Form 10-K
period 2001-12-31
COGENT COMMUNICATIONS GROUP INC
filed 2002-03-29
CIK 1158324

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

Commission file number: 1-31227

COGENT COMMUNICATIONS GROUP, INC.
(Exact name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation)	52-2337274 (I.R.S. Employer Identification No.)

1015 31st Street N.W.
Washington, D.C. 20007
(Address of principal executive offices)

(202) 295-4200
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
 Common Stock, $0.001 par value per share

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        As of March 25, 2002, 3,419,492 shares of the registrant's common stock, par value $0.001 per share, were outstanding. As of that date, the aggregate market value of the common stock held by non-affiliates of the registrant was $6,970,613 based on a closing price of $3.41 on the American Stock Exchange on such date. Directors, executive officers and 10% or greater shareholders are considered affiliates for purposes of this calculation but should not necessarily be deemed affiliates for any other purpose.

Documents Incorporated by Reference

        Portions of our Information Statement for the 2002 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2001 are incorporated herein by reference in response to Part III, Items 10 through 13, inclusive.

COGENT COMMUNICATIONS GROUP, INC.

FORM 10-K ANNUAL REPORT

FOR THE PERIOD ENDED DECEMBER 31, 2001

TABLE OF CONTENTS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This report may contain forward-looking statements and certain pro forma information that is presented for illustrative purposes only, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future results and events. You can identify these forward-looking statements by our use of words such as "anticipates," "believes," "continues," "expects," "intends," "likely," "may," "opportunity," "plans," "potential," "project," "will," and similar expressions to identify forward-looking statements, whether in the negative or the affirmative. We cannot guarantee that we actually will achieve these plans, intentions or expectations. These forward-looking statements are subject to risks, uncertainties and other factors, some of which are beyond our control, which could cause actual results to differ materially from those forecast or anticipated in such forward-looking statements.

        You should not place undue reliance on these forward-looking statements, which reflect our view only as of the date of this report. We undertake no obligation to update these statements or publicly release the result of any revisions to these statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

PART I

ITEM 1. BUSINESS

Overview

        We provide high-speed Internet access and data communications to businesses, other telecommunications providers, application service providers, and Internet service providers located in large commercial office buildings in central business districts of major metropolitan markets. We offer Internet access at speeds of 100 megabits per second (Mbps) and 1 gigabit (or 1,000 megabits) per second (Gbps). We also offer other similar data communications products for point-to-point communication along our network. We currently have facilities for provision of our services in the following cities: Washington D.C., Philadelphia, New York, Boston, Chicago, Dallas, Denver, Los Angeles, San Francisco, Houston, Miami, Santa Clara, Atlanta, Orlando, Tampa, San Diego, Sacramento, Jacksonville, Kansas City, Seattle and Toronto. We are currently serving customers in 18 of those cities.

        We provide our services using a state of the art nationwide network that connects our customers' local area networks, or LANs, to our network and the Internet at speeds of 100 Mbps and 1 Gbps. We have created our own nationwide inter-city facilities based network by acquiring rights to unlit fiber optic strands, or "dark fiber," connecting large metropolitan areas in the United States and metropolitan dark fiber rings, or metro rings, within the cities we intend to serve. We have primarily used equipment from Cisco to "light," or activate, these dark fibers so that they are capable of carrying data at very high speeds. We physically connect our network to our customers by acquiring or constructing a connection between our metro rings and our customers' premises. As of December 31, 2001, Cogent had its broadband data network operating or constructed inside 166 office buildings with more than 65 million rentable square feet and had agreements with real estate owners to install and operate its network in 967 office buildings totaling approximately 296 million rentable square feet.

        Our network has been designed and created solely for the purpose of transmitting data packets using Internet protocol. This means that our network does not require elaborate and expensive equipment to route and manage voice traffic and data traffic using other transmission protocols, such as ATM and Frame Relay. In addition, we charge our customers a flat monthly rate without regard to the origination or destination of their data traffic. As a result, we are not required to purchase, install and operate the complex and expensive billing equipment and systems that are used in voice grade networks. Finally, our network interfaces with our customers using Ethernet technology, which is widely used within corporate LANs.

Developments During the Year Ended December 31, 2001

Structural Reorganization

        Cogent Communications, Inc. was incorporated in Delaware on August 9, 1999. On March 14, 2001, we completed structural reorganization of the company by creating a new parent company, Cogent Communications Group, Inc., also a Delaware corporation. The reorganization was accomplished by an exchange by our stockholders of all of their outstanding common and preferred shares of Cogent Communications, Inc. for an equal number of common and preferred shares of the new parent company. The common and preferred shares of the new parent company include rights and privileges identical to the common and preferred shares of Cogent Communications, Inc. All of the options to purchase shares of Cogent Communications, Inc. common stock were also converted into options to purchase an equal number of shares of the new parent. This reorganization was a tax-free exchange.

Acquisition of NetRail Inc. Assets

        On September 6, 2001, we acquired for approximately $11.9 million the major assets of NetRail, Inc. through a sale conducted under Chapter 11 of the United States Bankruptcy Code. The assets include certain customer contracts and the related accounts receivable, circuits, network equipment, and settlement-free peering arrangements with Tier-1 Internet service providers. NetRail's facilities and traffic have been integrated with our network. We anticipate reduced costs of network operations from the availability of NetRail's Tier-1 settlement-free peering arrangements and an increase in revenue from the customers obtained in the acquisition.

Recent Developments

Merger with Allied Riser Communications Corporation

        On February 4, 2002, we consummated our merger with Allied Riser Communications Corporation.

        Allied Riser is a facilities-based provider of broadband data, video and voice communications services to small- and medium-sized businesses in North America, including Canada. Effective September 21, 2001, Allied Riser suspended its retail services in most of its markets in the United States. Cogent and Allied Riser merged because it presented an opportunity for the two companies to combine their networks. We expect to become a stronger competitor in our markets as a result of the merger.

        Inside its constructed buildings, Allied Riser has installed a fiber optic broadband data infrastructure that typically runs from the basement of the building to the top floor inside the building's vertical utility shaft. This broadband data infrastructure is designed to carry data traffic for all the building's tenants. Service for customers is initiated by connecting a fiber optic cable to the infrastructure in the vertical utility shaft to each customers office location.

        Inside the building, usually in the basement, Allied Riser also establishes a building point-of-presence. In each building point-of-presence, it connects the fiber optic cables to routers or other electronic equipment that enable transmission of data traffic to and from those cables and metro rings. Allied Riser has obtained the right to use a small amount of space in each building to establish the building point-of-presence.

        Allied Riser's typical lease or license agreement with a real estate owner is for a term of ten or more years. The agreement provides for the development of the network installation design and the approval of the construction plans and arrangements by the building's owner as well as ongoing reporting to the building's owner of network expansion as Allied Riser adds customers and revenue sharing or fixed monthly rent.

        Allied Riser, through its majority-owned subsidiary, Shared Technologies of Canada, Inc., continues to provide voice as well as retail high-speed Internet access in Toronto, Canada through its in-building network.

        We acquired Allied Riser by merging a wholly-owned subsidiary of Cogent with and into Allied Riser. As a consequence of the merger Allied Riser became a wholly-owned subsidiary of Cogent. In the merger, stockholders of Allied Riser received approximately 0.0321679 shares of our common stock for each share of Allied Riser common stock that they owned. As of March 15, 2002 the former Allied Riser stockholders own approximately 13.4% of the outstanding shares of our common stock, on a fully diluted basis.

        In connection with the merger we completed a ten-for-one reverse stock split. All share and per-share information contained in this report reflects the occurrence of that reverse stock split.

Acquisition of PSINet, Inc. Assets

        In January 2002, we entered into a due diligence agreement with PSINet, Inc. This agreement allowed us to undertake due diligence related to certain of PSINet's network operations in the United States. We paid a $3.0 million fee to PSINet in connection with this arrangement. On February 26, 2002, we entered into an Asset Purchase Agreement with PSINet. Pursuant to the Asset Purchase Agreement, we agreed to acquire certain of PSINet's assets and acquire certain liabilities related to its operations in the United States for a total of $7.0 million. The assets include certain of PSINet's customer contracts, accounts receivable, rights to 10,000 route miles pursuant to indefeasible rights of use, telecommunications and computer equipment, three web hosting data centers, and certain intangibles, including settlement-free peering rights. Settlement-free peering rights permit the transfer of data traffic to and from other carriers at no cost. Assumed liabilities include certain leased circuit commitments and collocation arrangements. On March 27, 2002, the bankruptcy court approved the sale. The transaction is expected to close in April 2002. This acquisition, if completed, will add a new element to Cogent's operations in that in addition to our current high-speed Internet access business, we will begin operating a more traditional Internet service provider business, with lower speed connections provided by leased circuits.

Allied Riser Bankruptcy Proceeding

        On March 27, 2002, certain holders of Allied Riser's 7.50% Convertible Subordinated Notes due 2007 filed an involuntary bankruptcy petition under Chapter 7 of the United States Bankruptcy Code against Allied Riser in United States Bankruptcy Court for the Northern District of Texas, Dallas Division. This development is discussed in greater detail in "Legal Proceedings" below.

Our Solution

        We believe that our network solutions effectively address many of the unmet communications needs of small- and medium-sized business customers by offering quality, performance, attractive pricing and service. Cogent allows customers to connect their corporate LANs to the public Internet at the same speeds and with the same Ethernet interface that they use within their LANs. Our solution is differentiated by:

        Attractive price/performance alternative: Our network architecture allows us to offer Internet access to our customers in Cogent-served buildings at attractive prices. Our service provides customers with substantially more bandwidth at a lower cost than traditional high-speed Internet access.

        Reliable service: We believe our network provides reliability at all levels through the use of highly reliable optical technology. We use a ring structure in the majority of our network, which enables us to route customer traffic simultaneously in both directions around the network rings both at the metro and national level. The availability of two data transmission paths around each ring acts as a backup, thereby minimizing loss of service in the event of equipment failure or damage.

        Direct Customer Interface: Our solution does not require us to use existing local infrastructure controlled by the local incumbent telephone companies. We generally do not rely upon the local telephone company to provide connections to our customers and thereby have more control over our services and pricing. We expect that this effort reduces both our costs and the amount of time that it takes to connect customers to our network.

        Deployment of cost effective and flexible technology: The 100 Mbps and 1 Gbps services can be deployed at comparatively lower incremental cost than other available technologies. We believe that our network infrastructure provides us with a competitive advantage over operators of existing networks that need to be upgraded to provide similar interactive bandwidth-intensive services. Ethernet represents the lowest cost interface available for data connectivity.

Our Network

        Our inter-city backbone network consists of two strands of optical fiber that we have acquired from Williams Communications under a pre-paid indefeasible right of use (IRU). We have the right to use the fiber for 20 years and may extend the term for two five-year periods without additional payment. We pay Williams to maintain the fiber during the period of the IRU. The fiber route is approximately 12,500 miles in length and runs through the metropolitan areas that we serve. Certain portions of our backbone network were provided by means of transmission capacity purchased from Williams Communications until certain segments of the IRU were available. We replaced this transmission capacity with fiber obtained under the IRU arrangement. As of December 31, 2001, Williams had delivered all of the approximately 12,500 miles of the route.

        In each metropolitan area in which we provide service, the backbone network is connected to a router (purchased from Cisco Systems) that provides a connection to one or more metropolitan networks. The metropolitan networks also consist of dark fiber that runs from the backbone router into buildings that we serve. The metropolitan fiber in most cases runs in a ring through the buildings served. The ring provides redundancy so that if the fiber is cut data can still be transmitted to the backbone router by directing traffic in the opposite direction around the ring. Each building that we serve has a Cisco router connected to the metropolitan fiber. The router in the building provides the connection to each customer in the building. In addition to connecting customers to our network, the metropolitan networks are used to connect our network to the networks of other Internet service providers.

        Inside our networked buildings, we install and manage a broadband data infrastructure that typically runs from the basement of the building to the customer location using the building's vertical utility shaft. Service for customers is initiated by connecting a fiber-optic cable from a customer's local area network to the infrastructure in the vertical utility shaft. The customer then has dedicated and secure access to our network using Ethernet connections.

Market Opportunity

        Increasing Internet usage is radically changing the way we obtain information, communicate, and conduct business. We expect the demand for data and Internet services to grow at a substantially greater pace than the voice market.

        According to Dun & Bradstreet, there are approximately 1.8 million small and medium-sized businesses in the United States, which typically employ between 10 and 500 employees. While most large enterprises build or lease dedicated high-speed networks and complex communications equipment, most small-and medium-sized businesses, due to cost and network infrastructure constraints, are not able to enjoy the levels of service and functionality that such facilities and equipment can provide. For example, the majority of small and medium-sized businesses access the Internet through relatively slow dial-up connections, often at speeds of 56,000 bits per second or less, or they may access the Internet through a dedicated private line typically transmitting data at 1.5 megabits per second. We believe that dedicated high speed connections to the Internet for small and medium-sized businesses will grow significantly over the next few years.

        We are targeting this growing market segment by constructing our fiber-optic broadband networks in the office buildings in which many small and medium-sized businesses are located. We estimate that there are more than 2,800 office buildings containing more than 100,000 square feet which serve at least 20 unique tenants and average more than 40 tenants, and are located within servable distance (a quarter of a mile) from a planned Cogent intra-city fiber ring.

Our Strategy

        We intend to become a leading provider of high-capacity broadband access to our customers in large multi-tenanted office buildings in commercial business districts of the 20 largest markets in the U.S. and Toronto, Canada. To achieve this objective, we intend to:

        Focus on most attractive markets and customers: We intend to build our customer base rapidly in our target markets. We target buildings that have high tenant count and limited broadband network access alternatives in dense commercial areas, which we believe will shorten the payback period on our investments. The value of our network and its ability to function both as a LAN-to-Internet and as a LAN-to-LAN network is enhanced by the number of cities which are connected to our network. However, we must select markets in which network construction cost and customer acquisition costs provide for an attractive return based upon our product offering and pricing. Our solution will not be available to all customers throughout the U.S. but rather will be offered on a selected basis.

        Maintain a simple pricing model: We offer our services at prices that are competitive with traditional Internet service providers. Pricing for T1 Internet access today is comprised of two components: (1) the local loop, which is purchased generally from the incumbent local exchange carrier (ILEC), or a competitive local exchange carrier (CLEC) and (2) the Internet port connection, which is typically provided by the Internet service provider. Our 100 megabits per second network access speed is substantially faster than typical connections offered by existing cable and telecommunications operators. We offer our 100 Mbps service at prices that can be lower than current prices for 1.5 Mbps service from traditional Internet service providers.

        Target small and medium-sized businesses with direct sales channel: The direct sales force is comprised of individuals who are geographically dispersed throughout most of our targeted markets. The retail sales effort is supported by an active program of direct mail and tele-marketing, which is used to qualify potential leads for the field sales force. We directly market our services to our potential customers.

        Pursue aggressive peering strategy: In order to connect to the public Internet, we use a combination of settlement-free peering and purchased transit capacity. We expect to reduce our transit purchase requirements as we accelerate our settlement-free peering strategy. Our network connects to other carriers networks at 15 geographically dispersed points.

Our Competitors

        We face competition from many established competitors with significantly greater financial resources, well-established brand names and large, existing installed customer bases. We also face competition from more recent entrants to the communications services market. Many of these companies offer products and services that are similar to our products and services, and we expect the level of competition to intensify in the future. We believe that competition will be based on many factors, including price, transmission speed, ease of access and use, breadth of service availability, reliability of service, customer support and brand recognition.

        In each market we serve, we face, and expect to continue to face, significant competition from the incumbent carriers, which currently dominate the local telecommunications markets. We compete with the incumbent carriers in our markets for local exchange services on the basis of product offerings, quality, capacity and reliability of network facilities, state-of-the-art technology, price, route diversity, ease of ordering and customer service. However, the incumbent carriers have long-standing relationships with their customers and provide those customers with various transmission and switching services that we, in many cases, do not currently offer. Because our fiber optic networks have been recently installed compared to those of the incumbent carriers, our state-of-the-art technology may provide us with cost, capacity, and service quality advantages over some existing incumbent carrier networks.

In-building competitors

        Some competitors, such as Cypress Communications, XO Communications, Intellispace, Eureka, Everest Broadband and eLink, are attempting to gain access to office buildings in our target markets. Some of these competitors are seeking to develop preferential relationships with building owners. To the extent these competitors are successful, we may face difficulties in building our networks and marketing our services within some of our target buildings. Our agreements to use utility shaft space (riser facilities) within buildings are generally not exclusive. An owner of any of the buildings in which we have rights to install a network could also give similar rights to one of our competitors. Certain competitors already have rights to install networks in some of the buildings in which we have rights to install our networks. It will take a substantial amount of time to build networks in all the buildings in which we intend to exercise our rights under our license agreements and master license agreements. Each building in which we do not build a network is particularly vulnerable to competitors. It is not clear whether it will be profitable for two or more different companies to operate networks within the same building. Therefore, it is critical that we build our networks in additional buildings quickly. Once we have done so, if a competitor installs a network in the same building, there will likely be substantial price competition.

Local telephone companies

        Incumbent local telephone companies, including regional Bell operating companies such as Verizon, SBC, Qwest and BellSouth, have several competitive strengths which may place us at a competitive disadvantage. These competitive strengths include an established brand name and reputation and significant capital to rapidly deploy or leverage existing communications equipment and broadband networks. Competitive local telephone companies often market their services to tenants of buildings within our target markets and selectively construct in-building facilities. Historically incumbent local telephone companies have not been required to compensate building owners for access and distribution rights within a targeted building.

Long distance companies

        Many of the leading long distance companies, such as AT&T, MCI WorldCom and Sprint, could begin to build their own in-building voice and data networks. The newer national long distance carriers, such as Level 3, Qwest and Williams Communications, are building and managing high speed fiber-based national voice and data networks, partnering with Internet service providers, and may extend their networks by installing in-building facilities and equipment.

Competitive local telephone companies

        Competitive local telephone companies often have broadband inter-building connections, market their services to tenants of large and medium-sized buildings, and selectively build in-building facilities.

Fixed wireless service providers

        Fixed wireless service providers, such as MCI WorldCom, XO Communications, First Avenue Communications, AT&T, Sprint, Terabeam, Teligent and Winstar, provide high-speed communications services to customers using microwave or other facilities or satellite earth stations on building rooftops.

Internet service providers

        Internet service providers, such as United Online, AT&T WorldNet, EarthLink, Genuity, Prodigy, the UUNET subsidiary of MCI WorldCom, and Verio, provide traditional and high speed Internet access to residential and business customers, generally using the existing communications infrastructure. Digital subscriber line companies and/or their Internet service provider customers, such as AT&T and Covad, typically provide broadband Internet access using digital subscriber line technology, which enables data traffic to be transmitted over standard copper telephone lines at much higher speeds than these lines would normally allow. Providers, such as America Online, Microsoft Network, Prodigy and Earthlink, generally target the residential market and provide Internet connectivity, ease-of-use and a stable environment for modem connections.

Cable-based service providers

        Cable-based service providers, such as Roadrunner, RCN Communications, Grande Communications, Comcast and Charter Communications use cable television distribution systems to provide high capacity Internet access.

Other high-speed Internet service providers

        We may also lose potential customers to other high-speed Internet service. These include Yipes, Intellispace and Telseon, and are often characterized as Ethernet metropolitan access networks. These providers have targeted a similar customer base and have business strategies that have elements that parallel ours.

Regulation

        Cogent is subject to numerous local regulations such as building and electrical codes, licensing requirements, and construction requirements. These regulations vary on a city-by-city and county-by-county basis.

        The Federal Communications Commission (FCC) regulates common carriers' interstate services and state public utilities commissions exercise jurisdiction over intrastate basic telecommunications services. The FCC and most state public utility commissions do not regulate Internet service providers. The offerings of many of our competitors and vendors, especially incumbent local telephone companies, are subject to direct federal and state regulations. These regulations change from time to time in ways that are difficult for us to predict.

        There is no current legal requirement that owners or managers of commercial office buildings give access to competitive providers of telecommunications services, although the FCC does prohibit carriers from entering contracts that restrict the right of commercial multiunit property owners to permit any other common carrier to access and serve the property's commercial tenants.

        There have been various statutes, regulations, and court cases relating to liability of Internet service providers and other on-line service providers for information carried on or through their services or equipment, including in the areas of copyright, indecency/obscenity, defamation, and fraud. The laws in this area are unsettled and there may be new legislation and court decisions that may affect our services and expose us to liability. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors—Legislation and government regulation could adversely affect us."

Employees

        At December 31, 2001, we had 133 employees.

ITEM 2. DESCRIPTION OF PROPERTIES

        We own no material real property. We are headquartered in facilities consisting of approximately 15,350 square feet in Washington, D.C., which we occupy under a lease with an entity controlled by our Chief Executive Officer, that expires on August 31, 2002. We also lease approximately 70,000 square feet of space in the metropolitan areas served to house the equipment that provides the connection between our backbone network and our metropolitan networks. These metropolitan hub sites average 3,000 square feet in size. The terms of their leases generally are for ten years with two five-year renewal options, at annual rents ranging from $13.50 to $75.00 per square foot. We believe that our facilities are generally in good condition and suitable for our operations.

ITEM 3. LEGAL PROCEEDINGS

        On July 26, 2001, in a case titled Hewlett-Packard Company v. Allied Riser Operations Corporation a/k/a Allied Riser Communications, Inc., Hewlett-Packard Company filed a complaint against a subsidiary of Allied Riser, Allied Riser Operations Corporation, in the 95th Judicial District Court, Dallas County, Texas, seeking damages of $18.8 million, attorneys' fees, interest, and punitive damages relating to various types of equipment allegedly ordered from Hewlett-Packard Company by Allied Riser Operations Corporation. We believe that this suit is without merit and Allied Riser has filed its answer generally denying Hewlett-Packard's claims. We intend to continue to vigorously contest this lawsuit.

        On January 16, 2002, Allied Riser received a letter from Hewlett-Packard Company alleging that certain unspecified contracts are in arrears, and demanding payment in the amount of $10.0 million. The letter does not discuss the basis for the claims or whether the funds sought are different from or in addition to the funds sought in the July 26, 2001 lawsuit. Allied Riser, through its legal counsel, has made an inquiry of Hewlett-Packard's counsel to determine the basis for the claims in the letter. We believe this claim is without merit and intend to vigorously contest this claim.

        On December 12, 2001 Allied Riser announced that certain holders of its 7.50% Convertible Subordinated Notes due 2007 filed notices as a group with the Securities and Exchange Commission (SEC) on Schedule 13D including copies of documents indicating that such group had filed suit in Delaware Chancery Court on December 6, 2001 against Allied Riser and its board of directors. The suit alleges, among other things, breaches of fiduciary duties and default by Allied Riser under the indenture related to the notes, and requested injunctive relief to prohibit Allied Riser's merger with Cogent. The plaintiffs amended their complaint on January 11, 2002 and subsequently served it on Allied Riser. On January 28, 2002 the Court held a hearing on a motion by the plaintiffs to preliminarily enjoin the merger. On January 31, 2002 the Court issued a Memorandum Opinion denying that motion. We believe that the suit is without merit, and intend to continue to vigorously contest this lawsuit.

        On February 21, 2002, the Division of Enforcement of the SEC requested that we voluntarily provide it certain documents related to the fairness opinion delivered to the Allied Riser board of directors by Allied Riser's financial advisor, Houlihan Lokey Howard & Zukin on August 28, 2001, and our Series C preferred stock financing. We are complying with the request. The SEC has not informed us as to the reason for its request.

        On March 27, 2002, certain holders of Allied Riser's notes filed an involuntary bankruptcy petition under Chapter 7 of the United States Bankruptcy Code against Allied Riser in United States Bankruptcy Court for the Northern District of Texas, Dallas Division. It is unclear on the face of the petition the exact nature or specifics of the claim, and the petition does not name Cogent as a party or otherwise. We note, however, that pursuant to the terms of the supplemental indenture related to the notes, Cogent is a co-obligor of the notes. We believe that the claim is without merit and intend to file a motion to dismiss it and otherwise vigorously contest it. We do not believe that this claim will have a material adverse effect on our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        During the fourth quarter of the year ended December 31, 2001, we were not a reporting company under Section 12 of the Securities Exchange Act of 1934 and were not subject to the proxy and consent solicitation requirements promulgated under the Act. In that period, our security holders acted by written consent on two occasions.

        On October 24, 2001, our security holders acted by written consent to:

  •
  adopt, approve, ratify and confirm the terms and conditions of the amendment to our credit facility with Cisco Systems Capital Corporation and related documents; and

  •
  authorize, empower and direct us to enter into the amendment to the credit facility.

        On October 16, 2001, our security holders acted by written consent to:

  •
  adopt and approve our second amended and restated certificate of incorporation;

  •
  approve the terms and conditions of, and authorize the consummation of our Series C preferred stock financing; and

  •
  amend the 2000 equity incentive plan to increase the shares of our common stock available under the plan.

        In the same written consent:

  •
  the holders of our preferred stock waived their rights to participation and any notice periods with respect to the issuance of and sale of our Series C preferred stock;

  •
  the holders our Series A preferred stock acted to amend the Series A Stock Purchase Agreement; and

  •
  the holders our Series B preferred stock acted to amend the Series B Stock Purchase Agreement.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our common stock is currently traded on the American Stock Exchange under the symbol "COI." Prior to February 5, 2002 and during the year ended December 31, 2001, no established public trading market for the common stock existed.

        As of March 25, 2002, there were approximately 148 holders of record of shares of our common stock, which excludes beneficial owners of shares held in "street name." A significant number of shares of our common stock are held in nominee name for beneficial owners.

        We have not paid any dividends on our common stock since inception and do not anticipate paying any dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will be dependent upon then existing conditions, including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects, and other factors our board of directors deems relevant and is subject to the prior payment of 8% dividend to Series C preferred stock. Additionally, our credit agreement with Cisco Systems prohibits us from paying cash dividends and restricts our ability to make other distributions to our stockholders.

        Set forth in chronological order is information regarding all securities sold and employee stock options granted by Cogent during the year ended December 31, 2001. Further included is the consideration, if any, received by Cogent for such securities, and information relating to the section of the Securities Act of 1933, as amended (Securities Act), and the rules of the Securities and Exchange Commission under which exemption from registration was claimed. All awards of options did not involve any sale under the Securities Act. None of these securities were registered under the Securities Act. No sale of securities involved the use of an underwriter and no commissions were paid in connection with the sales of any securities.

1.
At various times during the year ended December 31, 2001, Cogent granted to employees and directors options to purchase an aggregate of 822,072 shares of Common Stock with exercise prices ranging from $2.00 per share to $15.00 per share.

2.
On October 15, 2001, we issued 49,773,402 shares of Series C preferred stock for an aggregate purchase price of $62.0 million to certain holders of our Series B preferred stock and a certain new investors including our Chief Executive Officer, David Schaeffer who purchased 1,604,235 shares. The purchase price for such shares was paid in cash at the time of the issuance of the Series C preferred stock. The sale of the Series C preferred stock did not involve the use of an underwriter and was exempt from registration under the Securities Act of 1933 pursuant to Regulation D promulgated under the Securities Act of 1993 as amended.

3.
On October 24, 2001, we entered into a Credit Facility with Cisco Systems Capital Corporation. The facility included the issuance of warrants to Cisco Capital to purchase five percent of our common stock, on a fully-diluted basis. The exercise price of the warrants to purchase 710,216 shares of our common stock was based upon the most recent significant equity transaction, as defined in the facility, and ranged from $12.47 to $30.44 per share.

        The issuances and resales of the securities above were made in reliance on one or more exemptions from registration under the Securities Act of 1933, including those provided by Section 4(2) of the Act, Regulations D and E and the Rules promulgated thereunder. The purchasers of these securities represented that they had adequate access, through their employment with us or otherwise, to information about Cogent.

        On February 4, 2002, we completed our merger with Allied Riser Communications Corporation. The registration statement on Form S-4 relating to the merger (File No. 333-71684) was declared effective on January 8, 2002. No underwriters participated in the merger.

        In connection with the merger, we registered 2,192,219 shares of our common stock $0.001 par value. Stockholders of Allied Riser received approximately 0.0321679 shares of our common stock for each share of Allied Riser common stock that they owned, and, as a result, the former Allied Riser stockholders now own approximately 13.4% of the outstanding shares of our common stock on a fully diluted basis.

        As of March 25, 2002, we had incurred estimated expenses of $1.1 million with respect to the merger. None of those expenses were underwriting discounts, commissions, finders fees or expenses or direct or indirect payments to directors, officers, general partners of Cogent or their affiliates or to persons owning 10% or more of any class of equity securities of Cogent or to affiliates of Cogent:

        There were no proceeds from the merger.

ITEM 6. SELECTED FINANCIAL DATA

        The annual financial information set forth below has been derived from the audited consolidated financial statements included in this Form 10-K and does not include amounts related to the merger with Allied Riser. The information should be read in connection with, and is qualified in its entirety by reference to Cogent's financial statements and notes included elsewhere in this Form 10-K. Cogent was incorporated on August 9, 1999. Accordingly, no financial information prior to August 9, 1999 is available.

	Years Ended December 31,
(dollars in thousands)
	1999	2000	2001
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Service revenue	$—	$—	$3,018
Expenses:
Cost of network operations	—	3,040	19,990
Amortization of deferred compensation — cost of network operations	—	—	307
Selling, general, and administrative	82	10,845	27,322
Amortization of deferred compensation — SG&A	—	—	2,958
Depreciation and amortization	—	338	13,535

Total operating expenses	82	14,223	64,112

Operating loss	(82)	(14,223)	(61,094)
Interest income (expense), net	—	2,328	(6,031)
Other income	—	134	212

Net loss	(82)	(11,761)	(66,913)
Beneficial conversion charge related to preferred stock	—	—	(24,168)

Net loss applicable to common stock	(82)	(11,761)	(91,081)

Net loss per common share — basic and diluted	$(0.06)	$(8.51)	$(64.78)

Weighted-average common shares — basic and diluted	1,360,000	1,382,360	1,406,007
CONSOLIDATED BALANCE SHEET DATA (AT PERIOD END):
Cash and cash equivalents	$—	$65,593	$49,017
Working capital	18	52,621	46,579
Total assets	25	187,740	319,769
Preferred stock	—	115,901	177,246
Stockholders' equity	18	104,248	110,214
OTHER OPERATING DATA:
EBITDA	$(82)	$(13,885)	$(44,294)
Net cash used in operating activities	(75)	(16,370)	(46,786)
Net cash used in investing activities	—	(80,989)	(131,652)
Net cash provided by financing activities	75	162,952	161,862

        As used in the table above, EBITDA consists of net loss excluding net interest and other income, income taxes, depreciation and amortization, and amortization of deferred compensation. We believe that, because EBITDA is a measure of financial performance, it is useful to investors as an indicator of a company's ability to fund its operations and to service or incur debt. EBITDA is not a measure calculated under accounting principles generally accepted in the United States. Other companies may calculate EBITDA differently. It is not an alternative to operating income as an indicator of our operating performance or an alternative to cash flows from operating activities as a measure of liquidity and investors should consider these measures as well. We do not expect to generate positive EBITDA in the near term. We anticipate that our discretionary use of EBITDA, if any, generated from our operations in the foreseeable future will be restricted by our need to build our infrastructure and expand our business. To the extent that EBITDA is available for these purposes, our requirements for outside financing will be reduced. All share and per-share data in the table above reflects the ten-for-one reverse stock split that occurred in connection with our merger with Allied Riser.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        You should read the following discussion together with the financial statements and related notes included elsewhere in the prospectus. The results below are not necessarily indicative of the results to be expected in any future period. Certain matters discussed below are forward-looking statements. See "Special Note Regarding Forward-Looking Statements."

  General Overview

        Cogent was formed on August 9, 1999 as a Delaware corporation. Our primary activities to date have included recruiting employees, obtaining financing, branding and marketing our products, obtaining customer orders and building access rights, designing and constructing our fiber-optic network and facilities, and providing customer support.

        We began invoicing our customers for our services in April 2001. We provide our high-speed Internet access service to our customers for a fixed monthly fee. We recognize service revenue in the month in which the service is provided. Customer cash receipts for service received in advance of revenue earned is recorded as deferred revenue and recognized over the service period or, in the case of installation charges, over the estimated customer life.

        As Cogent began to serve customers, we began to incur additional elements of network operations costs, including building access agreement fees, network maintenance costs and transit costs. Transit costs include the costs of transporting our customers' Internet traffic to and from networks that compose the Internet and with which we do not have a direct settlement-free peering agreement.

  Recent Developments

        Merger with Allied Riser Communications Corporation.    On August 28, 2001, we entered into an agreement to merge with Allied Riser Communications Corporation. Allied Riser is a facilities-based provider of broadband data and video communication services to small- and medium-sized businesses located in selected buildings in North America, including Canada. The merger agreement was amended on October 13, 2001. Upon the closing of the merger on February 4, 2002, Cogent issued approximately 13.4% of its common stock, on a fully diluted basis, to the existing Allied Riser stockholders. The merger required Cogent to assume the outstanding obligations of Allied Riser as of the closing date. As of December 31, 2001, these obligations included, among other amounts, approximately $117.0 million of Allied Riser's convertible notes and approximately $42 million in commitments for operating lease and capital lease obligations. As of December 31, 2001, Allied Riser had cash and cash equivalents of approximately $78.1 million.

        Acquisition of NetRail Inc. Assets.    On September 6, 2001, Cogent acquired for approximately $11.9 million the major assets of NetRail, Inc. through a sale conducted under Chapter 11 of the United States Bankruptcy Code. The assets include certain customer contracts and the related accounts receivable, customer circuits, network equipment, and settlement-free peering arrangements with Tier-1 Internet service providers. NetRail's facilities and traffic have been integrated with our network. Cogent anticipates reduced costs of network operations from the availability of NetRail's Tier-1 settlement-free peering arrangements and an increase in our revenues derived from the customers obtained in the acquisition.

        Reduction in Employees.    On October 9, 2001, Cogent reduced its staff by approximately 50 employees and re-aligned portions of its organizational structure to streamline its operations and better focus its activities.

        Sale of Series C Preferred Stock.    On October 15, 2001, Cogent sold approximately 49.8 million shares of its Series C preferred for $62.0 million in a private transaction. In connection with the Series C preferred stock issuance, the conversion price of our Series B preferred stock was adjusted pursuant to the anti-dilution provisions of our amended and restated certificate of incorporation. The result was that Series B preferred stock is convertible into approximately 590,000 additional shares of common stock.

        Potential Acquisition of PSINet Assets.    On January 14, 2001, Cogent entered into a due diligence agreement to evaluate the possibility of purchasing select assets out of bankruptcy from PSINet. Cogent subsequently concluded its due diligence and in February 2002 entered into a definitive asset purchase agreement to purchase a portion of the US assets of PSINet. On March 27, 2002, the bankruptcy court approved the sale. The transaction is expected to close in April 2002. This acquisition, if completed, will add a new element to Cogent's operations in that we will begin operating a more traditional Internet service provider business, with lower speed connections provided by leased circuits.

        Metromedia Fiber Networks (MFN) and Other Telecommunications Companies.    One of our suppliers of metropolitan fiber optic facilities, MFN, has announced that it may file for bankruptcy in April 2002. This would impact our operations mostly by decreasing our ability to add new metropolitan fiber rings from MFN and our ability to add new buildings to existing MFN rings. However, as we have other providers of metropolitan fiber optic facilities we do not anticipate a significant impact on our operations from MFN's bankruptcy.

        MFN's financial difficulties are characteristic of the telecommunications industry today. Several of our vendors, including Williams Communications, Level 3 and Qwest, have been reported in the financial press to be experiencing financial difficulties. We do not expect Williams' difficulties to impact us because Williams has completed delivery of our national fiber optic backbone. Our solution for metropolitan networks is to have a large number of providers and to develop the ability to construct our own fiber optic connections to the buildings we serve.

        On March 27, 2002, certain holders of Allied Riser's convertible subordinated notes due 2007 filed an involuntary bankruptcy petition under Chapter 7 of the United States Bankruptcy Code against Allied Riser in United States Bankruptcy Court for the Northern District of Texas, Dallas Division. This development is discussed in greater detail in "Legal Proceedings" and elsewhere in this section.

Results of Operations

Year Ended December 31, 2001 Compared to the Year Ended December 31, 2000

        Revenue.    Revenue for the year ending December 31, 2001 was $3.0 million compared to no revenue for the year ending December 31, 2000. We began invoicing our customers in April 2001. Revenue related to the customer contracts acquired in the NetRail acquisition was $1.2 million for the period from September 7, 2001 to December 31, 2001.

        Network Operations.    Network operations costs for the year ended December 31, 2001 were primarily comprised of five elements:

  •
  temporary leased transmission capacity incurred for certain segments until the nationwide fiber-optic intercity network was placed in service;

  •
  the cost of leased network equipment sites and facilities;

  •
  salaries and related expenses of employees directly involved with Cogent's network activities;

  •
  transit charges—amounts paid to service providers for connecting to the Internet

  •
  building access agreement fees paid to landlords; and

  •
  maintenance charges related to Cogent's nationwide fiber-optic intercity network and metro rings.

        The cost of network operations was $20.3 million for the year ended December 31, 2001 compared to $3.0 million for the year ended December 31, 2000. The cost of network operations for the year ended December 31, 2001 includes approximately $0.3 million of amortization of deferred compensation. We believe that the cost of network operations will increase as Cogent continues to construct its network, acquire additional office building access agreements, and service an increasing number of customers. The cost of temporary leased transmission capacity was $3.9 million for the year ended December 31, 2001 compared to $0.9 million in the year ended December 31, 2000. These costs were incurred until the remaining segments of Cogent's nationwide fiber-optic intercity network were placed in service. Cogent cancelled the one remaining leased-line segment in December 2001. As this leased capacity of the network was replaced with Cogent's dark fiber IRUs, the related cost of network operations decreased and depreciation and amortization expense increased. As of December 31, 2001, all of the approximately 12,500 route miles of the nationwide fiber-optic intercity network had been delivered to Cogent.

        Selling, General, and Administrative Expenses.    Selling, general and administrative expenses, or SG&A, primarily include salaries and the related administrative costs associated with an increase in the number of employees. SG&A increased to $30.3 million for the year ended December 31, 2001 from $10.8 million for the year ended December 31, 2000. SG&A for the year ended December 31, 2001 includes approximately $3.0 million of amortization of deferred compensation. SG&A expenses increased primarily from an increase in employees and related expenses required to support Cogent's growth. We had 133 employees at December 31, 2001 versus 186 employees at December 31, 2000. On October 9, 2001, Cogent reduced its staff by approximately 50 employees and re-aligned portions of its organizational structure to streamline its operations and better focus its activities. The weighted-average number of employees for 2001 was 210. Cogent capitalizes the salaries and related benefits of employees directly involved with its construction activities. Cogent began capitalizing these costs in July 2000 and will continue to capitalize these costs while its network is under construction. Cogent believes that SG&A expenses will continue to increase primarily due to the expected growth in the number of employees and related costs required to support its operations and customers.

        Depreciation and Amortization.    Depreciation and amortization expense increased to $13.5 million for the year ended December 31, 2001 from $0.3 million for the year ended December 31, 2000. These expenses represent the depreciation of the capital equipment required to support Cogent's network and the amortization of the Company's IRU's. These amounts increased because Cogent had more capital equipment and IRU's in service in 2001 than in the same period in 2000. Cogent begins the depreciation and amortization of its capital assets once the related assets are placed in service. Cogent believes that future depreciation and amortization expense will continue to increase due to the acquisition of additional network equipment, existing equipment being placed in service, and the amortization of Cogent's capital lease IRUs.

        Interest Income and Expense.    Interest income decreased to $1.9 million for the year ended December 31, 2001 from $3.4 million for the year ended December 31, 2000. Interest income relates to interest earned on Cogent's marketable securities. Cogent's marketable securities consisted of money market accounts and commercial paper. The reduction in interest income is primarily due to a reduction in interest rates for 2001 compared to 2000.

        Interest expense increased to $7.9 million for the year ended December 31, 2001 from $1.1 million for the year ended December 31, 2000. The increase in interest expense results from an increase in borrowings in 2001 partially offset by a reduction in interest rates and an increase in capitalized interest. Interest expense relates to interest charged on Cogent's borrowing on its vendor financing facility and its capital lease agreements. Cogent began borrowing under its credit facility with Cisco

Capital in August 2000 and had borrowed $181.3 million at December 31, 2001 and $67.2 million at December 31, 2000. Cogent incurred $24.0 million and $47.9 million of capital lease obligations related to IRUs for the years ended December 31, 2001 and December 31, 2000, respectively. Cogent capitalized $4.4 million of interest for the year ended December 31, 2001 and $3.0 million for the year ended December 31, 2000. Cogent began capitalizing interest in July 2000 and will continue to capitalize interest expense while its network is under construction. Borrowings accrue interest at the three-month LIBOR rate, established at the beginning of each calendar quarter, plus a stated margin.

        Income Taxes.    Cogent recorded no income tax expense or benefit for the year ended December 31, 2001 or the year ended December 31, 2000. The federal and state net operating loss carry-forwards of approximately $71.0 million at December 31, 2001 expire between 2019 and 2021. Due to the uncertainty surrounding the realization of the Company's net operating losses and its other deferred tax assets, Cogent has recorded a valuation allowance for the full amount of its net deferred tax asset. For federal and state tax purposes, Cogent's net operating loss carry-forwards could be subject to certain limitations on annual utilization if certain changes in ownership were to occur as defined by federal and state tax laws. Should Cogent achieve profitability, its net deferred tax asset may be available to offset future income tax liabilities.

        Earnings Per Share.    Basic and diluted net loss per common share applicable to common stock increased to $(64.78) for the year ended December 31, 2001 from $(8.51) for the year ended December 31, 2000. The net loss applicable to common stock for the year ended December 31, 2001 includes a $24.2 million non-cash beneficial conversion charge related to the Company's Series B preferred stock. The weighted-average shares of common stock outstanding increased to 1,406,007 shares at December 31, 2001 from 1,382,360 shares at December 31, 2000, due to exercises of options for Cogent's common stock.

        For the years ended December 31, 2000 and 2001, options to purchase 608,136 and 1,157,920 shares of common stock at weighted-average exercise prices of $9.90 and $5.30 per share, respectively, are not included in the computation of diluted earnings per share as they are anti-dilutive. For the years ended December 31, 2000 and 2001, 45,809,783, and 95,583,185 shares of preferred stock, which were convertible into 4,580,978, and 10,148,309 shares of common stock respectively, were not included in the computation of diluted earnings per share as a result of their anti-dilutive effect. For the year ended December 31, 2001, warrants for 710,216 shares of common stock, were not included in the computation of diluted earnings per share as a result of their anti-dilutive effect.

Year Ended December 31, 2000 Compared to the Period from Inception (August 9, 1999) to December 31, 1999

        Revenue.    We began recognizing revenue and invoicing our customers in April 2001. Therefore, there was no reported revenue for the year ended December 31, 2000 and the period from inception (August 9, 1999) to December 31, 1999.

        Network Operations.    Network operations costs for 2000 primarily included five elements:

  •
  temporary leased transmission capacity costs;

  •
  the cost of leased network equipment sites and facilities;

  •
  salaries and related expenses of employees directly involved with Cogent's network activities;

  •
  building access agreement fees paid to landlords multi-tenant office buildings; and

  •
  maintenance charges related to Cogent's nationwide fiber-optic intercity network.

        The cost of network operations was $3.0 million in 2000 and there were no such costs in 1999. Cogent believes that cost of network operations will increase as Cogent continues to construct its network, acquire additional office building access agreements, and service its customers. The cost of temporary leased private-line transmission capacity was $0.9 million for 2000 and there were no such costs in 1999. As this leased capacity of the network was replaced with Cogent's dark fiber IRUs, the related cost of network operations decreased and depreciation and amortization expense increased. As of December 31, 2000 approximately 5,100 route miles of the approximately 12,500 route miles ordered by Cogent had been delivered.

        Selling, General, and Administrative Expenses.    SG&A expenses increased from $0.08 million for the period from inception (August 9, 1999) to December 31, 1999 to $10.8 million in 2000. SG&A expenses increased primarily due to an increase in employees and related expenses required to support Cogent's growth. Cogent had 186 employees at December 31, 2000 versus three employees at December 31, 1999.

        Depreciation and Amortization.    Depreciation and amortization expense was $0.3 million in 2000 and there was no depreciation and amortization expense in 1999. These expenses represent the depreciation of the capital equipment required to support Cogent's network and there was no capital equipment in 1999. Cogent begins the depreciation and amortization of its capital assets once the related assets are placed in service and it believes that future depreciation and amortization expense will continue to increase due to the acquisition of additional network equipment and the amortization of Cogent's capital lease IRUs.

        Interest Income and Expense.    Interest income was $3.4 million in 2000 and there was no interest income in 1999. Interest income relates to interest earned on Cogent's marketable securities. Marketable securities at December 31, 2000 consisted of money market accounts and commercial paper all with original maturities of three months or less.

        Interest expense was $1.1 million in 2000 and there was no interest expense in 1999. Interest expense relates to interest charged on Cogent's borrowing on a financing facility provided by Cisco Capital and capital lease agreements. Cogent began borrowing under its vendor credit facility in August 2000 and had borrowed $67.2 million at December 31, 2000. Borrowings accrue interest at the three-month LIBOR rate, established at the beginning of each calendar quarter, plus a stated margin. Cogent incurred $47.9 million of capital lease obligations in 2000 related to its 30-year IRUs for its nationwide fiber optic intercity network. Cogent capitalized $3.0 million of interest expense in 2000. Cogent will continue to capitalize interest expense while its network is under construction.

        Income Taxes.    Cogent recorded no income tax expense or benefit for 2000 or 1999. Cogent's federal and state net operating loss carry-forwards of $9.6 million at December 31, 2000 expire between 2019 and 2020. Due to the uncertainty surrounding the realization of the Company's net operating losses and its other deferred tax assets, Cogent has recorded a valuation allowance for the full amount of its net deferred tax asset. Should Cogent achieve profitability, its net deferred tax asset may be available to offset future income tax liabilities. For federal and state tax purposes, Cogent's net operating loss carry-forwards could be subject to certain limitations on annual utilization if certain changes in ownership were to occur as defined by federal and state tax laws.

        Earnings Per Share.    Basic and diluted net loss per common share increased to $(8.51) for 2000 from $(0.06) in 1999. The weighted-average shares of common stock outstanding increased to 1,382,360 shares at December 31, 2000 from 1,360,000 shares at December 31, 1999, due to exercises of options for Cogent's common stock. For the years ended December 31, 2000 and 1999, options to purchase 608,136 and 46,950 shares of common stock at weighted-average exercise prices of $9.90 and $0.10 per share, respectively, are not included in the computation of diluted earnings per share as they are anti-dilutive. For the year ended December 31, 2000, 45,809,783 shares of preferred stock, which are convertible into 4,580,978 shares of common stock, were not included in the computation of diluted earnings per share as a result of their anti-dilutive effect. There was no preferred stock outstanding in 1999.

Liquidity and Capital Resources

        Since inception, we have primarily funded our operations and capital expenditures through private equity financing, long-term debt, and equipment financing arrangements. As of December 31, 2001, we have raised $177.0 million of private equity funding, obtained a credit facility for borrowings of up to $409.0 million and have capital lease obligations outstanding at December 31, 2001 of approximately $21.1 million. Our current cash and cash equivalents position and short-term investments totaling $50.8 million are an additional source of our liquidity.

        Net Cash Provided by (Used in) Operating Activities.    Net cash used in operating activities increased to $46.8 million for the year ended December 31, 2001 as compared to a use of $16.4 million for the year ended December 31, 2000. This increase is primarily due to an increase in the net loss to $66.9 million for the year ended December 31, 2001 from a net loss of $11.8 million for the year ended December 31, 2000. These net losses are offset by depreciation and amortization and changes in assets and liabilities of a positive $20.1 million and negative $4.6 million for the years ended December 31, 2001 and December 31, 2000, respectively.

        Net Cash Provided by (Used in) Investing Activities.    Investing activities include the purchases of property and equipment and for the year ended December 31, 2001 and the purchase of the NetRail assets for $11.9 million. Purchases of property and equipment increased to $118.0 million for the year ended December 31, 2001 as compared to $81.0 million for the year ended December 31, 2000. The increase is primarily due to purchases of network equipment under the Cisco credit facility of $79.2 million for the year ended December 31, 2001. We had purchases of short-term investments of $1.7 million for 2001.

        Net Cash Provided by (Used in) Financing Activities.    Financing activities provided $161.9 million for the year ended December 31, 2001 compared to $163.0 million for the year ended December 31, 2000. We received proceeds from borrowing $78.6 million in equipment loans and $29.0 million in a working capital loan under the credit facility for the year ended December 31, 2001. In 2001, we also entered into $6.4 million in loans to fund interest and fees related to the credit facility. Borrowings under the credit facility for the year ended December 31, 2000 included $67.2 million of equipment loans. For the year ended December 31, 2000, we received net proceeds of $116.0 million from the issuance of preferred stock. This included net proceeds of $25.9 million for the issuance of Series A preferred stock in February 2000 and $90.0 million from the proceeds of Series B preferred stock paid in June and July 2000. For the year ended December 31, 2001, we received net proceeds of $61.3 million from the issuance of Series C preferred stock. The liquidation preference at December 31, 2001, of our preferred stock was $228.4 million. Principal repayments of capital lease obligations were $12.8 million for the year ended December 31, 2001 as compared to $37.2 million for the year ended December 31, 2000.

        In connection with our product and service agreement with Cisco, Cisco agreed to pay us a total of $22.5 million, with $16.9 million paid in 2000 and $5.6 million paid in 2001. These payments are recorded as a deferred equipment discount and classified as a reduction of the costs of network equipment. The deferred equipment discount is being amortized as a reduction to depreciation expense over a seven-year period as the related equipment is placed in service.

        On October 15, 2001, we sold $62.0 million of our Series C preferred stock in a private transaction. In connection with the Series C preferred stock issuance, the conversion price of our of Series B preferred stock was adjusted pursuant to the anti-dilution provisions of our amended and restated certificate of incorporation. As a result the Series B preferred stock can be converted into approximately 590,000 additional shares of our common stock. This beneficial conversion feature resulted in a $24.2 million non-cash charge recorded during the fourth quarter of 2001.

        Credit Facility.    In October 2001, we entered into an agreement with Cisco Systems Capital Corporation (Cisco Capital) under which Cisco Capital agreed to enter into a $409.0 million credit facility with us. This credit facility replaced the existing $310.0 million credit facility between Cisco Capital and us. Borrowings under the facility become available in increments subject to our satisfaction of certain operational and financial covenants over time. Up to $25.0 million is available for equipment loans through June 30, 2002, of which $1.3 million was borrowed as of December 31, 2001. An additional $100.0 million of equipment loans becomes available on July 1, 2002. Up to $16.0 million is available to fund interest and fees related to the facility through June 30, 2002 of which $6.4 million was borrowed as of December 31, 2001. An additional $59.0 million for funding interest and fees related to the facility becomes available on July 1, 2002. An additional $35.0 million in working capital loans becomes available on July 1, 2002. The aggregate balance of working capital loans is limited to 35% of outstanding equipment loans. Borrowings under the facility for the purchase of products and working capital are available until December 31, 2004. Borrowings under the facility for the funding of interest and fees are available until December 31, 2005.

        In connection with the merger with Allied Riser, certain of the facility's covenants were renegotiated. The current covenants include the following:

  •
  Beginning on December 31, 2003, our ratio of consolidated funded debt to EBITDA must not exceed a maximum threshold. This maximum ratio begins at 11.6:1 on December 31, 2003 and declines by March 31, 2008 to 0.6:1.

  •
  We must meet minimum revenue thresholds. From January 31, 2002 to May 31, 2002, Cogent must meet monthly revenue thresholds beginning at $755,000, and increasing to $1,855,000. Beginning on June 30, 2002, Cogent must meet quarterly thresholds of annualized revenue. These targets begin at $26,700,000 and gradually increase to $681,700,000 by December 31, 2007, and $609,900,000 thereafter.

  •
  Beginning June 30, 2002, we must meet minimum EBITDA thresholds for the trailing four quarters. These thresholds begin at $(45,200,000) as of June 30, 2002, peaking at $238,500,000 as of June 30, 2005, before decreasing to $155,000,000 as of March 31, 2008 and thereafter.

  •
  Beginning December 31, 2003, our ratio of EBITDA to interest expense, measured as described in the agreement, must meet a minimum threshold for each quarter. This minimum ratio begins at 0.3:1 on September 30, 2003 and increases to 4.2:1 by December 31, 2004, before decreasing to 1.2:1 by June 30, 2006. After June 30, 2006, this threshold varies between 1.2:1 and 1.0:1.

  •
  Beginning June 30, 2002, our ratio of consolidated funded debt to capitalization must not exceed a maximum percentage, which starts at 71% as of June 30, 2002, and decreases to 50% as of September 30, 2007 and thereafter.

  •
  We must meet minimum thresholds for customers—counting as separate customers offices of any individual customers that are located in separate buildings. This threshold is 231 as of January 31, 2002, increasing to 25,168 by March 31, 2008.

  •
  We must maintain minimum cash reserves, starting with $53,900,000 as of June 30, 2002. This minimum threshold varies each quarter until June 30, 2004, when it begins to increase gradually from $64,100,000 to $284,500,000 by March 31, 2007.

  •
  We must meet minimum requirement for nodes connected to its network. This threshold is 162 as of January 31, 2002, increasing to 2,356 by March 31, 2008.

  •
  We may not make capital expenditures on an annualized basis in excess of a maximum amount that varies for each year. This maximum amount is $66,600,000 for the year ending December 31, 2002, increasing to $115,200,000 by the year ending December 31, 2005, before decreasing to $77,600,000 for the year ended December 31, 2007 and thereafter.

        For loans outstanding prior to entering into the October 2001 facility, the applicable interest rate is LIBOR, or the London Interbank Offer Rate, plus 4.5% per annum. For loans issued after entering into the October 2001 facility, the applicable interest rate is LIBOR plus a margin ranging from 6.5% currently, down to 2.0%, depending upon our EBITDA—or earnings before interest, taxes, depreciation and amortization—and leverage ratio—or its ratio or consolidated funded debt to EBITDA.

        In connection with this agreement, we granted to Cisco Capital rights which, together with the warrants issued to Cisco Capital under the previous credit agreement, will permit Cisco Capital to acquire up to 5% of the fully diluted common stock of Cogent. All warrants are exercisable for eight years from the grant date at exercise prices ranging from $12.47 to $30.44 per share, with the weighted-average exercise price of $18.10.

        The credit facility is secured by the pledge of all of our assets. The credit facility also includes a closing fee, facility fee and a quarterly commitment fee on the underlying commitment. Borrowings are permitted to be prepaid at any time without penalty and are subject to mandatory prepayment based upon excess cash flow or, in certain circumstances, upon the receipt of proceeds from the sale of our debt or equity securities, and other events, such as asset sales. Principal payments on the credit facility begin in March 2005 and will be completed by December 2008. The $409.0 million credit facility will mature on December 31, 2008.

        We are currently in compliance with all conditions, restrictions, and covenants contained in the Cisco credit facility. The facility is only partially available until June 30, 2002 and, assuming we remain in compliance with the covenants on that date, the entire facility will be available at that time, enabling us to fund our anticipated level of operations through the end of 2002. If the Cisco facility becomes unavailable, at any point in time, we may not have sufficient funds to fund current or anticipated levels of operation through December 2002.

        Product and Service Agreement with Cisco Systems.    We have entered into an agreement with Cisco Systems, Inc. for the purchase of a total of $270.0 million of networking equipment for our network. Under this Cisco supply agreement, we are obligated to purchase all of our networking equipment from Cisco until September 2003 and specified amounts through December 2004 unless Cisco cannot offer a competitive product at a reasonable price and on reasonable terms. If another supplier offers such products with material functionality or features that are not available from Cisco at a comparable price, we may purchase those products from the other supplier, and such purchases will not be included in determining our compliance with Cisco minimum purchase obligations. The majority of our network equipment has been obtained from Cisco.

        The Cisco supply agreement provides for certain discounts against the list prices for Cisco equipment. The agreement also requires us to meet certain minimum purchase requirements each year during the four-year initial term of the agreement, provided that Cisco is not in default under the credit facility between Cisco and us. We have satisfied the minimum requirement through December 31, 2001. For 2002, 2003 and 2004, we must meet minimum purchase requirements of $29,500,000, $42,400,000 and $45,500,000, respectively. In addition, we purchase from Cisco technical support and assistance with respect to the Cisco hardware and software purchased under the supply agreement. As of December 31, 2001, we had purchased and ordered approximately $153.0 million towards this commitment.

        Our contractual cash obligations are as follows:

	Payments due by period
(in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual Cash Obligations
Long term debt	$181,312	$—	$—	$60,871	$120,441
Capital lease obligations	44,815	2,253	4,506	4,506	33,550
Operating leases	159,971	12,675	24,001	21,801	101,494
Unconditional purchase obligations	178,707	33,201	95,303	7,403	42,800

Total contractual cash obligations	564,805	48,129	123,810	94,581	298,285

        Future Capital Requirements.    Our future capital requirements will depend on a number of factors, including our success in increasing the number of customers using our services and the number of buildings we serve, the expenses associated with the build-out of our network, regulatory changes, competition, technological developments, potential merger and acquisition activity and the economy's ability to recover from the recent downturn. We believe our available liquidity resources, assuming the availability of our Cisco credit facility, will be sufficient to fund our operating needs at least through the end of our next fiscal year. We have based this estimate on assumptions that may prove to be wrong. For example, future capital requirements will change from current estimates to the extent to which we acquire or invest in businesses, assets, products and technologies. Our forecast of the period of time through which our financial resources will be adequate to support our operations and capital expenditures is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors, including those discussed in the section entitled "Risk Factors", below. Until we can generate sufficient levels of cash from our operations, which we do not expect to achieve for several years, we will continue to rely on equity financing and our credit facility to provide us with our cash needs. We cannot assure you that this financing will be available on terms favorable to us or our stockholders, or at all. Insufficient funds may require us to delay or scale back the build-out of our network or to restructure our business. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders may result.

        The February 4, 2002 merger with Allied Riser required us to assume the outstanding obligations of Allied Riser as of the closing date. As of December 31, 2001, these obligations include, among other amounts, $117.0 million of Allied Riser's convertible notes and approximately $42.0 million in commitments for operating and capital lease obligations. As of December 31, 2001, Allied Riser had cash and cash equivalents of approximately $78.1 million.

        Allied Riser's notes may become immediately due if the merger is deemed to be a "change in control," as defined by the related indenture. On March 25, 2002, certain of the holders of the notes asserted to us that the merger constituted a change of control, and that as a result an event of default had occurred under the indenture. On March 27, 2002, based on such assertions, the Trustee under the indenture notified us that the principal amount of the notes and accrued interest is immediately due and payable. We do not believe that the merger would qualify as a change in control as defined in the indenture and are vigorously disputing the noteholders' assertion. However, in the event that the merger is deemed to be a change in control, we could be required by the noteholders to repurchase $117.0 million in aggregate principal amount of the notes and to pay them accrued interest. We cannot assure you that we will have the ability to do this if we are required to do so. If we are unable to repurchase the notes and pay the accrued interest, we will be in default of the indenture and our obligations under our credit facility could become due and payable.

        Additionally, on March 27, 2002, certain holders of Allied Riser's notes filed an involuntary bankruptcy petition under Chapter 7 of the United States Bankruptcy Code against Allied Riser in

United States Bankruptcy Court for the Northern District of Texas, Dallas Division. It is unclear on the face of the petition the exact nature or specifics of the claim, and the petition does not name Cogent as a party or otherwise. We believe that the claim is without merit and intend to file a motion to dismiss it and otherwise vigorously contest it.

  Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for business combinations. All business combinations in the scope of this Statement will be accounted for using the purchase method of accounting. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001, and business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001, or later. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under this Statement, goodwill will no longer be amortized but will be tested for impairment at least annually at the reporting unit level. Goodwill will be tested for impairment on an interim basis if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value. Intangible assets which remain subject to amortization will be reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The provisions of SFAS No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes FASB No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," but retains that statement's fundamental provisions for recognition and measurement of impairment of long-lived assets to be held and used and measurement of long-lived assets to be disposed of by sale. SFAS No. 144 also supersedes the accounting/reporting provisions of APB Opinion No. 30 for segments of a business to be disposed of, but retains APB 30's requirement to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. The Company is in the process of evaluating the financial statement impact of adoption of SFAS No. 144.

Critical Accounting Policies and Significant Estimates

        The preparation of consolidated financial statements requires management to make judgments based upon estimates and assumptions that are inherently uncertain. Such judgments affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management continuously evaluates its estimates and assumptions, including those related to allowances for doubtful accounts, long-lived assets, contingencies and litigation, and the carrying values of assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

        The following is a summary of our most critical accounting policies used in the preparation of our consolidated financial statements.

  •
  We recognize service revenue in the month in which the service is provided. All expenses related to services provided are expensed as incurred. Cash received in advance of revenue earned is recorded as deferred revenue and is recognized over the service period or, in the case of installation fees, the estimated customer life.

  •
  We reserve for doubtful accounts based upon an analysis of the collectibility of the accounts receivable at the end of each period.

  •
  We record assets and liabilities under capital leases at the lesser of the present value of the aggregate future minimum lease payments or the fair value of the assets under lease.

  •
  We capitalize the direct costs incurred prior to an asset being ready for service as construction-in-progress. Construction in progress includes costs incurred under the construction contract, interest, and the salaries and benefits of employees directly involved with construction activities.

  •
  We capitalize interest during the construction period based upon rates applicable to borrowings outstanding during the period.

  •
  We record deferred compensation for options issued with exercise prices less than the estimated fair market value of our common stock at grant date. Prior to becoming a public company, we estimated the fair market value of our common stock based upon our most recent equity transaction.

  •
  We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax valuation allowance would increase income in the period such determination is made.

  •
  We determine if there is an impairment in our long-lived assets by comparing the carrying value to the estimated undiscounted future cash flows expected from the use of the assets and their eventual dispositions.

RISK FACTORS

        Many statements contained in this report are forward-looking in nature. These statements are based on current plans, intentions or expectations and actual results could differ materially as we cannot guarantee that we will achieve these plans, intentions or expectations. Among the factors that could cause actual results to differ are the following:

We are an early-stage company in an unproven industry, and if we do not grow rapidly and obtain additional capital we will not succeed.

        We have a short operating history and therefore the information available to evaluate our prospects are limited. We initiated operations in 2000. Moreover, the market for high-speed Internet service itself has only existed for a short period of time and is unproven. Accordingly, our prospects must be evaluated in light of the risks, expenses, and difficulties frequently encountered by companies in their early stage of development, particularly in a new, unproven market.

        Because the communications industry is capital intensive, rapidly evolving, and subject to significant economies of scale, as a relatively small organization we are at a competitive disadvantage. The growth we must achieve to reduce that disadvantage will put a significant strain on all of our resources. If we fail to grow rapidly, we may not be able to compete with larger, well-established companies.

        Our future capital requirements to sustain our current operations and to obtain the necessary growth will depend on a number of factors, including our success in increasing the number of customers and the number of buildings we serve, the expenses associated with the build-out and maintenance of our network, regulatory changes, competition, technological developments, potential merger and acquisition activity, and the economy's ability to recover from the recent downturn.

Additionally, our future capital requirements likely will increase if we acquire or invest in additional businesses, assets, products, and technologies. Until we can generate sufficient levels of cash from our operations, which we do not expect to achieve for the foreseeable future, we will continue to rely on equity financing and long-term debt to meet our cash needs. Given the current condition of the financial markets, it has become very difficult to raise capital, especially for telecommunications companies like Cogent. There is no assurance that access to additional capital will become any easier in the future, nor can we assure you that any such financing will be available on terms favorable to us or our stockholders. Additionally, our amended and restated charter contains provisions that require our preferred stockholders to approve most equity issuances by us and that give our preferred stockholders adjusted conversion ratios if we issue equity at a lower price per share than those holders paid. Insufficient funds may require us to delay or scale back the build-out of our network. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders may result. In addition, if our operations do not produce positive cash flow in sufficient amounts to pay our financing obligations, our future financial results and our ability to implement our business plan will be materially and adversely affected.

We have historically incurred operating losses and we expect our losses to continue for the foreseeable future.

        Since our formation, we have generated increasing losses and we anticipate that we will continue to incur increasing losses for the foreseeable future. In 2000, we had a net loss of $11.8 million on no revenues, and in 2001, we had a net loss of $66.9 million on revenues of $3.0 million. As of December 31, 2001, we had an accumulated deficit of $102.9 million. Additionally, we expect our operating losses to increase as we integrate Allied Riser. Continued losses significantly greater than we anticipate may prevent us from pursuing our strategies for growth or require us to seek unplanned additional capital, and could cause us to be unable to meet our debt service obligations, capital expenditure requirements, or working capital needs.

We are leveraged and a significant portion of our debt may become due if our merger with Allied Riser is deemed to be a "change in control."

        As of December 31, 2001, on a pro forma basis after giving effect to the issuance of $62.0 million of our Series C Preferred Stock, the impact of the amendment to our credit facility, the settlement and termination of certain of the capital leases and maintenance obligations of our subsidiary Allied Riser, and Cogent's acquisition of certain assets of NetRail, we had $237.0 million of outstanding long-term indebtedness, and additional borrowing capacity, subject to covenant compliance, of $228.0 million under the October 2001 Cogent credit facility. This amount becomes available on a schedule defined in the agreement. Our high level of indebtedness will have consequences on our operations. Among other things, our indebtedness will:

  •
  limit our ability to obtain additional financing;

  •
  limit our flexibility in planning for, or reacting to, changes in our market or business plan; and

  •
  render us more vulnerable to general adverse economic and industry conditions.

        Our credit facility requires us to meet certain operational performance measures. These are measured and reported on a monthly basis until June 2002. If we are unable to meet these we may not be permitted to borrow additional amounts under that facility until we meet the monthly covenants under that facility. Our credit facility also has financial covenants that we must meet. These are measured quarterly beginning in the second quarter of 2002. If we do not meet them, we will be in default of the credit facility agreement.

        Additionally, the 7.50% Convertible Subordinated Notes due 2007 of our subsidiary, Allied Riser, may become immediately due if the merger is deemed to be a "change in control," as defined by the related indenture. On March 25, 2002, certain of the holders of the notes asserted to us that the merger constituted a change of control, and that as a result an event of default had occurred under the indenture. On March 27, 2002, based on such assertions, the Trustee under the indenture notified us that the principal amount of the notes and accrued interest is immediately due and payable. We do not believe that the merger would qualify as a change in control as defined in the indenture and are vigorously disputing the noteholders' assertion. However, in the event that the merger is deemed to be a change in control, we could be required by the noteholders to repurchase $117.0 million in aggregate principal amount of the notes and to pay them accrued interest. We cannot assure you that we will have the ability to do this if we are required to do so. If we are unable to repurchase the notes and pay the accrued interest, we will be in default under the indenture and our obligations under our credit facility could become due and payable.

Our subsidiary, Allied Riser, is the subject of litigation commenced by the holders of its 7.50% Convertible Subordinated Notes due 2007.

        Allied Riser, our subsidiary as a result of a merger consummated February 4, 2002, announced on December 12, 2001, that it had initiated the repurchase of certain of its 7.50% Convertible Subordinated Notes due 2007 at a discount from the face value of the notes in limited open market or negotiated transactions. Allied Riser also announced that certain holders of the notes filed notices as a group with the SEC on Schedule 13D including copies of documents indicating that such group had filed suit on December 6, 2001 against Allied Riser and its board of directors alleging, among other things, breaches of fiduciary duties and requesting injunctive relief to prohibit Allied Riser's merger with Cogent, and alleging default by Allied Riser under the indenture related to the notes. The plaintiffs amended their complaint on January 11, 2002 and subsequently served it on Allied Riser. On January 28, 2002 the Court held a hearing on a motion by the plaintiffs to preliminarily enjoin the merger. On January 31, 2002 the Court issued a Memorandum Opinion denying that motion. We believe that these claims are without merit, and intend to continue to vigorously contest them.

        Additionally, on March 27, 2002, certain holders of Allied Riser's notes filed an involuntary bankruptcy petition under Chapter 7 of the United States Bankruptcy Code against Allied Riser in United States Bankruptcy Court for the Northern District of Texas, Dallas Division. It is unclear on the face of the petition the exact nature or specifics of the claim, and the petition does not name Cogent as a party or otherwise. We note, however, that pursuant to the terms of the supplemental indenture related to the notes, Cogent is a co-obligor of the notes. We believe that the claim is without merit and intend to file a motion to dismiss it and otherwise vigorously contest it.

Antidilution and conversion-price adjustment provisions could make it more difficult to raise new equity capital in the future.

        Provisions of our amended and restated certificate of incorporation could make it more difficult for us to attract new investment in the future, even if doing so would be beneficial to our stockholders. Under the terms of our certificate of incorporation with respect to our Series C preferred stock, for example, if we issue additional shares of capital stock at a price per share that is less than the price of the Series C preferred stock, the holders of the Series C preferred stock will have the right to convert their stock to common stock at the same, reduced price per share. In addition, the holders of the preferred stock have liquidation preferences in the event of the sale or liquidation of Cogent. Such provisions may have the effect of inhibiting our ability to raise needed capital.

We may not be able to efficiently manage our growth, which could harm our business.

        Our future largely depends on our ability to implement our business strategy and proposed expansion in order to create new business and revenue opportunities. Our results of operations will be adversely affected if we cannot fully implement our business strategy. Future expansion will place significant strains on our personnel, financial, and other resources. The failure to efficiently manage our growth could adversely affect the quality of our services, our business, and our financial condition. Our ability to manage our growth will be particularly dependent on our ability to develop and retain an effective sales force and qualified technical and managerial personnel. We may not be able to hire and retain sufficient qualified personnel. We may not be able to maintain the quality of our operations, to control our costs, to maintain compliance with all applicable regulations, and to expand our internal management, technical, information, and accounting systems in order to support our desired growth.

        In addition, we must perform these tasks in a timely manner, at reasonable costs, and on satisfactory terms and conditions. Failure to effectively manage our planned expansion could have a material adverse effect on our business, growth, financial condition, results of operations, and ability to make payments on our obligations. Our expansion may involve acquiring other companies or assets. These acquisitions could divert resources and management attention and require integration with our existing operations. We cannot assure you that these acquisitions will be successful. In addition, we cannot assure you that we will be successful or timely in developing and marketing service enhancements or new services that respond to technological change, changes in customer requirements, and emerging industry standards.

Any acquisitions or investments we make could disrupt our business and be dilutive to our existing stockholders.

        We intend to continue to consider acquisitions of, or investments in, complementary businesses, technologies, services, or products. Acquisitions and investments involve numerous risks, including:

  •
  the diversion of management attention;

  •
  difficulties in assimilating the acquired business;

  •
  potential loss of key employees, particularly those of the acquired business;

  •
  difficulties in transitioning key customer relationships;

  •
  risks associated with entering markets in which we have no or limited prior experience; and

  •
  other unanticipated costs.

        These acquisitions or investments may result in dilutive issuances of equity securities; the incurrence of debt and assumption of liabilities; large integration and acquisition expenses; and the creation of intangible assets that may result in significant amortization expense. Any of these factors could materially harm our business or our operating results.

We will face challenges in integrating Cogent and Allied Riser and, as a result, may not realize the expected benefits of the merger.

        Integrating the operations of Cogent and Allied Riser will be a costly and complex process. We are uncertain that the integration will be completed rapidly or that it will achieve the anticipated benefits of the merger. Allied Riser's in-building networks will have to be integrated with Cogent's network of metropolitan fiber optic networks and long-haul fiber optic networks. This process will, at a minimum, require us to obtain or construct connections from our metropolitan fiber network to buildings in which Allied Riser has completed in-building networks and to purchase and install equipment in addition to that currently installed in Allied Riser's networks. We expect that integration costs will be significant.

        The diversion of the attention of management and any difficulties encountered in the process of combining the companies and integrating operations could cause the disruption of the activities of the combined company's business. Further, the process of combining Cogent and Allied Riser and related uncertainties associated with the merger could negatively affect employee performance, satisfaction, and retention.

        Allied Riser also has liabilities including capital leases, office leases, and carrier contracts for transmission capacity After the closing of the merger, any existing liabilities of Allied Riser that were not resolved prior to the closing of the merger became liabilities of Cogent.

We may be unable to successfully complete or expand our network.

        The construction, operation, and any upgrading of our network are significant undertakings. Administrative, technical, operational, and other problems that could arise may be more difficult to address and solve due to the significant size and complexity of the planned network. In order for our business plan to succeed, it will be necessary to build out our network and related facilities in a manner that is timely and cost efficient. The timely completion of our network in a cost efficient manner, however, will be affected by a variety of factors, many of which are difficult or impossible to control, including:

  •
  cost increases related to completion of route segments and metropolitan rings;

  •
  timely performance by our suppliers;

  •
  our ability to attract and retain qualified personnel; and

  •
  shortages of materials or skilled labor, unforeseen engineering, environmental, or geological problems, work stoppages, weather interference, and floods.

        The construction of our network also requires that both we and our fiber providers obtain many local rights-of-way and other permits. In some cases, we and our fiber providers must also obtain rights to use underground conduit and other rights-of-way and fiber capacity. The process of obtaining these permits and rights is time consuming and burdensome. If we or our fiber providers are unable to obtain and maintain the permits and rights-of-way needed to build out our network and related facilities on acceptable terms and on a timely basis, or if permits or rights-of-way we or our fiber providers do obtain are cancelled or not renewed, the build-out of our network could be delayed.

        For these reasons, we cannot assure you that the budgeted costs of our current and future projects will not be exceeded or that these projects will commence operations within the contemplated schedules, if at all. Any significant variance from the contemplated schedules or increases in the budgeted cost of our network will materially adversely affect our business and results of operations.

Our business could suffer from a delay, reduction or interruption of deliveries from our equipment suppliers or the termination of relationships with them.

        Our business could suffer from a delay, reduction or interruption of deliveries from our equipment suppliers or the termination of relationships with them. We obtain most of our optical-electronic equipment from Cisco Systems. We depend on Williams Communications for our long-haul fiber network. Metromedia Fiber Networks, Level 3, and others provide us with metropolitan dark fiber linking our national network to individual buildings. Dark fiber is the term for optical fiber that has been installed, but does not include the optical-electronic terminal equipment needed to transmit or receive data, which we install, and which is provided to us by third-party suppliers. Such third-party suppliers are responsible for additional amounts of conduit, computers, software, switches/routers, and related components that we assemble and integrate into our network. Any reduction in or interruption of deliveries from our equipment suppliers, especially Cisco Systems, Metromedia Fiber Networks, Level 3, or Williams Communications could delay our plans to complete our network and install in-building networks, impair our ability to acquire or retain customers, and harm our business generally. Historically, the metropolitan dark fiber industry has encountered delays in delivering its products. Our suppliers have encountered this and, as a result, we have experienced increasing delays in obtaining metropolitan dark fiber from them. This has resulted in, and could continue to result in, a delay in extending our network to end user locations and our ability to service customers. We are working to locate alternative fiber sources and we may construct certain portions ourselves in order to complete our business plan on a timely basis. In addition, the price of the equipment and other supplies we purchase may substantially increase over time, increasing the costs we pay in the future. It could take a significant period of time to establish relationships with alternative suppliers for each of our technologies and substitute their technologies into our networks. If any of these relationships are terminated or a supplier fails to provide reliable services or equipment and we are unable to reach suitable alternative arrangements quickly, we may experience significant delays and additional costs. If that happens, our business could be materially adversely affected.

Our rights to the use of the dark fiber that make up our network may be affected by the financial health of our fiber providers.

        We do not have title to the dark fiber that makes up the foundation of our network. Our interests in the dark fiber that makes up our network take the form of long-term leases or indefeasible right of use agreements, known as IRUs. A bankruptcy or financial collapse of one of our fiber providers could result in a loss of our rights under our long-term lease agreements or IRUs with such provider, which in turn could have a negative impact on the integrity of our network and ultimately on our results of operations. If we lost rights under our IRU agreements, we may be required to expend additional funds for maintenance of the fiber, directly fund right of way obligations, or even purchase replacement fiber from another provider if it exists. There may be geographic regions in which alternate providers do not exist. This could require us to suspend operations to some customers or construct our own fiber connections to those customers. There has been increasing financial pressure on some of our fiber providers as part of the overall weakening of the telecommunications market over the past twelve to eighteen months. Our largest supplier of our metropolitan fiber networks, Metromedia Fiber Networks, recently announced that it may file for bankruptcy in April 2002. This would impact our operations chiefly by decreasing our ability to add new metropolitan fiber rings and our ability to add new buildings to existing rings. Another supplier of metropolitan fiber, ACSI Network Technologies, Inc., already has filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. In addition, Williams Communications, Inc., the primary supplier of our national backbone fiber has stated that it may potentially seek bankruptcy protection. In the case of a bankruptcy or financial collapse by one of our fiber providers, our rights under our dark fiber agreements remain unclear, although to date there has been no interruption of service with the ACSI fiber. In particular, to our knowledge, the rights of the holder of an IRU in strands of dark fiber have never been addressed by the judiciary at the state or federal level in bankruptcy.

We often are limited in choices for metropolitan fiber suppliers.

        In some of our target markets there is only one established carrier available to provide the necessary connection. This increases our costs and makes it difficult to obtain sufficient dark fiber. Sufficient dark fiber may not be readily available from third parties at commercially reasonable rates, if at all. Our failure to obtain sufficient dark fiber could result in an inability to provide service in certain buildings and service interruptions, which could in time lead to loss of customers and damage to our reputation.

Our business plan cannot succeed unless we continue to obtain and maintain license agreements with building owners and managers.

        Our business depends upon our ability to install in-building networks. This requires us to enter into access agreements with building owners or managers allowing us to install our in-building networks and provide our services in the buildings. These agreements typically have terms of five to ten years. We expect to need to enter into additional access agreements for the foreseeable future, and may need to amend some of the current agreements to allow us to offer all of the services contemplated by our current business plan. The failure of building owners or managers to grant, amend, or renew access rights on acceptable terms, or any deterioration in our existing relationships with building owners or managers, could harm our marketing efforts and could substantially reduce our potential customer base. Current federal and state regulations do not require building owners to make space available to us, or to do so on terms that are reasonable or nondiscriminatory. While the FCC has adopted regulations that prohibit carriers under its jurisdiction from entering into exclusive arrangements with owners of multi-tenant commercial office buildings, these regulations do not require building owners to offer us access to their buildings. Building owners or managers may decide not to permit us to install our networks in their buildings or may elect not to renew or amend our access agreements. The failure to obtain or maintain these agreements would reduce our revenues and we might not recover our infrastructure costs.

We will need to obtain or construct additional building laterals to connect buildings to our network.

        In order to connect a building to our network, we must obtain or construct lateral fiber extensions from our metropolitan ring to the building to which we intend to provide our Internet service. To date, we have relied exclusively on third parties for lateral connections. While we intend to continue using third parties for lateral connections in the future, we also plan to construct or fund most laterals on our own or in ventures with third parties. The availability of such lateral connections from third parties is dependent on many factors, including but not limited to the:

  •
  financial health of those lateral providers, including Metromedia Fiber Networks, and their willingness to offer laterals to us on acceptable terms and conditions;

  •
  ability of those lateral providers to construct, deliver, and connect such laterals, which depends, in part, on their ability to obtain and maintain the necessary franchise rights and permits to supply laterals, construct such laterals in a timely and correct manner, and splice such laterals into our network rings to enable optical connections; and

  •
  willingness of the various municipalities in which such laterals are located to allow the construction of fiber laterals.

        Our ability to construct or fund some laterals on our own is also dependent on these factors. If any of these factors are not fulfilled, we may not be able to obtain some of the desired lateral connections to buildings, which could substantially reduce our customer base and our ability to fulfill our business plan.

We must make capital expenditures before generating revenues, which may prove insufficient to justify those expenditures.

        Prior to generating revenues, we must incur significant initial capital expenditures. Our expenditures will vary depending on whether we encounter any construction-related difficulties or difficulties in acquiring rights-of-way or other permits. After initial installation of our network, our capital expenditures continue to grow based on the extent to which we add customers within a building. We may not be able to recoup all of our expenditures.

Our success depends on growth in the use of the Internet, and on the willingness of customers to buy our Internet service.

        Our future success depends in large part on growth in the number of people who use the Internet as well as growth in the number of ways people use the Internet. Specifically, we are dependent on the growth of the demand for high-speed Internet service, which is unproven and may grow less than the demand for communications services generally, or not at all. Furthermore, our own growth rate may not match the growth rate of the high-speed Internet service market as a whole.

        Our success also depends on rapid growth in sales of our particular Internet services offerings. This growth depends, in part, on customers trusting us to deliver the services in a timely and efficient manner, and that we will continue to operate for at least as long as the life of any contract between the two of us. This trust may be difficult to establish because there has been a substantial downturn in the telecommunications industry, leading to many bankruptcies and closures of competing Internet service providers. Some of these closures required the customers of the closing Internet service provider to find alternative providers on very short notice. In light of these developments, there may be an increasing desire on the part of Internet service customers to only do business with telecommunications providers who have a long operating history and are amongst the biggest providers in the industry. Our short operating history and small size could put it at a disadvantage in competing with such established providers.

Impairment of our intellectual property rights and our alleged infringement on other companies' intellectual property rights could harm our business.

        We regard certain aspects of our products, services, and technology as proprietary and attempt to protect them with patents, copyrights, trademarks, trade secret laws, restrictions on disclosure, and other methods. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our products, services, or technology without authorization, or to develop similar technology independently.

        We are aware of several other companies in our and other industries that use the word "Cogent" in their corporate names. One company has informed us that it believes our use of the name "Cogent" infringes on their intellectual property rights in that name. If such a challenge is successful, we could be required to change our name and lose the goodwill associated with the Cogent name in our markets.

The sector in which we operate is highly competitive, and we may not be able to compete effectively.

        We face competition from many communications providers with significantly greater financial resources, well-established brand names, larger customer bases, and diverse strategic plans and technologies. Many of these competitors have longer operating histories and more established relationships in the industry than we do. Intense competition has led to declining prices and margins for many communications services. We expect this trend to continue as competition intensifies in the future. We expect significant competition from traditional and new communications companies, including local, long distance, cable modem, Internet, digital subscriber line, fixed and mobile wireless, and satellite data service providers, some of which are described in more detail below.

        If these potential competitors successfully focus on our market, we may face intense competition harmful to our business. In addition, we may also face severe price competition for building access rights, which could result in higher sales and marketing expenses and lower profit margins.

  •
  In-building competitors. Some competitors, such as Cypress Communications, XO Communications, Intellispace, Eureka, Everest Broadband, and eLink have gained access to office buildings in our target markets and are attempting to gain access to additional buildings in these and other markets. To the extent these competitors are successful, we may face difficulties in building our networks and marketing our services within some of our target buildings. Because our agreements to use utility shaft space within buildings are, to date, non-exclusive, owners of such buildings can give similar rights to our competitors. Certain competitors already have rights to install networks in some of the buildings in which we have rights to install our networks. It is not clear whether it will be profitable for two or more different companies to operate networks within the same building. Therefore, it is critical that we build our networks in our target buildings quickly, before our competitors do so. If a competitor installs a network in a building in which we operate, there will likely be substantial price competition.

  •
  Local telephone companies. Incumbent telephone companies, including regional Bell operating companies such as Verizon, SBC, Qwest and BellSouth, have several competitive strengths which may place us at a competitive disadvantage. These competitive strengths include:

  •
  an established brand name and reputation;

  •
  significant capital to deploy broadband data network equipment rapidly;

  •
  ability to offer higher-speed data services through digital subscriber line technology;

  •
  their own inter-building connections; and

  •
  ability to bundle digital data services with their voice services to achieve economies of scale in servicing customers.

  •
  Competitive local telephone companies. Competitive local telephone companies often have broadband inter-building connections, market their services to tenants of large and medium-sized buildings, and selectively build in-building facilities.

  •
  Long distance companies. We will face strong competition from long distance companies. Many of the leading long distance carriers, including AT&T, MCI WorldCom, and Sprint, could begin to build their own in-building voice and data networks. The newer national long distance carriers, such as Level 3, Qwest, and Williams Communications, are building and managing high speed fiber-based national voice and data networks, partnering with Internet service providers, and may extend their networks by installing in-building facilities and equipment.

  •
  Fixed wireless service providers. We may lose potential customers to fixed wireless service providers. Fixed wireless service providers are communications companies that can provide high-speed communications services to customers using microwave, laser, or other facilities or satellite earth stations on building rooftops. Some of these providers have targeted small and medium-sized business customers and have a business strategy that is similar to ours. These providers include MCI Worldcom, XO Communications, Terabeam, Sprint, and Winstar.

  •
  Internet, digital subscriber line, and cable modem service providers. The services provided by Internet service providers, digital subscriber line companies, and cable-based service providers can be used by our potential customers instead of our services. Traditional Internet service providers, such as Concentric Networks and EarthLink, provide Internet access to residential and business customers, generally using the existing communications infrastructure. Digital subscriber line companies and/or their Internet service provider customers, such as AT&T and Covad, typically provide broadband Internet access using digital subscriber line technology, which enables data traffic to be transmitted over standard copper telephone lines at much higher speeds than these lines would normally allow. Cable-based service providers, such as RCN Telecom Services, and Time Warner AOL and its Road Runner subsidiary, also provide broadband Internet access. These various providers may also offer traditional or Internet-based voice services to compete with us.

  •
  Other high-speed Internet providers. We may also lose potential customers to other high-speed Internet service providers who offer similar high-speed Internet services. These include Yipes and Telseon, and are often characterized as Ethernet metropolitan access networks. These providers have targeted a similar customer base and have a strategy similar to ours.

Our failure to acquire, integrate, and operate new technologies could harm our competitive position.

        The telecommunications industry is characterized by rapid and significant technological advancements and the introduction of new products and services. We do not possess significant intellectual property rights with respect to the technologies we use, and we are dependent on third parties for the development of and access to new technology. In addition, we own the equipment we use to provide our services and we will have long-term leases or indefeasible rights of use attached to the fiber optic networks that will constitute our network. Therefore, technological changes that render our equipment out of date, less efficient, or more expensive to operate than newer equipment could cause us to incur substantial increases in capital expenditures to upgrade or replace such equipment.

        Additionally, there currently are other technologies that provide more capacity and speed than dial-up connections and can be used instead of our broadband data services, including digital subscriber line technology, cable modems, wireless technology, and integrated services digital networks. Furthermore, these technologies may be improved and other new technologies may develop that provide more capacity and speed than the broadband data technology we typically employ.

Our connection to the Internet requires us to obtain and maintain relationships with other providers.

        The Internet is composed of various public and private network providers who operate their own networks and interconnect them at public and private interconnection points. Our network is one such network. In order to obtain Internet connectivity for our network, we must obtain and maintain relationships with other such providers and incur the necessary capital costs to locate our equipment and connect our network at these various interconnection points. Some of these connections are made through the purchasing of transit capacity at negotiated rates, which gives us access to a provider and other networks to which that provider is connected. In addition, in some instances we have minimum and maximum volume commitments to receive the negotiated rates. If we fail to meet the minimum, or exceed the maximum, volume commitments, our rates and costs may rise.

        Another source of connection to the Internet is peering arrangements. By entering into what are known as settlement-free peering arrangements, providers agree to exchange traffic between their respective networks without charging each other. Our establishment and maintenance of peering relationships is necessary to avoid the higher costs of transit capacity and in order to maintain high network performance capacity. Our business plan depends on our ability to avoid transit costs in the future as our network expands. In that regard, we are attempting a number of initiatives to lower our transit costs. We are seeking more settlement-free peering arrangements such as those that were acquired in the NetRail asset acquisition. We expect that these initiatives will enable us to reduce our transit costs but there is no guarantee that such efforts will be successful. Peering relationships are not subject to regulation, and may change in terms and conditions. If we are not able to maintain and increase our peering relationships, we may not be able to provide our customers with high performance and affordable services.

Network failure or delays and errors in transmissions expose us to potential liability.

        Our network uses a collection of communications equipment, software, operating protocols, and proprietary applications for the high-speed transportation of large quantities of data among multiple locations. Given the complexity of our proposed network, it may be possible that data will be lost or distorted. Delays in data delivery may cause significant losses to a customer using our network. Our network may also contain undetected design faults and software bugs that, despite our testing, may not be discovered in time to prevent harm to our network. The failure of any equipment or facility on the network could result in the interruption of customer service until we effect necessary repairs or install replacement equipment. Network failures, delays, and errors could also result from natural disasters, power losses, security breaches, and computer viruses. In addition, some of our customers are, at least initially, only served by partial fiber rings, increasing the risk of service interruption. These failures, faults, or errors could cause delays or service interruptions, expose us to customer liability, or require expensive modifications that could have a material adverse effect on our business.

As an Internet access provider, we may be vulnerable to unauthorized access or we may incur liability for information disseminated through our network.

        Our networks may be vulnerable to unauthorized access, computer viruses, and other disruptive problems. Addressing the effects of computer viruses and alleviating other security problems may require interruptions, incurrence of costs and delays, or cessation of service to our customers. Unauthorized access could jeopardize the security of confidential information stored in our computer systems or those of our customers, for which we could possibly be held liable.

        The law relating to the liability of Internet access providers and on-line services companies for information carried on or disseminated through their networks is unsettled. As the law in this area develops, the potential imposition of liability upon us for information carried on and disseminated through our network could require us to implement measures to reduce our exposure to such liability, which may require the expenditure of substantial resources or the discontinuation of certain products or service offerings. Any costs that are incurred as a result of such measures or the imposition of liability could harm our business.

Legislation and government regulation could adversely affect us.

        We believe the enhanced services we provide today are not subject to substantial regulation by the FCC or the state public utilities commissions. Federal and state commissions exercise jurisdiction over providers of basic telecommunications services. However, enhanced service providers are currently exempt from federal and state regulations governing providers of basic telecommunications services, including the obligation to pay access charges and contribute to the universal service fund. Changes in regulation or new legislation may increase the regulation of our current enhanced services. Such changes in the regulatory environment are difficult for us to predict and could affect our operating results by increasing competition, decreasing revenue, increasing costs, or impairing our ability to offer services.

  •
  If we decide to provide voice and other basic telecommunications services we may be unable to successfully respond to regulatory changes. We will become subject to regulation by the FCC and state agencies in the event we decide to offer non-enhanced voice and other basic telecommunications services and may become subject to regulation if we offer voice services over the Internet. Complying with these regulatory requirements may be costly.

  •
  Regulation of access to office buildings could negatively affect our business. FCC rules prohibit common carriers from entering into contracts that restrict the right of commercial multi-unit property owners to permit any other common carrier to access and serve the property's commercial tenants. While we believe that this rule does not apply to us, we compete against common carriers in providing some of our services and this rule could make it easier for an increased number of such common carrier competitors to gain access to buildings where we provide service. The FCC declined to adopt rules mandating that commercial multi-unit property owners permit access to all carriers on a nondiscriminatory basis, but it is continuing to consider this and other issues in future phases of this proceeding. Bills have also been introduced in Congress regarding the same topic but Congress has yet to act. Some of the issues being considered in these developments include requiring real estate owners to provide utility shafts access to telecommunications carriers, and requiring some telecommunications providers to provide access to other telecommunications providers. We do not know whether or in what form these proposals will be adopted.

  •
  Deregulation of the provision of high speed Internet access by incumbent local exchange carriers could result in increased competition and negatively affect our business. In February the FCC announced that it is considering significantly reducing its regulation of the delivery of high speed Internet access by the incumbent local exchange carriers including the regional Bell operating companies such as Verizon, SBC, Qwest and BellSouth. While we do not know if or to what extent it will occur, such deregulation could negatively affect our business by enhancing the competitive position of the incumbent local exchange carriers.

If our interpretation of regulations applicable to our operations is incorrect, we may incur additional expenses or become subject to more stringent regulation.

        Some of the jurisdictions where we provide services have little, if any, written regulations regarding our operations. In addition, the written regulations and guidelines that do exist in a jurisdiction may not specifically address our operations. If our interpretation of these regulations and guidelines is incorrect, we may incur additional expenses to comply with additional regulations applicable to our operations.

Our affiliates own more than 80% of the outstanding voting stock, and thus will control all matters requiring a stockholder vote and, as a result, could prevent or delay any strategic transaction.

        Our existing directors, executive officers, and greater-than-five-percent stockholders and their affiliates, in the aggregate, beneficially own more than 80% of the outstanding shares of voting stock. If all of these stockholders were to vote together as a group, they would have the ability to exert significant influence over our board of directors and its policies. For instance, these stockholders would be able to control the outcome of all stockholders' votes, including votes concerning director elections, charter and bylaw amendments, and possible mergers, corporate control contests, and other significant corporate transactions including any going private transaction. Although we do not foresee a change of control or going private transaction at the present time, the concentration of our stock ownership could have the effect of preventing or delaying a change of control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could harm the market price of our common stock or prevent our stockholders from realizing a takeover premium over the market price for their shares of common stock.

Anti-takeover provisions could prevent or delay a change of control.

        Provisions of our amended and restated certificate of incorporation and amended and restated bylaws and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. These provisions include the "staggered" nature of our board of directors which results in directors being elected for terms of three years and the ability of the preferred stockholders to designate four of our seven directors. These provisions may have the effect of delaying, deferring, or preventing a change in our control, impeding a merger, consolidation, takeover, or other business combination, which in turn could preclude our stockholders from recognizing a premium over the prevailing market price of the common stock.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Cogent has no financial instruments entered into for trading purposes. Cogent's primary market risk exposure is related to its marketable securities and credit facility. Cogent places its marketable securities investments in instruments that meet high credit quality standards as specified in Cogent's investment policy guidelines. Marketable securities were approximately $50.7 million at December 31, 2001, $49.0 million of which are considered cash equivalents and mature in 90 days or less and $1.7 million are short-term investments consisting of commercial paper.

        Cogent's credit facility provides for secured borrowings at the 90-day LIBOR rate plus a specified margin based upon Cogent's leverage ratio, as defined in the agreement. The interest rate resets on a quarterly basis and was a weighted-average of 7.2% as of December 31, 2001. Interest payments are deferred and begin in 2005. Borrowings are secured by a pledge of all of Cogent's assets. The weighted-average interest rate on all borrowings for the year ending December 31, 2001 was approximately 8.5%. The credit facility matures on December 31, 2008. Borrowings may be repaid at any time without penalty subject to minimum payment amounts.

        If market rates were to increase immediately and uniformly by 10% from the level at December 31, 2001, the change to Cogent's interest sensitive assets and liabilities would have an immaterial effect on Cogent's financial position, results of operations and cash flows over the next fiscal year. A 10% increase in the weighted-average interest rate for the nine-month period ended December 31, 2001 (from 8.5% to 9.5%) would increase interest expense for the period by approximately $1.0 million.

ITEM 8. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Public Accountants	38
Consolidated Balance Sheets as of December 31, 2000 and 2001	39
Consolidated Statements of Operations for the period from inception (August 9, 1999) to December 31, 1999 and for the years ended December 31, 2000 and December 31, 2001	40
Consolidated Statements of Changes in Stockholders' Equity for the period from inception (August 9, 1999) to December 31, 1999 and for the years ended December 31, 2000 and December 31, 2001	41
Consolidated Statements of Cash Flows for the period from inception (August 9, 1999) to December 31, 1999 and for the years ended December 31, 2000 and December 31, 2001	42
Notes to Consolidated Financial Statements	43

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Cogent Communications Group, Inc., and Subsidiaries:

        We have audited the accompanying consolidated balance sheets of Cogent Communications Group, Inc. (a Delaware corporation), and Subsidiaries (together the Company) as of December 31, 2000 and 2001, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the period from inception (August 9, 1999) to December 31, 1999, and for the years ended December 31, 2000 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cogent Communications Group, Inc., and Subsidiaries as of December 31, 2000 and 2001, and the results of their operations and their cash flows for the period from inception (August 9, 1999) to December 31, 1999, and for the years ended December 31, 2000 and 2001, in conformity with accounting principles generally accepted in the United States.

                      ARTHUR ANDERSEN LLP

Vienna, Virginia
March 1, 2002 (except with respect to the matters discussed in
Note 14, as to which the date is March 27, 2002)

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2000 AND 2001
(IN THOUSANDS, EXCEPT SHARE DATA)

	2000	2001
Assets
Current assets:
Cash and cash equivalents	$65,593	$49,017
Short term investments	—	1,746
Prepaid expenses and other current assets	3,281	2,171
Accounts receivable, net of allowance for doubtful accounts of $112 in 2001	—	1,156

Total current assets	68,874	54,090
Property and equipment:
Property and equipment	111,991	249,057
Accumulated depreciation and amortization	(338)	(13,275)

Total property and equipment, net	111,653	235,782
Intangible assets:
Intangible assets	—	11,740
Accumulated amortization	—	(1,304)

Total intangible assets, net	—	10,436
Other assets	7,213	19,461

Total assets	$187,740	$319,769

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,601	$3,623
Accrued liabilities	2,955	3,462
Current maturities, capital lease obligations	10,697	426

Total current liabilities	16,253	7,511
Cisco credit facility	67,239	181,312
Capital lease obligations, net of current	—	20,732

Total liabilities	83,492	209,555

Commitments and contingencies:
Stockholders' equity:
Convertible preferred stock, Series A, $0.001 par value; 26,000,000 shares authorized, issued, and outstanding; liquidation preference of $29,417	25,892	25,892
Convertible preferred stock, Series B, $0.001 par value; 20,000,000 shares authorized; 19,809,783 shares issued and outstanding; liquidation preference of $99,012	90,009	90,009
Convertible preferred stock, Series C, $0.001 par value; 52,173,463 shares authorized; 49,773,402 shares issued and outstanding in 2001: none in 2000; liquidation preference of $100,000	—	61,345
Common stock, $0.001 par value; 21,100,000 shares authorized; 1,400,698 and 1,409,814 shares issued and outstanding, respectively	1	1
Additional paid-in capital	189	35,490
Deferred compensation	—	(7,847)
Stock purchase warrants	—	8,248
Accumulated deficit	(11,843)	(102,924)

Total stockholders' equity	104,248	110,214

Total liabilities and stockholders' equity	$187,740	$319,769

The accompanying notes are an integral part of these consolidated balance sheets.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE PERIOD FROM INCEPTION (AUGUST 9, 1999) TO
DECEMBER 31, 1999, AND FOR THE YEARS ENDED DECEMBER 31, 2000 AND 2001
(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

	1999	2000	2001
Service revenue	$—	$—	$3,018
Operating expenses:
Network operations (including $307 of amortization of deferred compensation in 2001)	—	3,040	20,297
Selling, general, and administrative (including $2,958 of amortization of deferred compensation in 2001)	82	10,845	30,280
Depreciation and amortization	—	338	13,535

Total operating expenses	82	14,223	64,112

Operating loss	(82)	(14,223)	(61,094)
Interest income	—	3,433	1,914
Interest expense	—	(1,105)	(7,945)
Other income	—	134	212

Net loss	$(82)	$(11,761)	$(66,913)

Beneficial conversion of preferred stock	—	—	(24,168)

Net loss applicable to common stock	$(82)	$(11,761)	$(91,081)

Basic and diluted net loss per common share	$(0.06)	$(8.51)	$(64.78)

Weighted-average common shares (basic and diluted)	1,360,000	1,382,360	1,406,007

The accompanying notes are an integral part of these consolidated statements.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM INCEPTION (AUGUST 9, 1999) TO
DECEMBER 31, 1999 AND FOR THE YEARS ENDED DECEMBER 31, 2000 AND 2001
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

						Convertible preferred stock— Series A		Convertible preferred stock— Series B		Convertible preferred stock— Series C
	Common stock
			Additional paid-in capital	Deferred compensation	Stock purchase warrants							Accumulated deficit	Total stockholders' equity
	Shares	Amount				Shares	Amount	Shares	Amount	Shares	Amount
Balance, August 9, 1999 (date of inception)	—	$—	$—	$—	$—	—	$—	—	$—	—	$—	$—	$—
Issuance of common stock	1,360,000	1	99	—	—	—	—	—	—	—	—	—	100
Net loss	—	—	—	—	—	—	—	—	—	—	—	(82)	(82)

Balance, December 31, 1999	1,360,000	1	99	—	—	—	—	—	—	—	—	(82)	18
Exercises of stock options	40,698	—	90	—	—	—	—	—	—	—	—	—	90
Issuance of Series A convertible preferred stock, net	—	—	—	—	—	26,000,000	25,892	—	—	—	—	—	25,892
Issuance of Series B convertible preferred stock, net	—	—	—	—	—	—	—	19,809,783	90,009	—	—	—	90,009
Net loss	—	—	—	—	—	—	—	—	—	—	—	(11,761)	(11,761)

Balance, December 31, 2000	1,400,698	1	189	—	—	26,000,000	25,892	19,809,783	90,009	—	—	(11,843)	104,248
Exercises of stock options	9,116	—	21	—	—	—	—	—	—	—	—	—	21
Issuance of stock purchase warrants	—	—	—	—	8,248	—	—	—	—	—	—	—	8,248
Issuance of Series C convertible preferred stock, net	—	—	—	—	—	—	—	—	—	49,773,402	61,345	—	61,345
Deferred compensation	—	—	11,112	(11,112)	—	—	—	—	—	—	—	—	—
Beneficial conversion — Series B convertible preferred stock	—	—	24,168	—	—	—	—	—	—	—	—	(24,168)	—
Amortization of deferred compensation	—	—	—	3,265	—	—	—	—	—	—	—	—	3,265
Net loss	—	—	—	—	—	—	—	—	—	—	—	(66,913)	(66,913)

Balance at December 31, 2001	1,409,814	$1	$35,490	$(7,847)	$8,248	26,000,000	$25,892	19,809,783	$90,009	49,773,402	$61,345	$(102,924)	$110,214

The accompanying notes are an integral part of these consolidated statements.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE PERIOD FROM INCEPTION (AUGUST 9, 1999) TO DECEMBER 31, 1999,
AND FOR THE YEARS ENDED DECEMBER 31, 2000 AND 2001
(IN THOUSANDS)

	1999	2000	2001
Cash flows from operating activities:
Net loss	$(82)	$(11,761)	$(66,913)
Adjustments to reconcile net loss to net cash used in operating activities—
Depreciation and amortization, including debt costs	—	338	13,594
Amortization of deferred compensation	—	—	3,265
Changes in assets and liabilities:
Accounts receivable	—	—	(1,156)
Prepaid expenses and other current assets	—	(3,281)	1,107
Other assets	—	(7,213)	(2,660)
Accounts payable and accrued liabilities	7	5,547	5,977

Net cash used in operating activities	(75)	(16,370)	(46,786)

Cash flows from investing activities:
Purchases of property and equipment	—	(80,989)	(118,020)
Purchases of short term investments	—	—	(1,746)
Acquisition, including purchases of intangible assets	—	—	(11,886)

Net cash used in investing activities	—	(80,989)	(131,652)

Cash flows from financing activities:
Borrowings under Cisco credit facility	—	67,239	107,632
Collection of note from stockholder	—	25	—
Proceeds from issuance of common stock	75	—	—
Proceeds from option exercises	—	90	21
Repayment of capital lease obligations	—	(37,156)	(12,754)
Deferred equipment discount	—	16,853	5,618
Issuances of preferred stock, net of issuance costs	—	115,901	61,345

Net cash provided by financing activities	75	162,952	161,862

Net increase (decrease) in cash and cash equivalents	—	65,593	(16,576)
Cash and cash equivalents, beginning of year	—	—	65,593

Cash and cash equivalents, end of year	$—	$65,593	$49,017

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$1,736	$8,943
Cash paid for income taxes	—	—	—
Non-cash financing activities —
Capital lease obligations incurred	—	47,855	23,990
Warrants issued in connection with credit facility	—	—	8,248
Borrowing under credit facility for payment of loan costs and interest	—	—	6,441

The accompanying notes are an integral part of these consolidated statements.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999, 2000, and 2001

1.    Description of the business and summary of significant accounting policies:

Description of business

        Cogent Communications, Inc. ("Cogent") was formed on August 9, 1999, as a Delaware corporation and is located in Washington, D.C. Cogent is a facilities-based Internet Services Provider ("ISP"), providing Internet access to multi-tenanted office buildings in approximately 20 major metropolitan areas in the United States and in Toronto, Canada. In 2001, Cogent formed Cogent Communications Group, Inc., (the "Company"), a Delaware corporation. Effective on March 14, 2001, Cogent's stockholders exchanged all of their outstanding common and preferred shares for an equal number of shares of the Company, and Cogent became a wholly owned subsidiary of the Company. The common and preferred shares of the Company include rights and privileges identical to the common and preferred shares of Cogent. This was a tax-free exchange that was accounted for by the Company at Cogent's historical cost. All of Cogent's options for shares of common stock were also converted to options of the Company.

        The Company's high-speed Internet access service is delivered to the Company's customers over a nationwide fiber-optic network. The Company's network is dedicated solely to Internet Protocol data traffic. The Company's network includes 30-year indefeasible rights of use ("IRU's") to a nationwide fiber-optic intercity network of approximately 12,500 route miles (25,000 fiber miles) of dark fiber from Williams Communications, Inc. ("Williams"). These IRU's are configured in two rings that connect many of the major metropolitan markets in the United States. In order to extend the Company's national backbone into local markets, the Company has entered into leased fiber agreements for intra-city dark fiber from several providers. These agreements are primarily under 15-25 year IRU's.

Segments

        The Company's chief operating decision maker evaluates performance based upon underlying information of the Company as a whole. There is only one reporting segment.

Business risk, and liquidity

        The Company operates in the rapidly evolving Internet services industry, which is subject to intense competition and rapid technological change, among other factors. The successful execution of the Company's business plan is dependent upon the availability of and access to intra-city dark fiber and multi-tenant office buildings, the availability and performance of the Company's network equipment, the availability of additional capital, the ability to meet the financial and operating covenants under its credit facility, the Company's ability to integrate acquired businesses and purchased assets into its operations and realize planned synergies, the extent to which acquired businesses and assets are able to meet the Company's expectations and projections, the Company's ability to successfully market its products and services, the Company's ability to retain and attract key employees, and the Company's ability to manage its growth, among other factors. Although management believes that the Company will successfully mitigate these risks, management cannot give assurances that it will be able to do so or that the Company will ever operate profitably.

        One of the Company's suppliers of metropolitan fiber optic facilities, Metromedia Fiber Networks (MFN), has announced that it may file for bankruptcy in April 2002. This would impact the Company's operations mostly by decreasing our ability to add new metropolitan fiber rings from MFN and the Company's ability to add new buildings to existing MFN rings. However, as the Company has other providers of metropolitan fiber optic facilities the Company does not anticipate a significant impact.

        MFN's financial difficulties are characteristic of the telecommunications industry today. Several of the Company's vendors, including Williams, Level 3 and Qwest, have been reported in the financial press to be experiencing financial difficulties. The Company does not expect Williams' difficulties to impact the Company because Williams has completed delivery of the Company's national fiber optic backbone. The Company's solution for metropolitan networks is to have a large number of providers and to develop the ability to construct its own fiber optic connections to the buildings the Company serves.

        The Company has obtained $177 million in venture-backed funding through the issuance of preferred stock. The Company has secured a $409 million credit facility (the "Facility") from Cisco Systems Capital Corporation ("Cisco Capital"). In August 2001, the Company entered into an agreement to merge with Allied Riser Communications Corporation ("Allied Riser") which closed on February 4, 2002. In connection with the merger, the Company acquired additional cash and assumed the obligations of Allied Riser including its convertible subordinated notes due in June 2007 totaling $117 million. Substantial time may pass before significant revenues are realized, and additional funds may be required to implement the Company's business plan. However, management expects that the proceeds from the issuance of preferred stock and the availability under the Facility (subject to continued covenant compliance) and the funds acquired in the Allied Riser merger, will be sufficient to fund the Company's current business plan through fiscal 2002.

Principles of consolidation

        The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts of the Company and its subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Revenue recognition

        The Company recognizes service revenue in the month in which the service is provided. All expenses related to services provided are expensed as incurred. Cash received in advance of revenue earned is recorded as deferred revenue and is recognized over the service period or, in the case of installation fees, the estimated customer life.

Network operations

        Network operations include costs associated with service delivery, network management, and customer support. This includes the costs of personnel and related operating expenses associated with these activities, network facilities costs, fiber maintenance fees, leased circuit costs, and access fees paid to office building owners.

Financial instruments

        The Company considers all highly liquid investments with an original maturity of three months or less at purchase to be cash equivalents. The Company determines the appropriate classification of its investments at the time of purchase and reevaluates such designation at each balance sheet date. At December 31, 2000 and 2001, the Company's marketable securities consisted of money market accounts and commercial paper.

        The Company is party to a letter of credit totaling $450,000 as of December 31, 2001. This letter of credit is secured by a certificate of deposit that is restricted and included in short-term investments. No claims have been made against this financial instrument. Management does not expect any losses from the resolution of this financial instrument and is of the opinion that the fair value is zero since performance is not likely to be required.

        At December 31, 2000 and 2001, the carrying amount of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and accrued expenses approximated fair value because of the short maturity of these instruments. The interest rate on the Company's credit facility resets on a quarterly basis; accordingly, as of December 31, 2000 and 2001, the fair value of the Company's credit facility approximated the carrying amount.

Credit risk

        The Company's assets that are exposed to credit risk consist of its cash equivalents, short-term investments and accounts receivable. The Company places its cash equivalents and short-term investments in instruments that meet high-quality credit standards as specified in the Company's investment policy guidelines. Accounts receivable are due from customers located in major metropolitan areas in the United States. Revenues from the Company's wholesale and acquired customers are subject to a higher degree of credit risk than the Company's customers who purchase its retail service.

Reclassifications

        Certain amounts in the December 31, 2000 financial statements have been reclassified in order to conform to the 2001 financial statement presentation.

Property and equipment

        Property and equipment are recorded at cost and depreciated once deployed using the straight-line method over the estimated useful lives of the assets. The direct costs incurred prior to an asset being ready for service are reflected as construction in progress. Interest is capitalized during the construction period based upon the rates applicable to borrowings outstanding during the period. Construction in progress includes costs incurred under the construction contract, interest, and the salaries and benefits of employees directly involved with construction activities. Expenditures for maintenance and repairs are expensed as incurred. The assets and liabilities under capital leases are recorded at the lesser of the present value of the aggregate future minimum lease payments or the fair value of the assets under lease. Leasehold improvements include costs associated with building improvements.

        Depreciation and amortization periods are as follows:

Type of asset	Depreciation or amortization period
Indefeasible rights of use (IRUs)	Shorter of useful life or IRU lease agreement; generally 15 to 20 years, beginning when the IRU is ready for use
Network equipment	Five to seven years
Leasehold improvements	Shorter of lease term or useful life; generally 10 to 15 years
Software	Five years
Office and other equipment	Three to five years
System infrastructure	Ten years

Long-lived assets

        Long-lived assets, which include property and equipment, and identifiable intangible assets to be held and used, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed. Impairment is determined by comparing the carrying value to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual dispositions. The Company considers expected cash flows and estimated future operating results, trends and other available information in assessing whether the carrying value of the assets is impaired. In the event an impairment exists, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset, which is generally determined using quoted market prices or valuation techniques such as the discounted present value of expected future cash flows, appraisals, or other pricing models as appropriate. The Company believes that no such impairment existed as of December 31, 2000 and 2001.

        The Company's estimates of anticipated net revenues, the remaining estimated lives of tangible and intangible assets, or both, could be reduced significantly in the future due to changes in technology, regulation, available financing, or competition. As a result, the carrying amount of long-lived assets could be reduced materially in the future.

Use of estimates

        The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Comprehensive Income

        Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting of Comprehensive Income" requires "comprehensive income" and the components of "other comprehensive income" to be reported in the financial statements and/or notes thereto. Since the Company does not have any components of "other comprehensive income", reported net loss is the same as "comprehensive loss" for the periods presented.

Income taxes

        The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred tax assets or liabilities are computed based upon the differences between financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. Deferred income tax expense or benefits are based upon the changes in the assets or liability from period to period.

Stock-based compensation

        The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense related to fixed employee stock options is recorded only if on the date of grant the fair value of the underlying stock exceeds the exercise price. The Company has adopted the disclosure only requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," which allows entities to continue to apply the provisions of APB Opinion No. 25 for transactions with employees and to provide pro forma net income disclosures as if the fair value based method of accounting, or minimum value method for private companies, described in SFAS No. 123 had been applied to employee stock option grants.

Basic and Diluted Net Loss Per Common Share

        Net income (loss) per share is presented in accordance with the provisions of SFAS No. 128 "Earnings per Share". SFAS No. 128 requires a presentation of basic EPS and diluted EPS. Basic EPS excludes dilution for common stock equivalents and is computed by dividing income or loss available to common stockholders by the weighted-average number of common shares outstanding for the period, adjusted, using the if-converted method, for the effect of common stock equivalents arising from the assumed conversion of participating convertible securities, if dilutive. Diluted net loss per common share is based on the weighted-average number of shares of common stock outstanding during each period, adjusted for the effect of common stock equivalents arising from the assumed exercise of stock options, warrants, the conversion of preferred stock and conversion of participating convertible securities, if dilutive. Common stock equivalents have been excluded from the net loss per share calculation because their effect would be anti-dilutive.

        For the period from inception to December 31, 1999 and the years ended December 31, 2000 and 2001, options to purchase 46,950, 608,136 and 1,157,920 shares of common stock at weighted-average exercise prices of $0.10, $9.90 and $5.30 per share, respectively, are not included in the computation of diluted earnings per share as they are anti-dilutive. For the period from inception to December 31, 1999 and the years ended December 31, 2000 and 2001, 26,000,000, 45,809,783, and 95,583,185 shares of preferred stock, which were convertible into 2,600,000, 4,580,978, and 10,148,309 shares of common stock, were not included in the computation of diluted earnings per share as a result of their anti-dilutive effect. For the year ended December 31, 2001, warrants for 710,216 shares of common stock, were not included in the computation of diluted earnings per share as a result of their anti-dilutive effect.

Acquisitions

Allied Riser Merger

        In August 2001, the Company entered into an agreement to merge with Allied Riser. The merger closed on February 4, 2002. Under the terms of the merger agreement as amended in October 2001, the Company issued approximately 13.4% of its common stock, on a fully diluted basis, to the existing Allied Riser stockholders and became a public company listed on the American Stock Exchange.

NetRail Inc.

        On September 6, 2001, the Company paid approximately $12 million for certain assets of NetRail, Inc, ("NetRail") a Tier-1 Internet service provider, in a sale conducted under Chapter 11 of the United States Bankruptcy Code. Tier-1 service providers purchase Internet capacity from the major communications carriers and resell it to smaller service providers and other entities. The purchased assets included certain customer contracts and the related accounts receivable, network equipment, and settlement-free peering arrangements with other Tier-1 Internet service providers. As a result of the acquisition, the Company expects to reduce its cost of network services through the use of NetRail's settlement-free peering arrangements and increase its revenues by providing services to the acquired NetRail customers.

        The acquisition of the assets of NetRail, Inc. was recorded in the accompanying December 31, 2001 financial statements under the purchase method of accounting. The purchase price was primarily allocated to the settlement-free peering agreements acquired from NetRail, Inc., which had an estimated fair value of approximately $11.0 million. These contracts are being amortized over their average estimated contractual life of 3 years. The remainder of the purchase price was allocated to other current and non-current assets. The purchase price is preliminary and further refinements may be made. The operating results related to the acquired assets of NetRail, Inc. have been included in the consolidated statements of operations from the date of acquisition.

        If the NetRail acquisition had taken place at the beginning of 2000 and 2001 the unaudited pro forma combined results of the Company for the year ended December 31, 2000 and 2001 would have been as follows (amounts in thousands, except per share amounts).

	Year Ended December 31, 2000	Year Ended December 31, 2001
Revenue	$1,230	$4,676
Net loss applicable to common stock	(16,405)	(94,043)
Net loss per share — basic and diluted	$(11.87)	$(66.89)

        In management's opinion, these unaudited pro forma amounts are not necessarily indicative of what the actual results of the combined results of operations might have been if the NetRail, Inc. asset acquisition had been effective at the beginning of 2000 and 2001.

2.    Property and equipment:

        Property and equipment consisted of the following (in thousands):

	December 31,
	2000	2001
Owned assets:
Network equipment	$50,537	$126,796
Software	1,971	4,756
Office and other equipment	1,555	2,274
Leasehold improvements	64	16,690
System infrastructure	—	21,288
Construction in progress	10,009	5,230

	64,136	177,034
Less — Accumulated depreciation and amortization	(324)	(11,726)

	63,812	165,308
Assets under capital leases:
IRUs	47,855	72,023
Less — Accumulated depreciation and amortization	(14)	(1,549)

	47,841	70,474

Property and equipment, net	$111,653	$235,782

Capitalized interest

        In 2000 and 2001, the Company capitalized interest of $2,963,000 and $4,408,000, respectively. There was no interest capitalized in 1999.

Indefeasible rights of use agreements (IRUs)

        In April 2000, the Company entered into a dark fiber IRU contract with Williams for approximately 12,500 route miles (25,000 fiber miles) of dark fiber at a cost of approximately $27.5 million. Under this agreement, the Company paid $11.0 million in April 2000, $9.6 million in October 2000, $5.5 million in April 2001 and $1.4 million in October 2001. In June 2000, the Company exercised its right to lease an additional 12,500 route miles (the "Second IRU") for approximately $22.5 million. Under the Second IRU agreement the Company paid $9.0 million in June 2000, $9.0 million in December 2000, and $4.5 million in June 2001. These IRUs are for initial 20-year periods, with, under certain conditions, two renewal terms of five years each. Under these agreements,

Williams also provides co-location services and maintenance on both fibers for additional monthly fees. In June 2000, the Company amended its product purchase agreement with Cisco Systems, Inc ("Cisco"). In connection with the amendment, Cisco agreed to pay the Company a total of $22.5 million, with $16.9 million paid in 2000 and $6.7 million paid in 2001. These payments are recorded as a deferred equipment discount and classified as a reduction of network equipment in the accompanying balance sheets. The deferred equipment discount is being amortized as a reduction to depreciation expense over a seven-year period as the related equipment is placed in service.

3.    Accrued Liabilities:

        Accrued liabilities as of December 31 consist of the following (in thousands):

	2000	2001
General operating expenditures	$648	$2,101
Payroll and benefits	282	1,206
Taxes	—	102
Interest	2,025	53

Total	$2,955	$3,462

4.    Intangible Assets:

        Intangible assets as of December 31 consist of the following (in thousands):

	2000	2001
Peering arrangements	$—	$11,036
Customer contracts	—	704

Total	—	$11,740
Less — accumulated amortization	—	(1,304)

Intangible assets, net	$—	$10,436

        Intangible assets are being amortized over 36 months.

5.    Other assets:

        Other assets as of December 31 consist of the following (in thousands):

	2000	2001
Prepaid expenses	$945	$2,159
Deposits	196	1,655
Deferred financing costs	6,072	15,647

Total	$7,213	$19,461

6.    Long-term debt:

        In March 2000, Cogent entered into a $280 million credit facility with Cisco Capital. In March 2001, the credit facility was increased to $310 million. In October 2001, Cogent entered into a new agreement for $409 million (the "Facility"). This credit facility replaced the existing $310 million credit facility between Cisco Capital and Cogent. The October 2001 agreement matures on December 31, 2008 and is available to finance the purchases of Cisco network equipment, software and related services, to fund working capital, and to fund interest and fees related to the Facility. On

January 31, 2002, the Facility was amended to modify certain covenants in connection with the Company's merger with Allied Riser.

        The Facility requires compliance with certain financial and operational covenants, among other conditions and restrictions. During 2001, Cogent violated certain debt covenants related to minimum customers and revenues. However, as of December 31, 2001, Cogent is in compliance with the agreement. The Company is subject to similar covenants in the future.

        Borrowings may be prepaid at any time without penalty and are subject to mandatory prepayment based upon excess cash flow or upon the receipt of a specified amount from the sale of the Company's securities, each as defined. Principal payments begin in March 2005. Borrowings accrue interest at the three-month LIBOR rate, established at the beginning of each calendar quarter, plus a stated margin. The margin is dependent upon the Company's leverage ratio, as defined, and may be reduced. Interest payments are deferred and begin in March 2006. The weighted-average interest rate on all borrowings for the years ending December 31, 2000 and 2001 was approximately 11.2% and 8.5%, respectively. Borrowings are secured by a pledge of all of Cogent's assets and common stock. The Facility includes restrictions on Cogent's ability to transfer assets to the Company, except for certain operating liabilities. The Company has guaranteed Cogent's obligations under the Facility.

        In June 2001, the Company borrowed $29.0 million of working capital loans under the March 2001 credit agreement. Warrants to purchase the Company's common stock were issued in connection with these working capital loans. The warrant exercise price was based upon the most recent significant equity transaction, as defined. This borrowing resulted in granting Cisco Capital warrants for 86,625 shares of the Company's common stock. In connection with the October 2001 agreement, the Company issued Cisco Capital warrants for an additional 623,591 shares of its common stock and incurred a $2.0 million closing fee. The closing fee was paid with the use of the credit facility. All warrants are exercisable for eight years from the grant date at exercise prices ranging from $12.47 to $30.44 per share, with the weighted-average exercise price of $18.10. These warrants have been valued at approximately $8.3 million using the Black-Scholes method of valuation and are recorded as deferred financing costs and stock purchase warrants in the accompanying December 31, 2001 balance sheet using the following assumptions—average risk free rates of 4.5 to 5.8 percent, estimated fair values of the Company's common stock of $11.25 to $40.95, expected lives of 8 years and expected volatility of 90%. The deferred financing costs are being amortized to interest expense over the term of the Facility.

        Borrowings under the Facility are available in increments subject to Cogent's satisfaction of certain operational and financial covenants over time. Up to $25 million is available for additional equipment loans through June 30, 2002, of which $1.3 million was borrowed as of December 31, 2001. An additional $100 million of equipment loans becomes available on July 1, 2002. Up to $16 million is available to fund interest and fees related to the Facility through June 30, 2002 of which $6.4 million was borrowed as of December 31, 2001. An additional $59 million for funding interest and fees related to the Facility becomes available on July 1, 2002. An additional $35 million in working capital loans becomes available on July 1, 2002. The aggregate balance of working capital loans is limited to 35 percent of outstanding equipment loans. Borrowings under the Facility for the purchase of products and working capital are available until December 31, 2004. Borrowings under the Facility for the funding of interest and fees are available until December 31, 2005.

        The Company began entering into equipment loans in August 2000. At December 31, 2001, there were $145.9 million of equipment loans, $29.0 million of working capital loans and $6.4 million of interest and fee loans outstanding. Subsequent to year-end, and through March 1, 2002, the Company borrowed an additional $5.8 million of equipment loans.

        Maturities of borrowings under the Facility are as follows (in thousands):

For the year ending December 31
2002	$—
2003	—
2004	—
2005	434
2006	60,437
Thereafter	120,441

$181,312

7.    Income taxes:

        The net deferred tax asset is comprised of the following (in thousands):

	December 31
	2000	2001
Net operating loss carry-forwards	$3,889	$28,827
Depreciation	(191)	(1,102)
Start-up expenditures	760	1,062
Accrued liabilities	344	973
Deferred compensation	—	1,325
Valuation allowance	(4,802)	(31,085)

Net deferred tax asset	$—	$—

        Due to the uncertainty surrounding the realization of its net deferred tax asset, the Company has recorded a valuation allowance for the full amount of its net deferred tax asset. Should the Company achieve profitability, its deferred tax assets may be available to offset future income tax liabilities. The federal and state net operating loss carry-forwards of $71 million expire in 2019 to 2021. For federal and state tax purposes, the Company's net operating loss carry-forwards could be subject to certain limitations on annual utilization if certain changes in ownership were to occur as defined by federal and state tax laws.

        The following is a reconciliation of the Federal statutory income tax rate to the effective rate reported in the financial statements.

	1999	2000	2001
Federal income tax (benefit) at statutory rates	(34.0)%	(34.0)%	(34.0)%
State income tax (benefit) at statutory rates, net of Federal benefit	(6.6)	(6.6)	(6.6)
Increase in valuation allowance	40.6	40.6	40.6

Effective income tax rate	—%	—%	—%

8.    Commitments and contingencies:

Capital leases—Fiber lease agreements

        The Company has entered into lease agreements with several providers for intra-city and inter—city dark fiber primarily under 15-25 year IRU's. These IRU's connect the Company's national backbone fiber with the multi-tenant office buildings and the customers served by the Company. Once the Company has accepted the related fiber route, leases of intra-city and inter-city fiber-optic rings that meet the criteria for treatment as capital leases are recorded as a capital lease obligation and IRU asset. The future minimum commitments under these agreements are as follows (in thousands):

For the year ending December 31
2002	$2,253
2003	2,253
2004	2,253
2005	2,253
2006	2,253
Thereafter	33,551

Total minimum lease obligations	44,816
Less — amounts representing interest	(23,658)

Present value of minimum lease obligations	21,158
Current maturities	(426)

Capital lease obligations, net of current maturities	$20,732

Metromedia Fiber Networks ("MFN")

        In February 2000, the Company entered into an agreement with MFN to lease fiber-optic cable for its intra-city fiber-optic rings and to provide the Company access to provide its service to certain multi-tenant office buildings. Each product order includes a lease of an intra-city fiber-optic ring for a period of up to 25 years and access to certain specified buildings in exchange for monthly payments. The agreement provides for a minimum commitment of 2,500 leased fiber miles and 500 connected buildings within five years from the effective date and penalties for early termination. Under the agreement, MFN also provides installation, maintenance, restoration, and network monitoring services. Each lease of an intra-city fiber-optic ring is treated as a capital lease and recorded once the Company has accepted the related fiber route.

Other Fiber Leases and Construction Commitments

        The Company has agreements with several fiber providers for the construction of laterals to connect office buildings to metro fiber rings and for the leasing of these metro fiber rings and the lateral fiber. These leases are generally for a period of 15-20 years and include renewal periods. The future commitment under these arrangements was approximately $60 million at December 31, 2001.

Equipment purchase commitment

        In March 2000, the Company entered into a five-year agreement to purchase from Cisco, minimum annual amounts of equipment, professional services, and software. In June 2000, the agreement was amended to increase the Company's previous commitment to purchase $150.1 million over four years to $212.2 million over five years. In October 2001, the commitment was increased to purchase $270 million until December 2004. As of December 31, 2001, the Company has purchased and ordered approximately $153 million towards this commitment.

Litigation

Trademark

        In October 2000, the Company was notified that the use of the trade name Cogent Communications may conflict with pre-existing trademark rights. Management believes that this issue will be resolved without a material effect on the Company's financial position or results of operations.

Vendor Claims

        On July 26, 2001, in a case titled Hewlett-Packard Company v. Allied Riser Operations Corporation a/k/a Allied Riser Communications, Inc., Hewlett-Packard Company filed a complaint against a subsidiary of Allied Riser, Allied Riser Operations Corporation, in the 95th Judicial District Court, Dallas County, Texas, seeking damages of $18.8 million attorneys' fees, interest, and punitive damages relating to various types of equipment allegedly ordered from Hewlett-Packard Company by Allied Riser Operations Corporation. Management believes that this claim is without merit and Allied Riser has filed its answer generally denying Hewlett-Packard's claims. Management intends to continue to vigorously contest this lawsuit.

        On January 16, 2002, Allied Riser received a letter from Hewlett-Packard Company alleging that certain unspecified contracts are in arrears, and demanding payment in the amount of $10.0 million. The letter does not discuss the basis for the claims or whether the funds sought are different from or in addition to the funds sought in the July 26, 2001 lawsuit. Allied Riser, through its legal counsel, has made an inquiry of Hewlett-Packard's counsel to determine the basis for the claims in the letter. Management believes this claim is without merit and intends to vigorously contest this claim.

Note Holders Claims

        On December 12, 2001, Allied Riser announced that certain holders of its 7.50% convertible subordinated notes due 2007 filed notices as a group with the SEC on Schedule 13D including copies of documents indicating that such group had filed suit in Delaware Chancery Court on December 6, 2001 against Allied Riser and its board of directors alleging, among other things, breaches of fiduciary duties and requesting injunctive relief to prohibit Allied Riser's merger with Cogent, and alleging default by Allied Riser under the indenture related to the notes. The plaintiffs amended their complaint on January 11, 2002 and subsequently served it on Allied Riser. On January 28, 2002 the Court held a hearing on a motion by the plaintiffs to preliminarily enjoin the merger. On January 31, 2002 the Court issued a Memorandum Opinion denying that motion. Management believes that these claims are without merit, and intends to continue to vigorously contest this lawsuit.

Securities and Exchange Commission Request

        On February 21, 2002, the Division of Enforcement of the US Securities and Exchange Commission requested that the Company voluntarily provide it certain documents related to the fairness opinion delivered to the Allied Riser board of directors by Allied Riser financial advisor, Houlihan Lokey Howard & Zukin on August 28, 2001, and the Company's Series C preferred stock financing. The Company is complying with the request. The SEC has not informed the Company as to the reason for its request.

Operating leases and license agreements

        The Company leases office space, network equipment sites, and facilities under operating leases. The Company also enters into building access agreements with the landlords of its targeted multi-

tenant office buildings. Future minimum annual commitments under these arrangements are as follows (in thousands):

Year ending December 31
2002	$7,090
2003	7,549
2004	7,723
2005	7,600
2006	6,831
Thereafter	40,858

$77,651

        Rent expense was $723,000 in 2000 and $3,325,000 in 2001. There was no rent expense in 1999.

Connectivity, maintenance and transit agreements

        In order to provide its service, the Company has commitments with service providers to connect to the Internet. The Company also pays Williams a monthly fee per route mile over a minimum of 20 years for the maintenance of its two national backbone fibers. In certain cases, the Company connects its customers and the buildings it serves to its national fiber-optic backbone using intra-city and inter-city fiber under operating lease commitments from various providers. These contracts range from month-to-month charges to 36-month terms.

        Future minimum obligations as of December 31, 2001, related to these arrangements are as follows (in thousands):

Year ending December 31
2002	$5,585
2003	5,127
2004	3,600
2005	3,648
2006	3,721
Thereafter	60,636

$82,317

9.    Stockholders' equity:

        The Company has authorized 21,100,000 shares of $0.001 par value common stock, 26,000,000 shares of Series A Convertible Preferred Stock ("Series A"), and 20,000,000 shares of Series B Convertible Preferred Stock ("Series B") and 52,137,643 shares of Series C Participating Convertible Preferred Stock ("Series C"). The number of authorized shares of common stock was increased from 7,000,000 to 21,100,000 in October 2001 in connection with the Series C financing.

        In February 2000, the Company authorized and issued 26,000,000 shares of Series A preferred stock for $26 million. The Series A contains voting rights at one vote per share equal to the number of shares of common stock into which the Series A shares can be converted. The Series A is senior to the common stock and includes a stated liquidation preference of the original purchase price of $1.00 per share plus interest at the three-month LIBOR rate plus a stated percentage. Each share of Series A is convertible, at any time, at the option of the holder into shares of common stock at the rate of one share of common stock for each ten shares of Series A, subject to adjustment, and automatically converts under certain conditions, as noted below.

        In July 2000, the Company issued 19,809,783 shares of Series B preferred stock for approximately $90 million. The Series B contains voting rights at one vote per share equal to the number of shares of common stock into which the Series B shares can be converted. The Series B is senior to the common stock and includes a stated liquidation preference of the original purchase price of $4.55 per share plus interest at the three-month LIBOR rate plus a stated percentage. Each share of Series B is convertible, at any time, at the option of the holder into shares of common stock at the rate of 1.2979 shares of common stock for each ten shares of Series B, subject to adjustment, and automatically converts under certain conditions, as noted below.

        The participation terms of the Series A and Series B provide that under a liquidation and after the liquidation preferences of the Series A and Series B noted above have been satisfied, all remaining assets of the Company are distributed ratably to all holders of preferred stock, as if converted to common stock, and to all holders of common stock. These distributions are made until the aggregate distribution to the Series A is $3.00 per share and the Series B is $9.10 per share, at which time all Series A and Series B preferred shares are considered redeemed and are canceled.

        In October 2001, the Company issued 49,773,402 shares of Series C preferred stock for approximately $62 million. The Series C contains voting rights at one vote per share equal to the number of shares into which the Series C can be converted. Upon liquidation, as defined, holders of Series C preferred stock are entitled to receive certain preferences to holders of common stock. In the event of a liquidation, before holders of common stock receive any distribution, holders of Series C preferred stock will receive a stated liquidation preference of an amount equal to the greater of (i) $2.0091 or (ii) $1.2467 per share plus interest at the three-month LIBOR rate plus a stated percentage.

        The participation terms of the Series C provide that under a liquidation and after the liquidation preferences of the Series A, Series B and Series C noted above have been satisfied, all remaining assets of the Company are distributed ratably to all holders of preferred stock, as if converted to common stock, and to all holders of common stock. These distributions are made until the aggregate distribution to the Series A and Series B is as noted above and the aggregate distribution to the Series C is $3.7401 per share, at which time all preferred shares are considered redeemed and are canceled.

        Holders of Series C preferred stock shall be entitled to receive, as declared, cash dividends at a rate of 8% of the original Series C preferred stock purchase price per annum. Any partial payment will be made ratably among the holders of Series C preferred stock. Except for acquisitions of common stock pursuant to agreements which permit the Company to repurchase such shares at cost upon termination of services to the Company or acquisitions of common stock in exercise of the Company's right of first refusal to repurchase such shares, the Company may not declare any dividends or make any other distribution on any other stock, called junior stock (Series A, Series B and common stock), until all dividends on the Series C preferred stock have been paid. If dividends are paid on any junior stock, the Company shall pay an additional dividend on all outstanding shares of Series C preferred stock in an amount per share equal (on an as-if-converted to common stock basis) to the amount paid or set aside for each share of junior stock.

        Series C preferred stock may be converted to common stock at any time. Each share of Series C is convertible into shares of common stock at the rate of one share of common stock for each ten shares of Series C, subject to adjustment.

        All shares of preferred stock will automatically be converted into common stock upon the election of 66.66% of the shareholders holding outstanding shares of preferred stock or immediately upon the closing of a firmly underwritten public offering in which the aggregate pre-money valuation is at least $500,000,000 and in which the gross cash proceeds are at least $50,000,000.

        In the event of a stock split or reverse stock split, the applicable conversion prices will be proportionately decreased or increased. If the Company declares a common stock dividend or distribution, the conversion prices shall be adjusted by multiplying them by the quotient equal to the total number of shares of common stock issued and outstanding immediately prior to the issuance divided by the total number of shares of common stock issued and outstanding immediately prior to the issuance plus the number of shares of common stock issuable in payment of the dividend or distribution. If the Company declares a dividend payable in securities of the corporation other than common stock, the common stock is changed to a different type of stock, or if there is a capital reorganization, holders of preferred stock shall be entitled, upon conversion of their preferred stock, to receive an amount of securities or property equivalent to what they would have received if they had converted their preferred stock to common stock on the date of the dividend, reclassification, re-capitalization, or capital reorganization.

        If the Company issues or sells additional shares of common stock for a price which is less than the then-applicable Series A conversion price in the case of Series A preferred stock, the applicable Series B conversion price in the case of Series B preferred stock, or the applicable Series C conversion price in the case of Series C preferred stock, then the conversion prices shall be reduced to prices calculated as prescribed by the Company's certificate of incorporation.

Beneficial Conversion

        The October 2001 issuance of Series C preferred stock resulted in an adjustment of the conversion rate of the Series B preferred stock from 1.0 shares of common stock per ten shares of Series B preferred to 1.2979 shares of common stock per ten shares of Series B preferred. This equates to an additional 590,198 shares of common stock. This transaction resulted in a non-cash beneficial conversion charge of approximately $24.2 million that was recorded in the Company's fourth quarter 2001 financial statements as a reduction to retained earnings and earnings available to common shareholders and an increase to additional paid-in capital.

10.  Stock option plan:

        In 1999, the Company adopted its Equity Incentive Plan (the "Plan") for granting of options to employees, directors, and consultants under which 1,490,000 shares are reserved for issuance. Options granted under the Plan may be designated as incentive or nonqualified at the discretion of the Plan administrator. Stock options granted under the Plan generally vest over a four-year period and have a term of ten years. Stock options exercised, granted, and canceled during the period from inception (August 9, 1999) to December 31, 2001, were as follows:

	Number of options	Weighted-average exercise price
Outstanding at inception (August 9, 1999)	—	$—
Granted	46,950	$0.10
Exercised	—	$—
Cancellations	—	$—

Outstanding at December 31, 1999	46,950	$0.10
Granted	634,503	$10.03
Exercised	(40,698)	$2.22
Cancellations	(32,619)	$7.78

Outstanding at December 31, 2000	608,136	$9.90
Granted	822,072	$4.04
Exercised	(9,116)	$2.25
Cancellations	(263,172)	$12.10

Outstanding at December 31, 2001	1,157,920	$5.30

        Options exercisable as of December 31, 1999, were 23,475 with a weighted-average exercise price of $0.10. The weighted-average remaining contractual life of the outstanding options at December 31, 1999, was approximately 9.7 years. Options exercisable as of December 31, 2000, were 36,946 with a weighted-average exercise price of $7.50. The weighted-average remaining contractual life of the outstanding options at December 31, 2000, was approximately 9.5 years. Options exercisable as of December 31, 2001, were 223,523 with a weighted- average exercise price of $7.24. The weighted-average remaining contractual life of the outstanding options at December 31, 2001, was approximately 9.4 years.

OUTSTANDING AND EXERCISABLE BY PRICE RANGE
As of December 31, 2001

Range of Exercise Prices	Number Outstanding 12/31/2001	Weighted Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Exercisable As of 12/31/2001	Weighted- Average Exercise Price
$0.10	9,425	7.65	$0.10	6,468	$0.10
$2.00	691,670	9.92	$2.00	60,163	$2.00
$2.50	95,292	8.23	$2.50	40,089	$2.50
$10.00	180,830	8.50	$10.00	70,569	$10.00
$15.00	180,703	8.98	$15.00	45,964	$15.00

$0.10 — $15.00	1,157,920	9.39	$5.30	223,253	$7.24

        Pro forma information regarding net loss required by SFAS No.123 has been determined as if the Company had accounted for its stock options under the minimum value method, while the Company was a private company, results in a pro forma net loss of $11,953,000 for 2000 and $83,000 for 1999. The weighted-average per share grant date fair value of options granted was $4.00 in 2000 and $0.05 in 1999. The fair value of these options was estimated at the date of grant using the minimum value method with the following weighted-average assumptions for the year ended December 31, 2000—an average risk-free rate of 5.25 percent, a dividend yield of 0 percent, and an expected life of 10 years, and for the year ended December 31, 1999—an average risk-free rate of 6.5 percent, a dividend yield of 0 percent, and an expected life of 10 years.

        Pro forma information regarding net loss required by SFAS No.123 under the fair value method, which is required for public companies, results in a pro forma net loss of $70.5 million for 2001. The weighted-average per share grant date fair value of options granted was $14.85 in 2001. The fair value of these options was estimated at the date of grant with the following weighted-average assumptions —an average risk-free rate of 5.0 percent, a dividend yield of 0 percent, and an expected life of 5.0 years, and expected volatility of 128%.

Deferred Compensation Charge

        The Company recorded a deferred compensation charge of approximately $11.1 million in the fourth quarter of 2001 related to options granted at exercise prices below the estimated fair market value of the Company's common stock on the date of grant. The deferred compensation charge is being amortized over the vesting period of the related options which is generally four years. Compensation expense for the year ended December 31, 2001 was approximately $3.3 million. The total compensation charge is reduced when employees terminate prior to vesting.

11.  Related party:

        The Company's headquarters is located in an office building owned by an entity controlled by the Company's Chief Executive Officer. The Company paid $333,000 in 2000 and $453,000 in 2001 in rent to this entity. The Company was not charged for this space in 1999.

        In January 2000, the Company collected a $25,000 note receivable from its stockholder related to the stockholder's 1999 purchase of common shares.

12.  Quarterly financial information (unaudited):

	Three months ended
	March 31, 2000	June 30, 2000	September 30, 2000	December 31, 2000
	(in thousands, except share and per share data)
Total revenue	$—	$—	$—	$—
Operating loss	(284)	(1,510)	(3,930)	(8,499)
Net loss	(161)	(1,378)	(2,432)	(7,790)
Net loss per common share	(0.12)	(1.00)	(1.75)	(5.57)
Weighted-average number of shares outstanding	1,360,000	1,381,354	1,390,072	1,397,515
	Three months ended
	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001
Total revenue	$—	$90	$657	$2,271
Operating loss	(12,975)	(14,527)	(14,935)	(18,657)
Net loss	(12,794)	(15,188)	(17,448)	(21,483)
Net loss applicable to common stock	(12,794)	(15,188)	(17,448)	(45,651)
Net loss per common share	(9.12)	(10.81)	(12.39)	(32.20)
Weighted-average number of shares outstanding	1,402,798	1,404,587	1,408,614	1,417,522

        The net loss applicable to common stock for the fourth quarter of 2001 includes a non-cash beneficial conversion charge of $24.2 million.

13.  Subsequent events:

Stock Split

        All common share amounts, including the number of authorized, issued and outstanding shares, the conversion ratio of the Company's preferred stock, the exercise price and number of shares subject to stock options and warrants, and loss per share have been adjusted to reflect the 10 for 1 reverse stock split effected January 31, 2002.

Asset Purchase Agreement—PSINet, Inc.

        In January 2002, the Company entered into a due diligence agreement with PSINet, Inc. ("PSINet"). This agreement allowed the Company to undertake due diligence related to certain of PSINet's network operations in the United States. The Company paid a $3.0 million fee in January 2002 to PSINet in connection with this arrangement. In February 2002, Cogent and PSINET entered into an Asset Purchase Agreement ("APA"). Pursuant to the APA, and subject to bankruptcy court approval, Cogent agreed to acquire certain of PSINet's assets and acquire certain liabilities related to PSINet's operations in the United States for a total of $7.0 million. The assets include certain of PSINet's customer contracts, accounts receivable, rights to 10,000 route miles pursuant to IRUs, telecommunications and computer equipment, three web hosting data centers, and certain intangibles, including settlement free peering rights. Settlement free peering rights permit the transfer of data traffic to other carriers at no cost. Assumed liabilities include certain leased circuit commitments and collocation arrangements.

14.  Additional subsequent events:

Note Holders Claims

        On March 25, 2002, certain of the holders of Allied Riser's 7.50% convertible subordinated notes asserted that the merger constituted a change of control, and that as a result an event of default had occurred under the indenture. On March 27, 2002, based on such assertions, the Trustee under the indenture notified the Company that the principal amount of the notes and accrued interest is immediately due and payable. Management, after consultation with its legal advisors, does not believe that the merger qualifies as a change in control as defined in the indenture and is vigorously disputing the noteholders' assertion. However, in the event that the merger is deemed to be a change in control, the Company could be required by the noteholders to repurchase the $117.0 million in aggregate principal amount of the notes plus accrued interest.

        On March 27, 2002, certain holders of Allied Riser's notes filed an involuntary bankruptcy petition under Chapter 7 of the United States Bankruptcy Code against Allied Riser in United States Bankruptcy Court for the Northern District of Texas, Dallas Division. Management, after consultation with its legal advisors, believes that the claim is without merit and intends to vigorously contest it.

PSINet Acquisition

        On March 27, 2002, the bankruptcy court approved the acquisition. The transaction is expected to close in April 2002.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information with required by this Item 10 is incorporated in this report by reference to the information set forth in the 2002 information statement for the 2002 Annual Meeting of Stockholders expected to be held in June, 2002, which is expected to be filed with the Commission within 120 days after the close of our fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

        The information required by this Item 11 is incorporated in this report by reference to the information set forth under the caption "Executive Officers Compensation" in the 2002 information statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this Item 12 is incorporated in this report by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 2002 information statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item 13 is incorporated in this report by reference to the information set forth under the caption "Certain Transactions" in the 2002 information statement.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	1.	Financial Statements. A list of financial statements included herein is set forth in the Index to Financial Statements appearing in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."
	2.	Financial Statement Schedules. The Financial Statement Schedule described below is filed as part of the report.
Description
Report of Arthur Andersen LLP, Independent Public Accountants
Schedule I—Condensed Financial Information of Registrant (Parent Company Information)
Schedule II—Valuation and Qualifying Accounts.
(b)	Reports on Form 8-K. No reports on Form 8-K were filed during the three-month period ended December 31, 2001.
(c)	Exhibits.

Exhibit Index

Exhibit	Description
2.1	Agreement and Plan of Merger, dated as of August 28, 2001, by and among Cogent, Allied Riser and the merger subsidiary (previously filed as Appendix A to our Registration Statement on Form S-4, Commission File No. 333-71684, filed October 16, 2001, and incorporated herein by reference)
2.2
Amendment No. 1 to the Agreement and Plan of Merger, dated as of October 13, 2001, by and among Cogent, Allied Riser and the merger subsidiary (previously filed as Appendix B to our Registration Statement on Form S-4, Commission File No. 333-71684, filed October 16, 2001, and incorporated herein by reference)
2.3
Asset Purchase Agreement, dated September 6, 2001, among Cogent Communications, Inc., NetRail, Inc., NetRail Collocation Co., and NetRail Leasing Co. (previously filed as Exhibit 2.3 to our Registration Statement on Form S-4, as amended by a Form S-4/A (Amendment No. 1), Commission File No. 333-71684, filed November 21, 2001, and incorporated herein by reference)
2.4
Asset Purchase Agreement, dated February 26, 2002, by and among Cogent Communications Group, Inc., PSINet, Inc. et al. (previously filed as Exhibit 2.1 to our Current Report on Form 8-K, dated February 26, 2002, and incorporated herein by reference)
3.1
Second Amended and Restated Certificate of Incorporation of Cogent Communications Group, Inc. (previously filed as Exhibit 3.1 to our Registration Statement on Form S-4, as amended by a Form S-4/A (Amendment No. 4), Commission File No. 333-71684, filed January 4, 2002, and incorporated herein by reference)
3.2
Amended Bylaws of Cogent Communications Group, Inc. (previously filed as Exhibit 3.2 to our Registration Statement on Form S-4, as amended by a Form S-4/A (Amendment No. 4), Commission File No. 333-71684, filed January 4, 2002, and incorporated herein by reference)

4.1
Amended and Restated Stockholders Agreement, dated October 16, 2001, by and among Cogent, David Schaeffer and each of the holders of Series A, B and C Preferred Stock (previously filed as Exhibit 4.1 to our Registration Statement on Form S-4, as amended by a Form S-4/A (Amendment No. 4), Commission File No. 333-71684, filed January 4, 2002, and incorporated herein by reference)
4.2
Amended and Restated Registration Rights Agreement, dated October 16, 2001, by and among Cogent, David Schaeffer and each major stockholder (previously filed as Exhibit 4.2 to our Registration Statement on Form S-4, as amended by a Form S-4/A (Amendment No. 4), Commission File No. 333-71684, filed January 4, 2002, and incorporated herein by reference)
4.3
First Supplemental Indenture, among Allied Riser Communications Corporation, as issuer, Cogent Communications Group, Inc., as co-obligor, and Wilmington Trust Company, as trustee. (previously filed as Exhibit 4.4 to our Registration Statement on Form S-4, as amended by a Form POS AM (Post-Effective Amendment No. 2), Commission File No. 333-71684, filed February 4, 2002)
4.4
Indenture, dated as of July 28, 2000 by and between Allied Riser and Wilmington Trust Company, as trustee, relating to Allied Riser's 7.50% Convertible Subordinated Notes due 2007. (previously filed as Exhibit 4.5 to our Registration Statement on Form S-4, as amended by a Form POS AM (Post-Effective Amendment No. 1), Commission File No. 333-71684, filed January 25, 2002)
10.1
Fiber Optic Network Leased Fiber Agreement, dated February 7, 2000, by and between Cogent Communications, Inc. and Metromedia Fiber Network Services, Inc., as amended July 19, 2001 (previously filed as Exhibit 10.1 to our Registration Statement on Form S-4, Commission File No. 333-71684, filed October 16, 2001, and incorporated herein by reference)†
10.2
Dark Fiber IRU Agreement, dated April 14, 2000, between Williams Communications, Inc. and Cogent Communications, Inc., as amended June 27, 2000, December 11, 2000, January 26, 2001, and February 21, 2001 (previously filed as Exhibit 10.2 to our Registration Statement on Form S-4, Commission File No. 333-71684, filed October 16, 2001, and incorporated herein by reference)†
10.3
Credit Agreement, dated October 24, 2001, among Cisco Systems Capital Corporation, Cogent Communications, Inc., and Cogent International, Inc. (previously filed as Exhibit 10.3 to our Registration Statement on Form S-4, as amended by a Form S-4/A (Amendment No. 2), Commission File No. 333-71684, filed December 7, 2001, and incorporated herein by reference)
10.4
Cisco Systems, Inc. Service Provider Agreement, dated March 15, 2000, between Cisco Systems, Inc. and Cogent Communications, Inc., as amended June 1, 2000, and March 1, 2001 (previously filed as Exhibit 10.4 to our Registration Statement on Form S-4, Commission File No. 333-71684, filed October 16, 2001, and incorporated herein by reference)†
10.5
Amendment No. 4 to Service Provider Agreement, dated November 15, 2001, by and between Cisco Systems Inc. and Cogent Communications, Inc. (previously filed as Exhibit 10.5 to our Registration Statement on Form S-4, as amended by a Form S-4/A (Amendment No. 1), Commission File No. 333-71684, filed November 21, 2001, and incorporated herein by reference)†

10.6
David Schaeffer Employment Agreement with Cogent Communications Group, Inc., dated February 7, 2000 (previously filed as Exhibit 10.6 to our Registration Statement on Form S-4, Commission File No. 333-71684, filed October 16, 2001, and incorporated herein by reference)
10.7
William Currer Employment Agreement with Cogent Communications Group, Inc., dated May 23, 2000 (previously filed as Exhibit 10.7 to our Registration Statement on Form S-4, Commission File No. 333-71684, filed October 16, 2001, and incorporated herein by reference)
10.8
Barry Morris Employment Agreement with Cogent Communications Group, Inc., dated March 13, 2000 (previously filed as Exhibit 10.8 to our Registration Statement on Form S-4, Commission File No. 333-71684, filed October 16, 2001, and incorporated herein by reference)
10.9
Scott Stewart Employment Agreement with Cogent Communications Group, Inc., dated April 3, 2000 (previously filed as Exhibit 10.9 to our Registration Statement on Form S-4, Commission File No. 333-71684, filed October 16, 2001, and incorporated herein by reference)
10.10
Cogent Communications Group, Inc. Lease for Headquarters Space by and between 6715 Kenilworth Avenue Partnership and Cogent Communications Group, Inc., dated September 1, 2000 (previously filed as Exhibit 10.10 to our Registration Statement on Form S-4, Commission File No. 333-71684, filed October 16, 2001, and incorporated herein by reference)
10.11
Cogent Communications Group, Inc. Renewal of Lease for Headquarters Space, by and between 6715 Kenilworth Avenue Partnership and Cogent Communications Group, Inc., dated August 1, 2001 (previously filed as Exhibit 10.11 to our Registration Statement on Form S-4, Commission File No. 333-71684, filed October 16, 2001, and incorporated herein by reference)
10.12
The Amended and Restated Cogent Communications Group, Inc. 2000 Equity Plan (previously filed as Exhibit 10.12 to our Registration Statement on Form S-4, Commission File No. 333-71684, filed October 16, 2001, and incorporated herein by reference)
10.13
Dark Fiber Lease Agreement dated November 21, 2001, by and between Cogent Communications, Inc. and Qwest Communications Corporation (previously filed as Exhibit 10.13 to our Registration Statement on Form S-4, as amended by a Form S-4/A (Amendment No. 2), Commission File No. 333-71684, filed December 7, 2001, and incorporated herein by reference)†
21.1	Subsidiaries (previously filed as Exhibit 21.1 to our Registration Statement on Form S- 1, Commission File No. 333-81718, filed January 30, 2002, and incorporated herein by reference)
99.1	Letter from Cogent to the Securities and Exchange Commission relating to certain assurances given to Cogent by Arthur Andersen, LLP.

†
Confidential treatment requested and obtained as to certain portions.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Cogent Communications Group, Inc., and Subsidiaries:

        We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Cogent Communications Group, Inc. (a Delaware corporation), and Subsidiaries included in this Form 10-K and have issued our report thereon dated March 1, 2002. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in item 14(a) are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                      ARTHUR ANDERSEN LLP

Vienna, VA
March 1, 2002 (except with respect to the matters discussed in
Note 14, as to which the date is March 27, 2002)

Schedule I

Cogent Communications Group, Inc.
Condensed Financial Information of Registrant
(Parent Company Only)
Condensed Balance Sheet
As of December 31, 2001
(in thousands, except share data)

ASSETS
Current assets:
Prepaid and other	$30
Due from Cogent Communications, Inc.	17

Total current assets	47
Other Assets:
Investment in Cogent Communications, Inc.	178,147

Total assets	$178,194

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Due to Cogent Communications, Inc.	$886

Total liabilities	886

Shareholders Equity:
Convertible preferred stock, Series A, $0.001 par value: 26,000,000 shares issued and outstanding; liquidation preference of $29,417	25,892
Convertible preferred stock, Series B, $0.001 par value: 20,000,000 shares authorized, 19,809,783 shares issued and outstanding; liquidation preference of $99,012	90,009
Convertible preferred stock, Series C, $0.001 par value: 52,137,643 shares authorized, 49,773,402 shares issued and outstanding	61,345
Common stock, $0.001 par value, 21,100,000 shares authorized 1,409,814 shares issued and outstanding; liquidation preference of $100,000	1
Additional Paid in Capital	35,490
Deferred Compensation	(7,847)
Accumulated deficit	(27,582)

Total shareholders' equity	177,308

Total liabilities & shareholders equity	$178,194

The accompanying notes are an integral part of this balance sheet

Schedule I

Cogent Communications Group, Inc.
Condensed Financial Information of Registrant
(Parent Company Only)
Condensed Statement of Operations
For the Period From March 14, 2001 (Inception) to December 31, 2001
(in thousands)

Operating expenses:
Selling, general & administrative	$148
Amortization of deferred compensation	3,265

Total operating expenses	3,413

Operating loss	(3,413)

Net loss	(3,413)
Beneficial conversion of preferred stock	(24,168)

Net loss applicable to common stock	$(27,581)

The accompanying notes are an integral part of this statement

Schedule I continued

Cogent Communications Group, Inc.
Condensed Financial Information of Registrant
(Parent Company Only)
Condensed Statement of Cash Flows
For the Period From March 14, 2001 (Inception) to December 31, 2001

Cash flows from operating activities:
Net loss	$(3,413)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred compensation	3,265
Changes in Assets & Liabilities:
Due from Cogent Communications	148

Net cash used in operating activities	—

Net increase (decrease) in cash & cash equivalents	—
Cash and cash equivalents — beginning of period	—

Cash and cash equivalents — end of period	$—

Supplemental cash flow disclosures:
Non-cash financing & investing activities:
Professional fees paid by Cogent Communications, Inc. on behalf of the Parent	$886

The accompanying notes are an integral part of this statement

COGENT COMMUNICATIONS GROUP, INC.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(Parent Company Only)
AS OF DECEMBER 31, 2001

Note A: Background and Basis for Presentation

        Cogent Communications, Inc. ("Cogent") was formed on August 9, 1999, as a Delaware corporation and is located in Washington, D.C. Cogent is a facilities-based Internet Services Provider ("ISP"), providing Internet access to multi-tenanted office buildings in approximately 20 major metropolitan areas in the United States and in Toronto, Canada. On March 14, 2001, Cogent formed Cogent Communications Group, Inc., (the "Company"), a Delaware corporation. Effective on March 14, 2001, Cogent's stockholders exchanged all of their outstanding common and preferred shares for an equal number of shares of the Company, and Cogent became a wholly owned subsidiary of the Company. The common and preferred shares of the Company include rights and privileges identical to the common and preferred shares of Cogent. This was a tax-free exchange that was accounted for by the Company at Cogent's historical cost. All of Cogent's options for shares of common stock were also converted to options of the Company.

Note B: Credit Facility—Cisco Capital

        In March 2000, Cogent entered into a $280 million credit facility with Cisco Capital. In March 2001, the credit facility was increased to $310 million. In October 2001, Cogent entered into a new agreement for $409 million (the "Facility"). This credit facility replaced the existing $310 million credit facility between Cisco Capital and Cogent. The October 2001 agreement matures on December 31, 2008 and is available to finance the purchases of Cisco network equipment, software and related services, to fund working capital, and to fund interest and fees related to the Facility. Borrowings are secured by a pledge of all of Cogent's assets and common stock. The Facility includes restrictions on Cogent's ability to transfer assets to the Company, except for certain operating liabilities. The Company has guaranteed Cogent's obligations under the Facility.

        Please see the attached Notes to Consolidated Financial Statements for additional information related to this agreement.

Schedule II

COGENT COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

Description
Allowance for doubtful accounts
 (deducted from accounts receivable, in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Acquisitions	Deductions	Balance at End of Period
Year ended December 31, 2001	$—	$263	$945	$1,096	$112

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COGENT COMMUNICATIONS GROUP, INC.
BY:	/S/ DAVID SCHAEFFER Name: David Schaeffer Title: Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID SCHAEFFER David Schaeffer	Chairman and CEO	March 29, 2002
/s/ WILLIAM CURRER William Currer	President and COO	March 29, 2002
/s/ HELEN LEE Helen Lee	CFO and Director	March 29, 2002
/s/ THADDEUS G. WEED Thaddeus G. Weed	Vice President, Controller	March 29, 2002
/s/ EDWARD GLASSMEYER Edward Glassmeyer	Director	March 29, 2002
/s/ EREL MARGALIT Erel Margalit	Director	March 29, 2002
/s/ JAMES WEI James Wei	Director	March 29, 2002
/s/ B. HOLT THRASHER B. Holt Thrasher	Director	March 29, 2002

QuickLinks

COGENT COMMUNICATIONS GROUP, INC. FORM 10-K ANNUAL REPORT FOR THE PERIOD ENDED DECEMBER 31, 2001 TABLE OF CONTENTS
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
PART I
  ITEM 1. BUSINESS
  ITEM 2. DESCRIPTION OF PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2000 AND 2001 (IN THOUSANDS, EXCEPT SHARE DATA)
COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE PERIOD FROM INCEPTION (AUGUST 9, 1999) TO DECEMBER 31, 1999, AND FOR THE YEARS ENDED DECEMBER 31, 2000 AND 2001 (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE PERIOD FROM INCEPTION (AUGUST 9, 1999) TO DECEMBER 31, 1999 AND FOR THE YEARS ENDED DECEMBER 31, 2000 AND 2001 (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE PERIOD FROM INCEPTION (AUGUST 9, 1999) TO DECEMBER 31, 1999, AND FOR THE YEARS ENDED DECEMBER 31, 2000 AND 2001 (IN THOUSANDS)
COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 1999, 2000, and 2001
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
Exhibit Index
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
  Schedule I
Cogent Communications Group, Inc. Condensed Financial Information of Registrant (Parent Company Only) Condensed Balance Sheet As of December 31, 2001 (in thousands, except share data)
Cogent Communications Group, Inc. Condensed Financial Information of Registrant (Parent Company Only) Condensed Statement of Operations For the Period From March 14, 2001 (Inception) to December 31, 2001 (in thousands)
Cogent Communications Group, Inc. Condensed Financial Information of Registrant (Parent Company Only) Condensed Statement of Cash Flows For the Period From March 14, 2001 (Inception) to December 31, 2001
COGENT COMMUNICATIONS GROUP, INC. CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Parent Company Only) AS OF DECEMBER 31, 2001
  Schedule II
COGENT COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES VALUATION AND QUALIFYING ACCOUNTS
SIGNATURES