Form 10-Q
period 2002-03-31
COGENT COMMUNICATIONS GROUP INC
filed 2002-05-15
CIK 1158324

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2002
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-31227

COGENT COMMUNICATIONS GROUP, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State of Incorporation)	52-2337274 (I.R.S. Employer Identification Number)

1015 31st Street N.W.
Washington, D.C. 20007
(Address of Principal Executive Offices and Zip Code)

(202) 295-4200
(Registrant's Telephone Number, Including Area Code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Common Stock, $.001 par value, 3,419,634 Shares Outstanding as of May 7, 2002

INDEX

		Page No.
PART I
FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)	1
	Consolidated Balance Sheets of Cogent Communications Group, Inc., and Subsidiaries as of December 31, 2001 and March 31, 2002	1
	Consolidated Statements of Operations of Cogent Communications Group, Inc., and Subsidiaries for the Three Months Ended March 31, 2001 and March 31, 2002	1
	Consolidated Statements of Cash Flows of Cogent Communications Group, Inc., and Subsidiaries for the Three Months Ended March 31, 2001 and March 31, 2002	1
	Notes to Consolidated Financial Statements	1
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	1
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	1
PART II OTHER INFORMATION
Item 1.	Legal Proceedings	1
Item 2.	Changes in Securities and Use of Proceeds	1
Item 3.	Defaults Upon Senior Securities	1
Item 4.	Submission of Matters to a Vote of Security Holders	1
Item 5.	Other Information	1
Item 6.	Exhibits and Reports on Form 8-K	1
SIGNATURES		1

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2001 AND MARCH 31, 2002
(IN THOUSANDS, EXCEPT SHARE DATA)

	December 31, 2001	March 31, 2002 (Unaudited)
Assets
Current assets:
Cash and cash equivalents	$49,017	$98,109
Short term investments	1,746	3,959
Prepaid expenses and other current assets	2,171	6,145
Accounts receivable, net of allowance for doubtful accounts of $112, and $230, respectively	1,156	2,178

Total current assets	54,090	110,391
Property and equipment:
Property and equipment	249,057	271,190
Accumulated depreciation and amortization	(13,275)	(19,569)

Total property and equipment, net	235,782	251,621
Intangible assets:
Intangible assets	11,740	11,740
Accumulated amortization	(1,304)	(2,283)

Total intangible assets, net	10,436	9,457
Other assets	19,461	22,713

Total assets	$319,769	$394,182

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,623	$4,506
Accrued liabilities	3,462	25,030
Current maturities, capital lease obligations	426	2,398

Total current liabilities	7,511	31,934
Cisco credit facility	181,312	191,919
Convertible subordinated notes, net of discount of $82,986	—	33,994
Capital lease obligations, net of current	20,732	31,267
Other long-term liabilities	—	1,150

Total liabilities	209,555	290,264

Commitments and contingencies:
Stockholders' equity:
Convertible preferred stock, Series A, $0.001 par value; 26,000,000 shares authorized, issued, and outstanding; liquidation preference of $29,640	25,892	25,892
Convertible preferred stock, Series B, $0.001 par value; 20,000,000 shares authorized; 19,809,783 shares issued and outstanding; liquidation preference of $99,787	90,009	90,009
Convertible preferred stock, Series C, $0.001 par value; 52,173,463 shares authorized; 49,773,402 shares issued and outstanding; liquidation preference of $100,000	61,345	61,345
Common stock, $0.001 par value; 21,100,000 shares authorized; 1,409,814 and 3,419,492 shares issued and outstanding, respectively	1	4
Additional paid-in capital	38,724	48,432
Deferred compensation	(11,081)	(9,892)
Stock purchase warrants	8,248	9,013
Accumulated other comprehensive income (loss)	—	(2)
Accumulated deficit	(102,924)	(120,883)

Total stockholders' equity	110,214	103,918

Total liabilities and stockholders' equity	$319,769	$394,182

The accompanying notes are an integral part of these consolidated statements.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2002
(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended March 31, 2001 (Unaudited)	Three Months Ended March 31, 2002 (Unaudited)
Service revenue	$—	$3,542
Operating expenses:
Network operations (including $60 of amortization of deferred compensation in 2002)	4,699	6,908
Selling, general, and administrative (including $637 of amortization of deferred compensation in 2002)	7,322	6,641
Depreciation and amortization	954	6,677

Total operating expenses	12,975	20,226

Operating loss	(12,975)	(16,684)
Interest income and other	900	1,257
Interest expense	(719)	(7,060)

Loss before extraordinary item	$(12,794)	$(22,487)

Extraordinary gain — Allied Riser merger	—	4,528

Net loss applicable to common stock	$(12,794)	$(17,959)

Net loss per common share:
Loss before extraordinary item	$(9.12)	$(8.52)
Extraordinary gain	—	1.72

Basic and diluted net loss per common share	$(9.12)	$(6.81)

Weighted-average common shares (basic and diluted)	1,402,798	2,637,951

The accompanying notes are an integral part of these consolidated statements.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2002
(IN THOUSANDS)

	Three Months Ended March 31, 2001 (Unaudited)	Three Months Ended March 31, 2002 (Unaudited)
Cash flows from operating activities:
Net loss	$(12,794)	$(17,959)
Adjustments to reconcile net loss to net cash used in operating activities —
Extraordinary gain — Allied Riser merger	—	(4,528)
Depreciation and amortization, including debt costs	954	7,495
Amortization of debt discount — convertible notes	—	1,240
Amortization of deferred compensation	—	697
Changes in assets and liabilities:
Accounts receivable	—	(456)
Prepaid expenses and other current assets	1,827	678
Other assets	(1,009)	(788)
Accounts payable, accrued and other liabilities	3,476	3,924

Net cash used in operating activities	(7,546)	(9,697)

Cash flows from investing activities:
Purchases of property and equipment	(19,202)	(13,572)
Purchases of short term investments	—	(2,213)
Deposit — PSINet acquisition	—	(3,000)
Acquired cash and cash equivalents — Allied Riser merger	—	70,431

Net cash (used in) provided by investing activities	(19,202)	51,646

Cash flows from financing activities:
Borrowings under Cisco credit facility	7,416	7,699
Proceeds from option exercises	3	—
Repayment of capital lease obligations	—	(554)

Net cash provided by financing activities	7,419	7,145

Effect of exchange rate changes on cash	—	(2)
Net increase (decrease) in cash and cash equivalents	(19,329)	49,092
Cash and cash equivalents, beginning of period	65,593	49,017

Cash and cash equivalents, end of period	$46,264	$98,109

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,791	$973
Cash paid for income taxes	—	—
Non-cash financing activities —
Capital lease obligations incurred	2,246	8,898
Borrowing under credit facility for payment of loan costs and interest	—	2,908
Allied Riser Merger
Fair value of assets acquired		$74,535
Less: valuation of common stock, options & warrants issued		(10,967)
Less: extraordinary gain		(4,528)

Fair value of liabilities assumed		$59,040

The accompanying notes are an integral part of these consolidated statements.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001, and 2002

1.    Organization:

Description of business and acquisitions

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

        The Company's high-speed Internet access service is delivered to the Company's customers over a nationwide fiber-optic network. The Company's network is dedicated solely to Internet Protocol data traffic. The Company's network includes 30-year indefeasible rights of use ("IRU's") to a nationwide fiber-optic intercity network of approximately 12,500 route miles (25,000 fiber miles) of dark fiber from Williams Communications Group, Inc. These IRU's are configured in two rings that connect many of the major metropolitan markets in the United States. In order to extend the Company's national backbone into local markets, the Company has entered into leased fiber agreements for intra-city dark fiber from several providers. These agreements are primarily under 15-25 year IRU's.

Merger Agreement—Allied Riser Communications Corporation

        On August 28, 2001, the Company entered into an agreement to merge with Allied Riser Communications Corporation ("Allied Riser"). Allied Riser is a facilities-based provider of broadband data and video communication services to small- and medium-sized businesses located in selected buildings in North America, including Canada. Upon the closing of the merger on February 4, 2002, Cogent issued approximately 2.0 million shares, or 13.4% of its common stock, on a fully diluted basis, to the existing Allied Riser stockholders and became a public company listed on the American Stock Exchange. The acquisition of Allied Riser is expected to provide the Company with necessary in-building networks as well as pre-negotiated building access rights with building owners and real estate investment trusts across the United States and in Toronto Canada. The acquisition is expected to enable the Company to accelerate its business plan and increase its footprint in the markets it serves.

NetRail Inc.

        On September 6, 2001, the Company paid approximately $12.0 million for certain assets of NetRail, Inc, ("NetRail") a Tier-1 Internet service provider, in a sale conducted under Chapter 11 of the United States Bankruptcy Code. The purchased assets included certain customer contracts and the related accounts receivable, network equipment, and settlement-free peering arrangements with other Tier-1 Internet service providers.

Asset Purchase Agreement—PSINet, Inc.

        In January 2002, the Company entered into a due diligence agreement with PSINet, Inc. ("PSINet"). This agreement allowed the Company to undertake due diligence related to certain of

PSINet's network operations in the United States. The Company paid a $3.0 million fee in January 2002 to PSINet in connection with this arrangement recorded as other assets in the accompanying March 31, 2002 balance sheet. In February 2002, the Company and PSINet entered into an Asset Purchase Agreement ("APA"). Pursuant to the APA, approved on March 27, 2002 by the bankruptcy court overseeing the PSINet bankruptcy, the Company acquired certain of PSINet's assets and certain liabilities related to its operations in the United States for a total of $10.0 million. The acquisition closed on April 2, 2002. The $3.0 million payment under the due diligence agreement was applied toward this amount resulting in a $7.0 million payment at closing. The acquired assets include certain of PSINet's customer contracts, accounts receivable, rights to 10,000 route miles pursuant to indefeasible rights of use, telecommunications and computer equipment, three web hosting data centers, and certain intangibles, including settlement-free peering rights and the PSINet trade name. Assumed liabilities include certain leased circuit commitments and collocation arrangements. This acquisition added a new element to the Company's operations in that in addition to the Company's current high-speed Internet access business, the Company will begin operating a more traditional Internet service provider business, with lower speed connections provided by leased circuits obtained from telecommunications carriers (primarily local telephone companies).

        The Company expects the PSINet acquisition to enable the Company to immediately incorporate a revenue stream from a set of products that the Company believes complement its core offering of 100 Mbps Internet connectivity for $1,000 per month. The Company plans to support and build on the PSINet brand name which, the Company believes, is one of the most recognizable ISPs in the country. Under the PSINet label, Cogent will continue offering PSINet services, including Internet connectivity.

Basis of presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited condensed consolidated financial statements reflect all normal recurring adjustments that the Company considers necessary for the fair presentation of the results of operations and cash flows for the interim periods covered, and of the financial position of the Company at the date of the interim consolidated balance sheet. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. While, the Company believes that the disclosures made are adequate to not make the information misleading, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes in the Company's Annual Report on Form 10-K.

        The accompanying unaudited consolidated financial statements include all wholly owned subsidiaries and a 68% owned subsidiary, Shared Technologies of Canada ("STOC"). STOC is owned by the Company's wholly owned subsidiary, ARC Canada. All inter-company accounts and activity have been eliminated. In March 2002, the shareholders representing the minority interest of STOC notified the Company that they had elected to exercise their rights to put their shares to the Company as provided under their shareholders agreements. The Company paid approximately $3.5 million in April 2002 to purchase these minority interests. This $3.5 million acquired liability is reflected as an accrued liability in the accompanying March 31, 2002 balance sheet.

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

        One of the Company's suppliers of metropolitan fiber optic facilities, Metromedia Fiber Networks (MFN), has announced that it may file for bankruptcy. This could impact the Company's operations by decreasing our ability to add new metropolitan fiber rings from MFN and the Company's ability to add new buildings to existing MFN rings. However, as the Company has other providers of metropolitan fiber optic facilities the Company does not anticipate a significant impact from this event.

        On April 22, 2002 Williams Communications Group, Inc. filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. Williams Communications LLC, a wholly owned subsidiary of Williams Communications Group, has provided the Company with its national backbone fiber rings and provides maintenance services to the Company. Williams Communications LLC did not file a bankruptcy petition and Williams Communications Group has stated that the bankruptcy filing is part of a negotiated plan to restructure its debt. The Company does not expect the Williams bankruptcy filing to impact it as Williams has completed delivery of the Company's national fiber backbone and the Company believes that Williams will be able to continue to provide maintenance services.

        MFN's and Williams' financial difficulties are characteristic of the telecommunications industry today. The Company's solution for metropolitan networks is to have a large number of providers and to develop the ability to construct its own fiber optic connections to the buildings the Company serves.

        The Company has obtained $178 million in venture-backed funding through the issuance of preferred stock. The Company has secured a $409 million credit facility (the "Facility") from Cisco Systems Capital Corporation ("Cisco Capital"). In connection with the Allied Riser merger, the Company acquired $70.4 million of cash and cash equivalents and assumed the obligations of Allied Riser including its convertible subordinated notes due in June 2007 totaling $117.0 million. Substantial time may pass before significant revenues are realized, and additional funds may be required to implement the Company's business plan. However, management expects that the proceeds from the issuance of preferred stock, the availability under the Facility (subject to continued covenant compliance) and the funds acquired in the Allied Riser merger, will be sufficient to fund the Company's current business plan through fiscal 2002.

Financial instruments

        The Company is party to letters of credit totaling $4.6 million as of March 31, 2002. These letters of credit are secured by a certificate of deposit and commercial paper investments that are restricted and included in short-term investments and deposits and other assets. No claims have been made against these financial instruments. Management does not expect any losses from the resolution of these financial instruments and is of the opinion that the fair value is zero since performance is not likely to be required.

        At March 31, 2001 and 2002, the carrying amount of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and accrued expenses approximated fair value because of the short maturity of these instruments. The interest rate on the Company's credit facility resets on a quarterly basis; accordingly, as of March 31, 2001 and 2002, the fair value of the Company's credit facility approximated its carrying amount. The Allied Riser convertible subordinated notes due in June 2007 have a face value of $117.0 million. The notes were recorded at their fair value of approximately $32.7 million at the merger date. The fair value of the notes at March 31, 2002, was approximately $31.5 million.

Reclassifications

        Certain amounts in the December 31, 2001 financial statements have been reclassified in order to conform to the 2002 financial statement presentation.

Comprehensive Income

        Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting of Comprehensive Income" requires "comprehensive income" and the components of "other comprehensive income" to be reported in the financial statements and/or notes thereto. Since the Company does not have any significant components of "other comprehensive income", reported net loss is the same as "comprehensive loss" for the periods presented.

Foreign Currency

        The functional currency of ARC Canada is the Canadian dollar. The financial statements of ARC Canada, and its subsidiary, STOC, are translated into U.S. dollars using the period-end rates of exchange for assets and liabilities and average rates of exchange for revenues and expenses. Gains and losses on translation of the accounts of the Company's non-U.S. operations are accumulated and reported as a component of other comprehensive income in stockholders equity.

Basic and Diluted Net Loss Per Common Share

        Net income (loss) per share is presented in accordance with the provisions of SFAS No. 128 "Earnings per Share". SFAS No. 128 requires a presentation of basic EPS and diluted EPS. Basic EPS excludes dilution for common stock equivalents and is computed by dividing income or loss available to common stockholders by the weighted-average number of common shares outstanding for the period, adjusted, using the if-converted method, for the effect of common stock equivalents arising from the assumed conversion of participating convertible securities, if dilutive. Diluted net loss per common share is based on the weighted-average number of shares of common stock outstanding during each period, adjusted for the effect of common stock equivalents arising from the assumed exercise of stock options, warrants, the conversion of preferred stock, conversion of participating convertible securities, if dilutive. Common stock equivalents have been excluded from the net loss per share calculation because their effect would be anti-dilutive.

        For the three months ended March 31, 2001 and March 31, 2002, options to purchase 640,307 and 1,137,482 shares of common stock at weighted-average exercise prices of $10.43 and $5.09 per share, respectively, are not included in the computation of diluted earnings per share as they are anti-dilutive. For the three months ended March 31, 2001 and March 31, 2002, 45,809,783, and 95,583,185 shares of preferred stock, which were convertible into 4,580,978 and 10,148,309 shares of common stock, were not included in the computation of diluted earnings per share as a result of their anti-dilutive effect. For the three months ended March 31, 2001 and March 31, 2002, warrants for 222,750 and 854,941 shares of common stock, were not included in the computation of diluted earnings per share as a result of their anti-dilutive effect. For the three months ended March 31, 2002, 94,164 weighted average shares of common stock issuable on the conversion of the Allied Riser convertible subordinated notes, were not included in the computation of diluted earnings per share as a result of their anti-dilutive effect.

International Operations

        The Company began recognizing revenue from operations in Canada through its wholly owned subsidiary, ARC Canada effective with the closing of the Allied Riser merger on February 4, 2002. All revenue is reported in United States dollars. Revenue for ARC Canada for the period from February 4, 2002 to March 31, 2002 was approximately $814,000.

2.    Pro Forma Amounts

        The acquisition of the assets of NetRail, Inc. and the merger with Allied riser were recorded in the accompanying financial statements under the purchase method of accounting. The NetRail purchase price was primarily allocated to the settlement-free peering agreements, which had an estimated fair value of approximately $11.0 million. These contracts are being amortized over their average estimated contractual life of 3 years. The remainder of the purchase price was allocated to other current and non-current assets. The purchase price of Allied Riser was approximately $12.5 million and included the issuance of 13.4% of the Company's common stock, or approximately 2.0 million shares of common stock, valued at approximately $10.2 million, the issuance of warrants and options for the Company's common stock valued at approximately $814,000 and transaction expenses of approximately $1.6 million. The fair value of net assets acquired was approximately $48.6 million resulting in negative goodwill of approximately $36.0 million. Negative goodwill was allocated to long-lived assets of approximately $31.5 million with the remaining $4.5 million recorded as an extraordinary gain.

        The purchase prices are preliminary and further refinements may be made. The operating results related to the acquired assets of NetRail, Inc. and the merger with Allied Riser have been included in the consolidated statements of operations from the dates of acquisition. The NetRail acquisition closed in September 2001. The Allied Riser merger closed on February 4, 2002.

        If the Allied Riser and NetRail acquisitions had taken place at the beginning of 2001 and 2002 the unaudited pro forma combined results of the Company for the three months ended March 31, 2001 and 2002 would have been as follows (amounts in thousands, except per share amounts).

	Three Months Ended March 31, 2001	Three Months Ended March 31, 2002
Revenue	$8,251	$3,932
Net loss applicable to common stock	(49,622)	(30,567)
Net loss per share — basic and diluted	$(14.13)	$(8.84)

        In management's opinion, these unaudited pro forma amounts are not necessarily indicative of what the actual results of the combined results of operations might have been if the NetRail, and Allied Riser acquisitions had been effective at the beginning of 2001 and 2002.

3.    Property and equipment:

        Property and equipment consisted of the following (in thousands):

March 31, 2002
Owned assets:
Network equipment	$135,259
Software	4,781
Office and other equipment	2,285
Leasehold improvements	18,365
System infrastructure	23,663
Construction in progress	5,369

189,722
Less — Accumulated depreciation and amortization	(16,565)

173,157
Assets under capital leases:
IRUs	81,468
Less — Accumulated depreciation and amortization	(3,004)

78,464

Property and equipment, net	$251,621

Capitalized interest

        For the three months ended March 31, 2001 and 2002, the Company capitalized interest of $1,733,000 and $224,000, respectively.

4.    Accrued Liabilities:

        Accrued liabilities consist of the following (in thousands):

March 31, 2002
General operating expenditures	$17,597
Payroll and benefits	1,054
Taxes	173
Interest	2,415
Deferred revenue	557
STOC minority shareholder put liability	3,234

Total	$25,030

5.    Intangible Assets:

        Intangible assets consist of the following (in thousands):

March 31, 2002
Peering arrangements	$11,036
Customer contracts	704

Total	11,740
Less — accumulated amortization	(2,283)

Intangible assets, net	$9,457

        Intangible assets are being amortized over 36 months. Amortization expense for the three months ended March 31, 2002 was approximately $978,000. Future amortization expense related to intangible assets is $3.9 million, $3.9 million and $1.6 million for the twelve-month periods ending March 31, 2003, 2004 and 2005, respectively.

6.    Other assets:

        Other assets consist of the following (in thousands):

March 31, 2002
Prepaid expenses	$709
Deposits	4,119
PSINet acquisition deposit	3,000
Deferred financing costs	14,885

Total	$22,713

7.    Long-term debt:

        In March 2000, Cogent entered into a $280 million credit facility with Cisco Capital. In March 2001, the credit facility was increased to $310 million. In October 2001, Cogent entered into a new agreement for $409 million (the "Facility"). This credit facility replaced the existing $310 million credit facility between Cisco Capital and Cogent. The October 2001 agreement is available to finance the purchases of Cisco network equipment, software and related services, to fund working capital, and to fund interest and fees related to the Facility. On January 31, 2002, the Facility was amended to modify certain covenants in connection with the Company's merger with Allied Riser. On April 17, 2002, the Facility was again amended to modify certain covenants in connection with the Company's acquisition of certain assets of PSINet.

        Borrowings may be prepaid at any time without penalty and are subject to mandatory prepayment based upon excess cash flow or upon the receipt of a specified amount from the sale of the Company's securities, each as defined. Principal payments begin in March 2005. Borrowings accrue interest at the three-month LIBOR rate, established at the beginning of each calendar quarter, plus a stated margin. The margin is dependent upon the Company's leverage ratio, as defined, and may be reduced. Interest payments are deferred and begin in March 2006. The weighted-average interest rate on all borrowings for the three months ending March 31, 2001 and 2002 was approximately 10.9% and 6.6%, respectively. Borrowings are secured by a pledge of all of Cogent's assets and common stock. The Facility includes restrictions on Cogent's ability to transfer assets to the Company, except for certain operating liabilities. The Company has guaranteed Cogent's obligations under the Facility.

        Borrowings under the Facility are available in increments subject to Cogent's satisfaction of certain operational and financial covenants over time. Up to $40 million is available for additional equipment loans through September 30, 2002, of which $9.0 million was borrowed as of March 31, 2002. An additional $85 million of equipment loans becomes available on October 1, 2002. Up to $20 million is available to fund interest and fees related to the Facility through September 30, 2002 of which $9.3 million was borrowed as of March 31, 2002. An additional $55 million for funding interest and fees related to the Facility becomes available on October 1, 2002. An additional $35 million in working capital loans becomes available on October 1, 2002. The aggregate balance of working capital loans is limited to 35 percent of outstanding equipment loans. Additional borrowings under the Facility for the purchase of products and working capital are available until December 31, 2004. Additional borrowings under the Facility for the funding of interest and fees are available until December 31, 2005. The Facility matures on December 31, 2008.

        At March 31, 2002, there were $153.6 million of equipment loans, $29.0 million of working capital loans and $9.3 million of interest and fee loans outstanding.

        Maturities of borrowings under the Facility are as follows (in thousands):

For the twelve months ending March 31,
2003	$—
2004	—
2005	750
2006	18,243
2007	63,973
Thereafter	108,953

$191,919

Allied Riser Convertible Subordinated Notes

        On June 28, 2000, Allied Riser completed the issuance and sale in a private placement of an aggregate of $150.0 million in principal amount of its 7.50% convertible subordinated notes due June 15, 2007 (the "Notes"). At the closing of the merger between Allied Riser and the Company approximately $117.0 million of the Notes were outstanding. The Notes were convertible at the option of the holders into shares of Allied Riser's common stock at an initial conversion price of approximately 65.06 shares of Allied Riser common stock per $1,000 principal amount. The conversion ratio is adjusted upon the occurrence of certain events. The conversion rate was adjusted to approximately 2.09 shares of the Company's common stock in connection with the merger. Interest is payable semiannually on June 15 and December 15, and is payable, at the election of the Company, in either cash or registered shares of the Company's common stock. The Notes are redeemable at the Company's option at any time on or after the third business day after June 15, 2004, at specified redemption prices plus accrued interest.

        The indenture related to the Notes (the "Indenture") includes a provision requiring the repurchase of the Notes at the option of the holders upon a change in control as defined in the Indenture. Management does not believe that the merger, as set forth in the Agreement and Plan of Merger dated August 28, 2001, as amended, represented a change in control as defined in the Indenture.

        Maturities of the Notes are as follows (in thousands):

For the twelve months ending March 31,
2003	$—
2004	—
2005	—
2006	—
2007	—
Thereafter	116,980

$116,980

8.    Commitments and contingencies:

Capital leases

        The Company has entered into lease agreements with several providers for intra-city and inter—city dark fiber primarily under 15-25 year IRU's. These IRU's connect the Company's national backbone fiber with the multi-tenant office buildings and the customers served by the Company. Once the Company has accepted the related fiber route, leases of intra-city and inter-city fiber-optic rings that meet the criteria for treatment as capital leases are recorded as a capital lease obligation and IRU asset. The Company acquired certain capital lease agreements related to equipment purchases in connection with the Allied Riser merger. The future minimum commitments under these agreements are as follows (in thousands):

For the twelve months ending March 31,
2003	$4,831
2004	4,803
2005	3,903
2006	3,269
2007	3,204
Thereafter	45,758

Total minimum lease obligations	65,768
Less — amounts representing interest	(32,103)

Present value of minimum lease obligations	33,665
Current maturities	2,398

Capital lease obligations, net of current maturities	$31,267

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

Other Fiber Leases and Construction Commitments

        The Company has agreements with several fiber providers for the construction of laterals to connect office buildings to metro fiber rings and for the leasing of these metro fiber rings and the lateral fiber. These leases are generally for a period of 15-20 years and include renewal periods. The future commitments under these arrangements was approximately $61.5 million at March 31, 2002.

Equipment purchase commitment

        In March 2000, the Company entered into a five-year agreement to purchase from Cisco, minimum annual amounts of equipment, professional services, and software. In June 2000, the agreement was amended to increase the Company's previous commitment to purchase $150.1 million over four years to $212.2 million over five years. In October 2001, the commitment was increased to purchase $270 million until December 2004. As of March 31, 2002, the Company has purchased approximately $154 million towards this commitment.

Litigation

Trademark

        In October 2000, the Company was notified that the use of the trade name Cogent Communications may conflict with pre-existing trademark rights. Management believes that this issue will be resolved without a material effect on the Company's financial position or results of operations.

Vendor Claims

        On July 26, 2001, in a case titled Hewlett-Packard Company v. Allied Riser Operations Corporation a/k/a Allied Riser Communications, Inc., Hewlett-Packard Company filed a complaint against a subsidiary of Allied Riser, Allied Riser Operations Corporation, in the 95th Judicial District Court, Dallas County, Texas, seeking damages of $18.8 million, attorneys' fees, interest, and punitive damages relating to various types of equipment allegedly ordered from Hewlett-Packard Company by Allied Riser Operations Corporation. Management believes that this suit is without merit and Allied Riser has filed its answer generally denying Hewlett-Packard's claims. The Company intends to continue to vigorously contest this lawsuit.

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

        One of the Company's subsidiaries, Allied Riser Operations Corporation, is involved in a dispute with its former landlord in Dallas, Texas. Allied Riser terminated the lease in March 2002 and the dispute is over whether it had the right to do so.    The landlord has alleged that a default under the lease has occurred. Allied Riser Operations Corporation has informed the landlord that the lease was terminated as provided by its terms.

Note Holders

        The three matters discussed below are, management believes, related to an effort by a group of bondholders to pressure the Company into buying back the notes they hold. The bondholders involved are a group of hedge funds that own (we believe) more than 40% of the 7.50% convertible subordinated notes due 2007 that were issued by Allied Riser Communications Corporation in June 2000. Allied Riser is now a subsidiary of the Company and the Company has become a co-obligor on the bonds. Beginning in August 2001 these hedge funds have attempted to force the repurchase of the notes they hold.

          On December 12, 2001, Allied Riser announced that certain holders of its 7.50% convertible subordinated notes due 2007 filed notices as a group with the Securities and Exchange Commission (SEC) on Schedule 13D including copies of documents indicating that such group had filed suit in Delaware Chancery Court on December 6, 2001 against Allied Riser and its board of directors. The suit alleges, among other things, breaches of fiduciary duties and default by Allied Riser under the indenture related to the notes, and requested injunctive relief to prohibit Allied Riser's merger with the Company. The plaintiffs amended their complaint on January 11, 2002 and subsequently served it on Allied Riser. On January 28, 2002, the Court held a hearing on a motion by the plaintiffs to preliminarily enjoin the merger. On January 31, 2002, the Court issued a Memorandum Opinion denying that motion. Since then the plaintiffs have taken no action to prosecute this suit. On April 6, 2002 the Company filed a motion with the court that, management believes, will expeditiously bring this suit to a conclusion. Management believes that the suit is without merit, and intends to continue to vigorously contest it.

          On February 21, 2002, the Division of Enforcement of the SEC requested that the Company voluntarily provide it certain documents related to the fairness opinion delivered to the Allied Riser board of directors by Allied Riser's financial advisor, Houlihan Lokey Howard & Zukin on August 28, 2001, and the Company's Series C preferred stock financing. The Company has complied with the request. The SEC has not informed the Company as to the reason for its request. However, management believes that the SEC inquiry was caused by the submission of a letter to the SEC by counsel to the hedge fund plaintiffs in the Delaware Chancery Court case described above questioning the disclosure in the registration statement and prospectus filed in conjunction with the merger of Allied Riser into a subsidiary of the Company.

          On March 27, 2002, certain holders of Allied Riser's notes filed an involuntary bankruptcy petition under Chapter 7 of the United States Bankruptcy Code against Allied Riser in United States Bankruptcy Court for the Northern District of Texas, Dallas Division. Three of the four petitioners are plaintiffs in the Delaware Chancery Court case described above and the fourth is also a hedge fund. Petitioners contend that the acquisition of Allied Riser was a change of control that entitled them to declare the 7.5% convertible subordinated notes were accelerated and are now due and payable. The petition does not name the Company as a party. Management notes, however, that pursuant to the terms of the supplemental indenture related to the notes, the Company is a co-obligor of the notes. Management believes that the claim is without merit and the Company has filed a motion to dismiss it and otherwise vigorously contest it. Management does not believe that the outcome of this claim will have a material adverse effect on the Company.

Operating leases and license agreements

        The Company leases office space, network equipment sites, and facilities under operating leases. The Company also enters into building access agreements with the landlords of its targeted multi- tenant office buildings. The Company acquired building access agreements and operating leases for facilities in connection with the Allied Riser merger. Future minimum annual commitments under these arrangements are as follows (in thousands):

Twelve months ending March 31,
2003	$16,422
2004	16,547
2005	15,186
2006	11,951
2007	9,164
Thereafter	40,319

$109,589

        Rent expense was $775,000 and $827,000 for the three months ended March 31, 2001 and 2002, respectively.

Connectivity, maintenance and transit agreements

        In order to provide service, the Company has commitments with service providers to connect to the Internet. The Company also pays Williams a monthly fee per route mile over a minimum of 20 years for the maintenance of its two national backbone fibers. In certain cases, the Company connects its customers and the buildings it serves to its national fiber-optic backbone using intra-city and inter-city fiber under operating lease commitments from various providers under contracts that range from month-to-month charges to 36-month terms.

        Future minimum obligations related to these arrangements are as follows (in thousands):

Twelve months ending March 31,
2003	$5,585
2004	4,725
2005	3,600
2006	3,648
2007	3,721
Thereafter	60,636

$81,915

9.    Stockholders' equity:

Stock Split

        All common share amounts, including the number of authorized, issued and outstanding shares, the conversion ratio of the Company's preferred stock, the exercise price and number of shares subject to stock options and warrants, and loss per share have been adjusted to reflect the 10 for 1 reverse stock split effected January 31, 2002.

Allied Riser Merger

        On February 4, 2002, the Company issued approximately 2.0 million shares of its common stock to Allied Riser shareholders in connection with the merger. This represented approximately 0.0321679 shares of the Company's common stock in exchange for each share of Allied Riser's common stock, or approximately 13.4% of the Company's common stock, on a fully diluted basis. The Company also assumed Allied Risers outstanding warrants and options for approximately 150,000 and 5,000 shares, of the Company's common stock, respectively, on an as-converted basis.

10.  Related party:

        The Company's headquarters is located in an office building owned by an entity controlled by the Company's Chief Executive Officer. The Company paid $81,000 and $92,000 for the three months ended March 31, 2001 and 2002, respectively, in rent to this entity.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        You should read the following discussion together with the financial statements and related notes included elsewhere in this report. The results discussed below are not necessarily indicative of the results to be expected in any future periods. Certain matters discussed herein are forward-looking statements. This report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact are "forward-looking statements" for purposes of federal and state securities laws, including any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words "may," "will," "estimate," "intend," "continue," "believe," "expect" or "anticipate" and other similar words. Such forward-looking statements may be contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations," among other places.

        Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties. Key risks to our company are described in our annual report on Form 10-K filed with the Securities and Exchange Commission. We do not intend, and undertake no obligation, to update any forward-looking statement.

General Overview

        Cogent was formed on August 9, 1999 as a Delaware corporation. Our primary activities to date have included recruiting employees, obtaining financing, branding and marketing our products, obtaining customer orders and building access rights, designing and constructing our fiber-optic network and facilities, integrating acquired assets and systems, and providing customer support.

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

        Merger with Allied Riser Communications Corporation.    On August 28, 2001, we entered into an agreement to merge with Allied Riser Communications Corporation. Allied Riser is a facilities-based provider of broadband data and video communication services to small- and medium-sized businesses located in selected buildings in North America, including Canada. Upon the closing of the merger on February 4, 2002, Cogent issued approximately 2.0 million shares, or 13.4% of its common stock, on a fully diluted basis, to the existing Allied Riser stockholders. The merger agreement required Cogent to assume the outstanding obligations of Allied Riser as of the closing date. At closing these obligations included, among other amounts, approximately $117.0 million of Allied Riser's convertible subordinated notes and approximately $33.7 million in future minimum commitments for operating leases related to facilities and building access agreements. At closing, Allied Riser had cash and cash equivalents of approximately $70.4 million. We believe the acquisition of Allied Riser will provide us with necessary in-building networks as well as pre-negotiated building access rights with building owners and real estate investment trusts across the United States and in Toronto, Canada. We anticipate that the acquisition will enable us to accelerate our business plan and increase our footprint in the markets we serve.

        Acquisition of NetRail Inc. Assets.    On September 6, 2001, Cogent acquired for approximately $12.0 million the major assets of NetRail, Inc. through a sale conducted under Chapter 11 of the United States Bankruptcy Code. The assets include certain customer contracts and the related accounts receivable, customer circuits, network equipment, and settlement-free peering arrangements with Tier-1 Internet service providers. NetRail's facilities and traffic have been integrated with our network. Cogent anticipates reduced costs of network operations from the availability of NetRail's Tier-1 settlement-free peering arrangements and an increase in our revenues derived from the customers obtained in the acquisition.

        Acquisition of PSINet assets.    On April 2, 2002, we closed our transaction to purchase certain assets of PSINet, Inc. Pursuant to the asset purchase agreement approved on March 27, 2002 by the bankruptcy court overseeing the PSINet bankruptcy, we acquired certain of PSINet's assets and certain liabilities related to its operations in the United States for a total of $10.0 million. The assets include certain of PSINet's customer contracts, accounts receivable, rights to 10,000 route miles pursuant to indefeasible rights of use, telecommunications and computer equipment, three web hosting data centers, and certain intangibles, including settlement-free peering rights and the PSINet trade name. Settlement-free peering rights permit the transfer of data traffic to and from other carriers without payment between the carriers. Assumed liabilities include certain leased circuit commitments and collocation arrangements. This acquisition added a new element to our operations in that in addition to our current high-speed Internet access business, we will begin operating a more traditional Internet service provider business, with lower speed connections provided by leased circuits obtained from telecommunications carriers (primarily local telephone companies). We expect the PSINet acquisition to provide us with a revenue stream from a set of products that we believe complement our core offering of 100 Mbps Internet connectivity for $1,000 per month. We plan to support and build the PSINet brand name, one of the most recognizable ISPs in the country. Under the PSINet label, we will continue offering PSINet services, including Internet connectivity.

        Williams Communications Bankruptcy.    On April 22, 2002, Williams Communications Group, Inc. filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. Williams Communications LLC, a wholly owned subsidiary of Williams Communications Group, has provided us with our national backbone fiber rings and provides maintenance services to us. Williams Communications LLC did not file a bankruptcy petition and Williams Communications Group has stated that the bankruptcy filing is part of a negotiated plan to restructure its debt. We do not expect the Williams bankruptcy filing to impact us as Williams has completed delivery of our national fiber backbone and we believe it will be able to continue to provide maintenance services to us.

        Metromedia Fiber Networks (MFN) and Other Telecommunications Companies.    One of our suppliers of metropolitan fiber optic facilities, MFN, has announced that it may file for bankruptcy. This would impact our operations mostly by decreasing our ability to add new metropolitan fiber rings from MFN and our ability to add new buildings to existing MFN rings. However, as we have other providers of metropolitan fiber optic facilities we do not anticipate a significant impact on our operations from MFN's bankruptcy. MFN's financial difficulties are characteristic of the telecommunications industry today. Several of our vendors, including Williams Communications, Level 3 and Qwest, have been reported in the financial press to be experiencing financial difficulties. Williams has filed a bankruptcy petition under Chapter 11 of the bankruptcy code. The impact of the Williams' bankruptcy is discussed above.

        MFN's financial difficulties are characteristic of the telecommunications industry today. Our solution for metropolitan networks is to have a large number of providers and to develop the ability to construct our own fiber optic connections to the buildings we serve.

        On March 27, 2002, certain holders of Allied Riser's convertible subordinated notes filed an involuntary bankruptcy petition under Chapter 7 of the United States Bankruptcy Code against Allied Riser in United States Bankruptcy Court for the Northern District of Texas, Dallas Division. This development is discussed in greater detail in "Legal Proceedings" and elsewhere in this section.

Results of Operations

Three months ended March 31, 2001 compared to the three months ended March 31, 2002

        Revenue.    Revenue for the three months ending March 31, 2002 was $3.5 million compared to no revenue for the three months ending March 31, 2001. Revenue related to the customer contracts acquired in the NetRail acquisition was $0.5 million for the three months ending March 31, 2002. Revenue related to the Allied Riser acquisition was approximately $0.9 million for the three months ending March 31, 2002.

        Network Operations.    Network operations costs are primarily comprised of five elements:

  •
  for the three months ended March 31, 2001, temporary leased transmission capacity incurred for certain network segments until the nationwide fiber-optic intercity network was placed in service;

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

        The cost of network operations was $6.9 million for the three months ended March 31, 2002 compared to $4.7 million for the three months ended March 31, 2001 The increase was due to an increase in the cost of leased network facilities, transit charges and building access agreement fees offset by the elimination of temporary leased transmission capacity charges. The cost of temporary leased transmission capacity was $1.7 million for the three months ended March 31, 2001. There were no such costs for the three months ended March 31, 2002. These costs were incurred until the remaining segments of Cogent's nationwide fiber-optic intercity network were placed in service. As this leased capacity of the network was replaced with Cogent's dark fiber IRUs, the related cost of network operations decreased and depreciation and amortization expense increased. Allied Riser contributed approximately $0.9 million to the cost of network operations for the three months ended March 31, 2002. We believe that the cost of network operations will increase as Cogent continues to construct its network, acquire additional office building access agreements, and service an increasing number of customers.

        Selling, General, and Administrative Expenses.    Selling, general and administrative expenses, or SG&A, primarily include salaries and related administrative costs. SG&A decreased to $6.6 million for the three months ended March 31, 2002 from $7.3 million for the three months ended March 31, 2001. SG&A for the three months ended March 31, 2002 includes approximately $0.6 million of amortization of deferred compensation. SG&A expenses decreased primarily from a decrease in employees and costs associated with branding the Company's product. We had 136 employees at March 31, 2002 versus 206 employees at March 31, 2001. In October 2001, the Company reduced its staff by about 50 employees and re-aligned portions of its organizational structure to streamline its operations and better focus its activities. Cogent capitalizes the salaries and related benefits of employees directly involved with its construction activities. Cogent began capitalizing these costs in July 2000 and will continue to capitalize these costs while its network is under construction. Cogent believes that SG&A expenses will continue to increase primarily due to the expected growth in the number of employees and related costs required to support its operations and customers.

        Depreciation and Amortization.    Depreciation and amortization expense increased to $6.7 million for the three months ended March 31, 2002 from $1.0 million for the three months ended March 31, 2001. These expenses represent the depreciation of the capital equipment required to support Cogent's network and the amortization of the Company's IRU's. Depreciation and amortization for the three months ended March 31, 2002 includes approximately $1.0 million of amortization expense related to the amortization of intangible assets from the September 2001 acquisition of certain assets of NetRail, Inc. These amounts increased because Cogent had more capital equipment and IRU's in service in 2002 than in the same period in 2001 and from the amortization of the NetRail intangible assets. Cogent begins the depreciation and amortization of its capital assets once the related assets are placed in service. Cogent believes that future depreciation and amortization expense will continue to increase due to the acquisition of additional network equipment, existing equipment being placed in service, and the amortization of Cogent's capital lease IRUs.

        Interest Income and Expense.    Interest income increased to $1.3 million for the three months ended March 31, 2002 from $0.9 million for the three months ended March 31, 2001. Interest income relates to interest earned on Cogent's marketable securities. Cogent's marketable securities consisted of money market accounts and commercial paper.

        Interest expense increased to $7.0 million for the three months ended March 31, 2002 from $0.7 million for the three months ended March 31, 2001. The increase in interest expense results from an increase in borrowings in 2002 partially offset by a reduction in interest rates and the interest expense associated with the Allied Riser convertible subordinated notes. Interest expense relates to interest charged on Cogent's borrowing on its vendor financing facility, capital lease agreements, the Allied Riser convertible subordinated notes and amortization of deferred financing costs. Cogent began borrowing under its credit facility with Cisco Capital in August 2000 and had borrowed $191.9 million at March 31, 2002 and $74.7 million at March 31, 2001. Cogent capitalized $0.2 million of interest expense for the three months ended March 31, 2002 and $1.7 million for the three months ended March 31, 2001. The reduction in capitalized interest resulted from a reduction in the dollar value of the Company's network under construction during the period and a reduction in interest rates. Cogent began capitalizing interest in July 2000 and will continue to capitalize interest expense while its network is under construction. Borrowings accrue interest at the three-month LIBOR rate, established at the beginning of each calendar quarter, plus a stated margin.

        Income Taxes.    Cogent recorded no income tax expense or benefit for the three months ended March 31, 2002 or the three months ended March 31, 2001. Due to the uncertainty surrounding the realization of the Company's net operating losses and its other deferred tax assets, Cogent has recorded a valuation allowance for the full amount of its net deferred tax asset. For federal and state tax purposes, Cogent's net operating loss carry-forwards could be subject to certain limitations on annual utilization if certain changes in ownership were to occur as defined by federal and state tax laws. For federal and state tax purposes, Cogent's net operating loss carry-forwards acquired in the Allied Riser merger could be subject to certain limitations on annual utilization due to the change in ownership as defined by federal and state tax laws. Should Cogent achieve profitability, its net deferred tax assets may be available to offset future income tax liabilities.

        Earnings Per Share.    Basic and diluted net loss per common share applicable to common stock decreased to $(6.81) for the three months ended March 31, 2002 from $(9.12) for the three months ended March 31, 2001. The weighted-average shares of common stock outstanding increased to

2,637,951 shares at March 31, 2002 from 1,402,798 shares at March 31, 2001, due to the issuance of approximately 2.0 million shares of common stock to the Allied Riser shareholders on February 4, 2002 and exercises of options for Cogent's common stock. The Allied Riser merger resulted in an extraordinary gain of $4.5 million, or $1.72 per common share for the three months ended March 31, 2002. The loss per common share, excluding the impact of the extraordinary gain, was ($8.52) for the three months ended March 31, 2002.

        For the three months ended March 31, 2001 and March 31, 2002, options to purchase 640,307 and 1,137,482 shares of common stock at weighted-average exercise prices of $10.43 and $5.09 per share, respectively, are not included in the computation of diluted earnings per share as they are anti-dilutive. For the three months ended March 31, 2001 and March 31, 2002, 45,809,783 and 95,583,185 shares of preferred stock, which were convertible into 4,580,978 and 10,148,309 shares of common stock, respectively, were not included in the computation of diluted earnings per share as a result of their anti-dilutive effect. For the three months ended March 31, 2001 and March 31, 2002, warrants for 222,750 and 854,941 shares of common stock, were not included in the computation of diluted earnings per share as a result of their anti-dilutive effect. For the three months ended March 31, 2002, 94,164 weighted average shares of common stock issuable on the conversion of the Allied Riser convertible subordinated notes, were not included in the computation of diluted earnings per share as a result of their anti-dilutive effect.

Liquidity and Capital Resources

        Since inception, we have primarily funded our operations and capital expenditures through private equity financing, long-term debt, and equipment financing arrangements. As of March 31, 2002, we have raised $178 million of private equity funding, obtained a credit facility for borrowings of up to $409.0 million, of which $191.1 million was outstanding at March 31, 2002 and have capital lease obligations outstanding at March 31, 2002 of approximately $33.7 million. Our current cash and cash equivalents position and short-term investments totaling $102.1 million, of which $70.4 million was acquired in the Allied Riser merger, are an additional source of our liquidity.

        Net Cash Used in Operating Activities.    Net cash used in operating activities increased to $9.7 million for the three months ended March 31, 2002 as compared to a use of $7.5 million for the three months ended March 31, 2001. This increase is primarily due to an increase in the net loss to $18.0 million for the three months ended March 31, 2002 from a net loss of $12.8 million for the three months ended March 31, 2001. These net losses are offset by depreciation and amortization and changes in assets and liabilities of a positive $12.8 million and positive $5.2 million for the three months ended March 31, 2002 and March 31, 2001, respectively and an extraordinary gain of $4.5 million for the three months ended March 31, 2002.

        Net Cash Provided by (Used in) Investing Activities.    Net cash from investing activities increased to a positive $51.6 million for the three months ended March 31, 2002 as compared to a negative $19.2 million for the three months ended March 31, 2001. Purchases of network equipment under the Cisco credit facility were $7.7 million for the three months ended March 31, 2002 and $7.4 million for the three months ended March 31, 2001. Investing activities for the three months ended March 31, 2002 included purchases of short-term investments of $2.2 million, the January 2002 payment of $3.0 million under the due diligence agreement related to the April 2002 acquisition of certain assets of PSINet, and $70.4 million of cash and cash equivalents acquired in the February 4, 2002 Allied Riser merger.

        Net Cash Provided by (Used in) Financing Activities.    Financing activities provided $7.1 million for the three months ended March 31, 2002 compared to $7.4million for the three months ended March 31, 2001. We received proceeds from borrowing $7.7 million in equipment loans for the three months ended March 31, 2002 and $7.4 million for the three months ended March 31, 2001. For the three months ended March 31, 2002, we also entered into $2.9 million in loans to fund interest and fees related to the credit facility. The liquidation preference at March 31, 2002, of all classes of our preferred stock was $229.4 million. Principal repayments of capital lease obligations were $0.5 million for the three months ended March 31, 2002.

        Credit Facility.    In October 2001, we entered into an agreement with Cisco Systems Capital Corporation (Cisco Capital) under which Cisco Capital agreed to enter into a $409.0 million credit facility with us. This credit facility replaced our previous $310.0 million credit facility with Cisco Capital. As of March 31, 2002, approximately $191.9 million was outstanding under the credit facility.

        Additional borrowings under the Facility are available in increments subject to Cogent's satisfaction of certain operational and financial covenants over time. Up to $40 million is available for additional equipment loans through September 30, 2002, of which $9.0 million of this amount was borrowed as of March 31, 2002. An additional $85 million of equipment loans becomes available on October 1, 2002. Up to $20 million is available to fund interest and fees related to the Facility through September 30, 2002 of which $9.3 million of this amount was borrowed as of March 31, 2002. An additional $55 million for funding interest and fees related to the Facility becomes available on October 1, 2002. An additional $35 million in working capital loans becomes available on October 1, 2002. The aggregate balance of working capital loans is limited to 35 percent of outstanding equipment loans. Additional borrowings under the Facility for the purchase of products and working capital are available until December 31, 2004. Additional borrowings under the Facility for the funding of interest and fees are available until December 31, 2005. The Facility matures on December 31, 2008.

        In connection with the merger with Allied Riser and the acquisition of certain assets of PSINet, certain of the facility's covenants were renegotiated. The current covenants include the following:

  •
  Beginning on December 31, 2003, our ratio of consolidated funded debt to EBITDA must not exceed a maximum threshold. This maximum ratio begins at 11.6:1 on December 31, 2003 and declines by March 31, 2008 to 0.6:1.

  •
  We must meet minimum revenue thresholds. From March 31, 2002 to September 30, 2002, Cogent must meet monthly consolidated revenue thresholds beginning at $1.2 million, and increasing to $3.7 million. There are additional monthly revenue thresholds associated with the customers acquired in the PSINet acquisition beginning at $2.9 million for April 30, 2002 and decreasing to $1.9 million for September 30, 2002. Beginning with the quarterly period ending December 31, 2002, Cogent must meet quarterly consolidated thresholds of annualized revenue. These targets begin at $90.5 million and gradually increase to $654.9 million by March 31, 2008, and $654.9 million thereafter.

  •
  Beginning March 31, 2002, we must meet monthly minimum EBITDA thresholds and in the quarter ended December 31, 2002 quarterly minimum EBITDA thresholds for the trailing four quarters. These thresholds begin at $(4.1) million as of March 31, 2002, peaking at $251.7 million as of June 30, 2005, before decreasing to $176.0 million as of March 31, 2008 and thereafter.

  •
  Beginning September 30, 2003, our ratio of EBITDA to interest expense, measured as described in the agreement, must meet a minimum threshold for each quarter. This minimum ratio begins at 0.3:1 on September 30, 2003 and increases to 4.2:1 by December 31, 2004, before decreasing to 1.2:1 by June 30, 2006. After June 30, 2006, this threshold varies between 1.2:1 and 1.0:1.

  •
  Beginning September 30, 2002, our ratio of consolidated funded debt to capitalization must not exceed a maximum percentage, which starts at 71% as of September 30, 2002, and decreases to 50% as of September 30, 2007 and thereafter.

  •
  We must meet minimum thresholds for customers—counting as separate customers offices of any individual customers that are located in separate buildings. This threshold is 392 as of March 31, 2002, increasing to 25,168 by March 31, 2008 and thereafter.

  •
  We must maintain a minimum amount of cash and short-term investments, starting with $68.2 million as of March 31, 2002. This minimum threshold varies each quarter until March 31,2004, when it begins to increase gradually from $42.3 million to $244.7 million by December 31, 2007 and $280.6 million thereafter.

  •
  We must meet minimum requirement for nodes connected to its network. This threshold is 207 as of March 31, 2002, increasing to 2,356 by March 31, 2008.

  •
  We may not make capital expenditures on an annualized basis in excess of a maximum amount that varies for each year. This maximum amount is $72.1 million for the year ending December 31, 2002, increasing to $115.2 million by the year ending December 31, 2005, before decreasing to $77.6 million for the year ended December 31, 2007 and thereafter.

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

        In connection with this agreement, we granted to Cisco Capital rights that, together with the warrants issued to Cisco Capital under the previous credit agreement, will permit Cisco Capital to acquire up to 5% of the fully diluted common stock of Cogent. These warrants for 710,216 common shares are exercisable for eight years from the grant date at exercise prices ranging from $12.47 to $30.44 per share, with the weighted-average exercise price of $18.10.

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

        We are currently in compliance with all conditions, restrictions, and covenants contained in the Cisco credit facility. The facility is only partially available until September 30, 2002 and, assuming we remain in compliance with the covenants on that date, the entire facility will be available at that time, enabling us to fund our anticipated level of operations through the end of 2002. If the Cisco facility becomes unavailable, at any point in time, we may not have sufficient funds to fund current or anticipated levels of operation through December 2002.

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

        The Cisco supply agreement provides for certain discounts against the list prices for Cisco equipment. The agreement also requires us to meet certain minimum purchase requirements each year during the four-year initial term of the agreement, provided that Cisco is not in default under the credit facility between Cisco and us. We have satisfied the minimum requirement through December 31, 2001. For 2002, 2003 and 2004, we must meet minimum purchase requirements of $29.5 million, $42.4 million and $45.5 million, respectively. In addition, we purchase from Cisco technical support and assistance with respect to the Cisco hardware and software purchased under the supply agreement. As of March 31, 2002, we had purchased approximately $154 million towards this commitment.

        Our contractual cash obligations are as follows:

	Payments due by period
(in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual Cash Obligations
Long term debt	$357,154	8,774	18,297	99,763	230,320
Capital lease obligations	65,769	4,831	8,707	6,474	45,757
Operating leases	191,503	22,007	40,058	28,483	100,955
Unconditional purchase obligations	178,707	33,201	95,303	7,403	42,800

Total contractual cash obligations	793,133	68,813	162,365	142,123	419,832

        Future Capital Requirements.    Our future capital requirements will depend on a number of factors, including our success in increasing the number of customers using our services and the number of buildings we serve, the expenses associated with the build-out of our network, regulatory changes, competition, technological developments, potential merger and acquisition activity and the economy's ability to recover from the recent downturn. We believe our available liquidity resources, assuming the availability of our Cisco credit facility, will be sufficient to fund our operating needs at least through the end of this fiscal year. We have based this estimate on assumptions that may prove to be wrong. For example, future capital requirements will change from current estimates to the extent to which we acquire or invest in businesses, assets, products and technologies. Our forecast of the period of time through which our financial resources will be adequate to support our operations and capital expenditures is a forward-looking statement that involves risks and uncertainties, and actual results could vary. Until we can generate sufficient levels of cash from our operations, which we do not expect to achieve for several years, we will continue to rely on equity financing and our credit facility to provide us with our cash needs. We cannot assure you that this financing will be available on terms favorable to us or our stockholders, or at all. Insufficient funds may require us to delay or scale back the build-out of our network or to restructure our business. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders may result.

        The February 4, 2002 merger with Allied Riser required us to assume the outstanding obligations of Allied Riser as of the closing date. As of the closing date, these obligations included, among other amounts, $117.0 million of Allied Riser's convertible subordinated notes and approximately $33.7 million in commitments for operating and capital lease obligations. On the closing date, Allied Riser had cash and cash equivalents of approximately $70.4 million.

        Allied Riser's notes may become immediately due if the merger is deemed to be a "change in control," as defined by the related indenture. On March 25, 2002, certain of the holders of the notes asserted to us that the merger constituted a change of control, and that as a result an event of default had occurred under the indenture. On March 27, 2002, the Trustee under the indenture notified us that an event of default had occurred based on such noteholder's assertions and that the principal amount of the notes and accrued interest was immediately due and payable. We do not believe that the merger would qualify as a change in control as defined in the indenture and are vigorously disputing the noteholders' assertion. However, in the event that the merger is deemed to be a change in control, we could be deemed to be in default under the indenture and obligated to pay the principal amount of the notes and accured interest or to repurchase the notes at their full face value. We cannot assure you that we will have the ability to do this if we are required to do so. If we are unable to repurchase the notes and pay the accrued interest, we will be in default of the indenture and our obligations under our credit facility could become due and payable.

        Additionally, on March 27, 2002, certain holders of Allied Riser's notes filed an involuntary bankruptcy petition under Chapter 7 of the United States Bankruptcy Code against Allied Riser in United States Bankruptcy Court for the Northern District of Texas, Dallas Division. Three of the four petitioners are plaintiffs in the Delaware Chancery Court case described above and the fourth is also a hedge fund. Petitioners contend that the acquisition of Allied Riser was a change of control that entitled them to declare the 7.5% convertible subordinated notes were accelerated and are now due and payable. The petition does not name Cogent as a party. We note, however, that pursuant to the terms of the supplemental indenture related to the notes, Cogent is a co-obligor of the notes. We believe that the claim is without merit and have filed a motion to dismiss it and otherwise vigorously contest it. We do not believe that the outcome of this claim will have a material adverse effect on our business.

Recent Accounting Pronouncements

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        All of our financial interests that are sensitive to market risk are entered into for purposes other than trading. Cogent's primary market risk exposure is related to its marketable securities and credit facility. Cogent places its marketable securities investments in instruments that meet high credit quality standards as specified in Cogent's investment policy guidelines. Marketable securities were approximately $102.1 million at March 31, 2002, $98.1 million of which are considered cash equivalents and mature in 90 days or less and $4.0 million are short-term investments consisting of commercial paper.

        Cogent's credit facility provides for secured borrowings at the 90-day LIBOR rate plus a specified margin based upon Cogent's leverage ratio, as defined in the agreement. The interest rate resets on a quarterly basis and was a weighted-average of 6.6% as of March 31, 2002. Interest payments are deferred and begin in 2005. Borrowings are secured by a pledge of all of Cogent's assets. The credit facility matures on December 31, 2008. Borrowings may be repaid at any time without penalty subject to minimum payment amounts.

        If market rates were to increase immediately and uniformly by 10% from the level at March 31, 2002, the change to Cogent's interest sensitive assets and liabilities would have an immaterial effect on Cogent's financial position, results of operations and cash flows over the next fiscal year. A 10% increase in the weighted-average interest rate for three month period ended March 31, 2002 would increase interest expense for the period by approximately $0.3 million.

PART II OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

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

        One of the Company's subsidiaries, Allied Riser Operations Corporation, is involved in a dispute with its former landlord in Dallas, Texas. Allied Riser terminated the lease in March 2002 and the dispute is over whether it had the right to do so. The landlord has alleged that a default under the lease has occurred. Allied Riser Operations Corporation has informed the landlord that the lease was terminated as provided by its terms.

        The three matters discussed below are, we believe, related to an effort by a group of bondholders to pressure us into buying back the notes they hold. The bondholders involved are a group of hedge funds that own (we believe) more than 40% of the 7.50% convertible subordinated notes due 2007 that were issued by Allied Riser Communications Corporation in June 2000. Allied Riser is now a subsidiary of the Company and the Company has become a co-obligor on the bonds. Beginning in August 2001 these hedge funds have attempted to force the repurchase of the notes they hold.

          On December 12, 2001 Allied Riser announced that certain holders of its 7.50% convertible subordinated notes due 2007 filed notices as a group with the Securities and Exchange Commission (SEC) on Schedule 13D including copies of documents indicating that such group had filed suit in Delaware Chancery Court on December 6, 2001 against Allied Riser and its board of directors. The suit alleges, among other things, breaches of fiduciary duties and default by Allied Riser under the indenture related to the notes, and requested injunctive relief to prohibit Allied Riser's merger with Cogent. The plaintiffs amended their complaint on January 11, 2002 and subsequently served it on Allied Riser. On January 28, 2002 the Court held a hearing on a motion by the plaintiffs to preliminarily enjoin the merger. On January 31, 2002 the Court issued a Memorandum Opinion denying that motion. Since then the plaintiffs have taken no action to prosecute this suit. On April 16, 2002 we filed a motion with the court which, we hope, will expeditiously bring this suit to a conclusion. We believe that the suit is without merit, and intend to continue to vigorously contest it.

          On February 21, 2002, the Division of Enforcement of the SEC requested that we voluntarily provide it certain documents related to the fairness opinion delivered to the Allied Riser board of directors by Allied Riser's financial advisor, Houlihan Lokey Howard & Zukin on August 28, 2001, and our Series C preferred stock financing. We have complied with the request. The SEC has not informed us as to the reason for its request. However, we believe that the SEC inquiry was caused by the submission of a letter to the SEC by counsel to the hedge fund plaintiffs in the Delaware

  Chancery Court case described above questioning the disclosure in the registration statement and prospectus filed in conjunction with the merger of Allied Riser into a subsidiary of Cogent.

          On March 27, 2002, certain holders of Allied Riser's notes filed an involuntary bankruptcy petition under Chapter 7 of the United States Bankruptcy Code against Allied Riser in United States Bankruptcy Court for the Northern District of Texas, Dallas Division. Three of the four petitioners are plaintiffs in the Delaware Chancery Court case described above and the fourth is also a hedge fund. Petitioners contend that the acquisition of Allied Riser was a change of control that entitled them to declare the 7.5% convertible subordinated notes were accelerated and are now due and payable. The petition does not name Cogent as a party. We note, however, that pursuant to the terms of the supplemental indenture related to the notes, Cogent is a co-obligor of the notes. We believe that the claim is without merit and have filed a motion to dismiss it and otherwise vigorously contest it. We do not believe that the outcome of this claim will have a material adverse effect on our business.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS.

        At various times during the three months ended March 31, 2002, the Company granted to employees and directors options to purchase an aggregate of 12,700 shares of Common Stock with a weighted average exercise price of $2.12 per share.

        All awards of options were made for compensatory or incentive purposes only, and did not involve any sale under the Securities Act.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

        As discussed in Part I, Item 2—"Management's Discussion and Analysis of Financial Condition and Results of Operations—Future Capital Requirements" and in Part II, Item 1—"Legal Proceedings," certain holders of the Company's 7.5% convertible subordinated notes have filed claims alleging that the Company's merger with Allied Riser resulted in a default under the governing indenture. The Company does not believe that it is in default under the indenture and is vigoriously contesting any assertion that an event of default has occurred.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        During the first quarter, prior to becoming a reporting company, our security holders acted by written consent on one occasion (January 24, 2002) to approve the agreement and plan of merger with Allied Riser Communications Corporation and in conjunction approve a reverse stock split, charter amendment, and revised bylaws.

ITEM 5.    OTHER INFORMATION.

        Not applicable.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

  (a)
  Exhibits

Exhibit Number	Description
2.1	Asset Purchase Agreement, dated as of February 26, 2002, by and among Cogent Communications Group, Inc., PSINet, Inc. et al.(1)
3.1	Second Amended and Restated Certificate of Incorporation of Cogent Communications Group, Inc.(2)
3.2	Amended Bylaws of Cogent Communications Group, Inc.(3)
4.1	Indenture, dated as of July 28, 2000, by and between Allied Riser Communications Corporation, as issuer, and Wilmington Trust Company, as trustee.(4)
4.2
First Supplemental Indenture, dated as of February 4, 2002, by and among Allied Riser Communications Corporation, as issuer, Cogent Communications Group, Inc., as co-obligor, and Wilmington Trust Company, as trustee.(5)
10.1
Amendment No. 1 to Credit Agreement, dated as of January 31, 2002, by and among Cisco Systems Capital Corporation, Cogent Communications Group, Inc., Cogent Communications, Inc. and Cogent Internet, Inc.
10.2
Amendment No. 2 to Credit Agreement, dated as of April 17, 2002, by and among Cisco Systems Capital Corporation, Cogent Communications Group, Inc., Cogent Communications, Inc. and Cogent Internet, Inc.

(1)
Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated February 26, 2002.
(2)
Incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-4/A (Amendment No. 4) (333-71684) filed January 7, 2002.
(3)
Incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-4/A (Amendment No. 4) (333-71684) filed January 7, 2002.
(4)
Incorporated by reference to Exhibit 4.5 to our Registration Statement on Form S-4/A (Post-Effective Amendment No. 1) (333-71684) filed January 25, 2002.
(5)
Incorporated by reference to Exhibit 4.4 to our Registration Statement on Form S-4/A (Post-Effective Amendment No. 2) (333-71684) filed February 4, 2002.

(b)
Reports on Form 8-K

        During the three months ended March 31, 2002, the Company filed three reports on Form 8-K containing the following information and filed on the following dates:

Date	Description
February 5, 2002	This report announced the consummation of the Merger of Allied Riser Communications Corporation with a subsidiary of the Company.
February 13, 2002	This report amended the Form 8-K filed February 5, 2002 to include the financial statements and pro forma financial information required by items 7(a) and (b) of Form 8-K.
February 27, 2002	This report announced the signing of an agreement pursuant to which the Company would acquire certain assets of PSINet, Inc.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2002	COGENT COMMUNICATIONS GROUP, INC.
By:
Name: David Schaeffer Title: Chairman of the Board and Chief Executive Officer
Date: May 15, 2002	By:
Name: Helen Lee Title: Chief Financial Officer
Date: May 15, 2002	By:
Name: Thaddeus G. Weed Title: Vice President and Controller