Form 10-Q
period 2002-06-30
COGENT COMMUNICATIONS GROUP INC
filed 2002-08-14
CIK 1158324

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2002
OR
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-31227

COGENT COMMUNICATIONS GROUP, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State of Incorporation)	52-2337274 (I.R.S. Employer Identification Number)

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

        Common Stock, $.001 par value, 3,476,726 Shares Outstanding as of August 8, 2002

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2001 AND JUNE 30, 2002
(IN THOUSANDS, EXCEPT SHARE DATA)

	December 31, 2001	June 30, 2002
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$49,017	$71,179
Short term investments ($430 restricted at June 30, 2002)	1,746	2,808
Prepaid expenses and other current assets	2,171	3,724
Accounts receivable, net of allowance for doubtful accounts of $112, and $3,218, respectively	1,156	5,093

Total current assets	54,090	82,804
Property and equipment:
Property and equipment	249,057	315,180
Accumulated depreciation and amortization	(13,275)	(26,435)

Total property and equipment, net	235,782	288,745
Intangible assets:
Intangible assets	11,740	23,206
Accumulated amortization	(1,304)	(4,403)

Total intangible assets, net	10,436	18,803
Other assets	19,461	21,313

Total assets	$319,769	$411,665

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,623	$6,424
Accrued liabilities	3,462	27,296
Current maturities, capital lease obligations	426	2,979

Total current liabilities	7,511	36,699
Cisco credit facility	181,312	206,724
Convertible subordinated notes, net of discount of $81,245	—	35,735
Capital lease obligations, net of current	20,732	51,567
Other long-term liabilities	—	472

Total liabilities	209,555	331,197

Commitments and contingencies:
Stockholders' equity:
Convertible preferred stock, Series A, $0.001 par value; 26,000,000 shares authorized, issued, and outstanding; liquidation preference of $29,853	25,892	25,892
Convertible preferred stock, Series B, $0.001 par value; 20,000,000 shares authorized; 19,809,783 shares issued and outstanding; liquidation preference of $100,527	90,009	90,009
Convertible preferred stock, Series C, $0.001 par value; 52,173,643 shares authorized; 49,773,402 shares issued and outstanding; liquidation preference of $100,000	61,345	61,345
Common stock, $0.001 par value; 21,100,000 shares authorized; 1,409,814 and 3,426,788 shares issued and outstanding, respectively	1	4
Additional paid-in capital	38,724	47,760
Deferred compensation	(11,081)	(8,278)
Stock purchase warrants	8,248	9,013
Accumulated other comprehensive income (loss)	—	168
Accumulated deficit	(102,924)	(145,445)

Total stockholders' equity	110,214	80,468

Total liabilities and stockholders' equity	$319,769	$411,665

The accompanying notes are an integral part of these consolidated statements.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2002
(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended June 30, 2001	Three Months Ended June 30, 2002
	(Unaudited)	(Unaudited)
Service revenue	$90	$18,578
Operating expenses:
Network operations (including $64 of amortization of deferred compensation in 2002, none in 2001)	5,741	16,007
Selling, general, and administrative (including $878 of amortization of deferred compensation in 2002, none in 2001)	6,843	9,728
Depreciation and amortization	2,032	8,366

Total operating expenses	14,616	34,101

Operating loss	(14,526)	(15,523)
Interest income and other	427	653
Interest expense	(1,089)	(9,692)

Net loss applicable to common stock	$(15,188)	$(24,562)

Basic and diluted net loss per common share	$(10.81)	$(7.18)

Weighted-average common shares (basic and diluted)	1,404,587	3,421,710

The accompanying notes are an integral part of these consolidated statements.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2002
(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

	Six Months Ended June 30, 2001	Six Months Ended June 30, 2002
	(Unaudited)	(Unaudited)
Service revenue	$90	$22,120
Operating expenses:
Network operations (including $124 of amortization of deferred compensation in 2002, none in 2001)	10,440	22,915
Selling, general, and administrative (including $1,515 of amortization of deferred compensation in 2002, none in 2001)	14,166	16,368
Depreciation and amortization	2,986	15,043

Total operating expenses	27,592	54,326

Operating loss	(27,502)	(32,206)
Interest income and other	1,328	1,910
Interest expense	(1,808)	(16,752)

Loss before extraordinary item	$(27,982)	$(47,048)

Extraordinary gain — Allied Riser merger	—	4,528

Net loss applicable to common stock	$(27,982)	$(42,520)

Net loss per common share:
Loss before extraordinary item	$(19.93)	$(15.52)
Extraordinary gain	—	1.49

Basic and diluted net loss per common share	$(19.93)	$(14.02)

Weighted-average common shares (basic and diluted)	1,403,693	3,031,955

The accompanying notes are an integral part of these consolidated statements.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2002
(IN THOUSANDS)

	Six Months Ended June 30, 2001	Six Months Ended June 30, 2002
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(27,982)	$(42,520)
Adjustments to reconcile net loss to net cash used in operating activities —
Extraordinary gain — Allied Riser merger	—	(4,528)
Depreciation and amortization	2,986	15,043
Amortization of debt costs	—	1,402
Amortization of debt discount — convertible notes	—	2,981
Amortization of deferred compensation	—	1,639
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(83)	(2,728)
Prepaid expenses and other current assets	6,106	3,067
Accrued interest payable	573	7,889
Other assets	(1,381)	(2,864)
Accounts payable, accrued and other liabilities	2,618	3,585

Net cash used in operating activities	(17,163)	(17,034)

Cash flows from investing activities:
Purchases of property and equipment	(54,362)	(35,024)
Purchases of short term investments	—	(1,062)
Acquired cash and cash equivalents — Allied Riser merger	—	70,431
Purchase of STOC minority interests	—	(3,617)
Purchase of PSINet assets	—	(9,450)

Net cash (used in) provided by investing activities	(54,362)	21,278

Cash flows from financing activities:
Borrowings under Cisco credit facility	60,485	18,849
Proceeds from option exercises	6	—
Repayment of capital lease obligations	(9,423)	(1,099)

Net cash provided by financing activities	51,068	17,750

Effect of exchange rate changes on cash	—	168
Net (decrease) increase in cash and cash equivalents	(20,457)	22,162
Cash and cash equivalents, beginning of period	65,593	49,017

Cash and cash equivalents, end of period	$45,136	$71,179

Supplemental disclosures of cash flow information:
Cash paid for interest	$4,313	$8,702
Cash paid for income taxes	—	—
Non-cash financing activities —
Capital lease obligations incurred	12,094	29,724
Borrowing under credit facility for payment of loan costs and interest	—	6,786
Allied Riser Merger
Fair value of assets acquired		$74,535
Less: valuation of common stock, options & warrants issued		(10,967)
Less: extraordinary gain		(4,528)

Fair value of liabilities assumed		$59,040

PSINet Acquisition
Fair value of assets acquired		16,602
Less: cash paid		(9,450)

Fair value of liabilities assumed		7,152

The accompanying notes are an integral part of these consolidated statements.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2001, AND 2002

1.    Organization:

Description of business and acquisitions

        Cogent Communications, Inc. ("Cogent") was formed on August 9, 1999, as a Delaware corporation and is located in Washington, DC. Cogent is a facilities-based Internet Services Provider ("ISP"), providing Internet access to multi-tenanted office buildings in approximately 33 major metropolitan areas in the United States and in Toronto, Canada. In 2001, Cogent formed Cogent Communications Group, Inc., (the "Company"), a Delaware corporation. Effective on March 14, 2001, Cogent's stockholders exchanged all of their outstanding common and preferred shares for an equal number of shares of the Company, and Cogent became a wholly owned subsidiary of the Company. The common and preferred shares of the Company include rights and privileges identical to the common and preferred shares of Cogent. This was a tax-free exchange that was accounted for by the Company at Cogent's historical cost. All of Cogent's options for shares of common stock were also converted to options of the Company.

        The Company's high-speed Internet access service is delivered to the Company's customers over a nationwide fiber-optic network. The Company's network is dedicated solely to Internet Protocol data traffic. The Company's network includes 30-year indefeasible rights of use ("IRU's") to a nationwide fiber-optic intercity network of approximately 12,500 route miles (25,000 fiber miles) of dark fiber from Williams Communications Group, Inc. These IRU's are configured in two rings that connect many of the major metropolitan markets in the United States. In order to extend the Company's network into local markets, the Company has entered into leased fiber agreements for intra-city dark fiber from several providers and has leased dark fiber to extend its backbone to Toronto, Ontario. These agreements are primarily under 15-25 year IRU's. The Company also uses connections provided by local telephone companies (typically T-1 lines) to reach certain of its customers.

Asset Purchase Agreement—PSINet, Inc.

        In January 2002, the Company entered into a due diligence agreement with PSINet, Inc. ("PSINet"). This agreement allowed the Company to undertake due diligence related to certain of PSINet's network operations in the United States. The Company paid a $3.0 million fee in January 2002 to PSINet in connection with this arrangement. In February 2002, the Company and PSINet entered into an Asset Purchase Agreement ("APA"). Pursuant to the APA, approved on March 27, 2002 by the bankruptcy court overseeing the PSINet bankruptcy, the Company acquired certain of PSINet's assets and certain liabilities related to its operations in the United States for $9.5 million in cash. The acquisition closed on April 2, 2002. The $3.0 million payment under the due diligence agreement was applied toward this amount, resulting in a $6.5 million cash payment at closing. The acquired assets include certain of PSINet's accounts receivable, rights to 10,000 route miles pursuant to indefeasible rights of use, and intangible assets, including, customer contracts, settlement-free peering rights and the PSINet trade name. Assumed liabilities include certain leased circuit commitments, facilities leases, customer contractual commitments and collocation arrangements. This acquisition added a new element to the Company's operations in that in addition to the Company's high-speed Internet access business, the Company began operating a more traditional Internet service provider business, with lower speed connections provided by leased circuits obtained from telecommunications carriers (primarily local telephone companies).

        The PSINet acquisition has enabled the Company to immediately incorporate a revenue stream from a set of products that the Company believes complement its core offering of 100 Mbps Internet connectivity for $1,000 per month and reduced its costs of network operations from the acquisition of settlement-free peering rights. The Company plans to support and build on the PSINet brand that, the Company believes, is one of the most recognizable ISP brands in the country. Under the PSINet label, Cogent is offering PSINet services, including Internet connectivity.

Merger Agreement—Allied Riser Communications Corporation

        On August 28, 2001, the Company entered into an agreement to merge with Allied Riser Communications Corporation ("Allied Riser"). Allied Riser is a facilities-based provider of broadband data and video communication services to small- and medium-sized businesses located in selected buildings in North America, including Canada. Upon the closing of the merger on February 4, 2002, Cogent issued approximately 2.0 million shares, or 13.4% of its common stock, on a fully diluted basis, to the existing Allied Riser stockholders and became a public company listed on the American Stock Exchange. The acquisition of Allied Riser provided the Company with necessary in-building networks as well as pre-negotiated building access rights with building owners and real estate investment trusts across the United States and in Toronto Canada. The acquisition has enabled the Company to accelerate its business plan and increase its footprint in the markets it serves.

NetRail Inc.

        On September 6, 2001, the Company paid approximately $12.0 million in cash for certain assets of NetRail, Inc, ("NetRail") a Tier-1 Internet service provider, in a sale conducted under Chapter 11 of the United States Bankruptcy Code. The purchased assets included certain customer contracts and the related accounts receivable, network equipment, and settlement-free peering arrangements.

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

        The accompanying unaudited consolidated financial statements include all wholly owned subsidiaries. All inter-company accounts and activity have been eliminated. Shared Technologies of Canada ("STOC") is owned by the Company's wholly owned subsidiary, ARC Canada. In March 2002, the shareholders representing the minority interest of STOC notified the Company that they had elected to exercise their rights to put their shares to the Company as provided under their shareholders agreements. The Company paid approximately $3.6 million in April 2002 to purchase these minority interests.

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

        One of the Company's suppliers of metropolitan fiber optic facilities, Metromedia Fiber Networks (MFN), filed for bankruptcy in May 2002 under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court. This could impact the Company's operations by decreasing its ability to add new metropolitan fiber rings from MFN and its ability to add new buildings to existing MFN rings. However, as the Company has several other providers of metropolitan fiber optic facilities the Company does not anticipate a significant impact from this event.

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

        The financial difficulties of MFN and Williams are characteristic of the telecommunications industry today. The Company's solution for metropolitan networks is to have a large number of providers and to develop the ability to construct its own fiber optic connections to the buildings the Company serves.

        The Company has obtained $178 million in venture-backed funding through the issuance of preferred stock. The Company has secured a $409 million credit facility (the "Facility") from Cisco Systems Capital Corporation ("Cisco Capital"). In connection with the Allied Riser merger, the Company acquired $70.4 million of cash and cash equivalents and assumed the obligations of Allied Riser including its convertible subordinated notes due in June 2007 totaling $117.0 million. Substantial time may pass before significant revenues are realized, and additional funds may be required to implement the Company's business plan. However, management expects that the proceeds from the issuance of preferred stock, the availability under the Facility (subject to continued covenant compliance) and the funds acquired in the Allied Riser merger, will be sufficient to fund the Company's current business plan through fiscal 2003.

Financial instruments

        The Company is party to letters of credit totaling $4.8 million as of June 30, 2002. These letters of credit are secured by certificates of deposit and commercial paper investments of $5.0 million that are restricted and included in short-term investments and deposits and other assets. No claims have been made against these financial instruments. Management does not expect any losses from the resolution of these financial instruments and is of the opinion that the fair value is zero since performance is not likely to be required.

        At June 30, 2001 and 2002, the carrying amount of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and accrued expenses approximated fair value because of the short maturity of these instruments. The interest rate on the Company's credit facility resets on a quarterly basis; accordingly, as of June 30, 2002, the fair value of the Company's credit facility approximated its carrying amount. The Allied Riser convertible subordinated notes due in June 2007 have a face value of $117.0 million. The notes were recorded at their fair value of approximately $32.7 million at the merger date. The discount is accreted to interest expense through the maturity date. The fair value of the notes at June 30, 2002, was approximately $31.6 million.

Reclassifications

        Certain amounts in the December 31, 2001 financial statements have been reclassified in order to conform to the 2002 financial statement presentation. Such reclassifications had no impact on previously reported net loss or stockholders equity.

Comprehensive Income (Loss)

        Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting of Comprehensive Income" requires "comprehensive income" and the components of "other comprehensive income" to be reported in the financial statements and/or notes thereto. The Company did not have any significant components of "other comprehensive income," until the quarter ended June 30, 2002. Accordingly, reported net loss is the same as "comprehensive loss" for all other periods presented (amounts in thousands).

Six months ended June 30, 2002
Net loss	$(42,520)
Currency translation	168

Comprehensive loss	(42,352)

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

        For the three and six months ended June 30, 2001 and June 30, 2002, options to purchase 662,200 and 1,167,909 shares of common stock at weighted-average exercise prices of $10.71 and $4.80 per share, respectively, are not included in the computation of diluted earnings per share as they are anti-dilutive. For the three and six months ended June 30, 2001 and June 30, 2002, 45,809,783, and 95,583,185 shares of preferred stock, which were convertible into 4,580,978 and 10,148,309 shares of common stock, were not included in the computation of diluted earnings per share as a result of their anti-dilutive effect. For the three and six months ended June 30, 2001 and June 30, 2002, warrants for 222,750 and 854,941 shares of common stock, were not included in the computation of diluted earnings per share as a result of their anti-dilutive effect. For the three months ended June 30, 2002, 244,828 shares of common stock issuable on the conversion of the Allied Riser convertible subordinated notes, were not included in the computation of diluted earnings per share as a result of their anti-dilutive effect.

International Operations

        The Company began recognizing revenue from operations in Canada through its wholly owned subsidiary, ARC Canada effective with the closing of the Allied Riser merger on February 4, 2002. All revenue is reported in United States dollars. Revenue for ARC Canada for the period from February 4, 2002 to June 30, 2002 was approximately $2.1 million. ARC Canada total assets were approximately $2.9 million at June 30, 2002.

2.    Pro Forma Amounts

        The acquisition of the assets of NetRail, Inc., and PSINet and the merger with Allied Riser were recorded in the accompanying financial statements under the purchase method of accounting. The purchase price allocations are preliminary and further refinements may be made. The operating results related to the acquired assets of NetRail, Inc. and PSINet and the merger with Allied Riser have been included in the consolidated statements of operations from the dates of acquisition. The NetRail acquisition closed on September 6, 2001. The Allied Riser merger closed on February 4, 2002. The PSINet acquisition closed on April 2, 2002.

        If the NetRail, Allied Riser and PSINet acquisitions had taken place at the beginning of 2001 and 2002 the unaudited pro forma combined results of the Company for the six months ended June 30, 2001 and 2002 would have been as follows (amounts in thousands, except per share amounts).

	Six Months Ended June 30, 2001	Six Months Ended June 30, 2002
Revenue	$45,695	$36,615
Net loss before extraordinary items	(364,163)	(61,581)
Net loss per common share before extraordinary items — basic and diluted	(106.69)	(20.22)
Net loss	(364,163)	(57,053)
Net loss per common share—basic and diluted	(106.69)	(18.73)

        In management's opinion, these unaudited pro forma amounts are not necessarily indicative of what the actual results of the combined results of operations might have been if the NetRail, Allied Riser and PSINet acquisitions had been effective at the beginning of 2001 and 2002.

3.    Property and equipment:

        Property and equipment consisted of the following (in thousands):

June 30, 2002
Owned assets:
Network equipment	$173,852
Software	4,886
Office and other equipment	2,293
Leasehold improvements	24,338
System infrastructure	1,189
Construction in progress	5,171

211,729
Less — Accumulated depreciation and amortization	(22,277)

189,452
Assets under capital leases:
IRUs	103,451
Less — Accumulated depreciation and amortization	(4,158)

99,293

Property and equipment, net	$288,745

  Capitalized interest

        For the six months ended June 30, 2001 and 2002, the Company capitalized interest of $3,481,000 and $417,000, respectively.

4.    Accrued Liabilities:

        Accrued liabilities consist of the following (in thousands):

June 30, 2002
General operating expenditures	$22,062
Payroll and benefits	1,231
Taxes	1,013
Interest	1,116
Deferred revenue	1,874

Total	$27,296

5.    Intangible Assets:

        Intangible assets consist of the following (in thousands):

June 30, 2002
Peering arrangements	$15,740
Customer contracts	5,408
Trade names	1,764
Non-compete agreement	294

Total	23,206
Less — accumulated amortization	(4,403)

Intangible assets, net	$18,803

        Intangible assets are being amortized over periods ranging from 24 to 60 months. Amortization expense for the six months ended June 30, 2002 was approximately $3.1 million. Future amortization expense related to intangible assets is $8.5 million, $7.9 million, $2.3 million, $59,000, and $44,000 for the twelve-month periods ending June 30, 2003, 2004, 2005, 2006 and 2007, respectively.

6.    Other assets:

        Other assets consist of the following (in thousands):

June 30, 2002
Prepaid expenses	$1,466
Deposits	5,500
Deferred financing costs	14,347

Total	$21,313

7.    Long-term debt:

        In March 2000, Cogent entered into a $280 million credit facility with Cisco Capital. In March 2001, the credit facility was increased to $310 million. In October 2001, Cogent entered into a new agreement for $409 million (the "Facility"). This credit facility replaced the existing $310 million credit facility between Cisco Capital and Cogent. The Facility is available to finance the purchases of Cisco network equipment, software and related services, to fund working capital, and to fund interest and fees related to the Facility. On January 31, 2002, the Facility was amended to modify certain covenants in connection with the Company's merger with Allied Riser. On April 17, 2002, the Facility was again amended to modify certain covenants in connection with the Company's acquisition of certain assets of PSINet.

        Borrowings may be prepaid at any time without penalty and are subject to mandatory prepayment based upon excess cash flow or upon the receipt of a specified amount from the sale of the Company's securities, each as defined. Principal payments begin in March 2005. Borrowings accrue interest at the three-month LIBOR rate, established at the beginning of each calendar quarter, plus a stated margin. The margin is dependent upon the Company's leverage ratio, as defined, and may be reduced. Interest payments are deferred and begin in March 2006. The weighted-average interest rate on all borrowings for the six months ending June 30, 2002 was approximately 6.6 percent. Borrowings are secured by a pledge of all of Cogent's assets and common stock. The Facility includes restrictions on Cogent's ability to transfer assets to the Company, except for certain operating liabilities. The Company has guaranteed Cogent's obligations under the Facility.

        Borrowings under the Facility are available in increments subject to Cogent's satisfaction of certain operational and financial covenants over time. Up to $40 million is available for additional equipment loans through September 30, 2002, of which $20.4 million was borrowed as of June 30, 2002. An additional $85 million of equipment loans becomes available on October 1, 2002. Up to $20 million is available to fund interest and fees related to the Facility through September 30, 2002 of which $13.0 million was borrowed as of June 30, 2002. An additional $55 million for funding interest and fees related to the Facility becomes available on October 1, 2002. An additional $35 million in working capital loans becomes available on October 1, 2002. The aggregate balance of working capital loans is limited to 35 percent of outstanding equipment loans. Additional borrowings under the Facility for the purchase of products and working capital are available until December 31, 2004. Additional borrowings under the Facility for the funding of interest and fees are available until December 31, 2005. The Facility matures on December 31, 2008.

        At June 30, 2002, there were $164.7 million of equipment loans, $29.0 million of working capital loans and $13.0 million of interest and fee loans outstanding.

        Maturities of borrowings under the Facility are as follows (in thousands):

For the twelve months ending June 30,
2003	$—
2004	—
2005	3,395
2006	37,850
2007	68,908
Thereafter	96,571

$206,724

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

        Maturities of the Notes are as follows (in thousands):

For the twelve months ending June 30,
2003	$—
2004	—
2005	—
2006	—
2007	116,980

$116,980

8.    Commitments and contingencies:

Capital leases

        The Company has entered into lease agreements with several providers for intra-city and intercity dark fiber primarily under 15-25 year IRU's. These IRU's connect the Company's national backbone fiber with the multi-tenant office buildings and the customers served by the Company. Once the Company has accepted the related fiber route, leases of intra-city and inter-city fiber-optic rings that meet the criteria for treatment as capital leases are recorded as a capital lease obligation and IRU asset. The Company acquired certain capital lease agreements related to equipment purchases in connection with the Allied Riser merger.

        The future minimum commitments under these agreements are as follows (in thousands):

For the twelve months ending June 30,
2003	$6,949
2004	6,553
2005	5,384
2006	5,125
2007	5,189
Thereafter	73,948

Total minimum lease obligations	103,148
Less — amounts representing interest	(48,602)

Present value of minimum lease obligations	54,546
Current maturities	(2,979)

Capital lease obligations, net of current maturities	$51,567

Fiber Leases and Construction Commitments

        The Company has agreements with several fiber providers for the construction of laterals to connect office buildings to metro fiber rings and for the leasing of these metro fiber rings and the lateral fiber. In June 2002, the Company and expanded its inter-city network by entering into a lease agreement that will connect its network to the Toronto, Ontario market. These leases are generally for a period of 15-20 years and include renewal periods. The future commitments under these arrangements were approximately $35.5 million at June 30, 2002.

Equipment purchase commitment

        In March 2000, the Company entered into a five-year agreement to purchase from Cisco, minimum annual amounts of equipment, professional services, and software. In June 2000, the agreement was amended to increase the Company's previous commitment to purchase $150.1 million over four years to

$212.2 million over five years. In October 2001, the commitment was increased to purchase $270 million until December 2004. As of June 30, 2002, the Company has purchased approximately $164.7 million towards this commitment.

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

        On January 16, 2002, Allied Riser received a letter from Hewlett-Packard Company alleging that certain unspecified contracts are in arrears, and demanding payment in the amount of $10.0 million. The letter does not discuss the basis for the claims or whether the funds sought are different from or in addition to the funds sought in the July 26, 2001 lawsuit. Allied Riser, through its legal counsel, has made an inquiry of Hewlett-Packard's counsel to determine the basis for the claims in the letter and determined that they relate to lease obligations. Hewlett-Packard has provided us with little evidence related to its claims. Management believes that the amounts, if any, owed to Hewlett-Packard are significantly less than Hewlett-Packard's claims. Management intends to vigorously contest this claim.

        One of the Company's subsidiaries, Allied Riser Operations Corporation, is involved in a dispute with its former landlord in Dallas, Texas. Allied Riser terminated the lease in March 2002 and the dispute is over whether it had the right to do so. The landlord has alleged that a default under the lease has occurred. Allied Riser Operations Corporation has informed the landlord that the lease was terminated as provided by its terms. On July 15, 2002, the landlord filed suit alleging that Allied Riser did not have the right to terminate the lease and claiming damages. The Company intends to vigorously contest this claim. Although the suit did not specify damages, the Company estimates, based upon the remaining payments under the lease and assuming no mitigation of damages by the landlord, that the amount in controversy may total approximately $2.5 million.

Note Holders

        The three matters discussed below are, management believes, related to an effort by a group of bondholders to pressure the Company into buying back the notes they hold. The bondholders involved are a group of hedge funds that own (the Company believes) more than 40% of the 7.50% convertible subordinated notes due 2007 that were issued by Allied Riser Communications Corporation in June 2000. Allied Riser is now a subsidiary of the Company and the Company has become a co-obligor on the notes. Beginning in August 2001 these hedge funds have attempted to force the repurchase of the notes they hold.

          On December 12, 2001, Allied Riser announced that certain holders of its 7.50% convertible subordinated notes due 2007 filed notices as a group with the Securities and Exchange Commission (SEC) on Schedule 13D including copies of documents indicating that such group had filed suit in Delaware Chancery Court on December 6, 2001 against Allied Riser and its board of directors.

  The suit alleges, among other things, breaches of fiduciary duties and default by Allied Riser under the indenture related to the notes, and requested injunctive relief to prohibit Allied Riser's merger with the Company. The plaintiffs amended their complaint on January 11, 2002 and subsequently served it on Allied Riser. On January 28, 2002, the Court held a hearing on a motion by the plaintiffs to preliminarily enjoin the merger. On January 31, 2002, the Court issued a Memorandum Opinion denying that motion. On July 23, 2002, the plaintiffs filed a motion for partial summary judgment in which they allege that the merger was a "change in control" as defined by the indenture. Management believes that the suit is without merit, and intends to continue to vigorously contest it.

          On February 21, 2002, the Division of Enforcement of the SEC requested that the Company voluntarily provide it certain documents related to the fairness opinion delivered to the Allied Riser board of directors by Allied Riser's financial advisor, Houlihan Lokey Howard & Zukin on August 28, 2001, and the Company's Series C preferred stock financing. The Company has complied with the request. The SEC has not informed the Company as to the reason for its request. However, management believes that the SEC inquiry was prompted by the submission of a letter to the SEC by counsel to the hedge fund plaintiffs in the Delaware Chancery Court case described above questioning the disclosure in the registration statement and prospectus filed in conjunction with the merger of Allied Riser into a subsidiary of the Company. The Company has not heard from the Division of Enforcement of the SEC since the Company provided the documents.

          On March 27, 2002, certain holders of Allied Riser's notes filed an involuntary bankruptcy petition under Chapter 7 of the United States Bankruptcy Code against Allied Riser in United States Bankruptcy Court for the Northern District of Texas, Dallas Division. Three of the four petitioners are plaintiffs in the Delaware Chancery Court case described above and the fourth is also a hedge fund. Petitioners contend that the acquisition of Allied Riser was a change of control, as defined in the indenture, that entitled them to declare the 7.5% convertible subordinated notes were accelerated and are therefore due and payable. The petition does not name the Company as a party. Management notes, however, that pursuant to the terms of the supplemental indenture related to the notes, the Company is a co-obligor of the notes. On June 11, 2002 the Bankruptcy Court Judge ruled in Allied Riser's favor stating that the involuntary bankruptcy petition would be dismissed. On August 8, 2002, the judge issued a written order dismissing the petition.

        Allied Riser's notes may become immediately due if the merger is deemed to be a "change in control" as defined by the related indenture. On March 25, 2002, certain of the holders of the notes asserted to the Company that the merger constituted a change of control, and that as a result an event of default had occurred under the indenture. On March 27, 2002, the Trustee under the indenture notified the Company that an event of default had occurred based on such noteholder's assertions and that the principal amount of the notes and accrued interest was immediately due and payable. The Company does not believe that the merger would qualify as a change in control as defined in the indenture and is vigorously disputing the noteholders' assertion. However, in the event that the merger is deemed to be a change in control, the Company could be deemed to be in default under the indenture and obligated to pay the principal amount of the notes and accrued interest or to repurchase the notes at their full face value. The Company cannot assure you that the Company will have the ability to do this if the Company is required to do so. If the Company is unable to repurchase the notes and pay the accrued interest, the Company will be in default of the indenture and our obligations under our credit facility could become due and payable.

Other Litigation

        The Company is subject to claims and lawsuits arising in the ordinary course of business. Management believes that the outcome of any such proceedings to which the Company is a party will not have a material adverse effect on the Company.

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

Twelve months ending June 30,
2003	$18,825
2004	19,996
2005	17,859
2006	14,660
2007	11,779
Thereafter	45,669

$128,788

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

        Future minimum obligations related to these arrangements are as follows (in thousands):

Twelve months ending June 30,
2003	$6,858
2004	4,693
2005	3,577
2006	3,649
2007	3,721
Thereafter	58,181

$80,679

9.    Stockholders' equity:

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

10.  Related party:

        The Company's headquarters is located in an office building owned by an entity controlled by the Company's Chief Executive Officer. The Company paid $194,000 for the six months ended June 30, 2002 in rent to this entity.

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

General Overview

        Cogent was formed on August 9, 1999 as a Delaware corporation. We began invoicing our customers for our services in April 2001. We provide our high-speed Internet access service to our customers for monthly fees. We recognize service revenue in the month in which the service is provided. Customer cash receipts for service received in advance of revenue earned is recorded as deferred revenue and recognized as revenue over the service period or, in the case of installation charges, over the estimated customer life. Our April 2, 2002 acquisition of certain assets of PSINet, Inc. added a new element to our operations in that in addition to our current high-speed Internet access business, we began operating a more traditional Internet service provider business, with lower speed connections provided by leased circuits obtained from telecommunications carriers (primarily local telephone companies).

        As Cogent began to serve customers, we began to incur additional elements of network operations costs, including building access agreement fees, network maintenance costs and circuit and transit costs. Transit costs include the costs of transporting our customers' Internet traffic to and from networks that compose the Internet and with which we do not have a direct settlement-free peering agreement. Circuit costs include the costs of connections provided by leased circuits obtained from telecommunications carriers (primarily local telephone companies).

        Merger with Allied Riser Communications Corporation.    On August 28, 2001, we entered into an agreement to merge with Allied Riser Communications Corporation ("Allied Riser"). Allied Riser is a facilities-based provider of broadband data and video communication services to small- and medium-sized businesses located in selected buildings in North America, including Canada. Upon the closing of the merger on February 4, 2002, Cogent issued approximately 2.0 million shares, or 13.4% of its common stock, on a fully diluted basis, to the existing Allied Riser stockholders and became a public company listed on the American Stock Exchange. The merger agreement required Cogent to assume the outstanding obligations of Allied Riser as of the closing date. We believe the acquisition of Allied

Riser provided us with necessary in-building networks as well as pre-negotiated building access rights with building owners and real estate investment trusts across the United States and in Toronto, Canada. The acquisition enabled us to accelerate our business plan and increase our footprint in the markets we serve.

        Acquisition of NetRail Inc. Assets.    On September 6, 2001, we paid approximately $12.0 million in cash for certain assets of NetRail, Inc. through a sale conducted under Chapter 11 of the United States Bankruptcy Code. The assets include certain customer contracts and the related accounts receivable, network equipment, and settlement-free peering arrangements. Settlement-free peering rights permit the transfer of data traffic to and from other carriers without payment between the carriers. NetRail's facilities and traffic have been integrated with our network. We reduced our costs of network operations from the availability of NetRail's Tier-1 settlement-free peering arrangements.

        Acquisition of PSINet assets.    On April 2, 2002, we closed our transaction to purchase certain assets of PSINet, Inc. Pursuant to the asset purchase agreement approved on March 27, 2002 by the bankruptcy court overseeing the PSINet bankruptcy, we acquired certain of PSINet's assets and assumed certain liabilities related to its operations in the United States for a total of $9.5 million in cash. The assets include certain of PSINet's accounts receivable, rights to 10,000 route miles pursuant to indefeasible rights of use, and certain intangible assets including settlement-free peering rights, customer contracts and the PSINet trade name. Assumed liabilities include certain leased circuit commitments, facilities leases, customer contractual commitments and collocation arrangements. This acquisition added a new element to our operations in that in addition to our current high-speed Internet access business, we will begin operating a more traditional Internet service provider business, with lower speed connections provided by leased circuits obtained from telecommunications carriers (primarily local telephone companies). The PSINet acquisition provided us with a revenue stream from a set of products that we believe complement our core offering of 100 Mbps Internet connectivity for $1,000 per month. We plan to support and build the PSINet brand name, which we believe is one of the most recognizable ISPs in the country. Under the PSINet label, we will continue offering PSINet services, including Internet connectivity.

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

        Metromedia Fiber Networks (MFN) and Other Telecommunications Companies.    One of our suppliers of metropolitan fiber optic facilities, Metromedia Fiber Networks (MFN), filed for bankruptcy in May 2002 under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court. This could impact our operations by decreasing our ability to add new metropolitan fiber rings from MFN and our ability to add new buildings to existing MFN rings. However, as the Company has several other providers of metropolitan fiber optic facilities the Company does not anticipate a significant impact from this event. MFN's financial difficulties are characteristic of the telecommunications industry today. Several of our vendors, have been reported in the financial press to be experiencing financial difficulties. MFN's financial difficulties are characteristic of the telecommunications industry today. Our solution for metropolitan networks is to have a large number of providers and to develop the ability to construct our own fiber optic connections to the buildings we serve.

Results of Operations

        Revenue.    Revenue for the three months ending June 30, 2002 was $18.6 million compared to $90,000 for the three months ending June 30, 2001. Revenue for the six months ending June 30, 2002 was $22.1 million compared to $90,000 for the six months ending June 30, 2001. The increases in revenue are attributed to the increase in customers purchasing our service offerings including the customers acquired in the PSINet, Allied Riser and NetRail acquisitions.

        Network Operations.    Network operations costs are primarily comprised of the following elements:

  •
  for the three and six months ended June 30, 2001, temporary leased transmission capacity incurred for certain network segments until the nationwide fiber-optic intercity network was placed in service;

  •
  the cost of leased network equipment sites and facilities;

  •
  salaries and related expenses of employees directly involved with our network activities;

  •
  transit charges—amounts paid to service providers as compensation for connecting to the Internet

  •
  leased circuits obtained from telecommunications carriers (primarily local telephone companies).

  •
  building access agreement fees paid to landlords; and

  •
  maintenance charges related to our nationwide fiber-optic intercity network and metro rings.

        The cost of network operations was $16.0 million for the three months ended June 30, 2002 compared to $5.7 million for the three months ended June 30, 2001. The cost of network operations was $22.9 million for the six months ended June 30, 2002 compared to $10.4 million for the six months ended June 30, 2001. These increases were primarily due to an increase in the number of leased network facilities, circuit fees commencing in April 2002 related to the PSINet customers acquired, an increase in maintenance fees on our IRU's and network equipment, an increase in transit charges associated with an increase in network traffic, an increase in headcount, and an increase in the number of building access agreements and the related fees, including the building access agreements acquired in the February 2002 Allied Riser merger. These increases are partially offset by the elimination of temporary leased transmission capacity charges in 2002. The cost of temporary leased transmission capacity was $3.3 million for the six months ended June 30, 2001. There were no such costs for the six months ended June 30, 2002. Leased transmission capacity costs were incurred until the remaining segments of our nationwide fiber-optic intercity network were placed in service. As this leased capacity of the network was replaced with our dark fiber IRUs, the related cost of network operations decreased and depreciation and amortization expense increased. We believe that the cost of network operations will increase as Cogent continues to construct its network, acquire additional office building access agreements, and service an increasing number of customers.

        Selling, General, and Administrative Expenses.    Selling, general and administrative expenses, or SG&A, primarily include salaries and related administrative costs. SG&A increased to $9.7 million for the three months ended June 30, 2002 from $6.8 million for the three months ended June 30, 2001. SG&A increased to $16.4 million for the six months ended June 30, 2002 from $14.1 million for the six months ended June 30, 2001. SG&A for the three and six months ended June 30, 2002 includes approximately $0.9 million and $1.5 million, respectively of amortization of deferred compensation. SG&A expenses increased primarily from an increase in activities required to support our increase in customers and expanding operation. We capitalize the salaries and related benefits of employees directly involved with our construction activities. We began capitalizing these costs in July 2000 and will continue to capitalize these costs while our network is under construction. We believe that SG&A expenses will continue to increase primarily due to costs required to support our expanded operations and increase in customers.

        Depreciation and Amortization.    Depreciation and amortization expense increased to $8.4 million for the three months ended June 30, 2002 from $2.0 million for the three months ended June 30, 2001. Depreciation and amortization expense increased to $15.0 million for the six months ended June 30, 2002 from $3.0 million for the six months ended June 30, 2001. These expenses include the depreciation of the capital equipment required to support our network and the amortization of our IRU's. Depreciation and amortization for the three and six months ended June 30, 2002 includes approximately $1.0 million and $3.0 million, respectively, of amortization expense related to the amortization of intangible assets from the September 2001 acquisition of certain assets of NetRail, Inc. and the April 2002 acquisition of certain assets of PSINet, Inc. Depreciation expense increased because we had more capital equipment and IRU's in service in 2002 than in the same period in 2001. We begin to depreciate our capital assets once the related assets are placed in service. We believe that future depreciation and amortization expense will continue to increase due to the acquisition of additional network equipment, existing equipment being placed in service, and the amortization of our capital lease IRUs.

        Interest Income and Expense.    Interest income increased to $0.7 million for the three months ended June 30, 2002 from $0.4 million for the three months ended June 30, 2001. Interest income increased to $1.9 million for the six months ended June 30, 2002 from $1.3 million for the six months ended June 30, 2001. Interest income relates to interest earned on our marketable securities which includes money market accounts and commercial paper. The increase in interest income resulted from an increase in marketable securities offset by a reduction in interest rates.

        Interest expense increased to $9.7 million for the three months ended June 30, 2002 from $1.1 million for the three months ended June 30, 2001. Interest expense increased to $16.8 million for the six months ended June 30, 2002 from $1.8 million for the six months ended June 30, 2001. The increase in interest expense results from an increase in borrowings and capital leases in 2002 and the interest expense associated with the Allied Riser convertible subordinated notes partially offset by a reduction in interest rates. Interest expense includes interest charged on our vendor financing facility, capital lease agreements, the Allied Riser convertible subordinated notes and the amortization of deferred financing costs. Cogent began borrowing under its credit facility with Cisco Capital in August 2000 and had borrowed $206.7 million at June 30, 2002 and $127.7 million at June 30, 2001. We capitalized $0.4 million of interest expense for the six months ended June 30, 2002 and $3.5 million for the six months ended June 30, 2001. The reduction in capitalized interest resulted from a reduction in the dollar value of our network under construction during the period and a reduction in interest rates. We began capitalizing interest in July 2000 and will continue to capitalize interest expense while our network is under construction. Borrowings accrue interest at the three-month LIBOR rate, established at the beginning of each calendar quarter, plus a stated margin.

        Income Taxes.    We recorded no income tax expense or benefit for the three or six months ended June 30, 2002 or the three or six months ended June 30, 2001. Due to the uncertainty surrounding the realization of our net operating losses and our other deferred tax assets, we have recorded a valuation allowance for the full amount of our net deferred tax asset. For federal and state tax purposes, our net operating loss carry-forwards could be subject to certain limitations on annual utilization if certain changes in ownership were to occur as defined by federal and state tax laws. For federal and state tax purposes, our net operating loss carry-forwards acquired in the Allied Riser merger could be subject to certain limitations on annual utilization due to the change in ownership as defined by federal and state tax laws. Should we achieve profitability, our net deferred tax assets may be available to offset future income tax liabilities.

        Earnings Per Share.    Basic and diluted net loss per common share applicable to common stock decreased to $(7.18) for the three months ended June 30, 2002 from $(10.81) for the three months ended June 30, 2001. Basic and diluted net loss per common share applicable to common stock decreased to $(14.02) for the six months ended June 30, 2002 from $(19.93) for the six months ended June 30, 2001. The weighted-average shares of common stock outstanding increased to 3,421,710 shares for the three months ended June 30, 2002 from 1,404,587 shares for the three months ended June 30, 2001, and increased to 3,031,955 for the six months ended June 30, 2002 from 1,403,693 shares for the six months ended June 30, 2001 due to the issuance of approximately 2.0 million shares of common stock to the Allied Riser shareholders on February 4, 2002. The Allied Riser merger resulted in an extraordinary gain of $4.5 million, or $1.49 per common share for the six months ended June 30, 2002. The loss per common share, excluding the impact of the extraordinary gain, was ($15.52) for the six months ended June 30, 2002.

        For the three and six months ended June 30, 2001 and June 30, 2002, options to purchase 662,200 and 1,167,909 shares of common stock at weighted-average exercise prices of $10.71 and $4.80 per share, respectively, are not included in the computation of diluted earnings per share as they are anti-dilutive. For the three and six months ended June 30, 2001 and June 30, 2002, 45,809,783, and 95,583,185 shares of preferred stock, which were convertible into 4,580,978 and 10,148,309 shares of common stock, were not included in the computation of diluted earnings per share as a result of their anti-dilutive effect. For the three and six months ended June 30, 2001 and June 30, 2002, warrants for 222,750 and 854,941 shares of common stock, were not included in the computation of diluted earnings per share as a result of their anti-dilutive effect. For the three months ended June 30, 2002, 244,828 shares of common stock issuable on the conversion of the Allied Riser convertible subordinated notes, were not included in the computation of diluted earnings per share as a result of their anti-dilutive effect.

Liquidity and Capital Resources

        Since inception, we have primarily funded our operations and capital expenditures through private equity financing, long-term debt, and equipment financing arrangements. As of June 30, 2002, we have raised $178 million of private equity funding, obtained a credit facility for borrowings of up to $409.0 million, of which $206.7 million was outstanding at June 30, 2002, have capital lease obligations outstanding at June 30, 2002 of approximately $54.6 million, and have approximately $117.0 million outstanding on the Allied Riser convertible notes—due in June 2007. At June 30, 2002, our current cash and cash equivalents position and short-term investments totaling $74.0 million are an additional source of our liquidity.

        Net Cash Used in Operating Activities.    Net cash used in operating activities was $17.0 million for the six months ended June 30, 2002 as compared to a use of $17.2 million for the six months ended June 30, 2001. The change is primarily due to an increase in the net loss to $42.5 million for the six months ended June 30, 2002 from a net loss of $28.0 million for the six months ended June 30, 2001. These net losses are offset by depreciation and amortization and changes in assets and liabilities of a positive $30.0 million and positive $10.8 million for the six months ended June 30, 2002 and June 30, 2001, respectively and an extraordinary gain of $4.5 million for the six months ended June 30, 2002.

        Net Cash Provided by (Used in) Investing Activities.    Net cash from investing activities increased to a positive $21.3 million for the six months ended June 30, 2002 as compared to a negative $54.4 million for the six months ended June 30, 2001. Purchases of property and equipment were $35.0 million for the six months ended June 30, 2002 and $54.4 million for the six months ended June 30, 2001. Investing activities for the six months ended June 30, 2002 included purchases of short-term investments of $1.1 million, the payment of $9.5 million related to the April 2002 acquisition of certain assets of PSINet, the payment of $3.6 million to acquire the minority interests of STOC, and $70.4 million of cash and cash equivalents acquired in the February 4, 2002 Allied Riser merger.

        Net Cash Provided by (Used in) Financing Activities.    Financing activities provided $17.8 million for the six months ended June 30, 2002 compared to $51.1 million for the six months ended June 30, 2001. We received proceeds from borrowing under our credit facility of $18.8 million for the six months ended June 30, 2002 and $60.5 million for the six months ended June 30, 2001. The borrowings for the six months ended June 30, 2001 included $29.0 million of a working capital loan. For the six months ended June 30, 2002, we also entered into $6.8 million in loans to fund interest and fees related to the credit facility. The liquidation preference at June 30, 2002, of all classes of our preferred stock was $230.4 million. Principal repayments of capital lease obligations were $1.1 million and $9.4 million for the six months ended June 30, 2002 and June 30, 2001, respectively.

        Credit Facility.    In October 2001, we entered into an agreement with Cisco Systems Capital Corporation (Cisco Capital) under which Cisco Capital agreed to enter into a $409.0 million credit facility with us. This credit facility replaced our previous $310.0 million credit facility with Cisco Capital. As of June 30, 2002, approximately $206.7 million was outstanding under the credit facility. Additional borrowings under the Facility are available in increments subject to our satisfaction of certain operational and financial covenants over time. Up to $40 million is available for additional equipment loans through September 30, 2002, of which $20.4 million was borrowed as of June 30, 2002. An additional $85 million of equipment loans becomes available on October 1, 2002. Up to $20 million is available to fund interest and fees related to the Facility through September 30, 2002 of which $13.0 million was borrowed as of June 30, 2002. An additional $55 million for funding interest and fees related to the Facility becomes available on October 1, 2002. An additional $35 million in working capital loans becomes available on October 1, 2002. The aggregate balance of working capital loans is limited to 35 percent of outstanding equipment loans. Additional borrowings under the Facility for the purchase of products and working capital are available until December 31, 2004. Additional borrowings under the Facility for the funding of interest and fees are available until December 31, 2005. The Facility matures on December 31, 2008. At June 30, 2002, there were $164.7 million of equipment loans, $29.0 million of working capital loans and $13.0 million of interest and fee loans outstanding.

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

  •
  We must meet minimum revenue thresholds. From March 31, 2002 to September 30, 2002, we must meet monthly consolidated revenue thresholds beginning at $1.2 million, and increasing to $5.6 million. There are additional monthly revenue thresholds excluding revenue from PSINet related assets beginning at $1.2 million for March 31, 2002 and increasing to $3.7 million for September 30, 2002. Beginning with the quarterly period ending December 31, 2002, we must meet quarterly consolidated thresholds of annualized revenue. These targets begin at $90.5 million and gradually increase to $725.8 million by December 31, 2007, and $654.9 million thereafter.

  •
  Beginning March 31, 2002 we must meet monthly minimum EBITDA thresholds and in the quarter ended December 31, 2002 quarterly minimum EBITDA thresholds for the trailing four quarters. These thresholds begin at $(4.1) million as of March 31, 2002, peaking at $251.7 million as of June 30, 2005, before decreasing to $176.0 million as of March 31, 2008 and thereafter.

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

  •
  We must meet minimum thresholds for customers—counting as separate customers offices of any individual customers that are located in separate buildings that represent individual ports on our network. This threshold is 392 as of March 31, 2002, increasing to 25,168 by March 31, 2008 and thereafter.

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

        In connection with the Facility, we granted to Cisco Capital rights that, together with the warrants issued to Cisco Capital under the previous credit agreement, will permit Cisco Capital to acquire up to 5% of the fully diluted common stock of Cogent. These warrants for 710,216 common shares are exercisable for eight years from the grant date at exercise prices ranging from $12.47 to $30.44 per share, with the weighted-average exercise price of $18.10.

        The Facility is secured by the pledge of all of our assets. The Facility also includes a closing fee, facility fee and a quarterly commitment fee on the underlying commitment. Borrowings are permitted to be prepaid at any time without penalty and are subject to mandatory prepayment based upon excess cash flow or, in certain circumstances, upon the receipt of proceeds from the sale of our debt or equity securities, and other events, such as asset sales. Principal payments on the Facility begin in March 2005 and will be completed by December 2008.

        We are currently in compliance with all conditions, restrictions, and covenants contained in the Facility. The Facility is only partially available until September 30, 2002 and, assuming we remain in compliance with the covenants on that date, the entire facility will be available at that time, enabling us to fund our anticipated level of operations through the end of 2002. If the Facility becomes unavailable, at any point in time, we may not have sufficient funds to fund current or anticipated levels of operation through December 2002.

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

        The Cisco supply agreement provides for certain discounts against the list prices for Cisco equipment. The agreement also requires us to meet certain minimum purchase requirements each year during the four-year initial term of the agreement, provided that Cisco is not in default under the credit facility between Cisco and us. We have satisfied the minimum requirement through December 31, 2001. For 2002, 2003 and 2004, we must meet minimum purchase requirements of $29.5 million, $42.4 million and $45.5 million, respectively. In addition, we purchase from Cisco technical support and assistance with respect to the Cisco hardware and software purchased under the supply agreement. As of June 30, 2002, we had purchased approximately $164.7 million towards this commitment.

        Our contractual cash obligations are as follows:

	Payments due by period
(in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual Cash Obligations
Long term debt	$367,572	8,774	20,942	241,285	96,571
Capital lease obligations	103,148	6,949	11,937	10,314	73,948
Operating leases	209,467	25,683	46,125	33,809	103,850
Unconditional purchase obligations	152,880	16,787	83,645	26,495	25,953

Total contractual cash obligations	833,067	58,193	162,649	311,903	300,322

        Future Capital Requirements.    Our future capital requirements will depend on a number of factors, including our success in increasing the number of customers using our services and the number of buildings we serve, the expenses associated with the build-out of our network, regulatory changes, competition, technological developments, potential merger and acquisition activity and the economy's ability to recover from the recent downturn. We believe our available liquidity resources, assuming the availability of our Cisco credit facility, will be sufficient to fund our operating needs at least through the end of the next fiscal year. We have based this estimate on assumptions that may prove to be wrong. For example, future capital requirements will change from current estimates to the extent to which we acquire or invest in businesses, assets, products and technologies. Our forecast of the period of time through which our financial resources will be adequate to support our operations and capital expenditures is a forward-looking statement that involves risks and uncertainties, and actual results could vary. Until we can generate sufficient levels of cash from our operations, which we do not expect to achieve this year, we will continue to rely on equity financing and our credit facility to satisfy our cash needs. We cannot assure you that this financing will be available on terms favorable to us or our stockholders, or at all. Insufficient funds may require us to delay or scale back the build-out of our network or to restructure our business. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders may result.

        The Company may from elect to purchase or otherwise retire the Allied Riser notes with cash, stock or assets from time to time in open market or privately negotiated transactions, either directly or through intermediaries where we believe that market conditions are favorable to do so. Such purchases may have a material effect on our liquidity, financial condition and results of operations.

        Allied Riser's notes may become immediately due if the merger is deemed to be a "change in control," as defined by the related indenture. On March 25, 2002, certain of the holders of the notes asserted to us that the merger constituted a change of control, and that as a result an event of default had occurred under the indenture. On March 27, 2002, the Trustee under the indenture notified us that an event of default had occurred based on such noteholder's assertions and that the principal amount of the notes and accrued interest was immediately due and payable. We do not believe that the merger would qualify as a change in control as defined in the indenture and are vigorously disputing the noteholders' assertion. However, in the event that the merger is deemed to be a change in control, we could be deemed to be in default under the indenture and obligated to pay the principal amount of the notes and accrued interest or to repurchase the notes at their full face value. We cannot assure you that we will have the ability to do this if we are required to do so. If we are unable to repurchase the notes and pay the accrued interest, we will be in default of the indenture and our obligations under our credit facility could become due and payable. This issue is currently in litigation between us and certain noteholders. This litigation is discussed in greater detail in "Legal Proceedings".

        The Company is subject to claims and lawsuits arising in the ordinary course of business. Management believes that the outcome of any such proceedings to which we are a party will not have a material adverse effect on the Company.

Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. The statement provides accounting and reporting standards for recognizing obligations related to asset retirement costs associated with the retirement of tangible long-lived assets. Under this statement, legal obligations associated with the retirement of long-lived assets are to be recognized at their fair value in the period in which they are incurred if a reasonable estimate of fair value can be made. The fair value of the asset retirement costs is capitalized as part of the carrying amount of the long-lived asset and expensed using a systematic and rational method over the assets' useful life. Any subsequent changes to the fair value of the liability will be expensed. Adoption of this standard is not expected to have a material impact on impact on our operations or financial position.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes FASB No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," but retains that statement's fundamental provisions for recognition and measurement of impairment of long-lived assets to be held and used and measurement of long-lived assets to be disposed of by sale. SFAS No. 144 also supersedes the accounting/reporting provisions of APB Opinion No. 30 for segments of a business to be disposed of, but retains APB 30's requirement to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. The adoption of this statement on January 1, 2002 did not have a material impact on our operations or financial position.

        In May 2002, the FASB issued SFAS No. 145. SFAS No. 145 rescinded three previously issued statements and amended SFAS No. 13, "Accounting for Leases." The statement provides reporting standards for debt extinguishments and provides accounting standards for certain lease modifications that have economic effects similar to sale-leaseback transactions. The statement is effective for certain lease transactions occurring after May 15, 2002 and all other provisions of the statement shall be effective for financial statements issued on or after May 15, 2002. Adoption of this standard did not have any impact on our financial position or the presentation of any transactions.

        On July 29, 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including

Certain Costs Incurred in a Restructuring)." SFAS 146 replaces Issue 94-3. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        All of our financial instruments that are sensitive to market risk are entered into for purposes other than trading. Our primary market risk exposure is related to our marketable securities and credit facility. We place our marketable securities investments in instruments that meet high credit quality standards as specified in our investment policy guidelines. Marketable securities were approximately $74.0 million at June 30, 2002, $71.2 million of which are considered cash equivalents and mature in 90 days or less and $2.8 million are short-term investments consisting of commercial paper.

        Our credit facility provides for secured borrowings at the 90-day LIBOR rate plus a specified margin based upon our leverage ratio, as defined in the agreement. The interest rate resets on a quarterly basis and was a weighted-average of 6.9% as of June 30, 2002. Interest payments are deferred and begin in 2005. Borrowings are secured by a pledge of all of our assets. The credit facility matures on December 31, 2008. Borrowings may be repaid at any time without penalty subject to minimum payment amounts.

        If market rates were to increase immediately and uniformly by 10% from the level at June 30, 2002, the change to our interest sensitive assets and liabilities would have an immaterial effect on our financial position, results of operations and cash flows over the next fiscal year. A 10% increase in the weighted-average interest rate for three-month period ended June 30, 2002 would have increased interest expense for the period by approximately $0.3 million.

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

        On January 16, 2002, Allied Riser received a letter from Hewlett-Packard Company alleging that certain unspecified contracts are in arrears, and demanding payment in the amount of $10.0 million. The letter does not discuss the basis for the claims or whether the funds sought are different from or in addition to the funds sought in the July 26, 2001 lawsuit. Allied Riser, through its legal counsel, has made an inquiry of Hewlett-Packard's counsel to determine the basis for the claims in the letter and determined that they relate to claimed lease obligations. We intend to vigorously contest this claim.

        Hewlett-Packard has provided us with little evidence related to its claims. We believe that the amounts, if any, owed to Hewlett-Packard are significantly less than Hewlett-Packard's claims.

        One of the Company's subsidiaries, Allied Riser Operations Corporation, is involved in a dispute with its former landlord in Dallas, Texas. Allied Riser terminated the lease in March 2002 and the dispute is over whether it had the right to do so. The landlord has alleged that a default under the lease has occurred. Allied Riser Operations Corporation has informed the landlord that the lease was terminated as provided by its terms. On July 15, 2002, the landlord filed suit alleging that Allied Riser did not have the right to terminate the lease and claiming damages. We intend to vigorously contest this claim. The Company intends to vigorously contest this claim. Although the suit did not specify damages, the Company estimates, based upon the remaining payments under the lease and assuming no mitigation of damages by the landlord, that the amount in controversy may total approximately $2.5 million.

        The three matters discussed below are, we believe, related to an effort by a group of bondholders to pressure us into buying back the notes they hold. The bondholders involved are a group of hedge funds that own (we believe) more than 40% of the 7.50% convertible subordinated notes due 2007 that were issued by Allied Riser Communications Corporation in June 2000. Allied Riser is now a

subsidiary of the Company and the Company has become a co-obligor on the notes. Beginning in August 2001 these hedge funds have attempted to force the repurchase of the notes they hold.

          On December 12, 2001 Allied Riser announced that certain holders of its 7.50% convertible subordinated notes due 2007 filed notices as a group with the Securities and Exchange Commission (SEC) on Schedule 13D including copies of documents indicating that such group had filed suit in Delaware Chancery Court on December 6, 2001 against Allied Riser and its board of directors. The suit alleges, among other things, breaches of fiduciary duties and default by Allied Riser under the indenture related to the notes, and requested injunctive relief to prohibit Allied Riser's merger with Cogent. The plaintiffs amended their complaint on January 11, 2002 and subsequently served it on Allied Riser. On January 28, 2002 the Court held a hearing on a motion by the plaintiffs to preliminarily enjoin the merger. On January 31, 2002 the Court issued a Memorandum Opinion denying that motion. On July 23, 2002, the plaintiffs filed a motion for partial summary judgement in which they allege that the merger was a "change in control" as defined by the indenture. We believe that the suit is without merit, and intend to continue to vigorously contest it.

          On February 21, 2002, the Division of Enforcement of the SEC requested that we voluntarily provide it certain documents related to the fairness opinion delivered to the Allied Riser board of directors by Allied Riser's financial advisor, Houlihan Lokey Howard & Zukin on August 28, 2001, and our Series C preferred stock financing. We have complied with the request. The SEC has not informed us as to the reason for its request. However, we believe that the SEC inquiry was prompted by the submission of a letter to the SEC by counsel to the hedge fund plaintiffs in the Delaware Chancery Court case described above questioning the disclosure in the registration statement and prospectus filed in conjunction with the merger of Allied Riser into a subsidiary of Cogent. We have not heard from the Division of Enforcement of the SEC since we provided the documents.

          On March 27, 2002, certain holders of Allied Riser's notes filed an involuntary bankruptcy petition under Chapter 7 of the United States Bankruptcy Code against Allied Riser in United States Bankruptcy Court for the Northern District of Texas, Dallas Division. Three of the four petitioners are plaintiffs in the Delaware Chancery Court case described above and the fourth is also a hedge fund. Petitioners contend that the acquisition of Allied Riser was a change of control, as defined in the indenture, that entitled them to declare the 7.5% convertible subordinated notes were accelerated and are therefore due and payable. The petition does not name Cogent as a party. We note, however, that pursuant to the terms of the supplemental indenture related to the notes, Cogent is a co-obligor of the notes. On June 11, 2002 the Bankruptcy Court Judge ruled in Allied Riser's favor stating that the involuntary bankruptcy petition would be dismissed. On August 8, 2002, the judge issued a written order dismissing the petition.

          We are subject to claims and lawsuits arising in the ordinary course of business. Management believes that the outcome of any such proceedings to which we are a party will not have a material adverse effect on us.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

        At various times during the three months ended June 30, 2002, we granted to employees and directors options to purchase an aggregate of 98,095 shares of common stock with a weighted average exercise price of $2.37 per share. All awards of options were made for compensatory or incentive purposes only, and did not involve any sale under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        As discussed in Part I, Item 2—"Management's Discussion and Analysis of Financial Condition and Results of Operations—Future Capital Requirements" and in Part II, Item 1—"Legal

Proceedings," certain holders of Allied Riser's 7.5% convertible subordinated notes have filed claims alleging that our merger with Allied Riser resulted in a default under the governing indenture. We do not believe that we are in default under the indenture and we are vigoriously contesting any assertion that an event of default has occurred.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        On June 13, 2002, we held our 2002 Annual Meeting of Stockholders in Washington, D.C. Only holders of record of our common stock and Series A, B and C preferred stock on the record date of April 22, 2001 were entitled to vote at the Annual Meeting.

        The following nominees were elected to our board of directors, each to hold office until his or her successor is elected and qualified, by the vote set forth below:

Name	For	Withheld
David Schaeffer (1)	11,379,303	3,435
B. Holt Thrasher(2)	4,977,340	0

(1)
The votes cast in Mr. Schaeffer's election amount to 83.9% of the total number of votes entitled to be cast in his election.
(2)
The votes cast in Mr. Thrasher's election amount to 100% of the total number of votes entitled to be cast in his election.

        No other matters were voted upon at the Annual Meeting.

        The following are the names of each of our other directors whose term of office as a director continued after the meeting: James Wei, Edward Glassmeyer, H. Helen Lee, and Erel Margalit.

        On July 23, 2002, Mr. Thrasher resigned from our board of directors.

ITEM 5. OTHER INFORMATION.

        Effective August 14, 2002, William Currer, our President and Chief Operating Officer, resigned from the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a)
  Exhibits

Exhibit Number	Description
2.1	Asset Purchase Agreement, dated as of February 26, 2002, by and among Cogent Communications Group, Inc., PSINet, Inc. et al.(1)
3.1	Second Amended and Restated Certificate of Incorporation of Cogent Communications Group, Inc.(2)
3.2	Amended Bylaws of Cogent Communications Group, Inc.(3)
10.1	Amendment No. 2 to Credit Agreement, dated as of April 17, 2002, by and among Cisco Systems Capital Corporation, Cogent Communications Group, Inc., Cogent Communications, Inc. and Cogent Internet, Inc.(4)

(1)
Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated February 26, 2002.

(2)
Incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-4/A (Amendment No. 4) (333-71684) filed January 7, 2002.

(3)
Incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-4/A (Amendment No. 4) (333-71684) filed January 7, 2002.

(4)
Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on May 15, 2002.

(b)
Reports on Form 8-K

        During the three months ended June 30, 2002, the Company filed three reports on Form 8-K containing the following information and filed on the following dates:

Date	Description
April 4, 2002	This report announced the completion of our acquisition of the majority of the U.S. operations of PSINet, Inc.
June 17, 2002
This report amended our April 4, 2002 Current Report on Form 8-K to include (1) the statements of PSINet, Inc. required by Item 7(a) of Form 8-K and (2) the pro forma financial information required by Item 7(b) of Form 8-K.
July 10, 2002	This report announced the dismissal of our independent auditors, Arthur Andersen LLP, and appointed Ernst & Young LLP to serve as our new independent auditors for the year ending December 31, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2002	COGENT COMMUNICATIONS GROUP, INC.
	By:	/s/ DAVID SCHAEFFER Name: David Schaeffer Title: Chairman of the Board and Chief Executive Officer
Date: August 14, 2002	By:	/s/ HELEN LEE Name: Helen Lee Title: Chief Financial Officer
Date: August 14, 2002	By:	/s/ THADDEUS G. WEED Name: Thaddeus G. Weed Title: Vice President and Controller

QuickLinks

INDEX
COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2001 AND JUNE 30, 2002 (IN THOUSANDS, EXCEPT SHARE DATA)
COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2002 (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2002 (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2002 (IN THOUSANDS)
COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2001, AND 2002
PART II OTHER INFORMATION
SIGNATURES