Form 10-Q
period 2002-09-30
COGENT COMMUNICATIONS GROUP INC
filed 2002-11-13
CIK 1158324

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2002
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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Common Stock, $.001 par value, 3,483,898 Shares Outstanding as of November 8, 2002

INDEX

PART I FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets of Cogent Communications Group, Inc., and Subsidiaries as of December 31, 2001 and September 30, 2002
Condensed Consolidated Statements of Operations of Cogent Communications Group, Inc., and Subsidiaries for the Three and Nine Months Ended September 30, 2001 and September 30, 2002
Condensed Consolidated Statements of Cash Flows of Cogent Communications Group, Inc., and Subsidiaries for the Nine Months Ended September 30, 2001 and September 30, 2002
Notes to Interim Condensed Consolidated Financial Statements
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures
PART II OTHER INFORMATION
Item 1.	Legal Proceedings
Item 2.	Changes in Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2001 AND SEPTEMBER 30, 2002

(IN THOUSANDS, EXCEPT SHARE DATA)

	December 31, 2001	September 30, 2002 (Unaudited)
Assets
Current assets:
Cash and cash equivalents	$49,017	$51,669
Short term investments ($430 restricted, at September 30, 2002)	1,746	2,413
Prepaid expenses and other current assets	2,171	3,665
Accounts receivable, net of allowance for doubtful accounts of $112, and $3,847, respectively	1,156	5,432

Total current assets	54,090	63,179
Property and equipment:
Property and equipment	249,057	339,012
Accumulated depreciation and amortization	(13,275)	(34,076)

Total property and equipment, net	235,782	304,936
Intangible assets:
Intangible assets	11,740	23,373
Accumulated amortization	(1,304)	(6,580)

Total intangible assets, net	10,436	16,793
Other assets	19,461	20,557

Total assets	$319,769	$405,465

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,623	$8,294
Accrued liabilities	3,462	24,761
Current maturities, capital lease obligations	426	3,794

Total current liabilities	7,511	36,849
Cisco credit facility	181,312	223,556
Convertible subordinated notes, net of unamortized discount of $79,745	—	37,235
Capital lease obligations, net of current	20,732	50,884
Other long-term liabilities	—	1,206

Total liabilities	209,555	349,730

Commitments and contingencies:
Stockholders' equity:
Convertible preferred stock, Series A, $0.001 par value; 26,000,000 shares authorized, issued, and outstanding; liquidation preference of $30,061	25,892	25,892
Convertible preferred stock, Series B, $0.001 par value; 20,000,000 shares authorized; 19,370,223 shares issued and outstanding; liquidation preference of $99,168	90,009	88,009
Convertible preferred stock, Series C, $0.001 par value; 52,173,643 shares authorized; 49,773,402 shares issued and outstanding; liquidation preference of $100,000	61,345	61,345
Common stock, $0.001 par value; 21,100,000 shares authorized; 1,409,814 and 3,483,838 shares issued and outstanding, respectively	1	4
Additional paid-in capital	38,724	49,322
Deferred compensation	(11,081)	(6,985)
Stock purchase warrants	8,248	9,013
Accumulated other comprehensive income (loss)	—	(12)
Accumulated deficit	(102,924)	(170,853)

Total stockholders' equity	110,214	55,735

Total liabilities and stockholders' equity	$319,769	$405,465

The accompanying notes are an integral part of these condensed consolidated statements.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2002

(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended September 30, 2001 (Unaudited)	Three Months Ended September 30, 2002 (Unaudited)
Net service revenue (Note 1)	$657	$15,960
Operating expenses:
Network operations (including $56 of amortization of deferred compensation in 2002, none in 2001)	5,034	14,243
Selling, general, and administrative (including $798 of amortization of deferred compensation in 2002, none in 2001)	7,589	9,654
Depreciation and amortization	2,969	8,938

Total operating expenses	15,592	32,835

Operating loss	(14,935)	(16,875)
Interest income and other	435	226
Interest expense	(2,948)	(8,760)

Net loss applicable to common stock	$(17,448)	$(25,409)

Basic and diluted net loss per common share	$(12.39)	$(7.33)

Weighted-average common shares (basic and diluted)	1,408,614	3,464,403

The accompanying notes are an integral part of these condensed consolidated statements.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2002

(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

	Nine Months Ended September 30, 2001 (Unaudited)	Nine Months Ended September 30, 2002 (Unaudited)
Net service revenue (Note 1)	$747	$38,079
Operating expenses:
Network operations (including $180 of amortization of deferred compensation in 2002, none in 2001)	15,473	37,158
Selling, general, and administrative (including $2,313 of amortization of deferred compensation in 2002, none in 2001)	21,756	26,021
Depreciation and amortization	5,955	23,981

Total operating expenses	43,184	87,160

Operating loss	(42,437)	(49,081)
Interest income and other	1,763	2,136
Interest expense	(4,756)	(25,512)

Loss before extraordinary item	$(45,430)	$(72,457)

Extraordinary gain — Allied Riser merger	—	4,528

Net loss applicable to common stock	$(45,430)	$(67,929)

Net loss per common share:
Loss before extraordinary item	$(32.33)	$(22.80)
Extraordinary gain	—	1.42

Basic and diluted net loss per common share	$(32.33)	$(21.38)

Weighted-average common shares (basic and diluted)	1,405,333	3,177,577

The accompanying notes are an integral part of these condensed consolidated statements.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2002
(IN THOUSANDS)

	Nine Months Ended September 30, 2001 (Unaudited)	Nine Months Ended September 30, 2002 (Unaudited)
Cash flows from operating activities:
Net loss	$(45,430)	$(67,929)
Adjustments to reconcile net loss to net cash used in operating activities —
Extraordinary gain — Allied Riser merger	—	(4,528)
Depreciation and amortization	5,955	23,981
Amortization of debt costs	21	1,988
Amortization of debt discount — convertible notes	—	4,481
Amortization of deferred compensation	—	2,493
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(823)	(3,066)
Prepaid expenses and other current assets	5,455	3,125
Accrued interest payable	1,056	13,908
Other assets	(469)	(2,693)
Accounts payable, accrued and other liabilities	3,944	1,432

Net cash used in operating activities	(30,291)	(26,808)

Cash flows from investing activities:
Purchases of property and equipment	(72,157)	(56,871)
Purchases of short term investments	—	(667)
Acquired cash and cash equivalents — Allied Riser merger	—	70,431
Purchase of STOC minority interests	—	(3,617)
Purchase of intangible assets	—	(167)
Purchase of NetRail assets	(11,740)
Purchase of PSINet assets	—	(9,450)

Net cash used in investing activities	(83,897)	(341)

Cash flows from financing activities:
Borrowings under Cisco credit facility	69,376	31,914
Proceeds from option exercises	15	—
Repayment of capital lease obligations	(10,268)	(2,102)

Net cash provided by financing activities	59,123	29,812

Effect of exchange rate changes on cash	—	(11)
Net (decrease) increase in cash and cash equivalents	(55,065)	2,652
Cash and cash equivalents, beginning of period	65,593	49,017

Cash and cash equivalents, end of period	$10,528	$51,669

Supplemental disclosures of cash flow information:
Cash paid for interest	$9,014	$10,438
Cash paid for income taxes	—	—
Non-cash financing activities —
Capital lease obligations incurred	22,081	26,700
Borrowing under credit facility for payment of loan costs and interest	—	10,331
Allied Riser Merger
Fair value of assets acquired	—	$74,535
Less: valuation of common stock, options & warrants issued		(10,967)
Less: extraordinary gain		(4,528)

Fair value of liabilities assumed		$59,040

NetRail Acquisition
Fair value of assets acquired	12,090	—
Less: cash paid	(11,740)

Fair value of liabilities assumed	350

PSINet Acquisition
Fair value of assets acquired	—	16,602
Less: cash paid		(9,450)

Fair value of liabilities assumed		7,152

The accompanying notes are an integral part of these condensed consolidated statements.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001, AND 2002
(Unaudited)

1.    Organization and General:

Description of Business and Acquisitions

        Cogent Communications, Inc. ("Cogent") was formed on August 9, 1999, as a Delaware corporation and is located in Washington, DC. Cogent is a facilities-based Internet Services Provider ("ISP"), providing Internet access to businesses in over 30 major metropolitan areas in the United States and in Toronto, Canada. In 2001, Cogent formed Cogent Communications Group, Inc., (the "Company"), a Delaware corporation. Effective on March 14, 2001, Cogent's stockholders exchanged all of their outstanding common and preferred shares for an equal number of shares of the Company, and Cogent became a wholly owned subsidiary of the Company. The common and preferred shares of the Company include rights and privileges identical to the common and preferred shares of Cogent. This was a tax-free exchange that was accounted for by the Company at Cogent's historical cost. All of Cogent's options for shares of common stock were also converted to options of the Company.

        The Company's high-speed Internet access service is delivered to the Company's customers over a nationwide fiber-optic network. The Company's network is dedicated solely to Internet Protocol data traffic. The Company's network includes 30-year indefeasible rights of use ("IRUs") to a nationwide fiber-optic intercity network of approximately 12,500 route miles (25,000 fiber miles) of dark fiber from Williams Communications Group, Inc. These IRUs are configured in two rings that connect many of the major metropolitan markets in the United States. In order to extend the Company's national backbone into local markets, the Company has entered into leased fiber agreements for intra-city dark fiber from several providers. These agreements are primarily under 15-25 year IRUs. Since the Company's acquisition of certain assets of PSINet, Inc. ("PSINet"), the Company began operating a more traditional Internet service provider business, with lower speed connections provided by leased circuits obtained from telecommunications carriers (primarily local telephone companies). The Company utilizes leased circuits (primarily T-1 lines) to reach these customers.

Asset Purchase Agreement—PSINet, Inc.

        In January 2002, the Company entered into a due diligence agreement with PSINet, Inc. ("PSINet"). This agreement allowed the Company to undertake due diligence related to certain of PSINet's network operations in the United States. The Company paid a $3.0 million fee in January 2002 to PSINet in connection with this arrangement. In February 2002, the Company and PSINet entered into an Asset Purchase Agreement ("APA"). Pursuant to the APA, approved on March 27, 2002 by the bankruptcy court overseeing the PSINet bankruptcy, the Company acquired certain of PSINet's assets and certain liabilities related to its operations in the United States for $9.5 million in cash. The acquisition closed on April 2, 2002. The $3.0 million payment under the due diligence agreement was applied toward this amount resulting in a $6.5 million cash payment at closing. The acquired assets include certain of PSINet's accounts receivable, rights to 10,000 route miles pursuant to indefeasible rights of use, and intangible assets, including, customer contracts, settlement-free peering rights and the PSINet trade name. Assumed liabilities include certain leased circuit commitments, facilities leases, customer contractual commitments and collocation arrangements.

        The PSINet acquisition enabled the Company to immediately incorporate a revenue stream from a set of products that the Company believes complement its core offering of 100 Mbps Internet connectivity for $1,000 per month and reduced its costs of network operations from the acquisition of settlement-free peering rights. The Company plans to support and build on the PSINet brand name that, the Company believes, is one of the most recognizable ISPs in the country. Under the PSINet label, Cogent is offering PSINet services, including Internet connectivity.

Merger Agreement—Allied Riser Communications Corporation

        On February 4, 2002, the Company acquired Allied Riser Communications Corporation ("Allied Riser"). Allied Riser provided broadband data and video communication services to small- and medium-sized businesses located in selected buildings in North America, including Canada. Upon the closing of the merger on February 4, 2002, Cogent issued approximately 2.0 million shares, or 13.4% of its common stock, on a fully diluted basis, to the existing Allied Riser stockholders and became a public company listed on the American Stock Exchange. The acquisition of Allied Riser provided the Company with necessary in-building networks as well as pre-negotiated building access rights with building owners and real estate investment trusts across the United States and in Toronto, Canada. Prior to the merger, Allied Riser had ceased providing its retail services to its customers. The Company is utilizing the Allied Riser in-building network and building access rights to provide its high speed Internet access service. The acquisition enabled the Company to accelerate its business plan and increase its footprint in the markets it serves.

NetRail Inc.

        On September 6, 2001, the Company paid approximately $11.7 million in cash for certain assets of NetRail, Inc, ("NetRail") a Tier-1 Internet service provider, in a sale conducted under Chapter 11 of the United States Bankruptcy Code. The purchased assets included certain customer contracts and the related accounts receivable, network equipment, and settlement-free peering arrangements.

Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited condensed consolidated financial statements reflect all normal recurring adjustments that the Company considers necessary for the fair presentation of the results of operations and cash flows for the interim periods covered, and of the financial position of the Company at the date of the interim consolidated balance sheet. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. While the Company believes that the disclosures made are adequate to not make the information misleading, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes in the Company's Annual Report on Form 10-K.

        The accompanying unaudited condensed consolidated financial statements include all wholly owned subsidiaries. All inter-company accounts and activity have been eliminated. Shared Technologies of Canada ("STOC") is owned by the Company's wholly owned subsidiary, ARC Canada. In March 2002, the shareholders representing the minority interest of STOC notified the Company that they had elected to exercise their rights to put their shares to the Company as provided under their shareholders' agreements. The Company paid approximately $3.6 million in April 2002 to purchase these minority interests.

        The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Business Risk and Liquidity

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

        One of the Company's suppliers of metropolitan fiber optic facilities, Metromedia Fiber Networks ("MFN"), filed for bankruptcy in May 2002 under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court. This has impacted the Company's operations by decreasing our ability to add new metropolitan fiber rings from MFN and the Company's ability to add new buildings to existing MFN rings. However, as the Company has several other providers of metropolitan fiber optic facilities the impact has not been material to our operations.

        On April 22, 2002, Williams Communications Group, Inc. filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. Williams Communications LLC, a wholly owned subsidiary of Williams Communications Group, has provided the Company with its national backbone fiber rings. Williams Communications LLC did not file a bankruptcy petition. On October 16, 2002, Williams announced that it has emerged from bankruptcy as WilTel Communications Group, Inc.

        MFN's and Williams' financial difficulties are characteristic of the telecommunications industry today. The Company's solution for metropolitan networks is to have a large number of providers and to develop the ability to construct its own fiber optic connections to the buildings the Company serves.

        The Company has obtained $177 million in venture-backed funding through the issuance of preferred stock. The Company has secured a $409 million credit facility (the "Facility") from Cisco Systems Capital Corporation ("Cisco Capital"). In connection with the Allied Riser merger, the Company acquired $70.4 million of cash and cash equivalents and assumed the obligations of Allied Riser including its convertible subordinated notes due in June 2007 totaling $117.0 million. Substantial time may pass before significant revenues are realized, and additional funds may be required to implement the Company's business plan. However, management expects that the proceeds from the issuance of preferred stock, the availability under the Facility (subject to continued covenant compliance) and the funds acquired in the Allied Riser merger, will be sufficient to fund the Company's expected activities through fiscal 2003. Although management believes that these expectations are reasonable, actual results could differ materially. The Company's future financial condition and results of operations are subject to change and to inherent risks and uncertainties. .

Financial Instruments

        The Company is party to letters of credit totaling $4.8 million as of September 30, 2002. These letters of credit are secured by certificates of deposit and commercial paper investments of $4.9 million that are restricted and included in short-term investments and deposits and other assets. No claims have been made against these financial instruments. Management does not expect any losses from the resolution of these financial instruments and is of the opinion that the fair value is zero since performance is not likely to be required.

        At September 30, 2001 and 2002, the carrying amount of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and accrued expenses approximated fair value because of the short maturity of these instruments. The interest rate on the Company's credit facility resets on a quarterly basis; accordingly, as of September 30, 2002, the fair value of the Company's credit facility approximated its carrying amount. The Allied Riser convertible subordinated notes due in June 2007 have a face value of $117.0 million. The notes were recorded at their fair value of approximately $32.7 million at the merger date. The discount is accreted to interest expense through the maturity date. The fair value of the notes at September 30, 2002, was approximately $31.1 million.

Reclassifications

        Certain amounts in the December 31, 2001 financial statements have been reclassified in order to conform to the 2002 financial statement presentation. Such reclassifications had no impact on previously reported net loss or net stockholders' equity.

Comprehensive Income (Loss)

        Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting of Comprehensive Income" requires "comprehensive income" and the components of "other comprehensive income" to be reported in the financial statements and/or notes thereto. The Company did not have any significant components of "other comprehensive income," until the nine months ended September 30, 2002. Accordingly, reported net loss is the same as "comprehensive loss" for all other periods presented (amounts in thousands).

Nine months ended September 30, 2002
Net loss	$(67,929)
Currency translation	(12)

Comprehensive loss	(67,941)

Basic and Diluted Net Loss Per Common Share

        For the three and nine months ended September 30, 2001 and September 30, 2002, options to purchase 565,570 and 1,086,150 shares of common stock at weighted-average exercise prices of $10.59 and $4.62 per share, respectively, are not included in the computation of diluted earnings per share as they are anti-dilutive. For the three and nine months ended September 30, 2001, 45,809,783, shares of preferred stock, which were convertible into 4,580,978 shares of common stock, were not included in the computation of diluted earnings per share as a result of their anti-dilutive effect. For the three and nine months ended September 30, 2002, 95,143,625, shares of preferred stock, which were convertible into 10,091,261 shares of common stock, were not included in the computation of diluted earnings per share as a result of their anti-dilutive effect. For the three and nine months ended September 30, 2001 and September 30, 2002, warrants for 222,750 and 854,941 shares of common stock, respectively, were not included in the computation of diluted earnings per share as a result of their anti-dilutive effect. For the three and nine months ended September 30, 2002, approximately 245,000 shares of common stock issuable on the conversion of the Allied Riser convertible subordinated notes, were not included in the computation of diluted earnings per share as a result of their anti-dilutive effect.

International Operations

        The Company began recognizing revenue from operations in Canada through its wholly owned subsidiary, ARC Canada effective with the closing of the Allied Riser merger on February 4, 2002. All revenue is translated into United States dollars. Revenue for ARC Canada for the period from February 4, 2002 to September 30, 2002 was approximately $3.1 million. ARC Canada's total assets were approximately $3.9 million at September 30, 2002.

Revenue Recognition

        The Company recognizes service revenue in the month in which the service is provided. All expenses related to services provided are expensed as incurred. Cash received in advance of revenue earned is recorded as deferred revenue and is recognized over the service period or, in the case of installation fees, the estimated customer life.

        In September 2002, the Company invoiced certain customers for approximately $1.3 million representing amounts contractually due for unfulfilled minimum contractual obligations. The Company has recognized a corresponding sales allowance of $1.3 million against this revenue resulting in zero net revenue recognized. The Company will recognize net revenue as the amounts are collected as cash. The Company intends to vigorously seek payment of these amounts.

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

        If the NetRail, Allied Riser and PSINet acquisitions had taken place at the beginning of 2001 and 2002 the unaudited pro forma combined results of the Company for the nine months ended September 30, 2001 and 2002 would have been as follows (amounts in thousands, except per share amounts).

	Nine Months Ended September 30, 2001	Nine Months Ended September 30, 2002
Revenue	$68,228	$52,574
Net loss before extraordinary items	(420,321)	(86,990)
Loss per share before extraordinary items — basic and diluted	$(123.08)	$(25.23)

        In management's opinion, these unaudited pro forma amounts are not necessarily indicative of what the actual results of the combined results of operations might have been if the NetRail, Allied Riser and PSINet acquisitions had been effective at the beginning of 2001 and 2002.

3.    Property and Equipment:

        Property and equipment consisted of the following (in thousands):

September 30, 2002
Owned assets:
Network equipment	$187,338
Software	6,536
Office and other equipment	2,570
Leasehold improvements	30,107
System infrastructure	1,189
Construction in progress	5,543

233,283
Less — Accumulated depreciation and amortization	(28,591)

204,692
Assets under capital leases:
IRUs	105,729
Less — Accumulated depreciation and amortization	(5,485)

100,244

Property and equipment, net	$304,936

  Capitalized Interest

        For the nine months ended September 30, 2001 and 2002, the Company capitalized interest of $3,975,000 and $600,000, respectively.

4.    Accrued Liabilities:

        Accrued liabilities consist of the following (in thousands):

September 30, 2002
General operating expenditures	$17,405
Payroll and benefits	1,019
Taxes	1,469
Interest	3,368
Deferred revenue	1,500

Total	$24,761

5.    Intangible Assets:

        Intangible assets consist of the following (in thousands):

September 30, 2002
Peering arrangements	$15,740
Customer contracts	5,575
Trade names	1,764
Non-compete agreement	294

Total	23,373
Less — accumulated amortization	(6,580)

Intangible assets, net	$16,793

        Intangible assets are being amortized over periods ranging from 24 to 60 months. Amortization expense for the three and nine months ended September 30, 2002 was approximately $2.2 million and $5.3 million, respectively. Future amortization expense related to these intangible assets is expected to be $8.5 million, $7.0 million, $1.1 million, $59,000, and $29,000 for the twelve-month periods ending September 30, 2003, 2004, 2005, 2006 and 2007, respectively.

6.    Other Assets:

        Other assets consist of the following (in thousands):

September 30, 2002
Prepaid expenses	$1,256
Deposits	5,522
Deferred financing costs, net	13,779

Total	$20,557

7.    Long-term Debt:

        In March 2000, Cogent entered into a $280 million credit facility with Cisco Capital. In March 2001, the credit facility was increased to $310 million. In October 2001, Cogent entered into a new agreement for $409 million (the "Facility"). This credit facility replaced the existing $310 million credit facility between Cisco Capital and Cogent. The Facility is available to finance the purchases of up to $270 million of Cisco network equipment, software and related services, to fund up to $64 million of working capital, and to fund up to $75 million of interest and fees related to the Facility. On January 31, 2002, the Facility was amended to modify certain covenants in connection with the Company's merger with Allied Riser. On April 17, 2002, the Facility was again amended to modify certain covenants in connection with the Company's acquisition of certain assets of PSINet. On November 6, 2002, the Facility was again amended to modify certain provisions and covenants that are reflected in the description below. If the Facility becomes unavailable, at any point in time, the Company may not have sufficient funds to fund current or anticipated levels of operation under its current business plan.

        Borrowings may be prepaid at any time without penalty and are subject to mandatory prepayment based upon excess cash flow or upon the receipt of a specified amount from the sale of the Company's securities, each as defined. Principal payments begin in March 2005. Borrowings accrue interest at the three-month LIBOR rate, established at the beginning of each calendar quarter, plus a stated margin. The margin is dependent upon the Company's leverage ratio, as defined, and may be reduced. Interest payments are deferred and begin in March 2006. The weighted-average interest rate on all borrowings for the nine months ending September 30, 2002 was approximately 6.8 percent and was 6.8 percent at September 30, 2002. Borrowings are secured by a pledge of all of Cogent's assets and common stock. The Facility includes restrictions on Cogent's ability to transfer assets to the Company, except for certain operating liabilities. The Company has guaranteed Cogent's obligations under the Facility.

        Borrowings under the Facility are available in increments subject to Cogent's satisfaction of certain operational and financial covenants over time. Up to $40 million was available for additional equipment loans through September 30, 2002, of which $33.4 million was borrowed as of September 30, 2002. An additional $91.6 million of equipment loans became available on October 1, 2002. Up to $20 million was available to fund interest and fees related to the Facility through September 30, 2002 of which $16.8 million was borrowed as of September 30, 2002. An additional $55 million for funding interest and fees related to the Facility became available on October 1, 2002. An additional $10 million in working capital loans became available on October 1, 2002 and was borrowed in November 2002. An additional $25 million of working capital becomes available in $5.0 million monthly increments from May 2003 until September 2003. The aggregate balance of working capital loans is limited to 35 percent of outstanding equipment loans. Additional borrowings under the Facility for the purchase of products and working capital are available until December 31, 2004. Additional borrowings under the Facility for the funding of interest and fees are available until December 31, 2005. The Facility matures on December 31, 2008.

        At September 30, 2002, there were $177.8 million of equipment loans, $29.0 million of working capital loans and $16.8 million of interest and fee loans outstanding.

        Maturities of borrowings under the Facility are as follows (in thousands):

For the twelve months ending September 30,
2003	$—
2004	—
2005	8,359
2006	58,676
2007	74,519
Thereafter	82,002

$223,556

Allied Riser Convertible Subordinated Notes

        On June 28, 2000, Allied Riser completed the issuance and sale in a private placement of an aggregate of $150.0 million in principal amount of its 7.50% convertible subordinated notes due June 15, 2007 (the "Notes"). At the closing of the merger between Allied Riser and the Company approximately $117.0 million of the Notes were outstanding. The Notes were convertible at the option of the holders into shares of Allied Riser's common stock at an initial conversion price of approximately 65.06 shares of Allied Riser common stock per $1,000 principal amount. The conversion ratio is adjusted upon the occurrence of certain events. The conversion rate was adjusted to approximately 2.09 shares of the Company's common stock per $1,000 principal amount in connection with the merger. Interest is payable semiannually on June 15 and December 15, and is payable, at the election of the Company, in either cash or registered shares of the Company's common stock. The Notes are redeemable at the Company's option at any time on or after the third business day after June 15, 2004, at specified redemption prices plus accrued interest.

        Maturities of the Notes are as follows (in thousands):

For the twelve months ending September 30,
2003	$—
2004	—
2005	—
2006	—
2007	116,980

$116,980

8.    Commitments and Contingencies:

Capital Leases

        The Company has entered into lease agreements with several providers for intra-city and intercity dark fiber primarily under 15-25 year IRUs. These IRUs connect the Company's national backbone fiber with the multi-tenant office buildings and the customers served by the Company. Once the Company has accepted the related fiber route, leases of intra-city and inter-city fiber-optic rings that meet the criteria for treatment as capital leases are recorded as a capital lease obligation and IRU asset. The Company acquired certain capital lease agreements related to equipment purchases in connection with the Allied Riser merger.

        The future minimum commitments under these agreements are as follows (in thousands):

For the twelve months ending September 30,
2003	$7,587
2004	7,256
2005	6,049
2006	5,655
2007	4,926
Thereafter	69,006

Total minimum lease obligations	100,479
Less — amounts representing interest	(45,801)

Present value of minimum lease obligations	54,678
Current maturities	(3,794)

Capital lease obligations, net of current maturities	$50,884

Fiber Leases and Construction Commitments

        The Company has agreements with several fiber providers for the construction of laterals to connect office buildings to metro fiber rings and for the leasing of these metro fiber rings and the lateral fiber. In June 2002, the Company expanded its inter-city network by entering into a lease agreement to that connected its network to the Toronto, Ontario market. These leases are generally for a period of 15-20 years and include renewal periods. The future commitments under these arrangements were approximately $31.9 million at September 30, 2002.

Equipment Purchase Commitment

        In March 2000, the Company entered into a five-year agreement to purchase from Cisco minimum annual amounts of equipment, professional services, and software. In June 2000, the agreement was amended to increase the Company's previous commitment to purchase $150.1 million over four years to

$212.2 million over five years. In October 2001, the commitment was increased to purchase $270 million until December 2004. As of September 30, 2002, the Company has purchased approximately $177.8 million towards this commitment.

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

        On January 16, 2002, Allied Riser received a letter from Hewlett-Packard Company alleging that certain unspecified contracts are in arrears, and demanding payment in the amount of $10.0 million. The letter does not discuss the basis for the claims or whether the funds sought are different from or in addition to the funds sought in the July 26, 2001 lawsuit and determined that they relate to lease obligations. Allied Riser, through its legal counsel, has made an inquiry of Hewlett-Packard's counsel to determine the basis for the claims in the letter. The Company intends to continue to vigorously contest this claim.

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

          On December 12, 2001, Allied Riser announced that certain holders of its 7.50% convertible subordinated notes due 2007 filed notices as a group with the Securities and Exchange Commission (SEC) on Schedule 13D including copies of documents indicating that such group had filed suit in Delaware Chancery Court on December 6, 2001 against Allied Riser and its board of directors. The suit alleges, among other things, breaches of fiduciary duties and default by Allied Riser under the indenture related to the notes, and requested injunctive relief to prohibit Allied Riser's merger with the Company. The plaintiffs amended their complaint on January 11, 2002 and subsequently served it on Allied Riser. On January 28, 2002, the Court held a hearing on a motion by the plaintiffs to preliminarily enjoin the merger. On January 31, 2002, the Court issued a Memorandum Opinion denying that motion. On July 23, 2002, the plaintiffs filed a motion for partial summary judgment in which they alleged that the merger was a "change of control" as defined by the indenture. On November 7, 2002, the Court issued a ruling denying that motion. Instead, the Court determined that there had not been a "change of control", as defined. This decision may be appealed by the plaintiffs. Management believes that the suit is without merit, and intends to continue to vigorously contest it.

          On February 21, 2002, the Division of Enforcement of the SEC requested that the Company voluntarily provide it certain documents related to the fairness opinion delivered to the Allied Riser board of directors by Allied Riser's financial advisor, Houlihan Lokey Howard & Zukin on August 28, 2001, and the Company's Series C preferred stock financing. The Company has complied with the request. The SEC has not informed the Company as to the reason for its request. However, management believes that the SEC inquiry was caused by the submission of a letter to the SEC by counsel to the hedge fund plaintiffs in the Delaware Chancery Court case described above questioning the disclosure in the registration statement and prospectus filed in conjunction with the merger of Allied Riser into a subsidiary of the Company. The Company has not heard from the SEC since the Company provided the documents.

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

Twelve months ending September 30,
2003	$18,323
2004	18,217
2005	16,195
2006	13,167
2007	9,784
Thereafter	40,792

$116,478

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

        Future minimum obligations related to these arrangements are as follows (in thousands):

Twelve months ending September 30,
2003	$9,858
2004	4,514
2005	3,577
2006	3,649
2007	3,721
Thereafter	58,181

$83,500

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

        In August 2002, one of the Company's holders of Series B preferred stock converted 439,560 shares of Series preferred stock into 57,050 shares of common stock.

10.  Related Party:

        The Company's headquarters is located in an office building owned by an entity controlled by the Company's Chief Executive Officer. The Company paid $301,000 for the nine months ended September 30, 2002 in rent to this entity.

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

        As Cogent began to serve customers, we began to incur additional elements of network operations costs, including building access agreement fees, network maintenance costs, circuit costs and transit costs. Transit costs include the costs of transporting our customers' Internet traffic to and from networks that compose the Internet and with which we do not have a direct settlement-free peering agreement. Circuit costs include the costs of connections provided by leased circuits obtained from telecommunications carriers (primarily local telephone companies).

        Merger with Allied Riser Communications Corporation.    On August 28, 2001, we entered into an agreement to merge with Allied Riser Communications Corporation. Allied Riser provided broadband data and video communication services to small- and medium-sized businesses located in selected buildings in North America, including Canada. Upon the closing of the merger on February 4, 2002, Cogent issued approximately 2.0 million shares, or 13.4% of its common stock, on a fully diluted basis, to the existing Allied Riser stockholders. The merger agreement required Cogent to assume the outstanding obligations of Allied Riser as of the closing date. We believe the acquisition of Allied Riser provided us with in-building networks as well as pre-negotiated building access rights with building owners and real estate investment trusts across the United States and in Toronto, Canada. Prior to the merger, Allied Riser had ceased providing its retail services to its customers. We are utilizing the Allied Riser in-building network and building access rights to provide our high speed Internet access service. We believe that the acquisition has enabled us to accelerate our business plan and increase our footprint in the markets we serve.

        Acquisition of NetRail Inc. Assets.    On September 6, 2001, Cogent acquired for approximately $11.7 million in cash the major assets of NetRail, Inc. through a sale conducted under Chapter 11 of the United States Bankruptcy Code. The assets include certain customer contracts and the related accounts receivable, network equipment, and settlement-free peering arrangements. Settlement-free peering rights permit the transfer of data traffic to and from other carriers without payment between the carriers. NetRail's facilities and traffic have been integrated with our network. We believe that the acquisition has reduced our costs of network operations from the availability of NetRail's Tier-1 settlement-free peering arrangements.

        Acquisition of PSINet assets.    On April 2, 2002, we closed our transaction to purchase certain assets of PSINet, Inc. Pursuant to the asset purchase agreement approved on March 27, 2002 by the bankruptcy court overseeing the PSINet bankruptcy, we acquired certain of PSINet's assets and assumed certain liabilities related to its operations in the United States for a total of $9.5 million in cash. The assets include certain of PSINet's accounts receivable, rights to 10,000 route miles pursuant to indefeasible rights of use, and certain intangible assets including settlement-free peering rights, customer contracts and the PSINet trade name. Assumed liabilities include certain leased circuit commitments, facilities leases, customer contractual commitments and collocation arrangements. This acquisition added a new element to our operations in that in addition to our current high-speed Internet access business, we began operating a more traditional Internet service provider business, with lower speed connections provided by leased circuits obtained from telecommunications carriers (primarily local telephone companies). We believe that the PSINet acquisition has provided us with a revenue stream from a set of products that complement our core offering of 100 Mbps Internet connectivity for $1,000 per month. We plan to support and build the PSINet brand name, which we believe is one of the most recognizable ISPs in the country. Under the PSINet label, we are offering PSINet services, including Internet connectivity.

        Williams Communications Bankruptcy.    On April 22, 2002, Williams Communications Group, Inc. filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. Williams Communications LLC, a wholly owned subsidiary of Williams Communications Group, has provided the Company with its national backbone fiber rings. Williams Communications LLC did not file a bankruptcy petition. On October 16, 2002, Williams announced that it has emerged from bankruptcy as WilTel Communications Group, Inc

        Metromedia Fiber Networks ("MFN") and Other Telecommunications Companies.    One of our suppliers of metropolitan fiber optic facilities, MFN, filed for bankruptcy in May 2002 under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court. This has impacted our operations by decreasing our ability to add new metropolitan fiber rings from MFN and our ability to add new buildings to existing MFN rings. However, as the Company has several other providers of metropolitan fiber optic facilities the impact has not been material to our operations. MFN's financial difficulties are characteristic of the telecommunications industry today. Several of our vendors, have been reported in the financial press to be experiencing financial difficulties. Our solution for metropolitan networks is to have a large number of providers and to develop the ability to construct our own fiber optic connections to the buildings we serve.

Results of Operations

        Net Revenue.    Net revenue for the three months ending September 30, 2002 was $16.0 million compared to $657,000 for the three months ending September 30, 2001. Net revenue for the nine months ending September 30, 2002 was $38.1 million compared to $747,000 for the nine months ending September 30, 2001. The increases in net revenue are attributed to the increase in customers purchasing our service offerings including the customers acquired in the PSINet, Allied Riser and NetRail acquisitions.

        Net revenue for the three months ending September 30, 2002 was $16.0 million compared to $18.6 million for the three months ending June 30, 2002. This decline resulted from cancellations from customers acquired in the PSINet acquisition more than offsetting the increase in net revenues from new installations of the Company's original product offering.

        In September 2002, the Company invoiced certain customers for approximately $1.3 million representing amounts contractually due for unfulfilled minimum contractual obligations. The Company has recognized a corresponding sales allowance of $1.3 million against this revenue resulting in zero net revenue recognized. The Company will recognize net revenue as the amounts are collected as cash. The Company intends to vigorously seek payment for these amounts.

        Network Operations Costs.    Network operations costs are primarily comprised of the following elements:

  •
  for the three and nine months ended September 30, 2001, temporary leased transmission capacity incurred for certain network segments until the nationwide fiber-optic intercity network was placed in service;

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

        The cost of network operations was $14.2 million for the three months ended September 30, 2002 compared to $5.0 million for the three months ended September 30, 2001. The cost of network operations was $37.2 million for the nine months ended September 30, 2002 compared to $15.5 million for the nine months ended September 30, 2001. These increases were primarily due to an increase in the number of leased network facilities, circuit fees commencing in April 2002 related to the PSINet customers acquired, an increase in maintenance fees on our IRU's and network equipment, an increase in transit charges associated with an increase in network traffic, an increase in headcount, and an increase in the number of building access agreements and the related fees, including the building access agreements acquired in the February 2002 Allied Riser merger. These increases are partially offset by the elimination of temporary leased transmission capacity charges in 2002. The cost of temporary leased transmission capacity was $4.2 million for the nine months ended September 30, 2001. There were no such costs for the nine months ended September 30, 2002. Leased transmission capacity costs were incurred until the remaining segments of our nationwide fiber-optic intercity network were placed in service. As this leased capacity of the network was replaced with our dark fiber IRUs, the related cost of network operations decreased and depreciation and amortization expense increased. We believe that the cost of network operations will increase as Cogent continues to construct its network, acquire additional office building access agreements, and service an increasing number of customers.

        Selling, General, and Administrative Expenses.    Selling, general and administrative expenses, or SG&A, primarily include salaries and related administrative costs. SG&A increased to $9.7 million for the three months ended September 30, 2002 from $7.6 million for the three months ended September 30, 2001. SG&A increased to $26.0 million for the nine months ended September 30, 2002 from $21.8 million for the nine months ended September 30, 2001. SG&A for the three and nine months ended September 30, 2002 includes approximately $0.8 million and $2.3 million, respectively of amortization of deferred compensation. SG&A expenses increased primarily from an increase in activities required to support our increase in customers and expanding operation. We capitalize the salaries and related benefits of employees directly involved with our construction activities. We began capitalizing these costs in July 2000 and will continue to capitalize these costs while our network is under construction. We believe that SG&A expenses will continue to increase primarily due to costs required to support our expanded operations and increase in customers.

        Depreciation and Amortization.    Depreciation and amortization expense increased to $8.9 million for the three months ended September 30, 2002 from $3.0 million for the three months ended September 30, 2001. Depreciation and amortization expense increased to $24.0 million for the nine months ended September 30, 2002 from $6.0 million for the nine months ended September 30, 2001. These expenses include the depreciation of the capital equipment required to support our network and the amortization of our IRUs and the amortization of intangible assets. Amortization expense related to intangible assets for the three and nine months ended September 30, 2002 was approximately $2.2 million and $5.3 million, respectively. There were no intangible assets in 2001 until the September 7, 2001 acquisition of certain assets of NetRail. Accordingly, amortization expense related to intangible assets for the three and nine months ended September 30, 2001 was not material. Depreciation expense increased because we had more capital equipment and IRUs in service in 2002 than in the same period in 2001. We begin to depreciate our capital assets once the related assets are placed in service. We believe that future depreciation and amortization expense will continue to increase due to the acquisition of additional network equipment, existing equipment being placed in service, and the amortization of our capital lease IRUs.

        Interest Income and Expense.    Interest income decreased to $0.2 million for the three months ended September 30, 2002 from $0.4 million for the three months ended September 30, 2001. Interest income increased to $2.1 million for the nine months ended September 30, 2002 from $1.8 million for the nine months ended September 30, 2001 Interest income relates to interest earned on our marketable securities which includes money market accounts and commercial paper. The change in interest income resulted from an increase in marketable securities either partly or fully offset by a reduction in interest rates.

        Interest expense increased to $8.8 million for the three months ended September 30, 2002 from $2.9 million for the three months ended September 30, 2001. Interest expense increased to $25.5 million for the nine months ended September 30, 2002 from $4.8 million for the nine months ended September 30, 2001. The increase in interest expense results from an increase in borrowings and capital leases in 2002 and the interest expense associated with the Allied Riser convertible subordinated notes partially offset by a reduction in interest rates. Interest expense includes interest charged on our vendor financing facility, capital lease agreements, the Allied Riser convertible subordinated notes and the amortization of deferred financing costs. Cogent began borrowing under its credit facility with Cisco Capital in August 2000 and had borrowed $223.6 million at September 30, 2002 and $136.6 million at September 30, 2001. We capitalized $0.6 million of interest expense for the nine months ended September 30, 2002 and $4.0 million for the nine months ended September 30, 2001. The reduction in capitalized interest resulted from a reduction in the dollar value of our network under construction during the period and a reduction in interest rates. We began capitalizing interest in July 2000 and will continue to capitalize interest expense while our network is under construction. Borrowings accrue interest at the three-month LIBOR rate, established at the beginning of each calendar quarter, plus a stated margin.

        Income Taxes.    We recorded no income tax expense or benefit for the three or nine months ended September 30, 2002 or the three or nine months ended September 30, 2001. Due to the uncertainty surrounding the realization of our net operating losses and our other deferred tax assets, we have recorded a valuation allowance for the full amount of our net deferred tax asset. For federal and state tax purposes, our net operating loss carry-forwards could be subject to certain limitations on annual utilization if certain changes in ownership were to occur as defined by federal and state tax laws. For federal and state tax purposes, our net operating loss carry-forwards acquired in the Allied Riser merger will be subject to certain limitations on annual utilization due to the change in ownership as defined by federal and state tax laws. Should we achieve profitability, Allied Riser's net deferred tax assets may be available to offset future income tax liabilities.

        Earnings Per Share.    Basic and diluted net loss per common share applicable to common stock decreased to $(7.33) for the three months ended September 30, 2002 from $(12.39) for the three months ended September 30, 2001. Basic and diluted net loss per common share applicable to common stock decreased to $(21.38) for the nine months ended September 30, 2002 from $(32.33) for the nine months ended September 30, 2001. The weighted-average shares of common stock outstanding increased to 3,464,403 shares for the three months ended September 30, 2002 from 1,408,614 shares for the three months ended September 30, 2001, and increased to 3,177,577 for the nine months ended September 30, 2002 from 1,405,333 shares for the nine months ended September 30, 2001 due to the issuance of approximately 2.0 million shares of common stock to the Allied Riser shareholders on February 4, 2002. The Allied Riser merger resulted in an extraordinary gain of $4.5 million, or $1.42 per common share for the nine months ended September 30, 2002. The loss per common share, excluding the impact of the extraordinary gain, was ($22.80) for the nine months ended September 30, 2002.

        For the three and nine months ended September 30, 2001 and September 30, 2002, options to purchase 565,570 and 1,086,150 shares of common stock at weighted-average exercise prices of $10.59 and $4.62 per share, respectively, are not included in the computation of diluted earnings per share as they are anti-dilutive. For the three and nine months ended September 30, 2001, 45,809,783, shares of preferred stock, which were convertible into 4,580,978 shares of common stock, were not included in the computation of diluted earnings per share as a result of their anti-dilutive effect. For the three and nine months ended September 30, 2002, 95,143,625, shares of preferred stock, which were convertible into 10,091,261 shares of common stock, were not included in the computation of diluted earnings per share as a result of their anti-dilutive effect. For the three and nine months ended September 30, 2001 and September 30, 2002, warrants for 222,750 and 854,941 shares of common stock, respectively, were not included in the computation of diluted earnings per share as a result of their anti-dilutive effect. For the three and nine months ended September 30, 2002, approximately 245,000 shares of common stock issuable on the conversion of the Allied Riser convertible subordinated notes, were not included in the computation of diluted earnings per share as a result of their anti-dilutive effect.

Liquidity and Capital Resources

        Since inception, we have primarily funded our operations and capital expenditures through private equity financing, long-term debt, and equipment financing arrangements. As of September 30, 2002, we have raised $177 million of private equity funding, obtained a credit facility for borrowings of up to $409.0 million, of which $223.6 million was outstanding at September 30, 2002, have capital lease obligations outstanding at September 30, 2002 of approximately $54.7 million, and have approximately $117.0 million outstanding on the Allied Riser convertible notes—due in June 2007. At September 30, 2002, our current cash and cash equivalents position and short-term investments totaled $54.1 million.

        Net Cash Used in Operating Activities.    Net cash used in operating activities was $26.8 million for the nine months ended September 30, 2002 as compared to a use of $30.3 million for the nine months ended September 30, 2001. The net loss increased to $67.9 million for the nine months ended September 30, 2002 from a net loss of $45.4 million for the nine months ended September 30, 2001. These net losses are offset by depreciation and amortization and changes in assets and liabilities of a positive $32.9 million and a positive $12.7 million, respectively, for the nine months ended September 30, 2002 and a positive $6.0 million and a positive $9.2 million, respectively, for the nine months ended September 30, 2001. Net cash used in operating activities includes an extraordinary gain of $4.5 million for the nine months ended September 30, 2002.

        Net Cash Used in Investing Activities.    Net cash from investing activities was a negative $0.3 million for the nine months ended September 30, 2002 as compared to a negative $83.9 million for the nine months ended September 30, 2001. Purchases of property and equipment were $56.9 million for the nine months ended September 30, 2002 and $72.2 million for the nine months ended September 30, 2001. Investing activities for the nine months ended September 30, 2002 included purchases of short-term investments of $0.7 million, the payment of $9.5 million related to the April 2002 acquisition of certain assets of PSINet, the purchase of additional intangible assets of approximately $0.2 million, $70.4 million of cash and cash equivalents acquired in the February 4, 2002 Allied Riser merger and approximately $3.6 million paid in April 2002 to purchase the minority interests of STOC. Investing activities for the nine months ended September 30, 2001 included a payment of $11.7 million related to the September 2001 acquisition of certain assets of NetRail Inc.

        Net Cash Provided by Financing Activities.    Financing activities provided $29.8 million for the nine months ended September 30, 2002 compared to $59.1 million for the nine months ended September 30, 2001. We received proceeds from borrowing under our credit facility of $31.9 million for the nine months ended September 30, 2002 and $69.4 million for the nine months ended September 30, 2001. The borrowings for the nine months ended September 30, 2001 included $29.0 million of a working capital loan. For the nine months ended September 30, 2002, we also entered into $10.6 million in loans to fund interest and fees related to our credit facility. The liquidation preference at September 30, 2002, of all classes of our preferred stock was $229.2 million. Principal repayments of capital lease obligations were $2.1 million and $10.3 million for the nine months ended September 30, 2002 and September 30, 2001, respectively.

        Credit Facility.    In October 2001, we entered into an agreement with Cisco Systems Capital Corporation (Cisco Capital) under which Cisco Capital agreed to enter into a $409.0 million credit facility with us. This credit facility replaced our previous $310.0 million credit facility with Cisco Capital. The credit facility is available to finance the purchases of up to $270 million of Cisco network equipment, software and related services, to fund up to $64 million of working capital, and to fund up to $75 million of interest and fees related to the credit facility. On November 6, 2002, the credit facility was amended to modify certain provisions and covenants that are described below. The amendment is a result of our lower than expected revenue growth and our greater than expected cash balance. In return for our agreement to delay drawing the full amount of working capital under the credit facility, Cisco Capital agreed to reduce our revenue covenant for the quarter ending December 31, 2002 and eliminate other requirements. We expect to further re-negotiate the credit facility. If the credit facility becomes unavailable, at any point in time, we may not have sufficient funds to fund our current or anticipated levels of operation under our current business plan.

        As of September 30, 2002, approximately $223.6 million was outstanding under the credit facility that included $177.8 million of equipment loans, $29.0 million of working capital loans and $16.8 million of interest and fee loans. Additional borrowings are available in increments subject to our satisfaction of certain operational and financial covenants over time. Up to $40 million was available for equipment loans through September 30, 2002, of which $33.4 million was borrowed as of

September 30, 2002. An additional $91.6 million of equipment loans became available on October 1, 2002. Up to $20 million was available to fund interest and fees related to the credit facility through September 30, 2002 of which $16.8 million was borrowed as of September 30, 2002. An additional $55 million for funding interest and fees became available on October 1, 2002. An additional $10 million in working capital loans became available on October 1, 2002 and was borrowed in November 2002. An additional $25 million of working capital becomes available in $5.0 million monthly increments from May 2003 until September 2003. The aggregate balance of working capital loans is limited to 35 percent of outstanding equipment loans. Borrowings for the purchase of products and working capital are available until December 31, 2004. Borrowings for the funding of interest and fees are available until December 31, 2005. The credit facility matures on December 31, 2008.

        In connection with the merger with Allied Riser, the acquisition of certain assets of PSINet, and in November 2002, certain of the credit facility's covenants were renegotiated. The current covenants include the following:

  •
  Beginning on December 31, 2003, our ratio of consolidated funded debt to EBITDA must not exceed a maximum threshold. This maximum ratio begins at 11.6:1 on December 31, 2003 and declines by March 31, 2008 to 0.6:1.

  •
  We must meet minimum revenue thresholds. From March 31, 2002 to August 31, 2002, we must meet monthly consolidated revenue thresholds beginning at $1.2 million, and increasing to $5.2 million. There are additional monthly revenue thresholds excluding revenue from PSINet related assets beginning at $1.5 million for April 30, 2002 and increasing to $3.1 million for August 31, 2002. For the quarterly period ended December 31, 2002, we must meet a quarterly consolidated threshold of revenue of $15.5 million. Beginning with the quarterly period ending March 31, 2003, we must meet quarterly consolidated thresholds of annualized revenue. These targets begin at $109.3 million and gradually increase to $654.9 million by March 31, 2008, and $654.9 million thereafter.

  •
  Beginning March 31, 2002, we must meet monthly minimum EBITDA thresholds and in the quarter ended December 31, 2002 quarterly annualized minimum EBITDA thresholds. These thresholds begin at $(4.1) million as of March 31, 2002, peaking at $251.7 million as of June 30, 2005, before decreasing to $176.0 million as of March 31, 2008 and thereafter.

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

  •
  We must maintain a minimum amount of cash and short-term investments, starting with $68.2 million as of March 31, 2002. This minimum threshold varies each quarter until June 30, 2003, when it begins to increase gradually from $17.9 million to $244.7 million by December 31, 2007 and $280.6 million thereafter.

  •
  We must meet minimum requirement for nodes connected to its network. This threshold is 207 as of March 31, 2002, increasing to 2,356 by March 31, 2008, and thereafter.

  •
  We may not make capital expenditures on an annualized basis in excess of a maximum amount that varies for each year. This maximum amount is $82.0 million for the year ending December 31, 2002, increasing to $115.2 million by the year ending December 31, 2005, before decreasing to $77.6 million for the year ended December 31, 2007 and thereafter.

        For loans outstanding prior to entering into the October 2001 facility, the applicable interest rate is thirty-day LIBOR, or the London Interbank Offer Rate, plus 4.5% per annum. For loans issued after entering into the October 2001 facility, the applicable interest rate is thirty-day LIBOR plus a margin ranging from 6.5% currently, down to 2.0%, depending upon our EBITDA—or earnings before interest, taxes, depreciation and amortization—and leverage ratio—or its ratio or consolidated funded debt to EBITDA.

        In connection with the credit facility, we granted to Cisco Capital rights that, together with the warrants issued to Cisco Capital under the previous credit agreement, will permit Cisco Capital to acquire up to 5% of the fully diluted common stock of Cogent. These warrants for 710,216 common shares are exercisable for eight years from the grant date at exercise prices ranging from $12.47 to $30.44 per share, with the weighted-average exercise price of $18.10.

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

        We are currently in compliance with all conditions, restrictions, and covenants contained in the credit facility. The working capital component of the credit facility is only partially available until September 30, 2003. If the credit facility becomes unavailable, at any point in time, we may not have sufficient funds to fund current or anticipated levels of operations.

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

        The Cisco supply agreement provides for certain discounts against the list prices for Cisco equipment. The agreement also requires us to meet certain minimum purchase requirements each year during the four-year initial term of the agreement, provided that Cisco is not in default under the credit facility between Cisco and us. We have satisfied the minimum requirement through December 31, 2001. For 2002, 2003 and 2004, we must meet minimum purchase requirements of $29.5 million, $42.4 million and $45.5 million, respectively. In addition, we purchase from Cisco technical support and assistance with respect to the Cisco hardware and software purchased under the supply agreement. As of September 30, 2002, we had purchased approximately $177.8 million towards this commitment.

        Our contractual cash obligations are as follows:

	Payments due by period
(in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual Cash Obligations
Long term debt	$384,404	$8,774	$25,906	$267,721	$82,003
Capital lease obligations	100,479	7,587	13,305	10,581	69,006
Operating leases	199,976	28,181	42,502	30,320	98,973
Unconditional purchase obligations	127,158	41,030	59,481	3,381	23,266

Total contractual cash obligations	812,017	85,572	141,194	312,003	273,248

        Future Capital Requirements.    Our future capital requirements will depend on a number of factors, including our success in increasing the number of customers using our services and the number of buildings we serve, the expenses associated with the build-out of our network, regulatory changes, competition, technological developments, potential merger and acquisition activity and the economy's ability to recover from the recent downturn. We believe our available liquidity resources, assuming the availability of our Cisco credit facility, will be sufficient to fund our operating needs under our expected activities through fiscal 2003. We have based this estimate on assumptions that may prove to be wrong. For example, future capital requirements will change from current estimates to the extent to which we acquire or invest in businesses, assets, products and technologies. Our forecast of the period of time through which our financial resources will be adequate to support our operations and capital expenditures is a forward-looking statement that involves risks and uncertainties, and actual results could vary. Until we can generate sufficient levels of cash from our operations, which we do not expect to achieve this year, we will continue to rely on equity financing and our credit facility to satisfy our cash needs. We cannot assure you that this financing will be available on terms favorable to us or our stockholders, or at all. Insufficient funds may require us to delay or scale back the build-out of our network or to restructure our business. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders may result.

        We may elect to purchase or otherwise retire the Allied Riser notes with cash, stock or assets from time to time in open market or privately negotiated transactions, either directly or through intermediaries where we believe that market conditions are favorable to do so. Such purchases may have a material effect on our liquidity, financial condition and results of operations.

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

Critical Accounting Policies and Significant Estimates

        The preparation of consolidated financial statements requires management to make judgments based upon estimates and assumptions that are inherently uncertain. Such judgments affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management continuously evaluates its estimates and assumptions, including those related to allowances for doubtful accounts, revenue allowances, long-lived assets, contingencies and litigation, and the carrying values of assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

        The following is a summary of our most critical accounting policies used in the preparation of our consolidated financial statements.

  •
  We recognize service revenue in the month in which the service is provided. All expenses related to services provided are expensed as incurred. Cash received in advance of revenue earned is recorded as deferred revenue and is recognized over the service period or, in the case of installation fees, the estimated customer life. We currently fully reserve against revenue recorded for invoiced minimum contractual obligations and reverse the related allowance as these amounts are paid.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        All of our financial interests that are sensitive to market risk are entered into for purposes other than trading. Our primary market risk exposure is related to our marketable securities and credit facility. We place our marketable securities investments in instruments that meet high credit quality standards as specified in our investment policy guidelines. Marketable securities were approximately $54.1 million at September 30, 2002, $51.7 million of which are considered cash equivalents and mature in 90 days or less and $2.4 million are short-term investments consisting of commercial paper.

        Our credit facility provides for secured borrowings at the 90-day LIBOR rate plus a specified margin based upon our leverage ratio, as defined in the agreement. The interest rate resets on a quarterly basis and was a weighted-average of 6.8% as of September 30, 2002. Interest payments are deferred and begin in 2005. Borrowings are secured by a pledge of all of our assets. The credit facility matures on December 31, 2008. Borrowings may be repaid at any time without penalty subject to minimum payment amounts.

        If market rates were to increase immediately and uniformly by 10% from the level at September 30, 2002, the change to our interest sensitive assets and liabilities would have an immaterial effect on our financial position, results of operations and cash flows over the next fiscal year. A 10% increase in the weighted-average interest rate for three-month period ended September 30, 2002 would have increased interest expense for the period by approximately $0.4 million.

ITEM 4. CONTROLS AND PROCEDURES.

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

        Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

        There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed our evaluation.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

        On July 26, 2001, in a case titled Hewlett-Packard Company v. Allied Riser Operations Corporation a/k/a Allied Riser Communications, Inc., Hewlett-Packard Company filed a complaint against a subsidiary of Allied Riser, Allied Riser Operations Corporation, in the 95th Judicial District Court, Dallas County, Texas, seeking damages of $18.8 million, attorneys' fees, interest, and punitive damages relating to various types of equipment allegedly ordered from Hewlett-Packard Company by Allied Riser Operations Corporation..Allied Riser has filed its answer generally denying Hewlett-Packard's claims. We intend to continue to vigorously contest this lawsuit.

        On January 16, 2002, Allied Riser received a letter from Hewlett-Packard Company alleging that certain unspecified contracts are in arrears, and demanding payment in the amount of $10.0 million. The letter does not discuss the basis for the claims or whether the funds sought are different from or in addition to the funds sought in the July 26, 2001 lawsuit and determined that they relate to claimed lease obligations Allied Riser, through its legal counsel, has made an inquiry of Hewlett-Packard's counsel to determine the basis for the claims in the letter. We intend to vigorously contest this claim.

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

        On December 12, 2001 Allied Riser announced that certain holders of its 7.50% convertible subordinated notes due 2007 filed notices as a group with the Securities and Exchange Commission (SEC) on Schedule 13D including copies of documents indicating that such group had filed suit in Delaware Chancery Court on December 6, 2001 against Allied Riser and its board of directors. The suit alleges, among other things, breaches of fiduciary duties and default by Allied Riser under the indenture related to the notes, and requested injunctive relief to prohibit Allied Riser's merger with Cogent. The plaintiffs amended their complaint on January 11, 2002 and subsequently served it on Allied Riser. On January 28, 2002 the Court held a hearing on a motion by the plaintiffs to preliminarily enjoin the merger. On January 31, 2002 the Court issued a Memorandum Opinion denying that motion. On July 23, 2002, the plaintiffs filed a motion for summary judgment in which they alleged that the merger was a "change of control" as defined by the indenture. On November 7, 2002, the Court issued a ruling denying that motion. Instead, the Court determined that there had not been a "change of control". This decision may be appealed by the plaintiffs. We believe that the suit is without merit, and intend to continue to vigorously contest it.

        On February 21, 2002, the Division of Enforcement of the SEC requested that we voluntarily provide it certain documents related to the fairness opinion delivered to the Allied Riser board of directors by Allied Riser's financial advisor, Houlihan Lokey Howard & Zukin on August 28, 2001, and our Series C preferred stock financing. We have complied with the request. The SEC has not informed us as to the reason for its request. However, we believe that the SEC inquiry was caused by the submission of a letter to the SEC by counsel to the hedge fund plaintiffs in the Delaware Chancery Court case described above questioning the disclosure in the registration statement and prospectus filed in conjunction with the merger of Allied Riser into a subsidiary of Cogent. We have not heard from the SEC since we provided the documents.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

        None.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.

ITEM 5. OTHER INFORMATION.

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a)
  Exhibits

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of Cogent Communications Group, Inc.(1)
3.2	Amended Bylaws of Cogent Communications Group, Inc.(2)
4.1	Indenture, dated as of July 28, 2000, by and between Allied Riser Communications Corporation, as issuer, and Wilmington Trust Company, as trustee.(3)
4.2
First Supplemental Indenture, dated as of February 4, 2002, by and among Allied Riser Communications Corporation, as issuer, Cogent Communications Group, Inc., as co-obligor, and Wilmington Trust Company, as trustee.(4)
10.1
Amendment No. 3 to Credit Agreement, dated as of October 1, 2002, by and among Cisco Systems Capital Corporation, Cogent Communications Group, Inc., Cogent Communications, Inc. and Cogent Internet, Inc.
10.2
Amendment No. 4 to Credit Agreement, dated as of September 30, 2002, by and among Cisco Systems Capital Corporation, Cogent Communications Group, Inc., Cogent Communications, Inc. and Cogent Internet, Inc.
10.3	Amendment to Lease for Headquarters Space, by and between 6715 Kenilworth Avenue Partnership and Cogent Communications Group, Inc., dated July 24, 2002

(1)
Incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-4/A (Amendment No. 4) (333-71684) filed January 7, 2002.

(2)
Incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-4/A (Amendment No. 4) (333-71684) filed January 7, 2002.

(3)
Incorporated by reference to Exhibit 4.5 to our Registration Statement on Form S-4/A (Post-Effective Amendment No. 1) (333-71684) filed January 25, 2002.

(4)
Incorporated by reference to Exhibit 4.4 to our Registration Statement on Form S-4/A (Post-Effective Amendment No. 2) (333-71684) filed February 4, 2002.

(b)
Reports on Form 8-K

        During the three months ended September 30, 2002, the Company filed one report on Form 8-K containing the following information and filed on the following dates:

Date	Description
July 10, 2002	This report announced the dismissal of our independent auditors, Arthur Andersen, LLP, and the appointment of Ernst & Young, LLP as our new independent auditors, for the year ending December 31, 2002.
August 14, 2002	This report filed the Company's required certifications related to its Form 10-Q for the quarter ended June 30, 2002 pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COGENT COMMUNICATIONS GROUP, INC.
Date: November 13, 2002	By:	/s/ DAVID SCHAEFFER Name: David Schaeffer Title: Chairman of the Board and Chief Executive Officer
Date: November 13, 2002	By:	/s/ HELEN LEE Name: Helen Lee Title: Chief Financial Officer
Date: November 13, 2002	By:	/s/ THADDEUS G. WEED Name: Thaddeus G. Weed Title: Vice President and Controller

CERTIFICATIONS

Certification of Chief Executive Officer

I, David Schaeffer, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Cogent Communications Group, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ DAVID SCHAEFFER Name: David Schaeffer Title: Chief Executive Officer

Certification of Chief Financial Officer

I, Helen Lee, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Cogent Communications Group, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ HELEN LEE Name: Helen Lee Title: Chief Financial Officer