Form 10-K
period 2002-12-31
COGENT COMMUNICATIONS GROUP INC
filed 2003-03-31
CIK 1158324

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Commission file number: 1-31227

COGENT COMMUNICATIONS GROUP, INC.
(Exact name of Registrant as Specified in Its Charter)

Delaware	52-2337274
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)
1015 31st Street N.W. Washington, D.C. 20007 (Address of principal executive offices)
(202) 295-4200 (Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value per share

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        As of June 28, 2002, 3,524,848 shares of the registrant's common stock, par value $0.001 per share, were outstanding. As of that date, the aggregate market value of the common stock held by non-affiliates of the registrant was $2,835,950 based on a closing price of $1.31 on the American Stock Exchange on such date. Directors, executive officers and 10% or greater shareholders are considered affiliates for purposes of this calculation but should not necessarily be deemed affiliates for any other purpose.

Documents Incorporated by Reference

        Portions of our Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2002 are incorporated herein by reference in response to Part III, Items 10 through 13, inclusive.

COGENT COMMUNICATIONS GROUP, INC.

FORM 10-K ANNUAL REPORT

FOR THE PERIOD ENDED DECEMBER 31, 2002

TABLE OF CONTENTS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This report may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future results and events. You can identify these forward-looking statements by our use of words such as "anticipates," "believes," "continues," "expects," "intends," "likely," "may," "opportunity," "plans," "potential," "project," "will," and similar expressions to identify forward-looking statements, whether in the negative or the affirmative. We cannot guarantee that we actually will achieve these plans, intentions or expectations. These forward-looking statements are subject to risks, uncertainties and other factors, some of which are beyond our control, which could cause actual results to differ materially from those forecast or anticipated in such forward-looking statements. A description of these risks, uncertainties and other factors can be found in this report under the heading "Risk Factors"

        You should not place undue reliance on these forward-looking statements, which reflect our view only as of the date of this report. We undertake no obligation to update these statements or publicly release the result of any revisions to these statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

PART I

ITEM 1. BUSINESS

Overview

        We provide high-speed Internet access to businesses, other telecommunications providers, application service providers, and Internet service providers located in large commercial office buildings in key business districts of major metropolitan markets. These services consist of our Cogent on-net high-speed Internet access service, our more traditional off-net Internet access service offered under the PSINet name, and our co-location services.

        Our Cogent high-speed on-net Internet access service uses our inter-city and metropolitan all-fiber facilities based network, and typically is offered at speeds of 100 megabits per second (Mbps) and 1 gigabit (or 1,000 megabits) per second (Gbps), although we offer the service at different speeds in selected buildings. We also offer similar data communications products for point-to-point communication (known as "transport") along our network. We currently have major facilities for provision of our Cogent Internet access services in the following cities: Washington D.C., Philadelphia, New York, Boston, Chicago, Dallas, Denver, Los Angeles, San Francisco, Houston, Miami, Santa Clara, Atlanta, Orlando, Tampa, San Diego, Sacramento, Jacksonville, Kansas City, Seattle and Toronto.

        We provide our Cogent high-speed on-net Internet access service using a state-of-the-art nationwide network that connects our customers' local area networks, or LANs, to our network and the Internet. We have created our own nationwide inter-city facilities based network by acquiring rights to unlit fiber optic strands, or "dark fiber," connecting large metropolitan areas in the United States and metropolitan dark fiber rings, or metro rings, within the cities we serve. We use equipment from Cisco Systems to "light," or activate, these dark fibers and create our high-speed network. We physically connect our network to our customers by acquiring or constructing a connection between our metro rings and our customers' premises. As of December 31, 2002, we had our broadband on-net data network operating or constructed inside 518 office buildings with more than 290 million rentable square feet and had agreements with real estate owners to install and operate our network in 1,585 office buildings totaling approximately 635 million rentable square feet.

        Our April 2, 2002 acquisition of certain assets of PSINet, Inc. added a new element to our operations by adding a more traditional Internet service provider business to our high-speed on-net service, with lower speed connections provided by leased circuits obtained from telecommunications carriers (primarily local telephone companies). We call this our "off-net" service. We offer this service to customers in approximately 30 markets, including markets served by our Cogent on-net high-speed Internet access service.

        The PSINet assets acquired also included three data centers, located in New York City, New York; Marina del Rey, California; and Herndon, Virginia. In addition to co-location services, we offer, at a variety of transmission speeds, the Cogent on-net high-speed Internet access service at these locations.

        Our network has been designed and created solely for the purpose of transmitting data packets using Internet protocol. This means that our network does not require elaborate and expensive equipment to route and manage voice traffic and data traffic using other transmission protocols, such as ATM and Frame Relay. In addition, we charge our customers a flat monthly rate without regard to the origination or destination of their data traffic. As a result, we are not required to purchase, install and operate the complex and expensive billing equipment and systems that are used in voice networks. Finally, our on-net optical network interfaces with our Cogent customers using Ethernet technology, a technology widely used within corporate LANs.

Recent Developments

        Breach of Cisco Credit Facility Covenant.    We have breached the minimum revenue covenant contained in our credit facility from Cisco Systems Capital. This breach permits Cisco Capital, if it wishes, to accelerate and require us to pay approximately $262.7 million we owed to Cisco Capital as of March 28, 2003. Should Cisco Capital accelerate the due date of our indebtedness we would be unable to repay it. If it accelerates the indebtedness, Cisco Capital could make use of its rights as a secured lender to take possession of all of our assets. In such event, we may be forced to file for bankruptcy protection. We are currently in active discussions with Cisco Capital to restructure the Company's debt.

        Acquisition of Fiber Network Solutions Inc. Assets.    In January 2003, we entered into an asset purchase agreement with Fiber Network Solutions, Inc. (FNSI). Under the agreement we purchased certain assets of FNSI in exchange for the issuance of options to purchase 120,000 shares of our common stock and our agreement to assume certain liabilities. The acquired assets include FNSI's customer contracts and accounts receivable. Assumed liabilities include certain capital lease and note obligations and accounts payable. This acquisition added to our more traditional Internet service provider business, using lower speed connections provided by leased circuits obtained from telecommunications carriers (primarily local telephone companies). We believe that FNSI acquisition has provided us with a revenue stream from a set of products that complement our PSINet off-net services.

        Settlement with Allied Riser Noteholders and Exchange of Notes.    In March, 2003, Allied Riser repurchased approximately $106.8 million in face value of its 7.5% convertible subordinated notes and settled litigation pending in Delaware Chancery Court that had been commenced against it by the holders of those notes. In connection with the repurchase and settlement, Allied Riser delivered to the noteholders an aggregate cash payment of approximately $9.9 million, 3,426,293 shares of Cogent's series D preferred stock and 3,426,293 Shares of Cogent's series E preferred stock. Additionally, the noteholders that participated in the repurchase and settlement, Cogent, Allied Riser and certain of Allied Riser's former directors delivered to each other mutual releases from certain claims and dismissed with prejudice all claims and counterclaims that had been pending in Delaware Chancery Court. The litigation and the settlement are described in greater detail in this report under the heading "Legal Proceedings."

Our Solutions

        We believe that our network solutions effectively address many of the unmet data communications needs of small- and medium-sized business customers by offering them quality, performance, attractive pricing and service. These solutions consist of our high-speed on-net Internet access service, our more traditional off-net Internet access service offered under the PSINet name, and our co-location services.

Cogent Internet Access Service

        Our Cogent on-net Internet access service allows customers to connect their corporate LANs to the public Internet at the same speeds and with the same Ethernet interface that they use within their LANs. Our solution is differentiated by:

        Attractive price and performance:    Our network architecture allows us to offer on-net Internet access to our customers in Cogent-served buildings at attractive prices. Our service provides customers with substantially more bandwidth at a lower cost than traditional high-speed Internet access.

        Reliable service:    We believe our network provides reliability at all levels through the use of highly reliable optical technology. We use a ring structure in the majority of our network that enables us to route customer traffic simultaneously in both directions around the network rings both at the metro and national level. The availability of two data transmission paths around each ring acts as a backup that minimizes loss of service in the event of equipment failure or damage.

        Direct customer interface:    Our high-speed on-net Internet access service does not rely on existing local infrastructure controlled by the local incumbent telephone companies. This gives us more control over our services and pricing, and reduces both our costs and the amount of time that it takes to connect customers to our network.

        Deployment of cost effective and flexible technology:    Because Ethernet is the lowest cost interface available for data connectivity, the 100 Mbps and 1 Gbps Cogent on-net Internet access services can be deployed at comparatively lower incremental cost than other available technologies. We believe that our network infrastructure also provides us with a competitive advantage over operators of existing networks because such networks need to be upgraded to provide similar interactive bandwidth-intensive services.

PSINet Internet Access and Co-Location Services

        Our acquisition of the PSINet assets has allowed us to expand both our customer base and our product line. Since the date of the acquisition, we have migrated PSINet's customers to our network and have used the PSINet facilities that we acquired to provide additional services to a broader market. We primarily offer our customers three types of fixed-price off-net Internet access products under the PSINet brand, namely, T1, T3 and OC3. These products are offered in buildings that are typically within a ten-mile radius of a Cogent point of presence and are not currently targeted for our high-speed on-net Internet access service.

        We also provide co-location services in three data centers acquired from PSINet. In these data centers, we offer both full rack and half rack co-location. We also support existing PSINet products in the data centers, such as hosted e-mail, shared web and managed hosting.

Our Network

        Our network consists of both Cogent-operated on-net facilities and off-net leased circuits, depending upon which service is being utilized. Customers of Cogent on-net Internet access service are served solely on Cogent-operated facilities. The inter-city backbone portion of the Cogent network consists of two strands of optical fiber that we have acquired from WilTel Communications and 360networks under pre-paid indefeasible rights of use (IRUs). The WilTel fiber route is approximately 12,500 miles in length and runs through all of the metropolitan areas that we serve with the exception of Toronto, Ontario. We have the right to use the WilTel fiber for 20 years and may extend the term for two five-year periods without additional payment. To serve the Toronto market, our Canadian affiliate, Fiber Services of Canada, Inc, and Cogent leased two strands of optical fiber under pre-paid IRUs from affiliates of 360networks. This fiber runs from Buffalo, New York to our hubsite in Toronto. The 360networks IRUs run for 20 years, after which title to the fiber is to be transferred to Cogent and Fiber Services of Canada. Service in Toronto is offered through our subsidiary, Shared Technologies of Canada, Inc. While the IRUs are pre-paid, we pay WilTel and affiliates of 360networks to maintain their respective fibers during the period of the IRUs.

        In each metropolitan area in which we provide Cogent high-speed on-net Internet access service, the backbone network is connected to a Cisco Systems router that provides a connection to one or more metropolitan networks. The metropolitan networks also consist of optical fiber that runs from the backbone router into buildings that we serve. The on-net metropolitan fiber in most cases runs in a ring. The ring provides redundancy so that if the fiber is cut, data can still be transmitted to the backbone router by directing traffic in the opposite direction around the ring. Each on-net building is served by a Cisco router that is connected to the metropolitan fiber. The router provides the connection to each customer in the building. In addition to connecting customers to our network, the metropolitan networks are used to connect our network to the networks of other Internet service providers.

        Inside our on-net buildings, we install and manage a broadband data infrastructure that typically runs from the basement of the building to the customer location using the building's vertical utility shaft. Service for customers is initiated by connecting a fiber optic cable from a customer's local area network to the infrastructure in the vertical utility shaft. The customer then has dedicated and secure access to our network using Ethernet connections.

        The PSINet off-net Internet access service we offer is provided over both Cogent-operated facilities and leased facilities. The backbone for this service primarily consists of the Cogent-operated backbone, but for those cities not connected to the Cogent-operated network, the backbone partly consists of leased inter-city connections linking those cities to Cogent-connected cities. These leased inter-city connections are of varying capacities depending upon the needs of the PSINet market such connections serve.

        Within the cities where we offer the PSINet off-net Internet access service, we lease circuits (typically T-1 lines) from telecommunications carriers (primarily local telephone companies) to provide the "last-mile" connection to the customer's premises off-net. Typically, these circuits are aggregated at various locations in those cities onto higher-capacity leased circuits that ultimately connect the local aggregation route to our network backbone.

Market Opportunity

        Increasing Internet usage is radically changing the way people obtain information, communicate, and conduct business. We expect the demand for data and Internet services to grow at a substantially greater pace than the voice market.

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

        We are targeting this growing market segment by constructing our on-net fiber-optic broadband networks in the office buildings in which many small and medium-sized businesses are located. We estimate that there are more than 3,000 office buildings that contain more than 100,000 square feet, serve at least 20 unique tenants and average more than 40 tenants, and that are located within servable distance (a quarter of a mile) from a potential Cogent intra-city fiber ring. In addition, with the PSINet off-net Internet access service, we are able to offer a more traditional Internet access service to a much larger universe of buildings, allowing us to add more traffic to our Cogent-operated backbone.

Our Strategy

        We intend to become a leading provider of high-capacity on-net and off-net broadband access to customers in large multi-tenanted office buildings in commercial business districts of the 20 largest markets in the U.S. and Toronto, Canada, and to leverage our fully-lit Cogent-operated backbone by offering traditional Internet access service in those cities and elsewhere. To achieve this objective, we intend to:

        Focus on most attractive markets and customers:    We intend to build our customer base rapidly in our target markets. For the Cogent on-net Internet access service, we target buildings that have high tenant count in dense commercial areas. We believe this approach will accelerate the return on our investments. The value of our Cogent network, and its ability to function both as a LAN-to-Internet and as a LAN-to-LAN network, is enhanced by the number of cities and customers connected to our network. However, we must select markets in which network construction cost and customer acquisition costs provide for an attractive return based upon our product offering and pricing. Our Cogent solution will not be available to all customers throughout the U.S. but rather will be offered on a selected basis. For the PSINet off-net Internet access service, we have contracts with numerous telecommunications providers allowing us to order last-mile connections at competitive rates. We can quickly determine if a customer can be served by us in a cost-effective manner, and by owning our own backbone, we can handle increased volumes of Internet traffic with very little added cost.

        Maintain a simple pricing model:    We offer our Cogent services at prices that are competitive with traditional Internet service providers. Pricing for T1 Internet access today is comprised of two components: (1) the local loop, which is purchased generally from the incumbent local exchange carrier (ILEC), or a competitive local exchange carrier (CLEC), and (2) the Internet port connection, which is typically provided by the Internet service provider. We offer this type of service under our PSINet brand. Our Cogent on-net 100 megabits per second service is substantially faster than typical services offered by existing cable and telecommunications operators. We offer our 100 Mbps on-net service at flat rate prices that may be lower than current prices for 1.5 Mbps service from traditional Internet service providers.

        Target small and medium-sized businesses with direct sales channel:    For our Cogent on-net Internet access services, we use a direct sales force comprised of individuals who are geographically dispersed throughout most of our targeted markets. The retail sales effort is supported by an active program of direct mail and tele-marketing, which is used to qualify potential leads for the field sales force. Our PSINet off-net Internet access service is marketed through a telesales sales force based in our Herndon, Virginia co-location facility.

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

        Incumbent Carriers.    In each market we serve, we face, and expect to continue to face, significant competition from the incumbent carriers, which currently dominate the local telecommunications markets. We compete with the incumbent carriers on the basis of product offerings, quality, capacity and reliability of network facilities, state-of-the-art technology, price, route diversity, ease of ordering and customer service. However, the incumbent carriers have long-standing relationships with their customers and provide those customers with various transmission and switching services that we do not currently offer. Because our fiber optic networks have been recently installed compared to those of the incumbent carriers, our state-of-the-art technology may provide us with cost, capacity, and service quality advantages over some existing incumbent carrier networks.

        In-Building Competitors.    Some competitors, such as Cypress Communications, XO Communications, Yipes, Time Warner Telecom, Intellispace, and Eureka Networks are attempting to gain access to office buildings in our target markets. Some of these competitors are seeking to develop preferential relationships with building owners. To the extent these competitors are successful, we may face difficulties in building our networks and marketing our services within some of our target buildings. Our agreements to use utility shaft space (riser facilities) within buildings are generally not exclusive. An owner of any of the buildings in which we have rights to install a network could also give similar rights to one of our competitors. Certain competitors already have rights to install networks in some of the buildings in which we have rights to install our networks. It will take a substantial amount of time to build networks in all the buildings in which we intend to exercise our rights under our license agreements and master license agreements. Each building in which we do not build a network is particularly vulnerable to competition. It is not clear whether it will be profitable for two or more different companies to operate networks within the same building. Therefore, it is critical that we build our networks in additional buildings quickly. Once we have done so, if a competitor installs a network in the same building, there will likely be substantial price competition.

        Local Telephone Companies.    Incumbent local telephone companies, including regional Bell operating companies such as Verizon, SBC, Qwest and BellSouth, have several competitive strengths which may place us at a competitive disadvantage. These strengths include an established brand name and reputation and significant capital that allows them to rapidly deploy or leverage existing communications equipment and broadband networks. Competitive local telephone companies often market their services to tenants of buildings within our target markets and selectively construct in-building facilities. Historically, incumbent local telephone companies have not been required to compensate building owners for access and distribution rights within a targeted building.

        Long Distance Companies.    Many of the leading long distance companies, such as AT&T, MCI WorldCom and Sprint, could begin to build their own in-building voice and data networks. The newer national long distance carriers, such as Qwest, are building and managing high speed fiber-based national voice and data networks, partnering with Internet service providers, and may extend their networks by installing in-building facilities and equipment.

        Competitive Local Telephone Companies.    Competitive local telephone companies often have broadband inter-building connections, market their services to tenants of large and medium-sized buildings, and selectively build in-building facilities.

        Fixed Wireless Service Providers.    Fixed wireless service providers, such as MCI WorldCom, XO Communications, First Avenue Networks, AT&T, Sprint, Terabeam, Teligent and Winstar Communications (IDT), provide high-speed communications services to customers using microwave or other facilities or satellite earth stations on building rooftops.

        Internet Service Providers.    Internet service providers, such as AT&T WorldNet, EarthLink, Prodigy, the UUNET subsidiary of MCI WorldCom, Level 3, Sprint and Verio, provide traditional and high speed Internet access to residential and business customers, generally using the existing communications infrastructure. Digital subscriber line companies and/or their Internet service provider customers, such as MCI Worldcom, AT&T, SBC, Verizon and Covad, typically provide broadband Internet access using digital subscriber line technology, which enables data traffic to be transmitted over standard copper telephone lines at much higher speeds than these lines would normally allow. Providers, such as America Online, Microsoft Network, United Online, Prodigy and Earthlink, generally target the residential market and provide Internet connectivity, ease-of-use and a stable environment for dialup modem connections.

        Cable-Based Service Providers.    Cable-based service providers, such as Roadrunner, RCN Communications, Comcast, Cox, AOL Time Warner and Charter Communications use cable television distribution systems to provide high-speed Internet access.

        Other High-Speed Internet Service Providers.    We may also lose potential customers to other high-speed Internet service. These providers, such as Yipes, XO Communications, Time Warner Telecom and OnFiber, are often characterized as Ethernet metropolitan access networks. They have targeted a similar customer base and have business strategies with elements that parallel ours.

Regulation

        Cogent is subject to numerous local regulations such as building and electrical codes, licensing requirements, and construction requirements. These regulations vary amongst the states, counties and cities in which we operate.

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

        One of our subsidiaries, Shared Technologies of Canada, operates in Toronto, Canada. In addition to Internet service it offers voice services. Generally, the regulation of Internet access services and competitive voice services has been similar in Canada to that in the U.S. in that providers of such services face fewer regulatory requirements than the incumbent local telephone company. This may change. Also, the Canadian government has requirements limiting foreign ownership of certain telecommunications facilities in Canada. We will have to comply with these to the extent we have facilities that are subject to these regulations.

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

Employees

        At December 31, 2002, we had 204 employees.

ITEM 2. DESCRIPTION OF PROPERTIES

        We own no material real property. We are headquartered in facilities consisting of approximately 15,350 square feet in Washington, D.C., which we occupy under a lease with an entity controlled by our Chief Executive Officer, that expires on August 31, 2003. We and our subsidiaries also lease approximately 319,046 square feet of space to house our hosting centers, offices and the equipment that provides the connection between our backbone network and our metropolitan networks. Approximately 79,000 square feet of the total are metropolitan hub sites which average 3,000 square feet in size. The terms of their leases generally are for ten years with two five-year renewal options, at annual rents ranging from $10.29 to $75.00 per square foot. Much of the general office space has been sublet to third parties. We believe that our facilities are generally in good condition and suitable for our operations.

ITEM 3. LEGAL PROCEEDINGS

        On July 26, 2001, in a case titled Hewlett-Packard Company v. Allied Riser Operations Corporation a/k/a Allied Riser Communications, Inc., Hewlett-Packard Company filed a complaint against a subsidiary of Allied Riser, Allied Riser Operations Corporation, in the 95th Judicial District Court, Dallas County, Texas, seeking damages of $18.8 million, attorneys' fees, interest, and punitive damages relating to various types of equipment allegedly ordered from Hewlett-Packard Company by Allied Riser Operations Corporation. On January 16, 2002, Allied Riser also received a letter from Hewlett-Packard Company alleging that certain unspecified contracts were in arrears, and demanding payment in the amount of $10.0 million. The letter did not discuss the basis for the claims or whether the funds sought were different from or in addition to the funds sought in the July 26, 2001 lawsuit. In December 2002, the Company reached an agreement with Hewlett-Packard to settle the litigation Hewlett-Packard brought against Allied Riser and the funds Hewlett-Packard sought in the January 16, 2002 letter. As a result the complaint was dismissed on January 17, 2003.

        On December 6, 2001, certain holders of Allied Riser's 7.50% Convertible Subordinated Notes due 2007 filed suit in Delaware Chancery Court against Allied Riser and its board of directors. The suit alleged, among other things, breaches of fiduciary duties and default by Allied Riser under the indenture related to the notes, and requested injunctive relief to prohibit Allied Riser's merger with Cogent. On January 31, 2002 the Court denied a motion by the plaintiffs to preliminarily enjoin the merger. On July 23, 2002, the plaintiffs filed a motion for partial summary judgment in which they alleged that the merger was a "change of control" as defined by the indenture governing the Allied Riser notes. On November 7, 2002, the Court issued a ruling determining that there had not been a "change of control," as defined in the indenture and denying the motion. In March 2003, the Company and Allied Riser reached an agreement with plaintiffs to settle the litigation and to exchange shares of the Company's preferred stock and cash with the noteholders in return for their Allied Riser notes. The Delaware Chancery Court case was dismissed on March 7, 2003.

        The settlement and exchange resulted from negotiations that began in November 2002. In December 2002 Cogent, Allied Riser and the plaintiffs entered into a non-binding letter agreement setting out the terms of the settlement and repurchase of the notes. The final agreements were executed with the holders of approximately $107 million in face value of the Allied Riser notes. Under the agreement to repurchase the notes, the noteholders surrendered to Allied Riser all of the notes that they held, including accrued and unpaid interest thereon, in exchange for an aggregate cash payment by Allied Riser in the amount of $4,997,725 and an aggregate 3,426,293 shares of Series D Preferred Stock and 3,426,293 shares of Series E Preferred Stock. Under the agreement to settle the litigation, the noteholders caused the litigation to be dismissed and delivered to the Company, Allied Riser and certain former directors of Allied Riser a general release in exchange for an aggregate cash payment by Allied Riser of $4,880,256 and a general release from the Company, Allied Riser and certain former Allied Riser directors. Cogent's stockholders approved the issuance of the series D and series E preferred stock in February 2003 and the final step in the settlement and repurchase occurred on March 7, 2003 when the judge in the case entered the order dismissing the case with prejudice.

        On March 27, 2002, certain holders of the Allied Riser notes filed an involuntary bankruptcy petition under Chapter 7 of the United Stated Bankruptcy Code against Allied Riser in United States Bankruptcy Court for the Northern District of Texas, Dallas Division. Three of the four petitioners were plaintiffs in the Delaware Chancery Court case described above. Petitioners contended that the acquisition of Allied Riser was a change of control that entitled them to declare the notes were accelerated and due and payable. The petition did not name Cogent as a party. Management notes, however, that pursuant to the terms of the supplemental indenture related to the notes, Cogent is a co-obligor of the notes. On June 11, 2002, the Bankruptcy Court Judge ruled in Allied Riser's favor stating that the involuntary bankruptcy petition would be dismissed. On August 8, 2002, the judge issued a written order dismissing the petition.

        One of our subsidiaries, Allied Riser Operations Corporation, is involved in a dispute with its former landlord in Dallas, Texas. On July 15, 2002, the landlord filed suit in the 193rd District Court of the State of Texas alleging that Allied Riser's March 2002 termination of its lease with the landlord resulted in a default under the lease. We believe, and Allied Riser Operations Corporation has responded, that the termination was consistent with the terms of the lease. Although the suit did not specify damages, we estimate, based upon the remaining payments under the lease and assuming no mitigation of damages by the landlord, that the amount in controversy may total approximately $2.5 million. We intend to continue to vigorously contest this claim.

        On March 19, 2003 PSINet Liquidating LLC filed a motion in the United States Bankruptcy Court for the Southern District of New York seeking an order instructing us to return certain equipment and to cease using certain equipment. The motion relates to the asset purchase agreement under which we purchased through the bankruptcy process certain assets from the estate of PSINet, Inc. The PSINet estate is alleging that we have failed to return all of the equipment that we are obligated to return under the terms of the asset purchase agreement and that we are in some cases making use of that equipment in violation of the agreement. We do not agree with the assertions made by the estate and will contest the claim.

        We are involved in other legal proceedings in the normal course of our business.

Available Information

        We make available free of charge through our Internet website our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. The reports are made available through a link to the SEC's Internet web site. You can find these reports on our website at www.cogentco.com under the "Investor Relations" heading.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matters were submitted to a vote of our security holders during the fourth quarter of the year ended December 31, 2002.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our common stock is currently traded on the American Stock Exchange under the symbol "COI." Prior to February 5, 2002 no established public trading market for the common stock existed.

        As of March 17, 2003, there were approximately 345 holders of record of shares of our common stock.

        The table below shows, for the quarters indicated, the reported high and low trading prices of our common stock on AMEX.

Calendar Year 2002	HIGH	LOW
First Quarter	$5.05	$2.70
Second Quarter	3.20	1.30
Third Quarter	1.43	0.95
Fourth Quarter	1.39	0.27

        We have not paid any dividends on our common stock since inception and do not anticipate paying any dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will be dependent upon then-existing conditions, including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects, and other factors our board of directors deems relevant and is subject to the prior payment of 8% dividend to Series C, Series D and Series E preferred stock. Additionally, our credit agreement with Cisco Systems prohibits us from paying cash dividends and restricts our ability to make other distributions to our stockholders.

        At various times during the year ended December 31, 2002, Cogent granted to employees, directors and consultants options to purchase an aggregate of 153,885 shares of Common Stock with exercise prices ranging from $0.28 per share to $11.30 per share.

ITEM 6. SELECTED FINANCIAL DATA

        The annual financial information set forth below has been derived from the audited consolidated financial statements included in this Report. The information should be read in connection with, and is qualified in its entirety by reference to, the financial statements and notes included elsewhere in this Report. We were incorporated on August 9, 1999. Accordingly, no financial information prior to August 9, 1999 is available.

	August 9, 1999 to December 31, 1999	Years Ended December 31,
		2000	2001	2002
	(dollars in thousands)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net service revenue	$—	$—	$3,018	$51,913
Operating expenses:
Cost of network operations	—	3,040	19,990	49,091
Amortization of deferred compensation—cost of network operations	—	—	307	233
Selling, general, and administrative	82	10,845	27,322	33,495
Amortization of deferred compensation—SG&A	—	—	2,958	3,098
Gain on settlement of vendor litigation	—	—	—	(5,721)
Depreciation and amortization	—	338	13,535	33,990

Total operating expenses	82	14,223	64,112	114,186

Operating loss	(82)	(14,223)	(61,094)	(62,273)
Settlement of note holder litigation	—	—	—	3,468
Interest income (expense) and other, net	—	2,462	(5,819)	(34,545)

Loss before extraordinary item	(82)	(11,761)	(66,913)	(100,286)
Extraordinary gain—Allied Riser merger	—	—	—	8,443

Net loss	(82)	(11,761)	(66,913)	(91,843)

Beneficial conversion of preferred stock	—	—	(24,168)	—

Net loss applicable to common stock	(82)	(11,761)	(91,081)	(91,843)

Net loss per common share—basic and diluted	$(0.06)	$(8.51)	$(64.78)	$(28.22)

Weighted-average common shares—basic and diluted	1,360,000	1,382,360	1,406,007	3,254,241
CONSOLIDATED BALANCE SHEET DATA (AT PERIOD END):
Cash and cash equivalents	$—	$65,593	$49,017	$39,314
Total assets	25	187,740	319,769	407,677
Preferred stock	—	115,901	177,246	175,246
Stockholders' equity	18	104,248	110,214	32,626
OTHER OPERATING DATA:
Net cash used in operating activities	(75)	(16,370)	(46,786)	(41,567)
Net cash used in investing activities	—	(80,989)	(131,652)	(19,786)
Net cash provided by financing activities	75	162,952	161,862	51,694

        All share and per-share data in the table above reflects the ten-for-one reverse stock split that occurred in connection with our merger with Allied Riser.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis should be read in conjunction with the financial statements and related notes and the other financial information included elsewhere in this report. This discussion contains forward-looking statements about our business and operations. Our actual results could differ materially from those anticipated in such forward-looking statements.

General Overview

        We were formed on August 9, 1999 as a Delaware corporation. We began invoicing our customers for our services in April 2001. We provide our high-speed on net Internet access service to our customers for monthly fees. We recognize service revenue in the month in which the service is provided. Customer cash receipts for service received in advance of revenue earned is recorded as deferred revenue and recognized as revenue over the service period or, in the case of installation charges, over the estimated customer life. Our April 2, 2002 acquisition of certain assets of PSINet, Inc. added a new element to our operations in that in addition to our current high-speed on net Internet access business, we began operating a more traditional off net Internet service provider business, with lower speed connections provided by leased circuits obtained from telecommunications carriers (primarily local telephone companies).

        As we began to serve customers, we began to incur additional elements of network operations costs, including building access agreement fees, network maintenance costs, circuit costs and transit costs. Transit costs include the costs of transporting our customers' Internet traffic to and from networks that compose the Internet and with which we do not have a direct settlement-free peering agreement. Circuit costs include the costs of connections provided by leased circuits obtained from telecommunications carriers (primarily local telephone companies).

        Breach of Cisco Credit Facility Covenant.    We have breached the minimum revenue covenant contained in our credit facility from Cisco Systems Capital Corporation. This default permits Cisco Capital, if it wishes, to accelerate and require us to pay the approximately $262.7 million we owed Cisco Capital as of March 28, 2003. Should Cisco Capital accelerate the due date of our indebtedness we would be unable to repay it. If it accelerates the indebtedness, Cisco Capital could make use of its rights as a secured lender to take possession of all of our assets. In that event we may be forced to file for bankruptcy protection. We are currently in active discussions with Cisco Capital to restructure the Company's debt.

        Merger with Allied Riser Communications Corporation and Listing as a Public Company.    On August 28, 2001, we entered into an agreement to merge with Allied Riser Communications Corporation ("Allied Riser"). Allied Riser provided broadband data, voice and video communication services to small- and medium-sized businesses located in selected buildings in North America, including Canada. Upon the closing of the merger on February 4, 2002, we issued approximately 2.0 million shares, or 13.4% of our common stock, on a fully diluted basis, to the existing Allied Riser stockholders and became a public company listed on the American Stock Exchange. The merger agreement required Cogent to assume the outstanding obligations of Allied Riser as of the closing date. The acquisition of Allied Riser provided us with necessary in-building networks as well as pre-negotiated building access rights with building owners and real estate investment trusts across the United States and in Toronto, Canada. The acquisition enabled us to accelerate our business plan and increase our footprint in the markets we serve.

        Acquisition of PSINet assets.    On April 2, 2002, we closed our transaction to purchase certain assets of PSINet, Inc. Pursuant to the asset purchase agreement approved on March 27, 2002 by the bankruptcy court overseeing the PSINet bankruptcy, we acquired certain of PSINet's assets and assumed certain liabilities related to its operations in the United States for a total of $9.5 million in cash. The assets included certain of PSINet's accounts receivable and certain intangible assets including settlement-free peering rights, customer contracts and the PSINet trade name. Assumed liabilities included certain leased circuit commitments, facilities leases, customer contractual commitments and co-location arrangements. This acquisition added a new element to our operations in that in addition to our current high-speed on net Internet access business, we are now operating a more traditional off net Internet service provider business, with lower speed connections provided by leased circuits obtained from telecommunications carriers (primarily local telephone companies). The PSINet acquisition provided us with a revenue stream from a set of products that we believe complement our core offering of 100 Mbps Internet connectivity for $1,000 per month and allow us to utilize more fully our inter-city network. We plan to build on the PSINet brand name, which we believe is one of the most recognizable ISP names in the country. Under the PSINet label, we will continue offering PSINet services, including off net Internet connectivity.

        Acquisition of Fiber Network Solutions Inc.) Assets.    In January 2003, we entered into an asset purchase agreement with Fiber Network Solutions, Inc. ("FNSI"). Under the agreement we acquired certain assets of FNSI in exchange for the issuance of options for 120,000 shares of our common stock and our agreement to assume certain liabilities. The acquired assets include FNSI's customer contracts and accounts receivable. Assumed liabilities include certain capital lease and note obligations and accounts payable. This acquisition added to our more traditional Internet service provider business, using lower speed connections provided by leased circuits obtained from telecommunications carriers (primarily local telephone companies). We believe that the FNSI acquisition has provided us with a revenue stream from a set of products that complement our PSINet service.

Results of Operations

Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001

        Net Service Revenue.    Net service revenue for the year ended December 31, 2002 was $51.9 million compared to $3.0 million for the year ending December 31, 2001. The increase in net service revenue is attributable to the increase in customers purchasing our service offerings including the customers acquired in the PSINet, Allied Riser and NetRail acquisitions.

        Net revenue for the three months December 31, 2002 was $13.8 million compared to $16.0 million for the three months ending September 30, 2002. This decline primarily resulted from service cancellations from customers acquired in the PSINet acquisition more than offsetting the increase in net service revenues from new installations of the Company's on net product offerings.

        Network Operations Costs.    Network operations costs are primarily comprised of the following elements:

  •
  for the year ended December 30, 2001, temporary leased transmission capacity incurred for certain network segments until the nationwide fiber-optic intercity network was placed in service—there were no such costs in 2002;

  •
  the cost of leased network equipment sites and facilities;

  •
  salaries and related expenses of employees directly involved with our network activities;

  •
  transit charges—amounts paid to service providers as compensation for connecting to the Internet;

  •
  leased circuits obtained from telecommunications carriers (primarily local telephone companies);

  •
  building access agreement fees paid to landlords; and

  •
  maintenance charges related to our nationwide fiber-optic intercity network and metro rings.

        The cost of network operations was $49.3 million for the year ended December 31, 2002 compared to $20.3 million for the year ended December 31, 2001. The increase was primarily due to an increase in the number of leased network facilities, circuit fees commencing in April 2002 related to the PSINet customers acquired, an increase in maintenance fees on our IRUs and network equipment, an increase in transit charges associated with an increase in network traffic, an increase in headcount, and an increase in the number of building access agreements and the related fees, including the building access agreements acquired in the February 2002 Allied Riser merger. These increases are partially offset by the elimination of temporary leased transmission capacity charges in 2002. The cost of temporary leased transmission capacity was $3.9 million for the year ended December 31, 2001. There were no such costs for the year ended December 31, 2002. Leased transmission capacity costs were incurred until the remaining segments of our nationwide fiber-optic intercity network were placed in service. As this leased capacity of the network was replaced with our dark fiber IRUs, the related cost of network operations decreased and depreciation and amortization expense increased. The cost of network operations for the years ended December 31, 2001 and December 31, 2002 includes approximately $0.3 million and $0.2 million, respectively, of amortization of deferred compensation. We believe that the cost of network operations will increase as we continue to, acquire additional office building access agreements and service an increasing number of customers.

        Selling, General, and Administrative Expenses.    Selling, general and administrative expenses, or SG&A, primarily include salaries and related administrative costs. SG&A increased to $36.6 million for the year ended December 31, 2002 from $30.3 million for the year ended December 31, 2001. SG&A for the years ended December 31, 2001 and December 31, 2002 includes approximately $3.0 million and $3.1 million, respectively, of amortization of deferred compensation. SG&A for the years ended December 31, 2001 and December 31, 2002 includes approximately $0.5 million and $3.2 million, respectively, of bad debt expense. SG&A expenses increased primarily from an increase in activities required to support the increase in customers and expanding operations. We capitalize the salaries and related benefits of employees directly involved with our construction activities. We began capitalizing these costs in July 2000 and will continue to capitalize these costs while our network is under construction. We capitalized $7.0 million of these costs for the year ended December 31, 2001 and $4.7 million for the year ended December 31, 2002.We believe that SG&A expenses will continue to increase primarily due to costs required to support our expanded operations and increase in customers.

        Gain on Settlement of Vendor Litigation.    In December 2002 we reached an agreement with one of Allied Riser's vendors to settle the litigation brought by that vendor against Allied Riser. Under this settlement, Allied Riser agreed to make cash payments to the vendor of approximately $1.6 million in 2003. In exchange, the vendor dismissed the litigation and accepted that cash payment as payment in full of amounts due to the vendor under the contracts that were the subject of the litigation. In 2003,we have paid $1.2 million of the $1.6 million settlement. The remaining $0.4 million will be paid in equal monthly installments from April to July 2003. The settlement amount was less than the amounts recorded by Allied Riser resulting in a gain of approximately $5.7 million that was recorded in December 2002.

        Settlement of Noteholder Litigation.    In January 2003, Cogent Communications Group, Allied Riser and the holders of approximately $107 million in face value of Allied Riser subordinated convertible notes entered into an exchange agreement and a settlement agreement. Pursuant to the exchange agreement, the Allied Riser noteholders surrendered to Allied Riser their notes, including accrued and unpaid interest thereon, in exchange for an aggregate cash payment by Allied Riser in the amount of approximately $5.0 million and 3,426,293 shares of Series D Preferred Stock and 3,426,293 shares of Series E Preferred Stock. Under the agreement the Series D and Series E shares have been valued at the Series C per share valuation of approximately $1.25 per share. Pursuant to the settlement agreement, the Allied Riser noteholders dismissed their litigation with prejudice and delivered to us,

Allied Riser and certain former directors of Allied Riser a general release in exchange for an aggregate cash payment by Allied Riser of approximately $4.9 million.

        As of December 31, 2002, we have accrued the amount payable under the settlement agreement, net of the recovery under our insurance policy. This resulted in a net expense of approximately $3.5 million recorded in 2002. The transaction under the exchange agreement will result in a 2003 financial statement gain of approximately $25 million.

        Depreciation and Amortization.    Depreciation and amortization expense increased to $34.0 million for the year ended December 31, 2002 from $13.5 million for the year ended December 30, 2001. These expenses include the depreciation of the capital equipment required to support our network, and the amortization of our IRUs and intangible assets. Amortization expense related to intangible assets for the years ended December 31, 2001 and December 31, 2002 was approximately $1.3 million and $7.4 million, respectively. There were no intangible assets in 2001 until the September 7, 2001 acquisition of certain assets of NetRail. Depreciation expense increased because we had more capital equipment and IRUs in service in 2002 than in the same period in 2001. We begin to depreciate our capital assets once the related assets are placed in service. We believe that future depreciation and amortization expense will continue to increase due to the acquisition of additional network equipment, existing equipment being placed in service, and the amortization of our capital lease IRUs.

        Interest Income and Expense.    Interest income decreased to $1.7 million for the year ended December 31, 2002 from $2.1 million for the year ended December 31, 2001. Interest income relates to interest earned on our marketable securities including money market accounts, certificates of deposit and commercial paper. The change in interest income resulted from a decrease in marketable securities and a reduction in interest rates.

        Interest expense increased to $36.3 million for the year ended December 31, 2002 from $7.9 million for the year ended December 31, 2001. The increase in interest expense resulted from an increase in borrowings under our credit facility, an increase in the number of capital leases and the interest expense associated with the Allied Riser convertible subordinated notes and was partially offset by a reduction in interest rates. Interest expense includes interest charged on our vendor financing facility, capital lease agreements, the Allied Riser convertible subordinated notes and the amortization of deferred financing costs. Cogent began borrowing under its credit facility with Cisco Capital in August 2000 and had borrowed $250.3 million at December 31, 2002 and $181.3 million at December 31, 2001. We capitalized $0.8 million of interest expense for the year ended December 31, 2002 and $4.4 million for the year ended December 31, 2001. The reduction in capitalized interest resulted from a reduction in the dollar value of our network under construction during the period and a reduction in interest rates. We began capitalizing interest in July 2000 and will continue to capitalize interest expense while our network is under construction. Borrowings under the credit facility accrue interest at the three-month LIBOR rate, established at the beginning of each calendar quarter, plus a stated margin.

        Income Taxes.    We recorded no income tax expense or benefit for the year ended December 31, 2002 or the year ended December 31, 2001. Due to the uncertainty surrounding the realization of our net operating losses and our other deferred tax assets, we have recorded a valuation allowance for the full amount of our net deferred tax asset. For federal and state tax purposes, our net operating loss carry-forwards could be subject to certain limitations on annual utilization if certain changes in ownership were to occur as defined by federal and state tax laws. For federal and state tax purposes, our net operating loss carry-forwards acquired in the Allied Riser merger will be subject to certain limitations on annual utilization due to the change in ownership as defined by federal and state tax laws. Should we achieve profitability, our net deferred tax assets may be available to offset future income tax liabilities.

        Earnings Per Share.    Basic and diluted net loss per common share applicable to common stock decreased to $(28.22) for the year ended December 31, 2002 from $(64.78) for the year ended December 31, 2001. The weighted-average shares of common stock outstanding increased to 3,254,241 shares for the year ended December 31, 2002 from 1,406,007 shares for the year ended December 31, 2001, due primarily to the issuance of approximately 2.0 million shares of common stock to the Allied Riser shareholders on February 4, 2002. The Allied Riser merger resulted in an extraordinary gain of $8.4 million, or $2.59 per common share for the year ended December 31, 2002. The loss per common share, excluding the impact of the extraordinary gain, was ($30.82) for the year ended December 31, 2002.

        For the years ended December 31, 2001 and 2002, options to purchase 1,157,919 and 1,033,286 shares of common stock at weighted-average exercise prices of $5.30 and $4.41 per share, respectively, are not included in the computation of diluted earnings per share as they are anti-dilutive. For the years ended December 31, 2001 and 2002, 95,583,185 and 95,143,625 shares of preferred stock, which were convertible into 10,148,309 and 10,091,401 shares of common stock, respectively, were not included in the computation of diluted earnings per share as a result of their anti-dilutive effect. For the years ended December 31, 2001 and 2002, warrants for 710,216 and 854,941 shares of common stock, respectively, were not included in the computation of diluted earnings per share as a result of their anti-dilutive effect. For the year ended December 31, 2002, approximately 245,000 shares of common stock issuable on the conversion of the Allied Riser convertible subordinated notes, were not included in the computation of diluted earnings per share as a result of their anti-dilutive effect.

Year Ended December 31, 2001 Compared to the Year Ended December 31, 2000

        Net Service Revenue.    Net service revenue for the year ending December 31, 2001 was $3.0 million compared to no revenue for the year ending December 31, 2000. We began invoicing our customers in April 2001. Revenue related to the customer contracts acquired in the NetRail acquisition was $1.2 million for the period from September 7, 2001 to December 31, 2001.

        Network Operations.    Network operations costs for the year ended December 31, 2001 were primarily comprised of six elements:

  •
  temporary leased transmission capacity incurred for certain network segments until the nationwide fiber-optic intercity network was placed in service;

  •
  the cost of leased network equipment sites and facilities;

  •
  salaries and related expenses of employees directly involved with our network activities;

  •
  transit charges—amounts paid to service providers for connecting to the Internet;

  •
  building access agreement fees paid to landlords; and

  •
  maintenance charges related to our nationwide fiber-optic intercity network and metro rings.

        The cost of network operations was $20.3 million for the year ended December 31, 2001 compared to $3.0 million for the year ended December 31, 2000. The cost of network operations for the year ended December 31, 2001 includes approximately $0.3 million of amortization of deferred compensation. The cost of temporary leased transmission capacity was $3.9 million for the year ended December 31, 2001 compared to $0.9 million in the year ended December 31, 2000. These costs were incurred until the remaining segments of our nationwide fiber-optic intercity network were placed in service. We cancelled the final remaining leased-line segment in December 2001. As this leased capacity of the network was replaced with our dark fiber IRUs, the related cost of network operations decreased and depreciation and amortization expense increased. As of December 31, 2001, all of the approximately 12,500 route miles of the nationwide fiber-optic intercity network had been delivered and placed in service.

        Selling, General, and Administrative Expenses.    Selling, general and administrative expenses, or SG&A, primarily include salaries and the related administrative costs associated with an increase in the number of employees. SG&A increased to $30.3 million for the year ended December 31, 2001 from $10.8 million for the year ended December 31, 2000. SG&A for the year ended December 31, 2001 includes approximately $3.0 million of amortization of deferred compensation. SG&A expenses increased primarily from an increase in employees and related expenses required to support our growth. We had 133 employees at December 31, 2001 versus 186 employees at December 31, 2000. On October 9, 2001, we reduced our staff by approximately 50 employees and re-aligned portions of our organizational structure to streamline our operations and better focus our activities. We capitalize the salaries and related benefits of employees directly involved with our construction activities. We began capitalizing these costs in July 2000 and have continued to capitalize these costs while our network is under construction. We capitalized $2.4 million of these costs for the year ended December 31, 2000 and $7.0 million for the year ended December 31, 2001.

        Depreciation and Amortization.    Depreciation and amortization expense increased to $13.5 million for the year ended December 31, 2001 from $0.3 million for the year ended December 31, 2000. These expenses represent the depreciation of the capital equipment required to support our network and the amortization of our IRUs. These amounts increased because we had more capital equipment and IRUs in service in 2001 than in the same period in 2000. We begin the depreciation and amortization of our capital assets once the related assets are placed in service.

        Interest Income and Expense.    Interest income decreased to $2.1 million for the year ended December 31, 2001 from $3.6 million for the year ended December 31, 2000. Interest income relates to interest earned on our marketable securities. Our marketable securities consisted of money market accounts and commercial paper. The reduction in interest income was primarily due to a reduction in interest rates for 2001 compared to 2000.

        Interest expense increased to $7.9 million for the year ended December 31, 2001 from $1.1 million for the year ended December 31, 2000. The increase in interest expense resulted from an increase in borrowings in 2001 partially offset by a reduction in interest rates and an increase in capitalized interest. Interest expense relates to interest charged on our borrowing on our vendor financing facility and our capital lease agreements. We began borrowing under our credit facility with Cisco Capital in August 2000 and had borrowed $181.3 million at December 31, 2001 and $67.2 million at December 31, 2000. We incurred $24.0 million and $47.9 million of capital lease obligations related to IRUs for the years ended December 31, 2001 and December 31, 2000, respectively. We capitalized $4.4 million of interest for the year ended December 31, 2001 and $3.0 million for the year ended December 31, 2000. We began capitalizing interest in July 2000 and have continued to capitalize interest expense while our network is under construction. Borrowings accrue interest at the three-month LIBOR rate, established at the beginning of each calendar quarter, plus a stated margin.

        Income Taxes.    We recorded no income tax expense or benefit for the year ended December 31, 2001 or the year ended December 31, 2000. The federal and state net operating loss carry-forwards of approximately $71.0 million at December 31, 2001 expire between 2019 and 2021. Due to the uncertainty surrounding the realization of our net operating losses and our other deferred tax assets, we have recorded a valuation allowance for the full amount of our net deferred tax asset. For federal and state tax purposes, our net operating loss carry-forwards could be subject to certain limitations on annual utilization if certain changes in ownership were to occur as defined by federal and state tax laws. Should we achieve profitability, our net deferred tax asset may be available to offset future income tax liabilities.

        Earnings Per Share.    Basic and diluted net loss per common share applicable to common stock increased to $(64.78) for the year ended December 31, 2001 from $(8.51) for the year ended December 31, 2000. The net loss applicable to common stock for the year ended December 31, 2001 includes a $24.2 million non-cash beneficial conversion charge related to our Series B preferred stock. The weighted-average shares of common stock outstanding increased to 1,406,007 shares at December 31, 2001 from 1,382,360 shares at December 31, 2000, due to exercises of options for our common stock.

        For the years ended December 31, 2000 and 2001, options to purchase 608,136 and 1,157,919 shares of common stock at weighted-average exercise prices of $9.90 and $5.30 per share, respectively, are not included in the computation of diluted earnings per share as they are anti-dilutive. For the years ended December 31, 2000 and 2001, 45,809,783, and 95,583,185 shares of preferred stock, which were convertible into 4,580,978, and 10,148,309 shares of common stock respectively, were not included in the computation of diluted earnings per share as a result of their anti-dilutive effect. For the year ended December 31, 2001, warrants for 710,216 shares of common stock, were not included in the computation of diluted earnings per share as a result of their anti-dilutive effect.

Liquidity and Capital Resources

        Since inception, we have primarily funded our operations and capital expenditures through private equity financing, capital lease obligations and equipment financing arrangements. As of December 31, 2002, we have raised $177 million of private equity funding, obtained a credit facility which allows borrowings of up to $409.0 million, of which $250.3 million was outstanding at December 31, 2002, have capital lease obligations outstanding at December 31, 2002 of approximately $58.8 million, and have approximately $117.0 million outstanding on the Allied Riser convertible subordinated notes. The credit facility is available as long as we satisfy certain financial and operational covenants. At December 31, 2002, our current cash and cash equivalents position and short-term investments totaled $42.8 million.

        Going Concern, Covenant Violation and Managements Plans.    Our credit facility (the Facility) with Cisco Systems Capital Corporation requires compliance with certain financial and operational covenants. Our net revenues as reported herein are insufficient to meet the covenant related to minimum net revenues for the fourth quarter of 2002. As a result, we are in default under the Facility and payment of our outstanding borrowing of approximately $250.3 million at December 31, 2002, can be accelerated by Cisco Capital and made immediately due and payable. Accordingly, this obligation is recorded as a current liability on the accompanying consolidated balance sheet. Our fiscal 2003 business plan contemplated receiving an additional $25 million of working capital under the Facility that was to become available in $5.0 million monthly increments from May 2003 until September 2003. As a result of the default, we are no longer entitled to these funds. We do not anticipate that Cisco Capital will loan additional working capital to us. Our cash and short-term investments were approximately $42.8 million at December 31, 2002, which is substantially less than the amount outstanding under the Facility.

        We are currently in negotiations with Cisco Capital. Some settlement options that we are discussing with Cisco Capital will require us to raise additional capital, which may not be available on terms acceptable to us. We are in discussions with our current shareholders and other investors relating to a potential investment. The outcome of these discussions is dependent upon our ability to reach a settlement with Cisco Capital. There can be no assurance that our negotiations with Cisco Capital will result in a settlement on terms acceptable to us and our current and potential future investors or that we would be able to secure additional capital from our existing or new investors. Should these negotiations fail, we will be required to pursue alternative strategies likely to include, reductions in operating costs, a reduction in our expansion plans, and potentially filing for bankruptcy protection.

        We have entered into account control agreements with Cisco Capital on our cash and investment accounts. These agreements provide Cisco Capital with a security interest in these funds and the right to assume exclusive control over all of our cash and short-term investments. Cisco Capital has not acted on these agreements. However, should Cisco Capital enforce its rights under these arrangements, our ability to fund operations will become immediately dependent upon Cisco Capital's willingness to release these funds.

        Settlement with Allied Riser Note Holders.    In January 2003, we entered into settlement and exchange agreements with the holders of approximately $107 million of par value of Allied Riser's $117 million convertible subordinated notes. Pursuant to the exchange agreement, the note holders agreed to surrender their notes including accrued and unpaid interest in exchange for a cash payment of approximately $5.0 million and the issuance of 3,326,293 shares of Series D preferred stock and 3,326,293 shares of Series E preferred stock. Pursuant to the settlement agreement, the note holders agreed to dismiss with prejudice their litigation against Allied Riser, in exchange for a cash payment of approximately $4.9 million and a general release from us, Allied Riser, and certain former Allied Riser directors. These transactions closed in March 2003 when the approximately $9.9 million was paid and the preferred shares were issued. These settlement and exchange agreements eliminated approximately $107 million principal payment obligation due in June 2007, interest accrued at a 7.5 percent annual rate since the last interest payment made on December 15, 2002, the future semi-annual interest payment obligations on these notes, and the note holder litigation in exchange for cash payments of approximately $9.9 million and the issuance of preferred stock convertible into approximately 4.8% of the Company's fully diluted common stock. After the exchange, there remains approximately $10 million of Allied Riser notes outstanding.

        Net Cash Used in Operating Activities.    Net cash used in operating activities was $41.6 million for the year ended December 31, 2002 as compared to a use of $46.8 million for the year ended December 31, 2001. The net loss increased to $91.8 million for year ended December 31, 2002 from a net loss of $66.9 million for the year ended December 31, 2001. These net losses are offset by depreciation and amortization of $45.9 million for the year ended December 31, 2002, and $16.9 million for the year ended December 31, 2001. Changes in assets and liabilities were a positive $18.5 million for the year ended December 31, 2002 and a positive $3.3 million for the year ended December 31, 2001. Net cash used in operating activities includes an extraordinary gain of $8.4 million and a gain on the settlement of vendor litigation of $5.7 million for the year ended December 31, 2002.

        Net Cash Used in Investing Activities.    Net cash from investing activities was a negative $19.8 million for the year ended December 31, 2002 as compared to a negative $131.7 million for the year ended December 31, 2001. Purchases of property and equipment were $75.2 million for the year ended December 31, 2002 and $118.0 million for the year ended December 31, 2001. Investing activities for the year ended December 31, 2002 included purchases of short-term investments of $1.8 million, the payment of $9.6 million related to the April 2002 acquisition of certain assets of PSINet and other intangible assets, $70.4 million of cash and cash equivalents acquired in the February 4, 2002 Allied Riser merger and approximately $3.6 million paid in April 2002 to purchase the minority interests of Shared Technologies of Canada. Investing activities for the year ended December 31, 2001 included a payment of $11.7 million related to the December 2001 acquisition of certain assets of NetRail Inc and purchases of short-term investments of $1.7 million.

        Net Cash Provided by Financing Activities.    Financing activities provided net cash of $51.7 million for the year ended December 31, 2002 compared to $161.9 million for the year ended December 31, 2001. We received proceeds from borrowing under our credit facility of $54.4 million for the year ended December 31, 2002 and $107.6 million for the year ended December 31, 2001. The borrowings for the years ended December 31, 2002 and December 31, 2001 included $10.0 million and $29.0 million, respectively, of working capital loans. For the years ended December 31, 2002 and December 31, 2001, we also borrowed $14.8 million and $6.4 million, respectively, to fund interest and fees related to our credit facility. The liquidation preference at December 31, 2002, of all classes of our preferred stock, was $230.3 million. Principal repayments of capital lease obligations were $2.7 million and $12.8 million for the years ended December 31, 2002 and December 31, 2001, respectively. Financing activities for the year ended December 31, 2001 included $61.3 million from the issuance of preferred stock and $5.6 million from deferred vendor discount.

        Credit Facility.    In October 2001, we entered into an agreement with Cisco Capital under which Cisco Capital agreed to enter into the $409.0 million Facility with us. This credit facility replaced our previous $310.0 million credit facility with Cisco Capital. The Facility provided for the financing purchases of up to $270 million of Cisco network equipment, software and related services, the funding of up to $64 million of working capital, and funding up to $75 million of interest and fees related to the Facility. On November 6, 2002, the Facility was amended to modify certain provisions and covenants that are described below.

        As discussed above, we breached the Facility's covenant related to minimum net revenues for the fourth quarter of 2002. As a result, we are in default under the Facility and the outstanding balance of approximately $262.7 million at March 28, 2003, can be accelerated by Cisco Capital and made immediately due and payable.

        The following describes the terms of the Facility without respect to the default:

        Borrowings may be prepaid at any time without penalty and are subject to mandatory prepayment based upon excess cash flow or upon the receipt of a specified amount from the sale of the our securities, each as defined. Principal payments begin in March 2005. Borrowings accrue interest at the three-month LIBOR rate, established at the beginning of each calendar quarter, plus a stated margin. The margin is dependent upon our leverage ratio, as defined, and may be reduced. Interest payments are deferred and begin in March 2006. The weighted-average interest rates on all borrowings for the years ended December 31, 2001 and December 31, 2002, were approximately 8.5 percent and 6.8 percent respectively. Borrowings are secured by a pledge of all of the assets and common stock of Cogent Communications, Inc. ("Cogent"). The Facility includes restrictions on Cogent's ability to transfer assets to its parent, Cogent Communications Group, Inc., except for certain operating liabilities. Cogent Communications Group, Inc. has guaranteed Cogent's obligations under the Facility.

        As of December 31, 2002, the availability under the Facility included $79 million for additional equipment loans, $50.5 million to fund additional interest and fees related to the Facility and an additional $25 million of working capital to become available in $5.0 million monthly increments from May 2003 until September 2003. The aggregate balance of working capital loans is limited to 35 percent of outstanding equipment loans. Borrowings under the Facility for the purchase of products and working capital are available until December 31, 2004. Borrowings under the Facility for the funding of interest and fees are available until December 31, 2005. The Facility matures on December 31, 2008. At December 31, 2002, there were $190.1 million of equipment loans, $39.0 million of working capital loans and $21.2 million of interest and fee loans outstanding. Cogent borrowed an additional $7.8 million of equipment loans in 2003.

        For loans outstanding prior to entering into the October 2001 facility, the applicable interest rate is 90 day LIBOR, or the London Interbank Offer Rate, plus 4.5% per annum. For loans issued after entering into the October 2001 facility, the applicable interest rate is 90 day LIBOR plus a margin ranging from 6.5% currently, down to 2.0%, depending upon our EBITDA—or earnings before interest, taxes, depreciation and amortization—and leverage ratio—or our ratio of consolidated funded debt to EBITDA.

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

  •
  We must meet minimum revenue thresholds. From March 31, 2002 to August 31, 2002, we were required to meet monthly consolidated revenue thresholds beginning at $1.2 million, and increasing to $5.2 million. There were additional monthly revenue thresholds excluding revenue from PSINet related assets that began at $1.5 million for April 30, 2002 and increased to $3.1 million for August 31, 2002. For the quarterly period ended December 31, 2002, we were required to meet a quarterly consolidated threshold of revenue of $15.5 million. Beginning with the quarterly period ending March 31, 2003, we must meet quarterly consolidated thresholds of annualized revenue. These targets begin at $109.3 million and gradually increase to $654.9 million by March 31, 2008, and $654.9 million thereafter.

  •
  Beginning March 31, 2002, we were required to meet monthly minimum EBITDA thresholds and in the quarter ended December 31, 2002 quarterly annualized minimum EBITDA thresholds. These thresholds began at $(4.1) million as of March 31, 2002, and peak at $251.7 million as of June 30, 2005, before decreasing to $176.0 million as of March 31, 2008 and thereafter.

  •
  Beginning September 30, 2003, our ratio of EBITDA to interest expense, measured as described in the agreement, must meet a minimum threshold for each quarter. This minimum ratio begins at 0.3:1 on September 30, 2003 and increases to 4.2:1 by December 31, 2004, before decreasing to 1.2:1 by June 30, 2006. After June 30, 2006, this threshold varies between 1.2:1 and 1.0:1.

  •
  Beginning September 30, 2002, our ratio of consolidated funded debt to capitalization was required to not exceed a maximum percentage, which started at 71% as of September 30, 2002, and which will decrease to 50% as of September 30, 2007 and thereafter.

  •
  We must meet minimum thresholds for customers, as defined in the agreement. This threshold was 392 as of March 31, 2002, increasing to 25,168 by March 31, 2008 and thereafter.

  •
  We must maintain a minimum amount of cash and short-term investments, which started at $68.2 million as of March 31, 2002. This minimum threshold varies each quarter until June 30, 2003, when it begins to increase from $17.9 million to $244.7 million by December 31, 2007 and $280.6 million thereafter.

  •
  We must meet minimum requirement for nodes connected to our network. This threshold was 207 as of March 31, 2002, and will increase to 2,356 by March 31, 2008, and thereafter.

  •
  We may not make capital expenditures on an annualized basis in excess of a maximum amount that varies for each year. This maximum amount was $82.0 million for the year ending December 31, 2002, and will increase to $115.2 million by the year ending December 31, 2005, before decreasing to $77.6 million for the year ended December 31, 2007 and thereafter.

        Product and Service Agreement with Cisco Systems.    We have entered into an agreement with Cisco Systems, Inc. ("Cisco") for the purchase of a total of $270.0 million of networking equipment for our network. Under this Cisco supply agreement, we are obligated to purchase all of our networking equipment from Cisco until September 2003 and specified amounts through December 2004 unless Cisco cannot offer a competitive product at a reasonable price and on reasonable terms. If another supplier offers such products with material functionality or features that are not available from Cisco at a comparable price, we may purchase those products from the other supplier, and such purchases will not be included in determining our compliance with Cisco minimum purchase obligations. The majority of our network equipment has been obtained from Cisco.

        The Cisco supply agreement provides for certain discounts against the list prices for Cisco equipment. The agreement also requires us to meet certain minimum purchase requirements each year during the four-year initial term of the agreement, provided that Cisco is not in default under the Facility. We have satisfied the minimum requirement through December 31, 2002. For 2003 and 2004, we must meet minimum purchase requirements of $42.4 million and $45.5 million, respectively. In addition, we purchase from Cisco technical support and assistance with respect to the Cisco hardware and software purchased under the supply agreement. As of December 31, 2002, we had purchased approximately $190.1 million towards this commitment.

        Our contractual cash obligations are as follows:

	Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(in thousands)
Contractual Cash Obligations
Long term debt(a)	$265,494	$255,303	$—	$10,191	$—
Capital lease obligations	109,335	8,418	13,456	11,032	76,429
Operating leases	185,091	22,306	36,101	29,107	97,577
Unconditional purchase obligations	118,971	44,235	48,802	3,302	22,632

Total contractual cash obligations	$678,891	$330,262	$98,359	$53,632	$196,638

(a)
reflects the default on the Facility requiring the obligation to be classified as current, and the repurchase of approximately $107 million of the $117 million par value of the Allied riser subordinated convertible notes.

        Future Capital Requirements.    Our future capital requirements will depend on a number of factors, including our success in increasing the number of customers using our services and the number of buildings we serve, regulatory changes, competition, technological developments, potential merger and acquisition activity and the economy's ability to recover from the recent downturn. In order to be in a position to fund our operations through 2003, we will need to come to a satisfactory settlement with Cisco Systems Capital Corporation with respect to our default under the credit agreement. We anticipate that in connection with any such settlement, we will need to raise additional capital. We are currently in negotiations with Cisco Capital regarding such a settlement and with certain of our preferred stockholders regarding raising additional capital. Additionally, even if we settle with Cisco Capital, until we can generate sufficient levels of cash from our operations, we will continue to rely on equity financing to satisfy our cash needs. We cannot assure you that this financing will be available on terms favorable to us or our stockholders, or at all. Insufficient funds may require us to delay or scale back the number of buildings that we serve or require us to restructure our business. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders may result.

        As described elsewhere in this report, we have violated the debt covenant related to minimum net revenues for the fourth quarter of 2002. Accordingly, we are in default under the Facility and the outstanding balance of approximately $262.7 million at March 28, 2003, may be accelerated by Cisco Capital and made immediately due and payable. Unless Cisco Capital agrees to waive the default, we are not entitled to additional borrowings.

        We may elect to purchase or otherwise retire the remaining $10.2 million par value of Allied Riser notes with cash, stock or assets from time to time in open market or privately negotiated transactions, either directly or through intermediaries where we believe that market conditions are favorable to do

so. Such purchases may have a material effect on our liquidity, financial condition and results of operations.

        We are subject to claims and lawsuits arising in the ordinary course of business. Management believes that the outcome of any such proceedings to which we are a party will not have a material adverse effect on us.

Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. The statement provides accounting and reporting standards for recognizing obligations related to asset retirement costs associated with the retirement of tangible long-lived assets. Under this statement, legal obligations associated with the retirement of long-lived assets are to be recognized at their fair value in the period in which they are incurred if a reasonable estimate of fair value can be made. The fair value of the asset retirement costs is capitalized as part of the carrying amount of the long-lived asset and expensed using a systematic and rational method over the assets' useful life. Any subsequent changes to the fair value of the liability will be expensed. The Company is in the process of evaluating the impact of adopting this standard.

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

        In May 2002, the FASB issued SFAS No. 145, "Recission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections." The statement provides reporting standards for debt extinguishments and provides accounting standards for certain lease modifications that have economic effects similar to sale-leaseback transactions. The statement is effective for certain lease transactions occurring after May 15, 2002 and all other provisions of the statement shall be effective for financial statements issued on or after May 15, 2002. Adoption of this standard did not have any impact on our financial position or the presentation of any transactions.

        On July 29, 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 replaces Issue 94-3. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," or SFAS No. 148. SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB No. 28. The provisions of SFAS No. 148 are effective for fiscal years beginning after December 15, 2002 with respect to the amendments of SFAS No. 123 and effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002 with respect to the amendments of APB No. 28. We have adopted SFAS No. 128 by including the required additional disclosures.

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

  •
  We recognize service revenue when the services are performed, evidence of an arrangement exists, the fee is fixed and determinable and collectibility is probable. Service discounts and incentives related to telecommunications services are recorded as a reduction of revenue when granted. Fees billed in connection with customer installations and other upfront charges are deferred and recognized ratably over the estimated customer life. Direct costs incurred for provisioning and installing a customer and sales and commission costs associated with acquiring the new customer are expensed as incurred. When we feel that collection is not probable, we recognize an allowance against and equal to the revenue amount. We reverse this allowance and record revenue once these amounts are paid in cash.

  •
  We establish a valuation allowance for collection of doubtful accounts and other sales credit adjustments. Valuation allowances for sales credits are established through a charge to revenue, while valuation allowances for doubtful accounts are established through a charge to selling, general and administrative expenses. We assess the adequacy of these reserves monthly by evaluating general factors, such as the length of time individual receivables are past due, historical collection experience, the economic and competitive environment, and changes in the credit worthiness of our customers. As considered necessary, we also assess the ability of specific customers to meet their financial obligations to us and establish specific valuation allowances based on the amount we expect to collect from these customers. We believe that our established valuation allowances were adequate as of December 31, 2002 and 2001. If circumstances relating to specific customers change or economic conditions worsen such that our past collection experience and assessment of the economic environment are no longer valid, our estimate of the recoverability of our trade receivables could be changed. If this occurs, we adjust our valuation allowance in the period the new information is known.

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

  •
  We review our long-lived assets, including property and equipment, and intangible assets with definite useful lives to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS No. 144"). SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," ("SFAS No. 121"). In accordance with implementation requirements, we implemented the provisions of SFAS No. 144 in 2002. Pursuant to SFAS No. 144, impairment is determined by comparing the carrying value of these long-lived assets to our best estimate of future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. We believe that no impairment existed under SFAS No. 144 as of December 31, 2002 and 2001. In the event that there are changes in the planned use of our long-lived assets or our expected future undiscounted cash flows are reduced significantly, our assessment of our ability to recover the carrying value of these assets under SFAS No. 144 could change.

  Because managements best estimate of undiscounted cash flows generated from these assets exceeds their carrying value for each of the periods presented, no impairment pursuant to SFAS No. 144 exists. However, because of the significant difficulties confronting the telecommunications industry, management believes that currently the fair value of our long-lived assets including our network assets and IRU's are significantly below the amounts the Company originally paid for them.

  •
  We account for our business combinations pursuant to SFAS No. 141, "Business Combinations" ("SFAS No. 141"). Under SFAS No. 141 we allocate the cost of an acquired entity to the assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. Intangible assets are recognized when they arise from contractual or other legal rights or if they are separable as defined by SFAS No. 141. We determine estimated fair values using quoted market prices, when available, or the using present values determined at appropriate current interest rates. Consideration not in the form of cash is measured based upon the fair value of the consideration given.

  •
  We account for our intangible assets pursuant to SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). Under SFAS No. 142 we determine the useful lives of our intangible assets based upon the expected use of the intangible asset, contractual provisions, obsolescence and other factors. We amortized our intangible assets on a straight-line basis. We presently have no intangible assets that are not subject to amortization.

RISK FACTORS

        Investing in our common stock involves risk. You should carefully consider the risks and uncertainties described below in conjunction with the other information included or incorporated by reference in this prospectus before making an investment decision.

We are in default under our credit facility with Cisco Systems Capital Corporation.

        Our credit facility with Cisco Systems Capital Corporation requires compliance with certain financial and operational covenants. Our net revenues as reported herein are insufficient to meet the covenant related to minimum net revenues for the fourth quarter of 2002. Accordingly, we are in default under the credit facility and the outstanding balance of approximately $262.7 million at March 28, 2003, can be accelerated by Cisco Capital and made immediately due and payable. Our cash, cash equivalents and short-term instruments were approximately $42.8 million at December 31, 2002, which is substantially less than the amount due under the credit facility. Should Cisco Capital accelerate our debt, and seek to exercise its rights as a secured creditor, we may be forced to seek bankruptcy protection.

        Additionally, our business plan for the 2003 fiscal year contemplated receiving an additional $25 million of working capital under the credit facility that was to become available in $5.0 million monthly increments from May 2003 until September 2003. As a result of the default, we are no longer entitled to these funds. We do not anticipate that Cisco Capital will loan additional working capital to us. Moreover, we have entered into account control agreements with Cisco Capital on our cash and investment accounts. These agreements provide Cisco Capital with a security interest in these funds and the right to assume exclusive control over all of our cash and short-term investments. Cisco Capital has not acted on these agreements. However, should Cisco Capital enforce its rights under these arrangements, our ability to fund operations will become immediately dependent upon Cisco Capital's willingness to release these funds.

        We are currently in negotiations with Cisco Capital regarding the default and related matters. Should these negotiations fail, we will be required to pursue additional strategies likely to include, reductions in operating costs, a reduction in our expansion plans, and potentially, the filing for bankruptcy protection.

We are an early-stage company in an unproven industry, and if we do not grow rapidly and obtain additional capital we will not succeed.

        We have a short operating history and therefore the information available to evaluate our prospects is limited. We initiated operations in 2000. Moreover, the market for our high-speed Internet service itself has only existed for a short period of time and is unproven. Accordingly, our prospects must be evaluated in light of the risks, expenses, and difficulties frequently encountered by companies in their early stage of development, particularly in a new, unproven market.

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

        Our future capital requirements to sustain our current operations and to achieve the economies of scale necessary for success will depend on a number of factors, including our success in increasing the number of customers and the number of buildings we serve, the expenses associated with the build-out and maintenance of our network, regulatory changes, competition, technological developments, potential merger and acquisition activity, and the economy's ability to recover from the recent downturn.

        Additionally, our future capital requirements likely will increase if we acquire or invest in additional businesses, assets, products, and technologies. Until we can generate sufficient levels of cash from our operations, we will continue to rely on equity financing and long-term debt to meet our cash needs. Given the current condition of the financial markets, it has become very difficult to raise capital, especially for telecommunications companies like us. There is no assurance that access to additional capital will become any easier in the future, nor can we assure you that any such financing will be available on terms favorable to us or our stockholders. Additionally, our amended and restated charter contains provisions that require our preferred stockholders to approve most equity issuances by us and that give our preferred stockholders adjusted conversion ratios if we issue equity at a lower price per share than those holders paid. Insufficient funds may require us to delay or scale back the number of on-net buildings. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders may result. In addition, if our operations do not produce positive cash flow in sufficient amounts to pay our financing obligations, our future financial results and our ability to implement our business plan will be materially and adversely affected.

We have historically incurred operating losses and we expect our losses to continue for the foreseeable future.

        Since our formation, we have generated increasing losses and we anticipate that we will continue to incur increasing losses for the foreseeable future. In 2000, we had a net loss of $11.8 million on no revenues, in 2001, we had a net loss of $66.9 million on revenues of $3.0 million, and in 2002, we had a net loss of $91.8 million on revenue of $51.9 million. As of December 31, 2002, we had an accumulated deficit of $194.8 million. Continued losses significantly greater than we anticipate may prevent us from pursuing our strategies for growth or require us to seek unplanned additional capital, and could cause us to be unable to meet our debt service obligations, capital expenditure requirements, or working capital needs.

The issuance of common stock to holders of Allied Riser's 7.5% convertible subordinated notes due 2007 as payment-in-kind in lieu of cash interest may result in immediate and substantial dilution of our common stock.

        The indenture governing Allied Riser's notes provides that we may, at our option, issue common stock to the holders of the notes as payment-in-kind in lieu of cash interest. Any such issuance will result in immediate dilution of our then-issued and outstanding common stock, and would likely create downward pressure on the market price of our common stock.

We are leveraged and we may not be able to repay our indebtedness.

        As of March 28, 2003, we had $262.7 million of outstanding indebtedness under our credit facility with Cisco Systems Capital and $10.2 million under the 7.5% convertible subordinated notes due 2007. As discussed more fully in the Liquidity and Capital Resources section of this document, we are in default under a covenant of the Cisco credit facility and Cisco Systems Capital could require us to repay the full amount of the outstanding indebtedness immediately. We could not currently make such a repayment.

        Our high level of indebtedness will have consequences on our operations. Among other things, our indebtedness will:

  •
  limit our ability to obtain additional financing;

  •
  limit our flexibility in planning for, or reacting to, changes in our market or business plan; and

  •
  render us more vulnerable to general adverse economic and industry conditions.

Anti-dilution and conversion-price adjustment provisions could make it more difficult to raise new equity capital in the future.

        Provisions of our amended and restated certificate of incorporation could make it more difficult for us to attract new investment in the future, even if doing so would be beneficial to our stockholders. Under the terms of our certificate of incorporation with respect to our Series C preferred stock, for example, if we issue additional shares of capital stock at a price per share that is less than the price of the Series C preferred stock, the holders of the Series C preferred stock will have the right to convert their stock to common stock at the same, reduced price per share. The issuance of the shares of common stock as payment-in-kind of interest on the notes will not trigger these rights. Our other series of preferred stock and our warrants issued to Cisco Capital have similar provisions. In addition, the holders of the preferred stock have liquidation preferences in the event of the sale or liquidation of Cogent. Such provisions may have the effect of inhibiting our ability to raise needed capital.

        Similarly, future sales or issuances of our common stock, warrants or other convertible securities, may depress our stock price. Such issuances may be done in connection with future financings or as part of payment-in-kind interest payments under the Notes. Such issuances will have a dilutive effect on existing shareholders and may adversely affect our stock price.

We may not be able to efficiently manage our growth, which could harm our business.

        Our future largely depends on our ability to implement our business strategy and proposed expansion in order to create new business and revenue opportunities. Our results of operations will be adversely affected if we cannot fully implement our business strategy. Future expansion will place significant strains on our personnel, financial, and other resources. The failure to efficiently manage our growth could adversely affect the quality of our services, our business, and our financial condition. Our ability to manage our growth will be particularly dependent on our ability to develop and retain an effective sales force and qualified technical and managerial personnel. We may not be able to hire and retain sufficiently qualified personnel, particularly given our current financial condition and stock price. We may not be able to maintain the quality of our operations, to control our costs, to maintain compliance with all applicable regulations, and to expand our internal management, technical, information, and accounting systems in order to support our desired growth.

        In addition, we must perform these tasks in a timely manner, at reasonable costs, and on satisfactory terms and conditions. Failure to effectively manage our planned expansion could have a material adverse effect on our business, growth, financial condition, results of operations, and on our ability to make payments on our obligations. Our expansion may involve acquiring other companies or assets. These acquisitions could divert resources and management attention and require integration with our existing operations. We cannot assure you that these acquisitions will be successful. In addition, we cannot assure you that we will be successful or timely in developing and marketing service enhancements or new services that respond to technological change, changes in customer requirements, and emerging industry standards.

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

  •
  difficulties in transitioning key supplier relationships;

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

We will face challenges in integrating assets we may acquire and, as a result, may not realize the expected benefits of the merger and acquisition.

        Integrating Allied Riser, the assets of PSINet and other acquisitions into our operations has been and continues to be a costly and complex process. We may make similar acquisitions in the future that will also have a costly and complex integration process. The diversion of the attention of management and any difficulties encountered in the process of integrating operations could cause the disruption of our business activities. Further, the process of integrating any new businesses or assets acquired and related uncertainties associated with the acquisition could negatively affect employee performance, satisfaction, and retention.

Our business has changed with the acquisition of the PSINet and Fiber Network Solutions, Inc.

        PSINet's business involves a method of operating that differs from our prior methods of operating. Since the PSINet acquisition we have had to acquire and maintain connections (typically T1 lines) provided by local telephone companies from our network to the customer. The customers we acquired through the Fiber Network Solutions transaction also require, for the most part, such connections from local telephone companies. We do not know if we will be able to obtain and maintain these connections in a timely and cost effective manner. We expect that the integration and related costs will continue to be significant.

We may be unable to successfully complete or expand our network.

        The construction, operation, and any upgrading of our network are significant undertakings. Administrative, technical, operational, and other problems that could arise may be more difficult to address and solve due to the significant size and complexity of the planned network. In order for our business plan to succeed, it will be necessary to build out our network and related facilities in a manner that is timely and cost efficient. Our ability to do so, however, will be affected by a variety of factors, many of which are difficult or impossible to control, including:

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

        Our business could suffer from a delay, reduction or interruption of deliveries from our equipment suppliers or the termination of relationships with them. We obtain most of our optical-electronic equipment from Cisco Systems. We depend on WilTel Communications for most of our long-haul fiber network. Metromedia Fiber Networks, Level 3, Qwest, Looking Glass Networks and others provide us with metropolitan dark fiber linking our national network to individual buildings. Dark fiber is the term for optical fiber that has been installed, but does not include the optical-electronic terminal equipment needed to transmit or receive data, which we install, and which is provided to us by third-party suppliers. Such third-party suppliers are responsible for additional amounts of conduit, computers, software, switches/routers, and related components that we assemble and integrate into our network. Any reduction in or interruption of deliveries from our equipment suppliers, especially Cisco Systems, Metromedia Fiber Networks, Level 3, or WilTel Communications could delay our plans to complete our network and install in-building networks, impair our ability to acquire or retain customers, and harm our business generally. Historically, the metropolitan dark fiber industry has encountered delays in delivering its products. Our suppliers have encountered this and, as a result, we have experienced increasing delays in obtaining metropolitan dark fiber from them. This has resulted in, and could continue to result in, a delay in extending our network to end user locations and our ability to service customers. We may construct certain portions ourselves in order to complete our business plan on a timely basis. In addition, the price of the equipment and other supplies we purchase may substantially increase over time, increasing the costs we pay in the future. It could take a significant period of time to establish relationships with alternative suppliers for each of our technologies and substitute their technologies into our networks. If any of these relationships are terminated or a supplier fails to provide reliable services or equipment and we are unable to reach suitable alternative arrangements quickly, we may experience significant delays and additional costs. If that happens, our business could be materially adversely affected.

Our business could suffer delays and problems due to the actions of network providers on whom we are partially dependent.

        With the acquisition of PSINet assets we began to provide services over networks provided and controlled by others, such as local telephone companies. In the past we have acquired dark fiber from providers and installed our own equipment to operate our network. Many former PSINet and Fiber Network Solutions customers, who are now our customers, as well as new customers our sales force generates, are connected to our network by means of communications lines (typically T-1 lines) that are provided as services by local telephone companies and others, and we plan to add new customers to our network using such services. We may experience problems with the installation, maintenance, and pricing of these T-1 lines and other communications links that are beyond our ability to control or to remedy directly.

Our rights to the use of the dark fiber that make up our network may be affected by the financial health of our fiber providers.

        Except for some last-mile lateral connections that we have constructed, we do not have title to the dark fiber that makes up the foundation of our network. Our interests in the dark fiber that makes up our network take the form of long-term leases or indefeasible right of use agreements, known as IRUs. A bankruptcy or financial collapse of one of our fiber providers could result in a loss of our rights under our long-term lease agreements or IRUs with such provider, which in turn could have a negative impact on the integrity of our network and on our results of operations. If we lose rights under our IRU agreements, we may be required to expend additional funds for maintenance of the fiber, directly fund right of way obligations, or even purchase replacement fiber from another provider if it exists. There may be geographic regions in which alternate providers do not exist. This could require us to suspend operations to some customers or construct our own fiber connections to those customers. There has been increasing financial pressure on some of our fiber providers as part of the overall weakening of the telecommunications market over the past 18 to 24 months. Our largest supplier of our metropolitan fiber networks, Metromedia Fiber Networks, filed for bankruptcy and has yet to emerge. The parent of the provider of our national backbone fiber rings filed for bankruptcy and emerged in October 2002. This will impact our operations chiefly by decreasing our ability to add new metropolitan fiber rings and our ability to add new buildings to existing rings. Another supplier of metropolitan fiber, ACSI Network Technologies, Inc., also filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. In these or other cases of bankruptcy or financial collapse, our rights under our dark fiber agreements remain unclear, although to date there has been no interruption of service. In particular, to our knowledge, the rights of the holder of an IRU in strands of dark fiber have never been addressed by the judiciary at the state or federal level in bankruptcy.

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

        Our business depends upon our ability to install in-building networks. This requires us to enter into access agreements with building owners or managers allowing us to install our in-building networks and provide our services in the buildings. These agreements typically have terms of five to ten years, with limited renewal rights. We expect to need to enter into additional access agreements for the foreseeable future, and may need to amend some of the current agreements to allow us to offer all of the services contemplated by our current business plan. The failure of building owners or managers to grant, amend, or renew access rights on acceptable terms, or any deterioration in our existing relationships with building owners or managers, could harm our marketing efforts and could substantially reduce our potential customer base. Current federal and state regulations do not require building owners to make space available to us, or to do so on terms that are reasonable or nondiscriminatory. While the FCC has adopted regulations that prohibit carriers under its jurisdiction from entering into exclusive arrangements with owners of multi-tenant commercial office buildings, these regulations do not require building owners to offer us access to their buildings. Building owners or managers may decide not to permit us to install our networks in their buildings or may elect not to renew or amend our access agreements. The failure to obtain or maintain these agreements would reduce our revenues and we might not recover our infrastructure costs.

We will need to obtain or construct additional building laterals to connect buildings to our network.

        In order to connect a building to our high-speed Cogent network, we must obtain or construct lateral fiber extensions from our metropolitan ring to the building to which we intend to provide our on-net Internet service. To date, we have relied largely on third parties for lateral connections. While we intend to continue using third parties for lateral connections in the future, we also have constructed or funded laterals on our own or in ventures with third parties. The availability of such lateral connections from third parties is dependent on many factors, including but not limited to the:

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

        Prior to generating revenues, we must incur significant initial capital expenditures. Our expenditures will vary depending on, among other things, whether we encounter any construction-related difficulties or difficulties in acquiring rights-of-way or other permits. After the initial installation of our network, our capital expenditures (for, among other things, equipment and wiring within buildings and fiber optic connections to buildings) continue to grow based on the extent to which we add customers within a building. We may not be able to recoup all of our expenditures.

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

        Our success also depends on rapid growth in sales of our particular Internet services offerings. This growth depends, in part, on customers trusting us to deliver the services in a timely and efficient manner, and that we will continue to operate for at least as long as the life of any contract between the two of us. This trust may be difficult to establish because there has been a substantial downturn in the telecommunications industry, leading to many bankruptcies and closures of other Internet service providers. Some of these closures required the customers of the closing Internet service provider to find alternative providers on very short notice. In light of these developments, there may be an increasing desire on the part of Internet service customers to only do business with telecommunications providers who have a long operating history and are amongst the biggest providers in the industry. Our short operating history and small size could put us at a disadvantage in competing with such established providers.

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

  •
  Incumbent Carriers. In each market we serve, we face, and expect to continue to face, significant competition from the incumbent carriers, which currently dominate the local telecommunications markets. We compete with the incumbent local exchange carriers on the basis of product offerings, quality, capacity and reliability of network facilities, state-of-the-art technology, price, route diversity, ease of ordering and customer service. However, the incumbent carriers have long-standing relationships with their customers and provide those customers with various transmission and switching services that we do not currently offer. Because our fiber optic networks have been recently installed compared to those of the incumbent carriers, our state-of-the-art technology may provide us with cost, capacity, and service quality advantages over some existing incumbent carrier networks, however, our network may not support the breadth of products supported by these legacy networks.

  •
  In-Building Competitors. Some competitors, such as Cypress Communications, XO Communications, Yipes, Intellispace, and Eureka Networks, are attempting to gain access to office buildings in our target markets. Some of these competitors are seeking to develop preferential relationships with building owners. To the extent these competitors are successful, we may face difficulties in building our networks and marketing our services within some of our target buildings. Our agreements to use utility shaft space (riser facilities) within buildings are generally not exclusive. An owner of any of the buildings in which we have rights to install a network could also give similar rights to one of our competitors. Certain competitors already have rights to install networks in some of the buildings in which we have rights to install our networks. It will take a substantial amount of time to build networks in all the buildings in which we intend to exercise our rights under our license agreements and master license agreements. Each building in which we do not build a network is particularly vulnerable to competitors. It is not clear whether it will be profitable for two or more different companies to operate networks within the same building. Therefore, it is critical that we build our networks in additional buildings quickly. Once we have done so, if a competitor installs a network in the same building, there will likely be substantial price competition.

  •
  Local Telephone Companies. Incumbent local telephone companies, including regional Bell operating companies such as Verizon, SBC, Qwest and BellSouth, have several competitive strengths which may place us at a competitive disadvantage. These competitive strengths include an established brand name and reputation and significant capital to rapidly deploy or leverage existing communications equipment and broadband networks. Competitive local telephone companies often market their services to tenants of buildings within our target markets and selectively construct in-building facilities. Historically incumbent local telephone companies have not been required to compensate building owners for access and distribution rights within a targeted building.

  •
  Long Distance Companies. Many of the leading long distance companies, such as AT&T, MCI WorldCom and Sprint, could begin to build their own in-building voice and data networks. The newer national long distance carriers, such as Qwest, are building and managing high speed fiber-based national voice and data networks, partnering with Internet service providers, and may extend their networks by installing in-building facilities and equipment.

  •
  Competitive Local Telephone Companies. Competitive local telephone companies often have broadband inter-building connections, market their services to tenants of large and medium-sized buildings, and selectively build in-building facilities.

  •
  Fixed Wireless Service Providers. Fixed wireless service providers, such as MCI WorldCom, XO Communications, First Avenue Networks, AT&T, Sprint, Terabeam, Teligent and Winstar Communications, provide high-speed communications services to customers using microwave or other facilities or satellite earth stations on building rooftops.

  •
  Internet Service Providers. Internet service providers, such as AT&T WorldNet, EarthLink, Prodigy, the UUNET subsidiary of MCI WorldCom, Level 3, Sprint and Verio, provide traditional and high speed Internet access to residential and business customers, generally using the existing communications infrastructure. Digital subscriber line companies and/or their Internet service provider customers, such as AT&T and Covad, typically provide broadband Internet access using digital subscriber line technology, which enables data traffic to be transmitted over standard copper telephone lines at much higher speeds than these lines would normally allow. Providers, such as America Online, Microsoft Network, Prodigy, United OnLine and Earthlink, generally target the residential market and provide Internet connectivity, ease-of-use and a stable environment for modem connections.

  •
  Cable-Based Service Providers. Cable-based service providers, such as Roadrunner, RCN Communications, Comcast, Cox, AOL Time Warner and Charter Communications use cable television distribution systems to provide high capacity Internet access.

  •
  Other High-Speed Internet Service Providers. We may also lose potential customers to other high-speed Internet service. These providers, such as Yipes and OnFiber, and are often characterized as Ethernet metropolitan access networks. They have targeted a similar customer base and have business strategies that have elements that parallel ours.

  •
  Some of our competitors are in bankruptcy or may soon emerge from bankruptcy. Because the bankruptcy process allows for the discharge of debts and rejection of certain obligations the competitors may have pricing flexibility and a lower cost structure with which we will find it difficult to compete.

Our failure to acquire, integrate, and operate new technologies could harm our competitive position.

        The telecommunications industry is characterized by rapid and significant technological advancement and the introduction of new products and services. We do not possess significant intellectual property rights with respect to the technologies we use, and we are dependent on third parties for the development of and access to new technology. In addition, we own the equipment we use to provide our services and we will have long-term leases or indefeasible rights of use attached to the fiber optic networks that will constitute our network. Therefore, technological changes that render our equipment out of date, less efficient, or more expensive to operate than newer equipment could cause us to incur substantial increases in capital expenditures to upgrade or replace such equipment.

        Additionally, there currently are other technologies that provide more capacity and speed than dial-up connections and can be used instead of our high-speed data services, including digital subscriber line technology, cable modems, wireless technology, and integrated services digital networks. Furthermore, these technologies may be improved and other new technologies may develop that provide more capacity and speed than the broadband data technology we typically employ.

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

        Another source of connection to the Internet is peering arrangements. By entering into what are known as settlement-free peering arrangements, providers agree to exchange traffic between their respective networks without charging each other. Our establishment and maintenance of peering relationships is necessary to avoid the higher costs of transit capacity and in order to maintain high network performance capacity. Our business plan depends on our ability to avoid transit costs in the future as our network expands. In that regard, we are attempting a number of initiatives to lower our transit costs. We are seeking more settlement-free peering arrangements. We expect that these initiatives will enable us to reduce our transit costs but there is no guarantee that such efforts will be successful. Peering relationships are not subject to regulation, and may change in terms and conditions.

        Some Internet service providers have outbound versus inbound ratio requirements in order to establish or maintain peering relationships. At the current time our customer base has more content providers (web hosting, internet radio, etc), than retail users which may lead to more outbound traffic than inbound and thus unacceptable ratios to these providers. If that happens we may be forced to send more traffic either over transit or via paid settlements.

        If we are not able to maintain and increase our peering relationships, we may not be able to provide our customers with high performance and affordable services which would have a material adverse effect on our business.

Network failure or delays and errors in transmissions expose us to potential liability.

        Our network uses a collection of communications equipment, software, operating protocols, and proprietary applications for the high-speed transportation of large quantities of data among multiple locations. Given the complexity of our network, it may be possible that data will be lost or distorted.

Delays in data delivery may cause significant losses to a customer using our network. Our network may also contain undetected design faults and software bugs that, despite our testing, may not be discovered in time to prevent harm to our network. The failure of any equipment or facility on the network could result in the interruption of customer service until we effect necessary repairs or install replacement equipment. Network failures, delays, and errors could also result from natural disasters, power losses, security breaches, and computer viruses. In addition, some of our customers are, at least initially, only served by partial fiber rings, increasing the risk of service interruption. With the acquisition of PSINet assets we have become partially dependent on the networks of other providers such as local telephone companies. Network failures, faults, or errors could cause delays or service interruptions, expose us to customer liability, or require expensive modifications that could have a material adverse effect on our business.

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

        The law relating to the liability of Internet access providers and online services companies for information carried on or disseminated through their networks is unsettled. As the law in this area develops, the potential imposition of liability upon us for information carried on and disseminated through our network could require us to implement measures to reduce our exposure to such liability, which may require the expenditure of substantial resources or the discontinuation of certain products or service offerings. Any costs that are incurred as a result of such measures or the imposition of liability could harm our business.

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

  •
  If we decide to provide voice and other basic telecommunications services in the United States we may be unable to successfully respond to regulatory changes. We will become subject to regulation by the FCC and state agencies in the event we decide to offer non-enhanced voice and other basic telecommunications services and may become subject to regulation if we offer voice services over the Internet. Complying with these regulatory requirements may be costly.

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

  •
  Deregulation of the provision of high speed Internet access by incumbent local exchange carriers could result in increased competition and negatively affect our business. The FCC is currently considering whether to reduce its regulation of the delivery of high speed Internet access by incumbent local exchange carriers including the regional Bell operating companies held by Verizon, SBC, Qwest and BellSouth. While we do not know if or to what extent such a reduction will occur, such reduced regulation could negatively affect our business by enhancing the competitive position of the incumbent local exchange carriers. In February 2003, the FCC announced that it was eliminating some of its rules that made it easier for competitive entrants to gain access to the incumbent local exchange carrier's network for the purpose of providing high-speed access to the Internet. We do not expect these rule changes to have a material impact on our ability to provide service to our customers, but the rule changes could result in increased competition from the incumbent local exchange carriers against the services we provide.

  •
  One of our subsidiaries, Shared Technologies of Canada, operates in Toronto, Canada. In addition to Internet service, it offers voice services. Generally, the regulation of Internet access services and competitive voice services has been similar in Canada to that in the U.S. in that providers of such services fewer regulatory requirements than the incumbent local telephone company. This may change. Also, the Canadian government has requirements limiting foreign ownership of certain telecommunications facilities in Canada. We will have to comply with these to the extent we have facilities that are subject to these regulations.

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

Our affiliates own more than two thirds of the outstanding voting stock, and thus will control all matters requiring a stockholder vote and, as a result, could prevent or delay any strategic transaction.

        Our existing directors, executive officers, and greater-than-five-percent stockholders and their affiliates, in the aggregate, beneficially own more than two thirds of the outstanding shares of voting stock. If all of these stockholders were to vote together as a group, they would have the ability to exert significant influence over our board of directors and its policies. For instance, these stockholders would be able to control the outcome of all stockholders' votes, including votes concerning director elections, charter and bylaw amendments, and possible mergers, corporate control contests, and other significant corporate transactions including any going private transaction. The concentration of our stock ownership could have the effect of preventing or delaying a change of control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could harm the market price of our common stock or prevent our stockholders from realizing a takeover premium over the market price for their shares of common stock.

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

Our former principal independent public accountant, Arthur Andersen LLP, has been found guilty of federal obstruction of justice charges and you are unlikely to be able to exercise effective remedies against them in any legal action.

        On June 15, 2002, a jury in Houston, Texas found our former independent public accountant, Arthur Andersen LLP, guilty of federal obstruction of justice charges arising from the federal government's investigation of Enron Corp. As a result, Arthur Andersen has ceased practicing before the SEC. All of Arthur Andersen's personnel have left the firm, including the individuals responsible for auditing the Cogent and Allied Riser audited financial statements. Because Arthur Andersen no longer exists, you are unlikely to be able to exercise effective remedies or collect judgments against them.

        Moreover, as a public company, we are required to file with the SEC financial statements audited or reviewed by an independent public accountant. On June 15, 2002 the SEC issued a statement that it will continue to accept financial statements audited by Arthur Andersen on an interim basis if Arthur Andersen is able to make certain representations to its clients concerning audit quality controls. Arthur Andersen has made such representations to us. However, for the reasons noted above, Arthur Andersen may be unable to make these representations in the future or to provide other information or documents that would customarily be received by us in connection with an offering, including consents and "comfort letters." In addition, Arthur Andersen may be unable to perform procedures to assure the continued accuracy of its report on the Cogent and Allied Riser audited financial statements. Arthur Andersen will be unable to provide such information and documents and perform such procedures in future financings and other transactions. As a result, we may encounter delays, additional expense and other difficulties in this offering, future financings or other transactions.

We may become involved in a securities class action lawsuit filed against Goldman Sachs & Co.

        According to a press release dated October 25, 2002, a complaint was filed in the U.S. District Court for the Southern District of New York charging Goldman Sachs & Co. and certain of its officers and directors with issuing analyst reports regarding Allied Riser Communications that recommended the purchase of Allied Riser common stock and which set price targets for Allied Riser common stock, without any reasonable factual basis. The complaint further alleges that Goldman had a conflict of interest and maintained a "BUY' recommendation on Allied Riser in order to obtain and support lucrative financial deals with Allied Riser. Allied Riser became our subsidiary after the events giving rise to the complaint. Neither Cogent, Allied Riser, nor any of our officers and directors is a defendant in the lawsuit. However, it is possible that one of the parties in the lawsuit will seek to assert a claim against Allied Riser (now our subsidiary).

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        All of our financial interests that are sensitive to market risk are entered into for purposes other than trading. Our primary market risk exposure is related to our marketable securities and credit facility. We place our marketable securities investments in instruments that meet high credit quality standards as specified in our investment policy guidelines. Marketable securities were approximately $42.8 million at December 31, 2002, $39.3 million of which are considered cash equivalents and mature in 90 days or less and $3.5 million are short-term investments consisting of commercial paper.

        Our credit facility provides for secured borrowings at the 90-day LIBOR rate plus a specified margin based upon our leverage ratio, as defined in the agreement. The interest rate resets on a quarterly basis and was a weighted-average of 6.8% as of December 31, 2002. Interest payments are deferred and begin in 2005. Borrowings are secured by a pledge of all of our assets. The credit facility matures on December 31, 2008. Borrowings may be repaid at any time without penalty subject to minimum payment amounts.

        As described elsewhere in this report, we have violated the covenant related to minimum net revenues for the fourth quarter of 2002. Accordingly, we are in default under the Facility and the outstanding balance of approximately $262.7 million at March 28, 2003, may be accelerated by Cisco Capital and made immediately due and payable. Unless Cisco Capital agrees to waive the default, we are not entitled to additional borrowings. We do not anticipate that Cisco Capital will loan additional working capital to us.

        If market rates were to increase immediately and uniformly by 10% from the level at December 31, 2002, the change to our interest sensitive assets and liabilities would have an immaterial effect on our financial position, results of operations and cash flows over the next fiscal year. A 10% increase in the weighted-average interest rate for the year ended December 31, 2002 would have increased interest expense for the period by approximately $1.5 million.

ITEM 8. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Ernst and Young, LLP, Independent Auditors

To the Board of Directors of Cogent Communications Group, Inc.:

        We have audited the accompanying consolidated balance sheet of Cogent Communications Group, Inc. and subsidiaries (the "Company") as of December 31, 2002, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the year ended December 31, 2002. Our audit also included the financial statement schedules listed in the index at Item 15(a)2. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit. The consolidated financial statements and schedules of the Company for each of the two years in the period ended December 31, 2001, were audited by other auditors who have ceased operations, and whose report dated March 1, 2002 (except with respect to the matters discussed in Note 14, as to which the date is March 27, 2002) expressed an unqualified opinion on those consolidated financial statements and schedules.

        We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cogent Communications Group, Inc. and subsidiaries at December 31, 2002, and the consolidated results of their operations and their cash flows for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the consolidated financial statements, the Company has incurred recurring operating losses and negative cash flows from operating activities and has a working capital deficiency. In addition, the Company has not complied with a covenant of a loan agreement with a lender. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

                      /s/ Ernst & Young, LLP

McLean, VA
March 5, 2003

        The following report is a copy of a report previously issued by Arthur Andersen LLP and has not been reissued by Arthur Andersen LLP. Certain financial information for each of the years in the periods ended December 31, 2000 and December 31, 2001, was not reviewed by Arthur Andersen LLP and includes additional disclosures to conform with new accounting pronouncements and SEC rules and regulations issued during such fiscal year. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for discussion of related risks.

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

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2001 AND 2002

(IN THOUSANDS, EXCEPT SHARE DATA)

	2001	2002
Assets
Current assets:
Cash and cash equivalents	$49,017	$39,314
Short term investments ($851 restricted in 2002)	1,746	3,515
Accounts receivable, net of allowance for doubtful accounts of $112 and $2,023, respectively	1,156	5,516
Prepaid expenses and other current assets	2,171	2,781

Total current assets	54,090	51,126
Property and equipment:
Property and equipment	249,057	365,831
Accumulated depreciation and amortization	(13,275)	(43,051)

Total property and equipment, net	235,782	322,780
Intangible assets:
Intangible assets	11,740	23,373
Accumulated amortization	(1,304)	(8,718)

Total intangible assets, net	10,436	14,655
Other assets	19,461	19,116

Total assets	$319,769	$407,677

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,623	$7,830
Accrued liabilities	3,462	18,542
Cisco credit facility, in default (Note 1)	—	250,305
Current maturities, capital lease obligations	426	3,505

Total current liabilities	7,511	280,182
Cisco credit facility (Note 1)	181,312	—
Capital lease obligations, net of current	20,732	55,280
Convertible subordinated notes, net of discount of $78,140	—	38,840
Other long term liabilities	—	749

Total liabilities	209,555	375,051

Commitments and contingencies:
Stockholders' equity:
Convertible preferred stock, Series A, $0.001 par value; 26,000,000 shares authorized, issued, and outstanding; liquidation preference of $30,301	25,892	25,892
Convertible preferred stock, Series B, $0.001 par value; 20,000,000 shares authorized; 19,809,783 and 19,370,223 shares issued and outstanding, respectively; liquidation preference of $100,000	90,009	88,009
Convertible preferred stock, Series C, $0.001 par value; 52,173,463 shares authorized; 49,773,402 shares issued and outstanding; liquidation preference of $100,000	61,345	61,345
Common stock, $0.001 par value; 21,100,000 shares authorized; 1,409,814 and 3,483,838 shares issued and outstanding, respectively	1	4
Additional paid-in capital	38,724	49,199
Deferred compensation	(11,081)	(6,024)
Stock purchase warrants	8,248	9,012
Accumulated other comprehensive loss	—	(44)
Accumulated deficit	(102,924)	(194,767)

Total stockholders' equity	110,214	32,626

Total liabilities and stockholders' equity	$319,769	$407,677

The accompanying notes are an integral part of these consolidated balance sheets.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2000, DECEMBER 31, 2001 AND DECEMBER 31, 2002

(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

	2000	2001	2002
Net service revenue (Note 1)	$—	$3,018	$51,913
Operating expenses:
Network operations (including $0, $307 and $233 of amortization of deferred compensation, respectively)	3,040	20,297	49,324
Selling, general, and administrative (including $0, $2,958 and $3,098 of amortization of deferred compensation, and $0, $479 and $3,209 of bad debt expense, respectively)	10,845	30,280	36,593
Gain on settlement of vendor litigation (Note 9)	—	—	(5,721)
Depreciation and amortization	338	13,535	33,990

Total operating expenses	14,223	64,112	114,186

Operating loss	(14,223)	(61,094)	(62,273)
Settlement of note holder litigation (Note 9)	—	—	3,468
Interest income and other	3,567	2,126	1,739
Interest expense	(1,105)	(7,945)	(36,284)

Loss before extraordinary item	$(11,761)	$(66,913)	$(100,286)

Extraordinary gain—Allied Riser merger	—	—	8,443

Net Loss	$(11,761)	$(66,913)	$(91,843)

Beneficial conversion of preferred stock	—	(24,168)	—

Net loss applicable to common stock	$(11,761)	$(91,081)	$(91,843)

Net loss per common share:
Loss before extraordinary gain	$(8.51)	$(64.78)	$(30.82)
Extraordinary gain	—	—	2.59

Basic and diluted net loss per common share	$(8.51)	$(64.78)	$(28.22)

Weighted-average common shares (basic and diluted)	1,382,360	1,406,007	3,254,241

The accompanying notes are an integral part of these consolidated statements.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2000, DECEMBER 31, 2001 AND DECEMBER 31, 2002

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

						Convertible preferred stock— Series A		Convertible preferred stock— Series B		Convertible preferred stock— Series C
	Common stock
			Additional paid-in capital	Deferred Compensation	Stock purchase warrants							Accumulated deficit	Currency translation	Total stockholders' equity
	Shares	Amount				Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 1999	1,360,000	$1	$99	$—	$—	—	$—	—	$—	—	$—	$(82)	$—	$18
Exercises of stock options	40,698	—	90	—	—	—	—	—	—	—	—	—	—	90
Issuance of Series A convertible preferred stock, net	—	—	—	—	—	26,000,000	25,892	—	—	—	—	—	—	25,892
Issuance of Series B convertible preferred stock, net	—	—	—	—	—	—	—	19,809,783	90,009	—	—	—	—	90,009
Net loss	—	—	—	—	—	—	—	—	—	—	—	(11,761)	—	(11,761)

Balance, December 31, 2000	1,400,698	1	189	—	—	26,000,000	25,892	19,809,783	90,009	—	—	(11,843)	—	104,248
Exercises of stock options	9,116	—	21	—	—	—	—	—	—	—	—	—	—	21
Issuance of stock purchase warrants	—	—	—	—	8,248	—	—	—	—	—	—	—	—	8,248
Issuance of Series C convertible preferred stock, net	—	—	—	—	—	—	—	—	—	49,773,402	61,345	—	—	61,345
Deferred compensation	—	—	14,346	(14,346)	—	—	—	—	—	—	—	—	—	—
Beneficial conversion—Series B convertible preferred stock	—	—	24,168	—	—	—	—	—	—	—	—	(24,168)	—	—
Amortization of deferred compensation	—	—	—	3,265	—	—	—	—	—	—	—	—	—	3,265
Net loss	—	—	—	—	—	—	—	—	—	—	—	(66,913)	—	(66,913)

Balance at December 31, 2001	1,409,814	1	38,724	(11,081)	8,248	26,000,000	25,892	19,809,783	90,009	49,773,402	61,345	(102,924)	—	110,214
Exercises of stock options	7,296	—	1	—	—	—	—	—	—	—	—	—	—	1
Issuance of common stock, options and warrants—Allied Riser merger	2,009,678	3	10,230	—	764	—	—	—	—	—	—	—	—	10,998
Deferred compensation adjustments	—	—	(1,756)	1,726	—	—	—	—	—	—	—	—	—	(30)
Conversion of Series B convertible preferred stock	57,050	—	2,000	—	—	—	—	(439,560)	(2,000)	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	—	(44)	(44)
Amortization of deferred compensation	—	—	—	3,331	—	—	—	—	—	—	—	—	—	3,331
Net loss	—	—	—	—	—	—	—	—	—	—	—	(91,843)	—	(91,843)

Balance at December 31, 2002	3,483,838	$4	$49,199	$(6,024)	$9,012	26,000,000	$25,892	19,370,223	$88,009	49,773,402	$61,345	$(194,767)	$(44)	$32,626

The accompanying notes are an integral part of these consolidated statements.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2000, DECEMBER 31, 2001 AND DECEMBER 31, 2002

(IN THOUSANDS)

	2000	2001	2002
Cash flows from operating activities:
Net loss	$(11,761)	$(66,913)	$(91,843)
Adjustments to reconcile net loss to net cash used in operating activities—
Depreciation and amortization, including debt costs	338	13,594	36,490
Amortization of debt discount—convertible notes	—	—	6,086
Amortization of deferred compensation	—	3,265	3,331
Extraordinary gain—Allied Riser merger	—	—	(8,443)
Gain on settlement of vendor litigation	—	—	(5,721)
Changes in assets and liabilities:
Accounts receivable	—	(1,156)	(2,894)
Prepaid expenses and other current assets	(3,281)	1,107	1,189
Other assets	(7,213)	(2,660)	1,134
Accounts payable and accrued liabilities	5,547	5,977	19,104

Net cash used in operating activities	(16,370)	(46,786)	(41,567)

Cash flows from investing activities:
Purchases of property and equipment	(80,989)	(118,020)	(75,214)
Cash acquired in Allied Riser merger	—	—	70,431
Purchase of minority interests in Shared Technologies of Canada, Inc.	—	—	(3,617)
Purchases of short term investments	—	(1,746)	(1,769)
Purchases of intangible assets	—	(11,886)	(9,617)

Net cash used in investing activities	(80,989)	(131,652)	(19,786)

Cash flows from financing activities:
Borrowings under Cisco credit facility	67,239	107,632	54,395
Collection of note from stockholder	25	—	—
Proceeds from option exercises	90	21	1
Repayment of capital lease obligations	(37,156)	(12,754)	(2,702)
Deferred equipment discount	16,853	5,618	—
Issuances of preferred stock, net of issuance costs	115,901	61,345	—

Net cash provided by financing activities	162,952	161,862	51,694

Effect of exchange rate changes on cash	—	—	(44)

Net increase (decrease) in cash and cash equivalents	65,593	(16,576)	(9,703)
Cash and cash equivalents, beginning of year	—	65,593	49,017

Cash and cash equivalents, end of year	$65,593	$49,017	$39,314

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,736	$8,943	$12,440
Cash paid for income taxes	—	—	—
Non-cash financing activities—
Capital lease obligations incurred	47,855	23,990	33,027
Warrants issued in connection with credit facility	—	8,248	—
Borrowing under credit facility for payment of loan costs and interest	—	6,441	14,820
Allied Riser Merger
Fair value of assets acquired			$74,791
Less: valuation of common stock, options & warrants issued			(10,967)
Less: extraordinary gain			(8,443)

Fair value of liabilities assumed			$55,381

NetRail Acquisition
Fair value of assets acquired		12,090
Less: cash paid		(11,740)

Fair value of liabilities assumed		350

PSINet Acquisition
Fair value of assets acquired			16,602
Less: cash paid			(9,450)

Fair value of liabilities assumed			7,152

The accompanying notes are an integral part of these consolidated statements.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2000, 2001, and 2002

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

        The Company's high-speed Internet access service is delivered to the Company's customers over a nationwide fiber-optic network. The Company's network is dedicated solely to Internet Protocol data traffic. The Company's network includes 30-year indefeasible rights of use ("IRUs") to a nationwide fiber-optic intercity network of approximately 12,500 route miles (25,000 fiber miles) of dark fiber from Williams Communications Group, Inc ("Williams"). These IRUs are configured in two rings that connect many of the major metropolitan markets in the United States. In order to extend the Company's national backbone into local markets, the Company has entered into leased fiber agreements for intra-city dark fiber from several providers. These agreements are primarily under 15-25 year IRUs. Since the Company's April 2002 acquisition of certain assets of PSINet, Inc. ("PSINet"), the Company began operating a more traditional Internet service provider business, with lower speed connections provided by leased circuits obtained from telecommunications carriers (primarily local telephone companies). The Company utilizes leased circuits (primarily T-1 lines) to reach these customers.

Asset Purchase Agreement—PSINet, Inc.

        In January 2002, the Company entered into a due diligence agreement with PSINet. This agreement allowed the Company to undertake due diligence related to certain of PSINet's network operations in the United States. The Company paid a $3.0 million fee in January 2002 to PSINet in connection with this arrangement. In February 2002, the Company and PSINet entered into an Asset Purchase Agreement ("APA"). Pursuant to the APA, approved on March 27, 2002 by the bankruptcy court overseeing the PSINet bankruptcy, the Company acquired certain of PSINet's assets and certain liabilities related to its operations in the United States for $9.5 million in cash. The acquisition closed on April 2, 2002. The $3.0 million payment under the due diligence agreement was applied toward this amount resulting in a $6.5 million cash payment at closing. The acquired assets include certain of PSINet's accounts receivable and intangible assets, including customer contracts, settlement-free peering rights and the PSINet trade name. Assumed liabilities include certain leased circuit commitments, facilities leases, customer contractual commitments and co-location arrangements.

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

Merger Agreement—Allied Riser Communications Corporation

        On February 4, 2002, the Company acquired Allied Riser Communications Corporation ("Allied Riser"). Allied Riser provided broadband data, voice and video communication services to small- and medium-sized businesses located in selected buildings in North America, including Canada. Upon the closing of the merger on February 4, 2002, Cogent issued approximately 2.0 million shares, or 13.4% of its common stock, on a fully diluted basis, to the existing Allied Riser stockholders and became a public company listed on the American Stock Exchange. The acquisition of Allied Riser provided the Company with necessary in-building networks as well as pre-negotiated building access rights with building owners and real estate investment trusts across the United States and in Toronto, Canada. Prior to the merger, Allied Riser had ceased providing its services to its customers In the United States. The Company is utilizing the Allied Riser in building network and building access rights to provide its high speed Internet access service. The acquisition enabled the Company to accelerate its business plan and increase its footprint in the markets it serves.

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

        In connection with the Allied Riser merger, the Company acquired approximately $70 million of cash and cash equivalents and assumed the obligations of Allied Riser including its convertible subordinated notes due in June 2007 totaling $117 million. In January 2003, the Company entered into settlement and exchange agreements with the holders of approximately $107 million of par value of Allied Riser's convertible subordinated notes. Pursuant to the exchange agreement, the note holders agreed to surrender their notes including accrued and unpaid interest in exchange for a cash payment of $5.0 million and the Company's issuance of 3,426,293 shares of Series D preferred stock and 3,426,293 shares of Series E preferred stock. Pursuant to the settlement agreement, the note holders agreed to dismiss with prejudice its litigation against Allied Riser, in exchange for a cash payment of approximately $4.9 million and a general release from the Company, Allied Riser and certain former Allied Riser directors. These transactions closed in March 2003 when the agreed amounts were paid and the preferred shares were issued. This settlement and exchange eliminated the June 2007 principal payment obligation of approximately $107 million, interest accrued at a 7.5 percent annual rate since the last interest payment made on December 15, 2002, the future semi-annual interest payment obligations on these notes and the note holder litigation in exchange for total cash payments of approximately $9.9 million and the issuance of preferred stock. This preferred stock is convertible into approximately 4.8% of the Company's fully diluted common stock.

Going Concern, Covenant Violation and Managements Plans

        The Facility requires compliance with certain financial and operational covenants. The Company violated the debt covenant related to minimum net revenues for the fourth quarter of 2002. Accordingly, since December 31, 2002, the Company was in default under the Facility and the payment of the outstanding balance of approximately $250.3 million at December 31, 2002, can be accelerated by Cisco Capital and made immediately due and payable. As a result, the obligation is recorded as a current liability in the accompanying consolidated balance sheet. The Company's fiscal 2003 business plan contemplated borrowing an additional $25 million of working capital under the Facility that was to become available in $5.0 million monthly increments from May 2003 until September 2003. Because of the default, Cisco Capital is no longer required to fund future borrowing requests. The Company's cash and short-term investments were approximately $42.8 million at December 31, 2002 that is substantially less than the amount outstanding under the Facility.

        The Company is currently in negotiations with Cisco Capital. Discussions include a possible purchase by the Company of the obligation or a renegotiation of the covenants and repayment terms. A purchase of the Facility will require the Company to raise additional capital, which may not be available on terms acceptable to the Company. The Company is also in discussions with its current shareholders and other potential investors to raise additional capital. The outcome of these discussions is dependent upon the outcome of the Company's ability to reach a settlement with Cisco Capital. There can be no assurance that the negotiations with Cisco Capital will result in a settlement on terms acceptable to the Company and its current and potential future investors or that we would be able to secure additional capital from our existing or new investors. Should these negotiations fail, the Company will be required to pursue alternative strategies likely to include reductions in operating costs, a reduction in the Company's expansion plans, and potentially, the filing for bankruptcy protection.

        The Company has entered into account control agreements with Cisco Capital on its cash and investment accounts. These agreements provide Cisco Capital with a security interest in these funds and the right to assume exclusive control over all of the Company's cash and short-term investments. Cisco Capital has not acted on these agreements. However, should Cisco Capital enforce its rights under these arrangements, the Company's ability to fund operations will become immediately dependent upon Cisco Capital's willingness to release these funds.

        The Company's consolidated financial statements have been prepared assuming it will continue as a going concern. As described in these consolidated financial statements, the Company has defaulted on its debt obligation to Cisco Capital and has incurred recurring operating losses and negative cash flows from operating activities, which raise substantial doubt about its ability to continue as a going concern. Although the Company is in current discussions with Cisco Capital in an effort to potentially restructure or repurchase this debt, there can be no assurance that these negotiations will be successful. The Company's ability to continue as a going concern is dependent upon a number of factors including, but not limited to, successful completion of negotiations with Cisco Capital and an infusion of a significant amount of capital, customer and employee retention, and its continued ability to provide high quality services. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Principles of consolidation

        The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue recognition

        Net revenues from telecommunication services are recognized when the services are performed, evidence of an arrangement exists, the fee is fixed and determinable and collectibility is probable. Service discounts and incentives related to telecommunication services are recorded as a reduction of revenue when granted or ratably over a contract period. Fees billed in connection with customer installations and other upfront charges are deferred and recognized ratably over the estimated customer life.

        The Company establishes a valuation allowance for collection of doubtful accounts and other sales credit adjustments. Valuation allowances for sales credits are established through a charge to revenue, while valuation allowances for doubtful accounts are established through a charge to selling, general and administrative expenses. The Company assesses the adequacy of these reserves monthly evaluating general factors, such as the length of time individual receivables are past due, historical collection experience, the economic and competitive environment, and changes in the credit worthiness of its customers. The Company believes that its established valuation allowances were adequate as of December 31, 2001 and 2002. If circumstances relating to specific customers change or economic conditions worsen such that the Company's past collection experience and assessment of the economic environment are no longer relevant, the Company's estimate of the recoverability of its trade receivables could be further reduced.

        In September 2002, the Company began invoicing certain customers for amounts contractually due for unfulfilled minimum contractual obligations. The Company recognizes a corresponding sales allowance equal to this revenue resulting in the recognition of zero net revenue. The Company recognizes net revenue as these billings are collected in cash. The Company intends to vigorously seek payment for these amounts. The Company invoiced for approximately $2.0 million of unfulfilled minimum contractual obligations in 2002, none of which was paid in 2002.

Network operations

        Network operations include costs associated with service delivery, network management, and customer support. This includes the costs of personnel and related operating expenses associated with these activities, network facilities costs, fiber maintenance fees, leased circuit costs, and access fees paid to office building owners.

International Operations

        The Company began recognizing revenue from operations in Canada through its wholly owned subsidiary, ARC Canada effective with the closing of the Allied Riser merger on February 4, 2002. All revenue is reported in United States dollars. Revenue for ARC Canada for the period from February 4, 2002 to December 31, 2002 was approximately $4.3 million. ARC Canada's total assets were approximately $7.5 million at December 31, 2002.

Financial instruments

        The Company considers all highly liquid investments with an original maturity of three months or less at purchase to be cash equivalents. The Company determines the appropriate classification of its investments at the time of purchase and reevaluates such designation at each balance sheet date. At December 31, 2001 and 2002, the Company's marketable securities consisted of money market accounts and commercial paper.

        The Company is party to letters of credit totaling $5.5 million as of December 31, 2002. These letters of credit are secured by certificates of deposit and commercial paper investments of $5.3 million that are restricted and included in short-term investments and other assets. No claims have been made against these financial instruments. Management does not expect any losses from the resolution of these financial instruments and is of the opinion that the fair value is zero since performance is not likely to be required.

        At December 31, 2001 and 2002, the carrying amount of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and accrued expenses approximated fair value because of the short maturity of these instruments. The interest rate on the Company's credit facility resets on a quarterly basis; accordingly, as of December 31, 2002, the fair value of the Company's credit facility approximated its carrying amount. The Allied Riser convertible subordinated notes due in June 2007 have a face value of $117.0 million. The notes were recorded at their fair value of approximately $32.7 million at the merger date. The resulting discount is being accreted to interest expense through the maturity date. The fair value of the notes at December 31, 2002, was approximately $11.1 million based upon their quoted market price.

Credit risk

        The Company's assets that are exposed to credit risk consist of its cash equivalents, short-term investments and accounts receivable. The Company places its cash equivalents and short-term investments in instruments that meet high-quality credit standards as specified in the Company's investment policy guidelines. Accounts receivable are due from customers located in major metropolitan areas in the United States and in Ontario Canada. Revenues from the Company's wholesale and customers obtained through business combinations are subject to a higher degree of credit risk than customers who purchase its retail service.

Reclassifications

        Certain amounts in the December 31, 2001 financial statements have been reclassified in order to conform to the 2002 financial statement presentation. Such reclassifications had no impact on previously reported net loss or net stockholders' equity.

Comprehensive Income (Loss)

        Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting of Comprehensive Income" requires "comprehensive income" and the components of "other comprehensive income" to be reported in the financial statements and/or notes thereto. The Company did not have any significant components of "other comprehensive income," until the year ended December 31, 2002. Accordingly, reported net loss is the same as "comprehensive loss" for all periods presented prior to 2002 (amounts in thousands).

Year ended December 31, 2002
Net loss	$(91,843)
Currency translation	(44)

Comprehensive loss	$(91,887)

Property and equipment

        Property and equipment are recorded at cost and depreciated once deployed using the straight-line method over the estimated useful lives of the assets. Useful lives are determined based on historical usage with consideration given to technological changes and trends in the industry that could impact the network architecture and asset utilization. The direct costs incurred prior to an asset being ready for service are reflected as construction in progress. Interest is capitalized during the construction period based upon the rates applicable to borrowings outstanding during the period. Construction in progress includes costs incurred under the construction contract, interest, and the salaries and benefits of employees directly involved with construction activities. Expenditures for maintenance and repairs are expensed as incurred. Assets and liabilities under capital leases are recorded at the lesser of the present value of the aggregate future minimum lease payments or the fair value of the assets under lease. Leasehold improvements include costs associated with building improvements.

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

Long-lived assets

        The Company's long-lived assets include property and equipment and identifiable intangible assets to be held and used. These long-lived assets are currently reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed pursuant to Statement of Financial Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Pursuant to SFAS No. 144, impairment is determined by comparing the carrying value of these long-lived assets to management's probability weighted estimate of the future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. The cash flow projections used to make this assessment are consistent with the cash flow projections that management uses internally to assist in making key decisions. In the event an impairment exists, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset, which is generally determined by using quoted market prices or valuation techniques such as the discounted present value of expected future cash flows, appraisals, or other pricing models. Management believes that no such impairment existed in accordance with SFAS No. 144 as of December 31, 2001 or 2002. In the event that there are changes in the planned use of the Company's long-term assets or the Company's expected future undiscounted cash flows are reduced significantly, the Company's assessment of its ability to recover the carrying value of these assets under SFAS No. 144 would change.

        Because managements best estimate of undiscounted cash flows generated from these assets exceeds their carrying value for each of the periods presented, no impairment pursuant to SFAS No. 144 exists. However, because of the significant difficulties confronting the telecommunications industry, management believes that currently the fair value of our long-lived assets including our network assets and IRU's are significantly below the amounts the Company originally paid for them.

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

Stock-based compensation

        The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense related to fixed employee stock options is recorded only if on the date of grant the fair value of the underlying stock exceeds the exercise price. The Company has adopted the disclosure only requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," which allows entities to continue to apply the provisions of APB Opinion No. 25 for transactions with employees and to provide pro forma net income disclosures as if the fair value based method of accounting, or minimum value method for private companies, described in SFAS No. 123 had been applied to employee stock option grants. The following table illustrates the effect on net income and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 (in thousands except share and per share amounts):

	Year Ended December 31, 2000	Year Ended December 31, 2001	Year Ended December 31, 2002
Net loss, as reported	$(11,761)	$(66,913)	$(91,843)
Add: stock-based employee compensation expense included in reported net loss, net of related tax effects	—	3,265	3,331
Deduct: total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(192)	(3,159)	(4,721)

Pro forma—net loss	$(11,953)	$(66,807)	$(93,233)

Loss per share as reported—basic and diluted	$(8.51)	$(47.59)	$(28.22)

Pro forma loss per share—basic and diluted	$(8.65)	$(47.52)	$(28.65)

        Pro forma information regarding net loss required by SFAS No.123 has been determined as if the Company had accounted for its stock options under the minimum value method while the Company was a private company. The weighted-average per share grant date fair value of options granted was $4.00 in 2000. The fair value of these options was estimated at the date of grant using the minimum value method with the following weighted-average assumptions for the year ended December 31, 2000—an average risk-free rate of 5.25 percent, a dividend yield of 0 percent, and an expected life of 10 years. The weighted-average per share grant date fair value of options granted was $14.85 in 2001 and $2.44 in 2002. The fair value of these options was estimated at the date of grant with the following weighted-average assumptions for 2001—an average risk-free rate of 5.0 percent, a dividend yield of 0 percent, an expected life of 5.0 years, and expected volatility of 128% and for 2002—an average risk-free rate of 3.5 percent, a dividend yield of 0 percent, an expected life of 5.0 years, and expected volatility of 162%.

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

        For the years ended December 31, 2000, 2001 and 2002, options to purchase 608,136, 1,157,919 and 1,033,286 shares of common stock at weighted-average exercise prices of $9.90, $5.30 and $4.41 per share, respectively, are not included in the computation of diluted earnings per share as they are anti-dilutive. For the years ended December 31, 2000, 2001 and 2002, 45,809,783, 95,583,185 and 95,143,625 shares of preferred stock, which were convertible into 4,580,978, 10,148,309 and 10,091,401 shares of common stock, were not included in the computation of diluted earnings per share as a result of their anti-dilutive effect. For the years ended December 31, 2001 and 2002, warrants for 710,216 and 854,941 shares of common stock, respectively, were not included in the computation of diluted earnings per share as a result of their anti-dilutive effect. For the year ended December 31, 2002, approximately 245,000 shares of common stock issuable on the conversion of the Allied Riser convertible subordinated notes, were not included in the computation of diluted earnings per share as a result of their anti-dilutive effect.

Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. The statement provides accounting and reporting standards for recognizing obligations related to asset retirement costs associated with the retirement of tangible long-lived assets. Under this statement, legal obligations associated with the retirement of long-lived assets are to be recognized at their fair value in the period in which they are incurred if a reasonable estimate of fair value can be made. The fair value of the asset retirement costs is capitalized as part of the carrying amount of the long-lived asset and expensed using a systematic and rational method over the assets' useful life. Any subsequent changes to the fair value of the liability will be expensed. The Company is in the process of evaluating the impact of adopting this standard.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes FASB No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," but retains that statement's fundamental provisions for recognition and measurement of impairment of long-lived assets to be held and used and measurement of long-lived assets to be disposed of by sale. SFAS No. 144 also supersedes the accounting/reporting provisions of APB Opinion No. 30 for segments of a business to be disposed of, but retains APB 30's requirement to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. The adoption of this statement on January 1, 2002 did not have a material impact on the Company's operations or financial position.

        In May 2002, the FASB issued SFAS No. 145, "Recission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections." The statement provides reporting standards for debt extinguishments and provides accounting standards for certain lease modifications that have economic effects similar to sale-leaseback transactions. The statement is effective for certain lease transactions occurring after May 15, 2002 and all other provisions of the statement shall be effective for financial statements issued on or after May 15, 2002. Adoption of this standard did not have any impact on the Company's financial position or the presentation of any transactions.

        On July 29, 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 replaces Issue 94-3. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," or SFAS No. 148. SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB No. 28. The provisions of SFAS No. 148 are effective for fiscal years beginning after December 15, 2002 with respect to the amendments of SFAS No. 123 and effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002 with respect to the amendments of APB No. 28. We have adopted SFAS No. 148 by including the required additional disclosures.

2.    Acquisitions:

        The acquisition of the assets of NetRail, Inc., PSINet and the merger with Allied Riser were recorded in the accompanying financial statements under the purchase method of accounting. The purchase price allocations are preliminary and further refinements may be made. The operating results related to the acquired assets of NetRail, Inc., PSINet and the merger with Allied Riser have been included in the consolidated statements of operations from the dates of acquisition. The NetRail acquisition closed on September 6, 2001. The Allied Riser merger closed on February 4, 2002. The PSINet acquisition closed on April 2, 2002.

        The purchase price of Allied Riser was approximately $12.5 million and included the issuance of 13.4% of the Company's common stock, or approximately 2.0 million shares of common stock valued at approximately $10.2 million, the issuance of warrants and options for the Company's common stock valued at approximately $814,000 and transaction expenses of approximately $1.5 million. The fair value of the common stock was determined by using the average closing price of Allied Risers common stock in accordance with SFAS No. 141. Allied Riser's subordinated convertible notes were recorded at their fair value using their quoted market price at the merger date. The fair value of net assets acquired was approximately $55.5 million resulting in negative goodwill of approximately $43.0 million. Negative goodwill was allocated to long-lived assets of approximately $34.6 million with the remaining $8.4 million recorded as an extraordinary gain.

        The following table summarized the estimated fair values of the assets acquired and the liabilities assumed (in thousands).

	NetRail	Allied Riser	PSINet
Current assets	$200	$71,502	$4,842
Property, plant & equipment	150	—	294
Intangible assets	11,740	—	11,466
Other assets	—	3,289	—

Total assets acquired	$12,090	$74,791	$16,602

Current liabilities	—	20,621	7,152
Long term debt	—	34,760	—

Total liabilities assumed	—	55,381	7,152

Net assets acquired	$12,090	$19,410	$9,450

        The intangible assets acquired in the NetRail acquisition were allocated to customer contracts ($0.7 million) and peering rights ($11 million) and are being amortized over a weighted average useful life of 36 months. The intangible assets acquired in the PSINet acquisition were allocated to customer contracts ($4.7 million), peering rights ($4.7 million), trade name ($1.8 million), and a non-compete agreement ($0.3 million). These intangible assets are being amortized in periods ranging from two to five years with a weighted average useful life of 32 months.

        If the NetRail, Allied Riser and PSINet acquisitions had taken place at the beginning of 2001 and 2002 the unaudited pro forma combined results of the Company for the years ended December 31, 2001 and 2002 would have been as follows (amounts in thousands, except per share amounts).

	Year Ended December 31, 2001	Year Ended December 31, 2002
Revenue	$86,122	$66,408
Net loss before extraordinary items	(403,970)	(106,651)
Net loss	(392,296)	(98,208)
Loss per share before extraordinary items—basic and diluted	$(114.90)	$(30.85)
Loss per share—basic and diluted	$(111.58)	$(28.41)

        In management's opinion, these unaudited pro forma amounts are not necessarily indicative of what the actual results of the combined results of operations might have been if the NetRail, Allied Riser and PSINet acquisitions had been effective at the beginning of 2001 and 2002.

3.    Property and equipment:

        Property and equipment consisted of the following (in thousands):

	December 31,
	2001	2002
Owned assets:
Network equipment	$126,796	$173,126
Software	4,756	6,998
Office and other equipment	2,274	2,600
Leasehold improvements	16,690	35,016
System infrastructure	21,288	29,996
Construction in progress	5,230	5,866

	177,034	253,602
Less—Accumulated depreciation and amortization	(11,726)	(36,114)

	165,308	217,488
Assets under capital leases:
IRUs	72,023	112,229
Less—Accumulated depreciation and amortization	(1,549)	(6,937)

	70,474	105,292

Property and equipment, net	$235,782	$322,780

        Depreciation and amortization expense related to property and equipment was $0.3 million, $12.2 million, and $26.6 million, for the years ended December 31, 2000, 2001 and 2002, respectively.

Capitalized interest, labor and related costs

        In 2000, 2001 and 2002, the Company capitalized interest of $3.0 million, $4.4 million and $0.8 million, respectively. In 2000, 2001 and 2002, the Company capitalized salaries and related benefits of $2.4 million, $7.0 million and $4.8 million, respectively.

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

        In June 2000, the Company amended its product purchase agreement with Cisco Systems, Inc ("Cisco"). In connection with the amendment, Cisco agreed to pay the Company a total of $22.5 million, with $16.9 million paid in 2000 and $5.6 million paid in 2001. These payments are recorded as a reduction of network equipment in the accompanying consolidated balance sheets. The deferred equipment discount is being amortized as a reduction to depreciation expense over a seven-year period as the related equipment is placed in service.

4.    Accrued Liabilities:

        Accrued liabilities as of December 31 consist of the following (in thousands):

	2001	2002
General operating expenditures	$1,911	$8,315
Litigation settlement accruals	—	5,168
Deferred revenue	190	1,250
Payroll and benefits	1,206	543
Taxes	102	1,937
Interest	53	1,329

Total	$3,462	$18,542

5.    Intangible Assets:

        Intangible assets as of December 31 consist of the following (in thousands):

	2001	2002
Peering arrangements	$11,036	$15,740
Customer contracts	704	5,575
Trade name	—	1,764
Non-compete agreement	—	294

Total	$11,740	$23,373
Less—accumulated amortization	(1,304)	(8,718)

Intangible assets, net	$10,436	$14,655

        Intangible assets are being amortized over periods ranging from 24 to 60 months. Amortization expense for the years ended December 31, 2001 and 2002 was approximately $1.3 million and $7.4 million, respectively. Future amortization expense related to intangible assets is expected to be $8.6 million, $5.4 million, $598,000, $59,000, and $15,000 for the years ending December 30, 2003, 2004, 2005, 2006 and 2007, respectively.

6.    Other assets:

        Other assets as of December 31 consist of the following (in thousands):

	2001	2002
Prepaid expenses	$2,159	$500
Deposits	1,655	5,335
Deferred financing costs	15,647	13,281

Total	$19,461	$19,116

7.    Long-term debt:

        In March 2000, Cogent entered into a $280 million credit facility with Cisco Capital. In March 2001, the credit facility was increased to $310 million. In October 2001, Cogent entered into a new agreement for $409 million (the "Facility"). This credit facility replaced the existing $310 million credit facility. The Facility provides for the financing of purchases of up to $270 million of Cisco network equipment, software and related services, the funding up to $64 million of working capital, and funding up to $75 million for Facility interest and fees. On January 31, 2002, the Facility was amended to modify certain covenants in connection with the Company's merger with Allied Riser. On April 17, 2002, the Facility was again amended to modify certain covenants in connection with the Company's acquisition of certain assets of PSINet. On November 6, 2002, the Facility was again amended to modify certain provisions and covenants that are reflected in the description below.

        Borrowings under the Facility are subject to Cogent's satisfaction of certain operational and financial covenants. Because Cogent did not generate net revenues of at least $15.5 million for the quarter ended December 31, 2002, it was in violation of the Facility's minimum net revenue covenant since December 31, 2002. Accordingly, the payment of outstanding borrowings under the Facility of approximately $250.3 million at December 31, 2002, can be accelerated by Cisco Capital and made immediately due and payable. As a result, this obligation is recorded as a current liability on the accompanying consolidated balance sheet. Because of the default, Cisco Capital is no longer required to fund future borrowings. The Company is in negotiations with Cisco Capital. Current discussions include a possible purchase by the Company of the obligation or a renegotiation of the covenants and repayment terms. There can be no assurance that the negotiations with Cisco Capital will result in a settlement on terms acceptable to the Company and its current and potential future investors.

        The following describes the terms of the Facility without respect to the default.

        Borrowings may be prepaid at any time without penalty and are subject to mandatory prepayment based upon excess cash flow or upon the receipt of a specified amount from the sale of the Company's securities, each as defined. Principal payments begin in March 2005. Borrowings accrue interest at the three-month LIBOR rate, established at the beginning of each calendar quarter, plus a stated margin. The margin is dependent upon the Company's leverage ratio, as defined, and may be reduced. Interest payments are deferred and begin in March 2006. The Facility includes a 1.0 percent per annum unused fee. The weighted-average interest rates on all borrowings for the years ended December 31, 2000, 2001 and 2002, were approximately 11.2 percent, 8.5 percent and 6.8 percent, respectively. The Company recorded interest expense for the years ended December 31, 2000, 2001 and 2002, of approximately $2.4 million, $10.9 million and $16.0 million respectively. Borrowings are secured by a pledge of all of Cogent's assets and common stock. The Facility includes restrictions on Cogent's ability to transfer assets to the Company, except for certain operating liabilities. The Company has guaranteed Cogent's obligations under the Facility.

        As of December 31, 2002, the availability under the Facility included $79.3 million for additional equipment loans, $50.5 million to fund additional interest and fees related to the Facility and an additional $25.0 million of working capital to become available in $5.0 million monthly increments from May 2003 until September 2003. The aggregate balance of working capital loans is limited to 35 percent of outstanding equipment loans. Borrowings under the Facility for the purchase of products and working capital are available until December 31, 2004. Borrowings under the Facility for the funding of interest and fees are available until December 31, 2005. The Facility matures on December 31, 2008. Cogent borrowed an additional $7.8 million of equipment loans in 2003.

        At December 31, 2002, there were $190.1 million of equipment loans, $39.0 million of working capital loans and $21.2 million of interest and fee loans outstanding.

        Scheduled maturities of borrowings under the Facility are as follows (in thousands):

For the year ending December 31
2003	$—
2004	—
2005	15,232
2006	83,435
2007	83,435
Thereafter	68,203

$250,305

Allied Riser Convertible Subordinated Notes

        On June 28, 2000, Allied Riser completed the issuance and sale in a private placement of an aggregate of $150.0 million in principal amount of its 7.50% convertible subordinated notes due June 15, 2007 (the "Notes"). At the closing of the merger between Allied Riser and the Company, approximately $117.0 million of the Notes were outstanding. The Notes were convertible at the option of the holders into shares of Allied Riser's common stock at an initial conversion price of approximately 65.06 shares of Allied Riser common stock per $1,000 principal amount. The conversion ratio is adjusted upon the occurrence of certain events. The conversion rate was adjusted to approximately 2.09 shares of the Company's common stock per $1,000 principal amount in connection with the merger. Interest is payable semiannually on June 15 and December 15, and is payable, at the election of the Company, in either cash or registered shares of the Company's common stock. The Notes are redeemable at the Company's option at any time on or after the third business day after June 15, 2004, at specified redemption prices plus accrued interest.

        In January 2003, the Company, Allied Riser and the holders of approximately $107 million in face value of the Allied Riser notes entered into an exchange agreement and a settlement agreement. Pursuant to the exchange agreement, the Allied Riser noteholders surrendered to Allied Riser their notes, including accrued and unpaid interest thereon, in exchange for an aggregate cash payment by Allied Riser in the amount of approximately $5.0 million and 3,426,293 shares of the Company's Series D Preferred Stock and 3,426,293 shares of Series E Preferred Stock. Under the agreement the Series D and Series E shares have been valued at the Series C per share valuation of approximately $1.25 per share. Pursuant to the settlement agreement, the Allied Riser noteholders dismissed their litigation with prejudice and delivered to the Company, Allied Riser and certain former directors of Allied Riser a general release in exchange for an aggregate cash payment by the Company of approximately $4.9 million and a general release from the Company, Allied Riser and certain former Allied Riser directors.

        As of December 31, 2002, the Company has accrued the amount payable under the settlement agreement, net of the recovery under its insurance policy. This resulted in a net expense of $3.5 million recorded in 2002. The transaction under the exchange agreement will result in a 2003 financial statement gain of approximately $25 million.

        Maturities of the Notes are as follows, after consideration of the exchange (in thousands):

For the twelve months ending December 31,
2003	$4,998
2004	—
2005	—
2006	—
2007	10,191

$15,189

8.    Income taxes:

        The net deferred tax asset is comprised of the following (in thousands):

	December 31
	2001	2002
Net operating loss carry-forwards	$28,827	$179,151
Depreciation	(1,102)	(6,097)
Start-up expenditures	1,062	3,912
Accrued liabilities	973	4,833
Deferred compensation	1,325	2,677
Other	—	40
Valuation allowance	(31,085)	(184,516)

Net deferred tax asset	$—	$—

        Due to the uncertainty surrounding the realization of its net deferred tax asset, the Company has recorded a valuation allowance for the full amount of its net deferred tax asset. Should the Company achieve profitability, its deferred tax assets may be available to offset future income tax liabilities. The federal and state net operating loss carry-forwards of approximately $442 million expire in 2019 to 2022. For federal and state tax purposes, the Company's net operating loss carry-forwards could be subject to certain limitations on annual utilization if certain changes in ownership were to occur as defined by federal and state tax laws. The federal and state net operating loss carry-forwards of Allied Riser Communications Corporation as of February 4, 2002 of approximately $257 million are subject to certain limitations on annual utilization due to the change in ownership as a result of the merger as defined by federal and state tax laws.

        The following is a reconciliation of the Federal statutory income tax rate to the effective rate reported in the financial statements.

	2000	2001	2002
Federal income tax (benefit) at statutory rates	(34.0)%	(34.0)%	(34.0)%
State income tax (benefit) at statutory rates, net of Federal benefit	(6.6)	(6.6)	(6.6)
Increase in valuation allowance	40.6	40.6	40.6

Effective income tax rate	—%	—%	—%

9.    Commitments and contingencies:

Capital leases—Fiber lease agreements

        The Company has entered into lease agreements with several providers for intra-city and inter-city dark fiber primarily under 15-25 year IRUs. These IRUs connect the Company's national backbone fiber with the multi-tenant office buildings and the customers served by the Company. Once the Company has accepted the related fiber route, leases of intra-city and inter-city fiber-optic rings that meet the criteria for treatment as capital leases are recorded as a capital lease obligation and IRU asset. The future minimum commitments under these agreements are as follows (in thousands):

For the year ending December 31,
2003	$8,418
2004	7,868
2005	5,588
2006	5,516
2007	5,516
Thereafter	76,429

Total minimum lease obligations	109,335
Less—amounts representing interest	(50,550)

Present value of minimum lease obligations	58,785
Current maturities	(3,505)

Capital lease obligations, net of current maturities	$55,280

Fiber Leases and Construction Commitments

        Certain of the Company's agreements for the construction of building laterals and for the leasing of metro fiber rings and lateral fiber include minimum specified commitments. The Company has also submitted product orders but not yet accepted the related fiber route or lateral construction. The future commitment under these arrangements was approximately $31.1 million at December 31, 2002.

Industry Conditions—Fiber Providers

        One of the Company's suppliers of metropolitan fiber optic facilities, MFN, filed for bankruptcy in May 2002 under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court. This has impacted the Company's operations by decreasing its ability to add new metropolitan fiber rings from MFN and the Company's ability to add new buildings to existing MFN rings. However, as the Company has several other providers of metropolitan fiber optic facilities the impact has not been material to the Company's operations.

        On April 22, 2002, Williams filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. Williams Communications LLC, a wholly owned subsidiary of Williams Communications Group, has provided the Company with its national backbone fiber rings. Williams Communications LLC did not file a bankruptcy petition. On October 16, 2002, Williams announced that it has emerged from bankruptcy as WilTel Communications Group, Inc.

        MFN's and Williams' financial difficulties are characteristic of the telecommunications industry today. The Company's solution for metropolitan networks is to have a large number of providers and to develop the ability to construct its own fiber optic connections to the buildings the Company serves.

Equipment purchase commitment

        In March 2000, the Company entered into a five-year agreement to purchase from Cisco, minimum annual amounts of equipment, professional services, and software. In June 2000, the agreement was amended to increase the Company's previous commitment to purchase $150.1 million over four years to $212.2 million over five years. In October 2001, the commitment was increased to purchase a minimum of $270 million through December 2004. As of December 31, 2002, the Company has purchased and ordered approximately $190.1 million towards this commitment and has met the minimum annual purchase commitment obligations.

Litigation

Vendor litigation settlement

        In December 2002 the Company reached an agreement with one of its vendors to settle the dispute brought by that vendor against Allied Riser. Under this settlement, Allied Riser agreed to make cash payments to the vendor of approximately $1.6 million during 2003. In exchange, the vendor dismissed the litigation and accepted the cash payment as payment in full of amounts due to the vendor under the contracts that were the subject of the litigation. In 2003, the Company has paid $1.2 million of the $1.6 million settlement as per the payment schedule. The remaining $0.4 million will be paid in equal monthly installments from April to July 2003. The settlement amount was less than the amounts recorded by Allied Riser resulting in a gain of approximately $5.7 million recorded in December 2002.

Vendor Claims and Disputes

        One of the Company's subsidiaries, Allied Riser Operations Corporation, is involved in a dispute with its former landlord in Dallas, Texas. Allied Riser terminated the lease in March 2002 and the dispute is over whether it had the right to do so. The landlord has alleged that a default under the lease has occurred. Allied Riser Operations Corporation has informed the landlord that the lease was terminated as provided by its terms. On July 15, 2002, the landlord filed suit alleging that Allied Riser did not have the right to terminate the lease and claiming damages. The Company has not recognized a liability for this dispute and intends to vigorously defend its position.

        The Company generally accrues for the amounts invoiced by its providers of telecommunications services. Liabilities for telecommunications costs are generally reduced when the vendor acknowledges the reduction in its invoice and the credit is granted. In 2002, one vendor invoiced the Company for approximately $1.7 million in excess of what the Company believes is contractually due to the vendor. The Company has not recognized a liability for these disputed amounts and intends to vigorously defend its position related to these charges.

Note Holders Claims and Settlement Agreement

        On December 12, 2001, Allied Riser announced that certain holders of its 7.50% convertible subordinated notes due 2007 filed notices as a group with the Securities and Exchange Commission on Schedule 13D including copies of documents indicating that such group had filed suit in Delaware Chancery Court on December 6, 2001 against Allied Riser and its board of directors (the "Noteholder Litigation"). The suit alleged, among other things, breaches of fiduciary duties and default by Allied Riser under the indenture related to the notes, and requested injunctive relief to prohibit Allied Riser's merger with the Company. The plaintiffs amended their complaint on January 11, 2002 and subsequently served it on Allied Riser. On January 28, 2002, the Court held a hearing on a motion by the plaintiffs to preliminarily enjoin the merger. On January 31, 2002, the Court issued a Memorandum Opinion denying that motion. On July 23, 2002, the plaintiffs filed a motion for partial summary judgment in which they alleged that the merger was a "change of control" as defined by the indenture governing the Allied Riser notes. On November 7, 2002, the Court issued a ruling denying that motion. Instead, the Court determined that there had not been a "change of control," as defined in the indenture.

        On March 27, 2002, certain holders of the Allied Riser notes filed an involuntary bankruptcy petition under Chapter 7 of the United Stated Bankruptcy Code against Allied Riser in United States Bankruptcy Court for the Northern District of Texas, Dallas Division. Three of the four petitioners are plaintiffs in the Delaware Chancery Court case described above. Petitioners contend that the acquisition of Allied Riser was a change of control that entitled them to declare the notes were accelerated and are now due and payable. The petition did not name the Company as a party. However pursuant to the terms of the supplemental indenture related to the notes, the Company is a co-obligor of the notes. On June 11, 2002, the Bankruptcy Court Judge ruled in Allied Riser's favor stating that the involuntary bankruptcy petition would be dismissed. On August 8, 2002, the judge issued a written order dismissing the petition.

        Allied Riser has timely made all interest and principal payments on the notes to date.

        In order to end the distraction to management and diversion of resources caused by the actions of certain of the holders of the Allied Riser notes, including specifically the Noteholder Litigation, the Company determined in November of 2002 to attempt to reach a settlement with the noteholders who are party to the Noteholder Litigation. The Company entered into discussions with these noteholders which resulted in the Company, Allied Riser and the noteholders entering into a non-binding letter agreement relating to the settlement of the Noteholder Litigation and the mutual release of the claims by the noteholders, the Company, Allied Riser and certain former directors of Allied Riser. Pursuant to the terms of the letter agreement, the Company and Allied Riser, in consideration of the settlement of the Noteholder Litigation, agreed to exchange shares of additional preferred stock and cash with the noteholders in return for their Allied Riser notes (See Note 7).

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

2003	$14,502
2004	15,054
2005	13,537
2006	11,803
2007	9,934
Thereafter	44,268

$109,098

        Rent expense was $0.7 million in 2000, $3.3 million in 2001 and $3.6 million in 2002.

Maintenance, connectivity, and transit agreements

        In order to provide service, the Company has commitments with service providers to connect to the Internet. The Company pays Williams a monthly fee per route mile over a minimum of 20 years for the maintenance of its two national backbone fibers. In certain cases, the Company connects its customers and the buildings it serves to its national fiber-optic backbone using intra-city and inter-city fiber under operating lease commitments from various providers under contracts that range from month-to-month charges to 36-month terms.

        Future minimum obligations as of December 31, 2002, related to these arrangements are as follows (in thousands):

Year ending December 31
2003	$7,804
2004	3,933
2005	3,577
2006	3,649
2007	3,721
Thereafter	53,309

$75,993

10.  Stockholders' equity:

        At December 31, 2002, the Company has authorized 21,100,000 shares of $0.001 par value common stock, 26,000,000 shares of Series A Convertible Preferred Stock ("Series A"), and 20,000,000 shares of Series B Convertible Preferred Stock ("Series B") and 52,137,463 shares of Series C Participating Convertible Preferred Stock ("Series C").

        In February 2000, the Company authorized and issued 26,000,000 shares of Series A preferred stock for net proceeds of $25.9 million. The Series A contains voting rights at one vote per share equal to the number of shares of common stock into which the Series A shares can be converted. The Series A is senior to the common stock and includes a stated liquidation preference of the original purchase price of $1.00 per share plus interest at the three-month LIBOR rate plus a stated percentage. Each share of Series A is convertible, at any time, at the option of the holder into shares of common stock at the rate of one share of common stock for each ten shares of Series A, subject to adjustment, and automatically converts under certain conditions, as noted below.

        In July 2000, the Company issued 19,809,783 shares of Series B preferred stock for net proceeds of approximately $90.0 million. The Series B contains voting rights at one vote per share equal to the number of shares of common stock into which the Series B shares can be converted. The Series B is senior to the common stock and includes a stated liquidation preference of the original purchase price of $4.55 per share plus interest at the three-month LIBOR rate plus a stated percentage. Each share of Series B is convertible, at any time, at the option of the holder into shares of common stock at the rate of 1.2979 shares of common stock for each ten shares of Series B, subject to adjustment, and automatically converts under certain conditions, as noted below. In August 2002, a holder of 439,560 shares of Series B preferred stock originally purchased for approximately $2.0 million, elected to convert their 439,560 Series B shares into 57,050 shares of common stock.

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

        In October 2001, the Company issued 49,773,402 shares of Series C preferred stock for net proceeds of approximately $61.3 million. The Series C contains voting rights at one vote per share equal to the number of shares into which the Series C can be converted. Upon liquidation, as defined, holders of Series C preferred stock are entitled to receive certain preferences to holders of common stock. In the event of a liquidation, before holders of common stock receive any distribution, holders of Series C preferred stock will receive a stated liquidation preference of an amount equal to the greater of (i) $2.0091 or (ii) $1.2467 per share plus interest at the three-month LIBOR rate plus a stated percentage.

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

        In February 2003, the Company amended its articles of incorporation and authorized the increase in its preferred stock ("Additional Preferred Stock"). The Additional Preferred Stock includes, 3,426,293 shares of Series D Convertible Preferred Stock ("Series D"), 3,426,293 shares of Series E Convertible Preferred Stock ("Series E"), and 1,250,000 of authorized but unissued and undesignated preferred stock. The Additional Preferred stock was approved in connection with the settlement of certain litigation with the holders of subordinated convertible notes of Allied Riser. (See Note 7). The Series D Preferred Stock is pari-passu in all economic respects, including liquidation preference, rights to dividends, conversion, adjustments and dilution protection, to the Series C Preferred Stock. Series E Preferred Stock is pari-passu in all economic respects to the Series C Preferred Stock except with respect to liquidation preference in which case the Series E Preferred Stock is pari-passu with the Series A Preferred Stock and the Series B Preferred Stock.

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

        If the Company issues or sells additional shares of common stock for a price which is less than the applicable conversion prices of the various series of preferred stock, then the conversion prices shall be reduced to prices calculated as prescribed by the Company's certificate of incorporation.

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

Warrants

        In June 2001, the Company borrowed $29.0 million of working capital loans under the March 2001 credit agreement. Warrants to purchase the Company's common stock were issued in connection with these working capital loans. The warrant exercise price was based upon the most recent significant equity transaction, as defined. This borrowing resulted in granting Cisco Capital warrants for 86,625 shares of the Company's common stock. In connection with the October 2001 credit facility, the Company issued Cisco Capital warrants for an additional 623,591 shares of its common stock. All warrants are exercisable for eight years from the grant date at exercise prices ranging from $12.47 to $30.44 per share, with the weighted-average exercise price of $18.10. These warrants have been valued at approximately $8.3 million using the Black-Scholes method of valuation and are recorded as deferred financing costs and stock purchase warrants in the accompanying consolidated balance sheets using the following assumptions—average risk free rates of 4.5 to 5.8 percent, estimated fair values of the Company's common stock of $11.25 to $40.95, expected lives of 8 years and expected volatility of 90%. The deferred financing costs are being amortized to interest expense over the term of the Facility.

        In connection with the February 2002 merger with Allied Riser, the Company assumed warrants issued by Allied Riser that convert into approximately 144,725 shares of the Company's common stock. All warrants are exercisable at exercise prices ranging from $0 to $475 per share These warrants have been valued at approximately $0.8 million using the Black-Scholes method of valuation and are recorded as stock purchase warrants in the accompanying December 31, 2002 consolidated balance sheet using the following assumptions—average risk free rates of 4.7 percent, estimated fair values of the Company's common stock of $5.32, expected lives of 8 years and expected volatility of 207.3%.

11.  Stock option plan:

        In 1999, the Company adopted its Equity Incentive Plan (the "Plan") for granting of options to employees, directors, and consultants under which 1,490,000 shares are reserved for issuance. Options granted under the Plan may be designated as incentive or nonqualified at the discretion of the Plan administrator. Stock options granted under the Plan generally vest over a four-year period and have a term of ten years. Stock options exercised, granted, and canceled during the period from inception (August 9, 1999) to December 31, 2002, were as follows:

	Number of options	Weighted-average exercise price
Outstanding at December 31, 1999	46,950	$0.10
Granted	634,503	$10.03
Exercised	(40,698)	$2.22
Cancellations	(32,619)	$7.78

Outstanding at December 31, 2000	608,136	$9.90
Granted	822,072	$4.04
Exercised	(9,116)	$2.25
Cancellations	(263,173)	$12.10

Outstanding at December 31, 2001	1,157,919	$5.30

Granted	153,885	$1.93
Exercised	(7,296)	$0.13
Cancellations	(271,222)	$6.94

Outstanding at December 31, 2002	1,033,286	$4.41

        Options exercisable as of December 31, 2000, were 36,946 with a weighted-average exercise price of $7.50. The weighted-average remaining contractual life of the outstanding options at December 31, 2000, was approximately 9.5 years. Options exercisable as of December 31, 2001, were 223,523 with a weighted-average exercise price of $7.24. Options exercisable as of December 31, 2002, were 506,833 with a weighted-average exercise price of $4.78. The weighted-average remaining contractual life of the outstanding options at December 31, 2002, was approximately 8.67 years.

OUTSTANDING AND EXERCISABLE BY PRICE RANGE
As of December 31, 2002

Range of Exercise Prices	Number Outstanding 12/31/2002	Weighted Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Number Exercisable As of 12/31/2002	Weighted-Average Exercise Price
$0.10 - $1.67	52,720	9.57	$1.00	1,400	$0.10
$2.00	638,146	8.92	$2.00	346,935	$2.00
$2.35 - $3.68	113,412	8.60	$2.51	28,539	$2.50
$10.00	98,700	7.53	$10.00	58,099	$10.00
$15.00	130,308	7.97	$15.00	71,860	$15.00

$0.10 - $15.00	1,033,286	8.67	$4.41	506,833	$4.78

Deferred Compensation Charge

        The Company recorded a deferred compensation charge of approximately $14.3 million in the fourth quarter of 2001 related to options granted at exercise prices below the estimated fair market value of the Company's common stock on the date of grant. The deferred compensation charge is being amortized over the vesting period of the related options which is generally four years. Compensation expense was approximately $3.3 million for the years ended December 31, 2001 and 2002. The total compensation charge is reduced when employees terminate prior to vesting.

12.  Related party:

        The Company's headquarters is located in an office building owned by an entity controlled by the Company's Chief Executive Officer. The Company paid $333,000 in 2000, $453,000 in 2001 and $410,000 in 2002 in rent to this entity.

        In January 2000, the Company collected a $25,000 note receivable from its stockholder related to the stockholder's 1999 purchase of common shares.

13.  Quarterly financial information (unaudited):

	Three months ended
	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001
	(in thousands, except share and per share amounts)
Net service revenue	$—	$90	$657	$2,271
Operating loss	(12,975)	(14,527)	(14,935)	(18,657)
Net loss	(12,794)	(15,188)	(17,448)	(21,483)
Net loss applicable to common stock	(12,794)	(15,188)	(17,448)	(45,651)
Net loss per common share	(9.12)	(10.81)	(12.39)	(32.20)
Weighted-average number of shares outstanding	1,402,798	1,404,587	1,408,614	1,417,522
	Three months ended
	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002
	(in thousands, except share and per share amounts)
Net service revenue	$3,542	$18,578	$15,960	$13,833
Operating loss	(16,684)	(15,523)	(16,875)	(13,191)
Net loss	(17,959)	(24,562)	(25,409)	(23,913)
Net loss applicable to common stock	(17,959)	(24,562)	(25,409)	(23,913)
Net loss per common share	(6.81)	(7.18)	(7.34)	(6.86)
Weighted-average number of shares outstanding	2,637,951	3,419,582	3,463,995	3,483,838

        The net loss applicable to common stock for the fourth quarter of 2001 includes a non-cash beneficial conversion charge of $24.2 million. The net loss applicable to common stock for the first and fourth quarters of 2002 includes extraordinary gains of approximately $4.5 million and $3.9 million, respectively, related to the merger with Allied Riser.

14.  Subsequent events:

Settlement and Exchange Agreements—Allied Riser Note Holders

        In January 2003, the Company entered into settlement and exchange agreements with the holders of approximately $107 million of par value of Allied Riser's convertible subordinated notes as discussed in Note 7.

Asset Purchase Agreement—Fiber Network Solutions Inc.

        In January 2003, the Company entered into an asset purchase agreement ("APA") with Fiber Network Solutions, Inc. ("FNSI"). Under the APA the Company purchased certain assets of FNSI in exchange for the issuance of options for 120,000 shares of the Company's common stock and the Company's agreement to assume certain liabilities. The acquired assets include FNSI's customer contracts and accounts receivable. Assumed liabilities include certain capital lease and note obligations and accounts payable.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        On July 10, 2002, we dismissed our independent auditors, Arthur Andersen LLP, and appointed Ernst & Young LLP to serve as our new independent auditors for the year ending December 31, 2002. Our Board of Directors approved this decision. We filed a current report on Form 8-K with the SEC on July 10, 2002, which included a notification of this change.

        Arthur Andersen's report on our financial statements for the fiscal years ending December 31, 2000 and December 31, 2001 did not contain an adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles.

        During each of the two fiscal years ending December 31, 2000 and 2001, there were: (i) no disagreements with Arthur Andersen on any matter of accounting principle or practice, financial statement disclosure or auditing scope or procedure which, if not resolved to Arthur Andersen's satisfaction, would have caused them to make reference to the subject matter in connection with their report on our financial statements for such years; and (ii) there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

        During each of our two fiscal years ending December 31, 2000 and 2001 and through the date of their appointment, we did not consult Ernst & Young with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this Item 10 is incorporated in this report by reference to the information set forth in the 2003 definitive proxy statement for the 2003 Annual Meeting of Stockholders, which is expected to be filed with the Commission within 120 days after the close of our fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

        The information required by this Item 11 is incorporated in this report by reference to the information set forth under the caption "Executive Officers Compensation" in the 2003 definitive proxy statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this Item 12 is incorporated in this report by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 2003 definitive proxy statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item 13 is incorporated in this report by reference to the information set forth under the caption "Certain Transactions" in the 2003 definitive proxy statement.

ITEM 14. CONTROLS AND PROCEDURES

        We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

        Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

        There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed the evaluation.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	1.	Financial Statements. A list of financial statements included herein is set forth in the Index to Financial Statements appearing in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."
	2.	Financial Statement Schedules. The Financial Statement Schedules described below are filed as part of the report.
Description
Report of Arthur Andersen LLP, Independent Public Accountants
Schedule I—Condensed Financial Information of Registrant (Parent Company Information)
Schedule II—Valuation and Qualifying Accounts.
(b)	Reports on Form 8-K.
(1)
Current Report on Form 8-K dated and filed with the Commission on November 13, 2002, reporting under Item 9 the representations of the Company's Chief Executive and Financial Officers concerning the Company's report on Form 10-Q for the period ended September 30, 2002.
(c)	Exhibits.
Exhibit	Description
2.1	Agreement and Plan of Merger, dated as of August 28, 2001, by and among Cogent Communications Group, Inc., Allied Riser Communications Corporation and the merger subsidiary (previously filed as Appendix A to our Registration Statement on Form S-4, Commission File No. 333-71684, filed October 16, 2001, and incorporated herein by reference)
2.2
Amendment No. 1 to the Agreement and Plan of Merger, dated as of October 13, 2001, by and among Cogent Communications Group, Inc., Allied Riser Communications Corporation and the merger subsidiary (previously filed as Appendix B to our Registration Statement on Form S-4, Commission File No. 333-71684, filed October 16, 2001, and incorporated herein by reference)
2.3
Asset Purchase Agreement, dated September 6, 2001, among Cogent Communications, Inc., NetRail, Inc., NetRail Collocation Co., and NetRail Leasing Co. (previously filed as Exhibit 2.3 to our Registration Statement on Form S-4, as amended by a Form S-4/A (Amendment No. 1), Commission File No. 333-71684, filed November 21, 2001, and incorporated herein by reference)
2.4
Asset Purchase Agreement, dated February 26, 2002, by and among Cogent Communications Group, Inc., PSINet, Inc. et al. (previously filed as Exhibit 2.1 to our Current Report on Form 8-K, dated February 26, 2002, and incorporated herein by reference)
2.5
Asset Purchase Agreement, dated as of February 26, 2003, between Fiber Network Solutions, Inc. and Cogent Great Lakes Communications, Inc. (formerly AC Communications Acquisition Corp.) (filed herewith) Pursuant to Item 601(b)(2) of Regulation S-K, the exhibits and schedules to the Asset Purchase Agreement are omitted. A list of such exhibits and schedules appears in the Asset Purchase Agreement. The Registrant hereby undertakes to furnish supplementally a copy of any omitted exhibit or schedule to the Commission upon request.
3.1	Third Amended and Restated Certificate of Incorporation of Cogent Communications Group, Inc. (filed herewith)

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
4.2	Second Amended and Restated Registration Rights Agreement, dated March 6, 2003 (filed herewith)
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

10.7	Settlement Agreement, dated as of March 6, 2003, between Cogent Communications Group, Inc., Allied Riser Communications Corporation and the several noteholders named therein (filed herewith)
10.8	Exchange Agreement, dated as of March 6, 2003, between Cogent Communications Group, Inc., Allied Riser Communications Corporation and the several noteholders named therein (filed herewith)
10.9
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
10.11	Cogent Communications Group, Inc. Renewal of Lease for Headquarters Space, by and between 6715 Kenilworth Avenue Partnership and Cogent Communications Group, Inc., dated March 1, 2003 (filed herewith)
10.12
The Amended and Restated Cogent Communications Group, Inc. 2000 Equity Plan (previously filed as Exhibit 10.12 to our Registration Statement on Form S-4, Commission File No. 333-71684, filed October 16, 2001, and incorporated herein by reference)
10.13
Amendment No. 1 to Credit Agreement, dated as of January 31, 2002, by and among Cisco Systems Capital Corporation, Cogent Communications Group, Inc., Cogent Communications, Inc. and Cogent Internet, Inc. (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on April 15, 2002, and incorporated herein by reference)
10.14
Amendment No. 2 to Credit Agreement, dated as of April 17, 2002, by and among Cisco Systems Capital Corporation, Cogent Communications Group, Inc., Cogent Communications, Inc. and Cogent Internet, Inc. (previously filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on April 15, 2002, and incorporated herein by reference)
10.15
Amendment No. 3 to Credit Agreement, dated as of October 1, 2002, by and among Cisco Systems Capital Corporation, Cogent Communications Group, Inc., Cogent Communications, Inc. and Cogent Internet, Inc. (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 13, 2002, and incorporated herein by reference)
10.16
Amendment No. 4 to Credit Agreement, dated as of September 30, 2002, by and among Cisco Systems Capital Corporation, Cogent Communications Group, Inc., Cogent Communications, Inc. and Cogent Internet, Inc. (previously filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on November 13, 2002, and incorporated herein by reference)
10.17	Closing Date Agreement, dated as of March 6, 2003, between Cogent Communications Group, Inc., Allied Riser Communications Corporation and the several noteholders named therein (filed herewith)
10.18	General Release, dated as of March 6, 2003, Cogent Communications Group, Inc., Allied Riser Communications Corporation and the several noteholders named therein (filed herewith)

10.19	H. Helen Lee Employment Agreement with Cogent Communications Group, Inc., dated October 11, 2000 (filed herewith).
10.20	Robert N. Bevry, Jr. Employment Agreement with Cogent Communications Group, Inc., dated June 15, 2000 (filed herewith).
10.21	Mark Schleifer Employment Agreement with Cogent Communications Group, Inc., dated September 18, 2000 (filed herewith).
21.1	Subsidiaries (filed herewith)

†
Confidential treatment requested and obtained as to certain portions.

The following report is a copy of a report previously issued by Arthur Andersen LLP and has not been reissued by Arthur Andersen LLP. Certain financial information for each of the years in the periods ended December 31, 2000 and December 31, 2001, was not reviewed by Arthur Andersen LLP and includes additional disclosures to conform with new accounting pronouncements and SEC rules and regulations issued during such fiscal year. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for discussion of related risks.

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

Schedule I

Cogent Communications Group, Inc.
Condensed Financial Information of Registrant
(Parent Company Only)
Condensed Balance Sheet
As of December 31, 2001 and December 31, 2002
(in thousands, except share data)

	2001	2002
ASSETS
Current assets:
Prepaid and other	$30	$—
Due from Cogent Communications, Inc.	17	17

Total current assets	47	17
Other Assets:
Investment in Allied Riser, Inc.	—	20,746
Investment in Cogent Communications, Inc.	178,147	178,147

Total assets	$178,194	$198,910

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Due to Cogent Communications, Inc.	$886	$2,239

Total liabilities	886	2,239

Stockholders Equity:
Convertible preferred stock, Series A, $0.001 par value: 26,000,000 shares authorized, issued and outstanding; liquidation preference of $30,301	25,892	25,892
Convertible preferred stock, Series B, $0.001 par value: 20,000,000 shares authorized, 19,809,783 and 19,370,223 shares issued and outstanding; respectively, liquidation preference of $100,000	90,009	88,009
Convertible preferred stock, Series C, $0.001 par value: 52,137,643 shares authorized, 49,773,402 shares issued and outstanding; liquidation preference of $100,000	61,345	61,345
Common stock, $0.001 par value, 21,100,000 shares authorized 1,409,814 and 3,483,838 shares issued and outstanding, respectively	1	4
Additional paid in capital	38,754	49,199
Deferred compensation	(11,111)	(6,024)
Stock purchase warrants	—	764
Accumulated deficit	(27,582)	(22,518)

Total stockholders' equity	177,308	196,671

Total liabilities & stockholders equity	$178,194	$198,910

The accompanying notes are an integral part of these balance sheets

Schedule I

Cogent Communications Group, Inc.
Condensed Financial Information of Registrant
(Parent Company Only)
Condensed Statement of Operations
For the Period From March 14, 2001 (Inception) to December 31, 2001
and the Year Ended December 31, 2002
(in thousands)

	2001	2002
Operating expenses:
Selling, general and administrative	$149	$48
Amortization of deferred compensation	3,265	3,331

Total operating expenses	3,414	3,379

Operating loss	(3,414)	(3,379)

Loss before extraordinary item	(3,414)	(3,379)
Extraordinary gain—Allied Riser merger	—	8,443

Beneficial conversion of preferred stock	(24,168)	—

Net (loss) income applicable to common stock	$(27,582)	$5,064

The accompanying notes are an integral part of these statements

Schedule I continued

Cogent Communications Group, Inc.
Condensed Financial Information of Registrant
(Parent Company Only)
Condensed Statement of Cash Flows
For the Period From March 14, 2001 (Inception) to December 31, 2001
and the Year Ended December 31, 2002

	2001	2002
Cash flows from operating activities:
Net (loss) income	$(3,413)	$5,064
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Extraordinary gain—Allied Riser merger	—	(8,443)
Amortization of deferred compensation	3,265	3,331
Changes in Assets and Liabilities:
Prepaid and other	—	30
Due from Cogent Communications	148	18

Net cash used in operating activities	—	—

Net increase (decrease) in cash and cash equivalents	—	—
Cash and cash equivalents—beginning of period	—	—

Cash and cash equivalents—end of period	$—	$—

Supplemental cash flow disclosures:
Non-cash financing & investing activities:
Professional fees paid by Cogent Communications, Inc. on behalf of the Parent	$886	$1,353
Investment in Allied Riser	—	$20,746

The accompanying notes are an integral part of these statements

COGENT COMMUNICATIONS GROUP, INC.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(Parent Company Only)
AS OF DECEMBER 31, 2001 AND DECEMBER 31, 2002

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

Note C: Going Concern, Covenant Violation and Managements Plans

        Borrowings under the Facility are subject to Cogent's satisfaction of certain operational and financial covenants. Cogent violated the covenant related to minimum revenues for the fourth quarter of 2002. Accordingly, since December 31, 2002, Cogent was in default under the Facility and the payment of the outstanding balance of approximately $250.3 million at December 31, 2002 can be accelerated by Cisco Capital. The Company's fiscal 2003 business plan contemplated borrowing an additional $25 million of working capital from the Facility that was to become available in $5.0 million monthly increments from May 2003 until September 2003. As a result of the default, Cisco Capital is no longer required to fund future borrowing requests.

        The Company is in currently negotiations with Cisco Capital. Discussions include a possible purchase by the Company of the obligation or a renegotiation of the covenants and repayment terms. There can be no assurance that the negotiations with Cisco Capital will result in a settlement on terms acceptable to the Company and its current and potential future investors. Should these negotiations fail, the Company will be required to pursue alternative strategies likely to include reductions in operating costs, a reduction in the Company's expansion plans, and potentially, the filing for bankruptcy protection.

        Cogent has entered into account control agreements with Cisco Capital on its cash and investment accounts. These agreements provide Cisco Capital with a security interest in these funds and the right to assume exclusive control over all of the Cogent's cash and short-term investments. Cisco Capital has not acted on these agreements. However, should Cisco Capital enforce its rights under these arrangements, the Company's ability to fund operations will become immediately dependent upon Cisco Capital's willingness to release these funds.

        The Company's consolidated financial statements have been prepared assuming it will continue as a going concern. As described in these consolidated financial statements, the Company has defaulted on its debt obligation to Cisco Capital and has incurred recurring operating losses and negative cash flows from operating activities, which raise substantial doubt about its ability to continue as a going concern. Although the Company is in current discussions with Cisco Capital in an effort to potentially restructure or repurchase this debt, there can be no assurance that these negotiations will be successful. The Company's ability to continue as a going concern is dependent upon a number of factors including, but not limited to, successful completion of its negotiating with Cisco Capital and an infusion of a significant amount of capital, customer and employee retention, and its continued ability to provide high quality services. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Schedule II

COGENT COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Acquisitions	Deductions	Balance at End of Period
Allowance for doubtful accounts (deducted from accounts receivable, in thousands)
Year ended December 31, 2001	$—	$263	$945	$1,096	$112
Year ended December 31, 2002	$112	$3,887	$2,863	$4,839	$2,023

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COGENT COMMUNICATIONS GROUP, INC.
Dated: March 31, 2003	By:	/s/ DAVID SCHAEFFER Name: David Schaeffer Title: Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID SCHAEFFER David Schaeffer	Chairman, President and CEO, and Director	March 31, 2003
/s/ H. HELEN LEE H. Helen Lee	CFO and Director	March 31, 2003
/s/ THADDEUS G. WEED Thaddeus G. Weed	Vice President, Controller	March 31, 2003
/s/ EDWARD GLASSMEYER Edward Glassmeyer	Director	March 31, 2003
/s/ EREL MARGALIT Erel Margalit	Director	March 31, 2003
/s/ JAMES WEI James Wei	Director	March 31, 2003

CERTIFICATIONS

I, David Schaeffer, certify that:

1.
I have reviewed this annual report on Form 10-K of Cogent Communications Group, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)
Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c)
Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

(a)
All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b)
Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Signature:
/s/ DAVID SCHAEFFER Name: David Schaeffer Title: Chief Executive Officer

Date: March 31, 2003

CERTIFICATIONS

I, H. Helen Lee, certify that:

1.
I have reviewed this annual report on Form 10-K of Cogent Communications Group, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)
Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c)
Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

(a)
All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b)
Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Signature:
/s/ H. HELEN LEE Name: H. Helen Lee Title: Chief Financial Officer

Date: March 31, 2003

Exhibit Index

Exhibit	Description
2.1	Agreement and Plan of Merger, dated as of August 28, 2001, by and among Cogent Communications Group, Inc., Allied Riser Communications Corporation and the merger subsidiary (previously filed as Appendix A to our Registration Statement on Form S-4, Commission File No. 333-71684, filed October 16, 2001, and incorporated herein by reference)
2.2
Amendment No. 1 to the Agreement and Plan of Merger, dated as of October 13, 2001, by and among Cogent Communications Group, Inc., Allied Riser Communications Corporation and the merger subsidiary (previously filed as Appendix B to our Registration Statement on Form S-4, Commission File No. 333-71684, filed October 16, 2001, and incorporated herein by reference)
2.3
Asset Purchase Agreement, dated September 6, 2001, among Cogent Communications, Inc., NetRail, Inc., NetRail Collocation Co., and NetRail Leasing Co. (previously filed as Exhibit 2.3 to our Registration Statement on Form S-4, as amended by a Form S-4/A (Amendment No. 1), Commission File No. 333-71684, filed November 21, 2001, and incorporated herein by reference)
2.4
Asset Purchase Agreement, dated February 26, 2002, by and among Cogent Communications Group, Inc., PSINet, Inc. et al. (previously filed as Exhibit 2.1 to our Current Report on Form 8-K, dated February 26, 2002, and incorporated herein by reference)
2.5
Asset Purchase Agreement, dated as of February 26, 2003, between Fiber Network Solutions, Inc. and Cogent Great Lakes Communications, Inc. (formerly AC Communications Acquisition Corp.) (filed herewith) Pursuant to Item 601(b)(2) of Regulation S-K, the exhibits and schedules to the Asset Purchase Agreement are omitted. A list of such exhibits and schedules appears in the Asset Purchase Agreement. The Registrant hereby undertakes to furnish supplementally a copy of any omitted exhibit or schedule to the Commission upon request.
3.1	Third Amended and Restated Certificate of Incorporation of Cogent Communications Group, Inc. (filed herewith)
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
4.2	Second Amended and Restated Registration Rights Agreement, dated March 6, 2003 (filed herewith)
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
10.7	Settlement Agreement, dated as of March 6, 2003, between Cogent Communications Group, Inc., Allied Riser Communications Corporation and the several noteholders named therein (filed herewith)
10.8	Exchange Agreement, dated as of March 6, 2003, between Cogent Communications Group, Inc., Allied Riser Communications Corporation and the several noteholders named therein (filed herewith)
10.9
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
10.11	Cogent Communications Group, Inc. Renewal of Lease for Headquarters Space, by and between 6715 Kenilworth Avenue Partnership and Cogent Communications Group, Inc., dated March 1, 2003 (filed herewith)
10.12
The Amended and Restated Cogent Communications Group, Inc. 2000 Equity Plan (previously filed as Exhibit 10.12 to our Registration Statement on Form S-4, Commission File No. 333-71684, filed October 16, 2001, and incorporated herein by reference)

10.13
Amendment No. 1 to Credit Agreement, dated as of January 31, 2002, by and among Cisco Systems Capital Corporation, Cogent Communications Group, Inc., Cogent Communications, Inc. and Cogent Internet, Inc. (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on April 15, 2002, and incorporated herein by reference)
10.14
Amendment No. 2 to Credit Agreement, dated as of April 17, 2002, by and among Cisco Systems Capital Corporation, Cogent Communications Group, Inc., Cogent Communications, Inc. and Cogent Internet, Inc. (previously filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on April 15, 2002, and incorporated herein by reference)
10.15
Amendment No. 3 to Credit Agreement, dated as of October 1, 2002, by and among Cisco Systems Capital Corporation, Cogent Communications Group, Inc., Cogent Communications, Inc. and Cogent Internet, Inc. (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 13, 2002, and incorporated herein by reference)
10.16
Amendment No. 4 to Credit Agreement, dated as of September 30, 2002, by and among Cisco Systems Capital Corporation, Cogent Communications Group, Inc., Cogent Communications, Inc. and Cogent Internet, Inc. (previously filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on November 13, 2002, and incorporated herein by reference)
10.17	Closing Date Agreement, dated as of March 6, 2003, between Cogent Communications Group, Inc., Allied Riser Communications Corporation and the several noteholders named therein (filed herewith)
10.18	General Release, dated as of March 6, 2003, Cogent Communications Group, Inc., Allied Riser Communications Corporation and the several noteholders named therein (filed herewith)
10.19	H. Helen Lee Employment Agreement with Cogent Communications Group, Inc., dated October 11, 2000 (filed herewith).
10.20	Robert N. Bevry, Jr. Employment Agreement with Cogent Communications Group, Inc., dated June 15, 2000 (filed herewith).
10.21	Mark Schleifer Employment Agreement with Cogent Communications Group, Inc., dated September 18, 2000 (filed herewith).
21.1	Subsidiaries (filed herewith)

†
Confidential treatment requested and obtained as to certain portions.

QuickLinks

COGENT COMMUNICATIONS GROUP, INC. FORM 10-K ANNUAL REPORT FOR THE PERIOD ENDED DECEMBER 31, 2002 TABLE OF CONTENTS
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
PART I
  ITEM 1. BUSINESS
  ITEM 2. DESCRIPTION OF PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
PART II
  ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RISK FACTORS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Report of Ernst and Young, LLP, Independent Auditors
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2001 AND 2002 (IN THOUSANDS, EXCEPT SHARE DATA)
COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2000, DECEMBER 31, 2001 AND DECEMBER 31, 2002 (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2000, DECEMBER 31, 2001 AND DECEMBER 31, 2002 (IN THOUSANDS)
COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2000, 2001, and 2002
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. CONTROLS AND PROCEDURES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
  Schedule I
Cogent Communications Group, Inc. Condensed Financial Information of Registrant (Parent Company Only) Condensed Balance Sheet As of December 31, 2001 and December 31, 2002 (in thousands, except share data)
  Schedule I
Cogent Communications Group, Inc. Condensed Financial Information of Registrant (Parent Company Only) Condensed Statement of Operations For the Period From March 14, 2001 (Inception) to December 31, 2001 and the Year Ended December 31, 2002 (in thousands)
  Schedule I continued
Cogent Communications Group, Inc. Condensed Financial Information of Registrant (Parent Company Only) Condensed Statement of Cash Flows For the Period From March 14, 2001 (Inception) to December 31, 2001 and the Year Ended December 31, 2002
COGENT COMMUNICATIONS GROUP, INC. CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Parent Company Only) AS OF DECEMBER 31, 2001 AND DECEMBER 31, 2002
  Schedule II
COGENT COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES VALUATION AND QUALIFYING ACCOUNTS
SIGNATURES
CERTIFICATIONS
CERTIFICATIONS
Exhibit Index