Form 10-Q
period 2003-03-31
COGENT COMMUNICATIONS GROUP INC
filed 2003-05-15
CIK 1158324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-31227

COGENT COMMUNICATIONS GROUP, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	52-2337274
(State of Incorporation)	(I.R.S. Employer Identification Number)

1015 31st Street N.W. Washington, D.C. 20007
(Address of Principal Executive Offices and Zip Code)

(202) 295-4200
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.001 par value 3,524,848 Shares Outstanding as of April 30, 2003

INDEX

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets of Cogent Communications Group, Inc., and Subsidiaries as of December 31, 2002 and March 31, 2003

Condensed Consolidated Statements of Operations of Cogent Communications Group, Inc., and Subsidiaries for the Three Months Ended March 31, 2002 and March 31, 2003

Condensed Consolidated Statements of Cash Flows of Cogent Communications Group, Inc., and Subsidiaries for the Three Months Ended March 31, 2002 and March 31, 2003

Notes to Interim Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Changes in Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

SIGNATURES

CERTIFICATIONS

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2002 AND MARCH 31, 2003

(IN THOUSANDS, EXCEPT SHARE DATA)

	December 31, 2002	March 31, 2003
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$39,314	$12,739
Short term investments ($851 and $1,281 restricted, respectively)	3,515	4,398
Accounts receivable, net of allowance for doubtful accounts of $2,023 and $2,086, respectively	5,516	5,546
Prepaid expenses and other current assets	2,781	5,667
Total current assets	51,126	28,350
Property and equipment:
Property and equipment	365,831	381,507
Accumulated depreciation and amortization	(43,051)	(52,820)
Total property and equipment, net	322,780	328,687
Intangible assets:
Intangible assets	23,373	26,080
Accumulated amortization	(8,718)	(10,956)
Total intangible assets, net	14,655	15,124
Other assets ($4,431 and $4,229 restricted, respectively)	19,116	18,531
Total assets	$407,677	$390,692

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,830	$7,500
Accrued liabilities	18,542	11,458
Cisco credit facility, in default (Note 1)	250,305	262,709
Current maturities, capital lease obligations	3,505	3,683
Total current liabilities	280,182	285,350
Convertible subordinated notes, net of discount of $78,140 and $6,649 (Note 7)	38,840	3,542
Capital lease obligations, net of current	55,280	56,262
Other long-term liabilities	749	1,363
Total liabilities	375,051	346,517

Commitments and contingencies:
Stockholders’ equity:
Convertible preferred stock, Series A, $0.001 par value; 26,000,000 shares authorized, issued, and outstanding; liquidation preference of $30,484	25,892	25,892
Convertible preferred stock, Series B, $0.001 par value; 20,000,000 shares authorized; 19,370,223 and 19,362,531 shares issued and outstanding in 2002 and 2003, respectively; liquidation preference of $100,396	88,009	87,974
Convertible preferred stock, Series C, $0.001 par value; 52,173,463 shares authorized; 49,773,402 shares issued and outstanding; liquidation preference of $100,000	61,345	61,345
Convertible preferred stock, Series D, $0.001 par value; 3,426,293 shares authorized, issued and outstanding in 2003; liquidation preference of $6,884	—	4,272
Convertible preferred stock, Series E, $0.001 par value; 3,426,293 shares authorized, issued and outstanding in 2003; liquidation preference of $4,282	—	4,272
Common stock, $0.001 par value; 21,100,000 shares authorized; 3,483,838 shares issued and outstanding	4	4
Additional paid-in capital	49,199	48,974
Deferred compensation	(6,024)	(4,893)
Stock purchase warrants	9,012	9,012
Accumulated other comprehensive (loss) income	(44)	176
Accumulated deficit	(194,767)	(192,853)
Total stockholders’ equity	32,626	44,175
Total liabilities and stockholders’ equity	$407,677	$390,692

The accompanying notes are an integral part of these condensed consolidated statements.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND MARCH 31, 2003

(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended March 31, 2002	Three Months Ended March 31, 2003
	(Unaudited)	(Unaudited)

Net service revenue	$3,542	$14,233
Operating expenses:
Network operations (including $60 and $57 of amortization of deferred compensation, respectively)	6,908	10,739
Selling, general, and administrative (including $637 and $761 of amortization of deferred compensation, respectively)	6,641	7,163
Depreciation and amortization	6,677	11,211
Total operating expenses	20,226	29,113
Operating loss	(16,684)	(14,880)
Gain – Allied Riser note exchange (Note 7)	—	24,802
Interest income and other	1,257	398
Interest expense	(7,060)	(8,406)
(Loss) income before extraordinary item	$(22,487)	$1,914

Extraordinary gain — Allied Riser merger	4,528	—

Net (loss) income applicable to common stock	$(17,959)	$1,914

Net (loss) income per common share:
(Loss) income before extraordinary item	$(8.52)	$0.55
Extraordinary gain	1.72	—
Basic net (loss) income per common share	$(6.81)	$0.55
Diluted net (loss) income per common share	$(6.81)	$0.14

Weighted-average common shares - basic	2,637,951	3,483,838

Weighted-average common shares - diluted	2,637,951	13,845,149

The accompanying notes are an integral part of these condensed consolidated statements.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND MARCH 31, 2003

(IN THOUSANDS)

	Three Months Ended March 31, 2002	Three Months Ended March 31, 2003
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net (loss) income	$(17,959)	$1,914
Adjustments to reconcile net (loss) income to net cash used in operating activities —
Extraordinary gain — Allied Riser merger	(4,528)	—
Gain — Allied Riser note exchange	—	(24,802)
Depreciation and amortization, including debt costs	7,495	11,794
Amortization of debt discount — convertible notes	1,240	1,262
Amortization of deferred compensation	697	818
Changes in assets and liabilities:
Accounts receivable	(456)	232
Prepaid expenses and other current assets	678	(2,665)
Other assets	(788)	31
Accounts payable, accrued and other liabilities	3,924	(3,555)
Net cash used in operating activities	(9,697)	(14,971)
Cash flows from investing activities:
Purchases of property and equipment	(13,572)	(13,082)
Purchases of short term investments	(2,213)	(883)
Deposit — PSINet acquisition	(3,000)	—
Acquired cash and cash equivalents — Allied Riser merger	70,431	—
Net cash provided by (used in) investing activities	51,646	(13,965)
Cash flows from financing activities:
Borrowings under Cisco credit facility	7,699	7,902
Exchange agreement payment — Allied Riser notes	—	(4,998)
Repayment of capital lease obligations	(554)	(763)
Net cash provided by financing activities	7,145	2,141
Effect of exchange rate changes on cash	(2)	220
Net increase (decrease) in cash and cash equivalents	49,092	(26,575)
Cash and cash equivalents, beginning of period	49,017	39,314
Cash and cash equivalents, end of period	$98,109	$12,739
Supplemental disclosures of cash flow information:
Cash paid for interest	$973	$1,350
Cash paid for income taxes	—	—
Non-cash financing activities —
Capital lease obligations incurred	8,898	7,316
Borrowing under credit facility for payment of loan costs and interest	2,908	4,502
Allied Riser Merger
Fair value of assets acquired	$74,535
Less: valuation of common stock, options & warrants issued	(10,967)
Less: extraordinary gain	(4,528)
Fair value of liabilities assumed	$59,040

The accompanying notes are an integral part of these condensed consolidated statements.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2002, and 2003

(unaudited)

1.             Description of business:

Cogent Communications, Inc. (“Cogent”) was formed on August 9, 1999, as a Delaware corporation and is located in Washington, DC. Cogent is a facilities-based Internet Services Provider (“ISP”), providing Internet access to businesses in over 30 major metropolitan areas in the United States and in Toronto, Canada. In 2001, Cogent formed Cogent Communications Group, Inc., (the “Company”), a Delaware corporation. Effective on March 14, 2001, Cogent’s stockholders exchanged all of their outstanding common and preferred shares for an equal number of shares of the Company, and Cogent became a wholly owned subsidiary of the Company. The common and preferred shares of the Company include rights and privileges identical to the common and preferred shares of Cogent. This was a tax-free exchange that was accounted for by the Company at Cogent’s historical cost. All of Cogent’s options for shares of common stock were also converted to options of the Company.

The Company’s high-speed Internet access service is delivered to the Company’s customers over a nationwide fiber-optic network. The Company’s network is dedicated solely to Internet Protocol data traffic. The Company’s network includes 30-year indefeasible rights of use (“IRUs”) to a nationwide fiber-optic intercity network of approximately 12,500 route miles (25,000 fiber miles) of dark fiber from Williams Communications Group, Inc (“Williams”). These IRUs are configured in two rings that connect many of the major metropolitan markets in the United States. In order to extend the Company’s national backbone into local markets, the Company has entered into leased fiber agreements for intra-city dark fiber from approximately 20  providers. These agreements are primarily under 15-25 year IRUs. Since the Company’s April 2002 acquisition of certain assets of PSINet, Inc. (“PSINet”), the Company began operating a more traditional Internet service provider business, with lower speed connections provided by leased circuits obtained from telecommunications carriers (primarily local telephone companies). The Company utilizes leased circuits (primarily T-1 lines) to reach these customers.

Asset Purchase Agreement- Fiber Network Services, Inc.

On February 28, 2003, the Company purchased certain assets of Fiber Network Solutions, Inc. (“FNSI”) in exchange for the issuance of options for 120,000 shares of the Company’s common stock and the Company’s agreement to assume certain liabilities. The acquired assets include FNSI’s customer contracts and accounts receivable. Assumed liabilities include certain of FNSI’s accounts payable, facilities leases, customer contractual commitments, capital lease obligations and note obligations. The Company is continuing to provide the FNSI customers Internet access and co-location services. The Company believes that the FNSI acquisition enabled the Company to accelerate its business plan and increase the markets it serves.

Asset Purchase Agreement—PSINet, Inc.

In January 2002, the Company entered into a due diligence agreement with PSINet. This agreement allowed the Company to undertake due diligence related to certain of PSINet’s network operations in the United States. The Company paid a $3.0 million fee in January 2002 to PSINet as a deposit in connection with this arrangement. In February 2002, the Company and PSINet entered into an Asset Purchase Agreement (“APA”). Pursuant to the APA, approved on March 27, 2002 by the bankruptcy court overseeing the PSINet bankruptcy, the Company acquired certain of PSINet’s assets and certain liabilities related to its operations in the United States for $9.5 million in cash. The acquisition closed on April 2, 2002. The $3.0 million payment under the due diligence agreement was applied toward this amount resulting in a $6.5 million cash payment at closing. The acquired assets include certain of PSINet’s accounts receivable and intangible assets, including customer contracts, settlement-free peering rights and the PSINet trade name. Assumed liabilities include certain leased circuit commitments, facilities leases, customer contractual commitments and co-location arrangements.

The PSINet acquisition enabled the Company to immediately incorporate a revenue stream from a set of products that the Company believes complement its core offering of its “on-net” Internet connectivity and reduced its costs of network operations from the acquisition of settlement-free peering rights. The Company is supporting and building on the PSINet brand name that, the Company believes, is one of the most recognizable ISPs in the country. Under the PSINet label, Cogent is offering PSINet services, including Internet connectivity.

Merger Agreement—Allied Riser Communications Corporation

On February 4, 2002, the Company acquired Allied Riser Communications Corporation (“Allied Riser”). Allied Riser provided broadband data, voice and video communication services to small- and medium-sized businesses located in selected buildings in North America, including Canada. Upon the closing of the merger on February 4, 2002, Cogent issued approximately 2.0 million shares, or 13.4% of its common stock, on a fully diluted basis, to the existing Allied Riser stockholders and became a public company listed on the American Stock Exchange. The acquisition of Allied Riser provided the Company with in-building networks, pre-negotiated building access rights with building owners and real estate investment trusts across the United States and in Toronto, Canada and the operations of Shared Technologies of Canada (“STOC”).  STOC provides voice and data services in Toronto, Canada.  Prior to the merger, Allied Riser had ceased providing its services to its customers in the United States. The Company is utilizing the Allied Riser in-building network and building access rights to provide its high speed Internet access service. The acquisition enabled the Company to accelerate its business plan and increase its footprint in the markets it serves.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited condensed consolidated financial statements reflect all normal recurring adjustments that the Company considers necessary for the fair presentation of the results of operations and cash flows for the interim periods covered, and of the financial position of the Company at the date of the interim consolidated balance sheet. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. While the Company believes that the disclosures made are adequate to not make the information misleading, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes in the Company’s Annual Report on Form 10-K.

The accompanying unaudited consolidated financial statements include all wholly owned subsidiaries.  All inter-company accounts and activity have been eliminated. STOC is owned by the Company’s wholly owned subsidiary, ARC Canada.  In March 2002, the shareholders representing the minority interest of STOC notified the Company that they had elected to exercise their rights to put their shares to the Company as provided under their shareholders agreements. The Company paid approximately $3.6 million in April 2002 to purchase these minority interests.

Going concern, covenant violation and management’s plans

The Company is party to a $409 million credit facility with Cisco Systems Capital Corporation ("Cisco Capital"). The credit facility with Cisco Capital requires compliance with certain financial and operational covenants. The Company violated the debt covenants related to minimum net revenues for the fourth quarter of 2002,  minimum net revenues for the first quarter of 2003 and the minimum cash reserves covenant for March 31, 2003. Accordingly, since December 31, 2002, the Company has been in default and Cisco Capital can accelerate the loan payments and make the outstanding balance of approximately $262.7 million at March 31, 2003 immediately due and payable. As a result, the obligation is recorded as a current liability in the accompanying condensed consolidated balance sheets. The Company’s fiscal 2003 business plan contemplated borrowing an additional $25 million of working capital under the credit facility that was to become available in $5.0 million monthly increments from May 2003 until September 2003. Because of the default, Cisco Capital is no longer required to, and has indicated that it will not, fund future borrowing requests. The Company’s cash and short-term investments were approximately $17.1 million at March 31, 2003, an amount that is substantially less than the amount outstanding under the credit facility.

The Company is currently in negotiations with Cisco Capital to restructure the credit facility. Discussions center around reducing the amount of the debt and altering repayment terms in exchange for a cash payment and preferred stock, but no agreement has yet been reached. Such a restructuring would require the Company to raise additional capital, which may not be available on terms acceptable to the Company. The Company is also in discussions with its current shareholders and other potential investors to raise additional capital. The outcome of these discussions is dependent upon the outcome of the Company’s ability to reach a settlement with Cisco Capital. It is likely that any additional capital raised will only be available on terms that will substantially dilute the current equity of the Company. There can be no assurance that the negotiations with Cisco Capital will result in a restructuring on terms acceptable to the Company and its current and potential future investors or that the Company would be able to secure additional capital. Should these negotiations fail, the Company will be required to pursue alternative strategies likely to include reductions in operating costs, a reduction in the Company’s expansion plans, and potentially, the filing for bankruptcy protection. Should these negotiations be successful and if the fair value of the consideration exchanged for restructuring the credit facility is less than the outstanding principal and accrued interest, the Company will recognize a gain for this difference.

The Company has entered into account control agreements with Cisco Capital on its cash and investment accounts. These agreements provide Cisco Capital with a security interest in these funds and the right to assume exclusive control over all of the Company’s cash and short-term investments. Cisco Capital has not acted on these agreements. However, should Cisco Capital enforce its rights under these arrangements, the Company’s ability to fund operations will become immediately dependent upon Cisco Capital’s willingness to release these funds.

The Company’s consolidated financial statements have been prepared assuming it will continue as a going concern. As described in these condensed consolidated financial statements, the Company has defaulted on its debt obligation to Cisco Capital and has incurred recurring operating losses and negative cash flows from operating activities, which raise substantial doubt about its ability to continue as a going concern. Although the Company is in current discussions with Cisco Capital in an effort to potentially restructure or repurchase this debt, there can be no assurance that these negotiations will be successful. The Company’s ability to continue as a going concern is dependent upon a number of factors including, but not limited to, successful completion of negotiations with Cisco Capital and an infusion of a significant amount of capital, customer and employee retention, and its continued ability to provide high quality services. These condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Business risk

The Company operates in the rapidly evolving Internet services industry, which is subject to intense competition and rapid technological change, among other factors. The successful execution of the Company’s business plan is dependent upon the availability of and access to intra-city dark fiber and multi-tenant office buildings, the availability and performance of the Company’s network equipment, the availability of additional capital, the Company’s ability to integrate acquired businesses and purchased assets into its operations and realize planned synergies, the extent to which acquired businesses and assets are able to meet the Company’s expectations and projections, the Company’s ability to successfully market its products and services, the Company’s ability to retain and attract key employees, and the Company’s ability to manage its growth, among other factors. Although management believes that the Company will successfully mitigate these risks, management cannot give assurances that it will be able to do so or that the Company will ever operate profitably.

International operations

The Company began recognizing revenue from operations in Canada through its wholly owned subsidiary, ARC Canada effective with the closing of the Allied Riser merger on February 4, 2002. All revenue is reported in United States dollars. Revenue for ARC Canada for the period from February 4, 2002 to March 31, 2002 and the three months ended March 31, 2003 was approximately $0.8 million and $2.0 million, respectively. ARC Canada’s total consolidated assets were approximately $7.5 million at December 31, 2002 and $8.7 million at March 31, 2003.

Financial instruments

The Company is party to letters of credit totaling $5.6 million as of March 31, 2003. These letters of credit are secured by certificates of deposit and commercial paper investments totaling $5.5 million that are restricted and included in short-term investments and other assets. No claims have been made against these financial instruments. Management does not expect any losses from the resolution of these financial instruments and is of the opinion that the fair value is zero since performance is not likely to be required.

At December 31, 2002 and March 31, 2003, the carrying amount of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and accrued expenses approximated fair value because of the short maturity of these instruments. The interest rate on the Company’s credit facility resets on a quarterly basis; accordingly, as of March 31, 2003, the fair value of the Company’s credit facility approximated its carrying amount. The Allied Riser convertible subordinated notes remaining after the note exchange discussed in Note 7, have a face value of $10.2 million. These notes were recorded at their fair value of approximately $2.9 million at the merger date. The discount is accreted to interest expense through the maturity date.  The fair value of these notes at March 31, 2003, was approximately $0.5 million.

Credit risk

The Company’s assets that are exposed to credit risk consist of its cash equivalents, short-term investments and accounts receivable. The Company places its cash equivalents and short-term investments in instruments that meet high-quality credit standards as specified in the Company’s investment policy guidelines. Accounts receivable are due from customers located in major metropolitan areas in the United States and in Ontario, Canada. Revenues from the Company’s wholesale customers and customers obtained through business combinations are subject to a higher degree of credit risk than customers who purchase its retail service.

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

The Company establishes a valuation allowance for collection of doubtful accounts and other sales credit adjustments. Valuation allowances for sales credits are established through a charge to revenue, while valuation allowances for doubtful accounts are established through a charge to selling, general and administrative expenses. The Company assesses the adequacy of these reserves monthly evaluating general factors, such as the length of time individual receivables are past due, historical collection experience, the economic and competitive environment, and changes in the credit worthiness of its customers. The Company believes that its established valuation allowances were adequate as of  December 31, 2002 and March 31, 2003. If circumstances relating to specific customers change or economic conditions worsen such that the Company’s past collection experience and assessment of the economic environment are no longer relevant, the Company’s estimate of the recoverability of its trade receivables could be further reduced.

In September 2002, the Company began invoicing certain customers for amounts contractually due for unfulfilled minimum contractual obligations. The Company recognizes a corresponding sales allowance equal to this revenue resulting in the recognition of zero net revenue. The Company recognizes net revenue as these billings are collected in cash. The Company vigorously seeks payment for these amounts.

Comprehensive (loss) income

Statement of Financial Accounting Standard (“SFAS”) No. 130, “Reporting of Comprehensive Income” requires “comprehensive income” and the components of “other comprehensive income” to be reported in the financial statements and/or notes thereto (amounts in thousands).

	Three months ended March 31, 2002	Three months ended March 31, 2003
Net (loss) income	$(17,959)	$1,914
Currency translation	(2)	220
Comprehensive (loss) income	$(17,961)	$2,134

Foreign Currency

The functional currency of ARC Canada is the Canadian dollar. The financial statements of ARC Canada,  its subsidiaries, STOC and Fiber Services of Canada, are translated into U.S. dollars using the period-end rates of exchange for assets and liabilities and average rates of exchange for revenues and expenses. Gains and losses on translation of the accounts of the Company’s non-U.S. operations are accumulated and reported as a component of other comprehensive income in stockholders' equity.

Long-lived assets

The Company’s long-lived assets include property and equipment and identifiable intangible assets to be held and used. These long-lived assets are currently reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed pursuant to Statement of Financial Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Pursuant to SFAS No. 144, impairment is determined by comparing the carrying value of these long-lived assets to management’s probability weighted estimate of the future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. The cash flow projections used to make this assessment are consistent with the cash flow projections that management uses internally to assist in making key decisions. In the event an impairment exists, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset, which is generally determined by using quoted market prices or valuation techniques such as the discounted present value of expected future cash flows, appraisals, or other pricing models. Management believes that no such impairment existed in accordance with SFAS No. 144 as of December 31, 2002 and March 31, 2003. In the event that there are changes in the planned use of the Company’s long-term assets or the Company’s expected future undiscounted cash flows are reduced significantly, the Company’s assessment of its ability to recover the carrying value of these assets under SFAS No. 144 would change.

Because the Company’s best estimate of undiscounted cash flows generated from these assets exceeds their carrying value for each of the periods presented, no impairment pursuant to SFAS No. 144 exists. However, because of the significant difficulties confronting the telecommunications industry, the Company believes that currently the fair values of its long-lived assets including its network assets and IRU’s are significantly below the amounts the Company originally paid for them.

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

Stock-based compensation

The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As such, compensation expense related to fixed employee stock options is recorded only if on the date of grant the fair value of the underlying stock exceeds the exercise price.

The following table illustrates the effect on net income and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” as required by SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure” (in thousands except share and per share amounts):

	Three Months Ended March 31, 2002	Three Months Ended March 31, 2003

Net (loss) income, as reported	$(17,959)	$1,914
Add: stock-based employee compensation expense included in reported net loss, net of related tax effects	697	818
Deduct: stock-based employee compensation expense determined under fair value based method, net of related tax effects	(1,259)	(987)
Pro forma—net (loss) income	$(18,521)	$1,745

Net (loss) income per share as reported—basic	$(6.81)	$0.55

Pro forma net (loss) income per share—basic	$(7.02)	$0.50

Net (loss) income per share as reported—diluted	$(6.81)	$0.14

Pro forma net (loss) income per share—diluted	$(7.02)	$0.13

The weighted-average per share grant date fair value of options granted was $15.27 and $13.86 for the three months ended March 31, 2002 and March 31, 2003, respectively. The fair value of these options was estimated at the date of grant with the following weighted-average assumptions for March 31, 2002 —an average risk-free rate of 3.5 percent, a dividend yield of 0 percent, an expected life of 5.0 years and an expected volatility of 128 percent and for March 31, 2003 —an average risk-free rate of 3.5 percent, a dividend yield of 0 percent, an expected life of 5.0 years and an expected volatility of 163 percent.

Basic and diluted net loss per common share

Net income (loss) per share is presented in accordance with the provisions of SFAS No. 128 “Earnings per Share”. SFAS No. 128 requires a presentation of basic EPS and diluted EPS. Basic EPS excludes dilution for common stock equivalents and is computed by dividing income or loss available to common stockholders by the weighted-average number of common shares outstanding for the period, adjusted, using the if-converted method, for the effect of common stock equivalents arising from the assumed conversion of participating convertible securities, if dilutive. Diluted net loss per common share is based on the weighted-average number of shares of common stock outstanding during each period, adjusted for the effect of common stock equivalents arising from the assumed exercise of stock options, warrants, the conversion of preferred stock and conversion of participating convertible securities, if dilutive. Common stock equivalents have been excluded from the net loss per share calculation when their effect would be anti-dilutive.

For the three months ended March 31, 2002, the following securities were not included in the computation of earnings per share as they are anti-dilutive: options to purchase 1,137,482 shares of common stock at weighted-average exercise prices of $5.09 per share, 95,583,185 shares of preferred stock, which were convertible into 10,148,309 shares of common stock, warrants for 813,991 shares of common stock and 244,828 shares of common stock issuable on the conversion of the Allied Riser convertible subordinated notes. For the three months ended March 31, 2003 the following securities were not included in the computation of earnings per share as they are anti-dilutive: options to purchase 985,522 shares of common stock at a weighted-average exercise price of $4.41 per share, warrants for 760,476 shares of common stock at a weighted average exercise price of  $17.65 per share and 182,745 weighted average shares of common stock issuable on the conversion of the Allied Riser convertible subordinated notes.

The following details the determination of the diluted weighted average shares for the three months ended March 31, 2003.

Three Months Ended March 31, 2003
Weighted average common shares outstanding - basic	3,483,838
Dilutive effect of stock options	26,980
Dilutive effect of preferred stock	10,280,816
Dilutive effect of warrants	53,515
Weighted average shares - diluted	13,845,149

Recent accounting pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which is effective for fiscal years beginning after June 15, 2002. The statement provides accounting and reporting standards for recognizing obligations related to asset retirement costs associated with the retirement of tangible long-lived assets. Under this statement, legal obligations associated with the retirement of long-lived assets are to be recognized at their fair value in the period in which they are incurred if a reasonable estimate of fair value can be made. The fair value of the asset retirement costs is capitalized as part of the carrying amount of the long-lived asset and expensed using a systematic and rational method over the assets’ useful life. Any subsequent changes to the fair value of the liability will be expensed. Adoption of this standard did not have a material impact on the Company’s operations or financial position.

2.             Acquisitions:

The acquisition of the assets of PSINet and FNSI and the merger with Allied Riser were recorded in the accompanying financial statements under the purchase method of accounting. The PSINet and FNSI purchase price allocations are preliminary and further refinements may be made. The allocation of the PSINet purchase price is subject to the outcome of the dispute with the PSINet estate discussed in Note 8. The operating results related to the acquired assets of PSINet and FNSI and the merger with Allied Riser have been included in the consolidated statements of operations from the dates of acquisition. The Allied Riser merger closed on February 4, 2002. The PSINet acquisition closed on April 2, 2002. The FNSI acquisition closed on February 28, 2003.

The purchase price of Allied Riser was approximately $12.5 million and included the issuance of 13.4% of the Company’s common stock, or approximately 2.0 million shares of common stock valued at approximately $10.2 million, the issuance of warrants and options for the Company’s common stock valued at approximately $814,000 and transaction expenses of approximately $1.5 million. The fair value of the common stock was determined by using the average closing price of Allied Risers common stock in accordance with SFAS No. 141. Allied Riser’s subordinated convertible notes were recorded at their fair value using their quoted market price at the merger date. The fair value of net assets acquired was approximately $55.5 million resulting in negative goodwill of approximately $43.0 million. Negative goodwill was allocated to long-lived assets of approximately $34.6 million with the remaining $8.4 million recorded as an extraordinary gain. The Allied Riser purchase price was adjusted in the fourth quarter of 2002.  As a result, $4.5 million of the extraordinary gain was recorded in the three months ended March 31, 2002 and an additional $3.9 million of extraordinary gain was recorded in the fourth quarter of 2002.

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed (in thousands).

	Allied Riser	PSINet	FNSI

Current assets	$71,502	$4,842	$291
Property and equipment	—	294	—
Intangible assets	—	11,466	2,727
Other assets	3,289	—	—
Total assets acquired	$74,791	$16,602	$3,018

Current liabilities	20,621	7,152	2,941
Long term debt	34,760	—	25
Total liabilities assumed	55,381	7,152	2,966
Net assets acquired	$19,410	$9,450	$52

The intangible assets acquired in the PSINet acquisition were allocated to customer contracts ($2.6 million), peering rights ($4.7 million), trade name ($1.8 million), and a non-compete agreement ($0.3 million). These intangible assets are being amortized in periods ranging from two to five years with a weighted average useful life of 32 months. The intangible assets acquired in the FNSI acquisition were allocated to customer contracts ($2.6 million) and a non-compete agreement ($0.1 million). The FNSI customer contracts and non-compete agreement are being amortized over two years and one year, respectively.

If the Allied Riser, PSINet and FNSI acquisitions had taken place at the beginning of 2002 and 2003, the unaudited pro forma combined results of the Company for the three months ended March 31, 2002 and 2003 would have been as follows (amounts in thousands, except per share amounts).

	Three Months Ended March 31, 2002	Three Months Ended March 31, 2003

Revenue	$19,784	$15,151
Net (loss) income before extraordinary items	(28,921)	1,407
Net (loss) income	(24,393)	1,407
Net (loss) income per share before extraordinary items - basic	$(8.36)	$0.40
Net (loss) income per share before extraordinary items - diluted	$(8.36)	$0.10
Net (loss) income per share—basic	$(7.05)	$0.40
Net (loss) income per share—diluted	$(7.05)	$0.10

In management’s opinion, these unaudited pro forma amounts are not necessarily indicative of what the actual results of the combined  operations might have been if the Allied Riser, PSINet and FNSI acquisitions had been effective at the beginning of 2002 and 2003.

3.             Property and equipment:

Property and equipment consisted of the following (in thousands):

	December 31, 2002	March 31, 2003
Owned assets:
Network equipment	$173,126	$181,183
Software	6,998	6,853
Office and other equipment	2,600	4,109
Leasehold improvements	35,016	40,709
System infrastructure	29,996	31,073
Construction in progress	5,866	3,790

	253,602	267,717
Less — Accumulated depreciation and amortization	(36,114)	(44,491)

	217,488	223,226
Assets under capital leases:
IRUs	112,229	113,790
Less — Accumulated depreciation and amortization	(6,937)	(8,329)

	105,292	105,461

Property and equipment, net	$322,780	$328,687

Depreciation and amortization expense related to property and equipment was $5.7 million and $9.0 million for the three months ended March 31, 2002 and March 31, 2003, respectively.

Capitalized interest, labor and related costs

For the three months ended March 31, 2002 and March 31, 2003, the Company capitalized interest of $0.2 million and $0.1 million, respectively. For the three months ended March 31, 2002 and March 31, 2003, the Company capitalized salaries and related benefits of $1.3 million and $0.9 million, respectively

4.             Accrued liabilities:

Accrued liabilities consist of the following (in thousands):

December 31, 2002

March 31, 2003

General operating expenditures	$8,315	$6,853
Payroll and benefits	543	689
Litigation settlement accruals	5,168	462
Taxes	1,937	1,904
Interest	1,329	506
Deferred revenue	1,250	1,044

Total	$18,542	$11,458

5.             Intangible assets:

Intangible assets consist of the following (in thousands):

	December 31, 2002	March 31, 2003

Customer contracts	$5,575	$8,145
Peering rights	15,740	15,740
Trade name	1,764	1,764
Non compete agreements	294	431

Total	23,373	26,080
Less — accumulated amortization	(8,718)	(10,956)

Intangible assets, net	$14,655	$15,124

Amortization expense for the three months ended March 31, 2002 and March 31, 2003 was approximately $0.9 million and $2.3 million, respectively. Future amortization expense related to intangible assets is $10.0 million, $5.0 million, $0.1 million and $0.1 million for the twelve-month periods ending March 31, 2004, 2005, 2006 and 2007, respectively.

6.             Other assets:

Other assets consist of the following (in thousands):

	December 31, 2002	March 31, 2003

Prepaid expenses	$500	$490
Deposits	5,335	6,747
Deferred financing costs	13,281	11,294
Total	$19,116	$18,531

7.             Long-term debt:

In March 2000, Cogent entered into a $280 million credit facility with Cisco Capital. In March 2001, the credit facility was increased to $310 million. In October 2001, Cogent entered into a new agreement for $409 million. This credit facility replaced the existing $310 million credit facility. The credit facility provides for the financing of purchases of up to $270 million of Cisco network equipment, software and related services, the funding up to $64 million of working capital, and funding up to $75 million for interest and fees related to the credit facility. On January 31, 2002, the credit facility was amended to modify certain covenants in connection with the Company’s merger with Allied Riser. On April 17, 2002, the credit facility was again amended to modify certain covenants in connection with the Company’s acquisition of certain assets of PSINet. On November 6, 2002, the credit facility was again amended to modify certain provisions and covenants that are reflected in the description below.

Borrowings under the credit facility are subject to Cogent’s satisfaction of certain operational and financial covenants. Because Cogent did not generate net revenues of at least $15.5 million for the quarter ended December 31, 2002, it has been in violation of the credit facility’s minimum net revenue covenant since December 31, 2002. The Company also violated the debt covenant related to minimum net revenues for the first quarter of 2003 and the minimum cash reserves required as of March 31, 2003. Accordingly, the payment of outstanding borrowings under the credit facility of approximately $262.7 million at March 31, 2003, can be accelerated by Cisco Capital and made immediately due and payable. As a result, this obligation is recorded as a current liability on the accompanying condensed consolidated balance sheets. Because of the default, Cisco Capital is no longer required to fund future borrowings. The Company is in negotiations with Cisco Capital related to the default (See Note 1).

The following describes the terms of the credit facility without respect to the default.

Borrowings may be prepaid at any time without penalty and are subject to mandatory prepayment based upon excess cash flow or upon the receipt of a specified amount from the sale of the Company’s securities, each as defined. Principal payments begin in March 2005. Borrowings accrue interest at the three-month LIBOR rate, established at the beginning of each calendar quarter, plus a stated margin. The margin is dependent upon the Company’s leverage ratio, as defined, and may be reduced. Interest payments are deferred and begin in March 2006. The credit facility includes a 1.0 percent per annum unused fee. The weighted-average interest rates on all borrowings for the three months ended March 31, 2002 and March 31, 2003 were approximately 6.6 percent and 6.5 percent, respectively. The Company recorded interest expense related to the credit facility for the three months ended March 31, 2002 and March 31, 2003 of approximately $3.9 million and $5.1 million, respectively. Borrowings are secured by a pledge of all of Cogent’s assets and common stock. The credit facility includes restrictions on Cogent’s ability to transfer assets to the Company, except for certain operating liabilities. The Company has guaranteed Cogent’s obligations under the credit facility.

The aggregate balance of working capital loans is limited to 35 percent of outstanding equipment loans. Borrowings under the credit facility for the purchase of products and working capital are available until December 31, 2004. Borrowings under the credit facility for the funding of interest and fees are available until December 31, 2005. The credit facility matures on December 31, 2008.

At March 31, 2003, there were $198.0 million of equipment loans, $39.0 million of working capital loans and $25.7 million of interest and fee loans outstanding.

Scheduled maturities of borrowings under the credit facility are as follows (in thousands):

For the year ending March 31,
2004	$—
2005	4,466
2006	35,292
2007	87,570
2008	83,103
Thereafter	52,278
$262,709

Allied Riser convertible subordinated notes

On June 28, 2000, Allied Riser completed the issuance and sale in a private placement of an aggregate of $150.0 million in principal amount of its 7.50% convertible subordinated notes due June 15, 2007 (the “Notes”). At the closing of the merger between Allied Riser and the Company, approximately $117.0 million of the Notes were outstanding. The Notes were convertible at the option of the holders into shares of Allied Riser’s common stock at an initial conversion price of approximately 65.06 shares of Allied Riser common stock per $1,000 principal amount. The conversion ratio is adjusted upon the occurrence of certain events. The conversion rate was adjusted to approximately 2.09 shares of the Company’s common stock per $1,000 principal amount in connection with the merger. Interest is payable semiannually on June 15 and December 15, and is payable, at the election of the Company, in either cash or registered shares of the Company’s common stock. The Notes are redeemable at the Company’s option at any time on or after the third business day after June 15, 2004, at specified redemption prices plus accrued interest.

In January 2003, the Company, Allied Riser and the holders of approximately $107 million in face value of the Allied Riser notes entered into an exchange agreement and a settlement agreement. Pursuant to the exchange agreement, these Allied Riser noteholders surrendered to Allied Riser their notes, including accrued and unpaid interest thereon, in exchange for a cash payment by of approximately $5.0 million and 3,426,293 shares of the Company’s series D preferred stock and 3,426,293 shares of series E preferred stock. Under the exchange agreement the series D and series E shares were valued at the Company’s series C preferred stock valuation of approximately $1.25 per share. Pursuant to the settlement agreement, the Allied Riser noteholders dismissed their litigation with prejudice in exchange for a cash payment of approximately $4.9 million. These transactions closed in March 2003 when the agreed amounts were paid and the series D and series E preferred shares were issued. This settlement and exchange transactions together eliminated the approximately $107 million principal payment obligation due in June 2007, interest accrued since the December 15, 2002 interest payment, all future interest payment obligations on these notes and settled the note holder litigation in exchange for the total cash payments of approximately $9.9 million and the issuance of preferred stock. This preferred stock is convertible into approximately 4.2% of the Company’s fully diluted common stock.

As of December 31, 2002, the Company had accrued the amount payable under the settlement agreement, net of the recovery of $1.5 million under its insurance policy. This resulted in a net expense of $3.5 million recorded in 2002. The $4.9 million payment under the settlement agreement was made in March 2003. The Company received the $1.5 million recovered under the Company’s insurance policy in April 2003.  As a result, a $1.5 million receivable was recorded in prepaid and other current assets at March 31, 2003.

The exchange agreement resulted in a gain of approximately $24.8 million recorded during the three months ended March 31, 2003.  The gain resulted from the difference between the $36.5 million net book value of the notes ($106.7 face value less the related discount of $70.2 million) and $2.0 million of accrued interest and the consideration of approximately $5.0 million in cash and the $8.5 million estimated fair market value  for the series D and series E preferred stock less approximately $0.2 million of transaction costs.

The terms of the remaining $10.2 million of subordinated convertible notes were not impacted by these transactions and they continue to be due on June 15, 2007.

8.             Commitments and contingencies:

Capital leases—Fiber lease agreements

The Company has entered into lease agreements with approximately 20  providers for intra-city and inter-city dark fiber primarily under 15-25 year IRUs. These IRUs connect the Company’s national backbone fiber with the multi-tenant office buildings and the customers served by the Company. Once the Company has accepted the related fiber route, leases of intra-city and inter-city fiber-optic rings that meet the criteria for treatment as capital leases are recorded as a capital lease obligation and IRU asset. The future minimum commitments under these agreements are as follows (in thousands):

For the year ending March 31,
2004	$7,915
2005	7,643
2006	5,615
2007	5,658
2008	5,577
Thereafter	76,732
Total minimum lease obligations	109,140
Less—amounts representing interest	(49,195)
Present value of minimum lease obligations	59,945
Current maturities	(3,683)
Capital lease obligations, net of current maturities	$56,262

Fiber Leases and Construction Commitments

Certain of the Company’s agreements for the construction of building laterals and for the leasing of metro fiber rings and lateral fiber include minimum specified commitments. The Company has also submitted certain product orders but has not yet accepted the related fiber route or lateral construction. The future commitment under these arrangements was approximately $30.5 million at March 31, 2003.

Industry Conditions—Fiber Providers

One of the Company’s suppliers of metropolitan fiber optic facilities, MFN, filed for bankruptcy in May 2002 under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court. This has impacted the Company’s operations by decreasing its ability to add new metropolitan fiber rings from MFN and the Company’s ability to add new buildings to existing MFN rings. However, as the Company has several other providers of metropolitan fiber optic facilities the impact has not been material to the Company’s operations.

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

MFN’s and Williams’ financial difficulties are characteristic of the telecommunications industry today. The Company’s solution for metropolitan networks is to have a large number of providers and to develop the ability to construct its own fiber optic connections to the buildings the Company serves.

Equipment purchase commitment

In March 2000, the Company entered into a five-year agreement to purchase from Cisco, minimum annual amounts of equipment, professional services, and software. In June 2000, the agreement was amended to increase the Company’s previous commitment to purchase $150.1 million over four years to $212.2 million over five years. In October 2001, the commitment was increased to purchase a minimum of $270 million through December 2004. As of March 31, 2003, the Company has purchased approximately $198.0 million towards this commitment and has met all of the minimum annual purchase commitment obligations. The Company anticipates either amending or terminating this agreement in connection with the settlement negotiations on the credit facility.

Litigation

Vendor litigation settlement

In December 2002 the Company reached an agreement with one of its vendors to settle the dispute brought by that vendor against Allied Riser. Under this settlement, Allied Riser agreed to make cash payments to the vendor of approximately $1.6 million during 2003. In exchange, the vendor dismissed the litigation and accepted the cash payment as payment in full of amounts due to the vendor under the contracts that were the subject of the litigation. As of March 31, 2003, the Company has paid $1.2 million of the $1.6 million settlement as per the payment schedule. The remaining $0.4 million will be paid in equal monthly installments from April to July 2003. The settlement amount was less than the amounts recorded by Allied Riser resulting in a gain of approximately $5.7 million recorded in December 2002.

Vendor Claims and Disputes

One of the Company's subsidiaries, Allied Riser Operations Corporation, is involved in a dispute with its former landlord in Dallas, Texas. On July 15, 2002, the landlord filed suit in the 193rd District Court of the State of Texas alleging that Allied Riser’s March 2002 termination of its lease with the landlord resulted in a default under the lease. The Company believes, and Allied Riser Operations Corporation has responded, that the termination was consistent with the terms of the lease. Although the suit did not specify damages, the Company estimates, based upon the remaining payments under the lease and assuming no mitigation of damages by the landlord, that the amount in controversy may total approximately $2.5 million. The Company has not recognized a liability for this dispute and intends to vigorously defend its position.

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

On March 19, 2003, PSINet Liquidating LLC filed a motion in the United States Bankruptcy Court for the Southern District of New York seeking an order instructing the Company to return certain equipment and to cease using certain equipment. The motion relates to the asset purchase agreement under which the Company purchased through the bankruptcy process certain assets from the estate of PSINet, Inc. The PSINet estate is alleging that the Company failed to make available for pick-up and failed to return all of the equipment that it was obligated to return under the terms of the asset purchase agreement and that the Company is in some cases making use of that equipment in violation of the agreement. On May 7, 2003 the Company and PSINet agreed on a mechanism for identifying equipment that still must be returned and determining the compensation for any unreturned equipment.  The agreement has been presented to the bankruptcy court but has not yet been finalized and approved.  The Company has not recognized a liability for this dispute since the proposed agreement has not been finalized and approved.  The settlement agreement, as proposed, contemplates the Company funding a $600,000 escrow account related to this matter.

Note Holder’s Claims and Settlement Agreement

On December 6, 2001, certain holders of Allied Riser’s 7.50% Convertible Subordinated Notes due 2007 filed suit in Delaware Chancery Court against Allied Riser and its board of directors. The suit alleged, among other things, breaches of fiduciary duties and default by Allied Riser under the indenture related to the notes, and requested injunctive relief to prohibit Allied Riser’s merger with Cogent. On January 31, 2002, the Court denied a motion by the plaintiffs to preliminarily enjoin the merger. On July 23, 2002, the plaintiffs filed a motion for partial summary judgment in which they alleged that the merger was a “change of control” as defined by the indenture governing the Allied Riser notes. On November 7, 2002, the Court issued a ruling determining that there had not been a “change of control,” as defined in the indenture and denying the motion. In March 2003, the Company and Allied Riser reached an agreement with plaintiffs to settle the litigation and to exchange shares of the Company’s preferred stock and cash with the noteholders in return for their Allied Riser notes. The Delaware Chancery Court case was dismissed on March 7, 2003.

The settlement and exchange resulted from negotiations that began in November 2002. In December 2002, Cogent, Allied Riser and the plaintiffs entered into a non-binding letter agreement setting out the terms of the settlement and repurchase of the notes. The final agreements were executed with the holders of approximately $107 million in face value of the Allied Riser notes. Under the agreement to repurchase the notes, the noteholders surrendered to Allied Riser all of the notes that they held, including accrued and unpaid interest thereon, in exchange for an aggregate cash payment by Allied Riser in the amount of $5.0 million and an aggregate 3,426,293 shares of series D preferred stock and 3,426,293 shares of series E preferred stock. Under the agreement to settle the litigation, the noteholders caused the litigation to be dismissed and delivered to the Company, Allied Riser and certain former directors of Allied Riser a general release in exchange for an aggregate cash payment by Allied Riser of $4.9 million and a general release from the Company, Allied Riser and certain former Allied Riser directors. Cogent’s stockholders approved the issuance of the series D and series E preferred stock in February 2003 and the final step in the settlement and repurchase occurred on

March 7, 2003 when the judge in the case entered the order dismissing the case with prejudice.

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

For the year ending March 31,
2004	$17,396
2005	16,780
2006	14,057
2007	10,804
2008	7,317
Thereafter	34,229
$100,583

Rent expense, net of sublease income, for the three months ended March 31, 2002 and March 31, 2003 was approximately $0.8 million and $0.5 million, respectively.

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

Future minimum obligations as of March 31, 2003, related to these arrangements are as follows (in thousands):

Year ending March 31,
2004	$5,718
2005	3,507
2006	3,577
2007	3,649
2008	3,721
Thereafter	47,372
$67,544

9.             Stockholders’ equity:

At March 31, 2003, the Company has authorized 21,100,000 shares of $0.001 par value common stock, 26,000,000 shares of Series A Convertible Preferred Stock (“Series A”),  20,000,000 shares of Series B Convertible Preferred Stock (“Series B”),  52,137,463 shares of Series C Participating Convertible Preferred Stock (“Series C”), 3,426,293 shares of Series D Convertible Preferred Stock, 3,426,293 shares of Series E Convertible Preferred Stock , and 1,250,000 of authorized but unissued and undesignated preferred stock.

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

In July 2000, the Company issued 19,809,783 shares of Series B preferred stock for net proceeds of approximately $90.0 million. The Series B contains voting rights at one vote per share equal to the number of shares of common stock into which the Series B shares can be converted. The Series B is senior to the common stock and includes a stated liquidation preference of the original purchase price of $4.55 per share plus interest at the three-month LIBOR rate plus a stated percentage. Each share of Series B is convertible, at any time, at the option of the holder into shares of common stock at the rate of 1.2979 shares of common stock for each ten shares of Series B, subject to adjustment, and automatically converts under certain conditions, as noted below. In August 2002, a holder of 439,560 shares of Series B preferred stock originally purchased for approximately $2.0 million, elected to convert their 439,560 Series B shares into 57,050 shares of common stock. In February 2003 a holder of 7,692 shares of series B preferred stock returned its shares to the Company for no consideration.

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

In October 2001, the Company issued 49,773,402 shares of series C preferred stock for net proceeds of approximately $61.3 million. The Series C contains voting rights at one vote per share equal to the number of shares into which the Series C can be converted. Upon liquidation, as defined, holders of series C preferred stock are entitled to receive certain preferences to holders of common stock. In the event of a liquidation, before holders of common stock receive any distribution, holders of Series C will receive a stated liquidation preference of an amount equal to the greater of (i) $2.0091 or (ii) $1.2467 per share plus interest at the three-month LIBOR rate plus a stated percentage.

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

Holders of Series C shall be entitled to receive, as declared, cash dividends at a rate of 8% of the original Series C  purchase price per annum. Any partial payment will be made ratably among the holders of series C preferred stock. Except for acquisitions of common stock pursuant to agreements which permit the Company to repurchase such shares at cost upon termination of services to the Company or acquisitions of common stock in exercise of the Company’s right of first refusal to repurchase such shares, the Company may not declare any dividends or make any other distribution on any other stock, called junior stock (Series A, Series B and common stock), until all dividends on the Series C have been paid. If dividends are paid on any junior stock, the Company shall pay an additional dividend on all outstanding shares of Series C in an amount per share equal (on an as-if-converted to common stock basis) to the amount paid or set aside for each share of junior stock. Series C preferred stock may be converted to common stock at any time. Each share of Series C is convertible into shares of common stock at the rate of one share of common stock for each ten shares of Series C, subject to adjustment.

In February 2003, the Company amended its articles of incorporation and authorized the increase in its preferred stock (“Additional Preferred Stock”). The Additional Preferred Stock includes, 3,426,293 shares of series D convertible preferred stock (“Series D”), 3,426,293 shares of series E convertible preferred stock (“Series E”), and 1,250,000 of authorized but unissued and undesignated preferred stock. The Additional Preferred stock was approved in connection with the settlement of certain litigation with the holders of subordinated convertible notes of Allied Riser. (See Note 7). The Series D  is pari-passu in all economic respects, including liquidation preference, rights to dividends, conversion, adjustments and dilution protection, to the Series C. Series E is pari-passu in all economic respects to the Series C except with respect to liquidation preference in which case the Series E is pari-passu with the Series A and the Series B.

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

If the Company issues or sells additional shares of common stock for a price which is less than the applicable conversion prices of the various series of preferred stock, then the conversion prices shall be reduced to prices calculated as prescribed by the Company’s certificate of incorporation.

Warrants and options

In June 2001, the Company borrowed $29.0 million of working capital loans under the March 2001 credit facility. Warrants to purchase the Company’s common stock were issued in connection with these working capital loans. The warrant exercise price was based upon the most recent significant equity transaction, as defined. This borrowing resulted in granting Cisco Capital warrants for 86,625 shares of the Company’s common stock. In connection with the October 2001 credit facility, the Company issued Cisco Capital warrants for an additional 623,591 shares of its common stock. All warrants are exercisable for eight years from the grant date at exercise prices ranging from $12.47 to $30.44 per share, with a weighted-average exercise price of $18.10. These warrants have been valued at approximately $8.3 million using the Black-Scholes method of valuation and are recorded as deferred financing costs and stock purchase warrants in the accompanying consolidated balance sheets using the following assumptions—average risk free rates of 4.5 to 5.8 percent, estimated fair values of the Company’s common stock of $11.25 to $40.95, expected lives of 8 years and expected volatility of 90%. The deferred financing costs are being amortized to interest expense over the term of the credit facility.

In connection with the February 2002 merger with Allied Riser, the Company assumed warrants issued by Allied Riser that convert into approximately 144,725 shares of the Company’s common stock. All warrants are exercisable at exercise prices ranging from $0 to $475 per share These warrants have been valued at approximately $0.8 million using the Black- Scholes method of valuation and are recorded as stock purchase warrants in the accompanying consolidated balance sheets using the following assumptions—average risk free rates of 4.7 percent, estimated fair values of the Company’s common stock of $5.32, expected lives of 8 years and expected volatility of 207.3%.

Options for 120,000 shares of common stock were issued to certain FNSI vendors and were valued at $52,000 using the Black-Scholes method of valuation using the following assumptions: an average risk-free rate of 3.5 percent, a dividend yield of 0 percent, an expected life of 10.0 years and an expected volatility of 163 percent.

10.          Related party:

The Company’s headquarters is located in an office building owned by an entity controlled by the Company’s Chief Executive Officer. The Company paid this entity rent of $0.1 million for the three months ended March 31, 2002 and $0.1 million for the three months ended March 31, 2003.

ITEM 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As we began to serve customers, we began to incur additional elements of network operations costs, including building access agreement fees, network maintenance costs, circuit costs and transit costs. Transit costs include the costs of transporting our customers’ Internet traffic to and from networks that compose the Internet and with which we do not have a direct settlement-free peering agreement. Circuit costs include the costs of connections provided by leased circuits obtained from telecommunications carriers (primarily local telephone companies).

Breach of Cisco Credit Facility Covenant.  We have breached the minimum revenue covenant and minimum cash reserves covenant contained in our credit facility from Cisco Systems Capital Corporation. This default permits Cisco Capital, if it wishes, to accelerate and require us to pay the approximately $262.7 million we owed Cisco Capital as of March 31, 2003. Should Cisco Capital accelerate the due date of our indebtedness we would be unable to repay it. If it accelerates the indebtedness, Cisco Capital could make use of its rights as a secured lender to take possession of all of our assets. In that event we may be forced to file for bankruptcy protection. We are currently in active discussions with Cisco Capital to restructure the Company’s debt.

Merger with Allied Riser Communications Corporation and Listing as a Public Company.  On August 28, 2001, we entered into an agreement to merge with Allied Riser Communications Corporation (“Allied Riser”). Allied Riser provided broadband data, voice and video communication services to small- and medium-sized businesses located in selected buildings in North America, including Canada. Upon the closing of the merger on February 4, 2002, we issued approximately 2.0 million shares, or 13.4% of our common stock, on a fully diluted basis, to the existing Allied Riser stockholders and became a public company listed on the American Stock Exchange. The merger agreement required Cogent to assume the outstanding obligations of Allied Riser as of the closing date. The acquisition of Allied Riser provided us with necessary in-building networks as well as pre-negotiated building access rights with building owners and real estate investment trusts across the United States and in Toronto, Canada and the operations of Shared Technologies of Canada (“STOC”).  STOC provides voice and data services in Toronto, Canada. The acquisition enabled us to accelerate our business plan and increase our footprint in the markets we serve.

Acquisition of PSINet assets.  On April 2, 2002, we closed our transaction to purchase certain assets of PSINet, Inc. Pursuant to the asset purchase agreement approved on March 27, 2002 by the bankruptcy court overseeing the PSINet bankruptcy, we acquired certain of PSINet’s assets and assumed certain liabilities related to its operations in the United States for a total of $9.5 million in cash. The assets included certain of PSINet’s accounts receivable and certain intangible assets including settlement-free peering rights, customer contracts and the PSINet trade name. Assumed liabilities included certain leased circuit commitments, facilities leases, customer contractual commitments and co-location arrangements. This acquisition added a new element to our operations in that in addition to our current high-speed on net Internet access business, we are now operating a more traditional off net Internet service provider business, with lower speed connections provided by leased circuits obtained from telecommunications carriers (primarily local telephone companies). The PSINet acquisition provided us with a revenue stream from a set of products that we believe complement our on net Internet connectivity services and allow us to utilize more fully our inter-city network. We plan to build on the PSINet brand name, which we believe is one of the most recognizable ISP names in the country. Under the PSINet label, we will continue offering PSINet services, including off net Internet connectivity.

Acquisition of Fiber Network Solutions Inc. (“FNSI”) Assets.  In February 2003, we acquired certain assets of FNSI in exchange for the issuance of options for 120,000 shares of our common stock and our agreement to assume certain of FNSI’s liabilities. The acquired assets include FNSI’s customer contracts and accounts receivable. Assumed liabilities include certain accounts payable, facilities leases, customer contractual commitments, capital lease and note obligations. This acquisition added to our more traditional Internet service provider business, using lower speed connections provided by leased circuits obtained from telecommunications carriers. We believe that the FNSI acquisition has provided us with a revenue stream from a set of products that complement our PSINet service.

Results of Operations

Three months ended March 31, 2003 compared to the three months ended March 31, 2002

Net Service Revenue.  Net service revenue for the three months ended March 31, 2002 was $3.5 million compared to $14.2 million for the three months ending March 31, 2003. The increase in net service revenue is attributable to the increase in customers purchasing our service offerings including the customers acquired in the PSINet, Allied Riser and FNSI acquisitions.  Revenue related to the acquired assets of PSINet and FNSI and the merger with Allied Riser have been included in the consolidated statements of operations from the dates of acquisition. The Allied Riser merger closed on February 4, 2002. The PSINet acquisition closed on April 2, 2002. The FNSI acquisition closed on February 28, 2003.

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

The cost of network operations was $6.9 million for the three months ended March 31, 2002 compared to $10.7 million for the three months ended March 31, 2003. The increase was primarily due to an increase in the number of leased network facilities, circuit fees commencing in April 2002 related to the PSINet customers acquired, an increase in transit charges associated with an increase in network traffic, an increase in headcount, and an increase in the number of building access agreements and the related fees, including the building access agreements acquired in the February 2002 Allied Riser merger. We believe that the cost of network operations will increase as we continue to, acquire additional office building access agreements and service an increasing number of customers.

Selling, General, and Administrative Expenses.  Selling, general and administrative expenses, or SG&A, primarily include salaries and related administrative costs. SG&A increased to $7.2 million for the three months ended March 31, 2003 from $6.6 million for the three months ended March 31, 2002. SG&A for the three months ended March 31, 2002 and March 31, 2003 includes approximately $0.6 million and $0.8 million, respectively, of amortization of deferred compensation. SG&A for the three months ended March 31, 2002 and March 31, 2003 includes approximately $0.2 million and $0.5 million, respectively, of bad debt expense. SG&A expenses increased primarily from an increase in activities required to support the increase in customers and expanding operations. We capitalize the salaries and related benefits of employees directly involved with our construction activities. We began capitalizing these costs in July 2000 and will continue to capitalize these costs while our network is under construction. We capitalized $1.3 million of these costs for the three months ended March 31, 2002 and $0.9 million for the three months ended March 31, 2003.We believe that SG&A expenses will continue to increase primarily due to costs required to support our expanded operations and increase in customers.

Settlement of Noteholder Litigation and Gain on Note Exchange.  In January 2003, the Company, Allied Riser and the holders of approximately $107 million in face value of the Allied Riser notes entered into an exchange agreement and a settlement agreement. Pursuant to the exchange agreement, these Allied Riser noteholders surrendered to Allied Riser their notes, including accrued and unpaid interest thereon, in exchange for a cash payment of approximately $5.0 million, 3,426,293 shares of the Company’s series D preferred stock and 3,426,293 shares of series E preferred stock. Under the exchange agreement the series D and series E shares were valued at the Company’s series C preferred stock valuation of approximately $1.25 per share. Pursuant to the settlement agreement, the Allied Riser noteholders dismissed their litigation with prejudice in exchange for a cash payment of approximately $4.9 million. These transactions closed in March 2003 when the agreed amounts were paid and the series D and series E preferred shares were issued. This settlement and exchange eliminated the approximately $107 million principal payment obligation due in June 2007, interest accrued since the December 15, 2002 interest payment, all future interest payment obligations on these notes and settled the note holder litigation in exchange for the total cash payments of approximately $9.9 million and the issuance of preferred stock. This preferred stock is convertible into approximately 4.2% of the Company’s fully diluted common stock.

As of December 31, 2002, the Company had accrued the amount payable under the settlement agreement, net of the recovery of $1.5 million under its insurance policy. This resulted in a net expense of $3.5 million recorded in 2002. The $4.9 million payment under the settlement agreement was made in March 2003. The Company received the $1.5 million recovered under the Company’s insurance policy in April 2003.  As a result, a $1.5 million receivable was recorded in prepaid and other current assets at March 31, 2003.

The exchange agreement resulted in a gain of approximately $24.8 million recorded during the three months ended March 31, 2003.  The gain resulted from the difference between the $36.5 million net book value of the notes ($106.7 face value less the related unamortized discount of $70.2 million) and $2.0 million of accrued interest and the consideration of approximately $5.0 million in cash and the $8.5 million estimated fair market value  for the series D and series E preferred stock less approximately $0.2 million of transaction costs.

Depreciation and Amortization.  Depreciation and amortization expense increased to $11.2 million for the three months ended March 31, 2003 from $6.7 million for the three months ended March 31, 2002. These expenses include the depreciation of our property and equipment and the amortization of our IRUs and intangible assets. Amortization expense related to intangible assets for the three months ended March 31, 2002 and March 31, 2003 was approximately $1.0 million and $2.3 million, respectively. Depreciation expense increased because we had more capital equipment and IRUs in service in 2003 than in the same period in 2002. We begin to depreciate our capital assets once the related assets are placed in service. We believe that future depreciation and amortization expense will continue to increase due to the acquisition of additional network equipment, existing equipment being placed in service, and the amortization of our capital lease IRUs.

Interest Income and Expense.  Interest income decreased to $0.4 million for the three months ended March 31, 2003 from $1.3 million for the three months ended March 31, 2002. Interest income relates to interest earned on our marketable securities including money market accounts, certificates of deposit and commercial paper. The reduction in interest income resulted from a decrease in marketable securities and a reduction in interest rates.

Interest expense increased to $8.4 million for the three months ended March 31, 2003 from $7.1 million for the three months ended March 31, 2002. Interest expense includes interest charged on our credit facility, capital lease agreements, the Allied Riser convertible subordinated notes and the amortization of deferred financing costs. The increase in interest expense resulted from an increase in borrowings under our credit facility, an increase in the number of capital leases and the interest expense associated with the Allied Riser convertible subordinated notes and was partially offset by a reduction in interest rates. We began borrowing under our credit facility in August 2000 and had borrowed $262.7 million at March 31, 2003. We capitalized $0.1 million of interest expense for the three months ended March 31, 2003 and $0.2 million for the three months ended March 31, 2002. The reduction in capitalized interest resulted from a reduction in the dollar value of our network under construction during the period and a reduction in interest rates. We began capitalizing interest in July 2000 and will continue to capitalize interest expense while our network is under construction. Borrowings under the credit facility accrue interest at the three-month LIBOR rate, established at the beginning of each calendar quarter, plus a stated margin. We believe that future interest expense will decrease due to the exchange of approximately $107 million of the $117 million face value Allied Riser notes for cash and preferred stock discussed above.

Income Taxes.  We recorded no income tax expense or benefit for the three months ended March 31, 2003 or the three months ended March 31, 2002. Due to the uncertainty surrounding the realization of our net operating losses and our other deferred tax assets, we have recorded a valuation allowance for the full amount of our net deferred tax asset. For federal and state tax purposes, our net operating loss carry-forwards could be subject to certain limitations on annual utilization if certain changes in ownership were to occur as defined by federal and state tax laws. For federal and state tax purposes, our net operating loss carry-forwards acquired in the Allied Riser merger will be subject to certain limitations on annual utilization due to the change in ownership as defined by federal and state tax laws. Should we achieve profitability, our net deferred tax assets may be available to offset future income tax liabilities.

Earnings Per Share.  Basic and diluted net (loss) per common share applicable to common stock was $(6.81) for the three months ended March 31, 2002.  Basic net income per common share was $0.55 for the three months ended March 31, 2003 and diluted net income per common share was $0.14 for the three months ended March 31, 2003.  The basic weighted-average shares of common stock outstanding increased to 3,483,838 shares for the three months ended March 31, 2003 from 2,637,951 shares for the three months ended March 31, 2002, due primarily to the issuance of approximately 2.0 million shares of common stock to the Allied Riser shareholders on February 4, 2002. Diluted weighted-average shares of common stock outstanding were 13,845,149 shares for the three months ended March 31, 2003 and includes the dilutive effect of the Company’s outstanding options, warrants and preferred stock.  The Allied Riser merger resulted in an extraordinary gain of $4.5 million, or $1.72 per common share for the three months ended March 31, 2002. The loss per common share, excluding the impact of the extraordinary gain, was ($8.52) for the three months ended March 31, 2002.

For the three months ended March 31, 2002 the following securities were not included in the computation of earnings per share as they are anti-dilutive: options to purchase 1,137,482 shares of common stock at a weighted-average exercise price of $5.09 per share, 95,583,185 shares of preferred stock, which were convertible into 10,148,309 shares of common stock, warrants for 813,991 shares of common stock and 244,828 shares of common stock issuable on the conversion of the Allied Riser convertible subordinated notes. For the three months ended March 31, 2003 the following securities were not included in the computation of earnings per share as they are anti-dilutive: options to purchase 985,522 shares of common stock at a weighted-average exercise price of $4.41 per share, warrants for 760,476 shares of common stock at a weighted average exercise price of  $17.65 per share and 182,745 weighted average shares of common stock issuable on the conversion of the Allied Riser convertible subordinated notes.

Liquidity and Capital Resources

Since inception, we have primarily funded our operations and capital expenditures through private equity financing, capital lease obligations and equipment financing arrangements. As of March 31, 2003, we have raised $177 million of private equity funding, obtained a credit facility which allowed borrowings of up to $409.0 million, of which $262.7 million was outstanding, have capital lease obligations outstanding of approximately $60.0 million, and have approximately $10.2 million face value outstanding on the Allied Riser convertible subordinated notes. At March 31, 2003, our current cash and cash equivalents position and short-term investments totaled $17.1 million.

Going Concern, Covenant Violations and Managements Plans.  Our credit facility with Cisco Systems Capital Corporation requires compliance with certain financial and operational covenants. Our net revenues for the fourth quarter of 2002 and first quarter of 2003 were insufficient to meet the covenant related to minimum net revenues. Additionally, we did not meet the minimum cash reserves covenant as of March 31, 2003.  As a result, we are in default under the credit facility and payment of our outstanding borrowing of approximately $262.7 million at March 31, 2003, can be accelerated by Cisco Capital and made immediately due and payable. Accordingly, the credit facility borrowings are recorded as current liabilities on the accompanying consolidated balance sheets. Our fiscal 2003 business plan contemplated receiving an additional $25 million of working capital under the credit facility that was to become available in $5.0 million monthly increments from May 2003 until September 2003. As a result of the default, we are no longer entitled to these funds. Cisco Capital has indicated that it will not loan additional working capital to us. Our cash and short-term investments were approximately $17.1 million at March 31, 2003, which is substantially less than the amount outstanding under the credit facility.

The Company is currently in negotiations with Cisco Capital to restructure the credit facility. Discussions center around reducing the amount of the debt and altering repayment terms in exchange for a cash payment and preferred stock, but no agreement has yet been reached. Such a restructuring would require the Company to raise additional capital, which may not be available on terms acceptable to the Company. The Company is also in discussions with its current shareholders and other potential investors to raise additional capital. The outcome of these discussions is dependent upon the outcome of the Company’s ability to reach a settlement with Cisco Capital. It is likely that any additional capital raised will only be available on terms that will substantially dilute the current equity of the Company. There can be no assurance that the negotiations with Cisco Capital will result in a restructuring on terms acceptable to the Company and its current and potential future investors or that the Company would be able to secure additional capital. Should these negotiations fail, the Company will be required to pursue alternative strategies likely to include reductions in operating costs, a reduction in the Company’s expansion plans, and potentially, the filing for bankruptcy protection.

We have entered into account control agreements with Cisco Capital on our cash and investment accounts. These agreements provide Cisco Capital with a security interest in these funds and the right to assume exclusive control over all of our cash and short-term investments. Cisco Capital has not acted on these agreements. However, should Cisco Capital enforce its rights under these arrangements, our ability to fund operations will become immediately dependent upon Cisco Capital’s willingness to release these funds.

Settlement with Allied Riser Note Holders.  In January 2003, we entered into settlement and exchange agreements with the holders of approximately $107 million of face value of Allied Riser’s $117 million convertible subordinated notes. Pursuant to the exchange agreement, the note holders agreed to surrender their notes including accrued and unpaid interest in exchange for a cash payment of approximately $5.0 million and the issuance of 3,426,293 shares of series D preferred stock and 3,426,293 shares of series E preferred stock. Pursuant to the settlement agreement, the note holders agreed to dismiss with prejudice their litigation against Allied Riser, in exchange for a cash payment of approximately $4.9 million and a general release from us, Allied Riser, and certain former Allied Riser directors. These transactions closed in March 2003 when the approximately $9.9 million was paid and the preferred shares were issued. These settlement and exchange agreements eliminated approximately $107 million principal payment obligation due in June 2007, interest accrued at a 7.5 percent annual rate since the last interest payment made on December 15, 2002, the future semi-annual interest payment obligations on these notes, and the note holder litigation in exchange for cash payments totaling $9.9 million and the issuance of preferred stock convertible into approximately 4.2% of the Company’s fully diluted common stock. After the exchange, approximately $10.2 million of Allied Riser notes remain outstanding.

Net Cash Used in Operating Activities.  Net cash used in operating activities was $14.9 million for the three months ended March 31, 2003 as compared to a use of $9.7 million for the three months ended March 31, 2002. The net loss was $18.0 million for the three months ended March 31, 2002 compared to net income of $1.9 million for the three months ended March 31, 2003. The net income for the three months ended March 31, 2003 includes a gain of $24.8 million related to the exchange of approximately $107 million face value Allied Riser subordinated convertible notes for cash and preferred stock. The net loss for the three months ended March 31, 2002 includes an extraordinary gain of $4.5 million related to the Allied Riser merger. Depreciation and amortization was of $11.8 million for the three months ended March 31, 2003, and $7.5 million for the three months ended March 31, 2002. Changes in assets and liabilities resulted in an increase to operating  cash of $3.4 million for the three months ended March 31, 2002. Changes in assets and liabilities resulted in a decrease in operating cash of $6.0 million for the three months ended March 31, 2003.

Net Cash Used in Investing Activities.  Net cash from investing activities was a negative $14.0 million for the three months ended March 31, 2003 as compared to a positive $51.7 million for the three months ended March 31, 2002. Purchases of property and equipment were $13.1 million for the three months ended March 31, 2003 and $13.6 million for the three months ended March 31, 2002. Purchases of short-term investments were $0.9 million for the three months ended March 31, 2003 and $2.2 million for the three months ended March 31, 2002. Investing activities for the three months ended March 31, 2002 included $3.0 million paid as a deposit related to the acquisition of certain assets of PSINet and $70.4 million of cash and cash equivalents acquired in the February 4, 2002 Allied Riser merger.

Net Cash Provided by Financing Activities.  Financing activities provided net cash of $2.1 million for the three months ended March 31, 2003 compared to $7.1 million for the three months ended March 31, 2002. We received proceeds from borrowing under our credit facility of $7.9 million for the three months ended March 31, 2003 and $7.7 million for the three months ended March 31, 2002. For the three months ended March 31, 2003 and March 31, 2002, we also borrowed $4.5 million and $2.9 million, respectively, to fund interest and fees related to our credit facility. The liquidation preference at March 31, 2003, of all classes of our preferred stock, was approximately $242 million. Principal repayments of capital lease obligations were $0.8 million and $0.6 million for the years ended March 31, 2003 and March 31, 2002, respectively. Financing activities for the three months ended March 31, 2003 included a $5.0 million payment related to the exchange of certain Allied Riser subordinated convertible notes discussed above.

Credit Facility.  In October 2001, we entered into an agreement with Cisco Capital under which Cisco Capital agreed to enter into the $409.0 million credit facility with us. This credit facility replaced our previous $310.0 million credit facility with Cisco Capital. The credit facility provided for the financing purchases of up to $270 million of Cisco network equipment, software and related services, the funding of up to $64 million of working capital, and funding up to $75 million of interest and fees related to the credit facility. On November 6, 2002, the credit facility was amended to modify certain provisions and covenants that are described below.

As discussed above, we breached certain of the credit facility’s financial covenants. As a result, we are in default under the credit facility and the outstanding balance of approximately $262.7 million at March 31, 2003, can be accelerated by Cisco Capital and made immediately due and payable.

The following describes the terms of the credit facility without respect to the default:

Borrowings may be prepaid at any time without penalty and are subject to mandatory prepayment based upon excess cash flow or upon the receipt of a specified amount from the sale of our securities, each as defined. Principal payments begin in March 2005. Borrowings accrue interest at the three-month LIBOR rate, established at the beginning of each calendar quarter, plus a stated margin. The margin is dependent upon our leverage ratio, as defined, and may be reduced. Interest payments are deferred and begin in March 2006. The weighted-average interest rates on all borrowings for the three months ended March 31, 2002 and March 31, 2003, were approximately 6.6 percent and 6.5 percent respectively. Borrowings are secured by a pledge of all of the assets and common stock of Cogent Communications, Inc. (“Cogent”). The credit facility includes restrictions on Cogent’s ability to transfer assets to its parent, Cogent Communications Group, Inc., except for certain operating liabilities. Cogent Communications Group, Inc. has guaranteed Cogent’s obligations under the credit facility.

Borrowings under the credit facility for the purchase of products and working capital are available until December 31, 2004. Borrowings under the credit facility for the funding of interest and fees are available until December 31, 2005. The credit facility matures on December 31, 2008. At March 31, 2003, there were $198.0 million of equipment loans, $39.0 million of working capital loans and $25.8 million of interest and fee loans outstanding.

For loans outstanding prior to entering into the October 2001 credit facility, the applicable interest rate is 90 day LIBOR, or the London Interbank Offer Rate, plus 4.5% per annum. For loans issued after entering into the October 2001 credit facility, the applicable interest rate is 90 day LIBOR plus a margin ranging from 6.5% currently, down to 2.0%, depending upon our EBITDA—or earnings before interest, taxes, depreciation and amortization—and leverage ratio—or our ratio of consolidated funded debt to EBITDA.

In connection with the credit facility, we granted to Cisco warrants that permit Cisco Capital to acquire up to 5% of our fully diluted common stock. These warrants for 710,216 common shares are exercisable for eight years from the grant date at exercise prices ranging from $12.47 to $30.44 per share, with a weighted-average exercise price of $18.10.

In connection with the merger with Allied Riser, the acquisition of certain assets of PSINet, and in November 2002, certain of the credit facility’s covenants were renegotiated. The current covenants include the following:

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

Product and Service Agreement with Cisco Systems.  We have entered into an agreement with Cisco Systems, Inc. (“Cisco”) for the purchase of a total of $270.0 million of networking equipment for our network. Under this Cisco supply agreement, we are obligated to purchase all of our networking equipment from Cisco until September 2003 and specified amounts through December 2004 unless Cisco cannot offer a competitive product at a reasonable price and on reasonable terms. If another supplier offers such products with material functionality or features that are not available from Cisco at a comparable price, we may purchase those products from the other supplier, and such purchases will not be included in determining our compliance with Cisco minimum purchase obligations. The majority of our network equipment has been obtained from Cisco.

The Cisco supply agreement provides for certain discounts against the list prices for Cisco equipment. The agreement also requires us to meet certain minimum purchase requirements each year during the four-year initial term of the agreement, provided that Cisco is not in default under the credit facility. We have satisfied the minimum requirement through December 31, 2002. For 2003 and 2004, we must meet minimum purchase requirements of $42.4 million and $45.5 million, respectively. In addition, we purchase from Cisco technical support and assistance with respect to the Cisco hardware and software purchased under the supply agreement. As of March 31, 2003, we had purchased approximately $198.0 million towards this commitment. As a result of the default and the related settlement discussions with Cisco Capital described in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Going Concern, Covenant Violation and Management Plans, we expect that the Company’s arrangement with Cisco with respect to networking equipment purchases will be significantly altered.

As of March 31, 2003, our contractual cash obligations are as follows:

	Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(in thousands)
Contractual Cash Obligations
Long term debt (a)	$272,900	$262,709	$—	$10,191	$—
Capital lease obligations	109,140	7,915	13,258	11,235	76,732
Operating leases	168,127	23,114	37,921	25,491	81,601
Unconditional purchase obligations	118,382	44,204	48,739	3,239	22,200
Total contractual cash obligations	$668,549	$337,942	$99,918	$50,156	$180,533

(a)                                  reflects the default on the credit facility requiring the obligation to be classified as current

Future Capital Requirements.  Our future capital requirements will depend on a number of factors, including our success in increasing the number of customers using our services and the number of buildings we serve, regulatory changes, competition, technological developments, potential merger and acquisition activity and the economy’s ability to recover from the recent downturn. In order to be in a position to fund our operations through 2003, we will need to come to a satisfactory settlement with Cisco Systems Capital Corporation with respect to our default under the credit agreement. We anticipate that in connection with any such settlement, we will need to raise additional capital. We are currently in negotiations with Cisco Capital regarding such a settlement and with certain of our preferred stockholders regarding raising additional capital. Additionally, even if we settle with Cisco Capital, until we can generate sufficient levels of cash from our operations, we will continue to rely on equity financing to satisfy our cash needs. We cannot assure you that this financing will be available on terms favorable to us or our stockholders, or at all. Insufficient funds may require us to delay or scale back the number of buildings that we serve or require us to restructure our business. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders may result.

As described elsewhere in this report, we have violated debt covenants.  Accordingly, we are in default under the credit facility and the outstanding balance of approximately $262.7 million at March 31, 2003, may be accelerated by Cisco Capital and made immediately due and payable. Because of the default we are not entitled to additional borrowings.

We may elect to purchase or otherwise retire the remaining $10.2 million face value of Allied Riser notes with cash, stock or assets from time to time in open market or privately negotiated transactions, either directly or through intermediaries where we believe that market conditions are favorable to do so. Such purchases may have a material effect on our liquidity, financial condition and results of operations.

We are subject to claims and lawsuits arising in the ordinary course of business. Management believes that the outcome of any such proceedings to which we are a party will not have a material adverse effect on us.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which is effective for fiscal years beginning after June 15, 2002. The statement provides accounting and reporting standards for recognizing obligations related to asset retirement costs associated with the retirement of tangible long-lived assets. Under this statement, legal obligations associated with the retirement of long-lived assets are to be recognized at their fair value in the period in which they are incurred if a reasonable estimate of fair value can be made. The fair value of the asset retirement costs is capitalized as part of the carrying amount of the long-lived asset and expensed using a systematic and rational method over the assets’ useful life. Any subsequent changes to the fair value of the liability will be expensed. The adoption of this statement on January 1, 2003 did not have a material impact on our operations or financial position.

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

•                                          We establish a valuation allowance for collection of doubtful accounts and other sales credit adjustments. Valuation allowances for sales credits are established through a charge to revenue, while valuation allowances for doubtful accounts are established through a charge to selling, general and administrative expenses. We assess the adequacy of these reserves monthly by evaluating general factors, such as the length of time individual receivables are past due, historical collection experience, the economic and competitive environment, and changes in the credit worthiness of our customers. As considered necessary, we also assess the ability of specific customers to meet their financial obligations to us and establish specific valuation allowances based on the amount we expect to collect from these customers. We believe that our established valuation allowances were adequate as of December 31, 2002 and March 31, 2003. If circumstances relating to specific customers change or economic conditions worsen such that our past collection experience and assessment of the economic environment are no longer valid, our estimate of the recoverability of our trade receivables could be changed. If this occurs, we adjust our valuation allowance in the period the new information is known.

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

•                                            We estimated the fair market value of our preferred stock based upon our most recent preferred stock transaction.

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

•                                            We review our long-lived assets, including property and equipment, and intangible assets with definite useful lives to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”). SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” (“SFAS No. 121”). In accordance with implementation requirements, we implemented the provisions of SFAS No. 144 in 2002. Pursuant to SFAS No. 144, impairment is determined by comparing the carrying value of these long-lived assets to our best estimate of future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. We believe that no impairment existed under SFAS No. 144 as of December 31, 2002 and March 31, 2003. In the event that there are changes in the planned use of our long-lived assets or our expected future undiscounted cash flows are reduced significantly, our assessment of our ability to recover the carrying value of these assets under SFAS No. 144 could change.

Because management’s best estimate of undiscounted cash flows generated from these assets exceeds their carrying value for each of the periods presented, no impairment pursuant to SFAS No. 144 exists. However, because of the significant difficulties confronting the telecommunications industry, management believes that currently the fair value of our long-lived assets including our network assets and IRU’s are significantly below the amounts the Company originally paid for them.

•                                            We account for our business combinations pursuant to SFAS No. 141, “Business Combinations” (“SFAS No. 141”). Under SFAS No. 141 we allocate the cost of an acquired entity to the assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. Intangible assets are recognized when they arise from contractual or other legal rights or if they are separable as defined by SFAS No. 141. We determine estimated fair values using quoted market prices, when available, or the using present values determined at appropriate current interest rates. Consideration not in the form of cash is measured based upon the fair value of the consideration given.

•                                            We account for our intangible assets pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Under SFAS No. 142 we determine the useful lives of our intangible assets based upon the expected use of the intangible asset, contractual provisions, obsolescence and other factors. We amortized our intangible assets on a straight-line basis. We presently have no intangible assets that are not subject to amortization.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

All of our financial interests that are sensitive to market risk are entered into for purposes other than trading. Our primary market risk exposure is related to our marketable securities and credit facility. We place our marketable securities investments in instruments that meet high credit quality standards as specified in our investment policy guidelines. Marketable securities were approximately $21.4 million at March 31, 2003, $12.7 million of which are considered cash equivalents and mature in 90 days or less, $4.4 million are short-term investments consisting of certificates of deposit  and $4.3 million are deposits and other long-term assets and consist of commercial paper ($ 1.0 million) and a Canadian treasury bill ($ 3.3 million). Approximately $5.5 million of these investments are restricted for collateral against letters of credit totaling $5.6 million.

Our credit facility provides for secured borrowings at the 90-day LIBOR rate plus a specified margin based upon our leverage ratio, as defined in the agreement. The interest rate resets on a quarterly basis and was a weighted-average of 6.5% as of March 31, 2003. Interest payments are deferred and begin in 2005. Borrowings are secured by a pledge of all of our assets. The credit facility matures on December 31, 2008. Borrowings may be repaid at any time without penalty subject to minimum payment amounts.

As described elsewhere in this report, we have violated certain debt covenants under the credit facility. Accordingly, we are in default under the credit facility and the outstanding balance of approximately $262.7 million at March 31, 2003, may be accelerated by Cisco Capital and made immediately due and payable. Unless Cisco Capital agrees to waive the default, we are not entitled to additional borrowings. We do not anticipate that Cisco Capital will loan additional working capital to us.

If market rates were to increase immediately and uniformly by 10% from the level at March 31, 2003, the change to our interest sensitive assets and liabilities would have an immaterial effect on our financial position, results of operations and cash flows over the next fiscal year. A 10% increase in the weighted-average interest rate for the three months ended March 31, 2003 would have increased interest expense for the period by approximately $0.4 million.

ITEM 4.     CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Vendor Claims and Disputes

One of our subsidiaries, Allied Riser Operations Corporation, is involved in a dispute with its former landlord in Dallas, Texas. On July 15, 2002, the landlord filed suit in the 193rd District Court of the State of Texas alleging that Allied Riser’s March 2002 termination of its lease with the landlord resulted in a default under the lease. We believe, and Allied Riser Operations Corporation has responded, that the termination was consistent with the terms of the lease. Although the suit did not specify damages, we estimate, based upon the remaining payments under the lease and assuming no mitigation of damages by the landlord, that the amount in controversy may total approximately $2.5 million. The Company has not recognized a liability for this dispute and intends to vigorously defend its position.

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

On March 19, 2003 PSINet Liquidating LLC filed a motion in the United States Bankruptcy Court for the Southern District of New York seeking an order instructing the Company to return certain equipment and to cease using certain equipment. The motion relates to the asset purchase agreement under which the Company purchased through the bankruptcy process certain assets from the estate of PSINet, Inc. The PSINet estate is alleging that the Company failed to make available for pick-up and failed to return all of the equipment that it was obligated to return under the terms of the asset purchase agreement and that the Company is in some cases making use of that equipment in violation of the agreement. On May 7, 2003 the Company and PSINet agreed on a mechanism for identifying equipment that still must be returned and determining the compensation for any unreturned equipment.  The agreement has been presented to the bankruptcy court but has not yet been finalized and approved. The Company has not recognized a liability for this dispute since the proposed agreement has not been finalized and approved.  The settlement agreement as proposed contemplates the Company funding an $600,000 escrow account related to this matter.

Note Holders Claims and Settlement Agreement

On December 6, 2001, certain holders of Allied Riser’s 7.50% Convertible Subordinated Notes due 2007 filed suit in Delaware Chancery Court against Allied Riser and its board of directors. The suit alleged, among other things, breaches of fiduciary duties and default by Allied Riser under the indenture related to the notes, and requested injunctive relief to prohibit Allied Riser’s merger with Cogent. On January 31, 2002 the Court denied a motion by the plaintiffs to preliminarily enjoin the merger. On July 23, 2002, the plaintiffs filed a motion for partial summary judgment in which they alleged that the merger was a “change of control” as defined by the indenture governing the Allied Riser notes. On November 7, 2002, the Court issued a ruling determining that there had not been a “change of control,” as defined in the indenture and denying the motion. In March 2003, the Company and Allied Riser reached an agreement with plaintiffs to settle the litigation and to exchange shares of the Company’s preferred stock and cash with the noteholders in return for their Allied Riser notes. The Delaware Chancery Court case was dismissed on March 7, 2003.

The settlement and exchange resulted from negotiations that began in November 2002. In December 2002 Cogent, Allied Riser and the plaintiffs entered into a non-binding letter agreement setting out the terms of the settlement and repurchase of the notes. The final agreements were executed with the holders of approximately $107 million in face value of the Allied Riser notes. Under the agreement to repurchase the notes, the noteholders surrendered to Allied Riser all of the notes that they held, including accrued and unpaid interest thereon, in exchange for an aggregate cash payment by Allied Riser in the amount of $5.0 million and an aggregate 3,426,293 shares of series D preferred stock and 3,426,293 shares of series E preferred stock. Under the agreement to settle the litigation, the noteholders caused the litigation to be dismissed and delivered to the Company, Allied Riser and certain former directors of Allied Riser a general release in exchange for an aggregate cash payment by Allied Riser of $4.9 million and a general release from the

Company, Allied Riser and certain former Allied Riser directors. Cogent’s stockholders approved the issuance of the series D and series E preferred stock in February 2003 and the final step in the settlement and repurchase occurred on March 7, 2003 when the judge in the case entered the order dismissing the case with prejudice.

We are involved in other legal proceedings in the normal course of our business.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

At various times during the three months ended March 31, 2003, the Company granted to employees options to purchase an aggregate of 22,775 shares of Common Stock with a weighted average exercise price of $0.50 per share.

On February 28, 2003, in connection with the purchase of certain assets of Fiber Network Solutions Inc. that is described in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, General Overview, the Company granted to certain vendors of Fiber Network Solutions, Inc. options to purchase an aggregate of 120,000 shares of Common Stock with an exercise price of $0.45 per share. Because it did not involve a public offering, the grant of the options was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

On March 6, 2003, 3,426,293 shares of the Company’s Series D preferred stock and 3,426,293 shares of the Company’s Series E preferred stock were issued to the holders of Allied Riser’s 7.5% convertible subordinated notes in connection with the exchange and settlement that are described in Part 2, Item 1, Legal Proceedings.  In connection with the issuance of the Series D and Series E preferred stock, the Company amended and restated its Articles of Incorporation in order to provide for the rights and preferences related to the Series D and Series E preferred stock.  As a result of the amendment and restatement of the Company’s Articles of Incorporation and the issuance of the Series D and Series E preferred stock, the equity interests of the Company’s common stockholders and Series A, B and C preferred stockholders, as a percentage of the total number of shares of the Company’s common stock (assuming a conversion of all of the preferred stock), was diluted.  Additionally, as a result of the amendment and restatement of the Company’s Articles of Incorporation and the issuance of the Series D and Series E preferred stock, in the event of any dissolution, liquidation, or winding up of the Company, at least $6,884,000 will be paid in cash to the holders of the Series D preferred stock and at least $4,272,000 plus accrued interest will be paid in cash to the holders of the Series E preferred stock before any payment is made to the holders of the Company’s common stock.  At the option of the holders and in certain other circumstances, the shares of Series D preferred Stock are convertible into 342,629 shares of the Company’s common stock and the shares of Series E preferred Stock are convertible into 342,629 shares of the Company’s common stock.  Because it involved an exchange of securities with existing security holders where no commission or other remuneration was paid or given for soliciting the exchange, the issuance of the Series D and Series E preferred stock was exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

The Company is in default under its credit facility with Cisco Systems Capital Corporation and Cisco Capital can accelerate the loan payments and make the outstanding balance of approximately $262.7 million at March 31, 2003 immediately due and payable.  The Company is currently in settlement negotiations with Cisco Capital regarding the default. For more information relating to the default, see Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Going Concern, Covenant Violation and Management Plans.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On February 9, 2003 certain of the Company’s stockholders who held stock as of that date acted by written consent to amend the Company's certificate of incorporation in connection with the issuance of Series D and Series E preferred stock of the Company.  This preferred stock was issued to certain holders of notes of our subsidiary, Allied Riser Communications, Inc., under terms of a settlement of litigation and repurchase of the notes.  The settlement and repurchase is described in Part II, Item 1, Legal Proceedings.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)           Exhibits

Exhibit Number	Description

3.1

Third Amended and Restated Certificate of Incorporation of Cogent Communications Group, Inc. (previously filed as 3.1 to our Annual Report on Form 10-K filed on March 31, 2003, and incorporated herein by reference).

4.1

Second Amended and Restated Registration Rights Agreement, dated March 6, 2003 (previously filed as 4.2 to our Annual Report on Form 10-K filed on March 31, 2003, and incorporated herein by reference).

10.1

Settlement Agreement, dated as of March 6, 2003, between Cogent Communications Group, Inc., Allied Riser Communications Corporation and the several noteholders named therein (previously filed as 10.7 to our Annual Report on Form 10-K filed on March 31, 2003, and incorporated herein by reference).

10.2

Exchange Agreement, dated as of March 6, 2003, between Cogent Communications Group, Inc., Allied Riser Communications Corporation and the several noteholders named therein (previously filed as 10.8 to our Annual Report on Form 10-K filed on March 31, 2003, and incorporated herein by reference).

10.3

Closing Date Agreement, dated as of March 6, 2003, between Cogent Communications Group, Inc., Allied Riser Communications Corporation and the several noteholders named therein (previously filed as 10.17 to our Annual Report on Form 10-K filed on March 31, 2003, and incorporated herein by reference).

10.4

General Release, dated as of March 6, 2003, Cogent Communications Group, Inc., Allied Riser Communications Corporation and the several noteholders named therein (previously filed as 10.18 to our Annual Report on Form 10-K filed on March 31, 2003, and incorporated herein by reference).

(b)           Reports on Form 8-K

During the three months ended March 31, 2003, the Company filed two reports on Form 8-K containing the following information and filed on the following dates:

Date	Description
January 28, 2003

Current Report on Form 8-K dated January 28, 2003 and filed with the Commission on January 29, 2003, reporting under Item 9 the Company’s filing of a preliminary information statement on Schedule 14C with the Securities and Exchange Commission relating to the restatement of the Company’s certificate of incorporation in connection with the settlement and note exchange described in Part 2, Item 1, Legal Proceedings.

March 3, 2003

Current Report on Form 8-K dated and filed with the Commission on March 3, 2003, furnishing under Item 9 the press release announcing the acquisition of the internet service business of Fiber Network Solutions, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2003	Cogent Communications Group, inc.

By:
Name: David Schaeffer Title: Chairman of the Board and Chief Executive Officer

Date: May 15, 2003	By:
Name: Helen Lee Title: Chief Financial Officer

Date: May 15, 2003	By:
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

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

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

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

/s/ HELEN LEE
Name:	Helen Lee
Title:	Chief Financial Officer