Form 10-Q/A
period 2003-03-31
COGENT COMMUNICATIONS GROUP INC
filed 2003-05-15
CIK 1158324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

Date: May 15, 2003	Cogent Communications Group, inc.

	By:	/s/ David Schaeffer
Name: David Schaeffer Title: Chairman of the Board and Chief Executive Officer

Date: May 15, 2003	By:	/s/ Helen Lee
Name: Helen Lee Title: Chief Financial Officer

Date: May 15, 2003	By:	/s/ Thaddeus G. Weed
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