Form 10-Q
period 2003-06-30
COGENT COMMUNICATIONS GROUP INC
filed 2003-08-14
CIK 1158324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

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

Common Stock, $.001 par value 14,300,575 Shares Outstanding as of August 11, 2003

INDEX

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets of Cogent Communications Group, Inc., and Subsidiaries as of December 31, 2002, June 30, 2003 and Pro Forma June 30, 2003

Condensed Consolidated Statements of Operations of Cogent Communications Group, Inc., and Subsidiaries for the Three Months Ended June 30, 2002 and June 30, 2003

Condensed Consolidated Statements of Operations of Cogent Communications Group, Inc., and Subsidiaries for the Six Months Ended June 30, 2002 and June 30, 2003

Condensed Consolidated Statements of Cash Flows of Cogent Communications Group, Inc., and Subsidiaries for the Six Months Ended June 30, 2002 and June 30, 2003

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

SIGNATURES

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

	December 31, 2002	June 30, 2003	Pro Forma – June 30, 2003 (A)
		(Unaudited)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$39,314	$6,255	$26,280
Short term investments ($851, $776, and $776 restricted, respectively)	3,515	776	776
Accounts receivable, net of allowance for doubtful accounts of $2,023, $2,824 and $2,824, respectively	5,516	5,101	5,101
Prepaid expenses and other current assets	2,781	3,700	3,700
Total current assets	51,126	15,832	35,857
Property and equipment:
Property and equipment	365,831	389,797	389,797
Accumulated depreciation and amortization	(43,051)	(63,283)	(63,283)
Total property and equipment, net	322,780	326,514	326,514
Intangible assets:
Intangible assets	23,373	26,780	26,780
Accumulated amortization	(8,718)	(13,452)	(13,452)
Total intangible assets, net	14,655	13,328	13,328
Other assets ($4,431, $2,398 and $2,398 restricted, respectively)	19,116	16,153	4,036
Total assets	$407,677	$371,827	$379,735

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,830	$7,648	$7,648
Accrued liabilities	18,542	13,226	8,486
Cisco credit facility, in default (Note 1)	250,305	262,812	—
Current maturities, capital lease obligations	3,505	3,779	3,779
Total current liabilities	280,182	287,465	19,913
Convertible subordinated notes, net of discount of $78,140, $6,480 and $6,480 (Note 7)	38,840	3,711	3,711
Cisco note payable - pro forma (Note 1)	—	—	17,842
Capital lease obligations, net of current	55,280	57,298	57,298
Other long-term liabilities	749	902	902
Total liabilities	375,051	349,376	99,666

Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, Series A, $0.001 par value; 26,000,000 shares authorized, issued, and outstanding; liquidation preference of $30,664; none pro-forma	25,892	25,892	—
Convertible preferred stock, Series B, $0.001 par value; 20,000,000 shares authorized; 19,370,223 and 19,362,531 shares issued and outstanding in 2002 and 2003, respectively; liquidation preference of $101,003; none pro forma	88,009	87,974	—
Convertible preferred stock, Series C, $0.001 par value; 52,173,463 shares authorized; 49,773,402 shares issued and outstanding; liquidation preference of $100,000; none pro-forma	61,345	61,345	—
Convertible preferred stock, Series D, $0.001 par value; 3,426,293 shares authorized, issued and outstanding in 2003; liquidation preference of $6,884; none pro-forma	—	4,272	—
Convertible preferred stock, Series E, $0.001 par value; 3,426,293 shares authorized, issued and outstanding in 2003; liquidation preference of $4,311; none pro-forma	—	4,272	—
Convertible preferred stock, Series F, $0.001 par value; 11,000 shares authorized, issued and outstanding – pro forma; liquidation preference of $11,000	—	—	11,000
Convertible preferred stock, Series G, $0.001 par value; 41,030 shares authorized, issued and outstanding – pro forma; liquidation preference of $123,000	—	—	40,675
Common stock, $0.001 par value; 21,100,000 shares authorized; 3,483,838 shares issued and outstanding in 2002 and 2003; 395,000,000 shares authorized; 14,259,563 shares issued and outstanding pro-forma	4	4	15
Additional paid-in capital	49,199	48,746	232,490
Deferred compensation	(6,024)	(3,937)	(3,937)
Stock purchase warrants	9,012	9,012	764
Accumulated other comprehensive (loss) income	(44)	520	520
Accumulated deficit	(194,767)	(215,649)	(1,458)
Total stockholders’ equity	32,626	22,451	280,069
Total liabilities and stockholders’ equity	$407,677	$371,827	$379,735

(A)  As discussed in footnote 1, in July 2003, the Company restructured its debt with Cisco Capital, converted its existing preferred stock into common stock and issued new preferred stock for cash.  The pro-forma June 30, 2003 balance sheet reflects what the June 30, 2003 balance sheet would have been had the Company’s restructuring occurred as of June 30, 2003.

The accompanying notes are an integral part of these condensed consolidated balance sheets.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND JUNE 30, 2003

(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended June 30, 2002	Three Months Ended June 30, 2003
	(Unaudited)	(Unaudited)

Net service revenue	$18,578	$15,519
Operating expenses:
Network operations (including $64 and $51 of amortization of deferred compensation, respectively)	16,007	12,282
Selling, general, and administrative (including $878 and $678 of amortization of deferred compensation, respectively)	9,728	7,978
Depreciation and amortization	8,366	11,827
Total operating expenses	34,101	32,087
Operating loss	(15,523)	(16,568)
Interest income and other	653	315
Interest expense	(9,692)	(6,543)
Net loss applicable to common stock	$(24,562)	$(22,796)
Basic and diluted net loss per common share	$(7.18)	$(6.54)
Weighted-average common shares – basic and diluted	3,419,582	3,483,838

The accompanying notes are an integral part of these condensed consolidated statements.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND JUNE 30, 2003

(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

	Six Months Ended June 30, 2002	Six Months Ended June 30, 2003
	(Unaudited)	(Unaudited)

Net service revenue	$22,120	$29,751
Operating expenses:
Network operations (including $124 and $108 of amortization of deferred compensation, respectively)	22,915	23,021
Selling, general, and administrative (including $1,515 and $1,440 of amortization of deferred compensation, respectively)	16,368	15,142
Depreciation and amortization	15,043	23,038
Total operating expenses	54,326	61,201
Operating loss	(32,206)	(31,450)
Gain – Allied Riser note exchange (Note 7)	—	24,802
Interest income and other	1,910	710
Interest expense	(16,752)	(14,944)
Loss before extraordinary item	$(47,048)	$(20,882)

Extraordinary gain — Allied Riser merger	4,528	—

Net loss applicable to common stock	$(42,520)	$(20,882)

Net loss per common share:
Loss before extraordinary item	$(15.52)	$(5.99)
Extraordinary gain	1.49	—
Basic and diluted net loss per common share	$(14.02)	$(5.99)
Weighted-average common shares – basic and diluted	3,031,955	3,483,838

The accompanying notes are an integral part of these condensed consolidated statements.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND JUNE 30, 2003

(IN THOUSANDS)

	Six Months Ended June 30, 2002	Six Months Ended June 30, 2003
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(42,520)	$(20,882)
Adjustments to reconcile net loss to net cash used in operating activities —
Extraordinary gain — Allied Riser merger	(4,528)	—
Gain — Allied Riser note exchange	—	(24,802)
Depreciation and amortization	15,043	23,038
Amortization of debt costs	1,402	1,164
Amortization of debt discount — convertible notes	2,981	1,432
Amortization of deferred compensation	1,639	1,548
Changes in assets and liabilities:
Accounts receivable	(2,728)	678
Prepaid expenses and other current assets	3,067	(699)
Other assets	(2,864)	1,827
Accounts payable, accrued and other liabilities	11,474	(2,067)
Net cash used in operating activities	(17,034)	(18,763)
Cash flows from investing activities:
Purchases of property and equipment	(35,024)	(18,297)
(Purchases) sales of short term investments	(1,062)	2,739
Purchase of PSINet assets	(9,450)	(700)
Purchase of STOC minority interests	(3,617)	—
Acquired cash and cash equivalents — Allied Riser merger	70,431	—
Net cash provided by (used in) investing activities	21,278	(16,258)
Cash flows from financing activities:
Borrowings under Cisco credit facility	18,849	8,005
Exchange agreement payment — Allied Riser notes	—	(4,998)
Repayment of capital lease obligations	(1,099)	(1,609)
Net cash provided by financing activities	17,750	1,398
Effect of exchange rate changes on cash	168	564
Net increase (decrease) in cash and cash equivalents	22,162	(33,059)
Cash and cash equivalents, beginning of period	49,017	39,314
Cash and cash equivalents, end of period	$71,179	$6,255
Supplemental disclosures of cash flow information:
Cash paid for interest	$8,702	$2,390
Cash paid for income taxes	—	—
Non-cash financing activities —
Capital lease obligations incurred	29,724	9,294
Borrowing under credit facility for payment of loan costs and interest	6,786	4,502
Allied Riser Merger
Fair value of assets acquired	$74,535
Less: valuation of common stock, options & warrants issued	(10,967)
Less: extraordinary gain	(4,528)
Fair value of liabilities assumed	$59,040
PSINet acquisition
Fair value of assets acquired	$16,602
Less: cash paid	(9,450)
Fair value of liabilities assumed	$7,152

The accompanying notes are an integral part of these condensed consolidated statements

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2002, and 2003

(unaudited)

1.                                      Description of business, restructuring and summary of significant accounting policies:

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

The Company’s high-speed Internet access service is delivered to the Company’s customers over a nationwide fiber-optic network. The Company’s network is dedicated solely to Internet Protocol data traffic. The Company’s network includes 30-year indefeasible rights of use (“IRUs”) to a nationwide fiber-optic intercity network of approximately 12,500 route miles (25,000 fiber miles) of dark fiber from Wiltel Communications Group, Inc. (“Wiltel”). These IRUs are configured in two rings that connect many of the major metropolitan markets in the United States. In order to extend the Company’s national backbone into local markets, the Company has entered into leased fiber agreements for intra-city dark fiber from approximately 20 providers. These agreements are primarily under 15-25 year IRUs. Since the Company’s April 2002 acquisition of certain assets of PSINet, Inc. (“PSINet”), the Company began operating a more traditional Internet service provider business, with lower speed connections provided by leased circuits obtained from telecommunications carriers (primarily local telephone companies). The Company utilizes leased circuits (primarily T-1 lines) to reach these customers.

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

Asset Purchase Agreement—PSINet, Inc.

In April 2002, the Company acquired certain of PSINet’s assets and certain liabilities related to its operations in the United States for $9.5 million in cash. The acquired assets include certain of PSINet’s accounts receivable and intangible assets, including customer contracts, settlement-free peering rights and the PSINet trade name. Assumed liabilities include certain leased circuit commitments, facilities leases, customer contractual commitments and co-location arrangements.

Merger Agreement—Allied Riser Communications Corporation

On February 4, 2002, the Company acquired Allied Riser Communications Corporation (“Allied Riser”). Allied Riser provided broadband data, voice and video communication services to small- and medium-sized businesses located in selected buildings in North America, including Canada. Upon the closing of the merger on February 4, 2002, Cogent issued approximately 2.0 million shares, or at that time 13.4% of its common stock, on a fully diluted basis, to the existing Allied Riser stockholders and became a public company listed on the American Stock Exchange. The acquisition of Allied Riser provided the Company with in-building networks, pre-negotiated building access rights with building owners and real estate investment trusts across the United States and in Toronto, Canada and the operations of Shared Technologies of Canada (“STOC”).  STOC provides voice and data services in Toronto, Canada.

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

Debt Restructuring and Sale of Preferred Stock

Prior to July 31, 2003, the Company was party to a $409 million credit facility with Cisco Systems Capital Corporation (“Cisco Capital”). The credit facility with Cisco Capital required compliance with certain financial and operational covenants. The Company violated the minimum net revenues debt covenant for the fourth quarter of 2002 and certain subsequent financial covenant covenants.  Accordingly, since December 31, 2002, the Company has been in default and Cisco Capital was able to accelerate the loan payments and make the outstanding balance immediately due and payable.

On June 12, 2003, the Board of Directors approved a transaction with Cisco Systems, Inc. (“Cisco”) and Cisco Capital that would restructure the Company’s indebtedness to Cisco Capital and approved an offer to sell a new series of preferred stock to certain of the Company’s existing stockholders.  The sale of the new series of preferred stock was required to obtain the cash needed to complete the restructuring. This transaction is considered a troubled debt restructuring under Statement of Financial Accounting Standards (“SFAS”) No.15, “Accounting by Debtors and Creditors of Troubled Debt Restructurings”.  On June 26, 2003, the Company’s stockholders approved these transactions.

The Company entered into an agreement (the “Exchange Agreement”) with Cisco and Cisco Capital pursuant to which, among other things, Cisco and Cisco Capital agreed to cancel the principal amount of indebtedness plus accrued interest and return warrants exercisable for the purchase of 0.8 million shares of Common Stock (the “Cisco Warrants”) in exchange for a cash payment by the Company of $20 million, the issuance of 11,000 shares of the Company’s series F participating convertible preferred stock, and the issuance of an amended and restated promissory note (the “Amended and Restated Cisco Note”) for the aggregate principal amount of $17.0 million.  The Exchange Agreement provides that the entire debt to Cisco Capital is reinstated if Cisco Capital is forced to disgorge the payment received under the Exchange Agreement.  At June 30, 2003 the Company was indebted to Cisco Capital for a total of $267.5 million ($262.8 million of principal and $4.7 million of accrued interest).  At the closing of the Exchange Agreement on July 31, 2003, the Company was indebted to Cisco Capital for a total of $269.1 million ($262.8 million of principal and $6.3 million of accrued interest).

The Company also entered into an agreement (the “Purchase Agreement”) with certain of the Company’s existing preferred stockholders (the “Investors”), pursuant to which the Company agreed to issue and sell to the Investors in several sub-series, 41,030 shares of the Company’s series G participating convertible preferred stock for $41 million in cash.

On July 31, 2003, the Company, Cisco Capital, Cisco and the Investors closed the Exchange Agreement and the Purchase Agreement.  The closing of these transactions resulted in the following:

Under the Purchase Agreement:

•                                          The Company issued 41,030 shares of series G preferred stock in several sub-series for gross proceeds of $41 million;

•                                          The Company’s outstanding Series A, B, C, D and E participating convertible preferred stock (“Existing Preferred Stock”) was converted into approximately 10.8 million shares of common stock.

Under the Exchange Agreement:

•                                          The Company paid Cisco Capital $20.0 million in cash and issued to Cisco Capital 11,000 shares of series F participating convertible preferred stock;

•                                          The Company issued to Cisco Capital a $17.0 million promissory note payable under the terms described below;

•                                          The default under the credit facility was eliminated;

•                                          The amount outstanding under the credit facility including accrued interest was cancelled;

•                                          The service provider agreement with Cisco was amended;

•                                          The Cisco Warrants were cancelled.

June 30, 2003 – Pro Forma Balance Sheet – Unaudited

The accompanying June 30, 2003 pro forma unaudited consolidated balance sheet (“Pro Forma Balance Sheet”) was prepared to give effect to the consummation of the transactions contemplated by the Exchange Agreement and the Purchase Agreement

described above as if the transactions had occurred on June 30, 2003. The Pro Forma Balance Sheet has been prepared to reflect, for accounting purposes, the exchange of cash and series F preferred stock and the Amended and Restated Cisco Note for the amount outstanding under the credit facility and outstanding Cisco Warrants and the issuance of the series G preferred stock to the Investors for cash and the conversion to common stock of the Existing Preferred Stock.

The Pro Forma Balance Sheet was based upon the historical financial statements of the Company and should be read in conjunction with the historical consolidated financial statements of the Company as of December 31, 2002 and 2001, and for the years ended December 31, 2002, 2001 and 2000. The Pro Forma Balance Sheet assumes that the transactions contemplated by the Exchange Agreement and Purchase Agreement were consummated on June 30, 2003.

The following pro forma transactions were reflected in preparation of the Pro Forma Balance Sheet.

•                  The cash payment of $20.0 million to Cisco Capital under the Exchange Agreement and the net proceeds of $40.7 million from the sale of preferred stock to the Investors under the Purchase Agreement.

•                  The elimination of unamortized debt costs associated with the credit facility of $12.1 million as of June 30, 2003.

•                  The elimination of accrued interest of $4.7 million under the credit facility as of June 30, 2003 as per the Exchange Agreement.

•                  The elimination of $262.8 million outstanding under the Facility as of June 30, 2003 as per the Exchange Agreement.

•                  The issuance of the Amended and Restated Cisco Note with a face amount of $17.0 million.  Under SFAS No. 15, the new note is recorded at its principal amount plus the estimated future interest payments that begin in the 31st month and accrue at ninety day LIBOR plus 4.5%.

•                  The conversion and retirement of the Company’s existing preferred stock into common stock under the Third Amended and Restated Certificate of Incorporation of the Company pursuant to the Purchase Agreement. The Company’s existing preferred stock converts into a total of 10.8 million shares of $0.001 par value common stock. This results in an elimination of the book values of the Series A, Series B, Series C, Series D and Series E preferred stock and a corresponding increase to common stock of $11,000 and an increase to additional paid in capital of $183.7 million.

•                  The issuance of 11,000 shares of Series F Preferred Stock to Cisco Capital under the Exchange Agreement with an estimated fair value of $1,000 per share.

•                  The issuance of 41,030 shares of Series G Preferred Stock to the Investors for net proceeds of $40.7 million.

•                  The return of warrants issued to Cisco Capital under the Exchange Agreement carried at $8.2 million on the Company’s June 30, 2003 balance sheet.

•                  The gain resulting from the retirement of $267.5 million ($262.8 million of principal and $4.7 million of accrued interest) outstanding under the credit facility under the Exchange Agreement was determined as follows (in thousands):

Amount as of June 30, 2003

Cash paid	$20,000
Issuance of Series F Preferred Stock	11,000
Amended and Restated Cisco Note, principal plus future interest	17,842
Estimated transaction costs	650
Total Consideration	$49,492

Amount outstanding under Facility	(262,812)
Interest accrued under the Facility	(4,740)
Book value of retired warrants	(8,248)
Book value of unamortized Facility loan costs	12,117
Gain from Exchange Agreement	(214,191)

The actual gain will be determined based upon the balances at closing and will be recorded in the Company’s statement of operations during the three months ending September 30, 2003.

Under Section 108(a)(1)(B) of the Internal Revenue Code of 1986 gross income does not include any amount that would be includible in gross income by reason of the discharge of indebtedness to the extent that a non-bankrupt taxpayer is insolvent. Under Section 108(a)(1)(B) the Company believes that the gain for income tax purposes will not result in taxable income.

•                  The Company is in the process of assessing whether there is a beneficial conversion feature associated with the series F and series G preferred stock.  Any beneficial conversion charge would be reflected in the third quarter Form 10-Q.  Regardless of the Company’s conclusion regarding the beneficial conversion, there would not be any impact to the Pro-Forma Balance Sheet since the non-cash beneficial conversion charge, if any, would be reflected as a decrease and a corresponding increase to additional paid-in-capital.

Business risk

The Company operates in the rapidly evolving Internet services industry, which is subject to intense competition and rapid technological change, among other factors. The successful execution of the Company’s business plan is dependent upon the Company’s ability to increase the number of customers purchasing services in the buildings connected to and being served by its network (“lit buildings”), its ability to increase its market share, the Company’s ability to integrate acquired businesses and purchased assets into its operations and realize planned synergies, the availability of and access to intra-city dark fiber and multi-tenant office buildings, the availability and performance of the Company’s network equipment, the extent to which acquired businesses and assets are able to meet the Company’s expectations and projections, the Company’s ability to retain and attract key employees, and the Company’s ability to manage its growth, among other factors. Although management believes that the Company will successfully mitigate these risks, management cannot give assurances that it will be able to do so or that the Company will ever operate profitably.

International operations

The Company began recognizing revenue from operations in Canada through its wholly owned subsidiary, ARC Canada effective with the closing of the Allied Riser merger on February 4, 2002. All revenue is reported in United States dollars. Revenue for ARC Canada for the period from February 4, 2002 to June 30, 2002 and the six months ended June 30, 2003 was approximately $2.1 million and $2.6 million, respectively. ARC Canada’s total consolidated assets were approximately $7.5 million at December 31, 2002 and $9.9 million at June 30, 2003.

Financial instruments

The Company is party to letters of credit totaling $3.1 million as of June 30, 2003. Securing these letters of credit are certificates of deposit and a treasury bill totaling $3.1 million that are included in short-term investments and other assets.  No claims have been made against these financial instruments. Management does not expect any losses from the resolution of these financial instruments and is of the opinion that the fair value is zero since performance is not likely to be required.

At December 31, 2002 and June 30, 2003, the carrying amount of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and accrued expenses approximated fair value because of the short maturity of these instruments. The Allied Riser convertible subordinated notes remaining after the note exchange discussed in Note 7, have a face value of $10.2 million. These notes with a $10.2 million face value were recorded at their fair value of approximately $2.9 million at the merger date when they were trading at $280 per $1,000. The discount is accreted to interest expense through the maturity date.  The fair value of these notes at June 30, 2003, was approximately $0.5 million.

Revenue recognition

Net revenues from telecommunication services are recognized when the services are performed, evidence of an arrangement exists, the fee is fixed and determinable and collection is probable. Service discounts and incentives related to telecommunication services are recorded as a reduction of revenue when granted or ratably over a contract period. Fees billed in connection with customer installations and other upfront charges are deferred and recognized ratably over the estimated customer life.

The Company establishes a valuation allowance for collection of doubtful accounts and other sales credit adjustments. Valuation allowances for sales credits are established through a charge to revenue, while valuation allowances for doubtful accounts are established through a charge to selling, general and administrative expenses. The Company assesses the adequacy of these reserves monthly evaluating general factors, such as the length of time individual receivables are past due, historical collection experience, the economic and competitive environment, and changes in the credit worthiness of its customers. The Company believes that its established valuation allowances were adequate as of December 31, 2002 and June 30, 2003. If circumstances relating to specific customers change or economic conditions worsen such that the Company’s past collection experience and assessment of the economic environment are no longer relevant, the Company’s estimate of the recoverability of its trade receivables could be further reduced.

The Company invoices certain customers for amounts contractually due for unfulfilled minimum contractual obligations and recognizes a corresponding sales allowance equal to this revenue resulting in the recognition of zero net revenue. The Company recognizes net revenue as these billings are collected in cash. The Company vigorously seeks payment for these amounts.

Comprehensive loss

Statement of Financial Accounting Standard (“SFAS”) No. 130, “Reporting of Comprehensive Income” requires

“comprehensive income” and the components of “other comprehensive income” to be reported in the financial statements and/or notes thereto (amounts in thousands).

	Three months ended June 30, 2002	Three months ended June 30, 2003	Six months ended June 30, 2002	Six months ended June 30, 2003
Net loss	$(24,562)	$(22,796)	$(42,520)	$(20,882)
Currency translation	170	344	168	564
Comprehensive loss	$(24,392)	$(22,452)	$(42,352)	$(20,318)

Long-lived assets

The Company’s long-lived assets include property and equipment and identifiable intangible assets to be held and used. These long-lived assets are currently reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed pursuant to Statement of Financial Standards “(SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Pursuant to SFAS No. 144, impairment is determined by comparing the carrying value of these long-lived assets to management’s probability weighted estimate of the future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. The cash flow projections used to make this assessment are consistent with the cash flow projections that management uses internally to assist in making key decisions. In the event an impairment exists, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset, which is generally determined by using quoted market prices or valuation techniques such as the discounted present value of expected future cash flows, appraisals, or other pricing models. Management believes that no such impairment existed in accordance with SFAS No. 144 as of December 31, 2002 and June 30, 2003. In the event that there are changes in the planned use of the Company’s long-term assets or the Company’s expected future undiscounted cash flows are reduced significantly, the Company’s assessment of its ability to recover the carrying value of these assets under SFAS No. 144 would change.

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

The following table illustrates the effect on net income and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” as required by Statement of Financial Accounting Standards (“SFAS”) No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure” (in thousands except share and per share amounts):

	Three months ended June 30, 2002	Three months ended June 30, 2003	Six months ended June 30, 2002	Six months ended June 30, 2003
Net loss as reported	$(24,562)	$(22,796)	$(42,520)	$(20,882)

Add: stock based employee compensation expense included in reported net loss, net of related tax effects	942	729	1,639	1,548
Deduct: stock based employee compensation expense determined under the fair value based method, net of related tax effects	(1,221)	(984)	(2,480)	(1,971)
Pro forma net loss	(24,841)	(23,051)	$(43,361)	(21,305)
Net loss per share as reported – basic & diluted	$(7.18)	$(6.54)	$(14.02)	$(5.99)
Pro forma net loss per share – basic & diluted	$(7.26)	$(6.62)	$(14.30)	$(6.12)

The weighted-average per share grant date fair value of options granted was $2.21 and $0.62 for the three months ended June 30, 2002 and June 30, 2003, respectively. The fair value of these options was estimated at the date of grant with the following weighted-average assumptions the three months ended June 30, 2002 —an average risk-free rate of 3.5 percent, a dividend yield of 0 percent, an expected life of 5.0 years and an expected volatility of 160 percent and for the three months ended June 30, 2003 —an average risk-free rate of 3.5 percent, a dividend yield of 0 percent, an expected life of 5.0 years and an expected volatility of 246 percent.

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

For the three and six months ended June 30, 2002, the following securities were not included in the computation of earnings per share as they are anti-dilutive: options to purchase 1.2 million shares of common stock at weighted-average exercise prices of $4.80 per share, 95.6 million shares of preferred stock, which were convertible into 10.1 million shares of common stock, warrants for 0.9 million shares of common stock and 0.2 million shares of common stock issuable on the conversion of the Allied Riser convertible subordinated notes. For the three and six months ended June 30, 2003 the following securities were not included in the computation of earnings per share as they are anti-dilutive: options to purchase 1.1 million shares of common stock at a weighted-average exercise price of $3.68 per share, 102.0 million shares of preferred stock, which were convertible into 10.8 million shares of common stock, warrants for 0.8 million shares of common stock and 0.1 million weighted average shares of common stock issuable on the conversion of the Allied Riser convertible subordinated notes.

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

Recent accounting pronouncements

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The new guidance amends SFAS No. 133 for decisions made: (a) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS No. 133, (b) in connection with other Board projects dealing with financial instruments, and (c) regarding implementation issues raised in relation to the application of the definition of derivative. The amendments set forth in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003. The adoption of the provisions of SFAS No. 149 is not expected to have an impact on the Company’s results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. SFAS No. 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The Company does not have any financial instruments that meet the provisions of SFAS No. 150, therefore, adopting the provisions of SFAS No. 150 is not expected to have an impact on the Company’s results of operations or financial position.

2.                                      Acquisitions:

The acquisition of the assets of PSINet and FNSI and the merger with Allied Riser were recorded in the accompanying financial statements under the purchase method of accounting. The FNSI purchase price allocation is preliminary and further refinements may be made. The PSINet purchase price was increased by $700,000 in the three months ended June 30, 2003 due to the payment and expected legal fees associated with the PSINet estate discussed in Note 8. The operating results related to the acquired assets of PSINet and FNSI and the merger with Allied Riser have been included in the consolidated statements of operations from the dates of acquisition. The Allied Riser merger closed on February 4, 2002. The PSINet acquisition closed on April 2, 2002. The FNSI acquisition closed on February 28, 2003.

If the Allied Riser, PSINet and FNSI acquisitions had taken place at the beginning of 2002 and 2003, the unaudited pro forma combined results of the Company for the six months ended June 30, 2002 and 2003 would have been as follows (amounts in thousands, except per share amounts).

	Six Months Ended June 30, 2002	Six Months Ended June 30, 2003

Revenue	$40,050	$30,669
Net loss before extraordinary items	(53,588)	(21,389)
Net loss	(49,060)	(21,389)
Net loss per share before extraordinary items – basic and diluted	$(15.58)	$(6.14)
Net (loss) income per share—basic and diluted	$(14.26)	$(6.14)

In management’s opinion, these unaudited pro forma amounts are not necessarily indicative of what the actual results of the combined operations might have been if the Allied Riser, PSINet and FNSI acquisitions had been effective at the beginning of 2002 and 2003.

3.                                      Property and equipment:

Property and equipment consisted of the following (in thousands):

	December 31, 2002	June 30, 2003
Owned assets:
Network equipment	$173,126	$183,221
Software	6,998	6,973
Office and other equipment	2,600	4,109
Leasehold improvements	35,016	44,645
System infrastructure	29,996	31,881
Construction in progress	5,866	3,200

	253,602	274,029
Less — Accumulated depreciation and amortization	(36,114)	(53,525)

	217,488	220,504
Assets under capital leases:
IRUs	112,229	115,768
Less — Accumulated depreciation and amortization	(6,937)	(9,758)

	105,292	106,010

Property and equipment, net	$322,780	$326,514

Depreciation and amortization expense related to property and equipment was $6.3 million and $9.3 million for the three months ended June 30, 2002 and June 30, 2003, respectively and was $11.9 million and $18.3 million for the six months ended June 30, 2002 and June 30, 2003, respectively.

Capitalized interest, labor and related costs

For the three months ended June 30, 2002 and June 30, 2003, the Company capitalized interest of $0.2 million and $0.1 million, respectively and for the six months ended June 30, 2002 and June 30, 2003, the Company capitalized interest of $0.4 million and $0.1 million, respectively.

For the three months ended June 30, 2002 and June 30, 2003, the Company capitalized salaries and related benefits of $1.3 million and $0.8 million, respectively and for the six months ended June 30, 2002 and June 30, 2003, the Company capitalized salaries and related benefits of $2.7 million and $1.7 million, respectively.

4.                                      Accrued liabilities:

Accrued liabilities consist of the following (in thousands):

December 31, 2002

June 30, 2003

General operating expenditures	$8,315	$5,304
Payroll and benefits	543	525
Litigation settlement accruals	5,168	200
Taxes	1,937	1,370
Interest	1,329	5,005
Deferred revenue	1,250	822

Total	$18,542	$13,226

5.                                      Intangible assets:

Intangible assets consist of the following (in thousands):

	December 31, 2002	June 30, 2003

Customer contracts	$5,575	$8,145
Peering rights	15,740	16,440
Trade name	1,764	1,764
Non compete agreements	294	431

Total	23,373	26,780
Less — accumulated amortization	(8,718)	(13,452)

Intangible assets, net	$14,655	$13,328

Amortization expense for intangible assets was for the three months ended June 30, 2002 and June 30, 2003 was approximately $2.1 million and $2.5 million, respectively. Amortization expense for intangible assets for the six months ended June 30, 2002 and June 30, 2003 was approximately $3.1 million and $4.8 million, respectively.

Future amortization expense related to intangible assets is expected to be $9.7 million, $3.5 million, $0.1 million and $0.1 million for the twelve-month periods ending June 30, 2004, 2005, 2006 and 2007, respectively.

6.                                      Other assets:

Other assets consist of the following (in thousands):

	December 31, 2002	June 30, 2003

Prepaid expenses	$500	$439
Deposits	5,335	3,597
Deferred financing costs	13,281	12,117
Total	$19,116	$16,153

Deferred financing costs include costs related to the Company’s credit facility with Cisco Capital. In connection with the restructuring of the Company’s debt with Cisco Capital, these costs will be written- off in the third quarter of 2003 as discussed in Note 1.

7.                                      Long-term debt:

In March 2000, Cogent entered into a $280 million credit facility with Cisco Capital. In March 2001, the credit facility was increased to $310 million and in October 2001 the agreement was increased to $409 million.  The credit facility provided for the financing of purchases of up to $270 million of Cisco network equipment, software and related services, the funding up to $64 million of working capital, and funding up to $75 million for interest and fees related to the credit facility. Borrowings under the credit facility were subject to Cogent’s satisfaction of certain operational and financial covenants. Because Cogent did not generate net revenues of at least $15.5 million for the quarter ended December 31, 2002, it has been in violation of the credit facility’s minimum net revenue covenant since December 31, 2002. Accordingly, the payment of outstanding borrowings under the credit facility of approximately $262.8 million at June 30, 2003, may have been accelerated by Cisco Capital and made immediately due and payable. As a result, this obligation is recorded as a current liability on the accompanying condensed consolidated balance sheets. At June 30, 2003 the Company was indebted to Cisco Capital for a total of $267.5 million ($262.8 million of principal and $4.7 million of accrued interest).  At the closing of the Exchange Agreement on July 31, 2003, the Company was indebted to Cisco Capital for a total of $269.1 million ($262.8 million of principal and $6.3 million of accrued interest).

Principal payments were scheduled to begin in March 2005. Borrowings accrued interest at the three-month LIBOR rate, established at the beginning of each calendar quarter, plus a stated margin. Interest payments were deferred and scheduled to begin in March 2006. The weighted-average interest rates on all borrowings for the six months ended June 30, 2002 and June 30, 2003 were approximately 6.6 percent and 6.4 percent, respectively. The Company recorded interest expense related to the credit facility for the six months ended June 30, 2002 and June 30, 2003 of approximately $8.0 million and $10.3 million, respectively. Borrowings were secured by a pledge of all of Cogent’s assets and common stock. The credit facility included restrictions on Cogent’s ability to transfer assets to the Company, except for certain operating liabilities. The Company has guaranteed Cogent’s obligations under the credit facility. The credit facility was scheduled to mature on December 31, 2008.  At June 30, 2003, there were $198.1 million of equipment loans, $39.0 million of working capital loans and $25.7 million of interest and fee loans outstanding.

Restructuring and Amended and Restated Credit Agreement

In connection with the Exchange Agreement as further described in Note 1, the Company entered into the Amended and Restated Credit Agreement with Cisco Capital which became effective on July 31, 2003.  Under the Amended and Restated Credit Agreement the Company’s indebtedness to Cisco was reduced to a $17.0 million note and Cisco Capital’s obligation to make additional loans to the Company was terminated. Additionally the Amended and Restated Credit Agreement eliminated the Company’s financial performance covenants. Cisco Capital retained its senior security interest in substantially all of the Company’s assets, however, the Company may subordinate Cisco Capital’s security interest in the Company’s accounts receivable.

The restructured debt is evidenced by an amended and restated note (the “New Note”) for $17.0 million payable to Cisco Capital.  The New Note was issued under the amended and restated credit agreement that is to be repaid in three installments. No interest is accrued or payable, nor does interest accrue on the New Note for the first 30 months, unless the Company defaults under the terms of the Amended and Restated Credit Agreement. Principal and interest is paid as follows: a $7.0 million principal payment is due after 30 months, a $5.0 million principal payment plus interest accrued is due in 42 months, and a final principal payment of $5.0 million plus interest accrued is due in 54 months. When the New Note accrues interest, interest accrues at the 90-day LIBOR rate plus 4.5%.

The New Note is subject to mandatory prepayment in full, without prepayment penalty, upon the occurrence of the closing of any change in control of the Company, the completion of any equity financing or receipt of loan proceeds above $30 million, the achievement by the Company of four consecutive quarters of positive operating cash flow of at least $5.0 million, or the merger of the Company resulting in a combined entity with an equity value greater than $100 million, each of these events as defined in the agreement.  The debt is subject to partial mandatory prepayment in an amount equal to the lesser of $2.0 million or the amount raised if the Company raises less than $30.0 million in a future equity financing.

Future maturities of principal and future interest under the New Note are as follows (in thousands):

For the year ending June 30,
2004	$—
2005	—
2006	7,187
2007	5,468
2008	5,187
Thereafter	—
$17,842

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

In January 2003, the Company, Allied Riser and the holders of approximately $107 million in face value of the Allied Riser notes entered into an exchange agreement and a settlement agreement. Pursuant to the exchange agreement, these note holders surrendered their notes, including accrued and unpaid interest thereon, in exchange for a cash payment of approximately $5.0 million and 3.4 million shares of series D preferred stock and 3.4 million shares of series E preferred stock. This preferred stock, at issuance, was convertible into approximately 4.2% of the Company’s fully diluted common stock. Pursuant to the settlement agreement, these note holders dismissed their litigation with prejudice in exchange for a cash payment of approximately $4.9 million. These transactions closed in March 2003 when the agreed amounts were paid and the Company issued the series D and series E preferred shares. The settlement and exchange transactions together eliminated the $107 million principal payment obligation due in June 2007, interest accrued since the December 15, 2002 interest payment, all future interest payment obligations on these notes and settled the note holder litigation discussed in Note 8.

As of December 31, 2002, the Company had accrued the amount payable under the settlement agreement, net of a recovery of $1.5 million under its insurance policy. This resulted in a net expense of $3.5 million recorded in 2002. The $4.9 million payment required under the settlement agreement was paid in March 2003. The Company received the $1.5 million insurance recovery in April 2003.  The exchange agreement resulted in a gain of approximately $24.8 million recorded during the three months ended March 31, 2003.  The gain resulted from the difference between the $36.5 million net book value of the notes ($106.7 face value less the related discount of $70.2 million) and $2.0 million of accrued interest and the consideration which included $5.0 million in cash and the $8.5 million estimated fair market value for the series D and series E preferred stock less approximately $0.2 million of transaction costs.

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

For the year ending June 30,
2004	$8,254
2005	7,131
2006	5,757
2007	5,756
2008	5,756
Thereafter	77,963
Total minimum lease obligations	110,617
Less—amounts representing interest	(49,540)
Present value of minimum lease obligations	61,077
Current maturities	3,779
Capital lease obligations, net of current maturities	$57,298

Fiber Leases and Construction Commitments

Certain of the Company’s agreements for the construction of building laterals and for the leasing of metro fiber rings and lateral fiber include minimum specified commitments. The Company has also submitted certain product orders but has not yet accepted the related fiber route or lateral construction. The future commitment under these arrangements was approximately $29.5 million at June 30, 2003.

Industry Conditions—Fiber Providers

One of the Company’s suppliers of metropolitan fiber optic facilities, Abovenet, Inc. (formerly, Metromedia Fiber Networks, Inc.), filed for bankruptcy in May 2002 under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court. This has impacted the Company’s operations by decreasing its ability to add new metropolitan fiber rings from Abovenet, Inc. and the Company’s ability to add new buildings to existing Abovenet, Inc. rings. However, as the Company has several other providers of metropolitan fiber optic facilities the impact has not been material to the Company’s operations.  Abovenet, Inc.’s financial difficulties are characteristic of the telecommunications industry today. The Company’s solution for metropolitan networks is to have a large number of providers and to construct its own fiber optic connections to the buildings the Company serves.

Cisco equipment purchase commitment

In March 2000, the Company entered into a five-year agreement to purchase from Cisco, minimum annual amounts of equipment, professional services, and software. In October 2001, the commitment was increased to purchase a minimum of $270 million through December 2004. As of June 30, 2003, the Company had purchased approximately $198.1 million towards this commitment and had met all of the minimum annual purchase commitment obligations.  As part of the Company’s restructuring of its credit facility with Cisco Capital this product and services agreement with Cisco Systems was amended. The amended agreement has no minimum purchase commitment but does have a requirement that the Company purchase Cisco equipment for its network equipment needs.  No financing is provided and the Company is required to pay Cisco in advance for any purchases.

Litigation

Vendor litigation settlement

In December 2002 the Company reached an agreement with one of its vendors to settling the dispute against Allied Riser. Under the settlement, Allied Riser agreed to make cash payments to the vendor of approximately $1.6 million. In exchange, the vendor dismissed the litigation and accepted the cash payment as payment in full of amounts due to the vendor. As of June 30, 2003, the Company had paid $1.5 million of the $1.6 million settlement in accordance with the payment schedule. The remaining $0.1 million was paid in July 2003.

Vendor Claims and Disputes

One of the Company’s subsidiaries, Allied Riser Operations Corporation, is involved in a dispute with its former landlord in Dallas, Texas. On July 15, 2002, the landlord filed suit in the 193rd District Court of the State of Texas alleging that Allied Riser’s March 2002 termination of its lease with the landlord resulted in a default under the lease. The Company believes, and Allied Riser Operations Corporation has responded, that the termination was consistent with the terms of the lease. Although the suit did not specify damages, the Company estimates, based upon the remaining payments under the lease and assuming no mitigation of damages by the landlord, that the amount in controversy may total approximately $2.5 million. The Company has not recognized a liability for this dispute and intends to vigorously defend its position.

The Company generally accrues for the amounts invoiced by its providers of telecommunications services. Liabilities for telecommunications costs are generally reduced when the vendor acknowledges the reduction in its invoice and the credit is granted. In 2002, one vendor invoiced the Company for approximately $1.7 million in excess of what the Company believes is contractually due to the vendor. The Company intends to vigorously defend its position related to these charges.

PSINet Liquidating, LLC

On March 19, 2003, PSINet Liquidating LLC filed a motion in the United States Bankruptcy Court for the Southern District of New York seeking an order instructing the Company to return certain equipment and to cease using certain equipment. The motion relates to the Company’s purchase through the bankruptcy process certain assets from the estate of PSINet, Inc. The PSINet estate is alleging that the Company failed to make available for pick-up and failed to return all of the equipment that it was obligated to return under the terms of the asset purchase agreement and that the Company is in some cases making use of that equipment in violation of the agreement. On May 7, 2003 the Company and PSINet agreed on a mechanism for identifying equipment that still must be returned and determining the compensation for any unreturned equipment.  The bankruptcy court has approved the agreement.  In June 2003, the Company funded a $600,000 escrow account related to this matter to resolve the potential remaining obligations for unreturned equipment.  The Company and the PSINet estate are in the process of identifying and returning equipment that still must be returned, and determining what, if any, amount will need to be released from the escrow account to the PSINet estate.

Note Holder’s Claims and Settlement Agreement

On December 6, 2001, certain holders of Allied Riser’s 7.50% Convertible Subordinated Notes due 2007 filed suit in Delaware Chancery Court against Allied Riser and its board of directors. The suit alleged, among other things, breaches of fiduciary duties and default by Allied Riser under the indenture related to the notes, and requested injunctive relief to prohibit Allied Riser’s merger with Cogent. In March 2003, and a further described in Note 7, the Company and Allied Riser reached an agreement with plaintiffs to settle the litigation and to exchange shares of the Company’s preferred stock and cash with the note holders in return for their Allied Riser notes. The Delaware Chancery Court case was dismissed on March 7, 2003.

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

Operating leases and license agreements

The Company leases office space, network equipment sites, and facilities under operating leases. The Company also enters into building access agreements with the landlords of its targeted multi- tenant office buildings. Future minimum annual commitments under these arrangements are as follows (in thousands):

For the year ending June 30,
2004	$15,181
2005	16,886
2006	13,984
2007	12,508
2008	10,725
Thereafter	35,813
$105,097

Rent expense, net of sublease income, for the three months ended June 30, 2002 and June 30, 2003 was approximately $0.9 million and $0.6 million, respectively and for the six months ended June 30, 2002 and June 30, 2003 was approximately $1.7 million and $1.1 million, respectively.

Maintenance, connectivity, and transit agreements

The Company pays Wiltel a monthly fee per route mile over a minimum of 20 years for the maintenance of its two national backbone fibers. In certain cases, the Company connects its customers and the buildings it serves to its national fiber-optic backbone using intra-city and inter-city fiber under operating lease commitments.

Future minimum obligations as of June 30, 2003, related to these arrangements are as follows (in thousands):

Year ending June 30,
2004	$5,082
2005	3,507
2006	3,577
2007	3,649
2008	3,721
Thereafter	46,192
$65,728

9.                                      Stockholders’ equity:

In June 2003, the Company’s board of directors and shareholders approved the Company’s fourth amended and restated certificate of incorporation. The amended and restated charter increased the number of authorized shares of the Company’s common stock from 21,100,000 shares to 395,000,000 shares, eliminated the reference to the Company’s Series A, B, C, D, and E preferred stock (“Existing Preferred Stock”) and authorized 120,000 shares of authorized but unissued and undesignated preferred stock.

On July 31, 2003 and in connection with the Company’s restructuring and the Purchase Agreement all of the Company’s Existing Preferred Stock was converted into approximately 10.8 million shares of common stock.  At the same time the Company issued 11,000 shares of series F preferred stock to Cisco Capital under the Exchange Agreement and issued 41,030 shares of series G preferred stock for gross proceeds of $41.0 million to the Investors under the Purchase Agreement.

In June 2003, the Compensation Committee (the “Committee”) of the board of directors adopted and the stockholders approved, the Company’s 2003 Incentive Award Plan (the “Award Plan”). The Company believes that adoption of the Award Plan is needed to permit the Company to continue to incentivize its employees, consultants, and directors by granting restricted stock awards as part of their overall compensation. The Award Plan reserved 54,001 shares of series H preferred stock for issuance under the Award Plan.  While the series H preferred stock has not been issued it is anticipated that most of it will be issued to employees of the Company under a restricted stock plan approved by the Company’s board of directors and shareholders.

Each share of the series G preferred stock, series F preferred stock and series H preferred stock (collectively, the “New Preferred”) may be converted into shares of common stock at the election of its holder at any time. The series F preferred stock is convertible into 68.2 million shares of common stock.  The series G preferred stock is convertible into 254.9 million shares of common stock. The series H preferred stock is convertible into 41.5 million shares of common stock.  The New Preferred will be automatically converted into common stock, at the then applicable conversion rate in the event of an underwritten public offering of shares of the Company at a total offering of not less than $50 million at a post-money valuation of the Company of $500 million (a “Qualifying IPO”). The conversion prices are  subject to adjustment, as defined.

The New Preferred stock votes together with the common stock and not as a separate class.  Each share of the New Preferred has a number of votes equal to the number of shares of common stock then issuable upon conversion of such shares.  The consent of holders of a majority of the outstanding series F preferred stock is required to declare or pay any dividend on the common or the preferred stock of the Company, and the consent of the holders of 80% of the series G preferred stock is required prior to an underwritten public offering of the Company’s stock unless the aggregate pre-money valuation of the Company at the time of the offering is at least $500 million, and the gross cash proceeds of the offering are $50 million.

 In the event of any dissolution, liquidation, or winding up of the Company, at least $29.1 million will be paid in cash to the holders of the series F preferred stock, at least $123.0 million will be paid in cash to the holders of the series G preferred stock and at least $9.1 million will be paid in cash to the holders of the series H preferred stock before any payment is made to the holders of the Company’s common stock.

Warrants and options

Warrants to purchase 0.8 million shares of the Company’s common stock were issued in to Cisco Capital connection with working capital loans under the Company’s credit facility. The warrant exercise price was based upon the most recent significant equity transaction, as defined. On July 31, 2003 these warrants were cancelled as part of the restructuring of the Company’s debt to Cisco Capital.

In connection with the February 2002 merger with Allied Riser, the Company assumed warrants issued by Allied Riser that convert into approximately ..01 million shares of the Company’s common stock. All warrants are exercisable at exercise prices ranging from $0 to $475 per share.

In connection with the February 2003 purchase of certain assets of Fiber Network Solutions, Inc., options for 120,000 shares of common stock at $0.45 per share were issued to certain FNSI vendors.

10.                               Related party:

The Company’s headquarters is located in an office building owned by an entity controlled by the Company’s Chief Executive Officer. The Company paid rent to this entity of $0.1 million for the three months ended June 30, 2002 and $0.1 million for the three months ended June 30, 2003. The Company paid rent to this entity of $0.1 million for the six months ended June 30, 2002 and $0.1 million for the six months ended June 30, 2003.  In August 2003, the lease was amended to expire in August 2004.

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

General Overview

We were formed on August 9, 1999 as a Delaware corporation. We began invoicing our customers for our services in April 2001. We provide  high-speed  Internet access service over our all-fiber facilities-based network to our customers for monthly fees. We call this our “on-net” service.  Our April 2, 2002 acquisition of certain assets of PSINet, Inc. added a new element to our operations in that in addition to our current high-speed on net Internet access business, we began operating a more traditional Internet service provider business, with lower speed connections provided by leased circuits obtained from telecommunications carriers (primarily local telephone companies). We call this our “off-net” service.

Resolution of default under Cisco Credit Facility. Prior to July 31, 2003 we were party to a $409 million credit facility with Cisco Systems Capital Corporation (“Cisco Capital”). The credit facility required compliance with certain financial and operational covenants. We violated certain of these financial covenants and from December 31, 2002 to July 31, 2003 we were in default and Cisco Capital could have accelerated the due date of the Company’s indebtedness.

On June 26, 2003, we reached an agreement with Cisco Capital and certain of our existing investors (the “Investors”) to restructure our indebtedness to Cisco Capital and to raise approximately $41.0 million through the sale of  preferred stock.  On July 31, 2003, we consummated the restructuring and the sale and issuance of preferred stock to the Investors.

In connection with the restructuring, we issued to Cisco Capital shares of our series F participating convertible preferred stock that are convertible into approximately 18% of the fully diluted shares of our common stock, and we made a cash payment to Cisco Capital of $20.0 million.  In return, Cisco Capital reduced our indebtedness from approximately $269.1 million ($262.8 million of principal and $6.3 million of accrued interest) to $17.0 million and returned warrants to purchase 0.8 million shares of our common stock.  In order to raise the capital necessary to complete the restructuring we sold to the Investors for $41.0 million, 41,030 shares of series G participating convertible preferred stock which are convertible into approximately 68% of the fully diluted shares of our common stock.

These transactions are more fully described in the “Liquidity and Capital Resources” Section of this Item.

Merger with Allied Riser Communications Corporation and Listing as a Public Company.  On August 28, 2001, we entered into an agreement to merge with Allied Riser Communications Corporation (“Allied Riser”). Allied Riser provided broadband data, voice and video communication services to small- and medium-sized businesses located in selected buildings in North America, including Canada. Upon the closing of the merger on February 4, 2002, we issued approximately 2.0 million shares, or 13.4% of our common stock, on a fully diluted basis as of that date, to the existing Allied Riser stockholders and became a public company listed on the American Stock Exchange. The acquisition of Allied Riser provided us with necessary in-building networks as well as pre-negotiated building access rights with building owners and real estate investment trusts across the United States and in Toronto, Canada and the operations of Shared Technologies of Canada (“STOC”).  STOC provides voice and on net and off net Internet access services in Toronto, Canada. The acquisition enabled us to accelerate our business plan and increase our footprint in the markets we serve.

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

Acquisition of Fiber Network Solutions Inc. (“FNSI”) Assets.  In February 2003, we acquired certain assets of FNSI in exchange for the issuance of options for 120,000 shares of our common stock and our agreement to assume certain of FNSI’s liabilities. The acquired assets include FNSI’s customer contracts and accounts receivable. Assumed liabilities include certain accounts payable, facilities leases, customer contractual commitments, capital lease obligations and note obligations. We believe that the FNSI acquisition has provided us with a revenue stream from a set of products that complement our PSINet off-net Internet service provider business.

Results of Operations

Three months ended June 30, 2003 compared to the three months ended June 30, 2002

Net Service Revenue.  Net service revenue for the three months ended June 30, 2003 was $15.5 million compared to $18.6 million for the three months ending June 30, 2002. The decrease in net service revenue is attributable to the reduction in the number of customers acquired in the PSINet acquisition purchasing the Company’s services more than offsetting the increase in revenue from customers purchasing our on-net Internet access service offerings and the increase in revenue for the customers acquired in the FNSI and Allied Riser acquisitions.  Revenue related to the acquired assets of PSINet and FNSI and the merger with Allied Riser have been included in the consolidated statements of operations from the dates of acquisition. The Allied Riser merger closed on February 4, 2002. The PSINet acquisition closed on April 2, 2002. The FNSI acquisition closed on February 28, 2003.

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

The cost of network operations was $12.3 million for the three months ended June 30, 2003 compared to $16.0 million for the three months ended June 30, 2002. The decrease was primarily due to the expiration of the transitional circuit and maintenance fees required to be paid for a seventy-five day period from the April 2, 2002 acquisition date under the PSINet asset purchase agreement, a decrease in circuit fees due to the reduction in the number of customers acquired in the PSINet acquisition purchasing our services and a decrease in fees associated with tenant license agreements acquired in the Allied Riser acquisition from the termination of many of these agreements.

Selling, General, and Administrative Expenses.  Selling, general and administrative expenses, or SG&A, primarily include salaries and related administrative costs. SG&A decreased to $8.0 million for the three months ended June 30, 2003 from $9.7 million for the three months ended June 30, 2002. SG&A for the three months ended June 30, 2003 and June 30, 2002 includes approximately $0.7 million and $0.9 million, respectively, of amortization of deferred compensation. SG&A for the three months ended June 30, 2003 and June 30, 2002 includes approximately $1.7 million and $0.6 million, respectively, of expense for the valuation allowance for doubtful accounts. SG&A expenses decreased primarily from a decrease in transitional activities associated with the PSINet and Allied Riser acquisitions, partially offset by an increase in the expense for the valuation allowance for doubtful accounts.  We capitalize the salaries and related benefits of employees directly involved with our construction activities. We began capitalizing these costs in July 2000 and will continue to capitalize these costs while our network is under construction. We capitalized $0.8 million of these costs for the three months ended June 30, 2003 and $1.3 million for the three months ended June 30, 2002.  The decline in capitalized costs is due to a decline in the percentage of time dedicated to construction activities and a decline in headcount in these areas.

Depreciation and Amortization.  Depreciation and amortization expenses include the depreciation of our property and equipment and the amortization of our intangible assets. Depreciation and amortization expense increased to $11.8 million for the three months ended June 30, 2003 from $8.4 million for the three months ended June 30, 2002. Depreciation expense related to property and equipment was approximately $9.3 million and $6.3 million, for the three months ended June 30, 2003 and June 30, 2002 respectively.  Depreciation expense increased because we had more capital equipment and indefeasible rights of use (“IRUs”) that are treated as capital leases in service in 2003 than in the same period in 2002. Amortization expense related to intangible assets for the three months ended June 30, 2003 and June 30, 2002 was approximately $2.5 million and $2.1 million, respectively.  Amortization expense increased because we had more intangible assets in 2003 than in the same period in 2002, primarily due to the acquisition of certain assets of FNSI.  We begin to depreciate our capital assets once the related assets are placed in service. We believe that future depreciation and amortization expense will continue to increase primarily due to additional equipment being placed in service and an increase in  IRUs as we continue our network expansion.

Interest Income and Expense.  Interest income relates to interest earned on our marketable securities including money market accounts, certificates of deposit and commercial paper. Interest income decreased to $0.3 million for the three months ended June 30, 2003 from $0.7 million for the three months ended June 30, 2002. The reduction in interest income resulted from a decrease in marketable securities and a reduction in interest rates.

Interest expense includes interest charged on our credit facility, capital lease agreements, the Allied Riser convertible subordinated notes and the amortization of deferred financing costs. Interest expense decreased to $6.5 million for the three months ended June 30, 2003 from $9.7 million for the three months ended June 30, 2002. The decrease in interest expense resulted from a decrease in interest expense from the Allied Riser convertible subordinated notes under the March 2003 settlement and exchange discussed below that eliminated approximately $107 million of the $117 million in face value of these notes, and to a lesser extent, a reduction in interest rates. We began borrowing under our credit facility in August 2000 and had borrowed $262.8 million at June 30, 2003. We capitalized $0.1 million of interest expense for the three months ended June 30, 2003 and $0.2 million for the three months ended June 30, 2002. We began capitalizing interest in July 2000 and will continue to capitalize interest expense while our network is under construction. Borrowings under the credit facility accrued interest at the three-month LIBOR rate, established at the beginning of each calendar quarter, plus a stated margin. We believe that future interest expense will decrease due to the July 31, 2003 cancellation of debt outstanding under our credit facility as discussed elsewhere in this Item.

Income Taxes.  We recorded no income tax expense or benefit for the three months ended June 30, 2003 or the three months ended June 30, 2002. Due to the uncertainty surrounding the realization of our net operating losses and our other deferred tax assets, we have recorded a valuation allowance for the full amount of our net deferred tax asset. For federal and state tax purposes, our net operating loss carry-forwards could be subject to certain limitations on annual utilization if certain changes in ownership were to occur as defined by federal and state tax laws. For federal and state tax purposes, our net operating loss carry-forwards acquired in the Allied Riser merger will be subject to certain limitations on annual utilization due to the change in ownership as defined by federal and state tax laws. Should we achieve profitability, our net deferred tax assets may be available to offset future income tax liabilities.

Under Section 108(a)(1)(B) of the Internal Revenue Code of 1986 gross income does not include any amount that would be includible in gross income by reason of the discharge of indebtedness to the extent that a non-bankrupt taxpayer is insolvent. Under Section 108(a)(1)(B) we believe that the gain on our debt restructuring for income tax purposes will not result in taxable income, however, our net operating loss carry-forwards are expected to be significantly reduced in connection with the restructuring gain.

Earnings Per Share.  Basic and diluted net (loss) per common share applicable to common stock was $(6.54) for the three months ended June 30, 2003 and $(7.18) for the three months ended June 30, 2002.  The weighted-average shares of common stock outstanding increased to 3.5 million shares for the three months ended June 30, 2003 from 3.4 million shares for the three months ended June 30, 2002.

For the three months ended June 30, 2003 the following securities were not included in the computation of earnings per share as they are anti-dilutive: options to purchase 1.1 million shares of common stock at a weighted-average exercise price of $3.68 per share, 102.0 million shares of preferred stock, which were convertible into 10.8 million shares of common stock, warrants for 0.8 million shares of common stock at a weighted average exercise price of  $17.65 per share and 0.1 million weighted average shares of common stock issuable on the conversion of the Allied Riser convertible subordinated notes.  For the months ended June 30, 2002, the following securities were not included in the computation of earnings per share as they are anti-dilutive: options to purchase 1.2 million shares of common stock at weighted-average exercise prices of $4.80 per share, 95.6 million shares of preferred stock, which were convertible into 10.1 million shares of common stock, warrants for 0.9 million shares of common stock and 0.2 million shares of common stock issuable on the conversion of the Allied Riser convertible subordinated notes

Six months ended June 30, 2003 compared to the six months ended June 30, 2002

Net Service Revenue.  Net service revenue for the six months ended June 30, 2003 was $29.8 million compared to $22.1 million for the six months ending June 30, 2002. The increase in net service revenue is attributable to the increase in revenue from customers purchasing our on-net Internet access service offerings and the increase in revenue from the customers acquired in the FNSI and Allied Riser acquisitions being greater than the revenue reduction from the reduction in the number of customers acquired in the PSINet acquisition purchasing the Company’s services.  Revenue related to the acquired assets of PSINet and FNSI and the merger with Allied Riser have been included in the consolidated statements of operations from the dates of acquisition. The Allied Riser merger closed on February 4, 2002. The PSINet acquisition closed on April 2, 2002. The FNSI acquisition closed on February 28, 2003.

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

•                                          building access agreement fees paid to landlords; and maintenance charges related to our nationwide fiber-optic intercity network and metro rings.

The cost of network operations was $23.0 million for the six months ended June 30, 2003 compared to $22.9 million for the six months ended June 30, 2002. Beginning with the April 2, 2002 PSINet acquisition, we incurred transitional circuit and maintenance fees that were required to be paid for a seventy-five day period under the PSINet asset purchase agreement and recurring circuit fees for providing this off-net Internet access service.  Recurring circuit fees decreased in the six months ended June 30, 2003 compared to the six months ended June 30, 2002 due to a reduction in the number of customers acquired in the PSINet acquisition purchasing the Company’s services partly offset from circuit fees associated with the February 28, 2003 FNSI acquisition.   Fees associated with tenant license agreements acquired in the Allied Riser acquisition decreased in the six months ended June 30, 2003 compared to the six months ended June 30, 2002 the termination of many of these agreements.

Selling, General, and Administrative Expenses.  Selling, general and administrative expenses, or SG&A, primarily include salaries and related administrative costs. SG&A decreased to $15.1 million for the six months ended June 30, 2003 from $16.4 million for the six months ended June 30, 2002. SG&A for the six months ended June 30, 2003 and June 30, 2002 includes approximately $1.4 million and $1.5 million, respectively, of amortization of deferred compensation. SG&A for the six months ended June 30, 2003 and June 30, 2002 includes approximately $2.2 million and $0.8 million, respectively, of expense for the valuation allowance for doubtful accounts. SG&A expenses decreased primarily from a decrease in transitional activities associated with the PSINet and Allied Riser acquisitions partially offset by an increase in the expense for the valuation allowance for doubtful accounts.  We capitalize the salaries and related benefits of employees directly involved with our construction activities. We began capitalizing these costs in July 2000 and will continue to capitalize these costs while our network is under construction. We capitalized $1.7 million of these costs for the six months ended June 30, 2003 and $2.7 million for the six months ended June 30, 2002.  The decline in capitalized costs is due to a decline in the percentage of time dedicated to construction activities and a decline in headcount in these areas.

Depreciation and Amortization.  Depreciation and amortization expenses include the depreciation of our property and equipment and the amortization of our intangible assets. Depreciation and amortization expense increased to $23.0 million for the six months ended June 30, 2003 from $15.0 million for the six months ended June 30, 2002. Depreciation expense related to property and equipment was approximately $18.3 million and $11.9 million, for the six months ended June 30, 2003 and June 30, 2002 respectively.  Depreciation expense increased because we had more capital equipment and IRUs in service in 2003 than in the same period in 2002. Amortization expense related to intangible assets for the six months ended June 30, 2003 and June 30, 2002 was approximately $4.8 million and $3.1 million, respectively.  Amortization expense increased because we had more intangible assets in 2003 than in the same period in 2002.  We begin to depreciate our capital assets once the related assets are placed in service. We believe that future depreciation and amortization expense will continue to increase primarily due to additional equipment being placed in service and an increase in IRUs as we expand our network.

Interest Income and Expense.  Interest income relates to interest earned on our marketable securities including money market accounts, certificates of deposit and commercial paper. Interest income decreased to $0.7 million for the six months ended June 30, 2003 from $1.9 million for the six months ended June 30, 2002. The reduction in interest income resulted from a decrease in marketable securities and a reduction in interest rates.

Interest expense includes interest charged on our credit facility, capital lease agreements, the Allied Riser convertible subordinated notes and the amortization of deferred financing costs. Interest expense decreased to $14.9 million for the six months ended June 30, 2003 from $16.8 million for the six months ended June 30, 2002. The decrease in interest expense resulted from a decrease in interest expense from the Allied Riser convertible subordinated notes under the March 2003 settlement and exchange discussed below which eliminated approximately $107 million of the $117 million in face value of these notes and to a lesser extent, a reduction in interest rates. We began borrowing under our credit facility in August 2000 and had borrowed $262.8 million at June 30, 2003. We capitalized $0.1 million of interest expense for the six months ended June 30, 2003 and $0.4 million for the six months ended June 30, 2002. We began capitalizing interest in July 2000 and will continue to capitalize interest expense while our network is under construction. Borrowings under the credit facility accrued interest at the six-month LIBOR rate, established at the beginning of each calendar quarter, plus a stated margin. We believe that future interest expense will decrease due to the July 31, 2003 cancellation of debt outstanding under our credit facility as discussed above.

Income Taxes.  We recorded no income tax expense or benefit for the six months ended June 30, 2003 or the six months ended June 30, 2002. Due to the uncertainty surrounding the realization of our net operating losses and our other deferred tax assets, we have recorded a valuation allowance for the full amount of our net deferred tax asset. For federal and state tax purposes, our net operating loss carry-forwards could be subject to certain limitations on annual utilization if certain changes in ownership were to occur as defined by federal and state tax laws. For federal and state tax purposes, our net operating loss carry-forwards acquired in the Allied Riser merger will be subject to certain limitations on annual utilization due to the change in ownership as defined by federal and state tax laws. Should we achieve profitability, our net deferred tax assets may be available to offset future income tax liabilities.

Settlement of Note holder Litigation and Gain on Note Exchange.  In January 2003, we entered into an exchange agreement and a settlement agreement with the holders of approximately $107 million in face value of convertible subordinated notes of our subsidiary, Allied Riser.  Pursuant to the exchange agreement, these note holders surrendered their notes, including accrued and unpaid interest thereon, in exchange for a cash payment of approximately $5.0 million, 3.4 million shares of our series D preferred stock and 3.4 million shares of our series E preferred stock. Pursuant to the settlement agreement, the note holders dismissed with prejudice litigation filed by the note holders in Delaware Chancery Court against Allied Riser in exchange for a cash payment of approximately $4.9 million and a general release from us.  These transactions closed in March 2003 when the agreed amounts were paid and the series D and series E preferred shares were issued. This settlement and exchange eliminated the approximately $107 million principal payment obligation due in June 2007, interest accrued since the December 15, 2002 interest payment, all future interest payment obligations on these notes and settled the note holder litigation in exchange for the total cash payments of approximately $9.9 million and the issuance of preferred stock. At issuance, this preferred stock was convertible into approximately 4.2% of our fully diluted common stock.

As of December 31, 2002, we had accrued the amount payable under the settlement agreement, net of the recovery of $1.5 million under our insurance policy. This resulted in a net expense of $3.5 million recorded in 2002. The $4.9 million payment under the settlement agreement was made in March 2003. We received the $1.5 million recovered under our insurance policy in April 2003.

The exchange agreement resulted in a gain of approximately $24.8 million recorded during the six months ended June 30, 2003.  The gain resulted from the difference between the $36.5 million net book value of the notes ($106.7 face value less the related unamortized discount of $70.2 million) and $2.0 million of accrued interest and the consideration of approximately $5.0 million in cash and the $8.5 million estimated fair market value for the series D and series E preferred stock less approximately $0.2 million of transaction costs.

Earnings Per Share.  Basic and diluted net (loss) per common share applicable to common stock was $(5.99) for the six months ended June 30, 2003 and $(14.02) for the six months ended June 30, 2002.  The weighted-average shares of common stock outstanding increased to 3.5 million shares for the six months ended June 30, 2003 from 3.0 million shares for the six months ended June 30, 2002 due primarily to the issuance of approximately 2.0 million shares of common stock to the Allied Riser shareholders on February 4, 2002. The Allied Riser merger resulted in an extraordinary gain of $4.5 million, or $1.49 per common share for the six months ended June 30, 2002. The loss per common share, excluding the impact of the extraordinary gain, was ($15.52) for the six months ended June 30, 2002.

For the six months ended June 30, 2002, the following securities were not included in the computation of earnings per share as they are anti-dilutive: options to purchase 1.2 million shares of common stock at weighted-average exercise prices of $4.80 per share, 95.6 million shares of preferred stock, which were convertible into 10.1 million shares of common stock, warrants for 0.9 million shares of common stock and 0.2 million shares of common stock issuable on the conversion of the Allied Riser convertible subordinated notes. For the six months ended June 30, 2003 the following securities were not included in the computation of earnings per share as they are anti-dilutive: options to purchase 1.1 million shares of common stock at a weighted-average exercise price of $3.68 per share, 102.0 million shares of preferred stock, which were convertible into 10.8 million shares of common stock, warrants for 0.8 million shares of common stock and 0.1 million weighted average shares of common stock issuable on the conversion of the Allied Riser convertible subordinated notes.

Liquidity and Capital Resources

Since our inception, we have primarily funded our operations and capital expenditures through private equity financing, capital lease obligations and equipment financing arrangements. As of June 30, 2003, we have raised $177 million of private equity funding, obtained a credit facility which allowed borrowings of up to $409.0 million, of which $267.5 million ($262.8 million of principal and $4.7 million of accrued interest) was outstanding, have capital lease obligations outstanding of approximately $61.1 million, and have approximately $10.2 million face value outstanding on the Allied Riser convertible subordinated notes. At June 30, 2003, our current cash and cash equivalents position and short-term investments totaled $7.0 million. Our cash and cash equivalents position and short-term investments on a pro-forma basis at June 30, 2003 totaled $27.1 million (See Note 1 to our Interim condensed consolidated financial statements).

Resolution of Default Under Cisco Credit Facility and Sale of Series F and Series G Preferred Stock. Prior to July 31, 2003

we were party to a $409 million credit facility with Cisco Systems Capital Corporation (“Cisco Capital”). The credit facility required compliance with certain financial and operational covenants. We violated certain of these financial covenants and from December 31, 2002 to July 31, 2003 we were in default and Cisco Capital could have accelerated the due date of our indebtedness.

On June 12, 2003, the Board of Directors unanimously adopted a resolution authorizing us to consummate a transaction with Cisco Capital and Cisco Systems, Inc. (“Cisco”) that would restructure our indebtedness to Cisco Capital as well as to offer and sell a new series of preferred stock to certain of our existing stockholders in order to acquire the cash needed to complete the restructuring. On June 26, 2003, our stockholders approved these transactions.

In order to complete the restructuring we entered into an agreement (the “Exchange Agreement”) with Cisco and Cisco Capital pursuant to which, among other things, Cisco and Cisco Capital agreed to cancel the principal amount of indebtedness plus accrued interest and return warrants exercisable for the purchase of 0.8 million shares of our common stock (the “Cisco Warrants”) in exchange for our cash payment of $20.0 million, the issuance of 11,000 shares of our series F participating convertible preferred stock, and the issuance of an amended and restated promissory note for the aggregate principal amount of $17.0 million.  At June 30, 2003 we were indebted to Cisco Capital for a total of $267.5 million ($262.8 million of principal and $4.7 million of accrued interest).  At the closing of the restructuring on July 31, 2003, we were indebted to Cisco Capital for a total of $269.1 million ($262.8 million of principal and $6.3 million of accrued interest).

In order to complete the restructuring we also entered into an agreement (the “Purchase Agreement”) with certain of our existing preferred stockholders (the “Investors”), pursuant to which we agreed to issue and sell to the Investors in several sub-series, 41,030 shares of our series G participating convertible preferred stock for $41.0 million in cash.

On July 31, 2003, we closed the transactions contemplated by the Exchange Agreement and the Purchase Agreement.  The closing of these transactions resulted in the following:

Under the Purchase Agreement:

•                                          we issued 41,030 shares of series G preferred stock in several sub-series for gross proceeds of $41.0 million;

•                                          our outstanding Series A, B, C, D and E participating convertible preferred stock was converted into approximately 10.8 million shares of common stock.

Under the Exchange Agreement:

•                                          we paid Cisco Capital $20.0 million in cash and issued to Cisco Capital 11,000 shares of series F participating convertible preferred stock;

•                                          amended and restated the credit facility as described below;

•                                          we issued to Cisco Capital a $17.0 million promissory note payable under the terms described below;

•                                          our default under the credit facility was eliminated;

•                                          the amount outstanding under the credit facility including accrued interest was cancelled;

•                                          our service provider agreement with Cisco was amended;

                and the Cisco Warrants were cancelled.

Settlement with Allied Riser Note Holders.  In January 2003, we entered into settlement and exchange agreements with the holders of approximately $107 million of face value of Allied Riser’s $117 million convertible subordinated notes. Pursuant to the exchange agreement, the note holders agreed to surrender their notes including accrued and unpaid interest in exchange for a cash payment of approximately $5.0 million and the issuance of 3.4 million shares of our series D preferred stock and 3.4 million shares of our series E preferred stock. Pursuant to the settlement agreement, the note holders agreed to dismiss with prejudice their litigation against Allied Riser, in exchange for a cash payment of approximately $4.9 million and a general release from us. These transactions closed in March 2003 when the approximately $9.9 million was paid and the preferred shares were issued. These settlement and exchange agreements eliminated the approximately $107 million principal payment obligation due in June 2007 interest accrued at a 7.5 percent annual rate since the last interest payment made on December 15, 2002, the future semi-annual interest payment obligations on these notes, and the note holder litigation in exchange for cash payments totaling $9.9 million and the issuance of preferred stock convertible at the time of its issuance into approximately 4.2% of our fully diluted common stock. After the exchange, approximately $10.2 million of Allied Riser notes remain outstanding.

Net Cash Used in Operating Activities.  Net cash used in operating activities was $18.8 million for the six months ended June 30, 2003 as compared to $17.0 million for the six months ended June 30, 2002. The net loss was $20.9 million for the six months ended June 30, 2003 and $42.5 million for the six months ended June 30, 2002. Net income for the six months ended June 30, 2003 includes a gain of $24.8 million related to the exchange of approximately $107 million face value Allied Riser subordinated convertible notes for cash and preferred stock discussed above. Net loss for the six months ended June 30, 2002 includes an extraordinary gain of $4.5 million related to the Allied Riser merger. Depreciation and amortization including amortization of debt discount and deferred compensation was of $27.2 million for the six months ended June 30, 2003, and $21.1 million for the six months ended June 30, 2002. Changes in current assets and liabilities resulted in a decrease to operating cash of $0.3 million for the six months ended

June 30, 2003 and a decrease in operating cash of $8.9 million for the six months ended June 30, 2002.

Net Cash Used in Investing Activities.  Net cash from investing activities was a negative $16.3 million for the six months ended June 30, 2003 as compared to a positive $21.3 million for the six months ended June 30, 2002. Purchases of property and equipment were $18.3 million for the six months ended June 30, 2003 and $35.0 million for the six months ended June 30, 2002. Sales of short-term investments were $2.7 million for the six months ended June 30, 2003. Investing activities for the six months ended June 30, 2002 included purchases of short-term investments of $1.1 million, the payment of $9.5 million related to the April 2002 acquisition of certain assets of PSINet, the payment of $3.6 million to acquire the minority interests of STOC, and $70.4 million of cash and cash equivalents acquired in the February 4, 2002 Allied Riser merger.

Net Cash Provided by Financing Activities.  Financing activities provided net cash of $1.4 million for the six months ended June 30, 2003 and $17.8 million for the six months ended June 30, 2002. We received proceeds from borrowing under our credit facility of $8.0 million for the six months ended June 30, 2003 and $18.7 million for the six months ended June 30, 2002. For the six months ended June 30, 2003 and June 30, 2002, we also borrowed $4.5 million and $6.8 million, respectively, to fund interest and fees related to our credit facility. The liquidation preference at June 30, 2003, of all classes of our preferred stock, was approximately $242.9 million. In connection with the Purchase Agreement, our outstanding Series A, B, C, D and E participating convertible preferred stock was converted into approximately 10.8 million shares of common stock. The liquidation preferences on our preferred stock issued under the Purchase Agreement and the Exchange Agreement discussed above require that at least $29.1 million will be paid to the holders of the series F preferred stock, at least $123.0 million will be paid to the holders of the series G preferred stock and at least $9.1 million will be paid to the holders of the series H preferred stock, after it is issued, before any payment is made to the holders of the our common stock. Principal repayments of capital lease obligations were $1.6 million and $1.1 million for the three months ended June 30, 2003 and June 30, 2002, respectively. Financing activities for the six months ended June 30, 2003 included a $5.0 million payment related to the exchange of certain Allied Riser subordinated convertible notes discussed above.

Credit Facility. In connection with the Exchange Agreement and the restructuring of our indebtedness to Cisco Capital we amended our credit facility with Cisco Capital (the “Amended and Restated Credit Agreement”). We closed our restructuring transaction and the Amended and Restated Credit Agreement became effective on July 31, 2003.

Under the Amended and Restated Credit Agreement our approximately $269.1 million ($262.8 million of principal and $6.3 million of accrued interest in indebtedness to Cisco Capital, was reduced to $17 million and Cisco Capital’s obligation to make additional loans to us was terminated. Additionally the Amended and Restated Credit Agreement eliminated the covenants related to our financial performance. Cisco Capital retained its senior security interest in substantially all of our assets except that we will be permitted to subordinate Cisco Capital’s security interest in our accounts receivable.

The restructured debt is evidenced by an amended and restated note (the “New Note”) for $17.0 million payable to Cisco Capital.  The New Note was issued under the amended and restated credit agreement that is to be repaid in three installments. No interest is accrued or payable on the New Note for the first 30 months unless we default under the terms of the Amended and Restated Credit Agreement. Principal and interest is paid as follows:  a $7.0 million principal payment is due after 30 months, a $5.0 million principal payment plus interest accrued is due in 42 months, and a final principal payment of $5.0 million plus interest is due in 54 months. When the New Note accrues interest, interest accrues at the 90-day LIBOR rate plus 4.5%.

The New Note is subject to mandatory prepayment in full, without prepayment penalty, upon the occurrence of the closing of any change in control of the Company, the completion of any equity financing or receipt of loan proceeds above $30.0 million, our achievement of four consecutive quarters of operating cash flow of at least $5.0 million, or our merger resulting in a combined entity with an equity value greater than $100 million, each of these events as defined in the agreement.  The debt is subject to partial mandatory prepayment in an amount equal to the lesser of $2 million or the amount raised if we raise less than $30 million in a future equity financing.

Product and Service Agreement with Cisco Systems.  As part of our restructuring of our credit facility with Cisco Capital our product and services agreement with Cisco Systems was amended. The amended agreement has no minimum purchase commitment but does have a requirement that we purchase Cisco equipment for its network equipment needs.  No financing is provided and we are required to pay Cisco in advance for any purchases.

As of June 30, 2003, our contractual cash obligations are as follows:

	Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(in thousands)
Contractual Cash Obligations
Long term debt (a)	$27,191	$—	$7,000	$20,191	$—
Capital lease obligations	110,617	8,254	12,888	11,512	77,963
Operating leases	170,825	20,263	37,954	30,603	82,005
Unconditional purchase obligations	29,551	1,757	3,146	3,146	21,502
Total contractual cash obligations	$338,184	$30,274	$60,988	$65,452	$181,470

(a)                                  reflects the amount due under the New Note

Future Capital Requirements.  Our future capital requirements will depend on a number of factors, including our success in increasing the number of customers using our services, our level of network expansion activities, regulatory changes, competition, technological developments, potential merger and acquisition activity and the economy’s ability to recover from the recent downturn. Management believes that if we are able to increase the number of customers using our services as planned, our current cash position would be sufficient to fund our operations until we generate more cash than we consume ("cash flow positive").  If we are unable to achieve revenue growth or if we have significant unplanned costs or cash requirements, we may need to raise additional funds through the issuance of debt or equity.  We cannot assure you that this financing will be available on terms favorable to us or our stockholders, or at all. Insufficient funds may require us to delay or scale back the number of buildings that we serve or require us to restructure our business. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders may result.

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

Recent Accounting Pronouncements

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The new guidance amends SFAS No. 133 for decisions made: (a) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS No. 133, (b) in connection with other Board projects dealing with financial instruments, and (c) regarding implementation issues raised in relation to the application of the definition of derivative. The amendments set forth in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003. The adoption of the provisions of SFAS No. 149 is not expected to have an impact on the Company’s results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. SFAS No. 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The Company does not have any financial instruments that meet the provisions of SFAS No. 150, therefore, adopting the provisions of SFAS No. 150 is not expected to have an impact on the Company’s results of operations or financial position.

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

•                                          We recognize service revenue when the services are performed, evidence of an arrangement exists, the fee is fixed and determinable and collection is probable. Service discounts and incentives related to telecommunications services are recorded as a reduction of revenue when granted or ratably over a contract period. Fees billed in connection with customer installations and other upfront charges are deferred and recognized ratably over the estimated customer life. Direct costs incurred for provisioning and installing a customer and sales and commission costs associated with acquiring the new customer are expensed as incurred.

•                                          We establish a valuation allowance for collection of doubtful accounts and other sales credit adjustments. Valuation allowances for sales credits are established through a charge to revenue, while valuation allowances for doubtful accounts are established through a charge to selling, general and administrative expenses. We assess the adequacy of these reserves monthly by evaluating general factors, such as the length of time individual receivables are past due, historical collection experience, the economic and competitive environment, and changes in the credit worthiness of our customers. As considered necessary, we also assess the ability of specific customers to meet their financial obligations to us and establish specific valuation allowances based on the amount we expect to collect from these customers. We believe that our established valuation allowances were adequate as of December 31, 2002 and June 30, 2003. If circumstances relating to specific customers change or economic conditions worsen such that our past collection experience and assessment of the economic environment are no longer valid, our estimate of the recoverability of our trade receivables could be changed. If this occurs, we adjust our valuation allowance in the period the new information is known.

•           We invoice certain customers for amounts contractually due for unfulfilled minimum contractual obligations. We recognize a corresponding sales allowance equal to this revenue resulting in the recognition of zero net revenue. We recognize net revenue as these billings are collected in cash. We vigorously seek payment for these amounts.

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

•                                          We estimate the fair market value of our equity securities which do not trade publicly based upon our most recent equity transaction for cash.

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

•                                          We review our long-lived assets, including property and equipment, and intangible assets with definite useful lives to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”). Pursuant to SFAS No. 144, impairment is determined by comparing the carrying value of these long-lived assets to our best estimate of future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. We believe that no impairment existed under SFAS No. 144 as of December 31, 2002 and June 30, 2003. In the event that there are changes in the planned use of our long-lived assets or our expected future undiscounted cash flows are reduced significantly, our assessment of our ability to recover the carrying value of these assets under SFAS No. 144 could change.

Because management’s best estimate of undiscounted cash flows generated from these assets exceeds their carrying value for each of the periods presented, no impairment pursuant to SFAS No. 144 exists. However, because of the significant difficulties confronting the telecommunications industry, management believes that currently the fair value of our long-lived assets including our network assets and IRU’s are significantly below the amounts we originally paid for them.

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

ITEM 3.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

All of our financial interests that are sensitive to market risk are entered into for purposes other than trading. Our primary market risk exposure is related to our marketable securities and our credit facility. We place our marketable securities investments in instruments that meet high credit quality standards as specified in our investment policy guidelines. Marketable securities were approximately $7.0 million at June 30, 2003, $6.3 million of which are considered cash equivalents and mature in 90 days or less and $0.7 million are short-term investments consisting of certificates of deposit. Approximately $0.7 million of these investments are restricted for collateral against letters of credit totaling $0.7 million.

We also own approximately $2.4 million of commercial paper investments ($ 0.7 million) and a Canadian treasury bill ($ 1.7 million) that are classified as other long-term assets.   These investments are restricted for collateral against letters of credit totaling approximately $2.4 million.

Prior to its amendment and restatement, our credit facility provided for secured borrowings at the 90-day LIBOR rate plus a specified margin based upon our leverage ratio, as defined in the agreement. The interest rate reset on a quarterly basis and was a weighted-average of 6.4% as of June 30, 2003. Borrowings were secured by a pledge of all of our assets. The credit facility was scheduled to mature on December 31, 2008. As described elsewhere in this report, we violated certain debt covenants under the credit facility. Accordingly, as of June 30, 2003 we were in default under the credit facility and the outstanding principal balance of approximately $267.5 million ($262.8 million of principal and $4.7 million of accrued interest) at June 30, 2003, may have been accelerated by Cisco Capital and made immediately due and payable.  However, as described in Item 2 effective on July 31, 2003 we restructured our debt with Cisco Capital and reduced the principal amount outstanding to $17.0 million.

The restructured debt is evidenced by an amended and restated note (the “New Note”) for $17.0 million payable to Cisco Capital.  The New Note was issued under the current credit agreement that is to be repaid in three installments. No interest is payable on the New Note for the first 30 months unless we default under the terms of the Amended and Restated Credit Agreement. Principal and interest is paid as follows:  a $7.0 million principal payment is due after 30 months, a $5.0 million principal payment plus interest accrued is due in 42 months, and a final principal payment of $5.0 million plus interest is due in 54 months. When the New Note accrues interest, interest accrues at the 90-day LIBOR rate plus 4.5%.

If market rates were to increase immediately and uniformly by 10% from the level at June 30, 2003, the change to our interest sensitive assets and liabilities would have an immaterial effect on our financial position, results of operations and cash flows over the next fiscal year. A 10% increase in the weighted-average interest rate for the six months ended June 30, 2003 would have increased our interest expense for the period by approximately $0.4 million.

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

As required by SEC Rule 13a-15(b), an evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules  13a-15(e) and 15d-15(e) under the Securities Exchange Act of  1934) as of the end of the period covered by this report. Based upon that evaluation, our management, including our principal executive officer and our principal financial officer, concluded that the design and operation of these disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

The Company generally accrues for the amounts invoiced by its providers of telecommunications services. Liabilities for telecommunications costs are generally reduced when the vendor acknowledges the reduction in its invoice and the credit is granted. In 2002, one vendor invoiced the Company for approximately $1.7 million in excess of what the Company believes is contractually due to the vendor. The Company intends to vigorously defend its position related to these charges.

PSINet Liquidating, LLC

On March 19, 2003 PSINet Liquidating LLC filed a motion in the United States Bankruptcy Court for the Southern District of New York seeking an order instructing us to return certain equipment and to cease using certain equipment. The motion relates to the asset purchase agreement under which we purchased through the bankruptcy process certain assets from the estate of PSINet, Inc. The PSINet estate is alleging that we failed to make available for pick-up and failed to return all of the equipment that we were obligated to return under the terms of the asset purchase agreement and that we were in some cases making use of that equipment in violation of the agreement. On May 7, 2003 we agreed with the PSINet estate on a mechanism for identifying equipment that still must be returned and determining the compensation for any unreturned equipment.  The bankruptcy court has approved the agreement and we have funded a $600,000 escrow account related to this matter to resolve the potential remaining obligations for unreturned equipment.  We are in the process of identifying and returning equipment that still must be returned, and determining what, if any, amount will need to be released from the escrow account to the PSINet estate.

We are involved in other legal proceedings in the normal course of our business.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

At various times during the three months ended June 30, 2003, we granted to employees options to purchase an aggregate of 13,200 shares of common stock with a weighted average exercise price of $0.63 per share.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

As discussed in greater detail in the “Liquidity and Capital Resources” section of Part I, Item 2,  prior to July 31, 2003 we were party to a $409 million credit facility with Cisco Systems Capital Corporation (“Cisco Capital”). The credit facility with Cisco Capital required compliance with certain financial and operational covenants. We violated the debt covenants related to minimum net revenues for the fourth quarter of 2002 and certain subsequent financial covenants.  Accordingly, from December 31, 2002 to July 31,

2003 we were in default and Cisco Capital could have accelerated the loan payments and made the outstanding balance of due and payable. However, as described above we have concluded a transaction with Cisco Capital that has eliminated the default as of July 31, 2003.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On June 12, 2003, we held our 2003 Annual Meeting of Stockholders in Washington, D.C. Only holders of record of our common stock and Series A, B and C preferred stock on the record date of April 14, 2003 were entitled to vote at the Annual Meeting.

The following nominees were elected to our board of directors, each to hold office until his or her successor is elected and qualified, by the vote set forth below:

Name	For	Withheld

James Wei (1)	2,350,000	0
Edward Glassmeyer (2)	1,426,255	0

(1) The votes cast in Mr. Wei’s election amount to 90.38% of the total number of votes entitled to be cast in his election.

(2)The votes cast in Mr. Glassmeyer’s election amount to 56.75% of the total number of votes entitled to be cast in his election.

No other matters were voted upon at the Annual Meeting.

The following are the names of each of our other directors whose term of office as a director continued after the meeting:  David Schaeffer (Chairman), H. Helen Lee, and Erel Margalit.

On June 26, 2003 stockholders representing 10,211,509 shares, and a majority of the total shares authorized to vote on such matters approved by written consent the restructuring transactions in which we issued preferred stock to investors and Cisco Capital and restructured our debt to Cisco Capital. The characteristics of the two new series of preferred stock and the restructuring of the debt to Cisco Capital are described in Note 1 to our interim financial statements.  The stockholders also approved the issuance of a new series of preferred stock to our management and employees and the 2003 Incentive Award Plan of Cogent Communications Group, Inc. pursuant to which such preferred stock will be awarded.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits

Exhibit Number	Description

3.1	Fourth Amended and Restated Certificate of Incorporation of Cogent Communications Group, Inc., dated July 31, 2003 and filed herewith.

3.2

Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of Series F Participating Convertible Preferred Stock of Cogent Communications Group, Inc., dated July 31, 2003 and filed herewith.

3.3

Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of Series G-1 Participating Convertible Preferred Stock of Cogent Communications Group, Inc., dated July 31, 2003 and filed herewith.

3.4

Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of Series G-2 Participating Convertible Preferred Stock of Cogent Communications Group, Inc., dated July 31, 2003 and filed herewith.

3.5

Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of Series G-3 Participating Convertible Preferred Stock of Cogent Communications Group, Inc., dated July 31, 2003 and filed herewith.

3.6

Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of Series G-4 Participating Convertible Preferred Stock of Cogent Communications Group, Inc., dated July 31, 2003 and filed herewith.

3.7

Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of Series G-5 Participating Convertible Preferred Stock of Cogent Communications Group, Inc., dated July 31, 2003 and filed herewith.

3.8

Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of Series G-6 Participating Convertible Preferred Stock of Cogent Communications Group, Inc., dated July 31, 2003 and filed herewith.

3.9

Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of Series G-7 Participating Convertible Preferred Stock of Cogent Communications Group, Inc., dated July 31, 2003 and filed herewith.

3.10

Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of Series G-8 Participating Convertible Preferred Stock of Cogent Communications Group, Inc., dated July 31, 2003 and filed herewith.

3.11

Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of Series G-9 Participating Convertible Preferred Stock of Cogent Communications Group, Inc., dated July 31, 2003 and filed herewith.

3.12

Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of Series G-10 Participating Convertible Preferred Stock of Cogent Communications Group, Inc., dated July 31, 2003 and filed herewith.

3.13

Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of Series G-11 Participating Convertible Preferred Stock of Cogent Communications Group, Inc., dated July 31, 2003 and filed herewith.

3.14	Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights and

Qualifications, Limitations and Restrictions of Series G-12 Participating Convertible Preferred Stock of Cogent Communications Group, Inc., dated July 31, 2003 and filed herewith.

3.15

Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of Series G-13 Participating Convertible Preferred Stock of Cogent Communications Group, Inc., dated July 31, 2003 and filed herewith.

3.16

Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of Series G-14 Participating Convertible Preferred Stock of Cogent Communications Group and filed herewith, Inc., dated July 31, 2003 and filed herewith.

3.17

Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of Series G-15 Participating Convertible Preferred Stock of Cogent Communications Group, Inc., dated July 31, 2003 and filed herewith.

3.18

Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of Series G-16 Participating Convertible Preferred Stock of Cogent Communications Group, Inc., dated July 31, 2003 and filed herewith.

3.19

Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of Series G-17 Participating Convertible Preferred Stock of Cogent Communications Group, Inc., dated July 31, 2003 and filed herewith.

3.20

Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of Series G-18 Participating Convertible Preferred Stock of Cogent Communications Group, Inc., dated July 31, 2003 and filed herewith.

3.21

Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of Series H Participating Convertible Preferred Stock of Cogent Communications Group, Inc., dated July 31, 2003 and filed herewith.

10.1

Second Amended and Restated Stockholders Agreement of Cogent Communications Group, Inc., dated as of July 31, 2003, (previously filed as 10.1 to our Report on Form 8-K filed on August 7, 2003, and incorporated herein by reference).

10.2

Third Amended and Restated Registration Rights Agreement of Cogent Communications Group, Inc., dated July 31, 2003 (previously filed as 10.2 to our Report on Form 8-K filed on August 7, 2003, and incorporated herein by reference).

10.3

Exchange Agreement, dated as of June 26, 2003, by and among Cogent Communications Group, Inc., Cogent Communications, Inc., Cogent Internet, Inc., Cisco Systems, Inc. and Cisco Systems Capital Corporation, (previously filed as 10.3 to our Report on Form 8-K filed on August 7, 2003, and incorporated herein by reference).

10.4

Participating Convertible Preferred Stock Purchase Agreement, dated as of June 26, 2003, by and among Cogent Communications Group, Inc. and each of the several Investors signatory thereto (previously filed as 10.3 to our Report on Form 8-K filed on August 7, 2003, and incorporated herein by reference).

10.5

Third Amended and Restated Credit Agreement, dated as of July 31, 2003, by and among Cogent Communications, Inc., Cogent Internet, Inc., Cisco Systems Capital Corporation, and the other Lenders party thereto, filed herewith.

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer

32.2	Certification of Chief Financial Officer

(b) Reports on Form 8-K

On June 23, 2003, we filed a report on Form 8-K under Item 9 including our press release of June 19, 2003, announcing that we had reached an agreement to restructure our indebtedness to Cisco Systems Capital Corporation and an agreement with a group of private investors to raise $41 million in new funding through the issuance of privately placed equity.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2003	COGENT COMMUNICATIONS GROUP, INC.

	By:	/s/ David Schaeffer
Name: David Schaeffer Title: Chairman of the Board and Chief Executive Officer

Date: August 14, 2003	By:	/s/ Helen Lee
Name: Helen Lee Title: Chief Financial Officer

Date: August 14, 2003	By:	/s/ Thaddeus G. Weed
Name: Thaddeus G. Weed Title: Vice President and Controller