Form 10-Q
period 2003-09-30
COGENT COMMUNICATIONS GROUP INC
filed 2003-11-14
CIK 1158324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

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

Common Stock, $.001 par value 13,071,349 Shares Outstanding as of November 12, 2003

INDEX

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets of Cogent Communications Group, Inc., and Subsidiaries as of December 31, 2002 and September 30, 2003

Condensed Consolidated Statements of Operations of Cogent Communications Group, Inc., and Subsidiaries for the Three Months Ended September 30, 2002 and September 30, 2003

Condensed Consolidated Statements of Operations of Cogent Communications Group, Inc., and Subsidiaries for the Nine Months Ended September 30, 2002 and September 30, 2003

Condensed Consolidated Statements of Cash Flows of Cogent Communications Group, Inc., and Subsidiaries for the Nine Months Ended September 30, 2002 and September 30, 2003

Notes to Interim Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Changes in Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 6	Exhibits and Reports on Form 8-K

SIGNATURES

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

	December 31, 2002	September 30, 2003
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$39,314	$11,031
Short term investments ($851 and $456 restricted, respectively)	3,515	8,531
Accounts receivable, net of allowance for doubtful accounts of $2,023 and $2,717, respectively	5,516	5,694
Prepaid expenses and other current assets	2,781	2,531
Total current assets	51,126	27,787
Property and equipment:
Property and equipment	365,831	394,677
Accumulated depreciation and amortization	(43,051)	(73,849)
Total property and equipment, net	322,780	320,828
Intangible assets:
Intangible assets	23,373	26,780
Accumulated amortization	(8,718)	(16,050)
Total intangible assets, net	14,655	10,730
Other assets ($4,431 and $2,639 restricted, respectively)	19,116	4,862
Total assets	$407,677	$364,207

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,830	$8,172
Accrued liabilities	18,542	9,336
Cisco credit facility (Note 1)	250,305	—
Current maturities, capital lease obligations	3,505	3,734
Total current liabilities	280,182	21,242
Convertible subordinated notes, net of discount of $78,140 and $6,289 (Note 7)	38,840	3,902
Cisco note payable (Note 1)	—	17,842
Capital lease obligations, net of current	55,280	57,522
Other long-term liabilities	749	628
Total liabilities	375,051	101,136

Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, Series A, $0.001 par value; 26,000,000 shares authorized, issued, and outstanding in 2002; none at September 30, 2003	25,892	—
Convertible preferred stock, Series B, $0.001 par value; 20,000,000 shares authorized; 19,370,223 shares issued and outstanding in 2002; none at September 30, 2003	88,009	—
Convertible preferred stock, Series C, $0.001 par value; 52,173,463 shares authorized; 49,773,402 shares issued and outstanding in 2002; none at September 30, 2003	61,345	—
Convertible preferred stock, Series F, $0.001 par value; 11,000 shares authorized, issued and outstanding at September 30, 2003; liquidation preference of $11,000	—	10,904
Convertible preferred stock, Series G, $0.001 par value; 41,030 shares authorized, issued and outstanding at September 30, 2003; liquidation preference of $123,000	—	40,787
Common stock, $0.001 par value; 21,100,000 shares authorized; 3,483,838 shares issued and outstanding in 2002; 395,000,000 shares authorized; 14,259,563 shares issued and outstanding at September 30, 2003	4	14
Additional paid-in capital	49,199	232,461
Deferred compensation	(6,024)	(3,153)
Stock purchase warrants	9,012	764
Accumulated other comprehensive (loss) income	(44)	481
Accumulated deficit	(194,767)	(19,187)
Total stockholders’ equity	32,626	263,071
Total liabilities and stockholders’ equity	$407,677	$364,207

The accompanying notes are an integral part of these condensed consolidated balance sheets.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2003

(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended September 30, 2002	Three Months Ended September 30, 2003
	(Unaudited)	(Unaudited)

Net service revenue	$15,960	$15,148
Operating expenses:
Network operations (including $56 and $53 of amortization of deferred compensation, respectively)	14,243	12,067
Selling, general, and administrative (including $798 and $702 of amortization of deferred compensation, respectively)	9,654	7,014
Depreciation and amortization	8,938	11,968
Total operating expenses	32,835	31,049
Operating loss	(16,875)	(15,901)
Gain – Cisco credit facility troubled debt restructuring (Note 1)	—	215,432
Interest income and other	226	199
Interest expense	(8,760)	(3,268)
Net (loss) income	$(25,409)	$196,462
Beneficial conversion charge (Note 1)	—	(52,000)
Net (loss) income available to common shareholders	$(25,409)	$144,462

Net (loss) income per common share:
Basic net (loss) income per common share	$(7.34)	$18.48
Beneficial conversion charge	$—	$(4.89)
Basic net (loss) income per common share available to common shareholders	$(7.34)	$13.59
Diluted net (loss) income per common share	$(7.34)	$0.86
Beneficial conversion charge	$—	$(0.23)
Diluted net (loss) per common share available to common shareholders	$(7.34)	$0.63

Weighted-average common shares – basic	3,463,995	10,628,612
Weighted-average common shares – diluted	3,463,995	228,595,536

The accompanying notes are an integral part of these condensed consolidated statements.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2003

(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

	Nine Months Ended September 30, 2002	Nine Months Ended September 30, 2003
	(Unaudited)	(Unaudited)

Net service revenue	$38,079	$44,899
Operating expenses:
Network operations (including $180 and $161 of amortization of deferred compensation, respectively)	37,158	35,088
Selling, general, and administrative (including $2,313 and $2,141 of amortization of deferred compensation, respectively)	26,021	22,155
Depreciation and amortization	23,981	35,006
Total operating expenses	87,160	92,249
Operating loss	(49,081)	(47,350)
Gain – Cisco credit facility troubled debt restructuring (Note 1)	—	215,432
Gain – Allied Riser note exchange (Note 7)	—	24,802
Interest income and other	2,136	908
Interest expense	(25,512)	(18,212)
(Loss) income before extraordinary item	$(72,457)	$175,580
Extraordinary gain — Allied Riser merger	4,528	—
Net (loss) income	$(67,929)	$175,580
Beneficial conversion charge (Note 1)	—	(52,000)
Net (loss) income available to common shareholders	$(67,929)	$123,580

Net (loss) income per common share:
(Loss) income before extraordinary item	$(22.80)	$29.80
Extraordinary gain	1.42	—
Basic net (loss) income per common share	$(21.38)	$29.80
Beneficial conversion charge	$—	$(8.83)
Basic net (loss) income per common share available to common shareholders	$(21.38)	$20.98
Diluted net (loss) income per common share – before extraordinary item	$(22.80)	$2.03
Extraordinary gain	$1.42	$—
Diluted net loss per common share	$(21.38)	$2.03
Beneficial conversion charge	$—	$(0.60)
Diluted net (loss) per common share available to common shareholders	$(21.38)	$1.43

Weighted-average common shares – basic	3,177,577	5,891,601
Weighted-average common shares – diluted	3,177,577	86,363,131

The accompanying notes are an integral part of these condensed consolidated statements.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2003

(IN THOUSANDS)

	Nine Months Ended September 30, 2002	Nine Months Ended September 30, 2003
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net (loss) income	$(67,929)	$175,580
Adjustments to reconcile net (loss) income to net cash used in operating activities —
Extraordinary gain — Allied Riser merger	(4,528)	—
Gain — Cisco credit facility troubled debt restructuring	—	(215,432)
Gain — Allied Riser note exchange	—	(24,802)
Depreciation and amortization	23,981	35,006
Amortization of debt costs	1,988	1,359
Amortization of debt discount — convertible notes	4,481	1,622
Amortization of deferred compensation	2,493	2,302
Changes in assets and liabilities:
Accounts receivable	(3,066)	84
Prepaid expenses and other current assets	3,125	(876)
Other assets	(2,693)	1,001
Accounts payable, accrued and other liabilities	15,340	677
Net cash used in operating activities	(26,808)	(23,479)
Cash flows from investing activities:
Purchases of property and equipment	(56,872)	(21,068)
Purchases of short term investments	(667)	(5,016)
Purchase of PSINet assets	(9,450)	(700)
Purchase of STOC minority interests	(3,617)	—
Purchase of intangible assets	(167)	—
Acquired cash and cash equivalents — Allied Riser merger	70,431	—
Net cash used in investing activities	(341)	(26,784)
Cash flows from financing activities:
Borrowings under Cisco credit facility	31,914	8,005
Exchange agreement payment — Allied Riser notes	—	(4,997)
Exchange agreement payment — Cisco credit facility restructuring	—	(20,000)
Proceeds from issuance of Series G preferred stock, net	—	40,630
Repayment of capital lease obligations	(2,102)	(2,183)
Net cash provided by financing activities	29,812	21,455
Effect of exchange rate changes on cash	(11)	525
Net increase (decrease) in cash and cash equivalents	2,652	(28,283)
Cash and cash equivalents, beginning of period	49,017	39,314
Cash and cash equivalents, end of period	$51,669	$11,031
Supplemental disclosures of cash flow information:
Cash paid for interest	$10,438	$2,959
Cash paid for income taxes	—	—
Non-cash financing activities —
Capital lease obligations incurred	26,700	4,654
Borrowing under credit facility for payment of loan costs and interest	10,331	4,502

Exchange Agreement with Cisco Capital (See Note 1)

Conversion of preferred stock under Purchase Agreement (See Note 1)

Allied Riser Merger
Fair value of assets acquired	$74,535
Less: valuation of common stock, options & warrants issued	(10,967)
Less: extraordinary gain	(4,528)
Fair value of liabilities assumed	$59,040
PSINet acquisition
Fair value of assets acquired	$17,302
Less: cash paid	(9,450)
Fair value of liabilities assumed	$7,852

The accompanying notes are an integral part of these condensed consolidated statements

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2002, and 2003

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited condensed consolidated financial statements reflect all normal recurring adjustments that the Company considers necessary for the fair presentation of the results of operations and cash flows for the interim periods covered, and of the financial position of the Company at the date of the interim condensed consolidated balance sheet. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. While the Company believes that the disclosures made are adequate to not make the information misleading, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes in the Company’s Annual Report on Form 10-K.

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

Troubled Debt Restructuring and Sale of Preferred Stock

Prior to July 31, 2003, the Company was party to a $409 million credit facility with Cisco Systems Capital Corporation (“Cisco Capital”). The credit facility required compliance with certain financial and operational covenants. The Company violated a financial debt covenant for the fourth quarter of 2002 and certain subsequent financial covenant covenants.  Accordingly, since December 31, 2002, the Company was in default and Cisco Capital was able to accelerate the loan payments and make the outstanding balance immediately due and payable.

On June 12, 2003, the Board of Directors approved a transaction with Cisco Systems, Inc. (“Cisco”) and Cisco Capital that restructured the Company’s indebtedness to Cisco Capital and approved an offer to sell a new series of preferred stock to certain of the Company’s existing stockholders.  The sale of the new series of preferred stock was required to obtain the cash needed to complete the restructuring. On June 26, 2003, the Company’s stockholders approved these transactions.

In order to restructure the Company’s credit facility the Company entered into an agreement (the “Exchange Agreement”) with Cisco and Cisco Capital pursuant to which, among other things, Cisco and Cisco Capital agreed to cancel the principal amount of indebtedness plus accrued interest and return warrants exercisable for the purchase of 0.8 million shares of Common Stock (the “Cisco Warrants”) in exchange for a cash payment by the Company of $20 million, the issuance of 11,000 shares of the Company’s Series F participating convertible preferred stock, and the issuance of an amended and restated promissory note (the “Amended and Restated Cisco Note”) for an  aggregate principal amount of $17.0 million.  The Exchange Agreement provides that the entire debt to Cisco Capital is reinstated if Cisco Capital is forced to disgorge the payment received under the Exchange Agreement.  Immediately prior to the closing of the Exchange Agreement on July 31, 2003, the Company was indebted to Cisco Capital for a total of $269.1 million ($262.8 million of principal and $6.3 million of accrued interest).

This transaction has been accounted for as  a troubled debt restructuring under Statement of Financial Accounting Standards (“SFAS”) No.15, “Accounting by Debtors and Creditors of Troubled Debt Restructurings”.  Under SFAS No. 15, the Amended and Restated Cisco Note was recorded at its principal amount plus the total estimated future interest payments.  Interest payments begin in the 31st month and accrue at ninety day LIBOR plus 4.5%. No interest is payable, nor does interest accrue on the Amended and Restated Cisco Note for the first 30 months, unless the Company defaults under the terms of the Amended and Restated Credit Agreement.

In order to restructure the Company’s credit facility the Company also entered into an agreement (the “Purchase Agreement”) with certain of the Company’s existing preferred stockholders (the “Investors”), pursuant to which the Company agreed to issue and sell to the Investors in several sub-series, 41,030 shares of the Company’s Series G participating convertible preferred stock for $41.0 million in cash.

On July 31, 2003, the Company, Cisco Capital, Cisco and the Investors closed the Exchange Agreement and the Purchase Agreement.  The closing of these transactions resulted in the following:

Under the Purchase Agreement:

•                                          The Company issued 41,030 shares of Series G preferred stock in several sub-series for gross cash proceeds of $41.0 million;

•                                          The Company’s outstanding Series A, B, C, D and E participating convertible preferred stock (“Existing Preferred Stock”) were converted into approximately 10.8 million shares of common stock.

Under the Exchange Agreement:

•                                          The Company paid Cisco Capital $20.0 million in cash and issued to Cisco Capital 11,000 shares of Series F participating convertible preferred stock;

•                                          The Company issued to Cisco Capital a $17.0 million promissory note payable;

•                                          The default under the credit facility was eliminated;

•                                          The amount outstanding under the credit facility including accrued interest was cancelled;

•                                          The service provider agreement with Cisco was amended;

•                                          The Cisco Warrants were cancelled.

The conversion of the Company’s existing preferred stock into a total of 10.8 million shares of $0.001 par value common stock is detailed below. The conversion resulted in the elimination of the book values of the Series A, Series B, Series C, Series D and Series E preferred stock and a corresponding increase to common stock of $11,000 and an increase to additional paid in capital of $183.7 million.

Existing Preferred	Shares outstanding	Conversion Ratio	Common Conversion

Series A	26,000,000	0.10000	2,600,000
Series B	19,362,531	0.12979	2,513,127
Series C	49,773,402	0.10000	4,977,340
Series D	3,426,293	0.10000	342,629
Series E	3,426,293	0.10000	342,629

TOTAL	101,988,519		10,775,725

The gain resulting from the retirement of the amounts outstanding under the credit facility under the Exchange Agreement was determined as follows (in thousands):

Cash paid	$20,000
Issuance of Series F Preferred Stock	11,000
Amended and Restated Cisco Note, principal plus future interest	17,842
Transaction costs	1,167
Total consideration	50,009

Amount outstanding under the credit facility	(262,812)
Interest accrued under the credit facility	(6,303)
Book value of cancelled warrants	(8,248)
Book value of unamortized credit facility loan costs	11,922
Gain from Exchange Agreement	$(215,432)

On a basic income and diluted income per share basis the gain was $20.27 and $0.94, and $36.57 and $2.49 for the three and nine months ended September 30, 2003, respectively.

Under Section 108(a)(1)(B) of the Internal Revenue Code of 1986 gross income does not include amounts that would be includible in gross income by reason of the discharge of indebtedness to the extent that a non-bankrupt taxpayer is insolvent. Under Section 108(a)(1)(B) the Company believes that the gain for income tax purposes will not result in taxable income.

Beneficial conversion charge

A beneficial conversion charge of $52.0 million was recorded on July 31, 2003 since the conversion prices on the Series F and Series G convertible preferred stock at issuance were less than the trading price of the Company’s common stock on that date.

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

International operations

The Company began recognizing revenue from operations in Canada through its wholly owned subsidiary, ARC Canada effective with the closing of the Allied Riser merger on February 4, 2002. All revenue is reported in United States dollars. Revenue for ARC Canada for the period from February 4, 2002 to September 30, 2002 and the nine months ended September 30, 2003 was approximately $3.1 million and $4.0 million, respectively. ARC Canada’s total consolidated assets were approximately $7.5 million at December 31, 2002 and $10.5 million at September 30, 2003.

Financial instruments

The Company is party to letters of credit totaling $3.0 million as of September 30, 2003. Securing these letters of credit are certificates of deposit and a treasury bill totaling $3.1 million that are included in short-term investments and other assets.  No claims have been made against these financial instruments. Management does not expect any losses from the resolution of these financial instruments and is of the opinion that the fair value is zero since performance is not likely to be required.

At December 31, 2002 and September 30, 2003, the carrying amount of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and accrued expenses approximated fair value because of the short maturity of these instruments. The Allied Riser convertible subordinated notes remaining after the note exchange discussed in Note 7, have a face value of $10.2 million. These notes with a $10.2 million face value were recorded at their fair value of approximately $2.9 million at the merger date when they were trading at $280 per $1,000. The discount is accreted to interest expense through the maturity date.

Revenue recognition

Net revenues from telecommunication services are recognized when the services are performed, evidence of an arrangement exists, the fee is fixed and determinable and collection is probable. Service discounts and incentives related to telecommunication services are recorded as a reduction of revenue when granted or ratably over the estimated customer life. Fees billed in connection with customer installations and other upfront charges are deferred and recognized ratably over the estimated customer life.

The Company establishes a valuation allowance for collection of doubtful accounts and other sales credit adjustments. Valuation allowances for sales credits are established through a charge to revenue, while valuation allowances for doubtful accounts are established through a charge to selling, general and administrative expenses. The Company assesses the adequacy of these reserves monthly by evaluating general factors, such as the length of time individual receivables are past due, historical collection experience, the economic and competitive environment, and changes in the credit worthiness of its customers. The Company believes that its established valuation allowances were adequate as of December 31, 2002 and September 30, 2003. If circumstances relating to specific customers change or economic conditions worsen such that the Company’s past collection experience and assessment of the economic environment are no longer relevant, the Company’s estimate of the recoverability of its trade receivables could be further reduced.

The Company invoices certain customers for amounts contractually due for unfulfilled minimum contractual obligations and recognizes a corresponding sales allowance equal to this revenue resulting in the recognition of zero net revenue. The Company recognizes net revenue as these billings are collected in cash. The Company vigorously seeks payment of these amounts.

Accumulated comprehensive (loss) income

Statement of Financial Accounting Standard (“SFAS”) No. 130, “Reporting of Comprehensive Income” requires “comprehensive income” and the components of “other comprehensive income” to be reported in the financial statements and/or notes thereto (amounts in thousands).

	Three months ended September 30, 2002	Three months ended September 30, 2003	Nine months ended September 30, 2002	Nine months ended September 30, 2003
Net (loss) income	$(25,409)	$196,462	$(67,929)	$175,580
Currency translation	(180)	(39)	(12)	525
Accumulated comprehensive (loss) income	$(25,589)	$196,423	$(67,941)	$176,105

Long-lived assets

The Company’s long-lived assets include property and equipment and identifiable intangible assets to be held and used. These long-lived assets are currently reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed pursuant to Statement of Financial Accounting Standards “(SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Pursuant to SFAS No. 144, impairment is determined by comparing the carrying value of these long-lived assets to management’s probability weighted estimate of the future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. The cash flow projections used to make this assessment are consistent with the cash flow projections that management uses internally to assist in making key decisions. In the event an impairment exists, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset, which is generally determined by using quoted market prices or valuation techniques such as the discounted present value of expected future cash flows, appraisals, or other pricing models. As of December 31, 2002 and September 30, 2003, we tested our long-lived assets for impairment. Management believes that no such impairment existed in accordance with SFAS No. 144 as of December 31, 2002 and September 30, 2003. In the event that there are changes in the planned use of the Company’s long-term assets or the Company’s expected future undiscounted cash flows are reduced significantly, the Company’s assessment of its ability to recover the carrying value of these assets under SFAS No. 144 could change.

Because the Company’s best estimate of undiscounted cash flows generated from these assets exceeds their carrying value for each of the periods presented, no impairment pursuant to SFAS No. 144 exists. However, because of the significant difficulties confronting the telecommunications industry, the Company believes that the current  fair values of its long-lived assets including its network assets and IRU’s are significantly below the amounts the Company originally paid for them.

Stock-based compensation

The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As such, compensation expense related to fixed employee stock options is recorded only if on the date of grant the fair value of the underlying stock exceeds the option’s exercise price.

The following table illustrates the effect on net income and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” as required by Statement of Financial Accounting Standards (“SFAS”) No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure” (in thousands except share and per share amounts):

	Three months ended September 30, 2002	Three months ended September 30, 2003	Nine months ended September 30, 2002	Nine months ended September 30, 2003
Net (loss) income as reported	$(25,409)	$196,462	$(67,929)	$175,580

Add: stock based employee compensation expense included in reported net loss, net of related tax effects	854	755	2,493	2,302
Deduct: stock based employee compensation expense determined under the fair value based method, net of related tax effects	(1,157)	(984)	(3,637)	(2,955)
Pro forma net loss	$(25,712)	$196,233	$(69,073)	174,927
Net loss per share as reported – basic	$(7.34)	$18.48	$(21.38)	$29.80
Pro forma net loss per share — basic	$(7.42)	$18.46	$(21.74)	$29.69
Net loss per share as reported –diluted	$(7.34)	$0.86	$(21.38)	$2.03
Pro forma net loss per share – diluted	$(7.42)	$0.86	$(21.74)	$2.03

The weighted-average per share grant date fair value of options granted was $1.16 and $2.16 for the three months ended September 30, 2002 and September 30, 2003, respectively. The fair value of these options was estimated at the date of grant with the following weighted-average assumptions for the three months ended September 30, 2002 —an average risk-free rate of 3.5 percent, a dividend yield of 0 percent, an expected life of 5.0 years and an expected volatility of 160 percent and for the three months ended September 30, 2003 —an average risk-free rate of 3.5 percent, a dividend yield of 0 percent, an expected life of 5.0 years and an expected volatility of 197 percent.

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

For the three and nine months ended September 30, 2002, the following securities were not included in the computation of earnings per share as they are anti-dilutive: options to purchase 1.1 million shares of common stock at weighted-average exercise prices of $4.62 per share, 95.2 million shares of preferred stock, which were convertible into 10.1 million shares of common stock, warrants for 0.9 million shares of common stock and 0.2 million shares of common stock issuable on the conversion of the Allied Riser convertible subordinated notes. For the three and nine months ended September 30, 2003, 0.2 million shares of common stock issuable on the conversion of the Allied Riser convertible subordinated notes are not included in the computation of earnings per share as they are anti-dilutive.  The beneficial conversion charge of $52.0 million reduced basic earnings per common share by $4.89 for the three months ended September 30, 2003.  The beneficial conversion charge reduced basic earnings per common share by $8.83 for the nine months ended September 30, 2003.

The following details the determination of the diluted weighted average shares for the three and nine months ended September 30, 2003.

	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2003
Weighted average common shares outstanding - basic	10,628,612	5,891,601
Dilutive effect of stock options	21,681	8,112
Dilutive effect of preferred stock	217,891,728	80,409,903
Dilutive effect of warrants	53,515	53,515
Weighted average shares - diluted	228,595,536	86,363,131

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

Recent accounting pronouncements

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”) to clarify the conditions under which assets, liabilities and activities of another entity should be consolidated into the financial statements of a company. FIN 46 requires the consolidation of a variable interest entity by a company that bears the majority of the risk of loss from the variable interest entity’s activities, is entitled to receive a majority of the variable interest entity’s residual returns, or both. The adoption of FIN 46 did not have an impact on the Company’s financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The new guidance amends SFAS No. 133 for decisions made: (a) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS No. 133, (b) in connection with other Board projects dealing with financial instruments, and (c) regarding implementation issues raised in relation to the application of the definition of derivative. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003. The adoption of the provisions of SFAS No. 149 did not have an impact on the Company’s results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. SFAS No. 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. The provisions of SFAS No. 150 became effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that existed as of July 1, 2003.The Company does not have any financial instruments that meet the provisions of SFAS No. 150; therefore, adopting the provisions of SFAS No. 150 did not have an impact on the Company’s results of operations or financial position.

2.                                      Acquisitions:

The acquisition of the assets of PSINet and FNSI and the merger with Allied Riser were recorded in the accompanying financial statements under the purchase method of accounting. The FNSI purchase price allocation is preliminary and further refinements may be made. The PSINet purchase price was increased by $700,000 in the three months ended June  30, 2003 due to the payment and expected legal fees associated with the  matter discussed in Note 8. The operating results related to the acquired assets of PSINet and FNSI and the merger with Allied Riser have been included in the consolidated statements of operations from the dates of acquisition. The Allied Riser merger closed on February 4, 2002. The PSINet acquisition closed on April 2, 2002. The FNSI acquisition closed on February 28, 2003.

If the Allied Riser, PSINet and FNSI acquisitions had taken place at the beginning of 2002 and 2003, the unaudited pro forma combined results of the Company for the nine months ended September 30, 2002 and 2003 would have been as follows (amounts in thousands, except per share amounts).

	Nine Months Ended September 30, 2002	Nine Months Ended September 30, 2003

Revenue	$56,009	$45,817
Net (loss) income before extraordinary items	$(79,713)	$175,073
Net (loss) income	$(75,185)	$175,073
Net (loss) income per share before extraordinary items – basic	$(23.12)	$29.72
Net (loss) income per share before extraordinary items – diluted	$(23.12)	$2.03
Net (loss) income per share — basic	$(21.80)	$29.72
Net (loss) income per share — diluted	$(21.80)	$2.03

In management’s opinion, these unaudited pro forma amounts are not necessarily indicative of what the actual results of the combined operations might have been if the Allied Riser, PSINet and FNSI acquisitions had been effective at the beginning of 2002 and 2003.

3.                                      Property and equipment:

Property and equipment consisted of the following (in thousands):

	December 31, 2002	September 30, 2003
Owned assets:
Network equipment	$173,126	$184,703
Software	6,998	7,007
Office and other equipment	2,600	4,112
Leasehold improvements	35,016	47,162
System infrastructure	29,996	32,159
Construction in progress	5,866	2,651

	253,602	277,794
Less — Accumulated depreciation and amortization	(36,114)	(62,648)

	217,488	215,146
Assets under capital leases:
IRUs	112,229	116,883
Less — Accumulated depreciation and amortization	(6,937)	(11,201)

	105,292	105,682

Property and equipment, net	$322,780	$320,828

Depreciation and amortization expense related to property and equipment was $6.8 million and $9.4 million for the three months ended September 30, 2002 and September 30, 2003, respectively and was $18.7 million and $27.7 million for the nine months ended September 30, 2002 and September 30, 2003, respectively.

Capitalized interest, labor and related costs

For the three months ended September 30, 2002 the Company capitalized interest of $0.2 million. Capitalized interest for the three months ended September 30, 2003 was not significant.  For the nine months ended September 30, 2002 and September 30, 2003, the Company capitalized interest of $0.8 million and $0.1 million, respectively.

For the three months ended September 30, 2002 and September 30, 2003, the Company capitalized salaries and related benefits of $1.2 million and $0.4 million, respectively and for the nine months ended September 30, 2002 and September 30, 2003, the Company capitalized salaries and related benefits of $3.9 million and $2.1 million, respectively.

4.                                      Accrued liabilities:

Accrued liabilities consist of the following (in thousands):

December 31, 2002

September 30, 2003

General operating expenditures	$8,315	$5,840
Payroll and benefits	543	536
Litigation settlement accruals	5,168	—
Taxes	1,937	1,722
Interest	1,329	539
Deferred revenue	1,250	699

Total	$18,542	$9,336

5.                                      Intangible assets:

Intangible assets consist of the following (in thousands):

	December 31, 2002	September 30, 2003

Customer contracts	$5,575	$8,145
Peering rights	15,740	16,440
Trade name	1,764	1,764
Non compete agreements	294	431

Total	23,373	26,780
Less — accumulated amortization	(8,718)	(16,050)

Intangible assets, net	$14,655	$10,730

Amortization expense for intangible assets for the three months ended September 30, 2002 and September 30, 2003 was approximately $2.2 million and $2.6 million, respectively. Amortization expense for intangible assets for the nine months ended September 30, 2002 and September 30, 2003 was approximately $5.3 million and $7.4 million, respectively.

Future amortization expense related to intangible assets is expected to be $8.6 million, $2.0 million and $0.1 million for the twelve-month periods ending September 30, 2004, 2005 and 2006, respectively.

6.                                      Other assets:

Other assets consist of the following (in thousands):

	December 31, 2002	September 30, 2003

Prepaid expenses	$500	$408
Deposits	5,335	4,454
Deferred financing costs	13,281	—
Total	$19,116	$4,862

Deferred financing costs are costs related to the Company’s credit facility with Cisco Capital. In connection with the restructuring of the Company’s debt with Cisco Capital, these amounts were written- off in the third quarter of 2003 as discussed in Note 1.

7.                                      Long-term debt:

In March 2000, Cogent entered into a $280 million credit facility with Cisco Capital. In March 2001, the credit facility was increased to $310 million and in October 2001 the agreement was increased to $409 million.  The credit facility provided for the financing of purchases of up to $270 million of Cisco network equipment, software and related services, the funding up to $64 million of working capital, and funding up to $75 million for interest and fees related to the credit facility. Borrowings under the credit facility were subject to Cogent’s satisfaction of certain operational and financial covenants. Because Cogent did not satisfy the financial covenants for the quarter ended December 31, 2002, it was in violation of the credit facility’s covenants since December 31, 2002. Accordingly, the payment of outstanding borrowings under the credit facility may have been accelerated by Cisco Capital and made immediately due and payable. As a result, this obligation was recorded as a current liability on the accompanying December 31, 2002 balance sheet. Immediately prior to the closing of the Exchange Agreement on July 31, 2003, the Company was indebted under the credit facility  for a total of $269.1 million ($262.8 million of principal and $6.3 million of accrued interest).

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

The restructured debt is evidenced by the Amended and Restated Cisco Note for $17.0 million payable to Cisco Capital.  The Amended and Restated Cisco Note was issued under the Amended and Restated Credit Agreement that is to be repaid in three installments. No interest is payable, nor does interest accrue on the Amended and Restated Cisco Note for the first 30 months, unless the Company defaults under the terms of the Amended and Restated Credit Agreement. Principal and interest is paid as follows: a $7.0 million principal payment is due after 30 months, a $5.0 million principal payment plus interest accrued is due in 42 months, and a final principal payment of $5.0 million plus interest accrued is due in 54 months. When the Amended and Restated Cisco Note accrues interest, interest accrues at the 90-day LIBOR rate plus 4.5%.

The Amended and Restated Cisco Note is subject to mandatory prepayment in full, without prepayment penalty, upon the occurrence of the closing of any change in control of the Company, the completion of any equity financing or receipt of loan proceeds in excess of  $30 million, the achievement by the Company of four consecutive quarters of positive operating cash flow of at least $5.0 million, or the merger of the Company resulting in a combined entity with an equity value greater than $100 million, each of these events is defined in the agreement.  The debt is subject to partial mandatory prepayment in an amount equal to the lesser of $2.0 million or the amount raised if the Company raises less than $30.0 million in a future equity financing.

Future maturities of principal and future interest under the Amended and Restated Cisco Note are as follows (in thousands):

For the year ending September 30,
2004	$—
2005	—
2006	7,328
2007	5,398
2008	5,116
Thereafter	—
$17,842

Allied Riser convertible subordinated notes

On September 28, 2000, Allied Riser completed the issuance and sale in a private placement of an aggregate of $150.0 million in principal amount of its 7.50% convertible subordinated notes due September 15, 2007 (the “Notes”). At the closing of the merger between Allied Riser and the Company, approximately $117.0 million of the Notes were outstanding. The Notes were convertible at the option of the holders into shares of Allied Riser’s common stock at an initial conversion price of approximately 65.06 shares of Allied Riser common stock per $1,000 principal amount. The conversion ratio is adjusted upon the occurrence of certain events. The conversion rate was adjusted to approximately 2.09 shares of the Company’s common stock per $1,000 principal amount in connection with the merger. Interest is payable semiannually on June 15 and December 15, and is payable, at the election of the Company, in either cash or registered shares of the Company’s common stock. The Notes are redeemable at the Company’s option at any time on or after the third business day after June 15, 2004, at specified redemption prices plus accrued interest.

In January 2003, the Company, Allied Riser and the holders of approximately $107 million in face value of the Allied Riser notes entered into an exchange agreement and a settlement agreement. Pursuant to the exchange agreement, these note holders surrendered their notes, including accrued and unpaid interest, in exchange for a cash payment of approximately $5.0 million, 3.4 million shares of Series D preferred stock and 3.4 million shares of Series E preferred stock. This preferred stock, at issuance, was convertible into approximately 4.2% of the Company’s then outstanding fully diluted common stock. Pursuant to the settlement agreement, these note holders dismissed their litigation with prejudice in exchange for a cash payment of approximately $4.9 million. These transactions closed in March 2003 when the agreed amounts were paid and the Company issued the Series D and Series E preferred shares. The settlement and exchange transactions together eliminated the $107 million principal payment obligation due in June 2007, interest accrued since the December 15, 2002 interest payment, all future interest payment obligations on these notes and settled the note holder litigation discussed in Note 8.

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

For the year ending September 30,
2004	$7,958
2005	6,769
2006	5,827
2007	5,815
2008	5,814
Thereafter	77,453
Total minimum lease obligations	109,636
Less—amounts representing interest	(48,380)
Present value of minimum lease obligations	61,256
Current maturities	(3,734)
Capital lease obligations, net of current maturities	$57,522

Fiber Leases and Construction Commitments

Certain of the Company’s agreements for the construction of building laterals and for the leasing of metro fiber rings and lateral fiber include minimum specified commitments generally to be satisfied over a 15 to 20 year period. The Company has also submitted certain product orders but has not yet accepted the related fiber route or lateral construction. The future commitment under these arrangements was approximately $4.3 million at September 30, 2003.

Cisco equipment purchase commitment

In March 2000, the Company entered into a five-year agreement to purchase from Cisco minimum annual amounts of equipment, professional services, and software. In October 2001, the commitment was increased to purchase a minimum of $270 million through December 2004. As of July 31, 2003, the Company had purchased approximately $198.1 million towards this commitment and had met all of the minimum annual purchase commitment obligations.  As part of the Company’s restructuring of its credit facility with Cisco Capital this agreement was amended. The amended agreement has no minimum purchase commitment but does have a requirement that the Company purchase Cisco equipment for its network equipment needs.  No financing is provided and the Company is required to pay Cisco in advance for any purchases.

Litigation

Vendor litigation settlement

In December 2002 the Company reached an agreement with one of its vendors to settle the dispute against Allied Riser. Under the settlement, Allied Riser agreed to make cash payments to the vendor of approximately $1.6 million. In exchange, the vendor dismissed the litigation and accepted the cash payment as payment in full of amounts due to the vendor. As of September 30, 2003, the Company had paid the $1.6 million settlement in accordance with the payment schedule.

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

The Company generally accrues for the amounts invoiced by its providers of telecommunications services. When disputes arise, liabilities for telecommunications costs are generally reduced when the vendor acknowledges the reduction in its invoice and the credit is granted. In 2002, one vendor invoiced the Company for approximately $1.7 million in excess of what the Company believes is contractually due to the vendor. The Company has not reflected this disputed amount as a liability.  The Company intends to vigorously defend its position related to these charges.

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

Note Holder’s Claims and Settlement Agreement

On December 6, 2001, certain holders of Allied Riser’s 7.50% Convertible Subordinated Notes due 2007 filed suit in Delaware Chancery Court against Allied Riser and its board of directors. The suit alleged, among other things, breaches of fiduciary duties and default by Allied Riser under the indenture related to the notes, and requested injunctive relief to prohibit Allied Riser’s merger with Cogent. In March 2003, and as further described in Note 7, the Company and Allied Riser reached an agreement with plaintiffs to settle the litigation and to exchange shares of the Company’s preferred stock and cash with the note holders in return for their Allied Riser notes. The Delaware Chancery Court case was dismissed on March 7, 2003.

Other Litigation

The Company is subject to claims and lawsuits arising in the ordinary course of business. Management believes that the outcome of any such proceedings to which we are a party will not have a material adverse effect on the Company.

Operating leases and license agreements

The Company leases office space, network equipment sites, and facilities under operating leases. The Company also enters into building access agreements with the landlords of multi- tenant office buildings. Future minimum annual commitments under these arrangements are as follows (in thousands):

For the year ending September 30,
2004	$15,344
2005	13,470
2006	10,751
2007	9,120
2008	7,235
Thereafter	30,812
$86,732

Rent expense, net of sublease income, for the three months ended September 30, 2002 and September 30, 2003 was approximately $0.9 million and $0.6 million, respectively and for the nine months ended September 30, 2002 and September 30, 2003 was approximately $2.6 million and $1.7 million, respectively.

Maintenance and connectivity agreements

The Company pays Wiltel a monthly fee per route mile over a minimum of 20 years for the maintenance of its two national backbone fibers. In certain cases, the Company connects its customers and the buildings it serves to its national fiber-optic backbone using intra-city and inter-city fiber under operating lease commitments.

Future minimum obligations as of September 30, 2003, related to these arrangements are as follows (in thousands):

Year ending September 30,
2004	$3,531
2005	3,507
2006	3,577
2007	3,649
2008	3,721
Thereafter	48,505
$66,490

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

On July 31, 2003 and in connection with the Company’s debt restructuring and the Purchase Agreement, all of the Company’s Existing Preferred Stock was converted into approximately 10.8 million shares of common stock.  At the same time the Company issued 11,000 shares of Series F preferred stock to Cisco Capital under the Exchange Agreement and issued 41,030 shares of Series G preferred stock for gross proceeds of $41.0 million to the Investors under the Purchase Agreement.

In September 2003, the Compensation Committee (the “Committee”) of the board of directors adopted and the stockholders approved, the Company’s 2003 Incentive Award Plan (the “Award Plan”). The Award Plan reserved 54,001 shares of Series H preferred stock for issuance under the Award Plan.

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

In the event of any dissolution, liquidation, or winding up of the Company, at least $11.0 million will be paid in cash to the holders of the Series F preferred stock, at least $123.0 million will be paid in cash to the holders of the Series G preferred stock and at least $9.1 million will be paid in cash to the holders of the Series H preferred stock before any payment is made to the holders of the Company’s common stock.

Warrants and options

Warrants to purchase 0.8 million shares of the Company’s common stock were issued  to Cisco Capital in connection with working capital loans under the Company’s credit facility. On July 31, 2003 these warrants were cancelled as part of the restructuring of the Company’s debt to Cisco Capital.

In connection with the February 2002 merger with Allied Riser, the Company assumed warrants issued by Allied Riser that convert into approximately 0.1 million shares of the Company’s common stock. All warrants are exercisable at exercise prices ranging from $0 to $475 per share.

In connection with the February 2003 purchase of certain assets of Fiber Network Solutions, Inc., options for 120,000 shares of common stock at $0.45 per share were issued to certain FNSI vendors.

Offer to exchange

In September 2003, the Company offered its employees the opportunity to exchange eligible outstanding stock options and certain common stock for restricted shares of Series H participating convertible preferred stock. In order for an employee to participate in the exchange, the employee was required to forfeit any and all shares of common stock (“Subject Common Stock”) and his or her stock options granted under the Company’s Amended and Restated Cogent Communications Group 2000 Equity Incentive Plan.  Subject Common Stock excluded common stock received as a result of a conversion of Series B and Series C preferred stock and common stock purchased on public markets. As of September 30, 2003 there were an aggregate of 1.2 million shares of Subject Common Stock and options for approximately 1.0 million shares of common stock eligible for the exchange. In October 2003, pursuant to the offer, the Company exchanged options represented the right to purchase an aggregate of approximately 1.0 million shares of the Company’s common stock for approximately 53,500 shares of Series H restricted stock. In addition, all 1.2 million shares of Subject Common Stock were surrendered. The Company will record a deferred compensation charge of approximately $47.5 million in the fourth quarter of 2003 related to these grants of restricted stock.  The deferred compensation charge will be amortized over the vesting period of the Series H preferred stock which is generally 27% upon grant with the remaining shares vesting ratably over a three year period.

10.                               Related party:

The Company’s headquarters is located in an office building owned by an entity controlled by the Company’s Chief Executive Officer. The Company paid rent to this entity of $0.1 million for the three months ended September 30, 2002 and $0.1 million for the three months ended September 30, 2003. The Company paid rent to this entity of $0.3 million for the nine months ended September 30, 2002 and $0.3 million for the nine months ended September 30, 2003.  In August 2003, the lease was amended to expire in August 2004.

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

General Overview

We were formed on August 9, 1999 as a Delaware corporation. We began invoicing our customers for our services in April 2001. We provide our high-speed Internet access service to our customers for monthly fees. We call this our "on-net" service. Our April 2, 2002 acquisition of certain assets of PSINet, Inc. added a new element to our operations in that in addition to our current high-speed Internet access business, we began operating a more traditional Internet service provider business, with lower speed connections provided by leased circuits obtained from telecommunications carriers (primarily local telephone companies). Our February 4, 2002, merger with Allied Riser also added a new element to our operations as we began offering voice services in Toronto, Canada through our subsidiary, Shared Technologies of Canada.  We call this our "off-net" service.

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

Recent Developments

Resolution of Default Under Cisco Credit Facility and Sale of Series F and Series G Preferred Stock. Prior to July 31, 2003 we were party to a $409 million credit facility with Cisco Systems Capital Corporation (“Cisco Capital”). The credit facility required compliance with certain financial and operational covenants. We violated certain of these financial covenants and from December 31, 2002 to July 31, 2003 we were in default and Cisco Capital could have accelerated the due date of our indebtedness. These developments are discussed in greater detail below in the “Liquidity and Capital Resources” section of this Item.

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

In order to complete the restructuring we entered into an agreement (the “Exchange Agreement”) with Cisco and Cisco Capital pursuant to which, among other things, Cisco and Cisco Capital agreed to cancel the principal amount of indebtedness plus accrued interest and return warrants exercisable for the purchase of 0.8 million shares of our common stock (the “Cisco Warrants”) in exchange for our cash payment of $20.0 million, the issuance of 11,000 shares of our Series F participating convertible preferred stock, and the issuance of an amended and restated promissory note for the aggregate principal amount of $17.0 million. Immediately prior to the closing of the restructuring on July 31, 2003, we were indebted to Cisco Capital for a total of $269.1 million ($262.8 million of principal and $6.3 million of accrued interest).

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

Offer to Exchange. On October 10, 2003, we closed a transaction with certain of our employees pursuant to which we offered our eligible employees the right to exchange all rights to purchase our common stock (including, but not limited to, incentive stock options and/or non-qualified stock options) that were granted to them under our Amended and Restated Cogent Communications Group 2000 Equity Incentive Plan (the “Equity Incentive Plan”) and owned by such employees as of September 10, 2003 (the “Eligible Options”), for shares of our Series H participating convertible preferred stock, $.001 par value (the “Restricted Stock”). In order for employees to participate in the exchange, employees were required to forfeit any and all shares of common stock (“Subject Common Stock”), other than common stock received as a result of a conversion of Series B and Series C preferred stock into common stock and common stock purchased for cash on public markets.   As the result of this offer, we accepted for exchange Eligible Options representing the right to purchase an aggregate of approximately 1.0 million shares of our common stock.  In exchange for such Eligible Options we issued an aggregate of approximatley 53,500 shares of our Series H participating convertible preferred stock.  In connection with the transaction, approximately 1.2 million shares of Subject Common Stock were surrendered to the Company by their holders.

Results of Operations

Three months ended September 30, 2003 compared to the three months ended September 30, 2002

Net Service Revenue.  Net service revenue for the three months ended September 30, 2003 was $15.1 million compared to $16.0 million for the three months ending September 30, 2002. The decrease in net service revenue is attributable to the reduction in the number of customers acquired in the PSINet acquisition purchasing the Company’s services more than offsetting the increase in revenue from customers purchasing our on-net Internet access service offerings and the increase in off-net revenue from the customers acquired in the FNSI acquisition.  Revenue related to the acquired assets of PSINet and FNSI acquisitions have been included in the consolidated statements of operations from the dates of acquisition. The PSINet acquisition closed on April 2, 2002. The FNSI acquisition closed on February 28, 2003.

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

The cost of network operations was $12.1 million for the three months ended September 30, 2003 compared to $14.2 million for the three months ended September 30, 2002. The decrease was primarily due to a decrease in circuit fees as we were able to reduce the number of circuits we leased because of the reduction in the number of customers acquired in the PSINet acquisition purchasing our services and a decrease in fees associated with tenant license agreements acquired in the Allied Riser acquisition from the termination of many of these agreements.

Selling, General, and Administrative Expenses.  Selling, general and administrative expenses, or SG&A, primarily include salaries and related administrative costs. SG&A decreased to $7.0 million for the three months ended September 30, 2003 from $9.7 million for the three months ended September 30, 2002. SG&A for the three months ended September 30, 2003 and September 30, 2002 includes approximately $0.7 million and $0.8 million, respectively, of amortization of deferred compensation. SG&A expenses for the three months ended September 30, 2003 and September 30, 2002 each include approximately $1.0 million of expense for the valuation allowance for doubtful accounts. SG&A expenses decreased primarily from a decrease in transitional activities associated with the PSINet and Allied Riser acquisitions and a reduction in headcount.  We capitalize the salaries and related benefits of employees directly involved with our construction activities. We began capitalizing these costs in July 2000 and will continue to capitalize these costs while we are involved in construction activities. We capitalized $0.4 million of these costs for the three months ended September 30, 2003 and $1.2 million for the three months ended September 30, 2002.  The decline in capitalized costs is due to a decrease in construction activities.

Depreciation and Amortization Expenses.  Depreciation and amortization expenses include the depreciation of our property and equipment and the amortization of our intangible assets. Depreciation and amortization expense increased to $12.0 million for the three months ended September 30, 2003 from $8.9 million for the three months ended September 30, 2002. Depreciation expense related to property and equipment was approximately $9.4 million and $6.8 million, for the three months ended September 30, 2003 and September 30, 2002 respectively.  Depreciation expense increased because we had more capital equipment and indefeasible rights of use (“IRUs”) in service in 2003 than in the same period in 2002. Amortization expense related to intangible assets for the three months ended September 30, 2003 and September 30, 2002 was approximately $2.6 million and $2.2 million, respectively.  Amortization expense increased because we had more intangible assets in 2003 than in the same period in 2002, primarily due to the acquisition of certain assets of FNSI.  We begin to depreciate our capital assets once the related assets are placed in service. We believe that future depreciation and amortization expense will continue to increase primarily due to additional equipment being placed in service and an increase in IRUs as we continue our network expansion.

Interest Income and Expense.  Interest income relates to interest earned on our marketable securities including money market accounts, certificates of deposit and commercial paper. Interest income was approximately $0.2 million for both the three months ended September 30, 2003 and the three months ended September 30, 2002.

Interest expense includes interest related to our credit facility, capital lease agreements, the Allied Riser convertible subordinated notes and the amortization of deferred financing costs. Interest expense decreased to $3.3 million for the three months ended September 30, 2003 from $8.8 million for the three months ended September 30, 2002. The decrease in interest expense resulted from the cancellation of $107 million in principal amount of Allied Riser convertible subordinated notes under the March 2003 settlement and exchange and the July 31, 2003 restructuring of our credit facility with Cisco Capital which eliminated the amortization of our deferred financing costs and the amount outstanding under the credit facility.  Borrowings under the credit facility accrued interest at the three-month LIBOR rate, established at the beginning of each calendar quarter, plus 4.5 percent. The restructuring transaction was considered a troubled debt restructuring under Statement of Financial Accounting Standards (“SFAS”) No.15, “Accounting by Debtors and Creditors of Troubled Debt Restructurings”.  Under SFAS No. 15, the $17.0 million Amended and Restated Cisco Note was recorded at its principal amount plus the estimated future interest payments.  Interest payments begin in the 31st month and accrue at ninety day LIBOR plus 4.5%. No interest is payable, nor does interest accrue on the Amended and Restated Cisco Note for the first 30 months, unless the Company defaults under the terms of the Amended and Restated Credit Agreement.  We believe that future interest expense will continue at a decreased rate due to the July 31, 2003 cancellation of debt outstanding under our credit facility.

Gain – Cisco credit facility restructuring.  The restructuring of our Cisco credit facility on July 31, 2003 resulted in a gain of approximately $215.4 million.  On a basic income and diluted income per share basis the gain was $20.27 and $0.94 for the three months ended September 30, 2003, respectively. The gain resulting from the retirement of the amounts outstanding under the credit facility was determined as follows (in thousands):

Cash paid	$20,000
Issuance of Series F Preferred Stock	11,000
Amended and Restated Cisco Note, principal plus future interest	17,842
Transaction costs	1,167
Total Consideration	$50,009

Amount outstanding under Facility	(262,812)
Interest accrued under the Facility	(6,303)
Book value of cancelled warrants	(8,248)
Book value of unamortized Facility loan costs	11,922
Gain from Exchange Agreement	(215,432)

Income Taxes.  We recorded no income tax expense or benefit for the three months ended September 30, 2003 or the three months ended September 30, 2002. Due to the uncertainty surrounding the realization of our net operating losses and our other deferred tax assets, we have recorded a valuation allowance for the full amount of our net deferred tax asset. For federal and state tax purposes, our net operating loss carry-forwards could be subject to certain limitations on annual utilization if certain changes in ownership were to occur as defined by federal and state tax laws. For federal and state tax purposes, our net operating loss carry-forwards acquired in the Allied Riser merger are subject to certain limitations on annual utilization due to the change in ownership as defined by federal and state tax laws. Should we achieve profitability, our net deferred tax assets may be available to offset future income tax liabilities.

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

Earnings Per Share.  Basic net income (loss) per common share applicable to common stock was $13.59 for the three months ended September 30, 2003 and $(7.34) for the three months ended September 30, 2002.  The weighted-average shares of common stock outstanding increased to 10.6 million shares for the three months ended September 30, 2003 from 3.5 million shares for the three months ended September 30, 2002 due to the July 31, 2003 conversion of our Series A, B, C, D and E convertible preferred stock into 10.8 million shares of common stock.  A beneficial conversion charge of $52.0 million was recorded on July 31, 2003 since the conversion rates on our Series F and Series G convertible preferred stock at issuance were less than the trading price of our common stock on that date.  The beneficial conversion charge reduced basic earnings per common share by $4.89 for the three months ended September 30, 2003.  Without the charge, basic earnings per common share was $18.48 for the three months ended September 30, 2003.

Diluted net (loss) income per common share applicable to common stock was $0.63 for the three months ended September 30, 2003 and $(7.34) for the three months ended September 30, 2002.  The diluted weighted-average shares of common stock outstanding increased to 228.6 million shares for the three months ended September 30, 2003 from 3.5 million shares for the three months ended September 30, 2002 due to the July 31, 2003 issuance of our Series F and Series G convertible preferred stock which is convertible into a total of 323.1 million shares of our common stock and the July 31, 2003 conversion of our Series A, B, C, D and E convertible preferred stock into 10.8 million shares of common stock. A beneficial conversion charge of $52.0 million was recorded on July 31, 2003 since the conversion rates on our Series F and Series G convertible preferred stock at issuance were less than the trading price of our common stock on that date.  The beneficial conversion charge reduced diluted income per common share by $0.23 for the three months ended September 30, 2003.  Without the charge, diluted income per common share was $0.86 for the three months ended September 30, 2003.

For the three months ended September 30, 2002, the following securities were not included in the computation of earnings per share as they are anti-dilutive: options to purchase 1.1 million shares of common stock at weighted-average exercise prices of $4.62 per share, 95.1 million shares of preferred stock, which were convertible into 10.1 million shares of common stock, warrants for 0.8 million shares of common stock and 0.2 million shares of common stock issuable on the conversion of the Allied Riser convertible subordinated notes. For the three months ended September 30, 2003, 0.2 million shares of common stock issuable on the conversion of the Allied Riser convertible subordinated notes are not included in the computation of earnings per share as they are anti-dilutive.

Nine months ended September 30, 2003 compared to the nine months ended September 30, 2002

Net Service Revenue.  Net service revenue for the nine months ended September 30, 2003 was $44.9 million compared to $38.1 million for the nine months ending September 30, 2002. The increase in net service revenue is attributable to the increase in revenue from customers purchasing our on-net Internet access service offerings and the increase in off-net revenue from the customers acquired in the FNSI, Allied Riser and PSINet acquisitions.  Revenue related to the acquired assets of PSINet and FNSI and the merger with Allied Riser have been included in the consolidated statements of operations from the dates of acquisition. The Allied Riser merger closed on February 4, 2002. The PSINet acquisition closed on April 2, 2002. The FNSI acquisition closed on February 28, 2003.

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

The cost of network operations was $35.1 million for the nine months ended September 30, 2003 compared to $37.2 million for the nine months ended September 30, 2002. Beginning with the April 2, 2002 PSINet acquisition, we incurred transitional circuit and maintenance fees that were required to be paid for a seventy-five day period under the PSINet asset purchase agreement and recurring circuit fees for providing this off-net Internet access service.  Recurring circuit fees decreased in the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 due to a reduction in the number of customers acquired in the PSINet acquisition purchasing the Company’s services partly offset by an increase in circuit fees as a result of  the February 28, 2003 FNSI acquisition.   Fees associated with tenant license agreements acquired in the Allied Riser acquisition decreased in the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 due to the termination of many of these agreements.

Selling, General, and Administrative Expenses.  Selling, general and administrative expenses, or SG&A, primarily include salaries and related administrative costs. SG&A expenses decreased to $22.2 million for the nine months ended September 30, 2003 from $26.0 million for the nine months ended September 30, 2002. SG&A expenses for the nine months ended September 30, 2003 and September 30, 2002 included approximately $2.1 million and $2.3 million, respectively, of amortization of deferred compensation. SG&A for the nine months ended September 30, 2003 and September 30, 2002 included approximately $3.3 million and $1.7 million, respectively, of expense for the valuation allowance for doubtful accounts. SG&A expenses decreased primarily from a decrease in transitional activities associated with the PSINet and Allied Riser acquisitions and a decrease in headcount partially offset by an increase in the expense for the valuation allowance for doubtful accounts.  We capitalize the salaries and related benefits of employees directly involved with our construction activities. We began capitalizing these costs in July 2000 and will continue to capitalize these costs while we are involved in construction activities. We capitalized $2.1 million of these costs for the nine months ended September 30, 2003 and $3.9 million for the nine months ended September 30, 2002.  The decline in capitalized costs is due to a decrease in construction activities.

Depreciation and Amortization Expenses.  Depreciation and amortization expenses include the depreciation of our property and equipment and the amortization of our intangible assets. Depreciation and amortization expense increased to $35.0 million for the nine months ended September 30, 2003 from $24.0 million for the nine months ended September 30, 2002. Depreciation expense related to property and equipment was approximately $27.7 million and $18.7 million, for the nine months ended September 30, 2003 and September 30, 2002 respectively.  Depreciation expense increased because we had more capital equipment and IRUs in service in 2003 than in the same period in 2002. Amortization expense related to intangible assets for the nine months ended September 30, 2003 and September 30, 2002 was approximately $7.4 million and $5.3 million, respectively.  Amortization expense increased because we had more intangible assets in 2003 than in the same period in 2002.  We begin to depreciate our capital assets once the related assets are placed in service. We believe that future depreciation and amortization expense will continue to increase primarily due to additional equipment being placed in service and an increase in IRUs as we expand our network.

Interest Income and Expense.  Interest income relates to interest earned on our marketable securities including money market accounts, certificates of deposit and commercial paper. Interest income decreased to $0.9 million for the nine months ended September 30, 2003 from $2.1 million for the nine months ended September 30, 2002. The reduction in interest income resulted from a decrease in marketable securities and a reduction in interest rates.

Interest expense includes interest charged on our credit facility, capital lease agreements, the Allied Riser convertible subordinated notes and the amortization of deferred financing costs. Interest expense decreased to $18.3 million for the nine months ended September 30, 2003 from $25.5 million for the nine months ended September 30, 2002. The decrease in interest expense resulted from the cancellation of $107 million in principal amount of Allied Riser convertible subordinated notes under the March 2003 settlement and exchange and the July 31, 2003 restructuring of our credit facility with Cisco Capital which eliminated the amortization of our deferred financing costs and the amount outstanding under the credit facility and to a lesser extent, a reduction in interest rates. Borrowings under the credit facility accrued interest at the three-month LIBOR rate, established at the beginning of each calendar quarter, plus 4.5 percent. The restructuring transaction was considered a troubled debt restructuring under Statement of Financial Accounting Standards (“SFAS”) No.15, “Accounting by Debtors and Creditors of Troubled Debt Restructurings”.  Under SFAS No. 15, the $17.0 million Amended and Restated Cisco Note was recorded at its principal amount plus the estimated future interest payments.  Interest payments begin in the 31st month and accrue at ninety day LIBOR plus 4.5%. No interest is payable, nor does interest accrue on the Amended and Restated Cisco Note for the first 30 months, unless the Company defaults under the terms of the Amended and Restated Credit Agreement.  We believe that future interest expense will continue at a decreased rate due to the July 31, 2003 cancellation of debt outstanding under our credit facility as discussed above.

Income Taxes.  We recorded no income tax expense or benefit for the nine months ended September 30, 2003 or the nine months ended September 30, 2002. Due to the uncertainty surrounding the realization of our net operating losses and our other deferred tax assets, we have recorded a valuation allowance for the full amount of our net deferred tax asset. For federal and state tax purposes, our net operating loss carry-forwards could be subject to certain limitations on annual utilization if certain changes in ownership were to occur as defined by federal and state tax laws. For federal and state tax purposes, our net operating loss carry-forwards acquired in the Allied Riser merger will be subject to certain limitations on annual utilization due to the change in ownership as defined by federal and state tax laws. Should we achieve profitability, our net deferred tax assets may be available to offset future income tax liabilities.

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

Settlement of Note holder Litigation and Gain on Note Exchange.  In January 2003, we entered into an exchange agreement and a settlement agreement with the holders of approximately $107 million in face value of convertible subordinated notes of our subsidiary, Allied Riser.  Pursuant to the exchange agreement, these note holders surrendered their notes, including accrued and unpaid interest thereon, in exchange for a cash payment of approximately $5.0 million, 3.4 million shares of our Series D preferred stock and 3.4 million shares of our Series E preferred stock. Pursuant to the settlement agreement, the note holders dismissed with prejudice litigation filed by the note holders in Delaware Chancery Court against Allied Riser in exchange for a cash payment of approximately $4.9 million and a general release from us.  These transactions closed in March 2003 when the agreed amounts were paid and the Series D and Series E preferred shares were issued. This settlement and exchange eliminated the approximately $107 million principal payment obligation due in September 2007, interest accrued since the December 15, 2002 interest payment, all future interest payment obligations on these notes and settled the note holder litigation in exchange for the total cash payments of approximately $9.9 million and the issuance of preferred stock. At issuance, this preferred stock was convertible into approximately 4.2% of our then outstanding fully diluted common stock.

As of December 31, 2002, we had accrued the amount payable under the settlement agreement, net of the recovery of $1.5 million under our insurance policy. This resulted in a net expense of $3.5 million recorded in the fourth quarter of 2002. The $4.9 million payment under the settlement agreement was made in March 2003. We received the $1.5 million recovered under our insurance policy in April 2003.

The exchange agreement resulted in a gain of approximately $24.8 million recorded during the nine months ended September 30, 2003.  The gain resulted from the difference between the $36.5 million net book value of the notes ($106.7 face value less the related unamortized discount of $70.2 million) and $2.0 million of accrued interest and the consideration of approximately

$5.0 million in cash and the $8.5 million estimated fair market value for the Series D and Series E preferred stock less approximately $0.2 million of transaction costs.

Gain –  Cisco credit facility restructuring.  The restructuring of our Cisco credit facility on July 31, 2003 resulted in a gain of approximately $215.4 million.  On a basic income and diluted income per share basis the gain was $36.57 and $2.49 for the nine months ended September 30, 2003, respectively. The gain resulting from the retirement of the amounts outstanding under the credit facility and was determined as follows (in thousands):

Cash paid	$20,000
Issuance of Series F Preferred Stock	11,000
Amended and Restated Cisco Note, principal plus future interest	17,842
Transaction costs	1,167
Total Consideration	$50,009

Amount outstanding under Facility	(262,812)
Interest accrued under the Facility	(6,303)
Book value of cancelled warrants	(8,248)
Book value of unamortized Facility loan costs	11,922
Gain from Exchange Agreement	$(215,432)

Earnings Per Share.  Basic net (loss) income per common share applicable to common stock was $20.98 for the nine months ended September 30, 2003 and $(21.38) for the nine months ended September 30, 2002.  The weighted-average shares of common stock outstanding increased to 5.9 million shares for the nine months ended September 30, 2003 from 3.2 million shares for the nine months ended September 30, 2002 due to the issuance of approximately 2.0 million shares of common stock to the Allied Riser shareholders on February 4, 2002 and due to the July 31, 2003 conversion of our Series A, B, C, D and E convertible preferred stock into 10.8 million shares of common stock.  A beneficial conversion charge of $52.0 million was recorded on July 31, 2003 since the conversion rates on our Series F and Series G convertible preferred stock at issuance were less than the trading price of our common stock on that date.  The beneficial conversion charge reduced basic earnings per common share by $8.83 for the nine months ended September 30, 2003.  Without the charge, basic earnings per common share was $29.80 for the nine months ended September 30, 2003. The Allied Riser merger resulted in an extraordinary gain of $4.5 million, or $1.42 per common share for the nine months ended September 30, 2002. The loss per common share, excluding the impact of the extraordinary gain, was ($22.80) for the nine months ended September 30, 2002.

Diluted net (loss) income per common share applicable to common stock was $1.43 for the nine months ended September 30, 2003 and $(21.38) for the nine months ended September 30, 2002.  The diluted weighted-average shares of common stock outstanding increased to 86.4 million shares for the nine months ended September 30, 2003 from 3.2 million shares for the nine months ended September 30, 2002 due primarily to the July 31, 2003 issuance of Series F and Series G convertible preferred stock which is convertible into a total of 323.1 million shares of our common stock and the July 31, 2003 conversion of our Series A, B, C, D and E convertible preferred stock into 10.8 million shares of common stock. A beneficial conversion charge of $52.0 million was recorded on July 31, 2003 since the conversion rates on the Series F and Series G convertible preferred stock at issuance were less than the trading price of our common stock on that date.  The beneficial conversion charge reduced diluted income per common share by $0.60 for the nine months ended September 30, 2003.  Without the charge, diluted income per common share was $2.03 for the nine months ended September 30, 2003.  The Allied Riser merger resulted in an extraordinary gain of $4.5 million, or $1.42 per common share for the nine months ended September 30, 2002. The loss per common share, excluding the impact of the extraordinary gain, was ($22.80) for the nine months ended September 30, 2002.

For the nine months ended September 30, 2002, the following securities were not included in the computation of earnings per share as they are anti-dilutive: options to purchase 1.1 million shares of common stock at weighted-average exercise prices of $4.62 per share, 95.1 million shares of preferred stock, which were convertible into 10.1 million shares of common stock, warrants for 0.8 million shares of common stock and 0.2 million shares of common stock issuable on the conversion of the Allied Riser convertible subordinated notes. For the nine months ended September 30, 2003, 0.2 million shares of common stock issuable on the conversion of the Allied Riser convertible subordinated notes are not included in the computation of earnings per share as they are anti-dilutive.

Liquidity and Capital Resources

Since our inception, we have primarily funded our operations and capital expenditures through private equity financing,

capital lease obligations and our credit facility with Cisco Capital. At September 30, 2003, our current cash and cash equivalents position and short-term investments totaled $19.6 million.

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

•                                          we amended and restated the credit facility as described below;

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

Settlement with Allied Riser Note Holders.  In January 2003, we entered into settlement and exchange agreements with the holders of approximately $107 million of face value of Allied Riser’s $117 million convertible subordinated notes. Pursuant to the exchange agreement, the note holders agreed to surrender their notes including accrued and unpaid interest in exchange for a cash payment of approximately $5.0 million and the issuance of 3.4 million shares of our Series D convertible preferred stock and 3.4 million shares of our Series E convertible preferred stock. Pursuant to the settlement agreement, the note holders agreed to dismiss with prejudice their litigation against Allied Riser, in exchange for a cash payment of approximately $4.9 million and a general release from us. These transactions closed in March 2003 when the approximately $9.9 million was paid and the preferred shares were issued. These settlement and exchange agreements eliminated the approximately $107 million principal payment obligation due in September 2007 interest accrued at a 7.5 percent annual rate since the last interest payment made on December 15, 2002, the future semi-annual interest payment obligations on these notes, and the note holder litigation in exchange for cash payments totaling $9.9 million and the issuance of preferred stock convertible at the time of its issuance into approximately 4.2% of our then outstanding fully diluted common stock. After the exchange, approximately $10.2 million of Allied Riser notes remain outstanding.

Net Cash Used in Operating Activities.  Net cash used in operating activities was $23.4 million for the nine months ended September 30, 2003 as compared to $26.8 million for the nine months ended September 30, 2002. Net income was $175.6 million for the nine months ended September 30, 2003.  Net (loss)  was $(67.9) million for the nine months ended September 30, 2002. Net income for the nine months ended September 30, 2003 includes a gain of $215.4 million related to the restructuring of our credit facility with Cisco Capital and a $24.8 million gain related to the exchange of Allied Riser subordinated convertible notes both as discussed above. Net loss for the nine months ended September 30, 2002 includes an extraordinary gain of $4.5 million related to the Allied Riser merger. Depreciation and amortization including amortization of debt discount and deferred compensation was of $40.3 million for the nine months ended September 30, 2003, and $32.9 million for the nine months ended September 30, 2002. Changes in current assets and liabilities resulted in an increase to operating cash of $0.9 million for the nine months ended September 30, 2003 and an increase in operating cash of $12.7 million for the nine months ended September 30, 2002.

Net Cash Used in Investing Activities.  Net cash from investing activities was a negative $26.8 million for the nine months ended September 30, 2003 and a negative $0.3 million for the nine months ended September 30, 2002. Purchases of property and equipment were $21.1 million for the nine months ended September 30, 2003 and $56.9 million for the nine months ended September 30, 2002. Purchases of short-term investments were $5.0 million for the nine months ended September 30, 2003 and $0.7 million for the nine months ended September 30, 2002. Investing activities for the nine months ended September 30, 2002 included the payment of $9.5 million related to the April 2002 acquisition of certain assets of PSINet, the payment of $3.6 million to acquire the minority interests of STOC, and $70.4 million of cash and cash equivalents acquired in the February 4, 2002 Allied Riser merger. Investing activities for the nine months ended September 30, 2003 included an additional  $0.7 million related to the PSINet acquisition.

Net Cash Provided by Financing Activities.  Financing activities provided net cash of $21.5 million for the nine months ended September 30, 2003 and $29.8 million for the nine months ended September 30, 2002. We received proceeds from borrowing under our credit facility of $8.0 million for the nine months ended September 30, 2003 and $31.9 million for the nine months ended September 30, 2002. For the nine months ended September 30, 2003 and September 30, 2002, we also borrowed $4.7 million and $10.3 million, respectively, to fund interest and fees related to the Cisco credit facility. The liquidation preference at September 30, 2003 of all classes of our preferred stock, was approximately $134.0 million. In connection with the Purchase Agreement, our outstanding Series A, B, C, D and E participating convertible preferred stock was converted into approximately 10.8 million shares of common stock. The liquidation preferences on our preferred stock issued under the Purchase Agreement and the Exchange Agreement discussed above require that at least $11.0 million will be paid to the holders of the Series F preferred stock, at least $123.0 million will be paid to the holders of the Series G preferred stock and at least $9.1 million will be paid to the holders of the Series H preferred stock, after it is issued, before any payment is made to the holders of the our common stock. Principal repayments of capital lease obligations were $2.2 million and $2.1 million for the nine months ended September 30, 2003 and September 30, 2002, respectively. Financing activities for the nine months ended September 30, 2003 included a $5.0 million payment related to the exchange of  Allied Riser subordinated convertible notes, a $20.0 million payment to Cisco Capital under the restructuring of our credit facility and net proceeds of $40.6 million due to the sale of our Series G convertible preferred stock as discussed above.

Credit Facility. In connection with the Exchange Agreement and the restructuring of our indebtedness to Cisco Capital we amended our credit facility with Cisco Capital (the “Amended and Restated Credit Agreement”). We closed our restructuring transaction and the Amended and Restated Credit Agreement became effective on July 31, 2003.

Under the Amended and Restated Credit Agreement our approximately $269.1 million ($262.8 million of principal and $6.3 million of accrued interest in indebtedness to Cisco Capital, was reduced to $17.0 million and Cisco Capital’s obligation to make additional loans to us was terminated. Additionally the Amended and Restated Credit Agreement eliminated the covenants related to our financial performance. Cisco Capital retained its senior security interest in substantially all of our assets except that we will be permitted to subordinate Cisco Capital’s security interest in our accounts receivable.

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

As of September 30, 2003, our contractual cash obligations are as follows:

	Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(in thousands)
Contractual Cash Obligations
Long term debt	$28,033	$—	$7,328	$20,705	$—
Capital lease obligations	109,636	7,958	12,596	11,629	77,453
Operating leases	153,222	18,875	31,305	23,725	79,317
Unconditional purchase obligations	4,301	287	574	574	2,866
Total contractual cash obligations	$295,192	$27,120	$51,803	$56,633	$159,636

Future Capital Requirements.  Our future capital requirements will depend on a number of factors, including our success in increasing the number of customers using our services, regulatory changes, competition, technological developments, potential merger and acquisition activity and the economy. Management believes that if we are able to increase the number of customers using our services as planned, our current cash position would be sufficient to fund our operations until we generate more cash than we consume (“cash flow positive”).  If we are unable to achieve revenue growth or if we have significant unplanned costs or cash requirements, we may need to raise additional funds through the issuance of debt or equity.  We cannot assure you that this financing will be available on terms favorable to us or our stockholders, or at all. Insufficient funds may require us to delay or scale back the number of buildings that we serve or require us to restructure our business. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders may result.

We may elect to purchase or otherwise retire the remaining $10.2 million face value of Allied Riser notes with cash, stock or assets from time to time in open market or privately negotiated transactions, either directly or through intermediaries where we believe that market conditions are favorable to do so. Such purchases may have a material effect on our liquidity, financial condition and results of operations. We may elect to pay the semi-annual interest payments on the $10.2 million face value of Allied Riser notes with our common stock.

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”) to clarify the conditions under which assets, liabilities and activities of another entity should be consolidated into the financial statements of a company. FIN 46 requires the consolidation of a variable interest entity by a company that bears the majority of the risk of loss from the variable interest entity’s activities, is entitled to receive a majority of the variable interest entity’s residual returns, or both. The adoption of FIN 46 did not have an impact on the Company’s financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The new guidance amends SFAS No. 133 for decisions made: (a) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS No. 133, (b) in connection with other Board projects dealing with financial instruments, and (c) regarding implementation issues raised in relation to the application of the definition of derivative. SFAS No. 149 is generally effective for contracts entered into or modified after June  30, 2003. The adoption of the provisions of SFAS No. 149 did not have an impact on the Company’s results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. SFAS No. 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. The provisions of SFAS No. 150 became effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that existed as of July 1, 2003. The Company does not have any financial instruments that meet the provisions of SFAS No. 150, therefore, adopting the provisions of SFAS No. 150 did not have an impact on the Company’s results of operations or financial position.

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

•                                          We recognize service revenue when the services are performed, evidence of an arrangement exists, the fee is fixed and determinable and collection is probable. Service discounts and incentives related to telecommunications services are recorded as a reduction of revenue when granted or ratably over the estimated customer life. Fees billed in connection with customer installations and other upfront charges are deferred and recognized ratably over the estimated customer life. Direct costs incurred for provisioning and installing a customer and sales and commission costs associated with acquiring the new customer are expensed as incurred.

•                                          We establish a valuation allowance for collection of doubtful accounts and other sales credit adjustments. Valuation allowances for sales credits are established through a charge to revenue, while valuation allowances for doubtful accounts are established through a charge to selling, general and administrative expenses. We assess the adequacy of these reserves monthly by evaluating general factors, such as the length of time individual receivables are past due, historical collection experience, the economic and competitive environment, and changes in the credit worthiness of our customers. As considered necessary, we also assess the ability of specific customers to meet their financial obligations to us and establish specific valuation allowances based on the amount we expect to collect from these customers. We believe that our established valuation allowances were adequate as of December 31, 2002 and September 30, 2003. If circumstances relating to specific customers change or economic conditions worsen such that our past collection experience and assessment of the economic environment are no longer valid, our estimate of the recoverability of our trade receivables could be changed. If this occurs, we adjust our valuation allowance in the period the new information is known.

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

•                                          We record deferred compensation for options issued with exercise prices less than the estimated fair market value of our common stock at grant date. Prior to becoming a public company, we estimated the fair market value of our common stock based upon our most recent equity transaction.  Subsequent to becoming a public company, we determine the fair value of our common stock by its closing price on the American Stock Exchange.

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

•                                          We review our long-lived assets, including property and equipment, and intangible assets with definite useful lives to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”). Pursuant to SFAS No. 144, impairment is determined by comparing the carrying value of these long-lived assets to our best estimate of future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. As of December 31, 2002 and September 30, 2003 we tested our long-lived assets for impairment.  We believe that no impairment existed under SFAS No. 144 as of December 31, 2002 and September 30, 2003. In the event that there are changes in the planned use of our long-lived assets or our expected future undiscounted cash flows are reduced significantly, our assessment of our ability to recover the carrying value of these assets under SFAS No. 144 could change.

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

ITEM 3.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

All of our financial interests that are sensitive to market risk are entered into for purposes other than trading. Our primary market risk exposure is related to our marketable securities. We place our marketable securities investments in instruments that meet high credit quality standards as specified in our investment policy guidelines. Marketable securities were approximately $19.6 million at September 30, 2003, $11.0 million of which are considered cash equivalents and mature in 90 days or less and $8.6 million are short-term investments consisting of commercial paper and certificates of deposit. Approximately $0.5 million of these investments are restricted for collateral against letters of credit totaling $0.5 million.

We also own approximately $2.6 million of commercial paper investments ($ 0.9 million) and a Canadian treasury bill ($ 1.7 million) that are classified as other long-term assets.   These investments are restricted for collateral against letters of credit totaling approximately $2.6 million.

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

If market rates were to increase immediately and uniformly by 10% from the level at September 30, 2003, the change to our interest sensitive assets and liabilities would have an immaterial effect on our financial position, results of operations and cash flows over the next fiscal year. A 10% increase in the weighted-average interest rate for the nine months ended September 30, 2003 would have increased our interest expense for the period by approximately $0.1 million.

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

We generally accrue for the amounts invoiced by our providers of telecommunications services. Liabilities for telecommunications costs are generally reduced when the vendor acknowledges the reduction in its invoice and the credit is granted. In 2002, one vendor invoiced us for approximately $1.7 million in excess of what we believe is contractually due to the vendor. We have not accrued for what we believe is an excess amount.  We intend to vigorously defend our position related to these charges.

PSINet Liquidating, LLC

On March 19, 2003 PSINet Liquidating LLC filed a motion in the United States Bankruptcy Court for the Southern District of New York seeking an order instructing us to return certain equipment and to cease using certain equipment. The motion relates to the asset purchase agreement under which we purchased through the bankruptcy process certain assets from the estate of PSINet, Inc. The PSINet estate is alleging that we failed to make available for pick-up and failed to return all of the equipment that we were obligated to return under the terms of the asset purchase agreement and that we were in some cases making use of that equipment in violation of the agreement. On May 7, 2003 we agreed with the PSINet estate on a mechanism for identifying equipment that still must be returned and determining the compensation for any unreturned equipment.  The bankruptcy court has approved the agreement and in June 2003 we  funded a $600,000 escrow account related to this matter to resolve the potential remaining obligations for unreturned equipment.  We are in the process of identifying and returning equipment that still must be returned, and determining what, if any, amount will need to be released from the escrow account to the PSINet estate.

We are involved in other legal proceedings in the normal course of our business.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

At various times during the three months ended September 30, 2003, we granted to employees options to purchase an aggregate of 1,200 shares of common stock with a weighted average exercise price of $2.22 per share.

On July 31, 2003 in connection with the restructuring transaction described in more detail in Part I, Item 2 of this quarterly report, we issued 11,000 shares of our Series F participating convertible preferred stock to Cisco Systems Capital Corporation and 41,030 shares of our Series G participating convertible preferred stock to certain investors. There were no proceeds from the issuance of Series F participating convertible preferred stock to Cisco Systems Capital Corporation. $20 million of the $41 million proceeds from the issuance of the Series G preferred stock were used to make a payment to Cisco Systems Capital Corporation as part of a restructuring of our debt with Cisco Capital and the remainder is for working capital. Upon the consummation of the restructuring transaction, the Company's outstanding Series A, B, C, D, and E convertible preferred stock was converted to approximately 10.8 million shares of common stock. In order to accomplish this transaction we amended our certificate of incorporation to authorize the issuance and define the rights of our Series F, G and H preferred stock, increase the number of authorized shares of our common stock, eliminate reference to the Series A, B, C, D, and E convertible preferred stock that were converted into common stock and authorize 120,000 shares of authorized but unissued and undesignated preferred stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

As discussed in greater detail in the “Liquidity and Capital Resources” section of Part I, Item 2, prior to July 31, 2003 we were party to a $409 million credit facility with Cisco Systems Capital Corporation (“Cisco Capital”). The credit facility with Cisco Capital required compliance with certain financial and operational covenants. We violated the debt covenants for the fourth quarter of 2002 and certain subsequent financial covenants.  Accordingly, from December 31, 2002 to July 31, 2003 we were in default and Cisco Capital could have accelerated the loan payments and made the outstanding balance of due and payable. However, as described above we have concluded a transaction with Cisco Capital that has eliminated the default as of July 31, 2003.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the securities holders. However, as permitted by the Company’s certificate of incorporation the Board of Directors expanded the number of directors and appointed on October 21, 2003, Timothy Weingarten, Michael Carus and Stephen Brooks as directors serving until the next annual meeting of the stockholders.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits

Exhibit Number	Description

3.1

Fourth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003, File No. 001-31227)

3.2

Certificate of Designations relating to the Company's Series F Participating Convertible Preferred Stock, par value $.001 per share (incorporated by reference to Exhibit 3.21 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003, File No. 001-31227)

3.3

Certificate of Designations relating to the Company's Series G-1 through G-18 Participating Convertible Preferred Stock, par value $.001 per share (incorporated by reference to Exhibits 3.3 through 3.20 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003, File No. 001-31227)

3.4

Certificate of Designations relating to the Company's Series H Participating Convertible Preferred Stock, par value $.001 per share (incorporated by reference to Exhibit 3.21 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003, File No. 001-31227)

10.1

Cogent Communications Group, Inc. Extension of Lease for Headquarters Space through August 31, 2004, by and between 6715 Kenilworth Avenue Partnership and Cogent Communications Group, Inc., dated August 5, 2003.

10.2

Second Amended and Restated Stockholders Agreement of Cogent Communications Group, Inc, dated July 31, 2003 (previously filed as 10.1 to our Report on Form 8-K filed on August 7, 2003, and incorporated by reference.)

10.3

Third Amended and Restated Registration Rights Agreement of Cogent Communications Group, Inc, dated July 31, 2003  (previously filed as 10.2 to our Report on Form 8-K filed on August 7, 2003, and incorporated by reference.)

10.4

Exchange Agreement by and among Cogent Communications Group, Inc., Cogent Communications, Inc., Cogent Internet, Inc., Cisco Systems, Inc. and Cisco Systems Capital Corporation, dated June 26, 2003  (previously filed as 10.3 to our Report on Form 8-K filed on August 7, 2003, and incorporated by reference.)

10.5

Participating Convertible Preferred Stock Purchase Agreement by and among Cogent Communications Group, Inc. and each of the Investors signatory thereto, dated June 26, 2003  (previously filed as 10.4 to our Report on Form 8-K filed on August 7, 2003, and incorporated by reference.)

10.6	2003 Incentive Award Plan of Cogent Communications Group, Inc. (previously filed as 10.1 to our Registration Statement on Form S-8 filed on September 11, 2003, and incorporated by reference.)

10.7	Form of Restricted Stock Agreement (previously filed as 10.2 to our Registration Statement on Form S-8 filed on September 11, 2003, and incorporated by reference.)

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer

32.2	Certification of Chief Financial Officer

(b)	Reports on Form 8-K

On August 7, 2003, we filed a report on Form 8-K under Item 5 announcing the closing of our restructuring with Cisco Systems Capital Corporation and the closing of our agreement with a group of private investors to raise $41 million in new funding through the issuance of privately placed equity.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2003	COGENT COMMUNICATIONS GROUP, INC.

	By:	/s/ David Schaeffer
Name: David Schaeffer
Title: Chairman of the Board and Chief Executive Officer

Date: November 14, 2003	By:	/s/ Helen Lee
Name: Helen Lee
Title: Chief Financial Officer

Date: November 14, 2003	By:	/s/ Thaddeus G. Weed
Name: Thaddeus G. Weed
Title: Vice President and Controller