Form 10-K
period 2003-12-31
COGENT COMMUNICATIONS GROUP INC
filed 2004-03-30
CIK 1158324

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

        As of June 30, 2003, 3,483,838 shares of the registrant's common stock, par value $0.001 per share, were outstanding. As of that date, the aggregate market value of the common stock held by non-affiliates of the registrant was $7,664,444 based on a closing price of $2.20 on the American Stock Exchange on such date. Directors, executive officers and 10% or greater shareholders are considered affiliates for purposes of this calculation but should not necessarily be deemed affiliates for any other purpose.

        On March 19, 2004, the Company had 13,952,855 shares of common stock outstanding.

Documents Incorporated by Reference

        Portions of our Information Statement for the 2004 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2003 are incorporated herein by reference in response to Part III, Items 10 through 14, inclusive.

COGENT COMMUNICATIONS GROUP, INC.

FORM 10-K ANNUAL REPORT

FOR THE YEAR ENDED DECEMBER 31, 2003

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

PART I

ITEM 1.    BUSINESS

Overview

        We provide high-speed Internet access to businesses and other telecommunications service providers. These customers are located in buildings directly connected to Cogent's fiber optic network. Services are provided in these locations to our customers utilizing Ethernet interfaces. We call these services our "on-net" services. We also offer services to customers utilizing leased circuits providing more traditional Internet access speeds of T1, E1, E3, and T3. We call these services our "off-net" services. The discussion below includes information on our French and Spanish and related European operations. However, because our French and Spanish operations were acquired in January 2004, the financial statements and other financial information included in this annual report reflect the results of operation of only our U.S. and Canadian operations.

        In the buildings in which we offer our on-net services, we typically place a rack of equipment allowing us to terminate our optical signal from the metropolitan network and provide interconnection to our end customers either through cross connects within carrier-neutral facilities or riser facilities that we own, operate and terminate in our customer's suite.

        We also provide high speed Internet access and rack co-location in approximately 27 data centers in the United States and Europe.

        In the United States and Canada, our network is linked to approximately 860 buildings in more than 20 metropolitan markets. In these markets, our network is constructed of dark fiber that we control pursuant to long-term supply agreements. This dark fiber connects at hubs (or central office locations) that we have constructed in each key market. Within these hub facilities, we deploy our metropolitan optical equipment, our core routing technology and a physical interconnection to our intercity long haul fiber-optic network. In Europe our network links approximately 39 markets, primarily in France and Spain, in which we have 42 on-net buildings.

        Our intercity network is comprised of approximately 12,500 route-miles and 25,000 fiber-miles in North America and approximately 10,000 route-kilometers and 20,000 fiber-kilometers in France and Spain. Our North American and European networks are interconnected via two leased high capacity STM-16 circuits. We interconnect our network at approximately 30 locations worldwide with over 400 other Internet service providers providing for our internetworking capacity. Our network has been optimized for transmission using Internet Protocol, or "IP". Our network has been designed to offer these services at speeds that we believe have not been generally and commercially available to our competitors. In addition to the core services described above, we also support a number of non-core products. These products include email, shared web hosting, managed web hosting, and dial up Internet access. We continue to support these products as customer contracts require.

        Our network incorporates assets that we have purchased and deployed in connection with the nine major corporate acquisitions we have completed. Our acquisition strategy has focused on targets that employ technology that is complementary to the technology that we have deployed. The network equipment and infrastructure we acquired in these transactions have generally been re-deployed in an architecture meeting our network design criteria.

Recent Developments

        Resolution of Default Under Cisco Credit Facility and Sale of Series F and Series G Preferred Stock. Prior to July 31, 2003 we were party to a $409 million credit facility with Cisco Systems Capital Corporation ("Cisco Capital"). The credit facility required compliance with certain financial and operational covenants. We were in violation of a financial covenant as of December 31, 2002 and as a result Cisco Capital could have declared a default and accelerated the due date of our indebtedness. These developments are discussed in greater detail below under Management's Discussion and Analysis of Financial Condition and Results of Operations "Liquidity and Capital Resources".

        On June 12, 2003, our Board of Directors unanimously adopted a resolution authorizing us to consummate a transaction with Cisco Capital and Cisco Systems, Inc. ("Cisco") that would restructure our indebtedness to Cisco Capital as well as to offer and sell a new series of preferred stock to certain of our existing stockholders in order to acquire the cash needed to complete the restructuring. On June 26, 2003, our stockholders approved these transactions.

        In order to complete the restructuring we entered into an agreement (the "Exchange Agreement") with Cisco and Cisco Capital pursuant to which, among other things, Cisco and Cisco Capital agreed to cancel the principal amount of indebtedness plus accrued interest and return warrants exercisable for the purchase of 0.8 million shares of our common stock (the "Cisco Warrants") in exchange for our cash payment of $20.0 million, the issuance of 11,000 shares of our Series F participating convertible preferred stock, and the issuance of an amended and restated promissory note for the aggregate principal amount of $17.0 million. Immediately prior to the closing of the restructuring on July 31, 2003, we were indebted to Cisco Capital for a total of $269.1 million ($262.8 million of principal and $6.3 million of accrued interest).

        In order to complete the restructuring we also entered into an agreement (the "Purchase Agreement") with certain of our existing preferred stockholders (the "Investors"), pursuant to which we agreed to issue and sell to the Investors in several sub-series 41,030 shares of our Series G participating convertible preferred stock for $41.0 million in cash.

        On July 31, 2003, we closed the transactions contemplated by the Exchange Agreement and the Purchase Agreement.

        On January 5, 2004 we acquired Firstmark Communications Participations S.a.r.l. the parent company of LambdaNet Communications France SAS and LambdaNet Communications Espana SA (together, "LambdaNet France and Spain") by merging a subsidiary of ours with a company that had acquired them from LNG Holdings SA in a related transaction. In consideration of the merger, we issued approximately 2,575 shares of Series I preferred stock to the owners of the company that had acquired LambdaNet France and Spain. This transaction is described in greater detail in Note 14 to our financial statements.

        After the closing of that merger, we attempted to acquire LambdaNet Communications Deutschland, AG ("LNCD"), a sister company of LambdaNet France and Spain, but were unable to reach agreement with LNCD's bank creditors. LNCD filed for insolvency in Germany on February 12, 2004. LambdaNet France and Spain have made use of LNCD's facilities to complete communications circuits into Germany and also have depended on LNCD for network operations support, billing and other services. We have begun the process of fully separating the operations of LambdaNet France and Spain from LNCD but that is not complete and there may be disruptions as this process proceeds.

        We have entered into an agreement to acquire another German network and may acquire additional European networks.

Our Solutions

        We believe that our network solutions effectively address many of the unmet data communications needs of small- and medium-sized business customers and other telecommunications service providers by offering them quality, performance, attractive pricing and service. These solutions consist of our high-speed on-net Internet access service, our more traditional off-net Internet access service offered under the PSINet brand name, and our co-location services.

        We believe our solution differentiates us from our competitors due to the following factors:

        Attractive price and performance:    Our network architecture allows us to offer on-net Internet access to our customers in Cogent-served buildings at attractive prices. Our service provides customers with substantially more bandwidth at a lower cost than traditional high-speed Internet access.

        Reliable service:    We believe our network provides reliability at all levels through the use of highly reliable optical technology. We use a ring structure in the majority of our network that enables us to route customer traffic simultaneously in both directions around the network rings both at the metropolitan and national levels. The availability of two data transmission paths around each ring acts as a backup that minimizes loss of service in the event of equipment failure or damage.

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

Internet Access and Co-Location Services

        Our acquisition of assets of PSINet and Fiber Network Solutions, Inc. and our acquisitions of LambdaNet France and Spain have allowed us to expand both our customer base and our product line. Following each acquisition, we have migrated customers to our network and have used the facilities that we acquired to provide additional services to a broader market. In the U.S. we primarily offer our customers three types of fixed-price off-net Internet access products under the PSINet brand, namely, T1, T3 and OC3. In Canada these services are offered under the Cogent brand. These products are offered in buildings that are typically within a ten-mile radius of a Cogent POP and are not currently targeted for our high-speed on-net Internet access service. We also provide co-location services in the data centers we acquired.

Our Network

Intercity

        Our network consists of both Cogent-operated on-net facilities and off-net leased circuits, depending upon which service is being utilized. Customers of Cogent on-net Internet access service are served solely on Cogent-operated facilities. The North American inter-city backbone portion of the Cogent network consists of two strands of optical fiber that we have acquired from WilTel Communications and 360networks under pre-paid indefeasible rights of use ("IRUs"). The WilTel fiber route is approximately 12,500 miles in length and runs through all of the metropolitan areas that we serve with the exception of Toronto, Ontario. We have the right to use the WilTel fiber for 20 years and may extend the term for two five-year periods without additional payment. To serve the Toronto market, our Canadian affiliate, Fiber Services of Canada, Inc, and Cogent leased two strands of optical fiber under pre-paid IRUs from affiliates of 360networks. This fiber runs from Buffalo, New York to our hubsite in Toronto. The 360networks IRUs run for 20 years, after which title to the fiber is to be transferred to Cogent and Fiber Services of Canada. Service in Toronto is offered through our subsidiary, Shared Technologies of Canada, Inc. While the IRUs are pre-paid, we pay WilTel and affiliates of 360networks to maintain their respective fibers during the period of the IRUs.

Intracity

        In each North American metropolitan area in which we provide Cogent high-speed on-net Internet access service, the backbone network is connected to a Cisco Systems router that provides a connection to one or more metropolitan networks. These metropolitan networks also consist of optical fiber that runs from the backbone router into buildings that we serve. The on-net metropolitan fiber in most cases runs in a ring. The ring provides redundancy so that if the fiber is cut, data can still be transmitted to the backbone router by directing traffic in the opposite direction around the ring. Each on-net building is served by a Cisco router that is connected to the metropolitan fiber. The router provides the connection to each customer in the building. In addition to connecting customers to our network, the metropolitan networks are used to connect our network to the networks of other Internet service providers.

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

        The off-net Internet access service we offer is provided over both facilities that we operate and leased facilities. The backbone for this service primarily consists of our backbone, but for those cities not connected to the network we operate, the backbone partly consists of leased inter-city connections linking those cities to cities where we operate our own facilities. These leased inter-city connections are of varying capacities depending upon the needs of the market such connections serve.

        Within the North American cities where we offer off-net Internet access service, we lease circuits (typically T-1 lines) from telecommunications carriers (primarily local telephone companies) to provide the "last-mile" connection to the customer's premises off-net. Typically, these circuits are aggregated at various locations in those cities onto higher-capacity leased circuits that ultimately connect the local aggregation route to our network backbone.

        We are in the process of upgrading our network in France and Spain to conform to the architecture we have deployed in North America. When we acquired Lambdanet France and Spain their facilities were optimized to provide point-to-point connectivity for customers in their markets. With the deployment of additional equipment we already own, or may purchase, these networks will be better able to support our high speed Internet access services, including on-net service using Ethernet connections and off-net service provided over E-1 and E-3 connections.

Our Strategy

        We intend to become a leading provider of high-capacity on-net and off-net broadband access to customers in large multi-tenanted office buildings in commercial business districts of the largest markets in the United States, as well as in the international markets we serve, and to leverage the fully-lit backbone we operate to offer traditional Internet access service in those markets and elsewhere. To achieve this objective, we intend to:

        Focus on the most attractive markets and customers:    We intend to build our customer base rapidly in our target markets. For our on-net Internet access service, we target buildings that have high-tenant count in dense commercial areas. We believe this approach will accelerate the return on our investments. The value of our network, and its ability to function both as a LAN-to-Internet and as a LAN-to-LAN network, is enhanced by the number of cities and customers connected to our network. However, we must select markets in which network construction cost and customer acquisition costs provide for an attractive return based upon our product offering and pricing. Our on-net solution will not be available to all potential customers in the markets we are targeting but rather will be offered on a selected basis. For our off-net Internet access service, we have contracts with numerous telecommunications providers allowing us to order last-mile connections at favorable rates. We can quickly determine if a customer can be served by us in a cost-effective manner, and by owning our own backbone, we believe we can handle increased volumes of Internet traffic with very little added cost.

        Maintain a simple pricing model:    We offer our services at prices that are competitive with traditional Internet service providers. Pricing for T1 Internet access today is comprised of two components: (1) the local loop, which is purchased generally from the incumbent local exchange carrier (ILEC), or a competitive local exchange carrier (CLEC), and (2) the Internet port connection, which is typically provided by the Internet service provider. Our on-net 100 megabits per second service is substantially faster than typical services offered by existing cable and telecommunications operators. We offer our 100 Mbps on-net service at flat rate prices.

        Target small and medium-sized businesses with direct sales channel:    For our on-net Internet access services, we use a direct sales force comprised of individuals who are geographically dispersed throughout most of our targeted markets. This retail sales effort is supported by an active program of direct mail marketing. Our off-net Internet access service is primarily marketed through a telesales sales force based in Herndon, Virginia.

        Our newly-acquired French and Spanish subsidiaries have in the past focused on larger customers and on point-to-point circuits. We are in the process of developing the Internet access component of their operations and sales activites.

Our Competitors

        We face competition from many established competitors with significantly greater financial resources, well-established brand names and large, existing installed customer bases in the markets in which we compete. We also face competition from more recent entrants to the communications services market. Many of these companies offer products and services that are similar to our products and services, and we expect the level of competition to intensify in the future. We believe that competition is based on many factors, including price, transmission speed, ease of access and use, breadth of service availability, reliability of service, customer support and brand recognition.

        Incumbent Carriers.    In each market we serve, we face, and expect to continue to face, significant competition from the incumbent carriers, which currently dominate the local telecommunications markets. In the United States and Canada, these typically are the local telephone companies, as described below. In Europe, these typically are the incumbent national telephone companies, such as Deutsche Telecom, KPN, France Telecom, British Telecom, Telia Sonnera and Telefonica. We compete with the incumbent carriers on the basis of product offerings, quality, capacity and reliability of network facilities, state-of-the-art technology, price, route diversity, ease of ordering and customer service. However, the incumbent carriers have long-standing relationships with their customers and typically offer those customers with various transmission and switching services that we do not currently offer. Because our fiber optic networks have been recently installed compared to those of the incumbent carriers, our state-of-the-art technology may provide us with cost, capacity, and service quality advantages over some existing incumbent carrier networks; however, our network may not support the breadth of products supported by these legacy networks.

        In-Building Competitors.    Some competitors, such as Cypress Communications, XO Communications, Yipes, Time Warner Telecom, Group Telecom, IntelliSpace, Eureka GGN Networks have gained access to office buildings in our markets. To the extent these competitors are successful, we may face difficulties in marketing our services within some buildings in our target markets. Our agreements to use utility shaft space (riser facilities) within buildings are generally not exclusive. Certain competitors already have rights to install networks in some of the buildings in which we have rights to install our networks. It is not clear whether it will be profitable for two or more different companies to operate networks within the same building. Where a competitor has a network in the same building, there is substantial price competition.

        Local Telephone Companies.    Incumbent local telephone companies, including companies such as Verizon, SBC, Qwest, BellSouth, Bell Canada, British Telecom, and France Telecom, have several competitive strengths that may place us at a competitive disadvantage. These strengths include an established brand name and reputation and significant capital that allows them to rapidly deploy or leverage existing communications equipment and broadband networks. Competitive local telephone companies often market their services to tenants of buildings within our target markets and selectively construct in-building facilities. In addition, incumbent local telephone companies historically have not been required to compensate building owners for access and distribution rights within a targeted building, as we typically have had to do.

        Long Distance Companies.    Many of the leading long distance companies, such as AT&T, MCI, Telus, Allstream and Sprint, could begin to build their own in-building voice and data networks. The newer national long distance carriers, such as Qwest, Level 3, WilTel and Corvis (through its acquisition of Broadwing) have built and manage high speed fiber-based national voice and data networks, partnering with Internet service providers, and have extended their networks by installing in-building facilities and equipment.

        Competitive Local Telephone Companies.    Competitive local telephone companies often have broadband inter-building connections, market their services to tenants of large and medium-sized buildings, and selectively build in-building facilities, all of which competes against us.

        Fixed Wireless Service Providers.    Fixed wireless service providers, such as XO Communications, First Avenue Networks, AT&T, Telus, Sprint, Teligent and IDT (through its acquisition of Winstar Communications), provide high-speed communications services to customers using microwave or other facilities or satellite earth stations on building rooftops, and some of them are exploring the use of various forms of Wi-Fi technology to fill in service gaps. To the extent they are successful in providing service to a Cogent-served building, we compete with them for customers within that building.

        Internet Service Providers.    Internet service providers, such as AT&T WorldNet, EarthLink, SBC's Prodigy, the UUNET subsidiary of MCI, Level 3, Global Crossing, Tiscali, Sprint and Verio, provide traditional and high speed Internet access to residential and business customers, generally using the existing communications infrastructure. Digital subscriber line companies and/or their Internet service provider customers, such as MCI, AT&T, SBC, Verizon and Covad, typically provide broadband Internet access using digital subscriber line technology, which enables data traffic to be transmitted over standard copper telephone lines at much higher speeds than these lines would normally allow. Providers, such as America Online, Microsoft Network and Earthlink, generally target the residential market and provide Internet connectivity, ease-of-use and a stable environment for dialup modem connections. While the Internet access speeds offered by these providers typically does not match the Cogent offerings, these slower services usually are priced lower than Cogent's offerings and thus provide competitive pressure on pricing, particularly for more price-sensitive customers.

        Cable-Based Service Providers.    Cable-based service providers, such as Roadrunner, Comcast, Cox, Rogers, Shaw, AOL Time Warner and Charter Communications use cable television distribution systems to provide high-speed Internet access. Where they connect to our targeted buildings, they compete with us for customers. Where they connect to our targeted buildings, they compete with us for customers.

        Other High-Speed Internet Service Providers.    We may also lose potential customers to other high-speed Internet service. These providers, such as Yipes, XO Communications, Intellispace, Time

Warner Telecom and OnFiber Communications, are often characterized as Ethernet metropolitan access networks. They have targeted a similar customer base and have business strategies with elements that parallel ours. The incumbent local telephone companies, including Bell South, Bell Canada, Verizon and SBC also have begun to offer similar services.

        ILEC's and CLEC's.    Shared Technologies of Canada, our subsidiary operating in Toronto, is also a building-centric provider of total voice solutions. Operating on a Nortel platform, it provides a complete voice service to tenants in major downtown buildings in Toronto, in addition to our broadband service. As such, Shared Technologies competes with the local and long distance carriers, and in some cases the interconnect companies, in the market for voice services. Other shared service providers such as U.S. RealTel also have made some initial preparations to enter this market.

Regulation

        We are subject to numerous local regulations such as building and electrical codes, licensing requirements, and construction requirements. These regulations vary amongst the states, counties and cities in which we operate.

        In the United States the Federal Communications Commission (FCC) regulates common carriers' interstate services and state public utilities commissions exercise jurisdiction over intrastate basic telecommunications services. The FCC and most state public utility commissions do not regulate Internet service providers. The offerings of many of our competitors and vendors, especially incumbent local telephone companies, are subject to direct federal and state regulations. These regulations change from time to time in ways that are difficult for us to predict.

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

        Our newly acquired European subsidiaries operate in a more highly regulated environment for the types of services they provide. In many Western European countries, a national license is required for the provision of data and Internet services. In addition, our subsidiaries operating in member countries of the European Union are subject to the directives and jurisdiction of the EU. Each of our subsidiaries holds the licenses necessary to provide its services in the markets where it operates today. To the extent we expand our operations or service offerings in Europe or other new markets we may face regulatory obstacles to executing our plans.

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

Employees

        On December 31, 2003, we had 194 employees.

Available Information

        We make available free of charge through our Internet website our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. The reports are made available through a link to the SEC's Internet web site at www.sec.gov. You can find these reports and request a copy of our Code of Ethics on our website at www.cogentco.com under the "Investor Relations" link.

ITEM 2.    DESCRIPTION OF PROPERTIES

        We own no material real property in North America. We are headquartered in facilities consisting of approximately 15,370 square feet in Washington, D.C., which we occupy under a lease with an entity controlled by our Chief Executive Officer, that expires on August 31, 2004. We and our subsidiaries also lease approximately 327,000 square feet of space to house our hosting centers, offices and the equipment that provides the connection between our backbone network and our metropolitan networks. Approximately 77,400 square feet are used for metropolitan hub sites which average 3,100 square feet in size. The terms of these leases generally are for ten years with two five-year renewal options, at annual rents ranging from $13.00 to $77.25 per square foot. Much of the general office space has been sublet to third parties. We believe that these facilities are generally in good condition and suitable for our operations.

        Through our acquisition of Lamdanet France and Lambdanet Spain, in January, 2004, we acquired three properties in France. All three properties are Data Center and/or POP facilities ranging in size from 11,838 to 18,292 square feet. We believe that the current market value of these properties is 5.1 million euros (or approximately $6.3 million US Dollars). One of the three properties, located in Lyon, France, is currently under contract to be sold for 3.9 million euros (or approximately $4.8 million US Dollars) and is expected to close in late 2004 subject to the purchaser obtaining the necessary entitlements to redevelop the property. Through our subsidiaries Lamdanet France and Lamdanet Spain we also lease approximately 229,520 square feet of space to house our hosting centers, offices and the equipment that provides the connection between our backbone network and our metropolitan networks. Approximately 159,517 square feet of the total are used for active POP locations which house our network equipment and provide collocation space for our customers and have an average size of 9,900 square feet. The terms of their leases generally are for nine years with an opportunity to exit the lease every three years with annual rents ranging from $2.20 to $30.00 per square foot. Much of the general office space and non-active POP locations are currently on the market to be sublet to third parties. We believe that these facilities are generally in good condition and suitable for our operations.

ITEM 3.    LEGAL PROCEEDINGS

        Vendor Claims and Disputes.    We are involved in a dispute with the former landlord of one of our subsidiaries, Allied Riser Operations Corporation, in Dallas, Texas. On July 15, 2002, the landlord filed suit in the 193rd District Court of the State of Texas alleging that Allied Riser's March 2002 termination of its lease with the landlord resulted in a default under the lease. We believe, and have responded, that the termination was consistent with the terms of the lease. Although the suit did not specify damages, we estimate, based upon the remaining payments under the lease and assuming no mitigation of damages by the landlord, that the amount in controversy may total approximately $3.0 million. We have not recognized a liability for this dispute and intend to vigorously defend our position.

        We generally accrue for the amounts invoiced by our providers of telecommunications services. Liabilities for telecommunications costs are generally reduced when the vendor acknowledges the reduction in its invoice and the credit is granted. In 2002, one vendor invoiced us for approximately $1.7 million in excess of what we believe is contractually due to the vendor. The vendor has initiated an arbitration proceeding related to this dispute. We intend to vigorously defend our position related to these charges.

        We are involved in other legal proceedings in the normal course of our business that we do not expect to have a material impact on our operations or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matters were submitted to a vote of our security holders during the fourth quarter of the year ended December 31, 2003.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our common stock is currently traded on the American Stock Exchange under the symbol "COI." Prior to February 5, 2002 no established public trading market for the common stock existed.

        As of March 19, 2004, there were approximately 460 holders of record of shares of our common stock.

        The table below shows, for the quarters indicated, the reported high and low trading prices of our common stock on the American Stock Exchange.

Calendar Year 2003	HIGH	LOW
First Quarter	$0.94	$0.40
Second Quarter	3.23	0.32
Third Quarter	2.39	0.80
Fourth Quarter	1.98	0.95

        We have not paid any dividends on our common stock since our inception and do not anticipate paying any dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will be dependent upon then-existing conditions, including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects, and other factors our board of directors deems relevant. Additionally, our credit agreement with Cisco Capital prohibits us from paying cash dividends and restricts our ability to make other distributions to our stockholders.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

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

		Years Ended December, 31
	August 9, 1999 to December 31, 1999
		2000	2001	2002	2003
	(dollars in thousands)
CONSOLIDATED STATEMENT OF
OPERATIONS DATA:
Net service revenue	$—	$—	$3,018	$51,913	$59,422
Operating expenses:
Cost of network operations	—	3,040	19,990	49,091	47,017
Amortization of deferred compensation — cost of network operations	—	—	307	233	1,307
Selling, general, and administrative	82	10,845	27,322	33,495	26,570
Amortization of deferred compensation — SG&A	—	—	2,958	3,098	17,368
Gain on settlement of vendor litigation	—	—	—	(5,721)	—
Depreciation and amortization	—	338	13,535	33,990	48,387

Total operating expenses	82	14,223	64,112	114,186	140,649

Operating loss	(82)	(14,223)	(61,094)	(62,273)	(81,227)
Settlement of note holder litigation	—	—	—	3,468	—
Interest income (expense) and other, net	—	2,462	(5,819)	(34,545)	(18,264)
Gain — Allied Riser note settlement	—	—	—	—	24,802
Gain — Cisco credit facility — troubled debt restructuring	—	—	—	—	215,432

(Loss) income before extraordinary gain	(82)	(11,761)	(66,913)	(100,286)	140,743
Extraordinary gain — Allied Riser merger	—	—	—	8,443	—

Net (loss) income	(82)	(11,761)	(66,913)	(91,843)	140,743
Beneficial conversion of preferred stock	—	—	(24,168)	—	(52,000)

Net (loss) income applicable to common stock	$(82)	$(11,761)	$(91,081)	$(91,843)	$88,743

Net (loss) income per common share — basic	$(0.06)	$(8.51)	$(64.78)	$(28.22)	$18.17

Net (loss) income per common share — diluted	$(0.06)	$(8.51)	$(64.78)	$(28.22)	$0.89

Weighted-average common shares — basic	1,360,000	1,382,360	1,406,007	3,254,241	7,744,350
Weighted-average common shares — diluted	1,360,000	1,382,360	1,406,007	3,254,241	158,777,953
CONSOLIDATED BALANCE SHEET DATA
(AT PERIOD END):
Cash and cash equivalents	$—	$65,593	$49,017	$39,314	$7,875
Total assets	25	187,740	319,769	407,677	344,440
Long-term debt (including current portion) (net of unamortized discount of $78,140 in 2002 and $6,084 in 2003)	—	77,936	202,740	347,930	83,702
Preferred stock	—	115,901	177,246	175,246	97,681
Stockholders' equity	18	104,248	110,214	32,626	244,754
OTHER OPERATING DATA:
Net cash used in operating activities	(75)	(16,370)	(46,786)	(41,567)	(27,357)
Net cash used in investing activities	—	(80,989)	(131,652)	(19,786)	(25,316)
Net cash provided by financing activities	75	162,952	161,862	51,694	20,562

        All share and per-share data in the table above reflects the ten-for-one reverse stock split that occurred in connection with our merger with Allied Riser in February 2002.

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

General Overview

        We were formed on August 9, 1999 as a Delaware corporation. We began invoicing our customers for our services in April 2001. We provide our high-speed Internet access service to our customers in buildings directly connected to our fiber optic network which we call our "on-net" services. We charge monthly fees for on-net services. Our April 2, 2002 acquisition of certain assets of PSINet, Inc. added a new element to our operations in that in addition to our current high-speed Internet access business, we began operating a more traditional Internet service provider business, with lower speed connections provided by leased circuits obtained from telecommunications carriers (primarily local telephone companies). We call these services our "off-net" services. Our February 4, 2002, merger with Allied Riser also added a new element to our operations as we began offering voice services in Toronto, Canada through our subsidiary, Shared Technologies of Canada. On January 5, 2004 we acquired Firstmark Communications Participations S.a.r.l. the parent company to LambdaNet France and LambdaNet Spain, as new European subsidiaries. These companies provide both on-net and off-net services.

        Our core product set, which we actively market, is comprised of three primary product groups. Our Type I on-net Internet access allows customers to directly connect to our network in approximately 860 North American buildings. These connections utilize facilities, which are controlled by us up to the customer premise. We operate in-building facilities that include riser distribution and cables as well as cross connections or horizontal connections directly to the customers' terminating equipment. The customers traffic is then transmitted across our network by equipment located within the building in which the service is sold exists.

        Our second major product group is Type II dedicated Internet access. This product includes customers located in buildings in we do not have direct fiber connectivity. We utilize traditional T1, E1, E3 and T3 transport circuits leased from local telecomm providers to provide this service. The majority of these circuits are leased from an incumbent local exchange carrier, or a competitive or alternate local exchange carrier. These dedicated transport circuits terminate at the customer's location and are then connected at the receiving location to our fiber optic Internet backbone. We operate fifty-two point of presence ("POP") locations that are aggregation points for these services in North America.

        The third major product line that we actively support is co-location services within the data centers that we operate. Within these centers we provide our customers rack space in which the customer may place its own equipment or servers. We generally include with those racks dedicated Internet access bandwidth service to those customers.

        We believe that our Type I Ethernet services provides us the greatest gross margin. For this service there is little additional equipment or services required to connect additional customers in our lit buildings to our network. The primary focus of our direct sales force is to sell these Type I products in the approximately 860 buildings which we have "on-net" in North America. These buildings include large commercial office buildings in which we sell our services to companies that utilize dedicated Internet access to support their businesses. We also sell into carrier neutral co-location facilities, telehouses, data centers and carrier hotels where we sell dedicated Internet access to companies that incorporate our services into their final products. We believe that these businesses generally utilize Internet access as one of their primary components in offering services to their end customers.

        Our Type II services are sold through a telesales organization to small and medium sized businesses that are located in buildings generally within a ten-mile radius of our fifty-two POPs in North America. The dedicated Internet access sold to these customers is generally of significantly lower speeds than those services sold in our Type I facilities. We believe that these products generally produce lower gross margins because each sale requires us to purchase dedicated Type II circuit from a local service provider. This circuit is generally provided as a transport link and is then connected between the customer premise and our POP. We then provide layer 3 transit services over these links. When possible we attempt to only commit to layer I transport purchase contracts that corresponded to the term of our dedicated Internet access contract with our customers. In some instances we have acquired customers in which the layer 1 contract term and the dedicated Internet access term may not coincide.

        In our data centers, we actively market our co-location and bandwidth services. These facilities are on-net to us. We believe that the incremental costs associated with adding additional customers within these facilities are attributable only to the incremental power used by the customer's equipment. Our facilities have significant additional capacity to add customers and we do not anticipate needing to spend additional capital to augment these facilities.

        We continue to support non-core products we have assumed in our acquisitions of various companies. These products include managed hosting, shared hosting, email services, dial up Internet access, voice services and point to point transport services. We do not actively market these services with the exception of point-to-point transport services in our European region and voice services in Canada.

        As we have acquired various operations of other companies we have attempted to maintain a common network architecture. Each of the acquired networks, as it is integrated into our network, is reconfigured to mirror our layer 3 IP architecture. We have strived to consolidate services on a common network platform. We also have consolidated various information technology systems and back office processes into a standard architecture, where possible, which is supported throughout all of our operating geographic regions. This integration process continues as we continue the transition from acquired legacy systems to our standard information technology platforms.

Recent Developments

        Resolution of Default Under Cisco Credit Facility and Sale of Series F and Series G Preferred Stock. Prior to July 31, 2003 we were party to a $409 million credit facility with Cisco Systems Capital Corporation ("Cisco Capital"). The credit facility required compliance with certain financial and operational covenants. We were in violation of a financial covenant as of December 31, 2002 and as a result Cisco Capital could have accelerated the due date of our indebtedness. These developments are discussed in greater detail below under "Liquidity and Capital Resources".

        On June 12, 2003, our Board of Directors unanimously adopted a resolution authorizing us to consummate a transaction with Cisco Capital and Cisco Systems, Inc. ("Cisco") that would restructure our indebtedness to Cisco Capital as well as to offer and sell a new series of preferred stock to certain of our existing stockholders in order to acquire the cash needed to complete the restructuring. On June 26, 2003, our stockholders approved these transactions.

        In order to complete the restructuring we entered into an agreement (the "Exchange Agreement") with Cisco and Cisco Capital pursuant to which, among other things, Cisco and Cisco Capital agreed to cancel the principal amount of indebtedness plus accrued interest and return warrants exercisable for the purchase of 0.8 million shares of our common stock (the "Cisco Warrants") in exchange for our cash payment of $20.0 million, the issuance of 11,000 shares of our Series F participating convertible preferred stock, and the issuance of an amended and restated promissory note for the aggregate principal amount of $17.0 million. At the closing of the restructuring on July 31, 2003, we were indebted to Cisco Capital for a total of $269.1 million ($262.8 million of principal and $6.3 million of accrued interest).

        In order to complete the restructuring we also entered into an agreement (the "Purchase Agreement") with certain of our existing preferred stockholders (the "Investors"), pursuant to which we agreed to issue and sell to the Investors in several sub-series, 41,030 shares of our Series G participating convertible preferred stock for $41.0 million in cash.

        On July 31, 2003, we closed the transactions contemplated by the Exchange Agreement and the Purchase Agreement.

        On January 5, 2004 we acquired Firstmark Communications Participations S.a.r.l, the parent company to LambdaNet Communications France SAS and LambdaNet Communications Espana SA (together, "LambdaNet France and Spain"), from LNG Holdings SA by merging a subsidiary of ours with a company that had acquired them.

        We issued our Series I preferred stock to the owners of the company that had acquired LambdaNet France and Spain. This transaction is described in greater detail in Note 14 to our financial statements.

        We attempted to acquire LambdaNet Communications Deutschland, AG ("LNCD"), a sister company of LambdaNet France and Spain, but were unable to reach agreement with LNCD's bank creditors. LNCD filed for insolvency in Germany on February 12, 2004. LambdaNet France and Spain have made use of LNCD's facilities to complete communications circuits into Germany and also have depended on LNCD for network operations support, billing and other services. We have begun the process of fully separating the operations of LambdaNet France and Spain from LNCD but that is not complete and there may be disruptions as this process proceeds.

        We have entered into an agreement to acquire another German network, and may acquire additional European networks.

Year ended December 31, 2003 compared to the year ended December 31, 2002

        The following summary table presents a comparison of our results of operations for the years ended December 31, 2002 and 2003 with respect to certain key financial measures. The comparisons illustrated in the table are discussed in greater detail below.

	Year Ended December 31,
			Percent Change
	2002	2003
	(dollars in thousands)
Net service revenues	$51,913	$59,422	14.5%
Network operation costs	49,324	48,324	(2.0)%
Selling, general, and administrative expenses	36,539	43,938	20.2%
Depreciation and amortization expense	33,990	48,387	42.4%
Interest income	1,739	1,512	(13.1)%
Interest expense	(36,284)	(19,776)	(45.5)%
Net income (loss) applicable to common stockholders	(91,843)	88,743	(3.4)%

        Net Service Revenue.    Net service revenue for the year ended December 31, 2003 was $59.4 million compared to $51.9 million for the year ending December 31, 2002. The increase in net service revenue is primarily attributable to the increase in revenue from customers purchasing our on-net Internet access service offerings and the increase in off-net revenue from the customers acquired in the FNSI acquisition. Revenue related to the acquired assets of FNSI has been included in the consolidated statements of operations from the date of acquisition. The FNSI acquisition closed on February 28,

2003. Our increase in revenue was offset by a decline in revenues from the customers acquired in our April 2, 2002 acquisition of certain PSINet customer accounts and a stricter policy on cancellation of uncollectible customer accounts.

        Network Operations Costs.    Network operations costs during 2003 and 2002 were primarily comprised of the following elements:

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

        The cost of network operations was $48.3 million for the year ended December 31, 2003 compared to $49.3 million for the year ended December 31, 2002. The cost of network operations for the year ended December 31, 2003 and December 31, 2002 includes approximately $1.3 million and $0.2 million, respectively, of amortization of deferred compensation expense. The increase in amortization of deferred compensation expense is due to the amortization of deferred compensation expense recorded in connection with the grant of shares of Series H preferred stock to our employees in 2003. Deferred compensation is being amortized over the vesting period of the Series H preferred stock. The vesting period for grants under our offer to exchange is 27% upon grant with the remaining shares vesting ratably over a three-year period, and for new employees 25% after one year and then ratably over a four-year period. Total compensation expense related to Series H preferred stock was approximately $16.4 million for the year ended December 31, 2003. Beginning with the April 2, 2002 PSINet acquisition, we incurred transitional circuit and maintenance fees that were required to be paid for a seventy-five day period under the PSINet asset purchase agreement and recurring circuit fees for providing PSINet's off-net Internet access service. Recurring circuit fees decreased in the year ended December 31, 2003 compared to the year ended December 31, 2002 due to a reduction in the number of PSINet customers partly offset by an increase in circuit fees as a result of the February 28, 2003 FNSI acquisition. Fees associated with tenant license agreements acquired in the Allied Riser acquisition decreased in the year ended December 31, 2003 compared to the year ended December 31, 2002 due to the termination of many of these agreements.

        Selling, General, and Administrative Expenses.    Selling, general and administrative expenses, or SG&A, primarily include salaries and related administrative costs. SG&A expenses increased to $43.9 million for the year ended December 31, 2003 from $36.6 million for the year ended December 31, 2002. SG&A expenses for the year ended December 31, 2003 and December 31, 2002 included approximately $17.4 million and $3.1 million, respectively, of amortization of deferred compensation expense. The increase in amortization of deferred compensation expense is due to the amortization (described above) of deferred compensation expense recorded in connection with the our granting of shares of Series H preferred stock to our employees in 2003. Total compensation expense related to Series H preferred stock was approximately $16.4 million for the year ended December 31, 2003. SG&A for the year ended December 31, 2003 and December 31, 2002 included approximately $3.9 million and $3.2 million, respectively, of net expense for the valuation allowance for doubtful accounts. SG&A expenses before amortization of deferred compensation decreased primarily from a decrease in transitional activities associated with the PSINet and Allied Riser acquisitions and a decrease in headcount partially offset by an increase in the net expense for the valuation allowance for doubtful accounts. We capitalize the salaries and related benefits of employees directly involved with our construction activities. We began capitalizing these costs in July 2000 and will continue to capitalize these costs while we are involved in construction activities. We capitalized $2.6 million of these costs for the year ended December 31, 2003 and $4.8 million for the year ended December 31, 2002. The decline in capitalized costs is due to a decrease in construction activities.

        Depreciation and Amortization Expenses.    Depreciation and amortization expenses include the depreciation of our property and equipment and the amortization of our intangible assets. Depreciation and amortization expense increased to $48.4 million for the year ended December 31, 2003 from $34.0 million for the year ended December 31, 2002. Depreciation expense related to property and equipment was approximately $38.4 million and $26.6 million, for the years ended December 31, 2003 and December 31, 2002 respectively. Depreciation expense increased because we had more capital equipment and IRUs in service in 2003 than in the same period in 2002. Amortization expense related to intangible assets for the year ended December 31, 2003 and December 31, 2002 was approximately $10.0 million and $7.4 million, respectively. Amortization expense increased because we had more intangible assets in 2003 than in the same period in 2002. We begin to depreciate our capital assets once the related assets are placed in service. We believe that future depreciation expense will continue to increase primarily due to additional equipment being placed in service and an increase in IRUs as we expand our network.

        Interest Income and Expense.    Interest income relates to interest earned on our marketable securities including money market accounts, certificates of deposit and commercial paper. Interest income decreased to $1.5 million for the year ended December 31, 2003 from $1.7 million for the year ended December 31, 2002. The reduction in interest income resulted from a decrease in marketable securities and a reduction in interest rates.

        Interest expense includes interest charged on our credit facility, capital lease agreements, the convertible subordinated notes issued by our subsidiary Allied Riser and the amortization of deferred financing costs. Interest expense decreased to $19.8 million for the year ended December 31, 2003 from $36.3 million for the year ended December 31, 2002. The decrease in interest expense resulted from (1) the cancellation of $106.7 million in principal amount of the Riser convertible subordinated notes under the March 2003 settlement and exchange, (2) the July 31, 2003 restructuring of our credit facility with Cisco Capital which eliminated the amortization of our deferred financing costs and significantly reduced our indebtedness to Cisco Capital and (3) to a lesser extent, a reduction in interest rates. Borrowings under the credit facility accrued interest at the three-month LIBOR rate, established at the beginning of each calendar quarter, plus 4.5 percent. The Cisco restructuring transaction was considered a troubled debt restructuring under Statement of Financial Accounting Standards ("SFAS") No.15, "Accounting by Debtors and Creditors of Troubled Debt Restructurings". Under SFAS No. 15, the $17.0 million Amended and Restated Cisco Note was recorded at its principal amount plus the estimated future interest payments. Interest payments begin in the 31st month following the effectiveness of the restructuring transaction and accrue at ninety day LIBOR plus 4.5%. No interest is payable, nor does interest accrue on the Amended and Restated Cisco Note for the first 30 months, unless the Company defaults under the terms of the Amended and Restated Credit Agreement. We believe that future interest expense will continue at a decreased rate due to the July 31, 2003 cancellation of debt outstanding under our credit facility, as discussed above.

        Income Taxes.    We recorded no income tax expense or benefit for the year ended December 31, 2003 or the year ended December 31, 2002. Due to the uncertainty surrounding the realization of our net operating losses and our other deferred tax assets, we have recorded a valuation allowance for the full amount of our net deferred tax asset. For federal and state tax purposes, our net operating loss carry-forwards could be subject to certain limitations on annual utilization if certain changes in ownership were to occur as defined by federal and state tax laws. For federal and state tax purposes, our net operating loss carry-forwards acquired in the Allied Riser merger will be subject to certain limitations on annual utilization due to the change in ownership as defined by federal and state tax laws. However, we achieve profitability, our net deferred tax assets may be available to offset future income tax liabilities.

        Under Section 108(a)(1)(B) of the Internal Revenue Code of 1986 gross income does not include any amount that would be includible in gross income by reason of the discharge of indebtedness to the extent that a non-bankrupt taxpayer is insolvent. Under Section 108(a)(1)(B) we believe that the gains on our debt restructuring with Cisco and settlement and exchange agreement with Allied Riser note holders will not result in taxable income, however, our net operating loss carry-forwards will be significantly reduced effective January 1, 2004 in connection with these transactions.

        Settlement of Note holder Litigation and Gain on Note Exchange.    In January 2003, we entered into an exchange agreement and a settlement agreement with the holders of approximately $106.7 million in face value of convertible subordinated notes issued by our subsidiary, Allied Riser. Pursuant to the exchange agreement, these note holders surrendered their notes, including accrued and unpaid interest thereon, in exchange for a cash payment of approximately $5.0 million, 3.4 million shares of our Series D preferred stock and 3.4 million shares of our Series E preferred stock. Pursuant to the settlement agreement, the note holders dismissed with prejudice litigation filed by the note holders in Delaware Chancery Court against Allied Riser. These transactions closed in March 2003 when the agreed amounts were paid and the Series D and Series E preferred shares were issued. This settlement and exchange eliminated the approximately $106.7 million principal payment obligation due in September 2007, interest accrued since the December 15, 2002 interest payment, all future interest payment obligations on these notes and settled the note holder litigation in exchange for the total cash payments of approximately $9.9 million and the issuance of preferred stock. At issuance, this preferred stock was convertible into approximately 4.2% of our then outstanding fully diluted common stock. The terms of the remaining $10.2 million of subordinated convertible notes were not impacted by these transactions and they continue to be due on June 15, 2007. These notes were recorded at their fair value of approximately $2.9 million at the merger date. The discount is accreted to interest expense through the maturity date

        As of December 31, 2002, we had accrued the amount payable under the settlement agreement, net of the recovery of $1.5 million under our insurance policy. This resulted in a net expense of $3.5 million recorded in the fourth quarter of 2002. The $4.9 million payment under the settlement agreement was made in March 2003. We received the $1.5 million recovered under our insurance policy in April 2003.

        The exchange agreement resulted in a gain of approximately $24.8 million recorded during the year ended December 31, 2003. The gain resulted from the difference between the $36.5 million net book value of the notes ($106.7 million face value less the related unamortized discount of $70.2 million) and $2.0 million of accrued interest and the consideration of approximately $5.0 million in cash and the $8.5 million estimated fair market value for the Series D and Series E preferred stock less approximately $0.2 million of transaction costs.

        Gain—Cisco credit facility restructuring.    The restructuring of our Cisco credit facility on July 31, 2003 resulted in a gain of approximately $215.4 million. On a basic income and diluted income per share basis the gain was $27.82 and $1.36 for the year ended December 31, 2003, respectively. The gain resulted from the retirement of the amounts outstanding under the Cisco credit facility and was determined as follows (in thousands):

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

        Earnings Per Share.    Basic net (loss) income per common share applicable to common stock was $11.46 for the year ended December 31, 2003 and $(28.22) for the year ended December 31, 2002. The weighted-average shares of common stock outstanding increased to 7.7 million shares for the year ended December 31, 2003 from 3.3 million shares for the year ended December 31, 2002 due to the July 31, 2003 conversion of our Series A, B, C, D and E convertible preferred stock into 10.8 million shares of common stock. A beneficial conversion charge of $52.0 million was recorded on July 31, 2003 since the conversion rates on our Series F and Series G convertible preferred stock at issuance were less than the trading price of our common stock on that date. The beneficial conversion charge reduced basic earnings per common share by $6.71 for the year ended December 31, 2003. Without the charge, basic earnings per common share was $18.17 for the year ended December 31, 2003. The Allied Riser merger resulted in an extraordinary gain of $8.4 million, or $2.59 per common share for the year ended December 31, 2002. The loss per common share, excluding the impact of the extraordinary gain, was ($30.82) for the year ended December 31, 2002.

        Diluted net (loss) income per common share applicable to common stock was $0.56 for the year ended December 31, 2003 and $(28.22) for the year ended December 31, 2002. The diluted weighted-average shares of common stock outstanding increased to 158.8 million shares for the year ended December 31, 2003 from 3.3 million shares for the year ended December 31, 2002 due primarily to the February 5, 2003 issuance of Series D and Series E convertible preferred stock, which were converible into approximately 0.7 million shares of our common stock,the July 31, 2003 issuance of Series F and Series G convertible preferred stock which is convertible into a total of 323.1 million shares of our common stock, the July 31, 2003 conversion of our Series A, B and C convertible preferred stock into approximately 10.1 million shares of common stock and the issuance of our shares of Series H preferred stock which is convertible into a total of approximately 41.4 million shares of our common stock. A beneficial conversion charge of $52.0 million was recorded on July 31, 2003 since the conversion rates on the Series F and Series G convertible preferred stock at issuance were less than the trading price of our common stock on that date. The beneficial conversion charge reduced diluted income per common share by $0.33 for the year ended December 31, 2003. Without the charge, diluted income per common share was $0.89 for the year ended December 31, 2003. The Allied Riser merger resulted in an extraordinary gain of $8.4 million, or $2.59 per common share for the year ended December 31, 2002. The loss per diluted common share, excluding the impact of the extraordinary gain, was ($30.82) for the year ended December 31, 2002.

        For the year ended December 31, 2002, options to purchase 1.0 million shares of common stock at a weighted-average exercise price of $4.41 per share, 95.1 million shares of preferred stock, which were convertible into 10.1 million shares of common stock, and warrants for 0.9 million shares of common stock are not included in the computation of diluted earnings per share as they are anti-dilutive. For the years ended December 31, 2002 and 2003, approximately 245,000 and 17,530 shares of common stock issuable on the conversion of the Allied Riser convertible subordinated notes, were not included in the computation of diluted earnings per share as a result of their anti-dilutive effect.

Results of Operations

Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001

        The following summary table presents a comparison of our results of operations for the years ended December 31, 2001 and 2002 with respect to certain key financial measures. The comparisons illustrated in the table are discussed in greater detail below.

	Year Ended December 31,
			Percent Change
	2001	2002
	(dollars in thousands)
Net service revenues	$3,018	$51,913	1620.1%
Network operation costs	20,297	49,324	143.0%
Selling, general, and administrative expenses	30,280	36,539	20.7%
Depreciation and amortization expense	13,535	33,990	151.1%
Interest income	2,126	1,739	(18.2)%
Interest expense	(7,945)	(36,284)	356.7%
Net income (loss) applicable to common stockholders	(91,081)	(91,843)	0.8%

        Net Service Revenue.    Net service revenue for the year ended December 31, 2002 was $51.9 million compared to $3.0 million for the year ending December 31, 2001. The increase in net service revenue is attributable to the increase in customers purchasing our service offerings including the customers acquired in the PSINet, Allied Riser and NetRail acquisitions.

        Net service revenue for the three months December 31, 2002 was $13.8 million compared to $16.0 million for the three months ending September 30, 2002. This decline primarily resulted from service cancellations from customers acquired in the PSINet acquisition more than offsetting the increase in net service revenues from new installations of our on-net product offerings.

        Network Operations Costs.    Network operations costs during 2002 and 2001 were primarily comprised of the following elements:

  •
  for the year ended December 31, 2001, temporary leased transmission capacity incurred for certain network segments until the nationwide fiber-optic intercity network was placed in service—there were no such costs in 2002;

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

        Selling, General, and Administrative Expenses.    Selling, general and administrative expenses, or SG&A, primarily include salaries and related administrative costs. SG&A increased to $36.6 million for the year ended December 31, 2002 from $30.3 million for the year ended December 31, 2001. SG&A for the years ended December 31, 2001 and December 31, 2002 includes approximately $3.0 million and $3.1 million, respectively, of amortization of deferred compensation. SG&A for the years ended December 31, 2001 and December 31, 2002 includes approximately $0.5 million and $3.2 million, respectively, of the valuation allowance for doubtful accounts. SG&A expenses increased primarily from an increase in activities required to support the increase in customers and expanding operations. We capitalize the salaries and related benefits of employees directly involved with our construction activities. We began capitalizing these costs in July 2000. We capitalized $7.0 million of these costs for the year ended December 31, 2001 and $4.7 million for the year ended December 31, 2002.

        Gain on Settlement of Vendor Litigation.    In December 2002 we reached an agreement with one of Allied Riser's vendors to settle the litigation brought by that vendor against Allied Riser. Under this settlement, Allied Riser agreed to make cash payments to the vendor of approximately $1.6 million in 2003. In exchange, the vendor dismissed the litigation and accepted that cash payment as payment in full of amounts due to the vendor under the contracts that were the subject of the litigation. In 2003, we paid $1.2 million of the $1.6 million settlement. The remaining $0.4 million was paid in equal monthly installments from April to July 2003. The settlement amount was less than the amounts recorded by Allied Riser resulting in a gain of approximately $5.7 million that was recorded in December 2002.

        Settlement of Noteholder Litigation.    In January 2003, Cogent Communications Group, Allied Riser and the holders of approximately $106.7 million in face value of subordinated convertible notes issued by Allied Riser entered into an exchange agreement and a settlement agreement. Pursuant to the exchange agreement, the note holders surrendered to Allied Riser their notes, including accrued and unpaid interest thereon, in exchange for an aggregate cash payment by Allied Riser in the amount of approximately $5.0 million and 3.4 million shares of our Series D Preferred Stock and 3.4 million shares of our Series E Preferred Stock. Under the agreement the Series D and Series E shares have been valued at the estimated fair value of approximately $1.25 per share. Pursuant to the settlement agreement, the note holders dismissed their litigation with prejudice and delivered to us, Allied Riser and certain former directors of Allied Riser a general release in exchange for an aggregate cash payment by Allied Riser of approximately $4.9 million.

        As of December 31, 2002, we accrued the amount payable under the settlement agreement, net of the recovery under our insurance policy. This resulted in a net expense of approximately $3.5 million recorded in 2002. The transaction under the exchange agreement resulted in a 2003 financial statement gain of approximately $25 million.

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

        Interest expense increased to $36.3 million for the year ended December 31, 2002 from $7.9 million for the year ended December 31, 2001. The increase in interest expense resulted from an increase in borrowings under our credit facility, an increase in the number of capital leases and the interest expense associated with the Allied Riser convertible subordinated notes and was partially offset by a reduction in interest rates. Interest expense includes interest charged on our vendor financing facility, capital lease agreements, the Allied Riser convertible subordinated notes and the amortization of deferred financing costs. Cogent began borrowing under its credit facility with Cisco Capital in August 2000 and had borrowed $250.3 million at December 31, 2002 and $181.3 million at December 31, 2001. We capitalized $0.8 million of interest expense for the year ended December 31, 2002 and $4.4 million for the year ended December 31, 2001. The reduction in capitalized interest resulted from a reduction in the dollar value of our network under construction during the period and a reduction in interest rates. We began capitalizing interest in July 2000. Borrowings under the credit facility accrued interest at the three-month LIBOR rate, established at the beginning of each calendar quarter, plus a stated margin.

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

        Earnings Per Share.    Basic and diluted net loss per common share applicable to common stock decreased to $(28.22) for the year ended December 31, 2002 from $(64.78) for the year ended December 31, 2001. The weighted-average shares of common stock outstanding increased to 3.3 million shares for the year ended December 31, 2002 from 1.4 million shares for the year ended December 31, 2001, due primarily to the issuance of approximately 2.0 million shares of common stock to the Allied Riser shareholders on February 4, 2002. The Allied Riser merger resulted in an extraordinary gain of $8.4 million, or $2.59 per common share for the year ended December 31, 2002. The loss per common share, excluding the impact of the extraordinary gain, was ($30.82) for the year ended December 31, 2002.

        For the years ended December 31, 2001 and 2002, options to purchase 1.2 million and 1.0 million shares of common stock at weighted-average exercise prices of $5.30 and $4.41 per share, respectively, are not included in the computation of diluted earnings per share as they are anti-dilutive. For the years ended December 31, 2001 and 2002, 95.6 million and 95.1 million shares of preferred stock, which were convertible into 10.1 million and 10.1 million shares of common stock, respectively, were not included in the computation of diluted earnings per share as a result of their anti-dilutive effect. For the years ended December 31, 2001 and 2002, warrants for 0.7 million and 0.9 million shares of common stock, respectively, were not included in the computation of diluted earnings per share as a result of their anti-dilutive effect. For the year ended December 31, 2002, approximately 245,000 shares of common stock issuable on the conversion of the Allied Riser convertible subordinated notes, were not included in the computation of diluted earnings per share as a result of their anti-dilutive effect.

Liquidity and Capital Resources

        Since our inception, we have primarily funded our operations and capital expenditures through private equity financing, capital lease obligations and our credit facility with Cisco Capital. At December 31, 2003, our current cash and cash equivalents position and short-term investments totaled $12.0 million.

        During the years ended December 31, 2003, two transactions in particular has an impact on our liquidity and our level of indebtedness. These were our restructuring transaction with Cisco Capital and Cisco and our settlement with the Allied Riser Noteholders.

        Resolution of Default Under Cisco Credit Facility and Sale of Series F and Series G Preferred Stock.    Prior to July 31, 2003 we were party to a $409 million credit facility with Cisco Systems Capital Corporation ("Cisco Capital"). The credit facility required compliance with certain financial and operational covenants. We were in violation of a financial covenant as of December 31, 2002 and as a result Cisco Capital could have accelerated the due date of our indebtedness.

        On June 12, 2003, our Board of Directors unanimously adopted a resolution authorizing us to consummate a transaction with Cisco Capital and Cisco Systems, Inc. ("Cisco") that would restructure our indebtedness to Cisco Capital as well as to offer and sell a new series of preferred stock to certain of our existing stockholders in order to acquire the cash needed to complete the restructuring and additional working capital. On June 26, 2003, our stockholders approved these transactions.

        In order to complete the restructuring we entered into an agreement (the "Exchange Agreement") with Cisco and Cisco Capital pursuant to which, among other things, Cisco and Cisco Capital agreed to cancel the principal amount of indebtedness plus accrued interest and return warrants exercisable for the purchase of 0.8 million shares of our common stock (the "Cisco Warrants") in exchange for our cash payment of $20.0 million, the issuance of 11,000 shares of our Series F participating convertible preferred stock, and the issuance of an amended and restated promissory note for the aggregate principal amount of $17.0 million. On July 31, 2003, we were indebted to Cisco Capital for a total of $269.1 million ($262.8 million of principal and $6.3 million of accrued interest).

        In order to complete the restructuring we also entered into an agreement (the "Purchase Agreement") with certain of our existing preferred stockholders (the "Investors"), pursuant to which we agreed to issue and sell to the Investors in several sub-series, 41,030 shares of our Series G participating convertible preferred stock for $41.0 million in cash.

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

  •
  our default under the Cisco credit facility was eliminated;

  •
  the amount outstanding under the Cisco credit facility including accrued interest was cancelled;

  •
  our service provider agreement with Cisco was amended; and the Cisco Warrants were cancelled.

        Settlement with Allied Riser Note Holders.    In January 2003, we entered into settlement and exchange agreements with the holders of approximately $106.7 million of face value of Allied Riser's $117 million convertible subordinated notes issued by our subsidiary Allied Riser. Pursuant to the exchange agreement, the note holders agreed to surrender their notes including accrued and unpaid interest in exchange for a cash payment of approximately $5.0 million and the issuance of 3.4 million shares of our Series D convertible preferred stock and 3.4 million shares of our Series E convertible preferred stock. Pursuant to the settlement agreement, the note holders agreed to dismiss with prejudice their litigation against Allied Riser, in exchange for a cash payment of approximately $4.9 million and a general release from us. These transactions closed in March 2003 when the approximately $9.9 million was paid and the preferred shares were issued. These settlement and exchange agreements eliminated the approximately $106.7 million principal payment obligation due in September 2007 interest accrued at a 7.5% annual rate since the last interest payment made on December 15, 2002, the future semi-annual interest payment obligations on these notes, and the note holder litigation in exchange for cash payments totaling $9.9 million and the issuance of preferred stock convertible at the time of its issuance into approximately 4.2% of our then outstanding fully diluted common stock. The terms of the remaining $10.2 million of subordinated convertible notes were not impacted by these transactions and they continue to be due on June 15, 2007. These notes were recorded at their fair value of approximately $2.9 million at the merger date. The discount is accreted to interest expense through the maturity date.

        Merger with Symposium Omega    On March 30, 2004 we merged with Symposium Omega, Inc., ("Omega") a Delaware corporation. Prior to the merger Omega had raised approximately $19.5 million in cash and agreed to acquire a German fiber optic network. We issued 3,891 shares of our Series J convertible preferred stock to the shareholders of Omega in exchange for all of the outstanding common stock of Omega. This Series J convertible preferred stock will become convertible into approximately 120.6 million shares of our common stock.

        Acquisition of German Network    The German network includes a pair of single mode fibers under a fifteen-year IRU, network equipment, and the co-location rights to facilities in approximately thirty-five points of presence in Germany. The agreement will require a one-time payment of approximately 2.3 million euros and includes monthly service fees of approximately 85,000 EUROS for co-location services and maintenance for the pair of single mode fibers.

        It is anticipated that the network will be delivered in full by May 2004. We intend to integrate this German network into our existing European networks and introduce point-to-point transport, transit services and our on-net product set in Germany.

        Net Cash Used in Operating Activities.    Net cash used in operating activities was $27.4 million for the year ended December 31, 2003 compared to $41.5 million for the year ended December 31, 2002. Net income was $140.7 million for the year ended December 31, 2003. Net (loss) was $(91.8) million for the year ended December 31, 2002. Net income for the year ended December 31, 2003 includes a gain of $215.4 million related to the restructuring of our credit facility with Cisco Capital and a $24.8 million gain related to the exchange of Allied Riser subordinated convertible notes both as discussed above. Net loss for the year ended December 31, 2002 includes an extraordinary gain of $8.4 million related to the Allied Riser merger. Depreciation and amortization including amortization of debt discount and deferred compensation was $70.2 million for the year ended December 31, 2003, and $45.9 million for the year ended December 31, 2002. Changes in current assets and liabilities resulted in an increase to operating cash of $1.9 million for the year ended December 31, 2003 and an increase in operating cash of $18.5 million for the year ended December 31, 2002.

        Net Cash Used in Investing Activities.    Net cash used in investing activities was $25.3 million for the year ended December 31, 2003 and $19.8 million for the year ended December 31, 2002. Purchases of property and equipment were $24.0 million for the year ended December 31, 2003 and $75.2 million for the year ended December 31, 2002. Purchases of short-term investments were $0.6 million for the year ended December 31, 2003 and $1.8 million for the year ended December 31, 2002. Investing activities for the year ended December 31, 2002 included the payment of $9.6 million related to the April 2002 acquisition of certain assets of PSINet, the payment of $3.6 million to acquire the minority interests of STOC, and $70.4 million of cash and cash equivalents acquired in the February 4, 2002 Allied Riser merger. Investing activities for the year ended December 31, 2003 included an additional $0.7 million related to the PSINet acquisition.

        Net Cash Provided by Financing Activities.    Financing activities provided net cash of $20.6 million for the year ended December 31, 2003 and $51.7 million for the year ended December 31, 2002. We received proceeds from borrowing under our credit facility of $8.0 million for the year ended December 31, 2003 and $54.4 million for the year ended December 31, 2002. For the year ended December 31, 2003 and December 31, 2002, we also borrowed $4.5 million and $14.8 million, respectively, to fund interest and fees related to the Cisco credit facility. The liquidation preference at December 31, 2003 of all classes of our preferred stock, was approximately $143.1 million. In connection with the Series G stock purchase agreement, our outstanding Series A, B, C, D and E participating convertible preferred stock was converted into approximately 10.8 million shares of common stock. The liquidation preferences on our preferred stock require that at least $11.0 million will be paid to the holders of the Series F preferred stock, at least $123.0 million will be paid to the holders of the Series G preferred stock and at least $9.1 million will be paid to the holders of the Series H preferred stock, before any payment is made to the holders of the our common stock. Principal repayments of capital lease obligations were $3.1 million and $2.7 million for the years ended December 31, 2003 and December 31, 2002, respectively. Financing activities for the year ended December 31, 2003 included a $5.0 million payment related to the exchange of Allied Riser subordinated convertible notes, a $20.0 million payment to Cisco Capital under the restructuring of the Cisco credit facility and net proceeds of $40.6 million from the sale of our Series G convertible preferred stock.

        Credit Facility.    In connection with the Exchange Agreement and the restructuring of our indebtedness to Cisco Capital we amended our credit facility with Cisco Capital (the "Amended and Restated Credit Agreement"). We closed our restructuring transaction and the Amended and Restated Credit Agreement became effective on July 31, 2003.

        Under the Amended and Restated Credit Agreement approximately $269.1 million ($262.8 million of principal and $6.3 million of accrued interest in indebtedness to Cisco Capital, was reduced to $17.0 million and Cisco Capital's obligation to make additional loans to us was terminated. Additionally the Amended and Restated Credit Agreement eliminated the covenants related to our financial performance. Cisco Capital retained its senior security interest in substantially all of our assets except that we will be permitted to subordinate Cisco Capital's security interest in our accounts receivable.

        The restructured Cisco debt is evidenced by an amended and restated note (the "New Note") for $17.0 million payable to Cisco Capital. The New Note is to be repaid in three installments. No interest is accrued or payable on the New Note for the first 30 months unless we default under the terms of the Amended and Restated Credit Agreement. Principal and interest is paid as follows: a $7.0 million principal payment is due after 30 months, a $5.0 million principal payment plus interest accrued is due in 42 months, and a final principal payment of $5.0 million plus interest is due in 54 months. When the New Note accrues interest, interest accrues at the 90-day LIBOR rate plus 4.5%.

        The New Note is subject to mandatory prepayment in full, without prepayment penalty, upon the occurrence of the closing of any change in control of the Company, the completion of any equity financing or receipt of loan proceeds above $30.0 million, our achievement of four consecutive quarters of operating cash flow of at least $5.0 million, or our merger resulting in a combined entity with an equity value greater than $100.0 million, each of these events as defined in the agreement. The debt is subject to partial mandatory prepayment in an amount equal to the lesser of $2.0 million or the amount raised if we raise less than $30.0 million in a future equity financing.

        Product and Service Agreement with Cisco Systems.    As part of our restructuring of our Cisco credit facility our product and services agreement with Cisco Systems was amended. The amended agreement has no minimum purchase commitment but does have a requirement that we purchase Cisco equipment for its network equipment needs. No financing is provided and we are required to pay Cisco in advance for any purchases.

        Our contractual cash obligations are as follows:

	Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(in thousands)
Contractual Cash Obligations:
Long term debt	$28,033	$—	$17,706	$10,327	$—
Capital lease obligations	110,475	8,334	12,492	12,002	77,647
Operating leases	148,862	18,480	30,980	23,585	75,817
Unconditional purchase obligations	3,965	265	529	528	2,643

Total contractual cash obligations	$291,335	$27,079	$61,707	$46,442	$156,107

        Future Capital Requirements.    Our future capital requirements will depend on a number of factors, including our success in increasing the number of customers using our services, regulatory changes, competition, technological developments, potential merger and acquisition activity and the economy. Management believes that if we are able to increase the number of customers using our services as planned, our current cash position and the cash obtained in the merger with Symposium Omega, Inc. ("Omega") would be sufficient to fund our operations until we generate more cash than we consume. If we are unable to achieve revenue growth or if we have significant unplanned costs or cash requirements, we may need to raise additional funds through the issuance of debt or equity. We cannot assure you that this financing will be available on terms favorable to us or our stockholders, or at all. Insufficient funds may require us to delay or scale back the number of buildings that we serve or require us to restructure our business. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders may result.

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

Recent Accounting Pronouncements

        In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46") to clarify the conditions under which assets, liabilities and activities of another entity should be consolidated into the financial statements of a company. FIN 46 requires the consolidation of a variable interest entity by a company that bears the majority of the risk of loss from the variable interest entity's activities, is entitled to receive a majority of the variable interest entity's residual returns, or both. The adoption of FIN 46 did not have an impact on our financial position or results of operations.

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others," which expands previously issued accounting guidance and disclosure requirements for certain guarantees. The Interpretation requires an entity to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. In November 2003 we provided an indemnification to certain shareholders discussed in Note 9 to our financial statements. Under the Interpretation, in 2003 we have recorded a long-term liability and corresponding asset of approximately $167,000 for the estimated fair value of this obligation.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The new guidance amends SFAS No. 133 for decisions made: (a) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS No. 133, (b) in connection with other Board projects dealing with financial instruments, and (c) regarding implementation issues raised in relation to the application of the definition of derivative. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003. The adoption of the provisions of SFAS No. 149 did not have an impact on our results of operations or financial position.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS No. 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. The provisions of SFAS No. 150 became effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that existed as of July 1, 2003. We do not have any financial instruments that meet the provisions of SFAS No. 150, therefore, adopting the provisions of SFAS No. 150 did not have an impact on our results of operations or financial position.

        In November 2002, the FASB's Emerging Issues Task Force reached a final consensus on Issue No.00-21. "Accounting for Revenue arrangements with Multiple Deliverables" ("EITF 00-21"), which is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Under the EITF 00-21, revenue arrangements with multiple deliverables are required to be divided into separate units of accounting under certain circumstances. The adoption of EITF 00-21 did not have a material effect on our consolidated financial statements.

        In December 2003, the SEC issued Staff Accounting Bulletin No. 104, "Revenue Recognition", which updates the guidance in SAB No. 101, integrates the related set of Frequently Asked Questions, and recognizes the role of EITF 00-21. The adoption of SAB No. 104 did not have a material effect on our consolidated financial statements.

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

  •
  We establish a valuation allowance for collection of doubtful accounts and other sales credit adjustments. Valuation allowances for sales credits are established through a charge to revenue, while valuation allowances for doubtful accounts are established through a charge to selling, general and administrative expenses. We assess the adequacy of these reserves monthly by evaluating general factors, such as the length of time individual receivables are past due, historical collection experience, the economic and competitive environment, and changes in the credit worthiness of our customers. As considered necessary, we also assess the ability of specific customers to meet their financial obligations to us and establish specific valuation allowances based on the amount we expect to collect from these customers. We believe that our established valuation allowances were adequate as of December 31, 2003 and December 31, 2002. If circumstances relating to specific customers change or economic conditions worsen such that our past collection experience and assessment of the economic environment are no longer valid, our estimate of the recoverability of our trade receivables could be changed. If this occurs, we adjust our valuation allowance in the period the new information is known.

  •
  We invoice certain customers for amounts contractually due for unfulfilled minimum contractual obligations. We recognize a corresponding sales allowance equal to this revenue resulting in the recognition of zero net revenue. We recognize net revenue as these billings are collected in cash. We vigorously seek payment of these amounts.

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

  •
  We estimate the fair market value of indemnifications utilizing a weighted average discounted cash flow analysis.

  •
  We estimate the fair market value of our Series H preferred stock based upon the number of common shares the Series H preferred stock converts into and the trading price of our common stock on the grant date.

  •
  We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax valuation allowance would increase income in the period such determination is made.

  •
  We review our long-lived assets, including property and equipment, and intangible assets with definite useful lives to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS No. 144"). Pursuant to SFAS No. 144, impairment is determined by comparing the carrying value of these long-lived assets to our best estimate of future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. As of December 31, 2003 and December 31, 2002 we tested our long-lived assets for impairment. We believe that no impairment existed under SFAS No. 144 as of December 31, 2003 and December 30, 2002. In the event that there are changes in the planned use of our long-lived assets or our expected future undiscounted cash flows are reduced significantly, our assessment of our ability to recover the carrying value of these assets under SFAS No. 144 could change.

    Because management's best estimate of undiscounted cash flows generated from these assets exceeds their carrying value for each of the periods presented, no impairment pursuant to SFAS No. 144 exists. However, because of the significant difficulties confronting the telecommunications industry, management believes that currently the fair value of our long-lived assets including our network assets and IRU's are significantly below the amounts we originally paid for them and may be less than their current depreciated cost basis.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        All of our financial interests that are sensitive to market risk are entered into for purposes other than trading. Our primary market risk exposure is related to our marketable securities. We place our marketable securities investments in instruments that meet high credit quality standards as specified in our investment policy guidelines. Marketable securities were approximately $12.0 million at December 31, 2003, $7.9 million of which are considered cash equivalents and mature in 90 days or less and $4.1 million are short-term investments consisting of commercial paper and certificates of deposit. Approximately $0.8 million of these investments are restricted for collateral against letters of credit totaling $0.8 million.

        We also own approximately $1.6 million of commercial paper investments ($ 0.7 million) and a Canadian treasury bill ($ 0.9 million) that are classified as other long-term assets. These investments are restricted for collateral against letters of credit totaling approximately $1.6 million.

        As described in Item 2 effective on July 31, 2003 we restructured our debt with Cisco Capital and reduced the principal amount outstanding to $17.0 million. The restructured debt is evidenced by an amended and restated note (the "New Note") for $17.0 million payable to Cisco Capital. The New Note was issued under the current credit agreement that is to be repaid in three installments. No interest is payable on the New Note for the first 30 months unless we default under the terms of the Amended and Restated Credit Agreement. Principal and interest is paid as follows: a $7.0 million principal payment is due after 30 months, a $5.0 million principal payment plus interest accrued is due in 42 months, and a final principal payment of $5.0 million plus interest is due in 54 months. When the New Note accrues interest, interest accrues at the 90-day LIBOR rate plus 4.5%.

        If market rates were to increase immediately and uniformly by 10% from the level at December 31, 2003, the change to our interest sensitive assets and liabilities would have an immaterial effect on our financial position, results of operations and cash flows over the next fiscal year. A 10% increase in the weighted-average interest rate for the year ended December 31, 2003 would have increased our interest expense for the period by approximately $1.7 million.

ITEM 8.    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors

         Cogent Communications Group, Inc. Board of Directors:

        We have audited the accompanying consolidated balance sheets of Cogent Communications Group, Inc. and subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. Our audits also included the financial statement schedules listed in the index at Item 15(a)2. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits. The consolidated financial statements and schedule of the Company for the year ended December 31, 2001, were audited by other auditors who have ceased operations and whose report dated March 1, 2002 (except with respect to the matters discussed in Note 14, as to which the date is March 27, 2002) expressed an unqualified opinion on those statements and schedule.

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

        In our opinion, the 2003 and 2002 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cogent Communications Group, Inc. and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules for the years ended December 31, 2003 and 2002, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                      /s/ Ernst & Young, LLP

McLean, VA
March 2, 2004, except for the second paragraph under "Management's Plans and Business Risk" in Note 1 and Note 15, as to which the date is March 30, 2004

        This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with the company's filing of its Annual Report on Form 10-K for the fiscal year ended December 31, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this Annual Report on Form 10-K, nor has Arthur Andersen LLP provided a consent to include its report in this Annual Report on Form 10-K. The registrant hereby discloses that the lack of a consent by Arthur Andersen LLP may impose limitations on recovery by investors.

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

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2002 AND 2003
(IN THOUSANDS, EXCEPT SHARE DATA)

	2002	2003
Assets
Current assets:
Cash and cash equivalents	$39,314	$7,875
Short term investments ($1,281 and $753 restricted, respectively)	3,515	4,115
Accounts receivable, net of allowance for doubtful accounts of $2,023 and $2,868, respectively	5,516	5,066
Prepaid expenses and other current assets	2,781	905

Total current assets	51,126	17,961
Property and equipment:
Property and equipment	365,831	400,097
Accumulated depreciation and amortization	(43,051)	(85,691)

Total property and equipment, net	322,780	314,406
Intangible assets:
Intangible assets	23,373	26,780
Accumulated amortization	(8,718)	(18,671)

Total intangible assets, net	14,655	8,109
Other assets ($4,001 and $1,608 restricted, respectively)	19,116	3,964

Total assets	$407,677	$344,440

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$7,830	$7,296
Accrued liabilities	18,542	7,885
Cisco credit facility, in default at December 31, 2002	250,305	—
Current maturities, capital lease obligations	3,505	3,646

Total current liabilities	280,182	18,827
Amended and Restated Cisco Note	—	17,842
Capital lease obligations, net of current	55,280	58,107
Convertible subordinated notes, net of discount of $78,140 and $6,084, respectively	38,840	4,107
Other long term liabilities	749	803

Total liabilities	375,051	99,686

Commitments and contingencies
Stockholders' equity:
Convertible preferred stock, Series A, $0.001 par value; 26,000,000 shares authorized, issued, and outstanding in 2002, none at December 31, 2003	25,892	—
Convertible preferred stock, Series B, $0.001 par value; 20,000,000 shares authorized; 19,370,223 shares issued and outstanding in 2002, none at December 31, 2003	88,009	—
Convertible preferred stock, Series C, $0.001 par value; 52,173,463 shares authorized; 49,773,402 shares issued and outstanding in 2002, none at December 31, 2003	61,345	—
Convertible preferred stock, Series F, $0.001 par value; none and 11,000 shares authorized, issued and outstanding at December 31, 2003; liquidation preference of $11,000	—	10,904
Convertible preferred stock, Series G, $0.001 par value; none and 41,030 shares authorized, issued and outstanding at December 31, 2003; liquidation preference of $123,000	—	40,787
Convertible preferred stock, Series H, $0.001 par value; none and 54,001 shares authorized, 53,372 shares issued and outstanding at December 31, 2003; liquidation preference of $9,110	—	45,990
Common stock, $0.001 par value; 21,100,000 and 395,000,000 shares authorized, respectively; 3,483,838 and 13,071,340 shares issued and outstanding, respectively	4	14
Additional paid-in capital	49,199	232,461
Deferred compensation	(6,024)	(32,680)
Stock purchase warrants	9,012	764
Treasury stock, none and 1,229,235 shares at December 31, 2003	—	(90)
Accumulated other comprehensive (loss) income — foreign currency translation adjustment	(44)	628
Accumulated deficit	(194,767)	(54,024)

Total stockholders' equity	32,626	244,754

Total liabilities and stockholders' equity	$407,677	$344,440

The accompanying notes are an integral part of these consolidated balance sheets.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2001, DECEMBER 31, 2002 AND DECEMBER 31, 2003
(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

	2001	2002	2003
Service revenue, net	$3,018	$51,913	$59,422
Operating expenses:
Network operations (including $307, $233 and $1,307 of amortization of deferred compensation, respectively)	20,297	49,324	48,324
Selling, general, and administrative (including $2,958, $3,098 and $17,368 of amortization of deferred compensation, and $479, $3,209 and $3,876 of allowance for doubtful accounts expense, respectively)	30,280	36,593	43,938
Gain on settlement of vendor litigation	—	(5,721)	—
Depreciation and amortization	13,535	33,990	48,387

Total operating expenses	64,112	114,186	140,649

Operating loss	(61,094)	(62,273)	(81,227)
Gain — Cisco credit facility — troubled debt restructuring	—	—	215,432
Gain — Allied Riser note exchange	—	—	24,802
Settlement of note holder litigation	—	(3,468)	—
Interest income and other	2,126	1,739	1,512
Interest expense	(7,945)	(36,284)	(19,776)

(Loss) income before extraordinary item	$(66,913)	$(100,286)	$140,743

Extraordinary gain — Allied Riser merger	—	8,443	—

Net (loss) income	$(66,913)	$(91,843)	$140,743

Beneficial conversion charge	(24,168)	—	(52,000)

Net (loss) income applicable to common shareholders	$(91,081)	$(91,843)	$88,743

Net (loss) income per common share:
(Loss) income before extraordinary item	$(47.59)	$(30.82)	$18.17
Extraordinary gain	—	2.59	—

Basic net (loss) income per common share	$(47.59)	$(28.22)	$18.17

Beneficial conversion charge	$(17.19)	—	$(6.71)

Basic net (loss) income per common share available to common shareholders	$(64.78)	$(28.22)	$11.46

Diluted net (loss) income per common share — before extraordinary item	$(47.59)	$(30.82)	$0.89
Extraordinary gain	—	2.59	—

Diluted net (loss) income per common share	$(47.59)	$(28.22)	$0.89

Beneficial conversion charge	$(17.19)	—	$(0.33)

Diluted net (loss) income per common share available to common shareholders	$(64.78)	$(28.22)	$0.56

Weighted-average common shares — basic	1,406,007	3,254,241	7,744,350

Weighted-average common shares — diluted	1,406,007	3,254,241	158,777,953

The accompanying notes are an integral part of these consolidated statements.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2001, DECEMBER 31, 2002 AND DECEMBER 31, 2003
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	Common Stock					Stock Purchase Warrants	Preferred Stock — A		Preferred Stock — B		Preferred Stock — C
			Additional Paid-in Capital	Deferred Compensation	Treasury Stock
	Shares	Amount					Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2000	1,400,698	$1	$189	$—	$—	$—	26,000,000	$25,892	19,809,783	$90,009	—	$—
Exercises of stock options	9,116	—	21	—	—	—	—	—	—	—	—	—
Issuance of stock purchase warrants	—	—	—	—	—	8,248	—	—	—	—	—	—
Issuance of Series C convertible preferred stock, net	—	—	—	—	—	—	—	—	—	—	49,773,402	61,345
Deferred compensation	—	—	14,346	(14,346)	—	—	—	—	—	—	—	—
Beneficial conversion—Series B convertible preferred stock	—	—	24,168	—	—	—	—	—	—	—	—	—
Amortization of deferred compensation	—	—	—	3,265	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—

Balance at December 31, 2001	1,409,814	1	38,724	(11,081)	—	8,248	26,000,000	25,892	19,809,783	90,009	49,773,402	61,345
Exercises of stock options	7,296	—	1	—	—	—	—	—	—	—	—	—
Issuance of common stock, options and warrants—Allied Riser merger	2,009,678	3	10,230	—	—	764	—	—	—	—	—	—
Deferred compensation adjustments	—	—	(1,756)	1,726	—	—	—	—	—	—	—	—
Conversion of Series B convertible preferred stock	57,050	—	2,000	—	—	—	—	—	(439,560)	(2,000)	—	—
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	—
Amortization of deferred compensation	—	—	—	3,331	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—

Balance at December 31, 2002	3,483,838	4	49,199	(6,024)	—	9,012	26,000,000	25,892	19,370,223	88,009	49,773,402	61,345
Cancellations of shares granted to employees	—	—	(569)	995	—	—	—	—	—	—	—	—
Amortization of deferred compensation	—	—	—	18,675	—	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	—
Issuances of preferred stock, net	—	—	—	(46,416)	—	—	—	—	—	—	—	—
Conversion of preferred stock into common stock	10,775,725	10	183,744	—	—	(8,248)	(26,000,000)	(25,892)	(19,362,531)	(87,974)	(49,773,402)	(61,345)
Cancellation of common stock—treasury stock	(1,225,825)	—	—	90	(90)	—	—	—	—	—	—	—
Shares returned to treasury—Allied Riser merger	(3,410)	—	—	—	—	—	—	—	—	—	—	—
Common shares issued—Allied Riser merger	41,012	—
Cancellation of Series B preferred stock	—	—	35	—	—	—	—	—	(7,692)	(35)	—	—
Issuance of options for common stock—FNSI acquisition	—	—	52	—	—	—	—	—	—	—	—	—
Beneficial conversion charge	—	—	52,000	—	—	—	—	—	—	—	—	—
Reclassification of beneficial conversion charge to additional paid in capital	—	—	(52,000)	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—	—	—	—	—

Balance at December 31, 2003	13,071,340	$14	$232,461	$(32,680)	$(90)	$764	—	$—	—	$—	—	$—

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2001, DECEMBER 31, 2002 AND DECEMBER 31, 2003
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	Preferred Stock — D		Preferred Stock — E		Preferred Stock — F		Preferred Stock — G		Preferred Stock — H		Foreign Currency Translation Adjustment			Accumulated Other Comprehensive Income
												Accmuluated Deficit	Total Stockholder's Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2000	—	$—	—	$—	—	$—	—	$—	—	$—	$—	$(11,843)	$104,248	$—
Exercises of stock options	—	—	—	—	—	—	—	—	—	—	—	—	21	—
Issuance of stock purchase warrants	—	—	—	—	—	—	—	—	—	—	—	—	8,248	—
Issuance of Series C convertible preferred stock, net	—	—	—	—	—	—	—	—	—	—	—	—	61,345	—
Deferred compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Beneficial conversion—Series B convertible preferred stock	—	—	—	—	—	—	—	—	—	—	—	(24,168)	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	—	—	—	3,265	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	(66,913)	(66,913)	—

Balance at December 31, 2001	—	—	—	—	—	——	—	—	—	—	—	(102,924)	110,214	—
Exercises of stock options	—	—	—	—	—	—	—	—	—	—	—	—	1	—
Issuance of common stock, options and warrants—Allied Riser merger	—	—	—	—	—	—	—	—	—	—	—	—	10,998	—
Deferred compensation adjustments	—	—	—	—	—	—	—	—	—	—	—	—	(30)	—
Conversion of Series B convertible preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	(44)	—	(44)	(44)
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	—	—	—	3,331	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	(91,843)	(91,843)	(91,843)

Balance at December 31, 2002	—	—	—	—	—	—	—	—	—	—	(44)	(194,767)	32,626	(91,887)
Cancellations of shares granted to employees	—	—	—	—	—	—	—	—	(500)	(426)	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	—	—	—	18,675	—
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	672	—	672	672
Issuances of preferred stock, net	3,426,293	4,272	3,426,293	4,272	11,000	10,904	41,030	40,787	53,872	46,416	—	—	60,235	—
Conversion of preferred stock into common stock	(3,426,293)	(4,272)	(3,426,293)	(4,272)	—	—	—	—	—	—	—	—	(8,249)	—
Cancellation of common stock—treasury stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Shares returned to treasury—Allied Riser merger	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Common shares issued—Allied Riser merger	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Cancellation of Series B preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of options for common stock—FNSI acquisition	—	—	—	—	—	—	—	—	—	—	—	—	52	—
Beneficial conversion charge	—	—	—	—	—	—	—	—	—	—	—	(52,000)	—	—
Reclassification of benefical conversion charge to additional paid in capital	—	—	—	—	—	—	—	—	—	—	—	52,000	—	—
Net income	—	—	—	—	—	—	—	—	—	—	—	140,743	140,743	140,743

Balance at December 31, 2003	—	$—	—	$—	11,000	$10,904	41,030	$40,787	53,372	$45,990	$628	$(54,024)	$244,754	$49,528

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2001, DECEMBER 31, 2002 AND DECEMBER 31, 2003
(IN THOUSANDS)

	2001	2002	2003
Cash flows from operating activities:
Net (loss) income	$(66,913)	$(91,843)	$140,743
Adjustments to reconcile net (loss) income to net cash used in operating activities —
Depreciation and amortization, including amortization of debt issuance costs	13,594	36,490	49,746
Amortization of debt discount — convertible notes	—	6,086	1,827
Amortization of deferred compensation	3,265	3,331	18,675
Extraordinary gain — Allied Riser merger	—	(8,443)	—
Gain — Cisco credit facility troubled debt restructuring	—	—	(215,432)
Gain — Allied Riser note exchange	—	—	(24,802)
Gain on settlement of vendor litigation	—	(5,721)	—
Changes in assets and liabilities:
Accounts receivable	(1,156)	(2,894)	712
Prepaid expenses and other current assets	1,107	1,189	744
Other assets	(2,660)	1,134	1,899
Accounts payable and accrued liabilities	5,977	19,104	(1,469)

Net cash used in operating activities	(46,786)	(41,567)	(27,357)

Cash flows from investing activities:
Purchases of property and equipment	(118,020)	(75,214)	(24,016)
Cash acquired in Allied Riser merger	—	70,431	—
Purchase of minority interests in Shared Technologies of Canada, Inc.	—	(3,617)	—
Purchases of short term investments, net	(1,746)	(1,769)	(600)
Purchases of intangible assets	(11,886)	(9,617)	(700)

Net cash used in investing activities	(131,652)	(19,786)	(25,316)

Cash flows from financing activities:
Borrowings under Cisco credit facility	107,632	54,395	8,005
Exchange agreement payment — Allied Riser notes	—	—	(4,997)
Exchange agreement payment — Cisco credit facility debt restructuring	—	—	(20,000)
Proceeds from option exercises	21	1	—
Repayment of capital lease obligations	(12,754)	(2,702)	(3,076)
Deferred equipment discount	5,618	—	—
Issuances of preferred stock, net of issuance costs	61,345	—	40,630

Net cash provided by financing activities	161,862	51,694	20,562

Effect of exchange rate changes on cash	—	(44)	672

Net decrease in cash and cash equivalents	(16,576)	(9,703)	(31,439)
Cash and cash equivalents, beginning of year	65,593	49,017	39,314

Cash and cash equivalents, end of year	$49,017	$39,314	$7,875

Supplemental disclosures of cash flow information:
Cash paid for interest	$8,943	$12,440	$5,013
Cash paid for income taxes	—	—	—
Non-cash financing activities —
Capital lease obligations incurred	23,990	33,027	6,044
Warrants issued in connection with credit facility	8,248	—	—
Borrowing under credit facility for payment of loan costs and interest	6,441	14,820	4,502
Allied Riser Merger
Fair value of assets acquired		$74,791
Less: valuation of common stock, options & warrants issued		(10,967)
Less: extraordinary gain		(8,443)

Fair value of liabilities assumed		$55,381

NetRail Acquisition
Fair value of assets acquired	12,090
Less: cash paid	(11,740)

Fair value of liabilities assumed	350

PSINet Acquisition
Fair value of assets acquired		16,602	700
Less: cash paid		(9,450)	(700)

Fair value of liabilities assumed		7,152	—

FNSI Acquisition
Fair value of assets acquired			3,018
Less: valuation of options for common stock			(52)

Fair value of liabilities assumed			2,966

Exchange Agreement with Cisco Capital (See Note 1)

Conversion of preferred stock under Purchase Agreement (See Note 1)

The accompanying notes are an integral part of these consolidated statements.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001, 2002, and 2003

1.     Description of the business and summary of significant accounting policies:

Description of business

        Cogent Communications, Inc. ("Cogent") was formed on August 9, 1999, as a Delaware corporation and is located in Washington, DC. Cogent is a facilities-based Internet Services Provider ("ISP"), providing primarily Internet access to businesses in over 30 major metropolitan areas in the United States and in Toronto, Canada and in 2004 expanded its operations into Western Europe. In 2001, Cogent formed Cogent Communications Group, Inc., (the "Company"), a Delaware corporation. Effective on March 14, 2001, Cogent's stockholders exchanged all of their outstanding common and preferred shares for an equal number of shares of the Company, and Cogent became a wholly owned subsidiary of the Company. The common and preferred shares of the Company include rights and privileges identical to the common and preferred shares of Cogent. This was a tax-free exchange that was accounted for by the Company at Cogent's historical cost. All of Cogent's options for shares of common stock were also converted to options of the Company.

        The Company's high-speed Internet access service is delivered to the Company's customers over a nationwide fiber-optic network. The Company's network is dedicated solely to Internet Protocol data traffic. The Company's network includes 30-year indefeasible rights of use ("IRUs") to a nationwide fiber-optic intercity network of approximately 12,500 route miles (25,000 fiber miles) of dark fiber from Wiltel Communications Group, Inc. ("Wiltel"). These IRUs are configured in two rings that connect many of the major metropolitan markets in the United States. In order to extend the Company's national backbone into local markets, the Company has entered into leased fiber agreements for intra-city dark fiber from approximately 20 providers. These agreements are primarily under 15-25 year IRUs. Since the Company's April 2002 acquisition of certain assets of PSINet, Inc. ("PSINet"), the Company began operating a more traditional Internet service provider business, with lower speed connections provided by leased circuits obtained from telecommunications carriers (primarily local telephone companies). The Company utilizes leased circuits (primarily T-1 lines) to reach these customers.

Merger with Symposium Gamma, Inc. and Acquisition of Firstmark Communications Participations S.a.r.l. and Subsidiaries ("FMCP")

        In January 2004, Symposium Gamma, Inc. ("Gamma"), merged with the Company, as further discussed in Note 14. Under the merger agreement all of the issued and outstanding shares of Gamma common stock were converted into 2,575 shares of the Company's Series I convertible participating preferred stock. The Company plans to continue to support FMCP's products including point-to-point transport and transit services in over 40 markets and almost 30 data centers across Western Europe. The Company also intends to introduce in Western Europe a new set of products and services based on the Company's current North American product set.

Asset Purchase Agreement- Fiber Network Services, Inc.

        On February 28, 2003, the Company purchased certain assets of Fiber Network Solutions, Inc. ("FNSI") in exchange for the issuance of options for 120,000 shares of the Company's common stock and the Company's agreement to assume certain liabilities. The acquired assets include FNSI's customer contracts and accounts receivable. Assumed liabilities include certain of FNSI's accounts payable, facilities leases, customer contractual commitments and note obligations.

Asset Purchase Agreement—PSINet, Inc.

        In April 2002, the Company acquired certain of PSINet's assets and certain liabilities related to its operations in the United States for $9.5 million in cash in a sale conducted under Chapter 11 of the United States Bankruptcy Code. The acquired assets include certain of PSINet's accounts receivable and intangible assets, including customer contracts, settlement-free peering rights and the PSINet trade name. Assumed liabilities include certain leased circuit commitments, facilities leases, customer contractual commitments and co-location arrangements.

Merger Agreement—Allied Riser Communications Corporation

        On February 4, 2002, the Company acquired Allied Riser Communications Corporation ("Allied Riser"). Allied Riser provided broadband data, voice and video communication services to small- and medium-sized businesses located in selected buildings in North America, including Canada. Upon the closing of the merger on February 4, 2002, Cogent issued approximately 2.0 million shares, or at that time 13.4% of its common stock, on a fully diluted basis, to the existing Allied Riser stockholders and became a public company listed on the American Stock Exchange. The acquisition of Allied Riser provided the Company with in-building networks, pre-negotiated building access rights with building owners and real estate investment trusts across the United States and in Toronto, Canada and the operations of Shared Technologies of Canada ("STOC"). STOC provides voice and data services in Toronto, Canada.

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

Troubled Debt Restructuring and Sale of Preferred Stock

        Prior to July 31, 2003, the Company was party to a $409 million credit facility with Cisco Systems Capital Corporation ("Cisco Capital"). The credit facility required compliance with certain financial and operational covenants. The Company violated a financial debt covenant during the fourth quarter of 2002 and failed to subsequently cure the violation. Accordingly, the Company was in default on the credit facility and Cisco Capital was able to accelerate the loan payments and make the outstanding balance immediately due and payable.

        On June 12, 2003, the Board of Directors approved a transaction with Cisco Systems, Inc. ("Cisco") and Cisco Capital that restructured the Company's indebtedness to Cisco Capital while at the same time selling a new series of preferred stock to certain of the Company's existing stockholders. The sale of the new series of preferred stock was required to obtain the cash needed to complete the Cisco credit facility restructuring. On June 26, 2003, the Company's stockholders approved these transactions.

        In order to restructure the Company's credit facility the Company entered into an agreement (the "Exchange Agreement") with Cisco and Cisco Capital pursuant to which, among other things, Cisco and Cisco Capital agreed to cancel the principal amount of $262.8 million of indebtedness plus $6.3 million of accrued interest and return warrants exercisable for the purchase of 0.8 million shares of Common Stock (the "Cisco Warrants") in exchange for a cash payment by the Company of $20 million, the issuance of 11,000 shares of the Company's Series F participating convertible preferred stock, and the issuance of an amended and restated promissory note (the "Amended and Restated Cisco Note") with an aggregate principal amount of $17.0 million. The Exchange Agreement provides that the entire debt to Cisco Capital is reinstated if Cisco Capital is forced to disgorge the cash payment received under the Exchange Agreement.

        This transaction has been accounted for as a troubled debt restructuring pursuant to Statement of Financial Accounting Standards ("SFAS") No. 15, "Accounting by Debtors and Creditors of Troubled Debt Restructurings". Under SFAS No. 15, the Amended and Restated Cisco Note was recorded at its principal amount plus the total estimated future interest payments.

        In order to restructure the Company's credit facility the Company also entered into an agreement (the "Purchase Agreement") with certain of the Company's existing preferred stockholders (the "Investors"), pursuant to which the Company sold to the Investors in several sub-series, 41,030 shares of the Company's Series G participating convertible preferred stock for $41.0 million in cash.

        On July 31, 2003, the Company, Cisco Capital, Cisco and the Investors closed on the Exchange Agreement and the Purchase Agreement. The closing of these transactions resulted in the following:

        Under the Purchase Agreement:

  •
  The Company issued 41,030 shares of Series G preferred stock in several sub-series for gross cash proceeds of $41.0 million;

  •
  The Company's outstanding Series A, B, C, D and E participating convertible preferred stock ("Existing Preferred Stock") were converted into approximately 10.8 million shares of common stock.

        Under the Exchange Agreement:

  •
  The Company paid Cisco Capital $20.0 million in cash and issued to Cisco Capital 11,000 shares of Series F participating convertible preferred stock;

  •
  The Company issued to Cisco Capital a $17.0 million promissory note payable;

  •
  The default under the Cisco credit facility was eliminated;

  •
  The amount outstanding under the Cisco credit facility including accrued interest was cancelled;

  •
  The service provider agreement with Cisco was amended;

  •
  The Cisco Warrants were cancelled.

        The conversion of the Company's existing preferred stock into a total of 10.8 million shares of $0.001 par value common stock is detailed below. The conversion resulted in the elimination of the book values of these series of preferred stock and a corresponding increase to common stock of $10,000 based upon the common stock's par value and an increase in additional paid in capital of $183.7 million.

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

        The gain resulting from the retirement of the amounts outstanding under the credit facility under the Exchange Agreement was determined as follows (in thousands):

Cash paid	$20,000
Issuance of Series F Preferred Stock	11,000
Amended and Restated Cisco Note, principal plus future interest payments	17,842
Transaction costs	1,167

Total consideration	50,009
Amount outstanding under the Cisco credit facility	(262,812)
Interest accrued under the Cisco credit facility	(6,303)
Book value of cancelled warrants	(8,248)
Book value of unamortized Cisco credit facility loan costs	11,922

Gain — Cisco credit facility — troubled debt restructuring	$(215,432)

        On a basic income and diluted income per share basis the gain was $27.82 and $1.36, respectively, for the year ended December 31, 2003.

Management's Plans and Business Risk

        The Company has experienced losses since its inception in 1999 and as of December 31, 2003 has an accumulated deficit of approximately $54 million and a working capital deficit of $0.9 million. The Company operates in the rapidly evolving Internet services industry, which is subject to intense competition and rapid technological change, among other factors. The successful execution of the Company's business plan is dependent upon the Company's ability to increase the number of customers purchasing services in the buildings connected to and being served by its network ("lit buildings"), its ability to increase its market share, the Company's ability to integrate acquired businesses and purchased assets, including its recent expansion into Western Europe into its operations and realize planned synergies, the availability of and access to intra-city dark fiber and multi-tenant office buildings, the availability and performance of the Company's network equipment, the extent to which acquired businesses and assets are able to meet the Company's expectations and projections, the Company's ability to retain and attract key employees, and the Company's ability to manage its growth, among other factors.

        On March 30, 2004, the Company merged with Symposium Omega, Inc ("Omega"). Prior to the merger, Omega had raised approximately $19.5 million in cash. The Company issued 3,891 shares of Series J convertible preferred stock to the shareholders of Omega in exchange for all of the outstanding common stock of Omega. This Series J convertible preferred stock will become convertible into approximately 120.6 million shares of the Company's common stock. Management believes that the Company's resources are adequate to meet its funding requirements until cash generated from its operations exceeds its funding requirements. Although management believes that the Company will successfully mitigate its risks, management cannot give assurances that it will be able to do so or that the Company will ever operate profitably.

Segments

        The Company's chief operating decision maker evaluates performance based upon underlying information of the Company as a whole. There is only one reporting segment.

Principles of consolidation

        The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Revenue recognition

        Net revenues from telecommunication services are recognized when the services are performed, evidence of an arrangement exists, the fee is fixed and determinable and collectibility is reasonably assured. Service discounts and incentives related to telecommunication services are recorded as a reduction of revenue when granted or ratably over the contract period. Fees billed in connection with customer installations and other upfront charges are deferred and recognized ratably over the estimated customer life.

        The Company establishes a valuation allowance for collection of doubtful accounts and other sales credit adjustments. Valuation allowances for sales credits are established through a charge to revenue, while valuation allowances for doubtful accounts are established through a charge to selling, general and administrative expenses. The Company assesses the adequacy of these reserves on a monthly basis by evaluating general factors, such as the length of time individual receivables are past due, historical collection experience, the economic and competitive environment, and changes in the credit worthiness of its customers. The Company believes that its established valuation allowances were adequate as of December 31, 2002 and 2003. If circumstances relating to specific customers change or economic conditions worsen such that the Company's past collection experience and assessment of the economic environment are no longer relevant, the Company's estimate of the recoverability of its trade receivables could be further reduced.

Network operations

        Network operations include costs associated with service delivery, network management, and customer support. This includes the costs of personnel and related operating expenses associated with these activities, network facilities costs, fiber maintenance fees, leased circuit costs, and access fees paid to office building owners.

International Operations

        The Company began recognizing revenue from operations in Canada through its wholly owned subsidiary, ARC Canada effective with the closing of the Allied Riser merger on February 4, 2002. All revenue is reported in United States dollars. Revenue for ARC Canada for the period from February 4, 2002 to December 31, 2002 and the year ended December 31, 2003 was approximately $4.3 million and $5.6 million, respectively. ARC Canada's total assets were approximately $7.5 million at December 31, 2002 and $11.8 million at December 31, 2003.

Foreign Currency Translation Adjustment

        The Company uses the U.S. dollar as its functional currency for operations in the U.S. and the Canadian dollar for STOC. The assets and liabilities of STOC are translated at the exchange rate prevailing at the balance sheet date. Related revenue and expense accounts for STOC are translated using the average exchange rate during the period. Cumulative foreign currency translation adjustments of $628,000 and ($44,000) at December 31, 2003 and 2002, respectively, are included in "Accumulated other comprehensive (loss) income" in the Consolidated Balance Sheets and in the Consolidated Statements of Changes in Shareholders' Equity.

Financial instruments

        The Company considers all highly liquid investments with an original maturity of three months or less at purchase to be cash equivalents. The Company determines the appropriate classification of its investments at the time of purchase and reevaluates such designation at each balance sheet date. At December 31, 2002 and 2003, the Company's marketable securities consisted of money market accounts, certificates of deposit and commercial paper.

        The Company is party to letters of credit totaling approximately $2.4 million as of December 31, 2003. These letters of credit are secured by certificates of deposit and commercial paper investments of approximately $2.4 million that are restricted and included in short-term investments and other assets. No claims have been made against these financial instruments. Management does not expect any losses from the resolution of these financial instruments and is of the opinion that the fair value of these instruments is zero since performance is not likely to be required.

        At December 31, 2002 and 2003, the carrying amount of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and accrued expenses approximated fair value because of the short maturity of these instruments. The Allied Riser convertible subordinated notes due in June 2007 have a face value of $10.2 million. The notes were recorded at their fair value of approximately $2.9 million at the merger date. The resulting discount is being accreted to interest expense through the maturity date.

Short-Term Investments

        Short-term investments consist primarily of commercial paper with original maturities beyond three months, but less than 12 months. Such short-term investments are carried at cost, which approximates fair value due to the short period of time to maturity.

Credit risk

        The Company's assets that are exposed to credit risk consist of its cash equivalents, short-term investments, other assets and accounts receivable. The Company places its cash equivalents and short-term investments in instruments that meet high-quality credit standards as specified in the Company's investment policy guidelines. Accounts receivable are due from customers located in major metropolitan areas in the United States and in Ontario Canada. Revenues from the Company's wholesale customers and customers obtained through business combinations are subject to a higher degree of credit risk than customers who purchase its traditional retail service.

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

Long-lived assets

        The Company's long-lived assets include property and equipment and identifiable intangible assets to be held and used. These long-lived assets are currently reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed pursuant to Statement of Financial Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Pursuant to SFAS No. 144, impairment is determined by comparing the carrying value of these long-lived assets to management's probability weighted estimate of the future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. The cash flow projections used to make this assessment are consistent with the cash flow projections that management uses internally to assist in making key decisions. In the event an impairment exists, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset, which is generally determined by using quoted market prices or valuation techniques such as the discounted present value of expected future cash flows, appraisals, or other pricing models. Management believes that no such impairment existed in accordance with SFAS No. 144 as of December 31, 2002 or 2003. In the event there are changes in the planned use of the Company's long-term assets or the Company's expected future undiscounted cash flows are reduced significantly, the Company's assessment of its ability to recover the carrying value of these assets under SFAS No. 144 would change.

        Because management's best estimate of undiscounted cash flows generated from these assets exceeds their carrying value for each of the periods presented, no impairment pursuant to SFAS No. 144 exists. However, because of the significant difficulties confronting the telecommunications industry, management believes that the current fair value of our long-lived assets including our network assets and IRU's are significantly below the amounts the Company originally paid for them and may be less than their current depreciated cost basis.

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

Stock-based compensation

        The Company accounts for its stock option plan and shares of restricted preferred stock granted under its 2003 Incentive Award Plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense related to fixed employee stock options and restricted shares is recorded only if on the date of grant, the fair value of the underlying stock exceeds the exercise price. The Company has adopted the disclosure only requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," which allows entities to continue to apply the provisions of APB Opinion No. 25 for transactions with employees and to provide pro forma net income disclosures as if the fair value based method of accounting described in SFAS No. 123 had been applied to employee stock option grants and restricted shares. The following table illustrates the effect on net income and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 (in thousands except share and per share amounts):

	Year Ended December 31, 2001	Year Ended December 31, 2002	Year Ended December 31, 2003
Net (loss) income, as reported	$(66,913)	$(91,843)	$140,743
Add: stock-based employee compensation expense included in reported net loss, net of related tax effects	3,265	3,331	18,675
Deduct: total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(3,159)	(4,721)	(19,866)

Pro forma — net (loss) income	$(66,807)	$(93,233)	$139,552

(Loss) income per share as reported — basic	$(47.59)	$(28.22)	$18.17

Pro forma (loss) income per share — basic	$(47.52)	$(28.65)	$18.02

(Loss) income per share as reported — diluted	$(47.59)	$(28.22)	$0.89

Pro forma (loss) income per share — diluted	$(47.52)	$(28.65)	$0.88

        The weighted-average per share grant date fair value of options granted was $14.85 in 2001, $2.44 in 2002 and $0.56 in 2003. The fair value of these options was estimated at the date of grant with the following weighted-average assumptions for 2001—an average risk-free rate of 5.0 percent, a dividend yield of 0 percent, an expected life of 5.0 years, and expected volatility of 128%, for 2002—an average risk-free rate of 3.5 percent, a dividend yield of 0 percent, an expected life of 5.0 years, and expected volatility of 162% and for 2003—an average risk-free rate of 3.5 percent, a dividend yield of 0 percent, an expected life of 5.0 years, and expected volatility of 197%. The weighted-average per share grant date fair value of Series H convertible preferred shares granted to employees in 2003 was $861.28 and was determined using the trading price of the Company's common stock on the date of grant. Each share of Series H convertible preferred stock converts into approximately 769 shares of common stock.

Basic and Diluted Net Loss Per Common Share

        Net income (loss) per share is presented in accordance with the provisions of SFAS No. 128 "Earnings per Share". SFAS No. 128 requires a presentation of basic EPS and diluted EPS. Basic EPS excludes dilution for common stock equivalents and is computed by dividing income or loss available to common stockholders by the weighted-average number of common shares outstanding for the period, adjusted, using the if-converted method, for the effect of common stock equivalents arising from the assumed conversion of participating convertible securities, if dilutive. Diluted net loss per common share is based on the weighted-average number of shares of common stock outstanding during each period, adjusted for the effect of common stock equivalents arising from the assumed exercise of stock options, warrants, the conversion of preferred stock and conversion of participating convertible securities, if dilutive. Common stock equivalents have been excluded from the net loss per share calculation for 2001 and 2002 because their effect would be anti-dilutive.

        For the years ended December 31, 2001, and 2002, options to purchase 1.2 million and 1.0 million shares of common stock at weighted-average exercise prices of $5.30 and $4.41 per share, respectively, are not included in the computation of diluted earnings per share as they are anti-dilutive. For the years ended December 31, 2001, 2002 and 2003, 95.6 million and 95.1 million shares of preferred stock, which were convertible into 10.1 million and 10.1 million shares of common stock, were not included in the computation of diluted earnings per share as a result of their anti-dilutive effect. For the years ended December 31, 2001 and 2002, warrants for 0.7 million and 0.9 million shares of common stock, respectively, were not included in the computation of diluted earnings per share as a result of their anti-dilutive effect. For the years ended December 31, 2002 and 2003, approximately 245,000 and 17,530 shares, respectively, of common stock issuable on the conversion of the Allied Riser convertible subordinated notes. For the years ended December 31, 2002 and 2003, warrants for approximately 104,000 and 50,000 shares, respectively, of common stock were not included in the computation of diluted earnings per share as a result of their anti-dilutive effect.

        The following details the determination of the diluted weighted average shares for the year ended December 31, 2003.

Year Ended December 31, 2003
Weighted average common shares outstanding — basic	7,744,350
Dilutive effect of stock options	7,417
Dilutive effect of preferred stock	150,972,671
Dilutive effect of warrants	53,515

Weighted average shares — diluted	158,777,953

        There is no effect on net income for the year ended December 31, 2003, caused by the conversion of any of the above securities included in the diluted weighted average shares calculation.

Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. The statement provides accounting and reporting standards for recognizing obligations related to asset retirement costs associated with the retirement of tangible long-lived assets. Under this statement, legal obligations associated with the retirement of long-lived assets are to be recognized at their fair value in the period in which they are incurred if a reasonable estimate of fair value can be made. The fair value of the asset retirement costs is capitalized as part of the carrying amount of the long-lived asset and expensed using a systematic and rational method over the assets' useful life. Any subsequent changes to the fair value of the liability will be expensed. The adoption of this statement on January 1, 2003 did not have a material impact on the Company's operations or financial position.

        On July 29, 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 replaces Issue 94-3. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company has not recognized costs associated with exit or disposal activities and as a result the adoption of this statement did not have a material impact on the Company's operations or financial position.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," or SFAS No. 148. SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB No. 28. The provisions of SFAS No. 148 are effective for fiscal years beginning after December 15, 2002 with respect to the amendments of SFAS No. 123 and effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002 with respect to the amendments of APB No. 28. The Company has adopted SFAS No. 148 by including the required additional disclosures.

        In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46") to clarify the conditions under which assets, liabilities and activities of another entity should be consolidated into the financial statements of a company. FIN 46 requires the consolidation of a variable interest entity by a company that bears the majority of the risk of loss from the variable interest entity's activities, is entitled to receive a majority of the variable interest entity's residual returns, or both. The adoption of FIN 46 did not have an impact on the Company's financial position or results of operations.

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others," ("FIN 45") which expands previously issued accounting guidance and disclosure requirements for certain guarantees. FIN 45 requires an entity to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. In November 2003, the Company provided an indemnification to certain selling former shareholders of LNG as discussed in Note 9. Pursuant to FIN 45, the Company has recorded a long-term liability and corresponding asset of approximately $167,000 for the estimated fair value of this obligation.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The new guidance amends SFAS No. 133 for decisions made: (a) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS No. 133, (b) in connection with other Board projects dealing with financial instruments, and (c) regarding implementation issues raised in relation to the application of the definition of derivative. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003. The adoption of the provisions of SFAS No. 149 did not have an impact on the Company's results of operations or financial position.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS No. 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. The provisions of SFAS No. 150 became effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that existed as of July 1, 2003.The Company does not have any financial instruments that meet the provisions of SFAS No. 150; therefore, adopting the provisions of SFAS No. 150 did not have an impact on the Company's results of operations or financial position.

        In November 2002, the FASB's Emerging Issues Task Force reached a final consensus on Issue No.00-21. "Accounting for Revenue arrangements with Multiple Deliverables" ("EITF 00-21"), which is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Under EITF 00-21, revenue arrangements with multiple deliverables are required to be divided into separate units of accounting under certain circumstances. The adoption of EITF 00-21 did not have a material effect on the Company's consolidated financial statements.

        In December 2003, the SEC issued Staff Accounting Bulletin No. 104, "Revenue Recognition", which updates the guidance in SAB No. 101, integrates the related set of Frequently Asked Questions, and recognizes the role of EITF 00-21. The adoption of SAB No. 104 did not have a material effect on the Company's consolidated financial statements.

2.     Acquisitions:

        The acquisition of the assets of NetRail, PSINet and FNSI and the merger with Allied Riser were recorded in the accompanying financial statements under the purchase method of accounting. The FNSI purchase price allocation is preliminary and further refinements may be made. The PSINet purchase price was increased by $700,000 during 2003 to reflect the settlement of the pre-existing contingency discussed in Note 9. The operating results related to the acquired assets of NetRail, PSINet and FNSI and the merger with Allied Riser have been included in the consolidated statements of operations from the dates of their acquisition. The NetRail acquisition closed on September 6, 2001. The Allied Riser merger closed on February 4, 2002. The PSINet acquisition closed on April 2, 2002. The FNSI acquisition closed on February 28, 2003.

        The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the respective acquisition dates (in thousands).

	NetRail	Allied Riser	PSINet	FNSI
Current assets	$200	$71,502	$4,842	$291
Property, plant & equipment	150	—	294	—
Intangible assets	11,740	—	12,166	2,727
Other assets	—	3,289	—	—

Total assets acquired	$12,090	$74,791	$17,302	$3,018
Current liabilities	—	20,621	7,852	2,941
Long term debt	—	34,760	—	25

Total liabilities assumed	—	55,381	7,852	2,966

Net assets acquired	$12,090	$19,410	$9,450	$52

        The intangible assets acquired in the NetRail acquisition were allocated to customer contracts ($0.7 million) and peering rights ($11.0 million) and are being amortized over a weighted average useful life of 36 months. The intangible assets acquired in the PSINet acquisition were allocated to customer contracts ($4.7 million), peering rights ($5.4 million), trade name ($1.8 million), and a non-compete agreement ($0.3 million). These intangible assets are being amortized in periods ranging from two to five years. The intangible assets acquired in the FNSI acquisition were allocated to customer contracts ($2.6 million) and a non-compete agreement ($0.1 million). These intangible assets are being amortized in periods ranging from one to two years.

        The purchase price of Allied Riser was approximately $12.5 million and included the issuance of 13.4% of the Company's common stock at the acquisition date, or approximately 2.0 million shares of common stock valued at approximately $10.2 million, the issuance of warrants and options for the Company's common stock valued at approximately $0.8 million and transaction expenses of approximately $1.5 million. The fair value of the common stock was determined by using the average closing price of Allied Risers' common stock in accordance with SFAS No. 141. Allied Riser's subordinated convertible notes were recorded at their fair value using their quoted market price at the merger date. The fair value of net assets acquired was approximately $55.5 million resulting in negative goodwill of approximately $43.0 million. Negative goodwill was allocated to long-lived assets of approximately $34.6 million with the remaining $8.4 million recorded as an extraordinary gain.

        If the Allied Riser, PSINet and FNSI acquisitions had taken place at the beginning of 2002 and 2003, the unaudited pro forma combined results of the Company for the years ended December 31, 2002 and 2003 would have been as follows (amounts in thousands, except per share amounts).

	Year Ended December 31, 2002	Year Ended December 31, 2003
Revenue	$72,763	$61,172
Net (loss) income before extraordinary items	(108,739)	140,236
Net (loss) income	(100,296)	140,236
(Loss) income per share before extraordinary items — basic	$(31.46)	$18.11
(Loss) income per share before extraordinary items — diluted	$(31.46)	$0.88
(Loss) income per share — basic	$(29.02)	$18.11
(Loss) income per share — diluted	$(29.02)	$0.88

        In management's opinion, these unaudited pro forma amounts are not necessarily indicative of what the actual results of the combined operations might have been if the Allied Riser, PSINet and FNSI acquisitions had been effective at the beginning of 2002 and 2003.

3.     Property and equipment:

        Property and equipment consisted of the following (in thousands):

	December 31,
	2002	2003
Owned assets:
Network equipment	$173,126	$186,204
Software	6,998	7,482
Office and other equipment	2,600	4,120
Leasehold improvements	35,016	50,387
System infrastructure	29,996	32,643
Construction in progress	5,866	988

	253,602	281,824
Less — Accumulated depreciation and amortization	(36,114)	(72,762)

	217,488	209,062
Assets under capital leases:
IRUs	112,229	118,273
Less — Accumulated depreciation and amortization	(6,937)	(12,929)

	105,292	105,344

Property and equipment, net	$322,780	$314,406

        Depreciation and amortization expense related to property and equipment and capital leases was $12.2 million, $26.6 million and $38.4 million, for the years ended December 31, 2001, 2002 and 2003, respectively.

Capitalized interest, labor and related costs

        In 2001, 2002 and 2003, the Company capitalized interest of $4.4 million, $0.8 million and $0.1 million, respectively. In 2001, 2002 and 2003, the Company capitalized salaries and related benefits of $7.0 million, $4.8 million and $2.6 million, respectively.

4.     Accrued Liabilities:

        Accrued liabilities as of December 31 consist of the following (in thousands):

	2002	2003
General operating expenditures	$8,315	$4,541
Litigation settlement accruals	5,168	400
Deferred revenue	1,250	486
Payroll and benefits	543	419
Taxes	1,937	1,584
Interest	1,329	455

Total	$18,542	$7,885

5.     Intangible Assets:

        Intangible assets as of December 31 consist of the following (in thousands):

	2002	2003
Peering arrangements (weighted average life of 36 months)	$15,740	$16,440
Customer contracts (weighted average life of 25 months)	5,575	8,145
Trade name (weighted average life of 36 months)	1,764	1,764
Non-compete agreements (weighted average life of 45 months)	294	431

Total (weighted average life of 33 months)	$23,373	$26,780
Less — accumulated amortization	(8,718)	(18,671)

Intangible assets, net	$14,655	$8,109

        Intangible assets are being amortized over periods ranging from 24 to 60 months. Amortization expense for the years ended December 31, 2001, 2002 and 2003 was approximately $1.3 million, $7.4 million and $10.0 million respectively. Future amortization expense related to intangible assets is expected to be $7.0 million, $1.1 million, $59,000, and $15,000 for the years ending December 31, 2004, 2005, 2006 and 2007, respectively.

6.     Other assets:

        Other assets as of December 31 consist of the following (in thousands):

	2002	2003
Prepaid expenses	$500	$378
Deposits	5,335	3,419
Indemnification	—	167
Deferred financing costs	13,281	—

Total	$19,116	$3,964

        Deferred financing costs were costs related to the Cisco credit facility. In connection with the restructuring of the Cisco credit facility, these amounts were written-off in 2003 as discussed in Note 1.

7.     Long-term debt:

        In March 2000, Cogent entered into a $280 million credit facility with Cisco Capital. In March 2001, the credit facility was increased to $310 million and in October 2001 the agreement was increased to $409 million. The credit facility provided for the financing of purchases of up to $270 million of Cisco network equipment, software and related services, the funding up to $64 million of working capital, and funding up to $75 million for interest and fees related to the credit facility. Borrowings under the credit facility were subject to Cogent's satisfaction of certain operational and financial covenants. Cogent was in violation of a 2002 financial covenant and failed to subsequently cure the violation. Accordingly, the payment of outstanding borrowings under the credit facility may have been accelerated by Cisco Capital and made immediately due and payable. As a result, this obligation was recorded as a current liability on the accompanying December 31, 2002 balance sheet. Immediately prior to the closing of the Exchange Agreement on July 31, 2003, the Company was indebted under the Cisco credit facility for a total of $269.1 million ($262.8 million of principal and $6.3 million of accrued but unpaid interest).

Restructuring and Amended and Restated Credit Agreement

        In connection with the Exchange Agreement as further described in Note 1, the Company entered into the Amended and Restated Credit Agreement with Cisco Capital which became effective on July 31, 2003. Under the Amended and Restated Credit Agreement the Company's indebtedness to Cisco was reduced to a $17.0 million note and Cisco Capital's obligation to make additional loans to the Company was terminated. Additionally the Amended and Restated Credit Agreement eliminated the Company's financial performance covenants. Cisco Capital retained its senior security interest in substantially all of the Company's assets, however, the Company may subordinate Cisco Capital's security interest in the Company's accounts receivable to another lender.

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

        The Amended and Restated Cisco Note is subject to mandatory prepayment in full, without prepayment penalty, upon the occurrence of the closing of any change in control of the Company, the completion of any equity financing or receipt of loan proceeds in excess of $30.0 million, the achievement by the Company of four consecutive quarters of positive operating cash flow of at least $5.0 million, or the merger of the Company resulting in a combined entity with an equity value greater than $100.0 million, each of these events is defined in the agreement. The debt is subject to partial mandatory prepayment in an amount equal to the lesser of $2.0 million or the amount raised if the Company raises less than $30.0 million in a future equity financing.

        Future maturities of principal and estimated future interest under the Amended and Restated Cisco Note are as follows (in thousands):

For the year ending December 31,
2004	$—
2005	—
2006	7,515
2007	5,304
2008	5,023
Thereafter	—

$17,842

Allied Riser convertible subordinated notes

        On September 28, 2000, Allied Riser completed the issuance and sale in a private placement of an aggregate of $150.0 million in principal amount of its 7.50% convertible subordinated notes due September 15, 2007 (the "Notes"). At the closing of the merger between Allied Riser and the Company, approximately $117.0 million of the Notes were outstanding. The Notes were convertible at the option of the holders into shares of Allied Riser's common stock at an initial conversion price of approximately 65.06 shares of Allied Riser common stock per $1,000 principal amount. The conversion ratio is adjusted upon the occurrence of certain events. The conversion rate was adjusted to approximately 2.09 shares of the Company's common stock per $1,000 principal amount in connection with the merger. Interest is payable semiannually on June 15 and December 15, and is payable, at the election of the Company, in either cash or registered shares of the Company's common stock. The Notes are redeemable at the Company's option at any time on or after the third business day after June 15, 2004, at specified redemption prices plus accrued interest.

        In January 2003, the Company, Allied Riser and the holders of approximately $106.7 million in face value of the Allied Riser notes entered into an exchange agreement and a settlement agreement. Pursuant to the exchange agreement, these note holders surrendered their notes, including accrued and unpaid interest, in exchange for a cash payment of approximately $5.0 million, 3.4 million shares of the Company's Series D preferred stock and 3.4 million shares of the Company's Series E preferred stock. This preferred stock, at issuance, was convertible into approximately 4.2% of the Company's then outstanding fully diluted common stock. Pursuant to the settlement agreement, these note holders dismissed their litigation with prejudice in exchange for the cash payment. These transactions closed in March 2003 when the agreed amounts were paid and the Company issued the Series D and Series E preferred shares. The settlement and exchange transactions together eliminated $106.7 million in face amount of the notes due in June 2007, interest accrued on these notes since the December 15, 2002 interest payment, all future interest payment obligations on these notes and settled the note holder litigation discussed in Note 9. The terms of the remaining $10.2 million of subordinated convertible notes were not impacted by these transactions and they continue to be due on June 15, 2007. These notes were recorded at their fair value of approximately $2.9 million at the merger date. This discount is accreted to interest expense through the maturity date.

        As of December 31, 2002, the Company had accrued the amount payable under the settlement agreement, net of a recovery of $1.5 million under its insurance policy. This resulted in a net expense of $3.5 million recorded in 2002. The $4.9 million payment required under the settlement agreement was paid in March 2003. The Company received the $1.5 million insurance recovery in April 2003. The exchange agreement resulted in a gain of approximately $24.8 million recorded in March 2003. The gain resulted from the difference between the $36.5 million net book value of the notes ($106.7 face value less the related discount of $70.2 million) and $2.0 million of accrued interest and the exchange consideration which included $5.0 million in cash and the $8.5 million estimated fair market value for the Series D and Series E preferred stock less approximately $0.2 million of transaction costs.

8.     Income taxes:

        The net deferred tax asset is comprised of the following (in thousands):

	December 31
	2002	2003
Net operating loss carry-forwards	$179,151	$234,059
Depreciation	(6,097)	(23,627)
Start-up expenditures	3,912	3,724
Accrued liabilities	4,833	3,633
Deferred compensation	2,677	10,255
Other	40	28
Valuation allowance	(184,516)	(228,072)

Net deferred tax asset	$—	$—

        Due to the uncertainty surrounding the realization of its net deferred tax asset, the Company has recorded a valuation allowance for the full amount of its net deferred tax asset. Should the Company achieve profitability, its deferred tax assets may be available to offset future income tax liabilities. The federal and state net operating loss carry-forwards of approximately $577 million expire in 2020 to 2023. For federal and state tax purposes, the Company's net operating loss carry-forwards could be subject to certain limitations on annual utilization if certain changes in ownership were to occur as defined by federal and state tax laws. The federal and state net operating loss carry-forwards of Allied Riser Communications Corporation as of February 4, 2002 of approximately $257 million are subject to certain limitations on annual utilization due to the change in ownership as a result of the merger as defined by federal and state tax laws.

        Under Section 108(a)(1)(B) of the Internal Revenue Code of 1986 gross income does not include amounts that would be includible in gross income by reason of the discharge of indebtedness to the extent that a non-bankrupt taxpayer is insolvent. Under Section 108(a)(1)(B) the Company believes that its gains on the settlement of debt with certain Allied Riser note holders and its debt restructuring with Cisco Capital for financial reporting purposes will not result in taxable income. However, these transactions resulted in a reduction to the Company's net operating loss carry forwards of approximately $20 million in 2003 and will result in further reductions to the Company's net operating loss carry forwards of approximately $291 million in 2004.

        The following is a reconciliation of the Federal statutory income tax rate to the effective rate reported in the financial statements.

	2001	2002	2003
Federal income tax (benefit) at statutory rates	34.0%	34.0%	34.0%
State income tax (benefit) at statutory rates, net of Federal benefit	6.6	7.6	(3.7)
Impact of permanent differences	—	5.3	(53.0)
Change in valuation allowance	(40.6)	(46.9)	22.7

Effective income tax rate	—%	—%	—%

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

For the year ending December 31,
2004	$8,334
2005	6,493
2006	5,999
2007	6,001
2008	6,001
Thereafter	77,647

Total minimum lease obligations	110,475
Less — amounts representing interest	(48,722)

Present value of minimum lease obligations	61,753
Current maturities	(3,646)

Capital lease obligations, net of current maturities	$58,107

Fiber Leases and Construction Commitments

        Certain of the Company's agreements for the construction of building laterals and for the leasing of metro fiber rings and lateral fiber include minimum specified commitments. The Company has also submitted product orders but not yet accepted the related fiber route or lateral construction. The future minimum commitments under these arrangements are approximately $0.3 million each of the years ending December 31, 2004 through December 31, 2008 and $2.7 million therafter.

Cisco equipment purchase commitment

        In March 2000, the Company entered into a five-year agreement to purchase from Cisco minimum annual amounts of equipment, professional services, and software. In October 2001, the commitment was increased to purchase a minimum of $270 million through December 2004. As of July 31, 2003, the Company had purchased approximately $198.1 million towards this commitment and had met all of the minimum annual purchase commitment obligations. As part of the Company's restructuring of the Cisco credit facility this agreement was amended. The amended agreement has no minimum purchase commitment but does have a requirement that the Company purchase Cisco equipment for its network equipment needs. No financing is provided and the Company is required to pay Cisco in advance for any purchases.

Legal Proceedings

        Vendor Claims and Disputes.    One of the Company's subsidiaries, Allied Riser Operations Corporation, is involved in a dispute with its former landlord in Dallas, Texas. On July 15, 2002, the landlord filed suit in the 193rd District Court of the State of Texas alleging that Allied Riser's March 2002 termination of its lease with the landlord resulted in a default under the lease. The Company believes, and Allied Riser Operations Corporation has responded, that the termination was consistent with the terms of the lease. Although the suit did not specify damages, the Company estimates, based upon the remaining payments under the lease and assuming no mitigation of damages by the landlord, that the amount in controversy may total approximately $3.0 million. The Company has not recognized a liability for this dispute and intends to vigorously defend its position.

        The Company generally accrues for the amounts invoiced by its providers of telecommunications services. Liabilities for telecommunications costs in dispute are generally reduced when the vendor acknowledges the reduction in its invoice and the credit is granted. In 2002, one vendor invoiced the Company for approximately $1.7 million in excess of what the Company believes is contractually due to the vendor. The vendor has initiated an arbitration proceeding related to this dispute. The Company has not reflected this disputed amount as a liability. The Company intends to vigorously defend its position related to these charges.

        PSINet Liquidating, LLC.    On March 19, 2003 PSINet Liquidating LLC filed a motion in the United States Bankruptcy Court for the Southern District of New York seeking an order instructing the Company to return certain equipment and to cease using certain equipment. The motion relates to the asset purchase agreement under which the Company purchased through the bankruptcy process certain assets from the estate of PSINet, Inc. The PSINet estate alleged that the Company failed to make available for pick-up and failed to return all of the equipment that the Company was obligated to return under the terms of the asset purchase agreement and that the Company was in some cases making use of that equipment in violation of the agreement. On May 7, 2003 the Company agreed with the PSINet estate on a mechanism for identifying equipment that still must be returned and determining the compensation for any unreturned equipment. The bankruptcy court has approved the agreement and the Company has funded a $600,000 escrow account related to this matter to resolve the potential remaining obligations for unreturned equipment. The Company believes that all equipment to be returned to the PSINet estate has been returned, and the Company is in the process of determining what, if any, amount will need to be released from the escrow account to the PSINet estate, as well as finalizing the purchase, in lieu of return, of selected equipment from the PSINet estate, for which the Company has accrued an additional $75,000.

        Employment Litigation    In 2003, a claim was filed against the Company by a former employee asserting primarily that additional commissions were due to the employee. The Company had filed a claim against this employee for breach of contract among other claims. A judgment was awarded and the Company has filed a motion for reconsideration. The Company recorded a liability for the estimated net loss under this judgment. The matter is awaiting final adjudication.

        The Company is involved in other legal proceedings in the normal course of business which management does not believe will have a material impact on the Company's financial condition

Operating leases and license agreements

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

2004	$15,019
2005	13,054
2006	10,842
2007	8,869
2008	7,346
Thereafter	28,469

$83,599

        Rent expense relates to leased office space and was $3.3 million in 2001 $3.3 million in 2002 and $2.3 million in 2003. The Company has subleased certain office space and facilities. Future minimum payments under these sub lease agreements are approximately $1.1 million, $0.7 million, $0.3 million, $0.2 million and $0.1 million for the years ending December 31, 2004 through December 31, 2008.

Maintenance and connectivity agreements

        The Company pays a monthly fee per route mile over a minimum of 20 years for the maintenance of its two national backbone fibers. In certain cases, the Company connects its customers and the buildings it serves to its national fiber-optic backbone using intra-city and inter-city fiber under operating lease commitments.

        Future minimum obligations as of December 31, 2003, related to these arrangements are as follows (in thousands):

Year ending December 31
2004	$3,461
2005	3,507
2006	3,577
2007	3,649
2008	3,721
Thereafter	47,348

$65,263

Shareholder Indemnification

        In November 2003 the Company's Chief Executive Officer acquired LNG Holdings S.A. ("LNG"). LNG, through its LambdaNet group of subsidiaries, operated a carriers' carrier fiber optic transport business in Europe. In connection with this transaction, the Company provided an indemnification to certain former LNG shareholders. The guarantee is without expiration and covers claims related to LNG's LambdaNet subsidiaries and actions taken in respect thereof including actions related to the transfer of ownership interests in LNG. Should the Company be required to perform the Company will defend the action and may attempt to recover from LNG and other involved entities. The Company has recorded a long-term liability and corresponding asset of approximately $167,000 for the estimated fair value of this obligation.

10.   Stockholders' equity:

        In June 2003, the Company's board of directors and shareholders approved the Company's fourth amended and restated certificate of incorporation. The amended and restated charter increased the number of authorized shares of the Company's common stock from 21,100,000 shares to 395,000,000 shares, eliminated the reference to the Company's Series A, B, C, D, and E preferred stock ("Existing Preferred Stock") and authorized 120,000 shares of authorized but unissued and undesignated preferred stock.

        On July 31, 2003 and in connection with the Company's debt restructuring and the Purchase Agreement, all of the Company's Existing Preferred Stock was converted into approximately 10.8 million shares of common stock. At the same time the Company issued 11,000 shares of Series F preferred stock to Cisco Capital under the Exchange Agreement and issued 41,030 shares of Series G preferred stock for gross proceeds of $41.0 million to the Investors under the Purchase Agreement.

        In September 2003, the Compensation Committee (the "Committee") of the board of directors adopted and the stockholders approved, the Company's 2003 Incentive Award Plan (the "Award Plan"). The Award Plan reserved 54,001 shares of Series H preferred stock for issuance under the Award Plan.

        Each share of the Series G preferred stock, Series F preferred stock and Series H preferred stock (collectively, the "New Preferred") may be converted into shares of common stock at the election of its holder at any time. The Series F preferred stock is convertible into 68.2 million shares of common stock. The Series G preferred stock is convertible into 254.9 million shares of common stock. The Series H preferred stock is convertible into 41.5 million shares of common stock. The New Preferred will be automatically converted into common stock, at the then applicable conversion rate in the event of an underwritten public offering of shares of the Company at a total offering of not less than $50 million at a post-money valuation of the Company of $500 million (a "Qualifying IPO"). The conversion prices are subject to adjustment, as defined.

        The New Preferred stock votes together with the common stock and not as a separate class. Each share of the New Preferred has a number of votes equal to the number of shares of common stock then issuable upon conversion of such shares. The consent of holders of a majority of the outstanding Series F preferred stock is required to declare or pay any dividend on the common or the preferred stock of the Company, and the consent of the holders of 80% of the Series G preferred stock is required prior to an underwritten public offering of the Company's stock unless the aggregate pre-money valuation of the Company at the time of the offering is at least $500 million, and the gross cash proceeds of the offering are $50 million.

        In the event of any dissolution, liquidation, or winding up of the Company, at least $11.0 million will be paid in cash to the holders of the Series F preferred stock, at least $123.0 million will be paid in cash to the holders of the Series G preferred stock and at least $9.1 million will be paid in cash to the holders of the Series H preferred stock before any payment is made to the holders of the Company's common stock.

Warrants and options

        Warrants to purchase 0.8 million shares of the Company's common stock were issued to Cisco Capital in connection with working capital loans under the Company's credit facility. On July 31, 2003 these warrants were cancelled as part of the restructuring of the Company's debt to Cisco Capital.

        In connection with the February 2002 merger with Allied Riser, the Company assumed warrants issued by Allied Riser that convert into approximately 0.1 million shares of the Company's common stock. All warrants are exercisable at exercise prices ranging from $0 to $475 per share. These warrants were valued at approximately $0.8 million using the Black- Scholes method of valuation and are recorded as stock purchase warrants using the following assumptions—average risk free rates of 4.7 percent, an estimated fair value of the Company's common stock of $5.32, expected live of 8 years and expected volatility of 207.3%.

        In connection with the February 2003 purchase of certain assets of Fiber Network Solutions, Inc., options for 120,000 shares of common stock at $0.45 per share were issued to certain the former FNSI vendors. The fair value of these options was estimated at $52,000 at the date of grant with the following weighted-average assumptions—an average risk-free rate of 3.5 percent, a dividend yield of 0 percent, an expected life of 10.0 years, and expected volatility of 128%.

Offer to exchange — Series H Preferred Stock

        In September 2003, the Company offered its employees the opportunity to exchange eligible outstanding stock options and certain common stock for restricted shares of Series H participating convertible preferred stock. In order for an employee to participate in the exchange, the employee was required to forfeit any and all shares of common stock ("Subject Common Stock") and his or her stock options granted under the Company's Amended and Restated Cogent Communications Group 2000 Equity Incentive Plan. Subject Common Stock included common stock received as a result of a conversion of Series B and Series C preferred stock but excluded common stock purchased on public markets. In October 2003, pursuant to the offer, the Company exchanged options representing the right to purchase an aggregate of approximately 1.0 million shares of the Company's common stock for approximately 53,500 shares of Series H restricted stock. In addition, all 1.2 million shares of Subject Common Stock were surrendered. The Company recorded a deferred compensation charge of approximately $46.1 million in the fourth quarter of 2003 related to these grants of restricted stock under this offer to exchange. The Company also granted approximately 350 shares of Series H preferred to certain new employees resulting in an additional deferred compensation charge of approximately $0.3 million. Deferred compensation is being amortized over the vesting period of the Series H preferred stock. For shares granted under the offer to exchange, the vesting period was 27% upon grant with the remaining shares vesting ratably over a three year period for grants to newly hired employees, the vesting period is generally 25% after one year with the remaining shares vesting over four years. Compensation expense related to Series H preferred stock was approximately $16.4 million for the year ended December 31, 2003. When an employee terminates prior to full vesting, the total remaining deferred compensation charge is reduced, the employee retains their vested shares and the employees' unvested shares are returned to the plan.

Dividends

        The Cisco credit facility prohibits the Company from paying cash dividends and restricts the Company's ability to make other distributions to its stockholders.

Beneficial Conversion Charges

        The October 2001 issuance of Series C preferred stock resulted in an adjustment of the conversion rate of the Series B preferred stock from 1.0 shares of common stock per ten shares of Series B preferred to 1.2979 shares of common stock per ten shares of Series B preferred. This equates to an additional 0.6 million shares of common stock. This transaction resulted in a non-cash beneficial conversion charge of approximately $24.2 million that was recorded in the Company's fourth quarter 2001 financial statements as a reduction to retained earnings and earnings available to common shareholders and an increase to additional paid-in capital.

        A beneficial conversion charge of $52.0 million was recorded on July 31, 2003 since the price per common share at which the Series F and Series G convertible preferred stock converted into at issuance were less than the quoted trading price of the Company's common stock on that date.

11.   Stock option plan:

        In 1999, the Company adopted its Equity Incentive Plan (the "Plan") for granting of options to employees, directors, and consultants under which 1,490,000 shares are reserved for issuance. Options granted under the Plan may be designated as incentive or nonqualified at the discretion of the Plan administrator. Stock options granted under the Plan generally vest over a four-year period and have a term of ten years. Stock options exercised, granted, and canceled during the period from inception (August 9, 1999) to December 31, 2003, were as follows:

	Number of options	Weighted-average exercise price
Outstanding at December 31, 2000	608,136	$9.90
Granted	822,072	$4.04
Exercised	(9,116)	$2.25
Cancellations	(263,173)	$12.10

Outstanding at December 31, 2001	1,157,919	$5.30

Granted	153,885	$1.93
Exercised	(7,296)	$0.13
Cancellations	(271,222)	$6.94

Outstanding at December 31, 2002	1,033,286	$4.41

Granted	157,175	$0.49
Exercised	—	—
Cancellations	(1,068,861)	$4.28

Outstanding at December 31, 2003	121,600	$0.45

        Options exercisable as of December 31, 2001, were 223,523 with a weighted-average exercise price of $7.24. Options exercisable as of December 31, 2002, were 506,833 with a weighted-average exercise price of $4.78. Options exercisable as of December 31,2003, were 120,043 with a weighted-average exercise price of $0.45. The weighted-average remaining contractual life of the outstanding options at December 31, 2003, was approximately 9 years.

OUTSTANDING AND EXERCISABLE BY PRICE RANGE
As of December 31, 2003

Range of Exercise Prices	Number Outstanding 12/31/2003	Weighted Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Number Exercisable As of 12/31/2002	Weighted-Average Exercise Price
$0.45	121,500	9.16	$0.45	120,000	$0.45
$2.00	100	8.01	$2.00	43	$2.00

Deferred Compensation Charge—Stock Options

        The Company recorded a deferred compensation charge of approximately $14.3 million in the fourth quarter of 2001 related to options granted at exercise prices below the estimated fair market value of the Company's common stock on the date of grant. The deferred compensation charge was amortized over the vesting period of the related options which was generally four years. In connection with the October 2003 offer to exchange and granting of Series H preferred stock the remaining $3.2 million unamortized balance of deferred compensation is now amortized over the vesting period of the Series H preferred stock.

        Compensation expense related to stock options was approximately $3.3 million for the years ended December 31, 2001 and 2002 and $2.3 million for the year ended December 31, 2003.

12.   Related party:

        The Company's headquarters is located in an office building owned by an entity controlled by the Company's Chief Executive Officer. The Company paid $453,000 in 2001, $410,000 in 2002 and $367,000 in 2003 in rent to this entity. In August 2003, the lease was amended to expire in August 2004. There are no amounts due to or from related parties at December 31, 2002 or 2003.

        In November 2003 the Company's Chief Executive Officer acquired LNG Holdings S.A. ("LNG"). LNG, through its LambdaNet group of subsidiaries, operated a carriers' carrier fiber optic transport business Europe. In connection with this transaction the Company provided an indemnification to certain former LNG shareholders.

13.   Quarterly financial information (unaudited):

	Three months ended
	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002
	(in thousands, except share and per share amounts)
Net service revenue	$3,542	$18,578	$15,960	$13,833
Cost of network operations, including amortization of deferred compensation	6,908	16,007	14,243	12,166
Operating loss	(16,684)	(15,523)	(16,875)	(13,192)
Net loss	(17,959)	(24,562)	(25,409)	(23,914)
Net loss applicable to common stock	(17,959)	(24,562)	(25,409)	(23,914)
Net loss per common share	(6.81)	(7.18)	(7.34)	(6.86)
Weighted-average number of shares outstanding	2,637,951	3,419,582	3,463,995	3,483,838
	Three months ended
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
	(in thousands, except share and per share amounts)
Net service revenue	$14,233	$15,519	$15,148	$14,522
Cost of network operations, including amortization of deferred compensation	10,739	12,282	12,067	13,236
Operating loss	(14,880)	(16,568)	(15,901)	(33,878)
Gain — Cisco credit facility — troubled debt restructuring	—	—	215,432	—
Gain — Allied Riser note exchange	24,802	—	—	—
Net (loss) income	1,914	(22,796)	196,462	(34,837)
Net (loss) income applicable to common stock	1,914	(22,796)	144,462	(34,837)
Net (loss) income per common share — basic	0.55	(6.54)	18.48	(2.64)
Net (loss) income per common share — diluted	0.14	(6.54)	0.86	(2.64)
Weighted-average number of shares outstanding — basic	3,483,838	3,483,838	10,628,612	13,204,582
Weighted-average number of shares outstanding — diluted	13,845,149	3,483,838	228,595,536	13,204,582

        The net loss applicable to common stock for the first and fourth quarters of 2002 includes extraordinary gains of approximately $4.5 million and $3.9 million, respectively, related to the merger with Allied Riser. The net loss applicable to common stock for the third quarter of 2003 includes a non-cash beneficial conversion charge of $52.0 million.

14.   Subsequent events:

        Merger with Symposium Gamma, Inc. and Acquisition of Firstmark Communications Participations S.a.r.l. and Subsidiaries ("FMCP")

        In November 2003, approximately 90% of the stock of LNG, the then parent company to FMCP, was acquired by Symposium Inc. ("Symposium") a Delaware corporation. Symposium is wholly owned by the Company's Chief Executive Officer. In January 2004, LNG transferred its interest in FMCP to Symposium Gamma, Inc. ("Gamma"), a Delaware corporation in return for a commitment by Gamma to invest at least $2 million in the operations of LambdaNet France. Gamma (and the Company after the merger) undertook to obtain the release of LNG from certain guarantee obligations. Prior to this transfer, Gamma had raised approximately $2.5 million in a private equity transaction with certain existing investors in the Company and a new investor.

        In January 2004, Gamma merged with the Company. Under the merger agreement all of the issued and outstanding shares of Gamma common stock were converted into 2,575 shares of the Company's Series I convertible participating preferred stock and the Company became Gamma and FMCP's sole shareholder. The 2,575 shares of the Series I convertible participating preferred stock is convertible into approximately 16.0 million shares of the Company's common stock.

        The Company plans to continue to support the FMCP's products including point-to-point transport and transit services. The Company also intends to introduce in Europe a new set of products and services based on the Company's current North American product set.

Short Term Loans to FMCP

        In January 2004, FMCP's subsidiary in France borrowed approximately $1.4 million from the Company. This amount was repaid in full in February 2004. In February 2004, FMCP's subsidiaries in France and Spain each borrowed approximately $895,000 from the Company.

15.   Merger with Symposium Omega

        On March 30, 2004 the Company merged with Symposium Omega, Inc., ("Omega") a Delaware corporation. Prior to the merger Omega had raised approximately $19.5 million in cash and agreed to acquire a German fiber optic network. The Company issued 3,891 shares of Series J convertible preferred stock to the shareholders of Omega in exchange for all of the outstanding common stock of Omega. This Series J convertible preferred stock will become convertible into approximately 120.6 million shares of the Company's common stock. The German network includes a pair of single mode fibers under a fifteen-year IRU, network equipment, and the co-location rights to facilities in approximately thirty-five points of presence in Germany. The agreement will require a one-time payment of approximately 2.3 million EUROS and includes monthly service fees of approximately 85,000 EUROS for co location and maintenance for the pair of single mode fibers.

        It is anticipated that the network will be delivered in full by May 2004. The Company intends to integrate this German network into its existing European networks and introduce point-to-point transport, transit services and its North American product set in Germany.

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

        Arthur Andersen's report on our financial statements for the fiscal year ending December 31, 2001 did not contain an adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles.

        During the fiscal year ending December 31, 2001, there were: (i) no disagreements with Arthur Andersen on any matter of accounting principle or practice, financial statement disclosure or auditing scope or procedure which, if not resolved to Arthur Andersen's satisfaction, would have caused them to make reference to the subject matter in connection with their report on our financial statements for such years; and (ii) there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

        During the fiscal year ending December 31, 2001 and through the date of their appointment, we did not consult Ernst & Young with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

ITEM 9A.    CONTROLS AND PROCEDURES

        We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely for decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

        We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2003 the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2003.

        There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls during the fourth quarter of 2003.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this Item 10 is incorporated in this report by reference to the information set forth in the 2003 definitive information statement for the 2003 Annual Meeting of Stockholders, which is expected to be filed with the Commission within 120 days after the close of our fiscal year.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this Item 11 is incorporated in this report by reference to the information set forth under the caption "Executive Officers Compensation" in the 2003 definitive information statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this Item 12 is incorporated in this report by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 2003 definitive information statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item 13 is incorporated in this report by reference to the information set forth under the caption "Certain Transactions" in the 2003 definitive information statement.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this Item 14 is incorporated in this report by reference to the information set forth under the caption "Principal Accountant Fees and Services" in the 2003 definitive information statement.

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
Description
Report of Arthur Andersen LLP, Independent Public Accountants
Schedule I — Condensed Financial Information of Registrant (Parent Company Information)
Schedule II — Valuation and Qualifying Accounts. All other financial statement schedules are not required under the relevant instructions or are inapplicable and therefore have been omitted.
(b)	Reports on Form 8-K.
	(1)	We had no Current Reports on Form 8-K during the fourth quarter of 2003.
(c)	Exhibits.
Exhibit	Description

2.1
Agreement and Plan of Merger, dated as of August 28, 2001, by and among Cogent, Allied Riser and the merger subsidiary (previously filed as Appendix A to our Registration Statement on Form S-4, Commission File No. 333-71684, filed October 16, 2001, and incorporated herein by reference)
2.2
Amendment No. 1 to the Agreement and Plan of Merger, dated as of October 13, 2001, by and among Cogent, Allied Riser and the merger subsidiary (previously filed as Appendix B to our Registration Statement on Form S-4, Commission File No. 333-71684, filed October 16, 2001, and incorporated herein by reference)
2.3
Asset Purchase Agreement, dated September 6, 2001, among Cogent Communications, Inc., NetRail, Inc., NetRail Collocation Co., and NetRail Leasing Co. (previously filed as Exhibit 2.3 to our Registration Statement on Form S-4, as amended by a Form S-4/A (Amendment No. 1), Commission File No. 333-71684, filed November 21, 2001, and incorporated herein by reference)
2.4
Asset Purchase Agreement, dated February 26, 2002, by and among Cogent Communications Group, Inc., PSINet, Inc. et al. (previously filed as Exhibit 2.1 to our Current Report on Form 8-K, dated February 26, 2002, and incorporated herein by reference)
2.5
Agreement and Plan of Merger, dated as of January 2, 2004, among Cogent Communications Group, Inc., Lux Merger Sub, Inc. and Symposium Gamma, Inc., filed as Exhibit 2.1 to our Periodic Report on Form 8-K, filed on January 8, 2004, and incorporated herein by reference.
2.6	Agreement and Plan of Merger, dated as of March 30, 2004, among Cogent Communications Group, Inc., DE Merger Sub, Inc. and Symposium Omega, Inc. (filed herewith)

3.1
Fourth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003, File No. 001-31227)
3.2
Certificate of Designations relating to the Company's Series F Participating Convertible Preferred Stock, par value $.001 per share (incorporated by reference to Exhibit 3.21 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003, File No. 001-31227)
3.3
Certificate of Designations relating to the Company's Series G-1 though G-18 Participating Convertible Preferred Stock, par value $.001 per share (incorporated by reference to Exhibits 3.3 through 3.20 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003, File No. 001-31227)
3.4
Certificate of Designations relating to the Company's Series H Participating Convertible Preferred Stock, par value $.001 per share (incorporated by reference to Exhibit 3.21 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003, File No. 001-31227)
3.5	Certificate of Designations relating to the Company's Series I Participating Convertible Preferred Stock, par value $.001 per share (filed herewith)
3.6	Amended Bylaws of Cogent Communications Group, Inc., (filed herewith)
3.7	Corrected Certificate of Designations relating to the Company's Series J Participating Convertible Preferred Stock, par value $.001 per share (filed herewith)
4.1
First Supplemental Indenture, among Allied Riser Communications Corporation, as issuer, Cogent Communications Group, Inc., as co-obligor, and Wilmington Trust Company, as trustee. (previously filed as Exhibit 4.4 to our Registration Statement on Form S-4, as amended by a Form POS AM (Post-Effective Amendment No. 2), Commission File No. 333-71684, filed February 4, 2002)
4.2
Indenture, dated as of July 28, 2000 by and between Allied Riser Communications Corporation and Wilmington Trust Company, as trustee, relating to Allied Riser's 7.50% Convertible Subordinated Notes due 2007. (previously filed as Exhibit 4.5 to our Registration Statement on Form S-4, as amended by a Form POS AM (Post-Effective Amendment No. 1), Commission File No. 333-71684, filed January 25, 2002)
10.1	Third Amended and Restated Stockholders Agreement of Cogent Communications Group, Inc., dated as of March 30, 2004 (filed herewith)
10.2	Fourth Amended and Restated Registration Rights Agreement of Cogent Communications Group, Inc., dated March 30, 2004 (filed herewith)
10.3
Exchange Agreement, dated as of June 26, 2003, by and among Cogent Communications Group, Inc., Cogent Communications, Inc., Cogent Internet, Inc., Cisco Systems, Inc. and Cisco Systems Capital Corporation, (previously filed as 10.3 to our Report on Form 8-K filed on August 7, 2003, and incorporated herein by reference) Participating Convertible Preferred Stock Purchase Agreement, dated as of June 26, 2003, by and among Cogent Communications Group, Inc. and each of the several Investors signatory thereto (previously filed as 10.3 to our Report on Form 8-K filed on August 7, 2003, and incorporated herein by reference)

10.4
Third Amended and Restated Credit Agreement, dated as of July 31, 2003, by and among Cogent Communications, Inc., Cogent Internet, Inc., Cisco Systems Capital Corporation, and the other Lenders party thereto (incorporated by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003, File No. 001-31227).
10.5
Settlement Agreement, dated as of March 6, 2003, between Cogent Communications Group, Inc., Allied Riser Communications Corporation and the several noteholders named therein (previously filed as 10.7 to our Annual Report on Form 10-K filed on March 31, 2003, and incorporated herein by reference)
10.6
Exchange Agreement, dated as of March 6, 2003, between Cogent Communications Group, Inc., Allied Riser Communications Corporation and the several noteholders named therein (previously filed as 10.8 to our Annual Report on Form 10-K filed on March 31, 2003, and incorporated herein by reference)
10.7
Closing Date Agreement, dated as of March 6, 2003, between Cogent Communications Group, Inc., Allied Riser Communications Corporation and the several noteholders named therein (previously filed as 10.17 to our Annual Report on Form 10-K filed on March 31, 2003, and incorporated herein by reference)
10.8
General Release, dated as of March 6, 2003, Cogent Communications Group, Inc., Allied Riser Communications Corporation and the several noteholders named therein (previously filed as 10.18 to our Annual Report on Form 10-K filed on March 31, 2003, and incorporated herein by reference)
10.9
Fiber Optic Network Leased Fiber Agreement, dated February 7, 2000, by and between Cogent Communications, Inc. and Metromedia Fiber Network Services, Inc., as amended July 19, 2001 (previously filed as Exhibit 10.1 to our Registration Statement on Form S-4, Commission File No. 333-71684, filed October 16, 2001, and incorporated herein by reference)†
10.10
Dark Fiber IRU Agreement, dated April 14, 2000, between Williams Communications, Inc. and Cogent Communications, Inc., as amended June 27, 2000, December 11, 2000, January 26, 2001, and February 21, 2001 (previously filed as Exhibit 10.2 to our Registration Statement on Form S-4, Commission File No. 333-71684, filed October 16, 2001, and incorporated herein by reference)†
10.11
David Schaeffer Employment Agreement with Cogent Communications Group, Inc., dated February 7, 2000 (previously filed as Exhibit 10.6 to our Registration Statement on Form S-4, Commission File No. 333-71684, filed October 16, 2001, and incorporated herein by reference)
10.12
Form of Restricted Stock Agreement relating to Series H Participating Convertible Preferred Stock (previously filed as Exhibit 10.2 to our Registration Statement on Form S-8, Commission File No. 333-108702, filed September 11, 2003, and incorporated herein by reference)
10.13
Cogent Communications Group, Inc. Lease for Headquarters Space by and between 6715 Kenilworth Avenue Partnership and Cogent Communications Group, Inc., dated September 1, 2000 (previously filed as Exhibit 10.10 to our Registration Statement on Form S-4, Commission File No. 333-71684, filed October 16, 2001, and incorporated herein by reference)

10.14
Cogent Communications Group, Inc. Renewal of Lease for Headquarters Space, by and between 6715 Kenilworth Avenue Partnership and Cogent Communications Group, Inc., dated March 1, 2003 (previously filed as Exhibit 10.11 to our Annual Report on Form 10-K, filed March 31, 2003, and incorporated herein by reference)
10.15
Cogent Communications Group, Inc. Renewal of Lease for Headquarters Space, by and between 6715 Kenilworth Avenue Partnership and Cogent Communications Group, Inc., dated August 5, 2003 (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed November 14, 2003, and incorporated herein by reference)
10.16
The Amended and Restated Cogent Communications Group, Inc. 2000 Equity Plan (previously filed as Exhibit 10.12 to our Registration Statement on Form S-4, Commission File No. 333-71684, filed October 16, 2001, and incorporated herein by reference)
10.17
2003 Incentive Award Plan of Cogent Communications Group, Inc. (previously filed as Exhibit 10.1 to our Registration Statement on Form S-8, Commission File No. 333-108702, filed September 11, 2003, and incorporated herein by reference)
10.18
Dark Fiber Lease Agreement dated November 21, 2001, by and between Cogent Communications, Inc. and Qwest Communications Corporation (previously filed as Exhibit 10.13 to our Registration Statement on Form S-4, as amended by a Form S-4/A (Amendment No. 2), Commission File No. 333-71684, filed December 7, 2001, and incorporated herein by reference)†
10.19
H. Helen Lee Employment Agreement with Cogent Communications Group, Inc., dated October 11, 2000 (previously filed as Exhibit 10.19 to our Annual Report on Form 10-K, filed March 31, 2003, and incorporated herein by reference)
10.20
Robert N. Beury, Jr. Employment Agreement with Cogent Communications Group, Inc., dated June 15, 2000 (previously filed as Exhibit 10.20 to our Annual Report on Form 10-K, filed March 31, 2003, and incorporated herein by reference)
10.21
Mark Schleifer Employment Agreement with Cogent Communications Group, Inc., dated September 18, 2000 (previously filed as Exhibit 10.21 to our Annual Report on Form 10-K, filed March 31, 2003, and incorporated herein by reference)
21.1	Subsidiaries (filed herewith)
23.1	N/A*
23.2	Consent of Ernst & Young LLP (filed herewith)
31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer (filed herewith)
32.2	Certification of Chief Financial Officer (filed herewith)

†
Confidential treatment requested and obtained as to certain portions. Portions have been omitted pursuant to this request where indicated by an asterisk.

*
In reliance on Rule 437a under the Securities Act, we have not filed a consent of Arthur Andersen to the inclusion in this annual report of their reports regarding the financial statements of Cogent Communications Group, Inc. and Allied Riser Communication Corporation.

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

Schedule I

Cogent Communications Group, Inc.
Condensed Financial Information of Registrant
(Parent Company Only)
Condensed Balance Sheet
As of December 31, 2002 and December 31, 2003
(in thousands, except share data)

	2002	2003
ASSETS
Current Assets:
Due from Cogent Communications, Inc.	$17	$17

Total current assets	17	17
Other Assets:
Due from Cogent Communications, Inc.	—	60,286
Investment in Allied Riser, Inc.	20,746	20,746
Investment in Cogent Communications, Inc.	178,147	178,147

Total assets	$198,910	$259,196

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Due to Cogent Communications, Inc.	$2,239	$2,239

Total liabilities	2,239	2,239

Stockholders Equity:
Convertible preferred stock, Series A, $0.001 par value: 26,000,000 shares authorized, issued and outstanding; none at December 31, 2003	25,892	—
Convertible preferred stock, Series B, $0.001 par value: 20,000,000 shares authorized, 19,370,223 shares issued and outstanding; none at December 31, 2003	88,009	—
Convertible preferred stock, Series C, $0.001 par value: 52,137,643 shares authorized, 49,773,402 shares issued and outstanding; none at December 31, 2003	61,345	—
Convertible preferred stock, Series F, $0.001 par value; none and 11,000 shares authorized issued and outstanding at December 31, 2003; liquidation preference of $11,000	—	10,904
Convertible preferred stock, Series G, $0.001 par value; none and 41,030 shares authorized issued and outstanding at December 31, 2003; liquidation preference of $123,000	—	40,787
Convertible preferred stock, Series H, $0.001 par value; none and 54,001 shares authorized, 53,372 shares issued and outstanding at December 31, 2003; liquidation preference of $9,110	—	45,990
Common stock, $0.001 par value, 21,100,000 and 395,000,000 shares authorized, respectively; 3,483,838 and 13,071,340 shares issued and outstanding, respectively	4	14
Treasury stock, none and 1,229,235 shares at December 31, 2003	—	(90)
Additional paid in capital	49,199	232,461
Deferred compensation	(6,024)	(32,680)
Stock purchase warrants	764	764
Accumulated deficit	(22,518)	(41,193)

Total stockholders' equity	196,671	256,957

Total liabilities & stockholders equity	$198,910	$259,196

The accompanying notes are an integral part of these balance sheets

Schedule I continued

Cogent Communications Group, Inc.
Condensed Financial Information of Registrant
(Parent Company Only)
Condensed Statement of Operations
For the Years Ended December 31, 2002 and 2003
(in thousands)

	2002	2003
Operating expenses:
Selling, general and administrative	$48	$—
Amortization of deferred compensation	3,331	18,675

Total operating expenses	3,379	18,675

Operating loss	(3,379)	(18,675)

Loss before extraordinary item	(3,379)	(18,675)
Extraordinary gain — Allied Riser merger	8,443	—

Beneficial conversion charge related to preferred stock	—	(52,000)

Net (loss) income applicable to common stock	$5,064	$(70,675)

The accompanying notes are an integral part of these statements

Schedule I continued

Cogent Communications Group, Inc.
Condensed Financial Information of Registrant
(Parent Company Only)
Condensed Statement of Cash Flows
For the Years Ended December 31, 2002 and 2003
(in thousands)

	2002	2003
Cash flows from operating activities:
Net income (loss)	$5,064	$(18,675)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Extraordinary gain — Allied Riser merger	(8,443)	—
Amortization of deferred compensation	3,331	18,675
Changes in Assets and Liabilities:
Prepaid and other	30	—
Due from Cogent Communications, Inc.	18	—

Net cash used in operating activities	—	—

Net increase (decrease) in cash and cash equivalents	—	—
Cash and cash equivalents — beginning of period	—	—

Cash and cash equivalents — end of period	$—	$—

Supplemental cash flow disclosures:
Non-cash financing & investing activities:
Professional fees paid by Cogent Communications, Inc. on behalf of the Parent	$1,353	$—
Investment in Allied Riser	$20,746	$—
Investment in Cogent Communications, Inc.	$—	$60,286

Exchange Agreement with Cisco Capital (See Note 1 to Consolidated Financial Statements)

Conversion of preferred stock under Purchase Agreement (See Note 1 to Consolidated Financial Statements)

The accompanying notes are an integral part of these statements

COGENT COMMUNICATIONS GROUP, INC.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(Parent Company Only)
AS OF DECEMBER 31, 2002 AND DECEMBER 31, 2003

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

Note B: Troubled Debt Restructuring and Sale of Preferred Stock

        Prior to July 31, 2003, Cogent was party to a $409 million credit facility with Cisco Systems Capital Corporation ("Cisco Capital"). The Cisco credit facility required compliance with certain financial and operational covenants. Cogent violated a financial debt covenant for the fourth quarter of 2002. Accordingly, Cogent was in default and Cisco Capital was able to accelerate the loan payments and make the outstanding balance immediately due and payable.

        On June 12, 2003, the Board of Directors approved a transaction with Cisco Systems, Inc. ("Cisco") and Cisco Capital that restructured Cogent's indebtedness to Cisco Capital and approved an offer to sell a new series of preferred stock to certain of the Company's existing stockholders. The sale of the new series of preferred stock was required to obtain the cash needed to complete the restructuring. On June 26, 2003, the Company's stockholders approved these transactions.

        In order to restructure the Cogent's credit facility the Company entered into an agreement (the "Exchange Agreement") with Cisco and Cisco Capital pursuant to which, among other things, Cisco and Cisco Capital agreed to cancel the principal amount of $262.8 million of Cogent's indebtedness plus $6.3 million of accrued interest and return warrants exercisable for the purchase of 0.8 million shares of Common Stock (the "Cisco Warrants") in exchange for a cash payment by the Company of $20 million, the issuance of 11,000 shares of the Company's Series F participating convertible preferred stock, and the issuance of an amended and restated promissory note (the "Amended and Restated Cisco Note") for an aggregate principal amount of $17.0 million. The Exchange Agreement provides that the entire debt to Cisco Capital is reinstated if Cisco Capital is forced to disgorge the payment received under the Exchange Agreement.

        In order to restructure Cogent's credit facility the Company also entered into an agreement (the "Purchase Agreement") with certain of the Company's existing preferred stockholders (the "Investors"), pursuant to which the Company agreed to issue and sell to the Investors in several sub-series, 41,030 shares of the Company's Series G participating convertible preferred stock for $41.0 million in cash.

        On July 31, 2003, the Company, Cogent, Cisco Capital, Cisco and the Investors closed the Exchange Agreement and the Purchase Agreement. The closing of these transactions resulted in the following:

        Under the Purchase Agreement:

  •
  The Company issued 41,030 shares of Series G preferred stock in several sub-series for gross cash proceeds of $41.0 million;

  •
  The Company's outstanding Series A, B, C, D and E participating convertible preferred stock ("Existing Preferred Stock") were converted into approximately 10.8 million shares of common stock.

        Under the Exchange Agreement:

  •
  Cogent paid Cisco Capital $20.0 million in cash and the Company issued to Cisco Capital 11,000 shares of Series F participating convertible preferred stock;

  •
  Cogent issued to Cisco Capital a $17.0 million promissory note payable;

  •
  Cogent's default under the Cisco credit facility was eliminated;

  •
  Cogent's amount outstanding under the Cisco credit facility including accrued interest was cancelled;

  •
  Cogent's service provider agreement with Cisco was amended;

  •
  Cogent's Cisco Warrants were cancelled.

        The conversion of the Company's existing preferred stock into a total of 10.8 million shares of $0.001 par value common stock is detailed below. The conversion resulted in the elimination of the book values of these series of preferred stock and a corresponding increase to common stock of $10,000 and an increase to additional paid in capital of $183.7 million.

Existing Preferred	Shares outstanding	Conversion Ratio	Common Conversion
Series A	26,000,000	0.10000	2,600,000
Series B	19,362,531	0.12979	2,513,127
Series C	49,773,402	0.10000	4,977,340
Series D	3,426,293	0.10000	342,629
Series E	3,426,293	0.10000	342,629

TOTAL	101,988,519		10,775,725

  Beneficial conversion charge

        A beneficial conversion charge of $52.0 million was recorded on July 31, 2003 since the conversion prices on the Series F and Series G convertible preferred stock at issuance were less than the trading price of the Company's common stock on that date.

        Please see the attached Notes to Consolidated Financial Statements for additional information related to this transaction.

Note C: Allied Riser convertible subordinated notes

        On September 28, 2000, Allied Riser, one of the Company's wholly owned subsidiaries, completed the issuance and sale in a private placement of an aggregate of $150.0 million in principal amount of its 7.50% convertible subordinated notes due September 15, 2007 (the "Notes"). At the closing of the merger between Allied Riser and the Company, approximately $117.0 million of the Notes were outstanding. The Notes were convertible at the option of the holders into shares of Allied Riser's common stock at an initial conversion price of approximately 65.06 shares of Allied Riser common stock per $1,000 principal amount. The conversion ratio is adjusted upon the occurrence of certain events. The conversion rate was adjusted to approximately 2.09 shares of the Company's common stock per $1,000 principal amount in connection with the merger. Interest is payable by Allied Riser semiannually on June 15 and December 15, and is payable, at the election of Allied Riser, in either cash or registered shares of the Company's common stock. The Notes are redeemable at Allied Riser's option at any time on or after the third business day after June 15, 2004, at specified redemption prices plus accrued interest.

        In January 2003, the Company, Allied Riser and the holders of approximately $106.7 million in face value of the Allied Riser notes entered into an exchange agreement and a settlement agreement. Pursuant to the exchange agreement, these note holders surrendered their notes, including accrued and unpaid interest, in exchange for a cash payment by Allied Riser of approximately $5.0 million, 3.4 million shares of the Company's Series D preferred stock and 3.4 million shares of the Company's Series E preferred stock. This preferred stock, at issuance, was convertible into approximately 4.2% of the Company's then outstanding fully diluted common stock. Pursuant to the settlement agreement, these note holders dismissed their litigation against Allied Riser with prejudice in exchange for a cash payment by Allied Riser of approximately $4.9 million. These transactions closed in March 2003 when the agreed amounts were paid by Allied Riser and the Company issued the Series D and Series E preferred shares. The settlement and exchange transactions together eliminated Allied Riser's $106.7 million principal payment obligation due in June 2007, interest accrued since the December 15, 2002 interest payment, all future interest payment obligations on these notes and settled the note holder litigation.

        As of December 31, 2002, Allied Riser had accrued the amount payable under the settlement agreement, net of a recovery of $1.5 million under its insurance policy. This resulted in a net expense of $3.5 million recorded by Allied Riser in 2002. The $4.9 million payment required under the settlement agreement was paid by Allied Riser in March 2003. Allied Riser received the $1.5 million insurance recovery in April 2003. The exchange agreement resulted in a gain recorded by Allied Riser of approximately $24.8 million recorded in March 2003. The gain resulted from the difference between the $36.5 million net book value of the notes ($106.7 face value less the related discount of $70.2 million) and $2.0 million of accrued interest and the consideration which included $5.0 million in cash and the $8.5 million estimated fair market value for the Company's Series D and Series E preferred stock less approximately $0.2 million of transaction costs.

        The terms of Allied Riser's remaining $10.2 million of subordinated convertible notes were not impacted by these transactions and they continue to be due on June 15, 2007. These notes were recorded by Allied Riser at their fair value of approximately $2.9 million at the merger date. The discount is accreted to interest expense by Allied Riser through the maturity date.

        Please see the attached Notes to Consolidated Financial Statements for additional information related to this transaction.

Schedule II

COGENT COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Costs and Expenses(a)	Acquisitions	Deductions	Balance at End of Period
Allowance for doubtful accounts (deducted from accounts receivable, in thousands)
Year ended December 31, 2001	$—	$263	$945	$1,096	$112
Year ended December 31, 2002	$112	$3,887	$2,863	$4,839	$2,023
Year ended December 31, 2003	$2,023	$5,165	$125	$4,445	$2,868

(a)
Bad debt expense, net of recoveries, was approximately $3.2 million for the year ended December 31, 2002 and $3.9 million for the year ended December 31, 2003.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COGENT COMMUNICATIONS GROUP, INC.
Dated: March 30, 2004	By:	/s/ DAVID SCHAEFFER Name: David Schaeffer Title: Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID SCHAEFFER David Schaeffer	Chairman, President and CEO, and Director	March 30, 2004
/s/ H. HELEN LEE H. Helen Lee	CFO and Director	March 30, 2004
/s/ THADDEUS G. WEED Thaddeus G. Weed	Vice President, Controller	March 30, 2004
/s/ EDWARD GLASSMEYER Edward Glassmeyer	Director	March 30, 2004
/s/ EREL MARGALIT Erel Margalit	Director	March 30, 2004
/s/ TIMOTHY WEINGARTEN Timothy Weingarten	Director	March 30, 2004
/s/ STEVEN BROOKS Steven Brooks	Director	March 30, 2004
/s/ MICHAEL CARUS Michael Carus	Director	March 30, 2004

Exhibit Index

Exhibit	Description
2.1	Agreement and Plan of Merger, dated as of August 28, 2001, by and among Cogent, Allied Riser and the merger subsidiary (previously filed as Appendix A to our Registration Statement on Form S-4, Commission File No. 333-71684, filed October 16, 2001, and incorporated herein by reference)
2.2	Amendment No. 1 to the Agreement and Plan of Merger, dated as of October 13, 2001, by and among Cogent, Allied Riser and the merger subsidiary (previously filed as Appendix B to our Registration Statement on Form S-4, Commission File No. 333-71684, filed October 16, 2001, and incorporated herein by reference)
2.3	Asset Purchase Agreement, dated September 6, 2001, among Cogent Communications, Inc., NetRail, Inc., NetRail Collocation Co., and NetRail Leasing Co. (previously filed as Exhibit 2.3 to our Registration Statement on Form S-4, as amended by a Form S-4/A (Amendment No. 1), Commission File No. 333-71684, filed November 21, 2001, and incorporated herein by reference)
2.4	Asset Purchase Agreement, dated February 26, 2002, by and among Cogent Communications Group, Inc., PSINet, Inc. et al. (previously filed as Exhibit 2.1 to our Current Report on Form 8-K, dated February 26, 2002, and incorporated herein by reference)
2.5	Agreement and Plan of Merger, dated as of January 2, 2004, among Cogent Communications Group, Inc., Lux Merger Sub, Inc. and Symposium Gamma, Inc., filed as Exhibit 2.1 to our Periodic Report on Form 8-K, filed on January 8, 2004, and incorporated herein by reference.
2.6	Agreement and Plan of Merger, dated as of March 30, 2004, among Cogent Communications Group, Inc., DE Merger Sub, Inc. and Symposium Omega, Inc. (filed herewith)
3.1	Fourth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003, File No. 001-31227)
3.2	Certificate of Designations relating to the Company's Series F Participating Convertible Preferred Stock, par value $.001 per share (incorporated by reference to Exhibit 3.21 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003, File No. 001-31227)
3.3	Certificate of Designations relating to the Company's Series G-1 though G-18 Participating Convertible Preferred Stock, par value $.001 per share (incorporated by reference to Exhibits 3.3 through 3.20 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003, File No. 001-31227)
3.4	Certificate of Designations relating to the Company's Series H Participating Convertible Preferred Stock, par value $.001 per share (incorporated by reference to Exhibit 3.21 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003, File No. 001-31227)
3.5	Certificate of Designations relating to the Company's Series I Participating Convertible Preferred Stock, par value $.001 per share (filed herewith)
3.6	Amended Bylaws of Cogent Communications Group, Inc., (filed herewith)
3.7	Corrected Certificate of Designations relating to the Company's Series J Participating Convertible Preferred Stock, par value $.001 per share (filed herewith)
4.1	First Supplemental Indenture, among Allied Riser Communications Corporation, as issuer, Cogent Communications Group, Inc., as co-obligor, and Wilmington Trust Company, as trustee. (previously filed as Exhibit 4.4 to our Registration Statement on Form S-4, as amended by a Form POS AM (Post-Effective Amendment No. 2), Commission File No. 333-71684, filed February 4, 2002)

4.2	Indenture, dated as of July 28, 2000 by and between Allied Riser Communications Corporation and Wilmington Trust Company, as trustee, relating to Allied Riser's 7.50% Convertible Subordinated Notes due 2007. (previously filed as Exhibit 4.5 to our Registration Statement on Form S-4, as amended by a Form POS AM (Post-Effective Amendment No. 1), Commission File No. 333-71684, filed January 25, 2002)
10.1	Third Amended and Restated Stockholders Agreement of Cogent Communications Group, Inc., dated as of March 30, 2004 (filed herewith)
10.2	Fourth Amended and Restated Registration Rights Agreement of Cogent Communications Group, Inc., dated March 30, 2004 (filed herewith)
10.3	Exchange Agreement, dated as of June 26, 2003, by and among Cogent Communications Group, Inc., Cogent Communications, Inc., Cogent Internet, Inc., Cisco Systems, Inc. and Cisco Systems Capital Corporation, (previously filed as 10.3 to our Report on Form 8-K filed on August 7, 2003, and incorporated herein by reference) Participating Convertible Preferred Stock Purchase Agreement, dated as of June 26, 2003, by and among Cogent Communications Group, Inc. and each of the several Investors signatory thereto (previously filed as 10.3 to our Report on Form 8-K filed on August 7, 2003, and incorporated herein by reference)
10.4	Third Amended and Restated Credit Agreement, dated as of July 31, 2003, by and among Cogent Communications, Inc., Cogent Internet, Inc., Cisco Systems Capital Corporation, and the other Lenders party thereto (incorporated by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003, File No. 001-31227).
10.5	Settlement Agreement, dated as of March 6, 2003, between Cogent Communications Group, Inc., Allied Riser Communications Corporation and the several noteholders named therein (previously filed as 10.7 to our Annual Report on Form 10-K filed on March 31, 2003, and incorporated herein by reference)
10.6	Exchange Agreement, dated as of March 6, 2003, between Cogent Communications Group, Inc., Allied Riser Communications Corporation and the several noteholders named therein (previously filed as 10.8 to our Annual Report on Form 10-K filed on March 31, 2003, and incorporated herein by reference)
10.7	Closing Date Agreement, dated as of March 6, 2003, between Cogent Communications Group, Inc., Allied Riser Communications Corporation and the several noteholders named therein (previously filed as 10.17 to our Annual Report on Form 10-K filed on March 31, 2003, and incorporated herein by reference)
10.8	General Release, dated as of March 6, 2003, Cogent Communications Group, Inc., Allied Riser Communications Corporation and the several noteholders named therein (previously filed as 10.18 to our Annual Report on Form 10-K filed on March 31, 2003, and incorporated herein by reference)
10.9	Fiber Optic Network Leased Fiber Agreement, dated February 7, 2000, by and between Cogent Communications, Inc. and Metromedia Fiber Network Services, Inc., as amended July 19, 2001 (previously filed as Exhibit 10.1 to our Registration Statement on Form S-4, Commission File No. 333-71684, filed October 16, 2001, and incorporated herein by reference)†
10.10	Dark Fiber IRU Agreement, dated April 14, 2000, between Williams Communications, Inc. and Cogent Communications, Inc., as amended June 27, 2000, December 11, 2000, January 26, 2001, and February 21, 2001 (previously filed as Exhibit 10.2 to our Registration Statement on Form S-4, Commission File No. 333-71684, filed October 16, 2001, and incorporated herein by reference)†
10.11	David Schaeffer Employment Agreement with Cogent Communications Group, Inc., dated February 7, 2000 (previously filed as Exhibit 10.6 to our Registration Statement on Form S-4, Commission File No. 333-71684, filed October 16, 2001, and incorporated herein by reference)

10.12	Form of Restricted Stock Agreement relating to Series H Participating Convertible Preferred Stock (previously filed as Exhibit 10.2 to our Registration Statement on Form S-8, Commission File No. 333-108702, filed September 11, 2003, and incorporated herein by reference)
10.13	Cogent Communications Group, Inc. Lease for Headquarters Space by and between 6715 Kenilworth Avenue Partnership and Cogent Communications Group, Inc., dated September 1, 2000 (previously filed as Exhibit 10.10 to our Registration Statement on Form S-4, Commission File No. 333-71684, filed October 16, 2001, and incorporated herein by reference)
10.14	Cogent Communications Group, Inc. Renewal of Lease for Headquarters Space, by and between 6715 Kenilworth Avenue Partnership and Cogent Communications Group, Inc., dated March 1, 2003 (previously filed as Exhibit 10.11 to our Annual Report on Form 10-K, filed March 31, 2003, and incorporated herein by reference)
10.15	Cogent Communications Group, Inc. Renewal of Lease for Headquarters Space, by and between 6715 Kenilworth Avenue Partnership and Cogent Communications Group, Inc., dated August 5, 2003 (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed November 14, 2003, and incorporated herein by reference)
10.16	The Amended and Restated Cogent Communications Group, Inc. 2000 Equity Plan (previously filed as Exhibit 10.12 to our Registration Statement on Form S-4, Commission File No. 333-71684, filed October 16, 2001, and incorporated herein by reference)
10.17	2003 Incentive Award Plan of Cogent Communications Group, Inc. (previously filed as Exhibit 10.1 to our Registration Statement on Form S-8, Commission File No. 333-108702, filed September 11, 2003, and incorporated herein by reference)
10.18	Dark Fiber Lease Agreement dated November 21, 2001, by and between Cogent Communications, Inc. and Qwest Communications Corporation (previously filed as Exhibit 10.13 to our Registration Statement on Form S-4, as amended by a Form S-4/A (Amendment No. 2), Commission File No. 333-71684, filed December 7, 2001, and incorporated herein by reference)†
10.19	H. Helen Lee Employment Agreement with Cogent Communications Group, Inc., dated October 11, 2000 (previously filed as Exhibit 10.19 to our Annual Report on Form 10-K, filed March 31, 2003, and incorporated herein by reference)
10.20	Robert N. Beury, Jr. Employment Agreement with Cogent Communications Group, Inc., dated June 15, 2000 (previously filed as Exhibit 10.20 to our Annual Report on Form 10-K, filed March 31, 2003, and incorporated herein by reference)
10.21	Mark Schleifer Employment Agreement with Cogent Communications Group, Inc., dated September 18, 2000 (previously filed as Exhibit 10.21 to our Annual Report on Form 10-K, filed March 31, 2003, and incorporated herein by reference)
21.1	Subsidiaries (filed herewith)
23.1	N/A*
23.2	Consent of Ernst & Young LLP (filed herewith)
31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer (filed herewith)
32.2	Certification of Chief Financial Officer (filed herewith)

†
Confidential treatment requested and obtained as to certain portions. Portions have been omitted pursuant to this request where indicated by an asterisk.

*
In reliance on Rule 437a under the Securities Act, we have not filed a consent of Arthur Andersen to the inclusion in this annual report of their reports regarding the financial statements of Cogent Communications Group, Inc. and Allied Riser Communication Corporation.

QuickLinks

COGENT COMMUNICATIONS GROUP, INC. FORM 10-K ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2003 TABLE OF CONTENTS
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
PART I
  ITEM 1. BUSINESS
  ITEM 2. DESCRIPTION OF PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
PART II
  ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Auditors
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2002 AND 2003 (IN THOUSANDS, EXCEPT SHARE DATA)
COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2001, DECEMBER 31, 2002 AND DECEMBER 31, 2003 (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2001, DECEMBER 31, 2002 AND DECEMBER 31, 2003 (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2001, DECEMBER 31, 2002 AND DECEMBER 31, 2003 (IN THOUSANDS)
COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2001, 2002, and 2003
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
  Schedule I
Cogent Communications Group, Inc. Condensed Financial Information of Registrant (Parent Company Only) Condensed Balance Sheet As of December 31, 2002 and December 31, 2003 (in thousands, except share data)
Cogent Communications Group, Inc. Condensed Financial Information of Registrant (Parent Company Only) Condensed Statement of Operations For the Years Ended December 31, 2002 and 2003 (in thousands)
Cogent Communications Group, Inc. Condensed Financial Information of Registrant (Parent Company Only) Condensed Statement of Cash Flows For the Years Ended December 31, 2002 and 2003 (in thousands)
COGENT COMMUNICATIONS GROUP, INC. CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Parent Company Only) AS OF DECEMBER 31, 2002 AND DECEMBER 31, 2003
  Schedule II
COGENT COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES VALUATION AND QUALIFYING ACCOUNTS
SIGNATURES
Exhibit Index