Form 10-Q
period 2004-03-31
COGENT COMMUNICATIONS GROUP INC
filed 2004-05-17
CIK 1158324

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2004
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

  Common Stock, $.001 par value 14,147,464 Shares Outstanding as of May 10, 2004

INDEX

PART I FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets of Cogent Communications Group, Inc., and Subsidiaries as of December 31, 2003 and March 31, 2004
Condensed Consolidated Statements of Operations of Cogent Communications Group, Inc., and Subsidiaries for the Three Months Ended March 31, 2003 and March 31, 2004
Condensed Consolidated Statements of Cash Flows of Cogent Communications Group, Inc., and Subsidiaries for the Three Months Ended March 31, 2003 and March 31, 2004
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
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2003 AND MARCH 31, 2004
(IN THOUSANDS, EXCEPT SHARE DATA)

	December 31, 2003	March 31, 2004
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,875	$23,434
Short term investments ($753 and $664 restricted, respectively)	4,115	664
Accounts receivable, net of allowance for doubtful accounts of $2,023 and $4,114, respectively	5,066	7,582
Accounts receivable — related party	—	580
Prepaid expenses and other current assets	905	6,752

Total current assets	17,961	39,012
Property and equipment:
Property and equipment	400,097	455,380
Accumulated depreciation and amortization	(85,691)	(98,322)

Total property and equipment, net	314,406	357,058
Intangible assets:
Intangible assets	26,780	27,780
Accumulated amortization	(18,671)	(21,419)

Total intangible assets, net	8,109	6,361
Other assets ($1,608 and $1,408 restricted, respectively)	3,964	5,058

Total assets	$344,440	$407,489

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$7,296	$16,213
Accounts payable—related party	—	1,085
Accrued liabilities	7,885	11,352
Current maturities, capital lease obligations	3,646	6,452

Total current liabilities	18,827	35,102
Amended and Restated Cisco Note	17,842	17,842
Convertible subordinated notes, net of discount of $6,084 and $5,853	4,107	4,338
Capital lease obligations, net of current	58,107	103,114
Other long-term liabilities	803	1,634

Total liabilities	99,686	162,030

Commitments and contingencies:
Stockholders' equity:
Convertible preferred stock, Series F, $0.001 par value; 11,000 shares authorized, issued, and outstanding; liquidation preference of $29,100	10,904	10,904
Convertible preferred stock, Series G, $0.001 par value; 41,030 shares authorized, issued and outstanding; liquidation preference of $123,090	40,787	40,787
Convertible preferred stock, Series H, $0.001 par value; 54,001 shares authorized; 53,372 and 52,023 shares issued and outstanding, respectively; liquidation preference of $8,777	45,990	46,117
Convertible preferred stock, Series I, $0.001 par value; 2,575 shares authorized, issued and outstanding at March 31, 2004; liquidation preference of $7,725	—	2,545
Convertible preferred stock, Series J, $0.001 par value; 3,891 shares authorized, issued and outstanding at March 31, 2004; liquidation preference of $58,365	—	19,421
Common stock, $0.001 par value; 395,000,000 shares authorized; 13,071,340 and 13,995,164 shares outstanding, respectively	14	14
Additional paid-in capital	232,461	232,461
Deferred compensation	(32,680)	(29,775)
Stock purchase warrants	764	764
Treasury stock, 1,229,235 shares	(90)	(90)
Accumulated other comprehensive income	628	505
Accumulated deficit	(54,024)	(78,194)

Total stockholders' equity	244,754	245,459

Total liabilities and stockholders' equity	$344,440	$407,489

The accompanying notes are an integral part of these condensed consolidated statements.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND MARCH 31, 2004
(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2004
	(Unaudited)	(Unaudited)
Net service revenue	$14,233	$20,945
Operating expenses:
Network operations (including $57 and $212 of amortization of deferred compensation, respectively, exclusive of amounts shown separately)	10,739	15,947
Selling, general, and administrative (including $761 and $2,820 of amortization of deferred compensation, and $588 and $828 of allowance for doubtful accounts, respectively)	7,163	12,401
Depreciation and amortization	11,211	14,536

Total operating expenses	29,113	42,884

Operating loss	(14,880)	(21,939)
Gain—Allied Riser note exchange	24,802	—
Interest income and other	398	1,012
Interest expense	(8,406)	(3,243)

Net income (loss)	$1,914	$(24,170)

Beneficial conversion charge	—	(22,028)

Net income (loss) applicable to common stock	$1,914	$(46,198)

Net income (loss) per common share:
Basic net income (loss) per common share	$0.55	$(1.80)

Beneficial conversion charge	—	(1.64)

Basic net income (loss) per common share applicable to common stock	$0.55	$(3.44)

Diluted net income (loss) per common share	$0.14	$(1.80)

Beneficial conversion charge	—	(1.64)

Diluted net income (loss) per common share applicable to common stock	$0.14	$(3.44)

Weighted-average common shares—basic	3,483,838	13,449,142

Weighted-average common shares—diluted	13,845,149	13,449,142

The accompanying notes are an integral part of these condensed consolidated statements.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND MARCH 31, 2004
(IN THOUSANDS)

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2004
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$1,914	$(24,170)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain—Allied Riser note exchange	(24,802)	—
Gain—sale of warrant	—	(858)
Depreciation and amortization, including debt costs	11,794	14,536
Amortization of debt discount—convertible notes	1,262	231
Amortization of deferred compensation	818	3,032
Loss on equipment sale	—	108
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	232	4,136
Accounts receivable—related party	—	(596)
Prepaid expenses and other current assets	(2,665)	(325)
Other assets	31	382
Accounts payable—related party	—	1,112
Accounts payable, accrued and other liabilities	(3,555)	(9,170)

Net cash used in operating activities	(14,971)	(11,582)

Cash flows from investing activities:
Purchases of property and equipment	(13,082)	(1,833)
(Purchases) sales of short term investments	(883)	3,451
Cash acquired—Firstmark acquisition	—	2,163
Cash acquired—Gamma acquisition	—	2,545
Cash acquired—Omega acquisition	—	19,421
Proceeds from sale of equipment	—	281
Proceeds from sale of warrant	—	3,467

Net cash (used in) provided by investing activities	(13,965)	29,495

Cash flows from financing activities:
Borrowings under Cisco credit facility	7,902	—
Repayment of advances from LNG Holdings—related party	—	(1,248)
Exchange agreement payment—Allied Riser notes	(4,998)	—
Repayments of capital lease obligations	(763)	(969)

Net cash provided by (used in) financing activities	2,141	(2,217)

Effect of exchange rate changes on cash	220	(137)
Net (decrease) increase in cash and cash equivalents	(26,575)	15,559
Cash and cash equivalents, beginning of period	39,314	7,875

Cash and cash equivalents, end of period	$12,739	$23,434

Supplemental disclosures of cash flow information:
Non-cash financing activities—
Capital lease obligations incurred	$7,316	$118

Borrowing under credit facility for payment of loan costs and interest	$4,502

Issuance of Series I preferred stock for Gamma common stock		$2,575

Issuance of Series J preferred stock for Omega common stock		19,454

Symposium Gamma Merger—Firstmark acquisition
Fair value of assets acquired		$155,468
Negative goodwill		(76,636)
Less: valuation of Series I preferred stock issued		(2,575)

Fair value of liabilities assumed		$76,257

The accompanying notes are an integral part of these condensed consolidated statements.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003, and 2004
(unaudited)

1.     Description of business

        Cogent Communications, Inc. ("Cogent") was formed on August 9, 1999, as a Delaware corporation and is located in Washington, DC. Cogent is a facilities-based Internet Services Provider ("ISP"), providing primarily Internet access to businesses located throughout North America and in Western Europe. In 2001, Cogent formed Cogent Communications Group, Inc., (the "Company"), a Delaware corporation. Effective on March 14, 2001, Cogent's stockholders exchanged all of their outstanding common and preferred shares for an equal number of shares of the Company, and Cogent became a wholly owned subsidiary of the Company.

        The Company's high-speed Internet access service is delivered to its customers over a fiber-optic network that extends to the customer premises in over 900 buildings. The Company's network is designed for Internet Protocol data traffic. The Company also operates a more traditional Internet service provider business, with lower speed connections provided by leased circuits obtained from telecommunications carriers (primarily local telephone companies). The Company utilizes leased circuits (primarily T1 lines) to reach these customers. The Company provides high-speed Internet access to businesses, universities, operators of Internet web sites, and other Internet service providers in North America and Europe.

Merger with Symposium Omega

        On March 30, 2004 Symposium Omega, Inc., ("Omega") a Delaware corporation and related party, merged with a subsidiary of the Company (Notes 8 and 11). Prior to the merger, Omega had raised approximately $19.5 million in cash and obtained the rights to acquire a German fiber optic network. The German fiber optic network had no customers, employees or associated revenues. The Company issued 3,891 shares of Series J convertible preferred stock to the shareholders of Omega in exchange for all of the outstanding common stock of Omega. This Series J convertible preferred stock will become convertible into approximately 120.6 million shares of the Company's common stock. The German network includes a pair of single mode fibers under a fifteen-year IRU, network equipment, and the co-location rights to facilities in approximately thirty-five points of presence in Germany. The agreement will require a one-time payment of approximately 2.3 million euros and includes monthly service fees of approximately 85,000 euros for co location and maintenance for the pair of single mode fibers. It is anticipated that the 2.3 million euro payment will be made in May 2004. The Company is integrating this German network into its existing European networks and will introduce its point-to-point transport services, transit services and its North American product set in Germany.

Merger with Symposium Gamma, Inc. and Acquisition of Firstmark Communications Participations S.à r.l. and Subsidiaries ("Firstmark")

        In January 2004, a subsidiary of the Company merged with Symposium Gamma, Inc. ("Gamma"), a Delaware corporation and related party (Notes 8 and 11). This acquisition expanded the Company's network into Western Europe. Under the merger agreement all of the issued and outstanding shares of Gamma common stock were converted into 2,575 shares of the Company's Series I convertible participating preferred stock. The Company is supporting Firstmark's products provided primarily by Firstmark's subsidiaries in France (LambadaNet France, or LNF) and Spain (LambdaNet Spain, or LNS) including point-to-point transport and transit services in Western Europe. The Company is introducing its current North American product set in Western Europe.

Asset Purchase Agreement- Fiber Network Services, Inc.

        On February 28, 2003, the Company purchased certain assets of Fiber Network Solutions, Inc. ("FNSI") in exchange for the issuance of options for 120,000 shares of the Company's common stock valued at $52,000 and the Company's agreement to assume certain liabilities totaling $3.0 million. The acquired assets include FNSI's customer contracts and accounts receivable. Assumed liabilities include certain of FNSI's accounts payable, facilities leases, customer contractual commitments and note obligations.

Basis of presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited condensed consolidated financial statements reflect all normal recurring adjustments that the Company considers necessary for the fair presentation of its results of operations and cash flows for the interim periods covered, and of the financial position of the Company at the date of the interim condensed consolidated balance sheet. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. While the Company believes that the disclosures made are adequate to not make the information misleading, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes in the Company's Annual Report on Form 10-K.

        The accompanying unaudited consolidated financial statements include all wholly owned subsidiaries. All inter-company accounts and activity have been eliminated.

Business risk

        The Company operates in the rapidly evolving Internet services industry, which is subject to intense competition and rapid technological change, among other factors. The successful execution of the Company's business plan is dependent upon the Company's ability to increase the number of customers purchasing services in the buildings connected to and being served by its network ("on-net buildings"), its ability to increase its market share, the Company's ability to integrate acquired businesses and purchased assets, including its recent expansion into Western Europe, into its operations and realize planned synergies, access to capital, the availability of and access to intra-city dark fiber and multi-tenant office buildings, the availability and performance of the Company's network equipment, the extent to which acquired businesses and assets are able to meet the Company's expectations and projections, the Company's ability to retain and attract key employees, and the Company's ability to manage its growth, among other factors. Although management believes that the Company will successfully mitigate these risks, management cannot give assurances that it will be able to do so or that the Company will ever operate profitably.

International operations

        The Company began recognizing revenue from operations in Canada through its wholly owned subsidiary, ARC Canada effective with the closing of the Allied Riser merger on February 4, 2002. All revenue is reported in United States dollars. Revenue for ARC Canada for the three months ended March 31, 2003 and March 31, 2004 was approximately $2.0 million and $1.5 million, respectively. ARC Canada's total consolidated assets were approximately $11.8 million at December 31, 2003 and $11.7 million at March 31, 2004.

        The Company began recognizing revenue from operations in Europe through its wholly owned subsidiary, Symposium Omega, Inc. effective with the January 5, 2004 acquisition of Firstmark. All revenue is reported in United States dollars. Revenue for Firstmark for the three months ended March 31, 2004 was approximately $5.6 million. Firstmark's total consolidated assets were approximately $63.6 million at March 31, 2004.

Financial instruments

        The Company is party to letters of credit totaling $2.1 million as of March 31, 2004. Securing these letters of credit are restricted investments totaling $2.1 million that are included in short-term investments and other assets. No claims have been made against these financial instruments. Management does not expect any losses from the resolution of these financial instruments and is of the opinion that the fair value is zero since performance is not likely to be required.

        At December 31, 2003 and March 31, 2004, the carrying amount of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and accrued expenses approximated fair value because of the short maturity of these instruments. The Allied Riser convertible subordinated notes remaining after the note exchange discussed in Note 7, have a face value of $10.2 million. These notes were recorded at their fair value of approximately $2.9 million at the merger date when they were trading at $280 per $1,000. The discount is being accreted to interest expense through the maturity date.

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

        The Company establishes a valuation allowance for collection of doubtful accounts and other sales credit adjustments. Valuation allowances for sales credits are established through a charge to revenue, while valuation allowances for doubtful accounts are established through a charge to selling, general and administrative expenses. The Company assesses the adequacy of these reserves monthly by evaluating general factors, such as the length of time individual receivables are past due, historical collection experience, the economic and competitive environment, and changes in the credit worthiness of its customers. The Company believes that its established valuation allowances are adequate as of December 31, 2003 and March 31, 2004. If circumstances relating to specific customers change or economic conditions worsen such that the Company's past collection experience and assessment of the economic environment are no longer relevant, the Company's estimate of the recoverability of its accounts receivable could be further reduced. The expense to increase the allowance for doubtful accounts was approximately $0.8 million and $0.6 million for the three months ended March 31, 2004 and March 31, 2003, respectively.

        The Company invoices certain customers for amounts contractually due for unfulfilled minimum contractual obligations and recognizes a corresponding sales allowance equal to this revenue resulting in the recognition of zero net revenue at the time the customer is billed. The Company recognizes net revenue as these billings are collected in cash. The Company vigorously seeks payment of these amounts.

Foreign Currency

        The functional currency of ARC Canada is the Canadian dollar. The functional currency of Firstmark is the euro. The consolidated financial statements of ARC Canada, and Firstmark, are translated into U.S. dollars using the period-end rates of exchange for assets and liabilities and average rates of exchange for revenues and expenses. Gains and losses on translation of the accounts of the Company's non-U.S. operations are accumulated and reported as a component of other comprehensive income in stockholders' equity.

        Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting of Comprehensive Income" requires "comprehensive income" and the components of "other comprehensive income" to be reported in the financial statements and/or notes thereto (amounts in thousands).

	Three months ended March 31, 2003	Three months ended March 31, 2004
Net income (loss) applicable to common stock	$1,914	$(46,198)
Currency translation	220	(123)

Comprehensive income (loss)	$2,134	$(46,321)

Long-lived assets

        The Company's long-lived assets include property and equipment and identifiable intangible assets to be held and used. These long-lived assets are currently reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed pursuant to Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Pursuant to SFAS No. 144, impairment is determined by comparing the carrying value of these long-lived assets to management's probability weighted estimate of the future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. The cash flow projections used to make this assessment are consistent with the cash flow projections that management uses internally to assist in making key decisions. In the event an impairment exists, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset, which is generally determined by using quoted market prices or valuation techniques such as the discounted present value of expected future cash flows, appraisals, or other pricing models. Management believes that no such impairment existed in accordance with SFAS No. 144 as of December 31, 2003 or March 31, 2004. In the event there are changes in the planned use of the Company's long-term assets or the Company's expected future undiscounted cash flows are reduced significantly, the Company's assessment of its ability to recover the carrying value of these assets under SFAS No. 144 could change.

        Because management's best estimate of undiscounted cash flows generated from these assets exceeds their carrying value for each of the periods presented, no impairment pursuant to SFAS No. 144 exists. However, because of the significant difficulties confronting the telecommunications industry, management believes that the current fair value of its long-lived assets including our network assets and IRU's are significantly below the amounts the Company originally paid for them and may be less than their current depreciated cost basis.

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

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2004
Net income (loss), as reported	$1,914	$(24,170)
Add: stock-based employee compensation expense included in reported net loss, net of related tax effects	818	3,032
Deduct: stock-based employee compensation expense determined under fair value based method, net of related tax effects	(987)	(3,032)

Pro forma-net income (loss)	$1,745	$(24,170)

Net income (loss) per share as reported-basic	$0.55	$($1.80)

Pro forma net income (loss) per share-basic	$0.50	$($1.80)

Net income (loss) per share as reported- diluted	$0.14	$($1.80)

Pro forma net income (loss) per share-diluted	$0.13	$($1.80)

        The weighted-average per share grant date fair value of options granted was $13.86 for the three months ended March 31, 2003. The fair value of these options was estimated at the date of grant with the following weighted-average assumptions for March 31, 2003 -an average risk-free rate of 3.5 percent, a dividend yield of 0 percent, an expected life of 5.0 years and an expected volatility of 163 percent. There were no options granted in the three months ended March 31, 2004. The weighted- average per share grant date fair value of Series H convertible preferred shares granted to employees in the three months ended March 31, 2004 was $1,332.35 and was determined using the trading price of the Company's common stock on the date of grant. Each share of Series H convertible preferred stock converts into approximately 769 shares of common stock. Stock-based employee compensation for the three months ended March 31, 2004 was equal to the amount that would have been recorded under the fair value method since the Series H preferred shares were valued using the trading price of the Company's common stock on the grant date and there were no stock options that vested during the period.

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

        For the three months ended March 31, 2004 the following securities were not included in the computation of earnings per share as they are anti-dilutive: preferred stock convertible into 500.3 million shares of common stock, options to purchase 0.1 million shares of common stock at a weighted-average exercise price of $0.45 per share, warrants for 0.1 million shares of common stock at a weighted average exercise price of $5.47 per share and approximately 21,000 shares of common stock issuable on the conversion of the Allied Riser convertible subordinated notes. For the three months ended March 31, 2003, 0.2 million shares of common stock issuable on the conversion of the Allied Riser convertible subordinated notes were not included in the computation of earnings per share as they are anti-dilutive.

        The following details the determination of the diluted weighted average shares for the three months ended March 31, 2003.

Three Months Ended March 31, 2003
Weighted average common shares outstanding—basic	3,483,838
Dilutive effect of stock options	26,980
Dilutive effect of preferred stock	10,280,816
Dilutive effect of warrants	53,515

Weighted average shares—diluted	13,845,149

        There is no effect on net income for the three months ended March 31, 2003, caused by the conversion of any of the above securities included in the diluted weighted average shares calculation.

2.     Acquisitions:

        The acquisition of the assets of FNSI and the merger with Firstmark were recorded in the accompanying financial statements under the purchase method of accounting. The Firstmark purchase price allocation is preliminary and further refinements may be made. The operating results related to the acquired assets of FNSI and the merger with Firstmark have been included in the consolidated statements of operations from the dates of acquisition. The FNSI acquisition closed on February 28, 2003. The Firstmark acquisition closed on January 5, 2004.

        The purchase price of Firstmark was approximately $78.9 million which includes the fair value of the Company's Series I preferred stock of $2.6 million and assumed liabilities of $76.3 million. The fair value of assets acquired was approximately $155.5 million which then gave rise to negative goodwill of approximately $76.6 million. Negative goodwill was allocated to long-lived assets, resulting in recorded assets acquired of $78.9 million.

        The following table summarizes the recorded values of the assets acquired and the liabilities assumed (in thousands).

	FNSI	Firstmark
Current assets	$291	$17,374
Property and equipment	—	56,458
Intangible assets	2,727	855
Other assets	—	4,145

Total assets acquired	$3,018	$78,832

Current liabilities	2,941	25,714
Other long term liabilities	—	860
Capital lease obligations	25	49,683

Total liabilities assumed	2,966	76,257

Net assets acquired	$52	$2,575

The intangible assets acquired in the FNSI acquisition were customer contracts ($2.6 million) and a non-compete agreement ($0.1 million). The FNSI customer contracts and non-compete agreement are being amortized over two years and one year, respectively. The intangible assets acquired in the Firstmark acquisition were customer contracts and licenses. The Firstmark customer contracts ($0.4 million) are being amortized over two years and licenses ($0.4 million) over the terms of the licenses. The Firstmark acquisition was assumed to occur on January 1, 2004 since the results of Firstmark for the period from January 1, 2004 to January 4, 2004 were not material. Pro forma combined results for Omega are not included below since the Omega acquisition was not considered the acquisition of a business, because Omega had no customers, employees or associated revenues. If the FNSI and Firstmark acquisitions had taken place at the beginning of 2003, the unaudited pro forma combined results of the Company for the three months ended March 31, 2003 would have been as follows (amounts in thousands, except per share amounts).

Three Months Ended March 31, 2003
Revenue	$22,879
Net (loss)	(10,207)
Net (loss) per share—basic	$(0.52)
Net (loss) per share—diluted	$(0.52)

        In management's opinion, these unaudited pro forma amounts are not necessarily indicative of what the actual results of the combined operations might have been if the FNSI and Firstmark acquisitions had been effective at the beginning of 2003.

3.     Property and equipment:

        Property and equipment consisted of the following (in thousands):

	December 31, 2003	March 31, 2004
Owned assets:
Network equipment	$186,204	$208,477
Software	7,482	7,560
Office and other equipment	4,120	14,703
Leasehold improvements	50,387	51,503
System infrastructure	32,643	32,993
Construction in progress	988	280

	281,824	315,516
Less—Accumulated depreciation and amortization	(72,762)	(83,516)

	209,062	232,000
Assets under capital leases:
IRUs	118,273	139,864
Less—Accumulated depreciation and amortization	(12,929)	(14,806)

	105,344	125,058

Property and equipment, net	$314,406	$357,058

        Depreciation and amortization expense related to property and equipment was $9.0 million and $11.8 million for the three months ended March 31, 2003 and March 31, 2004, respectively.

Capitalized labor and related costs

        For the three months ended March 31, 2003 and March 31, 2004, the Company capitalized salaries and related benefits of $0.9 million and $0.4 million, respectively

4.     Accrued liabilities:

        Accrued liabilities consist of the following (in thousands):

	December 31, 2003	March 31, 2004
General operating expenditures	$4,541	$5,105
Payroll and benefits	419	563
Litigation settlement accruals	400	950
Taxes	1,584	1,299
Interest	455	2,064
Deferred revenue	486	1,371

Total	$7,885	$11,352

5.     Intangible assets:

        Intangible assets consist of the following (in thousands):

	December 31, 2003	March 31, 2004
Customer contracts	$8,145	$8,597
Peering arrangements	16,440	16,440
Trade name	1,764	1,764
Other	—	167
Licenses	—	381
Non compete agreements	431	431

Total	26,780	27,780
Less—accumulated amortization	(18,671)	(21,419)

Intangible assets, net	$8,109	$6,361

        Amortization expense for the three months ended March 31, 2003 and March 31, 2004 was approximately $2.3 million and $2.8 million, respectively. Future amortization expense related to intangible assets is $5.8 million, $0.4 million and $0.1 million for the twelve-month periods ending March 31, 2005, 2006, and 2007, respectively.

6.     Other assets:

        Other assets consist of the following (in thousands):

	December 31, 2003	March 31, 2004
Prepaid expenses	$378	$347
Deposits	3,419	4,711
Other	167	—

Total	$3,964	$5,058

        In the Firstmark acquisition the Company obtained warrants to purchase ordinary shares of Floware Wireless Systems Ltd. a company listed on the NASDAQ. The warrants were valued at the acquisition date at a fair market value of approximately $2.6 million under the Black-Scholes method of valuation. In 2001 Floware Wireless Systems Ltd. ("Floware") merged into Breezecom Ltd. ("Breezecom"). Breezecom subsequently changed its name to Alvarion Ltd. In January 2004, the Company exercised the warrants and sold the related securities for proceeds of approximately $3.5 million resulting in a gain of approximately $0.9 million recorded during the three months ended March 31, 2004. The gain is included as a component of interest and other income in the accompanying condensed consolidated financial statements.

7.     Long-term debt:

Restructuring and Amended and Restated Credit Agreement

        In March 2000, Cogent entered into a $280 million credit facility with Cisco Capital. In March 2001, the credit facility was increased to $310 million and in October 2001 the agreement was increased to $409 million. The credit facility provided for the financing of purchases of up to $270 million of Cisco network equipment, software and related services, the funding up to $64 million of working capital, and funding up to $75 million for interest and fees related to the credit facility. Immediately prior to the restructuring of the credit facility on July 31, 2003, the Company was indebted under the Cisco credit facility for a total of $269.1 million ($262.8 million of principal and $6.3 million of accrued but unpaid interest). On June 12, 2003, the Company's Board of Directors approved a transaction with Cisco Systems, Inc. ("Cisco") and Cisco Capital that restructured the Company's indebtedness to Cisco Capital.

        In order to restructure the Company's credit facility, the Company, Cisco and Cisco Capital entered into an agreement (the "Exchange Agreement") which, among other things, cancelled the principal amount and accrued interest and returned warrants exercisable for the purchase of 0.8 million shares of Common Stock (the "Cisco Warrants") in exchange for a cash payment by the Company of $20 million, the issuance of 11,000 shares of the Company's Series F participating convertible preferred stock, and the issuance of a $17.0 million amended and restated promissory note (the "Amended and Restated Cisco Note") under an Amended and Restated Credit Agreement. The Exchange Agreement provides that the entire debt to Cisco Capital is reinstated if Cisco Capital is forced to disgorge the cash payment received under the Exchange Agreement. This debt restructuring transaction has been accounted for as a troubled debt restructuring pursuant to Statement of Financial Accounting Standards ("SFAS") No. 15, "Accounting by Debtors and Creditors of Troubled Debt Restructurings". Under SFAS No. 15, the Amended and Restated Cisco Note was recorded at its principal amount plus the total estimated future interest payments.

        In order to restructure the Company's credit facility the Company also entered into an agreement (the "Purchase Agreement") with certain of the Company's existing preferred stockholders (the "Investors"), pursuant to which the Company sold to the Investors in several sub-series, 41,030 shares of the Company's Series G participating convertible preferred stock for $41.0 million in cash. Under the Purchase Agreement the Company's outstanding Series A, B, C, D and E participating convertible preferred stock ("Existing Preferred Stock") were converted into approximately 10.8 million shares of common stock.

        On July 31, 2003, the Company, Cisco Capital, Cisco and the Investors closed on the Exchange Agreement and the Purchase Agreement.

        Under the Amended and Restated Credit Agreement Cisco Capital's obligation to make additional loans to the Company was terminated. Additionally the Amended and Restated Credit Agreement eliminated the Company's financial performance covenants. Cisco Capital retained its senior security interest in substantially all of the Company's assets; however, the Company may subordinate Cisco Capital's security interest in the Company's accounts receivable to another lender. The Amended and Restated Cisco Note is to be repaid in three installments. Interest is not payable, and does not accrue for the first 30 months, unless the Company defaults. When the Amended and Restated Cisco Note accrues interest, interest accrues at the 90-day LIBOR rate plus 4.5%. The Amended and Restated Cisco Note is subject to mandatory prepayment in full, without prepayment penalty, upon the occurrence of the closing of any change in control of the Company, the completion of any equity financing or receipt of loan proceeds in excess of $30.0 million, the achievement by the Company of four consecutive quarters of positive operating cash flow of at least $5.0 million, or the merger of the Company resulting in a combined entity with an equity value greater than $100.0 million; each of these events is defined in the agreement. The debt is subject to partial mandatory prepayment in an amount equal to the lesser of $2.0 million or the amount raised if the Company raises less than $30.0 million in a future equity financing.

        Future maturities of principal and estimated future interest under the Amended and Restated Cisco Note are as follows (in thousands):

For the year ending March 31,
2005	$—
2006	7,094
2007	5,514
2008	5,234
Thereafter	—

$17,842

7.50% Convertible Subordinated Notes Due 2007

        On September 28, 2000, Allied Riser completed the issuance and sale in a private placement of an aggregate of $150.0 million in principal amount of its 7.50% convertible subordinated notes due September 15, 2007 (the "Notes"). At the closing of the merger between Allied Riser and the Company in February 2002, approximately $117.0 million of the Notes were outstanding.

        In January 2003, the Company, Allied Riser and the holders of approximately $106.7 million in face value of Notes entered into an exchange agreement and a settlement agreement. Pursuant to the exchange agreement, these note holders surrendered their Notes, including accrued and unpaid interest, in exchange for a cash payment of approximately $5.0 million, 3.4 million shares of the Company's Series D preferred stock and 3.4 million shares of the Company's Series E preferred stock. This preferred stock, at issuance, was convertible into approximately 4.2% of the Company's then outstanding fully diluted common stock. Pursuant to the settlement agreement, these note holders dismissed their litigation against the Company with prejudice in exchange for the cash payment. These transactions closed in March 2003 when the agreed amounts were paid and the Company issued the Series D and Series E preferred shares. The settlement and exchange transactions together eliminated $106.7 million in face amount of the notes due in June 2007, interest accrued on the Notes since the December 15, 2002 interest payment, all future interest payment obligations on the Notes and settled the note holder litigation.

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

        The terms of the remaining $10.2 million of Notes were not impacted by these transactions and they continue to be due on June 15, 2007. These $10.2 million notes were recorded at their fair value of approximately $2.9 million at the merger date. The discount is accreted to interest expense through the maturity date. The Notes are convertible at the option of the holders into approximately 2.09 shares of the Company's common stock per $1,000 principal amount. Interest is payable semiannually on June 15 and December 15, and is payable, at the election of the Company, in either cash or registered shares of the Company's common stock. The Notes are redeemable at the Company's option at any time on or after the third business day after June 15, 2004, at specified redemption prices plus accrued interest.

8.     Commitments and contingencies:

Capital leases-Fiber lease agreements

        The Company has entered into various lease agreements with fiber providers for dark fiber primarily under 15-25 year IRUs. Once the Company has accepted the related fiber route, that meet the criteria for treatment as capital leases are recorded as a capital lease obligation and IRU asset.

        The future minimum commitments under these agreements are as follows (in thousands):

For the year ending March 31,
2005	$15,398
2006	15,479
2007	13,452
2008	13,143
2009	11,350
Thereafter	111,731

Total minimum lease obligations	180,553
Less-amounts representing interest	(70,987)

Present value of minimum lease obligations	109,566
Current maturities	(6,452)

Capital lease obligations, net of current maturities	$103,114

Fiber Leases and Construction Commitments

        Certain of the Company's agreements for the construction of building laterals and for the leasing of metro fiber rings and lateral fiber include minimum specified commitments. The future commitment under these arrangements was approximately $3.9 million at March 31, 2004.

Litigation

        One of the Company's subsidiaries, Allied Riser Operations Corporation, was involved in a dispute with its former landlord in Dallas, Texas. On July 15, 2002, the landlord filed suit in the 193rd District Court of the State of Texas alleging that Allied Riser's March 2002 termination of its lease with the landlord resulted in a default under the lease. In April 2004, the Company reached a settlement with the landlord for a payment by the Company of $0.6 million. The payment is scheduled to be made in May 2004. The settlement amount has been accrued on the accompanying March 31, 2004 unaudited consolidated balance sheet.

        The Company generally accrues for the amounts invoiced by its providers of telecommunications services. Liabilities for telecommunications costs in dispute are generally reduced when the vendor acknowledges the reduction in its invoice and the credit is granted. In 2002, one vendor invoiced the Company for approximately $1.7 million in excess of what the Company believes is contractually due to the vendor. The vendor has initiated an arbitration proceeding related to this dispute. The Company intends to vigorously defend its position related to these charges and feels that it has adequately reserved for the potential liability.

        In 2003, a counterclaim was filed against the Company by a former employee in state court in California. The former employee asserted primarily that additional commissions were due to the employee. The Company had filed a claim against this employee for breach of contract among other claims. A judgment was awarded and the Company has filed a motion for reconsideration. The Company has recorded a liability for the estimated net loss under this judgment. The matter is awaiting final adjudication.

        The Company is involved in other legal proceedings in the normal course of business which management does not believe will have a material impact on the Company's financial condition.

Operating leases and license agreements

        The Company leases office space, network equipment sites, and facilities under operating leases. The Company also enters into building access agreements with the landlords of its targeted multi- tenant office buildings. Future minimum annual commitments under these arrangements are as follows (in thousands):

For the year ending March 31,
2005	$21,521
2006	17,854
2007	15,117
2008	11,176
2009	8,788
Thereafter	33,880

$108,336

        Rent expense, net of sublease income, for the three months ended March 31, 2003 and March 31, 2004 was approximately $0.5 million and $1.8 million, respectively. The Company has subleased certain office space and facilities. Future minimum payments under these sub lease agreements are approximately $1.0 million, $0.7 million, $0.3 million, $0.2 million and $0.1 million for the years ending March 31, 2005 through March 31, 2009, respectively.

Maintenance agreements

        The Company pays monthly fees for maintenance of its backbone fibers. In certain cases, the Company connects its customers and the buildings it serves to its national fiber-optic backbone using intra-city and inter-city fiber under operating lease commitments from various providers under contracts that range from month-to-month charges to five year terms.

        Future minimum obligations related to these arrangements are as follows (in thousands):

Year ending March 31,
2005	$5,758
2006	5,170
2007	3,856
2008	3,928
2009	3,954
Thereafter	46,191

$68,857

Shareholder Indemnification

        In November 2003, the Company's Chief Executive Officer acquired LNG Holdings S.A. ("LNG"). LNG, through its LambdaNet group of subsidiaries, operated a carriers' carrier fiber optic transport business in Europe. In connection with this transaction, the Company provided an indemnification to certain former LNG shareholders. The indemnification is without expiration and covers claims related to LNG's LambdaNet subsidiaries and actions taken in respect thereof including actions related to the transfer of ownership interests in LNG. Should the Company be required to perform, the Company will defend the action and may attempt to recover from LNG and other involved entities. The Company has recorded a long-term liability and corresponding intangible asset of approximately $0.2 million for the estimated fair value of this obligation.

LambdaNet Communications Deutschland, AG ("LambdaNet Germany")

        The Company attempted to acquire LambdaNet Germany, a sister company of LNF and LNS, but was unable to reach agreement with LambdaNet Germanys' bank creditors. Firstmark has made use of LambdaNet Germanys' facilities to complete communications circuits into Germany and has also depended on LambdaNet Germany for network operations support, billing and other services. LambdaNet Germany has made use of Firstmark's facilities to complete communication services into France and Spain. The Company has begun the process of fully separating the operations of Firstmark from LambdaNet Germany but this process is not complete and there may be disruptions as this process proceeds.

9.     Stockholders' equity:

        In June 2003, the Company's board of directors and shareholders approved an amended and restated charter that increased the number of authorized shares of the Company's common stock from 21.1 million shares to 395.0 million shares, eliminated the reference to the Company's Series A, B, C, D, and E preferred stock ("Existing Preferred Stock") and authorized 120,000 shares of authorized but unissued and undesignated preferred stock. In April 2004, the Company's board of directors approved, subject to shareholder approval, an amended and restated charter that increased the number of authorized shares of the Company's common stock from 395.0 million shares to 600.0 million shares and increased the shares of undesignated preferred stock from 120,000 shares to 170,000 shares.

        On July 31, 2003 and in connection with the Company' restructuring of its debt with Cisco Capital, all of the Company's Existing Preferred Stock was converted into approximately 10.8 million shares of common stock. At the same time the Company issued 11,000 shares of Series F preferred stock to Cisco Capital under the Exchange Agreement and issued 41,030 shares of Series G preferred stock for gross proceeds of $41.0 million to the Investors under the Purchase Agreement.

        In January 2004, Symposium Gamma Inc. ("Gamma") merged with a subsidiary of the Company. Under the merger agreement all of the issued and outstanding shares of Gamma common stock were converted into 2,575 shares of the Company's Series I convertible participating preferred stock and the Company became Gamma and Firstmark's sole shareholder.

        On March 30, 2004 Symposium Omega, Inc., ("Omega") a Delaware corporation merged with a subsidiary of the Company. Prior to the merger Omega had raised approximately $19.5 million in cash and acquired the rights to acquire a German fiber optic network. The Company issued 3,891 shares of Series J convertible preferred stock to the shareholders of Omega in exchange for all of the outstanding common stock of Omega.

        Each share of the Series F preferred stock, Series G preferred stock, Series H preferred stock, Series I preferred stock and Series J preferred stock (collectively, the "New Preferred") may be converted into shares of common stock at the election of its holder at any time. The Series F, Series G, Series I and Series J preferred stock are convertible into 68.2 million shares, 254.9 million shares, 16.0 million shares, and 120.6 million shares of the Company's common stock, respectively. The 54,001 authorized shares of Series H preferred stock are convertible into 41.5 million shares of the Company's common stock. The New Preferred will be automatically converted into common stock, at the then applicable conversion rate in the event of an underwritten public offering of shares of the Company at a total offering of not less than $50 million at a post-money valuation of the Company of $500 million (a "Qualifying IPO"). The conversion prices are subject to adjustment, as defined.

        The New Preferred stock votes together with the common stock and not as a separate class. Each share of the New Preferred has a number of votes equal to the number of shares of common stock then issuable upon conversion of such shares. The consent of holders of a majority of the outstanding Series F preferred stock is required to declare or pay any dividend on the common or the preferred stock of the Company, and the consent of the holders of 80% of the series of the Series G preferred stock, the Series I preferred stock and Series J preferred stock voting together as a class is required prior to an underwritten public offering of the Company's stock unless the aggregate pre-money valuation of the Company at the time of the offering is at least $500 million, and the gross cash proceeds of the offering are $50 million.

        In the event of any dissolution, liquidation, or winding up of the Company, at least $29.1 million, $123.1 million, $8.8 million, $7.7 million and $58.4 million will be paid in cash to the holders of the Series F, G, H, I and J preferred stock, respectively, before any payment is made to the holders of the Company's common stock.

Offer to exchange—Series H Preferred Stock and 2003 Incentive Award Plan

        In September 2003, the Compensation Committee (the "Committee") of the board of directors adopted and the stockholders approved, the Company's 2003 Incentive Award Plan (the "Award Plan"). The Award Plan reserved 54,001 shares of Series H preferred stock for issuance under the Award Plan. In September 2003, the Company offered its employees the opportunity to exchange eligible outstanding stock options and certain common stock for restricted shares of Series H participating convertible preferred stock under the Company's 2003 Incentive Award Plan. In order for an employee to participate in the exchange, the employee was required to forfeit any and all shares of common stock ("Subject Common Stock") and his or her stock options granted under the Company's Amended and Restated Cogent Communications Group 2000 Equity Incentive Plan. Subject Common Stock included common stock received as a result of a conversion of Series B and Series C preferred stock but excluded common stock purchased on public markets. In October 2003, pursuant to the offer, the Company exchanged options representing the right to purchase an aggregate of approximately 1.0 million shares of the Company's common stock for approximately 53,500 shares of Series H restricted stock. In addition, all of the approximately 1.2 million shares of Subject Common Stock were surrendered. Under the offer, the Company recorded a deferred compensation charge of approximately $46.1 million in the fourth quarter of 2003. The Company also granted additional shares of Series H preferred to certain new employees resulting in an additional deferred compensation charge of approximately $1.1 million in 2003 and $0.8 million in the three months ended March 31, 2004. Deferred compensation is being amortized over the vesting period of the Series H preferred stock. For shares granted under the offer to exchange, the vesting period was 27% upon grant with the remaining shares vesting ratably over a three year period and for grants to newly hired employees; the shares vest 25% after one year with the remaining shares vesting ratably over three years. Compensation expense related to Series H preferred stock was approximately $16.4 million for the year ended December 31, 2003 and $3.0 million for the three months ended March 31, 2004. When an employee terminates prior to full vesting, the total remaining deferred compensation charge is reduced, the employee retains their vested shares and the employees' unvested shares are returned to the plan.

        In April 2004, the Company's board of directors approved an amendment to the Company's 2003 Incentive Award Plan to increase the shares of Series H preferred stock available for grant under the plan from 54,001 to 84,001 shares. The proposed amendment is subject to shareholder approval.

Dividends

        The Cisco credit facility prohibits the Company from paying cash dividends and restricts the Company's ability to make other distributions to its stockholders.

Beneficial Conversion Charges

        Beneficial conversion charges of $2.5 million and $19.5 million were recorded on January 5, 2004 and March 30, 2004, respectively, since the price per common share at which the Series I and Series J convertible preferred stock convert into at issuance were less than the quoted trading price of the Company's common stock on that date.

10.   Segment information:

        Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company operates as one operating segment. Below are the Company's net revenues and long lived assets by geographic theater (in thousands):

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2004
Net Revenues
North America	$14,233	$15,359
Europe	—	5,586

Total	$14,233	$20,945

	December 31, 2003	March 31, 2004
Long lived assets, net
North America	$322,215	$311,519
Europe	—	51,900

Total	$322,215	$363,419

11.   Related party:

Office lease

        The Company's headquarters is located in an office building owned by an entity controlled by the Company's Chief Executive Officer. The Company paid rent to this entity of $0.1 million for the three months ended March 31, 2003 and $0.1 million for the three months ended March 31, 2004.

LNG Holdings S.A ("LNG")

        In November 2003, approximately 90% of the stock of LNG, the then parent company to Firstmark, was acquired by Symposium Inc. ("Symposium") a Delaware corporation. Symposium is wholly owned by the Company's Chief Executive Officer. In January 2004, LNG transferred its interest in Firstmark to Symposium Gamma, Inc. ("Gamma"), a Delaware corporation in return for a commitment by Gamma to invest at least $2 million in the operations of the French subsidiary—LNF. Prior to the transfer, Gamma had raised approximately $2.5 million in a private equity transaction with certain existing investors in the Company and a new investor.

        In January 2004, euro 215.1 million of Firstmark's total debt of euro 216.1 million owed to its previous parent LNG, and other amounts payable of euro 4.9 million owed to LNG were assigned to Symposium Gamma, Inc. ("Gamma") in conjunction with the sale of Firstmark to Gamma. In March 2004, LNF repaid euro 1.0 million of the debt obligation to LNG. Accordingly, euro 215.1 million of the total euro 216.1 million of the debt obligation and euro 4.9 million of the other amounts payable eliminate in the consolidation of these financial statements.

        Firstmark's subsidiaries provide network services and in turn utilize the network of LambdaNet Communications Deutschland AG ("LambdaNet Germany") in order for each entity to provide services to certain of their customers under a network sharing agreement. LambdaNet Germany was a majority owned subsidiary of LNG until April 2004 when LambdaNet Germany was sold to an unrelated party. During the three months ended March 31, 2004 Firstmark recorded revenue of euro 0.5 million from LambdaNet Germany and network costs of euro 0.9 million under the network sharing agreement. As of March 31, 2004 Firstmark had recorded net amounts due from LambdaNet Germany of euro 0.5 million and net amounts due to LambdaNet Germany of euro 0.9 million. These amounts are reflected as amounts due from related party ($0.6 million) and amounts due to related party ($1.1 million) in the accompanying condensed consolidated March 31, 2004 balance sheet. The Company is currently in negotiations with the new owner of LambdaNet Germany over the terms of settling these amounts and the network separation agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This discussion contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements should be read as applying to all related forward-looking statements. Our actual results could differ materially from those discussed here.

General Overview

        We are a leading facilities-based provider of low-cost, high-speed Internet access and IP connectivity. Our network has been architected and optimized to transmit data using Internet Protocol, which provides us with significant cost and performance advantages over legacy networks. We deliver our services to more than 4,300 small and medium-sized businesses, communications service providers, and other bandwidth-intensive organizations located throughout North America and Europe. Our primary service is providing Internet acess at a speed of 100 Megabits per second, much faster than typical Internet access currently offered to businesses and is delivered through our own facilities running all the way to the customers' premises.

        Our net service revenue is derived from our on-net, off-net and non-core services, which comprised 51.5%, 28.1% and 20.4% of our net revenue, respectively, for the three months ended March 31, 2003 and 64.4%, 23.4% and 12.2% for the three months ended March 31, 2004. Our on-net service consists of high-speed Internet access and Internet Protocol connectivity ranging from 0.5 Mbps to 1,000 Mbps of bandwidth. We offer our on-net services to customers that are physically connected to our network. Off-net services are sold to businesses that are connected to our network by means of T1 and T3 lines obtained from other carriers. Our non-core services, which consist of legacy services of companies whose assets or businesses we have acquired, include email, dial-up Internet, shared web hosting, managed web hosting, managed security, and voice services provided in Toronto, Canada only. We do not actively market these non-core services and expect the revenue associated with them to decline.

        Our network is comprised of in-building riser facilities, metropolitan optical fiber networks, metropolitan traffic aggregation points and intercity transport facilities. The network is physically connected entirely through our own facilities to over 900 buildings in which we provide our on-net services, including over 760 multi-tenant office buildings. We also provide on-net services in carrier-neutral colocation facilities, data centers and single-tenant office buildings. Because of our network architecture, we are not dependent on local telephone companies to serve our on-net customers. In addition to providing our on-net services, we also provide Internet connectivity to customers that are not located in buildings directly connected to our network. We serve these off-net customers using other carriers' facilities to provide the last mile portion of the link from our customers' premises to our network. We emphasize the sale of on-net services because sales of these services generate higher gross profit margins. For the three months ended March 31, 2003, 51.5% of our net service revenue was generated from on-net customers as compared to 64.4% in the same period in 2004.

        We have grown our net service revenue from $14.2 million for the three months ended March 31, 2003 to $20.9 million for the three months ended March 31, 2004. Net service revenue is determined by subtracting our allowances for sales credit adjustments and unfulfilled purchase obligations from our gross service revenue. We have generated our growth through the strategic acquisition of communications network assets, primarily from financially distressed companies, and the continued expansion of our network of on-net buildings. The acquisition of Firstmark Communications Participations S.á r.l. on January 5, 2004 extended our network into France, Spain, the United Kingdom, Belgium, Switzerland and the Netherlands. On March 30, 2004, we obtained the rights to add approximately 1,500 fiber route miles and other assets that were once part of the Carrier1 International S.A. network in Germany. We are integrating these network assets into our network and are expanding our current on-net service offerings into Europe. As with prior acquisitions, we plan to continue to support a number of legacy service offerings in Europe, but will focus our efforts on selling our on-net IP data service offerings.

        In connection with each of our acquisitions in which we have acquired customer contracts, some portion of these customers have elected not to continue purchasing services from us. Accordingly, historical operating results from the acquired businesses or assets have not been indicative of our combined results. Our evaluation of potential acquisitions contemplates such patterns of revenue erosion. For example, certain customers acquired along with LambdaNet France and LambdaNet Spain have indicated to us that they will not continue to purchase our services after the expiration of their current contractual obligations. Our results for the first quarter of 2004, reflect some of the expected erosion of revenue acquired in Europe and we expect to experience additional material erosion of this revenue.

        We have grown our gross profit from $3.6 million for the three months ended March 31, 2003 to $5.2 million for the three months ended March 31, 2004. Our gross profit margin was 24.9% for the three months ended March 31, 2003 and 24.9% for the three months ended March 31, 2004. We determine gross profit by subtracting network operation expenses, other than amortized deferred compensation and depreciation and amortization of network equipment, from our net service revenue. The amortization of deferred compensation classified as cost of network services was $0.1 million and $0.2 million for the three months ended March 31, 2003 and 2004, respectively. We believe that our gross profit will benefit from the limited incremental expenses associated with providing service to new on-net customers. We have not allocated depreciation and amortization expense to our network operations expense.

        Due to our strategic acquisitions of network assets and equipment, we believe we are positioned to grow our revenue base and profitability without significant additional capital investments. We continue to deploy network equipment to other parts of our network to maximize the utilization of our assets without incurring significant additional capital expense. As a result, our future capital expenditures will be based primarily on our planned expansion of on-net buildings and the growth of our customer base. We currently intend to expand our on-net buildings by 10%, primarily in Europe, over the next 12 months. Accordingly, we anticipate that our future capital expenditure rate will be significantly less than our historic capital expenditure rate.

        Historically, our operating expenses have exceeded our net service revenue resulting in operating losses of $14.9 million and $21.9 million in the first quarters of 2003 and 2004, respectively. Our operating expenses consist primarily of the following:

  •
  Network operations expenses consist primarily of the cost of leased circuits, sites and facilities; telecommunications license agreements, network maintenance expenses, salaries of, and expenses related to, employees who are directly involved with maintenance and operation of our network, who we refer to as network employees; and software license fees. These expenses are exclusive of depreciation and amortization expense, which are shown separately.

  •
  Selling general and administrative expenses consist primarily of salaries, bonuses paid to our non-network employees and related selling and administrative costs.

  •
  Depreciation and amortization expenses result from the depreciation of our property and equipment, including the assets and capitalized expenses associated with our network and the amortization of our intangible assets.

  •
  Amortization of deferred compensation results from the expense of amortizing over the vesting period the fair value of our stock options and restricted stock granted to our employees.

Acquisitions

        Since our inception, we have consummated six major and three minor acquisitions through which we have expanded our network and customer base and added strategic assets to our business. We have accomplished this primarily by acquiring financially distressed companies or their assets at a significant discount to their original cost.

    Acquisition of European Network

        We expanded our network into Europe through a number of related transactions. In September 2003, we began exploring the possibility of acquiring LNG Holdings SA, an operator of a European telecommunications network that was on the verge of insolvency. We determined that an acquisition of LNG in whole was not advisable at that time; however, the private equity funds that owned LNG refused to consider a transaction in which we would acquire only parts of the network. In order to prevent LNG from liquidating and to preserve our ability to structure an acceptable acquisition, in November 2003, our Chief Executive Officer formed a corporation that acquired a 90% interest in LNG in return for a commitment to cause at least $2 million to be invested in LNG's subsidiary LambdaNet France and an indemnification of LNG's selling stockholders by us and the acquiring corporation. In November 2003, we reached an agreement with investment funds associated with BNP Paribas and certain of our existing investors regarding the acquisition of the LNG network in France, Spain and Germany.

        We completed the first step of the European network acquisition in January 2004. The investors funded a corporation that they controlled with $2.5 million and acquired Firstmark Communications Participations S.à r.l. ("Firstmark"), the parent holding company of LambdaNet France and LambdaNet Spain, from LNG for one euro. As consideration, the investors, through the corporation they controlled, entered into a commitment to use reasonable efforts to cause LNG to be released from a guarantee of certain obligations of LambdaNet France and a commitment to fund LambdaNet France with $2.0 million. That corporation was then merged into one of our subsidiaries in a transaction in which the investors received preferred stock that is convertible into approximately 16.0 million shares of our common stock.

        The planned second step of the transaction was the acquisition of the German network of LNG. We attempted to structure an acceptable acquisition which would have included using $19.5 million allocated by the investors to restructure the existing bank debt of LambdaNet Germany, however, we subsequently concluded that it was unlikely that we could structure an acceptable acquisition of LambdaNet Germany, and we began to seek an alternative German network acquisition in order to complete the European portion of our network and meet the conditions required to cause the investors to fund $19.5 million.

        In March 2004, we identified network assets in Germany formerly operated as part of the Carrier1 network as an attractive acquisition opportunity. Pursuant to the November commitment, the investors funded a newly-formed Delaware corporation with $19.5 million and the corporation obtained the rights to acquire the Carrier1 assets in return for 2.3 million euros. That corporation then was merged into one of our subsidiaries in a transaction in which the investors received preferred stock which is convertible into approximately 120.6 million shares of our common stock.

    Acquisition of Assets of Fiber Network Services

        In February 2003, we acquired the principal assets of Fiber Network Services, Inc., or FNSI, in exchange for options to purchase 120,000 shares of our common stock and the assumption of certain of FNSI's liabilities. The acquired assets included FNSI's customer contracts and accounts receivable. The liabilities that we assumed included accounts payable, facilities leases, customer contractual commitments, capital lease and note obligations.

Results of Operations

    Three Months Ended March 31, 2003 Compared to the Three Months Ended March 31, 2004

        Our management reviews and analyzes several key performance indicators in order to manage our business and assess the quality of and potential variability of our net service revenues and cash flows. These key performance indicators include:

  •
  net service revenues, which are an indicator of our overall business growth;

  •
  gross profit, which is an indicator of both our service offering mix, competitive pressures and the cost of our network operations;

  •
  growth in our on-net customer base, which is an indicator of the success of our on-net focused sales efforts;

  •
  growth in our on-net buildings; and

  •
  distribution of revenue across our service offerings.

        The following summary table presents a comparison of our results of operations for the three months ended March 31, 2003 and 2004 with respect to certain key financial measures. The comparisons illustrated in the table are discussed in greater detail below.

	Three Months Ended March 31,
			Percent Change
	2003	2004
	(unaudited)
	(in thousands)
Net service revenue	$14,233	$20,945	47.2%
Network operations expenses (1)	10,682	15,735	47.3%
Selling, general, and administrative expenses (2)	6,402	9,581	49.7%
Depreciation and amortization expenses	11,211	14,536	29.7%
Interest income and other	398	1,012	154.3%
Interest expense	(8,406)	(3,243)	(61.4%)
Net income (loss)	1,914	(24,170)	N/A

(1)
Excludes amortization of deferred compensation of $57 and $212 in the three months ended March 31, 2003 and 2004, respectively, which, if included would have resulted in a period-to-period change of 48.5%.

(2)
Excludes amortization of deferred compensation of $761 and $2,820 in the three months ended March 31, 2003 and 2004, respectively, which, if included would have resulted in a period-to-period change of 73.1%.

        Net Service Revenue.    Our net service revenue increased 47.2% from $14.2 million for the three months ended March 31, 2003 to $20.9 million for the three months ending March 31, 2004. The increase in net service revenue is primarily attributable to the increase from the customers acquired in the Firstmark and FNSI acquisitions and the increase in customers purchasing our on-net service offerings partly offset by a decline in revenue from the customers acquired in our PSINet and Allied Riser acquisitions. Net service revenue from the acquired PSINet legacy customer contracts totaled approximately $5.3 million for the three months ended March 31, 2003 and $1.9 million for the three months ended March 31, 2004. For the three months ended March 31, 2003 and 2004, on-net, off-net and non-core services represented 51.5%, 28.1% and 20.4% and 64.4%, 23.4% and 12.2% of our net service revenues, respectively.

        Our net service revenue related to our Firstmark and FNSI acquisitions is included in our statements of operations from the acquisition dates. Net service revenue from our Firstmark acquisition totaled approximately $5.6 million for the three months ended March 31, 2004, of which $0.6 million of net service revenue was derived from services rendered to LambdaNet Communications Deutschland AG (LambdaNet Germany). LambdaNet Germany was majority-owned by LNG Holdings until April 2004 when LambdaNet Germany was sold to an unrelated third party. We are in the process of renegotiating LambdaNet Germany's service contracts and may lose some or all of this revenue. Net service revenue from our FNSI acquisition totaled approximately $0.4 million for the three months ended March 31, 2003 and $0.9 million for the three months ended March 31, 2004.

        Network Operations Expense.    Our network operations expense, excluding the amortization of deferred compensation, increased 47.3% from $10.7 million for the three months ended March 31, 2003 to $15.7 million for the three months ended March 31, 2004. The increase was primarily due to $4.3 million of network operations expenses for Firstmark operations and an increase from expenses related to the FNSI acquisition. The FNSI acquisition is included for only one month in the first quarter of 2003 and for the full three month period in 2004. Additionally, we have increased the number of building access agreements related to the expansion of our network, which has resulted in an increase in related fees. These increases have been partly offset by a reduction in leased circuit expenses from off-net PSINet customer cancellations and from a reduction of expenses for internetworking due to an increase in our settlement-free peering relationships with other network providers. Settlement-free peering relationships provide us with the right to exchange network traffic with other networks with no cost to us.

        For the three month period ended March 31, 2004, Firstmark recorded $1.1 million of network usage costs from LambdaNet Germany. We are in the process of renegotiating the LambdaNet Germany service contracts.

        Our total cost of network operations for the three months ended March 31, 2003 and March 31, 2004 includes approximately $0.1 million and $0.2 million, respectively, of amortization of deferred compensation expense classified as cost of network operations. The increase in amortization of deferred compensation expense is due to the amortization of deferred compensation expense recorded in connection with the grant of shares of Series H preferred stock to our employees in October 2003. Deferred compensation is being amortized over the vesting period of the Series H preferred stock. There was no amortization of compensation expense related to Series H preferred stock for the three months ended March 31, 2003 since the grants began in October 2003. Total amortization of deferred compensation expense related to Series H preferred stock was approximately $3.0 million for the three months ended March 31, 2004.

        Selling, General, and Administrative Expenses.    Our SG&A expenses, excluding the amortization of deferred compensation, increased 49.7% from $6.4 million for the three months ended March 31, 2003 to $9.6 million for the three months ended March 31, 2004. SG&A expenses increased primarily from the $2.5 million of SG&A expenses for Firstmark and from a $0.5 million reduction in capitalized salaries and related benefits of employees directly involved with our construction activities. The decline in capitalized costs is due to a decrease in our construction activities. Our SG&A expenses for the three month period ended March 31, 2004 include a $0.6 million expense related to a proposed settlement of a dispute with a landlord over a lease acquired in the Allied Riser merger.

        Our total SG&A expenses for the three months ended March 31, 2003 and March 31, 2004 include $0.8 million and $2.8 million, respectively, of amortization of deferred compensation expense. The increase in amortization of deferred compensation expense is due to the amortization of deferred compensation expense recorded in connection with the grant of shares of Series H preferred stock to our employees in October 2003.

        Depreciation and Amortization Expenses.    Our depreciation and amortization expense increased from $11.2 million for the three months ended March 31, 2003 to $14.5 million for the three months ended March 31, 2004. Amortization expense related to our intangible assets for the three months ended March 31, 2003 and March 31, 2004 was $2.3 million and $2.8 million, respectively. Depreciation expense related to property and equipment for the three months ended March 31, 2003 and March 31, 2004 was approximately $9.0 million and $11.8 million, respectively. Depreciation expense increased due to the Firstmark acquisition and because we had more capital equipment and IRUs in service in 2004 than in the same period in 2003. We begin to depreciate our capital assets once the related assets are placed in service.

        In connection with the exchange and settlement related to our 7 1/2% Convertible Subordinated Notes Due 2007 that is discussed in greater detail below in "Liquidity and Capital Resources," we recorded a gain of approximately $24.8 million during the three months ended March 31, 2003. This gain results from the difference between the $36.5 million net book value of the notes ($106.7 face value less the related unamortized discount of $70.2 million) and $2.0 million of accrued interest and the cash consideration of $5.0 million and the $8.5 million estimated fair market value for the Series D and Series E preferred stock issued to the noteholders less approximately $0.2 million of transaction costs.

        Interest Income and Other.    Our interest and other income increased 154.3% from $0.4 million for the three months ended March 31, 2003 to $1.0 million for the three months ended March 31, 2004. The increase resulted from a realized gain of $0.9 million from the exercise and sale of warrants for the common stock of Alverion Ltd. The warrants were exercisable through March 2005, at a price of $3.89 per share and were valued at the date of our Firstmark acquisition at $2.6 million under the Black-Scholes method of valuation. In January 2004, we exercised the warrants and sold the related securities for proceeds of $3.5 million resulting in a gain of $0.9 million.

        Interest Expense.    Our interest expense decreased 61.4% from $8.4 million for the three months ended March 31, 2003 to $3.2 million for the three months ended March 31, 2004. Interest expense includes interest from our capital lease agreements and our 7 1/2% Convertible Subordinated Notes Due 2007. Interest expense for the three months ended March 31, 2003 also included interest on our Cisco credit facility and the amortization of the related deferred financing costs. The decrease in interest expense resulted from the March 2003 settlement with the Allied Riser note holders and the restructuring of our Cisco credit facility in July 2003. Our Cisco credit facility debt restructuring transaction has been accounted for as a troubled debt restructuring pursuant to Statement of Financial Accounting Standards (SFAS) No. 15, "Accounting by Debtors and Creditors of Troubled Debt Restructurings." Under SFAS No. 15, the Amended and Restated Cisco Note was recorded at its principal amount plus the total estimated future interest payments. As a result, we did not record interest expense under the Amended and Restated Cisco Note for the three month period ended March 31, 2004.

        Income Taxes.    We recorded no income tax expense or benefit for the three months ended March 31, 2003 or the three months ended March 31, 2004. Due to the uncertainty surrounding the realization of our net operating losses and our other deferred tax assets, we have recorded a valuation allowance for the full amount of our net deferred tax assets. For federal and state tax purposes, our net operating loss carry-forwards could be subject to certain limitations on annual utilization if certain changes in ownership were to occur as defined by federal and state tax laws. For federal and state tax purposes, our net operating loss carry-forwards acquired in the Allied Riser merger will be subject to certain limitations on annual utilization due to the change in ownership as defined by federal and state tax laws. Should we achieve profitability, our net deferred tax assets may be available to offset future income tax liabilities.

        Net Income (Loss).    As a result of the foregoing, net income was $1.9 million for the three months ended March 31, 2003 as compared to a net (loss) of $(24.2) million for the three months ended March 31, 2004.

Liquidity and Capital Resources

        In assessing our liquidity, our management reviews and analyzes our current cash on-hand, our accounts receivable, foreign exchange rates, capital expenditure commitments, and our required debt payments and other obligations.

        During 2003, we engaged in two transactions pursuant to which we significantly reduced our indebtedness and improved our liquidity. Prior to July 31, 2003 we were party to a $409 million credit facility with Cisco Systems Capital Corporation which we refer to as our previous Cisco credit facility. During the third quarter of 2003, we entered into agreements with Cisco Capital and certain of our existing investors pursuant to which, among other things: (1) Cisco Capital agreed to cancel the $269.1 million in principal amount of then-outstanding indebtedness and accrued interest and to return warrants exercisable for the purchase of 800,000 shares of our common stock in exchange for a cash payment of $20.0 million, the issuance of 11,000 shares of our Series F preferred stock, which are convertible into 68.2 million shares of our common stock and the issuance of an Amended and Restated Promissory Note for the aggregate principal amount of $17.0 million, and (2) we sold to certain of our then-existing investors preferred stock convertible into 254.9 million shares of our common stock, in exchange $41.0 million in cash, a portion of which was used to make the $20.0 million cash payment to Cisco Capital.

        In the first quarter of 2003, we entered an agreement with the holders of approximately $106.7 million in face value of 7 1/2% Convertible Subordinated Notes Due 2007 issued in September 2000 by our subsidiary Allied Riser, pursuant to which the noteholders agreed (1) to surrender their notes, including accrued and unpaid interest, in exchange for a cash payment of $5.0 million and the issuance of 3.4 million shares of our Series D preferred stock and 3.4 million shares of our Series E preferred stock, which shares were converted into a total of 0.7 million shares of our common stock in the Cisco recapitalization, and (2) to dismiss with prejudice their litigation against Allied Riser, in exchange for a cash payment of $4.9 million.

Cash Flows

        The following table sets forth our consolidated cash flows for the three months ended March 31, 2004 and 2003.

	Three Months Ended March 31,
	2003	2004
Net cash used in operating activities	$(14,971)	$(11,582)
Net cash (used in) provided by investing activities	(13,965)	29,495
Net cash provided by (used in) financing activities	2,141	(2,217)
Effect of exchange rates on cash	220	(137)

Net (decrease) increase in cash and cash equivalents during period	$(26,575)	15,559

  Net Cash Used in Operating Activities

        Net cash used in operating activities was $11.6 million for the three months ended March 31, 2004 compared to $15.0 million for the same period during 2003. Our net loss was $24.2 million for the three months ended March 31, 2004 compared to net income of $1.9 million for the three months ended March 31, 2003. Net income for the three months ended March 31, 2003 includes a gain of $24.8 million related our settlement with certain Allied Riser note holders. Depreciation and amortization, including the amortization of deferred compensation and the debt discount on the Allied Riser notes was $17.8 million for the three months ended March 31, 2004, and $13.9 million for the three months ended March 31, 2003. Changes in assets and liabilities resulted in a decrease to operating cash of $4.5 million for the three months ended March 31, 2004 and a decrease in operating cash of $6.0 million for the three months ended March 31, 2003 primarlily since payments for accounts payable and accrued liabilites exceeded collections of accounts receivable. Net cash used in operating activities for the three months ended March 31, 2004 included a gain on the sale of a warrant of $0.9 million.

  Net Cash (Used in) Provided By Investing Activities

        Net cash provided by investing activities was $29.5 million for the three months ended March 31, 2004 compared to net cash used in investing activities of $14.0 million for the same period during 2003. Our primary sources of cash provided by investing activities during the first quarter of 2004 were cash acquired of $4.7 million and $19.4 million from our acquisition of Firstmark in January 2004, and our merger with Symposium Omega in March 2004, respectively. Our purchases of property and equipment were $1.8 million for the three months ended March 31, 2004 and $13.1 million for the three months ended March 31, 2003. This decline is due to a redcuction in our construction activities. Our sales of short-term investments were $3.5 million for the three months ended March 31, 2004 and purchases of short term investments were $0.9 million for the three months ended March 31, 2003. Net cash from investing activities the three months ended March 31, 2004 also included proceeds from the sale of a warrant of $3.5 million.

  Net Cash (Used in) Provided by Financing Activities

        Financing activities utilized net cash of $2.2 million for the three months ended March 31, 2004 and provided net cash of $2.1 million for the three months ended March 31, 2003. Net cash used in financing activities during the first quarter of 2004 resulted principally from a $1.2 million payment to LNG holdings and $1.0 million for payments under our capital leases. Net cash provided by financing activities during the first quarter of 2003 resulted principally from proceeds from borrowings under the old Cisco credit facility of $7.9 million offset by a $5.0 million payment related to the Allied Riser note exchange and payments under our capital leases of $0.8 million.

    Cash Position and Indebtedness

        During the year ended December 31, 2003, the Allied Riser note exchange and related agreement and the Cisco recapitalization in particular had a significant impact on our liquidity and our level of indebtedness. At March 31, 2004, our total cash and cash equivalents were $23.4 million and our total indebtedness was $131.7 million.

    Amended and Restated Cisco Note

        In connection with the Cisco recapitalization, we amended our credit agreement with Cisco Capital. The Amended and Restated Credit Agreement became effective at the closing of the recapitalization on July 31, 2003.

        Our remaining $17.0 million of indebtedness to Cisco is evidenced by a promissory note, which we refer to as the Amended and Restated Cisco Note. The Amended and Restated Cisco Note eliminated the covenants related to our financial performance. Cisco Capital retained its senior security interest in substantially all of our assets, except that we will be permitted to subordinate Cisco Capital's security interest in our accounts receivable. The Amended and Restated Cisco Note is to be repaid in three installments. No interest is accrued or payable on the Amended and Restated Cisco Note for the first 30 months unless we default under the terms of the Amended and Restated Cisco Note. Principal and interest is paid as follows: a $7.0 million principal payment is due on February 1, 2006, a $5.0 million principal payment plus interest accrued is due on February 1, 2007, and a final principal payment of $5.0 million plus interest is due on February 1, 2008. When the indebtedness under the Amended and Restated Cisco Note begins to accrue interest, interest accrues at the 90-day LIBOR rate plus 4.5%.

        We are required to use a portion of the net proceeds that we receive from this offering to repay all of the outstanding indebtedness under the Amended and Restated Cisco Note. The Amended and Restated Cisco Note is also subject to mandatory prepayment in full upon the occurrence of the closing of any change in control of us, our completion of any equity financing or receipt of loan proceeds above $30.0 million, our achievement of four consecutive quarters of operating cash flow of at least $5.0 million, or our merger resulting in a combined entity with an equity value greater than $100.0 million, as each of these events is defined in the agreement. Our indebtedness under the Amended and Restated Cisco Note is subject to partial mandatory prepayment in an amount equal to the lesser of $2.0 million or the amount raised if we raise less than $30.0 million in a future equity financing.

        The Cisco recapitalization was considered a troubled debt restructuring under SFAS No. 15, Accounting by Debtors and Creditors of Troubled Debt Restructurings. Under SFAS No. 15, the Amended and Restated Cisco Note was recorded at its principal amount plus the estimated future interest payments.

    Contractual Obligations and Commitments

        The following table summarizes our contractual cash obligations and other commercial commitments as of March 31, 2004:

	Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(in thousands)
Long term debt	$28,033	$—	$12,608	$15,425	$—
Capital lease obligations	180,553	15,398	28,931	24,493	111,731
Operating leases (1)	174,940	26,310	40,985	27,574	80,071
Unconditional purchase obligations	3,898	260	520	520	2,598

Total contractual cash obligations	$387,424	$41,968	$83,044	$68,012	$194,400

(1)
Our operating lease and maintenance obligations above do not include agreements to sublease certain of our office space and facilities. These agreements reduce the obligations above by approximately $2.3 million.

        Capital Lease Obligations.    The capital lease obligations above were incurred in connection with our IRUs for intercity and intracity dark fiber underlying substantial portions of our network. These capital leases are presented on our balance sheet at the net present value of the future minimum lease payments, or $109.6 million at March 31, 2004. These leases generally have terms of 15 to 25 years.

    Future Capital Requirements

        Our future capital requirements will depend on a number of factors, including our success in increasing the number of customers using our services, regulatory changes, competition, technological developments, potential merger and acquisition activity and the economy. We believe that if we are able to increase the number of customers using our services as planned, our current cash position is sufficient to fund our operations until we generate more cash than we consume. If we are unable to achieve revenue growth or if we have significant unplanned costs or cash requirements, we may need to raise additional funds through the issuance of debt or equity. We cannot assure you that such financing will be available on terms acceptable to us or our stockholders, or at all. Insufficient funds may require us to delay or scale back the number of buildings that we serve or require us to restructure our business. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders may result.

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

    Off-Balance Sheet Arrangements

        We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        All of our financial interests that are sensitive to market risk are entered into for purposes other than trading. Our primary market risk exposure is related to our marketable securities. We place our marketable securities investments in instruments that meet high credit quality standards as specified in our investment policy guidelines. Marketable securities were approximately $24.1 million at March 31, 2004, $23.4 million of which are considered cash equivalents and mature in 90 days or less and $0.7 million are short-term investments consisting of commercial paper and a Canadian treasury bill. These short term investments are restricted for collateral against letters of credit. We also own commercial paper investments and certificates of deposit totaling $1.4 million that are classified as other long-term assets. These investments are also restricted for collateral against letters of credit.

        As described in Item 2 effective on July 31, 2003 we restructured our debt with Cisco Capital and reduced the principal amount outstanding to $17.0 million.

        If market rates were to increase immediately and uniformly by 10% from the level at March 31, 2004, the change to our interest sensitive assets and liabilities would have an immaterial effect on our financial position, results of operations and cash flows over the next fiscal year. A 10% increase in the weighted-average interest rate for the year ended March 31, 2004 would have increased our interest expense for the period by approximately $0.3 million.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

        We are involved in a dispute with the former landlord of one of our subsidiaries, Allied Riser Operations Corporation, in Dallas, Texas. On July 15, 2002, the landlord filed suit in the 193rd District Court of the State of Texas alleging that Allied Riser's March 2002 termination of its lease with the landlord resulted in a default under the lease. We believe, and have responded, that the termination was consistent with the terms of the lease. Although the suit did not specify damages, we estimated, based upon the remaining payments under the lease and assuming no mitigation of damages by the landlord, that the amount in controversy may total approximately $3.0 million. In April 2004, we reached a settlement with the landlord for a payment by the Company of $0.6 million. The payment is scheduled to be made in May 2004.

        We generally accrue for the amounts invoiced by our providers of telecommunications services. Liabilities for telecommunications costs are generally reduced when the vendor acknowledges the reduction in its invoice and the credit is granted. In 2002, one vendor invoiced us for approximately $1.7 million in excess of what we believe is contractually due to the vendor. The vendor has initiated an arbitration proceeding related to this dispute. We intend to vigorously defend our position related to these charges anmd we feel that we have adequately reserved for the potential liability.

        In 2003, a counterclaim was filed against us by a former employee in state court in California. The former employee asserted primarily that additional commissions were due to the employee. We had filed a claim against this employee for breach of contract among other claims. A judgment was awarded and we have filed a motion for reconsideration and recorded a liability for the estimated net loss under this judgment. The matter is awaiting final adjudication.

        We are involved in other legal proceedings in the normal course of our business that we do not expect to have a material impact on our operations or results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

        In January 2004, Symposium Gamma Inc. ("Gamma") merged with one of our subsidiaries. Under the merger agreement all of the issued and outstanding shares of Gamma common stock were converted into 2,575 shares of our Series I convertible participating preferred stock and we became Gamma's sole shareholder.

        On March 30, 2004 Symposium Omega, Inc., ("Omega") a Delaware corporation merged with one of our subsidiaries. Prior to the merger Omega had raised approximately $19.5 million in cash and agreed to acquire a German fiber optic network. We issued 3,891 shares of Series J convertible preferred stock to the shareholders of Omega in exchange for all of the outstanding common stock of Omega.

        The securities issued in these transactions are described more fully in Note 9 to the financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        The issuance of our Series I and Series J preferred stock was approved by the holders of our securities by written action on January 5, 2004 and March 30, 2004, respectively.

ITEM 5. OTHER INFORMATION

New Chief Financial Officer

        On May 3, 2004 Helen Lee, our Chief Financial Officer and a director, resigned. Our Vice President and Controller, Thaddeus Weed, has been appointed by our board as our new Chief Financial Officer.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a)
  Exhibits

Exhibit Number	Description

  (b)
  Reports on Form 8-K

        During the three months ended March 31, 2004, the Company filed three reports on Form 8-K containing the following information and filed on the following dates:

Date	Description
March 31, 2004	Announced the agreement and plan of merger, dated as of March 30, 2004, by and among Cogent Communications Group, Inc., DE Merger Sub, Inc. and Symposium Omega, Inc. through a merger with Symposium Omega, Inc.
March 30, 2004	Amended the current report on Form 8-K filed January 8, 2004 to include (1) the financial statements of Firstmark Communications Participations S.à r.l. required by Item 7(a) of Form 8-K and (2) the pro forma financial information required by Item 7(b) of Form 8-K.
January 8, 2004	Announced the completion of the acquisition of Symposium Gamma, Inc. a holding company which owns Firstmark Communications Participations S.à r.l.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2004	COGENT COMMUNICATIONS GROUP, INC.
	By:	/s/ DAVID SCHAEFFER Name: David Schaeffer Title: Chairman of the Board and Chief Executive Officer
Date: May 15, 2004	By:	/s/ THADDEUS G. WEED Name: Thaddeus G. Weed Title: Chief Financial Officer

Exhibit Index

Exhibit	Description
2.1	Agreement and Plan of Merger, dated as of August 28, 2001, by and among Cogent, Allied Riser and the merger subsidiary (previously filed as Appendix A to our Registration Statement on Form S-4, Commission File No. 333-71684, filed October 16, 2001, and incorporated herein by reference)
2.2	Amendment No. 1 to the Agreement and Plan of Merger, dated as of October 13, 2001, by and among Cogent, Allied Riser and the merger subsidiary (previously filed as Appendix B to our Registration Statement on Form S-4, Commission File No. 333-71684, filed October 16, 2001, and incorporated herein by reference)
2.3	Asset Purchase Agreement, dated September 6, 2001, among Cogent Communications, Inc., NetRail, Inc., NetRail Collocation Co., and NetRail Leasing Co. (previously filed as Exhibit 2.3 to our Registration Statement on Form S-4, as amended by a Form S-4/A (Amendment No. 1), Commission File No. 333-71684, filed November 21, 2001, and incorporated herein by reference)
2.4	Asset Purchase Agreement, dated February 26, 2002, by and among Cogent Communications Group, Inc., PSINet, Inc. et al. (previously filed as Exhibit 2.1 to our Current Report on Form 8-K, dated February 26, 2002, and incorporated herein by reference)
2.5	Agreement and Plan of Merger, dated as of January 2, 2004, among Cogent Communications Group, Inc., Lux Merger Sub, Inc. and Symposium Gamma, Inc., filed as Exhibit 2.1 to our Periodic Report on Form 8-K, filed on January 8, 2004, and incorporated herein by reference.
2.6	Agreement and Plan of Merger, dated as of March 30, 2004, among Cogent Communications Group, Inc., DE Merger Sub, Inc. and Symposium Omega, Inc. (incorporated by reference to Exhibit 2.6 of the Company's Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 30, 2004, File No. 001-31227)
3.1	Fourth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003, File No. 001-31227)
3.2	Certificate of Designations relating to the Company's Series F Participating Convertible Preferred Stock, par value $.001 per share (incorporated by reference to Exhibit 3.21 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003, File No. 001-31227)
3.3	Certificate of Designations relating to the Company's Series G-1 though G-18 Participating Convertible Preferred Stock, par value $.001 per share (incorporated by reference to Exhibits 3.3 through 3.20 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003, File No. 001-31227)
3.4	Certificate of Designations relating to the Company's Series H Participating Convertible Preferred Stock, par value $.001 per share (incorporated by reference to Exhibit 3.21 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003, File No. 001-31227)
3.5	Certificate of Designations relating to the Company's Series I Participating Convertible Preferred Stock, par value $.001 per share (incorporated by reference to Exhibit 3.5 of the Company's Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 30, 2004, File No. 001-31227)
3.6	Amended Bylaws of Cogent Communications Group, Inc., (incorporated by reference to Exhibit 3.6 of the Company's Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 30, 2004, File No. 001-31227)

3.7	Corrected Certificate of Designations relating to the Company's Series J Participating Convertible Preferred Stock, par value $.001 per share (incorporated by reference to Exhibit 3.7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 30, 2004, File No. 001-31227)
4.1	First Supplemental Indenture, among Allied Riser Communications Corporation, as issuer, Cogent Communications Group, Inc., as co-obligor, and Wilmington Trust Company, as trustee. (previously filed as Exhibit 4.4 to our Registration Statement on Form S-4, as amended by a Form POS AM (Post-Effective Amendment No. 2), Commission File No. 333-71684, filed February 4, 2002)
4.2	Indenture, dated as of July 28, 2000 by and between Allied Riser Communications Corporation and Wilmington Trust Company, as trustee, relating to Allied Riser's 7.50% Convertible Subordinated Notes due 2007. (previously filed as Exhibit 4.5 to our Registration Statement on Form S-4, as amended by a Form POS AM (Post-Effective Amendment No. 1), Commission File No. 333-71684, filed January 25, 2002)
10.1	Third Amended and Restated Stockholders Agreement of Cogent Communications Group, Inc., dated as of March 30, 2004 (incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 30, 2004, File No. 001-31227)
10.2	Fourth Amended and Restated Registration Rights Agreement of Cogent Communications Group, Inc., dated March 30, 2004 (incorporated by reference to Exhibit 10.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 30, 2004, File No. 001-31227)
10.3	Exchange Agreement, dated as of June 26, 2003, by and among Cogent Communications Group, Inc., Cogent Communications, Inc., Cogent Internet, Inc., Cisco Systems, Inc. and Cisco Systems Capital Corporation, (previously filed as 10.3 to our Report on Form 8-K filed on August 7, 2003, and incorporated herein by reference) Participating Convertible Preferred Stock Purchase Agreement, dated as of June 26, 2003, by and among Cogent Communications Group, Inc. and each of the several Investors signatory thereto (previously filed as 10.3 to our Report on Form 8-K filed on August 7, 2003, and incorporated herein by reference)
10.4	Third Amended and Restated Credit Agreement, dated as of July 31, 2003, by and among Cogent Communications, Inc., Cogent Internet, Inc., Cisco Systems Capital Corporation, and the other Lenders party thereto (incorporated by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003, File No. 001-31227).
10.5	Settlement Agreement, dated as of March 6, 2003, between Cogent Communications Group, Inc., Allied Riser Communications Corporation and the several noteholders named therein (previously filed as 10.7 to our Annual Report on Form 10-K filed on March 31, 2003, and incorporated herein by reference)
10.6	Exchange Agreement, dated as of March 6, 2003, between Cogent Communications Group, Inc., Allied Riser Communications Corporation and the several noteholders named therein (previously filed as 10.8 to our Annual Report on Form 10-K filed on March 31, 2003, and incorporated herein by reference)
10.7	Closing Date Agreement, dated as of March 6, 2003, between Cogent Communications Group, Inc., Allied Riser Communications Corporation and the several noteholders named therein (previously filed as 10.17 to our Annual Report on Form 10-K filed on March 31, 2003, and incorporated herein by reference)
10.8	General Release, dated as of March 6, 2003, Cogent Communications Group, Inc., Allied Riser Communications Corporation and the several noteholders named therein (previously filed as 10.18 to our Annual Report on Form 10-K filed on March 31, 2003, and incorporated herein by reference)

10.9	Fiber Optic Network Leased Fiber Agreement, dated February 7, 2000, by and between Cogent Communications, Inc. and Metromedia Fiber Network Services, Inc., as amended July 19, 2001 (previously filed as Exhibit 10.1 to our Registration Statement on Form S-4, Commission File No. 333-71684, filed October 16, 2001, and incorporated herein by reference)†
10.10	Dark Fiber IRU Agreement, dated April 14, 2000, between Williams Communications, Inc. and Cogent Communications, Inc., as amended June 27, 2000, December 11, 2000, January 26, 2001, and February 21, 2001 (previously filed as Exhibit 10.2 to our Registration Statement on Form S-4, Commission File No. 333-71684, filed October 16, 2001, and incorporated herein by reference)†
10.11	David Schaeffer Employment Agreement with Cogent Communications Group, Inc., dated February 7, 2000 (previously filed as Exhibit 10.6 to our Registration Statement on Form S-4, Commission File No. 333-71684, filed October 16, 2001, and incorporated herein by reference)
10.12	Form of Restricted Stock Agreement relating to Series H Participating Convertible Preferred Stock (previously filed as Exhibit 10.2 to our Registration Statement on Form S-8, Commission File No. 333-108702, filed September 11, 2003, and incorporated herein by reference)
10.13	Cogent Communications Group, Inc. Lease for Headquarters Space by and between 6715 Kenilworth Avenue Partnership and Cogent Communications Group, Inc., dated September 1, 2000 (previously filed as Exhibit 10.10 to our Registration Statement on Form S-4, Commission File No. 333-71684, filed October 16, 2001, and incorporated herein by reference)
10.14	Cogent Communications Group, Inc. Renewal of Lease for Headquarters Space, by and between 6715 Kenilworth Avenue Partnership and Cogent Communications Group, Inc., dated March 1, 2003 (previously filed as Exhibit 10.11 to our Annual Report on Form 10-K, filed March 31, 2003, and incorporated herein by reference)
10.15	Cogent Communications Group, Inc. Renewal of Lease for Headquarters Space, by and between 6715 Kenilworth Avenue Partnership and Cogent Communications Group, Inc., dated August 5, 2003 (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed November 14, 2003, and incorporated herein by reference)
10.16	The Amended and Restated Cogent Communications Group, Inc. 2000 Equity Plan (previously filed as Exhibit 10.12 to our Registration Statement on Form S-4, Commission File No. 333-71684, filed October 16, 2001, and incorporated herein by reference)
10.17	2003 Incentive Award Plan of Cogent Communications Group, Inc. (previously filed as Exhibit 10.1 to our Registration Statement on Form S-8, Commission File No. 333-108702, filed September 11, 2003, and incorporated herein by reference)
10.18	Dark Fiber Lease Agreement dated November 21, 2001, by and between Cogent Communications, Inc. and Qwest Communications Corporation (previously filed as Exhibit 10.13 to our Registration Statement on Form S-4, as amended by a Form S-4/A (Amendment No. 2), Commission File No. 333-71684, filed December 7, 2001, and incorporated herein by reference)†
10.19	H. Helen Lee Employment Agreement with Cogent Communications Group, Inc., dated October 11, 2000 (previously filed as Exhibit 10.19 to our Annual Report on Form 10-K, filed March 31, 2003, and incorporated herein by reference)
10.20	Robert N. Beury, Jr. Employment Agreement with Cogent Communications Group, Inc., dated June 15, 2000 (previously filed as Exhibit 10.20 to our Annual Report on Form 10-K, filed March 31, 2003, and incorporated herein by reference)
10.21	Mark Schleifer Employment Agreement with Cogent Communications Group, Inc., dated September 18, 2000 (previously filed as Exhibit 10.21 to our Annual Report on Form 10-K, filed March 31, 2003, and incorporated herein by reference)
31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)

32.1	Certification of Chief Executive Officer (filed herewith)
32.2	Certification of Chief Financial Officer (filed herewith)

†
Confidential treatment requested and obtained as to certain portions. Portions have been omitted pursuant to this request where indicated by an asterisk.

QuickLinks

INDEX
COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2003 AND MARCH 31, 2004 (IN THOUSANDS, EXCEPT SHARE DATA)
COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND MARCH 31, 2004 (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND MARCH 31, 2004 (IN THOUSANDS)
COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2003, and 2004 (unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
  ITEM 4. CONTROLS AND PROCEDURES.
PART II OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS.
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
SIGNATURES
Exhibit Index