Form 10-Q
period 2004-06-30
COGENT COMMUNICATIONS GROUP INC
filed 2004-08-16
CIK 1158324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

Common Stock, $.001 par value 16,045,151 Shares Outstanding as of August 10, 2004

INDEX

PART I FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets of Cogent Communications Group, Inc., and Subsidiaries as of December 31, 2003 and June 30, 2004
Condensed Consolidated Statements of Operations of Cogent Communications Group, Inc., and Subsidiaries for the Three Months Ended June 30, 2003 and June 30, 2004
Condensed Consolidated Statements of Operations of Cogent Communications Group, Inc., and Subsidiaries for the Six Months Ended June 30, 2003 and June 30, 2004
Condensed Consolidated Statements of Cash Flows of Cogent Communications Group, Inc., and Subsidiaries for the Six Months Ended June 30, 2003 and June 30, 2004
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

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2003 AND JUNE 30, 2004

(IN THOUSANDS, EXCEPT SHARE DATA)

	December 31, 2003	June 30, 2004
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,875	$13,000
Short term investments ($753 and $740 restricted, respectively)	4,115	1,839
Accounts receivable, net of allowance for doubtful accounts of $2,868 and $3,109, respectively	5,066	6,754
Accounts receivable — related party	—	1,214
Prepaid expenses and other current assets	905	4,434
Total current assets	17,961	27,241
Property and equipment:
Property and equipment	400,097	457,527
Accumulated depreciation and amortization	(85,691)	(110,884)
Total property and equipment, net	314,406	346,643
Intangible assets:
Intangible assets	26,780	27,809
Accumulated amortization	(18,671)	(23,582)
Total intangible assets, net	8,109	4,227
Other assets ($1,608 and $1,333 restricted, respectively)	3,964	5,199
Total assets	$344,440	$383,310

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,296	$11,036
Accounts payable—related party	—	1,322
Accrued liabilities	7,885	12,313
Current maturities, capital lease obligations	3,646	6,049
Total current liabilities	18,827	30,720
Amended and Restated Cisco Note	17,842	17,842
Convertible subordinated notes, net of discount of $6,084 and $5,606	4,107	4,585
Capital lease obligations, net of current	58,107	102,464
Other long-term liabilities	803	1,621
Total liabilities	99,686	157,232

Commitments and contingencies:
Stockholders’ equity:
Convertible preferred stock, Series F, $0.001 par value; 11,000 shares authorized, issued, and outstanding; liquidation preference of $29,100	10,904	10,904
Convertible preferred stock, Series G, $0.001 par value; 41,030 shares authorized, issued and outstanding; liquidation preference of $123,090	40,787	40,787
Convertible preferred stock, Series H, $0.001 par value; 84,001 shares authorized; 53,372 and 52,023 shares issued and outstanding, respectively; liquidation preference of $7,960	45,990	41,015
Convertible preferred stock, Series I, $0.001 par value; 3,000 shares authorized, 2,575 shares issued and outstanding at June 30, 2004; liquidation preference of $7,725	—	2,545
Convertible preferred stock, Series J, $0.001 par value; 3,891 shares authorized, issued and outstanding at June 30, 2004; liquidation preference of $58,365	—	19,421
Common stock, $0.001 par value; 600,000,000 shares authorized; 13,071,340 and 16,042,844 shares outstanding, respectively	14	16
Additional paid-in capital	232,461	235,786
Deferred compensation	(32,680)	(24,955)
Stock purchase warrants	764	764
Treasury stock, 1,229,235 shares	(90)	(90)
Accumulated other comprehensive income	628	304
Accumulated deficit	(54,024)	(100,419)
Total stockholders’ equity	244,754	226,078
Total liabilities and stockholders’ equity	$344,440	$383,310

The accompanying notes are an integral part of these condensed consolidated statements.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND JUNE 30, 2004

(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended June 30, 2003	Three Months Ended June 30, 2004
	(Unaudited)	(Unaudited)

Net service revenue (none and $503 from related party, respectively)	$15,519	$20,387
Operating expenses:
Network operations (including $51 and $213 of amortization of deferred compensation, respectively, and none and $316 to related party, respectively, exclusive of amounts shown separately)	12,282	13,486
Selling, general, and administrative (including $761 and $2,832 of amortization of deferred compensation, respectively, and $1,718 and $1,192 of allowance for doubtful accounts, respectively)	7,978	12,370
Depreciation and amortization	11,827	13,749
Total operating expenses	32,087	39,605
Operating loss	(16,568)	(19,218)
Interest income and other	315	120
Interest expense	(6,543)	(3,127)
Net loss	$(22,796)	$(22,225)

Net loss per common share:
Basic and diluted net loss per common share	$(6.54)	$(1.48)

Weighted-average common shares—basic and diluted	3,483,838	15,062,602

The accompanying notes are an integral part of these condensed consolidated statements.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND JUNE 30, 2004

(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

	Six Months Ended June 30, 2003	Six Months Ended June 30, 2004
	(Unaudited)	(Unaudited)

Net service revenue (none and $1,115 from related party, respectively)	$29,751	$41,332
Operating expenses:
Network operations (including $108 and $425 of amortization of deferred compensation, respectively, and none and $1.4 million to related party, respectively, exclusive of amounts shown separately)	23,021	29,433
Selling, general, and administrative (including $1,440 and $5,652 of amortization of deferred compensation, respectively, and $2,211 and $2,020 of allowance for doubtful accounts, respectively)	15,142	24,771
Depreciation and amortization	23,038	28,285
Total operating expenses	61,201	82,489
Operating loss	(31,450)	(41,157)
Gain—Allied Riser note exchange	24,802	—
Interest income and other	710	1,132
Interest expense	(14,944)	(6,370)
Net loss	$(20,882)	$(46,395)

Beneficial conversion charge	—	(22,028)

Net loss applicable to common stock	$(20,882)	$(68,423)

Net loss per common share:
Basic and diluted net loss per common share	$(5.99)	$(3.25)

Beneficial conversion charge	—	(1.55)

Basic and diluted net loss per common share applicable to common stock	$(5.99)	$(4.80)

Weighted-average common shares—basic and diluted	3,483,838	14,255,872

The accompanying notes are an integral part of these condensed consolidated statements.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND JUNE 30, 2004

(IN THOUSANDS)

	Six Months Ended June 30, 2003	Six Months Ended June 30, 2004
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(20,882)	$(46,395)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain—Allied Riser note exchange	(24,802)	—
Gain—sale of warrant	—	(843)
Depreciation and amortization	23,038	28,285
Amortization of debt costs	1,164	—
Amortization of debt discount—convertible notes	1,432	478
Amortization of deferred compensation	1,548	6,077
Loss on equipment sale	—	106
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	678	4,884
Accounts receivable—related party	—	(1,233)
Prepaid expenses and other current assets	(699)	2,146
Other assets	1,827	189
Accounts payable—related party	—	1,343
Accounts payable, accrued and other liabilities	(2,067)	(12,666)
Net cash used in operating activities	(18,763)	(17,629)
Cash flows from investing activities:
Purchases of property and equipment	(18,297)	(4,038)
Sales of short term investments	2,739	2,276
Purchases of intangible assets	(700)	(161)
Proceeds from other assets acquired – Firstmark acquisition	—	596
Cash acquired—Firstmark acquisition	—	2,159
Cash acquired—Gamma acquisition	—	2,545
Cash acquired—Omega acquisition	—	19,421
Proceeds from sale of equipment	—	276
Proceeds from sale of warrant	—	3,406
Net cash (used in) provided by investing activities	(16,258)	26,480
Cash flows from financing activities:
Borrowings under Cisco credit facility	8,005	—
Repayment of advances from LNG Holdings—related party	—	(1,227)
Exchange agreement payment—Allied Riser notes	(4,998)	—
Repayments of capital lease obligations	(1,609)	(2,081)
Net cash provided by (used in) financing activities	1,398	(3,308)
Effect of exchange rate changes on cash	564	(418)
Net (decrease) increase in cash and cash equivalents	(33,059)	5,125
Cash and cash equivalents, beginning of period	39,314	7,875
Cash and cash equivalents, end of period	$6,255	$13,000
Supplemental disclosures of cash flow information:
Non-cash financing activities—Capital lease obligations incurred	$9,294	$65

Borrowing under credit facility for payment of loan costs and interest	$4,502
Issuance of Series I preferred stock for Gamma common stock		$2,575

Issuance of Series J preferred stock for Omega common stock		$19,454

Symposium Gamma Merger—Firstmark acquisition
Fair value of assets acquired		$155,468
Negative goodwill		(77,232)
Less: valuation of Series I preferred stock issued		(2,575)
Fair value of liabilities assumed		$75,661

The accompanying notes are an integral part of these condensed consolidated statements.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003 and 2004

(unaudited)

1.                                      Description of business:

Cogent Communications, Inc. (“Cogent”) was formed on August 9, 1999, as a Delaware corporation and is located in Washington, DC. Cogent is a facilities-based Internet Services Provider (“ISP”), providing primarily Internet access to businesses located in North America and in Western Europe. In 2001, Cogent formed Cogent Communications Group, Inc., (the “Company”), a Delaware corporation. Effective on March 14, 2001, Cogent’s stockholders exchanged all of their outstanding common and preferred shares for an equal number of shares of the Company, and Cogent became a wholly owned subsidiary of the Company.

The Company’s high-speed Internet access service is delivered to its customers over a fiber-optic network. The Company’s network is dedicated primarily to Internet Protocol data traffic. Since the Company’s April 2002 acquisition of certain assets of PSINet, Inc. (“PSINet”), in addition to its high-speed Internet access service offering, the Company added a more traditional Internet service offering, with lower speed connections provided by leased circuits obtained from telecommunications carriers (primarily local telephone companies). The Company utilizes leased circuits (primarily T-1 lines) to reach customers that purchase this service. The Company provides high-speed Internet access to businesses, universities, operators of Internet web sites, and other Internet service providers in North America and Europe.

Merger with Symposium Omega

On March 30, 2004, Symposium Omega, Inc., (“Omega”) a Delaware corporation and related party, merged with a subsidiary of the Company (Note 11). Prior to the merger, Omega had raised approximately $19.5 million in cash in a private equity transaction with certain existing investors in the Company and acquired the rights to a German fiber optic network. The German fiber optic network had no customers, employees or associated revenues. The Company issued 3,891 shares of Series J convertible preferred stock to the shareholders of Omega in exchange for all of the outstanding common stock of Omega. The accounting for the merger resulted in the Company recording cash of approximately $19.5 million and issuing Series J convertible preferred stock. The acquisition of the German fiber optic network will be accounted for when the purchase closes. This Series J convertible preferred stock is convertible into approximately 120.6 million shares of the Company’s common stock. The German network includes a pair of single mode fibers under a fifteen-year IRU, network equipment, and the co-location rights to facilities in approximately thirty-five points of presence in Germany. The agreement requires a payment of approximately 2.3 million euros and includes monthly service fees of approximately 85,000 euros for co-location and maintenance for the pair of single mode fibers. Approximately 0.2 million euro of the 2.3 million euro was paid through the second quarter of 2004. It is anticipated that the remaining 2.1 million euro payment will be made in the third quarter of 2004. The Company is in the process of integrating this German network into its existing European networks and is offering point-to-point transport, transit services and its North American product set in Germany.

Merger with Symposium Gamma, Inc. and Acquisition of Firstmark Communications Participations S.à r.l. and Subsidiaries (“Firstmark”)

In January 2004, a subsidiary of the Company merged with Symposium Gamma, Inc. (“Gamma”), a related party (Note11). Immediately prior to the merger, Gamma had raised $2.5 million through the sale of its common stock in a private equity transaction with certain existing investors in the Company and new investors and in January 2004, acquired Firstmark for $1. The merger expanded the Company’s network into Western Europe. Under the merger agreement all of the issued and outstanding shares of Gamma common stock were converted into 2,575 shares of the Company’s Series I convertible participating preferred stock. This Series I convertible preferred stock is convertible into approximately 16.0 million shares of the Company’s common stock. The Company is supporting Firstmark’s products including point-to-point transport and transit services in over 40 markets and approximately 20 data centers across Western Europe. The Company has also introduced in Western Europe a new set of products and services based on the Company’s current North American product set.

Capital Account Adjustments Upon Public Offering

The Company has filed a registration statement to sell shares of common stock in a public offering.  The Company intends to effect a one-for-twenty reverse stock split before the effectiveness of the offering contemplated by the prospectus. All share and per share amounts presented herein have not been adjusted for the anticipated reverse stock split. There can be no assurances that the offering will be completed.  In addition, all convertible preferred stock will convert into shares of common stock upon the closing of the offering contemplated by the prospectus.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited condensed consolidated financial statements reflect all normal recurring adjustments that the Company considers necessary for the fair presentation of its results of operations and cash flows for the interim periods covered, and of the financial position of the Company at the date of the interim condensed consolidated balance sheet. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. While the Company believes that the disclosures made are adequate to not make the information misleading, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included elsewhere in this prospectus.

The accompanying unaudited consolidated financial statements include all wholly owned subsidiaries. All inter-company accounts and activity have been eliminated.

Business risk

The Company operates in the rapidly evolving Internet services industry, which is subject to intense competition and rapid technological change, among other factors. The successful execution of the Company’s business plan is dependent upon the Company’s ability to increase the number of customers purchasing services in the buildings connected to and being served by its network (“lit buildings”), its ability to increase its market share, the Company’s ability to integrate acquired businesses and purchased assets, including its recent expansion into Western Europe, into its operations and realize planned synergies, access to capital, the availability of and access to intra-city dark fiber and multi-tenant office buildings, the availability and performance of the Company’s network equipment, the extent to which acquired businesses and assets are able to meet the Company’s expectations and projections, the Company’s ability to retain and attract key employees, and the Company’s ability to manage its growth, among other factors. Although management believes that the Company will successfully mitigate these risks, management cannot give assurances that it will be able to do so or that the Company will ever operate profitably.

International operations

The Company began recognizing revenue from operations in Canada through its wholly owned subsidiary, ARC Canada effective with the closing of the Allied Riser merger on February 4, 2002. All revenue is reported in United States dollars. Revenue for ARC Canada for the three months ended June 30, 2003 and June 30, 2004 was approximately $1.4 million and $1.5 million, respectively. Revenue for ARC Canada for the six months ended June 30, 2003 and June 30, 2004 was approximately $2.7 million and $2.9 million, respectively. ARC Canada’s total consolidated assets were approximately $11.8 million at December 31, 2003 and $11.1 million at June 30, 2004.

The Company began recognizing revenue from operations in Europe through its wholly owned subsidiary, Symposium Gamma, Inc. effective with the January 5, 2004 acquisition of Firstmark. All revenue is reported in United States dollars. Revenue for Firstmark for the three and six months ended June 30, 2004 was approximately $5.0 million and $10.6 million, respectively. Firstmark’s total consolidated assets were approximately $61.1 million at June 30, 2004.

Financial instruments

The Company is party to letters of credit totaling $2.0 million as of June 30, 2004. Securing these letters of credit are restricted investments totaling $2.1 million that are included in short-term investments and other assets. No claims have been made against these financial instruments.

At December 31, 2003 and June 30, 2004, the carrying amount of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and accrued expenses approximated fair value because of the short maturity of these instruments. The Allied Riser convertible subordinated notes remaining after the note exchange discussed in Note 7, have a face value of $10.2 million. These notes were recorded at their fair value of approximately $2.9 million at the merger date when they were trading at $280 per $1,000. The discount is being accreted to interest expense through the maturity date.

Revenue recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition.” The Company’s service offerings consist of telecommunications services typically provided under month-to-month or annual contracts that are billed monthly in advance. Net revenues from telecommunication services are recognized when the services are performed, evidence of an arrangement exists, the fee is fixed and determinable and collection is probable. The probability of collection is determined by an analysis of credit history for new customers and historical payment patterns for existing customers. Service discounts and incentives related to telecommunication services are recorded as a reduction of revenue when granted. Fees billed in connection with customer installations and other non-refundable upfront charges are deferred and recognized ratably over the longer of the estimated customer life or contract term determined by a historical analysis of customer retention, generally one year.

The Company establishes a valuation allowance for collection of doubtful accounts and other sales credit adjustments. Valuation allowances for sales credits are established through a charge to revenue, while valuation allowances for doubtful accounts are established through a charge to selling, general and administrative expenses. The Company assesses the adequacy of these reserves monthly by evaluating general factors, such as the length of time individual receivables are past due, historical collection experience, the economic and competitive environment, changes in the credit worthiness of its customers and any unprocessed customer cancellations. The Company believes that its established valuation allowances are adequate as of December 31, 2003 and June 30, 2004. If circumstances relating to specific customers change or economic conditions worsen such that the Company’s past collection experience and assessment of the economic environment are no longer relevant, the Company’s estimate of the recoverability of its accounts receivable could be further reduced.

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

Foreign Currency

The functional currency of ARC Canada is the Canadian dollar. The functional currency of Firstmark is the euro. The consolidated financial statements of ARC Canada, and Firstmark, are translated into U.S. dollars using the period-end rates of exchange for assets and liabilities and average rates of exchange for revenues and expenses. Gains and losses on translation of the accounts of the Company’s non-U.S. operations are accumulated and reported as a component of other comprehensive income in stockholders’ equity.

Statement of Financial Accounting Standard (“SFAS”) No. 130, “Reporting of Comprehensive Income” requires “comprehensive income” and the components of “other comprehensive income” to be reported in the financial statements and/or notes thereto (amounts in thousands).

	Three months ended June 30, 2003	Three months ended June 30, 2004	Six months ended June 30, 2003	Six months ended June 30, 2004

Net loss applicable to common stock	$(22,796)	$(22,225)	$(20,882)	$(68,423)
Currency translation	344	(201)	564	(324)
Comprehensive loss	$(22,452)	$(22,426)	$(20,318)	$(68,747)

Long-lived assets

The Company’s long-lived assets include property and equipment and identifiable intangible assets to be held and used. These long-lived assets are currently reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed pursuant to Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Pursuant to SFAS No. 144, impairment is determined by comparing the carrying value of these long-lived assets to management’s probability weighted estimate of the future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. The cash flow projections used to make this assessment are consistent with the cash flow projections that management uses internally to assist in making key decisions. In the event an impairment exists, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset, which is generally determined by using quoted market prices or valuation techniques such as the discounted present value of expected future cash flows, appraisals, or other pricing models. Management believes that no such impairment existed in accordance with SFAS No. 144 as of December 31, 2003 or June 30, 2004. In the event there are changes in the planned use of the Company’s long-term assets or the Company’s expected future undiscounted cash flows are reduced significantly, the Company’s assessment of its ability to recover the carrying value of these assets under SFAS No. 144 could change.

Because management’s best estimate of undiscounted cash flows generated from these assets exceeds their carrying value for each of the periods presented, no impairment pursuant to SFAS No. 144 exists. However, because of the significant difficulties confronting the telecommunications industry, management believes that the current fair value of its long-lived assets including its network assets and IRU’s are significantly below the amounts the Company originally paid for them and may be less than their current depreciated cost basis.

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

Stock-based compensation

The Company accounts for its stock option plan and shares of restricted preferred stock granted under its 2003 Incentive Award Plan in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As such, compensation expense related to fixed employee stock options and restricted shares is recorded only if on the date of grant, the fair value of the underlying stock exceeds the exercise price. The Company has adopted the disclosure only requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” which allows entities to continue to apply the provisions of APB Opinion No. 25 for transactions with employees and to provide pro forma net income disclosures as if the fair value based method of accounting described in SFAS No. 123 had been applied to employee stock option grants and restricted shares. The following table illustrates the effect on net income and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 (in thousands except share and per share amounts):

	Three Months Ended June 30, 2003	Three Months Ended June 30, 2004	Six Months Ended June 30, 2003	Six Months Ended June 30, 2004
Net loss, as reported	$(22,796)	$(22,225)	$(20,882)	$(46,395)
Add: stock-based employee compensation expense included in reported net loss, net of related tax effects	812	3,045	1,548	6,077
Deduct: stock-based employee compensation expense determined under fair value based method, net of related tax effects	(984)	(3,045)	(2,480)	(6,077)
Pro forma-net loss	$(22,968)	$(22,225)	$(21,814)	$(46,395)

Net loss per share as reported-basic and diluted	$(6.54)	$(1.48)	$(5.99)	$(3.25)

Pro forma net income loss per share-basic and diluted	$(6.59)	$(1.48)	$(6.26)	$(3.25)

The weighted-average per share grant date fair value of options granted was $0.62 for the three months ended June 30, 2003 and $0.53 for the six months ended June 30, 2003. The fair value of these options was estimated at the date of grant with the following assumptions for the three months ended June 30, 2003—an average risk-free rate of 3.5 percent, a dividend yield of 0 percent, an expected life of 5.0 years and an expected volatility of 163 percent and for the six months ended June 30, 2003—an average risk-free rate of 3.5 percent, a dividend yield of 0 percent, an expected life of 5.0 years and an expected volatility of 240 percent. There were no options granted in the six months ended June 30, 2004. The weighted- average per share grant date fair value of Series H convertible preferred shares granted to employees in the three months ended March 31, 2004 and June 30, 2004 was $1,332.35 and $1,205.32 respectively.  The fair value was determined using the as converted number of common shares times the trading price of the Company’s common stock on the date of grant. Each share of Series H convertible preferred stock converts into approximately 769 shares of common stock. Stock-based employee compensation for the three and six months ended June 30, 2004 was equal to the amount that would have been recorded under the fair value method since the Series H preferred shares were valued using the trading price of the Company’s common stock on the grant date and there were no stock options that vested during the period. During the six months ended June 30, 2004 employees converted 3,963 shares of Series H preferred stock into approximately 3.0 million share of common stock.

Basic and diluted net loss per common share

Net loss per share is presented in accordance with the provisions of SFAS No. 128 “Earnings per Share”. SFAS No. 128 requires a presentation of basic EPS and diluted EPS. Basic EPS excludes dilution for common stock equivalents and is computed by dividing income or loss available to common stockholders by the weighted-average number of common shares outstanding for the period, adjusted, using the if-converted method, for the effect of common stock equivalents arising from the assumed conversion of participating convertible securities, if dilutive. Diluted net loss per common share is based on the weighted-average number of shares of common stock outstanding during each period, adjusted for the effect of common stock equivalents arising from the assumed exercise of stock options, warrants, the conversion of preferred stock and conversion of participating convertible securities, if dilutive. Common stock equivalents have been excluded from the net loss per share calculation when their effect would be anti-dilutive.

For the three and six months ended June 30, 2004 the following securities were not included in the computation of earnings per share as they are anti-dilutive: preferred stock convertible into approximately 500 million shares of common stock, options to purchase 121,600 shares of common stock at a weighted-average exercise price of 0.45 per share, warrants for 104,000 shares of common stock at a weighted average exercise price of $11.30 per share and 21,329 shares of common stock issuable on the conversion of the Allied Riser convertible subordinated notes. For the three and six months ended June 30, 2003, approximately 20,000 shares of common stock issuable on the conversion of the Allied Riser convertible subordinated notes were not included in the computation of earnings per share as they are anti-dilutive.

Asset retirement obligations

In accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations,” the fair value of a liability for an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company measures changes in the liability for an asset retirement obligation due to passage of time by applying an interest method of allocation to the amount of the liability at the beginning of the period. The interest rate used to measure that change is the credit-adjusted risk-free rate that existed when the liability was initially measured.

Recent Accounting Pronouncements

In March 2004, the FASB ratified the consensuses reached by Emerging Issues Task Force in Issue No. 03-06, “Participating Securities and the Two-Class Method under FASB Statement No. 128” (“EITF 03-06”). EITF 03-06 clarifies the definitional issues surrounding participating securities and requires companies to restate prior earnings per share amounts for comparative purposes upon adoption. The Company has adopted the provisions of EITF 03-06 in the second quarter of 2004, and the Company has restated its previously disclosed basic earnings per share amounts to include its participating securities in basic earnings per share when dilutive. As a result, basic income per share available to common shareholders decreased from $0.55 to $0.14 for the quarter ended March 31, 2003, from $13.59 to $0.63 for the quarter ended September 30, 2003, and from $11.46 to $0.56 for the year ended December 31, 2003.   The adoption of EITF 03-06 did not have an impact on any of the periods presented, herein as the inclusion of participating securities in basic earnings per share for these periods is anti-dilutive.

2.                                         Acquisitions:

The merger with Firstmark was recorded in the accompanying financial statements under the purchase method of accounting. The Firstmark purchase price allocation is preliminary and further refinements may be made if certain assumed accounts payable and accrued liabilities do not result in cash payments. During the second quarter of 2004 the assumed liabilities were reduced by approximately $0.6 million resulting in an increase in negative goodwill. The operating results related to the merger with Firstmark has been included in the consolidated statements of operations from the date of acquisition. The Firstmark acquisition closed on January 5, 2004.

The purchase price of Firstmark was approximately $78.2 million which includes the fair value of the Company’s Series I preferred stock of $2.6 million and assumed liabilities of $75.7 million. The fair value of assets acquired was approximately $155.5 million which then gave rise to negative goodwill of approximately $77.3 million. Negative goodwill was allocated to long-lived assets, resulting in recorded assets acquired of $78.2 million.

The following table summarizes the recorded values of the assets acquired and the liabilities assumed (in thousands).

Firstmark

Current assets	$17,374
Property and equipment	55,862
Intangible assets	855
Other assets	4,145
Total assets acquired	$78,236
—
Current liabilities	25,118
Other long term liabilities	860
Capital lease obligations	49,683
Total liabilities assumed	75,661
Net assets acquired	$2,575

The intangible assets acquired in the Firstmark acquisition were customer contracts and licenses. The Firstmark customer contracts ($0.4 million) are being amortized over two years and licenses ($0.4 million) over the terms of the licenses. The Firstmark acquisition was assumed to occur on January 1, 2004 since the results of Firstmark for the period from January 1, 2004 to January 4, 2004 were not material. Pro forma combined results for Omega are not included below since the Omega acquisition was not considered the acquisition of a business, because Omega had no customers, employees or associated revenues. If the Firstmark acquisition had taken place at the beginning of 2003, the unaudited pro forma combined results of the Company for the six months ended June 30, 2003 would have been as follows (amounts in thousands, except per share amounts).

Six Months Ended June 30, 2003

Revenue	$43,226
Net loss	(47,323)
Net loss per share—basic and diluted	$(13.58)

In management’s opinion, these unaudited pro forma amounts are not necessarily indicative of what the actual results of the combined operations might have been if the Firstmark acquisition had been effective at the beginning of 2003.

3.                                      Property and equipment:

Property and equipment consisted of the following (in thousands):

	December 31, 2003	June 30, 2004

Owned assets:
Network equipment	$186,204	$210,308
Software	7,482	7,572
Office and other equipment	4,120	14,316
Leasehold improvements	50,387	52,386
System infrastructure	32,643	33,396
Construction in progress	988	181
	281,824	318,159
Less—Accumulated depreciation and amortization	(72,762)	(93,885)
	209,062	224,274
Assets under capital leases:
IRUs	118,273	139,368
Less—Accumulated depreciation and amortization	(12,929)	(16,999)
	105,344	122,369
Property and equipment, net	$314,406	$346,643

Depreciation and amortization expense related to property and equipment was $9.3 million and $11.5 million for the three months ended June 30, 2003 and June 30, 2004, respectively, and was $18.3 million and $23.3 million for the six months ended June 30, 2003 and June 30, 2004, respectively.

Capitalized labor and related costs

For the three months ended June 30, 2003 and June 30, 2004, the Company capitalized salaries and related benefits of $0.8 million and $0.4 million, respectively. For the six months ended June 30, 2003 and June 30, 2004, the Company capitalized salaries and related benefits of $1.7 million and $0.8 million, respectively.

4.                                      Accrued liabilities:

Accrued liabilities consist of the following (in thousands):

	December 31, 2003	June 30, 2004

General operating expenditures	$4,541	$5,366
Payroll and benefits	419	540
Litigation settlement accruals	400	195
Taxes	1,584	2,564
Interest	455	2,303
Deferred revenue	486	1,345
Total	$7,885	$12,313

5.                                      Intangible assets:

Intangible assets consist of the following (in thousands):

	December 31, 2003	June 30, 2004

Customer contracts	$8,145	$8,593
Peering arrangements	16,440	16,440
Trade name	1,764	1,764
Other	—	167
Licenses	—	414
Non compete agreements	431	431
Total	26,780	27,809
Less—accumulated amortization	(18,671)	(23,582)
Intangible assets, net	$8,109	$4,227

Amortization expense for the three months ended June 30, 2003 and June 30, 2004 was approximately $2.5 million and $2.2 million, respectively. Amortization expense for the six months ended June 30, 2003 and June 30, 2004 was approximately $4.8 million and $4.9 million, respectively. Future amortization expense related to intangible assets is $3.8 million, $0.2 million and $0.2 million for the twelve-month periods ending June 30, 2005, 2006, and 2007, respectively.

6.                                      Other assets:

Other assets consist of the following (in thousands):

	December 31, 2003	June 30, 2004

Prepaid expenses	$378	$317
Deposits	3,419	4,466
Deferred public offering costs	—	416
Other	167	—
Total	$3,964	$5,199

In the Firstmark acquisition the Company obtained warrants to purchase 506,600 ordinary shares (originally 5,066 shares which were subsequently split at a ratio of 1 to 100) of Floware Wireless Systems Ltd. a company listed on the NASDAQ since September 2000. The warrants were exercisable through March 2005, at a price of $3.89 per share and were valued at the acquisition date at a fair market value of approximately $2.6 million under the Black-Scholes method of valuation. In 2001 Floware Wireless Systems Ltd. (“Floware”) merged into Breezecom Ltd. (“Breezecom”). Breezecom subsequently changed its name to Alvarion Ltd. In January 2004, the Company exercised the warrants and sold the related securities for proceeds of approximately $3.4 million resulting in a gain of approximately $0.8 million recorded during the six months ended June 30, 2004 and is included as a component of interest and other income in the accompanying condensed consolidated financial statements.

7.                                      Long-term debt:

Restructuring and Amended and Restated Credit Agreement

In March 2000, Cogent entered into a $280 million credit facility with Cisco Capital. In March 2001, the credit facility was increased to $310 million and in October 2001 the agreement was increased to $409 million. Immediately prior to the restructuring of the credit facility on July 31, 2003, the Company was indebted under the Cisco credit facility for a total of $269.1 million ($262.8 million of principal and $6.3 million of accrued but unpaid interest). On June 12, 2003, the Company’s Board of Directors approved a transaction with Cisco Systems, Inc. (“Cisco”) and Cisco Capital that restructured the Company’s indebtedness to Cisco Capital.

In order to restructure the Company’s credit facility, the Company, Cisco and Cisco Capital entered into an agreement (the “Exchange Agreement”) which, among other things, cancelled the principal amount and accrued interest and returned warrants exercisable for the purchase approximately 0.8 million shares of Common Stock (the “Cisco Warrants”) in exchange for a cash payment by the Company of $20 million, the issuance of 11,000 shares of the Company’s Series F participating convertible preferred stock, and the issuance of a $17.0 million amended and restated promissory note (the “Amended and Restated Cisco Note”) under an Amended and Restated Credit Agreement. The Exchange Agreement provides that the entire debt to Cisco Capital is reinstated if Cisco Capital is forced to disgorge the cash payment received under the Exchange Agreement. The debt restructuring transaction has been accounted for as a troubled debt restructuring pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 15, “Accounting by Debtors and Creditors of Troubled Debt Restructurings”. Under SFAS No. 15, the Amended and Restated Cisco Note was recorded at its principal amount plus the total estimated future interest payments.

In order to restructure the Company’s credit facility, the Company also entered into an agreement (the “Purchase Agreement”) with certain of the Company’s existing preferred stockholders (the “Investors”), pursuant to which the Company sold to the Investors in several sub-series, 41,030 shares of the Company’s Series G participating convertible preferred stock for $41.0 million in cash. Under the Purchase Agreement the Company’s outstanding Series A, B, C, D and E participating convertible preferred stock (“Existing Preferred Stock”) were converted into approximately 10.8 million shares of common stock.

On July 31, 2003, the Company, Cisco Capital, Cisco and the Investors closed on the Exchange Agreement and the Purchase Agreement.

Under the Amended and Restated Credit Agreement, Cisco Capital’s obligation to make additional loans to the Company was terminated. Additionally the Amended and Restated Credit Agreement eliminated the Company’s financial performance covenants. Cisco Capital retained its senior security interest in substantially all of the Company’s assets; however, the Company may subordinate Cisco Capital’s security interest in the Company’s accounts receivable to another lender. The Amended and Restated Cisco Note is to be repaid in three installments. Interest is not payable, and does not accrue for the first 30 months, unless the Company defaults. When the Amended and Restated Cisco Note accrues interest, interest accrues at the 90-day LIBOR rate plus 4.5%. The Amended and Restated Cisco Note is subject to mandatory prepayment in full, without prepayment penalty, upon the occurrence of the closing of any change in control of the Company, the completion of any equity financing or receipt of loan proceeds in excess of $30.0 million, the achievement by the Company of four consecutive quarters of positive operating cash flow of at least $5.0 million, or the merger of the Company resulting in a combined entity with an equity value greater than $100.0 million; each of these events is defined in the agreement. The debt is subject to partial mandatory prepayment in an amount equal to the lesser of $2.0 million or the amount raised if the Company raises less than $30.0 million in a future equity financing.

Future maturities of principal and estimated future interest under the Amended and Restated Cisco Note are as follows (in thousands):

For the year ending June 30,
2005	$—
2006	7,234
2007	5,444
2008	5,164
Thereafter	—
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

In January 2003, the Company, Allied Riser and the holders of approximately $106.7 million in face value of Notes entered into an exchange agreement and a settlement agreement. Pursuant to the exchange agreement, these note holders surrendered their Notes, including accrued and unpaid interest, in exchange for a cash payment of approximately $5.0 million, 3.4 million shares of the Company’s Series D preferred stock and 3.4 million shares of the Company’s Series E preferred stock. This preferred stock, at issuance, was convertible into approximately 4.2% of the Company’s then outstanding fully diluted common stock. Pursuant to the settlement agreement, these note holders dismissed their litigation against the Company with prejudice in exchange for the cash payment. These transactions closed in March 2003 when the agreed amounts were paid and the Company issued the Series D and Series E preferred shares. The settlement and exchange transactions together eliminated $106.7 million in face amount of the notes due in June 2007, interest accrued on the Notes since the December 15, 2002 interest payment, all future interest payment obligations on the Notes and settled the note holder litigation.

As of December 31, 2002, the Company had accrued the amount payable under the settlement agreement, net of a recovery of $1.5 million under its insurance policy. This resulted in a net expense of $3.5 million recorded in 2002. The $4.9 million payment required under the settlement agreement was paid in March 2003. The Company received the $1.5 million insurance recovery in April 2003. The exchange agreement resulted in a gain of approximately $24.8 million recorded in March 2003. The gain resulted from the difference between the $36.5 million net book value of the notes ($106.7 face value less the related discount of $70.2 million) and $2.0 million of accrued interest and the exchange consideration which included $5.0 million in cash and the $8.5 million estimated fair market value for the Series D and Series E preferred stock less approximately $0.2 million of transaction costs. The estimated fair market value for the Series D and Series E preferred stock was determined by using the price per share of our Series C preferred stock which represented the Company's most recent equity transaction for cash.

The terms of the remaining $10.2 million of Notes were not impacted by these transactions and they continue to be due on June 15, 2007. These $10.2 million notes were recorded at their fair value of approximately $2.9 million at the merger date. The discount is accreted to interest expense through the maturity date. The Notes are convertible at the option of the holders into approximately 21,000 shares of the Company’s common stock. Interest is payable semiannually on June 15 and December 15, and is payable, at the election of the Company, in either cash or registered shares of the Company’s common stock. The Notes are redeemable at the Company’s option at any time on or after the third business day after June 15, 2004, at specified redemption prices plus accrued interest.

8.                                      Commitments and contingencies:

Capital leases-Fiber lease agreements

The Company has entered into various lease agreements with fiber providers for dark fiber primarily under 15-25 year IRUs. Once the Company has accepted the related fiber route, if the lease meets the criteria for treatment as a capital lease it is recorded as a capital lease obligation and IRU asset.

The future minimum commitments under these agreements are as follows (in thousands):

For the year ending June 30,
2005	$16,204
2006	14,898
2007	13,291
2008	13,030
2009	11,251
Thereafter	108,583
Total minimum lease obligations	177,257
Less-amounts representing interest	(68,744)
Present value of minimum lease obligations	108,513
Current maturities	(6,049)
Capital lease obligations, net of current maturities	$102,464

Fiber Leases and Construction Commitments

Certain of the Company’s agreements for the construction of building laterals and for the leasing of metro fiber rings and lateral fiber include minimum specified commitments. The future commitment under these arrangements was approximately $3.7 million at June 30, 2004.

Current and Potential Litigation

In May 2004 the Company settled a dispute with the former landlord of one of its subsidiaries, Allied Riser Operations Corporation, in Dallas, Texas for a payment by the Company of $0.6 million.  The settlement terminated the lawsuit and resolved the dispute with respect to the termination of the lease that was the subject of the lawsuit.

The Company generally accrues for the amounts invoiced by its providers of telecommunications services. Liabilities for telecommunications disputed costs are generally reduced when the vendor acknowledges the reduction in its invoice and the credit is granted. In 2002, one telecommunications vendor invoiced the Company for approximately $1.7 million in excess of what the Company believes is contractually due to the vendor. The vendor has initiated an arbitration proceeding related to this dispute. Another vender has invoiced the Company for approximately $0.6 million that it is disputing.  The Company is also involved in a dispute over intercompany services provided by and to Lambdanet Germany, a sister company of Firstmark’s French subsidiary—LNF and Firstmark’s Spanish subsidiary—LNE (See Note 11).  The Company intends to vigorously defend its position related to these charges and feels that it has adequately reserved for the potential liability.

In 2003, a counterclaim was filed against the Company by a former employee in state court in California. The former employee asserted primarily that additional commissions were due to the employee. The Company had filed a claim against this employee for breach of contract among other claims. A judgment was awarded and the Company has appealed this decision. The Company has recorded a liability for the estimated net loss under this judgment.

The Company has been made aware of several other companies in its own and in other industries that use the word “Cogent” in their corporate names. One company has informed the Company that it believes the Company’s use of the name “Cogent” infringes on its intellectual property rights in that name. If such a challenge is successful, the Company could be required to change its name and lose the goodwill associated with the Cogent name in its markets. Management does not believe such a challenge, if successful, would have a material impact on the Company’s business, financial condition or results of operations.

In December 2003 five former employees of the Company’s Spanish subsidiary filed claims related to their termination of employment.  The initial rulings of the Spanish court have supported the Company’s position.  The Company intends to continue to vigorously defend its position related to these charges and feels that it has adequately reserved for the potential liability.

The Company is involved in other legal proceedings in the normal course of business which management does not believe will have a material impact on the Company’s financial condition.

Operating leases and license agreements

The Company leases office space, network equipment sites, and facilities under operating leases. The Company also enters into building access agreements with the landlords of its targeted multi- tenant office buildings. Future minimum annual commitments under these arrangements are as follows (in thousands):

For the year ending June 30,
2005	$20,425
2006	17,367
2007	14,767
2008	10,922
2009	8,745
Thereafter	33,190
$105,416

Rent expense, net of sublease income, for the three months ended June 30, 2003 and June 30, 2004 was approximately $0.6 million and $2.1 million, respectively. Rent expense, net of sublease income, for the six months ended June 30, 2003 and June 30, 2004 was approximately $1.1 million and $3.9 million, respectively. The Company has subleased certain office space and facilities. Future minimum payments under these sublease agreements are approximately $0.9 million, $0.7 million, $0.3 million, $0.2 million and $0.1 million for the years ending June 30, 2005 through June 30, 2009, respectively.

Maintenance and fiber lease agreements

The Company pays monthly fees for maintenance of its fiber optic network. In certain cases, the Company connects its customers and the buildings it serves to its national fiber-optic backbone using intra-city and inter-city fiber under operating lease commitments from various providers under contracts that range from month-to-month to five year terms.

Future minimum obligations related to these arrangements are as follows (in thousands):

Year ending June 30,
2005	$5,718
2006	4,518
2007	3,856
2008	3,928
2009	3,884
Thereafter	46,191
$68,095

Shareholder Indemnification

In November 2003, the Company’s Chief Executive Officer acquired LNG Holdings S.A. (“LNG”). LNG, through its LambdaNet group of subsidiaries, operated a carriers’ carrier fiber optic transport business in Europe. In connection with this transaction, the Company provided an indemnification to certain former LNG shareholders due to the possibility of acquiring certain LNG assets. The guarantee is without expiration and covers claims related to LNG’s LambdaNet subsidiaries and actions taken in respect thereof including actions related to the transfer of ownership interests in LNG. Should the Company be required to perform, the Company will defend the action and may attempt to recover from LNG and other involved entities.  The Company has recorded a long-term liability of approximately $0.2 million for the estimated fair value of this obligation and believes that the maximum loss exposure is limited to the as converted value of its Series I preferred stock.

LambdaNet Communications Deutschland, AG (“Lambdanet Germany”)

The Company attempted to acquire Lambdanet Germany, but was unable to reach agreement with Lambdanet Germany’s bank creditors. Firstmark has made use of Lambdanet Germany’s facilities to complete communications circuits into Germany and has also depended on Lambdanet Germany for network operations support, billing and other services. The Company has begun the process of fully separating the operations of Firstmark from Lambdanet Germany but this process is not complete and there may be disruptions as this process proceeds.

9.                                      Stockholders’ equity:

In June 2003, the Company’s board of directors and shareholders approved an amended and restated charter that increased the number of authorized shares of the Company’s common stock from 21.1 million shares to 395.0 million shares, eliminated the reference to the Company’s Series A, B, C, D, and E preferred stock (“Existing Preferred Stock”) and authorized 120,000 shares of authorized but unissued and undesignated preferred stock. In April 2004, the Company’s board of directors and shareholders approved an amended and restated charter that increased the number of authorized shares of the Company’s common stock from 395.0 million shares to 600.0 million shares and increased the shares of undesignated preferred stock from 120,000 shares to 170,000 shares.

On July 31, 2003 and in connection with the Company’ restructuring of its debt with Cisco Capital, all of the Company’s Existing Preferred Stock was converted into approximately 10.8 million shares of common stock. At the same time the Company issued 11,000 shares of Series F preferred stock to Cisco Capital under the Exchange Agreement and issued 41,030 shares of Series G preferred stock for gross proceeds of $41.0 million to the Investors under the Purchase Agreement.

In January 2004, Symposium Gamma Inc. (“Gamma”) merged with a subsidiary of the Company. Under the merger agreement all of the issued and outstanding shares of Gamma common stock were converted into 2,575 shares of the Company’s Series I convertible participating preferred stock and the Company became Gamma and Firstmark’s sole shareholder.

On March 30, 2004, Symposium Omega, Inc., (“Omega”) a Delaware corporation merged with a subsidiary of the Company. Prior to the merger Omega had raised approximately $19.5 million in cash and acquired the rights to acquire a German fiber optic network. The Company issued 3,891 shares of Series J convertible preferred stock to the shareholders of Omega in exchange for all of the outstanding common stock of Omega.

Each share of the Series F preferred stock, Series G preferred stock, Series H preferred stock, Series I preferred stock and Series J preferred stock (collectively, the “New Preferred”) may be converted into shares of common stock at the election of its holder at any time. The Series F, Series G, Series I and Series J preferred stock are convertible into 68.2 million shares, 254.9 million shares, 16.0 million shares, and 120.6 million shares of the Company’s common stock, respectively. The 84,001 authorized shares of Series H preferred stock are convertible into 64.6 million shares of the Company’s common stock. The New Preferred will be automatically converted into common stock, at the then applicable conversion rate in the event of an underwritten public offering of shares of the Company at a total offering of not less than $50 million at a post-money valuation of the Company of $500 million (a “Qualifying IPO”). The conversion prices are subject to adjustment, as defined.

The New Preferred stock votes together with the common stock and not as a separate class. Each share of the New Preferred has a number of votes equal to the number of shares of common stock then issuable upon conversion of such shares. The consent of holders of a majority of the outstanding Series F preferred stock is required to declare or pay any dividend on the common or the preferred stock of the Company, and the consent of the holders of 80% of the series of the Series G preferred stock, the Series I preferred stock and Series J preferred stock voting together as a class is required prior to an underwritten public offering of the Company’s stock unless the aggregate pre-money valuation of the Company at the time of the offering is at least $500 million, and the gross cash proceeds of the offering are $50 million.

In the event of any dissolution, liquidation, or winding up of the Company, at least $29.1 million, $123.1 million, $8.0 million, $7.7 million and $58.4 million will be paid in cash to the holders of the Series F, G, H, I and J preferred stock, respectively, before any payment is made to the holders of the Company’s common stock.

Offer to exchange—Series H Preferred Stock and 2003 Incentive Award Plan

In September 2003, the Compensation Committee (the “Committee”) of the board of directors adopted and the stockholders approved, the Company’s 2003 Incentive Award Plan (the “Award Plan”). The Award Plan reserved 54,001 shares of Series H preferred stock for issuance under the Award Plan. In September 2003, the Company offered its employees the opportunity to exchange eligible outstanding stock options and certain common stock for restricted shares of Series H participating convertible preferred stock under the Company’s 2003 Incentive Award Plan. Under the offer, the Company recorded a deferred compensation charge of approximately $46.1 million in the fourth quarter of 2003. The Company also granted additional shares of Series H preferred to certain new employees resulting in an additional deferred compensation charge of approximately $1.1 million in 2003 and $2.4 million in the six months ended June 30, 2004. Deferred compensation is being amortized over the vesting period of the Series H preferred stock. For shares granted under the offer to exchange, the vesting period was 27% upon grant with the remaining shares vesting ratably over a three year period and for grants to newly hired employees; the shares vest 25% after one year with the remaining shares vesting ratably over three years. Compensation expense related to Series H preferred stock was approximately $16.4 million for the year ended December 31, 2003 and $6.1 million for the six months ended June 30, 2004. When an employee terminates prior to full vesting, the total remaining deferred compensation charge is reduced, the employee retains their vested shares and the employees’ unvested shares are returned to the plan.

In April 2004, the Company’s board of directors and shareholders approved an amendment to the Company’s 2003 Incentive Award Plan to increase the shares of Series H preferred stock available for grant under the plan from 54,001 to 84,001 shares.   In May 2004, the Company’s board of directors approved the Company’s 2004 Incentive Award Plan under which the Company may make additional awards from the available shares of Series H preferred stock.

Dividends

The Cisco credit facility prohibits the Company from paying cash dividends and restricts the Company’s ability to make other distributions to its stockholders.

Beneficial Conversion Charges

Beneficial conversion charges of $2.5 million and $19.5 million were recorded on January 5, 2004 and March 30, 2004, respectively, since the price per common share at which the Series I and Series J convertible preferred stock convert into at issuance were less than the quoted trading price of the Company’s common stock on that date.

10.                               Segment information:

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company operates as one operating segment. Below are the Company’s net revenues and long lived assets by geographic theater (in thousands):

	Three Months Ended June 30, 2003	Three Months Ended June 30, 2004	Six Months Ended June 30, 2003	Six Months Ended June 30, 2004

Net Revenues
North America	$15,519	$15,372	$29,751	$30,731
Europe	—	5,015	—	10,601
Total	$15,519	$20,387	$29,751	$41,332

	December 31, 2003	June 30, 2004
Long lived assets, net
North America	$322,515	$301,110
Europe	—	49,760
Total	$322,515	$350,870

11.                               Related party:

Office lease

The Company’s headquarters is located in an office building owned by an entity controlled by the Company’s Chief Executive Officer. The Company paid monthly rent to this entity of approximately $30,000 during 2003 and 2004.

LNG Holdings S.A (“LNG”)

In November 2003, approximately 90% of the stock of LNG, the then parent company to Firstmark, was acquired by Symposium Inc. (“Symposium”) a Delaware corporation, for no consideration. Symposium is wholly owned by the Company’s Chief Executive Officer. In January 2004, LNG transferred its interest in Firstmark to Symposium Gamma, Inc. (“Gamma”), a Delaware corporation, in return for $1 and a commitment by Gamma to invest at least $2 million in the operations of Firstmark’s French subsidiary—LNF. Prior to the transfer, Gamma had raised approximately $2.5 million in a private equity transaction with certain existing investors in the Company and new investors. In January 2004, Gamma transferred $2.5 million to LNF and, by so doing, fulfilled the $2.0 million commitment. Symposium continues to own approximately 90% of the stock of LNG.  LNG operates as a holding company.  Its subsidiaries hold assets related to their former telecommunications operations.

In January 2004, euro 215.1 million of Firstmark’s total debt of euro 216.1 million owed to its previous parent LNG, and other amounts payable of euro 4.9 million owed to LNG were assigned to Symposium Gamma, Inc. (“Gamma”) at their fair market value of euro 1 in connection with Gamma’s acquisition of Firstmark. Prior to the Company’s merger with Gamma, and advanced as part of the Gamma merger, LNG transferred euro 1 million to LNF. LNF repaid the euro 1 million to LNG in March 2004. Accordingly, euro 215.1 million of the total euro 216.1 million of the debt obligation and euro 4.9 million of the other amounts payable eliminate in the consolidation of these financial statements.

Symposium Gamma, Inc. (“Gamma”), and Symposium Omega, Inc. (“Omega”)

Gamma and Omega are considered related parties to the Company since both entities had raised cash in private equity transactions with certain existing investors in the Company.  Gamma was formed in order to acquire Firstmark.  Omega was formed in order to acquire and the rights to a German fiber optic network. In December 2003, Gamma was capitalized with approximately $2.5 million in exchange for 100% of Gamma’s common stock.  In March 2004, Omega was capitalized with approximately $19.5 million in exchange for 100% of Omega’s common stock.

Firstmark’s subsidiaries provide network services and in turn utilize the network of LambdaNet Communications AG (“Lambdanet Germany”) in order for each entity to provide services to certain of their customers under a network sharing agreement. Lambdanet Germany was a majority owned subsidiary of LNG from November 2003 until April 2004 when Lambdanet Germany was sold to an unrelated party. During the three and six months ended June 30, 2004 Firstmark recorded revenue of euro 0.4 million ($0.5 million) and 0.9 million euro ($1.1 million), respectively from Lambdanet Germany and network costs of euro 0.3 million ($0.3 million) and 1.1 euro million ($1.4 million), respectively under the network sharing agreement. As of June 30, 2004 Firstmark had recorded net amounts due from Lambdanet Germany of euro 1.0 million and net amounts due to Lambdanet Germany of euro 1.1 million. These amounts are reflects as amounts due from related party ($1.2 million) and amounts due to related party ($1.3 million) in the accompanying condensed consolidated June 30, 2004 balance sheet. The Company is currently in negotiations with the new owner of Lambdanet Germany over the terms of settling these amounts and the network sharing agreement.

12.                                  Subsequent Events:

On August 12, 2004, the Company merged with UFO Group, Inc. (UFO Group).  The Company issued 2,600 shares of its newly authorized Series K convertible preferred stock in exchange for the outstanding shares of UFO Group.  The Series K preferred stock converts into approximately 16 million shares of the Company’s common stock and has rights and privileges similar to the Company’s Series I preferred stock.  Prior to the merger, UFO Group had acquired the majority of the assets of Unlimited Fiber Optics, Inc. (UFO).   UFO’s customer base is comprised of data service customers and its network is comprised of fiber optic facilities located in San Francisco, Los Angeles and Chicago.  UFO billed its customers approximately $0.4 million for its July 2003 services. The acquired assets included net cash of approximately $2.0 million, all of UFO’s customer contracts, customer accounts receivable and certain network equipment.  Assumed liabilities include certain vendor relationships and accounts payable.  The Company intends to integrate these acquired assets into its operations and onto its broadband network.

In July 2004, LNF re-located its Paris headquarters.  The estimated net present value of the remaining lease obligation, net of estimated sub lease income, is approximately $1.3 million and will be recorded as a restructuring charge in July 2004.

ITEM 2.                                                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward Looking Statements

Our Form 10-Q disclosure and analysis concerning our operations, cash flows and financial position includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “expects,” “anticipates,” “intends,” “plans,”“believes,” “estimates” and similar expressions are forward-looking statements. Although these statements are based upon assumptions we consider reasonable, they are subject to risks and uncertainties that are described more fully below and in our Registration Statement on Form S-1 dated May 18, 2004 (as amended).  Accordingly, we can give no assurance that we will achieve the results anticipated or implied by our forward-looking statements.

General Overview

We are a leading facilities-based provider of low-cost, high-speed Internet access and IP connectivity. We evaluate our industry position using independent third-party studies that evaluate participants in the industry based on network capacity, Internet Protocol address control and the number of peering arrangements held. Our network has been designed and optimized to transmit data using Internet Protocol, which provides us with significant cost and performance advantages over legacy networks. We deliver our services to more than 4,700 small and medium-sized businesses, communications service providers, and other bandwidth-intensive organizations located in North America and Europe. Our primary service is providing Internet access at a speed of 100 Megabits per second, much faster than typical Internet access currently offered to businesses. It is delivered through our own facilities running all the way to our customers’ premises.

Our network is comprised of in-building riser facilities, metropolitan optical fiber networks, metropolitan traffic aggregation points and intercity transport facilities. The network is physically connected entirely through our facilities to over 925 buildings in which we provide our on-net services, including over 780 multi-tenant office buildings. We also provide on-net services in carrier-neutral colocation facilities, data centers and single-tenant office buildings. Because of our network architecture, we are not dependent on local telephone companies to serve our on-net customers. In addition to providing our on-net services, we also provide Internet connectivity to customers that are not located in buildings directly connected to our network. We serve these off-net customers using other carriers’ facilities to provide the last mile portion of the link from our customers’ premises to our network. We emphasize the sale of on-net services because sales of these services generate higher gross profit margins. For the three months ended June 30, 2003, 54.6% of our net service revenue was generated from on-net customers as compared to 66.9% in the same period in 2004.

We have grown our net service revenue from $3.0 million for the year ended December 31, 2001 to $59.4 million for the year ended December 31, 2003 and from $15.5 million for the three months ended June 30, 2003 to $20.4 million for the three months ended June 30, 2004. Net service revenue is determined by subtracting our allowances for sales credit adjustments and unfulfilled purchase obligations from our gross service revenue. We have generated our growth through the strategic acquisitions of communications network assets, primarily from financially distressed companies, and the continued expansion of our network of on-net buildings. Our results for 2003 do not include the impact of our most recent acquisitions that extended our business into Europe. The acquisition of Firstmark Communications Participation S.à r.l., or Firstmark, on January 5, 2004 extended our network into France, Spain, the United Kingdom, Belgium, Switzerland and the Netherlands. On March 30, 2004, we obtained rights to approximately 1,500 fiber route miles and other assets that were once part of the Carrier 1 International S.A. network in Germany. We are in the process of integrating these network assets into our network and are expanding our current on-net service offerings into Europe. As with prior acquisitions, we plan to continue to support a number of legacy service offerings in Europe, but will focus our efforts on selling our on-net IP data service offerings.

Our net service revenue is derived from our on-net, off-net and non-core services, which comprised 54.6%, 24.3% and 21.1% of our net revenue, respectively, for the three months ended June 30, 2003 and 66.9%, 21.2% and 11.9% for the three months ended June 30, 2004. Our on-net service consists of high-speed Internet access and Internet Protocol connectivity ranging from 0.5 Mbps per second to 1,000 Mbps per second of bandwidth. We offer our on-net services to customers located in buildings that are physically connected to our network. Off-net services are sold to businesses that are connected to our network primarily by means of T1 and T3 lines obtained from other carriers. Our non-core services, which consist of legacy services of companies whose assets or businesses we have acquired, include email, dial-up Internet, shared web hosting, managed web hosting, managed security, voice services provided in Toronto, Canada only, and services provided to LambdaNet Germany under a network sharing arrangement as discussed below. We do not actively market these non-core services and expect the revenue associated with them to decline.

In connection with each of our acquisitions in which we have acquired customer contracts, some portion of these customers have elected not to continue purchasing services from us. Accordingly, historical operating results from the acquired businesses or assets have not been indicative of our combined results. Our evaluation of potential acquisitions contemplates such patterns of revenue erosion. Our results attributable to Firstmark for the first six months of 2004 reflect some of the expected erosion of revenue acquired in Europe and we expect to experience additional material erosion of this revenue. For example, certain customer’s of our LambdaNet France and LambdaNet Spain subsidiaries have indicated to us that they will not continue to purchase or will reduce the amount of services purchased after the expiration of their current contractual obligations. In 2003 revenue under contracts with these customers represented approximately 3.8 million euro of the total 23.5 million euro revenue of Firstmark. Our revenue attributable to Firstmark for the first six months of 2004 declined by $0.6 million, or 10.1% from the first quarter of 2004 to the second quarter of 2004.

We have grown our gross profit from a negative $17.0 million for the year ended December 31, 2001 to $12.4 million for the year ended December 31, 2003 and from $3.3 million for the three months ended June 30, 2003 to $7.1 million for the three months ended June 30, 2004. Our gross profit margin has expanded from 21% in 2003 to 35% for the three months ended June 30, 2004. We determine gross profit by subtracting network operation expenses (exclusive of amounts shown separately), other than amortized deferred compensation, from our net service revenue. The amortization of deferred compensation classified as cost of network services was $0.3 million, $0.2 million and $1.3 million for the years ended December 31, 2001, 2002 and 2003, respectively, and $0.1 million and $0.2 million for the three months ended June 30, 2003 and 2004, respectively. We believe that our gross profit will benefit from the limited incremental expenses associated with providing service to new on-net customers. We have not allocated depreciation and amortization expense to our network operations expense.

Due to our strategic acquisitions of network assets and equipment, we believe we are positioned to grow our revenue base and profitability without significant additional capital investments. We continue to deploy network equipment to other parts of our network to maximize the utilization of our assets without incurring significant additional capital expense. As a result, our future capital expenditures will be based primarily on our planned expansion of on-net buildings and the growth of our customer base. We anticipate that our future capital expenditure rate will be significantly less than our historical capital expenditure rate. However, we may still need to raise additional capital to fund our expansion and this capital may not be available.

Historically, our operating expenses have exceeded our net service revenue resulting in operating losses of $61.1 million, $62.3 million and $81.2 million in 2001, 2002 and 2003, respectively, and $31.5 million and $41.2 million for the six months ended June 30, 2003 and June 30, 2004, respectively. In each of these periods, our operating expenses consisted primarily of the following:

•                                          Network operations expenses consist primarily of the cost of leased circuits, sites and facilities; telecommunications license agreements, network maintenance expenses, salaries of, and expenses related to, employees who are directly involved with maintenance and operation of our network, who we refer to as network employees; and software license fees.

•                                          Selling general and administrative expenses consist primarily of salaries, bonuses and related benefits paid to our non-network employees and related selling and administrative costs.

•                                          Depreciation and amortization expenses result from the depreciation of our property and equipment, including the assets and capitalized expenses associated with our network and the amortization of our intangible assets.

•                                          Amortization of deferred compensation that results from the expense of amortizing over the vesting period the fair value of our stock options and restricted stock granted to our employees.

We anticipate significant additional deferred compensation expenses in the future based on our board of directors’ recent approval of additional option grants expected to be granted in the third quarter of 2004.  Our board of directors has authorized the grant of stock options exercisable for the purchase of up to approximately 27,000 shares of Series H preferred stock, convertible into 20.4 million shares of our common stock. Certain of these grants are expected to result in additional deferred compensation expense. We would begin amortizing these expenses in the third quarter of 2005.

Acquisitions

Since our inception, we have consummated seven major and three minor acquisitions through which we have expanded our network and customer base and added strategic assets to our business. We have accomplished this primarily by acquiring financially distressed companies or their assets at a significant discount to their original cost. The overall impact of these acquisitions on the operation of our business has been to extend the physical reach of our network in both North America and Europe, expand the breadth of our service offerings, and increase the number of customers to whom we provide our services. The overall impact of these acquisitions on our balance sheet and cash flows has been to significantly increase the assets on our balance sheet, including cash in the case of the Allied Riser merger, increase our indebtedness and increase our cash flows from operations due to our increased customer base and reduce our cash flows from operations due to assumed liabilities and assumed obligations.

Acquisition of UFO Group, Inc.

On August 12, 2004, we merged with UFO Group, Inc. (UFO Group).  We issued 2,600 shares of our Series K convertible preferred stock in exchange for the outstanding shares of UFO Group.  The Series K preferred stock converts into approximately 16 million shares of our common stock and has rights and privileges similar to our Series I preferred stock.  Prior to the merger, UFO Group had acquired the majority of the assets of Unlimited Fiber Optics, Inc. (UFO).   UFO’s customer base is comprised of data service customers and its network is comprised of fiber optic facilities located in San Francisco, Los Angeles and Chicago.UFO billed its customers approximately $0.4 million for its July 2003 services. The acquired assets included net cash of approximately $2.0 million, all of UFO’s customer contracts, customer accounts receivable and certain network equipment.  Assumed liabilities include certain vendor relationships and accounts payable.  We intend to integrate these acquired assets into our operations and onto our broadband network.

Acquisition of European Network

We expanded our network into Europe through a number of related transactions. In September 2003, we began exploring the possibility of acquiring LNG Holdings SA, (LNG) an operator of a European telecommunications network that was on the verge of insolvency. We determined that an acquisition of LNG in whole was not advisable at that time; however, the private equity funds that owned LNG refused to consider a transaction in which we would acquire only parts of the network. In order to prevent LNG from liquidating and to preserve our ability to structure an acceptable acquisition, in November 2003, our Chief Executive Officer formed a corporation that acquired a 90% interest in LNG in return for a commitment to cause at least $2 million to be invested in LNG’s subsidiary LambdaNet France and an indemnification of LNG’s selling stockholders by us and the acquiring corporation. In November 2003, we reached an agreement with investment funds associated with BNP Paribas and certain of our existing investors regarding the acquisition of the LNG network in France, Spain and Germany.

We completed the first step of the European network acquisition in January 2004. The investors funded a corporation that they controlled with $2.5 million and acquired Firstmark, the parent holding company of LambdaNet France and LambdaNet Spain, from LNG for one euro. As consideration, the investors, through the corporation they controlled, entered into a commitment to use reasonable efforts to cause LNG to be released from a guarantee of certain obligations of LambdaNet France and a commitment to fund LambdaNet France with $2.0 million. That corporation was then merged into one of our subsidiaries in a transaction in which the investors received preferred stock that converts into approximately 16.0 million shares of our common stock.

The planned second step of the transaction was the acquisition of the German network of LNG. We attempted to structure an acceptable acquisition which would have included using $19.5 million allocated by the investors to restructure the existing bank debt of LambdaNet Germany; however, we subsequently concluded that it was unlikely that we could structure an acceptable acquisition of LambdaNet Germany, and we began to seek an alternative German network acquisition in order to complete the European portion of our network and meet the conditions required to cause the investors to fund $19.5 million.

In March 2004, we identified network assets in Germany formerly operated as part of the Carrier 1 network as an attractive acquisition opportunity. Pursuant to the November commitment, the investors funded a newly-formed Delaware corporation with $19.5 million and that corporation, through a German subsidiary, acquired the rights to the Carrier 1 assets for 2.3 million euros. That corporation was then merged into one of our subsidiaries in a transaction in which the investors received preferred stock which converts into approximately 120.6 million shares of our common stock. We have paid 0.2 million euros of the 2.3 million euro purchase price and anticipate paying the remaining 2.1 million euros in the third quarter of 2004.

Acquisition of Assets of Fiber Network Services

In February 2003, we acquired the principal assets of Fiber Network Services, Inc., or FNSI, an Internet service provider in the midwestern United States, in exchange for options to purchase 120,000 shares of our common stock and the assumption of certain of FNSI’s liabilities. The acquired assets included FNSI’s customer contracts and accounts receivable. The liabilities that we assumed included accounts payable, facilities leases, customer contractual commitments and note obligations.

Acquisition of PSINet Assets

In April 2002, we purchased the principal assets of PSINet, Inc. out of bankruptcy in exchange for $9.5 million and the assumption of certain liabilities. The assets included certain of PSINet’s accounts receivable, rights to dark fiber pursuant to IRUs, and intangible assets including settlement-free peering agreements, customer contracts and the PSINet trade name. The liabilities that we assumed included leased circuit commitments, facilities leases, customer contractual commitments and colocation arrangements. With the acquisition of PSINet assets we began to offer our off-net service and acquired significant non-core services.

Allied Riser Merger

In February 2002, we acquired Allied Riser Communications Corporation, a facilities-based provider of broadband data, video and voice communications services to small and medium-sized businesses in the United States and Canada in exchange for the issuance of approximately 2.0 million shares of our common stock. As a result of the merger, Allied Riser became a wholly-owned subsidiary of ours. In connection with the merger, we became co-obligor under Allied Riser’s 7 1/2% Convertible Subordinated Notes Due in June 2007.

Acquisition of NetRail Assets

In September 2001, we purchased for $11.7 million the principal assets of NetRail, Inc. out of bankruptcy. The assets included certain customer contracts and the related accounts receivable, circuits, network equipment, and settlement-free peering agreements with Tier-1 Internet service providers.

Results of Operations

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

Three Months Ended June 30, 2003 Compared to the Three Months Ended June 30, 2004

The following summary table presents a comparison of our results of operations for the three months ended June 30, 2003 and 2004 with respect to certain key financial measures. The comparisons illustrated in the table are discussed in greater detail below.

	Three Months Ended June 30,		Percent
	2003	2004	Change
	(unaudited)
	(in thousands)

Net service revenue	$15,519	$20,387	31.4%
Network operations expenses (1)	12,231	13,273	8.5%
Selling, general, and administrative expenses (2)	7,217	9,538	32.2%
Depreciation and amortization expenses	11,827	13,749	16.3%
Interest expense	(6,543)	(3,127)	(52.2)%
Net loss	(22,796)	(22,225)	(2.5)%

(1)                                  Excludes amortization of deferred compensation of $51 and $213 in the three months ended June 30, 2003 and 2004, respectively, which, if included would have resulted in a period-to-period change of 9.8%.

(2)                                  Excludes amortization of deferred compensation of $761 and $2,832 in the three months ended June 30, 2003 and 2004, respectively, which, if included would have resulted in a period-to-period change of 55.1%.

Net Service Revenue.  Our net service revenue increased 31.4% from $15.5 million for the three months ended June 30, 2003 to $20.4 million for the three months ending June 30, 2004. The increase in net service revenue is primarily attributable to $5.0 million of net service revenue from the customers acquired in the Firstmark acquisition and a $3.5 million increase in organic revenue.  We define organic revenue as revenue derived from contracts obtained under our sales efforts.  These increases were partially offset by a $2.8 million decrease in revenue from the customers acquired in the PSINet acquisition and a $0.5 million decrease in revenue from the customers acquired in the FNSI acquisition. For the three months ended June 30, 2003 and 2004, on-net, off-net and non-core services represented

54.6%, 24.3% and 21.1% and 66.9%, 21.2% and 11.9% of our net service revenues, respectively.

Our net service revenue related to our acquisitions is included in our statements of operations from the acquisition dates.  Net service revenue from our January 5, 2004 Firstmark acquisition totaled approximately $5.0 million for the three months ended June 30, 2004.  Approximately $0.5 million of the Firstmark net service revenue during the period was derived from services rendered to LambdaNet Communications Deutschland AG (LambdaNet Germany). LambdaNet Germany was majority-owned by LNG Holdings until April 2004 when it was sold to an unrelated third party. We are in the process of renegotiating LambdaNet Germany’s service contracts and may lose some or all of this revenue. Net service revenue from the acquired PSINet legacy customer contracts totaled approximately $4.5 million for the three months ended June 30, 2003 and $1.8 million for the three months ended June 30, 2004. Net service revenue from our February 28, 2003 FNSI acquisition totaled approximately $1.2 million for the three months ended June 30, 2003 and $0.7 million for the three months ended June 30, 2004.

Network Operations Expenses.  Our network operations expenses, excluding the amortization of deferred compensation, increased 8.5% from $12.2 million for the three months ended June 30, 2003 to $13.3 million for the three months ended June 30, 2004. The increase is primarily attributable to $3.3 million of costs incurred in connection with the operation of our European network after our Firstmark acquisition. The increase was partly offset by a $2.1 million reduction in leased circuit and maintenance expenses resulting primarily from a reduction in the number of off-net PSINet customers. For the three month period ended June 30, 2004, Firstmark recorded $0.3 million of network usage costs from LambdaNet Germany. We are in the process of renegotiating the LambdaNet Germany service contracts. Our total cost of network operations for the three months ended June 30, 2003 and June 30, 2004 includes approximately $0.1 million and $0.2 million, respectively, of amortization of deferred compensation expense classified as cost of network operations.

Selling, General, and Administrative Expenses.  Our SG&A expenses, excluding the amortization of deferred compensation, increased 32.2% from $7.2 million for the three months ended June 30, 2003 to $9.5 million for the three months ended June 30, 2004. SG&A expenses increased primarily from the $2.8 million of SG&A expenses associated with our operations in Europe after our Firstmark acquisition, partially offset by a $0.5 million reduction of expense for the allowance for doubtful accounts. Our total SG&A expenses for the three months ended June 30, 2003 and June 30, 2004 includes $0.8 million and $2.8 million, respectively, of amortization of deferred compensation expense.

Amortization of Deferred Compensation.  The amortization of deferred compensation increased from $0.8 million for the three months ended June 30, 2003 to $3.0 million for the three months ending June 30, 2004. The increase is attributed to the amortization of deferred compensation related to restricted shares of Series H preferred stock granted to our employees primarily in October 2003 under our 2003 Incentive Award Plan.

Depreciation and Amortization Expenses.  Our depreciation and amortization expense increased 16.3% from $11.8 million for the three months ended June 30, 2003 to $13.7 million for the three months ended June 30, 2004. Of this increase, $1.7 million resulted from depreciation and amortization of assets acquired in our Firstmark acquisition.  Additionally, we had more capital equipment and IRUs in service in 2004 than in the same period in 2003. We begin to depreciate our capital assets once the related assets are placed in service.

Interest Expense.  Our interest expense decreased 52.2% from $6.5 million for the three months ended June 30, 2003 to $3.1 million for the three months ended June 30, 2004. Interest expense for the three months ended June 30, 2004, includes interest from our capital lease agreements and our 7 1/2% Convertible Subordinated Notes Due 2007. Interest expense for the three months ended June 30, 2003 also included interest on our Cisco credit facility and the amortization of the related deferred financing costs. The decrease in interest expense resulted from the restructuring of our Cisco credit facility in July 2003. Our Cisco credit facility debt restructuring transaction has been accounted for as a troubled debt restructuring pursuant to Statement of Financial Accounting Standards (SFAS) No. 15, “Accounting by Debtors and Creditors of Troubled Debt Restructurings.” Under SFAS No. 15, the Amended and Restated Cisco Note was recorded at its principal amount plus the total estimated future interest payments. As a result, we did not record interest expense under the Amended and Restated Cisco Note for the three month period ended June 30, 2004.

Income Taxes.  We recorded no income tax expense or benefit for the three months ended June 30, 2003 or the three months ended June 30, 2004. Due to the uncertainty surrounding the realization of our net operating losses and our other deferred tax assets, we have recorded a valuation allowance for the full amount of our net deferred tax assets. For federal and state tax purposes, our net operating loss carry-forwards could be subject to certain limitations on annual utilization if certain changes in ownership were to occur as defined by federal and state tax laws. For federal and state tax purposes, our net operating loss carry-forwards acquired in the Allied Riser merger will be subject to certain limitations on annual utilization due to the change in ownership as defined by federal and state tax laws. Should we achieve profitability, our net deferred tax assets may be available to offset future income tax liabilities.

Net Income Loss.  As a result of the foregoing, net loss was $22.8 million for the three months ended June 30, 2003 as compared to a net loss of $22.2 million for the three months ended June 30, 2004.

Six Months Ended June 30, 2003 Compared to the Six Months Ended June 30, 2004

The following summary table presents a comparison of our results of operations for the six months ended June 30, 2003 and 2004 with respect to certain key financial measures. The comparisons illustrated in the table are discussed in greater detail below.

	Six Months Ended June 30,		Percent
	2003	2004	Change
	(unaudited)
	(in thousands)

Net service revenue	$29,751	$41,332	38.9%
Network operations expenses (1)	22,913	29,008	26.6%
Selling, general, and administrative expenses (2)	13,702	19,119	39.5%
Depreciation and amortization expenses	23,038	28,285	22.8%
Gain – Allied Riser note exchange	24,802	—	—
Interest expense	(14,944)	(6,370)	(57.4)%
Net loss	(20,822)	(46,395)	122.8%

(1)                                  Excludes amortization of deferred compensation of $108 and $425 in the six months ended June 30, 2003 and 2004, respectively, which, if included would have resulted in a period-to-period change of 27.9%.

(2)                                  Excludes amortization of deferred compensation of $1,440 and $5,652 in the six months ended June 30, 2003 and 2004, respectively, which, if included would have resulted in a period-to-period change of 63.6%.

Net Service Revenue.  Our net service revenue increased 38.9% from $29.8 million for the six months ended June 30, 2003 to $41.3 million for the six months ending June 30, 2004. The increase in net service revenue is primarily attributable to $10.6 million of net service revenue from the customers acquired in the January 5, 2004, Firstmark acquisition and a $7.7 million increase in organic revenue.  We define organic revenue as revenue derived from contracts obtained under our sales efforts.  These increases were partially offset by a $6.2 million decrease in revenue from the customers acquired in the PSINet acquisition.  For the six months ended June 30, 2003 and 2004, on-net, off-net and non-core services represented 53.1%, 26.1% and 20.8% and 65.6%, 22.3% and 12.1% of our net service revenues, respectively.

Our net service revenue related to our acquisitions is included in our statements of operations from the acquisition dates.  Net service revenue from our Firstmark acquisition totaled approximately $10.6 million for the six months ended June 30, 2004.  Approximately $1.1 million of the Firstmark net service revenue was derived from services rendered to LambdaNet Communications Deutschland AG (LambdaNet Germany). LambdaNet Germany was majority-owned by LNG Holdings until April 2004 when it was sold to an unrelated third party. We are in the process of renegotiating LambdaNet Germany’s service contracts and may lose some or all of this revenue. Net service revenue from the acquired PSINet legacy customer contracts totaled approximately $9.9 million for the six months ended June 30, 2003 and $3.7 million for the six months ended June 30, 2004. Net service revenue from our FNSI acquisition totaled approximately $1.7 million for the six months ended June 30, 2003 and $1.7 million for the six months ended June 30, 2004.

Network Operations Expenses.  Our network operations expenses, excluding the amortization of deferred compensation, increased 26.6% from $22.9 million for the six months ended June 30, 2003 to $29.0 million for the six months ended June 30, 2004. The increase is primarily attributable to $7.5 million of costs incurred in connection with the operation of our European network after our Firstmark acquisition. The increase was partly offset by a $1.3 million reduction in leased circuit and maintenance expenses resulting primarily from a reduction in the number of off-net PSINet customers. For the six month period ended June 30, 2004, Firstmark recorded $1.4 million of network usage costs from LambdaNet Germany. We are in the process of renegotiating the LambdaNet Germany service contracts. Our total cost of network operations for the six months ended June 30, 2003 and June 30, 2004 includes approximately $0.1 million and $0.4 million, respectively, of amortization of deferred compensation expense classified as cost of network operations.

Selling, General, and Administrative Expenses.  Our SG&A expenses, excluding the amortization of deferred compensation, increased 39.5% from $13.7 million for the six months ended June 30, 2003 to $19.1 million for the six months ended June 30, 2004. SG&A expenses increased primarily from the $5.2 million of SG&A expenses associated with our operations in Europe after our Firstmark acquisition. Our SG&A expenses for the six month period ended June 30, 2004 includes a $0.6 million expense related to the settlement of a dispute with a landlord over a lease acquired in the Allied Riser merger.  Our total SG&A expenses for the six months ended June 30, 2003 and June 30, 2004 include $1.4 million and $5.7 million, respectively, of amortization of deferred compensation expense.

Amortization of Deferred Compensation.  The amortization of deferred compensation increased from $1.5 million for the six months ended June 30, 2003 to $6.1 million for the six months ending June 30, 2004. The increase is attributed to the amortization of deferred compensation related to restricted shares of Series H preferred stock granted to our employees primarily in October 2003 under our 2003 Incentive Award Plan.

Depreciation and Amortization Expenses.  Our depreciation and amortization expense increased 22.8% from $23.0 million for the six months ended June 30, 2003 to $28.3 million for the six months ended June 30, 2004. Of this increase, $3.4 million resulted from depreciation and amortization of assets acquired in our Firstmark acquisition.  Additionally, we had more capital equipment and IRUs in service in 2004 than in the same period in 2003. We begin to depreciate our capital assets once the related assets are placed in service.

Interest Expense.  Our interest expense decreased 57.4% from $14.9 million for the six months ended June 30, 2003 to $6.4 million for the six months ended June 30, 2004. Interest expense for the six months ended June 30, 2004, includes interest from our capital lease agreements and our 7 1/2% Convertible Subordinated Notes Due 2007. Interest expense for the six months ended June 30, 2003 also included interest on our Cisco credit facility and the amortization of the related deferred financing costs. The decrease in interest expense resulted from the March 2003 settlement with the Allied Riser note holders and the restructuring of our Cisco credit facility in July 2003. Our Cisco credit facility debt restructuring transaction has been accounted for as a troubled debt restructuring pursuant to Statement of Financial Accounting Standards (SFAS) No. 15, “Accounting by Debtors and Creditors of Troubled Debt Restructurings.” Under SFAS No. 15, the Amended and Restated Cisco Note was recorded at its principal amount plus the total estimated future interest payments. As a result, we did not record interest expense under the Amended and Restated Cisco Note for the six month period ended June 30, 2004.

Income Taxes.  We recorded no income tax expense or benefit for the six months ended June 30, 2003 or the six months ended June 30, 2004. Due to the uncertainty surrounding the realization of our net operating losses and our other deferred tax assets, we have recorded a valuation allowance for the full amount of our net deferred tax assets. For federal and state tax purposes, our net operating loss carry-forwards could be subject to certain limitations on annual utilization if certain changes in ownership were to occur as defined by federal and state tax laws. For federal and state tax purposes, our net operating loss carry-forwards acquired in the Allied Riser merger will be subject to certain limitations on annual utilization due to the change in ownership as defined by federal and state tax laws. Should we achieve profitability, our net deferred tax assets may be available to offset future income tax liabilities.

Gain on Allied Riser Note Exchange.  In connection with the exchange and settlement related to our 7 1/2% Convertible Subordinated Notes Due 2007 we recorded a gain of approximately $24.8 million during the six months ended June 30, 2003. This gain results from the difference between the $36.5 million net book value of the notes ($106.7 million face value less the related unamortized discount of $70.2 million) and $2.0 million of accrued interest, the cash consideration of $5.0 million and the $8.5 million estimated fair market value for the Series D and Series E preferred stock issued to the noteholders less approximately $0.2 million of transaction costs. The estimated fair market value for the Series D and Series E preferred stock was determined by using the price per share of our Series C preferred stock which represented our most recent equity transaction for cash.

Net Income Loss.  As a result of the foregoing, net loss was $20.8 million for the six months ended June 30, 2003 as compared to a net loss of $46.4 million for the six months ended June 30, 2004.

Liquidity and Capital Resources

In assessing our liquidity, our management reviews and analyzes our current cash on-hand, our accounts receivable, foreign exchange rates, capital expenditure commitments, and our required debt payments and other obligations.

Cash Flows

The following table sets forth our consolidated cash flows for the six months ended June 30, 2003 and 2004.

	Six Months Ended June 30,
	2003	2004
	(unaudited)

Net cash used in operating activities	$(18,763)	$(17,629)
Net cash (used in) provided by investing activities	(16,258)	26,480
Net cash provided by (used in) financing activities	1,398	(3,308)
Effect of exchange rates on cash	564	(418)
Net (decrease) increase in cash and cash equivalents during period	$(33,059)	$5,125

Net Cash Used in Operating Activities.  Net cash used in operating activities was $18.7 million for the six months ended June 30, 2003 compared to $17.6 million for the same period during 2004. Our primary sources of cash are receipts from our customers who are billed on a monthly basis for our services.  Our primary uses of cash are payments made to our vendors and employees.  Our net loss was $20.9 million for the six months ended June 30, 2003 compared to a net loss of $46.4 million for the six months ended June 30, 2004. Net loss for the six months ended June 30, 2003 was partially offset by a gain of $24.8 million related our settlement with certain Allied Riser note holders. Depreciation and amortization, including the amortization of deferred compensation and the debt discount on the Allied Riser notes was $27.2 million for the six months ended June 30, 2003, and $34.8 million for the six months ended June 30, 2004. Changes in assets and liabilities resulted in a decrease to operating cash of $0.3 million for the six months ended June 30, 2003 and a decrease in operating cash of $5.3 million for the six months ended June 30, 2004 primarily because payments for accounts payable and accrued liabilities in both periods exceeded collections of accounts receivable.  Payments for accounts payable and accrued liabilities exceeded collections of accounts receivable by $1.4 million and $7.8 million for six months ended June 30, 2003 and June 30, 2004, respectively.

Net Cash (Used in) Provided By Investing Activities.  Net cash used in investing activities was $16.3 million for the six months ended June 30, 2003 compared to net cash provided by investing activities of $26.5 million for the same period during 2004. Our primary sources of cash provided by investing activities during the first six months of 2004 was cash acquired of $4.7 million and $19.4 million from our acquisition of Firstmark in January 2004 and our merger with Symposium Omega in March 2004, respectively. Our purchases of property and equipment were $18.3 million for the six months ended June 30, 2003 and $4.0 million for the six months ended June 30, 2004. Our sales of short-term investments were $2.7 million for the six months ended June 30, 2003 and $2.3 million for the six months ended June 30, 2004. Net cash provided by investing activities for the six months ended June 30, 2004 also included proceeds from the sale of warrants for $3.4 million.

Net Cash Provided by (Used in) Financing Activities.  Financing activities provided net cash of $1.4 million for the six months ended June 30, 2003 and used net cash of $3.3 million for the six months ended June 30, 2004. Net cash provided by financing activities during the first six months of 2003 resulted principally from proceeds from borrowings under the previous Cisco credit facility of $8.0 million offset by a $5.0 million payment related to the Allied Riser note exchange and payments under our capital leases of $1.6 million. Net cash used in financing activities during the first six months of 2004 were from a $1.2 million payment to LNG Holdings and $2.1 million for payments under our capital leases.

Cash Position and Indebtedness

During the year ended December 31, 2003, the Allied Riser note exchange and related agreement and the Cisco recapitalization in particular had a significant impact on our liquidity and our level of indebtedness. At June 30, 2004, our total cash and cash equivalents were $13.0 million and our total indebtedness was $130.9 million. Total indebtedness includes $108.5 million of capital lease obligations for dark fiber primarily under 15-25 year indefeasable rights of use (IRU's). Of this $108.5 million, approximately $6.0 million is considered a current liability.

Amended and Restated Cisco Note

In connection with the Cisco recapitalization, we amended our credit agreement with Cisco Capital. The Amended and Restated Credit Agreement became effective at the closing of the recapitalization on July 31, 2003. Our remaining $17.0 million of indebtedness to Cisco is evidenced by a promissory note, which we refer to as the Amended and Restated Cisco Note. The Amended and Restated Cisco Note eliminated the covenants related to our financial performance. Cisco Capital retained its senior security interest in substantially all of our assets, except that we will be permitted to subordinate Cisco Capital’s security interest in our accounts receivable. The Amended and Restated Cisco Note is to be repaid in three installments. No interest is accrued or payable on the Amended and Restated Cisco Note for the first 30 months unless we default under the terms of the Amended and Restated Cisco Note. Principal and interest is paid as follows: a $7.0 million principal payment is due on February 1, 2006, a $5.0 million principal payment plus interest accrued is due on February 1, 2007, and a final principal payment of $5.0 million plus interest is due on February 1, 2008. When the indebtedness under the Amended and Restated Cisco Note begins to accrue interest, interest accrues at the 90-day LIBOR rate plus 4.5%.

The Amended and Restated Cisco Note is subject to mandatory prepayment in full upon the occurrence of the closing of any change in control of us, our completion of any equity financing or receipt of loan proceeds above $30.0 million, our achievement of four consecutive quarters of operating cash flow of at least $5.0 million, or our merger resulting in a combined entity with an equity value greater than $100.0 million, as each of these events is defined in the agreement. Our indebtedness under the Amended and Restated Cisco Note is subject to partial mandatory prepayment in an amount equal to the lesser of $2.0 million or the amount raised if we raise less than $30.0 million in a future equity financing.

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

In March 2004, we identified network assets in Germany formerly operated as part of the Carrier 1 network as an attractive acquisition opportunity. Pursuant to the November commitment, the investors funded a newly-formed Delaware corporation with $19.5 million and that corporation, through a German subsidiary, acquired the rights to the Carrier 1 assets for 2.3 million euros. We have paid 0.2 million euros of the 2.3 million euro purchase price and anticipate paying the remaining 2.1 million euros in the third quarter of 2004.

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

Recent Accounting Pronouncements

In March 2004, the FASB ratified the consensuses reached by Emerging Issues Task Force in Issue No. 03-06, Participating Securities and the Two-Class Method under FASB Statement No. 128 (“EITF 03-06”). EITF 03-06 clarifies the definitional issues surrounding participating securities and requires companies to restate prior earnings per share amounts for comparative purposes upon adoption. We have adopted the provisions of EITF 03-06 in the second quarter of 2004 and have restated our previously disclosed basic earnings per share amounts to include our participating securities in basic earnings per share when dilutive. As a result, basic income per share available to common shareholders decreased from $0.55 to $0.14 for the quarter ended March 31, 2003, from $13.59 to $0.63 for the quarter ended September 30, 2003, and from $11.46 to $0.56 for the year ended December 31, 2003.   The adoption of EITF 03-06 did not have an impact on any of the periods presented herein as the inclusion of participating securities in basic earnings per share for these periods is anti-dilutive.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

All of our financial instruments that are sensitive to market risk are entered into for purposes other than trading. Our primary market risk exposure is related to our marketable securities. We place our marketable securities investments in instruments that meet high credit quality standards as specified in our investment policy guidelines. Marketable securities were approximately $14.8 million at June 30, 2004, $13.0 million of which are considered cash equivalents and mature in 90 days or less and $1.8 million are short-term investments consisting of commercial paper, certificates of deposit and a Canadian treasury bill. Approximately $0.7 million of these short term investments are restricted for collateral against letters of credit. We also own commercial paper investments and certificates of deposit totaling $1.3 million that are classified as other long-term assets. These investments are also restricted for collateral against letters of credit.

If market rates were to increase immediately and uniformly by 10% from the level at June 30, 2004, the change to our interest sensitive assets and liabilities would have an immaterial effect on our financial position, results of operations and cash flows over the next fiscal year. A 10% increase in the weighted-average interest rate for the three months ended June 30, 2004 would have increased our interest expense for the period by approximately $0.6 million.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are involved in legal proceedings in the normal course of our business that we do not expect to have a material impact on our operations or results of operations.   The larger of these proceedings are discussed in Note 8 of our interim condensed consolidated financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

An amendment of our certificate of incorporation that increased our authorized stock from 395,120,000 shares to 600,170,000 shares was approved by the holders of our securities by written action on April 19, 2004.

The re-election of our directors and the approval of the increase of shares available for grant under the 2003 Incentive Award Plan from 54,001 to 84,001 shares of Series H Preferred Stock, and related aggregate reserve of 64,616,154 shares of common stock into which the Series H Preferred Stock can be converted, was approved by the holders of our securities by written action on April 21, 2004.

By written action taken on May 18, 2004, holders of our securities confirmed the approval of the filing of a Certificate of Designation reflecting the increase in the number of authorized shares of Series H Preferred Stock, again authorized the approval of the increase of shares available for grant under the 2003 Incentive Award Plan from 54,001 to 84,001 shares of Series H Preferred Stock, and related aggregate reserve of 64,616,154 shares of common stock into which the Series H Preferred Stock can be converted.  Finally, by this May 18, 2004 written action, the holders of our securities authorized the filing of a Fifth Amended and Restated Certificate of Incorporation upon the completion of a proposed public offering that would effect a 1-for-20 reverse split and would reduce the authorized stock from 600,170,000 shares to 45,010,000 shares, of which 10,000 would be preferred stock and 45,000,000 would be common stock.  As our public offering has not yet occurred the conversion to common stock and reverse split have not yet occurred.

Our annual meeting was held on May 28, 2004. The actions to be taken at the annual meeting had been previously approved by written action dated April 21, 2004.

On June 10, 2004 holders of our securities approved by written action the adoption of our 2004 Incentive Award Plan.  No additional securities were issued pursuant to this approval, which utilizes the increased 30,000 shares of Series H Preferred Stock authorized by holders of our securities on April 21, 2004 and again on May 18, 2004.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)                                  Exhibits

Exhibit Number	Description
3.1	Corrected Certificate of Designations relating to the Company’s Series K Participating Convertible Preferred Stock, par value $.001 per share, filed herewith.
10.1	Fourth Amended and Restated Stockholders Agreement of Cogent Communications Group, Inc., dated as of August 12, 2004, filed herewith.
10.2	Fifth Amended and Restated Registration Rights Agreement of Cogent Communications Group, Inc., dated August 12, 2004, filed herewith.
10.3	R. Reed Harrison, III. Employment Agreement with Cogent Communications Group, Inc., dated as of July 1, 2004, filed herewith
31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer (filed herewith)
32.2	Certification of Chief Financial Officer (filed herewith)

(b)                                 Reports on Form 8-K

During the three months ended June 30, 2004, the Company filed no reports on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 16, 2004	COGENT COMMUNICATIONS GROUP, INC.
	By:	/s/ David Schaeffer
Name: David Schaeffer
Title: Chairman of the Board and Chief Executive Officer

Date: August 16, 2004	By:	/s/ Thaddeus G. Weed
Name: Thaddeus G. Weed
Title: Chief Financial Officer (Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description
3.1	Corrected Certificate of Designations relating to the Company’s Series K Participating Convertible Preferred Stock, par value $.001 per share, filed herewith.
10.1	Fourth Amended and Restated Stockholders Agreement of Cogent Communications Group, Inc., dated as of August 12, 2004, filed herewith.
10.2	Fifth Amended and Restated Registration Rights Agreement of Cogent Communications Group, Inc., dated August 12, 2004, filed herewith.
10.3	R. Reed Harrison, III. Employment Agreement with Cogent Communications Group, Inc., dated as of July 1, 2004, filed herewith
31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer (filed herewith)
32.2	Certification of Chief Financial Officer (filed herewith)