Form 10-Q
period 2004-09-30
COGENT COMMUNICATIONS GROUP INC
filed 2004-11-15
CIK 1158324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

Common Stock, $.001 par value 17,574,380 Shares Outstanding as of November 1, 2004

INDEX

PART I FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets of Cogent Communications Group, Inc., and Subsidiaries as of December 31, 2003 and September 30, 2004
Condensed Consolidated Statements of Operations of Cogent Communications Group, Inc., and Subsidiaries for the Three Months Ended September 30, 2003 and September 30, 2004
Condensed Consolidated Statements of Operations of Cogent Communications Group, Inc., and Subsidiaries for the Nine Months Ended September 30, 2003 and September 30, 2004
Condensed Consolidated Statements of Cash Flows of Cogent Communications Group, Inc., and Subsidiaries for the Nine Months Ended September 30, 2003 and September 30, 2004
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
SIGNATURES
CERTIFICATIONS

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2003 AND SEPTEMBER 30, 2004

(IN THOUSANDS, EXCEPT SHARE DATA)

	December 31, 2003	September 30, 2004
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,875	$8,796
Short term investments ($753 and $601 restricted, respectively)	4,115	601
Accounts receivable, net of allowance for doubtful accounts of $2,868 and $3,408, respectively	5,066	10,582
Accounts receivable — related party	—	1,709
Prepaid expenses and other current assets	905	3,952
Total current assets	17,961	25,640
Property and equipment:
Property and equipment	400,097	463,317
Accumulated depreciation and amortization	(85,691)	(123,690)
Total property and equipment, net	314,406	339,627
Intangible assets:
Intangible assets	26,780	28,549
Accumulated amortization	(18,671)	(25,502)
Total intangible assets, net	8,109	3,047
Other assets ($1,608 and $1,564 restricted, respectively)	3,964	4,949
Total assets	$344,440	$373,263

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,296	$13,014
Accounts payable—related party	—	1,409
Accrued liabilities	7,885	15,066
Current maturities, capital lease obligations	3,646	5,799
Total current liabilities	18,827	35,288
Amended and Restated Cisco Note	17,842	17,842
Convertible subordinated notes, net of discount of $6,084 and $5,326	4,107	4,865
Capital lease obligations, net of current	58,107	102,955
Other long-term liabilities	803	2,533
Total liabilities	99,686	163,483

Commitments and contingencies:
Stockholders’ equity:
Convertible preferred stock, Series F, $0.001 par value; 11,000 shares authorized, issued, and outstanding; liquidation preference of $29,100	10,904	10,904
Convertible preferred stock, Series G, $0.001 par value; 41,030 shares authorized, issued and outstanding; liquidation preference of $123,090	40,787	40,787
Convertible preferred stock, Series H, $0.001 par value; 84,001 shares authorized; 53,372 and 46,499 shares issued and outstanding, respectively; liquidation preference of $7,845	45,990	45,039
Convertible preferred stock, Series I, $0.001 par value; 3,000 shares authorized, 2,575 shares issued and outstanding at September 30, 2004; liquidation preference of $7,725	—	2,545
Convertible preferred stock, Series J, $0.001 par value; 3,891 shares authorized, issued and outstanding at September 30, 2004; liquidation preference of $58,365	—	19,421
Convertible preferred stock, Series K, $0.001 par value; 2,600 shares authorized, issued and outstanding at September 30, 2004; liquidation preference of $7,800	—	2,588
Convertible preferred stock, Series L, $0.001 par value; 185 shares authorized, issued and outstanding at September 30, 2004; liquidation preference of $2,781	—	927
Common stock, $0.001 par value; 600,000,000 shares authorized; 13,071,340 and 16,338,992 shares outstanding, respectively	14	16
Additional paid-in capital	232,461	236,179
Deferred compensation	(32,680)	(26,412)
Stock purchase warrants	764	764
Treasury stock, 1,229,235 shares	(90)	(90)
Accumulated other comprehensive income	628	572
Accumulated deficit	(54,024)	(123,460)
Total stockholders’ equity	244,754	209,780
Total liabilities and stockholders’ equity	$344,440	$373,263

The accompanying notes are an integral part of these condensed consolidated statements.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2004

(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended September 30, 2003	Three Months Ended September 30, 2004
	(Unaudited)	(Unaudited)

Net service revenue (none and $496 from related party, respectively)	$15,148	$21,736
Operating expenses:
Network operations (including $53 and $207 of amortization of deferred compensation, respectively, and none and $230 to related party, respectively, exclusive of amounts shown separately)	12,067	14,510
Selling, general, and administrative (including $702 and $2,753 of amortization of deferred compensation, respectively, and $1,025 and $432 of allowance for doubtful accounts expense, respectively)	7,014	11,842
Restructuring charge	—	1,396
Terminated public offering costs	—	779
Depreciation and amortization	11,968	13,369
Total operating expenses	31,049	41,896
Operating loss	(15,901)	(20,160)
Gain—Cisco credit facility troubled debt restructuring	215,432	—
Interest income and other	199	181
Interest expense	(3,268)	(3,062)
Net income (loss)	$196,462	$(23,041)

Beneficial conversion charges	(52,000)	(3,455)

Net income (loss) applicable to common stock	$144,462	$(26,496)

Net income (loss) per common share:
Basic net income (loss) per common share	$0.86	$(1.43)

Beneficial conversion charges	(0.23)	(0.21)

Basic net income (loss) per common share applicable to common stock	0.63	(1.64)

Diluted net income (loss) per common share	$0.86	$(1.43)

Beneficial conversion charges	(0.23)	(0.21)

Diluted net income (loss) per common share applicable to common stock	0.63	(1.64)

Weighted-average common shares—basic	228,520,340	16,123,018
Weighted-average common shares—diluted	228,595,536	16,123,018

The accompanying notes are an integral part of these condensed consolidated statements.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2004

(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2004
	(Unaudited)	(Unaudited)

Net service revenue (none and $1,611 from related party, respectively)	$44,899	$63,068
Operating expenses:
Network operations (including $161 and $633 of amortization of deferred compensation, respectively, and none and $1,630 to related party, respectively, exclusive of amounts shown separately)	35,088	43,944
Selling, general, and administrative (including $2,141 and $8,404 of amortization of deferred compensation, respectively, and $3,257 and $2,453 of allowance for doubtful accounts expense, respectively)	22,155	36,612
Restructuring charge	—	1,396
Terminated public offering costs	—	779
Depreciation and amortization	35,006	41,654
Total operating expenses	92,249	124,385
Operating loss	(47,350)	(61,317)
Gain—Cisco credit facility troubled debt restructuring	215,432	—
Gain—Allied Riser note exchange	24,802	—
Interest income and other	908	1,313
Interest expense	(18,212)	(9,432)
Net income (loss)	$175,580	$(69,436)

Beneficial conversion charges	(52,000)	(25,483)

Net income (loss) applicable to common stock	$123,580	$(94,919)

Net income (loss) per common share:
Basic net income (loss) per common share	$2.03	$(4.67)

Beneficial conversion charges	(0.60)	(1.71)

Basic net income (loss) per common share applicable to common stock	$1.43	$(6.38)

Diluted net income (loss) per common share	$2.03	$(4.67)

Beneficial conversion charges	(0.60)	(1.71)

Diluted net income (loss) per common share applicable to common stock	$1.43	$(6.38)

Weighted-average common shares—basic	86,301,503	14,882,754
Weighted-average common shares—diluted	86,363,131	14,882,754

The accompanying notes are an integral part of these condensed consolidated statements.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER  30, 2003 AND SEPTEMBER 30, 2004

(IN THOUSANDS)

	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2004
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net income (loss)	$175,580	$(69,436)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain—Cisco credit facility troubled debt restructuring	(215,432)	—
Gain—Allied Riser note exchange	(24,802)	—
Gain—sale of warrant	—	(842)
Depreciation and amortization	35,006	41,654
Amortization of debt costs	1,359	—
Amortization of debt discount—convertible notes	1,622	758
Amortization of deferred compensation	2,302	9,037
Loss on equipment sale	—	106
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	84	2,231
Accounts receivable—related party	—	(1,696)
Prepaid expenses and other current assets	(876)	3,176
Other assets	1,001	740
Accounts payable—related party	—	1,401
Accounts payable, accrued and other liabilities	677	(8,994)
Net cash used in operating activities	(23,479)	(21,865)
Cash flows from investing activities:
Purchases of property and equipment	(21,068)	(6,335)
(Purchases) maturities of short term investments	(5,016)	3,514
Purchases of intangible assets	(700)	(357)
Proceeds from other assets acquired – Firstmark acquisition	—	602
Cash acquired—Global Access acquisition	—	170
Cash acquired—UFO acquisition	—	1,889
Cash acquired—Firstmark acquisition	—	2,159
Cash acquired—Gamma acquisition	—	2,545
Cash acquired—Omega acquisition	—	19,421
Proceeds from sale of equipment	—	276
Proceeds from sale of warrant	—	3,402
Net cash (used in) provided by investing activities	(26,784)	27,286
Cash flows from financing activities:
Borrowings under Cisco credit facility	8,005	—
Repayment of advances from LNG Holdings—related party	—	(1,225)
Exchange agreement payment—Allied Riser notes	(4,997)	—
Exchange agreement payment—Cisco credit facility restructuring	(20,000)	—
Proceeds from issuance of Series G preferred stock, net	40,630	—
Repayments of capital lease obligations	(2,183)	(3,199)
Net cash provided by (used in) financing activities	21,455	(4,424)
Effect of exchange rate changes on cash	525	(76)
Net (decrease) increase in cash and cash equivalents	(28,283)	921
Cash and cash equivalents, beginning of period	39,314	7,875
Cash and cash equivalents, end of period	$11,031	$8,796
Supplemental disclosures of cash flow information:
Non-cash financing activities—Capital lease obligations incurred	$4,654	$411

Borrowing under credit facility for payment of loan costs and interest	$4,502
Issuance of Series I preferred stock for Gamma common stock		$2,575
Issuance of Series J preferred stock for Omega common stock		$19,454
Issuance of Series K preferred stock for UFO Group common stock		$2,600
Issuance of Series L preferred stock for Global Access assets		$927

Exchange agreement with Cisco Capital (See Note 1)

Global Access acquisition
Fair value of assets acquired		$1,931
Less: valuation of Series L preferred stock issued		(927)
Fair value of liabilities assumed		$1,004

UFO Group Inc. Merger—UFO acquisition
Fair value of assets acquired		$3,326
Less: valuation of Series K preferred stock issued		(2,600)
Fair value of liabilities assumed		$726

Symposium Gamma Merger—Firstmark acquisition
Fair value of assets acquired		$155,468
Negative goodwill		(77,232)
Less: valuation of Series I preferred stock issued		(2,575)
Fair value of liabilities assumed		$75,661

The accompanying notes are an integral part of these condensed consolidated statements.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003 and 2004

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

Acquisition of Global Access

On September 15, 2004, the Company issued 185 shares of its newly authorized Series L convertible preferred stock to the shareholders of Global Access Telecommunications, Inc. (“Global Access”) in exchange for the majority of the assets of Global Access.  The Series L preferred stock converts into approximately 5.7 million shares of the Company’s common stock and, with the exception of voting rights, has rights and privileges similar to the Company’s Series J preferred stock. The estimated fair market value for the Series L preferred stock was determined by using the price per share of our Series J preferred stock. Global Access was headquartered in Frankfurt, Germany and provided Internet access and other data services in Germany. The acquired assets included customer contracts, accounts receivable and certain network equipment.  Assumed liabilities include certain vendor relationships and accounts payable and accrued liabilities.  The Company is in the process of  integrating these acquired assets into its operations and onto its broadband network.

Merger with UFO Group, Inc.

On August 12, 2004, a subsidiary of the Company merged with UFO Group, Inc. (“UFO Group”).  The Company issued 2,600 shares of its newly authorized Series K convertible preferred stock in exchange for the outstanding shares of UFO Group.  The Series K preferred stock converts into approximately 16.1 million shares of the Company’s common stock and has rights and privileges similar to the Company’s Series J preferred stock.  The estimated fair market value for the Series K preferred stock was determined by using the price per share of our Series J preferred stock. Prior to the merger, UFO Group had acquired the majority of the assets of Unlimited Fiber Optics, Inc. (UFO).   UFO’s customer base is comprised of data service customers and its network is comprised of fiber optic facilities located in San Francisco, Los Angeles and Chicago. The acquired assets included net cash of approximately $1.9 million, all of UFO’s customer contracts, customer accounts receivable and certain network equipment.  Assumed liabilities include certain vendor relationships and accounts payable.  Under the purchase agreement the Company and UFO Group agreed to provide certain services to UFO for a transition period and UFO agreed to provide the Company network services and facilities for a transition period of approximately ninety days.  The Company is in the process of  integrating these acquired assets into its operations and onto its broadband network.

Merger with Symposium Omega

On March 30, 2004, Symposium Omega, Inc., (“Omega”) a Delaware corporation and related party, merged with a subsidiary of the Company (Note 11). Prior to the merger, Omega had raised approximately $19.5 million in cash in a private equity transaction with certain existing investors in the Company and acquired the rights to a German fiber optic network. The German fiber optic network had no customers, employees or associated revenues. The Company issued 3,891 shares of Series J preferred stock to the shareholders of Omega in exchange for all of the outstanding common stock of Omega. The accounting for the merger resulted in the Company recording cash of approximately $19.5 million and issuing Series J convertible preferred stock. The acquisition of the German fiber optic network will be accounted for in the fourth quarter of 2004 when the final acquisition payments are expected to be made. The network includes a pair of single mode fibers under a fifteen-year IRU, network equipment, and the co-location rights to facilities in approximately thirty-five points of presence in Germany. The agreement requires a payment of approximately 2.3 million euros and includes monthly service fees of approximately 85,000 euros for co-location and maintenance for the pair of single mode fibers. Approximately 0.2 million euro of the 2.3 million euro was paid through September 30, 2004, 1.3 million euros was paid in October 2004 and the remaining 0.8 million euro payment is expected to be made in the fourth quarter of 2004. The Company is in the process of integrating this German network into its existing European networks and is offering point-to-point transport, transit services and its North American product set in Germany.

Merger with Symposium Gamma, Inc. and Acquisition of Firstmark Communications Participations S.à r.l. and Subsidiaries (“Firstmark”)

In January 2004, a subsidiary of the Company merged with Symposium Gamma, Inc. (“Gamma”), a related party (Note 11). Immediately prior to the merger, Gamma had raised $2.5 million through the sale of its common stock in a private equity transaction with certain existing investors in the Company and new investors and in January 2004, acquired Firstmark for 1 euro. The merger expanded the Company’s network into Western Europe. Under the merger agreement all of the issued and outstanding shares of Gamma common stock were converted into 2,575 shares of the Company’s Series I convertible participating preferred stock. This Series I convertible preferred stock is convertible into approximately 16.0 million shares of the Company’s common stock. The Company is supporting Firstmark’s products including point-to-point transport and transit services in over 40 markets and approximately 20 data centers across Western Europe. The Company has also introduced in Western Europe a new set of products and services based on the Company’s current North American product set.  In 2004, Firstmark changed its name to Cogent Europe S.à r.l (“Cogent Europe”).

Withdrawal of Public Offering

In 2004, the Company filed a registration statement to sell shares of common stock in a public offering.  In October 2004, the Company withdrew the public offering and expensed the associated costs incurred through September 30, 2004 of approximately $0.8 million.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited condensed consolidated financial statements reflect all normal recurring adjustments that the Company considers necessary for the fair presentation of its results of operations and cash flows for the interim periods covered, and of the financial position of the Company at the date of the interim condensed consolidated balance sheet. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. While the Company believes that the disclosures  are adequate to not make the information misleading, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included elsewhere in this prospectus.

The accompanying unaudited consolidated financial statements include all wholly owned subsidiaries. All inter-company accounts and activity have been eliminated.

Business risks

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

International operations

The Company began recognizing revenue from operations in Canada through its wholly owned subsidiary, ARC Canada effective with the closing of the Allied Riser merger on February 4, 2002. All revenue is reported in United States dollars. Revenue for ARC Canada for the three months ended September 30, 2003 and September 30, 2004 was approximately $1.4 million and $1.6 million, respectively. Revenue for ARC Canada for the nine months ended September 30, 2003 and September 30, 2004 was approximately $4.0 million and $4.5 million, respectively. ARC Canada’s total consolidated assets were approximately $11.8 million at December 31, 2003 and $11.6 million at September 30, 2004.

The Company began recognizing revenue from operations in Europe effective with the January 5, 2004 acquisition of Cogent Europe. All revenue is reported in United States dollars. Revenue for the Company’s European operations for the three and nine months ended September 30, 2004 was approximately $5.7 million and $16.3 million, respectively. Cogent Europe’s total consolidated assets were approximately $63.7 million at September 30, 2004.

Financial instruments

The Company is party to letters of credit totaling $2.2 million as of September 30, 2004. Securing these letters of credit are restricted investments totaling $2.2 million that are included in short-term investments and other assets. No claims have been made against these financial instruments.

At December 31, 2003 and September 30, 2004, the carrying amount of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and accrued expenses approximated fair value because of the short maturity of these instruments. The Allied Riser convertible subordinated notes remaining after the note exchange discussed in Note 7, have a face value of $10.2 million. These notes were recorded at their fair value of approximately $2.9 million at the merger date when they were trading at $280 per $1,000. The discount is being accreted to interest expense through the maturity date.

Revenue recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition.” The Company’s service offerings consist of telecommunications services typically provided under month-to-month or annual contracts that are billed monthly in advance. Net revenues from telecommunication services are recognized when the services are performed, evidence of an arrangement exists, the fee is fixed and determinable and collection is probable. The probability of collection is determined by an analysis of credit history for certain new customers and historical payment patterns for existing customers. Service discounts and incentives related to telecommunication services are recorded as a reduction of revenue when granted. Fees billed in connection with customer installations and other non-refundable upfront charges are deferred and recognized ratably over the longer of the estimated customer life or contract term determined by a historical analysis of customer retention, generally one year.

The Company establishes a valuation allowance for collection of doubtful accounts and other sales credit adjustments. Valuation allowances for sales credits are established through a charge to revenue, while valuation allowances for doubtful accounts are established through a charge to selling, general and administrative expenses. The Company assesses the adequacy of these reserves monthly by evaluating general factors, such as the length of time individual receivables are past due, historical collection experience, the economic and competitive environment, changes in the credit worthiness of its customers and any unprocessed customer cancellations. The Company believes that its established valuation allowances are adequate as of December 31, 2003 and September 30, 2004. If circumstances relating to specific customers change or economic conditions worsen such that the Company’s past collection experience and assessment of the economic environment are no longer relevant, the Company’s estimate of the recoverability of its accounts receivable could be further reduced.

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

Foreign Currency

The functional currency of ARC Canada is the Canadian dollar. The functional currency of Cogent Europe is the euro. The consolidated financial statements of ARC Canada, and Cogent Europe, are translated into U.S. dollars using the period-end rates of exchange for assets and liabilities and average rates of exchange for revenues and expenses. Gains and losses on translation of the accounts of the Company’s non-U.S. operations are accumulated and reported as a component of other comprehensive income in stockholders’ equity.

Statement of Financial Accounting Standard (“SFAS”) No. 130, “Reporting of Comprehensive Income” requires “comprehensive income” and the components of “other comprehensive income” to be reported in the financial statements and/or notes thereto (amounts in thousands).

	Three months ended September 30, 2003	Three months ended September 30, 2004	Nine months ended September 30, 2003	Nine months ended September 30, 2004

Net income (loss) applicable to common stock	$144,462	$(26,496)	$123,580	$(94,919)
Currency translation	(39)	268	525	(56)
Comprehensive income (loss)	$144,423	$(26,228)	$124,105	$(94,975)

Long-lived assets

The Company’s long-lived assets include property and equipment and identifiable intangible assets to be held and used. These long-lived assets are currently reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed pursuant to Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Pursuant to SFAS No. 144, impairment is determined by comparing the carrying value of these long-lived assets to management’s probability weighted estimate of the future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. The cash flow projections used to make this assessment are consistent with the cash flow projections that management uses internally to assist in making key decisions. In the event an impairment exists, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset, which is generally determined by using quoted market prices or valuation techniques such as the discounted present value of expected future cash flows, appraisals, or other pricing models. Management believes that no such impairment existed in accordance with SFAS No. 144 as of December 31, 2003 or September 30, 2004. In the event there are changes in the planned use of the Company’s long-term assets or the Company’s expected future undiscounted cash flows are reduced significantly, the Company’s assessment of its ability to recover the carrying value of these assets under SFAS No. 144 could change.

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

Stock-based compensation

The Company accounts for its stock option plan and shares of restricted preferred stock granted under its 2003 and 2004 Incentive Award Plan in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As such, compensation expense related to fixed employee stock options and restricted shares is recorded only if on the date of grant, the fair value of the underlying stock exceeds the exercise or purchase price. The Company has adopted the disclosure only requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” which allows entities to continue to apply the provisions of APB Opinion No. 25 for transactions with employees and to provide pro forma net income disclosures as if the fair value based method of accounting described in SFAS No. 123 had been applied to employee stock option grants and restricted shares. The following table illustrates the effect on net income and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 (in thousands except share and per share amounts):

	Three Months Ended September 30, 2003	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2004
Net income (loss) applicable to common stock, as reported	$144,462	$(26,496)	$123,580	$(94,919)
Add: stock-based employee compensation expense included in reported net income (loss), net of related tax effects	755	2,960	2,302	9,037
Deduct: stock-based employee compensation expense determined under fair value based method, net of related tax effects	(984)	(3,086)	(2,955)	(9,163)
Pro forma-net income (loss)	$144,233	$(26,622)	$122,927	$(95,045)

Net income (loss) per share applicable to common stock, as reported-basic	$0.63	$(1.64)	$1.43	$(6.38)
Net income (loss) per share applicable to common stock, as reported-diluted	$0.63	$(1.64)	$1.43	$(6.38)
Pro forma net income loss per share applicable to common stock, -basic	$0.63	$(1.65)	$1.42	$(6.39)
Pro forma net income loss per share applicable to common stock, - diluted	$0.63	$(1.65)	$1.42	$(6.39)

The weighted-average per share grant date fair value of options for common stock granted was $2.16 for the three months ended September 30, 2003 and $13.68 for the nine months ended September 30, 2003. The fair value of these options was estimated at the date of grant with the following assumptions for the three months ended September 30, 2003—an average risk-free rate of 3.5 percent, a dividend yield of 0 percent, an expected life of 5.0 years and an expected volatility of 197 percent and for the nine months ended September 30, 2003—an average risk-free rate of 3.5 percent, a dividend yield of 0 percent, an expected life of 5.0 years and an expected volatility of 197 percent. The weighted-average per share grant date fair value of options for Series H preferred stock granted was $236.50 for the three and nine months ended September 30, 2004.The fair value of these options was estimated at the date of grant with the following assumptions - an average risk-free rate of 3.5 percent, a dividend yield of 0 percent, an expected life of 5.0 years and an expected volatility of 160 percent. The weighted- average per share grant date fair value of Series H preferred shares granted to employees in the nine months ended September 30, 2004 was $1,244.96 There were no shares of Series H preferred stock granted in the three months ended September 30, 2004.  The fair value was determined using the as converted number of common shares times the trading price of the Company’s common stock on the date of grant. Each share of Series H preferred stock converts into approximately 769 shares of common stock. During the nine months ended September 30, 2004 employees converted 4,248 shares of Series H preferred stock into approximately 3.3 million share of common stock.

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

For the three and nine months ended September 30, 2004 the following securities were not included in the computation of earnings per share as they are anti-dilutive: preferred stock convertible into approximately 505 million shares of common stock, options to purchase 27,183 shares of Series H preferred stock at a weighted-average exercise price of $82.38 per share, options to purchase 121,600 shares of common stock at a weighted-average exercise price of $0.45 per share, warrants for 104,000 shares of common stock at a weighted average exercise price of $11.30 per share and 21,329 shares of common stock issuable on the conversion of the Allied Riser convertible subordinated notes.

In March 2004, the FASB ratified the consensuses reached by Emerging Issues Task Force in Issue No. 03-06, “Participating Securities and the Two-Class Method under FASB Statement No. 128” (“EITF 03-06”). EITF 03-06 clarifies the definitional issues surrounding participating securities and requires companies to restate prior earnings per share amounts for comparative purposes upon adoption. The Company has adopted the provisions of EITF 03-06 in the second quarter of 2004, and the Company has restated its previously disclosed basic earnings per share amounts to include its participating securities in basic earnings per share when dilutive. As a result, basic income per share available to common shareholders decreased from $13.59 to $0.63 for the quarter ended September 30, 2003, and from $20.98 to $1.43 for the nine months ended September 30, 2003.

The following details the determination of the diluted weighted average shares for the three and nine months ended September 30, 2003.

	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2003
Weighted average common shares outstanding	10,628,612	5,891,601
Dilutive effect of preferred stock	217,891,728	80,409,902
Total – weighted average shares - basic	228,520,340	86,301,503
Dilutive effect of stock options	21,681	8,113
Dilutive effect of warrants	53,515	53,515
Weighted average shares - diluted	228,595,536	86,363,131

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

2.                                         Acquisitions – pro forma amounts:

The merger with Cogent Europe was recorded in the accompanying financial statements under the purchase method of accounting. The Cogent Europe purchase price allocation is preliminary and further refinements may be made if certain assumed accounts payable and accrued liabilities do not result in cash payments. During the second quarter of 2004 the assumed liabilities were reduced by approximately $0.6 million resulting in an increase in negative goodwill resulting in a reduction of the long-lived asset balances. The operating results related to the merger with Cogent Europe have been included in the consolidated statements of operations from the date of acquisition. The Cogent Europe acquisition closed on January 5, 2004.

The purchase price of Cogent Europe was approximately $78.2 million, which includes the fair value of the Company’s Series I preferred stock of $2.6 million and assumed liabilities of $75.7 million. The fair value of assets acquired was approximately $155.5 million, which then gave rise to negative goodwill of approximately $77.3 million. Negative goodwill was allocated to long-lived assets, resulting in recorded assets acquired of $78.2 million.

If the Cogent Europe acquisition had taken place at the beginning of 2003, the unaudited pro forma combined results of the Company for the nine months ended September 30, 2003 would have been as follows (amounts in thousands, except per share amounts).

Nine Months Ended September 30, 2003

Revenue	$65,537
Net income	280,795
Net income per share—basic	$2.75
Net income per share—diluted	$2.74

In management’s opinion, these unaudited pro forma amounts are not necessarily indicative of what the actual results of the combined operations might have been if the Firstmark acquisition had been effective at the beginning of 2003. Cogent Europe’s results for the nine months ended September 30, 2003 include non-recurring gains of approximately $135 million.  Pro forma amounts for the UFO Group and Global Access acquisitions are not presented as these acquisitions did not exceed the materiality reporting thresholds.

3.                                      Property and equipment:

Property and equipment consisted of the following (in thousands):

	December 31, 2003	September 30, 2004

Owned assets:
Network equipment	$186,204	$213,682
Software	7,482	7,575
Office and other equipment	4,120	14,964
Leasehold improvements	50,387	52,994
System infrastructure	32,643	33,808
Construction in progress	988	160
	281,824	323,183
Less—Accumulated depreciation and amortization	(72,762)	(104,726)
	209,062	218,457
Assets under capital leases:
IRUs	118,273	140,134
Less—Accumulated depreciation and amortization	(12,929)	(18,964)
	105,344	121,170
Property and equipment, net	$314,406	$339,627

Depreciation and amortization expense related to property and equipment was $9.4 million and $11.4 million for the three months ended September 30, 2003 and September 30, 2004, respectively, and was $27.7 million and $34.8 million for the nine months ended September 30, 2003 and September 30, 2004, respectively.

Capitalized labor and related costs

The Company capitalizes the salaries and related benefits of employees directly involved with its construction activities. The Company began capitalizing these costs in July 2000 and will continue to capitalize these costs while it is involved in construction activities.  For the three months ended September 30, 2003 and September 30, 2004, the Company capitalized salaries and related benefits of $0.4 million and $0.4 million, respectively. For the nine months ended September 30, 2003 and September 30, 2004, the Company capitalized salaries and related benefits of $2.1 million and $1.2 million, respectively.  These amounts are included in system infrastructure.

4.                                      Accrued liabilities and restructuring charge:

In July 2004, the French subsidiary of Cogent Europe  re-located its Paris headquarters.  The estimated net present value of the remaining lease obligation, net of estimated sub lease income, was approximately $1.4 million and was recorded as a restructuring charge in July 2004.  Of this obligation, approximately $0.5 million is recorded as a current obligation in accrued liabilities and $0.9 million is recorded in other long-term liabilities.

Accrued liabilities consist of the following (in thousands):

	December 31, 2003	September 30, 2004

General operating expenditures	$4,541	$6,372
Payroll and benefits	419	577
Restructuring accrual – current portion	—	512
Litigation settlement accruals	400	—
Taxes	1,584	2,651
Interest	455	3,476
Deferred revenue	486	1,478
Total	$7,885	$15,066

5.                                      Intangible assets:

Intangible assets consist of the following (in thousands):

	December 31, 2003	September 30, 2004

Customer contracts	$8,145	$9,175
Peering arrangements	16,440	16,440
Trade name	1,764	1,764
Other	—	167
Licenses	—	572
Non compete agreements	431	431
Total	26,780	28,549
Less—accumulated amortization	(18,671)	(25,502)
Intangible assets, net	$8,109	$3,047

Amortization expense for the three months ended September 30, 2003 and September 30, 2004 was approximately $2.6 million and $2.0 million, respectively. Amortization expense for the nine months ended September 30, 2003 and September 30, 2004 was approximately $7.4 million and $6.9 million, respectively. Future amortization expense related to intangible assets is $2.6 million, $0.3 million and $0.1 million for the twelve-month periods ending September 30, 2005, 2006, and 2007, respectively.

6.                                      Other assets:

Other assets consist of the following (in thousands):

	December 31, 2003	September 30, 2004

Prepaid expenses	$378	$286
Deposits	3,419	4,663
Other	167	—
Total	$3,964	$4,949

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

In order to restructure the Company’s credit facility, the Company, Cisco and Cisco Capital entered into an agreement (the “Exchange Agreement”) which, among other things, cancelled the principal amount and accrued interest and returned warrants exercisable for the purchase approximately 0.8 million shares of Common Stock (the “Cisco Warrants”) in exchange for a cash payment by the Company of $20.0 million, the issuance of 11,000 shares of the Company’s Series F preferred stock, and the issuance of a $17.0 million amended and restated promissory note (the “Amended and Restated Cisco Note”) under an Amended and Restated Credit Agreement. The Exchange Agreement provides that the entire debt to Cisco Capital is reinstated if Cisco Capital is forced to disgorge the cash payment received under the Exchange Agreement. The debt restructuring transaction has been accounted for as a troubled debt restructuring pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 15, “Accounting by Debtors and Creditors of Troubled Debt Restructurings”. Under SFAS No. 15, the Amended and Restated Cisco Note was recorded at its principal amount plus the total estimated future interest payments.

In order to restructure the Company’s credit facility, the Company also entered into an agreement (the “Purchase

Agreement”) with certain of the Company’s existing preferred stockholders (the “Investors”), pursuant to which the Company sold to the Investors in several sub-series, 41,030 shares of the Company’s Series G preferred stock for $41.0 million in cash. Under the Purchase Agreement the Company’s outstanding Series A, B, C, D and E preferred stock (“Existing Preferred Stock”) were converted into approximately 10.8 million shares of common stock.

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

Future maturities of principal and estimated future interest under the Amended and Restated Cisco Note are as follows (in thousands):

For the year ending September 30,
2005	$—
2006	7,374
2007	5,374
2008	5,094
Thereafter	—
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

In January 2003, the Company, Allied Riser and the holders of approximately $106.7 million in face value of Notes entered into an exchange agreement and a settlement agreement. Pursuant to the exchange agreement, these note holders surrendered their Notes, including accrued and unpaid interest, in exchange for a cash payment of approximately $5.0 million, 3.4 million shares of the Company’s Series D preferred stock and 3.4 million shares of the Company’s Series E preferred stock. This preferred stock, at issuance, was convertible into approximately 4.2% of the Company’s then outstanding fully diluted common stock. Pursuant to the settlement agreement, these note holders dismissed their litigation against the Company with prejudice in exchange for the cash payment. These transactions closed in March 2003 when the agreed amounts were paid and the Company issued the Series D and Series E preferred shares. The settlement and exchange transactions together eliminated $106.7 million in face amount of the notes due in September 2007, interest accrued on the Notes since the December 15, 2002 interest payment, all future interest payment obligations on the Notes and settled the note holder litigation.

As of December 31, 2002, the Company had accrued the amount payable under the settlement agreement, net of a recovery of $1.5 million under its insurance policy. This resulted in a net expense of $3.5 million recorded in 2002. The $4.9 million payment required under the settlement agreement was paid in March 2003. The Company received the $1.5 million insurance recovery in April 2003. The exchange agreement resulted in a gain of approximately $24.8 million recorded in March 2003. The gain resulted from the difference between the $36.5 million net book value of the notes ($106.7 face value less the related discount of $70.2 million) and $2.0 million of accrued interest and the exchange consideration which included $5.0 million in cash and the $8.5 million estimated fair market value for the Series D and Series E preferred stock less approximately $0.2 million of transaction costs. The estimated fair market value for the Series D and Series E preferred stock was determined by using the price per share of our Series C preferred stock, which represented the Company’s most recent equity transaction for cash.

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

The future minimum commitments under these agreements are as follows (in thousands):

For the year ending September 30,
2005	$15,640
2006	14,981
2007	13,435
2008	13,169
2009	11,355
Thereafter	108,390
Total minimum lease obligations	176,970
Less-amounts representing interest	(68,216)
Present value of minimum lease obligations	108,754
Current maturities	(5,799)
Capital lease obligations, net of current maturities	$102,955

Fiber Leases and Construction Commitments

Certain of the Company’s agreements for the construction of building laterals and for the leasing of metro fiber rings and lateral fiber include minimum specified commitments. The future commitment under these arrangements was approximately $3.4 million at September 30, 2004.

Current and Potential Litigation

In October 2004 the Company settled a dispute with a vendor over the amount invoiced by the vendor for telecommunications services.  The settlement payment of $0.3 million was made in October 2004 and was less than the $1.0 million that had previously been recorded in accounts payable. As a result approximately $0.7 million was recorded as a reduction to the cost of network operations in the third quarter of 2004.

The Company is also involved in a dispute over intercompany services provided by and to Lambdanet Germany during the time LambdaNet Germany was a sister company of Firstmark’s French subsidiary—LNF and Firstmark’s Spanish subsidiary—LNE (See Note 11).  LNF and LNE are no longer sister companies of LambdaNet Germany.  The Company intends to vigorously defend its position related to these charges and management believes  that it has adequately reserved for the potential liability.

In 2003, a counterclaim was filed against the Company by a former employee in state court in California. The former employee asserted primarily that additional commissions were due to the employee. The Company had filed a claim against this employee for breach of contract among other claims. A judgment was awarded and the Company has appealed this decision. The Company has recorded a liability for the estimated liability  under this judgment.

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

Operating leases and license agreements

The Company leases office space, network equipment sites, and facilities under operating leases. The Company also enters into building access agreements with the landlords of its targeted multi- tenant office buildings. Future minimum annual commitments under these arrangements are as follows (in thousands):

For the year ending September 30,
2005	$20,301
2006	17,002
2007	13,262
2008	10,343
2009	7,833
Thereafter	30,534
$99,275

Rent expense, net of sublease income, for the three months ended September 30, 2003 and September 30, 2004 was approximately $0.6 million and $3.2 million, respectively. Rent expense, net of sublease income, for the nine months ended September 30, 2003 and September 30, 2004 was approximately $1.7 million and $7.1 million, respectively. The Company has subleased certain office space and facilities. Future minimum payments under these sublease agreements are approximately $1.1 million, $0.7 million, $0.4 million and $0.3 million for the years ending September 30, 2005 through September 30, 2008, respectively.

Maintenance and fiber lease agreements

The Company pays monthly fees for maintenance of its fiber optic network. In certain cases, the Company connects its customers and the buildings it serves to its national fiber-optic backbone using intra-city and inter-city fiber under operating lease commitments from various providers under contracts that range from month-to-month to five-year terms.

Future minimum obligations related to these arrangements are as follows (in thousands):

Year ending September 30,
2005	$5,076
2006	4,304
2007	3,955
2008	4,027
2009	3,913
Thereafter	46,981
$68,256

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

LambdaNet Communications Deutschland, AG (“Lambdanet Germany”)

The Company attempted to acquire Lambdanet Germany, but was unable to reach agreement with Lambdanet Germany’s bank creditors. Cogent Europe has made use of Lambdanet Germany’s facilities to complete communications circuits into Germany and has also depended on Lambdanet Germany for network operations support, billing and other services. The Company has begun the process of fully separating the operations of Cogent Europe from Lambdanet Germany but this process is not complete and there may be disruptions as this process proceeds.

9.                                      Stockholders’ equity:

In June 2003, the Company’s board of directors and shareholders approved an amended and restated charter that increased the number of authorized shares of the Company’s common stock from 21.1 million shares to 395.0 million shares, eliminated the reference to the Company’s Series A, B, C, D, and E preferred stock (“Existing Preferred Stock”) and authorized 120,000 shares of authorized but unissued and undesignated preferred stock. In April 2004, the Company’s board of directors and shareholders approved an amended and restated charter that increased the number of authorized shares of the Company’s common stock from 395.0 million shares to 600.0 million shares and increased the shares of undesignated preferred stock from 120,000 shares to 170,000 shares.  In October 2004, the Company's board of directors approved an amended and restated charter that increased the number of authorized shares of the Company's common stock to 750.0 million shares.

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

In January 2004, Symposium Gamma Inc. (“Gamma”) merged with a subsidiary of the Company. Under the merger agreement, all of the issued and outstanding shares of Gamma common stock were converted into 2,575 shares of the Company’s Series I preferred stock and the Company became Gamma and Cogent Europe’s sole shareholder.

On March 30, 2004, Symposium Omega, Inc., (“Omega”) a Delaware corporation merged with a subsidiary of the Company. Prior to the merger Omega had raised approximately $19.5 million in cash and acquired the rights to acquire a German fiber optic network. The Company issued 3,891 shares of Series J preferred stock to the shareholders of Omega in exchange for all of the outstanding common stock of Omega.

On August 12, 2004, UFO Group, Inc., (“UFO Group”) a Delaware corporation merged with a subsidiary of the Company. Prior to the merger UFO Group had raised net cash of approximately $2.1 million  and acquired the rights to acquire the majority of the assets of Unlimited Fiber Optics, Inc. The Company issued 2,600 shares of Series K preferred stock to the shareholders of UFO Group in exchange for all of the outstanding common stock of UFO Group.

On September 15, 2004, the Company issued 185 shares of Series L preferred stock to the shareholders of Global Access Telecommunications Inc. (“Global Access”) in exchange for the majority of the assets of Global Access.

Each share of the Series F preferred stock, Series G preferred stock, Series H preferred stock, Series I preferred stock,  Series J preferred stock, Series K preferred stock and Series L preferred stock (collectively, the “New Preferred”) may be converted into shares of common stock at the election of its holder at any time. The Series F, Series G, Series I, Series J, Series K and Series L preferred stock are convertible into 68.2 million, 254.9 million, 16.0 million, 120.6 million, 16.1 million and 5.7 million shares of the Company’s common stock, respectively. The 84,001 authorized shares of Series H preferred stock are convertible into 64.6 million shares of the Company’s common stock. The New Preferred will be automatically converted into common stock, at the then applicable conversion rate in the event of an underwritten public offering of shares of the Company at a total offering of not less than $50 million at a post-money valuation of the Company of $500 million (a “Qualifying IPO”). The conversion prices are subject to adjustment, as defined.

The New Preferred stock votes together with the common stock and not as a separate class. Each share of the New Preferred has a number of votes equal to the number of shares of common stock then issuable upon conversion of such shares, with the expetion of the Series L preferred stock which is non-voting. The consent of holders of a majority of the outstanding Series F preferred stock is required to declare or pay any dividend on the common or the preferred stock of the Company.

In the event of any dissolution, liquidation, or winding up of the Company, at least $29.1 million, $123.1 million, $8.0 million, $7.7 million, $58.4 million, $7.8 million and $2.8 million will be paid in cash to the holders of the Series F, G, H, I, J, K and L preferred stock, respectively, before any payment is made to the holders of the Company’s common stock.

Offer to exchange—Series H Preferred Stock and 2003 and 2004 Incentive Award Plans

In September 2003, the Compensation Committee (the “Committee”) of the board of directors adopted and the stockholders approved, the Company’s 2003 Incentive Award Plan (the “Award Plan”). The Award Plan reserved 54,001 shares of Series H preferred stock for issuance under the Award Plan. In September 2003, the Company offered its employees the opportunity to exchange eligible outstanding stock options and certain common stock for restricted shares of Series H preferred stock under the Award Plan. Under the offer, the Company recorded a deferred compensation charge of approximately $46.1 million in the fourth quarter of 2003. The Company also granted additional shares of Series H preferred to certain new employees resulting in an additional deferred compensation. In 2004, the Company’s board of directors and shareholders approved the Company’s 2004 Incentive Award Plan that increased the shares of Series H preferred stock available for grant as either restricted shares or options for restricted shares under the Award Plan from 54,001 to 84,001 shares.   In July 2004, the Company began granting options for Series H preferred stock, 17,500 of which were granted with an exercise price below the trading price of the Company’s common stock on grant date.  Each share of Series H preferred stock converts into approximately 769 shares of common stock. The Series H preferred shares were valued using the trading price of the Company’s common stock on the grant date. These option grants resulted in additional deferred compensation of $4.7 million recorded during the third quarter of 2004. Deferred compensation for these option grants was determined by the multiplying the difference between the exercise price and the market value of the Series H preferred stock on grant date times the number of options granted and is being amortized over the service period.

For shares granted under the offer to exchange, the vesting period was 27% upon grant with the remaining shares vesting ratably over a three year period and for share and options grants to newly hired employees; the shares generally vest 25% after one year with the remaining shares vesting ratably over three years. Compensation expense related to Series H preferred stock was approximately $2.3 million for the nine months ended September 30, 2003, and $9.0 million for the nine months ended September 30, 2004. For grants of restricted stock, when an employee terminates prior to full vesting, the total remaining deferred compensation charge is reduced, the employee retains their vested shares and the employees’ unvested shares are returned to the plan. For grants of options for restricted stock, when an employee terminates prior to full vesting, the total remaining deferred compensation charge is reduced, previously recorded deferred compensation  is reversed and the employee may elect to exercise their vested options for a period of ninety days and the any of the employees’ unvested options are returned to the plan.

Dividends

The Cisco credit facility prohibits the Company from paying cash dividends and restricts the Company’s ability to make other distributions to its stockholders.

Beneficial Conversion Charges

Beneficial conversion charges of $2.5 million, $19.5 million, $2.6 million and $0.9 million were recorded on January 5, 2004, March 30, 2004, August 12, 2004 and September 15, 2004, respectively, since the price per common share at which the Series I, Series J, Series K and Series L preferred stock converts into were less than the quoted trading price of the Company’s common stock on that date.

10.                               Segment information:

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company operates as one operating segment. Below are the Company’s net revenues and long lived assets by geographic theater (in thousands):

	Three Months Ended September 30, 2003	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2004

Net Revenues
North America	$15,148	$16,002	$44,899	$46,733
Europe	—	5,734	—	16,335
Total	$15,148	$21,736	$44,899	$63,068

	December 31, 2003	September 30, 2004
Long lived assets, net
North America	$322,515	$292,410
Europe	—	50,264
Total	$322,515	$342,674

11.          Related parties:

Office lease

The Company’s headquarters is located in an office building owned by an entity controlled by the Company’s Chief Executive Officer. The Company paid monthly rent to this entity of approximately $30,000 during 2003 and 2004.

LNG Holdings S.A (“LNG”)

In November 2003, approximately 90% of the stock of LNG, the then parent company to Firstmark, now named Cogent Europe, was acquired by Symposium Inc. (“Symposium”) a Delaware corporation, for no consideration in return for a commitment to cause at least $2 million to be invested in LNG’s subsidiary LambdaNet France and an indemnification of LNG’s selling stockholders by the Company and Symposium. Symposium is wholly owned by the Company’s Chief Executive Officer. In January 2004, LNG transferred its interest in Firstmark to Symposium Gamma, Inc. (“Gamma”), a Delaware corporation, in return for $1 and a commitment by Gamma to invest at least $2 million in the operations of Firstmark’s French subsidiary—LNF. Prior to the transfer, Gamma had raised approximately $2.5 million in a private equity transaction with certain existing investors in the Company and new investors. In January 2004, Gamma transferred $2.5 million to LNF and, by so doing, fulfilled the $2.0 million commitment. Symposium continues to own approximately 90% of the stock of LNG.  LNG operates as a holding company.  Its subsidiaries hold assets related to their former telecommunications operations.

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

Symposium Gamma, Inc., and Symposium Omega, Inc. (“Omega”)

Gamma and Omega are considered related parties to the Company since both entities had raised cash in private equity transactions with certain existing investors in the Company.  Gamma was formed in order to acquire Firstmark.  Omega was formed in order to acquire the rights to a German fiber optic network. In December 2003, Gamma was capitalized with approximately $2.5 million in exchange for 100% of Gamma’s common stock.  In March 2004, Omega was capitalized with approximately $19.5 million in exchange for 100% of Omega’s common stock.

Cogent Europe’s subsidiaries provide network services and in turn utilize the network of LambdaNet Communications AG (“Lambdanet Germany”) in order for each entity to provide services to certain of their customers under a network sharing agreement. Lambdanet Germany was a majority owned subsidiary of LNG from November 2003 until April 2004 when Lambdanet Germany was sold to an unrelated party. During the three and nine months ended September 30, 2004 Cogent Europe recorded revenue of euro 0.4 million ($0.5 million) and 1.3 million euro ($1.6 million), respectively from Lambdanet Germany and network costs of euro 0.2 million ($0.2 million) and 1.3 euro million ($1.6 million), respectively under the network sharing agreement. As of September 30, 2004 Cogent Europe had recorded net amounts due from Lambdanet Germany of euro 1.4 million ($1.7 million) and net amounts due to Lambdanet Germany of euro 1.1 million ($1.4 million). These amounts are reflected as amounts due from related party and amounts due to related party in the accompanying condensed consolidated September 30, 2004 balance sheet. The Company is currently in negotiations with the new owner of Lambdanet Germany over the terms of settling these amounts and the network sharing agreement.

Cisco Systems, Inc. (“Cisco”)

In connection with the UFO acquisition the Company acquired Cisco as a customer.  Cisco is a Company shareholder and lender.  The Company recorded revenue of approximately $65,000 from Cisco for the three months ended September 30, 2004.

12.          Subsequent Events:

Merger with Cogent Potomac, Inc.

In October 2004, the Company merged with Cogent Potomac, Inc. (“Potomac”).  The Company issued 3,700 shares of its newly authorized Series M preferred stock in exchange for all of the outstanding common shares of Potomac.  The Series M preferred stock converts into approximately 114.7 million shares of the Company’s common stock and has rights and privileges similar to the Company’s Series J preferred stock, except that the Series M preferred stock does not vote for directors.  Prior to the merger, Potomac had acquired the majority of the assets of Aleron Broadband Services LLC (“Aleron”).  Aleron was headquartered in Chantilly, Virginia and provided Internet access and dial-up services on a wholesale basis. The acquired assets included net cash of approximately $18.5 million, all of Aleron’s customer contracts, customer accounts receivable and certain network equipment.  Assumed liabilities include certain vendor relationships, accounts payable, and accrued liabilities.  The Company intends to integrate these acquired assets into its operations and onto its broadband network. A beneficial conversion charge of $18.5 million will be recorded in October 2004, since the price per common share at which the Series M preferred stock converts into was less than the quoted trading price of the Company’s common stock on that date.

ITEM 2.                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward Looking Statements

Our Form 10-Q disclosure and analysis concerning our operations, cash flows and financial position includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates” and similar expressions are forward-looking statements. Although these statements are based upon assumptions we consider reasonable, they are subject to risks and uncertainties that are described more fully below and in the notes accompanying our financial statements.  Accordingly, we can give no assurance that we will achieve the results anticipated or implied by our forward-looking statements.

General Overview

We are a leading facilities-based provider of low-cost, high-speed Internet access and IP connectivity. Our network has been designed and optimized to transmit data using Internet Protocol, which provides us with significant cost and performance advantages over legacy networks. We deliver our services to more than 5,000 small and medium-sized businesses, communications service providers, and other bandwidth-intensive organizations located in North America and Europe. Our primary service is providing Internet access at a speed of 100 Megabits per second, much faster than typical Internet access currently offered to businesses. Our service is delivered through our own facilities running all the way to our customers’ premises.

Our network is comprised of in-building riser facilities, metropolitan optical fiber networks, metropolitan traffic aggregation points and intercity transport facilities. The network is physically connected entirely through our facilities to over 925 buildings in which we provide our on-net services, including over 780 multi-tenant office buildings. We also provide on-net services in carrier-neutral colocation facilities, data centers and single-tenant office buildings. Because of our network architecture, we are not dependent on local telephone companies to serve our on-net customers. In addition to providing our on-net services, we also provide Internet connectivity to customers that are not located in buildings directly connected to our network. We serve these off-net customers using other carriers’ facilities to provide the last mile portion of the link from our customers’ premises to our network. We emphasize the sale of on-net services because sales of these services generate higher gross profit margins. For the three months ended September 30, 2003, 55.0% of our net service revenue was generated from on-net customers as compared to 65.7% in the same period in 2004.

We have grown our net service revenue from $3.0 million for the year ended December 31, 2001 to $59.4 million for the year ended December 31, 2003 and from $15.1 million for the three months ended September 30, 2003 to $21.7 million for the three months ended September 30, 2004. Net service revenue is determined by subtracting our allowances for sales credit adjustments and unfulfilled purchase obligations from our gross service revenue.

We have generated our revenue growth through the strategic acquisitions of communications network assets and customers, primarily from financially distressed companies, and the continued expansion of our network of on-net buildings. Our results for 2003 do not include the impact of our most recent acquisitions that extended our business into Europe and expanded our operations in North America. The January 5, 2004 acquisition of Firstmark Communications Participation S.à r.l., or Firstmark — now named Cogent Europe S.à r.l., or Cogent Europe, extended our network into France, Spain, the United Kingdom, Belgium, Switzerland and the Netherlands. On March 30, 2004, we obtained rights to approximately 1,500 fiber route miles and other assets that were once part of the Carrier 1 International S.A. network in Germany. On August 12, 2004 we merged with UFO Group, Inc.  Prior to this merger, UFO Group, Inc. had acquired the majority of the assets of Unlimited Fiber Optics, Inc. This acquisition expanded our services offerings and customer base in San Francisco and Los Angeles, California.  On September 15, 2004 we acquired the majority of the assets of Global Access Telecommunications, Inc., which further expanded our operations in Germany.  On October 20, 2004, we merged with Cogent Potomac, Inc.  Prior to this merger, Cogent Potomac had acquired the rights to the majority of the assets of Aleron Broadband Services LLC.  This acquisition expanded our services offerings and customer base in North America.  We are in the process of integrating these customers and operations onto our network and into our operations. As with prior acquisitions, we plan to continue to support a number of legacy service offerings, but will focus our efforts on selling our on-net IP data service offerings.

Our net service revenue is derived from our on-net, off-net and non-core services, which comprised 55.0%, 28.4% and 16.6% of our net revenue, respectively, for the three months ended September 30, 2003 and 65.7%, 23.5% and 10.8% for the three months ended September 30, 2004. Our on-net service consists of high-speed Internet access and Internet Protocol connectivity ranging from 0.5 Mbps per second to 1,000 Mbps per second of bandwidth. We offer our on-net services to customers located in buildings that are physically connected to our network. Off-net services are sold to businesses that are connected to our network primarily by means of T1 and T3 lines obtained from other carriers. Our non-core services, which consist of legacy services of companies whose assets or businesses we have acquired, include email, retail dial-up Internet access, shared web hosting, managed web hosting, managed security, voice services provided in Toronto, Canada only, point to point private line services provided by UFO, and services provided to LambdaNet Germany under a network sharing arrangement as discussed below. We do not actively market these non-core services and expect the revenue associated with them to decline.

In connection with each of our acquisitions in which we have acquired customer contracts, some portion of these customers have elected not to continue purchasing services from us. Accordingly, historical operating results from the acquired businesses or assets have not been indicative of our combined results. Our evaluation of potential acquisitions contemplates such patterns of revenue erosion. Our results attributable to Cogent Europe for the first nine months of 2004 reflect some of the expected erosion of revenue acquired in Europe and we expect to experience additional material erosion of this revenue. For example, certain customer’s of our subsidiaries in France and Spain have indicated to us that they will not continue to purchase or will reduce the amount of services purchased after the expiration of their current contractual obligations. In 2003, revenue under contracts with these customers represented approximately 3.8 million euro of the total 23.5 million euro revenue of Cogent Europe.

We have grown our gross profit from a negative $17.0 million for the year ended December 31, 2001 to $12.4 million for the year ended December 31, 2003 and from $10.0 million for the nine months ended September 30, 2003 to $19.8 million for the nine months ended September 30, 2004. Our gross profit margin has expanded from 21% in 2003 to 31% for the nine months ended September 30, 2004. We determine gross profit by subtracting network operation expenses (exclusive of amounts shown separately), other than amortized deferred compensation, from our net service revenue. The amortization of deferred compensation classified as cost of network services was $0.3 million, $0.2 million and $1.3 million for the years ended December 31, 2001, 2002 and 2003, respectively, and $0.2 million and $0.6 million for the nine months ended September 30, 2003 and 2004, respectively. We believe that our gross profit will benefit from the limited incremental expenses associated with providing service to new on-net customers. We have not allocated depreciation and amortization expense to our network operations expense.

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

Historically, our operating expenses have exceeded our net service revenue resulting in operating losses of $61.1 million, $62.3 million and $81.2 million in 2001, 2002 and 2003, respectively, and $47.4 million and $61.3 million for the nine months ended September 30, 2003 and September 30, 2004, respectively. In each of these periods, our operating expenses consisted primarily of the following:

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

•              For the nine months ended September 30, 2004 $0.8 million of terminated public offering costs and $1.4 million of restructuring costs associated with the termination of an office lease in Paris France.

Acquisitions

Since our inception, we have consummated nine major and three minor acquisitions through which we have expanded our network and customer base and added strategic assets to our business. We have accomplished this primarily by acquiring financially distressed companies or their assets at a significant discount to their original cost. The overall impact of these acquisitions on the operation of our business has been to extend the physical reach of our network in both North America and Europe, expand the breadth of our service offerings, and increase the number of customers to whom we provide our services. The overall impact of these acquisitions on our balance sheet and cash flows has been to significantly increase the assets on our balance sheet, including cash, increase our indebtedness and increase our cash flows from operations due to our increased customer base and reduce our cash flows from operations due to assumed liabilities and assumed obligations.

Acquisition of Aleron

In October 2004, our subsidiary merged with Cogent Potomac, Inc. (Potomac).  We issued 3,700 shares of our newly authorized Series M preferred stock in exchange for all of the outstanding common shares of Potomac.  The Series M preferred stock will, upon the filing of an amendment to our certificate of incorporation, convert into approximately 114.7 million shares of our common stock and has rights and privileges similar to our Series J preferred stock.  Prior to the merger, Potomac had acquired the majority of the assets of Aleron Broadband Services LLC (Aleron).  Aleron was headquartered in Chantilly, Virginia and provided Internet access and dial-up services on a wholesale basis. The acquired assets included net cash of approximately $18.5 million, all of Aleron’s customer contracts, customer accounts receivable and certain network equipment.  Assumed liabilities include certain vendor relationships, accounts payable, and accrued liabilities.  We intend to integrate these acquired assets into our operations and onto our broadband network.

Acquisition of Global Access

On September 15, 2004, we issued 185 shares of our newly authorized Series L preferred stock to the shareholders of Global Access Telecommunications Inc. (Global Access) in exchange for the majority of the assets of Global Access.  The Series L preferred stock converts into approximately 5.7 million shares of our common stock and has rights and privileges similar to our Series J preferred stock, except that it is non-voting. Global Access was headquartered in Frankfurt, Germany and provided Internet access and other data services in Germany. The acquired assets included customer contracts, accounts receivable and certain network equipment.  Assumed liabilities include certain vendor relationships and accounts payable and accrued liabilities.  We are in the process of integrating these acquired assets into our operations and onto our broadband network.

Acquisition of UFO Group, Inc.

On August 12, 2004, our subsidiary merged with UFO Group, Inc. (UFO Group).  We issued 2,600 shares of our Series K preferred stock in exchange for the outstanding shares of UFO Group.  The Series K preferred stock converts into approximately 16.1 million shares of our common stock and has rights and privileges similar to our Series J preferred stock.  Prior to the merger, UFO Group had acquired the majority of the assets of Unlimited Fiber Optics, Inc. (UFO).   UFO’s customer base is comprised of data service customers and its network is comprised of fiber optic facilities located in San Francisco, Los Angeles and Chicago. The acquired assets included net cash of approximately $1.9 million, all of UFO’s customer contracts, customer accounts receivable and certain network equipment.  Assumed liabilities include certain vendor relationships and accounts payable.  We are in the process of integrating these acquired assets into our operations and onto our broadband network.

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

We completed the first step of the European network acquisition in January 2004. The investors funded a corporation that they controlled with $2.5 million and acquired Firstmark, now named Cogent Europe, the parent holding company of LambdaNet France and LambdaNet Spain, from LNG for one euro. As consideration, the investors, through the corporation they controlled, entered into a commitment to use reasonable efforts to cause LNG to be released from a guarantee of certain obligations of LambdaNet France and a commitment to fund LambdaNet France with $2.0 million. That corporation was then merged into one of our subsidiaries in a transaction in which the investors received preferred stock that converts into approximately 16.0 million shares of our common stock.

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

In March 2004, we identified network assets in Germany formerly operated as part of the Carrier 1 network as an attractive acquisition opportunity. Pursuant to the November commitment, the investors funded a newly-formed Delaware corporation with $19.5 million and that corporation, through a German subsidiary, acquired the rights to the Carrier 1 assets in exchange for 2.3 million euros. That corporation was then merged into one of our subsidiaries in a transaction in which the investors received preferred stock, which converts into approximately 120.6 million shares of our common stock. Through September 30, 2004 we paid 0.2 million euros and paid 1.3 million euros in October 2004 of the 2.3 million euro purchase price. We anticipate paying the remaining 0.8 million euros in November 2004.

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

Allied Riser Merger

In February 2002, we acquired Allied Riser Communications Corporation, a facilities-based provider of broadband data, video and voice communications services to small and medium-sized businesses in the United States and Canada in exchange for the issuance of approximately 2.0 million shares of our common stock. As a result of the merger, Allied Riser became a wholly-owned subsidiary of ours. In connection with the merger, we became co-obligor under Allied Riser’s 7 1/2% Convertible Subordinated Notes.

Acquisition of NetRail Assets

In September 2001, we purchased for $11.7 million the principal assets of NetRail, Inc. out of bankruptcy. The assets included certain customer contracts and the related accounts receivable, circuits, network equipment, and settlement-free peering agreements.

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

Three Months Ended September 30, 2003 Compared to the Three Months Ended September 30, 2004

The following summary table presents a comparison of our results of operations for the three months ended September 30, 2003 and 2004 with respect to certain key financial measures. The comparisons illustrated in the table are discussed in greater detail below.

	Three Months Ended September 30,		Percent
	2003	2004	Change
	(unaudited)
	(in thousands)

Net service revenue	$15,148	$21,736	43.5%
Network operations expenses (1)	12,014	14,303	19.1%
Selling, general, and administrative expenses (2)	6,312	9,089	44.0%
Restructuring charge	—	1,396	—
Terminated public offering costs	—	779	—
Depreciation and amortization expenses	11,968	13,369	11.7%
Gain – Cisco troubled debt restructuring	215,432	—	—
Net income (loss)	196,462	(23,041)	(111.7)%

(1)           Excludes amortization of deferred compensation of $53 and $207 in the three months ended September 30, 2003 and 2004, respectively, which, if included would have resulted in a period-to-period change of 20.2%.

(2)           Excludes amortization of deferred compensation of $702 and $2,753 in the three months ended September 30, 2003 and 2004, respectively, which, if included would have resulted in a period-to-period change of 68.8%.

Net Service Revenue.  Our net service revenue increased 43.5% from $15.1 million for the three months ended September 30, 2003 to $21.7 million for the three months ending September 30, 2004. The $6.2 million increase in net service revenue is primarily attributable to $6.4 million of net service revenue from the customers acquired in the Firstmark, UFO and Global Access acquisitions and a $2.9 million increase in organic revenue.  We define organic revenue as revenue derived from contracts obtained under our sales efforts.  These increases were partially offset by a $2.4 million decrease in revenue from the customers acquired in the PSINet and FNSI acquisitions. For the three months ended September 30, 2003 and 2004, on-net, off-net and non-core services represented 55.0%, 28.4% and 16.6% and 65.7%, 23.5% 10.8% of our net service revenues, respectively.

Our net service revenue related to our acquisitions is included in our statements of operations from the acquisition dates.  Net service revenue from our January 5, 2004 Cogent Europe acquisition totaled approximately $5.5 million for the three months ended September 30, 2004.  Approximately $0.5 million of the Cogent Europe net service revenue during the period was derived from services rendered to LambdaNet Communications Deutschland AG (LambdaNet Germany). LambdaNet Germany was majority-owned by LNG Holdings until April 2004 when it was sold to an unrelated third party. We are in the process of renegotiating LambdaNet Germany’s service contracts and may lose some or all of this revenue. Net service revenue from our August 12, 2004 UFO acquisition totaled approximately $0.6 million for the three months ended September 30, 2004.  Net service revenue from our September 15, 2004, Global Access acquisition totaled approximately $0.2 million for the three months ended September 30, 2004.  Net service revenue from the acquired PSINet and FNSI legacy customer contracts totaled approximately $4.4 million for the three months ended September 30, 2003 and $2.0 million for the three months ended September 30, 2004.

Network Operations Expenses.  Our network operations expenses, excluding the amortization of deferred compensation, increased 19.1% from $12.0 million for the three months ended September 30, 2003 to $14.3 million for the three months ended September 30, 2004. The increase is primarily attributable to $3.5 million of costs incurred in connection with the operation of our European network after our Cogent Europe and Global Access acquisitions. The increase was partly offset by a $0.7 million reduction in the cost of network operations due to the settlement of a vendor dispute for a payment less than the amount recorded as accounts payable and the reduction of circuit costs associated with the reduction in the number of off-net PSINet and FNSI customers. For the three-month period ended September 30, 2004, Cogent Europe recorded $0.2 million of network usage costs from LambdaNet Germany. We are in the process of renegotiating the LambdaNet Germany service contracts. Our total cost of network operations for the three months ended September 30, 2003 and September 30, 2004 includes approximately $0.1 million and $0.2 million, respectively, of amortization of deferred compensation expense classified as cost of network operations.

Selling, General, and Administrative Expenses.  Our SG&A expenses, excluding the amortization of deferred compensation, increased 44.0% from $6.3 million for the three months ended September 30, 2003 to $9.1 million for the three months ended September 30, 2004. SG&A expenses increased primarily from the $2.8 million of SG&A expenses associated with our operations in Europe after our Cogent Europe and Global Access acquisitions and an increase in professional fees, partially offset by a $0.6 million reduction of expense for the allowance for doubtful accounts. Our total SG&A expenses for the three months ended September 30, 2003 and September 30, 2004 includes $0.7 million and $2.8 million, respectively, of amortization of deferred compensation expense.

Amortization of Deferred Compensation.  The total amortization of deferred compensation increased from $0.8 million for the three months ended September 30, 2003 to $3.0 million for the three months ending September 30, 2004. The increase is attributed to the amortization of deferred compensation related to restricted shares of Series H preferred stock granted to our employees primarily in October 2003 under our 2003 Incentive Award Plan and the amortization of $4.7 million of deferred compensation related to options for shares of Series H preferred stock granted in the third quarter of 2004 with an exercise price below the trading price of our common stock on grant date.  We amortize deferred compensation costs on a straight-line basis over the service period.

Restructuring charge.  In July 2004, we abandoned the Paris office obtained in the Cogent Europe acquisition and located these operations in another Cogent Europe facility.  We recorded a restructuring charge of approximately $1.4 million related to the discounted remaining $3.4 million commitment on the lease less our estimated sub-lease income.

Withdrawal of Public Offering.  In 2004, we filed a registration statement to sell shares of common stock in a public offering.  In October 2004, we withdrew the public offering and expensed the associated deferred costs of approximately $0.8 million in the three months ended September 30, 2004.

Depreciation and Amortization Expenses.  Our depreciation and amortization expense increased 11.7% from $12.0 million for the three months ended September 30, 2003 to $13.4 million for the three months ended September 30, 2004. Of this increase, $1.4 million resulted from depreciation and amortization of assets acquired in our Cogent Europe acquisition.  We begin to depreciate our capital assets once the related assets are placed in service.

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

Net Income (Loss).  As a result of the foregoing, net income was $196.5 million for the three months ended September 30, 2003 as compared to a net loss of $23.0 million for the three months ended September 30, 2004.

Nine Months Ended September 30, 2003 Compared to the Nine Months Ended September 30, 2004

The following summary table presents a comparison of our results of operations for the nine months ended September 30, 2003 and 2004 with respect to certain key financial measures. The comparisons illustrated in the table are discussed in greater detail below.

	Nine Months Ended September 30,		Percent
	2003	2004	Change
	(unaudited)
	(in thousands)

Net service revenue	$44,899	$63,068	40.5%
Network operations expenses (1)	34,927	43,311	24.0%
Selling, general, and administrative expenses (2)	20,014	28,208	40.9%
Restructuring charge	—	1,396	—
Terminated public offering costs	—	779	—
Depreciation and amortization expenses	35,006	41,654	19.0%
Gain – Cisco troubled debt restructuring	215,432	—	—
Gain – Allied Riser note exchange	24,802	—	—
Net income (loss)	175,580	(69,436)	(139.5)%

(1)           Excludes amortization of deferred compensation of $161 and $633 in the nine months ended September 30, 2003 and 2004, respectively, which, if included would have resulted in a period-to-period change of 25.2%.

(2)           Excludes amortization of deferred compensation of $2,141 and $8,404 in the nine months ended September 30, 2003 and 2004, respectively, which, if included would have resulted in a period-to-period change of 65.3%.

Net Service Revenue.  Our net service revenue increased 40.5% from $44.9 million for the nine months ended September 30, 2003 to $63.1 million for the nine months ending September 30, 2004. The $18.2 million increase in net service revenue is primarily attributable to $16.9 million of net service revenue from the customers acquired in the Cogent Europe, UFO and Global Access acquisitions and a $10.5 million increase in organic revenue.  We define organic revenue as revenue derived from contracts obtained under our sales efforts.  These increases were partially offset by a $8.6 million decrease in revenue from the customers acquired in the PSINet and FNSI acquisitions.  For the nine months ended September 30, 2003 and 2004, on-net, off-net and non-core services represented 53.8%, 26.9% and 19.3% and 65.7%, 22.7% and 11.6% of our net service revenues, respectively.

Our net service revenue related to our acquisitions is included in our statements of operations from the acquisition dates.  Net service revenue from our January 5, 2004 Cogent Europe acquisition totaled approximately $16.1 million for the nine months ended September 30, 2004.  Approximately $1.6 million of the Cogent Europe net service revenue during the period was derived from services rendered to LambdaNet Communications Deutschland AG (LambdaNet Germany). LambdaNet Germany was majority-owned by LNG Holdings until April 2004 when it was sold to an unrelated third party. We are in the process of renegotiating LambdaNet Germany’s service contracts and may lose some or all of this revenue. Net service revenue from our August 12, 2004 UFO acquisition totaled approximately $0.6 million for the nine months ended September 30, 2004.  Net service revenue from our September 15, 2004, Global Access acquisition totaled approximately $0.2 million for the nine months ended September 30, 2004.  Net service revenue from the acquired PSINet and FNSI legacy customer contracts totaled approximately $15.9 million for the nine months ended September 30, 2003 and $7.3 million for the nine months ended September 30, 2004.

Network Operations Expenses.  Our network operations expenses, excluding the amortization of deferred compensation, increased 24.0% from $35.0 million for the nine months ended September 30, 2003 to $43.3 million for the nine months ended September 30, 2004. The increase is primarily attributable to $11.0 million of costs incurred in connection with the operation of our European network after our Cogent Europe acquisition. The increase was partly offset by a $0.7 million reduction in the cost of network operations due to the settlement of a vendor dispute for a payment less than the amount recorded as accounts payable and a reduction in circuit costs associated with the reduction in the number of off-net PSINet and FNSI customers. For the nine month period ended September 30, 2004, Cogent Europe recorded $1.6 million of network usage costs from LambdaNet Germany. We are in the process of renegotiating the LambdaNet Germany service contracts. Our total cost of network operations for the nine months ended September 30, 2003 and September 30, 2004 includes approximately $0.2 million and $0.6 million, respectively, of amortization of deferred compensation expense classified as cost of network operations.

Selling, General, and Administrative Expenses.  Our SG&A expenses, excluding the amortization of deferred compensation, increased 40.9% from $20.0 million for the nine months ended September 30, 2003 to $28.2 million for the nine months ended September 30, 2004. SG&A expenses increased primarily from the $8.0 million of SG&A expenses associated with our operations in Europe after our Cogent Europe and Global Access acquisitions. Our SG&A expenses for the nine month period ended September 30, 2004 includes a $0.6 million expense related to the settlement of a dispute with a landlord over a lease acquired in the Allied Riser merger.  Our total SG&A expenses for the nine months ended September 30, 2003 and September 30, 2004 include $2.1 million and $8.4 million, respectively, of amortization of deferred compensation.

Amortization of Deferred Compensation.  The total amortization of deferred compensation increased from $2.3 million for the nine months ended September 30, 2003 to $9.0 million for the nine months ending September 30, 2004. The increase is attributed to the amortization of deferred compensation related to restricted shares of Series H preferred stock granted to our employees primarily in October 2003 under our 2003 Incentive Award Plan and the amortization of $4.7 million of deferred compensation related to options for shares of Series H preferred stock granted in the third quarter of 2004 with an exercise price below the trading price of our common stock on grant date.  We amortize deferred compensation costs on a straight-line basis over the service period.

Restructuring charge.  In July 2004, we abandoned the Paris office obtained in the Cogent Europe acquisition and located these operations in another Cogent Europe facility.  We recorded a restructuring charge of approximately $1.4 million related to the discounted remaining $3.4 million commitment on the lease less our estimated sub-lease income.

Withdrawal of Public Offering.  In 2004, we filed a registration statement to sell shares of common stock in a public offering.  In October 2004, we withdrew the public offering and expensed the associated deferred costs of approximately $0.8 million in the three months ended September 30, 2004.

Depreciation and Amortization Expenses.  Our depreciation and amortization expense increased 19.0% from $35.0 million for the nine months ended September 30, 2003 to $41.7 million for the nine months ended September 30, 2004. Of this increase, $4.8 million resulted from depreciation and amortization of assets acquired in our Cogent Europe acquisition.  Additionally, we had more capital equipment and IRUs in service in 2004 than in the same period in 2003. We begin to depreciate our capital assets once the related assets are placed in service.

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

Gain on Allied Riser Note Exchange.  In connection with the exchange and settlement related to our 7 1/2% Convertible Subordinated Notes Due 2007 we recorded a gain of approximately $24.8 million during the nine months ended September 30, 2003. This gain results from the difference between the $36.5 million net book value of the notes ($106.7 million face value less the related unamortized discount of $70.2 million) and $2.0 million of accrued interest, the cash consideration of $5.0 million and the $8.5 million estimated fair market value for the Series D and Series E preferred stock issued to the noteholders less approximately $0.2 million of transaction costs. The estimated fair market value for the Series D and Series E preferred stock was determined by using the price per share of our Series C preferred stock, which represented our most recent equity transaction for cash.

Net Income (Loss).  As a result of the foregoing, net income was $175.6 million for the nine months ended September 30, 2003 as compared to a net loss of $69.4 million for the nine months ended September 30, 2004.

Liquidity and Capital Resources

In assessing our liquidity, our management reviews and analyzes our current cash on-hand, our accounts receivable, foreign exchange rates, capital expenditure commitments, and our required debt payments and other obligations.

Cash Flows

The following table sets forth our consolidated cash flows for the nine months ended September 30, 2003 and 2004.

	Nine Months Ended September 30,
	2003	2004
	(unaudited)

Net cash used in operating activities	$(23,479)	$(21,865)
Net cash (used in) provided by investing activities	(26,784)	27,286
Net cash provided by (used in) financing activities	21,455	(4,424)
Effect of exchange rates on cash	525	(76)
Net (decrease) increase in cash and cash equivalents during period	$(28,283)	$921

Net Cash Used in Operating Activities.  Net cash used in operating activities was $23.5 million for the nine months ended September 30, 2003 compared to $21.9 million for the same period during 2004. Our primary sources of cash are receipts from our customers who are billed on a monthly basis for our services.  Our primary uses of cash are payments made to our vendors and employees.  Our net income was $175.6 million for the nine months ended September 30, 2003 compared to a net loss of $69.4 million for the nine months ended September 30, 2004. Net income for the nine months ended September 30, 2003 included a gain of $24.8 million related our settlement with certain Allied Riser note holders and a gain of $215.4 million related to the restructuring of our Cisco credit facility. Depreciation and amortization, including the amortization of deferred compensation and the debt discount on the Allied Riser notes was $40.3 million for the nine months ended September 30, 2003, and $51.4 million for the nine months ended September 30, 2004. Changes in assets and liabilities resulted in an increase to operating cash of $0.9 million for the nine months ended September 30, 2003 and a decrease in operating cash of $3.1 million for the nine months ended September 30, 2004.

Net Cash (Used in) Provided By Investing Activities.  Net cash used in investing activities was $26.8 million for the nine months ended September 30, 2003 compared to net cash provided by investing activities of $27.3 million for the same period during 2004. Our primary sources of cash provided by investing activities during the first nine months of 2004 was cash acquired of $4.7 million, $19.4 million and $1.9 million from our acquisition of Cogent Europe in January 2004, our merger with Symposium Omega in March 2004, and our merger with UFO Group in September 2004, respectively. Our purchases of property and equipment were $21.1 million for the nine months ended September 30, 2003 and $6.3 million for the nine months ended September 30, 2004. Our purchases of short-term investments were $5.0 million for the nine months ended September 30, 2003 and maturities of short-term investments were $3.5 million for the nine months ended September 30, 2004. Net cash provided by investing activities for the nine months ended September 30, 2004 also included proceeds from the sale of warrants for $3.4 million.

Net Cash Provided by (Used in) Financing Activities.  Financing activities provided net cash of $21.5 million for the nine months ended September 30, 2003 and used net cash of $4.4 million for the nine months ended September 30, 2004. Net cash provided by financing activities during the first nine months of 2003 resulted principally from proceeds from the issuance of Series G preferred stock of $40.6 million and proceeds from borrowings under the previous Cisco credit facility of $8.0 million offset by a $20.0 million payment for the restructuring of our Cisco credit facility, a $5.0 million payment related to the Allied Riser note exchange and principal payments under our capital leases of $2.2 million. Net cash used in financing activities during the first nine months of 2004 were from a $1.2 million payment to LNG Holdings and $3.2 million for principal payments under our capital leases.

Cash Position and Indebtedness

During the year ended December 31, 2003, the Allied Riser note exchange and related agreement and the Cisco recapitalization in particular had a significant impact on our liquidity and our level of indebtedness. At September 30, 2004, our total cash and cash equivalents were $9.4 million and our total indebtedness was $131.4 million. Total indebtedness includes $108.8 million of capital lease obligations for dark fiber primarily under 15-25 year indefeasable rights of use (IRU’s). Of this $108.8 million, approximately $5.8 million is considered a current liability.

In October 2004, we merged with Cogent Potomac, Inc. (Potomac).  We issued 3,700 shares of our newly authorized Series M preferred stock in exchange for all of the outstanding common shares of Potomac.  Prior to the merger, Potomac had acquired the majority of the assets of Aleron Broadband Services LLC (Aleron).  The acquired assets included net cash of approximately $18.5 million, all of Aleron’s customer contracts, customer accounts receivable and certain network equipment.  Assumed liabilities include certain vendor relationships, accounts payable, and accrued liabilities.

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

Future Capital Requirements

Our future capital requirements will depend on a number of factors, including our success in increasing the number of customers using our services, customer retention, regulatory changes, competition, technological developments, potential merger and acquisition activity and the economy. We believe that if we are able to increase the number of customers using our services as planned, our current cash position is sufficient to fund our operations until we generate more cash than we consume. If we are unable to achieve revenue growth or if we have significant unplanned costs or cash requirements, we may need to raise additional funds through the issuance of debt or equity. We cannot assure you that such financing will be available on terms acceptable to us or our stockholders, or at all. Insufficient funds may require us to delay or scale back the number of buildings that we serve or require us to restructure our business. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders may result.

In March 2004, we identified network assets in Germany formerly operated as part of the Carrier 1 network as an attractive acquisition opportunity. Pursuant to the November commitment, the investors funded a newly-formed Delaware corporation with $19.5 million and that corporation, through a German subsidiary, acquired the rights to the Carrier 1 assets in exchange for 2.3 million euros. Through September 30, 2004 we paid 0.2 million euros and paid 1.3 million euros in October 2004 of the 2.3 million euro purchase price. We anticipate paying the remaining 0.8 million euros in November 2004.

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

Recent Accounting Pronouncements

In March 2004, the FASB ratified the consensuses reached by Emerging Issues Task Force in Issue No. 03-06, “Participating Securities and the Two-Class Method under FASB Statement No. 128” (“EITF 03-06”). EITF 03-06 clarifies the definitional issues surrounding participating securities and requires companies to restate prior earnings per share amounts for comparative purposes upon adoption. The Company has adopted the provisions of EITF 03-06 in the second quarter of 2004, and the Company has restated its previously disclosed basic earnings per share amounts to include its participating securities in basic earnings per share when dilutive. As a result, basic income per share available to common shareholders decreased from $13.59 to $0.63 for the quarter ended September 30, 2003, and from $20.98 to $1.43 for the nine months ended September 30, 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

All of our financial instruments that are sensitive to market risk are entered into for purposes other than trading. Our primary market risk exposure is related to our marketable securities. We place our marketable securities investments in instruments that meet high credit quality standards as specified in our investment policy guidelines. Marketable securities were approximately $9.4 million at September 30, 2004, $8.8 million of which are considered cash equivalents and mature in 90 days or less and $0.6 million are short-term investments that are restricted for collateral against letters of credit. We also own commercial paper investments and certificates of deposit totaling $1.6 million that are classified as other long-term assets. These investments are also restricted for collateral against letters of credit.

If market rates were to increase immediately and uniformly by 10% from the level at September 30, 2004, the change to our interest sensitive assets and liabilities would have an immaterial effect on our financial position, results of operations and cash flows over the next fiscal year. A 10% increase in the weighted-average interest rate for the nine months ended September 30, 2004 would have increased our interest expense for the period by approximately $0.9 million.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The issuance of our Series K, and Series L preferred stock and the amendment of our Articles of Incorporation to increase the number of authorized shares of stock was approved by the holders of our securities by written action on August 2, 2004 and September 8, 2004, respectively.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)           Exhibits

Exhibit Number	Description

3.1

Corrected Certificate of Designations relating to the Company’s Series K Participating Convertible Preferred Stock, par value $.001 per share, filed as Exhibit 3.1 to the company’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on August 16, 2004.

3.2

Corrected Certificate of Designations relating to the Company’s Series L Participating Convertible Preferred Stock, par value $.001 per share, filed as Appendix C to the company’s information statement on form DEF 14C filed with the Securities and Exchange Commission on October 6, 2004.

10.1

Fourth Amended and Restated Stockholders Agreement of Cogent Communications Group, Inc., dated as of August 12, 2004, filed as Exhibit 10.1 to the company’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on August 16, 2004.

10.2

Sixth Amended and Restated Registration Rights Agreement of Cogent Communications Group, Inc., dated September 15, 2004, filed as Exhibit 10.2 to the company’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on August 16, 2004.

10.3	Sixth Amended and Restated Registration Rights Agreement of Cogent Communications Group, Inc., dated September 15, 2004, filed herewith.
31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer (filed herewith)
32.2	Certification of Chief Financial Officer (filed herewith)

(b)           Reports on Form 8-K

During the three months ended September 30, 2004, the Company filed one report on Form 8-K containing the following information and filed on the following date:

Date	Description
September 17, 2004

Current report on Form 8-K filed September 17, 2004 announcing the private placement of 185.4 shares of its Series L Participating Convertible Preferred Stock to Global Access Telecommunications, Inc. (GA) in connection with the acquisition of substantially all of the assets of GA by one of our subsidiaries.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 15, 2004	COGENT COMMUNICATIONS GROUP, INC.
	By:	/s/ David Schaeffer
Name: David Schaeffer
Title: Chairman of the Board and Chief Executive Officer

Date: November 15, 2004	By:	/s/ Thaddeus G. Weed
Name: Thaddeus G. Weed
Title: Chief Financial Officer (Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description

3.1

Corrected Certificate of Designations relating to the Company’s Series K Participating Convertible Preferred Stock, par value $.001 per share, filed as Exhibit 3.1 to the company’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on August 16, 2004.

3.2

Corrected Certificate of Designations relating to the Company’s Series L Participating Convertible Preferred Stock, par value $.001 per share, filed as Appendix C to the company’s information statement on form DEF 14C filed with the Securities and Exchange Commission on October 6, 2004.

10.1

Fourth Amended and Restated Stockholders Agreement of Cogent Communications Group, Inc., dated as of August 12, 2004, filed as Exhibit 10.1 to the company’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on August 16, 2004.

10.2

Sixth Amended and Restated Registration Rights Agreement of Cogent Communications Group, Inc., dated September 15, 2004, filed as Exhibit 10.2 to the company’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on August 16, 2004.

10.3	Sixth Amended and Restated Registration Rights Agreement of Cogent Communications Group, Inc., dated September 15, 2004, filed herewith.
31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer (filed herewith)
32.2	Certification of Chief Financial Officer (filed herewith)