Form 10-K
period 2004-12-31
COGENT COMMUNICATIONS GROUP INC
filed 2005-03-31
CIK 1158324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Commission file number: 1-31227

COGENT COMMUNICATIONS GROUP, INC.

(Exact name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation)	52-2337274 (I.R.S. Employer Identification No.)

1015 31st Street N.W.

Washington, D.C. 20007

(Address of principal executive offices)

(202) 295-4200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

As of June 30, 2004, 802,142 shares of the registrant’s common stock, par value $0.001 per share, were outstanding. As of that date, the aggregate market value of the common stock held by non-affiliates of the registrant was $4,652,425 based on a closing price of $5.80 on the American Stock Exchange on such date. Directors, executive officers and 10% or greater shareholders are considered affiliates for purposes of this calculation but should not necessarily be deemed affiliates for any other purpose.

On March 25, 2005, the Company had 32,398,460 shares of common stock outstanding.

Documents Incorporated by Reference

Portions of our Definitive Information Statement for the 2005 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2004 are incorporated herein by reference in response to Part III, Items 10 through 14, inclusive.

COGENT COMMUNICATIONS GROUP, INC.

FORM 10-K ANNUAL REPORT

FOR THE YEAR ENDED DECEMBER 31, 2004

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future results and events. You can identify these forward-looking statements by our use of words such as “anticipates,” “believes,” “continues,” “expects,” “intends,” “likely,” “may,” “opportunity,” “plans,” “potential,” “project,” “will,” and similar expressions to identify forward-looking statements, whether in the negative or the affirmative. We cannot guarantee that we actually will achieve these plans, intentions or expectations. These forward-looking statements are subject to risks, uncertainties and other factors, some of which are beyond our control, which could cause actual results to differ materially from those forecast or anticipated in such forward-looking statements.

You should not place undue reliance on these forward-looking statements, which reflect our view only as of the date of this report. We undertake no obligation to update these statements or publicly release the result of any revisions to these statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

PART I

ITEM 1.                BUSINESS

Overview

We are a leading facilities-based provider of low-cost, high-speed Internet access and Internet Protocol communications services. Our network is specifically designed and optimized to transmit data using IP. IP networks are significantly less expensive to operate and are able to achieve higher performance levels than the traditional circuit-switched networks used by our competitors, thus giving us clear cost and performance advantages in our industry. We deliver our services to small and medium-sized businesses, communications service providers and other bandwidth-intensive organizations through over 8,700 customer connections in North America and Europe.

Our primary on-net service is Internet access at a speed of 100 Megabits per second, much faster than typical Internet access currently offered to businesses. We offer this on-net service exclusively through our own facilities, which run all the way to our customers’ premises. Because of our integrated network architecture, we are not dependent on local telephone companies to serve our on-net customers. This allows us to earn much higher gross profit margins on our on-net business. Our typical customers in multi-tenant office buildings are law firms, financial services firms, advertising and marketing firms and other professional services businesses. We also provide on-net Internet access at a speed of one Gigabit per second and greater to certain bandwidth-intensive users such as universities, other ISPs and commercial content providers.

In addition to providing our on-net services, we also provide Internet connectivity to customers that are not located in buildings directly connected to our network. We serve these off-net customers using other carriers’ facilities to provide the “last mile” portion of the link from our customers’ premises to our network.

We also operate 30 data centers comprising over 330,000 square feet throughout North America and Europe that allow customers to colocate their equipment and access our network, and from which we provide managed modem service.

We have created our network by purchasing optical fiber from carriers with large amounts of unused fiber and directly connecting Internet routers to the existing optical fiber national backbone. We have expanded our network through 13 key acquisitions of financially distressed companies or their assets at a significant discount to their original cost. The overall impact of these acquisitions on the operation of our business has been to extend the physical reach of our network in both North America and Europe, expand the breadth of our service offerings, and increase the number of customers to whom we provide our services.

Recent Developments

In February 2005, the holders of our preferred stock elected to convert all of their shares of preferred stock into shares of our common stock, which we refer to as the Equity Conversion. As a result, we no longer have any shares of preferred stock outstanding.

On February 14, 2005, we filed a registration statement on a Form S-1 (Reg. No. 333-122821) with the Securities and Exchange Commission relating to the sale of up to $86.3 million of our common stock in an underwritten public offering (the “Public Offering”). In connection with the Public Offering, our board of directors and holders of our securities holding the requisite number of common shares approved a 1-for-20 reverse stock split of our common stock. The reverse stock split was effected on March 24, 2005 and the 648 million shares of our common stock outstanding after the Equity Conversion were converted into

32.4 million shares of our common stock (the “Reverse Stock Split”). Unless otherwise indicated, all share information in this report reflects the Reverse Stock Split.

On February 24, 2005, we issued a subordinated note in the principal amount of $10.0 million to Columbia Ventures Corporation. The note was issued pursuant to a Note Purchase Agreement dated February 24, 2005. The note has an initial interest rate of 10% per annum and the interest rate increases by one percent on August 24, 2005, six months after the note was issued, and by a further one percent at the end of each successive six-month period up to a maximum of 17%. Interest on the note accrues and is payable on the note’s maturity date of February 24, 2009. We may prepay the note in whole or in part at any time. The terms of the note require that we pay all principal and accrued interest upon the occurrence of a liquidity event, which is defined as an equity offering in which we raise at least $30 million in net proceeds. Our Public Offering would constitute a liquidity event under the note. Accordingly, we will be required to use a portion of the proceeds of the Public Offering to repay the principal and accrued interest on the note. The note is subordinated to our debt to Cisco Systems Capital in the amount of $17.0 million as well as up to $10.0 million in debt under our accounts receivable line of credit described below. Columbia Ventures Corporation is owned by one of our directors, Kenneth D. Peterson, Jr., and is a holder of approximately 9.6% of our common stock.

In March 2005 we entered into a $10.0 million loan agreement with Silicon Valley Bank relating to a loan facility that provides us with a line of credit. On March 18, 2005, we borrowed $10.0 million under the line of credit of which $4.0 million is restricted and held by Silicon Valley Bank. We refer to this facility as our line of credit. The loans under the line of credit bear an interest rate of prime plus 1.5% per annum and may, in certain circumstances, be reduced to the prime rate plus 0.5%. The line of credit matures on January 31, 2007. Our obligations under the line of credit are secured by a first priority lien in certain of our accounts receivable and are guaranteed by all of our material domestic subsidiaries. The loan agreement and related agreements governing the line of credit contain certain customary representations and warranties, covenants, notice provisions and events of default.

Our Network

Our network is comprised of in-building riser facilities, metropolitan optical networks, metropolitan traffic aggregation points and inter-city transport facilities. We deliver a high level of technical performance because our network is optimized for Internet protocol traffic. It is more reliable and less costly for IP traffic than networks built as overlays to traditional telephone networks.

Our network serves over 75 metropolitan markets in North America and Europe and encompasses:

•       over 800 multi-tenant office buildings strategically located in commercial business districts;

•       over 200 carrier-neutral Internet aggregation facilities, data centers and single-tenant buildings;

•       over 150 intra-city networks consisting of over 8,400 fiber miles;

•       an inter-city network of more than 21,000 fiber route miles; and

•       three leased high-capacity circuits providing a transatlantic link between the North American and European portions of our network.

We have created our network by purchasing optical fiber from carriers with large amounts of unused fiber and directly connecting Internet routers to the existing optical fiber national backbone. We have expanded our network through key acquisitions of financially distressed companies or their assets at a significant discount to their original cost. Due to our network design and acquisition strategy, we believe we are positioned to grow our revenue and increase profitability with minimal incremental capital expenditures.

Inter-city Networks

The North American portion of our inter-city network consists of two strands of optical fiber that we have acquired from WilTel Communications and 360networks under pre-paid IRUs. The WilTel fiber route is approximately 12,500 miles in length and runs through all of the metropolitan areas that we serve with the exception of Toronto, Ontario. We have the right to use the WilTel fiber through 2020 and may extend the term for two five-year periods without additional payment. To serve the Toronto market, we lease two strands of optical fiber under pre-paid IRUs from affiliates of 360networks. This fiber runs from Buffalo to Toronto. The 360networks IRUs expire in 2020, after which title to the fiber is to be transferred to us. While the IRUs are pre-paid, we pay WilTel and affiliates of 360networks to maintain their respective fibers during the period of the IRUs. We own and maintain the electronic equipment that transmits data through the fiber. That equipment is located approximately every 40 miles along the network and in our metropolitan aggregation points and the on-net buildings we serve.

In Spain we have approximately 1,300 route miles of fiber secured from La Red Nacional de los Ferrocarriles Espanoles. We have the right to use this fiber pursuant to an IRU that expires in 2012. In France, the United Kingdom, Belgium, the Netherlands and Switzerland, we have approximately 5,400 route miles of fiber secured from Neuf Telecom and Telia. We have the right to use the Neuf Telecom fiber pursuant to an IRU that expires in 2020. In Germany and Austria, we have approximately 1,800 route miles of fiber secured from MTI and Telia. We have the right to use the MTI fiber pursuant to an IRU that expires in 2019. We have the right to use all of our Telia fiber pursuant to an IRU expiring in 2011 with an option to extend to 2019.

Intra-city Networks

In each North American metropolitan area in which we provide high-speed on-net Internet access service, the backbone network is connected to a router connected to one or more metropolitan optical networks. These metropolitan networks also consist of optical fiber that runs from the central router in a market into routers located in on-net buildings. The metropolitan fiber runs in a ring architecture, which provides redundancy so that if the fiber is cut data can still be transmitted to the central router by directing traffic in the opposite direction around the ring. The router in the building provides a connection to each on-net customer.

The European intra-city networks for Internet access service use essentially the same architecture as in North America, with fiber rings connecting routers in each on-net building we serve to a central router. While these intra-city networks were originally built as legacy networks providing point-to-point services, we are using excess capacity on these networks to implement our IP network.

Within the North American cities where we offer off-net Internet access service, we lease circuits, typically T1 lines, from telecommunications carriers, primarily local telephone companies, to provide the last mile connection to the customer’s premises. Typically, these circuits are aggregated at various locations in those cities onto higher-capacity leased circuits that ultimately connect the local aggregation route to our network. In Europe, we offer off-net Internet access service through leased E1 lines and we have begun to deploy off-net aggregation equipment across our network.

In-Building Networks

We connect our routers to a cable containing 12 to 288 optical fiber strands that typically run from the basement of the building through the building riser to the customer location. Service for customers is initiated by connecting a fiber optic cable from a customer’s local area network to the infrastructure in the building riser. The customer then has dedicated and secure access to our network using an Ethernet connection. Ethernet is the lowest cost network connection technology and is used almost universally for the local area networks that businesses operate.

Internetworking

The Internet is an aggregation of interconnected networks. We interconnect our network with over 420 other ISPs at approximately 40 locations. We interconnect our network through public and private peering arrangements. Public peering is the means by which ISPs have traditionally connected to each other at central, public facilities. Larger ISPs also exchange traffic and interconnect their networks by means of direct private connections referred to as private peering.

Peering agreements between ISPs are necessary in order for them to exchange traffic. Without peering agreements, each ISP would have to buy Internet access from every other ISP in order for its customer’s traffic, such as email, to reach and be received from customer’s of other ISPs. We are considered a Tier 1 ISP and, as a result, have settlement-free peering arrangements with most other providers. This allows us to exchange traffic with those ISPs without payment by either party. In such arrangements, each party exchanging traffic bears its own cost of delivering traffic to the point at which it is handed off to the other party. We also engage in public peering arrangements in which each party also pays a fee to the owner of routing equipment that operates as the central exchange for all the participants. We do not treat our settlement-free peering arrangements as generating revenue or expense related to the traffic exchanged. Where we do not have a public or private settlement-free peering connection with an ISP, we exchange traffic through an intermediary, whereby such intermediary receives payment from us. Less than 2% of our traffic is handled this way.

Network Management and Control

Our primary network operations centers are located in Washington, D.C. and Frankfurt. These facilities provide continuous operational support in both North America and Europe. Our network operations centers are designed to immediately respond to any problems in our network. To ensure the quick replacement of faulty equipment in the intra-city and long-haul networks, we have deployed field engineers across North America and Europe. In addition, we have maintenance contracts with third party vendors that specialize in optical and routed networks.

Sales and Marketing

We employ a relationship-based sales and marketing approach. We believe this approach and our commitment to customer service increases the effectiveness of our sales efforts. We market our services through four primary sales channels as summarized below:

Direct Sales.   As of March 15, 2005, our direct sales force included 66 full-time employees focused solely on acquiring and retaining on-net customers. Each member of our direct sales force is assigned a specific market or territory, based on customer type and geographic location. Of these direct sales force employees, 54 have individual quota responsibility. Direct sales personnel are compensated with a base salary plus quota-based commissions and incentives. Each net-centric sales professional is assigned all of the on-net carrier-neutral facilities in a major metropolitan area. We use a customer relationship management system to efficiently track activity levels and sales productivity in particular geographic areas. Furthermore, our sales personnel work through direct face-to-face contact with potential customers in, or intending to locate in, on-net buildings. Through agreements with building owners, we are able to initiate and maintain personal contact with our customers by staging various promotional and social events in our on-net buildings.

Telesales.   As of March 15, 2005, we employed 15 full-time outbound telemarketing sales personnel in Herndon, Virginia. Of these telesales employees, 12 have individual quota responsibility and two are assigned to customer retention. Telesales personnel are compensated with a base salary plus quota-based commissions and incentives.

Agent Program.   In the fall of 2004, we launched an agent program as an alternate channel to distribute our products and services. The agent program consists of value-added resellers, IT consultants, and smaller telecom agents, who are managed by our direct sales personnel, and larger national or regional companies whose primary business is to sell telecommunications, data, and Internet services. The agent program includes over 60 agents and started generating revenues for us towards the end of 2004.

Marketing.   As a result of our direct sales approach, we have generally not spent funds on television, radio or print advertising. Our marketing efforts are designed to drive awareness of our products and services, identify qualified leads through various direct marketing campaigns and provide our sales force with product brochures, collateral materials and relevant sales tools to improve the overall effectiveness of our sales organization. In addition, we conduct public relations efforts focused on cultivating industry analyst and media relationships with the goal of securing media coverage and public recognition of our Internet communications services. Our marketing organization also is responsible for our product strategy and direction based upon primary and secondary market research and the advancement of new technologies.

Our Competitors

We face competition from incumbent carriers, Internet service providers and facilities-based network operators, many of whom are much bigger than us, have significantly greater financial resources, better-established brand names and large, existing installed customer bases in the markets in which we compete. We also face competition from other new entrants to the communications services market. Many of these companies offer products and services that are similar to our products and services, and we expect the level of competition to intensify in the future. Unlike some of our competitors, we do not have title to most of the dark fiber that makes up our network. Our interests in that dark fiber are in the form of long-term leases or IRUs obtained from their title holders. We are reliant on the maintenance of such dark fiber to provide our on-net services to customers. We are also dependent on third-party providers, some of whom are our competitors, for the provision of T1 or E1 lines to our off-net customers.

We believe that competition is based on many factors, including price, transmission speed, ease of access and use, breadth of service availability, reliability of service, customer support and brand recognition. Because our fiber optic networks have been recently installed compared to those of the incumbent carriers, our state-of-the-art technology may provide us with cost, capacity, and service quality advantages over some existing incumbent carrier networks; however, our network may not support some of the services supported by these legacy networks, such as circuit-switched voice and frame relay. While the Internet access speeds offered by traditional ISPs typically do not match our on-net offerings, these slower services usually are priced lower than our offerings and thus provide competitive pressure on pricing, particularly for more price-sensitive customers. Additionally, some of our competitors have recently emerged from bankruptcy. Because the bankruptcy process allows for the discharge of debts and rejection of certain obligations, we may have less of an advantage with respect to these competitors. These and other downward pricing pressures have diminished, and may further diminish, the competitive advantages that we have enjoyed as the result of our service pricing.

Regulation

In the United States, the Federal Communications Commission (FCC) regulates common carriers’ interstate services and state public utilities commissions exercise jurisdiction over intrastate basic telecommunications services. Our Internet service offerings are not currently regulated by the FCC or any state public utility commission. However, as we expand our offerings we may become subject to regulation in the U.S. at the federal and state levels and in other countries. The offerings of many of our competitors and vendors, especially incumbent local telephone companies, are subject to direct federal and state regulations. These regulations change from time to time in ways that are difficult for us to predict.

There is no current legal requirement that owners or managers of commercial office buildings give access to competitive providers of telecommunications services, although the FCC does prohibit carriers from entering contracts that restrict the right of commercial multiunit property owners to permit any other common carrier to access and serve the property’s commercial tenants.

Our subsidiary, Cogent Canada, offers voice and Internet services in Canada. Generally, the regulation of Internet access services and competitive voice services has been similar in Canada to that in the U.S. in that providers of such services face fewer regulatory requirements than the incumbent local telephone company. This may change. Also, the Canadian government has requirements limiting foreign ownership of certain telecommunications facilities in Canada. We are not subject to these restrictions today. We will have to comply with these to the extent these regulations change and to the extent we begin using facilities in a manner that subjects us to these restrictions.

Our newly acquired European subsidiaries operate in a more highly regulated environment for the types of services they provide. In many Western European countries, a national license is required for the provision of data and Internet services. In addition, our subsidiaries operating in member countries of the European Union are subject to the directives and jurisdiction of the European Union. We believe that each of our subsidiaries has the necessary licenses to provide its services in the markets where it operates today. To the extent we expand our operations or service offerings in Europe or other new markets, we may face new regulatory requirements.

The laws related to Internet telecommunications are unsettled and there may be new legislation and court decisions that may affect our services and expose us to liability.

Employees

As of December 31, 2004, we had 297 employees. Twenty three of our employees in France are represented by a works counsel and a union. We believe at this time that we have satisfactory relations with our employees.

Available Information

We make available free of charge through our Internet website our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. The reports are made available through a link to the SEC’s Internet web site at www.sec.gov. You can find these reports and request a copy of our Code of Ethics on our website at www.cogentco.com under the “Investor Relations” link.

Risk Factors

If our operations do not produce positive cash flow to pay for our growth or meet our operating and financing obligations, and we are unable to otherwise raise additional capital to meet these needs, our ability to implement our business plan will be materially and adversely affected.

Until we can generate positive cash flow from our operations, we will continue to rely on our cash reserves and, potentially, additional equity and debt financings to meet our cash needs. Our future capital requirements likely will increase if we acquire or invest in additional businesses, assets, services or technologies. We may also face unforeseen capital requirements for new technology required to remain competitive, for unforeseen maintenance of our network and facilities, and for other unanticipated expenses associated with running our business. We cannot assure you that we will have access to necessary capital, nor can we assure you that any such financing will be available on terms that are acceptable to us or our stockholders. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders may result. If we do not add customers, we may be required to raise additional funds through the issuance of debt or equity.

We need to retain existing customers and continue to add new customers in order to become profitable and cash-flow positive.

In order to become profitable and cash flow positive, we need to both retain existing customers and continue to add a large number of new customers. The precise number of additional customers required to become profitable and cash flow positive is dependent on a number of factors, including the turnover of existing customers and the revenue mix among customers. We may not succeed in adding customers if our sales and marketing plan is unsuccessful. In addition, many of our target customers are existing businesses that are already purchasing Internet access services from one or more providers, often under a contractual commitment, and it has been our experience that such target customers are often reluctant to switch providers due to costs associated with switching providers.

We have historically incurred operating losses and these losses may continue for the foreseeable future.

Since we initiated operations in 2000, we have generated increasing operating losses and these losses may continue for the foreseeable future. In 2002, we had an operating loss of $62.3 million, in 2003 we had an operating loss of $81.2 million, and in 2004 we had an operating loss of $84.1 million. As of December 31, 2004, we had an accumulated deficit of $143.7 million. Continued losses may prevent us from pursuing our strategies for growth or may require us to seek unplanned additional capital and could cause us to be unable to meet our debt service obligations, capital expenditure requirements or working capital needs.

We are experiencing rapid growth of our business and operations and we may not be able to efficiently manage our growth.

We have rapidly grown our company through acquisitions of companies, assets and customers as well as implementation of our own network expansion and sales efforts. Our expansion places significant strains on our management, operational and financial infrastructure. Our ability to manage our growth will be particularly dependent upon our ability to:

•       develop and retain an effective sales force and qualified personnel;

•       maintain the quality of our operations and our service offerings;

•       enhance our system of internal controls to ensure timely and accurate compliance with our regulatory reporting requirements; and

•       expand our accounting and operational information systems in order to support our growth.

We may have to make significant capital expenditures to address these issues, which could negatively impact our financial position. If we fail to implement these measures, our ability to manage our growth will be impaired.

We may experience difficulties in implementing our business plan in Europe and may incur related unexpected costs.

During the first quarter of 2004, we completed our acquisitions of Firstmark, the parent holding company of LambdaNet Communications France SAS, or LambdaNet France, and LambdaNet Communications Espana SA, or LambdaNet Spain, and have obtained the rights to certain dark fiber and other network assets that were once part of Carrier 1 International S.A. in Germany. Prior to these transactions, we had only minimal European operations. If we are not successful in developing our market presence in Europe, our operating results could be adversely affected.

LambdaNet France and LambdaNet Spain operated a combined telecommunications network and shared operations systems with a formerly affiliated entity, LambdaNet Germany. We did not acquire LambdaNet Germany and we are currently settling claims for intercompany receivables due to and from LambdaNet France and LambdaNet Spain. If we are unable to settle such claims or we experience unforeseen obligations in connection with the separation, we could be subject to additional expenses.

We may experience delays and additional costs in expanding our on-net buildings in Europe.

With part of the proceeds from the Public Offering, if consummated, we plan to add approximately 100 carrier-neutral facilities and other on-net buildings to our network in Europe. We may be unsuccessful at identifying appropriate buildings or negotiating favorable terms for acquiring access to such buildings, and consequently, may experience difficulty in adding customers to our European network and fully using the network’s capacity.

We may not successfully make or integrate acquisitions or enter into strategic alliances.

As part of our growth strategy, we intend to pursue selected acquisitions and strategic alliances. We have already completed 13 acquisitions, including ten in the last two years. We compete with other companies for acquisition opportunities and we cannot assure you that we will be able to effect future acquisitions or strategic alliances on commercially reasonable terms or at all. Even if we enter into these transactions, we may experience:

•       delays in realizing the benefits we anticipate or we may not realize the benefits we anticipate;

•       difficulties or higher-than-anticipated costs associated with integrating any acquired companies, products or services into our existing business;

•       attrition of key personnel from acquired businesses;

•       unexpected costs or charges; or

•       unforeseen operating difficulties that require significant financial and managerial resources that would otherwise be available for the ongoing development or expansion of our existing operations.

In the past, our acquisitions have often included assets, service offerings and financial obligations that are not compatible with our core business strategy. We have expended management attention and other resources to the divestiture of assets, modification of products and systems as well as restructuring financial obligations of acquired operations. In most acquisitions, we have been successful in renegotiating long-term agreements that we have acquired relating to long distance and local transport of data and IP traffic. If we are unable to satisfactorily renegotiate such agreements in the future or with respect to future acquisitions, we may be exposed to large claims for payment for services and facilities we do not need.

Consummating these transactions could also result in the incurrence of additional debt and related interest expense, as well as unforeseen contingent liabilities, all of which could have a material adverse effect on our business, financial condition and results of operations. Because we have purchased financially distressed companies or their assets, and may continue to do so in the future, we have not had, and may not have, the opportunity to perform extensive due diligence or obtain contractual protections and indemnifications that are customarily provided in corporate acquisitions. As a result, we may face unexpected contingent liabilities arising from these acquisitions. We may also issue additional equity in connection with these transactions, which would dilute our existing shareholders.

Revenues generated by the customer contracts that we have acquired have accounted for a substantial portion of our historical growth in net service revenue. We have historically experienced a decline in revenue attributable to acquired customers as these customers’ contracts have expired and they have entered into standard Cogent customer contracts at generally lower rates or have chosen not to renew service with us. We anticipate that we will experience similar declines with respect to customers we have acquired or will acquire.

We depend upon our key employees and may be unable to attract or retain sufficient qualified personnel.

Our future performance depends upon the continued contribution of our executive management team and other key employees, in particular, our Chairman and Chief Executive Officer, Dave Schaeffer. As founder of our company, Mr. Schaeffer’s knowledge of our business combined with his engineering background and industry experience make him particularly well-suited to lead our company.

Our European operations expose us to economic, regulatory and other risks.

The nature of our European business involves a number of risks, including:

•       fluctuations in currency exchange rates;

•       exposure to additional regulatory requirements, including import restrictions and controls, exchange controls, tariffs and other trade barriers;

•       difficulties in staffing and managing our foreign operations;

•       changes in political and economic conditions; and

•       exposure to additional and potentially adverse tax regimes.

As we continue to expand our European business, our success will depend, in part, on our ability to anticipate and effectively manage these and other risks. Our failure to manage these risks and grow our European operations may have a material adverse effect on our business and results of operations.

Fluctuations in foreign exchange rates may adversely affect our financial position and results of operations.

Our European operations expose us to currency fluctuations and exchange rate risk. For example, while we record revenues and financial results from our European operations in euros, these results are reflected in our consolidated financial statements in U.S. dollars. Therefore, our reported results are exposed to fluctuations in the exchange rates between the U.S. dollar and the euro. In particular, we fund the euro-based operating expenses and associated cash flow requirements of our European operations, including IRU obligations, in U.S. dollars. Accordingly, in the event that the euro strengthens versus the dollar to a greater extent than we anticipate, the expenses and cash flow requirements associated with our European operations may be significantly higher in U.S.-dollar terms than planned.

Our business could suffer delays and problems due to the actions of network providers on whom we are partially dependent.

Our off-net customers are connected to our network by means of communications lines that are provided as services by local telephone companies and others. We may experience problems with the installation, maintenance and pricing of these lines and other communications links, which could adversely affect our results of operations and our plans to add additional customers to our network using such services. We have historically experienced installation and maintenance delays when the network provider is devoting resources to other services, such as traditional telephony. We have also experienced pricing problems when a lack of alternatives allows a provider to charge high prices for services in an area. We attempt to reduce this problem by using many different providers so that we have alternatives for linking a customer to our network. Competition among the providers tends to improve installation, maintenance and pricing.

If the information systems that we depend on to support our customers, network operations, sales and billing do not perform as expected, our operations and our financial results may be adversely affected.

We rely on complex information systems to operate our network and support our other business functions. Our ability to track sales leads, close sales opportunities, provision services and bill our customers for those services depends upon the effective integration of our various information systems. If our systems, individually or collectively, fail or do not perform as expected, our ability to process and provision orders, to make timely payments to vendors and to ensure that we collect revenue owed to us would be adversely affected. Migration of acquired operations onto our information systems is an ongoing process that we have been able to manage with minimal negative impact on our operations or customers. However, due to the greater variance between non-U.S. information systems and our primary systems, the integration of our new European operations could increase the likelihood that these systems do not perform as desired. Such failures or delays could result in increased capital expenditures, customer and vendor dissatisfaction, loss of business or the inability to add new customers or additional services, all of which would adversely affect our business and results of operations.

Our business could suffer from an interruption of service from our fiber providers.

Our inter-city and intra-city dark fiber is maintained by the carriers from whom it has been obtained. While we have not experienced material problems with interruption of service in the past, if these carriers fail to maintain the fiber or disrupt our fiber connections for other reasons, such as business disputes with us or governmental takings, our ability to provide service in the affected markets or parts of markets would be impaired. We may incur significant delays and costs in restoring service to our customers, and we may lose customers if delays are substantial.

Our business depends on license agreements with building owners and managers, which we could fail to obtain or maintain.

Our business depends upon our in-building networks. Our in-building networks depend on access agreements with building owners or managers allowing us to install our in-building networks and provide our services in the buildings. These agreements typically have terms of five to ten years. Any deterioration in our existing relationships with building owners or managers could harm our marketing efforts and could substantially reduce our potential customer base. We expect to enter into additional access agreements as part of our growth plan. Current federal and state regulations do not require building owners to make space available to us or to do so on terms that are reasonable or nondiscriminatory. While the FCC has adopted regulations that prohibit common carriers under its jurisdiction from entering into exclusive arrangements with owners of multi-tenant commercial office buildings, these regulations do not require building owners to offer us access to their buildings. Building owners or managers may decide not to permit us to install our networks in their buildings or may elect not to renew or amend our access agreements. The initial term of most of our access agreements will conclude in the next several years. Most of these agreements have one or more automatic renewal periods and others may be renewed at the option of the landlord. While no single building access agreement is material to our success, the failure to obtain or maintain certain of these agreements would reduce our revenue, and we might not recover our costs of procuring building access and installing our in-building networks.

We may not be able to obtain or construct additional building laterals to connect new buildings to our network.

In order to connect a new building to our network we need to obtain or construct a lateral from our metropolitan network to the building. We may not be able to obtain fiber in an existing lateral at an attractive price from a provider and may not be able to construct our own lateral due to the cost of construction or municipal regulatory restrictions. Failure to obtain fiber in an existing lateral or to construct a new lateral could keep us from adding new buildings to our network and from increasing our revenues.

Impairment of our intellectual property rights and our alleged infringement on other companies’ intellectual property rights could harm our business.

We are aware of several other companies in our and other industries that use the word “Cogent” in their corporate names. One company has informed us that it believes our use of the name “Cogent” infringes on their intellectual property rights in that name. If such a challenge is successful, we could be required to change our name and lose the goodwill associated with the Cogent name in our markets.

The sector in which we operate is highly competitive, and we may not be able to compete effectively.

We face significant competition from incumbent carriers, Internet service providers and facilities-based network operators. Relative to us, many of these providers have significantly greater financial resources, more well-established brand names, larger customer bases, and more diverse strategic plans and service offerings.

Intense competition from these traditional and new communications companies has led to declining prices and margins for many communications services, and we expect this trend to continue as competition intensifies in the future. Decreasing prices for high-speed Internet services have somewhat diminished the competitive advantage that we have enjoyed as a result of our service pricing.

Our quarterly operating results are subject to substantial fluctuations and you should not rely on them as an indication of our future results.

In the past our quarterly operating results have fluctuated dramatically based largely on one-time events, such as acquisitions, gains from debt restructurings, other initiatives and the erosion of non-core revenues. Some of these fluctuations were predictable, but some were unforeseen. The factors that have caused, and that may in the future cause, such quarterly variances are numerous and may work in combination to cause such variances. These factors include:

•       demand for our services;

•       the impact of acquisitions, including the ability to achieve planned cost reductions;

•       our ability to meet the demand for our services;

•       changes in pricing policies by us and our competitors;

•       increased competition;

•       network outages or failures;

•       delays, reductions or interruptions from suppliers; and

•       changes in the North American or European economy.

Many of these factors are beyond our control. Accordingly, our quarterly operating results may vary significantly in the future and period-to-period comparisons of our results of operations may not be meaningful and should not be relied upon as indicators of our full year performance or future performance. Our share price may be subject to greater volatility due to these fluctuations in our operating results.

Our connections to the Internet require us to establish and maintain relationships with other providers, which we may not be able to maintain.

The Internet is composed of various public and private network providers who operate their own networks and interconnect them at public and private interconnection points. Our network is one such network. In order to obtain Internet connectivity for our network, we must establish and maintain relationships with other providers and incur the necessary capital costs to locate our equipment and connect our network at these various interconnection points.

By entering into what are known as settlement-free peering arrangements, providers agree to exchange traffic between their respective networks without charging each other. Our ability to avoid the higher costs of acquiring dedicated network capacity and to maintain high network performance is dependent upon our ability to establish and maintain peering relationships. We cannot assure you that we will be able to continue to establish and maintain those relationships. The terms and conditions of our peering relationships may also be subject to adverse changes, which we may not be able to control. If we are not able to maintain or increase our peering relationships in all of our markets on favorable terms, we may not be able to provide our customers with high performance or affordable services, which could have a material adverse effect on our business. We have in the past encountered some disputes with certain of our providers regarding our peering arrangements, but we have consistently been able to route our traffic through alternative peering arrangements, resolve such disputes or terminate such peering arrangements, none of which have had the effect of adversely impacting our business.

We make some of these connections pursuant to agreements that make data transmission capacity available to us at negotiated rates. In some instances these agreements have minimum and maximum volume commitments. If we fail to meet the minimum, or exceed the maximum, volume commitments, our rates and costs may rise.

Network failure or delays and errors in transmissions expose us to potential liability.

Our network uses a collection of communications equipment, software, operating protocols and proprietary applications for the high-speed transportation of large quantities of data among multiple locations. Given the complexity of our network, it is possible that data will be lost or distorted. Delays in data delivery may cause significant losses to one or more customers using our network. Our network may also contain undetected design faults and software bugs that, despite our testing, may not be discovered in time to prevent harm to our network or to the data transmitted over it. The failure of any equipment or facility on the network could result in the interruption of customer service until we effect necessary repairs or install replacement equipment. Network failures, delays and errors could also result from natural disasters, power losses, security breaches, computer viruses, denial of service attacks and other natural or man-made events. Our off-net services are dependent on the network of other providers or on local telephone companies. Network failures, faults or errors could cause delays or service interruptions, expose us to customer liability or require expensive modifications that could have a material adverse effect on our business.

As an Internet access provider, we may incur liability for information disseminated through our network.

The law relating to the liability of Internet access providers and on-line services companies for information carried on or disseminated through their networks is unsettled. As the law in this area develops and as we expand our international operations, the potential imposition of liability upon us for information carried on and disseminated through our network could require us to implement measures to reduce our exposure to such liability, which may require the expenditure of substantial resources or the discontinuation of certain products or service offerings. Any costs that are incurred as a result of such measures or the imposition of liability could harm our business.

Legislation and government regulation could adversely affect us.

As an enhanced service provider, we are not subject to substantial regulation by the FCC or the state public utilities commissions in the United States. Internet service is also subject to minimal regulation in Europe and in Canada. If we decide to offer traditional voice services or otherwise expand our service offerings to include services that would cause us to be deemed a common carrier, we will become subject to additional regulation. Additionally, if we offer voice service using IP (voice over IP) or offer certain other types of data services using IP we may become subject to additional regulation. This regulation could impact our business because of the costs and time required to obtain necessary authorizations, the additional taxes than we may become subject to or may have to collect from our customers, and the additional administrative costs of providing voice services, and other costs. All of these could inhibit our ability to remain a low cost carrier.

Much of the law related to the liability of Internet service providers remains unsettled. For example, many jurisdictions have adopted laws related to unsolicited commercial email or “spam” in the last several years. Other legal issues, such as the sharing of copyrighted information, transborder data flow, universal service, and liability for software viruses could become subjects of additional legislation and legal development. We cannot predict the impact of these changes on us. Regulatory changes could have a material adverse effect on our business, financial condition or results of operations.

Recent terrorist activity throughout the world and military action to counter terrorism could adversely impact our business.

The September 11, 2001 terrorist attacks in the United States and the continued threat of terrorist activity and other acts of war or hostility have had, and may continue to have, an adverse effect on business, financial and general economic conditions internationally. Effects from these events and any future terrorist activity, including cyber terrorism, may, in turn, increase our costs due to the need to provide enhanced security, which would adversely affect our business and results of operations. These circumstances may also damage or destroy the Internet infrastructure and may adversely affect our ability to attract and retain customers, our ability to raise capital and the operation and maintenance of our network access points. We are particularly vulnerable to acts of terrorism because our largest customer concentration is located in New York and we are headquartered in Washington, D.C., cities that have historically been primary targets for such terrorist attacks.

ITEM 2.                DESCRIPTION OF PROPERTIES

We own no material real property in North America. We lease our headquarters facilities consisting of approximately 15,370 square feet in Washington, D.C. We also lease approximately 262,000 square feet of space in 42 locations in office buildings and data centers to house our colocation facilities, regional offices and operations centers. The lease for our headquarters is with an entity controlled by our Chief Executive Officer. The lease is year-to-year on market terms, and we anticipate that we will be able to renew this lease on substantially the same terms upon its expiration on August 31, 2006. The terms of our other leases generally are for ten years with two five-year renewal options. We believe that these facilities are generally in good condition and suitable for our operations. In addition to the above leases, we also have, from our acquisitions, leases for approximately 84,000 square feet of office space in 10 locations. Eight of these locations are currently sublet to third parties. Two are currently being marketed for sublease.

Through the acquisition of our French and Spanish subsidiaries in January, 2004, we acquired three properties in France. All three properties are data centers and points-of-presence, or POP, facilities ranging in size from 11,838 to 18,292 square feet. We believe that the current market value of these properties is 5.1 million euros or approximately $6.6 million. On March 30, 2005, we sold one of the three properties, located in Lyon, France, for net proceeds of approximately $5.1 million. Through our European subsidiaries, we also lease approximately 204,000 square feet of space in office buildings and data centers to house our colocation facilities, regional offices and operations centers. Approximately 174,000 square feet of the total are used for active POP locations, which house our network equipment and provide colocation space for our customers and have an average size of 9,000 square feet. The terms of these leases generally are for nine years with an opportunity to terminate the lease every three years. Much of the general office space and non-active POP locations are currently on the market to be sublet to third parties. We believe that these facilities are generally in good condition and suitable for our operations.

ITEM 3.                LEGAL PROCEEDINGS

We are involved in legal proceedings in the normal course of our business that we do not expect to have a material adverse affect on our business, financial condition or results of operations.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On October 26, 2004, the holders of our securities, on an as-if-converted-to-common basis, holding in the aggregate approximately 72% of our common stock, approved by written consent the issuance of 3,700 shares our Series M participating convertible preferred stock and the amendment to our Fourth Amended and Restated Certificate of Incorporation in order to exempt the issuance of Series M preferred stock from certain antidilution rights held by the other holders of preferred stock. The shares of Series M preferred stock converted into approximately 5.7 million shares of our common stock in the Equity Conversion.

PART II

ITEM 5.                MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our sole class of common equity is our common stock, par value $0.001, which is currently traded on the American Stock Exchange under the symbol “COI.” Prior to February 5, 2002 no established public trading market for the common stock existed.

As of March 25, 2005, there were approximately 471 holders of record of shares of our common stock holding approximately 32,398,460 shares of our common stock.

The table below shows, for the quarters indicated, the reported high and low trading prices of our common stock on the American Stock Exchange, which are not split-adjusted.

	High	Low
Calendar Year 2003
First Quarter	$0.94	$0.40
Second Quarter	3.23	0.32
Third Quarter	2.39	0.80
Fourth Quarter	1.98	0.95
Calendar Year 2004
First Quarter	$2.74	$1.10
Second Quarter	2.19	0.27
Third Quarter	0.40	0.23
Fourth Quarter	2.00	0.28
Calendar Year 2005
First Quarter (As of March 25, 2005)(1)	$25.40	$9.65

(1)          The high and low trading prices for the first quarter of 2005 give effect to our Reverse Stock Split.

We have not paid any dividends on our common stock since our inception and do not anticipate paying any dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will be dependent upon then-existing conditions, including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors our board of directors deems relevant.

ITEM 6.                SELECTED CONSOLIDATED FINANCIAL DATA

The annual financial information set forth below has been derived from the audited consolidated financial statements included in this Report. The information should be read in connection with, and is qualified in its entirety by reference to, the financial statements and notes included elsewhere in this Report.

	Years Ended December, 31
	2000	2001	2002	2003	2004
	(dollars in thousands)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net service revenue	$—	$3,018	$51,913	$59,422	$91,286
Operating expenses:
Cost of network operations	3,040	19,990	49,091	47,017	63,466
Amortization of deferred compensation—cost of network operations	—	307	233	1,307	858
Selling, general, and administrative	10,845	27,322	33,495	26,570	40,382
Amortization of deferred compensation—SG&A	—	2,958	3,098	17,368	11,404
Gain on settlement of vendor litigation	—	—	(5,721)	—	—
Terminated public offering costs	—	—	—	—	779
Restructuring charge	—	—	—	—	1,821
Depreciation and amortization	338	13,535	33,990	48,387	56,645
Total operating expenses	14,223	64,112	114,186	140,649	175,355
Operating loss	(14,223)	(61,094)	(62,273)	(81,227)	(84,069)
Settlement of note holder litigation	—	—	(3,468)	—	—
Interest income (expense) and other, net	2,462	(5,819)	(34,545)	(18,264)	(10,883)
Gains—lease debt restructurings	—	—	—	—	5,292
Gain—Allied Riser note settlement	—	—	—	24,802	—
Gain—Cisco credit facility—troubled debt restructuring	—	—	—	215,432	—
(Loss) income before extraordinary gain	(11,761)	(66,913)	(100,286)	140,743	(89,660)
Extraordinary gain—Allied Riser merger	—	—	8,443	—	—
Net (loss) income	(11,761)	(66,913)	(91,843)	140,743	(89,660)
Beneficial conversion of preferred stock	—	(24,168)	—	(52,000)	(43,986)
Net (loss) income applicable to common stock	$(11,761)	$(91,081)	$(91,843)	$88,743	$(133,646)
Net (loss) income applicable to common stock—basic	$(170.16)	$(1,295.60)	$(564.45)	$11.18	$(175.03)
Net (loss) income applicable common stock—diluted	$(170.16)	$(1,295.60)	$(564.45)	$11.18	$(175.03)
Weighted-average common shares—basic	69,118	70,300	162,712	7,935,831	763,540
Weighted-average common shares—diluted	69,118	70,300	162,712	7,938,898	763,540
CONSOLIDATED BALANCE SHEET DATA (AT PERIOD END):
Cash and cash equivalents	$65,593	$49,017	$39,314	$7,875	$13,844
Total assets	187,740	319,769	407,677	344,440	378,586
Long-term debt (including current portion) (net of unamortized discount of $78,140 in 2002, $6,084 in 2003 and $5,026 in 2004)	77,936	202,740	347,930	83,702	126,382
Preferred stock	115,901	177,246	175,246	97,681	139,825
Stockholders’ equity	104,248	110,214	32,626	244,754	212,490
OTHER OPERATING DATA:
Net cash used in operating activities	(16,370)	(46,786)	(41,567)	(27,357)	(26,425)
Net cash used in investing activities	(80,989)	(131,652)	(19,786)	(25,316)	(2,701)
Net cash provided by financing activities	162,952	161,862	51,694	20,562	34,486

All share and per-share data in the table above reflects the 1-for-10 reverse stock split that occurred in connection with our merger with Allied Riser in February 2002 and the 1-for-20 Reverse Stock Split that occurred in March 2005. In February 2005, all of our preferred stock was converted into common stock in the Equity Conversion.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis together with “Selected Consolidated Financial and Other Data” and our consolidated financial statements and related notes included in this report. The discussion in this report contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this report should be read as applying to all related forward-looking statements wherever they appear in this report. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to these differences include those discussed in “Risk Factors,” as well as those discussed elsewhere. You should read “Risk Factors” and “Cautionary Notice Regarding Forward-Looking Statements.”

General Overview

We are a leading facilities-based provider of low-cost, high-speed Internet access and IP communications services. Our network is specifically designed and optimized to transmit data using IP. IP networks are significantly less expensive to operate and are able to achieve higher performance levels than the traditional circuit-switched networks used by our competitors, thus giving us clear cost and performance advantages in our industry. We deliver our services to small and medium-sized businesses, communications service providers and other bandwidth-intensive organizations through over 8,700 customer connections in North America and Europe. Our primary on-net service is Internet access at a speed of 100 Megabits per second, much faster than typical Internet access currently offered to businesses. We offer this on-net service exclusively through our own facilities, which run all the way to our customers’ premises.

Our network is comprised of in-building riser facilities, metropolitan optical fiber networks, metropolitan traffic aggregation points and inter-city transport facilities. The network is physically connected entirely through our facilities to over 980 buildings in which we provide our on-net services, including over 800 multi-tenant office buildings. We also provide on-net services in carrier-neutral colocation facilities, data centers and single-tenant office buildings. Because of our integrated network architecture, we are not dependent on local telephone companies to serve our on-net customers. In addition to providing our on-net services, we also provide Internet connectivity to customers that are not located in buildings directly connected to our network. We serve these off-net customers using other carriers’ facilities to provide the last mile portion of the link from our customers’ premises to our network. We emphasize the sale of on-net services because sales of these services generate higher gross profit margins.

We believe our key opportunity is provided by our high-capacity network, which provides us with the ability to add a significant number of customers to our network with minimal incremental costs. Our greatest challenge is adding customers to our network in a way that maximizes its use and at the same time provides us with a customer mix that produces strong profit margins. We are responding to this challenge by increasing our sales and marketing efforts. In addition, we may add customers to our network through strategic acquisitions.

We plan to expand our network to locations that can be economically integrated and represent significant concentrations of Internet traffic. We believe that the relative maturities of our North American and European operations will result in the majority of this expansion occurring in Europe. We may identify locations that we desire to serve with our on-net product but cannot be cost effectively added to our network. The key to developing a profitable business will be to carefully match the expense of extending our network to reach new customers with the revenue generated by those customers.

We believe the two most important trends in our industry are the continued growth in Internet traffic and a corresponding decline in Internet access prices. As Internet traffic continues to grow and prices per unit of traffic continue to decline, we believe our ability to load our network and gain market share from less efficient network operators will expand. However, continued erosion in Internet access prices will likely have a negative impact on our results of operations.

We have grown our net service revenue from $3.0 million for the year ended December 31, 2001 to $91.3 million for the year ended December 31, 2004. Net service revenue is determined by subtracting our allowances for sales credit adjustments and unfulfilled purchase obligations from our gross service revenue. We have generated our revenue growth through the strategic acquisitions of communications network assets and customers, primarily from financially distressed companies, the continued expansion of our network of on-net buildings and the increase in customers generated by our sales and marketing efforts.

Our net service revenue is derived from our on-net, off-net and non-core services, which comprised 55.5%, 26.4% and 18.1% of our net service revenue, respectively, for the year ended December 31, 2003 and 63.4%, 25.9% and 10.7% for the year ended December 31, 2004. Our on-net service consists of high-speed Internet access and IP connectivity ranging from 0.5 Megabits per second to several Gigabits per second of bandwidth. We offer our on-net services to customers located in buildings that are physically connected to our network. Off-net services are sold to businesses that are connected to our network primarily by means of T1, T3, E1 and E3 lines obtained from other carriers. Our non-core services, which consist of legacy services of companies whose assets or businesses we have acquired, include email, retail dial-up Internet access, shared web hosting, managed web hosting, managed security, voice services (only provided in Toronto, Canada), point to point private line services, and services provided to LambdaNet Germany under a network sharing arrangement as discussed below. We do not actively market these non-core services and expect the net service revenue associated with them to continue to decline.

We have grown our gross profit from $2.8 million for the year ended December 31, 2002 to $27.8 million for the year ended December 31, 2004. Our gross profit margin has expanded from 5.4% in 2002 to 30.5% for the year ended December 31, 2004. We determine gross profit by subtracting network operation expenses from our net service revenue (other than amortization of deferred compensation). The amortization of deferred compensation classified as cost of network services was $0.2 million, $1.3 million and $0.9 million for the years ended December 31, 2002, 2003 and 2004, respectively. We believe that our gross profit will benefit from the limited incremental expenses associated with providing service to new on-net customers. We have not allocated depreciation and amortization expense to our network operations expense.

Due to our strategic acquisitions of network assets and equipment, we believe we are positioned to grow our revenue base and profitability without significant additional capital investments. We continue to deploy network equipment to other parts of our network to maximize the utilization of our assets without incurring significant additional capital expense. As a result, our future capital expenditures will be based primarily on our planned expansion of on-net buildings and the growth of our customer base. We anticipate that our future capital expenditure rate will be less than our historical capital expenditure rate.

We plan to use part of the proceeds of our Public Offering, if consummated, to increase our number of on-net buildings by approximately 100, primarily by adding carrier-neutral facilities in Europe, over the next 12 months.

Historically, our operating expenses have exceeded our net service revenue resulting in operating losses of $62.3 million, $81.2 million and $84.1 million in 2002, 2003 and 2004, respectively. In each of these periods, our operating expenses consisted primarily of the following:

•       Network operations expenses consist primarily of the cost of leased circuits, sites and facilities; telecommunications license agreements, network maintenance expenses, salaries of, and expenses related to, employees who are directly involved with maintenance and operation of our network, who we refer to as network employees.

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

•       Amortization of deferred compensation that results from the expense of amortizing the fair value of our stock options and restricted stock granted to our employees.

Recent Developments

Public Offering

On February 14, 2005, we filed a registration statement to sell up to $86.3 million worth of shares of common stock in a public offering. There can be no assurances that the offering will be completed.

Equity Conversion

On February 15, 2005, the holders of our preferred stock converted all of their shares of preferred stock into shares of our common stock in the Equity Conversion. As a result, we no longer have outstanding shares of preferred stock and the liquidation preferences on our preferred stock have been eliminated.

Subordinated Note

On February 24, 2005, we issued a subordinated note in the principal amount of $10.0 million to Columbia Ventures Corporation. The note was issued pursuant to a Note Purchase Agreement dated February 24, 2005. Columbia Ventures Corporation is owned by one of the Company’s directors and shareholders.

Line of Credit

On March 9, 2005, we entered into a line of credit with a commercial bank. The line of credit provides for borrowings of up to $10.0 million and is secured by our accounts receivable. The borrowing base is determined primarily by the aging characteristics related to our accounts receivable. On March 18, 2005, we borrowed $10.0 million against our North American accounts receivable under the line of credit. Of this amount $4.0 million is restricted and held by the lender.

Reverse Stock Split

On March 24, 2005, we effected a 1-for-20 reverse stock split. Accordingly, all share and per share amounts in this report have been retroactively adjusted to give effect to this event.

Building Sale

On March 30, 2005, we sold a building we owned located in Lyon, France for net proceeds of approximately $5.1 million. This transaction resulted in a gain of approximately $3.9 million.

Acquisitions

Since our inception, we have consummated 13 acquisitions through which we have generated revenue growth, expanded our network and customer base and added strategic assets to our business. We have accomplished this primarily by acquiring financially distressed companies or their assets at a significant discount to their original cost. The overall impact of these acquisitions on the operation of our business has been to extend the physical reach of our network in both North America and Europe, expand the breadth of our service offerings, and increase the number of customers to whom we provide our services. The overall impact of these acquisitions on our balance sheet and cash flows has been to significantly increase the assets on our balance sheet, including cash in the case of the Allied Riser merger, increase our indebtedness and increase our cash flows from operations due to our increased customer base. A substantial portion of our historical growth in net service revenue has been generated by the customer contracts we have acquired. We have historically experienced a decline in revenue attributable to acquired customers as these customers’ contracts have expired and they have entered into standard Cogent customer contracts at generally lower rates or have chosen not to renew service with us. We anticipate that we will experience similar declines with respect to customers we have acquired or will acquire.

 Verio Acquisition

In December 2004, we acquired most of the off-net Internet access customers of Verio Inc., a leading global IP provider and subsidiary of NTT Communications Corp. The acquired assets included over 3,700 customer connections located in 23 of our U.S. markets, customer accounts receivable and certain network equipment. We assumed the liabilities associated with providing services to these customers including vendor relationships, accounts payable, and accrued liabilities. We are integrating these acquired assets into our operations and onto our network.

Acquisition of Aleron Broadband Services

In October 2004, we acquired certain assets of Aleron Broadband Services, formally known as AGIS Internet, and $18.5 million in cash, in exchange for 3,700 shares of our Series M preferred stock, which converted into approximately 5.7 million shares of our common stock in the Equity Conversion. We acquired Aleron’s customer base and network, as well as Aleron’s Internet access and managed modem service. We are integrating these acquired assets into our operations and onto our network.

Acquisition of Global Access

In September 2004, we issued 185 shares of our Series L preferred stock in exchange for the majority of the assets of Global Access Telecommunications Inc. The Series L preferred stock issued in the transaction converted into approximately 0.3 million shares of our common stock in the Equity Conversion. Global Access provided Internet access and other data services in Germany. We acquired over 350 customers in Germany as a result of the acquisition and have completed the process of migrating these customers onto our network.

Acquisition of UFO Group, Inc.

In August 2004, we acquired certain assets of Unlimited Fiber Optics, Inc., or UFO, for 2,600 shares of our Series K preferred stock. The preferred stock issued in the merger converted into approximately 0.8 million shares of our common stock in the Equity Conversion. Among these assets is UFO’s customer base, which is comprised of data service customers located in San Francisco and Los Angeles. The acquired assets also included net cash of approximately $1.9 million and customer accounts receivable. We are in the process of integrating these acquired assets into our operations and onto our network and we expect to complete this integration in the second quarter of 2005.

Acquisition of European Network

In 2004 we expanded our operations into Europe through a series of acquisitions in which we acquired customers and extended our network, primarily in France, Spain, and Germany.

In September 2003, we began exploring the possibility of acquiring LNG Holdings SA, or LNG, an operator of a European telecommunications network that was on the verge of insolvency. We determined that an acquisition of LNG in whole was not advisable at that time; however, the private equity funds that owned LNG refused to consider a transaction in which we would acquire only parts of the network. In order to prevent LNG from liquidating and to preserve our ability to structure an acceptable acquisition, in November 2003, our Chief Executive Officer formed a corporation that acquired a 90% interest in LNG in return for a commitment to cause at least $2 million to be invested in LNG’s subsidiary LambdaNet France and an indemnification of LNG’s selling stockholders by us and the acquiring corporation. In November 2003, we reached an agreement with investment funds associated with BNP Paribas and certain of our existing investors regarding the acquisition of the LNG networks in France, Spain and Germany.

We completed the first step of the European network acquisition in January 2004. The investors funded a corporation that they controlled with $2.5 million and acquired Firstmark Communications Participation S.à r.l., now named Cogent Europe S.à r.l., the parent holding company of LambdaNet France and LambdaNet Spain, from LNG for one euro, or $1.30. As consideration, the investors, through the corporation they controlled, entered into a commitment to use reasonable efforts to cause LNG to be released from a guarantee of certain obligations of LambdaNet France and a commitment to fund LambdaNet France with $2.0 million. That corporation was then merged into one of our subsidiaries in a transaction in which the investors received 2,575 shares of Series I preferred stock that converted into approximately 0.8 million shares of our common stock in the Equity Conversion.

The planned second step of the transaction was the acquisition of the German network of LNG. We attempted to structure an acceptable acquisition that would have entailed using $19.5 million allocated by the investors to restructure the existing bank debt of LambdaNet Germany; however, we subsequently concluded that it was unlikely that we could structure an acceptable acquisition of LambdaNet Germany and we began to seek an alternative German network acquisition in order to complete the European portion of our network and meet the conditions required to cause the investors to fund $19.5 million.

In March 2004, we identified network assets in Germany formerly operated as part of the Carrier 1 network as an attractive acquisition opportunity. Pursuant to the November commitment, the investors funded a newly-formed Delaware corporation with $19.5 million, and the corporation through a German subsidiary acquired the rights to certain assets of the Carrier 1 network in return for 2.2 million euros, or $2.9 million. That corporation then was merged into one of our subsidiaries in a transaction in which the investors received shares of our Series J preferred stock that converted into approximately 6.0 million shares of our common stock in the Equity Conversion.

Acquisition of Assets of Fiber Network Services

In February 2003, we acquired the principal assets of Fiber Network Services, Inc., or FNSI, an Internet service provider in the midwestern United States, in exchange for options to purchase 6,000 shares of our common stock and the assumption of certain of FNSI’s liabilities.

Acquisition of PSINet Assets

In April 2002, we purchased the principal U.S. assets of PSINet, Inc. out of bankruptcy in exchange for $9.5 million and the assumption of certain liabilities. With the acquisition of PSINet assets we began to offer our off-net service and acquired significant non-core services.

Allied Riser Merger

In February 2002, we acquired Allied Riser Communications Corporation, a facilities-based provider of broadband data, video and voice communications services to small and medium-sized businesses in the United States and Canada in exchange for the issuance of approximately 0.1 million shares of our common stock. As a result of the merger, Allied Riser became a wholly-owned subsidiary. In connection with the merger, we became co-obligor under Allied Riser’s 7 1/2% Convertible Subordinated Notes.

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

Year Ended December 31, 2003 Compared to the Year Ended December 31, 2004

The following summary table presents a comparison of our results of operations for the year ended December 31, 2003 and 2004 with respect to certain key financial measures. The comparisons illustrated in the table are discussed in greater detail below.

	Year Ended December 31,		Percent
	2003	2004	Change
	(in thousands)
Net service revenue	$59,422	$91,286	53.6%
Network operations expenses(1)	47,017	63,466	35.0%
Gross profit(2)	12,405	27,820	124.3%
Selling, general, and administrative expenses(3)	26,570	40,382	52.0%
Restructuring charge	—	1,821	—
Terminated public offering costs	—	779	—
Depreciation and amortization expenses	48,387	56,645	17.1%
Gain—Cisco troubled debt restructuring	215,432	—	—
Gain—Allied Riser note exchange	24,802	—	—
Gains—lease obligations restructuring	—	5,292	—
Net income (loss)	140,743	(89,660)	(163.7)%

(1)          Excludes amortization of deferred compensation of $1,307 and $858 in the years ended December 31, 2003 and 2004, respectively, which, if included would have resulted in a period-to-period change of 33.1%.

(2)   Excludes amortization of deferred compensation of $1,307 and $858 in the years ended December 31, 2003 and 2004, respectively, which if included would have resulted in a period-to-period change of 142.9%.

(3)          Excludes amortization of deferred compensation of $17,368 and $11,404 in the year ended December 31, 2003 and 2004, respectively, which, if included would have resulted in a period-to-period change of 17.9%.

Net Service Revenue.   Our net service revenue increased 53.6% from $59.4 million for the year ended December 31, 2003 to $91.3 million for the year ending December 31, 2004. The $31.9 million increase in net service revenue is attributable to $26.6 million of net service revenue from the customers acquired in the Cogent Europe, UFO, Global Access, Aleron and Verio acquisitions and a $16.0 million increase in organic revenue. We define organic revenue as revenue derived from contracts obtained as a result of our sales efforts. Revenue from acquired customers who enter into contracts with us once their existing contracts expire or amend their acquired contract are reflected as organic revenue. These increases were partially offset by a $10.6 million decrease in revenue from the expiration or termination of customer contracts acquired from Allied Riser, PSINet and FNSI, although many of these customers entered into new contracts with us once their existing contracts expired, and as such, the revenue of these contracts is reflected in the increase in organic revenue. For the year ended December 31, 2003 and 2004, on-net, off-net and non-core services represented 55.5%, 26.4% and 18.1% and 63.4%, 25.9% and 10.7% of our net service revenues, respectively.

Our net service revenue related to our acquisitions is included in our statements of operations from the acquisition dates. Net service revenue from our January 5, 2004 Cogent Europe acquisition totaled approximately $23.3 million for the year ended December 31, 2004. Approximately $2.0 million of the Cogent Europe net service revenue during the period was derived from network sharing services rendered to LambdaNet Communications Deutschland AG, or LambdaNet Germany. LambdaNet Germany was majority-owned by LNG Holdings until April 2004 when it was sold to an unrelated third party. In the first quarter of 2005, this network sharing arrangement was eliminated. Net service revenue from our UFO, Aleron and Verio acquisitions which occurred in August 2004, October 2004 and December 2004, respectively, totaled $5.8 million for the year ended December 31, 2004.

Network Operations Expenses.   Our network operations expenses, excluding the amortization of deferred compensation, increased 35.0% from $47.0 million for the year ended December 31, 2003 to $63.5 million for the year ended December 31, 2004. The increase is primarily attributable to $15.4 million of costs incurred in connection with the operation of our European network after our Cogent Europe and Global Access acquisitions. For the year ended December 31, 2004, Cogent Europe recorded $1.8 million of costs associated with using the LambdaNet Germany network. In the first quarter of 2005, this network sharing arrangement was eliminated. Our total cost of network operations for the years ended December 31, 2003 and December 31, 2004 includes approximately $1.3 million and $0.9 million, respectively, of amortization of deferred compensation expense classified as cost of network operations.

Gross profit. Our gross profit, excluding amortization of deferred compensation, increased 124.3% from $12.4 million for the year ended December 31, 2003 to $27.8 million for the year ended December 31, 2004. The $15.4 million increase is attributed to our increase in net service revenue.

Selling, General, and Administrative Expenses.   Our SG&A expenses, excluding the amortization of deferred compensation, increased 52.0% from $26.6 million for the year ended December 31, 2003 to $40.4 million for the year ended December 31, 2004. SG&A expenses increased primarily from the $13.2 million of SG&A expenses associated with our operations in Europe after our Cogent Europe and Global Access acquisitions. Our total SG&A expenses for the years ended December 31, 2003 and December 31, 2004 include $17.4 million and $11.4 million, respectively, of amortization of deferred compensation.

Amortization of Deferred Compensation.   The total amortization of deferred compensation decreased from $18.7 million for the year ended December 31, 2003 to $12.3 million for the year ending December 31, 2004.

Deferred compensation is related to restricted shares of Series H preferred stock granted to our employees primarily in October 2003 under our 2003 Incentive Award Plan and the amortization of $4.7 million of deferred compensation related to options for shares of Series H preferred stock. These options were granted to certain of our employees in the third quarter of 2004 with an exercise price on an as-converted basis below the trading price of our common stock on the grant date. We amortize deferred compensation costs on a straight-line basis over the service period.

Restructuring charge.   In July 2004, we abandoned an office in Paris obtained in the Cogent Europe acquisition and relocated operations to another Cogent Europe facility. We recorded a total restructuring charge of approximately $1.8 million related to the remaining commitment on the lease less our estimated sublease income.

Withdrawal of Public Offering.   In May 2004, we filed a registration statement to sell shares of common stock in a public offering. In October 2004, we withdrew this registration statement and expensed the associated deferred costs of approximately $0.8 million.

Depreciation and Amortization Expenses.   Our depreciation and amortization expense increased 17.1% from $48.4 million for the year ended December 31, 2003 to $56.6 million for the year ended December 31, 2004. Of this increase, $8.2 million resulted from depreciation and amortization of assets acquired in our Cogent Europe and Global Access acquisitions.

Gain—Credit Facility Restructuring.   The restructuring of our Cisco credit facility on July 31, 2003 resulted in a gain of approximately $215.4 million. The gain resulting from the retirement of the amounts outstanding under the credit facility was determined as follows (in thousands):

Cash paid	$20,000
Issuance of Series F preferred stock	11,000
Amended and Restated Cisco Note, principal plus future interest	17,842
Transaction costs	1,167
Total Consideration	$50,009
Amount outstanding under Cisco credit facility	(262,812)
Interest accrued under the Cisco credit facility	(6,303)
Book value of cancelled warrants	(8,248)
Book value of unamortized loan costs	11,922
Total Indebtedness prior to recapitalization	$(265,441)
Gain from recapitalization	$215,432

Gain—Allied Riser Note Exchange.   In connection with the exchange and settlement related to our 7 1/2% Convertible Subordinated Notes we recorded a gain of approximately $24.8 million during the year ended December 31, 2003. This gain resulted from the difference between the $36.5 million net book value of the notes ($106.7 million face value less the related unamortized discount of $70.2 million) and $2.0 million of accrued interest, the cash consideration of $5.0 million and the $8.5 million estimated fair market value for the Series D and Series E preferred stock issued to the noteholders less approximately $0.2 million of transaction costs. The estimated fair market value for the Series D and Series E preferred stock was determined by using the price per share of our Series C preferred stock, which represented our most recent equity transaction for cash.

Gain—Lease obligations restructuring.   In 2004, we re-negotiated several lease obligations for our intra-city fiber in France and Spain. These transactions resulted gains of approximately $5.3 million recorded as gains on lease obligation restructurings in the accompanying statement of operations for the year ended December 31, 2004.

In March 2004, Cogent France paid approximately $0.3 million and settled amounts due from and due to a vendor. The vendor leased Cogent France its office facility and intra-city IRU and was and continues to be a customer of Cogent France. The settlement agreement also restructured the IRU capital lease by reducing the 2.8 million euros, or $3.7 million, January 2007 lease payment by 1.0 million euros, or $1.3 million, and reducing the 2.5 million euros, or $3.3 million, January 2008 lease payment by 1.0 million euros, or $1.3 million. Under the settlement the lessor also agreed to purchase a minimum annual commitment of IP services from Cogent France. This transaction resulted in a reduction to the capital lease obligation and IRU asset of approximately $1.9 million.

In November 2004, Cogent Spain negotiated modifications to an IRU capital lease and note obligation with a vendor resulting in a 4.4 million euro, or $5.2 million, gain. In exchange for the return of one of two strands of leased optical fiber, Cogent Spain reduced its quarterly IRU lease payments, modified its payments and eliminated accrued and future interest on its note obligation. The note obligation arose in 2003, when Cogent Spain, then LambdaNet España S.A, negotiated a settlement with the vendor that included converting certain amounts due under the capital lease into a note obligation. The 8.3 million euro, or $10.8 million, note obligation had a term of twelve years and bore interest at 5% with a two-year grace period and was repayable in forty equal installments. The first installment was due in 2005. The modified note is interest free and includes nineteen equal quarterly installments of approximately 0.2 million euros, or $0.3 million, and a final payment of 4.1 million euros, or $5.3 million, due in January 2010. Cogent Spain paid 0.2 million euros, or $0.3 million, at settlement. The modification to the note obligation resulted in a gain of approximately $0.2 million.

Net Income (Loss).   Net income was $140.7 million for the year ended December 31, 2003 as compared to a net loss of $(89.7) million for the year ended December 31, 2004. Included in net income for the year ended December 31, 2003 are gains from debt restructurings totaling $240.2 million.

Year Ended December 31, 2002 Compared to the Year Ended December 31, 2003

The following summary table presents a comparison of our results of operations for the years ended December 31, 2002 and 2003 with respect to certain key financial measures. The comparisons illustrated in the table are discussed in greater detail below.

	Year Ended December 31,		Percent
	2002	2003	Change
	(in thousands)
Net service revenue	$51,913	$59,422	14.5%
Network operations expenses(1)	49,091	47,017	(4.2)%
Gross profit(2)	2,822	12,405	340.0%
Selling, general, and administrative expenses(3)	33,495	26,570	(20.7)%
Depreciation and amortization expenses	33,990	48,387	42.4%
Gain—Cisco troubled debt restructuring	—	215,432	—
Gain—Allied Riser note exchange	—	24,802	—
Net (loss) income	(91,843)	140,743	253.2%

(1)          Excludes amortization of deferred compensation of $233 and $1,307 in the years ended December 31, 2002 and 2003, respectively, which, if included, would have resulted in a period-to-period change of (2.0)%.

(2)   Excludes amortization of deferred compensation of $233 and $1,307 in the years ended December 31, 2002 and 2003, respectively, which if included, would have resulted in a period-to-period change of 328.7%.

(3)          Excludes amortization of deferred compensation of $3,098 and $17,368 in the years ended December 31, 2002 and 2003, respectively, which, if included, would have resulted in a period-to-period change of 20.1%.

Net Service Revenue.   Our net service revenue increased 14.5% from $51.9 million for the year ended December 31, 2002 to $59.4 million for the year ended December 31, 2003. This $7.5 million increase was primarily attributable to a $16.5 million, or a 99.5% increase in revenue from customers purchasing our on-net Internet access service offerings, and a $3.7 million increase in off-net revenue attributable to the customers acquired in the FNSI acquisition. FNSI revenue is included in our consolidated net service revenue since the closing of the acquisition on February 28, 2003. The increase was partially offset by a $15.5 million, or 50.9% decline in net service revenue derived from customers acquired in our April 2, 2002 acquisition of certain PSINet customer accounts, although many of these customers re-signed their contracts with us once their existing PSINet contracts expired and as such, the revenue of these contracts is reflected in the increase in net service revenue.

Network Operations Expenses.   Our network operations expenses, excluding the amortization of deferred compensation, decreased 4.2% from $49.1 million for the year ended December 31, 2002 to $47.0 million for the year ended December 31, 2003. This decrease was primarily due to a $2.0 million decrease during the year ended December 31, 2003 in recurring and transitional PSINet circuit fees associated with providing our off-net services compared to the year ended December 31, 2002. This decrease in circuit fees was primarily driven by a reduction in the number of off-net customers that we served during 2003 and the termination of the transitional fees related to the PSINet acquisition.

Gross Profit.   Our gross profit, excluding amortization of deferred compensation, increased 340.0% from $2.8 million for the year ended December 31, 2003 to $12.4 million for the year ended December 31, 2004. The $9.6 million increase is primarily attributed to our $7.5 million increase in net service revenue.

Selling, General, and Administrative Expenses.   Our SG&A expenses, excluding the amortization of deferred compensation, decreased 20.7% from $33.5 million for the year ended December 31, 2002 to $26.6 million for the year ended December 31, 2003. SG&A for the years ended December 31, 2002 and December 31, 2003 included approximately $3.2 million and $3.9 million, respectively, of expenses related to our allowance for uncollectable accounts. The decrease in SG&A expenses was due to a reduction in transitional activities associated with the Allied Riser, PSINet and FNSI acquisitions and a decrease in headcount during 2003 as compared to 2002.

Amortization of Deferred Compensation.   The amortization of deferred compensation increased from $3.3 million for the year ended December 31, 2002 to $18.7 million for the year ending December 31, 2003. The increase is attributed to the amortization of deferred compensation related to restricted shares of Series H preferred stock granted to our employees primarily in October 2003 under our 2003 Incentive Award Plan.

Depreciation and Amortization Expenses.   Our depreciation and amortization expenses increased 42.4% from $34.0 million for the year ended December 31, 2002 to $48.4 million for the year ended December 31, 2003. This increase occurred primarily because we had more capital equipment and IRUs in service in 2003 than in the 2002. The increase was also attributable to an increase in amortization expense in the 2003 period over 2002. Amortization expense increased because we had more intangible assets during 2003 than in 2002.

Settlement of Allied Riser Noteholder Litigation and Gain on Note Exchange.   In connection with the note exchange and settlement with certain Allied Riser note holders we recorded a gain of approximately $24.8 million during the year ended December 31, 2003. The gain resulted from the difference between the $36.5 million net book value of the notes ($106.7 million face value less an unamortized discount of $70.2 million) and $2.0 million of accrued interest and the consideration of approximately $5.0 million in cash and the $8.5 million estimated fair market value for the Series D and Series E preferred stock issued to the noteholders less approximately $0.2 million of transaction costs.

Gain on Cisco Recapitalization.   The restructuring of our previous Cisco credit facility on July 31, 2003 resulted in a gain of approximately $215.4 million. On a basic income and diluted income per share basis the gain was $27.15 and $27.14 for the year ended December 31, 2003, respectively.

Net (Loss) Income.   As a result of the foregoing, we incurred a net loss of $(91.8) million for the year ended December 31, 2002 and net income of $140.7 million for the year ended December 31, 2003.

Liquidity and Capital Resources

In assessing our liquidity, our management reviews and analyzes our current cash on-hand, our accounts receivable, accounts payable, foreign exchange rates, capital expenditure commitments, and our required debt payments and other obligations.

During 2003, 2004 and 2005, we engaged in a series of transactions pursuant to which we significantly reduced our indebtedness and/or improved our liquidity. These included the following:

•       On March 30, 2005, Cogent France sold its building located in Lyon, France for net proceeds of approximately $5.1 million.

•       On March 9, 2005, we entered into a line of credit with a commercial bank. The line of credit provides for borrowings of up to $10.0 million and is secured by our accounts receivable. On March 18, 2005, we borrowed $10.0 million against our North American accounts receivable under the line of credit. Of this amount $4.0 million is restricted and held by the lender.

•       On February 24, 2005, we issued a subordinated note in the principal amount of $10.0 million to Columbia Ventures Corporation in exchange for $10 million in cash.

•       During 2004, in connection with our acquisitions of Aleron and UFO Group and the acquisition of our European Network, we acquired cash totaling approximately $42.2 million.

•       In March 2004, Cogent France reduced its obligation under its intra-city IRU by approximately $2.6 million.

•       In November 2004, Cogent Spain reduced its quarterly IRU lease payments, modified its payments and eliminated accrued and future interest on its note obligation resulting in a gain of approximately $5.2 million.

•       In July 2003, we reduced the $269.1 million in principal amount of then-outstanding indebtedness and accrued interest under our Cisco Credit facility in exchange for a cash payment of $20.0 million, the issuance of 11,000 shares of our Series F preferred stock and the issuance of a $17.0 million Amended and Restated Promissory Note.

•       In March 2003, we entered an agreement with the holders of approximately $106.7 million in face value of 7 1/2% Convertible Subordinated Notes pursuant to which the noteholders agreed to surrender their notes, including accrued and unpaid interest, in exchange for a cash payment of $5.0 million and the issuance of 3.4 million shares each of our Series D and Series E preferred stock and to dismiss with prejudice their litigation against Allied Riser, in exchange for a cash payment of $4.9 million.

Cash Flows

The following table sets forth our consolidated cash flows for the years ended December 31, 2002, 2003, and 2004.

	Year Ended December 31,
	2002	2003	2004
	(in thousands)
Net cash used in operating activities	$(41,567)	$(27,357)	$(26,425)
Net cash used in by investing activities	(19,786)	(25,316)	(2,701)
Net cash provided by financing activities	51,694	20,562	34,486
Effect of exchange rates on cash	(44)	672	609
Net (decrease) increase in cash and cash equivalents during period	$(9,703)	$(31,439)	$5,969

Net Cash Used in Operating Activities.   Net cash used in operating activities was $27.4 million for the year ended December 31, 2003 compared to $26.4 million for 2004. Our primary sources of operating cash are receipts from our customers who are billed on a monthly basis for our services. Our primary uses of operating cash are payments made to our vendors and employees. Our net income was $140.7 million for the year ended December 31, 2003 compared to a net loss of $89.7 million for the year ended December 31, 2004. Net income for the year ended December 31, 2003 included a non-cash gain of $24.8 million related to our settlement with certain Allied Riser note holders and a non-cash gain of $215.4 million related to the restructuring of our Cisco credit facility. Net income for the year ended December 31, 2004 included a non-cash gain of $5.3 million related to our restructuring of certain lease obligations. Depreciation and amortization, including the amortization of deferred compensation and the debt discount on the Allied Riser notes was $70.2 million for the year ended December 31, 2003, and $70.0 million for the year ended December 31, 2004. Net changes in current in assets and liabilities resulted in an increase to operating cash of $1.9 million for the year ended December 31, 2003 and a decrease in operating cash of $0.6 million for the year ended December 31, 2004. Payments for accounts payable and accrued liabilities approximated collections of accounts receivable for the year ended December 31, 2003 and payments for accounts payable and accrued liabilities exceeded collections of accounts receivable by $4.4 million for the year ended December 31, 2004.

Net cash used in operating activities was $41.6 million for the year ended December 31, 2002 compared to $27.4 million for the year ended December 31, 2003. Net loss was $91.8 million for the year ended December 31, 2002. Net income was $140.7 million for the year ended December 31, 2003. Our net loss for the year ended December 31, 2002 includes an extraordinary gain of $8.4 million related to the Allied Riser merger. Net income for the year ended December 31, 2003 includes a non-cash gain of $215.4 million related to the restructuring of our credit facility with Cisco Capital and a $24.8 million non-cash gain related to the exchange of Allied Riser subordinated convertible notes. Depreciation and amortization including amortization of debt discount and deferred compensation was $45.9 million for the year ended December 31, 2002 and $70.2 million for the year ended December 31, 2003. Net changes in current assets and liabilities resulted in an increase to operating cash of $18.5 million for the year ended December 31, 2002 and an increase to operating cash of $1.9 million for the year ended December 31, 2003. Payments for accounts payable and accrued liabilities exceeded collections of accounts receivable by $16.2 million for the year ended December 31, 2002. Payments for accounts payable and accrued liabilities approximated collections of accounts receivable for the year ended December 31, 2003.

Net Cash Used In By Investing Activities.   Net cash used in investing activities was $19.8 million for the year ended December 31, 2002, $25.3 million for the year ended December 31, 2003 and $2.7 million for the year ended December 31, 2004. Our primary uses of investing cash during 2002 were $75.2 million for the purchase of property and equipment, $9.6 million for the purchase of intangible assets in connection with our PSINet acquisition, $3.6 million in connection with our acquisition of the minority interest in Cogent Canada, Inc. and $1.8 million for purchases of short term investments. Cash expenditures were partially offset during 2002 by the $70.4 million of cash and cash equivalents that we acquired in connection with the Allied Riser merger. Our primary use of investing cash during 2003 was $24.0 million for the purchase of property and equipment in connection with the deployment of our network. Our primary uses of investing cash during 2004 were $2.4 million for the purchase of property and equipment and $1.9 million for the purchase of a network in Germany. Our primary sources of investing cash were $2.3 million of cash acquired from our acquisitions of Cogent Europe and Global Access and $6.8 million from the proceeds of the sale of equipment, short term investments and a warrant.

Net Cash Provided by Financing Activities.   Financing activities provided net cash of $51.7 million for the year ended December 31, 2002, $20.6 million for the year ended December 31, 2003 and $34.5 million for the year ended December 31, 2004. Net cash provided by financing activities during 2002 resulted principally from borrowings under our previous Cisco credit facility of $54.4 million, partially offset by $2.7 million in capital lease repayments. Net cash provided by financing activities during 2003 resulted principally from borrowings under our previous Cisco credit facility of $8.0 million and net proceeds of $40.6 million from the sale of our Series G preferred stock, partially offset by a $5.0 million payment related to the Allied Riser note exchange, a $20.0 million payment to Cisco Capital in connection with the Cisco recapitalization and $3.1 million in capital lease repayments. Net cash from financing activities during 2004 resulted from $42.4 million of acquired cash related to our mergers with Symposium Gamma, Symposium Omega, UFO Group, and Cogent Potomac. Net cash used in financing activities for 2004 include a $1.2 million payment to LNG Holdings and $6.6 million for principal payments under our capital leases.

Cash Position and Indebtedness

Our total indebtedness, net of discount, at December 31, 2002, 2003 and 2004 was $347.9 million, $83.7 million and $126.4 million, respectively. At December 31, 2004, our total cash and cash equivalents were $13.8 million. Our total indebtedness at December 31, 2004 includes $103.4 million of the present value of capital lease obligations for dark fiber primarily under 15-25 year IRUs, of which approximately $7.5 million is considered a current liability.

Subordinated Note

On February 24, 2005, we issued a subordinated note in the principal amount of $10.0 million to Columbia Ventures Corporation in exchange for $10 million in cash. The note was issued pursuant to a Note Purchase Agreement dated February 24, 2005. Columbia Ventures Corporation is owned by one of the Company’s directors and shareholders. The note has an initial interest rate of 10% per annum and the interest rate increases by one percent on August 24, 2005, six months after the note was issued, and by a further one percent at the end of each successive six-month period up to a maximum of 17%. Interest on the note accrues and is payable on the note’s maturity date of February 24, 2009. We may prepay the note in whole or in part at any time. The terms of the note require the payment of all principal and accrued interest upon the occurrence of a liquidity event, which is defined as an equity offering of at least $30 million in net proceeds. Our Public Offering would constitute a liquidity event and would require us to use a portion of the proceeds of the offering to repay the principal and accrued interest on the note. The note is subordinated to the debt evidenced by the Amended and Restated Cisco Note, as well as our accounts receivable line of credit obtained in March 2005. Management believes that the terms of the note are at least as favorable as those we would have been able to obtain from an unaffiliated third party.

Line of Credit

On March 9, 2005, we entered into a line of credit with a commercial bank. The line of credit provides for borrowings of up to $10.0 million and is secured by our accounts receivable. The borrowing base is determined primarily by the aging characteristics related to our accounts receivable. On March 18, 2005, we borrowed $10.0 million against our North American accounts receivable under the line of credit. Of this amount $4.0 million is restricted and held by the lender. Borrowings under the line of credit accrue interest at the prime rate plus 1.5% and may, in certain circumstances, be reduced to the prime rate plus 0.5%. Our obligations under the line of credit are secured by a first priority lien in certain of our accounts receivable and are guaranteed by our material domestic subsidiaries. The agreements governing the line of credit contain certain customary representations and warranties, covenants, notice provisions and events of default.

Amended and Restated Cisco Note

In connection with the Cisco recapitalization, we amended our credit agreement with Cisco Capital. The Amended and Restated Credit Agreement became effective at the closing of the recapitalization on July 31, 2003. Our remaining $17.0 million of indebtedness to Cisco is evidenced by a promissory note, which we refer to as the Amended and Restated Cisco Note. The Amended and Restated Cisco Note eliminated the covenants related to our financial performance. Cisco Capital retained its senior security interest in substantially all of our assets, except that we are permitted to subordinate Cisco Capital’s security interest in our accounts receivable.

The Cisco recapitalization was considered a troubled debt restructuring under Statement of Financial Accounting Standards (SFAS) No. 15, Accounting by Debtors and Creditors of Troubled Debt Restructurings. Under SFAS No. 15, the Amended and Restated Cisco Note was recorded at its principal amount of $17.0 million plus the estimated future interest payments of $0.8 million.

Convertible Subordinated Notes.

In connection with the March 2003 exchange and settlement related to our Convertible Subordinated Notes, we eliminated $106.7 of principal and $2.0 million of accrued interest. The terms of the remaining $10.2 million of Convertible Subordinated Notes were not impacted by the exchange and settlement and they continue to be due on June 15, 2007.

Contractual Obligations and Commitments

The following table summarizes our contractual cash obligations and other commercial commitments as of December 31, 2004:

	Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(in thousands)
Long term debt	$28,033	$—	$23,010	$5,023	$—
Capital lease obligations	169,296	15,938	27,602	23,117	102,639
Operating leases(1)	196,707	27,283	42,767	30,551	96,106
Unconditional purchase obligations	3,956	264	528	528	2,636
Total contractual cash obligations	397,992	43,485	93,907	59,219	201,381

(1)          These amounts include $199.3 million of operating lease, maintenance and license agreement obligations, reduced by sublease agreements of $2.6 million.

Capital Lease Obligations.   The capital lease obligations above were incurred in connection with our IRUs for inter-city and intra-city dark fiber underlying substantial portions of our network. These capital leases are presented on our balance sheet at the net present value of the future minimum lease payments, or $103.4 million at December 31, 2004. These leases generally have terms of 15 to 25 years.

Letters of Credit.   We are also party to letters of credit totaling $1.7 million at December 31, 2004. These obligations are fully secured by our restricted investments, and as a result, are excluded from the contractual cash obligations above.

Future Capital Requirements

We believe that our cash on hand which includes cash obtained in 2005 from our line of credit, subordinated note and building sale, together with cash flows from operations, will be adequate to meet our working capital, capital expenditure, debt service and other cash requirements for the foreseeable future if we execute our business plan. Our business plan assumes, among other things, the following:

•       our ability to maintain or increase the size of our current customer base; and

•       our ability to achieve expected cost savings as a result of the integration of our recent acquisitions into our business.

Additionally, any future acquisitions or other significant unplanned costs or cash requirements may require that we raise additional funds through the issuance of debt or equity. We cannot assure you that such financing will be available on terms acceptable to us or our stockholders, or at all. Insufficient funds may require us to delay or scale back the number of buildings that we serve or require us to otherwise alter our business plan or take other actions that could have a material adverse effect on our business, results of operations and financial condition. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders may result.

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

Public Offering

On February 14, 2005, we filed a registration statement on a Form S-1 with the Securities and Exchange Commission relating to the sale of up to $86.3 million of our common stock in our Public Offering. There can be no assurances that the offering will be completed.

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

Critical Accounting Policies and Significant Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates including those related to allowances for doubtful accounts, revenue allowances, long-lived assets, contingencies and litigation, and the carrying values of assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The accounting policies we believe to be most critical to understanding our financial results and condition and that require complex, significant and subjective management judgments are discussed below. We have not experienced significant revisions to our assumptions except to the extent that they result from (1) variations in the trading price of our common stock which has caused us to revise the assumptions that we use in determining deferred compensation, (2) changes in the amount and aging of our accounts receivable which have caused us to revise the assumptions that we use in determining our allowance for doubtful accounts, (3) changes in interest rates which have caused us to revise the assumptions that we use in determining the present value of future minimum lease payments and (4) changes in estimated sub-lease income which has caused us to revise our restructuring accrual.

Revenue Recognition

We recognize service revenue when the services are performed, evidence of an arrangement exists, the fee is fixed and determinable and collection is probable. Service discounts and incentives offered to certain customers are recorded as a reduction of revenue when granted or ratably over the estimated customer life. Fees billed in connection with customer installations and other upfront charges are deferred and recognized ratably over the estimated customer life. We determine the estimated customer life using a historical analysis of customer retention. If our estimated customer life increases, we will recognize installation revenue over a longer period. We expense direct costs associated with sales as incurred.

Allowances for Sales Credits and Unfulfilled Purchase Obligations

We have established allowances to account for sales credit adjustments and unfulfilled contractual purchase obligations.

•       Our allowance for sales credit adjustments is designed to account for reductions to our service revenue that occur when customers are granted a termination of service adjustment for amounts billed in advance or a service level agreement credit or discount. This allowance is provided for by reducing our gross service revenue and is determined by actual credits granted during the period and an estimate of unprocessed credits. At any point in time this allowance is determined by the amount and nature of credits granted prior to the balance sheet date.

•       Our allowance for unfulfilled contractual purchase obligations is designed to account for non-payment of amounts under agreements that we have with certain of our customers that place minimum purchase obligations on them. Although we vigorously seek payments due pursuant to these purchase obligations, we have historically collected only approximately 4% of these payments. In order to allow for this we reduce our gross service revenue by the amount that has been invoiced to these customers. We reduce this allowance and recognize the related service revenue only upon the receipt of cash payments in respect of these invoices. At any point in time this allowance is determined by the amount of unfulfilled contractual purchase obligations invoiced to our customers and with respect to which we are continuing to seek payment. Once we submit these accounts receivable to a third party collection agency, this allowance is reduced.

Valuation Allowances for Doubtful Accounts Receivable and Deferred Tax Assets

We have established allowances that we use in connection with valuing expense charges associated with uncollectible accounts receivable and our deferred tax assets.

•       Our valuation allowance for uncollectible accounts receivable is designed to account for the expense associated with writing off accounts receivable that we estimate will not be collected. We provide for this by increasing our selling, general and administrative expenses by the amount of receivables that we estimate will not be collected. We assess the adequacy of this allowance monthly by evaluating general factors, such as the length of time individual receivables are past due, historical collection experience, the economic and competitive environment, and changes in the credit-worthiness of our customers. We also assess the ability of specific customers to meet their financial obligations to us and establish specific allowances based on the amount we expect to collect from these customers. As of December 31, 2002, 2003 and 2004, respectively, our allowance for doubtful accounts receivable comprised, 26.8%, 36.1% and 19.2% of our total accounts receivable. For the years ended December 31, 2002, 2003 and 2004, our allowance for doubtful accounts expense accounted for 8.8%, 8.8% and 7.7% of our total SG&A expenses, respectively.

•       Our valuation allowance for our net deferred tax asset is designed to take into account the uncertainty surrounding the realization of our net operating losses and our other deferred tax assets in the event that we record positive income for income tax purposes. For federal and state tax purposes, our net operating loss carry-forwards, including those that we have generated through our operations and those acquired in the Allied Riser merger could be subject to significant limitations on annual use. To account for this uncertainty we have recorded a valuation allowance for the full amount of our net deferred tax asset. As a result the value of our deferred tax assets on our balance sheet is zero.

Impairment of Long-Lived Assets

We review our long-lived assets, including property and equipment, and intangible assets with definite useful lives to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed pursuant to the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Pursuant to SFAS No. 144, impairment is determined by comparing the carrying value of these long-lived assets to our best estimate of future undiscounted cash flows expected to result from the use of the assets and their eventual disposition over the remaining useful life of the primary asset in the asset group. As of December 31, 2003 and December 31, 2004, we tested our long-lived assets for impairment. In the event that there are changes in the planned use of our long-lived assets, or our expected future undiscounted cash flows are reduced significantly, our assessment of our ability to recover the carrying value of these assets under SFAS No. 144 could change. Because our best estimate of undiscounted cash flows generated from these assets exceeds their carrying value for each of the periods presented, no impairment pursuant to SFAS No. 144 exists. However, because of the significant difficulties confronting the telecommunications industry, we believe that currently the fair value of our long-lived assets including our network assets and IRUs are significantly below the amounts we originally paid for them and may be less than their current depreciated cost basis. Our best estimate of future undiscounted cash flows is sensitive to changes in our estimated cash flows and any change in the lease period or in the designation of our primary asset in the asset group.

Business Combinations

We account for our business combinations pursuant to SFAS No. 141, Business Combinations. Under SFAS No. 141 we allocate the cost of an acquired entity to the assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. Intangible assets are recognized when they arise from contractual or other legal rights or if they are separable as defined by SFAS No. 141. We determine estimated fair values using quoted market prices, when available, present values determined at appropriate current interest rates, or multiples of monthly revenue for certain customer contracts. Consideration not in the form of cash is measured based upon the fair value of the consideration given.

Goodwill and Other Intangibles

We account for our intangible assets pursuant to SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142 we determine the useful lives of our intangible assets based upon the expected use of the intangible asset, contractual provisions, obsolescence and other factors. We amortized our intangible assets on a straight-line basis. We presently have no intangible assets that are not subject to amortization.

Other Accounting Policies

We record assets and liabilities under capital leases at the lesser of the present value of the aggregate future minimum lease payments or the fair value of the assets under lease.

We capitalize the direct costs incurred prior to an asset being ready for service as construction-in-progress. Construction-in-progress includes costs incurred under the construction contract, interest, and the salaries and benefits of employees directly involved with construction activities. Our capitalization of these costs is sensitive to the percentage of time and number of our employees involved in construction activities.

We estimate the fair market value of our Series H preferred stock based upon the number of common shares the Series H preferred stock converts into and the trading price of our common stock on the grant date. The fair market value of our Series H preferred stock is sensitive to changes in the trading price of our common stock.

Recent Accounting Pronouncements

In March 2004, the FASB ratified the consensuses reached by Emerging Issues Task Force in Issue No. 03-06, Participating Securities and the Two-Class Method under FASB Statement No. 128 (“EITF 03-06”). EITF 03-06 clarifies the definitional issues surrounding participating securities and requires companies to restate prior earnings per share amounts for comparative purposes upon adoption. We adopted the provisions of EITF 03-06 in the second quarter of 2004, and restated our previously disclosed basic earnings per share amounts to include our participating securities in basic earnings per share when including such shares would have a dilutive effect. As a result of the adoption and for comparative purposes, basic income per share available to common shareholders decreased from $10.99 to $2.78 for the quarter ended March 31, 2003, from $271.84 to $12.64 for the quarter ended September 30, 2003, and from $229.18 to $11.18 for the year ended December 31, 2003.

In December 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R requires all share-based payments to employees, including grants of stock options, to be recognized in the statement of operations based upon their fair values. We currently disclose the impact of valuing grants of stock options and recording the related compensation expense in a pro-forma footnote to our financial statements. Under SFAS 123R this alternative is no longer available. We will be required to adopt SFAS 123R in the third quarter of 2005 and as a result will record additional compensation expense in our statements of operations. The impact of the adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net (loss) income in the notes to our consolidated financial statements. We are currently evaluating the impact of the adoption of SFAS 123(R) on our financial position and results of operations, including the valuation methods and support for the assumptions that underlie the valuation of the awards.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All of our financial instruments that are sensitive to market risk are entered into for purposes other than trading. Our primary market risk exposure is related to our marketable securities and currency fluctuations of the euro and the Canadian dollar versus the United States dollar. We place our marketable securities investments in instruments that meet high credit quality standards as specified in our investment policy guidelines. Marketable securities were approximately $14.3 million at December 31, 2004, $13.8 million of which are considered cash equivalents and mature in 90 days or less and $0.5 million are short-term investments, $0.4 million of which are restricted for collateral against letters of credit. We also own commercial paper investments and certificates of deposit totaling $1.4 million that are classified as other long-term assets. These investments are also restricted for collateral against letters of credit.

Our debt obligations at December 31, 2004 carry fixed interest rates and are not subject to changes in interest rates. Our $10.0 million line of credit which we entered into in March 2005 is indexed to the prime rate plus 1.5% and may, in certain circumstances be reduced to the prime rate plus 0.5%. Interest on our Amended and Restated Cisco Note will not accrue until February 2006, unless we default under the terms of the note. When the note accrues interest, interest accrues at the 90-day LIBOR rate plus 4.5%. Based upon the borrowing rates for debt arrangements with similar terms we estimate the fair value of our Allied Riser convertible subordinated notes at $8.6 million and the fair value of our Amended and Restated Cisco Note at $14.6 million. If interest rates were to increase by 10% we estimate that these fair values would be $8.3 million and $14.3 million, respectively.

Our European operations expose us to currency fluctuations and exchange rate risk. For example, while we record revenues and financial results from our European operations in euros, these results are reflected in our consolidated financial statements in U.S. dollars. Therefore, our reported results are exposed to fluctuations in the exchange rates between the U.S. dollar and the euro. In particular, we fund the euro-based operating expenses and associated cash flow requirements of our European operations, including IRU obligations, in U.S. dollars. Accordingly, in the event that the euro strengthens versus the dollar to a greater extent, the expenses and cash flow requirements associated with our European operations may be significantly higher in U.S.-dollar terms than planned.

ITEM 8.                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Cogent Communications Group, Inc.,

We have audited the accompanying consolidated balance sheets of Cogent Communications Group, Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedules listed in the index at Item 15(a)2. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cogent Communications Group, Inc. and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for the each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the financial statements, in 2004 the Company adopted Emerging Issues Task Force Issue No. 03-06, Participating Securities and the Two Class Method under FASB Statement No. 128.

/s/ ERNST & YOUNG LLP
McLean, VA
March 30, 2005

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2003 AND 2004
(IN THOUSANDS, EXCEPT SHARE DATA)

	2003	2004
Assets
Current assets:
Cash and cash equivalents	$7,875	$13,844
Short term investments ($173 and $355 restricted, respectively)	3,535	509
Accounts receivable, net of allowance for doubtful accounts of $2,868 and $3,229, respectively	5,066	13,564
Prepaid expenses and other current assets	905	4,224
Total current assets	17,381	32,141
Property and equipment:
Property and equipment	400,097	475,105
Accumulated depreciation and amortization	(85,691)	(137,830)
Total property and equipment, net	314,406	337,275
Intangible assets:
Intangible assets	26,947	30,240
Accumulated amortization	(18,671)	(27,115)
Total intangible assets, net	8,276	3,125
Asset held for sale	—	1,220
Other assets ($2,188 and $1,370 restricted, respectively)	4,377	4,825
Total assets	$344,440	$378,586
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,296	$16,090
Accrued liabilities	7,885	21,808
Current maturities, capital lease obligations	3,646	7,488
Total current liabilities	18,827	45,386
Amended and Restated Cisco Note—related party	17,842	17,842
Capital lease obligations, net of current maturities	58,107	95,887
Convertible subordinated notes, net of discount of $6,084 and $5,026, respectively	4,107	5,165
Other long term liabilities	803	1,816
Total liabilities	99,686	166,096
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, Series F, $0.001 par value; 11,000 shares authorized, issued and outstanding; liquidation preference of $11,000	10,904	10,904
Convertible preferred stock, Series G, $0.001 par value; 41,030 shares authorized, 41,030 and 41,021 issued and outstanding, respectively; liquidation preference of $123,000	40,787	40,778
Convertible preferred stock, Series H, $0.001 par value; 84,001 shares authorized, 53,372 and 45,821 shares issued and outstanding, respectively; liquidation preference of $7,731	45,990	44,309
Convertible preferred stock, Series I, $0.001 par value; 3,000 shares authorized, none and 2,575 shares issued and outstanding, respectively; liquidation preference of $7,725	—	2,545
Convertible preferred stock, Series J, $0.001 par value; 3,891 shares authorized, none and 3,891 shares issued and outstanding, respectively; liquidation preference of $58,365	—	19,421
Convertible preferred stock, Series K, $0.001 par value; 2,600 shares authorized, none and 2,600 shares issued and outstanding, respectively; liquidation preference of $7,800	—	2,588
Convertible preferred stock, Series L, $0.001 par value; 185 shares authorized, none and 185 shares issued and outstanding, respectively; liquidation preference of $2,781	—	927
Convertible preferred stock, Series M, $0.001 par value; 3,701 shares authorized, none and 3,701 shares issued and outstanding, respectively; liquidation preference of $55,508	—	18,353
Common stock, $0.001 par value; 75,000,000 shares authorized; 653,567 and 827,487 shares issued and outstanding, respectively	1	1
Additional paid-in capital	232,474	236,692
Deferred compensation	(32,680)	(22,533)
Stock purchase warrants	764	764
Treasury stock, 61,462 shares	(90)	(90)
Accumulated other comprehensive income—foreign currency translation adjustment	628	1,515
Accumulated deficit	(54,024)	(143,684)
Total stockholders’ equity	244,754	212,490
Total liabilities and stockholders’ equity	$344,440	$378,586

The accompanying notes are an integral part of these consolidated balance sheets.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2002, DECEMBER 31, 2003 AND DECEMBER 31, 2004
(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

	2002	2003	2004
Service revenue, net	$51,913	$59,422	$91,286
Operating expenses:
Network operations (including $233, $1,307 and $858 of amortization of deferred compensation, respectively)	49,324	48,324	64,324
Selling, general, and administrative (including $3,098, $17,368 and $11,404 of amortization of deferred compensation, and $3,209, $3,876 and $3,995 of bad debt expense, respectively)	36,593	43,938	51,786
Gain on settlement of vendor litigation	(5,721)	—	—
Restructuring charge	—	—	1,821
Terminated public offering costs	—	—	779
Depreciation and amortization	33,990	48,387	56,645
Total operating expenses	114,186	140,649	175,355
Operating loss	(62,273)	(81,227)	(84,069)
Gain—Cisco credit facility—troubled debt restructuring—related party	—	215,432	—
Gain—Allied Riser note exchange	—	24,802	—
Settlement of note holder litigation	(3,468)	—	—
Gains—lease and other obligation restructurings	—	—	5,292
Interest income and other	1,739	1,512	2,119
Interest expense	(36,284)	(19,776)	(13,002)
(Loss) income before extraordinary item	$(100,286)	$140,743	$(89,660)
Extraordinary gain—Allied Riser merger	8,443	—	—
Net (loss) income	$(91,843)	$140,743	$(89,660)
Beneficial conversion charges	—	(52,000)	(43,986)
Net (loss) income applicable to common shareholders	$(91,843)	$88,743	$(133,646)
Net (loss) income per common share:
(Loss) income before extraordinary item	$(616.34)	$17.74	$(117.43)
Extraordinary gain	51.89	—	—
Basic net (loss) income per common share	$(564.45)	$17.74	$(117.43)
Beneficial conversion charge	—	$(6.55)	$(57.61)
Basic net (loss) income per common share available to common shareholders	$(564.45)	$11.18	$(175.03)
Diluted net (loss) income per common share—before extraordinary item	$(616.34)	$17.73	$(117.43)
Extraordinary gain	51.89	—	—
Diluted net (loss) income per common share	$(564.45)	$17.73	$(117.43)
Beneficial conversion charge	—	$(6.55)	$(57.61)
Diluted net (loss) income per common share available to common shareholders	$(564.45)	$11.18	$(175.03)
Weighted-average common shares—basic	162,712	7,935,831	763,540
Weighted-average common shares—diluted	162,712	7,938,898	763,540

The accompanying notes are an integral part of these consolidated statements.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2002 DECEMBER 31, 2003 AND DECEMBER 31, 2004
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	Common Stock		Additional Paid-in	Deferred	Treasury	Stock Purchase	Preferred Stock—A		Preferred Stock—B		Preferred Stock—C
	Shares	Amount	Capital	Compensation	Stock	Warrants	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2001	70,491	$ —	$ 38,725	$ (11,081)	$ —	$ 8,248	26,000,000	$ 25,892	19,809,783	$ 90,009	49,773,402	$ 61,345
Exercises of stock options	365	—	1	—	—	—	—	—	—	—	—	—
Issuance of common stock, options and warrants—Allied Riser merger	100,484	—	10,233	—	—	764	—	—	—	—	—	—
Deferred compensation adjustments	—	—	(1,756)	1,726	—	—	—	—	—	—	—	—
Conversion of Series B convertible preferred stock	2,853	—	2,000	—	—	—	—	—	(439,560)	(2,000)	—	—
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	—
Amortization of deferred compensation	—	—	—	3,331	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—
Balance at December 31, 2002	174,192	—	49,203	(6,024)	—	9,012	26,000,000	25,892	19,370,223	88,009	49,773,402	61,345
Cancellations of shares granted to employees	—	—	(569)	995	—	—	—	—	—	—	—	—
Amortization of deferred compensation	—	—	—	18,675	—	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	—
Issuances of preferred stock, net	—	—	—	(46,416)	—	—	—	—	—	—	—	—
Conversion of preferred stock into common stock	538,786	1	183,753	—	—	(8,248)	(26,000,000)	(25,892)	(19,362,531)	(87,974)	(49,773,402)	(61,345)
Cancellation of common stock—treasury stock	(61,291)	—	—	90	(90)	—	—	—	—	—	—	—
Shares returned to treasury—Allied Riser merger	(171)	—	—	—	—	—	—	—	—	—	—	—
Common shares issued—Allied Riser merger	2,051	—	—
Cancellation of Series B preferred stock	—	—	35	—	—	—	—	—	(7,692)	(35)	—	—
Issuance of options for common stock—FNSI acquisition	—	—	52	—	—	—	—	—	—	—	—	—
Beneficial conversion charge	—	—	52,000	—	—	—	—	—	—	—	—	—
Reclassification of beneficial conversion charge to additional paid in capital	—	—	(52,000)	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—	—	—	—	—
Balance at December 31, 2003	653,567	—	232,475	(32,680)	(90)	764	—	—	—	—	—	—
Cancellations of shares granted to employees	—	—	—	4,966	—	—	—	—	—	—	—	—
Amortization of deferred compensation	—	—	—	12,262	—	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	—
Issuances of preferred stock, net	—	—	—	(2,370)	—	—	—	—	—	—	—	—
Issuances of options for preferred stock	—	—	—	(4,711)	—	—	—	—	—	—	—	—
Conversion of preferred stock into common stock	173,920	—	3,808	—	—	—	—	—	—	—	—	—
Beneficial conversion charge	—	—	43,896	—	—	—	—	—	—	—	—	—
Reclassification of beneficial conversion charge to additional paid in capital	—	—	(43,896)	—	—	—	—	—	—	—	—	—
Contribution of capital—LNG—related party	—	—	410	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—
Balance at December 31, 2004	827,487	$ 1	$ 236,692	$ (22,533)	$ (90)	$ 764	—	$ —	—	$ —	—	$ —

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2002 DECEMBER 31, 2003 AND DECEMBER 31, 2004
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	Preferred Stock—D		Preferred Stock—E		Preferred Stock—F		Preferred Stock—G		Preferred Stock—H		Preferred Stock—I
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2001	—	$ —	—	$ —	—	$ —	—	$ —	—	$ —	—	$ —
Exercises of stock options	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of common stock, options and warrants—Allied Riser merger	—	—	—	—	—	—	—	—	—	—	—	—
Deferred compensation adjustments	—	—	—	—	—	—	—	—	—	—	—	—
Conversion of Series B convertible preferred stock	—	—	—	—	—	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—
Balance at December 31, 2002	—	—	—	—	—	—	—	—	—	—	—	—
Cancellations of shares granted to employees	—	—	—	—	—	—	—	—	(500)	(426)	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	—
Issuances of preferred stock, net	3,426,293	4,272	3,426,293	4,272	11,000	10,904	41,030	40,787	53,873	46,416	—	—
Conversion of preferred stock into common stock	(3,426,293)	(4,272)	(3,426,293)	(4,272)	—	—	—	—	—	—	—	—
Cancellation of common stock—treasury stock	—	—	—	—	—	—	—	—	—	—	—	—
Shares returned to treasury—Allied Riser merger	—	—	—	—	—	—	—	—	—	—	—	—
Common shares issued—Allied Riser merger	—	—	—	—	—	—	—	—	—	—	—	—
Cancellation of Series B preferred stock	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of options for common stock—FNSI acquisition	—	—	—	—	—	—	—	—	—	—	—	—
Beneficial conversion charge	—	—	—	—	—	—	—	—	—	—	—	—
Reclassification of beneficial conversion charge to additional paid in capital	—	—	—	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—	—	—	—	—
Balance at December 31, 2003	—	—	—	—	11,000	10,904	41,030	40,787	53,373	45,990	—	—
Cancellations of shares granted to employees	—	—	—	—	—	—	—	—	(5,127)	(4,965)	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	—
Issuances of preferred stock, net	—	—	—	—	—	—	—	—	1,913	2,370	2,575	2,545
Issuances of options for preferred stock	—	—	—	—	—	—	—	—	—	4,711	—	—
Conversion of preferred stock into common stock	—	—	—	—	—	—	(9)	(9)	(4,338)	(3,797)	—	—
Beneficial conversion charge	—	—	—	—	—	—	—	—	—	—	—	—
Reclassification of beneficial conversion charge to additional paid in capital	—	—	—	—	—	—	—	—	—	—	—	—
Contribution of capital—LNG	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—
Balance at December 31, 2004	—	$ —	—	$ —	11,000	$ 10,904	41,021	$ 40,778	45,821	$ 44,309	2,575	$ 2,545

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2002 DECEMBER 31, 2003 AND DECEMBER 31, 2004
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

Preferred Stock—J		Preferred Stock—K		Preferred Stock —L		Preferred Stock—M		Foreign Currency Translation	Accumulated	Total Stockholder's	Comprehensive
Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Adjustment	Deficit	Equity	Income (Loss)

Balance at December 31, 2001	—	$ —	—	$ —	—	$ —	—	$ —	$ —	$ (102,924)	$ 110,214	$ —
Exercises of stock options	—	—	—	—	—	—	—	—	—	—	1	—
Issuance of common stock, options and warrants—Allied Riser merger	—	—	—	—	—	—	—	—	—	—	10,997	—
Deferred compensation adjustments	—	—	—	—	—	—	—	—	—	—	(30)	—
Conversion of Series B convertible preferred stock	—	—	—	—	—	—	—	—	—	—	(0)
Foreign currency translation	—	—	—	—	—	—	—	—	(44)	—	(44)	(44)
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	—	3,331	—
Net loss	—	—	—	—	—	—	—	—	—	(91,843)	(91,843)	(91,843)
Balance at December 31, 2002	—	—	—	—	—	—	—	—	(44)	(194,767)	32,626	(91,887)
Cancellations of shares granted to employees	—	—	—	—	—	—	—	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	—	18,675	—
Foreign currency translation	—	—	—	—	—	—	—	—	672	—	672	672
Issuances of preferred stock, net	—	—	—	—	—	—	—	—	—	—	60,235	—
Conversion of preferred stock into common stock	—	—	—	—	—	—	—	—	—	—	(8,249)	—
Cancellation of common stock—treasury stock	—	—	—	—	—	—	—	—	—	—	(0)	—
Shares returned to treasury—Allied Riser merger	—	—	—	—	—	—	—	—	—	—	—	—
Common shares issued—Allied Riser merger	—	—	—	—	—	—	—	—	—	—	—	—
Cancellation of Series B preferred stock	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of options for common stock—FNSI acquisition	—	—	—	—	—	—	—	—	—	—	52	—
Beneficial conversion charge	—	—	—	—	—	—	—	—	—	(52,000)	—	—
Reclassification of beneficial conversion charge to additional paid in capital	—	—	—	—	—	—	—	—	—	52,000	—	—
Net income	—	—	—	—	—	—	—	—	—	140,743	140,743	140,743
Balance at December 31, 2003	—	—	—	—	—	—	—	—	628	(54,024)	244,754	141,415
Cancellations of shares granted to employees	—	—	—	—	—	—	—	—	—	—	1	—
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	—	12,262	—
Foreign currency translation	—	—	—	—	—	—	—	—	887	—	887	887
Issuances of preferred stock, net	3,891	19,421	2,600	2,588	185	927	—	—	—	—	25,481	—
Issuances of options for preferred stock	—	—	—	—	—	—	—	—	—	—	—	—
Conversion of preferred stock into common stock	—	—	—	—	—	—	3,701	18,353	—	—	18,355	—
Beneficial conversion charge	—	—	—	—	—	—	—	—	—	(43,896)	—	—
Reclassification of beneficial conversion charge to additional paid in capital	—	—	—	—	—	—	—	—	—	43,896	—	—
Contribution of capital—LNG	—	—	—	—	—	—	—	—	—	—	410	—
Net loss	—	—	—	—	—	—	—	—	—	(89,660)	(89,660)	(89,660)
Balance at December 31, 2004	3,891	$ 19,421	2,600	$ 2,588	185	$ 927	3,701	$ 18,353	$ 1,515	$ (143,684)	$ 212,490	$ (88,773)

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2002, DECEMBER 31, 2003 AND DECEMBER 31, 2004
(IN THOUSANDS)

	2002	2003	2004
Cash flows from operating activities:
Net (loss) income	$(91,843)	$140,743	$(89,660)
Adjustments to reconcile net (loss) income to net cash used in operating activities
Depreciation and amortization, including amortization of debt issuance costs	36,490	49,746	56,645
Amortization of debt discount—convertible notes	6,086	1,827	1,058
Amortization of deferred compensation	3,331	18,675	12,262
Extraordinary gain—Allied Riser merger	(8,443)	—	—
Gain—Cisco credit facility troubled debt restructuring (Note 7)	—	(215,432)	—
Gain—Allied Riser note exchange	—	(24,802)	—
Gain on settlement of vendor litigation	(5,721)	—	—
Gain—sale of warrant	—	—	(853)
Gains—lease obligation restructurings	—	—	(5,292)
Gains and losses—other	—	—	21
Changes in assets and liabilities:
Accounts receivable	(2,894)	712	2,274
Prepaid expenses and other current assets	1,189	744	2,256
Other assets	1,134	1,899	1,565
Accounts payable and accrued liabilities	19,104	(1,469)	(6,701)
Net cash used in operating activities	(41,567)	(27,357)	(26,425)
Cash flows from investing activities:
Purchases of property and equipment	(75,214)	(24,016)	(10,135)
Purchases of intangible assets	(9,617)	(700)	(317)
Cash acquired in Allied Riser merger	70,431	—	—
Purchase of minority interests in Cogent Canada	(3,617)	—	—
(Purchases) sales of short term investments, net	(1,769)	(600)	3,026
Cash acquired—acquisitions	—	—	2,336
Purchase of fiber optic network in Germany	—	—	(1,949)
Proceeds from sale of equipment	—	—	279
Proceeds from sale of warrant	—	—	3,449
Proceeds from other assets—Cogent Europe acquisition	—	—	610
Net cash used in investing activities	(19,786)	(25,316)	(2,701)
Cash flows from financing activities:
Borrowings under Cisco credit facility	54,395	8,005	—
Exchange agreement payment—Allied Riser notes	—	(4,997)	—
Exchange agreement payment—Cisco credit facility debt restructuring	—	(20,000)	—
Proceeds from option exercises	1	—	—
Repayment of capital lease obligations	(2,702)	(3,076)	(6,630)
Repayment of advances from LNG Holdings—related party	—	—	(1,242)
Cash acquired—mergers	—	—	42,358
Issuances of preferred stock, net of issuance costs	—	40,630	—
Net cash provided by financing activities	51,694	20,562	34,486
Effect of exchange rate changes on cash	(44)	672	609
Net (decrease) increase in cash and cash equivalents	(9,703)	(31,439)	5,969
Cash and cash equivalents, beginning of year	49,017	39,314	7,875
Cash and cash equivalents, end of year	$39,314	$7,875	$13,844
Supplemental disclosures of cash flow information:
Cash paid for interest	$12,440	$5,013	$10,960
Cash paid for income taxes	—	—	—
Non-cash financing activities—
Capital lease obligations incurred	33,027	6,044	968

The accompanying notes are an integral part of these consolidated statements.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2002, DECEMBER 31, 2003 AND DECEMBER 31, 2004
(IN THOUSANDS)

	2002	2003	2004
Borrowing under credit facility for payment of loan costs and interest	14,820	4,502	—
Issuance of Series I preferred stock for Symposium Gamma common stock	—	—	2,575
Issuance of Series J preferred stock for Symposium Omega common stock	—	—	19,454
Issuance of Series K preferred stock for UFO Group common stock	—	—	2,600
Issuance of Series L preferred stock for Global Access assets	—	—	927
Issuance of Series M preferred stock for Cogent Potomac common stock	—	—	18,352
Allied Riser Merger
Fair value of assets acquired	$74,791
Less: valuation of common stock, options & warrants issued	(10,967)
Less: extraordinary gain	(8,443)
Fair value of liabilities assumed	$55,381
PSINet Acquisition
Fair value of assets acquired	16,602	700
Less: cash paid	(9,450)	(700)
Fair value of liabilities assumed	7,152	—
FNSI Acquisition
Fair value of assets acquired		3,018
Less: valuation of options for common stock		(52)
Fair value of liabilities assumed		2,966
Symposium Gamma (Cogent Europe) Acquisition
Fair value of assets acquired			155,468
Negative goodwill			(77,232)
Less: valuation of preferred stock			(2,575)
Fair value of liabilities assumed			75,661
Symposium Omega Acquisition
Fair value of assets acquired			19,454
Less: valuation of preferred stock			(19,454)
Fair value of liabilities assumed			—
UFO Group Acquisition
Fair value of assets acquired			3,326
Less: valuation of preferred stock			(2,600)
Fair value of liabilities assumed			726
Global Access Acquisition
Fair value of assets acquired			1,931
Less: valuation of preferred stock			(927)
Fair value of liabilities assumed			1,004
Cogent Potomac (Aleron) Acquisition
Fair value of assets acquired			20,622
Less: valuation of preferred stock			(18,352)
Fair value of liabilities assumed			2,270
Verio Acquisition
Fair value of assets acquired			4,493
Fair value of liabilities assumed			4,493

See Note 7, which describes the Exchange Agreement with Cisco Capital and conversion of preferred stock under the Purchase Agreement where preferred stock was issued in connection with a troubled debt restructuring.

The accompanying notes are an integral part of these consolidated statements.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002, 2003, and 2004

1.   Description of the business, recent developments and summary of significant accounting policies:

Description of business

Cogent Communications, Inc. (“Cogent”) was formed on August 9, 1999, as a Delaware corporation and is headquartered in Washington, DC. In 2001, Cogent formed Cogent Communications Group, Inc., (the “Company”), a Delaware corporation. Effective on March 14, 2001, Cogent’s stockholders exchanged all of their outstanding common and preferred shares for an equal number of shares of the Company, and Cogent became a wholly owned subsidiary of the Company. This was a tax-free exchange that was accounted for by the Company at Cogent’s historical cost.

The Company is a leading facilities-based provider of low-cost, high-speed Internet access and Internet Protocol communications services. The Company’s network is specifically designed and optimized to transmit data using IP. The Company delivers its services to small and medium-sized businesses, communications service providers and other bandwidth-intensive organizations through over 8,700 customer connections in North America and Europe.

The Company’s primary on-net service is Internet access at a speed of 100 Megabits per second, much faster than typical Internet access currently offered to businesses. The Company offers this on-net service exclusively through its own facilities, which run all the way to its customers’ premises. Because of its integrated network architecture, the Company is not dependent on local telephone companies to serve its on-net customers. The Company’s typical customers in multi-tenant office buildings are law firms, financial services firms, advertising and marketing firms and other professional services businesses. The Company also provides on-net Internet access at a speed of one Gigabit per second and greater to certain bandwidth-intensive users such as universities, other ISPs and commercial content providers.

In addition to providing on-net services, the Company also provides Internet connectivity to customers that are not located in buildings directly connected to its network. The Company serves these off-net customers using other carriers’ facilities to provide the “last mile” portion of the link from its customers’ premises to the Company’s network. The Company also operates 30 data centers throughout North America and Europe that allow customers to colocate their equipment and access our network, and from which the Company provides managed modem service.

The Company has created its network by purchasing optical fiber from carriers with large amounts of unused fiber and directly connecting Internet routers to the existing optical fiber national backbone. The Company has expanded its network through several acquisitions of financially distressed companies or their assets. The overall impact of these acquisitions on the operation of its business has been to extend the physical reach of the Company’s network in both North America and Europe, expand the breadth of its service offerings, and increase the number of customers to whom the Company provides its services.

Recent Developments

Reverse Stock Split

In March 2005, the Company effected a 1-for-20 reverse stock split. Accordingly, all share and per share amounts have been retroactively adjusted to give effect to this event.

Equity Conversion

In February 2005, the Company’s holders of its preferred stock elected to convert all of their shares of preferred stock into shares of the Company’s common stock (the “Equity Conversion”). As a result, the Company no longer has outstanding shares of preferred stock and the liquidation preferences on preferred stock have been eliminated.

Withdrawal of Public Offering

In May 2004, the Company filed a registration statement to sell shares of common stock in a public offering. In October 2004, the Company withdrew the public offering and expensed the associated costs of approximately $0.8 million.

Public Offering

In February 2005, the Company filed a registration statement to sell up to $86.3 million of shares of its common stock in a Public Offering. There can be no assurances that the Public Offering will be completed. If the Public Offering is successful, substantial dilution to existing stockholders may result.

Management’s Plans, Liquidity and Business Risks

The Company has experienced losses since its inception in 1999 and as of December 31, 2004 has an accumulated deficit of $143.7 million and a working capital deficit of $13.2 million. The Company operates in the rapidly evolving Internet services industry, which is subject to intense competition and rapid technological change, among other factors. The successful execution of the Company’s business plan is dependent upon the Company’s ability to increase and retain its customers, its ability to integrate acquired businesses and purchased assets into its operations and realize planned synergies, the extent to which acquired businesses and assets are able to meet the Company’s expectations and projections, the Company’s ability to retain and attract key employees, and the Company’s ability to manage its growth and geographic expansion, among other factors.

In February 2005, the Company issued a subordinated note for $10 million in cash (Note 15). In March 2005, the Company entered into a $10.0 million line of credit facility and borrowed $10.0 million under this facility, of which $4.0 million is restricted and held by the lender (Note 15). In March 2005, the Company sold its building located in Lyon, France for net proceeds of approximately 3.8 million euros ($5.1 million) (Note 15). Management believes that cash generated from the Company’s operations combined with the amounts received from these transactions is adequate to meet the Company’s future funding requirements. Although management believes that the Company will successfully mitigate its risks, management cannot give any assurance that it will be able to do so or that the Company will ever operate profitably.

Any future acquisitions, other significant unplanned costs or cash requirements may require the Company to raise additional funds through the issuance of debt or equity. Such financing may not be available on terms acceptable to the Company or its stockholders, or at all. Insufficient funds may require the Company to delay or scale back the number of buildings that it serves or require the Company to restructure its business. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders may result.

Acquisitions

Since the Company’s inception, it has consummated several acquisitions through which it has generated revenue growth, expanded its network and customer base and added strategic assets to its business (Note 2).

Summary of Significant Accounting Policies

Principles of consolidation

The consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles and include the accounts of the Company and all of its wholly-owned and majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Certain previously reported 2003 balance sheet amounts have been reclassified in order to be consistent with the 2004 balance sheet presentation.

Revenue recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition.” The Company’s service offerings consist of telecommunications services generally under month-to-month or annual contracts and billed monthly in advance. Net revenues from telecommunication services are recognized when the services are performed, evidence of an arrangement exists, the fee is fixed and determinable and collection is probable. The probability of collection is determined by an analysis of a new customer’s credit history and historical payment patterns for existing customers. Service discounts and incentives related to telecommunication services are recorded as a reduction of revenue when granted. Fees billed in connection with customer installations and other non-refundable upfront charges are deferred and recognized ratably over the estimated customer life determined by a historical analysis of customer retention.

The Company establishes a valuation allowance for collection of doubtful accounts and other sales credit adjustments. Valuation allowances for sales credits are established through a charge to revenue, while valuation allowances for doubtful accounts are established through a charge to selling, general and administrative expenses. The Company assesses the adequacy of these reserves on a monthly basis by evaluating general factors, such as the length of time individual receivables are past due, historical collection experience, the economic and competitive environment, changes in the credit worthiness of its customers and unprocessed customer cancellations. The Company believes that its established valuation allowances were adequate as of December 31, 2003 and 2004. If circumstances relating to specific customers change or economic conditions worsen such that the Company’s past collection experience and assessment of the economic environment are no longer relevant, the Company’s estimate of the recoverability of its trade receivables could be further reduced.

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

International Operations

The Company began recognizing revenue from operations in Canada through its wholly owned subsidiary, ARC Canada effective with the closing of the Allied Riser merger on February 4, 2002. All revenue is reported in United States dollars. Revenue for ARC Canada for the period from February 4, 2002 to December 31, 2002 and the years ended December 31, 2003 and 2004 was $4.3 million, $5.6 million and $6.2 million, respectively. ARC Canada’s total assets were $11.8 million at December 31, 2003 and $11.4 million at December 31, 2004.

The Company began recognizing revenue from operations in Europe effective with the January 5, 2004 acquisition of Cogent Europe. All revenue is reported in United States dollars. Revenue for the Company’s European operations for the year ended December 31, 2004 was $23.3 million. Cogent Europe’s total consolidated assets were $68.3 million at December 31, 2004.

Foreign Currency Translation Adjustment and Comprehensive Income (Loss)

The functional currency of ARC Canada is the Canadian dollar. The functional currency of Cogent Europe is the euro. The consolidated financial statements of ARC Canada, and Cogent Europe, are translated into U.S. dollars using the period-end foreign currency exchange rates for assets and liabilities and the average foreign currency exchange rates for revenues and expenses. Gains and losses on translation of the accounts of the Company’s non-U.S. operations are accumulated and reported as a component of other comprehensive income in stockholders’ equity.

Statement of Financial Accounting Standard (“SFAS”) No. 130, “Reporting of Comprehensive Income” requires “comprehensive income” and the components of “other comprehensive income” to be reported in the financial statements and/or notes thereto. The Company’s only components of “other comprehensive income” are currency translation adjustments for all periods presented.

Financial instruments

The Company considers all highly liquid investments with an original maturity of three months or less at purchase to be cash equivalents. The Company determines the appropriate classification of its investments at the time of purchase and reevaluates such designation at each balance sheet date. At December 31, 2003 and 2004, the Company’s marketable securities consisted of money market accounts, certificates of deposit and commercial paper.

The Company is party to letters of credit totaling approximately $1.7 million as of December 31, 2004 and $2.4 million at December 31, 2003. These letters of credit are secured by certificates of deposit and commercial paper investments of approximately $1.7 million at December 31, 2004 and $2.4 million at December 31, 2003 that are restricted and included in short-term investments and other assets.

At December 31, 2003 and 2004, the carrying amount of cash and cash equivalents, short-term investments, accounts receivable, prepaid and other current assets, accounts payable, and accrued expenses approximated fair value because of the short maturity of these instruments. Based upon the borrowing rates for debt arrangements with similar terms the Company estimates the fair value of the Allied Riser convertible subordinated notes at $8.6 million and the fair value of its Amended and Restated Cisco Note at $14.6 million.

The Allied Riser convertible subordinated notes due in June 2007 have a face value of $10.2 million. The notes were recorded at their fair value of approximately $2.9 million at the merger date. The resulting discount is being accreted to interest expense through the maturity date using the effective interest rate method.

Short-Term Investments

Short-term investments consist primarily of commercial paper and certificates of deposit with original maturities beyond three months, but less than 12 months. Such short-term investments are carried at cost, which approximates fair value due to the short period of time to maturity. Investments underlying our cash equivalents and short-term investments are classified as “available for sale” in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”.

Credit risk

The Company’s assets that are exposed to credit risk consist of its cash equivalents, short-term investments, other assets and accounts receivable. The Company places its cash equivalents and short-term investments in instruments that meet high-quality credit standards as specified in the Company’s investment policy guidelines. Accounts receivable are due from customers located in major metropolitan areas in the United States, Western Europe and in Ontario Canada. Revenues from the Company’s net centric, formerly called “wholesale”, customers and customers obtained through business combinations are subject to a higher degree of credit risk than customers who purchase its traditional corporate, formerly called “retail”, service.

Property and equipment

Property and equipment are recorded at cost and depreciated once deployed using the straight-line method over the estimated useful lives of the assets. Useful lives are determined based on historical usage with consideration given to technological changes and trends in the industry that could impact the network architecture and asset utilization. The direct costs incurred prior to an asset being ready for service are reflected as construction in progress. Interest is capitalized during the construction period based upon the rates applicable to borrowings outstanding during the period. Construction in progress includes costs incurred under the construction contract related to a specific building prior to that building being ready for service (a “lit building”). System infrastructure includes capitalized interest, the capitalized salaries and benefits of employees directly involved with construction activities and costs incurred by third party contracts to construct and install the Company’s long-haul backbone network. Expenditures for maintenance and repairs are expensed as incurred. Assets and liabilities under capital leases are recorded at the lesser of the present value of the aggregate future minimum lease payments or the fair value of the assets under lease. Leasehold improvements include costs associated with building improvements.

Depreciation and amortization periods are as follows:

Type of asset	Depreciation or amortization period
Indefeasible rights of use (IRUs)	Shorter of useful life or IRU lease agreement; generally 15 to 20 years, beginning when the IRU is ready for use
Network equipment	5 to 10 years
Leasehold improvements	Shorter of lease term or useful life; generally 10 to 15 years
Software	5 years
Owned buildings	40 years
Office and other equipment	2 to 5 years
System infrastructure	10 years

Long-lived assets

The Company’s long-lived assets include property and equipment and identifiable intangible assets to be held and used. These long-lived assets are currently reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed pursuant to Statement of Financial Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Pursuant to SFAS No. 144, impairment is determined by comparing the carrying value of these long-lived assets to management’s probability weighted estimate of the future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. The cash flow projections used to make this assessment are consistent with the cash flow projections that management uses internally to assist in making key decisions. In the event an impairment exists, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset, which is generally determined by using quoted market prices or valuation techniques such as the discounted present value of expected future cash flows, appraisals, or other pricing models. Management evaluated these assets for impairment as of December 31, 2003 and 2004 in accordance with SFAS No. 144. Management believes that no such impairment existed as of December 31, 2003 or 2004. In the event there are changes in the planned use of the Company’s long-term assets or the Company’s expected future undiscounted cash flows are reduced significantly, the Company’s assessment of its ability to recover the carrying value of these assets under SFAS No. 144 would change.

Because management’s best estimate of undiscounted cash flows generated from these assets exceeds their carrying value for each of the periods presented, no impairment pursuant to SFAS No. 144 exists. However, because of the significant difficulties confronting the telecommunications industry, management believes that the current fair value of our long-lived assets including our network assets and IRU’s are below the amounts the Company originally paid for them and may be less than their current depreciated cost basis.

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

Use of estimates

The preparation of consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

Income taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax assets or liabilities are computed based upon the differences between financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. Deferred income tax expense or benefits are based upon the changes in the assets or liability from period to period.

Stock-based compensation

The Company accounts for its stock option plan and shares of restricted preferred stock granted under its 2003 Incentive Award Plan in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations using the intrinsic method. As such, compensation expense related to fixed employee stock options and restricted shares is recorded only if on the date of grant, the fair value of the underlying stock exceeds the exercise price.

The Company has adopted the disclosure only requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” which allows entities to continue to apply the provisions of APB Opinion

No. 25 for transactions with employees and to provide pro forma net income disclosures as if the fair value based method of accounting described in SFAS No. 123 had been applied to employee stock option grants and restricted shares. The following table illustrates the effect on net income and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 (in thousands except per share amounts):

	Year Ended December 31, 2002	Year Ended December 31, 2003	Year Ended December 31, 2004
Net (loss) income available to common stock, as reported	$(91,843)	$88,743	$(133,646)
Add: stock-based employee compensation expense included in reported net loss, net of related tax effects	3,331	18,675	12,262
Deduct: total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(4,721)	(19,866)	(12,523)
Pro forma—net (loss) income	$(93,233)	$87,552	$(133,907)
(Loss) income per share as reported—basic	$(564.45)	$11.18	$(175.03)
Pro forma (loss) income per share—basic	$(572.99)	$11.03	$(175.38)
(Loss) income per share as reported—diluted	$(564.45)	$11.18	$(175.03)
Pro forma (loss) income per share—diluted	$(572.99)	$11.03	$(175.38)

The weighted-average per share grant date fair value of options for common stock granted was $48.80 in 2002 and $11.20 in 2003. There were no options for common stock granted in 2004. The weighted-average per share grant date fair value of options for Series H preferred stock granted in 2004 was $238.97. The fair value of these options was estimated at the date of grant using the Black-Scholes method with the following weighted-average assumptions for 2002—an average risk-free rate of 3.5 percent, a dividend yield of 0 percent, an expected life of 5.0 years, and expected volatility of 162%, for 2003—an average risk-free rate of 3.5 percent, a dividend yield of 0 percent, an expected life of 5.0 years, and expected volatility of 197% and for 2004—an average risk-free rate of 4.0 percent, a dividend yield of 0 percent, an expected life of 5.0 years, and expected volatility of 151%. The weighted- average per share grant date fair value of Series H convertible preferred shares granted to employees in 2003 was $861.28 and $1,239.00 in 2004 and was determined using the trading price of the Company’s common stock on the date of grant. Each share of Series H preferred stock and options for Series H preferred stock converted into approximately 38 shares of common stock and options for approximately 38 shares of common stock in connection with the Equity Conversion.

Basic and Diluted Net Loss Per Common Share

Net income (loss) per share is presented in accordance with the provisions of SFAS No. 128 “Earnings per Share”. SFAS No. 128 requires a presentation of basic EPS and diluted EPS. Basic EPS excludes dilution for common stock equivalents and is computed by dividing income or loss available to common stockholders by the weighted-average number of common shares outstanding for the period, adjusted, using the if-converted method, for the effect of common stock equivalents arising from the assumed conversion of participating convertible securities, if dilutive. Diluted net loss per common share is based on the weighted- average number of shares of common stock outstanding during each period, adjusted for the effect of common stock equivalents arising from the assumed exercise of stock options, warrants, the conversion of preferred stock and conversion of participating convertible securities, if dilutive. Common stock equivalents have been excluded from the net loss per share calculation for 2002 and 2004 because their effect would be anti-dilutive.

For the years ended December 31, 2002, and 2004, options to purchase 0.1 million and 1.1 million shares of common stock at weighted-average exercise prices of $88.20 and $2.30 per share, respectively, are not included in the computation of diluted earnings per share as they are anti-dilutive. For the years ended December 31, 2002 and 2004, preferred stock, which was convertible into 0.5 million and 31.6 million shares of common stock, respectively, was not included in the computation of diluted earnings per share as a result of its anti-dilutive effect. For the years ended December 31, 2002 and 2004, approximately 6,300 shares, of common stock issuable on the conversion of the Allied Riser convertible subordinated notes and warrants were not included in the computation of diluted earnings per share as a result of their anti-dilutive effect.

In March 2004, the FASB ratified the consensuses reached by Emerging Issues Task Force in Issue No. 03-06, Participating Securities and the Two-Class Method under FASB Statement No. 128 (“EITF 03-06”). EITF 03-06 clarifies the definitional issues surrounding participating securities and requires companies to restate prior earnings per share amounts for comparative purposes upon adoption. The Company adopted the provisions of EITF 03-06 in the second quarter of 2004, and restated its previously disclosed basic earnings per share amounts to include its participating securities in basic earnings per share when including such shares would have a dilutive effect. As a result of the adoption and for comparative purposes, basic income per share available to common shareholders decreased from $10.99 to $2.78 for the quarter ended March 31, 2003, from $271.84 to $12.64 for the quarter ended September 30, 2003, and from $229.18 to $11.18 for the year ended December 31, 2003.

The following details the determination of the diluted weighted average shares for the year ended December 31, 2003.

Year Ended December 31, 2003
Weighted average common shares outstanding—basic	7,935,831
Dilutive effect of stock options	371
Dilutive effect of warrants	2,676
Weighted average shares—diluted	7,938,878

There is no effect on net income for the year ended December 31, 2003, caused by the conversion of any of the above securities included in the diluted weighted average shares calculation. The weighted average common shares outstanding for 2003 includes participating securities since 2003 had net income. These securities were excluded in 2002 and 2004 as they are anti-dilutive for these periods.

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R requires all share-based payments to employees, including grants of stock options, to be recognized in the statement of operations based upon their fair values. The Company currently discloses the impact of valuing grants of stock options and recording the related compensation expense in a pro-forma footnote to its financial statements. Under SFAS 123R this alternative is no longer available. The Company will be required to adopt SFAS 123R on July 1, 2005 and as a result will record additional compensation expense in its statements of operations. The impact of the adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net (loss) income in the notes to these consolidated financial statements. The Company is currently evaluating the impact of the adoption of SFAS 123(R) on its financial position and results of operations, including the valuation methods and support for the assumptions that underlie the valuation of the awards.

Cash flows from financing activities

In connection with the acquisitions of Cogent Europe, Symposium Omega, UFO and Cogent Potomac, certain of the Company’s shareholders invested in the entities that were used by the Company to acquire the operating assets and liabilities of the businesses acquired. As a result, these amounts are included in cash flows from financing activities in the accompanying consolidated statement of cash flows for 2004.

2.   Acquisitions:

Since the Company’s inception, it has consummated several acquisitions through which it has generated revenue growth, expanded its network and customer base and added strategic assets to its business. These acquisitions were recorded in the accompanying financial statements under the purchase method of accounting. The operating results have been included in the consolidated statements of operations from the acquisition dates.

Verio Acquisition

In December 2004, the Company acquired most of the off-net Internet access customers of Verio Inc., (“Verio”) a leading global IP provider and subsidiary of NTT Communications Corp. The acquired assets included over 3,700 customer connections located in twenty-three U.S. markets, customer accounts receivable and certain network equipment. The Company assumed the liabilities associated with providing services to these customers including vendor relationships, accounts payable, customer contractual commitments and accrued liabilities. The Company is integrating these acquired assets into its operations and onto its network.

Aleron Broadband Services Acquisition and Merger with Cogent Potomac

In October 2004, the Company acquired certain assets of Aleron Broadband Services, formally known as AGIS Internet (“Aleron”), and $18.5 million in cash, in exchange for 3,700 shares of its Series M preferred stock. The acquisition was effected through a merger with Cogent Potomac. The Series M preferred stock was convertible into approximately 5.7 million shares of the Company’s common stock and converted into common stock in connection with the Equity Conversion. The Company acquired Aleron’s customer base and network, as well as Aleron’s Internet access and managed modem service. The Company is integrating these acquired assets into its operations and onto its network.

Global Access Acquisition

In September 2004, the Company issued 185 shares of Series L preferred stock to the shareholders of Global Access Telecommunications, Inc. (“Global Access”) in exchange for the majority of the assets of Global Access. The Series L preferred stock was convertible into approximately 0.3 million shares of the Company’s common stock and converted into common stock in connection with the Equity Conversion. The estimated fair market value for the Series L preferred stock was determined by using the price per share of our Series J preferred stock. Global Access was headquartered in Frankfurt, Germany and provided Internet access and other data services in Germany. The acquired assets included customer contracts, accounts receivable and certain network equipment. Assumed liabilities include certain vendor relationships and accounts payable and accrued liabilities. The Company has completed the integration of these acquired assets into its operations and onto its network.

Merger with UFO Group, Inc.

In August 2004, a subsidiary of the Company merged with UFO Group, Inc. (“UFO Group”). The Company issued 2,600 shares of Series K preferred stock in exchange for the outstanding shares of UFO Group. The Series K preferred stock was convertible into approximately 0.8 million shares of the Company’s common stock and converted into common stock in connection with the Equity Conversion. The estimated fair market value for the Series K preferred stock was determined by using the price per share of our Series J preferred stock. Prior to the merger, UFO Group had acquired the majority of the assets of Unlimited Fiber Optics, Inc. (“UFO”). UFO’s customer base is comprised of data service customers and its network is comprised of fiber optic facilities located in San Francisco, Los Angeles and Chicago. The acquired assets included net cash of approximately $1.9 million, all of UFO’s customer contracts, customer accounts receivable and certain network equipment. Assumed liabilities include certain vendor relationships and accounts payable. The Company is in the process of integrating these acquired assets into its operations and onto its network and expects to complete this integration in the second quarter of 2005.

Merger with Symposium Omega

In March 2004, Symposium Omega, Inc., (“Omega”) a Delaware corporation and related party, merged with a subsidiary of the Company (Note 12). Prior to the merger, Omega had raised approximately $19.5 million in cash in a private equity transaction with certain existing investors in the Company and acquired the rights to a German fiber optic network. The German fiber optic network had no customers, employees or associated revenues. The Company issued 3,891 shares of Series J preferred stock to the shareholders of Omega in exchange for all of the outstanding common stock of Omega. The Series J preferred stock was convertible into approximately 6.0 million shares of the Company’s common stock and converted into common stock in connection with the Equity Conversion. The accounting for the merger resulted in the Company recording cash of approximately $19.5 million and issuing Series J preferred stock. The German fiber optic network includes a pair of single mode fibers under a fifteen-year IRU, network equipment, and the co-location rights to facilities in approximately thirty-five points of presence in Germany. Approximately 1.5 million euro ($2.0 million) of the 2.2 million euro ($2.9 million) purchase price was paid through December 31, 2004 and the remaining 0.7 million euro payment ($0.9 million) was made in 2005.

Merger with Symposium Gamma, Inc. and Acquisition of Firstmark Communications Participations S.à r.l. and Subsidiaries (“Firstmark”)

In January 2004, a subsidiary of the Company merged with Symposium Gamma, Inc. (“Gamma”), a related party (Note 12). Immediately prior to the merger, Gamma had raised $2.5 million through the sale of its common stock in a private equity transaction with certain existing investors in the Company and new investors and in January 2004 acquired Firstmark for 1 euro. The merger expanded the Company’s network into Western Europe. Under the merger agreement all of the issued and outstanding shares of Gamma common stock were converted into 2,575 shares of the Company’s Series I preferred stock. The Series I preferred stock was convertible into approximately 0.8 million shares of the Company’s common stock and converted into common stock in connection with the Equity Conversion. In 2004, Firstmark changed its name to Cogent Europe S.à r.l (“Cogent Europe”).

Fiber Network Services, Inc. Acquisition

On February 28, 2003, the Company purchased certain assets of Fiber Network Solutions, Inc. (“FNSI”) in exchange for the issuance of options for 6,000 shares of the Company’s common stock and the Company’s agreement to assume certain liabilities. The acquired assets include FNSI’s customer contracts and accounts receivable. Assumed liabilities include certain of FNSI’s accounts payable, facilities leases, customer contractual commitments and note obligations.

PSINet, Inc. Acquisition

In April 2002, the Company acquired certain of PSINet’s assets and certain liabilities related to its operations in the United States for $9.5 million in cash in a sale conducted under Chapter 11 of the United States Bankruptcy Code. The acquired assets include certain of PSINet’s accounts receivable and intangible assets, including customer contracts, settlement-free peering rights and the PSINet trade name. Assumed liabilities include certain leased circuit commitments, facilities leases and customer contractual commitments. With the acquisition of PSINet assets the Company began to offer off-net Internet access service and acquired significant non-core services.

Merger—Allied Riser Communications Corporation

On February 4, 2002, the Company acquired Allied Riser Communications Corporation (“Allied Riser”). Allied Riser provided broadband data, voice and video communication services to small- and medium-sized businesses located in selected buildings in North America, including Canada. Upon the closing of the merger on February 4, 2002, Cogent issued approximately 0.1 million shares, to the existing Allied Riser stockholders and became a public company listed on the American Stock Exchange. The acquisition of Allied Riser provided the Company with in-building networks, pre-negotiated building access rights with building owners and real estate investment trusts across the United States and in Toronto, Canada and the operations of Shared Technologies of Canada (“STOC”). STOC provides voice and data services in Toronto, Canada. In 2004, STOC changed its name to Cogent Canada.

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the respective acquisition dates (in thousands) for our material acquisitions.

	Allied Riser	PSINet	Cogent Europe
Current assets	$71,502	$4,842	$17,374
Property, plant & equipment	—	294	55,862
Intangible assets	—	12,166	855
Other assets	3,289	—	4,145
Total assets acquired	$74,791	$17,302	$78,236
Current liabilities	20,621	7,852	25,118
Long term debt	34,760	—	49,683
Other liabilities	—	—	860
Total liabilities assumed	55,381	7,852	75,661
Net assets acquired	$19,410	$9,450	$2,575

The intangible assets acquired in the PSINet acquisition were allocated to customer contracts ($4.7 million), peering rights ($5.4 million), trade name ($1.8 million), and a non-compete agreement ($0.3 million). These intangible assets are being amortized in periods ranging from two to five years. The purchase price allocations for the UFO, Aleron, Global Access and Verio acquisitions are not finalized and could change if assumed liabilities result in amounts different than their estimated amounts.

The purchase price of Allied Riser was approximately $12.5 million and included the issuance of approximately 0.1 million shares of common stock valued at approximately $10.2 million, the issuance of warrants and options for the Company’s common stock valued at approximately $0.8 million and transaction expenses of approximately $1.5 million. The fair value of the common stock was determined by using the average closing price of Allied Risers’ common stock in accordance with SFAS No. 141. Allied

Riser’s subordinated convertible notes were recorded at their fair value using their quoted market price at the merger date. The fair value of assets acquired was approximately $110.9 million resulting in negative goodwill of approximately $43.0 million. Negative goodwill was allocated to long-lived assets of approximately $34.6 million with the remaining $8.4 million recorded as an extraordinary gain.

The merger with Cogent Europe was recorded in the accompanying financial statements under the purchase method of accounting. During the second quarter of 2004 the assumed liabilities were reduced by approximately $0.6 million as it was determined that an estimated assumed liability was not required to be paid resulting in an increase in negative goodwill resulting in a reduction of the long-lived asset balances. The purchase price of Cogent Europe was approximately $78.2 million, which includes the fair value of the Company’s Series I preferred stock of $2.6 million and assumed liabilities of $75.7 million. The fair value of assets acquired was approximately $155.5 million, which then gave rise to negative goodwill of approximately $77.3 million. Negative goodwill was allocated to long-lived assets, resulting in recorded assets acquired of $78.2 million.

If the Cogent Europe acquisition had taken place at the beginning of 2003, the unaudited pro forma combined results of the Company for the year ended December 31, 2003 would have been as follows (amounts in thousands, except per share amounts).

Year Ended December 31, 2003
Revenue	$85,952
Net income	218,269
Net income per share—basic	$24.99
Net income per share—diluted	$24.98

In management’s opinion, these unaudited pro forma amounts are not necessarily indicative of what the actual results of the combined operations might have been if the Cogent Europe acquisition had been effective at the beginning of 2003. Cogent Europe’s results for the year ended December 31, 2003 include non-recurring gains of approximately $135 million. Because Cogent Europe’s results for the period from January 1, 2004 to January 4, 2004 were not material, the pro forma combined results for the year ended December 31, 2004 are not presented. Pro forma amounts for the UFO Group, Global Access, Aleron and Verio acquisitions are not presented as these acquisitions did not exceed the materiality reporting thresholds. In management’s opinion, these unaudited pro forma amounts are not necessarily indicative of what the actual results of the combined operations might have been if the Cogent Europe acquisition had been effective at the beginning of 2003.

3.   Property and equipment and asset held for sale:

Property and equipment consisted of the following (in thousands):

	December 31,
	2003	2004
Owned assets:
Network equipment	$186,204	$221,480
Software	7,482	7,599
Office and other equipment	4,120	5,661
Leasehold improvements	50,387	59,296
Buildings	—	3,047
Land	—	374
System infrastructure	32,643	34,303
Construction in progress	988	131
	281,824	331,891
Less—Accumulated depreciation and amortization	(72,762)	(116,682)
	209,062	215,209
Assets under capital leases:
IRUs	118,273	143,214
Less—Accumulated depreciation and amortization	(12,929)	(21,148)
	105,344	122,066
Property and equipment, net	$314,406	$337,275

Depreciation and amortization expense related to property and equipment and capital leases was $26.6 million, $38.4 million and $48.3 million for the years ended December 31, 2002, 2003 and 2004, respectively.

Asset Held for Sale

The Company has finalized an agreement to sell a building and land it owns located in Lyon, France for net proceeds of 3.8 million euros ($5.1 million). These assets were acquired in the Cogent Europe acquisition. The associated net book value of $1.2 million is classified as “Asset Held for Sale” in the accompanying consolidated balance sheet (See Note 15).

Capitalized interest, labor and related costs

In 2002 and 2003, the Company capitalized interest of $0.8 million and $0.1 million, respectively. There was no capitalized interest in 2004. The Company capitalizes the salaries and related benefits of employees directly involved with its construction activities. The Company began capitalizing these costs in July 2000 and will continue to capitalize these costs while it is involved in construction activities. In 2002, 2003 and 2004, the Company capitalized salaries and related benefits of $4.8 million, $2.6 million and $1.7 million, respectively. These amounts are included in system infrastructure.

4.   Accrued liabilities and restructuring charge:

In July 2004, the French subsidiary of Cogent Europe re-located its Paris headquarters. The estimated net present value of the remaining lease obligation of the abandoned facility, net of estimated sub lease income, was approximately $1.4 million and was recorded as a restructuring charge in July 2004. In December 2004, management revised the estimated sub lease income which resulted in an additional restructuring charge of $0.4 million. A reconciliation of the amounts related to these contract termination costs is as follows (in thousands):

Restructuring accrual	2004
Beginning balance—	$—
Charged to restructuring costs	1,821
Accretion	145
Amounts paid	(355)
Ending balance	1,476
Current portion (recorded as accrued liabilities)	(1,229)
Long term (recorded as other long term liabilities)	382

The Company provides for asset retirement obligations for certain points of presence in its networks. A reconciliation of the amounts related to these obligations as follows (in thousands):

Asset Retirment Obligations	2004
Beginning balance	$—
Acquired balance—Cogent Europe	1,226
Accretion	40
Amounts paid	(64)
Ending balance	1,202
Current portion (recorded as accrued liabilities)	(224)
Long term (recorded as other long term liabilities)	$978

Accrued liabilities as of December 31 consist of the following (in thousands):

	2003	2004
General operating expenditures	$4,941	$9,575
Restructuring accrual	—	1,229
Due to LNG—related party (Note 12)	—	217
Acquired lease accruals—Verio acquisition	—	1,832
Deferred revenue	486	1,940
Payroll and benefits	419	2,043
Taxes	1,584	1,004
Interest	455	3,968
Total	$7,885	$21,808

The current liabilities assumed in the Verio acquisition include $1.9 million for the present value of estimated net cash flows for amounts related to leases of abandoned facilities. No payments were made against these obligations in 2004.

5.   Intangible assets:

Intangible assets as of December 31 consist of the following (in thousands):

	2003	2004
Peering arrangements (weighted average life of 36 months)	$16,440	$16,440
Customer contracts (weighted average life of 21 months)	8,145	10,948
Trade name (weighted average life of 36 months)	1,764	1,764
Other (weighted average life of 24 months)	167	167
Non-compete agreements (weighted average life of 45 months)	431	431
Licenses (weighted average life of 60 months)	—	490
Total (weighted average life of 31 months)	26,947	30,240
Less—accumulated amortization	(18,671)	(27,115)
Intangible assets, net	$8,276	$3,125

Intangible assets are being amortized over periods ranging from 12 to 60 months. Amortization expense for the years ended December 31, 2002, 2003 and 2004 was approximately $7.4 million, $10.0 million and $8.3 million, respectively. Future amortization expense related to intangible assets is expected to be $2.8 million, $0.1 million, $0.1 million, and $0.1 million for the years ending December 31, 2005, 2006, 2007 and 2008, respectively.

6.   Other assets and liabilities:

Other long term assets as of December 31 consist of the following (in thousands):

	2003	2004
Prepaid expenses	$378	$255
Deposits	3,999	4,570
Total	$4,377	$4,825

Other long term liabilities as of December 31 consist of the following (in thousands):

	2003	2004
Deposits	$636	$264
Indemnification—LNG (Note 9)	167	167
Restructuring accrual	—	382
Asset retirement obligation	—	978
Other	—	25
Total	$803	$1,816

Warrant sale

In the Firstmark acquisition the Company obtained warrants to purchase ordinary shares of a company listed on the NASDAQ. The warrants were valued at the acquisition date at a fair market value of approximately $2.6 million under the Black-Scholes method of valuation. In January 2004, the Company exercised the warrants and sold the related securities for proceeds of approximately $3.5 million resulting in a gain of approximately $0.9 million. The gain is included as a component of interest and other income in the accompanying condensed consolidated financial statements.

7.   Long-term debt:

Troubled Debt Restructuring—Cisco Credit Facility

Prior to July 31, 2003, the Company was party to a $409 million credit facility with Cisco Systems Capital Corporation (“Cisco Capital”). On June 12, 2003, the Board of Directors approved a transaction with Cisco Systems, Inc. (“Cisco”) and Cisco Capital that restructured the Company’s indebtedness to Cisco Capital while at the same time selling Series G preferred stock to certain of the Company’s existing stockholders. The sale of Series G preferred stock was required to obtain the cash needed to complete the Cisco credit facility restructuring. On June 26, 2003, the Company’s stockholders approved these transactions. The Company entered into an agreement (the “Exchange Agreement”) with Cisco and Cisco Capital pursuant to which, among other things, Cisco and Cisco Capital agreed to cancel the principal amount of $262.8 million of indebtedness plus $6.3 million of accrued interest and return warrants exercisable for the purchase of common stock (the “Cisco Warrants”) in exchange for a cash payment by the Company of $20 million, the issuance of 11,000 shares of the Company’s Series F preferred stock, and the issuance of an amended and restated promissory note (the “Amended and Restated Cisco Note”) with an aggregate principal amount of $17.0 million under the modified credit facility (“Amended and Restated Credit Agreement”). This transaction has been accounted for as a troubled debt restructuring pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 15, “Accounting by Debtors and Creditors of Troubled Debt Restructurings”. Under SFAS No. 15, the Amended and Restated Cisco Note was recorded at its principal amount plus the total estimated future interest payments. The Company also entered into an agreement (the “Purchase Agreement”) with certain of the Company’s existing preferred stockholders (the “Investors”), pursuant to which the Company sold to the Investors in several sub-series, 41,030 shares of the Company’s Series G preferred stock for $41.0 million in cash. On July 31, 2003, the Company, Cisco Capital, Cisco and the Investors closed on the Exchange Agreement and the Purchase Agreement. The closing of these transactions resulted in the following:

Under the Purchase Agreement:

•       The Company issued 41,030 shares of Series G preferred stock in several sub-series for gross cash proceeds of $41.0 million;

•       The Company’s outstanding Series A, B, C, D and E preferred stock (“Existing Preferred Stock”) was converted into approximately 0.5 million shares of common stock. The conversion resulted in the elimination of the book values of these series of preferred stock and a corresponding increase to common stock based upon the common stock’s par value and an increase in additional paid in capital of $183.7 million.

Under the Exchange Agreement:

•       The Company paid Cisco Capital $20.0 million in cash and issued to Cisco Capital 11,000 shares of Series F preferred stock;

•       The Company issued to Cisco Capital the $17.0 million Amended and Restated Cisco Note;

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

•       The Cisco Warrants were cancelled.

The gain resulting from the retirement of the amounts outstanding under the credit facility under the Exchange Agreement was determined as follows (in thousands):

Cash paid	$20,000
Issuance of Series F preferred stock	11,000
Amended and Restated Cisco Note, principal plus future interest payments	17,842
Transaction costs	1,167
Total consideration	50,009
Amount outstanding under the Cisco credit facility	(262,812)
Interest accrued under the Cisco credit facility	(6,303)
Book value of cancelled warrants	(8,248)
Book value of unamortized Cisco credit facility loan costs	11,922
Gain—Cisco credit facility—troubled debt restructuring	$(215,432)

On a basic income and diluted income per share basis the gain was $27.14 for the year ended December 31, 2003.

Under the Amended and Restated Credit Agreement Cisco Capital’s obligation to make additional loans to the Company was terminated. Additionally the Amended and Restated Credit Agreement eliminated the Company’s financial performance covenants. Cisco Capital retained its senior security interest in substantially all of the Company’s assets, however, the Company may subordinate Cisco Capital’s security interest in the Company’s accounts receivable to another lender. The Amended and Restated Cisco Note was issued under the Amended and Restated Credit Agreement and is to be repaid in three installments. No interest is payable, nor does interest accrue on the Amended and Restated Cisco Note for the first 30 months, unless the Company defaults under the terms of the Amended and Restated Credit Agreement. Principal and interest is paid as follows: a $7.0 million principal payment is due in February 2006, a $5.0 million principal payment plus interest accrued is due in February 2007, and a final principal payment of $5.0 million plus interest accrued is due in February 2008. When the Amended and Restated Cisco Note accrues interest, interest accrues at the 90-day LIBOR rate plus 4.5%.

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

In January 2003, the Company, Allied Riser and the holders of approximately $106.7 million in face value of the Allied Riser notes entered into an exchange agreement and a settlement agreement. Pursuant to the exchange agreement, these note holders surrendered their notes, including accrued and unpaid interest, in exchange for a cash payment of approximately $5.0 million, 3.4 million shares of the Company’s Series D preferred stock and 3.4 million shares of the Company’s Series E preferred stock. Pursuant to the settlement agreement, these note holders dismissed their litigation with prejudice in exchange for the cash payment. These transactions closed in March 2003 when the agreed amounts were paid and the Company issued the Series D and Series E preferred shares. The settlement and exchange transactions together eliminated $106.7 million in face amount of the notes due in June 2007, interest accrued on these notes since the December 15, 2002 interest payment, all future interest payment obligations on these notes and settled the litigation with note holders. As of December 31, 2002, the Company had accrued the amount payable under the settlement agreement, net of a recovery of $1.5 million under its insurance policy. This resulted in a net expense of $3.5 million recorded in 2002. The $4.9 million payment required under the settlement agreement was paid in March 2003. The Company received the $1.5 million insurance recovery in April 2003. The exchange agreement resulted in a gain of approximately $24.8 million recorded in March 2003. The gain resulted from the difference between the $36.5 million net book value of the notes ($106.7 face value less the related discount of $70.2 million) and $2.0 million of accrued interest and the exchange consideration which included $5.0 million in cash and the $8.5 million estimated fair market value for the Series D and Series E preferred stock less approximately $0.2 million of transaction costs. The estimated fair market value for the Series D and Series E preferred stock was determined by using the price per share of our Series C preferred stock, which represented the Company’s most recent equity transaction for cash.

The terms of the remaining $10.2 million of Notes were not impacted by these transactions and they continue to be due on June 15, 2007. These $10.2 million notes were recorded at their fair value of approximately $2.9 million at the merger date. The discount is accreted to interest expense through the maturity date. The Notes are convertible at the option of the holders into approximately 1,050 shares of the Company’s common stock. Interest is payable semiannually on June 15 and December 15, and is payable, at the election of the Company, in either cash or registered shares of the Company’s common stock. The Notes are redeemable at the Company’s option at any time on or after the third business day after June 15, 2004, at specified redemption prices plus accrued interest.

8.   Income taxes:

The net deferred tax asset is comprised of the following (in thousands):

	December 31
	2003	2004
Net operating loss carry-forwards	$234,059	$283,860
Depreciation	(23,627)	(36,823)
Start-up expenditures	3,724	3,379
Accrued liabilities	3,633	726
Deferred compensation	10,255	15,230
Other	28	16
Valuation allowance	(228,072)	(266,388)
Net deferred tax asset	$—	$—

Due to the uncertainty surrounding the realization of its net deferred tax asset, the Company has recorded a valuation allowance for the full amount of its net deferred tax asset. Should the Company achieve profitability, its deferred tax assets may be available to offset future income tax liabilities. The Company has combined net operating loss carry-forwards of approximately $788 million. The federal and state net operating loss carry-forwards for the United States of approximately $374 million expire in 2020 to 2024. The Company has net operating loss carryforwards related to its European operations of approximately $414 million, $52 million of which expire between 2005 and 2009 and $362 million of which do not expire. The federal and state net operating loss carry-forwards of Allied Riser Communications Corporation as of February 4, 2002 of approximately $183 million are subject to certain limitations on annual utilization due to the change in ownership as a result of the merger as defined by federal and state tax laws. The Company’s net operating loss carry-forwards could be subject to certain limitations on annual utilization if certain changes in ownership were to occur as defined by the laws in the respective jurisdictions.

Under Section 108(a)(1)(B) of the Internal Revenue Code of 1986 gross income does not include amounts that would be includible in gross income by reason of the discharge of indebtedness to the extent that a non-bankrupt taxpayer is insolvent. Under Section 108(a)(1)(B) the Company believes that its gains on the settlement of debt with certain Allied Riser note holders and its debt restructuring with Cisco Capital for financial reporting purposes did not result in taxable income. However, these transactions resulted in a reduction to the Company’s net operating loss carry forwards of approximately $20 million in 2003 and resulted in further reductions to the Company’s net operating loss carry forwards of approximately $290 million in 2004.

The following is a reconciliation of the Federal statutory income tax rate to the effective rate reported in the financial statements.

	2002	2003	2004
Federal income tax (benefit) at statutory rates	34.0%	34.0%	34.0%
State income tax (benefit) at statutory rates, net of Federal benefit	7.6	(3.7)	6.6
Impact of foreign operations	—	—	(0.4)
Impact of permanent differences	5.3	(53.0)	0.1
Change in valuation allowance	(46.9)	22.7	(40.3)
Effective income tax rate	—%	—%	—%

9.   Commitments and contingencies:

Capital leases—Fiber lease agreements

The Company has entered into lease agreements with several providers for intra-city and inter-city dark fiber primarily under 15-25 year IRUs certain of which include renewal options. These IRUs connect the Company’s international backbone fibers with the multi-tenant office buildings and the customers served by the Company. Once the Company has accepted the related fiber route, leases of intra-city and inter-city fiber-optic rings that meet the criteria for treatment as capital leases are recorded as a capital lease obligation and IRU asset. The future minimum commitments under these agreements are as follows (in thousands):

For the year ending December 31,
2005	$15,938
2006	13,996
2007	13,606
2008	11,549
2009	11,568
Thereafter	102,639
Total minimum lease obligations	169,296
Less—amounts representing interest	(65,921)
Present value of minimum lease obligations	103,375
Current maturities	(7,488)
Capital lease obligations, net of current maturities	$95,887

Capital lease obligation amendments

In 2004, the Company re-negotiated several lease obligations for its intra-city fiber in France and Spain. These transactions resulted gains of approximately $5.3 million recorded as gains on lease obligation restructurings in the accompanying statement of operations for the year ended December 31, 2004.

In March 2004, Cogent France paid approximately $0.3 million and settled amounts due from and due to a vendor. The vendor leased Cogent France its office facility and an intra-city IRU and was and continues to be a customer of Cogent France. The settlement agreement also restructured the IRU capital lease by reducing the 2.8 million euro ($3.6 million) January 2007 lease payment by 1.0 million euros ($1.3 million) and reducing the 2.5 million euro ($3.3 million) January 2008 lease payment by 1.0 million euros ($1.3 million). Under the settlement the lessor also agreed to purchase a minimum annual commitment of IP services from Cogent France. This transaction resulted in a reduction to the capital lease obligation and IRU asset of approximately $1.9 million.

In November 2004, Cogent Spain negotiated modifications to an IRU capital lease and note obligation with a vendor. In exchange for the return of one of two strands of leased optical fiber, Cogent Spain reduced its quarterly IRU lease payments, modified its payments and eliminated accrued and future interest on its note obligation. The note obligation arose in 2003, when Cogent Spain, then LambdaNet España S.A, negotiated a settlement with the vendor that included converting certain amounts due under the capital lease into a note obligation. The 8.3 million euro ($10.8 million) note obligation had a term of twelve years and bore interest at 5% with a two-year grace period and was repayable in forty equal installments. The first installment was due in 2005. The modified note is interest free and includes nineteen equal quarterly installments of 0.2 million euros ($0.3 million) and a final payment of 4.1 million euros ($5.3 million) due in January 2010. Cogent Spain paid 0.2 million euros ($0.3 million) at settlement. The modification to the note obligation resulted in a gain of approximately $0.3 million. The modification to the IRU capital lease resulted in a gain of approximately $4.9 million. The transaction resulted in a gain since the difference between the carrying value of the old IRU obligation and the net present value of the new IRU obligation was greater than the carrying value of the IRU asset. The IRU asset had been significantly reduced due to the allocation of negative goodwill to the long-lived assets of Cogent Europe in the acquisition.

Fiber Leases and Construction Commitments

One of the Company’s agreements for the leasing of metro fiber rings includes minimum specified commitments. The future minimum commitment under this arrangement is approximately $4.0 million.

Cisco equipment purchase commitment

In March 2000, the Company entered into a five-year agreement to purchase from Cisco minimum annual amounts of equipment, professional services, and software. In October 2001, the commitment was increased to purchase a minimum of $270 million through December 2004. As of July 31, 2003, the Company had purchased approximately $198.1 million towards this commitment and had met all of the minimum annual purchase commitment obligations. As part of the Company’s restructuring of the Cisco credit facility this agreement was amended. The amended agreement has no minimum purchase commitment but does have a requirement that the Company purchase Cisco equipment for its network equipment needs. No financing is provided and the Company is required to pay Cisco in advance for any purchases.

Current and Potential Litigation

In October 2004, the Company settled a dispute with a vendor over the amount invoiced by the vendor for telecommunications services. The settlement payment of $0.3 million was made in October 2004 and was less than the $1.0 million that had previously been recorded in accounts payable. As a result, approximately $0.7 million was recorded as a reduction to the cost of network operations in the third quarter of 2004.

The Company is also involved in a dispute over services provided by and to Lambdanet Germany during the time LambdaNet Germany was a sister company of the Company’s French and Spanish subsidiaries (Note 12). Cogent France and Cogent Spain are no longer sister companies of LambdaNet Germany. The Company intends to vigorously defend its position related to these charges and believes it has defenses and offsetting claims against LambdaNet Germany.

In 2003, a counterclaim was filed against the Company by a former employee in state court in California. The former employee asserted primarily that additional commissions were due to the employee. The Company had filed a claim against this employee for breach of contract among other claims. A judgment was awarded to the former employee and the Company has appealed this decision.

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

In December 2003 several former employees of the Company’s Spanish subsidiary filed claims related to their termination of employment. The Company intends to continue to vigorously defend its position related to these charges and feels that it has adequately reserved for the potential liability.

The Company is involved in other legal proceedings in the normal course of business which management does not believe will have a material impact on the Company’s financial condition.

Operating leases, maintenance and license agreements

The Company leases office space, network equipment sites, and facilities under operating leases. The Company also enters into building access agreements with the landlords of its targeted multi- tenant office buildings. The Company pays monthly fees for the maintenance of its intra-city and intercity leased fiber and in certain cases the Company connects its customers to its network under operating lease commitments for fiber. Future minimum annual commitments under these arrangements are as follows (in thousands):

2005	$28,461
2006	24,264
2007	19,668
2008	16,944
2009	13,832
Thereafter	96,106
$199,275

Rent expense relates to leased office space and was $3.3 million in 2002, $2.3 million in 2003 and $7.0 million in 2004. The Company has subleased certain office space and facilities. Future minimum payments under these sub lease agreements are approximately $1.2 million, $0.8 million, $0.4 million and $0.2 million for the years ending December 31, 2005 through December 31, 2008, respectively.

Shareholder Indemnification

In November 2003 the Company’s Chief Executive Officer acquired LNG Holdings S.A. (“LNG”). LNG, through its LambdaNet group of subsidiaries, operated a carriers’ carrier fiber optic transport business in Europe. In connection with this transaction, the Company provided an indemnification to certain former LNG shareholders. The Company provided the indemnification in connection with its plan to acquire certain subsidiaries of LNG (Note 12). The guarantee is without expiration and covers claims related to LNG’s LambdaNet subsidiaries and actions taken in respect thereof including actions related to the transfer of ownership interests in LNG. Should the Company be required to perform the Company will defend the action and may attempt to recover from LNG and other involved entities. The Company has recorded a long-term liability of approximately $0.2 million for the estimated fair value of this obligation.

10.   Stockholders’ equity:

In June 2003, the Company’s board of directors and shareholders approved an amended and restated charter that eliminated the reference to the Company’s Series A, B, C, D, and E preferred stock (“Existing Preferred Stock”). In March 2005, the Company’s board of directors and shareholders approved an amended and restated charter that increased the number of authorized shares of the Company’s common stock to 75.0 million shares and designated 10,000 shares of undesignated preferred stock.

On July 31, 2003 and in connection with the Company’s restructuring of its debt with Cisco Capital, all of the Company’s Existing Preferred Stock was converted into approximately 0.5 million shares of common stock. At the same time the Company issued 11,000 shares of Series F preferred stock to Cisco Capital under the Exchange Agreement and issued 41,030 shares of Series G preferred stock for gross proceeds of $41.0 million to the Investors under the Purchase Agreement.

In January 2004, Gamma merged with a subsidiary of the Company. Under the merger agreement, all of the issued and outstanding shares of Gamma common stock were converted into 2,575 shares of the Company’s Series I preferred stock and the Company became Gamma and Cogent Europe’s sole shareholder.

On March 30, 2004, Omega merged with a subsidiary of the Company. Prior to the merger Omega had raised approximately $19.5 million in cash and acquired the rights to acquire a German fiber optic network. The Company issued 3,891 shares of Series J preferred stock to the shareholders of Omega in exchange for all of the outstanding common stock of Omega.

On August 12, 2004, UFO Group merged with a subsidiary of the Company. Prior to the merger UFO Group had raised net cash of approximately $2.1 million and acquired the rights to acquire the majority of the assets of Unlimited Fiber Optics, Inc. The Company issued 2,600 shares of Series K preferred stock to the shareholders of UFO Group in exchange for all of the outstanding common stock of UFO Group.

On September 15, 2004, the Company issued 185 shares of Series L preferred stock to the shareholders of Global Access in exchange for the majority of the assets of Global Access.

On October 26, 2004, the Company merged with Potomac. The Company issued 3,700 shares of Series M preferred stock in exchange for all of the outstanding common shares of Potomac. Prior to the merger, Potomac had acquired the majority of the assets of Aleron.

Each share of the Series F preferred stock, Series G preferred stock, Series H preferred stock, Series I preferred stock, Series J preferred stock, Series K preferred stock, Series L preferred stock and Series M preferred stock (collectively, the “New Preferred”) may be converted into shares of common stock at the election of its holder at any time. The Series F, Series G, Series I, Series J, Series K, Series L and Series M preferred stock were convertible into 3.4 million, 12.7 million, 0.8 million, 6.0 million, 0.8 million, 0.3 million and 5.7 million shares of the Company’s common stock, respectively. In March 2005, the New Preferred was converted into voting common stock. In connection with the Equity Conversion, the liquidation preferences on the New Preferred were also eliminated.

Warrants and options

Warrants to purchase shares of the Company’s common stock were issued to Cisco Capital in connection with working capital loans under the Company’s credit facility. On July 31, 2003 these warrants were cancelled as part of the restructuring of the Company’s debt to Cisco Capital.

In connection with the February 2002 merger with Allied Riser, the Company assumed warrants issued by Allied Riser that convert into approximately 5,000 shares of the Company’s common stock. All warrants are exercisable at exercise prices ranging from $0 to $9,500 per share. These warrants were valued at approximately $0.8 million using the Black-Scholes method of valuation and are recorded as stock purchase warrants using the following assumptions—average risk free rate of 4.7 percent, an estimated fair value of the Company’s common stock of $5.32, expected live of 8 years and expected volatility of 207.3%.

In connection with the February 2003 purchase of certain assets of FNSI options for 6,000 shares of common stock at $9.00 per share were issued to certain former FNSI vendors. The fair value of these options was estimated at $52,000 at the date of grant with the following weighted-average assumptions—an average risk-free rate of 3.5 percent, a dividend yield of 0 percent, an expected life of 10.0 years, and expected volatility of 128%.

Dividends

The Cisco credit facility and the Company’s line of credit prohibit the Company from paying cash dividends and restricts the Company’s ability to make other distributions to its stockholders.

Beneficial Conversion Charges

Beneficial conversion charges of $2.5 million, $19.5 million, $2.6 million, $0.9 million and $18.5 million were recorded on January 5, 2004, March 30, 2004, August 12, 2004, September 15, 2004, and October 26, 2004 respectively, since the price per common share at which the Series I, Series J, Series K, Series L and Series M preferred stock converts into were less than the quoted trading price of the Company’s common stock on that date.

11.   Stock option plans:

Equity Incentive Plan

In 1999, the Company adopted its Equity Incentive Plan (the “Plan”) for granting of options to employees, directors, and consultants under which 74,500 shares of common stock are reserved for issuance. Options granted under the Plan may be designated as incentive or nonqualified at the discretion of the Plan administrator. Stock options granted under the Plan generally vest over a four-year period and have a term of ten years. Stock options exercised, granted, and canceled during the period from December 31, 2001 to December 31, 2004, were as follows:

	Number of options	Weighted-average exercise price
Outstanding at December 31, 2001	57,896	$106.00
Granted	7,694	$38.60
Exercised	(365)	$2.60
Cancellations	(13,561)	$138.80
Outstanding at December 31, 2002	51,664	$88.20
Granted	7,859	$9.80
Exercised	—	$—
Cancellations	(53,443)	$85.60
Outstanding at December 31, 2003	6,080	$9.03
Granted	—	$—
Exercised	—	$—
Cancellations	(5)	$40.00
Outstanding at December 31, 2004	6,075	$9.00

Options exercisable under the Plan as of December 31, 2002, were 25,342 with a weighted-average exercise price of $95.60. Options exercisable as of December 31, 2003, were 6,002 with a weighted-average exercise price of $9.03. Options exercisable as of December 31, 2004, were 6,033 with a weighted-average exercise price of $9.00. The weighted-average remaining contractual life of the outstanding options at December 31, 2004, was approximately 8.2 years.

OUTSTANDING AND EXERCISABLE BY PRICE RANGE—2000 PLAN
As of December 31, 2004

Range of Exercise Prices	Number Outstanding 12/31/2004	Weighted Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Number Exercisable As of 12/31/2004	Weighted-Average Exercise Price
$9.00	6,075	8.16	$9.00	6,033	$9.00

Offer to exchange—Series H Preferred Stock and 2003 and 2004 Incentive Award Plans (“2004 Plan”)

In September 2003, the Compensation Committee (the “Committee”) of the board of directors adopted and the stockholders approved, the Company’s 2003 Incentive Award Plan (the “Award Plan”). The Award Plan reserved 54,001 shares of Series H preferred stock for issuance under the Award Plan. In September 2003, the Company offered its employees the opportunity to exchange eligible outstanding stock options and certain common stock for restricted shares of Series H preferred stock under the Award Plan. In 2004, the Company’s board of directors and shareholders approved the Company’s 2004 Incentive Award Plan that increased the shares of Series H preferred stock available for grant as either restricted shares or options for restricted shares under the Award Plan from 54,001 to 84,001 shares. In July 2004, the

Company began granting options for Series H preferred stock. Each share of Series H preferred stock and each option for Series H preferred stock was convertible into approximately 38 shares of common stock and were converted in connection with the Equity Conversion. The Series H preferred shares were valued using the trading price of the Company’s common stock on the grant date. For restricted shares granted under the offer to exchange, the vesting period was 27% upon grant with the remaining shares vesting ratably over a three year period and for share and options grants to newly hired employees; the shares generally vest 25% after one year with the remaining shares vesting ratably over three years. Compensation expense is recognized ratably over the service period.

Stock options for Series H preferred stock exercised, granted, and canceled under the 2004 Plan during the year ended December 31, 2004, were as follows:

	Number of Options	Weighted-average exercise price
Outstanding at December 31, 2003	—	$—
Granted	27,499	$87.24
Cancellations	(61)	$237.20
Outstanding at December 31, 2004	27,438	$230.77

OUTSTANDING AND EXERCISABLE BY PRICE RANGE—2004 PLAN
As of December 31, 2004

Range of Exercise Prices	Number Outstanding 12/31/2004	Weighted Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Number Exercisable As of 12/31/2004	Weighted-Average Exercise Price
$0.01 (granted below market value)	17,500	9.69	$0.01	—	$—
$192.31 to $361.54	9,812	9.51	$231.63	877	$230.77
$569.23 to $1,230.77	126	9.93	$569.23	—	$—
$0.01 to $1,230.77	27,438	9.63	$86.91	877	$230.77

Shares of Series H preferred stock granted, converted into common stock and canceled under the 2003 and 2004 Plan during the years ended December 31, 2003 and December 31, 2004, were as follows:

Number of Shares
Outstanding at December 31, 2002	—
Granted (weighted average fair value of $861.28)	53,873
Converted into common stock	—
Cancellations	(500)
Outstanding at December 31, 2003	53,373
Granted (weighted average fair value of $1,239.00)	1,913
Converted into 166,844 shares of common stock	(4,338)
Cancellations	(5,127)
Outstanding at December 31, 2004	45,821

Vested shares do not expire and were 25,833 as of December 31, 2004.

Deferred Compensation Charges—Stock Options and Restricted Stock

The Company recorded a deferred compensation charge of approximately $14.3 million in the fourth quarter of 2001 related to options granted at exercise prices below the estimated fair market value of the Company’s common stock on the date of grant. The deferred compensation charge was amortized over the service period of the related options which was generally four years. In connection with the October 2003 offer to exchange and granting of Series H preferred stock the remaining $3.2 million unamortized balance of deferred compensation is now amortized over the vesting period of the Series H preferred stock.

In July 2004, the Company began granting options for Series H preferred stock, 17,500 of which were granted with an exercise price below the trading price of the Company’s common stock on grant date. These option grants resulted in additional deferred compensation of $4.7 million recorded during the third quarter of 2004. Deferred compensation for these option grants was determined by multiplying the difference between the exercise price and the market value of the Series H preferred stock on grant date times the number of options granted and is being amortized over the service period.

Under the offer to exchange, the Company recorded a deferred compensation charge of approximately $46.1 million in the fourth quarter of 2003. The Company has also granted additional shares of Series H preferred to its new employees resulting in an additional deferred compensation. For grants of restricted stock, when an employee terminates prior to full vesting, the total remaining deferred compensation charge is reduced, the employee retains their vested shares and the employees’ unvested shares are returned to the plan. For grants of options for restricted stock, when an employee terminates prior to full vesting, the total remaining deferred compensation charge is reduced, previously recorded deferred compensation is reversed and the employee may elect to exercise their vested options for a period of ninety days and any of the employees’ unvested options are returned to the plan. Deferred compensation for the granting of Series H preferred restricted shares was determined using the trading price of the Company’s common stock on the grant date.

The amortization of deferred compensation expense related to stock options and restricted stock was approximately $3.3 million for the year ended December 31, 2002, $18.7 million for the year ended December 31, 2003 and $12.3 million for the year ended December 31, 2004.

12.   Related party transactions:

Office lease

The Company’s headquarters is located in an office building owned by an entity controlled by the Company’s Chief Executive Officer. The Company paid $410,000 in 2002, $367,000 in 2003 and $409,000 in 2004 in rent to this entity. The lease expires in August 2006.

LNG Holdings S.A (“LNG”)

In November 2003, approximately 90% of the stock of LNG, the then parent company to Firstmark, now named Cogent Europe, was acquired by Symposium Inc. (“Symposium”) a Delaware corporation. The acquisition was for no consideration and in return for a commitment to cause at least $2 million to be invested in LNG’s subsidiary LambdaNet France and an indemnification of LNG’s selling stockholders by the Company and Symposium. Symposium is wholly owned by the Company’s Chief Executive Officer. In January 2004, LNG transferred its interest in Firstmark to Symposium Gamma, Inc. (“Gamma”), a Delaware corporation, in return for $1 and a commitment by Gamma to invest at least $2 million in the operations of Firstmark’s French subsidiary—now called Cogent France. Prior to the transfer, Gamma had raised approximately $2.5 million in a private equity transaction with certain existing investors in the

Company and new investors. In January 2004, Gamma transferred $2.5 million to Cogent France and, by so doing, fulfilled the $2.0 million commitment. Symposium continues to own approximately 90% of the stock of LNG. LNG operates as a holding company. Its subsidiaries hold assets related to their former telecommunications operations. In connection with this transaction the Company provided an indemnification to certain former LNG shareholders.

In January 2004, 215.1 million euros ($279.6 million) of Firstmark’s total debt of 216.1 million euros ($280.9 million) owed to its previous parent LNG, and other amounts payable of 4.9 million euros ($6.4 million) owed to LNG were assigned to Symposium Gamma, Inc. (“Gamma”) at their fair market value of 1 euro in connection with Gamma’s acquisition of Firstmark. Prior to the Company’s merger with Gamma, and advanced as part of the Gamma merger, LNG transferred 1.0 million euros ($1.3 million) to Cogent France. Cogent France repaid the 1.0 million euros ($1.3 million) to LNG in March 2004. Accordingly, 215.1 million euros ($279.6 million) of the total 216.1 million euros ($280.9 million) of the debt obligation and 4.9 million euros ($6.4 million) of the other amounts payable eliminate in the consolidation of these financial statements.

Gamma and Omega

Gamma and Omega are considered related parties to the Company since both entities had raised cash in private equity transactions with certain existing investors in the Company. Gamma was formed in order to acquire Firstmark. Omega was formed in order to acquire the rights to the German fiber optic network that was acquired by the Company in 2004. In December 2003, Gamma was capitalized with approximately $2.5 million in exchange for 100% of Gamma’s common stock. In March 2004, Omega was capitalized with approximately $19.5 million in exchange for 100% of Omega’s common stock.

In 2004, Cogent Europe’s subsidiaries provided network services to and in turn utilized the network of LambdaNet Communications AG (“Lambdanet Germany”) in order for each entity to provide services to certain of their customers under a network sharing agreement. Lambdanet Germany was a majority owned subsidiary of LNG from November 2003 until April 2004 when Lambdanet Germany was sold to an unrelated party. During the year ended December 31, 2004 Cogent Europe recorded revenue of $2.0 million from Lambdanet Germany and network costs of $1.8 million under the network sharing agreement. As of December 31, 2004 and for 2004, Cogent Europe had recorded net amounts due from Lambdanet Germany of $2.0 million and net amounts due to Lambdanet Germany of $2.0 million. The Company is currently in negotiations with the new owner of Lambdanet Germany over the terms of settling these amounts.

Marketing and Service Agreement

The Company has entered into an agency sales and mutual marketing agreement with CTC Communications Corp., a company owned indirectly by one of the Company’s directors. CTC is also a customer and the Company recorded approximately $70,000 of revenue from CTC for the year ended December 31, 2004.

Customer Agreement with Cisco Systems Capital Corporation

In connection with the UFO acquisition we acquired Cisco as a customer. Cisco is a company stockholder and lender. The Company recorded revenue from Cisco of approximately $160,000 for the year ended December 31, 2004.

Vendor Settlement—-Nortel

In 2004 the Company participated with LNG in the settlement of various disputes with Nortel Networks UK Limited and Nortel Networks France SAS, or Nortel. The dispute was regarding payments owed by Cogent France and LNG as well as disputes over ongoing maintenance and software licensing for Nortel equipment deployed in the Company’s European operations.

In connection with the settlement, the Company committed to pay approximately 0.5 million euros ($0.6 million) as settlement in full of all amounts owed to Nortel through June 30, 2004. In addition, the Company committed to pay approximately 0.6 million euros ($0.8 million) for equipment maintenance services to be delivered by Nortel during the second half of 2004 and to enter into a new services agreement to extend certain maintenance and other services arrangements with Nortel through 2007. Under the terms of the settlement, if the Company terminates the agreement before the end of 2007 without cause, the Company would be required to pay a penalty of 1.0 million euros ($1.3 million) The settlement also included a commitment to pay 0.5 million euros ($0.7 million) over three years for right-to-use software licenses for certain Nortel equipment.

Vendor Settlemen— Iberbanda

Cogent Spain and LNG settled a number of disputes between those entities and Iberbanda, a Spanish entity from whom Cogent Spain had been leasing space and obtaining services. In the settlement, LNG released to Iberbanda a 0.3 million euro ($0.4 million) bond that had been put in place by LNG with the Spanish government as part of a bid for the right to construct a wireless network. In consideration for LNG’s release of the bond, Iberbanda settled a claim for approximately 0.7 million euros ($0.9 million) of back rent due and service charges. The rent related to the former Madrid offices of Cogent Spain. In addition, Cogent Spain granted a credit for services to Iberbanda in the amount of 0.2 million euros ($0.3 million) and agreed to pay approximately 80,000 euros ($104,000) in cash over a period of 18 months. LNG’s release of the 0.3 million euros ($0.4 million) euro bond has been recorded as a contribution of capital from a shareholder as a result of the Company’s Chief Executive Officer’s ownership of LNG.

Reimbursement for Services Provided by LNG Employees

In January 2005, the Company reimbursed LNG approximately 40,000 euros ($52,000) of the approximate 190,000 euros ($269,000) for salaries paid to two employees of LNG that were providing Cogent Europe accounting and management services during 2004. In November 2004, these two employees became employees of Cogent Europe. The remaining 150,000 euros ($217,000) is reflected in accrued liabilities on the accompanying December 31, 2004 balance sheet.

13.   Quarterly financial information (unaudited):

	Three months ended
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
	(in thousands, except share and per share amounts)
Net service revenue	$14,233	$15,519	$15,148	$14,522
Cost of network operations, including amortization of deferred compensation	10,739	12,282	12,067	13,236
Operating loss	(14,880)	(16,568)	(15,901)	(33,878)
Gain—Cisco credit facility—troubled debt restructuring	—	—	215,432	—
Gain—Allied Riser note exchange	24,802	—	—	—
Net (loss) income	1,914	(22,796)	196,462	(34,837)
Net (loss) income applicable to common stock	1,914	(22,796)	144,462	(34,837)
Net (loss) income per common share—basic	2.78	(130.80)	12.64	(52.77)
Net (loss) income per common share—diluted	2.58	(130.80)	12.64	(52.77)
Weighted-average number of shares outstanding—basic	688,233	174,192	11,426,017	660,229
Weighted-average number of shares outstanding— diluted	692,257	174,192	11,429,777	660,229

	Three months ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
	(in thousands, except share and per share amounts)
Net service revenue	$20,945	$20,387	$21,736	$28,218
Cost of network operations, including amortization of deferred compensation	15,947	13,486	14,510	20,381
Operating loss	(21,939)	(19,218)	(20,160)	(22,752)
Gains—lease obligations restructuring	—	—	—	5,292
Net loss	(24,170)	(22,225)	(23,041)	(20,224)
Net loss applicable to common stock	(46,198)	(22,225)	(26,496)	(38,727)
Net loss income per common share—basic	(35.94)	(29.51)	(28.58)	(24.66)
Net loss income per common share—diluted	(35.94)	(29.51)	(28.58)	(24.66)
Weighted-average number of shares outstanding—basic	672,457	753,130	806,151	820,125
Weighted-average number of shares outstanding— diluted	672,457	753,130	806,151	820,125

The net losses applicable to common stock for the third quarter of 2003, first quarter of 2004, third quarter of 2004 and fourth quarter of 2004 include non-cash beneficial conversion charges of $52.0 million, $22.0 million, $3.5 million and $18.5 million, respectively.

14.   Segment information:

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company operates as one operating segment. Below are the Company’s net revenues and long lived assets by geographic theater (in thousands):

Year Ended December 31, 2004
Net Revenues
North America	$68,009
Europe	23,277
Total	$91,286

December 31, 2004
Long lived assets, net
North America	$287,204
Europe	54,416
Total	$341,620

15.   Subsequent events:

Subordinated Note

On February 24, 2005, the Company issued a subordinated note in the principal amount of $10.0 million to Columbia Ventures Corporation, a stockholder, in exchange for $10.0 million in cash. The note was issued pursuant to a Note Purchase Agreement dated February 24, 2005. The note has an initial interest rate of 10% per annum and the interest rate increases by one percent on August 24, 2005, six months after the note was issued, and by a further one percent at the end of each successive six-month period up to a maximum of 17%. Interest on the note accrues and is payable on the note’s maturity date of February 24, 2009. The Company may prepay the note in whole or in part at any time. The terms of the note require the payment of all principal and accrued interest upon the occurrence of a liquidity event, which is defined as an equity offering of at least $30 million in net proceeds. The note is subordinated to the debt evidenced by the Amended and Restated Cisco Note, as well as our accounts receivable line of credit obtained in March 2005. Management believes that the terms of the note are at least as favorable as those the Company would have been able to obtain from an unaffiliated third party.

Line of Credit

In March 2005, the Company entered into a line of credit with a commercial bank. The line of credit provides for borrowings of up to $10.0 million and is secured by our accounts receivable. The borrowing base is determined primarily by the aging characteristics related to our accounts receivable. On March 18, 2005, we borrowed $10.0 million against our North American accounts receivable. Of this amount $4.0 million is restricted and held by the lender. The line of credit matures on January 31, 2007. Borrowings under the line of credit accrue interest at the prime rate plus 1.5% and may, in certain circumstances, be reduced to the prime rate plus 0.5%. The Company’s obligations under the line of credit are secured by a first priority lien in certain of our accounts receivable and are guaranteed by the Company’s material domestic subsidiaries, as defined. The agreements governing the line of credit contain certain customary representations and warranties, covenants, notice provisions and events of default.

Building Sale

On March 30, 2005, we sold a building we owned located in Lyon, France for net proceeds of 3.8 million euros ($5.1 million). This transaction resulted in a gain of approximately 2.9 million euros ($3.9 million).

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.        CONTROLS AND PROCEDURES

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

ITEM 9B.       OTHER INFORMATION

Not applicable.

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item 10 is incorporated in this report by reference to the information set forth in the 2004 Definitive Information Statement for the 2004 Annual Meeting of Stockholders, which is expected to be filed with the Commission within 120 days after the close of our fiscal year.

ITEM 11.         EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated in this report by reference to the information set forth under the caption “Executive Officers Compensation” in the 2004 Definitive Information Statement.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item 12 is incorporated in this report by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2004 Definitive Information Statement.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 is incorporated in this report by reference to the information set forth under the caption “Certain Transactions” in the 2004 Definitive Information Statement.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated in this report by reference to the information set forth under the caption “Principal Accountant Fees and Services” in the 2004 Definitive Information Statement.

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements. A list of financial statements included herein is set forth in the Index to Financial Statements appearing in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.”
	2.	Financial Statement Schedules. The Financial Statement Schedules described below are filed as part of the report.
		Description
		Schedule I—Condensed Financial Information of Registrant (Parent Company Information) Schedule II—Valuation and Qualifying Accounts.
		All other financial statement schedules are not required under the relevant instructions or are inapplicable and therefore have been omitted.

(b)	Exhibits.

Exhibit	Description
2.1

Agreement and Plan of Merger, dated as of August 28, 2001, by and among Cogent, Allied Riser and the merger subsidiary (incorporated by reference to Appendix A to our Registration Statement on Form S-4, Commission File No. 333-71684, filed on October 16, 2001)

2.2

Amendment No. 1 to the Agreement and Plan of Merger, dated as of October 13, 2001, by and among Cogent, Allied Riser and the merger subsidiary (incorporated by reference to Appendix B to our Registration Statement on Form S-4, Commission File No. 333-71684, filed on October 16, 2001)

2.3

Asset Purchase Agreement, dated February 26, 2002, by and among Cogent Communications Group, Inc., PSINet, Inc. et al. (previously filed as Exhibit 2.1 to our Current Report on Form 8-K, dated February 26, 2002, and incorporated herein by reference)

2.4

Agreement and Plan of Merger, dated as of January 2, 2004, among Cogent Communications Group, Inc., Lux Merger Sub, Inc. and Symposium Gamma, Inc., filed as Exhibit 2.1 to our Periodic Report on Form 8-K, filed on January 8, 2004, and incorporated herein by reference.

2.5

Agreement and Plan of Merger, dated as of March 30, 2004, among Cogent Communications Group, Inc., DE Merger Sub, Inc. and Symposium Omega, Inc. (incorporated by reference to Exhibits 2.6 of our Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 30, 2004)

2.6	Agreement and Plan of Merger, dated as of August 12, 2004, among Cogent Communications Group, Inc., Marvin Internet, Inc., and UFO Group, Inc. (filed herewith)
2.7	Asset Purchase Agreement, dated as of September 15, 2004, between Global Access telecommunications Inc., Symposium Gamma, Inc. and Cogent Communications Group, Inc. (filed herewith)
2.8	Agreement and Plan of Merger, dated as of October 26, 2004, among Cogent Communications Group, Inc., Cogent Potomac, Inc. and NVA Acquisition, Inc. (filed herewith)
2.9	Agreement for the Purchase and Sale of Assets, dated December 1, 2004, among Cogent Communications Group, Inc., SFX Acquisition, Inc. and Verio Inc. (filed herewith)
3.1	Form of Fifth Amended and Restated Certificate of Incorporation (filed herewith)
3.2	Amended Bylaws of Cogent Communications Group, Inc. (incorporated by reference to Exhibit 3.6 of our Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 30, 2004)
4.1

First Supplemental Indenture, among Allied Riser Communications Corporation, as issuer, Cogent Communications Group, Inc., as co-obligor, and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 4.4 to our Registration Statement on Form S-4, as amended by a Form POS AM (Post-Effective Amendment No. 2), Commission File No. 333-71684, filed February 4, 2002)

4.2

Indenture, dated as of July 28, 2000 by and between Allied Riser Communications Corporation and Wilmington Trust Company, as trustee, relating to Allied Riser’s 7.50% Convertible Subordinated Notes due 2007 (incorporated by reference to Exhibit 4.5 to our Registration Statement on Form S-4, as amended by a Form POS AM (Post-Effective Amendment No. 1), Commission File No. 333-71684, filed January 25, 2002)

10.1

Sixth Amended and Restated Stockholders Agreement of Cogent Communications Group, Inc., dated as of February 9, 2005 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 11, 2005)

10.2	Seventh Amended and Restated Registration Rights Agreement of Cogent Communications Group, Inc., dated August 12, 2004 (filed herewith)

10.3

Exchange Agreement, dated as of June 26, 2003, by and among Cogent Communications Group, Inc., Cogent Communications, Inc., Cogent Internet, Inc., Cisco Systems, Inc. and Cisco Systems Capital Corporation, (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on August 7, 2003)

10.4

Third Amended and Restated Credit Agreement, dated as of July 31, 2003, by and among Cogent Communications, Inc., Cogent Internet, Inc., Cisco Systems Capital Corporation, and the other Lenders party thereto (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed on August 14, 2003)

10.5

Settlement Agreement, dated as of March 6, 2003, between Cogent Communications Group, Inc., Allied Riser Communications Corporation and the several noteholders named therein (incorporated by reference to 10.7 to our Annual Report on Form 10-K filed on March 31, 2003)

10.6

Exchange Agreement, dated as of March 6, 2003, between Cogent Communications Group, Inc., Allied Riser Communications Corporation and the several noteholders named therein (incorporated by reference to 10.8 to our Annual Report on Form 10-K filed on March 31, 2003)

10.7

Closing Date Agreement, dated as of March 6, 2003, between Cogent Communications Group, Inc., Allied Riser Communications Corporation and the several noteholders named therein (incorporated by reference to 10.17 to our Annual Report on Form 10-K filed on March 31, 2003)

10.8

General Release, dated as of March 6, 2003, Cogent Communications Group, Inc., Allied Riser Communications Corporation and the several noteholders named therein (incorporated by reference to 10.18 to our Annual Report on Form 10-K filed on March 31, 2003)

10.9

Fiber Optic Network Leased Fiber Agreement, dated February 7, 2000, by and between Cogent Communications, Inc. and Metromedia Fiber Network Services, Inc., as amended July 19, 2001 (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-4, Commission File No. 333-71684, filed on October 16, 2001) *

10.10

Dark Fiber IRU Agreement, dated April 14, 2000, between WilTel Communications, Inc. and Cogent Communications, Inc., as amended June 27, 2000, December 11, 2000, January 26, 2001, and February 21, 2001 (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-4, Commission File No. 333-71684, filed on October 16, 2001) *

10.11

David Schaeffer Employment Agreement with Cogent Communications Group, Inc., dated February 7, 2000 (incorporated by reference to Exhibit 10.6 to our Registration Statement on Form S-4, Commission File No. 333-71684, filed on October 16, 2001)

10.12

Form of Restricted Stock Agreement relating to Series H Participating Convertible Preferred Stock (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-8, Commission File No. 333-108702, filed on September 11, 2003)

10.13

Lease for Headquarters Space by and between 6715 Kenilworth Avenue Partnership and Cogent Communications Group, Inc., dated September 1, 2000 (incorporated by reference to Exhibit 10.10 to our Registration Statement on Form S-4, Commission File No. 333-71684, filed on October 16, 2001)

10.14

Renewal of Lease for Headquarters Space, by and between 6715 Kenilworth Avenue Partnership and Cogent Communications Group, Inc., dated August 5, 2003 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed on November 14, 2003)

10.15

The Amended and Restated Cogent Communications Group, Inc. 2000 Equity Plan (incorporated by reference to Exhibit 10.12 to our Registration Statement on Form S-4, Commission File No. 333-71684, filed on October 16, 2001)

10.16

2003 Incentive Award Plan of Cogent Communications Group, Inc. (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-8, Commission File No. 333-108702, filed on September 11, 2003)

10.17	2004 Incentive Award Plan of Cogent Communications Group, Inc. (incorporated by reference to Appendix A to our Definitive Information Statement on Schedule 14C, filed on September 22, 2004)
10.18

Dark Fiber Lease Agreement dated November 21, 2001, by and between Cogent Communications, Inc. and Qwest Communications Corporation (incorporated by reference to Exhibit 10.13 to our Registration Statement on Form S-4, as amended by a Form S-4/A (Amendment No. 2), Commission File No. 333-71684, filed on December 7, 2001)

10.19

Robert N. Beury, Jr. Employment Agreement with Cogent Communications Group, Inc., dated June 15, 2000 (incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K, filed on March 31, 2003)

10.20

Mark Schleifer Employment Agreement with Cogent Communications Group, Inc., dated September 18, 2000 (incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-K, filed on March 31, 2003)

10.21

R. Reed Harrison Employment Agreement with Cogent Communications Group, Inc., dated July 1, 2004 (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q, filed on August 16, 2004)

10.22

Participating Convertible Preferred Stock Purchase Agreement, dated as of June 26, 2003, by and among Cogent Communications Group, Inc. and each of the several Investors signatory thereto (incorporated by reference to 10.3 to our Report on Form 8-K filed on August 7, 2003)

10.23

Conversion and Lock-up Letter Agreement, dated as of February 9, 2005, by and among Cogent Communications Group, Inc. and each of the several stockholders signatory thereto (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on February 15, 2005)

10.24

Conversion and Lock-up Letter Agreement, dated as of February 9, 2005, by and among Cogent Communications Group, Inc., Dave Schaeffer and the Schaeffer Descendents Trust (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on February 15, 2005)

10.25

Brad Kummer Employment Agreement with Cogent Communications Group, Inc., dated January 11, 2000, (incorporated by reference to Exhibit 10.23 to our Registration Statement on Form S-1, Commission File No. 333-122821, filed on February 14, 2005)

10.26

Note Purchase Agreement by and among Cogent Communications Group, Inc. and Columbia Ventures Corporation dated February 24, 2005 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on February 28, 2005)

10.27	Extension of Lease for Headquarters Space, by and between 6715 Kenilworth Avenue Partnership and Cogent Communications Group, Inc., dated February 3, 2005 (filed herewith)
14.1	Code of Business Conduct and Ethics (filed herewith)
21.1	Subsidiaries (filed herewith)
23.1	Consent of Ernst & Young LLP (filed herewith)
31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer (filed herewith)
32.2	Certification of Chief Financial Officer (filed herewith)

*                    Confidential treatment requested and obtained as to certain portions. Portions have been omitted pursuant to this request where indicated by an asterisk.

Schedule I

Cogent Communications Group, Inc.
Condensed Financial Information of Registrant
(Parent Company Only)
Condensed Balance Sheets
As of December 31, 2003 and December 31, 2004
(in thousands, except share data)

	2003	2004
ASSETS
Current Assets:
Due from Cogent Communications, Inc.	$17	$18
Total current assets	17	18
Other Assets:
Due from Cogent Communications, Inc.	60,286	60,286
Due from Cogent France	—	2,611
Investment in Allied Riser, Inc.	20,746	20,746
Investment in Symposium Omega.	—	19,454
Investment in UFO Group, Inc.	—	2,600
Investment in Cogent Germany.	—	927
Investment in Cogent Potomac	—	18,503
Investment in Cogent Communications, Inc.	178,147	178,147
Total assets	$259,196	$303,292
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Due to Cogent Communications, Inc.	$2,239	$2,464
Total liabilities	2,239	2,464
Stockholders Equity:
Convertible preferred stock, Series F, $0.001 par value; 11,000 shares authorized, issued and outstanding; liquidation preference of $11,000	10,904	10,904
Convertible preferred stock, Series G, $0.001 par value; 41,030 shares authorized, 41,030 and 41,021 issued and outstanding, respectively; liquidation preference of $123,000	40,787	40,778
Convertible preferred stock, Series H, $0.001 par value; 84,001 shares authorized, 53,372 and 45,821 shares issued and outstanding, respectively; liquidation preference of $7,731	45,990	44,309
Convertible preferred stock, Series I, $0.001 par value; none and 3,000 shares authorized, none and 2,575 shares issued and outstanding, respectively; liquidation preference of $7,725	—	2.545
Convertible preferred stock, Series J, $0.001 par value; none and 3,891 shares authorized, issued and outstanding, respectively; liquidation preference of $58,365	—	19,421
Convertible preferred stock, Series K, $0.001 par value; none and 2,600 shares authorized, issued and outstanding, respectively; liquidation preference of $7,800	—	2,588
Convertible preferred stock, Series L, $0.001 par value; none and 185 shares authorized, issued and outstanding, respectively; liquidation preference of $2,781	—	927
Convertible preferred stock, Series M, $0.001 par value; none and 3,701 shares authorized, issued and outstanding, respectively; liquidation preference of $55,508	—	18,353
Common stock, $0.001 par value; 75,000,000 shares authorized; 653,567 and 827,487 shares issued and outstanding, respectively	1	1
Treasury stock, 61,462 shares	(90)	(90)
Additional paid in capital	232,474	236,281
Deferred compensation	(32,680)	(22,533)
Stock purchase warrants	764	764
Accumulated deficit	(41,193)	(53,420)
Total stockholders’ equity	256,957	300,828
Total liabilities & stockholders equity	$259,196	$303,292

The accompanying notes are an integral part of these balance sheets

Cogent Communications Group, Inc.
Condensed Financial Information of Registrant
(Parent Company Only)
Condensed Statement of Operations
For the Years Ended December 31, 2003 and 2004
(in thousands)

	2003	2004
Operating expenses:
Amortization of deferred compensation	$18,675	$12,262
Total operating expenses	18,675	12,262
Operating loss	(18,675)	(12,262)
Interest income—Cogent France	—	35
Net loss	(18,675)	(12,227)
Beneficial conversion charge related to preferred stock	(52,000)	(43,986)
Net loss applicable to common stock	$(70,675)	$(56,213)

The accompanying notes are an integral part of these statements

Cogent Communications Group, Inc.
Condensed Financial Information of Registrant
(Parent Company Only)
Condensed Statement of Cash Flows
For the Years Ended December 31, 2003 and 2004
(in thousands)

	2003	2004
Cash flows from operating activities:
Net loss	$(18,675)	$(12,227)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of deferred compensation	18,675	12,262
Changes in Assets and Liabilities:
Accrued interest—Cogent France	—	(35)
Net cash used in operating activities	—	—
Net increase (decrease) in cash and cash equivalents	—	—
Cash and cash equivalents—beginning of period	—	—
Cash and cash equivalents—end of period	$—	$—
Supplemental cash flow disclosures:
Non-cash financing & investing activities:
Investment in Cogent Communications, Inc.	$60,286	$—
Investment in Symposium Omega.	—	19,454
Investment in UFO Group, Inc.	—	2,600
Investment in Cogent Germany.	—	927
Investment in Cogent Potomac	—	18,503

The accompanying notes are an integral part of these statements

COGENT COMMUNICATIONS GROUP, INC.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(Parent Company Only)
AS OF DECEMBER 31, 2003 AND DECEMBER 31, 2004

Note A: Background and Basis for Presentation

Cogent Communications, Inc. (“Cogent”) was formed on August 9, 1999, as a Delaware corporation and is headquartered in Washington, DC. In 2001, Cogent formed Cogent Communications Group, Inc., (the “Company”), a Delaware corporation. Effective on March 14, 2001, Cogent’s stockholders exchanged all of their outstanding common and preferred shares for an equal number of shares of the Company, and Cogent became a wholly owned subsidiary of the Company. This was a tax-free exchange that was accounted for by the Company at Cogent’s historical cost.

The Company is a leading facilities-based provider of low-cost, high-speed Internet access and Internet Protocol communications services. The Company’s network is specifically designed and optimized to transmit data using IP. The Company delivers its services to small and medium-sized businesses, communications service providers and other bandwidth-intensive organizations through over 8,700 customer connections in North America and Europe.

The Company’s primary on-net service is Internet access at a speed of 100 Megabits per second, much faster than typical Internet access currently offered to businesses. The Company offers this on-net service exclusively through its own facilities, which run all the way to its customers’ premises. Because of its integrated network architecture, the Company is not dependent on local telephone companies to serve its on-net customers. The Company’s typical customers in multi-tenant office buildings are law firms, financial services firms, advertising and marketing firms and other professional services businesses. The Company also provides on-net Internet access at a speed of one Gigabit per second and greater to certain bandwidth-intensive users such as universities, other ISPs and commercial content providers.

In addition to providing on-net services, the Company also provides Internet connectivity to customers that are not located in buildings directly connected to its network. The Company serves these off-net customers using other carriers’ facilities to provide the “last mile” portion of the link from its customers’ premises to the Company’s network. The Company also operates 30 data centers throughout North America and Europe that allow customers to colocate their equipment and access our network, and from which the Company provides managed modem service.

The Company has created its network by purchasing optical fiber from carriers with large amounts of unused fiber and directly connecting Internet routers to the existing optical fiber national backbone. The Company has expanded its network through several acquisitions of financially distressed companies or their assets. The overall impact of these acquisitions on the operation of its business has been to extend the physical reach of the Company’s network in both North America and Europe, expand the breadth of its service offerings, and increase the number of customers to whom the Company provides its services.

Reverse Stock Split

On March 24, 2005, the Company effected a 1-for-20 reverse stock split. Accordingly, all share and per share amounts have been retroactively adjusted to give effect to this event.

Equity Conversion

In February 2005, the Company’s holders of its preferred stock elected to convert all of their shares of preferred stock into shares of the Company’s common stock (the “Equity Conversion”). As a result, the Company no longer has outstanding shares of preferred stock and the liquidation preferences on preferred stock have been eliminated.

Withdrawal of Public Offering

In May 2004, the Company filed a registration statement to sell shares of common stock in a public offering. In October 2004, the Company withdrew the public offering.

Public Offering

The Company has filed a registration statement to sell up to $86.3 million shares of common stock in an underwritten public offering. There can be no assurances that the Public Offering will be completed.

Note B: Management’s Plans, Liquidity and Business Risks

The Company has experienced losses since its inception in 1999 and as of December 31, 2004 has an accumulated deficit of $53.4 million. The Company operates in the rapidly evolving Internet services industry, which is subject to intense competition and rapid technological change, among other factors. The successful execution of the Company’s business plan is dependent upon the Company’s ability to increase and retain its customers, its ability to integrate acquired businesses and purchased assets into its operations and realize planned synergies, the performance of the Company’s network equipment, the extent to which acquired businesses and assets are able to meet the Company’s expectations and projections, the Company’s ability to retain and attract key employees, and the Company’s ability to manage its growth and geographic expansion, among other factors.

In February 2005, the Company issued a subordinated note for $10 million in cash. In March 2005, the Company entered into a $10.0 million line of credit facility and borrowed $10.0 million under this facility, of which $4.0 million is restricted and held by the lender. In March 2005, the Company sold its building located in Lyon, France for net proceeds of approximately $5.1 million. Management believes that cash generated from the Company’s operations combined with the amounts received from these transactions is adequate to meet the Company’s future funding requirements. Although management believes that the Company will successfully mitigate its risks, management cannot give assurances that it will be able to do so or that the Company will ever operate profitably. maturity date.

Note C: Accounting for Investments

The Company accounts for its investments in its subsidiaries at cost.

Acquisition of Aleron Broadband Services (“Aleron”)

In October 2004, the Company acquired certain assets of Aleron Broadband Services, formally known as AGIS Internet in exchange for 3,700 shares of its Series M preferred stock. The Series M preferred stock was convertible into approximately 5.7 million shares of the Company’s common stock and converted into common stock in connection with the Equity Conversion. The Company acquired Aleron’s customer base and network, as well as Aleron’s Internet access and managed modem service.

Acquisition of Global Access

In September 2004, the Company issued 185 shares of Series L preferred stock to the shareholders of Global Access Telecommunications, Inc. (“Global Access”) in exchange for the majority of the assets of Global Access. The Series L preferred stock was convertible into approximately 0.3 million shares of the

Company’s common stock and converted into common stock in connection with the Equity Conversion. The estimated fair market value for the Series L preferred stock was determined by using the price per share of the Company’s Series J preferred stock. Global Access was headquartered in Frankfurt, Germany and provided Internet access and other data services in Germany.

Merger with UFO Group, Inc.

In August 2004, a subsidiary of the Company merged with UFO Group, Inc. (“UFO Group”). The Company issued 2,600 shares of Series K preferred stock in exchange for the outstanding shares of UFO Group. The Series K preferred stock was convertible into approximately 0.8 million shares of the Company’s common stock and converted into common stock in connection with the Equity Conversion. The estimated fair market value for the Series K preferred stock was determined by using the price per share of the Company’s Series J preferred stock.

Merger with Symposium Omega

In March 2004, Symposium Omega, Inc., (“Omega”) a Delaware corporation and related party, merged with a subsidiary of the Company (Note 12). Prior to the merger, Omega had raised approximately $19.5 million in cash in a private equity transaction with certain existing investors in the Company and acquired the rights to a German fiber optic network. The German fiber optic network had no customers, employees or associated revenues. The Company issued 3,891 shares of Series J preferred stock to the shareholders of Omega in exchange for all of the outstanding common stock of Omega. The Series J preferred stock was convertible into approximately 6.0 million shares of the Company’s common stock and converted into common stock in connection with the Equity Conversion.

Merger with Symposium Gamma, Inc. and Acquisition of Firstmark Communications Participations S.à r.l. and Subsidiaries (“Firstmark”)

In January 2004, a subsidiary of the Company merged with Symposium Gamma, Inc. (“Gamma”). Immediately prior to the merger, Gamma had raised $2.5 million through the sale of its common stock in a private equity transaction with certain existing investors in the Company and new investors and in January 2004, acquired Firstmark for 1 euro. The merger expanded the Company’s network into Western Europe. Under the merger agreement all of the issued and outstanding shares of Gamma common stock were converted into 2,575 shares of the Company’s Series I preferred stock. The Series I preferred stock was convertible into approximately 0.8 million shares of the Company’s common stock and converted into common stock in connection with the Equity Conversion. In 2004, Firstmark changed its name to Cogent Europe S.à r.l (“Cogent Europe”).

Note D: Stockholders Equity

In June 2003, the Company’s board of directors and shareholders approved an amended and restated charter that eliminated the reference to the Company’s Series A, B, C, D, and E preferred stock (“Existing Preferred Stock”). In March 2005, the Company’s board of directors and shareholders approved an amended and restated charter that increased the number of authorized shares of the Company’s common stock to 75.0 million shares and designated 10,000 shares of undesignated preferred stock.

On July 31, 2003 and in connection with the Company’ restructuring of its debt with Cisco Capital, all of the Company’s Existing Preferred Stock was converted into approximately 0.5 million shares of common stock. At the same time the Company issued 11,000 shares of Series F preferred stock to Cisco Capital under the Exchange Agreement and issued 41,030 shares of Series G preferred stock for gross proceeds of $41.0 million to the Investors under the Purchase Agreement.

In January 2004, Symposium Gamma Inc. (“Gamma”) merged with a subsidiary of the Company. Under the merger agreement, all of the issued and outstanding shares of Gamma common stock were converted into 2,575 shares of the Company’s Series I preferred stock and the Company became Gamma and Cogent Europe’s sole shareholder.

On March 30, 2004, Symposium Omega, Inc., (“Omega”) merged with a subsidiary of the Company. Prior to the merger Omega had raised approximately $19.5 million in cash and acquired the rights to acquire a German fiber optic network. The Company issued 3,891 shares of Series J preferred stock to the shareholders of Omega in exchange for all of the outstanding common stock of Omega.

On August 12, 2004, UFO Group, Inc., (“UFO Group”) merged with a subsidiary of the Company. Prior to the merger UFO Group had raised net cash of approximately $2.1 million and acquired the rights to acquire the majority of the assets of Unlimited Fiber Optics, Inc. The Company issued 2,600 shares of Series K preferred stock to the shareholders of UFO Group in exchange for all of the outstanding common stock of UFO Group.

On September 15, 2004, the Company issued 185 shares of Series L preferred stock to the shareholders of Global Access Telecommunications Inc. (“Global Access”) in exchange for the majority of the assets of Global Access.

On October 26, 2004, the Company merged with Cogent Potomac, Inc. (“Potomac”). The Company issued 3,700 shares of Series M preferred stock in exchange for all of the outstanding common shares of Potomac. Prior to the merger, Potomac had acquired the majority of the assets of Aleron Broadband Services LLC (“Aleron”).

Each share of the Series F preferred stock, Series G preferred stock, Series H preferred stock, Series I preferred stock, Series J preferred stock, Series K preferred stock, Series L preferred stock and Series M preferred stock (collectively, the “New Preferred”) may be converted into shares of common stock at the election of its holder at any time. The Series F, Series G, Series I, Series J, Series K, Series L and Series M preferred stock were convertible into 3.4 million, 12.7 million, 0.8 million, 6.0 million, 0.8 million, 0.3 million and 5.7 million shares of the Company’s common stock, respectively. In March 2005, the New Preferred was converted into voting common stock. The liquidation preferences on the New Preferred were also eliminated.

Dividends

Cogent’s Cisco credit facility and the Company’s line of credit prohibit the Company from paying cash dividends and restricts the Company’s ability to make other distributions to its stockholders.

Beneficial Conversion Charges

Beneficial conversion charges of $2.5 million, $19.5 million, $2.6 million, $0.9 million and $18.5 million were recorded on January 5, 2004, March 30, 2004, August 12, 2004, September 15, 2004, and October 26, 2004 respectively, since the price per common share at which the Series I, Series J, Series K, Series L and Series M preferred stock converts into were less than the quoted trading price of the Company’s common stock on that date.

Note E: Deferred Compensation Charges—Stock Options and Restricted Stock

In September 2003, the Compensation Committee (the “Committee”) of the board of directors adopted and the stockholders approved, the Company’s 2003 Incentive Award Plan (the “Award Plan”). The Award Plan reserved 54,001 shares of Series H preferred stock for issuance under the Award Plan. In September 2003, the Company offered its employees the opportunity to exchange eligible outstanding stock options and certain common stock for restricted shares of Series H preferred stock under the Award

Plan. In 2004, the Company’s board of directors and shareholders approved the Company’s 2004 Incentive Award Plan that increased the shares of Series H preferred stock available for grant as either restricted shares or options for restricted shares under the Award Plan from 54,001 to 84,001 shares. In July 2004, the Company began granting options for Series H preferred stock. Each share of Series H preferred stock and each option for Series H preferred stock was convertible into approximately 38 shares of common stock and were converted in connection with the Equity Conversion. The Series H preferred shares were valued using the trading price of the Company’s common stock on the grant date. For restricted shares granted under the offer to exchange, the vesting period was 27% upon grant with the remaining shares vesting ratably over a three year period and for share and options grants to newly hired employees; the shares generally vest 25% after one year with the remaining shares vesting ratably over three years.

The Company recorded a deferred compensation charge of approximately $14.3 million in the fourth quarter of 2001 related to options granted at exercise prices below the estimated fair market value of the Company’s common stock on the date of grant. The deferred compensation charge was amortized over the vesting period of the related options which was generally four years. In connection with the October 2003 offer to exchange and granting of Series H preferred stock the remaining $3.2 million unamortized balance of deferred compensation is now amortized over the vesting period of the Series H preferred stock.

In July 2004, the Company began granting options for Series H preferred stock, 17,500 of which were granted with an exercise price below the trading price of the Company’s common stock on grant date. These option grants resulted in additional deferred compensation of $4.7 million recorded during the third quarter of 2004. Deferred compensation for these option grants was determined by multiplying the difference between the exercise price and the market value of the Series H preferred stock on grant date times the number of options granted and is being amortized over the service period.

Under the offer to exchange, the Company recorded a deferred compensation charge of approximately $46.1 million in the fourth quarter of 2003. The Company has also granted additional shares of Series H preferred to its new employees resulting in an additional deferred compensation. For grants of restricted stock, when an employee terminates prior to full vesting, the total remaining deferred compensation charge is reduced, the employee retains their vested shares and the employees’ unvested shares are returned to the plan. For grants of options for restricted stock, when an employee terminates prior to full vesting, the total remaining deferred compensation charge is reduced, previously recorded deferred compensation is reversed and the employee may elect to exercise their vested options for a period of ninety days and any of the employees’ unvested options are returned to the plan. Deferred compensation for the granting of Series H preferred restricted shares was determined using the trading price of the Company’s common stock on the grant date.

The amortization of deferred compensation expense related to stock options and restricted stock was approximately $18.7 million for the year ended December 31, 2003 and $12.3 million for the year ended December 31, 2004.

Schedule II

COGENT COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Costs and Expenses(a)	Acquisitions	Deductions	Balance at End of Period
Allowance for doubtful accounts (deducted from accounts receivable), (in thousands)
Year ended December 31, 2002	$112	$3,887	$2,863	$4,839	$2,023
Year ended December 31, 2003	$2,023	$5,165	$125	$4,445	$2,868
Year ended December 31, 2004	$2,868	$4,406	$2,247	$6,292	$3,229
Allowance for Credits (deducted from accounts receivable), (in thousands)
Year ended December 31, 2002	$—	$200	$—	$—	$200
Year ended December 31, 2003	$200	$—	$—	$50	$150
Year ended December 31, 2004	$150	$140	$—	$140	$150
Allowance for Unfulfilled Purchase Obligations (deducted from accounts receivable), (in thousands)
Year ended December 31, 2002	$—	$2,038	$—	$2,023	$15
Year ended December 31, 2003	$15	$1,317	$—	$1,015	$317
Year ended December 31, 2004	$317	$537	$1,254	$1,944	$164
Restructuring accrual), (in thousands)
Year ended December 31, 2004	$—	$1,821	$—	$345	$1,476

(a)           Bad debt expense, net of recoveries, was approximately $3.2 million for the year ended December 31, 2002 and $3.9 million for the year ended December 31, 2003 and $4.0 million for the year ended December 31, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COGENT COMMUNICATIONS GROUP, INC.
Dated: March 31, 2005	By:
Name: David Schaeffer
Title: Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ DAVID SCHAEFFER	Chairman and Chief Executive Officer	March 31, 2005
David Schaeffer	(Principal Executive Officer)
/s/ THADDEUS G. WEED	Chief Financial Officer	March 31, 2005
Thaddeus G. Weed	(Principal Financial and Accounting Officer)
/s/ EDWARD GLASSMEYER	Director	March 31, 2005
Edward Glassmeyer
/s/ EREL MARGALIT	Director	March 31, 2005
Erel Margalit
/s/ JEAN-JACQUES BERTRAND	Director	March 31, 2005
Jean-Jacques Bertrand
/s/ TIMOTHY WEINGARTEN	Director	March 31, 2005
Timothy Weingarten
/s/ STEVEN BROOKS	Director	March 31, 2005
Steven Brooks
/s/ MICHAEL CARUS	Director	March 31, 2005
Michael Carus
/s/ KENNETH D. PETERSON, JR.	Director	March 31, 2005
Kenneth D. Peterson, Jr.