Form 10-Q
period 2005-03-31
COGENT COMMUNICATIONS GROUP INC
filed 2005-05-06
CIK 1158324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

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

Common Stock, $.001 par value 32,392,029 Shares Outstanding as of May 5, 2005

INDEX

PART I FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets of Cogent Communications Group, Inc., and Subsidiaries as of December 31, 2004 and March 31, 2005 (Unaudited)
Condensed Consolidated Statement of Operations of Cogent Communications Group, Inc., and Subsidiaries for the Three Months Ended March 31, 2004 and March 31, 2005 (Unaudited)
Condensed Consolidated Statement of Cash Flows of Cogent Communications Group, Inc., and Subsidiaries for the Three Months Ended March 31, 2004 and March 31, 2005 (Unaudited)
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

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2004 AND MARCH 31, 2005

(IN THOUSANDS, EXCEPT SHARE DATA)

	December 31, 2004	March 31, 2005
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,844	$17,312
Restricted cash	—	4,000
Short term investments ($355 and $348 restricted, respectively)	509	355
Accounts receivable, net of allowance for doubtful accounts of $3,229 and $1,999, respectively	13,564	15,643
Prepaid expenses and other current assets	4,224	5,121
Total current assets	32,141	42,431
Property and equipment:
Property and equipment	475,775	476,478
Accumulated depreciation and amortization	(138,500)	(151,340)
Total property and equipment, net	337,275	325,138
Intangible assets:
Intangible assets	30,240	29,929
Accumulated amortization	(27,115)	(28,325)
Total intangible assets, net	3,125	1,604
Asset held for sale	1,220	—
Other assets ($1,370 and $1,355 restricted, respectively)	4,825	5,114
Total assets	$378,586	$374,287

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$16,090	$10,878
Accrued liabilities	20,669	19,310
Credit facility	—	7,264
Amended and Restated Cisco Note, current maturity – related party	—	7,000
Capital lease obligations, current maturities	7,488	7,195
Total current liabilities	44,247	51,647
Amended and Restated Cisco Note – related party	17,842	10,842
Convertible subordinated notes, net of discount of $5,026 and $4,688, respectively	5,165	5,503
Subordinated note – related party	—	10,000
Capital lease obligations, net of current maturities	95,887	93,229
Other long-term liabilities	2,955	2,759
Total liabilities	166,096	173,980

Commitments and contingencies:
Stockholders’ equity:
Convertible preferred stock, Series F, $0.001 par value; 11,000 shares authorized, issued, and outstanding at December 31, 2004; none at March 31, 2005	10,904	—
Convertible preferred stock, Series G, $0.001 par value; 41,030 shares authorized, 41,021 shares issued and outstanding at December 31, 2004; none at March 31, 2005	40,778	—
Convertible preferred stock, Series H, $0.001 par value; 84,001 shares authorized; 45,821 shares issued and outstanding at December 31, 2004; none at March 31, 2005	44,309	—
Convertible preferred stock, Series I, $0.001 par value; 3,000 shares authorized, 2,575 shares issued and outstanding at December 31, 2004; none at March 31, 2005	2,545	—
Convertible preferred stock, Series J, $0.001 par value; 3,891 shares authorized, issued and outstanding at December 31, 2004; none at March 31, 2005	19,421	—
Convertible preferred stock, Series K, $0.001 par value; 2,600 shares authorized, issued and outstanding at December 31, 2004; none at March 31, 2005	2,588	—
Convertible preferred stock, Series L, $0.001 par value; 185 shares authorized, issued and outstanding at December 31, 2004; none at March 31, 2005	927	—
Convertible preferred stock, Series M, $0.001 par value; 3,701 shares authorized, issued and outstanding at December 31, 2004; none at March 31, 2005	18,353
Common stock, $0.001 par value; 75,000,000 shares authorized; 827,487 and 32,392,029 shares outstanding, respectively	1	32
Additional paid-in capital	236,692	376,329
Deferred compensation	(22,533)	(19,205)
Stock purchase warrants	764	764
Treasury stock, 61,462 shares	(90)	(90)
Accumulated other comprehensive income – foreign currency translation adjustment	1,515	1,134
Accumulated deficit	(143,684)	(158,657)
Total stockholders’ equity	212,490	200,307
Total liabilities and stockholders’ equity	$378,586	$374,287

The accompanying notes are an integral part of these condensed balance sheets.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND MARCH 31, 2005

(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2005
	(Unaudited)	(Unaudited)

Net service revenue	$20,945	$34,414
Operating expenses:
Network operations (including $212 and $96 of amortization of deferred compensation, respectively, exclusive of amounts shown separately)	15,947	23,033
Selling, general, and administrative (including $2,820 and $3,099 of amortization of deferred compensation, respectively, and $828 and $922 of bad debt expense, respectively)	12,401	13,395
Depreciation and amortization	14,536	13,680
Total operating expenses	42,884	50,108
Operating loss	(21,939)	(15,694)
Gains on disposition of assets, net	858	3,372
Interest income and other, net	154	208
Interest expense	(3,243)	(2,859)
Net loss	$(24,170)	$(14,973)

Beneficial conversion charges	(22,028)	—

Net loss applicable to common stock	$(46,198)	$(14,973)

Net loss per common share:
Basic and diluted net loss per common share	$(35.94)	$(0.92)

Beneficial conversion charges	(32.76)	—

Basic and diluted net loss per common share applicable to common stock	(68.70)	(0.92)

Weighted-average common shares—basic and diluted	672,457	16,260,654

The accompanying notes are an integral part of these condensed consolidated statements.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND MARCH 31, 2005

(IN THOUSANDS)

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2005
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(24,170)	$(14,973)
Adjustments to reconcile net loss to net cash used in operating activities:
Gains—dispositions of assets, net	(750)	(3,476)
Depreciation and amortization	14,536	13,680
Amortization of debt discount—convertible notes	231	338
Amortization of deferred compensation	3,032	3,195
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	4,136	(2,357)
Prepaid expenses and other current assets	(921)	(1,041)
Other assets	382	(384)
Accounts payable, accrued and other liabilities	(8,058)	(1,604)
Net cash used in operating activities	(11,582)	(6,622)
Cash flows from investing activities:
Purchases of property and equipment	(1,833)	(3,092)
Purchase of German network assets	—	(955)
Maturities of short term investments	3,451	154
Restricted cash-collateral under credit facility	—	(4,000)
Cash acquired – Cogent Europe	2,163	—
Proceeds from dispositions of assets	3,748	5,082
Net cash provided by (used in) investing activities	7,529	(2,811)
Cash flows from financing activities:
Cash acquired - mergers	21,966	—
Proceeds from issuance of subordinated note – related party		10,000
Borrowings under credit facility	—	10,000
Repayments under credit facility	—	(2,736)
Repayment of advances from LNG Holdings—related party	(1,248)	—
Repayments of capital lease obligations	(969)	(4,053)
Net cash provided by financing activities	19,749	13,211
Effect of exchange rate changes on cash	(137)	(310)
Net increase in cash and cash equivalents	15,559	3,468
Cash and cash equivalents, beginning of period	7,875	13,844
Cash and cash equivalents, end of period	$23,434	$17,312
Supplemental disclosures of cash flow information:
Non-cash financing activities—Capital lease obligations incurred	$118	$384

The accompanying notes are an integral part of these condensed consolidated statements.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004 and 2005

(unaudited)

1.             Description of the business and recent developments :

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

The Company is a leading facilities-based provider of low-cost, high-speed Internet access and Internet Protocol (“IP”) communications services. The Company’s network is specifically designed and optimized to transmit data using IP. The Company delivers its services to small and medium-sized businesses, communications service providers and other bandwidth-intensive organizations through over 9,000 customer connections in North America and Europe.

The Company’s primary on-net service is Internet access at a speed of 100 Megabits per second, much faster than typical Internet access currently offered to businesses. The Company offers this on-net service exclusively through its own facilities, which run all the way to its customers’ premises. Because of its integrated network architecture, the Company is not dependent on local telephone companies to serve its on-net customers. The Company’s typical customers in multi-tenant office buildings are law firms, financial services firms, advertising and marketing firms and other professional services businesses. The Company also provides on-net Internet access at a speed of one Gigabit per second and greater to certain bandwidth-intensive users such as universities, other Internet service providers, telephone companies, cable television companies and commercial content providers.

In addition to providing on-net services, the Company also provides Internet connectivity to customers that are not located in buildings directly connected to its network. The Company serves these off-net customers using other carriers’ facilities to provide the “last mile” portion of the link from its customers’ premises to the Company’s network. The Company also operates 30 data centers throughout North America and Europe that allow customers to colocate their equipment and access our network, and from which the Company provides its managed modem service.

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

Recent Developments

Public Offering

The Company has filed a registration statement to sell up to $86.3 million worth of shares of common stock in a public offering. There can be no assurances that the offering will be completed.

Reverse stock split

In March 2005, the Company effected a 1-for-20 reverse stock split. Accordingly, all share and per share amounts have been retroactively adjusted to give effect to this event.

Equity conversion

In February 2005, the Company’s holders of its preferred stock elected to convert all of their shares of preferred stock into 31.6 million shares of the Company’s common stock (the “Equity Conversion”). As a result, the Company no longer has outstanding shares of preferred stock and the liquidation preferences on preferred stock have been eliminated.  This accounting for this transaction resulted in the elimination of the balances for the Series F through M preferred stock and an increase of approximately $139.7 million to additional paid in capital.

Reclassifications

Certain previously reported December 31, 2004 balance sheet amounts have been reclassified in order to be consistent with the March 31, 2005 balance sheet presentation.

Management’s plans, liquidity and business risks

The Company has experienced losses since its inception in 1999 and as of March 31, 2005 had an accumulated deficit of $158.7 million and a working capital deficit of $9.2 million. The Company operates in the rapidly evolving Internet services industry, which is subject to intense competition and rapid technological change, among other factors. The successful execution of the Company’s business plan is dependent upon the Company’s ability to increase and retain its customers, its ability to integrate acquired businesses and purchased assets into its operations and realize planned synergies, the extent to which acquired businesses and assets are able to meet the Company’s expectations and projections, the Company’s ability to retain and attract key employees, and the Company’s ability to manage its growth and geographic expansion, among other factors.

In February 2005, the Company issued a subordinated note for $10.0 million in cash. In March 2005, the Company entered into a $10.0 million credit facility and borrowed $10.0 million under this facility, of which $4.0 million is restricted and held by the lender. The Company repaid $2.7 million and $7.3 million was outstanding under the credit facility as of March 31, 2005. In March 2005, the Company sold its formerly occupied building located in Lyon, France for net proceeds of $5.1 million. Management believes that cash generated from the Company’s operations combined with the amounts received from these transactions is adequate to meet the Company’s future funding requirements. Although management believes that the Company will successfully mitigate its risks, management cannot give any assurance that it will be able to do so or that the Company will ever operate profitably.

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited condensed consolidated financial statements reflect all normal recurring adjustments that the Company considers necessary for the fair presentation of its results of operations and cash flows for the interim periods covered, and of the financial position of the Company at the date of the interim condensed consolidated balance sheet. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U. S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. While the Company believes that the disclosures are adequate to not make the information misleading, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included elsewhere in this report.

The accompanying unaudited consolidated financial statements include all wholly owned subsidiaries. All inter-company accounts and activity have been eliminated.

International operations

The Company recognizes revenue from operations in Canada through its wholly owned subsidiary, Cogent Canada. Revenue for Cogent Canada for the three months ended March 31, 2005 and 2004 was $1.9 million and $1.5 million, respectively. Cogent Canada’s total assets were $11.0 million at March 31, 2005 and $11.4 million at December 31, 2004.  The Company began recognizing revenue from operations in Europe effective with the January 5, 2004 acquisition of Cogent Europe. Revenue for the Company’s European operations for the three months ended March 31, 2005 and 2004 was $7.0 million and $5.6 million, respectively. Cogent Europe’s total consolidated assets were $67.3 million at March 31, 2005 and $68.3 million at December 31, 2004.

Foreign currency translation adjustment and comprehensive loss

The functional currency of Cogent Canada is the Canadian dollar. The functional currency of Cogent Europe is the euro. The consolidated financial statements of Cogent Canada, and Cogent Europe, are translated into U.S. dollars using the period-end foreign currency exchange rates for assets and liabilities and the average foreign currency exchange rates for revenues and expenses.  Individually significant transactions denominated in foreign currencies are translated into U.S. dollars at the exchange rates on the date the transaction is recognized.  Gains and losses on translation of the accounts of the Company’s non-U.S. operations are accumulated and reported as a component of other comprehensive income in stockholders’ equity.

Statement of Financial Accounting Standard (“SFAS”) No. 130, “Reporting of Comprehensive Income” requires “comprehensive income” and the components of “other comprehensive income” to be reported in the financial statements and/or notes thereto. The Company’s only components of “other comprehensive income” are currency translation adjustments for all periods presented.

	Three months ended March 31, 2004	Three months ended March 31, 2005

Net loss applicable to common stock	$(46,198)	$(14,973)
Currency translation	(123)	(381)
Comprehensive loss	$(46,321)	$(15,354)

Financial instruments

The Company considers all highly liquid investments with an original maturity of three months or less at purchase to be cash equivalents. The Company determines the appropriate classification of its investments at the time of purchase and evaluates such designation at each balance sheet date. At March 31, 2005 and December 31, 2004, the Company’s marketable securities consisted of money market accounts, certificates of deposit and commercial paper.

The Company was party to letters of credit totaling approximately $1.7 million at March 31, 2005 and $1.7 million as of December 31, 2004. These letters of credit are secured by certificates of deposit and commercial paper investments of approximately $1.7 million at March 31, 2005 and $1.7 million at December 31, 2004 that are restricted and included in short-term investments and other assets.

At March 31, 2005 and December 31, 2004 the carrying amount of cash and cash equivalents, restricted cash, short-term investments, accounts receivable, prepaid and other current assets, accounts payable, and accrued expenses approximated fair value because of the short maturity of these instruments.  The Allied Riser convertible subordinated notes are due in June 2007 and have a face value of $10.2 million. The notes were recorded at their fair value of approximately $2.9 million at the merger date. The resulting discount is being accreted to interest expense through the maturity date using the effective interest rate method.

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

Stock-based compensation

The Company accounts for its stock option plan and shares of restricted preferred stock granted under its incentive award plans in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations using the intrinsic method. As such, compensation expense related to employee stock options is recorded only if on the date of grant, the fair value of the underlying stock exceeds the exercise price. Compensation expense related to restricted shares is recorded based upon the fair value of the underlying stock.

The Company has adopted the disclosure only requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” which allows entities to continue to apply the provisions of APB Opinion No. 25 for transactions with employees and to provide pro forma disclosures as if the fair value based method of accounting described in SFAS No. 123 had been applied to employee stock option grants and restricted shares. The following table illustrates the effect on net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 (in thousands except per share amounts):

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2005
Net loss applicable to common stock, as reported	$(46,198)	$(14,973)
Add: stock-based employee compensation expense included in reported net loss, net of related tax effects	3,032	3,195
Deduct: total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(3,032)	(3,334)
Pro forma—net loss applicable to common stock	$(46,198)	$(15,112)
Loss per share as reported—basic and diluted	$(68.70)	$(0.92)
Pro forma loss per share—basic and diluted	$(68.70)	$(0.93)

The weighted average per share grant date fair value of options granted was $13.29 for the three months ended March 31, 2005. The fair value of these options was estimated at the date of grant using the Black-Scholes method with the following weighted-average assumptions —an average risk-free rate of 4.0 percent, a dividend yield of 0 percent, an expected life of 5.0 years, and expected volatility of 154%.  There were no options granted in the three months ended March 31, 2004.

The weighted- average per share grant date fair value of restricted shares granted to employees in the three months ended March 31, 2004 was $34.64. There were no restricted shares granted in the three months ended March 31, 2005.  The fair value was determined using the trading price of the Company’s common stock on the date of grant.

Basic and diluted net loss per common share

Net loss per share is presented in accordance with the provisions of SFAS No. 128 “Earnings per Share.” SFAS No. 128 requires a presentation of basic EPS and diluted EPS. Basic EPS excludes dilution for common stock equivalents and is computed by dividing income or loss available to common stockholders by the weighted-average number of common shares outstanding for the period, adjusted, using the if-converted method, for the effect of common stock equivalents arising from the assumed conversion of participating convertible securities, if dilutive. Diluted net loss per common share is based on the weighted- average number of shares of common stock outstanding during each period, adjusted for the effect of common stock equivalents arising from the assumed exercise of stock options, warrants, the conversion of preferred stock and the conversion of convertible debt, if dilutive. Common stock equivalents have been excluded from the net loss per share calculations for all periods presented because their effect would be anti-dilutive.

The weighted average common shares basic and diluted increased from 672,457 for the three months ended March 31, 2004 to 16,260,654 for the three months ended March 31, 2005 primarily due to the effect of the conversion of the Company’s shares of preferred stock into 31.6 million shares of common stock on February 14, 2005.

For the three months ended March 31, 2005 and 2004, options to purchase 1,060,423 and 6,080 shares of common stock at weighted-average exercise prices of $2.33 and $9.03 per share, respectively, are not included in the computation of diluted earnings per share as they are anti-dilutive. For the three months ended March 31, 2005 and 2004, approximately 6,300 shares of common stock issuable on the conversion of the Allied Riser convertible notes and warrants are not included in the computation of diluted earnings per share as they are anti-dilutive.

Recent accounting pronouncements

In December 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) requires all share-based payments to employees, including grants of stock options, to be recognized in the statement of operations based upon their fair values. The Company currently discloses the impact of valuing grants of stock options and recording the related compensation expense in a pro-forma footnote to its financial statements. Under SFAS 123(R) this alternative is no longer available. The Company will be required to adopt SFAS 123(R) on January 1, 2006 and as a result will record additional compensation expense in its statements of operations. The impact of the adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net loss in the notes to these condensed consolidated financial statements. The Company is currently evaluating the impact of the adoption of SFAS 123(R) on its financial position and results of operations, including the valuation methods and support for the assumptions that underlie the valuation of the awards.

Cash flows from financing activities

In connection with the mergers with Cogent Europe and Symposium Omega certain of the Company’s shareholders invested in the entities that acquired the operating assets and liabilities of the businesses acquired. As a result, these amounts are included in cash flows from financing activities in the accompanying condensed consolidated statement of cash flows for the three months ended March 31, 2004.

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

Verio acquisition

In December 2004, the Company acquired most of the off-net Internet access customers of Verio Inc., (“Verio”) a leading global IP provider and subsidiary of NTT Communications Corp. The Company has substantially completed the integration of these acquired assets into its operations and network.

Aleron Broadband Services acquisition

In October 2004, the Company acquired certain assets of Aleron Broadband Services, formally known as AGIS Internet (“Aleron”), and $18.5 million in cash, in exchange for 3,700 shares of its Series M preferred stock. The Company has substantially completed the integration of these acquired assets into its operations and network.

Global Access acquisition

In September 2004, the Company issued 185 shares of Series L preferred stock to the shareholders of Global Access Telecommunications, Inc. (“Global Access”) in exchange for the majority of the assets of Global Access. Global Access was headquartered in Frankfurt, Germany and provided Internet access and other data services in Germany. The Company has substantially completed the process of migrating these customers onto its network.

Merger with UFO Group, Inc.

In August 2004, a subsidiary of the Company merged with UFO Group, Inc. (“UFO Group”). The acquired customer base is comprised of data service customers and its network is comprised of fiber optic facilities located in San Francisco, Los Angeles and Chicago.  The Company has substantially completed the integration of these acquired assets into its operations and network.

Merger with Symposium Omega

In March 2004, Symposium Omega, Inc., (“Omega”) a Delaware corporation and related party, merged with a subsidiary of the Company. Prior to the merger, Omega had raised approximately $19.5 million in cash in a private equity transaction with certain existing investors in the Company and acquired the rights to a German fiber optic network.

Approximately $2.0 million of the $2.9 million purchase price for the German fiber optic network was paid through December 31, 2004 and the remaining $0.9 million was paid in the first quarter of 2005.

Merger with Symposium Gamma, Inc. and acquisition of Firstmark Communications Participations S.à r.l. and Subsidiaries (“Firstmark”)

In January 2004, a subsidiary of the Company merged with Symposium Gamma, Inc. (“Gamma”), a related party. Immediately prior to the merger, Gamma had raised $2.5 million through the sale of its common stock in a private equity transaction with certain existing investors in the Company and new investors and in January 2004 acquired Firstmark for 1 euro. The merger expanded the Company’s network into Western Europe. In 2004, Firstmark changed its name to Cogent Europe S.à r.l (“Cogent Europe”).

3.             Property and equipment and asset held for sale:

Property and equipment consisted of the following (in thousands):

	December 31, 2004	March 31, 2005
Owned assets:
Network equipment	$221,480	$222,683
Network infrastructure	34,303	34,889
Leasehold improvements	61,473	61,521
Software	7,599	7,604
Office and other equipment	5,661	5,610
Buildings	1,654	1,565
Land	260	246
Construction in progress	131	50
	332,561	334,168
Less—Accumulated depreciation and amortization	(117,352)	(128,416)
	215,209	205,752
Assets under capital leases:
IRUs	143,214	142,310
Less—Accumulated depreciation and amortization	(21,148)	(22,924)
	122,066	119,386
Property and equipment, net	$337,275	$325,138

Depreciation and amortization expense related to property and equipment and capital leases was $11.8 million and $13.7 million for the three months ended March 31, 2004 and 2005, respectively.

Asset held for sale

In March 2005, the Company sold a building and land located in Lyon, France for net proceeds of $5.1 million. These assets were acquired in the Cogent Europe acquisition. The associated net book value of $1.2 million was classified as “Asset Held for Sale” in the accompanying December 31, 2004 consolidated balance sheet. This transaction resulted in a gain of approximately $3.8 million included as a component of gains on dispositions of assets in the accompanying statement of operations for the three months ended March 31, 2005.

Capitalized labor and related costs

For the three months ended March 31, 2004 and 2005 the Company capitalized salaries and related benefits of $0.4 million and $0.6 million, respectively. These amounts are included in network infrastructure.

4.             Accrued liabilities:

In July 2004, the French subsidiary of Cogent Europe re-located its Paris headquarters. A reconciliation of the amounts related to these contract termination costs is as follows (in thousands):

Restructuring accrual
Balance – December 31, 2004	$1,476
Accretion	27
Amounts paid	(328)
Balance – March 31, 2005	1,175
Current portion (recorded as accrued liabilities)	(805)
Long term (recorded as other long term liabilities)	$370

Accrued liabilities consist of the following (in thousands):

	December 31, 2004	March 31, 2005
General operating expenditures	$9,575	$10,314
Restructuring accrual	1,229	805
Due to LNG—related party	217	206
Acquired lease accruals—Verio acquisition, current portion	693	595
Deferred revenue	1,940	1,627
Payroll and benefits	2,043	1,237
Taxes	1,004	1,051
Interest	3,968	3,475
Total	$20,669	$19,310

5.             Intangible assets:

Intangible assets consist of the following (in thousands):

	December 31, 2004	March 31, 2005
Peering arrangements (weighted average life of 36 months)	$16,440	$16,440
Customer contracts (weighted average life of 21 months)	10,948	10,826
Trade name (weighted average life of 36 months)	1,764	1,764
Other (weighted average life of 24 months)	167	—
Non-compete agreements (weighted average life of 45 months)	431	431
Licenses (weighted average life of 60 months)	490	468
Total (weighted average life of 31 months)	30,240	29,929
Less-accumulated amortization	(27,115)	(28,325)
Intangible assets, net	$3,125	$1,604

Intangible assets are being amortized over periods ranging from 12 to 60 months. Amortization expense for the three months ended March 31, 2004 and 2005 was approximately $2.8 million and $1.6 million, respectively.

6.             Other long-term assets and liabilities:

Other long-term assets consist of the following (in thousands):

	December 31, 2004	March 31, 2005
Prepaid expenses	$255	$225
Deposits	4,570	4,889
Total	$4,825	$5,114

Other long-term liabilities consist of the following (in thousands):

	December 31, 2004	March 31, 2005
Deposits	$264	$259
Acquired lease accruals—Verio acquisition	1,139	1,072
Restructuring accrual	382	370
Asset retirement obligation	978	937
Other	192	121
Total	$2,955	$2,759

Warrant sale

In the Firstmark acquisition the Company obtained warrants to purchase ordinary shares of a company listed on the NASDAQ. The warrants were valued at the acquisition date at a fair market value of approximately $2.6 million under the Black-Scholes method of valuation. In January 2004, the Company exercised the warrants and sold the related securities for proceeds of approximately $3.5 million resulting in a gain of approximately $0.9 million. The gain is included as a component of gains on dispositions of assets in the accompanying statement of operations for the three months ended March 31, 2004.

7.             Long-term debt and credit facility:

Subordinated note

On February 24, 2005, the Company issued a subordinated note in the principal amount of $10.0 million to Columbia Ventures Corporation, a stockholder, in exchange for $10.0 million in cash. The note was issued pursuant to a note purchase agreement dated February 24, 2005. The note has an initial interest rate of 10.0% per annum and the interest rate increases by one percent on August 24, 2005, six months after the note was issued, and by a further one percent at the end of each successive six-month period up to a maximum of 17.0%. Interest on the note accrues and is payable on the note’s maturity date of February 24, 2009. The Company may prepay the note in whole or in part at any time without penalty. The terms of the note require the payment of all principal and accrued interest upon the occurrence of a liquidity event, which is defined as an equity offering of at least $30 million in net proceeds. The note is subordinated to the Amended and Restated Cisco Note, as well as the Company’s accounts receivable credit facility.  If the Company’s Public Offering is successful, part of the proceeds will be required to be used to repay the $10.0 million subordinated note, plus accrued interest.

Accounts receivable credit facility

In March 2005, the Company entered into a credit facility with a commercial bank. The credit facility provides for borrowings of up to $10.0 million and is secured by a first priority lien on the Company’s accounts receivable and a second priority lien on a majority of the Company’s assets. The borrowing base is determined primarily by the aging characteristics related to the Company’s accounts receivable. On March 18, 2005, the Company borrowed $10.0 million against its North American accounts receivable. Of this amount $4.0 million is restricted and held by the lender as a covenant.  This amount is classified as restricted cash in the accompanying March 31, 2005 balance sheet. The credit facility matures on January 31, 2007. As of March 31, 2005, the Company repaid $2.7 million of the initial $10.0 million borrowing.  The lender has access to the Company’s customer payments through its lockbox bank account, and as a result the obligation is classified as a current obligation in the accompanying March 31, 2005 balance sheet. Borrowings under the credit facility accrue interest at the prime rate plus 1.5% (7.25% at March 31, 2005) and may, in certain circumstances, be reduced to the prime rate plus 0.5%. Interest is paid monthly. The line includes an unused facility fee of .375% and a 1% prepayment penalty. The agreements governing the credit facility contain certain customary representations and warranties, covenants, notice provisions and events of default including a requirement to maintain a certain percentage of the Company’s unrestricted cash with the commercial bank.

Cisco credit facility

In July 2003 the Company restructured it credit facility with Cisco Systems Capital Corporation (“Cisco Capital”) and entered into an amended and restated promissory note (the “Amended and Restated Cisco Note”) with an aggregate principal amount of $17.0 million under a modified credit facility (“Amended and Restated Credit Agreement”).  Cisco Capital retained its senior security interest in substantially all of the Company’s assets, however, the Company may subordinate Cisco Capital’s security interest in the Company’s accounts receivable to another lender, and did so in March 2005 through its accounts receivable line of credit. The Amended and Restated Cisco Note was issued under the Amended and Restated Credit Agreement and is to be repaid in three installments. No interest is payable, nor does interest accrue on the Amended and Restated Cisco Note until February 2006, unless the Company defaults. Principal and interest is paid as follows: a $7.0 million principal payment is due in February 2006, a $5.0 million principal payment plus accrued interest is due in February 2007, and a final principal payment of $5.0 million plus accrued interest is due in February 2008. When the Amended and Restated Cisco Note accrues interest, interest accrues at the 90-day LIBOR rate plus 4.5%.

The Amended and Restated Cisco Note is subject to mandatory prepayment in full, without prepayment penalty, upon the occurrence of the closing of any change in control of the Company, the completion of any equity financing or receipt of loan proceeds in excess of $30.0 million, the achievement by the Company of four consecutive quarters of positive operating cash flow of at least $5.0 million in each quarter, or the merger of the Company resulting in a combined entity with an equity value greater than $100.0 million, each of these events is defined in the agreement. The debt is subject to partial mandatory prepayment in an amount equal to the lesser of $2.0 million or the amount raised if the Company raises less than $30.0 million in a future equity financing.  If the Company’s Public Offering is successful, part of the proceeds will be required to be used to repay the $17.0 million Amended and Restated Cisco Note.

Allied Riser convertible subordinated notes

The Allied Riser convertible subordinated notes are due on June 15, 2007. These $10.2 million notes were recorded at their fair value of approximately $2.9 million at the February 2002 merger date. The associated discount is accreted to interest expense through the maturity date. The notes are convertible at the option of the holders into approximately 1,050 shares of the Company’s common stock. Interest accrues at 7.5% and is payable semiannually on June 15 and December 15, and is payable, at the election of the Company, in either cash or registered shares of the Company’s common stock. The notes are redeemable at the Company’s option at any time on or after the third business day after June 15, 2004, at specified redemption prices plus accrued interest.

8.             Contingencies:

LambdaNet Germany

In 2004, Cogent Europe’s subsidiaries provided network services to and in turn utilized the network of LambdaNet Communications AG (“LambdaNet Germany”) in order for each entity to provide services to certain of their customers under a network sharing agreement. LambdaNet Germany was a majority owned subsidiary of a related party, LNG Holdings S.A (“LNG”) from November 2003 until April 2004 when LambdaNet Germany was sold to an unrelated party. (Note 10) During the three months ended March 31, 2004 Cogent Europe recorded revenue of $0.6 million from LambdaNet Germany and network costs of $1.1 million under the network sharing agreement. There were no amounts recorded in the three months ended March 31, 2005 as this arrangement has been eliminated. As of March 31, 2005, Cogent Europe had recorded net amounts due from LambdaNet Germany of $1.9 million and net amounts due to LambdaNet Germany of $1.9 million. The Company is involved in a dispute over services provided by and to LambdaNet Germany during the time LambdaNet Germany was a sister company of the Company’s French and Spanish subsidiaries. Cogent France and Cogent Spain are no longer sister companies of LambdaNet Germany. The Company intends to vigorously defend its position related to these charges and believes it has defenses and offsetting claims against LambdaNet Germany.

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

The Company is involved in a dispute related to a lease of space in Marsaille, France.  The landlord has demanded approximately $1.0 million in back rent and operating expenses.  The Company intends to vigorously defend its position and belives that it has adequately reserved for any potential liability.

The Company is involved in other legal proceedings in the normal course of business which management does not believe will have a material impact on the Company’s financial condition.

9.             Stockholders’ equity:

In March 2005, the Company’s board of directors and shareholders approved an amended and restated charter that increased the number of authorized shares of the Company’s common stock to 75.0 million shares and designated 10,000 shares of undesignated preferred stock.

Dividends

The Cisco credit facility and the Company’s accounts receivable credit facility prohibit the Company from paying cash dividends and restrict the Company’s ability to make other distributions to its stockholders.

Beneficial conversion charges

Beneficial conversion charges of $2.5 million and $19.5 million were recorded on January 5, 2004 and March 30, 2004, respectively, since the price per common share at which the Series I and Series J preferred stock issued on those dates converted into were less than the quoted trading price of the Company’s common stock on those dates.

2004 Incentive award plan

In April 2005, the Company’s board of directors and stockholders approved an increase in the number of shares available for grant under the Company’s 2004 Incentive Award Plan by 600,000 shares of common stock.

10.          Related party transactions:

Office lease

The Company’s headquarters is located in an office building owned by an entity controlled by the Company’s Chief Executive Officer. The Company paid $0.1 million and $0.1 million in rent for the three months ended March 31, 2004 and March 31, 2005, respectively.  The lease expires in August 2006.

LNG

In November 2003, approximately 90% of the stock of LNG, the then parent company to Firstmark, now named Cogent Europe, was acquired by Symposium Inc. (“Symposium”) a Delaware corporation. Symposium is wholly owned by the Company’s Chief Executive Officer. In January 2004, LNG transferred its interest in Firstmark to Symposium Gamma, Inc. (“Gamma”), a Delaware corporation.  Prior to the transfer, Gamma had raised approximately $2.5 million in a private equity transaction with certain existing investors in the Company and new investors. Symposium continues to own approximately 90% of the stock of LNG. LNG operates as a holding company. Its subsidiaries hold assets related to their former telecommunications operations.

Prior to the Company’s merger with Symposium, Gamma Inc. and advanced as part of the merger, LNG transferred $1.3 million to Cogent France. Cogent France repaid the $1.3 million to LNG in March 2004.

In January 2005, the Company reimbursed LNG approximately $50,000 of the approximate $250,000 for salaries paid to two employees of LNG that were providing Cogent Europe accounting and management services during 2004. In November 2004, these two employees became employees of Cogent Europe. The remaining amount is reflected in accrued liabilities on the accompanying December 31, 2004 and March 31, 2005 balance sheets.  This amount was paid to LNG in April 2005.

Marketing agreement

The Company has entered into an agency sales and mutual marketing agreement with CTC Communications Corporation, a company owned indirectly by one of the Company’s directors. CTC is also a customer and the Company recorded approximately $16,000 of revenue from CTC for the three months ended March 31, 2004 and $18,000 for the three months ended March 31, 2005.

Subordinated note

On February 24, 2005, the Company issued a subordinated note in the principal amount of $10.0 million to Columbia Ventures Corporation, a stockholder, in exchange for $10.0 million in cash (Note 7).  Columbia Ventures is owned by one of the Company’s directors.

Customer agreement

In connection with the August 2004 UFO acquisition the Company acquired Cisco as a customer. Cisco is a company stockholder and lender. The Company recorded revenue from Cisco of approximately $120,000 for the three months ended March 31, 2005.

11.          Segment information:

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company operates as one operating segment. Below are the Company’s net revenues and long lived assets by geographic theater (in thousands):

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2005

Net Revenues
North America	$15,359	$27,455
Europe	5,586	6,959
Total	$20,945	$34,414

	December 31, 2004	March 31, 2005
Long lived assets, net
North America	$287,204	$278,081
Europe	54,416	48,661
Total	$341,620	$326,742

ITEM 2.                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis together with our consolidated financial statements and related notes included in this report. The discussion in this report contains forward- looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this report should be read as applying to all related forward-looking statements wherever they appear in this report. Our actual results could differ materially from those discussed here.

General Overview

We are a leading facilities-based provider of low-cost, high-speed Internet access and IP communications services. Our network is specifically designed and optimized to transmit data using IP. IP networks are significantly less expensive to operate and are able to achieve higher performance levels than the traditional circuit-switched networks used by our competitors, thus giving us clear cost and performance advantages in our industry. We deliver our services to small and medium-sized businesses, communications service providers and other bandwidth-intensive organizations through over 9,000 customer connections in North America and Europe. Our primary on-net service is Internet access at a speed of 100 Megabits per second, much faster than typical Internet access currently offered to businesses. We offer this on-net service exclusively through our own facilities, which run all the way to our customers’ premises.

Our network is comprised of in-building riser facilities, metropolitan optical fiber networks, metropolitan traffic aggregation points and inter-city transport facilities. The network is physically connected entirely through our facilities to over 1,000 buildings in which we provide our on-net services, including over 800 multi-tenant office buildings. We also provide on-net services in carrier-neutral colocation facilities, data centers and single-tenant office buildings. Because of our integrated network architecture, we are not dependent on local telephone companies to serve our on-net customers. We emphasize the sale of on-net services because sales of these services generate higher gross profit margins.

In addition to providing our on-net services, we also provide Internet connectivity to customers that are not located in buildings directly connected to our network. We serve these off-net customers using other carriers’ facilities to provide the “last mile” portion of the link from our customers’ premises to our network.

We believe our key opportunity is provided by our high-capacity network, which provides us with the ability to add a significant number of customers to our network with minimal incremental costs. Our focus is to add customers to our network in a way that maximizes its use and at the same time provides us with a customer mix that produces strong profit margins. We are responding to this opportunity by increasing our sales and marketing efforts. In addition, we may add customers to our network through strategic acquisitions.

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

We have grown our net service revenue from $20.9 million for the three months ended March 31, 2004 to $34.4 million for the three months ended March 31, 2005. Net service revenue is determined by subtracting our allowances for sales credit adjustments and unfulfilled purchase obligations from our gross service revenue. We have generated our revenue growth through the strategic acquisitions of communications network assets and customers, primarily from financially distressed companies, the continued expansion of our network of on-net buildings and the increase in customers generated by our sales and marketing efforts.

Our on-net service consists of high-speed Internet access and IP connectivity ranging from 0.5 Megabits per second to several Gigabits per second of bandwidth. We offer our on-net services to customers located in buildings that are physically connected to our network. Off-net services are sold to businesses that are connected to our network primarily by means of T1, T3, E1 and E3 lines obtained from other carriers. After our October 2004 acquisition of certain assets of Aleron Broadband Services we started providing managed modem services to service providers offering dial-up Internet access.  Our non-core services, which consist of legacy services of companies whose assets or businesses we have acquired, include email, retail dial-up Internet access, shared web hosting, managed web hosting, managed security, voice services (only provided in Toronto, Canada), point to point private line services, and during 2004 services provided to LambdaNet Germany under a network sharing arrangement as discussed below. We do not actively market these non-core services and expect the net service revenue associated with them to continue to decline.

Our on-net, off-net, managed modem and non-core services comprised 64.3%, 23.4%, 0% and 12.3% of our net service revenue, respectively, for the three months ended March 31, 2004 and 52.9%, 37.0%, 4.5% and 5.6% for the three months ended March 31, 2005.  While we target our sales and marketing efforts at increasing on-net customers, the mix of on-net and off-net revenues has been and will be affected by customers we have added and may add through acquisitions. For example, off-net service revenue has increased as a percentage of total revenue in the first quarter of 2005 due to the inclusion of a full year of revenue from customers we added through our December 2004 Verio Inc. acquisition, which provided primarily off-net services.

We have grown our gross profit from $5.2 million for the three months ended March 31, 2004 to $11.5 million for the three months ended March 31, 2005. Our gross profit margin has expanded from 24.9% for the three months ended March 31, 2004 to 33.3% for the three months ended March 31, 2005. We determine gross profit by subtracting network operation expenses from our net service revenue (other than amortization of deferred compensation). The amortization of deferred compensation classified as cost of network services was $0.2 million for the three months ended March 31, 2004 and $0.1 million for the three months ended March 31, 2005. We believe that our gross profit will benefit from the limited incremental expenses associated with providing service to new on-net customers. We have not allocated depreciation and amortization expense to our network operations expense.

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

If we consummate our Public Offering, discussed below, we plan to use part of the proceeds of our Public Offering to increase our number of on-net buildings by approximately 100 buildings, primarily by adding carrier-neutral facilities in Europe, over the 12 months following the consummation of the Public Offering.

Historically, our operating expenses have exceeded our net service revenue resulting in operating losses of $21.9 million for the three months ended March 31, 2004 and $15.7 million for the three months ended March 31, 2005. In each of these periods, our operating expenses consisted primarily of the following:

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

Amortization of deferred compensation that results from the expense of amortizing the fair value of our stock options granted with an exercise price below market value and restricted stock granted to our employees.

Recent Developments

Public Offering

On February 14, 2005, we filed a registration statement to sell up to $86.3 million worth of shares of common stock in a public offering “Public Offering”). There can be no assurances that the Public Offering will be completed.

Equity Conversion

On February 15, 2005, the holders of our preferred stock converted all of their shares of preferred stock into 31.6 million shares of our common stock (the “Equity Conversion”). As a result, we no longer have outstanding shares of preferred stock and the liquidation preferences on our preferred stock have been eliminated.

Subordinated Note

On February 24, 2005, we issued a subordinated note in the principal amount of $10.0 million to Columbia Ventures Corporation. The note was issued pursuant to a Note Purchase Agreement dated February 24, 2005. Columbia Ventures Corporation is a stockholder and is owned by one of the Company’s directors.

Credit Facility

On March 9, 2005, we entered into a credit facility with a commercial bank. The credit facility provides for borrowings of up to $10.0 million and is secured by our accounts receivable and other assets. The borrowing base is determined primarily by the aging characteristics related to our accounts receivable. On March 18, 2005, we borrowed $10.0 million against our North American accounts receivable. Of this amount $4.0 million is restricted and held by the lender as a financial covenant under the agreement.  As of March 31, 2005 there was $7.3 million outstanding under the credit facility.

Reverse Stock Split

On March 24, 2005, we effected a 1-for-20 reverse stock split. Accordingly, all share and per share amounts in this report have been retroactively adjusted to give effect to this event.

Building Sale

On March 30, 2005, we sold a building we owned located in Lyon, France for net proceeds of approximately $5.1 million. This transaction resulted in a gain of approximately $3.8 million.

Acquisitions

Since our inception, we have consummated 13 acquisitions through which we have generated revenue growth, expanded our network and customer base and added strategic assets to our business. We have accomplished this primarily by acquiring financially distressed companies or their assets at a significant discount to their original cost. The overall impact of these acquisitions on the operation of our business has been to extend the physical reach of our network in both North America and Europe, expand the breadth of our service offerings, and increase the number of customers to whom we provide our services. A substantial portion of our historical growth in net service revenue has been generated by the customer contracts we have acquired. However, following an acquisition, we have historically experienced a decline in revenue attributable to acquired customers as these customers’ contracts have expired and they have entered into standard Cogent customer contracts at generally lower rates or have chosen not to renew service with us. We anticipate that we will experience similar declines with respect to customers we have acquired or will acquire.

Verio Acquisition

In December 2004, we acquired most of the off-net Internet access customers of Verio Inc., a leading global IP provider and subsidiary of NTT Communications Corp. The acquired assets included over 3,700 customer connections located in 23 of our U.S. markets, customer accounts receivable and certain network equipment. We assumed the liabilities associated with providing services to these customers including vendor relationships, accounts payable, and accrued liabilities. We have substantially completed the integration of these acquired assets into our operations and network.

Acquisition of Aleron Broadband Services

In October 2004, we acquired certain assets of Aleron Broadband Services, formally known as AGIS Internet, and $18.5 million in cash, in exchange for 3,700 shares of our Series M preferred stock, which converted into approximately 5.7 million shares of our common stock in the Equity Conversion. We acquired Aleron’s customer base and network, as well as Aleron’s Internet access and managed modem service. We have substantially completed the integration of these acquired assets into our operations and network.

Acquisition of Global Access

In September 2004, we issued 185 shares of our Series L preferred stock in exchange for the majority of the assets of Global Access Telecommunications Inc. The Series L preferred stock issued in the transaction converted into approximately 0.3 million shares of our common stock in the Equity Conversion. Global Access provided Internet access and other data services in Germany. We acquired over 350 customers in Germany as a result of the acquisition and have substantially completed the process of migrating these customers onto our network.

Acquisition of UFO Group, Inc.

In August 2004, we acquired certain assets of Unlimited Fiber Optics, Inc., or UFO, for 2,600 shares of our Series K preferred stock. The preferred stock issued in the merger converted into approximately 0.8 million shares of our common stock in the Equity Conversion. Among these assets is UFO’s customer base, which is comprised of data service customers located in San Francisco and Los Angeles. The acquired assets also included net cash of approximately $1.9 million and customer accounts receivable. The Company has substantially completed the integration of these acquired assets into its operations and network.

Acquisition of European Network

In 2004 we expanded our operations into Europe and acquired customers and extended our network, primarily in France, Spain, and Germany.  In January 2004 we acquired Firstmark Communications Participation S.à r.l., now named Cogent Europe S.à r.l., the parent holding company of Cogent France and Cogent Spain. In March 2004, we acquired network assets in Germany formerly operated as part of the Carrier 1 network.

Results of Operations

Our management reviews and analyzes several key performance indicators in order to manage our business and assess the quality of and potential variability of our net service revenues and cash flows. These key performance indicators include:

net service revenues, which are an indicator of our overall business growth;

gross profit, which is an indicator of both our service offering mix, competitive pressures and the cost of our network operations;

growth in our on-net customer base, which is an indicator of the success of our on-net focused sales efforts;

growth in our on-net buildings; and

distribution of revenue across our service offerings.

The following summary table presents a comparison of our results of operations for the three months ended March 31, 2004 and 2005 with respect to certain key financial measures. The comparisons illustrated in the table are discussed in greater detail below.

	Three Months Ended March 31,		Percent
	2004	2005	Change
	(unaudited)	(unaudited)
	(in thousands)	(in thousands)

Net service revenue	$20,945	$34,414	64.3%
Network operations expenses (1)	15,735	22,937	45.8%
Gross profit (2)	5,210	11,477	120.3%
Selling, general, and administrative expenses (3)	9,581	10,296	7.5%
Depreciation and amortization expenses	14,536	13,680	(5.9)%
Net loss	(24,170)	(14,973)	(38.1)%

(1)   Excludes amortization of deferred compensation of $212 and $96 in the three months ended March 31, 2004 and 2005, respectively, which, if included would have resulted in a period-to-period change of 44.4%.

(2)   Excludes amortization of deferred compensation of $212 and $96 in the three months ended March 31, 2004 and 2005, respectively, which, if included would have resulted in a period-to-period change of 127.7%.

(3)   Excludes amortization of deferred compensation of $2,820 and $3,099 in the three months ended March 31, 2004 and 2005, respectively, which, if included would have resulted in a period-to-period change of 8.0%.

Net Service Revenue.  Our net service revenue increased 64.3% from $20.9 million for the three months ended March 31, 2004 to $34.4 million for the three months ended March 31, 2005. The increase in net service revenue is primarily attributable to the $10.7 million increase from revenue from customers acquired in the UFO, Aleron and Verio acquisitions and a $5.5 million increase in organic revenue. We define organic revenue as revenue derived from contracts obtained as a result of our sales efforts. Revenue from acquired customers who enter into contracts with us once their existing contracts expire or amend their acquired contract are reflected as organic revenue. These increases were offset by a $2.7 million decrease in revenue from the expiration or termination of customer contracts acquired from Allied Riser, PSINet, FNSI and Cogent Europe although many of these customers entered into new contracts with us once their existing contracts expired, and as such, the revenue of these contracts is reflected in the increase in organic revenue.

Our on-net, off-net, managed modem and non-core services comprised 64.3%, 23.4%, 0% and 12.3% of our net service revenue, respectively, for the three months ended March 31, 2004 and 52.9%, 37.0%, 4.5% and 5.6%, respectively, for the three months ended

March 31, 2005.  Off-net service revenue has increased as a percentage of total revenue due to the inclusion of revenue from customers we added through our December 2004 Verio Inc. acquisition, which provided primarily off-net services. We provide a managed modem service since our October 2004 acquisition of certain assets of Aleron Broadband Services.

Our net service revenue related to our acquisitions is included in our statements of operations from the acquisition dates. Net service revenue from Cogent Europe totaled $5.6 million for the three months ended March 31, 2004 and $7.0 million for the three months ended March 31, 2005.  The increase is primarily attributed to $1.3 million of revenue from Cogent Germany which includes the results of Global Access which we acquired in September 2004.  Approximately $0.6 million of the Cogent Europe net service non-core revenue during the three months ended March 31, 2004 was derived from network sharing services rendered to LambdaNet Communications Deutschland AG, or LambdaNet Germany. In January 2005, this network sharing arrangement was eliminated and there was no revenue recorded from LambdaNet Germany in 2005. Net service revenue from our UFO, Aleron and Verio acquisitions that occurred in August 2004, October 2004 and December 2004, respectively, totaled $10.7 million for the three months ended March 31, 2005.

Network Operations Expense.  Our network operations expense, excluding the amortization of deferred compensation, increased 45.8% from $15.7 million for the three months ended March 31, 2004 to $22.9 million for the three months ended March 31, 2005. The increase was primarily due to a $5.7 million increase from expenses related to the December 2004 Verio acquisition and the costs associated with our UFO and Aleron acquisitions.  For the three-month period ended March 31, 2004, Cogent Europe recorded $1.1 million of network usage costs from LambdaNet Germany. In January 2005, this network sharing arrangement was eliminated and there were no such costs in 2005.

Gross profit. Our gross profit, excluding amortization of deferred compensation, increased 120.3% from $5.2 million for the three months ended March 31, 2004 to $11.5 million for the three months ended March 31, 2005. The $6.3 million increase is attributed to our increase in net service revenue. Our gross profit margin, excluding the amortization of deferred compensation, has expanded from 24.9% for the three months ended March 31, 2004 to 33.3% for the three months ended March 31, 2005.

Selling, General, and Administrative Expenses.  Our SG&A expenses, excluding the amortization of deferred compensation, increased 7.5% from $9.6 million for the three months ended March 31, 2004 to $10.3 million for the three months ended March 31, 2005. SG&A expenses increased primarily from an increase in employees related to our acquisitions. Our SG&A expenses for the three month period ended March 31, 2004 included a $0.6 million of expense related to a settlement of a dispute with a landlord over a lease acquired in the Allied Riser merger.

Amortization of Deferred Compensation.   The total amortization of deferred compensation increased from $3.0 million for the three months ended March 31, 2004 to $3.2 million for the three months ended March 31, 2005.  Deferred compensation is related to shares of restricted stock granted to our employees and options granted to certain employees with an exercise price below market value. These options were granted to certain of our employees in the third quarter of 2004. We amortize deferred compensation costs on a straight-line basis over the service period.

Depreciation and Amortization Expenses.  Our depreciation and amortization expense decreased from $14.5 million for the three months ended March 31, 2004 to $13.7 million for the three months ended March 31, 2005. Depreciation and amortization expense decreased as the increase in depreciation expense from additional property and equipment was more than offset by a decrease in amortization expense related to intangible assets, which had become fully amortized.

Net Loss   Net loss was $24.2 million for the three months ended March 31, 2004 and $15.0 million for the three months ended March 31, 2005. Included in net income are net gains on the disposition of assets of $0.9 million for the three months ended March 31, 2004 and $3.4 million for the three months ended March 31, 2005.

Liquidity and Capital Resources

In assessing our liquidity, our management reviews and analyzes our current cash balances on-hand, our accounts receivable, accounts payable, foreign exchange rates, capital expenditure commitments, and our required debt payments and other obligations.

We have recently engaged in a series of transactions that have impacted our liquidity. These included the following:

•  On March 30, 2005, Cogent France sold a building located in Lyon, France for net proceeds of approximately $5.1 million.

•  On March 9, 2005, we entered into a credit facility with a commercial bank. The credit facility provides for borrowings of up to $10.0 million and is secured by our accounts receivable. On March 18, 2005, we borrowed $10.0 million against our North American accounts receivable under the line of credit. Of this amount $4.0 million is restricted and held by the lender. As of March 31, 2005 there was $7.3 million outstanding under the line of credit.

•  On February 24, 2005, we issued a subordinated note in the principal amount of $10.0 million to Columbia Ventures Corporation in exchange for $10.0 million in cash.

•  During 2004, in connection with a series of mergers we acquired cash totaling approximately $42.4 million.

•  In November 2004, Cogent Spain reduced its quarterly IRU lease payments, modified its payments and eliminated accrued and future interest on its note obligation resulting in a gain of approximately $5.2 million.

•  In March 2004, Cogent France reduced its obligation under its intra-city IRU by approximately $2.6 million.

Cash Flows

The following table sets forth our consolidated cash flows for the three months ended March 31, 2004 and three months ended March 31, 2005.

	Three months ended March 31,
(in thousands)	2004	2005
Net cash used in operating activities	$(11,582)	$(6,622)
Net cash provided by (used in) investing activities	7,529	(2,811)
Net cash provided by financing activities	19,749	13,211
Effect of exchange rates on cash	(137)	(310)
Net increase in cash and cash equivalents during period	$15,559	$3,468

Net Cash Used In Operating Activities.   Net cash used in operating activities was $11.6 million for the three months ended March 31, 2004 compared to $6.6 million for the three months ended March 31, 2005. Our primary sources of operating cash are receipts from our customers who are billed on a monthly basis for our services. Our primary uses of operating cash are payments made to our vendors and employees. Our net loss was $24.2 million for the three months ended March 31, 2004 compared to a net loss of $15.0 million for the three months ended March 31, 2005. Net loss for the three months ended March 31, 2004 and three months ended March 31, 2005 included net gains on the disposition of assets of $0.8 million and $3.5 million, respectively. Depreciation and amortization, including the amortization of deferred compensation and the debt discount on the Allied Riser notes was $17.8 million for the three months ended March 31, 2004 and $17.2 million for the three months ended March 31, 2005. Net changes in assets and liabilities resulted in a decrease to operating cash of $4.5 million for the three months ended March 31, 2004 and a decrease in operating cash of $5.4 million for the three months ended March 31, 2005.

Net Cash Provided By (Used In) Investing Activities.   Net cash provided by investing activities was $7.5 million for the three months ended March 31, 2004 and net cash used in investing activities was $2.8 million for the three months ended March 31, 2005. Our primary use of investing cash for the three months ended March 31, 2004 was $1.8 million for the purchase of property and equipment. Our primary uses of investing cash for the three months ended March 31, 2005 were $3.1 million for the purchase of property and equipment, $4.0 million of restricted cash required as a covenant under our accounts receivable credit facility, and $1.0 million for the final payment under our purchase of network assets in Germany. Our primary sources of investing cash for the three months ended March 31, 2004 were $3.7 million from the proceeds of the disposition of assets, $3.5 million from the maturities of short-term investments and $2.2 million of cash acquired in our acquisition of Cogent Europe. Our primary sources of investing cash for the three months ended March 31, 2005 were $5.1 million from the proceeds of the disposition of assets.

Net Cash Provided by Financing Activities.   Financing activities provided net cash of $19.7 million for the three months ended March 31, 2004 and $13.2 million for the three months March 31, 2005. Our primary uses of financing cash for the three months ended March 31, 2004 were $1.2 million for a payment to LNG, a related party, and $1.0 million of principal payments under our capital lease obligations. Our primary uses of financing cash for the three months ended March 31, 2005 were $4.1 million of principal payments under our capital lease obligations and $2.7 million of principal payments made on our accounts receivable credit facility. Our primary source of financing cash for the three months ended March 31, 2004 was $22.0 million of cash acquired in mergers.  Our primary sources of financing cash for the three months ended March 31, 2005 were $10.0 million of cash borrowed under our accounts receivable credit facility and $10.0 million borrowed under our subordinated note.

Cash Position and Indebtedness

Our total indebtedness, net of discount, at March 31, 2005 was $141.0 million and our total cash and cash equivalents and short-term investments were $21.7 million, $4.3 million of which is restricted.  Our total indebtedness at March 31, 2005 includes $100.4 million of the present value of capital lease obligations for dark fiber primarily under 15-25 year IRUs, of which approximately $7.2 million is considered a current liability.

Subordinated Note

On February 24, 2005, we issued a subordinated note in the principal amount of $10.0 million to Columbia Ventures Corporation in exchange for $10 million in cash. The note was issued pursuant to a Note Purchase Agreement dated February 24, 2005. Columbia

Ventures Corporation is a shareholder and is owned by one of the Company’s directors. The note has an initial interest rate of 10.0% per annum and the interest rate increases by one percent on August 24, 2005, six months after the note was issued, and by a further one percent at the end of each successive six-month period up to a maximum of 17.0%. Interest on the note accrues and is payable on the note’s maturity date of February 24, 2009. We may prepay the note in whole or in part at any time without penalty. The terms of the note require the payment of all principal and accrued interest upon the occurrence of a liquidity event, which is defined as an equity offering of at least $30 million in net proceeds. Our Public Offering would constitute a liquidity event and would require us to use a portion of the proceeds of the offering to repay the principal and accrued interest on the note. The note is subordinated to the debt evidenced by the Amended and Restated Cisco Note, as well as our accounts receivable credit facility obtained in March 2005. Management believes that the terms of the note are at least as favorable as those we would have been able to obtain from an unaffiliated third party.

Line of Credit

On March 9, 2005, we entered into a credit facility with a commercial bank. The credit facility provides for borrowings of up to $10.0 million and is secured by our accounts receivable and our other assets. The borrowing base is determined primarily by the aging characteristics related to our accounts receivable. On March 18, 2005, we borrowed $10.0 million against our North American accounts receivable under the line of credit. Of this amount $4.0 million is restricted and held by the lender as a covenant.  This amount is classified as restricted cash and cash equivalents on our March 31, 2005 balance sheet. The credit facility matures on January 31, 2007. The lender has access to our customer payments through our lockbox bank account, and as a result the credit facility is classified as a current obligation on our March 31, 2005 balance sheet. Borrowings under the credit facility accrue interest at the prime rate plus 1.5% (7.25% at March 31, 2005) and may, in certain circumstances, be reduced to the prime rate plus 0.5%. Our obligations under the credit facility are secured by a first priority lien in certain of our accounts receivable, a second priority lien on a majority of our assets and are guaranteed by our material domestic subsidiaries. Interest is paid monthly. The credit facility includes an unused facility fee of 0.37% and a 1% prepayment penalty.  As of March 31, 2005, there was $7.3 million outstanding under the credit facility. The agreements governing the credit facility contain certain customary representations and warranties, covenants, notice provisions and events of default including a requirement to maintain a certain percentage of the Company’s unrestricted cash with the commercial bank.

Future Capital Requirements

We believe that our cash on hand which includes cash obtained in 2005 from our credit facility, subordinated note and building sale, together with cash flows from operations, will be adequate to meet our working capital, capital expenditure, debt service and other cash requirements for the foreseeable future if we execute our business plan. Our business plan assumes, among other things, the following:

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

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) requires all share-based payments to employees, including grants of stock options, to be recognized in the statement of operations based upon their fair values. We currently disclose the impact of valuing grants of stock options and recording the related compensation expense in a pro-forma footnote to our financial statements. Under SFAS 123(R) this alternative is no longer available. We will be required to adopt SFAS 123(R) in the first quarter of 2006 and as a result will record additional compensation expense in our statements of operations. The impact of the adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net loss in the notes to our consolidated financial statements. We are currently evaluating the impact of the adoption of SFAS 123(R) on our financial position and results of operations, including the valuation methods and support for the assumptions that underlie the valuation of the awards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Quantitative And Qualitative Disclosures About Market Risk

All of our financial instruments that are sensitive to market risk are entered into for purposes other than trading. Our primary market risk exposure is related to interest rate fluctuations that effect our marketable securities and certain of our debt instruments and currency fluctuations of the euro and the Canadian dollar versus the United States dollar. We place our marketable securities investments in instruments that meet high credit quality standards as specified in our investment policy guidelines.

Marketable securities were approximately $21.7 million at March 31, 2005, $21.3 million of which are considered cash and cash equivalents and mature in 90 days or less and $0.4 million are short-term investments. Of this amount $4.0 million is restricted and held by the lender as a covenant and $0.4 million is restricted for collateral against letters of credit. We also own commercial paper investments and certificates of deposit totaling $1.4 million that are classified as other long-term assets. These investments are also restricted for collateral against letters of credit.

Our debt obligations at March 31, 2005 with the exception of our accounts receivable credit facility carry fixed interest rates and are not subject to changes in interest rates. Our $10.0 million credit facility is indexed to the prime rate plus 1.5% and may, in certain circumstances be reduced to the prime rate plus 0.5%. Interest on our Amended and Restated Cisco Note will not accrue until February 2006, unless we default under the terms of the note. When the note accrues interest, interest accrues at the 90-day LIBOR rate plus 4.5%. Our subordinated note has an initial interest rate of 10.0% per annum and the interest rate increases by one percent on August 24, 2005, six months after the note was issued, and by a further one percent at the end of each successive six-month period up to a maximum of 17.0%. Interest on the note accrues and is payable on the note’s maturity date of February 24, 2009. The Allied Riser convertible subordinated notes are due in June 2007 have a face value of $10.2 million. The notes were recorded at their fair value of approximately $2.9 million at the merger date. The resulting discount is being accreted to interest expense through the maturity date using the effective interest rate method.

Our European and Canadian operations expose us to currency fluctuations and exchange rate risk. For example, while we record revenues and financial results from our European and Canadian operations in euros and the Canadian dollar, respectively, these results are reflected in our consolidated financial statements in U.S. dollars. Therefore, our reported results are exposed to fluctuations in the exchange rates between the U.S. dollar and the euro and the Canadian dollar. In particular, we fund the euro-based operating expenses and associated cash flow requirements of our European operations, including IRU obligations, in U.S. dollars. Accordingly, in the event that the euro strengthens versus the dollar to a greater extent, the expenses and cash flow requirements associated with our European operations may be significantly higher in U.S.-dollar terms than planned.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The adoption of the Corporation’s Fifth Amended and Restated Certificate of Incorporation effecting a 20-for-1 reverse split in the Corporation’s common stock and decreasing the number of authorized shares to 75,000,000 of common stock and 10,000 shares of unissued and undesignated preferred stock was approved by the holders of our securities by written action on February 18, 2005.  The reverse split was effected on March 24, 2005.

ITEM 6. EXHIBITS.

Exhibit Number	Description

3.1

Fifth Amended and Restated Certificate of Incorporation of Cogent Communications Group, Inc., filed as Appendix A with the Company’s Schedule 14(C) filed with the Securities and Exchange Commission on March 1, 2005.

3.2	Amended and Restated Bylaws of Cogent Communications Group, Inc., filed herewith.
4.1

Subordinated Note in the principal amount of $10.0 million issued by the Company to Columbia Ventures Corporation, pursuant to a Note Purchase Agreement, filed as Exhibit 4.1 to the company’s report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2005.

10.1

Conversion and lock-up letter agreement, dated February 9, 2005, among and between the Company and certain of its preferred stockholders, filed as Exhibit 10.1 to the company’s report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2005.

10.2

Sixth Amended and Restated Stockholders’ Agreement, dated February 9, 2005, among and between the Company and certain of its preferred stockholders, filed as Exhibit 10.2 to the company’s report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2005.

10.3

Lock-up agreement, dated February 9, 2005, between the Company and David Schaeffer, filed as Exhibit 10.3 to the company’s report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2005.

10.4

Note Purchase Agreement dated February 24, 2005, pursuant to which the Company issued a Subordinated Note in the principal amount of $10.0 million to Columbia Ventures Corporation, filed as Exhibit 10.1 to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2005

10.5

Loan and Security Agreement between Silicon Valley Bank and the Company and its subsidiaries, dated March 9, 2005, filed as Exhibit 10.1 to the company’s report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2005.

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

Date: May 6, 2005	COGENT COMMUNICATIONS GROUP, INC.
	By:	/s/ David Schaeffer
Name: David Schaeffer
Title: Chairman of the Board and Chief Executive Officer

Date: May 6, 2005	By:	/s/ Thaddeus G. Weed
Name: Thaddeus G. Weed
Title: Chief Financial Officer (Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description

3.1

Fifth Amended and Restated Certificate of Incorporation of Cogent Communications Group, Inc., filed as Appendix A with the Company’s Schedule 14(C) with the Securities and Exchange Commission on March 1, 2005.

3.2	Amended and Restated Bylaws of Cogent Communications Group, Inc., filed herewith.
4.1

Subordinated Note in the principal amount of $10.0 million issued by the Company to Columbia Ventures Corporation, pursuant to a Note Purchase Agreement, filed as Exhibit 4.1 to the company’s report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2005.

10.1

Conversion and lock-up letter agreement, dated February 9, 2005, among and between the Company and certain of its preferred stockholders, filed as Exhibit 10.1 to the company’s report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2005.

10.2

Sixth Amended and Restated Stockholders’ Agreement, dated February 9, 2005, among and between the Company and certain of its preferred stockholders, filed as Exhibit 10.2 to the company’s report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2005.

10.3

Lock-up agreement, dated February 9, 2005, between the Company and David Schaeffer, filed as Exhibit 10.3 to the company’s report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2005.

10.4

Note Purchase Agreement dated February 24, 2005, pursuant to which the Company issued a Subordinated Note in the principal amount of $10.0 million to Columbia Ventures Corporation, filed as Exhibit 10.1 to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2005

10.5

Loan and Security Agreement between Silicon Valley Bank and the Company and its subsidiaries, dated March 9, 2005, filed as Exhibit 10.1 to the company’s report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2005.

31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer (filed herewith)
32.2	Certification of Chief Financial Officer (filed herewith)