Form 10-Q
period 2005-06-30
COGENT COMMUNICATIONS GROUP INC
filed 2005-08-15
CIK 1158324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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

Common Stock, $.001 par value 43,888,212 Shares Outstanding as of August 10, 2005

INDEX

PART I
FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets of Cogent Communications Group, Inc., and Subsidiaries as of December 31, 2004 and June 30, 2005 (Unaudited)
Condensed Consolidated Statement of Operations of Cogent Communications Group, Inc., and Subsidiaries for the Three Months Ended June 30, 2004 and June 30, 2005 (Unaudited)
Condensed Consolidated Statement of Operations of Cogent Communications Group, Inc., and Subsidiaries for the Six Months Ended June 30, 2004 and June 30, 2005 (Unaudited)
Condensed Consolidated Statement of Cash Flows of Cogent Communications Group, Inc., and Subsidiaries for the Six Months Ended June 30, 2004 and June 30, 2005 (Unaudited)
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures
PART II
OTHER INFORMATION
Item 1.	Legal Proceedings
Item 2.	Changes in Securities and Use of Proceeds.
Item 4.	Submission of Matters to a Vote of Security Holders
Item 6.	Exhibits and Reports on Form 8-K.
SIGNATURES
CERTIFICATIONS

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2004 AND JUNE 30, 2005

(IN THOUSANDS, EXCEPT SHARE DATA)

	December 31, 2004	June 30, 2005
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,844	$38,592
Short term investments ($355 and $775 restricted, respectively)	509	921
Accounts receivable, net of allowance for doubtful accounts of $3,229 and $2,419, respectively	13,564	14,439
Prepaid expenses and other current assets	4,224	4,621
Total current assets	32,141	58,573
Property and equipment:
Property and equipment	475,775	478,161
Accumulated depreciation and amortization	(138,500)	(164,088)
Total property and equipment, net	337,275	314,073
Intangible assets:
Intangible assets	30,240	29,879
Accumulated amortization	(27,115)	(28,821)
Total intangible assets, net	3,125	1,058
Asset held for sale	1,220	—
Restricted cash	—	4,000
Other assets ($1,370 and $1,421 restricted, respectively)	4,825	4,805
Total assets	$378,586	$382,509
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$16,090	$10,826
Accrued liabilities	20,669	16,324
Capital lease obligations, current maturities	7,488	7,071
Total current liabilities	44,247	34,221
Amended and Restated Cisco Note – related party	17,842	—
Convertible subordinated notes, net of discount of $5,026 and $4,326, respectively	5,165	5,865
Capital lease obligations, net of current maturities	95,887	89,556
Other long-term liabilities	2,955	2,413
Total liabilities	166,096	132,055
Commitments and contingencies:
Stockholders’ equity:
Convertible preferred stock, Series F, $0.001 par value; 11,000 shares authorized, issued, and outstanding at December 31, 2004; none at June 30, 2005	10,904	—
Convertible preferred stock, Series G, $0.001 par value; 41,030 shares authorized, 41,021 shares issued and outstanding at December 31, 2004; none at June 30, 2005	40,778	—
Convertible preferred stock, Series H, $0.001 par value; 84,001 shares authorized; 45,821 shares issued and outstanding at December 31, 2004; none at June 30, 2005	44,309	—
Convertible preferred stock, Series I, $0.001 par value; 3,000 shares authorized, 2,575 shares issued and outstanding at December 31, 2004; none at June 30, 2005	2,545	—
Convertible preferred stock, Series J, $0.001 par value; 3,891 shares authorized, issued and outstanding at December 31, 2004; none at June 30, 2005	19,421	—
Convertible preferred stock, Series K, $0.001 par value; 2,600 shares authorized, issued and outstanding at December 31, 2004; none at June 30, 2005	2,588	—
Convertible preferred stock, Series L, $0.001 par value; 185 shares authorized, issued and outstanding at December 31, 2004; none at June 30, 2005	927	—
Convertible preferred stock, Series M, $0.001 par value; 3,701 shares authorized, issued and outstanding at December 31, 2004; none at June 30, 2005	18,353
Common stock, $0.001 par value; 75,000,000 shares authorized; 827,487 and 43,888,212 shares outstanding, respectively	1	44
Additional paid-in capital	236,692	439,904
Deferred compensation	(22,533)	(15,919)
Stock purchase warrants	764	764
Treasury stock, 61,462 shares	(90)	(90)
Accumulated other comprehensive income – foreign currency translation adjustment	1,515	559
Accumulated deficit	(143,684)	(174,808)
Total stockholders’ equity	212,490	250,454
Total liabilities and stockholders’ equity	$378,586	$382,509

The accompanying notes are an integral part of these condensed consolidated balance sheets.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND JUNE 30, 2005

(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2005
	(Unaudited)	(Unaudited)
Net service revenue	$20,387	$33,806
Operating expenses:
Network operations (including $213 and $95 of amortization of deferred compensation, respectively, exclusive of amounts shown separately)	13,486	21,494
Selling, general, and administrative (including $2,832 and $3,080 of amortization of deferred compensation, respectively, and $1,192 and $2,050 of bad debt expense, respectively)	12,370	13,176
Depreciation and amortization	13,749	12,795
Total operating expenses	39,605	47,465
Operating loss	(19,218)	(13,659)
Gain on Cisco debt repayment	—	842
Interest income and other, net	120	162
Interest expense	(3,127)	(3,496)
Net loss	$(22,225)	$(16,151)
Net loss per common share:
Basic and diluted net loss per common share	$(29.51)	$(0.47)
Weighted-average common shares—basic and diluted	753,130	34,489,085

The accompanying notes are an integral part of these condensed consolidated statements of operations.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND JUNE 30, 2005

(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

	Six Months Ended June 30, 2004	Six Months Ended June 30, 2005
	(Unaudited)	(Unaudited)
Net service revenue	$41,332	$68,219
Operating expenses:
Network operations (including $425 and $191 of amortization of deferred compensation, respectively, exclusive of amounts shown separately)	29,433	44,526
Selling, general, and administrative (including $5,652 and $6,179 of amortization of deferred compensation, respectively, and $2,211 and $2,971 of bad debt expense, respectively)	24,771	26,570
Depreciation and amortization	28,285	26,476
Total operating expenses	82,489	97,572
Operating loss	(41,157)	(29,353)
Gains on disposition of assets, net	—	3,372
Gain on Cisco debt repayment	—	842
Interest income and other, net	1,132	370
Interest expense	(6,370)	(6,355)
Net loss	$(46,395)	$(31,124)
Beneficial conversion charges	(22,028)	—
Net loss applicable to common stock	$(68,423)	$(31,124)
Net loss per common share:
Basic and diluted net loss per common share	$(65.09)	$(1.24)
Beneficial conversion charges	(30.90)	—
Basic and diluted net loss per common share applicable to common stock	$(95.99)	$(1.24)
Weighted-average common shares—basic and diluted	712,794	25,156,397

The accompanying notes are an integral part of these condensed consolidated statements of operations.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND JUNE 30, 2005

(IN THOUSANDS)

	Six Months Ended June 30, 2004	Six Months Ended June 30, 2005
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(46,395)	$(31,124)
Adjustments to reconcile net loss to net cash used in operating activities:
Gains—dispositions of assets and debt, net	(737)	(3,981)
Depreciation and amortization	28,285	26,476
Amortization of debt discount—convertible notes	478	700
Amortization of deferred compensation	6,077	6,370
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	4,884	(1,557)
Prepaid expenses and other current assets	913	(598)
Other assets	189	(410)
Accounts payable, accrued and other liabilities	(11,323)	(4,037)
Net cash used in operating activities	(17,629)	(8,161)
Cash flows from investing activities:
Purchases of property and equipment	(4,038)	(8,150)
Purchase of German network assets	—	(932)
Maturities (purchases) of short term investments	2,276	(164)
Restricted cash-collateral under credit facility	—	(4,000)
Cash acquired – Cogent Europe	2,159	—
Proceeds from other acquired assets	596	—
Purchases of intangible assets	(161)	—
Proceeds from dispositions of assets	3,682	5,122
Net cash provided by (used in) investing activities	4,514	(8,124)
Cash flows from financing activities:

Proceeds from sale of common stock, net	—	63,723
Cash acquired - mergers	21,966	—
Proceeds from issuance of subordinated note – related party	—	10,000
Repayment of subordinated note – related party		(10,000)
Borrowings under credit facility	—	10,000
Repayments under credit facility	—	(10,000)
Repayment of Cisco note – related party	—	(17,000)
Repayment of advances from LNG Holdings—related party	(1,227)	—
Repayments of capital lease obligations	(2,081)	(5,024)
Net cash provided by financing activities	18,658	41,699
Effect of exchange rate changes on cash	(418)	(666)
Net increase in cash and cash equivalents	5,125	24,748
Cash and cash equivalents, beginning of period	7,875	13,844
Cash and cash equivalents, end of period	$13,000	$38,592

The accompanying notes are an integral part of these condensed consolidated statements of cash flows.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004 and 2005

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

In addition to providing on-net services, the Company also provides Internet connectivity to customers that are not located in buildings directly connected to its network. The Company serves these off-net customers using other carriers’ facilities to provide the “last mile” portion of the link from its customers’ premises to the Company’s network. The Company also operates 28 data centers throughout North America and Europe that allow customers to colocate their equipment and access our network, and from which the Company provides its managed modem service.

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

Recent Developments

Public Offering

On June 13, 2005 the Company sold 10.0 million shares of common stock at $6.00 per share in a public offering (the “Public Offering”). On June 16, 2005 the underwriters exercised their option to purchase an additional 1.5 million shares of common stock at $6.00 per share.  The Public Offering resulted in net proceeds, after underwriting, legal, accounting and printing costs of $63.7 million.

Debt Repayments and Gain

In June 2005, the Company used a portion of the proceeds from the public offering to repay its $17.0 million Amended and Restated Cisco Note due to Cisco Capital, a stockholder, and its $10.0 million Subordinated Note to Columbia Ventures Corporation, also a stockholder, plus $0.3 million of accrued interest on the Subordinated Note.  Both of these obligations were required to be repaid with the Public Offering proceeds under the terms of the related agreements.  The Company also repaid the outstanding balance under its Accounts Receivable Credit Facility.  The Amended and Restated Cisco Note was accounted for in July 2003 as a troubled debt restructuring pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 15, “Accounting by Debtors and Creditors of Troubled Debt Restructurings.” Under SFAS No. 15, the Amended and Restated Cisco Note was recorded at its $17.0 million principal amount plus the total estimated future interest payments of $0.8 million.   No interest was payable, nor had interest accrued on the Amended and Restated Cisco Note.  As a result, the repayment of the Amended and Restated Cisco Note resulted in a gain of $0.8 million representing the amount of the estimated future interest payments.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited condensed consolidated financial statements reflect all normal recurring adjustments that the Company considers necessary for the fair presentation of its results of operations and cash flows for the interim periods covered, and of the financial position of the Company at the date of the interim condensed consolidated balance sheet. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U. S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. While the Company believes that the disclosures are adequate to not make the information misleading, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our 2004 annual report on Form 10-K.

The accompanying unaudited consolidated financial statements include all wholly owned subsidiaries. All inter-company accounts and activity have been eliminated.

Reclassifications

Certain previously reported December 31, 2004 amounts have been reclassified in order to be consistent with the June 30, 2005 financial statement presentation.

International operations

The Company recognizes revenue from operations in Canada through its wholly owned subsidiary, Cogent Canada. Revenue for Cogent Canada for the three months ended June 30, 2004 and 2005 was $1.5 million and $1.8 million, respectively. Revenue for Cogent Canada for the six months ended June 30, 2004 and 2005 was $2.9 million and $3.7 million, respectively.  Cogent Canada’s total assets were $10.7 million at June 30, 2005 and $11.4 million at December 31, 2004.  The Company began recognizing revenue from operations in Europe effective with the January 5, 2004 acquisition of Cogent Europe. Revenue for the Company’s European operations for the three months ended June 30, 2004 and 2005 was $5.0 million and $6.8 million, respectively. Revenue for the Company’s European operations for the six months ended June 30, 2004 and 2005 was $10.6 million and $13.8 million, respectively.  Cogent Europe’s total consolidated assets were $60.7 million at June 30, 2005 and $68.3 million at December 31, 2004.

Foreign currency translation adjustment and comprehensive loss

The functional currency of Cogent Canada is the Canadian dollar. The functional currency of Cogent Europe is the euro. The consolidated financial statements of Cogent Canada and Cogent Europe, are translated into U.S. dollars using the period-end foreign currency exchange rates for assets and liabilities and the average foreign currency exchange rates for revenues and expenses.  Individually significant transactions denominated in foreign currencies are translated into U.S. dollars at the exchange rates on the date the transaction is recognized.  Gains and losses on translation of the accounts of the Company’s non-U.S. operations are accumulated and reported as a component of other comprehensive income in stockholders’ equity.

SFAS No. 130, “Reporting of Comprehensive Income” requires “comprehensive income” and the components of “other comprehensive income” to be reported in the financial statements and/or notes thereto. The Company’s only components of “other comprehensive income” are currency translation adjustments for all periods presented.

	Three months ended June 30, 2004	Three months ended June 30, 2005
Net loss applicable to common stock	$(22,225)	$(16,151)
Currency translation	(201)	(575)
Comprehensive loss	$(22,426)	$(16,726)

	Six months ended June 30, 2004	Six months ended June 30, 2005
Net loss applicable to common stock	$(68,423)	$(31,124)
Currency translation	(324)	(956)
Comprehensive loss	$(68,747)	$(32,080)

Financial instruments

The Company considers all highly liquid investments with an original maturity of three months or less at purchase to be cash equivalents. The Company determines the appropriate classification of its investments at the time of purchase and evaluates such designation at each balance sheet date. At June 30, 2005 and December 31, 2004, the Company’s marketable securities consisted of money market accounts, certificates of deposit and commercial paper.

The Company was party to letters of credit totaling approximately $2.0 million at June 30, 2005 and $1.7 million as of December 31, 2004. These letters of credit are secured by certificates of deposit and commercial paper investments of approximately $2.2 million at June 30, 2005 and $1.7 million at December 31, 2004 that are restricted and included in short-term investments and other assets.

At June 30, 2005 and December 31, 2004 the carrying amount of cash and cash equivalents, restricted cash, short-term investments, accounts receivable, prepaid and other current assets, accounts payable, and accrued expenses approximated fair value because of the short maturity of these instruments.  The Allied Riser convertible subordinated notes are due in June 2007 and have a face value of $10.2 million. The notes were recorded at their fair value of approximately $2.9 million at the merger date. The resulting discount is being accreted to interest expense through the maturity date using the effective interest rate method.

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

Long-lived assets

The Company’s long-lived assets include property and equipment and identifiable intangible assets to be held and used. These long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Pursuant to SFAS No. 144, impairment is determined by comparing the carrying value of these long-lived assets to management’s probability weighted estimate of the future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. The cash flow projections used to make this assessment are consistent with the cash flow projections that management uses internally to assist in making key decisions. In the event an impairment exists, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset, which is generally determined by using quoted market prices or valuation techniques such as the discounted present value of expected future cash flows, appraisals, or other pricing models.  In the event there are changes in the planned use of the Company’s long-term assets or the Company’s expected future undiscounted cash flows are reduced significantly, the Company’s assessment of its ability to recover the carrying value of these assets under SFAS No. 144 would change.

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

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2005	Six Months Ended June 30, 2004	Six Months Ended June 30, 2005
Net loss applicable to common stock, as reported	$(22,225)	$(16,151)	$(68,423)	$(31,124)
Add: stock-based employee compensation expense included in reported net loss, net of related tax effects	3,045	3,175	6,077	6,370
Deduct: total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(3,045)	(3,313)	(6,077)	(6,647)
Pro forma—net loss applicable to common stock	$(22,225)	$(16,289)	$(68,423)	$(31,401)
Loss per share as reported—basic and diluted	$(29.51)	$(0.47)	$(95.99)	$(1.24)
Pro forma loss per share—basic and diluted	$(29.51)	$(0.47)	$(95.99)	$(1.25)

The weighted average per share grant date fair value of options granted was $6.93 for the three months and $8.14 six months ended June 30, 2005, respectively. The fair value of these options was estimated at the date of grant using the Black-Scholes method with the following weighted-average assumptions —an average risk-free rate of 4.0 percent, a dividend yield of 0 percent, an expected life of 5.0 years, and expected volatility of 194%.  There were no options granted in the three months ended June 30, 2004. The Company granted options for 28,750 shares of common stock at a weighted average exercise price of $7.18 for the three months ended June 30, 2005 and granted options for 36,173 shares of common stock at a weighted average exercise price of $8.66 for the six months ended June 30, 2005. As of June 30, 2005 the there were options for 1,083,965 shares outstanding at a weighted average exercise price of $2.41 per share and 104,470 of these options are vested. The weighted average per share grant date fair value of restricted shares granted to employees in the three and six months ended June 30, 2004 was $33.77 and $34.06, respectively. There were no restricted shares granted in the three and six months ended June 30, 2005.  The fair value of restricted shares was determined using the trading price of the Company’s common stock on the date of grant.

Basic and diluted net loss per common share

Net loss per share is presented in accordance with the provisions of SFAS No. 128 “Earnings per Share.” SFAS No. 128 requires a presentation of basic EPS and diluted EPS. Basic EPS excludes dilution for common stock equivalents and is computed by dividing income or loss available to common stockholders by the weighted-average number of common shares outstanding for the period, adjusted, using the if-converted method, for the effect of common stock equivalents arising from the assumed conversion of participating convertible securities, if dilutive. Diluted net loss per common share is based on the weighted- average number of shares of common stock outstanding during each period, adjusted for the effect of common stock equivalents arising from the assumed exercise of stock options and the conversion of convertible debt, if dilutive. Common stock equivalents have been excluded from the net loss per share calculations for all periods presented because their effect would be anti-dilutive.

The weighted average common shares basic and diluted increased from 0.8 million for the three months ended June 30, 2004 to 34.5 million for the three months ended June 30, 2005 and from 0.7 million for the six months ended June 30, 2004 to 25.2 million for the six months ended June 30, 2005 primarily due to the effect of the conversion of the Company’s shares of preferred stock into 31.6 million shares of common stock on February 14, 2005 and the Company’s public offering of 11.5 million shares of common stock which closed in June 2005.

For the three and six months ended June 30, 2005, options to purchase 1.1 million shares shares of common stock at a weighted-average exercise price of $2.41 per share are not included in the computation of diluted earnings per share as the effect would be anti-dilutive. For the three and six months ended June 30, 2004 preferred stock convertible into approximately 24.8 million shares of common stock is not included in the computation of diluted earnings per share as the effect would be anti-dilutive.

Recent accounting pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) requires all share-based payments to employees, including grants of stock options, to be recognized in the statement of operations based upon their fair values. The Company currently discloses the impact of valuing grants of stock options and recording the related compensation expense in a pro-forma footnote to its financial statements. Under SFAS 123(R) this alternative is no longer available. The Company will be required to adopt SFAS 123(R) on January 1, 2006 and as a result will record additional compensation expense in its statements of operations. The impact of the adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net loss in the notes to these condensed consolidated financial statements. The Company is currently evaluating the impact of the adoption of SFAS 123(R) on its financial position and results of operations and support for the assumptions that underlie the valuation of the awards.

In June 2005, the Emerging Issues Task Force reached a consensus on EITF Issue No. 05-06, “Determining the Amortization Period for Leasehold Improvements”.  Under the consensus, leasehold improvements acquired in a business combination or purchased subsequent to the inception of the lease should be amortized over the lesser of the useful life of the asset or the lease term that includes reasonably assured lease renewals as determined on the date of the leasehold improvement.   The guidance in the consensus will be applied in periods beginning after July 1, 2005 and may increase the period of amortization used for certain leasehold improvements.

Cash flows from financing activities

In connection with the mergers with Cogent Europe and Symposium Omega certain of the Company’s shareholders invested in the entities that acquired the operating assets and liabilities of the businesses acquired. As a result, these amounts are included in cash flows from financing activities in the accompanying condensed consolidated statement of cash flows for the six months ended June 30, 2004.

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

Aleron Broadband Services acquisition

In October 2004, the Company acquired certain assets of Aleron Broadband Services (“Aleron”), formally known as AGIS Internet. The Company has substantially completed the integration of these acquired assets into its operations and network.

Global Access acquisition

In September 2004, the Company acquired the majority of the assets of Global Access. Global Access was headquartered in Frankfurt, Germany and provided Internet access and other data services in Germany. The Company has substantially completed the process of migrating these customers onto its network.

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

Merger with Symposium Gamma, Inc. and acquisition of Firstmark Communications Participations S.à r.l. and Subsidiaries (“Firstmark”)

In January 2004, a subsidiary of the Company merged with Symposium Gamma, Inc. (“Gamma”), a related party. Immediately prior to the merger, Gamma had raised $2.5 million through the sale of its common stock in a private equity transaction with certain existing investors in the Company and new investors and in January 2004 acquired Firstmark.  The merger expanded the Company’s network into Western Europe. In 2004, Firstmark changed its name to Cogent Europe S.à r.l (“Cogent Europe”).

3.                                      Property and equipment and asset held for sale:

Property and equipment consisted of the following (in thousands):

	December 31, 2004	June 30, 2005
Owned assets:
Network equipment	$221,480	$225,120
Network infrastructure	34,303	35,468
Leasehold improvements	61,604	61,914
Software	7,599	7,650
Office and other equipment	5,661	5,528
Buildings	1,654	1,462
Land	260	230
	332,561	337,372
Less—Accumulated depreciation and amortization	(117,352)	(139,428)
	215,209	197,944
Assets under capital leases:
IRUs	143,214	140,789
Less—Accumulated depreciation and amortization	(21,148)	(24,660)
	122,066	116,129
Property and equipment, net	$337,275	$314,073

Depreciation and amortization expense related to property and equipment and capital leases was $11.5 million and $12.3 million for the three months ended June 30, 2004 and 2005, respectively, and was $23.3 million and $24.5 million for the six months ended June 30, 2004 and 2005, respectively.

Asset held for sale

In March 2005, the Company sold a building and land located in Lyon, France for net proceeds of $5.1 million. These assets were acquired in the Cogent Europe acquisition. The associated net book value of $1.2 million was classified as “Asset Held for Sale” in the accompanying December 31, 2004 consolidated balance sheet. This transaction resulted in a gain of approximately $3.8 million included as a component of gains on dispositions of assets in the accompanying statement of operations for the six months ended June 30, 2005.

Capitalized labor and related costs

For the three months ended June 30, 2004 and 2005, the Company capitalized salaries and related benefits of $0.4 million and $0.6 million, respectively. For the six months ended June 30, 2004 and 2005, the Company capitalized salaries and related benefits of $0.8 million and $1.2 million, respectively.  These amounts are included in network infrastructure.

4.                                      Accrued liabilities:

In July 2004, the French subsidiary of Cogent Europe re-located its Paris headquarters. A reconciliation of the amounts related to these contract termination costs is as follows (in thousands):

Restructuring accrual
Charged to costs - 2004	$1,821
Accretion	145
Amounts paid	(355)
Balance – December 31, 2004	1,611
Accretion	50
Amounts paid	(861)
Balance – June 30, 2005	800
Current portion (recorded as accrued liabilities)	(446)
Long term (recorded as other long term liabilities)	$354

Accrued liabilities consist of the following (in thousands):

	December 31, 2004	June 30, 2005
General operating expenditures	$9,575	$9,792
Restructuring accrual	1,229	446
Due to LNG—related party	217	17
Acquired lease accruals—Verio acquisition, current portion	693	493
Deferred revenue	1,940	1,536
Payroll and benefits	2,043	674
Taxes	1,004	731
Interest	3,968	2,635
Total	$20,669	$16,324

5.                                      Intangible assets:

Intangible assets consist of the following (in thousands):

	December 31, 2004	June 30, 2005
Peering arrangements (weighted average life of 36 months)	$16,440	$16,440
Customer contracts (weighted average life of 21 months)	10,948	10,796
Trade name (weighted average life of 36 months)	1,764	1,764
Other (weighted average life of 24 months)	167	—
Non-compete agreements (weighted average life of 45 months)	431	431
Licenses (weighted average life of 60 months)	490	448
Total (weighted average life of 31 months)	30,240	29,879
Less-accumulated amortization	(27,115)	(28,821)
Intangible assets, net	$3,125	$1,058

Intangible assets are being amortized over periods ranging from 12 to 60 months. Amortization expense for the three months ended June 30, 2004 and 2005 was approximately $2.2 million and $0.5 million, respectively.  Amortization expense for the six months ended June 30, 2004 and 2005 was approximately $4.9 million and $2.0 million, respectively.

6.                                      Other long-term assets and liabilities:

Other long-term assets consist of the following (in thousands):

	December 31, 2004	June 30, 2005
Prepaid expenses	$255	$206
Deposits	4,570	4,599
Total	$4,825	$4,805

Other long-term liabilities consist of the following (in thousands):

	December 31, 2004	June 30, 2005
Deposits	$264	$191
Acquired lease accruals—Verio acquisition	1,139	1,003
Restructuring accrual	382	354
Asset retirement obligations	978	840
Other	192	25
Total	$2,955	$2,413

7.                                      Long-term debt and credit facility:

Subordinated note

On February 24, 2005, the Company issued a subordinated note in the principal amount of $10.0 million to Columbia Ventures Corporation, a stockholder, in exchange for $10.0 million in cash. The note had an initial interest rate of 10.0% per annum.  Interest on the note accrued and was payable on the note’s maturity date of February 24, 2009. The Company could prepay the note in whole or in part at any time without penalty. The terms of the note require the payment of all principal and accrued interest upon the occurrence of a liquidity event, which is defined as an equity offering of at least $30 million in net proceeds. The Public Offering was considered a liquidity event and in June 2005 the Company repaid the $10.0 million subordinated note, plus accrued interest of $0.3 million.

Accounts receivable credit facility

In March 2005, the Company entered into a credit facility with a commercial bank. The credit facility provides for borrowings of up to $10.0 million and is secured by a first priority lien on the Company’s accounts receivable and a second priority lien on a majority of the Company’s assets. The borrowing base is determined primarily by the aging characteristics related to the Company’s accounts receivable. On March 18, 2005, the Company borrowed $10.0 million against its North American accounts receivable.  Under the credit facility, $4.0 million of the Company’s cash is restricted and held by the lender as a covenant.  This amount is classified as long-term restricted cash in the accompanying June 30, 2005 balance sheet since credit facility matures on January 31, 2007. As of June 30, 2005, the Company repaid the initial $10.0 million borrowing.  Borrowings under the credit facility accrue interest at the prime rate plus 1.5% and may, in certain circumstances, be reduced to the prime rate plus 0.5%. Interest is paid monthly. The line includes an unused facility fee of .375% and a 1.0% prepayment penalty. The agreements governing the credit facility contain certain customary representations and warranties, covenants, notice provisions and events of default including a requirement to maintain a certain percentage of the Company’s unrestricted cash with the commercial bank.

Cisco credit facility

In July 2003, the Company restructured its credit facility with Cisco Systems Capital Corporation (“Cisco Capital”) and entered into an amended and restated promissory note (the “Amended and Restated Cisco Note”) with an aggregate principal amount of $17.0 million under a modified credit facility (“Amended and Restated Credit Agreement”). The Amended and Restated Cisco Note was issued under the Amended and Restated Credit Agreement and was to be repaid in three installments. No interest was payable, nor did interest accrue on the Amended and Restated Cisco Note until February 2006. The Amended and Restated Cisco Note was subject to mandatory prepayment in full, without prepayment penalty, upon the completion of any equity financing or receipt of loan proceeds in excess of $30.0 million among other conditions.  The Public Offering resulted in proceeds in excess of $30.0 million, as a result, in June 2005 the Company repaid the $17.0 million Amended and Restated Cisco Note. The repayment of the Amended and Restated Cisco Note resulted in a gain of $0.8 million representing the amount of the estimated future interest.

Allied Riser convertible subordinated notes

The Allied Riser convertible subordinated notes are due on June 15, 2007. These $10.2 million notes were recorded at their fair value of approximately $2.9 million at the February 2002 merger date. The associated discount is accreted to interest expense through the maturity date. The notes are convertible at the option of the holders into approximately 1,050 shares of the Company’s common stock. Interest accrues at 7.5% and is payable semiannually on June 15 and December 15, and is payable, at the election of the Company, in either cash or registered shares of the Company’s common stock. The notes are redeemable at the Company’s option at specified redemption prices plus accrued interest.

8.                                      Contingencies:

During 2004, Cogent Europe’s subsidiaries provided network services to and in turn utilized the network of LambdaNet Communications AG (“LambdaNet Germany”) in order for each entity to provide services to certain of their customers under a network sharing agreement. LambdaNet Germany was a majority owned subsidiary of a related party, LNG Holdings S.A. (“LNG”) from November 2003 until April 2004 when LambdaNet Germany was sold to an unrelated party. (Note 10) During the six months ended June 30, 2004 Cogent Europe recorded revenue of $1.1 million from LambdaNet Germany and network costs of $1.4 million under the network sharing agreement. There were no amounts recorded in the six months ended June 30, 2005 as this arrangement has been eliminated. The Company is involved in a dispute over services provided by and to LambdaNet Germany during the time LambdaNet Germany was a sister company of the Company’s French and Spanish subsidiaries. LambdaNet Germany has filed a lawsuit in Germany against Cogent Spain seeking $0.1 million.  The complaint indicates that LambdaNet Germany believes it has claims for $1.0 million against Cogent Spain.  LambdaNet Germany has indicated that it also has similar claims against Cogent France. Cogent France and Cogent Spain are no longer sister companies of LambdaNet Germany. The Company intends to vigorously defend its position related to these charges and believes it has defenses and offsetting claims against LambdaNet Germany.

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

In December 2003, several former employees of Cogent Spain filed claims related to their termination of employment. The Company intends to continue to vigorously defend its position related to these charges and feels that it has adequately reserved for the potential liability.

The Company is involved in a dispute related to a lease of space in Marseille, France.  The landlord has demanded approximately $1.0 million in back rent and operating expenses.  The Company intends to vigorously defend its position and belives that it has adequately reserved for any potential liability.

On August 3, 2005 a class action complaint was filed against the Company, our Chief Executive Officer, and our Chief Financial Officer in the United States District Court for the District of Columbia.  The complaint seeks damages on behalf of purchasers of the Company’s common stock during the period from February 14, 2005 (the date the Company filed a registration statement on Form S-1 for its public offering) through June 7, 2005 (the date of pricing of Company common stock in connection with the Public Offering).  The complaint alleges that the registration statement (including amendments), press releases, and Form 10-K issued during the class period were false and misleading because the Company and the named officers allegedly intended to sell the stock at a materially reduced price from the stock’s then-current trading price.  The Company believes that the claims will be determined to be without merit and will vigorously pursue its defense.  On August 9, 2005, a press release indicated another similar class action complaint had been filed.  Due to the preliminary state of these actions, the Company is unable to assess its likely outcome and can give no assurance of the ultimate impact on the Company’s future financial position or results of operations.

In April 2005, a customer of Cogent France filed a suit against the Company as a result of the decision by another carrier to cease exchanging traffic with the Company through a settlement free peering arrangement.  The Company re-established the connection to the carrier through another provider, resolving the suit.  The Company expects situations such as this to occur in the future.  The Internet is composed of networks that exchange traffic voluntarily.  The Company exchanges traffic with hundreds of other networks on a settlement free basis.  Some of the operators of those networks choose to terminate the settlement free exchange of traffic from time to time.  This causes disruptions that can impact the Company’s customers, sales, and network expenses.

The Company is involved in other legal proceedings in the normal course of business which management does not believe will have a material impact on the Company’s financial condition or results of operations.

9.                                      Stockholders’ equity:

Reverse stock split

In March 2005, the Company effected a 1-for-20 reverse stock split. Accordingly, all share and per share amounts have been retroactively adjusted to give effect to this event.

Equity conversion

In February 2005, the Company’s holders of its preferred stock elected to convert all of their shares of preferred stock into 31.6 million shares of the Company’s common stock (the “Equity Conversion”). As a result, the Company no longer has outstanding shares of preferred stock and the liquidation preferences on preferred stock have been eliminated.  This accounting for this transaction resulted in the elimination of the balances for the Series F through M preferred stock and an increase of approximately $139.7 million to additional paid-in-capital.

Dividends

The Company’s accounts receivable credit facility prohibits the Company from paying cash dividends and restricts the Company’s ability to make other distributions to its stockholders.

Beneficial conversion charges

Beneficial conversion charges of $2.5 million and $19.5 million were recorded on January 5, 2004 and March 30, 2004, respectively, since the price per common share at which the Series I and Series J preferred stock issued on those dates converted into were less than the quoted trading price of the Company’s common stock on those dates.

10.                               Related party transactions:

Office lease

The Company’s headquarters is located in an office building owned by an entity controlled by the Company’s Chief Executive Officer. The Company paid $0.1 million in rent for the three months ended June 30, 2004 and June 30, 2005 and  $0.2 million in rent for the six months ended June 30, 2004 and June 30, 2005.  The lease expires in August 2006 and the Company has the option to extend the lease to August 2007.

LNG

In November 2003, approximately 90% of the stock of LNG, the then parent company to Firstmark, now named Cogent Europe, was acquired by Symposium Inc. (“Symposium”) a Delaware corporation. Symposium is wholly owned by the Company’s Chief Executive Officer. In January 2004, LNG transferred its interest in Firstmark to Symposium Gamma, Inc. (“Gamma”), a Delaware corporation.  Prior to the transfer, Gamma had raised approximately $2.5 million in a private equity transaction with certain existing investors in the Company and new investors. Symposium continues to own approximately 90% of the stock of LNG. LNG operates as a holding company. Its subsidiaries hold assets related to their former telecommunications operations. Prior to the Company’s merger with Symposium, Gamma Inc. and advanced as part of the merger, LNG transferred $1.2 million to Cogent France. Cogent France repaid the $1.2 million to LNG in March 2004. In 2005, the Company reimbursed LNG approximately approximately $0.2 million for salaries paid to two employees of LNG that were providing Cogent Europe accounting and management services during 2004. In November 2004, these two employees became employees of Cogent Europe.

Marketing agreement

The Company has entered into an agency sales and mutual marketing agreement with CTC Communications Corporation, a company owned indirectly by one of the Company’s directors. CTC is also a customer and the Company recorded approximately $18,000 of revenue from CTC for the three months ended June 30, 2004 and three months ended June 30, 2005.  For the six months ended June 30, 2004 and 2005, the Company recorded revenue from CTC of $34,000 and $36,000, respectively.

Subordinated note

On February 24, 2005, the Company issued a subordinated note in the principal amount of $10.0 million to Columbia Ventures Corporation, a stockholder of the Company, in exchange for $10.0 million in cash (Note 7).  Columbia Ventures is owned by one of the Company’s directors.  The note plus accrued interest was repaid in June 2005.

Customer agreement

In connection with the August 2004 UFO acquisition the Company acquired Cisco as a customer. Cisco is a stockholder of the Company. The Company recorded revenue from Cisco of approximately $110,000 and $231,000 for the three and six months ended June 30, 2005, respectively.

Letter of Credit and Purchase Order

In April 2005, the Company entered into a letter of credit for $0.5 million between its commercial bank and Cisco Capital related to a $1.2 million purchase of Cisco network equipment that was delivered to the Company in the second quarter of 2005.  The letter of credit and the $0.5 million restricted short-term investment are expected to be released in the third quarter of 2005 when the final payment is made.

11.                               Segment information:

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company operates as one operating segment. Below are the Company’s net revenues and long lived assets by geographic region (in thousands):

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2005	Six Months Ended June 30, 2004	Six Months Ended June 30, 2005
Net Revenues
North America	$15,372	$26,957	$30,731	$54,412
Europe	5,015	6,849	10,601	13,807
Total	$20,387	$33,806	$41,332	$68,219

	December 31, 2004	June 30, 2005
Long lived assets, net
North America	$287,204	$270,537
Europe	54,416	44,594
Total	$341,620	$315,131

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

General Overview

We are a leading facilities-based provider of low-cost, high-speed Internet access and IP communications services. Our network is specifically designed and optimized to transmit data using IP. IP networks are significantly less expensive to operate and are able to achieve higher performance levels than the traditional circuit-switched networks used by our competitors, thus giving us what we believe is a clear cost and performance advantages in our industry. We deliver our services to small and medium-sized businesses, communications service providers and other bandwidth-intensive organizations through over 9,000 customer connections in North America and Europe. Our primary on-net service is Internet access at a speed of 100 Megabits per second, much faster than typical Internet access currently offered to businesses. We offer this on-net service exclusively through our own facilities, which run all the way to our customers’ premises.

Our network is comprised of in-building riser facilities, metropolitan optical fiber networks, metropolitan traffic aggregation points and inter-city transport facilities. The network is physically connected entirely through our facilities to over 1,000 buildings in which we provide our on-net services, including over 800 multi-tenant office buildings. We also provide on-net services in carrier-neutral colocation facilities, data centers and single-tenant office buildings. Because of our integrated network architecture, we are not dependent on local telephone companies to serve our on-net customers. We emphasize the sale of on-net services primarily because sales of these services generate higher gross profit margins.

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

We have grown our net service revenue from $20.4 million for the three months ended June 30, 2004 to $33.8 million for the three months ended June 30, 2005 and from $41.3 million for the six months ended June 30, 2004 to $68.2 million for the six months ended June 30, 2005. Net service revenue is determined by subtracting our allowances for sales credit adjustments and unfulfilled purchase obligations from our gross service revenue. We have generated our revenue growth through the strategic acquisitions of communications network assets and customers, primarily from financially distressed companies, the continued expansion of our network of on-net buildings and the increase in customers generated by our sales and marketing efforts.

Our on-net service consists of high-speed Internet access and IP connectivity ranging from 0.5 Megabits per second to several Gigabits per second of bandwidth. We offer our on-net services to customers located in buildings that are physically connected to our network. Off-net services are sold to businesses that are connected to our network primarily by means of T1, T3, E1 and E3 lines obtained from other carriers. Our non-core services, which consist of legacy services of companies whose assets or businesses we have acquired, include managed modem services to service providers offering dial-up Internet access which we began providing after our October 2004 acquisition of certain assets of Aleron Broadband Services, email, retail dial-up Internet access, shared web hosting, managed web hosting, managed security, voice services (only provided in Toronto, Canada), point to point private line services, and during 2004 services provided to LambdaNet Germany under a network sharing arrangement as discussed below. We do not actively market these non-core services and expect the net service revenue associated with them to continue to decline.

Our on-net, off-net and non-core services comprised 66.9%, 21.2% and 11.9% of our net service revenue, respectively, for the three months ended June 30, 2004 and 56.0%, 34.7% and 9.3% for the three months ended June 30, 2005.  While we target our sales and marketing efforts at increasing on-net customers, the mix of on-net and off-net revenues has been and will be affected by customers we have added and may add through acquisitions.

We have grown our gross profit from $7.1 million for the three months ended June 30, 2004 to $12.4 million for the three months ended June 30, 2005 and from $12.3 million for the six months ended June 30, 2004 to $23.9 million for the six months ended June 30, 2005. Our gross profit margin has expanded from 34.9% for the three months ended June 30, 2004 to 36.7% for the three months ended June 30, 2005 and from 29.8% for the six months ended June 30, 2004 to 35.0% for the six months ended June 30, 2005. We determine gross profit by subtracting network operation expenses (excluding the amortization of deferred compensation) from our net service revenue. The amortization of deferred compensation classified as cost of network services was $0.2 million for the three months ended June 30, 2004 and $0.1 million for the three months ended June 30, 2005 and was $0.4 million for the six months ended June 30, 2004 and $0.2 million for the six months ended June 30, 2005.  We believe that our gross profit will benefit from the limited incremental expenses associated with providing service to new on-net customers. We have not allocated depreciation and amortization expense to our network operations expense.

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

We plan to use part of the proceeds of our Public Offering to increase our number of on-net buildings by approximately 100 buildings, over approximately 18 months and to increase our sales and marketing efforts including increasing our sales representatives in North America and in Europe.

Historically, our operating expenses have exceeded our net service revenue resulting in operating losses of $19.2 million for the three months ended June 30, 2004 and $13.7 million for the three months ended June 30, 2005 and $41.2 million for the six months ended June 30, 2004 and $29.4 million for the six months ended June 30, 2005. In each of these periods, our operating expenses consisted primarily of the following:

Network operations expenses consist primarily of the cost of leased circuits, sites and facilities; telecommunications license agreements, network maintenance expenses, salaries of, and expenses related to, employees who are directly involved with maintenance and operation of our network.

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

Amortization of deferred compensation that results from the expense of amortizing the intrinsic value of our stock options granted with an exercise price below market value and restricted stock granted to our employees.

Recent Developments

Public Offering

On June 13, 2005 we sold 10.0 million shares of common stock at $6.00 per share in a public offering (the “Public Offering”). On June 16, 2005 the underwriters exercised their option to purchase an additional 1.5 million shares of common stock at $6.00 per share.  The Public Offering resulted in net proceeds, after underwriting, legal, accounting and printing costs of $63.7 million.

Debt Repayments and Gain

In June 2005, we used a portion of the proceeds from the Public Offering to repay our $17.0 million Amended and Restated Cisco Note due to Cisco Capital, a stockholder of the Company, and our $10.0 million Subordinated Note due to Columbia Ventures Corporation, also a stockholder of the Company, plus $0.3 million of accrued interest on the Subordinated Note.  Both of these obligations were required to be repaid with the Public Offering proceeds under the terms of the related agreements.  We also repaid the outstanding balance under our Accounts Receivable Credit Facility.  The Amended and Restated Cisco Note was accounted for in July 2003 as a troubled debt restructuring pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 15, “Accounting by Debtors and Creditors of Troubled Debt Restructurings”. Under SFAS No. 15, the Amended and Restated Cisco Note was recorded at its $17.0 million principal amount plus the total estimated future interest payments of $0.8 million.   No interest was payable, nor had interest accrued on the Amended and Restated Cisco Note for the first 30 months.  As a result, the repayment of the Amended and Restated Cisco Note resulted in a gain of $0.8 million representing the amount of the estimated future interest.

Network Interconnection Relationships

In April 2005, one of our customers in France sued us as a result of the decision by another carrier to cease exchanging traffic with us through settlement free peering.  We re-established the connection to the carrier through another provider, resolving the suit.  We expect situations such as this to occur in the future.  The Internet is composed of networks that exchange traffic voluntarily.  We exchange traffic with hundreds of other networks on a settlement free basis.  Some of the operators of those networks choose to terminate the settlement free exchange of traffic from time to time.  This causes disruptions that can impact our customers, sales, and network expenses.

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

Acquisition of Aleron Broadband Services

In October 2004, we acquired certain assets of Aleron Broadband Services, formally known as AGIS Internet.  We acquired Aleron’s customer base and network, as well as Aleron’s Internet access and managed modem service. We have substantially completed the integration of these acquired assets into our operations and network.

Acquisition of Global Access

In September 2004, we acquired the majority of the assets of Global Access Telecommunications Inc. Global Access provided Internet access and other data services in Germany. We acquired over 350 customers in Germany as a result of the acquisition and have substantially completed the process of migrating these customers onto our network.

Acquisition of UFO Group, Inc.

In August 2004, we acquired certain assets of Unlimited Fiber Optics, Inc., or UFO, including UFO’s customer base, which is comprised of data service customers located in San Francisco and Los Angeles. We have substantially completed the integration of these acquired assets into our operations and network.

Acquisition of European Network

In 2004 we expanded our operations into Europe and acquired customers and extended our network, primarily in France, Spain, and Germany.  In January 2004 we acquired Firstmark Communications Participation S.à r.l., now named Cogent Europe S.à r.l., the parent holding company of Cogent France, Cogent Spain and Cogent Germany. In March 2004, Cogent Germany acquired network assets in Germany formerly operated as part of the Carrier 1 network.

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

growth in our on-net revenues and customer base, which is an indicator of the success of our on-net focused sales efforts;

growth in our on-net buildings; and

distribution of revenue across our service offerings.

Three Months Ended June 30, 2004 Compared to the Three Months Ended June 30, 2005

The following summary table presents a comparison of our results of operations for the three months ended June 30, 2004 and 2005 with respect to certain key financial measures. The comparisons illustrated in the table are discussed in greater detail below.

	Three Months Ended June 30,		Percent
	2004	2005	Change
	(unaudited)	(unaudited)
	(in thousands)	(in thousands)
Net service revenue	$20,387	$33,806	65.8%
Network operations expenses (1)	13,273	21,399	61.2%
Gross profit (2)	7,114	12,407	74.4%
Selling, general, and administrative expenses (3)	9,538	10,096	5.9%
Depreciation and amortization expenses	13,749	12,795	(6.9)%
Net loss	(22,225)	(16,151)	27.3%

(1)    Excludes amortization of deferred compensation of $213 and $95 in the three months ended June 30, 2004 and 2005, respectively, which, if included would have resulted in a period-to-period change of 59.4%.

(2)    Excludes amortization of deferred compensation of $213 and $95 in the three months ended June 30, 2004 and 2005, respectively, which, if included would have resulted in a period-to-period change of 78.4%.

(3)    Excludes amortization of deferred compensation of $2,832 and $3,080 in the three months ended June 30, 2004 and 2005, respectively, which, if included would have resulted in a period-to-period change of 6.5%.

Net Service Revenue.   Our net service revenue increased 65.8% from $20.4 million for the three months ended June 30, 2004 to $33.8 million for the three months ended June 30, 2005. The increase in net service revenue is primarily attributable to the $9.8 million increase from revenue from customers acquired in the UFO, Global Access, Aleron and Verio acquisitions and a $7.9 million increase in organic revenue. We define organic revenue as revenue derived from contracts obtained as a result of our sales efforts. Revenue from acquired customers who enter into contracts with us once their existing contracts expire or amend their acquired contract are reflected as organic revenue. These increases were offset by a $4.3 million decrease in revenue from the expiration or termination of customer contracts acquired from PSINet, FNSI and Cogent Europe.  Many of these customers entered into new contracts with us once their existing contracts expired, and as such, the revenue of these contracts is reflected in the increase in organic revenue.

Our on-net, off-net and non-core services comprised 66.9%, 21.2% and 11.9% of our net service revenue, respectively, for the three months ended June 30, 2004 and 56.0%, 34.7% and 9.3%, respectively, for the three months ended June 30, 2005.  Off-net service revenue has increased and on-net revenue has decreased as a percentage of total revenue due to the inclusion of revenue from customers we added through our December 2004 Verio acquisition, which provided primarily off-net services. We provide a managed modem service since our October 2004 acquisition of certain assets of Aleron which is included in our non-core revenues.

Our net service revenue related to our acquisitions is included in our statements of operations from the acquisition dates. Net service revenue from Cogent Europe totaled $5.0 million for the three months ended June 30, 2004 and $6.8 million for the three months ended June 30, 2005.  The increase is primarily attributed to $1.3 million of revenue from Cogent Germany, which includes the results of Global Access which we acquired in September 2004.  Approximately $0.5 million of the Cogent Europe net service non-core revenue during the three months ended June 30, 2004 was derived from network sharing services rendered to LambdaNet Communications Deutschland AG, or LambdaNet Germany. In January 2005, this network sharing arrangement was eliminated and there was no revenue recorded from LambdaNet Germany in 2005.

Network Operations Expense.   Our network operations expense, excluding the amortization of deferred compensation, increased 61.2% from $13.3 million for the three months ended June 30, 2004 to $21.4 million for the three months ended June 30, 2005. The increase was primarily due to costs associated with our UFO, Global Access, Aleron and Verio acquisitions.  For the three-month period ended June 30, 2004, Cogent Europe recorded $0.3 million of network usage costs from LambdaNet Germany. In January 2005, this network sharing arrangement was eliminated and there were no such costs in 2005.

Gross profit. Our gross profit, excluding amortization of deferred compensation, increased 74.4 % from $7.1 million for the three months ended June 30, 2004 to $12.4 million for the three months ended June 30, 2005. The $5.3 million increase is attributed to our increase in net service revenue. Our gross profit margin, excluding the amortization of deferred compensation, has expanded from 34.9% for the three months ended June 30, 2004 to 36.7% for the three months ended June 30, 2005 primarily due to an increase in our on net revenues.

Selling, General, and Administrative (SG&A) Expenses.   Our SG&A expenses, excluding the amortization of deferred compensation, increased 5.9% from $9.5 million for the three months ended June 30, 2004 to $10.1 million for the three months ended June 30, 2005. SG&A expenses increased primarily from an increase in employees and other costs related to our acquisitions including an $0.9 million increase in bad debt expense associated with our increase in revenues.

Amortization of Deferred Compensation.   The total amortization of deferred compensation increased from $3.0 million for the three months ended June 30, 2004 to $3.2 million for the three months ended June 30, 2005.  Deferred compensation is related to shares of restricted stock granted to our employees and options granted to certain employees with an exercise price below the trading price of our common stock on the grant date. These options were granted to certain of our employees in the third quarter of 2004. We amortize deferred compensation costs on a straight-line basis over the service period.

Depreciation and Amortization Expenses.   Our depreciation and amortization expense decreased from $13.7 million for the three months ended June 30, 2004 to $12.8 million for the three months ended June 30, 2005. Depreciation and amortization expense decreased as the increase in depreciation expense from additional property and equipment was more than offset by a decrease in amortization expense related to intangible assets which had become fully amortized.

Net Loss   Net loss was $22.2 million for the three months ended June 30, 2004 and $16.2 million for the three months ended June 30, 2005. The decline in the net loss is primarily due to an increase in our gross margin and lower depreciation and amortization expenses as discussed above.  Included in net loss for the three months ended June 30, 2005 is a $0.8 million gain related to the repayment of our Amended and Restated Cisco Note.

Six months Ended June 30, 2004 Compared to the Six months Ended June 30, 2005

The following summary table presents a comparison of our results of operations for the six months ended June 30, 2004 and 2005 with respect to certain key financial measures. The comparisons illustrated in the table are discussed in greater detail below.

	Six months Ended June 30,		Percent
	2004	2005	Change
	(unaudited)	(unaudited)
	(in thousands)	(in thousands)
Net service revenue	$41,332	$68,219	65.1%
Network operations expenses (1)	29,008	44,335	52.8%
Gross profit (2)	12,324	23,884	93.8%
Selling, general, and administrative expenses (3)	19,119	20,391	6.7%
Depreciation and amortization expenses	28,285	26,476	(6.4)%
Net loss	(46,395)	(31,124)	32.9%

(1)    Excludes amortization of deferred compensation of $425 and $191 in the six months ended June 30, 2004 and 2005, respectively, which, if included would have resulted in a period-to-period change of 51.3%.

(2)    Excludes amortization of deferred compensation of $425 and $191 in the six months ended June 30, 2004 and 2005, respectively, which, if included would have resulted in a period-to-period change of 99.1%.

(3)    Excludes amortization of deferred compensation of $5,652 and $6,179 in the six months ended June 30, 2004 and 2005, respectively, which, if included would have resulted in a period-to-period change of 7.3%.

Net Service Revenue.   Our net service revenue increased 65.1% from $41.3 million for the six months ended June 30, 2004 to

$68.2 million for the six months ended June 30, 2005. The increase in net service revenue is primarily attributable to the $21.5 million increase from revenue from customers acquired in the UFO, Global Access, Aleron and Verio acquisitions and a $13.5 million increase in organic revenue. We define organic revenue as revenue derived from contracts obtained as a result of our sales efforts. Revenue from acquired customers who enter into contracts with us once their existing contracts expire or amend their acquired contract are reflected as organic revenue. These increases were offset by a $8.1 million decrease in revenue from the expiration or termination of customer contracts acquired from Allied Riser, PSINet, FNSI and Cogent Europe although many of these customers entered into new contracts with us once their existing contracts expired, and as such, the revenue of these contracts is reflected in the increase in organic revenue.

Our on-net, off-net and non-core services comprised 65.6%, 22.3% and 12.1% of our net service revenue, respectively, for the six months ended June 30, 2004 and 54.5%, 35.9% and 9.7%, respectively, for the six months ended June 30, 2005.  Off-net service revenue has increased as a percentage of total revenue due to the inclusion of revenue from customers we added through our December 2004 Verio Inc. acquisition, which provided primarily off-net services. We have provided a managed modem service since our October 2004 acquisition of certain assets of Aleron which is included in our non-core revenues.

Our net service revenue related to our acquisitions is included in our statements of operations from the acquisition dates. Net service revenue from Cogent Europe totaled $10.6 million for the six months ended June 30, 2004 and $13.8 million for the six months ended June 30, 2005.  The increase is primarily attributed to $2.5 million of revenue from Cogent Germany which includes the results of Global Access which we acquired in September 2004.  Approximately $1.1 million of the Cogent Europe net service non-core revenue during the six months ended June 30, 2004 was derived from network sharing services rendered to LambdaNet Communications Deutschland AG, or LambdaNet Germany. In January 2005, this network sharing arrangement was eliminated and there was no revenue recorded from LambdaNet Germany in 2005. Net service revenue from our UFO, Global Access, Aleron and Verio acquisitions that occurred in August 2004, September 2004, October 2004 and December 2004, respectively, totaled $21.5 million for the six months ended June 30, 2005.

Network Operations Expense.   Our network operations expense, excluding the amortization of deferred compensation, increased 52.8% from $29.0 million for the six months ended June 30, 2004 to $44.3 million for the six months ended June 30, 2005. The increase was primarily due to the costs associated with our UFO, Global Access, Aleron and Verio acquisitions.  For the six-month period ended June 30, 2004, Cogent Europe recorded $1.4 million of network usage costs from LambdaNet Germany. In January 2005, this network sharing arrangement was eliminated and there were no such costs in 2005.

Gross profit. Our gross profit, excluding amortization of deferred compensation, increased 93.8% from $12.3 million for the six months ended June 30, 2004 to $23.9 million for the six months ended June 30, 2005. The increase is attributed to our increase in net service revenue. Our gross profit margin, excluding the amortization of deferred compensation, has expanded from 29.8% for the six months ended June 30, 2004 to 35.0% for the six months ended June 30, 2005 primarily due to an increase in our on net revenues.  Excluding the impact of the net service revenue and network operations expense related to LambdaNet Germany, the gross profit margin percentage for the six months ended June 30, 2004 would have been 31.3%.

Selling, General, and Administrative Expenses.   Our SG&A expenses, excluding the amortization of deferred compensation, increased 6.7% from $19.1 million for the six months ended June 30, 2004 to $20.4 million for the six months ended June 30, 2005. SG&A expenses increased primarily from an increase in employees related to our acquisitions including an $0.8 million increase in bad debt expense associated with an increase in revenues.

Amortization of Deferred Compensation.   The total amortization of deferred compensation increased from $6.1 million for the six months ended June 30, 2004 to $6.4 million for the six months ended June 30, 2005.  Deferred compensation is related to shares of restricted stock granted to our employees and options granted to certain employees with an exercise price below market value. These options were granted to certain of our employees in the third quarter of 2004. We amortize deferred compensation costs on a straight-line basis over the service period.

Depreciation and Amortization Expenses.   Our depreciation and amortization expense decreased from $28.3 million for the six months ended June 30, 2004 to $26.5 million for the six months ended June 30, 2005. Depreciation and amortization expense decreased as the increase in depreciation expense from additional property and equipment was more than offset by a decrease in amortization expense related to intangible assets, which had become fully amortized.

Net Loss   Net loss was $46.4 million for the six months ended June 30, 2004 and $31.1 million for the six months ended June 30, 2005. The decline in the net loss is primarily due to an increase in our gross margin and lower depreciation and amortization expenses as discussed above.  Included in net loss are net gains on the disposition of assets of $3.4 million for the six months ended June 30, 2005 and a $0.8 million gain related to the repayment of our Amended and Restated Cisco Note.

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

We have recently engaged in a series of transactions that have impacted our liquidity. These included the following:

•                  On June 13, 2005 we sold 10.0 million shares of common stock at $6.00 per share in a public offering (the “Public Offering”). On June 16, 2005 the underwriters exercised their option to purchase an additional 1.5 million shares of common stock at $6.00 per share.  The Public Offering resulted in net proceeds, after underwriting, legal, accounting and printing costs of $63.7 million.

•                  In June 2005, we used a portion of the proceeds from the Public Offering to repay our $17.0 million Amended and Restated Cisco Note and our $10.0 million subordinated note to Columbia Ventures Corporation plus $0.3 million of accrued interest on the Subordinated Note.  Both of these obligations were required to be repaid with the Public Offering proceeds under the terms of the related note agreements.

•                  On March 30, 2005, Cogent France sold a building located in Lyon, France for net proceeds of approximately $5.1 million.

•                  On March 9, 2005, we entered into a credit facility with a commercial bank. The credit facility provides for borrowings of up to $10.0 million and is secured by our accounts receivable. As of June 30, 2005 $10.0 million was available under the line of credit. We repaid the outstanding balance under our Accounts Receivable Credit Facility with the Proceeds from the Public Offering.

Cash Flows

The following table sets forth our consolidated cash flows for the six months ended June 30, 2004 and six months ended June 30, 2005.

	Six months ended June 30,
(in thousands)	2004	2005
Net cash used in operating activities	(17,629)	(8,161)
Net cash provided by (used in) investing activities	4,514	(8,124)
Net cash provided by financing activities	18,658	41,699
Effect of exchange rates on cash	(418)	(666)
Net increase in cash and cash equivalents during period	5,125	24,748

Net Cash Used In Operating Activities.   Net cash used in operating activities was $17.6 million for the six months ended June 30, 2004 compared to $8.2 million for the six months ended June 30, 2005. The $9.5 million decrease in cash used in operating activities is primarily due to an increase in our gross margin dollars.  Our primary sources of operating cash are receipts from our customers who are billed on a monthly basis for our services. Our primary uses of operating cash are payments made to our vendors and employees. Our net loss was $46.4 million for the six months ended June 30, 2004 compared to a net loss of $31.1 million for the six months ended June 30, 2005. Net loss for the six months ended June 30, 2004 and six months ended June 30, 2005 included net gains on the disposition of assets and debt of $0.7 million and $4.0 million, respectively. Depreciation and amortization, including the amortization of deferred compensation and the debt discount on the Allied Riser notes was $34.8 million for the six months ended June 30, 2004 and $33.5 million for the six months ended June 30, 2005. Net changes in assets and liabilities resulted in a decrease to operating cash of $5.3 million for the six months ended June 30, 2004 and a decrease in operating cash of $6.6 million for the six months ended June 30, 2005.

Net Cash Provided By (Used In) Investing Activities.   Net cash provided by investing activities was $4.5 million for the six months ended June 30, 2004 and net cash used in investing activities was $8.1 million for the six months ended June 30, 2005. The $12.6 million change in cash provided by (used in) investing activities is primarily due to a $4.1 million increase in purchases of property and equipment related to network and on net building expansion and a $8.6 million net difference resulting from acquired cash and maturities of short term investments of $4.4 million for the six months ended June 30, 2004 compared to net maturities of short term investments and a restricted cash payment of $4,2 million for the six months ended June 30, 2005.  Our primary use of investing cash for the six months ended June 30, 2004 was $4.0 million for the purchase of property and equipment. Our primary uses of investing cash for the six months ended June 30, 2005 were $8.1 million for the purchase of property and equipment, $4.0 million of restricted cash required as a covenant under our accounts receivable credit facility, and $0.9 million for the final payment under our purchase of network assets in Germany. Our primary sources of investing cash for the six months ended June 30, 2004 were $4.3 million from the proceeds of the disposition of assets, $2.3 million from the maturities of short-term investments and $2.2 million of cash acquired in our acquisition of Cogent Europe. Our primary sources of investing cash for the six months ended June 30, 2005 were $5.1 million from the proceeds of the disposition of assets.

Net Cash Provided by Financing Activities.   Financing activities provided net cash of $18.7 million for the six months ended June 30, 2004 and $41.7 million for the six months June 30, 2005. The $23.0 million increase in cash provided by activities is primarily due to $46.7 million of net cash provided from our public offering after debt repayments during the six months ended June 30, 2005 as compared to $22.0 million in acquired cash related to mergers during the six months ended June 30, 2004.  Our primary uses of financing cash for the six months ended June 30, 2004 were $1.2 million for a payment to LNG, a related party, and $2.1 million of principal payments under our capital lease obligations. Our primary uses of financing cash for the six months ended June 30, 2005 were $5.0 million of principal payments under our capital lease obligations, $10.0 million of principal payments made on our accounts receivable credit facility, $10.0 million repayment of our Subordinated Note due to Columbia Ventures, a related party, and $17.0 million repayment of our note due to Cisco Capital, a related party. Our primary source of financing cash for the six months ended June 30, 2004 was $22.0 million of cash acquired in mergers.  Our primary sources of financing cash for the six months ended June 30, 2005 were $63.7 million of net proceeds from our Public Offering, $10.0 million of cash borrowed under our accounts receivable credit facility and $10.0 million borrowed under our Subordinated Note.

Cash Position and Indebtedness

Our total indebtedness, net of discount, at June 30, 2005 was $102.5 million and our total cash and cash equivalents and short-term investments were $43.5 million, $4.8 million of which is restricted.  Our total indebtedness at June 30, 2005 includes $96.6 million of the present value of capital lease obligations for dark fiber primarily under 15-25 year IRUs, of which approximately $7.1 million is considered a current liability.

Line of Credit

On March 9, 2005, we entered into a credit facility with a commercial bank. The credit facility provides for borrowings of up to $10.0 million and is secured by our accounts receivable and our other assets. The borrowing base is determined primarily by the aging characteristics related to our accounts receivable. On March 18, 2005, we borrowed $10.0 million against our North American accounts receivable under.  Under the credit facility, $4.0 million of our cash is restricted and held by the lender as a covenant.  This amount is classified as long-term restricted cash and cash equivalents on our June 30, 2005 balance sheet since the credit facility matures on January 31, 2007. As of June 30, 2005, the Company repaid the initial $10.0 million borrowing.  Borrowings under the credit facility accrue interest at the prime rate plus 1.5% and may, in certain circumstances, be reduced to the prime rate plus 0.5%. Our obligations under the credit facility are secured by a first priority lien in certain of our accounts receivable, a second priority lien on a majority of our assets and are guaranteed by our material domestic subsidiaries. Interest is paid monthly. The credit facility includes an unused facility fee of 0.37% and a 1% prepayment penalty.  The agreements governing the credit facility contain certain customary representations and warranties, covenants, notice provisions and events of default including a requirement to maintain a certain percentage of the Company’s North American subsidiaries unrestricted cash with the commercial bank.

Future Capital Requirements

We believe that our cash on hand which includes cash obtained in 2005 from our Public Offering and cash available under our credit facility will be adequate to meet our working capital, capital expenditure, debt service and other cash requirements for the foreseeable future if we execute our business plan. Our business plan assumes, among other things, the following:

•                  our ability to maintain and increase the size of our current customer base; and

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

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) requires all share-based payments to employees, including grants of stock options, to be recognized in the statement of operations based upon their fair values. We currently disclose the impact of valuing grants of stock options and recording the related compensation expense in a pro-forma footnote to our financial statements. Under SFAS 123(R) this alternative is no longer available. We will be required to adopt SFAS 123(R) in the first quarter of 2006 and as a result will record additional compensation expense in our statements of operations. The impact of the adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net loss in the notes to our consolidated financial statements. We are currently evaluating the impact of the adoption of SFAS 123(R) on our financial position and results of operations and support for the assumptions that underlie the valuation of the awards.

In June 2005, the Emerging Issues Task Force reached a consensus on EITF Issue No. 05-06, “Determining the Amortization Period for Leasehold Improvements”.  Under the consensus leasehold improvements acquired in a business combination or purchased subsequent to the inception of the lease should be amortized over the lesser of the useful life of the asset or the lease term that includes reasonably assured lease renewals as determined on the date of the leasehold improvement.   The guidance in the consensus will be applied in periods beginning after July 1, 2005 and may increase the amortization period for certain leasehold improvements.

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

Marketable securities were approximately $43.5 million at June 30, 2005, $38.6 million of which are considered cash and cash equivalents and mature in 90 days or less, $0.9 million are short-term investments, ($0.8 million is restricted for collateral against letters of credit) $4.0 million is long term restricted cash and held by the lender as a covenant. We also own commercial paper investments and certificates of deposit totaling $1.4 million that are classified as other long-term assets. These investments are also restricted for collateral against letters of credit.

Our $10.0 million credit facility is indexed to the prime rate plus 1.5% and may, in certain circumstances be reduced to the prime rate plus 0.5%. There were no borrowings outstanding at June 30, 2005.  The Allied Riser convertible subordinated notes have a face value of $10.2 million, are due in June 2007, and carry a fixed interest rate of 7.5%.  The notes were recorded at their fair value of approximately $2.9 million at the merger date. The resulting discount is being accreted to interest expense through the maturity date using the effective interest rate method.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS .

We are involved in legal proceedings in the normal course of our business that we do not expect to have a material impact on our operations or results of operations.  The more significant of these proceedings are discussed in Note 8 of our interim condensed consolidated financial statements.

On August 3, 2005 a class action complaint was filed against us, our Chief Executive Officer, and our Chief Financial Officer in the United States District Court for the District of Columbia.  The complaint seeks damages on behalf of purchasers of our common stock during the period from February 14, 2005 (the date we filed a registration statement on Form S-1 for our Public Offering of common stock) through June 7, 2005 (the date of pricing of Company common stock in connection with the Public Offering).  The complaint alleges that the registration statement (including amendments), press releases, and Form 10-K issued during the class period were false and misleading because we and the named officers allegedly intended to sell the stock at a materially reduced price from our stock’s then-current trading price.  We believe that the claims will be determined to be without merit and will vigorously pursue our defense.  On August 9, 2005 a press release indicated another similar class action complaint had been filed.  Due to the preliminary state of these actions, we are unable to assess its likely outcome and can give no assurance of the ultimate impact on our future financial position or results of operations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

Holders of our securities approved by written action dated April 22, 2005 an increase of shares available for grant under the 2004 Incentive Award Plan of 600,000 shares of common stock.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

By written action dated April 22, 2005 holders of our common stock approved the election of our directors; the ratification of Ernst & Young LLP as our independent auditors for fiscal 2005; and the approval of the increase of shares available for grant under the 2004 Incentive Award Plan from 1,153,847 to 1,753,847 shares of common stock.

Our annual meeting was held on June 16, 2005 and notice was again made concerning the actions approved by the holders of our securities by written action on April 22, 2004, as noted above.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

Exhibit Number	Description
10.1	Extension of Lease for Headquarters Space to August 31, 2006, by and between 6715 Kenilworth Avenue Partnership and Cogent Communications Group, Inc., dated July 21, 2005.
10.2	Option for extension of Lease for Headquarters Space to August 31, 2007, by and between 6715 Kenilworth Avenue Partnership and Cogent Communications Group, Inc., dated July 21, 2005
31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer (filed herewith)
32.2	Certification of Chief Financial Officer (filed herewith)

(b) Reports on Form 8-K.

During the three months ended June 30, 2005, the Company filed one report on Form 8-K containing the following information and filed on the following date:

Date	Description
June 17, 2005

The completion on June 13, 2004, by Cogent Communications Group, Inc. of a public offering of the sale of shares of its common stock with aggregate gross proceeds in the amount of $69.0 million. The Company used a portion of the proceeds to repay the Credit Agreement in the principal amount of $17.0 million to Cisco Systems Capital. The Company also repaid approximately $10.3 million to Columbia Ventures in full payment of an outstanding Note.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 15, 2005	COGENT COMMUNICATIONS GROUP, INC.
	By:	/s/ David Schaeffer
Name: David Schaeffer
Title: Chairman of the Board and Chief Executive Officer
Date: August 15, 2005	By:	/s/ Thaddeus G. Weed
Name: Thaddeus G. Weed
Title: Chief Financial Officer (Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description
10.1	Extension of Lease for Headquarters Space to August 31, 2006, by and between 6715 Kenilworth Avenue Partnership and Cogent Communications Group, Inc., dated July 21, 2005.
10.2	Option for extension of Lease for Headquarters Space to August 31, 2007, by and between 6715 Kenilworth Avenue Partnership and Cogent Communications Group, Inc., dated July 21, 2005
31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer (filed herewith)
32.2	Certification of Chief Financial Officer (filed herewith)