Form 10-Q
period 2005-09-30
COGENT COMMUNICATIONS GROUP INC
filed 2005-11-14
CIK 1158324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.001 par value 43,885,754 Shares Outstanding as of November 10, 2005

INDEX

PART I
FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets of Cogent Communications Group, Inc., and Subsidiaries as of December 31, 2004 and September 30, 2005 (Unaudited)
Condensed Consolidated Statement of Operations of Cogent Communications Group, Inc., and Subsidiaries for the Three Months Ended September 30, 2004 and September 30, 2005 (Unaudited)
Condensed Consolidated Statement of Operations of Cogent Communications Group, Inc., and Subsidiaries for the Nine Months Ended September 30, 2004 and September 30, 2005 (Unaudited)
Condensed Consolidated Statement of Cash Flows of Cogent Communications Group, Inc., and Subsidiaries for the Nine Months Ended September 30, 2004 and September 30, 2005 (Unaudited)
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
SIGNATURES
CERTIFICATIONS

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2004 AND SEPTEMBER 30, 2005

(IN THOUSANDS, EXCEPT SHARE DATA)

	December 31, 2004	September 30, 2005
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,844	$35,555
Short term investments ($355 and $700 restricted, respectively)	509	754
Accounts receivable, net of allowance for doubtful accounts of $3,229 and $2,106, respectively	13,564	14,289
Prepaid expenses and other current assets	4,224	3,798
Total current assets	32,141	54,396
Property and equipment:
Property and equipment	475,775	482,029
Accumulated depreciation and amortization	(138,500)	(178,188)
Total property and equipment, net	337,275	303,841
Intangible assets:
Intangible assets	30,240	29,889
Accumulated amortization	(27,115)	(28,397)
Total intangible assets, net	3,125	1,492
Asset held for sale	1,220	—
Restricted cash	—	4,000
Other assets ($1,370 and $1,375 restricted, respectively)	4,825	4,620
Total assets	$378,586	$368,349
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$16,090	$11,568
Accrued liabilities	20,669	17,038
Capital lease obligations, current maturities	7,488	6,525
Total current liabilities	44,247	35,131
Amended and Restated Cisco Note – related party	17,842	—
Convertible subordinated notes, net of discount of $5,026 and $3,916, respectively	5,165	6,275
Capital lease obligations, net of current maturities	95,887	86,763
Other long-term liabilities	2,955	2,549
Total liabilities	166,096	130,718
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, Series F, $0.001 par value; 11,000 shares authorized, issued, and outstanding at December 31, 2004; none at September 30, 2005	10,904	—
Convertible preferred stock, Series G, $0.001 par value; 41,030 shares authorized, 41,021 shares issued and outstanding at December 31, 2004; none at September 30, 2005	40,778	—
Convertible preferred stock, Series H, $0.001 par value; 84,001 shares authorized; 45,821 shares issued and outstanding at December 31, 2004; none at September 30, 2005	44,309	—
Convertible preferred stock, Series I, $0.001 par value; 3,000 shares authorized, 2,575 shares issued and outstanding at December 31, 2004; none at September 30, 2005	2,545	—
Convertible preferred stock, Series J, $0.001 par value; 3,891 shares authorized, issued and outstanding at December 31, 2004; none at September 30, 2005	19,421	—
Convertible preferred stock, Series K, $0.001 par value; 2,600 shares authorized, issued and outstanding at December 31, 2004; none at September 30, 2005	2,588	—
Convertible preferred stock, Series L, $0.001 par value; 185 shares authorized, issued and outstanding at December 31, 2004; none at September 30, 2005	927	—
Convertible preferred stock, Series M, $0.001 par value; 3,701 shares authorized, issued and outstanding at December 31, 2004; none at September 30, 2005	18,353
Common stock, $0.001 par value; 75,000,000 shares authorized; 827,487 and 43,885,754 shares outstanding, respectively	1	44
Additional paid-in capital	236,692	439,756
Deferred compensation	(22,533)	(12,692)
Stock purchase warrants	764	764
Treasury stock, 61,462 shares	(90)	(90)
Accumulated other comprehensive income – foreign currency translation adjustment	1,515	763
Accumulated deficit	(143,684)	(190,914)
Total stockholders’ equity	212,490	237,631
Total liabilities and stockholders’ equity	$378,586	$368,349

The accompanying notes are an integral part of these condensed consolidated balance sheets.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2005

(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended September 30, 2004	Three Months Ended September 30, 2005
	(Unaudited)	(Unaudited)
Net service revenue	$21,736	$33,772
Operating expenses:
Network operations (including $207 and $95 of amortization of deferred compensation, respectively, exclusive of amounts shown separately)	14,510	21,590
Selling, general, and administrative (including $2,753 and $3,069 of amortization of deferred compensation, respectively, and $432 and $824 of bad debt expense, respectively)	11,842	13,245
Restructuring charges	1,396	1,319
Terminated public offering costs	779	—
Depreciation and amortization	13,369	12,432
Total operating expenses	41,896	48,586
Operating loss	(20,160)	(14,814)
Gain on capital lease restructuring	—	844
Interest income and other, net	181	489
Interest expense	(3,062)	(2,625)
Net loss	$(23,041)	$16,106)
Beneficial conversion charge	(3,455)	—
Net loss applicable to common shareholders	$(26,496)	$(16,106)
Net loss per common share:
Basic and diluted net loss per common share	$(28.58)	$(0.37)
Beneficial conversion charges	(4.29)	—
Basic and diluted net loss per common share applicable to common stock	$(32.87)	$(0.37)
Weighted-average common shares—basic and diluted	806,151	43,886,390

The accompanying notes are an integral part of these condensed consolidated statements of operations.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2005

(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2005
	(Unaudited)	(Unaudited)
Net service revenue	$63,068	$101,990
Operating expenses:
Network operations (including $633 and $286 of amortization of deferred compensation, respectively, exclusive of amounts shown separately)	43,944	66,117
Selling, general, and administrative (including $8,404 and $9,249 of amortization of deferred compensation, respectively, and $2,453 and $3,795 of bad debt expense, respectively)	36,612	39,816
Restructuring charges	1,396	1,319
Terminated public offering costs	779	—
Depreciation and amortization	41,654	38,908
Total operating expenses	124,385	146,160
Operating loss	(61,317)	(44,170)
Gains on disposition of assets, net	842	3,372
Gains on Cisco debt repayment and capital lease restructuring	—	1,686
Interest income and other, net	471	862
Interest expense	(9,432)	(8,980)
Net loss	$(69,436)	$(47,230)
Beneficial conversion charges	(25,483)	—
Net loss applicable to common shareholders	$(94,919)	$(47,230)
Net loss per common share:
Basic and diluted net loss per common share	$(93.31)	$(1.49)
Beneficial conversion charges	(34.25)	—
Basic and diluted net loss per common share applicable to common stock	$(127.56)	$(1.49)
Weighted-average common shares—basic and diluted	744,138	31,646,576

The accompanying notes are an integral part of these condensed consolidated statements of operations.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2005

(IN THOUSANDS)

	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2005
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(69,436)	$(47,230)
Adjustments to reconcile net loss to net cash used in operating activities:
Gains— dispositions of assets and debt, net	(736)	(4,825)
Depreciation and amortization	41,654	38,908
Amortization of debt discount—convertible notes	758	1,110
Amortization of deferred compensation	9,037	9,535
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	2,231	(1,400)
Prepaid expenses and other current assets	1,480	208
Other assets	740	(152)
Accounts payable, accrued and other liabilities	(7,593)	(2,476)
Net cash used in operating activities	(21,865)	(6,322)
Cash flows from investing activities:
Purchases of property and equipment	(6,335)	(12,148)
Purchase of German network assets	—	(932)
Maturities (purchases) of short term investments	3,514	(41)
Restricted cash-collateral under credit facility	—	(4,000)
Cash acquired – acquisitions	2,329	—
Proceeds from other acquired assets	602	—
Purchases of intangible assets	(357)	—
Proceeds from dispositions of assets	3,678	5,122
Net cash provided by (used in) investing activities	3,431	(11,999)
Cash flows from financing activities:
Proceeds from sale of common stock, net	—	63,723
Cash acquired - mergers	23,855	—
Proceeds from issuance of subordinated note – related party	—	10,000
Repayment of subordinated note – related party		(10,000)
Borrowings under credit facility	—	10,000
Repayments under credit facility	—	(10,000)
Repayment of Cisco note – related party	—	(17,000)
Repayment of advances from LNG Holdings—related party	(1,225)	—
Repayments of capital lease obligations	(3,199)	(6,059)
Net cash provided by financing activities	19,431	40,664
Effect of exchange rate changes on cash	(76)	(632)
Net increase in cash and cash equivalents	921	21,711
Cash and cash equivalents, beginning of period	7,875	13,844
Cash and cash equivalents, end of period	$8,796	$35,555

The accompanying notes are an integral part of these condensed consolidated statements of cash flows.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004 and 2005

(unaudited)

1.             Description of the business and recent developments :

Description of business

Cogent Communications, Inc. (“Cogent”) was formed on August 9, 1999, as a Delaware corporation and is headquartered in Washington, DC. In 2001, Cogent formed Cogent Communications Group, Inc., (the “Company”), a Delaware corporation.

The Company is a leading facilities-based provider of low-cost, high-speed Internet access and Internet Protocol (“IP”) communications services. The Company’s network is specifically designed and optimized to transmit data using IP. The Company delivers its services to small and medium-sized businesses, communications service providers and other bandwidth-intensive organizations through over 9,600 customer connections in North America and Europe.

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

In addition to providing on-net services, the Company also provides Internet connectivity to customers that are not located in buildings directly connected to its network. The Company serves these off-net customers using other carriers’ facilities to provide the “last mile” portion of the link from its customers’ premises to the Company’s network. The Company also operates data centers throughout North America and Europe that allow customers to co-locate their equipment and access our network.

The Company has created its network by acquiring  optical fiber from carriers with large amounts of unused fiber and directly connecting Internet routers to the  optical fiber national backbone. The Company has expanded its network through several acquisitions of financially distressed companies or their assets. The overall impact of these acquisitions on the operation of its business has been to extend the physical reach of the Company’s network in both North America and Europe, expand the breadth of its service offerings, and increase the number of customers to whom the Company provides its services.

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

Reclassifications

Certain previously reported December 31, 2004 and September 30, 2004 amounts have been reclassified in order to be consistent with the September 30, 2005 financial statement presentation.

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

International operations

The Company recognizes revenue from operations in Canada through its wholly owned subsidiary, Cogent Canada. Revenue for Cogent Canada for the three months ended September 30, 2004 and 2005 was $1.6 million and $2.1 million, respectively. Revenue for Cogent Canada for the nine months ended September 30, 2004 and 2005 was $4.5 million and $5.7 million, respectively.  Cogent Canada’s total assets were $11.6 million at September 30, 2005 and $11.4 million at December 31, 2004.  The Company began recognizing revenue from operations in Europe effective with the January 5, 2004 acquisition of Cogent Europe. Revenue for the Company’s European operations for the three months ended September 30, 2004 and 2005 was $5.7 million and $6.7 million, respectively. Revenue for the Company’s European operations for the nine months ended September 30, 2004 and 2005 was $16.3 million and $20.5 million, respectively.  Cogent Europe’s total consolidated assets were $58.6 million at September 30, 2005 and $68.3 million at December 31, 2004.

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

Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting of Comprehensive Income” requires “comprehensive income” and the components of “other comprehensive income” to be reported in the financial statements and/or notes thereto. The Company’s only component of “other comprehensive income” is currency translation adjustments for all periods presented.

	Three months ended September 30, 2004	Three months ended September 30, 2005
Net loss applicable to common stock	$(26,496)	$(16,106)
Currency translation	268	204
Comprehensive loss	$(26,228)	$(15,902)

	Nine months ended September 30, 2004	Nine months ended September 30, 2005
Net loss applicable to common stock	$(94,919)	$(47,230)
Currency translation	(56)	(752)
Comprehensive loss	$(94,975)	$(47,982)

Financial instruments

The Company considers all highly liquid investments with an original maturity of three months or less at purchase to be cash equivalents. The Company determines the appropriate classification of its investments at the time of purchase and evaluates such designation at each balance sheet date. At September 30, 2005 and December 31, 2004, the Company’s marketable securities consisted of money market accounts and certificates of deposit.

The Company was party to letters of credit totaling approximately $1.7 million at September 30, 2005 and $1.7 million as of December 31, 2004. These letters of credit are secured by certificates of deposit and commercial paper investments of approximately $1.8 million at September 30, 2005 and $1.7 million at December 31, 2004 that are restricted and included in short-term investments and other assets.

At September 30, 2005 and December 31, 2004 the carrying amount of cash and cash equivalents, restricted cash, short-term investments, accounts receivable, prepaid and other current assets, accounts payable, and accrued expenses approximated fair value because of the short maturity of these instruments.  The Allied Riser convertible subordinated notes are due in September 2007 and have a face value of $10.2 million. The notes were recorded at their fair value of approximately $2.9 million at the merger date. The resulting discount is being accreted to interest expense through the maturity date using the effective interest rate method.

Credit risk

The Company’s assets that are exposed to credit risk consist of its cash equivalents, short-term investments, other assets and accounts receivable. The Company places its cash equivalents and short-term investments in instruments that meet high-quality credit standards as specified in the Company’s investment policy guidelines. Accounts receivable are due from customers located in major metropolitan areas in the United States, Western Europe and in Ontario, Canada.

Long-lived assets

The Company’s long-lived assets include property and equipment and identifiable intangible assets. These long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Pursuant to SFAS No. 144, impairment is determined by comparing the carrying value of these long-lived assets to management’s probability weighted estimate of the future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. The cash flow projections used to make this assessment are consistent with the cash flow projections that management uses internally to assist in making key decisions. In the event an impairment exists, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset, which is generally determined by using quoted market prices or valuation techniques such as the discounted present value of expected future cash flows, appraisals, or other pricing models.  In the event there are changes in the planned use of the Company’s long-term assets or the Company’s expected future undiscounted cash flows are reduced significantly, the Company’s assessment of its ability to recover the carrying value of these assets under SFAS No. 144 would change.

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

	Three Months Ended September 30, 2004	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2005
Net loss applicable to common stock, as reported	$(26,496)	$(16,106)	$(94,919)	$(47,230)
Add: stock-based employee compensation expense included in reported net loss, net of related tax effects	2,960	3,164	9,037	9,535
Deduct: total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(3,086)	(3,318)	(9,163)	(9,965)
Pro forma—net loss applicable to common stock	$(26,622)	$(16,260)	$(95,045)	$(47,660)
Loss per share as reported—basic and diluted	$(32.87)	$(0.37)	$(127.56)	$(1.49)
Pro forma loss per share—basic and diluted	$(33.02)	$(0.37)	$(127.73)	$(1.51)

The weighted average per share grant date fair value of options granted was $4.62 for the three months and $6.21 for the nine months ended September 30, 2005, respectively. The fair value of these options was estimated at the date of grant using the Black-Scholes method with the following weighted-average assumptions —an average risk-free rate of approximately 4.0 percent, a dividend yield of 0 percent, an expected life of 5.0 years, and expected volatility of between 151% and 194%.  The weighted average per share grant date fair value of options granted was $6.50 for the three months and nine months ended September 30, 2004. The fair value of these options was estimated at the date of grant using the Black-Scholes method with the following weighted-average assumptions —an average risk-free rate of approximately 4.0 percent, a dividend yield of 0 percent, an expected life of 5.0 years, and expected volatility of 162%.

The Company granted options for 42,952 shares of common stock at a weighted average exercise price of $5.03 for the three months ended September 30, 2005 and granted options for 79,461 shares of common stock at a weighted average exercise price of $6.69 for the nine months ended September 30, 2005. As of September 30, 2005, there were options for 1,122,698 shares outstanding at a weighted average exercise price of $2.48 per share and 113,598 of these options are vested. The weighted average per share grant date fair value of 73,578 restricted shares granted to employees in the nine months ended September 30, 2004 was $32.37. There were no restricted shares granted in the nine months ended September 30, 2005.  The fair value of restricted shares was determined using the trading price of the Company’s common stock on the date of grant.

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

The weighted-average common shares basic and diluted increased from 0.8 million for the three months ended September 30, 2004 to 43.9 million for the three months ended September 30, 2005 and from 0.7 million for the nine months ended September 30, 2004 to 31.6 million for the nine months ended September 30, 2005 primarily due to the effect of the conversion of the Company’s shares of preferred stock into 31.6 million shares of common stock on February 14, 2005 and the Company’s public offering of 11.5 million shares of common stock which closed in June 2005.

For the three and nine months ended September 30, 2005, options to purchase 1.1 million shares of common stock at a weighted-average exercise price of $2.48 per share are not included in the computation of diluted earnings per share as the effect would be anti-dilutive. For the three and nine months ended September 30, 2004 preferred stock convertible into approximately 25.9 million shares of common stock is not included in the computation of diluted earnings per share as the effect would be anti-dilutive.

Recent accounting pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) requires all share-based payments to employees, including grants of stock options, to be recognized in the statement of operations based upon their fair values. The Company currently discloses the impact of valuing grants of stock options and recording the related compensation expense in a pro-forma footnote to its financial statements. Under SFAS 123(R) this alternative is no longer available. The Company will be required to adopt SFAS 123(R) on January 1, 2006 and as a result will record additional compensation expense in its statements of operations. The impact of the adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net loss in the notes to these condensed consolidated financial statements. The Company plans on adopting the modified prospective method under SFAS 123(R) and is currently evaluating the impact of the adoption of SFAS 123(R) on its financial position and results of operations and support for the assumptions that underlie the valuation of the awards.

In September 2005, the Emerging Issues Task Force reached a consensus on EITF Issue No. 05-06, “Determining the Amortization Period for Leasehold Improvements”.  Under the consensus, leasehold improvements acquired in a business combination or purchased subsequent to the inception of the lease should be amortized over the lesser of the useful life of the asset or the lease term that includes reasonably assured lease renewals as determined on the date of the leasehold improvement.   The guidance in the consensus was adopted on July 1, 2005 and did not materially impact the Company’s financial statements.

Cash flows from financing activities

In connection with the mergers with Cogent Europe and Symposium Omega certain of the Company’s shareholders invested in the entities that acquired the operating assets and liabilities of the businesses acquired. As a result, these amounts are included in cash flows from financing activities in the accompanying condensed consolidated statement of cash flows for the nine months ended September 30, 2004.

2.             Acquisitions:

Since the Company’s inception, it has consummated several acquisitions through which it has generated revenue growth, expanded its network and customer base and added strategic assets to its business. These acquisitions were recorded in the accompanying financial statements under the purchase method of accounting. The operating results have been included in the consolidated statements of operations from the acquisition dates. The purchase price allocations for the Verio and Aleron acquisitions are not finalized and could change if assumed liabilities result in amounts different than the estimated amounts.

3.             Property and equipment and asset held for sale:

Property and equipment consisted of the following (in thousands):

	December 31, 2004	September 30, 2005
Owned assets:
Network equipment	$221,480	$228,799
Network infrastructure	34,303	36,016
Leasehold improvements	61,604	62,684
Software	7,599	7,677
Office and other equipment	5,661	5,769
Buildings	1,654	1,459
Land	260	229
	332,561	342,634
Less—Accumulated depreciation and amortization	(117,352)	(151,925)
	215,209	190,709
Assets under capital leases:
IRUs	143,214	139,395
Less—Accumulated depreciation and amortization	(21,148)	(26,263)
	122,066	113,132
Property and equipment, net	$337,275	$303,841

Depreciation and amortization expense related to property and equipment and capital leases was $11.4 million and $12.8 million for the three months ended September 30, 2004 and 2005, respectively, and was $34.8 million and $37.3 million for the nine months ended September 30, 2004 and 2005, respectively.

Asset held for sale

In March 2005, the Company sold a building and land located in Lyon, France for net proceeds of $5.1 million. These assets were acquired in the Cogent Europe acquisition. The associated net book value of $1.2 million was classified as “Asset Held for Sale” in the accompanying December 31, 2004 consolidated balance sheet. This transaction resulted in a gain of approximately $3.8 million included as a component of gains on dispositions of assets in the accompanying statement of operations for the nine months ended September 30, 2005.

Capitalized network construction labor and related costs

For the three months ended September 30, 2004 and 2005, the Company capitalized salaries and related benefits of employees working directly on the construction and build-out of its network of $0.4 million and $0.5 million, respectively. For the nine months ended September 30, 2004 and 2005, the Company capitalized salaries and related benefits of $1.2 million and $1.7 million, respectively.  These amounts are included in network infrastructure.

4.             Accrued liabilities:

Paris office lease – restructuring charges

                In 2004, the French subsidiary of Cogent Europe re-located its Paris headquarters.  The estimated net present value of the remaining lease obligation, net of estimated sublease income, was approximately $1.8 million and was recorded as a restructuring charge in 2004.  In the third quarter of 2005, the Company revised its estimate for sublease income and estimated that the net present value of the remaining lease obligation increased by approximately $1.3 million and recorded an additional restructuring charge.   A reconciliation of the amounts related to these contract termination costs is as follows (in thousands):

Restructuring accrual
Charged to costs - 2004	$1,821
Accretion	145
Amounts paid	(355)
Balance – December 31, 2004	1,611
Accretion	144
Charged to costs - 2005	1,319
Impact of foreign currency translation	(171)
Amounts paid	(1,058)
Balance – September 30, 2005	1,845
Current portion (recorded as accrued liabilities)	(1,292)
Long term (recorded as other long term liabilities)	$553

In December 2004, the Company accrued for the net present value of estimated net cash flows for amounts related to leases of abandoned facilities acquired in its Verio acquisition.   A reconciliation of the amounts related to these contract termination costs is as follows (in thousands):

Lease accrual
Assumed obligation - 2004	$1,894
Accretion	83
Amounts paid	(658)
Balance – September 30, 2005	1,319
Current portion (recorded as accrued liabilities)	(387)
Long term (recorded as other long term liabilities)	$932

Accrued liabilities consist of the following (in thousands):

	December 31, 2004	September 30, 2005
General operating expenditures	$9,575	$9,434
Restructuring accrual	1,229	1,292
Due to LNG—related party	217	25
Acquired lease accruals—Verio acquisition, current portion	693	387
Deferred revenue	1,940	1,310
Payroll and benefits	2,043	639
Taxes	1,004	935
Interest	3,968	3,016
Total	$20,669	$17,038

5.             Intangible assets:

Intangible assets consist of the following (in thousands):

	December 31, 2004	September 30, 2005
Peering arrangements (weighted average life of 36 months)	$16,440	$16,440
Customer contracts (weighted average life of 21 months)	10,948	10,794
Trade name (weighted average life of 36 months)	1,764	1,764
Other (weighted average life of 24 months)	167	—
Non-compete agreements (weighted average life of 45 months)	431	431
Licenses (weighted average life of 60 months)	490	460
Total (weighted average life of 31 months)	30,240	29,889
Less-accumulated amortization	(27,115)	(28,397)
Intangible assets, net	$3,125	$1,492

Intangible assets are being amortized over periods ranging from 12 to 60 months. Amortization expense for the nine months ended September 30, 2004 and 2005 was approximately $6.9 million and $1.6 million, respectively

6.             Other long-term assets and liabilities:

Other long-term assets consist of the following (in thousands):

	December 31, 2004	September 30, 2005
Prepaid expenses	$255	$163
Deposits	4,570	4,457
Total	$4,825	$4,620

Other long-term liabilities consist of the following (in thousands):

	December 31, 2004	September 30, 2005
Deposits	$264	$191
Acquired lease accruals—Verio acquisition	1,139	932
Restructuring accrual	382	552
Asset retirement obligations	978	849
Other	192	25
Total	$2,955	$2,549

7.             Long-term debt and credit facility:

Capital lease obligation amendment

In September 2005, Cogent Spain negotiated modifications to an IRU capital lease and reduced its quarterly IRU lease payments and extended the lease term. The modification to the IRU capital lease resulted in a gain of approximately $0.8 million. The transaction resulted in a gain since the difference between the carrying value of the old IRU obligation and the net present value of the new IRU obligation was greater than the carrying value of the related IRU asset.

Accounts receivable credit facility

In March 2005, the Company entered into a credit facility with a commercial bank. The credit facility provides for borrowings of up to $10.0 million and is secured by a first priority lien on the Company’s accounts receivable and on a majority of the Company’s other assets. The borrowing base is determined primarily by the aging characteristics related to the Company’s accounts receivable.  Under the credit facility, $4.0 million of the Company’s cash is restricted and held by the lender.  Borrowings under the credit facility accrue interest at the prime rate plus 1.5% and may, in certain circumstances, be reduced to the prime rate plus 0.5%. Interest is paid monthly. The line includes an unused facility fee of .25% and a 1.0% prepayment penalty. The agreements governing the credit facility contain certain customary representations and warranties, covenants, notice provisions and events of default including a requirement to maintain a certain percentage of the Company’s unrestricted cash with the commercial bank.

In September 2005, the Company executed  a non-binding term sheet with the commercial bank to modify the credit facility.  The amendment increases the borrowings to up $20.0 million and removes the $4.0 million restricted cash covenant, among other revisions. The Company plans on finalizing the agreement in November 2005.

Allied Riser convertible subordinated notes

The Allied Riser convertible subordinated notes are due on September 15, 2007. These $10.2 million notes were recorded at their fair value of approximately $2.9 million at the February 2002 merger date. The associated discount is accreted to interest expense through the maturity date. The notes are convertible at the option of the holders into approximately 1,050 shares of the Company’s common stock. Interest accrues at 7.5% and is payable semiannually on June 15 and December 15, and is payable, at the election of the Company, in either cash or registered shares of the Company’s common stock. The notes are redeemable at the Company’s option at specified redemption prices plus accrued interest.

8.             Contingencies:

During 2004, Cogent Europe’s subsidiaries provided network services to and in turn utilized the network of LambdaNet Communications AG (“LambdaNet Germany”) in order for each entity to provide services to certain of their customers under a network sharing agreement. LambdaNet Germany was a majority owned subsidiary of a related party, LNG Holdings S.A. (“LNG”) from November 2003 until April 2004 when LambdaNet Germany was sold to an unrelated party as further discussed in Note 10. During the nine months ended September 30, 2004 Cogent Europe recorded revenue of $1.6 million from LambdaNet Germany and network costs of $1.6 million under the network sharing agreement. There were no amounts recorded in the nine months ended September 30, 2005 as this arrangement has been terminated. The Company is involved in a dispute over services provided by and to LambdaNet Germany during the time LambdaNet Germany was a sister company of the Company’s French and Spanish subsidiaries. LambdaNet Germany has filed a lawsuit in Germany against Cogent Spain seeking $0.1 million.  The complaint indicates that LambdaNet Germany believes it has claims for $1.0 million against Cogent Spain.  LambdaNet Germany has indicated that it also has similar claims against Cogent France. Cogent France and Cogent Spain are no longer sister companies of LambdaNet Germany. The Company intends to vigorously defend its position related to these charges and believes it has defenses and offsetting claims against LambdaNet Germany.

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

The Company makes use of telecommunications carriers to provide circuits that connect its off-net customers to its network.  The Company has received a claim for $0.5 million for services allegedly rendered.  The Company does not believe such amounts are due to the vendors and plans to vigorously defend its position.

In December 2003, several former employees of Cogent Spain filed claims related to their termination of employment. The Company intends to continue to vigorously defend its position related to these charges and feels that it has adequately reserved for the potential liability.

On August 3, 2005 a class action complaint was filed against the Company, our Chief Executive Officer, and our Chief Financial Officer in the United States District Court for the District of Columbia.  The complaint sought damages on behalf of purchasers of the Company’s common stock during the period from February 14, 2005 (the date the Company filed a registration statement on Form S-1 for its public offering) through June 7, 2005 (the date of pricing of Company common stock in connection with the Public Offering).  On August 16, 2005, the plaintiffs voluntarily dismissed the class action.

The Company was involved in a dispute related to a lease of space in Marseille, France.  The landlord demanded approximately $1.0 million in back rent and operating expenses.  The dispute was settled for a payment in October 2005 of approximately $75,000.

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

Equity conversion

In February 2005, the Company’s holders of its preferred stock elected to convert all of their shares of preferred stock into 31.6 million shares of the Company’s common stock (the “Equity Conversion”). As a result, the Company no longer has outstanding shares of preferred stock and the liquidation preferences on preferred stock have been eliminated.  The accounting for this transaction resulted in the elimination of the balances for the Series F through M preferred stock and an increase of approximately $139.7 million to additional paid-in-capital.

Dividends

The Company’s accounts receivable credit facility prohibits the Company from paying cash dividends and restricts the Company’s ability to make other distributions to its stockholders.

Beneficial conversion charges

Beneficial conversion charges of $2.5 million, $19.5 million, $2.6 million and $0.9 million were recorded on January 5, 2004, March 30, 2004, August 12, 2004 and September 15, 2004, respectively, since the price per common share at which the Series I, Series J, Series K and Series L preferred stock issued on those dates converted into were less than the quoted trading price of the Company’s common stock on those dates.

10.          Related party transactions:

Office lease

The Company’s headquarters is located in an office building owned by an entity controlled by the Company’s Chief

Executive Officer. The Company pays approximately $30,000 per month in rent.  The lease expires in August 2006 and the Company has the option to extend the lease to August 2007.

Marketing agreement

The Company has entered into an agency sales and mutual marketing agreement with CTC Communications Corporation, a company owned indirectly by one of the Company’s directors. CTC is also a customer and the Company has billed and recorded revenue from CTC of approximately $6,000 per month since January 2004.

Transatlantic circuits

The Company uses two transatlantic circuits provided by a company owned by one of its directors.  The Company pays approximately $50,000 per month under this arrangement.

Customer agreement

In connection with the August 2004 UFO acquisition the Company acquired Cisco as a customer. Cisco is a stockholder of the Company. The Company billed and recorded revenue from Cisco of approximately $40,000 per month from August 2004 until June 2005.

Letters of Credit and Purchase Orders

In April 2005, the Company entered into a letter of credit for $0.5 million between its commercial bank and Cisco Capital related to a $1.2 million purchase of Cisco network equipment that was delivered to the Company in the third quarter of 2005.  In October 2005, the Company entered into an additional $0.5 million letter of credit related to a $3.5 million purchase order for Cisco equipment and prepaid $0.7 million against this purchase.  The letters of credit and the $1.0 million restricted short-term investments securing these letters of credit are expected to be released in the first quarter of 2006 when the final payments for this equipment are made.

11.          Segment information:

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company operates as one operating segment. Below are the Company’s net revenues and long lived assets by geographic region (in thousands):

	Three Months Ended September 30, 2004	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2005
Net Revenues
North America	$16,002	$27,037	$46,733	$81,448
Europe	5,734	6,735	16,335	20,542
Total	$21,736	$33,772	$63,068	$101,990

	December 31, 2004	September 30, 2005
Long lived assets, net
North America	$287,204	$261,896
Europe	54,416	43,437
Total	$341,620	$305,333

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

General Overview

We are a leading facilities-based provider of low-cost, high-speed Internet access and IP communications services. Our network is specifically designed and optimized to transmit data using IP. IP networks are significantly less expensive to operate and are able to achieve higher performance levels than the traditional circuit-switched networks used by our competitors, thus giving us what we believe are clear cost and performance advantages in our industry. We deliver our services to small and medium-sized businesses, communications service providers and other bandwidth-intensive organizations through over 9,600 customer connections in North America and Europe. Our primary on-net service is Internet access at a speed of 100 Megabits per second, much faster than typical Internet access currently offered to businesses. We offer this on-net service exclusively through our own facilities, which run all the way to our customers’ premises.

Our network is comprised of in-building riser facilities, metropolitan optical fiber networks, metropolitan traffic aggregation points and inter-city transport facilities. The network is physically connected entirely through our facilities to over 1,000 buildings in which we provide our on-net services, including over 800 multi-tenant office buildings. We also provide on-net services in carrier-neutral co-location facilities, data centers and single-tenant office buildings. Because of our integrated network architecture, we are not dependent on local telephone companies to serve our on-net customers. We emphasize the sale of on-net services primarily because sales of these services generate higher gross profit margins.

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

We plan to expand our network to locations that can be economically integrated and represent significant concentrations of Internet traffic. We believe that the relative maturities of our North American and European operations will result in the majority of this expansion occurring in Europe. We may identify locations that we desire to serve with our on-net product but cannot be cost effectively added to our network. One of the keys to developing a profitable business will be to carefully match the expense of extending our network to reach new customers with the revenue generated by those customers.

We believe the two most important trends in our industry are the continued growth in Internet traffic and a corresponding decline in Internet access prices. As Internet traffic continues to grow and prices per unit of traffic continue to decline, we believe our ability to load our network will expand as we take market share form operators who have higher prices and cost structures. However, the continued erosion in Internet access prices will reduce the impact of any gains in market share on our results of operations.

We have grown our net service revenue from $21.7 million for the three months ended September 30, 2004 to $33.8 million for the three months ended September 30, 2005 and from $63.1 million for the nine months ended September 30,

2004 to $102.0 million for the nine months ended September 30, 2005. Net service revenue is determined by subtracting our allowances for sales credit adjustments and unfulfilled purchase obligations from our gross service revenue. We have generated our revenue growth through the strategic acquisitions of communications network assets and customers, primarily from financially distressed companies, the continued expansion of our network of on-net buildings and the increase in customers generated by our sales and marketing efforts.

Our on-net service consists of high-speed Internet access and IP connectivity ranging from 0.5 Megabits per second to several Gigabits per second of bandwidth. We offer our on-net services to customers located in buildings that are physically connected to our network. Off-net services are sold to businesses that are connected to our network primarily by means of T1, T3, E1 and E3 lines obtained from other carriers. Our non-core services, which consist of legacy services of companies whose assets or businesses we have acquired, include managed modem services to service providers offering dial-up Internet access, which we began providing after our October 2004 acquisition of certain assets of Aleron Broadband Services, email, retail dial-up Internet access, shared web hosting, managed web hosting, managed security, voice services (only provided in Toronto, Canada), point to point private line services, and during 2004, services provided to LambdaNet Germany under a network sharing arrangement as discussed below. We do not actively market these non-core services and expect the net service revenue associated with them to continue to decline.

Our on-net, off-net and non-core services comprised 65.7%, 23.5% and 10.8% of our net service revenue, respectively, for the three months ended September 30, 2004 and 59.8%, 31.2% and 9.0% for the three months ended September 30, 2005.  While we target our sales and marketing efforts at increasing on-net customers, the mix of on-net and off-net revenues has been and will be affected by customers we have added and may add through acquisitions.

We have grown our gross profit from $7.4 million for the three months ended September 30, 2004 to $12.3 million for the three months ended September 30, 2005 and from $19.8 million for the nine months ended September 30, 2004 to $36.2 million for the nine months ended September 30, 2005. Our gross profit margin has expanded from 34.2% for the three months ended September 30, 2004 to 36.4% for the three months ended September 30, 2005 and from 31.3% for the nine months ended September 30, 2004 to 35.5% for the nine months ended September 30, 2005. We determine gross profit by subtracting network operation expenses (excluding the amortization of deferred compensation) from our net service revenue. The amortization of deferred compensation classified as cost of network services was $0.2 million for the three months ended September 30, 2004 and $0.1 million for the three months ended September 30, 2005 and was $0.6 million for the nine months ended September 30, 2004 and $0.3 million for the nine months ended September 30, 2005.  We believe that our gross profit will benefit from the limited incremental expenses associated with providing service to new on-net customers. We have not allocated depreciation and amortization expense to our network operations expense.

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

We are using  part of the proceeds of our Public Offering, as discussed in “Recent Developments” below, to increase our number of on-net buildings by approximately 100 buildings, over approximately 18 months beginning in July 2005 and to increase our sales and marketing efforts including increasing our sales representatives in North America and in Europe.

Historically, our operating expenses have exceeded our net service revenue resulting in operating losses of $20.2 million for the three months ended September 30, 2004 and $14.8 million for the three months ended September 30, 2005 and $61.3 million for the nine months ended September 30, 2004 and $44.2 million for the nine months ended September 30, 2005. In each of these periods, our operating expenses consisted primarily of the following:

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

Network Interconnection Relationships

In April 2005, one of our customers in France sued us as a result of the decision by another carrier to cease exchanging traffic with us through settlement free peering.  We re-established the connection to the carrier through another provider, resolving the suit.  In October 2005, another carrier elected to cease exchanging traffic with us through settlement free peering.  Later in October 2005, we entered into a settlement free peering agreement with that carrier and the connection was reestablished.  Situations such as this may occur in the future.  The Internet is composed of networks that exchange traffic voluntarily.  We exchange traffic with hundreds of other networks on a settlement free basis.  Some of the operators of those networks choose to terminate the settlement free exchange of traffic from time to time.  This causes disruptions that can impact our customers, sales, and network expenses.

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

Three Months Ended September 30, 2004 Compared to the Three Months Ended September 30, 2005

The following summary table presents a comparison of our results of operations for the three months ended September 30, 2004 and 2005 with respect to certain key financial measures. The comparisons illustrated in the table are discussed in greater detail below.

	Three Months Ended September 30,		Percent
	2004	2005	Change
	(unaudited) (in thousands)	(unaudited) (in thousands)
Net service revenue	$21,736	$33,772	55.4%
Network operations expenses (1)	14,303	21,495	50.3%
Gross profit (2)	7,433	12,277	65.2%
Selling, general, and administrative expenses (3)	9,089	10,176	12.0%
Restructuring charges	1,396	1,319	(5.5)%
Terminated public offering costs	779	—	—
Depreciation and amortization expenses	13,369	12,432	(7.0)%
Gain on lease restructuring	—	844	—
Net loss	(23,041)	(16,106)	(30.1)%

(1)    Excludes amortization of deferred compensation of $207 and $95 in the three months ended September 30, 2004 and 2005, respectively, which, if included would have resulted in a period-to-period change of 48.8%.

(2)    Excludes amortization of deferred compensation of $207 and $95 in the three months ended September 30, 2004 and 2005, respectively, which, if included would have resulted in a period-to-period change of 68.6%.

(3)    Excludes amortization of deferred compensation of $2,753 and $3,069 in the three months ended September 30, 2004 and 2005, respectively, which, if included would have resulted in a period-to-period change of 11.8%.

Net Service Revenue.   Our net service revenue increased 55.4% from $21.7 million for the three months ended September 30, 2004 to $33.8 million for the three months ended September 30, 2005. The increase in net service revenue is primarily attributable to the $7.3 million increase from revenue from customers acquired in the Global Access, Aleron and Verio acquisitions and a $9.7 million increase in organic revenue. We define organic revenue as revenue derived from contracts obtained as a result of our sales efforts. Revenue from acquired customers who enter into contracts with us once their existing contracts expire or amend their acquired contract are reflected as organic revenue. These increases were offset by a $5.0 million decrease in revenue from the expiration or termination of customer contracts acquired from PSINet, FNSI and Cogent Europe.  Many of these customers entered into new contracts with us once their existing contracts expired, and as such, the revenue of these contracts is reflected in the increase in organic revenue.

Our on-net, off-net and non-core services comprised 65.7%, 23.5% and 10.8% of our net service revenue, respectively, for the three months ended September 30, 2004 and 59.8%, 31.2% and 9.0%, respectively, for the three months ended September 30, 2005.  Off-net service revenue has increased and on-net revenue has decreased as a percentage of total revenue due to the inclusion of revenue from customers we added through our December 2004 Verio acquisition, which provided primarily off-net services. We provide a managed modem service since our October 2004 acquisition of certain assets of Aleron which is included in our non-core revenues.

Our net service revenue related to our acquisitions is included in our statements of operations from the acquisition dates. Net service revenue from Cogent Europe totaled $5.7 million for the three months ended September 30, 2004 and $6.7 million for the three months ended September 30, 2005.  The increase is primarily attributed to $1.3 million of revenue from Cogent Germany, which includes the results of Global Access which we acquired in September 2004.  Approximately $0.5 million of the Cogent Europe net service non-core revenue during the three months ended September 30, 2004 was derived from network sharing services rendered to LambdaNet Communications Deutschland AG, or LambdaNet Germany. In January 2005, this network sharing arrangement was terminated  and there was no revenue recorded from LambdaNet Germany in 2005.

 Network Operations Expense.   Our network operations expense, excluding the amortization of deferred compensation, increased 50.3% from $14.3 million for the three months ended September 30, 2004 to $21.5 million for the three months ended September 30, 2005. The increase was primarily due to costs associated with our UFO, Global Access, Aleron and Verio acquisitions.  For the three-month period ended September 30, 2004, Cogent Europe recorded $0.2 million of network usage costs from LambdaNet Germany. In January 2005, this network sharing arrangement was eliminated and there were no such costs in 2005.

Gross profit. Our gross profit, excluding amortization of deferred compensation, increased 65.2% from $7.4 million for the three months ended September 30, 2004 to $12.3 million for the three months ended September 30, 2005. The $4.8 million increase is attributed to our increase in net service revenue and margin improvement. Our gross profit margin, excluding the amortization of deferred compensation, has expanded from 34.2% for the three months ended September 30, 2004 to 36.4% for the three months ended September 30, 2005 primarily due to an increase in our on net revenues.

Selling, General, and Administrative (SG&A) Expenses.   Our SG&A expenses, excluding the amortization of deferred compensation, increased 12.0% from $9.1 million for the three months ended September 30, 2004 to $10.2 million for the three months ended September 30, 2005. SG&A expenses increased primarily from an increase in employees and other costs related to our acquisitions including an $0.4 million increase in bad debt expense associated with our increase in revenues.

Amortization of Deferred Compensation.   The total amortization of deferred compensation increased from $3.0 million for the three months ended September 30, 2004 to $3.2 million for the three months ended September 30, 2005.

Deferred compensation is related to shares of restricted stock granted to our employees and options granted to certain employees with an exercise price below the trading price of our common stock on the grant date. These options were granted to certain of our employees in the third quarter of 2004. We amortize deferred compensation costs on a straight-line basis over the service period.

Restructuring charges.  In 2004, we abandoned the Paris office obtained in the Cogent Europe acquisition and located these operations in another Cogent Europe facility.  We recorded a restructuring charge of approximately $1.8 million related to the discounted remaining commitment on the lease, net of estimated sublease income. In the third quarter of 2005, we revised our estimate for sublease income, and recorded an additional $1.3 million restructuring charge.

Withdrawal of Public Offering.  In May 2004, we filed a registration statement to sell shares of common stock in a public offering.  In October 2004, we withdrew the public offering and expensed the associated deferred costs of approximately $0.8 million in the three months ended September 30, 2004.

Depreciation and Amortization Expenses.   Our depreciation and amortization expense decreased from $13.4 million for the three months ended September 30, 2004 to $12.4 million for the three months ended September 30, 2005. Depreciation and amortization expense decreased as the increase in depreciation expense from additional property and equipment was more than offset by a decrease in amortization expense related to intangible assets.

Gain on IRU capital lease restructuring.  In September 2005, Cogent Spain negotiated modifications to an IRU capital lease that reduced its quarterly IRU lease payments and extended the lease term.The modification to the IRU capital lease resulted in a gain of approximately $0.8 million. The transaction resulted in a gain since the difference between the carrying value of the old IRU obligation and the net present value of the new IRU obligation was greater than the carrying value of the related IRU asset.

Net Loss.   Net loss was $23.0 million for the three months ended September 30, 2004 and $16.1 million for the three months ended September 30, 2005. The decline in the net loss is primarily due to an increase in our gross margin, lower depreciation and amortization expenses and the $0.8 million terminated public offering charge taken in the third quarter of 2004, as discussed above.

Nine months Ended September 30, 2004 Compared to the Nine months Ended September 30, 2005

The following summary table presents a comparison of our results of operations for the nine months ended September 30, 2004 and 2005 with respect to certain key financial measures. The comparisons illustrated in the table are discussed in greater detail below.

	Nine months Ended September 30,		Percent
	2004	2005	Change
	(unaudited)	(unaudited)
	(in thousands)	(in thousands)
Net service revenue	$63,068	$101,990	61.7%
Network operations expenses (1)	43,311	65,831	52.0%
Gross profit (2)	19,757	36,159	83.0%
Restructuring charges	1,396	1,319	(5.5)%
Terminated public offering costs	779	—	—
Selling, general, and administrative expenses (3)	28,208	30,567	8.4%
Depreciation and amortization expenses	41,654	38,908	(6.6)%
Gains on debt and lease restructurings and asset sales	842	5,058	—
Net loss	(69,436)	(47,230)	32.0%

(1)    Excludes amortization of deferred compensation of $633 and $286 in the nine months ended September 30, 2004 and 2005, respectively, which, if included would have resulted in a period-to-period change of 50.5%.

(2)    Excludes amortization of deferred compensation of $633 and $286 in the nine months ended September 30, 2004 and 2005, respectively, which, if included would have resulted in a period-to-period change of 87.6%.

(3)    Excludes amortization of deferred compensation of $8,404 and $9,249 in the nine months ended September 30, 2004 and 2005, respectively, which, if included would have resulted in a period-to-period change of 8.8%.

Net Service Revenue.   Our net service revenue increased 61.7% from $63.1 million for the nine months ended September 30, 2004 to $102.0 million for the nine months ended September 30, 2005. The increase in net service revenue is primarily attributable to the $28.7 million increase from revenue from customers acquired in the UFO, Global Access, Aleron and Verio acquisitions and a $24.3 million increase in organic revenue. We define organic revenue as revenue derived from contracts obtained as a result of our sales efforts. Revenue from acquired customers who enter into contracts with us once their existing contracts expire or amend their acquired contract are reflected as organic revenue. These increases were offset by a $14.1 million decrease in revenue from the expiration or termination of customer contracts acquired from Allied Riser, PSINet, FNSI and Cogent Europe although many of these customers entered into new contracts with us once their existing contracts expired, and as such, the revenue of these contracts is reflected in the increase in organic revenue.

Our on-net, off-net and non-core services comprised 65.6%, 22.7% and 11.7% of our net service revenue, respectively, for the nine months ended September 30, 2004 and 56.2%, 34.3% and 9.5%, respectively, for the nine months ended September 30, 2005.  Off-net service revenue has increased as a percentage of total revenue due to the inclusion of revenue from customers we added through our December 2004 Verio Inc. acquisition, which provided primarily off-net services. We have provided a managed modem service since our October 2004 acquisition of certain assets of Aleron which is included in our non-core revenues.

Our net service revenue related to our acquisitions is included in our statements of operations from the acquisition dates. Net service revenue from Cogent Europe totaled $16.3 million for the nine months ended September 30, 2004 and $20.5 million for the nine months ended September 30, 2005.  The increase is primarily attributed to $3.9 million of revenue from Cogent Germany which includes the results of Global Access which we acquired in September 2004.  Approximately $1.6 million of the Cogent Europe net service non-core revenue during the nine months ended September 30, 2004 was derived from network sharing services rendered to LambdaNet Communications Deutschland AG, or LambdaNet Germany. In January 2005, this network sharing arrangement was terminated  and there was no revenue recorded from LambdaNet Germany in 2005.

Network Operations Expense.   Our network operations expense, excluding the amortization of deferred compensation, increased 52.0% from $43.3 million for the nine months ended September 30, 2004 to $65.8 million for the nine months ended September 30, 2005. The increase was primarily due to the costs associated with our UFO, Global Access, Aleron and Verio acquisitions.  For the nine-month period ended September 30, 2004, Cogent Europe recorded $1.6 million of network usage costs from LambdaNet Germany. In January 2005, this network sharing arrangement was eliminated and there were no such costs in 2005.

Gross profit. Our gross profit, excluding amortization of deferred compensation, increased 83.0% from $19.8 million for the nine months ended September 30, 2004 to $36.2 million for the nine months ended September 30, 2005. The increase is attributed to our increase in net service revenue. Our gross profit margin, excluding the amortization of deferred compensation, has expanded from 31.3% for the nine months ended September 30, 2004 to 35.5% for the nine months ended September 30, 2005 primarily due to an increase in our on net revenues.

Selling, General, and Administrative Expenses.   Our SG&A expenses, excluding the amortization of deferred compensation, increased 8.4% from $28.2 million for the nine months ended September 30, 2004 to $30.6 million for the nine months ended September 30, 2005. SG&A expenses increased primarily from an increase in employees related to our acquisitions including a $1.3 million increase in bad debt expense associated with an increase in revenues.

Amortization of Deferred Compensation.   The total amortization of deferred compensation increased from $9.0 million for the nine months ended September 30, 2004 to $9.5 million for the nine months ended September 30, 2005.  Deferred compensation is related to shares of restricted stock granted to our employees and options granted to certain employees with an exercise price below market value. These options were granted to certain of our employees in the third quarter of 2004. We amortize deferred compensation costs on a straight-line basis over the service period.

Restructuring charges.  In 2004, we abandoned the Paris office obtained in the Cogent Europe acquisition and located these operations in another Cogent Europe facility.  We recorded a restructuring charge of approximately $1.8 million related to the discounted remaining commitment on the lease, net of estimated sublease income. In the third quarter of 2005, we revised our estimate for sublease income and recorded an additional $1.3 million restructuring charge.

Withdrawal of Public Offering.  In May 2004, we filed a registration statement to sell shares of common stock in a public offering.  In October 2004, we withdrew the public offering and expensed the associated deferred costs of approximately $0.8 million in the three months ended September 30, 2004.

Depreciation and Amortization Expenses.   Our depreciation and amortization expense decreased from $41.7 million for the nine months ended September 30, 2004 to $38.9 million for the nine months ended September 30, 2005. Depreciation and amortization expense decreased as the increase in depreciation expense from additional property and equipment was more than offset by a decrease in amortization expense related to intangible assets.

Gains on debt and IRU capital lease restructurings and asset sales.  In September 2005, Cogent Spain negotiated modifications to an IRU capital lease that reduced its quarterly IRU lease payments and extended the lease term. The modification to the IRU capital lease resulted in a gain of approximately $0.8 million. The transaction resulted in a gain since the difference between the carrying value of the old IRU obligation and the net present value of the new IRU obligation was greater than the carrying value of the related IRU asset.

In June 2005, we repaid our $17.0 million Amended and Restated Cisco Note due to Cisco Capital, a stockholder.  The Amended and Restated Cisco Note was accounted for in July 2003 as a troubled debt restructuring pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 15, “Accounting by Debtors and Creditors of Troubled Debt Restructurings”. Under SFAS No. 15, the Amended and Restated Cisco Note was recorded at its $17.0 million principal amount plus the total estimated future interest payments of $0.8 million.   As a result, the repayment of the Amended and Restated Cisco Note resulted in a gain of $0.8 million representing the amount of the estimated future interest.

On March 30, 2005, we sold a building we owned located in Lyon, France for net proceeds of approximately $5.1 million. This transaction resulted in a gain of approximately $3.8 million.

In the Cogent Europe acquisition we obtained warrants to purchase ordinary shares of a company listed on the NASDAQ. The warrants were valued at the acquisition date at a fair market value. In January 2004, we exercised the warrants and sold the related securities for proceeds of approximately $3.5 million resulting in a gain of approximately $0.9 million recorded during the three months ended March 31, 2004.

Net Loss   Net loss was $69.4 million for the nine months ended September 30, 2004 and $47.2 million for the nine months ended September 30, 2005. The decline in the net loss is primarily due to an increase in our gross margin, lower depreciation and amortization expenses, the gains on debt and lease restructurings and asset sales of $5.1 million in the nine months ended September 30, 2005, and the $0.8 million terminated public offering charge taken in the third quarter of 2004, as discussed above.

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

We have recently engaged in a series of transactions that have impacted our liquidity. These included the following:

•      On June 13, 2005 we sold 10.0 million shares of common stock at a public offering price of $6.00 per share (the “Public Offering”). On June 16, 2005 the underwriters exercised their option to purchase an additional 1.5 million shares of common stock. The Public Offering resulted in net proceeds, after underwriting, legal, accounting and printing costs of $63.7 million.

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

•      On March 9, 2005, we entered into a credit facility with a commercial bank. The credit facility provides for borrowings of up to $10.0 million and is secured by our accounts receivable. As of September 30, 2005 $10.0 million was available under the line of credit. We repaid the outstanding balance under our Accounts Receivable Credit Facility with the Proceeds from the Public Offering.  We have executed  a non-binding term sheet with the bank that increases the facility to $20.0 million and removes the $4.0 million restricted cash covenant, among other changes.

Cash Flows

The following table sets forth our consolidated cash flows for the nine months ended September 30, 2004 and nine months ended September 30, 2005.

	Nine months ended September 30,
(in thousands)	2004	2005
Net cash used in operating activities	$(21,865)	$(6,322)
Net cash provided by (used in) investing activities	3,431	(11,999)
Net cash provided by financing activities	19,431	40,664
Effect of exchange rates on cash	(76)	(632)
Net increase in cash and cash equivalents during period	921	21,711

Net Cash Used In Operating Activities.   Net cash used in operating activities was $21.9 million for the nine months ended September 30, 2004 compared to $6.3 million for the nine months ended September 30, 2005. Our primary sources of operating cash are receipts from our customers who are billed on a monthly basis for our services. Our primary uses of operating cash are payments made to our vendors and employees. Our net loss was $69.4 million for the nine months ended September 30, 2004 compared to a net loss of $47.2 million for the nine months ended September 30, 2005. Net loss for the nine months ended September 30, 2004 and nine months ended September 30, 2005 included net gains on the disposition of assets, debt and lease restructurings of $0.7 million and $4.8 million, respectively. Depreciation and amortization, including the amortization of deferred compensation and the debt discount on the Allied Riser notes was $51.4 million for the nine months ended September 30, 2004 and $49.6 million for the nine months ended September 30, 2005. Net changes in assets and liabilities resulted in a decrease to operating cash of $3.1 million for the nine months ended September 30, 2004 and a decrease in operating cash of $3.8 million for the nine months ended September 30, 2005.

Net Cash Provided By (Used In) Investing Activities.   Net cash provided by investing activities was $3.4 million for the nine months ended September 30, 2004 and net cash used in investing activities was $12.0 million for the nine months ended September 30, 2005. Our primary use of investing cash for the nine months ended September 30, 2004 was $6.3 million for the purchase of property and equipment. Our primary uses of investing cash for the nine months ended September 30, 2005 were $12.1 million for the purchase of property and equipment, $4.0 million of restricted cash required as a covenant under our accounts receivable credit facility, and $0.9 million for the final payment under our purchase of network assets in Germany. Our primary sources of investing cash for the nine months ended September 30, 2004 were $4.3 million from the proceeds of the disposition of assets, $3.5 million from the maturities of short-term investments and $2.3 million of cash acquired in our acquisition of Cogent Europe. Our primary sources of investing cash for the nine months ended September 30, 2005 were $5.1 million from the proceeds of the disposition of assets.

Net Cash Provided by Financing Activities.   Financing activities provided net cash of $19.4 million for the nine months ended September 30, 2004 and $40.7 million for the nine months September 30, 2005. The increase in cash provided by activities is primarily due to $46.7 million of net cash provided from our public offering after debt repayments during the nine months ended September 30, 2005 as compared to $23.9 million in acquired cash related to mergers during the nine months ended September 30, 2004.  Our primary uses of financing cash for the nine months ended September 30, 2004 were $1.2 million for a payment to LNG, a related party, and $3.2 million of principal payments under our capital lease obligations. Our primary uses of financing cash for the nine months ended September 30, 2005 were $6.1 million of principal payments under our capital lease obligations, $10.0 million of principal payments made on our accounts receivable credit facility, $10.0 million repayment of our Subordinated Note due to Columbia Ventures, a related party, and $17.0 million repayment of our note due to Cisco Capital, a related party. Our primary source of financing cash for the nine months ended September 30, 2004 was $23.9 million of cash acquired in mergers.  Our primary sources of financing cash for the nine months ended September 30, 2005 were $63.7 million of net proceeds from our Public Offering, $10.0 million of cash borrowed under our accounts receivable credit facility and $10.0 million borrowed under our Subordinated Note.

Cash Position and Indebtedness

Our total indebtedness, net of discount, at September 30, 2005 was $99.6 million and our total cash and cash equivalents and short-term investments were $40.3 million, $4.7 million of which is restricted.  Our total indebtedness at September 30, 2005 includes $93.3 million of the present value of capital lease obligations for dark fiber primarily under 15-25 year IRUs, of which approximately $6.5 million is considered a current liability.

Line of Credit

On March 9, 2005, we entered into a credit facility with a commercial bank. The credit facility provides for borrowings of up to $10.0 million and is secured by our accounts receivable and our other assets. The borrowing base is determined primarily by the aging characteristics related to our accounts receivable. Under the credit facility, $4.0 million of our cash is restricted and held by the lender.  This amount is classified as long-term restricted cash and cash equivalents on our September 30, 2005 balance sheet since the credit facility matures on January 31, 2007. As of September 30, 2005, there was $10.0 million available for borrowing.  Borrowings under the credit facility accrue interest at the prime rate plus 1.5% and may, in certain circumstances, be reduced to the prime rate plus 0.5%. Our obligations under the credit facility are secured by a first priority lien in certain of our accounts receivableand on a majority of our other assets and are guaranteed by our material domestic subsidiaries. Interest is paid monthly. The credit facility includes an unused facility fee of 0.25% and a 1% prepayment penalty.  The agreements governing the credit facility contain certain customary representations and warranties, covenants, notice provisions and events of default including a requirement to maintain a certain percentage of the Company’s North American subsidiaries unrestricted cash with the commercial bank.

We have executed  a non-binding term sheet with the bank that increases the facility to $20.0 million and removes the $4.0 million restricted cash covenant, among other changes.

Future Capital Requirements

We believe that our cash on hand and cash available under our credit facility will be adequate to meet our working capital, capital expenditure, debt service and other cash requirements for the foreseeable future if we execute our business plan. Our business plan assumes, among other things, the following:

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

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) requires all share-based payments to employees, including grants of stock options, to be recognized in the statement of operations based upon their fair values. We currently disclose the impact of valuing grants of stock options and recording the related compensation expense in a pro-forma footnote to our financial statements. Under SFAS 123(R) this alternative is no longer available. We will be required to adopt SFAS 123(R) in the first quarter of 2006 and as a result will record additional compensation expense in our statements of operations. The impact of the adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net loss in the notes to our consolidated financial statements. We are planning on adopting the modified prospective method under SFAS 123(R) and  evaluating the impact of the adoption of SFAS 123(R) on our financial position and results of operations and support for the assumptions that underlie the valuation of the awards.

In September 2005, the Emerging Issues Task Force reached a consensus on EITF Issue No. 05-06, “Determining the Amortization Period for Leasehold Improvements”.  Under the consensus leasehold improvements acquired in a business combination or purchased subsequent to the inception of the lease should be amortized over the lesser of the useful life of the asset or the lease term that includes reasonably assured lease renewals as determined on the date of the leasehold improvement.   The guidance in the consensus was adopted on July 1, 2005 and did not materially impact our financial statements.

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

Marketable securities were approximately $40.3 million at September 30, 2005, $35.6 million of which are considered cash and cash equivalents and mature in 90 days or less, $0.8 million are short-term investments, ($0.7 million is restricted for collateral against letters of credit) $4.0 million is long term restricted cash and held by the lender as a covenant. We also own commercial paper investments and certificates of deposit totaling $1.4 million that are classified as other long-term assets. These investments are also restricted for collateral against letters of credit.

Our $10.0 million credit facility is indexed to the prime rate plus 1.5% and may, in certain circumstances be reduced to the prime rate plus 0.5%. There were no borrowings outstanding at September 30, 2005.  The Allied Riser convertible subordinated notes have a face value of $10.2 million, are due in September 2007, and carry a fixed interest rate of 7.5%.  The notes were recorded at their fair value of approximately $2.9 million at the merger date. The resulting discount is being accreted to interest expense through the maturity date using the effective interest rate method.

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

The class action filed on August 3, 2005 alleging violations of the U.S. securities laws, which was reported in our prior quarterly report, was voluntarily dismissed by the plaintiffs on August 16, 2005.  We also reported in that filing that an August 9, 2005 press release indicated that a second class action had been filed.  No such action has been filed.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

None.

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

(b) Reports on Form 8-K.

During the three months ended September 30, 2005, the Company filed one report on Form 8-K containing the following information and filed on the following date:

Date	Description
August 12, 2005	We issued a press release announcing certain financial and operating results for the second quarter of 2005. On August 15, 2005 we amended this press release and filed an 8-K amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 10, 2005	COGENT COMMUNICATIONS GROUP, INC.
	By:	/s/ David Schaeffer
Name: David Schaeffer
Title: Chairman of the Board and Chief Executive Officer
Date: November 10, 2005	By:	/s/ Thaddeus G. Weed
Name: Thaddeus G. Weed
Title: Chief Financial Officer (Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description
31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer (filed herewith)
32.2	Certification of Chief Financial Officer (filed herewith)