Form 10-K
period 2005-12-31
COGENT COMMUNICATIONS GROUP INC
filed 2006-03-16
CIK 1158324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2005

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from              to

Commission file number 1–31227

COGENT COMMUNICATIONS GROUP, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	52-2337274
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)
1015 31st Street N.W.
Washington, D.C.	20007
(Address of Principal Executive Offices)	(Zip Code)

(202) 295-4200
Registrant’s Telephone Number, Including Area Code

(Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Securities Exchange Act. (Check one)

Large accelerated filer ☐      Accelerated filer ☒      Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of March  6, 2006 was 44,092,605.

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing price of $7.88 per share on March 6, 2006 as reported by the NASDAQ National Market was approximately $146.6 million.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the registrant’s 2006 annual shareholders meeting are incorporated by reference in Part III of this Form 10-K.

COGENT COMMUNICATIONS GROUP, INC.
FORM 10-K ANNUAL REPORT

FOR THE YEAR ENDED DECEMBER 31, 2005

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

PART I

ITEM 1.                BUSINESS

Overview

We are a leading facilities-based provider of low-cost, high-speed Internet access and Internet Protocol, or IP, communications services. Our network is specifically designed and optimized to transmit data using IP. We deliver our services to small and medium-sized businesses, communications service providers and other bandwidth-intensive organizations through approximately 10,000 customer connections in North America and Europe.

Our primary on-net service is Internet access at a speed of 100 Megabits per second, much faster than typical Internet access currently offered to businesses. We offer this on-net service exclusively through our own facilities, which run all the way to our customers’ premises. Because of our integrated network architecture, we are not dependent on local telephone companies to serve our on-net customers. Our typical customers in multi-tenant office buildings are law firms, financial services firms, advertising and marketing firms and other professional services businesses. We also provide on-net Internet access at a speed of one Gigabit per second and greater to certain bandwidth-intensive users such as universities, other ISPs and commercial content providers. For the years ended December 31, 2005, 2004 and 2003 our on-net customers generated 57.9%, 63.5% and 55.5%, respectively, of our total net service revenue.

In addition to providing our on-net services, we also provide Internet connectivity to customers that are not located in buildings directly connected to our network. We serve these off-net customers using other carriers’ facilities to provide the “last mile” portion of the link from our customers’ premises to our network. For the years ended December 31, 2005, 2004 and 2003, our off-net customers generated 33.0%, 24.4% and 26.4%, respectively, of our total net service revenue.

Non-core services are those services we acquired and continue to support but do not actively sell. For the years ended December 31, 2005, 2004 and 2003 non-core services generated 9.1%, 12.1% and 18.0%, respectively, of our total net service revenue.

We also operate 28 data centers comprising over 290,000 square feet throughout North America and Europe that allow customers to co-locate their equipment and access our network.

Competitive Advantages

We believe we address many of the IP data communications needs of small and medium-sized businesses, communications service providers and other bandwidth-intensive organizations by offering them high-quality Internet service at attractive prices.

Low Cost of Operation.  We offer a streamlined set of products on an integrated network that operates on a single protocol. Our network design allows us to avoid many of the costs associated with circuit-switched networks related to provisioning, monitoring and maintaining multiple transport protocols. Our low cost of operation gives us greater pricing flexibility and an advantage in a competitive environment characterized by falling Internet access prices.

Independent Network.  Our on-net service does not rely on infrastructure controlled by local incumbent telephone companies. We provide the entire network, including the last mile and the in-building wiring to the customer’s suite. This gives us more control over our service, quality and pricing and allows us to provision services more quickly and efficiently. We are typically able to activate customer services in one of our on-net buildings in fewer than twelve days.

High Quality, Reliable Service.  We are able to offer high-quality Internet service due to our network, which was designed solely to transmit IP data, and dedicated intra-city bandwidth for each customer. This design increases the speed and throughput of our network and reduces the number of data packets dropped during transmission. During 2005, our network averaged 99.99% customer connection availability.

Low Capital Cost to Grow Our Business.  We have incurred relatively minimal indebtedness in growing our business because of our network design of using Internet routers without additional legacy equipment and our strategy of acquiring optical fiber from the excess capacity in existing networks.

Experienced Management Team.  Our senior management team is composed of seasoned executives with extensive expertise in the telecommunications industry as well as knowledge of the markets in which we operate. The members of our senior management team have an average of 20 years of experience in the telecommunications industry. Our senior management team has designed and built our network and led the integration of our network assets, customers and service offerings we acquired through 13 acquisitions.

Convergence.   There is a clear industry and market trend for legacy products (e.g., TDM voice, Private Line, Frame Relay, and Asynchronous Transfer Mode) to converge on IP. Many of our competitors will have to migrate their existing customers and products to IP.  This migration can be costly, lengthy, and risky. We do not face this challenge because our network and products are IP.

Our Strategy

We intend to become the leading provider of high quality Internet access and IP communications services and to improve our profitability and cash flow. The principal elements of our strategy include:

Focus on Providing Low-Cost, High-Speed Internet Access and IP Connectivity.  We intend to further load our high-capacity network to respond to the growing demand for high-speed Internet service generated by bandwidth-intensive applications such as streaming media, online gaming, voice over IP (VOIP), remote data storage, distributed computing and virtual private networks. We intend to do so by continuing to offer our high-speed and high capacity services at competitive prices.

Pursuing On-Net Customer Growth.  We intend to increase usage of our network and operational infrastructure by adding customers in our existing on-net buildings, as well as adding buildings to our network.

Selectively Pursuing Acquisition Opportunities.  In addition to adding customers through our sales and marketing efforts, we will continue to seek out acquisition opportunities that increase our customer base, allowing us to take advantage of the unused capacity of our network and add revenues with minimal incremental costs. We may also make additional acquisitions to add network assets at attractive prices.

Our Network

Our network is comprised of in-building riser facilities, metropolitan optical networks, metropolitan traffic aggregation points and inter-city transport facilities. We deliver a high level of technical performance because our network is optimized for IP traffic. Our network  is more reliable and delivers IP traffic at lower cost than networks built as overlays to traditional circuit-switched telephone networks.

Our network serves 95 metropolitan markets in North America and Europe and encompasses:

•       over 800 multi-tenant office buildings strategically located in commercial business districts;

•       over 220 carrier-neutral Internet aggregation facilities, data centers and single-tenant buildings;

•       over 195 intra-city networks consisting of over 9,300 fiber miles;

•       an inter-city network of more than 22,500 fiber route miles; and

•       multiple leased high-capacity transatlantic circuits connecting the North American and European portions of our network.

We have created our network by acquiring optical fiber from carriers with large amounts of unused fiber and directly connecting Internet routers to the existing optical fiber national backbone. We have expanded our network through key acquisitions of financially distressed companies or their assets at a significant discount to their original cost. Due to our network design and acquisition strategy, we believe we are positioned to grow our revenue and increase profitability with limited incremental capital expenditures. We expect our future capital expenditure rates to be similar to the rate we experienced in 2005.

Inter-city Networks

The North American portion of our inter-city network consists of two strands of optical fiber that we have acquired from WilTel Communications (now owned by Level3). The WilTel fiber route is approximately 12,500 miles in length and runs through all of the metropolitan areas that we serve with the exception of Toronto, Ontario. We have the right to use the WilTel fiber through 2020 and may extend the term for two five-year periods without additional payment. To serve the Toronto market, we lease two strands of optical fiber under pre-paid IRUs from affiliates of 360networks. While the IRUs are pre-paid, we pay WilTel and affiliates of 360networks to maintain their respective fibers during the period of the IRUs. We own and maintain the electronic equipment that transmits data through the fiber.

In Europe our inter-city network has been acquired from multiple providers. This network is approximately 10,000 route miles in length. The longest segment of this network is provided by Neuf Telecom and Telia and runs 5,400 route miles through France, the United Kingdom, Belgium, the Netherlands and Switzerland. We have the right to use the Neuf Telecom fiber pursuant to an IRU that expires in 2020. Various other carriers have provided us with optical fiber routes pursuant to IRUs that expire at various times between 2010 and 2020. As in North America we pay the providers of our optical fiber routes to maintain the fiber. We own and are responsible for the maintenance of the electronic equipment that transmits data through the fiber.

Intra-city Networks

In each North American metropolitan area in which we provide high-speed on-net Internet access service, our backbone network is connected to a router connected to one or more of our metropolitan optical networks. We create our intra-city networks through IRUs of optical fiber from carriers with large amounts of unused capacity. These metropolitan networks  consist of optical fiber that runs from the central router in a market into routers located in on-net buildings. The metropolitan fiber runs in a ring architecture, which provides redundancy so that if the fiber is cut, data can still be transmitted to the central router by directing traffic in the opposite direction around the ring. The router in the building provides a connection to each on-net customer.

The European intra-city networks for Internet access service use essentially the same architecture as in North America, with fiber rings connecting routers in each on-net building we serve to a central router. While these intra-city networks were originally built as legacy networks providing point-to-point services, we are using excess capacity on these networks to implement our IP network.

Within the North American cities where we offer off-net Internet access service, we lease circuits, typically T1 lines, from telecommunications carriers, primarily local telephone companies, to provide the last mile connection to the customer’s premises. Typically, these circuits are aggregated at various locations in those cities onto higher-capacity leased circuits that ultimately connect the local aggregation route to our network. In Europe, we offer off-net Internet access service through leased E1and E3 lines.

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

Internetworking

The Internet is an aggregation of interconnected networks. We interconnect our network with most major and hundreds of minor Internet Service Providers, or ISPs, at approximately 40 locations. We interconnect our network through public and private peering arrangements. Public peering is the means by which ISPs have traditionally connected to each other at central, public facilities. Larger ISPs also exchange traffic and interconnect their networks by means of direct private connections referred to as private peering.

Peering agreements between ISPs are necessary in order for them to exchange traffic. Without peering agreements, each ISP would have to buy Internet access from every other ISP in order for its customer’s traffic, such as email, to reach and be received from customers of other ISPs. We are considered a Tier 1 ISP and, as a result, have settlement-free peering arrangements with most other providers. This allows us to exchange traffic with those ISPs without payment by either party. In such arrangements, each party exchanging traffic bears its own cost of delivering traffic to the point at which it is handed off to the other party. We also engage in public peering arrangements in which each party also pays a fee to the owner of routing equipment that operates as the central exchange for all the participants. We do not treat our settlement-free peering arrangements as generating revenue or expense related to the traffic exchanged. Where we do not have a public or private settlement-free peering connection with an ISP, we exchange traffic through an intermediary, whereby such intermediary receives payment from us. Approximately 4% of our traffic is handled this way.

A few ISPs have begun challenging the traditional peering model—in which carriers exchange traffic without payment. These ISPs want ISPs like us that send more traffic to them than they send to us, to make some payment for the peering connection. Two such ISPs temporarily ceased peering with us during the year. This caused a disruption to the exchange of traffic between the networks involved and customers on both networks were affected until the connection was re-established pursuant to an agreement between us and the ISP involved or by our use of another ISPs facilities.

AT&T and Verizon have started a debate over what is called “net neutrality”. These ISPs have suggested that providers of content, such as Google, video delivery services, and others that deliver substantial traffic to customers, should make a payment to the ISPs that deliver that content to end users. This would be in addition to the amounts already paid by the end users to their ISPs for a connection to the Internet. No ISP has yet put such a plan into effect. We are unsure how this would affect our business.

Network Management and Control

Our primary network operations centers are located in Washington, D.C and Madrid, Spain. These facilities provide continuous operational support in both North America and Europe. Our network operations centers are designed to immediately respond to any problems in our network. To ensure the quick replacement of faulty equipment in the intra-city and long-haul networks, we have deployed field engineers across North America and Europe. In addition, we have maintenance contracts with third party vendors that specialize in optical and routed networks.

Our Services

We offer high-speed Internet access and IP connectivity to small and medium-sized businesses, communications providers and other bandwidth-intensive organizations located in North America and Europe.

The table below shows our primary service offerings:

On - Net Services	Bandwidth (Mbps)
Fiber500	0.5
Two Meg	2.0
Fast Ethernet	100
Gigabit Ethernet	1,000 and up
Co-location with Internet Access	2 to 1,000
Point-to-Point	1.5 to 10,000
Off-Net Services
T1 or E1	1.5 or 2.0
T3 or E3	45 or 34

We offer on-net services in 84 metropolitan markets, including 36 North American markets in which we have metropolitan fiber rings allowing us to connect multiple buildings to our network. We serve over 1,000 buildings of which more than 900 are located in North America with the remainder located in Europe. Our most popular on-net service in North America is our Fast Ethernet service, which provides Internet access at 100 megabits per second. We typically offer our Fast Ethernet (Internet access) service at $1,000 a month to our small and medium-sized business customers. We also offer Internet access services at higher speeds of 1 gigabit per second and above. These services are generally used by customers that have businesses, such as web hosting, that are Internet based and are generally delivered at data centers and carrier hotels. We believe that, on a per-Megabit basis, this service offering is one of the lowest priced in the marketplace. We also offer colocation services in 28 locations in North America and Europe. This on-net service offers Internet access combined with rack space and power in a Cogent facility, allowing the customer to locate a server or other equipment at that location and connect to our Internet service. Our final on-net service offering is our “Point-to-Point” or “Layer 2” service. These point-to-point connections span North America and Europe and allow customers to connect geographically dispersed local area networks in a seamless manner. We emphasize the sale of on-net services because sales of these services generate higher gross profit margins.

We offer off-net services to customers not located in our on-net buildings. These services are provided in the metropolitan markets in North America and Europe in which we offer on-net services and in approximately 10 additional markets. These services are generally provided to small and medium-sized businesses. A significant amount of our off-net revenues were acquired revenues, which churn at a greater rate than our on-net revenues. As a result, we expect the revenue from these off-net services to continue to decline. We expect the growth of our on-net Internet services to compensate for this loss.

We support a number of non-core services assumed with certain of our acquisitions. These services include our managed modem service, email service, dial-up Internet, shared web hosting and voice services in Toronto, Canada, managed web hosting, managed security and legacy point-to-point services. Our managed modem service is offered to larger businesses and other Internet service providers that serve individuals that dial in to the Internet. The business or ISP is our customer for this service. Individuals make use of the dial-in access through arrangements with the business or ISP. We expect the revenue from these non-core services to decline. We expect the growth of our on-net Internet services to compensate for this loss.

Sales and Marketing

Sales. We employ a relationship-based sales and marketing approach. As of March 1, 2006, our sales force included 125 full-time employees focused solely on acquiring and retaining customers. Of these, 97 have individual quota responsibility. The 75 members of our outside direct sales force are each assigned a specific market or territory, based on customer type and geographic location. The 19 members of our inside sales force and the 3 members of our customer retention team operate from our outbound sales center in Herndon, Virginia and sell nationally. Our outside direct sales personnel work through direct face-to-face contact with potential customers in, or intending to locate in, on-net buildings. Through agreements with building owners, we are able to initiate and maintain personal contact with our customers by staging various promotional and social events in our on-net buildings. Direct sales personnel are compensated with a base salary plus quota-based commissions and incentives. We use a customer relationship management system to efficiently track activity levels and sales productivity.

Agent Program.  In the fall of 2004, we launched an agent program as an alternate channel to distribute our products and services. The agent program consists of value-added resellers, IT consultants, and smaller telecom agents, who are managed by our direct sales personnel, and larger national or regional companies whose primary business is to sell telecommunications, data, and Internet services. The agent program includes over 60 agents.

Marketing.  Because of our focus on a direct sales force, we have not spent funds on television, radio or print advertising. Our marketing efforts are designed to drive awareness of our products and services, identify qualified leads through various direct marketing campaigns and provide our sales force with product brochures, collateral materials and relevant sales tools to improve the overall effectiveness of our sales organization. In addition, we conduct public relations efforts focused on cultivating industry analyst and media relationships with the goal of securing media coverage and public recognition of our Internet communications services. Our marketing organization is responsible for our product strategy and direction based upon primary and secondary market research and the advancement of new technologies.

Competition

We face competition from incumbent carriers, Internet service providers and facilities-based network operators, many of whom are much bigger than us, have significantly greater financial resources, better-established brand names and large, existing installed customer bases in the markets in which we compete. We also face competition from other new entrants to the communications services market. Many of these companies offer products and services that are similar to our products and services, and we expect the level of competition to intensify in the future. Unlike some of our competitors, we do not have title to most of the dark fiber that makes up our network. Our interests in that dark fiber are in the form of long-term leases or IRUs obtained from their titleholders. We rely on the maintenance of such dark fiber to provide our on-net services to customers. We are also dependent on third-party providers, some of whom are our competitors, for the provision of lines to our off-net customers.

We believe that competition is based on many factors, including price, transmission speed, ease of access and use, breadth of service availability, reliability of service, customer support and brand recognition. Because our fiber optic networks have been recently installed compared to those of the incumbent carriers, our state-of-the-art technology may provide us with cost, capacity, and service quality advantages over some existing incumbent carrier networks; however, our network may not support some of the services supported by these legacy networks, such as circuit-switched voice and frame relay. While the Internet access speeds offered by traditional ISPs typically do not match our on-net offerings, these slower services are usually priced lower than our offerings and thus provide competitive pressure on pricing, particularly for more price-sensitive customers. Additionally, some of our competitors have recently emerged from bankruptcy. Because the bankruptcy process allows for the discharge of debts and rejection of certain obligations, we may have less of an advantage with respect to these competitors. These and other downward pricing pressures have diminished, and may further diminish, the competitive advantages that we have enjoyed as the result of our service pricing.

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

Our subsidiary, Cogent Canada, offers voice and Internet services in Canada. Generally, the regulation of Internet access services and competitive voice services has been similar in Canada to that in the U.S. in that providers of such services face fewer regulatory requirements than the incumbent local telephone company. This may change. Also, the Canadian government has requirements limiting foreign ownership of certain telecommunications facilities in Canada. We are not subject to these restrictions today. We will have to comply with these regulations to the extent they change and to the extent we begin using facilities in a manner that subjects us to these restrictions.

Our European subsidiaries operate in a more highly regulated environment for the types of services they provide. In many Western European countries, a national license or a notice filed with a regulatory authority is required for the provision of data and Internet services. In addition, our subsidiaries operating in member countries of the European Union are subject to the directives and jurisdiction of the European Union. We believe that each of our subsidiaries has the necessary licenses to provide its services in the markets where it operates today. To the extent we expand our operations or service offerings in Europe or other new markets, we may face new regulatory requirements.

The laws related to Internet telecommunications are unsettled and there may be new legislation and court decisions that may affect our services and expose us to liability.

Employees

As of March 1, 2006, we had 340 employees. A union represents twenty-five of our employees in France. We believe that we have a satisfactory relationship with our employees.

Available Information

We make available free of charge through our Internet website our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. The reports are made available through a link to the SEC’s Internet website at www.sec.gov. You can find these reports and request a copy of our Code of Conduct on our website at www.cogentco.com under the “Investor Relations” link.

ITEM 1A.        RISK FACTORS

If our operations do not produce positive cash flow to pay for our growth or meet our operating and financing obligations, and we are unable to otherwise raise additional capital to meet these needs, our ability to implement our business plan will be materially and adversely affected.

Until we can generate positive cash flow from our operations, we will continue to rely on our cash reserves and, potentially, additional equity and debt financings to meet our cash needs. Our future capital requirements likely will increase if we acquire or invest in additional businesses, assets, services or technologies. We may also face unforeseen capital requirements for new technology required to remain competitive or to comply with new regulatory requirements, for unforeseen maintenance of our network and facilities, and for other unanticipated expenses associated with running our business. In addition, if we do not retain existing customer or add new customers, we may be required to raise additional funds through the issuance of debt or equity. We cannot assure you that we will have access to necessary capital, nor can we assure you that any such financing will be available on terms that are acceptable to our stockholders or us. If issuing equity securities raises additional funds, substantial dilution to existing stockholders may result.

We need to retain existing customers and continue to add new customers in order to become profitable and cash flow positive.

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

Since we initiated operations in 2000, we have generated operating losses and these losses may continue for the foreseeable future. In 2003, we had an operating loss of $81.2 million, in 2004 we had an operating loss of $84.1 million and in 2005 we had an operating loss of $62.1 million. As of December 31, 2005, we had an accumulated deficit of $211.2 million. Continued losses may prevent us from pursuing our strategies for growth or may require us to seek unplanned additional capital and could cause us to be unable to meet our debt service obligations, capital expenditure requirements or working capital needs.

We are experiencing rapid growth of our business and operations and we may not be able to efficiently manage our growth.

We have rapidly grown our company through acquisitions of companies, assets and customers as well as implementation of our own network expansion and the acquisition of new customers through our own sales efforts. Our expansion places significant strains on our management, operational and financial infrastructure. Our ability to manage our growth will be particularly dependent upon our ability to:

•       expand, develop and retain an effective sales force and qualified personnel;

•       maintain the quality of our operations and our service offerings;

•       maintain and enhance our system of internal controls to ensure timely and accurate compliance with our regulatory reporting requirements; and

•       expand our accounting and operational information systems in order to support our growth.

If we fail to implement these measures successfully, our ability to manage our growth will be impaired.

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

LambdaNet France (now Cogent France) and LambdaNet Spain (now Cogent Spain) operated a combined telecommunications network and shared operations systems with a formerly affiliated entity, LambdaNet Germany. We did not acquire LambdaNet Germany and we are currently involved in litigation with LambdaNet Germany regarding amounts due to and from Cogent France, Cogent Spain and several other subsidiaries. If we are unable to resolve such litigation or we experience other unforeseen obligations in connection with the separation, we could be subject to liability or additional expenses.

We may experience delays and additional costs in expanding our on-net buildings.

Currently, we plan to increase our carrier-neutral facilities and other on-net buildings from 1,040 at December 31, 2005 to approximately 1,100 at December 31, 2006. We may be unsuccessful at identifying appropriate buildings or negotiating favorable terms for acquiring access to such buildings, and consequently, may experience difficulty in adding customers to our network and fully using the network’s capacity.

We may not successfully make or integrate acquisitions or enter into strategic alliances.

As part of our growth strategy, we intend to pursue selected acquisitions and strategic alliances. To date, we have completed 13 acquisitions. We compete with other companies for acquisition opportunities and we cannot assure you that we will be able to effect future acquisitions or strategic alliances on commercially reasonable terms or at all. Even if we enter into these transactions, we may experience:

•       delays in realizing or a failure to realize the benefits we anticipate;

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

Revenues generated by the customer contracts that we have acquired have accounted for a substantial portion of our historical growth in net service revenue. However, following an acquisition, we have experienced a decline in revenue attributable to acquired customers as these customers’ contracts have expired and they have entered into standard Cogent customer contracts at generally lower rates or have chosen not to renew service with us. We anticipate that we will experience similar declines with respect to customers we have acquired or will acquire.

We depend upon our key employees and may be unable to attract or retain sufficient qualified personnel.

Our future performance depends upon the continued contribution of our executive management team and other key employees, in particular, our Chairman and Chief Executive Officer, Dave Schaeffer. As founder of our company, Mr. Schaeffer’s knowledge of our business combined with his engineering background and industry experience makes him particularly well suited to lead our company.

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

By entering into what are known as settlement-free peering arrangements, providers agree to exchange traffic between their respective networks without charging each other. Our ability to avoid the higher costs of acquiring dedicated network capacity and to maintain high network performance is dependent upon our ability to establish and maintain peering relationships. The terms and conditions of our peering relationships may also be subject to adverse changes, which we may not be able to control. For example, several network operators with large numbers of individual users are arguing that they should be able to charge or charge more to network operators and businesses that send traffic to those users. If we are not able to maintain or increase our peering relationships in all of our markets on favorable terms, we may not be able to provide our customers with high performance or affordable services, which could have a material adverse effect on our business. We have in the past encountered some disputes with certain of our providers regarding our peering arrangements, but we have generally been able to route our traffic through alternative peering arrangements, resolve such disputes, or terminate such peering arrangements with a minimal adverse impact on our business. In the past year we had two such disputes that resulted in a temporary disruption of the exchange of traffic between our network and the network of the other carrier. We cannot assure you that we will be able to continue to establish and maintain relationships with providers or favorably resolve disputes with providers.

We make some of these connections pursuant to agreements that make data transmission capacity available to us at negotiated rates. In some instances these agreements have minimum and maximum volume commitments. If we fail to meet the minimum, or exceed the maximum, volume commitments, our rates and costs may rise.

Our European and Canadian operations expose us to economic, regulatory and other risks.

The nature of our European and Canadian business involves a number of risks, including:

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

As we continue to expand our European and Canadian business, our success will depend, in part, on our ability to anticipate and effectively manage these and other risks. Our failure to manage these risks and grow our European and Canadian operations may have a material adverse effect on our business and results of operations.

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

The carriers from whom it has been obtained maintain our inter-city and intra-city dark fiber. If these carriers fail to maintain the fiber or disrupt our fiber connections for other reasons, such as business disputes with us and governmental takings, or us our ability to provide service in the affected markets or parts of markets would be impaired. While we have successfully mitigated the effects of prior service interruptions in the past, we may incur significant delays and costs in restoring service to our customers in connection with future service interruptions, and we may lose customers if delays are substantial.

Our business depends on license agreements with building owners and managers, which we could fail to obtain or maintain.

Our business depends upon our in-building networks. Our in-building networks depend on access agreements with building owners or managers allowing us to install our in-building networks and provide our services in the buildings. These agreements typically have terms of five to ten years, with one or more  renewal options. Any deterioration in our existing relationships with building owners or managers could harm our marketing efforts and could substantially reduce our potential customer base. We expect to enter into additional access agreements as part of our growth plan. Current federal and state regulations do not require building owners to make space available to us or to do so on terms that are reasonable or nondiscriminatory. While the FCC has adopted regulations that prohibit common carriers under its jurisdiction from entering into exclusive arrangements with owners of multi-tenant commercial office buildings, these regulations do not require building owners to offer us access to their buildings. Building owners or managers may decide not to permit us to install our networks in their buildings or may elect not to renew or amend our access agreements. The initial term of most of our access agreements will conclude in the next several years. Most of these agreements have one or more automatic renewal periods and others may be renewed at the option of the landlord. While we have historically been successful in renewing these agreements and no single building access agreement is material to our success, the failure to obtain or maintain a number of these agreements would reduce our revenue, and we might not recover our costs of procuring building access and installing our in-building networks.

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

Our competitors may also introduce new technology or services that make our services less attractive to potential customers. For example, some providers are introducing a new version of the Internet protocol (Ipv6) that we do not plan to introduce at this time. If this becomes important to Internet users our ability to compete may be lessened.

We issue projected results and estimates for future periods from time to time, and such projections and estimates are subject to inherent uncertainties and may prove to be inaccurate.

Financial information, results of operations and other projections that we may issue from time to time are based upon our assumptions and estimates. While we believe these assumptions and estimates to be reasonable, they are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. You should understand that certain unpredictable factors could cause our actual results to differ from our expectations and those differences may be material. No independent expert participates in the preparation of these estimates. These estimates should not be regarded as a representation by us as to our results of operations during such periods as there can be no assurance that any of these estimates will be realized. In light of the foregoing, we caution you not to place undue reliance on these estimates. These estimates constitute forward-looking statements.

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

As an enhanced service provider, we are not subject to substantial regulation by the FCC or the state public utilities commissions in the United States. Internet service is also subject to minimal regulation in Europe and in Canada. If we decide to offer traditional voice services or otherwise expand our service offerings to include services that would cause us to be deemed a common carrier, we will become subject to additional regulation. Additionally, if we offer voice service using IP (voice over IP) or offer certain other types of data services using IP we may become subject to additional regulation. This regulation could impact our business because of the costs and time required to obtain necessary authorizations, the additional taxes than we may become subject to or may have to collect from our customers, and the additional administrative costs of providing voice services, and other costs. Even if we do not decide to offer additional services, governmental authorities may decide to impose additional regulation and taxes upon providers of Internet service. All of these could inhibit our ability to remain a low cost carrier.

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

The September 11, 2001 terrorist attacks in the United States and the continued threat of terrorist activity and other acts of war or hostility have had, and may continue to have, an adverse effect on business, financial and general economic conditions internationally. Effects from these events and any future terrorist activity, including cyber terrorism, may, in turn, increase our costs due to the need to provide enhanced security, which would adversely affect our business and results of operations. These circumstances may also damage or destroy the Internet infrastructure and may adversely affect our ability to attract and retain customers, our ability to raise capital and the operation and maintenance of our network access points. We are particularly vulnerable to acts of terrorism because our largest customer concentration is located in New York, our headquarters is in Washington, D.C., and we have significant operations in Paris and Madrid, cities that have historically been targets for terrorist attacks.

ITEM 2.                DESCRIPTION OF PROPERTIES

We lease and own space for offices, data centers, co-location facilities, and points-of-presence.

Our headquarters facilities consist of approximately 15,370 square feet located in Washington, D.C. The lease for our headquarters is with an entity controlled by our Chief Executive Officer. The lease is year-to-year on market terms. We have an option to renew this lease through August 31, 2007.

In North America we also lease approximately 205,000 square feet of space in 40 locations to house our co-location facilities, regional offices and operations centers. The terms of these leases generally are for ten years with two five-year renewal options.

In Europe we lease approximately 168,000 square feet of space in 20 locations to house our co-location facilities, regional offices and operations centers. The terms of these leases generally are for nine years with an opportunity to terminate the lease every three years. Through the acquisition of our French and Spanish subsidiaries in January 2004, we acquired three properties in France that we own. All three properties are data centers and points-of-presence, or POP, facilities ranging in size from 11,838 to 18,292 square feet. On March 30, 2005, we sold one of the three properties, located in Lyon, France, for net proceeds of approximately $5.1 million.

We believe that these facilities are generally in good condition and suitable for our operations.

We have from our acquisitions approximately 19,000 square feet of office space at two locations in Europe that are currently on the market to be sublet to third parties. In North America we have approximately 33,000 square feet of excess office space in seven locations. Three of these locations are currently sublet to third parties. Four are currently being marketed for sublease.

ITEM 3.                LEGAL PROCEEDINGS

We are involved in legal proceedings in the normal course of our business that we do not expect to have a material adverse affect on our business, financial condition or results of operations. For a discussion of the significant proceedings in which we are involved, see Note 9 to our financial statements.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our security holders during the quarter ended December 31, 2005.

PART II

ITEM 5.                MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our sole class of common equity is our common stock, par value $0.001, which is currently traded on the NASDAQ National Market under the symbol “CCOI”. Prior to March 6, 2006, our common stock traded on the American Stock Exchange under the symbol “COI”. Prior to February 5, 2002 no established public trading market for our common stock existed.

As of March 6, 2006, there were approximately 135 holders of record of shares of our common stock holding 44,092,605 shares of our common stock.

The table below shows, for the quarters indicated, the reported high and low trading prices of our common stock on the American Stock Exchange, which reflect the 1 for 20 reverse stock split (the “Reverse Stock Split”) we effected in March 2005 in connection with our public offering in June 2005.

	High	Low
Calendar Year 2004
First Quarter	$54.80	$22.00
Second Quarter	43.80	5.40
Third Quarter	8.00	4.60
Fourth Quarter	40.00	5.60
Calendar Year 2005
First Quarter	$25.40	$8.11
Second Quarter	28.30	6.29
Third Quarter	8.37	4.56
Fourth Quarter	6.16	4.18

We have not paid any dividends on our common stock since our inception and do not anticipate paying any dividends in the foreseeable future. Our line of credit prohibits the payment of dividends. Any future determination to pay dividends will be at the discretion of our board of directors and will be dependent upon then-existing conditions, including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors our board of directors deems relevant.

ITEM 6.                SELECTED CONSOLIDATED FINANCIAL DATA

The annual financial information set forth below has been derived from our audited consolidated financial statements. The information should be read in connection with, and is qualified in its entirety by reference to, the financial statements and notes included elsewhere in this report and in our SEC filings.

	Years Ended December 31,
	2001	2002	2003	2004	2005
	(dollars in thousands)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Service revenue, net	$3,018	$51,913	$59,422	$91,286	$135,213
Operating expenses:
Network operations	19,990	49,091	47,017	63,466	85,794
Amortization of deferred compensation—network operations	307	233	1,307	858	399
Selling, general, and administrative	27,322	33,495	26,570	40,382	41,344
Amortization of deferred compensation—SG&A	2,958	3,098	17,368	11,404	12,906
Gain on settlement of vendor litigation	—	(5,721)	—	—	—
Terminated public offering costs	—	—	—	779	—
Restructuring charges	—	—	—	1,821	1,319
Depreciation and amortization	13,535	33,990	48,387	56,645	55,600
Total operating expenses	64,112	114,186	140,649	175,355	197,362
Operating loss	(61,094)	(62,273)	(81,227)	(84,069)	(62,149)
Settlement of note holder litigation	—	(3,468)	—	—	—
Gains—lease obligation restructurings	—	—	—	5,292	844
Gain—Allied Riser note exchange	—	—	24,802	—	—
Gains—Cisco credit facility	—	—	215,432	—	842
Gain—dispositions of assets	—	—	—	—	3,372
Interest income (expense) and other, net	(5,819)	(34,545)	(18,264)	(10,883)	(10,427)
(Loss) income before extraordinary gain	(66,913)	(100,286)	140,743	(89,660)	(67,518)
Extraordinary gain—Allied Riser merger	—	8,443	—	—	—
Net (loss) income	(66,913)	(91,843)	140,743	(89,660)	(67,518)
Beneficial conversion charges	(24,168)	—	(52,000)	(43,986)	—
Net (loss) income applicable to common shareholders	$(91,081)	$(91,843)	$88,743	$(133,646)	(67,518)
Net (loss) income per common share available to common shareholders—basic	$(1,295.60)	$(564.45)	$11.18	$(175.03)	$(1.96)
Net (loss) income per common share available common shareholders—diluted	$(1,295.60)	$(564.45)	$11.18	$(175.03)	$(1.96)
Weighted-average common shares—basic	70,300	162,712	7,935,831	763,540	34,439,937
Weighted-average common shares—diluted	70,300	162,712	7,938,898	763,540	34,439,937
CONSOLIDATED BALANCE SHEET DATA (AT PERIOD END):
Cash and cash equivalents	$49,017	$39,314	$7,875	$13,844	$29,883
Total assets	319,769	407,677	344,440	378,586	351,373
Long-term debt (including capital leases and current portion) (net of unamortized discount of $78,140 in 2002, $6,084 in 2003, $5,026 in 2004 and $3,478 in 2005)	202,740	347,930	83,702	126,382	99,105
Preferred stock	177,246	175,246	97,681	139,825	—
Stockholders’ equity	110,214	32,626	244,754	212,490	221,001
OTHER OPERATING DATA:
Net cash used in operating activities	(46,786)	(41,567)	(27,357)	(26,425)	(9,062)
Net cash used in investing activities	(131,652)	(19,786)	(25,316)	(2,701)	(14,055)
Net cash provided by financing activities	161,862	51,694	20,562	34,486	39,824

All share and per-share data in the table above reflects the 1-for-20 reverse stock split that occurred in March 2005. In February 2005, all of our preferred stock was converted into common stock.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis together with “Selected Consolidated Financial and Other Data” and our consolidated financial statements and related notes included in this report. The discussion in this report contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this report should be read as applying to all related forward-looking statements wherever they appear in this report. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to these differences include those discussed in “Risk Factors,” as well as those discussed elsewhere. You should read “Risk Factors” and “Special Note Regarding Forward-Looking Statements.”

General Overview

We are a leading facilities-based provider of low-cost, high-speed Internet access and IP communications services. Our network is specifically designed and optimized to transmit data using IP. IP networks are significantly less expensive to operate and are able to achieve higher performance levels than the traditional circuit-switched networks used by our competitors, thus giving us cost and performance advantages in our industry. We deliver our services to small and medium-sized businesses, communications service providers and other bandwidth-intensive organizations through approximately 10,000 customer connections in North America and Western Europe. Our primary on-net service is Internet access at a speed of 100 Megabits per second, much faster than typical Internet access currently offered to businesses. We offer this on-net service exclusively through our own facilities, which run all the way to our customers’ premises.

Our network is comprised of in-building riser facilities, metropolitan optical fiber networks, metropolitan traffic aggregation points and inter-city transport facilities. The network is physically connected entirely through our facilities to 1,040 buildings in which we provide our on-net services, including over 800 multi-tenant office buildings. We also provide on-net services in carrier-neutral co-location facilities, data centers and single-tenant office buildings. Because of our integrated network architecture, we are not dependent on local telephone companies to serve our on-net customers. We emphasize the sale of on-net services because we believe we have a competitive advantage in providing these services and our sales of these services generate higher gross profit margins.

We also provide Internet connectivity to customers that are not located in buildings directly connected to our network. We serve these off-net customers using other carriers’ facilities to provide the last mile portion of the link from our customers’ premises to our network. We also provide certain non-core services which are legacy services which we acquired and continue to support but do not actively sell.

We believe our key opportunity is provided by our high-capacity network, which provides us with the ability to add a significant number of customers to our network with minimal incremental costs. Our focus is to add customers to our network in a way that maximizes its use and at the same time provides us with a customer mix that produces strong profit margins. We are responding to this opportunity by increasing our sales and marketing efforts including increasing our number of sales representatives. In addition, we may add customers to our network through strategic acquisitions.

We plan to expand our network to locations that can be economically integrated and represent significant concentrations of Internet traffic. We may identify locations that we desire to serve with our on-net product but cannot be cost effectively added to our network. One of our  keys to developing a profitable business will be to carefully match the expense of extending our network to reach new customers with the revenue generated by those customers.

We believe the two most important trends in our industry are the continued growth in Internet traffic and a decline in Internet access prices. As Internet traffic continues to grow and prices per unit of traffic continue to decline, we believe our ability to load our network and gain market share from less efficient network operators will expand. However, continued erosion in Internet access prices will likely have a negative impact on the rate at which we can increase our revenues and our profit margins.

We have grown our net service revenue from $59.4 million for the year ended December 31, 2003 to $135.2 million for the year ended December 31, 2005. We have generated our revenue growth through the strategic acquisitions of communications network assets and customers, primarily from financially distressed companies, the continued expansion of our network of on-net buildings and the increase in customers generated by our sales and marketing efforts.

Our on-net service consists of high-speed Internet access and IP connectivity ranging from 0.5 Megabits per second to several Gigabits per second of bandwidth. We offer our on-net services to customers located in buildings that are physically connected to our network. Off-net services are sold to businesses that are connected to our network primarily by means of T1, T3, E1 and E3 lines obtained from other carriers. Our non-core services, which consist of legacy services of companies whose assets or businesses we have acquired, include managed modem services, email, retail dial-up Internet access, shared web hosting, managed web hosting, managed security, voice services (only provided in Toronto, Canada), point to point private line services, and services that were provided to LambdaNet Germany under a network sharing arrangement as discussed below. We do not actively market these non-core services and expect the net service revenue associated with them to continue to decline.

Our on-net, off-net and non-core services comprised 63.5%, 24.4% and 12.1% of our net service revenue, respectively, for the year ended December 31, 2004 and 57.9%, 33.0% and 9.1% for the year ended December 31, 2005. While we target our sales and marketing efforts at increasing on-net customers, customers we add through acquisitions will also affect the mix of on-net and off-net revenues. For example, off-net service revenue increased as a percentage of total revenue in 2005 as compared to 2004 due to the inclusion of a full year of revenue from customers we added through our December 2004 acquisition of the off-net Internet access customers of Verio, Inc. We expect the percentage of on-net revenues to increase as a percentage of total revenues in 2006.

We have grown our gross profit from $12.4 million for the year ended December 31, 2003 to $49.4 million for the year ended December 31, 2005. Our gross profit margin has expanded from 20.9% in 2003 to 36.5% for the year ended December 31, 2005. We determine gross profit by subtracting network operation expenses (excluding amortization of deferred compensation) from our net service revenue. The amortization of deferred compensation classified as cost of network services was $1.3 million, $0.9 million and $0.4 million for the years ended December 31, 2003, 2004 and 2005, respectively. We believe that our gross profit will benefit and continue to expand as we are allocating the majority of our sales resources toward obtaining additional on-net customers and as sales of these services generate higher gross profit margins than our off-net and non-core services. We believe that as we add on-net customers we incur limited incremental expenses. We have not allocated depreciation and amortization expense to our network operations expense.

Due to our strategic acquisitions of network assets and equipment, we believe we are positioned to grow our revenue base and profitability without significant additional capital investments. We continue to deploy network equipment to other parts of our network to maximize the utilization of our assets. As a result, our future capital expenditures will be based primarily on our planned expansion of on-net buildings and the concentration and growth of our customer base. We expect our future capital expenditure rate to be similar to the rate we experienced for 2005. We plan to increase our number of on-net buildings to approximately 1,100 by December 31, 2006 from 1,040 at December 31, 2005.

Historically, our operating expenses have exceeded our net service revenue resulting in operating losses of $81.2 million, $84.1 million and $62.1 million in 2003, 2004 and 2005, respectively. In each of these periods, our operating expenses consisted primarily of the following:

•       Network operations expenses which consist primarily of the cost of leased circuits, sites and facilities; telecommunications license agreements, network maintenance expenses, and salaries of, and expenses related to, employees who are directly involved with maintenance and operation of our network.

•       Selling general and administrative expenses which consist primarily of salaries, commissions and related benefits paid to our employees and related selling and administrative costs including professional fees.

•       Depreciation and amortization expenses which result from the depreciation of our property and equipment, including the assets associated with our network and the amortization of our intangible assets.

•       Amortization of deferred compensation that results from the expense related to certain stock options and our restricted stock granted to our employees.

•       Restructuring charges that resulted from the termination of our Paris office lease.

Acquisitions

Since our inception, we have consummated 13 acquisitions through which we have generated revenue growth, expanded our network and customer base and added strategic assets to our business. We have accomplished this primarily by acquiring financially distressed companies or their assets at a significant discount to their original cost. The overall impact of these acquisitions on the operation of our business has been to extend the physical reach of our network in both North America and Western Europe, expand the breadth of our service offerings, and increase the number of customers to whom we provide our services. The overall impact of these acquisitions on our balance sheet and cash flows has been to significantly increase the assets on our balance sheet, including cash in the case of the Allied Riser merger, increase our indebtedness and increase our cash flows from operations due to our increased customer base. A substantial portion of our historical growth in net service revenue and specifically off-net and non-core revenues has been generated by the customer contracts we have acquired. Following an acquisition, we have historically experienced a decline in revenue attributable to acquired customers as these customers’ contracts have expired and they have entered into standard Cogent customer contracts at generally lower rates or have chosen not to renew service with us. We anticipate that we will experience similar declines with respect to customers we have acquired or will acquire.

Acquisition of Verio

In December 2004, we acquired most of the off-net Internet access customers of Verio Inc., a leading global IP provider and subsidiary of NTT Communications Corp. The acquired assets included over 3,700 primarily off-net customer connections located in 23 of our U.S. markets, customer accounts receivable and certain network equipment. We also assumed the liabilities associated with providing services to these customers including vendor relationships, accounts payable, and accrued liabilities.

Acquisition of Aleron

In October 2004, we acquired certain assets of Aleron Broadband Services, formally known as AGIS Internet, and $18.5 million in cash, in exchange for 3,700 shares of our Series M preferred stock, which converted into approximately 5.7 million shares of our common stock in February 2005. We acquired Aleron’s customer base and network, as well as Aleron’s Internet access and managed modem services.

Acquisition of Global Access

In September 2004, we acquired the majority of the assets of Global Access Telecommunications, Inc. in exchange for 185 shares of our Series L preferred stock. The Series L preferred stock issued in the transaction converted into approximately 0.3 million shares of our common stock in February 2005. Global Access provided Internet access and other data services in Germany. We acquired over 350 customer connections in Germany as a result of the acquisition.

Acquisition of UFO

In August 2004, we acquired certain assets of Unlimited Fiber Optics, Inc., or UFO, for 2,600 shares of our Series K preferred stock. The preferred stock issued in the merger converted into approximately 0.8 million shares of our common stock in February 2005. Among these assets were UFO’s customer base, which was comprised of data service customers located in San Francisco and Los Angeles. The acquired assets also included net cash of approximately $1.9 million and customer accounts receivable.

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

We completed the first step of the European network acquisition in January 2004. The investors funded a corporation that they controlled with $2.5 million and acquired Firstmark Communications Participation S.à r.l., now named Cogent Europe S.à r.l., from LNG for one euro. Cogent Europe S.à r.l., or Cogent Europe, is the parent holding company of LambdaNet France, now named Cogent France, and LambdaNet Spain, now named Cogent Spain and our other European subsidiaries. As consideration, the investors, through the corporation they controlled, entered into a commitment to use reasonable efforts to cause LNG to be released from a guarantee of certain obligations of LambdaNet France and a commitment to fund LambdaNet France with $2.0 million. That corporation was then merged into one of our subsidiaries in a transaction in which the investors received 2,575 shares of Series I preferred stock that converted into approximately 0.8 million shares of our common stock in February 2005.

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

In March 2004, we identified network assets in Germany formerly operated as part of the Carrier 1 network as an attractive acquisition opportunity. Pursuant to the November commitment, the investors funded a newly formed Delaware corporation with $19.5 million, and the corporation through a German subsidiary acquired the rights to certain assets of the Carrier 1 network in return for $2.7 million. That corporation then was merged into one of our subsidiaries, Cogent Germany, in a transaction in which the investors received shares of our Series J preferred stock that converted into approximately 6.0 million shares of our common stock in February 2005.

Acquisition of FNSI

In February 2003, we acquired the assets of Fiber Network Services, Inc., or FNSI, an Internet service provider in the Midwestern United States, in exchange for options to purchase 6,000 shares of our common stock and the assumption of certain of FNSI’s liabilities. With the acquisition of FNSI assets we expanded our off-net services.

Acquisition of PSINet

In April 2002, we purchased the principal U.S. assets of PSINet, Inc. out of bankruptcy in exchange for $9.5 million and the assumption of certain liabilities. With the acquisition of PSINet assets we began to offer our off-net service and acquired significant non-core services.

Allied Riser Merger

In February 2002, we acquired Allied Riser Communications Corporation, a facilities-based provider of broadband data, video and voice communications services to small and medium-sized businesses in the United States and Canada in exchange for the issuance of approximately 0.1 million shares of our common stock. As a result of the merger, Allied Riser became a wholly owned subsidiary. In connection with the merger, we became co-obligor under Allied Riser’s 7 1/2% Convertible Subordinated Notes which are due in June 2007.

Results of Operations

Our management reviews and analyzes several key performance indicators in order to manage our business and assess the quality of and potential variability of our net service revenues and cash flows. These key performance indicators include:

•       net service revenues, which are an indicator of our overall business growth and the success of our sales and marketing efforts;

•       gross profit, which is an indicator of both our service offering mix, competitive pricing pressures and the cost of our network operations;

•       growth in our on-net customer base, which is an indicator of the success of our on net focused sales efforts;

•       growth in our on-net buildings; and

•       distribution of revenue across our service offerings.

Year Ended December 31, 2004 Compared to the Year Ended December 31, 2005

The following summary table presents a comparison of our results of operations for the year ended December 31, 2004 and 2005 with respect to certain key financial measures. The comparisons illustrated in the table are discussed in greater detail below.

	Year Ended December 31,
	2004	2005	Percent Change
	(in thousands)
Net service revenue	$91,286	$135,213	48.1%
Network operations expenses(1)	63,466	85,794	35.2%
Gross profit(2)	27,820	49,419	77.6%
Selling, general, and administrative expenses(3)	40,382	41,344	2.4%
Restructuring charges	1,821	1,319	(27.6)%
Terminated public offering costs	779	—	—
Depreciation and amortization expenses	56,645	55,600	(1.8)%
Gains—lease obligations, asset sales and debt restructurings	5,292	5,058	(4.4)%
Net loss	(89,660)	(67,518)	(24.7)%

(1)          Excludes amortization of deferred compensation of $858 and $399 in the years ended December 31, 2004 and 2005, respectively, which, if included would have resulted in a period-to-period change of 34.0%.

(2)          Excludes amortization of deferred compensation of $858 and $399 in the years ended December 31, 2004 and 2005, respectively, which if included would have resulted in a period-to-period change of 81.8%.

(3)          Excludes amortization of deferred compensation of $11,404 and $12,906 in the years ended December 31, 2004 and 2005, respectively, which, if included would have resulted in a period-to-period change of 4.8%.

Net Service Revenue.  Our net service revenue increased 48.1% from $91.3 million for the year ended December 31, 2004 to $135.2 million for the year ended December 31, 2005. For the years ended December 31, 2004 and 2005, on-net, off-net and non-core revenues represented 63.5%, 24.4% and 12.1% and 57.9%, 33.0% and 9.1% of our net service revenues, respectively. Off-net service revenue increased as a percentage of total revenue in 2005 as compared to 2004 primarily due to the inclusion of a full year of revenue from customers we added through our December 2004 acquisition of the off-net Internet access customers of Verio.

Our on-net revenues increased 35.2% from $57.9 million for the year ended December 31, 2004 to $78.3 million for the year ended December 31, 2005. Our on-net revenues increased as we increased the number of our on-net customer connections from approximately 2,800 at December 31, 2004 to approximately 4,700 at December 31, 2005. Notwithstanding the increase in on-net revenues, the percentage of on-net revenues of total revenues decreased from 2004 to 2005 due to the increase in off-net revenues from the acquisition of the off-net Internet access customers of Verio. We believe that our on-net revenues as a  percentage of total revenues will increase as we are allocating the majority of our sales resources toward obtaining additional on-net customers. Our off-net revenues increased 100.4% from $22.3 million for the year ended December 31, 2004 to $44.6 million for the year ended December 31, 2005. Our off-net revenues increased as we increased the number of our off-net customer connections during 2005 primarily from the December 2004 Verio acquisition. Due primarily to the churn of these acquired customers during 2005, however, our off-net customer connections declined from approximately 4,500 at December 31, 2004 to approximately 4,000 at December 31, 2005. We expect that this loss of our off-net  customer connections will continue. Our non-core revenues increased 10.5% from $11.1 million for the year ended December 31, 2004 to $12.4 million for the year ending December 31, 2005. Our non-core revenues increased as we added non-core managed modem customer connections from our October 2004 Aleron acquisition and certain non-core Verio customers in that December 2004 acquisition. The number of our non-core customer connections declined from approximately 1,790 at December 31, 2004 to approximately 1,300 at December 31, 2005. We do not actively market these acquired non-core services and expect that the net service revenue associated with them will decline.

Our net service revenue related to our acquisitions is included in our statements of operations from the acquisition dates. Acquired net service revenues from our UFO, Global Access, Aleron and Verio acquisitions, which occurred in August 2004, September 2004, October 2004 and December 2004, respectively, totaled $6.9 million for the year ended December 31, 2004 and $35.5 million for the year ended December 31, 2005, respectively. This increase is primarily due to the $21.7 million increase in acquired revenues from the December 2004 Verio acquisition. Approximately $2.0 million of our non-core Cogent Europe net service revenue during 2004 was derived from network sharing services rendered to LambdaNet Communications Deutschland AG, or LambdaNet Germany. LambdaNet Germany was majority-owned by LNG Holdings until April 2004 when it was sold to an unrelated third party. In the first quarter of 2005, this network sharing arrangement was terminated and there was no such revenue in 2005.

Network Operations Expenses. Our network operations expenses, excluding the amortization of deferred compensation, increased 35.2% from $63.5 million for the year ended December 31, 2004 to $85.8 million for the year ended December 31, 2005. The increase is primarily attributable to leased circuits and facilities costs incurred in connection with our 2004 acquisitions. We provide Internet connectivity to the acquired customers that are not located in buildings directly connected to our network. As a result we serve these off-net customers using other carriers’ facilities to provide the last mile portion of the link from our customers’ premises to our network and incur leased circuit costs to provide these services. Additionally, for the year ended December 31, 2004, Cogent Europe recorded $1.8 million of costs associated with using the LambdaNet Germany network. In 2005 this network sharing arrangement was terminated and there were no such costs in 2005.

Gross profit.  Our gross profit, excluding amortization of deferred compensation, increased 77.6% from $27.8 million for the year ended December 31, 2004 to $49.4 million for the year ended December 31, 2005. The $21.6 million increase is primarily attributed to our increase in net service revenue. Our gross profit margin expanded from 30.5% in 2004 to 36.5% for the year ended December 31, 2005. We determine gross profit by subtracting network operation expenses from our net service revenue (excluding amortization of deferred compensation). Our gross profit has benefited from the limited incremental expenses associated with providing service to an increasing number of on-net customers. We have not allocated depreciation and amortization expense to our network operations expense. Our gross profit margin may be impacted by the timing and amounts of disputed circuit costs. We generally record these disputed amounts when billed by the vendor and reverse these amounts when the vendor credit has been received or the dispute has been otherwise resolved. We believe that our gross profit margin will increase as we are allocating the majority of our sales resources toward obtaining additional on-net customers and as sales of these services generate higher gross profit margins than our off-net and non-core services.

Selling, General, and Administrative Expenses.  Our SG&A expenses, excluding the amortization of deferred compensation, increased 2.4% from $40.4 million for the year ended December 31, 2004 to $41.3 million for the year ended December 31, 2005. SG&A expenses increased primarily from the $2.8 million increase in salaries and related costs required to support our sales effort and an increase of approximately $0.5 million of auditor fees associated with our Sarbanes-Oxley Section 404 compliance requirements.

Amortization of Deferred Compensation.  Deferred compensation is primarily related to restricted stock granted to our employees. The total amortization of deferred compensation increased from $12.3 million for the year ended December 31, 2004 to $13.3 million for the year ending December 31, 2005. The increase is primarily attributed to approximately $0.6 million of deferred compensation expense recorded in 2005 from the grant of additional restricted shares in 2005 and the amortization expense related to $4.7 million of deferred compensation related to options for restricted stock. These options were granted to certain of our employees in the third quarter of 2004 with an exercise price below the trading price of our common stock on the grant date. We amortize deferred compensation costs on a straight-line basis over the service period.

Restructuring charges.  In 2004, Cogent France re-located its Paris headquarters. The estimated net present value of the remaining lease obligation, net of estimated sublease income, was approximately $1.8 million and was recorded as a restructuring charge in 2004. In the third quarter of 2005, we revised our estimate for sublease income and estimated that the net present value of the remaining lease obligation increased by approximately $1.3 million and recorded an additional restructuring charge.

Withdrawal of Public Offering.  In May 2004, we filed a registration statement to sell shares of common stock in a public offering. In October 2004, we withdrew this registration statement and expensed the associated deferred costs of approximately $0.8 million.

Depreciation and Amortization Expenses.  Our depreciation and amortization expense decreased 1.8% from $56.6 million for the year ended December 31, 2004 to $55.6 million for the year ended December 31, 2005. The decrease is primarily attributed to a $6.3 million decrease in the amortization expense of intangible assets, that were fully amortized in 2005. In addition, in the fourth quarter of 2005, we revised the number of lease renewal periods used in determining the lease term for purposes of amortizing certain of our leasehold improvements. This resulted in a net increase in depreciation expense of approximately $3.0 million.

Gains—Lease Obligations, Asset Sales and Debt Restructurings. In 2004, we renegotiated several capital lease obligations for our intra-city fiber in France and Spain. These transactions resulted in gains of approximately $5.3 million recorded as gains on lease obligation restructurings for the year ended December 31, 2004.

In March 2005, we sold our building and land located in Lyon, France for net proceeds of $5.1 million. These assets were acquired in the Cogent Europe acquisition. This transaction resulted in a gain of approximately $3.9 million. In June 2005, we used a portion of the proceeds from our Public Offering to repay our $17.0 million Amended and Restated Cisco Note. The repayment of the Amended and Restated Cisco Note resulted in a gain of $0.8 million representing the amount of the estimated future interest payments that was not required to be paid. In September 2005, we re-negotiated a capital lease obligation for our intra-city fiber in Spain. The modification to the IRU capital lease resulted in a gain of approximately $0.8 million.

Net Loss. Our net loss was $89.7 million for the year ended December 31, 2004 as compared to a net loss of $67.5 million for the year ended December 31, 2005. The $22.2 million reduction in our net loss occurred primarily due to the $21.6 million increase in our gross margin.

Buildings On-net. As of December 31, 2004 and 2005 we had a total of 989 and 1,040 on-net buildings connected to our network, respectively.

Year Ended December 31, 2003 Compared to the Year Ended December 31, 2004

The following summary table presents a comparison of our results of operations for the year ended December 31, 2003 and 2004 with respect to certain key financial measures. The comparisons illustrated in the table are discussed in greater detail below.

	Year Ended December 31,
	2003	2004	Percent Change
	(in thousands)
Net service revenue	$59,422	$91,286	53.6%
Network operations expenses(1)	47,017	63,466	35.0%
Gross profit(2)	12,405	27,820	124.3%
Selling, general, and administrative expenses(3)	26,570	40,382	52.0%
Restructuring charge	—	1,821	—
Terminated public offering costs	—	779	—
Depreciation and amortization expenses	48,387	56,645	17.1%
Gain—Cisco debt restructuring	215,432	—	—
Gain—Allied Riser note exchange	24,802	—	—
Gains—lease obligations restructuring	—	5,292	—
Net income (loss)	140,743	(89,660)	(163.7)%

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

(3)          Excludes amortization of deferred compensation of $17,368 and $11,404 in the years ended December 31, 2003 and 2004, respectively, which, if included would have resulted in a period-to-period change of 17.9%.

Net Service Revenue.  Our net service revenue increased 53.6% from $59.4 million for the year ended December 31, 2003 to $91.3 million for the year ending December 31, 2004. For the year ended December 31, 2003 and 2004, on-net, off-net and non-core revenues represented 55.5%, 26.4% and 18.1% and 63.5%, 24.4% and 12.1% of our net service revenues, respectively. On-net revenues increased as a percentage of total revenue in 2004 as compared to 2003 due to the faster rate at which on-net revenues increased compared to off-net and non-core revenues. This was primarily due to our sales and marketing efforts focusing on on-net customers.

Our on-net revenues increased 75.6% from $33.0 million for the year ended December 31, 2003 to $57.9 million for the year ended December 31, 2004. Our on-net revenues increased as we increased the number of our on-net customer connections from approximately 1,650 at December 31, 2003 to approximately 2,800 at December 31, 2004. Our off-net revenues increased 41.8% from $15.7 million for the year ended December 31, 2003 to $22.3 million for the year ending December 31, 2004. Our off-net revenues increased as we increased the number of our off-net customer connections served during 2004 primarily from the off-net customer connections acquired in the December 2004 Verio acquisition. Our non-core revenues increased 3.3% from $10.7 million for the year ended December 31, 2003 to $11.1 million for the year ending December 31, 2004. Our non-core revenues increased from 2004 to 2005 primarily due to an increase of $4.0 million in non-core revenue from our October 2004 Aleron acquisition, parly offset by the loss of $2.0 million of non-core net service revenue provided to Lambdanet Germany in

2004, discussed below. The number of our non-core customer connections declined from approximately 1,830 at December 31, 2003 to approximately 1,790 at December 31, 2004. We do not actively market these acquired non-core services and expect that the net service revenue associated with them will decline.

Our net service revenue related to our acquisitions is included in our statements of operations from the acquisition dates. Net service revenue from our January 5, 2004 Cogent Europe acquisition totaled approximately $23.3 million for the year ended December 31, 2004. Approximately $2.0 million of the Cogent Europe non-core net service revenue during the period was derived from network sharing services rendered to LambdaNet Communications Deutschland AG, or LambdaNet Germany. LambdaNet Germany was majority-owned by LNG Holdings until April 2004 when it was sold to an unrelated third party. In the first quarter of 2005, this network sharing arrangement was terminated and there was no such revenue recorded in 2005. Net service revenue from our UFO, Global Access, Aleron and Verio acquisitions that occurred in August 2004, September 2004, October 2004 and December 2004, respectively, totaled $6.9 million for the year ended December 31, 2004.

Network Operations Expenses.  Our network operations expenses, excluding the amortization of deferred compensation, increased 35.0% from $47.0 million for the year ended December 31, 2003 to $63.5 million for the year ended December 31, 2004. The increase is primarily attributable to $15.4 million of costs incurred in connection with the operation of our European network after our Cogent Europe and Global Access acquisitions. For the year ended December 31, 2004, Cogent Europe recorded $1.8 million of costs associated with using the LambdaNet Germany network. In the first quarter of 2005, this network sharing arrangement was terminated.

Gross profit.  Our gross profit, excluding amortization of deferred compensation, increased 124.3% from $12.4 million for the year ended December 31, 2003 to $27.8 million for the year ended December 31, 2004. The $15.4 million increase is attributed to both an increase in net service revenue and an increase in such revenue attributed to higher margin on-net services. Our gross profit margin expanded from 20.9% in 2003 to 30.5% for the year ended December 31, 2004 due primarily to the increase in the percentage of our revenues derived from our on-net revenue. We determine gross profit by subtracting network operation expenses (excluding amortization of deferred compensation) from our net service revenue. We have not allocated depreciation and amortization expense to our network operations expense.

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

Amortization of Deferred Compensation.  The total amortization of deferred compensation decreased from $18.7 million for the year ended December 31, 2003 to $12.3 million for the year ending December 31, 2004. The decrease is attributed to $13.1 million of amortization of deferred compensation expense recorded in October 2003 since the vesting of restricted shares granted to our employees under our 2003 Incentive Award Plan and offer to exchange was 27% upon grant with the remaining shares vesting ratably over a three-year period.

Deferred compensation is related to restricted shares granted to our employees and the amortization of $4.7 million of deferred compensation related to stock options. These options were granted to certain of our employees in the third quarter of 2004 with an exercise price below the trading price of our common stock on the grant date. We amortize deferred compensation costs on a straight-line basis over the service period.

Restructuring charge.  In July 2004, we abandoned an office in Paris obtained in the Cogent Europe acquisition and relocated operations to another Cogent Europe facility. We recorded a restructuring charge of approximately $1.8 million related to the remaining commitment on the lease less our estimated sublease income.

Withdrawal of public offering.  In May 2004, we filed a registration statement to sell shares of common stock in a public offering. In October 2004, we withdrew this registration statement and expensed the associated costs of approximately $0.8 million.

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

Gain—Allied Riser Note Exchange.  In connection with the exchange and settlement related to our 7 1/2% Convertible Subordinated Notes we recorded a gain of approximately $24.8 million during the year ended December 31, 2003. This gain resulted from the difference between the $36.5 million net book value of the notes ($106.7 million face value less the related unamortized discount of $70.2 million) and $2.0 million of accrued interest, the cash consideration of $5.0 million and the $8.5 million estimated fair market value for the Series D and Series E preferred stock issued to the note holders less approximately $0.2 million of transaction costs. The estimated fair market value for the Series D and Series E preferred stock was determined by using the price per share of our Series C preferred stock, which represented our most recent equity transaction for cash.

Gain—Lease obligations restructuring.  In 2004, we re-negotiated several lease obligations for our intra-city fiber in France and Spain. These transactions resulted gains of approximately $5.3 million recorded as gains on lease obligation restructurings for the year ended December 31, 2004.

Net Income (Loss).  Net income was $140.7 million for the year ended December 31, 2003 as compared to a net loss of $(89.7) million for the year ended December 31, 2004. Included in net income for the year ended December 31, 2003 are gains from debt restructurings totaling $240.2 million.

Buildings On-net. As of December 31, 2003 and 2004 we had a total of 813 and 989 on-net buildings connected to our network, respectively.

Liquidity and Capital Resources

In assessing our liquidity, our management reviews and analyzes our current cash balances on-hand, short-term investments, accounts receivable, accounts payable, capital expenditure commitments, and required capital lease and debt payments and other obligations.

We have recently engaged in a series of transactions that have impacted our liquidity. These included the following:

•       On June 13, 2005, we consummated our Public Offering, in which we sold 10.0 million shares of common stock at a public offering price of $6.00 per share. On June 16, 2005 the underwriters exercised their option to purchase an additional 1.5 million shares of common stock. The Public Offering resulted in net proceeds of $63.7 million, after underwriting, legal, accounting and printing costs.

•       In June 2005, we used a portion of the proceeds from the Public Offering to repay our $17.0 million Amended and Restated Cisco Note and our $10.0 million subordinated note to Columbia Ventures Corporation plus $0.3 million of accrued interest. Both of these obligations were required to be repaid with the Public Offering proceeds under the terms of the related note agreements.

•       On March 9, 2005, we entered into a credit facility with a commercial bank. The credit facility provided for borrowings of up to $10.0 million and is secured by our accounts receivable. In December 2005 we amended the facility and increased the available borrowings to up to $20.0 million and removed a $4.0 million restricted cash covenant.

Cash Flows

The following table sets forth our consolidated cash flows for the years ended December 31, 2003, 2004, and 2005.

	Year Ended December 31,
	2003	2004	2005
	(in thousands)
Net cash used in operating activities	$(27,357)	$(26,425)	$(9,062)
Net cash used in investing activities	(25,316)	(2,701)	(14,055)
Net cash provided by financing activities	20,562	34,486	39,824
Effect of exchange rates on cash	672	609	(668)
Net (decrease) increase in cash and cash equivalents during period	$(31,439)	$5,969	$16,039

Net Cash Used in Operating Activities. Net cash used in operating activities was $26.4 million for the year ended December 31, 2004 compared to $9.1 million for 2005. The reduction is primarily due to the increase in gross margin dollars generated from our increase in revenues. Our primary sources of operating cash are receipts from our customers who are billed on a monthly basis for our services. Our primary uses of operating cash are payments made to our vendors and employees. Our net loss was $89.7 million for the year ended December 31, 2004 compared to a net loss of $67.5 million for the year ended December 31, 2005. Net loss for the year ended December 31, 2004 included non-cash gains of $6.1 million related to our restructuring of certain lease obligations. Net loss for the year ended December 31, 2005 included non-cash gains of $4.8 million related to our restructuring of certain lease obligations, repayment of our Cisco note obligation and net gains on asset sales. Depreciation and amortization, including the amortization of deferred compensation and the debt discount on the Allied Riser notes was $70.0 million for the year ended December 31, 2004, and $70.5 million for the year ended December 31, 2005. Net changes in operating assets and liabilities resulted in a decrease to operating cash of $0.6 million for the year ended December 31, 2004 and a decrease in operating cash of $7.2 million for the year ended December 31, 2005.

Net cash used in operating activities was $27.4 million for the year ended December 31, 2003 compared to $26.4 million for 2004. Our net income was $140.7 million for the year ended December 31, 2003 compared to a net loss of $89.7 million for the year ended December 31, 2004. Net income for the year ended December 31, 2003 included a non-cash gain of $24.8 million related to our settlement with certain Allied Riser note holders and a non-cash gain of $215.4 million related to the restructuring of our Cisco credit facility. Net income for the year ended December 31, 2004 included non-cash gains of $6.1 million related to our restructuring of certain lease obligations and gains on asset sales. Depreciation and amortization, including the amortization of deferred compensation and the debt discount on the Allied Riser notes was $70.2 million for the year ended December 31, 2003, and $70.0 million for the year ended December 31, 2004. Net changes in operating assets and liabilities resulted in an increase to operating cash of $1.9 million for the year ended December 31, 2003 and a decrease in operating cash of $0.6 million for the year ended December 31, 2004.

Net Cash Used In Investing Activities. Net cash used in investing activities was $25.3 million for the year ended December 31, 2003, $2.7 million for the year ended December 31, 2004 and $14.1 million for the year ended December 31, 2005. Our primary use of investing cash during 2003 was $24.0 million for the purchase of property and equipment. Our primary uses of investing cash during 2004 were $10.1 million for the purchase of property and equipment and $1.9 million for the purchase of a network in Germany. Our primary uses of investing cash during 2005 were $17.3 million for the purchase of property and equipment, $0.9 million for the final payment on the purchase of a network in Germany and $0.8 million for the net purchases of short-term investments. Our primary sources of investing cash in 2004 were $2.3 million of cash acquired from our acquisitions of Cogent Europe and Global Access and $7.4 million from the proceeds of the sale of assets and  short-term investments. Our primary source of investing cash in 2005 was $5.1 million from the proceeds of the sale of assets.

Net Cash Provided by Financing Activities. Financing activities provided net cash of $20.6 million for the year ended December 31, 2003, $34.5 million for the year ended December 31, 2004 and $39.8 million for the year ended December 31, 2005. Net cash provided by financing activities during 2003 resulted principally from borrowings under our previous Cisco credit facility of $8.0 million and net proceeds of $40.6 million from the sale of preferred stock, partially offset by a $5.0 million payment related to the Allied Riser note exchange, a $20.0 million payment to Cisco Capital in connection with the Cisco recapitalization and $3.1 million in capital lease repayments. Net cash from financing activities during 2004 resulted from $42.4 million of acquired cash related to our mergers with Symposium Gamma, Symposium Omega, UFO Group, and Cogent Potomac. Net cash used in financing activities for 2004 included a $1.2 million payment to LNG Holdings and $6.6 million in principal payments under our capital leases. Net cash from financing activities during 2005 resulted from $63.7 million of net proceeds from our June 2005 public offering, $10.0 million from the issuance of our subordinated note and $10.0 million borrowed under our credit facility. Net cash used in financing activities for 2005 included $17.0 million for the repayment of our Cisco note, $10.0 million for the repayment of our subordinated note, $10.0 million for the repayment of the amount outstanding under our credit facility and $6.9 million in principal payments under our capital leases.

Cash Position and Indebtedness

Our total indebtedness, net of discount, at December 31, 2005 was $99.1 million and our total cash and cash equivalents and short-term investments were $31.2 million, $1.3 million of which is restricted. Our total indebtedness at December 31, 2005 includes $92.4 million of capital lease obligations for dark fiber primarily under 15-25 year IRUs, of which approximately $6.7 million is considered a current liability.

Subordinated Note

On February 24, 2005, we issued a subordinated note in the principal amount of $10.0 million to Columbia Ventures Corporation in exchange for $10 million in cash. Columbia Ventures Corporation is owned by one of the Company’s directors and shareholders. The terms of the subordinated note required the payment of all principal and accrued interest upon the occurrence of a liquidity event, which was defined as an equity offering of at least $30 million in net proceeds. Our June 2005 Public Offering was considered a liquidity event and in June 2005 we repaid the $10.0 million subordinated note, plus accrued interest of $0.3 million.

Credit Facility

On March 9, 2005, we entered into a  $10.0 million credit facility with a commercial bank. The credit facility is secured by our accounts receivable and our other assets. In December 2005, we modified the credit facility, which increased the available borrowings to up to $20.0 million and removed a $4.0 million restricted cash covenant, among other revisions. The borrowing base is determined primarily by the aging characteristics related to our accounts receivable. In March 2005, we borrowed $10.0 million under the credit facility for working capital purposes. In June 2005, we repaid the $10.0 million with part of the proceeds of our Public Offering. Borrowings under the credit facility accrue interest at the prime rate plus 1.5% and may, in certain circumstances, be reduced to the prime rate plus 0.5%. Our obligations under the credit facility are guaranteed by our material domestic subsidiaries.. As of December 31, 2005, and since June 2005 there were no amounts outstanding under the credit facility.

Amended and Restated Cisco Note

In connection with the Cisco 2003 recapitalization, we amended our credit agreement with Cisco Capital. Our remaining $17.0 million of indebtedness to Cisco was evidenced by a promissory note, which we refer to as the Amended and Restated Cisco Note. We used a portion of the proceeds from our  Public Offering to repay in full the indebtedness under the Amended and Restated Cisco Note. The Cisco recapitalization was considered a troubled debt restructuring under Statement of Financial Accounting Standards (SFAS) No. 15, Accounting by Debtors and Creditors of Troubled Debt Restructurings. Under SFAS No. 15, the Amended and Restated Cisco Note was recorded at its principal amount of $17.0 million plus the estimated future interest payments of $0.8 million. The estimated future interest was not required to be paid, so the payment of the Amended and Restated Cisco Note resulted in a gain of $0.8 million.

Convertible Subordinated Notes.

In connection with the March 2003 exchange and settlement related to our Convertible Subordinated Notes, we eliminated $106.7 million of principal and $2.0 million of accrued interest. The terms of the remaining $10.2 million of Convertible Subordinated Notes were not impacted by the exchange and settlement and they continue to be due on June 15, 2007.

Contractual Obligations and Commitments

The following table summarizes our contractual cash obligations and other commercial commitments as of December 31, 2005.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
	(in thousands)
Long term debt	$11,337	$764	$10,573	$—	$—
Capital lease obligations	151,046	14,334	25,111	25,010	86,591
Operating leases(1)	147,307	26,268	35,896	22,988	62,155
Unconditional purchase obligations	5,517	5,517	—	—	—
Total contractual cash obligations	$315,207	$46,883	$71,580	$47,998	$148,746

(1)          These amounts include $149.2 million of operating lease, maintenance and license agreement obligations, reduced by sublease agreements of $1.9 million.

Capital Lease Obligations. The capital lease obligations above were incurred in connection with our IRUs for inter-city and intra-city dark fiber underlying substantial portions of our network. These capital leases are presented on our balance sheet at the net present value of the future minimum lease payments, or $92.4 million at December 31, 2005. These leases generally have terms of 15 to 25 years.

Letters of Credit. We are also party to letters of credit totaling $2.2 million at December 31, 2005. These obligations are fully secured by our restricted investments, and as a result, are excluded from the contractual cash obligations above.

Future Capital Requirements

We believe that our cash on hand and our availability under our line of credit will be adequate to meet our working capital, capital expenditure, debt service and other cash requirements if we execute our business plan. Our business plan includes increasing our number of on-net buildings to approximately 1,100 by December 31, 2006 from 1,040 at December 31, 2005 and substantially increasing our number of sales representatives in 2006. Although management believes that we will successfully mitigate our risks, management cannot give any assurances that it will be able to do so or that we will ever operate profitably. Our business plan also assumes, among other things, the following:

•       our ability to increase the size of our on-net customer base;

•       our capital expenditure rate will continue at a rate similar to the rate we experienced in 2005;

•       we will be able to maintain our recent sales productivity performance and incremental sales product mix;

•       we will be able to locate and hire sales representatives according to our plan;

•       no material change to the conversion rate between the euro and the U.S. dollar and the Canadian dollar and the U.S. dollar;

•       no material increase in our revenue churn rate;

•       no material decline in our product pricing;

•       no material increase in our customer bad debt;

•       the continued availability of our line of credit; and

•       our ability to add additional productive buildings to our network.

Additionally, any future acquisitions or other significant unplanned costs or cash requirements may require that we raise additional funds through the issuance of debt or equity. We cannot assure you that such financing will be available on terms acceptable to us or our stockholders, or at all. Insufficient funds may require us to delay or scale back the number of buildings that we serve, reduce our planned increase in our sales and marketing efforts, or require us to otherwise alter our business plan or take other actions that could have a material adverse effect on our business, results of operations and financial condition. If issuing equity securities raises additional funds, substantial dilution to existing stockholders may result.

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

Critical Accounting Policies and Significant Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and the related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates including those related to allowances for doubtful accounts, revenue allowances, long-lived assets, accruals, contingencies and litigation, and the carrying values of assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The accounting policies we believe to be most critical to understanding our financial results and condition and that require complex, significant and subjective management judgments are discussed below. We historically have not experienced significant revisions to our estimates except to the extent that they result from (1) changes in estimated litigation accruals, (2) changes in estimated leased circuit obligations, (3) changes in the number of option renewal periods used in determining the lease term for purposes of determining the amortization period for our leasehold improvements, (4) changes in our estimates of the percentage of time our employees were involved in our construction activities and (5) changes in estimated sub-lease income which has caused us to revise our lease accruals for abandoned facilities.

Revenue Recognition

We recognize service revenue when the services are performed, evidence of an arrangement exists, the fee is fixed and determinable and collection is probable. Service discounts and incentives offered to certain customers are recorded as a reduction of revenue when granted. Fees billed in connection with customer installations are deferred and recognized ratably over the estimated customer life. We determine the estimated customer life using a historical analysis of customer retention. If our estimated customer life increases, we will recognize installation revenue over a longer period. We expense direct costs associated with sales as incurred.

Allowances for Sales Credits and Unfulfilled Purchase Obligations

We have established allowances to account for sales credits  and unfulfilled contractual purchase obligations.

•       Our allowance for sales credits is recorded as a reduction to our service revenue to provide for situations when customers are granted a service termination adjustment for amounts billed in advance or a service level agreement credit or discount. This allowance is determined by actual credits granted during the period and an estimate of unprocessed credits.

•       Our allowance for unfulfilled contractual purchase obligations is designed to account for the possible non-payment of amounts under agreements that we have with certain of our customers that place minimum purchase obligations on them. Although we vigorously seek payments due pursuant to these purchase obligations, we have historically collected only a small portion of these billed obligations. In order to allow for this, we reduce our gross service revenue by the amount that has been invoiced to these customers. We reduce this allowance and recognize the related service revenue only upon the receipt of cash payments in respect of these invoices. This allowance is determined by the amount of unfulfilled contractual purchase obligations invoiced to our customers and with respect to which we are continuing to seek payment.

Valuation Allowances for Doubtful Accounts Receivable and Deferred Tax Assets

We have established allowances associated with uncollectible accounts receivable and our deferred tax assets.

•       Our valuation allowance for uncollectible accounts receivable is designed to account for the expense associated with accounts receivable that we estimate will not be collected. We assess the adequacy of this allowance by evaluating general factors, such as the length of time individual receivables are past due, historical collection experience, and changes in the credit-worthiness of our customers. We also assess the ability of specific customers to meet their financial obligations to us and establish specific allowances based on the amount we expect to collect from these customers.

•       Our valuation allowance for our net deferred tax asset reflects the uncertainty surrounding the realization of our net operating losses and our other deferred tax assets. For federal and state tax purposes, our net operating loss carry-forwards, including those that we have generated through our operations and those acquired in the Allied Riser merger could be subject to significant limitations on annual use. To account for this uncertainty and the uncertainty of future taxable income we have recorded a valuation allowance for the full amount of our net deferred tax asset.

Impairment of Long-Lived Assets

We review our long-lived assets, including property and equipment, and intangible assets with definite useful lives for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed pursuant to the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Pursuant to SFAS No. 144, impairment is determined by comparing the carrying value of these long-lived assets to our estimate of future undiscounted cash flows expected to result from the use of the assets. In the event that there are changes in the planned use of our long-lived assets, or our expected future undiscounted cash flows are reduced significantly, our assessment of our ability to recover the carrying value of these assets under SFAS No. 144 could change. Because our estimate of undiscounted cash flows generated from these assets exceeds their carrying value for each of the periods presented, no impairment pursuant to SFAS No. 144 existed at December 31, 2004 or 2005.

Business Combinations

We account for our business combinations pursuant to SFAS No. 141, Business Combinations. Under SFAS No. 141 we allocate the cost of an acquired entity to the assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. Intangible assets are recognized when they arise from contractual or other legal rights or if they are separable. We determine estimated fair values using quoted market prices, when available, or by present values of future cash flows discounted at appropriate interest rates. Consideration not in the form of cash is measured based upon the estimated fair value of the consideration given. We amortize our intangible assets on a straight-line basis or using an accelerated method consistent with expected cash flows. We presently have no intangible assets that are not subject to amortization.

Other Accounting Policies

We record assets and liabilities under capital leases at the lesser of the present value of the aggregate future minimum lease payments or the fair value of the assets under lease.

We capitalize the direct costs incurred prior to an asset being ready for service. These costs include costs under the related construction contract and the salaries and benefits of employees directly involved with construction activities. Our capitalization of these costs is sensitive to the percentage of time and number of our employees involved in construction activities.

We estimate our litigation accruals based upon our estimate of the expected outcome after consultation with legal counsel.

We estimate our accruals for disputed leased circuit obligations based upon the nature and age of the dispute. Our network costs are impacted by the timing and amounts of disputed circuit costs. We generally record these disputed amounts when billed by the vendor and reverse these amounts when the vendor credit has been received or the dispute has otherwise been resolved.

We estimate the useful lives of our property and equipment based upon historical usage with consideration given to technological changes and trends in the industry that could impact the asset utilization.

We establish the number of renewal option periods used in determining the lease term for amortizing leasehold improvements based upon our assessment at the inception of the lease of the number of option periods that are reasonably assured in accordance with SFAS No. 13 “Accounting for Leases”.

We estimate our restructuring and abandoned lease facilities accruals based upon our estimate of the net present value of cash flows expected from these obligations including expected sub-lease income after consideration of market conditions for these and similar properties and the terms of the related lease agreement.

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) requires all share-based payments to employees, including grants of stock options, to be recognized in the statement of operations based upon their fair values. We currently disclose the impact of valuing grants of stock options and recording the related compensation expense in a proforma footnote to our financial statements. For disclosure purposes, employee stock options are valued at the grant date using the Black-Scholes option pricing method and compensation expense is recognized on a straight-line basis over the service period for the entire award. Under SFAS 123(R) this alternative is no longer available. We will be required to adopt SFAS 123(R) in the first quarter of 2006 and as a result will record additional compensation expense in our statements of operations. The impact of the adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net (loss) income in the notes to our consolidated financial statements. We plan on using the modified prospective method of adoption under SFAS 123(R) and we are currently evaluating the impact of the adoption of SFAS 123(R) on our financial position and results of operations.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All of our financial instruments that are sensitive to market risk are entered into for purposes other than trading. Our primary market risk exposure is related to interest rate fluctuations that affect our marketable securities and certain of our debt instruments and currency fluctuations of the euro and the Canadian dollar versus the United States dollar. We place our marketable security investments in instruments that meet high credit quality standards as specified in our investment policy guidelines. Marketable securities were approximately $31.2 million at December 31, 2005, $29.9 million of which are considered cash and cash equivalents and mature in 90 days or less and $1.3 million are short-term investments, which are restricted for collateral against letters of credit. We also hold certificates of deposit totaling $1.1 million that are classified as other long-term assets and are also restricted for collateral against letters of credit.

Our debt obligations at December 31, 2005, with the exception of our accounts receivable credit facility, carry fixed interest rates and the related cash flows are not subject to changes in interest rates. Our $20.0 million credit facility is indexed to the prime rate plus 1.5% and may, in certain circumstances be reduced to the prime rate plus 0.5%. There were no amounts outstanding under the accounts receivable credit facility at December 31, 2005. The Allied Riser convertible subordinated notes are due in June 2007 have a face value of $10.2 million. The notes were recorded at their fair value of approximately $2.9 million at the merger date. The resulting discount is being amortized to interest expense through the maturity date using the effective interest rate method. Based upon the borrowing rates for debt arrangements with similar terms we estimate the fair value of our Allied Riser convertible subordinated notes at $10.1 million. If there were a 10% increase in interest rates we estimate that this fair value would be $10.0 million.

Our European and Canadian operations expose us to currency fluctuations and exchange rate risk. For example, while we record revenues and financial results from our European and Canadian operations in euros and the Canadian dollar, respectively, these results are reflected in our consolidated financial statements in U.S. dollars. The assets and liabilities associated with our European and Canadian operations are translated into U.S. dollars and reflected in our consolidated financial statements in U.S. dollars. Therefore, our reported results are exposed to fluctuations in the exchange rates between the U.S. dollar and the euro and the Canadian dollar. In addition, we fund the euro-based operating expenses and associated cash flow requirements of our European operations, including IRU obligations, in U.S. dollars. Accordingly, in the event that the euro strengthens versus the dollar to a greater extent, the expenses and cash flow requirements associated with our European operations may be significantly higher in U.S.-dollar terms than planned.

ITEM 8.                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Cogent Communications Group, Inc.

We have audited the accompanying consolidated balance sheets of Cogent Communications Group, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cogent Communications Group, Inc. and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for the each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Cogent Communications Group, Inc. and subsidiaries internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, VA
March 13, 2006

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2004 AND 2005
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	2004	2005
Assets
Current assets:
Cash and cash equivalents	$13,844	$29,883
Short term investments ($355 and $1,283 restricted, respectively)	509	1,283
Accounts receivable, net of allowance for doubtful accounts of $3,229 and $1,437, respectively	13,564	16,452
Prepaid expenses and other current assets	4,224	3,959
Total current assets	32,141	51,577
Property and equipment:
Property and equipment	475,775	488,142
Accumulated depreciation and amortization	(138,500)	(195,355)
Total property and equipment, net	337,275	292,787
Total intangible assets, net	3,125	2,554
Asset held for sale	1,220	—
Deposits and other assets ($1,370 and $1,118 restricted, respectively)	4,825	4,455
Total assets	$378,586	$351,373
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$16,090	$11,521
Accrued liabilities	20,669	16,275
Current maturities, capital lease obligations	7,488	6,698
Total current liabilities	44,247	34,494
Amended and Restated Cisco Note—related party	17,842	—
Capital lease obligations, net of current maturities	95,887	85,694
Convertible subordinated notes, net of discount of $5,026 and $3,478, respectively	5,165	6,713
Other long term liabilities	2,955	3,471
Total liabilities	166,096	130,372
Commitments and contingencies:
Stockholders’ equity:
Convertible preferred stock, Series F, $0.001 par value; 11,000 shares authorized, issued and outstanding at December 31, 2004; none at December 31, 2005	10,904	—
Convertible preferred stock, Series G, $0.001 par value; 41,030 shares authorized, 41,021 shares issued and outstanding at December 31, 2004; none at December 31, 2005	40,778	—
Convertible preferred stock, Series H, $0.001 par value; 84,001 shares authorized, 45,821 shares issued and outstanding at December 31, 2004; none at December 31, 2005	44,309	—
Convertible preferred stock, Series I, $0.001 par value; 3,000 shares authorized, 2,575 shares issued and outstanding at December 31, 2004; none at December 31, 2005	2,545	—
Convertible preferred stock, Series J, $0.001 par value; 3,891 shares authorized, 3,891 shares issued and outstanding at December 31, 2004; none at December 31, 2005	19,421	—
Convertible preferred stock, Series K, $0.001 par value; 2,600 shares authorized, issued and outstanding at December 31, 2004; none at December 31, 2005	2,588	—
Convertible preferred stock, Series L, $0.001 par value; 185 shares authorized, issued and outstanding at December 31, 2004; none at December 31, 2005	927	—
Convertible preferred stock, Series M, $0.001 par value; 3,701 shares authorized, issued and outstanding at December 31, 2004; none at December 31, 2005	18,353	—
Common stock, $0.001 par value; 75,000,000 shares authorized; 827,487 and 44,092,652 shares issued and outstanding, respectively	1	44
Additional paid-in capital	236,692	440,500
Deferred compensation	(22,533)	(9,680)
Stock purchase warrants	764	764
Treasury stock, 61,462 shares	(90)	(90)
Accumulated other comprehensive income—foreign currency translation adjustment	1,515	665
Accumulated deficit	(143,684)	(211,202)
Total stockholders’ equity	212,490	221,001
Total liabilities and stockholders’ equity	$378,586	$351,373

The accompanying notes are an integral part of these consolidated balance sheets.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2003, DECEMBER 31, 2004 AND DECEMBER 31, 2005
(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

	2003	2004	2005
Service revenue, net	$59,422	$91,286	$135,213
Operating expenses:
Network operations (including $1,307, $858 and $399 of amortization of deferred compensation expense, respectively, exclusive of amounts shown separately)	48,324	64,324	86,193
Selling, general, and administrative (including $17,368, $11,404 and $12,906 of amortization of deferred compensation expense, and $3,876, $3,995 and $4,574 of bad debt expense, respectively)	43,938	51,786	54,250
Restructuring charges	—	1,821	1,319
Terminated public offering costs	—	779	—
Depreciation and amortization	48,387	56,645	55,600
Total operating expenses	140,649	175,355	197,362
Operating loss	(81,227)	(84,069)	(62,149)
Gains—Cisco credit facility—related party	215,432	—	842
Gain—Allied Riser note exchange	24,802	—	—
Gains—capital lease obligation restructurings	—	5,292	844
Gain—disposition of assets	—	—	3,372
Interest income and other	1,512	2,119	1,320
Interest expense	(19,776)	(13,002)	(11,747)
Net income (loss)	$140,743	$(89,660)	$(67,518)
Beneficial conversion charges	(52,000)	(43,986)	—
Net income (loss) available to common shareholders	$88,743	$(133,646)	$(67,518)
Net income (loss) per common share:
Basic net income (loss) per common share	$17.74	$(117.43)	$(1.96)
Beneficial conversion charge	$(6.55)	$(57.61)	$—
Basic net income (loss) per common share available to common shareholders	$11.18	$(175.03)	$(1.96)
Diluted net income (loss) per common share	$17.73	$(117.43)	$(1.96)
Beneficial conversion charge	$(6.55)	$(57.61)	$—
Diluted net income (loss) per common share available to common shareholders	$11.18	$(175.03)	$(1.96)
Weighted-average common shares—basic	7,935,831	763,540	34,439,937
Weighted-average common shares—diluted	7,938,898	763,540	34,439,937

The accompanying notes are an integral part of these consolidated statements.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2003 DECEMBER 31, 2004 AND DECEMBER 31, 2005
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

Common Stock		Additional Paid-in	Deferred	Treasury	Stock Purchase	Preferred Stock—A		Preferred Stock—B		Preferred Stock—C
Shares	Amount	Capital	Compensation	Stock	Warrants	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 2002	174,192	$—	$49,203	$(6,024)	$—	$9,012	26,000,000	$25,892	19,370,223	$88,009	49,773,402	$61,345
Cancellations of shares granted to employees	—	—	(569)	995	—	—	—	—	—	—	—	—
Amortization of deferred compensation	—	—	—	18,675	—	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	—
Issuances of preferred stock, net	—	—	—	(46,416)	—	—	—	—	—	—	—	—
Conversion of preferred stock into common stock	538,786	1	183,753	—	—	(8,248)	(26,000,000)	(25,892)	(19,362,531)	(87,974)	(49,773,402)	(61,345)
Cancellation of common stock—treasury stock	(61,291)	—	—	90	(90)	—	—	—	—	—	—	—
Shares returned to treasury—Allied Riser merger	(171)	—	—	—	—	—	—	—	—	—	—	—
Common shares issued—Allied Riser merger	2,051	—	—	—	—	—	—	—	—	—	—	—
Cancellation of Series B preferred stock	—	—	35	—	—	—	—	—	(7,692)	(35)	—	—
Issuance of options for common stock—FNSI acquisition	—	—	52	—	—	—	—	—	—	—	—	—
Beneficial conversion charge	—	—	52,000	—	—	—	—	—	—	—	—	—
Reclassification of beneficial conversion charge to additional paid in capital	—	—	(52,000)	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—	—	—	—	—
Balance at December 31, 2003	653,567	—	232,475	(32,680)	(90)	764	—	—	—	—	—	—
Cancellations of shares granted to employees	—	—	—	4,966	—	—	—	—	—	—	—	—
Amortization of deferred compensation	—	—	—	12,262	—	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	—
Issuances of preferred stock, net	—	—	—	(2,370)	—	—	—	—	—	—	—	—
Issuances of options for preferred stock	—	—	—	(4,711)	—	—	—	—	—	—	—	—
Conversion of preferred stock into common stock	173,920	—	3,808	—	—	—	—	—	—	—	—	—
Beneficial conversion charge	—	—	43,896	—	—	—	—	—	—	—	—	—
Reclassification of beneficial conversion charge to additional paid in capital	—	—	(43,896)	—	—	—	—	—	—	—	—	—
Contribution of capital—LNG—related party	—	—	410	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—
Balance at December 31, 2004	827,487	1	236,692	(22,533)	(90)	764	—	—	—	—	—	—
Cancellations of shares granted to employees	(23,069)	—	(686)	697	—	—	—	—	—	—	—	—
Amortization of deferred compensation	—	—	—	13,306	—	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	—
Issuances of common stock, net	11,719,231	11	64,712	(1,150)	—	—	—	—	—	—	—	—
Conversion of preferred stock into common stock	31,569,003	32	139,782	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—
Balance at December 31, 2005	44,092,652	$44	$440,500	$(9,680)	$(90)	$764	—	$—	—	$—	—	$—

The accompanying notes are an integral part of these consolidated statements.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2003 DECEMBER 31, 2004 AND DECEMBER 31, 2005
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

Preferred Stock—D		Preferred Stock—E		Preferred Stock—F		Preferred Stock—G		Preferred Stock—H		Preferred Stock—I
Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 2002	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—
Cancellations of shares granted to employees	—	—	—	—	—	—	—	—	(500)	(426)	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	—
Issuances of preferred stock, net	3,426,293	4,272	3,426,293	4,272	11,000	10,904	41,030	40,787	53,873	46,416	—	—
Conversion of preferred stock into common stock	(3,426,293)	(4,272)	(3,426,293)	(4,272)	—	—	—	—	—	—	—	—
Cancellation of common stock—treasury stock	—	—	—	—	—	—	—	—	—	—	—	—
Shares returned to treasury—Allied Riser merger	—	—	—	—	—	—	—	—	—	—	—	—
Common shares issued—Allied Riser merger	—	—	—	—	—	—	—	—	—	—	—	—
Cancellation of Series B preferred stock	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of options for common stock—FNSI acquisition	—	—	—	—	—	—	—	—	—	—	—	—
Beneficial conversion charge	—	—	—	—	—	—	—	—	—	—	—	—
Reclassification of beneficial conversion charge to additional paid in capital	—	—	—	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—	—	—	—	—
Balance at December 31, 2003	—	—	—	—	11,000	10,904	41,030	40,787	53,373	45,990	—	—
Cancellations of shares granted to employees	—	—	—	—	—	—	—	—	(5,127)	(4,965)	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	—
Issuances of preferred stock, net	—	—	—	—	—	—	—	—	1,913	2,370	2,575	2,545
Issuances of options for preferred stock	—	—	—	—	—	—	—	—	—	4,711	—	—
Conversion of preferred stock into common stock	—	—	—	—	—	—	(9)	(9)	(4,338)	(3,797)	—	—
Beneficial conversion charge	—	—	—	—	—	—	—	—	—	—	—	—
Reclassification of beneficial conversion charge to additional paid in capital	—	—	—	—	—	—	—	—	—	—	—	—
Contribution of capital—LNG—related party	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—
Balance at December 31, 2004	—	$—	—	$—	11,000	$10,904	41,021	$40,778	45,821	$44,309	2,575	$2,545
Cancellations of shares granted to employees	—	—	—	—	—	—	—	—	(14)	(11)	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	—
Issuances of common stock, net	—	—	—	—	—	—	—	—	—	—	—	—
Conversion of preferred stock into common stock	—	—	—	—	(11,000)	(10,904)	(41,021)	(40,778)	(45,807)	(44,298)	(2,575)	(2,545)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—
Balance at December 31, 2005	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—

The accompanying notes are an integral part of these consolidated statements.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2003 DECEMBER 31, 2004 AND DECEMBER 31, 2005
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

Preferred Stock—J		Preferred Stock—K		Preferred Stock—L		Preferred Stock—M		Foreign Currency		Total
Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Translation Adjustment	Accumulated Deficit	Stockholder’s Equity	Comprehensive Income (Loss)

Balance at December 31, 2002	—	$—	—	$—	—	$—	—	$—	$(44)	$(194,767)	$32,626	$—
Cancellations of shares granted to employees	—	—	—	—	—	—	—	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	—	18,675	—
Foreign currency translation	—	—	—	—	—	—	—	—	672	—	672	672
Issuances of preferred stock, net	—	—	—	—	—	—	—	—	—	—	60,235	—
Conversion of preferred stock into common stock	—	—	—	—	—	—	—	—	—	—	(8,249)	—
Cancellation of common stock—treasury stock	—	—	—	—	—	—	—	—	—	—	(0)	—
Shares returned to treasury—Allied Riser merger	—	—	—	—	—	—	—	—	—	—	—	—
Common shares issued—Allied Riser merger	—	—	—	—	—	—	—	—	—	—	—	—
Cancellation of Series B preferred stock	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of options for common stock—FNSI acquisition	—	—	—	—	—	—	—	—	—	—	52	—
Beneficial conversion charge	—	—	—	—	—	—	—	—	—	(52,000)	—	—
Reclassification of beneficial conversion charge to additional paid in capital	—	—	—	—	—	—	—	—	—	52,000	—	—
Net income	—	—	—	—	—	—	—	—	—	140,743	140,743	140,743
Balance at December 31, 2003	—	—	—	—	—	—	—	—	628	(54,024)	244,754	141,415
Cancellations of shares granted to employees	—	—	—	—	—	—	—	—	—	—	1	—
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	—	12,262	—
Foreign currency translation	—	—	—	—	—	—	—	—	887	—	887	887
Issuances of preferred stock, net	3,891	19,421	2,600	2,588	185	927	—	—	—	—	25,481	—
Issuances of options for preferred stock	—	—	—	—	—	—	—	—	—	—	—	—
Conversion of preferred stock into common stock	—	—	—	—	—	—	3,701	18,353	—	—	18,355	—
Beneficial conversion charge	—	—	—	—	—	—	—	—	—	(43,896)	—	—
Reclassification of beneficial conversion charge to additional paid in capital	—	—	—	—	—	—	—	—	—	43,896	—	—
Contribution of capital—LNG—related party	—	—	—	—	—	—	—	—	—	—	410	—
Net loss	—	—	—	—	—	—	—	—	—	(89,660)	(89,660)	(89,660)
Balance at December 31, 2004	3,891	19,421	2,600	2,588	185	927	3,701	18,353	1,515	(143,684)	212,490	(88,773)
Cancellations of shares granted to employees	—	—	—	—	—	—	—	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	—	13,306	—
Foreign currency translation	—	—	—	—	—	—	—	—	(850)	—	(850)	(850)
Issuances of common stock, net	—	—	—	—	—	—	—	—	—	—	63,573	—
Conversion of preferred stock into common stock	(3,891)	(19,421)	(2,600)	(2,588)	(185)	(927)	(3,701)	(18,353)	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(67,518)	(67,518)	(67,518)
Balance at December 31, 2005	—	$—	—	$—	—	$—	—	$—	$665	$(211,202)	$221,001	$(68,368)

The accompanying notes are an integral part of these consolidated statements.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2003, DECEMBER 31, 2004 AND DECEMBER 31, 2005
(IN THOUSANDS)

	2003	2004	2005
Cash flows from operating activities:
Net income (loss)	$140,743	$(89,660)	$(67,518)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization, including amortization of debt issuance costs	49,746	56,645	55,600
Amortization of debt discount—convertible notes	1,827	1,058	1,548
Amortization of deferred compensation	18,675	12,262	13,305
Gains—Cisco credit facility—related party	(215,432)	—	(842)
Gain—Allied Riser note exchange	(24,802)	—	—
Gains—capital lease obligation restructurings and sales of assets, net	—	(6,124)	(3,983)
Changes in assets and liabilities:
Accounts receivable	712	2,274	(3,645)
Prepaid expenses and other current assets	744	2,256	34
Other assets	1,899	1,565	(3,700)
Accounts payable and accrued liabilities	(1,469)	(6,701)	139
Net cash used in operating activities	(27,357)	(26,425)	(9,062)
Cash flows from investing activities:
Purchases of property and equipment	(24,016)	(10,135)	(17,342)
Purchases of intangible assets	(700)	(317)	(129)
(Purchases) maturities of short term investments, net	(600)	3,026	(774)
Cash acquired—acquisitions	—	2,336	—
Purchase of fiber optic network in Germany	—	(1,949)	(932)
Proceeds from asset sales	—	4,338	5,122
Net cash used in investing activities	(25,316)	(2,701)	(14,055)
Cash flows from financing activities:
Borrowings under Cisco credit facility—related party	8,005	—	—
Exchange agreement payment—Allied Riser notes	(4,997)	—	—
Exchange agreement payment—Cisco debt restructuring—related party	(20,000)	—	—
Repayment of capital lease obligations	(3,076)	(6,630)	(6,899)
Repayment of advance from LNG Holdings—related party	—	(1,242)	—
Cash acquired—mergers	—	42,358	—
Proceeds from sales of stock, net	40,630	—	63,723
Proceeds from issuance of subordinated note—related party	—	—	10,000
Repayment of subordinated note—related party	—	—	(10,000)
Repayment of Cisco note—related party	—	—	(17,000)
Borrowings under credit facility	—	—	10,000
Repayments under credit facility	—	—	(10,000)
Net cash provided by financing activities	20,562	34,486	39,824
Effect of exchange rate changes on cash	672	609	(668)
Net (decrease) increase in cash and cash equivalents	(31,439)	5,969	16,039
Cash and cash equivalents, beginning of year	39,314	7,875	13,844
Cash and cash equivalents, end of year	$7,875	$13,844	$29,883
Supplemental disclosures of cash flow information:
Cash paid for interest	$5,013	$10,960	$12,598
Non-cash financing activities—
Capital lease obligations incurred	6,044	968	1,213

The accompanying notes are an integral part of these consolidated statements.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2003, DECEMBER 31, 2004 AND DECEMBER 31, 2005
(IN THOUSANDS)

	2003	2004	2005
Borrowing under credit facility for payment of loan costs and interest	4,502	—	—
Issuance of Series I preferred stock for Symposium Gamma common stock	—	2,575	—
Issuance of Series J preferred stock for Symposium Omega common stock	—	19,454	—
Issuance of Series K preferred stock for UFO Group common stock	—	2,600	—
Issuance of Series L preferred stock for Global Access assets	—	927	—
Issuance of Series M preferred stock for Cogent Potomac common stock	—	18,352	—
PSINet Acquisition
Fair value of assets acquired	$700
Less: cash paid	(700)
Fair value of liabilities assumed	—
FNSI Acquisition
Fair value of assets acquired	$3,018
Less: valuation of options for common stock	(52)
Fair value of liabilities assumed	2,966
Symposium Gamma (Cogent Europe) Acquisition
Fair value of assets acquired		$155,468
Negative goodwill		(77,232)
Less: valuation of preferred stock		(2,575)
Fair value of liabilities assumed		75,661
Symposium Omega Acquisition
Fair value of assets acquired		$19,454
Less: valuation of preferred stock		(19,454)
Fair value of liabilities assumed		—
UFO Group Acquisition
Fair value of assets acquired		$3,326
Less: valuation of preferred stock		(2,600)
Fair value of liabilities assumed		726
Global Access Acquisition
Fair value of assets acquired		$1,931
Less: valuation of preferred stock		(927)
Fair value of liabilities assumed		1,004
Cogent Potomac (Aleron) Acquisition
Fair value of assets acquired		$20,622
Less: valuation of preferred stock		(18,352)
Fair value of liabilities assumed		2,270
Verio Acquisition
Fair value of assets acquired		$4,493
Fair value of liabilities assumed		4,493

See Note 7, which describes the Exchange Agreement with Cisco Capital and conversion of preferred stock under the Purchase Agreement where preferred stock was issued in connection with a troubled debt restructuring.

The accompanying notes are an integral part of these consolidated statements.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2004 and 2005

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

The Company is a leading facilities-based provider of low-cost, high-speed Internet access and Internet Protocol (“IP”) communications services. The Company’s network is specifically designed and optimized to transmit data using IP. The Company delivers its services to small and medium-sized businesses, communications service providers and other bandwidth-intensive organizations through approximately 10,000 customer connections in North America and Western Europe.

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

In addition to providing on-net services, the Company also provides Internet connectivity to customers that are not located in buildings directly connected to its network. The Company serves these off-net customers using other carriers’ facilities to provide the “last mile” portion of the link from its customers’ premises to the Company’s network. The Company  operates data centers throughout North America and Western Europe that allow customers to collocate their equipment and access our network. The Company also provides certain non-core services that resulted from acquisitions and continues to support but does not actively sell these services.

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

Management’s plans, liquidity and business risks

The Company has experienced losses since its inception in 1999 and as of December 31, 2005 had an accumulated deficit of $211.2 million. The Company operates in the rapidly evolving Internet services industry, which is subject to intense competition and rapid technological change, among other factors. The successful execution of the Company’s business plan is dependent upon the Company’s ability to increase and retain its customers, the Company’s ability to retain and attract key employees, and the Company’s ability to manage its growth including its increased sales and marketing efforts and geographic expansion, among other factors. Although management believes that the Company will successfully mitigate its risks, management cannot give any assurance that it will be able to do so or that the Company will ever operate profitably.

On June 13, 2005 the Company sold 10.0 million shares of common stock at $6.00 per share in a public offering (the “Public Offering”). On June 16, 2005 the underwriters exercised their option to purchase an additional 1.5 million shares of common stock at $6.00 per share. The Public Offering resulted in net proceeds, after underwriting, legal, accounting and printing costs of $63.7 million. In March 2005, the Company entered into a $10.0 million credit facility and in December 2005 increased the available borrowings under the facility to $20.0 million. Management believes that cash from the Public Offering, cash generated from the Company’s operations and the availability under the credit facility will be adequate to meet the Company’s future funding requirements.

Any future acquisitions, other significant unplanned costs or cash requirements may require the Company to raise additional funds through the issuance of debt or equity. Such financing may not be available on terms acceptable to the Company or its stockholders, or at all. Insufficient funds may require the Company to delay or scale back the number of buildings that it serves, scale back its planned sales and marketing efforts, or require the Company to restructure its business. If issuing equity securities raises additional funds, substantial dilution to existing stockholders may result.

Summary of Significant Accounting Policies

Principles of consolidation

The consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles and include the accounts of the Company and all of its wholly owned and majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Certain previously reported December 31, 2004 balance sheet and cash flow statement amounts have been reclassified in order to be consistent with the December 31, 2005 presentation.

Use of estimates

The preparation of consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates.

Revenue recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition.” The Company’s service offerings consist of telecommunications services provided under month-to-month or annual contracts billed monthly in advance. Net revenues from telecommunication services are recognized when the services are performed, evidence of an arrangement exists, the fee is fixed and determinable and collection is probable. The probability of collection is determined by an analysis of a new customer’s credit history and historical payment patterns for existing customers. Service discounts and incentives related to telecommunication services are recorded as a reduction of revenue when granted. Fees billed in connection with customer installations are deferred and recognized ratably over the estimated customer life determined by a historical analysis of customer retention.

The Company invoices certain customers for amounts contractually due for unfulfilled minimum contractual obligations and recognizes a corresponding sales allowance equal to this revenue resulting in the recognition of no net revenue at the time the customer is billed. The Company recognizes net revenue as these billings are collected in cash. The Company vigorously seeks payment of these amounts.

The Company establishes a valuation allowance for collection of doubtful accounts and other sales credit adjustments. Valuation allowances for sales credits are established through a charge to revenue, while valuation allowances for doubtful accounts are established through a charge to selling, general and administrative expenses. The Company assesses the adequacy of these reserves by evaluating general factors, such as the length of time individual receivables are past due, historical collection experience, and changes in the credit worthiness of its customers. The Company believes that its established valuation allowances were adequate as of December 31, 2004 and 2005. If circumstances relating to specific customers change or economic conditions change such that the Company’s past collection experience and assessment of the economic environment are no longer relevant, the Company’s estimate of the recoverability of its trade receivables could be impacted.

Network operations

Network operations include costs associated with service delivery, network management, and customer support. This includes the costs of personnel and related operating expenses associated with these activities, network facilities costs, fiber maintenance fees, leased circuit costs, and access fees paid to building owners. The Company estimates its accruals for disputed leased circuit obligations based upon the nature and age of the dispute. Network operations costs are impacted by the timing and amounts of disputed circuit costs. The Company generally records these disputed amounts when billed by the vendor and reverses these amounts when the vendor credit has been received or the dispute has otherwise been resolved. The Company does not allocate depreciation and amortization expense to its network operations expense.

International operations

The Company began recognizing revenue from operations in Canada through its wholly owned subsidiary, Cogent Canada effective with the closing of the Allied Riser merger on February 4, 2002. Revenue for Cogent Canada for the years ended December 31, 2003, 2004 and 2005 was $5.6 million, $6.2 million and $8.0 million, respectively. Cogent Canada’s total assets were $11.4 million at December 31, 2004 and $12.0 million at December 31, 2005.

The Company began recognizing revenue from operations in Europe effective with the January 5, 2004 acquisition of Cogent Europe. Revenue for the Company’s European operations for the years ended December 31, 2004 and December 31, 2005 was $23.3 million and $27.0 million, respectively. Cogent Europe’s total consolidated assets were $68.3 million at December 31, 2004 and $57.1 million at December 31, 2005.

Foreign currency translation adjustment and comprehensive income (loss)

The functional currency of Cogent Canada is the Canadian dollar. The functional currency of Cogent Europe is the euro. The consolidated financial statements of Cogent Canada, and Cogent Europe, are translated into U.S. dollars using the period-end foreign currency exchange rates for assets and liabilities and the average foreign currency exchange rates for revenues and expenses. Gains and losses on translation of the accounts of the Company’s non-U.S. operations are accumulated and reported as a component of other comprehensive income (loss) in stockholders’ equity.

Statement of Financial Accounting Standard (“SFAS”) No. 130, “Reporting of Comprehensive Income” requires “comprehensive income” and the components of “other comprehensive income” to be reported in the financial statements and/or notes thereto. The Company’s only components of “other comprehensive income” are currency translation adjustments for all periods presented.

Financial instruments

The Company considers all highly liquid investments with an original maturity of three months or less at purchase to be cash equivalents. The Company determines the appropriate classification of its investments at the time of purchase and evaluates such designation at each balance sheet date. At December 31, 2004 and 2005, the Company’s investments consisted of money market accounts and certificates of deposit.

The Company was party to letters of credit totaling approximately $2.2 million as of December 31, 2005 and $1.7 million at December 31, 2004. These letters of credit are secured by certificates of deposit of approximately $2.4 million at December 31, 2005 and $1.7 million at December 31, 2004 that are restricted and included in short-term investments and other assets.

At December 31, 2005 and 2004, the carrying amount of cash and cash equivalents, short-term investments, accounts receivable, prepaid and other current assets, accounts payable, and accrued expenses approximated fair value because of the short maturity of these instruments. Based upon the borrowing rates for debt arrangements with similar terms the Company estimates the fair value of the Allied Riser convertible subordinated notes at $10.1 million using a discounted cash flows method and using an interest rate for obligations of similar characteristics. The Allied Riser convertible subordinated notes due in June 2007 have a face value of $10.2 million. The notes were recorded at their fair value of approximately $2.9 million at the merger date. The resulting discount is being amortized to interest expense through the maturity date using the effective interest rate method.

Short-term investments

Short-term investments consist of certificates of deposit with original maturities beyond three months, but less than 12 months. Such short-term investments are carried at cost, which approximates fair value due to the short period of time to maturity. Investments underlying our cash equivalents and short-term investments are classified as “available for sale” in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

Credit risk

The Company’s assets that are exposed to credit risk consist of its cash equivalents, short-term investments, other assets and accounts receivable. The Company places its cash equivalents and short-term investments in instruments that meet high-quality credit standards as specified in the Company’s investment policy guidelines. Accounts receivable are due from customers located in major metropolitan areas in the United States, Western Europe and Ontario, Canada. Receivables  from the Company’s net centric (wholesale) customers and customers obtained through business combinations are subject to a higher degree of credit risk than customers who purchase its traditional corporate service.

Property and equipment

Property and equipment are recorded at cost and depreciated once deployed using the straight-line method over the estimated useful lives of the assets. Useful lives are determined based on historical usage with consideration given to technological changes and trends in the industry that could impact the asset utilization. System infrastructure includes capitalized interest, the capitalized salaries and benefits of employees directly involved with construction activities and costs incurred by third party contractors. Assets and liabilities under capital leases are recorded at the lesser of the present value of the aggregate future minimum lease payments or the fair value of the assets under lease. Leasehold improvements include costs associated with building improvements. The Company determines the number of renewal option periods included in the lease term for purposes of amortizing leasehold improvements based upon its assessment at the inception of the lease of the number of option periods that are reasonably assured in accordance with SFAS No. 13 “Accounting for Leases”. Expenditures for maintenance and repairs are expensed as incurred.

Depreciation and amortization periods are as follows:

Type of asset	Depreciation or amortization period
Indefeasible rights of use (IRUs)	Shorter of useful life or IRU lease agreement; generally 15 to 20 years, beginning when the IRU is ready for use
Network equipment	3 to 10 years
Leasehold improvements	Shorter of lease term or useful life; generally 8 to 15 years
Software	2 to 5 years
Owned buildings	40 years
Office and other equipment	1 to 15 years
System infrastructure	5 to 10 years

Long-lived assets

The Company’s long-lived assets include property and equipment and identifiable intangible assets to be held and used. These long-lived assets are currently reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed pursuant to Statement of Financial Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Pursuant to SFAS No. 144, impairment is determined by comparing the carrying value of these long-lived assets to management’s probability weighted estimate of the future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. The cash flow projections used to make this assessment are consistent with the cash flow projections that management uses internally to assist in making key decisions. In the event an impairment exists, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset, which is generally determined by using quoted market prices or valuation techniques such as the discounted present value of expected future cash flows, appraisals, or other pricing models. Management evaluated these assets for impairment as of December 31, 2004 and 2005 in accordance with SFAS No. 144. Management believes that no such impairment existed as of December 31, 2004 or 2005. In the event there are changes in the planned use of the Company’s long-term assets or the Company’s expected future undiscounted cash flows are reduced significantly, the Company’s assessment of its ability to recover the carrying value of these assets under SFAS No. 144 could change.

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

Stock-based compensation

The Company accounts for its stock option plan and shares of restricted stock in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations using the intrinsic value method. As such, compensation expense related to fixed employee stock options and restricted shares is recorded only if on the date of grant, the fair value of the underlying stock exceeds the exercise price and is recognized using the straight-line method over the service period.

The Company has adopted the disclosure only requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” which allows entities to continue to apply the provisions of APB Opinion No. 25 for transactions with employees and to provide pro forma disclosures as if the fair value stock method of accounting described in SFAS No. 123 had been applied to employee stock option grants and restricted stock. The following table illustrates the effect on net income and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 (in thousands except per share amounts):

	Year Ended December 31, 2003	Year Ended December 31, 2004	Year Ended December 31, 2005
Net income (loss) available to common shareholders, as reported	$88,743	$(133,646)	$(67,518)
Add: stock-based employee compensation expense included in reported net income (loss), net of related tax effects	18,675	12,262	13,305
Deduct: total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(19,866)	(12,523)	(13,918)
Pro forma—net income (loss) available to common shareholders	$87,552	$(133,907)	$(68,131)
Income (loss) per share available to common shareholders, as reported—basic and diluted	$11.18	$(175.03)	$(1.96)
Pro forma income (loss) per share available to common shareholders, —basic and diluted	$11.03	$(175.38)	$(1.98)

The weighted-average per share grant date fair value of options for common stock was $11.20 in 2003, $6.21 in 2004 and $4.95 in 2005. The fair value of these options was estimated at the date of grant using the Black-Scholes method with the following weighted-average assumptions—an average risk-free rate of 3.5 to 4.1 percent, a dividend yield of 0 percent, an expected life of 5.0 years, and expected volatility of 151 to 197 percent. The weighted- average per share grant date fair value of restricted stock granted to employees in 2003 was $22.39 and $32.21 in 2004 and $4.93 in 2005 and was determined using the trading price of the Company’s common stock on the date of grant.

Basic and diluted net loss per common share

Net income (loss) per share is presented in accordance with the provisions of SFAS No. 128 “Earnings per Share”. SFAS No. 128 requires a presentation of basic EPS and diluted EPS. Basic EPS excludes dilution for common stock equivalents and is computed by dividing income or loss available to common stockholders by the weighted-average number of common shares outstanding for the period, adjusted, using the if-converted method, for the effect of common stock equivalents arising from the assumed conversion of participating convertible securities, if dilutive. Diluted net loss per common share is based on the weighted- average number of shares of common stock outstanding during each period, adjusted for the effect of common stock equivalents arising from the assumed exercise of stock options, warrants, the conversion of preferred stock and conversion of participating convertible securities, if dilutive. Common stock equivalents have been excluded from the net loss per share calculation for 2004 and 2005 because their effect would be anti-dilutive.

For the years ended December 31, 2004, and 2005, options to purchase 1.1 million and 1.2 million shares of common stock at weighted-average exercise prices of $2.30 and $2.68 per share, respectively, are not included in the computation of diluted earnings per share as they are anti-dilutive. Unvested restricted stock is not included in the computation of earnings per share until vested. For the year ended December 31, 2005, 0.3 million shares of unvested restricted stock are not included in the computation of basic earnings per share and will be included as this stock vests. For the year ended December 31, 2004, preferred stock, which was convertible into 31.6 million shares of common stock was not included in the computation of diluted earnings per share as a result of its anti-dilutive effect. For the years ended December 31, 2004 and 2005, approximately 6,300 shares, of common stock issuable on the conversion of the Allied Riser convertible subordinated notes and warrants were not included in the computation of diluted earnings per share as a result of their anti-dilutive effect.

The following details the determination of the diluted weighted average shares for the year ended December 31, 2003.

Year Ended December 31, 2003
Weighted average common shares outstanding—basic	7,935,831
Dilutive effect of stock options and warrants	3,067
Weighted average shares—diluted	7,938,898

There is no effect on net income for the year ended December 31, 2003, caused by the conversion of securities included in the diluted weighted average shares calculation. The basic weighted average common shares outstanding for 2003 includes the effect of participating securities. These securities were excluded in 2004 as they are anti-dilutive for this period and included in 2005 upon conversion of the preferred stock.

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

Recent accounting pronouncements

In December 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) requires all share-based payments to employees, including grants of stock options, to be recognized in the statement of operations based upon their fair values. The Company currently discloses the impact of valuing grants of stock options and recording the related compensation expense in a pro-forma footnote to the financial statements. For disclosure purposes, employee stock options are valued at the grant date using the Black-Scholes option pricing method and compensation expense is recognized on a straight-line basis over the service period for the entire award. Under SFAS 123(R) this alternative is no longer available. The Company will be required to adopt SFAS 123(R) on January 1, 2006 and as a result will record additional compensation expense in its statements of operations. The impact of the adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income (loss) in the notes to these consolidated financial statements. The Company plans on using the modified prospective method of adoption under SFAS 123(R) and is currently evaluating the impact of the adoption of SFAS 123(R) on its financial position and results of operations and support for the assumptions that underlie the valuation of the awards.

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

Verio acquisition

In December 2004, the Company acquired most of the off-net Internet access customers of Verio Inc., (“Verio”) a leading global IP provider and subsidiary of NTT Communications Corp. The acquired assets included over 3,700 customer connections located in twenty-three U.S. markets, customer accounts receivable and certain network equipment. The Company also assumed the liabilities associated with providing services to these customers including vendor relationships, accounts payable, customer contractual commitments and accrued liabilities.

Aleron acquisition and merger with Cogent Potomac

In October 2004, the Company acquired certain assets of Aleron Broadband Services, formally known as AGIS Internet (“Aleron”), and $18.5 million in cash, in exchange for 3,700 shares of its Series M preferred stock. The acquisition was effected through a merger with Cogent Potomac. In February 2005, the Series M preferred stock converted into approximately 5.7 million shares of the Company’s common stock. The Company acquired Aleron’s customer base and network, as well as Aleron’s Internet access and managed modem service.

Global access acquisition

In September 2004, the Company issued 185 shares of Series L preferred stock to the shareholders of Global Access Telecommunications, Inc. (“Global Access”) in exchange for the majority of the assets of Global Access. In February 2005, the Series L preferred stock was converted into approximately 0.3 million shares of the Company’s common stock. Global Access provided Internet access and other data services in Germany. The acquired assets included customer contracts, accounts receivable and certain network equipment. Assumed liabilities include certain vendor relationships, and accounts payable and accrued liabilities.

Merger with UFO Group, Inc.

In August 2004, a subsidiary of the Company merged with UFO Group, Inc. (“UFO Group”). The Company issued 2,600 shares of Series K preferred stock in exchange for the outstanding shares of UFO Group. In February 2005, the Series K preferred stock converted into approximately 0.8 million shares of the Company’s common stock. Prior to the merger, UFO Group had acquired the majority of the assets of Unlimited Fiber Optics, Inc. (“UFO”). UFO’s customer base was comprised of data service customers. The acquired assets included net cash of approximately $1.9 million, all of UFO’s customer contracts, customer accounts receivable and certain network equipment. Assumed liabilities included certain vendor relationships and accounts payable.

Merger with Symposium Omega

In March 2004, Symposium Omega, Inc., (“Omega”) a Delaware corporation and related party, merged with a subsidiary of the Company (Note 12). Prior to the merger, Omega had raised approximately $19.5 million in cash in a private equity transaction with certain existing investors in the Company and acquired the rights to a German fiber optic network. The German fiber optic network had no customers, employees or associated revenues. The Company issued 3,891 shares of Series J preferred stock to the shareholders of Omega in exchange for all of the outstanding common stock of Omega. In February 2005, the Series J preferred stock converted into approximately 6.0 million shares of the Company’s common stock. The accounting for the merger resulted in the Company recording cash of approximately $19.5 million and issuing Series J preferred stock. The German fiber optic network includes a pair of single mode fibers under a fifteen-year IRU, network equipment, and the co-location rights to facilities in approximately thirty-five points of presence in Germany. Approximately $1.8 million of the $2.7 million purchase price of the German fiber optic network was paid through December 31, 2004 and the remaining payment ($0.9 million) was made in 2005.

Merger with Symposium Gamma, Inc. and acquisition of Firstmark Communications Participations S.à r.l. and Subsidiaries (“Firstmark”)

In January 2004, a subsidiary of the Company merged with Symposium Gamma, Inc. (“Gamma”), a related party (Note 12). Immediately prior to the merger, Gamma had raised $2.5 million through the sale of its common stock in a private equity transaction with certain existing investors in the Company and new investors and in January 2004 acquired Firstmark for 1 euro. The merger expanded the Company’s network into Western Europe. Under the merger agreement all of the issued and outstanding shares of Gamma common stock were converted into 2,575 shares of the Company’s Series I preferred stock. In February 2005, the Series I preferred stock converted into approximately 0.8 million shares of the Company’s common stock. In 2004, Firstmark changed its name to Cogent Europe S.à r.l (“Cogent Europe”).

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed for our Cogent Europe acquisition (in thousands).

Current assets	$17,374
Property, plant & equipment	55,862
Intangible assets	855
Other assets	4,145
Total assets acquired	$78,236
Current liabilities	25,118
Long term debt	49,683
Other liabilities	860
Total liabilities assumed	75,661
Net assets acquired	$2,575

The merger with Cogent Europe was recorded in the accompanying financial statements under the purchase method of accounting. The purchase price of Cogent Europe was approximately $78.2 million, which included the fair value of the Company’s Series I preferred stock of $2.6 million and assumed liabilities of $75.7 million. The fair value of assets acquired was approximately $155.5 million, which then gave rise to negative goodwill of approximately $77.3 million. Negative goodwill was allocated to long-lived assets, resulting in recorded assets acquired of $78.2 million.

If the Cogent Europe acquisition had taken place at the beginning of 2003, the unaudited pro forma combined results of the Company for the year ended December 31, 2003 would have been as follows (amounts in thousands, except per share amounts).

Year Ended December 31, 2003
Revenue	$85,952
Net income	$218,269
Net income per share—basic	$24.99
Net income per share—diluted	$24.98

In management’s opinion, these unaudited pro forma amounts are not necessarily indicative of what the actual results of the combined operations might have been if the Cogent Europe acquisition had been effective at the beginning of 2003. Cogent Europe’s results for the year ended December 31, 2003 included non-recurring gains of approximately $135 million. Because Cogent Europe’s results for the period from January 1, 2004 to January 4, 2004 were not material, the pro forma combined results for the year ended December 31, 2004 are not presented. Pro forma amounts for the UFO Group, Global Access, Aleron and Verio acquisitions are not presented as these acquisitions did not exceed the materiality reporting thresholds.

3.   Property and equipment and asset held for sale:

Property and equipment consisted of the following (in thousands):

	December 31,
	2004	2005
Owned assets:
Network equipment	$221,480	$233,275
Leasehold improvements	61,604	63,327
System infrastructure	34,303	36,549
Software	7,599	7,688
Office and other equipment	5,661	5,973
Buildings	1,654	1,435
Land	260	226
	332,561	348,473
Less—Accumulated depreciation and amortization	(117,352)	(167,768)
	215,209	180,705
Assets under capital leases:
IRUs	143,214	139,669
Less—Accumulated depreciation and amortization	(21,148)	(27,587)
	122,066	122,082
Property and equipment, net	$337,275	$292,787

Depreciation and amortization expense related to property and equipment and capital leases was $38.4 million, $48.3 million and $53.7 million for the years ended December 31, 2003, 2004 and 2005, respectively.

58

Asset held for sale

In 2005, the Company sold its building and land located in Lyon, France for net proceeds of $5.1 million. These assets were acquired in the Cogent Europe acquisition. The associated net book value of $1.2 million is classified as “Asset Held for Sale” in the accompanying consolidated December 31, 2004 balance sheet. This transaction resulted in a gain of approximately $3.9 million.

Capitalized labor and related costs

The Company capitalizes the salaries and related benefits of employees directly involved with its construction activities. In 2003, 2004 and 2005, the Company capitalized salaries and related benefits of $2.6 million, $1.7 million and $2.2 million, respectively. These amounts are included in system infrastructure.

4.   Accrued liabilities:

Paris office lease—restructuring charges

In 2004, the French subsidiary of Cogent Europe re-located its Paris headquarters. The estimated net present value of the remaining lease obligation, net of estimated sublease income, was approximately $1.8 million and was recorded as a restructuring charge in 2004. In 2005, the Company revised its estimate for sublease income and estimated that the net present value of the remaining lease obligation had increased by approximately $1.3 million and recorded an additional restructuring charge.  A reconciliation of the amounts related to these contract termination costs is as follows (in thousands):

Restructuring accrual
Charged to costs—2004	$1,821
Amortization of discount	145
Amounts paid	(355)
Balance—December 31, 2004	1,611
Amortization of discount	144
Charged to costs - 2005	1,319
Effect of exchange rates	(236)
Amounts paid	(1,286)
Balance—December 31, 2005	1,552
Current portion (included in accrued liabilities)	(1,198)
Long term portion (included in other long term liabilities)	$354

Acquired lease obligations

In December 2004, the Company accrued for the net present value of estimated cash flows for amounts related to leases of abandoned facilities acquired in its Verio acquisition.  In 2005, the Company revised its estimate for sublease income and estimated that the net present value of the remaining lease obligation increased by approximately $1.6 million and recorded a corresponding increase to the acquired intangible assets.

A reconciliation of the amounts related to these contract termination costs is as follows (in thousands):

Lease accrual
Assumed obligation—balance December 31, 2004	$1,894
Increase to obligation—2005	1,563
Amortization of discount	105
Amounts paid	(842)
Balance—December 31, 2005	2,720
Current portion (included in accrued liabilities)	(657)
Long term portion (included in other long term liabilities)	$2,063

Asset retirement obligations

The Company provides for asset retirement obligations for certain points of presence in its networks. A reconciliation of the amounts related to these obligations as follows (in thousands):

Asset Retirement Obligations
Beginning balance	$—
Acquired balance—Cogent Europe	1,226
Amortization of discount	40
Amounts paid	(64)
Balance—December 31, 2004	1,202
Effect of exchange rates	(128)
Amortization of discount	45
Amounts paid	(274)
Balance—December 31, 2005 (recorded as other long term liabilities)	$845

Accrued liabilities as of December 31 consist of the following (in thousands):

	2004	2005
General operating expenditures	$9,575	$7,890
Restructuring accrual	1,229	1,198
Due to LNG—related party (Note 12)	217	24
Acquired lease accruals—Verio acquisition	693	657
Deferred revenue	1,940	1,302
Payroll and benefits	2,043	1,271
Taxes	1,004	817
Interest	3,968	3,116
Total	$20,669	$16,275

5.   Intangible assets:

Intangible assets as of December 31 consist of the following (in thousands):

	2004	2005
Peering arrangements (weighted average life of 36 months)	$16,440	$16,440
Customer contracts (weighted average life of 27 months)	10,948	12,350
Trade name (weighted average life of 36 months)	1,764	1,764
Other	167	—
Non-compete agreements (weighted average life of 45 months)	431	431
Licenses (weighted average life of 192 months)	490	465
Total (weighted average life of 35 months)	30,240	31,450
Less—accumulated amortization	(27,115)	(28,896)
Intangible assets, net	$3,125	$2,554

Intangible assets are being amortized over periods ranging primarily from 12 to 60 months. Intangible assets are amortized on a straight-line basis or using an accellerated method consistent with expected cash flows. Amortization expense for the years ended December 31, 2003, 2004 and 2005 was approximately $10.0 million, $8.3 million and $2.0 million, respectively. Future amortization expense related to intangible assets is expected to be $1.5 million, $1.0 million and $0.1 million, for the years ending December 31, 2006, 2007 and 2008, respectively.

6.   Other assets:

Warrant sale

In the Cogent Europe acquisition the Company obtained warrants to purchase ordinary shares of a company listed on the NASDAQ. The warrants were valued at the acquisition date at a fair market value of approximately $2.6 million under the Black-Scholes method of valuation. In January 2004, the Company exercised the warrants and sold the related securities for proceeds of approximately $3.5 million resulting in a gain of approximately $0.9 million. The gain is included as a component of interest and other income in the accompanying consolidated financial statements.

7.   Long-term debt and credit facility:

Subordinated note

On February 24, 2005, the Company issued a subordinated note in the principal amount of $10.0 million to Columbia Ventures Corporation, a stockholder, in exchange for $10.0 million in cash. The note had an initial interest rate of 10.0% per annum. Interest on the note accrued and was payable on the note’s maturity date of February 24, 2009. The Company could prepay the note in whole or in part at any time without penalty. The terms of the note required the payment of all principal and accrued interest upon the occurrence of a liquidity event, which was defined as an equity offering of at least $30 million in net proceeds. The Company’s June 2005 Public Offering was considered a liquidity event and in June 2005 the Company repaid the $10.0 million subordinated note, plus accrued interest of $0.3 million.

Accounts receivable credit facility

In March 2005, the Company entered into a credit facility with a commercial bank. The credit facility matures on January 31, 2007 and is secured by a first priority lien on the Company’s accounts receivable and on a majority of the Company’s other assets. The borrowing base is determined primarily by the aging characteristics related to the Company’s accounts receivable. In March 2005, the Company borrowed $10.0 million. In June 2005, the Company repaid the initial $10.0 million borrowing.  Under the credit facility, $4.0 million of the Company’s cash was restricted and held by the lender. Borrowings under the credit facility accrue interest at the prime rate plus 1.5% and may, in certain circumstances, be reduced to the prime rate plus 0.5%. Interest is paid monthly. The line includes an unused facility fee of 0.375% and a 0.75% prepayment penalty. The agreements governing the credit facility contain certain customary representations and warranties, covenants, notice provisions and events of default including a requirement to maintain a certain percentage of the Company’s unrestricted cash with the commercial bank.

In December 2005, the Company modified the credit facility. The amendment increased the available borrowings from up to $10.0 million to up $20.0 million, removed the $4.0 million restricted cash covenant, and added other revisions including financial covenants based upon the Company’s operating performance and capital expenditures. There were no amounts outstanding under the credit facility at December 31, 2005.

Troubled debt restructuring—Cisco credit facility

Prior to July 31, 2003, the Company was party to a credit facility with Cisco Systems Capital Corporation (“Cisco Capital”). In June 2003, the Board of Directors and shareholders approved a transaction with Cisco Systems, Inc. (“Cisco”) and Cisco Capital that restructured the Company’s indebtedness to Cisco Capital while at the same time selling Series G preferred stock to certain of the Company’s existing stockholders. The sale of Series G preferred stock was required to obtain the cash needed to complete the Cisco credit facility restructuring. The Company entered into an agreement (the “Exchange Agreement”) with Cisco and Cisco Capital pursuant to which they agreed to cancel the principal amount of $262.8 million of indebtedness plus $6.3 million of accrued interest and return warrants exercisable for the purchase of common stock (the “Cisco Warrants”) in exchange for a cash payment by the Company of $20 million, the issuance of 11,000 shares of the Company’s Series F preferred stock, and the issuance of an amended and restated promissory note (the “Amended and Restated Cisco Note”). The Amended and Restated Cisco Note had an aggregate principal amount of $17.0 million under the modified credit facility. This transaction was accounted for as a troubled debt restructuring pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 15, “Accounting by Debtors and Creditors of Troubled Debt Restructurings”. Under SFAS No. 15, the Amended and Restated Cisco Note was recorded at its $17.0 million principal amount plus the total estimated future interest payments of $0.8 million.   The Company also entered into an agreement (the “Purchase Agreement”) with certain of the Company’s existing preferred stockholders (the “Investors”), pursuant to which the Company sold to the Investors in several sub-series, 41,030 shares of the Company’s Series G preferred stock for $41.0 million in cash. On July 31, 2003, the Company, Cisco Capital, Cisco and the Investors closed on the Exchange Agreement and the Purchase Agreement. The closing of these transactions resulted in the following:

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

•       A default under the Cisco credit facility was eliminated;

•       The amount outstanding under the Cisco credit facility including accrued interest was cancelled;

•       A service provider agreement with Cisco was amended;

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

On a basic income and diluted income per share basis the gain was $27.14 per share for the year ended December 31, 2003.

In June 2005, the Company used a portion of the proceeds from its public offering to repay the $17.0 million Amended and Restated Cisco Note. The Amended and Restated Cisco Note was subject to mandatory prepayment in full, without prepayment penalty, upon the completion of any equity financing or receipt of loan proceeds in excess of $30.0 million. The repayment of the Amended and Restated Cisco Note resulted in a gain of $0.8 million representing the amount of the estimated future interest payments.

Allied Riser convertible subordinated notes

On September 28, 2000, Allied Riser completed the issuance and sale of an aggregate of $150.0 million in principal amount of its 7.50% convertible subordinated notes due June 15, 2007 (the “Notes”). At the closing of the merger between Allied Riser and the Company, approximately $117.0 million of the Notes were outstanding.

In January 2003, the Company, Allied Riser and the holders of approximately $106.7 million in face value of the Allied Riser notes entered into an exchange agreement and a settlement agreement. Pursuant to the exchange agreement, these note holders dismissed their litigation against the Company and surrendered their notes, including accrued and unpaid interest, in exchange for a cash payment of approximately $5.0 million, 3.4 million shares of the Company’s Series D preferred stock and 3.4 million shares of the Company’s Series E preferred stock. The $5.0 million payment required under the settlement agreement was paid in March 2003. The exchange agreement resulted in a gain of approximately $24.8 million recorded in March 2003. The gain resulted from the difference between the $36.5 million net book value of the notes ($106.7 million face value less the related discount of $70.2 million) and $2.0 million of accrued interest and the exchange consideration which included $5.0 million in cash and the $8.5 million estimated fair market value for the Series D and Series E preferred stock less approximately $0.2 million of transaction costs. The estimated fair market value for the Series D and Series E preferred stock was determined by using the price per share of the Company’s  Series C preferred stock, which represented the Company’s most recent equity transaction for cash. In June 2003, the Series  D and E preferred stock was converted into common stock.

The terms of the remaining $10.2 million of Notes were not impacted by these transactions and the Notes  continue to be due on June 15, 2007. These $10.2 million notes were recorded at their fair value of approximately $2.9 million at the merger date. The discount is amortized to interest expense through the maturity date. The Notes are convertible at the option of the holders into approximately 1,050 shares of the Company’s common stock. Interest is payable semiannually on June 15 and December 15, and is payable, at the election of the Company, in either cash or registered shares of the Company’s common stock. The Company has paid interest in cash. The Notes are redeemable at the Company’s option at any time on or after the third business day after June 15, 2004, at specified redemption prices plus accrued interest.

8.   Income taxes:

The net deferred tax asset is comprised of the following (in thousands):

	December 31
	2004	2005
Net operating loss carry-forwards	$283,860	$275,283
Depreciation	(36,823)	(47,764)
Start-up expenditures	3,379	3,724
Accrued liabilities	726	3,407
Deferred compensation	15,230	20,432
Other	16	4
Valuation allowance	(266,388)	(255,086)
Net deferred tax asset	$—	$—

Due to the uncertainty surrounding the realization of its net deferred tax asset, the Company has recorded a valuation allowance for the full amount of its net deferred tax asset. Should the Company achieve taxable income, its deferred tax assets may be available to offset future income tax liabilities. The Company has combined net operating loss carry-forwards of approximately $761 million. The federal and state net operating loss carry-forwards for the United States of approximately $393 million expire in 2023 to 2026. The Company has net operating loss carry forwards related to its European operations of approximately $369 million, $368 million of which do not expire. The federal and state net operating loss carry-forwards of Allied Riser Communications Corporation of approximately $183 million are subject to certain limitations on annual utilization due to the change in ownership as a result of the merger as prescribed by federal and state tax laws. The Company’s net operating loss carry-forwards could be subject to certain limitations on annual utilization if certain changes in ownership have occurred or were to occur as prescribed by the laws in the respective jurisdictions.

Under Section 108(a)(1)(B) of the Internal Revenue Code of 1986 gross income does not include amounts that would be includible in gross income by reason of the discharge of indebtedness to the extent that a non-bankrupt taxpayer is insolvent. Under Section 108(a)(1)(B) the Company believes that its gains on the settlement of debt with certain Allied Riser note holders and its debt restructuring with Cisco Capital for financial reporting purposes did not result in taxable income. However, these transactions resulted in a reduction to the Company’s net operating loss carry forwards of approximately $20 million in 2003 and approximately $290 million in 2004.

The following is a reconciliation of the Federal statutory income tax rate to the effective rate reported in the financial statements.

	2003	2004	2005
Federal income tax (benefit) at statutory rates	34.0%	34.0%	34.0%
State income tax (benefit) at statutory rates, net of Federal benefit	(3.7)	6.6	6.6
Impact of foreign operations	—	(0.4)	(0.4)
Impact of permanent differences	(53.0)	0.1	0.1
Change in valuation allowance	22.7	(40.3)	(40.3)
Effective income tax rate	—%	—%	—%

9.   Commitments and contingencies:

Capital leases—fiber lease agreements

The Company has entered into lease agreements with several providers for intra-city and inter-city dark fiber primarily under 15-25 year IRUs with additional renewal terms. These IRUs connect the Company’s international backbone fibers with the multi-tenant office buildings and the customers served by the Company. Once the Company has accepted the related fiber route, leases of intra-city and inter-city fiber-optic rings that meet the criteria for treatment as capital leases are recorded as a capital lease obligation and IRU asset. The future minimum commitments under these agreements are as follows (in thousands):

For the year ending December 31,
2006	$14,334
2007	12,661
2008	12,450
2009	10,543
2010	14,467
Thereafter	86,591
Total minimum lease obligations	151,046
Less—amounts representing interest	(58,654)
Present value of minimum lease obligations	92,392
Current maturities	(6,698)
Capital lease obligations, net of current maturities	$85,694

Capital lease obligation amendments

In November 2004, Cogent Spain negotiated modifications to an IRU capital lease and note obligation with a vendor. In exchange for the return of one of two strands of leased optical fiber, Cogent Spain reduced its quarterly IRU lease payments, modified its payments and eliminated accrued and future interest on its note obligation. The note obligation arose in 2003, when Cogent Spain negotiated a settlement with the vendor that included converting certain amounts due under the capital lease into a note obligation. The first installment was due in 2005. The modified note is interest free and includes nineteen equal quarterly installments of $0.3 million and a final payment of $5.6 million due in January 2010. Cogent Spain paid $0.3 million at settlement. The modification to the note obligation resulted in a gain of approximately $0.3 million. The modification to the IRU capital lease resulted in a gain of approximately $4.9 million. This transaction resulted in a gain since the difference between the carrying value of the old IRU obligation and the net present value of the new IRU obligation was greater than the carrying value of the related IRU asset.

In September 2005, Cogent Spain further negotiated modifications to an IRU capital lease and reduced its quarterly IRU lease payments and extended the lease term. The modification to the IRU capital lease resulted in a gain of approximately $0.8 million. The transaction resulted in a gain since the difference between the carrying value of the old IRU obligation and the net present value of the new IRU obligation was greater than the carrying value of the related IRU asset.

In March 2004, Cogent France paid approximately $0.3 million and settled amounts due from and due to a vendor. The vendor leased Cogent France its office facility and an intra-city IRU. The settlement agreement also restructured the IRU capital lease by reducing the lease payments. This transaction resulted in a reduction to the capital lease obligation and IRU asset of approximately $1.9 million.

Current and potential litigation

During 2004, Cogent Europe’s subsidiaries provided network services to and in turn utilized the network of LambdaNet Communications AG (“LambdaNet Germany”) in order for each entity to provide services to certain of their customers under a network sharing agreement. LambdaNet Germany was a majority owned subsidiary of a related party, LNG Holdings S.A. (“LNG”) from November 2003 until April 2004 when LambdaNet Germany was sold to an unrelated party as further discussed in Note 12. During the year ended December 31, 2004 Cogent Europe recorded revenue of $2.0 million from LambdaNet Germany and network costs of $1.8 million under the network sharing agreement. There were no amounts recorded in 2005 as this arrangement has been terminated. The Company is involved in a dispute over services provided by and to LambdaNet Germany during the time LambdaNet Germany was a sister company of the Company’s French and Spanish subsidiaries. LambdaNet Germany has filed a lawsuit in Germany against Cogent Spain seeking  approximately $1.0 million. LambdaNet Germany has indicated that it also has similar claims totaling an additional $3.0 million against Cogent France and other Cogent subsidiaries. Cogent France and Cogent Spain are no longer sister companies of LambdaNet Germany. The Company intends to vigorously defend its position related to these charges and believes it has defenses and offsetting claims against LambdaNet Germany.

The Company is involved in disputes with three telephone companies that provide local circuits or leased optical fibers. In one case the provider has filed suit. In the other cases the provider has threatened to file suit or to terminate service, which would disrupt service to some of the Company’s customers. The total amount claimed by these vendors is $4.5 million. The Company does not believe these amounts are owed to these providers and intends to vigorously defend its position.

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

In December 2003, several former employees of Cogent Spain filed claims related to their termination of employment. The Company intends to continue to vigorously defend its position related to these charges and feels that it has adequately reserved for any potential liability. One case has been resolved and the others are in various stages of appeal.

In 2003, a former employee filed a counterclaim against the Company in state court in California seeking additional commissions. The Company had filed a claim against this employee for breach of contract, among other claims. A judgment was awarded to the former employee and the Company appealed the case. In 2004, the Company paid approximately $0.6 million to the state court as part of the appeal.  In 2006, the appeals court ruled and remanded the case to the lower court. The case has now been concluded and in 2006 the Company expects to receive a net refund of amounts previously paid of approximately $0.4 million.

In the normal course of business the Company is involved in certain legal activities and claims. Because such matters are subject to many uncertainties and the outcomes are not predictable with assurance, the liability related to  these legal actions and claims cannot be determined with certainty. Management does not believe that such claims and actions will have a material impact on the Company’s financial condition or results of operations.

Operating leases, maintenance and license agreements

The Company leases office space, network equipment sites, and facilities under operating leases. The Company also enters into building access agreements with the landlords of its targeted multi- tenant office buildings. The Company pays fees for the maintenance of its intra-city and intercity leased fiber and in certain cases the Company connects its customers to its network under operating lease commitments for fiber. Future minimum annual commitments under these arrangements are as follows (in thousands):

2006	$27,341
2007	20,245
2008	16,478
2009	12,788
2010	10,237
Thereafter	62,155
$149,244

Rent expense related to leased facilities and was $8.3 million in 2003,  $12.3 million in 2004 and $14.4 million in 2005. The Company has sublet certain office space and facilities. Future minimum payments under these sub-lease agreements are approximately $1.1 million, $0.5 million, and $0.3 million for the years ending December 31, 2006 through December 31, 2008, respectively.

Unconditional purchase obligations

Unconditional purchase obligations totaled approximately $5.5 million at December 31, 2005 and are expected to be fulfilled within one year.

10.   Stockholders’ equity:

Authorized shares

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

Equity conversion

In February 2005, holders of the Company’s preferred stock elected to convert all of their shares of preferred stock into 31.6 million shares of the Company’s common stock . As a result, the Company no longer has outstanding shares of preferred stock. The accounting for this transaction resulted in the elimination of the balances of the Series F through M preferred stock and an increase of approximately $139.7 million to additional paid-in-capital.

Public offering

On June 13, 2005 the Company sold 10.0 million shares of common stock at $6.00 per share in a public offering (the “Public Offering”). On June 16, 2005 the underwriters exercised their option to purchase an additional 1.5 million shares of common stock at $6.00 per share. The Public Offering resulted in net proceeds of $63.7 million, after underwriting, legal, accounting and printing costs.

Withdrawal of public offering

In May 2004, the Company filed a registration statement to sell shares of common stock in a public offering. In October 2004, the Company withdrew the public offering and expensed the associated costs of approximately $0.8 million.

Warrants

In connection with the February 2002 merger with Allied Riser, the Company assumed warrants that convert into approximately 5,000 shares of the Company’s common stock. All of the warrants are exercisable at exercise prices ranging from $0 to $9,500 per share.

Dividends

The Company’s line of credit prohibits the Company from paying cash dividends and restricts the Company’s ability to make other distributions to its stockholders.

Beneficial conversion charges

Beneficial conversion charges of $2.5 million, $19.5 million, $2.6 million, $0.9 million and $18.5 million were recorded on January 5, 2004, March 30, 2004, August 12, 2004, September 15, 2004, and October 26, 2004 respectively, since the price per common share at which the Series I, Series J, Series K, Series L and Series M preferred stock were convertible into were less than the quoted trading price of the Company’s common stock on that date. A beneficial conversion charge of $52.0 million was recorded on July 31, 2003 since the conversion prices on the Series F and Series G convertible preferred stock at issuance were less than the trading price of the Company’s common stock on that date.

11.   Stock option plans:

Equity incentive plan

In 1999, the Company adopted its Equity Incentive Plan (the “Plan”) for granting of options to employees. Stock options granted under the Plan generally vest over a four-year period and have a term of ten years. Options outstanding under the Plan as of December 31, 2003, were 6,002 with a weighted-average exercise price of $9.03. Options outstanding as of December 31, 2004, and 2005 were 6,033 and 6,075, respectively,  with a weighted-average exercise price of $9.00.

Incentive Award Plan

In September 2003, the Compensation Committee of the board of directors adopted and the stockholders approved, the Company’s Incentive Award Plan (the “Award Plan”). In September 2003, the Company offered its employees the opportunity to exchange eligible outstanding stock options and certain common stock for restricted stock, under an Offer to Exchange. The restricted stock granted under the Offer to Exchange vested 27% upon grant with the remaining shares vesting ratably over a three-year period. Under the Offer to Exchange, the Company recorded a deferred compensation charge of approximately $46.1 million in 2003.

For shares and options grants to newly hired employees, the vesting is generally 25% after one year with the remaining vesting occurring ratably over three years. Compensation expense for all awards is recognized ratably over the service period.

In April 2005, the Company’s board of directors and stockholders approved an increase in the number of shares available for grant under the Award Plan of 0.6 million shares of common stock to a total of 3.8 million available shares.

Stock options exercised, granted, and canceled under the Award Plan during the period from December 31, 2003 to December 31, 2005, were as follows:

	Number of Options	Weighted-average exercise price
Outstanding at December 31, 2003	—	$—
Granted	1,057,667	$2.27
Cancellations	(2,347)	$6.17
Outstanding at December 31, 2004	1,055,320	$2.26
Granted	216,053	$5.59
Cancellations	(36,682)	$7.66
Outstanding at December 31, 2005	1,234,691	$2.68

Stock options outstanding and exercisable under the Award Plan by price range at December 31, 2005 were as follows:

OUTSTANDING AND EXERCISABLE BY PRICE RANGE
As of December 31, 2005

Range of Exercise Prices	Number Outstanding 12/31/2005	Weighted Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Number Exercisable As of 12/31/2005	Weighted-Average Exercise Price
$0.00 (granted below market value)	673,085	8.69	$0.00	36,147	$0.00
$4.39 to $4.88	152,296	9.79	$4.84	7,500	$4.88
$4.90 to $5.94	23,186	9.56	$5.50	1,989	$5.54
$6.00	324,581	8.50	$6.00	114,980	$6.00
$6.20 to $32.00	61,543	9.11	$8.12	8,909	$8.56
$0.00 to $32.00	1,234,691	8.81	$2.68	169,525	$4.80

Shares of restricted stock granted under the Award Plan and canceled for the period from December 31, 2002 to December 31, 2005, were as follows:

Number of Shares
Outstanding at December 31, 2002	—
Granted (weighted average fair value of $22.39)	2,072,064
Cancellations	(19,017)
Outstanding at December 31, 2003	2,053,047
Granted (weighted average fair value of $32.31)	92,808
Cancellations	(198,950)
Outstanding at December 31, 2004	1,946,905
Granted (weighted average fair value of $4.93)	200,000
Cancellations	(23,305)
Outstanding at December 31, 2005	2,123,600

There were 1,707,658 vested shares outstanding as of December 31, 2005.

Deferred compensation charges—stock options and restricted stock

The Company recorded a deferred compensation charge of approximately $14.3 million in 2001 related to options granted at exercise prices below the estimated fair market value of the Company’s common stock on the date of grant. This deferred compensation charge was amortized over the service period of the related options, which was generally four years. In connection with the 2003 Offer to Exchange the remaining $3.2 million unamortized balance of deferred compensation is now amortized over the vesting period of the restricted stock granted under the Offer to Exchange. In addition to shares granted under the Offer to Exchange, the Company has granted shares of restricted stock to its employees resulting in additional deferred compensation including approximately $1.0 million for grants made in 2005.

In 2004, the Company granted 673,085 options with an exercise price below the trading price of the Company’s common stock on grant date. These option grants resulted in deferred compensation of $4.7 million. Deferred compensation for these option grants was determined by multiplying the difference between the exercise price and the market value of common stock on grant date by the number of shares granted.

For grants of restricted stock, when an employee terminates prior to full vesting, the total remaining deferred compensation charge is reduced, the employee retains their vested shares and the employees’ unvested shares are returned to the plan. For grants of options for common stock, when an employee terminates prior to full vesting, previously recorded unamortized deferred compensation is reversed, the employee may elect to exercise their vested options for a period of ninety days and any of the employees’ unvested options are returned to the plan.

The amortization of deferred compensation expense related to stock options and restricted stock was approximately $18.7 million for the year ended December 31, 2003, $12.3 million for the year ended December 31, 2004 and $13.3 million for the year ended December 31, 2005.

12.   Related party transactions:

Office lease

The Company’s headquarters is located in an office building owned by an entity controlled by the Company’s Chief Executive Officer. The Company paid $367,000 in 2003, $409,000 in 2004 and $417,000 in 2005 in rent to this entity. The lease expires in August 2006 and the Company has the option to extend the lease to August 2007.

LNG

In November 2003, approximately 90% of the stock of LNG, the then parent company of Cogent Europe was acquired by Symposium Inc. (“Symposium”) a Delaware corporation. The acquisition was for no cash consideration and in return for a commitment to cause at least $2.0 million to be invested in LNG’s subsidiary Cogent France and an indemnification of LNG’s selling stockholders by the Company and Symposium. The Company’s Chief Executive Officer owns 100% of Symposium. In January 2004, LNG transferred its interest in Cogent Europe to Symposium Gamma, Inc. (“Gamma”), a Delaware corporation, in return for $1 and a commitment by Gamma to invest at least $2.0 million in the operations of Cogent France. Prior to the transfer, Gamma had raised approximately $2.5 million in a private equity transaction with certain existing investors in the Company and new investors. In January 2004, Gamma transferred $2.5 million to Cogent France and, by so doing, fulfilled the $2.0 million commitment. Symposium continues to own approximately 90% of the stock of LNG. LNG operates as a holding company. Its subsidiaries that have not been sold hold assets related to their former telecommunications operations (which operations have been terminated).

In January 2004, $271 million of Cogent Europe’s total debt of $272 million owed to its previous parent LNG, and other amounts payable of $6.2 million owed to LNG were assigned to Gamma at their fair market value of 1 euro in connection with Gamma’s acquisition of Cogent Europe. Prior to the Company’s merger with Gamma, and advanced as part of the Gamma merger, LNG transferred $1.2 million to Cogent France. Cogent France repaid the $1.2 million to LNG in March 2004. Accordingly, $271 million of the total $272 million of the debt obligation and $6.2 million of the other amounts payable eliminated in the consolidation of these financial statements.

Gamma and Omega

Gamma and Symposium Omega Inc. (“Omega”), a Delaware corporation, are considered related parties to the Company since both entities had raised cash in private equity transactions with certain existing investors in the Company. Gamma was formed in order to acquire Cogent Europe. Omega was formed in order to acquire the rights to the German fiber optic network that was acquired by the Company in 2004. In December 2003, Gamma was capitalized with approximately $2.5 million in exchange for 100% of Gamma’s common stock. In March 2004, Omega was capitalized with approximately $19.5 million in exchange for 100% of Omega’s common stock.

In 2004, Cogent Europe’s subsidiaries provided network services to and in turn utilized the network of Lambdanet Germany in order for each entity to provide services to certain of their customers under a network sharing agreement. Lambdanet Germany was a majority owned subsidiary of LNG from November 2003 until April 2004 when Lambdanet Germany was sold to an unrelated party. During the year ended December 31, 2004 Cogent Europe recorded revenue of $2.0 million from Lambdanet Germany and network costs of $1.8 million under the network sharing agreement. There were no amounts recorded in 2005 as this arrangement has been terminated. As of December 31, 2004 and 2005 Cogent Europe had recorded net amounts due from and due to Lambdanet Germany of $1.7 million and $1.7 million, respectively. The Company is currently in negotiations with the new owner of Lambdanet Germany over the terms of settling these amounts.

Marketing agreement

The Company has entered into an agency sales and mutual marketing agreement with CTC Communications Corporation, a company owned indirectly by one of the Company’s directors. CTC is also a customer and the Company has billed and recorded revenue from CTC of approximately $6,000 per month since January 2004.

Transatlantic circuits

The Company uses transatlantic circuits provided by a company owned by one of its directors. The Company pays approximately $53,000 per month under this arrangement.

Customer agreement

In connection with the August 2004 UFO acquisition the Company acquired Cisco as a customer. Cisco is a stockholder of the Company. The Company billed and recorded revenue from Cisco of approximately $40,000 per month from August 2004 until June 2005.

Vendor settlement

Cogent Spain and LNG settled a number of disputes between those entities and Iberbanda, a Spanish entity from whom Cogent Spain had been leasing space and obtaining services. In the settlement, LNG released to Iberbanda a $0.4 million bond that had been put in place by LNG with the Spanish government as part of a bid for the right to construct a wireless network. In consideration for LNG’s release of the bond, Iberbanda settled a claim for approximately $0.9 million of back rent due and service charges. The rent related to the former Madrid offices of Cogent Spain. In addition, Cogent Spain granted a credit for services to Iberbanda in the amount of $0.2 million and agreed to pay approximately $0.1 million in cash over a period of 18 months. LNG’s release of the bond has been recorded as a contribution of capital from a shareholder as a result of the Company’s Chief Executive Officer’s ownership of LNG.

Reimbursement for services provided by LNG employees

In 2005, the Company reimbursed LNG for the approximate $200,000 of salaries paid to two employees of LNG that were providing Cogent Europe accounting and management services during 2004. In November 2004, these two employees became employees of Cogent Europe.

Purchases from Cisco Systems, Inc.

In April 2005, the Company entered into a letter of credit for $0.5 million between its commercial bank and Cisco Capital related to a $1.2 million purchase of Cisco network equipment. The equipment was delivered to the Company in the third quarter of 2005. In October 2005, the Company entered into an additional $0.5 million letter of credit related to a $3.6 million purchase order for Cisco equipment and prepaid $0.7 million against this purchase. The letters of credit and the $1.0 million restricted short-term investments securing these letters of credit are expected to be released in the first half of 2006 when the final payments for this equipment are made. The Company purchased approximately $5.0 million of network equipment from Cisco for the year ended December 31, 2005. There were no purchases in the year ended December 31, 2004. At December 31, 2005 the Company had outstanding purchase obligations to Cisco of approximately $1.8 million.

13.   Segment information:

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has one operating segment. Below are the Company’s net revenues and long lived assets by geographic region (in thousands):

	Years Ended December 31,
	2003	2004	2005
Service Revenue, net
North America	$59,422	$68,009	$108,260
Europe	—	23,277	26,953
Total	$59,422	$91,286	$135,213

	December 31, 2004	December 31, 2005
Long lived assets, net
North America	$287,204	$252,343
Europe	54,416	42,998
Total	$341,620	$295,341

14.   Quarterly financial information (unaudited):

	Three months ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
	(in thousands, except share and per share amounts)
Service revenue, net	$20,945	$20,387	$21,736	$28,218
Network operations, including amortization of deferred compensation	15,947	13,486	14,510	20,381
Operating loss	(21,939)	(19,218)	(20,160)	(22,752)
Gains—capital lease obligations restructurings	—	—	—	5,292
Net loss	(24,170)	(22,225)	(23,041)	(20,224)
Net loss available to common stock	(46,198)	(22,225)	(26,496)	(38,727)
Net loss per common share—basic and diluted	(35.94)	(29.51)	(28.58)	(24.66)
Weighted-average number of shares outstanding—basic and diluted	672,457	753,130	806,151	820,125

	Three months ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
	(in thousands, except share and per share amounts)
Service revenue, net	$34,414	$33,806	$33,772	$33,222
Network operations, including amortization of deferred compensation	23,033	21,494	21,590	20,077
Operating loss	(15,694)	(13,659)	(14,814)	(17,981)
Gains—asset sales, lease and debt obligations	3,372	842	844	—
Net loss	(14,973)	(16,151)	(16,106)	(20,288)
Net loss per common share—basic and diluted	(0.96)	(0.48)	(0.37)	(0.47)
Weighted-average number of shares outstanding—basic and diluted	15,610,722	33,963,566	43,474,555	43,619,506

The net losses applicable to common stock for the first quarter of 2004, third quarter of 2004 and fourth quarter of 2004 include non-cash beneficial conversion charges of $22.0 million, $3.5 million and $18.5 million, respectively. In the fourth quarter of 2005, the Company revised the number of lease renewal periods used in determining the lease term for purposes of amortizing certain of its leasehold improvements resulting in a net increase in depreciation expense of approximately $3.0 million.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL
OVER FINANCIAL REPORTING

We are responsible for the preparation and integrity of our published financial statements. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, accordingly, include amounts based on judgments and estimates made by our management. We also prepared the other information included in the annual report and are responsible for its accuracy and consistency with the financial statements.

We are responsible for establishing and maintaining a system of internal control over financial reporting, which is intended to provide reasonable assurance to our management and Board of Directors regarding the reliability of our financial statements. The system includes but is not limited to:

•       a documented organizational structure and division of responsibility;

•       established policies and procedures, including a code of conduct to foster a strong ethical climate which is communicated throughout the company;

•       Regular reviews of our financial statements by qualified individuals; and

•       the careful selection, training and development of our people.

There are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and the circumvention or overriding of controls. Also, the effectiveness of an internal control system may change over time. We have implemented a system of internal control that was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles.

We have assessed our internal control system in relation to criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based upon these criteria, we believe that, as of December 31, 2005, our system of internal control over financial reporting was effective.

The independent registered public accounting firm, Ernst & Young LLP, has audited our 2005 financial statements. Ernst & Young LLP was given unrestricted access to all financial records and related data, including minutes of all meetings of stockholders, the Board of Directors and committees of the Board. Ernst & Young LLP has issued an unqualified audit opinion on our 2005 financial statements as a result of the audit and also has issued an attestation report on management’s assessment of its internal control over financial reporting which is attached hereto.

Cogent Communications Group, Inc.

March 13, 2006

By:

/s/ DAVID SCHAEFFER
David Schaeffer
Chief Executive Officer

/s/ THADDEUS WEED
Thaddeus Weed
Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders
Cogent Communications Group, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Cogent Communications Group, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cogent Communications Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Cogent Communications Group, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Cogent Communications Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2005 consolidated financial statements of Cogent Communications Group Inc. and our report dated March 13, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

McLean, Virginia
March 13, 2006

ITEM 9B.       OTHER INFORMATION

Not applicable.

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item 10 is incorporated in this report by reference to the information set forth under the captions entitled “Election of Directors,” “The Board of Directors and Committees,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2006 Proxy Statement for the 2006 Annual Meeting of Stockholders, which is expected to be filed with the Commission within 120 days after the close of our fiscal year.

ITEM 11.         EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated in this report by reference to the information set forth under the captions entitled “The Board of Directors and Committees,” “Executive  Compensation”, “Employment Agreements”, “Compensation Committee Report on Executive Compensation,” and “Compensation Committee Interlocks and Insider Participation”  in the 2006 Proxy Statement.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item 12 is incorporated in this report by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2006 Proxy Statement.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 is incorporated in this report by reference to the information set forth under the caption “Certain Transactions” in the 2006 Proxy Statement.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated in this report by reference to the information set forth under the caption “Relationship With Independent Public Accountants” in the 2006 Proxy Statement.

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
2.1

Agreement and Plan of Merger, dated as of January 2, 2004, among Cogent Communications Group, Inc., Lux Merger Sub, Inc. and Symposium Gamma, Inc. (previously filed as Exhibit 2.1 to our Periodic Report on Form 8-K, filed on January 8, 2004, and incorporated herein by reference)

2.2

Agreement and Plan of Merger, dated as of March 30, 2004, among Cogent Communications Group, Inc., DE Merger Sub, Inc. and Symposium Omega, Inc. (incorporated by reference to Exhibits 2.6 of our Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 30, 2004)

2.3

Agreement and Plan of Merger, dated as of August 12, 2004, among Cogent Communications Group, Inc., Marvin Internet, Inc., and UFO Group, Inc. (previously filed as Exhibit 2.6 to our Annual Report on Form 10-K, filed on March 31, 2005, and incorporated herein by reference)

2.4

Asset Purchase Agreement, dated as of September 15, 2004, between Global Access telecommunications Inc., Symposium Gamma, Inc. and Cogent Communications Group, Inc. (previously filed as Exhibit 2.7 to our Annual Report on Form 10-K, filed on March 31, 2005, and incorporated herein by reference)

2.5

Agreement and Plan of Merger, dated as of October 26, 2004, among Cogent Communications Group, Inc., Cogent Potomac, Inc. and NVA Acquisition, Inc. (previously filed as Exhibit 2.8 to our Annual Report on Form 10-K, filed on March 31, 2005, and incorporated herein by reference)

2.6

Agreement for the Purchase and Sale of Assets, dated December 1, 2004, among Cogent Communications Group, Inc., SFX Acquisition, Inc. and Verio Inc. (previously filed as Exhibit 2.9 to our Annual Report on Form 10-K, filed on March 31, 2005, and incorporated herein by reference)

3.1	Fifth Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.1 to our Annual Report on Form 10-K, filed on March 31, 2005, and incorporated herein by reference)
3.2	Amended and Restated Bylaws of Cogent Communications Group, Inc. (previously filed as Exhibit 3.2 to our Quarterly Report on Form 10-Q, filed on May 6, 2005, and incorporated herein by reference)
4.1

First Supplemental Indenture, among Allied Riser Communications Corporation, as issuer, Cogent Communications Group, Inc., as co-obligor, and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 4.4 to our Registration Statement on Form S-4, as amended by a Form POS AM (Post-Effective Amendment No. 2), Commission File No. 333-71684, filed February 4, 2002)

4.2

Indenture, dated as of July 28, 2000 by and between Allied Riser Communications Corporation and Wilmington Trust Company, as trustee, relating to Allied Riser’s 7.50% Convertible Subordinated Notes due 2007 (incorporated by reference to Exhibit 4.5 to our Registration Statement on Form S-4, as amended by a Form POS AM (Post-Effective Amendment No. 1), Commission File No. 333-71684, filed January 25, 2002)

4.3

Subordinated Note in the principal amount of $10.0 million issued by the Company to Columbia Ventures Corporation, pursuant to a Note Purchase Agreement (previously filed as Exhibit 4.1 to our Periodic Report on Form 8-K, filed on February 28, 2005, and incorporated herein by reference)

10.1

Seventh Amended and Restated Registration Rights Agreement of Cogent Communications Group, Inc., dated October 26, 2004 (previously filed as Exhibit 10.2 to our Annual Report on Form 10-K, filed on March 31, 2005, and incorporated herein by reference)

10.2

Fiber Optic Network Leased Fiber Agreement, dated February 7, 2000, by and between Cogent Communications, Inc. and Metromedia Fiber Network Services, Inc., as amended July 19, 2001 (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-4, Commission File No. 333-71684, filed on October 16, 2001) *

10.3

Dark Fiber IRU Agreement, dated April 14, 2000, between WilTel Communications, Inc. and Cogent Communications, Inc., as amended June 27, 2000, December 11, 2000, January 26, 2001, and February 21, 2001 (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-4, Commission File No. 333-71684, filed on October 16, 2001) *

10.4

David Schaeffer Employment Agreement with Cogent Communications Group, Inc., dated February 7, 2000 (incorporated by reference to Exhibit 10.6 to our Registration Statement on Form S-4, Commission File No. 333-71684, filed on October 16, 2001)

10.5

Form of Restricted Stock Agreement relating to Series H Participating Convertible Preferred Stock (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-8, Commission File No. 333-108702, filed on September 11, 2003)

10.6

Lease for Headquarters Space by and between 6715 Kenilworth Avenue Partnership and Cogent Communications Group, Inc., dated September 1, 2000 (incorporated by reference to Exhibit 10.10 to our Registration Statement on Form S-4, Commission File No. 333-71684, filed on October 16, 2001)

10.7

Renewal of Lease for Headquarters Space, by and between 6715 Kenilworth Avenue Partnership and Cogent Communications Group, Inc., dated August 5, 2003 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed on November 14, 2003)

10.8

The Amended and Restated Cogent Communications Group, Inc. 2000 Equity Plan (incorporated by reference to Exhibit 10.12 to our Registration Statement on Form S-4, Commission File No. 333-71684, filed on October 16, 2001)

10.9

2003 Incentive Award Plan of Cogent Communications Group, Inc. (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-8, Commission File No. 333-108702, filed on September 11, 2003)

10.10	2004 Incentive Award Plan of Cogent Communications Group, Inc. (incorporated by reference to Appendix A to our Definitive Information Statement on Schedule 14C, filed on September 22, 2004)
10.11

Dark Fiber Lease Agreement dated November 21, 2001, by and between Cogent Communications, Inc. and Qwest Communications Corporation (incorporated by reference to Exhibit 10.13 to our Registration Statement on Form S-4, as amended by a Form S-4/A (Amendment No. 2), Commission File No. 333-71684, filed on December 7, 2001)

10.12

Robert N. Beury, Jr. Employment Agreement with Cogent Communications Group, Inc., dated June 15, 2000 (incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K, filed on March 31, 2003)

10.13

Mark Schleifer Employment Agreement with Cogent Communications Group, Inc., dated September 18, 2000 (incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-K, filed on March 31, 2003)

10.14

R. Reed Harrison Employment Agreement with Cogent Communications Group, Inc., dated July 1, 2004 (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q, filed on August 16, 2004)

10.15

Conversion and Lock-up Letter Agreement, dated as of February 9, 2005, by and among Cogent Communications Group, Inc. and each of the several stockholders signatory thereto (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on February 15, 2005)

10.16

Conversion and Lock-up Letter Agreement, dated as of February 9, 2005, by and among Cogent Communications Group, Inc., Dave Schaeffer and the Schaeffer Descendents Trust (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on February 15, 2005)

10.17

Brad Kummer Employment Agreement with Cogent Communications Group, Inc., dated January 11, 2000, (incorporated by reference to Exhibit 10.23 to our Registration Statement on Form S-1, Commission File No. 333-122821, filed on February 14, 2005)

10.18

Note Purchase Agreement by and among Cogent Communications Group, Inc. and Columbia Ventures Corporation dated February 24, 2005 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on February 28, 2005)

10.19

Extension of Lease for Headquarters Space, by and between 6715 Kenilworth Avenue Partnership and Cogent Communications Group, Inc., dated February 3, 2005 (previously filed as Exhibit 10.27 to our Annual Report on Form 10-K, filed on March 31, 2005, and incorporated herein by reference)

10.20

Amended and Restated Loan and Security Agreement by and between Cogent Communications, Inc., Cogent Communications Group, Inc. and other subsidiaries, and Silicon Valley Bank, dated as of December 16, 2005, (previously filed as Exhibit 10.1 to our Periodic Report on Form 8-K, filed on December 16, 2005, and incorporated herein by reference)

10.21	Notice of Grant, dated November 4, 2005, made to David Schaeffer (previously filed as Exhibit 10.1 to our Periodic Report on Form 8-K, filed on November 7, 2005, and incorporated herein by reference)
10.22

Extension of Lease for Headquarters Space to August 31, 2006, by and between 6715 Kenilworth Avenue Partnership and Cogent Communications Group, Inc., dated July 21, 2005 (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-K, filed on August 15, 2005, and incorporated herein by reference)

10.23

Option for extension of Lease for Headquarters Space to August 31, 2007, by and between 6715 Kenilworth Avenue Partnership and Cogent Communications Group, Inc., dated July 21, 2005 (previously filed as Exhibit 10.2 to our Quarterly Report on Form 10-K, filed on August 15, 2005, and incorporated herein by reference)

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

Schedule II

COGENT COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Costs and Expenses(a)	Acquisitions	Deductions	Balance at End of Period
Allowance for doubtful accounts (deducted from accounts receivable), (in thousands)
Year ended December 31, 2003	$2,023	$5,165	$125	$4,445	$2,868
Year ended December 31, 2004	$2,868	$4,406	$2,247	$6,292	$3,229
Year ended December 31, 2005	$3,229	$4,831	$—	$6,623	$1,437
Allowance for Credits (deducted from accounts receivable), (in thousands)
Year ended December 31, 2003	$200	$—	$—	$50	$150
Year ended December 31, 2004	$150	$140	$—	$140	$150
Year ended December 31, 2005	$150	$33	$—	$—	$183
Allowance for Unfulfilled Purchase Obligations (deducted from accounts receivable), (in thousands)
Year ended December 31, 2003	$15	$1,317	$—	$1,015	$317
Year ended December 31, 2004	$317	$537	$1,254	$1,944	$164
Year ended December 31, 2005	$164	$2,008	$—	$1,767	$405
Restructuring accrual (in thousands)
Year ended December 31, 2004	$—	$1,821	$—	$210	$1,611
Year ended December 31, 2005	$1,611	$1,319	$—	$1,378	$1,552

(a)           Bad debt expense, net of recoveries, was approximately $3.9 million for the year ended December 31, 2003, $4.0 million for the year ended December 31, 2004 and $4.6 million for the year ended December 31, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COGENT COMMUNICATIONS GROUP, INC.
Dated: March 14, 2006	By:	/s/ DAVID SCHAEFFER
Name: David Schaeffer
Title: Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ DAVID SCHAEFFER	Chairman and Chief Executive Officer	March 14, 2006
David Schaeffer	(Principal Executive Officer)
/s/ THADDEUS G. WEED	Chief Financial Officer	March 14, 2006
Thaddeus G. Weed	(Principal Financial and Accounting Officer)
/s/ EDWARD GLASSMEYER	Director	March 14, 2006
Edward Glassmeyer
/s/ EREL MARGALIT	Director	March 14, 2006
Erel Margalit
/s/ JEAN-JACQUES BERTRAND	Director	March 14, 2006
Jean-Jacques Bertrand
/s/ TIMOTHY WEINGARTEN	Director	March 14, 2006
Timothy Weingarten
/s/ STEVEN BROOKS	Director	March 14, 2006
Steven Brooks
/s/ KENNETH D. PETERSON, JR.	Director	March 14, 2006
Kenneth D. Peterson, Jr.