Form 10-Q
period 2006-03-31
COGENT COMMUNICATIONS GROUP INC
filed 2006-05-10
CIK 1158324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

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

Common Stock, $.001 par value 44,128,809 Shares Outstanding as of May 5, 2006

INDEX

PART I
FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets of Cogent Communications Group, Inc., and Subsidiaries as of December 31, 2005 and March 31, 2006 (Unaudited)
Condensed Consolidated Statements of Operations of Cogent Communications Group, Inc., and Subsidiaries for the Three Months Ended March 31, 2005 and March 31, 2006 (Unaudited)
Condensed Consolidated Statements of Cash Flows of Cogent Communications Group, Inc., and Subsidiaries for the Three Months Ended March 31, 2005 and March 31, 2006 (Unaudited)
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures
PART II
OTHER INFORMATION
Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Changes in Securities and Use of Proceeds.
Item 4.	Submission of Matters to a Vote of Security Holders
Item 6.	Exhibits and Reports on Form 8-K.
SIGNATURES
CERTIFICATIONS

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2005 AND MARCH 31, 2006
(IN THOUSANDS, EXCEPT SHARE DATA)

	December 31, 2005	March 31, 2006
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$29,883	$20,611
Short term investments — restricted	1,283	630
Accounts receivable, net of allowance for doubtful accounts of $1,437 and $1,231, respectively	16,452	16,192
Prepaid expenses and other current assets	3,959	4,756
Total current assets	51,577	42,189
Property and equipment, net	292,787	284,474
Intangible assets, net	2,554	2,142
Other assets ($1,118 restricted)	4,455	4,313
Total assets	$351,373	$333,118
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,521	$10,352
Accrued liabilities	16,275	14,954
Capital lease obligations, current maturities	6,698	5,828
Total current liabilities	34,494	31,134
Convertible subordinated notes, net of discount of $3,478 and $2,983, respectively	6,713	7,208
Capital lease obligations, net of current maturities	85,694	83,524
Other long-term liabilities	3,471	3,091
Total liabilities	130,372	124,957
Commitments and contingencies:
Stockholders’ equity:
Common stock, $0.001 par value; 75,000,000 shares authorized; 44,092,652 and 44,128,879 shares outstanding, respectively	44	44
Additional paid-in capital	440,500	434,318
Deferred compensation	(9,680)	—
Stock purchase warrants	764	764
Treasury stock, 61,462 shares	(90)	(90)
Accumulated other comprehensive income — foreign currency translation adjustment	665	768
Accumulated deficit	(211,202)	(227,643)
Total stockholders’ equity	221,001	208,161
Total liabilities and stockholders’ equity	$351,373	$333,118

The accompanying notes are an integral part of these condensed consolidated balance sheets.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND MARCH 31, 2006
(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2006
	(Unaudited)	(Unaudited)
Net service revenue	$34,414	$34,447
Operating expenses:
Network operations (including $96 and $105 of equity-based compensation expense, respectively, exclusive of amounts shown separately)	23,033	20,442
Selling, general, and administrative (including $3,099 and $3,394 of equity-based compensation expense, respectively, and $922 and $332 of bad debt expense, net of recoveries, respectively)	13,395	14,179
Depreciation and amortization	13,680	14,144
Total operating expenses	50,108	48,765
Operating loss	(15,694)	(14,318)
Gain on disposal of assets, net	3,372	—
Interest income and other, net	208	493
Interest expense	(2,859)	(2,616)
Net loss	$(14,973)	$(16,441)
Net loss per common share:
Basic and diluted net loss per common share	$(0.96)	$(0.38)
Weighted-average common shares—basic and diluted	15,610,722	43,841,837

The accompanying notes are an integral part of these condensed consolidated statements of operations.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND MARCH 31, 2006
(IN THOUSANDS)

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2006
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net cash used in operating activities	$(6,622)	$(1,591)
Cash flows from investing activities:
Purchases of property and equipment	(3,092)	(4,662)
Purchase of German network assets	(955)	—
Maturities of short term investments	154	653
Restricted cash-collateral under credit facility	(4,000)	—
Proceeds from dispositions of assets	5,082	93
Net cash used in investing activities	(2,811)	(3,916)
Cash flows from financing activities:
Proceeds from issuance of subordinated note — related party	10,000	—
Borrowings under credit facility	10,000	—
Repayments under credit facility	(2,736)	—
Repayments of capital lease obligations	(4,053)	(3,738)
Net cash provided by (used in) financing activities	13,211	(3,738)
Effect of exchange rate changes on cash	(310)	(27)
Net increase (decrease) in cash and cash equivalents	3,468	(9,272)
Cash and cash equivalents, beginning of period	13,844	29,883
Cash and cash equivalents, end of period	$17,312	$20,611

The accompanying notes are an integral part of these condensed consolidated statements of cash flows.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005 and 2006
(unaudited)

1.             Description of the business and recent developments:

Description of business

Cogent Communications, Inc. (“Cogent”) was formed on August 9, 1999, as a Delaware corporation and is headquartered in Washington, DC. In 2001, Cogent formed Cogent Communications Group, Inc. (the “Company”), a Delaware corporation.

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

The Company’s primary on-net service is Internet access at a speed of 100 Megabits per second. The Company offers this on-net service exclusively through its own facilities, which run all the way to its customers’ premises. Because of its integrated network architecture, the Company is not dependent on local telephone companies to serve its on-net customers. The Company’s typical customers in multi-tenant office buildings are law firms, financial services firms, advertising and marketing firms and other professional services businesses. The Company also provides on-net Internet access at higher speeds to certain bandwidth-intensive users such as universities, other Internet service providers, telephone companies, cable television companies and commercial content providers.

In addition to providing on-net services, the Company also provides Internet connectivity to customers that are not located in buildings directly connected to its network. The Company serves these off-net customers using other carriers’ facilities to provide the “last mile” portion of the link from its customers’ premises to the Company’s network. The Company also operates data centers throughout North America and Western Europe that allow customers to collocate their equipment and access its network. The Company also continues to provide certain non-core services that are legacy services it acquired but does not actively sell.

Shelf registration statement

The Company filed a shelf registration statement on Form S-3 (File No. 333-133200) with the Securities and Exchange Commission on April 11, 2006, as amended, to sell up to $75.0 million worth of shares of common stock, preferred stock, warrants or debt securities in a public offering. There can be no assurances that an offering will be completed.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited condensed consolidated financial statements reflect all normal recurring adjustments that the Company considers necessary for the fair presentation of its results of operations and cash flows for the interim periods covered, and of the financial position of the Company at the date of the interim condensed consolidated balance sheet. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U. S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. While the Company believes that the disclosures are adequate to not make the information misleading, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in its 2005 annual report on Form 10-K.

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

Revenue for Cogent Canada for the three months ended March 31, 2005 and 2006 was $1.9 million and $2.4 million, respectively. Cogent Canada’s total assets were $10.1 million at March 31, 2006 and $12.0 million at December 31, 2005. Revenue for the Company’s European operations for the three months ended March 31, 2005 and 2006 was $7.0 million and $7.3 million, respectively. Cogent Europe’s total consolidated assets were $56.2 million at March 31, 2006 and $57.1 million at December 31, 2005.

Foreign currency translation adjustment and comprehensive loss

The functional currency of Cogent Canada is the Canadian dollar. The functional currency of Cogent Europe is the euro. The consolidated financial statements of Cogent Canada, and Cogent Europe, are translated into U.S. dollars using the period-end foreign currency exchange rates for assets and liabilities and the average foreign currency exchange rates for the period for revenues and expenses. Gains and losses on translation of the accounts of the Company’s non-U.S. operations are accumulated and reported as a component of other comprehensive loss in stockholders’ equity.

Statement of Financial Accounting Standard (“SFAS”) No. 130, “Reporting of Comprehensive Income” requires “comprehensive income” and the components of “other comprehensive income” to be reported in the financial statements and/or notes thereto. The Company’s only components of “other comprehensive income” are currency translation adjustments for all periods presented.

	Three months ended March 31, 2005	Three months ended March 31, 2006
Net loss	$(14,973)	$(16,441)
Currency translation	(381)	103
Comprehensive loss	$(15,354)	$(16,338)

Financial instruments

The Company was party to letters of credit totaling approximately $1.7 million at March 31, 2006 and $2.2 million as of December 31, 2005. These letters of credit are secured by certificates of deposit of approximately $1.7 million at March 31, 2006 and $2.4 million at December 31, 2005 that are restricted and included in short-term investments and other assets.

Basic and diluted net loss per common share

The weighted-average common shares basic and diluted increased from 15.6 million for the three months ended March 31, 2005 to 43.8 million for the three months ended March 31, 2006 primarily due to the effect of the conversion of the Company’s shares of preferred stock into 31.6 million shares of common stock on February 14, 2005 and the Company’s public offering of 11.5 million shares of common stock which closed in June 2005.

For the three months ended March 31, 2005 and March 31, 2006, options to purchase 1.1 million and 1.2 million shares of common stock at weighted-average exercise prices of $2.33 and $2.72 per share, respectively, are not included in the computation of diluted earnings per share as the effect would be anti-dilutive. Additionally, for the three months ended March 31, 2005 and March 31, 2006, 0.7 million and 0.3 million unvested restricted shares of common stock, respectively, are not included in the computation of earnings per share. These shares will be included in the computation as they vest.

2.             Stock-based compensation:

Prior to January 1, 2006, the Company accounted for its stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“Opinion 25”), and related Interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“Statement 123”). Effective January 1, 2006, the Company adopted FASB Statement No. 123(R), “Share-Based Payment” (“Statement 123(R)”), using the modified-prospective-transition method.

Under the modified-prospective-transition method, compensation cost recognized in the first quarter of 2006 includes: (a) compensation cost for all share-based payments granted prior to but not yet vested as of January 1, 2006, based on the grant date fair value, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value.   Results for prior periods have not been restated. As a result of adopting Statement 123(R), the Company’s net loss for the three-month period ended March 31, 2006, is approximately $0.1 million greater than if it had continued to account for share-based compensation under Opinion 25. Basic and diluted loss per share for the three-month period ended March 31, 2006 would have been $(0.37) if the Company had not adopted Statement 123(R), compared to reported basic and diluted loss per share of $(0.38). Upon the adoption of Statement 123(R), $9.7 million of deferred compensation was offset against additional paid-in-capital.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of Statement 123 for the three-month period ended March 31, 2005.

Three Months Ended March 31, 2005
(in thousands, except per share data)
Net loss, as reported	$(14,973)
Add: Stock-based employee compensation expense included in reported net loss	3,195
Deduct: Stock-based employee compensation expense if Statement 123 had been applied to all grants	(3,334)
Pro forma net loss applicable to common stock	$(15,112)
Net loss per share:
Loss per share as reported - basic and diluted	$(0.96)
Pro forma loss per share - basic and diluted	$(0.97)

Pro forma information regarding net loss and net loss per share is required by Statement 123 and, in periods prior to January 1, 2006, had been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company determines the fair value of grants of its restricted common stock by the closing trading price of its common stock on the grant date. The following weighted-average assumptions were used for options granted in the three months ended March 31, 2006:

Dividend yield	0.0%
Expected volatility	61.8%
Risk-free interest rate	4.6%
Expected life of the option term (in years)	5.0

During the quarter ended March 31, 2006, the Company issued 22,500 common shares to non-management directors. These grants were valued at the Company’s closing price on the date of grant, were fully vested upon grant, and resulted in approximately $0.1 million of compensation expense during the quarter ended March 31, 2006.

Incentive award plan

In 1999, the Company adopted its Equity Incentive Plan. In September 2003, the Compensation Committee of the board of directors adopted and the stockholders approved, the Company’s Incentive Award Plan (the “Award Plan”). Stock options generally vest over a four-year period and have a term of ten years. Grants of shares of restricted stock vest over periods ranging from immediate vesting to over a four-year period. Certain option and share grants provide for accelerated vesting if there is a change in control, as defined. For grants of restricted stock, when an employee terminates prior to full vesting the employee retains their vested shares and the employees’ unvested shares are returned to the plan. For grants of options for common stock, when an employee terminates prior to full vesting the employee may elect to exercise their vested options for a period of ninety days and any of the employees’ unvested options are returned to the plan. Compensation expense for all awards is recognized ratably over the service period. Shares issued to satisfy awards are provided from the Company’s authorized shares.

In April 2005, the Company’s board of directors and stockholders approved an increase in the number of shares available for grant under the Award Plan of 0.6 million shares of common stock to a total of 3.8 million available shares. As of March 31, 2006, there were a total of 0.5 million shares available for grant under the Award Plan.

Compensation charges—stock options and restricted stock

Compensation expense related to stock options and restricted stock was approximately $3.2 million for the three months ended March 31, 2005 and $3.5 million for the three months ended March 31, 2006. As of March 31, 2006 there was approximately $8.0 million of total unrecognized compensation cost related to nonvested share-based compensation awards. That cost is expected to be recognized over a weighted average period of approximately thirteen months.

The total intrinsic value of stock options exercised during the three-month period ended March 31, 2006 was approximately $0.1 million. The weighted-average grant-date fair value of stock options granted during the quarter ended March 31, 2006 was $3.79 per share. Stock options activity during the period from December 31, 2005 to March 31, 2006, was as follows:

	Number of Options	Weighted-Average Exercise Price
Outstanding at December 31, 2005	1,234,640	$2.68
Granted	11,928	$6.72
Exercises — no cash received	(13,882)	$—
Cancellations	(7,878)	$6.79
Outstanding at March 31, 2006 - $8.7 million intrinsic value and 8.6 years weighted average remaining contractual term	1,224,808	$2.72
Exercisable at March 31, 2006 - $0.9 million intrinsic value and 8.4 years weighted average remaining contractual term	192,411	$5.21
Expected to vest - $7.5 million intrinsic value and 8.6 years weighted average remaining contractual term	1,048,740	$2.65

Restricted stock activity during the period from December 31, 2005 to March 31, 2006, was as follows:

Number of Shares
Outstanding at December 31, 2005	1,730,764
Granted	22,500
Exercises	(68,247)
Cancellations	(153)
Outstanding at March 31, 2006	1,684,864
Exercisable at March 31, 2006	1,411,771

A summary of the status of the Company’s nonvested restricted stock awards as of December 31, 2005 and the changes during the three months ended March 31, 2006 is as follows:

Nonvested awards	Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2005	407,991	$20.57
Granted	22,500	$6.55
Vested	(157,245)	$20.44
Forfeited	(153)	$34.27
Nonvested at March 31, 2006	273,093	$20.44

3.             Property and equipment and asset held for sale:

Property and equipment consisted of the following (in thousands):

	December 31, 2005	March 31, 2006
Owned assets:
Network equipment	$233,275	$237,129
Leasehold improvements	63,327	64,465
System infrastructure	36,549	37,163
Software	7,688	7,688
Office and other equipment	5,973	6,392
Buildings	1,435	1,463
Land	226	230
	348,473	354,530
Less—Accumulated depreciation and amortization	(167,768)	(180,569)
	180,705	173,961
Assets under capital leases:
IRUs	139,669	140,150
Less—Accumulated depreciation and amortization	(27,587)	(29,637)
	122,082	110,513
Property and equipment, net	$292,787	$284,474

Depreciation and amortization expense related to property and equipment and capital leases was $12.2 million and $13.8 million for the three months ended March 31, 2005 and 2006, respectively.

Asset held for sale

In March 2005, the Company sold a building and land located in Lyon, France for net proceeds of $5.1 million. This transaction resulted in a gain of approximately $3.8 million included as a component of net gain on dispositions of assets in the accompanying statement of operations for the three months ended March 31, 2005.

Capitalized network construction labor and related costs

For the three months ended March 31, 2005 and 2006, the Company capitalized salaries and related benefits of employees working directly on the construction and build-out of its network of $0.6 million and $0.6 million, respectively.

4.             Intangible assets:

Intangible assets are being amortized over periods ranging from 12 to 60 months. Amortization expense for the three months ended March 31, 2005 and 2006 was approximately $1.4 million and $0.4 million, respectively.

5.             Accrued liabilities:

Paris office lease—restructuring charges

In 2004, the French subsidiary of Cogent Europe re-located its Paris headquarters. A reconciliation of the amounts related to these contract termination costs is as follows (in thousands):

Restructuring accrual
Balance—December 31, 2005	$1,552
Amortization of discount	41
Effect of exchange rates	25
Amounts paid	(311)
Balance—March 31, 2006	1,307
Current portion (included in accrued liabilities)	(1,181)
Long term portion (included in other long term liabilities)	$126

Acquired lease obligations

In December 2004, the Company accrued for the net present value of estimated cash flows for amounts related to leases of abandoned facilities acquired in its Verio acquisition.  A reconciliation of the amounts related to these contract termination costs is as follows (in thousands):

Lease accrual
Assumed obligation—balance December 31, 2005	$2,720
Amortization of discount	44
Amounts paid	(201)
Balance—March 31, 2006	2,563
Current portion (included in accrued liabilities)	(674)
Long term portion (included in other long term liabilities)	$1,889

6.             Long-term debt and credit facility:

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

Credit facility

The Company has a credit facility with a commercial bank that provides for borrowings up to $20.0 million. The credit facility matures on January 31, 2007 and is secured by a first priority lien on the Company’s accounts receivable and on a majority of the Company’s other assets. The borrowing base is determined primarily by the aging characteristics related to the Company’s accounts receivable and the amount of the Company’s cash held by the commercial bank. In March 2005, the Company borrowed $10.0 million that was repaid in June 2005. Borrowings under the credit facility accrue interest at the prime rate plus 1.5% and may, in certain circumstances, be reduced to the prime rate plus 0.5%. Interest is paid monthly. The line includes an unused facility fee of 0.375% and a 0.75% prepayment penalty. The agreements governing the credit facility contain certain customary representations and warranties, covenants, notice provisions and events of default including a requirement to maintain a certain percentage of the Company’s unrestricted cash with the commercial bank and financial covenants based upon the Company’s operating performance and capital expenditures. There were no amounts borrowed since June 2005 and no amounts outstanding under the credit facility at March 31, 2006.

7.             Contingencies:

Current and potential litigation

During 2004, Cogent Europe’s subsidiaries provided network services to and in turn utilized the network of LambdaNet Communications AG (“LambdaNet Germany”) in order for each entity to provide services to certain of their respective customers under a network sharing agreement. LambdaNet Germany was a majority owned subsidiary of a related party, LNG Holdings S.A. (“LNG”) from November 2003 until April 2004 when LambdaNet Germany was sold to an unrelated party. The Company is involved in a dispute over services provided by and to LambdaNet Germany during the time LambdaNet Germany was a sister company of the Company’s French and Spanish subsidiaries. Cogent France and Cogent Spain are no longer sister companies of LambdaNet Germany. LambdaNet Germany has filed a lawsuit in Germany against Cogent Spain seeking approximately $1.0 million. LambdaNet Germany has indicated that it also has similar claims totaling an additional $3.0 million against Cogent France and other Cogent subsidiaries. The Company intends to vigorously defend its position related to these charges and believes it has defenses and offsetting claims against LambdaNet Germany and that it has adequately reserved for any potential liability.

The Company is involved in disputes with certain telephone companies that provide it local circuits or leased optical fibers. In one case the provider has filed suit. In the other cases the provider has threatened to file suit or to terminate service, which would disrupt service to some of the Company’s customers. The total amount claimed by these vendors is $4.5 million. The Company does not believe any of these amounts are owed to these providers and intends to vigorously defend its position and believes that it has adequately reserved for any potential liability.

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

In 2003, a former employee filed a counterclaim against the Company in state court in California seeking additional commissions. The Company had filed a claim against this employee for breach of contract, among other claims. A judgment was awarded to the former employee and the Company appealed the case. In 2004, the Company paid approximately $0.6 million and an additional $0.2 million in February 2006 to the state court as part of the appeal. In February 2006, the appeals court ruled and remanded the case to the lower court. The case has now been concluded and in the second quarter of 2006 the Company expects to receive a net refund of amounts previously paid of approximately $0.6 million.

In the normal course of business the Company is involved in other legal activities and claims. Because such matters are subject to many uncertainties and the outcomes are not predictable with assurance, the liability related to these legal actions and claims cannot be determined with certainty. Management does not believe that such claims and actions will have a material impact on the Company’s financial condition or results of operations.

8.             Related party transactions:

Office lease

The Company’s headquarters is located in an office building owned by an entity controlled by the Company’s Chief Executive Officer. The Company pays approximately $30,000 per month in rent. The lease expires in August 2006 and the Company has the option to extend the lease to August 2007.

Marketing agreement

The Company has entered into an agency sales and mutual marketing agreement with CTC Communications Corporation, a company owned indirectly by one of the Company’s directors. CTC is also a customer and the Company has billed and recorded revenue from CTC of approximately $5,000 per month since January 2004.

Transatlantic circuits

The Company uses transatlantic circuits provided by a company owned by one of its directors. The Company pays approximately $50,000 per month under this arrangement.

Letters of credit and purchase orders

The Company purchases network equipment from Cisco Systems, Inc. who is a shareholder. In October 2005, the Company entered into a $0.5 million letter of credit related to a $3.5 million purchase order for Cisco equipment and prepaid $0.7 million against this purchase. The letter of credit and the $0.5 million restricted short-term investment securing this letter of credit are expected to be released in 2006 when the final payments for this equipment are made. The Company purchased approximately $2.1 million of network equipment from Cisco for the three months ended March 31, 2006. There were no purchases for the three months ended March 31, 2005. At March 31, 2006 the Company had outstanding purchase obligations to Cisco of approximately $3.8 million.

9.             Segment information:

The Company operates as one operating segment. Below are the Company’s net service revenues and long lived assets by geographic region (in thousands):

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2006
Net service revenue
North America	$27,455	$27,135
Europe	6,959	7,312
Total	$34,414	$34,447

	December 31, 2005	March 31, 2006
Long lived assets, net
North America	$252,343	$244,451
Europe	42,998	42,165
Total	$295,341	$286,616

ITEM 2.                                                   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis together with our consolidated condensed financial statements and related notes included in this report. The discussion in this report contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this report should be read as applying to all related forward-looking statements wherever they appear in this report. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to these differences include those discussed in Item 1A “Risk Factors” in our 2005 annual report on Form 10-K.

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

Our network is comprised of in-building riser facilities, metropolitan optical fiber networks, metropolitan traffic aggregation points and inter-city transport facilities. The network is physically connected entirely through our facilities to over 1,050 buildings in which we provide our on-net services, including over 800 multi-tenant office buildings. We also provide on-net services in carrier-neutral co-location facilities, data centers and single-tenant office buildings. Because of our integrated network architecture, we are not dependent on local telephone companies to serve our on-net customers. We emphasize the sale of on-net services because we believe we have a competitive advantage in providing these services and our sales of these services generate higher gross profit margins than our other service offerings.

We also provide Internet connectivity to customers that are not located in buildings directly connected to our network. We serve these off-net customers using other carriers’ facilities to provide the last mile portion of the link from our customers’ premises to our network. We also provide certain non-core services. Non-core services are legacy services, which we acquired and continue to support but do not actively sell.

We believe our key opportunity is provided by our high-capacity network, which provides us with the ability to add a significant number of customers to our network with minimal incremental costs. Our focus is to add customers to our network in a way that maximizes its use and at the same time provides us with a customer mix that produces increasing profit margins. We are responding to this opportunity by increasing our sales and marketing efforts including increasing our number of sales representatives. In addition, we may add customers to our network through strategic acquisitions.

We plan to expand our network to locations that can be economically integrated and represent significant concentrations of Internet traffic. We may identify locations that we desire to serve with our on-net product but cannot be cost effectively added to our network. One of our keys to developing a profitable business will be to carefully match the costs of extending our network to reach new customers with the revenue generated by those customers.

We believe the two most important trends in our industry are the continued growth in Internet traffic and a decline in Internet access prices. As Internet traffic continues to grow and prices per unit of traffic continue to decline, we believe our ability to load our network and gain market share from less efficient network operators will expand. However, continued erosion in Internet access prices will likely have a negative impact on the rate at which we can increase our revenues and our gross profit margins.

Our on-net service consists of high-speed Internet access and IP connectivity ranging from 0.5 Megabits per second to several Gigabits per second of bandwidth. We offer our on-net services to customers located in buildings that are physically connected to our network. Off-net services are sold to businesses that are connected to our network primarily by means of T1, T3, E1 and E3, and Ethernet lines obtained from other carriers. Our non-core services, which consist of legacy services of companies whose assets or businesses we have acquired, include managed modem services, email, retail dial-up Internet access, shared web hosting, managed web hosting, voice services (only provided in Toronto, Canada), and point to point private line services. We do not actively market these non-core services and expect the net service revenue associated with them to continue to decline.

Net service revenue was $34.4 million for the three months ended March 31, 2005 and $34.4 million for the three months ended March 31, 2006. Our revenues include revenues from customers generated by our sales and marketing efforts and customers obtained through strategic acquisitions.

Our on-net, off-net and non-core services comprised 52.9%, 37.0% and 10.1% of our net service revenue, respectively, for the three months ended March 31, 2005 and 65.9%, 26.5% and 7.6% for the three months ended March 31, 2006. While we target our sales and marketing efforts at increasing on-net customers, customers we added through acquisitions have affected the mix of on-net and off-net revenues. We expect the percentage of on-net revenues to continue to increase as a percentage of total revenues in 2006.

We have grown our gross profit from $11.5 million for the three months ended March 31, 2005 to $14.1 million for the three months ended March 31, 2006. Our gross profit margin has expanded from 33.3% for the three months ended March 31, 2005 to 41.0% for the three months ended March 31, 2006. We determine gross profit by subtracting network operation expenses (excluding equity-based compensation expense) from our net service revenue. We also have not allocated depreciation and amortization expense to our network operations expense. We believe that our gross profit will benefit and continue to expand as we are allocating the majority of our sales and marketing resources toward obtaining additional on-net customers as sales of these services generate higher gross profit margins than our off-net and non-core services. We believe that as we add on-net customers we incur limited incremental expenses.

Due to our strategic acquisitions of network assets and equipment, we believe we are positioned to grow our revenue base and profitability without significant additional capital investments. We continue to deploy network equipment to parts of our network to maximize the utilization of our assets. We believe that our future capital expenditures will be based primarily on our planned expansion of on-net buildings and the concentration and growth of our customer base. We expect our 2006 capital expenditure rate to be similar to the rate we experienced for 2005. We plan to increase our number of on-net buildings to approximately 1,100 by December 31, 2006 from 1,053 at March 31, 2006.

Historically, our operating expenses have exceeded our net service revenue resulting in operating losses. Our operating expenses consist primarily of the following:

•                  Network operations expenses which consist primarily of the cost of leased circuits, sites and facilities; telecommunications license agreements, maintenance expenses, and salaries of, and expenses related to, employees who are directly involved with maintenance and operation of our network.

•                  Selling general and administrative expenses, which consist primarily of salaries, commissions and related benefits paid to our employees and related selling and administrative costs including professional fees and bad debt expenses.

•                  Depreciation and amortization expenses which result from the depreciation of our property and equipment, including the assets associated with our network and the amortization of our intangible assets.

•                  Equity-based compensation expense that results from the grants of stock options and restricted stock.

Results of Operations

Our management reviews and analyzes several key performance indicators in order to manage our business. These key performance indicators include:

•                  net service revenues, which are an indicator of our overall business growth and the success of our sales and marketing efforts and sales representative productivity;

•                  gross profit, which is an indicator of  our service offering mix, competitive pricing pressures and the cost of our network operations;

•                  growth in our on-net customer base and revenues, which is an indicator of the success of our on-net focused sales efforts and sales representative productivity;

•                  growth in the number of  on-net buildings; and

•                  distribution of revenue across our service offerings.

Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31, 2006

The following summary table presents a comparison of our results of operations for the three months ended March 31, 2005 and 2006 with respect to certain key financial measures. The comparisons illustrated in the table are discussed in greater detail below.

	Three months ended March 31,
	2005	2006	Percent Change
	(in thousands)
Net service revenue	$34,414	$34,447	0.1%
Network operations expenses (1)	22,937	20,337	(11.3)%
Gross profit (2)	11,477	14,110	22.9%
Selling, general, and administrative expenses (3)	10,296	10,785	4.7%
Depreciation and amortization expenses	13,680	14,144	3.4%
Gains— asset sales	3,372	—	100.0%
Net loss	(14,973)	(16,441)	9.8%

(1)  Excludes equity-based compensation expenses of $96 and $105 in the three months ended March 31, 2005 and 2006, respectively, which, if included would have resulted in a period-to-period change of (11.2)%.

(2)  Excludes equity-based compensation expenses of $96 and $105 in the three months ended March 31, 2005 and 2006, respectively, which if included would have resulted in a period-to-period change of 23.1%.

(3)    Excludes equity-based compensation expenses of $3,099 and $3,394 in the three months ended March 31, 2005 and 2006, respectively, which, if included would have resulted in a period-to-period change of 5.9%.

Net Service Revenue. Our net service revenue was $34.4 million for the three months ended March 31, 2005 and  $34.4 million for the three months ended March 31, 2006. For the three months ended March 31, 2005 and 2006, on-net, off-net and non-core revenues represented 52.9%, 37.0% and 10.1% and 65.9%, 26.5% and 7.6% of our net service revenues, respectively.

Our on-net revenues increased 24.6% from $18.2 million for the three months ended March 31, 2005 to $22.7 million for the three months ended March 31, 2006. Our on-net revenues increased as we increased the number of our on-net customer connections from approximately 3,200 at March 31, 2005 to approximately 5,300 at March 31, 2006. On-net customer connections increased at a greater rate than on-net revenues due to a decline in the price per on-net customer connection. This decline is partly attributed to a shift in the customer connection mix and our increased sales force focusing their efforts toward a greater percentage of customers who purchase  lower bandwidth connections, which we expect to continue.   We believe that our on-net revenues as a percentage of total revenues will continue to increase as we are allocating the majority of our sales and marketing resources toward obtaining additional on-net customers. Our off-net revenues decreased 28.5% from $12.7 million for the three months ended March 31, 2005 to $9.1 million for the three months ended March 31, 2006 primarily because our December 2004 acquisition of off-net customers from Verio resulted in a substantial increase in the number of our off-net customers during the first quarter of 2005. Many of these acquired customers have either cancelled service or re-priced their contracts at lower rates. Our off-net customer connections declined from approximately 4,500 at March 31, 2005 to approximately 3,600 at March 31, 2006. We expect that the net loss of off-net customer connections will continue. Our non-core revenues decreased 23.5% from $3.5 million for the three months ended March 31, 2005 to $2.6 million for the three months ending March 31, 2005. The number of our non-core customer connections declined from approximately 1,700 at March 31, 2005 to approximately 1,200 at March 31, 2006. We do not actively market these acquired non-core services and expect that the net service revenue associated with them will continue to decline.

Network Operations Expenses. Our network operations expenses, excluding equity-based compensation expense, decreased 11.3% from $22.9 million for the three months ended March 31, 2005 to $20.3 million for the three months ended March 31, 2006. The decrease is primarily attributable to a decline in leased circuit costs related to the decline in off-net revenues. We provide Internet connectivity to our off-net customers using other carriers’ facilities to provide the last mile portion of the link from our customers’ premises to our network and incur leased circuit costs to provide these services.

Gross Profit. Our gross profit, excluding equity-based compensation expense, increased 22.9% from $11.5 million for the three months ended March 31, 2005 to $14.1 million for the three months ended March 31, 2006. We determine gross profit by subtracting network operation expenses from our net service revenue (excluding equity-based compensation expense) and do not allocate depreciation and amortization expense to our network operations expense. The increase is primarily attributed to the increase in higher gross margin on-net revenues as a percentage of net service revenue. Our gross profit margin expanded from 33.3% for the three months ended March 31, 2005 to 41.0% for the three months ended March 31, 2006. Our gross profit has benefited from the limited incremental expenses associated with providing service to an increasing number of on-net customers and the decline in off-net revenues which carry a lower gross margin due to the associated leased circuit required to provide this service. Our gross profit margin may be impacted by the timing and amounts of disputed circuit costs. We generally record these disputed amounts when billed by the vendor and reverse these amounts when the vendor credit has been received or the dispute has been otherwise resolved. We believe that our gross profit margin will continue to increase as we are allocating the majority of our sales and marketing resources toward obtaining additional on-net customers and as sales of these services generate higher gross profit margins than our off-net and non-core services.

Selling, General, and Administrative Expenses. Our SG&A expenses, excluding equity-based compensation expense, increased 4.7% from $10.3 million for the three months ended March 31, 2005 to $10.8 million for the three months ended March 31, 2006. SG&A expenses increased primarily from the increase in salaries and related costs required to support our expanding sales and marketing efforts partly offset by a decline in bad debt expenses and a refund of approximately $0.4 million related to a legal settlement.

Equity-based Compensation Expense. Equity-based compensation expense is related to restricted stock and stock options. The total equity-based compensation expense increased from $3.2 million for the three months ended March 31, 2005 to $3.5 million for the three months ending March 31, 2006. The increase is primarily attributed to grants of additional restricted stock and $0.1 million in compensation costs associated with the adoption of Statement No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”) on January 1, 2006 using the modified-prospective-transition method. SFAS 123(R) requires all share-based payments to employees, including grants of stock options, to be recognized in the statement of operations based upon their fair values. We previously disclosed the impact of valuing grants of stock options in a pro forma footnote to our financial statements. Under SFAS 123(R) this alternative is no longer available. As of March 31, 2006 there was approximately $8.0 million of total unrecognized compensation cost related to nonvested equity-based compensation awards. That cost is expected to be recognized over a weighted average period of approximately thirteen months.

Depreciation and Amortization Expenses. Our depreciation and amortization expense increased 3.4% from $13.7 million for the three months ended March 31, 2005 to $14.1 million for the three months ended March 31, 2006 due to an increase in deployed fixed assets.

Gain—Asset Sales. In March 2005, we sold our building and land located in Lyon, France for net proceeds of $5.1 million. This transaction resulted in a gain of approximately $3.8 million recorded in the three months ended March 31, 2005.

Net Loss. Our net loss was $15.0 million for the three months ended March 31, 2005 as compared to a net loss of $16.4 million for the three months ended March 31, 2006. Our net loss increased by $1.4 million primarily since the $2.6 million increase in our gross margin was  more than offset by the $3.8 million gain related to the building sale recorded in the three months ended March 31, 2005.

Buildings On-net. As of March 31, 2005 and 2006 we had a total of 1,000 and 1,053 on-net buildings connected to our network, respectively.

Liquidity and Capital Resources

In assessing our liquidity, management reviews and analyzes our current cash balances on-hand, short-term investments, accounts receivable, accounts payable, capital expenditure commitments, and required capital lease and debt payments and other obligations.

Cash Flows

The following table sets forth our consolidated cash flows for the three months ended March 31, 2005 and three months ended March 31, 2006.

	Three months ended March 31,
(in thousands)	2005	2006
Net cash used in operating activities	$(6,622)	$(1,591)
Net cash used in investing activities	(2,811)	(3,916)
Net cash provided by (used in) financing activities	13,211	(3,738)
Effect of exchange rates on cash	(310)	(27)
Net increase (decrease) in cash and cash equivalents during period	3,468	(9,272)

Net Cash Used In Operating Activities.  Our primary sources of operating cash are receipts from our customers who are billed on a monthly basis for our services. Our primary uses of operating cash are payments made to our vendors and employees.  Net cash used in operating activities was $6.6 million for the three months ended March 31, 2005 compared to $1.6 million for the three months ended March 31, 2006. The decline in cash used in operating activities is due to a decrease in our net loss plus non-cash items from a negative $1.2 million for the three months ended March 31, 2005 compared to a positive $1.7 million for the three months ended March 31, 2006 and an improvement in the changes in operating assets and liabilities from a use of cash of $5.4 million for the three months ended March 31, 2005 to a use of cash of $3.3 million for the three months ended March 31, 2006. Non-cash items include depreciation and amortization and other gains.

Net Cash Used In Investing Activities.  Net cash used in investing activities was $2.8 million for the three months ended March 31, 2005 and $3.9 million for the three months ended March 31, 2006. Our primary uses of investing cash for the three months ended March 31, 2005 were $3.1 million for the purchases of property and equipment, $4.0 million for restricted cash required as a covenant under our credit facility, and $0.9 million for the final payment under our purchase of network assets in Germany. Our primary use of investing cash for the three months ended March 31, 2006 was $4.7 million for the purchases of property and equipment. Our primary source of investing cash for the three months ended March 31, 2005 was $5.1 million from the proceeds from the sale of our land and building in Lyon, France. Our primary sources of investing cash for the three months ended March 31, 2006 was $0.7 million from the maturities of short-term investments.

Net Cash Provided By (Used In) Financing Activities.  Net cash provided by financing activities was $13.2 million for the three months ended March 31, 2005. Net cash used in financing activities was $3.7 million for the three months March 31, 2006. Our primary source of financing cash for the three months ended March 31, 2005 was $20.0 million of cash provided by borrowings under our credit facility and subordinated note. Our primary uses of financing cash for the three months ended March 31, 2005 were $2.7 million for repayments of borrowings under our credit facility and $4.1 million of principal payments under our capital lease obligations. Our primary use of financing cash for the three months ended March 31, 2006 was $3.7 million of principal payments under our capital lease obligations.

Cash Position and Indebtedness

Our total indebtedness, net of discount, at March 31, 2006 was $96.6 million and our total cash and cash equivalents and short-term investments were $21.2 million, $0.6 million of which is restricted. Our total indebtedness at March 31, 2006 includes $89.4 million of capital lease obligations for dark fiber primarily under 15-25 year IRUs, of which approximately $5.8 million is considered a current liability.

Credit Facility

On March 9, 2005, we entered into a  $10.0 million credit facility with a commercial bank. Our accounts receivable and our other assets secure the credit facility. In December 2005, we modified the credit facility, which increased the available borrowings to up to $20.0 million and removed a $4.0 million restricted cash covenant, among other revisions. The borrowing base is determined primarily by the aging characteristics related to our accounts receivable and the amount of the Company’s cash held by the commercial bank. Borrowings under the credit facility accrue interest at the prime rate plus 1.5% and may, in certain circumstances, be reduced to the prime rate plus 0.5%. Our obligations under the credit facility are guaranteed by our material domestic subsidiaries. As of March 31, 2006 and since June 2005 there were no amounts outstanding under the credit facility.

Convertible Subordinated Notes.

Our 7.5% $10.2 million convertible subordinated notes are due on June 15, 2007.  These notes are convertible at the option of the holders into approximately 1,050 shares of our common stock. Interest is payable semiannually on June 15 and December 15, and is payable, at our election, in either cash or registered shares of our common stock. We have paid interest in cash.

Future Capital Requirements

We believe that our cash on hand and our availability under our credit facility will be adequate to meet our working capital, capital expenditure, debt service and other cash requirements if we execute our business plan. Our business plan includes increasing our number of on-net buildings to approximately 1,100 by December 31, 2006 from 1,053 at March 31, 2006 and substantially increasing our number of sales representatives and our marketing efforts in 2006. Our business plan also assumes, among other things, the following:

•              our ability to continue to increase the size of our on-net customer base;

•              we will be able to maintain our recent sales productivity performance and incremental sales product mix;

•              we will be able to locate and hire sales representatives according to our plan;

•              our capital expenditure rate for 2006 will continue at a rate similar to the rate we experienced in 2005;

•              no material changes to the conversion rate between the euro and the U.S. dollar and the Canadian dollar and the U.S. dollar;

•              no material increases in our revenue churn rate;

•              no material decline in our product pricing;

•              no material increases in our customer bad debt;

•              the continued availability of our credit facility; and

•              our ability to add additional productive buildings to our network.

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

Shelf Registration Statement

We filed a shelf registration statement on Form S-3 (File No. 333-133200) with the Securities and Exchange Commission on April 11, 2006, as amended, to sell up to $75.0 million worth of shares of common stock, preferred stock or debt securities in a public offering. There can be no assurances that an offering will be completed.

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

Recent Accounting Pronouncements

Prior to January 1, 2006, we accounted for its stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“Opinion 25”), and related Interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“Statement 123”). Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment” (“Statement 123(R)”), using the modified-prospective-transition method. As a result of adopting Statement 123(R), our net loss for the three-month period ended March 31, 2006, is approximately $0.1 million greater than if we had continued to account for share-based compensation under Opinion 25. Basic and diluted loss per share for the three-month period ended March 31, 2006 would have been $(0.37) if we had not adopted Statement 123(R), compared to reported basic and diluted loss per share of $(0.38).

Critical Accounting Policies and Significant Estimates

Our critical accounting policies and significant estimates are disclosed in our annual report on Form 10-K for the year ended December 31, 2005 in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Critical Accounting Policies and Significant Estimates,” The adoption of Statement 123(R) requires us to make additional estimates and judgments that affect the preparation of our financial statements. These estimates include the following which impact the amount of compensation expense recorded under Statement 123(R).

Expected Dividend Yield — We have never declared or paid dividends and have no plans to do so in the foreseeable future. Additionally, our credit facility prohibits us from paying cash dividends.

Expected Volatility —We use the historical volatility since our June 2005 public offering to estimate expected volatility because less than 3% of our fully diluted shares were publicly traded before that date.

Risk-Free Interest Rate — We use the average daily U.S. Treasury rate during the quarter having a term that most closely resembles the expected term of the option.

Expected Term of the Option —We estimate the expected life of the option term by analyzing historical stock option exercises and other relevant data.

Forfeiture Rates —We estimate the forfeiture rate based on historical data with further consideration given to the class of employees to whom the options were granted.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

For quantitative and qualitative disclosures about market risk see Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” of our annual report on Form 10-K for the year ended December 31, 2005. Our exposures to market risk have not changed materially since December 31, 2005.

ITEM 4. CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are involved in legal proceedings in the normal course of our business that we do not expect to have a material impact on our operations or results of operations. The more significant of these proceedings are discussed in Note 7 of our interim condensed consolidated financial statements.

ITEM 1A. RISK FACTORS

For risk factors see Item 1A “Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2005. Our risk factors have not materially changed since December 31, 2005.

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

(b) Reports on Form 8-K.

During the three months ended March 31, 2006, the Company filed three reports on Form 8-K containing the following information and filed on the following date:

Date	Description
March 2, 2006	We announced that on March 2, 2006 we transferred our listing of our common stock from the American Stock Exchange to the NASDAQ Stock Market effective Monday, March 6, 2006.
March 6, 2006	We issued a press release summarizing our financial results for the quarter and fiscal year ended December 31, 2005.
March 24, 2006	We announced that on March 24, 2006, Richard T. Liebhaber accepted appointment to our Board of Directors and also became chairman of our Audit Committee.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2006	COGENT COMMUNICATIONS GROUP, INC.
	By:	/s/ David Schaeffer
Name: David Schaeffer
Title: Chairman of the Board and Chief Executive Officer
Date: May 10, 2006	By:	/s/ Thaddeus G. Weed
Name: Thaddeus G. Weed
Title: Chief Financial Officer (Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description
31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer (filed herewith)
32.2	Certification of Chief Financial Officer (filed herewith)