Form 10-Q
period 2006-06-30
COGENT COMMUNICATIONS GROUP INC
filed 2006-08-08
CIK 1158324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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

Common Stock, $.001 par value 48,495,367 shares outstanding as of August 4, 2006

INDEX

PART I
FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets of Cogent Communications Group, Inc., and Subsidiaries as of December 31, 2005 and June 30, 2006 (Unaudited)
Condensed Consolidated Statements of Operations of Cogent Communications Group, Inc., and Subsidiaries for the Three Months Ended June 30, 2005 and June 30, 2006 (Unaudited)
Condensed Consolidated Statements of Operations of Cogent Communications Group, Inc., and Subsidiaries for the Six Months Ended June 30, 2005 and June 30, 2006 (Unaudited)
Condensed Consolidated Statements of Cash Flows of Cogent Communications Group, Inc., and Subsidiaries for the Six Months Ended June 30, 2005 and June 30, 2006 (Unaudited)
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

SIGNATURES

CERTIFICATIONS

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2005 AND JUNE 30, 2006
(IN THOUSANDS, EXCEPT SHARE DATA)

	December 31, 2005	June 30, 2006
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$29,883	$54,182
Short term investments — restricted	1,283	630
Accounts receivable, net of allowance for doubtful accounts of $1,437 and $1,364, respectively	16,452	19,106
Prepaid expenses and other current assets	3,959	4,174
Total current assets	51,577	78,092
Property and equipment, net	292,787	279,370
Intangible assets, net	2,554	1,802
Other assets ($1,118 restricted)	4,455	4,326
Total assets	$351,373	$363,590

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,521	$15,065
Accrued liabilities	16,275	14,703
Convertible subordinated notes, net of discount of $2,453 — due June 2007	—	7,738
Capital lease obligations, current maturities	6,698	6,187
Total current liabilities	34,494	43,693
Convertible subordinated notes, net of discount of $3,478	6,713	—
Capital lease obligations, net of current maturities	85,694	83,777
Other long-term liabilities	3,471	2,827
Total liabilities	130,372	130,297

Commitments and contingencies:

Stockholders’ equity:
Common stock, $0.001 par value; 75,000,000 shares authorized; 44,092,652 and 48,495,367 shares outstanding, respectively	44	48
Additional paid-in capital	440,500	474,304
Deferred compensation	(9,680)	—
Stock purchase warrants	764	764
Treasury stock, 61,462 shares	(90)	(90)
Accumulated other comprehensive income — foreign currency translation adjustment	665	1,401
Accumulated deficit	(211,202)	(243,134)
Total stockholders’ equity	221,001	233,293
Total liabilities and stockholders’ equity	$351,373	$363,590

The accompanying notes are an integral part of these condensed consolidated balance sheets.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND JUNE 30, 2006
(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2006
	(Unaudited)	(Unaudited)
Net service revenue	$33,806	$36,155
Operating expenses:
Network operations (including $95 and $101 of equity-based compensation expense, respectively, exclusive of amounts shown separately)	21,494	20,177
Selling, general, and administrative (including $3,080 and $3,271 of equity-based compensation expense, respectively, and $2,050 and $815 of bad debt expense, net of recoveries, respectively)	13,176	14,865
Depreciation and amortization	12,795	14,658
Total operating expenses	47,465	49,700

Operating loss	(13,659)	(13,545)
Gain on Cisco debt repayment	842	—
Interest income and other, net	162	691
Interest expense	(3,496)	(2,637)
Net loss	$(16,151)	$(15,491)

Net loss per common share:
Basic and diluted net loss per common share	$(0.48)	$(0.34)

Weighted-average common shares—basic and diluted	33,963,566	45,099,826

The accompanying notes are an integral part of these condensed consolidated statements of operations.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND JUNE 30, 2006
(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

	Six Months Ended June 30, 2005	Six Months Ended June 30, 2006
	(Unaudited)	(Unaudited)
Net service revenue	$68,219	$70,602
Operating expenses:
Network operations (including $191 and $206 of equity-based compensation expense, respectively, exclusive of amounts shown separately)	44,526	40,619
Selling, general, and administrative (including $6,179 and $6,665 of equity-based compensation expense, respectively, and $2,971 and $1,147 of bad debt expense, net of recoveries, respectively)	26,570	29,044
Depreciation and amortization	26,476	28,801
Total operating expenses	97,572	98,464

Operating loss	(29,353)	(27,862)
Gain on disposal of assets, net	3,372	—
Gain on Cisco debt repayment	842	—
Interest income and other, net	370	1,183
Interest expense	(6,355)	(5,253)
Net loss	$(31,124)	$(31,932)

Net loss per common share:
Basic and diluted net loss per common share	$(1.25)	$(0.72)

Weighted-average common shares—basic and diluted	24,880,454	44,534,992

The accompanying notes are an integral part of these condensed consolidated statements of operations.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND JUNE 30, 2006
(IN THOUSANDS)

	Six Months Ended June 30, 2005	Six Months Ended June 30, 2006
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(8,161)	$3,327

Cash flows from investing activities:
Purchases of property and equipment	(8,150)	(11,803)
Purchase of German network assets	(932)	—
(Purchases) maturities of short term investments	(164)	653
Restricted cash-collateral under credit facility	(4,000)	—
Proceeds from dispositions of assets	5,122	93
Net cash used in investing activities	(8,124)	(11,057)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	63,723	36,534
Proceeds from exercise of stock options	—	85
Proceeds from issuance of subordinated note — related party	10,000	—
Repayment of subordinated note — related party	(10,000)	—
Borrowings under credit facility	10,000	—
Repayments under credit facility	(10,000)	—
Repayment of Cisco note — related party	(17,000)	—
Repayments of capital lease obligations	(5,024)	(4,945)
Net cash provided by financing activities	41,699	31,674
Effect of exchange rate changes on cash	(666)	355
Net increase in cash and cash equivalents	24,748	24,299
Cash and cash equivalents, beginning of period	13,844	29,883
Cash and cash equivalents, end of period	$38,592	$54,182

The accompanying notes are an integral part of these condensed consolidated statements of cash flows.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005 and 2006
(unaudited)

1.              Description of the business and recent developments:

Description of business

Cogent Communications, Inc. (“Cogent”) was formed on August 9, 1999, as a Delaware corporation and is headquartered in Washington, DC. In 2001, Cogent formed Cogent Communications Group, Inc. (the “Company”), a Delaware corporation.

The Company is a leading facilities-based provider of low-cost, high-speed Internet access and Internet Protocol (“IP”) communications services. The Company’s network is specifically designed and optimized to transmit data using IP. The Company delivers its services to small and medium-sized businesses, communications service providers and other bandwidth-intensive organizations through approximately 11,000 customer connections in North America and Western Europe.

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

Recent Developments

Public Offering

On June 7, 2006 the Company sold 4.35 million shares of common stock at $9.00 per share and certain selling shareholders sold 6.0 million shares of common stock at the same price in a public offering pursuant to a shelf registration statement on Form S-3 (File No. 333-133200), filed with the Securities and Exchange Commission on April 11, 2006. This public offering resulted in net proceeds to the Company, after underwriting, legal, accounting and printing costs of approximately $36.5 million.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited condensed consolidated financial statements reflect all normal recurring adjustments that the Company considers necessary for the fair presentation of its results of operations and cash flows for the interim periods covered, and of the financial position of the Company at the date of the interim condensed consolidated balance sheet. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. While the Company believes that the disclosures are adequate to not make the information misleading, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in its 2005 annual report on Form 10-K.

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

International operations

The Company recognizes revenue from operations in Canada through its wholly owned subsidiary, Cogent Canada.  Revenue for Cogent Canada for the three months ended June 30, 2005 and 2006 was $1.8 million and $2.6 million, respectively. Revenue for Cogent Canada for the six months ended June 30, 2005 and 2006 was $3.7 million and $5.1 million, respectively.  Cogent Canada’s total assets were $11.1 million at June 30, 2006 and $12.0 million at December 31, 2005. The Company recognizes revenue from operations in Europe through its wholly owned subsidiary, Cogent Europe.  Revenue for the Company’s European operations for the three months ended June 30, 2005 and 2006 was $6.8 million and $7.7 million, respectively. Revenue for the Company’s European operations for the six months ended June 30, 2005 and 2006 was $13.8 million and $15.0 million, respectively. Cogent Europe’s total consolidated assets were $57.0 million at June 30, 2006 and $57.1 million at December 31, 2005.

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

	Three months ended June 30, 2005	Three months ended June 30, 2006	Six months ended June 30, 2005	Six months ended June 30, 2006
Net loss	$(16,151)	$(15,491)	$(31,124)	$(31,932)
Currency translation	(575)	633	(956)	736
Comprehensive loss	$(16,726)	$(14,858)	$(32,080)	$(31,196)

Financial instruments

The Company was party to letters of credit totaling approximately $1.7 million at June 30, 2006 and $2.2 million at December 31, 2005. These letters of credit are secured by certificates of deposit of approximately $1.7 million at June 30, 2006 and $2.4 million at December 31, 2005 that are restricted and included in short-term investments and other assets.

Basic and diluted net loss per common share

The weighted-average basic and diluted common shares outstanding increased from 34.0 million for the three months ended June 30, 2005 to 45.1 million for the three months ended June 30, 2006 primarily due to the Company’s public offering of 11.5 million shares of common stock which closed in June 2005 and the Company’s public offering of 4.35 million shares of common stock which closed in June 2006.

The weighted-average basic and diluted common shares outstanding increased from 24.9 million for the six months ended June 30, 2005 to 44.5 million for the six months ended June 30, 2006 primarily due to the effect of the conversion of the Company’s shares of preferred stock into 31.6 million shares of common stock on February 14, 2005, the Company’s public offering of 11.5 million shares of common stock which closed in June 2005 and the Company’s public offering of 4.35 million shares of common stock which closed in June 2006.

For the three and six months ended June 30, 2005 and June 30, 2006, options to purchase 1.1 million and 1.2 million shares of common stock at weighted-average exercise prices of $2.41 and $2.67 per share, respectively, are not included in the computation of diluted earnings per share as the effect would be anti-dilutive. Additionally, for the three and six months ended June 30, 2005 and June 30, 2006, 0.5 million and 0.1 million unvested shares of restricted common stock, respectively, are not included in the computation of earnings per share. These shares will be included in the computation as they vest.

2.             Stock-based compensation:

Prior to January 1, 2006, the Company accounted for its stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“Opinion 25”), and related Interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“Statement 123”). Effective January 1, 2006, the Company adopted FASB Statement No. 123(R), “Share-Based Payment” (“Statement 123(R)”), using the modified-prospective transition method.

Under the modified-prospective transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to but not yet vested as of January 1, 2006, based on the grant date fair value, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value.   Results for prior periods have not been restated. As a result of adopting Statement 123(R), the Company’s net loss for the three and six month periods ended June 30, 2006, was approximately $0.1 million and $0.3 million greater, respectively, than if it had continued to account for share-based compensation under Opinion 25. Upon the adoption of Statement 123(R), $9.7 million of deferred compensation was offset against additional paid-in-capital.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of Statement 123 for the three and six-month periods ended June 30, 2005.

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net loss applicable to common stock, as reported	$(16,151)	$(31,124)
Add: stock-based employee compensation expense included in reported net loss, net of related tax effects	3,175	6,370
Deduct: total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(3,313)	(6,647)
Pro forma—net loss applicable to common stock	$(16,289)	$(31,401)
Loss per share as reported—basic and diluted	$(0.48)	$(1.25)
Pro forma loss per share—basic and diluted	$(0.48)	$(1.26)

Pro forma information regarding net loss and net loss per share is required by Statement 123 and, in periods prior to January 1, 2006, had been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company determines the fair value of grants of its restricted common stock by the closing trading price of its common stock on the grant date. The following weighted-average assumptions were used for options granted in the six months ended June 30, 2006:

Dividend yield	0.0%
Expected volatility	59.1% to 61.8%
Risk-free interest rate	4.6% - 5.0%
Expected life of the option term (in years)	5.0

In January 2006, the Company issued 22,500 common shares to non-management directors. These grants were valued at the Company’s closing price on the date of grant, were fully vested upon grant, and resulted in approximately $0.1 million of compensation expense recorded in January 2006.

Incentive award plan

In September 2003, the Compensation Committee of the board of directors adopted and the stockholders approved, the Company’s Incentive Award Plan (the “Award Plan”). Stock options generally vest over a four-year period and have a term of ten years. Grants of shares of restricted stock vest over periods ranging from immediate vesting to over a four-year period. Certain option and share grants provide for accelerated vesting if there is a change in control, as defined. For grants of restricted stock, when an employee terminates prior to full vesting the employee retains their vested shares and the employees’ unvested shares are returned to the plan. For grants of options for common stock, when an employee terminates prior to full vesting the employee may elect to exercise their vested options for a period of ninety days and any unvested options are returned to the plan. Compensation expense for all awards is recognized ratably over the service period. Shares issued to satisfy awards are provided from the Company’s authorized shares.

In April 2005, the Company’s board of directors and stockholders approved an increase in the number of shares available for grant under the Award Plan of 0.6 million shares of common stock to a total of 3.8 million available shares. As of June 30, 2006, there were a total of 0.5 million shares available for grant under the Award Plan.

Compensation charges—stock options and restricted stock

Compensation expense related to stock options and restricted stock was approximately $3.2 million and $3.4 million for the three months ended June 30, 2005 and June 30, 2006, respectively.  Compensation expense related to stock options and restricted stock was approximately $6.4 million and $6.9 million for the six months ended June 30, 2005 and June 30, 2006, respectively.  As of June 30, 2006 there was approximately $4.9 million of total unrecognized compensation cost related to non-vested share-based compensation awards. That cost is expected to be recognized over a weighted average period of approximately fifteen months. Cash received from option exercises was approximately $0.1 million for the six months ended June 30, 2006.

The total intrinsic value of stock options exercised during the six-month period ended June 30, 2006 was approximately $0.2 million. The weighted-average grant-date fair value of stock options granted during the six months ended June 30, 2006 was $6.54 per share. Stock options activity during the period from December 31, 2005 to June 30, 2006, was as follows:

	Number of Options	Weighted-Average Exercise Price
Outstanding at December 31, 2005	1,234,640	$2.68
Granted	43,116	$5.68
Exercises	(30,500)	$2.78
Cancellations	(41,124)	$6.17
Outstanding at June 30, 2006 - $8.1 million intrinsic value and 8.4 years weighted-average remaining contractual term	1,206,132	$2.67
Exercisable at June 30, 2006 - $1.0 million intrinsic value and 8.3 years weighted-average remaining contractual term	223,274	$5.04
Expected to vest - $7.4 million intrinsic value and 8.4 years weighted-average remaining contractual term	1,082,579	$2.55

Restricted stock activity during the period from December 31, 2005 to June 30, 2006, was as follows:

Number of Shares
Outstanding at December 31, 2005	1,730,764
Granted	22,500
Exercises	(1,458,927)
Cancellations	(281)
Outstanding at June 30, 2006	294,056
Exercisable at June 30, 2006	155,789

A summary of the status of the Company’s non-vested restricted stock awards as of December 31, 2005 and the changes during the six months ended June 30, 2006 is as follows:

Non-vested awards	Shares	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2005	407,991	$20.57
Granted	22,500	$6.55
Vested	(291,943)	$20.44
Forfeited	(281)	$28.44
Non-vested at June 30, 2006	138,267	$20.44

3.              Property and equipment and asset held for sale:

Depreciation and amortization expense related to property and equipment and capital leases was $12.3 million and $14.2 million for the three months ended June 30, 2005 and 2006, respectively, and was $24.5 million and $27.9 million for the six months ended June 30, 2005 and 2006, respectively.

Asset held for sale

In March 2005, the Company sold a building and land located in Lyon, France for net proceeds of $5.1 million. This transaction resulted in a gain of approximately $3.8 million included as a component of net gain on dispositions of assets in the accompanying statement of operations for the six months ended June 30, 2005.

Capitalized network construction labor and related costs

The Company capitalized salaries and related benefits of employees working directly on the construction and build-out of its network of $0.6 million and $0.6 million for the three months ended June 30, 2005 and 2006, respectively, and $1.2 million and $1.2 million for the six months ended June 30, 2005 and 2006, respectively.

4.              Intangible assets:

Intangible assets are being amortized over periods ranging from 12 to 60 months. Amortization expense was $0.5 million and $0.4 million for the three months ended June 30, 2005 and 2006, respectively, and was $2.0 million and $0.9 million for the six months ended June 30, 2005 and 2006, respectively.

5.              Accrued liabilities:

Paris office lease—restructuring charges

In 2004, the French subsidiary of Cogent Europe re-located its Paris headquarters. A reconciliation of the amounts related to these contract termination costs is as follows (in thousands):

Restructuring accrual
Balance—December 31, 2005	$1,552
Amortization of discount	74
Effect of exchange rates	59
Amounts paid	(636)
Balance—June 30, 2006 (included in accrued liabilities)	$1,049

Acquired lease obligations

In December 2004, the Company accrued for the net present value of estimated cash flows for amounts related to leases of abandoned facilities acquired in its Verio acquisition.  A reconciliation of the amounts related to these contract termination costs is as follows (in thousands):

Lease accrual
Assumed obligation—balance December 31, 2005	$2,720
Amortization of discount	86
Amounts paid	(404)
Balance—June 30, 2006	2,402
Current portion (included in accrued liabilities)	(691)
Long term portion (included in other long term liabilities)	$1,711

6.              Credit facility:

Credit facility

The Company has a credit facility with a commercial bank that provides for borrowings up to $20.0 million. The credit facility matures on January 31, 2007 and is secured by a first priority lien on the Company’s accounts receivable and on a majority of the Company’s other assets. The borrowing base is determined primarily by the aging characteristics related to the Company’s accounts receivable and the amount of the Company’s cash held at the commercial bank. In March 2005, the Company borrowed $10.0 million that was repaid in June 2005. Borrowings under the credit facility accrue interest at the prime rate plus 1.5% and may, in certain circumstances, be reduced to the prime rate plus 0.5%. Interest is paid monthly. The line includes an unused facility fee of 0.375% and a 0.75% prepayment penalty. The agreements governing the credit facility contain certain customary representations and warranties, covenants, notice provisions and events of default including a requirement to maintain a certain percentage of the Company’s unrestricted cash with the commercial bank and financial covenants based upon the Company’s operating performance and capital expenditures. There have been no amounts borrowed since June 2005 and no amounts outstanding under the credit facility at June 30, 2006.

7.              Contingencies:

Current and potential litigation

During 2004, Cogent Europe’s subsidiaries provided network services to and in turn utilized the network of LambdaNet Communications AG (“LambdaNet Germany”) in order for each entity to provide services to certain of their respective customers under a network sharing agreement. LambdaNet Germany was a majority owned subsidiary of a related party, LNG Holdings S.A. (“LNG”) from November 2003 until April 2004 when LambdaNet Germany was sold to an unrelated party. The Company was involved in a dispute over services provided by and to LambdaNet Germany during the time LambdaNet Germany was a sister company of the Company’s French and Spanish subsidiaries. The Company paid $0.4 million and settled the litigation in May 2006.

The Company is involved in disputes with certain telephone companies that provide it local circuits or leased optical fibers. In one case the provider has filed suit. In the other cases the provider has threatened to file suit or to terminate service, which would disrupt service to some of the Company’s customers. The total amount claimed by these vendors is $4.5 million. The Company does not believe any of these amounts are owed to these providers and intends to vigorously defend its position and believes that it has adequately reserved for this liability.

The Company has been made aware of several other companies in its own and in other industries that use the word “Cogent” in their corporate names. One company has informed the Company that it believes the Company’s use of the name “Cogent” infringes on its intellectual property rights in that name. If such a challenge is successful, the Company could be required to change its name and lose the value associated with the Cogent name in its markets. Management does not believe such a challenge, if successful, would have a material impact on the Company’s business, financial condition or results of operations.

In December 2003, several former employees of Cogent Spain filed claims related to their termination of employment. One case has been resolved and the others are in various stages of appeal. The Company intends to continue to vigorously defend its position related to these charges and feels that it has adequately reserved for any potential liability.

In 2003, a former employee filed a counterclaim against the Company in state court in California seeking additional commissions. The Company had filed a claim against this employee for breach of contract, among other claims. A judgment was awarded to the former employee and the Company appealed the case. In 2004, the Company paid approximately $0.6 million and an additional $0.2 million in February 2006 to the state court as part of the appeal. The case has now been concluded and in the second quarter of 2006 the Company received a net refund of amounts previously paid of approximately $0.6 million.  The impact of this matter was a $0.4 million reduction of selling, general and administrative expense recorded in February 2006.

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

8.              Related party transactions:

Office lease

The Company’s headquarters is located in an office building owned by an entity controlled by the Company’s Chief Executive Officer. The Company pays approximately $30,000 per month in rent.  In July 2006, the Company exercised its option to extend the lease to August 2010.

Marketing agreement

The Company has entered into an agency sales and mutual marketing agreement with a company owned indirectly by one of the Company’s directors. The Company is also a customer and the Company has billed and recorded revenue from this customer of approximately $5,000 per month since January 2004.

Transatlantic circuits

The Company uses transatlantic and other circuits provided by a company owned by one of its directors. The Company pays approximately $54,000 per month to this company for these services.

9.              Segment information:

The Company operates as one operating segment. Below are the Company’s net service revenues and long lived assets by geographic region (in thousands):

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2006	Six Months Ended June 30, 2005	Six Months Ended June 30, 2006
Net Revenues
North America	$26,957	$28,454	$54,412	$55,589
Europe	6,849	7,701	13,807	15,013
Total	$33,806	$36,155	$68,219	$70,602

	December 31, 2005	June 30, 2006
Long lived assets, net
North America	$252,343	$238,790
Europe	42,998	42,382
Total	$295,341	$281,172

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

General Overview

We are a leading facilities-based provider of low-cost, high-speed Internet access and Internet Protocol (“IP”) communications services. Our network is specifically designed and optimized to transmit data using IP. IP networks are significantly less expensive to operate and are able to achieve higher performance levels than the traditional circuit-switched networks used by our competitors, thus giving us cost and performance advantages in our industry. We deliver our services to small and medium-sized businesses, communications service providers and other bandwidth-intensive organizations through approximately 11,000 customer connections in North America and Western Europe. Our primary on-net service is Internet access at a speed of 100 Megabits per second, much faster than typical Internet access currently offered to businesses. We offer this on-net service exclusively through our own facilities, which run all the way to our customers’ premises.

Our network is comprised of in-building riser facilities, metropolitan optical fiber networks, metropolitan traffic aggregation points and inter-city transport facilities. The network is physically connected entirely through our facilities to over 1,075 buildings in which we provide our on-net services, including over 840 multi-tenant office buildings. We also provide on-net services in carrier-neutral co-location facilities, data centers and single-tenant office buildings. Because of our integrated network architecture, we are not dependent on local telephone companies to serve our on-net customers. We emphasize the sale of on-net services because we believe we have a competitive advantage in providing these services and our sales of these services generate higher gross profit margins than our other service offerings.

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

We believe that two important trends in our industry are the continued growth in Internet traffic and a decline in Internet access prices. As Internet traffic continues to grow and prices per unit of traffic continue to decline, we will load our network and gain market share from less efficient network operators. However, continued erosion in Internet access prices will likely have a negative impact on the rate at which we can increase our revenues and our gross profit margins.

Our on-net service consists of high-speed Internet access and IP connectivity ranging from 0.5 Megabits per second to 10 Gigabits per second of bandwidth. We offer our on-net services to customers located in buildings that are physically connected to our network. Off-net services are sold to businesses that are connected to our network primarily by means of T1, T3, E1, E3, and Ethernet lines obtained from other carriers. Our non-core services, which consist of legacy services of companies whose assets or businesses we have acquired, primarily include managed modem services, voice services (only provided in Toronto, Canada), and point-to-point private line services. We do not actively market these non-core services and expect the net service revenue associated with them to continue to decline.

We have grown our net service revenue from $33.8 million for the three months ended June 30, 2005 to $36.2 million for the three months ended June 30, 2006 and from $68.2 million for the six months ended June 30, 2005 to $70.6 million for the six months ended June 30, 2006. Our revenues include revenues from customers generated by our sales and marketing efforts and customers obtained through strategic acquisitions.

Our on-net, off-net and non-core services comprised 56.0%, 34.7% and 9.3% of our net service revenue, respectively, for the three months ended June 30, 2005 and 69.6%, 23.7% and 6.7% for the three months ended June 30, 2006. While we target our sales and marketing efforts at increasing on-net customers, customers we added through acquisitions have affected the mix of on-net and off-net revenues. We expect the percentage of on-net revenues to continue to increase as a percentage of total revenues in 2006.

We have grown our gross profit, excluding equity-based compensation expense from $12.4 million for the three months ended June 30, 2005 to $16.1 million for the three months ended June 30, 2006 and from $23.9 million for the six months ended June 30, 2005 to $30.2 million for the six months ended June 30, 2006. Our gross profit margin has expanded from 36.7% for the three months ended June 30, 2005 to 44.5% for the three months ended June 30, 2006 and from 35.0% for the six months ended June 30, 2005 to 42.8% for the six months ended June 30, 2006. We determine gross profit by subtracting network operations expenses (excluding equity-based compensation expense) from our net service revenue. We have not allocated depreciation and amortization expense to our network operations expense. We believe that our gross profit will benefit and continue to expand as we are allocating the majority of our sales and marketing resources toward obtaining additional on-net customers as sales of these services generate higher gross profit margins than our off-net and non-core services. We believe that as we add on-net customers we incur minimal incremental network operation expenses.

Due to our strategic acquisitions of network assets and equipment, we believe we are positioned to grow our revenue base and profitability without significant additional capital investments. We continue to deploy network equipment to parts of our network to maximize the utilization of our assets. We believe that our future capital expenditures will be based primarily on our planned expansion of on-net buildings and the concentration and growth of our customer base. We expect our 2006 capital expenditure rate to be similar to the rate we experienced for 2005. We plan to increase our number of on-net buildings to approximately 1,100 by December 31, 2006 from 1,076 at June 30, 2006.

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

•                  Depreciation and amortization expenses, which result from the depreciation of our property and equipment, including the assets, associated with our network and the amortization of our intangible assets.

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

•                  growth in the number of on-net buildings; and

•                  the distribution of revenue across our service offerings.

Three Months Ended June 30, 2005 Compared to the Three Months Ended June 30, 2006

The following summary table presents a comparison of our results of operations for the three months ended June 30, 2005 and 2006 with respect to certain key financial measures. The comparisons illustrated in the table are discussed in greater detail below.

	Three months ended June 30,
	2005	2006	Percent Change
	(in thousands)
Net service revenue	$33,806	$36,155	6.9%
Network operations expenses (1)	21,399	20,076	(6.2)%
Gross profit (2)	12,407	16,079	29.6%
Selling, general, and administrative expenses (3)	10,096	11,594	14.8%
Equity-based compensation expense	3,175	3,372	6.2%
Depreciation and amortization expenses	12,795	14,658	14.6%
Gain on Cisco debt repayment	842	—	(100.0)%
Net loss	(16,151)	(15,491)	(4.1)%

(1)   Excludes equity-based compensation expenses of $95 and $101 in the three months ended June 30, 2005 and 2006, respectively, which, if included would have resulted in a period-to-period change of (6.1)%.

(2)   Excludes equity-based compensation expenses of $95 and $101 in the three months ended June 30, 2005 and 2006, respectively, which if included would have resulted in a period-to-period change of 29.8%.

(3)     Excludes equity-based compensation expenses of $3,080 and $3,271 in the three months ended June 30, 2005 and 2006, respectively, which, if included would have resulted in a period-to-period change of 12.8%.

Net Service Revenue. Our net service revenue was $33.8 million for the three months ended June 30, 2005 and  $36.2 million for the three months ended June 30, 2006. For the three months ended June 30, 2005 and 2006, on-net, off-net and non-core revenues represented 56.0%, 34.7% and 9.3% and 69.6%, 23.7% and 6.7% of our net service revenues, respectively.

Our on-net revenues increased 32.8% from $18.9 million for the three months ended June 30, 2005 to $25.1 million for the three months ended June 30, 2006. Our on-net revenues increased as we increased the number of our on-net customer connections from approximately 3,600 at June 30, 2005 to approximately 6,100 at June 30, 2006. On-net customer connections increased at a greater rate than on-net revenues due to a decline in the price per on-net customer connection. This decline is partly attributed to a shift in the customer connection mix and our increased sales force focusing their efforts toward a greater percentage of customers who purchase lower bandwidth connections, which we expect to continue.   We believe that our on-net revenues as a percentage of total revenues will continue to increase as we are allocating the majority of our sales and marketing resources toward obtaining additional on-net customers. Our off-net revenues decreased 26.8% from $11.7 million for the three months ended June 30, 2005 to $8.6 million for the three months ended June 30, 2006 primarily because our December 2004 acquisition of off-net customers from Verio resulted in a substantial increase in the number of our off-net customers and many of these acquired customers have either cancelled service or re-priced their contracts at lower rates. Our off-net customer connections declined from approximately 4,300 at June 30, 2005 to approximately 3,500 at June 30, 2006. We expect that the net loss of off-net customer connections will continue. Our non-core revenues decreased 22.9% from $3.2 million for the three months ended June 30, 2005 to $2.4 million for the three months ending June 30, 2006. The number of our non-core customer connections declined from approximately 1,600 at June 30, 2005 to approximately 1,100 at June 30, 2006. We do not actively market these acquired non-core services and expect that the net service revenue associated with them will continue to decline.

Network Operations Expenses. Our network operations expenses, excluding equity-based compensation expense, decreased 6.2% from $21.4 million for the three months ended June 30, 2005 to $20.1 million for the three months ended June 30, 2006. The decrease is primarily attributable to a decline in leased circuit costs related to the decline in off-net revenues. We provide Internet connectivity to our off-net customers using other carriers’ facilities to provide the last mile portion of the link from our customers’ premises to our network and incur leased circuit costs to provide these services.

Gross Profit. Our gross profit, excluding equity-based compensation expense, increased 29.6% from $12.4 million for the three months ended June 30, 2005 to $16.1 million for the three months ended June 30, 2006. We determine gross profit by subtracting network operations expenses from our net service revenue (excluding equity-based compensation expense) and do not allocate depreciation and amortization expense to our network operations expense. The increase is primarily attributed to the increase in higher gross margin on-net revenues as a percentage of net service revenue. Our gross profit margin expanded from 36.7% for the three months ended June 30, 2005 to 44.5% for the three months ended June 30, 2006. Our gross profit has benefited from the limited incremental expenses associated with providing service to an increasing number of on-net customers and the decline in off-net revenues which carry a lower gross margin due to the associated leased circuit required to provide this service. Our gross profit margin may be impacted by the timing and amounts of disputed circuit costs. We generally record these disputed amounts when billed by the vendor and reverse these amounts when the vendor credit has been received or the dispute has been otherwise resolved. We believe that our gross profit margin will continue to increase as we are allocating the majority of our sales and marketing resources toward obtaining additional on-net customers and as sales of these services generate higher gross profit margins than our off-net and non-core services.

Selling, General, and Administrative Expenses. Our SG&A expenses, excluding equity-based compensation expense, increased 14.8% from $10.1 million for the three months ended June 30, 2005 to $11.6 million for the three months ended June 30, 2006. SG&A expenses increased primarily from the increase in salaries and related costs required to support our expanding sales and marketing efforts partly offset by a reduction in bad debt expense.

Equity-based Compensation Expense. Equity-based compensation expense is related to restricted stock and stock options. The total equity-based compensation expense increased 6.2% from $3.2 million for the three months ended June 30, 2005 to $3.4 million for the three months ending June 30, 2006. The increase is primarily attributed to $0.1 million in compensation costs associated with the adoption of Statement No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”) on January 1, 2006 using the modified-prospective-transition method.  As of June 30, 2006 there was approximately $4.9 million of total unrecognized compensation cost related to non-vested equity-based compensation awards. That cost is expected to be recognized over a weighted average period of approximately fifteen months.

Depreciation and Amortization Expenses. Our depreciation and amortization expense increased 14.6% from $12.8 million for the three months ended June 30, 2005 to $14.7 million for the three months ended June 30, 2006 due to an increase in deployed fixed assets.

Gain on Cisco debt repayment.  Our $17.0 million Cisco note was subject to mandatory prepayment in full upon the completion of an equity financing in excess of $30.0 million.  The June 2005 public offering resulted in proceeds in excess of $30.0 million, as a result, in June 2005 we repaid the $17.0 million Cisco note. The repayment of the Cisco note resulted in a gain of $0.8 million representing the amount of the estimated future interest.

Net Loss. Our net loss was $16.2 million for the three months ended June 30, 2005 as compared to a net loss of $15.5 million for the three months ended June 30, 2006. Our net loss decreased by $0.7 million primarily due to a $3.7 million increase in our gross profit and a $1.4 million decrease in net interest expense partially offset by a $1.5 million increase in SG&A, and a $1.9 million increase in depreciation and amortization expense  Included in net loss for the three months ended June 30, 2005 is a $0.8 million gain related to the repayment of our Cisco note.

Buildings On-net. As of June 30, 2005 and 2006 we had a total of 1,009 and 1,076 on-net buildings connected to our network, respectively.

Six Months Ended June 30, 2005 Compared to the Six Months Ended June 30, 2006

The following summary table presents a comparison of our results of operations for the six months ended June 30, 2005 and 2006 with respect to certain key financial measures. The comparisons illustrated in the table are discussed in greater detail below.

	Six months ended June 30,
	2005	2006	Percent Change
	(in thousands)
Net service revenue	$68,219	$70,602	3.5%
Network operations expenses (1)	44,335	40,413	(8.8)%
Gross profit (2)	23,884	30,189	26.4%
Selling, general, and administrative expenses (3)	20,391	22,379	9.7%
Equity-based compensation expense	6,370	6,871	7.9%
Depreciation and amortization expenses	26,476	28,801	8.8%
Gain on Cisco debt repayment	842	—	(100.0)%
Gain — asset sales	3,372	—	(100.0)%
Net loss	(31,124)	(31,932)	2.6%

(1)   Excludes equity-based compensation expenses of $191 and $206 in the six months ended June 30, 2005 and 2006, respectively, which, if included would have resulted in a period-to-period change of (8.8)%.

(2)   Excludes equity-based compensation expenses of $191 and $206 in the six months ended June 30, 2005 and 2006, respectively, which if included would have resulted in a period-to-period change of 26.5%.

(3)     Excludes equity-based compensation expenses of $6,179 and $6,665 in the six months ended June 30, 2005 and 2006, respectively, which, if included would have resulted in a period-to-period change of 9.3%.

Net Service Revenue. Our net service revenue increased 3.5% from $68.2 million for the six months ended June 30, 2005 to  $70.6 million for the six months ended June 30, 2006. For the six months ended June 30, 2005 and 2006, on-net, off-net and non-core revenues represented 54.5%, 35.9% and 9.6% and 67.7%, 25.1% and 7.2% of our net service revenues, respectively.

Our on-net revenues increased 28.8% from $37.2 million for the six months ended June 30, 2005 to $47.8 million for the six months ended June 30, 2006. Our on-net revenues increased as we increased the number of our on-net customer connections from approximately 3,600 at June 30, 2005 to approximately 6,100 at June 30, 2006. On-net customer connections increased at a greater rate than on-net revenues due to a decline in the price per on-net customer connection. This decline is partly attributed to a shift in the customer connection mix and our increased sales force focusing their efforts toward a greater percentage of customers who purchase lower bandwidth connections, which we expect to continue.   We believe that our on-net revenues as a percentage of total revenues will continue to increase as we are allocating the majority of our sales and marketing resources toward obtaining additional on-net customers. Our off-net revenues decreased 27.7% from $24.5 million for the six months ended June 30, 2005 to $17.7 million for the six months ended June 30, 2006 primarily because our December 2004 acquisition of off-net customers from Verio resulted in a substantial increase in the number of our off-net customers and many of these acquired customers have either cancelled service or re-priced their contracts at lower rates. Our off-net customer connections declined from approximately 4,300 at June 30, 2005 to approximately 3,500 at June 30, 2006. We expect that the net loss of off-net customer connections will continue. Our non-core revenues decreased 23.3% from $6.6 million for the six months ended June 30, 2005 to $5.1 million for the six months ending June 30, 2006. The number of our non-core customer connections declined from approximately 1,600 at June 30, 2005 to approximately 1,100 at June 30, 2006. We do not actively market these acquired non-core services and expect that the net service revenue associated with them will continue to decline.

Network Operations Expenses. Our network operations expenses, excluding equity-based compensation expense, decreased 8.8% from $44.3 million for the six months ended June 30, 2005 to $40.4 million for the six months ended June 30, 2006. The decrease is primarily attributable to a decline in leased circuit costs related to the decline in off-net revenues. We provide Internet connectivity to our off-net customers using other carriers’ facilities to provide the last mile portion of the link from our customers’ premises to our network and incur leased circuit costs to provide these services.

Gross Profit. Our gross profit, excluding equity-based compensation expense, increased 26.4% from $23.9 million for the six months ended June 30, 2005 to $30.2 million for the six months ended June 30, 2006. We determine gross profit by subtracting network operations expenses from our net service revenue (excluding equity-based compensation expense) and do not allocate depreciation and amortization expense to our network operations expense. The increase is primarily attributed to the increase in higher gross margin on-net revenues as a percentage of net service revenue. Our gross profit margin expanded from 35.0% for the six months ended June 30, 2005 to 42.8% for the six months ended June 30, 2006. Our gross profit has benefited from the limited incremental expenses associated with providing service to an increasing number of on-net customers and the decline in off-net revenues which carry a lower gross margin due to the associated leased circuit required to provide this service. Our gross profit margin may be impacted by the timing and amounts of disputed circuit costs. We generally record these disputed amounts when billed by the vendor and reverse these amounts when the vendor credit has been received or the dispute has been otherwise resolved. We believe that our gross profit margin will continue to increase as we are allocating the majority of our sales and marketing resources toward obtaining additional on-net customers and as sales of these services generate higher gross profit margins than our off-net and non-core services.

Selling, General, and Administrative Expenses. Our SG&A expenses, excluding equity-based compensation expense, increased 9.7% from $20.4 million for the six months ended June 30, 2005 to $22.4 million for the six months ended June 30, 2006. SG&A expenses increased primarily from the increase in salaries and related costs required to support our expanding sales and marketing efforts partly offset by a reduction in bad debt expense.

Equity-based Compensation Expense. Equity-based compensation expense is related to restricted stock and stock options. The total equity-based compensation expense increased 7.9% from $6.4 million for the six months ended June 30, 2005 to $6.9 million for the six months ending June 30, 2006. The increase is primarily attributed to $0.3 million in compensation costs associated with the adoption of Statement No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”) on January 1, 2006 using the modified-prospective-transition method.  As of June 30, 2006 there was approximately $4.9 million of total unrecognized compensation cost related to non-vested equity-based compensation awards. That cost is expected to be recognized over a weighted average period of approximately fifteen months.

Depreciation and Amortization Expenses. Our depreciation and amortization expense increased 8.8% from $26.5 million for the six months ended June 30, 2005 to $28.8 million for the six months ended June 30, 2006 due to an increase in deployed fixed assets.

Gain on Cisco debt repayment.  Our $17.0 million Cisco note was subject to mandatory prepayment in full upon the completion of an equity financing in excess of $30.0 million.  The June 2005 public offering resulted in proceeds in excess of $30.0 million, as a result, in June 2005 we repaid the $17.0 million Cisco note. The repayment of the Cisco note resulted in a gain of $0.8 million representing the amount of the estimated future interest.

Gain—Asset Sales. In March 2005, we sold our building and land located in Lyon, France for net proceeds of $5.1 million. This transaction resulted in a gain of approximately $3.8 million recorded in the three months ended June 30, 2005.

Net Loss. Our net loss was $31.1 million for the six months ended June 30, 2005 as compared to a net loss of $31.9 million for the six months ended June 30, 2006. Our net loss increased by $0.8 million primarily since the $6.3 million increase in our gross profit and a $1.9 million decrease in net interest expense was more than offset by the $3.8 million gain related to the building sale recorded in the six months ended June 30, 2005 and a $2.0 million and $2.3 million increase in SG&A and depreciation and amortization expense, respectively. Included in net loss for the three months ended June 30, 2005 is a $0.8 million gain related to the repayment of our Cisco note.

Buildings On-net. As of June 30, 2005 and 2006 we had a total of 1,009 and 1,076 on-net buildings connected to our network, respectively.

Liquidity and Capital Resources

In assessing our liquidity, management reviews and analyzes our current cash balances on-hand, short-term investments, accounts receivable, accounts payable, capital expenditure commitments, and required capital lease and debt payments and other obligations.

Cash Flows

The following table sets forth our consolidated cash flows for the six months ended June 30, 2005 and six months ended June 30, 2006.

	Six months ended June 30,
(in thousands)	2005	2006
Net cash (used in) provided by operating activities	$(8,161)	$3,327
Net cash used in investing activities	(8,124)	(11,057)
Net cash provided by financing activities	41,699	31,674
Effect of exchange rates on cash	(666)	355
Net increase in cash and cash equivalents during period	24,748	24,299

Net Cash (Used In) Provided By Operating Activities.  Our primary source of operating cash is receipts from our customers who are billed on a monthly basis for our services. Our primary uses of operating cash are payments made to our vendors and employees.   Net cash used in operating activities was $8.2 million for the six months ended June 30, 2005 compared to net cash provided by operating activities of $3.3 million for the six months ended June 30, 2006. The decline in cash used in operating activities is due to a decrease in our net loss plus non-cash items from a negative $1.6 million for the six months ended June 30, 2005 compared to a positive $4.7 million for the six months ended June 30, 2006 and an improvement in the changes in operating assets and liabilities from a use of cash of $6.6 million for the six months ended June 30, 2005 to a use of cash of $1.4 million for the six months ended June 30, 2006. Non-cash items include depreciation and amortization and other gains.

Net Cash Used In Investing Activities.   Net cash used in investing activities was $8.1 million for the six months ended June 30, 2005 and $11.1 million for the six months ended June 30, 2006. Our primary uses of investing cash for the six months ended June 30, 2005 were $8.2 million for the purchases of property and equipment, $4.0 million for restricted cash required as a covenant under our credit facility, and $0.9 million for the final payment under our purchase of network assets in Germany. Our primary use of investing cash for the six months ended June 30, 2006 was $11.8 million for the purchases of property and equipment. Our primary source of investing cash for the six months ended June 30, 2005 was $5.1 million from the proceeds from the sale of our land and building in Lyon, France. Our primary sources of investing cash for the six months ended June 30, 2006 was $0.7 million from the maturities of short-term investments.

Net Cash Provided By Financing Activities.   Net cash provided by financing activities was $41.7 million for the six months ended June 30, 2005 and $31.7 million for the six months June 30, 2006. Our primary sources of financing cash for the six months ended June 30, 2005 were $63.7 million of net proceeds from a public offering of common stock, $10.0 million of cash borrowed under our credit facility and $10.0 million borrowed under our subordinated note. Our primary sources of financing cash for the six months ended June 30, 2006 was $36.5 million of net proceeds from a public offering of common stock. Our primary uses of financing cash for the six months ended June 30, 2005 were $5.0 million of principal payments under our capital lease obligations, $10.0 million of principal payments made on our credit facility, $10.0 million repayment of our subordinated note due to Columbia Ventures, a related party, and $17.0 million repayment of our note due to Cisco Capital.  Our primary use of financing cash for the six months ended June 30, 2006 was $4.9 million of principal payments under our capital lease obligations.

Cash Position and Indebtedness

Our total indebtedness, net of discount, at June 30, 2006 was $97.7 million and our total cash and cash equivalents and short-term investments were $54.8 million, $0.6 million of which is restricted. Our total indebtedness at June 30, 2006 includes $90.0 million of capital lease obligations for dark fiber primarily under 15-25 year IRUs, of which approximately $6.2 million is considered a current liability.

Public Offering

On June 7, 2006 we sold 4.35 million shares of common stock at $9.00 per share and certain selling shareholders sold 6.0 million shares of common stock at the same price in a public offering pursuant to a shelf registration statement on Form S-3 (File No. 333-133200), filed with the Securities and Exchange Commission on April 11, 2006. This public offering resulted in net proceeds to us, after underwriting, legal, accounting and printing costs of approximately $36.5 million.

Credit Facility

On March 9, 2005, we entered into a $10.0 million credit facility with a commercial bank. Our accounts receivable and our other assets secure the credit facility. In December 2005, we modified the credit facility, which increased the available borrowings to up to $20.0 million and removed a $4.0 million restricted cash covenant, among other revisions. The borrowing base is determined primarily by the aging characteristics related to our accounts receivable and the amount of the Company’s cash held by the commercial bank. Borrowings under the credit facility accrue interest at the prime rate plus 1.5% and may, in certain circumstances, be reduced to the prime rate plus 0.5%. Our obligations under the credit facility are guaranteed by our material domestic subsidiaries. As of June 30, 2006 and since June 2005 there were no amounts outstanding under the credit facility.

Convertible Subordinated Notes.

Our 7.5% $10.2 million convertible subordinated notes are due on June 15, 2007.  These notes are convertible at the option of the holders into approximately 1,050 shares of our common stock. Interest is payable semiannually on June 15 and December 15, and is payable, at our election, in either cash or registered shares of our common stock. To date we have paid all interest in cash.

Future Capital Requirements

We believe that our cash on hand and cash from operations will be adequate to meet our working capital, capital expenditure, debt service and other cash requirements if we execute our business plan. Our business plan includes increasing our number of on-net buildings to approximately 1,100 by December 31, 2006 from 1,076 at June 30, 2006 and continuing to substantially increase our number of sales representatives and our marketing efforts in 2006. Our business plan also assumes, among other things, the following:

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

ITEM 2.                    CHANGES IN SECURITIES AND USE OF PROCEEDS.

On June 7, 2006, we issued 4,350,000 shares of common stock in a public offering registered pursuant to Registration Statement 333-133200.  The net proceeds will be used to fund the expansion of our sales and marketing efforts, to connect additional buildings to our network and for general corporate purposes, which may include potential acquisitions of complementary businesses.

ITEM 4.                    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On June 7, 2006, we held our 2006 Annual Meeting of Stockholders in Washington, D.C. Stockholders representing 35,082,642 shares entitled to vote at the Annual Meeting were present in person or by proxy.  This represents 79.5%, and a majority, of the 44,128,879 total shares authorized to vote at the Annual Meeting as of the record date of April 18, 2006.

The following nominees were elected to our board of directors, each to hold office until his or her successor is elected and qualified, by the vote set forth below:

Name	For	Withheld
David Schaeffer	35,036,239	46,403
Edward F. Glassmeyer	34,887,582	195,060
Steven Brooks	32,708,269	2,374,373
Kenneth D. Peterson, Jr.	35,037,221	45,421
Jean-Jacques Bertrand	35,036,276	46,366
Erel N. Margalit	33,370,999	1,711,643
Timothy Weingarten	33,373,146	1,709,496
Richard T. Liebhaber	34,891,280	191,362

No other matters were voted upon at the Annual Meeting.

ITEM 6.                    EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

Exhibit Number	Description
10.1	Extension of Lease for headquarters space to August 31, 2010, by and between 6715 Kenilworth Avenue Partnership and Cogent Communications Group, Inc., dated June 20, 2006
31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer (filed herewith)
32.2	Certification of Chief Financial Officer (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2006	COGENT COMMUNICATIONS GROUP, INC.

	By:	/s/ David Schaeffer
Name: David Schaeffer
Title: Chairman of the Board and Chief Executive Officer

Date: August 8, 2006	By:	/s/ Thaddeus G. Weed
Name: Thaddeus G. Weed
Title: Chief Financial Officer (Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description
10.1	Extension of lease for headquarters space to August 31, 2010, by and between 6715 Kenilworth Avenue Partnership and Cogent Communications Group, Inc., dated June 20, 2006
31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer (filed herewith)
32.2	Certification of Chief Financial Officer (filed herewith)