Form 10-Q
period 2006-09-30
COGENT COMMUNICATIONS GROUP INC
filed 2006-11-07
CIK 1158324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

Common Stock, $.001 par value 48,884,083 shares outstanding as of November 6, 2006

INDEX

PART I
FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets of Cogent Communications Group, Inc., and Subsidiaries as of December 31, 2005 and September 30, 2006 (Unaudited)
Condensed Consolidated Statements of Operations of Cogent Communications Group, Inc., and Subsidiaries for the Three Months Ended September 30, 2005 and September 30, 2006 (Unaudited)
Condensed Consolidated Statements of Operations of Cogent Communications Group, Inc., and Subsidiaries for the Nine Months Ended September 30, 2005 and September 30, 2006 (Unaudited)
Condensed Consolidated Statements of Cash Flows of Cogent Communications Group, Inc., and Subsidiaries for the Nine Months Ended September 30, 2005 and September 30, 2006 (Unaudited)
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

SIGNATURES

CERTIFICATIONS

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2005 AND SEPTEMBER 30, 2006
(IN THOUSANDS, EXCEPT SHARE DATA)

	December 31, 2005	September 30, 2006
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$29,883	$49,014
Short term investments — restricted	1,283	80
Accounts receivable, net of allowance for doubtful accounts of $1,437 and $1,223, respectively	16,452	18,725
Prepaid expenses and other current assets	3,959	3,519
Total current assets	51,577	71,338
Property and equipment, net	292,787	270,964
Intangible assets, net	2,554	1,473
Asset held for sale	—	558
Other assets ($1,118 restricted)	4,455	4,181
Total assets	$351,373	$348,514

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,521	$9,259
Accrued liabilities	16,275	15,154
Convertible subordinated notes, net of discount of $1,854 — due June 2007	—	8,337
Capital lease obligations, current maturities	6,698	6,303
Total current liabilities	34,494	39,053
Convertible subordinated notes, net of discount of $3,478	6,713	—
Capital lease obligations, net of current maturities	85,694	82,750
Other long-term liabilities	3,471	2,499
Total liabilities	130,372	124,302

Commitments and contingencies:

Stockholders’ equity:
Common stock, $0.001 par value; 75,000,000 shares authorized; 44,092,652 and 48,751,808 shares outstanding, respectively	44	49
Additional paid-in capital	440,500	476,842
Deferred compensation	(9,680)	—
Stock purchase warrants	764	764
Treasury stock, 61,462 and no shares, respectively	(90)	—
Accumulated other comprehensive income — foreign currency translation adjustment	665	1,545
Accumulated deficit	(211,202)	(254,988)
Total stockholders’ equity	221,001	224,212
Total liabilities and stockholders’ equity	$351,373	$348,514

The accompanying notes are an integral part of these condensed consolidated balance sheets.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2006
(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2006
	(Unaudited)	(Unaudited)
Net service revenue	$33,772	$37,954
Operating expenses:
Network operations (including $95 and $79 of equity-based compensation expense, respectively, exclusive of amounts shown separately)	21,590	19,432
Selling, general, and administrative (including $3,069 and $2,540 of equity-based compensation expense, respectively, and $824 and $855 of bad debt expense, net of recoveries, respectively)	13,245	14,289
Restructuring charge	1,319	—
Depreciation and amortization	12,432	14,878
Total operating expenses	48,586	48,599

Operating loss	(14,814)	(10,645)
Gain — capital lease restructuring	844	255
Interest income and other, net	489	1,288
Interest expense	(2,625)	(2,752)
Net loss	$(16,106)	$(11,854)

Net loss per common share:
Basic and diluted net loss per common share	$(0.37)	$(0.24)

Weighted-average common shares—basic and diluted	43,474,555	48,463,130

The accompanying notes are an integral part of these condensed consolidated statements of operations.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2006
(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2006
	(Unaudited)	(Unaudited)
Net service revenue	$101,990	$108,556
Operating expenses:
Network operations (including $286 and $285 of equity-based compensation expense, respectively, exclusive of amounts shown separately)	66,117	60,051
Selling, general, and administrative (including $9,249 and $9,205 of equity-based compensation expense, respectively, and $3,795 and $2,001 of bad debt expense, net of recoveries, respectively)	39,816	43,333
Restructuring charge	1,319	—
Depreciation and amortization	38,908	43,679
Total operating expenses	146,160	147,063

Operating loss	(44,170)	(38,507)
Gain on disposal of assets, net	3,372	—
Gain on Cisco debt repayment and capital lease restructurings	1,686	255
Interest income and other, net	862	2,471
Interest expense	(8,980)	(8,005)
Net loss	$(47,230)	$(43,786)

Net loss per common share:
Basic and diluted net loss per common share	$(1.51)	$(0.96)

Weighted-average common shares—basic and diluted	31,234,728	45,705,013

The accompanying notes are an integral part of these condensed consolidated statements of operations.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2006
(IN THOUSANDS)

	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2006
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(6,322)	$4,825

Cash flows from investing activities:
Purchases of property and equipment	(12,148)	(17,941)
Purchase of German network assets	(932)	—
(Purchases) maturities of short term investments	(41)	1,203
Restricted cash-collateral under credit facility	(4,000)	—
Proceeds from dispositions of assets	5,122	93
Net cash used in investing activities	(11,999)	(16,645)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	63,723	36,481
Proceeds from exercise of stock options	—	147
Proceeds from issuance of subordinated note — related party	10,000	—
Repayment of subordinated note — related party	(10,000)	—
Borrowings under credit facility	10,000	—
Repayments under credit facility	(10,000)	—
Repayment of Cisco note — related party	(17,000)	—
Repayments of capital lease obligations	(6,059)	(6,105)
Net cash provided by financing activities	40,664	30,523
Effect of exchange rate changes on cash	(632)	428
Net increase in cash and cash equivalents	21,711	19,131
Cash and cash equivalents, beginning of period	13,844	29,883
Cash and cash equivalents, end of period	$35,555	$49,014

The accompanying notes are an integral part of these condensed consolidated statements of cash flows.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES
 NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 and 2006
(unaudited)

1.              Description of the business and basis of presentation:

Description of business

Cogent Communications, Inc. (“Cogent”) was formed on August 9, 1999, as a Delaware corporation and is headquartered in Washington, DC. In 2001, Cogent formed Cogent Communications Group, Inc. (the “Company”), a Delaware corporation.

The Company is a leading facilities-based provider of low-cost, high-speed Internet access and Internet Protocol (“IP”) communications services. The Company’s network is specifically designed and optimized to transmit data using IP. The Company delivers its services to small and medium-sized businesses, communications service providers and other bandwidth-intensive organizations through over 11,370 customer connections in North America and Western Europe.

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

Treasury stock cancellation

In September 2006, the Company cancelled its 61,462 shares of treasury stock. As a result, $0.1 million of treasury stock was offset against additional paid-in-capital.

International operations

The Company recognizes revenue from operations in Canada through its wholly owned subsidiary, Cogent Canada.  Revenue for Cogent Canada for the three months ended September 30, 2005 and 2006 was $2.1 million and $2.8 million, respectively. Revenue for Cogent Canada for the nine months ended September 30, 2005 and 2006 was $5.7 million and $7.9 million, respectively.  Cogent Canada’s total assets were $12.3 million at September 30, 2006 and $12.0 million at December 31, 2005. The Company recognizes revenue from operations in Europe through its wholly owned subsidiary, Cogent Europe.  Revenue for the Company’s European operations for the three months ended September 30, 2005 and 2006 was $6.7 million and $8.0 million, respectively. Revenue for the Company’s European operations for the nine months ended September 30, 2005 and 2006 was $20.5 million and $23.0 million, respectively. Cogent Europe’s total consolidated assets were $54.4 million at September 30, 2006 and $57.1 million at December 31, 2005.

Foreign currency translation adjustment and comprehensive loss

The functional currency of Cogent Canada is the Canadian dollar. The functional currency of Cogent Europe is the euro. The consolidated financial statements of Cogent Canada and Cogent Europe are translated into U.S. dollars using the period-end foreign currency exchange rates for assets and liabilities and the average foreign currency exchange rates for the period for revenues and expenses. Gains and losses on translation of the accounts of the Company’s non-U.S. operations are accumulated and reported as a component of other comprehensive loss in stockholders’ equity.

Statement of Financial Accounting Standard (“SFAS”) No. 130, “Reporting of Comprehensive Income” requires “comprehensive income” and the components of “other comprehensive income” to be reported in the financial statements and/or notes thereto. The Company’s only components of “other comprehensive income” are currency translation adjustments for all periods presented.

	Three months ended September 30, 2005	Three months ended September 30, 2006	Nine months ended September 30, 2005	Nine months ended September 30, 2006
Net loss	$(16,106)	$(11,854)	$(47,230)	$(43,786)
Currency translation	204	144	(752)	880
Comprehensive loss	$(15,902)	$(11,710)	$(47,982)	$(42,906)

Financial instruments

The Company was party to letters of credit totaling approximately $1.1 million at September 30, 2006 and $2.2 million at December 31, 2005. These letters of credit are secured by certificates of deposit of approximately $1.2 million at September 30, 2006 and $2.4 million at December 31, 2005 that are restricted and included in short-term investments and other assets.

Basic and diluted net loss per common share

The weighted-average basic and diluted common shares outstanding increased from 43.5 million for the three months ended September 30, 2005 to 48.5 million for the three months ended September 30, 2006 primarily due to the Company’s public offering of 4.35 million shares of common stock which closed in June 2006.

The weighted-average basic and diluted common shares outstanding increased from 31.2 million for the nine months ended September 30, 2005 to 45.7 million for the nine months ended September 30, 2006 primarily due to the effect of the conversion of the Company’s shares of preferred stock into 31.6 million shares of common stock on February 14, 2005, the Company’s public offering of 11.5 million shares of common stock which closed in June 2005 and the Company’s public offering of 4.35 million shares of common stock which closed in June 2006.

For the three and nine months ended September 30, 2005 and September 30, 2006, options to purchase 1.1 million and 1.2 million shares of common stock at weighted-average exercise prices of $2.48 and $2.75 per share, respectively, are not included in the computation of diluted earnings per share as the effect would be anti-dilutive. Additionally, for the three and nine months ended September 30, 2005 and September 30, 2006, 0.4 million and 0.3 million unvested shares of restricted common stock, respectively, are not included in the computation of earnings per share. These shares will be included in the computation as they vest.

2.             Equity-based compensation:

Prior to January 1, 2006, the Company accounted for its equity-based compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“Opinion 25”), and related Interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“Statement 123”). Effective January 1, 2006, the Company adopted FASB Statement No. 123(R), “Share-Based Payment” (“Statement 123(R)”), using the modified-prospective transition method.

Under the modified-prospective transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to but not yet vested as of January 1, 2006, based on the grant date fair value, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value.   Results for prior periods have not been restated. As a result of adopting Statement 123(R), the Company’s net loss for the three and nine month periods ended September 30, 2006, was approximately $0.1 million and $0.4 million greater, respectively, than if it had continued to account for share-based compensation under Opinion 25. Upon the adoption of Statement 123(R), $9.7 million of deferred compensation was offset against additional paid-in-capital.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of Statement 123 for the three and nine-month periods ended September 30, 2005.

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net loss applicable to common stock, as reported	$(16,106)	$(47,230)
Add: stock-based employee compensation expense included in reported net loss, net of related tax effects	3,164	9,535
Deduct: total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(3,318)	(9,965)
Pro forma—net loss applicable to common stock	$(16,260)	$(47,660)
Loss per share as reported—basic and diluted	$(0.37)	$(1.51)
Pro forma loss per share—basic and diluted	$(0.37)	$(1.53)

Pro forma information regarding net loss and net loss per share is required by Statement 123 and, in periods prior to January 1, 2006, had been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company determines the fair value of grants of its restricted common stock by the closing trading price of its common stock on the grant date. The following weighted-average assumptions were used for options granted in the nine months ended September 30, 2006:

Dividend yield	0.0%
Expected volatility	56.8% to 61.8%
Risk-free interest rate	4.6% - 5.0%
Expected life of the option term (in years)	5.0

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

In April 2005, the Company’s board of directors and stockholders approved an increase in the number of shares available for grant under the Award Plan of 0.6 million shares of common stock to a total of 3.8 million available shares. As of September 30, 2006, there were a total of 0.3 million shares available for grant under the Award Plan.

Compensation charges—stock options and restricted stock

Compensation expense related to stock options and restricted stock was approximately $3.2 million and $2.6 million for the three months ended September 30, 2005 and September 30, 2006, respectively.  Compensation expense related to stock options and restricted stock was approximately $9.5 million  for each of the nine months ended September 30, 2005 and September 30, 2006.   As of September 30, 2006 there was approximately $4.8 million of total unrecognized compensation cost related to non-vested equity-based compensation awards. That cost is expected to be recognized over a weighted average period of approximately twenty-five months. Cash received from option exercises was approximately $0.1 million for the nine months ended September 30, 2006.

The total intrinsic value of stock options exercised during the nine-month period ended September 30, 2006 was approximately $0.3 million. The weighted-average grant-date fair value of stock options granted during the nine months ended September 30, 2006 was $5.91 per share. Stock option activity during the period from December 31, 2005 to September 30, 2006, was as follows:

	Number of Options	Weighted-Average Exercise Price
Outstanding at December 31, 2005	1,234,640	$2.68
Granted	69,500	$6.97
Exercised	(47,225)	$3.10
Cancelled	(51,734)	$6.46
Outstanding at September 30, 2006 - $10.7 million intrinsic value and 8.1 years weighted-average remaining contractual term	1,205,181	$2.75
Exercisable at September 30, 2006 - $1.7 million intrinsic value and 8.0 years weighted-average remaining contractual term	250,550	$5.09
Expected to vest - $10.2 million intrinsic value and 8.1 years weighted-average remaining contractual term	1,122,969	$2.58

A summary of the status of the Company’s non-vested restricted stock awards as of December 31, 2005 and the changes during the nine months ended September 30, 2006 is as follows:

Non-vested awards	Shares	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2005	407,991	$20.57
Granted	262,500	$8.60
Vested	(391,471)	$20.44
Forfeited	(564)	$33.07
Non-vested at September 30, 2006	278,456	$18.50

 3.              Property and equipment and assets held for sale:

Depreciation and amortization expense related to property and equipment and capital leases was $12.8 million and $14.5 million for the three months ended September 30, 2005 and 2006, respectively, and was $37.3 million and $42.4 million for the nine months ended September 30, 2005 and 2006, respectively.

Assets held for sale

In March 2005, the Company sold a building and land located in Lyon, France for net proceeds of $5.1 million. This transaction resulted in a gain of approximately $3.8 million included as a component of the net gain on dispositions of assets in the accompanying statement of operations for the nine months ended September 30, 2005.

In October 2006, the Company sold a building and land located in Riems, France for net proceeds of $0.8 million. This transaction is expected to result in a gain of approximately $0.2 million.  The net book value of the related assets of $0.6 million is classified as an asset held for sale on the accompanying September 30, 2006 consolidated balance sheet.

Capitalized network construction labor and related costs

The Company capitalized salaries and related benefits of employees working directly on the construction and build-out of its network of $0.5 million and $0.4 million for the three months ended September 30, 2005 and 2006, respectively, and $1.7 million and $1.6 million for the nine months ended September 30, 2005 and 2006, respectively.

4.              Intangible assets:

Intangible assets are being amortized over periods ranging from 12 to 60 months. Amortization expense was $1.6 million and $1.3 million for the nine months ended September 30, 2005 and 2006, respectively.

5.              Accrued liabilities:

Paris office lease—restructuring charges

In 2004, the French subsidiary of Cogent Europe re-located its Paris headquarters. A reconciliation of the amounts related to these contract termination costs is as follows (in thousands):

Restructuring accrual
Balance—December 31, 2005	$1,552
Amortization of discount	98
Effect of exchange rates	49
Amounts paid	(960)
Balance—September 30, 2006 (included in accrued liabilities)	$739

Acquired lease obligations

In December 2004, the Company accrued for the net present value of estimated cash flows for amounts related to leases of abandoned facilities acquired in its Verio acquisition.  In August 2006, the Company placed one of these facilities into service and reversed the associated liability resulting in an increase to other income of approximately $0.4 million.  A reconciliation of the amounts related to these contract termination costs is as follows (in thousands):

Lease accrual
Assumed obligation—balance December 31, 2005	$2,720
Amortization of discount	123
Facility placed into service — included in other income	(395)
Amounts paid	(574)
Balance—September 30, 2006	1,874
Current portion (included in accrued liabilities)	(499)
Long term portion (included in other long term liabilities)	$1,375

6.              Long term debt:

Credit facility

The Company has a credit facility with a commercial bank that provides for borrowings up to $20.0 million. The credit facility matures on January 31, 2007 and is secured by a first priority lien on the Company’s accounts receivable and on a majority of the Company’s other assets. The borrowing base is determined primarily by the aging characteristics related to the Company’s accounts receivable and the amount of the Company’s cash held at the commercial bank. In March 2005, the Company borrowed $10.0 million that was repaid in June 2005. Borrowings under the credit facility accrue interest at the prime rate plus 1.5% and may, in certain circumstances, be reduced to the prime rate plus 0.5%. Interest is paid monthly. The line includes an unused facility fee of 0.375% and a 0.75% prepayment penalty. The agreements governing the credit facility contain certain customary representations and warranties, covenants, notice provisions and events of default including a requirement to maintain a certain percentage of the Company’s unrestricted cash with the commercial bank and financial covenants based upon the Company’s operating performance and capital expenditures. There have been no amounts borrowed since June 2005 and no amounts outstanding under the credit facility at September 30, 2006.

Gains on capital lease restructurings

 In September 2005, Cogent Spain negotiated modifications to an IRU capital lease that reduced its quarterly IRU lease payments and extended the lease term. The modification to the IRU capital lease resulted in a gain of approximately $0.8 million recorded in the three months ended September 30, 2005. In September 2006, Cogent Spain negotiated modifications to another IRU capital lease that reduced its IRU lease payments and extended the lease term. The modification to this IRU capital lease resulted in a gain of approximately $0.3 million recorded in the three months ended September 30, 2006.  These transactions resulted in gains since the differences between the carrying values of the old IRU obligations and the net present value of the new IRU obligations were greater than the carrying values of the related IRU assets.

7.              Contingencies:

Current and potential litigation

The Company is involved in disputes with certain telephone companies that provide it local circuits or leased optical fibers.  The total amount claimed by these vendors is $1.5 million. The Company does not believe any of these amounts are owed to these providers and intends to vigorously defend its position and believes that it has adequately reserved for this liability.

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

8.              Related party transactions:

The Company’s headquarters is located in an office building owned by an entity controlled by the Company’s Chief Executive Officer, Dave Schaeffer. The Company pays approximately $38,000 per month in rent and common charges.

The Company has entered into an agency sales and mutual marketing agreement with a company owned indirectly by one of the Company’s directors, Kenneth Peterson. This company is also a customer and the Company has billed and recorded revenue from this customer of approximately $4,000 per month since January 2004.

The Company uses transatlantic and other circuits provided by a company owned by one of its directors, Kenneth Peterson. The Company pays approximately $54,000 per month to this company for these services.

In November 2003, approximately 90% of the stock of LNG, the then parent company of Cogent Europe was acquired by Symposium Inc. (“Symposium”) a Delaware corporation.  The Company’s Chief Executive Officer, Dave Schaeffer, owns 100% of Symposium. Symposium operates as a holding company. Its subsidiaries that have not been sold hold assets related to their former telecommunications operations (which operations have been terminated). In August 2006, the Company paid approximately $100,000 in professional fees related to Symposium.

9.              Segment information:

The Company operates as one operating segment. Below are the Company’s net service revenues and long lived assets by geographic region (in thousands):

Net Revenues	Three Months Ended September 30, 2005	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2006
North America	$27,037	$29,930	$81,448	$85,519
Europe	6,735	8,024	20,542	23,037
Total	$33,772	$37,954	$101,990	$108,556

Long lived assets, net	December 31, 2005	September 30, 2006
North America	$252,343	$231,692
Europe	42,998	41,303
Total	$295,341	$272,995

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

General Overview

We are a leading facilities-based provider of low-cost, high-speed Internet access and Internet Protocol (“IP”) communications services. Our network is specifically designed and optimized to transmit data using IP. IP networks are significantly less expensive to operate and are able to achieve higher performance levels than the traditional circuit-switched networks used by our competitors, thus giving us cost and performance advantages in our industry. We deliver our services to small and medium-sized businesses, communications service providers and other bandwidth-intensive organizations through over 11,370 customer connections in North America and Western Europe. Our primary on-net service is Internet access at a speed of 100 Megabits per second, much faster than typical Internet access currently offered to businesses. We offer this on-net service exclusively through our own facilities, which run all the way to our customers’ premises.

Our network is comprised of in-building riser facilities, metropolitan optical fiber networks, metropolitan traffic aggregation points and inter-city transport facilities. The network is physically connected entirely through our facilities to over 1,090 buildings in which we provide our on-net services. These buildings include over 850 multi-tenant office buildings and over 240 carrier neutral data centers. Because of our integrated network architecture, we are not dependent on local telephone companies to serve our on-net customers. We emphasize the sale of on-net services because we believe we have a competitive advantage in providing these services and our sales of these services generate higher gross profit margins than our other service offerings.

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

We have grown our net service revenue from $33.8 million for the three months ended September 30, 2005 to $38.0 million for the three months ended September 30, 2006 and from $102.0 million for the nine months ended September 30, 2005 to $108.6 million for the nine months ended September 30, 2006. Our revenues include revenues from customers generated by our sales and marketing efforts and customers obtained through strategic acquisitions.

Our on-net, off-net and non-core services comprised 59.8%, 31.2% and 9.0% of our net service revenue, respectively, for the three months ended September 30, 2005 and 72.4%, 21.8% and 5.8% for the three months ended September 30, 2006. While we target our sales and marketing efforts at increasing on-net customers, customers we added through acquisitions have affected the mix of on-net and off-net revenues. We expect the percentage of on-net revenues to continue to increase as a percentage of total revenues.

We have grown our gross profit, excluding equity-based compensation expense from $12.3 million for the three months ended September 30, 2005 to $18.6 million for the three months ended September 30, 2006 and from $36.2 million for the nine months ended September 30, 2005 to $48.8 million for the nine months ended September 30, 2006. Our gross profit margin has expanded from 36.4% for the three months ended September 30, 2005 to 49.0% for the three months ended September 30, 2006 and from 35.5% for the nine months ended September 30, 2005 to 44.9% for the nine months ended September 30, 2006. We determine gross profit by subtracting network operations expenses (excluding equity-based compensation expense) from our net service revenue. We have not allocated depreciation and amortization expense to our network operations expense. We believe that our gross profit will benefit and continue to expand as we are allocating the majority of our sales and marketing resources toward obtaining additional on-net customers as sales of these services generate higher gross profit margins than our off-net and non-core services. We believe that as we add on-net customers we incur minimal incremental network operation expenses.

Due to our strategic acquisitions of network assets and equipment, we believe we are positioned to grow our revenue base and profitability without significant additional capital investments. We continue to deploy network equipment to parts of our network to maximize the utilization of our assets. We believe that our future capital expenditures will be based primarily on our planned expansion of on-net buildings and the concentration and growth of our customer base. We plan to increase our number of on-net buildings to approximately 1,100 by December 31, 2006 from 1,094 at September 30, 2006.

Historically, our operating expenses have exceeded our net service revenue resulting in operating losses. Our operating expenses consist primarily of the following:

•                   Network operations expenses, which consist primarily of the cost of leased circuits, sites and facilities; telecommunications license agreements, maintenance expenses, and salaries of, and expenses related to, employees who are directly involved with maintenance and operation of our network.

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

Three Months Ended September 30, 2005 Compared to the Three Months Ended September 30, 2006

The following summary table presents a comparison of our results of operations for the three months ended September 30, 2005 and 2006 with respect to certain key financial measures. The comparisons illustrated in the table are discussed in greater detail below.

	Three months ended September 30,
	2005	2006	Percent Change
	(in thousands)
Net service revenue	$33,772	$37,954	12.4%
Network operations expenses (1)	21,495	19,353	(10.0)%
Gross profit (2)	12,277	18,601	51.5%
Selling, general, and administrative expenses (3)	10,176	11,749	15.5%
Restructuring charge	1,319	—	(100.0)%
Equity-based compensation expense	3,164	2,619	(17.2)%
Depreciation and amortization expenses	12,432	14,878	19.7%
Gain on capital lease restructurings	844	255	(69.8)%
Net loss	(16,106)	(11,854)	(26.4)%

(1)             Excludes equity-based compensation expenses of $95 and $79 in the three months ended September 30, 2005 and 2006, respectively, which, if included would have resulted in a period-to-period change of (10.0)%.

(2)             Excludes equity-based compensation expenses of $95 and $79 in the three months ended September 30, 2005 and 2006, respectively, which if included would have resulted in a period-to-period change of 52.0%.

(3)             Excludes equity-based compensation expenses of $3,069 and $2,540 in the three months ended September 30, 2005 and 2006, respectively, which, if included would have resulted in a period-to-period change of 7.9%.

Net Service Revenue. Our net service revenue increased 12.4% from $33.8 million for the three months ended September 30, 2005 to  $38.0 million for the three months ended September 30, 2006. For the three months ended September 30, 2005 and 2006, on-net, off-net and non-core revenues represented 59.8%, 31.2% and 9.0% and 72.4%, 21.8% and 5.8% of our net service revenues, respectively.

Our on-net revenues increased 36.1% from $20.2 million for the three months ended September 30, 2005 to $27.5 million for the three months ended September 30, 2006. Our on-net revenues increased as we increased the number of our on-net customer connections from approximately 4,100 at September 30, 2005 to approximately 6,900 at September 30, 2006. On-net customer connections increased at a greater rate than on-net revenues due to a decline in the revenue per on-net customer connection. This decline is partly attributed to a shift in the customer connection mix. Due to the increase in the size of our sales force, we are now able to focus not only on customers who purchase high-bandwidth connections, as we have done historically, but also on customers who purchase lower-bandwidth connections. We expect to continue to focus our sales efforts on such a broad mix of customers. We believe that our on-net revenues as a percentage of total revenues will continue to increase as we are allocating the majority of our sales and marketing resources toward obtaining additional on-net customers. Our off-net revenues decreased 21.4% from $10.6 million for the three months ended September 30, 2005 to $8.3 million for the three months ended September 30, 2006 primarily because our December 2004 acquisition of off-net customers from Verio resulted in a substantial increase in the number of our off-net customers and many of these acquired customers have either cancelled service or re-priced their contracts at lower rates. Our off-net customer connections declined from approximately 4,100 at September 30, 2005 to approximately 3,400 at September 30, 2006. We expect that the net loss of off-net customer connections will continue. Our non-core revenues decreased 27.8% from $3.0 million for the three months ended September 30, 2005 to $2.2 million for the three months ending September 30, 2006. The number of our non-core customer connections declined from approximately 1,400 at September 30, 2005 to approximately 1,100 at September 30, 2006. We do not actively market these acquired non-core services and expect that the net service revenue associated with them will continue to decline.

Network Operations Expenses. Our network operations expenses, excluding equity-based compensation expense, decreased 10.0% from $21.5 million for the three months ended September 30, 2005 to $19.4 million for the three months ended September 30, 2006. The decrease is primarily attributable to a decline in leased circuit costs related to the decline in off-net revenues. We provide Internet connectivity to our off-net customers using other carriers’ facilities to provide the last mile portion of the link from our customers’ premises to our network and incur leased circuit costs to provide these services.

Gross Profit. Our gross profit, excluding equity-based compensation expense, increased 51.5% from $12.3 million for the three months ended September 30, 2005 to $18.6 million for the three months ended September 30, 2006. We determine gross profit by subtracting network operations expenses from our net service revenue (excluding equity-based compensation expense) and do not allocate depreciation and amortization expense to our network operations expense. The increase is primarily attributed to the increase in higher gross margin on-net revenues as a percentage of net service revenue. Our gross profit margin expanded from 36.4% for the three months ended September 30, 2005 to 49.0% for the three months ended September 30, 2006. Our gross profit has benefited from the limited incremental expenses associated with providing service to an increasing number of on-net customers and the decline in off-net revenues which carry a lower gross margin due to the associated leased circuit required to provide this service. Our gross profit margin may be impacted by the timing and amounts of disputed circuit costs. We generally record these disputed amounts when billed by the vendor and reverse these amounts when the vendor credit has been received or the dispute has been otherwise resolved. We believe that our gross profit margin will continue to increase as we are allocating the majority of our sales and marketing resources toward obtaining additional on-net customers and as sales of these services generate higher gross profit margins than our off-net and non-core services.

Selling, General, and Administrative Expenses. Our SG&A expenses, excluding equity-based compensation expense, increased 15.5% from $10.2 million for the three months ended September 30, 2005 to $11.7 million for the three months ended September 30, 2006. SG&A expenses increased primarily from the increase in salaries and related costs required to support our expanding sales and marketing efforts.

Equity-based Compensation Expense. Equity-based compensation expense is related to restricted stock and stock options. The total equity-based compensation expense decreased 17.2% from $3.2 million for the three months ended September 30, 2005 to $2.6 million for the three months ending September 30, 2006. The decrease is primarily attributed to a $0.9 million decrease in equity based compensation expense associated with the amortization of certain 2003 restricted stock grants which ended  in August 2006 when these shares became fully vested.  Equity-based compensation expense for the three months ended September 30, 2006 includes $0.1 million in compensation costs associated with the adoption of Statement No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”) on January 1, 2006 using the modified-prospective-transition method.  As of September 30, 2006 there was approximately $4.8 million of total unrecognized compensation cost related to non-vested equity-based compensation awards. That cost is expected to be recognized over a weighted average period of approximately twenty-five months.

Depreciation and Amortization Expenses. Our depreciation and amortization expense increased 19.7% from $12.4 million for the three months ended September 30, 2005 to $14.9 million for the three months ended September 30, 2006 due to an increase in deployed fixed assets.

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

Gains on capital lease restructurings.  In September 2005, Cogent Spain negotiated modifications to an IRU capital lease that reduced its quarterly IRU lease payments and extended the lease term. The modification to the IRU capital lease resulted in a gain of approximately $0.8 million recorded in the three months ended September 30, 2005. In September 2006, Cogent Spain negotiated modifications to another IRU capital lease that reduced its quarterly IRU lease payments and extended the lease term. The modification to this IRU capital lease resulted in a gain of approximately $0.3 million recorded in the three months ended September 30, 2006.  These transactions resulted in gains since the difference between the carrying values of the old IRU obligations and the net present values of the new IRU obligations were greater than the carrying values of the related IRU assets.

Net Loss. Our net loss was $16.1 million for the three months ended September 30, 2005 as compared to a net loss of $11.9 million for the three months ended September 30, 2006. Our net loss decreased by $4.3 million primarily due to a $6.3 million increase in our gross profit partially offset by a $1.6 million increase in SG&A, and a $2.5 million increase in depreciation and amortization expense.   Included in net loss for the three months ended September 30, 2005 is a $1.3 million restructuring charge.

Buildings On-net. As of September 30, 2005 and 2006 we had a total of 1,026 and 1,094 on-net buildings connected to our network, respectively.

Nine Months Ended September 30, 2005 Compared to the Nine Months Ended September 30, 2006

The following summary table presents a comparison of our results of operations for the nine months ended September 30, 2005 and 2006 with respect to certain key financial measures. The comparisons illustrated in the table are discussed in greater detail below.

	Nine months ended September 30,
	2005	2006	Percent Change
	(in thousands)
Net service revenue	$101,990	$108,556	6.4%
Network operations expenses (1)	65,831	59,766	(9.2)%
Gross profit (2)	36,159	48,790	34.9%
Selling, general, and administrative expenses (3)	30,567	34,128	11.6%
Restructuring charge	1,319	—	(100.0)%
Equity-based compensation expense	9,535	9,490	(0.5)%
Depreciation and amortization expenses	38,908	43,679	12.3%
Gains on dispositions of assets, net	3,372	—	(100.0)%
Gain on Cisco debt repayment and capital lease restructurings	1,686	255	(84.9)%
Net loss	(47,230)	(43,786)	(7.3)%

(1)             Excludes equity-based compensation expenses of $286 and $285 in the nine months ended September 30, 2005 and 2006, respectively, which, if included would have resulted in a period-to-period change of (9.2)%.

(2)             Excludes equity-based compensation expenses of $286 and $285 in the nine months ended September 30, 2005 and 2006, respectively, which if included would have resulted in a period-to-period change of 35.2%.

(3)             Excludes equity-based compensation expenses of $9,249 and $9,205 in the nine months ended September 30, 2005 and 2006, respectively, which, if included would have resulted in a period-to-period change of 8.8%.

Net Service Revenue. Our net service revenue increased 6.4% from $102.0 million for the nine months ended September 30, 2005 to  $108.6 million for the nine months ended September 30, 2006. For the nine months ended September 30, 2005 and 2006, on-net, off-net and non-core revenues represented 56.2%, 34.3% and 9.5% and 69.4%, 23.9% and 6.7% of our net service revenues, respectively.

Our on-net revenues increased 31.3% from $57.3 million for the nine months ended September 30, 2005 to $75.3 million for the nine months ended September 30, 2006. Our on-net revenues increased as we increased the number of our on-net customer connections from approximately 4,100 at September 30, 2005 to approximately 6,900 at September 30, 2006. On-net customer connections increased at a greater rate than on-net revenues due to a decline in the revenue per on-net customer connection. This decline is partly attributed to a shift in the customer connection mix. Due to the increase in the size of our sales force, we are now able to focus not only on customers who purchase high-bandwidth connections, as we have done historically, but also on customers who purchase lower-bandwidth connections. We expect to continue to focus our sales efforts on such a broad mix of customers. We believe that our on-net revenues as a percentage of total revenues will continue to increase as we are allocating the majority of our sales and marketing resources toward obtaining additional on-net customers. Our off-net revenues decreased 25.8% from $35.0 million for the nine months ended September 30, 2005 to $26.0 million for the nine months ended September 30, 2006 primarily because our December 2004 acquisition of off-net customers from Verio resulted in a substantial increase in the number of our off-net customers and many of these acquired customers have either cancelled service or re-priced their contracts at lower rates. Our off-net customer connections declined from approximately 4,100 at September 30, 2005 to approximately 3,400 at September 30, 2006. We expect that the net loss of off-net customer connections will continue. Our non-core revenues decreased 24.7% from $9.6 million for the nine months ended September 30, 2005 to $7.3 million for the nine months ending September 30, 2006. The number of our non-core customer connections declined from approximately 1,400 at September 30, 2005 to approximately 1,100 at September 30, 2006. We do not actively market these acquired non-core services and expect that the net service revenue associated with them will continue to decline.

Network Operations Expenses. Our network operations expenses, excluding equity-based compensation expense, decreased 9.2% from $65.8 million for the nine months ended September 30, 2005 to $59.8 million for the nine months ended September 30, 2006. The decrease is primarily attributable to a decline in leased circuit costs related to the decline in off-net revenues. We provide Internet connectivity to our off-net customers using other carriers’ facilities to provide the last mile portion of the link from our customers’ premises to our network and incur leased circuit costs to provide these services.

Gross Profit. Our gross profit, excluding equity-based compensation expense, increased 34.9% from $36.2 million for the nine months ended September 30, 2005 to $48.8 million for the nine months ended September 30, 2006. We determine gross profit by subtracting network operations expenses from our net service revenue (excluding equity-based compensation expense) and do not allocate depreciation and amortization expense to our network operations expense. The increase is primarily attributed to the increase in higher gross margin on-net revenues as a percentage of net service revenue. Our gross profit margin expanded from 35.5% for the nine months ended September 30, 2005 to 44.9% for the nine months ended September 30, 2006. Our gross profit has benefited from the limited incremental expenses associated with providing service to an increasing number of on-net customers and the decline in off-net revenues which carry a lower gross margin due to the associated leased circuit required to provide this service. Our gross profit margin may be impacted by the timing and amounts of disputed circuit costs. We generally record these disputed amounts when billed by the vendor and reverse these amounts when the vendor credit has been received or the dispute has been otherwise resolved. We believe that our gross profit margin will continue to increase as we are allocating the majority of our sales and marketing resources toward obtaining additional on-net customers and as sales of these services generate higher gross profit margins than our off-net and non-core services.

Selling, General, and Administrative Expenses. Our SG&A expenses, excluding equity-based compensation expense, increased 11.6% from $30.6 million for the nine months ended September 30, 2005 to $34.1 million for the nine months ended September 30, 2006. SG&A expenses increased primarily from the increase in salaries and related costs required to support our expanding sales and marketing efforts partly offset by a reduction in bad debt expense.

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

Equity-based Compensation Expense. Equity-based compensation expense is related to restricted stock and stock options. The total equity-based compensation expense was $9.5 million for the nine months ended September 30, 2005 and $9.5 million for the nine months ending September 30, 2006. Equity based compensation expense for the nine months ended September 30, 2006 includes $0.4 million in compensation costs associated with the adoption of Statement No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”) on January 1, 2006 using the modified-prospective-transition method.  As of September 30, 2006 there was approximately $4.8 million of total unrecognized compensation cost related to non-vested equity-based compensation awards. That cost is expected to be recognized over a weighted average period of approximately twenty-five months.

Depreciation and Amortization Expenses. Our depreciation and amortization expense increased 12.3% from $38.9 million for the nine months ended September 30, 2005 to $43.7 million for the nine months ended September 30, 2006 due to an increase in deployed fixed assets.

Gain on Cisco Debt Repayment and Capital Lease Restructurings.   Our $17.0 million Cisco note was subject to mandatory prepayment in full upon the completion of an equity financing in excess of $30.0 million.  Our June 2005 public offering resulted in proceeds in excess of $30.0 million; as a result, in June 2005 we repaid the $17.0 million Cisco note. The repayment of the Cisco note resulted in a gain of $0.8 million representing the amount of the estimated future interest.

In September 2005, Cogent Spain negotiated modifications to an IRU capital lease that reduced its quarterly IRU lease payments and extended the lease term. The modification to the IRU capital lease resulted in a gain of approximately $0.8 million recorded in the nine months ended September 30, 2005. In September 2006, Cogent Spain negotiated modifications to another IRU capital lease that reduced its quarterly IRU lease payments and extended the lease term. The modification to this IRU capital lease resulted in a gain of approximately $0.3 million recorded in the nine months ended September 30, 2006.  These transactions resulted in gains since the differences between the carrying values of the old IRU obligations and the net present values of the new IRU obligations were greater than the carrying values of the related IRU assets.

Gains on Disposition of Assets. In March 2005, we sold our building and land located in Lyon, France for net proceeds of $5.1 million. This transaction resulted in a gain of approximately $3.8 million recorded in the nine months ended September 30, 2005.

Net Loss. Our net loss was $47.2 million for the nine months ended September 30, 2005 as compared to a net loss of $43.8 million for the nine months ended September 30, 2006. Our net loss decreased by $3.4 million primarily due to a $12.6 million increase in our gross profit and a $2.6 million reduction in net interest and other expenses that was partly offset by $3.6 million and $4.8 million increase in SG&A and depreciation and amortization expense, respectively. Included in net loss for the nine months ended September 30, 2005 are $1.7 million of gains related to the repayment of our Cisco note and capital lease restructuring and a $3.4 million net gain related to asset sales. Included in net loss for the nine months ended September 30, 2006 is a $0.3 million of gain related to a capital lease restructuring.

Buildings On-net. As of September 30, 2005 and 2006 we had a total of 1,026 and 1,094 on-net buildings connected to our network, respectively.

Liquidity and Capital Resources

In assessing our liquidity, management reviews and analyzes our current cash balances on-hand, short-term investments, accounts receivable, accounts payable, capital expenditure commitments, and required capital lease and debt payments and other obligations.

Cash Flows

The following table sets forth our consolidated cash flows for the nine months ended September 30, 2005 and nine months ended September 30, 2006.

	Nine months ended September 30,
(in thousands)	2005	2006
Net cash (used in) provided by operating activities	$(6,322)	$4,825
Net cash used in investing activities	(11,999)	(16,645)
Net cash provided by financing activities	40,664	30,523
Effect of exchange rates on cash	(632)	428
Net increase in cash and cash equivalents during period	21,711	19,131

Net Cash (Used In) Provided By Operating Activities.  Our primary source of operating cash is receipts from our customers who are billed on a monthly basis for our services. Our primary uses of operating cash are payments made to our vendors and employees.   Net cash used in operating activities was $6.3 million for the nine months ended September 30, 2005 compared to net cash provided by operating activities of $4.8 million for the nine months ended September 30, 2006. The decline in cash used in operating activities is due to a decrease in our net loss plus non-cash items from a negative $2.5 million for the nine months ended September 30, 2005 compared to a positive

$10.7 million for the nine months ended September 30, 2006. Changes in operating assets and liabilities were a use of cash of $3.8 million for the nine months ended September 30, 2005 and a use of cash of $5.9 million for the nine months ended September 30, 2006. Non-cash items include depreciation and amortization and other gains.

Net Cash Used In Investing Activities.   Net cash used in investing activities was $12.0 million for the nine months ended September 30, 2005 and $16.6 million for the nine months ended September 30, 2006. Our primary uses of investing cash for the nine months ended September 30, 2005 were $12.1 million for the purchases of property and equipment, $4.0 million for restricted cash required as a covenant under our credit facility, and $0.9 million for the final payment under our purchase of network assets in Germany. Our primary use of investing cash for the nine months ended September 30, 2006 was $17.9 million for the purchases of property and equipment. Our primary source of investing cash for the nine months ended September 30, 2005 was $5.1 million from the proceeds from the sale of our land and building in Lyon, France. Our primary sources of investing cash for the nine months ended September 30, 2006 was $1.2 million from the maturities of short-term investments.

Net Cash Provided By Financing Activities.   Net cash provided by financing activities was $40.7 million for the nine months ended September 30, 2005 and $30.5 million for the nine months ended September 30, 2006. Our primary sources of financing cash for the nine months ended September 30, 2005 were $63.7 million of net proceeds from a public offering of common stock, $10.0 million of cash borrowed under our credit facility and $10.0 million borrowed under a subordinated note. Our primary sources of financing cash for the nine months ended September 30, 2006 was $36.5 million of net proceeds from a public offering of common stock. Our primary uses of financing cash for the nine months ended September 30, 2005 were $6.1 million of principal payments under our capital lease obligations, $10.0 million of principal payments made on our credit facility, $10.0 million repayment of a subordinated note due to Columbia Ventures, a related party, and $17.0 million repayment of a note due to Cisco Capital.  Our primary use of financing cash for the nine months ended September 30, 2006 was $6.1 million of principal payments under our capital lease obligations.

Cash Position and Indebtedness

Our total indebtedness, net of discount, at September 30, 2006 was $97.4 million and our total cash and cash equivalents and short-term investments were $49.1 million, $0.1 million of which is restricted. Our total indebtedness at September 30, 2006 includes $89.1 million of capital lease obligations for dark fiber primarily under 15-25 year IRUs, of which approximately $6.3 million is considered a current liability.

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

Credit Facility

On March 9, 2005, we entered into a $10.0 million credit facility with a commercial bank. Our accounts receivable and our other assets secure the credit facility. In December 2005, we modified the credit facility, which increased the available borrowings to up to $20.0 million and removed a $4.0 million restricted cash covenant, among other revisions. The borrowing base is determined primarily by the aging characteristics related to our accounts receivable and the amount of our cash held by the commercial bank. Borrowings under the credit facility accrue interest at the prime rate plus 1.5% and may, in certain circumstances, be reduced to the prime rate plus 0.5%. Our obligations under the credit facility are guaranteed by our material domestic subsidiaries. As of September 30, 2006 and since June 2005 there were no amounts outstanding under the credit facility.

Convertible Subordinated Notes

Our 7.5% $10.2 million convertible subordinated notes are due on June 15, 2007.  These notes are convertible at the option of the holders into approximately 1,050 shares of our common stock. Interest is payable semiannually on June 15 and December 15, and is payable, at our election, in either cash or registered shares of our common stock. To date we have paid all interest in cash.

Future Capital Requirements

We believe that our cash on hand and cash from operations will be adequate to meet our working capital, capital expenditure, debt service and other cash requirements if we execute our business plan. Our business plan includes increasing our number of on-net buildings to approximately 1,100 by December 31, 2006 from 1,094 at September 30, 2006 and continuing to substantially increase our number of sales representatives and our marketing efforts in 2006 and 2007. Our business plan also assumes, among other things, the following:

•               our ability to continue to increase the size of our on-net customer base;

•               our ability to maintain our recent sales productivity performance and incremental sales product mix;

•               our ability to locate and hire sales representatives according to our plan;

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

ITEM 2.                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.                     DEFAULTS UPON EQUITY SECURITIES.

None.

ITEM 4.                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.                     OTHER INFORMATION.

None.

ITEM 6.                     EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer (filed herewith)
31.2*	Certification of Chief Financial Officer (filed herewith)
32.1+	Certification of Chief Executive Officer (filed herewith)
32.2+	Certification of Chief Financial Officer (filed herewith)

*                    Filed herewith.

+                    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 7, 2006	COGENT COMMUNICATIONS GROUP, INC.

	By:	/s/ David Schaeffer
	Name:	David Schaeffer
	Title:	Chairman of the Board and Chief Executive Officer

Date: November 7, 2006	By:	/s/ Thaddeus G. Weed
	Name:	Thaddeus G. Weed
	Title:	Chief Financial Officer
(Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer (filed herewith)
31.2*	Certification of Chief Financial Officer (filed herewith)
32.1+	Certification of Chief Executive Officer (filed herewith)
32.2+	Certification of Chief Financial Officer (filed herewith)

*                    Filed herewith.

+                    Furnished herewith.