Form 10-K
period 2006-12-31
COGENT COMMUNICATIONS GROUP INC
filed 2007-03-14
CIK 1158324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2006

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                    to

Commission file number 1-31227

COGENT COMMUNICATIONS GROUP, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	52-2337274
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)
1015 31st Street N.W.
Washington, D.C.	20007
(Address of Principal Executive Offices)	(Zip Code)

(202) 295-4200

Registrant’s Telephone Number, Including Area Code

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.001 per share

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

The number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of March 1, 2007 was 49,005,223.

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing price of $9.37 per share on June 30, 2006 as reported by the NASDAQ National Market was approximately $263.6 million.

COGENT COMMUNICATIONS GROUP, INC.
FORM 10-K ANNUAL REPORT

FOR THE YEAR ENDED DECEMBER 31, 2006

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the registrant’s 2007 annual shareholders meeting are incorporated by reference in Part III of this Form 10-K.

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

PART I

ITEM 1.                BUSINESS

Overview

We are a leading facilities-based provider of low-cost, high-speed Internet access and Internet Protocol, or IP, communications services. Our network is specifically designed and optimized to transmit data using IP. We deliver our services to small and medium-sized businesses, communications service providers and other bandwidth-intensive organizations through approximately 12,300 customer connections in North America and Europe.

Our primary on-net service is Internet access at a speed of 100 Megabits per second, much faster than typical Internet access currently offered to businesses. We offer this on-net service exclusively through our own facilities, which run all the way to our customers’ premises. Because of our integrated network architecture, we are not dependent on local telephone companies to serve our on-net customers. Our typical customers in multi-tenant office buildings are law firms, financial services firms, advertising and marketing firms and other professional services businesses. We also provide on-net Internet access to certain bandwidth-intensive users such as universities, other ISPs and commercial content providers at speeds of up to ten Gigabits per second. For the years ended December 31, 2006, 2005 and 2004 our on-net customers generated 70.6%, 57.9% and 63.5%, respectively, of our total net service revenue.

In addition to providing our on-net services, we also provide Internet connectivity to customers that are not located in buildings directly connected to our network. We serve these off-net customers using other carriers’ facilities to provide the “last mile” portion of the link from our customers’ premises to our network. For the years ended December 31, 2006, 2005 and 2004, our off-net customers generated 23.1%, 33.0%, and 24.4%, respectively, of our total net service revenue.

Non-core services are those services we acquired and continue to support but do not actively sell. For the years ended December 31, 2006, 2005 and 2004, non-core services generated 6.3% and 9.1% and 12.1%, respectively, of our total net service revenue.

We also operate 28 data centers comprising over 250,000 square feet throughout North America and Europe that allow customers to co-locate their equipment and access our network.

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

Our Strategy

We intend to become the leading provider of high quality Internet access and IP communications services and to continue to improve our profitability and cash flow. The principal elements of our strategy include:

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

Our network serves 90 metropolitan markets in North America and Europe and encompasses:

•       over 850 multi-tenant office buildings strategically located in commercial business districts;

•       over 240 carrier-neutral Internet aggregation facilities, data centers and single-tenant buildings;

•       over 200 intra-city networks consisting of over 9,800 fiber miles;

•       an inter-city network of more than 23,000 fiber route miles; and

•       multiple leased high-capacity transatlantic circuits connecting the North American and European portions of our network.

We have created our network by acquiring optical fiber from carriers with large amounts of unused fiber and directly connecting Internet routers to the existing optical fiber national backbone. We have expanded our network through key acquisitions of financially distressed companies or their assets at a significant discount to their original cost. Due to our network design and acquisition strategy, we believe we are positioned to grow our revenue and increase profitability with limited incremental capital expenditures. We expect our 2007 capital expenditure rate to be similar to the rate we experienced in 2006.

Inter-city Networks

Our inter-city network consists of optical fiber connecting major cities in North America and Europe. The North American and European portions of our network are connected by transatlantic circuits. Our network was built by acquiring from various owners of fiber optic networks the right to use one or two strands of optical fiber out of the multiple fibers owned by the carrier. We have installed the optical and electronic equipment necessary to amplify, regenerate, and route the optical signals along these networks. We have the right to use the fiber under long term agreements. We pay these providers fees for the maintenance of the optical fiber and provide our own equipment maintenance. The larger providers of our inter-city optical fiber are WilTel (now part of Level 3) in the United States, LDCOM (now part of Neuf Cegetel in France, MTI in Germany, Telia Sonera in Europe, and RENFE (adif) in Spain.

Intra-city Networks

In each metropolitan area in which we provide high-speed on-net Internet access service, our backbone network is connected to a router connected to one or more of our metropolitan optical networks. We create our intra-city networks by obtaining the right to use optical fiber from carriers with large amounts of unused capacity. These metropolitan networks consist of optical fiber that runs from the central router in a market into routers located in on-net buildings. In most cases the metropolitan fiber runs in a ring architecture, which provides redundancy so that if the fiber is cut, data can still be transmitted to the central router by directing traffic in the opposite direction around the ring. The router in the building provides a connection to each on-net customer.

Within the cities where we offer off-net Internet access service, we lease circuits from telecommunications carriers, primarily local telephone companies, to provide the last mile connection to the customer’s premises. Typically, these circuits are aggregated at various locations in those cities onto higher-capacity leased circuits that ultimately connect the local aggregation route to our network.

In-Building Networks

In office buildings where we provide service to multiple tenants we connect our routers to a cable containing 12 to 288 optical fiber strands that typically run from our equipment in the basement of the building through the building riser to the customer location. Service for customers is initiated by connecting a fiber optic cable from a customer’s local area network to the infrastructure in the building riser. The customer then has dedicated and secure access to our network using an Ethernet connection. Ethernet is the lowest cost network connection technology and is used almost universally for the local area networks that businesses operate.

Internetworking

The Internet is an aggregation of interconnected networks. We interconnect our network with most major and hundreds of minor Internet Service Providers, or ISPs, at approximately 70 locations. We interconnect our network through public and private peering arrangements. Public peering is the means by which ISPs have traditionally connected to each other at central, public facilities. Larger ISPs also exchange traffic and interconnect their networks by means of direct private connections referred to as private peering.

Peering agreements between ISPs are necessary in order for them to exchange traffic. Without peering agreements, each ISP would have to buy Internet access from every other ISP in order for its customer’s traffic, such as email, to reach and be received from customers of other ISPs. We are considered a Tier 1 ISP and, as a result, have settlement-free peering arrangements with most other providers. This allows us to exchange traffic with those ISPs without payment by either party. In such arrangements, each party exchanging traffic bears its own cost of delivering traffic to the point at which it is handed off to the other party. We also engage in public peering arrangements in which each party also pays a fee to the owner of routing equipment that operates as the central exchange for all the participants. We do not treat our settlement-free peering arrangements as generating revenue or expense related to the traffic exchanged. Where we do not have settlement-free peering connection with an ISP, we exchange traffic through an intermediary, whereby such intermediary receives payment from us. Approximately 3% of our traffic is handled this way.

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

The table below shows our primary service offerings:

On-Net Services	Bandwidth (Mbps)
Fiber500	0.5
Two Meg	2.0
Fast Ethernet	100
Gigabit Ethernet	1,000
10 Gigabit Ethernet	10,000
Colocation with Internet Access	2 to 10,000
Point-to-Point	1.5 to 10,000
Off-Net Services
T1 or E1	1.5 or 2.0
T3 or E3	45 or 34
Ethernet	10, 100 or 1,000

We offer on-net services in 79 metropolitan markets. We serve over 1,100 buildings of which more than 960 are located in North America with the remainder located in Europe. Our most popular on-net service in North America is our Fast Ethernet service, which provides Internet access at 100 megabits per second. We typically offer our Fast Ethernet (Internet access) service to our small and medium-sized business customers at $1,000 a month for month-to-month service. We offer lower prices for longer term commitments—typically $900 per month for a one year term and $800 per month for a two year term. We also offer Internet access services at higher speeds of up to ten Gigabits per second. These services are generally used by customers that have businesses, such as web hosting, that are Internet based and are generally delivered at data centers and carrier hotels. We believe that, on a per-Megabit basis, this service offering is one of the lowest priced in the marketplace. We also offer colocation services in 28 locations in North America and Europe. This service offers Internet access combined with rack space and power in a Cogent facility, allowing the customer to locate a server or other equipment at that location and connect to our Internet service. Our final on-net service offering is our “Point-to-Point” or “Layer 2” service. These point-to-point connections span North America and Europe and allow customers to connect geographically dispersed local area networks in a seamless manner. We emphasize the sale of on-net services because we believe that we have a competitive advantage in providing these services and our sales of these services generate higher gross profit margins.

We offer off-net services to customers not located in our on-net buildings. These services are provided in the metropolitan markets in North America and Europe in which we offer on-net services and in approximately 10 additional markets. These services are generally provided to small and medium-sized businesses. A significant amount of our off-net revenues were acquired revenues, which have historically churned at a greater rate than our on-net revenues. As a result, we expect the revenue from these off-net services to continue to decline. We expect the growth of our on-net Internet services to compensate for this loss.

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

Sales and Marketing

Sales.   We employ a relationship-based sales and marketing approach. As of March 1, 2007, our sales force included 143 full-time employees focused solely on acquiring and retaining customers. Our outside direct sales personnel work through direct face-to-face contact with potential customers in, or intending to locate in, on-net buildings. Through agreements with building owners, we are able to initiate and maintain personal contact with our customers by staging various promotional and social events in our on-net buildings. Direct sales personnel are compensated with a base salary plus quota-based commissions and incentives. We use a customer relationship management system to efficiently track activity levels and sales productivity.

Agent Program.   We also have an agent program used as an alternate channel to distribute our products and services. The agent program consists of value-added resellers, IT consultants, and smaller telecom agents, who are managed by our direct sales personnel, and larger national or regional companies whose primary business is to sell telecommunications, data, and Internet services. The agent program includes over 110 agents.

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

In the United States, we are subject to the obligations set forth in the Communications Assistance for Law Enforcement Act, which is administered by the FCC. That law requires that we be able to intercept communications when required to do so by law enforcement agencies. We are required to comply or we may face significant fines and penalties.

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

Employees

As of March 1, 2007, we had 377 employees. A union represents twenty-two of our employees in France. We believe that we have a satisfactory relationship with our employees.

Available Information

We make available free of charge through our Internet website our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. The reports are made available through a link to the SEC’s Internet website at www.sec.gov . You can find these reports and request a copy of our Code of Conduct on our website at www.cogentco.com under the “Investor Relations” link.

ITEM 1A.        RISK FACTORS

If our operations do not consistently produce positive cash flow to pay for our growth or meet our operating and financing obligations, and we are unable to otherwise raise additional capital to meet these needs, our ability to implement our business plan will be materially and adversely affected.

Until we can consistently generate positive cash flow from our operations, we will continue to rely on our cash reserves and, potentially, additional equity and debt financings to meet our cash needs. Our future capital requirements likely will increase if we acquire or invest in additional businesses, assets, services or technologies. We may also face unforeseen capital requirements for new technology required to remain competitive or to comply with new regulatory requirements, for unforeseen maintenance of our network and facilities, and for other unanticipated expenses associated with running our business. In addition, if we do not retain existing customers or add new customers, we may be required to raise additional funds through the issuance of debt or equity. We cannot assure you that we will have access to necessary capital, nor can we assure you that any such financing will be available on terms that are acceptable to our stockholders or us. If issuing equity securities raises additional funds, substantial dilution to existing stockholders may result.

We need to retain existing customers and continue to add new customers in order to become profitable and remain cash flow positive.

In order to become profitable and remain consistently cash flow positive, we need to both retain existing customers and continue to add a large number of new customers. The precise number of additional customers required to become profitable and remain consistently cash flow positive is dependent on a number of factors, including the turnover of existing customers and the revenue mix among customers. We may not succeed in adding customers if our sales and marketing plan is unsuccessful. In addition, many of our target customers are existing businesses that are already purchasing Internet access services from one or more providers, often under a contractual commitment, and it has been our experience that such target customers are often reluctant to switch providers due to costs associated with switching providers. Further, as some of our customers grow larger they may decide to build their own Internet networks. While no single customer accounted for more than 1.7% of our 2006 revenues, a migration of a few very large Internet users to their own networks could impair our growth.

We have historically incurred operating losses and these losses may continue for the foreseeable future.

Since we initiated operations in 2000, we have generated operating losses and these losses may continue for the foreseeable future. In 2004 we had an operating loss of $84.1 million, in 2005 we had an operating loss of $62.1 million and in 2006 we had an operating loss of $46.6 million. As of December 31, 2006, we had an accumulated deficit of $265.0 million. Continued losses may prevent us from pursuing our strategies for growth or may require us to seek unplanned additional capital and could cause us to be unable to meet our debt service obligations, capital expenditure requirements or working capital needs.

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

During the first quarter of 2004, we began operations in Europe through our acquisition of Firstmark, the parent holding company of LambdaNet Communications France SAS, or LambdaNet France, and LambdaNet Communications Espana SA, or LambdaNet Spain, and have obtained the rights to certain dark fiber and other network assets that were once part of Carrier 1 International S.A. in Germany. Prior to these transactions, we had only minimal European operations. We are expanding our operations in Europe. If we are not successful in developing our market presence in Europe, our operating results could be adversely affected.

We may experience delays and additional costs in expanding our on-net buildings.

Currently, we plan to increase our carrier-neutral facilities and other on-net buildings from 1,107 at December 31, 2006 to approximately 1,160 at December 31, 2007. We may be unsuccessful at identifying appropriate buildings or negotiating favorable terms for acquiring access to such buildings, and consequently, may experience difficulty in adding customers to our network and fully using the network’s capacity.

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

Our future performance depends upon the continued contribution of our executive management team and other key employees.

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

By entering into what are known as settlement-free peering arrangements, providers agree to exchange traffic between their respective networks without charging each other. Our ability to avoid the higher costs of acquiring dedicated network capacity and to maintain high network performance is dependent upon our ability to establish and maintain peering relationships. The terms and conditions of our peering relationships may also be subject to adverse changes, which we may not be able to control. For example, several network operators with large numbers of individual users are arguing that they should be able to charge or charge more to network operators and businesses that send traffic to those users. If we are not able to maintain or increase our peering relationships in all of our markets on favorable terms, we may not be able to provide our customers with high performance or affordable services, which could have a material adverse effect on our business. We have in the past encountered some disputes with certain of our providers regarding our peering arrangements, but we have generally been able to route our traffic through alternative peering arrangements, resolve such disputes, or terminate such peering arrangements with a minimal adverse impact on our business. In the past we had two such disputes that resulted in a temporary disruption of the exchange of traffic between our network and the network of the other carrier. We continue to experience resistance from certain incumbent telephone companies, especially in Europe, to the upgrade of settlement free peering connections necessary to accommodate the growth of traffic we send to such carriers. We cannot assure you that we will be able to continue to establish and maintain relationships with providers or favorably resolve disputes with providers.

We make some of our connections to other Internet networks pursuant to agreements through carriers that make data transmission capacity available to us at negotiated rates. In some instances these agreements have minimum and maximum volume commitments. If we fail to meet the minimum, or exceed the maximum, volume commitments, our costs may rise.

Our operations outside of the United States expose us to economic, regulatory and other risks.

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

We may have difficulty implementing the ability to intercept communications as required by the U. S. Communications Assistance for Law Enforcement Act.

In 2006, we began the process of implementing the requirements of the U. S. Communications Assistance for Law Enforcement Act. This law requires that we able to intercept communications when required to do so by law enforcement agencies.  We may experience difficulties and significant costs in implementing the operations procedures and installing the equipment and software necessary to comply with the law. If we are unable to comply with the laws we could be subject to fines of up to $1 million per event and other penalties.

Our business could suffer from an interruption of service from our fiber providers.

The carriers from whom we have obtained our inter-city and intra-city dark fiber maintain that fiber. If these carriers fail to maintain the fiber or disrupt our fiber connections for other reasons, such as business disputes with us and governmental takings, our ability to provide service in the affected markets or parts of markets would be impaired. The companies that maintain our inter-city dark fiber and many of the companies that maintain our intra-city dark fiber are also competitors of ours. Consequently, they may have incentives to act in ways unfavorable to us. While we have successfully mitigated the effects of prior service interruptions and business disputes in the past, we may incur significant delays and costs in restoring service to our customers in connection with future service interruptions, and we may lose customers if delays are substantial.

Our business depends on agreements with colocation operators, which we could fail to obtain or maintain.

Our business depends upon access to customers in carrier neutral colocation centers, which are facilities in which many large users of the Internet house the computer servers that deliver content and applications to users by means of the Internet and provide access to multiple Internet access networks. Most colocation centers with which we deal allow any carrier to operate within the facility (for a standard fee). We expect to enter into additional colocation agreements as part of our growth plan. Current government regulations do not require colocation operators to allow all carriers access on terms that are reasonable or nondiscriminatory. We have been successful in obtaining agreements with these operators in the past and have generally found that the operators want to have us in their colocation facilities because we offer low-cost, high capacity Internet service to their other customers. Any deterioration in our existing relationships with these colocation center operators could harm our marketing efforts and could substantially reduce our potential customer base.

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

Our competitors may also introduce new technology or services that make our services less attractive to potential customers. For example, some providers are introducing a new version of the Internet protocol (Ipv6) that we do not plan to introduce at this time. If this becomes important to Internet users our ability to compete may be lessened or we may have to incur additional costs in order to accommodate this technology.

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

ITEM 2.                DESCRIPTION OF PROPERTIES

We lease and own space for offices, data centers, colocation facilities, and points-of-presence.

Our headquarters facilities consist of approximately 15,370 square feet located in Washington, D.C. The lease for our headquarters is with an entity controlled by our Chief Executive Officer. The lease expires on August 31, 2010.

We also lease approximately 376,000 square feet of space in 58 locations to house our colocation facilities, regional offices and operations centers. The remaining term of these leases ranges from 6 months to 9 years with, in many cases, options to renew.

We believe that these facilities are generally in good condition and suitable for our operations.

ITEM 3.                LEGAL PROCEEDINGS

We are involved in legal proceedings in the normal course of our business that we do not expect to have a material adverse affect on our business, financial condition or results of operations. For a discussion of the significant proceedings in which we are involved, see Note 7 to our consolidated financial statements.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our security holders during the quarter ended December 31, 2006.

PART II

ITEM 5.                MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our sole class of common equity is our common stock, par value $0.001, which is currently traded on the NASDAQ Global Market under the symbol “CCOI”. Prior to March 6, 2006, our common stock traded on the American Stock Exchange under the symbol “COI”. Prior to February 5, 2002 no established public trading market for our common stock existed.

As of March 1, 2007, there were approximately 135 holders of record of shares of our common stock holding 49,005,223 shares of our common stock.

The table below shows, for the quarters indicated, the reported high and low trading prices of our common stock.

	High	Low
Calendar Year 2005
First Quarter	$25.40	$8.11
Second Quarter	28.30	6.29
Third Quarter	8.37	4.56
Fourth Quarter	6.16	4.18
Calendar Year 2006
First Quarter	$9.77	$5.13
Second Quarter	12.41	7.79
Third Quarter	11.77	7.78
Fourth Quarter	17.00	11.14

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

Performance Graph

The Company, in connection with its merger with Allied Riser Communications Corporation, began trading shares of its common stock on the American Stock Exchange in February 2002. On March 6, 2006, the Company’s shares of Common Stock began trading on the Nasdaq National Market. The chart below compares the relative changes in the cumulative total return of the Company’s Common Stock for the period February 5, 2002 - December 31, 2006, against the cumulative total return for the same period of the (1) The Standard & Poors 500 (S&P 500) Index and (2) an industry peer group consisting of Savvis Communications Corporation (NASDAQ: SVVS); Internap Network Services Corporation (AMEX: IIP); and Time Warner Telecom Inc. (NASDAQ: TWTC). The comparison assumes $100 was invested on February 5, 2002 in the Company’s common stock, the S&P 500 Index and the industry peer group, with dividends, if any, reinvested.

COMPARISON OF 59 MONTH CUMULATIVE TOTAL RETURN*
AMONG COGENT COMMUNICATIONS GROUP, THE S & P INDEX
AND A PEER GROUP

Value of $100 Invested on February 5, 2002.

	2/02	12/02	12/03	12/04	12/05	12/06
Cogent Communications Group	100.00	7.52	23.17	21.39	5.44	16.06
S&P 500	100.00	79.05	101.73	112.80	118.34	137.03
Peer Group	100.00	24.89	127.76	56.33	58.70	159.07

*                    $100 invested on 2/5/02 in stock or on 1/31/02 in index—including reinvestment of dividends. Fiscal year ending December 31.

                           Copyright © 2006, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved. www.researchdatagroup.com/S&P.htm

ITEM 6.                SELECTED CONSOLIDATED FINANCIAL DATA

The annual financial information set forth below has been derived from our audited consolidated financial statements. The information should be read in connection with, and is qualified in its entirety by reference to, Management’s Discussion and Analysis, the consolidated financial statements and notes included elsewhere in this report and in our SEC filings.

	Years Ended December 31,
	2002	2003	2004	2005	2006
	(dollars in thousands)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Service revenue, net	$51,913	$59,422	$91,286	$135,213	$149,071
Operating expenses:
Network operations	49,091	47,017	63,466	85,794	80,106
Equity-based compensation expense—network operations	233	1,307	858	399	315
Selling, general, and administrative	33,495	26,570	40,382	41,344	46,593
Equity-based compensation expense—SG&A	3,098	17,368	11,404	12,906	10,194
Gain on settlement of vendor litigation	(5,721)	—	—	—	—
Terminated public offering costs	—	—	779	—	—
Restructuring charges	—	—	1,821	1,319	—
Depreciation and amortization	33,990	48,387	56,645	55,600	58,414
Total operating expenses	114,186	140,649	175,355	197,362	195,622
Operating loss	(62,273)	(81,227)	(84,069)	(62,149)	(46,551)
Settlement of note holder litigation	(3,468)	—	—	—	—
Gains—lease obligation restructurings	—	—	5,292	844	255
Gain—Allied Riser note exchange	—	24,802	—	—	—
Gains—Cisco credit facility	—	215,432	—	842	—
Gains—dispositions of assets	—	—	—	3,372	254
Interest income (expense) and other, net	(34,545)	(18,264)	(10,883)	(10,427)	(7,715)
(Loss) income before extraordinary gain	(100,286)	140,743	(89,660)	(67,518)	(53,757)
Extraordinary gain—Allied Riser merger	8,443	—	—	—	—
Net (loss) income	(91,843)	140,743	(89,660)	(67,518)	(53,757)
Beneficial conversion charges	—	(52,000)	(43,986)	—	—
Net (loss) income applicable to common shareholders	$(91,843)	$88,743	$(133,646)	$(67,518)	$(53,757)
Net (loss) income per common share available to common shareholders—basic	$(564.45)	$11.18	$(175.03)	$(1.96)	$(1.16)
Net (loss) income per common share available common shareholders—diluted	$(564.45)	$11.18	$(175.03)	$(1.96)	$(1.16)
Weighted-average common shares—basic	162,712	7,935,831	763,540	34,439,937	46,343,372
Weighted-average common shares—diluted	162,712	7,938,838	763,540	34,439,937	46,343,372
CONSOLIDATED BALANCE SHEET DATA (AT PERIOD END):
Cash and cash equivalents	$39,314	$7,875	$13,844	$29,883	$42,642
Total assets	407,677	344,440	378,586	351,373	336,876
Long-term debt (including capital leases and current portion) (net of unamortized discount of $6,084 in 2003, $5,026 in 2004, $3,478 in 2005 and $1,213 in 2006)	347,930	83,702	126,382	99,105	97,024
Preferred stock	175,246	97,681	139,825	—	—
Stockholders’ equity	32,626	244,754	212,490	221,001	215,632
OTHER OPERATING DATA:
Net cash (used in) provided by operating activities	(41,567)	(27,357)	(26,425)	(9,062)	5,285
Net cash used in investing activities	(19,786)	(25,316)	(2,701)	(14,055)	(19,478)
Net cash provided by financing activities	51,694	20,562	34,486	39,824	27,045

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

General Overview

We are a leading facilities-based provider of low-cost, high-speed Internet access and IP communications services. Our network is specifically designed and optimized to transmit data using IP. IP networks are significantly less expensive to operate and are able to achieve higher performance levels than the traditional circuit-switched networks used by our competitors, thus giving us cost and performance advantages in our industry. We deliver our services to small and medium-sized businesses, communications service providers and other bandwidth-intensive organizations through approximately 12,300 customer connections in North America and Western Europe. Our primary on-net service is Internet access at a speed of 100 Megabits per second, much faster than typical Internet access currently offered to businesses. We offer this on-net service exclusively through our own facilities, which run all the way to our customers’ premises.

Our network is comprised of in-building riser facilities, metropolitan optical fiber networks, metropolitan traffic aggregation points and inter-city transport facilities. The network is physically connected entirely through our facilities to over 1,100 buildings in which we provide our on-net services, including over 850 multi-tenant office buildings. We also provide on-net services in carrier-neutral colocation facilities, data centers and single-tenant office buildings. Because of our integrated network architecture, we are not dependent on local telephone companies to serve our on-net customers. We emphasize the sale of on-net services because we believe we have a competitive advantage in providing these services and our sales of these services generate higher gross profit margins.

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

We have grown our net service revenue from $91.3 million for the year ended December 31, 2004 to $149.1 million for the year ended December 31, 2006. We have generated our revenue growth through the strategic acquisitions of communications network assets and customers, primarily from financially distressed companies, the continued expansion of our network of on-net buildings and the increase in customers generated by our sales and marketing efforts.

Our on-net service consists of high-speed Internet access and IP connectivity ranging from 0.5 Megabits per second to 10 Gigabits per second of bandwidth. We offer our on-net services to customers located in buildings that are physically connected to our network. Off-net services are sold to businesses that are connected to our network primarily by means of T1, T3, E1 and E3 lines obtained from other carriers. Our non-core services, which consist of legacy services of companies whose assets or businesses we have acquired, include managed modem services, email, retail dial-up Internet access, shared web hosting, managed web hosting, managed security, voice services (only provided in Toronto, Canada) and point to point private line services. We do not actively market these non-core services and expect the net service revenue associated with them to continue to decline.

Our on-net, off-net and non-core services comprised 57.9%, 33.0% and 9.1% of our net service revenue, respectively, for the year ended December 31, 2005 and 70.6%, 23.1% and 6.3% for the year ended December 31, 2006. While we target our sales and marketing efforts at increasing on-net customers, customers we add through acquisitions will also affect the mix of on-net and off-net revenues. For example, off-net service revenue increased as a percentage of total revenue in 2005 as compared to 2004 due to the inclusion of a full year of revenue from customers we added through our December 2004 acquisition of the off-net Internet access customers of Verio, Inc. We expect the percentage of on-net revenues to continue to increase as a percentage of total revenues in 2007.

We have grown our gross profit from $27.8 million for the year ended December 31, 2004 to $69.0 million for the year ended December 31, 2006. Our gross profit margin has expanded from 30.5% in 2004 to 46.3% for the year ended December 31, 2006. We determine gross profit by subtracting network operation expenses (excluding equity-based compensation expense) from our net service revenue. Equity-based compensation expense classified as cost of network services was $0.9 million, $0.4 million and $0.3 million for the years ended December 31, 2004, 2005 and 2006, respectively. We believe that our gross profit will benefit and continue to expand as we are allocating the majority of our sales resources toward obtaining additional on-net customers and as sales of these services generate higher gross profit margins than our off-net and non-core services. We believe that as we add on-net customers we incur limited incremental expenses. We have not allocated depreciation and amortization expense to our network operations expense.

Due to our strategic acquisitions of network assets and equipment, we believe we are positioned to grow our revenue base and profitability without significant additional capital investments. We continue to deploy network equipment to other parts of our network to maximize the utilization of our assets. As a result, our future capital expenditures will be based primarily on our planned expansion of on-net buildings and the concentration and growth of our customer base. We expect our 2007 capital expenditure rate to be similar to the rate we experienced for 2006. We plan to increase our number of on-net buildings to approximately 1,160 by December 31, 2007 from 1,107 at December 31, 2006.

Historically, our operating expenses have exceeded our net service revenue resulting in operating losses of $84.1 million, $62.1 million and $46.6 million in 2004, 2005 and 2006, respectively. In each of these periods, our operating expenses consisted primarily of the following:

•       Network operations expenses which consist primarily of the cost of leased circuits, sites and facilities; tenant license agreements, network maintenance expenses, and salaries of, and expenses related to, employees who are directly involved with maintenance and operation of our network.

•       Selling, general and administrative expenses which consist primarily of salaries, commissions and related benefits paid to our employees and related selling and administrative costs including bad debt expense and professional fees.

•       Depreciation and amortization expenses which result from the depreciation of our property and equipment, including the assets associated with our network and the amortization of our intangible assets.

•       Equity-based compensation expense that results from the expense related to certain stock options and our restricted stock granted to our employees.

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

Acquisition of European Networks

In 2004 we expanded our operations into Europe through a series of acquisitions in which we acquired customers and extended our network, primarily in France, Spain, and Germany. We began operating in France and Spain through the acquisition of subsidiaries of LNG Holdings SA, or LNG, an operator of a European telecommunications network that was on the verge of insolvency. In March 2004, we acquired network assets in Germany formerly operated as part of the Carrier 1 network.

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

Year Ended December 31, 2005 Compared to the Year Ended December 31, 2006

The following summary table presents a comparison of our results of operations for the year ended December 31, 2005 and 2006 with respect to certain key financial measures. The comparisons illustrated in the table are discussed in greater detail below.

	Year Ended December 31,		Percent
	2005	2006	Change
	(in thousands)
Net service revenue	$135,213	$149,071	10.2%
Network operations expenses(1)	85,794	80,106	(6.6)%
Gross profit(2)	49,419	68,965	39.6%
Selling, general, and administrative expenses(3)	41,344	46,593	12.7%
Restructuring charges	1,319	—	(100.0)%
Depreciation and amortization expenses	55,600	58,414	5.1%
Gains—lease obligations, debt restructurings and asset sales	5,058	509	(89.9)%
Net loss	(67,518)	(53,757)	(20.4)%

(1)          Excludes equity-based compensation expense of $399 and $315 in the years ended December 31, 2005 and 2006, respectively, which, if included would have resulted in a period-to-period change of (6.7)%.

(2)          Excludes equity-based compensation expense of $399 and $315 in the years ended December 31, 2005 and 2006, respectively, which if included would have resulted in a period-to-period change of 40.0%.

(3)          Excludes equity-based compensation expense of $12,906 and $10,194 in the years ended December 31, 2005 and 2006, respectively, which, if included would have resulted in a period-to-period change of 4.7%.

Net Service Revenue.   Our net service revenue increased 10.2% from $135.2 million for the year ended December 31, 2005 to $149.1 million for the year ended December 31, 2006. For the years ended December 31, 2005 and 2006, on-net, off-net and non-core revenues represented 57.9%, 33.0% and 9.1% and 70.6%, 23.1% and 6.3% of our net service revenues, respectively.

Our on-net revenues increased 34.4% from $78.3 million for the year ended December 31, 2005 to $105.3 million for the year ended December 31, 2006. Our on-net revenues increased as we increased the number of our on-net customer connections from approximately 4,700 at December 31, 2005 to approximately 7,800 at December 31, 2006. On-net customer connections increased at a greater rate than on-net revenues due to a decline in the revenue per on-net customer connection, which we expect to continue. This decline is partly attributed to a shift in the customer connection mix. Due to the increase in the size of our sales force, we are now able to focus not only on customers who purchase high-bandwidth connections, as we have done historically, but also on customers who purchase lower-bandwidth connections. We expect to continue to focus our sales efforts on such a broad mix of customers. Additionally, on-net customers who cancel their service from our installed base of customers, in general, have a greater revenue per connection than new customers. These trends result in a lower revenue per on-net connection. We believe that our on-net revenues as a percentage of total revenues will continue to increase as we are allocating the majority of our sales and marketing resources toward obtaining additional on-net customers. Our off-net revenues decreased 22.9% from $44.6 million for the year ended December 31, 2005 to $34.4 million for the year ended December 31, 2006 primarily because our December 2004 acquisition of off-net customers from Verio resulted in a substantial increase in the number of our off-net customers in 2005 and many of these acquired customers have either cancelled service or re-priced their contracts at lower rates. Our off-net customer connections declined from approximately 4,000 at December 31, 2005 to approximately 3,500 at December 31, 2006. We expect that the net loss of off-net customer connections will continue. Our non-core revenues decreased 23.4% from $12.2 million for the year ended December 31, 2005 to $9.4 million for the year ending December 31, 2006. The number of our non-core customer connections declined from approximately 1,300 at December 31,

2005 to approximately 1,000 at December 31, 2006. We do not actively market these acquired non-core services and expect that the net service revenue associated with them will continue to decline.

Network Operations Expenses.   Our network operations expenses, excluding equity-based compensation expense, decreased 6.6% from $85.8 million for the year ended December 31, 2005 to $80.1 million for the year ended December 31, 2006. The decrease is primarily attributable to a decline in leased circuit costs related to the decline in off-net revenues. We provide Internet connectivity to our off-net customers using other carriers’ facilities to provide the last mile portion of the link from our customers’ premises to our network and incur leased circuit costs to provide these services.

Gross Profit.   Our gross profit, excluding equity-based compensation expense, increased 39.6% from $49.4 million for the year ended December 31, 2005 to $69.0 million for the year ended December 31, 2006. We determine gross profit by subtracting network operations expenses from our net service revenue (excluding equity-based compensation expense) and do not allocate depreciation and amortization expense to our network operations expense. The increase is primarily attributed to the increase in higher gross margin on-net revenues as a percentage of net service revenue. Our gross profit margin expanded from 36.5% for the year ended December 31, 2005 to 46.3% for the year ended December 31, 2006. Our gross profit has benefited from the limited incremental expenses associated with providing service to an increasing number of on-net customers and the decline in off-net revenues which carry a lower gross margin due to the associated leased circuit required to provide this service. Our gross profit margin may be impacted by the timing and amounts of disputed circuit costs. We generally record these disputed amounts when billed by the vendor and reverse these amounts when the vendor credit has been received or the dispute has been otherwise resolved. We believe that our gross profit margin will continue to increase as we are allocating the majority of our sales and marketing resources toward obtaining additional on-net customers and as sales of these services generate higher gross profit margins than our off-net and non-core services.

Selling, General, and Administrative Expenses (“SG&A”).   Our SG&A expenses, excluding equity-based compensation expense, increased 12.7% from $41.3 million for the year ended December 31, 2005 to $46.6 million for the year ended December 31, 2006. SG&A expenses increased primarily from the increase in salaries and related costs required to support our expanding sales and marketing efforts.

Equity-based Compensation Expense.   Equity-based compensation expense is related to restricted stock and stock options. The total equity-based compensation expense decreased 21.0% from $13.3 million for the year ended December 31, 2005 to $10.5 million for the year ending December 31, 2006. The decrease is primarily attributed to a $3.4 million decrease in equity based compensation expense associated with the amortization of compensation expense for certain 2003 restricted stock grants which ended in August 2006 when these shares became fully vested. Equity-based compensation expense for the year ended December 31, 2006 includes $0.7 million in compensation costs associated with the adoption of Statement No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”) on January 1, 2006 using the modified-prospective-transition method. As of December 31, 2006 there was approximately $5.5 million of total unrecognized compensation cost related to non-vested equity-based compensation awards. That cost is expected to be recognized over a weighted average period of approximately twenty-seven months.

Depreciation and Amortization Expenses.   Our depreciation and amortization expense increased 5.1% from $55.6 million for the year ended December 31, 2005 to $58.4 million for the year ended December 31, 2006 due to an increase in deployed fixed assets. In the fourth quarter of 2005, we revised the number of lease renewal periods used in determining the lease term for purposes of amortizing certain of our leasehold improvements. This resulted in a net increase in depreciation expense of approximately $3.0 million.

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

Gains- lease obligations, asset sales and debt restructurings.   In September 2005, Cogent Spain negotiated modifications to an IRU capital lease that reduced its quarterly IRU lease payments and extended the lease term. The modification to the IRU capital lease resulted in a gain of approximately $0.8 million. In June 2005, we repaid our $17.0 million amended and restated Cisco note. The repayment resulted in a gain of $0.8 million representing the amount of the estimated future interest payments that was not required to be paid. In 2005, we sold a building and land for net proceeds of $5.1 million. This sale resulted in a gain of approximately $3.9 million.

In September 2006, Cogent Spain negotiated modifications to an IRU capital lease that reduced its quarterly IRU lease payments and extended the lease term. The modification to this IRU capital lease resulted in a gain of approximately $0.3 million. In 2006, we sold another building and land for net proceeds of $0.8 million. This sale resulted in a gain of approximately $0.3 million.

Net Loss.   Our net loss was $67.5 million for the year ended December 31, 2005 as compared to a net loss of $53.8 million for the year ended December 31, 2006. Our net loss decreased by $13.8 million primarily due to a $19.5 million increase in our gross profit partially offset by a $5.2 million increase in SG&A, and a $2.8 million increase in depreciation and amortization expense.  Included in net loss for the year ended December 31, 2005 is a $1.3 million restructuring charge and gains of approximately $5.1 million. Included in net loss for the year ended December 31, 2006 are gains of approximately $0.5 million.

Buildings On-net.   As of December 31, 2005 and 2006 we had a total of 1,040 and 1,107 on-net buildings connected to our network, respectively.

Year Ended December 31, 2004 Compared to the Year Ended December 31, 2005

The following summary table presents a comparison of our results of operations for the year ended December 31, 2004 and 2005 with respect to certain key financial measures. The comparisons illustrated in the table are discussed in greater detail below.

	Year Ended December 31,		Percent
	2004	2005	Change
	(in thousands)
Net service revenue	$91,286	$135,213	48.1%
Network operations expenses(1)	63,466	85,794	35.2%
Gross profit(2)	27,820	49,419	77.6%
Selling, general, and administrative expenses(3)	40,382	41,344	2.4%
Restructuring charges	1,821	1,319	(27.6)%
Terminated public offering costs	779	—	(100.0)%
Depreciation and amortization expenses	56,645	55,600	(1.8)%
Gains—lease obligations, asset sales and debt restructurings	5,292	5,058	(4.4)%
Net loss	(89,660)	(67,518)	(24.7)%

(1)          Excludes equity-based compensation expense of $858 and $399 in the years ended December 31, 2004 and 2005, respectively, which, if included would have resulted in a period-to-period change of 34.0%.

(2)          Excludes equity-based compensation expense of $858 and $399 in the years ended December 31, 2004 and 2005, respectively, which if included would have resulted in a period-to-period change of 81.8%.

(3)          Excludes equity-based compensation expense of $11,404 and $12,906 in the years ended December 31, 2004 and 2005, respectively, which, if included would have resulted in a period-to-period change of 4.8%.

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

Our on-net revenues increased 35.2% from $57.9 million for the year ended December 31, 2004 to $78.3 million for the year ended December 31, 2005. Our on-net revenues increased as we increased the number of our on-net customer connections from approximately 2,800 at December 31, 2004 to approximately 4,700 at December 31, 2005. Notwithstanding the increase in on-net revenues, the percentage of on-net revenues of total revenues decreased from 2004 to 2005 due to the increase in off-net revenues from the acquisition of the off-net Internet access customers of Verio. We believe that our on-net revenues as a percentage of total revenues will increase as we are allocating the majority of our sales resources toward obtaining additional on-net customers. Our off-net revenues increased 100.4% from $22.3 million for the year ended December 31, 2004 to $44.6 million for the year ended December 31, 2005. Our off-net revenues increased as we increased the number of our off-net customer connections during 2005 primarily from the December 2004 Verio acquisition. Due primarily to the churn of these acquired customers during 2005, however, our off-net customer connections declined from approximately 4,500 at December 31, 2004 to approximately 4,000 at December 31, 2005. We expect that this loss of our off-net customer connections will continue. Our non-core revenues increased 10.5% from $11.1 million for the year ended December 31, 2004 to $12.2 million for the year ending December 31, 2005. Our non-core revenues increased as we added non-core managed modem customer connections from our October 2004 Aleron acquisition and certain non-core Verio customers in that December 2004 acquisition. The number of our non-core customer connections declined from approximately 1,800 at December 31, 2004 to approximately 1,300 at December 31, 2005. We do not actively market these acquired non-core services and expect that the net service revenue associated with them will decline.

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

Network Operations Expenses.   Our network operations expenses, excluding equity-based compensation expense, increased 35.2% from $63.5 million for the year ended December 31, 2004 to $85.8 million for the year ended December 31, 2005. The increase is primarily attributable to leased circuits and facilities costs incurred in connection with our 2004 acquisitions. We provide Internet connectivity to the acquired customers that are not located in buildings directly connected to our network. As a result we serve these off-net customers using other carriers’ facilities to provide the last mile portion of the link from our customers’ premises to our network and incur leased circuit costs to provide these services. Additionally, for the year ended December 31, 2004, Cogent Europe recorded $1.8 million of costs associated with using the LambdaNet Germany network. In 2005 this network sharing arrangement was terminated and there were no such costs in 2005.

Gross profit.   Our gross profit, excluding equity-based compensation expense, increased 77.6% from $27.8 million for the year ended December 31, 2004 to $49.4 million for the year ended December 31, 2005. The $21.6 million increase is primarily attributed to our increase in net service revenue. Our gross profit margin expanded from 30.5% in 2004 to 36.5% for the year ended December 31, 2005. We determine gross profit by subtracting network operation expenses from our net service revenue (excluding equity-based compensation expense). Our gross profit has benefited from the limited incremental expenses associated with providing service to an increasing number of on-net customers. We have not allocated depreciation and amortization expense to our network operations expense. Our gross profit margin may be impacted by the timing and amounts of disputed circuit costs. We generally record these disputed amounts when billed by the vendor and reverse these amounts when the vendor credit has been received or the dispute has been otherwise resolved. We believe that our gross profit margin will increase as we are allocating the majority of our sales resources toward obtaining additional on-net customers and as sales of these services generate higher gross profit margins than our off-net and non-core services.

Selling, General, and Administrative Expenses.   Our SG&A expenses, excluding equity-based compensation expense, increased 2.4% from $40.4 million for the year ended December 31, 2004 to $41.3 million for the year ended December 31, 2005. SG&A expenses increased primarily from the $2.8 million increase in salaries and related costs required to support our sales effort and an increase of approximately $0.5 million of auditor fees associated with our Sarbanes-Oxley Section 404 compliance requirements.

Equity-based Compensation Expense.   Equity-based compensation expense is primarily related to restricted stock granted to our employees. Equity-based  compensation expense increased from $12.3 million for the year ended December 31, 2004 to $13.3 million for the year ending December 31, 2005. The increase is primarily attributed to approximately $0.6 million of deferred compensation expense recorded in 2005 from the grant of additional restricted shares in 2005 and the amortization expense related to $4.7 million of deferred compensation related to options for restricted stock. These options were granted to certain of our employees in the third quarter of 2004 with an exercise price below the trading price of our common stock on the grant date. Compensation costs are recorded on a straight-line basis over the service period.

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

Depreciation and Amortization Expenses.   Our depreciation and amortization expense decreased 1.8% from $56.6 million for the year ended December 31, 2004 to $55.6 million for the year ended December 31, 2005. The decrease is primarily attributed to a $6.3 million decrease in the amortization expense of intangible assets that were fully amortized in 2005. In addition, in the fourth quarter of 2005, we revised the number of lease renewal periods used in determining the lease term for purposes of amortizing certain of our leasehold improvements. This resulted in a net increase in depreciation expense of approximately $3.0 million.

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

Liquidity and Capital Resources

In assessing our liquidity, management reviews and analyzes our current cash balances, short-term investments, accounts receivable, accounts payable, capital expenditure commitments, and required capital lease and debt payments and other obligations.

Cash Flows

The following table sets forth our consolidated cash flows for the years ended December 31, 2004, 2005, and 2006.

	Year Ended December 31,
	2004	2005	2006
	(in thousands)
Net cash (used in) provided by operating activities	$(26,425)	$(9,062)	$5,285
Net cash used in investing activities	(2,701)	(14,055)	(19,478)
Net cash provided by financing activities	34,486	39,824	27,045
Effect of exchange rates on cash	609	(668)	(93)
Net increase in cash and cash equivalents during period	$5,969	$16,039	$12,759

Net Cash (Used in) Provided By Operating Activities.   Net cash used in operating activities was $9.1 million for the year ended December 31, 2005 compared to net cash provided by operating activities of $5.3 million for 2006. The change is primarily due to the increase in gross margin dollars generated from our increase in revenues. Our primary sources of operating cash are receipts from our customers who are billed on a monthly basis for our services. Our primary uses of operating cash are payments made to our vendors and employees. Our net loss was $67.5 million for the year ended December 31, 2005 compared to a net loss of $53.8 million for the year ended December 31, 2006. Net loss for the year ended December 31, 2005 included non-cash gains of $4.8 million related to our restructuring of certain lease obligations, repayment of our Cisco note obligation and net gains on asset sales. Net loss for the year ended December 31, 2006 included non-cash gains of $0.5 million related to our restructuring of a lease obligation and asset sales. Depreciation and amortization, including the amortization of deferred compensation and the debt discount on the Allied Riser notes was $70.5 million for the year ended December 31, 2005, and $71.2 million for the year ended December 31, 2006. Net changes in operating assets and liabilities resulted in a decrease to operating cash of $7.2 million for the year ended December 31, 2005 and a decrease in operating cash of $11.6 million for the year ended December 31, 2006.

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

Net Cash Used In Investing Activities.   Net cash used in investing activities was $2.7 million for the year ended December 31, 2004, $14.1 million for the year ended December 31, 2005 and $19.5 million for the year ended December 31, 2006. Our primary uses of investing cash during 2004 were $10.1 million for the purchase of property and equipment and $1.9 million for the purchase of a network in Germany. Our primary uses of investing cash during 2005 were $17.3 million for the purchase of property and equipment, $0.9 million for the final payment on the purchase of a network in Germany and $0.8 million for the net purchases of short-term investments. Our primary uses of investing cash during 2006 were $21.5 million for the purchase of property and equipment. Our primary sources of investing cash in 2004 were $2.3 million of cash acquired from our acquisitions of Cogent Europe and Global Access and $7.4 million from the proceeds of the sale of assets and proceeds of short-term investments. Our primary source of investing cash in 2005 was $5.1 million from the proceeds of the sales of assets. Our primary sources of investing cash in 2006 were $1.2 million from the proceeds of short-term investments and $0.9 million from the proceeds of the sales of assets.

Net Cash Provided by Financing Activities.   Financing activities provided net cash of $34.5 million for the year ended December 31, 2004, $39.8 million for the year ended December 31, 2005 and $27.0 million for the year ended December 31, 2006. Net cash from financing activities during 2004 resulted from $42.4 million of acquired cash related to our mergers with Symposium Gamma, Symposium Omega, UFO Group, and Cogent Potomac. Net cash used in financing activities for 2004 included a $1.2 million payment to LNG Holdings and $6.6 million in principal payments under our capital leases. Net cash from financing activities during 2005 resulted from $63.7 million of net proceeds from our June 2005 public offering, $10.0 million from the issuance of our subordinated note and $10.0 million borrowed under our credit facility. Net cash used in financing activities for 2005 included $17.0 million for the repayment of our Cisco note, $10.0 million for the repayment of our subordinated note, $10.0 million for the repayment of the amount outstanding under our credit facility and $6.9 million in principal payments under our capital leases. Net cash from financing activities during 2006 resulted from $36.5 million of net proceeds from our June 2006 public offering and $0.4 million from the proceeds from the exercises of stock options. Net cash used in financing activities for 2006 included $9.9 million in principal payments under our capital leases.

Cash Position and Indebtedness

Our total indebtedness, net of discount, at December 31, 2006 was $97.0 million and our total cash and cash equivalents and short-term investments were $42.7 million. Our total indebtedness at December 31, 2006 includes $88.0 million of capital lease obligations for dark fiber primarily under 15-25 year IRUs, of which approximately $6.0 million is considered a current liability. These capital lease obligations will be paid over a weighted average remaining term of approximately thirteen years.

Subordinated Note

On February 24, 2005, we issued a subordinated note in the principal amount of $10.0 million to Columbia Ventures Corporation in exchange for $10 million in cash. Columbia Ventures Corporation is owned by one of the Company’s directors and shareholders. The terms of the subordinated note required the payment of all principal and accrued interest upon the occurrence of a liquidity event, which was defined as an equity offering of at least $30.0 million in net proceeds. Our June 2005 public offering was considered a liquidity event and in June 2005 we repaid the $10.0 million subordinated note, plus accrued interest of $0.3 million.

Credit Facility

On March 9, 2005, we entered into a $10.0 million credit facility with a commercial bank. The credit facility is secured by our accounts receivable and our other assets. In December 2005, we modified the credit facility, which increased the available borrowings to up to $20.0 million and removed a $4.0 million restricted cash covenant, among other revisions. The borrowing base is determined primarily by the aging characteristics related to our accounts receivable. In March 2005, we borrowed $10.0 million under the credit facility for working capital purposes. In June 2005, we repaid the $10.0 million with part of the proceeds of our June 2005 public offering. Borrowings under the credit facility accrue interest at the prime rate plus 1.5% and may, in certain circumstances, be reduced to the prime rate plus 0.5%. Our obligations under the credit facility are guaranteed by our material domestic subsidiaries. As of December 31, 2006, and since June 2005 there were no amounts outstanding under the credit facility. The credit facility expires on April 1, 2007. We do not plan to renew the credit facility.

Amended and Restated Cisco Note

We used a portion of the proceeds from our June 2005 public offering to repay in full the indebtedness under our $17.0 million amended and restated Cisco note. The Cisco recapitalization was considered a troubled debt restructuring under Statement of Financial Accounting Standards (SFAS) No. 15, Accounting by Debtors and Creditors of Troubled Debt Restructurings. Under SFAS No. 15, the note was recorded at its principal amount of $17.0 million plus the estimated future interest payments of $0.8 million. The estimated future interest was not required to be paid, so the payment of the note resulted in a gain of $0.8 million.

Allied Riser Convertible Subordinated Notes

Our 7.50% convertible subordinated notes are due on June 15, 2007. The $10.2 million of notes were recorded at their fair value of approximately $2.9 million at the merger date in 2002. The discount is amortized to interest expense through the maturity date. Interest is payable semiannually on June 15 and December 15.

Contractual Obligations and Commitments

The following table summarizes our contractual cash obligations and other commercial commitments as of December 31, 2006.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
	(in thousands)
Long term debt	$10,573	10,573	—	—	—
Capital lease obligations	146,381	12,694	21,622	24,885	87,180
Operating leases(1)	152,642	28,319	39,373	24,184	60,766
Unconditional purchase obligations	1,163	1,163	—	—	—
Total contractual cash obligations	$310,759	$52,749	$60,995	$49,069	$147,946

(1)          These amounts include $153.7 million of operating lease, maintenance and tenant license agreement obligations, reduced by sublease agreements of $1.0 million.

Capital Lease Obligations.   The capital lease obligations above were incurred in connection with IRUs for inter-city and intra-city dark fiber underlying substantial portions of our network. These capital leases are presented on our balance sheet at the net present value of the future minimum lease payments, or $88.0 million at December 31, 2006. These leases generally have terms of 15 to 25 years.

Letters of Credit.   We are also party to letters of credit totaling $1.0 million at December 31, 2006. These obligations are fully secured by our restricted investments, and as a result, are excluded from the contractual cash obligations above.

Future Capital Requirements

We believe that our cash on hand and cash from operations will be adequate to meet our working capital, capital expenditure, debt service and other cash requirements if we execute our business plan. Our business plan includes increasing our number of on-net buildings to approximately 1,160 by December 31, 2007 from 1,107 at December 31, 2006 and continuing to substantially increase our number of sales representatives and our marketing efforts in 2007. Our business plan also assumes, among other things, the following:

•       our ability to continue to increase the size of our on-net customer base;

•       our ability to maintain our recent sales productivity performance and incremental sales product mix;

•       our ability to locate and hire sales representatives according to our plan;

•       our capital expenditure rate for 2007 will continue at a rate similar to the rate we experienced in 2006;

•       no material changes to the conversion rate between the euro and the U.S. dollar and the Canadian dollar and the U.S. dollar;

•       no material increases in our revenue churn rate;

•       no material decline in our product pricing;

•       no material increases in our customer bad debt; and

•       our ability to add additional productive buildings to our network.

Any future acquisitions or other significant unplanned costs or cash requirements may require that we raise additional funds through the issuance of debt or equity. We cannot assure you that such financing will be available on terms acceptable to us or our stockholders, or at all. Insufficient funds may require us to delay or scale back the number of buildings that we serve, reduce our planned increase in our sales and marketing efforts, or require us to otherwise alter our business plan or take other actions that could have a material adverse effect on our business, results of operations and financial condition. If we issue equity securities, substantial dilution to existing stockholders may result.

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

Allowances for Sales Credits and Unfulfilled Customer Purchase Obligations

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

•       Our allowance for unfulfilled contractual customer purchase obligations is designed to account for the possible non-payment of amounts under agreements that we have with certain of our customers that place minimum purchase obligations on them. Although we vigorously seek payments due pursuant to these purchase obligations, we have historically collected only a small portion of these billed obligations. In order to allow for this, we reduce our gross service revenue by the amount that has been invoiced to these customers. We reduce this allowance and recognize the related service revenue only upon the receipt of cash payments in respect of these invoices. This allowance is determined by the amount of unfulfilled contractual purchase obligations invoiced to our customers and with respect to which we are continuing to seek payment.

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

•       Our valuation allowance for our net deferred tax asset reflects the uncertainty surrounding the realization of our net operating losses and our other deferred tax assets. For federal and state tax purposes, our net operating loss carry-forwards, including those that we have generated through our operations and those acquired in the Allied Riser merger could be subject to significant limitations on annual use. To reflect for this uncertainty and the uncertainty of future taxable income we have recorded a valuation allowance for the full amount of our net deferred tax asset.

Impairment of Long-Lived Assets

We review our long-lived assets, including property and equipment, and intangible assets with definite useful lives for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed pursuant to the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Pursuant to SFAS No. 144, impairment is determined by comparing the carrying value of these long-lived assets to our estimate of future undiscounted cash flows expected to result from the use of the assets. In the event that there are changes in the planned use of our long-lived assets, or our expected future undiscounted cash flows are reduced significantly, our assessment of our ability to recover the carrying value of these assets under SFAS No. 144 could change. No impairment pursuant to SFAS No. 144 existed at December 31, 2005 or 2006.

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

Equity-based Compensation

Effective January 1, 2006, we adopted FASB Statement No. 123(R), Share-Based Payment (“Statement 123(R)”), using the modified-prospective-transition method. The adoption of Statement 123(R) requires us to make additional estimates and judgments that affect our financial statements. These estimates include the following which impact the amount of compensation expense recorded under Statement 123(R).

Expected Dividend Yield—We have never declared or paid dividends and have no plans to do so in the foreseeable future. Additionally, our credit facility prohibits us from paying cash dividends.

Expected Volatility—We use the historical volatility since our June 2005 public offering to estimate expected volatility because less than 3% of our fully diluted shares were publicly traded before that date.

Risk-Free Interest Rate—We use the zero coupon U.S. Treasury rate during the quarter having a term that most closely resembles the expected term of the option.

Expected Term of the Option—We estimate the expected life of the option term by analyzing historical stock option exercises and other relevant data.

Forfeiture Rates—We estimate the forfeiture rate based on historical data with further consideration given to the class of employees to whom the options were granted.

Other Accounting Policies

We record assets and liabilities under capital leases at the lesser of the present value of the aggregate future minimum lease payments or the fair value of the assets under lease.

We capitalize the direct costs incurred prior to an asset being ready for service. These costs include costs under the related construction contract and the salaries and benefits of employees directly involved with construction activities. Our capitalization of these costs is based upon estimates of time for our employees involved in construction activities.

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

We establish the number of renewal option periods used in determining the lease term for amortizing leasehold improvements based upon our assessment at the inception of the lease of the number of option periods that are reasonably assured in accordance with SFAS No. 13 Accounting for Leases.

We estimate our restructuring and abandoned lease facilities accruals based upon our estimate of the net present value of cash flows expected from these obligations including expected sub-lease income after consideration of market conditions for these and similar properties and the terms of the related lease agreement.

Recent Accounting Pronouncements

Prior to January 1, 2006, we accounted for our equity-based compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“Opinion 25”), and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“Statement 123”). Effective January 1, 2006, we adopted FASB Statement No. 123(R), Share-Based Payment (“Statement 123(R)”), using the modified-prospective transition method. Under the modified-prospective transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to but not yet vested as of January 1, 2006, based on the grant date fair value, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value.  Results for prior periods have not been restated. As a result of adopting Statement 123(R), our net loss for the year ended December 31, 2006, was approximately $0.7 million greater than if it had continued to account for share-based compensation under Opinion 25. Upon the adoption of Statement 123(R), $9.7 million of deferred compensation was offset against additional paid-in-capital.

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109. FIN No. 48 requires that management determine whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets this recognition threshold, the position is measured to determine the amount of benefit to be recognized in the financial statements. We will adopt the provisions of FIN No. 48 beginning in the first quarter of 2007. We are currently evaluating the effect, if any, the adoption of FIN No. 48 will have on our financial statements. Based upon our analysis performed to date, we do not believe that the adoption of FIN No. 48 will have a material effect on our financial position.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest income and expense are sensitive to changes in the general level of interest rates. However, based upon the nature and current level of our investments, which are primarily cash and cash equivalents, we believe that there is no material risk of interest rate exposure.

Our European and Canadian operations expose us to currency fluctuations and exchange rate risk. For example, while we record financial results from our European and Canadian operations in euros and the Canadian dollar, respectively, these results are reflected in our consolidated financial statements in U.S. dollars. The assets and liabilities associated with our European and Canadian operations are translated into U.S. dollars and reflected in our consolidated financial statements in U.S. dollars. Therefore, our reported results are exposed to fluctuations in the exchange rates between the U.S. dollar and the euro and the Canadian dollar. In addition, we fund the euro-based operating expenses and associated cash flow requirements of our European operations, including IRU obligations, in U.S. dollars. Accordingly, in the event that the euro strengthens versus the dollar to a greater extent, the expenses and cash flow requirements associated with our European operations may be significantly higher in U.S.-dollar terms than planned.

ITEM 8.                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Cogent Communications Group, Inc.

We have audited the accompanying consolidated balance sheets of Cogent Communications Group, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cogent Communications Group, Inc. and subsidiaries at December 31, 2005 and 2006, and the consolidated results of their operations and their cash flows for the each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share Based Payment.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Cogent Communications Group, Inc. and subsidiaries internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

McLean, VA
March 13, 2007

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2005 AND 2006
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	2005	2006
Assets
Current assets:
Cash and cash equivalents	$29,883	$42,642
Short term investments ($1,283 and $0 restricted, respectively)	1,283	80
Accounts receivable, net of allowance for doubtful accounts of $1,437 and $1,233, respectively	16,452	20,053
Prepaid expenses and other current assets	3,959	5,339
Total current assets	51,577	68,114
Property and equipment:
Property and equipment	488,142	512,321
Accumulated depreciation and amortization	(195,355)	(249,053)
Total property and equipment, net	292,787	263,268
Intangible assets, net	2,554	1,150
Deposits and other assets ($1,118 restricted)	4,455	4,344
Total assets	$351,373	$336,876
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,521	$9,096
Accrued liabilities	16,275	12,614
Convertible subordinated notes, net of discount of $1,213—due June 2007	—	8,978
Current maturities, capital lease obligations	6,698	6,027
Total current liabilities	34,494	36,715
Capital lease obligations, net of current maturities	85,694	82,019
Convertible subordinated notes, net of discount of $3,478	6,713	—
Other long term liabilities	3,471	2,510
Total liabilities	130,372	121,244
Commitments and contingencies:
Stockholders’ equity:
Common stock, $0.001 par value; 75,000,000 shares authorized; 44,092,652 and 48,928,108 shares issued and outstanding, respectively	44	49
Additional paid-in capital	440,500	478,140
Deferred compensation	(9,680)	—
Stock purchase warrants	764	764
Treasury stock, 61,462 and no shares, respectively	(90)	—
Accumulated other comprehensive income—foreign currency translation adjustment	665	1,638
Accumulated deficit	(211,202)	(264,959)
Total stockholders’ equity	221,001	215,632
Total liabilities and stockholders’ equity	$351,373	$336,876

The accompanying notes are an integral part of these consolidated balance sheets.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2004, DECEMBER 31, 2005 AND DECEMBER 31, 2006
(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

	2004	2005	2006
Service revenue, net	$91,286	$135,213	$149,071
Operating expenses:
Network operations (including $858, $399 and $315 of equity-based compensation expense, respectively, exclusive of amounts shown separately)	64,324	86,193	80,421
Selling, general, and administrative (including $11,404, $12,906 and $10,194 of equity-based compensation expense, and $3,995, $4,574 and $2,584 of bad debt expense, respectively)	51,786	54,250	56,787
Restructuring charges	1,821	1,319	—
Terminated public offering costs	779	—	—
Depreciation and amortization	56,645	55,600	58,414
Total operating expenses	175,355	197,362	195,622
Operating loss	(84,069)	(62,149)	(46,551)
Gain—Cisco credit facility	—	842	—
Gains—capital lease obligation restructurings	5,292	844	255
Gains—disposition of assets	—	3,372	254
Interest income and other	2,119	1,320	2,969
Interest expense	(13,002)	(11,747)	(10,684)
Net loss	$(89,660)	$(67,518)	$(53,757)
Beneficial conversion charges	(43,986)	—	—
Net loss available to common shareholders	$(133,646)	$(67,518)	$(53,757)
Net loss per common share:
Basic and diluted net loss per common share	$(117.43)	$(1.96)	$(1.16)
Beneficial conversion charge	$(57.61)	$—	$—
Basic and diluted net loss per common share available to common shareholders	$(175.03)	$(1.96)	$(1.16)
Weighted-average common shares—basic and diluted	763,540	34,439,937	46,343,372

The accompanying notes are an integral part of these consolidated statements.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2004 DECEMBER 31, 2005 AND DECEMBER 31, 2006
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

Common Stock		Additional Paid-in	Deferred	Treasury	Stock Purchase	Preferred Stock—F		Preferred Stock—G		Preferred Stock—H		Preferred Stock—I
Shares	Amount	Capital	Compensation	Stock	Warrants	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 2003	653,567	$ —	$ 232,475	$ (32,680)	$ (90)	$ 764	11,000	$ 10,904	$ 41,030	$ 40,787	53,373	$ 45,990	—	$ —
Total, December 31, 2003
Forfeitures of shares granted to employees	—	—	—	4,966	—	—	—	—	—	—	(5,127)	(4,965)	—	—
Equity-based compensation expense	—	—	—	12,262	—	—	—	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuances of preferred stock, net	—	—	—	(2,370)	—	—	—	—	—	—	1,913	2,370	2,575	2,545
Issuances of options for preferred stock	—	—	—	(4,711)	—	—	—	—	—	—	—	4,711	—	—
Conversion of preferred stock into common stock	173,920	—	3,808	—	—	—	—	—	(9)	(9)	(4,338)	(3,797)	—	—
Beneficial conversion charge	—	—	43,896	—	—	—	—	—	—	—	—	—	—	—
Reclassification of beneficial conversion charge to additional paid in capital	—	—	(43,896)	—	—	—	—	—	—	—	—	—	—	—
Contribution of capital—LNG—related party	—	—	410	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Balance at December 31, 2004	827,487	1	236,692	(22,533)	(90)	764	11,000	10,904	41,021	40,778	45,821	44,309	2,575	2,545
Total, December 31, 2004
Forfeitures of shares granted to employees	(23,069)	—	(686)	697	—	—	—	—	—	—	(14)	(11)	—	—
Equity-based compensation expense	—	—	—	13,306	—	—	—	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuances of common stock, net	11,719,231	11	64,712	(1,150)	—	—	—	—	—	—	—	—	—	—
Conversion of preferred stock into common stock	31,569,003	32	139,782	—	—	—	(11,000)	(10,904)	(41,021)	(40,778)	(45,807)	(44,298)	(2,575)	(2,545)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Balance at December 31, 2005	44,092,652	44	440,500	(9,680)	(90)	764	—	—	—	—	—	—	—	—
Total, December 31, 2005
Forfeitures of shares granted to employees	(646)	—	—	—	—	—	—	—	—	—	—	—	—	—
Adoption of SFAS 123(R)—reclassification of deferred compensation	—	—	(9,680)	9,680	—	—	—	—	—	—	—	—	—	—
Equity-based compensation expense	—	—	10,509	—	—	—	—	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuances of common stock, net	4,732,500	5	36,474	—	—	—	—	—	—	—	—	—	—	—
Exercises of options for common stock	103,602	—	427	—	—	—
Treasury stock retirement	—	—	(90)	—	90	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Balance at December 31, 2006	48,928,108	$ 49	$ 478,140	$ —	$ —	$ 764	—	$ —	—	$ —	—	$ —	—	$ —
Total, December 31, 2006

The accompanying notes are an integral part of these consolidated statements.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2004 DECEMBER 31, 2005 AND DECEMBER 31, 2006
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	Preferred Stock—J		Preferred Stock—K		Preferred Stock—L		Preferred Stock—M		Foreign Currency Translation	Accumulated	Total Stockholder’s	Comprehensive Income
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Adjustment	Deficit	Equity	(Loss)
Balance at December 31, 2003	—	$ —	—	$ —	—	$ —	—	$ —	$ 628	$ (54,024)	$ 244,754	$
Cancellations of shares granted to employees	—	—	—	—	—	—	—	—	—	—	1	—
Equity-based compensation expense	—	—	—	—	—	—	—	—	—	—	12,262	—
Foreign currency translation	—	—	—	—	—	—	—	—	887	—	887	887
Issuances of preferred stock, net	3,891	19,421	2,600	2,588	185	927	—	—	—	—	25,481	—
Issuances of options for preferred stock	—	—	—	—	—	—	—	—	—	—	—	—
Conversion of preferred stock into common stock	—	—	—	—	—	—	3,701	18,353	—	—	18,355	—
Beneficial conversion charge	—	—	—	—	—	—	—	—	—	(43,896)	—	—
Reclassification of beneficial conversion charge to additional paid in capital	—	—	—	—	—	—	—	—	—	43,896	—	—
Contribution of capital—LNG—related party	—	—	—	—	—	—	—	—	—	—	410	—
Net loss	—	—	—	—	—	—	—	—	—	(89,660)	(89,660)	(89,660)
Balance at December 31, 2004	3,891	19,421	2,600	2,588	185	927	3,701	18,353	1,515	(143,684)	212,490
Total, Year Ended December 31, 2004												(88,773)
Cancellations of shares granted to employees	—	—	—	—	—	—	—	—	—	—	—	—
Equity-based compensation expense	—	—	—	—	—	—	—	—	—	—	13,306	—
Foreign currency translation	—	—	—	—	—	—	—	—	(850)	—	(850)	(850)
Issuances of common stock, net	—	—	—	—	—	—	—	—	—	—	63,573	—
Conversion of preferred stock into common stock	(3,891)	(19,421)	(2,600)	(2,588)	(185)	(927)	(3,701)	(18,353)	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(67,518)	(67,518)	(67,518)
Balance at December 31, 2005	—	—	—	—	—	—	—	—	665	(211,202)	221,001
Total, Year Ended December 31, 2005												(68,368)
Cancellations of shares granted to employees	—	—	—	—	—	—	—	—	—	—	—	—
Adoption of SFAS 123(R)—reclassification of deferred compensation	—	—	—	—	—	—	—	—	—	—	—	—
Equity-based compensation expense	—	—	—	—	—	—	—	—	—	—	10,509	—
Foreign currency translation	—	—	—	—	—	—	—	—	973	—	973	973
Issuances of common stock, net	—	—	—	—	—	—	—	—	—	—	36,479	—
Exercises of options for common stock	—	—	—	—	—	—	—	—	—	—	427	—
Treasury stock retirement	—	—	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(53,757)	(53,757)	(53,757)
Balance at December 31, 2006	—	$ —	—	$ —	—	$ —	—	$ —	$ 1,638	$ (264,959)	$ 215,632
Total, Year Ended December 31, 2006												$ (52,784)

The accompanying notes are an integral part of these consolidated statements.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2004, DECEMBER 31, 2005 AND DECEMBER 31, 2006
(IN THOUSANDS)

	2004	2005	2006
Cash flows from operating activities:
Net loss	$(89,660)	$(67,518)	$(53,757)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	56,645	55,600	58,414
Amortization of debt discount—convertible notes	1,058	1,548	2,265
Equity-based compensation expense	12,262	13,305	10,509
Gains—Cisco credit facility—related party	—	(842)	—
Gains—capital lease obligation restructurings and dispositions of assets, net	(6,124)	(3,983)	(540)
Changes in assets and liabilities:
Accounts receivable	2,274	(3,645)	(2,758)
Prepaid expenses and other current assets	2,256	34	(1,321)
Other assets	1,565	(3,700)	563
Accounts payable and accrued liabilities	(6,701)	139	(8,090)
Net cash (used in) provided by operating activities	(26,425)	(9,062)	5,285
Cash flows from investing activities:
Purchases of property and equipment	(10,135)	(17,342)	(21,526)
Purchases of intangible assets	(317)	(129)	(100)
(Purchases) maturities of short term investments, net	3,026	(774)	1,203
Cash acquired—acquisitions	2,336	—	—
Purchase of fiber optic network in Germany	(1,949)	(932)	—
Proceeds from asset sales	4,338	5,122	945
Net cash used in investing activities	(2,701)	(14,055)	(19,478)
Cash flows from financing activities:
Repayment of capital lease obligations	(6,630)	(6,899)	(9,861)
Repayment of advance from LNG Holdings—related party	(1,242)	—	—
Cash acquired—mergers	42,358	—	—
Proceeds from sales of common stock, net	—	63,723	36,479
Proceeds from exercises of common stock options	—	—	427
Proceeds from issuance of subordinated note—related party	—	10,000	—
Repayment of subordinated note—related party	—	(10,000)	—
Repayment of Cisco note	—	(17,000)	—
Borrowings under credit facility	—	10,000	—
Repayments under credit facility	—	(10,000)	—
Net cash provided by financing activities	34,486	39,824	27,045
Effect of exchange rate changes on cash	609	(668)	(93)
Net increase in cash and cash equivalents	5,969	16,039	12,759
Cash and cash equivalents, beginning of year	7,875	13,844	29,883
Cash and cash equivalents, end of year	$13,844	$29,883	$42,642
Supplemental disclosures of cash flow information:
Cash paid for interest	$10,960	$12,598	$12,235
Non-cash financing activities—
Capital lease obligations incurred	968	1,213	2,087

The accompanying notes are an integral part of these consolidated statements.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2004, DECEMBER 31, 2005 AND DECEMBER 31, 2006
(IN THOUSANDS)

2004
Issuance of Series I preferred stock for Symposium Gamma common stock	$2,575
Issuance of Series J preferred stock for Symposium Omega common stock	19,454
Issuance of Series K preferred stock for UFO Group common stock	2,600
Issuance of Series L preferred stock for Global Access assets	927
Issuance of Series M preferred stock for Cogent Potomac common stock	18,352
Symposium Gamma (Cogent Europe) Acquisition
Fair value of assets acquired	$155,468
Negative goodwill	(77,232)
Less: valuation of preferred stock	(2,575)
Fair value of liabilities assumed	$75,661
Symposium Omega Acquisition
Fair value of assets acquired	$19,454
Less: valuation of preferred stock	$(19,454)
Fair value of liabilities assumed
UFO Group Acquisition
Fair value of assets acquired	$3,326
Less: valuation of preferred stock	(2,600)
Fair value of liabilities assumed	$726
Global Access Acquisition
Fair value of assets acquired	$1,931
Less: valuation of preferred stock	(927)
Fair value of liabilities assumed	$1,004
Cogent Potomac (Aleron) Acquisition
Fair value of assets acquired	$20,622
Less: valuation of preferred stock	(18,352)
Fair value of liabilities assumed	$2,270
Verio Acquisition
Fair value of assets acquired	$4,493
Fair value of liabilities assumed	$4,493

The accompanying notes are an integral part of these consolidated statements.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2005 and 2006

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

The Company is a leading facilities-based provider of low-cost, high-speed Internet access and Internet Protocol (“IP”) communications services. The Company’s network is specifically designed and optimized to transmit data using IP. The Company delivers its services to small and medium-sized businesses, communications service providers and other bandwidth-intensive organizations through over 12,300 customer connections in North America and Western Europe.

The Company’s primary on-net service is Internet access at a speed of 100 Megabits per second, much faster than typical Internet access currently offered to businesses. The Company offers this on-net service exclusively through its own facilities, which run all the way to its customers’ premises. Because of its integrated network architecture, the Company is not dependent on local telephone companies to serve its on-net customers. The Company’s typical customers in multi-tenant office buildings are law firms, financial services firms, advertising and marketing firms and other professional services businesses. The Company also provides on-net Internet access to certain bandwidth-intensive users such as universities, other Internet service providers, telephone companies, cable television companies and commercial content providers at speeds up to 10 Gigabits per second.

In addition to providing on-net services, the Company also provides Internet connectivity to customers that are not located in buildings directly connected to its network. The Company serves these off-net customers using other carriers’ facilities to provide the “last mile” portion of the link from its customers’ premises to the Company’s network. The Company operates data centers throughout North America and Western Europe that allow customers to collocate their equipment and access the Company’s network. The Company also provides certain non-core services that resulted from acquisitions. The Company continues to support but does not actively sell these non-core services.

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

Management’s plans, liquidity and business risks

The Company has experienced losses since its inception in 1999 and as of December 31, 2006 had an accumulated deficit of $265.0 million. The Company operates in the rapidly evolving Internet services industry, which is subject to intense competition and rapid technological change, among other factors. The successful execution of the Company’s business plan is dependent upon the Company’s ability to increase and retain its customers, the Company’s ability to retain and attract key employees, and the Company’s ability to manage its growth including its increased sales and marketing efforts and geographic expansion, among other factors. Although management believes that the Company will successfully mitigate its risks, management cannot give any assurance that it will be able to do so or that the Company will ever operate profitably.

On June 7, 2006 the Company sold 4.35 million shares of common stock at $9.00 per share in a public offering. This public offering resulted in net proceeds to the Company of approximately $36.5 million. Management believes that cash on hand, cash from this public offering and cash generated from the Company’s operations will be adequate to meet the Company’s future funding requirements.

Any future acquisitions, other significant unplanned costs or cash requirements may require the Company to raise additional funds through the issuance of debt or equity. Such financing may not be available on terms acceptable to the Company or its stockholders, or at all. Insufficient funds may require the Company to delay or scale back the number of buildings that it serves, scale back its planned sales and marketing efforts, or require the Company to restructure its business. If the Company issues equity securities, substantial dilution to existing stockholders may result.

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

Revenue recognition and allowance for doubtful accounts

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

The Company establishes a valuation allowance for collection of doubtful accounts and other sales credit adjustments. Valuation allowances for sales credits are established through a reduction of revenue, while valuation allowances for doubtful accounts are established through a charge to selling, general and administrative expenses. The Company assesses the adequacy of these reserves by evaluating general factors, such as the length of time individual receivables are past due, historical collection experience, and changes in the credit worthiness of its customers. The Company believes that its established valuation allowances were adequate as of December 31, 2005 and 2006. If circumstances relating to specific customers change or economic conditions change such that the Company’s past collection experience and assessment of the economic environment are no longer relevant, the Company’s estimate of the recoverability of its trade receivables could be impacted.

Network operations

Network operations include costs associated with service delivery, network management, and customer support. This includes the costs of personnel and related operating expenses associated with these activities, network facilities costs, fiber and equipment maintenance fees, leased circuit costs, and access fees paid to building owners. The Company estimates its accruals for any disputed leased circuit obligations based upon the nature and age of the dispute. Network operations costs are impacted by the timing and amounts of disputed circuit costs. The Company generally records these disputed amounts when billed by the vendor and reverses these amounts when the vendor credit has been received or the dispute has otherwise been resolved. The Company does not allocate depreciation and amortization expense to its network operations expense.

International operations

Revenue for Cogent Canada for the years ended December 31, 2004, 2005 and 2006 was $6.2 million, $8.0 million and $10.7 million, respectively. The net income (loss) for Cogent Canada for the years ended December 31, 2004, 2005 and 2006, was $0.3 million, $1.8 million and $(1.6) million, respectively. Cogent Canada’s total assets were $12.0 million at December 31, 2005 and $12.6 million at December 31, 2006.

Revenue for the Company’s European operations for the years ended December 31, 2004, 2005 and 2006 was $23.3 million, $27.0 million and $31.6 million, respectively. The net loss for Cogent Europe for the years ended December 31, 2004, 2005 and 2006, was $14.4 million, $11.0 million and $11.0 million, respectively. Cogent Europe’s total consolidated assets were $57.1 million at December 31, 2005 and $57.2 million at December 31, 2006.

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

Financial instruments

The Company considers all highly liquid investments with an original maturity of three months or less at purchase to be cash equivalents. The Company determines the appropriate classification of its investments at the time of purchase and evaluates such designation at each balance sheet date. At December 31, 2005 and 2006, the Company’s investments consisted of money market accounts and certificates of deposit.

At December 31, 2005 and 2006, the carrying amount of cash and cash equivalents, short-term investments, accounts receivable, prepaid and other current assets, accounts payable, and accrued expenses approximated fair value because of the short maturity of these instruments. Based upon the borrowing rates for debt arrangements with similar terms the Company estimates the fair value of the Allied Riser convertible subordinated notes at $10.2 million using a discounted cash flows method and using an interest rate for obligations of similar characteristics. The Allied Riser convertible subordinated notes due in June 2007 have a face value of $10.2 million. The notes were recorded at their fair value of approximately $2.9 million at the Allied Riser merger date. The resulting discount is being amortized to interest expense through the maturity date using the effective interest rate method.

Short-term investments

Short-term investments consist of certificates of deposit with original maturities beyond three months, but less than 12 months. Such short-term investments are carried at cost, which approximates fair value due to the short period of time to maturity. Investments underlying our cash equivalents and short-term investments are classified as “held-to-maturity” in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

The Company was party to letters of credit totaling approximately $2.2 million as of December 31, 2005 and $1.0 million at December 31, 2006. These letters of credit are secured by certificates of deposit of approximately $2.4 million at December 31, 2005 and $1.1 million at December 31, 2006 that are restricted and included in short-term investments and other assets.

Credit risk

The Company’s assets that are exposed to credit risk consist of its cash equivalents, short-term investments, other assets and accounts receivable. The Company places its cash equivalents and short-term investments in instruments that meet high-quality credit standards as specified in the Company’s investment policy guidelines. Accounts receivable are due from customers located in major metropolitan areas in the United States, Western Europe and Ontario, Canada. Receivables  from the Company’s net centric (wholesale) customers and customers obtained through business combinations are subject to a higher degree of credit risk than other customers.

Property and equipment

Property and equipment are recorded at cost and depreciated once deployed using the straight-line method over the estimated useful lives of the assets. Useful lives are determined based on historical usage with consideration given to technological changes and trends in the industry that could impact the asset utilization. System infrastructure costs include capitalized interest, the capitalized salaries and benefits of employees directly involved with construction activities and costs incurred by third party contractors. Assets and liabilities under capital leases are recorded at the lesser of the present value of the aggregate future minimum lease payments or the fair value of the assets under lease. Leasehold improvements include costs associated with building improvements. The Company determines the number of renewal option periods included in the lease term for purposes of amortizing leasehold improvements based upon its assessment at the inception of the lease of the number of option periods that are reasonably assured in accordance with SFAS No. 13 “Accounting for Leases.” Expenditures for maintenance and repairs are expensed as incurred.

Depreciation and amortization periods are as follows:

Type of asset	Depreciation or amortization period
Indefeasible rights of use (IRUs)	Shorter of useful life or IRU lease agreement; generally 15 to 20 years, beginning when the IRU is ready for use
Network equipment	3 to 8 years
Leasehold improvements	Shorter of lease term with reasonably assured renewal term or useful life; generally 8 to 15 years
Software	2 to 5 years
Owned buildings	40 years
Office and other equipment	1 to 10 years
System infrastructure	5 to 10 years

Long-lived assets

The Company’s long-lived assets include property and equipment and identifiable intangible asset. These long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed pursuant to Statement of Financial Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Pursuant to SFAS No. 144, impairment is determined by comparing the carrying value of these long-lived assets to management’s probability weighted estimate of the future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. The cash flow projections used to make this assessment are consistent with the cash flow projections that management uses internally to assist in making key decisions. In the event an impairment exists, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset, which is generally determined by using quoted market prices or valuation techniques such as the discounted present value of expected future cash flows, appraisals, or other pricing models. Management believes that no such impairment existed as of December 31, 2005 or 2006. In the event there are changes in the planned use of the Company’s long-term assets or the Company’s expected future undiscounted cash flows are reduced significantly, the Company’s assessment of its ability to recover the carrying value of these assets under SFAS No. 144 could change.

Asset retirement obligations

In accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations,” the fair value of a liability for an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company measures changes in the liability for an asset retirement obligation due to passage of time using  the effective interest rate method. The interest rate used to measure that change is the credit-adjusted risk-free rate that existed when the liability was initially measured.

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

Equity-based compensation

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

Under the modified-prospective transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all equity-based payments granted prior to but not yet vested as of January 1, 2006, based on the grant date fair value, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value.  Results for prior periods have not been restated. As a result of adopting Statement 123(R), the Company’s net loss for the year ended December 31, 2006, was approximately $0.7 million greater than if it had continued to account for share-based compensation under Opinion 25. Upon the adoption of Statement 123(R), $9.7 million of deferred compensation was offset against additional paid-in-capital.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of Statement 123 for the years ended December 31, 2004 and December 31, 2005 (in thousands except per share amounts):

	Year Ended December 31, 2004	Year Ended December 31, 2005
Net loss available to common shareholders, as reported	$(133,646)	$(67,518)
Add: stock-based employee compensation expense included in reported net loss, net of related tax effects	12,262	13,305
Deduct: total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(12,523)	(13,918)
Pro forma—net loss available to common shareholders	$(133,907)	$(68,131)
Loss per share available to common shareholders, as reported—basic and diluted	$(175.03)	$(1.96)
Pro forma loss per share available to common shareholders,—basic and diluted	$(175.38)	$(1.98)

Pro forma information regarding net loss and net loss per share is required by Statement 123 and, in periods prior to January 1, 2006, had been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The Company determines the fair value of grants of its restricted common stock by the closing trading price of its common stock on the grant date. The weighted-average per share grant date fair value of options for common stock was $6.21 in 2004, $4.95 in 2005 and $6.16 in 2006.

The following assumptions were used for determining the fair value of options granted in the three years ended December 31, 2006:

	Year Ended December 31, 2004	Year Ended December 31, 2005	Year Ended December 31, 2006
Dividend yield	0.0%	0.0%	0.0%
Expected volatility—average	151.0%	159.8%	58.2%
Risk-free interest rate—average	4.0%	4.1%	4.8%
Expected life of the option term (in years)	5.0	5.0	5.0

Basic and diluted net loss per common share

Net loss per share is presented in accordance with the provisions of SFAS No. 128 “Earnings per Share”. SFAS No. 128 requires a presentation of basic EPS and diluted EPS. Basic EPS excludes dilution for common stock equivalents and is computed by dividing net income or loss available to common stockholders by the weighted-average number of common shares outstanding for the period, adjusted, using the if-converted method, for the effect of common stock equivalents arising from the assumed conversion of participating convertible securities, if dilutive. Diluted net loss per common share is based on the weighted- average number of shares of common stock outstanding during each period, adjusted for the effect of common stock equivalents arising from the assumed exercise of stock options, warrants, the conversion of preferred stock and conversion of participating convertible securities, if dilutive. Common stock equivalents have been excluded from the net loss per share calculations for all periods presented because their effect would be anti-dilutive.

For the years ended December 31, 2004,  2005 and 2006 options to purchase 1.1 million, 1.2 million shares and 1.2 million shares of common stock at weighted-average exercise prices of $2.30,  $2.68 and $2.73 per share, respectively, are not included in the computation of diluted earnings per share as they are anti-dilutive. Unvested restricted stock is not included in the computation of earnings per share until vested. For the years ended December 31, 2005 and 2006, 0.3 million shares and 0.4 million shares of unvested restricted stock, respectively, are not included in the computation of basic earnings per share and will be included as this stock vests. For the year ended December 31, 2004, preferred stock, which was convertible into 31.6 million shares of common stock was not included in the computation of diluted earnings per share as a result of its anti-dilutive effect. For each of the three years ended December 31, 2006 approximately 6,300 shares, of common stock issuable on the conversion of the Allied Riser convertible subordinated notes and warrants were not included in the computation of diluted earnings per share as a result of their anti-dilutive effect.

The weighted-average basic and diluted common shares outstanding increased from 34.4 million for the year ended December 31, 2005 to 46.3 million for the year ended December 31, 2006 primarily due to the effect of the conversion of the Company’s shares of preferred stock into 31.6 million shares of common stock on February 14, 2005, the Company’s public offering of 11.5 million shares of common stock which closed in June 2005 and the Company’s public offering of 4.35 million shares of common stock which closed in June 2006.

The weighted-average basic and diluted common shares outstanding increased from 0.8 million for the year ended December 31, 2004 to 34.4 million for the year ended December 31, 2005 primarily due to the effect of the conversion of the Company’s shares of preferred stock into 31.6 million shares of common stock on February 14, 2005 and the Company’s public offering of 11.5 million shares of common stock which closed in June 2005.

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

Recent accounting pronouncements

In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109.” FIN No. 48 requires that management determine whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets this recognition threshold, the position is measured to determine the amount of benefit to be recognized in the financial statements. The Company will adopt the provisions of FIN No. 48 beginning in the first quarter of 2007. The Company is currently evaluating the effect, if any, the adoption of FIN No. 48 will have on its financial statements. Based upon the analysis performed to date, the Company does not believe that the adoption of FIN No. 48 will have a material effect on its financial position.

2.   Property and equipment:

Property and equipment consisted of the following (in thousands):

	December 31,
	2005	2006
Owned assets:
Network equipment	$233,275	$244,688
Leasehold improvements	63,327	68,452
System infrastructure	36,549	38,670
Software	7,688	7,800
Office and other equipment	5,973	7,395
Buildings	1,435	1,418
Land	226	125
	348,473	368,548
Less—Accumulated depreciation and amortization	(167,768)	(213,625)
	180,705	154,923
Assets under capital leases:
IRUs	139,669	143,773
Less—Accumulated depreciation and amortization	(27,587)	(35,428)
	112,082	108,345
Property and equipment, net	$292,787	$263,268

Depreciation and amortization expense related to property and equipment and capital leases was $48.3 million, $53.7 million and $56.8 million for the years ended December 31, 2004, 2005 and 2006, respectively.

Asset sales

In 2005, the Company sold a building and land for net proceeds of $5.1 million. This transaction resulted in a gain of approximately $3.9 million. In 2006, the Company sold another building and land for net proceeds of $0.8 million. This transaction resulted in a gain of approximately $0.3 million.

Capitalized labor and related costs

The Company capitalizes the salaries and related benefits of employees directly involved with its construction activities. In 2004, 2005 and 2006, the Company capitalized salaries and related benefits of

$1.7 million, $2.2 million and $2.1 million, respectively. These amounts are included in system infrastructure costs.

3.   Accrued liabilities:

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

Restructuring accrual
Charged to costs—2004	$1,821
Amortization of discount	145
Amounts paid	(355)
Balance—December 31, 2004	1,611
Amortization of discount	144
Charged to costs - 2005	1,319
Effect of exchange rates	(236)
Amounts paid	(1,286)
Balance—December 31, 2005	1,552
Effect of exchange rates	40
Amortization of discount	114
Amounts paid	(1,313)
Balance—December 31, 2006 (included in accrued liabilities)	$393

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

Lease accrual
Assumed obligation—balance December 31, 2004	$1,894
Increase to obligation—2005	1,563
Amortization of discount	105
Amounts paid	(842)
Balance—December 31, 2005	2,720
Amortization of discount	154
Facility placed into service—included in other income	(395)
Amounts paid	(725)
Balance—December 31, 2006	1,754
Current portion (included in accrued liabilities)	(512)
Long term portion (included in other long term liabilities)	$1,242

Asset retirement obligations

The Company provides for asset retirement obligations for certain points of presence in its networks. A reconciliation of the amounts related to these obligations as follows (in thousands):

Asset Retirement Obligations
Beginning balance	$—
Acquired balance—Cogent Europe	1,226
Amortization of discount	40
Amounts paid	(64)
Balance—December 31, 2004	1,202
Effect of exchange rates	(128)
Amortization of discount	45
Amounts paid	(274)
Balance—December 31, 2005	845
Effect of exchange rates	101
Amortization of discount	40
Balance—December 31, 2006 (recorded as other long term liabilities)	$986

Accrued liabilities as of December 31 consist of the following (in thousands):

	2005	2006
General operating expenditures	$7,890	$6,828
Restructuring accrual	1,198	393
Due to LNG—related party (Note 10)	24	—
Acquired lease accruals—Verio acquisition	657	512
Deferred revenue	1,302	1,265
Payroll and benefits	1,271	1,465
Taxes—non income based	817	585
Interest	3,116	1,566
Total	$16,275	$12,614

4.   Intangible assets:

Intangible assets as of December 31 consist of the following (in thousands):

	2005	2006
Peering arrangements	$16,440	$16,440
Customer contracts	12,350	12,435
Trade name	1,764	1,764
Non-compete agreements	431	431
Licenses	465	615
Total	31,450	31,685
Less—accumulated amortization	(28,896)	(30,535)
Intangible assets, net	$2,554	$1,150

Intangible assets are being amortized over periods ranging from 12 to 60 months. Intangible assets are amortized on a straight-line basis or using an accelerated method consistent with expected cash flows. Amortization expense for the years ended December 31, 2004, 2005 and 2006 was approximately $8.3 million, $2.0 million and $1.6 million, respectively. Future amortization expense related to intangible assets is expected to be $1.0 million, $0.1 million and $0.1 million, for the years ending December 31, 2007, 2008 and 2009, respectively.

5.   Long-term debt and credit facility:

Subordinated note

On February 24, 2005, the Company issued a subordinated note in the principal amount of $10.0 million to Columbia Ventures Corporation, a stockholder, in exchange for $10.0 million in cash. The note had an initial interest rate of 10.0% per annum. The Company could prepay the note in whole or in part at any time without penalty. The terms of the note required the payment of all principal and accrued interest upon the occurrence of a liquidity event, which was defined as an equity offering of at least $30.0 million in net proceeds. The Company’s June 2005 public offering was considered a liquidity event and in June 2005 the Company repaid the $10.0 million subordinated note, plus accrued interest of $0.3 million.

Credit facility

The Company has a credit facility with a commercial bank that provides for borrowings up to $20.0 million. The credit facility matures on April 1, 2007 and is secured by a first priority lien on the Company’s accounts receivable and on a majority of the Company’s other assets. The borrowing base is determined primarily by the aging characteristics related to the Company’s accounts receivable and the amount of the Company’s cash held at the commercial bank. In March 2005, the Company borrowed $10.0 million that was repaid in June 2005. Borrowings under the credit facility accrue interest at the prime rate plus 1.5% and may, in certain circumstances, be reduced to the prime rate plus 0.5%. Interest is paid monthly. The line includes an unused facility fee of 0.375% and a 0.75% prepayment penalty. The agreements governing the credit facility contain certain customary representations and warranties, covenants, notice provisions and events of default including a requirement to maintain a certain percentage of the Company’s unrestricted cash with the commercial bank and financial covenants based upon the Company’s operating performance and capital expenditures. There have been no amounts borrowed since June 2005 and there were no amounts outstanding under the credit facility at December 31, 2006. The Company does not plan to renew the credit facility when it expires on April 1, 2007.

Cisco note

In June 2005, the Company used a portion of the proceeds from its public offering to repay its $17.0 million amended and restated Cisco note. The note was subject to mandatory prepayment in full, without prepayment penalty, upon the completion of any equity financing or receipt of loan proceeds in excess of $30.0 million. The repayment of the note resulted in a gain of $0.8 million representing the amount of the estimated future interest payments.

Allied Riser convertible subordinated notes

The Company’s 7.50% convertible subordinated notes are due on June 15, 2007. The $10.2 million of notes were recorded at their fair value of approximately $2.9 million at the Allied Riser merger date. The discount is amortized to interest expense through the maturity date. The notes are convertible at the option of the holders into approximately 1,050 shares of the Company’s common stock. Interest is payable semiannually on June 15 and December 15, and is payable, at the election of the Company, in either cash or registered shares of the Company’s common stock. The Company has paid interest in cash.

6.   Income taxes:

The net deferred tax asset is comprised of the following (in thousands):

	December 31
	2005	2006
Net operating loss carry-forwards	$275,283	$319,768
Depreciation	(47,764)	(38,370)
Start-up expenditures	3,724	2,838
Accrued liabilities	3,407	(497)
Deferred compensation	4,760	4,783
Other	4	15
Valuation allowance	(239,414)	(288,537)
Net deferred tax asset	$—	$—

Due to the uncertainty surrounding the realization of its net deferred tax asset, the Company has recorded a valuation allowance for the full amount of its net deferred tax asset. Should the Company achieve taxable income, its deferred tax assets may be available to offset future income tax liabilities. The Company has combined net operating loss carry-forwards of approximately $927 million. The federal and state net operating loss carry-forwards for the United States of approximately $426 million expire from 2023 to 2027. The Company has net operating loss carry forwards related to its European operations of approximately $501 million, which do not expire. The federal and state net operating loss carry-forwards of Allied Riser Communications Corporation of approximately $183 million are subject to certain limitations on annual utilization due to the change in ownership as a result of the merger as prescribed by federal and state tax laws. The Company’s net operating loss carry-forwards could also be subject to certain additional limitations on annual utilization if certain changes in ownership have occurred or were to occur as prescribed by the laws in the respective jurisdictions.

The following is a reconciliation of the Federal statutory income tax rate to the effective rate reported in the financial statements.

	2004	2005	2006
Federal income tax (benefit) at statutory rates	34.0%	34.0%	34.0%
State income tax (benefit) at statutory rates, net of Federal benefit	4.0	4.0	4.0
Impact of foreign operations	(0.4)	(0.4)	(0.6)
Impact of permanent differences	0.1	0.1	7.5
Change in valuation allowance	(37.7)	(37.7)	(44.9)
Effective income tax rate	—%	—%	—%

7.   Commitments and contingencies:

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

For the year ending December 31,
2007	$12,694
2008	10,811
2009	10,811
2010	15,171
2011	9,714
Thereafter	87,180
Total minimum lease obligations	146,381
Less—amounts representing interest	(58,335)
Present value of minimum lease obligations	88,046
Current maturities	(6,027)
Capital lease obligations, net of current maturities	$82,019

Capital lease obligation amendments

Cogent Spain has negotiated modifications to certain of its IRU capital lease obligations. These modifications have generally reduced IRU lease payments and extended the lease terms. A 2004 lease modification resulted in a gain of approximately $5.2 million. A 2005 lease modification resulted in a gain of approximately $0.8 million. A 2006 lease modification resulted in a gain of approximately $0.3 million. These transactions resulted in gains since the differences between the carrying values of the old IRU obligations and the net present values of the new IRU obligations were greater than the carrying values of the related IRU assets.

In March 2004, Cogent France paid approximately $0.3 million and settled amounts due from and due to a vendor. The vendor leased Cogent France its office facility and an intra-city IRU. The settlement agreement also restructured the IRU capital lease by reducing the lease payments. This transaction resulted in a reduction to the capital lease obligation and IRU asset of approximately $1.9 million in 2004.

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

Operating leases, maintenance and tenant license agreements

The Company leases office space, network equipment sites, and facilities under operating leases. The Company also enters into building access agreements with the landlords of its targeted multi- tenant office buildings. The Company pays fees for the maintenance of its intra-city and inter-city leased fiber and in certain cases the Company connects its customers to its network under operating lease commitments for fiber. Future minimum annual commitments under these arrangements are as follows (in thousands):

2007	$28,960
2008	22,073
2009	17,699
2010	14,203
2011	9,981
Thereafter	60,766
$153,682

Expense related to these arrangements was $33.7 million in 2004, $36.8 million in 2005 and $33.8 million in 2006. The Company has sublet certain office space and facilities. Future minimum payments under these sub-lease agreements are approximately $0.6 million, $0.3 million, and $0.1 million for the years ending December 31, 2007 through December 31, 2009, respectively.

Unconditional purchase obligations

Unconditional purchase obligations for equipment and services totaled approximately $1.2 million at December 31, 2006 and are expected to be fulfilled within one year.

8.   Stockholders’ equity:

Treasury stock retirement

In September 2006, the Company retired its 61,462 shares of treasury stock. As a result, $0.1 million of treasury stock was offset against additional paid-in-capital.

Equity conversion

In February 2005, holders of the Company’s preferred stock elected to convert all of their shares of preferred stock into 31.6 million shares of the Company’s common stock. As a result, the Company no longer has outstanding shares of preferred stock. The accounting for this transaction resulted in the elimination of the balances of the Series F through M preferred stock and an increase of approximately $139.7 million to additional paid-in-capital.

Public offerings

On June 13, 2005 the Company sold 10.0 million shares of common stock at $6.00 per share in a public offering. On June 16, 2005 the underwriters exercised their option to purchase an additional 1.5 million shares of common stock at $6.00 per share. This public offering resulted in net proceeds to the Company of $63.7 million, after underwriting, legal, accounting and printing costs.

On June 7, 2006 the Company sold 4.35 million shares of common stock at $9.00 per share and certain selling shareholders sold 6.0 million shares of common stock at the same price in a public offering. This public offering resulted in net proceeds to the Company, after underwriting, legal, accounting and printing costs of approximately $36.5 million.

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

9.   Stock option and award plan:

Incentive Award Plan

In September 2003, the Compensation Committee of the board of directors adopted and the stockholders approved, the Company’s Incentive Award Plan (the “Award Plan”). Stock options granted under the Award Plan generally vest over a four-year period and have a term of ten years. Grants of shares of restricted stock granted under the Award Plan vest over periods ranging from immediate vesting to over a four-year period. Certain option and share grants provide for accelerated vesting if there is a change in control, as defined. For grants of restricted stock, when an employee terminates prior to full vesting the employee retains their vested shares and the employees’ unvested shares are returned to the plan. For grants of options for common stock, when an employee terminates prior to full vesting the employee may elect to exercise their vested options for a period of ninety days and any unvested options are returned to the plan. Compensation expense for all awards is recognized ratably over the service period. Shares issued to satisfy awards are provided from the Company’s authorized shares. As of December 31, 2006, of the 3.8 million authorized shares under the Award Plan there were a total of 0.2 million shares available for grant.

Stock options exercised, granted, and canceled under the Company’s Award Plan during the period from December 31, 2003 to December 31, 2006, was as follows:

	Number of Options	Weighted-average exercise price
Outstanding at December 31, 2003	—	—
Granted	1,057,667	$2.27
Cancellations	(2,347)	$6.17
Outstanding at December 31, 2004	1,055,320	$2.26
Granted	216,053	$5.59
Cancellations	(36,733)	$7.66
Outstanding at December 31, 2005	1,234,640	$2.68
Granted—13,840 granted below market value	82,220	$8.13
Cancellations	(60,282)	$6.73
Exercised—intrinsic value $0.8 million; cash received $0.4 million	(103,602)	$4.11
Outstanding at December 31, 2006 - $15.6 million intrinsic value and 7.9 years weighted-average remaining contractual term	1,152,976	$2.73
Exercisable at December 31, 2006 - $12.0 million intrinsic value and 7.7 years weighted-average remaining contractual term	810,127	$1.46
Expected to vest - $14.6 million intrinsic value and 7.8 years weighted-average remaining contractual term	1,056,246	$2.45

Stock options outstanding and exercisable under the Award Plan by price range at December 31, 2006 were as follows:

Range of Exercise Prices	Number Outstanding 12/31/2006	Weighted Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Number Exercisable As of 12/31/2006	Weighted-Average Exercise Price
$0.00 to $0.01 (granted below market value)	658,014	7.72	$0.00	616,823	$0.00
$0.02 to $5.94	129,489	8.75	$4.90	25,922	$4.95
$5.95 to $6.00	286,233	7.50	$6.00	157,896	$6.00
$6.01 to $32.00	79,240	9.13	$10.04	9,486	$11.09
$0.00 to $32.00	1,152,976	7.88	$2.73	810,127	$1.46

Compensation expense related to stock options and restricted stock was approximately $12.3 million, $13.3 million and $10.5 million for the years ended December 31, 2004, December 31, 2005 and December 31, 2006, respectively. As of December 31, 2006 there was approximately $5.5 million of total unrecognized compensation cost related to non-vested equity-based compensation awards. That cost is expected to be recognized over a weighted average period of approximately twenty-seven months. In January 2007, the Company granted approximately 51,000 vested shares of common stock to its non-management Directors resulting in approximately $0.9 million of equity-based compensation expense.

A summary of the status of the Company’s non-vested restricted stock awards as of December 31, 2006 and the changes during the year ended December 31, 2006 is as follows:

Non-vested awards	Shares	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2005	407,991	$20.57
Granted	382,500	$18.63
Vested	(419,365)	$17.11
Forfeited	(646)	$38.73
Non-vested at December 31, 2006	370,480	$17.66

The weighted- average per share grant date fair value of restricted stock granted to employees was $32.31 in 2004 (92,808 shares), $4.93 in 2005 (200,000 shares) and $18.63 in 2006 (382,500 shares). The fair value was determined using the trading price of the Company’s common stock on the date of grant. The fair value of shares of restricted stock vested in the years ending December 31, 2004, 2005 and 2006 was approximately $8.5 million, $6.0 million and $4.1 million, respectively.

10.   Related party transactions:

Office lease

The Company’s headquarters is located in an office building owned by an entity controlled by the Company’s Chief Executive Officer. The Company paid $409,000 in 2004, $417,000 in 2005 and $464,000 in 2006 in rent and related costs to this entity. The lease expires in August 2010.

LNG Holdings SA (“LNG”)

In November 2003, approximately 90% of the stock of LNG, the then parent company of Cogent Europe was acquired by Symposium Inc. (“Symposium”) a Delaware corporation. The Company’s Chief Executive Officer owns 100% of Symposium. In January 2004, LNG transferred its interest in Cogent Europe to Symposium Gamma, Inc. (“Gamma”), a Delaware corporation. Symposium continues to own approximately 90% of the stock of LNG. LNG operates as a holding company. Its subsidiaries that have not been sold hold assets related to their former telecommunications operations (which operations have been terminated). Prior to the Company’s January 2004 merger with Gamma, and advanced as part of the Gamma merger, LNG transferred $1.2 million to Cogent France. Cogent France repaid the $1.2 million to LNG in March 2004.

In 2005, the Company reimbursed LNG for the approximate $200,000 of salaries paid to two employees of LNG that were providing Cogent Europe accounting and management services during 2004. In November 2004, these two employees became employees of Cogent Europe. In 2006, the Company paid approximately $208,000 for professional services performed for LNG.

Vendor settlement

In 2004, Cogent Spain and LNG settled a number of disputes between those entities and Iberbanda, a Spanish entity from whom Cogent Spain had been leasing space and obtaining services. In the settlement, LNG released to Iberbanda a $0.4 million bond that had been put in place by LNG with the Spanish government as part of a bid for the right to construct a wireless network. LNG’s release of the bond has been recorded as a contribution of capital from a shareholder as a result of the Company’s Chief Executive Officer’s ownership of LNG.

Customers

Certain of the Company’s directors are either directors or owners of customers of the Company. The Company has billed and recorded revenue of approximately $15,000 per month to these companies.

Transactions with One Communications, Hibernia Atlantic, and Pacwest

The Company purchases local loops from a subsidiary of One Communications Corp. and Pacwest Telecomm Inc.; and it obtains transatlantic circuits from Hibernia Atlantic U.S. LLC. A Company director and a shareholder through his wholly-owned company, Columbia Ventures Corporation has a substantial interest in each of these companies. In 2006, the Company paid these companies approximately $1.1 million for these services. Each service was acquired after the Company considered alternative suppliers and the Company believes that the terms under which these circuits were acquired are at least as advantageous as those the Company could have received from an unaffiliated party. None of the leases of these circuits have a term of service in excess of twelve months.

11.   Segment information:

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has one operating segment. Below are the Company’s net revenues and long lived assets by geographic region (in thousands):

	Years Ended December 31,
	2004	2005	2006
Service Revenue, net
North America	$68,009	$108,260	$117,475
Europe	23,277	26,953	31,596
Total	$91,286	$135,213	$149,071

	December 31, 2005	December 31, 2006
Long lived assets, net
North America	$252,343	$221,942
Europe	42,998	42,476
Total	$295,341	$264,418

12.   Quarterly financial information (unaudited):

	Three months ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
	(in thousands, except share and per share amounts)
Service revenue, net	$34,414	$33,806	$33,772	$33,222
Network operations, including equity-based compensation expense	23,033	21,494	21,590	20,077
Operating loss	(15,694)	(13,659)	(14,814)	(17,981)
Gains—asset sales, lease and debt obligations	3,372	842	844	—
Net loss	(14,973)	(16,151)	(16,106)	(20,288)
Net loss per common share—basic and diluted	(0.96)	(0.48)	(0.37)	(0.47)
Weighted-average number of shares outstanding—basic and diluted	15,610,722	33,963,566	43,474,555	43,619,506

In the fourth quarter of 2005, the Company revised the number of lease renewal periods used in determining the lease term for purposes of amortizing certain of its leasehold improvements resulting in a net increase in depreciation expense of approximately $3.0 million.

	Three months ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
	(in thousands, except share and per share amounts)
Service revenue, net	$34,447	$36,155	$37,954	$40,515
Network operations, including equity-based compensation expense	20,442	20,177	19,432	20,371
Operating loss	(14,318)	(13,545)	(10,645)	(8,044)
Gains—asset sales and lease obligations	—	—	255	254
Net loss	(16,441)	(15,491)	(11,854)	(9,971)
Net loss per common share—basic and diluted	(0.38)	(0.34)	(0.24)	(0.21)
Weighted-average number of shares outstanding—basic and diluted	43,841,837	45,099,826	48,463,130	48,510,716

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

We have assessed our internal control system in relation to criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based upon these criteria, we believe that, as of December 31, 2006, our system of internal control over financial reporting was effective.

The independent registered public accounting firm, Ernst & Young LLP, has audited our 2006 financial statements. Ernst & Young LLP was given unrestricted access to all financial records and related data, including minutes of all meetings of stockholders, the Board of Directors and committees of the Board. Ernst & Young LLP has issued an unqualified audit opinion on our 2006 financial statements as a result of the audit and also has issued an attestation report on management’s assessment of its internal control over financial reporting which is attached hereto.

Cogent Communications Group, Inc.

March 13, 2007

By:

/s/ DAVID SCHAEFFER
David Schaeffer
Chief Executive Officer
/s/ THADDEUS WEED
Thaddeus Weed
Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders
Cogent Communications Group, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Cogent Communications Group, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cogent Communications Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Cogent Communications Group, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Cogent Communications Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2006 consolidated financial statements of Cogent Communications Group Inc. and our report dated March 13, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

McLean, Virginia
March 13, 2007

ITEM 9B.       OTHER INFORMATION

Not applicable.

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item 10 is incorporated in this report by reference to the information set forth under the captions entitled “Election of Directors,” “The Board of Directors and Committees,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2007 Proxy Statement for the 2007 Annual Meeting of Stockholders, which is expected to be filed with the Commission within 120 days after the close of our fiscal year.

ITEM 11.         EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated in this report by reference to the information set forth under the captions entitled “The Board of Directors and Committees,” “Executive  Compensation”, “Employment Agreements”, “Compensation Committee Report on Executive Compensation,” and “Compensation Committee Interlocks and Insider Participation”  in the 2007 Proxy Statement.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item 12 is incorporated in this report by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2007 Proxy Statement.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 is incorporated in this report by reference to the information set forth under the caption “Certain Transactions” in the 2007 Proxy Statement.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated in this report by reference to the information set forth under the caption “Relationship With Independent Public Accountants” in the 2007 Proxy Statement.

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
10.22

Extension of Lease for Headquarters Space to August 31, 2006, by and between 6715 Kenilworth Avenue Partnership and Cogent Communications Group, Inc., dated July 21, 2005 (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-K, filed on August 15, 2005, and incorporated herein by reference)

10.23

Option for extension of Lease for Headquarters Space to August 31, 2007, by and between 6715 Kenilworth Avenue Partnership and Cogent Communications Group, Inc., dated July 21, 2005 (previously filed as Exhibit 10.2 to our Quarterly Report on Form 10-K, filed on August 15, 2005, and incorporated herein by reference)

10.24

Extension of Lease for headquarters space to August 31, 2010, by and between 6715 Kenilworth Avenue Partnership and Cogent Communications Group, Inc., dated June 20, 2006 (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed on August 8, 2006, and incorporated herein by reference)

10.25	Jeffery S. Karnes Employment Agreement with Cogent Communications Group, Inc., dated May 17, 2004 (filed herewith)
10.26	David Schaeffer Amendment No. 2 to Employment Agreement with Cogent Communications Group, Inc., dated as of March 12, 2007 (filed herewith)
10.27	Robert N. Beury, Jr. Employment Agreement with Cogent Communications Group, Inc., dated as of March 12, 2007 (filed herewith)
10.28	Thaddeus G. Weed Employment Agreements, dated September 25, 2003 through October 26, 2006 (filed herewith).
21.1	Subsidiaries (filed herewith)
23.1	Consent of Ernst & Young LLP (filed herewith)
31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer (filed herewith)
32.2	Certification of Chief Financial Officer (filed herewith)

*                    Confidential treatment requested and obtained as to certain portions. Portions have been omitted pursuant to this request where indicated by an asterisk.

Schedule II

COGENT COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses(a)	Acquisitions	Deductions	Balance at End of Period
Allowance for doubtful accounts (deducted from accounts receivable)
Year ended December 31, 2004	$2,868	$4,406	$2,247	$6,292	$3,229
Year ended December 31, 2005	$3,229	$4,831	$—	$6,623	$1,437
Year ended December 31, 2006	$1,437	$3,410	$—	$3,614	$1,233
Allowance for Credits (deducted from accounts receivable)
Year ended December 31, 2004	$150	$—	$—	$—	$150
Year ended December 31, 2005	$150	$33	$—	$—	$183
Year ended December 31, 2006	$183	$—	$—	$61	$122
Allowance for Unfulfilled Customer Purchase Obligations (deducted from accounts receivable)
Year ended December 31, 2004	$317	$537	$1,254	$1,944	$164
Year ended December 31, 2005	$164	$2,008	$—	$1,767	$405
Year ended December 31, 2006	$405	$1,585	$—	$1,406	$584
Restructuring accrual
Year ended December 31, 2004	$—	$1,821	$—	$210	$1,611
Year ended December 31, 2005	$1,611	$1,319	$—	$1,378	$1,552
Year ended December 31, 2006	$1,552	$114	$—	$1,273	$393

(a)           Bad debt expense, net of recoveries, was approximately $4.0 million for the year ended December 31, 2004, $4.6 million for the year ended December 31, 2005 and $2.6 million for the year ended December 31, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COGENT COMMUNICATIONS GROUP, INC.
Dated: March 13, 2007	By:	/s/ DAVID SCHAEFFER
Name: David Schaeffer
Title: Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ DAVID SCHAEFFER	Chairman and Chief Executive Officer	March 13, 2007
David Schaeffer	(Principal Executive Officer)
/s/ THADDEUS G. WEED	Chief Financial Officer	March 13, 2007
Thaddeus G. Weed	(Principal Financial and Accounting Officer)
/s/ EDWARD GLASSMEYER	Director	March 13, 2007
Edward Glassmeyer
/s/ EREL MARGALIT	Director	March 13, 2007
Erel Margalit
/s/ JEAN-JACQUES BERTRAND	Director	March 13, 2007
Jean-Jacques Bertrand
/s/ TIMOTHY WEINGARTEN	Director	March 13, 2007
Timothy Weingarten
/s/ STEVEN BROOKS	Director	March 13, 2007
Steven Brooks
/s/ RICHARD T. LEIBHABER	Director	March 13, 2007
Richard T. Liebhaber
/s/ DAVID BLAKE BATH	Director	March 13, 2007
David Blake Bath
/s/ KENNETH D. PETERSON, JR.	Director	March 13, 2007
Kenneth D. Peterson, Jr.