Form 10-Q
period 2007-03-31
COGENT COMMUNICATIONS GROUP INC
filed 2007-05-09
CIK 1158324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

Common Stock, $.001 par value 49,958,874 Shares Outstanding as of May 1, 2007

INDEX

PART I
FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets of Cogent Communications Group, Inc., and Subsidiaries as of December 31, 2006 and March 31, 2007 (Unaudited)
Condensed Consolidated Statements of Operations of Cogent Communications Group, Inc., and Subsidiaries for the Three Months Ended March 31, 2006 and March 31, 2007 (Unaudited)
Condensed Consolidated Statements of Cash Flows of Cogent Communications Group, Inc., and Subsidiaries for the Three Months Ended March 31, 2006 and March 31, 2007 (Unaudited)
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures
PART II
OTHER INFORMATION
Item 1.	Legal Proceedings
Item 1A .	Risk Factors
Item 2.	Changes in Securities and Use of Proceeds.
Item 4.	Submission of Matters to a Vote of Security Holders
Item 6.	Exhibits
SIGNATURES
CERTIFICATIONS

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2006 AND MARCH 31, 2007
(IN THOUSANDS, EXCEPT SHARE DATA)

	December 31, 2006	March 31, 2007
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$42,642	$48,273
Short term investments	80	—
Accounts receivable, net of allowance for doubtful accounts of $1,233 and $1,080, respectively	20,053	19,818
Prepaid expenses and other current assets	5,339	6,168
Total current assets	68,114	74,259
Property and equipment, net	263,268	256,299
Intangible assets, net	1,150	821
Deposits and other assets ($1,118 restricted)	4,344	4,079
Total assets	$336,876	$335,458

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,096	$12,659
Accrued liabilities	12,614	14,405
Convertible subordinated notes, net of discount of $1,213 and $489, respectively—due June 2007	8,978	9,703
Current maturities, capital lease obligations	6,027	6,533
Total current liabilities	36,715	43,300
Capital lease obligations, net of current maturities	82,019	81,536
Other long term liabilities	2,510	2,391
Total liabilities	121,244	127,227
Commitments and contingencies:
Stockholders’ equity:
Common stock, $0.001 par value; 75,000,000 shares authorized; 48,928,108 and 49,026,567 shares issued and outstanding, respectively	49	49
Additional paid-in capital	478,140	479,949
Stock purchase warrants	764	764
Accumulated other comprehensive income—foreign currency translation adjustment	1,638	1,832
Accumulated deficit	(264,959)	(274,363)
Total stockholders’ equity	215,632	208,231
Total liabilities and stockholders’ equity	$336,876	$335,458

The accompanying notes are an integral part of these condensed consolidated balance sheets.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND MARCH 31, 2007
(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2007
	(Unaudited)	(Unaudited)
Net service revenue	$34,447	$43,621
Operating expenses:
Network operations (including $105 and $49 of equity-based compensation expense, respectively, exclusive of amounts shown separately)	20,442	21,064
Selling, general, and administrative (including $3,394 and $1,570 of equity-based compensation expense, respectively, and $332 and $200 of bad debt expense, net of recoveries, respectively)	14,179	14,132
Depreciation and amortization	14,144	15,907
Total operating expenses	48,765	51,103
Operating loss	(14,318)	(7,482)
Interest income and other, net	493	791
Interest expense	(2,616)	(2,713)
Net loss	$(16,441)	$(9,404)

Net loss per common share:
Basic and diluted net loss per common share	$(0.38)	$(0.19)

Weighted-average common shares—basic and diluted	43,841,837	48,655,385

The accompanying notes are an integral part of these condensed consolidated statements of operations.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND MARCH 31, 2007
(IN THOUSANDS)

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2007
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(1,591)	$13,627
Cash flows from investing activities:
Purchases of property and equipment	(4,662)	(7,580)
Maturities of short term investments	653	80
Proceeds from dispositions of assets	93	14
Net cash used in investing activities	(3,916)	(7,486)
Cash flows from financing activities:
Proceeds from exercises of stock options	—	191
Repayments of capital lease obligations	(3,738)	(791)
Net cash used in financing activities	(3,738)	(600)
Effect of exchange rate changes on cash	(27)	90
Net (decrease) increase in cash and cash equivalents	(9,272)	5,631
Cash and cash equivalents, beginning of period	29,883	42,642
Cash and cash equivalents, end of period	$20,611	$48,273

The accompanying notes are an integral part of these condensed consolidated statements of cash flows.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES
 NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006 and 2007
(unaudited)

1.              Description of the business and recent developments:

Description of business

Cogent Communications Group, Inc. (the ‘Company”) is a Delaware corporation and is headquartered in Washington, DC.   The Company is a facilities-based provider of low-cost, high-speed Internet access and Internet Protocol (“IP”) communications services. The Company’s network is specifically designed and optimized to transmit data using IP. The Company delivers its services to small and medium-sized businesses, communications service providers and other bandwidth-intensive organizations through over 12,900 customer connections in North America and Western Europe.

The Company offers on-net Internet access services exclusively through its own facilities, which run all the way to its customers’ premises. Because of its integrated network architecture, the Company is not dependent on local telephone companies to serve its on-net customers. The Company provides on-net Internet access to certain bandwidth-intensive users such as universities, other Internet service providers, telephone companies, cable television companies and commercial content providers at speeds up to 10 Gigabits per second. These customers generally receive service in colocation facilities and the Company’s data centers. The Company also offers Internet access services in multi-tenant office buildings typically serving law firms, financial services firms, advertising and marketing firms and other professional services businesses.

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

The Company has created its network by acquiring optical fiber from underlying carriers and directly connecting Internet routers to this optical fiber. Through 2004 the Company expanded its network through several acquisitions of financially distressed companies or their assets. Since then, it has primarily focused on the growth of its on-net Internet access services.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited condensed consolidated financial statements reflect all normal recurring adjustments that the Company considers necessary for the fair presentation of its results of operations and cash flows for the interim periods covered, and of the financial position of the Company at the date of the interim condensed consolidated balance sheet. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. While the Company believes that the disclosures are adequate to not make the information misleading, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in its 2006 annual report on Form 10-K.

The accompanying unaudited consolidated financial statements include all wholly-owned subsidiaries. All inter-company accounts and activity have been eliminated.

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

	Three months ended March 31, 2006	Three months ended March 31, 2007
Net loss	$(16,441)	$(9,404)
Currency translation	103	194
Comprehensive loss	$(16,338)	$(9,210)

Financial instruments

The Company was party to letters of credit totaling approximately $1.0 million at March 31, 2007 and December 31, 2006. These letters of credit are secured by certificates of deposit of approximately $1.1 million at March 31, 2007 and $1.1 million at December 31, 2006 that are restricted and included in deposits and other assets.

Basic and diluted net loss per common share

The weighted-average common shares basic and diluted increased from 43.8 million for the three months ended March 31, 2006 to 48.7 million for the three months ended March 31, 2007 primarily due to the effect of the Company’s public offering of 4.35 million shares of common stock which closed in June 2006.

For the three months ended March 31, 2006 and March 31, 2007, options to purchase approximately 1.2 million shares of common stock at weighted-average exercise prices of $2.72 and $3.96 per share, respectively, are not included in the computation of diluted earnings per share as the effect would be anti-dilutive. Additionally, for the three months ended March 31, 2006 and March 31, 2007, 0.3 million unvested restricted shares of common stock are not included in the computation of earnings per share. These shares will be included in the computation as they vest.

Recent accounting pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109.” FIN No. 48 requires that management determine whether a tax position is more likely than not to be sustained upon examination based on the technical merits of the position. Once it is determined that a position meets this recognition threshold, the position is measured to determine the amount of benefit to be recognized in the financial statements. The Company adopted the provisions of FIN No. 48 on January 1, 2007.  The adoption of FIN No. 48 did not have a material effect on the Company’s results of operations or financial position.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is subject to U.S. federal tax and state tax examinations for years from 2003 to 2006.  Management does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN No. 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax positions, and there was no interest expense or expense associated with penalties recognized during the three months ended March 31, 2007.

2.            Equity-based compensation:

The Company determines the fair value of grants of its restricted common stock by the closing trading price of its common stock on the grant date. The following weighted-average assumptions were used for determining the grant-date fair value of options granted in the three months ended March 31, 2006 and March 31, 2007:

	Three months Ended March 31, 2006	Three Months Ended March 31, 2007
Dividend yield	0.0%	0.0%
Expected volatility	61.8%	54.4%
Risk-free interest rate	4.6%	4.7%
Expected life of the option term (in years)	5.0	6.1

Incentive award plan

In April 2007, the Company’s board of directors and stockholders approved an increase in the number of shares available for grant under the Incentive Award Plan (the “Award Plan”) of 2.0 million shares of common stock to a total of 5.8 million available shares. As of March 31, 2007, there were a total of approximately 17,000 shares available for grant under the Award Plan.

Compensation expense related to stock options and restricted stock was approximately $3.5 million for the three months ended March 31, 2006 and $1.6 million for the three months ended March 31, 2007. As of March 31, 2007 there was approximately $5.9 million of total unrecognized compensation cost related to nonvested share-based compensation awards. That cost is expected to be recognized over a weighted average period of approximately 28 months.

In January 2007, the Company issued 51,250 common shares to its non-management directors. These grants were valued at the Company’s closing price on the date of grant, were fully vested upon grant, and resulted in approximately $0.9 million of compensation expense during the quarter ended March 31, 2007.

Cash received from option exercises was approximately $0.2 million for the three months ended March 31, 2007. There was no cash received from option exercises for the three months ended March 31, 2006. The total intrinsic value of stock options exercised was $0.1 million during the three-month period ended March 31, 2006 and $0.8 million during the three-month period ended March 31, 2007. The weighted-average grant-date fair value of stock options granted was $3.79 per share during the three months ended March 31, 2006 and $10.02 per share during the three months ended March 31, 2007. Stock option activity during the period from December 31, 2006 to March 31, 2007, was as follows:

	Number of Options	Weighted-Average Exercise Price
Outstanding at December 31, 2006	1,152,976	$2.73
Granted – at market value	112,792	$17.70
Exercises	(47,209)	$4.04
Cancellations	(21,037)	$10.29
Outstanding at March 31, 2007 – $23.6 million intrinsic value and 7.8 years weighted average remaining contractual term	1,197,522	$3.96
Exercisable at March 31, 2007 – $17.8 million intrinsic value and 7.5 years weighted average remaining contractual term	802,043	$1.47
Expected to vest – $21.9 million intrinsic value and 7.7 years weighted average remaining contractual term	1,084,721	$3.43

A summary of the status of the Company’s nonvested restricted stock awards as of December 31, 2006 and the changes during the three months ended March 31, 2007 are as follows:

Nonvested awards	Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2006	370,480	$17.66
Granted	51,250	$17.81
Vested	(84,120)	$14.74
Forfeited	—	$—
Nonvested at March 31, 2007	337,610	$17.21

On April 30, 2007, the Company issued 0.9 million shares of restricted stock to most of its employees. These grants will be valued at the Company’s closing price on the date of grant and will vest on April 30, 2009.  These grants will result in approximately $23.4 million of compensation expense to be recorded ratably over the two year vesting period.

3.              Property and equipment:

Depreciation and amortization expense related to property and equipment and capital leases was $13.8 million and $15.6 million for the three months ended March 31, 2006 and 2007, respectively.

Capitalized network construction labor and related costs

For the three months ended March 31, 2006 and 2007, the Company capitalized salaries and related benefits of employees working directly on the construction and build-out of its network of $0.6 million and $0.6 million, respectively.

4.              Accrued liabilities:

Paris office lease—restructuring charges

In 2004, the French subsidiary of Cogent Europe re-located its Paris headquarters. A reconciliation of the amounts related to these contract termination costs is as follows (in thousands):

Restructuring accrual
Balance—December 31, 2006	$393
Amortization of discount	7
Amounts paid	(400)
Balance—March 31, 2007	$—

Acquired lease obligations

In December 2004, the Company accrued for the net present value of estimated cash flows for amounts related to leases of abandoned facilities acquired in its Verio acquisition.  A reconciliation of the amounts related to these contract termination costs is as follows (in thousands):

Lease accrual
Assumed obligation—balance December 31, 2006	$1,754
Amortization of discount	29
Amounts paid	(151)
Balance—March 31, 2007	1,632
Current portion (included in accrued liabilities)	(525)
Long term portion (included in other long term liabilities)	$1,107

5.              Long-term debt and credit facility:

Credit facility

On March 9, 2005, the Company entered into a $10.0 million credit facility with a commercial bank. The credit facility was secured by accounts receivable and our other assets. In December 2005, the credit facility was modified, which increased the available borrowings to up to $20.0 million.  As of March 31, 2007, and since June 2005 there were no amounts outstanding under the credit facility. The credit facility expired on April 1, 2007.

6.              Contingencies:

Current and potential litigation

The Company is involved in disputes with certain telephone companies that provide it local circuits or leased optical fibers. The total amount claimed by these vendors is $3.0 million. The Company does not believe any of these amounts are owed to these providers and intends to vigorously defend its position and believes that it has adequately reserved for any potential liability.

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

7.              Related party transactions:

Office lease

The Company’s headquarters is located in an office building owned by an entity controlled by the Company’s Chief Executive Officer. The Company paid $92,000 in the three months ended March 31, 2006 and $109,000 in the three months ended March 31, 2007 in rent and related costs to this entity. The lease expires in August 2010.

8.              Segment information:

The Company operates as one operating segment. Below are the Company’s net service revenues and long lived assets by geographic region (in thousands):

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2007
Net service revenue
North America	$27,135	$34,019
Europe	7,312	9,602
Total	$34,447	$43,621

	December 31, 2006	March 31, 2007
Long lived assets, net
North America	$221,942	$215,629
Europe	42,476	41,491
Total	$264,418	$257,120

ITEM 2.                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis together with our consolidated condensed financial statements and related notes included in this report. The discussion in this report contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this report should be read as applying to all related forward-looking statements wherever they appear in this report. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to these differences include those discussed in Item 1A “Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2006.

General Overview

We are a leading facilities-based provider of low-cost, high-speed Internet access and IP communications services. Our network is specifically designed and optimized to transmit data using IP. IP networks are significantly less expensive to operate and are able to achieve higher performance levels than the traditional circuit-switched networks used by our competitors, thus giving us cost and performance advantages in our industry. We deliver our services to small and medium-sized businesses, communications service providers and other bandwidth-intensive organizations through over 12,900 customer connections in North America and Western Europe. Our primary on-net service is Internet access at a speed of 100 Megabits per second and greater.  We offer this on-net service exclusively through our own facilities, which run all the way to our customers’ premises.

Our network is comprised of in-building riser facilities, metropolitan optical fiber networks, metropolitan traffic aggregation points and inter-city transport facilities. The network is physically connected entirely through our facilities to over 1,125 buildings in which we provide our on-net services, including over 875 multi-tenant office buildings. We also provide on-net services in carrier-neutral colocation facilities, data centers and single-tenant office buildings. Because of our integrated network architecture, we are not dependent on local telephone companies to serve our on-net customers. We emphasize the sale of on-net services because we believe we have a competitive advantage in providing these services and our sales of these services generate higher gross profit margins.

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

Net service revenue was $34.4 million for the three months ended March 31, 2006 and $43.6 million for the three months ended March 31, 2007.

Our on-net, off-net and non-core services comprised 65.9%, 26.5% and 7.6% of our net service revenue, respectively, for the three months ended March 31, 2006 and 76.0%, 19.4% and 4.6% for the three months ended March 31, 2007. While we target our sales and marketing efforts at increasing on-net customers, customers we added through acquisitions have affected the mix of on-net and off-net revenues. We expect the percentage of on-net revenues to continue to increase as a percentage of total revenues in 2007.

We have grown our gross profit from $14.1 million for the three months ended March 31, 2006 to $22.6 million for the three months ended March 31, 2007. Our gross profit margin has expanded from 41.0% for the three months ended March 31, 2006 to 51.8% for the three months ended March 31, 2007. We determine gross profit by subtracting network operations expenses (excluding equity-based compensation expense) from our net service revenue. We have not allocated depreciation and amortization expense to our network operations expense. We believe that our gross profit will continue to expand as we are allocating the majority of our sales and marketing resources toward obtaining additional on-net customers as sales of these services generate higher gross profit margins than our off-net and non-core services. We believe that as we add on-net customers we incur minimal incremental network operation expenses.

Due to our strategic acquisitions of network assets and equipment, we believe we are positioned to grow our revenue base and profitability without significant additional capital investments. We continue to deploy network equipment to parts of our network to maximize the utilization of our assets. Our future capital expenditures will be based primarily on our planned expansion of on-net buildings and the concentration and growth of our customer base. We expect our 2007 capital expenditures to be approximately $28.0 million.  We plan to increase our number of on-net buildings by approximately 100 buildings by December 31, 2007 from 1,107 buildings at December 31, 2006.

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

•                  Selling, general and administrative expenses, which consist primarily of salaries, commissions and related benefits paid to our employees and related selling and administrative costs including professional fees and bad debt expenses.

•                  Depreciation and amortization expenses, which result from the depreciation of our property and equipment, including the assets associated with our network and the amortization of our intangible assets.

•                  Equity-based compensation expenses that results from the grants of stock options and restricted stock.

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

Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2007

The following summary table presents a comparison of our results of operations for the three months ended March 31, 2006 and 2007 with respect to certain key financial measures. The comparisons illustrated in the table are discussed in greater detail below.

	Three months ended March 31,
	2006	2007	Percent Change
	(in thousands)
Net service revenue	$34,447	$43,621	26.6%
Network operations expenses (1)	20,337	21,015	3.3%
Gross profit (2)	14,110	22,606	60.2%
Selling, general, and administrative expenses (3)	10,785	12,562	16.5%
Equity based compensation expense	3,499	1,619	(53.7)%
Depreciation and amortization expenses	14,144	15,907	12.5%
Net loss	(16,441)	(9,404)	42.8%

(1)   Excludes equity-based compensation expenses of $105 and $49 in the three months ended March 31, 2006 and 2007, respectively, which, if included would have resulted in a period-to-period change of 3.0%.

(2)   Excludes equity-based compensation expenses of $105 and $49 in the three months ended March 31, 2006 and 2007, respectively, which if included would have resulted in a period-to-period change of 61.1%.

(3)   Excludes equity-based compensation expenses of $3,394 and $1,570 in the three months ended March 31, 2006 and 2007, respectively, which, if included would have resulted in a period-to-period change of (0.3)%.

Net Service Revenue. Our net service revenue increased 26.6% from $34.4 million for the three months ended March 31, 2006 to $43.6 million for the three months ended March 31, 2007. The impact of exchange rates added approximately $0.8 million to this increase in revenues.  For the three months ended March 31, 2006 and 2007, on-net, off-net and non-core revenues represented 65.9%, 26.5% and 7.6% and 76.0%, 19.4% and 4.6% of our net service revenues, respectively.

Our on-net revenues increased 46.1% from $22.7 million for the three months ended March 31, 2006 to $33.2 million for the three months ended March 31, 2007. Our on-net revenues increased as we increased the number of our on-net customer connections by 62.6% from approximately 5,300 at March 31, 2006 to approximately 8,600 at March 31, 2007. On-net customer connections increased at a greater rate than on-net revenues due to a decline in the revenue per on-net customer connection, which we expect to continue. This decline is partly attributed to a shift in the customer connection mix. Due to the increase in the size of our sales force, we are now able to focus not only on customers who purchase high-bandwidth connections, as we have done historically, but also on customers who purchase lower-bandwidth connections. We expect to continue to focus our sales efforts on a broad mix of customers. Additionally, on-net customers who cancel their service from our installed base of customers, in general, have greater revenue per connection than new customers. These trends result in lower revenue per on-net connection. We believe that our on-net revenues as a percentage of total revenues will continue to increase as we are allocating the majority of our sales and marketing resources toward obtaining additional on-net customers. Our off-net revenues decreased 7.2% from $9.1 million for the three months ended March 31, 2006 to $8.5 million for the three months ended March 31, 2007.  Our off-net customer connections declined from approximately 3,600 at March 31, 2006 to approximately 3,400 at March 31, 2007. We expect that the net loss of off-net customer connections will continue. Our non-core revenues decreased 24.0% from $2.6 million for the three months ended March 31, 2006 to $2.0 million for the three months ending March 31, 2007. The number of our non-core customer connections declined from approximately 1,200 at March 31, 2006 to approximately 940 at March 31, 2007. We do not actively market these acquired non-core services and expect that the net service revenue associated with them will continue to decline.

Network Operations Expenses. Our network operations expenses, excluding equity-based compensation expense, increased 3.3% from $20.3 million for the three months ended March 31, 2006 to $21.0 million for the three months ended March 31, 2007. The increase is primarily attributable to an increase in facilities related costs including power partly offset by a decline in leased circuit costs related to the decline in off-net revenues. We provide Internet connectivity to our off-net customers using other carriers’ facilities to provide the last mile portion of the link from our customers’ premises to our network and incur leased circuit costs to provide these services.

Gross Profit. Our gross profit, excluding equity-based compensation expense, increased 60.2% from $14.1 million for the three months ended March 31, 2006 to $22.6 million for the three months ended March 31, 2007. We determine gross profit by subtracting network operation expenses from our net service revenue (excluding equity-based compensation expense) and do not allocate depreciation and amortization expense to our network operations expense. The increase is primarily attributed to the increase in higher gross margin on-net revenues as a percentage of net service revenue. Our gross profit margin expanded from 41.0% for the three months ended March 31, 2006 to 51.8% for the three months ended March 31, 2007. Our gross profit has benefited from the limited incremental expenses associated with providing service to an increasing number of on-net customers and the decline in off-net revenues which carry a lower gross margin due to the associated leased circuit required to provide this service. Our gross profit margin may be impacted by the timing and amounts of disputed circuit costs. We generally record these disputed amounts when billed by the vendor and reverse these amounts when the vendor credit has been received or the dispute has been otherwise resolved. We believe that our gross profit margin will continue to increase as we are allocating the majority of our sales and marketing resources toward obtaining additional on-net customers and as sales of these services generate higher gross profit margins than our off-net and non-core services.

Selling, General, and Administrative Expenses. Our SG&A expenses, excluding equity-based compensation expense, increased 16.5% from $10.8 million for the three months ended March 31, 2006 to $12.6 million for the three months ended March 31, 2007. SG&A expenses increased primarily from the increase in salaries and related costs required to support our expanding sales and marketing efforts.

Equity-based Compensation Expense. Equity-based compensation expense is related to restricted stock and stock options. The total equity-based compensation expense decreased 53.7% from $3.5 million for the three months ended March 31, 2006 to $1.6 million for the three months ending March 31, 2007. The decrease is primarily attributed to a $2.5 million decrease in equity-based compensation expense associated with the amortization of compensation expense for certain 2003 restricted stock grants which ended in August 2006 when these shares became fully vested.  The decrease was partly offset by compensation expense from the January 2007 issuance of 51,250 common shares to our non-management directors. These grants were valued at our closing price on the date of grant, were fully vested upon grant, and resulted in approximately $0.9 million of compensation expense during the quarter ended March 31, 2007.  As of March 31, 2007, there was approximately $5.9 million of total unrecognized compensation cost related to nonvested share-based compensation awards. That cost is expected to be recognized over a weighted average period of approximately 28 months.

On April 30, 2007, we issued 0.9 million common shares to most of our employees. These grants were valued at closing price on the date of grant and will vest on April 30, 2009.  These grants will result in approximately $23.4 million of compensation expense to be recorded ratably over the two year vesting period.

Depreciation and Amortization Expenses. Our depreciation and amortization expense increased 12.5% from $14.1 million for the three months ended March 31, 2006 to $15.9 million for the three months ended March 31, 2007 primarily due to an increase in fixed assets.

Net Loss. Our net loss was $16.4 million for the three months ended March 31, 2006 as compared to a net loss of $9.4 million for the three months ended March 31, 2007. Our net loss decreased by $7.0 million from an $8.5 million increase in our gross margin and $1.9 million reduction in equity based compensation expense partly offset by a $1.8 million increase in SG&A expenses and a $1.8 million increase in depreciation and amortization expenses.

Buildings On-net. As of March 31, 2006 and 2007 we had a total of 1,053 and 1,129 on-net buildings connected to our network, respectively.

Liquidity and Capital Resources

In assessing our liquidity, management reviews and analyzes our current cash balances on-hand, short-term investments, accounts receivable, accounts payable, capital expenditure commitments, and required capital lease and debt payments and other obligations.

Cash Flows

The following table sets forth our consolidated cash flows for the three months ended March 31, 2006 and three months ended March 31, 2007.

	Three months ended March 31,
(in thousands)	2006	2007
Net cash (used in) provided by operating activities	$(1,591)	$13,627
Net cash used in investing activities	(3,916)	(7,486)
Net cash used in financing activities	(3,738)	(600)
Effect of exchange rates on cash	(27)	90
Net (decrease) increase in cash and cash equivalents during period	$(9,272)	$5,631

Net Cash (Used In) Provided by Operating Activities.  Our primary sources of operating cash are receipts from our customers who are billed on a monthly basis for our services. Our primary uses of operating cash are payments made to our vendors and employees.   Net cash used in operating activities was $1.6 million for the three months ended March 31, 2006 compared to net cash provided by operating activities of $13.6 million for the three months ended March 31, 2007. The increase in cash provided by operating activities is due to an increase in our profitability and an improvement in the changes in operating assets and liabilities from a use of cash of $3.3 million for the three months ended March 31, 2006 to an increase of cash of $4.9 million for the three months ended March 31, 2007.

Net Cash Used In Investing Activities.  Net cash used in investing activities was $3.9 million for the three months ended March 31, 2006 and $7.5 million for the three months ended March 31, 2007.  Our primary use of investing cash for the three months ended March 31, 2006 was $4.7 million for the purchases of property and equipment.  Our primary sources of investing cash for the three months ended March 31, 2006 was $0.7 million from the maturities of short-term investments.  Our primary use of investing cash for the three months ended March 31, 2007 was $7.6 million for the purchases of property and equipment. Our primary sources of investing cash for the three months ended March 31, 2007 was $0.1 million from the maturities of short-term investments. The increase in purchases of property and equipment from the three months ended March 31, 2006 to the three months ended March 31, 2007 is primarily due to our network expansion activities.

Net Cash Used In Financing Activities.  Net cash used in financing activities was $3.7 million for the three months March 31, 2006. Net cash used in financing activities was $0.6 million for the three months March 31, 2007.  Our primary use of financing cash for the three months ended March 31, 2006 was $3.7 million of principal payments under our capital lease obligations.  Our primary use of financing cash for the three months ended March 31, 2007 was $0.8 million of principal payments under our capital lease obligations.  Our primary sources of financing cash for the three months ended March 31, 2007 was $0.2 million from the proceeds from the exercises of stock options. In June 2007, we will repay our $10.2 million 7.5% convertible notes, plus interest, for a total payment of $10.6 million.

Cash Position and Indebtedness

Our total cash and cash equivalents and short-term investments were $48.3 million at March 31, 2007.   Our total indebtedness, net of discount, at March 31, 2007 was $97.8 million.  Our total indebtedness includes $88.1 million of capital lease obligations for dark fiber primarily under 15-25 year IRUs, of which approximately $6.5 million is considered a current liability.  These capital lease obligations will be paid over a weighted average remaining term of approximately thirteen years.

Credit Facility

On March 9, 2005, we entered into a credit facility with a commercial bank. The credit facility was secured by our accounts receivable and our other assets. As of March 31, 2007, and since June 2005 there were no amounts outstanding under the credit facility. The credit facility expired on April 1, 2007.

Convertible Subordinated Notes.

Our 7.50% convertible subordinated notes are due on June 15, 2007. The $10.2 million of notes were recorded at their fair value of approximately $2.9 million at the merger date in 2002. The discount is amortized to interest expense through the maturity date. Interest is payable semiannually on June 15 and December 15. These notes will be paid in June 2007.

Future Capital Requirements

We believe that our cash on hand and cash generated from our operating activities will be adequate to meet our working capital, capital expenditure, debt service and other cash requirements if we execute our business plan. Our business plan for 2007 includes increasing our number of on-net buildings by approximately 100 buildings by December 31, 2007 from 1,107 buildings at December 31, 2006 and continuing to increase our number of sales representatives and our marketing efforts. We expect our capital expenditures for 2007 to be approximately $28.0 million.

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

•              no material losses from contingencies; and

•              our ability to add revenue generating buildings to our network.

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

Critical Accounting Policies and Significant Estimates

Management believes that as of March 31, 2007, there have been no material changes to our critical accounting policies and significant estimates.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109. FIN No. 48 requires that management determine whether a tax position is more likely than not to be sustained upon examination based on the technical merits of the position. Once it is determined that a position meets this recognition threshold, the position is measured to determine the amount of benefit to be recognized in the financial statements. We adopted the provisions of FIN No. 48 beginning in the first quarter of 2007. The adoption of FIN No. 48 did not have a material effect on our results of operations or financial position.

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. We are subject to U.S. federal tax and state tax examinations for years from 2003 to 2006.  We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months.

Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN No. 48, we did not have any accrued interest or penalties associated with any unrecognized tax positions, and there was no interest expense or expense associated with penalties recognized during the three months ended March 31, 2007.

ITEM 3.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

For quantitative and qualitative disclosures about market risk see Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” of our annual report on Form 10-K for the year ended December 31, 2006. Our exposures to market risk have not changed materially since December 31, 2006.

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

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II   OTHER INFORMATION

ITEM 1.                    LEGAL PROCEEDINGS.

We are involved in legal proceedings in the normal course of our business that we do not expect to have a material impact on our operations or results of operations. The more significant of these proceedings are discussed in Note 6 of our interim condensed consolidated financial statements.

ITEM 1A.           RISK FACTORS

For risk factors see Item 1A “Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2006. Our risk factors have not materially changed since December 31, 2006.

ITEM 2.                    CHANGES IN SECURITIES AND USE OF PROCEEDS.

None.

ITEM 4.                    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 6.                    EXHIBITS.

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

Date: May 9, 2007	COGENT COMMUNICATIONS GROUP, INC.

	By:	/s/ David Schaeffer
Name: David Schaeffer
Title: Chairman of the Board and Chief Executive Officer

Date: May 9, 2007	By:	/s/ Thaddeus G. Weed
Name: Thaddeus G. Weed
Title: Chief Financial Officer (Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description
31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer (filed herewith)
32.2	Certification of Chief Financial Officer (filed herewith)