Form 10-Q
period 2007-06-30
COGENT COMMUNICATIONS GROUP INC
filed 2007-08-08
CIK 1158324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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
Yes   ☒   No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Securities Exchange Act. (Check one)

Large accelerated filer ☐  Accelerated filer   ☒     Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.001 par value 48,317,185 Shares Outstanding as of August 6, 2007

INDEX

PART I
FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets of Cogent Communications Group, Inc., and Subsidiaries as of December 31, 2006 and June 30, 2007 (Unaudited)
Condensed Consolidated Statements of Operations of Cogent Communications Group, Inc., and Subsidiaries for the Three Months Ended June 30, 2006 and June 30, 2007 (Unaudited)
Condensed Consolidated Statements of Operations of Cogent Communications Group, Inc., and Subsidiaries for the Six Months Ended June 30, 2006 and June 30, 2007 (Unaudited)
Condensed Consolidated Statements of Cash Flows of Cogent Communications Group, Inc., and Subsidiaries for the Six Months Ended June 30, 2006 and June 30, 2007 (Unaudited)

Notes to Interim Condensed Consolidated Financial Statements (Unaudited)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Changes in Securities and Use of Proceeds .
Item 4.	Submission of Matters to a Vote of Security Holders
Item 6.	Exhibits
SIGNATURES
CERTIFICATIONS

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2006 AND JUNE 30, 2007
(IN THOUSANDS, EXCEPT SHARE DATA)

	December 31, 2006	June 30, 2007
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$42,642	$181,754
Short term investments ($0 and $650 restricted, respectively)	80	650
Accounts receivable, net of allowance for doubtful accounts of $1,233 and $949, respectively	20,053	18,124
Prepaid expenses and other current assets	5,339	6,544
Total current assets	68,114	207,072
Property and equipment, net	263,268	252,251
Intangible assets, net	1,150	599
Deposits and other assets ($1,118 and $468 restricted, respectively)	4,344	3,745
Total assets	$336,876	$463,667

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,096	$10,519
Accrued liabilities	12,614	15,193
Convertible subordinated notes, net of discount of $1,213	8,978	—
Current maturities, capital lease obligations	6,027	6,776
Total current liabilities	36,715	32,488
Convertible senior notes, net of discount of $4,448 - due June 2027	—	195,552
Capital lease obligations, net of current maturities	82,019	81,243
Other long term liabilities	2,510	2,239
Total liabilities	121,244	311,522
Commitments and contingencies:
Stockholders’ equity:
Common stock, $0.001 par value; 75,000,000 shares authorized; 48,928,108 and 48,270,730 shares issued and outstanding, respectively	49	48
Additional paid-in capital	478,140	432,607
Stock purchase warrants	764	764
Accumulated other comprehensive income—foreign currency translation adjustment	1,638	2,281
Accumulated deficit	(264,959)	(283,555)
Total stockholders’ equity	215,632	152,145
Total liabilities and stockholders’ equity	$336,876	$463,667

The accompanying notes are an integral part of these condensed consolidated balance sheets.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND JUNE 30, 2007
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2007
	(Unaudited)	(Unaudited)
Net service revenue	$36,155	$45,108
Operating expenses:
Network operations (including $101 and $74 of equity-based compensation expense, respectively, exclusive of amounts shown separately)	20,177	21,502
Selling, general, and administrative (including $3,271 and $2,392 of equity-based compensation expense, respectively, and $815 and $707 of bad debt expense, net of recoveries, respectively)	14,865	15,017
Depreciation and amortization	14,658	16,332
Total operating expenses	49,700	52,851
Operating loss	(13,545)	(7,743)
Interest income and other, net	691	1,091
Interest expense	(2,637)	(2,540)
Net loss	$(15,491)	$(9,192)

Net loss per common share:
Basic and diluted net loss per common share	$(0.34)	$(0.19)

Weighted-average common shares—basic and diluted	45,099,826	48,378,853

The accompanying notes are an integral part of these condensed consolidated statements of operations.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND JUNE 30, 2007
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2007
	(Unaudited)	(Unaudited)
Net service revenue	$70,602	$88,729
Operating expenses:
Network operations (including $206 and $123 of equity-based compensation expense, respectively, exclusive of amounts shown separately)	40,619	42,566
Selling, general, and administrative (including $6,665 and $3,961 of equity-based compensation expense, respectively, and $1,147 and $907 of bad debt expense, net of recoveries, respectively)	29,044	29,148
Depreciation and amortization	28,801	32,238
Total operating expenses	98,464	103,952
Operating loss	(27,862)	(15,223)
Interest income and other, net	1,183	1,880
Interest expense	(5,253)	(5,253)
Net loss	$(31,932)	$(18,596)

Net loss per common share:
Basic and diluted net loss per common share	$(0.72)	$(0.38)

Weighted-average common shares—basic and diluted	44,534,992	48,535,502

The accompanying notes are an integral part of these condensed consolidated statements of operations.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND JUNE 30, 2007
(IN THOUSANDS)

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2007
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net cash provided by operating activities	$3,327	$23,913
Cash flows from investing activities:
Purchases of property and equipment	(11,803)	(17,128)
Maturities (purchases) of short term investments	653	(570)
Proceeds from dispositions of assets	93	14
Net cash used in investing activities	(11,057)	(17,684)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	36,534	—
Proceeds from issuance of senior convertible notes, net	—	195,500
Repayment of convertible notes	—	(10,187)
Purchase of common stock	—	(50,052)
Proceeds from exercises of stock options	85	435
Repayments of capital lease obligations	(4,945)	(3,205)
Net cash provided by financing activities	31,674	132,491
Effect of exchange rate changes on cash	355	392
Net increase in cash and cash equivalents	24,299	139,112
Cash and cash equivalents, beginning of period	29,883	42,642
Cash and cash equivalents, end of period	$54,182	$181,754

The accompanying notes are an integral part of these condensed consolidated statements of cash flows.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES
 NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006 and 2007
(unaudited)

1.              Description of the business and recent developments:

Description of business

Cogent Communications Group, Inc. (the “Company”) is a Delaware corporation and is headquartered in Washington, DC. The Company is a facilities-based provider of low-cost, high-speed Internet access and Internet Protocol (“IP”) communications services. The Company’s network is specifically designed and optimized to transmit data using IP. The Company delivers its services to small and medium-sized businesses, communications service providers and other bandwidth-intensive organizations through over 13,780 customer connections in North America and Western Europe.

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

The Company has created its network by acquiring optical fiber from underlying carriers and directly connecting Internet routers to this optical fiber. Through 2004, the Company expanded its network through several acquisitions of financially distressed companies or their assets. Since then, it has primarily focused on the growth of its on-net Internet access services.

Recent Developments

Convertible Senior Notes

In June 2007, the Company issued 1.00% Convertible Senior Notes (the “Notes”) due June 15, 2027, for an aggregate principal amount of $200.0 million in a private offering for resale to qualified institutional buyers pursuant to SEC Rule 144A. The Notes are unsecured and bear interest at 1.00% per annum. The Notes will rank equally with any future senior debt and senior to any future subordinated debt and will be effectively subordinated to all existing and future liabilities of the Company or its subsidiaries and to any secured debt the Company may issue, to the extent of the value of  the collateral. Interest is payable in cash semiannually in arrears on June 15 and December 15, of each year, beginning on December 15, 2007. The Company received proceeds of approximately $195.5 million, after deducting the original issue discount of 2.25%. The Company used $10.6 million of the proceeds to repay principal and accrued interest on its existing convertible subordinated notes on June 15, 2007 and used approximately $50.1 million of the net proceeds to repurchase approximately 1.8 million shares of its common stock concurrently with the Notes offering.  These 1.8 million common shares were subsequently retired.  The Company intends to use the remaining proceeds for general corporate purposes.  The discount and other issuance costs are being amortized to interest expense using the effective interest method through  June 15, 2014, which is the earliest put date.

Conversion Process and Other Terms of the Notes

The Notes are convertible into shares of the Company’s common stock at an initial conversion price of $49.18 per share, or 20.3355 shares for each $1,000 principal amount of Notes, subject to adjustment for certain events as set forth in the indenture. Upon conversion of the Notes, the Company will have the right to deliver shares of its common stock, cash or a combination of cash and shares of its common stock. The Notes are convertible (i) during any fiscal quarter after the fiscal quarter ending September 30, 2007, if the closing sale price of the Company’s common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter exceeds 130% of the conversion price in effect on the last trading day of the immediately preceding fiscal quarter, or (ii) specified corporate transactions occur, or (iii) the trading price of the Notes falls below a certain threshold, or (iv) if the Company calls the Notes for redemption, or (v) on or after April 15, 2027 until maturity. In addition, following specified corporate transactions, the Company will increase the conversion rate for holders who elect to convert notes in connection with such corporate transactions, provided that in no event may the shares issued upon conversion, as a result of adjustment or otherwise, result in the issuance of more than 35.5872 common shares per $1,000 principal amount or approximately 7.1 million shares. The Notes include an “Irrevocable Election of Settlement” whereby the Company may choose, in its sole discretion, and without the consent of the holders of the Notes, to waive its right to settle the conversion feature in either cash or stock or in any combination at its option.

The Notes may be redeemed by the Company at any time after June 20, 2014 at a redemption price of 100% of the principal amount plus accrued interest.  Holders of the Notes have the right to require the Company to repurchase for cash all or some of their notes on June 15, 2014, 2017 and 2022 and upon the occurrence of certain designated events at a redemption price of 100% of the principal amount plus accrued interest.

Registration Rights

Under the terms of the Notes, the Company is required to use reasonable efforts to file and maintain a shelf registration statement with the SEC covering the resale of the Notes and the common stock issuable on conversion of the Notes. If the Company fails to meet these terms, the Company will be required to pay special interest on the Notes in the amount of 0.25% for the first 90 days after the occurrence of the failure to meet and 0.50% thereafter.  In addition to the special interest, additional interest of 0.25% per annum will accrue in the event of default, as defined in the indenture.  The Company filed a shelf registration statement registering the Notes and common stock issuable on conversion of the Notes in July 2007.

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

Foreign currency translation adjustment and comprehensive loss

Statement of Financial Accounting Standard (“SFAS”) No. 130, “Reporting of Comprehensive Income” requires “comprehensive income” and the components of “other comprehensive income” to be reported in the financial statements and/or notes thereto. The Company’s only components of “other comprehensive income” are currency translation adjustments for all periods presented (in thousands).

	Three months ended June 30, 2006	Three months ended June 30, 2007	Six months ended June 30, 2006	Six months ended June 30, 2007
Net loss	$(15,491)	$(9,192)	$(31,932)	$(18,596)
Currency translation	633	449	736	643
Comprehensive loss	$(14,858)	$(8,743)	$(31,196)	$(17,953)

Financial instruments

The Company was party to letters of credit totaling approximately $1.0 million at December 31, 2006 and June 30, 2007. These letters of credit are secured by certificates of deposit of approximately $1.1 million at December 31, 2006 and June 30, 2007, that are restricted and included in short term investments and deposits and other assets.

Basic and diluted net loss per common share

Basic loss per share is based upon the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted-average number of common shares outstanding during the period plus the dilutive effect of potentially future issuances of common stock.  For the three and six months ended June 30, 2006 and June 30, 2007, options to purchase 1.2 million shares of common stock at weighted-average exercise prices of $2.67 and $5.16 per share, respectively, are not included in the computation of diluted loss per share as the effect would be anti-dilutive. As of June 30, 2006 and June 30, 2007, 0.1 million and 1.3 million unvested shares of restricted common stock, respectively, are not included in the computation of loss per share. These shares will be included in the computation as they vest.

In calculating diluted loss per share, the dilutive effect of stock options and warrants is computed using the average market price for the period in accordance with the treasury stock method.  The effect of convertible securities on the calculation of diluted loss per share is calculated using the “if-converted” method.  Using the “if-converted” method, the shares issuable upon conversion of the Notes were anti-dilutive for the three and six months ending June 30, 2007. Accordingly, their impact has been excluded from the computation of diluted loss per share. The Notes are convertible into shares of the Company’s Common stock at an initial conversion price of $49.18 per share, or 4.1 million common shares, subject to certain adjustments set forth in the indenture.

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

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN No. 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax positions, and there was no interest expense or expense associated with penalties recognized during the three or six months ended June 30, 2007.

2.            Equity-based compensation:

Incentive award plan

In April 2007, the Company’s board of directors and stockholders approved an increase in the number of shares available for grant under the 2004 Incentive Award Plan (the “Award Plan”) of 2.0 million shares of common stock. As of June 30, 2007, there were a total of approximately 1.0 million shares available for grant under the Award Plan.

In January 2007, the Company issued 51,250 common shares to its non-management directors. These grants were valued at the Company’s closing price on the date of grant, were fully vested upon grant, and resulted in approximately $0.9 million of compensation expense in January 2007.  During the three months ended June 30, 2007, the Company issued approximately 1.0 million shares of restricted stock to its employees. These grants were valued at the Company’s closing price on the date of grant and will vest over periods ranging from two to four years.  These grants will result in approximately $25.2 million of compensation expense to be recorded ratably over the service period.

3.              Property and equipment:

Depreciation and amortization expense related to property and equipment and capital leases was $14.2 million and $16.0 million for the three months ended June 30, 2006 and 2007, respectively, and was $27.9 million and $31.6 million for the six months ended June 30, 2006 and 2007, respectively.

Capitalized network construction labor and related costs

The Company capitalized salaries and related benefits of employees working directly on the construction and build-out of its network of $0.6 million and $0.7 million for the three months ended June 30, 2006 and 2007, respectively, and $1.2 million and $1.3 million for the six months ended June 30, 2006 and 2007, respectively.

4.              Accrued liabilities:

Acquired lease obligations

In December 2004, the Company accrued for the net present value of estimated cash flows for amounts related to leases of abandoned facilities acquired in an acquisition.  A reconciliation of the amounts related to these contract termination costs is as follows (in thousands):

Lease accrual
Assumed obligation—balance December 31, 2006	$1,754
Amortization of discount	55
Amounts paid	(303)
Balance—June 30, 2007	1,506
Current portion (included in accrued liabilities)	(538)
Long term portion (included in other long term liabilities)	$968

5.              Long-term debt and credit facility:

Notes

As discussed in Note 1, in June 2007, the Company issued 1.00% Notes due June 15, 2027, for an aggregate principal amount of $200.0 million.

Convertible Subordinated Notes — Allied Riser

The Company’s $10.2 million 7.50% convertible subordinated notes were recorded at their fair value of approximately $2.9 million at the merger date in 2002. The discount was amortized to interest expense through the maturity date.  The notes and accrued interest were fully paid in June 2007.

Credit facility

The Company’s $20.0 million credit facility expired on April 1, 2007. Since June 2005 there were no amounts outstanding under the credit facility.

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

7.              Related party transactions:

Office lease

The Company’s headquarters is located in an office building owned by an entity controlled by the Company’s Chief Executive Officer. The Company paid $92,000 and $211,000 in the three and six months ended June 30, 2006 and $109,000 and $274,000  in the three and six months ended June 30, 2007, respectively, in rent and related costs to this entity. The lease expires in August 2010.

LNG Holdings SA (“LNG”)

In November 2003, approximately 90% of the stock of LNG, the then parent company of Cogent Europe was acquired by Symposium Inc. (“Symposium”) a Delaware corporation. The Company’s Chief Executive Officer owns 100% of Symposium. In the six months ended June 30, 2007 the Company paid approximately $14,000 for professional services performed for LNG and the Company received reimbursement from LNG for approximately $85,000 of professional fees paid for LNG in 2006.

8.              Segment information:

The Company operates as one operating segment. Below are the Company’s net service revenues and long lived assets by geographic region (in thousands):

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2007	Six Months Ended June 30, 2006	Six Months Ended June 30, 2007
Net Revenues
North America	$28,454	$35,298	$55,589	$69,317
Europe	7,701	9,810	15,013	19,412
Total	$36,155	$45,108	$70,602	$88,729

	December 31, 2006	June 30, 2007
Long lived assets, net
North America	$221,942	$211,322
Europe	42,476	41,528
Total	$264,418	$252,850

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

General Overview

We are a leading facilities-based provider of low-cost, high-speed Internet access and IP communications services. Our network is specifically designed and optimized to transmit data using IP. IP networks are significantly less expensive to operate and are able to achieve higher performance levels than the traditional circuit-switched networks used by our competitors, thus giving us cost and performance advantages in our industry. We deliver our services to small and medium-sized businesses, communications service providers and other bandwidth-intensive organizations through over 13,780 customer connections in North America and Western Europe. Our primary on-net service is Internet access at a speed of 100 Megabits per second and greater.  We offer this on-net service exclusively through our own facilities, which run all the way to our customers’ premises.

Our network is comprised of in-building riser facilities, metropolitan optical fiber networks, metropolitan traffic aggregation points and inter-city transport facilities. The network is physically connected entirely through our facilities to over 1,150 buildings in which we provide our on-net services, including over 885 multi-tenant office buildings. We also provide on-net services in carrier-neutral colocation facilities, data centers and single-tenant office buildings. Because of our integrated network architecture, we are not dependent on local telephone companies to serve our on-net customers. We emphasize the sale of on-net services because we believe we have a competitive advantage in providing these services and our sales of these services generate higher gross profit margins than our off-net and non-core services.

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

Our on-net service consists of high-speed Internet access and IP connectivity ranging from 0.5 Megabits per second to 10 Gigabits per second of bandwidth. We offer our on-net services to customers located in buildings that are physically connected to our network. Off-net services are sold to businesses that are connected to our network primarily by means of T1, T3, E1 and E3 and Ethernet link lines obtained from other carriers. Our non-core services, which consist of legacy services of companies whose assets or businesses we have acquired, include managed modem services, email, retail dial-up Internet access, shared web hosting, managed web hosting, managed security, voice services (only provided in Toronto, Canada) and point to point private line services. We do not actively market these non-core services and expect the net service revenue associated with them to continue to decline.

Due to our strategic acquisitions of network assets and equipment, we believe we are positioned to grow our revenue base.  We continue to deploy network equipment to parts of our network to maximize the utilization of our assets. Our future capital expenditures will be based primarily on our planned expansion of our network and on-net buildings and the concentration and growth of our customer base. We expect our 2007 capital expenditures to be approximately $28.0 million.  We plan to increase our number of on-net buildings by approximately 100 buildings by December 31, 2007 from 1,107 buildings at December 31, 2006.

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

•                  Equity-based compensation expenses that result from the grants of stock options and restricted stock.

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

Three Months Ended June 30, 2006 Compared to the Three Months Ended June 30, 2007

The following summary table presents a comparison of our results of operations for the three months ended June 30, 2006 and 2007 with respect to certain key financial measures. The comparisons illustrated in the table are discussed in greater detail below.

	Three months ended June 30,		Percent
	2006	2007	Change
	(in thousands)
Net service revenue	$36,155	$45,108	24.8%
Network operations expenses (1)	20,076	21,428	6.7%
Gross profit (2)	16,079	23,680	47.3%
Selling, general, and administrative expenses (3)	11,594	12,625	8.9%
Equity-based compensation expense	3,372	2,466	(26.9)%
Depreciation and amortization expenses	14,658	16,332	11.4%
Net loss	(15,491)	(9,192)	(40.7)%

(1)             Excludes equity-based compensation expenses of $101 and $74 in the three months ended June 30, 2006 and 2007, respectively, which, if included would have resulted in a period-to-period change of 6.6%.

(2)             Excludes equity-based compensation expenses of $101 and $74 in the three months ended June 30, 2006 and 2007, respectively, which if included would have resulted in a period-to-period change of 47.7%.

(3)             Excludes equity-based compensation expenses of $3,271 and $2,392 in the three months ended June 30, 2006 and 2007, respectively, which, if included would have resulted in a period-to-period change of 1.0%.

Net Service Revenue. Our net service revenue increased 24.8% from $36.2 million for the three months ended June 30, 2006 to $45.1 million for the three months ended June 30, 2007. The impact of exchange rates resulted in approximately $0.7 million of this increase in revenues.  For the three months ended June 30, 2006 and 2007, on-net, off-net and non-core revenues represented 69.6%, 23.7% and 6.7% and 78.2%, 17.6% and 4.2% of our net service revenues, respectively.

Our on-net revenues increased 40.4% from $25.1 million for the three months ended June 30, 2006 to $35.3 million for the three months ended June 30, 2007. Our on-net revenues increased as we increased the number of our on-net customer connections by 61.5% from approximately 6,100 at June 30, 2006 to approximately 9,800 at June 30, 2007. On-net customer connections increased at a greater rate than on-net revenues due to a decline in the revenue per on-net customer connection, which we expect to continue. This decline is partly attributed to a shift in the customer connection mix. Due to the increase in the size of our sales force, we are now able to focus not only on customers who purchase high-bandwidth connections, as we have done historically, but also on customers who purchase lower-bandwidth connections. We expect to continue to focus our sales efforts on a broad mix of customers. Additionally, on-net customers who cancel their service, in general, have greater revenue per connection than new customers. These trends result in lower revenue per on-net connection. We believe that our on-net revenues as a percentage of total revenues will continue to increase as we are allocating the majority of our sales and marketing resources toward obtaining additional on-net customers.

Our off-net revenues decreased 7.5% from $8.6 million for the three months ended June 30, 2006 to $7.9 million for the three months ended June 30, 2007.  Our off-net customer connections declined from approximately 3,500 at June 30, 2006 to approximately 3,100 at June 30, 2007. We expect that the net loss of off-net customer connections will continue. Our non-core revenues decreased 22.8% from $2.4 million for the three months ended June 30, 2006 to $1.9 million for the three months ending June 30, 2007. The number of our non-core customer connections declined from approximately 1,100 at June 30, 2006 to approximately 900 at June 30, 2007. We do not actively market these acquired non-core services and expect that the net service revenue associated with them will continue to decline.

Network Operations Expenses. Our network operations expenses, excluding equity-based compensation expense, increased 6.7% from $20.1 million for the three months ended June 30, 2006 to $21.4 million for the three months ended June 30, 2007. The increase is primarily attributable to an increase in facilities-related costs related to our expansion activities partly offset by a decline in leased circuit costs related to the decline in off-net revenues. We provide Internet connectivity to our off-net customers using other carriers’ facilities to provide the last mile portion of the link from our customers’ premises to our network and incur leased circuit costs to provide these services.

Gross Profit. Our gross profit, excluding equity-based compensation expense, increased 47.3% from $16.1 million for the three months ended June 30, 2006 to $23.7 million for the three months ended June 30, 2007. We determine gross profit by subtracting network operation expenses from our net service revenue (excluding equity-based compensation expense) and do not allocate depreciation and amortization expense to our network operations expense. The increase is primarily attributed to the increase in higher gross margin on-net revenues as a percentage of net service revenue. Our gross profit margin expanded from 44.5% for the three months ended June 30, 2006 to 52.5% for the three months ended June 30, 2007. Our gross profit has benefited from the limited incremental expenses associated with providing service to an increasing number of on-net customers and the decline in off-net revenues which carry a lower gross margin due to the associated leased circuit required to provide this service. Our gross profit margin may be impacted by the timing and amounts of disputed circuit costs and the additional costs of expanding our network. We generally record disputed circuit costs amounts when billed by the vendor and reverse these amounts when the vendor credit has been received or the dispute has been otherwise resolved. We believe that our gross profit margin will continue to increase as we are allocating the majority of our sales and marketing resources toward obtaining additional on-net customers and as sales of these services generate higher gross profit margins than our off-net and non-core services.

Selling, General, and Administrative Expenses. Our SG&A expenses, excluding equity-based compensation expense, increased 8.9% from $11.6 million for the three months ended June 30, 2006 to $12.6 million for the three months ended June 30, 2007. SG&A expenses increased primarily from the increase in salaries and related costs required to support our expanding sales and marketing efforts.

Equity-based Compensation Expense. Equity-based compensation expense is related to restricted stock and stock options. The total equity-based compensation expense decreased 26.9% from $3.4 million for the three months ended June 30, 2006 to $2.5 million for the three months ending June 30, 2007. The decrease is primarily attributed to a $2.5 million decrease in equity-based compensation expense associated with the amortization of compensation expense for certain 2003 restricted stock grants which ended in August 2006 when these shares became fully vested.  The decrease was partly offset by compensation expense from the issuances of restricted stock to our employees in the three months ended June 30, 2007.  During the three months ended June 30, 2007, we issued approximately 1.0 million shares of restricted stock to our employees. These grants were valued at our closing stock price on the date of grant and will vest over periods ranging from two to four years.  These grants resulted in approximately $1.8 million in equity based compensation expense for the three months ended June 30, 2007.

Depreciation and Amortization Expenses. Our depreciation and amortization expense increased 11.4% from $14.7 million for the three months ended June 30, 2006 to $16.3 million for the three months ended June 30, 2007 primarily due to an increase in fixed assets.

Net Loss. Our net loss was $15.5 million for the three months ended June 30, 2006 as compared to a net loss of $9.2 million for the three months ended June 30, 2007. Our net loss decreased by $6.3 million as a result of a $7.6 million increase in our gross margin and $0.9 million reduction in equity based compensation expense partly offset by a $1.0 million increase in SG&A expenses and a $1.7 million increase in depreciation and amortization expenses.

Buildings On-net. As of June 30, 2006 and 2007 we had a total of 1,076 and 1,159 on-net buildings connected to our network, respectively.

Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2007

The following summary table presents a comparison of our results of operations for the six months ended June 30, 2006 and 2007 with respect to certain key financial measures. The comparisons illustrated in the table are discussed in greater detail below.

	Six months ended June 30,		Percent
	2006	2007	Change
	(in thousands)
Net service revenue	$70,602	$88,729	25.7%
Network operations expenses (1)	40,413	42,443	5.0%
Gross profit (2)	30,189	46,286	53.3%
Selling, general, and administrative expenses (3)	22,379	25,187	12.5%
Equity-based compensation expense	6,871	4,084	(40.6)%
Depreciation and amortization expenses	28,801	32,238	11.9%
Net loss	(31,932)	(18,596)	(41.8)%

(1)             Excludes equity-based compensation expenses of $206 and $123 in the six months ended June 30, 2006 and 2007, respectively, which, if included would have resulted in a period-to-period change of 4.8%.

(2)             Excludes equity-based compensation expenses of $206 and $123 in the six months ended June 30, 2006 and 2007, respectively, which if included would have resulted in a period-to-period change of 54.0%.

(3)             Excludes equity-based compensation expenses of $6,665 and $3,961 in the six months ended June 30, 2006 and 2007, respectively, which, if included would have resulted in a period-to-period change of 0.4%.

Net Service Revenue. Our net service revenue increased 25.7% from $70.6 million for the six months ended June 30, 2006 to $88.7 million for the six months ended June 30, 2007. The impact of exchange rates resulted in approximately $1.5 million of this increase in revenues.  For the six months ended June 30, 2006 and 2007, on-net, off-net and non-core revenues represented 67.7%, 25.1% and 7.2% and 77.1%, 18.5% and 4.4% of our net service revenues, respectively.

Our on-net revenues increased 43.1% from $47.8 million for the six months ended June 30, 2006 to $68.4 million for the six months ended June 30, 2007. Our on-net revenues increased as we increased the number of our on-net customer connections by 61.5% from approximately 6,100 at June 30, 2006 to approximately 9,800 at June 30, 2007. On-net customer connections increased at a greater rate than on-net revenues due to a decline in the revenue per on-net customer connection, which we expect to continue. This decline is partly attributed to a shift in the customer connection mix. Due to the increase in the size of our sales force, we are now able to focus not only on customers who purchase high-bandwidth connections, as we have done historically, but also on customers who purchase lower-bandwidth connections. We expect to continue to focus our sales efforts on a broad mix of customers. Additionally, on-net customers who cancel their service, in general, have greater revenue per connection than new customers. These trends result in lower revenue per on-net connection. We believe that our on-net revenues as a percentage of total revenues will continue to increase as we are allocating the majority of our sales and marketing resources toward obtaining additional on-net customers.

Our off-net revenues decreased 7.3% from $17.7 million for the six months ended June 30, 2006 to $16.4 million for the six months ended June 30, 2007.  Our off-net customer connections declined from approximately 3,500 at June 30, 2006 to approximately 3,100 at June 30, 2007. We expect that the net loss of off-net customer connections will continue. Our non-core revenues decreased 23.4% from $5.1 million for the six months ended June 30, 2006 to $3.9 million for the six months ending June 30, 2007. The number of our non-core customer connections declined from approximately 1,100 at June 30, 2006 to approximately 900 at June 30, 2007. We do not actively market these acquired non-core services and expect that the net service revenue associated with them will continue to decline.

Network Operations Expenses. Our network operations expenses, excluding equity-based compensation expense, increased 5.0% from $40.4 million for the six months ended June 30, 2006 to $42.4 million for the six months ended June 30, 2007. The increase is primarily attributable to an increase in facilities related costs related to our expansion activities partly offset by a decline in leased circuit costs related to the decline in off-net revenues. We provide Internet connectivity to our off-net customers using other carriers’ facilities to provide the last mile portion of the link from our customers’ premises to our network and incur leased circuit costs to provide these services.

Gross Profit. Our gross profit, excluding equity-based compensation expense, increased 53.3% from $30.2 million for the six months ended June 30, 2006 to $46.3 million for the six months ended June 30, 2007. We determine gross profit by subtracting network operation expenses from our net service revenue (excluding equity-based compensation expense) and do not allocate depreciation and amortization expense to our network operations expense. The increase is primarily attributed to the increase in higher gross margin on-net revenues as a percentage of net service revenue. Our gross profit margin expanded from 42.8% for the six months ended June 30, 2006 to 52.2% for the six months ended June 30, 2007. Our gross profit has benefited from the limited incremental expenses associated with providing service to an increasing number of on-net customers and the decline in off-net revenues which carry a lower gross margin due to the associated leased circuit required to provide this service. Our gross profit margin may be impacted by the timing and amounts of disputed circuit costs and the additional costs of expanding our network. We generally record disputed circuit costs amounts when billed by the vendor and reverse these amounts when the vendor credit has been received or the dispute has been otherwise resolved. We believe that our gross profit margin will continue to increase as we are allocating the majority of our sales and marketing resources toward obtaining additional on-net customers and as sales of these services generate higher gross profit margins than our off-net and non-core services.

Selling, General, and Administrative Expenses. Our SG&A expenses, excluding equity-based compensation expense, increased 12.5% from $22.4 million for the six months ended June 30, 2006 to $25.2 million for the six months ended June 30, 2007. SG&A expenses increased primarily from the increase in salaries and related costs required to support our expanding sales and marketing efforts.

Equity-based Compensation Expense. Equity-based compensation expense is related to restricted stock and stock options. The total equity-based compensation expense decreased 40.6% from $6.9 million for the six months ended June 30, 2006 to $4.1 million for the six months ending June 30, 2007. The decrease is primarily attributed to a $5.1 million decrease in equity-based compensation expense associated with the amortization of compensation expense for certain 2003 restricted stock grants which ended in August 2006 when these shares became fully vested.  The decrease was partly offset by compensation expense from grants of restricted stock made in the in the six months ended June 30, 2007.  In January 2007 we granted 51,250 shares of restricted stock to our non-management directors. These grants were valued at our closing price on the date of grant, were fully vested upon grant, and resulted in approximately $0.9 million of compensation expense during the six months ended June 30, 2007.  During the three months ended June 30, 2007, we issued approximately 1.0 million shares of restricted stock to our employees. These grants were valued at our closing stock price on the date of grant and will vest over periods ranging from two to four years.  These grants resulted in approximately $1.8 million in equity based compensation expense for the six months ended June 30, 2007.

Depreciation and Amortization Expenses. Our depreciation and amortization expense increased 11.9% from $28.8 million for the six months ended June 30, 2006 to $32.2 million for the six months ended June 30, 2007 primarily due to an increase in fixed assets.

Net Loss. Our net loss was $31.9 million for the six months ended June 30, 2006 as compared to a net loss of $18.6 million for the six months ended June 30, 2007. Our net loss decreased by $13.3 million as a result of a $16.1 million increase in our gross margin and $2.8 million reduction in equity based compensation expense partly offset by a $2.8 million increase in SG&A expenses and a $3.4 million increase in depreciation and amortization expenses.

Buildings On-net. As of June 30, 2006 and 2007 we had a total of 1,076 and 1,159 on-net buildings connected to our network, respectively.

Liquidity and Capital Resources

In assessing our liquidity, management reviews and analyzes our current cash balances on-hand, short-term investments, accounts receivable, accounts payable, capital expenditure commitments, and required capital lease and debt payments and other obligations.

Cash Flows

The following table sets forth our consolidated cash flows for the six months ended June 30, 2006 and six months ended June 30, 2007.

	Six months ended June 30,
	2006	2007
	(in thousands)
Net cash provided by operating activities	$3,327	$23,913
Net cash used in investing activities	(11,057)	(17,684)
Net cash provided by financing activities	31,674	132,491
Effect of exchange rates on cash	355	392
Net increase in cash and cash equivalents during period	$24,299	$139,112

Net Cash Provided by Operating Activities.  Our primary sources of operating cash are receipts from our customers who are billed on a monthly basis for our services. Our primary uses of operating cash are payments made to our vendors and employees.   Net cash provided by operating activities was $3.3 million for the six months ended June 30, 2006 compared to net cash provided by operating activities of

$23.9 million for the six months ended June 30, 2007. The increase in cash provided by operating activities is due to an increase in our gross profit and an improvement in the changes in operating assets and liabilities from a use of cash of $1.4 million for the six months ended June 30, 2006 to an increase of cash of $5.1 million for the six months ended June 30, 2007.

Net Cash Used In Investing Activities.  Net cash used in investing activities was $11.1 million for the six months ended June 30, 2006 and $17.7 million for the six months ended June 30, 2007.  Our primary use of investing cash for the six months ended June 30, 2006 was $11.8 million for the purchases of property and equipment.  Our primary source of investing cash for the six months ended June 30, 2006 was $0.7 million from the maturities of short-term investments.  Our primary use of investing cash for the six months ended June 30, 2007 was $17.1 million for the purchases of property and equipment and $0.6 million for the purchase of short-term investments. The increase in purchases of property and equipment from the six months ended June 30, 2006 to the six months ended June 30, 2007 is primarily due to our network expansion activities.

Net Cash Used In Financing Activities.  Net cash provided by financing activities was $31.7 million for the six months June 30, 2006. Net cash provided by financing activities was $132.5 million for the six months June 30, 2007.  Our primary use of financing cash for the six months ended June 30, 2006 was $4.9 million of principal payments under our capital lease obligations.  Our primary use of financing cash for the six months ended June 30, 2007 was $50.1 million for the purchase of 1.8 million shares of our common stock, $10.2 million for the repayment of our convertible subordinated notes on their June 15, 2007 maturity date and $3.2 million of principal payments under our capital lease obligations.  Our primary source of financing cash for the six months ended June 30, 2006 was $36.5 million of net proceeds from a public offering of common stock. Our primary source of financing cash for the six months ended June 30, 2007 was $195.5 million of proceeds from the issuance of our 1.00% Convertible Senior Notes.

Cash Position and Indebtedness

Our total cash and cash equivalents and short-term investments were $182.4 million at June 30, 2007.   Our total indebtedness, net of discount, at June 30, 2007 was $283.6 million.  Our total indebtedness includes $88.0 million of capital lease obligations for dark fiber primarily under 15-25 year IRUs, of which approximately $6.8 million is considered a current liability.  These capital lease obligations will be paid over a weighted average remaining term of approximately twelve years.

Convertible Senior Notes

In June 2007, we issued 1.00% Convertible Senior Notes (the “Notes”) due June 15, 2027, for an aggregate principal amount of $200.0 million in a private offering for resale to qualified institutional buyers pursuant to SEC Rule 144A. The Notes are unsecured and bear interest at 1.00% per annum. The Notes will rank equally with any future senior debt and senior to any future subordinated debt and will be effectively subordinated to all of our existing and future liabilities and to any secured debt the we may issue to the extent of the value of  the collateral. Interest is payable in cash semiannually in arrears on June 15 and December 15, of each year, beginning on December 15, 2007. We received proceeds of approximately $195.5 million after deducting the original issue discount of 2.25%. We used $10.6 million of the proceeds to repay principal and accrued interest on our existing convertible subordinated notes on June 15, 2007 and approximately $50.1 million to repurchase approximately 1.8 million shares of our common stock.  These 1.8 million common shares were subsequently retired.  We intend to use the remaining proceeds for general corporate purposes.

The Notes are convertible into shares of our common stock at an initial conversion price of $49.18 per share, or 20.3355 shares for each $1,000 principal amount of Notes, subject to adjustment for certain events as set forth in the indenture. Upon conversion of the Notes, we will have the right to deliver shares of our common stock, cash or a combination of cash and shares of our common stock. The Notes are convertible (i) during any fiscal quarter after the fiscal quarter ending September 30, 2007, if the closing sale price of our common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter exceeds 130% of the conversion price in effect on the last trading day of the immediately preceding fiscal quarter, or (ii) specified corporate transactions occur, or (iii) the trading price of the Notes falls below a certain threshold, or (iv) if we call the Notes for redemption, or (v) on or after April 15, 2027 until maturity. In addition, following specified corporate transactions, we will increase the conversion rate for holders who elect to convert Notes in connection with such corporate transactions, provided that in no event may the shares issued upon conversion, as a result of adjustment or otherwise, result in the issuance of more than 35.5872 common shares per $1,000 principal amount, or approximately 7.1 million shares. The Notes include an “Irrevocable Election of Settlement” whereby we may choose, in our sole discretion, and without the consent of the holders of the Notes, to waive our right to settle the conversion feature in either cash or stock or in any combination at our option.

The Notes may be redeemed by us at any time after June 20, 2014 at a redemption price of 100% of the principal amount plus accrued interest.  Holders of the Notes have the right to require us to repurchase for cash all or some of their Notes on June 15, 2014, 2017 and 2022 and upon the occurrence of certain designated events at a redemption price of 100% of the principal amount plus accrued interest.

Under the terms of the Notes, we are required to use reasonable efforts to file and maintain a shelf registration statement with the SEC covering the resale of the Notes and the common stock issuable on the conversion of the Notes. If we fail to meet these terms, we will be required to pay special interest on the Notes in the amount of 0.25% for the first 90 days after the occurrence of the failure to meet and 0.50% thereafter.  In addition to the special interest, additional interest of 0.25% per annum will accrue in the event of default as defined in the indenture. We filed a shelf registration statement registering the Notes and common stock issuable on conversion of the Notes in July 2007.

Convertible Subordinated Notes.

Our $10.2 million 7.50% convertible subordinated notes were due on June 15, 2007. These notes and accrued interest were paid on June 15, 2007 with part of the proceeds from the Notes.

Credit Facility

On March 9, 2005, we entered into a $20 million credit facility with a commercial bank. The credit facility expired on April 1, 2007.

Contractual Obligations and Commitments

For our contractual obligations and commitments see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations of our annual report on Form 10-K for the year ended December 31, 2006. The long-term debt component of our contractual obligations and commitments has changed materially since December 31, 2006 due to the issuance of our Convertible Senior Notes.  The terms of our Convertible Senior Notes are described above.

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

•              our capital expenditures including the costs of our expansion plan will not materially differ from our plan;

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

Critical Accounting Policies and Significant Estimates

Management believes that as of June 30, 2007, there have been no material changes to our critical accounting policies and significant estimates from those listed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations of our annual report on Form 10-K for the year ended December 31, 2006, except as noted below

•   We evaluated the embedded conversion option of our 1.00% Convertible Senior Notes (the “Notes”) in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”,  EITF Issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock” and EITF Issue No. 01-6 “The Meaning of Indexed to a Company’s Own Stock”, and concluded that the embedded conversion option contained within the Notes should not be accounted for separately because the conversion option is indexed to our common stock and would be classified within stockholders’ equity, if issued on a standalone basis.

•   We evaluated the terms of the Notes for a beneficial conversion feature in accordance with EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF No. 00-27, “Application of Issue 98-5 to Certain Convertible Instruments” and concluded that there was no beneficial conversion feature at the commitment date based on the conversion rate of the Notes relative to the commitment date stock price.  We will continue to evaluate potential future beneficial conversion charges based upon potential future triggering conversion events.

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

In order to become profitable and remain consistently cash flow positive, we need to both retain existing customers and continue to add a large number of new customers. The precise number of additional customers required to become profitable and remain consistently cash flow positive is dependent on a number of factors, including the turnover of existing customers and the revenue mix among customers. We may not succeed in adding customers if our sales and marketing plan is unsuccessful. In addition, many of our target customers are existing businesses that are already purchasing Internet access services from one or more providers, often under a contractual commitment, and it has been our experience that such target customers are often reluctant to switch providers due to costs associated with switching providers. Further, as some of our customers grow larger they may decide to build or otherwise acquire their own Internet networks. While no single customer accounted for more than approximately 3.0% of our revenues for the six months ended June 30, 2007, a migration of a few very large Internet users to their own networks could impair our growth.

We have historically incurred operating losses and these losses may continue for the foreseeable future.

Since we initiated operations in 2000, we have generated operating losses and these losses may continue for the foreseeable future. In 2005 we had an operating loss of $62.1 million, in 2006 we had an operating loss of $46.6 million and in the six months ended June 30, 2007 we had an operating loss of $15.2 million. As of June 30, 2007, we had an accumulated deficit of $283.6 million. Continued losses may prevent us from pursuing our strategies for growth or may require us to seek unplanned additional capital and could cause us to be unable to meet our debt service obligations, capital expenditure requirements or working capital needs.

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

Currently, we plan to increase our carrier-neutral facilities and other on-net buildings from 1,159 at June 30, 2007 to approximately 1,200 buildings by December 31, 2007 — for an approximate additional 100 additional buildings for the year ended December 31, 2007. We may be unsuccessful at identifying appropriate buildings or negotiating favorable terms for acquiring access to such buildings, and consequently, may experience difficulty in adding customers to our network and fully using the network’s capacity.

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

We have substantial debt which we may not be able to repay when due.

We have $200.0 million of senior convertible notes outstanding.  The holders of the notes have the right to compel us to repurchase for cash on June 15, 2014, June 15, 2017 and June 15, 2022, all or some of their notes.  They also have the right to be paid the principal upon default and upon certain designated events, such as certain changes of control.  We may not have sufficient funds to pay the principal at the time we are obligated to do so, which could result in bankruptcy, or we may only be able to raise the funds on unfavorable terms.

The holders of our senior convertible notes have the right to convert their notes to common stock.

The holders of our senior convertible notes are under certain circumstances able to convert their notes into common stock at a conversion price of $49.18 per share of common stock and to obtain additional shares of common stock.  If our share price exceeds $49.18 and the conversion right is exercised by the holders of the notes the number of our shares of common stock outstanding will increase which could reduce further appreciation in our stock price and impact our per share earnings.  Rather than issue the stock we are permitted to pay the cash equivalent in value to the stock to be issued.  We might not have sufficient funds to do this or doing so might have other detrimental impacts on us.

Our operations outside of the United States expose us to economic, regulatory and other risks.

The nature of our operations outside of the U.S. involves a number of risks, including:

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

Our operations outside of the U.S. expose us to currency fluctuations and exchange rate risk. For example, while we record revenues and financial results from our European operations in euros, these results are reflected in our consolidated financial statements in U.S. dollars. Therefore, our reported results are exposed to fluctuations in the exchange rates between the U.S. dollar and the Euro. In particular, we fund the Euro-based operating expenses and associated cash flow requirements of our European operations, including IRU obligations, in U.S. dollars. Accordingly, in the event that the Euro strengthens versus the dollar to a greater extent than we anticipate, the expenses and cash flow requirements associated with our European operations may be significantly higher in U.S. dollar terms than planned.

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

We may have difficulty implementing the ability to intercept communications as required by the U.S. Communications Assistance for Law Enforcement Act.

In 2006, we began the process of implementing the requirements of the U.S. Communications Assistance for Law Enforcement Act. This law requires that we are able to intercept communications when required to do so by law enforcement agencies. We may experience difficulties and significant costs in implementing the operations procedures and installing the equipment and software necessary to comply with the law. If we are unable to comply with the laws we could be subject to fines of up to $1 million per event and other penalties.

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

ITEM 2.                     CHANGES IN SECURITIES AND USE OF PROCEEDS.

On June 6, 2007 in conjunction with our sale of $200.0 million of senior convertible notes we repurchased 1.8 million shares of our common stock at a per share price of $28.10. This was a one-time repurchase and not part of planned series of repurchases.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plan or Programs)
June 6, 2007	1,800,000	$28.10	1,800,000	0

The share repurchase depicted above was a one-time repurchase and not part of planned series of repurchases.  At this time we have no plans for further repurchases.

ITEM 4.                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On April 30, 2007, we held our 2007 Annual Meeting of Stockholders in Washington, D.C. Stockholders representing 45,330,476 shares entitled to vote at the Annual Meeting were present in person or by proxy.  This represents 93.3%, and a majority, of the 48,645,707 total shares authorized to vote at the Annual Meeting as of the record date of March 9, 2007.

The following nominees were elected to our board of directors, each to hold office until his or her successor is elected and qualified, by the vote set forth below:

Name	For	Withheld
David Schaeffer	44,378,164	952,312
Steven Brooks	25,122,010	20,208,466
Lewis H. Ferguson, III	45,160,525	169,951
Erel Margalit	33,571,765	11,758,711
Timothy Weingarten	24,648,657	20,681,819
Richard R. Liebhaber	43,567,838	1,762,638
D. Blake Bath	45,078,970	251,506

In addition, the stockholders approved the increase of shares available for grant under the 2004 Incentive Award Plan by 2.0 million shares of common stock.  The vote on this proposal number 2 was as follows:  FOR: 28,729,374;  AGAINST: 10,423,048;  ABSTAIN: 774,726;  BROKER NON-VOTE: 5,403,328.  Accordingly, the number of shares available for grant under the 2004 Incentive Award Plan was increased from 9,318 to 2,009,318 shares of common stock.

ITEM 6.                     EXHIBITS.

(a) Exhibits

Exhibit Number	Description
4.1

Indenture related to the Convertible Senior Notes due 2027, dated as June 11, 2007, between Cogent Communications Group, Inc. and Wells Fargo Bank, N.A., as trustee (including form of 1.00% Convertible Senior Notes due 2027) (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on June 12, 2007).

4.2	Form of 1.00% Convertible Senior Notes due 2027 (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed on June 12, 2007).
4.3

Registration Rights Agreement dated as of June 11, 2007, by and among Cogent Communications Group, Inc. and Bear, Stearns & Co. Inc., UBS Securities LLC, RBC Capital Markets Corporation and Cowen and Company, LLC (incorporated by reference to Exhibit 4.3 of our Current Report on Form 8-K filed on June 12, 2007.).

10.1

Purchase Agreement, dated as of June 11, 2007, by and among Cogent Communications Group, Inc., Cogent Communications, Inc. and Bear, Stearns & Co. Inc., UBS Securities LLC, RBC Capital Markets Corporation and Cowen and Company, LLC (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on June 12, 2007.).

10.2	Amendment No. 3 to Employment Agreement of Dave Schaeffer, dated as of August 7, 2007 (filed herewith).
31.1	Certification of Chief Executive Officer pursuant of Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer pursuant of Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith)
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith)

(b) Reports on Form 8-K.

During the three months ended June 30, 2007, the Company filed four reports on Form 8-K containing the following information and filed on the following dates:

Date	Description
May 7, 2007	We issued a press release summarizing our financial results for the quarter ended March 31, 2007.
June 6, 2007	We filed a press release dated June 5, 2007 announcing pricing of our convertible note offering and concurrent share repurchase.
June 12, 2007	We announced the completion of an offering of $200.0 million principal amount of our 1.00% Convertible Senior Notes due 2027, and filing the related transaction documents.
June 22, 2007

We announced the adoption of certain amendments to the Cogent Communications Group, Inc. 2004 Incentive Award Plan approved at a meeting of our board of directors on June 20, 2007, which amendments shall apply only to awards made to employees under the Plan after June 20, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2007	COGENT COMMUNICATIONS GROUP, INC.

	By:	/s/ David Schaeffer
Name: David Schaeffer
Title: Chairman of the Board and Chief Executive Officer

Date: August 8, 2007	By:	/s/ Thaddeus G. Weed
Name: Thaddeus G. Weed
Title: Chief Financial Officer (Principal Accounting Officer)