Form 10-Q
period 2007-09-30
COGENT COMMUNICATIONS GROUP INC
filed 2007-11-08
CIK 1158324

Use these links to rapidly review the document
PART I FINANCIAL INFORMATION

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Securities Exchange Act. (Check one)

Large accelerated filer ☐        Accelerated filer ☒        Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.001 par value 48,182,576 Shares Outstanding as of November 6, 2007

INDEX

PART I
FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets of Cogent Communications Group, Inc., and Subsidiaries as of December 31, 2006 and September 30, 2007 (Unaudited)
Condensed Consolidated Statements of Operations of Cogent Communications Group, Inc., and Subsidiaries for the Three Months Ended September 30, 2006 and September 30, 2007 (Unaudited)
Condensed Consolidated Statements of Operations of Cogent Communications Group, Inc., and Subsidiaries for the Nine months Ended September 30, 2006 and September 30, 2007 (Unaudited)
Condensed Consolidated Statements of Cash Flows of Cogent Communications Group, Inc., and Subsidiaries for the Nine months Ended September 30, 2006 and September 30, 2007 (Unaudited)
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures
PART II OTHER INFORMATION
Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 4.	Submission of Matters to a Vote of Security Holders
Item 6.	Exhibits
SIGNATURES
CERTIFICATIONS

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2006 AND SEPTEMBER 30, 2007
(IN THOUSANDS, EXCEPT SHARE DATA)

	December 31, 2006	September 30, 2007
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$42,642	$180,241
Short term investments, $0 and $650 restricted, respectively	80	650
Accounts receivable, net of allowance for doubtful accounts of $1,233 and $1,145, respectively	20,053	22,528
Prepaid expenses and other current assets	5,339	5,875

Total current assets	68,114	209,294
Property and equipment, net	263,268	250,885
Intangible assets, net	1,150	305
Deposits and other assets ($1,118 and $468 restricted, respectively)	4,344	3,808

Total assets	$336,876	$464,292

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$9,096	$13,515
Accrued liabilities	12,614	15,431
Convertible subordinated notes, net of discount of $1,213	8,978	—
Current maturities, capital lease obligations	6,027	7,271

Total current liabilities	36,715	36,217
Convertible senior notes, net of discount of $4,291	—	195,709
Capital lease obligations, net of current maturities	82,019	83,591
Other long term liabilities	2,510	1,636

Total liabilities	121,244	317,153

Commitments and contingencies:
Stockholders' equity:
Common stock, $0.001 par value; 75,000,000 shares authorized; 48,928,108 and 48,177,863 shares issued and outstanding, respectively	49	48
Additional paid-in capital	478,140	432,322
Stock purchase warrants	764	764
Accumulated other comprehensive income — foreign currency translation adjustment	1,638	2,983
Accumulated deficit	(264,959)	(288,978)

Total stockholders' equity	215,632	147,139

Total liabilities and stockholders' equity	$336,876	$464,292

The accompanying notes are an integral part of these condensed consolidated balance sheets.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND SEPTEMBER 30, 2007
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2007
	(Unaudited)	(Unaudited)
Net service revenue	$37,954	$46,969
Operating expenses:
Network operations (including $79 and $61 of equity-based compensation expense, respectively, exclusive of amounts shown separately)	19,432	22,771
Selling, general, and administrative (including $2,540 and $3,000 of equity-based compensation expense, respectively, and $855 and $515 of bad debt expense, net of recoveries, respectively)	14,289	15,512
Depreciation and amortization	14,878	16,627

Total operating expenses	48,599	54,910

Operating loss	(10,645)	(7,941)
Gains—lease restructurings and settlement	255	2,110
Interest income and other, net	1,288	2,906
Interest expense	(2,752)	(2,498)

Net loss	$(11,854)	$(5,423)

Net loss per common share:
Basic and diluted net loss per common share	$(0.24)	$(0.12)

Weighted-average common shares—basic and diluted	48,463,130	47,073,070

The accompanying notes are an integral part of these condensed consolidated statements of operations.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND SEPTEMBER 30, 2007
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Nine months Ended September 30, 2006	Nine months Ended September 30, 2007
	(Unaudited)	(Unaudited)
Net service revenue	$108,556	$135,698
Operating expenses:
Network operations (including $285 and $143 of equity-based compensation expense, respectively, exclusive of amounts shown separately)	60,051	65,296
Selling, general, and administrative (including $9,205 and $7,003 of equity-based compensation expense, respectively, and $2,001 and $1,421 of bad debt expense, net of recoveries, respectively)	43,333	44,702
Depreciation and amortization	43,679	48,865

Total operating expenses	147,063	158,863

Operating loss	(38,507)	(23,165)
Gains—lease restructurings and settlement	255	2,110
Interest income and other, net	2,471	4,788
Interest expense	(8,005)	(7,752)

Net loss	$(43,786)	$(24,019)

Net loss per common share:
Basic and diluted net loss per common share	$(0.96)	$(0.50)

Weighted-average common shares—basic and diluted	45,705,013	48,069,477

The accompanying notes are an integral part of these condensed consolidated statements of operations.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND SEPTEMBER 30, 2007
(IN THOUSANDS)

	Nine months Ended September 30, 2006	Nine months Ended September 30, 2007
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net cash provided by operating activities	$4,825	$35,169

Cash flows from investing activities:
Purchases of property and equipment	(17,941)	(26,105)
Maturities (purchases) of short term investments	1,203	(570)
Proceeds from dispositions of assets	93	14

Net cash used in investing activities	(16,645)	(26,661)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	36,481	—
Purchases of common stock	—	(51,894)
Proceeds from issuance of senior convertible notes, net	—	195,500
Senior convertible notes issuance costs	—	(353)
Repayment of convertible notes	—	(10,187)
Proceeds from exercises of stock options	147	1,054
Repayments of capital lease obligations	(6,105)	(5,454)

Net cash provided by financing activities	30,523	128,666

Effect of exchange rate changes on cash	428	425

Net increase in cash and cash equivalents	19,131	137,599
Cash and cash equivalents, beginning of period	29,883	42,642

Cash and cash equivalents, end of period	$49,014	$180,241

The accompanying notes are an integral part of these condensed consolidated statements of cash flows.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 and 2007
(unaudited)

1.     Description of the business and recent developments:

Description of business

        Cogent Communications Group, Inc. (the "Company") is a Delaware corporation and is headquartered in Washington, DC. The Company is a facilities-based provider of low-cost, high-speed Internet access and Internet Protocol ("IP") communications services. The Company's network is specifically designed and optimized to transmit data using IP. The Company delivers its services to small and medium-sized businesses, communications service providers and other bandwidth-intensive organizations through over 14,380 customer connections in North America and Europe.

        The Company offers on-net Internet access services exclusively through its own facilities, which run all the way to its customers' premises. Because of its integrated network architecture, the Company is not dependent on local telephone companies to serve its on-net customers. The Company provides on-net Internet access to certain bandwidth-intensive users such as universities, other Internet service providers, telephone companies, cable television companies and commercial content providers at speeds up to 10 Gigabits per second. These customers generally receive service in colocation facilities and the Company's data centers. The Company also offers Internet access services in multi-tenant office buildings typically serving law firms, financial services firms, advertising and marketing firms and other professional services businesses. The Company operates data centers throughout North America and Europe that allow customers to collocate their equipment and access the Company's network.

        In addition to providing on-net services, the Company also provides Internet connectivity to customers that are not located in buildings directly connected to its network. The Company serves these off-net customers using other carriers' facilities to provide the "last mile" portion of the link from its customers' premises to the Company's network. The Company also provides certain non-core services that resulted from acquisitions. The Company continues to support but does not actively sell these non-core services.

        The Company has created its network by acquiring optical fiber from underlying carriers and directly connecting Internet routers to this optical fiber. Through 2004, the Company expanded its network through several acquisitions of financially distressed companies or their assets. Since then, it has primarily focused on the growth of its on-net Internet access services.

Recent Developments

$50.0 Million Share Buyback Program

        In August 2007, the Company's board of directors approved a common stock buyback program (the "Buyback Program"). Under the Buyback Program the Company is authorized to purchase up to $50.0 million of the Company's common stock prior to December 31, 2008. In September 2007, the Company purchased approximately 194,000 shares of its common stock for approximately $4.4 million under the Buyback Program. These common shares were subsequently retired. Of the total $4.4 million commitment, $1.8 million was paid in September 2007 and $2.6 million was paid in October 2007.

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

Foreign currency translation adjustment and comprehensive loss

        Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting of Comprehensive Income" requires "comprehensive income" and the components of "other comprehensive income" to be reported in the financial statements and/or notes thereto. The Company's only components of "other comprehensive income" are currency translation adjustments for all periods presented (in thousands).

	Three months ended September 30, 2006	Three months ended September 30, 2007	Nine months ended September 30, 2006	Nine months ended September 30, 2007
Net loss	$(11,854)	$(5,423)	$(43,786)	$(24,019)
Currency translation	144	702	880	1,345

Comprehensive loss	$(11,710)	$(4,721)	$(42,906)	$(22,674)

Financial instruments

        The Company was party to letters of credit totaling approximately $1.0 million at December 31, 2006 and September 30, 2007. These letters of credit are secured by certificates of deposit of approximately $1.1 million that are restricted and included in short term investments and deposits and other assets.

Basic and diluted net loss per common share

        Basic loss per share is based upon the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted-average number of common shares outstanding during the period plus the dilutive effect of potentially future issuances of common stock. In calculating diluted loss per share, the dilutive effect of stock options and warrants is computed using the average market price for the period in accordance with the treasury stock method. For the three and nine months ended September 30, 2006 and September 30, 2007, options to purchase 1.2 million and 1.1 million shares of common stock, respectively, at weighted-average exercise prices of $2.67 and $5.53 per share, respectively, are not included in the computation of diluted loss per share as the effect would be anti-dilutive. For the three and nine months ended September 30, 2006, the Company's employees exercised options for approximately 17,000 and 47,000 common shares, respectively. For the three and nine months ended September 30, 2007, the Company's employees exercised options for approximately 110,000 and 205,000 common shares, respectively. As of September 30, 2006 and September 30, 2007, 0.3 million and 1.2 million unvested shares of restricted common stock, respectively, are not included in the computation of loss per share. These shares will be included in the computation as they vest.

        The effect of convertible securities on the calculation of diluted loss per share is calculated using the "if-converted" method. Using the "if-converted" method, the shares issuable upon conversion of the 1.00% Convertible Senior Notes (the "Notes") were anti-dilutive for the three and nine months ending September 30, 2007. Accordingly, their impact has been excluded from the computation of diluted loss per share. The Notes are convertible into shares of the Company's Common stock at an initial conversion price of $49.18 per share, yielding 4.1 million common shares, subject to certain adjustments set forth in the indenture.

Recent accounting pronouncements

        In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157"). The objective of the statement is to define fair value, establish a framework for measuring fair value and expand disclosures about fair value measurements. SFAS 157 will be effective for interim and annual reporting periods beginning after November 15, 2007. The Company has not yet assessed the impact of this statement on the Company's financial statements.

        In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 will be effective for the first fiscal year that begins after November 15, 2007. The Company has not yet determined whether it will adopt the alternatives provided in this statement.

        In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. ("FIN") 48, "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109." FIN No. 48 requires that management determine whether a tax position is more likely than not to be sustained upon examination based on the technical merits of the position. Once it is determined that a position meets this recognition threshold, the position is measured to determine the amount of benefit to be recognized in the financial statements. The Company adopted the provisions of FIN No. 48 on January 1, 2007. The adoption of FIN No. 48 did not have a material effect on the Company's results of operations or financial position.

        The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is subject to U.S. federal tax and state tax examinations for years from 2003 to 2006. Management does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

        The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN No. 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax positions, and there was no interest expense or expense associated with penalties recognized during the three or nine months ended September 30, 2007.

2.     Property and equipment:

        Depreciation and amortization expense related to property and equipment and capital leases was $14.5 million and $16.3 million for the three months ended September 30, 2006 and 2007, respectively, and was $42.4 million and $48.0 million for the nine months ended September 30, 2006 and 2007, respectively.

Capitalized network construction labor and related costs

        The Company capitalized salaries and related benefits of employees working directly on the construction and build-out of its network of $0.4 million and $1.2 million for the three months ended September 30, 2006 and 2007, respectively, and $1.6 million and $2.5 million for the nine months ended September 30, 2006 and 2007, respectively. Included in capitalized labor and related costs for the nine months ended September 30, 2007 is $0.5 million of equity-based compensation costs.

3.     Accrued liabilities:

Acquired lease obligations

        In December 2004, the Company accrued for the net present value of estimated cash flows for amounts related to leases of abandoned facilities acquired in an acquisition. In September 2007, the Company entered into a settlement agreement under which the Company was released from its obligation under one of the facilities. This settlement agreement resulted in a gain of approximately $2.1 million recorded as a gain on lease restructurings and settlement in the accompanying condensed consolidated statement of operations for the three and nine months ended September 30, 2007. Of the $2.1 million gain, $1.3 million was included in the unused lease obligation and $0.8 million was included in accrued liabilities. A reconciliation of the amounts related to these contract termination costs is as follows (in thousands):

Lease accrual
Assumed obligation—balance December 31, 2006	$1,754
Amortization of discount	81
Settlement amount (recorded as a gain)	(1,325)
Amounts paid	(415)

Balance—September 30, 2007 (included in accrued liabilities)	$95

4.     Long-term debt:

Convertible Senior Notes

        In June 2007, the Company issued 1.00% Convertible Senior Notes (the "Notes") due June 15, 2027, for an aggregate principal amount of $200.0 million in a private offering for resale to qualified institutional buyers pursuant to SEC Rule 144A. The Notes are unsecured and bear interest at 1.00% per annum. The Notes will rank equally with any future senior debt and senior to any future subordinated debt and will be effectively subordinated to all existing and future liabilities of the Company's subsidiaries and to any secured debt the Company may issue, to the extent of the value of the collateral. Interest is payable in cash semiannually in arrears on June 15 and December 15, of each year, beginning on December 15, 2007. The Company received proceeds of approximately $195.5 million, after deducting the original issue discount of 2.25%. The Company used $10.6 million of the proceeds to repay principal and accrued interest on its existing convertible subordinated notes on June 15, 2007 and used approximately $50.1 million of the net proceeds to repurchase approximately 1.8 million shares of its common stock concurrently with the Notes offering. These 1.8 million common shares were subsequently retired. The Company intends to use the remaining proceeds for general corporate purposes. The discount and other issuance costs are being amortized to interest expense using the effective interest method through June 15, 2014, which is the earliest put date.

Conversion Process and Other Terms of the Notes

        The Notes are convertible into shares of the Company's common stock at an initial conversion price of $49.18 per share, or 20.3355 shares for each $1,000 principal amount of Notes, subject to adjustment for certain events as set forth in the indenture. Depending upon the price of the Company's common stock at the time of conversion, holders of the Notes will receive additional shares of the Company's common stock. Upon conversion of the Notes, the Company will have the right to deliver shares of its common stock, cash or a combination of cash and shares of its common stock. The Notes are convertible (i) during any fiscal quarter after the fiscal quarter ending September 30, 2007, if the closing sale price of the Company's common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter exceeds 130% of the conversion price in effect on the last trading day of the immediately preceding fiscal quarter, or (ii) specified corporate transactions occur, or (iii) the trading price of the Notes falls below a certain threshold, or (iv) if the Company calls the Notes for redemption, or (v) on or after April 15, 2027 until maturity. In addition, following specified corporate transactions, the Company will increase the conversion rate for holders who elect to convert notes in connection with such corporate transactions, provided that in no event may the shares issued upon conversion, as a result of adjustment or otherwise, result in the issuance of more than 35.5872 common shares per $1,000 principal amount or approximately 7.1 million shares. The Notes include an "Irrevocable Election of Settlement" whereby the Company may choose, in its sole discretion, and without the consent of the holders of the Notes, to waive its right to settle the conversion feature in either cash or stock or in any combination at its option.

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

Registration Rights

        Under the terms of the Notes, the Company is required to use reasonable efforts to file and maintain a shelf registration statement with the SEC covering the resale of the Notes and the common stock issuable on conversion of the Notes. If the Company fails to meet these terms, the Company will be required to pay special interest on the Notes in the amount of 0.25% for the first 90 days after the occurrence of the failure to meet and 0.50% thereafter. In addition to the special interest, additional interest of 0.25% per annum will accrue in the event of default, as defined in the indenture. The Company filed a shelf registration statement registering the Notes and common stock issuable upon conversion of the Notes in July 2007.

Convertible Subordinated Notes—Allied Riser

        The Company's $10.2 million 7.50% convertible subordinated notes were recorded at their fair value of approximately $2.9 million at the merger date in 2002. The discount was amortized to interest expense through the maturity date. The notes and accrued interest were fully paid in June 2007.

5.     Contingencies:

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

        The Company has been made aware of several other companies in its own and in other industries that use the word "Cogent" in their corporate names. One company has informed the Company that it believes the Company's use of the name "Cogent" infringes on its intellectual property rights in that name. If such a challenge is successful, the Company could be required to change its name and lose the value associated with the Cogent name in its markets. Management does not believe such a challenge, if successful, would have a material impact on the Company's business, financial condition or results of operations.

        In the normal course of business the Company is involved in other legal activities and claims. Because such matters are subject to many uncertainties and the outcomes are not predictable with assurance, the liability related to these legal actions and claims cannot be determined with certainty. Management does not believe that such claims and actions will have a material impact on the Company's financial condition or results of operations.

6.     Related party transactions:

Office lease

        The Company's headquarters is located in an office building owned by an entity controlled by the Company's Chief Executive Officer. The Company paid $132,000 and $343,000 in the three and nine months ended September 30, 2006 and $149,000 and $423,000 in the three and nine months ended September 30, 2007, respectively, in rent and related costs to this entity. The lease expires in August 2010.

LNG Holdings SA ("LNG")

        In November 2003, approximately 90% of the stock of LNG, the then parent company of Cogent Europe was acquired by Symposium Inc. ("Symposium") a Delaware corporation. The Company's Chief Executive Officer owns 100% of Symposium. In the nine months ended September 30, 2007 the Company paid approximately $24,000 for professional services performed for LNG and the Company received reimbursement for approximately $85,000 of professional fees paid for LNG in 2006.

7.     Segment information:

        The Company operates as one operating segment. Below are the Company's net service revenues and long lived assets by geographic region (in thousands):

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2007	Nine months Ended September 30, 2006	Nine months Ended September 30, 2007
Net Revenues
North America	$29,930	$36,708	$85,519	$106,025
Europe	8,024	10,261	23,037	29,673

Total	$37,954	$46,969	$108,556	$135,698

	December 31, 2006	September 30, 2007
Long lived assets, net
North America	$221,942	$207,474
Europe	42,476	43,716

Total	$264,418	$251,190

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                   OPERATIONS

        You should read the following discussion and analysis together with our consolidated condensed financial statements and related notes included in this report. The discussion in this report contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this report should be read as applying to all related forward-looking statements wherever they appear in this report. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to these differences include those discussed in Item 1A "Risk Factors" in our annual report on Form 10-K for the fiscal year ended December 31, 2006.

General Overview

        We are a leading facilities-based provider of low-cost, high-speed Internet access and IP communications services. Our network is specifically designed and optimized to transmit data using IP. IP networks are significantly less expensive to operate and are able to achieve higher performance levels than the traditional circuit-switched networks used by our competitors, thus giving us cost and performance advantages in our industry. We deliver our services to small and medium-sized businesses, communications service providers and other bandwidth-intensive organizations through over 14,380 customer connections in North America and Europe. Our primary on-net service is Internet access at a speed of 100 Megabits per second and greater. We offer this on-net service exclusively through our own facilities, which run all the way to our customers' premises.

        Our network is comprised of in-building riser facilities, metropolitan optical fiber networks, metropolitan traffic aggregation points and inter-city transport facilities. The network is physically connected entirely through our facilities to 1,189 buildings in which we provide our on-net services, including 905 multi-tenant office buildings. We also provide on-net services in carrier-neutral colocation facilities, data centers and single-tenant office buildings. Because of our integrated network architecture, we are not dependent on local telephone companies to serve our on-net customers. We emphasize the sale of on-net services because we believe we have a competitive advantage in providing these services and our sales of these services generate higher gross profit margins than our off-net and non-core services.

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

        We are expanding our network to locations that we believe can be economically integrated and represent significant concentrations of Internet traffic. One of our keys to developing a profitable business will be to carefully match the expense of extending our network to reach new customers with the revenue generated by those customers.

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

        Due to our strategic acquisitions of network assets and equipment, we believe we are positioned to grow our revenue base. We continue to deploy network equipment to parts of our network to maximize the utilization of our assets. Our future capital expenditures will be based primarily on our planned expansion of our network and the addition of on-net buildings and the concentration and growth of our customer base. We expect our 2007 capital expenditures to be approximately $30.0 million. We plan to increase our number of on-net buildings by approximately 100 buildings by December 31, 2007 from 1,107 buildings at December 31, 2006. We expect our 2008 capital expenditures to be approximately $30.0 million. We plan to increase our number of on-net buildings by approximately another 100 buildings in 2008.

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

Three Months Ended September 30, 2006 Compared to the Three Months Ended September 30, 2007

        The following summary table presents a comparison of our results of operations for the three months ended September 30, 2006 and 2007 with respect to certain key financial measures. The comparisons illustrated in the table are discussed in greater detail below.

	Three months ended September 30,
			Percent Change
	2006	2007
	(in thousands)
Net service revenue	$37,954	$46,969	23.8%
Network operations expenses (1)	19,353	22,710	17.3%
Gross profit (2)	18,601	24,259	30.4%
Selling, general, and administrative expenses (3)	11,749	12,512	6.5%
Equity-based compensation expense	2,619	3,061	16.9%
Depreciation and amortization expenses	14,878	16,627	11.8%
Gains on lease restructurings	255	2,110	727.5%
Net loss	(11,854)	(5,423)	54.3%

(1)
Excludes equity-based compensation expenses of $79 and $61 in the three months ended September 30, 2006 and 2007, respectively, which, if included would have resulted in a period-to-period change of 17.2%.

(2)
Excludes equity-based compensation expenses of $79 and $61 in the three months ended September 30, 2006 and 2007, respectively, which if included would have resulted in a period-to-period change of 30.6%.

(3)
Excludes equity-based compensation expenses of $2,540 and $3,000 in the three months ended September 30, 2006 and 2007, respectively, which, if included would have resulted in a period-to-period change of 8.6%.

        Net Service Revenue.    Our net service revenue increased 23.8% from $38.0 million for the three months ended September 30, 2006 to $47.0 million for the three months ended September 30, 2007. The impact of exchange rates resulted in approximately $1.0 million of this increase in revenues. For the three months ended September 30, 2006 and 2007, on-net, off-net and non-core revenues represented 72.4%, 21.8% and 5.8% and 80.2%, 16.5% and 3.3% of our net service revenues, respectively.

        Our on-net revenues increased 37.1% from $27.5 million for the three months ended September 30, 2006 to $37.6 million for the three months ended September 30, 2007. Our on-net revenues increased as we increased the number of our on-net customer connections by 51.8% from approximately 6,900 at September 30, 2006 to approximately 10,500 at September 30, 2007. On-net customer connections increased at a greater rate than on-net revenues due to a decline in the revenue per on-net customer connection. This decline is partly attributed to a shift in the customer connection mix. Due to the increase in the size of our sales force, we are now able to focus not only on customers who purchase high-bandwidth connections, as we have done historically, but also on customers who purchase lower-bandwidth connections. We expect to continue to focus our sales efforts on a broad mix of customers. Additionally, on-net customers who cancel their service, in general, have greater revenue per connection than new customers. These trends and an increase in customers receiving a discount for purchasing longer term contracts, resulted in lower revenue per on-net connection. We believe that our on-net revenues as a percentage of total revenues will continue to increase as we are allocating the majority of our sales and marketing resources toward obtaining additional on-net customers.

        Our off-net revenues decreased 6.5% from $8.3 million for the three months ended September 30, 2006 to $7.8 million for the three months ended September 30, 2007. Our off-net customer connections declined from approximately 3,400 at September 30, 2006 to approximately 3,000 at September 30, 2007. Our non-core revenues decreased 28.6% from $2.2 million for the three months ended September 30, 2006 to $1.6 million for the three months ended September 30, 2007. The number of our non-core customer connections declined from approximately 1,100 at September 30, 2006 to approximately 860 at September 30, 2007. We do not actively market these acquired non-core services and expect that the net service revenue associated with them will continue to decline.

        Network Operations Expenses.    Our network operations expenses, excluding equity-based compensation expense, increased 17.3% from $19.4 million for the three months ended September 30, 2006 to $22.7 million for the three months ended September 30, 2007. The increase is primarily attributable to an increase in costs related to our network and facilities expansion activities. The impact of exchange rates resulted in approximately $0.4 million of this increase in network operations expenses.

        Gross Profit.    Our gross profit, excluding equity-based compensation expense, increased 30.4% from $18.6 million for the three months ended September 30, 2006 to $24.3 million for the three months ended September 30, 2007. We determine gross profit by subtracting network operation expenses from our net service revenue (excluding equity-based compensation expense) and do not allocate depreciation and amortization expense to our network operations expense. The increase is primarily attributed to the increase in higher gross margin on-net revenues as a percentage of net service revenue. Our gross profit margin expanded from 49.0% for the three months ended September 30, 2006 to 51.6% for the three months ended September 30, 2007. Our gross profit has benefited from the limited incremental expenses associated with providing service to an increasing number of on-net customers and the decline in off-net revenues which carry a lower gross margin due to the associated leased circuit required to provide this service. Our gross profit margin may be impacted by the timing and amounts of disputed circuit costs and the additional costs of expanding our network and operating our existing network. We generally record disputed circuit costs amounts when billed by the vendor and reverse these amounts when the vendor credit has been received or the dispute has been otherwise resolved. We believe that our gross profit margin will continue to increase as we are allocating the majority of our sales and marketing resources toward obtaining additional on-net customers and as sales of these services generate higher gross profit margins than our off-net and non-core services.

        Selling, General, and Administrative Expenses.    Our SG&A expenses, excluding equity-based compensation expense, increased 6.5% from $11.7 million for the three months ended September 30, 2006 to $12.5 million for the three months ended September 30, 2007. SG&A expenses increased primarily from the increase in salaries and related costs required to support our expanding sales and marketing efforts. The impact of exchange rates resulted in approximately $0.3 million of this increase in SG&A expenses.

        Equity-based Compensation Expense.    Equity-based compensation expense is related to restricted stock and stock options. The total equity-based compensation expense increased 16.9% from $2.6 million for the three months ended September 30, 2006 to $3.1 million for the three months ending September 30, 2007. The increase is primarily attributed to the issuances of restricted stock to our employees in 2007. During 2007, we issued approximately 1.0 million shares of restricted stock to our employees. These grants were valued at our closing stock price on the date of grant and will vest over periods ranging from two to four years. These grants resulted in approximately $2.7 million in equity-based compensation expense for the three months ended September 30, 2007. The increase is partly offset by a $1.7 million decrease in equity-based compensation expense associated with the amortization of compensation expense for certain 2003 restricted stock grants which ended in August 2006 when these shares became fully vested.

        Depreciation and Amortization Expenses.    Our depreciation and amortization expense increased 11.8% from $14.9 million for the three months ended September 30, 2006 to $16.6 million for the three months ended September 30, 2007 primarily due to an increase in fixed assets.

        Gains on lease restructurings.    In September 2007, we entered into a settlement agreement under which we were released from our obligations under a lease agreement for an acquired unused facility. This settlement agreement resulted in a gain of approximately $2.1 million recorded as a gain under lease restructurings and settlements during the three months ended September 30, 2007. In September 2006, Cogent Spain negotiated modifications to an IRU capital lease that reduced its quarterly IRU lease payments and extended the lease term. The modification to this IRU capital lease resulted in a gain of approximately $0.3 million recorded in the three months ended September 30, 2006.

        Net Loss.    Our net loss was $11.9 million for the three months ended September 30, 2006 as compared to a net loss of $5.4 million for the three months ended September 30, 2007. Our net loss decreased by $6.4 million as a result of a $5.6 million increase in our gross margin, a $1.9 million reduction in net interest expense and other expenses and a $1.9 million increase in gains on lease restructurings, partly offset by a $0.8 million increase in SG&A expenses and a $1.7 million increase in depreciation and amortization expenses.

        Buildings On-net.    As of September 30, 2006 and 2007 we had a total of 1,094 and 1,189 on-net buildings connected to our network, respectively.

Nine months Ended September 30, 2006 Compared to the Nine months Ended September 30, 2007

        The following summary table presents a comparison of our results of operations for the nine months ended September 30, 2006 and 2007 with respect to certain key financial measures. The comparisons illustrated in the table are discussed in greater detail below.

	Nine months ended September 30,
			Percent Change
	2006	2007
	(in thousands)
Net service revenue	$108,556	$135,698	25.0%
Network operations expenses (1)	59,766	65,153	9.0%
Gross profit (2)	48,790	70,545	44.6%
Selling, general, and administrative expenses (3)	34,128	37,699	10.5%
Equity-based compensation expense	9,490	7,146	(24.7)%
Depreciation and amortization expenses	43,679	48,865	11.9%
Gains on lease restructurings	255	2,110	727.5%
Net loss	(43,786)	(24,019)	45.1%

(1)
Excludes equity-based compensation expenses of $285 and $143 in the nine months ended September 30, 2006 and 2007, respectively, which, if included would have resulted in a period-to-period change of 8.7%.

(2)
Excludes equity-based compensation expenses of $285 and $143 in the nine months ended September 30, 2006 and 2007, respectively, which, if included would have resulted in a period-to-period change of 45.1%.

(3)
Excludes equity-based compensation expenses of $9,205 and $7,003 in the nine months ended September 30, 2006 and 2007, respectively, which, if included would have resulted in a period-to-period change of 3.2%.

        Net Service Revenue.    Our net service revenue increased 25.0% from $108.6 million for the nine months ended September 30, 2006 to $135.7 million for the nine months ended September 30, 2007. The impact of exchange rates resulted in approximately $2.5 million of this increase in revenues. For the nine months ended September 30, 2006 and 2007, on-net, off-net and non-core revenues represented 69.4%, 23.9% and 6.7% and 78.2%, 17.8% and 4.0% of our net service revenues, respectively.

        Our on-net revenues increased 40.9% from $75.3 million for the nine months ended September 30, 2006 to $106.1 million for the nine months ended September 30, 2007. Our on-net revenues increased as we increased the number of our on-net customer connections by 51.8% from approximately 6,900 at September 30, 2006 to approximately 10,500 at September 30, 2007. On-net customer connections increased at a greater rate than on-net revenues due to a decline in the revenue per on-net customer connection. This decline is partly attributed to a shift in the customer connection mix. Due to the increase in the size of our sales force, we are now able to focus not only on customers who purchase high-bandwidth connections, as we have done historically, but also on customers who purchase lower-bandwidth connections. We expect to continue to focus our sales efforts on a broad mix of customers. Additionally, on-net customers who cancel their service, in general, have greater revenue per connection than new customers. These trends and an increase in customers receiving a discount for purchasing longer term contracts, resulted in lower revenue per on-net connection. We believe that our on-net revenues as a percentage of total revenues will continue to increase as we are allocating the majority of our sales and marketing resources toward obtaining additional on-net customers.

        Our off-net revenues decreased 7.1% from $26.0 million for the nine months ended September 30, 2006 to $24.2 million for the nine months ended September 30, 2007. Our off-net customer connections declined from approximately 3,400 at September 30, 2006 to approximately 3,000 at September 30, 2007. Our non-core revenues decreased 25.0% from $7.3 million for the nine months ended September 30, 2006 to $5.5 million for the nine months ended September 30, 2007. The number of our non-core customer connections declined from approximately 1,100 at September 30, 2006 to approximately 860 at September 30, 2007. We do not actively market these acquired non-core services and expect that the net service revenue associated with them will continue to decline.

        Network Operations Expenses.    Our network operations expenses, excluding equity-based compensation expense, increased 9.0% from $59.8 million for the nine months ended September 30, 2006 to $65.2 million for the nine months ended September 30, 2007. The increase is primarily attributable to an increase in costs related to our network and facilities expansion activities. The impact of exchange rates resulted in approximately $1.1 million of this increase in network operations expenses.

        Gross Profit.    Our gross profit, excluding equity-based compensation expense, increased 44.6% from $48.8 million for the nine months ended September 30, 2006 to $70.5 million for the nine months ended September 30, 2007. We determine gross profit by subtracting network operation expenses from our net service revenue (excluding equity-based compensation expense) and do not allocate depreciation and amortization expense to our network operations expense. The increase is primarily attributed to the increase in higher gross margin on-net revenues as a percentage of net service revenue. Our gross profit margin expanded from 44.9% for the nine months ended September 30, 2006 to 52.0% for the nine months ended September 30, 2007. Our gross profit has benefited from the limited incremental expenses associated with providing service to an increasing number of on-net customers and the decline in off-net revenues which carry a lower gross margin due to the associated leased circuit required to provide this service. Our gross profit margin may be impacted by the timing and amounts of disputed circuit costs and the additional costs of expanding our network and operating our existing network. We generally record disputed circuit costs amounts when billed by the vendor and reverse these amounts when the vendor credit has been received or the dispute has been otherwise resolved. We believe that our gross profit margin will continue to increase as we are allocating the majority of our sales and marketing resources toward obtaining additional on-net customers and as sales of these services generate higher gross profit margins than our off-net and non-core services.

        Selling, General, and Administrative Expenses.    Our SG&A expenses, excluding equity-based compensation expense, increased 10.5% from $34.1 million for the nine months ended September 30, 2006 to $37.7 million for the nine months ended September 30, 2007. SG&A expenses increased primarily from the increase in salaries and related costs required to support our expanding sales and marketing efforts. The impact of exchange rates resulted in approximately $0.9 million of this increase in SG&A expenses.

        Equity-based Compensation Expense.    Equity-based compensation expense is related to restricted stock and stock options. The total equity-based compensation expense decreased 24.7% from $9.5 million for the nine months ended September 30, 2006 to $7.1 million for the nine months ending September 30, 2007. The decrease is primarily attributed to a $6.8 million decrease in equity-based compensation expense associated with the amortization of compensation expense for certain 2003 restricted stock grants which ended in August 2006 when these shares became fully vested. The decrease was partly offset by compensation expense from grants of restricted stock made in the in the nine months ended September 30, 2007. In January 2007, we granted 51,250 shares of restricted stock to our non-management directors. These grants were valued at our closing price on the date of grant, were fully vested upon grant, and resulted in approximately $0.9 million of compensation expense during the nine months ended September 30, 2007. During the nine months ended September 30, 2007, we issued approximately 1.0 million shares of restricted stock to our employees. These grants were valued at our closing stock price on the date of grant and will vest over periods ranging from two to four years. These grants resulted in approximately $4.5 million in equity based compensation expense for the nine months ended September 30, 2007.

        Depreciation and Amortization Expenses.    Our depreciation and amortization expense increased 11.9% from $43.7 million for the nine months ended September 30, 2006 to $48.9 million for the nine months ended September 30, 2007 primarily due to an increase in fixed assets.

        Gains on Lease Restructurings.    In September 2007, we entered into a settlement agreement under which we were released from our obligations under a lease agreement for an acquired unused facility. This settlement agreement resulted in a gain of approximately $2.1 million recorded as a gain under lease restructurings and settlements during the nine months ended September 30, 2007. In September 2006, Cogent Spain negotiated modifications to an IRU capital lease that reduced its quarterly IRU lease payments and extended the lease term. The modification to this IRU capital lease resulted in a gain of approximately $0.3 million recorded in the nine months ended September 30, 2006.

        Net Loss.    Our net loss was $43.8 million for the nine months ended September 30, 2006 as compared to a net loss of $24.0 million for the nine months ended September 30, 2007. Our net loss decreased by $19.8 million as a result of a $21.8 million increase in our gross margin, a $2.6 million reduction in net interest expense and other, a $2.3 million reduction in equity based compensation expense and a $1.9 million increase in gains on lease restructurings partly offset by a $3.6 million increase in SG&A expenses and a $5.2 million increase in depreciation and amortization expenses.

        Buildings On-net.    As of September 30, 2006 and 2007 we had a total of 1,094 and 1,189 on-net buildings connected to our network, respectively.

Liquidity and Capital Resources

        In assessing our liquidity, management reviews and analyzes our current cash balances on-hand, short-term investments, accounts receivable, accounts payable, capital expenditure commitments, and required capital lease and debt payments and other obligations.

Cash Flows

        The following table sets forth our consolidated cash flows for the nine months ended September 30, 2006 and nine months ended September 30, 2007.

	Nine months ended September 30,
	2006	2007
	(in thousands)
Net cash provided by operating activities	$4,825	$35,169
Net cash used in investing activities	(16,645)	(26,661)
Net cash provided by financing activities	30,523	128,666
Effect of exchange rates on cash	428	425

Net increase in cash and cash equivalents during period	$19,131	$137,599

        Net Cash Provided by Operating Activities.    Our primary sources of operating cash are receipts from our customers who are billed on a monthly basis for our services. Our primary uses of operating cash are payments made to our vendors and employees. Net cash provided by operating activities was $4.8 million for the nine months ended September 30, 2006 compared to net cash provided by operating activities of $35.2 million for the nine months ended September 30, 2007. The increase in cash provided by operating activities is due to an increase in our operating profit and an improvement in the changes in operating assets and liabilities from a use of cash of $5.9 million for the nine months ended September 30, 2006 to an increase of cash of $4.0 million for the nine months ended September 30, 2007.

        Net Cash Used In Investing Activities.    Net cash used in investing activities was $16.6 million for the nine months ended September 30, 2006 and $26.7 million for the nine months ended September 30, 2007. Our primary use of investing cash for the nine months ended September 30, 2006 was $17.9 million for the purchases of property and equipment. Our primary source of investing cash for the nine months ended September 30, 2006 was $1.2 million from the maturities of short-term investments. Our primary use of investing cash for the nine months ended September 30, 2007 was $26.1 million for the purchases of property and equipment and $0.6 million for the purchase of short-term investments. The increase in purchases of property and equipment from the nine months ended September 30, 2006 to the nine months ended September 30, 2007 is primarily due to our network expansion activities.

        Net Cash Used In Financing Activities.    Net cash provided by financing activities was $30.5 million for the nine months September 30, 2006. Net cash provided by financing activities was $128.7 million for the nine months September 30, 2007. Our primary use of financing cash for the nine months ended September 30, 2006 was $6.1 million of principal payments under our capital lease obligations. Our primary use of financing cash for the nine months ended September 30, 2007 was $51.9 million for the purchase of shares of our common stock, $10.2 million for the repayment of our convertible subordinated notes on their June 15, 2007 maturity date and $5.5 million of principal payments under our capital lease obligations. Our primary source of financing cash for the nine months ended

September 30, 2006 was $36.5 million of net proceeds from a public offering of common stock. Our primary source of financing cash for the nine months ended September 30, 2007 was $195.5 million of proceeds from the issuance of our 1.00% Convertible Senior Notes and $1.1 million of proceeds from the exercises of stock options.

Cash Position and Indebtedness

        Our total cash and cash equivalents and short-term investments were $180.9 million at September 30, 2007. Our total indebtedness, net of discount, at September 30, 2007 was $286.6 million. Our total indebtedness includes $90.9 million of capital lease obligations for dark fiber primarily under 15-25 year IRUs, of which approximately $7.3 million is considered a current liability. These capital lease obligations will be paid over a weighted average remaining term of approximately twelve years.

$50.0 Million Share Buyback Program

        In August 2007, our board of directors approved a common stock buyback program (the "Buyback Program"). Under the Buyback Program we are authorized to purchase up to $50.0 million of our common stock prior to December 31, 2008. In September 2007, we purchased approximately 194,000 shares of our common stock for approximately $4.4 million under the Buyback Program. These common shares were subsequently retired. Of the total $4.4 million commitment $1.8 million was paid in September 2007 and $2.6 million was paid in October 2007.

Convertible Senior Notes

        In June 2007, we issued 1.00% Convertible Senior Notes (the "Notes") due June 15, 2027, for an aggregate principal amount of $200.0 million in a private offering for resale to qualified institutional buyers pursuant to SEC Rule 144A. The Notes are unsecured and bear interest at 1.00% per annum. The Notes will rank equally with any future senior debt and senior to any future subordinated debt and will be effectively subordinated to all of our subsidiary's existing and future liabilities and to any secured debt that we may issue to the extent of the value of the collateral. Interest is payable in cash semiannually in arrears on June 15 and December 15, of each year, beginning on December 15, 2007. We received proceeds of approximately $195.5 million after deducting the original issue discount of 2.25%. We used $10.6 million of the proceeds to repay principal and accrued interest on our existing convertible subordinated notes on June 15, 2007 and approximately $50.1 million to repurchase approximately 1.8 million shares of our common stock. These 1.8 million common shares were subsequently retired. We intend to use the remaining proceeds for general corporate purposes and to fund the Buy-back Program.

        The Notes are convertible into shares of our common stock at an initial conversion price of $49.18 per share, or 20.3355 shares for each $1,000 principal amount of Notes, subject to adjustment for certain events as set forth in the indenture. Upon conversion of the Notes, we will have the right to deliver shares of our common stock, cash or a combination of cash and shares of our common stock. The Notes are convertible (i) during any fiscal quarter after the fiscal quarter ending September 30, 2007, if the closing sale price of our common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter exceeds 130% of the conversion price in effect on the last trading day of the immediately preceding fiscal quarter, or (ii) specified corporate transactions occur, or (iii) the trading price of the Notes falls below a certain threshold, or (iv) if we call the Notes for redemption, or (v) on or after April 15, 2027 until maturity. In addition, following specified corporate transactions, we will increase the conversion rate for holders who elect to convert Notes in connection with such corporate transactions, provided that in no event may the shares issued upon conversion, as a result of adjustment or otherwise, result in the issuance of more than 35.5872 common shares per $1,000 principal amount, or approximately 7.1 million shares. The Notes include an "Irrevocable Election of Settlement" whereby we may choose, in our sole discretion, and without the consent of the holders of the Notes, to waive our right to settle the conversion feature in either cash or stock or in any combination at our option.

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

Convertible Subordinated Notes

        Our $10.2 million 7.50% convertible subordinated notes were due on June 15, 2007. These notes and accrued interest were paid on June 15, 2007 with part of the proceeds from the Notes.

Contractual Obligations and Commitments

        For our contractual obligations and commitments see Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our annual report on Form 10-K for the year ended December 31, 2006. The long-term debt component of our contractual obligations and commitments has changed materially since December 31, 2006 due to the issuance of our Convertible Senior Notes. The terms of our Convertible Senior Notes are described above.

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

Critical Accounting Policies and Significant Estimates

        Management believes that as of September 30, 2007, there have been no material changes to our critical accounting policies and significant estimates from those listed in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations of our annual report on Form 10-K for the year ended December 31, 2006, except as noted below:

  •
  We evaluated the embedded conversion option of our 1.00% Convertible Senior Notes (the "Notes") in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", EITF Issue No. 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company's Own Stock" and EITF Issue No. 01-6 "The Meaning of Indexed to a Company's Own Stock", and concluded that the embedded conversion option contained within the Notes should not be accounted for separately because the conversion option is indexed to our common stock and would be classified within stockholders' equity, if issued on a standalone basis.

  •
  We evaluated the terms of the Notes for a beneficial conversion feature in accordance with EITF No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF No. 00-27, "Application of Issue 98-5 to Certain Convertible Instruments" and concluded that there was no beneficial conversion feature at the commitment date based on the conversion rate of the Notes relative to the commitment date stock price. We will continue to evaluate potential future beneficial conversion charges based upon potential future triggering conversion events.

Recent accounting pronouncements

        In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157"). The objective of the statement is to define fair value, establish a framework for measuring fair value and expand disclosures about fair value measurements. SFAS 157 will be effective for interim and annual reporting periods beginning after November 15, 2007. We have not yet assessed the impact of this statement on our financial statements.

        In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 will be effective for the first fiscal year that begins after November 15, 2007. We have not yet determined whether we will adopt the alternatives provided in this statement.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        For quantitative and qualitative disclosures about market risk see Item 7A "Quantitative and Qualitative Disclosures About Market Risk," of our annual report on Form 10-K for the year ended December 31, 2006. Our exposures to market risk have not changed materially since December 31, 2006.

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

PART II OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

        We are involved in legal proceedings in the normal course of our business that we do not expect to have a material impact on our operations or results of operations. The more significant of these proceedings are discussed in Note 5 of our interim condensed consolidated financial statements.

ITEM 1A.    RISK FACTORS

We need to retain existing customers and continue to add new customers in order to become profitable and remain cash flow positive.

        In order to become profitable and remain consistently cash flow positive, we need to both retain existing customers and continue to add a large number of new customers. The precise number of additional customers required for us to become profitable and remain consistently cash flow positive is dependent on a number of factors, including the turnover of existing customers and the revenue mix among customers. We may not succeed in adding customers if our sales and marketing plan is unsuccessful. In addition, many of our target customers are existing businesses that are already purchasing Internet access services from one or more providers, often under a contractual commitment, and it has been our experience that such target customers are often reluctant to switch providers due to costs associated with switching providers. Further, as some of our customers grow larger they may decide to build or otherwise acquire their own Internet networks. While no single customer accounted for more than approximately 2.7% of our revenues for the nine months ended September 30, 2007, a migration of a few very large Internet users to their own networks could impair our growth.

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

        Our plan for growth requires that we add carrier neutral data centers and other building to our network. We may be unsuccessful at identifying appropriate carrier neutral data centers and buildings or negotiating favorable terms for acquiring access to such locations, and consequently, may experience difficulty in adding customers to our network and fully using the network's capacity.

We depend upon our key employees and may be unable to attract or retain sufficient qualified personnel.

        Our future performance depends upon the continued contribution of our executive management team and other key employees, in particular, our Chairman and Chief Executive Officer, Dave Schaeffer. As founder of our company, Mr. Schaeffer's knowledge of our business combined with his engineering background and industry experience make him particularly well-suited to lead our company.

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

Our business could suffer because telephone companies and cable companies may provide better delivery of Internet content originating on their own networks.

        Broadband connections provided by cable TV and telephone companies have become the predominant means by which consumers connect to the Internet. The providers of these broadband connections may treat Internet content delivered from different sources differently. The possibility of this has been characterized as an issue of "net neutrality." As many of our customers operate websites and services that deliver content to consumers our ability to sell our services would be hurt if Internet content delivered by us was less easily received by consumers than Internet content delivered by others.

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

        Since we initiated operations in 2000, we have generated operating losses and these losses may continue for the foreseeable future. In 2005 we had an operating loss of $62.1 million, in 2006 we had an operating loss of $46.6 million and in the nine months ended September 30, 2007 we had an operating loss of $23.2 million. As of September 30, 2007, we had an accumulated deficit of $289.0 million. Continued losses may prevent us from pursuing our strategies for growth or may require us to seek unplanned additional capital and could cause us to be unable to meet our debt service obligations, capital expenditure requirements or working capital needs.

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

        As we continue to expand our business outside of the U.S., our success will depend, in part, on our ability to anticipate and effectively manage these and other risks. Our failure to manage these risks and grow our operations outside of the U.S., may have a material adverse effect on our business and results of operations.

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

We may have difficulty intercepting communications as required by the U.S. Communications Assistance for Law Enforcement Act.

        The U.S. Communications Assistance for Law Enforcement Act requires that we be able to intercept communications when required to do so by law enforcement agencies. We may experience difficulties and incur significant costs in complying with the law. If we are unable to comply with the laws we could be subject to fines of up to $1 million per event and other penalties.

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

We may not be able to expand into new markets due to the unavailability of dark fiber.

        Our ability to expand our network into new markets or within existing markets deemed strategic to our business is dependent on our ability to acquire the right to use optical fiber to serve these strategic locations. We acquire such fiber from other carriers that have constructed or are constructing optical fiber networks. If we can not acquire dark fiber in certain geographical areas because it is unavailable or too expensive we will be unable to expand into those areas and our ability to geographically expand our business will be reduced.

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

        We face significant competition from incumbent carriers, Internet service providers and facilities- based network operators. Relative to us, many of these providers have significantly greater financial resources, more well-established brand names, larger customer bases, and more diverse strategic plans and service offerings.

        Intense competition from these traditional and new communications companies has led to declining prices and margins for many communications services, and we expect this trend to continue as competition intensifies in the future. Decreasing prices for high-speed Internet services have somewhat diminished the competitive advantage that we have enjoyed as a result of our service pricing.

        Our competitors may also introduce new technology or services that make our services less attractive to potential customers. For example, some providers are introducing a new version of the Internet protocol (Ipv6) that we do not plan to introduce at this time. If this protocol becomes important to Internet users our ability to compete may be lessened or we may have to incur additional costs in order to accommodate this technology.

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

        Following an acquisition, we have experienced a decline in revenue attributable to acquired customers as these customers' contracts have expired and they have entered into standard Cogent customer contracts at generally lower rates or have chosen not to renew service with us. We anticipate that we will experience similar declines with respect to customers we may acquire.

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

        Much of the law related to the liability of Internet service providers remains unsettled. For example, many jurisdictions have adopted laws related to unsolicited commercial email or "spam" in the last several years. Other legal issues, such as the sharing of copyrighted information, transborder data flow, universal service, and liability for software viruses could become subjects of additional legislation and legal development. We cannot predict the impact of these changes on us. Regulatory changes could have a material adverse effect on our business, financial condition or results of operations.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

        On August 14, 2007, we announced that on August 14, 2007 our Board of Directors had authorized a plan to permit the repurchase of up to $50 million of our common stock in negotiated and open market transactions through December 31, 2008. As of September 30, 2007, we had purchased 193,989 shares of our common stock pursuant to this authorization for an aggregate of $4,436,398; approximately $45,563,602 remained available for such negotiated and open market transactions concerning our common stock. We may purchase shares from time to time depending on market, economic, and other factors. The authorization will continue unless withdrawn by the Board of Directors.

        The following table summarizes our common stock repurchases during the third quarter of 2007 made pursuant to this authorization. During the quarter, we did not purchase shares outside of this program, and all purchases were made by or on behalf of the Company and not by any "affiliated purchaser" (as defined by Rule 10b-18 of the Securities Exchange Act of 1934).

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or (Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2007	N/A	N/A	N/A	N/A
August 1-13, 2007	N/A	N/A	N/A	N/A
August 14-31, 2007	—	—	—	$50,000000
September 1-30, 2007	193,989	$22.85	193,989	$45,563,602

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None

ITEM 6.    EXHIBITS.

  (a)
  Exhibits

Exhibit Number	Description
3.1	Amended and Restated Bylaws in effect from September 17, 2007
31.1	Certification of Chief Executive Officer pursuant of Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer pursuant of Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith)
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith)
  (b)
  Reports on Form 8-K.

        During the three months ended September 30, 2007, the Company filed three reports on Form 8-K containing the following information and filed on the following dates:

Date	Description
August 7, 2007	We issued a press release summarizing our financial results for the quarter ended June 30, 2007.
August 14, 2007	We issued a press release announcing that our Board of Directors had authorized a plan to permit the repurchase of up to $50 million of shares of our common stock in negotiated and open market transactions through December 31, 2008.
September 19, 2007	We adopted an amendment to our bylaws to permit direct registration of our stock as required by NASDAQ stock exchange listing rules.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2007	COGENT COMMUNICATIONS GROUP, INC.
	By:	/s/ DAVID SCHAEFFER Name: David Schaeffer Title: Chairman of the Board and Chief Executive Officer
Date: November 8, 2007	By:	/s/ THADDEUS G. WEED Name: Thaddeus G. Weed Title: Chief Financial Officer (Principal Accounting Officer)