Form 10-K
period 2007-12-31
COGENT COMMUNICATIONS GROUP INC
filed 2008-02-27
CIK 1158324

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from to

Commission file number 1-31227

COGENT COMMUNICATIONS GROUP, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	52-2337274
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
1015 31 st Street N.W. Washington, D.C. (Address of Principal Executive Offices)	20007 (Zip Code)

(202) 295-4200
Registrant's Telephone Number, Including Area Code

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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

        The number of shares outstanding of the issuer's common stock, par value $0.001 per share, as of February 15, 2008 was 47,912,864.

        The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing price of $29.87 per share on June 29, 2007 as reported by the NASDAQ Global Select Market was approximately $1.3 billion.

COGENT COMMUNICATIONS GROUP, INC.
FORM 10-K ANNUAL REPORT

FOR THE YEAR ENDED DECEMBER 31, 2007

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's definitive proxy statement for the registrant's 2008 annual shareholders meeting are incorporated by reference in Part III of this Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This report may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future results and events. You can identify these forward-looking statements by our use of words such as "anticipates," "believes," "continues," "expects," "intends," "likely," "may," "opportunity," "plans," "potential," "project," "will," and similar expressions to identify forward-looking statements, whether in the negative or the affirmative. We cannot guarantee that we actually will achieve these plans, intentions or expectations. These forward-looking statements are subject to risks, uncertainties and other factors, some of which are beyond our control, which could cause actual results to differ materially from those forecasts or anticipated in such forward-looking statements.

        You should not place undue reliance on these forward-looking statements, which reflect our view only as of the date of this report. We undertake no obligation to update these statements or publicly release the result of any revisions to these statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

PART I

ITEM 1.    BUSINESS

Overview

        We are a leading facilities-based provider of low-cost, high-speed Internet access and Internet Protocol, or IP, communications services. Our network is specifically designed and optimized to transmit data using IP. We deliver our services to small and medium-sized businesses, communications service providers and other bandwidth-intensive organizations through approximately 15,000 customer connections in North America and Europe.

        Our primary on-net service is Internet access at a speed of 100 Megabits per second, much faster than typical Internet access currently offered to businesses. We offer this on-net service exclusively through our own facilities, which run all the way to our customers' premises. Because of our integrated network architecture, we are not dependent on local telephone companies to serve our on-net customers. Our typical customers in multi-tenant office buildings are law firms, financial services firms, advertising and marketing firms and other professional services businesses. We also provide on-net Internet access to certain bandwidth-intensive users such as universities, other ISPs and commercial content providers at speeds of up to ten Gigabits per second. For the years ended December 31, 2007, 2006 and 2005 our on-net customers generated 79.0%, 70.6% and 57.9%, respectively, of our total net service revenue.

        In addition to providing our on-net services, we also provide Internet connectivity to customers that are not located in buildings directly connected to our network. We serve these off-net customers using other carriers' facilities to provide the "last mile" portion of the link from our customers' premises to our network. For the years ended December 31, 2007, 2006 and 2005, our off-net customers generated 17.3%, 23.1%, and 33.0%, respectively, of our total net service revenue.

        Non-core services are those services we acquired and continue to support but do not actively sell. For the years ended December 31, 2007, 2006 and 2005, non-core services generated 3.7% and 6.3% and 9.1%, respectively, of our total net service revenue.

        We also operate 34 data centers comprising approximately 300,000 square feet throughout North America and Europe that allow customers to co-locate their equipment and access our network.

Competitive Advantages

        We believe we address many of the IP data communications needs of small and medium-sized businesses, communications service providers and other bandwidth-intensive organizations by offering them high-quality Internet service at attractive prices.

        Low Cost of Operation.    We offer a streamlined set of products on an integrated network that operates on a single protocol. Our network design allows us to avoid many of the costs associated with circuit-switched networks related to provisioning, monitoring and maintaining multiple transport protocols. We believe that our low cost of operation gives us greater pricing flexibility and an advantage in a competitive environment characterized by falling Internet access prices.

        Independent Network.    Our on-net service does not rely on infrastructure controlled by local incumbent telephone companies. We provide the entire network, including the last mile and the in-building wiring to the customer's suite. This gives us more control over our service, quality and pricing and allows us to provision services more quickly and efficiently. We are typically able to activate customer services in one of our on-net buildings in fewer than ten days.

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

        Experienced Management Team.    Our senior management team is composed of seasoned executives with extensive expertise in the telecommunications industry as well as knowledge of the markets in which we operate. The members of our senior management team have an average of over 20 years of experience in the telecommunications industry. Our senior management team has designed and built our network and led the integration of our network assets, customers and service offerings we acquired through 13 acquisitions.

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

        Focus on Providing Low-Cost, High-Speed Internet Access and IP Connectivity.    We intend to further load our high-capacity network to respond to the growing demand for high-speed Internet service generated by bandwidth-intensive applications such as streaming media, online gaming, video, voice over IP (VOIP), remote data storage, distributed computing and virtual private networks. We intend to do so by continuing to offer our high-speed and high capacity services at competitive prices.

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

Our Network

        Our network is comprised of in-building riser facilities, metropolitan optical networks, metropolitan traffic aggregation points and inter-city transport facilities. We believe that we deliver a high level of technical performance because our network is optimized for IP traffic. We believe that our network is more reliable and delivers IP traffic at lower cost than networks built as overlays to traditional circuit-switched telephone networks.

        Our network serves 100 metropolitan markets in North America and Europe and encompasses:

  •
  over 900 multi-tenant office buildings strategically located in commercial business districts;

  •
  over 300 carrier-neutral Internet aggregation facilities, data centers and single-tenant buildings;

  •
  over 250 intra-city networks consisting of over 10,400 fiber miles;

  •
  an inter-city network of more than 26,900 fiber route miles; and

  •
  multiple leased high-capacity transatlantic circuits connecting the North American and European portions of our network.

        We have created our network by acquiring optical fiber from carriers with large amounts of unused fiber and directly connecting Internet routers to our existing optical fiber national backbone. We have expanded our network through key acquisitions of financially distressed companies or their assets at a significant discount to their original cost. Due to our network design and acquisition strategy, we believe we are positioned to grow our revenue and increase profitability with limited incremental capital expenditures. We expect our 2008 capital expenditure rate to be similar to the rate we experienced in 2007.

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

Intra-city Networks

        In each metropolitan area in which we provide high-speed on-net Internet access service, our backbone network is connected to a router connected to one or more of our metropolitan optical networks. We create our intra-city networks by obtaining the right to use optical fiber from carriers with large amounts of dark fiber. These metropolitan networks consist of optical fiber that runs from the central router in a market into routers located in our on-net buildings. In most cases the metropolitan fiber runs in a ring architecture, which provides redundancy so that if the fiber is cut, data can still be transmitted to the central router by directing traffic in the opposite direction around the ring. The router in the building provides a connection to each on-net customer.

        Within the cities where we offer off-net Internet access service, we lease circuits from telecommunications carriers, primarily local telephone companies, to provide the last mile connection to the customer's premises. Typically, these circuits are aggregated at various locations in those cities onto higher-capacity leased circuits that ultimately connect the local aggregation route to our network.

In-Building Networks

        In office buildings where we provide service to multiple tenants we connect our routers to a cable containing 12 to 288 optical fiber strands that typically run from our equipment in the basement of the building through the building riser to the customer location. Service for customers is initiated by connecting a fiber optic cable from a customer's local area network to the infrastructure in the building riser. The customer then has dedicated and secure access to our network using an Ethernet connection. We believe that Ethernet is the lowest cost network connection technology and is used almost universally for the local area networks that businesses operate.

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

        Peering agreements between ISPs are necessary in order for them to exchange traffic. Without peering agreements, each ISP would have to buy Internet access from every other ISP in order for its customer's traffic, such as email, to reach and be received from customers of other ISPs. We are considered a Tier 1 ISP and, as a result, we have settlement-free peering arrangements with most other providers. This allows us to exchange traffic with those ISPs without payment by either party. In such arrangements, each party exchanging traffic bears its own cost of delivering traffic to the point at which it is handed off to the other party. We also engage in public peering arrangements in which each party also pays a fee to the owner of routing equipment that operates as the central exchange for all the participants. We do not treat our settlement-free peering arrangements as generating revenue or expense related to the traffic exchanged. Where we do not have settlement-free peering connection with an ISP, we exchange traffic through an intermediary, whereby such intermediary receives payment from us. Currently, less than 1% of our traffic is handled this way.

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

        We offer on-net services in 100 metropolitan markets. We serve over 1,200 buildings of which more than 1,050 are located in North America with the remainder located in Europe. Our most popular on-net service in North America is our Fast Ethernet service, which provides Internet access at 100 megabits per second. We typically offer our Fast Ethernet (Internet access) service to our small and medium-sized business customers at $1,000 a month for month-to-month service. We offer lower prices for longer term commitments—typically $900 per month for a one year term and $800 per month for a two year term. We also offer Internet access services at higher speeds of up to ten Gigabits per second. These services are generally used by customers that have businesses, such as web hosting, that are Internet based and are generally delivered at data centers and carrier hotels. We believe that, on a per-Megabit basis, this service offering is one of the lowest priced in the marketplace. We also offer colocation services in 34 locations in North America and Europe. This service offers Internet access combined with rack space and power in a Cogent facility, allowing the customer to locate a server or other equipment at that location and connect to our Internet service. Our final on-net service offering is our "Point-to-Point" or "Layer 2" service. These point-to-point connections span North America and Europe and allow customers to connect geographically dispersed local area networks in a seamless manner. We emphasize the sale of on-net services because we believe that we have a competitive advantage in providing these services and our sales of these services generate higher gross profit margins.

        We offer off-net services to customers not located in our on-net buildings. These services are provided in the metropolitan markets in North America and Europe in which we offer on-net services and in approximately 5 additional markets. These services are generally provided to small and medium-sized businesses in approximately 2,700 off-net buildings. A significant amount of our off-net revenues were acquired revenues, which have historically churned at a greater rate than our on-net revenues. We expect the revenue from these off-net services to grow at a slower rate than our on-net revenues.

        We support certain non-core services assumed with certain of our acquisitions. These services include our managed modem service, voice services in Toronto, Canada, and legacy point-to-point services. Our managed modem service is offered to larger businesses and other Internet service providers that serve individuals that dial in to the Internet. The business or ISP is our customer for this service. Individuals make use of the dial-in access through arrangements with the business or ISP. We expect the revenue from these non-core services to decline. We do not actively sell these services and expect the growth of our on-net Internet services to compensate for this loss.

Sales and Marketing

        Sales.    We employ a direct sales and marketing approach. As of February 1, 2008, our sales force included 204 full-time employees. Our outside direct sales personnel work through direct face-to-face contact with potential customers in, or intending to locate in, on-net buildings. Through agreements with building owners, we are able to initiate and maintain personal contact with our customers by staging various promotional and social events in our on-net buildings. Direct sales personnel are compensated with a base salary plus quota-based commissions and incentives. We use a customer relationship management system to efficiently track activity levels and sales productivity.

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

Competition

        We face competition from incumbent carriers, Internet service providers and facilities-based network operators, many of whom are much larger than us, have significantly greater financial resources, better-established brand names and large, existing installed customer bases in the markets in which we compete. We also face competition from other new entrants to the communications services market. Many of these companies offer products and services that are similar to our products and services, and we expect the level of competition to intensify in the future. Unlike some of our competitors, we do not have title to most of the dark fiber that makes up our network. Our interests in that dark fiber are in the form of long-term leases or IRUs obtained from their titleholders. We rely on the maintenance of such dark fiber to provide our on-net services to customers. We are also dependent on third-party providers, some of whom are our competitors, for the provision of connections to our off-net customers.

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

Regulation

        In the United States, the Federal Communications Commission (FCC) regulates common carriers' interstate services and state public utilities commissions exercise jurisdiction over intrastate basic telecommunications services. Our Internet service offerings are not currently regulated by the FCC or any state public utility commission. However, we may become subject to regulation in the U.S. at the federal and state levels and in other countries. The offerings of many of our competitors and vendors, especially incumbent local telephone companies, are subject to direct federal and state regulations. These regulations change from time to time in ways that are difficult for us to predict.

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

        Our European subsidiaries operate in a more highly regulated environment for the types of services they provide. In many European countries, a national license or a notice filed with a regulatory authority is required for the provision of data and Internet services. In addition, our subsidiaries operating in member countries of the European Union are subject to the directives and jurisdiction of the European Union. We believe that each of our subsidiaries has the necessary licenses to provide its services in the markets where it operates today. To the extent we expand our operations or service offerings in Europe or other new markets, we may face new regulatory requirements.

        The laws related to Internet telecommunications are unsettled and there may be new legislation and court decisions that may affect our services and expose us to liability.

Employees

        As of February 1, 2008, we had 431 employees. A union represents twenty-two of our employees in France. We believe that we have a satisfactory relationship with our employees.

Available Information

        We make available free of charge through our Internet website our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. The reports are made available through a link to the SEC's Internet website at www.sec.gov. You can find these reports and request a copy of our Code of Conduct on our website at www.cogentco.com under the "Investor Relations" link.

ITEM 1A.    RISK FACTORS

If our operations do not consistently produce positive cash flow to pay for our growth or meet our operating and financing obligations, and we are unable to otherwise raise additional capital to meet these needs, our ability to implement our business plan will be materially and adversely affected.

        We currently generate positive cash flow from our operations. If we acquire or invest in additional businesses, assets, services or technologies we may need to raise additional capital beyond that available from our cash flow. We may also face unforeseen capital requirements for new technology required to remain competitive or to comply with new regulatory requirements, for unforeseen maintenance of our network and facilities, and for other unanticipated expenses associated with running our business. In addition, if we do not retain existing customers or add new customers, our cash flow may be impaired and we may be required to raise additional funds through the issuance of debt or equity. We cannot assure you that we will have access to necessary capital, nor can we assure you that any such financing will be available on terms that are acceptable to our stockholders or us. If issuing equity securities raises additional funds, substantial dilution to existing stockholders may result.

We need to retain existing customers and continue to add new customers in order to become profitable and remain cash flow positive.

        In order to become profitable and remain consistently cash flow positive, we need to both retain existing customers and continue to add a large number of new customers. The precise number of additional customers required to become profitable and remain consistently cash flow positive is dependent on a number of factors, including the turnover of existing customers and the revenue mix among customers. We may not succeed in adding customers if our sales and marketing plan is unsuccessful. In addition, many of our target customers are existing businesses that are already purchasing Internet access services from one or more providers, often under a contractual commitment, and it has been our experience that such target customers are often reluctant to switch providers due to costs associated with switching providers. Further, as some of our customers grow larger they may decide to build their own Internet networks. While no single customer accounted for more than 2.7% of our 2007 revenues, a migration of a few very large Internet users to their own networks could impair our growth.

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

We may experience difficulties in implementing our expansion in Eastern Europe and may incur related unexpected costs and regulatory issues.

        In 2007, we began to expand our network into Eastern Europe. We may have difficulty in acquiring dark fiber and other difficulties in making our network operational in this region. The expansion may cost more that we have planned. We also may experience regulatory issues. Finally, we may be unsuccessful in selling our services in this region. If we are not successful in developing our market presence in Eastern Europe our operating results could be adversely impacted.

We may experience delays and additional costs in expanding our on-net buildings.

        Currently, we plan to increase our carrier-neutral facilities and other on-net buildings by approximately 100 buildings in 2008 from 1,217 at December 31, 2007. We may be unsuccessful at identifying appropriate buildings or negotiating favorable terms for acquiring access to such buildings, and consequently, may experience difficulty in adding customers to our network and fully using the network's capacity.

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

        Revenues generated by the customer contracts that we have acquired have accounted for a substantial portion of our historical growth in non-core and off-net service revenues. However, following an acquisition, we have experienced a decline in revenue attributable to acquired customers as these customers' contracts have expired and they have entered into standard Cogent customer contracts at generally lower rates or have chosen not to renew service with us. We anticipate that we will experience similar declines with respect to customers we have acquired or will acquire.

We depend upon our key employees and may be unable to attract or retain sufficient qualified personnel.

        Our future performance depends upon the continued contribution of our executive management team and other key employees, in particular, our Chairman and Chief Executive Officer, Dave Schaeffer. As founder of our company, Mr. Schaeffer's knowledge of our business and our industry combined with his deep involvement in every aspect of our operations and planning make him particularly well-suited to lead our company and difficult to replace.

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

        Broadband connections provided by cable TV and telephone companies have become the predominant means by which consumers connect to the Internet. The providers of these broadband connections may treat Internet content delivered from different sources differently. The possibility of this has been characterized as an issue of "net neutrality." As many of our customers operate websites and services that deliver content to consumers our ability to sell our services would be negatively impacted if Internet content delivered by us was less easily received by consumers than Internet content delivered by others.

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

  •
  exposure to additional regulatory and legal requirements, including import restrictions and controls, exchange controls, tariffs and other trade barriers;

  •
  difficulties in staffing and managing our foreign operations;

  •
  changes in political and economic conditions; and

  •
  exposure to additional and potentially adverse tax regimes.

        As we continue to expand our European and Canadian businesses, our success will depend, in part, on our ability to anticipate and effectively manage these and other risks. Our failure to manage these risks and grow our European and Canadian operations may have a material adverse effect on our business and results of operations.

Fluctuations in foreign exchange rates may adversely affect our financial position and results of operations.

        Our European and Canadian operations expose us to currency fluctuations and exchange rate risk. For example, while we record revenues and financial results from our European operations in euros, these results are reflected in our consolidated financial statements in U.S. dollars. Therefore, our reported results are exposed to fluctuations in the exchange rates between the U.S. dollar and the euro. We fund our euro-based operating expenses and associated cash flow requirements of our European operations, including IRU obligations, in U.S. dollars. Accordingly, in the event that the euro strengthens versus the dollar to a greater extent than we anticipate, the expenses and cash flow requirements associated with our European operations may be significantly higher in U.S.-dollar terms than planned.

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

Our network could suffer serious disruption if certain locations experience serious damage.

        There are certain locations through which a large amount of our Internet traffic passes. Examples are facilities in which we exchange traffic with other carriers, the facility through which our transatlantic traffic passes, and certain of our network hub sites. If any of these facilities were destroyed or seriously damaged a significant amount of our network traffic could be disrupted. Because of the large volume of traffic passing through these facilities our ability (and the ability of carriers with whom we exchange traffic) to quickly restore service would be challenged. There could be parts of our network or the networks of other carriers that could not be quickly restored or that would experience substantially reduced service for a significant time. If such a disruption occurs, our reputation could be negatively impacted which may cause us to lose customers and adversely affect our ability to attract new customers and our operating results.

If the information systems that we depend on to support our customers, network operations, sales, billing and financial reporting do not perform as expected, our operations and our financial results may be adversely affected.

        We rely on complex information systems to operate our network and support our other business functions. Our ability to track sales leads, close sales opportunities, provision services, bill our customers for those services and prepare our financial statements depends upon the effective integration of our various information systems. If our systems, individually or collectively, fail or do not perform as expected, our ability to process and provision orders, to make timely payments to vendors, to ensure that we collect revenue owed to us and prepare our financial statements would be adversely affected. Such failures or delays could result in increased capital expenditures, customer and vendor dissatisfaction, loss of business or the inability to add new customers or additional services, and prepare accurate and timely financial statements all of which would adversely affect our business and results of operations.

We have historically incurred operating losses and these losses may continue for the foreseeable future.

        Since we initiated operations in 2000, we have generated operating losses and these losses may continue for the foreseeable future. In 2005 we had an operating loss of $62.1 million, in 2006 we had an operating loss of $46.6 million and in 2007 we had an operating loss of $29.9 million. As of December 31, 2007, we had an accumulated deficit of $296.0 million. Continued losses may prevent us from pursuing our strategies for growth or may require us to seek unplanned additional capital and could cause us to be unable to meet our debt service obligations, capital expenditure requirements or working capital needs.

We may have difficulty intercepting communications as required by the U.S. Communications Assistance for Law Enforcement Act.

        The U.S. Communications Assistance for Law Enforcement Act requires that we be able to intercept communications when required to do so by law enforcement agencies. We may experience difficulties and incur significant costs in complying with the law. If we are unable to comply with the laws we could be subject to fines of up to $1.0 million per event and other penalties.

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

        Our business depends upon access to customers in carrier neutral colocation centers, which are facilities in which many large users of the Internet house the computer servers that deliver content and applications to users by means of the Internet and provide access to multiple Internet access networks. Most colocation centers allow any carrier to operate within the facility (for a standard fee). We expect to enter into additional colocation agreements as part of our growth plan. Current government regulations do not require colocation operators to allow all carriers access on terms that are reasonable or nondiscriminatory. We have been successful in obtaining agreements with these operators in the past and have generally found that the operators want to have us in their colocation facilities because we offer low-cost, high capacity Internet service to their other customers. Any deterioration in our existing relationships with these colocation center operators could harm our sales and marketing efforts and could substantially reduce our potential customer base.

Our business depends on license agreements with building owners and managers, which we could fail to obtain or maintain.

        Our on-net business depends upon our in-building networks. Our in-building networks depend on access agreements with building owners or managers allowing us to install our in-building networks and provide our services in these buildings. These agreements typically have terms of five to ten years, with one or more renewal options. Any deterioration in our existing relationships with building owners or managers could harm our sales and marketing efforts and could substantially reduce our potential customer base. We expect to enter into additional access agreements as part of our growth plan. Current federal and state regulations do not require building owners to make space available to us or to do so on terms that are reasonable or nondiscriminatory. While the FCC has adopted regulations that prohibit common carriers under its jurisdiction from entering into exclusive arrangements with owners of multi-tenant commercial office buildings, these regulations do not require building owners to offer us access to their buildings. Building owners or managers may decide not to permit us to install our networks in their buildings or may elect not to renew or amend our access agreements. The initial term of most of our access agreements will conclude in the next several years. Most of these agreements have one or more automatic renewal periods and others may be renewed at the option of the landlord. While we have historically been successful in renewing these agreements and no single building access agreement is material to our success, the failure to obtain or maintain a number of these agreements would reduce our revenue, and we might not recover our costs of procuring building access and installing our in-building networks.

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

        Financial information, results of operations and other projections that we may issue from time to time are based upon our assumptions and estimates. While we believe these assumptions and estimates to be reasonable when they are developed, they are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. You should understand that certain unpredictable factors could cause our actual results to differ from our expectations and those differences may be material. No independent expert participates in the preparation of these estimates. These estimates should not be regarded as a representation by us as to our results of operations during such periods as there can be no assurance that any of these estimates will be realized. In light of the foregoing, we caution you not to place undue reliance on these estimates. These estimates constitute forward-looking statements.

Network failure or delays and errors in transmissions expose us to potential liability.

        Our network uses a collection of communications equipment, software, operating protocols and proprietary applications for the high-speed transportation of large quantities of data among multiple locations. Given the complexity of our network, it is possible that data will be lost or distorted. Delays in data delivery may cause significant losses to one or more customers using our network. Our network may also contain undetected design faults and software bugs that, despite our testing, may not be discovered in time to prevent harm to our network or to the data transmitted over it. The failure of any equipment or facility on the network could result in the interruption of customer service until we effect necessary repairs or install replacement equipment. Network failures, delays and errors could also result from natural disasters, power losses, security breaches, computer viruses, denial of service attacks and other natural or man-made events. Our off-net services are dependent on the networks of other providers or on local telephone companies. Network failures, faults or errors could cause delays or service interruptions, expose us to customer liability or require expensive modifications that could have a material adverse effect on our business.

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

        Our headquarters facility consists of approximately 15,370 square feet located in Washington, D.C. The lease for our headquarters is with an entity controlled by our Chief Executive Officer. The lease expires on August 31, 2010.

        We also lease a total of approximately 414,000 square feet of space in 63 locations to house our colocation facilities, corporate headquarters, regional offices and operations centers. The remaining term of these leases ranges from 6 months to 8 years with, in many cases, options to renew.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matters were submitted to a vote of our security holders during the quarter ended December 31, 2007.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our sole class of common equity is our common stock, par value $0.001, which is currently traded on the NASDAQ Global Select Market under the symbol "CCOI". Prior to March 6, 2006, our common stock traded on the American Stock Exchange under the symbol "COI". Prior to February 5, 2002 no established public trading market for our common stock existed.

        As of February 1, 2008, there were approximately 155 holders of record of shares of our common stock holding 48,025,164.shares of our common stock.

        The table below shows, for the quarters indicated, the reported high and low trading prices of our common stock.

	High	Low
Calendar Year 2006
First Quarter	$9.77	$5.13
Second Quarter	12.41	7.79
Third Quarter	11.77	7.78
Fourth Quarter	17.00	11.14
Calendar Year 2007
First Quarter	$24.91	$15.74
Second Quarter	30.09	22.07
Third Quarter	34.90	20.08
Fourth Quarter	30.16	19.67

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

Performance Graph

        The Company, in connection with its merger with Allied Riser Communications Corporation, began trading shares of its common stock on the American Stock Exchange in February 2002. On March 6, 2006, the Company's shares of Common Stock began trading on the NASDAQ National Market. The Company's common stock currently trades on the NASDAQ Global Select Market. The chart below compares the relative changes in the cumulative total return of the Company's Common Stock for the period December 31, 2002—December 31, 2007, against the cumulative total return for the same period of the (1) The Standard & Poor's 500 (S&P 500) Index and (2) an industry peer group consisting of Savvis Communications Corporation (NASDAQ: SVVS); Internap Network Services Corporation (NASDAQ: INAP); and Time Warner Telecom Inc. (NASDAQ: TWTC). The comparison assumes $100 was invested on December 31, 2002 in the Company's common stock, the S&P 500 Index and the industry peer group, with dividends, if any, reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
AMONG COGENT COMMUNICATIONS GROUP, INC. THE S&P 500 INDEX
AND A PEER GROUP

Value of $100 Invested on December 31, 2002.

	12/02	12/03	12/04	12/05	12/06	12/07
Cogent Communications Group	100.00	307.89	284.21	72.24	213.42	311.97
S&P 500	100.00	128.68	142.69	149.70	173.34	182.87
Peer Group(1)	100.00	513.27	226.31	235.85	639.14	548.98

*
$100 invested on 12/31/02 in stock or index-including reinvestment of dividends.
Fiscal year ending December 31.

Copyright © 2008, Standard & Poor's, a division of The McGraw-Hill Companies, Inc. All rights reserved. www.researchdatagroup.com/S&P.htm

Unregistered Sales of Equity Securities and Use of Proceeds.

        On August 14, 2007, the Company announced that on August 14, 2007 its Board of Directors had authorized a plan to permit the repurchase of up to $50.0 million of shares of the Company's common stock in negotiated and open market transactions through December 31, 2008. As of December 31, 2007, the Company had purchased 445,990 shares of its common stock pursuant to this authorization for an aggregate of $9.9 million; approximately $40.1 million remained available for such negotiated and open market transactions concerning the Company's common stock. The Company may purchase shares from time to time depending on market, economic, and other factors. The authorization will continue unless withdrawn by the Board of Directors.

        The following table summarizes the Company's common stock repurchases during the fourth quarter of 2007 made pursuant to this authorization. During the quarter, the Company did not purchase shares outside of this program, and all purchases were made by or on behalf of the Company and not by any "affiliated purchaser" (as defined by Rule 10b-18 of the Securities Exchange Act of 1934).

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or (Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1 - 31, 2007	0	0	193,989	$45,563,602
November 1 - 30, 2007	217,001	$21.93	410,990	$40,805,206
December 1 - 31, 2007	35,000	$20.07	445,990	$40,102,717

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

        The annual financial information set forth below has been derived from our audited consolidated financial statements. The information should be read in connection with, and is qualified in its entirety by reference to, Management's Discussion and Analysis, the consolidated financial statements and notes included elsewhere in this report and in our SEC filings.

	Years Ended December 31,
	2003	2004	2005	2006	2007
	(dollars in thousands)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Service revenue, net	$59,422	$91,286	$135,213	$149,071	$185,663
Operating expenses:
Network operations	47,017	63,466	85,794	80,106	87,548
Equity-based compensation expense—network operations	1,307	858	399	315	208
Selling, general, and administrative—SG&A	26,570	40,382	41,344	46,593	52,011
Equity-based compensation expense—SG&A	17,368	11,404	12,906	10,194	10,176
Terminated public offering costs	—	779	—	—	—
Lease restructuring charges	—	1,821	1,319	—	—
Depreciation and amortization	48,387	56,645	55,600	58,414	65,638

Total operating expenses	140,649	175,355	197,362	195,622	215,581

Operating loss	(81,227)	(84,069)	(62,149)	(46,551)	(29,918)
Gains—lease obligation restructurings	—	5,292	844	255	2,110
Gain—Allied Riser note exchange	24,802	—	—	—	—
Gains—Cisco credit facility	215,432	—	842	—	—
Gains—dispositions of assets	—	—	3,372	254	95
Interest income (expense) and other, net	(18,264)	(10,883)	(10,427)	(7,715)	(3,312)

Net income (loss)	140,743	(89,660)	(67,518)	(53,757)	(31,025)
Beneficial conversion charges	(52,000)	(43,986)	—	—	—

Net income (loss) applicable to common shareholders	$88,743	$(133,646)	$(67,518)	$(53,757)	$(31,025)

Net income (loss) per common share available to common shareholders—basic and diluted	$11.18	$(175.03)	$(1.96)	$(1.16)	$(0.65)

Weighted-average common shares—basic	7,935,831	763,540	34,439,937	46,343,372	47,800,159

Weighted-average common shares—diluted	7,938,838	763,540	34,439,937	46,343,372	47,800,159

CONSOLIDATED BALANCE SHEET DATA (AT PERIOD END):
Cash and cash equivalents	$7,875	$13,844	$29,883	$42,642	$177,021
Total assets	344,440	378,586	351,373	336,876	455,325
Long-term debt (including capital leases and current portion) (net of unamortized discount of $5,026 in 2004, $3,478 in 2005, $1,213 in 2006 and $4,133 in 2007)	83,702	126,382	99,105	97,024	288,441
Preferred stock	97,681	139,825	—	—	—
Stockholders' equity	244,754	212,490	221,001	215,632	138,830
OTHER OPERATING DATA:
Net cash (used in) provided by operating activities	(27,357)	(26,425)	(9,062)	5,285	48,630
Net cash used in investing activities	(25,316)	(2,701)	(14,055)	(19,478)	(30,864)
Net cash provided by financing activities	20,562	34,486	39,824	27,045	116,305

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        You should read the following discussion and analysis together with "Selected Consolidated Financial and Other Data" and our consolidated financial statements and related notes included in this report. The discussion in this report contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this report should be read as applying to all related forward-looking statements wherever they appear in this report. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to these differences include those discussed in "Risk Factors," as well as those discussed elsewhere. You should read "Risk Factors" and "Special Note Regarding Forward-Looking Statements."

General Overview

        We are a leading facilities-based provider of low-cost, high-speed Internet access and IP communications services. Our network is specifically designed and optimized to transmit data using IP. IP networks are significantly less expensive to operate and are able to achieve higher performance levels than the traditional circuit-switched networks used by our competitors when providing Internet access services, thus, we believe, giving us cost and performance advantages. We deliver our services to small and medium-sized businesses, communications service providers and other bandwidth-intensive organizations through approximately 15,000 customer connections in North America and Europe. Our primary on-net service is Internet access at a speed of 100 Megabits per second, much faster than typical Internet access currently offered to businesses. We offer this on-net service exclusively through our own facilities, which run all the way to our customers' premises.

        Our network is comprised of in-building riser facilities, metropolitan optical fiber networks, metropolitan traffic aggregation points and inter-city transport facilities. The network is physically connected entirely through our facilities to over 1,215 buildings in which we provide our on-net services, including over 910 multi-tenant office buildings. We also provide on-net services in carrier-neutral colocation facilities, data centers and single-tenant office buildings. Because of our integrated network architecture, we are not dependent on local telephone companies to serve our on-net customers. We emphasize the sale of on-net services because we believe we have a competitive advantage in providing these services and our sales of these services generate higher gross profit margins than our off-net and non-core services.

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

        We believe our key opportunity is provided by our high-capacity network, which provides us with the ability to add a significant number of customers to our network with minimal incremental costs. Our focus is to add customers to our network in a way that maximizes its use and at the same time provides us with a customer mix that produces profit margins. We are responding to this opportunity by increasing our sales and marketing efforts including increasing our number of sales representatives. In addition, we may add customers to our network through strategic acquisitions.

        We are expanding our network to locations that we believe can be economically integrated and represent significant concentrations of Internet traffic. One of our keys to developing a profitable business will be to carefully match the expense of extending our network to reach new customers with the revenue generated by those customers.

        We believe the two of the most important trends in our industry are the continued growth in Internet traffic and a decline in Internet access prices. As Internet traffic continues to grow and prices per unit of traffic continue to decline, we believe our ability to load our network and gain market share from less efficient network operators will expand. However, continued erosion in Internet access prices will likely have a negative impact on the rate at which we can increase our revenues and our profit margins.

        Our on-net service consists of high-speed Internet access and IP connectivity ranging from 0.5 Megabits per second to 10 Gigabits per second of bandwidth. We offer our on-net services to customers located in buildings that are physically connected to our network. Off-net services are sold to businesses that are connected to our network primarily by means of T1, T3, E1 and E3 and Ethernet link lines obtained from other carriers. Our non-core services, which consist of legacy services of companies whose assets or businesses we have acquired, include managed modem services, voice services (only provided in Toronto, Canada) and point to point private line services. We do not actively market these non-core services and expect the net service revenue associated with them to continue to decline.

        Due to our strategic acquisitions of network assets and equipment, we believe we are positioned to grow our revenue base. We continue to purchase and deploy network equipment to parts of our network to maximize the utilization of our assets and to expand our network. Our future capital expenditures will be based primarily on our planned expansion of our network, the addition of on-net buildings and the concentration and growth of our customer base. We plan to continue to expand our network and to increase our number of on-net buildings by approximately 100 buildings by December 31, 2008 from 1,217 buildings at December 31, 2007. We expect our 2008 capital expenditures to be similar to our 2007 capital expenditure rate, or approximately $30.0 million.

        Historically, our operating expenses have exceeded our net service revenue resulting in operating losses of $62.1 million, $46.6 million and $29.9 million in 2005, 2006 and 2007, respectively. In each of these periods, our operating expenses consisted primarily of the following:

  •
  Network operations expenses, which consist primarily of the cost of leased circuits, sites and facilities; telecommunications licenses, maintenance expenses, and salaries of, and expenses related to, employees who are directly involved with the maintenance and operation of our network.

  •
  Selling, general and administrative expenses, which consist primarily of salaries, commissions and related benefits paid to our employees and related selling and administrative costs including professional fees and bad debt expenses.

  •
  Depreciation and amortization expenses, which result from the depreciation of our property and equipment, including the assets associated with our network and the amortization of intangible assets.

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

  •
  growth in our on-net buildings; and

  •
  cash flows.

Year Ended December 31, 2006 Compared to the Year Ended December 31, 2007

        The following summary table presents a comparison of our results of operations for the year ended December 31, 2005 and 2006 with respect to certain key financial measures. The comparisons illustrated in the table are discussed in greater detail below.

	Year Ended December 31,
			Percent Change
	2006	2007
	(in thousands)
Net service revenue	$149,071	$185,663	24.5%
On-net revenues	105,275	146,604	39.3%
Off-net revenues	34,416	32,123	(6.7)%
Non-core revenues	9,380	6,936	(26.1)%
Network operations expenses(1)	80,106	87,548	9.3%
Gross profit(2)	68,965	98,115	42.3%
Selling, general, and administrative expenses(3)	46,593	52,011	11.6%
Equity-based compensation expense	10,509	10,384	(1.2)%
Depreciation and amortization expenses	58,414	65,638	12.4%
Gains—lease obligations and asset sales	509	2,205	333.2%
Net loss	(53,757)	(31,025)	42.3%

    (1)
    Excludes equity-based compensation expense of $315 and $208 in the years ended December 31, 2006 and 2007, respectively, which, if included would have resulted in a period-to-period change of 9.1%.

    (2)
    Excludes equity-based compensation expense of $315 and $208 in the years ended December 31, 2006 and 2007, respectively, which if included would have resulted in a period-to-period change of 42.6%.

    (3)
    Excludes equity-based compensation expense of $10,194 and $10,176 in the years ended December 31, 2006 and 2007, respectively, which, if included would have resulted in a period-to-period change of 9.5%.

        Net Service Revenue.    Our net service revenue increased 24.5% from $149.1 million for the year ended December 31, 2006 to $185.7 million for the year ended December 31, 2007. The impact of exchange rates resulted in approximately $4.2 million of the $36.6 million increase in revenues. For the years ended December 31, 2006 and 2007, on-net, off-net and non-core revenues represented 70.6%, 23.1% and 6.3% and 79.0%, 17.3% and 3.7% of our net service revenues, respectively.

        Our on-net revenues increased 39.3% from $105.3 million for the year ended December 31, 2006 to $146.6 million for the year ended December 31, 2007. Our on-net revenues increased as we increased the number of our on-net customer connections by 43.9% from approximately 7,800 at December 31, 2006 to approximately 11,200 at December 31, 2007. On-net customer connections increased at a greater rate than on-net revenues due to a decline in the revenue per on-net customer connection. This decline is partly attributed to a shift in the customer connection mix. Due to the increase in the size of our sales force, we are now able to focus not only on customers who purchase high-bandwidth connections, as we have done historically, but also on customers who purchase lower-

bandwidth connections. We expect to continue to focus our sales efforts on a broad mix of customers. Additionally, on-net customers who cancel their service, in general, have greater revenue per connection than new customers. These trends and, to a lesser extent, an increase in customers receiving a discount for purchasing longer term contracts, resulted in a reduction to our revenue per on-net connection. We believe that our on-net revenues as a percentage of total revenues will continue to increase as we are allocating the majority of our sales and marketing resources toward obtaining additional on-net customers.

        Our off-net revenues decreased 6.7% from $34.4 million for the year ended December 31, 2006 to $32.1 million for the year ended December 31, 2007. Our off-net customer connections declined 15.4% from approximately 3,500 at December 31, 2006 to approximately 3,000 at December 31, 2007. Off-net customer connections decreased at a greater rate than the decline in off-net revenues due to an increase in the revenue per off-net customer connection. Off-net customers who cancel their service, in general, have revenue per connection that is less than new off-net customers who generally purchase higher-bandwidth connections. Additionally, a significant amount of our off-net revenues were acquired revenues, which have historically churned at a greater rate than our on-net revenues. We expect the revenue from these off-net services to grow at a substantially slower rate than our on-net revenues as we are allocating the majority of our sales and marketing resources toward obtaining additional on-net customers.

        Our non-core revenues decreased 26.1% from $9.4 million for the year ended December 31, 2006 to $6.9 million for the year ended December 31, 2007. The number of our non-core customer connections declined 20.3% from approximately 1,000 at December 31, 2006 to approximately 800 at December 31, 2007. We do not actively market these acquired non-core services and expect that the net service revenue associated with them will continue to decline.

        Network Operations Expenses.    Our network operations expenses, excluding equity-based compensation expense, increased 9.3% from $80.1 million for the year ended December 31, 2006 to $87.5 million for the year ended December 31, 2007. The increase is primarily attributable to an increase in costs related to our network and facilities expansion activities partly offset by the decline in network operations expenses associated with the decline in our off-net and non-core revenues. The impact of exchange rates resulted in approximately $1.8 million of this $7.4 million increase in network operations expenses.

        Gross Profit.    Our gross profit, excluding equity-based compensation expense, increased 42.3% from $69.0 million for the year ended December 31, 2006 to $98.1 million for the year ended December 31, 2007. We determine gross profit by subtracting network operation expenses, excluding equity-based compensation expense, from our net service revenue and do not allocate depreciation and amortization expense to our network operations expense. The increase is primarily attributed to the increase in higher gross margin on-net revenues as a percentage of net service revenue. Our gross profit margin expanded from 46.3% for the year ended December 31, 2006 to 52.8% for the year ended December 31, 2007. Our gross profit has benefited from the limited incremental expenses associated with providing service to an increasing number of on-net customers and the decline in off-net revenues which carry a lower gross margin due to the associated leased circuit required to provide this service. Our gross profit margin may be impacted by the timing and amounts of disputed circuit costs and the additional costs of expanding our network and operating our existing network. We generally record disputed circuit costs amounts when billed by the vendor and reverse these amounts when the vendor credit has been received or the dispute has been otherwise resolved. We believe that our gross profit margin will continue to increase as we are allocating the majority of our sales and marketing resources toward obtaining additional on-net customers and as sales of these services generate higher gross profit margins than our off-net and non-core services.

        Selling, General, and Administrative Expenses ("SG&A").    Our SG&A expenses, excluding equity-based compensation expense, increased 11.6% from $46.6 million for the year ended December 31, 2006 to $52.0 million for the year ended December 31, 2007. SG&A expenses increased primarily from the increase in salaries and related costs required to support our expanding sales and marketing efforts. The impact of exchange rates resulted in approximately $1.4 million of this $5.4 million increase in SG&A expenses.

        Equity-based Compensation Expense.    Equity-based compensation expense is related to restricted stock and stock options. The total equity-based compensation expense decreased 1.2% from $10.5 million for the year ended December 31, 2006 to $10.4 million for the year ending December 31, 2007. During 2007, we issued approximately 1.0 million shares of restricted stock to our employees. These grants were valued at our closing stock price on the date of grant and will vest over periods ranging from two to four years. These grants resulted in approximately $7.1 million in equity-based compensation expense for the year ended December 31, 2007. The increase was partly offset by a $6.8 million decrease in equity-based compensation expense associated with certain 2003 restricted stock grants which ended in August 2006 when these shares became fully vested. As of December 31, 2007 there was approximately $22.6 million of total unrecognized compensation cost related to non-vested equity-based compensation awards. That cost is expected to be recognized over a weighted average period of approximately twenty-one months.

        Depreciation and Amortization Expenses.    Our depreciation and amortization expense increased 12.4% from $58.4 million for the year ended December 31, 2006 to $65.6 million for the year ended December 31, 2007 due to an increase in deployed fixed assets.

        Gains—lease obligations and asset sales.    In September 2007, we entered into a settlement agreement under which we were released from our obligation under an abandoned facility lease acquired in an acquisition. This settlement agreement resulted in a gain of approximately $2.1 million. In September 2006, Cogent Spain negotiated modifications to an IRU capital lease that reduced its quarterly IRU lease payments and extended the lease term. The modification to this IRU capital lease resulted in a gain of approximately $0.3 million. In 2006, we sold a building and land for net proceeds of $0.8 million. This sale resulted in a gain of approximately $0.3 million.

        Net Loss.    Our net loss was $53.8 million for the year ended December 31, 2006 as compared to a net loss of $31.0 million for the year ended December 31, 2007. Our net loss decreased by $22.7 million primarily due to a $29.2 million increase in our gross profit partially offset by a $5.4 million increase in SG&A, and a $7.2 million increase in depreciation and amortization expense. Included in net loss for the year ended December 31, 2006 are gains of approximately $0.5 million. Included in net loss for the year ended December 31, 2007 are gains of approximately $2.2 million.

        Buildings On-net.    As of December 31, 2006 and 2007 we had a total of 1,107 and 1,217 on-net buildings connected to our network, respectively. We plan to increase our number of on-net buildings by approximately 100 buildings by December 31, 2008.

Year Ended December 31, 2005 Compared to the Year Ended December 31, 2006

        The following summary table presents a comparison of our results of operations for the year ended December 31, 2005 and 2006 with respect to certain key financial measures. The comparisons illustrated in the table are discussed in greater detail below.

	Year Ended December 31,
			Percent Change
	2005	2006
	(in thousands)
Net service revenue	$135,213	$149,071	10.2%
On-net revenues	78,324	105,275	34.4%
Off-net revenues	44,642	34,416	(22.9)%
Non-core revenues	12,245	9,380	(23.4)%
Network operations expenses(1)	85,794	80,106	(6.6)%
Gross profit(2)	49,419	68,965	39.6%
Selling, general, and administrative expenses(3)	41,344	46,593	12.7%
Lease restructuring charge	1,319	—	(100.0)%
Equity-based compensation expense	13,305	10,509	(21.0)%
Depreciation and amortization expenses	55,600	58,414	5.1%
Gains—lease obligations, debt restructurings and asset sales	5,058	509	(89.9)%
Net loss	(67,518)	(53,757)	20.4%

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

        Our on-net revenues increased 34.4% from $78.3 million for the year ended December 31, 2005 to $105.3 million for the year ended December 31, 2006. Our on-net revenues increased as we increased the number of our on-net customer connections from approximately 4,700 at December 31, 2005 to approximately 7,800 at December 31, 2006. On-net customer connections increased at a greater rate than on-net revenues due to a decline in the revenue per on-net customer connection. This decline is partly attributed to a shift in the customer connection mix. Due to the increase in the size of our sales force, we focused not only on customers who purchase high-bandwidth connections, as we have done historically, but also on customers who purchase lower-bandwidth connections. We expect to continue to focus our sales efforts on such a broad mix of customers. Additionally, on-net customers who cancel their service from our installed base of customers, in general, have revenue per connection that is larger than new customers. These trends resulted in a reduction to our revenue per on-net connection.

        Our off-net revenues decreased 22.9% from $44.6 million for the year ended December 31, 2005 to $34.4 million for the year ended December 31, 2006 primarily because a December 2004 acquisition of off-net customers resulted in a substantial increase in the number of our off-net customers in 2005 and many of these acquired customers either cancelled service or re-priced their contracts at lower rates. Our off-net customer connections declined from approximately 4,000 at December 31, 2005 to approximately 3,500 at December 31, 2006. Our non-core revenues decreased 23.4% from $12.2 million for the year ended December 31, 2005 to $9.4 million for the year ending December 31, 2006. The number of our non-core customer connections declined from approximately 1,300 at December 31, 2005 to approximately 1,000 at December 31, 2006. We do not actively market these acquired non-core services.

        Network Operations Expenses.    Our network operations expenses, excluding equity-based compensation expense, decreased 6.6% from $85.8 million for the year ended December 31, 2005 to $80.1 million for the year ended December 31, 2006. The decrease is primarily attributable to a decline in leased circuit costs related to the decline in off-net revenues. We provide Internet connectivity to our off-net customers using other carriers' facilities to provide the last mile portion of the link from our customers' premises to our network and incur leased circuit costs to provide these services.

        Gross Profit.    Our gross profit, excluding equity-based compensation expense, increased 39.6% from $49.4 million for the year ended December 31, 2005 to $69.0 million for the year ended December 31, 2006. We determine gross profit by subtracting network operations expenses, excluding equity-based compensation expense, from our net service revenue and do not allocate depreciation and amortization expense to our network operations expense. The increase is primarily attributed to the increase in higher gross margin on-net revenues as a percentage of net service revenue. Our gross profit margin expanded from 36.5% for the year ended December 31, 2005 to 46.3% for the year ended December 31, 2006. Our gross profit has benefited from the limited incremental expenses associated with providing service to an increasing number of on-net customers and the decline in off-net revenues which carry a lower gross margin due to the associated leased circuit required to provide this service. Our gross profit margin may be impacted by the timing and amounts of disputed circuit costs. We generally record these disputed amounts when billed by the vendor and reverse these amounts when the vendor credit has been received or the dispute has been otherwise resolved.

        Selling, General, and Administrative Expenses ("SG&A").    Our SG&A expenses, excluding equity-based compensation expense, increased 12.7% from $41.3 million for the year ended December 31, 2005 to $46.6 million for the year ended December 31, 2006. SG&A expenses increased primarily from the increase in salaries and related costs required to support our expanding sales and marketing efforts.

        Equity-based Compensation Expense.    Equity-based compensation expense is related to restricted stock and stock options. The total equity-based compensation expense decreased 21.0% from $13.3 million for the year ended December 31, 2005 to $10.5 million for the year ending December 31, 2006. The decrease is primarily attributed to a $3.4 million decrease in equity-based compensation expense associated with certain 2003 restricted stock grants which ended in August 2006 when these shares became fully vested. Equity-based compensation expense for the year ended December 31, 2006 includes $0.7 million in compensation costs associated with the adoption of Statement No. 123 (revised 2004), Share-Based Payment ("SFAS 123(R)") on January 1, 2006 using the modified-prospective-transition method.

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

        Lease restructuring charge.    In 2004, we abandoned the Paris office obtained in our Cogent Europe acquisition and located these operations in another Cogent Europe facility. In 2005, we revised our estimate for sublease income, and recorded an additional $1.3 million restructuring charge.

        Gains—lease obligations, asset sales and debt restructurings.    In September 2005, Cogent Spain negotiated modifications to an IRU capital lease that reduced its quarterly IRU lease payments and extended the lease term. The modification to the IRU capital lease resulted in a gain of approximately $0.8 million. In June 2005, we repaid our $17.0 million amended and restated Cisco note. The repayment resulted in a gain of $0.8 million representing the amount of the estimated future interest payments that were not required to be paid. In 2005, we sold a building and land for net proceeds of $5.1 million. This sale resulted in a gain of approximately $3.9 million.

        In September 2006, Cogent Spain negotiated modifications to an IRU capital lease that reduced its quarterly IRU lease payments and extended the lease term. The modification to this IRU capital lease resulted in a gain of approximately $0.3 million. In 2006, we sold another building and land for net proceeds of $0.8 million. This sale resulted in a gain of approximately $0.3 million.

        Net Loss.    Our net loss was $67.5 million for the year ended December 31, 2005 as compared to a net loss of $53.8 million for the year ended December 31, 2006. Our net loss decreased by $13.8 million primarily due to a $19.5 million increase in our gross profit partially offset by a $5.2 million increase in SG&A, and a $2.8 million increase in depreciation and amortization expense. Included in net loss for the year ended December 31, 2005 is a $1.3 million lease restructuring charge and gains of approximately $5.1 million. Included in net loss for the year ended December 31, 2006 are gains of approximately $0.5 million.

        Buildings On-net.    As of December 31, 2005 and 2006 we had a total of 1,040 and 1,107 on-net buildings connected to our network, respectively.

Liquidity and Capital Resources

        In assessing our liquidity, management reviews and analyzes our current cash balances, short-term investments, accounts receivable, accounts payable, accrued liabilities, capital expenditure commitments, and required capital lease and debt payments and other obligations.

Cash Flows

        The following table sets forth our consolidated cash flows for the years ended December 31, 2005, 2006, and 2007.

	Year Ended December 31,
	2005	2006	2007
	(in thousands)
Net cash (used in) provided by operating activities	$(9,062)	$5,285	$48,630
Net cash used in investing activities	(14,055)	(19,478)	(30,864)
Net cash provided by financing activities	39,824	27,045	116,305
Effect of exchange rates on cash	(668)	(93)	308

Net increase in cash and cash equivalents during period	$16,039	$12,759	$134,379

        Net Cash (Used in) Provided By Operating Activities.    Our primary sources of operating cash are receipts from our customers who are billed on a monthly basis for our services. Our primary uses of operating cash are payments made to our vendors and employees. Net cash used in operating activities was $9.1 million for the year ended December 31, 2005 compared to net cash provided by operating activities of $5.3 million for 2006. The increase in cash provided by operating activities was due to an increase in our operating profit partly offset by changes in operating assets and liabilities from a use of cash of $7.2 million for the year ended December 31, 2005 to a use of cash of $11.6 million for the year ended December 31, 2006. Net cash provided by operating activities was $5.3 million for the year ended December 31, 2006 compared to net cash provided by operating activities of $48.6 million for 2007. The increase in cash provided by operating activities is due to an increase in our operating profit and an improvement in the changes in operating assets and liabilities from a use of cash of $11.6 million for the year ended December 31, 2006 to an increase of cash of $4.9 million for the year ended December 31, 2007. The increase in the changes in operating assets and liabilities from the year ended December 31, 2006 to the year ended December 31, 2007 was primarily due to the timing of certain vendor payments.

        Net Cash Used In Investing Activities.    Net cash used in investing activities was $14.1 million for the year ended December 31, 2005, $19.5 million for the year ended December 31, 2006 and $30.9 million for the year ended December 31, 2007. Our primary uses of investing cash during 2005 were $17.3 million for the purchase of property and equipment, $0.9 million for the final payment on the purchase of a network in Germany and $0.8 million for the net purchases of short-term investments. Our primary uses of investing cash during 2006 were $21.5 million for the purchase of property and equipment. Our primary uses of investing cash during 2007 were $30.4 million for the purchase of property and equipment and $0.7 million for the purchases of short-term investments. Our primary source of investing cash in 2005 was $5.1 million from the proceeds of the sales of assets. Our primary sources of investing cash in 2006 were $1.2 million from the proceeds of short-term investments and $0.9 million from the proceeds of the sales of assets. Our primary source of investing cash in 2007 was $0.3 million from the proceeds of the sales of assets. The increase in purchases of property and equipment from the year ended December 31, 2006 to the year ended December 31, 2007 is primarily due to our increase in our network expansion activities.

        Net Cash Provided by Financing Activities.    Financing activities provided net cash of $39.8 million for the year ended December 31, 2005, $27.0 million for the year ended December 31, 2006 and $116.3 million for the year ended December 31, 2007. Net cash from financing activities during 2005 resulted from $63.7 million of net proceeds from our June 2005 public offering, $10.0 million from the issuance of our subordinated note and $10.0 million borrowed under our credit facility. Net cash used in financing activities for 2005 included $17.0 million for the repayment of our Cisco note, $10.0 million for the repayment of our subordinated note, $10.0 million for the repayment of the amount outstanding under our credit facility and $6.9 million in principal payments under our capital leases. Net cash from financing activities during 2006 resulted from $36.5 million of net proceeds from our June 2006 public offering and $0.4 million from the proceeds from the exercises of stock options. Net cash used in financing activities for 2006 included $9.9 million in principal payments under our capital leases. Our primary source of financing cash for the year ended December 31, 2007 was $195.1 million of net proceeds from the issuance of our 1.00% Convertible Senior Notes and $1.1 million of proceeds from the exercises of stock options. Our primary use of financing cash for the year ended December 31, 2007 was $59.9 million for the purchase of shares of our common stock, $10.2 million for the repayment of our convertible subordinated notes on their June 15, 2007 maturity date and $9.8 million of principal payments under our capital lease obligations.

Indebtedness

        Our total indebtedness, net of discount, at December 31, 2007 was $288.4 million and our total cash and cash equivalents and short-term investments were $177.8 million. Our total indebtedness at December 31, 2007 includes $92.6 million of capital lease obligations for dark fiber primarily under 15-25 year IRUs, of which approximately $7.7 million is considered a current liability.

Convertible Senior Notes

        In June 2007, we issued 1.00% Convertible Senior Notes (the "Notes") due June 15, 2027, for an aggregate principal amount of $200.0 million in a private offering for resale to qualified institutional buyers pursuant to SEC Rule 144A. The Notes are unsecured and bear interest at 1.00% per annum. The Notes will rank equally with any future senior debt and senior to any future subordinated debt and will be effectively subordinated to all of our subsidiary's existing and future liabilities and to any secured debt that we may issue to the extent of the value of the collateral. Interest is payable in cash semiannually in arrears on June 15 and December 15, of each year, beginning on December 15, 2007. We received proceeds of approximately $195.1 million after deducting the original issue discount of 2.25% and issuance costs. We used $10.6 million of the proceeds to repay principal and accrued interest on our existing convertible subordinated notes on June 15, 2007 and approximately $50.1 million to repurchase approximately 1.8 million shares of our common stock. These 1.8 million common shares were subsequently retired. We intend to use the remaining proceeds for general corporate purposes and to fund additional purchases of our common stock.

        The Notes are convertible into shares of our common stock at an initial conversion price of $49.18 per share, or 20.3355 shares for each $1,000 principal amount of Notes, subject to adjustment for certain events as set forth in the indenture. Upon conversion of the Notes, we will have the right to deliver shares of our common stock, cash or a combination of cash and shares of our common stock. The Notes are convertible (i) during any fiscal quarter after the fiscal quarter ending September 30, 2007, if the closing sale price of our common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter exceeds 130% of the conversion price in effect on the last trading day of the immediately preceding fiscal quarter, or (ii) specified corporate transactions occur, or (iii) the trading price of the Notes falls below a certain threshold, or (iv) if we call the Notes for redemption, or (v) on or after April 15, 2027, until maturity. In addition, following specified corporate transactions, we will increase the conversion rate for holders who elect to convert Notes in connection with such corporate transactions, provided that in no event may the shares issued upon conversion, as a result of adjustment or otherwise, result in the issuance of more than 35.5872 common shares per $1,000 principal amount, or approximately 7.1 million shares. The Notes include an "Irrevocable Election of Settlement" whereby we may choose, in our sole discretion, and without the consent of the holders of the Notes, to waive our right to settle the conversion feature in either cash or stock or in any combination, at our option.

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

Convertible Subordinated Notes

        Our $10.2 million 7.50% convertible subordinated notes were due on June 15, 2007. These notes and accrued interest were paid on June 15, 2007 with a portion of the proceeds from the Notes.

Credit Facility

        On March 9, 2005, we entered into a credit facility with a commercial bank. The credit facility expired on April 1, 2007.

Second $50.0 Million Common Stock Buyback Program

        In August 2007, our board of directors approved a common stock buyback program. Under the buyback program we are authorized to purchase up to $50.0 million of our common stock prior to December 31, 2008. During 2007, we purchased 445,990 shares of our common stock at an average price of $22.19 per share for approximately $9.9 million under the program. From January 1, 2008 to February 26, 2008, we purchased 689,000 additional shares of our common stock at an average price of $18.59 per share for approximately $12.8 million under the program. All purchased common shares were subsequently retired.

Contractual Obligations and Commitments

        The following table summarizes our contractual cash obligations and other commercial commitments as of December 31, 2007.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
	(in thousands)
Long term debt(1)	$213,000	2,000	4,000	4,000	203,000
Capital lease obligations	154,705	15,651	28,919	21,612	88,523
Operating leases(2)	224,710	34,669	54,836	43,034	92,171
Unconditional purchase obligations(3)	47,722	15,734	3,780	3,770	24,438

Total contractual cash obligations	$640,137	$68,054	$91,535	$72,416	$408,132

(1)
The Senior Convertible Notes are assumed to be outstanding until June 15, 2014 which is the earliest put date and these amounts include interest and principal payment obligations.

(2)
These amounts include $225.4 million of operating lease, maintenance, building access and tenant license agreement obligations, reduced by sublease agreements of $0.7 million.

(3)
As of December 31, 2007, we had committed to additional dark fiber IRU lease agreements totaling approximately $40.4 million in future payments for fiber lease and maintenance services. These amounts are included in unconditional purchase obligations and are to be paid in periods of up to 20 years beginning once the related fiber is accepted.

        Capital Lease Obligations.    The capital lease obligations above were incurred in connection with IRUs for inter-city and intra-city dark fiber underlying substantial portions of our network. These capital leases are presented on our balance sheet at the net present value of the future minimum lease payments, or $92.6 million at December 31, 2007. These leases generally have terms of 15 to 25 years.

        Letters of Credit.    We are also party to letters of credit totaling $1.0 million at December 31, 2007. These obligations are fully secured by our restricted investments, and as a result, are excluded from the contractual cash obligations above.

Future Capital Requirements

        We believe that our cash on hand and cash generated from our operating activities will be adequate to meet our working capital, capital expenditure, debt service, common stock buyback program and other cash requirements if we execute our business plan.

        Any future acquisitions or other significant unplanned costs or cash requirements may require that we raise additional funds through the issuance of debt or equity. We cannot assure you that such financing will be available on terms acceptable to us or our stockholders, or at all. Insufficient funds may require us to delay or scale back the number of buildings that we serve, reduce our planned increase in our sales and marketing efforts, suspend or terminate our stock buyback program, or require us to otherwise alter our business plan or take other actions that could have a material adverse effect on our business, results of operations and financial condition. If issuing equity securities raises additional funds, substantial dilution to existing stockholders may result.

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

Income taxes

        Due to the uncertainty surrounding the realization of our net deferred tax asset, consisting primarily of net operating loss carry-forwards, we have recorded a valuation allowance for the full amount of our net deferred tax asset. Should we achieve taxable income, our deferred tax assets may be available to offset future income tax liabilities. We have combined net operating loss carry-forwards of approximately $1.0 billion. The federal and state net operating loss carry-forwards for the United States of approximately $407 million expire from 2023 to 2027. We have net operating loss carry-forwards related to our European operations of approximately $600 million, of which approximately $108 million of expire beginning in 2016. The remaining $492 million of European net operating loss carry-forwards do not expire. The federal and state net operating loss carry-forwards of Allied Riser Communications Corporation of approximately $183 million are subject to certain limitations on annual utilization due to the change in ownership as a result of the merger as prescribed by federal and state tax laws. Our other net operating loss carry-forwards could also be subject to certain additional limitations on annual utilization if certain changes in ownership have occurred or were to occur as prescribed by the laws in the respective jurisdictions. Should a change in ownership occur, or have occurred, we may be unable to benefit from the full amount of these net operating loss carry-forwards.

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

        The accounting policies we believe to be most critical to understanding our financial results and condition or that require complex, significant and subjective management judgments are discussed below.

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

  •
  Our valuation allowance for our net deferred tax asset reflects the uncertainty surrounding the realization of our net operating loss carry-forwards and our other deferred tax assets. For federal and state tax purposes, our net operating loss carry-forwards, including those that we have generated through our operations and those acquired in the Allied Riser merger could be subject to significant limitations on annual use. To reflect for this uncertainty and the uncertainty of future taxable income we have recorded a valuation allowance for the full amount of our net deferred tax asset.

Impairment of Long-Lived Assets

        We review our long-lived assets, including property and equipment, and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed pursuant to the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Pursuant to SFAS No. 144, impairment is determined by comparing the carrying value of these long-lived assets to our estimate of future undiscounted cash flows expected to result from the use of the assets. In the event that there are changes in the planned use of our long-lived assets, or our expected future undiscounted cash flows are reduced significantly, our assessment of our ability to recover the carrying value of these assets under SFAS No. 144 could change. No impairment existed at December 31, 2006 or 2007.

Convertible Senior Notes

        We evaluated the embedded conversion option of our 1.00% Convertible Senior Notes (the "Notes") in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", EITF Issue No. 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company's Own Stock" and EITF Issue No. 01-6 "The Meaning of Indexed to a Company's Own Stock." We concluded that the embedded conversion option contained within the Notes should not be accounted for separately because the conversion option is indexed to our common stock and would be classified within stockholders' equity, if issued on a standalone basis.

        We evaluated the terms of the Notes for a beneficial conversion feature in accordance with EITF No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF No. 00-27, "Application of Issue 98-5 to Certain Convertible Instruments." We concluded that there was no beneficial conversion feature at the commitment date based on the conversion rate of the Notes relative to the commitment date stock price. We will continue to evaluate potential future beneficial conversion charges based upon potential future triggering conversion events.

Equity-based Compensation

        Generally we grant options for shares of our common stock to all new employees with a strike price equal to the market value at the grant date. We grant shares of restricted stock to our senior management team, board of directors and to certain employees who have met our service requirements on the grant date. We determine the fair value of grants of restricted stock by the closing trading price of our common stock on the grant date. Grants of shares of restricted stock vest over periods ranging from immediate vesting to over a four-year period. Compensation expense for all awards is recognized ratably over the service period.

        Effective January 1, 2006, we adopted FASB Statement No. 123(R), Share-Based Payment ("Statement 123(R)"), using the modified-prospective-transition method. The adoption of Statement 123(R) requires us to make additional estimates and judgments that affect our financial statements. These estimates include the following which impact the amount of compensation expense recorded under Statement 123(R).

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

  Other Accounting Policies

        We record assets and liabilities under capital leases at the lesser of the present value of the aggregate future minimum lease payments or the fair value of the assets under lease. We establish the number of renewal option periods used in determining the lease term, if any, based upon our assessment at the inception of the lease of the number of option periods that are reasonably assured in accordance with SFAS No. 13 Accounting for Leases. We estimate the fair value of leased assets using market data for similar assets.

        We capitalize the direct costs incurred prior to an asset being ready for service. These costs include costs under the related construction contract and the compensation costs of employees directly involved with construction activities. Our capitalization of these costs is based upon estimates of time for our employees involved in construction activities.

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

        We estimate the useful lives of our property and equipment based upon historical usage with consideration given to technological changes and trends in the industry that could impact the asset utilization. We establish the number of renewal option periods used in determining the lease term, if any, for amortizing leasehold improvements based upon our assessment at the inception of the lease of the number of option periods that are reasonably assured in accordance with SFAS No. 13 Accounting for Leases.

Recent Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FSP No. 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" and FSP No. 157-2, "Effective Date of FASB Statement No. 157" as amendments to SFAS 157, which exclude lease transactions from the scope of SFAS 157 and also defer the effective date of the adoption of SFAS 157 for non-financial assets and non-financial liabilities that are nonrecurring. The provisions of SFAS 157 are effective for the fiscal year beginning January 1, 2008, except for certain non-financial assets and liabilities for which the effective date has been deferred to January 1, 2009. The adoption of SFAS 157 and its related pronouncements are not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

        In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for the first fiscal year that begins after November 15, 2007. We will not adopt the alternative provided in this statement.

        In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. ("FIN") 48, "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109." FIN No. 48 requires that management determine whether a tax position is more likely than not to be sustained upon examination based on the technical merits of the position. Once it is determined that a position meets this recognition threshold, the position is measured to determine the amount of benefit to be recognized in the financial statements. We adopted the provisions of FIN No. 48 on January 1, 2007. As of the date of adoption of FIN No. 48, we did not have any accrued interest or penalties associated with any unrecognized tax positions, and there was no interest expense or expense associated with penalties recognized during the year ended December 31, 2007. The adoption of FIN No. 48 did not have a material effect on our results of operations or financial position.

        In June 2006, the Emerging Issues Task Force of the Financial Accounting Standards Board (the "EITF") reached a conclusion on EITF Issue No. 06-3 "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement." The scope of EITF Issue No. 06-3 includes any tax assessed by a governmental authority that is both imposed on and concurrent with a specific revenue-producing transaction between a seller and a customer, and may include, but is not limited to, sales, use, value added, and some excise taxes. The EITF Issue No. 06-3 requires that the presentation of taxes on either a gross basis (included in revenues and costs) or a net basis (excluded from revenues) and is an accounting policy decision that should be disclosed. We collect services and value added taxes from customers and record these amounts on a net basis, which is within the scope of EITF Issue No. 06-3. EITF Issue No. 06-3 applied to financial reports for interim and annual reporting periods beginning after December 15, 2006. The adoption of EITF Issue No. 06-3 did not have an impact on our results of operations or our financial position.

        In December 2007, the FASB issued SFAS No. 141R, "Business Combinations". SFAS 141R requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values, changes the recognition of assets acquired and liabilities assumed arising from contingencies, changes the recognition and measurement of contingent consideration, and requires the expensing of acquisition-related costs as incurred. SFAS 141R also requires additional disclosure of information surrounding a business combination, such that users of the entity's financial statements can fully understand the nature and financial impact of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The provisions of SFAS 141R will only impact us if we are party to a business combination after the pronouncement has been adopted.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to certain market risks. These risks, which include interest rate risk and foreign currency exchange risk, arise in the normal course of business rather than from trading activities.

Interest Rate Risk

        Our cash flow exposure due to changes in interest rates related to our debt is limited as our 1.00% $200.0 million Convertible Senior Notes (the "Notes") have a fixed interest rate. The fair value of the Notes may increase or decrease for various reasons, including fluctuations in the market price of our common stock, fluctuations in market interest rates and fluctuations in general economic conditions. Based upon the quoted market price at December 31, 2007, the fair value of our Notes was approximately $184.0 million.

        Our interest income is sensitive to changes in the general level of interest rates. However, based upon the nature and current level of our investments, which are primarily money market funds included in cash and cash equivalents, we believe that there is no material interest rate exposure related to our investments.

Foreign Currency Exchange Risk

        Our European and Canadian operations expose us to potentially unfavorable adverse movements in foreign currency rate changes. We have not entered into forward exchange contracts related to our foreign currency exposure. While we record financial results from our European and Canadian operations in euros and the Canadian dollar, respectively, these results are reflected in our consolidated financial statements in U.S. dollars. The assets and liabilities associated with our European and Canadian operations are translated into U.S. dollars and reflected in our consolidated financial statements in U.S. dollars. Therefore, our reported results are exposed to fluctuations in the exchange rates between the U.S. dollar and the euro and the Canadian dollar. In addition, we fund the euro-based operating expenses and associated cash flow requirements of our European operations, including IRU and expansion related obligations, in U.S. dollars. Accordingly, in the event that the euro strengthens versus the dollar to a greater extent than planned the revenues, expenses and cash flows associated with our European operations may be significantly higher in U.S.-dollar terms than planned.

ITEM 8.    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Cogent Communications Group, Inc.

        We have audited the accompanying consolidated balance sheets of Cogent Communications Group, Inc. and subsidiaries (the "Company") as of December 31, 2006 and 2007, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the index at 15(a) 2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cogent Communications Group, Inc. and subsidiaries at December 31, 2006 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 1 to the consolidated financial statements, in 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share Based Payment.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cogent Communications Group, Inc.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, VA
February 26, 2008

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2006 AND 2007

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	2006	2007
Assets
Current assets:
Cash and cash equivalents	$42,642	$177,021
Short term investments ($0 and $812 restricted, respectively)	80	812
Accounts receivable, net of allowance for doubtful accounts of $1,233 and $1,159, respectively	20,053	21,760
Prepaid expenses and other current assets	5,339	6,636

Total current assets	68,114	206,229
Property and equipment:
Property and equipment	512,321	561,907
Accumulated depreciation and amortization	(249,053)	(316,487)

Total property and equipment, net	263,268	245,420
Intangible assets, net	1,150	165
Deposits and other assets ($1,118 and $306 restricted, respectively)	4,344	3,511

Total assets	$336,876	$455,325

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$9,096	$12,868
Accrued and other current liabilities	11,779	12,891
Convertible subordinated notes, net of discount of $1,213	8,978	—
Current maturities, capital lease obligations	6,027	7,717

Total current liabilities	35,880	33,476
Capital lease obligations, net of current maturities	82,019	84,857
Convertible senior notes, net of discount of $4,133	—	195,867
Other long term liabilities	3,345	2,295

Total liabilities	121,244	316,495

Commitments and contingencies
Stockholders' equity:
Common stock, $0.001 par value; 75,000,000 shares authorized; 48,928,108 and 47,929,874 shares issued and outstanding, respectively	49	48
Additional paid-in capital	478,140	430,402
Stock purchase warrants	764	764
Accumulated other comprehensive income—foreign currency translation adjustment	1,638	3,600
Accumulated deficit	(264,959)	(295,984)

Total stockholders' equity	215,632	138,830

Total liabilities and stockholders' equity	$336,876	$455,325

The accompanying notes are an integral part of these consolidated balance sheets.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2005, DECEMBER 31, 2006 AND DECEMBER 31, 2007

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	2005	2006	2007
Service revenue, net	$135,213	$149,071	$185,663
Operating expenses:
Network operations (including $399, $315 and $208 of equity-based compensation expense, respectively, exclusive of amounts shown separately)	86,193	80,421	87,756
Selling, general, and administrative (including $12,906, $10,194 and $10,176 of equity-based compensation expense, and $4,574, $2,584 and $2,005 of bad debt expense, respectively)	54,250	56,787	62,187
Lease restructuring charge	1,319	—	—
Depreciation and amortization	55,600	58,414	65,638

Total operating expenses	197,362	195,622	215,581

Operating loss	(62,149)	(46,551)	(29,918)
Gain—Cisco credit facility	842	—	—
Gains—lease obligation restructurings	844	255	2,110
Gains—disposition of assets	3,372	254	95
Interest income and other	1,320	2,969	6,914
Interest expense	(11,747)	(10,684)	(10,226)

Net loss	$(67,518)	$(53,757)	$(31,025)

Net loss per common share:
Basic and diluted net loss per common share	$(1.96)	$(1.16)	$(0.65)

Weighted-average common shares—basic and diluted	34,439,937	46,343,372	47,800,159

The accompanying notes are an integral part of these consolidated statements.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2005 DECEMBER 31, 2006 AND DECEMBER 31, 2007
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	Common Stock						Preferred Stock—F		Preferred Stock—G		Preferred Stock—H		Preferred Stock—I
			Additional Paid-in Capital	Deferred Compensation		Stock Purchase Warrants
	Shares	Amount			Treasury Stock		Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2004	827,487	1	236,692	(22,533)	(90)	764	11,000	10,904	41,021	40,778	45,821	44,309	2,575	2,545
Total, December 31, 2004
Forfeitures of shares granted to employees	(23,069)	—	(686)	697	—	—	—	—	—	—	(14)	(11)	—	—
Equity-based compensation	—	—	—	13,306	—	—	—	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuances of common stock, net	11,719,231	11	64,712	(1,150)	—	—	—	—	—	—	—	—	—	—
Conversion of preferred stock into common stock	31,569,003	32	139,782	—	—	—	(11,000)	(10,904)	(41,021)	(40,778)	(45,807)	(44,298)	(2,575)	(2,545)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—

Balance at December 31, 2005	44,092,652	44	440,500	(9,680)	(90)	764	—	—	—	—	—	—	—	—
Total, December 31, 2005
Forfeitures of shares granted to employees	(646)	—	—	—	—	—	—	—	—	—	—	—	—	—
Adoption of SFAS 123(R)—reclassification of deferred compensation	—	—	(9,680)	9,680	—	—	—	—	—	—	—	—	—	—
Equity-based compensation	—	—	10,509	—	—	—	—	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuances of common stock, net	4,732,500	5	36,474	—	—	—	—	—	—	—	—	—	—	—
Exercises of options	103,602	—	427	—	—	—
Treasury stock retirement	—	—	(90)	—	90	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—

Balance at December 31, 2006	48,928,108	49	478,140	—	—	764	—	—	—	—	—	—	—	—
Total, December 31, 2006
Forfeitures of shares granted to employees	(22,659)	—	—	—	—	—	—	—	—	—	—	—	—	—
Equity-based compensation	—	—	11,105	—	—	—	—	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuances of common stock, net	1,033,404	1	—	—	—	—	—	—	—	—	—	—	—	—
Exercises of options	216,311	—	1,103	—	—	—	—	—	—	—	—	—	—	—
Common stock purchases and retirement	(2,225,290)	(2)	(59,946)	—	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—

Balance at December 31, 2007	47,929,874	$48	$430,402	$—	$—	$764	—	$—	—	$—	—	$—	—	$—

Total, December 31, 2007

The accompanying notes are an integral part of these consolidated statements.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2005 DECEMBER 31, 2006 AND DECEMBER 31, 2007
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	Preferred Stock—J		Preferred Stock—K		Preferred Stock—L		Preferred Stock—M
									Foreign Currency Translation Adjustment	Accumulated Deficit	Total Stockholder's Equity	Comprehensive Loss
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2004	3,891	19,421	2,600	2,588	185	927	3,701	18,353	1,515	(143,684)	212,490
Total, Year Ended December 31, 2004												(88,773)
Forfeitures of shares granted to employees	—	—	—	—	—	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	13,306	—
Foreign currency translation	—	—	—	—	—	—	—	—	(850)	—	(850)	(850)
Issuances of common stock, net	—	—	—	—	—	—	—	—	—	—	63,573	—
Conversion of preferred stock into common stock	(3,891)	(19,421)	(2,600)	(2,588)	(185)	(927)	(3,701)	(18,353)	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(67,518)	(67,518)	(67,518)

Balance at December 31, 2005	—	—	—	—	—	—	—	—	665	(211,202)	221,001
Total, Year Ended December 31, 2005												(68,368)

Forfeitures of shares granted to employees	—	—	—	—	—	—	—	—	—	—	—	—
Adoption of SFAS 123(R)—reclassification of deferred compensation	—	—	—	—	—	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	10,509	—
Foreign currency translation	—	—	—	—	—	—	—	—	973	—	973	973
Issuances of common stock, net	—	—	—	—	—	—	—	—	—	—	36,479	—
Exercises of options	—	—	—	—	—	—	—	—	—	—	427	—
Treasury stock retirement	—	—	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(53,757)	(53,757)	(53,757)

Balance at December 31, 2006	—	—	—	—	—	—	—	—	1,638	(264,959)	215,632
Total, Year Ended December 31, 2006												(52,784)

Forfeitures of shares granted to employees	—	—	—	—	—	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	11,105	—
Foreign currency translation	—	—	—	—	—	—	—	—	1,962	—	1,962	1,962
Issuances of common stock, net	—	—	—	—	—	—	—	—	—	—	1	—
Exercises of options	—	—	—	—	—	—	—	—	—	—	1,103	—
Common stock purchases and retirement	—	—	—	—	—	—	—	—	—	—	(59,948)	—
Net loss	—	—	—	—	—	—	—	—	—	(31,025)	(31,025)	(31,025)

Balance at December 31, 2007	—	$—	—	$—	—	$—	—	$—	$3,600	$(295,984)	$138,830

Total, Year Ended December 31, 2007												$(29,063)

The accompanying notes are an integral part of these consolidated statements.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2005, DECEMBER 31, 2006 AND DECEMBER 31, 2007

(IN THOUSANDS)

	2005	2006	2007
Cash flows from operating activities:
Net loss	$(67,518)	$(53,757)	$(31,025)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	55,600	58,414	65,638
Amortization of debt discount—convertible notes	1,548	2,265	1,576
Equity-based compensation expense (net of amounts capitalized)	13,305	10,509	10,384
Gains—Cisco credit facility	(842)	—	—
Gains—lease restructurings dispositions of assets and other, net	(3,983)	(540)	(2,853)
Changes in assets and liabilities:
Accounts receivable	(3,645)	(2,758)	(399)
Prepaid expenses and other current assets	34	(1,321)	(679)
Deposits and other assets	(3,700)	563	1,003
Accounts payable, accrued liabilities and other long-term liabilities	139	(8,090)	4,985

Net cash (used in) provided by operating activities	(9,062)	5,285	48,630

Cash flows from investing activities:
Purchases of property and equipment	(17,342)	(21,526)	(30,389)
Purchases of intangible assets	(129)	(100)	—
(Purchases) maturities of short term investments	(774)	1,203	(732)
Purchase of fiber optic network in Germany	(932)	—	—
Proceeds from asset sales	5,122	945	257

Net cash used in investing activities	(14,055)	(19,478)	(30,864)

Cash flows from financing activities:
Proceeds from issuance of senior convertible notes, net	—	—	195,147
Purchases of common stock	—	—	(59,949)
Repayment of convertible subordinated notes	—	—	(10,187)
Proceeds from sales of common stock, net	63,723	36,479	—
Repayment of capital lease obligations	(6,899)	(9,861)	(9,809)
Proceeds from exercises of common stock options	—	427	1,103
Proceeds from issuance of subordinated note	10,000	—	—
Repayment of subordinated note	(10,000)	—	—
Repayment of Cisco note	(17,000)	—	—
Borrowings under credit facility	10,000	—	—
Repayments under credit facility	(10,000)	—	—

Net cash provided by financing activities	39,824	27,045	116,305

Effect of exchange rate changes on cash	(668)	(93)	308

Net increase in cash and cash equivalents	16,039	12,759	134,379
Cash and cash equivalents, beginning of year	13,844	29,883	42,642

Cash and cash equivalents, end of year	$29,883	$42,642	$177,021

Supplemental disclosures of cash flow information:
Cash paid for interest	$12,598	$12,235	$9,248
Non-cash financing activities—
Capital lease obligations incurred	1,213	2,087	11,498

The accompanying notes are an integral part of these consolidated statements.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005, 2006 and 2007

1.     Description of the business and summary of significant accounting policies:

Description of business

        Cogent Communications Group, Inc. (the "Company") is a Delaware corporation and is headquartered in Washington, DC. The Company is a facilities-based provider of low-cost, high-speed Internet access and Internet Protocol ("IP") communications services. The Company's network is specifically designed and optimized to transmit data using IP. The Company delivers its services to small and medium-sized businesses, communications service providers and other bandwidth-intensive organizations through approximately 15,000 customer connections in North America and Europe.

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

Reclassification

        Certain previously reported December 31, 2006 balance sheet amounts have been reclassified in order to be consistent with the December 31, 2007 presentation.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2005, 2006 and 2007

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

Revenue recognition and allowance for doubtful accounts

        The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition." The Company's service offerings consist of telecommunications services provided under month-to-month or annual contracts billed monthly in advance. Net revenues from telecommunication services are recognized when the services are performed, evidence of an arrangement exists, the fee is fixed and determinable and collection is probable. The probability of collection is determined by an analysis of a new customer's credit history and historical payment patterns for existing customers. Service discounts and incentives related to telecommunication services are recorded as a reduction of revenue when granted. Fees billed in connection with customer installations are deferred and recognized ratably over the estimated customer life determined by a historical analysis of customer retention.

        The Company invoices certain customers for amounts contractually due for unfulfilled minimum contractual obligations and recognizes a corresponding sales allowance equal to this revenue resulting in the recognition of no net revenue at the time the customer is billed. The Company vigorously seeks payment of these amounts. The Company recognizes net revenue as these billings are collected in cash.

        The Company establishes a valuation allowance for doubtful accounts and other sales credit adjustments. Valuation allowances for sales credits are established through a reduction of revenue, while valuation allowances for doubtful accounts are established through a charge to selling, general and administrative expenses. The Company assesses the adequacy of these reserves by evaluating general factors, such as the length of time individual receivables are past due, historical collection experience, and changes in the credit worthiness of its customers. If circumstances relating to specific customers change or economic conditions change such that the Company's past collection experience and assessment of the economic environment are no longer appropriate, the Company's estimate of the recoverability of its trade receivables could be impacted.

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

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2005, 2006 and 2007

Foreign currency translation adjustment and comprehensive income (loss)

        The functional currency of Cogent Canada is the Canadian dollar. The functional currency of Cogent Europe is the euro. The consolidated financial statements of Cogent Canada, and Cogent Europe, are translated into U.S. dollars using the period-end foreign currency exchange rates for assets and liabilities and the average foreign currency exchange rates for revenues and expenses. Gains and losses on translation of the accounts of the Company's non-U.S. operations are accumulated and reported as a component of other comprehensive income (loss) in stockholders' equity.

        Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting of Comprehensive Income" requires "comprehensive income" and the components of "other comprehensive income" to be reported in the financial statements and/or notes thereto. The Company's only components of "other comprehensive income" are currency translation adjustments for all periods presented.

Financial instruments

        The Company considers all highly liquid investments with an original maturity of three months or less at purchase to be cash equivalents. The Company determines the appropriate classification of its investments at the time of purchase and evaluates such designation at each balance sheet date. At December 31, 2006 and 2007, the Company's investments consisted of money market accounts (included in cash equivalents) and certificates of deposit.

        At December 31, 2006 and 2007, the carrying amount of cash and cash equivalents, short-term investments, accounts receivable, prepaid and other current assets, accounts payable, and accrued expenses approximated fair value because of the short-term nature of these instruments. Based upon the quoted market price at December 31, 2007, the fair value of the Company's $200.0 million convertible senior notes was approximately $184.0 million.

Short-term investments

        Short-term investments consist of certificates of deposit with original maturities beyond three months, but less than twelve months. Such short-term investments are carried at amortized cost, which approximates fair value due to the short period of time to maturity. Investments underlying the Company's cash equivalents and short-term investments are classified as "held-to-maturity" in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

        The Company was party to letters of credit totaling approximately $1.0 million as of December 31, 2006 and December 31, 2007. These letters of credit are secured by certificates of deposit of approximately $1.1 million at December 31, 2006 and December 31, 2007, that are restricted and included in short-term investments and other assets.

Credit risk

        The Company's assets that are exposed to credit risk consist of its cash and cash equivalents, short-term investments, other assets and accounts receivable. As of December 31, 2006 and 2007, approximately $37.4 million (4 funds) and $171.9 million (7 funds) of the Company's cash equivalents were invested in money market funds. The largest amount in an individual fund was $30.9 million at December 31, 2006 and $50.7 million at December 31, 2007. The Company places its cash equivalents and short-term investments in instruments that meet high-quality credit standards as specified in the Company's investment policy guidelines. Accounts receivable are due from customers located in major

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2005, 2006 and 2007

metropolitan areas in the United States, Europe and Canada. Receivables from the Company's net centric (wholesale) customers and customers obtained through business combinations are subject to a higher degree of credit risk than other customers.

Property and equipment

        Property and equipment are recorded at cost and depreciated once deployed using the straight-line method over the estimated useful lives of the assets. Useful lives are determined based on historical usage with consideration given to technological changes and trends in the industry that could impact the asset utilization. System infrastructure costs include the capitalized compensation costs of employees directly involved with construction activities and costs incurred by third party contractors. Assets and liabilities under capital leases are recorded at the lesser of the present value of the aggregate future minimum lease payments or the fair value of the assets under lease. Leasehold improvements include costs associated with building improvements. The Company determines the number of renewal option periods, if any, included in the lease term for purposes of amortizing leasehold improvements based upon its assessment at the inception of the lease of the number of option periods that are reasonably assured in accordance with SFAS No. 13 "Accounting for Leases." Expenditures for maintenance and repairs are expensed as incurred.

        Depreciation and amortization periods are as follows:

Type of asset	Depreciation or amortization period
Indefeasible rights of use (IRUs)	Shorter of useful life or IRU lease agreement; generally 15 to 20 years, beginning when the IRU is ready for use
Network equipment	3 to 8 years
Leasehold improvements	Shorter of lease term or useful life
Software	5 years
Owned buildings	40 years
Office and other equipment	3 to 7 years
System infrastructure	5 to 10 years

Long-lived assets

        The Company's long-lived assets include property and equipment and identifiable intangible assets. These long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Pursuant to SFAS No. 144, impairment is determined by comparing the carrying value of these long-lived assets to management's probability weighted estimate of the future undiscounted cash flows expected to result from the use of the assets. In the event an impairment exists, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset, which would be determined by using quoted market prices or valuation techniques such as the discounted present value of expected future cash flows, appraisals, or other pricing models. Management believes that no such impairment existed as of December 31, 2006 or 2007. In the event there are changes in the planned use of the Company's long-term assets or the Company's expected future undiscounted cash flows are reduced significantly, the Company's assessment of its ability to recover the carrying value of these assets under SFAS No. 144 could change.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2005, 2006 and 2007

Asset retirement obligations

        In accordance with SFAS No. 143, "Accounting for Asset Retirement Obligations," the fair value of a liability for an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company records changes in the liability for an asset retirement obligation due to passage of time using the effective interest rate method. The interest rate used to measure that change is the credit-adjusted risk-free rate that existed when the liability was initially measured.

Convertible Senior Notes

        The Company evaluated the embedded conversion option of its 1.00% Convertible Senior Notes (the "Notes") in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", EITF Issue No. 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company's Own Stock" and EITF Issue No. 01-6 "The Meaning of Indexed to a Company's Own Stock." The Company concluded that the embedded conversion option contained within the Notes should not be accounted for separately because the conversion option is indexed to the Company's common stock and would be classified within stockholders' equity, if issued on a standalone basis.

        The Company also evaluated the terms of the Notes for a beneficial conversion feature in accordance with EITF No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF No. 00-27, "Application of Issue 98-5 to Certain Convertible Instruments." The Company concluded that there was no beneficial conversion feature at the commitment date based on the conversion rate of the Notes relative to the commitment date stock price. The Company continues to evaluate potential future beneficial conversion charges based upon potential future triggering conversion events.

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

        In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. ("FIN") 48, "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109." FIN No. 48 requires that management determine whether a tax position is more likely than not to be sustained upon examination based on the technical merits of the position. Once it is determined that a position meets this recognition threshold, the position is measured to determine the amount of benefit to be recognized in the financial statements. The Company adopted the provisions of FIN No. 48 on January 1, 2007. As a result of adopting FIN No. 48, the Company did not recognize any previously unrecognized tax positions. The adoption of FIN No. 48 did not have a material effect on the Company's results of operations or financial position. The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. There was no interest expense or expense associated with penalties recognized during the year ended December 31, 2007.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2005, 2006 and 2007

        The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is subject to U.S. federal tax and state tax examinations for years from 2004 to 2007. The Company is subject to tax examinations in its foreign jurisdictions generally for years from 2001 to 2007. Management does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

Equity-based compensation

        Prior to January 1, 2006, the Company accounted for its equity-based compensation under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("Opinion 25"), and related Interpretations, as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation." Effective January 1, 2006, the Company adopted SFAS No. 123(R), "Share-Based Payment", using the modified-prospective transition method.

        Under the modified-prospective transition method, compensation cost recognized includes: (a) compensation cost for all equity-based payments granted prior to but not yet vested as of January 1, 2006, based on the grant date fair value, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value. Results for prior periods have not been restated. As a result of adopting SFAS No. 123(R), the Company's net loss for the year ended December 31, 2006, was approximately $0.7 million greater than if it had continued to account for share-based compensation under Opinion 25. Upon the adoption of SFAS No. 123(R), $9.7 million of deferred compensation was offset against additional paid-in-capital.

        Pro forma information regarding net loss and net loss per share is required by SFAS No. 123 and, in periods prior to January 1, 2006, had been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model.

        The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 for the year ended December 31, 2005 (in thousands except per share amounts):

Year Ended December 31, 2005
Net loss available to common shareholders, as reported	$(67,518)
Add: equity-based compensation expense included in reported net loss, net of related tax effects	13,305
Deduct: total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(13,918)

Pro forma—net loss available to common shareholders	$(68,131)

Loss per share available to common shareholders, as reported—basic and diluted	$(1.96)

Pro forma loss per share available to common shareholders—basic and diluted	$(1.98)

        The weighted-average per share grant date fair value of options for common stock was $4.95 in 2005, $6.16 in 2006 and $12.27 in 2007.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2005, 2006 and 2007

        The following assumptions were used for determining the fair value of options granted in the three years ended December 31, 2007:

	Year Ended December 31, 2005	Year Ended December 31, 2006	Year Ended December 31, 2007
Dividend yield	0.0%	0.0%	0.0%
Expected volatility—average	159.8%	58.2%	55.1%
Risk-free interest rate—average	4.1%	4.8%	4.5%
Expected life of the option term (in years)	5.0	5.0	5.9

Basic and diluted net loss per common share

        Net loss per share is presented in accordance with the provisions of SFAS No. 128 "Earnings per Share." SFAS No. 128 requires a presentation of basic EPS and diluted EPS. Basic EPS excludes dilution for common stock equivalents and is computed by dividing net income or loss available to common stockholders by the weighted-average number of common shares outstanding for the period, adjusted, using the if-converted method, for the effect of common stock equivalents arising from the assumed conversion of participating convertible securities, if dilutive. Diluted net loss per common share is based on the weighted-average number of shares of common stock outstanding during each period, adjusted for the effect of common stock equivalents arising from the assumed exercise of stock options, warrants, the conversion of debt, preferred stock and participating convertible securities, if dilutive. Using the "if-converted" method, the shares issuable upon conversion of the 1.00% Convertible Senior Notes (the "Notes") were anti-dilutive for the year ended December 31, 2007. Accordingly, their impact has been excluded from the computation of diluted loss per share. The Notes are convertible into shares of the Company's Common stock at an initial conversion price of $49.18 per share, yielding 4.1 million common shares, subject to certain adjustments set forth in the indenture. Common stock equivalents have also been excluded from the net loss per share calculations for all periods presented because their effect would be anti-dilutive.

        For the years ended December 31, 2005, 2006 and 2007 options to purchase 1.2 million, 1.2 million shares and 1.1 million shares of common stock at weighted-average exercise prices of $2.68, $2.73 and $5.75 per share, respectively, are not included in the computation of diluted earnings per share as they are anti-dilutive. Unvested restricted stock is not included in the computation of earnings per share until vested. For the years ended December 31, 2005, 2006 and 2007, 0.3 million shares, 0.4 million shares and 1.2 million shares of unvested restricted stock, respectively, are not included in the computation of basic earnings per share and will be included as this stock vests.

Recent accounting pronouncements

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FSP No. 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" and FSP No. 157-2, "Effective Date of FASB Statement No. 157" as amendments to SFAS 157, which exclude lease transactions from the scope of SFAS 157 and also defer the effective date of the adoption of SFAS 157 for non-financial

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2005, 2006 and 2007

assets and non-financial liabilities that are nonrecurring. The provisions of SFAS 157 are effective for the fiscal year beginning January 1, 2008, except for certain non-financial assets and liabilities for which the effective date has been deferred to January 1, 2009. The adoption of SFAS 157 and its related pronouncements are not expected to have a material effect on the Company's consolidated financial position, results of operations or cash flows.

        In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 will be effective for the first fiscal year that begins after November 15, 2007. The Company will not adopt the alternative provided in this statement.

        In June 2006, the Emerging Issues Task Force of the Financial Accounting Standards Board (the "EITF") reached a conclusion on EITF Issue No. 06-3 "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement." The scope of EITF Issue No. 06-3 includes any tax assessed by a governmental authority that is both imposed on and concurrent with a specific revenue-producing transaction between a seller and a customer, and may include, but is not limited to, sales, use, value added, and some excise taxes. EITF Issue No. 06-3 requires that the presentation of taxes on either a gross basis (included in revenues and costs) or a net basis (excluded from revenues) and is an accounting policy decision that should be disclosed. The Company collects services and value added taxes from customers and records these amounts on a net basis, which is within the scope of EITF Issue No. 06-3. EITF Issue No. 06-3 applied to financial reports for interim and annual reporting periods beginning after December 15, 2006. The adoption of EITF Issue No. 06-3 did not have any impact on the Company's results of operations or financial position.

        In December 2007, the FASB issued SFAS No. 141R, "Business Combinations". SFAS 141R requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values, changes the recognition of assets acquired and liabilities assumed arising from contingencies, changes the recognition and measurement of contingent consideration, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R also requires additional disclosure of information surrounding a business combination, such that users of the entity's financial statements can fully understand the nature and financial impact of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The provisions of SFAS No. 141R will only impact us if the Company is party to a business combination after the pronouncement has been adopted.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2005, 2006 and 2007

2.     Property and equipment:

        Property and equipment consisted of the following (in thousands):

	December 31,
	2006	2007
Owned assets:
Network equipment	$244,688	$267,538
Leasehold improvements	68,452	75,865
System infrastructure	38,670	42,344
Software	7,800	7,867
Office and other equipment	7,395	8,720
Buildings	1,418	1,623
Land	125	139

	368,548	404,096
Less—Accumulated depreciation and amortization	(213,625)	(272,321)

	154,923	131,775
Assets under capital leases:
IRUs	143,773	157,811
Less—Accumulated depreciation and amortization	(35,428)	(44,166)

	108,345	113,645

Property and equipment, net	$263,268	$245,420

        Depreciation and amortization expense related to property and equipment and capital leases was $53.7 million, $56.8 million and $64.5 million for the years ended December 31, 2005, 2006 and 2007, respectively.

  Asset sales

        In 2005, the Company sold a building and land for net proceeds of $5.1 million. This transaction resulted in a gain of approximately $3.9 million. In 2006, the Company sold another building and land for net proceeds of $0.8 million. This transaction resulted in a gain of approximately $0.3 million.

  Capitalized labor and related costs

        The Company capitalizes the compensation cost of employees directly involved with its construction activities. In 2005, 2006 and 2007, the Company capitalized compensation cost of $2.2 million, $2.1 million and $3.5 million, respectively. These amounts are included in system infrastructure costs.

3.     Accrued and other current liabilities:

Paris office lease—restructuring charge

        In 2004, the French subsidiary of Cogent Europe re-located its Paris headquarters. The estimated net present value of the remaining lease obligation, net of estimated sublease income, was recorded as a lease restructuring charge in 2004. In 2005, the Company revised its estimate for sublease income and

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2005, 2006 and 2007

estimated that the net present value of the remaining lease obligation increased by approximately $1.3 million and recorded an additional lease restructuring charge. A reconciliation of the amounts related to these contract termination costs is as follows (in thousands):

Lease restructuring accrual
Balance—December 31, 2004	$1,611
Amortization of discount	144
Charged to costs—2005	1,319
Effect of exchange rates	(236)
Amounts paid	(1,286)

Balance—December 31, 2005	1,552
Effect of exchange rates	40
Amortization of discount	114
Amounts paid	(1,313)

Balance—December 31, 2006	393
Amortization of discount	7
Amounts paid	(400)

Balance—December 31, 2007	$—

Acquired lease obligations

        In December 2004, the Company accrued for the net present value of estimated cash flows for amounts related to leases of abandoned facilities acquired in an acquisition. In 2005, the Company revised its estimate for sublease income and estimated that the net present value of the remaining lease obligation increased by approximately $1.6 million and recorded a corresponding increase to the acquired intangible assets. In August 2006, the Company placed one of these facilities into service and reversed the associated liability resulting in an increase to other income of approximately $0.4 million. In September 2007, the Company entered into a settlement agreement under which the Company was released from its obligation under one of the facility leases. This settlement agreement resulted in a gain of approximately $2.1 million recorded as a gain on lease restructurings in the accompanying

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2005, 2006 and 2007

consolidated statement of operations for the year ended December 31, 2007. A reconciliation of the amounts related to these contract termination costs is as follows (in thousands):

Acquired unused lease obligations
Assumed obligation—balance December 31, 2004	$1,894
Increase to obligation—2005	1,563
Amortization of discount	105
Amounts paid	(842)

Balance—December 31, 2005	2,720
Amortization of discount	154
Facility placed into service	(395)
Amounts paid	(725)

Balance—December 31, 2006	1,754
Amortization of discount	82
Settlement amount	(1,325)
Amounts paid	(441)

Balance—December 31, 2007 (included in accrued and other current liabilities)	$70

Asset retirement obligations

        The Company provides for asset retirement obligations for certain points of presence in its networks. A reconciliation of the amounts related to these obligations as follows (in thousands):

Asset retirement obligations
Balance—December 31, 2004	$1,202
Effect of exchange rates	(128)
Amortization of discount	45
Amounts paid	(274)

Balance—December 31, 2005	845
Effect of exchange rates	101
Amortization of discount	40

Balance—December 31, 2006	986
Effect of exchange rates	119
Amortization of discount	47

Balance—December 31, 2007 (recorded as other long term liabilities)	$1,152

        Accrued and other current liabilities as of December 31 consist of the following (in thousands):

	2006	2007
General operating expenditures	$5,993	$4,976
Lease restructuring accrual	393	—
Acquired unused lease obligations	512	70
Deferred revenue—short term	1,265	1,642
Payroll and benefits	1,465	2,634
Taxes—non-income based	585	985
Interest	1,566	2,584

Total	$11,779	$12,891

4.     Intangible assets:

        Intangible assets as of December 31 consist of the following (in thousands):

	2006	2007
Peering arrangements	$16,440	$16,440
Customer contracts	12,435	12,545
Trade name	1,764	1,764
Non-compete agreements	431	431
Licenses	615	711

Total	31,685	31,891
Less—accumulated amortization	(30,535)	(31,726)

Intangible assets, net	$1,150	$165

        Intangible assets are being amortized over periods ranging from 12 to 60 months. Intangible assets are amortized on a straight-line basis or using an accelerated method consistent with expected cash flows from the related assets. Amortization expense for the years ended December 31, 2005, 2006 and 2007 was approximately $2.0 million, $1.6 million and $1.1 million, respectively. Future amortization expense related to intangible assets of $0.2 million is expected to be recognized through the year ending December 31, 2009.

5.     Long-term debt and credit facility:

Convertible Senior Notes

        In June 2007, the Company issued 1.00% Convertible Senior Notes (the "Notes") due June 15, 2027, for an aggregate principal amount of $200.0 million in a private offering for resale to qualified institutional buyers pursuant to SEC Rule 144A. The Notes are unsecured and bear interest at 1.00% per annum. The Notes will rank equally with any future senior debt and senior to any future subordinated debt and will be effectively subordinated to all existing and future liabilities of the Company's subsidiaries and to any secured debt the Company may issue, to the extent of the value of the collateral. Interest is payable in cash semiannually in arrears on June 15 and December 15, of each year, beginning on December 15, 2007. The Company received net proceeds from the issuance of the Notes of approximately $195.1 million, after deducting the original issue discount of 2.25% and issuance costs. The Company used $10.6 million of the proceeds to repay principal and accrued interest on its existing convertible subordinated notes on June 15, 2007 and used approximately $50.1 million of the net proceeds to repurchase approximately 1.8 million shares of its common stock concurrently with the Notes offering. These 1.8 million common shares were subsequently retired. The discount and other issuance costs are being amortized to interest expense using the effective interest method through June 15, 2014, which is the earliest put date. The Company intends to use the remaining proceeds for general corporate purposes and to fund the common stock buyback program discussed in Note 8.

Conversion Process and Other Terms of the Notes

        The Notes are convertible into shares of the Company's common stock at an initial conversion price of $49.18 per share, or 20.3355 shares for each $1,000 principal amount of Notes, subject to adjustment for certain events as set forth in the indenture. Depending upon the price of the Company's common stock at the time of conversion, holders of the Notes will receive additional shares of the Company's common stock. Upon conversion of the Notes, the Company will have the right to deliver shares of its common stock, cash or a combination of cash and shares of its common stock. The Notes are convertible (i) during any fiscal quarter after the fiscal quarter ending September 30, 2007, if the closing sale price of the Company's common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter exceeds 130% of the conversion price in effect on the last trading day of the immediately preceding fiscal quarter, or (ii) specified corporate transactions occur, or (iii) the trading price of the Notes falls below a certain threshold, or (iv) if the Company calls the Notes for redemption, or (v) on or after April 15, 2027, until maturity. In addition, following specified corporate transactions, the Company will increase the conversion rate for holders who elect to convert notes in connection with such corporate transactions, provided that in no event may the shares issued upon conversion, as a result of adjustment or otherwise, result in the issuance of more than 35.5872 common shares per $1,000 principal amount or approximately 7.1 million common shares. The Notes include an "Irrevocable Election of Settlement" whereby the Company may choose, in its sole discretion, and without the consent of the holders of the Notes, to waive its right to settle the conversion feature in either cash or stock or in any combination at its option.

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

Convertible Subordinated Notes—Allied Riser

        The Company's $10.2 million 7.50% convertible subordinated notes were recorded at their fair value of approximately $2.9 million in connection with the Allied Riser merger in 2002. The discount was amortized to interest expense through the maturity date. The notes and accrued interest were fully paid in June 2007.

Credit Facility

        The Company had a credit facility with a commercial bank that provides for borrowings up to $20.0 million which matured on April 1, 2007.

Cisco Note

        In June 2005, the Company used a portion of the proceeds from its June 2005 public offering to repay its $17.0 million amended and restated Cisco note. The note was subject to mandatory prepayment in full upon the completion of any equity financing or receipt of loan proceeds in excess of $30.0 million. The repayment of the note resulted in a gain of $0.8 million representing the amount of the estimated future interest payments.

6.     Income taxes:

        The net deferred tax asset is comprised of the following (in thousands):

	December 31
	2006	2007
Net operating loss carry-forwards	$319,768	$344,145
Depreciation	(38,370)	(26,007)
Start-up expenditures	2,838	3,160
Deferred compensation	4,783	6,060
Other	(482)	77
Valuation allowance	(288,537)	(327,435)

Net deferred tax asset	$—	$—

        Due to the uncertainty surrounding the realization of its net deferred tax asset, the Company has recorded a valuation allowance for the full amount of its net deferred tax asset. Should the Company achieve taxable income, its deferred tax assets may be available to offset future income tax liabilities. The Company has combined net operating loss carry-forwards of approximately $1.0 billion. The federal and state net operating loss carry-forwards for the United States of approximately $407 million expire from 2023 to 2027. The Company has net operating loss carry-forwards related to its European operations of approximately $600 million, of which approximately $108 million expire beginning in 2016. The remaining $492 million of European net operating loss carry-forwards do not expire. The federal and state net operating loss carry-forwards of Allied Riser Communications Corporation of approximately $183 million are subject to certain limitations on annual utilization due to the change in ownership as a result of the merger as prescribed by federal and state tax laws. The Company's net operating loss carry-forwards could also be subject to certain additional limitations on annual utilization if certain changes in ownership have occurred or were to occur as prescribed by the laws in the respective jurisdictions.

        The following is a reconciliation of the Federal statutory income tax rate to the effective rate reported in the financial statements.

	2005	2006	2007
Federal income tax benefit at statutory rates	34.0%	34.0%	34.0%
State income tax benefit at statutory rates, net of Federal benefit	4.0	4.0	4.0
Impact of foreign operations	(0.4)	(0.6)	(0.8)
Non-deductible expenses	0.1	7.5	4.7
Change in valuation allowance	(37.7)	(44.9)	(41.9)

Effective income tax rate	—%	—%	—%

7.     Commitments and contingencies:

Capital leases—fiber lease agreements

        The Company has entered into lease agreements with several providers for dark fiber primarily under 15-25 year IRUs with additional renewal terms. These IRUs connect the Company's international backbone fibers with the multi-tenant office buildings and the customers served by the Company. Once the Company has accepted the related fiber route, leases that meet the criteria for treatment as capital leases are recorded as a capital lease obligation and an IRU asset. The future minimum payments under these agreements are as follows (in thousands):

For the year ending December 31,
2008	$15,651
2009	12,025
2010	16,894
2011	10,809
2012	10,803
Thereafter	88,523

Total minimum lease obligations	154,705
Less—amounts representing interest	(62,131)

Present value of minimum lease obligations	92,574
Current maturities	(7,717)

Capital lease obligations, net of current maturities	$84,857

Capital lease obligation amendments

        Cogent Spain negotiated modifications to certain of its IRU capital lease obligations. These modifications have generally reduced IRU lease payments and extended the lease terms. A 2005 lease modification resulted in a gain of approximately $0.8 million. A 2006 lease modification resulted in a gain of approximately $0.3 million. These transactions resulted in gains since the differences between the carrying values of the old IRU obligations and the net present values of the new IRU obligations were greater than the carrying values of the related IRU assets.

Current and potential litigation

        The Company is involved in disputes with certain telephone companies that provide it local circuits or leased optical fibers. The total amount claimed by these vendors is approximately $4.4 million. The Company does not believe any of these amounts are owed to these providers and intends to vigorously defend its position and believes that it has adequately reserved for any potential liability.

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

Operating leases, maintenance and tenant license agreements

        The Company leases office space, network equipment sites, and facilities under operating leases. The Company also enters into building access agreements with the landlords of multi- tenant office buildings. The Company pays fees for the maintenance of its leased dark fiber and in certain cases the

Company connects its customers to its network under operating lease commitments for fiber. Future minimum annual payments under these arrangements are as follows (in thousands):

For the year ending December 31,
2008	$35,145
2009	29,333
2010	25,706
2011	22,696
2012	20,357
Thereafter	92,171

$225,408

        Expenses related to these arrangements was $36.8 million in 2005, $33.8 million in 2006 and $40.5 million in 2007. The Company has sublet certain office space and facilities. Future minimum payments under these sub-lease agreements are approximately $0.5 million, $0.1 million, and $0.1 million for the years ending December 31, 2008 through December 31, 2010, respectively.

Unconditional purchase obligations

        Unconditional purchase obligations for equipment and services totaled approximately $7.3 million at December 31, 2007 and are expected to be fulfilled within one year. As of December 31, 2007 the Company had committed to additional dark fiber IRU lease agreements totaling approximately $40.4 million in future payments for fiber lease and maintenance payments to be paid over periods of up to 20 years. These obligations begin when the related fiber is accepted, which is expected to occur in 2008. Future minimum payments under these obligations are approximately, $8.4 million, $1.9 million, $1.9 million, $1.9 million, and $1.9 million for the years ending December 31, 2008 to December 31, 2012 and approximately $24.4 million, thereafter.

Defined contribution plan

        The Company sponsors a 401(k) defined contribution plan that, effective in August 2007, provides for a Company match. The Company match for 2007 was approximately $0.1 million and was paid in cash.

8.     Stockholders' equity:

Authorized shares

        The Company has 75.0 million of authorized $0.001 par value common shares and 10,000 authorized but unissued shares of $0.001 par value preferred stock. The holders of common stock are entitled to one vote per common share and, subject to any rights of any series of preferred stock, dividends may be declared and paid on the common stock when determined by the Company's Board of Directors.

Second $50.0 Million Common Stock Buyback Program

        In August 2007, the Company's board of directors approved a common stock buyback program (the "Buyback Program"). Under the Buyback Program, the Company is authorized to purchase up to $50.0 million of its common stock prior to December 31, 2008. During 2007 the Company purchased approximately 446,000 shares of its common stock at an average price of $22.19 per share for approximately $9.9 million. From January 1, 2008 to February 26, 2008, the Company purchased approximately 689,000 additional shares of its common stock at an average price of $18.59 per share for approximately $12.8 million. All purchased common shares were subsequently retired.

Treasury stock retirement

        In September 2006, the Company retired its 61,462 shares of treasury stock. As a result, $0.1 million of treasury stock was offset against additional paid-in-capital.

Equity conversion

        In February 2005, holders of the Company's preferred stock elected to convert all of their shares of preferred stock into 31.6 million shares of the Company's common stock. As a result, the Company no longer has outstanding shares of preferred stock. The accounting for this transaction resulted in the elimination of the balances of the Series F through M preferred stock and an increase of approximately $139.8 million to additional paid-in-capital.

Public offerings

        On June 13, 2005, the Company sold 10.0 million shares of common stock at $6.00 per share in a public offering. On June 16, 2005, the underwriters exercised their option to purchase an additional 1.5 million shares of common stock at $6.00 per share. This public offering resulted in net proceeds to the Company of $63.7 million, after underwriting, legal, accounting and printing costs.

        On June 7, 2006, the Company sold 4.35 million shares of common stock at $9.00 per share and certain selling shareholders sold 6.0 million shares of common stock at the same price in a public offering. This public offering resulted in net proceeds to the Company, after underwriting, legal, accounting and printing costs of approximately $36.5 million.

9.     Stock option and award plan:

Incentive Award Plan

        The compensation committee of the board of directors adopted and the stockholders approved, the Company's 2004 Incentive Award Plan, as amended (the "Award Plan"). Stock options granted under the Award Plan generally vest over a four-year period and have a term of ten years. Grants of shares of restricted stock granted under the Award Plan vest over periods ranging from immediate vesting to over a four-year period. Certain option and share grants provide for accelerated vesting if there is a change in control. For grants of restricted stock, when an employee terminates prior to full vesting the employee retains their vested shares and the employees' unvested shares are returned to the plan. For grants of options for common stock, when an employee terminates prior to full vesting the employee may elect to exercise their vested options for a period of ninety days and any unvested options are returned to the plan. Compensation expense for all awards is recognized ratably over the service period. Shares issued to satisfy awards are provided from the Company's authorized shares. In April 2007, the Award Plan was amended to increase the number of authorized shares by 2.0 million. As of December 31, 2007, of the 5.8 million authorized shares under the Award Plan there were a total of 970,000 shares available for grant.

        Stock options activity under the Company's Award Plan during the period from December 31, 2006 to December 31, 2007, was as follows:

	Number of Options	Weighted-average exercise price
Outstanding at December 31, 2006	1,152,976	$2.73
Granted	244,919	$21.84
Cancelled	(64,230)	$15.19
Exercised—intrinsic value $4.5 million; cash received $1.1 million	(212,811)	$5.05

Outstanding at December 31, 2007—$20.4 million intrinsic value and 7.3 years weighted-average remaining contractual term	1,120,854	$5.75

Exercisable at December 31, 2007—$17.0 million intrinsic value and 6.8 years weighted-average remaining contractual term	757,034	$1.20
Expected to vest—$18.0 million intrinsic value and 7.0 years weighted-average remaining contractual term	881,156	$3.36

        Stock options outstanding and exercisable under the Award Plan by price range at December 31, 2007 were as follows:

Range of Exercise Prices	Number Outstanding 12/31/2007	Weighted Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Number Exercisable As of 12/31/2007	Weighted-Average Exercise Price
$0.00 to $0.01 (granted below market value)	624,782	6.72	$0.00	611,071	$0.00
$4.39 to $6.00	241,758	7.01	$5.55	130.606	$5.72
$6.20 to $25.46	228,652	9.05	$19.12	14,463	$9.25
$25.50 to $33.56	25,662	9.45	$28.58	894	$32.00

$0.00 to $33.56	1,120,854	7.32	$5.75	757,034	$1.20

        Compensation expense related to stock options and restricted stock was approximately $13.3 million, $10.5 million and $10.4 million for the years ended December 31, 2005, December 31, 2006 and December 31, 2007, respectively. As of December 31, 2007 there was approximately $22.6 million of total unrecognized compensation cost related to non-vested equity-based compensation awards. That cost is expected to be recognized over a weighted average period of approximately twenty-one months. In January 2007 and 2008, the Company granted approximately 51,000 vested shares of common stock to its non-management Directors resulting in approximately $0.9 million and $1.2 million of equity-based compensation expense, respectively. In January 2008, the Company granted approximately 620,000 shares of common stock to certain employees resulting in approximately $14.7 million of equity-based compensation expense to be amortized over the service periods of three to four years.

        A summary of the Company's non-vested restricted stock awards as of December 31, 2007 and the changes during the year ended December 31, 2007 is as follows:

Non-vested awards	Shares	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2006	370,480	$17.66
Granted	1,033,404	$25.08
Vested	(179,207)	$11.36
Forfeited	(22,659)	$25.46

Non-vested at December 31, 2007	1,202,018	$22.64

        The weighted average per share grant date fair value of restricted stock granted to employees was $4.93 in 2005 (200,000 shares), $18.63 in 2006 (382,500 shares) and $25.08 in 2007 (1,033,404 shares). The fair value was determined using the quoted market price of the Company's common stock on the date of grant. The fair value of shares of restricted stock vested in the years ending December 31, 2005, 2006 and 2007 was approximately $6.0 million, $4.1 million and $4.3 million, respectively.

10.   Related party transactions:

Office lease and equipment purchases

        The Company's headquarters is located in an office building owned by an entity controlled by the Company's Chief Executive Officer. The Company paid $0.4 million in 2005, $0.4 million in 2006 and $0.6 million in 2007 in rent and related costs to this entity. The lease expires in August 2010. In 2007, the Company purchased approximately $0.2 million of equipment from an equipment vendor. One of the Company's directors is also a director of the equipment vendor.

LNG Holdings SA ("LNG")

        In 2006 and 2007, the Company paid approximately $0.2 million and $34,000, respectively, for professional services performed for LNG, a company controlled by the Company's Chief Executive Officer. In 2007, the Company received reimbursement for approximately $0.1 million of professional fees paid for LNG in 2006.

11.   Geographic information:

        Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has one operating segment. Below are the Company's net revenues and long lived assets by geographic region (in thousands):

	Years Ended December 31,
	2005	2006	2007
Service Revenue, net
North America	$108,260	$117,475	$144,696
Europe	26,953	31,596	40,967

Total	$135,213	$149,071	$185,663

	December 31, 2006	December 31, 2007
Long lived assets, net
North America	$221,942	$198,621
Europe	42,476	46,964

Total	$264,418	$245,585

12.   Quarterly financial information (unaudited):

	Three months ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
	(in thousands, except share and per share amounts)
Service revenue, net	$34,447	$36,155	$37,954	$40,515
Network operations, including equity-based compensation expense	20,442	20,177	19,432	20,371
Operating loss	(14,318)	(13,545)	(10,645)	(8,044)
Gains—asset sales and lease obligations	—	—	255	254
Net loss	(16,441)	(15,491)	(11,854)	(9,971)
Net loss per common share—basic and diluted	(0.38)	(0.34)	(0.24)	(0.21)
Weighted-average number of shares outstanding—basic and diluted	43,841,837	45,099,826	48,463,130	48,510,716

	Three months ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
	(in thousands, except share and per share amounts)
Service revenue, net	$43,621	$45,108	$46,969	$49,965
Network operations, including equity-based compensation expense	21,064	21,502	22,771	22,460
Operating loss	(7,482)	(7,743)	(7,941)	(6,753)
Gains—asset sales and lease obligations	13	—	2,110	82
Net loss	(9,404)	(9,192)	(5,423)	(7,006)
Net loss per common share—basic and diluted	(0.19)	(0.19)	(0.12)	(0.15)
Weighted-average number of shares outstanding—basic and diluted	48,655,385	48,378,853	47,073,070	46,885,843

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

MANAGEMENT'S REPORT ON INTERNAL CONTROL
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

        We have assessed our internal control system in relation to criteria for effective internal control over financial reporting described in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based upon these criteria, we believe that, as of December 31, 2007, our system of internal control over financial reporting was effective.

        The independent registered public accounting firm, Ernst & Young LLP, has audited our 2007 financial statements. Ernst & Young LLP was given unrestricted access to all financial records and related data, including minutes of all meetings of stockholders, the Board of Directors and committees of the Board. Ernst & Young LLP has issued an unqualified report on our 2007 financial statements as a result of the audit and also has issued an unqualified report on our internal control over financial reporting which is attached hereto.

Cogent Communications Group, Inc.
February 26, 2008
By:	/s/ DAVID SCHAEFFER David Schaeffer Chief Executive Officer
/s/ THADDEUS WEED Thaddeus Weed Chief Financial Officer

Report of Independent Registered Public Accounting Firm
On Internal Control over Financial Reporting

The Board of Directors and Stockholders of Cogent Communications Group, Inc.

        We have audited Cogent Communications Group, Inc.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cogent Communications Group, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Cogent Communications Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cogent Communications Group, Inc. and subsidiaries as of December 31, 2006 and 2007, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2007 of Cogent Communications Group, Inc. and subsidiaries and our report dated February 26, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, VA
February 26, 2008

ITEM 9B.    OTHER INFORMATION

        Not applicable.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this Item 10 is incorporated in this report by reference to the information set forth under the captions entitled "Election of Directors," "The Board of Directors and Committees," and "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2008 Proxy Statement for the 2008 Annual Meeting of Stockholders, which is expected to be filed with the Commission within 120 days after the close of our fiscal year.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this Item 11 is incorporated in this report by reference to the information set forth under the captions entitled "The Board of Directors and Committees," "Executive Compensation", "Employment Agreements", "Compensation Committee Report on Executive Compensation," and "Compensation Committee Interlocks and Insider Participation" in the 2008 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this Item 12 is incorporated in this report by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 2008 Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item 13 is incorporated in this report by reference to the information set forth under the caption "Certain Transactions" in the 2008 Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this Item 14 is incorporated in this report by reference to the information set forth under the caption "Relationship With Independent Public Accountants" in the 2008 Proxy Statement.

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
3.1	Fifth Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.1 to our Annual Report on Form 10-K, filed on March 31, 2005, and incorporated herein by reference)
3.2	Amended and Restated Bylaws in effect from September 17, 2007 (previously filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q, filed on November 8, 2007, and incorporated herein by reference)
4.1
Indenture related to the Convertible Senior Notes due 2027, dated as June 11, 2007, between Cogent Communications Group, Inc. and Wells Fargo Bank, N.A., as trustee (including form of 1.00% Convertible Senior Notes due 2027) (previously filed as Exhibit 4.1 to our Periodic Report on Form 8-K, filed on June 12, 2007, and incorporated herein by reference)
4.2	Form of 1.00% Convertible Senior Notes due 2027 ((previously filed as Exhibit A to the Exhibit 4.1 to our Periodic Report on Form 8-K, filed on June 12, 2007, and incorporated herein by reference)
4.3
Registration Rights Agreement, dated as of June 11, 2007, by and among Cogent Communications Group, Inc. and Bear, Stearns & Co. Inc., UBS Securities LLC, RBC Capital Markets Corporation and Cowen and Company, LLC (previously filed as Exhibit 4.3 to our Periodic Report on Form 8-K, filed on June 12, 2007, and incorporated herein by reference)
10.1
Seventh Amended and Restated Registration Rights Agreement of Cogent Communications Group, Inc., dated October 26, 2004 (previously filed as Exhibit 10.2 to our Annual Report on Form 10-K, filed on March 31, 2005, and incorporated herein by reference)

10.2
Fiber Optic Network Leased Fiber Agreement, dated February 7, 2000, by and between Cogent Communications, Inc. and Metromedia Fiber Network Services, Inc., as amended July 19, 2001 (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-4, Commission File No. 333-71684, filed on October 16, 2001) *
10.3
Dark Fiber IRU Agreement, dated April 14, 2000, between WilTel Communications, Inc. and Cogent Communications, Inc., as amended June 27, 2000, December 11, 2000, January 26, 2001, and February 21, 2001 (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-4, Commission File No. 333-71684, filed on October 16, 2001) *
10.4
David Schaeffer Employment Agreement with Cogent Communications Group, Inc., dated February 7, 2000 (incorporated by reference to Exhibit 10.6 to our Registration Statement on Form S-4, Commission File No. 333-71684, filed on October 16, 2001)
10.5
Form of Restricted Stock Agreement relating to Series H Participating Convertible Preferred Stock (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-8, Commission File No. 333-108702, filed on September 11, 2003)
10.6
Lease for Headquarters Space by and between 6715 Kenilworth Avenue Partnership and Cogent Communications Group, Inc., dated September 1, 2000 (incorporated by reference to Exhibit 10.10 to our Registration Statement on Form S-4, Commission File No. 333-71684, filed on October 16, 2001)
10.7
Renewal of Lease for Headquarters Space, by and between 6715 Kenilworth Avenue Partnership and Cogent Communications Group, Inc., dated August 5, 2003 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed on November 14, 2003)
10.8
The Amended and Restated Cogent Communications Group, Inc. 2000 Equity Plan (incorporated by reference to Exhibit 10.12 to our Registration Statement on Form S-4, Commission File No. 333-71684, filed on October 16, 2001)
10.9
2003 Incentive Award Plan of Cogent Communications Group, Inc. (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-8, Commission File No. 333-108702, filed on September 11, 2003)
10.10	2004 Incentive Award Plan of Cogent Communications Group, Inc. (as amended and restated through June 20, 2007 and filed herewith)
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

10.16
Extension of Lease for Headquarters Space, by and between 6715 Kenilworth Avenue Partnership and Cogent Communications Group, Inc., dated February 3, 2005 (previously filed as Exhibit 10.27 to our Annual Report on Form 10-K, filed on March 31, 2005, and incorporated herein by reference)
10.17	Notice of Grant, dated November 4, 2005, made to David Schaeffer (previously filed as Exhibit 10.1 to our Periodic Report on Form 8-K, filed on November 7, 2005, and incorporated herein by reference)
10.18
Extension of Lease for Headquarters Space to August 31, 2006, by and between 6715 Kenilworth Avenue Partnership and Cogent Communications Group, Inc., dated July 21, 2005 (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-K, filed on August 15, 2005, and incorporated herein by reference)
10.19
Option for extension of Lease for Headquarters Space to August 31, 2007, by and between 6715 Kenilworth Avenue Partnership and Cogent Communications Group, Inc., dated July 21, 2005 (previously filed as Exhibit 10.2 to our Quarterly Report on Form 10-K, filed on August 15, 2005, and incorporated herein by reference)
10.20
Extension of Lease for headquarters space to August 31, 2010, by and between 6715 Kenilworth Avenue Partnership and Cogent Communications Group, Inc., dated June 20, 2006 (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed on August 8, 2006, and incorporated herein by reference)
10.21
Jeffery S. Karnes Employment Agreement with Cogent Communications Group, Inc., dated May 17, 2004 (previously filed as Exhibit 10.25 to our Annual Report on Form 10-K, filed on March 14, 2007, and incorporated herein by reference)
10.22
David Schaeffer Amendment No. 2 to Employment Agreement with Cogent Communications Group, Inc., dated as of March 12, 2007 (previously filed as Exhibit 10.26 to our Annual Report on Form 10-K, filed on March 14, 2007, and incorporated herein by reference)
10.23
Robert N. Beury, Jr. Employment Agreement with Cogent Communications Group, Inc., dated as of March 12, 2007 (previously filed as Exhibit 10.27 to our Annual Report on Form 10-K, filed on March 14, 2007, and incorporated herein by reference)
10.24
Thaddeus G. Weed Employment Agreements, dated September 25, 2003 through October 26, 2006 (previously filed as Exhibit 10.28 to our Annual Report on Form 10-K, filed on March 14, 2007, and incorporated herein by reference)
10.25
Amendment No. 3 to Employment Agreement of Dave Schaeffer, dated as of August 7, 2007 (previously filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed on August 8, 2007, and incorporated herein by reference)
10.26	Form of Restricted Stock Agreement made to Vice Presidents and certain other employees on January 1, 2008 (filed herewith)
10.27	Form of Restricted Stock Agreement made to Mr. Schaeffer on January 1, 2008 (filed herewith)
21.1	Subsidiaries (filed herewith)
23.1	Consent of Ernst & Young LLP (filed herewith)
31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer (filed herewith)
32.2	Certification of Chief Financial Officer (filed herewith)

Schedule II

COGENT COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses(a)	Deductions	Balance at End of Period
Allowance for doubtful accounts (deducted from accounts receivable)
Year ended December 31, 2005	$3,229	$4,831	$6,623	$1,437
Year ended December 31, 2006	$1,437	$3,410	$3,614	$1,233
Year ended December 31, 2007	$1,233	$2,705	$2,779	$1,159
Allowance for Credits (deducted from accounts receivable)
Year ended December 31, 2005	$150	$33	$—	$183
Year ended December 31, 2006	$183	$—	$61	$122
Year ended December 31, 2007	$122	$—	$98	$24
Allowance for Unfulfilled Customer Purchase Obligations (deducted from accounts receivable)
Year ended December 31, 2005	$164	$2,008	$1,767	$405
Year ended December 31, 2006	$405	$1,585	$1,406	$584
Year ended December 31, 2007	$584	$2,134	$1,611	$1,107
Lease restructuring accrual
Year ended December 31, 2005	$1,611	$1,319	$1,378	$1,552
Year ended December 31, 2006	$1,552	$114	$1,273	$393
Year ended December 31, 2007	$393	$7	$400	$—

(a)
Bad debt expense, net of recoveries, was approximately $4.6 million for the year ended December 31, 2005, $2.6 million for the year ended December 31, 2006 and $2.0 million for the year ended December 31, 2007.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COGENT COMMUNICATIONS GROUP, INC.
Dated: February 27, 2008	By:	/s/ DAVID SCHAEFFER
		Name:	David Schaeffer
		Title:	Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID SCHAEFFER David Schaeffer	Chairman and Chief Executive Officer (Principal Executive Officer)	February 27, 2008
/s/ THADDEUS G. WEED Thaddeus G. Weed	Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2008
/s/ EREL MARGALIT Erel Margalit	Director	February 27, 2008
/s/ TIMOTHY WEINGARTEN Timothy Weingarten	Director	February 27, 2008
/s/ STEVEN BROOKS Steven Brooks	Director	February 27, 2008
/s/ RICHARD T. LIEBHABER Richard T. Liebhaber	Director	February 27, 2008
/s/ DAVID BLAKE BATH David Blake Bath	Director	February 27, 2008
/s/ LEWIS H. FERGUSON III Lewis H. Ferguson III	Director	February 27, 2008

QuickLinks

COGENT COMMUNICATIONS GROUP, INC. FORM 10-K ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2007
TABLE OF CONTENTS
DOCUMENTS INCORPORATED BY REFERENCE
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
PART I
  ITEM 1. BUSINESS
  ITEM 1A. RISK FACTORS
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
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm
COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2006 AND 2007 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2005, DECEMBER 31, 2006 AND DECEMBER 31, 2007 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2005, DECEMBER 31, 2006 AND DECEMBER 31, 2007 (IN THOUSANDS)
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Report of Independent Registered Public Accounting Firm On Internal Control over Financial Reporting
  ITEM 9B. OTHER INFORMATION
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Schedule II COGENT COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES VALUATION AND QUALIFYING ACCOUNTS (in thousands)
SIGNATURES