Form 10-Q
period 2008-03-31
COGENT COMMUNICATIONS GROUP INC
filed 2008-05-09
CIK 1158324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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

Yes  ☒      No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐      No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.001 par value 47,570,487 Shares Outstanding as of May 1, 2008

INDEX

PART I
FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets of Cogent Communications Group, Inc., and Subsidiaries as of December 31, 2007 and March 31, 2008 (Unaudited)
Condensed Consolidated Statements of Operations of Cogent Communications Group, Inc., and Subsidiaries for the Three Months Ended March 31, 2007 and March 31, 2008 (Unaudited)
Condensed Consolidated Statements of Cash Flows of Cogent Communications Group, Inc., and Subsidiaries for the Three Months Ended March 31, 2007 and March 31, 2008 (Unaudited)
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
SIGNATURES
CERTIFICATIONS

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2007 AND MARCH 31, 2008
(IN THOUSANDS, EXCEPT SHARE DATA)

	December 31, 2007	March 31, 2008
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$177,021	$154,605
Short term investments - restricted	812	812
Accounts receivable, net of allowance for doubtful accounts of $1,159 and $1,479, respectively	21,760	21,348
Prepaid expenses and other current assets	6,636	7,496
Total current assets	206,229	184,261
Property and equipment, net	245,420	256,285
Intangible assets, net	165	182
Deposits and other assets - $306 restricted	3,511	3,651
Total assets	$455,325	$444,379

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12,868	$10,197
Accrued liabilities	12,891	12,506
Current maturities, capital lease obligations	7,717	7,716
Total current liabilities	33,476	30,419
Capital lease obligations, net of current maturities	84,857	97,053
Convertible senior notes, net of discount of $4,133 and $3,976, respectively	195,867	196,024
Other long term liabilities	2,295	2,449
Total liabilities	316,495	325,945
Commitments and contingencies:
Stockholders’ equity:
Common stock, $0.001 par value; 75,000,000 shares authorized; 47,929,874 and 47,641,199 shares issued and outstanding, respectively	48	48
Additional paid-in capital	430,402	418,116
Stock purchase warrants	764	764
Accumulated other comprehensive income—foreign currency translation adjustment	3,600	5,030
Accumulated deficit	(295,984)	(305,524)
Total stockholders’ equity	138,830	118,434
Total liabilities and stockholders’ equity	$455,325	$444,379

The accompanying notes are an integral part of these condensed consolidated balance sheets.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND MARCH 31, 2008
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2008
	(Unaudited)	(Unaudited)
Net service revenue	$43,621	$52,110
Operating expenses:
Network operations (including $49 and $85 of equity-based compensation expense, respectively, exclusive of amounts shown separately)	21,064	22,043
Selling, general, and administrative (including $1,570 and $5,340 of equity-based compensation expense, respectively, and $200 and $1,159 of bad debt expense, net of recoveries, respectively)	14,132	20,890
Asset impairment	—	1,592
Depreciation and amortization	15,907	16,296
Total operating expenses	51,103	60,821
Operating loss	(7,482)	(8,711)
Interest income and other, net	791	1,480
Interest expense	(2,713)	(2,309)
Net loss	$(9,404)	$(9,540)

Net loss per common share:
Basic and diluted net loss per common share	$(0.19)	$(0.21)

Weighted-average common shares—basic and diluted	48,655,385	46,265,575

The accompanying notes are an integral part of these condensed consolidated statements of operations.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND MARCH 31, 2008
(IN THOUSANDS)

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2008
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net cash provided by operating activities	$13,627	$11,492
Cash flows from investing activities:
Purchases of property and equipment	(7,580)	(9,778)
Maturities of short term investments	80	—
Proceeds from dispositions of assets	14	22
Net cash used in investing activities	(7,486)	(9,756)
Cash flows from financing activities:
Purchases of common stock	—	(18,054)
Proceeds from exercises of stock options	191	53
Repayments of capital lease obligations	(791)	(6,396)
Net cash used in financing activities	(600)	(24,397)
Effect of exchange rate changes on cash	90	245
Net increase (decrease) in cash and cash equivalents	5,631	(22,416)
Cash and cash equivalents, beginning of period	42,642	177,021
Cash and cash equivalents, end of period	$48,273	$154,605

The accompanying notes are an integral part of these condensed consolidated statements of cash flows.

COGENT  COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007 and 2008
(unaudited)

1.              Description of the business and recent developments:

Description of business

Cogent Communications Group, Inc. (the “Company”) is a Delaware corporation and is headquartered in Washington, DC. The Company is a facilities-based provider of low-cost, high-speed Internet access and Internet Protocol (“IP”) communications services. The Company’s network is specifically designed and optimized to transmit data using IP. The Company delivers its services to small and medium-sized businesses, communications service providers and other bandwidth-intensive organizations through approximately 15,600 customer connections in North America and Europe.

The Company offers on-net Internet access services exclusively through its own facilities, which run all the way to its customers’ premises. Because of its integrated network architecture, the Company is not dependent on local telephone companies to serve its on-net customers. The Company provides on-net Internet access to certain bandwidth-intensive users such as universities, other Internet service providers, telephone companies, cable television companies and commercial content providers at speeds up to 10 Gigabits per second. These customers generally receive service in colocation facilities and the Company’s data centers. The Company also offers Internet access services in multi-tenant office buildings typically serving law firms, financial services firms, advertising and marketing firms and other professional services businesses. The Company operates data centers throughout North America and Europe that allow customers to collocate their equipment and access the Company’s network.

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited condensed consolidated financial statements reflect all normal recurring adjustments that the Company considers necessary for the fair presentation of its results of operations and cash flows for the interim periods covered, and of the financial position of the Company at the date of the interim condensed consolidated balance sheet. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. While the Company believes that the disclosures are adequate to not make the information misleading, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in its 2007 annual report on Form 10-K.

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

	Three months ended March 31, 2007	Three months ended March 31, 2008
Net loss	$(9,404)	$(9,540)
Currency translation	194	1,430
Comprehensive loss	$(9,210)	$(8,110)

Financial instruments

The Company was party to letters of credit totaling approximately $1.0 million at March 31, 2008 and December 31, 2007. These letters of credit are secured by certificates of deposit of approximately $1.1 million at March 31, 2008 and $1.1 million at December 31, 2007 that are restricted and included in short-term investments or deposits and other assets in the accompanying balance sheet. The Company measures its cash equivalents (money market funds totaling $147.9 million at March 31, 2008 and $171.9 million at December 31, 2007) at fair value based upon quoted market prices (Level 1).

Based upon the quoted market price at March 31, 2008, the fair value of the Company’s $200.0 million convertible senior notes was approximately $148.0 million.

Equity- based compensation expense

Equity-based compensation expense is related to restricted stock and stock options. Equity-based compensation expense was $1.6 million for the three months ended March 31, 2007 and $5.4 million for the three months ended March 31, 2008.   On April 30, 2007, the Company issued 0.9 million common shares to certain of its employees.  These grants were valued at closing price on the date of grant and will fully vest on April 30, 2009.  These grants resulted in approximately $23.4 million of equity-based compensation expense to be recorded ratably over the two-year service period. On January 1, 2008, the Company issued 0.6 million common shares to certain of its employees. These grants were valued at the closing price on the date of grant and will vest over the four-year service period.  These grants will result in approximately $14.7 million of equity-based compensation expense to be recorded ratably over the four year vesting period.

In January 2007 and January 2008, the Company issued approximately 51,000 common shares, to its non-management directors. These grants were valued at the closing price on the date of grant, were fully vested upon grant, and resulted in approximately $0.9 million and $1.2 million of equity-based compensation expense during the three months ended March 31, 2007 and March 31, 2008, respectively.

Basic and diluted net loss per common share

Net loss per share is presented in accordance with the provisions of SFAS No. 128 “Earnings per Share.” SFAS No. 128 requires a presentation of basic EPS and diluted EPS. Basic EPS excludes dilution for common stock equivalents and is computed by dividing net income or loss available to common stockholders by the weighted-average number of common shares outstanding for the period, adjusted, using the if-converted method, for the effect of common stock equivalents arising from the assumed conversion of participating convertible securities, if dilutive. Diluted net loss per common share is based on the weighted-average number of shares of common stock outstanding during each period, adjusted for the effect of common stock equivalents arising from the assumed exercise of stock options, warrants, the conversion of debt, preferred stock and participating convertible securities, if dilutive. Using the “if-converted” method, the shares issuable upon conversion of the 1.00% Convertible Senior Notes (the “Notes”) were anti-dilutive for the three months ended March 31, 2008. Accordingly, their impact has been excluded from the computation of diluted loss per share. The Notes are convertible into shares of the Company’s Common stock at an initial conversion price of $49.18 per share, yielding 4.1 million common shares, subject to certain adjustments set forth in the indenture. Common stock equivalents have also been excluded from the net loss per share calculations for all periods presented because their effect would be anti-dilutive.

For the three months ended March 31, 2007 and March 31, 2008, options to purchase 1.2 million and 1.1 million shares of common stock, respectively, at weighted-average exercise prices of $3.96 and $5.69 per share, respectively, are not included in the computation of diluted loss per share as the effect would be anti-dilutive. For the three months ended March 31, 2007 and March 31, 2008, the Company’s employees exercised options for approximately 47,000 and 27,000 common shares, respectively. As of March 31, 2007 and March 31, 2008, 0.3 million and 1.8 million unvested shares of restricted common stock, respectively, are not included in the computation of loss per share. These shares will be included in the computation as they vest.

Recent accounting pronouncements

In September 2006, the FASB issued SFAS No. 157, ‘‘Fair Value Measurements’’ (‘‘SFAS 157’’). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FSP No. 157-1, ‘‘Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13’’ and FSP No. 157-2, ‘‘Effective Date of FASB Statement No. 157’’ as amendments to SFAS 157, which exclude lease transactions from the scope of SFAS 157 and also defer the effective date of the adoption of SFAS 157 for non-financial assets and non-financial liabilities that are nonrecurring. The provisions of SFAS 157 are effective for the fiscal year beginning January 1, 2008, except for certain non-financial assets and liabilities for which the effective date has been deferred to January 1, 2009. The adoption of SFAS 157 and its related pronouncements did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, ‘‘The Fair Value Option for Financial Assets and Financial Liabilities’’ (‘‘SFAS 159’’). SFAS 159 permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective for the first fiscal year that begins after November 15, 2007. The Company did not elect the alternative provided in this statement.

In December 2007, the FASB issued SFAS No. 141R, ‘‘Business Combinations.’’ SFAS 141R requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values, changes the recognition of assets acquired and liabilities assumed arising from contingencies, changes the recognition and measurement of contingent consideration, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R also requires additional disclosure of information surrounding a business combination, such that users of the entity’s financial statements can fully understand the nature and financial impact of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The provisions of SFAS No. 141R will only impact the Company if it is party to a business combination after the pronouncement has been adopted.

2.              Property and equipment:

Depreciation and amortization expense related to property and equipment and capital leases was $15.6 million and $16.3 million for the three months ended March 31, 2007 and 2008, respectively.

During the first quarter of 2008, the Company identified certain immaterial errors in its accounting for IRU capital leases and the related assets and liabilities that affected certain prior periods.  The cumulative effect of these errors was corrected in the three months ended March 31, 2008.  The net impact of the corrections on the three months ended March 31, 2008 was a $1.4 million increase in the net loss and a $1.4 million decrease in net assets.  The correction of these errors increased depreciation expense by $0.4 million, decreased interest expense by $0.6 million and resulted in an asset impairment charge of $1.6 million in the three months ended March 31, 2008.  The impaired IRU asset was no longer in use and the Company has obtained alternative dark fiber that serves the related facilities and customers.  As of March 31, 2008, the Company’s balance sheet includes a capital lease liability including accrued interest totaling $2.3 million related to this IRU as the requirements for the extinguishment of such liability had not been met and payments with the vendor are in dispute.  The correction of these errors also increased IRU assets by $5.7 million and increased capital lease obligations by $8.1 million as of January 1, 2008.  The Company concluded that the impact of these errors was not material to the consolidated financial statements for any prior interim or annual period, nor were they material to the first quarter of 2008 or the expected results for fiscal 2008.

Capitalized network construction labor and related costs

For the three months ended March 31, 2007 and 2008, the Company capitalized salaries and related benefits and equity-based compensation expense of employees working directly on the construction and build-out of its network of $0.6 million and $1.1 million, respectively.

3.              Long-term debt:

Convertible Senior Notes

In June 2007, the Company issued 1.00% Convertible Senior Notes (the “Notes”) due June 15, 2027, for an aggregate principal amount of $200.0 million in a private offering for resale to qualified institutional buyers pursuant to SEC Rule 144A. The Notes are unsecured and bear interest at 1.00% per annum. The Notes will rank equally with any future senior debt and senior to any future subordinated debt and will be effectively subordinated to all existing and future liabilities of the Company’s subsidiaries and to any secured debt the Company may issue, to the extent of the value of the collateral. Interest is payable in cash semiannually in arrears on June 15 and December 15, of each year, beginning on December 15, 2007. The Company received proceeds of approximately $195.1 million, after deducting the original issue discount of 2.25% and issuance costs. The discount and other issuance costs are being amortized to interest expense using the effective interest method through June 15, 2014, which is the earliest put date.

Conversion Process and Other Terms of the Notes

         The Notes are convertible into shares of the Company’s common stock at an initial conversion price of $49.18 per share, or 20.3355 shares for each $1,000 principal amount of Notes, subject to adjustment for certain events as set forth in the indenture. Depending upon the price of the Company’s common stock at the time of conversion, holders of the Notes will receive additional shares of the Company’s common stock. Upon conversion of the Notes, the Company will have the right to deliver shares of its common stock, cash or a combination of cash and shares of its common stock. The Notes are convertible (i) during any fiscal quarter after the fiscal quarter ending September 30, 2007, if the closing sale price of the Company’s common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter exceeds 130% of the conversion price in effect on the last trading day of the immediately preceding fiscal quarter, or (ii) specified corporate transactions occur, or (iii) the trading price of the Notes falls below a certain threshold, or (iv) if the Company calls the Notes for redemption, or (v) on or after April 15, 2027 until maturity. In addition, following specified corporate transactions, the Company will increase the conversion rate for holders who elect to convert notes in connection with such corporate transactions, provided that in no event may the shares issued upon conversion, as a result of adjustment or otherwise, result in the issuance of more than 35.5872 common shares per $1,000 principal amount or approximately 7.1 million shares. The Notes include an “Irrevocable Election of Settlement” whereby the Company may choose, in its sole discretion, and without the consent of the holders of the Notes, to waive its right to settle the conversion feature in either cash or stock or in any combination at its option.

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

4.            Share Buyback Program:

In August 2007, the Company’s board of directors approved a common stock buyback program (the “Buyback Program”). Under the Buyback Program the Company is authorized to purchase up to $50.0 million of the Company’s common stock prior to December 31, 2008. In the first quarter of 2008, the Company purchased 981,000 shares of its common stock for approximately $18.1 million under the Buyback Program. These common shares were subsequently retired.  As of March 31, 2008, there was approximately $22.0 million remaining under the Buyback Program.

5.              Contingencies:

Current and potential litigation

The Company is involved in disputes with certain telephone companies that provide it local circuits or leased optical fibers. The total amount claimed by these vendors is $4.4 million. The Company does not believe any of these amounts are owed to these providers and intends to vigorously defend its position and believes that it has adequately reserved for any potential liability.

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

6.              Related party transactions:

Office lease

The Company’s headquarters is located in an office building owned by an entity controlled by the Company’s Chief Executive Officer. The Company paid $0.1 million in the three months ended March 31, 2007 and $0.2 million in the three months ended March 31, 2008 in rent and related costs to this entity. The lease expires in August 2010.

7.              Segment information:

The Company operates as one operating segment. Below are the Company’s net service revenues and long lived assets by geographic region (in thousands):

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2008
Net service revenue
North America	$34,019	$40,045
Europe	9,602	12,065
Total	$43,621	$52,110

	December 31, 2007	March 31, 2008
Long lived assets, net
North America	$198,621	$204,397
Europe	46,964	52,070
Total	$245,585	$256,467

ITEM 2.                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis together with our consolidated condensed financial statements and related notes included in this report. The discussion in this report contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this report should be read as applying to all related forward-looking statements wherever they appear in this report. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to these differences include those discussed in Item 1A “Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2007.

General Overview

We are a leading facilities-based provider of low-cost, high-speed Internet access and IP communications services. Our network is specifically designed and optimized to transmit data using IP. IP networks are significantly less expensive to operate and are able to achieve higher performance levels than the traditional circuit-switched networks used by our competitors when providing Internet access services, thus, we believe, giving us cost and performance advantages. We deliver our services to small and medium-sized businesses, communications service providers and other bandwidth-intensive organizations through approximately 15,600 customer connections in North America and Europe. Our primary on-net service is Internet access at a speed of 100 Megabits per second, much faster than typical Internet access currently offered to businesses. We offer this on-net service exclusively through our own facilities, which run all the way to our customers’ premises.

Our network is comprised of in-building riser facilities, metropolitan optical fiber networks, metropolitan traffic aggregation points and inter-city transport facilities. The network is physically connected entirely through our facilities to over 1,245 buildings in which we provide our on-net services, including over 920 multi-tenant office buildings. We also provide on-net services in carrier-neutral colocation facilities, data centers and single-tenant office buildings. Because of our integrated network architecture, we are not dependent on local telephone companies to serve our on-net customers. We emphasize the sale of on-net services because we believe we have a competitive advantage in providing these services and our sales of these services generate higher gross profit margins than our off-net and non-core services.

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

•                  growth in our on-net buildings; and

•                  cash flows.

Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2008

The following summary table presents a comparison of our results of operations for the three months ended March 31, 2007 and 2008 with respect to certain key financial measures. The comparisons illustrated in the table are discussed in greater detail below.

	Three months ended March 31,		Percent
	2007	2008	Change
	(in thousands)
Net service revenue	$43,621	$52,110	19.5%
On-net revenue	33,153	42,811	29.1%
Off-net revenue	8,460	7,994	(5.5)%
Non-core revenue	2,008	1,305	(35.0)%
Network operations expenses (1)	21,015	21,958	4.5%
Gross profit (2)	22,606	30,152	33.4%
Selling, general, and administrative expenses (3)	12,562	15,550	23.8%
Equity-based compensation expense	1,619	5,425	235.1%
Asset impairment	—	1,592	100%
Depreciation and amortization expenses	15,907	16,296	2.4%
Net loss	(9,404)	(9,540)	(1.4)%

(1)   Excludes equity-based compensation expenses of $49 and $85 in the three months ended March 31, 2007 and 2008, respectively, which, if included would have resulted in a period-to-period change of 4.6%.

(2)   Excludes equity-based compensation expenses of $49 and $85 in the three months ended March 31, 2007 and 2008, respectively, which if included would have resulted in a period-to-period change of 33.3%.

(3)   Excludes equity-based compensation expenses of $1,570 and $5,340 in the three months ended March 31, 2007 and 2008, respectively, which, if included would have resulted in a period-to-period change of 47.8%.

Net Service Revenue. Our net service revenue increased 19.5% from $43.6 million for the three months ended March 31, 2007 to $52.1 million for the three months ended March 31, 2008. The impact of exchange rates resulted in approximately $2.1 million of this increase in revenues.  For the three months ended March 31, 2007 and 2008, on-net, off-net and non-core revenues represented 76.0%, 19.4% and 4.6% and 82.2%, 15.3% and 2.5% of our net service revenues, respectively.

Our on-net revenues increased 29.1% from $33.2 million for the three months ended March 31, 2007 to $42.8 million for the three months ended March 31, 2008. Our on-net revenues increased as we increased the number of our on-net customer connections by 38.3% from approximately 8,600 at March 31, 2007 to approximately 11,900 at March 31, 2008. On-net customer connections increased at a greater rate than on-net revenues due to a decline in the revenue per on-net customer connection. This decline is partly attributed to a shift in the customer connection mix. Due to the increase in the size of our sales force, we are now able to focus not only on customers who purchase high-bandwidth connections, as we have done historically, but also on customers who purchase lower-bandwidth connections. We expect to continue to focus our sales efforts on a broad mix of customers. Additionally, on-net customers who cancel their service from our installed base of customers, in general, have greater revenue per connection than new customers. These trends and, to a lesser extent, an increase in customers receiving a discount for purchasing longer term contracts, resulted in a reduction to our revenue per on-net connection. We believe that our on-net revenues as a percentage of total revenues will continue to increase as we are allocating the majority of our sales and marketing resources toward obtaining additional on-net customers.

Our off-net revenues decreased 5.5% from $8.5 million for the three months ended March 31, 2007 to $8.0 million for the three months ended March 31, 2008.  Our off-net customer connections declined 12.5% from approximately 3,400 at March 31, 2007 to approximately 3,000 at March 31, 2008. Off-net customer connections decreased at a greater rate than the decline in off-net revenues due to an increase in the revenue per off-net customer connection. Off-net customers who cancel their service, in general, have lower revenue per connection than new off-net customers who generally purchase higher-bandwidth connections. We expect the revenue from our off-net services to grow at a substantially slower rate than our on-net revenues as we are allocating the majority of our sales and marketing resources toward obtaining additional on-net customers.

Our non-core revenues decreased 35.0% from $2.0 million for the three months ended March 31, 2007 to $1.3 million for the three months ending March 31, 2008. The number of our non-core customer connections declined 20.9% from approximately 940 at March 31, 2007 to approximately 740 at March 31, 2008. We do not actively market these acquired non-core services and expect that the net service revenue associated with them will continue to decline.

Network Operations Expenses. Our network operations expenses, excluding equity-based compensation expense, increased 4.5% from $21.0 million for the three months ended March 31, 2007 to $22.0 million for the three months ended March 31, 2008. The impact of exchange rates resulted in approximately $0.8 million of this $1.0 million increase in network operations expenses.  The remaining increase is primarily attributable to an increase in costs related to our network and facilities expansion activities partly offset by the decline in network operations expenses associated with the decline in our off-net and non-core revenues.

Gross Profit. Our gross profit, excluding equity-based compensation expense, increased 33.4% from $22.6 million for the three months ended March 31, 2007 to $30.2 million for the three months ended March 31, 2008. We determine gross profit by subtracting network operation expenses from our net service revenue (excluding equity-based compensation expense) and do not allocate depreciation and amortization expense to our network operations expense. The increase is primarily attributed to the increase in higher gross margin on-net revenues as a percentage of net service revenue. Our gross profit margin expanded from 51.8% for the three months ended March 31, 2007 to 57.9% for the three months ended March 31, 2008. Our gross profit has benefited from the limited incremental expenses associated with providing service to an increasing number of on-net customers and the decline in off-net and non-core revenues which carry a lower gross margin.  Our gross profit margin may be impacted by the timing and amounts of disputed circuit costs and the additional costs of expanding our network and operating our existing network. We believe that our gross profit margin will continue to increase as we are allocating the majority of our sales and marketing resources toward obtaining additional on-net customers and as sales of these services generate higher gross profit margins than our off-net and non-core services.

Selling, General, and Administrative Expenses. Our SG&A expenses, excluding equity-based compensation expense, increased 23.8% from $12.6 million for the three months ended March 31, 2007 to $15.6 million for the three months ended March 31, 2008. The impact of exchange rates resulted in approximately $0.7 million of this $3.0 million increase in SG&A expenses.  SG&A expenses increased primarily from the increase in salaries and related costs required to support our expanding sales and marketing efforts and a $1.0 million increase in bad debt expense.

Equity-based Compensation Expense. Equity-based compensation expense is related to restricted stock and stock options. Equity-based compensation expense increased 235.1% from $1.6 million for the three months ended March 31, 2007 to $5.4 million for the three months ending March 31, 2008. The increase is primarily attributed to a $3.6 million increase in equity-based compensation expense associated with restricted stock grants made to our employees in April 2007 and January 2008.  On April 30, 2007, we issued 0.9 million common shares to certain of our employees. These grants were valued at the closing price on the date of grant and will vest on April 30, 2009.  These grants will result in approximately $23.4 million of equity-based compensation expense to be recorded ratably over the two-year service period. On January 1, 2008, we issued 0.6 million common shares to certain of our employees. These grants were valued at the closing price on the date of grant and will vest over the four-year service period.  These grants will result in approximately $14.7 million of equity-based compensation expense to be recorded ratably over the four year vesting period.

In January 2007 and January 2008, we issued approximately 51,000 common shares, to our non-management directors. These grants were valued at the closing price on the date of grant, were fully vested upon grant, and resulted in approximately $0.9 million and $1.2 million of equity-based compensation expense during the three months ended March 31, 2007 and March 31, 2008, respectively.

Asset Impairment. In the first quarter of 2008, we recorded an impairment charge of $1.6 million related to an IRU asset under a capital lease.  The IRU asset was no longer in use and we have obtained alternative dark fiber that serves the related facilities and customers. As of March 31, 2008, our balance sheet includes a capital lease liability including accrued interest totaling $2.3 million related to this IRU as the requirements for the extinguishment of such liability had not been met and remaining payments with the vendor are in dispute.

Depreciation and Amortization Expenses. Our depreciation and amortization expense increased 2.4% from $15.9 million for the three months ended March 31, 2007 to $16.3 million for the three months ended March 31, 2008 primarily due to an increase in deployed fixed assets.

Buildings On-net. As of March 31, 2007 and 2008, we had a total of 1,129 and 1,247 on-net buildings connected to our network, respectively.

Liquidity and Capital Resources

In assessing our liquidity, management reviews and analyzes our current cash balances, short-term investments, accounts receivable, accounts payable, accrued liabilities, capital expenditure commitments, and required capital lease and debt payments and other obligations.

Cash Flows

The following table sets forth our consolidated cash flows for the three months ended March 31, 2007 and three months ended March 31, 2008.

	Three months ended March 31,
(in thousands)	2007	2008
Net cash provided by operating activities	$13,627	$11,492
Net cash used in investing activities	(7,486)	(9,756)
Net cash used in financing activities	(600)	(24,397)
Effect of exchange rates on cash	90	245
Net increase (decrease) in cash and cash equivalents during period	$5,631	$(22,416)

Net Cash Provided by Operating Activities.  Our primary sources of operating cash are receipts from our customers who are billed on a monthly basis for our services. Our primary uses of operating cash are payments made to our vendors and employees. Net cash provided by operating activities was $13.6 million for the three months ended March 31, 2007 compared to net cash provided by operating activities of $11.5 million for the three months ended March 31, 2008. The decrease in cash provided by operating activities is due to an increase in our operating profit being offset by the changes in working capital. The changes in working capital were an increase of cash of $4.9 million for the three months ended March 31, 2007 compared to an decrease of cash of $3.0 million for the three months ended March 31, 2008 due to the timing of payments to vendors.

Net Cash Used In Investing Activities.  Net cash used in investing activities was $7.5 million for the three months ended March 31, 2007 and $9.8 million for the three months ended March 31, 2008.  Our primary use of investing cash for the three months ended March 31, 2007 was $7.6 million for the purchases of property and equipment.  Our primary use of investing cash for the three months ended March 31, 2008 was $9.8 million for the purchases of property and equipment. The increase in purchases of property and equipment from the three months ended March 31, 2007 to the three months ended March 31, 2008 is primarily due to our network expansion activities.

Net Cash Used In Financing Activities.  Net cash used in financing activities was $0.6 million for the three months March 31, 2007. Net cash used in financing activities was $24.4 million for the three months March 31, 2008.  Our primary use of financing cash for the three months ended March 31, 2007 was $0.8 million of principal payments under our capital lease obligations.  Our primary uses of financing cash for the three months ended March 31, 2008 were $18.1 million for the purchases of shares of our common stock, and $6.4 million of principal payments under our capital lease obligations.

Cash Position and Indebtedness

Our total indebtedness, net of discount, at March 31, 2008 was $300.8 million and our total cash and cash equivalents and short-term investments were $155.4 million. Our total indebtedness at March 31, 2008 includes $104.8 million of capital lease obligations for dark fiber primarily under 15-25 year IRUs, of which approximately $7.7 million is considered a current liability.

$50.0 Million Share Buyback Program

In August 2007, our board of directors approved a common stock buyback program (the “Buyback Program”). Under the Buyback Program we are authorized to purchase up to $50.0 million of our common stock prior to December 31, 2008. In the first quarter of 2008, we purchased 981,000 shares of our common stock for approximately $18.1 million under the Buyback Program. These common shares were subsequently retired.  As of March 31, 2008, there was approximately $22.0 million remaining under the Buyback Program.

Convertible Senior Notes

In June 2007, we issued 1.00% Convertible Senior Notes (the “Notes”) due June 15, 2027, for an aggregate principal amount of $200.0 million in a private offering for resale to qualified institutional buyers pursuant to SEC Rule 144A. The Notes are unsecured and bear interest at 1.00% per annum. The Notes will rank equally with any future senior debt and senior to any future subordinated debt and will be effectively subordinated to all of our subsidiary’s existing and future liabilities and to any secured debt that we may issue to the extent of the value of the collateral. Interest is payable in cash semiannually in arrears on June 15 and December 15, of each year, beginning on December 15, 2007. We received proceeds of approximately $195.1 million after deducting the original issue discount of 2.25% and issuance costs. We used $10.6 million of the proceeds to repay principal and accrued interest on our existing convertible subordinated notes on June 15, 2007 and approximately $50.1 million to repurchase approximately 1.8 million shares of our common stock. These 1.8 million common shares were subsequently retired. We intend to use the remaining proceeds for general corporate purposes and to fund additional purchases of our common stock.

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

Contractual Obligations and Commitments

For our contractual obligations and commitments see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2007.

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

Income taxes

Due to the uncertainty surrounding the realization of our net deferred tax asset, consisting primarily of net operating loss carry forwards, we have recorded a valuation allowance for the full amount of our net deferred tax asset. Should we achieve taxable income, our deferred tax assets may be available to offset future income tax liabilities. As of December 31, 2007, we have combined net operating loss carry forwards of approximately $1.0 billion. The federal and state net operating loss carry forwards for the United States of approximately $407 million expire from 2023 to 2027. We have net operating loss carry forwards related to our European operations of approximately $600 million, of which approximately $108 million expire beginning in 2016. The remaining $492 million of European net operating loss carry forwards do not expire. Our federal and state net operating loss carry forwards obtained in our merger with Allied Riser Communications Corporation of approximately $183 million are subject to certain limitations on annual utilization due to the change in ownership as prescribed by federal and state tax laws. Our other net operating loss carry forwards could also be subject to certain additional limitations on annual utilization if certain changes in ownership have occurred or were to occur as prescribed by the laws in the respective jurisdictions. Should a change in ownership occur, or have occurred, we may be unable to benefit from the full amount of these net operating loss carry forwards.

Critical Accounting Policies and Significant Estimates

Management believes that as of March 31, 2008, there have been no material changes to our critical accounting policies and significant estimates from those listed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations of our annual report on Form 10-K for the year ended December 31, 2007.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FSP No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” and FSP No. 157-2, “Effective Date of FASB Statement No. 157” as amendments to SFAS 157, which exclude lease transactions from the scope of SFAS 157 and also defer the effective date of the adoption of SFAS 157 for non-financial assets and non-financial liabilities that are nonrecurring. The provisions of SFAS 157 are effective for the fiscal year beginning January 1, 2008, except for certain non-financial assets and liabilities for which the effective date has been deferred to January 1, 2009. The adoption of SFAS 157 and its related pronouncements are not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for the first fiscal year that begins after November 15, 2007. We did not elect the alternative provided in this statement.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”. SFAS 141R requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values, changes the recognition of assets acquired and liabilities assumed arising from contingencies, changes the recognition and measurement of contingent consideration, and requires the expensing of acquisition-related costs as incurred. SFAS 141R also requires additional disclosure of information surrounding a business combination, such that users of the entity’s financial statements can fully understand the nature and financial impact of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The provisions of SFAS 141R will only impact us if we are party to a business combination after the pronouncement has been adopted.

ITEM 3.                     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

For quantitative and qualitative disclosures about market risk see Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” of our annual report on Form 10-K for the year ended December 31, 2007. Our exposures to market risk have not changed materially since December 31, 2007.  Based upon the quoted market price at March 31, 2008, the fair value of our 1.00% $200.0 million Convertible Senior Notes was approximately $148.0 million.

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

ITEM 2.                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On August 14, 2007, we announced that our Board of Directors had authorized a plan to permit the repurchase of up to $50.0 million of our common stock in negotiated and open market transactions through December 31, 2008. As of March 31, 2008, we had purchased 1,426,990 shares of our common stock pursuant to this authorization for an aggregate of $28.0 million; approximately $22.0 million remained available for such negotiated and open market transactions concerning our common stock. We may purchase shares from time to time depending on market, economic, and other factors. The authorization will continue unless withdrawn by the Board of Directors.

The following table summarizes our common stock repurchases during the first quarter of 2008 made pursuant to this authorization. During the quarter, we did not purchase shares outside of this program, and all purchases were made by or on behalf of the Company and not by any “affiliated purchaser” (as defined by Rule 10b-18 of the Securities Exchange Act of 1934).

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or (Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2008	576,700	$18.70	1,022,690	$29,320,882
February 1-29, 2008	112,300	$18.07	1,134,990	$27,291,527
March 1-31, 2008	292,000	$17.96	1,426,990	$22,048,302

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

Date: May 9, 2008	COGENT COMMUNICATIONS GROUP, INC.

	By:	/s/ David Schaeffer
Name: David Schaeffer
Title: Chairman of the Board and Chief Executive Officer

Date: May 9, 2008	By:	/s/ Thaddeus G. Weed
Name: Thaddeus G. Weed
Title: Chief Financial Officer (Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description
31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer (filed herewith)
32.2	Certification of Chief Financial Officer (filed herewith)