Form 10-Q
period 2008-06-30
COGENT COMMUNICATIONS GROUP INC
filed 2008-08-08
CIK 1158324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

Common Stock, $.001 par value 45,545,480 Shares Outstanding as of August 8, 2008

INDEX

PART I
FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets of Cogent Communications Group, Inc., and Subsidiaries as of December 31, 2007 and June 30, 2008 (Unaudited)
Condensed Consolidated Statements of Operations of Cogent Communications Group, Inc., and Subsidiaries for the Three Months Ended June 30, 2007 and June 30, 2008 (Unaudited)
Condensed Consolidated Statements of Operations of Cogent Communications Group, Inc., and Subsidiaries for the Six Months Ended June 30, 2007 and June 30, 2008 (Unaudited)
Condensed Consolidated Statements of Cash Flows of Cogent Communications Group, Inc., and Subsidiaries for the Six Months Ended June 30, 2007 and June 30, 2008 (Unaudited)
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
SIGNATURES
CERTIFICATIONS

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2007 AND JUNE 30, 2008
(IN THOUSANDS, EXCEPT SHARE DATA)

	December 31, 2007	June 30, 2008
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$177,021	$129,008
Short term investments - restricted	812	162
Accounts receivable, net of allowance for doubtful accounts of $1,159 and $1,393, respectively	21,760	22,004
Prepaid expenses and other current assets	6,636	7,198
Total current assets	206,229	158,372
Property and equipment, net	245,420	253,988
Deposits and other assets - $306 and $323 restricted, respectively	3,676	4,111
Total assets	$455,325	$416,471

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12,868	$10,886
Accrued liabilities	12,891	12,102
Current maturities, capital lease obligations	7,717	7,917
Total current liabilities	33,476	30,905
Capital lease obligations, net of current maturities	84,857	97,505
Convertible senior notes, net of discount of $4,133 and $3,818, respectively	195,867	196,182
Other long term liabilities	2,295	2,472
Total liabilities	316,495	327,064
Commitments and contingencies:
Stockholders’ equity:
Common stock, $0.001 par value; 75,000,000 shares authorized; 47,929,874 and 45,821,280 shares issued and outstanding, respectively	48	46
Additional paid-in capital	430,402	394,587
Stock purchase warrants	764	764
Accumulated other comprehensive income—foreign currency translation adjustment	3,600	5,087
Accumulated deficit	(295,984)	(311,077)
Total stockholders’ equity	138,830	89,407
Total liabilities and stockholders’ equity	$455,325	$416,471

The accompanying notes are an integral part of these condensed consolidated balance sheets.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND JUNE 30, 2008
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2008
	(Unaudited)	(Unaudited)
Net service revenue	$45,108	$53,859
Operating expenses:
Network operations (including $74 and $83 of equity-based compensation expense, respectively, exclusive of amounts shown separately)	21,502	23,035
Selling, general, and administrative (including $2,392 and $4,083 of equity-based compensation expense, respectively, and $707 and $678 of bad debt expense, net of recoveries, respectively)	15,017	18,531
Depreciation and amortization	16,332	15,828
Total operating expenses	52,851	57,394
Operating loss	(7,743)	(3,535)
Interest income and other, net	1,091	895
Interest expense	(2,540)	(2,913)
Net loss	$(9,192)	$(5,553)

Net loss per common share:
Basic and diluted net loss per common share	$(0.19)	$(0.12)

Weighted-average common shares—basic and diluted	48,378,853	45,397,919

The accompanying notes are an integral part of these condensed consolidated statements of operations.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND JUNE 30, 2008
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2008
	(Unaudited)	(Unaudited)
Net service revenue	$88,729	$105,970
Operating expenses:
Network operations (including $123 and $168 of equity-based compensation expense, respectively, exclusive of amounts shown separately)	42,566	45,078
Selling, general, and administrative (including $3,961 and $9,423 of equity-based compensation expense, respectively, and $907 and $1,837 of bad debt expense, net of recoveries, respectively)	29,148	39,423
Asset impairment	—	1,592
Depreciation and amortization	32,238	32,125
Total operating expenses	103,952	118,218
Operating loss	(15,223)	(12,248)
Interest income and other, net	1,880	2,377
Interest expense	(5,253)	(5,222)
Net loss	$(18,596)	$(15,093)

Net loss per common share:
Basic and diluted net loss per common share	$(0.38)	$(0.33)

Weighted-average common shares—basic and diluted	48,535,502	45,855,898

The accompanying notes are an integral part of these condensed consolidated statements of operations.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND JUNE 30, 2008
(IN THOUSANDS)

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2008
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net cash provided by operating activities	$23,913	$25,715
Cash flows from investing activities:
Purchases of property and equipment	(17,128)	(18,807)
(Purchases) maturities of short term investments, net	(570)	650
Proceeds from dispositions of assets	14	66
Net cash used in investing activities	(17,684)	(18,091)
Cash flows from financing activities:
Purchases of common stock	(50,052)	(46,048)
Proceeds from issuance of senior convertible notes, net	195,500	—
Repayment of convertible notes	(10,187)	—
Proceeds from exercises of stock options	435	100
Repayments of capital lease obligations	(3,205)	(10,034)
Net cash provided by (used in) financing activities	132,491	(55,982)
Effect of exchange rate changes on cash	392	345
Net increase (decrease) in cash and cash equivalents	139,112	(48,013)
Cash and cash equivalents, beginning of period	42,642	177,021
Cash and cash equivalents, end of period	$181,754	$129,008

The accompanying notes are an integral part of these condensed consolidated statements of cash flows.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007 and 2008
(unaudited)

1.                                      Description of the business and recent developments:

Description of business

Cogent Communications Group, Inc. (the “Company”) is a Delaware corporation and is headquartered in Washington, DC. The Company is a facilities-based provider of low-cost, high-speed Internet access and Internet Protocol (“IP”) communications services. The Company’s network is specifically designed and optimized to transmit data using IP. The Company delivers its services to small and medium-sized businesses, communications service providers and other bandwidth-intensive organizations through approximately 16,200 customer connections in North America and Europe.

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

	Three months ended June 30, 2007	Three months ended June 30, 2008	Six months ended June 30, 2007	Six months ended June 30, 2008
Net loss	$(9,192)	$(5,553)	$(18,596)	$(15,093)
Currency translation	449	57	643	1,487
Comprehensive loss	$(8,743)	$(5,496)	$(17,953)	$(13,606)

Financial instruments

The Company was party to letters of credit totaling approximately $0.4 million and $1.0 million at June 30, 2008 and December 31, 2007, respectively. These letters of credit are secured by certificates of deposit of approximately $0.5 at June 30, 2008 and $1.1 million at December 31, 2007 that are restricted and included in short-term investments or deposits and other assets in the accompanying balance sheets. The Company measures its cash equivalents (money market funds totaling $116.7 million at June 30, 2008 and $171.9 million at December 31, 2007) at fair value based upon quoted market prices (Level 1 under SFAS No. 157, ‘‘Fair Value Measurements’’ ).

Based upon the quoted market price at June 30, 2008, the fair value of the Company’s $200.0 million convertible senior notes was approximately $140.0 million.

Equity- based compensation expense

Equity-based compensation expense is related to restricted stock and stock options. Equity-based compensation expense was $2.5 million for the three months ended June 30, 2007 and $4.2 million for the three months ended June 30, 2008.   Equity-based compensation expense was $4.1 million for the six months ended June 30, 2007 and $9.6 million for the six months ended June 30, 2008.   On April 30, 2007, the Company issued 0.9 million common shares to certain of its employees.  These grants were valued at the closing price on the date of grant and will fully vest on April 30, 2009.  These grants resulted in approximately $23.4 million of equity-based compensation expense to be recorded ratably over the two-year service period. In January 2008, the Company issued 0.6 million common shares to certain of its employees. These grants were valued at the closing price on the date of grant and will vest over a four-year period.  These grants will result in approximately $14.7 million of equity-based compensation expense to be recorded ratably over the four year service period.

In January 2007 and January 2008, the Company issued approximately 51,000 common shares to its non-management directors. These grants were valued at the closing price on the date of grant, were fully vested upon grant, and resulted in approximately $0.9 million and $1.2 million of equity-based compensation expense during the three and six months ended June 30, 2007 and June 30, 2008, respectively.

Basic and diluted net loss per common share

Net loss per share is presented in accordance with the provisions of SFAS No. 128 “Earnings per Share.” SFAS No. 128 requires a presentation of basic EPS and diluted EPS. Basic EPS excludes dilution for common stock equivalents and is computed by dividing net income or loss available to common stockholders by the weighted-average number of common shares outstanding for the period, adjusted, using the if-converted method, for the effect of common stock equivalents arising from the assumed conversion of participating convertible securities, if dilutive. Diluted net loss per common share is based on the weighted-average number of shares of common stock outstanding during each period, adjusted for the effect of common stock equivalents arising from the assumed exercise of stock options, warrants, the conversion of debt, preferred stock and participating convertible securities, if dilutive. Using the “if-converted” method, the shares issuable upon conversion of the 1.00% Convertible Senior Notes (the “Notes”) were anti-dilutive for all periods presented. Accordingly, the impact has been excluded from the computation of diluted loss per share. The Notes are convertible into shares of the Company’s common stock at an initial conversion price of $49.18 per share, yielding 4.1 million common shares, subject to certain adjustments set forth in the indenture. Common stock equivalents have also been excluded from the net loss per share calculations for all periods presented because their effect would be anti-dilutive.

For the three and six months ended June 30, 2007 and June 30, 2008, options to purchase 1.2 million and 1.1 million shares of common stock, respectively, at weighted-average exercise prices of $5.16 and $5.85 per share, respectively, are not included in the computation of diluted loss per share as the effect would be anti-dilutive. For the three and six months ended June 30, 2007 and June 30, 2008, the Company’s employees exercised options for approximately 47,000, 95,000, 15,000 and  43,000 common shares, respectively. As of June 30, 2007 and June 30, 2008, 1.3 million and 1.7 million unvested shares of restricted common stock, respectively, are not included in the computation of loss per share. These shares will be included in the computation as they vest.

Recent accounting pronouncements

In May 2008, the FASB issued FASB Staff Position APB14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (including partial cash settlement)” (“FSP APB 14-1”).  FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash on conversion to separately account for the liability (debt) and equity (conversion options) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate.  Upon conversion of the Company’s Convertible Senior Notes, the Company has the right to deliver shares of its common stock, cash or a combination of cash and shares of its common stock.  As a result, the Company’s accounting for its Convertible Senior Notes will be impacted by the adoption of FSP APB 14-1. The adoption of FSP APB 14-1 is expected to result in an increase to the discount on the Company’s Convertible Senior Notes with a corresponding increase to stockholder’s equity and an increase to the Company’s interest expense. The Company will be required to adopt FPS APB14-1 on January 1, 2009 and will be required to retroactively restate all prior periods since the June 2007 issuance of the Convertible Senior Notes.  The

Company is continuing to evaluate the impact of the provisions of FSP APB 14-1; however at this time believes that the incremental non-cash interest expense required to be recognized as a result of the adoption of FSP APB 14-1 will be material.

2.             Property and equipment:

Depreciation and amortization expense related to property and equipment and capital leases was $16.0 million and $15.8 million for the three months ended June 30, 2007 and 2008, respectively, and was $31.6 million and $32.1 million for the six months ended June 30, 2007 and 2008, respectively.

During the first quarter of 2008, the Company identified certain immaterial errors in its accounting for IRU capital leases and the related assets and liabilities that affected certain prior periods.  The cumulative effect of these errors was corrected in the three months ended March 31, 2008.  The net impact of the corrections on the three months ended March 31, 2008 was a $1.4 million increase in the net loss and a $1.4 million decrease in net assets.  The correction of these errors increased depreciation expense by $0.4 million, decreased interest expense by $0.6 million and resulted in an asset impairment charge of $1.6 million in the three months ended March 31, 2008.  The impaired IRU asset was no longer in use and the Company has obtained alternative dark fiber that serves the related facilities and customers.  As of June 30, 2008, the Company’s balance sheet includes a capital lease liability including accrued interest totaling $2.4 million related to this IRU as the requirements for the extinguishment of such liability had not been met and payments with the vendor are in dispute.  The correction of these errors also increased IRU assets by $5.7 million and increased capital lease obligations by $8.1 million as of January 1, 2008.  The Company concluded that the impact of these errors was not material to the consolidated financial statements for any prior interim or annual period, nor were they material to the first quarter of 2008, the six months ended June 30, 2008, or the expected results for fiscal 2008.

Capitalized network construction labor and related costs

The Company capitalized salaries and related benefits of employees working directly on the construction and build-out of its network of $0.7 million and $1.0 million for the three months ended June 30, 2007 and 2008, respectively, and $1.3 million and $2.1 million for the six months ended June 30, 2007 and 2008, respectively.

3.             Long-term debt:

Convertible Senior Notes

In June 2007, the Company issued 1.00% Convertible Senior Notes (the “Notes”) due June 15, 2027, for an aggregate principal amount of $200.0 million in a private offering for resale to qualified institutional buyers pursuant to SEC Rule 144A. The Notes are unsecured and bear interest at 1.00% per annum. Interest is payable in cash semiannually in arrears on June 15 and December 15, of each year, beginning on December 15, 2007. The Company received proceeds of approximately $195.1 million, after deducting the original issue discount of 2.25% and issuance costs. The discount and other issuance costs are being amortized to interest expense using the effective interest method through June 15, 2014.

The Notes are convertible into shares of the Company’s common stock at an initial conversion price of $49.18 per share, or 20.3355 shares for each $1,000 principal amount of Notes, subject to adjustment for certain events as set forth in the indenture. Depending upon the price of the Company’s common stock at the time of conversion, holders of the Notes will receive additional shares of the Company’s common stock. Upon conversion of the Notes, the Company will have the right to deliver shares of its common stock, cash or a combination of cash and shares of its common stock. The Notes are convertible (i) during any fiscal quarter after the fiscal quarter ending September 30, 2007, if the closing sale price of the Company’s common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter exceeds 130% of the conversion price in effect on the last trading day of the immediately preceding fiscal quarter, or (ii) specified corporate transactions occur, or (iii) the trading price of the Notes falls below a certain threshold relative to the trading price of the Company’s common stock, or (iv) if the Company calls the Notes for redemption, or (v) on or after April 15, 2027 until maturity. In addition, following specified corporate transactions, the Company will increase the conversion rate for holders who elect to convert notes in connection with such corporate transactions, provided that in no event may the shares issued upon conversion, as a result of adjustment or otherwise, result in the issuance of more than 35.5872 common shares per $1,000 principal amount or approximately 7.1 million shares. The Notes include an “Irrevocable Election of Settlement” whereby the Company may choose, in its sole discretion, and without the consent of the holders of the Notes, to waive its right to settle the conversion feature in either cash or stock or in any combination at its option.

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

4.             Share Buyback Program:

In August 2007, the Company’s board of directors approved a $50.0 million common stock buyback program (the “Buyback Program”). In June 2008, the Company’s board of directors approved an additional $50.0 million of purchases of the Company’s common stock under the Buyback Program to occur prior to December 31, 2009. In the three and six months ended June 30, 2008, the Company purchased approximately 1.8 million and 2.8 million shares of its common stock, respectively, for approximately $28.0 million and $46.0 million, respectively, under the Buyback Program. These common shares were subsequently retired.  As of June 30, 2008, there was approximately $44.1 million remaining under the Buyback Program.

5.             Contingencies:

Current and potential litigation

The Company is involved in disputes with certain telephone companies that provide it local circuits or leased optical fibers. The total amount claimed by these vendors is approximately $5.0 million. The Company believes that is has adequately reserved for the amounts related to these disputes and does not believe that a substantial majority of these amounts are owed to these providers and intends to vigorously defend its position.

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

6.             Related party transactions:

Office lease

The Company’s headquarters are located in an office building owned by an entity controlled by the Company’s Chief Executive Officer. The Company paid $0.1 million and $0.3 million in the three and six months ended June 30, 2007, respectively, and $0.1 million and $0.3 million in the three and six months ended June 30, 2008, respectively, in rent and related costs to this entity. The lease was amended in August 2008 to include additional space and to extend the termination date of the lease to August 2012.

7.             Segment information:

The Company operates as one operating segment. Below are the Company’s net service revenues and long lived assets by geographic region (in thousands):

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2008	Six Months Ended June 30, 2007	Six Months Ended June 30, 2008
Net Revenues
North America	$35,298	$41,537	$69,317	$81,582
Europe	9,810	12,322	19,412	24,388
Total	$45,108	$53,859	$88,729	$105,970

	December 31, 2007	June 30, 2008
Long lived assets, net
North America	$198,621	$201,989
Europe	46,964	52,170
Total	$245,585	$254,159

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

General Overview

We are a leading facilities-based provider of low-cost, high-speed Internet access and IP communications services. Our network is specifically designed and optimized to transmit data using IP. IP networks are significantly less expensive to operate and are able to achieve higher performance levels than the traditional circuit-switched networks used by our competitors when providing Internet access services, thus, we believe, giving us cost and performance advantages. We deliver our services to small and medium-sized businesses, communications service providers and other bandwidth-intensive organizations through approximately 16,200 customer connections in North America and Europe. Our primary on-net service is Internet access at a speed of 100 Megabits per second, much faster than typical Internet access currently offered to businesses. We offer this on-net service exclusively through our own facilities, which run all the way to our customers’ premises.

Our network is comprised of in-building riser facilities, metropolitan optical fiber networks, metropolitan traffic aggregation points and inter-city transport facilities. The network is physically connected entirely through our facilities to over 1,270 buildings in which we provide our on-net services, including over 930 multi-tenant office buildings. We also provide on-net services in carrier-neutral colocation facilities, data centers and single-tenant office buildings. Because of our integrated network architecture, we are not dependent on local telephone companies to serve our on-net customers. We emphasize the sale of on-net services because we believe we have a competitive advantage in providing these services and our sales of these services generate higher gross profit margins than our off-net and non-core services.

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

We believe two of the most important trends in our industry are the continued long-term growth in Internet traffic and a decline in Internet access prices. As Internet traffic continues to grow and prices per unit of traffic continue to decline, we believe our ability to load our network and gain market share from less efficient network operators will expand. However, continued erosion in Internet access prices will likely have a negative impact on the rate at which we can increase our revenues and our profit margins.  In June 2008, we introduced additional volume and term based discounts to certain of our customers in an effort to continue to gain market share and grow our on-net revenues.

Our on-net service consists of high-speed Internet access and IP connectivity ranging from 0.5 Megabits per second to 10 Gigabits per second of bandwidth. We offer our on-net services to customers located in buildings that are physically connected to our network. Off-net services are sold to businesses that are connected to our network primarily by means of T1, T3, E1 and E3 and Ethernet lines obtained from other carriers. Our non-core services, which consist of legacy services of companies whose assets or businesses we have acquired, include managed modem services, voice services (only provided in Toronto, Canada) and point to point private line services. We do not actively market these non-core services and expect the net service revenue associated with them to continue to decline.

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

Historically, our operating expenses have exceeded our net service revenue, resulting in operating losses. Our operating expenses consist primarily of the following:

•                  Network operations expenses, which consist primarily of the cost of leased circuits, sites and facilities; telecommunications license agreements, maintenance expenses, and salaries of, and expenses related to, employees who are directly involved with maintenance and operation of our network.

•                  Selling, general and administrative expenses, which consist primarily of salaries, commissions and related benefits paid to our employees and other selling and administrative costs including professional fees and bad debt expenses.

•                  Depreciation and amortization expenses, which result from the depreciation of our property and equipment, including the assets associated with our network.

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

•                  growth in our on-net customer base and revenues, which is an indicator of the success of our primarily on-net focused sales efforts;

•                  growth in our on-net buildings; and

•                  cash flows.

Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2008

The following summary table presents a comparison of our results of operations for the three months ended June 30, 2007 and 2008 with respect to certain key financial measures. The comparisons illustrated in the table are discussed in greater detail below.

	Three months ended June 30,		Percent
	2007	2008	Change
	(in thousands)
Net service revenue	$45,108	$53,859	19.4%
On-net revenue	35,295	44,215	25.3%
Off-net revenue	7,938	8,459	6.6%
Non-core revenue	1,875	1,185	(36.8)%
Network operations expenses (1)	21,428	22,952	7.1%
Gross profit (2)	23,680	30,907	30.5%
Selling, general, and administrative expenses (3)	12,625	14,448	14.4%
Equity-based compensation expense	2,466	4,166	68.9%
Depreciation and amortization expenses	16,332	15,828	(3.1)%
Net loss	(9,192)	(5,553)	39.6%

(1)  Excludes equity-based compensation expenses of $74 and $83 in the three months ended June 30, 2007 and 2008, respectively, which, if included would have resulted in a period-to-period change of 7.1%.

(2)  Excludes equity-based compensation expenses of $74 and $83 in the three months ended June 30, 2007 and 2008, respectively, which if included would have resulted in a period-to-period change of 30.6%.

(3)  Excludes equity-based compensation expenses of $2,392 and $4,083 in the three months ended June 30, 2007 and 2008, respectively, which, if included would have resulted in a period-to-period change of 23.4%.

Net Service Revenue. Our net service revenue increased 19.4% from $45.1 million for the three months ended June 30, 2007 to $53.9 million for the three months ended June 30, 2008. The impact of exchange rates resulted in approximately $2.0 million of this increase in revenues.  For the three months ended June 30, 2007 and 2008, on-net, off-net and non-core revenues represented 78.2%, 17.6% and 4.2% and 82.1%, 15.7% and 2.2% of our net service revenues, respectively.

Our on-net revenues increased 25.3% from $35.3 million for the three months ended June 30, 2007 to $44.2 million for the three months ended June 30, 2008. Our on-net revenues increased as we increased the number of our on-net customer connections by 27.9% from approximately 9,800 at June 30, 2007 to approximately 12,500 at June 30, 2008. On-net customer connections increased at a greater rate than on-net revenues due to a decline in the average revenue per on-net customer connection. This decline is partly attributed to a shift in the customer connection mix. Due to the increase in the size of our sales force, we are now able to focus not only on customers who purchase high-bandwidth connections, as we have done historically, but also on customers who purchase lower-bandwidth connections. We expect to continue to focus our sales efforts on a broad mix of customers. Additionally, on-net customers who cancel their service from our installed base of customers, in general, have greater average revenue per connection than new customers. These trends and, to a lesser extent, an increase in customers receiving a discount for purchasing longer term contracts, resulted in a reduction to our average revenue per on-net connection. We believe that our on-net revenues as a percentage of total revenues will continue to increase as we are allocating the majority of our sales and marketing resources toward obtaining additional on-net customers.

Our off-net revenues increased 6.6% from $7.9 million for the three months ended June 30, 2007 to $8.5 million for the three months ended June 30, 2008.  Our off-net customer connections declined 4.3% from approximately 3,100 at June 30, 2007 to approximately 3,000 at June 30, 2008. Off-net customer connections decreased while off-net revenues increased due to an increase in the average revenue per off-net customer connection. Off-net customers who cancel their service, in general, have a lower average revenue per connection than new off-net customers who generally purchase higher-bandwidth connections.

Our non-core revenues decreased 36.8% from $1.9 million for the three months ended June 30, 2007 to $1.2 million for the three months ending June 30, 2008. The number of our non-core customer connections declined 22.6% from approximately 890 at June 30, 2007 to approximately 690 at June 30, 2008. We do not actively market these acquired non-core services and expect that the net service revenue associated with them will continue to decline.

Network Operations Expenses. Our network operations expenses, excluding equity-based compensation expense, increased 7.1% from $21.4 million for the three months ended June 30, 2007 to $23.0 million for the three months ended June 30, 2008. The impact of exchange rates resulted in approximately $0.8 million of this $1.5 million increase in network operations expenses.  The remaining increase is primarily attributable to an increase in costs related to our network and facilities expansion activities partly offset by the decline in network operations expenses associated with the decline in our non-core revenues.

Gross Profit. Our gross profit, excluding equity-based compensation expense, increased 30.5% from $23.7 million for the three months ended June 30, 2007 to $30.9 million for the three months ended June 30, 2008. We determine gross profit by subtracting network operation expenses from our net service revenue (excluding equity-based compensation expense) and do not allocate depreciation and amortization expense to our network operations expense. The increase is primarily attributed to the increase in higher gross margin on-net revenues as a percentage of net service revenue. Our gross profit margin expanded from 52.5% for the three months ended June 30, 2007 to 57.4% for the three months ended June 30, 2008. Our gross profit has benefited from the limited incremental expenses associated with providing service to an increasing number of on-net customers and the decline in non-core revenues which carry a lower gross margin.  Our gross profit margin may be impacted by the timing and amounts of disputed circuit costs and the additional costs of expanding our network.  These costs include the costs related to our data centers including power costs, additional maintenance costs related to our IRU agreements and cost of living increases related to the costs of operating our existing network. We believe that our gross profit margin will increase as we are allocating the majority of our sales and marketing resources toward obtaining additional on-net customers and as sales of these services generate higher gross profit margins than our off-net and non-core services.

Selling, General, and Administrative Expenses. Our SG&A expenses, excluding equity-based compensation expense, increased 14.4% from $12.6 million for the three months ended June 30, 2007 to $14.4 million for the three months ended June 30, 2008. The impact of exchange rates resulted in approximately $0.6 million of this $1.8 million increase in SG&A expenses.  SG&A expenses increased primarily from the increase in salaries and related costs required to support our expanding sales and marketing efforts.

Equity-based Compensation Expense. Equity-based compensation expense results from grants of restricted stock and stock options. Equity-based compensation expense increased 68.9% from $2.5 million for the three months ended June 30, 2007 to $4.2 million for the three months ending June 30, 2008. The increase is primarily attributed to a $0.9 million increase in equity-based compensation expense associated with restricted stock grants made to our employees in April 2007 and a $0.9 million increase in equity-based compensation expense associated with restricted stock grants made to our employees in January 2008.

Depreciation and Amortization Expenses. Our depreciation and amortization expense decreased 3.1% from $16.3 million for the three months ended June 30, 2007 to $15.8 million for the three months ended June 30, 2008 primarily due to the decline in depreciation expense from fully depreciated fixed assets more than offsetting depreciation expense associated with the increase in deployed fixed assets.

Buildings On-net. As of June 30, 2007 and 2008, we had a total of 1,159 and 1,274 on-net buildings connected to our network, respectively.

Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2008

The following summary table presents a comparison of our results of operations for the six months ended June 30, 2007 and 2008 with respect to certain key financial measures. The comparisons illustrated in the table are discussed in greater detail below.

	Six months ended June 30,		Percent
	2007	2008	Change
	(in thousands)
Net service revenue	$88,729	$105,970	19.4%
On-net revenue	68,448	87,026	27.1%
Off-net revenue	16,397	16,453	0.3%
Non-core revenue	3,884	2,491	(35.9)%
Network operations expenses (1)	42,443	44,910	5.8%
Gross profit (2)	46,286	61,060	31.9%
Selling, general, and administrative expenses (3)	25,187	30,000	19.1%
Equity-based compensation expense	4,084	9,591	134.8%
Asset impairment	—	1,592	100.0%
Depreciation and amortization expenses	32,238	32,125	(0.4)%
Net loss	(18,596)	(15,093)	18.8%

(1)   Excludes equity-based compensation expenses of $123 and $168 in the six months ended June 30, 2007 and 2008, respectively, which, if included would have resulted in a period-to-period change of 5.9%.

(2)   Excludes equity-based compensation expenses of $123 and $168 in the six months ended June 30, 2007 and 2008, respectively, which if included would have resulted in a period-to-period change of 31.9%.

(3)           Excludes equity-based compensation expenses of $3,961 and $9,423 in the six months ended June 30, 2007 and 2008, respectively, which, if included would have resulted in a period-to-period change of 35.3%.

Net Service Revenue. Our net service revenue increased 19.4% from $88.7 million for the six months ended June 30, 2007 to $106.0 million for the six months ended June 30, 2008. The impact of exchange rates resulted in approximately $4.1 million of this increase in revenues.  For the six months ended June 30, 2007 and 2008, on-net, off-net and non-core revenues represented 77.1%, 18.5% and 4.4% and 82.1%, 15.5% and 2.4% of our net service revenues, respectively.

Our on-net revenues increased 27.1% from $68.5 million for the six months ended June 30, 2007 to $87.0 million for the six months ended June 30, 2008. Our on-net revenues increased as we increased the number of our on-net customer connections by 27.9% from approximately 9,800 at June 30, 2007 to approximately 12,500 at June 30, 2008. On-net customer connections increased at a greater rate than on-net revenues due to a decline in the average revenue per on-net customer connection. This decline is partly attributed to a shift in the customer connection mix. Due to the increase in the size of our sales force, we are now able to focus not only on customers who purchase high-bandwidth connections, as we have done historically, but also on customers who purchase lower-bandwidth connections. We expect to continue to focus our sales efforts on a broad mix of customers. Additionally, on-net customers who cancel their service from our installed base of customers, in general, have greater average revenue per connection than new customers. These trends and, to a lesser extent, an increase in customers receiving a discount for purchasing longer term contracts, resulted in a reduction to our average revenue per on-net connection. We believe that our on-net revenues as a percentage of total revenues will continue to increase as we are allocating the majority of our sales and marketing resources toward obtaining additional on-net customers.

Our off-net revenues increased 0.3% from $16.4 million for the six months ended June 30, 2007 to $16.5 million for the six months ended June 30, 2008.  Our off-net customer connections declined 4.3% from approximately 3,100 at June 30, 2007 to approximately 3,000 at June 30, 2008. Off-net customer connections decreased while off-net revenues increased due to an increase in the average revenue per off-net customer connection. Off-net customers who cancel their service, in general, have a lower average revenue per connection than new off-net customers who generally purchase higher-bandwidth connections.

Our non-core revenues decreased 35.9% from $3.9 million for the six months ended June 30, 2007 to $2.5 million for the six months ending June 30, 2008. The number of our non-core customer connections declined 22.6% from approximately 890 at June 30, 2007 to approximately 690 at June 30, 2008. We do not actively market these acquired non-core services and expect that the net service revenue associated with them will continue to decline.

Network Operations Expenses. Our network operations expenses, excluding equity-based compensation expense, increased 5.8% from $42.4 million for the six months ended June 30, 2007 to $44.9 million for the six months ended June 30, 2008. The impact of exchange rates resulted in approximately $1.6 million of this $2.5 million increase in network operations expenses.  The remaining increase is primarily attributable to an increase in costs related to our network and facilities expansion activities partly offset by the decline in network operations expenses associated with the decline in our non-core revenues.

Gross Profit. Our gross profit, excluding equity-based compensation expense, increased 31.9% from $46.3 million for the six months ended June 30, 2007 to $61.1 million for the six months ended June 30, 2008. We determine gross profit by subtracting network operation expenses from our net service revenue (excluding equity-based compensation expense) and do not allocate depreciation and amortization expense to our network operations expense. The increase is primarily attributed to the increase in higher gross margin on-net revenues as a percentage of net service revenue. Our gross profit margin expanded from 52.2% for the six months ended June 30, 2007 to 57.6% for the six months ended June 30, 2008. Our gross profit has benefited from the limited incremental expenses associated with providing service to an increasing number of on-net customers and the decline in non-core revenues which carry a lower gross margin.  Our gross profit margin may be impacted by the timing and amounts of disputed circuit costs and the additional costs of maintaining and expanding our network.  These costs include the costs related to our data centers including power costs, additional maintenance costs related to our IRU agreements and cost of living increases related to the costs of operating our existing network. We believe that our gross profit margin will continue to increase as we are allocating the majority of our sales and marketing resources toward obtaining additional on-net customers and as sales of these services generate higher gross profit margins than our off-net and non-core services.

Selling, General, and Administrative Expenses. Our SG&A expenses, excluding equity-based compensation expense, increased 19.1% from $25.2 million for the six months ended June 30, 2007 to $30.0 million for the six months ended June 30, 2008. The impact of exchange rates resulted in approximately $1.3 million of this $4.8 million increase in SG&A expenses.  SG&A expenses increased primarily from the increase in salaries and related costs required to support our expanding sales and marketing efforts and a $0.9 million increase in bad debt expense.

Equity-based Compensation Expense. Equity-based compensation expense results from grants of restricted stock and stock options. Equity-based compensation expense increased 134.8% from $4.1 million for the six months ended June 30, 2007 to $9.6 million for the six months ending June 30, 2008. The increase is primarily attributed to a $3.6 million increase in equity-based compensation expense associated with restricted stock grants made to our employees in April 2007 and a $1.8 million increase in equity-based compensation expense associated with restricted stock grants made to our employees in January 2008.

In January 2007 and January 2008, we issued approximately 51,000 common shares, to our non-management directors. These grants were valued at the closing price on the date of grant, were fully vested upon grant, and resulted in approximately $0.9 million and $1.2 million of equity-based compensation expense during the six months ended June 30, 2007 and June 30, 2008, respectively.

Asset Impairment.   In the first quarter of 2008, we recorded an impairment charge of $1.6 million related to an IRU asset under a capital lease.  The IRU asset was no longer in use and we have obtained alternative dark fiber that serves the related facilities and customers.

Depreciation and Amortization Expenses. Our depreciation and amortization expense was essentially unchanged at $32.2 million for the six months ended June 30, 2007 and $32.1 million for the six months ended June 30, 2008 primarily due to the decline in depreciation expense from fully depreciated fixed assets offsetting depreciation expense associated with the increase in deployed fixed assets.  In addition, during the first quarter of 2008, we identified certain immaterial errors in our accounting for IRU capital leases and the related assets and liabilities that affected certain prior periods.  The cumulative effect of these errors was corrected in the three months ended March 31, 2008.  The correction of these errors increased depreciation expense by $0.4 million.

Buildings On-net. As of June 30, 2007 and 2008, we had a total of 1,159 and 1,274 on-net buildings connected to our network, respectively.

Liquidity and Capital Resources

In assessing our liquidity, management reviews and analyzes our current cash balances, short-term investments, accounts receivable, accounts payable, accrued liabilities, capital expenditure commitments, and required capital lease and debt payments and other obligations.

Cash Flows

The following table sets forth our consolidated cash flows for the six months ended June 30, 2007 and six months ended June 30, 2008.

	Six months ended June 30,
(in thousands)	2007	2008
Net cash provided by operating activities	$23,913	$25,715
Net cash used in investing activities	(17,684)	(18,091)
Net cash provided by (used in) financing activities	132,491	(55,982)
Effect of exchange rates on cash	392	345
Net increase (decrease) in cash and cash equivalents during period	$139,112	$(48,013)

Net Cash Provided by Operating Activities.  Our primary sources of operating cash are receipts from our customers who are billed on a monthly basis for our services. Our primary uses of operating cash are payments made to our vendors and employees. Net cash provided by operating activities was $23.9 million for the six months ended June 30, 2007 compared to net cash provided by operating activities of $25.7 million for the six months ended June 30, 2008. Changes in working capital resulted in an increase of cash of $5.1 million for the six months ended June 30, 2007 compared to a decrease of cash of $3.2 million for the six months ended June 30, 2008.

Net Cash Used In Investing Activities.  Net cash used in investing activities was $17.7 million for the six months ended June 30, 2007 and $18.1 million for the six months ended June 30, 2008.  Our primary use of investing cash for the six months ended June 30, 2007 was $17.1 million for the purchases of property and equipment and purchases of short-term investments of $0.6 million.  Our primary use of investing cash for the six months ended June 30, 2008 was $18.8 million for the purchases of property and equipment. Our primary source of investing cash for the six months ended June 30, 2008 was $0.6 million from the maturities of short-term investments.

Net Cash Provided By (Used In) Financing Activities.  Net cash provided by financing activities was $132.5 million for the six months June 30, 2007. Net cash used in financing activities was $56.0 million for the six months June 30, 2008.  Our primary use of financing cash for the six months ended June 30, 2007 was $50.1 million for the purchase of shares of our common stock, $10.2 million for the repayment of our convertible subordinated notes on their June 15, 2007 maturity date and $3.2 million of principal payments under our capital lease obligations.  Our primary source of financing cash for the six months ended June 30, 2007 was $195.5 million of proceeds from the issuance of our 1.00% Convertible Senior Notes.  Our primary uses of financing cash for the six months ended June 30, 2008 were $46.0 million for the purchases of shares of our common stock, and $10.0 million of principal payments under our capital lease obligations.

Cash Position and Indebtedness

Our total indebtedness, net of discount, at June 30, 2008 was $301.6 million and our total cash and cash equivalents and short-term investments were $129.2 million. Our total indebtedness at June 30, 2008 includes $105.4 million of capital lease obligations for dark fiber primarily under 15-25 year IRUs, of which approximately $7.9 million is considered a current liability.

$150.0 Million Share Buyback Programs

In June 2007 we used approximately $50.1 million of the net proceeds from our issuance of our $200.0 million Convertible Senior Notes to repurchase approximately 1.8 million shares of our common stock. These 1.8 million common shares were subsequently retired.

In August 2007, our board of directors approved a common stock buyback program (the “Buyback Program”). Under the Buyback Program we were authorized to purchase up to $50.0 million of our common stock prior to December 31, 2008. In June 2008, our board of directors approved an additional $50.0 million of purchases of our common stock to occur prior to December 31, 2009. In the three and six months ended June 30, 2008, we purchased approximately 1.8 million and 2.8 million shares of our common stock for approximately $28.0 million and $46.0 million, respectively, under the Buyback Program. These common shares were subsequently retired.  As of June 30, 2008, there was approximately $44.1 million remaining under the Buyback Program.

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

The Notes are convertible into shares of our common stock at an initial conversion price of $49.18 per share, or 20.3355 shares for each $1,000 principal amount of Notes, subject to adjustment for certain events as set forth in the indenture. Upon conversion of the Notes, we will have the right to deliver shares of our common stock, cash or a combination of cash and shares of our common stock. The Notes are convertible (i) during any fiscal quarter after the fiscal quarter ending September 30, 2007, if the closing sale price of our common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter exceeds 130% of the conversion price in effect on the last trading day of the immediately preceding fiscal quarter, or (ii) specified corporate transactions occur, or (iii) the trading price of the Notes falls below a certain threshold relative to the trading price of our common stock, or (iv) if we call the Notes for redemption, or (v) on or after April 15, 2027, until maturity. In addition, following specified corporate transactions, we will increase the conversion rate for holders who elect to convert Notes in connection with such corporate transactions, provided that in no event may the shares issued upon conversion, as a result of adjustment or otherwise, result in the issuance of more than 35.5872 common shares per $1,000 principal amount, or approximately 7.1 million shares. The Notes include an “Irrevocable Election of Settlement” whereby we may choose, in our sole discretion, and without the consent of the holders of the Notes, to waive our right to settle the conversion feature in either cash or stock or in any combination, at our option.

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

Income taxes

Due to the uncertainty surrounding the realization of our net deferred tax asset, consisting primarily of net operating loss carry forwards, we have recorded a valuation allowance for the full amount of our net deferred tax asset. Should we achieve taxable income, our net operating loss carry forwards may be available to offset future income tax liabilities. As of December 31, 2007, we have combined net operating loss carry forwards of approximately $1.0 billion. The federal and state net operating loss carry forwards for the United States of approximately $407 million expire from 2023 to 2027. We have net operating loss carry forwards related to our European operations of approximately $600 million, of which approximately $108 million expire beginning in 2016. The remaining $492 million of European net operating loss carry forwards do not expire. Our federal and state net operating loss carry forwards obtained in our merger with Allied Riser Communications Corporation of approximately $183 million are subject to certain limitations on annual utilization due to the change in ownership as prescribed by federal and state tax laws. Our other net operating loss carry forwards could also be subject to certain additional limitations on annual utilization if certain changes in ownership have occurred or were to occur as prescribed by the laws in the respective jurisdictions. Should a change in ownership occur, or have occurred, we may be unable to benefit from the full amount of these net operating loss carry forwards.

Critical Accounting Policies and Significant Estimates

Management believes that as of June 30, 2008, there have been no material changes to our critical accounting policies and significant estimates from those listed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations of our annual report on Form 10-K for the year ended December 31, 2007.

Recent Accounting Pronouncements

In May 2008, the FASB issued FASB Staff Position APB14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (including partial cash settlement)” (“FSP APB 14-1”).  FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash on conversion to separately account for the liability (debt) and equity (conversion options) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate.  Upon conversion of our Convertible Senior Notes, we have the right to deliver shares of our common stock, cash or a combination of cash and shares of our common stock.  As a result our accounting for our Convertible Senior Notes will be impacted by the adoption of FSP APB 14-1. The adoption of FSP APB 14-1 is expected to result in an increase to the discount on our Convertible Senior Notes with a corresponding increase to stockholder’s equity and will increase our interest expense. We will be required to adopt FSP APB14-1 on January 1, 2009 and will be required to retroactively restate all prior periods since the June 2007 issuance of the Convertible Senior Notes.  We are continuing to evaluate the impact of the provisions of FSP APB 14-1; however at this time we believe that the incremental non-cash interest expense required to be recognized as a result of the adoption of FSP APB 14-1 will be material.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

For quantitative and qualitative disclosures about market risk see Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” of our annual report on Form 10-K for the year ended December 31, 2007. Our exposures to market risk have not changed materially since December 31, 2007.  Based upon the quoted market price at June 30, 2008, the fair value of our 1.00% $200.0 million Convertible Senior Notes was approximately $140.0 million.

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

ITEM 2.                  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On August 14, 2007, we announced that our Board of Directors had authorized a plan to permit the repurchase of up to $50.0 million of our common stock in negotiated and open market transactions. In June 2008, we announced that our Board of Directors had authorized an additional repurchase of up to $50.0 million of our common stock in negotiated and open market transactions through December 31, 2009. As of June 30, 2008, we had purchased 3,261,256 shares of our common stock pursuant to these authorizations for an aggregate of $55.9 million; approximately $44.1 million remained available for such negotiated and open market transactions concerning our common stock. We may purchase shares from time to time depending on market, economic, and other factors. The authorization will continue through December 31, 2009.

The following table summarizes our common stock repurchases during the second quarter of 2008 made pursuant to these authorizations. During the quarter, we did not purchase shares outside of this program, and all purchases were made by or on behalf of the Company and not by any “affiliated purchaser” (as defined by Rule 10b-18 of the Securities Exchange Act of 1934).

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or (Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2008	74,200	$18.40	1,501,190	$20,682,758
May 1-31, 2008	583,129	$16.18	2,084,319	$11,246,649
June 1-30, 2008	1,176,937	$14.61	3,261,256	$44,054,656

ITEM 4.                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On April 17, 2008, we held our 2008 Annual Meeting of Stockholders in Washington, D.C. Stockholders representing 40,744,972 shares entitled to vote at the Annual Meeting were present in person or by proxy.  This represents 87.1%, and a majority, of the 46,728,059 total shares authorized to vote at the Annual Meeting as of the record date of March 4, 2008.

The following nominees were elected to our board of directors, each to hold office until his or her successor is elected and qualified, by the vote set forth below:

Name	For	Withheld
David Schaeffer	40,592,388	152,584
Steven Brooks	40,261,305	483,667
Lewis H. Ferguson, III	40,580,513	164,459
Erel Margalit	39,001,574	1,743,398
Timothy Weingarten	39,001,687	1,743,285
Richard R. Liebhaber	40,724,211	20,761
D. Blake Bath	38,965,636	1,779,336

In addition, the stockholders ratified the appointment of Ernst & Young, LLP as the Company’s Independent registered public accountants for the fiscal year ending December 31, 2008.  The vote on this proposal number 2 was as follows:  FOR: 40,599,321;  AGAINST: 140,263;  ABSTAIN: 5,388.

ITEM 6.                     EXHIBITS.

(a) Exhibits

Exhibit Number	Description
Exhibit 10.1

Extension of Lease for headquarters space to August 31, 2012 and addition of 3rd floor office space, by and between 6715 Kenilworth Avenue Partnership and Cogent Communications Group, Inc., dated as of August 7, 2008.

31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer (filed herewith)
32.2	Certification of Chief Financial Officer (filed herewith)

(b) Reports on Form 8-K.

During the three months ended June 30, 2008, the Company filed reports on Form 8-K containing the following information and filed on the following dates:

Date	Description
May 9, 2008	We issued a press release summarizing our financial results for the first quarter 2008.
June 12, 2008

We issued a press release announcing that the Board of Directors had authorized the Company to repurchase an additional $50.0 million shares of the Company’s common stock in negotiated and open market transactions through December 31, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2008	COGENT COMMUNICATIONS GROUP, INC.

	By:	/s/ David Schaeffer
Name: David Schaeffer
Title: Chairman of the Board and Chief Executive Officer

Date: August 8, 2008	By:	/s/ Thaddeus G. Weed
Name: Thaddeus G. Weed
Title: Chief Financial Officer (Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description
Exhibit 10.1

Extension of Lease for headquarters space to August 31, 2012 and addition of 3rd floor office space, by and between 6715 Kenilworth Avenue Partnership and Cogent Communications Group, Inc., dated as of August 7, 2008.

31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer (filed herewith)
32.2	Certification of Chief Financial Officer (filed herewith)