Form 10-Q
period 2008-09-30
COGENT COMMUNICATIONS GROUP INC
filed 2008-11-07
CIK 1158324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008 OR

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

Common Stock, $.001 par value 44,588,924 Shares Outstanding as of November 1, 2008

INDEX

PART I
FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets of Cogent Communications Group, Inc., and Subsidiaries as of December 31, 2007 and September 30, 2008 (Unaudited)
Condensed Consolidated Statements of Operations of Cogent Communications Group, Inc., and Subsidiaries for the Three Months Ended September 30, 2007 and September 30, 2008 (Unaudited)
Condensed Consolidated Statements of Operations of Cogent Communications Group, Inc., and Subsidiaries for the Nine Months Ended September 30, 2007 and September 30, 2008 (Unaudited)
Condensed Consolidated Statements of Cash Flows of Cogent Communications Group, Inc., and Subsidiaries for the Nine Months Ended September 30, 2007 and September 30, 2008 (Unaudited)
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures

PART II OTHER INFORMATION
Item 1.	Legal Proceedings
Item 2.	Purchases of Equity Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 6.	Exhibits
SIGNATURES
CERTIFICATIONS

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2007 AND SEPTEMBER 30, 2008
(IN THOUSANDS, EXCEPT SHARE DATA)

	December 31, 2007	September 30, 2008
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$177,021	$109,050
Short term investments - restricted	812	162
Accounts receivable, net of allowance for doubtful accounts of $1,159 and $1,882, respectively	21,760	21,050
Prepaid expenses and other current assets	6,636	6,430
Total current assets	206,229	136,692
Property and equipment, net	245,420	250,749
Deposits and other assets - $306 and $323 restricted, respectively	3,676	3,646
Total assets	$455,325	$391,087

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12,868	$13,239
Accrued liabilities	12,891	13,766
Current maturities, capital lease obligations	7,717	5,821
Total current liabilities	33,476	32,826
Capital lease obligations, net of current maturities	84,857	97,559
Convertible senior notes, net of discount of $4,133 and $3,295, respectively	195,867	176,705
Other long term liabilities	2,295	2,825
Total liabilities	316,495	309,915
Commitments and contingencies:
Stockholders’ equity:
Common stock, $0.001 par value; 75,000,000 shares authorized; 47,929,874 and 44,588,924 shares issued and outstanding, respectively	48	45
Additional paid-in capital	430,402	386,891
Stock purchase warrants	764	764
Accumulated other comprehensive income—foreign currency translation adjustment	3,600	2,476
Accumulated deficit	(295,984)	(309,004)
Total stockholders’ equity	138,830	81,172
Total liabilities and stockholders’ equity	$455,325	$391,087

The accompanying notes are an integral part of these condensed consolidated balance sheets.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND SEPTEMBER 30, 2008
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2008
	(Unaudited)	(Unaudited)
Net service revenue	$46,969	$54,594
Operating expenses:
Network operations (including $61 and $80 of equity-based compensation expense, respectively, exclusive of amounts shown separately)	22,771	24,139
Selling, general, and administrative (including $3,000 and $3,943 of equity-based compensation expense, respectively, and $515 and $1,409 of bad debt expense, net of recoveries, respectively)	15,512	20,346
Depreciation and amortization	16,627	15,494
Total operating expenses	54,910	59,979
Operating loss	(7,941)	(5,385)
Gain – purchase of convertible notes	—	9,735
Gain – lease restructuring	2,110	—
Interest income and other, net	2,906	751
Interest expense	(2,498)	(3,028)
Net (loss) income	$(5,423)	$2,073

Net (loss) income per common share:
Basic net (loss) income per common share	$(0.12)	$0.05

Diluted net (loss) income per common share	$(0.12)	$0.05

Weighted-average common shares—basic	47,073,070	43,593,205
Weighted-average common shares—diluted	47,073,070	44,276,989

The accompanying notes are an integral part of these condensed consolidated statements of operations.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND SEPTEMBER 30, 2008
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2008
	(Unaudited)	(Unaudited)
Net service revenue	$135,698	$160,564
Operating expenses:
Network operations (including $143 and $248 of equity-based compensation expense, respectively, exclusive of amounts shown separately)	65,296	69,217
Selling, general, and administrative (including $7,003 and $13,366 of equity-based compensation expense, respectively, and $1,421 and $3,246 of bad debt expense, net of recoveries, respectively)	44,702	59,768
Asset impairment	—	1,592
Depreciation and amortization	48,865	47,619
Total operating expenses	158,863	178,196
Operating loss	(23,165)	(17,632)
Gain – purchase of convertible notes	—	9,735
Gain – lease restructuring	2,110	—
Interest income and other, net	4,788	3,127
Interest expense	(7,752)	(8,250)
Net loss	$(24,019)	$(13,020)

Net loss per common share:
Basic and diluted net loss per common share	$(0.50)	$(0.29)

Weighted-average common shares—basic and diluted	48,069,477	45,123,241

The accompanying notes are an integral part of these condensed consolidated statements of operations.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND SEPTEMBER 30, 2008
(IN THOUSANDS)

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2008
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net cash provided by operating activities	$35,169	$43,543
Cash flows from investing activities:
Purchases of property and equipment	(26,105)	(28,322)
(Purchases) maturities of short term investments, net	(570)	650
Proceeds from dispositions of assets	14	106
Net cash used in investing activities	(26,661)	(27,566)
Cash flows from financing activities:
Purchases of common stock	(51,894)	(58,032)
Proceeds from issuance of senior convertible notes, net	195,500	—
Senior convertible notes issuance costs	(353)	—
Repayment and purchase of convertible notes, respectively	(10,187)	(9,941)
Proceeds from exercises of stock options	1,054	121
Repayments of capital lease obligations	(5,454)	(15,605)
Net cash provided by (used in) financing activities	128,666	(83,457)
Effect of exchange rate changes on cash	425	(491)
Net increase (decrease) in cash and cash equivalents	137,599	(67,971)
Cash and cash equivalents, beginning of period	42,642	177,021
Cash and cash equivalents, end of period	$180,241	$109,050

The accompanying notes are an integral part of these condensed consolidated statements of cash flows.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007 and 2008
(unaudited)

1.             Description of the business and recent developments:

Description of business

Cogent Communications Group, Inc. (the “Company”) is a Delaware corporation and is headquartered in Washington, DC. The Company is a facilities-based provider of low-cost, high-speed Internet access and Internet Protocol (“IP”) communications services. The Company’s network is specifically designed and optimized to transmit data using IP. The Company delivers its services to small and medium-sized businesses, communications service providers and other bandwidth-intensive organizations through approximately 17,000 customer connections in North America and Europe.

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

	Three months ended September 30, 2007	Three months ended September 30, 2008	Nine months ended September 30, 2007	Nine months ended September 30, 2008
Net (loss) income	$(5,423)	$2,073	$(24,019)	$(13,020)
Currency translation	702	(2,611)	1,345	(1,124)
Comprehensive loss	$(4,721)	$(538)	$(22,674)	$(14,144)

Financial instruments

The Company was party to letters of credit totaling approximately $0.4 million and $1.0 million at September 30, 2008 and December 31, 2007, respectively. These letters of credit are secured by certificates of deposit of approximately $0.5 million at September 30, 2008 and $1.1 million at December 31, 2007 that are restricted and included in short-term investments or deposits and other assets in the accompanying balance sheets. The Company measures its cash equivalents (money market funds totaling $96.0 million at September 30, 2008 and $171.9 million at December 31, 2007) at fair value based upon quoted market prices (Level 1 under SFAS No. 157, ‘‘Fair Value Measurements’’ ).

Based upon the quoted market price at September 30, 2008, the fair value of the Company’s $180.0 million convertible senior notes was approximately $90.0 million.

Equity- based compensation expense

Equity-based compensation expense is related to restricted stock and stock options. Equity-based compensation expense was $3.1 million for the three months ended September 30, 2007 and $4.0 million for the three months ended September 30, 2008.   Equity-based compensation expense was $7.1 million for the nine months ended September 30, 2007 and $13.6 million for the nine months ended September 30, 2008.   On April 30, 2007, the Company issued 0.9 million common shares to certain of its employees.  These grants were valued at the closing price on the date of grant and will fully vest on April 30, 2009.  These grants resulted in approximately $23.4 million of equity-based compensation expense to be recorded ratably over the two-year service period. In January 2008, the Company issued 0.6 million common shares to certain of its employees. These grants were valued at the closing price on the date of grant and will vest over a four-year period.  These grants will result in approximately $14.7 million of equity-based compensation expense to be recorded ratably over the four year service period.

In January 2007 and January 2008, the Company issued approximately 51,000 common shares to its non-management directors. These grants were valued at the closing price on the date of grant, were fully vested upon grant, and resulted in approximately $0.9 million and $1.2 million of equity-based compensation expense during the nine months ended September 30, 2007 and September 30, 2008, respectively.

Basic and diluted net (loss) income per common share

Net (loss) income per share is presented in accordance with the provisions of SFAS No. 128 “Earnings per Share.” SFAS No. 128 requires a presentation of basic Earnings per Share (“EPS”) and diluted EPS. Basic EPS excludes dilution for common stock equivalents and is computed by dividing net income or (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period, adjusted, using the if-converted method, for the effect of common stock equivalents arising from the assumed conversion of participating convertible securities, if dilutive. Diluted EPS is based on the weighted-average number of shares of common stock outstanding during each period, adjusted for the effect of common stock equivalents, if dilutive.

Using the “if-converted” method, the shares issuable upon conversion of the 1.00% Convertible Senior Notes (the “Notes”) were anti-dilutive for all periods presented. Accordingly, the impact has been excluded from the computation of diluted income or (loss) per share for all periods presented. The Notes are convertible into shares of the Company’s common stock at an initial conversion price of $49.18 per share, yielding 3.7 million common shares, as of September 30, 2008, subject to certain adjustments set forth in the indenture.

The Company computes the dilutive effect of outstanding options using the treasury stock method. For the three and nine months ended September 30, 2007 and the nine months ended September 30, 2008, options to purchase 1.1 million and 1.1 million shares of common stock, respectively, at weighted-average exercies prices of $5.53 and $5.79 per share, respectively, are not included in the computation of diluted (loss) per share as the effect would be anti-dilutive.

Shares of restricted stock are included in the computation of basic EPS as they vest and are included in diluted EPS, to the extent they are dilutive, determined using the treasury stock method. As of September 30, 2007 and September 30, 2008, 1.2 million and 1.7 million unvested shares of restricted common stock, respectively, are not included in the computation of diluted (loss) per share for the three and nine months ended September 30, 2007 and the nine months ended September 30, 2008, as the effect would be anti-dilutive.

Excluded from the weighted averaged dilutive shares for the three months ended September 30, 2008 are options for 0.3 million shares of common stock at a weighted-average exerceise price of $19.30 per share and 1.7 million unvested shares of restricted common stock, as their inclusion would be anti-dilutive.

The following details the determination of the diluted weighted average shares for the three months ended September 30, 2008.

Three Months Ended September 30, 2008
Weighted average common shares outstanding - basic	43,593,205
Dilutive effect of stock options	683,784
Weighted average shares - diluted	44,276,989

For the three and nine months ended September 30, 2007 and the three and nine months ended September 30, 2008, the Company’s employees exercised options for approximately 110,000, 205,000, 6,000 and 49,000 common shares, respectively.

Recent accounting pronouncements

In May 2008, the FASB issued FASB Staff Position APB14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (including partial cash settlement)” (“FSP APB 14-1”).  FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash on conversion to separately account for the liability (debt) and equity (conversion options) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate.  Upon conversion of the Company’s Convertible Senior Notes, the Company has the right to deliver shares of its common stock, cash or a combination of cash and shares of its common stock.  As a result, the Company’s accounting for its Convertible Senior Notes will be impacted by the adoption of FSP APB 14-1. The adoption of FSP APB 14-1 will result in an increase to the discount on the Company’s Convertible Senior Notes with a corresponding increase to stockholder’s equity and an increase to the Company’s interest expense. The Company will be required to adopt FPS APB14-1 on January 1, 2009 and will be required to retroactively restate all prior periods since the June 2007 issuance of the Convertible Senior Notes.  The Company is continuing to evaluate the impact of the provisions of FSP APB 14-1.  At this time the Company believes that the incremental non-cash interest expense required to be recognized and the increase in gains from the Company’s purchases of  its convertible notes (due to a reduced carrying value of the convertible notes from an  increase in debt discount) will be material.

2.             Property and equipment:

Depreciation and amortization expense related to property and equipment and capital leases was $16.3 million and $15.5 million for the three months ended September 30, 2007 and 2008, respectively, and was $48.0 million and $47.6 million for the nine months ended September 30, 2007 and 2008, respectively.

During the first quarter of 2008, the Company identified certain immaterial errors in its accounting for IRU capital leases and the related assets and liabilities that affected certain prior periods.  The cumulative effect of these errors was corrected in the three months ended March 31, 2008.  The net impact of the corrections on the three months ended March 31, 2008 and nine months ended September 30, 2008 was a $1.4 million increase in the net loss and a $1.4 million decrease in net assets.  The correction of these errors increased depreciation expense by $0.4 million decreased interest expense by $0.6 million and resulted in an asset impairment charge of $1.6 million for the nine months ended September 30, 2008.  The impaired IRU asset was no longer in use and the Company has obtained alternative dark fiber that serves the related facilities and customers.  As of September 30, 2008, the Company’s balance sheet includes a capital lease liability including accrued interest totaling $2.4 million related to this IRU as the requirements for the extinguishment of such liability had not been met and payments with the vendor are in dispute.  The correction of these errors also increased IRU assets by $5.7 million and increased capital lease obligations by $8.1 million as of January 1, 2008.  The Company concluded that the impact of these errors was not material to the consolidated financial statements for any prior interim or annual period, nor were they material to the first quarter of 2008, the nine months ended September 30, 2008, or the expected results for fiscal 2008.

Capitalized network construction labor and related costs

The Company capitalized salaries and related benefits of employees working directly on the construction and build-out of its network of $1.2 million and $1.0 million for the three months ended September 30, 2007 and 2008, respectively, and $2.5 million and $3.1 million for the nine months ended September 30, 2007 and 2008, respectively.

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

In September 2008, the Company purchased $20.0 million of face value of the Notes for $9.9 million in cash.  This transaction resulted in a gain of $9.7 million for the three and nine months ended September 30, 2008.  In October 2008, the Company purchased $86.0 million of face value of the Notes for $37.8 million in cash.  This transaction is expected to result in a gain of $46.8 million to be recorded in the three months and year ending December 31, 2008.

4.             Share Buyback Program:

In August 2007, the Company’s board of directors approved a $50.0 million common stock buyback program (the “Buyback Program”). In June 2008, the Company’s board of directors approved an additional $50.0 million of purchases of the Company’s common stock under the Buyback Program to occur prior to December 31, 2009. In the three and nine months ended September 30, 2008, the Company purchased approximately 1.2 million and 4.0 million shares of its common stock, respectively, for approximately $12.0 million and $58.0 million, respectively, under the Buyback Program. These common shares were subsequently retired.  As of September 30, 2008, there was approximately $32.1 million remaining under the Buyback Program.

5.             Contingencies:

Current and potential litigation

The Company is involved in disputes with certain telephone companies that provide it local circuits or leased optical fibers. The total amount claimed by these companies is approximately $4.6 million. Included in this amount is $1.9 million claimed by Sprint Communications L. P. (a subsidiary of Sprint-Nextel Corporation) (“Sprint”) as payment for the services allegedly provided  by Sprint related to the exchange of Internet traffic by Sprint and the Company.  In September 2008, Sprint filed a lawsuit to obtain this amount. The Company believes that is has adequately reserved for the amounts related to these disputes and does not believe that a substantial majority of these amounts are owed to these providers and intends to vigorously defend its position.

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

6.             Related party transactions:

Office lease

The Company’s headquarters are located in an office building beneficially owned through a family partnership controlled by the Company’s Chief Executive Officer. The Company paid $0.1 million and $0.4 million in the three and nine months ended September 30, 2007, respectively, and $0.2 million and $0.5 million in the three and nine months ended September 30, 2008, respectively, in rent and related costs to this entity. The lease was amended in August 2008 to include additional space and to extend the termination date of the lease to August 2012.

Convertible Senior Notes

In September 2008, the Company’s Chairman and Chief Executive Officer purchased $3.0 million face value of the Company’s Notes for $1.4 million in cash in open market transactions.

7.             Segment information:

The Company operates as one operating segment. Below are the Company’s net service revenues and long lived assets by geographic region (in thousands):

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2008
Net Revenues
North America	$36,708	$42,429	$106,025	$124,011
Europe	10,261	12,165	29,673	36,553
Total	$46,969	$54,594	$135,698	$160,564

	December 31, 2007	September 30, 2008
Long lived assets, net
North America	$198,621	$203,467
Europe	46,964	47,429
Total	$245,585	$250,896

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

General Overview

We are a leading facilities-based provider of low-cost, high-speed Internet access and IP communications services. Our network is specifically designed and optimized to transmit data using IP. IP networks are significantly less expensive to operate and are able to achieve higher performance levels than the traditional circuit-switched networks used by our competitors when providing Internet access services, thus, we believe, giving us cost and performance advantages. We deliver our services to small and medium-sized businesses, communications service providers and other bandwidth-intensive organizations through approximately 17,000 customer connections in North America and Europe. Our primary on-net service is Internet access at a speed of 100 Megabits per second, much faster than typical Internet access currently offered to businesses. We offer this on-net service exclusively through our own facilities, which run all the way to our customers’ premises.

Our network is comprised of in-building riser facilities, metropolitan optical fiber networks, metropolitan traffic aggregation points and inter-city transport facilities. The network is physically connected entirely through our facilities to over 1,300 buildings in which we provide our on-net services, including over 940 multi-tenant office buildings. We also provide on-net services in carrier-neutral colocation facilities, data centers and single-tenant office buildings. Because of our integrated network architecture, we are not dependent on local telephone companies to serve our on-net customers. We emphasize the sale of on-net services because we believe we have a competitive advantage in providing these services and our sales of these services generate higher gross profit margins than our off-net and non-core services.

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

We believe our key opportunity is provided by our high-capacity network, which provides us with the ability to add a significant number of customers to our network with minimal incremental costs. Our focus is to add customers to our network in a way that maximizes its use and at the same time provides us with a profitable customer mix. We are responding to this opportunity by increasing our sales and marketing efforts including increasing our number of sales representatives. In addition, we may add customers to our network through strategic acquisitions.

We are expanding our network to locations that we believe can be economically integrated and represent significant concentrations of Internet traffic. One of our keys to developing a profitable business will be to carefully match the expense of extending our network to reach new customers with the revenue generated by those customers.

We believe two of the most important trends in our industry are the continued long-term growth in Internet traffic and a decline in Internet access prices. As Internet traffic continues to grow and prices per unit of traffic continue to decline, we believe our ability to load our network and gain market share from less efficient network operators will expand. However, continued erosion in Internet access prices will likely have a negative impact on the rate at which we can increase our revenues and our profitability.  In June 2008, we introduced additional volume and term based discounts to certain of our customers in an effort to continue to gain market share and grow our on-net revenues.

The growth in Internet traffic has a more significant impact on our net-centric customers who represent the majority of the traffic on our network and who tend to consume the majority of their allocated bandwidth on their connections.  Our corporate customers tend to utilize a small portion of their allocated bandwidth on their connections.

Our on-net service consists of high-speed Internet access and IP connectivity ranging from 0.5 Megabits per second to 10 Gigabits per second of bandwidth. We offer our on-net services to customers located in buildings that are physically connected to our network. Off-net services are sold to businesses that are connected to our network primarily by means of “last mile” access service lines obtained from other carriers, primarily in the form of point-to-point TDM, POS, SDH and/or Carrier Ethernet circuits. Our non-core services, which consist of legacy services of companies whose assets or businesses we have acquired, include managed modem services, voice services (only provided in Toronto, Canada) and point to point private line services. We do not actively market these non-core services and expect the net service revenue associated with them to continue to decline.

Due to our strategic acquisitions of network assets and equipment, we believe we are positioned to grow our revenue base. We continue to purchase and deploy network equipment to parts of our network to maximize the utilization of our assets and to expand our network. Our future capital expenditures will be based primarily on our planned expansion of our network, the addition of on-net buildings and the concentration and growth of our customer base. We plan to continue to expand our network and to increase our number of on-net buildings by approximately 100 buildings by December 31, 2008 from 1,217 buildings at December 31, 2007. We expect our 2008 capital expenditures to be similar to our 2007 capital expenditure rate, or approximately $32.0 million.

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

•                     growth in our on-net buildings; and

•                     cash flows.

Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2008

The following summary table presents a comparison of our results of operations for the three months ended September 30, 2007 and 2008 with respect to certain key financial measures. The comparisons illustrated in the table are discussed in greater detail below.

	Three months ended September 30,		Percent
	2007	2008	Change
	(in thousands)
Net service revenue	$46,969	$54,594	16.2%
On-net revenue	37,646	44,243	17.5%
Off-net revenue	7,757	8,995	16.0%
Non-core revenue	1,566	1,356	(13.4)%
Network operations expenses (1)	22,710	24,059	5.9%
Gross profit (2)	24,259	30,535	25.9%
Selling, general, and administrative expenses (3)	12,512	16,403	31.1%
Equity-based compensation expense	3,061	4,023	31.4%
Depreciation and amortization expenses	16,627	15,494	(6.8)%
Gain on lease restructuring	2,110	—	(100.0)%
Gain on convertible debt purchase	—	9,735	100.0%
Net (loss) income	(5,423)	2,073	138.2%

(1)  Excludes equity-based compensation expenses of $61 and $80 in the three months ended September 30, 2007 and 2008, respectively, which, if included would have resulted in a period-to-period change of 6.0%.

(2)  Excludes equity-based compensation expenses of $61 and $80 in the three months ended September 30, 2007 and 2008, respectively, which if included would have resulted in a period-to-period change of 25.9%.

(3)  Excludes equity-based compensation expenses of $3,000 and $3,943 in the three months ended September 30, 2007 and 2008, respectively, which, if included would have resulted in a period-to-period change of 31.2%.

Net Service Revenue. Our net service revenue increased 16.2% from $47.0 million for the three months ended September 30, 2007 to $54.6 million for the three months ended September 30, 2008. The impact of exchange rates resulted in approximately $1.1 million of this increase in revenues.  For the three months ended September 30, 2007 and 2008, on-net, off-net and non-core revenues represented 80.2%, 16.5% and 3.3% and 81.0%, 16.5% and 2.5% of our net service revenues, respectively.

Our on-net revenues increased 17.5% from $37.6 million for the three months ended September 30, 2007 to $44.2 million for the three months ended September 30, 2008. Our on-net revenues increased as we increased the number of our on-net customer connections by 26.7% from approximately 10,500 at September 30, 2007 to approximately 13,300 at September 30, 2008. On-net customer connections increased at a greater rate than on-net revenues due to a decline in the average revenue per on-net customer connection. This decline is partly attributed to a shift in the customer connection mix. Due to the increase in the size of our sales force, we are now able to focus not only on customers who purchase high-bandwidth connections, as we have done historically, but also on customers who purchase lower-bandwidth connections. We expect to continue to focus our sales efforts on a broad mix of customers. Additionally, on-net customers who cancel their service from our installed base of customers, in general, have greater average revenue per connection than new customers. These trends and, to a lesser extent, an increase in customers receiving a discount for purchasing longer term contracts and volume based discounts, resulted in a reduction to our average revenue per on-net connection.

Our off-net revenues increased 16.0% from $7.8 million for the three months ended September 30, 2007 to $9.0 million for the three months ended September 30, 2008.  Our off-net customer connections declined 0.8% from approximately 3,020 at September 30, 2007 to approximately 3,000 at September 30, 2008. Off-net customer connections decreased while off-net revenues increased due to an increase in the average revenue per off-net customer connection. Off-net customers who cancel their service, in general, have a lower average revenue per connection than new off-net customers who generally purchase higher-bandwidth connections.

Our non-core revenues decreased 13.4% from $1.6 million for the three months ended September 30, 2007 to $1.4 million for the three months ending September 30, 2008. The number of our non-core customer connections declined 24.4% from approximately 860 at September 30, 2007 to approximately 650 at September 30, 2008. We do not actively market these acquired non-core services and expect that the net service revenue associated with them will continue to decline.

Network Operations Expenses. Our network operations expenses, excluding equity-based compensation expense, increased 5.9% from $22.7 million for the three months ended September 30, 2007 to $24.1 million for the three months ended September 30, 2008. The impact of exchange rates resulted in approximately $0.5 million of this $1.3 million increase in network operations expenses.  The remaining increase is primarily attributable to an increase in costs related to our network and facilities expansion activities partly offset by the decline in network operations expenses associated with the decline in our non-core revenues.

Gross Profit. Our gross profit, excluding equity-based compensation expense, increased 25.9% from $24.3 million for the three months ended September 30, 2007 to $30.5 million for the three months ended September 30, 2008. We determine gross profit by subtracting network operation expenses from our net service revenue (excluding equity-based compensation expense) and do not allocate depreciation and amortization expense to our network operations expense. The increase is primarily attributed to the increase in higher gross margin on-net revenues. Our gross profit margin expanded from 51.6% for the three months ended September 30, 2007 to 55.9% for the three months ended September 30, 2008. Our gross profit has benefited from the limited incremental expenses associated with providing service to an increasing number of on-net customers and the decline in non-core revenues which carry a lower gross margin.  Our gross profit margin may be impacted by the timing and amounts of disputed circuit costs and the additional costs of expanding our network.  These costs include the costs related to our data centers including power costs, additional maintenance costs related to our IRU agreements and cost of living increases related to the costs of operating our existing network. We believe that our gross profit margin will increase as we are allocating the majority of our sales and marketing resources toward obtaining additional on-net customers and as sales of these services generate higher gross profit margins than our off-net and non-core services.

Selling, General, and Administrative Expenses. Our SG&A expenses, excluding equity-based compensation expense, increased 31.1% from $12.5 million for the three months ended September 30, 2007 to $16.4 million for the three months ended September 30, 2008. The impact of exchange rates resulted in approximately $0.4 million of this $3.9 million increase in SG&A expenses.  SG&A expenses increased primarily from the increase in salaries and related costs required to support our expanding sales and marketing efforts, a $0.7 million increase in professional fees and a $0.9 million increase in bad debt expense.

Equity-based Compensation Expense. Equity-based compensation expense results from grants of restricted stock and stock options. Equity-based compensation expense increased 31.4% from $3.1 million for the three months ended September 30, 2007 to $4.0 million for the three months ending September 30, 2008. The increase is primarily attributed to a $0.9 million increase in equity-based compensation expense associated with restricted stock grants made to our employees in January 2008.

Depreciation and Amortization Expenses. Our depreciation and amortization expense decreased 6.8% from $16.6 million for the three months ended September 30, 2007 to $15.5 million for the three months ended September 30, 2008. The decrease is primarily due to the decline in depreciation expense from fully depreciated fixed assets more than offsetting depreciation expense associated with the increase in deployed fixed assets.

Gain on lease restructuring.     In September 2007, we entered into a settlement agreement under which we were released from our obligations under a lease agreement for an acquired unused facility. This settlement agreement resulted in a gain of approximately $2.1 million recorded during the three months ended September 30, 2007.

Gains on Purchases of Convertible Senior Notes.   In September 2008, we purchased $20.0 million of face value of our Notes for $9.9 million in cash.  This transaction resulted in a gain of $9.7 million for the three and nine months ended September 30, 2008.  In October 2008, we purchased $86.0 million of face value of our Notes for $37.8 million in cash.  This transaction is expected to result in a gain of $46.8 million to be recorded in the three months and year ending December 31, 2008.  In the aggregate, we purchased $106.0 million of face value of our Notes for $47.7 million in cash.  These transactions will result in a total gain of $56.6 million.  After these transactions there is $94.0 million of face value of our Notes outstanding. We may purchase additional Notes.

Buildings On-net. As of September 30, 2007 and 2008, we had a total of 1,189 and 1,301 on-net buildings connected to our network, respectively.

Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2008

The following summary table presents a comparison of our results of operations for the nine months ended September 30, 2007 and 2008 with respect to certain key financial measures. The comparisons illustrated in the table are discussed in greater detail below.

	Nine months ended September 30,		Percent
	2007	2008	Change
	(in thousands)
Net service revenue	$135,698	$160,564	18.3%
On-net revenue	106,094	131,268	23.7%
Off-net revenue	24,154	25,448	5.4%
Non-core revenue	5,450	3,848	(29.4)%
Network operations expenses (1)	65,153	68,969	5.9%
Gross profit (2)	70,545	91,595	29.8%
Selling, general, and administrative expenses (3)	37,699	46,402	23.1%
Equity-based compensation expense	7,146	13,614	90.5%
Asset impairment	—	1,592	100.0%
Depreciation and amortization expenses	48,865	47,619	(2.5)%
Gain on lease restructuring	2,110	—	(100.0)%
Gain on convertible debt purchase	—	9,735	100.0%
Net loss	(24,019)	(13,020)	45.8%

(1)   Excludes equity-based compensation expenses of $143 and $248 in the nine months ended September 30, 2007 and 2008, respectively, which, if included would have resulted in a period-to-period change of 6.0%.

(2)   Excludes equity-based compensation expenses of $143 and $248 in the nine months ended September 30, 2007 and 2008, respectively, which if included would have resulted in a period-to-period change of 29.8%.

(3)   Excludes equity-based compensation expenses of $7,003 and $13,366 in the nine months ended September 30, 2007 and 2008, respectively, which, if included would have resulted in a period-to-period change of 33.7%.

Net Service Revenue. Our net service revenue increased 18.3% from $135.7 million for the nine months ended September 30, 2007 to $160.6 million for the nine months ended September 30, 2008. The impact of exchange rates resulted in approximately $5.3 million of this increase in revenues.  For the nine months ended September 30, 2007 and 2008, on-net, off-net and non-core revenues represented 78.2%, 17.8% and 4.0% and 81.8%, 15.8% and 2.4% of our net service revenues, respectively.

Our on-net revenues increased 23.7% from $106.1 million for the nine months ended September 30, 2007 to $131.3 million for the nine months ended September 30, 2008. Our on-net revenues increased as we increased the number of our on-net customer connections by 26.7% from approximately 10,500 at September 30, 2007 to approximately 13,300 at September 30, 2008. On-net customer connections increased at a greater rate than on-net revenues due to a decline in the average revenue per on-net customer connection. This decline is partly attributed to a shift in the customer connection mix. Due to the increase in the size of our sales force, we are now able to focus not only on customers who purchase high-bandwidth connections, as we have done historically, but also on customers who purchase lower-bandwidth connections. We expect to continue to focus our sales efforts on a broad mix of customers. Additionally, on-net customers who cancel their service from our installed base of customers, in general, have greater average revenue per connection than new customers. These trends and, to a lesser extent, an increase in customers receiving a discount for purchasing longer term contracts and volume based discounts, resulted in a reduction to our average revenue per on-net connection.

Our off-net revenues increased 5.4% from $24.2 million for the nine months ended September 30, 2007 to $25.4 million for the nine months ended September 30, 2008.  Our off-net customer connections declined 0.8% from approximately 3,020 at September 30, 2007 to approximately 3,000 at September 30, 2008. Off-net customer connections decreased while off-net revenues increased due to an increase in the average revenue per off-net customer connection. Off-net customers who cancel their service, in general, have a lower average revenue per connection than new off-net customers who generally purchase higher-bandwidth connections.

Our non-core revenues decreased 29.4% from $5.5 million for the nine months ended September 30, 2007 to $3.8 million for the nine months ending September 30, 2008. The number of our non-core customer connections declined 24.4% from approximately 860 at September 30, 2007 to approximately 650 at September 30, 2008. We do not actively market these acquired non-core services and expect that the net service revenue associated with them will continue to decline.

Network Operations Expenses. Our network operations expenses, excluding equity-based compensation expense, increased 5.9% from $65.2 million for the nine months ended September 30, 2007 to $69.0 million for the nine months ended September 30, 2008. The impact of exchange rates resulted in approximately $2.1 million of this $3.8 million increase in network operations expenses.  The remaining increase is primarily attributable to an increase in costs related to our network and facilities expansion activities partly offset by the decline in network operations expenses associated with the decline in our non-core revenues.

Gross Profit. Our gross profit, excluding equity-based compensation expense, increased 29.8% from $70.5 million for the nine months ended September 30, 2007 to $91.6 million for the nine months ended September 30, 2008. We determine gross profit by subtracting network operation expenses from our net service revenue (excluding equity-based compensation expense) and do not allocate depreciation and amortization expense to our network operations expense. The increase is primarily attributed to the increase in higher gross margin on-net revenues as a percentage of net service revenue. Our gross profit margin expanded from 52.0% for the nine months ended September 30, 2007 to 57.0% for the nine months ended September 30, 2008. Our gross profit has benefited from the limited incremental expenses associated with providing service to an increasing number of on-net customers and the decline in non-core revenues which carry a lower gross margin.  Our gross profit margin may be impacted by the timing and amounts of disputed circuit costs and the additional costs of maintaining and expanding our network.  These costs include the costs related to our data centers including power costs, additional maintenance costs related to our IRU agreements and cost of living increases related to the costs of operating our existing network. We believe that our gross profit margin will continue to increase as we are allocating the majority of our sales and marketing resources toward obtaining additional on-net customers and as sales of these services generate higher gross profit margins than our off-net and non-core services.

Selling, General, and Administrative Expenses. Our SG&A expenses, excluding equity-based compensation expense, increased 23.1% from $37.7 million for the nine months ended September 30, 2007 to $46.4 million for the nine months ended September 30, 2008. The impact of exchange rates resulted in approximately $1.7 million of this $8.7 million increase in SG&A expenses.  SG&A expenses increased primarily from the increase in salaries and related costs required to support our expanding sales and marketing efforts, a $1.1 million increase in professional fees and a $1.8 million increase in bad debt expense.

Equity-based Compensation Expense. Equity-based compensation expense results from grants of restricted stock and stock options. Equity-based compensation expense increased 90.5% from $7.1 million for the nine months ended September 30, 2007 to $13.6 million for the nine months ending September 30, 2008. The increase is primarily attributed to a $3.6 million increase in equity-based compensation expense associated with restricted stock grants made to our employees in April 2007 and a $2.8 million increase in equity-based compensation expense associated with restricted stock grants made to our employees in January 2008.

Asset Impairment.   In the first quarter of 2008, we recorded an impairment charge of $1.6 million related to an IRU asset under a capital lease.  The IRU asset was no longer in use and we have obtained alternative dark fiber that serves the related facilities and customers.

Depreciation and Amortization Expenses. Our depreciation and amortization expense decreased 2.5% from $48.9 million for the nine months ended September 30, 2007 to $47.6 million for the nine months ended September 30, 2008. The decrease is primarily due to the decline in depreciation expense from fully depreciated fixed assets more than offsetting depreciation expense associated with the increase in deployed fixed assets.

  Gain on lease restructuring.     In September 2007, we entered into a settlement agreement under which we were released from our obligations under a lease agreement for an acquired unused facility. This settlement agreement resulted in a gain of approximately $2.1 million recorded during the nine months ended September 30, 2007.

Gains on Purchases of Convertible Senior Notes In September 2008, we purchased $20.0 million of face value of our Notes for $9.9 million in cash.  This transaction resulted in a gain of $9.7 million for the nine months ended September 30, 2008.  In October 2008, we purchased $86.0 million of face value of our Notes for $37.8 million in cash.  This transaction is expected to result in a gain of $46.8 million to be recorded in the three months and year ending December 31, 2008. In the aggregate, we purchased $106.0 million of face value of our Notes for $47.7 million in cash.  These transactions resulted in a total gain of $56.6 million.   After these transactions there is $94.0 million of face value of our Notes outstanding.  We may purchase additional Notes.

Buildings On-net. As of September 30, 2007 and 2008, we had a total of 1,189 and 1,301 on-net buildings connected to our network, respectively.

Liquidity and Capital Resources

In assessing our liquidity, management reviews and analyzes our current cash balances, short-term investments, accounts receivable, accounts payable, accrued liabilities, capital expenditure commitments, and required capital lease and debt payments and other obligations.

Cash Flows

The following table sets forth our consolidated cash flows for the nine months ended September 30, 2007 and nine months ended September 30, 2008.

	Nine months ended September 30,
(in thousands)	2007	2008
Net cash provided by operating activities	$35,169	$43,543
Net cash used in investing activities	(26,661)	(27,566)
Net cash provided by (used in) financing activities	128,666	(83,457)
Effect of exchange rates on cash	425	(491)
Net increase (decrease) in cash and cash equivalents during period	$137,599	$(67,971)

Net Cash Provided by Operating Activities.  Our primary sources of operating cash are receipts from our customers who are billed on a monthly basis for our services. Our primary uses of operating cash are payments made to our vendors and employees. Net cash provided by operating activities was $35.2 million for the nine months ended September 30, 2007 compared to net cash provided by operating activities of $43.5 million for the nine months ended September 30, 2008. Changes in working capital resulted in an increase of cash of $4.0 million for the nine months ended September 30, 2007 and an increase of cash of $2.6 million for the nine months ended September 30, 2008.

Net Cash Used In Investing Activities.  Net cash used in investing activities was $26.7 million for the nine months ended September 30, 2007 and $27.6 million for the nine months ended September 30, 2008.  Our primary use of investing cash for the nine months ended September 30, 2007 was $26.1 million for the purchases of property and equipment and purchases of short-term investments of $0.6 million.  Our primary use of investing cash for the nine months ended September 30, 2008 was $28.3 million for the purchases of property and equipment. Our primary source of investing cash for the nine months ended September 30, 2008 was $0.6 million from the maturities of short-term investments.

Net Cash Provided By (Used In) Financing Activities.  Net cash provided by financing activities was $128.7 million for the nine months September 30, 2007. Net cash used in financing activities was $83.5 million for the nine months September 30, 2008.  Our primary use of financing cash for the nine months ended September 30, 2007 was $51.9 million for the purchase of shares of our common stock, $10.2 million for the repayment of our convertible subordinated notes on their June 15, 2007 maturity date and $5.5 million of principal payments under our IRU capital lease obligations.  Our primary source of financing cash for the nine months ended September 30, 2007 was $195.5 million of proceeds from the issuance of our 1.00% Convertible Senior Notes.  Our primary uses of financing cash for the nine months ended September 30, 2008 were $58.0 million for the purchases of shares of our common stock, $9.9 million for the purchase of $20.0 million face value of our 1.00% Convertible Senior Notes and $15.6 million of principal payments under our IRU capital lease obligations.

Cash Position and Indebtedness

Our total indebtedness, net of discount, at September 30, 2008 was $280.1 million and our total cash and cash equivalents and short-term investments were $109.2 million. Our total indebtedness at September 30, 2008 includes $103.4 million of capital lease obligations for dark fiber primarily under 15-25 year IRUs, of which approximately $5.8 million is considered a current liability.

$150.0 Million Share Buyback Programs

In June 2007 we used approximately $50.1 million of the net proceeds from our issuance of our $200.0 million Convertible Senior Notes to repurchase approximately 1.8 million shares of our common stock. These 1.8 million common shares were subsequently retired.

In August 2007, our board of directors approved a common stock buyback program (the “Buyback Program”). Under the Buyback Program we were authorized to purchase up to $50.0 million of our common stock prior to December 31, 2008. In June 2008, our board of directors approved an additional $50.0 million of purchases of our common stock to occur prior to December 31, 2009. In the nine months ended September 30, 2008, we purchased approximately 4.0 million shares of our common stock for approximately $58.0 million under the Buyback Program. These common shares were subsequently retired.  As of September 30, 2008, there was approximately $32.1 million remaining under the Buyback Program.

Convertible Senior Notes

In June 2007, we issued 1.00% Convertible Senior Notes (the “Notes”) due June 15, 2027, for an aggregate principal amount of $200.0 million in a private offering for resale to qualified institutional buyers pursuant to SEC Rule 144A. The Notes are unsecured and bear interest at 1.00% per annum. Interest is payable in cash semiannually in arrears on June 15 and December 15, of each year, beginning on December 15, 2007. We received proceeds of approximately $195.1 million after deducting the original issue discount of 2.25% and issuance costs. We used $10.6 million of the proceeds to repay principal and accrued interest on our existing convertible subordinated notes on June 15, 2007 and approximately $50.1 million to repurchase approximately 1.8 million shares of our common stock. Since June 2007 and through October 31, 2008, we have used the proceeds to purchase 6.3 million shares of our common stock for approximately $118.0 million and to purchase $106.0 million in face amount of our Notes for $47.7 million, leaving $94.0 million in face amount of our Notes remaining. We intend to use the remaining proceeds from the Notes sale for general corporate purposes, purchases of our Notes and to fund additional purchases of our common stock.

The Notes are convertible into shares of our common stock at an initial conversion price of $49.18 per share, or 20.3355 shares for each $1,000 principal amount of Notes, subject to adjustment for certain events as set forth in the indenture. Upon conversion of the Notes, we will have the right to deliver shares of our common stock, cash or a combination of cash and shares of our common stock. The Notes are convertible (i) during any fiscal quarter after the fiscal quarter ending September 30, 2007, if the closing sale price of our common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter exceeds 130% of the conversion price in effect on the last trading day of the immediately preceding fiscal quarter, or (ii) specified corporate transactions occur, or (iii) the trading price of the Notes falls below a certain threshold relative to the trading price of our common stock, or (iv) if we call the Notes for redemption, or (v) on or after April 15, 2027, until maturity. In addition, following specified corporate transactions, we will increase the conversion rate for holders who elect to convert Notes in connection with such corporate transactions, provided that in no event may the shares issued upon conversion, as a result of adjustment or otherwise, result in the issuance of more than 35.5872 common shares per $1,000 principal amount. The Notes include an “Irrevocable Election of Settlement” whereby we may choose, in our sole discretion, and without the consent of the holders of the Notes, to waive our right to settle the conversion feature in either cash or stock or in any combination, at our option.

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

Purchases of Notes

In September 2008, we purchased $20.0 million of face value of our Notes for $9.9 million in cash.  This transaction resulted in a gain of $9.7 million for the three and nine months ended September 30, 2008.  In October 2008, we purchased $86.0 million of face value of our Notes for $37.8 million in cash.  This transaction is expected to result in a gain of $46.8 million to be recorded in the three months and year ending December 31, 2008.  In the aggregate, we purchased $106.0 million of face value of our Notes for $47.7 million in cash.  These transactions resulted in a total gain of $56.6 million.  After these transactions there is $94.0 million of face value of our Notes outstanding.  We may purchase additional Notes.

Contractual Obligations and Commitments

For our contractual obligations and commitments see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2007.

As described above we recently purchased $106.0 million of face value of our Notes for $47.7 million in cash.  These transactions resulted in a total gain of $56.6 million.  After these transactions there is $94.0 million of face value of our Notes outstanding.  These purchases reduce the $213.0 million of long term debt obligations disclosed in our Form 10-K for the year ended December 31, 2007 to approximately $99.4 million as of October 31, 2008. The Notes are assumed to be outstanding until June 15, 2014 which is the earliest put date and future payment amounts include interest and principal payment obligations.

Future Capital Requirements

We believe that our cash on hand and cash generated from our operating activities will be adequate to meet our working capital, capital expenditure, debt service, common stock buyback program,  convertible note purchases and other cash requirements if we execute our business plan.

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

Income taxes

Due to the uncertainty surrounding the realization of our net deferred tax asset, consisting primarily of net operating loss carry forwards, we have recorded a valuation allowance for the full amount of our net deferred tax asset. Should we achieve taxable income, our net operating loss carry forwards may be available to offset future income tax liabilities. As of December 31, 2007, we have combined net operating loss carry forwards of approximately $1.0 billion. The federal and state net operating loss carry forwards for the United States of approximately $407 million expire from 2023 to 2027. We have net operating loss carry forwards related to our European operations of approximately $600 million, of which approximately $108 million expire beginning in 2016. The remaining $492 million of European net operating loss carry forwards do not expire. Our federal and state net operating loss carry forwards obtained in our merger with Allied Riser Communications Corporation of approximately $183 million are subject to certain limitations on annual utilization due to the change in ownership as prescribed by federal and state tax laws. Our other net operating loss carry forwards are subject to certain additional limitations on annual utilization if certain changes in ownership have occurred or were to occur as prescribed by the laws in the respective jurisdictions. Should a change in ownership occur, or have occurred, we may be unable to benefit from the full amount of these net operating loss carry forwards.

Critical Accounting Policies and Significant Estimates

  Management believes that as of September 30, 2008, there have been no material changes to our critical accounting policies and significant estimates from those listed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations of our annual report on Form 10-K for the year ended December 31, 2007.

Recent Accounting Pronouncements

In May 2008, the FASB issued FASB Staff Position APB14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (including partial cash settlement)” (“FSP APB 14-1”).  FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash on conversion to separately account for the liability (debt) and equity (conversion options) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate.  Upon conversion of our Convertible Senior Notes, we have the right to deliver shares of our common stock, cash or a combination of cash and shares of our common stock.  As a result our accounting for our Convertible Senior Notes will be impacted by the adoption of FSP APB 14-1. The adoption of FSP APB 14-1 will result in an increase to the discount on our Convertible Senior Notes with a corresponding increase to stockholder’s equity and will increase our interest expense. We will be required to adopt FSP APB14-1 on January 1, 2009 and will be required to retroactively restate all prior periods since the June 2007 issuance of our Convertible Senior Notes.  We are continuing to evaluate the impact of the provisions of FSP APB 14-1; however at this time we believe that the incremental non-cash interest expense required to be recognized and the increase in gains from our purchases of our Notes (due to a reduced carrying value of our Notes from an increase in the debt discount) as a result of the adoption of FSP APB 14-1 will be material.

ITEM 3.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

For quantitative and qualitative disclosures about market risk see Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” of our annual report on Form 10-K for the year ended December 31, 2007. Our exposures to market risk have not changed materially since December 31, 2007.  Based upon the quoted market price at September 30, 2008, the fair value of our 1.00% $180.0 million Convertible Senior Notes was approximately $90.0 million.

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

PART II   OTHER INFORMATION

ITEM 1.                               LEGAL PROCEEDINGS.

We are engaged in the following material litigation: On September 2, 2008, Sprint Communications L. P. (a subsidiary of Sprint-Nextel Corporation) filed suit against us in the Circuit court of Fairfax County, Virginia seeking payment for services allegedly provided by Sprint related to the exchange of Internet traffic by Sprint and the Company.  Sprint seeks $1.9 million and additional amounts.

We are involved in legal proceedings in the normal course of our business that we do not expect to have a material impact on our operations or results of operations.   Note 5 of our interim condensed consolidated financial statements includes information on these proceedings and other disputes.

ITEM 2.                               PURCHASES OF EQUITY SECURITIES.

On August 14, 2007, we announced that our Board of Directors had authorized a plan to permit the repurchase of up to $50.0 million of our common stock in negotiated and open market transactions. In June 2008, we announced that our Board of Directors had authorized an additional repurchase of up to $50.0 million of our common stock in negotiated and open market transactions through December 31, 2009. As of September 30, 2008, we had purchased 4,494,196 shares of our common stock pursuant to these authorizations for an aggregate of $67.9 million; approximately $32.1 million remained available for such negotiated and open market transactions concerning our common stock. We may purchase shares and our convertible notes from time to time depending on market, economic, and other factors. The authorization will continue through December 31, 2009.

The following table summarizes our common stock repurchases during the third quarter of 2008 made pursuant to these authorizations. During the quarter, we did not purchase shares outside of this program, and all purchases were made by or on behalf of the Company and not by any “affiliated purchaser” (as defined by Rule 10b-18 of the Securities Exchange Act of 1934).

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or (Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2008	275,800	$13.49	3,537,056	$40,335,392
August 1-31, 2008	386,043	$9.46	3,923,099	$36,684,689
September 1-30, 2008	571,097	$8.08	4,494,196	$32,070,298

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

Date: November 7, 2008	COGENT COMMUNICATIONS GROUP, INC.

	By:	/s/ David Schaeffer
Name: David Schaeffer
Title: Chairman of the Board and Chief Executive Officer

Date: November 7, 2008	By:	/s/ Thaddeus G. Weed
Name: Thaddeus G. Weed
Title: Chief Financial Officer (Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description
31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer (filed herewith)
32.2	Certification of Chief Financial Officer (filed herewith)