Form 10-K
period 2008-12-31
COGENT COMMUNICATIONS GROUP INC
filed 2009-03-02
CIK 1158324

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2008
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from to

Commission file number 1-31227

COGENT COMMUNICATIONS GROUP, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	52-2337274 (I.R.S. Employer Identification No.)
1015 31st Street N.W. Washington, D.C. (Address of Principal Executive Offices)	20007 (Zip Code)

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        The number of shares outstanding of the issuer's common stock, par value $0.001 per share, as of February 20, 2009 was 44,341,898.

        The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing price of $13.40 per share on June 30, 2008 as reported by the NASDAQ Global Select Market was approximately $569 million.

COGENT COMMUNICATIONS GROUP, INC.
FORM 10-K ANNUAL REPORT

FOR THE YEAR ENDED DECEMBER 31, 2008

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's definitive proxy statement for the registrant's 2009 annual shareholders meeting are incorporated by reference in Part III of this Form 10-K.

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

PART I

ITEM 1.    BUSINESS

Overview

        We are a leading facilities-based provider of low-cost, high-speed Internet access and Internet Protocol, or IP, communications services. Our network is specifically designed and optimized to transmit data using IP. We deliver our services to small and medium-sized businesses, communications service providers and other bandwidth-intensive organizations through approximately 17,800 customer connections in North America and Europe.

        Our primary on-net service is Internet access at a speed of 100 Megabits per second, much faster than typical Internet access currently offered to businesses. We offer this on-net service exclusively through our own facilities, which run all the way to our customers' premises. Because of our integrated network architecture, we are not dependent on local telephone companies to serve our on-net customers. Our typical customers in multi-tenant office buildings are law firms, financial services firms, advertising and marketing firms and other professional services businesses. We also provide on-net Internet access to certain bandwidth-intensive users such as universities, other ISPs and commercial content providers at speeds of up to ten Gigabits per second. For the years ended December 31, 2006, 2007 and 2008, our on-net customers generated 70.6%, 79.0% and 81.7%, respectively, of our total net service revenue.

        In addition to providing our on-net services, we also provide Internet connectivity to customers that are not located in buildings directly connected to our network. We serve these off-net customers using other carriers' facilities to provide the "last mile" portion of the link from our customers' premises to our network. For the years ended December 31, 2006, 2007 and 2008, our off-net customers generated 23.1%, 17.3%, and 16.1%, respectively, of our total net service revenue.

        Non-core services are those services we acquired and continue to support but do not actively sell. For the years ended December 31, 2006, 2007 and 2008, non-core services generated 6.3%, 3.7% and 2.2%, respectively, of our total net service revenue.

        We also operate 36 data centers comprising over 340,000 square feet throughout North America and Europe that allow customers to co-locate their equipment and access our network.

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

        Convergence.    There is a clear industry and market trend for legacy products (e.g., TDM voice, Private Line, Frame Relay, and Asynchronous Transfer Mode) to be replaced with IP based services. Many of our competitors will have to migrate their existing customers and products to IP. This migration can be costly, lengthy, and risky. We do not face this challenge because our network and products are IP.

Our Strategy

        We intend to become the leading provider of high-quality Internet access and IP communications services and to continue to improve our profitability and cash flow. The principal elements of our strategy include:

        Focus on Providing Low-Cost, High-Speed Internet Access and IP Connectivity.    We intend to further load our high-capacity network to respond to the growing demand for high-speed Internet service generated by bandwidth-intensive applications such as streaming media, online gaming, video, voice over IP (VOIP), remote data storage, distributed computing and virtual private networks. We intend to do so by continuing to offer our high-speed and high-capacity services at competitive prices.

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

        Our network serves 135 metropolitan markets in North America and Europe and encompasses:

  •
  over 950 multi-tenant office buildings strategically located in commercial business districts;

  •
  over 360 carrier-neutral Internet aggregation facilities, data centers and single-tenant buildings;

  •
  over 285 intra-city networks consisting of over 12,000 fiber miles;

  •
  an inter-city network of more than 32,100 fiber route miles; and

  •
  multiple high-capacity transatlantic circuits connecting the North American and European portions of our network.

        We have created our network by acquiring optical fiber from carriers with large amounts of unused fiber and directly connecting Internet routers to our existing optical fiber national backbone. We have expanded our network through key acquisitions of financially distressed companies or their assets at a significant discount to their original cost. Due to our network design and acquisition strategy, we believe we are positioned to grow our revenue and increase profitability with limited incremental capital expenditures. We expect our 2009 capital expenditure rate to be similar to the rate we experienced in 2008.

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

Intra-city Networks

        In each metropolitan area in which we provide high-speed on-net Internet access service, our backbone network is connected to a router connected to one or more of our metropolitan optical networks. We create our intra-city networks by obtaining the right to use optical fiber from carriers with optical fiber networks in those cities. These metropolitan networks consist of optical fiber that runs from the central router in a market into routers located in our on-net buildings. In most cases the metropolitan fiber runs in a ring architecture, which provides redundancy so that if the fiber is cut, data can still be transmitted to the central router by directing traffic in the opposite direction around the ring. The router in the building provides a connection to each on-net customer.

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

Internetworking

        The Internet is an aggregation of interconnected networks. We have settlement free interconnections between our network and most major and hundreds of smaller Internet Service Providers, or ISPs, at approximately 70 locations. We interconnect our network through public and private peering arrangements. Public peering is the means by which ISPs have traditionally connected to each other at central, public facilities. Larger ISPs also exchange traffic and interconnect their networks by means of direct private connections referred to as private peering.

        Peering agreements between ISPs are necessary in order for them to exchange traffic. Without peering agreements, each ISP would have to buy Internet access from every other ISP in order for its customer's traffic, such as email, to reach and be received from customers of other ISPs. We are considered a Tier 1 ISP and, as a result, we have settlement-free peering arrangements with most other providers. This allows us to exchange traffic with those ISPs without payment by either party. In such arrangements, each party exchanging traffic bears its own cost of delivering traffic to the point at which it is handed off to the other party. We also engage in public peering arrangements in which each party also pays a fee to the owner of routing equipment that operates as the central exchange for all the participants. We do not treat our settlement-free peering arrangements as generating revenue or expense related to the traffic exchanged. However, we charge customers representing approximately 2,300 networks for transit services across our network and we sell this service at approximately 400 locations.

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

        The table below shows our primary service offerings:

On-Net Services	Bandwidth (Mbps)
Fiber500	0.5
Two Meg	2.0
Fast Ethernet	100
Gigabit Ethernet	1,000
10 Gigabit Ethernet	10,000
Colocation with Internet Access	2 to 10,000
Point-to-Point	1.5 to 10,000

Off-Net Services	Bandwidth (Mbps)
T1 or E1	1.5 or 2.0
T3 or E3	45 or 34
Ethernet	10, 100 or 1,000

        We offer on-net services in 132 metropolitan markets. We serve over 1,300 buildings of which more than 1,100 are located in North America with the remainder located in Europe. Our most popular on-net service in North America is our Fast Ethernet service, which provides Internet access at 100 megabits per second. We typically offer our Fast Ethernet (Internet access) service to our small and medium-sized business customers at $1,000 a month for month-to-month service. We offer lower prices for longer term commitments. We also offer Internet access services at higher speeds of up to ten Gigabits per second. These services are generally used by customers that have businesses, such as web hosting, that are Internet based and are generally delivered at data centers and carrier hotels. We believe that, on a per-Megabit basis, this service offering is one of the lowest priced in the marketplace. We also offer colocation services in 36 locations in North America and Europe. This service offers Internet access combined with rack space and power in a Cogent facility, allowing the customer to locate a server or other equipment at that location and connect to our Internet service. Our final on-net service offering is our "Point-to-Point" or "Layer 2" service. These point-to-point connections span North America and Europe and allow customers to connect geographically dispersed local area networks in a seamless manner. We emphasize the sale of on-net services because we believe that we have a competitive advantage in providing these services and our sales of these services generate higher gross profit margins.

        We offer off-net services to customers not located in our on-net buildings. These services are provided in the metropolitan markets in North America and Europe in which we offer on-net services and in approximately three additional markets. These services are generally provided to small and medium-sized businesses in approximately 2,750 off-net buildings.

        We support certain non-core services assumed with certain of our acquisitions. These services include voice services in Toronto, Canada, and legacy point-to-point services. We expect the revenue from these non-core services to decline. We do not actively sell these services and expect the growth of our on-net Internet services to compensate for this loss.

Sales and Marketing

        Sales.    We employ a direct sales and marketing approach including telesales. As of February 1, 2009, our sales force included 291 full-time employees. Approximately one-third of these employees are located in our call centers with the remaining two-thirds located in our sales offices. Our outside direct sales personnel work through direct face-to-face contact with potential customers in, or intending to locate in, on-net buildings. Through agreements with building owners, we are able to initiate and maintain personal contact with our customers by staging various promotional and social events in our on-net buildings. Direct sales personnel are compensated with a base salary plus quota-based commissions and incentives. We use a customer relationship management system to efficiently track activity levels and sales productivity.

        Agent Program.    We also have an agent program used as an alternate channel to distribute our products and services. The agent program consists of value-added resellers, IT consultants, and smaller telecom agents, who are managed by our direct sales personnel, and larger national or regional companies whose primary business is to sell telecommunications, data, and Internet services. The agent program includes over 180 agents.

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

Competition

        We face competition from incumbent carriers, Internet service providers and facilities-based network operators, many of whom are much larger than us, have significantly greater financial resources, better-established brand names and large, existing installed customer bases in the markets in which we compete. We also face competition from other new entrants to the communications services market. Many of these companies offer products and services that are similar to our products and services. Unlike some of our competitors, we do not have title to most of the dark fiber that makes up our network. Our interests in that dark fiber are in the form of long-term leases or IRUs obtained from their titleholders. We rely on the maintenance of such dark fiber to provide our on-net services to customers. We are also dependent on third-party providers, some of whom are our competitors, for the provision of connections to our off-net customers.

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

Employees

        As of February 1, 2009, we had 531 employees. A union represents twenty-two of our employees in France. We believe that we have a satisfactory relationship with our employees.

Available Information

        We were incorporated in Delaware in 1999. We make available free of charge through our Internet website our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. The reports are made available through a link to the SEC's Internet website at www.sec.gov. You can find these reports and request a copy of our Code of Conduct on our website at www.cogentco.com under the "Investor Relations" link.

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

        In order to become profitable and remain consistently cash flow positive, we need to both retain existing customers and continue to add a large number of new customers. The precise number of additional customers required to become profitable and remain consistently cash flow positive is dependent on a number of factors, including the turnover of existing customers and the revenue mix among customers. We may not succeed in adding customers if our sales and marketing plan is unsuccessful. In addition, many of our target customers are existing businesses that are already purchasing Internet access services from one or more providers, often under a contractual commitment. It has been our experience that such target customers are often reluctant to switch providers due to costs associated with switching providers. Further, as some of our customers grow larger they may decide to build their own Internet networks. While no single customer accounted for more than 2.6% of our 2008 revenues, a migration of a few very large Internet users to their own networks or the loss or reduced purchases from several significant customers could impair our growth.

Our growth and financial health are subject to a number of economic risks.

        Negative developments throughout 2008 in the credit and financial markets in the United States and worldwide have resulted in extreme disruption in recent months, including, among other things, extreme volatility in security prices, including our own, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. If the capital and credit markets continue to experience volatility and the availability of funds remains limited, it is possible that our ability to access the capital and credit markets for significant purchases or operations may be limited by these conditions or other factors at a time when we would like, or need, to do so. This could have an impact on our ability to react to changing economic and business conditions.

        The economic downturn has significantly affected the financial services industry, which includes many of our customers. In addition, the current tightening of credit in financial markets potentially adversely affects the ability of certain of our customers to obtain financing for operations, and could result in a decrease in sales to new customers or existing customers canceling services as well as impact the ability of our customers to make payments, which would negatively impact our cash flow. We are unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions in the U.S. and other countries.

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

        In 2007, we began to expand our network into Eastern Europe. We have experienced difficulty in acquiring dark fiber and other difficulties in making our network operational in this region. The expansion may cost more that we have planned. We also may experience regulatory issues. Finally, we may be unsuccessful in selling our services in this region. If we are not successful in developing our market presence in Eastern Europe our operating results could be adversely impacted.

We may experience delays and additional costs in expanding our on-net buildings.

        Currently, we plan to increase our carrier-neutral facilities and other on-net buildings by approximately 100 buildings in 2009 from 1,326 at December 31, 2008. We may be unsuccessful at identifying appropriate buildings or negotiating favorable terms for acquiring access to such buildings, and consequently, may experience difficulty in adding customers to our network and fully using the network's capacity.

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

        By entering into what are known as settlement-free peering arrangements, providers agree to exchange traffic between their respective networks without charging each other. Our ability to avoid the higher costs of acquiring paid dedicated network capacity and to maintain high network performance is dependent upon our ability to establish and maintain peering relationships. The terms and conditions of our peering relationships may also be subject to adverse changes, which we may not be able to control. For example, several network operators with large numbers of individual users are arguing that they should be able to charge or charge more to network operators and businesses that exchange traffic to those users. If we are not able to maintain or increase our peering relationships in all of our markets on favorable terms, we may not be able to provide our customers with high performance or affordable or reliable services, which could cause us to lose existing and potential customers, damage our reputation and have a material adverse effect on our business. We have in the past had disputes with certain of other network providers that resulted in a temporary disruption of the exchange of traffic between our network and the network of the other carrier which occurred as recently as November 2008. We have resolved the majority of such disputes through negotiations. We continue to experience resistance from certain incumbent telephone companies, especially in Europe, to the upgrade of settlement free peering connections necessary to accommodate the growth of traffic we exchange with such carriers. We cannot assure you that we will be able to continue to establish and maintain relationships with providers or favorably resolve disputes with providers.

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

        Revenues generated by the customer contracts that we have acquired have accounted for a substantial portion of our historical non-core and off-net service revenues. However, following an acquisition, we have experienced a decline in revenue attributable to acquired customers as these customers' contracts have expired and they have entered into standard Cogent customer contracts at generally lower rates or have chosen not to renew service with us. We anticipate that we will experience similar declines with respect to customers we may acquire in the future.

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

        As of December 31, 2008, we have $92.0 million of face value of senior convertible notes outstanding. The holders of the notes have the right to compel us to repurchase for cash on June 15, 2014, June 15, 2017 and June 15, 2022, all or some of their notes. They also have the right to be paid the principal upon default and upon certain designated events, such as certain changes of control. We may not have sufficient funds to pay the principal at the time we are obligated to do so, which could result in bankruptcy, or we may only be able to raise the necessary funds on unfavorable terms.

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

        Our European and Canadian operations expose us to currency fluctuations and exchange rate risk. For example, while we record revenues and financial results from our European operations in Euros, these results are reflected in our consolidated financial statements in U.S. dollars. Therefore, our reported results are exposed to fluctuations in the exchange rates between the U.S. dollar and the Euro. We fund certain of our cash flow requirements of our European operations in U.S. dollars. Accordingly, in the event that the Euro strengthens versus the dollar to a greater extent than we anticipate the cash flow requirements associated with our European operations may be significantly greater in U.S.-dollar terms than planned.

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

        There are certain locations through which a large amount of our Internet traffic passes. Examples are facilities in which we exchange traffic with other carriers, the facility through which our transatlantic traffic passes, and certain of our network hub sites. If any of these facilities were destroyed or seriously damaged a significant amount of our network traffic could be disrupted. Because of the large volume of traffic passing through these facilities our ability (and the ability of carriers with whom we exchange traffic) to quickly restore service would be challenged. There could be parts of our network or the networks of other carriers that could not be quickly restored or that would experience substantially reduced service for a significant time. If such a disruption occurs, our reputation could be negatively impacted which may cause us to lose customers and adversely affect our ability to attract new customers, resulting in an adverse effect on our operating results.

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

        Since we initiated operations in 2000, we have generated operating losses and these losses may continue for the foreseeable future. In 2006 we had an operating loss of $46.6 million, in 2007 we had an operating loss of $29.9 million and in 2008 we had an operating loss of $22.2 million. As of December 31, 2008, we had an accumulated deficit of $269.2 million. Continued losses may prevent us from pursuing our strategies for growth or may require us to seek unplanned additional capital and could cause us to be unable to meet our debt service obligations, capital expenditure requirements or working capital needs.

We may have difficulty intercepting communications as required by the U.S. Communications Assistance for Law Enforcement Act and similar laws of other countries.

        The U.S. Communications Assistance for Law Enforcement Act and the laws of other countries require that we be able to intercept communications when required to do so by law enforcement agencies. We may experience difficulties and incur significant costs in complying with these laws. If we are unable to comply with the laws we could be subject to fines in the United States of up to $1.0 million per event and equal or greater fines in other countries.

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

The utilization of our certain of net operating loss carryforwards are limited and depending upon the amount of our taxable income we may be subject to paying income taxes earlier than planned.

        Due to the uncertainty surrounding the realization of our net deferred tax asset, we have recorded a valuation allowance for the full amount of our net deferred tax asset. As of December 31, 2008, we have combined net operating loss carry-forwards of approximately $989 million. This amount includes federal and state net operating loss carry-forwards in the United States of approximately $379 million and net operating loss carry-forwards related to our European operations of approximately $611 million. Section 382 of the Internal Revenue Code in the United States limits the utilization of net operating losses when ownership changes, as defined by that section, occur. We have performed an analysis of our Section 382 ownership changes and have determined that the utilization of certain of our net operating loss carryforwards may be limited. This restricted amount includes the limitation on annual utilization related to the remaining $183 million of federal and state net operating loss carry-forwards of Allied Riser Communications Corporation that were acquired by us via a 2002 merger. The net operating loss carryforwards in the United States will expire, if unused, between 2022 and 2027. The net operating loss carry-forwards related to our European operations include $493 million that do not expire and $115 million that expire beginning in 2016.

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

Legislation and government regulation could adversely affect us.

        As an Internet service provider, we are not subject to substantial regulation by the FCC or the state public utilities commissions in the United States. Internet service is also subject to minimal regulation in Europe and in Canada. If we decide to offer traditional voice services or otherwise expand our service offerings to include services that would cause us to be deemed a common carrier, we will become subject to additional regulation. Additionally, if we offer voice service using IP (voice over IP) or offer certain other types of data services using IP we may become subject to additional regulation. This regulation could impact our business because of the costs and time required to obtain necessary authorizations, the additional taxes than we may become subject to or may have to collect from our customers, and the additional administrative costs of providing voice services, and other costs. Even if we do not decide to offer additional services, governmental authorities may decide to impose additional regulation and taxes upon providers of Internet service. All of these could inhibit our ability to remain a low cost carrier and could have a material adverse effect on our business, financial condition or results of operations.

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

Terrorist activity throughout the world, military action to counter terrorism and natural disasters could adversely impact our business.

        The September 11, 2001 terrorist attacks in the United States and the continued threat of terrorist activity and other acts of war or hostility have had, and may continue to have, an adverse effect on business, financial and general economic conditions internationally. Effects from these events and any future terrorist activity, including cyber terrorism, may, in turn, increase our costs due to the need to provide enhanced security, which would adversely affect our business and results of operations. These circumstances may also damage or destroy the Internet infrastructure and may adversely affect our ability to attract and retain customers, our ability to raise capital and the operation and maintenance of our network access points. We are particularly vulnerable to acts of terrorism because our largest customer concentration is located in New York, our headquarters is in Washington, D.C., and we have significant operations in Paris, Madrid and London, cities that have historically been targets for terrorist attacks. We are also susceptible to other catastrophic events such as major natural disasters, extreme weather, fire or similar events that could effect our headquarters, other offices, our network, infrastructure or equipment, which could adversely affect our business.

ITEM 2.    DESCRIPTION OF PROPERTIES

        We lease and own space for offices, data centers, colocation facilities, and points-of-presence.

        Our headquarters facility consists of approximately 15,370 square feet located in Washington, D.C. The lease for our headquarters is with an entity controlled by our Chief Executive Officer. The lease expires on August 31, 2012.

        We also lease a total of approximately 462,000 square feet of space in 72 locations to house our colocation facilities, corporate headquarters, regional offices and operations centers. The remaining term of these leases ranges from 3 months to 10 years with, in many cases, options to renew.

        We believe that these facilities are generally in good condition and suitable for our operations.

ITEM 3.    LEGAL PROCEEDINGS

        On September 2, 2008, Sprint Communications L. P. (a subsidiary of Sprint-Nextel Corporation) filed suit against us in the Circuit court of Fairfax County, Virginia seeking payment for services allegedly provided by Sprint related to the exchange of Internet traffic by Sprint and the Company. Sprint sought $1.9 million and additional amounts. The lawsuit has been dismissed.

        We are involved in legal proceedings in the normal course of our business that we do not expect to have a material adverse affect on our business, financial condition or results of operations. For a discussion of the significant proceedings in which we are involved, see Note 6 to our consolidated financial statements.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matters were submitted to a vote of our security holders during the quarter ended December 31, 2008.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our sole class of common equity is our common stock, par value $0.001, which is currently traded on the NASDAQ Global Select Market under the symbol "CCOI". Prior to March 6, 2006, our common stock traded on the American Stock Exchange under the symbol "COI". Prior to February 5, 2002 no established public trading market for our common stock existed.

        As of February 1, 2009, there were approximately 160 holders of record of shares of our common stock holding 44,341,898 shares of our common stock.

        The table below shows, for the quarters indicated, the reported high and low trading prices of our common stock.

	High	Low
Calendar Year 2007
First Quarter	$24.91	$15.74
Second Quarter	30.09	22.07
Third Quarter	34.90	20.08
Fourth Quarter	30.16	19.67
Calendar Year 2008
First Quarter	$24.60	$15.96
Second Quarter	22.90	13.16
Third Quarter	13.85	6.86
Fourth Quarter	7.73	3.39

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

Performance Graph

        The Company, in connection with its merger with Allied Riser Communications Corporation, began trading shares of its common stock on the American Stock Exchange in February 2002. On March 6, 2006, the Company's shares of Common Stock began trading on the NASDAQ National Market. The Company's common stock currently trades on the NASDAQ Global Select Market. The chart below compares the relative changes in the cumulative total return of the Company's Common Stock for the period December 31, 2003 - December 31, 2008, against the cumulative total return for the same period of the (1) The Standard & Poor's 500 (S&P 500) Index and (2) an industry peer group consisting of Savvis Communications Corporation (NASDAQ: SVVS); Internap Network Services Corporation (NASDAQ: INAP); and TW Telecom Inc. (NASDAQ: TWTC). The comparison assumes $100 was invested on December 31, 2003 in the Company's common stock, the S&P 500 Index and the industry peer group, with dividends, if any, reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
AMONG COGENT COMMUNICATIONS GROUP, INC. THE S&P 500 INDEX
AND A PEER GROUP

Value of $100 Invested on December 31, 2003.

	12/03	12/04	12/05	12/06	12/07	12/08
Cogent Communications Group	$100.00	$92.31	$23.46	$69.32	$101.32	$27.91
S&P 500	100.00	110.88	116.33	134.70	142.10	89.53
Peer Group(1)	100.00	44.09	45.95	124.52	106.96	38.03

*
$100 invested on 12/31/03 in stock or index-including reinvestment of dividends.
Fiscal year ending December 31.

        Copyright © 2009, S&P, a division of The McGraw-Hill Companies, Inc. All rights reserved.

Unregistered Sales of Equity Securities and Use of Proceeds.

        On August 14, 2007, the Company announced that its Board of Directors had authorized a plan to permit the repurchase of up to $50.0 million of the Company's common stock in negotiated and open market transactions. In June 2008, the Company announced that its Board of Directors had authorized an additional repurchase of up to $50.0 million of the Company's common stock in negotiated and open market transactions through December 31, 2009. As of December 31, 2008, the Company had purchased 4,818,860 shares of its common stock pursuant to these authorizations for an aggregate of $69.2 million; approximately $30.8 million remained available for such negotiated and open market transactions concerning our common stock. The Company may purchase shares and its convertible notes from time to time depending on market, economic, and other factors. The authorization will continue through December 31, 2009.

        The following table summarizes the Company's common stock repurchases during the fourth quarter of 2008 made pursuant to this authorization. During the quarter, the Company did not purchase shares outside of this program, and all purchases were made by or on behalf of the Company and not by any "affiliated purchaser" (as defined by Rule 10b-18 of the Securities Exchange Act of 1934).

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or (Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1 - 31, 2008	0	$0	4,494,196	$32,070,298
November 1 - 30, 2008	324,664	$3.82	4,818,860	$30,829,936
December 1 - 31, 2008	0	$0	4,818,860	$30,829,936

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

	Years Ended December 31,
	2004	2005	2006	2007	2008
	(dollars in thousands)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Service revenue, net	$91,286	$135,213	$149,071	$185,663	$215,489
Operating expenses:
Network operations	63,466	85,794	80,106	87,548	92,727
Equity-based compensation expense—network operations	858	399	315	208	328
Selling, general, and administrative—SG&A	40,382	41,344	46,593	52,011	62,917
Equity-based compensation expense—SG&A	11,404	12,906	10,194	10,176	17,548
Terminated public offering costs	779	—	—	—	—
Lease restructuring charges	1,821	1,319	—	—	—
Asset impairment	—	—	—	—	1,592
Depreciation and amortization	56,645	55,600	58,414	65,638	62,589

Total operating expenses	175,355	197,362	195,622	215,581	237,701

Operating loss	(84,069)	(62,149)	(46,551)	(29,918)	(22,212)
Gains—purchases of senior convertible notes	—	—	—	—	57,568
Gains—lease obligation restructurings	5,292	844	255	2,110	—
Gains—Cisco credit facility	—	842	—	—	—
Gains—dispositions of assets	—	3,372	254	95	178
Interest income (expense) and other, net	(10,883)	(10,427)	(7,715)	(3,312)	(7,219)

(Loss) income before income taxes	(89,660)	(67,518)	(53,757)	(31,025)	28,315
Income tax provision	—	—	—	—	(1,536)

Net (loss) income	(89,660)	(67,518)	(53,757)	(31,025)	26,779
Beneficial conversion charges	(43,986)	—	—	—	—

Net (loss) income applicable to common shareholders	$(133,646)	$(67,518)	$(53,757)	$(31,025)	$26,779

Net (loss) income per common share available to common shareholders—basic	$(175.03)	$(1.96)	$(1.16)	$(0.65)	$0.60

Net (loss) income per common share available to common shareholders—diluted	$(175.03)	$(1.96)	$(1.16)	$(0.65)	$0.59

Weighted-average common shares—basic	763,540	34,439,937	46,343,372	47,800,159	44,563,727

Weighted-average common shares—diluted	763,540	34,439,937	46,343,372	47,800,159	45,623,557

CONSOLIDATED BALANCE SHEET DATA (AT PERIOD END):
Cash and cash equivalents	$13,844	$29,883	$42,642	$177,021	$71,291
Total assets	378,586	351,373	336,876	455,325	347,841
Long-term debt (including capital leases and current portion) (net of unamortized discount of $5,026 in 2004, $3,478 in 2005, $1,213 in 2006, $4,133 in 2007 and $1,611 in 2008)	126,382	99,105	97,024	288,441	194,560
Preferred stock	139,825	—	—	—	—
Stockholders' equity	212,490	221,001	215,632	138,830	122,356
OTHER OPERATING DATA:
Net cash (used in) provided by operating activities	(26,425)	(9,062)	5,285	48,630	54,336
Net cash used in investing activities	(2,701)	(14,055)	(19,478)	(30,864)	(32,539)
Net cash provided by (used in) financing activities	34,486	39,824	27,045	116,305	(125,638)

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        You should read the following discussion and analysis together with "Selected Consolidated Financial Data" and our consolidated financial statements and related notes included in this report. The discussion in this report contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this report should be read as applying to all related forward-looking statements wherever they appear in this report. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to these differences include those discussed in "Risk Factors," as well as those discussed elsewhere. You should read "Risk Factors" and "Special Note Regarding Forward-Looking Statements."

General Overview

        We are a leading facilities-based provider of low-cost, high-speed Internet access and IP communications services. Our network is specifically designed and optimized to transmit data using IP. IP networks are significantly less expensive to operate and are able to achieve higher performance levels than the traditional circuit-switched networks used by many of our competitors when providing Internet access services, thus, we believe, giving us cost and performance advantages. We deliver our services to small and medium-sized businesses, communications service providers and other bandwidth-intensive organizations through approximately 17,800 customer connections in North America and Europe. Our primary on-net service is Internet access at a speed of 100 Megabits per second or greater, much faster than typical Internet access currently offered to businesses. We offer this on-net service exclusively through our own facilities, which run all the way to our customers' premises.

        Our network is comprised of in-building riser facilities, metropolitan optical fiber networks, metropolitan traffic aggregation points and inter-city transport facilities. The network is physically connected entirely through our facilities to over 1,300 buildings in which we provide our on-net services, including over 950 multi-tenant office buildings. We also provide on-net services in carrier-neutral colocation facilities, Cogent controlled data centers and single-tenant office buildings. Because of our integrated network architecture, we are not dependent on local telephone companies to serve our on-net customers. We emphasize the sale of on-net services because we believe we have a competitive advantage in providing these services and our sales of these services generate higher gross profit margins than our off-net and non-core services.

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

        We believe two of the most important trends in our industry are the continued long-term growth in Internet traffic and a decline in Internet access prices. As Internet traffic continues to grow and prices per unit of traffic continue to decline, we believe our ability to load our network and gain market share from less efficient network operators will continue to expand. However, continued erosion in Internet access prices will likely have a negative impact on the rate at which we can increase our revenues and our profitability. In June 2008, we introduced additional volume and term based discounts to certain of our customers in an effort to continue to gain market share and grow our on-net revenues.

        Our on-net service consists of high-speed Internet access and IP connectivity ranging from 0.5 Megabits per second to 10 Gigabits per second of bandwidth. We offer our on-net services to customers located in buildings that are physically connected to our network. Off-net services are sold to businesses that are connected to our network primarily by means of "last mile" access service lines obtained from other carriers, primarily in the form of point-to-point TDM, POS, SDH and/or Carrier Ethernet circuits. Our non-core services, which consist of legacy services of companies whose assets or businesses we have acquired, include managed modem services, voice services (only provided in Toronto, Canada) and point to point private line services. We do not actively market these non-core services and expect the net service revenue associated with them to continue to decline.

        The growth in Internet traffic has a more significant impact on our net-centric customers who represent the majority of the traffic on our network and who tend to consume the majority of their allocated bandwidth on their connections. Our corporate customers tend to utilize a small portion of their allocated bandwidth on their connections.

        Due to our strategic acquisitions of network assets and equipment, we believe we are positioned to grow our revenue base. We continue to purchase and deploy network equipment to parts of our network to maximize the utilization of our assets and to expand our network. Our future capital expenditures will be based primarily on our planned expansion of our network, the addition of on-net buildings and the concentration and growth of our customer base. We plan to continue to expand our network and to increase our number of on-net buildings by approximately 100 buildings by December 31, 2009 from 1,326 buildings at December 31, 2008. We expect our 2009 capital expenditures to be similar to our 2008 capital expenditure rate.

        Historically, our operating expenses have exceeded our net service revenue resulting in operating losses of $46.6 million, $29.9 million and $22.2 million in 2006, 2007 and 2008, respectively. In each of these periods, our operating expenses consisted primarily of the following:

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

  •
  growth in our on-net buildings; and

  •
  cash flows.

Year Ended December 31, 2007 Compared to the Year Ended December 31, 2008

        The following summary table presents a comparison of our results of operations for the year ended December 31, 2007 and 2008 with respect to certain key financial measures. The comparisons illustrated in the table are discussed in greater detail below.

	Year Ended December 31,
			Percent Change
	2007	2008
	(in thousands)
Net service revenue	$185,663	$215,489	16.1%
On-net revenues	146,604	176,033	20.1%
Off-net revenues	32,123	34,606	7.7%
Non-core revenues	6,936	4,850	(30.1)%
Network operations expenses(1)	87,548	92,727	5.9%
Selling, general, and administrative expenses(2)	52,011	62,917	21.0%
Equity-based compensation expense	10,384	17,876	72.1%
Asset impairment	—	1,592	100.0%
Depreciation and amortization expenses	65,638	62,589	(4.6)%
Gains—lease obligations and asset sales	2,205	178	(91.9)%
Gains—purchases of senior convertible notes	—	57,568	100.0%
Income tax provision	—	1,536	100.0%
Net (loss) income	(31,025)	26,779	186.3%

(1)
Excludes equity-based compensation expense of $208 and $328 in the years ended December 31, 2007 and 2008, respectively, which, if included would have resulted in a period-to-period change of 6.0%.

(2)
Excludes equity-based compensation expense of $10,176 and $17,548 in the years ended December 31, 2007 and 2008, respectively, which, if included would have resulted in a period-to-period change of 29.4%.

        Net Service Revenue.    Our net service revenue increased 16.1% from $185.7 million for the year ended December 31, 2007 to $215.5 million for the year ended December 31, 2008. The impact of exchange rates resulted in approximately $3.2 million of the $29.8 million increase in revenues. For the years ended December 31, 2007 and 2008, on-net, off-net and non-core revenues represented 79.0%, 17.3% and 3.7% and 81.7%, 16.1% and 2.2% of our net service revenues, respectively.

        Our on-net revenues increased 20.1% from $146.6 million for the year ended December 31, 2007 to $176.0 million for the year ended December 31, 2008. Our on-net revenues increased as we increased the number of our on-net customer connections by 26.4% from approximately 11,200 at December 31, 2007 to approximately 14,100 at December 31, 2008. On-net customer connections increased at a greater rate than on-net revenues due to a decline in the average revenue per on-net customer connection. This decline is partly attributed to a shift in the customer connection mix and due to volume and term based pricing discounts. Due to the increase in the size of our sales force, we are now able to focus not only on customers who purchase high-bandwidth connections, as we have done historically, but also on customers who purchase lower-bandwidth connections. We expect to continue to focus our sales efforts on a broad mix of customers. In June 2008, we introduced additional volume and term based discounts to certain of our customers in an effort to continue to gain market share and grow our on-net revenues. Additionally, on-net customers who cancel their service from our installed base of customers, in general, have greater average revenue per connection than new customers. These trends resulted in a reduction to our average revenue per on-net connection.

        Our off-net revenues increased 7.7% from $32.1 million for the year ended December 31, 2007 to $34.6 million for the year ended December 31, 2008. Our off-net customer connections increased 1.8% from approximately 2,990 at December 31, 2007 to approximately 3,040 at December 31, 2008. Off-net revenues increased at a greater rate than off-net customer connections due to an increase in the average revenue per off-net customer connection. Off-net customers who cancel their service, in general, have a lower average revenue per connection than new off-net customers who generally purchase higher-bandwidth connections.

        Our non-core revenues decreased 30.1% from $6.9 million for the year ended December 31, 2007 to $4.9 million for the year ended December 31, 2008. The number of our non-core customer connections declined 23.9% from approximately 800 at December 31, 2007 to approximately 610 at December 31, 2008. We do not actively market these acquired non-core services and expect that the net service revenue associated with them will continue to decline.

        Network Operations Expenses.    Our network operations expenses, excluding equity-based compensation expense, increased 5.9% from $87.5 million for the year ended December 31, 2007 to $92.7 million for the year ended December 31, 2008. The increase is primarily attributable to an increase in costs related to our network and facilities expansion activities and an increase in utilities charges partly offset by the decline in network operations expenses associated with the decline in our non-core revenues. The impact of exchange rates resulted in approximately $1.4 million of this $5.2 million increase in network operations expenses.

        Selling, General, and Administrative Expenses ("SG&A").    Our SG&A expenses, excluding equity-based compensation expense, increased 21.0% from $52.0 million for the year ended December 31, 2007 to $62.9 million for the year ended December 31, 2008. SG&A expenses increased primarily from the increase in salaries and related costs required to support our expanding sales and marketing efforts and a $2.6 million increase in bad debt expense. The impact of exchange rates resulted in approximately $1.2 million of this $10.9 million increase in SG&A expenses.

        Equity-based Compensation Expense.    Equity-based compensation expense is related to restricted stock and stock options. The total equity-based compensation expense increased 72.1% from $10.4 million for the year ended December 31, 2007 to $17.9 million for the year ending December 31, 2008. In April 2007 and January 2008, we issued approximately 1.0 million and 0.6 million shares, respectively, of restricted stock to our employees resulting in the increase in equity-based compensation expense. As of December 31, 2008 there was approximately $19.4 million of total unrecognized compensation cost related to non-vested equity-based compensation awards. That cost is expected to be recognized over a weighted average period of approximately twenty-eight months.

        Depreciation and Amortization Expenses.    Our depreciation and amortization expense decreased 4.6% from $65.6 million for the year ended December 31, 2007 to $62.6 million for the year ended

December 31, 2008. The decrease is primarily due to the decline in depreciation expense from fully depreciated fixed assets more than offsetting depreciation expense associated with the increase in deployed fixed assets.

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

        Gains on Purchases of Convertible Senior Notes.    In 2008, we purchased $108.0 million of face value of our convertible senior notes (the "Notes") for $48.6 million in cash in a series of transactions. These transactions resulted in a gain of $57.6 million for the year ended December 31, 2008. After these transactions there is $92.0 million of face value of our Notes outstanding. We may purchase additional Notes.

        Income tax provision.    The income tax provision was $1.5 million for the year ended December 31, 2008. There was no income tax provision for the year ended December 31, 2007. In the year ended December 31, 2008, primarily due to the gains on the purchases of our Notes, we became subject to the alternative minimum tax in the United States. Under the alternative minimum tax system, the ability to offset taxable income with the utilization of net operating loss carryforwards is limited. The tax provision for the year ended December 31, 2008 includes income taxes for the United States of approximately $0.6 million of federal alternative minimum tax and approximately $0.9 million of state income taxes (including approximately $0.5 million related to an uncertain tax position).

        Buildings On-net.    As of December 31, 2007 and 2008 we had a total of 1,217 and 1,326 on-net buildings connected to our network, respectively.

Year Ended December 31, 2006 Compared to the Year Ended December 31, 2007

        The following summary table presents a comparison of our results of operations for the year ended December 31, 2006 and 2007 with respect to certain key financial measures. The comparisons illustrated in the table are discussed in greater detail below.

	Year Ended December 31,
			Percent Change
	2006	2007
	(in thousands)
Net service revenue	$149,071	$185,663	24.5%
On-net revenues	105,275	146,604	39.3%
Off-net revenues	34,416	32,123	(6.7)%
Non-core revenues	9,380	6,936	(26.1)%
Network operations expenses(1)	80,106	87,548	9.3%
Selling, general, and administrative expenses(2)	46,593	52,011	11.6%
Equity-based compensation expense	10,509	10,384	(1.2)%
Depreciation and amortization expenses	58,414	65,638	12.4%
Gains—lease obligations and asset sales	509	2,205	333.2%
Net loss	(53,757)	(31,025)	42.3%

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

        Our off-net revenues decreased 6.7% from $34.4 million for the year ended December 31, 2006 to $32.1 million for the year ended December 31, 2007. Our off-net customer connections declined 15.4% from approximately 3,500 at December 31, 2006 to approximately 3,000 at December 31, 2007. Off-net customer connections decreased at a greater rate than the decline in off-net revenues due to an increase in the revenue per off-net customer connection. Off-net customers who cancel their service, in general, have revenue per connection that is less than new off-net customers who generally purchase higher-bandwidth connections. Additionally, a significant amount of our off-net revenues were acquired revenues with a revenue per connection that is less than new off- net customers. Acquired revenues have historically churned at a greater rate than new off net customers.

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

Liquidity and Capital Resources

        In assessing our liquidity, management reviews and analyzes our current cash balances, short-term investments, accounts receivable, accounts payable, accrued liabilities, capital expenditure commitments, and required capital lease, interest and debt payments and other obligations.

Cash Flows

        The following table sets forth our consolidated cash flows for the years ended December 31, 2006, 2007, and 2008.

	Year Ended December 31,
	2006	2007	2008
	(in thousands)
Net cash provided by operating activities	$5,285	$48,630	$54,336
Net cash used in investing activities	(19,478)	(30,864)	(32,539)
Net cash provided by (used in) financing activities	27,045	116,305	(125,638)
Effect of exchange rates on cash	(93)	308	(1,889)

Net increase (decrease) in cash and cash equivalents during period	$12,759	$134,379	$(105,730)

        Net Cash Provided By Operating Activities.    Our primary sources of operating cash are receipts from our customers who are billed on a monthly basis for our services. Our primary uses of operating cash are payments made to our vendors, employees and interest payments to our noteholders. Net cash provided by operating activities was $5.3 million for the year ended December 31, 2006 compared to net cash provided by operating activities of $48.6 million for 2007. The increase in cash provided by operating activities was due to an increase in our operating profit and an improvement in the changes in operating assets and liabilities from a use of cash of $11.6 million for the year ended December 31, 2006 to an increase of cash of $4.9 million for the year ended December 31, 2007. The increase in the changes in operating assets and liabilities from the year ended December 31, 2006 to the year ended December 31, 2007 was primarily due to the timing of certain vendor payments. Net cash provided by operating activities was $48.6 million for the year ended December 31, 2007 compared to net cash provided by operating activities of $54.3 million for 2008. The increase in cash provided by operating activities is due to an increase in our operating profit partly offset by changes in operating assets and liabilities from an increase of cash of $4.9 million for the year ended December 31, 2007 to an increase of cash of $2.1 million for the year ended December 31, 2008.

        Net Cash Used In Investing Activities.    Net cash used in investing activities was $19.5 million for the year ended December 31, 2006, $30.9 million for the year ended December 31, 2007 and $32.5 million for the year ended December 31, 2008. Our primary use of investing cash during 2006 was $21.5 million for the purchases of property and equipment. Our primary uses of investing cash during 2007 were $30.4 million for the purchases of property and equipment and $0.7 million for the purchases of short-term investments. Our primary sources of investing cash in 2006 were $1.2 million from the proceeds of short-term investments and $0.9 million from the proceeds of the sales of assets. Our primary source of investing cash in 2007 was $0.3 million from the proceeds of the sales of assets. Our primary use of investing cash during 2008 was $33.5 million for the purchases of property and equipment. Our primary sources of investing cash in 2008 were $0.7 million from the proceeds of short-term investments and $0.2 million from the proceeds of the sales of assets. The increases in purchases of property and equipment from the year ended December 31, 2006 to the year ended December 31, 2007 and from the year ended December 31, 2007 to the year ended December 31, 2008 were primarily due to our increase in our network expansion activities including geographic expansion and adding more buildings to our network.

        Net Cash Provided By (Used In) Financing Activities.    Financing activities provided net cash of $27.0 million for the year ended December 31, 2006 and $116.3 million for the year ended December 31, 2007. Financing activities used cash of $125.6 million for the year ended December 31, 2008. Net cash from financing activities during 2006 resulted from $36.5 million of net proceeds from our June 2006 public offering and $0.4 million from the proceeds from the exercises of stock options. Net cash used in financing activities for 2006 included $9.9 million in principal payments under our capital leases. Our primary source of financing cash for the year ended December 31, 2007 was $195.1 million of net proceeds from the issuance of our 1.00% Convertible Senior Notes and $1.1 million of proceeds from the exercises of stock options. Our primary use of financing cash for the year ended December 31, 2007 was $59.9 million for the purchase of shares of our common stock, $10.2 million for the repayment of our Allied Riser convertible subordinated notes on their June 15, 2007 maturity date and $9.8 million of principal payments under our capital lease obligations. Our primary use of financing cash for the year ended December 31, 2008 was $59.3 million for the purchase of shares of our common stock, $48.6 million for repurchases of our 1.00% Convertible Senior Notes in a series of transactions and $18.0 million of principal payments under our capital lease obligations. The increase in principal payments under our capital lease obligations from the year ended December 31, 2007 to the year ended December 31, 2008 is primarily due to our increase in our network expansion activities including geographic expansion and adding more buildings to our network.

Indebtedness

        Our total indebtedness, net of discount, at December 31, 2008 was $194.6 million and our total cash and cash equivalents and short-term investments were $71.4 million. Our total indebtedness at December 31, 2008 includes $104.2 million of capital lease obligations for dark fiber primarily under 15 - 25 year IRUs, of which approximately $5.9 million is considered a current liability.

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

        In 2008, we purchased $108.0 million of face value of our Notes for $48.6 million in cash in a series of transactions. These transactions resulted in a gain of $57.6 million for the year ended December 31, 2008. After these transactions there is $92.0 million of face value of our Notes outstanding. We may purchase additional Notes.

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

Allied Riser Convertible Subordinated Notes

        Our $10.2 million 7.50% convertible subordinated notes were due on June 15, 2007. These notes and accrued interest were paid on June 15, 2007 with a portion of the proceeds from the Notes.

Common Stock Buyback Program

        In June 2007 we used approximately $50.1 million of the net proceeds from our issuance of our Notes to repurchase approximately 1.8 million shares of our common stock. In August 2007, our board of directors approved a $50.0 million common stock buyback program. In June 2008, our board of directors approved an additional $50.0 million of purchases of our common stock under the buyback program to occur prior to December 31, 2009. In the years ended December 31, 2007 and 2008, we purchased approximately 2.2 million and 4.4 million shares of our common stock, respectively, for approximately $59.9 million and $59.3 million, respectively. All purchased common shares were subsequently retired. As of December 31, 2008, there was approximately $30.8 million remaining under the buyback program.

Contractual Obligations and Commitments

        The following table summarizes our contractual cash obligations and other commercial commitments as of December 31, 2008.

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
	(in thousands)
Long term debt(1)	$97,037	$920	$1,840	$1,840	$92,437
Capital lease obligations	194,971	16,663	32,160	26,166	119,982
Operating leases(2)	195,398	37,261	50,067	31,787	76,283
Unconditional purchase obligations(3)	36,612	14,903	2,551	2,551	16,607

Total contractual cash obligations	$524,018	$69,747	$86,618	$62,344	$305,309

(1)
The Notes are assumed to be outstanding until June 15, 2014 which is the earliest put date and these amounts include interest and principal payment obligations.

(2)
These amounts include $195.6 million of operating lease, maintenance, building access and tenant license agreement obligations, reduced by sublease agreements of $0.2 million.

(3)
As of December 31, 2008, we had committed to additional dark fiber IRU lease agreements totaling approximately $27.9 million in future payments for fiber lease and maintenance services. These amounts are included in unconditional purchase obligations and are to be paid in periods of up to 20 years beginning once the related fiber is accepted.

        Capital Lease Obligations.    The capital lease obligations above were incurred in connection with IRUs for inter-city and intra-city dark fiber underlying substantial portions of our network. These capital leases are presented on our balance sheet at the net present value of the future minimum lease payments, or $104.2 million at December 31, 2008. These leases generally have initial terms of 15 to 20 years.

        Letters of Credit.    We are also party to letters of credit totaling $0.9 million at December 31, 2008. These obligations are fully secured by our restricted investments, and as a result, are excluded from the contractual cash obligations above.

Future Capital Requirements

        We believe that our cash on hand and cash generated from our operating activities will be adequate to meet our working capital, capital expenditure, debt service, common stock buyback program, Notes purchases and other cash requirements if we execute our business plan.

        Any future acquisitions or other significant unplanned costs or cash requirements may require that we raise additional funds through the issuance of debt or equity. We cannot assure you that such financing will be available on terms acceptable to us or our stockholders, or at all. Insufficient funds may require us to delay or scale back the number of buildings that we serve, reduce our planned increase in our sales and marketing efforts, suspend or terminate our stock buyback program, suspend or terminate our Note purchases, or require us to otherwise alter our business plan or take other actions that could have a material adverse effect on our business, results of operations and financial condition. If issuing equity securities raises additional funds, substantial dilution to existing stockholders may result.

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

Income taxes

        Due to the uncertainty surrounding the realization of our net deferred tax asset, we have recorded a valuation allowance for the full amount of our net deferred tax asset. As of December 31, 2008, we have combined net operating loss carry-forwards of approximately $989 million. This amount includes federal and state net operating loss carry-forwards in the United States of approximately $379 million and net operating loss carry-forwards related to our European operations of approximately $611 million. Section 382 of the Internal Revenue Code in the United States limits the utilization of net operating losses when ownership changes, as defined by that section, occur. We have performed an analysis of our Section 382 ownership changes and have determined that the utilization of certain of our net operating loss carryforwards may be limited. This restricted amount includes the limitation on annual utilization related to the remaining $183 million of federal and state net operating loss carry-forwards of Allied Riser Communications Corporation that were acquired by us via a 2002 merger. The net operating loss carryforwards in the United States will expire, if unused, between 2022 and 2027. The net operating loss carry-forwards related to the European operations include $493 million that do not expire and $115 million that expire beginning in 2016.

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

  •
  Our valuation allowance for uncollectible accounts receivable is designed to account for the expense associated with accounts receivable that we estimate will not be collected. We assess the adequacy of this allowance by evaluating general factors, such as the length of time individual receivables are past due, historical collection experience, and changes in the credit-worthiness of our customers. We also assess the ability of specific customers to meet their financial obligations to us and establish specific allowances based on the amount we expect to collect from these customers. If circumstances relating to specific customers change or economic conditions change such that our past collections experience and assessment of the economic environment are no longer appropriate, our estimate of the recoverability of our trade receivables could be impacted.

  •
  Our valuation allowance for our net deferred tax asset reflects the uncertainty surrounding the realization of our net operating loss carry-forwards and our other deferred tax assets. To reflect for the uncertainty of future taxable income we have recorded a valuation allowance for the full amount of our net deferred tax asset.

Convertible Senior Notes

        We evaluated the embedded conversion option of our Notes in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," EITF Issue No. 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company's Own Stock" and EITF Issue No. 01-6 "The Meaning of Indexed to a Company's Own Stock." We concluded that the embedded conversion option contained within the Notes should not be accounted for separately because the conversion option is indexed to our common stock and would be classified within stockholders' equity, if issued on a standalone basis.

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

Equity-based Compensation

        Generally we grant options for shares of our common stock to all new employees with a strike price equal to the market value at the grant date. We grant shares of restricted stock to our senior management team, board of directors and to certain other employees. We determine the fair value of grants of restricted stock by the closing trading price of our common stock on the grant date. Grants of shares of restricted stock vest over periods ranging from immediate vesting to over a four-year period. Compensation expense for all awards is recognized ratably over the service period.

        The accounting for stock option compensation expense requires us to make additional estimates and judgments that affect our financial statements. These estimates include the following.

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

  Forfeiture Rates—We estimate the forfeiture rate based on historical data with further consideration given to the class of employees to whom the options or shares were granted.

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

Recent Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FSP No. 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" and FSP No. 157-2, "Effective Date of FASB Statement No. 157" as amendments to SFAS 157, which exclude lease transactions from the scope of SFAS 157 and also defer the effective date of the adoption of SFAS 157 for non-financial assets and non-financial liabilities that are nonrecurring. The provisions of SFAS 157 are effective for the fiscal year beginning January 1, 2008, except for certain non-financial assets and liabilities for which the effective date has been deferred to January 1, 2009. The adoption of SFAS 157 and its related pronouncements did not and are not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

        In May 2008, the FASB issued FASB Staff Position APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (including partial cash settlement)" ("FSP APB 14-1"). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's nonconvertible debt borrowing rate. Upon conversion of our Convertible Senior Notes, we have the right to deliver shares of our common stock, cash or a combination of cash and shares of our common stock. As a result, our accounting for our Convertible Senior Notes will be impacted by the adoption of FSP APB 14-1. The adoption of FSP APB 14-1 will result in a significant increase to the discount on our Notes with a corresponding increase to stockholder's equity. The adoption of FSP APB 14-1 will also result in an increase to our interest expense from the amortization of the increase to the discount on our Notes. We will be required to adopt FSP APB 14-1 on January 1, 2009 and will be required to retroactively restate all prior periods since the June 2007 issuance of the Notes. The incremental non-cash interest expense required to be recognized (due to an increase in debt discount) will be material. In addition, the gains recognized on debt extinguishment may change as a result of the adoption of FSP APB 14-1.

        In June 2008, the FASB issued EITF No. 07-5, "Determining whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock ("EITF 07-5"). EITF 07-5 applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative, as defined. If an instrument, or an embedded feature, is not considered indexed to the issuer's stock under EITF 07-5, that instrument is not eligible for equity classification and would be classified as an asset or liability and remeasured at fair value through earnings. We will be required to adopt EITF 07-5 on January 1, 2009 with the cumulative effect of adoption adjusted to the opening balance of retained earnings. We are currently evaluating the impact of adopting EITF 07-5.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to certain market risks. These risks, which include interest rate risk and foreign currency exchange risk, arise in the normal course of business rather than from trading activities.

Interest Rate Risk

        Our cash flow exposure due to changes in interest rates related to our debt is limited as our 1.00% $92.0 million of Convertible Senior Notes (the "Notes") have a fixed interest rate. The fair value of the Notes may increase or decrease for various reasons, including fluctuations in the market price of our common stock, fluctuations in market interest rates and fluctuations in general economic conditions. Based upon the quoted market price at December 31, 2008, the fair value of our Notes was approximately $45.1 million.

        Our interest income is sensitive to changes in the general level of interest rates. However, based upon the nature and current level of our investments, which are primarily money market funds included in cash and cash equivalents, we believe that there is no material interest rate exposure related to our investments.

Foreign Currency Exchange Risk

        Our European and Canadian operations expose us to potentially unfavorable adverse movements in foreign currency rate changes. We have not entered into forward exchange contracts related to our foreign currency exposure. While we record financial results from our European and Canadian operations in Euros and the Canadian dollar, respectively, these results are reflected in our consolidated financial statements in U.S. dollars. The assets and liabilities associated with our European and Canadian operations are translated into U.S. dollars and reflected in our consolidated financial statements in U.S. dollars. Therefore, our reported results are exposed to fluctuations in the exchange rates between the U.S. dollar and the Euro and the Canadian dollar. In addition, we fund certain cash flow requirements of our European operations in U.S. dollars. Accordingly, in the event that the Euro strengthens versus the dollar to a greater extent than planned the revenues, expenses and cash flow requirements associated with our European operations may be significantly higher in U.S.-dollar terms than planned.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Cogent Communications Group, Inc.

        We have audited the accompanying consolidated balance sheets of Cogent Communications Group, Inc. and subsidiaries (the "Company") as of December 31, 2007 and 2008, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the index at 15(a) 2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cogent Communications Group, Inc. and subsidiaries at December 31, 2007 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cogent Communications Group, Inc.'s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2009 expressed an unqualified opinion thereon.

                      /s/ Ernst & Young LLP

McLean, VA
March 2, 2009

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2007 AND 2008

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	2007	2008
Assets
Current assets:
Cash and cash equivalents	$177,021	$71,291
Short term investments—restricted	812	62
Accounts receivable, net of allowance for doubtful accounts of $1,159 and $1,914, respectively	21,760	22,174
Prepaid expenses and other current assets	6,636	6,389

Total current assets	206,229	99,916
Property and equipment:
Property and equipment	561,907	618,008
Accumulated depreciation and amortization	(316,487)	(374,069)

Total property and equipment, net	245,420	243,939
Deposits and other assets ($1,048 and $1,091 restricted, respectively)	3,676	3,986

Total assets	$455,325	$347,841

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$12,868	$12,795
Accrued and other current liabilities	12,891	14,756
Current maturities, capital lease obligations	7,717	5,940

Total current liabilities	33,476	33,491
Capital lease obligations, net of current maturities	84,857	98,253
Convertible senior notes, net of discount of $4,133 and 1,611, respectively	195,867	90,367
Other long term liabilities	2,295	3,374

Total liabilities	316,495	225,485

Commitments and contingencies
Stockholders' equity:
Common stock, $0.001 par value; 75,000,000 shares authorized; 47,929,874 and 44,318,949 shares issued and outstanding, respectively	48	44
Additional paid-in capital	430,402	390,181
Stock purchase warrants	764	764
Accumulated other comprehensive income—foreign currency translation adjustment	3,600	572
Accumulated deficit	(295,984)	(269,205)

Total stockholders' equity	138,830	122,356

Total liabilities and stockholders' equity	$455,325	$347,841

The accompanying notes are an integral part of these consolidated balance sheets.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2006, DECEMBER 31, 2007 AND DECEMBER 31, 2008

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	2006	2007	2008
Service revenue, net	$149,071	$185,663	$215,489
Operating expenses:
Network operations (including $315, $208 and $328 of equity-based compensation expense, respectively, exclusive of amounts shown separately)	80,421	87,756	93,055
Selling, general, and administrative (including $10,194, $10,176 and $17,548 of equity-based compensation expense, and $2,584, $2,005 and $4,577 of bad debt expense, respectively)	56,787	62,187	80,465
Asset impairment	—	—	1,592
Depreciation and amortization	58,414	65,638	62,589

Total operating expenses	195,622	215,581	237,701

Operating loss	(46,551)	(29,918)	(22,212)
Gains—purchases of senior convertible notes	—	—	57,568
Gains—lease obligation restructurings	255	2,110	—
Gains—disposition of assets	254	95	178
Interest income and other	2,969	6,914	3,847
Interest expense	(10,684)	(10,226)	(11,066)

Net (loss) income before income taxes	(53,757)	(31,025)	28,315
Income tax provision	—	—	(1,536)

Net (loss) income	$(53,757)	$(31,025)	$26,779

Basic net (loss) income per common share	$(1.16)	$(0.65)	$0.60

Diluted net (loss) income per common share	$(1.16)	$(0.65)	$0.59

Weighted-average common shares—basic	46,343,372	47,800,159	44,563,727

Weighted-average common shares—diluted	46,343,372	47,800,159	45,623,557

The accompanying notes are an integral part of these consolidated statements.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2006 DECEMBER 31, 2007 AND DECEMBER 31, 2008

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	Common Stock
			Additional Paid-in Capital	Deferred Compensation	Treasury Stock	Stock Purchase Warrants
	Shares	Amount
Balance at December 31, 2005	44,092,652	$44	$440,500	$(9,680)	$(90)	$764
Total, December 31, 2005
Forfeitures of shares granted to employees	(646)	—	—	—	—	—
Adoption of SFAS 123(R)—reclassification of deferred compensation	—	—	(9,680)	9,680	—	—
Equity-based compensation	—	—	10,509	—	—	—
Foreign currency translation	—	—	—	—	—	—
Issuances of common stock, net	4,732,500	5	36,474	—	—	—
Exercises of options	103,602	—	427	—	—	—
Treasury stock retirement	—	—	(90)	—	90	—
Net loss	—	—	—	—	—	—

Balance at December 31, 2006	48,928,108	49	478,140	—	—	764
Total, December 31, 2006
Forfeitures of shares granted to employees	(22,659)	—	—	—	—	—
Equity-based compensation	—	—	11,105	—	—	—
Foreign currency translation	—	—	—	—	—	—
Issuances of common stock, net	1,033,404	1	—	—	—	—
Exercises of options	216,311	—	1,103	—	—	—
Common stock purchases and retirement	(2,225,290)	(2)	(59,946)	—	—	—
Net loss	—	—	—	—	—	—

Balance at December 31, 2007	47,929,874	48	430,402	$—	—	764
Total, December 31, 2007
Forfeitures of shares granted to employees	(17,596)	—	—	—	—	—
Equity-based compensation	—	—	18,901	—	—	—
Foreign currency translation	—	—	—	—	—	—
Issuances of common stock, net	715,610	—	—	—	—	—
Exercises of options	63,931	—	148	—	—	—
Common stock purchases and retirement	(4,372,870)	(4)	(59,270)	—	—	—
Net income	—	—	—	—	—	—

Balance at December 31, 2008	44,318,949	$44	$390,181	$—	$—	$764

Total, December 31, 2008

The accompanying notes are an integral part of these consolidated statements.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2006 DECEMBER 31, 2007 AND DECEMBER 31, 2008

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	Foreign Currency Translation Adjustment	Accumulated Deficit	Total Stockholder's Equity	Comprehensive Loss
Balance at December 31, 2005	$665	$(211,202)	$221,001	$
Total, Year Ended December 31, 2005					(68,368)

Forfeitures of shares granted to employees	—	—	—		—
Adoption of SFAS 123(R)—reclassification of deferred compensation	—	—	—		—
Equity-based compensation	—	—	10,509		—
Foreign currency translation	973	—	973		973
Issuances of common stock, net	—	—	36,479		—
Exercises of options	—	—	427		—
Treasury stock retirement	—	—	—		—
Net loss	—	(53,757)	(53,757)		(53,757)

Balance at December 31, 2006	1,638	(264,959)	215,632
Total, Year Ended December 31, 2006					$(52,784)

Forfeitures of shares granted to employees	—	—	—		—
Equity-based compensation	—	—	11,105		—
Foreign currency translation	1,962	—	1,962		1,962
Issuances of common stock, net	—	—	1		—
Exercises of options	—	—	1,103		—
Common stock purchases and retirement	—	—	(59,948)		—
Net loss	—	(31,025)	(31,025)		(31,025)

Balance at December 31, 2007	3,600	(295,984)	138,830
Total, Year Ended December 31, 2007					$(29,063)

Forfeitures of shares granted to employees	—	—	—		—
Equity-based compensation	—	—	18,901		—
Foreign currency translation	(3,028)	—	(3,028)		(3,028)
Issuances of common stock, net	—	—	—		—
Exercises of options	—	—	148		—
Common stock purchases and retirement	—	—	(59,274)		—
Net income	—	26,779	26,779		26,779

Balance at December 31, 2008	$572	$(269,205)	$122,356

Total, Year Ended December 31, 2008					$23,751

The accompanying notes are an integral part of these consolidated statements.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2006, DECEMBER 31, 2007 AND DECEMBER 31, 2008

(IN THOUSANDS)

	2006	2007	2008
Cash flows from operating activities:
Net (loss) income	$(53,757)	$(31,025)	$26,779
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	58,414	65,638	62,589
Asset impairment	—	—	1,592
Amortization of debt discount—convertible notes	2,265	1,576	541
Equity-based compensation expense (net of amounts capitalized)	10,509	10,384	17,876
Gains—purchases of senior convertible notes	—	—	(57,568)
Gains—lease restructurings dispositions of assets and other, net	(540)	(2,853)	(138)
Changes in assets and liabilities:
Accounts receivable	(2,758)	(399)	(1,273)
Prepaid expenses and other current assets	(1,321)	(679)	495
Deposits and other assets	563	1,003	(537)
Accounts payable, accrued liabilities and other long-term liabilities	(8,090)	4,985	3,980

Net cash provided by operating activities	5,285	48,630	54,336

Cash flows from investing activities:
Purchases of property and equipment	(21,526)	(30,389)	(33,510)
Purchases of intangible assets	(100)	—	—
Maturities (purchases) of short-term investments	1,203	(732)	750
Proceeds from asset sales	945	257	221

Net cash used in investing activities	(19,478)	(30,864)	(32,539)

Cash flows from financing activities:
Proceeds from issuance of senior convertible notes, net	—	195,147	—
Purchases of senior convertible notes	—	—	(48,553)
Repayment of convertible subordinated notes	—	(10,187)	—
Repayment of capital lease obligations	(9,861)	(9,809)	(17,959)
Proceeds from sales of common stock, net	36,479	—	—
Purchases of common stock	—	(59,949)	(59,273)
Proceeds from exercises of common stock options	427	1,103	147

Net cash provided by (used in) financing activities	27,045	116,305	(125,638)

Effect of exchange rate changes on cash	(93)	308	(1,889)

Net increase (decreases) in cash and cash equivalents	12,759	134,379	(105,730)
Cash and cash equivalents, beginning of year	29,883	42,642	177,021

Cash and cash equivalents, end of year	$42,642	$177,021	$71,291

Supplemental disclosures of cash flow information:
Cash paid for interest	$12,235	$9,248	$10,669
Cash paid for income taxes	—	—	1,720
Non-cash financing activities—
Capital lease obligations incurred	2,087	11,498	32,398

The accompanying notes are an integral part of these consolidated statements.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006, 2007 and 2008

1. Description of the business and summary of significant accounting policies:

Description of business

        Cogent Communications Group, Inc. (the "Company") is a Delaware corporation and is headquartered in Washington, DC. The Company is a facilities-based provider of low-cost, high-speed Internet access and Internet Protocol ("IP") communications services. The Company's network is specifically designed and optimized to transmit data using IP. The Company delivers its services to small and medium-sized businesses, communications service providers and other bandwidth-intensive organizations through approximately 17,800 customer connections in North America and Europe.

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

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2006, 2007 and 2008

1. Description of the business and summary of significant accounting policies: (Continued)

Revenue recognition and allowance for doubtful accounts

        The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition." The Company's service offerings consist of telecommunications services provided under month-to-month or annual contracts billed monthly in advance. Net revenues from telecommunication services are recognized when the services are performed, evidence of an arrangement exists, the fee is fixed and determinable and collection is probable. The probability of collection is determined by an analysis of a new customer's credit history and historical payment patterns for existing customers. Service discounts and incentives related to telecommunication services are recorded as a reduction of revenue when granted. Fees billed in connection with customer installations are deferred and recognized ratably over the estimated customer life determined by a historical analysis of customer retention. The Company expenses the direct costs associated with sales as incurred.

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

Foreign currency translation adjustment and comprehensive income (loss)

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

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2006, 2007 and 2008

1. Description of the business and summary of significant accounting policies: (Continued)

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

Financial instruments

        The Company considers all highly liquid investments with an original maturity of three months or less at purchase to be cash equivalents. The Company determines the appropriate classification of its investments at the time of purchase and evaluates such designation at each balance sheet date. At December 31, 2007 and 2008, the Company's investments consisted of money market accounts (included in cash equivalents) and certificates of deposit.

        At December 31, 2007 and 2008, the carrying amount of cash and cash equivalents, short-term investments, accounts receivable, prepaid and other current assets, accounts payable, and accrued expenses approximated fair value because of the short-term nature of these instruments. The Company measures its cash equivalents (money market funds) at fair value based upon quoted market prices (Level 1 under SFAS No. 157, "Fair Value Measurements"). Based upon the quoted market price at December 31, 2008, the fair value of the Company's $92.0 million convertible senior notes was approximately $45.1 million.

Short-term investments

        Short-term investments consist of certificates of deposit with original maturities beyond three months, but less than twelve months. Such short-term investments are carried at amortized cost, which approximates fair value due to the short period of time to maturity.

        The Company was party to letters of credit totaling approximately $1.6 million as of December 31, 2007 and $0.9 million as of December 31, 2008. These letters of credit are secured by certificates of deposit and money market funds of approximately $1.9 million at December 31, 2007 and $1.2 million as of December 31, 2008, that are restricted and included in short-term investments and other assets.

Credit risk

        The Company's assets that are exposed to credit risk consist of its cash and cash equivalents, short-term investments, other assets and accounts receivable. As of December 31, 2007 and 2008, approximately $171.9 million and $59.6 million of the Company's cash equivalents were invested in money market funds. The largest amount in an individual fund was $50.7 million at December 31, 2007 and $26.1 million at December 31, 2008. The Company places its cash equivalents and short-term investments in instruments that meet high-quality credit standards as specified in the Company's investment policy guidelines. Accounts receivable are due from customers located in major metropolitan areas in the United States, Europe and Canada. Receivables from the Company's net centric (wholesale) customers are subject to a higher degree of credit risk than other customers.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2006, 2007 and 2008

1. Description of the business and summary of significant accounting policies: (Continued)

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

Long-lived assets

        The Company's long-lived assets include property and equipment and identifiable intangible assets. These long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Pursuant to SFAS No. 144, impairment is determined by comparing the carrying value of these long-lived assets to management's probability weighted estimate of the future undiscounted cash flows expected to result from the use of the assets. In the event an impairment exists, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset, which would be determined by using quoted market prices or valuation techniques such as the discounted present value of expected future cash flows, appraisals, or other pricing models. Management believes that no such impairment existed as of December 31, 2007 or 2008. In the event there are changes in the planned use of the Company's long-term assets or the Company's expected future undiscounted cash flows are reduced significantly, the Company's assessment of its ability to recover the carrying value of these assets under SFAS No. 144 could change.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2006, 2007 and 2008

1. Description of the business and summary of significant accounting policies: (Continued)

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

Equity-based compensation

        The Company follows the provisions of SFAS No. 123(R), "Share-Based Payment" ("SFAS 123(R)"), to record compensation expense for its equity-based compensation. SFAS 123(R) requires that all share-based payments to employees be recognized in the consolidated statements of operations based on their grant date fair values with the expense being recognized over the requisite service period. See Note 8 for additional information.

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

        In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. ("FIN") 48, "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109." FIN No. 48 requires that management determine whether a tax position is more likely than

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2006, 2007 and 2008

1. Description of the business and summary of significant accounting policies: (Continued)

not to be sustained upon examination based on the technical merits of the position. Once it is determined that a position meets this recognition threshold, the position is measured to determine the amount of benefit to be recognized in the financial statements. The Company adopted the provisions of FIN No. 48 on January 1, 2007. As a result of adopting FIN No. 48, the Company did not recognize any previously unrecognized tax positions. The adoption of FIN No. 48 did not have a material effect on the Company's results of operations or financial position. The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. There was no interest expense or expense associated with penalties recognized during the years ended December 31, 2007 and 2008.

        The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is subject to U.S. federal tax and state tax examinations for years from 2005 to 2008. The Company is subject to tax examinations in its foreign jurisdictions generally for years from 2000 to 2008. Management does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

Basic and diluted net loss per common share

        Net (loss) income per share is presented in accordance with the provisions of SFAS No. 128 "Earnings per Share." SFAS No. 128 requires a presentation of basic earnings per share ("EPS") and diluted EPS. Basic EPS excludes dilution for common stock equivalents and is computed by dividing net income or (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock outstanding during each period, adjusted for the effect of common stock equivalents, if dilutive.

        Shares of restricted stock are included in the computation of basic EPS as they vest and are included in diluted EPS, to the extent they are dilutive, determined using the treasury stock method. As of December 31, 2006 and 2007, 0.4 million and 1.2 million unvested shares of restricted common stock, respectively, are not included in the computation of diluted (loss) income per share, as the effect would be anti-dilutive.

        Using the "if-converted" method, the shares issuable upon conversion of the Company's 1.00% Convertible Senior Notes (the "Notes") were anti-dilutive for the years ended December 31, 2007 and 2008. Accordingly, the impact has been excluded from the computation of diluted income or (loss) per share. The Notes are convertible into shares of the Company's common stock at an initial conversion price of $49.18 per share, yielding 4.1 million common shares, as of December 31, 2007 and 1.9 million shares at December 31, 2008, subject to certain adjustments set forth in the indenture.

        The Company computes the dilutive effect of outstanding options using the treasury stock method. For the years ended December 31, 2006, 2007 and 2008 options to purchase 1.2 million, 1.1 million and 0.2 million shares of common stock, respectively, at weighted-average exercise prices of $2.73, $5.75 and $20.30 per share, respectively, are not included in the computation of diluted (loss) per share as the effect would be anti-dilutive.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2006, 2007 and 2008

1. Description of the business and summary of significant accounting policies: (Continued)

        The following details the determination of the diluted weighted average shares for the year ended December 31, 2008:

Year Ended December 31, 2008
Weighted average common shares outstanding—basic	44,563,727
Dilutive effect of restricted stock	341,861
Dilutive effect of stock options	717,969

Weighted average shares—diluted	45,623,557

Recent accounting pronouncements

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FSP No. 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" and FSP No. 157-2, "Effective Date of FASB Statement No. 157" as amendments to SFAS 157, which exclude lease transactions from the scope of SFAS 157 and also defers the effective date of the adoption of SFAS 157 for non-financial assets and non-financial liabilities that are nonrecurring. The provisions of SFAS 157 are effective for the fiscal year beginning January 1, 2008, except for certain non-financial assets and liabilities for which the effective date has been deferred to January 1, 2009. The adoption of SFAS 157 and its related pronouncements did not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

        In May 2008, the FASB issued FASB Staff Position APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (including partial cash settlement)" ("FSP APB 14-1"). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash on conversion to separately account for the liability (debt) and equity (conversion options) components of the instrument in a manner that reflects the issuer's nonconvertible debt borrowing rate. Upon conversion of the Company's Notes, the Company has the right to deliver shares of its common stock, cash or a combination of cash and shares of its common stock. As a result, the Company's accounting for its Notes will be impacted by the adoption of FSP APB 14-1. The adoption of FSP APB 14-1 will result in a significant increase to the discount on the Company's Notes with a corresponding increase to stockholder's equity. The adoption of FSP APB 14-1 will also result in an increase to the Company's interest expense from the amortization of the increase to the discount on the Company's Notes. The Company will be required to adopt FSP APB 14-1 on January 1, 2009 and will be required to retroactively restate all prior periods since the June 2007 issuance of the Notes. The incremental non-cash interest expense required to be recognized (due to an increase in debt discount) will be material. In addition, the gains recognized on debt extinguishment may change as a result of the adoption of FSP APB 14-1.

        In June 2008, the FASB issued EITF No. 07-5, "Determining whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock ("EITF 07-5"). EITF 07-5 applies to any

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2006, 2007 and 2008

1. Description of the business and summary of significant accounting policies: (Continued)

freestanding financial instrument or embedded feature that has all the characteristics of a derivative, as defined. If an instrument, or an embedded feature, is not considered indexed to the issuer's stock under EITF 07-5, that instrument is not eligible for equity classification and would be classified as an asset or liability an remeasured at fair value through earnings. The Company will be required to adopt EITF 07-5 on January 1, 2009 with the cumulative effect of adoption adjusted to the opening balance of retained earnings. The Company is currently evaluating the impact of adopting EITF 07-5.

2. Property and equipment:

        Property and equipment consisted of the following (in thousands):

	December 31,
	2007	2008
Owned assets:
Network equipment	$267,538	$283,872
Leasehold improvements	75,865	82,754
System infrastructure	42,344	46,445
Software	7,867	8,708
Office and other equipment	8,720	8,887
Buildings	1,623	1,564
Land	139	133

	404,096	432,363
Less—Accumulated depreciation and amortization	(272,321)	(319,394)

	131,775	112,969
Assets under capital leases:
IRUs	157,811	185,645
Less—Accumulated depreciation and amortization	(44,166)	(54,675)

	113,645	130,970

Property and equipment, net	$245,420	$243,939

        Depreciation and amortization expense related to property and equipment and capital leases was $56.8 million, $64.5 million and $62.6 million, for the years ended December 31, 2006, 2007 and 2008, respectively.

Capitalized labor and related costs

        The Company capitalizes the compensation cost of employees directly involved with its construction activities. In 2006, 2007 and 2008, the Company capitalized compensation cost of $2.1 million, $3.5 million and $4.1 million respectively. These amounts are included in system infrastructure costs.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2006, 2007 and 2008

2. Property and equipment: (Continued)

        During the first quarter of 2008, the Company identified certain immaterial errors in its accounting for IRU capital leases and the related assets and liabilities that affected certain prior periods. The cumulative effect of these errors was corrected in the three months ended March 31, 2008. The net impact of the corrections on the three months ended March 31, 2008 was a $1.4 million increase in the net loss and a $1.4 million decrease in net assets. The correction of these errors increased depreciation expense by $0.4 million, decreased interest expense by $0.6 million and resulted in an asset impairment charge of $1.6 million in the three months ended March 31, 2008. The impaired IRU asset was no longer in use and the Company has obtained alternative dark fiber that serves the related facilities and customers. As of December 31, 2008, the Company's balance sheet includes a capital lease liability including accrued interest totaling $2.5 million related to this IRU as the requirements for the extinguishment of such liability had not been met and payments with the vendor are in dispute. The correction of these errors also increased IRU assets by $5.7 million and increased capital lease obligations by $8.1 million as of January 1, 2008. The Company concluded that the impact of these errors was not material to the consolidated financial statements for any prior interim or annual period, nor were they material to the first quarter of 2008 or the year ended December 31, 2008.

3. Accrued and other liabilities:

        The Company provides for asset retirement obligations for certain points of presence in its networks. The balance (recorded in other long-term liabilities) was $1.2 million at December 31, 2007 and 2008. Accrued and other current liabilities as of December 31 consist of the following (in thousands):

	2007	2008
General operating expenditures	$4,976	$5,618
Acquired unused lease obligations	70	—
Deferred revenue—current portion	1,642	2,675
Payroll and benefits	2,634	2,632
Taxes—non-income based	985	850
Interest	2,584	2,981

Total	$12,891	$14,756

4. Long-term debt:

Convertible Senior Notes

        In June 2007, the Company issued its 1.00% Convertible Senior Notes (the "Notes") due June 15, 2027, for an aggregate principal amount of $200.0 million in a private offering for resale to qualified institutional buyers pursuant to SEC Rule 144A. The Notes are unsecured and bear interest at 1.00% per annum. The Notes will rank equally with any future senior debt and senior to any future subordinated debt and will be effectively subordinated to all existing and future liabilities of the Company's subsidiaries and to any secured debt the Company may issue, to the extent of the value of the collateral. Interest is payable in cash semiannually in arrears on June 15 and December 15, of each year, beginning on December 15, 2007. The Company received net proceeds from the issuance of the

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2006, 2007 and 2008

4. Long-term debt: (Continued)

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

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2006, 2007 and 2008

4. Long-term debt: (Continued)

Purchases of Notes

        In 2008, the Company purchased $108.0 million of face value of the Notes for $48.6 million in cash in a series of transactions. These transactions resulted in a gain of $57.6 million for the year ended December 31, 2008. After these transactions, there is $92.0 million of face value of the Notes outstanding.

Convertible Subordinated Notes—Allied Riser

        The Company's $10.2 million 7.50% convertible subordinated notes were recorded at their fair value of approximately $2.9 million in connection with the Allied Riser merger in 2002. The discount was amortized to interest expense through the maturity date. The notes and accrued interest were fully paid on their maturity date in June 2007.

5. Income taxes:

        The provision for income taxes relates only to the United States and is comprised of the following (in thousands) on a net basis:

2008
Current provision
Federal income tax	$593
State income tax	943
Deferred provision
Utilization of net operating losses	9,023
Change in valuation allowance	(9,023)

Total income tax provision	$1,536

        The net deferred tax asset is comprised of the following (in thousands):

	December 31
	2007	2008
Net operating loss carry-forwards	$344,145	$330,057
Depreciation	(26,007)	(14,028)
Start-up expenditures	3,160	3,239
Equity-based compensation	6,060	6,128
Alternative minimum tax credit	—	571
Accrued liabilities and other	77	1,406
Valuation allowance	(327,435)	(327,373)

Net deferred tax asset	$—	$—

        Due to the uncertainty surrounding the realization of its net deferred tax asset, the Company has recorded a valuation allowance for the full amount of its net deferred tax asset. As of December 31, 2008, the Company has combined net operating loss carry-forwards of approximately $989 million. This

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2006, 2007 and 2008

5. Income taxes: (Continued)

amount includes federal and state net operating loss carry-forwards in the United States of approximately $379 million and net operating loss carry-forwards related to its European operations of approximately $611 million. Section 382 of the Internal Revenue Code in the United States limits the utilization of net operating losses when ownership changes, as defined by that section, occur. The Company has performed an analysis of its Section 382 ownership changes and has determined that the utilization of certain of its net operating loss carryforwards may be limited. This restricted amount includes the limitation on annual utilization related to the remaining $183 million of federal and state net operating loss carry-forwards of Allied Riser Communications Corporation that were acquired by the Company via merger in 2002. The net operating loss carryforwards in the United States will expire, if unused, between 2022 and 2027. The net operating loss carry-forwards related to the European operations include $493 million that do not expire and $115 million that expire beginning in 2016.

        In the normal course of business the Company takes positions on its tax returns that may be challenged by taxing authorities. Although the Company believes it has support for the positions taken on its tax return, the Company has recorded a liability for its best estimate of the probable loss on certain of these transactions. This $0.5 million liability is included in other long-term liabilities in the accompanying balance sheet as of December 31, 2008. The Company does not expect the final resolution of tax examinations to have a material impact on the Company's financial results.

        The following is a reconciliation of the Federal statutory income tax rate to the effective rate reported in the financial statements.

	2006	2007	2008
Federal income tax benefit at statutory rates	34.0%	34.0%	35.0%
State income tax benefit at statutory rates, net of Federal benefit	4.0	4.0	3.9
Impact of foreign operations	(0.6)	(0.8)	(49.3)
Non-deductible expenses	7.5	4.7	13.9
Alternative minimum tax	—	—	2.1
Change in valuation allowance	(44.9)	(41.9)	(0.2)

Effective income tax rate	—%	—%	5.4%

6. Commitments and contingencies:

Capital leases—fiber lease agreements

        The Company has entered into lease agreements with several providers for dark fiber primarily under 15 - 20 year IRUs with additional renewal terms. These IRUs connect the Company's international backbone fibers with the multi-tenant office buildings and the customers served by the Company. Once the Company has accepted the related fiber route, leases that meet the criteria for

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2006, 2007 and 2008

6. Commitments and contingencies: (Continued)

treatment as capital leases are recorded as a capital lease obligation and an IRU asset. The future minimum payments under these agreements are as follows (in thousands):

For the year ending December 31,
2009	$16,663
2010	18,989
2011	13,171
2012	13,290
2013	12,876
Thereafter	119,982

Total minimum lease obligations	194,971
Less—amounts representing interest	(90,778)

Present value of minimum lease obligations	104,193
Current maturities	(5,940)

Capital lease obligations, net of current maturities	$98,253

Capital lease obligation amendments

        Cogent Spain negotiated modifications to certain of its IRU capital lease obligations in 2006. This modification reduced the IRU lease payments and extended the lease term and resulted in a gain of approximately $0.3 million.

Current and potential litigation

        The Company is involved in disputes with certain telephone companies that provide it local circuits or leased optical fibers. The total amount claimed by these vendors is approximately $2.4 million. The Company does not believe any of these amounts are owed to these providers and intends to vigorously defend its position and believes that it has adequately reserved for any potential liability.

        On September 2, 2008, Sprint Communications L. P. (a subsidiary of Sprint-Nextel Corporation) filed suit against the Company in the Circuit court of Fairfax County, Virginia seeking payment for services allegedly provided by Sprint related to the exchange of Internet traffic by Sprint and the Company. Sprint sought $1.9 million and additional amounts. The lawsuit has been dismissed.

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

DECEMBER 31, 2006, 2007 and 2008

6. Commitments and contingencies: (Continued)

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

For the year ending December 31,
2009	$37,395
2010	27,652
2011	22,506
2012	18,132
2013	13,655
Thereafter	76,283

$195,623

        Expenses related to these arrangements was $33.8 million in 2006, $40.5 million in 2007 and $44.9 million in 2008. The Company has sublet certain office space and facilities. Future minimum payments under these sub-lease agreements are approximately $0.1 million, and $0.1 million, for the years ending December 31, 2009 and December 31, 2010, respectively.

Unconditional purchase obligations

        Unconditional purchase obligations for equipment and services totaled approximately $8.7 million at December 31, 2008 and are expected to be fulfilled within one year. As of December 31, 2008 the Company had committed to additional dark fiber IRU lease agreements totaling approximately $27.9 million in future payments for fiber lease and maintenance payments to be paid over periods of up to 20 years. These obligations begin when the related fiber is accepted, which is expected to occur in 2009. Future minimum payments under these obligations are approximately, $6.1 million, $1.3 million, $1.3 million, $1.3 million, and $1.3 million for the years ending December 31, 2008 to December 31, 2012 and approximately $16.6 million, thereafter.

Defined contribution plan

        The Company sponsors a 401(k) defined contribution plan that, effective in August 2007, provides for a Company match. The Company match for 2007 and 2008 was approximately $0.1 million and $0.3 million, respectively and was paid in cash.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2006, 2007 and 2008

7. Stockholders' equity:

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

Common Stock Buybacks

        In June 2007 the Company used approximately $50.1 million of the net proceeds from the issuance of its $200.0 million Convertible Senior Notes to repurchase approximately 1.8 million shares of its common stock. In August 2007, the Company's board of directors approved a $50.0 million common stock buyback program (the "Buyback Program"). In June 2008, the Company's board of directors approved an additional $50.0 million of purchases of its common stock under the Buyback Program. The purchases are to occur prior to December 31, 2009. In the years ended December 31, 2007 and 2008, the Company purchased approximately 2.2 million and 4.4 million shares of its common stock, respectively, for approximately $59.9 million and $59.3 million, respectively. All purchased common shares were subsequently retired. As of December 31, 2008, there was approximately $30.8 million remaining under the Buyback Program.

Treasury stock retirement

        In September 2006, the Company retired its 61,462 shares of treasury stock. As a result, $0.1 million of treasury stock was offset against additional paid-in-capital.

Public offering

        On June 7, 2006, the Company sold 4.35 million shares of common stock at $9.00 per share and certain selling shareholders sold 6.0 million shares of common stock at the same price in a public offering. This public offering resulted in net proceeds to the Company, after underwriting, legal, accounting and printing costs of approximately $36.5 million.

Allied Riser Warrants

        In connection with the February 2002 merger with Allied Riser, the Company assumed warrants issued by Allied Riser that convert into approximately 5,200 shares of the Company's common stock. All warrants are exercisable at exercise prices ranging from $0 to $230 per share. These warrants were issued in 1999 and 2000 and have terms of ten years. The warrants were valued at the merger date at approximately $0.8 million using the Black Scholes method of valuation and were recorded as stock purchase warrants in the accompanying balance sheets.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2006, 2007 and 2008

8. Stock option and award plan:

Incentive Award Plan

        The compensation committee of the board of directors adopted and the stockholders approved, the Company's 2004 Incentive Award Plan, as amended (the "Award Plan"). Stock options granted under the Award Plan generally vest over a four-year period and have a term of ten years. Grants of shares of restricted stock granted under the Award Plan vest over periods ranging from immediate vesting to over a four-year period. Awards with graded vesting terms are recognized on a straight line basis. Certain option and share grants provide for accelerated vesting if there is a change in control, as defined. For grants of restricted stock, when an employee terminates prior to full vesting the employee retains their vested shares and the employees' unvested shares are returned to the plan. For grants of options for common stock, when an employee terminates prior to full vesting the employee may elect to exercise their vested options for a period of ninety days and any unvested options are returned to the plan. Compensation expense for all awards is recognized ratably over the service period. Shares issued to satisfy awards are provided from the Company's authorized shares. As of December 31, 2008, of the 5.8 million authorized shares under the Award Plan there were a total of 233,000 shares available for grant.

        The weighted-average per share grant date fair value of options for common stock was $6.16 in 2006, $12.27 in 2007 and $7.20 in 2008. The following assumptions were used for determining the fair value of options granted in the three years ended December 31, 2008:

Black-Scholes Assumptions	Year Ended December 31, 2006	Year Ended December 31, 2007	Year Ended December 31, 2008
Dividend yield	0.0%	0.0%	0.0%
Expected volatility—average	58.2%	55.1%	62.1%
Risk-free interest rate—average	4.8%	4.5%	2.9%
Expected life of the option term (in years)	5.0	5.9	5.3

        Stock option activity under the Company's Award Plan during the period from December 31, 2007 to December 31, 2008, was as follows:

	Number of Options	Weighted- average exercise price
Outstanding at December 31, 2007	1,120,854	$5.75
Granted	123,470	$13.11
Cancelled	(86,139)	$20.18
Exercised—intrinsic value $0.8 million; cash received $0.1 million	(63,931)	$2.30

Outstanding at December 31, 2008—$4.1 million intrinsic value and 6.5 years weighted-average remaining contractual term	1,094,254	$5.65

Exercisable at December 31, 2008—$4.0 million intrinsic value and 5.9 years weighted-average remaining contractual term	873,890	$3.30

Expected to vest—$4.0 million intrinsic value and 6.1 years weighted-average remaining contractual term	938,088	$4.09

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2006, 2007 and 2008

8. Stock option and award plan: (Continued)

        For the years ended December 31, 2006, 2007 and 2008, the Company's employees exercised options for approximately 104,000, 213,000 and 64,000 common shares, respectively. Stock options outstanding and exercisable under the Award Plan by price range at December 31, 2008 were as follows:

Range of Exercise Prices	Number Outstanding 12/31/2008	Weighted Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Exercisable As of 12/31/2008	Weighted- Average Exercise Price
$0.00 to $0.00 (granted below market value)	580,342	5.69	$0.00	580,342	$0.00
$4.36 to $6.00	237,472	6.14	$5.33	194,615	$5.47
$6.20 to $25.46	265,228	8.21	$17.29	94,143	$17.82
$25.65 to $33.56	11,212	7.51	$29.41	4,790	$29.69

$0.00 to $33.56	1,094,254	6.42	$5.65	873,890	$3.30

        Compensation expense related to stock options and restricted stock was approximately $10.5 million, $10.4 million and $17.9 million for the years ended December 31, 2006, December 31, 2007 and December 31, 2008, respectively. As of December 31, 2008 there was approximately $19.4 million of total unrecognized compensation cost related to non-vested equity-based compensation awards. That cost is expected to be recognized over a weighted average period of approximately twenty-eight months.

        A summary of the Company's non-vested restricted stock awards as of December 31, 2008 and the changes during the year ended December 31, 2008 is as follows:

Non-vested awards	Shares	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2007	1,202,019	$22.64
Granted	715,610	$22.59
Vested	(242,298)	$13.36
Forfeited	(17,594)	$25.46

Non-vested at December 31, 2008	1,657,737	$23.99

        The weighted average per share grant date fair value of restricted stock granted to employees was $18.63 in 2006 (382,500 shares), $25.08 in 2007 (1,033,404 shares) and $22.59 in 2008 (715,610 shares). The fair value was determined using the quoted market price of the Company's common stock on the date of grant. The fair value of shares of restricted stock vested in the years ending December 31, 2006, 2007 and 2008 was approximately $4.1 million, $4.3 million, and $3.6 million respectively.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2006, 2007 and 2008

9. Related party transactions:

Office lease and equipment purchases

        The Company's headquarters is located in an office building owned by a partnership (6715 Kenilworth Avenue Partnership). The two owners of the partnership are the Company's Chief Executive Officer, who has a 51% interest in the partnership and his wife, who has a 49% interest in the partnership. The Company paid $0.4 million in 2006, $0.6 million in 2007 and $0.6 million in 2008 in rent and related costs (including taxes and utilities) to this partnership under a lease that expires in August 2012. The dollar value of the Company's Chief Executive Officer's interest in the lease payments in 2008 was $0.3 million. The dollar value of his wife's interest in the lease payment in 2008 was $0.3 million. If the Company's Chief Executive Officer's interest is combined with that of his wife then the total dollar value of his interest in the lease payments in 2008 was $0.6 million.

        In 2007 and 2008, the Company purchased approximately $0.2 million and $0.1 million of equipment from an equipment vendor. One of the Company's directors is also a director of the equipment vendor.

10. Geographic information:

        Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has one operating segment. Below are the Company's net revenues and long lived assets by geographic region (in thousands):

	Years Ended December 31,
	2006	2007	2008
Service Revenue, net
North America	$117,475	$144,696	$167,316
Europe	31,596	40,967	48,173

Total	$149,071	$185,663	$215,489

	December 31, 2007	December 31, 2008
Long lived assets, net
North America	$198,621	$197,640
Europe	46,964	46,473

Total	$245,585	$244,113

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2006, 2007 and 2008

11. Quarterly financial information (unaudited):

	Three months ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
	(in thousands, except share and per share amounts)
Service revenue, net	$43,621	$45,108	$46,969	$49,965
Network operations, including equity-based compensation expense	21,064	21,502	22,771	22,460
Operating loss	(7,482)	(7,743)	(7,941)	(6,753)
Gains—asset sales and lease obligations	13	—	2,110	82
Net loss	(9,404)	(9,192)	(5,423)	(7,006)
Net loss per common share—basic and diluted	(0.19)	(0.19)	(0.12)	(0.15)
Weighted-average number of shares outstanding—basic and diluted	48,655,385	48,378,853	47,073,070	46,885,843

	Three months ended
	March 31, 2008(1)	June 30, 2008	September 30, 2008	December 31, 2008
	(in thousands, except share and per share amounts)
Service revenue, net	$52,110	$53,859	$54,594	$54,926
Network operations, including equity-based compensation expense	22,043	23,035	24,139	23,838
Operating loss	(8,711)	(3,535)	(5,385)	(4,581)
Gains—asset sales, lease obligations and purchases of convertible notes	16	126	9,769	47,835
Net (loss) income	(9,540)	(5,553)	2,073	39,799
Net (loss) income available to common for diluted earnings per share	(9,540)	(5,553)	2,073	40,169
Net (loss) income per common share—basic	(0.21)	(0.12)	0.05	0.93
Net (loss) income per common share—diluted	(0.21)	(0.12)	0.05	0.88
Weighted-average number of shares outstanding—basic	46,265,575	45,397,919	43,593,205	42,799,786
Weighted-average number of shares outstanding—diluted	46,265,575	45,397,919	44,276,989	45,823,578

(1)
See Note 2 for discussion of the correction of certain immaterial errors relating to prior periods recorded during the three month period ended March 31, 2008.

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

        We have assessed our internal control system in relation to criteria for effective internal control over financial reporting described in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based upon these criteria, we believe that, as of December 31, 2008, our system of internal control over financial reporting was effective.

        The independent registered public accounting firm, Ernst & Young LLP, has audited our 2008 financial statements. Ernst & Young LLP was given unrestricted access to all financial records and related data, including minutes of all meetings of stockholders, the Board of Directors and committees of the Board. Ernst & Young LLP has issued an unqualified report on our 2008 financial statements as a result of the audit and also has issued an unqualified report on our internal control over financial reporting which is attached hereto.

Cogent Communications Group, Inc.
March 2, 2009
By:	/s/ DAVID SCHAEFFER David Schaeffer Chief Executive Officer
/s/ THADDEUS WEED Thaddeus Weed Chief Financial Officer

Report of Independent Registered Public Accounting Firm
On Internal Control over Financial Reporting

The Board of Directors and Stockholders of Cogent Communications Group, Inc.

        We have audited Cogent Communications Group, Inc.'s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cogent Communications Group, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Cogent Communications Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cogent Communications Group, Inc. and subsidiaries as of December 31, 2007 and 2008, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2008 of Cogent Communications Group, Inc. and subsidiaries and our report dated March 2, 2009 expressed an unqualified opinion thereon.

                      /s/ Ernst & Young LLP

McLean, VA
March 2, 2009

ITEM 9B.    OTHER INFORMATION

        Not applicable.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this Item 10 is incorporated in this report by reference to the information set forth under the captions entitled "Election of Directors," "The Board of Directors and Committees," and "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2009 Proxy Statement for the 2009 Annual Meeting of Stockholders, which is expected to be filed with the Commission within 120 days after the close of our fiscal year.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this Item 11 is incorporated in this report by reference to the information set forth under the captions entitled "The Board of Directors and Committees," "Executive Compensation", "Employment Agreements", "Compensation Committee Report on Executive Compensation," and "Compensation Committee Interlocks and Insider Participation" in the 2009 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this Item 12 is incorporated in this report by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 2009 Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item 13 is incorporated in this report by reference to the information set forth under the caption "Certain Transactions" in the 2009 Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this Item 14 is incorporated in this report by reference to the information set forth under the caption "Relationship With Independent Public Accountants" in the 2009 Proxy Statement.

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
Exhibits

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

10.2	Fiber Optic Network Leased Fiber Agreement, dated February 7, 2000, by and between Cogent Communications, Inc. and Metromedia Fiber Network Services, Inc., as amended July 19, 2001 (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-4, Commission File No. 333-71684, filed on October 16, 2001)*
10.3
Dark Fiber IRU Agreement, dated April 14, 2000, between WilTel Communications, Inc. and Cogent Communications, Inc., as amended June 27, 2000, December 11, 2000, January 26, 2001, and February 21, 2001 (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-4, Commission File No. 333-71684, filed on October 16, 2001)*
10.4
David Schaeffer Employment Agreement with Cogent Communications Group, Inc., dated February 7, 2000 (incorporated by reference to Exhibit 10.6 to our Registration Statement on Form S-4, Commission File No. 333-71684, filed on October 16, 2001)
10.5
Form of Restricted Stock Agreement relating to Series H Participating Convertible Preferred Stock (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-8, Commission File No. 333-108702, filed on September 11, 2003)
10.6
Lease for Headquarters Space by and between 6715 Kenilworth Avenue Partnership and Cogent Communications Group, Inc., dated September 1, 2000 (incorporated by reference to Exhibit 10.10 to our Registration Statement on Form S-4, Commission File No. 333-71684, filed on October 16, 2001)
10.7
Renewal of Lease for Headquarters Space, by and between 6715 Kenilworth Avenue Partnership and Cogent Communications Group, Inc., dated August 5, 2003 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed on November 14, 2003)
10.8
The Amended and Restated Cogent Communications Group, Inc. 2000 Equity Plan (incorporated by reference to Exhibit 10.12 to our Registration Statement on Form S-4, Commission File No. 333-71684, filed on October 16, 2001)
10.9
2003 Incentive Award Plan of Cogent Communications Group, Inc. (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-8, Commission File No. 333-108702, filed on September 11, 2003)
10.10
2004 Incentive Award Plan of Cogent Communications Group, Inc. (as amended and restated through June 20, 2007) (incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K, filed on February 27, 2008)
10.11
Dark Fiber Lease Agreement dated November 21, 2001, by and between Cogent Communications, Inc. and Qwest Communications Corporation (incorporated by reference to Exhibit 10.13 to our Registration Statement on Form S-4, as amended by a Form S-4/A (Amendment No. 2), Commission File No. 333-71684, filed on December 7, 2001)
10.12
Robert N. Beury, Jr. Employment Agreement with Cogent Communications Group, Inc., dated June 15, 2000 (incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K, filed on March 31, 2003)
10.13
Mark Schleifer Employment Agreement with Cogent Communications Group, Inc., dated September 18, 2000 (incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-K, filed on March 31, 2003)
10.14
R. Reed Harrison Employment Agreement with Cogent Communications Group, Inc., dated July 1, 2004 (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q, filed on August 16, 2004)

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
10.18
Extension of Lease for Headquarters Space to August 31, 2006, by and between 6715 Kenilworth Avenue Partnership and Cogent Communications Group, Inc., dated July 21, 2005 (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-K, filed on August 15, 2005, and incorporated herein by reference)
10.19
Option for extension of Lease for Headquarters Space to August 31, 2007, by and between 6715 Kenilworth Avenue Partnership and Cogent Communications Group, Inc., dated July 21, 2005 (previously filed as Exhibit 10.2 to our Quarterly Report on Form 10-K, filed on August 15, 2005, and incorporated herein by reference)
10.20
Extension of Lease for headquarters space to August 31, 2010, by and between 6715 Kenilworth Avenue Partnership and Cogent Communications Group, Inc., dated June 20, 2006 (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed on August 8, 2006, and incorporated herein by reference)
10.21
Jeffery S. Karnes Employment Agreement with Cogent Communications Group, Inc., dated May 17, 2004 (previously filed as Exhibit 10.25 to our Annual Report on Form 10-K, filed on March 14, 2007, and incorporated herein by reference)
10.22
David Schaeffer Amendment No. 2 to Employment Agreement with Cogent Communications Group, Inc., dated as of March 12, 2007 (previously filed as Exhibit 10.26 to our Annual Report on Form 10-K, filed on March 14, 2007, and incorporated herein by reference)
10.23
Robert N. Beury, Jr. Employment Agreement with Cogent Communications Group, Inc., dated as of March 12, 2007 (previously filed as Exhibit 10.27 to our Annual Report on Form 10-K, filed on March 14, 2007, and incorporated herein by reference)
10.24
Thaddeus G. Weed Employment Agreements, dated September 25, 2003 through October 26, 2006 (previously filed as Exhibit 10.28 to our Annual Report on Form 10-K, filed on March 14, 2007, and incorporated herein by reference)
10.25
Amendment No. 3 to Employment Agreement of Dave Schaeffer, dated as of August 7, 2007 (previously filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed on August 8, 2007, and incorporated herein by reference)
10.26
Form of Restricted Stock Agreement made to Vice Presidents and certain other employees on January 1, 2008) (incorporated by reference to Exhibit 10.26 to our Annual Report on Form 10-K, filed on February 27, 2008)
10.27	Form of Restricted Stock Agreement made to Mr. Schaeffer on January 1, 2008) (incorporated by reference to Exhibit 10.27 to our Annual Report on Form 10-K, filed on February 27, 2008)

10.28	Extension of Lease for headquarters space to August 31, 2012 and addition of 3rd floor office space, by and between 6715 Kenilworth Avenue Partnership and Cogent Communications Group, Inc., dated as of August 7, 2008 (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed on August 8, 2008, and incorporated herein by reference)
21.1	Subsidiaries (filed herewith)
23.1	Consent of Ernst & Young LLP (filed herewith)
31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer (filed herewith)
32.2	Certification of Chief Financial Officer (filed herewith)

*
Confidential treatment requested and obtained as to certain portions. Portions have been omitted pursuant to this request where indicated by an asterisk.

Schedule II

COGENT COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses(a)	Deductions	Balance at End of Period
Allowance for doubtful accounts (deducted from accounts receivable)
Year ended December 31, 2006	$1,437	$3,410	$3,614	$1,233
Year ended December 31, 2007	$1,233	$2,705	$2,779	$1,159
Year ended December 31, 2008	$1,159	$5,677	$4,922	$1,914
Allowance for Unfulfilled Customer Purchase Obligations (deducted from accounts receivable)
Year ended December 31, 2006	$405	$1,585	$1,406	$584
Year ended December 31, 2007	$584	$2,134	$1,611	$1,107
Year ended December 31, 2008	$1,107	$24,481	$24,257	$1,331
Lease restructuring accrual
Year ended December 31, 2006	$1,552	$114	$1,273	$393
Year ended December 31, 2007	$393	$7	$400	$—

(a)
Bad debt expense, net of recoveries, was approximately $2.6 million for the year ended December 31, 2006, $2.0 million for the year ended December 31, 2007 and $4.6 million for the year ended December 31, 2008.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COGENT COMMUNICATIONS GROUP, INC.
Dated: March 2, 2009	By:	/s/ DAVID SCHAEFFER
		Name:	David Schaeffer
		Title:	Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID SCHAEFFER David Schaeffer	Chairman and Chief Executive Officer (Principal Executive Officer)	March 2, 2009
/s/ THADDEUS G. WEED Thaddeus G. Weed	Chief Financial Officer (Principal Financial and Accounting Officer)	March 2, 2009
/s/ EREL MARGALIT Erel Margalit	Director	March 2, 2009
/s/ TIMOTHY WEINGARTEN Timothy Weingarten	Director	March 2, 2009
/s/ STEVEN BROOKS Steven Brooks	Director	March 2, 2009
/s/ RICHARD T. LIEBHABER Richard T. Liebhaber	Director	March 2, 2009
/s/ DAVID BLAKE BATH David Blake Bath	Director	March 2, 2009
/s/ LEWIS H. FERGUSON III Lewis H. Ferguson III	Director	March 2, 2009