Form 10-Q
period 2009-03-31
COGENT COMMUNICATIONS GROUP INC
filed 2009-05-08
CIK 1158324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Common Stock, $.001 par value 44,312,425 Shares Outstanding as of April 30, 2009

INDEX

PART I FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets of Cogent Communications Group, Inc., and Subsidiaries as of December 31, 2008 and March 31, 2009 (Unaudited)
Condensed Consolidated Statements of Operations of Cogent Communications Group, Inc., and Subsidiaries for the Three Months Ended March 31, 2008 and March 31, 2009 (Unaudited)
Condensed Consolidated Statements of Cash Flows of Cogent Communications Group, Inc., and Subsidiaries for the Three months Ended March 31, 2008 and March 31, 2009 (Unaudited)
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
SIGNATURES
CERTIFICATIONS

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2008 AND MARCH 31, 2009
(IN THOUSANDS, EXCEPT SHARE DATA)

	December 31, 2008	March 31, 2009
	(Adjusted)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$71,291	$67,177
Short term investments - restricted	62	—
Accounts receivable, net of allowance for doubtful accounts of $1,914 and $1,930 respectively	22,174	21,391
Prepaid expenses and other current assets	6,389	8,156
Total current assets	99,916	96,724
Property and equipment, net	243,939	246,409
Deposits and other assets - $1,091 and $1,043 restricted, respectively	3,938	3,702
Total assets	$347,793	$346,835

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12,795	$11,691
Accrued liabilities	14,756	18,507
Current maturities, capital lease obligations	5,940	10,444
Total current liabilities	33,491	40,642
Capital lease obligations, net of current maturities	98,253	95,552
Convertible senior notes, net of discount of $30,253 and $29,153, respectively	61,725	62,825
Other long term liabilities	3,374	3,316
Total liabilities	196,843	202,335
Commitments and contingencies:
Stockholders’ equity:
Common stock, $0.001 par value; 75,000,000 shares authorized; 44,318,949 and 44,312,425 shares issued and outstanding, respectively	44	44
Additional paid-in capital	465,114	468,922
Stock purchase warrants	764	283
Accumulated other comprehensive income (loss)—foreign currency translation adjustment	572	(1,045)
Accumulated deficit	(315,544)	(323,704)
Total stockholders’ equity	150,950	144,500
Total liabilities and stockholders’ equity	$347,793	$346,835

The accompanying notes are an integral part of these condensed consolidated balance sheets.

The condensed consolidated balance sheet as of December 31, 2008 has been restated for the retrospective application of FSP APB 14-1.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND MARCH 31, 2009
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2009
	(Unaudited & adjusted)	(Unaudited)
Service revenue	$52,110	$55,076
Operating expenses:
Network operations (including $85 and $76 of equity-based compensation expense, respectively, exclusive of amounts shown separately)	22,043	24,194
Selling, general, and administrative (including $5,340 and $3,738 of equity-based compensation expense, respectively, and $1,159 and $1,021 of bad debt expense, net of recoveries, respectively)	20,890	20,806
Asset impairment	1,592	—
Depreciation and amortization	16,296	14,576
Total operating expenses	60,821	59,576
Operating loss	(8,711)	(4,500)
Interest income and other, net	1,480	248
Interest expense	(4,342)	(3,745)
Loss before income taxes	(11,573)	(7,997)
Income tax provision	—	(163)
Net loss	$(11,573)	$(8,160)

Net loss per common share:
Basic and diluted net loss per common share	$(0.25)	$(0.19)

Weighted-average common shares—basic and diluted	46,265,575	42,758,372

The accompanying notes are an integral part of these condensed consolidated statements of operations.

The condensed consolidated statement of operations for the three months ended March 31, 2008 has been restated for the retrospective application of FSP ABP 14-1.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND MARCH 31, 2009
(IN THOUSANDS)

	Three months Ended March 31, 2008	Three months Ended March 31, 2009
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net cash provided by operating activities	$11,492	$12,816
Cash flows from investing activities:
Purchases of property and equipment	(9,778)	(11,746)
Maturities of short term investments	—	62
Proceeds from dispositions of assets	22	—
Net cash used in investing activities	(9,756)	(11,684)
Cash flows from financing activities:
Purchases of common stock	(18,054)	(730)
Proceeds from exercises of stock options	53	8
Repayments of capital lease obligations	(6,396)	(3,925)
Net cash used in financing activities	(24,397)	(4,647)
Effect of exchange rate changes on cash	245	(599)
Net decrease in cash and cash equivalents	(22,416)	(4,114)
Cash and cash equivalents, beginning of period	177,021	71,291
Cash and cash equivalents, end of period	$154,605	$67,177

The accompanying notes are an integral part of these condensed consolidated statements of cash flows.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008 and 2009
(unaudited)

1.             Description of the business and recent developments:

Description of business

Cogent Communications Group, Inc. (the “Company”) is a Delaware corporation and is headquartered in Washington, DC. The Company is a facilities-based provider of low-cost, high-speed Internet access and Internet Protocol (“IP”) communications services. The Company’s network is specifically designed and optimized to transmit data using IP. The Company delivers its services to small and medium-sized businesses, communications service providers and other bandwidth-intensive organizations through approximately 18,200 customer connections in North America and Europe.

The Company offers on-net Internet access services exclusively through its own facilities, which run all the way to its customers’ premises. Because of its integrated network architecture, the Company is not dependent on local telephone companies to serve its on-net customers. The Company provides on-net Internet access to its net centric customers which include certain bandwidth-intensive users such as universities, other Internet service providers, telephone companies, cable television companies and commercial content providers at speeds up to 10 Gigabits per second. These customers generally receive service in colocation facilities and the Company’s data centers. The Company also offers Internet access services to its corporate customers in multi-tenant office buildings typically serving law firms, financial services firms, advertising and marketing firms and other professional services businesses. The Company operates data centers throughout North America and Europe that allow customers to collocate their equipment and access the Company’s network.

In addition to providing on-net services, the Company also provides Internet connectivity to customers that are not located in buildings directly connected to its network. The Company serves these off-net corporate customers using other carriers’ facilities to provide the “last mile” portion of the link from its customers’ premises to the Company’s network. The Company also provides certain non-core services that resulted from acquisitions. The Company continues to support but does not actively sell these non-core services.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited condensed consolidated financial statements reflect all normal recurring adjustments that the Company considers necessary for the fair presentation of its results of operations and cash flows for the interim periods covered, and of the financial position of the Company at the date of the interim condensed consolidated balance sheet. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. While the Company believes that the disclosures are adequate to not make the information misleading, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in its 2008 annual report on Form 10-K.

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

Foreign currency translation adjustment and comprehensive loss

Statement of Financial Accounting Standard (“SFAS”) No. 130, “Reporting of Comprehensive Income” requires “comprehensive income” and the components of “other comprehensive income” to be reported in the financial statements and/or notes thereto. The Company’s only component of “other comprehensive income” is the currency translation adjustment for all periods presented.

	Three months ended March 31, 2008	Three months ended March 31, 2009
Net loss	$(11,573)	$(8,160)
Foreign currency translation	1,430	(1,617)
Comprehensive loss	$(10,143)	$(9,777)

Financial instruments

The Company was party to letters of credit totaling approximately $0.9 million and $0.8 million at December 31, 2008 and March 31, 2009, respectively. These letters of credit are secured by certificates of deposit and money market funds of approximately $1.2 million at December 31, 2008 and $1.0 million at March 31, 2009 that are restricted and included in short-term investments or deposits and other assets in the accompanying balance sheets. The Company records its cash equivalents (money market funds) at fair value based upon quoted market prices (Level 1 under SFAS No. 157, “Fair Value Measurements”).

Based upon the quoted market price at March 31, 2009, the fair value of the Company’s $92.0 million convertible senior notes was approximately $53.2 million.

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

Shares of restricted stock are included in the computation of basic EPS as they vest and are included in diluted EPS, to the extent they are dilutive, determined using the treasury stock method. As of March 31, 2008 and March 31, 2009, 1.8 million and 1.6 million unvested shares of restricted common stock, respectively, are not included in the computation of diluted (loss) income per share, as the effect would be anti-dilutive.

Using the “if-converted” method, the shares issuable upon conversion of the Company’s 1.00% Convertible Senior Notes (the “Notes”) were anti-dilutive for the three months ended March 31, 2008 and 2009. Accordingly, the impact has been excluded from the computation of diluted income or (loss) per share. The Notes are convertible into shares of the Company’s common stock at an initial conversion price of $49.18 per share, yielding 1.9 million shares at December 31, 2008 and March 31, 2009, subject to certain adjustments set forth in the indenture.

The Company computes the dilutive effect of outstanding options using the treasury stock method. For the three months ended March 31, 2008 and 2009, options to purchase 1.1 million and 1.0 million shares of common stock, respectively, at weighted-average exercise prices of $5.69 and $6.08 per share, respectively, are not included in the computation of diluted (loss) per share as the effect would be anti-dilutive.  For the three months ended March 31, 2008 and 2009, the Company’s employees exercised options for approximately 27,000 and 101,800 common shares, respectively.

Recent accounting pronouncements

On January 1, 2009, the Company adopted the Financial Accounting Standards Board’s (“FASB”) Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”), which clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion.  FSP APB 14-1 requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate when interest cost is recognized.  FSP APB 14-1 requires bifurcation of a component of the debt, classification of that component in equity and the amortization of the resulting discount on the debt to be recognized as part of interest expense in the Company’s consolidated statements of operations.

Once adopted, FSP APB 14-1 requires retrospective application for all periods presented for instruments that were outstanding during any of the periods presented in the consolidated financial statements.  The adoption of FSP APB 14-1 affected the accounting for the Company’s 1.00% Convertible Senior Notes (the “Notes”).  The retrospective application of this pronouncement affects the period from June 2007 (when the Notes were issued) through December 31, 2008.

The following table sets forth the effect of the retrospective application of FSP APB 14-1 on certain previously reported line items (in thousands, except per share data):

Consolidated Statements of Operations:

	Three Months ended March 31, 2008
	Originally Reported	As Adjusted

Interest expense	$(2,309)	$(4,342)
Net loss	(9,540)	(11,573)

Basic and Diluted Loss per Share	$(0.21)	$(0.25)

Consolidated Balance Sheet:

	December 31, 2008
	Originally Reported	As Adjusted

Deposits and other assets	$3,986	$3,938
Convertible senior notes	90,367	61,725
Additional paid-in capital	390,181	465,114
Accumulated deficit	(269,205)	(315,544)
Total stockholders’ equity	122,356	150,950

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

In June 2008, the FASB issued EITF No. 07-5, “Determining whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative, as defined. If an instrument, or an embedded feature, is not considered indexed to the issuer’s stock under EITF 07-5, that instrument is not eligible for equity classification and would be classified as an asset or liability and remeasured at fair value through earnings. We adopted EITF 07-5 on January 1, 2009. The adoption of EITF 07-5 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1,”Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1”).  FSP FAS 107-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” (“SFAS 107”) to require disclosures about fair value of financial instruments in interim reporting periods.  Such disclosures were previously required only in annual financial statements.  FSP FAS 107-1 is effective for the Company’s quarter ending June 30, 2009. The adoption will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

2.             Property and equipment:

Depreciation and amortization expense related to property and equipment and capital leases was $16.3 million and $14.6 million for the three months ended March 31, 2008 and 2009, respectively.

Capitalized network construction labor and related costs

The Company capitalized salaries and related benefits of employees working directly on the construction and build-out of its network of $1.1 million for the three months ended March 31, 2008 and 2009, respectively.

3.            Long -term debt:

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

The Notes are convertible into shares of the Company’s common stock at an initial conversion price of $49.18 per share, or 20.3355 shares for each $1,000 principal amount of Notes, subject to adjustment for certain events as set forth in the indenture. Upon conversion of the Notes, the Company has the right to deliver shares of the Company’s common stock, cash or a combination of cash and shares of the Company’s common stock. The Notes are convertible (i) during any fiscal quarter after the fiscal quarter ending September 30, 2007, if the closing sale price of the Company’s common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter exceeds 130% of the conversion price in effect on the last trading day of the immediately preceding fiscal quarter, or (ii) specified corporate transactions occur, or (iii) the trading price of the Notes falls below a certain threshold, or (iv) if the Company calls the Notes for redemption, or (v) on or after April 15, 2027, until maturity. In addition, following specified corporate transactions, the Company will increase the conversion rate for holders who elect to convert Notes in connection with such corporate transactions, provided that in no event may the shares issued upon conversion, as a result of adjustment or otherwise, result in the issuance of more than 35.5872 common shares per $1,000 principal amount. The Notes include an “Irrevocable Election of Settlement” whereby the Company may choose, in its sole discretion, and without the consent of the holders of the Notes, to waive the Company’s right to settle the conversion feature in either cash or stock or in any combination.

FSP APB 14-1

As a result of the adoption of FSP APB 14-1, the Company was required to separately account for the debt and equity components of its Notes in a manner that reflects its nonconvertible debt (unsecured debt) borrowing rate when interest expense is recognized.  The debt and equity components for the Notes were as follows (in thousands):

	December 31,	March 31,
	2008	2009

Principal amount of convertible senior notes	$91,978	$91,978
Unamortized discount	30,253	29,153
Net carrying amount	61,725	62,825
Additional paid-in capital	74,933	74,933

At March 31, 2009, the unamortized discount had a remaining recognition period of approximately 5 years.  The additional interest expense recorded from the increase in the debt discount during the three months ended March 31, 2008 was approximately $1.0 million, or $0.02 per basic and diluted common share.  The amount of interest expense recognized and effective interest rate for the three months ended March 31 were as follows (in thousands):

	2008	2009

Contractual coupon interest	$500	$230
Amortization of discount and costs on Notes	2,203	1,103
Interest expense	$2,703	$1,333

Effective interest rate	8.7%	8.7%

Purchases of Notes

In September, October and December 2008, the Company purchased an aggregate of $108.0 million of face value of the Notes for $48.6 million in cash in a series of transactions. These transactions resulted in a restated gain, after the impact of the adoption of FSP APB 14-1, of $23.1 million for the year ended December 31, 2008. The originally recorded gain was $57.6 million for the year ended December 31, 2008.

4.             Share Buyback Program:

In August 2007, the Company’s board of directors approved a $50.0 million common stock buyback program (the “Buyback Program”). In June 2008, the Company’s board of directors approved an additional $50.0 million of purchases of the Company’s common stock under the Buyback Program to occur prior to December 31, 2009. In the three months ended March 31, 2008 and 2009, the Company purchased approximately 1.0 million and 0.1 million shares of its common stock, respectively, for approximately $18.1 million and $0.7 million, respectively, under the Buyback Program. These common shares were subsequently retired.  As of March 31, 2009, there was approximately $30.1 million remaining under the Buyback Program.

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

Allied Riser warrants

In connection with the February 2002 merger with Allied Riser, the Company assumed warrants issued by Allied Riser that could convert into approximately 5,200 shares of the Company’s common stock. All warrants are exercisable at fixed exercise prices ranging from $0 to $230 per share. These warrants were issued in 1999 through 2001 and have terms of ten years. The warrants were valued at the merger date at approximately $0.8 million using the Black Scholes method of valuation and were recorded as stock purchase warrants in the accompanying balance sheets.  During the three months ended March 31, 2009, warrants with a carrying amount of approximately $0.5 million expired resulting in a reduction to warrants and a corresponding increase to additional paid in capital of $0.5 million.

Purchase agreement

In March 2009, the Company entered into an equipment purchase agreement with a vendor.  Under the agreement, the Company is required to purchase certain quantities of equipment totaling approximately $27 million through 2011.

6.             Related party transactions:

Office lease

The Company’s headquarters is located in an office building owned by a partnership (6715 Kenilworth Avenue Partnership). The two owners of the partnership are the Company’s Chief Executive Officer, who has a 51% interest in the partnership and his wife, Ruth Schaeffer, who has a 49% interest in the partnership. The Company paid $0.2 million for the three months ended March 31, 2008 and 2009 in rent and related costs (including taxes and utilities) to this partnership under a lease that expires in August 2012. The dollar value of the Company’s Chief Executive Officer’s interest in the lease payments for the three months ended March 31, 2008 and 2009 was $0.1 million. The dollar value of his wife’s interest in the lease payment for the three months ended March 31, 2008 and 2009 was $0.1 million. If the Company’s Chief Executive Officer’s interest is combined with that of his wife then the total dollar value of his interest in the lease payments for the three months ended March 31, 2008 and 2009 was $0.2 million.

7.             Segment information:

The Company operates as one operating segment. Below are the Company’s service revenue and long lived assets by geographic region (in thousands):

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2009
Service revenue
North America	$40,045	$42,966
Europe	12,065	12,110
Total	$52,110	$55,076

	December 31, 2008	March 31, 2009
Long lived assets, net
North America	$197,640	$204,802
Europe	46,473	41,758
Total	$244,113	$246,560

ITEM 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis together with our consolidated condensed financial statements and related notes included in this report. The discussion in this report contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this report should be read as applying to all related forward-looking statements wherever they appear in this report. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to these differences include those discussed in Item 1A “Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2008.

General Overview

        We are a leading facilities-based provider of low-cost, high-speed Internet access and IP communications services. Our network is specifically designed and optimized to transmit data using IP. IP networks are significantly less expensive to operate and are able to achieve higher performance levels than the traditional circuit-switched networks used by many of our competitors when providing Internet access services, thus, we believe, giving us cost and performance advantages. We deliver our services to small and medium-sized businesses, communications service providers and other bandwidth-intensive organizations through approximately 18,200 customer connections in North America and Europe. Our primary on-net service is Internet access at a speed of 100 Megabits per second or greater, much faster than typical Internet access currently offered to businesses. We offer this on-net service exclusively through our own facilities, which run all the way to our customers’ premises.

We provide on-net Internet access to our net centric customers which include certain bandwidth-intensive users such as universities, other Internet service providers, telephone companies, cable television companies and commercial content providers at speeds up to 10 Gigabits per second. These customers generally receive service in colocation facilities and in our data centers. We also offer Internet access services to our corporate customers in multi-tenant office buildings typically serving law firms, financial services firms, advertising and marketing firms and other professional services businesses.

        Our network is comprised of in-building riser facilities, metropolitan optical fiber networks, metropolitan traffic aggregation points and inter-city transport facilities. The network is physically connected entirely through our facilities to 1,355 buildings in which we provide our on-net services, including 968 multi-tenant office buildings. We also provide on-net services in carrier-neutral colocation facilities, Cogent controlled data centers and single-tenant office buildings. Because of our integrated network architecture, we are not dependent on local telephone companies to serve our on-net customers. We emphasize the sale of on-net services because we believe we have a competitive advantage in providing these services and our sales of these services generate higher gross profit margins than our off-net and non-core services.

        We also provide Internet connectivity to customers that are not located in buildings directly connected to our network. We serve these off-net corporate customers using other carriers’ facilities to provide the last mile portion of the link from our customers’ premises to our network. We also provide certain non-core services which are legacy services which we acquired and continue to support but do not actively sell.

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

        Our on-net service consists of high-speed Internet access and IP connectivity ranging from 0.5 Megabits per second to 10 Gigabits per second of bandwidth. We offer our on-net services to customers located in buildings that are physically connected to our network. Off-net services are sold to businesses that are connected to our network primarily by means of “last mile” access service lines obtained from other carriers, primarily in the form of point-to-point TDM, POS, SDH and/or Carrier Ethernet circuits. Our non-core services, which consist primarily of legacy services of companies whose assets or businesses we have acquired, include managed modem services and voice services

(only provided in Toronto, Canada).  We do not actively market these non-core services and expect the service revenue associated with them to continue to decline.

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

        Historically, our operating expenses have exceeded our service revenue resulting in operating losses of $29.9 million, $22.2 million and $4.5 million in the years ended 2007, 2008 and the three months ended March 31, 2009, respectively. In each of these periods, our operating expenses consisted primarily of the following:

•               Network operations expenses, which consist primarily of the cost of leased circuits, sites and facilities, telecommunications license agreements, maintenance expenses, and salaries of, and expenses related to, employees who are directly involved with maintenance and operation of our network.

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

Results of Operations

        Our management reviews and analyzes several key performance indicators in order to manage our business and assess the quality of and potential variability of our service revenues and cash flows. These key performance indicators include:

•     service revenues, which are an indicator of our overall business growth and the success of our sales and marketing efforts;

•     growth in our on-net customer base and revenues, which is an indicator of the success of our primarily on-net focused sales efforts;

•     growth in our on-net buildings; and

•     cash flows.

Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2009

The following summary table presents a comparison of our results of operations for the three months ended March 31, 2008 and 2009 with respect to certain key financial measures. The comparisons illustrated in the table are discussed in greater detail below.

	Three months ended March 31,		Percent
	2008	2009	Change
	(in thousands)
Service revenue	$52,110	$55,076	5.7%
On-net revenue	42,811	44,293	3.5%
Off-net revenue	7,994	9,867	23.4%
Non-core revenue	1,305	916	(29.8)%
Network operations expenses (1)	21,958	24,118	9.8%
Selling, general, and administrative expenses (2)	15,550	17,068	9.8%
Equity-based compensation expense	5,425	3,814	(29.7)%
Asset impairment	1,592	—	(100.0)%
Depreciation and amortization expenses	16,296	14,576	(10.6)%

(1)  Excludes equity-based compensation expenses of $85 and $76 in the three months ended March 31, 2008 and 2009, respectively, which, if included would have resulted in a period-to-period change of 9.8%.

(2)  Excludes equity-based compensation expenses of $5,340 and $3,738 the three months ended March 31, 2008 and 2009, respectively, which, if included would have resulted in a period-to-period change of (0.4)%.

Service Revenue. Our service revenue increased 5.7% from $52.1 million for the three months ended March 31, 2008 to $55.1 million for the three months ended March 31, 2009. The impact of exchange rates resulted in a reduction of revenues for the three months ended March 31, 2009 of approximately $2.6 million.  All foreign currency comparisons herein reflect first quarter 2009 results translated at the average foreign currency exchange rates for the first quarter of 2008.  For the three months ended March 31, 2008 and 2009, on-net, off-net and non-core revenues represented 82.2%, 15.3% and 2.5% and 80.4%, 17.9% and 1.7% of our service revenues, respectively.

Revenues from our corporate and net centric customers represented 42.3% and 57.7%, respectively, for the three months ended March 31, 2008 and represented 47.8% and 52.2%, respectively, for the three months ended March 31, 2009.  Revenues from corporate customers increased 19.4% from $22.1 million for the three months ended March 31, 2008 to $26.3 million for the three months ended March 31, 2009.  Revenues from our net-centric customers decreased 4.4% from $30.1 million for the three months ended March 31, 2008 to $28.7 million for the three months ending March 31, 2009.   The decline in net centric revenues from the three months ended March 31, 2008 to the three months ended March 31, 2009 is primarily attributed to the impact of exchange rates (all of our European revenues are from net centric customers) and due to a decline in the average revenue per net centric customer connection from discounting. In June 2008, we introduced additional volume and term based discounts to certain of our net centric customers in an effort to continue to gain market share and to continue to grow our revenues.

Our on-net revenues increased 3.5% from $42.8 million for the three months ended March 31, 2008 to $44.3 million for the three months ended March 31, 2009. Our on-net revenues increased as we increased the number of our on-net customer connections by 23.8% from approximately 11,900 at March 31, 2008 to approximately 14,700 at March 31, 2009. On-net customer connections increased at a greater rate than on-net revenues due to a decline in the average revenue per on-net customer connection — primarily from our net centric customers. This decline is partly attributed to a shift in the customer connection mix and due to volume and term based pricing discounts. Due to the increase in the size of our sales force, we are now able to focus not only on customers who purchase high-bandwidth connections, as we have done historically, but also on customers who purchase lower-bandwidth connections. We expect to continue to focus our sales efforts on a broad mix of customers. Additionally, on-net customers who cancel their service from our installed base of customers, in general, have greater average revenue per connection than new customers. These trends and the impact of foreign exchange rates resulted in a reduction to our average revenue per on-net connection.

Our off-net revenues increased 23.4% from $8.0 million for the three months ended March 31, 2008 to $9.9 million for the three months ended March 31, 2009.  Our off-net customer connections were approximately 3,000 at March 31, 2008 and approximately 3,000 at March 31, 2009. Off-net revenues increased at a greater rate than off-net customer connections due to an increase in the average revenue per off-net customer connection. Off-net customers who cancel their service, in general, have a lower average revenue per connection than new off-net customers who generally purchase higher-bandwidth connections.

Our non-core revenues decreased 29.8% from $1.3 million for the three months ended March 31, 2008 to $0.9 million for the three months ending March 31, 2009. The number of our non-core customer connections declined 24.2% from approximately 740 at March 31, 2008 to approximately 560 at March 31, 2009. We do not actively market these acquired non-core services and expect that the service revenue associated with them will continue to decline.

Network Operations Expenses. Our network operations expenses, excluding equity-based compensation expense, increased 9.8% from $22.0 million for the three months ended March 31, 2008 to $24.1 million for the three months ended March 31, 2009. The impact of exchange rates resulted in a reduction of network operations expenses for the three months ended March 31, 2009 of approximately $0.9 million.  The increase is primarily attributable to an increase in costs related to our network and facilities expansion activities and increase in our off-net revenues partly offset by the decline in network operations expenses associated with the decline in our non-core revenues and the impact of foreign exchange.

Selling, General, and Administrative Expenses. Our SG&A expenses, excluding equity-based compensation expense, increased 9.8% from $15.6 million for the three months ended March 31, 2008 to $17.1 million for the three months ended March 31, 2009. The impact of exchange rates resulted in a reduction of SG&A expenses for the three months ended March 31, 2009 of approximately $0.8 million.  SG&A expenses increased primarily from the increase in salaries and related costs required to support our expanding sales and marketing efforts and a $0.6 million increase in professional fees partly offset by the impact of foreign exchange.

Equity-based Compensation Expense. Equity-based compensation expense results from grants of restricted stock and stock options. Equity-based compensation expense decreased 29.7% from $5.4 million for the three months ended March 31, 2008 to $3.8 million for the three months ending March 31, 2009. The decrease is primarily attributed to fully-vested share grants made to our board of directors in January 2008 resulting in approximately $1.2 million of equity-based compensation expense in the three months ended March 31, 2008.  There were no such share grants in the three months ended March 31, 2009.

Depreciation and Amortization Expenses. Our depreciation and amortization expense decreased 10.6% from $16.3 million for the three months ended March 31, 2008 to $14.6 million for the three months ended March 31, 2009. The decrease is primarily due to the decline in depreciation expense from fully depreciated fixed assets more than offsetting depreciation expense associated with the increase in deployed fixed assets.

Asset Impairment.     In the first quarter of 2008, we recorded an impairment charge of $1.6 million related to an IRU asset under a capital lease. The IRU asset was no longer in use and we have obtained alternative dark fiber that serves the related facilities and customers.

Buildings On-net. As of March 31, 2008 and 2009, we had a total of 1,247 and 1,355 on-net buildings connected to our network, respectively.

Liquidity and Capital Resources

In assessing our liquidity, management reviews and analyzes our current cash balances, short-term investments, accounts receivable, accounts payable, accrued liabilities, capital expenditure commitments, and required capital lease and debt payments and other obligations.

Cash Flows

The following table sets forth our consolidated cash flows for the three months ended March 31, 2008 and three months ended March 31, 2009.

	Three months ended March 31,
(in thousands)	2008	2009
Net cash provided by operating activities	$11,492	$12,816
Net cash used in investing activities	(9,756)	(11,684)
Net cash used in financing activities	(24,397)	(4,647)
Effect of exchange rates on cash	245	(599)
Net decrease in cash and cash equivalents during period	$(22,416)	$(4,114)

Net Cash Provided by Operating Activities.  Our primary sources of operating cash are receipts from our customers who are billed on a monthly basis for our services. Our primary uses of operating cash are payments made to our vendors and employees. Net cash provided by operating activities was $11.5 million for the three months ended March 31, 2008 compared to net cash provided by operating activities of $12.8 million for the three months ended March 31, 2009. The increase in cash provided by operating activities is due an increase in net cash from changes in assets and liabilities. The changes in assets and liabilities were a decrease of cash of $3.0 million for the three months ended March 31, 2008 compared to an increase of cash of $1.5 million for the three months ended March 31, 2009.

Net Cash Used In Investing Activities.  Net cash used in investing activities was $9.8 million for the three months ended March 31, 2008 and $11.7 million for the three months ended March 31, 2009.  Our primary use of investing cash for the three months ended March 31, 2008 and three months ended March 31, 2009 was $9.8 million and $11.7 million, respectively, for the purchases of property and equipment. The increase in purchases of property and equipment from the three months ended March 31, 2008 to the three months ended March 31, 2009 is primarily due to our network expansion activities.

Net Cash Used In Financing Activities. . Net cash used in financing activities was $24.4 million for the three months March 31, 2008.  Net cash used in financing activities was $4.6 million for the three months March 31, 2009.  Our primary uses of financing cash for the three months ended March 31, 2008 were $18.1 million for the purchases of shares of our common stock and $6.4 million of principal payments under our capital lease obligations. Our primary use of financing cash for the three months ended March 31, 2009 was $3.9 million of principal payments under our capital lease obligations and $0.7 million for the purchases of shares of our common stock.

Cash Position and Indebtedness

Our total indebtedness, net of discount, at March 31, 2009 was $168.8 million and our total cash and cash equivalents and short-term investments were $67.2 million. Our total indebtedness, net of discount, at March 31, 2009 includes $106.0 million of capital lease obligations for dark fiber primarily under 15-25 year IRUs, of which approximately $10.4 million is considered a current liability.

$150.0 Million Common Stock Repurchases

In June 2007 we used approximately $50.1 million of the net proceeds from our issuance of our $200.0 million Convertible Senior Notes to repurchase approximately 1.8 million shares of our common stock. These 1.8 million common shares were subsequently retired.

In August 2007, our board of directors approved a common stock buyback program (the “Buyback Program”). Under the Buyback Program we were authorized to purchase up to $50.0 million of our common stock prior to December 31, 2008. In June 2008, our board of directors approved an additional $50.0 million of purchases of our common stock to occur prior to December 31, 2009. In the three months ended March 31, 2009, we purchased approximately 0.1 million shares of our common stock for approximately $0.7 million under the Buyback Program. These common shares were subsequently retired.  As of March 31, 2009, there was approximately $30.1 million remaining under the Buyback Program.

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

         In September, October and December 2008, we purchased an aggregate of $108.0 million of face value of the Notes for $48.6 million in cash in a series of transactions. These transactions resulted in a restated gain, after the impact of the adoption of FSP APB 14-1, of $23.1 million for the year ended December 31, 2008. The originally recorded gain was $57.6 million for the year ended December 31, 2008. After these transactions, there is $92.0 million of face value of the Notes outstanding. We may purchase additional Notes.

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

Contractual Obligations and Commitments

For our contractual obligations and commitments see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2008.

In March 2009, we entered into an equipment purchase agreement with a vendor.  We are required to purchase certain quantities of equipment totaling approximately $27 million through 2011 which represents an increase in our contractual cash commitments.

Future Capital Requirements

                We believe that our cash on hand and cash generated from our operating activities will be adequate to meet our working capital, capital expenditure, debt service and other cash requirements including future potential purchases by us of our common stock or Notes if we execute our business plan.

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

Critical Accounting Policies and Significant Estimates

Management believes that, except as discussed below, as of March 31, 2009, there have been no material changes to our critical accounting policies and significant estimates from those listed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2008.

On January 1, 2009, we adopted the Financial Accounting Standards Board’s (“FASB”) Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”), which clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion.  FSP APB 14-1 requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate when interest cost is recognized.  FSP APB 14-1 requires bifurcation of a component of the debt, classification of that component in equity and the amortization of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statements of operations.

The adoption of FSP APB 14-1 affected the accounting for our 1.00% Convertible Senior Notes (the “Notes”).  The retrospective application of this pronouncement affected the period from June 2007 (when the Notes were issued) through December 31, 2008 including the accounting for our purchases of Notes in September, October and December 2008.    The adoption of FSP APB 14-1 required us to estimate the fair value of our Notes on the issuance date and on each purchase date.  The fair value we assigned to the liability component of our Notes was determined using interest rates of similar debt that excluded a conversion feature and then applying that effective interest rate to the cash flows associated with the Notes to calculate the present value.

Recent Accounting Pronouncements

On January 1, 2009, we adopted FSP APB 14-1, which clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion.  FSP APB 14-1 required retrospective application for all periods presented for instruments that were outstanding during any of the periods presented in the consolidated financial statements.   The retrospective application of this pronouncement affected the period from June 2007 (when the Notes were issued) through December 31, 2008.  Note 1 of our interim condensed consolidated financial statements includes the effect of the retrospective application of FSP APB 14-1 on certain previously reported line items.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FSP No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” and FSP No. 157-2, “Effective Date of FASB Statement No. 157” as amendments to SFAS 157, which exclude lease transactions from the scope of SFAS 157 and also defer the effective date of the adoption of SFAS 157 for non-financial assets and non-financial liabilities that are nonrecurring. The provisions of SFAS 157 are effective for the fiscal year beginning January 1, 2008, except for certain non-financial assets and liabilities for which the effective date has been deferred to January 1, 2009. The adoption of SFAS 157 and its related pronouncements did not have a material effect on our consolidated financial position, results of operations or cash flows.

        In June 2008, the FASB issued EITF No. 07-5, “Determining whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative, as defined. If an instrument, or an embedded feature, is not considered indexed to the issuer’s stock under EITF 07-5, that instrument is not eligible for equity classification and would be classified as an asset or liability and remeasured at fair value through earnings. We adopted EITF 07-5 on January 1, 2009.  The adoption of EITF 07-5 did not have a material effect on our consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1,”Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1”).  FSP FAS 107-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” (“SFAS 107”) to require disclosures about fair value of financial instruments in interim reporting periods.  Such disclosures were previously required only in annual financial statements.  FSP FAS 107-1 is effective for our quarter ending June 30, 2009. The adoption will not have a material effect on our consolidated financial position, results of operations or cash flows.

ITEM 3.                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

For quantitative and qualitative disclosures about market risk see Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” of our annual report on Form 10-K for the year ended December 31, 2008. Our exposures to market risk have not changed materially since December 31, 2008.  Based upon the quoted market price at March 31, 2009, the fair value of our 1.00% $92.0 million Convertible Senior Notes was approximately $53.2 million.

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

ITEM 2.                  PURCHASES OF EQUITY SECURITIES.

On August 14, 2007, we announced that our Board of Directors had authorized a plan to permit the repurchase of up to $50.0 million of our common stock in negotiated and open market transactions. In June 2008, we announced that our Board of Directors had authorized an additional repurchase of up to $50.0 million of our common stock in negotiated and open market transactions through December 31, 2009. As of March 31, 2009, we had purchased 4,948,485 shares of our common stock pursuant to these authorizations for an aggregate of $69.9 million; approximately $30.1 million remained available for such negotiated and open market transactions concerning our common stock. We may purchase shares and our convertible notes from time to time depending on market, economic, and other factors. The authorization will continue through December 31, 2009.

        The following table summarizes our common stock repurchases during the first quarter of 2009 made pursuant to this authorization. During the quarter, we did not purchase shares outside of this program, and all purchases were made by or on behalf of the Company and not by any “affiliated purchaser” (as defined by Rule 10b-18 of the Securities Exchange Act of 1934).

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or (Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2009	0	$0	4,818,860	$30,829,936
February 1-28, 2009	0	$0	4,818,860	$30,829,936
March 1-31, 2009	129,625	$5.64	4,948,485	$30,099,365

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

Date: May 8, 2009	COGENT COMMUNICATIONS GROUP, INC.

	By:	/s/ David Schaeffer
Name: David Schaeffer
Title: Chairman of the Board and Chief Executive Officer

Date: May 8, 2009	By:	/s/ Thaddeus G. Weed
Name: Thaddeus G. Weed
Title: Chief Financial Officer (Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description
31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer (filed herewith)
32.2	Certification of Chief Financial Officer (filed herewith)