Form 10-Q
period 2009-06-30
COGENT COMMUNICATIONS GROUP INC
filed 2009-08-07
CIK 1158324

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Common Stock, $.001 par value 44,514,868 outstanding as of July 31, 2009

INDEX

PART I

FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets of Cogent Communications Group, Inc., and Subsidiaries as of December 31, 2008 and June 30, 2009 (Unaudited)
Condensed Consolidated Statements of Operations of Cogent Communications Group, Inc., and Subsidiaries for the Three Months Ended June 30, 2008 and June 30, 2009 (Unaudited)
Condensed Consolidated Statements of Operations of Cogent Communications Group, Inc., and Subsidiaries for the Six Months Ended June 30, 2008 and June 30, 2009 (Unaudited)
Condensed Consolidated Statements of Cash Flows of Cogent Communications Group, Inc., and Subsidiaries for the Six months Ended June 30, 2008 and June 30, 2009 (Unaudited)
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
SIGNATURES
CERTIFICATIONS

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2008 AND JUNE 30, 2009

(IN THOUSANDS, EXCEPT SHARE DATA)

	December 31, 2008	June 30, 2009
	(Adjusted)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$71,291	$60,072
Short term investments - restricted	62	—
Accounts receivable, net of allowance for doubtful accounts of $1,914 and $1,995, respectively	22,174	20,563
Prepaid expenses and other current assets	6,389	8,226
Total current assets	99,916	88,861
Property and equipment, net	243,939	258,229
Deposits and other assets - $1,091 and $1,093 restricted, respectively	3,938	3,977
Total assets	$347,793	$351,067

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12,795	$13,437
Accrued liabilities	14,756	14,476
Current maturities, capital lease obligations	5,940	12,356
Total current liabilities	33,491	40,269
Capital lease obligations, net of current maturities	98,253	98,565
Convertible senior notes, net of discount of $30,253 and $28,029, respectively	61,725	63,949
Other long term liabilities	3,374	3,419
Total liabilities	196,843	206,202
Commitments and contingencies:
Stockholders’ equity:
Common stock, $0.001 par value; 75,000,000 shares authorized; 44,318,949 and 44,414,868 shares issued and outstanding, respectively	44	44
Additional paid-in capital	465,114	471,891
Stock purchase warrants	764	283
Accumulated other comprehensive income —foreign currency translation adjustment	572	804
Accumulated deficit	(315,544)	(328,157)
Total stockholders’ equity	150,950	144,865
Total liabilities and stockholders’ equity	$347,793	$351,067

The accompanying notes are an integral part of these condensed consolidated balance sheets.

The condensed consolidated balance sheet as of December 31, 2008 has been restated for the retrospective application of FSP APB 14-1.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND JUNE 30, 2009
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2009
	(Unaudited & adjusted)	(Unaudited)
Service revenue	$53,859	$57,991
Operating expenses:
Network operations (including $83 and $47 of equity-based compensation expense, respectively, exclusive of amounts shown separately)	23,035	24,558
Selling, general, and administrative (including $4,083 and $2,303 of equity-based compensation expense, respectively, and $678 and $1,383 of bad debt expense, net of recoveries, respectively)	18,531	19,265
Depreciation and amortization	15,828	15,271
Total operating expenses	57,394	59,094
Operating loss	(3,535)	(1,103)
Interest income and other, net	895	454
Interest expense	(4,995)	(3,888)
Loss before income taxes	(7,635)	(4,537)
Income tax (provision) benefit	—	84
Net loss	$(7,635)	$(4,453)

Net loss per common share:
Basic and diluted net loss per common share	$(0.17)	$(0.10)

Weighted-average common shares—basic and diluted	45,397,919	43,689,747

The accompanying notes are an integral part of these condensed consolidated statements of operations.

The condensed consolidated statement of operations for the three months ended June 30, 2008 has been restated for the retrospective application of FSP ABP 14-1.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND JUNE 30, 2009
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2009
	(Unaudited & adjusted)	(Unaudited)
Service revenue	$105,970	$113,066
Operating expenses:
Network operations (including $168 and $123 of equity-based compensation expense, respectively, exclusive of amounts shown separately)	45,078	48,752
Selling, general, and administrative (including $9,423 and $6,041 of equity-based compensation expense, respectively, and $1,837 and $2,405 of bad debt expense, net of recoveries, respectively)	39,423	40,072
Asset impairment	1,592	—
Depreciation and amortization	32,125	29,847
Total operating expenses	118,218	118,671
Operating loss	(12,248)	(5,605)
Interest income and other, net	2,377	704
Interest expense	(9,337)	(7,633)
Loss before income taxes	(19,208)	(12,534)
Income tax provision	—	(79)
Net loss	$(19,208)	$(12,613)

Net loss per common share:
Basic and diluted net loss per common share	$(0.42)	$(0.29)

Weighted-average common shares—basic and diluted	45,855,898	43,678,822

The accompanying notes are an integral part of these condensed consolidated statements of operations.

The condensed consolidated statement of operations for the six months ended June 30, 2008 has been restated for the retrospective application of FSP ABP 14-1.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND JUNE 30, 2009
(IN THOUSANDS)

	Six months Ended June 30, 2008	Six months Ended June 30, 2009
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net cash provided by operating activities	$25,715	$25,847
Cash flows from investing activities:
Purchases of property and equipment	(18,807)	(25,124)
Maturities of short term investments	650	62
Purchase of other assets	—	(246)
Proceeds from dispositions of assets	66	95
Net cash used in investing activities	(18,091)	(25,213)
Cash flows from financing activities:
Purchases of common stock	(46,048)	(730)
Proceeds from exercises of stock options	100	19
Repayments of capital lease obligations	(10,034)	(11,352)
Net cash used in financing activities	(55,982)	(12,063)
Effect of exchange rate changes on cash	345	210
Net decrease in cash and cash equivalents	(48,013)	(11,219)
Cash and cash equivalents, beginning of period	177,021	71,291
Cash and cash equivalents, end of period	$129,008	$60,072

The accompanying notes are an integral part of these condensed consolidated statements of cash flows.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008 and 2009
(unaudited)

1.             Description of the business and recent developments:

Description of business

Cogent Communications Group, Inc. (the “Company”) is a Delaware corporation and is headquartered in Washington, DC. The Company is a facilities-based provider of low-cost, high-speed Internet access and Internet Protocol (“IP”) communications services. The Company’s network is specifically designed and optimized to transmit data using IP. The Company delivers its services to small and medium-sized businesses, communications service providers and other bandwidth-intensive organizations through approximately 20,400 customer connections in North America and Europe.

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

	Three months ended June 30, 2008	Three months ended June 30, 2009	Six months ended June 30, 2008	Six months ended June 30, 2009
Net loss	$(7,635)	$(4,453)	$(19,208)	$(12,613)
Currency translation	57	1,849	1,487	232
Comprehensive loss	$(7,578)	$(2,604)	$(17,721)	$(12,381)

Financial instruments

The Company was party to letters of credit totaling approximately $0.9 million at December 31, 2008 and June 30, 2009.  These letters of credit are secured by certificates of deposit and money market funds of approximately $1.2 million at December 31, 2008 and $1.1 million at June 30, 2009 that are restricted and included in short-term investments or deposits and other assets in the accompanying balance sheets.

At June 30, 2009 and December 31, 2008, the carrying amount of cash and cash equivalents, short-term investments, accounts receivable, prepaid and other current assets, accounts payable, and accrued expenses approximated fair value because of the short-term nature of these instruments. The Company measures its cash equivalents (money market funds) at fair value based upon quoted market prices (Level 1 under SFAS No. 157, “Fair Value Measurements”). Based upon the quoted market price (Level 1 under SFAS No. 157, “Fair Value Measurements) at June 30, 2009, the fair value of the Company’s $92.0 million convertible senior notes was approximately $57.0 million.

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

Shares of restricted stock are included in the computation of basic EPS as they vest and are included in diluted EPS, to the extent they are dilutive, determined using the treasury stock method. As of June 30, 2008 and June 30, 2009, 1.7 million and 0.7 million unvested shares of restricted common stock, respectively, are excluded from the computations of basic and diluted loss per share.

Using the “if-converted” method, the shares issuable upon conversion of the Company’s 1.00% Convertible Senior Notes (the “Notes”) were anti-dilutive for the three and six months ended June 30, 2008 and 2009. Accordingly, the impact has been excluded from the computation of diluted income or (loss) per share. The Notes are convertible into shares of the Company’s common stock at an initial conversion price of $49.18 per share, yielding 4.1 million and 1.9 million shares at June 30, 2008 and June 30, 2009, respectively, subject to certain adjustments set forth in the indenture.

The Company computes the dilutive effect of outstanding options using the treasury stock method. For the three and six months ended June 30, 2008 and 2009, options to purchase 1.1 million and 0.9 million shares of common stock, respectively, at weighted-average exercise prices of $5.85 and $6.70 per share, respectively, are not included in the computation of diluted (loss) per share as the effect would be anti-dilutive.   For the three and six months ended June 30, 2008 and 2009, the Company’s employees exercised options for approximately 15,000, 43,000, 103,000 and 205,000 common shares, respectively.

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

The following table sets forth the effect of the retrospective application of FSP APB 14-1 on certain previously reported line items (in thousands, except per share data):

Consolidated Statements of Operations:

	Three Months ended June 30, 2008
	Originally Reported	As Adjusted

Interest expense	$(2,913)	$(4,995)
Net loss	(5,553)	(7,635)
Basic and Diluted Loss per Share	$(0.12)	$(0.17)

	Six Months ended June 30, 2008
	Originally Reported	As Adjusted

Interest expense	$(5,222)	$(9,337)
Net loss	(15,093)	(19,208)
Basic and Diluted Loss per Share	$(0.33)	$(0.42)

Consolidated Balance Sheet:

	December 31, 2008
	Originally Reported	As Adjusted

Deposits and other assets	$3,986	$3,938
Convertible senior notes	90,367	61,725
Additional paid-in capital	390,181	465,114
Accumulated deficit	(269,205)	(315,544)
Total stockholders’ equity	122,356	150,950

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FSP No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” and FSP No. 157-2, “Effective Date of FASB Statement No. 157” as amendments to SFAS 157, which exclude lease transactions from the scope of SFAS 157 and also deferred the effective date of the adoption of SFAS 157 for non-financial assets and non-financial liabilities that are nonrecurring. The provisions of SFAS 157 became effective for the fiscal year beginning January 1, 2008, except for certain non-financial assets and liabilities for which the effective date was deferred to January 1, 2009. The adoption of SFAS 157 and its related pronouncements did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In June 2008, the FASB issued EITF No. 07-5, “Determining whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative, as defined. If an instrument, or an embedded feature, is not considered indexed to the issuer’s stock under EITF 07-5, that instrument is not eligible for equity classification and would be classified as an asset or liability and remeasured at fair value through earnings. The Company adopted EITF 07-5 on January 1, 2009. The adoption of EITF 07-5 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued Statement No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree and recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. SFAS 141(R) also sets forth the disclosures required to be made in the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company’s adoption of SFAS 141(R) on January 1, 2009 will impact its acquisitions on or after that date. There have been no material acquisitions by the Company since January 1, 2009, as a result there has been no material impact related to the Company’s adoption of SFAS 141(R).

In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1,”Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1”).  FSP FAS 107-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” (“SFAS 107”) to require disclosures about fair value of financial instruments in interim reporting periods.  Such disclosures were previously required only in annual financial statements.  FSP FAS 107-1 is effective for the Company’s quarter ending June 30, 2009. The adoption of FSP FAS 107-1 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows, and the Company has provided any necessary additional disclosures.

In April 2009, the FASB issued FSP No. FAS 141(4)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP 141(R)-1”). FSP 141(R)-1 requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. FSP FAS 141(R)-1 is effective for business combinations with an acquisition date on or after June 1, 2009. Our adoption of FSP 141(R)-1 will impact the Company’s acquisitions after this date and did not have an impact on our financial condition, results of operations, or cash flows.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. As of this date the Company has adopted SFAS 165 and has evaluated subsequent events through the date of this filing — August 7, 2009.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles- a replacement of FASB Statement No. 162” (“SFAS 168”). On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect this pronouncement to have a material impact on its financial condition, results of operations, or cash flows.

2.             Property and equipment:

Depreciation and amortization expense related to property and equipment and capital leases was $15.8 million and $15.2 million for the three months ended June 30, 2008 and 2009, respectively, and was $32.1 million and $29.7 million for the six months ended June 30, 2008 and 2009, respectively.

Capitalized network construction labor and related costs

The Company capitalized salaries and related benefits of employees working directly on the construction and build-out of its network of $1.0 million and $1.5 million for the three months ended June 30, 2008 and 2009, respectively, and $2.1 million and $2.6 million for the six months ended June 30, 2008 and 2009, respectively.

3.             Long -term debt:

Convertible Senior Notes

In June 2007, the Company issued its1.00% Convertible Senior Notes (the “Notes”) due June 15, 2027, for an aggregate principal amount of $200.0 million in a private offering for resale to qualified institutional buyers pursuant to SEC Rule 144A. The Notes are unsecured and bear interest at 1.00% per annum. Interest is payable in cash semiannually in arrears on June 15 and December 15, of each year, beginning on December 15, 2007. The Company received proceeds of approximately $195.1 million, after deducting the original issue discount of 2.25% and issuance costs.

The Notes are convertible into shares of the Company’s common stock at an initial conversion price of $49.18 per share, or 20.3355 shares for each $1,000 principal amount of Notes, subject to adjustment for certain events as set forth in the indenture. Upon conversion of the Notes, the Company has the right to deliver shares of the Company’s common stock, cash or a combination of cash and shares of the Company’s common stock. The Notes are convertible (i) during any fiscal quarter after the fiscal quarter ending September 30, 2007, if the closing sale price of the Company’s common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter exceeds 130% of the conversion price in effect on the last trading day of the immediately preceding fiscal quarter, or (ii) specified corporate transactions occur, or (iii) the trading price of the Notes falls below a certain threshold, or (iv) if the Company calls the Notes for redemption, or (v) on or after April 15, 2027, until maturity. In addition, following specified corporate transactions, the Company will increase the conversion rate for holders who elect to convert Notes in connection with such corporate transactions, provided that in no event may the shares issued upon conversion, as a result of adjustment or otherwise, result in the issuance of more than 35.5872 common shares per $1,000 principal amount. The Notes include an “Irrevocable Election of Settlement” whereby the Company may choose, in its sole discretion, and without the consent of the holders of the Notes, to waive the Company’s right to settle the conversion feature in either cash or stock or in any combination thereof.

FSP APB 14-1

As a result of the adoption of FSP APB 14-1, the Company was required to separately account for the debt and equity components of its Notes in a manner that reflects its nonconvertible debt (unsecured debt) borrowing rate when interest expense is recognized.  The debt and equity components for the Notes were as follows (in thousands):

	December 31,	June 30,
	2008	2009

Principal amount of convertible senior notes	$91,978	$91,978
Unamortized discount	(30,253)	(28,029)
Net carrying amount	61,725	63,949
Additional paid-in capital	74,933	74,933

At June 30, 2009, the unamortized discount had a remaining recognition period of approximately 5 years.  The additional interest expense recorded from the increase in the debt discount during the three and six months ended June 30, 2008 was approximately $2.1 million and $4.1 million, respectively or $0.05 and $0.09 per basic and diluted common share, respectively.  The amount of interest expense recognized and effective interest rate for the three and six months ended June 30 were as follows (in thousands):

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2009

Contractual coupon interest	$500	$230
Amortization of discount and costs on Notes	2,252	1,128
Interest expense	$2,752	$1,358
Effective interest rate	8.7%	8.7%

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2009

Contractual coupon interest	$1,000	$460
Amortization of discount and costs on Notes	4,455	2,231
Interest expense	$5,455	$2,691
Effective interest rate	8.7%	8.7%

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

4.             Share Buyback Program:

In August 2007, the Company’s board of directors approved a $50.0 million common stock buyback program (the “Buyback Program”). In June 2008, the Company’s board of directors approved an additional $50.0 million of purchases of the Company’s common stock under the Buyback Program to occur prior to December 31, 2009. In the six months ended June 30, 2008 and 2009, the Company purchased approximately 2.8 million and 0.1 million shares of its common stock, respectively, for approximately $46.0 million and $0.7 million, respectively, under the Buyback Program. These common shares were subsequently retired.  As of June 30, 2009, there was approximately $30.1 million remaining under the Buyback Program.

5.             Contingencies:

Current and potential litigation

The Company is involved in disputes with certain telephone companies that provide it local circuits or leased optical fibers and with the bankruptcy estate of a former customer. The total amount claimed by these vendors and the estate is approximately $3.0 million. The Company does not believe any of these amounts are owed and intends to vigorously defend its position and believes that it has adequately reserved for any potential liability.

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

Allied Riser warrants

In connection with the February 2002 merger with Allied Riser, the Company assumed warrants issued by Allied Riser that could convert into approximately 5,200 shares of the Company’s common stock. During the six months ended June 30, 2009, warrants with a carrying amount of approximately $0.5 million expired resulting in a reduction to warrants and a corresponding increase to additional paid-in capital of $0.5 million.

Purchase agreement

In June 2009, the Company entered into an amended equipment purchase agreement with a vendor.  Under the agreement, and prior agreements the Company is required to purchase certain quantities of equipment totaling approximately $37 million through 2011.

6.             Related party transactions:

Office lease

The Company’s headquarters is located in an office building owned by a partnership (6715 Kenilworth Avenue Partnership). The two owners of the partnership are the Company’s Chief Executive Officer, who has a 51% interest in the partnership and his wife, Ruth Schaeffer, who has a 49% interest in the partnership. The Company paid $0.1 million and $0.3 million for the three and six months ended June 30, 2008, respectively, and $0.1 million and $0.3 million for the three and six months ended June 30, 2009, respectively,  in rent and related costs (including taxes and utilities) to this partnership. The lease expires in August 2012. The dollar value of the Company’s Chief Executive Officer’s interest in the lease payments for the six months ended June 30, 2008 and 2009 was $0.15 million. The dollar value of his wife’s interest in the lease payment for the six months ended June 30, 2008 and 2009 was $0.15 million. If the Company’s Chief Executive Officer’s interest is combined with that of his wife then the total dollar value of his interest in the lease payments for the six months ended June 30, 2008 and 2009 was $0.3 million.

7.             Segment information:

The Company operates as one operating segment. Below are the Company’s service revenue and long lived assets by geographic region (in thousands):

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2009	Six Months Ended June 30, 2008	Six Months Ended June 30, 2009
Revenues
North America	$41,537	$45,374	$81,582	$88,339
Europe	12,322	12,617	24,388	24,727
Total	$53,859	$57,991	$105,970	$113,066

	December 31, 2008	June 30, 2009
Long lived assets, net
North America	$197,640	$212,562
Europe	46,473	45,999
Total	$244,113	$258,561

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

General Overview

We are a leading facilities-based provider of low-cost, high-speed Internet access and IP communications services. Our network is specifically designed and optimized to transmit data using IP. IP networks are significantly less expensive to operate and are able to achieve higher performance levels than the traditional circuit-switched networks used by many of our competitors when providing Internet access services, which, we believe, gives us cost and performance advantages. We deliver our services to small and medium-sized businesses, communications service providers and other bandwidth-intensive organizations through approximately 20,400 customer connections in North America and Europe. Our primary on-net service is Internet access at a speed of 100 Megabits per second or greater, much faster than typical Internet access currently offered to businesses. We offer this on-net service exclusively through our own facilities, which run all the way to our customers’ premises.

We provide on-net Internet access to our net centric customers, which include certain bandwidth-intensive users such as universities, other Internet service providers, telephone companies, cable television companies and commercial content providers at speeds up to 10 Gigabits per second. These customers generally receive service in colocation facilities and in our data centers. We also offer Internet access services to our corporate customers in multi-tenant office buildings typically serving law firms, financial services firms, advertising and marketing firms and other professional services businesses.

Our network is comprised of in-building riser facilities, metropolitan optical fiber networks, metropolitan traffic aggregation points and inter-city transport facilities. The network is physically connected entirely through our facilities to 1,389 buildings in which we provide our on-net services, including 992 multi-tenant office buildings. We also provide on-net services in carrier-neutral colocation facilities, Cogent controlled data centers and single-tenant office buildings. Because of our integrated network architecture, we are not dependent on local telephone companies to serve our on-net customers. We emphasize the sale of on-net services because we believe we have a competitive advantage in providing these services and our sales of these services generate higher gross profit margins than our off-net and non-core services.

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

We believe our key growth opportunity is provided by our high-capacity network, which provides us with the ability to add a significant number of customers to our network with minimal incremental costs. Our focus is to add customers to our network in a way that maximizes its use and at the same time provides us with a profitable customer mix. We are responding to this opportunity by increasing our sales and marketing efforts including increasing our number of sales representatives. In addition, we may add customers to our network through strategic acquisitions.

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

Our on-net service consists of high-speed Internet access and IP connectivity ranging from 0.5 Megabits per second to 10 Gigabits per second of bandwidth. We offer our on-net services to customers located in buildings that are physically connected to our network. Off-net services are sold to businesses that are connected to our network primarily by means of “last mile” access service lines obtained from other carriers, primarily in the form of point-to-point TDM, POS, SDH and/or Carrier Ethernet circuits. Our non-core services, which consist primarily of legacy services of companies whose assets or businesses we have acquired, include managed modem services, dial-up Internet access services and voice services (only provided in Toronto, Canada).  We do not actively market these non-core services and expect the service revenue associated with them to continue to decline.

The growth in Internet traffic has a more significant impact on our net-centric customers who represent the majority of the traffic on our network and who tend to consume the majority of their allocated bandwidth on their connections. Our corporate customers tend to utilize a small portion of their allocated bandwidth on their connections.

Due to our strategic acquisitions of network assets and equipment, we believe we are positioned to grow our revenue base. We continue to purchase and deploy network equipment to parts of our network to maximize the utilization of our assets and to expand our network. Our future capital expenditures will be based primarily on our planned expansion of our network, the addition of on-net buildings and the concentration and growth of our customer base. We plan to continue to expand our network and to increase our number of on-net buildings by approximately 100 buildings by December 31, 2009 from 1,326 buildings at December 31, 2008. We expect our 2009 capital expenditures to be greater than our 2008 capital expenditure rate due to the increase in our network expansion activities.

Historically, our operating expenses have exceeded our service revenue resulting in operating losses of $29.9 million, $22.2 million and $5.6 million in the years ended 2007, 2008 and the six months ended June 30, 2009, respectively. In each of these periods, our operating expenses consisted primarily of the following:

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

•           Equity-based compensation expenses that result from grants of stock options and restricted stock.

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

•      growth in our on-net buildings; and

•      cash flows.

Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2009

The following summary table presents a comparison of our results of operations for the three months ended June 30, 2008 and 2009 with respect to certain key financial measures. The comparisons illustrated in the table are discussed in greater detail below.

	Three months ended June 30,		Percent
	2008	2009	Change
	(in thousands)
Service revenue	$53,859	$57,991	7.7%
On-net revenue	44,215	46,453	5.1%
Off-net revenue	8,459	10,562	24.9%
Non-core revenue	1,185	976	(17.6)%
Network operations expenses (1)	22,952	24,511	6.8%
Selling, general, and administrative expenses (2)	14,448	16,962	17.4%
Equity-based compensation expense	4,166	2,350	(43.6)%
Depreciation and amortization expenses	15,828	15,271	(3.5)%

(1)  Excludes equity-based compensation expense of $83 and $47 in the three months ended June 30, 2008 and 2009, respectively, which, if included would have resulted in a period-to-period change of 6.6%.

(2)  Excludes equity-based compensation expense of $4,083 and $2,303 the three months ended June 30, 2008 and 2009, respectively, which, if included would have resulted in a period-to-period change of 4.0%.

Service Revenue. Our service revenue increased 7.7% from $53.9 million for the three months ended June 30, 2008 to $58.0 million for the three months ended June 30, 2009. The impact of exchange rates resulted in a reduction of revenues for the three months ended June 30, 2009 of approximately $2.5 million.  All foreign currency comparisons herein reflect second quarter 2009 results translated at the average foreign currency exchange rates for the second quarter of 2008.  For the three months ended June 30, 2008 and 2009, on-net, off-net and non-core revenues represented 82.1%, 15.7% and 2.2% and 80.1%, 18.2% and 1.7% of our service revenues, respectively.

Revenues from our corporate and net centric customers represented 44.0% and 56.0% of our service revenue, respectively, for the three months ended June 30, 2008 and represented 47.9% and 52.1% of our service revenue , respectively, for the three months ended June 30, 2009.  Revenues from corporate customers increased 17.1% from $23.7 million for the three months ended June 30, 2008 to $27.8 million for the three months ended June 30, 2009.  Revenues from our net-centric customers increased 0.2% from $30.1 million for the three months ended June 30, 2008 to $30.2 million for the three months ended June 30, 2009.   The lower increase in net centric revenues as compared to the increase in corporate revenues from the three months ended June 30, 2008 to the three months ended June 30, 2009 is primarily attributed to the impact of exchange rates (all of our European revenues are from net centric customers) and due to a decline in the average revenue per net centric customer connection from discounting. In June 2008, we introduced additional volume and term based discounts to certain of our net centric customers in an effort to continue to gain market share and to continue to grow our revenues.

Our on-net revenues increased 5.1% from $44.2 million for the three months ended June 30, 2008 to $46.5 million for the three months ended June 30, 2009. Our on-net revenues increased as we increased the number of our on-net customer connections by 27.9% from approximately 12,500 at June 30, 2008 to approximately 16,000 at June 30, 2009. On-net customer connections increased at a greater rate than on-net revenues due to a decline in the average revenue per on-net customer connection — primarily from our net centric customers. This decline is partly attributed to a shift in the customer connection mix and due to volume and term based pricing discounts. Due to the increase in the size of our sales force, we are now able to focus not only on customers who purchase high-bandwidth connections, as we have done historically, but also on customers who purchase lower-bandwidth connections. We expect to continue to focus our sales efforts on a broad mix of customers. Additionally, on-net customers who cancel their service from our installed base of customers, in general, have a greater average revenue per connection than new customers. These trends and the impact of foreign exchange rates resulted in a reduction to our average revenue per on-net connection.

Our off-net revenues increased 24.9% from $8.5 million for the three months ended June 30, 2008 to $10.6 million for the three months ended June 30, 2009.  Our off-net customer connections increase by 9.9% from approximately 3,000 at June 30, 2008 to approximately 3,300 at June 30, 2009. Off-net revenues increased at a greater rate than off-net customer connections due to an increase in the average revenue per off-net customer connection. Off-net customers who cancel their service, in general, have a lower average revenue per connection than new off-net customers who generally purchase higher-bandwidth connections.

Our non-core revenues decreased 17.6% from $1.2 million for the three months ended June 30, 2008 to $1.0 million for the three months ended June 30, 2009. The number of our non-core customer connections increased 67.7% from approximately 690 at June 30, 2008 to approximately 1,150 at June 30, 2009 due to the May 2009 acquisition of approximately 685 non-core customer connections. We do not actively market acquired non-core services and expect that the associated service revenue will continue to decline.

Network Operations Expenses. Our network operations expenses, excluding equity-based compensation expense, increased 6.8% from $23.0 million for the three months ended June 30, 2008 to $24.5 million for the three months ended June 30, 2009. The impact of exchange rates resulted in a reduction of network operations expenses for the three months ended June 30, 2009 of approximately $0.9 million.  The increase is primarily attributable to an increase in costs related to our network and facilities expansion activities and an increase in our off-net revenues partly offset by the impact of foreign exchange rate fluctuations.

Selling, General, and Administrative Expenses. Our SG&A expenses, excluding equity-based compensation expense, increased 17.4% from $14.4 million for the three months ended June 30, 2008 to $17.0 million for the three months ended June 30, 2009. The impact of exchange rates resulted in a reduction of SG&A expenses for the three months ended June 30, 2009 of approximately $0.8 million.  SG&A expenses increased primarily from the increase in salaries and related costs required to support our expanding sales and marketing efforts, a $0.3 million increase in professional fees and a $0.7 million increase in bad debt expense partly offset by the impact of foreign exchange rate fluctuations.

Equity-based Compensation Expense. Equity-based compensation expense results from grants of restricted stock and stock options. Equity-based compensation expense decreased 43.6% from $4.2 million for the three months ended June 30, 2008 to $2.4 million for the three months ending June 30, 2009 primarily due to the completion of the service period in April 2009 of certain restricted stock grants made in April 2007.

Depreciation and Amortization Expenses. Our depreciation and amortization expense decreased 3.5% from $15.8 million for the three months ended June 30, 2008 to $15.3 million for the three months ended June 30, 2009. The decrease is primarily due to the decline in depreciation expense from fully depreciated fixed assets more than offsetting depreciation expense associated with the increase in deployed fixed assets.

Buildings On-net. As of June 30, 2008 and 2009, we had a total of 1,274 and 1,389 on-net buildings connected to our network, respectively.

Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2009

The following summary table presents a comparison of our results of operations for the six months ended June 30, 2008 and 2009 with respect to certain key financial measures. The comparisons illustrated in the table are discussed in greater detail below.

	Six months ended June 30,		Percent
	2008	2009	Change
	(in thousands)
Service revenue	$105,970	$113,066	6.7%
On-net revenue	87,026	90,746	4.3%
Off-net revenue	16,453	20,429	24.2%
Non-core revenue	2,491	1,891	(24.1)%
Network operations expenses (1)	44,910	48,629	8.3%
Selling, general, and administrative expenses (2)	30,000	34,031	13.4%
Asset impairment	1,592	—	(100.0)%
Equity-based compensation expense	9,591	6,164	(35.7)%
Depreciation and amortization expenses	32,125	29,847	(7.1)%

(1)  Excludes equity-based compensation expense of $168 and $123 in the six months ended June 30, 2008 and 2009, respectively, which, if included would have resulted in a period-to-period change of 8.2%.

(2)  Excludes equity-based compensation expense of $9,423 and $6,041 the six months ended June 30, 2008 and 2009, respectively, which, if included would have resulted in a period-to-period change of 1.6%.

Service Revenue. Our service revenue increased 6.7% from $106.0 million for the six months ended June 30, 2008 to $113.1 million for the six months ended June 30, 2009. The impact of exchange rates resulted in a reduction of revenues for the six months ended June 30, 2009 of approximately $5.1 million.  All foreign currency comparisons herein reflect results for the six months ended June 30, 2009 translated at the average foreign currency exchange rates for the six months ended June 30, 2008. For the six months ended June 30, 2008 and 2009, on-net, off-net and non-core revenues represented 82.1%, 15.5% and 2.4% and 80.3%, 18.0% and 1.7% of our service revenues, respectively.

Revenues from our corporate and net centric customers represented 43.2% and 56.8% of our service revenue, respectively, for the six months ended June 30, 2008 and represented 47.9% and 52.1% of our service revenue , respectively, for the six months ended June 30, 2009.  Revenues from corporate customers increased 18.2% from $45.8 million for the six months ended June 30, 2008 to $54.1 million for the six months ended June 30, 2009.  Revenues from our net-centric customers decreased 2.1% from $60.2 million for the six months ended June 30, 2008 to $58.9 million for the six months ended June 30, 2009.   The decline in net centric revenues from the six months ended June 30, 2008 to the six months ended June 30, 2009 is primarily attributed to the impact of exchange rates (all of our European revenues are from net centric customers) and due to a decline in the average revenue per net centric customer connection from discounting. In June 2008, we introduced additional volume and term based discounts to certain of our net centric customers in an effort to continue to gain market share and to continue to grow our revenues.

Our on-net revenues increased 4.3% from $87.0 million for the six months ended June 30, 2008 to $90.7 million for the six months ended June 30, 2009. Our on-net revenues increased as we increased the number of our on-net customer connections by 27.9% from approximately 12,500 at June 30, 2008 to approximately 16,000 at June 30, 2009. On-net customer connections increased at a greater rate than on-net revenues due to a decline in the average revenue per on-net customer connection — primarily from our net centric customers. This decline is partly attributed to a shift in the customer connection mix and due to volume and term based pricing discounts. Due to the increase in the size of our sales force, we are now able to focus not only on customers who purchase high-bandwidth connections, as we have done historically, but also on customers who purchase lower-bandwidth connections. We expect to continue to focus our sales efforts on a broad mix of customers. Additionally, on-net customers who cancel their service from our installed base of customers, in general, have a greater average revenue per connection than new customers. These trends and the impact of foreign exchange rates resulted in a reduction to our average revenue per on-net connection.

Our off-net revenues increased 24.2% from $16.5 million for the six months ended June 30, 2008 to $20.4 million for the six months ended June 30, 2009.  Our off-net customer connections increased by 9.9% from approximately 3,000 at June

30, 2008 to approximately 3,300 at June 30, 2009. Off-net revenues increased at a greater rate than off-net customer connections due to an increase in the average revenue per off-net customer connection. Off-net customers who cancel their service, in general, have a lower average revenue per connection than new off-net customers who generally purchase higher-bandwidth connections.

Our non-core revenues decreased 24.1% from $2.5 million for the six months ended June 30, 2008 to $1.9 million for the six months ending June 30, 2009. The number of our non-core customer connections increased 67.7% from approximately 690 at June 30, 2008 to approximately 1,150 at June 30, 2009 due to the May 2009 acquisition of approximately 685 non-core customer connections. We do not actively market acquired non-core services and expect that the associated service revenue will continue to decline.

Network Operations Expenses. Our network operations expenses, excluding equity-based compensation expense, increased 8.3% from $44.9 million for the six months ended June 30, 2008 to $48.6 million for the six months ended June 30, 2009. The impact of exchange rates resulted in a reduction of network operations expenses for the six months ended June 30, 2009 of approximately $1.9 million.  The increase is primarily attributable to an increase in costs related to our network and facilities expansion activities and increase in our off-net revenues partly offset by the decline in network operations expenses associated with the decline in our non-core revenues and the impact of foreign exchange.

Selling, General, and Administrative Expenses. Our SG&A expenses, excluding equity-based compensation expense, increased 13.4% from $30.0 million for the six months ended June 30, 2008 to $34.0 million for the six months ended June 30, 2009. The impact of exchange rates resulted in a reduction of SG&A expenses for the six months ended June 30, 2009 of approximately $1.6 million.  SG&A expenses increased primarily from the increase in salaries and related costs required to support our expanding sales and marketing efforts, a $0.9 million increase in professional fees and a $0.6 million increase in bad debt expense partly offset by the impact of foreign exchange.

Equity-based Compensation Expense. Equity-based compensation expense results from grants of restricted stock and stock options. Equity-based compensation expense decreased 35.7% from $9.6 million for the six months ended June 30, 2008 to $6.2 million for the six months ending June 30, 2009. The decrease is primarily attributed to fully-vested share grants made to our board of directors in January 2008 resulting in approximately $1.2 million of equity-based compensation expense in the six months ended June 30, 2008.  There were no such share grants in the six months ended June 30, 2009. The decrease is also due to the completion of the service period in April 2009 of certain restricted stock grants made in April 2007.

Depreciation and Amortization Expenses. Our depreciation and amortization expense decreased 7.1% from $32.2 million for the six months ended June 30, 2008 to $29.8 million for the six months ended June 30, 2009. The decrease is primarily due to the decline in depreciation expense from fully depreciated fixed assets more than offsetting depreciation expense associated with the increase in deployed fixed assets.

Asset Impairment.     In the first quarter of 2008, we recorded an impairment charge of $1.6 million related to an IRU asset under a capital lease. The IRU asset was no longer in use and we have obtained alternative dark fiber that serves the related facilities and customers.

Buildings On-net. As of June 30, 2008 and 2009, we had a total of 1,274 and 1,389 on-net buildings connected to our network, respectively.

Liquidity and Capital Resources

In assessing our liquidity, management reviews and analyzes our current cash and cash equivalent balances, short-term investments, accounts receivable, accounts payable, accrued liabilities, capital expenditure commitments, and required capital lease and debt payments and other obligations.

Cash Flows

The following table sets forth our consolidated cash flows for the three months ended June 30, 2008 and three months ended June 30, 2009.

	Six months ended June 30,
(in thousands)	2008	2009
Net cash provided by operating activities	$25,715	$25,847
Net cash used in investing activities	(18,091)	(25,213)
Net cash used in financing activities	(55,982)	(12,063)
Effect of exchange rates on cash	345	210
Net decrease in cash and cash equivalents during period	$(48,013)	$(11,219)

Net Cash Provided by Operating Activities.  Our primary sources of operating cash are receipts from our customers who are billed on a monthly basis for our services. Our primary uses of operating cash are payments made to our vendors and employees. Net cash provided by operating activities was $25.7 million for the six months ended June 30, 2008 compared to net cash provided by operating activities of $25.8 million for the six months ended June 30, 2009. The changes in assets and liabilities were a decrease of cash of $3.2 million for the six months ended June 30, 2008 compared to an increase of cash of $0.4 million for the six months ended June 30, 2009.

Net Cash Used In Investing Activities.  Net cash used in investing activities was $18.1 million for the six months ended June 30, 2008 and $25.2 million for the six months ended June 30, 2009.  Our primary use of investing cash for the six months ended June 30, 2008 and six months ended June 30, 2009 was $18.8 million and $25.1 million, respectively, for the purchases of property and equipment. The increase in purchases of property and equipment from the six months ended June 30, 2008 to the six months ended June 30, 2009 is primarily due to the increase in our network expansion activities.

Net Cash Used In Financing Activities.   Net cash used in financing activities was $56.0 million for the six months June 30, 2008.  Net cash used in financing activities was $12.1 million for the six months June 30, 2009.  Our primary uses of financing cash for the six months ended June 30, 2008 were $46.0 million for the purchases of shares of our common stock and $10.0 million of principal payments under our capital lease obligations. Our primary use of financing cash for the six months ended June 30, 2009 was $11.4 million of principal payments under our capital lease obligations and $0.7 million for the purchases of shares of our common stock.

Cash Position and Indebtedness

Our total indebtedness, net of discount, at June 30, 2009 was $174.9 million and our total cash and cash equivalents and short-term investments were $60.1 million. Our total indebtedness, net of discount, at June 30, 2009 includes $110.9 million of capital lease obligations for dark fiber primarily under 15-25 year IRUs, of which approximately $12.4 million is considered a current liability.

$150.0 Million Common Stock Repurchases

In June 2007 we used approximately $50.1 million of the net proceeds from our issuance of our $200.0 million Convertible Senior Notes to repurchase approximately 1.8 million shares of our common stock. These 1.8 million common shares were subsequently retired.

In August 2007, our board of directors approved a common stock buyback program (the “Buyback Program”). Under the Buyback Program we were authorized to purchase up to $50.0 million of our common stock prior to December 31, 2008. In June 2008, our board of directors approved an additional $50.0 million of purchases of our common stock to occur prior to December 31, 2009. In the six months ended June 30, 2009, we purchased approximately 0.1 million shares of our common stock for approximately $0.7 million under the Buyback Program. These common shares were subsequently retired.  As of June 30, 2009, there was approximately $30.1 million remaining under the Buyback Program.

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

In June 2009, we entered into an amended equipment purchase agreement with a vendor.  We are required, under this agreement and prior agreements to purchase certain quantities of equipment totaling approximately $37 million through 2011 which represents an increase in our contractual cash commitments.

Future Capital Requirements

We believe that, if we execute our business plan, our cash on hand and cash generated from our operating activities will be adequate to meet our working capital, capital expenditure, debt service and other cash requirements including future potential purchases by us of our common stock or Notes.

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

Critical Accounting Policies and Significant Estimates

Management believes that, except as discussed below, as of June 30, 2009, there have been no material changes to our critical accounting policies and significant estimates from those listed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2008.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FSP No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” and FSP No. 157-2, “Effective Date of FASB Statement No. 157” as amendments to SFAS 157, which exclude lease transactions from the scope of SFAS 157 and also defer the effective date of the adoption of SFAS 157 for non-financial assets and non-financial liabilities that are nonrecurring. The provisions of SFAS 157 became effective for the fiscal year beginning January 1, 2008, except for certain non-financial assets and liabilities for which the effective date was deferred to January 1, 2009. The adoption of SFAS 157 and its related pronouncements did not have a material effect on our consolidated financial position, results of operations or cash flows.

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

In December 2007, the FASB issued Statement No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree and recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. SFAS 141(R) also sets forth the disclosures required to be made in the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Our adoption of SFAS 141(R) on January 1, 2009 impacts all of our acquisitions on or after that date. We have had no material acquisitions since January 1, 2009, as a result there has been no material impact related to our adoption of SFAS 141(R).

In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1”).  FSP FAS 107-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” (“SFAS 107”) to require disclosures about fair value of financial instruments in interim reporting periods.  Such disclosures were previously required only in annual financial statements.  FSP FAS 107-1 is effective for our quarter ending June 30, 2009. The adoption of FSP FAS 107-1did not have a material effect on our consolidated financial position, results of operations or cash flows and the Company has provided any necessary additional disclosures.

In April 2009, the FASB issued FSP No. FAS 141(4)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP 141(R)-1”). FSP 141(R)-1 requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. FSP FAS 141(R)-1 is effective for business combinations with an acquisition date on or after June 1, 2009. Our adoption of FSP 141(R)-1 will impact acquisitions after this date and did not have any impact on our financial condition, results of operations, or cash flows.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. As of this date we have adopted SFAS 165 and have evaluated subsequent events through the date of this filing — August 7, 2009.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles- a replacement of FASB Statement No. 162” (“SFAS 168”). On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We do not expect this pronouncement to have a material impact on our financial condition, results of operations, or cash flows.

ITEM 3.                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

For quantitative and qualitative disclosures about market risk see Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” of our annual report on Form 10-K for the year ended December 31, 2008. Our exposures to market risk have not changed materially since December 31, 2008.  Based upon the quoted market price at June 30, 2009, the fair value of our $92.0 million of 1.00% Convertible Senior Notes was approximately $57.0 million.

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

ITEM 2.                  PURCHASES OF EQUITY SECURITIES.

On August 14, 2007, we announced that our Board of Directors had authorized a plan to permit the repurchase of up to $50.0 million of our common stock in negotiated and open market transactions. In June 2008, we announced that our Board of Directors had authorized an additional repurchase of up to $50.0 million of our common stock in negotiated and open market transactions through December 31, 2009. As of June 30, 2009, we had purchased 4,948,485 shares of our common stock pursuant to these authorizations for an aggregate of $69.9 million; approximately $30.1 million remained available for such negotiated and open market transactions concerning our common stock. We may purchase shares and our convertible notes from time to time depending on market, economic, and other factors. The authorization will continue through December 31, 2009. We did not purchase any shares of our common stock during the second quarter of 2009.

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On April 23, 2009, we held our 2009 Annual Meeting of Stockholders in Washington, D.C. Stockholders representing 41,313,121 shares entitled to vote at the Annual Meeting were present in person or by proxy.  This represents 95.5%, and a majority, of the 43,268,582 total shares authorized to vote at the Annual Meeting as of the record date of March 4, 2009.

The following nominees were elected to our board of directors, each to hold office until his or her successor is elected and qualified, by the vote set forth below:

Name	For	Withheld
David Schaeffer	38,517,978	2,795,143
Steven Brooks	40,156,494	1,156,627
D. Blake Bath	25,670,229	15,642,892
Erel Margalit	28,271,097	13,042,024
Timothy Weingarten	28,256,811	13,056,310
Richard R. Liebhaber	41,276,341	36,780

In addition, the stockholders ratified the appointment of Ernst & Young, LLP as the Company’s Independent registered public accountants for the fiscal year ending December 31, 2009.  The vote on this proposal number 2 was as follows:  FOR: 41,260,225; AGAINST:  42,669;  ABSTAIN: 10,227.

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

Date: August 7, 2009	COGENT COMMUNICATIONS GROUP, INC.

	By:	/s/ David Schaeffer
Name: David Schaeffer
Title: Chairman of the Board and Chief Executive Officer

Date: August 7, 2009	By:	/s/ Thaddeus G. Weed
Name: Thaddeus G. Weed
Title: Chief Financial Officer (Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description
31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer (filed herewith)
32.2	Certification of Chief Financial Officer (filed herewith)