Form 10-Q
period 2009-09-30
COGENT COMMUNICATIONS GROUP INC
filed 2009-11-09
CIK 1158324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Common Stock, $.001 par value 44,575,614 outstanding as of October 31, 2009

INDEX

PART I FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets of Cogent Communications Group, Inc., and Subsidiaries as of December 31, 2008 and September 30, 2009 (Unaudited)
Condensed Consolidated Statements of Operations of Cogent Communications Group, Inc., and Subsidiaries for the Three Months Ended September 30, 2008 and September 30, 2009 (Unaudited)
Condensed Consolidated Statements of Operations of Cogent Communications Group, Inc., and Subsidiaries for the Nine months Ended September 30, 2008 and September 30, 2009 (Unaudited)
Condensed Consolidated Statements of Cash Flows of Cogent Communications Group, Inc., and Subsidiaries for the Nine months Ended September 30, 2008 and September 30, 2009 (Unaudited)
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
SIGNATURES
CERTIFICATIONS

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2008 AND SEPTEMBER 30, 2009

(IN THOUSANDS, EXCEPT SHARE DATA)

	December 31, 2008	September 30, 2009
	(Adjusted)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$71,291	$51,114
Short term investments - restricted	62	—
Accounts receivable, net of allowance for doubtful accounts of $1,914 and $2,531, respectively	22,174	24,090
Prepaid expenses and other current assets	6,389	8,111
Total current assets	99,916	83,315
Property and equipment, net	243,939	267,364
Deposits and other assets - $1,091 and $634 restricted, respectively	3,938	3,670
Total assets	$347,793	$354,349

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12,795	$15,089
Accrued liabilities	14,756	16,089
Current maturities, capital lease obligations	5,940	10,841
Total current liabilities	33,491	42,019
Capital lease obligations, net of current maturities	98,253	99,160
Convertible senior notes, net of discount of $30,253 and $26,881 respectively	61,725	65,097
Other long term liabilities	3,374	3,465
Total liabilities	196,843	209,741
Commitments and contingencies:
Stockholders’ equity:
Common stock, $0.001 par value; 75,000,000 shares authorized; 44,318,949 and 44,574,318 shares issued and outstanding, respectively	44	45
Additional paid-in capital	465,114	473,599
Stock purchase warrants	764	283
Accumulated other comprehensive income —foreign currency translation adjustment	572	2,117
Accumulated deficit	(315,544)	(331,436)
Total stockholders’ equity	150,950	144,608
Total liabilities and stockholders’ equity	$347,793	$354,349

The accompanying notes are an integral part of these condensed consolidated balance sheets.

The condensed consolidated balance sheet as of December 31, 2008 has been restated for the retrospective application of FASB Accounting Standards Codification Subtopic 470-20 “Debt with Conversion and Other Options” (“ASC 470-20”).

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND SEPTEMBER 30, 2009

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2009
	(Unaudited & adjusted)	(Unaudited)
Service revenue	$54,594	$60,229
Operating expenses:
Network operations (including $80 and $25 of equity-based compensation expense, respectively, exclusive of amounts shown separately)	24,139	26,400
Selling, general, and administrative (including $3,943 and $1,242 of equity-based compensation expense, respectively, and $1,409 and $1,157 of bad debt expense, net of recoveries, respectively)	20,346	18,089
Depreciation and amortization	15,494	15,282
Total operating expenses	59,979	59,771
Operating (loss) income	(5,385)	458
Gain — purchase of convertible notes	3,245	—
Interest income and other, net	751	231
Interest expense	(5,112)	(4,022)
Loss before income taxes	(6,501)	(3,333)
Income tax (provision) benefit	—	54
Net loss	$(6,501)	$(3,279)

Net loss per common share:
Basic and diluted net loss per common share	$(0.15)	$(0.07)

Weighted-average common shares—basic and diluted	43,593,205	43,894,098

The accompanying notes are an integral part of these condensed consolidated statements of operations.

The condensed consolidated statement of operations for the three months ended September 30, 2008 has been restated for the retrospective application of ASC 470-20.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND SEPTEMBER 30, 2009

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Nine months Ended September 30, 2008	Nine months Ended September 30, 2009
	(Unaudited & adjusted)	(Unaudited)
Service revenue	$160,564	$173,295
Operating expenses:
Network operations (including $248 and $149 of equity-based compensation expense, respectively, exclusive of amounts shown separately)	69,217	75,153
Selling, general, and administrative (including $13,366 and $7,281 of equity-based compensation expense, respectively, and $3,246 and $3,562 of bad debt expense, net of recoveries, respectively)	59,768	58,158
Asset impairment	1,592	—
Depreciation and amortization	47,619	45,128
Total operating expenses	178,196	178,439
Operating loss	(17,632)	(5,144)
Gain — purchase of convertible notes	3,245	—
Interest income and other, net	3,127	932
Interest expense	(14,449)	(11,655)
Loss before income taxes	(25,709)	(15,867)
Income tax provision	—	(25)
Net loss	$(25,709)	$(15,892)

Net loss per common share:
Basic and diluted net loss per common share	$(0.57)	$(0.36)

Weighted-average common shares—basic and diluted	45,123,241	43,785,352

The accompanying notes are an integral part of these condensed consolidated statements of operations.

The condensed consolidated statement of operations for the nine months ended September 30, 2008 has been restated for the retrospective application of ASC 470-20.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND SEPTEMBER 30, 2009

(IN THOUSANDS)

	Nine months Ended September 30, 2008	Nine months Ended September 30, 2009
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net cash provided by operating activities	$43,543	$40,598
Cash flows from investing activities:
Purchases of property and equipment	(28,322)	(41,800)
Maturities of short term investments - restricted	650	62
Purchase of other assets	—	(246)
Proceeds from dispositions of assets	106	97
Net cash used in investing activities	(27,566)	(41,887)
Cash flows from financing activities:
Purchases of common stock	(58,032)	(730)
Purchase of convertible notes	(9,941)	—
Proceeds from exercises of stock options	121	346
Repayments of capital lease obligations	(15,605)	(19,214)
Net cash used in financing activities	(83,457)	(19,598)
Effect of exchange rate changes on cash	(491)	710
Net decrease in cash and cash equivalents	(67,971)	(20,177)
Cash and cash equivalents, beginning of period	177,021	71,291
Cash and cash equivalents, end of period	$109,050	$51,114

The accompanying notes are an integral part of these condensed consolidated statements of cash flows.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 and 2009
(unaudited)

1.           Description of the business and recent developments:

Description of business

Cogent Communications Group, Inc. (the “Company”) is a Delaware corporation and is headquartered in Washington, DC. The Company is a facilities-based provider of low-cost, high-speed Internet access and Internet Protocol (“IP”) communications services. The Company’s network is specifically designed and optimized to transmit data using IP. The Company delivers its services to small and medium-sized businesses, communications service providers and other bandwidth-intensive organizations through approximately 21,000 customer connections in North America and Europe.

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

Foreign currency translation adjustment and comprehensive loss

The Company’s only component of “other comprehensive income” is the currency translation adjustment for all periods presented.

	Three months ended September 30, 2008	Three months ended September 30, 2009	Nine months ended September 30, 2008	Nine months ended September 30, 2009
Net loss	$(6,501)	$(3,279)	$(25,709)	$(15,892)
Currency translation	(2,611)	1,313	(1,124)	1,545
Comprehensive loss	$(9,112)	$(1,966)	$(26,833)	$(14,347)

Financial instruments

The Company was party to letters of credit totaling approximately $0.9 million at December 31, 2008 and $0.6 million September 30, 2009.  These letters of credit are secured by certificates of deposit and money market funds of approximately $1.2 million at December 31, 2008 and $0.6 million at September 30, 2009 that are restricted and included in short-term investments and deposits and other assets in the accompanying balance sheets.

At September 30, 2009 and December 31, 2008, the carrying amount of cash and cash equivalents, short-term investments, accounts receivable, prepaid and other current assets, accounts payable, and accrued expenses approximated fair value because of the short-term nature of these instruments. The Company measures its cash equivalents (money market funds) at fair value based upon quoted market prices (Level 1 under Accounting Standard Codification, 820 “Fair Value Measurements and Disclosures”). Based upon the quoted market price (Level 1) at September 30, 2009, the fair value of the Company’s $92.0 million convertible senior notes was approximately $61.9 million.

Basic and diluted net (loss) income per common share

Basic EPS excludes dilution for common stock equivalents and is computed by dividing net income or (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock outstanding during each period, adjusted for the effect of common stock equivalents, if dilutive.

Shares of restricted stock are included in the computation of basic EPS as they vest and are included in diluted EPS, to the extent they are dilutive, determined using the treasury stock method. As of September 30, 2008 and September 30, 2009, 1.7 million and 0.6 million unvested shares of restricted common stock, respectively, are excluded from the computation of basic and diluted loss per share.

Using the “if-converted” method, the shares issuable upon conversion of the Company’s 1.00% Convertible Senior Notes (the “Notes”) were anti-dilutive for the three and nine months ended September 30, 2008 and 2009. Accordingly, the impact has been excluded from the computation of diluted income or (loss) per share. The Notes are convertible into shares of the Company’s common stock at an initial conversion price of $49.18 per share, yielding 3.7 million and 1.9 million shares at September 30, 2008 and September 30, 2009, respectively, subject to certain adjustments set forth in the indenture.

The Company computes the dilutive effect of outstanding options using the treasury stock method. For the three and nine months ended September 30, 2008 and 2009, options to purchase 1.1 million and 0.7 million shares of common stock, respectively, at weighted-average exercise prices of $5.79 and $7.67 per share, respectively, are not included in the computation of diluted (loss) per share as the effect would be anti-dilutive.   For the three and nine months ended September 30, 2008 and 2009, the Company’s employees exercised options for approximately 6,000, 49,000, 159,000 and 365,000 common shares, respectively.

Recent accounting pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB ASC 105, Generally Accepted Accounting Principles  which establishes the FASB Accounting Standards Codification (“ASC”) as the sole source of authoritative generally accepted accounting principles. Pursuant to the provisions of FASB ASC 105, the Company has updated references to GAAP in its financial statements issued for the period ended September 30, 2009. The adoption of FASB ASC 105 did not impact the Company’s financial position or results of operations.

On January 1, 2009, the Company adopted the provisions of Codification Subtopic 470-20, Debt, “Debt with Conversion and Other Options” (“ASC 470-20”). ASC 470-20 clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion.  ASC 470-20 requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate when interest cost is recognized.  ASC 470-20 requires bifurcation of a component of the debt, classification of that component in equity and the amortization of the resulting discount on the debt to be recognized as part of interest expense in the Company’s consolidated statements of operations.

Once adopted, ASC 470-20 requires retrospective application for all periods presented for instruments that were outstanding during any of the periods presented in the consolidated financial statements.  The adoption of ASC 470-20 affected the accounting for the Company’s 1.00% Convertible Senior Notes (the “Notes”).  The retrospective application of this pronouncement affects the period from June 2007 (when the Notes were issued) through December 31, 2008.

The following table sets forth the effect of the retrospective application of ASC 470-20 on certain previously reported line items (in thousands, except per share data):

Consolidated Statements of Operations:

	Three Months ended September 30, 2008
	Originally Reported	As Adjusted
Interest expense	$(3,028)	$(5,112)
Gain — purchase of convertible notes	9,735	3,245
Net income (loss)	2,073	(6,501)
Basic and diluted income (loss) per share	$0.05	$(0.15)
Weighted average common shares - diluted	44,276,989	43,593,205

	Nine months ended September 30, 2008
	Originally Reported	As Adjusted
Interest expense	$(8,250)	$(14,449)
Gain — purchase of convertible notes	9,735	3,245
Net loss	(13,020)	(25,709)
Basic and diluted loss per share	$(0.29)	$(0.57)

Consolidated Balance Sheet:

	December 31, 2008
	Originally Reported	As Adjusted
Deposits and other assets	$3,986	$3,938
Convertible senior notes	90,367	61,725
Additional paid-in capital	390,181	465,114
Accumulated deficit	(269,205)	(315,544)
Total stockholders’ equity	122,356	150,950

The Company has adopted the provisions of ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”).  ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The adoption of the various provisions of ASC 820 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

The Company evaluates its freestanding financial instruments, or embedded features, under the provisions of ASC 815-40 “Derivatives and Hedging — Contracts in Entity’s Own Equity” (“ASC 815-40”) to determine if they are considered indexed to its stock. If the instrument or embedded feature is not eligible for equity classification it would be classified as an asset or liability and remeasured at fair value through earnings.  The Company has determined that its embedded conversion features are considered indexed to its stock. As a result, the adoption of ASC 815-40 did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

The Company accounts for its acquisitions under the provisions of  ASC 805 “Business Combinations” (“ASC 805”).  ASC 805 establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree and recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. ASC 805 also sets forth the disclosures required to be made in the financial statements to evaluate the nature and financial effects of the business combination. There have been no material acquisitions by the Company since January 1, 2009, as a result there has been no material impact related to the Company’s adoption of ASC 805.

ASC 855 “Subsequent Events” establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The Company has adopted the provisions of ASC 855 and has evaluated subsequent events through the date of this filing — November 9, 2009.

2.           Property and equipment:

Depreciation and amortization expense related to property and equipment and capital leases was $15.5 million and $15.2 million for the three months ended September 30, 2008 and 2009, respectively, and was $47.6 million and $44.9 million for the nine months ended September 30, 2008 and 2009, respectively.

Capitalized network construction labor and related costs

The Company capitalized salaries and related benefits of employees working directly on the construction and build-out of its network of $1.0 million and $0.9 million for the three months ended September 30, 2008 and 2009, respectively, and $3.1 million and $3.5 million for the nine months ended September 30, 2008 and 2009, respectively.

3.           Long -term debt:

Convertible Senior Notes

In June 2007, the Company issued its 1.00% Convertible Senior Notes (the “Notes”) due June 15, 2027, for an aggregate principal amount of $200.0 million in a private offering for resale to qualified institutional buyers pursuant to SEC Rule 144A. The Notes are unsecured and bear interest at 1.00% per annum. Interest is payable in cash semiannually in arrears on June 15 and December 15, of each year, beginning on December 15, 2007. The Company received proceeds of approximately $195.1 million, after deducting the original issue discount of 2.25% and issuance costs.

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

As a result of the adoption of ASC 470-20, the Company was required to separately account for the debt and equity components of the Notes in a manner that reflects its nonconvertible debt (unsecured debt) borrowing rate when interest expense is recognized.  The debt and equity components for the Notes were as follows (in thousands):

	December 31, 2008	September 30, 2009
Principal amount of convertible senior notes	$91,978	$91,978
Unamortized discount	(30,253)	(26,881)
Net carrying amount	61,725	65,097
Additional paid-in capital	74,933	74,933

At September 30, 2009, the unamortized discount had a remaining recognition period of approximately 5 years.  The additional interest expense recorded from the increase in the debt discount during the three and nine months ended September 30, 2008 was approximately $2.1 million and $6.2 million, respectively or $0.05 and $0.14 per basic and diluted common share, respectively.  The amount of interest expense recognized and effective interest rate for the three and nine months ended September 30, 2008 and 2009 were as follows (in thousands):

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2009
Contractual coupon interest	$488	$230
Amortization of discount and costs on Notes	2,250	1,151
Interest expense	$2,738	$1,381
Effective interest rate	8.7%	8.7%

	Nine months Ended September 30, 2008	Nine months Ended September 30, 2009
Contractual coupon interest	$1,488	$690
Amortization of discount and costs on Notes	6,706	3,382
Interest expense	$8,194	$4,072
Effective interest rate	8.7%	8.7%

Purchases of Notes

In 2008, the Company purchased an aggregate of $108.0 million of face value of the Notes for $48.6 million in cash in a series of transactions. These transactions resulted in a restated gain, after the impact of the adoption of ASC 470-20, of $23.1 million for the year ended December 31, 2008. The originally recorded gain was $57.6 million for the year ended December 31, 2008. The September 2008 purchase was for $20.0 million of face value of the Notes for $9.9 million in cash. This transaction resulted in an originally recorded gain and restated gain for three and nine months ended September 30, 2008 of $9.7 million and $3.2 million, respectively.

4.           Share Buyback Program:

In August 2007, the Company’s board of directors approved a $50.0 million common stock buyback program (the “Buyback Program”). In June 2008, the Company’s board of directors approved an additional $50.0 million of purchases of the Company’s common stock under the Buyback Program to occur prior to December 31, 2009. In the nine months ended September 30, 2008 and 2009, the Company purchased approximately 4.0 million and 0.1 million shares of its common stock, respectively, for approximately $58.0 million and $0.7 million, respectively, under the Buyback Program. These common shares were subsequently retired.  There were no purchases in the three months ended September 30, 2009. As of September 30, 2009, there was approximately $30.1 million remaining under the Buyback Program.

5.           Contingencies:

Current and potential litigation

The Company is involved in disputes with certain telephone companies that provide it local circuits or leased optical fibers and with the bankruptcy estate of a former customer. The total amount claimed by these vendors and the estate is approximately $1.8 million. The Company does not believe any of these amounts are owed and intends to vigorously defend its position and believes that it has adequately reserved for any potential liability.

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

Allied Riser warrants

In connection with the February 2002 merger with Allied Riser, the Company assumed warrants issued by Allied Riser that could convert into approximately 5,200 shares of the Company’s common stock. During the nine months ended September 30, 2009, warrants with a carrying amount of approximately $0.5 million expired resulting in a reduction to warrants and a corresponding increase to additional paid-in capital of $0.5 million.

Purchase agreement

In June 2009, the Company entered into an amended equipment purchase agreement with a vendor.  Under the agreement, and prior agreements the Company will be required to purchase equipment totaling approximately $26 million through 2011.

6.           Related party transactions:

Office lease

The Company’s headquarters is located in an office building owned by a partnership (6715 Kenilworth Avenue Partnership). The two owners of the partnership are the Company’s Chief Executive Officer, who has a 51% interest in the partnership and his wife, Ruth Schaeffer, who has a 49% interest in the partnership. The Company paid $0.2 million and $0.5 million for the three and nine months ended September 30, 2008, respectively, and $0.2 million and $0.5 million for the three and nine months ended September 30, 2009, respectively, in rent and related costs (including taxes and utilities) to this partnership. The lease expires in August 2012. The dollar value of the Company’s Chief Executive Officer’s interest in the lease payments for the nine months ended September 30, 2008 and 2009 was $0.25 million and $0.25 million, respectively. The dollar value of his wife’s interest in the lease payment for the nine months ended September 30, 2008 and 2009 was $0.25 million and $0.25 million, respectively.  If the Company’s Chief Executive Officer’s interest is combined with that of his wife then the total dollar value of his interest in the lease payments for the nine months ended September 30, 2008 and 2009 was $0.5 million and $0.5 million, respectively.

7.           Segment information:

The Company operates as one operating segment. Below are the Company’s service revenue and long lived assets by geographic region (in thousands):

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2009	Nine months Ended September 30, 2008	Nine months Ended September 30, 2009
Revenues
North America	$42,429	$46,811	$124,011	$135,150
Europe	12,165	13,418	36,553	38,145
Total	$54,594	$60,229	$160,564	$173,295

	December 31, 2008	September 30, 2009
Long lived assets, net
North America	$197,640	$220,554
Europe	46,473	47,036
Total	$244,113	$267,590

8.           Subsequent event:

Revolving line of credit

In October 2009, the Company entered into a $20.0 million revolving line of credit facility with a bank.  Borrowings under the facility may be used for general corporate purposes, acquisitions, purchases of the Company’s common stock, and purchases of the Company’s convertible notes. The facility expires and all amounts must be repaid on October 14, 2010. The Company’s ability to draw under the revolving facility is conditioned upon, among other things, (i) the size of the Company’s borrowing base, which is comprised of the Company’s accounts receivable in the United States and Canada, and amounts the Company has on deposit with the bank; (ii) the Company’s ability to make the representations and warranties contained in the loan documents on the date of such borrowing; and (iii) the absence of any default or event of default under its loan documents. The revolving facility has a floating interest rate of one month LIBOR plus 2.5% per annum, subject to a minimum interest rate of 3%.

The Company’s obligations under the revolving facility are secured by a lien on the accounts, general intangibles and certain other assets of the Company and its U.S. and Canadian operating subsidiaries. The revolving facility contains customary covenants, including, but not limited to, restrictions on the Company and its U.S. and Canadian operating subsidiaries’ ability to grant liens or security interests on assets subject to the banks security interest and pay dividends. The revolving facility requires the maintenance of a trailing four quarter ratio of the Company’s funded debt to adjusted EBITDA (as defined) of less than 3.0:1.0 and a ratio of the Company’s adjusted EBITDA (as defined) less dividends and capital expenditures to its debt constituting current maturities (excluding any amounts due under the revolving credit facility) above 0.9:1 for the quarters ended September 30, 2009 and December 31, 2009 and 1.2:1.0 for the quarters thereafter.

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

General Overview

We are a leading facilities-based provider of low-cost, high-speed Internet access and IP communications services. Our network is specifically designed and optimized to transmit data using IP. IP networks are significantly less expensive to operate and are able to achieve higher performance levels than the traditional circuit-switched networks used by many of our competitors when providing Internet access services, which, we believe, gives us cost and performance advantages. We deliver our services to small and medium-sized businesses, communications service providers and other bandwidth-intensive organizations through approximately 21,000 customer connections in North America and Europe. Our primary on-net service is Internet access at a speed of 100 Megabits per second or greater, much faster than typical Internet access currently offered to businesses. We offer this on-net service exclusively through our own facilities, which run all the way to our customers’ premises.

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

Our network is comprised of in-building riser facilities, metropolitan optical fiber networks, metropolitan traffic aggregation points and inter-city transport facilities. The network is physically connected entirely through our facilities to 1,421 buildings in which we provide our on-net services, including 1,013 multi-tenant office buildings. We also provide on-net services in carrier-neutral colocation facilities, Cogent controlled data centers and single-tenant office buildings. Because of our integrated network architecture, we are not dependent on local telephone companies to serve our on-net customers. We emphasize the sale of on-net services because we believe we have a competitive advantage in providing these services and our sales of these services generate higher gross profit margins than our off-net and non-core services.

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

Due to our strategic acquisitions of network assets and equipment, we believe we are positioned to grow our revenue base. We continue to purchase and deploy network equipment to parts of our network to maximize the utilization of our assets and to expand our network. Our future capital expenditures will be based primarily on our planned expansion of our network, the addition of on-net buildings and the concentration and growth of our customer base. We plan to continue to expand our network and to increase our number of on-net buildings by approximately 120 buildings by December 31, 2009 from 1,326 buildings at December 31, 2008. We expect our 2009 capital expenditures to be greater than our 2008 capital expenditure rate due to the increase in our network expansion activities.

Historically, our operating expenses have exceeded our service revenue resulting in operating losses of $29.9 million, $22.2 million and $5.1 million in the years ended December 31, 2007 and  2008 and the nine months ended September 30, 2009, respectively. In each of these periods, our operating expenses consisted primarily of the following:

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

•      growth in our on-net buildings; and

•      cash flows.

Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2009

The following summary table presents a comparison of our results of operations for the three months ended September 30, 2008 and 2009 with respect to certain key financial measures. The comparisons illustrated in the table are discussed in greater detail below.

	Three months ended September 30,		Percent
	2008	2009	Change
	(in thousands)
Service revenue	$54,594	$60,229	10.3%
On-net revenue	44,243	48,050	8.6%
Off-net revenue	8,995	11,127	23.7%
Non-core revenue	1,356	1,052	(22.4)%
Network operations expenses (1)	24,059	26,375	9.6%
Selling, general, and administrative expenses (2)	16,403	16,847	2.7%
Equity-based compensation expense	4,023	1,267	(68.5)%
Depreciation and amortization expenses	15,494	15,282	(1.4)%
Gain on convertible debt purchase	3,245	—	(100.0)%

(1)  Excludes equity-based compensation expense of $80 and $25 for the three months ended September 30, 2008 and 2009, respectively, which, if included would have resulted in a period-to-period change of 9.4%.

(2)  Excludes equity-based compensation expense of $3,943 and $1,242 for the three months ended September 30, 2008 and 2009, respectively, which, if included would have resulted in a period-to-period change of (11.1)%.

Service Revenue. Our service revenue increased 10.3% from $54.6 million for the three months ended September 30, 2008 to $60.2 million for the three months ended September 30, 2009. The impact of exchange rates resulted in a reduction of revenues for the three months ended September 30, 2009 of approximately $0.9 million.  All foreign currency comparisons herein reflect third quarter 2009 results translated at the average foreign currency exchange rates for the third quarter of 2008.  For the three months ended September 30, 2008 and 2009, on-net, off-net and non-core revenues represented 81.0%, 16.5% and 2.5% and 79.8%, 18.5% and 1.7% of our service revenues, respectively.

Revenues from our corporate and net centric customers represented 45.9% and 54.1% of our service revenue, respectively, for the three months ended September 30, 2008 and represented 47.2% and 52.8% of our service revenue, respectively, for the three months ended September 30, 2009.  Revenues from corporate customers increased 13.3% from $25.1 million for the three months ended September 30, 2008 to $28.4 million for the three months ended September 30, 2009.  Revenues from our net-centric customers increased 7.8% from $29.5 million for the three months ended September 30, 2008 to $31.8 million for the three months ended September 30, 2009.   The difference in the increase percentages in net centric revenues as compared to the increase in corporate revenues is primarily attributed to a decline in the average revenue per net centric customer connection from discounting and from the impact of exchange rates (all of our European revenues are from net centric customers). In June 2008, we introduced additional volume and term based discounts to certain of our net centric customers in an effort to continue to gain market share and to continue to grow our revenues.

Our on-net revenues increased 8.6% from $44.2 million for the three months ended September 30, 2008 to $48.1 million for the three months ended September 30, 2009. Our on-net revenues increased as we increased the number of our on-net customer connections by 25.0% from approximately 13,300 at September 30, 2008 to approximately 16,600 at September 30, 2009. On-net customer connections increased at a greater rate than on-net revenues due to a decline in the average revenue per on-net customer connection — primarily from our net centric customers. This decline is partly attributed to a shift in the customer connection mix and due to volume and term based pricing discounts. Due to the increase in the size of our sales force, we are now able to focus not only on customers who purchase high-bandwidth connections, as we have done historically, but also on customers who purchase lower-bandwidth connections. We expect to continue to focus our sales efforts on a broad mix of customers. Additionally, on-net customers who cancel their service from our installed base of customers, in general, have greater average revenue per connection than new customers. These trends and the impact of foreign exchange rates resulted in a reduction to our average revenue per on-net connection.

Our off-net revenues increased 23.7% from $9.0 million for the three months ended September 30, 2008 to $11.1 million for the three months ended September 30, 2009.  Our off-net customer connections increase by 9.8% from approximately 3,000 at September 30, 2008 to approximately 3,300 at September 30, 2009. Off-net revenues increased at a greater rate than off-net customer connections due to an increase in the average revenue per off-net customer connection. Off-net customers who cancel their service, in general, have an average revenue per connection that is less than the average revenue per connection for new off-net customers who generally purchase higher-bandwidth connections.

Our non-core revenues decreased 22.4% from $1.4 million for the three months ended September 30, 2008 to $1.1 million for the three months ended September 30, 2009. The number of our non-core customer connections increased 63.6% from approximately 650 at September 30, 2008 to approximately 1,070 at September 30, 2009 due to the May 2009 acquisition of approximately 685 non-core customer connections. We do not actively market acquired non-core services and expect that the associated service revenue will continue to decline.

Network Operations Expenses. Our network operations expenses, excluding equity-based compensation expense, increased 9.6% from $24.1 million for the three months ended September 30, 2008 to $26.4 million for the three months ended September 30, 2009. The impact of exchange rates resulted in a reduction of network operations expenses for the three months ended September 30, 2009 of approximately $0.3 million.  The increase in network operations expenses is primarily attributable to an increase in costs related to our network and facilities expansion activities and an increase in our off-net revenues.

Selling, General, and Administrative Expenses. Our SG&A expenses, excluding equity-based compensation expense, increased 2.7% from $16.4 million for the three months ended September 30, 2008 to $16.8 million for the three months ended September 30, 2009. The impact of exchange rates resulted in a reduction of SG&A expenses for the three months ended September 30, 2009 of approximately $0.3 million.  SG&A expenses increased primarily from the increase in salaries and related costs required to support our expanding sales and marketing efforts.

Equity-based Compensation Expense. Equity-based compensation expense results from grants of restricted stock and stock options. Equity-based compensation expense decreased 68.5% from $4.0 million for the three months ended September 30, 2008 to $1.3 million for the three months ending September 30, 2009 primarily due to the completion of the service period in April 2009 of certain restricted stock grants made in April 2007.

Depreciation and Amortization Expenses. Our depreciation and amortization expense decreased 1.4% from $15.5 million for the three months ended September 30, 2008 to $15.3 million for the three months ended September 30, 2009. The decrease is primarily due to the decline in depreciation expense from fully depreciated fixed assets more than offsetting depreciation expense associated with the increase in deployed fixed assets.

Purchases of Notes

In June 2007, we issued our 1.00% Convertible Senior Notes (the “Notes”) due June 15, 2027, for an aggregate principal amount of $200.0 million.  In September, October and December 2008, we purchased an aggregate of $108.0 million of face value of the Notes for $48.6 million in cash in a series of transactions. These transactions resulted in gains totaling $23.1 million for the year ended December 31, 2008. The September 2008 purchase was for $20.0 million of face value of the Notes for $9.9 million in cash. This transaction resulted in a gain of $3.2 million for the three and nine months ended September 30, 2008.

Buildings On-net. As of September 30, 2008 and 2009, we had a total of 1,301 and 1,421 on-net buildings connected to our network, respectively.

Nine months Ended September 30, 2008 Compared to the Nine months Ended September 30, 2009

The following summary table presents a comparison of our results of operations for the nine months ended September 30, 2008 and 2009 with respect to certain key financial measures. The comparisons illustrated in the table are discussed in greater detail below.

	Nine months ended September 30,		Percent
	2008	2009	Change
	(in thousands)
Service revenue	$160,564	$173,295	7.9%
On-net revenue	131,268	138,795	5.7%
Off-net revenue	25,448	31,556	24.0%
Non-core revenue	3,848	2,944	(23.5)%
Network operations expenses (1)	68,969	75,004	8.8%
Selling, general, and administrative expenses (2)	46,402	50,877	9.6%
Asset impairment	1,592	—	(100.0)%
Equity-based compensation expense	13,614	7,430	(45.4)%
Depreciation and amortization expenses	47,619	45,128	(5.2)%
Gain on convertible debt purchase	3,245	—	(100.0)%

(1)  Excludes equity-based compensation expense of $248 and $149 in the nine months ended September 30, 2008 and 2009, respectively, which, if included would have resulted in a period-to-period change of 8.6%.

(2)  Excludes equity-based compensation expense of $13,366 and $7,281 the nine months ended September 30, 2008 and 2009, respectively, which, if included would have resulted in a period-to-period change of (2.7)%.

Service Revenue. Our service revenue increased 7.9% from $160.6 million for the nine months ended September 30, 2008 to $173.3 million for the nine months ended September 30, 2009. The impact of exchange rates resulted in a reduction of revenues for the nine months ended September 30, 2009 of approximately $6.1 million.  All foreign currency comparisons herein reflect results for the nine months ended September 30, 2009 translated at the average foreign currency exchange rates for the nine months ended September 30, 2008. For the nine months ended September 30, 2008 and 2009, on-net, off-net and non-core revenues represented 81.8%, 15.8% and 2.4% and 80.1%, 18.2% and 1.7% of our service revenues, respectively.

Revenues from our corporate and net centric customers represented 44.1% and 55.9% of our service revenue, respectively, for the nine months ended September 30, 2008 and represented 47.6% and 52.4% of our service revenue, respectively, for the nine months ended September 30, 2009.  Revenues from corporate customers increased 16.5% from $70.9 million for the nine months ended September 30, 2008 to $82.5 million for the nine months ended September 30, 2009.  Revenues from our net-centric customers increased 1.2% from $89.7 million for the nine months ended September 30, 2008 to $90.8 million for the nine months ended September 30, 2009.   The difference in the increase percentages in net centric revenues as compared to the increase in corporate revenues is primarily due to a decline in the average revenue per net centric customer connection from discounting and due to the impact of exchange rates (all of our European revenues are from net centric customers).  In June 2008, we introduced additional volume and term based discounts to certain of our net centric customers in an effort to continue to gain market share and to continue to grow our revenues.

Our on-net revenues increased 5.7% from $131.3 million for the nine months ended September 30, 2008 to $138.8 million for the nine months ended September 30, 2009. Our on-net revenues increased as we increased the number of our on-net customer connections by 25.0% from approximately 13,300 at September 30, 2008 to approximately 16,600 at September 30, 2009. On-net customer connections increased at a greater rate than on-net revenues due to a decline in the average revenue per on-net customer connection — primarily from our net centric customers. This decline is partly attributed to a shift in the customer connection mix and due to volume and term based pricing discounts. Due to the increase in the size of our sales force, we are now able to focus not only on customers who purchase high-bandwidth connections, as we have done historically, but also on customers who purchase lower-bandwidth connections. We expect to continue to focus our sales efforts on a broad mix of customers. Additionally, on-net customers who cancel their service from our installed base of customers, in general, have a greater average revenue per connection than new customers. These trends and the impact of foreign exchange rates resulted in a reduction to our average revenue per on-net connection.

Our off-net revenues increased 24.0% from $25.4 million for the nine months ended September 30, 2008 to $31.6 million for the nine months ended September 30, 2009.  Our off-net customer connections increased by 9.8% from approximately 3,000 at September 30, 2008 to approximately 3,300 at September 30, 2009. Off-net revenues increased at a greater rate than off-net customer connections due to an increase in the average revenue per off-net customer connection. Off-net customers who cancel their service, in general, have a lower average revenue per connection than new off-net customers who generally purchase higher-bandwidth connections.

Our non-core revenues decreased 23.5% from $3.8 million for the nine months ended September 30, 2008 to $2.9 million for the nine months ending September 30, 2009. The number of our non-core customer connections increased 63.6% from approximately 650 at September 30, 2008 to approximately 1,070 at September 30, 2009 due to the May 2009 acquisition of approximately 685 non-core customer connections. We do not actively market acquired non-core services and expect that the associated service revenue will continue to decline.

Network Operations Expenses. Our network operations expenses, excluding equity-based compensation expense, increased 8.8% from $69.0 million for the nine months ended September 30, 2008 to $75.0 million for the nine months ended September 30, 2009. The impact of exchange rates resulted in a reduction of network operations expenses for the nine months ended September 30, 2009 of approximately $2.2 million.  The increase is primarily attributable to an increase in costs related to our network and facilities expansion activities and increase in our off-net revenues partly offset by the decline in network operations expenses associated with the decline in our non-core revenues and the impact of foreign exchange.

Selling, General, and Administrative Expenses. Our SG&A expenses, excluding equity-based compensation expense, increased 9.6% from $46.4 million for the nine months ended September 30, 2008 to $50.9 million for the nine months ended September 30, 2009. The impact of exchange rates resulted in a reduction of SG&A expenses for the nine months ended September 30, 2009 of approximately $1.9 million.  SG&A expenses increased primarily from the increase in salaries and related costs required to support our expanding sales and marketing efforts partly offset by the impact of foreign exchange.

Equity-based Compensation Expense. Equity-based compensation expense results from grants of restricted stock and stock options. Equity-based compensation expense decreased 45.4% from $13.6 million for the nine months ended September 30, 2008 to $7.4 million for the nine months ending September 30, 2009. The decrease is primarily attributed to fully-vested share grants made to our board of directors in January 2008 resulting in approximately $1.2 million of equity-based compensation expense in the nine months ended September 30, 2008.  There were no such share grants in the nine months ended September 30, 2009. The decrease is also due to the completion of the service period in April 2009 of certain restricted stock grants made in April 2007.

Depreciation and Amortization Expenses. Our depreciation and amortization expense decreased 5.2% from $47.6 million for the nine months ended September 30, 2008 to $45.1 million for the nine months ended September 30, 2009. The decrease is primarily due to the decline in depreciation expense from fully depreciated fixed assets more than offsetting depreciation expense associated with the increase in deployed fixed assets.

Asset Impairment.     In the first quarter of 2008, we recorded an impairment charge of $1.6 million related to an IRU asset under a capital lease. The IRU asset was no longer in use and we have obtained alternative dark fiber that serves the related facilities and customers.

Purchases of Notes

In June 2007, we issued our 1.00% Convertible Senior Notes (the “Notes”) due June 15, 2027, for an aggregate principal amount of $200.0 million.  In September, October and December 2008, we purchased an aggregate of $108.0 million of face value of the Notes for $48.6 million in cash in a series of transactions. These transactions resulted in gains totaling $23.1 million for the year ended December 31, 2008. The September 2008 purchase was for $20.0 million of face value of the Notes for $9.9 million in cash. This transaction resulted in a gain of $3.2 million for the nine months ended September 30, 2008.

Buildings On-net. As of September 30, 2008 and 2009, we had a total of 1,301 and 1,421 on-net buildings connected to our network, respectively.

Liquidity and Capital Resources

In assessing our liquidity, management reviews and analyzes our current cash and cash equivalent balances, short-term investments, accounts receivable, accounts payable, accrued liabilities, capital expenditure commitments, and required capital lease and debt payments and other obligations.

Cash Flows

The following table sets forth our consolidated cash flows for the nine months ended September 30, 2008 and nine months ended September 30, 2009.

	Nine months ended September 30,
(in thousands)	2008	2009
Net cash provided by operating activities	$43,543	$40,598
Net cash used in investing activities	(27,566)	(41,887)
Net cash used in financing activities	(83,457)	(19,598)
Effect of exchange rates on cash	(491)	710
Net decrease in cash and cash equivalents during period	$(67,971)	$(20,177)

Net Cash Provided by Operating Activities.  Our primary sources of operating cash are receipts from our customers who are billed on a monthly basis for our services. Our primary uses of operating cash are payments made to our vendors and employees. Net cash provided by operating activities was $43.5 million for the nine months ended September 30, 2008 compared to net cash provided by operating activities of $40.6 million for the nine months ended September 30, 2009. The changes in assets and liabilities were an increase of cash of $2.6 million for the nine months ended September 30, 2008 compared to an increase of cash of $0.7 million for the nine months ended September 30, 2009.

Net Cash Used In Investing Activities.  Net cash used in investing activities was $27.6 million for the nine months ended September 30, 2008 and $41.9 million for the nine months ended September 30, 2009.  Our primary use of investing cash for the nine months ended September 30, 2008 and nine months ended September 30, 2009 was $28.3 million and $41.8 million, respectively, for the purchases of property and equipment. The increase in purchases of property and equipment from the nine months ended September 30, 2008 to the nine months ended September 30, 2009 is primarily due to the increase in our network expansion activities. Our primary source of investing cash for the nine months ended September 30, 2008 was $0.6 million from the maturities of short-term investments.

Net Cash Used In Financing Activities.   Net cash used in financing activities was $83.5 million for the nine months September 30, 2008.  Net cash used in financing activities was $19.6 million for the nine months September 30, 2009.  Our primary uses of financing cash for the nine months ended September 30, 2008 were $58.0 million for the purchases of shares of our common stock, $9.9 million for the purchase of $20.0 million face value of our 1.00% Convertible Senior Notes and $15.6 million of principal payments under our capital lease obligations. Our primary use of financing cash for the nine months ended September 30, 2009 was $19.2 million of principal payments under our capital lease obligations and $0.7 million for the purchases of shares of our common stock. The increase in principal payments under our capital lease obligations from the nine months ended September 30, 2008 to the nine months ended September 30, 2009 is primarily due to the increase in our network expansion activities including our expansion into Mexico.

Cash Position and Indebtedness

Our total indebtedness, net of discount, at September 30, 2009 was $175.1 million and our total cash and cash equivalents and short-term investments were $51.1 million. Our total indebtedness, net of discount, at September 30, 2009 includes $110.0 million of capital lease obligations for dark fiber primarily under 15-25 year IRUs, of which approximately $10.8 million is considered a current liability.

$150.0 Million Common Stock Repurchases

In June 2007 we used approximately $50.1 million of the net proceeds from our issuance of our $200.0 million Convertible Senior Notes to repurchase approximately 1.8 million shares of our common stock. These 1.8 million common shares were subsequently retired.

In August 2007, our board of directors approved a common stock buyback program (the “Buyback Program”). Under the Buyback Program we were authorized to purchase up to $50.0 million of our common stock prior to December 31, 2008. In June 2008, our board of directors approved an additional $50.0 million of purchases of our common stock to occur prior to December 31, 2009. In the nine months ended September 30, 2009, we purchased approximately 0.1 million shares of our common stock for approximately $0.7 million under the Buyback Program. These common shares were subsequently retired.  There were no purchases in the three months ended September 30, 2009. As of September 30, 2009, there was approximately $30.1 million remaining under the Buyback Program.

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

In September, October and December 2008, we purchased an aggregate of $108.0 million of face value of the Notes for $48.6 million in cash in a series of transactions. These transactions resulted in a gain of $23.1 million for the year ended December 31, 2008. After these transactions, there is $92.0 million of face value of the Notes outstanding. We may purchase additional Notes.

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

Revolving line of credit

In October 2009, we entered into a $20.0 million revolving line of credit facility with a bank.  Borrowings under the facility may be used for general corporate purposes, acquisitions, purchases of our common stock, and purchases of our convertible notes. The facility expires and all amounts must be repaid on October 14, 2010. Our ability to draw under the revolving facility is conditioned upon, among other things, (i) the size of our borrowing base, which is comprised of our accounts receivable in the United States and Canada and amounts we have on deposit with the bank; (ii) our ability to make the representations and warranties contained in the loan documents on the date of such borrowing; and (iii) the absence of any default or event of default under its loan documents. The revolving facility has a floating interest rate of one month LIBOR plus 2.5% per annum, subject to a minimum interest rate of 3%.

Our obligations under the revolving facility are secured by a lien on the accounts, general intangibles and certain of our other assets and our U.S. and Canadian operating subsidiaries. The revolving facility contains customary covenants, including, but not limited to, restrictions on us and our U.S. and Canadian operating subsidiaries’ ability to grant liens or security interests on assets subject to the banks security interest and pay dividends. The revolving facility requires the maintenance of a trailing four quarter ratio of our funded debt to adjusted EBITDA (as defined) of less than 3.0:1.0 and a ratio of our adjusted EBITDA (as defined) less dividends and capital expenditures to its debt constituting current maturities (excluding amounts due under this revolving credit facility) above 0.9:1 for the quarters ended September 30, 2009 and December 31, 2009 and 1.2:1.0 for the quarters thereafter.

Contractual Obligations and Commitments

For our contractual obligations and commitments see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2008.

In June 2009, we entered into an amended equipment purchase agreement with a vendor.  As of September 30, 2009, we are required, under this agreement and prior agreements to purchase equipment totaling approximately $26 million through 2011, which represents an increase in our contractual cash commitments.

Future Capital Requirements

We believe that, if we execute our business plan, our cash on hand, cash generated from our operating activities and the availability under our line of credit facility will be adequate to meet our working capital, capital expenditure, debt service and other cash requirements including future potential purchases by us of our common stock or the Notes.

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

Critical Accounting Policies and Significant Estimates

Management believes that, except as discussed below, as of September 30, 2009, there have been no material changes to our critical accounting policies and significant estimates from those listed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2008.

On January 1, 2009, we adopted Codification Subtopic 470-20, Debt, “Debt with Conversion and Other Options” (“ASC 470-20”).  ASC 470-20 clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion.  ASC 470-20 requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate when interest cost is recognized.  ASC 470-20 requires bifurcation of a component of the debt, classification of that component in equity and the amortization of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statements of operations.

The adoption of ASC 470-20 affected the accounting for our 1.00% Convertible Senior Notes (the “Notes”).  The retrospective application of this pronouncement affected the period from June 2007 (when the Notes were issued) through December 31, 2008 including the accounting for our purchases of Notes in September, October and December 2008.    The adoption of ASC 470-20 required us to estimate the fair value of our Notes on the issuance date and on each purchase date.  The fair value we assigned to the liability component of our Notes was determined using interest rates of similar debt that excluded a conversion feature and then applying that effective interest rate to the cash flows associated with the Notes to calculate the present value.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB ASC 105, Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification (“ASC”) as the sole source of authoritative generally accepted accounting principles. Pursuant to the provisions of FASB ASC 105, we updated references to GAAP in our financial statements issued for the period ended September 30, 2009. The adoption of FASB ASC 105 did not impact our financial position or results of operations.

We have adopted the provisions of ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”).  ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The adoption of the various provisions of ASC 820 did not have a material effect on our consolidated financial position, results of operations or cash flows.

We evaluate our freestanding financial instruments, or embedded features, under the provisions of ASC 815-40 “Derivatives and Hedging — Contracts in Entity’s Own Equity” (“ASC 815-40”)  to determine if they are considered indexed to our stock. If the instrument or embedded feature is not eligible for equity classification it would be classified as an asset or liability and remeasured at fair value through earnings.  We have determined that our embedded conversion features are considered indexed to our stock. As a result, the adoption of ASC 815-40, did not have a material impact on our consolidated financial position, results of operations, or cash flows.

We account for our acquisitions under the provisions of ASC 805 “Business Combinations”.  ASC 805 establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree and recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. ASC 805 also sets forth the disclosures required to be made in the financial statements to evaluate the nature and financial effects of the business combination. We have not entered into a material acquisitions since January 1, 2009, as a result there has been no material impact related to our adoption of ASC 805.

ASC 855 “Subsequent Events” establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. As of this date we have adopted the provisions of ASC 855 and we have evaluated subsequent events through the date of this filing — November 9, 2009.

ITEM 3.                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

For quantitative and qualitative disclosures about market risk see Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” of our annual report on Form 10-K for the year ended December 31, 2008. Our exposures to market risk have not changed materially since December 31, 2008.  Based upon the quoted market price at September 30, 2009, the fair value of our $92.0 million of 1.00% Convertible Senior Notes was approximately $61.9 million.

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

ITEM 2.                  UNREGSITERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Purchases of Equity Securities

On August 14, 2007, we announced that our Board of Directors had authorized a plan to permit the repurchase of up to $50.0 million of our common stock in negotiated and open market transactions. In June 2008, we announced that our Board of Directors had authorized an additional repurchase of up to $50.0 million of our common stock in negotiated and open market transactions through December 31, 2009. As of September 30, 2009, we had purchased 4,948,485 shares of our common stock pursuant to these authorizations for an aggregate of $69.9 million; approximately $30.1 million remained available for such negotiated and open market transactions concerning our common stock. We may purchase shares and our convertible notes from time to time depending on market, economic, and other factors. The authorization will continue through December 31, 2009. We did not purchase any shares of our common stock during the third quarter of 2009.

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 6.                  EXHIBITS.

(a) Exhibits

Exhibit Number	Description
10.1	Commercial Note and Agreement to Commercial Note and related Security Agreement, dated October 15, 2009, between Cogent Communications Group, Inc. and SunTrust Bank (filed herewith)
31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer (filed herewith)
32.2	Certification of Chief Financial Officer (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2009	COGENT COMMUNICATIONS GROUP, INC.

	By:	/s/ David Schaeffer
Name: David Schaeffer
Title: Chairman of the Board and Chief Executive Officer

Date: November 9, 2009	By:	/s/ Thaddeus G. Weed
Name: Thaddeus G. Weed
Title: Chief Financial Officer (Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description
10.1	Commercial Note and Agreement to Commercial Note and related Security Agreement, dated October 15, 2009, between Cogent Communications Group, Inc. and SunTrust Bank (filed herewith)
31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer (filed herewith)
32.2	Certification of Chief Financial Officer (filed herewith)