Form 10-K
period 2009-12-31
COGENT COMMUNICATIONS GROUP INC
filed 2010-03-01
CIK 1158324

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2009
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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        The number of shares outstanding of the issuer's common stock, par value $0.001 per share, as of February 26, 2010 was 44,853,974.

        The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing price of $8.15 per share on June 30, 2009 as reported by the NASDAQ Global Select Market was approximately $343 million.

COGENT COMMUNICATIONS GROUP, INC.
FORM 10-K ANNUAL REPORT

FOR THE YEAR ENDED DECEMBER 31, 2009

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's definitive proxy statement for the registrant's 2010 annual shareholders meeting are incorporated by reference in Part III of this Form 10-K.

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

PART I

ITEM 1.    BUSINESS

Overview

        We are a leading facilities-based provider of low-cost, high-speed Internet access and Internet Protocol, or IP, communications services. Our network is specifically designed and optimized to transmit data using IP. We deliver our services primarily to small and medium-sized businesses, communications service providers and other bandwidth-intensive organizations through approximately 21,300 customer connections in North America and Europe.

        Our primary on-net service is Internet access at a speed of 100 Megabits per second, much faster than typical Internet access currently offered to businesses. We offer this on-net service exclusively through our own facilities, which run all the way to our customers' premises. Because of our integrated network architecture, we are not dependent on local telephone companies to serve these on-net customers. Our typical customers in multi-tenant office buildings are law firms, financial services firms, advertising and marketing firms and other professional services businesses. We also provide on-net Internet access to certain bandwidth-intensive users such as universities, other ISPs and commercial content providers at speeds of up to ten Gigabits per second. For the years ended December 31, 2007, 2008 and 2009, our on-net customers generated 79.0%, 81.7% and 79.9%, respectively, of our total service revenue.

        In addition to providing our on-net services, we also provide Internet connectivity to customers that are not located in buildings directly connected to our network. We serve these off-net customers using other carriers' facilities to provide the "last mile" portion of the link from our customers' premises to our network. For the years ended December 31, 2007, 2008 and 2009, our off-net customers generated 17.3%, 16.1%, and 18.4%, respectively, of our total service revenue.

        Non-core services are those services we acquired and continue to support but do not actively sell. For the years ended December 31, 2007, 2008 and 2009, non-core services generated 3.7%, 2.2% and 1.7%, respectively, of our total service revenue.

        We also operate 39 data centers comprising over 352,000 square feet throughout North America and Europe that allow customers to co-locate their equipment and access our network.

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

        Experienced Management Team.    Our senior management team is composed of seasoned executives with extensive expertise in the telecommunications industry as well as knowledge of the markets in which we operate. The members of our senior management team have an average of over 20 years of experience in the telecommunications industry. Our senior management team has designed and built our network and led the integration of our network assets, customers and service offerings we acquired through 13 significant acquisitions.

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

        Our network serves over 140 metropolitan markets in North America and Europe and encompasses:

  •
  over 1,035 multi-tenant office buildings strategically located in commercial business districts;

  •
  over 410 carrier-neutral Internet aggregation facilities, data centers and single-tenant buildings;

  •
  over 330 intra-city networks consisting of over 13,300 fiber miles;

  •
  an inter-city network of more than 46,100 fiber route miles; and

  •
  multiple high-capacity transatlantic circuits connecting the North American and European portions of our network.

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

Inter-city Networks

        Our inter-city network consists of optical fiber connecting major cities in North America and Europe. The North American and European portions of our network are connected by transatlantic circuits. Our network was built by acquiring from various owners of fiber optic networks the right to use typically two strands of optical fiber out of the multiple fibers owned by the carrier. We have installed the optical and electronic equipment necessary to amplify, regenerate, and route the optical signals along these networks. We have the right to use the fiber under long term agreements. We pay these providers fees for the maintenance of the optical fiber and provide our own equipment maintenance.

Intra-city Networks

        In each metropolitan area in which we provide high-speed on-net Internet access service, our backbone network is connected to one or more routers connected to one or more of our metropolitan optical networks. We create our intra-city networks by obtaining the right to use optical fiber from carriers with optical fiber networks in those cities. These metropolitan networks consist of optical fiber that runs from the central router in a market into routers located in our on-net buildings. In most cases the metropolitan fiber runs in a ring architecture, which provides redundancy so that if the fiber is cut, data can still be transmitted to the central router by directing traffic in the opposite direction around the ring. The router in the building provides a connection to each on-net customer.

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

Internetworking

        The Internet is an aggregation of interconnected networks. We have settlement free interconnections between our network and most major Internet Service Providers, or ISPs, at approximately 50 locations. We interconnect our network through public and private peering arrangements. Public peering is the means by which ISPs have traditionally connected to each other at central, public facilities. Larger ISPs also exchange traffic and interconnect their networks by means of direct private connections referred to as private peering.

        Peering agreements between ISPs are necessary in order for them to exchange traffic. Without peering agreements, each ISP would have to buy Internet access from every other ISP in order for its customer's traffic, such as email, to reach and be received from customers of other ISPs. We are considered a Tier 1 ISP and, as a result, we have settlement-free peering arrangements with other providers. This allows us to exchange traffic with those ISPs without payment by either party. In such arrangements, each party exchanging traffic bears its own cost of delivering traffic to the point at which it is handed off to the other party. We also engage in public peering arrangements in which each party also pays a fee to the owner of routing equipment that operates as the central exchange for all the participants. We do not treat our settlement-free peering arrangements as generating revenue or expense related to the traffic exchanged. However, we charge customers representing approximately 2,800 networks for transit services across our network and we sell this service at approximately 450 locations.

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

Our Services

        We offer high-speed Internet access and IP connectivity primarily to small and medium-sized businesses, communications providers and other bandwidth-intensive organizations located in North America and Europe.

        The table below shows our primary service offerings:

On-Net Services	Bandwidth (Mbps)
Fiber500	0.5
Two Meg	2.0
Fast Ethernet	100
Gigabit Ethernet	1,000
10 Gigabit Ethernet	10,000
Colocation with Internet Access	2 to 10,000
Point-to-Point	10 to 10,000

Off-Net Services	Bandwidth (Mbps)
T1 or E1	1.5 or 2.0
T3 or E3	45 or 34
Ethernet	10, 100 or 1,000

        We offer on-net services in over 140 metropolitan markets. We serve over 1,450 buildings of which more than 1,230 are located in North America with the remainder located in Europe. Our most popular on-net service in North America is our Fast Ethernet service, which provides Internet access at 100 megabits per second. We typically offer our Fast Ethernet (Internet access) service to our small and medium-sized business customers at $1,000 a month for month-to-month service. We also offer Internet access services at higher speeds of up to ten Gigabits per second. These services are generally used by customers that have businesses, such as web hosting, that are Internet based and are generally delivered at data centers and carrier hotels. We believe that, on a per-Megabit basis, this service offering is one of the lowest priced in the marketplace. We also offer colocation services in 39 locations in North America and Europe. This service offers Internet access combined with rack space and power in a Cogent facility, allowing the customer to locate a server or other equipment at that location and connect to our Internet service. Our final on-net service offering is our "Point-to-Point" or "Layer 2" service. These point-to-point connections span North America and Europe and allow customers to connect geographically dispersed local area networks in a seamless manner. We offer lower prices for longer term and volume commitments. We emphasize the sale of on-net services because we believe that we have a competitive advantage in providing these services and our sales of these services generate higher gross profit margins.

        We offer off-net services to customers not located in our on-net buildings. These services are primarily provided in the metropolitan markets in North America and Europe in which we offer on-net services. These services are generally provided to small and medium-sized businesses in approximately 3,000 off-net buildings.

        We support certain non-core services assumed with certain of our acquisitions. These services primarily include dial-up Internet access services and voice services (only provided in Toronto, Canada). We expect the revenue from these non-core services to decline. We do not actively sell these services and expect the growth of our on-net Internet services to compensate for this loss.

Sales and Marketing

        Sales.    We employ a direct sales and marketing approach including telesales. As of February 1, 2010, our sales force included 320 full-time employees. Approximately one-third of these employees are located in our call centers with the remaining two-thirds located in our sales offices. Our outside direct sales personnel work through direct face-to-face contact with potential customers in, or intending to locate in, on-net buildings. Through agreements with building owners, we are able to initiate and maintain personal contact with our customers by staging various promotional and social events in our on-net buildings. Direct sales personnel are compensated with a base salary plus quota-based commissions and incentives. We use a customer relationship management system to efficiently track activity levels and sales productivity.

        Marketing.    Because of our focus on a direct sales force, we have not spent funds on television, radio or print advertising. Our marketing efforts are designed to drive awareness of our products and services, identify qualified leads through various direct marketing campaigns and provide our sales force with product brochures, collateral materials, in building marketing events and relevant sales tools to improve the overall effectiveness of our sales organization. In addition, we conduct public relations efforts focused on cultivating industry analyst and media relationships with the goal of securing media coverage and public recognition of our Internet communications services. Our marketing organization is responsible for our product strategy and direction based upon primary and secondary market research and the advancement of new technologies.

Competition

        We face competition from incumbent carriers, Internet service providers and facilities-based network operators, many of whom are much larger than us, have significantly greater financial resources, better-established brand names and large, existing installed customer bases in the markets in which we compete. We also face competition from other new entrants to the communications services market. Many of these companies offer products and services that are similar to our products and services. Unlike some of our competitors, we do not have title to most of the dark fiber that makes up our network. Our interests in that dark fiber are in the form of long-term leases or IRUs. We rely on the maintenance of such dark fiber to provide our on-net services to customers. We are also dependent on third-party providers, for local loop facilities for the provision of connections to our off-net customers.

        We believe that competition is based on many factors, including price, transmission speed, ease of access and use, breadth of service availability, reliability of service, customer support and brand recognition. Because our fiber optic networks have been recently installed compared to those of the incumbent carriers, our state-of-the-art technology may provide us with cost, capacity, and service quality advantages over some existing incumbent carrier networks; however, our network may not support some of the services supported by these legacy networks, such as circuit-switched voice, ATM and frame relay. While the Internet access speeds offered by traditional ISPs serving multi-tenant office buildings typically do not match our on-net offerings, these slower services are usually priced lower than our offerings and thus provide competitive pressure on pricing, particularly for more price-sensitive customers. These and other downward pricing pressures in carrier neutral data centers have diminished, and may further diminish, the competitive advantages that we have enjoyed as the result of our service pricing.

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

        In the United States, we are subject to the obligations set forth in the Communications Assistance for Law Enforcement Act, which is administered by the FCC. That law requires that we be able to intercept communications when required to do so by law enforcement agencies. We are required to comply or we may face significant fines and penalties. We are subject to similar requirements in other countries.

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

        Our European and Mexican subsidiaries operate in a more highly regulated environment for the types of services they provide. In many such countries, a national license or a notice filed with a regulatory authority is required for the provision of data and Internet services. In addition, our subsidiaries operating in member countries of the European Union are subject to the directives and jurisdiction of the European Union. We believe that each of our subsidiaries has the necessary licenses to provide its services in the markets where it operates today. To the extent we expand our operations or service offerings into other new markets, we may face new regulatory requirements particularly in non EU member countries.

        The laws related to Internet telecommunications are unsettled and there may be new legislation and court decisions that may affect our services and expose us to liability.

Employees

        As of February 1, 2010, we had 577 employees. A union represents twenty-two of our employees in France. We believe that we have a satisfactory relationship with our employees.

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

        We currently generate positive cash flow from our operations. We are not cash flow positive overall and we have limited funds available to us. If we do not become cash flow positive or if we acquire or invest in additional businesses, assets, services or technologies we may need to raise additional capital beyond that available from our operating cash flow. We may also face unforeseen capital requirements for new technology required to remain competitive or to comply with new regulatory requirements, for unforeseen maintenance of our network and facilities, and for other unanticipated expenses associated with running our business. In addition, if we do not retain existing customers or add new customers, our cash flow may be impaired and we may be required to raise additional funds through the issuance of debt or equity. We cannot assure you that we will have access to necessary capital, nor can we assure you that any such financing will be available on terms that are acceptable to our stockholders or us. If issuing equity securities raises additional funds, substantial dilution to existing stockholders may result.

We need to retain existing customers and continue to add new customers in order to become profitable and cash flow positive.

        In order to become profitable and consistently cash flow positive, we need to both retain existing customers and continue to add a large number of new customers. The precise number of additional customers required to become profitable and remain consistently cash flow positive is dependent on a number of factors, including the turnover of existing customers, the pricing of our product offerings and the revenue mix among our customers. We may not succeed in adding customers if our sales and marketing plan is unsuccessful. In addition, many of our target customers are existing businesses that are already purchasing Internet access services from one or more providers, often under a contractual commitment. It has been our experience that such target customers are often reluctant to switch providers due to costs associated with switching providers. Further, as some of our customers grow larger they may decide to build their own Internet networks. While no single customer accounted for more than 4.6% of our 2009 revenues, a migration of a few very large Internet users to their own networks or the loss or reduced purchases from several significant customers could impair our growth.

Our growth and financial health are subject to a number of economic risks.

        Negative developments in the credit and financial markets in the United States and worldwide have resulted in extreme disruption in recent months, including, among other things, extreme volatility in security prices, including our own, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. If the capital and credit markets continue to experience volatility and the availability of funds remains limited, it is possible that our ability to access the capital and credit markets for significant purchases or operations may be limited by these conditions or other factors at a time when we would like, or need, to do so. This could have an impact on our ability to react to changing economic and business conditions.

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

        We have rapidly grown our company through network expansion and the acquisition of new customers through our sales efforts. Our expansion places significant strains on our management, operational and financial infrastructure. Our ability to manage our growth will be particularly dependent upon our ability to:

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

We may experience difficulties in implementing our expansion in Eastern Europe and Mexico and may incur related unexpected costs and regulatory issues.

        We began to expand our network into Eastern Europe in 2007 and into Mexico in 2009. We have experienced difficulty in acquiring dark fiber and other difficulties in making our network operational in these markets. The expansion may cost more that we have planned. We also may experience regulatory issues. Finally, we may be unsuccessful in selling our services in these markets. If we are not successful in developing our market presence in Eastern Europe and Mexico our operating results could be adversely impacted.

We may experience delays and additional costs in expanding our on-net buildings.

        Currently, we plan to increase our carrier-neutral facilities and other on-net buildings by approximately 120 buildings in 2010 from 1,451 buildings at December 31, 2009. We may be unsuccessful at identifying appropriate buildings or negotiating favorable terms for acquiring access to such buildings, and consequently, may experience difficulty in adding customers to our network and fully using the network's capacity.

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

        By entering into what are known as settlement-free peering arrangements, providers agree to exchange traffic between their respective networks without charging each other. Our ability to avoid the higher costs of acquiring paid dedicated network capacity and to maintain high network performance is dependent upon our ability to establish and maintain peering relationships. The terms and conditions of our peering relationships may also be subject to adverse changes, which we may not be able to control. For example, several network operators with large numbers of individual users are arguing that they should be able to charge or charge more to network operators and businesses that exchange traffic to those users. If we are not able to maintain or increase our peering relationships in all of our markets on favorable terms, we may not be able to provide our customers with high performance or affordable or reliable services, which could cause us to lose existing and potential customers, damage our reputation and have a material adverse effect on our business. We have in the past had disputes with other network providers that resulted in a temporary disruption of the exchange of traffic between our network and the network of the other carrier. We have resolved the majority of such disputes through negotiations. We continue to experience resistance from certain incumbent telephone companies, especially in Europe, to the upgrade of settlement-free peering connections necessary to accommodate the growth of traffic we exchange with such carriers. We cannot assure you that we will be able to continue to establish and maintain relationships with providers or favorably resolve disputes with providers.

We may be required to censor content on the Internet, which we may find difficult to do and which may impact our ability to provide service in some countries as well as impact the growth of Internet usage, upon which we depend.

        Some governments attempt to limit access to certain content on the Internet. It is impossible for us (and other providers as far as we know) to filter all content that flows across the Internet connections we provide. For example, some content is encrypted when a secure web site is accessed. It is difficult to limit access to web sites that engage in practices that make it difficult to block them by blocking a fixed set of Internet addresses. Should a government require us to perform these types of blocking procedures we could experience problems ranging from additional expenses to a need to cease providing service in that country. We could also be subject to penalties if we fail to implement the censorship.

We may not successfully make or integrate acquisitions or enter into strategic alliances.

        As part of our growth strategy, we intend to pursue selected acquisitions and strategic alliances. To date, we have completed 13 significant acquisitions. We compete with other companies for acquisition opportunities and we cannot assure you that we will be able to effect future acquisitions or strategic alliances on commercially reasonable terms or at all. Even if we enter into these transactions, we may experience:

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

        Our total indebtedness, net of discount, at December 31, 2009 was $175.9 million. As of December 31, 2009, we have $92.0 million of face value of senior convertible notes outstanding. The holders of the notes have the right to compel us to repurchase for cash on June 15, 2014, June 15, 2017 and June 15, 2022, all or some of their notes. They also have the right to be paid the principal upon default and upon certain designated events, such as certain changes of control. We may not have sufficient funds to pay the principal at the time we are obligated to do so, which could result in bankruptcy, or we may only be able to raise the necessary funds on unfavorable terms.

        Our total indebtedness at December 31, 2009 includes $109.7 million of capital lease obligations for dark fiber primarily under 15 - 25 year IRUs, of which approximately $5.6 million is considered a current liability. The amount of our IRU capital lease obligations may be impacted due to our expansion activities and fluctuations in foreign currency rates.

Our operations outside of the United States expose us to economic, regulatory and other risks.

        The nature of our European, Canadian, and Mexican businesses involve a number of risks, including:

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

        As we continue to expand into other countries, our success will depend, in part, on our ability to anticipate and effectively manage these and other risks. Our failure to manage these risks and grow our operations outside the U.S. may have a material adverse effect on our business and results of operations.

Fluctuations in foreign exchange rates may adversely affect our financial position and results of operations.

        Our operations outside the U.S. expose us to currency fluctuations and exchange rate risk. For example, while we record revenues and financial results from our European operations in Euros, these results are reflected in our consolidated financial statements in U.S. dollars. Therefore, our reported results are exposed to fluctuations in the exchange rates between the U.S. dollar and the Euro. We fund certain of our cash flow requirements of our European, Canadian and Mexican operations in U.S. dollars. Accordingly, in the event that their currencies strengthen versus the dollar to a greater extent than we anticipate, the cash flow requirements associated with these operations may be significantly greater in U.S.-dollar terms than planned.

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

        There are certain locations through which a large amount of our Internet traffic passes. Examples are facilities in which we exchange traffic with other carriers, the facilities through which our transatlantic traffic passes, and certain of our network hub sites. If any of these facilities were destroyed or seriously damaged a significant amount of our network traffic could be disrupted. Because of the large volume of traffic passing through these facilities our ability (and the ability of carriers with whom we exchange traffic) to quickly restore service would be challenged. There could be parts of our network or the networks of other carriers that could not be quickly restored or that would experience substantially reduced service for a significant time. If such a disruption occurs, our reputation could be negatively impacted which may cause us to lose customers and adversely affect our ability to attract new customers, resulting in an adverse effect on our business and operating results.

If the information systems that we depend on to support our customers, network operations, sales, billing and financial reporting do not perform as expected, our operations and our financial results may be adversely affected.

        We rely on complex information systems to operate our network and support our other business functions. Our ability to track sales leads, close sales opportunities, provision services, bill our customers for those services and prepare our financial statements depends upon the effective integration of our various information systems. If our systems, individually or collectively, fail or do not perform as expected, our ability to process and provision orders, to make timely payments to vendors, to ensure that we collect amounts owed to us and prepare our financial statements would be adversely affected. Such failures or delays could result in increased capital expenditures, customer and vendor dissatisfaction, loss of business or the inability to add new customers or additional services, and prepare accurate and timely financial statements all of which would adversely affect our business and results of operations.

We have historically incurred operating losses and these losses may continue for the foreseeable future.

        Since we initiated operations in 2000, we have generated operating losses and these losses may continue for the foreseeable future. In 2007 we had an operating loss of $29.9 million, in 2008 we had an operating loss of $22.2 million and in 2009 we had an operating loss of $3.8 million. As of December 31, 2009, we had an accumulated deficit of $332.7 million. Continued losses may prevent us from pursuing our strategies for growth or may require us to seek unplanned additional capital and could cause us to be unable to meet our debt service obligations, capital expenditure requirements or working capital needs.

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

Our business depends on agreements with carrier neutral data center operators, which we could fail to obtain or maintain.

        Our business depends upon access to customers in carrier neutral data centers, which are facilities in which many large users of the Internet house the computer servers that deliver content and applications to users by means of the Internet and provide access to multiple Internet access networks. Most carrier neutral data centers allow any carrier to operate within the facility (for a standard fee). We expect to enter into additional agreements with carrier neutral data center operators as part of our growth plan. Current government regulations do not require carrier neutral data center operators to allow all carriers access on terms that are reasonable or nondiscriminatory. We have been successful in obtaining agreements with these operators in the past and have generally found that the operators want to have us in their facilities because we offer low-cost, high capacity Internet service to their other customers. Any deterioration in our existing relationships with these operators could harm our sales and marketing efforts and could substantially reduce our potential customer base. The proposed merger of two large operators of such facilities, Switch & Data Facilities Company, Inc. and Equinix, Inc., could negatively impact us if the combined entity does not continue to operate its facilities in a carrier neutral fashion.

Our ability to serve customers in multi-tenant office buildings depends on license agreements with building owners and managers, which we could fail to obtain or maintain.

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

        Due to the uncertainty surrounding the realization of our net deferred tax asset, we have recorded a valuation allowance for the majority of our net deferred tax asset. As of December 31, 2009, we have combined net operating loss carry-forwards of approximately $1.1 billion. This amount includes federal and state net operating loss carry-forwards in the United States of approximately $400 million, net operating loss carry-forwards related to our Canadian operations of approximately $4 million and net operating loss carry-forwards related to our European operations of approximately $680 million. Section 382 of the Internal Revenue Code in the United States limits the utilization of net operating losses when ownership changes, as defined by that section, occur. We have performed an analysis of our Section 382 ownership changes and have determined that the utilization of certain of our net operating loss carryforwards in the United States may be limited. This restricted amount includes the limitation on annual utilization related to the remaining $183 million of federal and state net operating loss carry-forwards of Allied Riser Communications Corporation that were acquired by us via a 2002 merger.

Network failure or delays and errors in transmissions expose us to potential liability.

        Our network is part of the Internet which is a network of networks. Our network uses a collection of communications equipment, software, operating protocols and proprietary applications for the high-speed transportation of large quantities of data among multiple locations. Given the complexity of our network, it is possible that data will be lost or distorted. Delays in data delivery may cause significant losses to one or more customers using our network. Our network may also contain undetected design faults and software bugs that, despite our testing, may not be discovered in time to prevent harm to our network or to the data transmitted over it. The failure of any equipment or facility on the network could result in the interruption of customer service until we effect necessary repairs or install replacement equipment. Network failures, delays and errors could also result from natural disasters, power losses, security breaches, computer viruses, denial of service attacks and other natural or man-made events. Our off-net services are dependent on the network facilities of other providers or on local telephone companies. Network failures, faults or errors could cause delays or service interruptions, expose us to customer liability or require expensive modifications that could have a material adverse effect on our business.

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

        As an Internet service provider, we are not subject to substantial regulation by the FCC or the state public utilities commissions in the United States. Internet service is also subject to minimal regulation in Western Europe and in Canada. In Eastern Europe and Mexico the regulation is greater, though not as extensive as the regulation for providers of voice services. If we decide to offer traditional voice services or otherwise expand our service offerings to include services that would cause us to be deemed a common carrier, we will become subject to additional regulation. Additionally, if we offer voice service using IP (voice over IP) or offer certain other types of data services using IP we may become subject to additional regulation. This regulation could impact our business because of the costs and time required to obtain necessary authorizations, the additional taxes than we may become subject to or may have to collect from our customers, and the additional administrative costs of providing voice services, and other costs. Even if we do not decide to offer additional services, governmental authorities may decide to impose additional regulation and taxes upon providers of Internet service. All of these could inhibit our ability to remain a low cost carrier and could have a material adverse effect on our business, financial condition or results of operations.

        Much of the law related to the liability of Internet service providers remains unsettled. For example, many jurisdictions have adopted laws related to unsolicited commercial email or "spam" in the last several years. Some jurisdictions have laws, regulations, or court decisions that impose upon Internet access providers obligations to restrict access to certain content. Other legal issues, such as the sharing of copyrighted information, transborder data flow, universal service, and liability for software viruses could become subjects of additional legislation and legal development. We cannot predict the impact of these changes on us. Regulatory changes could have a material adverse effect on our business, financial condition or results of operations.

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

        We also lease a total of approximately 483,000 square feet of space in 80 locations to house our colocation facilities, corporate headquarters, regional offices and operations centers. The remaining term of these leases ranges from 3 months to 10 years with, in many cases, options to renew.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matters were submitted to a vote of our security holders during the quarter ended December 31, 2009.

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

        As of February 1, 2010, there were approximately 209 holders of record of shares of our common stock holding 44,780,914 shares of our common stock.

        The table below shows, for the quarters indicated, the reported high and low trading prices of our common stock.

	High	Low
Calendar Year 2008
First Quarter	$24.60	$15.96
Second Quarter	22.90	13.16
Third Quarter	13.85	6.86
Fourth Quarter	7.73	3.39
Calendar Year 2009
First Quarter	$8.00	$5.38
Second Quarter	8.99	5.91
Third Quarter	12.67	7.51
Fourth Quarter	12.78	7.84

        We have not paid any dividends on our common stock since our inception and do not anticipate paying any dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will be dependent upon then-existing conditions, including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors our board of directors deems relevant. We currently have no preferred stock outstanding.

Performance Graph

        The Company, in connection with its merger with Allied Riser Communications Corporation, began trading shares of its common stock on the American Stock Exchange in February 2002. On March 6, 2006, the Company's shares of Common Stock began trading on the NASDAQ National Market. The Company's common stock currently trades on the NASDAQ Global Select Market. The chart below compares the relative changes in the cumulative total return of the Company's Common Stock for the period December 31, 2004 - December 31, 2009, against the cumulative total return for the same period of the (1) The Standard & Poor's 500 (S&P 500) Index and (2) an industry peer group consisting of Savvis Communications Corporation (NASDAQ: SVVS); Internap Network Services Corporation (NASDAQ: INAP); and TW Telecom Inc. (NASDAQ: TWTC). The comparison assumes $100 was invested on December 31, 2004 in the Company's common stock, the S&P 500 Index and the industry peer group, with dividends, if any, reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
AMONG COGENT COMMUNICATIONS GROUP, INC. THE S&P 500 INDEX
AND A PEER GROUP

Value of $100 Invested on December 31, 2004.

	12/04	12/05	12/06	12/07	12/08	12/09
Cogent Communications Group	$100.00	$25.42	$75.09	$109.77	$30.23	$45.65
S&P 500	100.00	104.91	121.48	128.16	80.74	102.11
Peer Group	100.00	104.22	282.42	242.58	86.26	174.01

*
$100 invested on 12/31/04 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

        Copyright © 2009, S&P, a division of The McGraw-Hill Companies, Inc. All rights reserved.

Unregistered Sales of Equity Securities and Use of Proceeds.

        On August 14, 2007, the Company announced that its Board of Directors had authorized a plan to permit the repurchase of up to $50.0 million of the Company's common stock in negotiated and open market transactions. In June 2008, the Company announced that its Board of Directors had authorized an additional repurchase of up to $50.0 million of the Company's common stock in negotiated and open market transactions through December 31, 2009. As of December 31, 2009, the Company had purchased 4,948,485 shares of its common stock pursuant to these authorizations for an aggregate of $69.9 million. The Company may purchase shares and its convertible notes from time to time depending on market, economic, and other factors.

        There were no common stock repurchases during the fourth quarter of 2009 pursuant to this authorization.

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

	Years Ended December 31,
	2005	2006	2007 (As adjusted)	2008 (As adjusted)	2009
	(dollars in thousands)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Service revenue	$135,213	$149,071	$185,663	$215,489	$235,807
Operating expenses:
Network operations	85,794	80,106	87,548	92,727	102,603
Equity-based compensation expense—network operations	399	315	208	328	172
Selling, general, and administrative	41,344	46,593	52,011	62,917	68,470
Equity-based compensation expense—SG&A	12,906	10,194	10,176	17,548	8,435
Lease restructuring charges	1,319	—	—	—	—
Asset impairment	—	—	—	1,592	—
Depreciation and amortization	55,600	58,414	65,638	62,589	59,913

Total operating expenses	197,362	195,622	215,581	237,701	239,593

Operating loss	(62,149)	(46,551)	(29,918)	(22,212)	(3,786)
Gains—purchases of senior convertible notes	—	—	—	23,075	—
Gains—lease obligation restructurings	844	255	2,110	—	—
Gains—Cisco credit facility	842	—	—	—	—
Gains—dispositions of assets and other	3,372	254	95	178	210
Interest expense and other, net	(10,427)	(7,715)	(7,650)	(14,727)	(14,822)

Loss before income taxes	(67,518)	(53,757)	(35,363)	(13,686)	(18,398)
Income tax (provision) benefit	—	—	—	(1,536)	1,247

Net loss	$(67,518)	$(53,757)	$(35,363)	$(15,222)	$(17,151)

Net loss per common share—basic and diluted	$(1.96)	$(1.16)	$(0.74)	$(0.34)	$(0.39)

Weighted-average common shares—basic and diluted	34,439,937	46,343,372	47,800,159	44,563,727	44,028,736

CONSOLIDATED BALANCE SHEET DATA (AT PERIOD END):
Cash and cash equivalents	$29,883	$42,642	$177,021	$71,291	$55,929
Total assets	351,373	336,876	455,196	347,793	354,995
Long-term debt (including capital leases and current portion) (net of unamortized discount of $3,478, $1,213, $74,857, $30,253 and $25,708, respectively)	99,105	97,024	217,717	165,918	175,934
Stockholders' equity	221,001	215,632	209,425	150,950	144,484
OTHER OPERATING DATA:
Net cash (used in) provided by operating activities	(9,062)	5,285	48,630	54,336	56,944
Net cash used in investing activities	(14,055)	(19,478)	(30,864)	(32,539)	(49,353)
Net cash provided by (used in) financing activities	39,824	27,045	116,305	(125,638)	(23,540)

The selected consolidated financial data as of December 31, 2007 and 2008 and for the years ended
December 31, 2007 and 2008 has been restated for the retrospective application of ASC 470-20—"Debt with Conversion and Other Options."

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

General Overview

        We are a leading facilities-based provider of low-cost, high-speed Internet access and IP communications services. Our network is specifically designed and optimized to transmit data using IP. IP networks are significantly less expensive to operate and are able to achieve higher performance levels than the traditional circuit-switched networks used by many of our competitors when providing Internet access services, thus, we believe, giving us cost and performance advantages. We deliver our services to small and medium-sized businesses, communications service providers and other bandwidth-intensive organizations through approximately 21,300 customer connections in North America and Europe. Our primary on-net service is Internet access at a speed of 100 Megabits per second or greater to customers in multi-tenant office buildings, much faster than typical Internet access currently offered to businesses. We offer this on-net service exclusively through our own facilities, which run all the way to our customers' premises.

        We provide on-net Internet access to our net centric customers, which include certain bandwidth-intensive users such as universities, other Internet service providers, telephone companies, cable television companies and commercial content providers at speeds up to 10 Gigabits per second. These customers generally receive service in colocation facilities and in our data centers. We also provide Internet access services to our corporate customers in multi-tenant office buildings typically serving law firms, financial services firms, advertising and marketing firms and other professional services businesses.

        Our network is comprised of in-building riser facilities, metropolitan optical fiber networks, metropolitan traffic aggregation points and inter-city transport facilities. The network is physically connected entirely through our facilities to over 1,450 buildings in which we provide our on-net services, including 1,035 multi-tenant office buildings. We also provide on-net services in carrier-neutral colocation facilities, Cogent controlled data centers and single-tenant office buildings. Because of our integrated network architecture, we are not dependent on local telephone companies to serve our on-net customers. We emphasize the sale of on-net services because we believe we have a competitive advantage in providing these services and our sales of these services generate higher gross profit margins than our off-net and non-core services.

        We also provide Internet connectivity to customers that are not located in buildings directly connected to our network. We serve these off-net customers using other carriers' facilities to provide the last mile (local loop) portion of the link from our customers' premises to our network. We also provide certain non-core services which are legacy services which we acquired and continue to support but do not actively sell.

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

        We are expanding our network to locations that we believe can be economically integrated and represent significant concentrations of Internet traffic. One of our keys to developing a profitable business will be to carefully match the expense of extending our network to reach new customers with the revenue expected to be generated by those customers.

        We believe two of the most important trends in our industry are the continued long-term growth in Internet traffic and a decline in Internet access prices within carrier neutral data centers. As Internet traffic continues to grow and prices per unit of traffic continue to decline, we believe our ability to load our network and gain market share from less efficient network operators will continue to expand. However, continued erosion in Internet access prices will likely have a negative impact on the rate at which we can increase our revenues and our profitability. In June 2008, we introduced additional volume and term based discounts to certain of our customers in an effort to continue to gain market share and grow our on-net revenues.

        Our on-net service consists of high-speed Internet access and IP connectivity ranging from 0.5 Megabits per second to 10 Gigabits per second of bandwidth. We offer our on-net services to customers located in buildings that are physically connected to our network. Off-net services are sold to businesses that are connected to our network primarily by means of "last mile" access service lines obtained from other carriers, primarily in the form of point-to-point TDM, POS, SDH and/or Carrier Ethernet circuits. Our non-core services, which consist primarily of legacy services of companies whose assets or businesses we have acquired primarily include dial-up Internet access services and voice services (only provided in Toronto, Canada). We do not actively market these non-core services and expect the service revenue associated with them to continue to decline.

        The growth in Internet traffic has a more significant impact on our net-centric customers who represent the majority of the traffic on our network and who tend to consume the majority of their allocated bandwidth on their connections. Net-centric customers tend to purchase their service on a price per megabit basis. Our corporate customers tend to utilize a small portion of their allocated bandwidth on their connections and tend to purchase their service on a per connection basis.

        Due to our strategic acquisitions of network assets and equipment, we believe we are positioned to grow our revenue base. We continue to purchase and deploy network equipment to parts of our network to maximize the utilization of our assets and to expand our network. Our future capital expenditures will be based primarily on our planned expansion of our network, the addition of on-net buildings and the concentration and growth of our customer base. We plan to continue to expand our network and to increase our number of on-net buildings by approximately 120 buildings by December 31, 2010 from 1,451 buildings at December 31, 2009. We expect our 2010 capital expenditures to be approximately 20% lower than our 2009 capital expenditures.

        Historically, our operating expenses have exceeded our net service revenue resulting in operating losses of $29.9 million, $22.2 million and $3.8 million in 2007, 2008 and 2009, respectively. In each of these periods, our operating expenses consisted primarily of the following:

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

  •
  growth in our customer base and revenues, which is an indicator of the success of our sales efforts;

  •
  growth in our on-net buildings; and

  •
  cash flows.

Year Ended December 31, 2008 Compared to the Year Ended December 31, 2009

        The following summary table presents a comparison of our results of operations for the year ended December 31, 2008 and 2009 with respect to certain key financial measures. The comparisons illustrated in the table are discussed in greater detail below.

	Year Ended December 31,
			Percent Change
	2008	2009
	(in thousands)
Service revenue	$215,489	$235,807	9.4%
On-net revenues	176,033	188,463	7.1%
Off-net revenues	34,606	43,347	25.3%
Non-core revenues	4,850	3,997	(17.6)%
Network operations expenses(1)	92,727	102,603	10.7%
Selling, general, and administrative expenses(2)	62,917	68,470	8.8%
Equity-based compensation expense	17,876	8,607	(51.9)%
Asset impairment	1,592	—	(100.0)%
Depreciation and amortization expenses	62,589	59,913	(4.3)%
Gains—purchases of convertible senior notes	23,075	—	(100.0)%
Income tax provision (benefit)	1,536	(1,247)	181.2%

(1)
Excludes equity-based compensation expense of $328 and $172 in the years ended December 31, 2008 and 2009, respectively, which, if included would have resulted in a period-to-period change of 10.4%.

(2)
Excludes equity-based compensation expense of $17,548 and $8,435 in the years ended December 31, 2008 and 2009, respectively, which, if included would have resulted in a period-to-period change of (4.4)%.

        Service Revenue.    Our service revenue increased 9.4% from $215.5 million for the year ended December 31, 2008 to $235.8 million for the year ended December 31, 2009. The impact of exchange rates negatively impacted the increase in revenues by approximately $3.9 million. All foreign currency comparisons herein reflect results for the year ended December 31, 2009 translated at the average foreign currency exchange rates for the year ended December 31, 2008. For the years ended December 31, 2008 and 2009, on-net, off-net and non-core revenues represented 81.7%, 16.1% and 2.2% and 79.9%, 18.4% and 1.7% of our net service revenues, respectively.

        Revenues from our corporate and net centric customers represented 44.7% and 55.3% of our service revenue, respectively, for the year ended December 31, 2008 and represented 47.3% and 52.7% of our service revenue, respectively, for the year ended December 31, 2009. Revenues from corporate customers increased 15.9% from $96.3 million for the year ended December 31, 2008 to $111.6 million for the year ended December 31, 2009. Revenues from our net-centric customers increased 4.2% from $119.2 million for the year ended December 31, 2008 to $124.2 million for the year ended December 31, 2009. The difference in the increase percentages in net centric revenues as compared to the increase in corporate revenues is primarily attributed to a decline in the average revenue per net centric customer connection from discounting and from the impact of exchange rates (almost all of our European revenues are from net centric customers). In June 2008, we introduced additional volume and term based discounts to certain of our net centric customers in an effort to continue to gain market share and to continue to grow our revenues.

        Our on-net revenues increased 7.1% from $176.0 million for the year ended December 31, 2008 to $188.5 million for the year ended December 31, 2009. Our on-net revenues increased as we increased the number of our on-net customer connections by 21.5% from approximately 14,100 at December 31, 2008 to approximately 17,200 at December 31, 2009. On-net customer connections increased at a greater rate than on-net revenues due to a decline in the average revenue per on-net customer connection—primarily from our net centric customers. This decline is partly attributed to a shift in the customer connection mix and due to volume and term based pricing discounts. Due to the increase in the size of our sales force, we are now able to focus not only on customers who purchase high-bandwidth connections, as we have done historically, but also on customers who purchase lower-bandwidth connections. We expect to continue to focus our sales efforts on a broad mix of customers. Additionally, on-net customers who cancel their service from our installed base of customers, in general, have greater average revenue per connection than new customers. These trends and the impact of foreign exchange rates resulted in a reduction to our average revenue per on-net connection.

        Our off-net revenues increased 25.3% from $34.6 million for the year ended December 31, 2008 to $43.3 million for the year ended December 31, 2009. Our off-net customer connections increased 6.4% from approximately 3,000 at December 31, 2008 to approximately 3,200 at December 31, 2009. Off-net revenues increased at a greater rate than off-net customer connections due to an increase in the average revenue per off-net customer connection. Off-net customers who cancel their service, in general, have an average revenue per connection and per connection bandwidth speed that is less than the average revenue per connection for new off-net customers who generally purchase higher-bandwidth connections.

        Our non-core revenues decreased 17.6% from $4.9 million for the year ended December 31, 2008 to $4.0 million for the year ended December 31, 2009. The number of our non-core customer connections increased 51.1% from approximately 600 at December 31, 2008 to approximately 900 at December 31, 2009 primarily due to the May 2009 acquisition of approximately 700 non-core customer connections. We do not actively market these acquired non-core services and expect that the net service revenue associated with them will continue to decline.

        Network Operations Expenses.    Our network operations expenses, excluding equity-based compensation expense, increased 10.7% from $92.7 million for the year ended December 31, 2008 to $102.6 million for the year ended December 31, 2009. The impact of exchange rates resulted in a reduction of network operations expenses for the year ended December 31, 2009 of approximately $1.4 million. The increase in network operations expenses is primarily attributable to an increase in costs related to our network and facilities expansion activities and an increase in our off-net revenues. When we provide off-net revenues we also assume the cost of the associated tail-circuits.

        Selling, General, and Administrative Expenses ("SG&A").    Our SG&A expenses, excluding equity-based compensation expense, increased 8.8% from $62.9 million for the year ended December 31, 2008 to $68.5 million for the year ended December 31, 2009. SG&A expenses increased primarily from the increase in salaries and related costs required to support our expanding sales and marketing efforts. The impact of exchange rates resulted in a reduction of approximately $1.2 million in SG&A expenses.

        Equity-based Compensation Expense.    Equity-based compensation expense is related to restricted stock and stock options. Our total equity-based compensation expense decreased 51.9% from $17.9 million for the year ended December 31, 2008 to $8.6 million for the year ending December 31, 2009. Equity-based compensation expense decreased primarily due to the completion of the service period in April 2009 of certain restricted stock grants made in April 2007 and $1.2 million of equity-based compensation expense related to share grants made to our board of directors in January 2008. There were no such grants to our board of directors in 2009.

        Depreciation and Amortization Expenses.    Our depreciation and amortization expense decreased 4.3% from $62.6 million for the year ended December 31, 2008 to $59.9 million for the year ended December 31, 2009. The decrease is primarily due to the decline in depreciation expense from fully depreciated fixed assets more than offsetting depreciation expense associated with the increase in deployed fixed assets. The impact of exchange rates resulted in a reduction of approximately $0.6 million in depreciation and amortization expenses.

        Asset Impairment.    In 2008, we recorded an impairment charge of $1.6 million related to an IRU asset under a capital lease. The IRU asset was no longer in use and we have obtained alternative dark fiber that serves the related facilities and customers. There was no such charge in 2009.

        Gains on Purchases of Convertible Senior Notes.    In June 2007, we issued our 1.00% Convertible Senior Notes (the "Notes") due June 15, 2027, for an aggregate principal amount of $200.0 million. In 2008, we purchased an aggregate of $108.0 million of face value of the Notes for $48.6 million in cash in a series of transactions. These transactions resulted in gains totaling $23.1 million for the year ended December 31, 2008. There were no purchases of Notes in the year ended December 31, 2009.

        Income tax provision (benefit).    The income tax provision was $1.5 million for the year ended December 31, 2008 and an income tax benefit of $1.2 million was recorded for the year ended December 31, 2009. In the year ended December 31, 2008, primarily due to the gains on the purchases of our Notes, we became subject to the alternative minimum tax in the United States. Under the alternative minimum tax system, the ability to offset taxable income with the utilization of net operating loss carryforwards is limited. The tax provision for the year ended December 31, 2008 includes income taxes for the United States of approximately $0.6 million for federal alternative minimum tax and approximately $0.9 million for state income taxes (including approximately $0.5 million related to an uncertain tax position). The net income tax benefit for the year ended December 31, 2009 includes income taxes for the United States of approximately $0.3 million for state income taxes (including approximately $0.1 million related to penalties and interest on an uncertain tax position) offset by a tax benefit of $1.5 million from the partial reduction of a valuation allowance on deferred tax assets related to our Canadian operations.

        Buildings On-net.    As of December 31, 2008 and 2009 we had a total of 1,326 and 1,451 on-net buildings connected to our network, respectively.

Year Ended December 31, 2007 Compared to the Year Ended December 31, 2008

        The following summary table presents a comparison of our results of operations for the year ended December 31, 2007 and 2008 with respect to certain key financial measures. The comparisons illustrated in the table are discussed in greater detail below.

	Year Ended December 31,
			Percent Change
	2007	2008
	(in thousands)
Service revenue	$185,663	$215,489	16.1%
On-net revenues	146,604	176,033	20.1%
Off-net revenues	32,123	34,606	7.7%
Non-core revenues	6,936	4,850	(30.1)%
Network operations expenses(1)	87,548	92,727	5.9%
Selling, general, and administrative expenses(2)	52,011	62,917	21.0%
Equity-based compensation expense	10,384	17,876	72.1%
Asset impairment	—	1,592	100.0%
Depreciation and amortization expenses	65,638	62,589	(4.6)%
Gains—lease obligations and asset sales	2,205	178	(91.9)%
Gains—purchases of convertible senior notes	—	23,075	100.0%
Income tax provision	—	1,536	100.0%

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

        Service Revenue.    Our service revenue increased 16.1% from $185.7 million for the year ended December 31, 2007 to $215.5 million for the year ended December 31, 2008. The impact of exchange rates resulted in approximately $3.2 million of the $29.8 million increase in revenues. All foreign currency comparisons herein reflect results for the year ended December 31, 2008 translated at the average foreign currency exchange rates for the year ended December 31, 2007. For the years ended December 31, 2007 and 2008, on-net, off-net and non-core revenues represented 79.0%, 17.3% and 3.7% and 81.7%, 16.1% and 2.2% of our net service revenues, respectively.

        Revenues from our corporate and net centric customers represented 43.2% and 56.8% of our service revenue, respectively, for the year ended December 31, 2007 and represented 44.7% and 55.3% of our service revenue, respectively, for the year ended December 31, 2008. Revenues from corporate customers increased 20.2% from $80.1 million for the year ended December 31, 2007 to $96.3 million for the year ended December 31, 2008. Revenues from our net-centric customers increased 12.9% from $105.5 million for the year ended December 31, 2007 to $119.2 million for the year ended December 31, 2008. The difference in the increase percentages in net centric revenues as compared to the increase in corporate revenues is primarily attributed to a decline in the average revenue per net centric customer connection from discounting. In June 2008, we introduced additional volume and term based discounts to certain of our net centric customers in an effort to continue to gain market share and to continue to grow our revenues.

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

        Our non-core revenues decreased 30.1% from $6.9 million for the year ended December 31, 2007 to $4.9 million for the year ended December 31, 2008. The number of our non-core customer connections declined 23.9% from approximately 800 at December 31, 2007 to approximately 600 at December 31, 2008. We do not actively market these acquired non-core services and expect that the net service revenue associated with them will continue to decline.

        Network Operations Expenses.    Our network operations expenses, excluding equity-based compensation expense, increased 5.9% from $87.5 million for the year ended December 31, 2007 to $92.7 million for the year ended December 31, 2008. The increase is primarily attributable to an increase in costs related to our network and facilities expansion activities and an increase in utilities charges partly offset by the decline in network operations expenses associated with the decline in our non-core revenues. The impact of exchange rates resulted in approximately $1.4 million of the increase in network operations expenses.

        Selling, General, and Administrative Expenses ("SG&A").    Our SG&A expenses, excluding equity-based compensation expense, increased 21.0% from $52.0 million for the year ended December 31, 2007 to $62.9 million for the year ended December 31, 2008. SG&A expenses increased primarily from the increase in salaries and related costs required to support our expanding sales and marketing efforts and a $2.6 million increase in bad debt expense. The impact of exchange rates resulted in approximately $1.2 million of the increase in SG&A expenses.

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

        Asset Impairment.    In 2008, we recorded an impairment charge of $1.6 million related to an IRU asset under a capital lease. The IRU asset was no longer in use and we have obtained alternative dark fiber that serves the related facilities and customers.

        Gains—lease obligations and asset sales.    In September 2007, we entered into a settlement agreement under which we were released from our obligation under an abandoned facility lease acquired in an acquisition. This settlement agreement resulted in a gain of approximately $2.1 million.

        Gains on Purchases of Convertible Senior Notes.    In June 2007, we issued our 1.00% Convertible Senior Notes (the "Notes") due June 15, 2027, for an aggregate principal amount of $200.0 million. In 2008, we purchased an aggregate of $108.0 million of face value of the Notes for $48.6 million in cash in a series of transactions. These transactions resulted in gains totaling $23.1 million for the year ended December 31, 2008. There were no purchases of Notes in the year ended December 31, 2007.

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

Liquidity and Capital Resources

        In assessing our liquidity, management reviews and analyzes our current cash balances, short-term investments, accounts receivable, accounts payable, accrued liabilities, capital expenditure and operating expense commitments, and required capital lease, interest and debt payments and other obligations.

Cash Flows

        The following table sets forth our consolidated cash flows for the years ended December 31, 2007, 2008, and 2009.

	Year Ended December 31,
	2007	2008	2009
	(in thousands)
Net cash provided by operating activities	$48,630	$54,336	$56,944
Net cash used in investing activities	(30,864)	(32,539)	(49,353)
Net cash provided by (used in) financing activities	116,305	(125,638)	(23,540)
Effect of exchange rates on cash	308	(1,889)	587

Net increase (decrease) in cash and cash equivalents during period	$134,379	$(105,730)	$(15,362)

        Net Cash Provided By Operating Activities.    Our primary sources of operating cash are receipts from our customers who are billed on a monthly basis for our services. Our primary uses of operating cash are payments made to our vendors, employees and interest payments to our note holders. Net cash provided by operating activities was $48.6 million for the year ended December 31, 2007 compared to net cash provided by operating activities of $54.3 million for 2008. The increase in cash provided by operating activities is due to an increase in our operating profit partly offset by changes in operating assets and liabilities. Net cash provided by operating activities was $54.3 million for the year ended December 31, 2008 compared to net cash provided by operating activities of $56.9 million for the year ended December 31, 2009. The increase in cash provided by operating activities is due to an increase in our operating profit partly offset by changes in operating assets and liabilities.

        Net Cash Used In Investing Activities.    Net cash used in investing activities was $30.9 million for the year ended December 31, 2007, $32.5 million for the year ended December 31, 2008 and $49.4 million for the year ended December 31, 2009. Our primary uses of investing cash during 2007 were $30.4 million for the purchases of property and equipment and $0.7 million for the purchases of short-term investments. Our primary source of investing cash in 2007 was $0.3 million from the proceeds of the sales of assets. Our primary use of investing cash during 2008 was $33.5 million for the purchases of property and equipment. Our primary sources of investing cash in 2008 were $0.7 million from the proceeds of short-term investments and $0.2 million from the proceeds of the sales of assets. Our primary use of investing cash during 2009 was $49.5 million for the purchases of property and equipment. Our primary sources of investing cash in 2009 was $0.3 million from the proceeds of the sales of assets. The increases in purchases of property and equipment from the year ended December 31, 2007 to the year ended December 31, 2008 and from the year ended December 31, 2008 to the year ended December 31, 2009 were primarily due to our increase in our network expansion activities including geographic expansion and adding more buildings to our network including our expansion into Mexico in 2009.

        Net Cash Provided By (Used In) Financing Activities.    Financing activities provided net cash of $116.3 million for the year ended December 31, 2007. Financing activities used cash of $125.6 million for the year ended December 31, 2008 and $23.5 for the year ended December 31, 2009. Our primary source of financing cash for the year ended December 31, 2007 was $195.1 million of net proceeds from the issuance of our 1.00% Convertible Senior Notes and $1.1 million of proceeds from the exercises of stock options. Our primary use of financing cash for the year ended December 31, 2007 was $59.9 million for the purchase of shares of our common stock, $10.2 million for the repayment of our Allied Riser convertible subordinated notes on their June 15, 2007 maturity date and $9.8 million of principal payments under our capital lease obligations. Our primary use of financing cash for the year ended December 31, 2008 was $59.3 million for the purchase of shares of our common stock, $48.6 million for repurchases of our 1.00% Convertible Senior Notes and $18.0 million of principal payments under our capital lease obligations. Our primary use of financing cash for the year ended December 31, 2009 was $23.2 million of principal payments under our capital lease obligations and $0.7 million for the purchases of shares of our common stock. Our primary source of financing cash for the year ended December 31, 2009 was $0.3 million of proceeds from the exercises of stock options. The increase in principal payments under our capital lease obligations from the year ended December 31, 2007 to the year ended December 31, 2008 and from the year ended December 31, 2008 to the year ended December 31, 2009 was primarily due to the increase in our network expansion activities including our expansion into Mexico in 2009.

Indebtedness

        Our total indebtedness, net of discount, at December 31, 2009 was $175.9 million and our total cash and cash equivalents and short-term investments were $55.9 million. Our total indebtedness at December 31, 2009 includes $109.7 million of capital lease obligations for dark fiber primarily under 15 - 25 year IRUs, of which approximately $5.6 million is considered a current liability.

Convertible Senior Notes

        In June 2007, we issued our 1.00% Convertible Senior Notes (the "Notes") due June 15, 2027, for an aggregate principal amount of $200.0 million in a private offering for resale to qualified institutional buyers pursuant to SEC Rule 144A. The Notes are unsecured and bear interest at 1.00% per annum.

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

Revolving line of credit

        In October 2009, we entered into a $20.0 million revolving line of credit facility with a commercial bank. Borrowings under the credit facility may be used for general corporate purposes, acquisitions, purchases of our common stock, and purchases of our Notes. The credit facility expires and all amounts must be repaid on October 14, 2010. Our ability to draw under the credit facility is conditioned upon, among other things, (i) the size of our borrowing base, which is comprised of our accounts receivable in the United States and Canada and amounts we have on deposit with the bank; (ii) our ability to make the representations and warranties contained in the loan documents on the date of such borrowing; and (iii) the absence of any default or event of default under its loan documents. The credit facility has a floating interest rate of one month LIBOR plus 2.5% per annum, subject to a minimum interest rate of 3.0% and has a commitment fee of 0.3% per annum.

        Our obligations under the credit facility are secured by a lien on the accounts, general intangibles and certain of our other assets and our U.S. and Canadian operating subsidiaries. The credit facility contains customary covenants, including, but not limited to, restrictions on us and our U.S. and Canadian operating subsidiaries' ability to grant liens or security interests on assets subject to the banks security interest and pay dividends. The credit facility requires the maintenance of a trailing four quarter ratio of our funded debt to adjusted EBITDA (as defined) of less than 3.0:1.0 and a ratio of our adjusted EBITDA (as defined) less dividends and capital expenditures to its debt constituting current maturities (excluding amounts due under this revolving credit facility) above 0.9:1 for the quarters ended September 30, 2009 and December 31, 2009 and 1.2:1.0 for the quarters thereafter. The covenants also require us to maintain a minimum of $10.0 million to be deposited with the commercial bank. There have been no borrowings under the revolving facility and we have been in compliance with the covenants.

Common Stock Buyback Program

        In June 2007 we used approximately $50.1 million of the net proceeds from our issuance of our Notes to repurchase approximately 1.8 million shares of our common stock. In August 2007, our board of directors approved a $50.0 million common stock buyback program. In June 2008, our board of directors approved an additional $50.0 million of purchases of our common stock under the buyback program to occur prior to December 31, 2009. In the years ended December 31, 2007, 2008 and 2009, we purchased approximately 2.2 million, 4.4 million and 0.1 million shares of our common stock, respectively, for approximately $59.9 million, $59.3 million and $0.7 million, respectively. All purchased common shares were subsequently retired.

Contractual Obligations and Commitments

        The following table summarizes our contractual cash obligations and other commercial commitments as of December 31, 2009.

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
	(in thousands)
Long term debt(1)	$96,117	$920	$1,840	$93,357	$—
Capital lease obligations	208,136	17,300	31,753	30,540	128,543
Operating leases(2)	232,451	41,599	57,064	36,472	97,316
Unconditional purchase obligations(3)	56,262	16,682	5,220	5,220	29,140

Total contractual cash obligations	$592,966	$76,501	$95,877	$165,589	$254,999

(1)
The Notes are assumed to be outstanding until June 15, 2014 which is the earliest put date and these amounts include interest and principal payment obligations.

(2)
These amounts include $232.5 million of operating lease, maintenance, building access and tenant license agreement obligations, reduced by sublease agreements of $0.1 million.

(3)
As of December 31, 2009, we had committed to additional dark fiber IRU lease agreements totaling approximately $47.0 million in future payments for fiber lease and maintenance services. These amounts are included in unconditional purchase obligations and are to be paid in periods of up to 20 years beginning once the related fiber is accepted.

        Capital Lease Obligations.    The capital lease obligations above were incurred in connection with IRUs for inter-city and intra-city dark fiber underlying substantial portions of our network. These capital leases are presented on our balance sheet at the net present value of the future minimum lease payments, or $109.7 million at December 31, 2009. These leases generally have initial terms of 15 to 20 years.

        Letters of Credit.    We are also party to letters of credit totaling $0.4 million at December 31, 2009. These obligations are fully secured by our restricted investments, and as a result, are excluded from the contractual cash obligations above.

Future Capital Requirements

        We believe that our cash on hand and cash generated from our operating activities will be adequate to meet our working capital, capital expenditure, debt service, and other cash requirements if we execute our business plan.

        Any future acquisitions or other significant unplanned costs or cash requirements may require that we raise additional funds through the issuance of debt or equity. We cannot assure you that such financing will be available on terms acceptable to us or our stockholders, or at all. Insufficient funds may require us to delay or scale back the number of buildings and markets that we add to our network, reduce our planned increase in our sales and marketing efforts, or require us to otherwise alter our business plan or take other actions that could have a material adverse effect on our business, results of operations and financial condition. If issuing equity securities raises additional funds, substantial dilution to existing stockholders may result.

Off-Balance Sheet Arrangements

        We do not have relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Income taxes

        Due to the uncertainty surrounding the realization of our net deferred tax asset, we have recorded a valuation allowance for the substantial majority of our net deferred tax asset. As of December 31, 2009, we have combined net operating loss carry-forwards of approximately $1.1 billion. This amount includes federal and state net operating loss carry-forwards in the United States of approximately $400 million, net operating loss carry-forwards related to our Canadian operations of approximately $4 million and net operating loss carry-forwards related to our European operations of approximately $680 million. Section 382 of the Internal Revenue Code in the United States limits the utilization of net operating losses when ownership changes, as defined by that section, occur. We have performed an analysis of our Section 382 ownership changes and have determined that the utilization of certain of our net operating loss carryforwards in the United States may be limited. This restricted amount includes the limitation on annual utilization related to the remaining $183 million of federal and state net operating loss carry-forwards of Allied Riser Communications Corporation that were acquired by us via a 2002 merger. The net operating loss carryforwards in the United States will expire, if unused, between 2024 and 2030. The net operating loss carry-forwards related to the Canadian operations expire in 2027. The net operating loss carry-forwards related to our European operations include $527 million that do not expire and $153 million that expire between 2010 and 2016.

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

Revenue Recognition

        We recognize service revenue when the services are performed, evidence of an arrangement exists, the fee is fixed and determinable and collection is probable. Service discounts and incentives offered to certain customers are recorded as a reduction of revenue when granted. Fees billed in connection with customer installations are deferred and recognized ratably over the longer of estimated customer life or contract term. We determine the estimated customer life using a historical analysis of customer retention and contract terms. If our estimated customer life and contract terms increase, we will recognize installation revenue over a longer period. We expense the direct costs associated with sales as incurred.

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

  •
  Our valuation allowance for our net deferred tax asset reflects the uncertainty surrounding the realization of our net operating loss carry-forwards and our other deferred tax assets. To reflect for the uncertainty of future taxable income we have recorded a valuation allowance for the significant majority of our net deferred tax asset. At each balance sheet date, we assess the likelihood that we will be able to realize our deferred tax assets. We consider all available positive and negative evidence in assessing the need for a valuation allowance. As of December 31, 2008, we determined that a full valuation allowance against our deferred tax assets was necessary primarily due to the effect of historical operating losses. At December 31, 2009, we concluded that it was more likely than not that we would be able to realize certain of our deferred tax assets primarily as a result of our estimate of expected future taxable income related to our Canadian operations. Accordingly, we reversed the valuation allowance recording an income tax benefit of $1.5 million in the year ended December 31, 2009. As of December 31, 2009, we maintained a full valuation allowance against our other deferred tax assets consisting primarily of net operating loss carryforwards.

Convertible Senior Notes

        On January 1, 2009, we adopted Codification Subtopic 470-20, Debt, "Debt with Conversion and Other Options" ("ASC 470-20"). ASC 470-20 clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. ASC 470-20 requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer's nonconvertible debt borrowing rate when interest cost is recognized. ASC 470-20 requires bifurcation of a component of the debt, classification of that component in equity and the amortization of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statements of operations.

        The adoption of ASC 470-20 affected the accounting for our 1.00% Convertible Senior Notes (the "Notes"). The retrospective application of this pronouncement affected the period from June 2007 (when the Notes were issued) through December 31, 2008, including the accounting for the gains resulting from our purchases of Notes in 2008. The adoption of ASC 470-20 required us to estimate the fair value of our Notes on the issuance date and on each purchase date. The fair value we assigned to the liability component of our Notes was determined using interest rates of similar debt that excluded a conversion feature and then applying that effective interest rate to the cash flows associated with the Notes to calculate the present value.

Equity-based Compensation

        We grant options for shares of our common stock to our employees with a strike price equal to the market value at the grant date. We grant shares of restricted stock to our senior management team and to certain other employees. We determine the fair value of grants of restricted stock by the closing trading price of our common stock on the grant date. Grants of shares of restricted stock vest over periods ranging from immediate vesting to over a four-year period. Compensation expense for all awards is recognized ratably over the service period.

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

  Other Accounting Policies

        We record assets and liabilities under capital leases at the lesser of the present value of the aggregate future minimum lease payments or the fair value of the assets under lease. We establish the number of renewal option periods used in determining the lease term, if any, based upon our assessment at the inception of the lease of the number of option periods that are reasonably assured. We estimate the fair value of leased assets using market data for similar assets.

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

        We estimate the useful lives of our property and equipment based upon historical usage with consideration given to technological changes and trends in the industry that could impact the asset utilization. We establish the number of renewal option periods used in determining the lease term, if any, for amortizing leasehold improvements based upon our assessment at the inception of the lease of the number of option periods that are reasonably assured.

Recent Accounting Pronouncements

Recent accounting pronouncements—to be adopted

        In September 2009, the FASB issued Accounting Standards Update ('ASU") 2009-13, Multiple Element Arrangements. ASU 2009-13 addresses the determination of when the individual deliverables included in a multiple arrangement may be treated as separate units of accounting. ASU 2009-13 also modifies the manner in which the transaction consideration is allocated across separately identified deliverables and establishes definitions for determining fair value of elements in an arrangement. This standard must be adopted by us no later than January 1, 2011 with earlier adoption permitted. We are currently evaluating the impact, if any, that this standard update will have on our consolidated financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to certain market risks. These risks, which include interest rate risk and foreign currency exchange risk, arise in the normal course of business rather than from trading activities.

Interest Rate Risk

        Our cash flow exposure due to changes in interest rates related to our debt is limited as our Notes have a fixed interest rate. The fair value of the Notes may increase or decrease for various reasons, including fluctuations in the market price of our common stock, fluctuations in market interest rates and fluctuations in general economic conditions. Based upon the quoted market price at December 31, 2009, the fair value of our Notes was approximately $57.9 million.

        Our interest income is sensitive to changes in the general level of interest rates. However, based upon the nature and current level of our investments, which are primarily cash and cash equivalents, we believe that there is no material interest rate exposure related to our investments.

Foreign Currency Exchange Risk

        Our operations outside of the U.S. expose us to potentially unfavorable adverse movements in foreign currency rate changes. We have not entered into forward exchange contracts related to our foreign currency exposure. While we record financial results and assets and liabilities from our international operations in their local currencies, these results are reflected in our consolidated financial statements in U.S. dollars. Therefore, our reported results are exposed to fluctuations in the exchange rates between the U.S. dollar and the local currencies, in particular the Euro and the Canadian dollar. In addition, we fund certain cash flow requirements of our international operations in U.S. dollars. Accordingly, in the event that the local currencies strengthen versus the U.S. dollar to a greater extent than planned the revenues, expenses and cash flow requirements associated with our international operations may be significantly higher in U.S.-dollar terms than planned.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Cogent Communications Group, Inc.

        We have audited the accompanying consolidated balance sheets of Cogent Communications Group, Inc. and subsidiaries (the "Company") as of December 31, 2008 and 2009, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the index at 15(a) 2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cogent Communications Group, Inc. and subsidiaries at December 31, 2008 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Notes 1 and 4 to the consolidated financial statements, the Company changed its method of accounting for convertible debt instruments with the adoption of the guidance originally issued in the Financial Accounting Standards Board's ("FASB") Staff Position No. Accounting Principles Board 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) ("FSP APB 14-1") (codified in FASB Accounting Standards Codification ("ASC") Topic 470-20 Debt with Conversion and Other Options) effective January 1, 2009. ASC 470-20 requires retrospective application for all periods presented and accordingly the Company has applied FSP APB 14-1 to all years presented.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cogent Communications Group, Inc.'s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
McLean, VA March 1, 2010

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2008 AND 2009

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	2008 (As adjusted)	2009
Assets
Current assets:
Cash and cash equivalents	$71,291	$55,929
Short-term investments—restricted	62	—
Accounts receivable, net of allowance for doubtful accounts of $1,914 and $2,516, respectively	22,174	22,877
Prepaid expenses and other current assets	6,389	8,045

Total current assets	99,916	86,851
Property and equipment:
Property and equipment	618,008	695,437
Accumulated depreciation and amortization	(374,069)	(431,653)

Total property and equipment, net	243,939	263,784
Deposits and other assets ($1,091 and $469 restricted, respectively)	3,938	4,360

Total assets	$347,793	$354,995

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$12,795	$12,781
Accrued and other current liabilities	14,756	17,609
Current maturities, capital lease obligations	5,940	5,643

Total current liabilities	33,491	36,033
Capital lease obligations, net of current maturities	98,253	104,021
Convertible senior notes, net of discount of $30,253 and $25,708, respectively	61,725	66,270
Other long term liabilities	3,374	4,187

Total liabilities	196,843	210,511

Commitments and contingencies
Stockholders' equity:
Common stock, $0.001 par value; 75,000,000 shares authorized; 44,318,949 and 44,853,974 shares issued and outstanding, respectively	44	45
Additional paid-in capital	465,114	475,158
Stock purchase warrants	764	—
Accumulated other comprehensive income—foreign currency translation adjustment	572	1,976
Accumulated deficit	(315,544)	(332,695)

Total stockholders' equity	150,950	144,484

Total liabilities and stockholders' equity	$347,793	$354,995

The consolidated balance sheet as of December 31, 2008 has been restated for the retrospective application of ASC 470-20.

The accompanying notes are an integral part of these consolidated balance sheets.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2007, DECEMBER 31, 2008 AND DECEMBER 31, 2009

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	2007 (As adjusted)	2008 (As adjusted)	2009
Service revenue	$185,663	$215,489	$235,807
Operating expenses:
Network operations (including $208, $328 and $172 of equity-based compensation expense, respectively, exclusive of amounts shown separately)	87,756	93,055	102,775
Selling, general, and administrative (including $10,176, $17,548 and $8,435 of equity-based compensation expense, and $2,005, $4,577 and $4,873 of bad debt expense, respectively)	62,187	80,465	76,905
Asset impairment	—	1,592	—
Depreciation and amortization	65,638	62,589	59,913

Total operating expenses	215,581	237,701	239,593

Operating loss	(29,918)	(22,212)	(3,786)
Gains—purchases of convertible senior notes	—	23,075	—
Gain—lease obligation restructuring	2,110	—	—
Gains—purchase and dispositions of assets	95	178	210
Interest income and other	6,914	3,847	898
Interest expense	(14,564)	(18,574)	(15,720)

Net loss before income taxes	(35,363)	(13,686)	(18,398)
Income tax (provision) benefit	—	(1,536)	1,247

Net loss	$(35,363)	$(15,222)	$(17,151)

Basic and diluted net loss per common share	$(0.74)	$(0.34)	$(0.39)

Weighted-average common shares—basic & diluted	47,800,159	44,563,727	44,028,736

The consolidated statements of operations for the years ended December 31, 2007 and 2008 have been restated for the retrospective application of ASC 470-20.

The accompanying notes are an integral part of these consolidated statements.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2007 DECEMBER 31, 2008 AND DECEMBER 31, 2009

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	Common Stock				Foreign Currency Translation Adjustment
			Additional Paid-in Capital	Stock Purchase Warrants		Accumulated Deficit	Total Stockholder's Equity	Comprehensive Loss
	Shares	Amount
Balance at December 31, 2006	48,928,108	$49	$478,140	$764	$1,638	$(264,959)	$215,632
Total, December 31, 2006								$(52,784)

Forfeitures of shares granted to employees	(22,659)	—	—	—	—	—	—	—
Equity-based compensation	—	—	11,105	—	—	—	11,105	—
Foreign currency translation	—	—	—	—	1,962	—	1,962	1,962
Issuances of common stock, net	1,033,404	1	—	—	—	—	1	—
Exercises of options	216,311	—	1,103	—	—	—	1,103	—
Common stock purchases and retirement	(2,225,290)	(2)	(59,946)	—	—	—	(59,948)	—
Conversion option on convertible senior notes (Notes 1 and 4)	—	—	74,933	—	—	—	74,933	—
Net loss	—	—	—	—	—	(35,363)	(35,363)	(35,363)

Balance at December 31, 2007 (as adjusted)	47,929,874	48	505,335	764	3,600	(300,322)	209,425
Total, December 31, 2007								$(33,401)

Forfeitures of shares granted to employees	(17,596)	—	—	—	—	—	—	—
Equity-based compensation	—	—	18,901	—	—	—	18,901	—
Foreign currency translation	—	—	—	—	(3,028)	—	(3,028)	(3,028)
Issuances of common stock, net	715,610	—	—	—	—	—	—	—
Exercises of options	63,931	—	148	—	—	—	148	—
Common stock purchases and retirement	(4,372,870)	(4)	(59,270)	—	—	—	(59,274)	—
Net loss	—	—	—	—	—	(15,222)	(15,222)	(15,222)

Balance at December 31, 2008 (as adjusted)	44,318,949	44	465,114	764	572	(315,544)	150,950
Total, December 31, 2008								$(18,250)

Forfeitures of shares granted to employees	(4,532)	—	—	—	—	—	—	—
Equity-based compensation	—	—	9,654	—	—	—	9,654	—
Foreign currency translation	—	—	—	—	1,404	—	1,404	1,404
Issuances of common stock, net	25,008	—	—	—	—	—	—	—
Expiration of warrants	—	—	764	(764)	—	—	—	—
Exercises of options	644,174	1	356	—	—	—	357
Common stock purchases and retirement	(129,625)	—	(730)	—	—	—	(730)	—
Net loss	—	—	—	—	—	(17,151)	(17,151)	(17,151)

Balance at December 31, 2009	44,853,974	$45	$475,158	$—	$1,976	$(332,695)	$144,484

Total, December 31, 2009								$(15,747)

The consolidated statements of changes in stockholder's equity for the years ended December 31, 2007 and 2008 have been restated for the retrospective application of ASC 470-20.

The accompanying notes are an integral part of these consolidated statements.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2007, DECEMBER 31, 2008 AND DECEMBER 31, 2009

(IN THOUSANDS)

	2007 (As adjusted)	2008 (As adjusted)	2009
Cash flows from operating activities:
Net loss	$(35,363)	$(15,222)	$(17,151)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	65,638	62,589	59,913
Asset impairment	—	1,592	—
Amortization of debt discount—convertible notes	5,914	8,049	4,545
Equity-based compensation expense (net of amounts capitalized)	10,384	17,876	8,607
Gains—purchases of senior convertible notes	—	(23,075)	—
Gains—lease restructurings dispositions of assets and other, net	(2,853)	(138)	(219)
Changes in assets and liabilities:
Accounts receivable	(399)	(1,273)	(138)
Prepaid expenses and other current assets	(679)	495	(1,464)
Deposits and other assets	1,003	(537)	(292)
Accounts payable, accrued liabilities and other long-term liabilities	4,985	3,980	3,143

Net cash provided by operating activities	48,630	54,336	56,944

Cash flows from investing activities:
Purchases of property and equipment	(30,389)	(33,510)	(49,507)
(Purchases) maturities of short-term investments, net	(732)	750	62
Purchase of other assets	—	—	(246)
Proceeds from asset sales	257	221	338

Net cash used in investing activities	(30,864)	(32,539)	(49,353)

Cash flows from financing activities:
Proceeds from issuance of convertible senior notes, net	195,147	—	—
Purchases of convertible senior notes	—	(48,553)	—
Repayment of convertible subordinated notes	(10,187)	—	—
Repayment of capital lease obligations	(9,809)	(17,959)	(23,167)
Purchases of common stock	(59,949)	(59,273)	(730)
Proceeds from exercises of common stock options	1,103	147	357

Net cash provided by (used in) financing activities	116,305	(125,638)	(23,540)

Effect of exchange rate changes on cash	308	(1,889)	587

Net increase (decrease) in cash and cash equivalents	134,379	(105,730)	(15,362)
Cash and cash equivalents, beginning of year	42,642	177,021	71,291

Cash and cash equivalents, end of year	$177,021	$71,291	$55,929

Supplemental disclosures of cash flow information:
Cash paid for interest	$9,248	$10,669	$10,420
Cash paid for income taxes	—	1,720	253
Non-cash financing activities—
Capital lease obligations incurred	11,498	32,398	27,803

The consolidated statements of cash flows for the years ended December 31, 2007 and 2008 have been restated for the retrospective application of ASC 470-20.

The accompanying notes are an integral part of these consolidated statements.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007, 2008 and 2009

1. Description of the business and summary of significant accounting policies:

Description of business

        Cogent Communications Group, Inc. (the "Company") is a Delaware corporation and is headquartered in Washington, DC. The Company is a facilities-based provider of low-cost, high-speed Internet access and Internet Protocol ("IP") communications services. The Company's network is specifically designed and optimized to transmit data using IP. The Company delivers its services to small and medium-sized businesses, communications service providers and other bandwidth-intensive organizations in North America and Europe.

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

DECEMBER 31, 2007, 2008 and 2009

1. Description of the business and summary of significant accounting policies: (Continued)

Revenue recognition and allowance for doubtful accounts

        The Company's service offerings consist of telecommunications services provided under month-to-month or annual contracts. Fixed fees are billed monthly in advance and usage fees are billed monthly in arrears. Net revenues from telecommunication services are recognized when the services are performed, evidence of an arrangement exists, the fee is fixed and determinable and collection is probable. The probability of collection is determined by an analysis of a new customer's credit history and historical payment patterns for existing customers. Service discounts and incentives related to telecommunication services are recorded as a reduction of revenue when granted. Fees billed in connection with customer installations are deferred and recognized ratably over the longer of the contract term or the estimated customer life which is determined by a historical analysis of customer retention and the contract term. The Company expenses the direct costs associated with sales as incurred.

        The Company invoices certain customers for amounts contractually due for unfulfilled minimum contractual obligations and recognizes a corresponding sales allowance equal to the amount invoiced resulting in the recognition of no net revenue at the time the customer is billed. The Company vigorously seeks payment of these amounts. The Company recognizes net revenue as these billings are collected in cash.

        The Company establishes an allowance for doubtful accounts and other sales credit adjustments. Allowances for sales credits are established through a reduction of revenue, while allowances for doubtful accounts are established through a charge to selling, general, and administrative expenses. The Company assesses the adequacy of these reserves by evaluating general factors, such as the length of time individual receivables are past due, historical collection experience, and changes in the credit worthiness of its customers. The Company also assesses the ability of specific customers to meet their financial obligations and establishes specific allowances related to these customers. If circumstances relating to specific customers change or economic conditions change such that the Company's past collection experience and assessment of the economic environment are no longer appropriate, the Company's estimate of the recoverability of its trade receivables could be impacted.

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

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007, 2008 and 2009

1. Description of the business and summary of significant accounting policies: (Continued)

Foreign currency translation adjustment and comprehensive income (loss)

        The consolidated financial statements of Cogent Canada and Cogent Europe are translated into U.S. dollars using the period-end foreign currency exchange rates for assets and liabilities and the average foreign currency exchange rates for revenues and expenses. Gains and losses on translation of the accounts of the Company's non-U.S. operations are accumulated and reported as a component of other comprehensive loss in stockholders' equity. The Company's only components of "other comprehensive loss" are currency translation adjustments for all periods presented.

Financial instruments

        The Company considers all highly liquid investments with an original maturity of three months or less at purchase to be cash equivalents. The Company determines the appropriate classification of its investments at the time of purchase and evaluates such designation at each balance sheet date.

        At December 31, 2008 and 2009, the carrying amount of cash and cash equivalents, short-term investments, accounts receivable, prepaid and other current assets, accounts payable, and accrued expenses approximated fair value because of the short-term nature of these instruments. The Company measures its cash equivalents at fair value based upon quoted (Level 1) market prices and at amortized cost, which approximates fair value. Based upon the quoted (Level 1) market price at December 31, 2009, the fair value of the Company's $92.0 million convertible senior notes was approximately $57.9 million.

Short-term investments

        Short-term investments consist of certificates of deposit with original maturities beyond three months, but less than twelve months. Such short-term investments are carried at amortized cost, which approximates fair value due to the short period of time to maturity.

        The Company was party to letters of credit totaling approximately $0.9 million as of December 31, 2008 and $0.4 million as of December 31, 2009. These letters of credit are secured by investments totaling approximately $1.2 million at December 31, 2008 and $0.5 million as of December 31, 2009, that are restricted and included in short-term investments and other assets.

Credit risk

        The Company's assets that are exposed to credit risk consist of its cash and cash equivalents, short-term investments, other assets and accounts receivable. As of December 31, 2008 and 2009, the Company's cash equivalents were invested in demand deposit accounts, overnight investments and money market funds. The largest individual investment amount was $26.1 million at December 31, 2008 (money market fund) and $11.1 million at December 31, 2009 (demand deposit account). The Company places its cash equivalents and short-term investments in instruments that meet high-quality credit standards as specified in the Company's investment policy guidelines. The covenants included in Company's revolving line of credit facility with a bank requires a minimum of $10.0 million to be deposited with that bank. Accounts receivable are due from customers located in major metropolitan areas in the United States, Europe and Canada. Receivables from the Company's net centric (wholesale) customers are subject to a higher degree of credit risk than other customers.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007, 2008 and 2009

1. Description of the business and summary of significant accounting policies: (Continued)

Property and equipment

        Property and equipment are recorded at cost and depreciated once deployed using the straight-line method over the estimated useful lives of the assets. Useful lives are determined based on historical usage with consideration given to technological changes and trends in the industry that could impact the asset utilization. System infrastructure costs include the capitalized compensation costs of employees directly involved with construction activities and costs incurred by third party contractors. Assets and liabilities under capital leases are recorded at the lesser of the present value of the aggregate future minimum lease payments or the fair value of the assets under lease. Leasehold improvements include costs associated with building improvements. The Company determines the number of renewal option periods, if any, included in the lease term for purposes of amortizing leasehold improvements based upon its assessment at the inception of the lease of the number of option periods that are reasonably assured. Expenditures for maintenance and repairs are expensed as incurred.

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

Long-lived assets

        The Company's long-lived assets include property and equipment and identifiable intangible assets. These long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment is determined by comparing the carrying value of these long-lived assets to management's probability weighted estimate of the future undiscounted cash flows expected to result from the use of the assets. In the event an impairment exists, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset, which would be determined by using quoted market prices or valuation techniques such as the discounted present value of expected future cash flows, appraisals, or other pricing models. In the event there are changes in the planned use of the Company's long-term assets or the Company's expected future undiscounted cash flows are reduced significantly, the Company's assessment of its ability to recover the carrying value of these assets could change.

Asset retirement obligations

        The fair value of a liability for an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007, 2008 and 2009

1. Description of the business and summary of significant accounting policies: (Continued)

are capitalized as part of the carrying amount of the long-lived asset. The Company records changes in the liability for an asset retirement obligation due to passage of time using the effective interest rate method. The interest rate used to measure that change is the credit-adjusted risk-free rate that existed when the liability was initially measured.

Equity-based compensation

        The Company recognizes compensation expense for its share-based payments granted to its employees based on their grant date fair values with the expense being recognized over the requisite service period. See Note 8 for additional information.

Income taxes

        The Company's deferred tax assets or liabilities are computed based upon the differences between financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. Deferred income tax expense or benefits are based upon the changes in the assets or liability from period to period.

        Management determines whether a tax position is more likely than not to be sustained upon examination based on the technical merits of the position. Once it is determined that a position meets this recognition threshold, the position is measured to determine the amount of benefit to be recognized in the financial statements. The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

        The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is subject to U.S. federal tax and state tax examinations for years from 2005 to 2009. The Company is subject to tax examinations in its foreign jurisdictions generally for years from 2000 to 2009. Management does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

Basic and diluted net loss per common share

        Basic earnings per share ("EPS") excludes dilution for common stock equivalents and is computed by dividing net income or (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock outstanding during each period, adjusted for the effect of common stock equivalents, if dilutive.

        Shares of restricted stock are included in the computation of basic EPS as they vest and are included in diluted EPS, to the extent they are dilutive, determined using the treasury stock method. As of December 31, 2007, 2008 and 2009, 1.2 million, 1.7 million and 0.4 million unvested shares of restricted common stock, respectively, are not included in the computation of diluted loss per share, as the effect would be anti-dilutive.

        Using the "if-converted" method, the shares issuable upon conversion of the Company's 1.00% Convertible Senior Notes (the "Notes") were anti-dilutive for the years ended December 31, 2007, 2008 and 2009. Accordingly, the impact has been excluded from the EPS computations. The Notes are

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007, 2008 and 2009

1. Description of the business and summary of significant accounting policies: (Continued)

convertible into shares of the Company's common stock at an initial conversion price of $49.18 per share, yielding 4.1 million common shares, as of December 31, 2007 and 1.9 million shares at December 31, 2008 and 2009, subject to certain adjustments set forth in the indenture.

        The Company computes the dilutive effect of outstanding options using the treasury stock method. For the years ended December 31, 2007, 2008 and 2009 options to purchase 1.1 million, 1.1 million and 0.4 million shares of common stock, respectively, at weighted-average exercise prices of $5.75, $5.65 and $12.59 per share, respectively, are not included in the computation of diluted loss per share as the effect would be anti-dilutive.

Recent accounting pronouncements—adopted

        In June 2009, the Financial Accounting Standards Board ("FASB") issued FASB ASC 105, "Generally Accepted Accounting Principles" which establishes the FASB Accounting Standards Codification ("ASC") as the sole source of authoritative generally accepted accounting principles. Pursuant to the provisions of FASB ASC 105, the Company has updated references to GAAP in its financial statements. The adoption of FASB ASC 105 did not impact the Company's financial position or results of operations.

        On January 1, 2009, the Company adopted the provisions of Accounting Standards Codification ("ASC") ASC 470-20, Debt, "Debt with Conversion and Other Options" ("ASC 470-20"). ASC 470-20 clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. ASC 470-20 requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer's nonconvertible debt borrowing rate when interest cost is recognized. ASC 470-20 requires bifurcation of a component of the debt, classification of that component in equity and the amortization of the resulting discount on the debt to be recognized as part of interest expense in the Company's consolidated statements of operations.

        ASC 470-20 requires retrospective application for all periods presented for instruments that were outstanding during any of the periods presented in the consolidated financial statements. The adoption of ASC 470-20 affected the accounting for the Company's Notes. The retrospective application of this pronouncement affected the period from June 2007 (when the Notes were issued) through December 31, 2008.

        The following table sets forth the effect of the retrospective application of ASC 470-20 on certain previously reported line items (in thousands, except per share data):

Consolidated Statements of Operations:

	Year ended December 31, 2007
	Originally Reported	As Adjusted
Interest expense	$(10,226)	$(14,564)
Net loss	(31,025)	(35,363)
Basic and diluted loss per share	$(0.65)	$(0.74)

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007, 2008 and 2009

1. Description of the business and summary of significant accounting policies: (Continued)

	Year ended December 31, 2008
	Originally Reported	As Adjusted
Interest expense	$(11,066)	$(18,574)
Gain—purchase of convertible senior notes	57,568	23,075
Net income (loss)	26,779	(15,222)
Basic income (loss) per share	$0.60	$(0.34)
Diluted income (loss) per share	$0.59	$(0.34)
Weighted average shares—diluted	45,623,557	44,563,727

Consolidated Balance Sheets:

	December 31, 2007
	Originally Reported	As Adjusted
Deposits and other assets	$3,676	$3,547
Convertible senior notes	195,867	125,143
Additional paid-in capital	430,402	505,335
Accumulated deficit	(295,984)	(300,322)
Total stockholders' equity	138,830	209,425

	December 31, 2008
	Originally Reported	As Adjusted
Deposits and other assets	$3,986	$3,938
Convertible senior notes	90,367	61,725
Additional paid-in capital	390,181	465,114
Accumulated deficit	(269,205)	(315,544)
Total stockholders' equity	122,356	150,950

        The Company has adopted the provisions of ASC 820 "Fair Value Measurements and Disclosures" ("ASC 820"). ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The adoption of the various provisions of ASC 820 did not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

        The Company evaluates its freestanding financial instruments, or embedded features, under the provisions of ASC 815-40 "Derivatives and Hedging—Contracts in Entity's Own Equity" ("ASC 815-40") to determine if they are considered indexed to its stock. If the instrument or embedded feature is not eligible for equity classification it would be classified as an asset or liability and remeasured at fair value through earnings. The Company has determined that its embedded conversion features are considered indexed to its stock. As a result, the adoption of ASC 815-40 did not have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007, 2008 and 2009

1. Description of the business and summary of significant accounting policies: (Continued)

        The Company accounts for its acquisitions under the provisions of ASC 805 "Business Combinations" ("ASC 805"). ASC 805 establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree and recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. ASC 805 also sets forth the disclosures required to be made in the financial statements to evaluate the nature and financial effects of the business combination. There have been no material acquisitions by the Company since January 1, 2009 (the ASC 805 adoption date), as a result there has been no material impact related to the Company's adoption of ASC 805.

        ASC 855 "Subsequent Events" establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The Company has adopted the provisions of ASC 855. The adoption of ASC 855 did not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

2. Property and equipment:

        Property and equipment consisted of the following (in thousands):

	December 31,
	2008	2009
Owned assets:
Network equipment	$284,313	$319,178
Leasehold improvements	84,392	92,567
System infrastructure	46,445	51,134
Software	8,768	8,827
Office and other equipment	6,748	7,554
Building	1,564	1,591
Land	133	135

	432,363	480,986
Less—Accumulated depreciation and amortization	(319,394)	(365,288)

	112,969	115,698
Assets under capital leases:
IRUs	185,645	214,451
Less—Accumulated depreciation and amortization	(54,675)	(66,365)

	130,970	148,086

Property and equipment, net	$243,939	$263,784

        Depreciation and amortization expense related to property and equipment and capital leases was $64.5 million, $62.6 million and $59.6 million, for the years ended December 31, 2007, 2008 and 2009, respectively.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007, 2008 and 2009

2. Property and equipment: (Continued)

Capitalized construction costs

        The Company capitalizes the compensation cost of employees directly involved with its construction activities. In 2007, 2008 and 2009, the Company capitalized compensation costs of $3.5 million, $4.1 million and $4.5 million respectively. These amounts are included in system infrastructure costs.

3. Accrued and other liabilities:

        The Company provides for asset retirement obligations for certain points of presence in its networks. The balance (recorded in other long-term liabilities) was $1.2 million at December 31, 2008 and 2009.

        Accrued and other current liabilities as of December 31 consist of the following (in thousands):

	2008	2009
Operating accruals	$5,618	$7,682
Deferred revenue—current portion	2,675	3,220
Payroll and benefits	2,632	2,325
Taxes—non-income based	850	646
Interest	2,981	3,736

Total	$14,756	$17,609

4. Long-term debt:

Convertible Senior Notes

        In June 2007, the Company issued its Notes for an aggregate principal amount of $200.0 million in a private offering for resale to qualified institutional buyers pursuant to SEC Rule 144A. The Notes mature on June 15, 2027, are unsecured, and bear interest at 1.00% per annum. The Notes will rank equally with any future senior debt and senior to any future subordinated debt and will be effectively subordinated to all existing and future liabilities of the Company's subsidiaries and to any secured debt the Company may issue, to the extent of the value of the collateral. Interest is payable in cash semiannually in arrears on June 15 and December 15, of each year, beginning on December 15, 2007. The Company received net proceeds from the issuance of the Notes of approximately $195.1 million, after deducting the original issue discount of 2.25% and issuance costs. The discount and other issuance costs are being amortized to interest expense using the effective interest method through June 15, 2014, which is the earliest put date.

Conversion Process and Other Terms of the Notes

        The Notes are convertible into shares of the Company's common stock at an initial conversion price of $49.18 per share, or 20.3355 shares for each $1,000 principal amount of Notes, subject to adjustment for certain events as set forth in the indenture. Depending upon the price of the Company's common stock at the time of conversion, holders of the Notes will receive additional shares of the Company's common stock. Upon conversion of the Notes, the Company will have the right to deliver

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007, 2008 and 2009

4. Long-term debt: (Continued)

shares of its common stock, cash or a combination of cash and shares of its common stock. The Notes are convertible (i) during any fiscal quarter after the fiscal quarter ending September 30, 2007, if the closing sale price of the Company's common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter exceeds 130% of the conversion price in effect on the last trading day of the immediately preceding fiscal quarter, or (ii) specified corporate transactions occur, or (iii) the trading price of the Notes falls below a certain threshold, or (iv) if the Company calls the Notes for redemption, or (v) on or after April 15, 2027, until maturity. In addition, following specified corporate transactions, the Company will increase the conversion rate for holders who elect to convert notes in connection with such corporate transactions, provided that in no event may the shares issued upon conversion, as a result of adjustment or otherwise, result in the issuance of more than 35.5872 common shares per $1,000 principal amount. The Notes include an "Irrevocable Election of Settlement" whereby the Company may choose, in its sole discretion, and without the consent of the holders of the Notes, to waive its right to settle the conversion feature in either cash or stock or in any combination at its option. The Notes may be redeemed by the Company at any time after June 20, 2014 at a redemption price of 100% of the principal amount plus accrued interest. Holders of the Notes have the right to require the Company to repurchase for cash all or some of their notes on June 15, 2014, 2017 and 2022 and upon the occurrence of certain designated events at a redemption price of 100% of the principal amount plus accrued interest.

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

        As a result of the adoption of ASC 470-20, the Company was required to separately account for the debt and equity components of the Notes in a manner that reflects its nonconvertible debt (unsecured debt) borrowing rate when interest expense is recognized. The debt and equity components for the Notes were as follows (in thousands):

	December 31, 2008	December 31, 2009
Principal amount of convertible senior notes	$91,978	$91,978
Unamortized discount	(30,253)	(25,708)
Net carrying amount	61,725	66,270
Additional paid-in capital	74,933	74,933

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007, 2008 and 2009

4. Long-term debt: (Continued)

        At December 31, 2009, the unamortized discount had a remaining recognition period of approximately 4 years. The amount of interest expense recognized and effective interest rate for the years ended December 31, 2007, 2008 and 2009 were as follows (in thousands):

	Year Ended December 31, 2007	Year Ended December 31, 2008	Year Ended December 31, 2009
Contractual coupon interest	$1,111	$1,785	$920
Amortization of discount and costs on Notes	4,734	8,094	4,559

Interest expense	$5,845	$9,879	$5,479

Effective interest rate	8.7%	8.7%	8.7%

Purchases of Notes

        In 2008, the Company purchased an aggregate of $108.0 million of face value of the Notes for $48.6 million in cash in a series of transactions. These transactions resulted in a gain, restated for the impact of the adoption of ASC 470-20, of $23.1 million for the year ended December 31, 2008. The originally recorded gain was $57.6 million for the year ended December 31, 2008.

5. Income taxes:

        The provision (benefit) for income taxes is comprised of the following (in thousands):

	2008	2009
Current provision
Federal income tax	$593	$—
State income tax	943	255
Deferred provision
Utilization of net operating losses	9,023	1,109
Change in valuation allowance	(9,023)	(2,611)

Total income tax provision (benefit)	$1,536	$(1,247)

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007, 2008 and 2009

5. Income taxes: (Continued)

        The net deferred tax asset is comprised of the following (in thousands):

	December 31
	2008	2009
Net operating loss carry-forwards	$332,374	$359,546
Depreciation	(12,455)	(11,374)
Convertible notes	(11,768)	(10,211)
Equity-based compensation	4,254	1,295
Tax credits	689	2,290
Accrued liabilities and other	205	98
Valuation allowance	(313,299)	(340,132)

Net deferred tax asset	$—	$1,512

        At each balance sheet date, the Company assesses the likelihood that it will be able to realize its deferred tax assets. The Company considers all available positive and negative evidence in assessing the need for a valuation allowance. As of December 31, 2008, the Company determined that a full valuation allowance against its deferred tax assets was necessary primarily due to the effect of historical operating losses. At December 31, 2009, the Company concluded that it was more likely than not that it would be able to realize certain of its deferred tax assets primarily as a result of expected future taxable income related to its Canadian operations. Accordingly, the Company reversed a portion of its valuation allowance related to these deterred tax assets and recorded an income tax benefit of $1.5 million in the year ended December 31, 2009. As of December 31, 2009, the Company maintained a full valuation allowance against its other deferred tax assets consisting primarily of net operating loss carryforwards.

        As of December 31, 2009, the Company has combined net operating loss carry-forwards of approximately $1.1 billion. This amount includes federal and state net operating loss carry-forwards in the United States of approximately $400 million, net operating loss carry-forwards related to its Canadian operations of approximately $4 million and net operating loss carry-forwards related to its European operations of approximately $680 million. Section 382 of the Internal Revenue Code in the United States limits the utilization of net operating losses when ownership changes, as defined by that section, occur. The Company has performed an analysis of its Section 382 ownership changes and has determined that the utilization of certain of its net operating loss carryforwards in the United States may be limited. This restricted amount includes the limitation on annual utilization related to the remaining $183 million of federal and state net operating loss carry-forwards of Allied Riser Communications Corporation that were acquired by the Company via merger in 2002. The net operating loss carryforwards in the United States will expire, if unused, between 2024 and 2030. The net operating loss carry-forwards related to the Canadian operations expire in 2027. The net operating loss carry-forwards related to the European operations include $527 million that do not expire and $153 million that expire between 2010 and 2016.

        In the normal course of business the Company takes positions on its tax returns that may be challenged by taxing authorities. The Company evaluates all uncertain tax positions to assess whether the position will more likely than not be sustained upon examination. If the Company determines that

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007, 2008 and 2009

5. Income taxes: (Continued)

the tax position is more likely than not to be sustained, the Company records the amount of the benefit that is more likely than not to be realized when the tax position is settled. This liability is included in other long-term liabilities in the accompanying balance sheets and was $0.5 million as of December 31, 2008 and $0.6 million as of December 31, 2009. The Company does not expect the final resolution of tax examinations to have a material impact on the Company's financial results.

        The following is a reconciliation of the Federal statutory income tax rate to the effective rate reported in the financial statements.

	2007	2008	2009
Federal income tax at statutory rates	(34.0)%	(35.0)%	(35.0)%
State income tax at statutory rates, net of Federal benefit	(4.0)	(3.9)	(3.9)
State tax credits	—	—	(8.7)
Impact of foreign operations	0.8	(102.0)	—
Non-deductible expenses	4.7	28.8	8.0
Alternative minimum tax	—	4.3	—
Change in valuation allowance	32.5	119.0	32.8

Effective income tax rate	—%	11.2%	(6.8)%

6. Commitments and contingencies:

Capital leases—fiber lease agreements

        The Company has entered into lease agreements with several providers for dark fiber primarily under 15 - 20 year IRUs with additional renewal terms. These IRUs connect the Company's international backbone fibers with the multi-tenant office buildings, carrier neutral data centers and the customers served by the Company. Once the Company has accepted the related fiber route, leases that meet the criteria for treatment as capital leases are recorded as a capital lease obligation and an IRU asset. The future minimum payments under these agreements are as follows (in thousands):

For the year ending December 31,
2010	$17,300
2011	15,820
2012	15,933
2013	15,500
2014	15,040
Thereafter	128,543

Total minimum lease obligations	208,136
Less—amounts representing interest	(98,472)

Present value of minimum lease obligations	109,664
Current maturities	(5,643)

Capital lease obligations, net of current maturities	$104,021

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007, 2008 and 2009

6. Commitments and contingencies: (Continued)

Capital lease obligation amendments

        In 2004, Cogent Spain negotiated modifications to an IRU capital lease and note obligation with a vendor. The modified note was interest free and included nineteen equal quarterly installment payments beginning in 2005 of $0.3 million and a final payment of $5.9 million due in January 2010. In December 2009, Cogent Spain further amended the note obligation. The modified note accrues interest at the lower of 2% or Euribor and includes an initial payment of $0.6 million in January 2010 followed by eleven semi-annual installment payments of $0.5 million.

Current and potential litigation

        The Company is involved in disputes with certain telecommunications companies. The total amount claimed by these vendors is approximately $0.3 million. The Company does not believe any of these amounts are owed to these providers and intends to vigorously defend its position and believes that it has adequately reserved for any potential liability.

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

Operating leases, maintenance and tenant license agreements

        The Company leases office space, network equipment sites, and other facilities under operating leases. The Company also enters into building access agreements with the landlords of multi- tenant office buildings. The Company pays fees for the maintenance of its leased dark fiber and in certain

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007, 2008 and 2009

6. Commitments and contingencies: (Continued)

cases the Company connects its customers to its network under operating lease commitments for fiber. Future minimum annual payments under these arrangements are as follows (in thousands):

For the year ending December 31,
2010	$41,671
2011	31,561
2012	25,522
2013	19,642
2014	16,830
Thereafter	97,316

$232,542

        Expenses related to these arrangements were $40.5 million in 2007, $44.9 million in 2008 and $49.0 million in 2009.

        The Company has sublet certain office space and facilities. Future minimum payments under sub-lease agreements are approximately $0.1 million.

Unconditional purchase obligations

        Unconditional purchase obligations for equipment and services totaled approximately $9.2 million at December 31, 2009 and are expected to be fulfilled within one year. As of December 31, 2009 the Company had committed to additional dark fiber IRU lease agreements totaling approximately $47.0 million in future payments for fiber lease and maintenance payments to be paid over periods of up to 20 years. These obligations begin when the related fiber is accepted, which is expected to occur in 2010. Future minimum payments under these obligations are approximately, $7.5 million, $2.6 million, $2.6 million, $2.6 million, and $2.6 million for the years ending December 31, 2010 to December 31, 2014, respectively, and approximately $29.1 million, thereafter. In June 2009, the Company entered into an amended equipment purchase agreement with a vendor. Under the agreement, and prior agreements, the Company will be required to purchase equipment totaling approximately $23.2 million through 2011.

Defined contribution plan

        The Company sponsors a 401(k) defined contribution plan that, effective in August 2007, provides for a Company matching payment. The Company matching payments for 2008 and 2009 were approximately $0.3 million and $0.3 million, respectively and were paid in cash.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007, 2008 and 2009

6. Commitments and contingencies: (Continued)

Revolving line of credit

        In October 2009, the Company entered into a $20.0 million revolving line of credit facility with a bank. Borrowings under the facility may be used for general corporate purposes, acquisitions, purchases of the Company's common stock, and purchases of the Company's convertible notes. The facility expires and all amounts must be repaid on October 14, 2010. The Company's ability to draw under the revolving facility is conditioned upon, among other things, (i) the size of the Company's borrowing base, which is comprised of the Company's accounts receivable in the United States and Canada, and amounts the Company has on deposit with the bank; (ii) the Company's ability to make the representations and warranties contained in the loan documents on the date of such borrowing; and (iii) the absence of any default or event of default under its loan documents. The revolving facility has a floating interest rate of one month LIBOR plus 2.5% per annum, subject to a minimum interest rate of 3.0% and has a commitment fee of 0.3% per annum.

        The Company's obligations under the revolving facility are secured by a lien on the accounts receivable, general intangibles and certain other assets of the Company and its U.S. and Canadian operating subsidiaries. The revolving facility contains customary covenants, including, but not limited to, restrictions on the Company and its U.S. and Canadian operating subsidiaries' ability to grant liens or security interests on assets subject to the banks security interest and pay dividends. The revolving facility requires the maintenance of a trailing four quarter ratio of the Company's funded debt to adjusted EBITDA (as defined) of less than 3.0:1.0 and a ratio of the Company's adjusted EBITDA (as defined) less dividends and capital expenditures to its debt constituting current maturities (excluding any amounts due under the revolving credit facility) above 0.9:1 for the quarters ended September 30, 2009 and December 31, 2009 and 1.2:1.0 for the quarters thereafter. The covenants also require the Company's to maintain a minimum of $10.0 million to be deposited with the bank. There have been no borrowings under the revolving facility and the Company was in compliance with these covenants.

7. Stockholders' equity:

Authorized shares

        The Company has 75.0 million shares of authorized $0.001 par value common stock and 10,000 authorized but unissued shares of $0.001 par value preferred stock. The holders of common stock are entitled to one vote per common share and, subject to any rights of any series of preferred stock, dividends may be declared and paid on the common stock when determined by the Company's Board of Directors.

Common Stock Buybacks

        In August 2007, the Company's board of directors approved a $50.0 million common stock buyback program (the "Buyback Program"). In June 2008, the Company's board of directors approved an additional $50.0 million of purchases of the Company's common stock under the Buyback Program to occur prior to December 31, 2009. In the years ended December 31, 2008 and 2009, the Company purchased approximately 4.4 million and 0.1 million shares of its common stock, respectively, for approximately $59.3 million and $0.7 million, respectively, under the Buyback Program. These common shares were subsequently retired.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007, 2008 and 2009

7. Stockholders' equity: (Continued)

Allied Riser Warrants

        In connection with the February 2002 merger with Allied Riser, the Company assumed warrants issued by Allied Riser that could convert into approximately 5,200 shares of the Company's common stock. During the year ended December 31, 2009, these warrants with a carrying amount of approximately $0.8 million expired resulting in a reduction to warrants and a corresponding increase to additional paid-in capital.

8. Stock option and award plan:

Incentive Award Plan

        The Company has an award plan, the 2004 Incentive Award Plan, as amended (the "Award Plan"), under which grants of stock and options are made,. Stock options granted under the Award Plan generally vest over a four-year period and have a term of ten years. Grants of shares of restricted stock granted under the Award Plan vest over periods ranging from immediate vesting to over a four-year period. Awards with graded vesting terms are recognized on a straight line basis. Certain option and share grants provide for accelerated vesting if there is a change in control, as defined. For grants of restricted stock, when an employee terminates prior to full vesting the employee retains their vested shares and the employees' unvested shares are returned to the plan. For grants of options for common stock, when an employee terminates prior to full vesting the employee may elect to exercise their vested options for a period of ninety days and any unvested options are returned to the plan. Compensation expense for all awards is recognized ratably over the service period. Shares issued to satisfy awards are provided from the Company's authorized shares. As of December 31, 2009, of the 5.8 million authorized shares under the Award Plan there were a total of 0.2 million shares available for grant.

        The accounting for stock option compensation expense requires the Company to make estimates and judgments that affect its financial statements. These estimates include the following.

  Expected Dividend Yield—The Company has never declared or paid dividends and has no plans to do so in the foreseeable future.

  Expected Volatility—The Company uses its historical volatility since its June 2005 public offering to estimate expected volatility because less than 3% of its fully diluted shares were publicly traded before that date.

  Risk-Free Interest Rate—The Company uses the zero coupon U.S. Treasury rate during the quarter having a term that most closely resembles the expected term of the option.

  Expected Term of the Option—The Company estimates the expected life of the option term by analyzing historical stock option exercises and other relevant data.

  Forfeiture Rates—The Company estimates its forfeiture rate based on historical data with further consideration given to the class of employees to whom the options or shares were granted.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007, 2008 and 2009

8. Stock option and award plan: (Continued)

        The weighted-average per share grant date fair value of options was $12.27 in 2007, $7.20 in 2008 and $4.73 in 2009. The following assumptions were used for determining the fair value of options granted in the three years ended December 31, 2009:

Black-Scholes Assumptions	Year Ended December 31, 2007	Year Ended December 31, 2008	Year Ended December 31, 2009
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	55.1%	62.1%	69.7%
Risk-free interest rate	4.5%	2.9%	2.2%
Expected life of the option term (in years)	5.9	5.3	5.3

        Stock option activity under the Company's Award Plan during the period from December 31, 2008 to December 31, 2009, was as follows:

	Number of Options	Weighted- average exercise price
Outstanding at December 31, 2008	1,094,254	$5.65
Granted	64,960	$7.87
Cancelled	(83,995)	$10.82
Exercised—intrinsic value $4.9 million; cash received $0.4 million	(644,174)	$0.55

Outstanding at December 31, 2009—$0.9 million intrinsic value and 5.7 years weighted-average remaining contractual term	431,045	$12.59

Exercisable at December 31, 2009—$0.8 million intrinsic value and 4.7 years weighted-average remaining contractual term	307,907	$11.86

Expected to vest—$0.8 million intrinsic value and 5.0 years weighted-average remaining contractual term	339,330	$11.93

        For the years ended December 31, 2007, 2008 and 2009, the Company's employees exercised options for approximately 0.2 million, 0.1 million and 0.6 million common shares, respectively. Stock

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007, 2008 and 2009

8. Stock option and award plan: (Continued)

options outstanding and exercisable under the Award Plan by price range at December 31, 2009 were as follows:

Range of Exercise Prices	Number Outstanding 12/31/2009	Weighted Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Exercisable As of 12/31/2009	Weighted- Average Exercise Price
$0.00 to $4.88	66,012	6.25	$4.28	59,778	$4.26
$5.20 to $6.00	95,710	0.19	$5.99	95,703	$5.99
$6.09 to $13.43	88,484	8.19	$8.80	29,965	$8.79
$14.04 to $19.43	88,988	6.96	$17.34	63,507	$17.32
$19.48 to $33.56	91,851	7.43	$24.48	58,954	$24.79

$0.00 to $33.56	431,045	5.70	$12.59	307,907	$11.86

        A summary of the Company's non-vested restricted stock awards as of December 31, 2009 and the changes during the year ended December 31, 2009 is as follows:

Non-vested awards	Shares	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2008	1,657,737	$23.99
Granted	25,008	$6.65
Vested	(1,231,114)	$23.64
Forfeited	(4,532)	$25.46

Non-vested at December 31, 2009	447,099	$23.03

        The weighted average per share grant date fair value of restricted stock granted to employees was $25.08 in 2007 (1.0 million shares), $22.59 in 2008 (0.7 million shares) and $6.65 in 2009 (25,008 shares). The fair value was determined using the quoted market price of the Company's common stock on the date of grant. The fair value of shares of restricted stock vested in the years ending December 31, 2007, 2008 and 2009 was approximately $4.3 million, $3.6 million, and $10.8 million respectively.

        Compensation expense related to stock options and restricted stock was approximately $10.4 million, $17.9 million and $8.6 million for the years ended December 31, 2007, December 31, 2008 and December 31, 2009, respectively. As of December 31, 2009 there was approximately $9.9 million of total unrecognized compensation cost related to non-vested equity-based compensation awards. That cost is expected to be recognized over a weighted average period of approximately 2 years.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007, 2008 and 2009

9. Related party transactions:

Office lease and equipment purchases

        The Company's headquarters is located in an office building owned by a partnership (6715 Kenilworth Avenue Partnership). The two owners of the partnership are the Company's Chief Executive Officer, who has a 51% interest in the partnership and his wife, who has a 49% interest in the partnership. The Company paid $0.6 million in 2007, $0.6 million in 2008 and $0.6 million in 2009 in rent and related costs (including taxes and utilities) to this partnership under a lease that expires in August 2012. The dollar value of the Company's Chief Executive Officer's interest in the lease payments in 2009 was $0.3 million. The dollar value of his wife's interest in the lease payment in 2009 was $0.3 million. If the Company's Chief Executive Officer's interest is combined with that of his wife then the total dollar value of his interest in the lease payments in 2009 was $0.6 million.

        In 2007, 2008 and 2009, the Company purchased approximately $0.2 million, $0.1 million and $13,000 of equipment from an equipment vendor. One of the Company's directors is also a director of the equipment vendor.

10. Geographic information:

        Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has one operating segment. Below are the Company's net revenues and long lived assets by geographic region (in thousands):

	Years Ended December 31,
	2007	2008	2009
Service Revenue
North America	$144,696	$167,316	$182,606
Europe	40,967	48,173	53,201

Total	$185,663	$215,489	$235,807

	December 31, 2008	December 31, 2009
Long lived assets, net
North America	$197,640	$215,681
Europe	46,473	48,281

Total	$244,113	$263,962

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007, 2008 and 2009

11. Quarterly financial information (unaudited):

	Three months ended
As adjusted(1)	March 31, 2008(1)	June 30, 2008(1)	September 30, 2008(1)	December 31, 2008(1)
	(in thousands, except share and per share amounts)
Service revenue	$52,110	$53,859	$54,594	$54,926
Network operations, including equity-based compensation expense	22,043	23,035	24,139	23,838
Operating loss	(8,711)	(3,535)	(5,385)	(4,581)
Gains—asset sales, lease obligations and purchases of convertible notes	16	126	3,279	19,832
Net (loss) income	(11,573)	(7,635)	(6,501)	10,487
Net (loss) income per common share—basic	(0.25)	(0.17)	(0.15)	0.25
Net (loss) income per common share—diluted	(0.25)	(0.17)	(0.15)	0.24
Weighted-average number of shares outstanding—basic	46,265,575	45,397,919	43,593,205	42,799,786
Weighted-average number of shares outstanding—diluted	46,265,575	45,397,919	43,593,205	43,395,989

	Three months ended
As previously reported(1)	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Gains—asset sales, lease obligations and purchases of convertible notes	16	126	9,769	47,835
Net (loss) income	(9,540)	(5,553)	2,073	39,799
Net (loss) income available to common for diluted earnings per share	(9,540)	(5,553)	2,073	40,169
Net (loss) income per common share—basic	(0.21)	(0.12)	0.05	0.93
Net (loss) income per common share—diluted	(0.21)	(0.12)	0.05	0.88
Weighted-average number of shares outstanding—basic	46,265,575	45,397,919	43,593,205	42,799,786
Weighted-average number of shares outstanding—diluted	46,265,575	45,397,919	44,276,989	45,823,578

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007, 2008 and 2009

11. Quarterly financial information (unaudited): (Continued)

	Three months ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
	(in thousands, except share and per share amounts)
Service revenue	$55,076	$57,991	$60,229	$62,511
Network operations, including equity-based compensation expense	24,194	24,558	26,400	27,621
Operating (loss) income	(4,500)	(1,103)	458	1,361
Net loss	(8,160)	(4,453)	(3,279)	(1,259)
Net loss per common share—basic and diluted	(0.19)	(0.10)	(0.07)	(0.03)
Weighted-average number of shares outstanding—basic and diluted	42,758,372	43,689,747	43,894,098	44,242,791

(1)
The consolidated statements of operations for three months ended March 31, 2008, June 30, 2008, September 30, 2008 and December 31, 2008 have been restated for the retrospective application of ASC 470-20. The amounts presented as previously reported were impacted by the adoption of ASC 470-20.

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

        We have assessed our internal control system in relation to criteria for effective internal control over financial reporting described in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based upon these criteria, we believe that, as of December 31, 2009, our system of internal control over financial reporting was effective.

        The independent registered public accounting firm, Ernst & Young LLP, has audited our 2009 financial statements. Ernst & Young LLP was given unrestricted access to all financial records and related data, including minutes of all meetings of stockholders, the Board of Directors and committees of the Board. Ernst & Young LLP has issued an unqualified report on our 2009 financial statements as a result of the audit and also has issued an unqualified report on our internal control over financial reporting which is attached hereto.

Cogent Communications Group, Inc.
March 1, 2010
By:	/s/ DAVID SCHAEFFER David Schaeffer Chief Executive Officer
/s/ THADDEUS WEED Thaddeus Weed Chief Financial Officer

Report of Independent Registered Public Accounting Firm
On Internal Control over Financial Reporting

The Board of Directors and Stockholders of Cogent Communications Group, Inc.

        We have audited Cogent Communications Group, Inc.'s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cogent Communications Group, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Cogent Communications Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cogent Communications Group, Inc. and subsidiaries as of December 31, 2008 and 2009, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2009 of Cogent Communications Group, Inc. and subsidiaries and our report dated March 1, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
McLean, VA March 1, 2010

ITEM 9B.    OTHER INFORMATION

        Not applicable.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this Item 10 is incorporated in this report by reference to the information set forth under the captions entitled "Election of Directors," "The Board of Directors and Committees," and "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2010 Proxy Statement for the 2010 Annual Meeting of Stockholders, which is expected to be filed with the Commission within 120 days after the close of our fiscal year.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this Item 11 is incorporated in this report by reference to the information set forth under the captions entitled "The Board of Directors and Committees," "Executive Compensation", "Employment Agreements", "Compensation Committee Report on Executive Compensation," and "Compensation Committee Interlocks and Insider Participation" in the 2010 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this Item 12 is incorporated in this report by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 2010 Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item 13 is incorporated in this report by reference to the information set forth under the caption "Certain Transactions" in the 2010 Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this Item 14 is incorporated in this report by reference to the information set forth under the caption "Relationship With Independent Public Accountants" in the 2010 Proxy Statement.

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
10.2
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
10.4
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
10.6
2003 Incentive Award Plan of Cogent Communications Group, Inc. (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-8, Commission File No. 333-108702, filed on September 11, 2003)
10.7
2004 Incentive Award Plan of Cogent Communications Group, Inc. (as amended and restated through June 20, 2007) (incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K, filed on February 27, 2008)

10.8	Dark Fiber Lease Agreement dated November 21, 2001, by and between Cogent Communications, Inc. and Qwest Communications Corporation (incorporated by reference to Exhibit 10.13 to our Registration Statement on Form S-4, as amended by a Form S-4/A (Amendment No. 2), Commission File No. 333-71684, filed on December 7, 2001)
10.9
Robert N. Beury, Jr. Employment Agreement with Cogent Communications Group, Inc., dated June 15, 2000 (incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K, filed on March 31, 2003)
10.10
Mark Schleifer Employment Agreement with Cogent Communications Group, Inc., dated September 18, 2000 (incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-K, filed on March 31, 2003)
10.11
Brad Kummer Employment Agreement with Cogent Communications Group, Inc., dated January 11, 2000, (incorporated by reference to Exhibit 10.23 to our Registration Statement on Form S-1, Commission File No. 333-122821, filed on February 14, 2005)
10.12
Extension of Lease for Headquarters Space, by and between 6715 Kenilworth Avenue Partnership and Cogent Communications Group, Inc., dated February 3, 2005 (previously filed as Exhibit 10.27 to our Annual Report on Form 10-K, filed on March 31, 2005, and incorporated herein by reference)
10.13	Notice of Grant, dated November 4, 2005, made to David Schaeffer (previously filed as Exhibit 10.1 to our Periodic Report on Form 8-K, filed on November 7, 2005, and incorporated herein by reference)
10.14
Extension of Lease for Headquarters Space to August 31, 2006, by and between 6715 Kenilworth Avenue Partnership and Cogent Communications Group, Inc., dated July 21, 2005 (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-K, filed on August 15, 2005, and incorporated herein by reference)
10.15
Option for extension of Lease for Headquarters Space to August 31, 2007, by and between 6715 Kenilworth Avenue Partnership and Cogent Communications Group, Inc., dated July 21, 2005 (previously filed as Exhibit 10.2 to our Quarterly Report on Form 10-K, filed on August 15, 2005, and incorporated herein by reference)
10.16
Extension of Lease for headquarters space to August 31, 2010, by and between 6715 Kenilworth Avenue Partnership and Cogent Communications Group, Inc., dated June 20, 2006 (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed on August 8, 2006, and incorporated herein by reference)
10.17
Jeffery S. Karnes Employment Agreement with Cogent Communications Group, Inc., dated May 17, 2004 (previously filed as Exhibit 10.25 to our Annual Report on Form 10-K, filed on March 14, 2007, and incorporated herein by reference)
10.18
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
10.20
Thaddeus G. Weed Employment Agreements, dated September 25, 2003 through October 26, 2006 (previously filed as Exhibit 10.28 to our Annual Report on Form 10-K, filed on March 14, 2007, and incorporated herein by reference)

10.21	Amendment No. 3 to Employment Agreement of Dave Schaeffer, dated as of August 7, 2007 (previously filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed on August 8, 2007, and incorporated herein by reference)
10.22
Form of Restricted Stock Agreement made to Vice Presidents and certain other employees on January 1, 2008) (incorporated by reference to Exhibit 10.26 to our Annual Report on Form 10-K, filed on February 27, 2008)
10.23	Form of Restricted Stock Agreement made to Mr. Schaeffer on January 1, 2008) (incorporated by reference to Exhibit 10.27 to our Annual Report on Form 10-K, filed on February 27, 2008)
10.24
Extension of Lease for headquarters space to August 31, 2012 and addition of 3rd floor office space, by and between 6715 Kenilworth Avenue Partnership and Cogent Communications Group, Inc., dated as of August 7, 2008 (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed on August 8, 2008, and incorporated herein by reference)
10.25	Amendment No. 4 to Employment Agreement of Dave Schaeffer, dated as of February 26, 2010 (filed herewith)
21.1	Subsidiaries (filed herewith)
23.1	Consent of Ernst & Young LLP (filed herewith)
31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer (filed herewith)
32.2	Certification of Chief Financial Officer (filed herewith)

*
Confidential treatment requested and obtained as to certain portions. Portions have been omitted pursuant to this request where indicated by an asterisk.

Schedule II

COGENT COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses(a)	Deductions	Balance at End of Period
Allowance for doubtful accounts (deducted from accounts receivable)
Year ended December 31, 2007	$1,233	$2,705	$2,779	$1,159
Year ended December 31, 2008	$1,159	$5,677	$4,922	$1,914
Year ended December 31, 2009	$1,914	$5,531	$4,929	$2,516
Allowance for Unfulfilled Customer Purchase Obligations (deducted from accounts receivable)
Year ended December 31, 2007	$584	$2,134	$1,611	$1,107
Year ended December 31, 2008	$1,107	$24,481	$24,257	$1,331
Year ended December 31, 2009	$1,331	$11,729	$11,264	$1,796

(a)
Bad debt expense, net of recoveries, was approximately $2.0 million for the year ended December 31, 2007, $4.6 million for the year ended December 31, 2008 and $4.9 million for the year ended December 31, 2009.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COGENT COMMUNICATIONS GROUP, INC.
Dated: March 1, 2010	By:	/s/ DAVID SCHAEFFER
		Name:	David Schaeffer
		Title:	Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID SCHAEFFER David Schaeffer	Chairman and Chief Executive Officer (Principal Executive Officer)	March 1, 2010
/s/ THADDEUS G. WEED Thaddeus G. Weed	Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2010
/s/ EREL MARGALIT Erel Margalit	Director	March 1, 2010
/s/ TIMOTHY WEINGARTEN Timothy Weingarten	Director	March 1, 2010
/s/ STEVEN BROOKS Steven Brooks	Director	March 1, 2010
/s/ RICHARD T. LIEBHABER Richard T. Liebhaber	Director	March 1, 2010
/s/ DAVID BLAKE BATH David Blake Bath	Director	March 1, 2010