Form 10-Q
period 2010-03-31
COGENT COMMUNICATIONS GROUP INC
filed 2010-05-07
CIK 1158324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

Common Stock, $.001 par value 44,855,855 Shares Outstanding as of April 30, 2010

INDEX

PART I FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets of Cogent Communications Group, Inc., and Subsidiaries as of December 31, 2009 and March 31, 2010 (Unaudited)
Condensed Consolidated Statements of Operations of Cogent Communications Group, Inc., and Subsidiaries for the Three Months Ended March 31, 2009 and March 31, 2010 (Unaudited)
Condensed Consolidated Statements of Cash Flows of Cogent Communications Group, Inc., and Subsidiaries for the Three months Ended March 31, 2009 and March 31, 2010 (Unaudited)
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
SIGNATURES
CERTIFICATIONS

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2009 AND MARCH 31, 2010
(IN THOUSANDS, EXCEPT SHARE DATA)

	December 31, 2009	March 31, 2010
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$55,929	$55,008
Accounts receivable, net of allowance for doubtful accounts of $2,516 and $2,622 respectively	22,877	22,861
Prepaid expenses and other current assets	8,045	10,254
Total current assets	86,851	88,123
Property and equipment, net	263,784	263,453
Deposits and other assets - $469 and $460 restricted, respectively	4,360	4,782
Total assets	$354,995	$356,358

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12,781	$16,490
Accrued liabilities	17,609	17,720
Current maturities, capital lease obligations	5,643	5,568
Total current liabilities	36,033	39,778
Capital lease obligations, net of current maturities	104,021	101,548
Convertible senior notes, net of discount of $25,708 and $24,510, respectively	66,270	67,468
Other long term liabilities	4,187	3,542
Total liabilities	210,511	212,336
Commitments and contingencies:
Stockholders’ equity:
Common stock, $0.001 par value; 75,000,000 shares authorized; 44,853,974 and 44,855,855 shares issued and outstanding, respectively	45	45
Additional paid-in capital	475,158	476,417
Accumulated other comprehensive income	1,976	825
Accumulated deficit	(332,695)	(333,265)
Total stockholders’ equity	144,484	144,022
Total liabilities and stockholders’ equity	$354,995	$356,358

The accompanying notes are an integral part of these condensed consolidated balance sheets.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND MARCH 31, 2010
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2010
	(Unaudited)	(Unaudited)
Service revenue	$55,076	$62,776
Operating expenses:
Network operations (including $76 and $47 of equity-based compensation expense, respectively, exclusive of amounts shown separately)	24,194	28,098
Selling, general, and administrative (including $3,738 and $1,118 of equity-based compensation expense, respectively)	20,806	18,519
Depreciation and amortization (Note 2)	14,576	13,471
Total operating expenses	59,576	60,088
Operating (loss) income	(4,500)	2,688
Interest income and other, net	248	379
Interest expense	(3,745)	(4,092)
Loss before income taxes	(7,997)	(1,025)
Income tax (provision) benefit	(163)	455
Net loss	$(8,160)	$(570)

Net loss per common share:
Basic and diluted net loss per common share	$(0.19)	$(0.01)

Weighted-average common shares—basic and diluted	42,758,372	44,464,821

The accompanying notes are an integral part of these condensed consolidated statements of operations.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND MARCH 31, 2010
(IN THOUSANDS)

	Three months Ended March 31, 2009	Three months Ended March 31, 2010
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net cash provided by operating activities	$12,816	$15,309
Cash flows from investing activities:
Purchases of property and equipment	(11,746)	(11,333)
Maturities of short term investments	62	—
Proceeds from dispositions of assets	—	230
Net cash used in investing activities	(11,684)	(11,103)
Cash flows from financing activities:
Purchases of common stock	(730)	—
Proceeds from exercises of stock options	8	14
Repayments of capital lease obligations	(3,925)	(4,943)
Net cash used in financing activities	(4,647)	(4,929)
Effect of exchange rate changes on cash	(599)	(198)
Net decrease in cash and cash equivalents	(4,114)	(921)
Cash and cash equivalents, beginning of period	71,291	55,929
Cash and cash equivalents, end of period	$67,177	$55,008

The accompanying notes are an integral part of these condensed consolidated statements of cash flows.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009 and 2010
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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited condensed consolidated financial statements reflect all normal recurring adjustments that the Company considers necessary for the fair presentation of its results of operations and cash flows for the interim periods covered, and of the financial position of the Company at the date of the interim condensed consolidated balance sheet. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. While the Company believes that the disclosures are adequate to not make the information misleading, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in its 2009 annual report on Form 10-K.

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

Foreign currency translation adjustment and comprehensive loss

The Company’s only component of “other comprehensive income” is the currency translation adjustment for all periods presented.

	Three months ended March 31, 2009	Three months ended March 31, 2010
Net loss	$(8,160)	$(570)
Foreign currency translation	(1,617)	(1,151)
Comprehensive loss	$(9,777)	$(1,721)

Financial instruments

At December 31, 2009 and March 31, 2010, the carrying amount of cash and cash equivalents, short-term investments, accounts receivable, prepaid and other current assets, accounts payable, and accrued expenses approximated fair value because of the short-term nature of these instruments. The Company measures its cash equivalents at fair value based upon quoted (Level 1) market prices and at amortized cost, which approximates fair value. Based upon the quoted (Level 1) market price at March 31, 2010, the fair value of the Company’s $92.0 million convertible senior notes was approximately $65.1 million.

The Company was party to letters of credit totaling approximately $0.4 million as of December 31, 2009 and March 31, 2010. These letters of credit are secured by investments totaling approximately $0.5 million at December 31, 2009 and March 31, 2010, that are restricted and included in other assets.

Basic and diluted net (loss) income per common share

Basic earnings per share (“EPS”) excludes dilution for common stock equivalents and is computed by dividing net income or (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock outstanding during each period, adjusted for the effect of common stock equivalents, if dilutive.

Shares of restricted stock are included in the computation of basic EPS as they vest and are included in diluted EPS, to the extent they are dilutive, determined using the treasury stock method. As of March 31, 2009 and March 31, 2010, 1.6 million and 0.4 million unvested shares of restricted common stock, respectively, are not included in the computation of diluted (loss) income per share, as the effect would be anti-dilutive.

Using the “if-converted” method, the shares issuable upon conversion of the Company’s 1.00% Convertible Senior Notes (the “Notes”) were anti-dilutive for the three months ended March 31, 2009 and 2010. Accordingly, the impact has been excluded from the computation of diluted income or (loss) per share. The Notes are convertible into shares of the Company’s common stock at an initial conversion price of $49.18 per share, yielding 1.9 million shares at December 31, 2009 and March 31, 2010, subject to certain adjustments set forth in the indenture.

The Company computes the dilutive effect of outstanding options using the treasury stock method. For the three months ended March 31, 2009 and 2010 options to purchase 1.0 million and 0.4 million shares of common stock, respectively, at weighted-average exercise prices of $6.08 and $12.58 per share, respectively, are not included in the computation of diluted (loss) per share as the effect would be anti-dilutive.   For the three months ended March 31, 2009 and 2010, the Company’s employees exercised options for 101,800 and 1,881 common shares, respectively.

2.             Property and equipment:

Depreciation and amortization expense related to property and equipment and capital leases was $14.6 million and $13.4 million for the three months ended March 31, 2009 and 2010, respectively. In the three months ended March 31, 2010 the Company recorded an impairment charge for certain property and equipment totaling $0.6 million that is included in depreciation and amortization expense.  There were no such charges in the three months ended March 31, 2009.

Capitalized network construction labor and related costs

The Company capitalized salaries and related benefits of employees working directly on the construction and build-out of its network of $1.1 million and $1.5 million for the three months ended March 31, 2009 and 2010, respectively.

Asset Retirement Obligations

The Company’s asset retirement obligations consist of restoration requirements for certain leased facilities. The Company recognizes a liability for the present value of the estimated fair value of contractual obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset in the period incurred. The present value of the fair value of the obligation is also capitalized as property, plant and equipment and then amortized over the estimated remaining useful life of the associated asset. Increases to the asset retirement obligation liability due to the passage of time are recognized as accretion and included within selling, general and administrative expenses in the Company’s consolidated statements of operations. Changes in the liability due to revisions to estimates of future cash flows are recognized by increasing or decreasing the liability with the offset adjusting the carrying amount of the related long-lived asset. To the extent that the downward revisions exceed the carrying amount of the related long-lived asset initially recorded when the asset retirement obligation liability was established, the Company records the remaining adjustment as a reduction to depreciation expense, to the extent of historical depreciation of the related long-lived asset, and then to selling, general and administrative expense.

The Company has determined that its estimates of restoration costs for its leased facility asset retirement obligations were too high based on current costs to restore and changes in the expected timing of the payment of those costs due to the extensions of lease terms. As a result, in the first quarter of 2010, the Company reduced its estimates of the cash flows that it believes will be required to settle its leased facility asset retirement obligations at the end of the respective lease terms, which resulted in a reduction to the Company’s asset retirement obligation liability.  As a result of the revisions in the estimated amount and timing of cash flows for asset retirement obligations, the Company reduced its asset retirement obligation liability by $0.9 million with an offsetting reduction to depreciation and amortization of $0.7 million and selling, general and administrative expenses of $0.2 million.

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

The debt and equity components for the Notes were as follows (in thousands):

	December 31,	March 31,
	2009	2010

Principal amount of convertible senior notes	$91,978	$91,978
Unamortized discount	(25,708)	(24,510)
Net carrying amount	66,270	67,468
Additional paid-in capital	74,933	74,933

At March 31, 2010, the unamortized discount had a remaining recognition period of approximately 4.3 years.  The amount of interest expense recognized and effective interest rate for the three months ended March 31 were as follows (in thousands):

	2009	2010

Contractual coupon interest	$230	$230
Amortization of discount and costs on Notes	1,103	1,201
Interest expense	$1,333	$1,431

Effective interest rate	8.7%	8.7%

4.             Contingencies :

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

The Company’s obligations under the revolving facility are secured by a lien on the accounts receivable, general intangibles and certain other assets of the Company and its U.S. and Canadian operating subsidiaries. The revolving facility contains customary covenants, including, but not limited to, restrictions on the Company and its U.S. and Canadian operating subsidiaries’ ability to grant liens or security interests on assets subject to the banks security interest and pay dividends. The revolving facility requires the maintenance of a trailing four quarter ratio of the Company’s funded debt to adjusted EBITDA (as defined) of less than 3.0:1.0 and a ratio of the Company’s adjusted EBITDA (as defined) less dividends and capital expenditures to its debt constituting current maturities (excluding any amounts due under the revolving credit facility) above 1.2:1.0. The covenants also require the Company’s to maintain a minimum of $10.0 million to be deposited with the bank. There have been no borrowings under the revolving facility and the Company was in compliance with these covenants.

Incentive Award Plan

The Company has an award plan, the 2004 Incentive Award Plan, as amended (the “Award Plan”), under which grants of stock and options are made.  As of December 31, 2009, of the 5.8 million authorized shares under the Award Plan there were a total of 0.2 million shares available for grant. On April 15, 2010, the Company’s shareholders approved increasing the authorized shares by 1.3 million shares.  In April and May 2010, the Company granted approximately 0.9 million restricted shares to certain of its employees that will vest over a three year period.  These restricted shares were valued at approximately $9.6 million and will be recognized as equity-based compensation expense on a straight line basis over the service period. The Company also granted an additional 0.2 million restricted shares that are subject to certain performance conditions. The targets for the performance awards include the achievement of designated revenue growth, EBITDA margin, as adjusted, and capital expenditures.

5.             Related party transactions:

Office lease

The Company’s headquarters is located in an office building owned by a partnership (6715 Kenilworth Avenue Partnership). The two owners of the partnership are the Company’s Chief Executive Officer, who has a 51% interest in the partnership and his wife, Ruth Schaeffer, who has a 49% interest in the partnership. The Company paid $0.2 million for the three months ended March 31, 2009 and 2010 in rent and related costs (including taxes and utilities) to this partnership under a lease that expires in August 2012. The dollar value of the Company’s Chief Executive Officer’s interest in the lease payments for the three months ended March 31, 2009 and 2010 was $0.1 million. The dollar value of his wife’s interest in the lease payment for the three months ended March 31, 2009 and 2010 was $0.1 million. If the Company’s Chief Executive Officer’s interest is combined with that of his wife then the total dollar value of his interest in the lease payments for the three months ended March 31, 2009 and 2010 was $0.2 million.

6.             Segment information:

The Company operates as one operating segment. Below are the Company’s service revenue and long lived assets by geographic region (in thousands):

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2010
Service revenue
North America	$42,966	$48,231
Europe	12,110	14,545
Total	$55,076	$62,776

	December 31, 2009	March 31, 2010
Long lived assets, net
North America	$215,681	$217,020
Europe	48,281	46,584
Total	$263,962	$263,604

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis together with our consolidated condensed financial statements and related notes included in this report. The discussion in this report contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this report should be read as applying to all related forward-looking statements wherever they appear in this report. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to these differences include those discussed in Item 1A “Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2009.

General Overview

We are a leading facilities-based provider of low-cost, high-speed Internet access and IP communications services. Our network is specifically designed and optimized to transmit data using IP. IP networks are significantly less expensive to operate and are able to achieve higher performance levels than the traditional circuit-switched networks used by many of our competitors when providing Internet access services, thus, we believe, giving us cost and performance advantages. We deliver our services to small and medium-sized businesses, communications service providers and other bandwidth-intensive organizations through approximately 22,200 customer connections in North America and Europe.

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

Our network is comprised of in-building riser facilities, metropolitan optical fiber networks, metropolitan traffic aggregation points and inter-city transport facilities. Our network is physically connected entirely through our facilities to 1,475 buildings in which we provide our on-net services, including 1,051 multi-tenant office buildings. We also provide on-net services in carrier-neutral colocation facilities, Cogent controlled data centers and single-tenant office buildings. Because of our integrated network architecture, we are not dependent on local telephone companies to serve our on-net customers. We emphasize the sale of on-net services because we believe we have a competitive advantage in providing these services and our sales of these services generate greater gross profit margins than our off-net and non-core services.

We also provide Internet connectivity to customers that are not located in buildings directly connected to our network. We serve these off-net customers using other carriers’ facilities to provide the last mile (local loop) portion of the link from our customers’ premises to our network. We also provide certain non-core services which are legacy services which we acquired and continue to support but do not actively sell.

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

• growth in our on-net buildings; and

• cash flows.

Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2010

The following summary table presents a comparison of our results of operations for the three months ended March 31, 2009 and 2010 with respect to certain key financial measures. The comparisons illustrated in the table are discussed in greater detail below.

	Three months ended March 31,		Percent
	2009	2010	Change
	(in thousands)
Service revenue	$55,076	$62,776	14.0%
On-net revenue	44,293	49,635	12.1%
Off-net revenue	9,867	12,316	24.8%
Non-core revenue	916	825	(9.9)%
Network operations expenses (1)	24,118	28,051	16.3%
Selling, general, and administrative expenses (2)	17,068	17,401	2.0%
Equity-based compensation expense	3,814	1,165	(69.5)%
Depreciation and amortization expenses	14,576	13,471	(7.6)%
Income tax (provision) benefit	(163)	455	379.1%

(1)  Excludes equity-based compensation expenses of $76 and $47 in the three months ended March 31, 2009 and 2010, respectively, which, if included would have resulted in a period-to-period change of 16.1%.

(2)  Excludes equity-based compensation expenses of $3,738 and $1,118 in the three months ended March 31, 2009 and 2010, respectively, which, if included would have resulted in a period-to-period change of (11.0)%.

Service Revenue. Our service revenue increased 14.0% from $55.1 million for the three months ended March 31, 2009 to $62.8 million for the three months ended March 31, 2010. The impact of exchange rates resulted in an increase of revenues for the three months ended March 31, 2010 of approximately $1.5 million.  All foreign currency comparisons herein reflect our first quarter 2010 results translated at the average foreign currency exchange rates for the first quarter of 2009.  For the three months ended March 31, 2009 and 2010, on-net, off-net and non-core revenues represented 80.4%, 17.9% and 1.7% and 79.1%, 19.6% and 1.3% of our service revenues, respectively.

Revenues from our corporate and net centric customers represented 47.8% and 52.2%, respectively, for the three months ended March 31, 2009 and represented 47.5% and 52.5%, respectively, for the three months ended March 31, 2010.  Revenues from corporate customers increased 13.2% from $26.3 million for the three months ended March 31, 2009 to $29.8 million for the three months ended March 31, 2010.  Revenues from our net-centric customers increased 14.7% from $28.7 million for the three months ended March 31, 2009 to $33.0 million for the three months ending March 31, 2010.

Our on-net revenues increased 12.1% from $44.3 million for the three months ended March 31, 2009 to $49.6 million for the three months ended March 31, 2010. Our on-net revenues increased as we increased the number of our on-net customer connections by 23.3% from approximately 14,700 at March 31, 2009 to approximately 18,100 at March 31, 2010. On-net customer connections increased at a greater rate than on-net revenues due to a decline in the average revenue per on-net customer connection, primarily from our net centric customers. This decline is partly attributed to a shift in the customer connection mix and due to volume and term based pricing discounts. Due to the increase in the size of our sales force, we are now able to focus not only on customers who purchase high-bandwidth connections, as we have done historically, but also on customers who purchase lower-bandwidth connections. We expect to continue to focus our sales efforts on a broad mix of customers. Additionally, on-net customers who cancel their service from our installed base of customers, in general, have greater average revenue per connection than new customers. These trends resulted in a reduction to our average revenue per on-net connection.

Our off-net revenues increased 24.8% from $9.9 million for the three months ended March 31, 2009 to $12.3 million for the three months ended March 31, 2010.  Our off-net revenues increased as we increased the number of our off-net customer connections by 10.0% from approximately 3,000 at March 31, 2009 to approximately 3,300 at March 31, 2010.  Off-net revenues increased at a greater rate than off-net customer connections due to an increase in the average revenue per off-net customer connection. Off-net customers who cancel their service, in general, have a lower average revenue per connection than new off-net customers who generally purchase higher-bandwidth connections.

Our non-core revenues decreased 9.9% from $0.9 million for the three months ended March 31, 2009 to $0.8 million for the three months ending March 31, 2010. The number of our non-core customer connections increased 47.2% from approximately 560 at March 31, 2009 to approximately 830 at March 31, 2010 due to the May 2009 acquisition of approximately 685 non-core customer connections. We do not actively market these acquired non-core services and expect that the service revenue associated with them will continue to decline.

Network Operations Expenses. Our network operations expenses, excluding equity-based compensation expense, increased 16.3% from $24.1 million for the three months ended March 31, 2009 to $28.1 million for the three months ended March 31, 2010. The impact of exchange rates resulted in an increase of network operations expenses for the three months ended March 31, 2010 of approximately $0.5 million.  The increase is primarily attributable to an increase in costs related to our network and facilities expansion activities and increase in our off-net revenues partly offset by the decline in network operations expenses associated with the decline in our non-core revenues.

Selling, General, and Administrative (“SG&A”) Expenses. Our SG&A expenses, excluding equity-based compensation expense, increased 2.0% from $17.1 million for the three months ended March 31, 2009 to $17.4 million for the three months ended March 31, 2010. The impact of exchange rates resulted in an increase of SG&A expenses for the three months ended March 31, 2010 of approximately $0.3 million.  SG&A expenses increased primarily from the increase in salaries and related costs required to support our expanding sales and marketing efforts.

Equity-based Compensation Expense. Equity-based compensation expense results from grants of restricted stock and stock options. Equity-based compensation expense decreased 69.5% from $3.8 million for the three months ended March 31, 2009 to $1.2 million for the three months ending March 31, 2010. The decrease is primarily due to the completion of the service period in April 2009 of certain restricted stock grants made in to our employees April 2007.

We have an award plan, the 2004 Incentive Award Plan, as amended (the “Award Plan”), under which grants of stock and options are made.  As of December 31, 2009, of the 5.8 million authorized shares under the Award Plan there were a total of 0.2 million shares available for grant. On April 15, 2010, our shareholders approved increasing the authorized shares by 1.3 million shares.  In April and May 2010, we granted approximately 0.9 million restricted shares to certain of our employees that will vest over a three year period.  These restricted shares were valued at approximately $9.6 million and will be recognized as equity-based compensation expense on a straight line basis over the service period. We also granted approximately 0.2 million restricted shares that are subject to certain performance conditions. The targets for the performance awards include the achievement of designated revenue growth, EBITDA margin, as adjusted, and capital expenditures.

Depreciation and Amortization Expenses. Our depreciation and amortization expense decreased 7.6% from $14.6 million for the three months ended March 31, 2009 to $13.5 million for the three months ended March 31, 2010. The decrease is primarily due to the decline in depreciation expense from fully depreciated fixed assets and the adjustment to our asset retirement obligations, discussed below, more than offsetting depreciation expense associated with the increase in deployed fixed assets and the impact of an impairment charge for certain property and equipment totaling $0.6 million in the three months ended March 31, 2010.  There were no such impairment charges or adjustments to our asset retirement obligations in the three months ended March 31, 2009.

In the first quarter of 2010, we determined that our estimates of restoration costs for our leased facility asset retirement obligations were too high based on current costs to restore and changes in the expected timing of the payment of those costs due to the extensions of lease terms. As a result, in the first quarter of 2010, we reduced our estimates of the cash flows that we believed will be required to settle our leased facility asset retirement obligations at the end of the respective lease terms, which resulted in a reduction to our asset retirement obligation liability.  These revisions in the estimated amount and timing of cash flows for asset retirement obligations reduced our asset retirement obligation liability by $0.9 million with an offsetting reduction to depreciation and amortization of $0.7 million and selling, general and administrative expenses of $0.2 million.

Income tax provision (benefit).     Our income tax provision was $0.2 million for the three months ended March 31, 2009.  Our income tax benefit was $0.5 million for the three months ended March 31, 2010. The net income tax provision for the three months ended March 31, 2009 includes approximately $0.2 million for U.S. state income taxes (including approximately $0.1 million related to penalties and interest on an uncertain tax position). The net income tax benefit for the three months ended March 31, 2010 includes approximately $0.2 million for U.S. state income taxes offset by a tax benefit of $0.6 million from the recognition of a receivable for refunds of federal alternative minimum tax amounts that were paid in 2007 and 2008.

Buildings On-net. As of March 31, 2009 and 2010, we had a total of 1,355 and 1,475 on-net buildings connected to our network, respectively.

Liquidity and Capital Resources

In assessing our liquidity, management reviews and analyzes our current cash balances, short-term investments, accounts receivable, accounts payable, accrued liabilities, capital expenditure commitments, and required capital lease and debt payments and other obligations.

Cash Flows

The following table sets forth our consolidated cash flows for the three months ended March 31, 2009 and three months ended March 31, 2010.

	Three months ended March 31,
(in thousands)	2009	2010
Net cash provided by operating activities	$12,816	$15,309
Net cash used in investing activities	(11,684)	(11,103)
Net cash used in financing activities	(4,647)	(4,929)
Effect of exchange rates on cash	(599)	(198)
Net decrease in cash and cash equivalents during period	$(4,114)	$(921)

Net Cash Provided by Operating Activities.  Our primary sources of operating cash are receipts from our customers who are billed on a monthly basis for our services. Our primary uses of operating cash are payments made to our vendors and employees. Net cash provided by operating activities was $12.8 million for the three months ended March 31, 2009 compared to net cash provided by operating activities of $15.3 million for the three months ended March 31, 2010. The increase in cash provided by operating activities is due to an increase in our operating profit partly offset by changes in operating assets and liabilities.

Net Cash Used In Investing Activities.  Net cash used in investing activities was $11.7 million for the three months ended March 31, 2009 and $11.1 million for the three months ended March 31, 2010.  Our primary use of investing cash for the three months ended March 31, 2009 and three months ended March 31, 2010 was $11.7 million and $11.3 million, respectively, for the purchases of property and equipment.

Net Cash Used In Financing Activities.  Net cash used in financing activities was $4.6 million for the three months March 31, 2009 and $4.9 million for the three months March 31, 2010.  Our primary uses of financing cash for the three months ended March 31, 2009 were $3.9 million of principal payments under our capital lease obligations and $0.7 million for the purchases of shares of our common stock. Our primary use of financing cash for the three months ended March 31, 2010 was $4.9 million of principal payments under our capital lease obligations. The increase in principal payments under our capital lease obligations from the three months ended March 31, 2009 to the three months ended March 31, 2010 is primarily due to the increase in our network expansion activities.

Cash Position and Indebtedness

Our total indebtedness, net of discount, at March 31, 2010 was $174.6 million and our total cash and cash equivalents were $55.0 million. Our total indebtedness, net of discount, at March 31, 2010 includes $107.1 million of capital lease obligations for dark fiber primarily under 15-25 year IRUs, of which approximately $5.6 million is considered a current liability.

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

Our obligations under the credit facility are secured by a lien on the accounts, general intangibles and certain of our other assets and our U.S. and Canadian operating subsidiaries. The credit facility contains customary covenants, including, but not limited to, restrictions on us and our U.S. and Canadian operating subsidiaries’ ability to grant liens or security interests on assets subject to the banks security interest and pay dividends. The credit facility requires the maintenance of a trailing four quarter ratio of our funded debt to adjusted EBITDA (as defined) of less than 3.0:1.0 and a ratio of our adjusted EBITDA (as defined) less dividends and capital expenditures to its debt constituting current maturities (excluding amounts due under this revolving credit facility) above 1.2:1.0. The covenants also require us to maintain a minimum of $10.0 million to be deposited with the commercial bank. There have been no borrowings under the revolving facility and we have been in compliance with the covenants.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments included in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2009.

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

Income taxes

Due to the uncertainty surrounding the realization of our net deferred tax asset, we have recorded a valuation allowance for the substantial majority of our net deferred tax asset. As of December 31, 2009, we have combined net operating loss carry-forwards of approximately $1.1 billion. This amount includes federal and state net operating loss carry-forwards in the United States of approximately $400 million, net operating loss carry-forwards related to our Canadian operations of approximately $4 million and net operating loss carry-forwards related to our European operations of approximately $680 million. Section 382 of the Internal Revenue Code in the United States limits the utilization of net operating losses when ownership changes, as defined by that section, occur. We have performed an analysis of our Section 382 ownership changes and have determined that the utilization of certain of our net operating loss carryforwards in the United States may be limited. This restricted amount includes the limitation on annual utilization related to the remaining $183 million of federal and state net operating loss carry-forwards of Allied Riser Communications Corporation that were acquired by us via a 2002 merger. The net operating loss carryforwards in the United States will expire, if unused, between 2024 and 2030. The net operating loss carry-forwards related to our Canadian operations expire in 2027. The net operating loss carry-forwards related to our European operations include $527 million that do not expire and $153 million that expire between 2010 and 2016.

Critical Accounting Policies and Significant Estimates

Management believes that as of March 31, 2010, there have been no material changes to our critical accounting policies and significant estimates from those listed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2009 except for our estimates related to our asset retirement obligations discussed in Note 2 to these interim condensed consolidated financial statements.

Recent Accounting Pronouncements — to be adopted

In September 2009, the FASB issued Accounting Standards Update (‘ASU”) 2009-13, Multiple Element Arrangements. ASU 2009-13 addresses the determination of when the individual deliverables included in a multiple arrangement may be treated as separate units of accounting. ASU 2009-13 also modifies the manner in which the transaction consideration is allocated across separately identified deliverables and establishes definitions for determining fair value of elements in an arrangement. This standard must be adopted by us no later than January 1, 2011 with earlier adoption permitted. We are currently evaluating the impact, if any, that this standard update will have on our consolidated financial statements.

ITEM 3.                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

For quantitative and qualitative disclosures about market risk see Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” of our annual report on Form 10-K for the year ended December 31, 2009. Our exposures to market risk have not changed materially since December 31, 2009.  Based upon the quoted market price at March 31, 2010, the fair value of our 1.00% $92.0 million Convertible Senior Notes was approximately $65.1 million.

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

PART II   OTHER INFORMATION

ITEM 1.                  LEGAL PROCEEDINGS.

We are involved in legal proceedings in the normal course of our business that we do not expect to have a material impact on our operations or results of operations.  Note 4 of our interim condensed consolidated financial statements includes information on these proceedings and other disputes.

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

Date: May 7, 2010	COGENT COMMUNICATIONS GROUP, INC.

	By:	/s/ David Schaeffer
Name: David Schaeffer
Title: Chairman of the Board and Chief Executive Officer

Date: May 7, 2009	By:	/s/ Thaddeus G. Weed
Name: Thaddeus G. Weed
Title: Chief Financial Officer (Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description
31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer (filed herewith)
32.2	Certification of Chief Financial Officer (filed herewith)