Form 10-Q
period 2010-06-30
COGENT COMMUNICATIONS GROUP INC
filed 2010-08-05
CIK 1158324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Common Stock, $.001 par value 45,829,888 Shares Outstanding as of July 31, 2010

INDEX

PART I
FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets of Cogent Communications Group, Inc., and Subsidiaries as of December 31, 2009 and June 30, 2010 (Unaudited)
Condensed Consolidated Statements of Operations of Cogent Communications Group, Inc., and Subsidiaries for the Three Months Ended June 30, 2009 and June 30, 2010 (Unaudited)
Condensed Consolidated Statements of Operations of Cogent Communications Group, Inc., and Subsidiaries for the Six Months Ended June 30, 2009 and June 30, 2010 (Unaudited)
Condensed Consolidated Statements of Cash Flows of Cogent Communications Group, Inc., and Subsidiaries for the Six months Ended June 30, 2009 and June 30, 2010 (Unaudited)
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
SIGNATURES
CERTIFICATIONS

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2009 AND JUNE 30, 2010

(IN THOUSANDS, EXCEPT SHARE DATA)

	December 31, 2009	June 30, 2010
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$55,929	$52,435
Accounts receivable, net of allowance for doubtful accounts of $2,516 and $3,132 respectively	22,877	22,620
Prepaid expenses and other current assets	8,045	10,499
Total current assets	86,851	85,554
Property and equipment, net	263,784	267,403
Deposits and other assets - $469 and $448 restricted, respectively	4,360	5,016
Total assets	$354,995	$357,973

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12,781	$16,992
Accrued liabilities	17,609	16,556
Current maturities, capital lease obligations	5,643	9,562
Total current liabilities	36,033	43,110
Capital lease obligations, net of current maturities	104,021	99,816
Convertible senior notes, net of discount of $25,708 and $23,286, respectively	66,270	68,692
Other long term liabilities	4,187	4,092
Total liabilities	210,511	215,710
Commitments and contingencies:
Stockholders’ equity:
Common stock, $0.001 par value; 75,000,000 shares authorized; 44,853,974 and 45,829,888 shares issued and outstanding, respectively	45	46
Additional paid-in capital	475,158	478,445
Accumulated other comprehensive income (loss)	1,976	(2,080)
Accumulated deficit	(332,695)	(334,148)
Total stockholders’ equity	144,484	142,263
Total liabilities and stockholders’ equity	$354,995	$357,973

The accompanying notes are an integral part of these condensed consolidated balance sheets.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND JUNE 30, 2010

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2010
	(Unaudited)	(Unaudited)
Service revenue	$57,991	$64,395
Operating expenses:
Network operations (including $47 and $95 of equity-based compensation expense, respectively, exclusive of amounts shown separately)	24,558	29,224
Selling, general, and administrative (including $2,303 and $1,701of equity-based compensation expense, respectively)	19,265	18,091
Depreciation and amortization	15,271	14,099
Total operating expenses	59,094	61,414
Operating (loss) income	(1,103)	2,981
Interest income and other, net	454	383
Interest expense	(3,888)	(4,148)
Loss before income taxes	(4,537)	(784)
Income tax benefit (provision)	84	(99)
Net loss	$(4,453)	$(883)

Net loss per common share:
Basic and diluted net loss per common share	$(0.10)	$(0.02)

Weighted-average common shares—basic and diluted	43,689,747	44,525,633

The accompanying notes are an integral part of these condensed consolidated statements of operations.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND JUNE 30, 2010

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2010
	(Unaudited)	(Unaudited)
Service revenue	$113,066	$127,170
Operating expenses:
Network operations (including $123 and $142 of equity-based compensation expense, respectively, exclusive of amounts shown separately)	48,752	57,323
Selling, general, and administrative (including $6,041 and $2,818 of equity-based compensation expense, respectively)	40,072	36,608
Depreciation and amortization (Note 2)	29,847	27,569
Total operating expenses	118,671	121,500
Operating (loss) income	(5,605)	5,670
Interest income and other, net	704	762
Interest expense	(7,633)	(8,241)
Loss before income taxes	(12,534)	(1,809)
Income tax (provision) benefit	(79)	356
Net loss	$(12,613)	$(1,453)

Net loss per common share:
Basic and diluted net loss per common share	$(0.29)	$(0.03)

Weighted-average common shares—basic and diluted	43,678,822	44,521,667

The accompanying notes are an integral part of these condensed consolidated statements of operations.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND JUNE 30, 2010

(IN THOUSANDS)

	Six months Ended June 30, 2009	Six months Ended June 30, 2010
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net cash provided by operating activities	$25,847	$30,510
Cash flows from investing activities:
Purchases of property and equipment	(25,124)	(24,521)
Maturities of short term investments	62	—
Purchase of other assets	(246)	—
Proceeds from dispositions of assets	95	234
Net cash used in investing activities	(25,213)	(24,287)
Cash flows from financing activities:
Purchases of common stock	(730)	—
Proceeds from exercises of stock options	19	77
Repayments of capital lease obligations	(11,352)	(8,517)
Net cash used in financing activities	(12,063)	(8,440)
Effect of exchange rate changes on cash	210	(1,277)
Net decrease in cash and cash equivalents	(11,219)	(3,494)
Cash and cash equivalents, beginning of period	71,291	55,929
Cash and cash equivalents, end of period	$60,072	$52,435
Supplemental disclosure of cash flow information:
Capital lease obligations incurred	$18,219	$15,113

The accompanying notes are an integral part of these condensed consolidated statements of cash flows.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009 and 2010
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

Foreign currency translation adjustment and comprehensive income ( loss)

The Company’s only component of “other comprehensive income (loss)” is the currency translation adjustment for all periods presented.

	Three months ended June 30, 2009	Three months ended June 30, 2010	Six months ended June 30, 2009	Six months ended June 30, 2010
Net loss	$(4,453)	$(883)	$(12,613)	$(1,453)
Currency translation	1,849	(2,905)	232	(4,056)
Comprehensive loss	$(2,604)	$(3,788)	$(12,381)	$(5,509)

Financial instruments

At December 31, 2009 and June 30, 2010, the carrying amount of cash and cash equivalents, accounts receivable, prepaid and other current assets, accounts payable, and accrued expenses approximated fair value because of the short-term nature of these instruments. The Company measures its cash equivalents at fair value based upon quoted (Level 1) market prices and at amortized cost, which approximates fair value. Based upon the quoted (Level 1) market price at June 30, 2010, the fair value of the Company’s $92.0 million convertible senior notes was approximately $70.1 million.

The Company was party to letters of credit totaling approximately $0.4 million as of December 31, 2009 and June 30, 2010. These letters of credit are secured by investments totaling approximately $0.5 million at December 31, 2009 and $0.4 million at June 30, 2010 that are restricted and included in other assets.

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

Shares of restricted stock are included in the computation of basic EPS as they vest and are included in diluted EPS, to the extent they are dilutive, determined using the treasury stock method. As of June 30, 2009 and June 30, 2010, 0.7 million and 1.3 million unvested shares of restricted common stock, respectively, are not included in the computation of diluted (loss) income per share, as the effect would be anti-dilutive.

Using the “if-converted” method, the shares issuable upon conversion of the Company’s 1.00% Convertible Senior Notes (the “Notes”) were anti-dilutive for the three and six months ended June 30, 2009 and 2010. Accordingly, the impact has been excluded from the computation of diluted income or (loss) per share. The Notes are convertible into shares of the Company’s common stock at an initial conversion price of $49.18 per share, yielding 1.9 million shares at June 30, 2009 and June 30, 2010, subject to certain adjustments set forth in the indenture.

The Company computes the dilutive effect of outstanding options using the treasury stock method. For the three and six months ended June 30, 2009 and 2010, options to purchase 0.9 million and 0.4 million shares of common stock, respectively, at weighted-average exercise prices of $6.70 and $12.71 per share, respectively, are not included in the computation of diluted (loss) per share as the effect would be anti-dilutive.   For the three and six months ended June 30, 2009 and 2010, the Company’s employees exercised options for approximately 103,000, 205,000, 11,000 and 13,000 common shares, respectively.

2.             Property and equipment:

Depreciation and amortization expense related to property and equipment and capital leases was $15.2 million and $14.1 million for the three months ended June 30, 2009 and 2010, respectively, and was $29.7 million and $27.5 million for the six months ended June 30, 2009 and 2010, respectively.  In the three months ended March 31, 2010, the Company recorded an impairment charge for certain property and equipment totaling $0.6 million that is included in depreciation and amortization expense.  There were no such charges in the three months ended June 30, 2010 or the three or six months ended June 30, 2009.

Capitalized network construction labor and related costs

The Company capitalized salaries and related benefits of employees working directly on the construction and build-out of its network of $1.5 million and $1.4 million for the three months ended June 30, 2009 and 2010, respectively, and $2.6 million and $2.9 million for the six months ended June 30, 2009 and 2010, respectively.

Asset Retirement Obligations

In the first quarter of 2010, the Company determined that its estimates of restoration costs for its leased facility asset retirement obligations were too high based on current costs to restore and changes in the expected timing of the payment of those costs due to the extensions of lease terms. As a result, in the first quarter of 2010, the Company revised its estimates of the cash flows that it believes will be required to settle its leased facility asset retirement obligations at the end of the respective lease terms, which resulted in a reduction to the Company’s asset retirement obligation liability.  As a result of the revisions in the estimated amount and timing of cash flows for its asset retirement obligations, in the three months ended March 31, 2010, the Company reduced its asset retirement obligation liability by $0.9 million with an offsetting reduction to depreciation and amortization of $0.7 million and selling, general and administrative expenses of $0.2 million.

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

The debt and equity components for the Notes were as follows (in thousands):

	December 31,	June 30,
	2009	2010

Principal amount of convertible senior notes	$91,978	$91,978
Unamortized discount	(25,708)	(23,286)
Net carrying amount	66,270	68,692
Additional paid-in capital	74,933	74,933

At June 30, 2010, the unamortized discount had a remaining recognition period of 4.0 years.  The amount of interest expense recognized and effective interest rate for the three and six months ended June 30 was as follows (in thousands):

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2010	Six Months Ended June 30, 2009	Six Months Ended June 30, 2010

Contractual coupon interest	$230	$230	$460	$460
Amortization of discount and costs on Notes	1,128	1,228	2,231	2,429
Interest expense	$1,358	$1,458	$2,691	$2,889
Effective interest rate	8.7%	8.7%	8.7%	8.7%

4.             Contingencies:

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

The Company’s obligations under the revolving facility are secured by a lien on the accounts receivable, general intangibles and certain other assets of the Company and its U.S. and Canadian operating subsidiaries. The revolving facility contains customary covenants, including, but not limited to, restrictions on the Company and its U.S. and Canadian operating subsidiaries’ ability to grant liens or security interests on assets subject to the banks security interest and pay dividends. The revolving facility requires the maintenance of a trailing four quarter ratio of the Company’s funded debt to adjusted EBITDA (as defined) and a ratio of the Company’s adjusted EBITDA (as defined) less dividends and capital expenditures to its debt constituting current maturities (excluding any amounts due under the revolving credit facility). The covenants also require the Company’s to maintain a minimum of $10.0 million to be deposited with the bank. There have been no borrowings under the revolving facility and the Company was in compliance with these covenants.

Incentive Award Plan

The Company has an award plan, the 2004 Incentive Award Plan, as amended (the “Award Plan”), under which grants of stock and options are made.  On April 15, 2010, the Company’s shareholders approved increasing the authorized shares by 1.3 million shares.  In the second quarter of 2010, the Company granted approximately 1.0 million restricted shares to certain of its employees that will vest over a three year period.  These restricted shares were valued at approximately $9.8 million and will be recognized as equity-based compensation expense on a straight line basis over the service period. The Company also granted an additional 0.2 million restricted shares that are subject to certain performance conditions not considered probable. The targets for the performance awards include the combined achievement of designated revenue growth, EBITDA margin, as adjusted, and capital expenditures.

5.             Related party transactions:

Office lease

The Company’s headquarters is located in an office building owned by a partnership (6715 Kenilworth Avenue Partnership). The two owners of the partnership are the Company’s Chief Executive Officer, who has a 51% interest in the partnership and his wife, Ruth Schaeffer, who has a 49% interest in the partnership. The Company paid $0.3 million for the six months ended June 30, 2009 and 2010 in rent and related costs (including taxes and utilities) to this partnership under a lease that expires in August 2012. The dollar value of the Company’s Chief Executive Officer’s interest in the lease payments for the six months ended June 30, 2009 and 2010 was $0.15 million. The dollar value of his wife’s interest in the lease payment for the six months ended June 30, 2009 and 2010 was $0.15 million. If the Company’s Chief Executive Officer’s interest is combined with that of his wife then the total dollar value of his interest in the lease payments for the six months ended June 30, 2009 and 2010 was $0.3 million.

In the six months ended June 30, 2010, the Company purchased approximately $52,000 of equipment from an equipment vendor. One of the Company’s directors is also a director of the equipment vendor.

6.             Segment information:

The Company operates as one operating segment. Below are the Company’s service revenue and long lived assets by geographic region (in thousands):

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2010	Six Months Ended June 30, 2009	Six Months Ended June 30, 2010
Revenues
North America	$45,374	$50,432	$88,339	$98,662
Europe	12,617	13,963	24,727	28,508
Total	$57,991	$64,395	$113,066	$127,170

	December 31, 2009	June 30, 2010
Long lived assets, net
North America	$215,681	$220,349
Europe	48,281	47,178
Total	$263,962	$267,527

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis together with our consolidated condensed financial statements and related notes included in this report. The discussion in this report contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this report should be read as applying to all related forward-looking statements wherever they appear in this report. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to these differences include, but are not limited to:

Future economic instability in the global economy  which could affect spending on Internet services; the impact of changing foreign exchange rates (in particular the Euro-USD exchange rate) on the translation of our non-USD denominated revenues, expenses, assets and liabilities;  legal and operational difficulties in new markets; the imposition of a requirement that we contribute to the Universal Service Fund; changes in government policy and/or regulation, including pending net neutrality rules  by the United States Federal Communications Commission and in the area of data protection; increasing competition leading to lower prices for our services; our ability to attract new customers and to increase and maintain the volume of traffic on our network; the ability to maintain our Internet peering arrangements on favorable terms; our reliance on an equipment vendor, Cisco Systems Inc., and the potential for hardware or software problems associated with such equipment; the dependence of our network on the quality and dependability of third-party fiber providers; our ability to retain certain customers that comprise a significant portion of our revenue base; the management of network failures and/or disruptions; and outcomes in litigation as well as other risks discussed from time to time in our filings with the Securities and Exchange Commission, including, without limitation, ours annual report on Form 10-K for the fiscal year ended December 31, 2009.

General Overview

We are a leading facilities-based provider of low-cost, high-speed Internet access and IP communications services. Our network is specifically designed and optimized to transmit data using IP. IP networks are significantly less expensive to operate and are able to achieve higher performance levels than the traditional circuit-switched networks used by many of our competitors when providing Internet access services, thus, we believe, giving us cost and performance advantages. We deliver our services to small and medium-sized businesses, communications service providers and other bandwidth-intensive organizations through approximately 23,400 customer connections in North America and Europe.

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

Our network is comprised of in-building riser facilities, metropolitan optical fiber networks, metropolitan traffic aggregation points and inter-city transport facilities. Our network is physically connected entirely through our facilities to 1,503 buildings in which we provide our on-net services, including 1,071 multi-tenant office buildings. We also provide on-net services in carrier-neutral colocation facilities, Cogent controlled data centers and single-tenant office buildings. Because of our integrated network architecture, we are not dependent on local telephone companies to serve our on-net customers. We emphasize the sale of on-net services because we believe we have a competitive advantage in providing these services and our sales of these services generate greater gross profit margins than our off-net and non-core services.

We also provide Internet connectivity to customers that are not located in buildings directly connected to our network. We serve these off-net customers using other carriers’ facilities to provide the “last mile” (local loop) portion of the link from our customers’ premises to our network. We also provide certain non-core services which are legacy services which we acquired and continue to support but do not actively sell.

We believe our key growth opportunity is provided by our high-capacity network, which provides us with the ability to add a significant number of customers to our network with minimal direct incremental costs. Our focus is to add customers to our network in a way that maximizes its use and at the same time provides us with a profitable customer mix. We are responding to this opportunity by increasing our sales and marketing efforts including increasing our number of sales representatives.  In addition, we may add customers to our network through strategic acquisitions.

We are expanding our network to locations that we believe can be economically integrated and represent significant concentrations of Internet traffic. One of our keys to developing a profitable business will be to carefully match the expense of extending our network to reach new customers with the revenue expected to be generated by those customers.

We believe two of the most important trends in our industry are the continued long-term growth in Internet traffic and a decline in Internet access prices within carrier neutral data centers. As Internet traffic continues to grow and prices per unit of traffic continue to decline, we believe our ability to load our network and gain market share from less efficient network operators will continue to expand. However, continued erosion in Internet access prices will likely have a negative impact on the rate at which we can increase our revenues and our profitability.  Our revenue may also be negatively affected if we are unable to grow our Internet traffic or if the rate of growth of Internet traffic does not offset the expected decline in per unit pricing.  We do not know if Internet traffic will increase or decrease, or the rate at which it will grow or decrease.  Changes in Internet traffic will be a function of the number of users, the applications for which the Internet is used, the pricing of Internet services, and other factors.

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

Due to our strategic acquisitions of network assets and equipment, we believe we are positioned to grow our revenue base. We continue to purchase and deploy network equipment to parts of our network to maximize the utilization of our assets and to expand our network. Our future capital expenditures will be based primarily on our planned expansion of our network, the addition of on-net buildings and the concentration and growth of our customer base. We plan to continue to expand our network and to increase our number of on-net buildings by approximately 120 buildings by December 31, 2010 from 1,451 buildings at December 31, 2009.   Many factors can affect our ability to add buildings to our network.  These factors include the willingness of building owners to grant us access rights, the availability of optical fiber networks to serve those buildings, and equipment availability.

Results of Operations

Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2010

Our management reviews and analyzes several key financial measures  in order to manage our business and assess the quality of and potential variability of our service revenues and cash flows. The following summary table presents a comparison of our results of operations for the three months ended June 30, 2009 and 2010 with respect to certain key financial measures. The comparisons illustrated in the table are discussed in greater detail below.

	Three months ended June 30,		Percent
	2009	2010	Change
	(in thousands)
Service revenue	$57,991	$64,395	11.0%
On-net revenue	46,453	50,253	8.2%
Off-net revenue	10,562	13,370	26.6%
Non-core revenue	976	772	(20.9)%
Network operations expenses (1)	24,511	29,129	18.8%
Selling, general, and administrative expenses (2)	16,962	16,390	(3.4)%
Equity-based compensation expense	2,350	1,796	(23.6)%
Depreciation and amortization expenses	15,271	14,099	(7.7)%
Income tax benefit (provision)	84	(99)	(217.9)%

(1)  Excludes equity-based compensation expenses of $47 and $95 in the three months ended June 30, 2009 and 2010, respectively, which, if included would have resulted in a period-to-period change of 19.0%.

(2)  Excludes equity-based compensation expenses of $2,303 and $1,701 in the three months ended June 30, 2009 and 2010, respectively, which, if included would have resulted in a period-to-period change of (6.1)%.

Service Revenue. Our service revenue increased 11.0% from $58.0 million for the three months ended June 30, 2009 to $64.4 million for the three months ended June 30, 2010. The impact of exchange rates resulted in a decrease of revenues for the three months ended June 30, 2010 of approximately $0.4 million.  All foreign currency comparisons herein reflect our second quarter 2010 results translated at the average foreign currency exchange rates for the second quarter of 2009.  For the three months ended June 30, 2009 and 2010, on-net, off-net and non-core revenues represented 80.1%, 18.2% and 1.7% and 78.0%, 20.8% and 1.2% of our service revenues, respectively.

Revenues from our corporate and net centric customers represented 47.9% and 52.1%, respectively, for the three months ended June 30, 2009 and represented 49.3% and 50.7%, respectively, for the three months ended June 30, 2010.  Revenues from corporate customers increased 14.2% from $27.8 million for the three months ended June 30, 2009 to $31.7 million for the three months ended June 30, 2010.  Revenues from our net-centric customers increased 8.1% from $30.2 million for the three months ended June 30, 2009 to $32.7 million for the three months ending June 30, 2010.

Our on-net revenues increased 8.2% from $46.5 million for the three months ended June 30, 2009 to $50.3 million for the three months ended June 30, 2010. Our on-net revenues increased as we increased the number of our on-net customer connections by 20.0% from approximately 16,000 at June 30, 2009 to approximately 19,200 at June 30, 2010. On-net customer connections increased at a greater rate than on-net revenues due to a decline in the average revenue per on-net customer connection, primarily from our net centric customers. This decline is partly attributed to volume and term based pricing discounts. Additionally, on-net customers who cancel their service from our installed base of customers, in general, have greater average revenue per connection than new customers. These trends resulted in a reduction to our average revenue per on-net connection.

Our off-net revenues increased 26.6% from $10.6 million for the three months ended June 30, 2009 to $13.4 million for the three months ended June 30, 2010.  Our off-net revenues increased as we increased the number of our off-net customer connections by 3.6% from approximately 3,300 at June 30, 2009 to approximately 3,400 at June 30, 2010.  Off-net revenues increased at a greater rate than off-net customer connections due to an increase in the average revenue per off-net customer connection. Off-net customers who cancel their service, in general, have an average revenue per connection that is less than new off-net customers who generally purchase higher-bandwidth connections.

Our non-core revenues decreased 20.9% from $1.0 million for the three months ended June 30, 2009 to $0.8 million for the three months ending June 30, 2010. The number of our non-core customer connections decreased 32.6% from approximately 1,150 at June 30, 2009 to approximately 780 at June 30, 2010. We do not actively market these acquired non-core services and expect that the associated service revenue will continue to decline.

Network Operations Expenses. Our network operations expenses, excluding equity-based compensation expense, increased 18.8% from $24.5 million for the three months ended June 30, 2009 to $29.1 million for the three months ended June 30, 2010. The impact of exchange rates resulted in a decrease of network operations expenses for the three months ended June 30, 2010 of approximately $0.3 million.  The increase is primarily attributable to an increase in costs related to our network and facilities expansion activities and increase in our off-net revenues partly offset by the decline in network operations expenses associated with the decline in our non-core revenues.

Selling, General, and Administrative (“SG&A”) Expenses. Our SG&A expenses, excluding equity-based compensation expense, decreased 3.4% from $17.0 million for the three months ended June 30, 2009 to $16.4 million for the three months ended June 30, 2010. The impact of exchange rates resulted in a decrease of SG&A expenses for the three months ended June 30, 2010 of approximately $0.2 million.  SG&A expenses decreased primarily from a decrease in professional fees and bad debt expense.

Equity-based Compensation Expense. Equity-based compensation expense results from grants of restricted stock and stock options. Equity-based compensation expense decreased 23.6% from $2.4 million for the three months ended June 30, 2009 to $1.8 million for the three months ending June 30, 2010. The decrease is primarily due to the completion of the service period in April 2009 of certain restricted stock grants made to our employees in April 2007 partly offset by the impact of grants of restricted shares to certain of our employees in the second quarter of 2010.

In the second quarter of 2010, we granted approximately 1.0 million restricted shares to certain of our employees that will vest over a three year period.  These restricted shares were valued at approximately $9.8 million and will be recognized as equity-based compensation expense on a straight line basis over the service period.

Depreciation and Amortization Expenses. Our depreciation and amortization expense decreased 7.7% from $15.3 million for the three months ended June 30, 2009 to $14.1 million for the three months ended June 30, 2010. The decrease is primarily due to the decline in depreciation expense from fully depreciated fixed assets. The impact of exchange rates resulted in a decrease of depreciation and amortization expenses for the three months ended June 30, 2010 of approximately $0.1 million.

Income tax (provision) benefit.     For the three months ended June 30, 2009, our income tax benefit was $0.1 million and composed primarily of U.S. state income taxes.  For the three months ended June 30, 2010, our income tax provision was $0.1 million also composed primarily of U.S. state income taxes.

Buildings On-net. As of June 30, 2009 and 2010, we had a total of 1,389 and 1,503 on-net buildings connected to our network, respectively.

Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2010

The following summary table presents a comparison of our results of operations for the six months ended June 30, 2009 and 2010 with respect to certain key financial measures. The comparisons illustrated in the table are discussed in greater detail below.

	Six months ended June 30,		Percent
	2009	2010	Change
	(in thousands)
Service revenue	$113,066	$127,170	12.5%
On-net revenue	90,746	99,888	10.1%
Off-net revenue	20,429	25,686	25.7%
Non-core revenue	1,891	1,596	(15.6)%
Network operations expenses (1)	48,629	57,181	17.6%
Selling, general, and administrative expenses (2)	34,031	33,790	(0.7)%
Equity-based compensation expense	6,164	2,960	(52.0)%
Depreciation and amortization expenses	29,847	27,569	(7.6)%
Income tax (provision) benefit	(79)	356	550.6%

(1)  Excludes equity-based compensation expenses of $123 and $142 in the six months ended June 30, 2009 and 2010, respectively, which, if included would have resulted in a period-to-period change of 17.6%.

(2)  Excludes equity-based compensation expenses of $6,041 and $2,818 in the six months ended June 30, 2009 and 2010, respectively, which, if included would have resulted in a period-to-period change of (8.6)%.

Service Revenue. Our service revenue increased 12.5% from $113.1 million for the six months ended June 30, 2009 to $127.2 million for the six months ended June 30, 2010. The impact of exchange rates resulted in an increase of revenues for the six months ended June 30, 2010 of approximately $1.1 million.  All foreign currency comparisons herein reflect our results for the six months ended June 30, 2010 translated at the average foreign currency exchange rates for the six months ended June 30, 2009.  For the six months ended June 30, 2009 and 2010, on-net, off-net and non-core revenues represented 80.3%, 18.0% and 1.7% and 78.5%, 20.2% and 1.3% of our service revenues, respectively.

Revenues from our corporate and net centric customers represented 47.9% and 52.1%, respectively, for the six months ended June 30, 2009 and represented 48.4% and 51.6%, respectively, for the six months ended June 30, 2010.  Revenues from corporate customers increased 13.7% from $54.1 million for the six months ended June 30, 2009 to $61.5 million for the six months ended June 30, 2010.  Revenues from our net-centric customers increased 11.4% from $58.9 million for the six months ended June 30, 2009 to $65.6 million for the six months ending June 30, 2010.

Our on-net revenues increased 10.1% from $90.7 million for the six months ended June 30, 2009 to $99.9 million for the six months ended June 30, 2010. Our on-net revenues increased as we increased the number of our on-net customer connections by 20.0% from approximately 16,000 at June 30, 2009 to approximately 19,200 at June 30, 2010. On-net customer connections increased at a greater rate than on-net revenues due to a decline in the average revenue per on-net customer connection, primarily from our net centric customers. This decline is partly attributed to volume and term based pricing discounts. Additionally, on-net customers who cancel their service from our installed base of customers, in general, have greater average revenue per connection than new customers. These trends resulted in a reduction to our average revenue per on-net connection.

Our off-net revenues increased 25.7% from $20.4 million for the six months ended June 30, 2009 to $25.7 million for the six months ended June 30, 2010.  Our off-net revenues increased as we increased the number of our off-net customer connections by 3.6% from approximately 3,300 at June 30, 2009 to approximately 3,400 at June 30, 2010.  Off-net revenues increased at a greater rate than off-net customer connections due to an increase in the average revenue per off-net customer connection. Off-net customers who cancel their service, in general, have an average revenue per connection that is less than new off-net customers who generally purchase higher-bandwidth connections

Our non-core revenues decreased 15.6% from $1.9 million for the six months ended June 30, 2009 to $1.6 million for the six months ending June 30, 2010. The number of our non-core customer connections decreased 32.6% from approximately 1,150 at June 30, 2009 to approximately 780 at June 30, 2010. We do not actively market these acquired non-core services and expect that the associated service revenue will continue to decline.

Network Operations Expenses. Our network operations expenses, excluding equity-based compensation expense, increased 17.6% from $48.6 million for the six months ended June 30, 2009 to $57.2 million for the six months ended June 30, 2010. The impact of exchange rates resulted in an increase of network operations expenses for the six months ended June 30, 2010 of approximately $0.2 million.  The increase is primarily attributable to an increase in costs related to our network and facilities expansion activities and increase in our off-net revenues partly offset by the decline in network operations expenses associated with the decline in our non-core revenues.

Selling, General, and Administrative (“SG&A”) Expenses. Our SG&A expenses, excluding equity-based compensation expense, decreased 0.7% from $34.0 million for the six months ended June 30, 2009 to $33.8 million for the six months ended June 30, 2010. The impact of exchange rates resulted in an increase of SG&A expenses for the six months ended June 30, 2010 of approximately $0.2 million.  SG&A expenses decreased primarily from the increase in salaries and related costs required to support our expanding sales and marketing efforts being more than offset by a reduction in bad debt expense, a reduction to our leased facility asset retirement obligations (discussed below) and a reduction in professional fees.

Equity-based Compensation Expense. Equity-based compensation expense results from grants of restricted stock and stock options. Equity-based compensation expense decreased 52.0% from $6.2 million for the six months ended June 30, 2009 to $3.0 million for the six months ending June 30, 2010. The decrease is primarily due to the completion of the service period in April 2009 of certain restricted stock grants made to our employees in April 2007 partly offset by the impact of grants of restricted shares to certain of our employees in the second quarter of 2010.

In the second quarter of 2010, we granted approximately 1.0 million restricted shares to certain of our employees that will vest over a three year period.  These restricted shares were valued at approximately $9.8 million and will be recognized as equity-based compensation expense on a straight line basis over the service period.

Depreciation and Amortization Expenses. Our depreciation and amortization expense decreased 7.6% from $29.8 million for the six months ended June 30, 2009 to $27.6 million for the six months ended June 30, 2010. The decrease is primarily due to the decline in depreciation expense from fully depreciated fixed assets and an adjustment to our asset retirement obligations, discussed below, more than offsetting depreciation expense associated with the increase in deployed fixed assets and the impact of an $0.6 million impairment charge for certain property and equipment that was recorded in the six months ended June 30, 2010. There were no such impairment charges or adjustments to our asset retirement obligations recorded in the six months ended June 30, 2009. The impact of exchange rates resulted in an increase of depreciation and amortization expenses for the six months ended June 30, 2010 of approximately $0.1 million.

In the first quarter of 2010, we determined that our estimates of restoration costs for our leased facility asset retirement obligations were too high based on current costs to restore and changes in the expected timing of the payment of those costs due to the extensions of lease terms. As a result, in the first quarter of 2010, we revised our estimates of the cash flows that we believed will be required to settle our leased facility asset retirement obligations at the end of the respective lease terms, which resulted in a reduction to our asset retirement obligation liability.  These revisions in the estimated amount and timing of cash flows for asset retirement obligations reduced our asset retirement obligation liability by $0.9 million with an offsetting reduction to depreciation and amortization of $0.7 million and selling, general and administrative expenses of $0.2 million.

Income tax (provision) benefit.     For the six months ended June 30, 2009, our income tax provision was $0.1 million composed primarily of penalties and interest on an uncertain tax position.  For the six months ended June 30, 2010, our income tax benefit was $0.4 million which includes approximately $0.2 million for U.S. state income taxes offset by a tax benefit of $0.6 million from the recognition of a receivable for refunds of federal alternative minimum tax amounts paid in prior years.

Buildings On-net. As of June 30, 2009 and 2010, we had a total of 1,389 and 1,503 on-net buildings connected to our network, respectively.

Liquidity and Capital Resources

In assessing our liquidity, management reviews and analyzes our current cash balances, short-term investments, accounts receivable, accounts payable, accrued liabilities, capital expenditure commitments, and required capital lease and debt payments and other obligations.

Cash Flows

The following table sets forth our consolidated cash flows for the six months ended June 30, 2009 and six months ended June 30, 2010.

	Six months ended June 30,
(in thousands)	2009	2010
Net cash provided by operating activities	$25,847	$30,510
Net cash used in investing activities	(25,213)	(24,287)
Net cash used in financing activities	(12,063)	(8,440)
Effect of exchange rates on cash	210	(1,277)
Net decrease in cash and cash equivalents during period	$(11,219)	$(3,494)

Net Cash Provided by Operating Activities.  Our primary sources of operating cash are receipts from our customers who are billed on a monthly basis for our services. Our primary uses of operating cash are payments made to our vendors and employees. Net cash provided by operating activities was $25.8 million for the six months ended June 30, 2009 compared to net cash provided by operating activities of $30.5 million for the six months ended June 30, 2010. The increase in cash provided by operating activities is due to an increase in our operating profit partly offset by changes in operating assets and liabilities of $1.2 million.

Net Cash Used In Investing Activities.  Net cash used in investing activities was $25.2 million for the six months ended June 30, 2009 and $24.3 million for the six months ended June 30, 2010.  Our primary use of investing cash for the six months ended June 30, 2009 and six months ended June 30, 2010 was $25.1 million and $24.5 million, respectively, for the purchases of property and equipment.

Net Cash Used In Financing Activities.  Net cash used in financing activities was $12.1 million for the six months June 30, 2009 and $8.4 million for the six months June 30, 2010.  Our primary uses of financing cash for the six months ended June 30, 2009 were $11.4 million of principal payments under our capital lease obligations and $0.7 million for the purchases of shares of our common stock. Our primary use of financing cash for the six months ended June 30, 2010 was $8.5 million of principal payments under our capital lease obligations.

Cash Position and Indebtedness

Our total indebtedness, net of discount, at June 30, 2010 was $178.1 million and our total cash and cash equivalents were $52.4 million. Our total indebtedness, net of discount, at June 30, 2010 includes $109.4 million of capital lease obligations for dark fiber primarily under 15-25 year indefeasible right of use lease agreements (“IRU’s”), of which approximately $9.6 million is considered a current liability.

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

In the fourth quarter of 2008, we purchased an aggregate of $108.0 million of face value of the Notes for $48.6 million in cash in a series of transactions. These transactions resulted in a gain of $23.1 million for the year ended December 31, 2008. After these transactions, there is $92.0 million of face value of the Notes outstanding. We may purchase additional Notes.

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

Our obligations under the credit facility are secured by a lien on the accounts, general intangibles and certain of our other assets and our U.S. and Canadian operating subsidiaries. The credit facility contains customary covenants, including, but not limited to, restrictions on us and our U.S. and Canadian operating subsidiaries’ ability to grant liens or security interests on assets subject to the banks security interest and pay dividends. The credit facility requires the maintenance of a trailing four quarter ratio of our funded debt to adjusted EBITDA (as defined) and a ratio of our adjusted EBITDA (as defined) less dividends and capital expenditures to its debt constituting current maturities (excluding amounts due under this revolving credit facility). The covenants also require us to maintain a minimum of $10.0 million to be deposited with the commercial bank. There have been no borrowings under the revolving facility and we have been in compliance with the covenants.

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

Any future acquisitions or other significant unplanned costs or cash requirements may require that we raise additional funds through the issuance of debt or equity. Such financing may not be available on terms acceptable to us or our stockholders, or at all. Insufficient funds may require us to delay or scale back the number of buildings and markets that we add to our network, reduce our planned increase in our sales and marketing efforts, or require us to otherwise alter our business plan or take other actions that could have a material adverse effect on our business, results of operations and financial condition. If issuing equity securities raises additional funds, substantial dilution to existing stockholders may result.

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

Income taxes

Due to the uncertainty surrounding the realization of our net deferred tax asset, we have recorded a valuation allowance for the substantial majority of our net deferred tax asset. As of December 31, 2009, we have worldwide net operating loss carry-forwards of approximately $1.1 billion. This amount includes U.S. federal and state, Canadian and European net operating loss carry-forwards of approximately $400 million, $4 million and $680 million, respectively. Section 382 of the Internal Revenue Code in the United States limits the utilization of net operating losses when ownership changes, as defined by that section, occur. We have performed an analysis of our Section 382 ownership changes and have determined that the utilization of certain of our net operating loss carryforwards in the United States may be limited. This restricted amount includes the limitation on annual utilization related to the remaining $183 million of federal and state net operating loss carry-forwards of Allied Riser Communications Corporation that were acquired by us via a 2002 merger. The net operating loss carryforwards in the United States will expire, if unused, between 2024 and 2030. The net operating loss carry-forwards related to our Canadian operations expire in 2027. The net operating loss carry-forwards related to our European operations include $527 million that do not expire and $153 million that expire between 2010 and 2016.

We are subject to income taxes in the United States and numerous foreign jurisdictions. Our effective income tax rate in the future could be adversely affected by a number of factors, including: changes in the mix of earnings in countries with differing statutory tax rates, changes in tax laws, the outcome of income tax audits in various jurisdictions around the world, and any repatriation of non-U.S. earnings for which we have not previously provided for U.S. taxes. We regularly assess all of these matters to determine the adequacy of our tax provision, which is subject to significant discretion.

Critical Accounting Policies and Significant Estimates

Management believes that as of June 30, 2010, there have been no material changes to our critical accounting policies and significant estimates from those listed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2009 except for our estimates related to our asset retirement obligations discussed in Note 2 to these interim condensed consolidated financial statements.

Recent Accounting Pronouncements — to be adopted

In September 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, Multiple Element Arrangements. ASU 2009-13 addresses the determination of when the individual deliverables included in a multiple arrangement may be treated as separate units of accounting. ASU 2009-13 also modifies the manner in which the transaction consideration is allocated across separately identified deliverables and establishes definitions for determining fair value of elements in an arrangement. This standard must be adopted by us no later than January 1, 2011 with earlier adoption permitted. We are currently evaluating the impact, if any, that this standard update will have on our consolidated financial statements.

ITEM 3.                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

For quantitative and qualitative disclosures about market risk see Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” of our annual report on Form 10-K for the year ended December 31, 2009. Our exposures to market risk have not changed materially since December 31, 2009.  Based upon the quoted market price at June 30, 2010, the fair value of our 1.00% $92.0 million Convertible Senior Notes was approximately $70.1 million.

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

Date: August 5, 2010	COGENT COMMUNICATIONS GROUP, INC.

	By:	/s/ David Schaeffer
Name: David Schaeffer
Title: Chairman of the Board and Chief Executive Officer

Date: August 5, 2010	By:	/s/ Thaddeus G. Weed
Name: Thaddeus G. Weed
Title: Chief Financial Officer (Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description
31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer (filed herewith)
32.2	Certification of Chief Financial Officer (filed herewith)