Form 10-Q
period 2010-09-30
COGENT COMMUNICATIONS GROUP INC
filed 2010-11-05
CIK 1158324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

Common Stock, $0.001 par value 45,798,581 Shares Outstanding as of October 31, 2010.

INDEX

PART I
FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets of Cogent Communications Group, Inc., and Subsidiaries as of December 31, 2009 and September 30, 2010 (Unaudited)
Condensed Consolidated Statements of Operations of Cogent Communications Group, Inc., and Subsidiaries for the Three Months Ended September 30, 2009 and September 30, 2010 (Unaudited)
Condensed Consolidated Statements of Operations of Cogent Communications Group, Inc., and Subsidiaries for the Nine months Ended September 30, 2009 and September 30, 2010 (Unaudited)
Condensed Consolidated Statements of Cash Flows of Cogent Communications Group, Inc., and Subsidiaries for the Nine months Ended September 30, 2009 and September 30, 2010 (Unaudited)
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures

PART II
OTHER INFORMATION
Item 1.	Legal Proceedings
Item 5.	Other Information
Item 6.	Exhibits
SIGNATURES
CERTIFICATIONS

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2009 AND SEPTEMBER 30, 2010

(IN THOUSANDS, EXCEPT SHARE DATA)

	December 31, 2009	September 30, 2010
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$55,929	$47,835
Accounts receivable, net of allowance for doubtful accounts of $2,516 and $3,856 respectively	22,877	24,497
Prepaid expenses and other current assets	8,045	10,285
Total current assets	86,851	82,617
Property and equipment, net	263,784	281,454
Deposits and other assets - $469 and $462 restricted, respectively	4,360	5,460
Total assets	$354,995	$369,531

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12,781	$15,899
Accrued liabilities	17,609	19,852
Current maturities, capital lease obligations	5,643	6,706
Total current liabilities	36,033	42,457
Capital lease obligations, net of current maturities	104,021	104,568
Convertible senior notes, net of discount of $25,708 and $22,036, respectively	66,270	69,942
Other long term liabilities	4,187	4,946
Total liabilities	210,511	221,913
Commitments and contingencies:
Stockholders’ equity:
Common stock, $0.001 par value; 75,000,000 shares authorized; 44,853,974 and 45,798,581 shares issued and outstanding, respectively	45	46
Additional paid-in capital	475,158	480,481
Accumulated other comprehensive income	1,976	1,701
Accumulated deficit	(332,695)	(334,610)
Total stockholders’ equity	144,484	147,618
Total liabilities and stockholders’ equity	$354,995	$369,531

The accompanying notes are an integral part of these condensed consolidated balance sheets.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND SEPTEMBER 30, 2010

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2010
	(Unaudited)	(Unaudited)
Service revenue	$60,229	$66,783
Operating expenses:
Network operations (including $25 and $104 of equity-based compensation expense, respectively, exclusive of amounts shown separately)	26,400	30,639
Selling, general, and administrative (including $1,242 and $1,695 of equity-based compensation expense, respectively)	18,089	17,659
Depreciation and amortization	15,282	14,736
Total operating expenses	59,771	63,034
Operating income	458	3,749
Interest income and other, net	231	(24)
Interest expense	(4,022)	(4,100)
Loss before income taxes	(3,333)	(375)
Income tax benefit (provision)	54	(87)
Net loss	$(3,279)	$(462)

Net loss per common share:
Basic and diluted net loss per common share	$(0.07)	$(0.01)

Weighted-average common shares—basic and diluted	43,894,098	44,585,230

The accompanying notes are an integral part of these condensed consolidated statements of operations.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND SEPTEMBER 30, 2010

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Nine months Ended September 30, 2009	Nine months Ended September 30, 2010
	(Unaudited)	(Unaudited)
Service revenue	$173,295	$193,955
Operating expenses:
Network operations (including $149 and $246 of equity-based compensation expense, respectively, exclusive of amounts shown separately)	75,153	87,961
Selling, general, and administrative (including $7,281 and $4,514 of equity-based compensation expense, respectively)	58,158	54,266
Depreciation and amortization (Note 2)	45,128	42,306
Total operating expenses	178,439	184,533
Operating (loss) income	(5,144)	9,422
Interest income and other, net	932	735
Interest expense	(11,655)	(12,340)
Loss before income taxes	(15,867)	(2,183)
Income tax (provision) benefit	(25)	268
Net loss	$(15,892)	$(1,915)

Net loss per common share:
Basic and diluted net loss per common share	$(0.36)	$(0.04)

Weighted-average common shares—basic and diluted	43,785,352	44,578,107

The accompanying notes are an integral part of these condensed consolidated statements of operations.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND SEPTEMBER 30, 2010

(IN THOUSANDS)

	Nine months Ended September 30, 2009	Nine months Ended September 30, 2010
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net cash provided by operating activities	$40,598	$49,511
Cash flows from investing activities:
Purchases of property and equipment	(41,800)	(41,039)
Maturities of short term investments	62	—
Purchase of other assets	(246)	—
Proceeds from dispositions of assets	97	433
Net cash used in investing activities	(41,887)	(40,606)
Cash flows from financing activities:
Purchases of common stock	(730)	—
Proceeds from exercises of stock options	346	129
Repayments of capital lease obligations	(19,214)	(17,119)
Net cash used in financing activities	(19,598)	(16,990)
Effect of exchange rate changes on cash	710	(9)
Net decrease in cash and cash equivalents	(20,177)	(8,094)
Cash and cash equivalents, beginning of period	71,291	55,929
Cash and cash equivalents, end of period	$51,114	$47,835
Supplemental disclosure of cash flow information:
Capital lease obligations incurred	$23,659	$19,936

The accompanying notes are an integral part of these condensed consolidated statements of cash flows.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009 and 2010
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

Foreign currency translation adjustment and comprehensive income ( loss)

The Company’s only component of “other comprehensive income (loss)” is the currency translation adjustment for all periods presented.

	Three months ended September 30, 2009	Three months ended September 30, 2010	Nine months ended September 30, 2009	Nine months ended September 30, 2010
Net loss	$(3,279)	$(462)	$(15,892)	$(1,915)
Currency translation	1,313	3,781	1,545	(275)
Comprehensive (loss) income	$(1,966)	$3,319	$(14,347)	$(2,190)

Financial instruments

At December 31, 2009 and September 30, 2010, the carrying amount of cash and cash equivalents, accounts receivable, prepaid and other current assets, accounts payable, and accrued expenses approximated fair value because of the short-term nature of these instruments. The Company measures its cash equivalents at fair value based upon quoted (Level 1) market prices and at amortized cost, which approximates fair value. Based upon the quoted (Level 1) market price at September 30, 2010, the fair value of the Company’s $92.0 million convertible senior notes was approximately $74.8 million.

The Company was party to letters of credit totaling approximately $0.4 million as of December 31, 2009 and September 30, 2010. These letters of credit are secured by investments totaling approximately $0.5 million at December 31, 2009 and September 30, 2010 that are restricted and included in other assets.

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

Shares of restricted stock are included in the computation of basic EPS as they vest and are included in diluted EPS, to the extent they are dilutive, determined using the treasury stock method. As of September 30, 2009 and September 30, 2010, 0.6 million and 1.2 million unvested shares of restricted common stock, respectively, are not included in the computation of diluted (loss)  per share, as the effect would be anti-dilutive.

Using the “if-converted” method, the shares issuable upon conversion of the Company’s 1.00% Convertible Senior Notes (the “Notes”) were anti-dilutive for the three and nine months ended September 30, 2009 and 2010. Accordingly, the impact has been excluded from the computation of diluted  (loss) per share. The Notes are convertible into shares of the Company’s common stock at an initial conversion price of $49.18 per share, yielding 1.9 million shares at September 30, 2009 and September 30, 2010, subject to certain adjustments set forth in the indenture.

The Company computes the dilutive effect of outstanding common stock options using the treasury stock method. For the three and nine months ended September 30, 2009 and 2010, options to purchase 0.7 million and 0.4 million shares of common stock, respectively, at weighted-average exercise prices of $7.67 and $12.81 per share, respectively, are not included in the computation of diluted (loss) per share as the effect would be anti-dilutive.   For the three and nine months ended September 30, 2009 and 2010, the Company’s employees exercised options for approximately 159,000, 365,000, 11,000 and 23,000 common shares, respectively.

2.             Property and equipment:

Depreciation and amortization expense related to property and equipment and capital leases was $15.2 million and $14.7 million for the three months ended September 30, 2009 and 2010, respectively, and was $44.9 million and $42.2 million for the nine months ended September 30, 2009 and 2010, respectively.  In the three months ended March 31, 2010, the Company recorded an impairment charge for certain property and equipment totaling $0.6 million that is included in depreciation and amortization expense.  There were no such charges in the three months ended September 30, 2010 or the three or nine months ended September 30, 2009.

Capitalized network construction labor and related costs

The Company capitalized salaries and related benefits of employees working directly on the construction and build-out of its network of $0.9 million and $1.5 million for the three months ended September 30, 2009 and 2010, respectively, and $3.5 million and $4.4 million for the nine months ended September 30, 2009 and 2010, respectively.

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

3.            Long -term debt:

Convertible Senior Notes

In June 2007, the Company issued 1.00% Convertible Senior Notes (the “Notes”) due June 15, 2027, for an aggregate principal amount of $200.0 million in a private offering for resale to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended (the “Securities Act”). The Notes are unsecured and bear interest at 1.00% per annum. Interest is payable in cash semiannually in arrears on June 15 and December 15, of each year, beginning on December 15, 2007. The Company received proceeds of approximately $195.1 million, after deducting the original issue discount of 2.25% and issuance costs. In 2008, the Company purchased an aggregate of $108.0 million of face value of the Notes for $48.6 million in cash in a series of transactions.

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

The debt and equity components for the Notes were as follows (in thousands):

	December 31,	September 30,
	2009	2010

Principal amount of convertible senior notes	$91,978	$91,978
Unamortized discount	(25,708)	(22,036)
Net carrying amount	66,270	69,942
Additional paid-in capital	74,933	74,933

At September 30, 2010, the unamortized discount had a remaining recognition period of 3.8 years.  The amount of interest expense recognized and effective interest rate for the three and nine months ended September 30 was as follows (in thousands):

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2010	Nine months Ended September 30, 2009	Nine months Ended September 30, 2010

Contractual coupon interest	$230	$230	$690	$690
Amortization of discount and costs on Notes	1,151	1,254	3,382	3,683
Interest expense	$1,381	$1,484	$4,072	$4,373
Effective interest rate	8.7%	8.7%	8.7%	8.7%

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

Revolving line of credit

In October 2009, the Company entered into a $20.0 million revolving line of credit facility with a bank. There have been no borrowings under the revolving facility and the Company was in compliance with its covenants.  The facility expired on October 14, 2010.

Incentive Award Plan

The Company has an award plan, the 2004 Incentive Award Plan, as amended (the “Award Plan”), under which grants of restricted stock and options are made.  On April 15, 2010, the Company’s stockholders approved a 1.3 million increase to the authorized shares in the Award Plan.  In the second quarter of 2010, the Company granted approximately 1.0 million restricted shares to certain of its employees that will vest over a three year period.  These restricted shares were valued at approximately $9.8 million and will be recognized as equity-based compensation expense on a straight-line basis over the three year service period. The Company also granted an additional 0.2 million restricted shares that are subject to certain performance conditions including designated revenue growth, EBITDA margin, as adjusted, and capital expenditures targets. In November 2010, the performance conditions were modified. The Company expects to record approximately $0.5 million of equity-based compensation expense related to the modified conditions in the fourth quarter of 2010 since it is considered probable that the conditions will be met.

5.             Related party transactions:

Office lease

The Company’s headquarters is located in an office building owned by a partnership (6715 Kenilworth Avenue Partnership). The two owners of the partnership are the Company’s Chief Executive Officer, who has a 51% interest in the partnership and his wife, Ruth Schaeffer, who has a 49% interest in the partnership. The Company paid $0.5 million for each of the nine month periods ended September 30, 2009 and 2010 in rent and related costs (including taxes and utilities) to this partnership under a lease that expires in August 2012. The dollar value of the Company’s Chief Executive Officer’s interest in the lease payments for each of the nine month periods ended September 30, 2009 and 2010 was $0.25 million. The dollar value of his wife’s interest in the lease payment for each of the nine month periods ended September 30, 2009 and 2010 was $0.25 million. If the Company’s Chief Executive Officer’s interest is combined with that of his wife then the total dollar value of his interest in the lease payments for each of the nine month periods ended September 30, 2009 and 2010 was $0.5 million.

In the nine months ended September 30, 2010, the Company purchased approximately $96,000 of equipment from an equipment vendor. One of the Company’s directors is also a director of the equipment vendor.

6.             Segment information:

The Company operates as one operating segment. Below are the Company’s service revenue and long lived assets by geographic region (in thousands):

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2010	Nine months Ended September 30, 2009	Nine months Ended September 30, 2010
Revenues
North America	$46,811	$52,286	$135,150	$150,949
Europe	13,418	14,497	38,145	43,006
Total	$60,229	$66,783	$173,295	$193,955

	December 31, 2009	September 30, 2010
Long lived assets, net
North America	$215,681	$223,013
Europe	48,281	58,566
Total	$263,962	$281,579

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis together with our condensed consolidated financial statements and related notes included in this report. The discussion in this report contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this report should be read as applying to all related forward-looking statements wherever they appear in this report. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to these differences include, but are not limited to:

Future economic instability in the global economy,  which could affect spending on Internet services; the impact of changing foreign exchange rates (in particular the Euro-USD and Canadian — USD exchange rates) on the translation of our non-USD denominated revenues, expenses, assets and liabilities;  legal and operational difficulties in new markets; the imposition of a requirement that we contribute to the Universal Service Fund; changes in government policy and/or regulation, including pending net neutrality rules by the United States Federal Communications Commission and in the area of data protection; increasing competition leading to lower prices for our services; our ability to attract new customers and to increase and maintain the volume of traffic on our network; the ability to maintain our Internet peering arrangements on favorable terms; our reliance on an equipment vendor, Cisco Systems Inc., and the potential for hardware or software problems associated with such equipment; the dependence of our network on the quality and dependability of third-party fiber providers; our ability to retain certain customers that comprise a significant portion of our revenue base; the management of network failures and/or disruptions; and outcomes in litigation as well as other risks discussed from time to time in our filings with the Securities and Exchange Commission, including, without limitation, our annual report on Form 10-K for the fiscal year ended December 31, 2009.

General Overview

We are a leading facilities-based provider of low-cost, high-speed Internet access and IP communications services. Our network is specifically designed and optimized to transmit data using IP. IP networks are significantly less expensive to operate and are able to achieve higher performance levels than the traditional circuit-switched networks used by many of our competitors when providing Internet access services, thus, we believe, giving us cost and performance advantages. We deliver our services to small and medium-sized businesses, communications service providers and other bandwidth-intensive organizations through approximately 24,060 customer connections in North America and Europe.

We provide on-net Internet access to our net centric customers, which include certain bandwidth-intensive users such as universities, other Internet service providers, telephone companies, cable television companies and commercial content providers at speeds up to 10 Gigabits per second. These customers generally receive service in colocation facilities and in our data centers. We also provide on-net Internet access services to our corporate customers in multi-tenant office buildings typically serving law firms, financial services firms, advertising and marketing firms and other professional services businesses.

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

Our network is comprised of in-building riser facilities, metropolitan optical fiber networks, metropolitan traffic aggregation points and inter-city transport facilities. Our network is physically connected entirely through our facilities to 1,539 buildings in which we provide our on-net services, including 1,086 multi-tenant office buildings. We also provide on-net services in carrier-neutral colocation facilities, Cogent controlled data centers and single-tenant office buildings. Because of our integrated network architecture, we are not dependent on local telephone companies to serve our on-net customers. We emphasize the sale of on-net services because we believe we have a competitive advantage in providing these services and these services generate gross profit margins that are greater than the gross profit margins on our off-net and non-core services.

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

The growth in Internet traffic has a more significant impact on our net centric customers who represent the majority of the traffic on our network and who tend to consume the majority of their allocated bandwidth on their connections. Net centric customers tend to purchase their service on a price per megabit basis. Our corporate customers tend to utilize a small portion of their allocated bandwidth on their connections and tend to purchase their service on a per connection basis.

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

Results of Operations

Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2010

Our management reviews and analyzes several key financial measures in order to manage our business and assess the quality of and potential variability of our service revenues and cash flows. The following summary table presents a comparison of our results of operations for the three months ended September 30, 2009 and 2010 with respect to certain key financial measures. The comparisons illustrated in the table are discussed in greater detail below.

	Three months ended September 30,		Percent
	2009	2010	Change
	(in thousands)
Service revenue	$60,229	$66,783	10.9%
On-net revenue	48,050	51,513	7.2%
Off-net revenue	11,127	14,509	30.4%
Non-core revenue	1,052	761	(27.7)%
Network operations expenses (1)	26,375	30,535	15.8%
Selling, general, and administrative expenses (2)	16,847	15,964	(5.2)%
Equity-based compensation expense	1,267	1,799	42.0%
Depreciation and amortization expenses	15,282	14,736	(3.6)%

(1)  Excludes equity-based compensation expenses of $25 and $104 in the three months ended September 30, 2009 and 2010, respectively, which, if included would have resulted in a period-to-period change of 16.1%.

(2)  Excludes equity-based compensation expenses of $1,242 and $1,695 in the three months ended September 30, 2009 and 2010, respectively, which, if included would have resulted in a period-to-period change of (2.4)%.

Service Revenue. Our service revenue increased 10.9% from $60.2 million for the three months ended September 30, 2009 to $66.8 million for the three months ended September 30, 2010. The impact of exchange rates resulted in a decrease of revenues for the three months ended September 30, 2010 of approximately $1.3 million.  All foreign currency comparisons herein reflect our third quarter 2010 results translated at the average foreign currency exchange rates for the third quarter of 2009.  For the three months ended September 30, 2009 and 2010, on-net, off-net and non-core revenues represented 79.8%, 18.5% and 1.7% and 77.1%, 21.7% and 1.2% of our service revenues, respectively.

Revenues from our corporate and net centric customers represented 47.2% and 52.8%, respectively, for the three months ended September 30, 2009 and represented 50.1% and 49.9%, respectively, for the three months ended September 30, 2010.  Revenues from corporate customers increased 17.9% from $28.4 million for the three months ended September 30, 2009 to $33.5 million for the three months ended September 30, 2010.  Revenues from our net centric customers increased 4.7% from $31.8 million for the three months ended September 30, 2009 to $33.3 million for the three months ending September 30, 2010.

Our on-net revenues increased 7.2% from $48.1 million for the three months ended September 30, 2009 to $51.5 million for the three months ended September 30, 2010. Our on-net revenues increased as we increased the number of our on-net customer connections by 19.5% from approximately 16,600 at September 30, 2009 to approximately 19,900 at September 30, 2010. On-net customer connections increased at a greater rate than on-net revenues due to a decline in the average revenue per on-net customer connection, primarily from our net centric customers. This decline is partly attributed to volume and term-based pricing discounts. Additionally, on-net customers who cancel their service from our installed base of customers, in general, have greater average revenue per connection than new customers. These trends resulted in a reduction to our average revenue per on-net connection.

Our off-net revenues increased 30.4% from $11.1 million for the three months ended September 30, 2009 to $14.5 million for the three months ended September 30, 2010.  Our off-net revenues increased as we increased the number of our off-net customer connections by 5.3% from approximately 3,300 at September 30, 2009 to approximately 3,400 at September 30, 2010.  Off-net revenues increased at a greater rate than off-net customer connections due to an increase in the average revenue per off-net customer connection from off-net customers buying larger connections. Off-net customers who cancel their service, in general, have an average revenue per connection that is less than new off-net customers who generally purchase higher-bandwidth connections.

Our non-core revenues decreased 27.7% from $1.1 million for the three months ended September 30, 2009 to $0.8 million for the three months ending September 30, 2010. The number of our non-core customer connections decreased 31.5% from approximately 1,070 at September 30, 2009 to approximately 730 at September 30, 2010. We do not actively market these acquired non-core services and expect that the associated service revenue will continue to decline.

Network Operations Expenses. Our network operations expenses, excluding equity-based compensation expense, increased 15.8% from $26.4 million for the three months ended September 30, 2009 to $30.5 million for the three months ended September 30, 2010. The impact of exchange rates resulted in a decrease of network operations expenses for the three months ended September 30, 2010 of approximately $0.6 million.  The increase is primarily attributable to an increase in costs related to our network and facilities expansion activities and increase in our off-net revenues, which is partly offset by the decline in network operations expenses associated with the decline in our non-core revenues.

Selling, General, and Administrative (“SG&A”) Expenses. Our SG&A expenses, excluding equity-based compensation expense, decreased 5.2% from $16.8 million for the three months ended September 30, 2009 to $16.0 million for the three months ended September 30, 2010. The impact of exchange rates resulted in a decrease of SG&A expenses for the three months ended September 30, 2010 of approximately $0.3 million.  SG&A expenses decreased primarily from a decrease in SG&A expense related to our European operations and a decrease in bad debt expense.

Equity-based Compensation Expense. Equity-based compensation expense results from grants of restricted stock and stock options. Equity-based compensation expense increased 42.0% from $1.3 million for the three months ended September 30, 2009 to $1.8 million for the three months ending September 30, 2010. The increase is primarily due to the impact of granting of restricted shares to certain of our employees in the second quarter of 2010. In the second quarter of 2010, we granted approximately 1.0 million restricted shares to certain of our employees that will vest over a three year period. These restricted shares were valued at approximately $9.8 million and will be recognized as equity-based compensation expense on a straight line basis over the service period.

Depreciation and Amortization Expenses. Our depreciation and amortization expense decreased 3.6% from $15.3 million for the three months ended September 30, 2009 to $14.7 million for the three months ended September 30, 2010. The decrease is primarily due to the decline in depreciation expense from fully depreciated fixed assets. The impact of exchange rates resulted in a decrease of depreciation and amortization expenses for the three months ended September 30, 2010 of approximately $0.2 million.

13

On-net Buildings. As of September 30, 2009 and 2010, we had a total of 1,421 and 1,539 on-net buildings connected to our network, respectively.

Nine Months Ended September 30, 2009 Compared to the Nine months Ended September 30, 2010

The following summary table presents a comparison of our results of operations for the nine months ended September 30, 2009 and 2010 with respect to certain key financial measures. The comparisons illustrated in the table are discussed in greater detail below.

	Nine months ended September 30,		Percent
	2009	2010	Change
	(in thousands)
Service revenue	$173,295	$193,955	11.9%
On-net revenue	138,795	151,402	9.1%
Off-net revenue	31,556	40,196	27.4%
Non-core revenue	2,944	2,357	(19.9)%
Network operations expenses (1)	75,004	87,715	16.9%
Selling, general, and administrative expenses (2)	50,877	49,752	(2.2)%
Equity-based compensation expense	7,430	4,760	(35.9)%
Depreciation and amortization expenses	45,128	42,306	(6.3)%

(1)  Excludes equity-based compensation expenses of $149 and $246 in the nine months ended September 30, 2009 and 2010, respectively, which, if included would have resulted in a period-to-period change of 17.0%.

(2)  Excludes equity-based compensation expenses of $7,281 and $4,514 in the nine months ended September 30, 2009 and 2010, respectively, which, if included would have resulted in a period-to-period change of (6.7)%.

Service Revenue. Our service revenue increased 11.9% from $173.3 million for the nine months ended September 30, 2009 to $194.0 million for the nine months ended September 30, 2010. The impact of exchange rates resulted in a decrease of revenues for the nine months ended September 30, 2010 of approximately $0.1 million.  All foreign currency comparisons herein reflect our results for the nine months ended September 30, 2010 translated at the average foreign currency exchange rates for the nine months ended September 30, 2009.  For the nine months ended September 30, 2009 and 2010, on-net, off-net and non-core revenues represented 80.1%, 18.2% and 1.7% and 78.1%, 20.7% and 1.2% of our service revenues, respectively.

Revenues from our corporate and net centric customers represented 47.6% and 52.4%, respectively, for the nine months ended September 30, 2009 and represented 49.0% and 51.0%, respectively, for the nine months ended September 30, 2010.  Revenues from corporate customers increased 15.1% from $82.5 million for the nine months ended September 30, 2009 to $95.0 million for the nine months ended September 30, 2010.  Revenues from our net centric customers increased 9.0% from $90.8 million for the nine months ended September 30, 2009 to $98.9 million for the nine months ending September 30, 2010.

Our on-net revenues increased 9.1% from $138.8 million for the nine months ended September 30, 2009 to $151.4 million for the nine months ended September 30, 2010. Our on-net revenues increased as we increased the number of our on-net customer connections by 19.5% from approximately 16,600 at September 30, 2009 to approximately 19,900 at September 30, 2010. On-net customer connections increased at a greater rate than on-net revenues due to a decline in the average revenue per on-net customer connection, primarily from our net centric customers. This decline is partly attributed to volume and term based pricing discounts. Additionally, on-net customers who cancel their service from our installed base of customers, in general, have greater average revenue per connection than new customers. These trends resulted in a reduction to our average revenue per on-net connection.

Our off-net revenues increased 27.4% from $31.6 million for the nine months ended September 30, 2009 to $40.2 million for the nine months ended September 30, 2010.  Our off-net revenues increased as we increased the number of our off-net customer connections by 5.3% from approximately 3,300 at September 30, 2009 to approximately 3,400 at September 30, 2010.  Off-net revenues increased at a greater rate than off-net customer connections due to an increase in the average revenue per off-net customer connection from off-net customers buying larger connections. Off-net customers who cancel their service, in general, have an average revenue per connection that is less than new off-net customers who generally purchase higher-bandwidth connections

Our non-core revenues decreased 19.9% from $2.9 million for the nine months ended September 30, 2009 to $2.4 million for the nine months ending September 30, 2010. The number of our non-core customer connections decreased 31.5% from approximately 1,070 at September 30, 2009 to approximately 730 at September 30, 2010. We do not actively market these acquired non-core services and expect that the associated service revenue will continue to decline.

Network Operations Expenses. Our network operations expenses, excluding equity-based compensation expense, increased 16.9% from $75.0 million for the nine months ended September 30, 2009 to $87.7 million for the nine months ended September 30, 2010. The impact of exchange rates resulted in a decrease of network operations expenses for the nine months ended September 30, 2010 of approximately $0.4 million.  The net increase is primarily attributable to an increase in costs related to our network and facilities expansion activities and increase in our off-net revenues partly offset by the decline in network operations expenses associated with the decline in our non-core revenues and the impact of exchange rates.

Selling, General, and Administrative (“SG&A”) Expenses. Our SG&A expenses, excluding equity-based compensation expense, decreased 2.2% from $50.9 million for the nine months ended September 30, 2009 to $49.8 million for the nine months ended September 30, 2010. The impact of exchange rates resulted in a decrease of SG&A expenses for the nine months ended September 30, 2010 of approximately $0.2 million.  SG&A expenses decreased primarily from a decrease in SG&A expense related to our European operations and a decrease in bad debt expense.

Equity-based Compensation Expense. Equity-based compensation expense results from grants of restricted stock and stock options. Equity-based compensation expense decreased 35.9% from $7.4 million for the nine months ended September 30, 2009 to $4.8 million for the nine months ending September 30, 2010. The decrease is primarily due to the completion of the service period in April 2009 of certain restricted stock grants made to our employees in April 2007 partly offset by the impact of grants of restricted shares to certain of our employees in the second quarter of 2010.  In the second quarter of 2010, we granted approximately 1.0 million restricted shares to certain of our employees that will vest over a three year period.  These restricted shares were valued at approximately $9.8 million and will be recognized as equity-based compensation expense on a straight line basis over the three year service period.

Depreciation and Amortization Expenses. Our depreciation and amortization expense decreased 6.3% from $45.1 million for the nine months ended September 30, 2009 to $42.3 million for the nine months ended September 30, 2010. The decrease is primarily due to the decline in depreciation expense from fully depreciated fixed assets and an adjustment to our asset retirement obligations, discussed below, more than offsetting depreciation expense associated with the increase in deployed fixed assets and the impact of a $0.6 million impairment charge for certain property and equipment that was recorded in the nine months ended September 30, 2010. There were no such impairment charges or adjustments to our asset retirement obligations recorded in the nine months ended September 30, 2009. The impact of exchange rates had no material impact on depreciation and amortization expenses for the nine months ended September 30, 2010.

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

On-net Buildings. As of September 30, 2009 and 2010, we had a total of 1,421 and 1,539 on-net buildings connected to our network, respectively.

Liquidity and Capital Resources

In assessing our liquidity, management reviews and analyzes our current cash balances, short-term investments, accounts receivable, accounts payable, accrued liabilities, capital expenditure commitments, and required capital lease and debt payments and other obligations.

Cash Flows

The following table sets forth our consolidated cash flows for the nine months ended September 30, 2009 and nine months ended September 30, 2010.

	Nine months ended September 30,
(in thousands)	2009	2010
Net cash provided by operating activities	$40,598	$49,511
Net cash used in investing activities	(41,887)	(40,606)
Net cash used in financing activities	(19,598)	(16,990)
Effect of exchange rates on cash	710	(9)
Net decrease in cash and cash equivalents during period	$(20,177)	$(8,094)

Net Cash Provided by Operating Activities.  Our primary sources of operating cash are receipts from our customers who are billed on a monthly basis for our services. Our primary uses of operating cash are payments made to our vendors and employees. Net cash provided by operating activities was $40.6 million for the nine months ended September 30, 2009 compared to net cash provided by operating activities of $49.5 million for the nine months ended September 30, 2010. The increase in cash provided by operating activities is due to an increase in our operating profit.

Net Cash Used In Investing Activities.  Net cash used in investing activities was $41.9 million for the nine months ended September 30, 2009 and $40.6 million for the nine months ended September 30, 2010.  Our primary use of investing cash for the nine months ended September 30, 2009 and nine months ended September 30, 2010 was $41.8 million and $41.0 million, respectively, for the purchases of property and equipment.

Net Cash Used In Financing Activities.  Net cash used in financing activities was $19.6 million for the nine months ended September 30, 2009 and $17.0 million for the nine months ended September 30, 2010.  Our primary uses of financing cash for the nine months ended September 30, 2009 were $19.2 million of principal payments under our capital lease obligations and $0.7 million for the purchases of shares of our common stock. Our primary use of financing cash for the nine months ended September 30, 2010 was $17.1 million of principal payments under our capital lease obligations.

Cash Position and Indebtedness

Our total indebtedness, net of discount, at September 30, 2010 was $181.2 million and our total cash and cash equivalents were $47.8 million. Our total indebtedness, net of discount, at September 30, 2010 includes $111.3 million of capital lease obligations for dark fiber primarily under 15-25 year indefeasible right of use lease agreements (“IRU’s”), of which approximately $6.7 million is considered a current liability.

Convertible Senior Notes

In June 2007, we issued 1.00% Convertible Senior Notes (the “Notes”) due June 15, 2027, for an aggregate principal amount of $200.0 million in a private offering for resale to qualified institutional buyers pursuant to  Rule 144A of the Securities Act. The Notes are unsecured and bear interest at 1.00% per annum. The Notes will rank equally with any future senior debt and senior to any future subordinated debt and will be effectively subordinated to all of our subsidiary’s existing and future liabilities and to any secured debt that we may issue to the extent of the value of the collateral. Interest is payable in cash semiannually in arrears on June 15 and December 15, of each year, beginning on December 15, 2007. We received proceeds of approximately $195.1 million after deducting the original issue discount of 2.25% and issuance costs.

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

Revolving line of credit

In October 2009, we entered into a $20.0 million revolving line of credit facility with a bank. There were no borrowings under the revolving facility and we have been in compliance with its covenants.  The facility expired on October 14, 2010.

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

Income taxes

We have recorded a valuation allowance for the substantial majority of our net deferred tax asset due to the uncertainty surrounding its realization. As of December 31, 2009, we had worldwide net operating loss carry-forwards of approximately $1.1 billion. This amount includes U.S. federal and state, Canadian and European net operating loss carry-forwards of approximately $400 million, $4 million and $680 million, respectively. Section 382 of the United States Internal Revenue Code potentially limits the utilization of net operating losses when ownership changes, as defined by that section, occur. We have performed an analysis of our Section 382 ownership changes and have determined that the utilization of certain of our net operating loss carryforwards in the United States may be limited. Any restricted amount includes the limitation on annual utilization related to the remaining $183 million of federal and state net operating loss carry-forwards of Allied Riser Communications Corporation acquired by us via a 2002 merger. The United States net operating loss carry-forwards will expire, if unused, between 2024 and 2030. The net operating loss carry-forwards related to our Canadian operations expire in 2027. The net operating loss carry-forwards related to our European operations include $527 million that do not expire and $153 million that expire between 2010 and 2016.

We are subject to income taxes in the United States and numerous foreign jurisdictions. Our effective income tax rate in the future could be adversely affected by a number of factors, including; changes in the mix of earnings in countries with differing statutory tax rates, changes in tax laws, the outcome of income tax audits in various jurisdictions around the world, and any repatriation of non-U.S. earnings for which we have not previously provided for U.S. taxes. We regularly assess all of these matters to determine the adequacy of our tax provision, which is subject to significant discretion.

Critical Accounting Policies and Significant Estimates

Management believes that as of September 30, 2010, there have been no material changes to our critical accounting policies and significant estimates from those listed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2009 except for our estimates related to our asset retirement obligations discussed in Note 2 to these interim condensed consolidated financial statements.

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

ITEM 3.                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

For quantitative and qualitative disclosures about market risk see Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” of our annual report on Form 10-K for the year ended December 31, 2009. Our exposures to market risk have not changed materially since December 31, 2009.  Based upon the quoted market price at September 30, 2010, the fair value of our Notes was approximately $74.8 million.

ITEM 4.                  CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by  Rule 13a-15(b) of the Exchange Act, an evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our management, including our principal executive officer and our principal financial officer, concluded that the design and operation of these disclosure controls and procedures were effective at the reasonable assurance level.

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

ITEM 5.                  OTHER INFORMATION

On November 3, 2010 the board of directors awarded to Thaddeus Weed, our Chief Financial Officer, 20,000 shares of restricted stock that will vest 25% on the first anniversary of the grant and quarterly thereafter in equal increments until fully vested on the fourth anniversary of the grant.  The award is subject to the provisions of the 2004 Incentive Award Plan and the provisions of the company’s standard restricted stock award agreement.  Simultaneously, the option to purchase 50,000 shares of the company’s stock granted to Mr. Weed on April 30, 2007 was cancelled.

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

Date: November 5, 2010	COGENT COMMUNICATIONS GROUP, INC.

	By:	/s/ David Schaeffer
Name: David Schaeffer
Title: Chairman of the Board and Chief Executive Officer

Date: November 5, 2010	By:	/s/ Thaddeus G. Weed
Name: Thaddeus G. Weed
Title: Chief Financial Officer (Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description
31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer (filed herewith)
32.2	Certification of Chief Financial Officer (filed herewith)