Form 10-K
period 2010-12-31
COGENT COMMUNICATIONS GROUP INC
filed 2011-02-28
CIK 1158324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2010
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The number of shares outstanding of the issuer's common stock, par value $0.001 per share, as of February 25, 2011 was 45,841,635.

         The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing price of $7.58 per share on June 30, 2010 as reported by the NASDAQ Global Select Market was approximately $327 million.

COGENT COMMUNICATIONS GROUP, INC.
FORM 10-K ANNUAL REPORT
FOR THE YEAR ENDED DECEMBER 31, 2010

i

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's definitive proxy statement for the registrant's 2011 annual shareholders meeting are incorporated by reference in Part III of this Form 10-K.

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

PART I

ITEM 1.    BUSINESS

Overview

        We are a leading facilities-based provider of low-cost, high-speed Internet access and Internet Protocol, or IP, communications services. Our network is specifically designed and optimized to transmit data using IP. We deliver our services primarily to small and medium-sized businesses, communications service providers and other bandwidth-intensive organizations through approximately 25,000 customer connections in North America and Europe.

        Our on-net service consists of high-speed Internet access and IP connectivity ranging from 0.5 Megabits per second to 10 Gigabits per second of bandwidth. We offer our on-net services to customers located in buildings that are physically connected to our network. Because of our integrated network architecture, we are not dependent on local telephone companies to serve these on-net customers. We provide on-net Internet access to net-centric and corporate customers. Our primary on-net service offered to our corporate customers is Internet access at a speed of 100 Megabits per second. Our corporate customers are located in multi-tenant office buildings and typically include law firms, financial services firms, advertising and marketing firms and other professional services businesses. Our on-net services offered to our net-centric customers include Internet access at speeds of ten Gigabits per second. Our net centric customers include certain bandwidth-intensive users such as universities, other Internet service providers, telephone companies, cable television companies and commercial content providers. These customers generally receive service in colocation facilities and in our data centers. For the years ended December 31, 2008, 2009 and 2010, our on-net customers generated 81.7%, 79.9% and 77.8%, respectively, of our total service revenue.

        Our off-net services are sold to businesses that are connected to our network primarily by means of "last mile" access service lines obtained from other carriers, primarily in the form of point-to-point TDM, POS, SDH and/or Carrier Ethernet circuits. For the years ended December 31, 2008, 2009 and 2010, our off-net customers generated 16.1%, 18.4%, and 21.0%, respectively, of our total service revenue.

        Our non-core services, which consist primarily of legacy services of companies whose assets or businesses we have acquired and continue to support but do not actively sell, primarily include dial-up Internet access services and voice services (only provided in Toronto, Canada). For the years ended December 31, 2008, 2009 and 2010, non-core services generated 2.2%, 1.7% and 1.2%, respectively, of our total service revenue.

        We also operate 41 data centers comprising over 369,000 square feet throughout North America and Europe that allow customers to co-locate their equipment and access our network.

Competitive Advantages

        We believe we address many of the IP data communications needs of small and medium-sized businesses, communications service providers and other bandwidth-intensive organizations by offering them high-quality Internet service at attractive prices.

        Low Cost of Operation.    We offer a streamlined set of products on an integrated network that operates on a single protocol. Our network design allows us to avoid many of the costs that our competitors incur associated with circuit-switched and TDM networks related to provisioning, monitoring and maintaining multiple transport protocols. We believe that our low cost of operation also gives us greater pricing flexibility and a significant advantage in a competitive environment characterized by falling Internet access prices. We believe our value proposition is equal or superior to our competitors' in all on-net multi-tenant office buildings and carrier neutral data centers in which we compete.

        Independent Network.    Our on-net service does not rely on infrastructure controlled by a third party carrier. In on-net multi-tenant office buildings we provide our customers the entire network, including the last mile and the in-building wiring to the customer's suite. In carrier neutral data centers we are colocated with our customers so only a connection within-the-data center is required to provide our services. This gives us more control over our service, quality and pricing. It also allows us to provision services more quickly and efficiently than provisioning services on a third party carrier network. We are typically able to activate service to our customers in one of our on-net buildings in approximately ten business days.

        High Quality, Reliable Service.    We are able to offer high-quality Internet service due to our network (created solely to transmit IP data) and our dedicated intra-city bandwidth for each customer. This design increases the speed and throughput of our network and reduces the number of data packets dropped during transmission compared to traditional circuit-switched networks. We believe that we deliver a high level of technical performance because our network is optimized for IP traffic. We believe that our network is more reliable and delivers IP traffic at lower cost than networks built as overlays to traditional circuit-switched networks.

        High Traffic Network Footprint.    We have strategically chosen locations, such as large multi-tenant office buildings in major cities and colocation facilities with high levels of Internet traffic, to maximize our revenue opportunities and expand our margins. Our network is connected to our on-net multi-tenant office buildings where we offer our services to a diverse set of high-quality, low churn customers within close physical proximity of each other. Our network is also directly connected to over 490 carrier neutral colocation and data centers where our net-centric customers directly interconnect with our network.

        Low Capital Cost to Grow Our Business.    We have a history of efficient network expansion and integration execution. We believe that we have incurred relatively lower costs in growing our business than our competitors because we use Internet routers without additional legacy equipment and have acquired optical fiber from the excess capacity in existing networks.

        Next Generation IP-Based Network.    We believe that there is a clear industry and market trend for legacy products (e.g., TDM voice, Private Line, Frame Relay, and ATM) to be replaced with IP-based services. Many of our competitors may need to migrate their existing customers and products to IP in the near future. Given our next generation IP network, we benefit from this trend. This migration can be costly, time consuming and risky. We do not face this challenge because our network and products are already IP-based. In addition, we believe there is a trend away from private networks to the use of the public Internet for communications services. Our focus has been and continues to be providing services that make use of the public Internet.

        Proven and Experienced Management Team.    Our senior management team is composed of seasoned executives with extensive expertise in the telecommunications industry as well as knowledge of the markets in which we operate. The members of our senior management team have an average of over 20 years of experience in the telecommunications industry and have been working together at Cogent for several years. Several members of the senior management team have been working together at Cogent since 2000. Our senior management team has designed and built our network and led the integration of our network assets, customers and service offerings we acquired through 13 significant acquisitions.

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

        Pursuing On-Net Customer Growth.    We intend to increase usage of our network and operational infrastructure by adding customers in our existing on-net buildings, as well as adding multi-tenant office buildings and carrier neutral data centers to our network. Our on-net service generates greater profit margins and more control over service levels, quality, pricing and faster provisioning of services than our off-net services. Our fiber network connects directly to on-net customers' premises and we pay no local access ("last mile") charges to other carriers. We are responding to this on-net revenue opportunity by increasing our sales and marketing efforts including increasing our number of sales representatives and implementing strategies to optimize sales productivity.

        Selectively Pursuing Acquisition Opportunities.    In addition to adding customers through our sales and marketing efforts, we will continue to seek out acquisition opportunities that increase our customer base, allowing us to take advantage of the unused capacity on our network and to add revenues with minimal incremental costs. Given our record of successful asset integration, we believe we can continue to successfully integrate new businesses as they are acquired. We may also make acquisitions of network assets at attractive prices.

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

        Our network serves over 160 metropolitan markets in North America and Europe and encompasses:

  •
  over 1,115 multi-tenant office buildings strategically located in commercial business districts;

  •
  over 490 carrier-neutral Internet aggregation facilities, data centers and single-tenant buildings;

  •
  over 390 intra-city networks consisting of over 15,500 fiber miles;

  •
  an inter-city network of more than 51,200 fiber route miles; and

  •
  multiple high-capacity transatlantic circuits that connect the North American and European portions of our network.

        We have created our network by acquiring optical fiber from carriers with large amounts of unused fiber and directly connecting Internet routers to our existing optical fiber national backbone. We have expanded our network through key acquisitions of financially distressed companies or their assets at a significant discount to their original cost. Due to our network design and acquisition strategy, we believe we are positioned to grow our revenue and increase our profitability with limited incremental capital expenditures.

Inter-city Networks

        Our inter-city network consists of optical fiber connecting major cities in North America and Europe. The North American and European portions of our network are connected by transatlantic circuits. Our network was built by acquiring from various owners of fiber optic networks the right to use typically two strands of optical fiber out of the multiple fibers owned by the carrier. We install the optical and electronic equipment necessary to amplify, regenerate, and route the optical signals along these networks. We have the right to use the optical fiber under long term agreements. We pay these providers fees for the maintenance of the optical fiber and provide our own equipment maintenance.

Intra-city Networks

        In each metropolitan area in which we provide our high-speed on-net Internet access services, our backbone network is connected to one or more routers that are connected to one or more of our metropolitan optical networks. We create our intra-city networks by obtaining the right to use optical fiber from carriers with optical fiber networks in those cities. These metropolitan networks consist of optical fiber that runs from the central router in a market into routers located in our on-net buildings. In most cases the metropolitan fiber runs in a ring architecture, which provides redundancy so that if the fiber is cut, data can still be transmitted to the central router by directing traffic in the opposite direction around the ring. The router in the building provides the connection to each of our on-net customers.

        Within the cities where we offer our off-net Internet access services, we lease circuits from telecommunications carriers, primarily local telephone companies, to provide the last mile connection to our customer's premises. Typically, these circuits are aggregated at various locations in those cities onto higher-capacity leased circuits that ultimately connect the local aggregation route to our network.

In-Building Networks

        In office buildings where we provide service to multiple tenants we connect our routers to a cable typically containing 12 to 288 optical fiber strands that run from our equipment in the basement of the building through the building riser to the customer location. Our service is initiated by connecting a fiber optic cable from our customer's local area network to the infrastructure in the building riser. Our customer then has dedicated and secure access to our network using an Ethernet connection. We believe that Ethernet is the lowest cost network connection technology and is used almost universally for the local area networks that businesses operate.

Internetworking

        The Internet is an aggregation of interconnected networks. We have settlement -free interconnections between our network and most major Internet Service Providers, or ISPs. We interconnect our network through public and private peering arrangements. Public peering is the means by which ISPs have traditionally connected to each other at central, public facilities. Larger ISPs also exchange traffic and interconnect their networks by means of direct private connections referred to as private peering.

        Peering agreements between ISPs are necessary in order for them to exchange traffic. Without peering agreements, each ISP would have to buy Internet access from every other ISP in order for its customer's traffic, such as email, to reach and be received from customers of other ISPs. We are considered a Tier 1 ISP and, as a result, we have settlement-free peering arrangements with other providers. This allows us to exchange traffic with those ISPs without payment by either party. In such arrangements, each party exchanging traffic bears its own cost of delivering traffic to the point at which it is handed off to the other party. We also engage in public peering arrangements in which each party also pays a fee to the owner of routing equipment that operates as the central exchange for all the participants. We do not treat our settlement-free peering arrangements as generating revenue or expense related to the traffic exchanged. However, we charge customers for transit services across our network. We directly connect with over 3,500 total networks.

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

Our Services

        We offer our high-speed Internet access and IP connectivity primarily to small and medium-sized businesses, communications providers and other bandwidth-intensive organizations located in North America and Europe.

        The table below shows our primary service offerings:

On-Net Services	Bandwidth (Mbps)
Fiber500	0.5
Two Meg	2.0
Fast Ethernet	100
Gigabit Ethernet	1,000
10 Gigabit Ethernet	10,000
Colocation with Internet Access	2 to 10,000
Point-to-Point	10 to 10,000

Off-Net Services	Bandwidth (Mbps)
T1 or E1	1.5 or 2.0
T3 or E3	45 or 34
Ethernet	10, 100 or 1,000

        We offer on-net services in over 160 metropolitan markets. We serve over 1,580 buildings of which more than 1,330 are located in North America with the remainder located in Europe. Our most popular on-net service in North America is our Fast Ethernet service, which provides Internet access at 100 megabits per second. We typically offer our Fast Ethernet (Internet access) service to our small and medium-sized business customers. We also offer Internet access services at higher speeds of up to ten Gigabits per second. These services are generally used by customers that have businesses, such as web hosting, that are Internet based and are generally delivered at data centers and carrier hotels. We believe that, on a per-Megabit basis, this service offering is one of the lowest priced in the marketplace. We also offer colocation services in 41 locations in North America and Europe. This service offers Internet access combined with rack space and power in a Cogent facility, allowing the customer to locate a server or other equipment at that location and connect to our Internet service. Our final on-net service offering is our "Point-to-Point" or "Layer 2" service. These point-to-point connections span North America and Europe and allow customers to connect geographically dispersed local area networks in a seamless manner. We offer lower prices for longer term and volume commitments. We emphasize the sale of our on-net services because we believe that we have a competitive advantage in providing these services and these services generate greater gross profit margins than our off-net services.

        We offer our off-net services to customers that are not located in our on-net buildings. These services are primarily provided in the metropolitan markets in North America and Europe in which we offer on-net services. These services are generally provided to small and medium-sized businesses in approximately 3,430 off-net buildings.

        We support certain non-core services that we assumed with certain of our acquisitions. These services primarily include dial-up Internet access services and voice services (only provided in Toronto, Canada). We expect that the revenue from our non-core services will decline. We do not actively sell these services and expect the growth of our Internet access services to compensate for this loss.

Sales and Marketing

        Sales.    We employ a direct sales and marketing approach including telesales. As of February 1, 2011, our sales force included 311 full-time employees. Approximately one-third of these employees are located in our call centers with the remaining two-thirds located in our sales offices. Our outside direct sales personnel work through direct face-to-face contact with potential customers in, or intending to locate in, our on-net buildings. Through agreements with building owners, we are able to initiate and maintain personal contact with our customers by staging various promotional and social events in our on-net buildings. Direct sales personnel are compensated with a base salary plus quota-based commissions and incentives. We use a customer relationship management system to efficiently track sales activity levels and sales productivity.

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

Competition

        We face competition from incumbent carriers, Internet service providers and facilities-based network operators, many of whom are much larger than us, have significantly greater financial resources, better-established brand names and large, existing installed customer bases in the markets in which we compete. We also face competition from other new entrants to the communications services market. Many of these companies offer products and services that are similar to our products and services. Unlike some of our competitors, we do not have title to most of the dark fiber that makes up our network. Our interests in that dark fiber are in the form of long-term leases under indefeasible rights of use or IRUs. We rely on the third-party maintenance of such dark fiber to provide our on-net services to customers. We are also dependent on third party providers, for the local loop facilities for the provision of connections to our off-net customers.

        We believe that competition is based on many factors, including price, transmission speed, ease of access and use, breadth of service availability, reliability of service, customer support and brand recognition. Because our fiber optic networks have been recently installed compared to those of the incumbent carriers, our state-of-the-art technology may provide us with cost, capacity, and service quality advantages over some existing incumbent carrier networks; however, our network may not support some of the services supported by these legacy networks, such as circuit-switched voice, ATM and frame relay. While the Internet access speeds offered by traditional ISPs serving multi-tenant office buildings typically do not match our on-net offerings, these slower services are usually priced lower than our offerings and thus provide competitive pressure on pricing, particularly for more price-sensitive customers. These and other downward pricing pressures particularly in carrier neutral data centers have diminished, and may further diminish, the competitive advantages that we have enjoyed as the result of our service pricing.

Regulation

        In the United States, the Federal Communications Commission (FCC) regulates common carriers' interstate services and the state public utilities commissions exercise jurisdiction over intrastate basic telecommunications services. Our Internet service offerings are not currently regulated by state public utility commissions. The FCC recently promulgated rules intended to regulate some aspects of the way traffic is handled by Internet service providers. We may become subject to additional regulation in the U.S. at the federal and state levels and in other countries. These regulations change from time to time in ways that are difficult for us to predict.

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

        Our European and Mexican subsidiaries operate in more highly regulated environments for the types of services they provide. In many such countries, a national license or a notice filed with a regulatory authority is required for the provision of data and Internet services. In addition, our subsidiaries operating in member countries of the European Union are subject to the directives and jurisdiction of the European Union. We believe that each of our subsidiaries has the necessary licenses to provide its services in the markets where it operates today. To the extent we expand our operations or service offerings into new markets, in particularly in non EU member countries, we may face new regulatory requirements.

        The laws related to Internet telecommunications are unsettled and there may be new legislation and court decisions that may affect our services and expose us to liabilities.

Employees

        As of February 1, 2011, we had 568 employees. A union represents twenty-three of our employees in France. We believe that we have a satisfactory relationship with our employees.

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

        We currently generate positive cash flow from our operations. We are not consistently cash flow positive overall and we have limited funds available to us. If we do not become consistently cash flow positive or if we acquire or invest in additional businesses, assets, services or technologies we may need to raise additional capital beyond that available from our operating cash flow. We may also face unforeseen capital requirements for new technology required to remain competitive or to comply with new regulatory requirements, for unforeseen maintenance of our network and facilities, and for other unanticipated expenses associated with running our business. In addition, if we do not retain existing customers or add new customers, our cash flow may be impaired and we may be required to raise additional funds through the issuance of debt or equity. We cannot assure you that we will have access to necessary capital, nor can we assure you that any such financing will be available on terms that are acceptable to our stockholders or us. If issuing equity securities raises additional funds, substantial dilution to existing stockholders may result.

We need to retain existing customers and continue to add new customers in order to become consistently profitable and cash flow positive.

        In order to become consistently profitable and consistently cash flow positive, we need to both retain existing customers and continue to add a large number of new customers. The precise number of additional customers required is dependent on a number of factors, including the turnover of existing customers, the pricing of our product offerings and the revenue mix among our customers. We may not succeed in adding customers if our sales and marketing plans are unsuccessful. In addition, many of our target customers are existing businesses that are already purchasing Internet access services from one or more providers, often under a contractual commitment. It has been our experience that such target customers are often reluctant to switch providers due to costs and effort associated with switching providers. Further, as some of our customers grow larger they may decide to build their own Internet networks. While no single customer accounted for more than 4.9% of our 2010 revenues, a migration of a few very large Internet users to their own networks or the loss or reduced purchases from several significant customers could impair our growth, cash flow and profitability.

Our growth and financial health are subject to a number of economic risks.

        Negative developments in the credit and financial markets in the United States and worldwide have resulted in extreme disruption, including, among other things, extreme volatility in security prices, including our own, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. While conditions in the capital and credit markets have improved, if the capital and credit markets continue to experience volatility and the availability of funds remains limited, it is possible that our ability to access the capital and credit markets for significant purchases or operations may be limited by these conditions or other factors at a time when we would like, or need, to do so. A prolonged downturn in the capital or credit markets may cause us to seek alternative sources of potentially less attractive financing. This could have an impact on our ability to react to changing economic and business conditions.

        The economic downturn has significantly affected the financial services industry, which includes many of our customers. In addition, the tightening of credit in financial markets potentially adversely affects the ability of certain of our customers to obtain financing for their operations, and could result in a decrease in sales to new customers or an increase in existing customers canceling our services as well as impact the ability of our customers to make payments, which would negatively impact our cash flow. We are unable to predict the likely duration and severity of any disruption in financial markets and adverse economic conditions in the U.S. and other countries.

Our business and operations are growing rapidly and we may not be able to efficiently manage our growth.

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

        We began to expand our network into Eastern Europe in 2007 and into Mexico in 2009. We have experienced difficulty in acquiring dark fiber and other difficulties in making our network operational in these markets. Our expansion may cost more than we have planned. We also may experience regulatory issues. Finally, we may be unsuccessful in selling our services in these markets. If we are not successful in developing our market presence in Eastern Europe and Mexico our operating results and growth could be adversely impacted.

We may experience delays and additional costs in expanding our on-net buildings.

        Currently, we plan on continuing to increase the number of our carrier-neutral facilities and multi-tenant office buildings that are connected to our network. We may be unsuccessful at identifying appropriate buildings or negotiating favorable terms for acquiring access to such buildings, and consequently, may experience difficulty in adding customers to our network and fully using our network's available capacity.

Our connections to the Internet require us to establish and maintain relationships with other providers, which we may not be able to maintain.

        The Internet is composed of various public and private network providers who operate their own networks that interconnect at public and private interconnection points. Our network is one such network. In order to obtain Internet connectivity for our network, we must establish and maintain relationships with other providers and incur the necessary capital costs to locate our equipment and connect our network at these various interconnection points.

        By entering into what are known as settlement-free peering arrangements, providers agree to exchange traffic between their respective networks without charging each other. Our ability to avoid the higher costs of acquiring paid dedicated network capacity and to maintain high network performance is dependent upon our ability to establish and maintain peering relationships. The terms and conditions of our peering relationships may also be subject to adverse changes, which we may not be able to control. For example, several network operators with large numbers of individual users are arguing that they should be able to charge or charge more to network operators and businesses that exchange traffic to those users. If we are not able to maintain or increase our peering relationships in all of our markets on favorable terms, we may not be able to provide our customers with high performance or affordable or reliable services, which could cause us to lose existing and potential customers, damage our reputation and have a material adverse effect on our business. We have in the past had disputes with other network providers that resulted in a temporary disruption of the exchange of traffic between our network and the network of the other carrier. We have resolved the majority of such disputes through negotiations. We continue to experience resistance from certain incumbent telephone companies, especially in Europe, to upgrade the settlement-free peering connections necessary to accommodate the growth of the traffic that we exchange with such carriers. We cannot assure you that we will be able to continue to establish and maintain relationships with providers or favorably resolve disputes with providers.

We may be required to censor content on the Internet, which we may find difficult to do and which may impact our ability to provide service in some countries as well as impact the growth of Internet usage, upon which we depend.

        Some governments attempt to limit access to certain content on the Internet. It is impossible for us (and other providers as far as we know) to filter all content that flows across the Internet connections we provide. For example, some content is encrypted when a secure web site is accessed. It is difficult to limit access to web sites that engage in practices that make it difficult to block them by blocking a fixed set of Internet addresses. Should a government require us to perform these types of blocking procedures we could experience difficulties ranging from incurring additional expenses to ceasing to provide service in that country. We could also be subject to penalties if we fail to implement the censorship.

We may not successfully make or integrate acquisitions or enter into strategic alliances.

        As part of our growth strategy, we intend to pursue selected acquisitions and strategic alliances. To date, we have completed 13 significant acquisitions. We compete with other companies for acquisition opportunities and we cannot assure you that we will be able to execute future acquisitions or strategic alliances on commercially reasonable terms, or at all. Even if we enter into these transactions, we may experience:

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

        In the past, our acquisitions have often included assets, service offerings and financial obligations that are not compatible with our core business strategy. We have expended management attention and other resources to the divestiture of assets, modification of products and systems as well as restructuring financial obligations of acquired operations. In most acquisitions, we have been successful in renegotiating the long-term agreements that we have acquired. If we are unable to satisfactorily renegotiate such agreements in the future or with respect to future acquisitions, we may be exposed to large claims for payment for services and facilities we do not need.

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

        Broadband connections provided by cable TV and telephone companies have become the predominant means by which consumers connect to the Internet. The providers of these broadband connections may treat Internet content delivered from different sources differently. The possibility of this has been characterized as an issue of "net neutrality." As many of our customers operate websites and services that deliver content to consumers our ability to sell our services would be negatively impacted if Internet content delivered by us was less easily received by consumers than Internet content delivered by others. The U.S. Federal Communications Commission ("FCC") has recently adopted rules addressing net neutrality that it deems necessary to ensure continuation of an "open" Internet. We cannot predict whether or how the FCC's new rules or subsequent additions or changes to those rules will affect our business and operations.

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

        Our operations outside the U.S. expose us to currency fluctuations and exchange rate risk. For example, while we record revenues and the financial results of our European operations in Euros, these results are reflected in our consolidated financial statements in U.S. dollars. Therefore, our reported results are exposed to fluctuations in the exchange rates between the U.S. dollar and the Euro. We fund certain of our cash flow requirements of our European, Canadian and Mexican operations in U.S. dollars. Accordingly, in the event that their currencies strengthen against the dollar to a greater extent than we anticipate, the cash flow requirements associated with these operations may be significantly greater in U.S.-dollar terms than planned.

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

        We rely on complex information systems to operate our network and support our other business functions. Our ability to track sales leads, close sales opportunities, provision services, bill our customers for those services and prepare our financial statements depends upon the effective integration of our various information systems. If our information systems, individually or collectively, fail or do not perform as expected, our ability to process and provision orders, to make timely payments to vendors, to ensure that we collect amounts owed to us and prepare our financial statements would be adversely affected. Such failures or delays could result in increased capital expenditures, customer and vendor dissatisfaction, loss of business or the inability to add new customers or additional services, and prepare accurate and timely financial statements all of which would adversely affect our business and results of operations.

We have historically incurred operating losses and these losses may continue for the foreseeable future.

        Since we initiated operations in 2000, we have generated operating losses and these losses may continue for the foreseeable future. In 2008 we had an operating loss of $22.2 million, in 2009 we had an operating loss of $3.8 million and in 2010 we had operating income of $15.2 million. As of December 31, 2010, we had an accumulated deficit of $332.0 million. Continued operating losses may prevent us from pursuing our strategies for growth or may require us to seek unplanned additional capital and could cause us to be unable to meet our debt service obligations, capital expenditure requirements or working capital needs.

The utilization of certain of our net operating loss carryforwards are limited and depending upon the amount of our taxable income we may be subject to paying income taxes earlier than planned.

        Due to the uncertainty surrounding the realization of our net deferred tax asset, we have recorded a valuation allowance for the substantial majority of our net deferred tax asset. As of December 31, 2010, we have combined net operating loss carry-forwards of approximately $1.1 billion. This amount includes federal and state net operating loss carry-forwards in the United States of approximately $376 million, and net operating loss carry-forwards of approximately $6.2 million, $0.8 million and $686.6 million related to our operations in Canada, Mexico and Europe, respectively. Section 382 of the Internal Revenue Code in the United States limits the utilization of net operating losses when ownership changes, as defined by that section, occur. We have performed an analysis of our Section 382 ownership changes and have determined that the utilization of certain of our net operating loss carryforwards in the United States may be limited.

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

        The carriers from whom we have obtained our inter-city and intra-city dark fiber maintain that dark fiber. We are contractually obligated under the agreements with these carriers to pay monthly maintenance fees, and if we are unable to continue to pay such monthly fees we would be in default under these agreements. If these carriers fail to maintain the fiber or disrupt our fiber connections due to our default or for other reasons, such as business disputes with us and governmental takings, our ability to provide service in the affected markets or parts of markets would be impaired unless we have or can obtain alternative fiber routes. The companies that maintain our inter-city dark fiber and many of the companies that maintain our intra-city dark fiber are also competitors of ours. Consequently, they may have incentives to act in ways unfavorable to us. While we have successfully mitigated the effects of prior service interruptions and business disputes in the past, we may incur significant delays and costs in restoring service to our customers in connection with future service interruptions, and as a result we may lose customers.

Our business depends on agreements with carrier neutral data center operators, which we could fail to obtain or maintain.

        Our business depends upon access to customers in carrier neutral data centers, which are facilities in which many large users of the Internet house the computer servers that deliver content and applications to users by means of the Internet and provide access to multiple Internet access networks. Most carrier neutral data centers allow any carrier to operate within the facility (for a standard fee). We expect to enter into additional agreements with carrier neutral data center operators as part of our growth plan. Current government regulations do not require carrier neutral data center operators to allow all carriers access on terms that are reasonable or nondiscriminatory. We have been successful in obtaining agreements with these operators in the past and have generally found that the operators want to have us located in their facilities because we offer low-cost, high capacity Internet service to their other customers. Any deterioration in our existing relationships with these operators could harm our sales and marketing efforts and could substantially reduce our potential customer base. Increasing concentration in this industry, such as the mergers between Switch & Data Facilities Company, Inc. and Equinix, Inc., and Verizon Communications, Inc. and Terremark Worldwide, Inc. could negatively impact us if any such combined entities decide to discontinue operation of their facilities in a carrier neutral fashion.

Our ability to serve customers in multi-tenant office buildings depends on license agreements with building owners and managers, which we could fail to obtain or maintain.

        Our on-net business depends upon our in-building networks. Our in-building networks depend on access agreements with building owners or managers allowing us to install our in-building networks and provide our services in these buildings. These agreements typically have terms of five to ten years, with one or more renewal options. Any deterioration in our existing relationships with building owners or managers could harm our sales and marketing efforts and could substantially reduce our potential customer base. We expect to enter into additional access agreements as part of our growth plan. Current federal and state regulations do not require building owners to make space available to us or to do so on terms that are reasonable or nondiscriminatory. While the FCC has adopted regulations that prohibit common carriers under its jurisdiction from entering into exclusive arrangements with owners of multi-tenant commercial office buildings, these regulations do not require building owners to offer us access to their buildings. Building owners or managers may decide not to permit us to install our networks in their buildings or they may elect not to renew or amend our access agreements. The initial term of most of our access agreements will conclude in the next several years. Most of these agreements have one or more automatic renewal periods and others may be renewed at the option of the landlord. While we have historically been successful in renewing these agreements and no single building access agreement is material to our success, the failure to obtain or maintain a number of these agreements would reduce our revenue, and we might not recover our costs of procuring building access and installing our in-building networks in those locations.

We may not be able to obtain or construct additional building laterals to connect new buildings to our network.

        In order to connect a new building to our network we need to obtain or construct a lateral from our metropolitan network to the building. We may not be able to obtain fiber in an existing lateral at an attractive price from a provider and may not be able to construct our own lateral due to the cost of construction or municipal regulatory restrictions. Failure to obtain fiber in an existing lateral or to construct a new lateral could keep us from adding new buildings to our network and negatively impact our growth opportunities.

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

        Furthermore, we cannot assure you that the steps taken by us to protect our intellectual property rights will be adequate to deter misappropriation of proprietary information or that we will be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights. We also are subject to the risk of litigation alleging infringement of third party intellectual property rights. Any such claims could require us to spend significant sums in litigation, pay damages, develop non-infringing intellectual property or acquire licenses to the intellectual property that is the subject of the alleged infringement.

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

        Our competitors may also introduce new technologies or services that could make our services less attractive to potential customers.

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

        Our network is part of the Internet which is a network of networks. Our network uses a collection of communications equipment, software, operating protocols and proprietary applications for the high-speed transportation of large quantities of data among multiple locations. Given the complexity of our network, it is possible that data will be lost or distorted. Delays in data delivery may cause significant losses to one or more customers using our network. Our network may also contain undetected design faults and software bugs that, despite our testing, may not be discovered in time to prevent harm to our network or to the data transmitted over it. The failure of any equipment or facility on our network could result in the interruption of customer service until we affect the necessary repairs or install replacement equipment. Network failures, delays and errors could also result from natural disasters, power losses, security breaches, computer viruses, denial of service attacks and other natural or man-made events. Our off-net services are dependent on the network facilities of other providers or on local telephone companies. Network failures, faults or errors could cause delays or service interruptions, expose us to customer liability or require expensive modifications that could have a material adverse effect on our business.

As an Internet access provider, we may incur liabilities for information disseminated through our network.

        The law relating to the liabilities of Internet access providers and on-line services companies for information carried on or disseminated through their networks is unsettled. As the law in this area develops and as we expand our international operations, the potential imposition of liabilities upon us for information carried on and disseminated through our network could require us to implement measures to reduce our exposure to such liabilities, which may require the expenditure of substantial resources or the discontinuation of certain products or service offerings. Any costs that are incurred as a result of such measures or the imposition of liabilities could harm our business.

The holders of our senior convertible notes have the right to convert their notes to common stock.

        The holders of our senior convertible notes are under certain circumstances able to convert their notes into common stock at a conversion price of $49.18 per share of common stock and to obtain additional shares of common stock. If our share price exceeds $49.18 and the conversion rights are exercised by the holders of the convertible notes the number of our shares of common stock outstanding will increase which could reduce further appreciation in our stock price and impact our per share earnings. Rather than issue the stock we are permitted to pay the cash equivalent in value to the stock to be issued. We might not have sufficient funds to do this or doing so might have other detrimental impacts on us.

Legislation and government regulation could adversely affect us.

        As an Internet service provider, we are not subject to substantial regulation by the FCC or the state public utilities commissions in the United States. However, the FCC has recently promulgated limited rules applicable to Internet service providers. Internet service is also subject to minimal regulation in Western Europe and in Canada. In Eastern Europe and Mexico the regulation is greater, though not as extensive as the regulation for providers of voice services. If we decide to offer traditional voice services or otherwise expand our service offerings to include services that would cause us to be deemed a common carrier, we will become subject to additional regulation. Additionally, if we offer voice service using IP (voice over IP) or offer certain other types of data services using IP we may become subject to additional regulation. This regulation could impact our business because of the costs and time required to obtain necessary authorizations, the additional taxes that we may become subject to or may have to collect from our customers, and the additional administrative costs of providing these services, and other costs. Even if we do not decide to offer additional services, governmental authorities may decide to impose additional regulation and taxes upon providers of Internet service. All of these could inhibit our ability to remain a low cost carrier and could have a material adverse effect on our business, financial condition or results of operations.

        Much of the law related to the liability of Internet service providers remains unsettled. For example, many jurisdictions have adopted laws related to unsolicited commercial email or "spam" in the last several years. Some jurisdictions have laws, regulations, or court decisions that impose obligations upon Internet access providers to restrict access to certain content. Other legal issues, such as the sharing of copyrighted information, transborder data flow, universal service, and liability for software viruses could become subjects of additional legislation and legal development. We cannot predict the impact of these changes on us. Regulatory changes could have a material adverse effect on our business, financial condition or results of operations.

Terrorist activity throughout the world, military action to counter terrorism and natural disasters could adversely impact our business.

        The September 11, 2001 terrorist attacks in the United States and the continued threat of terrorist activity and other acts of war or hostility have had, and may continue to have, an adverse effect on business, financial and general economic conditions internationally. Effects from these events and any future terrorist activity, including cyber terrorism, may, in turn, increase our costs due to the need to provide enhanced security, which would adversely affect our business and results of operations. These circumstances may also damage or destroy the Internet infrastructure and may adversely affect our ability to attract and retain customers, our ability to raise capital and the operation and maintenance of our network access points. We are particularly vulnerable to acts of terrorism because our largest customer concentration is located in New York, our headquarters is in Washington, D.C., and we have significant operations in Paris, Madrid and London, cities that have historically been targets for terrorist attacks. We are also susceptible to other catastrophic events such as major natural disasters, extreme weather, fire or similar events that could affect our headquarters, other offices, our network, infrastructure or equipment, which could adversely affect our business.

If we do not comply with the U.S. Foreign Corrupt Practices Act, we may become subject to monetary or criminal penalties.

        The U.S. Foreign Corrupt Practices Act generally prohibits companies and their intermediaries from bribing foreign officials for the purpose of obtaining or keeping business. We currently take precautions to comply with this law. However, these precautions may not protect us against liability, particularly as a result of actions that may be taken in the future by agents and other intermediaries through whom we have exposure under the Foreign Corrupt Practices Act even though we may have limited or no ability to control such persons. Our competitors include foreign entities that are not subject to the Foreign Corrupt Practices Act, and hence we may be at a competitive disadvantage.

Risk Factors Related to Our Indebtedness

We have substantial debt which we may not be able to repay when due.

        Our total indebtedness, net of discount, at December 31, 2010 was $182.9 million. As of December 31, 2010, we have $92.0 million of face value of senior convertible notes outstanding. The holders of the notes have the right to compel us to repurchase for cash on June 15, 2014, June 15, 2017 and June 15, 2022, all or some of their notes. They also have the right to be paid the principal upon default and upon certain designated events, such as certain changes of control. We may not have sufficient funds to pay the principal at the time we are obligated to do so, which could result in bankruptcy, or we may only be able to raise the necessary funds on unfavorable terms.

        Our total indebtedness at December 31, 2010 includes $111.7 million of capital lease obligations for dark fiber primarily under 15 - 20 year IRUs. The amount of our IRU capital lease obligations may be impacted due to our expansion activities and fluctuations in foreign currency rates.

        In January 2011 we issued $175.0 million in senior secured notes due that are due in 2018. We cannot guarantee that we will have sufficient funds available to repay the interest on these notes and the principal when the notes mature.

Our substantial level of indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under our notes and our other indebtedness.

        We have substantial indebtedness. Our substantial debt may have important consequences. For instance, it could:

  •
  make it more difficult for us to satisfy our financial obligations, including those relating to our debt;

  •
  require us to dedicate a substantial portion of any cash flow from operations to the payment of interest and principal due under our debt, which will reduce funds available for other business purposes, including the growth of our operations, capital expenditures and acquisitions;

  •
  place us at a competitive disadvantage compared with some of our competitors that may have less debt and better access to capital resources; and

  •
  limit our ability to obtain additional financing required to fund working capital and capital expenditures, for strategic acquisitions and for other general corporate purposes.

        Our ability to satisfy our obligations and to reduce our total debt depends on our future operating performance and on economic, financial, competitive and other factors, many of which are beyond our control. Our business may not generate sufficient cash flow, and future financings may not be available to provide sufficient net proceeds, to meet these obligations or to successfully execute our business strategy.

Despite our leverage we may still be able to incur more debt. This could further exacerbate the risks that we and our subsidiaries face.

        We and our subsidiaries may incur additional indebtedness, including additional secured indebtedness, in the future. The terms of our debt indentures restrict, but do not completely prohibit, us from doing so. In addition, the indentures allow us to issue additional notes and other indebtedness secured by the collateral under certain circumstances. Moreover, we are not prevented from incurring other liabilities that do not constitute indebtedness, including additional capital lease obligations in the form of IRUs. These liabilities may represent claims that are effectively prior to the claims of our note holders. If new debt or other liabilities are added to our debt levels the related risks that we and our subsidiaries now face could intensify.

The agreements governing our various debt obligations impose restrictions on our business and could adversely affect our ability to undertake certain corporate actions.

        The agreements governing our various debt obligations, include covenants imposing significant restrictions on our business. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. These covenants place restrictions on our ability to, among other things:

  •
  incur additional debt;

  •
  create liens;

  •
  make certain investments;

  •
  enter into certain transactions with affiliates;

  •
  declare or pay dividends, redeem stock or make other distributions to stockholders; and

  •
  consolidate, merge or transfer or sell all or substantially all of our assets.

        Our ability to comply with these agreements may be affected by events beyond our control, including prevailing economic, financial and industry conditions. These covenants could have an adverse effect on our business by limiting our ability to take advantage of financing, merger and acquisition or other corporate opportunities. The breach of any of these covenants or restrictions could result in a default under the agreements governing our debt obligations.

To service our indebtedness, we will require a significant amount of cash. However, our ability to generate cash depends on many factors beyond our control.

        Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future, which, in turn, is subject to general economic, financial, competitive, regulatory and other factors, many of which are beyond our control.

        Our business may not generate sufficient cash flow from operations and we may not have available to us future borrowings in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. In these circumstances, we may need to refinance all or a portion of our indebtedness on or before maturity. We may not be able to refinance any of our indebtedness on commercially reasonable terms or at all. Without this financing, we could be forced to sell assets or secure additional financing to make up for any shortfall in our payment obligations under unfavorable circumstances. However, we may not be able to secure additional financing on terms favorable to us or at all and, in addition, the terms of the indentures governing our notes limit our ability to sell assets and also restrict the use of proceeds from such a sale. We may not be able to sell assets quickly enough or for sufficient amounts to enable us to meet our obligations, including our obligations under our notes.

ITEM 2.    DESCRIPTION OF PROPERTIES

        We lease and own space for offices, data centers, colocation facilities, and points-of-presence.

        Our headquarters facility consists of approximately 15,370 square feet located in Washington, D.C. The lease for our headquarters is with an entity controlled by our Chief Executive Officer. The lease expires on August 31, 2012.

        We also lease a total of approximately 500,000 square feet of space in 81 locations to house our colocation facilities, corporate headquarters, regional offices and operations centers. The remaining term of these leases ranges from 3 months to 10 years with, in many cases, options to renew.

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

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our sole class of common equity is our common stock, par value $0.001, which is currently traded on the NASDAQ Global Select Market under the symbol "CCOI." Prior to March 6, 2006, our common stock traded on the American Stock Exchange under the symbol "COI." Prior to February 5, 2002, no established public trading market for our common stock existed.

        As of February 25, 2011, there were approximately 204 holders of record of shares of our common stock holding 45,899,904 shares of our common stock.

        The table below shows, for the quarters indicated, the reported high and low trading prices of our common stock.

	High	Low
Calendar Year 2009
First Quarter	$8.00	$5.38
Second Quarter	8.99	5.91
Third Quarter	12.67	7.51
Fourth Quarter	12.78	7.84
Calendar Year 2010
First Quarter	$11.90	$9.85
Second Quarter	10.48	7.58
Third Quarter	9.47	7.03
Fourth Quarter	14.29	9.33

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

Performance Graph

        In connection with our merger with Allied Riser Communications Corporation, in February 2002 we began trading shares of our common stock on the American Stock Exchange. On March 6, 2006, our shares of common stock began trading on the NASDAQ National Market. Our common stock currently trades on the NASDAQ Global Select Market. The chart below compares the relative changes in the cumulative total return of our common stock for the period December 31, 2005—December 31, 2010, against the cumulative total return for the same period of the (1) The Standard & Poor's 500 (S&P 500) Index and (2) an industry peer group consisting of Savvis Communications Corporation (NASDAQ: SVVS); Internap Network Services Corporation (NASDAQ: INAP); and TW Telecom Inc. (NASDAQ: TWTC). The comparison assumes $100 was invested on December 31, 2005 in our common stock, the S&P 500 Index and the industry peer group, with dividends, if any, reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Cogent Communications Group, the S&P 500 Index and a Peer Group

*
$100 invested on 12/31/05 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Please note Time Warner Telecom Inc. changed its name to TW Telecom Inc.

Copyright © 2011 S&P, a division of The McGraw-Hill Companies, Inc. All rights reserved.

	12/05	12/06	12/07	12/08	12/09	12/10
Cogent Communications Group	$100.00	$295.45	$431.88	$118.94	$179.60	$257.56
S&P 500	100.00	115.80	122.16	76.96	97.33	111.99
Peer Group	100.00	271.00	232.77	82.77	166.97	198.76

*
$100 invested on 12/31/05 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

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

	Years Ended December 31,
	2006	2007	2008	2009	2010
	(dollars in thousands)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Service revenue	$149,071	$185,663	$215,489	$235,807	$263,416
Operating expenses:
Network operations	80,106	87,548	92,727	102,603	118,653
Equity-based compensation expense—network operations	315	208	328	172	370
Selling, general, and administrative	46,593	52,011	62,917	68,470	65,793
Equity-based compensation expense—SG&A	10,194	10,176	17,548	8,435	6,267
Asset impairments	—	—	1,592	—	594
Depreciation and amortization	58,414	65,638	62,589	59,913	56,524

Total operating expenses	195,622	215,581	237,701	239,593	248,201

Operating (loss) income	(46,551)	(29,918)	(22,212)	(3,786)	15,215
Gains—purchases of senior convertible notes	—	—	23,075	—	—
Gains—lease obligation restructurings	255	2,110	—	—	—
Interest expense and other, net	(7,461)	(7,555)	(14,549)	(14,612)	(15,723)

Loss before income taxes	(53,757)	(35,363)	(13,686)	(18,398)	(508)
Income tax (provision) benefit	—	—	(1,536)	1,247	1,177

Net (loss) income	$(53,757)	$(35,363)	$(15,222)	$(17,151)	$669

Net (loss) income per common share—basic	$(1.16)	$(0.74)	$(0.34)	$(0.39)	$0.01

Weighted-average common shares—basic	46,343,372	47,800,159	44,563,727	44,028,736	44,633,878

Net (loss) income per common share—diluted	$(1.16)	$(0.74)	$(0.34)	$(0.39)	$0.01

Weighted-average common shares—diluted	46,343,372	47,800,159	44,563,727	44,028,736	44,790,753

CONSOLIDATED BALANCE SHEET DATA (AT PERIOD END):
Cash and cash equivalents	$42,642	$177,021	$71,291	$55,929	$56,283
Total assets	336,876	455,196	347,793	354,995	376,103
Long-term debt (including capital leases and current portion) (net of unamortized discount of $1,213, $74,857, $30,253, $25,708 and $20,758 respectively)	97,024	217,717	165,918	175,934	182,925
Stockholders' equity	215,632	209,425	150,950	144,484	151,801
OTHER OPERATING DATA:
Net cash provided by operating activities	5,285	48,630	54,336	56,944	71,477
Net cash used in investing activities	(19,478)	(30,864)	(32,539)	(49,353)	(52,227)
Net cash provided by (used in) financing activities	27,045	116,305	(125,638)	(23,540)	(18,874)

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        You should read the following discussion and analysis together with "Selected Consolidated Financial Data" and our consolidated financial statements and related notes included in this report. The discussion in this report contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this report should be read as applying to all related forward-looking statements wherever they appear in this report. Factors that could cause or contribute to these differences include those discussed in "Risk Factors," as well as those discussed elsewhere. You should read "Risk Factors" and "Special Note Regarding Forward-Looking Statements." Our actual results could differ materially from those discussed here. Factors that could cause or contribute to these differences include, but are not limited to:

        Future economic instability in the global economy, which could affect spending on Internet services; the impact of changing foreign exchange rates (in particular the Euro-USD and Canadian—USD exchange rates) on the translation of our non-USD denominated revenues, expenses, assets and liabilities; legal and operational difficulties in new markets; the imposition of a requirement that we contribute to the Universal Service Fund; changes in government policy and/or regulation, including net neutrality rules issued by the United States Federal Communications Commission and in the area of data protection; increasing competition leading to lower prices for our services; our ability to attract new customers and to increase and maintain the volume of traffic on our network; the ability to maintain our Internet peering arrangements on favorable terms; our reliance on a network equipment vendor, and the potential for hardware or software problems associated with such network equipment; the dependence of our network on the quality and dependability of third-party fiber providers; our ability to retain certain customers that comprise a significant portion of our revenue base; the management of network failures and/or disruptions; and outcomes in litigation as well as other risks discussed from time to time in our filings with the Securities and Exchange Commission, including, without limitation, this annual report on Form 10-K for the fiscal year ended December 31, 2010.

General Overview

        We are a leading facilities-based provider of low-cost, high-speed Internet access and IP communications services. Our network is specifically designed and optimized to transmit data using IP. IP networks are significantly less expensive to operate and are able to achieve higher performance levels than the traditional circuit-switched networks used by many of our competitors when providing Internet access services, thus, we believe, giving us cost and performance advantages. We deliver our services to small and medium-sized businesses, communications service providers and other bandwidth-intensive organizations through approximately 25,000 customer connections in North America and Europe.

        Our on-net service consists of high-speed Internet access and IP connectivity ranging from 0.5 Megabits per second to 10 Gigabits per second of bandwidth. We offer our on-net services to customers located in buildings that are physically connected to our network. We provide on-net Internet access to net-centric and corporate customers. Our net centric customers include certain bandwidth-intensive users such as universities, other Internet service providers, telephone companies, cable television companies and commercial content providers. These customers generally receive service in colocation facilities and in our data centers. Our corporate customers are located in multi-tenant office buildings and typically include law firms, financial services firms, advertising and marketing firms and other professional services businesses.

        Our off-net services are sold to businesses that are connected to our network primarily by means of "last mile" access service lines obtained from other carriers, primarily in the form of point-to-point TDM, POS, SDH and/or Carrier Ethernet circuits. Our non-core services, which consist primarily of legacy services of companies whose assets or businesses we have acquired, primarily include dial-up Internet access services and voice services (only provided in Toronto, Canada). We do not actively market these non-core services and expect the service revenue associated with them to continue to decline.

        Our network is comprised of in-building riser facilities, metropolitan optical fiber networks, metropolitan traffic aggregation points and inter-city transport facilities. Our network is physically connected entirely through our facilities to 1,579 buildings in which we provide our on-net services, including 1,116 multi-tenant office buildings. We also provide on-net services in carrier-neutral colocation facilities, Cogent controlled data centers and single-tenant office buildings. Because of our integrated network architecture, we are not dependent on local telephone companies to serve our on-net customers. We emphasize the sale of our on-net services because we believe we have a competitive advantage in providing these services and these services generate gross profit margins that are greater than the gross profit margins on our off-net and non-core services.

        We also provide Internet connectivity to customers that are not located in buildings directly connected to our network. We serve these off-net customers using other carriers' facilities to provide the "last mile" (local loop) portion of the link from our customers' premises to our network. We also provide certain non-core services which are legacy services which we acquired and continue to support but do not actively sell.

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

        We are expanding our network to locations that we believe can be economically integrated and represent significant concentrations of Internet traffic. One of our keys to developing a profitable business will be to carefully match the cost of extending our network to reach new customers with the revenue expected to be generated by those customers.

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

        Due to our strategic acquisitions of network assets and equipment, we believe we are well positioned to grow our revenue base. We continue to purchase and deploy network equipment to parts of our network to maximize the utilization of our assets and to expand our network. Our future capital expenditures will be based primarily on the expansion of our network, the addition of on-net buildings and the concentration and growth of our customer base. We plan to continue to expand our network and to increase the number of on-net buildings we serve. Many factors can affect our ability to add buildings to our network. These factors include the willingness of building owners to grant us access rights, the availability of optical fiber networks to serve those buildings, and equipment availability.

Results of Operations

Year Ended December 31, 2009 Compared to the Year Ended December 31, 2010

        Our management reviews and analyzes several key financial measures in order to manage our business and assess the quality of and potential variability of our service revenues and cash flows. The following summary table presents a comparison of our results of operations for the years ended December 31, 2009 and 2010 with respect to certain key financial measures. The comparisons illustrated in the table are discussed in greater detail below.

	Year Ended December 31,
			Percent Change
	2009	2010
	(in thousands)
Service revenue	$235,807	$263,416	11.7%
On-net revenues	188,463	205,004	8.8%
Off-net revenues	43,347	55,294	27.6%
Non-core revenues	3,997	3,118	(22.0)%
Network operations expenses(1)	102,603	118,653	15.6%
Selling, general, and administrative expenses(2)	68,470	65,793	(3.9)%
Equity-based compensation expense	8,607	6,637	(22.9)%
Asset impairment	—	594	100.0%
Depreciation and amortization expenses	59,913	56,524	(5.7)%
Income tax provision (benefit)	(1,247)	(1,177)	(5.6)%

(1)
Excludes equity-based compensation expense of $172 and $370 in the years ended December 31, 2009 and 2010, respectively, which, if included would have resulted in a period-to-period change of 15.8%.

(2)
Excludes equity-based compensation expense of $8,435 and $6,267 in the years ended December 31, 2009 and 2010, respectively, which, if included would have resulted in a period-to-period change of (6.3)%.

        Service Revenue.    Our service revenue increased 11.7% from $235.8 million for the year ended December 31, 2009 to $263.4 million for the year ended December 31, 2010. The impact of exchange rates negatively impacted the increase in revenues by approximately $1.2 million. All foreign currency comparisons herein reflect results for the year ended December 31, 2010 translated at the average foreign currency exchange rates for the year ended December 31, 2009. For the years ended December 31, 2009 and 2010, on-net, off-net and non-core revenues represented 79.9%, 18.4% and 1.7% and 77.8%, 21.0% and 1.2% of our net service revenues, respectively.

        Revenues from our corporate and net centric customers represented 47.3% and 52.7% of our service revenue, respectively, for the year ended December 31, 2009, and represented 49.4% and 50.6% of our service revenue, respectively, for the year ended December 31, 2010. Revenues from corporate customers increased 16.5% from $111.6 million for the year ended December 31, 2009 to $130.1 million for the year ended December 31, 2010. Revenues from our net-centric customers increased 7.4% from $124.2 million for the year ended December 31, 2009 to $133.3 million for the year ended December 31, 2010. The difference in the increase percentages in net centric revenues as compared to the increase in corporate revenues is primarily attributed to a decline in the average revenue per net centric customer connection from discounting and from the impact of exchange rates (almost all of our European revenues are from net centric customers).

        Our on-net revenues increased 8.8% from $188.5 million for the year ended December 31, 2009 to $205.0 million for the year ended December 31, 2010. Our on-net revenues increased as we increased the number of our on-net customer connections by 21.4% from approximately 17,200 at December 31, 2009 to approximately 20,900 at December 31, 2010. On-net customer connections increased at a greater rate than on-net revenues due to a decline in the average revenue per on-net customer connection—primarily from our net centric customers. This decline is partly attributed to a shift in the customer connection mix and due to volume and term based pricing discounts. Additionally, on-net customers who cancel their service from our installed base of customers, in general, have greater average revenue per connection than new customers. These trends and the impact of foreign exchange rates resulted in a reduction to our average revenue per on-net connection.

        Our off-net revenues increased 27.6% from $43.3 million for the year ended December 31, 2009 to $55.3 million for the year ended December 31, 2010. Our off-net customer connections increased 9.0% from approximately 3,200 at December 31, 2009 to approximately 3,500 at December 31, 2010. Off-net revenues increased at a greater rate than off-net customer connections due to an increase in the average revenue per off-net customer connection. Off-net customers who cancel their service, in general, have an average revenue per connection and per connection bandwidth speed that is less than the average revenue per connection for new off-net customers who generally purchase higher-bandwidth connections.

        Our non-core revenues decreased 22.0% from $4.0 million for the year ended December 31, 2009 to $3.1 million for the year ended December 31, 2010. The number of our non-core customer connections decreased 29.9% from approximately 900 at December 31, 2009 to approximately 650 at December 31, 2010. We do not actively market these acquired non-core services and expect that the service revenue associated with them will continue to decline.

        Network Operations Expenses.    Network operations expenses include costs associated with service delivery, network management, and customer support. This includes the costs of personnel and related operating expenses associated with these activities, network facilities costs, fiber and equipment maintenance fees, leased circuit costs, and access and facilities fees paid to building owners. Our network operations expenses, excluding equity-based compensation expense, increased 15.6% from $102.6 million for the year ended December 31, 2009 to $118.7 million for the year ended December 31, 2010. The impact of exchange rates resulted in a reduction of network operations expenses for the year ended December 31, 2010 of approximately $0.9 million. The increase in network operations expenses is primarily attributable to an increase in costs related to our network and facilities expansion activities including personnel and related operating expenses and an increase in our off-net revenues. When we provide off-net revenues we also assume the cost of the associated tail-circuits.

        Selling, General, and Administrative Expenses ("SG&A").    Our SG&A expenses, excluding equity-based compensation expense, decreased 3.9% from $68.5 million for the year ended December 31, 2009 to $65.8 million for the year ended December 31, 2010. SG&A expenses decreased primarily from a reduction in SG&A personnel costs, a reduction in bad debt expense and a reduction in certain non-income taxes related to our European operations. The impact of exchange rates resulted in a reduction of approximately $0.5 million in SG&A expenses.

        Equity-based Compensation Expense.    Equity-based compensation expense is related to restricted stock and stock options. Our equity-based compensation expense decreased 22.9% from $8.6 million for the year ended December 31, 2009 to $6.6 million for the year ended December 31, 2010. The decrease is primarily due to the completion of the service period in April 2009 of certain restricted stock grants made to our employees in April 2007 partly offset by the impact of grants of restricted shares to certain of our employees in the second quarter of 2010. In the second quarter of 2010, we granted approximately 0.9 million restricted shares to certain of our employees that will vest over a three year period. These restricted shares were valued at approximately $9.6 million and will be recognized as equity-based compensation expense on a straight line basis over the three year service period. In April 2010, we also granted an additional 0.2 million restricted shares that are subject to certain performance conditions based upon our operating metrics for 2010, 2011 and 2012. We recorded approximately $0.2 million of equity-based compensation expense related to the performance conditions for 2010 in the fourth quarter of 2010 since it was considered probable that the performance conditions would be met. These restricted shares were valued at approximately $0.5 million and will be recognized as equity-based compensation expense on a straight line basis over the requisite service period through April 15, 2011. The total equity based compensation expense for the performance shares related to 2011 (if the conditions are met) is approximately $0.9 million and will be recognized over the requisite service period of approximately one year.

        Asset Impairment.    In 2010, we recorded an impairment charge of $0.6 million related to certain property and equipment that were no longer in use. There were no such charges in 2009.

        Depreciation and Amortization Expenses.    Our depreciation and amortization expense decreased 5.7% from $59.9 million for the year ended December 31, 2009 to $56.5 million for the year ended December 31, 2010. The decrease is primarily due to the decline in depreciation expense from fully depreciated fixed assets and an adjustment to our asset retirement obligations, discussed below, more than offsetting depreciation expense associated with the increase related to newly deployed fixed assets. The impact of exchange rates resulted in a reduction of approximately $0.2 million in depreciation and amortization expenses.

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

        Income Tax Provision (Benefit).    The income tax benefit was $1.2 million for the year ended December 31, 2009 and $1.2 million for the year ended December 31, 2010. The net income tax benefit for the year ended December 31, 2009 includes income taxes for the United States of approximately $0.3 million for state income taxes (including approximately $0.1 million related to penalties and interest on an uncertain tax position) offset by a tax benefit of $1.5 million from the partial reduction of a valuation allowance on deferred tax assets related to our Canadian operations. The net income tax benefit for the year ended December 31, 2010 includes income taxes for the United States of approximately $0.7 million for state income taxes (including approximately $0.3 million related to uncertain tax positions), $0.1 million of income tax provision related to our European operations offset by a tax benefit of $1.5 million from the reduction of the remaining valuation allowance on net deferred tax assets related to our Canadian operations and $0.6 million related to a refund of federal alternative minimum taxes.

        Buildings On-net.    As of December 31, 2009 and 2010 we had a total of 1,451 and 1,579 on-net buildings connected to our network, respectively.

Year Ended December 31, 2008 Compared to the Year Ended December 31, 2009

        Our management reviews and analyzes several key financial measures in order to manage our business and assess the quality of and potential variability of our service revenues and cash flows. The following summary table presents a comparison of our results of operations for the years ended December 31, 2009 and 2010 with respect to certain key financial measures. The comparisons illustrated in the table are discussed in greater detail below.

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

        Equity-based Compensation Expense.    Equity-based compensation expense is related to restricted stock and stock options. Our total equity-based compensation expense decreased 51.9% from $17.9 million for the year ended December 31, 2008 to $8.6 million for the year ended December 31, 2009. Equity-based compensation expense decreased primarily due to the completion of the service period in April 2009 of certain restricted stock grants made in April 2007 and $1.2 million of equity-based compensation expense related to share grants made to our board of directors in January 2008. There were no such grants to our board of directors in 2009.

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

Cash Flows

        The following table sets forth our consolidated cash flows for the years ended December 31, 2008, 2009, and 2010.

	Year Ended December 31,
	2008	2009	2010
	(in thousands)
Net cash provided by operating activities	$54,336	$56,944	$71,477
Net cash used in investing activities	(32,539)	(49,353)	(52,227)
Net cash used in financing activities	(125,638)	(23,540)	(18,874)
Effect of exchange rates on cash	(1,889)	587	(22)

Net (decrease) increase in cash and cash equivalents during period	$(105,730)	$(15,362)	$354

        Net Cash Provided By Operating Activities.    Our primary sources of operating cash are receipts from our customers who are billed on a monthly basis for our services. Our primary uses of operating cash are payments made to our vendors, employees and interest payments made to our capital lease vendors and our note holders. Net cash provided by operating activities was $54.3 million for the year ended December 31, 2008 compared to net cash provided by operating activities of $56.9 million for the year ended December 31, 2009. The increase in cash provided by operating activities is due to an increase in our operating profit partly offset by changes in operating assets and liabilities. Net cash provided by operating activities was $56.9 million for the year ended December 31, 2009 compared to net cash provided by operating activities of $71.5 million for the year ended December 31, 2010. The increase in cash provided by operating activities is due to an increase in our operating profit and an increase in changes in operating assets and liabilities.

        Net Cash Used In Investing Activities.    Net cash used in investing activities was $32.5 million for the year ended December 31, 2008, $49.4 million for the year ended December 31, 2009 and $52.2 million for the year ended December 31, 2010. Our primary use of investing cash during 2008 was $33.5 million for the purchases of property and equipment. Our primary sources of investing cash in 2008 were $0.7 million from the proceeds of the maturities of short-term investments and $0.2 million from the proceeds of the sales of assets. Our primary use of investing cash during 2009 was $49.5 million for the purchases of property and equipment. Our primary sources of investing cash in 2009 was $0.3 million from the proceeds of the sales of assets. Our primary use of investing cash during 2010 was $52.8 million for the purchases of property and equipment. Our primary sources of investing cash in 2010 was $0.5 million from the proceeds of the sales of assets. The increases in purchases of property and equipment from the year ended December 31, 2008 to the year ended December 31, 2009 and from the year ended December 31, 2009 to the year ended December 31, 2010 were primarily due to our increase in our network expansion activities including geographic expansion and adding more buildings to our network.

        Net Cash Used In Financing Activities.    Financing activities used cash of $125.6 million for the year ended December 31, 2008, $23.5 million for the year ended December 31, 2009 and $18.9 million for the year ended December 31, 2010. Our primary use of financing cash for the year ended December 31, 2008 was $59.3 million for the purchase of shares of our common stock, $48.6 million for repurchases of our 1.00% convertible senior notes and $18.0 million of principal payments under our capital lease obligations. Our primary use of financing cash for the year ended December 31, 2009 was $23.2 million of principal payments under our capital lease obligations and $0.7 million for the purchases of shares of our common stock. Our primary source of financing cash for the year ended December 31, 2009 was $0.3 million of proceeds from the exercises of stock options. Our primary use of financing cash for the year ended December 31, 2010 was $19.1 million of principal payments under our capital lease obligations. Our primary source of financing cash for the year ended December 31, 2010 was $0.3 million of proceeds from the exercises of stock options. The increase in principal payments under our capital lease obligations from the year ended December 31, 2008 to the years ended December 31, 2009 and 2010 was primarily due to the increase in our network expansion activities.

Indebtedness

        Our total indebtedness, net of discount, at December 31, 2010 was $182.9 million and our total cash and cash equivalents were $56.3 million. Our total indebtedness at December 31, 2010 includes $111.7 million of capital lease obligations for dark fiber primarily under 15–25 year IRUs.

Convertible Senior Notes

        In June 2007, we issued our 1.00% convertible senior notes (the "Convertible Notes") due June 15, 2027, for an aggregate principal amount of $200.0 million in a private offering for resale to qualified institutional buyers pursuant to SEC Rule 144A. The Convertible Notes are unsecured and bear interest at 1.00% per annum. The Convertible Notes will rank equally with any future senior debt and senior to any future subordinated debt and will be effectively subordinated to all of our subsidiary's existing and future liabilities and to any secured debt that we may issue to the extent of the value of the collateral. Interest is payable in cash semiannually in arrears on June 15 and December 15, of each year, beginning on December 15, 2007. We received proceeds of approximately $195.1 million after deducting the original issue discount of 2.25% and issuance costs.

        In 2008, we purchased $108.0 million of face value of our Convertible Notes for $48.6 million in cash in a series of transactions. These transactions resulted in a gain of $23.1 million for the year ended December 31, 2008. After these transactions there is $92.0 million of face value of our Convertible Notes outstanding. We may purchase additional Convertible Notes.

        The Convertible Notes are convertible into shares of our common stock at an initial conversion price of $49.18 per share, or 20.3355 shares for each $1,000 principal amount of Convertible Notes, subject to adjustment for certain events as set forth in the indenture. Upon conversion of the Convertible Notes, we will have the right to deliver shares of our common stock, cash or a combination of cash and shares of our common stock. The Convertible Notes are convertible (i) during any fiscal quarter after the fiscal quarter ending September 30, 2007, if the closing sale price of our common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter exceeds 130% of the conversion price in effect on the last trading day of the immediately preceding fiscal quarter, or (ii) specified corporate transactions occur, or (iii) the trading price of the Convertible Notes falls below a certain threshold, or (iv) if we call the Convertible Notes for redemption, or (v) on or after April 15, 2027, until maturity. In addition, following specified corporate transactions, we will increase the conversion rate for holders who elect to convert Convertible Notes in connection with such corporate transactions, provided that in no event may the shares issued upon conversion, as a result of adjustment or otherwise, result in the issuance of more than 35.5872 common shares per $1,000 principal amount. The Convertible Notes include an "Irrevocable Election of Settlement" whereby we may choose, in our sole discretion, and without the consent of the holders of the Convertible Notes, to waive our right to settle the conversion feature in either cash or stock or in any combination, at our option.

        The Convertible Notes may be redeemed by us at any time after June 20, 2014 at a redemption price of 100% of the principal amount plus accrued interest. Holders of the Convertible Notes have the right to require us to repurchase for cash all or some of their Convertible Notes on June 15, 2014, 2017 and 2022 and upon the occurrence of certain designated events at a redemption price of 100% of the principal amount plus accrued interest.

Revolving Line of Credit

        In October 2009, we entered into a $20.0 million revolving line of credit facility with a commercial bank. The credit facility had a floating interest rate of one month LIBOR plus 2.5% per annum, subject to a minimum interest rate of 3.0% and had a commitment fee of 0.3% per annum. There were no borrowings under the revolving facility and we were in compliance with its covenants. The facility expired on October 14, 2010.

Senior Secured Notes

        In January 2011, we issued our 8.375% Senior Secured Notes (the "Senior Notes") due February 15, 2018, for an aggregate principal amount of $175.0 million in a private offering for resale to qualified institutional buyers pursuant to SEC Rule 144A. The Senior Notes are secured and bear interest at 8.375% per annum. Interest is payable in cash semiannually in arrears on February 15 and August 15, of each year, beginning on August 15, 2011. We received net proceeds of approximately

$170.5 million after deducting $4.5 million of issuance costs. We intend to use the net proceeds from the Senior Notes for general corporate purposes and/or repurchases of our common stock or our Convertible Notes or a special dividend to our stockholders.

        The Senior Notes are fully guaranteed on a senior secured basis, jointly and severally, by each of our existing domestic and future material domestic subsidiaries, subject to certain exceptions and permitted liens. Under certain circumstances, subsidiaries may be released from these guarantees without the consent of the holders of the Senior Notes. The Senior Notes and the guarantees are secured by (i) first priority liens on substantially all of our and our guarantors' assets, (ii) all of the equity interests in any of our domestic subsidiaries and (iii) 65% of the equity interests of our first-tier foreign subsidiaries held by us and our guarantors. The Senior Notes and the guarantees represent our and the guarantors' senior secured obligations and effectively rank equally and ratably with all of our and the guarantors' existing and future first lien obligations, to the extent of the value of the collateral securing such indebtedness, subject to permitted liens; are structurally subordinated to any existing and future indebtedness and liabilities of non-guarantor subsidiaries and rank equally in right of payment with all of our and the guarantors' existing and future senior indebtedness.

        The Senior Notes may be redeemed, in whole or in part, at any time prior to February 15, 2015 at a price equal to 100% of the principal amount plus a "make-whole" premium, plus accrued and unpaid interest, if any, to the date of redemption. The Senior Notes are redeemable, in whole or in part, at any time on or after February 15, 2015 at the applicable redemption prices specified under the indenture governing the Senior Notes plus accrued and unpaid interest, if any, to the date of redemption. In addition, we may redeem up to 35% of the Senior Notes before February 15, 2014 with the net cash proceeds from certain equity offerings. If we experience specific kinds of changes of control, we must offer to repurchase all of the Senior Notes at a purchase price of 101% of their principal amount, plus accrued and unpaid interest, if any, to the repurchase date.

        The indenture governing the Senior Notes, among other things, limits our ability and our guarantors' ability to incur indebtedness; to pay dividends or make other distributions; to make certain investments and other restricted payments; to create liens; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; to incur restrictions on the ability of a subsidiary to pay dividends or make other payments; and to enter into certain transactions with our affiliates.

Common Stock Buyback Program

        In June 2007 we used approximately $50.1 million of the net proceeds from our issuance of our Convertible Notes to repurchase approximately 1.8 million shares of our common stock. In August 2007, our board of directors approved a $50.0 million common stock buyback program. In June 2008, our board of directors approved an additional $50.0 million of purchases of our common stock under the buyback program to occur prior to December 31, 2009. In the years ended December 31, 2007, 2008 and 2009, we purchased approximately 2.2 million, 4.4 million and 0.1 million shares of our common stock, respectively, for approximately $59.9 million, $59.3 million and $0.7 million, respectively. All purchased common shares were subsequently retired. There were no purchases of common stock in the year ended December 31, 2010.

Contractual Obligations and Commitments

        The following table summarizes our contractual cash obligations and other commercial commitments as of December 31, 2010 and including our Senior Notes that were issued in January 2011.

	Payments due by period
	Total	Less than 1 year	1–3 years	3–5 years	After 5 years
	(in thousands)
Long term debt(1)	$95,197	$920	$1,840	$92,437	$—
Senior Notes(2)	278,449	8,183	29,313	21,984	218,969
Capital lease obligations	213,462	18,421	33,334	32,229	129,478
Operating leases(3)	261,476	43,926	58,934	42,388	116,228
Unconditional purchase obligations(4)	72,956	19,506	5,960	5,960	41,530

Total contractual cash obligations	$921,540	$90,956	$129,381	$194,998	$506,205

(1)
The Convertible Notes are assumed to be outstanding until June 15, 2014 which is the earliest put date and these amounts include interest and principal payment obligations on the Convertible Notes.

(2)
The $175.0 million Senior Notes were issued in January 2011 and these amounts include interest and principal payment obligations through the maturity date of February 15, 2018.

(3)
These amounts include operating lease, maintenance, building access and tenant license agreement obligations.

(4)
As of December 31, 2010, we had committed to additional dark fiber IRU lease agreements totaling approximately $62.6 million in future payments for fiber lease and maintenance services. These amounts are included in unconditional purchase obligations and are to be paid in periods of up to 20 years beginning once the related fiber is accepted.

        Capital Lease Obligations.    The capital lease obligations above were incurred in connection with IRUs for inter-city and intra-city dark fiber underlying substantial portions of our network. These capital leases are presented on our balance sheet at the net present value of the future minimum lease payments, or $111.7 million at December 31, 2010. These leases generally have initial terms of 15 to 20 years.

        Letters of Credit.    We are also party to letters of credit totaling $0.5 million at December 31, 2010. These obligations are fully secured by our restricted investments, and as a result, are excluded from the contractual cash obligations above.

Future Capital Requirements

        We believe that our cash on hand, cash received from the proceeds of our Senior Notes and cash generated from our operating activities will be adequate to meet our working capital, capital expenditure, debt service, and other cash requirements if we execute our business plan.

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

Income taxes

        Due to the uncertainty surrounding the realization of our net deferred tax asset, we have recorded a valuation allowance for a substantial majority of our net deferred tax asset. As of December 31, 2010, we have combined net operating loss carry-forwards of approximately $1.1 billion. This amount includes federal and state net operating loss carry-forwards in the United States of approximately $376.0 million, net operating loss carry-forwards related to our Canadian operations of approximately $6.2 million, net operating loss carry-forwards related to our operations in Mexico of approximately $0.8 million and net operating loss carry-forwards related to our European operations of approximately $686.6 million. Section 382 of the Internal Revenue Code in the United States limits the utilization of net operating losses when ownership changes, as defined by that section, occur. We have performed an analysis of our Section 382 ownership changes and have determined that the utilization of certain of our net operating loss carryforwards in the United States may be limited. The net operating loss carryforwards in the United States will expire, if unused, between 2022 and 2029. The net operating loss carry-forwards related to our Canadian operations expire if unused, between 2015 and 2027. The net operating loss carry-forwards related to our Mexican operations expire if unused, between 2019 and 2020. The net operating loss carry-forwards related to our European operations include $540.8 million that do not expire and $145.8 million that expire between 2011 and 2026.

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

  •
  Our valuation allowance for our net deferred tax asset reflects the uncertainty surrounding the realization of our net operating loss carry-forwards and our other deferred tax assets. To reflect for the uncertainty of future taxable income we have recorded a valuation allowance for the significant majority of our net deferred tax asset. At each balance sheet date, we assess the likelihood that we will be able to realize our deferred tax assets. We consider all available positive and negative evidence in assessing the need for a valuation allowance. As of December 31, 2008, we determined that a full valuation allowance against our deferred tax assets was necessary primarily due to the effect of historical operating losses. At December 31, 2009, we concluded that it was more likely than not that we would be able to realize certain of our Canadian deferred tax assets primarily as a result of our estimate of expected future taxable income related to our Canadian operations. Accordingly, we reduced the valuation allowance recording an income tax benefit of $1.5 million in the year ended December 31, 2009. At December 31, 2010, we concluded that it was more likely than not that we would be able to realize the remainder of our Canadian deferred tax assets. Accordingly, we reduced the remaining valuation allowance related to our Canadian deferred tax assets recording an income tax benefit of $1.5 million in the year ended December 31, 2010. As of December 31, 2010, we maintained a full valuation allowance against our other deferred tax assets consisting primarily of net operating loss carryforwards.

Equity-based Compensation

        We grant options for shares of our common stock to certain of our employees with a strike price equal to the market value at the grant date. We grant shares of restricted stock to our senior management team and to certain other employees. We determine the fair value of grants of restricted stock by the closing trading price of our common stock on the grant date. We determine the fair value of grants of options for shares of common stock by the closing trading price of our common stock on the grant date using the Black-Scholes method. Grants of shares of restricted stock and options for common stock generally vest over periods ranging from three to four-years. In April 2010, we granted 0.2 million restricted shares that are subject to certain performance conditions. We record equity-based compensation expense related to the performance conditions when it is considered probable that the conditions will be met. Compensation expense for all awards is recognized ratably over the service period.

        The accounting for equity-based compensation expense requires us to make additional estimates and judgments that affect our financial statements. These estimates include the following.

        Expected Dividend Yield—We have never declared or paid dividends and have no plans to do so in the foreseeable future.

        Expected Volatility—We use the historical volatility for a period commensurate with the expected term.

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

Recent Accounting Pronouncements

Recent Accounting Pronouncements—to be Adopted

        In September 2009, the FASB issued Accounting Standards Update ("ASU") 2009-13, Multiple Element Arrangements. ASU 2009-13 addresses the determination of when the individual deliverables included in a multiple arrangement may be treated as separate units of accounting. ASU 2009-13 also modifies the manner in which the transaction consideration is allocated across separately identified deliverables and establishes definitions for determining fair value of elements in an arrangement. This standard must be adopted by us no later than January 1, 2011. The adoption of this standard update is not expected to have a material impact on our consolidated financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to certain market risks. These risks, which include interest rate risk and foreign currency exchange risk, arise in the normal course of business rather than from trading activities.

Interest Rate Risk

        Our cash flow exposure due to changes in interest rates related to our debt is limited as our Convertible Notes and Senior Notes have fixed interest rates. The fair value of our Convertible Notes may increase or decrease for various reasons, including fluctuations in the market price of our common stock, fluctuations in market interest rates and fluctuations in general economic conditions. Based upon the quoted market price at December 31, 2010, the fair value of our Convertible Notes was approximately $78.4 million.

        Our interest income is sensitive to changes in the general level of interest rates. However, based upon the nature and current level of our investments, which are primarily cash and cash equivalents, we believe that there is no material interest rate exposure related to our investments.

Senior Secured Notes

        In January 2011, we issued our 8.375% Senior Notes due February 15, 2018, for an aggregate principal amount of $175.0 million in a private offering for resale to qualified institutional buyers pursuant to SEC Rule 144A. The Senior Notes are secured and bear interest at a fixed rate of 8.375% per annum. Interest is payable in cash semiannually in arrears on February 15 and August 15, of each year, beginning on August 15, 2011. We received net proceeds of approximately $170.5 million after deducting $4.5 million of issuance costs. We will incur approximately $15.3 million of additional annual interest expense related to the issuance of the Senior Notes. This includes $14.7 million from the interest on the Senior Notes and $0.6 million from the amortization of the costs related to the Senior Notes.

Foreign Currency Exchange Risk

        Our operations outside of the U.S. expose us to potentially unfavorable adverse movements in foreign currency rate changes. We have not entered into forward exchange contracts related to our foreign currency exposure. While we record financial results and assets and liabilities from our international operations in the functional currency, which is generally the local currency, these results are reflected in our consolidated financial statements in U.S. dollars. Therefore, our reported results are exposed to fluctuations in the exchange rates between the U.S. dollar and the local currencies, in particular the Euro and the Canadian dollar. In addition, we fund certain cash flow requirements of our international operations in U.S. dollars. Accordingly, in the event that the local currencies strengthen versus the U.S. dollar to a greater extent than planned the revenues, expenses and cash flow requirements associated with our international operations may be significantly higher in U.S.-dollar terms than planned. Changes in foreign currency rates could adversely affect our operating results.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Cogent Communications Group, Inc.

        We have audited the accompanying consolidated balance sheets of Cogent Communications Group, Inc. and subsidiaries (the "Company") as of December 31, 2009 and 2010, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the index at 15(a) 2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cogent Communications Group, Inc. and subsidiaries at December 31, 2009 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cogent Communications Group, Inc.'s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, VA
February 28, 2011

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2009 AND 2010

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	2009	2010
Assets
Current assets:
Cash and cash equivalents	$55,929	$56,283
Accounts receivable, net of allowance for doubtful accounts of $2,516 and $2,464, respectively	22,877	23,702
Prepaid expenses and other current assets	8,045	8,654

Total current assets	86,851	88,639
Property and equipment:
Property and equipment	695,437	759,901
Accumulated depreciation and amortization	(431,653)	(479,446)

Total property and equipment, net	263,784	280,455
Deposits and other assets ($469 and $462 restricted, respectively)	4,360	7,009

Total assets	$354,995	$376,103

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$12,781	$15,979
Accrued and other current liabilities	17,609	19,538
Current maturities, capital lease obligations	5,643	6,143

Total current liabilities	36,033	41,660
Capital lease obligations, net of current maturities	104,021	105,562
Convertible senior notes, net of discount of $25,708 and $20,758, respectively	66,270	71,220
Other long term liabilities	4,187	5,860

Total liabilities	210,511	224,302

Commitments and contingencies
Stockholders' equity:
Common stock, $0.001 par value; 75,000,000 shares authorized; 44,853,974 and 45,838,510 shares issued and outstanding, respectively	45	46
Additional paid-in capital	475,158	482,737
Accumulated other comprehensive income—foreign currency translation adjustment	1,976	1,044
Accumulated deficit	(332,695)	(332,026)

Total stockholders' equity	144,484	151,801

Total liabilities and stockholders' equity	$354,995	$376,103

The accompanying notes are an integral part of these consolidated balance sheets.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2008, DECEMBER 31, 2009 AND DECEMBER 31, 2010

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	2008	2009	2010
Service revenue	$215,489	$235,807	$263,416
Operating expenses:
Network operations (including $328, $172 and $370 of equity-based compensation expense, respectively, exclusive of amounts shown separately)	93,055	102,775	119,023
Selling, general, and administrative (including $17,548, $8,435 and $6,267 of equity-based compensation expense, respectively)	80,465	76,905	72,060
Asset impairments	1,592	—	594
Depreciation and amortization	62,589	59,913	56,524

Total operating expenses	237,701	239,593	248,201

Operating (loss) income	(22,212)	(3,786)	15,215
Gains—purchases of convertible senior notes	23,075	—	—
Interest income and other	4,025	1,108	959
Interest expense	(18,574)	(15,720)	(16,682)

Loss before income taxes	(13,686)	(18,398)	(508)
Income tax (provision) benefit	(1,536)	1,247	1,177

Net (loss) income	$(15,222)	$(17,151)	$669

Basic net (loss) income per common share	$(0.34)	$(0.39)	$0.01

Weighted-average common shares—basic	44,563,727	44,028,736	44,633,878

Diluted net (loss) income per common share	$(0.34)	$(0.39)	$0.01

Weighted-average common shares—diluted	44,563,727	44,028,736	44,790,753

The accompanying notes are an integral part of these consolidated statements.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2008 DECEMBER 31, 2009 AND DECEMBER 31, 2010

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	Common Stock				Foreign Currency Translation Adjustment
			Additional Paid-in Capital	Stock Purchase Warrants		Accumulated Deficit	Total Stockholder's Equity	Comprehensive Loss
	Shares	Amount
Balance at December 31, 2007	47,929,874	$48	$505,335	$764	$3,600	$(300,322)	$209,425

Total, December 31, 2007								$(33,401)

Forfeitures of shares granted to employees	(17,596)	—	—	—	—	—	—	—
Equity-based compensation	—	—	18,901	—	—	—	18,901	—
Foreign currency translation	—	—	—	—	(3,028)	—	(3,028)	(3,028)
Issuances of common stock, net	715,610	—	—	—	—	—	—	—
Exercises of options	63,931	—	148	—	—	—	148	—
Common stock purchases and retirement	(4,372,870)	(4)	(59,270)	—	—	—	(59,274)	—
Net loss	—	—	—	—	—	(15,222)	(15,222)	(15,222)

Balance at December 31, 2008	44,318,949	$44	$465,114	$764	$572	$(315,544)	$150,950

Total, December 31, 2008								$(18,250)

Forfeitures of shares granted to employees	(4,532)	—	—	—	—	—	—	—
Equity-based compensation	—	—	9,654	—	—	—	9,654	—
Foreign currency translation	—	—	—	—	1,404	—	1,404	1,404
Issuances of common stock, net	25,008	—	—	—	—	—	—	—
Expiration of warrants	—	—	764	(764)	—	—	—	—
Exercises of options	644,174	1	356	—	—	—	357
Common stock purchases and retirement	(129,625)	—	(730)	—	—	—	(730)	—
Net loss	—	—	—	—	—	(17,151)	(17,151)	(17,151)

Balance at December 31, 2009	44,853,974	$45	$475,158	$—	$1,976	$(332,695)	$144,484

Total, December 31, 2009								$(15,747)

Forfeitures of shares granted to employees	(61,800)	—	—	—	—	—	—	—
Equity-based compensation	—	—	7,305	—	—	—	7,305	—
Foreign currency translation	—	—	—	—	(932)	—	(932)	(932)
Issuances of common stock, net	999,500	1	—	—	—	—	1	—
Exercises of options	46,836	—	274	—	—	—	274
Net income	—	—	—	—	—	669	669	669

Balance at December 31, 2010	45,838,510	$46	$482,737	$—	$1,044	$(332,026)	$151,801

Total, December 31, 2010								$(263)

The accompanying notes are an integral part of these consolidated statements.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2008, DECEMBER 31, 2009 AND DECEMBER 31, 2010

(IN THOUSANDS)

	2008	2009	2010
Cash flows from operating activities:
Net (loss) income	$(15,222)	$(17,151)	$669
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	62,589	59,913	56,524
Asset impairment	1,592	—	594
Amortization of debt discount—convertible notes	8,049	4,545	4,950
Equity-based compensation expense (net of amounts capitalized)	17,876	8,607	6,637
Gains—purchases of senior convertible notes	(23,075)	—	—
Gains—dispositions of assets and other, net	(138)	(219)	(208)
Changes in assets and liabilities:
Accounts receivable	(1,273)	(138)	(1,603)
Prepaid expenses and other current assets	495	(1,464)	(883)
Deposits and other assets	(537)	(292)	(2,698)
Accounts payable, accrued liabilities and other long-term liabilities	3,980	3,143	7,495

Net cash provided by operating activities	54,336	56,944	71,477

Cash flows from investing activities:
Purchases of property and equipment	(33,510)	(49,507)	(52,757)
Maturities of short-term investments	750	62	—
Purchase of other assets	—	(246)	—
Proceeds from asset sales	221	338	530

Net cash used in investing activities	(32,539)	(49,353)	(52,227)

Cash flows from financing activities:
Purchases of convertible senior notes	(48,553)	—	—
Repayment of capital lease obligations	(17,959)	(23,167)	(19,148)
Purchases of common stock	(59,273)	(730)	—
Proceeds from exercises of common stock options	147	357	274

Net cash used in financing activities	(125,638)	(23,540)	(18,874)

Effect of exchange rate changes on cash	(1,889)	587	(22)

Net (decrease) increase in cash and cash equivalents	(105,730)	(15,362)	354
Cash and cash equivalents, beginning of year	177,021	71,291	55,929

Cash and cash equivalents, end of year	$71,291	$55,929	$56,283

Supplemental disclosures of cash flow information:
Cash paid for interest	$10,669	$10,420	$11,925
Cash paid for income taxes	1,720	253	303
Non-cash financing activities—
Capital lease obligations incurred	32,398	27,803	23,291

The accompanying notes are an integral part of these consolidated statements.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008, 2009 and 2010

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

        In addition to providing on-net services, the Company also provides Internet connectivity to customers that are not located in buildings directly connected to its network. The Company serves these off-net corporate customers using other carriers' facilities to provide the "last mile" portion of the link from its customers' premises to the Company's network. The Company also provides certain non-core services that resulted from acquisitions. The Company continues to support but does not actively sell these non-core services.

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

DECEMBER 31, 2008, 2009 and 2010

1. Description of the business and summary of significant accounting policies: (Continued)

Revenue recognition and allowance for doubtful accounts

        The Company's service offerings consist of telecommunications services. Fixed fees are billed monthly in advance and usage fees are billed monthly in arrears. Net revenues from telecommunication services are recognized when the services are performed, evidence of an arrangement exists, the fee is fixed and determinable and collection is probable. The probability of collection is determined by an analysis of a new customer's credit history and historical payment patterns for existing customers. Service discounts and incentives related to telecommunication services are recorded as a reduction of revenue when granted. Fees billed in connection with customer installations are deferred and recognized ratably over the longer of the contract term or the estimated customer life which is determined by a historical analysis of customer retention and the contract term. The Company expenses the direct costs associated with sales as incurred.

        The Company invoices certain customers for amounts contractually due for unfulfilled minimum contractual obligations and recognizes a corresponding sales allowance equal to the amount invoiced resulting in the recognition of no net revenue at the time the customer is billed. The Company vigorously seeks payment of these amounts. The Company recognizes revenue as these billings are collected.

        The Company establishes an allowance for doubtful accounts and other sales credit adjustments related to its trade receivables. Trade receivables are recorded at the invoiced amount and can bear interest. Allowances for sales credits are established through a reduction of revenue, while allowances for doubtful accounts are established through a charge to selling, general, and administrative expenses. The Company assesses the adequacy of these reserves by evaluating factors, such as the length of time individual receivables are past due, and historical collection experience, and changes in the credit worthiness of its customers. The Company also assesses the ability of specific customers to meet their financial obligations and establishes specific allowances related to these customers. If circumstances relating to specific customers change or economic conditions change such that the Company's past collection experience and assessment of the economic environment are no longer appropriate, the Company's estimate of the recoverability of its trade receivables could be impacted. Accounts receivable balances are written-off against the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is considered remote. The Company recognized bad debt expense, net of recoveries, of approximately $4.6 million, $4.9 million and $4.3 million for the years ended December 31, 2008, 2009 and 2010, respectively.

Network operations

        Network operations expenses include costs associated with service delivery, network management, and customer support. This includes the costs of personnel and related operating expenses associated with these activities, network facilities costs, fiber and equipment maintenance fees, leased circuit costs, and access fees paid to building owners. The Company estimates its accruals for any disputed leased circuit obligations based upon the nature and age of the dispute. Network operations costs are impacted by the timing and amounts of disputed circuit costs. The Company generally records these disputed amounts when billed by the vendor and reverses these amounts when the vendor credit has been received or the dispute has otherwise been resolved. The Company does not allocate depreciation and amortization expense to its network operations expense.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008, 2009 and 2010

1. Description of the business and summary of significant accounting policies: (Continued)

Foreign currency translation adjustment and comprehensive income (loss)

        The consolidated financial statements of the Company's non-U.S. operations are translated into U.S. dollars using the period-end foreign currency exchange rates for assets and liabilities and the average foreign currency exchange rates for revenues and expenses. Gains and losses on translation of the accounts are accumulated and reported as a component of other comprehensive loss in stockholders' equity. The Company's only components of "other comprehensive loss" are currency translation adjustments for all periods presented.

Financial instruments

        The Company considers all highly liquid investments with an original maturity of three months or less at purchase to be cash equivalents. The Company determines the appropriate classification of its investments at the time of purchase and evaluates such designation at each balance sheet date.

        At December 31, 2009 and December 31, 2010, the carrying amount of cash and cash equivalents, accounts receivable, prepaid and other current assets, accounts payable, and accrued expenses approximated fair value because of the short-term nature of these instruments. The Company measures its cash equivalents at fair value based upon quoted (Level 1) market prices and at amortized cost, which approximates fair value. Based upon the quoted (Level 1) market price at December 31, 2010, the fair value of the Company's $92.0 million convertible senior notes was approximately $78.4 million.

        The Company was party to letters of credit totaling approximately $0.4 million as of December 31, 2009 and $0.5 million as of December 31, 2010. These letters of credit are secured by investments totaling approximately $0.5 million at December 31, 2009 and December 31, 2010, that are restricted and included in other assets.

Concentration of credit risk

        The Company's assets that are exposed to credit risk consist of its cash and cash equivalents, other assets and accounts receivable. As of December 31, 2009 and 2010, the Company's cash equivalents were invested in demand deposit accounts, overnight investments and money market funds. The largest individual investment amount was $11.1 million at December 31, 2009 (demand deposit account) and $16.7 million at December 31, 2010 (overnight investment). The Company places its cash equivalents and short-term investments in instruments that meet high-quality credit standards as specified in the Company's investment policy guidelines. Accounts receivable are due from customers located in major metropolitan areas in the United States, Europe, Canada and Mexico. Receivables from the Company's net centric (wholesale) customers are subject to a higher degree of credit risk than other customers.

        The Company relies upon an equipment vendor for the majority of its network equipment and is also dependent upon third-party fiber providers for providing its services to its customers.

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

DECEMBER 31, 2008, 2009 and 2010

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

Asset retirement obligations

        The Company's asset retirement obligations consist of restoration requirements for certain leased facilities. The Company recognizes a liability for the present value of the estimated fair value of contractual obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset in the period incurred. The present value of the fair value of the obligation is also capitalized as property, plant and equipment and then amortized over the estimated remaining useful life of the associated asset.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008, 2009 and 2010

1. Description of the business and summary of significant accounting policies: (Continued)

Increases to the asset retirement obligation liability due to the passage of time are recognized within selling, general and administrative expenses in the Company's consolidated statements of operations. Changes in the liability due to revisions to estimates of future cash flows are recognized by increasing or decreasing the liability with the offset adjusting the carrying amount of the related long-lived asset.

Equity-based compensation

        The Company recognizes compensation expense for its share-based payments granted to its employees based on their grant date fair values with the expense being recognized on a straight-line basis over the requisite service period. The Company begins recording equity-based compensation expense related to its performance awards when it is probable that the performance conditions will be met. Equity-based compensation expense is recognized in the statement of operations in a manner consistent with the classification of the employee's salary and other compensation. See Note 8 for additional information related to share-based payments.

Debt with conversion options

        On January 1, 2009, the Company adopted the provisions of Accounting Standards Codification ("ASC") ASC 470-20, Debt, "Debt with Conversion and Other Options" ("ASC 470-20"). ASC 470-20 clarified the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. ASC 470-20 requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer's nonconvertible debt borrowing rate when interest cost is recognized. ASC 470-20 requires bifurcation of a component of the debt, classification of that component in equity and the amortization of the resulting discount on the debt to be recognized as part of interest expense in the Company's consolidated statements of operations.

        The Company estimated the fair value of convertible notes on the issuance date and on each purchase date. The fair value that was assigned to the liability component of convertible notes was determined using interest rates of similar debt that excluded a conversion feature and then applying that effective interest rate to the cash flows associated with the convertible notes to calculate the present value.

Income taxes

        The Company's deferred tax assets or liabilities are computed based upon the differences between financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. Deferred income tax expense or benefits are based upon the changes in the assets or liability from period to period. At each balance sheet date, the Company assesses the likelihood that it will be able to realize its deferred tax assets. The Company considers all available positive and negative evidence in assessing the need for a valuation allowance. The Company will reduce its valuation allowance if the Company concludes that it is more likely than not that it would be able to realize its deferred tax assets.

        Management determines whether a tax position is more likely than not to be sustained upon examination based on the technical merits of the position. Once it is determined that a position meets

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008, 2009 and 2010

1. Description of the business and summary of significant accounting policies: (Continued)

this recognition threshold, the position is measured to determine the amount of benefit to be recognized in the financial statements. The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

        The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is subject to U.S. federal tax and state tax examinations for years from 2005 to 2010. The Company is subject to tax examinations in its foreign jurisdictions generally for years from 2000 to 2010. Management does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

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

        Shares of restricted stock are included in the computation of basic EPS as they vest and are included in diluted EPS, to the extent they are dilutive, determined using the treasury stock method. As of December 31, 2008, 2009 and 2010, 1.7 million, 0.4 million and 0.4 million unvested shares of restricted common stock, respectively, are not included in the computation of diluted (loss) income per share, as the effect would be anti-dilutive.

        Using the "if-converted" method, the shares issuable upon conversion of the Company's 1.00% Convertible Senior Notes (the "Convertible Notes") were anti-dilutive for the years ended December 31, 2008, 2009 and 2010. Accordingly, the impact has been excluded from the EPS computations. The Convertible Notes are convertible into shares of the Company's common stock at an initial conversion price of $49.18 per share, yielding 1.9 million shares at December 31, 2008, 2009 and 2010, subject to certain adjustments set forth in the indenture.

        The Company computes the dilutive effect of outstanding options using the treasury stock method. For the years ended December 31, 2008, 2009 and 2010 options to purchase 1.1 million, 0.4 million and 0.2 million shares of common stock, respectively, at weighted-average exercise prices of $5.65 and $12.59 and $17.84 per share, respectively, are not included in the computation of diluted loss per share as the effect would be anti-dilutive.

        The following details the determination of the diluted weighted average shares for the year ended December 31, 2010:

Year Ended December 31, 2010
Weighted average common shares outstanding—basic	44,633,878
Dilutive effect of stock options	76,336
Dilutive effect of restricted stock	80,539

Weighted average shares—diluted	44,790,753

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008, 2009 and 2010

2. Property and equipment:

        Property and equipment consisted of the following (in thousands):

	December 31,
	2009	2010
Owned assets:
Network equipment	$319,178	$342,146
Leasehold improvements	92,567	102,975
System infrastructure	51,134	57,314
Software	8,827	8,982
Office and other equipment	7,554	9,354
Building	1,591	1,471
Land	135	125

	480,986	522,367
Less—Accumulated depreciation and amortization	(365,288)	(401,435)

	115,698	120,932
Assets under capital leases:
IRUs	214,451	237,534
Less—Accumulated depreciation and amortization	(66,365)	(78,011)

	148,086	159,523

Property and equipment, net	$263,784	$280,455

        Depreciation and amortization expense related to property and equipment and capital leases was $62.6 million, $59.6 million and $56.5 million, for the years ended December 31, 2008, 2009 and 2010, respectively.

Capitalized construction costs

        The Company capitalizes the compensation cost of employees directly involved with its construction activities. In 2008, 2009 and 2010, the Company capitalized compensation costs of $4.1 million, $4.5 million and $5.9 million respectively. These amounts are included in system infrastructure costs.

Asset impairments

        During the first quarter of 2008, the Company identified an impaired IRU asset that resulted in an asset impairment charge of $1.6 million. The impaired IRU asset was no longer in use and the Company obtained alternative dark fiber that serves the related facilities and customers. As of December 31, 2010, the Company's balance sheet includes a capital lease liability including accrued interest totaling $2.7 million related to this IRU as the requirements for the extinguishment of such liability have not been met and payments with the vendor are in dispute.

        In the three months ended March 31, 2010 the Company recorded an impairment charge for certain property and equipment that were no longer in use totaling $0.6 million.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008, 2009 and 2010

3. Accrued and other liabilities:

        Accrued and other current liabilities as of December 31 consist of the following (in thousands):

	2009	2010
Operating accruals	$7,682	$8,499
Deferred revenue—current portion	3,220	3,893
Payroll and benefits	2,325	2,155
Taxes—non-income based	646	1,448
Interest	3,736	3,543

Total	$17,609	$19,538

Asset retirement obligations

        In the first quarter of 2010, the Company determined that its estimates of restoration costs for its leased facility asset retirement obligations were too high based on current costs to restore and changes in the expected timing of the payment of those costs due to the extensions of lease terms. As a result, in the first quarter of 2010, the Company revised its estimates of the cash flows that it believes will be required to settle its leased facility asset retirement obligations at the end of the respective lease terms, which resulted in a reduction to the Company's asset retirement obligation liability. As a result of the revisions in the estimated amount and timing of cash flows for its asset retirement obligations, in the three months ended March 31, 2010, the Company reduced its asset retirement obligation liability by $0.9 million with an offsetting reduction to depreciation and amortization of $0.7 million and selling, general and administrative expenses of $0.2 million.

        A reconciliation of the amounts related to these obligations is as follows (in thousands):

Asset retirement obligations
Balance—December 31, 2007	$1,152
Effect of exchange rates	(49)
Amortization of discount	53

Balance—December 31, 2008	1,156
Effect of exchange rates	20
Amortization of discount	32

Balance—December 31, 2009	1,208
Effect of exchange rates	(77)
Revision to estimated obligation	(909)
Amortization of discount	11

Balance—December 31, 2010 (recorded as other long term liabilities)	$233

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008, 2009 and 2010

4. Long-term debt:

Convertible senior notes

        In June 2007, the Company issued its Convertible Notes for an aggregate principal amount of $200.0 million in a private offering for resale to qualified institutional buyers pursuant to SEC Rule 144A. The Convertible Notes mature on June 15, 2027, are unsecured, and bear interest at 1.00% per annum. The Convertible Notes will rank equally with any future senior debt and senior to any future subordinated debt and will be effectively subordinated to all existing and future liabilities of the Company's subsidiaries and to any secured debt the Company may issue, to the extent of the value of the collateral. Interest is payable in cash semiannually in arrears on June 15 and December 15, of each year, beginning on December 15, 2007. The Company received net proceeds from the issuance of the Convertible Notes of approximately $195.1 million, after deducting the original issue discount of 2.25% and issuance costs. The discount and other issuance costs are being amortized to interest expense using the effective interest method through June 15, 2014, which is the earliest put date.

Conversion process and other terms of the Convertible Notes

        The Convertible Notes are convertible into shares of the Company's common stock at an initial conversion price of $49.18 per share, or 20.3355 shares for each $1,000 principal amount of Convertible Notes, subject to adjustment for certain events as set forth in the indenture. Depending upon the price of the Company's common stock at the time of conversion, holders of the Convertible Notes will receive additional shares of the Company's common stock. Upon conversion of the Convertible Notes, the Company will have the right to deliver shares of its common stock, cash or a combination of cash and shares of its common stock. The Convertible Notes are convertible (i) during any fiscal quarter after the fiscal quarter ending September 30, 2007, if the closing sale price of the Company's common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter exceeds 130% of the conversion price in effect on the last trading day of the immediately preceding fiscal quarter, or (ii) specified corporate transactions occur, or (iii) the trading price of the Convertible Notes falls below a certain threshold, or (iv) if the Company calls the Convertible Notes for redemption, or (v) on or after April 15, 2027, until maturity. In addition, following specified corporate transactions, the Company will increase the conversion rate for holders who elect to convert notes in connection with such corporate transactions, provided that in no event may the shares issued upon conversion, as a result of adjustment or otherwise, result in the issuance of more than 35.5872 common shares per $1,000 principal amount. The Convertible Notes include an "Irrevocable Election of Settlement" whereby the Company may choose, in its sole discretion, and without the consent of the holders of the Convertible Notes, to waive its right to settle the conversion feature in either cash or stock or in any combination at its option. The Convertible Notes may be redeemed by the Company at any time after June 20, 2014 at a redemption price of 100% of the principal amount plus accrued interest. Holders of the Convertible Notes have the right to require the Company to repurchase for cash all or some of their notes on June 15, 2014, 2017 and 2022 and upon the occurrence of certain designated events at a redemption price of 100% of the principal amount plus accrued interest.

Registration rights

        Under the terms of the Convertible Notes, the Company is required to use reasonable efforts to file and maintain a shelf registration statement with the SEC covering the resale of the Convertible

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008, 2009 and 2010

4. Long-term debt: (Continued)

Notes and the common stock issuable on conversion of the Convertible Notes. If the Company fails to meet these terms, the Company will be required to pay special interest on the Convertible Notes in the amount of 0.25% for the first 90 days after the occurrence of the failure to meet and 0.50% thereafter. In addition to the special interest, additional interest of 0.25% per annum will accrue in the event of default, as defined in the indenture. The Company filed a shelf registration statement registering the Convertible Notes and common stock issuable upon conversion of the Convertible Notes in July 2007.

        The Company separately accounted for the debt and equity components of its Convertible Notes in a manner that reflected its nonconvertible debt (unsecured debt) borrowing rate. The debt and equity components for the Convertible Notes were as follows (in thousands):

	December 31,
	2009	2010
Principal amount of convertible senior notes	$91,978	$91,978
Unamortized discount	(25,708)	(20,758)
Net carrying amount	66,270	71,220
Additional paid-in capital	74,933	74,933

        At December 31, 2010, the unamortized discount had a remaining recognition period of approximately 3.5 years. The amount of interest expense recognized and effective interest rate for the years ended December 31, 2008, 2009 and 2010 were as follows (in thousands):

	Year Ended December 31,
	2008	2009	2010
Contractual coupon interest	$1,785	$920	$920
Amortization of discount and costs on Notes	8,094	4,559	4,964

Interest expense	$9,879	$5,497	$5,884

Effective interest rate	8.7%	8.7%	8.7%

Purchases of Convertible Notes

        In 2008, the Company purchased an aggregate of $108.0 million of face value of the Convertible Notes for $48.6 million in cash in a series of transactions. These transactions resulted in a gain, of $23.1 million for the year ended December 31, 2008.

Revolving line of credit

        In October 2009, the Company entered into a $20.0 million revolving line of credit facility with a bank. The revolving facility had a floating interest rate of one month LIBOR plus 2.5% per annum, subject to a minimum interest rate of 3.0% and has a commitment fee of 0.3% per annum. There have been no borrowings under the revolving facility and the Company was in compliance with its covenants. The facility expired on October 14, 2010.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008, 2009 and 2010

5. Income taxes:

        The provision (benefit) for income taxes is comprised of the following (in thousands):

	2008	2009	2010
Current provision
Federal income tax	$593	$—	$(563)
State income tax	943	255	724
Foreign income tax	—	—	128
Deferred provision
Foreign income tax	—	(1,502)	(1,466)

Total income tax provision (benefit)	$1,536	$(1,247)	$(1,177)

        The net deferred tax asset is comprised of the following (in thousands):

	December 31,
	2009	2010
Net operating loss carry-forwards	$359,546	$340,711
Depreciation	(11,374)	6,685
Convertible notes	(10,211)	(7,531)
Equity-based compensation	1,295	705
Tax credits	2,290	2,748
Accrued liabilities and other	98	3,437
Valuation allowance	(340,132)	(343,690)

Net deferred tax asset	$1,512	$3,065

        At each balance sheet date, the Company assesses the likelihood that it will be able to realize its deferred tax assets. The Company considers all available positive and negative evidence in assessing the need for a valuation allowance. At December 31, 2009, the Company concluded that it was more likely than not that it would be able to realize certain of its deferred tax assets primarily as a result of expected future taxable income related to its Canadian operations. Accordingly, the Company reduced a portion of its valuation allowance related to these deferred tax assets and recorded an income tax benefit of $1.5 million in the year ended December 31, 2009. At December 31, 2010, the Company concluded that it was more likely than not that it would be able to realize the remaining of its Canadian deferred tax assets related to its Canadian operations. Accordingly, the Company reduced the remaining valuation allowance related to these deferred tax assets and recorded an income tax benefit of $1.5 million in the year ended December 31, 2010. As of December 31, 2009 and 2010 the Company maintained a full valuation allowance against its other deferred tax assets consisting primarily of net operating loss carryforwards.

        As of December 31, 2010, the Company has combined net operating loss carry-forwards of approximately $1.1 billion. This amount includes federal and state net operating loss carry-forwards in the United States of approximately $376.0 million, net operating loss carry-forwards related to its European, Canadian and Mexican operations of approximately $686.6 million, $6.2 million and $0.8 million, respectively. Section 382 of the Internal Revenue Code in the United States limits the utilization of net operating losses when ownership changes, as defined by that section, occur. The

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008, 2009 and 2010

5. Income taxes: (Continued)

Company has performed an analysis of its Section 382 ownership changes and has determined that the utilization of certain of its net operating loss carryforwards in the United States may be limited. The net operating loss carryforwards in the United States will expire, if unused, between 2022 and 2029. The net operating loss carry-forwards related to the Canadian operations expire if unused, between 2015 and 2027. The net operating loss carry-forwards related to the Mexican operations expire if unused, between 2019 and 2020. The net operating loss carry-forwards related to the European operations include $540.8 million that do not expire and $145.8 million that expire between 2011 and 2026.

        In the normal course of business the Company takes positions on its tax returns that may be challenged by taxing authorities. The Company evaluates all uncertain tax positions to assess whether the position will more likely than not be sustained upon examination. If the Company determines that the tax position is more likely than not to be sustained, the Company records the amount of the benefit that is more likely than not to be realized when the tax position is settled. This liability, including accrued interest and penalties, is included in other long-term liabilities in the accompanying balance sheets and was $0.6 million as of December 31, 2009 and $0.9 million as of December 31, 2010. During the years ended December 31, 2008, 2009 and 2010 the Company recognized approximately $0, $0.1 million and $0.1 million in interest and penalties related to its uncertain tax positions. The Company does not expect the final resolution of tax examinations to have a material impact on the Company's financial results in the next 12 months.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2008	2009	2010
Beginning balance of unrecognized tax benefits	$—	$504	$504
Gross increases—tax positions in prior periods	—	—	194
Gross increases—tax positions in current period	504	—	—

Ending balance of unrecognized tax benefits	$504	$504	$698

        The following is a reconciliation of the Federal statutory income taxes to the amounts reported in the financial statements (in thousands).

	2008	2009	2010
Federal income tax at statutory rates	$4,790	$6,439	$178
Effect of:
State income tax, net of federal benefit	534	718	(455)
State tax credits	—	1,601	17
Impact of foreign operations	13,960	—	(1,385)
Non-deductible expenses	(3,942)	(1,468)	(735)
Alternative minimum tax	(588)	—	564
Change in valuation allowance	(16,290)	(6,043)	2,993

Income tax (expense) benefit	$(1,536)	$1,247	$1,177

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008, 2009 and 2010

6. Commitments and contingencies:

Capital leases—fiber lease agreements

        The Company has entered into lease agreements with numerous providers of dark fiber primarily under 15–20 year IRUs with additional renewal terms. Once the Company has accepted the related fiber route, leases that meet the criteria for treatment as capital leases are recorded as a capital lease obligation and an IRU asset. The future minimum payments under these agreements are as follows (in thousands):

For the year ending December 31,
2011	$18,421
2012	16,865
2013	16,469
2014	16,048
2015	16,181
Thereafter	129,478

Total minimum lease obligations	213,462
Less—amounts representing interest	(101,757)

Present value of minimum lease obligations	111,705
Current maturities	(6,143)

Capital lease obligations, net of current maturities	$105,562

Current and potential litigation

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

Operating leases, maintenance and tenant license agreements

        The Company leases office space, network equipment sites, and data center facilities under operating leases. The Company also enters into building access agreements with the landlords of multi- tenant office buildings. The Company pays fees for the maintenance of its leased dark fiber and in

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008, 2009 and 2010

6. Commitments and contingencies: (Continued)

certain cases the Company enters into operating lease commitments for fiber. Future minimum annual payments under these arrangements are as follows (in thousands):

For the year ending December 31,
2011	$43,947
2012	32,809
2013	26,125
2014	22,609
2015	19,779
Thereafter	116,228

$261,497

        Expenses related to these arrangements were $44.9 million in 2008, $49.0 million in 2009 and $53.5 million in 2010.

Unconditional purchase obligations

        Unconditional purchase obligations for equipment and services totaled approximately $10.3 million at December 31, 2010 and are expected to be fulfilled within one year. As of December 31, 2010 the Company had committed to additional dark fiber IRU lease agreements totaling approximately $62.6 million in future payments for fiber lease and maintenance payments to be paid over periods of up to 20 years. These obligations begin when the related fiber is accepted, which is generally expected to occur in 2011. Future minimum payments under these obligations are approximately, $9.2 million, $3.0 million, $3.0 million, $3.0 million, and $3.0 million for the years ending December 31, 2011 to December 31, 2015, respectively, and approximately $41.5 million, thereafter. In June 2009, the Company entered into an amended equipment purchase agreement with a vendor. Under the agreement, and prior agreements, the Company is required to purchase equipment totaling approximately $23.2 million through 2011. Approximately $6.4 million remains to be ordered under the agreement.

Defined contribution plan

        The Company sponsors a 401(k) defined contribution plan that, effective in August 2007, provides for a Company matching payment. The Company matching payments were approximately $0.3 million for 2008, 2009 and 2010 and were paid in cash.

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

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008, 2009 and 2010

7. Stockholders' equity: (Continued)

Common stock buybacks

        In August 2007, the Company's board of directors approved a $50.0 million common stock buyback program (the "Buyback Program"). In June 2008, the Company's board of directors approved an additional $50.0 million of purchases of the Company's common stock under the Buyback Program to occur prior to December 31, 2009. In the years ended December 31, 2008 and 2009, the Company purchased approximately 4.4 million and 0.1 million shares of its common stock, respectively, for approximately $59.3 million and $0.7 million, respectively, under the Buyback Program. These common shares were subsequently retired. There were no purchases of the Company's common stock in 2010.

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

8. Stock option and award plan:

Incentive award plan

        The Company has an award plan, the 2004 Incentive Award Plan, as amended (the "Award Plan"), under which grants of restricted stock and options for common stock are made. Stock options granted under the Award Plan generally vest over a four-year period and have a term of ten years. Grants of shares of restricted stock granted under the Award Plan generally vest over periods ranging from three to four years. Compensation expense for all awards is recognized over the service period. Awards with graded vesting terms are recognized on a straight line basis. Certain option and share grants provide for accelerated vesting if there is a change in control, as defined. For grants of restricted stock, when an employee terminates prior to full vesting the employee retains their vested shares and the employees' unvested shares are returned to the plan. For grants of options for common stock, when an employee terminates prior to full vesting the employee may elect to exercise their vested options for a period of ninety days and any unvested options are returned to the plan. Shares issued to satisfy awards are provided from the Company's authorized shares.

        On April 15, 2010, the Company's stockholders approved a 1.3 million increase to the authorized shares in the Award Plan. In the second quarter of 2010, the Company granted approximately 0.9 million restricted shares to certain of its employees that will vest over a three year period. These restricted shares were valued at approximately $9.6 million and will be recognized as equity-based compensation expense on a straight-line basis over the three year service period. The Company also granted an additional 0.2 million restricted shares that are subject to certain performance conditions based upon the Company's operating metrics for 2010, 2011 and 2012. In November 2010, the performance conditions for 2010 were modified. The Company expects to record approximately $0.5 million of equity-based compensation expense related to the modified conditions for 2010 through the end of the service period on April 15, 2011 since it is considered probable that the modified performance conditions would be met. The total equity based compensation expense for the

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008, 2009 and 2010

8. Stock option and award plan: (Continued)

performance shares related to 2011 (if the conditions are met) is approximately $0.9 million and will be recognized over the requisite service period which is approximately one year. As of December 31, 2010, of the 7.1 million authorized shares under the Award Plan there were a total of 0.3 million shares available for grant.

        The accounting for equity-based compensation expense requires the Company to make estimates and judgments that affect its financial statements. These estimates include the following.

  Expected Dividend Yield—The Company has never declared or paid dividends and has no plans to do so in the foreseeable future.

  Expected Volatility—The Company uses its historical volatility for a period commensurate with the expected term.

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

        The weighted-average per share grant date fair value of options was $7.20 in 2008, $4.73 in 2009 and $5.44 in 2010. The following assumptions were used for determining the fair value of options granted in the three years ended December 31, 2010:

Black-Scholes Assumptions	Year Ended December 31, 2008	Year Ended December 31, 2009	Year Ended December 31, 2010
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	62.1%	69.7%	65.3%
Risk-free interest rate	2.9%	2.2%	1.8%
Expected life of the option term (in years)	5.3	5.3	5.2

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008, 2009 and 2010

8. Stock option and award plan: (Continued)

        Stock option activity under the Company's Award Plan during the period from December 31, 2009 to December 31, 2010, was as follows:

	Number of Options	Weighted-Average Exercise Price
Outstanding at December 31, 2009	432,046	$12.58
Granted	42,614	$9.66
Cancelled	(84,540)	$20.16
Exercised—intrinsic value $0.3 million; cash received $0.3 million	(46,836)	$5.86

Outstanding at December 31, 2010—$1.6 million intrinsic value and 5.9 years weighted-average remaining contractual term	343,284	$11.27

Exercisable at December 31, 2010—$1.3 million intrinsic value and 5.2 years weighted-average remaining contractual term	271,669	$11.38

Expected to vest—$1.5 million intrinsic value and 5.9 years weighted-average remaining contractual term	335,019	$11.30

        For the years ended December 31, 2008, 2009 and 2010, the Company's employees exercised options for approximately 0.1 million, 0.6 million and 0.1 million common shares, respectively. Stock options outstanding and exercisable under the Award Plan by price range at December 31, 2010 were as follows:

Range of Exercise Prices	Number Outstanding As of 12/31/2010	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Exercisable As of 12/31/2010	Weighted- Average Exercise Price
$0.00 to $6.00	118,172	4.26	$5.17	115,109	$5.19
$6.09 to $10.05	70,080	7.52	$8.21	35,492	$7.93
$10.19 to $17.00	42,891	8.08	$12.14	17,735	$13.28
$17.38 to $17.38	74,304	5.80	$17.38	72,816	$17.38
$19.43 to $33.56	37,837	5.96	$22.98	30,517	$23.31

$0.00 to $33.56	343,284	5.93	$11.27	271,669	$11.38

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008, 2009 and 2010

8. Stock option and award plan: (Continued)

        A summary of the Company's non-vested restricted stock awards as of December 31, 2010 and the changes during the year ended December 31, 2010 is as follows:

Non-vested awards	Shares	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2009	447,099	$22.72
Granted	1,229,900	$9.17
Vested	(214,691)	$23.22
Forfeited	(83,400)	$10.53

Non-vested at December 31, 2010	1,378,908	$11.09

        The weighted average per share grant date fair value of restricted stock granted to employees was $22.59 in 2008 (0.7 million shares), $6.65 in 2009 (25,008 shares) and $9.17 in 2010 (1.2 million shares). The fair value was determined using the quoted market price of the Company's common stock on the date of grant. The fair value of shares of restricted stock vested in the years ended December 31, 2008, 2009 and 2010 was approximately $3.6 million, $10.8 million, and $2.1 million respectively.

        Equity-based compensation expense related to stock options and restricted stock was approximately $17.9 million, $8.6 million and $6.6 million for the years ended December 31, 2008, 2009, and 2010, respectively. The Company capitalized compensation expense related to stock options and restricted stock of approximately $1.0 million, $1.0 million and $0.7 million for the years ended December 31, 2008, 2009, and 2010, respectively. As of December 31, 2010 there was approximately $11.7 million of total unrecognized compensation cost related to non-vested equity-based compensation awards. That cost is expected to be recognized over a weighted average period of approximately 2 years.

9. Related party transactions:

Office lease and equipment purchases

        The Company's headquarters is located in an office building owned by a partnership (6715 Kenilworth Avenue Partnership). The two owners of the partnership are the Company's Chief Executive Officer, who has a 51% interest in the partnership and his wife, who has a 49% interest in the partnership. The Company paid $0.6 million in 2008, 2009 and 2010 in rent and related costs (including taxes and utilities) to this partnership under a lease that expires in August 2012. The dollar value of the Company's Chief Executive Officer's interest in the lease payments in 2010 was $0.3 million. The dollar value of his wife's interest in the lease payments in 2010 was $0.3 million. If the Company's Chief Executive Officer's interest is combined with that of his wife then the total dollar value of his interest in the lease payments in 2010 was $0.6 million.

        In 2008, 2009 and 2010, the Company purchased approximately $0.1 million, $13,000 and $0.1 million of equipment from an equipment vendor. One of the Company's directors is also a director of the equipment vendor.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008, 2009 and 2010

10. Geographic information:

        Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has one operating segment. Below are the Company's net revenues and long lived assets by geographic region (in thousands):

	Years Ended December 31,
	2008	2009	2010
Service Revenue
North America	$167,316	$182,606	$205,052
Europe	48,173	53,201	58,364

Total	$215,489	$235,807	$263,416

	December 31, 2009	December 31, 2010
Long lived assets, net
North America	$215,681	$221,312
Europe	48,281	59,252

Total	$263,962	$280,564

11. Quarterly financial information (unaudited):

	Three months ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009(1)
	(in thousands, except share and per share amounts)
Service revenue	$55,076	$57,991	$60,229	$62,511
Network operations, including equity-based compensation expense	24,194	24,558	26,400	27,621
Operating (loss) income	(4,500)	(1,103)	458	1,361
Net loss	(8,160)	(4,453)	(3,279)	(1,259)
Net loss per common share—basic and diluted	(0.19)	(0.10)	(0.07)	(0.03)
Weighted-average number of shares outstanding—basic and diluted	42,758,372	43,689,747	43,894,098	44,242,791

(1)
In the fourth quarter of 2009 the Company recognized a tax benefit. (See Note 5)

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008, 2009 and 2010

11. Quarterly financial information (unaudited): (Continued)

	Three months ended
	March 31, 2010(3)	June 30, 2010	September 30, 2010	December 31, 2010(2)
	(in thousands, except share and per share amounts)
Service revenue	$62,776	$64,395	$66,783	$69,461
Network operations, including equity-based compensation expense	28,098	29,224	30,639	31,063
Operating income	2,688	2,981	3,749	5,864
Net (loss) income	(570)	(883)	(462)	2,584
Net (loss) income per common share—basic	(0.01)	(0.02)	(0.01)	0.06
Weighted-average number of shares outstanding—basic	44,464,821	44,525,633	44,585,230	44,646,381
Net (loss) income per common share—diluted	(0.01)	(0.02)	(0.01)	0.06
Weighted-average number of shares outstanding—diluted	44,464,821	44,525,633	44,585,230	45,005,387

(2)
In the fourth quarter of 2010 the Company recognized a tax benefit. (See Note 5)

(3)
In the first quarter of 2010 the Company recorded an impairment charge and adjusted its asset retirement obligations. (See Notes 2 and 3)

12. Subsequent events:

Senior Secured Notes

        In January 2011, the Company issued its 8.375% Senior Secured Notes (the "Senior Notes") due February 15, 2018, for an aggregate principal amount of $175.0 million in a private offering for resale to qualified institutional buyers pursuant to SEC Rule 144A. The Senior Notes are secured and bear interest at 8.375% per annum. Interest is payable in cash semiannually in arrears on February 15 and August 15, of each year, beginning on August 15, 2011. The Company received net proceeds of approximately $170.5 million after deducting $4.5 million of issuance costs. The Company intends to use the net proceeds from the Senior Notes for general corporate purposes and/or repurchases of its common stock or its Convertible Notes or a special dividend to its stockholders. The Company will incur approximately $15.3 million of additional annual interest expense related to the issuance of the Senior Notes. This includes $14.7 million from the interest on the Senior Notes and $0.6 million from the amortization of the costs related to the Senior Notes.

        The Senior Notes are fully guaranteed on a senior secured basis, jointly and severally, by each of the Company's existing domestic and future material domestic subsidiaries, subject to certain exceptions and permitted liens. Under certain circumstances, subsidiaries may be released from these guarantees without the consent of the holders of the Senior Notes. The Senior Notes and the guarantees are secured by (i) first priority liens on substantially all of Company's and its guarantors' assets, (ii) all of the equity interests in any of its domestic subsidiaries and (iii) 65% of the equity interests of its first-tier foreign subsidiaries held by Company and its guarantors. The Senior Notes and the guarantees represent Company's and the guarantors' senior secured obligations and effectively rank equally and ratably with all of its and the guarantors' existing and future first lien obligations, to the extent of the

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008, 2009 and 2010

12. Subsequent events: (Continued)

value of the collateral securing such indebtedness, subject to permitted liens; are structurally subordinated to any existing and future indebtedness and liabilities of non-guarantor subsidiaries and rank equally in right of payment with all of its and the guarantors' existing and future senior indebtedness.

        The Senior Notes may be redeemed, in whole or in part, at any time prior to February 15, 2015 at a price equal to 100% of the principal amount plus a "make-whole" premium, plus accrued and unpaid interest, if any, to the date of redemption. The Senior Notes are redeemable, in whole or in part, at any time on or after February 15, 2015 at the applicable redemption prices specified under the indenture governing the Senior Notes plus accrued and unpaid interest, if any, to the date of redemption. In addition, the Company may redeem up to 35% of the Senior Notes before February 15, 2014 with the net cash proceeds from certain equity offerings. If the Company experiences specific kinds of changes of control, the Company must offer to repurchase all of the Senior Notes at a purchase price of 101% of their principal amount, plus accrued and unpaid interest, if any, to the repurchase date.

        The indenture governing the Senior Notes, among other things, limits the Company's ability and its guarantors' ability to incur indebtedness; to pay dividends or make other distributions; to make certain investments and other restricted payments; to create liens; consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; to incur restrictions on the ability of a subsidiary to pay dividends or make other payments; and to enter into certain transactions with its affiliates.

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

        We have assessed our internal control system in relation to criteria for effective internal control over financial reporting described in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based upon these criteria, we believe that, as of December 31, 2010, our system of internal control over financial reporting was effective.

        The independent registered public accounting firm, Ernst & Young LLP, has audited our 2010 financial statements. Ernst & Young LLP was given unrestricted access to all financial records and related data, including minutes of all meetings of stockholders, the Board of Directors and committees of the Board. Ernst & Young LLP has issued an unqualified report on our 2010 financial statements as a result of the audit and also has issued an unqualified report on our internal control over financial reporting which is attached hereto.

Cogent Communications Group, Inc.
February 28, 2011
By:	/s/ DAVID SCHAEFFER David Schaeffer Chief Executive Officer
By:	/s/ THADDEUS WEED Thaddeus Weed Chief Financial Officer

 Report of Independent Registered Public Accounting Firm
On Internal Control over Financial Reporting

The Board of Directors and Stockholders of Cogent Communications Group, Inc.

        We have audited Cogent Communications Group, Inc.'s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cogent Communications Group, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Cogent Communications Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cogent Communications Group, Inc. and subsidiaries as of December 31, 2009 and 2010, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2010 of Cogent Communications Group, Inc. and subsidiaries and our report dated February 28, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, VA
February 28, 2011

ITEM 9B.    OTHER INFORMATION

        Not applicable.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this Item 10 is incorporated in this report by reference to the information set forth under the captions entitled "Election of Directors," "The Board of Directors and Committees," and "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2011 Proxy Statement for the 2011 Annual Meeting of Stockholders, which is expected to be filed with the Commission within 120 days after the close of our fiscal year.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this Item 11 is incorporated in this report by reference to the information set forth under the captions entitled "The Board of Directors and Committees," "Executive Compensation", "Employment Agreements", "Compensation Committee Report on Executive Compensation," and "Compensation Committee Interlocks and Insider Participation" in the 2011 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this Item 12 is incorporated in this report by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 2011 Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item 13 is incorporated in this report by reference to the information set forth under the caption "Certain Transactions" in the 2011 Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this Item 14 is incorporated in this report by reference to the information set forth under the caption "Relationship With Independent Public Accountants" in the 2011 Proxy Statement.

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
4.3
Registration Rights Agreement, dated as of June 11, 2007, by and among Cogent Communications Group, Inc. and Bear, Stearns & Co. Inc., UBS Securities LLC, RBC Capital Markets Corporation and Cowen and Company, LLC (previously filed as Exhibit 4.3 to our Periodic Report on Form 8-K, filed on June 12, 2007, and incorporated herein by reference)
4.4
Indenture related to the 8.375% Senior Secured Notes due 2018, dated as of January 26, 2011, among Cogent Communications Group, Inc., the guarantors named therein and Wilmington Trust FSB, as trustee and collateral agent (including form of 8.375% Senior Secured Notes due 2018 attached as Exhibit A thereto) (previously filed as Exhibit 4.1 to our Periodic Report on Form 8-K, filed on February 1, 2011, and incorporated herein by reference)
		4.5	Form of 8.375% Senior Secured Notes due 2018 (previously filed as Exhibit A to the Exhibit 4.1 to our Periodic Report on Form 8-K, filed on February 1, 2011, and incorporated herein by reference)

10.1	Fiber Optic Network Leased Fiber Agreement, dated February 7, 2000, by and between Cogent Communications, Inc. and Metromedia Fiber Network Services, Inc., as amended July 19, 2001 (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-4, Commission File No. 333-71684, filed on October 16, 2001)*
10.2
Dark Fiber IRU Agreement, dated April 14, 2000, between WilTel Communications, Inc. and Cogent Communications, Inc., as amended June 27, 2000, December 11, 2000, January 26, 2001, and February 21, 2001 (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-4, Commission File No. 333-71684, filed on October 16, 2001)*
10.3
David Schaeffer Employment Agreement with Cogent Communications Group, Inc., dated February 7, 2000 (incorporated by reference to Exhibit 10.6 to our Registration Statement on Form S-4, Commission File No. 333-71684, filed on October 16, 2001)
10.4
Lease for Headquarters Space by and between 6715 Kenilworth Avenue Partnership and Cogent Communications Group, Inc., dated September 1, 2000 (incorporated by reference to Exhibit 10.10 to our Registration Statement on Form S-4, Commission File No. 333-71684, filed on October 16, 2001)
10.5
Renewal of Lease for Headquarters Space, by and between 6715 Kenilworth Avenue Partnership and Cogent Communications Group, Inc., dated August 5, 2003 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed on November 14, 2003)
10.6
2003 Incentive Award Plan of Cogent Communications Group, Inc. (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-8, Commission File No. 333-108702, filed on September 11, 2003)
10.7
2004 Incentive Award Plan of Cogent Communications Group, Inc. (as amended and restated through April 15, 2010) (incorporated by reference to Exhibit 10.1 to our Periodic Report on Form 8-K, filed on April 20, 2010, and incorporated herein by reference)
10.8
Dark Fiber Lease Agreement dated November 21, 2001, by and between Cogent Communications, Inc. and Qwest Communications Corporation (incorporated by reference to Exhibit 10.13 to our Registration Statement on Form S-4, as amended by a Form S-4/A (Amendment No. 2), Commission File No. 333-71684, filed on December 7, 2001)
10.9
Robert N. Beury, Jr. Employment Agreement with Cogent Communications Group, Inc., dated June 15, 2000 (incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K, filed on March 31, 2003)
10.10
Mark Schleifer Employment Agreement with Cogent Communications Group, Inc., dated September 18, 2000 (incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-K, filed on March 31, 2003)
10.11
Brad Kummer Employment Agreement with Cogent Communications Group, Inc., dated January 11, 2000, (incorporated by reference to Exhibit 10.23 to our Registration Statement on Form S-1, Commission File No. 333-122821, filed on February 14, 2005)

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
10.14
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
10.16
Jeffery S. Karnes Employment Agreement with Cogent Communications Group, Inc., dated May 17, 2004 (previously filed as Exhibit 10.25 to our Annual Report on Form 10-K, filed on March 14, 2007, and incorporated herein by reference)
10.17
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
10.21
Form of Restricted Stock Agreement made to Vice Presidents and certain other employees on January 1, 2008) (incorporated by reference to Exhibit 10.26 to our Annual Report on Form 10-K, filed on February 27, 2008)
10.22	Form of Restricted Stock Agreement made to Mr. Schaeffer on January 1, 2008) (incorporated by reference to Exhibit 10.27 to our Annual Report on Form 10-K, filed on February 27, 2008)

10.23	Extension of Lease for headquarters space to August 31, 2012 and addition of 3rd floor office space, by and between 6715 Kenilworth Avenue Partnership and Cogent Communications Group, Inc., dated as of August 7, 2008 (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed on August 8, 2008, and incorporated herein by reference)
10.24
Amendment No. 4 to Employment Agreement of Dave Schaeffer, dated as of February 26, 2010 (previously filed as Exhibit 10.25 to our Annual Report on Form 10-K, filed on March 1, 2010, and incorporated herein by reference)
10.25
Form of Restricted Stock Award made to Mr. Schaeffer on April 15, 2010 (incorporated by reference to Exhibit 10.2 to our Periodic Report on Form 8-K, filed on April 20, 2010, and incorporated herein by reference).
10.26
Form of Restricted Stock Award to Vice Presidents on April 15, 2010 (incorporated by reference to Exhibit 10.3 to our Periodic Report on Form 8-K, filed on April 20, 2010, and incorporated herein by reference)
10.27
Amendment No. 5 to Employment Agreement of Dave Schaeffer, dated April 7, 2010 (previously filed as Exhibit 10.1 to our Periodic Report on Form 8-K, filed on April 7, 2010, and incorporated herein by reference).
21.1	Subsidiaries (filed herewith)
23.1	Consent of Ernst & Young LLP (filed herewith)
31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer (filed herewith)
32.2	Certification of Chief Financial Officer (filed herewith)
99.1
Policy Against Excise Tax Gross-ups on "Golden Parachute" Payments, with effect from April 7, 2010 (previously filed as Exhibit 99.1 to our Periodic Report on Form 8-K, filed on April 7, 2010, and incorporated herein by reference).

  *
  Confidential treatment requested and obtained as to certain portions. Portions have been omitted pursuant to this request where indicated by an asterisk.

Schedule II

COGENT COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses(a)	Deductions	Balance at End of Period
Allowance for doubtful accounts (deducted from accounts receivable)
Year ended December 31, 2008	$1,159	$5,677	$4,922	$1,914
Year ended December 31, 2009	$1,914	$5,531	$4,929	$2,516
Year ended December 31, 2010	$2,516	$5,456	$5,508	$2,464
Allowance for Unfulfilled Customer Purchase Obligations (deducted from accounts receivable)
Year ended December 31, 2008	$1,107	$24,481	$24,257	$1,331
Year ended December 31, 2009	$1,331	$11,729	$11,264	$1,796
Year ended December 31, 2010	$1,796	$4,934	$5,154	$1,576

(a)
Bad debt expense, net of recoveries, was approximately $4.6 million for the year ended December 31, 2008, $4.9 million for the year ended December 31, 2009 and $4.3 million for the year ended December 31, 2010.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COGENT COMMUNICATIONS GROUP, INC.
Dated: February 28, 2011	By:	/s/ DAVID SCHAEFFER Name: David Schaeffer Title: Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID SCHAEFFER David Schaeffer	Chairman and Chief Executive Officer (Principal Executive Officer)	February 28, 2011
/s/ THADDEUS G. WEED Thaddeus G. Weed	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2011
/s/ EREL MARGALIT Erel Margalit	Director	February 28, 2011
/s/ TIMOTHY WEINGARTEN Timothy Weingarten	Director	February 28, 2011
/s/ STEVEN BROOKS Steven Brooks	Director	February 28, 2011
/s/ RICHARD T. LIEBHABER Richard T. Liebhaber	Director	February 28, 2011
/s/ DAVID BLAKE BATH David Blake Bath	Director	February 28, 2011
/s/ MARC MONTAGNER Marc Montagner	Director	February 28, 2011