Form 10-Q
period 2011-03-31
COGENT COMMUNICATIONS GROUP INC
filed 2011-05-06
CIK 1158324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

Common Stock, $.001 par value 45,970,653 Shares Outstanding as of April 30, 2011

INDEX

PART I FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets of Cogent Communications Group, Inc., and Subsidiaries as of March 31, 2011 (Unaudited) and December 31, 2010
Condensed Consolidated Statements of Operations of Cogent Communications Group, Inc., and Subsidiaries for the Three Months Ended March 31, 2011 and March 31, 2010 (Unaudited)
Condensed Consolidated Statements of Cash Flows of Cogent Communications Group, Inc., and Subsidiaries for the Three months Ended March 31, 2011 and March 31, 2010 (Unaudited)
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
SIGNATURES
CERTIFICATIONS

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2011 AND DECEMBER 31, 2010
(IN THOUSANDS, EXCEPT SHARE DATA)

	March 31, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$225,342	$56,283
Accounts receivable, net of allowance for doubtful accounts of $2,468 and $2,464 respectively	24,477	23,702
Prepaid expenses and other current assets	11,117	8,654
Total current assets	260,936	88,639
Property and equipment, net	300,675	280,455
Deposits and other assets - $467 and $462 restricted, respectively	11,297	7,009
Total assets	$572,908	$376,103

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$13,207	$15,979
Accrued liabilities	20,017	19,538
Current maturities, capital lease obligations	7,676	6,143
Total current liabilities	40,900	41,660
Senior secured notes	175,000	—
Capital lease obligations, net of current maturities	121,474	105,562
Convertible senior notes, net of discount of $19,453 and $20,758 respectively	72,525	71,220
Other long term liabilities	6,055	5,860
Total liabilities	415,954	224,302
Commitments and contingencies:
Stockholders’ equity:
Common stock, $0.001 par value; 75,000,000 shares authorized; 45,971,294 and 45,838,510 shares issued and outstanding, respectively	46	46
Additional paid-in capital	485,183	482,737
Accumulated other comprehensive income	4,029	1,044
Accumulated deficit	(332,304)	(332,026)
Total stockholders’ equity	156,954	151,801
Total liabilities and stockholders’ equity	$572,908	$376,103

The accompanying notes are an integral part of these condensed consolidated balance sheets.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND MARCH 31, 2010
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
	(Unaudited)	(Unaudited)
Service revenue	$73,460	$62,776
Operating expenses:
Network operations (including $140 and $47 of equity-based compensation expense, respectively, exclusive of depreciation and amortization shown separately below)	31,773	28,098
Selling, general, and administrative (including $1,956 and $1,118 of equity-based compensation expense, respectively)	19,538	18,519
Asset impairment	—	594
Depreciation and amortization	14,791	12,877
Total operating expenses	66,102	60,088
Operating income	7,358	2,688
Interest income and other, net	230	379
Interest expense	(7,585)	(4,092)
Income (loss) before income taxes	3	(1,025)
Income tax (provision) benefit	(281)	455
Net loss	$(278)	$(570)

Net loss per common share:
Basic and diluted net loss per common share	$(0.01)	$(0.01)

Weighted-average common shares—basic and diluted	44,731,858	44,464,821

The accompanying notes are an integral part of these condensed consolidated statements of operations.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND MARCH 31, 2010
(IN THOUSANDS)

	Three months Ended March 31, 2011	Three months Ended March 31, 2010
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net cash provided by operating activities	$13,468	$15,309
Cash flows from investing activities:
Purchases of property and equipment	(12,842)	(11,333)
Proceeds from dispositions of assets	2	230
Net cash used in investing activities	(12,840)	(11,103)
Cash flows from financing activities:
Proceeds from issuance of senior secured notes, net	170,513	—
Proceeds from exercises of stock options	67	14
Repayments of capital lease obligations	(3,032)	(4,943)
Net cash provided by (used in) financing activities	167,548	(4,929)
Effect of exchange rate changes on cash	883	(198)
Net increase (decrease) in cash and cash equivalents	169,059	(921)
Cash and cash equivalents, beginning of period	56,283	55,929
Cash and cash equivalents, end of period	$225,342	$55,008

Supplemental disclosure of cash flow information:
Capital lease obligations incurred	$16,845	$5,417

The accompanying notes are an integral part of these condensed consolidated statements of cash flows.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010 and 2011
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

The Company offers on-net Internet access services exclusively through its own facilities, which run all the way to its customers’ premises. Because of its integrated network architecture, the Company is not dependent on local telephone companies to serve its on-net customers. The Company provides on-net Internet access to its net centric customers which include certain bandwidth-intensive users such as universities, other Internet service providers, telephone companies, cable television companies and commercial content providers at speeds up to 10 Gigabits per second. These customers generally receive service in colocation facilities and the Company’s data centers. The Company also offers Internet access services to its corporate customers in multi-tenant office buildings typically serving law firms, financial services firms, advertising and marketing firms and other professional services businesses. The Company operates data centers throughout North America and Europe that allow customers to colocate their equipment and access the Company’s network.

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited condensed consolidated financial statements reflect all normal recurring adjustments that the Company considers necessary for the fair presentation of its results of operations and cash flows for the interim periods covered, and of the financial position of the Company at the date of the interim condensed consolidated balance sheet. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. While the Company believes that the disclosures are adequate to not make the information misleading, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in its 2010 annual report on Form 10-K.

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

Foreign currency translation adjustment and comprehensive (loss) income

The Company’s only component of “other comprehensive income” is the currency translation adjustment for all periods presented.

	Three months ended March 31, 2010	Three months ended March 31, 2011
Net loss	$(570)	$(278)
Foreign currency translation	(1,151)	2,985
Comprehensive (loss) income	$(1,721)	$2,707

Financial instruments

At December 31, 2010 and March 31, 2011, the carrying amount of cash and cash equivalents, accounts receivable, prepaid and other current assets, accounts payable, and accrued expenses approximated fair value because of the short-term nature of these instruments. The Company measures its cash equivalents at fair value based upon quoted (Level 1) market prices and at amortized cost, which approximates fair value. Based upon the quoted (Level 1) market price at March 31, 2011, the fair values of the Company’s $92.0 million convertible senior notes and the Company’s $175.0 million senior secured notes were approximately $80.9 million and $179.8 million, respectively.

The Company was party to letters of credit totaling approximately $0.5 million as of December 31, 2010 and March 31, 2011. These letters of credit are secured by investments totaling approximately $0.5 million at December 31, 2010 and March 31, 2011, that are restricted and included in other assets.

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

Shares of restricted stock are included in the computation of basic EPS as they vest and are included in diluted EPS, to the extent they are dilutive, determined using the treasury stock method. As of March 31, 2010 and March 31, 2011, 0.4 million and 1.2 million unvested shares of restricted common stock, respectively, are not included in the computation of diluted loss per share, as the effect would be anti-dilutive.

Using the “if-converted” method, the shares issuable upon conversion of the Company’s 1.00% Convertible Senior Notes (the “Convertible Notes”) were anti-dilutive for the three months ended March 31, 2010 and 2011. Accordingly, the impact has been excluded from the computation of diluted loss per share. The Convertible Notes are convertible into shares of the Company’s common stock at an initial conversion price of $49.18 per share, yielding 1.9 million shares at December 31, 2010 and March 31, 2011, subject to certain adjustments set forth in the indenture.

The Company computes the dilutive effect of outstanding options using the treasury stock method. For the three months ended March 31, 2010 and 2011, options to purchase 0.4 million and 0.3 million shares of common stock, respectively, at weighted-average exercise prices of $12.58 and $11.31 per share, respectively, are not included in the computation of diluted loss per share as the effect would be anti-dilutive.   For the three months ended March 31, 2010 and 2011, the Company’s employees exercised options for 1,881 and 9,284 common shares, respectively.

Recent accounting pronouncements— adopted

In September 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, Multiple Element Arrangements. ASU 2009-13 addresses the determination of when the individual deliverables included in a multiple arrangement may be treated as separate units of accounting. ASU 2009-13 also modifies the manner in which the transaction consideration is allocated across separately identified deliverables and establishes definitions for determining fair value of elements in an arrangement. The Company adopted this standard on January 1, 2011. The adoption of this standard update did not have an impact on the Company’s consolidated financial statements.

2.             Property and equipment:

Depreciation and amortization expense related to property and equipment and capital leases was $13.4 million and $14.7 million for the three months ended March 31, 2010 and 2011, respectively. In the three months ended March 31, 2010 the Company recorded an impairment charge for certain property and equipment totaling $0.6 million.  There were no such charges in the three months ended March 31, 2011.

Capitalized network construction labor and related costs

The Company capitalized salaries and related benefits of employees working directly on the construction and build-out of its network of $1.5 million and $1.9 million for the three months ended March 31, 2010 and 2011, respectively.

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

3.             Long -term debt:

Senior secured notes

On January 26, 2011, the Company issued its 8.375% Senior Secured Notes (the “Senior Notes”) due February 15, 2018, for an aggregate principal amount of $175.0 million in a private offering for resale to qualified institutional buyers pursuant to SEC Rule 144A. The Senior Notes are secured and bear interest at 8.375% per annum. Interest is payable in cash semiannually in arrears on February 15 and August 15, of each year, beginning on August 15, 2011. The Company received net proceeds of approximately $170.5 million after deducting $4.5 million of issuance costs (included in deposits and other assets in the accompanying March 31, 2011 balance sheet). The Company intends to use the net proceeds from the Senior Notes for general corporate purposes and/or repurchases of its common stock or its Convertible Notes, or a special dividend to its stockholders. In the three months ended March 31, 2011, the Company incurred approximately $2.8 million of interest expense related to the issuance of the Senior Notes.

The Senior Notes are fully guaranteed on a senior secured basis, jointly and severally, by each of the Company’s existing domestic and future material domestic subsidiaries, subject to certain exceptions and permitted liens. Under certain circumstances, the Company’s subsidiaries may be released from these guarantees without the consent of the holders of the Senior Notes. The Senior Notes and the guarantees are secured by (i) first priority liens on substantially all of the Company’s and its guarantors’ assets, (ii) all of the equity interests in any of its domestic subsidiaries and (iii) 65% of the equity interests of its first-tier foreign subsidiaries held by the Company and its guarantors. The Senior Notes and the guarantees represent the Company’s and the guarantors’ senior secured obligations and effectively rank equally and ratably with all of its and the guarantors’ existing and future first lien obligations, to the extent of the value of the collateral securing such indebtedness, subject to permitted liens; are structurally subordinated to any existing and future indebtedness and liabilities of non-guarantor subsidiaries and rank equally in right of payment with all of its and the guarantors’ existing and future senior indebtedness.

The Company may redeem the Senior Notes, in whole or in part, at any time prior to February 15, 2015 at a price equal to 100% of the principal amount plus a “make-whole” premium, plus accrued and unpaid interest, if any, to the date of redemption. The “make whole” premium means, with respect to a note at any date of redemption, the greater of (i) 1.0% of the then-outstanding principal amount of such note and (ii) the excess of (A) the present value at such date of redemption of (1) the redemption price of such note at February 15, 2015, plus (2) all remaining required interest payments due on such note through February15, 2015 (excluding accrued but unpaid interest to the date of redemption), computed using a discount rate equal to the Treasury Rate as of such date of redemption plus 50 basis points, over (B) the then-outstanding principal amount of such note.  The Company may also redeem the Senior Notes, in whole or in part, at any time on or after February 15, 2015 at the applicable redemption prices specified under the indenture governing the Senior Notes plus accrued and unpaid interest, if any, to the date of redemption. The redemption prices (expressed as a percentage of the principal amount) are 104.118% during the 12-month period beginning on February 15, 2015, 102.094% during the 12-month period beginning on February 15, 2016 and 100.0% during the 12-month period beginning on February 15, 2017 and thereafter.  In addition, the Company may redeem up to 35% of the Senior Notes before February 15, 2014 with the net cash proceeds from certain equity offerings at a redemption price of 108.375% of the principal amount plus accrued and unpaid interest. If the Company experiences specific kinds of changes of control, the Company must offer to repurchase all of the Senior Notes at a purchase price of 101.0% of their principal amount, plus accrued and unpaid interest, if any, to the repurchase date.

The Company must offer to purchase with the proceeds of certain sales of assets totaling $20.0 million or greater, Senior Notes at 100.0% of the principal value of the notes plus accrued and unpaid interest.  In the event of default, as defined in the indenture, holders of not less than 25.0% in aggregate principal amount of the Senior Notes then outstanding may declare all unpaid principal and accrued interest on all Senior Notes to be due and immediately payable.

The indenture governing the Senior Notes, among other things, limits the Company’s ability and its guarantors’ ability to incur indebtedness; to pay dividends or make other distributions; to make certain investments and other restricted payments; to create liens; consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; to incur restrictions on the ability of a subsidiary to pay dividends or make other payments; and to enter into certain transactions with its affiliates.

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

The Convertible Notes are convertible into shares of the Company’s common stock at an initial conversion price of $49.18 per share, or 20.3355 shares for each $1,000 principal amount of Convertible Notes, subject to adjustment for certain events as set forth in the indenture.

Depending upon the price of the Company’s common stock at the time of conversion, holders of the Convertible Notes will receive additional shares of the Company’s common stock. Upon conversion of the Convertible Notes, the Company will have the right to deliver shares of its common stock, cash or a combination of cash and shares of its common stock. The Convertible Notes are convertible (i) during any fiscal quarter after the fiscal quarter ending September 30, 2007, if the closing sale price of the Company’s common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter exceeds 130% of the conversion price in effect on the last trading day of the immediately preceding fiscal quarter, or (ii) specified corporate transactions occur, or (iii) the trading price of the Convertible Notes falls below a certain threshold, or (iv) if the Company calls the Convertible Notes for redemption, or (v) on or after April 15, 2027, until maturity. In addition, following specified corporate transactions, the Company will increase the conversion rate for holders who elect to convert notes in connection with such corporate transactions, provided that in no event may the shares issued upon conversion, as a result of adjustment or otherwise, result in the issuance of more than 35.5872 common shares per $1,000 principal amount. The Convertible Notes include an “Irrevocable Election of Settlement” whereby the Company may choose, in its sole discretion, and without the consent of the holders of the Convertible Notes, to waive its right to settle the conversion feature in either cash or stock or in any combination at its option. The Convertible Notes may be redeemed by the Company at any time after June 20, 2014 at a redemption price of 100% of the principal amount plus accrued interest. Holders of the Convertible Notes have the right to require the Company to repurchase for cash all or some of their notes on June 15, 2014, 2017 and 2022 and upon the occurrence of certain designated events at a redemption price of 100% of the principal amount plus accrued interest.

Under the terms of the Convertible Notes, the Company is required to use reasonable efforts to file and maintain a shelf registration statement with the SEC covering the resale of the Convertible Notes and the common stock issuable on conversion of the Convertible Notes. If the Company fails to meet these terms, the Company will be required to pay special interest on the Convertible Notes in the amount of 0.25% for the first 90 days after the occurrence of the failure to meet and 0.50% thereafter. In addition to the special interest, additional interest of 0.25% per annum will accrue in the event of default, as defined in the indenture. The Company filed a shelf registration statement registering the Convertible Notes and common stock issuable upon conversion of the Convertible Notes in July 2007.

The debt and equity components for the Convertible Notes were as follows (in thousands):

	December 31,	March 31,
	2010	2011

Principal amount	$91,978	$91,978
Unamortized discount	(20,758)	(19,453)
Net carrying amount	71,220	72,525
Additional paid-in capital	74,933	74,933

At March 31, 2011, the unamortized discount had a remaining recognition period of approximately 3.3 years.  The amount of interest expense recognized and effective interest rate for the three months ended March 31 were as follows (in thousands):

	2010	2011

Contractual coupon interest	$230	$230
Amortization of discount and costs on Notes	1,201	1,308
Interest expense	$1,431	$1,538

Effective interest rate	8.7%	8.7%

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

Income taxes

In the normal course of business the Company takes positions on its tax returns that may be challenged by taxing authorities. The Company evaluates all uncertain tax positions to assess whether the position will more likely than not be sustained upon examination. If the Company determines that the tax position is more likely than not to be sustained, the Company records the amount of the benefit that is more likely than not to be realized when the tax position is settled. This liability, including accrued interest and penalties, is included in other long-term liabilities in the accompanying balance sheets and was $0.9 million as of December 31, 2010 and March 31, 2011. During the three months ended March 31, 2010 and March 31, 2011 the Company recognized approximately $15,000 and $20,000 in interest and penalties related to its uncertain tax positions. The Company does not expect the final resolution of tax examinations to have a material impact on the Company’s financial results in the next 12 months.

Incentive award plan

The Company granted restricted shares that are subject to certain performance conditions based upon the Company’s operating metrics for 2010 and 2011. The Company recorded approximately $0.4 million of equity-based compensation expense related to the restricted shares subject to performance conditions for 2010 and 2011 in the first quarter of 2011 since it was considered probable that the performance conditions for 2011 would be met and the performance conditions for 2010 were met. There was no equity-based compensation expense related to restricted shares subject to performance conditions for the three months ended March 31, 2010.

5.             Related party transactions:

Office lease

The Company’s headquarters is located in an office building owned by a partnership (6715 Kenilworth Avenue Partnership). The two owners of the partnership are the Company’s Chief Executive Officer, who has a 51% interest in the partnership and his wife, Ruth Schaeffer, who has a 49% interest in the partnership. The Company paid $0.1 million for the three months ended March 31, 2010 and 2011 in rent and related costs (including taxes and utilities) to this partnership under a lease that expires in August 2012. The dollar value of the Company’s Chief Executive Officer’s interest and his wife’s interest in the lease payments for the three months ended March 31, 2010 and 2011 was approximately one-half of the amounts for each period.  If the Company’s Chief Executive Officer’s interest is combined with that of his wife then the total dollar value of his interest in the lease payments for the three months ended March 31, 2010 and 2011 was the payment amount.

6.             Segment information:

The Company operates as one operating segment. Below are the Company’s service revenue and long lived assets by geographic region (in thousands):

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2011
Service revenue
North America	$48,231	$57,252
Europe	14,545	16,208
Total	$62,776	$73,460

	December 31, 2010	March 31, 2011
Long lived assets, net
North America	$221,312	$221,273
Europe	59,252	79,504
Total	$280,564	$300,777

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

Future economic instability in the global economy,  which could affect spending on Internet services; the impact of changing foreign exchange rates (in particular the Euro to USD and Canadian to USD exchange rates) on the translation of our non-USD denominated revenues, expenses, assets and liabilities;  legal and operational difficulties in new markets; the imposition of a requirement that we contribute to the Universal Service Fund; changes in government policy and/or regulation, including pending net neutrality rules by the United States Federal Communications Commission and in the area of data protection; increasing competition leading to lower prices for our services; our ability to attract new customers and to increase and maintain the volume of traffic on our network; the ability to maintain our Internet peering arrangements on favorable terms; our reliance on an equipment vendor, Cisco Systems Inc., and the potential for hardware or software problems associated with such equipment; the dependence of our network on the quality and dependability of third-party fiber providers; our ability to retain certain customers that comprise a significant portion of our revenue base; the management of network failures and/or disruptions; and outcomes in litigation as well as other risks discussed from time to time in our filings with the Securities and Exchange Commission, including, without limitation, our annual report on Form 10-K for the fiscal year ended December 31, 2010.

General Overview

We are a leading facilities-based provider of low-cost, high-speed Internet access and IP communications services. Our network is specifically designed and optimized to transmit data using IP. IP networks are significantly less expensive to operate and are able to achieve higher performance levels than the traditional circuit-switched networks used by many of our competitors when providing Internet access services, thus, we believe, giving us cost and performance advantages. We deliver our services to small and medium-sized businesses, communications service providers and other bandwidth-intensive organizations through approximately 26,100 customer connections in North America and Europe.

Our on-net service consists of high-speed Internet access and IP connectivity ranging from 0.5 Megabits per second to 10 Gigabits per second of bandwidth. We offer our on-net services to customers located in buildings that are physically connected to our network. Off-net services are sold to businesses that are connected to our network primarily by means of “last mile” access service lines obtained from other carriers, primarily in the form of Ethernet, T-1 and T-3 services. Our non-core services, which consist primarily of legacy services of companies whose assets or businesses we have acquired primarily including voice services (only provided in Toronto, Canada). We do not actively market non-core services and expect the service revenue associated with them to continue to decline.

We provide on-net Internet access to net centric customers and corporate customers.  Our net centric customers include certain bandwidth-intensive users such as universities, other Internet service providers, telephone companies, cable television companies and commercial content providers. These net centric customers generally receive service in colocation facilities and in our data centers.   Our corporate customers include law firms, financial services firms, advertising and marketing firms and other professional services businesses.  Our corporate customers receive our service in multi-tenant office buildings.

Our network is comprised of in-building riser facilities, metropolitan optical fiber networks, metropolitan traffic aggregation points and inter-city transport facilities. Our network is physically connected entirely through our facilities to 1,609 buildings in which we provide our on-net services, including 1,133 multi-tenant office buildings. We also provide on-net services in carrier-neutral colocation facilities, Cogent controlled data centers and single-tenant office buildings. Because of our integrated network architecture, we are not dependent on local telephone companies to serve our on-net customers. We emphasize the sale of on-net services because we believe we have a competitive advantage in providing these services and these services generate gross profit margins that are greater than the gross profit margins on our off-net services.

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

We are expanding our network to locations that we believe can be economically integrated and represent significant concentrations of Internet traffic. We continue to purchase and deploy network equipment to parts of our network to maximize the utilization of our assets and to expand our network. Our future capital expenditures will be based primarily on our planned expansion of our network, the addition of on-net buildings and the concentration and growth of our customer base. We plan to continue to expand our network and to increase our number of on-net buildings served by our network.  Many factors can affect our ability to add buildings to our network.  These factors include the willingness of building owners to grant us access rights, the availability of optical fiber networks to serve those buildings, and equipment availability. One of our keys to developing a profitable business will be to carefully match the expense of extending our network to reach new customers with the revenue expected to be generated by those customers.

Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2011

The following summary table presents a comparison of our results of operations for the three months ended March 31, 2010 and 2011with respect to certain key financial measures. The comparisons illustrated in the table are discussed in greater detail below.

	Three months ended March 31,		Percent
	2010	2011	Change
	(in thousands)
Service revenue	$62,776	$73,460	17.0%
On-net revenue	49,635	56,772	14.4%
Off-net revenue	12,316	15,951	29.5%
Non-core revenue	825	737	(10.7)%
Network operations expenses (1)	28,051	31,633	12.8%
Selling, general, and administrative expenses (2)	17,401	17,582	1.0%
Equity-based compensation expense	1,165	2,096	79.9%
Asset impairment	594	—	(100.0)%
Depreciation and amortization expenses	12,877	14,791	14.9%
Interest expense	4,092	7,585	85.4%
Income tax benefit (provision)	455	(281)	(161.8)%

(1)  Excludes equity-based compensation expenses of $47 and $140 in the three months ended March 31, 2010 and 2011, respectively, which, if included would have resulted in a period-to-period change of 13.1%.

(2)  Excludes equity-based compensation expenses of $1,118 and $1,956 in the three months ended March 31, 2010 and 2011, respectively, which, if included would have resulted in a period-to-period change of 5.5%.

Service Revenue. Our service revenue increased 17.0% from $62.8 million for the three months ended March 31, 2010 to $73.5 million for the three months ended March 31, 2011. The impact of exchange rates resulted in an increase of revenues for the three months ended March 31, 2011 of approximately $0.1 million.  All foreign currency comparisons herein reflect our first quarter 2011 results translated at the average foreign currency exchange rates for the first quarter of 2010.  For the three months ended March 31, 2010 and 2011, on-net, off-net and non-core revenues represented 79.1%, 19.6% and 1.3% and 77.3%, 21.7% and 1.0% of our service revenue, respectively.

Revenues from our corporate and net centric customers represented 47.5% and 52.5% of total service revenue, respectively, for the three months ended March 31, 2010 and represented 49.2% and 50.8% of total service revenue, respectively, for the three months ended March 31, 2011.  Revenues from corporate customers increased 21.2% from $29.8 million for the three months ended March 31, 2010 to $36.1 million for the three months ended March 31, 2011.  Revenues from our net-centric customers increased 13.2% from $33.0 million for the three months ended March 31, 2010 to $37.3 million for the three months ended March 31, 2011.

Our on-net revenues increased 14.4% from $49.6 million for the three months ended March 31, 2010 to $56.8 million for the three months ended March 31, 2011. Our on-net revenues increased as we increased the number of our on-net customer connections by 20.9% from approximately 18,100 at March 31, 2010 to approximately 21,900 at March 31, 2011. On-net customer connections increased at a greater rate than on-net revenues due to a decline in the average revenue per on-net customer connection, primarily from our net centric customers. This decline is partly attributed to a shift in the customer connection mix and due to volume and term based pricing discounts. On-net customers who cancel their service from our installed base of customers, in general, have greater average revenue per connection than new customers. These trends resulted in a reduction to our average revenue per on-net connection.

Our off-net revenues increased 29.5% from $12.3 million for the three months ended March 31, 2010 to $16.0 million for the three months ended March 31, 2011.  Our off-net revenues increased as we increased the number of our off-net customer connections by 10.0% from approximately 3,300 at March 31, 2010 to approximately 3,640 at March 31, 2011.  Off-net revenues increased at a greater rate than off-net customer connections due to an increase in the average revenue per off-net customer connection. Off-net customers who cancel their service, in general, have a lower average revenue per connection than new off-net customers who generally purchase higher-bandwidth connections.

Our non-core revenues decreased 10.7% from $0.8 million for the three months ended March 31, 2010 to $0.7 million for the three months ended March 31, 2011. The number of our non-core customer connections decreased 24.7% from approximately 830 at March 31, 2010 to approximately 630 at March 31, 2011. We do not actively market these acquired non-core services and expect that the service revenue associated with them will continue to decline.

Network Operations Expenses. Our network operations expenses, excluding equity-based compensation expense, increased 12.8% from $28.1 million for the three months ended March 31, 2010 to $31.6 million for the three months ended March 31, 2011. The increase is primarily attributable to an increase in costs related to our network and facilities expansion activities and the increase in our off-net revenues.  When we provide off-net revenues we also assume the cost of the associated tail-circuits.  The impact of exchange rates had no material impact on network operations expenses for the three months ended March 31, 2011.

Selling, General, and Administrative (“SG&A”) Expenses. Our SG&A expenses, excluding equity-based compensation expense, increased 1.0% from $17.4 million for the three months ended March 31, 2010 to $17.6 million for the three months ended March 31, 2011. SG&A expenses increased primarily from the increase in salaries and related costs required to support our expanding sales and marketing efforts. The impact of exchange rates had no material impact on SG&A expenses for the three months ended March 31, 2011.

Equity-based Compensation Expense. Equity-based compensation expense results from grants of restricted stock and stock options. Equity-based compensation expense increased 79.9% from $1.2 million for the three months ended March 31, 2010 to $2.1 million for the three months ended March 31, 2011. In the second quarter of 2010, we granted approximately 0.9 million restricted shares to certain of our employees that will vest over a three year period. These restricted shares were valued at approximately $9.6 million and are recognized as equity-based compensation expense on a straight-line basis over the three year service period. We also granted 0.1 million restricted shares that are subject to certain performance conditions based upon our operating metrics for 2010 and 2011. We recorded approximately $0.4 million of equity-based compensation expense related to the restricted shares subject to performance conditions for 2010 and 2011 in the first quarter of 2011 since it was considered probable that the performance conditions for 2011 would be met and the performance conditions for 2010 were met. There was no equity-based compensation expense related to restricted shares subject to performance conditions for the three months ended March 31, 2010. The impact of exchange rates had no material impact on equity-based compensation expense for the three months ended March 31, 2011.

Asset Impairment.     In the three months ended March 31, 2010, we recorded an impairment charge of $0.6 million related to certain property and equipment that were no longer in use. There were no such charges in the three months ended March 31, 2011.

Depreciation and Amortization Expenses. Our depreciation and amortization expense increased 14.9% from $12.9 million for the three months ended March 31, 2010 to $14.8 million for the three months ended March 31, 2011. The increase is primarily due to the depreciation expense associated with the increase in deployed fixed assets and the impact of an adjustment to our asset retirement obligation recorded in the three months ended March 31, 2010.  In the first quarter of 2010, we determined that our estimates of restoration costs for our leased facility asset retirement obligations were too high based on current costs to restore and changes in the expected timing of the payment of those costs due to the extensions of lease terms. As a result, in the first quarter of 2010, we reduced our estimates of the cash flows that we believed will be required to settle our leased facility asset retirement obligations at the end of the respective lease terms, which resulted in a reduction to our asset retirement obligation liability.   These revisions reduced our asset retirement obligation liability by $0.9 million with an offsetting reduction to depreciation and amortization of $0.7 million and selling, general and administrative expenses of $0.2 million.  There were no such adjustments to our asset retirement obligations in the three months ended March 31, 2011.

Interest Expense.  Interest expense results from interest incurred on our $175.0 million of 8.375% Senior Secured Notes (the “Senior Notes”) issued in January 2011, our $92.0 million of 1.00% convertible senior notes (the “Convertible Notes”) issued in June 2007, and interest on our capital lease obligations.  Our interest expense increased 85.4% from $4.1 million for the three months ended March 31, 2010 to $7.6 million for the three months ended March 31, 2011.  The increase is attributed to approximately $2.8 million of interest expense related to the issuance of our Senior Notes and to an increase in our capital lease obligations.

Income Tax Benefit (Provision).  Our income tax benefit was $0.5 million for the three months ended March 31, 2010.  Our income tax provision was $0.3 million for the three months ended March 31, 2011. The net income tax benefit for the three months ended March 31, 2010 includes approximately $0.2 million for U.S. state income taxes offset by a tax benefit of $0.6 million from the recognition of a receivable for refunds of federal alternative minimum tax amounts that were paid in 2007 and 2008.  The income tax provision for the three months ended March 31, 2011 includes approximately $0.2 million for Canadian income taxes and $0.1 million for U.S. state and foreign income taxes.

Buildings On-net. As of March 31, 2010 and 2011, we had a total of 1,475 and 1,609 on-net buildings connected to our network, respectively.

Liquidity and Capital Resources

In assessing our liquidity, management reviews and analyzes our current cash balances, accounts receivable, accounts payable, accrued liabilities, capital expenditure commitments, and required capital lease and debt payments and other obligations.

Cash Flows

The following table sets forth our consolidated cash flows for the three months ended March 31, 2010 and three months ended March 31, 2011.

	Three months ended March 31,
(in thousands)	2010	2011
Net cash provided by operating activities	$15,309	$13,468
Net cash used in investing activities	(11,103)	(12,840)
Net cash (used in) provided by financing activities	(4,929)	167,548
Effect of exchange rates on cash	(198)	883
Net (decrease) increase in cash and cash equivalents during period	$(921)	$169,059

Net Cash Provided by Operating Activities.  Our primary sources of operating cash are receipts from our customers who are billed on a monthly basis for our services. Our primary uses of operating cash are payments made to our vendors and employees. Net cash provided by operating activities was $15.3 million for the three months ended March 31, 2010 compared to net cash provided by operating activities of $13.5 million for the three months ended March 31, 2011. The decrease in cash provided by operating activities is due to an increase in our operating profit offset by changes in operating assets and liabilities including the timing of certain vendor payments.

Net Cash Used In Investing Activities.  Net cash used in investing activities was $11.1 million for the three months ended March 31, 2010 and $12.8 million for the three months ended March 31, 2011.  Our primary use of investing cash for the three months ended March 31, 2010 and three months ended March 31, 2011 was $11.3 million and $12.8 million, respectively, for the purchases of property and equipment.

Net Cash (Used In) Provided By Financing Activities.  Net cash used in financing activities was $4.9 million for the three months ended March 31, 2010.  Net cash provided by financing activities was $167.5 million for the three months ended March 31, 2011.  Our primary use of financing cash for the three months ended March 31, 2010 was $4.9 million of principal payments under our capital lease obligations.  Our primary use of financing cash for the three months ended March 31, 2011 was $3.0 million of principal payments under our capital lease obligations. Our primary source of financing activities was $170.5 million of net proceeds from the issuance of our Senior Notes in January 2011.

Cash Position and Indebtedness

Our total indebtedness, net of discount, at March 31, 2011 was $376.7 million and our total cash and cash equivalents were $225.3 million. Our total indebtedness, net of discount, at March 31, 2011 includes $129.2 million of capital lease obligations for dark fiber primarily under long term IRU agreements.

Senior Secured Notes

In January 2011, we issued our Senior Notes due February 15, 2018, for an aggregate principal amount of $175.0 million in a private offering for resale to qualified institutional buyers pursuant to SEC Rule 144A. The Senior Notes are secured and bear interest at 8.375% per annum. Interest is payable in cash semiannually in arrears on February 15 and August 15, of each year, beginning on August 15, 2011. We received net proceeds of approximately $170.5 million after deducting $4.5 million of issuance costs. We intend to use the net proceeds from the Senior Notes for general corporate purposes and/or repurchases of our common stock or our Convertible Notes or a special dividend to our stockholders.

The Senior Notes are fully guaranteed on a senior secured basis, jointly and severally, by each of our existing domestic and future material domestic subsidiaries, subject to certain exceptions and permitted liens. Under certain circumstances, our subsidiaries may be released from these guarantees without the consent of the holders of the Senior Notes. The Senior Notes and the guarantees are secured by (i) first priority liens on substantially all of our and our guarantors’ assets, (ii) all of the equity interests in any of our domestic subsidiaries and (iii) 65% of the equity interests of our first-tier foreign subsidiaries held by us and our guarantors. The Senior Notes and the guarantees represent our and the guarantors’ senior secured obligations and effectively rank equally and ratably with all of our and the guarantors’ existing and future first lien obligations, to the extent of the value of the collateral securing such indebtedness, subject to permitted liens; are structurally subordinated to any existing and future indebtedness and liabilities of non-guarantor subsidiaries and rank equally in right of payment with all of our and the guarantors’ existing and future senior indebtedness.

We may redeem the Senior Notes, in whole or in part, at any time prior to February 15, 2015 at a price equal to 100% of the principal amount plus a “make-whole” premium, plus accrued and unpaid interest to the date of redemption. The “make-whole” premium means, with respect to a note at any date of redemption, the greater of (i) 1.0% of the then-outstanding principal amount of such note and (ii) the excess of (A) the present value at such date of redemption of (1) the redemption price of such note at February 15, 2015, plus (2) all remaining required interest payments due on such note through February 15, 2015 (excluding accrued but unpaid interest to the date of redemption), computed using a discount rate equal to the Treasury Rate as of such date of redemption plus 50 basis points, over (B) the then-outstanding principal amount of such note.  We may also redeem the Senior Notes, in whole or in part, at any time on or after February 15, 2015 at the applicable redemption prices specified under the indenture governing the Senior Notes plus accrued and unpaid interest, if any, to the date of redemption. The redemption prices (as a percentage of the principal amount) are 104.118% during the 12-month period beginning on February 15, 2015, 102.094% during the 12-month period beginning on February 15, 2016 and 100.0% during the 12-month period beginning on February 15, 2017 and thereafter.  In addition, we may redeem up to 35% of the Senior Notes before February 15, 2014 with the net cash proceeds from certain equity offerings at a redemption price of 108.375% of the principal amount plus accrued and unpaid interest. If we experience specific kinds of changes of control, we must offer to repurchase all of the Senior Notes at a purchase price of 101.0% of their principal amount, plus accrued and unpaid interest, if any, to the repurchase date.

We must offer to purchase with the proceeds of certain sales of assets totaling $20.0 million or greater, Senior Notes at 100% of the principal value of the notes plus accrued and unpaid interest.  In the event of default, as defined in the indenture, holders of not less than 25.0% in aggregate principal amount of the Senior Notes then outstanding may declare all unpaid principal and accrued interest on all Senior Notes to be due and immediately payable.

The indenture governing the Senior Notes, among other things, limits our ability and our guarantors’ ability to incur indebtedness; to pay dividends or make other distributions; to make certain investments and other restricted payments; to create liens; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; to incur restrictions on the ability of a subsidiary to pay dividends or make other payments; and to enter into certain transactions with our affiliates.

Convertible Senior Notes

In June 2007, we issued our Convertible Notes due June 15, 2027, in a private offering for resale to qualified institutional buyers pursuant to SEC Rule 144A. The Convertible Notes are unsecured and bear interest at 1.00% per annum. The Convertible Notes will rank equally with any future senior debt and senior to any future subordinated debt and are effectively subordinated to all of our subsidiary’s existing and future liabilities and to any secured debt that we may issue to the extent of the value of the collateral. Interest is payable in cash semiannually in arrears on June 15 and December 15, of each year, beginning on December 15, 2007.

The $92.0 million Convertible Notes are convertible into shares of our common stock at an initial conversion price of $49.18 per share, or 20.3355 shares for each $1,000 principal amount of Convertible Notes, subject to adjustment for certain events as set forth in the indenture. Upon conversion of the Convertible Notes, we will have the right to deliver shares of our common stock, cash or a combination of cash and shares of our common stock. The Convertible Notes are convertible (i) during any fiscal quarter after the fiscal quarter ending September 30, 2007, if the closing sale price of our common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter exceeds 130% of the conversion price in effect on the last trading day of the immediately preceding fiscal quarter, or (ii) specified corporate transactions occur, or (iii) the trading price of the Convertible Notes falls below a certain threshold, or (iv) if we call the Convertible Notes for redemption, or (v) on or after April 15, 2027, until maturity. In addition, following specified corporate transactions, we will increase the conversion rate for holders who elect to convert Convertible Notes in connection with such corporate transactions, provided that in no event may the shares issued upon conversion, as a result of adjustment or otherwise, result in the issuance of more than 35.5872 common shares per $1,000 principal amount. The Convertible Notes include an “Irrevocable Election of Settlement” whereby we may choose, in our sole discretion, and without the consent of the holders of the Convertible Notes, to waive our right to settle the conversion feature in either cash or stock or in any combination, at our option.

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

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments included in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2010.

Future Capital Requirements

We believe that our cash on hand and cash generated from our operating activities will be adequate to meet our working capital, capital expenditure, debt service, and other cash requirements if we execute our business plan.

Any future acquisitions or other significant unplanned costs or cash requirements in excess of amounts we currently hold may require that we raise additional funds through the issuance of debt or equity. We cannot assure you that such financing will be available on terms acceptable to us or our stockholders, or at all. Insufficient funds may require us to delay or scale back the number of buildings and markets that we add to our network, reduce our planned increase in our sales and marketing efforts, or require us to otherwise alter our business plan or take other actions that could have a material adverse effect on our business, results of operations and financial condition. If issuing equity securities raises additional funds, substantial dilution to existing stockholders may result.

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

Critical Accounting Policies and Significant Estimates

Management believes that as of March 31, 2011, there have been no material changes to our critical accounting policies and significant estimates from those listed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2010.

ITEM 3.                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Management believes that as of March 31, 2011, there have been no material changes to our exposures to market risk from those disclosed in Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” of our annual report on Form 10-K for the year ended December 31, 2010. Based upon the quoted market prices at March 31, 2011, the fair values of our $92.0 million Convertible Notes and $175.0 million Senior Notes were approximately $80.9 million and $179.8 million, respectively.

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

As required by SEC Rule 13a-15(b), an evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, our management, including our principal executive officer and our principal financial officer, concluded that the design and operation of these disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II   OTHER INFORMATION

ITEM 1.                  LEGAL PROCEEDINGS.

We are involved in legal proceedings in the normal course of our business that we do not expect to have a material impact on our operations or results of operations.  Note 4 of our interim condensed consolidated financial statements includes information on these proceedings.

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

Date: May 6, 2011	COGENT COMMUNICATIONS GROUP, INC.

	By:	/s/ David Schaeffer
Name: David Schaeffer
Title: Chairman of the Board and Chief Executive Officer

Date: May 6, 2011	By:	/s/ Thaddeus G. Weed
Name: Thaddeus G. Weed
Title: Chief Financial Officer (Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description
31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer (filed herewith)
32.2	Certification of Chief Financial Officer (filed herewith)