Form 10-Q
period 2011-06-30
COGENT COMMUNICATIONS GROUP INC
filed 2011-08-08
CIK 1158324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

Common Stock, $.001 par value 46,061,906 Shares Outstanding as of July 31, 2011

INDEX

PART I FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets of Cogent Communications Group, Inc., and Subsidiaries as of June 30, 2011 (Unaudited) and December 31, 2010
Condensed Consolidated Statements of Operations of Cogent Communications Group, Inc., and Subsidiaries for the Three Months Ended June 30, 2011 and June 30, 2010 (Unaudited)
Condensed Consolidated Statements of Operations of Cogent Communications Group, Inc., and Subsidiaries for the Six Months Ended June 30, 2011 and June 30, 2010 (Unaudited)
Condensed Consolidated Statements of Cash Flows of Cogent Communications Group, Inc., and Subsidiaries for the Six Months Ended June 30, 2011 and June 30, 2010 (Unaudited)
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
SIGNATURES
CERTIFICATIONS

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2011 AND DECEMBER 31, 2010
(IN THOUSANDS, EXCEPT SHARE DATA)

	June 30, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$227,246	$56,283
Accounts receivable, net of allowance for doubtful accounts of $2,602 and $2,464, respectively	26,352	23,702
Prepaid expenses and other current assets	11,135	8,654
Total current assets	264,733	88,639
Property and equipment, net	312,149	280,455
Deposits and other assets - $471 and $462 restricted, respectively	11,014	7,009
Total assets	$587,896	$376,103

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,938	$15,979
Accrued liabilities	23,966	19,538
Current maturities, capital lease obligations	8,204	6,143
Total current liabilities	43,108	41,660
Senior secured notes	175,000	—
Capital lease obligations, net of current maturities	127,444	105,562
Convertible senior notes, net of discount of $18,120 and $20,758, respectively	73,858	71,220
Other long term liabilities	6,232	5,860
Total liabilities	425,642	224,302
Commitments and contingencies:
Stockholders’ equity:
Common stock, $0.001 par value; 75,000,000 shares authorized; 46,028,272 and 45,838,510 shares issued and outstanding, respectively	46	46
Additional paid-in capital	487,523	482,737
Accumulated other comprehensive income	4,874	1,044
Accumulated deficit	(330,189)	(332,026)
Total stockholders’ equity	162,254	151,801
Total liabilities and stockholders’ equity	$587,896	$376,103

The accompanying notes are an integral part of these condensed consolidated balance sheets.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND JUNE 30, 2010
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010
	(Unaudited)	(Unaudited)
Service revenue	$75,580	$64,395
Operating expenses:
Network operations (including $126 and $95 of equity-based compensation expense, respectively, exclusive of depreciation and amortization shown separately below)	33,249	29,224
Selling, general, and administrative (including $1,881 and $1,701 of equity-based compensation expense, respectively)	18,926	18,091
Depreciation and amortization	14,734	14,099
Total operating expenses	66,909	61,414
Operating income	8,671	2,981
Interest income and other, net	298	383
Release of lease obligation (Note 2)	2,739	—
Interest expense	(9,135)	(4,148)
Income (loss) before income taxes	2,573	(784)
Income tax provision	(458)	(99)
Net income (loss)	$2,115	$(883)

Net income (loss) per common share:
Basic and diluted net income (loss) per common share	$0.05	$(0.02)

Weighted-average common shares - basic	45,021,507	44,525,633

Weighted-average common shares - diluted	45,548,725	44,525,633

The accompanying notes are an integral part of these condensed consolidated statements of operations.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND JUNE 30, 2010
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
	(Unaudited)	(Unaudited)
Service revenue	$149,039	$127,170
Operating expenses:
Network operations (including $266 and $142 of equity-based compensation expense, respectively, exclusive of depreciation and amortization shown separately below)	65,021	57,323
Selling, general, and administrative (including $3,837 and $2,818 of equity-based compensation expense, respectively)	38,465	36,608
Asset impairment	—	594
Depreciation and amortization	29,525	26,975
Total operating expenses	133,011	121,500
Operating income	16,028	5,670
Interest income and other, net	529	762
Release of lease obligation (Note 2)	2,739	—
Interest expense	(16,720)	(8,241)
Income (loss) before income taxes	2,576	(1,809)
Income tax (provision) benefit	(739)	356
Net income (loss)	$1,837	$(1,453)

Net income (loss) per common share:
Basic and diluted net income (loss) per common share	$0.04	$(0.03)

Weighted-average common shares - basic	45,017,518	44,521,667

Weighted-average common shares - diluted	45,575,535	44,521,667

The accompanying notes are an integral part of these condensed consolidated statements of operations.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND JUNE 30, 2010
(IN THOUSANDS)

	Six months Ended June 30, 2011	Six months Ended June 30, 2010
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net cash provided by operating activities	$32,622	$30,510
Cash flows from investing activities:
Purchases of property and equipment	(25,995)	(24,521)
Proceeds from dispositions of assets	2	234
Net cash used in investing activities	(25,993)	(24,287)
Cash flows from financing activities:
Proceeds from issuance of senior secured notes, net	170,512	—
Proceeds from exercises of stock options	155	77
Repayments of capital lease obligations	(7,452)	(8,517)
Net cash provided by (used in) financing activities	163,215	(8,440)
Effect of exchange rate changes on cash	1,119	(1,277)
Net increase (decrease) in cash and cash equivalents	170,963	(3,494)
Cash and cash equivalents, beginning of period	56,283	55,929
Cash and cash equivalents, end of period	$227,246	$52,435

Supplemental disclosure of cash flow information:
Capital lease obligations incurred	$28,567	$15,113

The accompanying notes are an integral part of these condensed consolidated statements of cash flows.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010 and 2011
(unaudited)

1.             Description of the business, basis of presentation and recent developments:

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

Foreign currency translation adjustment and comprehensive (loss) income

The Company’s only component of “other comprehensive income” is the currency translation adjustment for all periods presented.

	Three months ended June 30, 2010	Three months ended June 30, 2011	Six months ended June 30, 2010	Six months ended June 30, 2011
Net (loss) income	$(883)	$2,115	$(1,453)	$1,837
Currency translation	(2,905)	845	(4,056)	3,830
Comprehensive (loss) income	$(3,788)	$2,960	$(5,509)	$5,667

Financial instruments

At December 31, 2010 and June 30, 2011, the carrying amount of cash and cash equivalents, accounts receivable, prepaid and other current assets, accounts payable, and accrued expenses approximated fair value because of the short-term nature of these instruments. The Company measures its cash equivalents at fair value based upon quoted (Level 1) market prices and at amortized cost, which approximates fair value. Based upon the quoted (Level 1) market price at June 30, 2011, the fair values of the Company’s $92.0 million convertible senior notes and the Company’s $175.0 million senior secured notes were approximately $75.4 million and $180.3 million, respectively.

The Company was party to letters of credit totaling approximately $0.5 million as of December 31, 2010 and June 30, 2011. These letters of credit are secured by investments totaling approximately $0.5 million at December 31, 2010 and June 30, 2011, that are restricted and included in other assets.

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

Shares of restricted stock are included in the computation of basic EPS as they vest and are included in diluted EPS, to the extent they are dilutive, determined using the treasury stock method. For the three and six months ended June 30, 2010 and 2011, 1.3 million, 1.3 million, 0.2 million and 0.1 million unvested shares of restricted common stock, respectively, are not included in the computation of diluted (loss) income per share, as the effect would be anti-dilutive.

Using the “if-converted” method, the shares issuable upon conversion of the Company’s 1.00% Convertible Senior Notes (the “Convertible Notes”) were anti-dilutive for the three and six months ended June 30, 2010 and 2011. Accordingly, the impact has been excluded from the computation of diluted (loss) income per share. The Convertible Notes are convertible into shares of the Company’s common stock at an initial conversion price of $49.18 per share, yielding 1.9 million shares at December 31, 2010 and June 30, 2011, subject to certain adjustments set forth in the indenture.

The Company computes the dilutive effect of outstanding options using the treasury stock method. For the three and six months ended June 30, 2010 and 2011, options to purchase approximately 0.2 million shares of common stock at weighted-average exercise prices of $16.53, $18.10, $17.40 and $17.26 per share, respectively, are not included in the computation of diluted (loss) income per share as the effect would be anti-dilutive.   For the three and six months ended June 30, 2010 and 2011, the Company’s employees exercised options for 11,000, 13,000, 9,000 and 18,000 common shares, respectively.

The following details the determination of the diluted weighted average shares for the three and six months ended June 30, 2011.

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Weighted average common shares outstanding - basic	45,021,507	45,017,518
Dilutive effect of shares of restricted stock	433,777	464,733
Dilutive effect of stock options	93,441	93,284
Weighted average shares - diluted	45,548,725	45,575,535

2.             Property and equipment:

Depreciation and amortization expense related to property and equipment and capital leases was $14.1 million and $14.7 million for the three months ended June 30, 2010 and 2011, respectively and was $26.9 million and $29.4 million for the six months ended June 30, 2010 and 2011, respectively. In the six months ended June 30, 2010, the Company recorded an impairment charge for certain property and equipment totaling $0.6 million.  There were no such charges in the six months ended June 30, 2011.

Capitalized network construction labor and related costs

The Company capitalized salaries, related benefits and equity-based compensation of employees working directly on the construction and build-out of its network of $1.4 million and $1.7 million for the three months ended June 30, 2010 and 2011, respectively and $2.9 million and $3.6 million for the six months ended June 30, 2010 and 2011, respectively.

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

Release of lease obligation

In the three months ended June 30, 2011 the requirements for extinguishment were met and the Company was released from an obligation under an IRU capital lease obligation totaling $2.7 million resulting in a gain. The IRU asset related to this obligation had been fully impaired in 2008 when it was determined that the IRU asset was no longer in use.

3.             Long -term debt:

Senior secured notes

On January 26, 2011, the Company issued its 8.375% Senior Secured Notes (the “Senior Notes”) due February 15, 2018, for an aggregate principal amount of $175.0 million in a private offering for resale to qualified institutional buyers pursuant to SEC Rule 144A. The Senior Notes are secured and bear interest at 8.375% per annum. Interest is payable in cash semiannually in arrears on February 15 and August 15, of each year, beginning on August 15, 2011. The Company received net proceeds of approximately $170.5 million after deducting $4.5 million of issuance costs (included in deposits and other assets in the accompanying June 30, 2011 balance sheet). The Company intends to use the net proceeds from the Senior Notes for general corporate purposes and/or repurchases of its common stock or its Convertible Notes, or a special dividend to its stockholders. In the three and six months ended June 30, 2011, the Company incurred approximately $3.8 million and $6.6 million, respectively, of interest expense related to the issuance of the Senior Notes.

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

The debt and equity components for the Convertible Notes were as follows (in thousands):

	December 31,	June 30,
	2010	2011

Principal amount	$91,978	$91,978
Unamortized discount	(20,758)	(18,120)
Net carrying amount	71,220	73,858
Additional paid-in capital	74,933	74,933

At June 30, 2011, the unamortized discount had a remaining recognition period of approximately 3.0 years.  The amount of interest expense recognized and effective interest rate for the three months ended June 30 were as follows (in thousands):

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2011	Six Months Ended June 30, 2010	Six Months Ended June 30, 2011

Contractual coupon interest	$230	$230	$460	$460
Amortization of discount and costs on Notes	1,228	1,337	2,429	2,645
Interest expense	$1,458	$1,567	$2,889	$3,105
Effective interest rate	8.7%	8.7%	8.7%	8.7%

4.             Contingencies :

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

Income taxes

In the normal course of business the Company takes positions on its tax returns that may be challenged by taxing authorities. The Company evaluates all uncertain tax positions to assess whether the position will more likely than not be sustained upon examination. If the Company determines that the tax position is more likely than not to be sustained, the Company records the amount of the benefit that is more likely than not to be realized when the tax position is settled. This liability, including accrued interest and penalties, is included in other long-term liabilities in the accompanying balance sheets and was $0.9 million as of December 31, 2010 and June 30, 2011. During the three and six months ended June 30, 2010 and June 30, 2011 the Company recognized approximately $15,000, $30,000, $20,000 and $40,000, respectively, in interest and penalties related to its uncertain tax positions. The Company does not expect the final resolution of tax examinations to have a material impact on the Company’s financial results in the next 12 months.

Incentive award plan

The Company granted restricted shares that are subject to certain performance conditions based upon the Company’s operating metrics for 2010 and 2011. The Company recorded approximately $0.3 million and $0.7 million respectively, of equity-based compensation expense related to the restricted shares subject to performance conditions for 2010 and 2011 in the three and six months ended June 30, 2011 since it was considered probable that the performance conditions for 2011 would be met and the performance conditions for 2010 were met.  There was no equity-based compensation expense related to restricted shares subject to performance conditions for the three and six months ended June 30, 2010.  In April 2011 the Company issued 48,720 restricted shares related to the 2010 performance conditions.

5.             Related party transactions:

Office lease

The Company’s headquarters is located in an office building owned by a partnership (6715 Kenilworth Avenue Partnership). The two owners of the partnership are the Company’s Chief Executive Officer, who has a 51% interest in the partnership and his wife, Ruth Schaeffer, who has a 49% interest in the partnership. The Company paid $0.1 million, $0.3 million, $0.1 million and $0.3 million, respectively, for the three and six months ended June 30, 2010 and 2011 in rent and related costs (including taxes and utilities) to this partnership. In August 2011, the lease term was extended from August 2012 to August 2013. The dollar value of the Company’s Chief Executive Officer’s interest and his wife’s interest in the lease payments for the three and six months ended June 30, 2010 and 2011 was approximately one-half of the amounts for each period.  If the Company’s Chief Executive Officer’s interest is combined with that of his wife then the total dollar value of his interest in the lease payments for the three and six months ended June 30, 2010 and 2011 was the payment amount.

6.             Segment information:

The Company operates as one operating segment. Below are the Company’s service revenue and long lived assets by geographic region (in thousands):

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2011	Six Months Ended June 30, 2010	Six Months Ended June 30, 2011
Revenues
North America	$50,432	$58,871	$98,662	$116,122
Europe	13,963	16,709	28,508	32,917
Total	$64,395	$75,580	$127,170	$149,039

	December 31, 2010	June 30, 2011
Long lived assets, net
North America	$221,312	$226,711
Europe	59,252	85,530
Total	$280,564	$312,241

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

Our on-net service consists of high-speed Internet access and IP connectivity ranging from 0.5 Megabits per second to 10 Gigabits per second of bandwidth. We offer our on-net services to customers located in buildings that are physically connected to our network. Off-net services are sold to businesses that are connected to our network primarily by means of “last mile” access service lines obtained from other carriers, primarily in the form of Ethernet, T-1 and T-3 services. Our non-core services consist primarily of legacy services of companies whose assets or businesses we have acquired and primarily include voice services (only provided in Toronto, Canada). We do not actively market non-core services and expect the service revenue associated with them to continue to decline.

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

Our network is comprised of in-building riser facilities, metropolitan optical fiber networks, metropolitan traffic aggregation points and inter-city transport facilities. Our network is physically connected entirely through our facilities to 1,669 buildings in which we provide our on-net services, including 1,184 multi-tenant office buildings. We also provide on-net services in carrier-neutral colocation facilities, Cogent controlled data centers and single-tenant office buildings. Because of our integrated network architecture, we are not dependent on local telephone companies to serve our on-net customers. We emphasize the sale of on-net services because we believe we have a competitive advantage in providing these services and these services generate gross profit margins that are greater than the gross profit margins on our off-net services.

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

Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2011

The following summary table presents a comparison of our results of operations for the three months ended June 30, 2010 and 2011with respect to certain key financial measures. The comparisons illustrated in the table are discussed in greater detail below.

	Three months ended June 30,		Percent
	2010	2011	Change
	(in thousands)
Service revenue	$64,395	$75,580	17.4%
On-net revenue	50,253	58,016	15.4%
Off-net revenue	13,370	16,786	25.5%
Non-core revenue	772	778	0.8%
Network operations expenses (1)	29,129	33,123	13.7%
Selling, general, and administrative expenses (2)	16,390	17,045	4.0%
Equity-based compensation expense	1,796	2,007	11.7%
Depreciation and amortization expenses	14,099	14,734	4.5%
Interest expense	4,148	9,135	120.2%
Release of lease obligation - gain	—	2,739	100.0%
Income tax provision	(99)	(458)	362.6%

(1)  Excludes equity-based compensation expenses of $95 and $126 in the three months ended June 30, 2010 and 2011, respectively, which, if included would have resulted in a period-to-period change of 13.8%.

(2)  Excludes equity-based compensation expenses of $1,701 and $1,881 in the three months ended June 30, 2010 and 2011, respectively, which, if included would have resulted in a period-to-period change of 4.6%.

Service Revenue. Our service revenue increased 17.4% from $64.4 million for the three months ended June 30, 2010 to $75.6 million for the three months ended June 30, 2011. The impact of exchange rates resulted in an increase of revenues for the three months ended June 30, 2011 of approximately $2.2 million.  All foreign currency comparisons herein reflect our second quarter 2011 results translated at the average foreign currency exchange rates for the second quarter of 2010.  For the three months ended June 30, 2010 and 2011, on-net, off-net and non-core revenues represented 78.0%, 20.8% and 1.2% and 76.8%, 22.2% and 1.0% of our service revenue, respectively.

Revenues from our corporate and net centric customers represented 49.3% and 50.7% of total service revenue, respectively, for the three months ended June 30, 2010 and represented 48.8% and 51.2% of total service revenue, respectively, for the three months ended June 30, 2011.  Revenues from corporate customers increased 16.3% from $31.7 million for the three months ended June 30, 2010 to $36.9 million for the three months ended June 30, 2011.  Revenues from our net-centric customers increased 18.4% from $32.7 million for the three months ended June 30, 2010 to $38.7 million for the three months ended June 30, 2011.

Our on-net revenues increased 15.4% from $50.3 million for the three months ended June 30, 2010 to $58.0 million for the three months ended June 30, 2011. Our on-net revenues increased as we increased the number of our on-net customer connections by 21.7% from approximately 19,200 at June 30, 2010 to approximately 23,400 at June 30, 2011. On-net customer connections increased at a greater rate than on-net revenues due to a decline in the average revenue per on-net customer connection, primarily from our net centric customers. This decline is partly attributed to a shift in the customer connection mix and due to volume and term based pricing discounts. On-net customers who cancel their service from our installed base of customers, in general, have greater average revenue per connection than new customers. These trends resulted in a reduction to our average revenue per on-net connection.

Our off-net revenues increased 25.5% from $13.4 million for the three months ended June 30, 2010 to $16.8 million for the three months ended June 30, 2011.  Our off-net revenues increased as we increased the number of our off-net customer connections by 10.3% from approximately 3,400 at June 30, 2010 to approximately 3,760 at June 30, 2011.  Off-net revenues increased at a greater rate than off-net customer connections due to an increase in the average revenue per off-net customer connection. Off-net customers who cancel their service, in general, have a lower average revenue per connection than new off-net customers who generally purchase higher-bandwidth connections.

Our non-core revenues were $0.8 million for the three months ended June 30, 2010 and $0.8 million for the three months ended June 30, 2011. The number of our non-core customer connections decreased 21.9% from approximately 780 at June 30, 2010 to approximately 600 at June 30, 2011. We do not actively market these acquired non-core services and expect that the service revenue associated with them to decline.

Network Operations Expenses. Our network operations expenses, excluding equity-based compensation expense, increased 13.7% from $29.1 million for the three months ended June 30, 2010 to $33.1 million for the three months ended June 30, 2011. The increase is primarily attributable to an increase in costs related to our network and facilities expansion activities and the increase in our off-net revenues.  When we provide off-net services we also assume the cost of the associated tail-circuits.  The impact of exchange rates resulted in an increase in our network operations expenses for the three months ended June 30, 2011 of approximately $0.9 million.

Selling, General, and Administrative (“SG&A”) Expenses. Our SG&A expenses, excluding equity-based compensation expense, increased 4.0% from $16.4 million for the three months ended June 30, 2010 to $17.0 million for the three months ended June 30, 2011. SG&A expenses increased primarily from the increase in salaries and related costs required to support our expanding sales and marketing efforts. The impact of exchange rates resulted in an increase in our SG&A expenses for the three months ended June 30, 2011 of approximately $0.6 million.

Equity-based Compensation Expense. Equity-based compensation expense results from grants of restricted stock and stock options. Equity-based compensation expense increased 11.7% from $1.8 million for the three months ended June 30, 2010 to $2.0 million for the three months ended June 30, 2011. In the second quarter of 2010 we granted 0.1 million restricted shares subject to certain performance conditions based upon certain of our operating metrics for 2010 and 2011. We recorded approximately $0.3 million of equity-based compensation expense related to these restricted shares in the second quarter of 2011 since it was considered probable that the performance conditions for 2011 would be met and the performance conditions for 2010 were met in April 2011. There was no equity-based compensation expense related to restricted shares subject to performance conditions for the three months ended June 30, 2010. The impact of exchange rates had no material impact on equity-based compensation expense for the three months ended June 30, 2011.

Depreciation and Amortization Expenses. Our depreciation and amortization expenses increased 4.5% from $14.1 million for the three months ended June 30, 2010 to $14.7 million for the three months ended June 30, 2011. The increase is primarily due to the depreciation expense associated with the increase in deployed fixed assets.  The impact of exchange rates resulted in an increase in our depreciation and amortization expenses for the three months ended June 30, 2011 of approximately $0.3 million.

Interest Expense.  Interest expense results from interest incurred on our $175.0 million of 8.375% Senior Secured Notes (the “Senior Notes”) issued in January 2011, our $92.0 million of 1.00% convertible senior notes (the “Convertible Notes”) issued in June 2007, and interest on our capital lease obligations.  Our interest expense increased 120.2% from $4.1 million for the three months ended June 30, 2010 to $9.1 million for the three months ended June 30, 2011.  The increase is attributed to approximately $3.8 million of interest expense related to the issuance of our Senior Notes and to an increase in our capital lease obligations. The impact of exchange rates resulted in an increase in our interest expense for the three months ended June 30, 2011 of approximately $0.2 million.

Release of Lease Obligation-Gain. In the three months ended June 30, 2011 the requirements for extinguishment were met and we were released from an obligation under an IRU capital lease obligation totaling $2.7 million resulting in a gain. The IRU asset related to this obligation had been fully impaired in 2008 when it was determined that the IRU asset was no longer in use.

Income Tax Provision.  Our income tax provision was $0.1 million for the three months ended June 30, 2010 and $0.5 million for the three months ended June 30, 2011. The income tax provision for the three months ended June 30, 2010 includes approximately $0.1 million U.S. state and foreign income taxes. The income tax provision for the three months ended June 30, 2011 includes approximately $0.2 million for Canadian income taxes and $0.3 million for U.S. state and foreign income taxes.

Buildings On-net. As of June 30, 2010 and 2011, we had a total of 1,503 and 1,669 on-net buildings connected to our network, respectively.

Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2011

The following summary table presents a comparison of our results of operations for the six months ended June 30, 2010 and 2011with respect to certain key financial measures. The comparisons illustrated in the table are discussed in greater detail below.

	Six months ended June 30,		Percent
	2010	2011	Change
	(in thousands)
Service revenue	$127,170	$149,039	17.2%
On-net revenue	99,888	114,787	14.9%
Off-net revenue	25,686	32,737	27.5%
Non-core revenue	1,596	1,515	(5.1)%
Network operations expenses (1)	57,181	64,755	13.2%
Selling, general, and administrative expenses (2)	33,790	34,628	2.5%
Equity-based compensation expense	2,960	4,103	38.6%
Asset impairment	594	—	(100.0)%
Depreciation and amortization expenses	26,975	29,525	9.5%
Interest expense	8,241	16,720	102.9%
Release of lease obligation - gain	—	2,739	100.0%
Income tax benefit (provision)	356	(739)	(307.6)%

(1)  Excludes equity-based compensation expenses of $142 and $266 in the six months ended June 30, 2010 and 2011, respectively, which, if included would have resulted in a period-to-period change of 13.4%.

(2)  Excludes equity-based compensation expenses of $2,818 and $3,837 in the six months ended June 30, 2010 and 2011, respectively, which, if included would have resulted in a period-to-period change of 5.1%.

Service Revenue. Our service revenue increased 17.2% from $127.2 million for the six months ended June 30, 2010 to $149.0 million for the six months ended June 30, 2011. The impact of exchange rates resulted in an increase of revenues for the six months ended June 30, 2011 of approximately $2.3 million.  All foreign currency comparisons herein reflect our results for the six months ended June 30, 2011 translated at the average foreign currency exchange rates for the six months ended June 30, 2010.  For the six months ended June 30, 2010 and 2011, on-net, off-net and non-core revenues represented 78.5%, 20.2% and 1.3% and 77.0%, 22.0% and 1.0% of our service revenue, respectively.

Revenues from our corporate and net centric customers represented 48.4% and 51.6% of total service revenue, respectively, for the six months ended June 30, 2010 and represented 49.0% and 51.0% of total service revenue, respectively, for the six months ended June 30, 2011.  Revenues from corporate customers increased 18.7% from $61.5 million for the six months ended June 30, 2010 to $73.0 million for the six months ended June 30, 2011.  Revenues from our net-centric customers increased 15.8% from $65.6 million for the six months ended June 30, 2010 to $76.0 million for the six months ended June 30, 2011.

Our on-net revenues increased 14.9% from $99.9 million for the six months ended June 30, 2010 to $114.8 million for the six months ended June 30, 2011. Our on-net revenues increased as we increased the number of our on-net customer connections by 21.7% from approximately 19,200 at June 30, 2010 to approximately 23,400 at June 30, 2011. On-net customer connections increased at a greater rate than on-net revenues due to a decline in the average revenue per on-net customer connection, primarily from our net centric customers. This decline is partly attributed to a shift in the customer connection mix and due to volume and term based pricing discounts. On-net customers who cancel their service from our installed base of customers, in general, have greater average revenue per connection than new customers. These trends resulted in a reduction to our average revenue per on-net connection.

Our off-net revenues increased 27.5% from $25.7 million for the six months ended June 30, 2010 to $32.7 million for the six months ended June 30, 2011.  Our off-net revenues increased as we increased the number of our off-net customer connections by 10.3% from approximately 3,400 at June 30, 2010 to approximately 3,760 at June 30, 2011.  Off-net revenues increased at a greater rate than off-net customer connections due to an increase in the average revenue per off-net customer connection. Off-net customers who cancel their service, in general, have a lower average revenue per connection than new off-net customers who generally purchase higher-bandwidth connections.

Our non-core revenues decreased 5.1% from $1.6 million for the six months ended June 30, 2010 to $1.5 million for the six months ended June 30, 2011. The number of our non-core customer connections decreased 21.9% from approximately 780 at June 30, 2010 to approximately 600 at June 30, 2011. We do not actively market these acquired non-core services and expect that the service revenue associated with them will continue to decline.

Network Operations Expenses. Our network operations expenses, excluding equity-based compensation expense, increased 13.2% from $57.2 million for the six months ended June 30, 2010 to $64.8 million for the six months ended June 30, 2011. The increase is primarily attributable to an increase in costs related to our network and facilities expansion activities and the increase in our off-net revenues.  When we provide off-net services we also assume the cost of the associated tail-circuits.  The impact of exchange rates resulted in an increase in our network operations expenses for the six months ended June 30, 2011 of approximately $0.9 million.

Selling, General, and Administrative (“SG&A”) Expenses. Our SG&A expenses, excluding equity-based compensation expense, increased 2.5% from $33.8 million for the six months ended June 30, 2010 to $34.6 million for the six months ended June 30, 2011. SG&A expenses increased primarily from the increase in salaries and related costs required to support our expanding sales and marketing efforts. The impact of exchange rates resulted in an increase in our SG&A expenses for the six months ended June 30, 2011 of approximately $0.5 million.

Equity-based Compensation Expense. Equity-based compensation expense results from grants of restricted stock and stock options. Equity-based compensation expense increased 38.6% from $3.0 million for the six months ended June 30, 2010 to $4.1 million for the six months ended June 30, 2011. In the second quarter of 2010, we granted approximately 0.9 million restricted shares to certain of our employees that will vest over a three year period. These restricted shares were valued at approximately $9.6 million and are recognized as equity-based compensation expense on a straight-line basis over the three year service period. In the second quarter of 2010 we also granted 0.1 million restricted shares subject to certain performance conditions based upon certain of our operating metrics for 2010 and 2011. We recorded approximately $0.7 million of equity-based compensation expense related to these restricted shares in the six months ended June 30, 2011 since it was considered probable that the performance conditions for 2011 would be met and the performance conditions for 2010 were met in April 2011. There was no equity-based compensation expense related to restricted shares subject to performance conditions for the six months ended June 30, 2010. The impact of exchange rates had no material impact on equity-based compensation expense for the six months ended June 30, 2011.

Asset Impairment.  In the six months ended June 30, 2010, we recorded an impairment charge of $0.6 million related to certain property and equipment that were no longer in use. There were no such charges in the six months ended June 30, 2011.

Depreciation and Amortization Expenses. Our depreciation and amortization expense increased 9.5% from $27.0 million for the six months ended June 30, 2010 to $29.5 million for the six months ended June 30, 2011. The increase is primarily due to the depreciation expense associated with the increase in deployed fixed assets and the impact of an adjustment to our asset retirement obligation recorded in the six months ended June 30, 2010.  In the first quarter of 2010, we determined that our estimates of restoration costs for our leased facility asset retirement obligations were too high based on current costs to restore and changes in the expected timing of the payment of those costs due to the extensions of lease terms. As a result, in the first quarter of 2010, we reduced our estimates of the cash flows that we believed will be required to settle our leased facility asset retirement obligations at the end of the respective lease terms, which resulted in a reduction to our asset retirement obligation liability.   These revisions reduced our asset retirement obligation liability by $0.9 million with an offsetting reduction to depreciation and amortization of $0.7 million and selling, general and administrative expenses of $0.2 million.  There were no such adjustments to our asset retirement obligations in the six months ended June 30, 2011.

Interest Expense.  Interest expense results from interest incurred on our $175.0 million of Senior Notes  issued in January 2011, our $92.0 million of 1.00% convertible senior notes (the “Convertible Notes”) issued in June 2007, and interest on our capital lease obligations.  Our interest expense increased 102.9% from $8.2 million for the six months ended June 30, 2010 to $16.7 million for the six months ended June 30, 2011.  The increase is attributed to approximately $6.6 million of interest expense related to the issuance of our Senior Notes and to an increase in our capital lease obligations. The impact of exchange rates resulted in an increase in our interest expense for the six months ended June 30, 2011 of approximately $0.2 million.

Release of Lease Obligation-Gain. In the three months ended June 30, 2011 the requirements for extinguishment were met and we were released from an obligation under an IRU capital lease obligation totaling $2.7 million resulting in a gain. The IRU asset related to this obligation had been fully impaired in 2008 when it was determined that the IRU asset was no longer in use.

Income Tax Benefit (Provision).  Our income tax benefit was $0.4 million for the six months ended June 30, 2010.  Our income tax provision was $0.7 million for the six months ended June 30, 2011. The net income tax benefit for the six months ended June 30, 2010 includes approximately $0.2 million for U.S. state income taxes offset by a tax benefit of $0.6 million from the recognition of a receivable for refunds of federal alternative minimum tax amounts that were paid in 2007 and 2008.  The income tax provision for the six months ended June 30, 2011 includes approximately $0.4 million for Canadian income taxes and $0.3 million for U.S. state and foreign income taxes.

Buildings On-net. As of June 30, 2010 and 2011, we had a total of 1,503 and 1,669 on-net buildings connected to our network, respectively.

Liquidity and Capital Resources

In assessing our liquidity, management reviews and analyzes our current cash balances, accounts receivable, accounts payable, accrued liabilities, capital expenditure commitments, and required capital lease and debt payments and other obligations.

Cash Flows

The following table sets forth our consolidated cash flows for the six months ended June 30, 2010 and six months ended June 30, 2011.

	Six months ended June 30,
(in thousands)	2010	2011
Net cash provided by operating activities	$30,510	$32,622
Net cash used in investing activities	(24,287)	(25,993)
Net cash (used in) provided by financing activities	(8,440)	163,215
Effect of exchange rates on cash	(1,277)	1,119
Net (decrease) increase in cash and cash equivalents during period	$(3,494)	$170,963

Net Cash Provided by Operating Activities.  Our primary sources of operating cash are receipts from our customers who are billed on a monthly basis for our services. Our primary uses of operating cash are payments made to our vendors and employees. Net cash provided by operating activities was $30.5 million for the six months ended June 30, 2010 compared to net cash provided by operating activities of $32.6 million for the six months ended June 30, 2011. The increase in cash provided by operating activities is due to an increase in our operating profit partly offset by changes in operating assets and liabilities including the timing of certain vendor payments.

Net Cash Used In Investing Activities.  Net cash used in investing activities was $24.3 million for the six months ended June 30, 2010 and $26.0 million for the six months ended June 30, 2011.  Our primary use of investing cash for the six months ended June 30, 2010 and six months ended June 30, 2011 was $24.5 million and $26.0 million, respectively, for the purchases of property and equipment.

Net Cash (Used In) Provided By Financing Activities.  Net cash used in financing activities was $8.4 million for the six months ended June 30, 2010.  Net cash provided by financing activities was $163.2 million for the six months ended June 30, 2011.  Our primary use of financing cash for the six months ended June 30, 2010 was $8.5 million of principal payments under our capital lease obligations.  Our primary use of financing cash for the six months ended June 30, 2011 was $7.5 million of principal payments under our capital lease obligations. Our primary source of financing activities was $170.5 million of net proceeds from the issuance of our Senior Notes in January 2011.

Cash Position and Indebtedness

Our total indebtedness, net of discount, at June 30, 2011 was $384.5 million and our total cash and cash equivalents were $227.2 million. Our total indebtedness, net of discount, at June 30, 2011 includes $135.6 million of capital lease obligations for dark fiber primarily under long term IRU agreements.

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

The indenture governing the Senior Notes, among other things, limits our ability and our guarantors’ ability to incur indebtedness; to pay dividends or make other distributions; to make certain investments and other restricted payments; to create liens; to consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; to incur restrictions on the ability of a subsidiary to pay dividends or make other payments; and to enter into certain transactions with our affiliates.

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

Critical Accounting Policies and Significant Estimates

Management believes that as of June 30, 2011, there have been no material changes to our critical accounting policies and significant estimates from those listed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2010.

ITEM 3.                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Management believes that as of June 30, 2011, there have been no material changes to our exposures to market risk from those disclosed in Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” of our annual report on Form 10-K for the year ended December 31, 2010. Based upon the quoted market prices at June 30, 2011, the fair values of our $92.0 million Convertible Notes and $175.0 million Senior Notes were approximately $75.4 million and $180.3 million, respectively.

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
10.1

Extension of Lease for headquarters space to August 31, 2013 and addition of 1st floor office space, by and between 6715 Kenilworth Avenue Partnership and Cogent Communications Group, Inc., dated as of August 5, 2011 (filed herewith). 6715 Kenilworth Avenue Partnership is owned by the Company’s CEO, David Schaeffer, and his wife.

31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer (filed herewith)
32.2	Certification of Chief Financial Officer (filed herewith)
101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2011	COGENT COMMUNICATIONS GROUP, INC.

	By:	/s/ David Schaeffer
Name: David Schaeffer
Title: Chairman of the Board and Chief Executive Officer

Date: August 8, 2011	By:	/s/ Thaddeus G. Weed
Name: Thaddeus G. Weed
Title: Chief Financial Officer (Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description
10.1

Extension of Lease for headquarters space to August 31, 2013 and addition of 1st floor office space, by and between 6715 Kenilworth Avenue Partnership and Cogent Communications Group, Inc., dated as of August 5, 2011 (filed herewith). 6715 Kenilworth Avenue Partnership is owned by the Company’s CEO, Dave Schaeffer, and his wife.

31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer (filed herewith)
32.2	Certification of Chief Financial Officer (filed herewith)
101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (furnished herewith).