Form 10-Q
period 2011-09-30
COGENT COMMUNICATIONS GROUP INC
filed 2011-11-03
CIK 1158324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

Common Stock, $.001 par value 45,839,535 Shares Outstanding as of October 31, 2011.

INDEX

PART I
FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets of Cogent Communications Group, Inc., and Subsidiaries as of September 30, 2011 (Unaudited) and December 31, 2010
Condensed Consolidated Statements of Operations of Cogent Communications Group, Inc., and Subsidiaries for the Three Months Ended September 30, 2011 and September 30, 2010 (Unaudited)
Condensed Consolidated Statements of Operations of Cogent Communications Group, Inc., and Subsidiaries for the Nine Months Ended September 30, 2011 and September 30, 2010 (Unaudited)
Condensed Consolidated Statements of Cash Flows of Cogent Communications Group, Inc., and Subsidiaries for the Nine Months Ended September 30, 2011 and September 30, 2010 (Unaudited)
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
SIGNATURES
CERTIFICATIONS

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2011 AND DECEMBER 31, 2010
(IN THOUSANDS, EXCEPT SHARE DATA)

	September 30, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$224,051	$56,283
Accounts receivable, net of allowance for doubtful accounts of $2,593 and $2,464, respectively	24,774	23,702
Prepaid expenses and other current assets	9,863	8,654
Total current assets	258,688	88,639
Property and equipment, net	308,941	280,455
Deposits and other assets - $463 and $462 restricted, respectively	10,475	7,009
Total assets	$578,104	$376,103

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,971	$15,979
Accrued liabilities	19,215	19,538
Current maturities, capital lease obligations	9,914	6,143
Total current liabilities	39,100	41,660
Senior secured notes	175,000	—
Capital lease obligations, net of current maturities	124,089	105,562
Convertible senior notes, net of discount of $16,758 and $20,758, respectively	75,220	71,220
Other long term liabilities	6,056	5,860
Total liabilities	419,465	224,302
Commitments and contingencies:
Stockholders’ equity:
Common stock, $0.001 par value; 75,000,000 shares authorized; 45,842,335 and 45,838,510 shares issued and outstanding, respectively	46	46
Additional paid-in capital	486,945	482,737
Accumulated other comprehensive income	1,556	1,044
Accumulated deficit	(329,908)	(332,026)
Total stockholders’ equity	158,639	151,801
Total liabilities and stockholders’ equity	$578,104	$376,103

The accompanying notes are an integral part of these condensed consolidated balance sheets.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND SEPTEMBER 30, 2010
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010
	(Unaudited)	(Unaudited)
Service revenue	$77,367	$66,783
Operating expenses:
Network operations (including $122 and $104 of equity-based compensation expense, respectively, exclusive of depreciation and amortization shown separately below)	33,619	30,639
Selling, general, and administrative (including $1,782 and $1,695 of equity-based compensation expense, respectively)	18,984	17,659
Depreciation and amortization	15,188	14,736
Total operating expenses	67,791	63,034
Operating income	9,576	3,749
Interest income and other, net	81	(24)
Interest expense	(8,953)	(4,100)
Income (loss) before income taxes	704	(375)
Income tax provision	(423)	(87)
Net income (loss)	$281	$(462)

Net income (loss) per common share:
Basic and diluted net income (loss) per common share	$0.01	$(0.01)

Weighted-average common shares - basic	45,080,859	44,585,230

Weighted-average common shares - diluted	45,559,972	44,585,230

The accompanying notes are an integral part of these condensed consolidated statements of operations.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND SEPTEMBER 30, 2010
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
	(Unaudited)	(Unaudited)
Service revenue	$226,406	$193,955
Operating expenses:
Network operations (including $388 and $246 of equity-based compensation expense, respectively, exclusive of depreciation and amortization shown separately below)	98,638	87,961
Selling, general, and administrative (including $5,619 and $4,514 of equity-based compensation expense, respectively)	57,450	54,266
Asset impairment	—	594
Depreciation and amortization	44,714	41,712
Total operating expenses	200,802	184,533
Operating income	25,604	9,422
Interest income and other, net	610	735
Release of lease obligation (Note 2)	2,739	—
Interest expense	(25,673)	(12,340)
Income (loss) before income taxes	3,280	(2,183)
Income tax (provision) benefit	(1,162)	268
Net income (loss)	$2,118	$(1,915)

Net income (loss) per common share:
Basic and diluted net income (loss) per common share	$0.05	$(0.04)

Weighted-average common shares - basic	45,100,004	44,578,107

Weighted-average common shares - diluted	45,669,751	44,578,107

The accompanying notes are an integral part of these condensed consolidated statements of operations.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND SEPTEMBER 30, 2010
(IN THOUSANDS)

	Nine months Ended September 30, 2011	Nine months Ended September 30, 2010
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net cash provided by operating activities	$48,521	$49,511
Cash flows from investing activities:
Purchases of property and equipment	(35,432)	(41,039)
Proceeds from dispositions of assets	2	433
Net cash used in investing activities	(35,430)	(40,606)
Cash flows from financing activities:
Proceeds from issuance of senior secured notes, net	170,512	—
Purchases of common stock	(2,934)	—
Proceeds from exercises of stock options	371	129
Repayments of capital lease obligations	(13,469)	(17,119)
Net cash provided by (used in) financing activities	154,480	(16,990)
Effect of exchange rate changes on cash	197	(9)
Net increase (decrease) in cash and cash equivalents	167,768	(8,094)
Cash and cash equivalents, beginning of period	56,283	55,929
Cash and cash equivalents, end of period	$224,051	$47,835

Supplemental disclosure of cash flow information:
Capital lease obligations incurred	$36,102	$19,936

The accompanying notes are an integral part of these condensed consolidated statements of cash flows.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010 and 2011
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

Recent accounting pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued amendments to the presentation of comprehensive income which become effective for interim and annual periods beginning after December 15, 2011. The amendments eliminate the current reporting option of displaying components of other comprehensive income within the statement of changes in stockholders’ equity. Under the new guidance, the Company will be required to present either a single continuous statement of comprehensive income or an income statement immediately followed by a statement of comprehensive income. The Company is currently evaluating which of the two presentation methods it will adopt.

Foreign currency translation adjustment and comprehensive (loss) income

The Company’s only component of “other comprehensive income” is the currency translation adjustment for all periods presented.

	Three months ended September 30, 2010	Three months ended September 30, 2011	Nine months ended September 30, 2010	Nine months ended September 30, 2011
Net (loss) income	$(462)	$281	$(1,915)	$2,118
Currency translation	3,781	(3,318)	(275)	512
Comprehensive income (loss)	$3,319	$(3,037)	$(2,190)	$2,630

Financial instruments

At December 31, 2010 and September 30, 2011, the carrying amount of cash and cash equivalents, accounts receivable, prepaid and other current assets, accounts payable, and accrued expenses approximated fair value because of the short-term nature of these instruments. The Company measures its cash equivalents at fair value based upon quoted (Level 1) market prices and at amortized cost, which approximates fair value. Based upon the quoted (Level 1) market price at September 30, 2011, the fair values of the Company’s $92.0 million convertible senior notes and the Company’s $175.0 million senior secured notes were approximately $81.3 million and $179.6 million, respectively.

The Company was party to letters of credit totaling approximately $0.5 million as of December 31, 2010 and September 30, 2011. These letters of credit are secured by investments totaling approximately $0.5 million at December 31, 2010 and September 30, 2011, that are restricted and included in other assets.

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

Shares of restricted stock are included in the computation of basic EPS as they vest and are included in diluted EPS, to the extent they are dilutive, determined using the treasury stock method. For the three months ended September 30, 2010 and 2011, 1.2 million and 10,800 unvested shares of restricted common stock, respectively, are not included in the computation of diluted (loss) income per share, as the effect would be anti-dilutive. For the nine months ended September 30, 2010 and 2011, 1.2 million and 4,196 unvested shares of restricted common stock, respectively, are not included in the computation of diluted (loss) income per share, as the effect would be anti-dilutive.

Using the “if-converted” method, the shares issuable upon conversion of the Company’s 1.00% Convertible Senior Notes (the “Convertible Notes”) were anti-dilutive for the three and nine months ended September 30, 2010 and 2011. Accordingly, the impact has been excluded from the computation of diluted (loss) income per share. The Convertible Notes are convertible into shares of the Company’s common stock at an initial conversion price of $49.18 per share, yielding 1.9 million shares at December 31, 2010 and September 30, 2011, subject to certain adjustments set forth in the indenture.

The Company computes the dilutive effect of outstanding options using the treasury stock method. For the three and nine months ended September 30, 2010, options to purchase approximately 0.4 million shares of common stock at a weighted-average exercise price of $12.81 per share are not included in the computation of diluted (loss) per share as the effect would be anti-dilutive.   For the three and nine months ended September 30, 2011, options to purchase approximately 0.2 million shares of common stock at weighted-average exercise prices of $17.28 and $17.24 per share, respectively, are not included in the computation of diluted income per share as the effect would be anti-dilutive.  For the three and nine months ended September 30, 2010 and 2011, the Company’s employees exercised options for 10,593, 23,207, 35,644 and 53,924 common shares, respectively.

For the three and nine months ended September 30, 2011, the Company purchased approximately 0.2 million shares of common stock for approximately $2.9 million.

The following details the determination of the diluted weighted average shares for the three and nine months ended September 30, 2011.

	Three Months Ended September 30,2011	Nine Months Ended September 30,2011
Weighted average common shares outstanding - basic	45,080,859	45,100,004
Dilutive effect of shares of restricted stock	406,480	483,231
Dilutive effect of stock options	72,633	86,516
Weighted average shares - diluted	45,559,972	45,669,751

2.             Property and equipment:

Depreciation and amortization expense related to property and equipment and capital leases was $14.7 million and $15.1 million for the three months ended September 30, 2010 and 2011, respectively and was $41.6 million and $44.4 million for the nine months ended September 30, 2010 and 2011, respectively. In the nine months ended September 30, 2010, the Company recorded an impairment charge for certain property and equipment totaling $0.6 million.  There were no such charges in the nine months ended September 30, 2011.

Capitalized network construction labor and related costs

The Company capitalized salaries, related benefits and equity-based compensation of employees working directly on the construction and build-out of its network of $1.5 million and $1.8 million for the three months ended September 30, 2010 and 2011, respectively and $4.4 million and $5.4 million for the nine months ended September 30, 2010 and 2011, respectively.

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

3.             Long -term debt:

Senior secured notes

On January 26, 2011, the Company issued its 8.375% Senior Secured Notes (the “Senior Notes”) due February 15, 2018, for an aggregate principal amount of $175.0 million in a private offering for resale to qualified institutional buyers pursuant to SEC Rule 144A. The Senior Notes are secured and bear interest at 8.375% per annum. Interest is payable in cash semiannually in arrears on February 15 and August 15, of each year, beginning on August 15, 2011. The Company received net proceeds of approximately $170.5 million after deducting $4.5 million of issuance costs (included in deposits and other assets in the accompanying September 30, 2011 balance sheet). The Company intends to use the net proceeds from the Senior Notes for general corporate purposes and/or repurchases of its common stock or its Convertible Notes, or a special dividend to its stockholders. In the three and nine months ended September 30, 2011, the Company incurred approximately $3.7 million and $10.3 million, respectively, of interest expense related to the issuance of the Senior Notes.

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

The debt and equity components for the Convertible Notes were as follows (in thousands):

	December 31,	September 30,
	2010	2011

Principal amount	$91,978	$91,978
Unamortized discount	(20,758)	(16,758)
Net carrying amount	71,220	75,220
Additional paid-in capital	74,933	74,933

At September 30, 2011, the unamortized discount had a remaining recognition period of approximately 2.8 years.  The amount of interest expense recognized and effective interest rate for the three and nine months ended September 30 were as follows (in thousands):

	Three Months Ended September 30, 2010	Three Months Ended September 30,2011	Nine Months Ended September 30,2010	Nine Months Ended September 30,2011

Contractual coupon interest	$230	$230	$690	$690
Amortization of discount and costs on Notes	1,254	1,365	3,683	4,010
Interest expense	$1,484	$1,595	$4,373	$4,700
Effective interest rate	8.7%	8.7%	8.7%	8.7%

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

Income taxes

In the normal course of business the Company takes positions on its tax returns that may be challenged by taxing authorities. The Company evaluates all uncertain tax positions to assess whether the position will more likely than not be sustained upon examination. If the Company determines that the tax position is more likely than not to be sustained, the Company records the amount of the benefit that is more likely than not to be realized when the tax position is settled. This liability, including accrued interest and penalties, is included in other long-term liabilities in the accompanying balance sheets and was $0.9 million as of December 31, 2010 and September 30, 2011. During the three and nine months ended September 30, 2010 and September 30, 2011 the Company recognized approximately $14,000, $41,000, $17,000 and $55,000, respectively, in interest and penalties related to its uncertain tax positions. The Company does not expect the final resolution of tax examinations to have a material impact on the Company’s financial results in the next 12 months.

Incentive award plan

The Company granted restricted shares that are subject to certain performance conditions based upon the Company’s operating metrics for 2010 and 2011. The Company recorded approximately $0.2 million and $0.9 million, respectively, of equity-based compensation expense related to the restricted shares subject to performance conditions for 2010 and 2011 in the three and nine months ended September 30, 2011 since it was considered probable that the performance conditions for 2011 would be met and the performance conditions for 2010 were met.  There was no equity-based compensation expense related to restricted shares subject to performance conditions for the three and nine months ended September 30, 2010.  In April 2011 the Company issued 48,720 restricted shares related to the 2010 performance conditions.

5.             Share Buyback Program:

In February 2011, the Company’s board of directors approved a $50.0 million common stock buyback program (the “Buyback Program”). In the three months ended September 30, 2011, the Company purchased approximately 0.2 million shares of its common stock for approximately $2.9 million under the Buyback Program. These common shares were subsequently retired.  As of September 30, 2011, approximately $47.1 million remained under the Buyback Program.

6.             Related party transactions:

Office lease

The Company’s headquarters is located in an office building owned by a partnership (6715 Kenilworth Avenue Partnership). The two owners of the partnership are the Company’s Chief Executive Officer, who has a 51% interest in the partnership and his wife, Ruth Schaeffer, who has a 49% interest in the partnership. The Company paid $0.1 million, $0.5 million, $0.2 million and $0.5 million, respectively, for the three and nine months ended September 30, 2010 and 2011 in rent and related costs (including taxes and utilities) to this partnership. In August 2011, the lease term was extended from August 2012 to August 2013. The dollar value of the Company’s Chief Executive Officer’s interest and his wife’s interest in the lease payments for the three and nine months ended September 30, 2010 and 2011 was approximately one-half of the amounts for each period.  If the Company’s Chief Executive Officer’s interest is combined with that of his wife then the total dollar value of his interest in the lease payments for the three and nine months ended September 30, 2010 and 2011 was the amount paid.

7.             Segment information:

The Company operates as one operating segment. Below are the Company’s service revenue and long lived assets by geographic region (in thousands):

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2011
Revenues
North America	$52,286	$60,956	$150,949	$177,078
Europe	14,497	16,411	43,006	49,328
Total	$66,783	$77,367	$193,955	$226,406

	December 31, 2010	September 30, 2011
Long lived assets, net
North America	$221,312	$223,635
Europe	59,252	85,383
Total	$280,564	$309,018

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

Future economic instability in the global economy,  which could affect spending on Internet services; the impact of changing foreign exchange rates (in particular the Euro to USD and Canadian to USD exchange rates) on the translation of our non-USD denominated revenues, expenses, assets and liabilities;  legal and operational difficulties in new markets; the imposition of a requirement that we contribute to the U.S. Universal Service Fund and similar funds in other countries; changes in government policy and/or regulation, including net neutrality rules by the United States Federal Communications Commission and in the area of data protection; increasing competition leading to lower prices for our services; our ability to attract new customers and to increase and maintain the volume of traffic on our network; the ability to maintain our Internet peering arrangements on favorable terms; our reliance on an equipment vendor, Cisco Systems Inc., and the potential for hardware or software problems associated with such equipment; the dependence of our network on the quality and dependability of third-party fiber providers; our ability to retain certain customers that comprise a significant portion of our revenue base; the management of network failures and/or disruptions; and outcomes in litigation as well as other risks discussed from time to time in our filings with the Securities and Exchange Commission, including, without limitation, our annual report on Form 10-K for the fiscal year ended December 31, 2010.

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

We provide on-net Internet access to net-centric customers and corporate customers.  Our net-centric customers include certain bandwidth-intensive users such as universities, other Internet service providers, telephone companies, cable television companies and commercial content providers. These net-centric customers generally receive service in colocation facilities and in our data centers.   Our corporate customers include law firms, financial services firms, advertising and marketing firms and other professional services businesses.  Our corporate customers receive our service in multi-tenant office buildings.

Our network is comprised of in-building riser facilities, metropolitan optical fiber networks, metropolitan traffic aggregation points and inter-city transport facilities. Our network is physically connected entirely through our facilities to 1,707 buildings in which we provide our on-net services, including 1,210 multi-tenant office buildings. We also provide on-net services in carrier-neutral colocation facilities, Cogent controlled data centers and single-tenant office buildings. Because of our integrated network architecture, we are not dependent on local telephone companies to serve our on-net customers. We emphasize the sale of on-net services because we believe we have a competitive advantage in providing these services and these services generate gross profit margins that are greater than the gross profit margins on our off-net services.

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

Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2011

The following summary table presents a comparison of our results of operations for the three months ended September 30, 2010 and 2011 with respect to certain key financial measures. The comparisons illustrated in the table are discussed in greater detail below.

	Three months ended September 30,		Percent
	2010	2011	Change
	(in thousands)
Service revenue	$66,783	$77,367	15.8%
On-net revenue	51,513	58,697	13.9%
Off-net revenue	14,509	17,968	23.8%
Non-core revenue	761	702	(7.8)%
Network operations expenses (1)	30,535	33,497	9.7%
Selling, general, and administrative expenses (2)	15,964	17,202	7.8%
Equity-based compensation expense	1,799	1,904	5.8%
Depreciation and amortization expenses	14,736	15,188	3.1%
Interest expense	4,100	8,953	118.4%
Income tax provision	87	423	386.2%

(1)  Excludes equity-based compensation expenses of $104 and $122 in the three months ended September 30, 2010 and 2011, respectively, which, if included would have resulted in a period-to-period change of 9.7%.

(2)  Excludes equity-based compensation expenses of $1,695 and $1,782 in the three months ended September 30, 2010 and 2011, respectively, which, if included would have resulted in a period-to-period change of 7.5%.

Service Revenue. Our service revenue increased 15.8% from $66.8 million for the three months ended September 30, 2010 to $77.4 million for the three months ended September 30, 2011. The impact of exchange rates resulted in an increase of revenues for the three months ended

September 30, 2011 of approximately $1.7 million.  All foreign currency comparisons herein reflect our third quarter 2011 results translated at the average foreign currency exchange rates for the third quarter of 2010.  For the three months ended September 30, 2010 and 2011, on-net, off-net and non-core revenues represented 77.1%, 21.7% and 1.2% and 75.9%, 23.2% and 0.9% of our service revenue, respectively.

Revenues from our corporate and net-centric customers represented 50.1% and 49.9% of total service revenue, respectively, for the three months ended September 30, 2010 and represented 48.5% and 51.5% of total service revenue, respectively, for the three months ended September 30, 2011.  Revenues from corporate customers increased 12.2% from $33.5 million for the three months ended September 30, 2010 to $37.6 million for the three months ended September 30, 2011.  Revenues from our net-centric customers increased 19.5% from $33.3 million for the three months ended September 30, 2010 to $39.8 million for the three months ended September 30, 2011.

Our on-net revenues increased 13.9% from $51.5 million for the three months ended September 30, 2010 to $58.7 million for the three months ended September 30, 2011. Our on-net revenues increased as we increased the number of our on-net customer connections by 23.5% from approximately 19,900 at September 30, 2010 to approximately 24,500 at September 30, 2011. On-net customer connections increased at a greater rate than on-net revenues due to a decline in the average revenue per on-net customer connection, primarily from our net-centric customers. This decline is partly attributed to a shift in the customer connection mix and due to volume and term-based pricing discounts. On-net customers who cancel their service from our installed base of customers, in general, have greater average revenue per connection than new customers. These trends resulted in a reduction to our average revenue per on-net connection.

Our off-net revenues increased 23.8% from $14.5 million for the three months ended September 30, 2010 to $18.0 million for the three months ended September 30, 2011.  Our off-net revenues increased as we increased the number of our off-net customer connections by 11.5% from approximately 3,470 at September 30, 2010 to approximately 3,860 at September 30, 2011.  Off-net revenues increased at a greater rate than off-net customer connections due to an increase in the average revenue per off-net customer connection. Off-net customers who cancel their service, in general, have lower average revenue per connections than new off-net customers who generally purchase higher-bandwidth connections.

Our non-core revenues were $0.8 million for the three months ended September 30, 2010 and $0.7 million for the three months ended September 30, 2011. The number of our non-core customer connections decreased 20.0% from approximately 730 at September 30, 2010 to approximately 580 at September 30, 2011. We do not actively market these acquired non-core services and expect the service revenue associated with them to decline.

Network Operations Expenses. Our network operations expenses, excluding equity-based compensation expense, increased 9.7% from $30.5 million for the three months ended September 30, 2010 to $33.5 million for the three months ended September 30, 2011. The increase is primarily attributable to an increase in costs related to our network and facilities expansion activities and the increase in our off-net revenues.  When we provide off-net services we also assume the cost of the associated tail-circuits.  The impact of exchange rates resulted in an increase in our network operations expenses for the three months ended September 30, 2011 of approximately $0.7 million.

Selling, General, and Administrative (“SG&A”) Expenses. Our SG&A expenses, excluding equity-based compensation expense, increased 7.8% from $16.0 million for the three months ended September 30, 2010 to $17.2 million for the three months ended September 30, 2011. SG&A expenses increased primarily from the increase in salaries and related costs required to support our expanding sales and marketing efforts. The impact of exchange rates resulted in an increase in our SG&A expenses for the three months ended September 30, 2011 of approximately $0.4 million.

Equity-based Compensation Expense. Equity-based compensation expense results from grants of restricted stock and stock options. Equity-based compensation expense increased 5.8% from $1.8 million for the three months ended September 30, 2010 to $1.9 million for the three months ended September 30, 2011. In 2010 we granted 0.1 million restricted shares subject to certain performance conditions based upon certain of our operating metrics for 2010 and 2011. We recorded approximately $0.2 million of equity-based compensation expense related to these restricted shares in the third quarter of 2011 since it was considered probable that the performance conditions for 2011 would be met. The performance conditions for 2010 were met in April 2011. There was no equity-based compensation expense related to restricted shares subject to performance conditions in the three months ended September 30, 2010. The impact of exchange rates had no material impact on equity-based compensation expense for the three months ended September 30, 2011.

Depreciation and Amortization Expenses. Our depreciation and amortization expenses increased 3.1% from $14.7 million for the three months ended September 30, 2010 to $15.2 million for the three months ended September 30, 2011. The increase is primarily due to the depreciation expense associated with the increase in deployed fixed assets.  The impact of exchange rates resulted in an increase in our depreciation and amortization expenses for the three months ended September 30, 2011 of approximately $0.3 million.

Interest Expense.  Interest expense results from interest incurred on our $175.0 million of 8.375% Senior Secured Notes (the “Senior Notes”) issued in January 2011, our $92.0 million of 1.00% convertible senior notes (the “Convertible Notes”) issued in June 2007, and interest on our capital lease obligations.  Our interest expense increased 118.4% from $4.1 million for the three months ended September 30, 2010 to $9.0 million for the three months ended September 30, 2011.  The increase is attributed to approximately $3.7 million of interest expense related to the issuance of our Senior Notes and to an increase in our capital lease obligations. The impact of exchange rates resulted in an increase in our interest expense for the three months ended September 30, 2011 of approximately $0.2 million.

Income Tax Provision.  Our income tax provision was $0.1 million for the three months ended September 30, 2010 and $0.4 million for the three months ended September 30, 2011. The income tax provision for the three months ended September 30, 2010 includes approximately $0.1 million U.S. state and foreign income taxes. The income tax provision for the three months ended September 30, 2011 includes approximately $0.1 million for Canadian income taxes and $0.3 million for U.S. state and foreign income taxes.

Buildings On-net. As of September 30, 2010 and 2011, we had a total of 1,539 and 1,707 on-net buildings connected to our network, respectively.

Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2011

The following summary table presents a comparison of our results of operations for the nine months ended September 30, 2010 and 2011 with respect to certain key financial measures. The comparisons illustrated in the table are discussed in greater detail below.

	Nine months ended September 30,		Percent
	2010	2011	Change
	(in thousands)
Service revenue	$193,955	$226,406	16.7%
On-net revenue	151,402	173,484	14.6%
Off-net revenue	40,196	50,704	26.1%
Non-core revenue	2,357	2,218	(5.9)%
Network operations expenses (1)	87,715	98,250	12.0%
Selling, general, and administrative expenses (2)	49,752	51,831	4.2%
Equity-based compensation expense	4,760	6,007	26.2%
Asset impairment	594	—	(100.0)%
Depreciation and amortization expenses	41,712	44,714	7.2%
Interest expense	12,340	25,673	108.0%
Release of lease obligation - gain	—	2,739	100.0%
Income tax benefit (provision)	268	(1,162)	(533.6)%

(1)  Excludes equity-based compensation expenses of $246 and $388 in the nine months ended September 30, 2010 and 2011, respectively, which, if included would have resulted in a period-to-period change of 12.1%.

(2)  Excludes equity-based compensation expenses of $4,514 and $5,619 in the nine months ended September 30, 2010 and 2011, respectively, which, if included would have resulted in a period-to-period change of 5.9%.

Service Revenue. Our service revenue increased 16.7% from $194.0 million for the nine months ended September 30, 2010 to $226.4 million for the nine months ended September 30, 2011. The impact of exchange rates resulted in an increase of revenues for the nine months ended September 30, 2011 of approximately $4.1 million.  All foreign currency comparisons herein reflect our results for the nine months ended September 30, 2011 translated at the average foreign currency exchange rates for the nine months ended September 30, 2010.  For the nine months ended September 30, 2010 and 2011, on-net, off-net and non-core revenues represented 78.1%, 20.7% and 1.2% and 76.6%, 22.4% and 1.0% of our service revenue, respectively.

Revenues from our corporate and net-centric customers represented 49.0% and 51.0% of total service revenue, respectively, for the nine months ended September 30, 2010 and represented 48.8% and 51.2% of total service revenue, respectively, for the nine months ended September 30, 2011.  Revenues from corporate customers increased 16.4% from $95.0 million for the nine months ended September 30, 2010 to $110.6 million for the nine months ended September 30, 2011.  Revenues from our net-centric customers increased 17.1% from $98.9 million for the nine months ended September 30, 2010 to $115.8 million for the nine months ended September 30, 2011.

Our on-net revenues increased 14.6% from $151.4 million for the nine months ended September 30, 2010 to $173.5 million for the nine months ended September 30, 2011. Our on-net revenues increased as we increased the number of our on-net customer connections by 23.5% from approximately 19,900 at September 30, 2010 to approximately 24,500 at September 30, 2011. On-net customer connections increased at a greater rate than on-net revenues due to a decline in the average revenue per on-net customer connection, primarily from our net-centric customers. This decline is partly attributed to a shift in the customer connection mix and due to volume and term-based pricing discounts. On-net customers who cancel their service from our installed base of customers, in general, have greater average revenue per connection than new customers. These trends resulted in a reduction to our average revenue per on-net connection.

Our off-net revenues increased 26.1% from $40.2 million for the nine months ended September 30, 2010 to $50.7 million for the nine months ended September 30, 2011.  Our off-net revenues increased as we increased the number of our off-net customer connections by 11.5% from approximately 3,470 at September 30, 2010 to approximately 3,860 at September 30, 2011.  Off-net revenues increased at a greater rate than off-net customer connections due to an increase in the average revenue per off-net customer connection. Off-net customers who cancel their service, in general, have lower average revenue per connections than new off-net customers who generally purchase higher-bandwidth connections.

Our non-core revenues decreased 5.9% from $2.4 million for the nine months ended September 30, 2010 to $2.2 million for the nine months ended September 30, 2011. The number of our non-core customer connections decreased 20.0% from approximately 730 at September 30, 2010 to approximately 580 at September 30, 2011. We do not actively market these acquired non-core services and expect that the service revenue associated with them will continue to decline.

Network Operations Expenses. Our network operations expenses, excluding equity-based compensation expense, increased 12.0% from $87.7 million for the nine months ended September 30, 2010 to $98.3 million for the nine months ended September 30, 2011. The increase is primarily attributable to an increase in costs related to our network and facilities expansion activities and the increase in our off-net revenues.  When we provide off-net services we also assume the cost of the associated tail-circuits.  The impact of exchange rates resulted in an increase in our network operations expenses for the nine months ended September 30, 2011 of approximately $1.6 million.

Selling, General, and Administrative (“SG&A”) Expenses. Our SG&A expenses, excluding equity-based compensation expense, increased 4.2% from $49.8 million for the nine months ended September 30, 2010 to $51.8 million for the nine months ended September 30, 2011. SG&A expenses increased primarily from the increase in salaries and related costs required to support our expanding sales and marketing efforts. The impact of exchange rates resulted in an increase in our SG&A expenses for the nine months ended September 30, 2011 of approximately $0.9 million.

Equity-based Compensation Expense. Equity-based compensation expense results from grants of restricted stock and stock options. Equity-based compensation expense increased 26.2% from $4.8 million for the nine months ended September 30, 2010 to $6.0 million for the nine months ended September 30, 2011. In the second quarter of 2010, we granted approximately 0.9 million restricted shares to certain of our employees.  These restricted shares were valued at approximately $9.6 million and are recognized as equity-based compensation expense on a straight-line basis over the three year service period. In 2010 we also granted 0.1 million restricted shares subject to certain performance conditions based upon certain of our operating metrics for 2010 and 2011. We recorded approximately $0.9 million of equity-based compensation expense related to these restricted shares in the nine months ended September 30, 2011 since it was considered probable that the performance conditions for 2011 would be met and the performance conditions for 2010 were met in April 2011. There was no equity-based compensation expense related to restricted shares subject to performance conditions for the nine months ended September 30, 2010. The impact of exchange rates had no material impact on equity-based compensation expense for the nine months ended September 30, 2011.

Asset Impairment.  In the nine months ended September 30, 2010, we recorded an impairment charge of $0.6 million related to certain property and equipment that were no longer in use. There were no such charges in the nine months ended September 30, 2011.

Depreciation and Amortization Expenses. Our depreciation and amortization expense increased 7.2% from $41.7 million for the nine months ended September 30, 2010 to $44.7 million for the nine months ended September 30, 2011. The increase is primarily due to the depreciation expense associated with the increase in deployed fixed assets and the impact of an adjustment to our asset retirement obligation recorded in the nine months ended September 30, 2010.  In the first quarter of 2010, we determined that our estimates of restoration costs for our leased facility asset retirement obligations were too high based on current costs to restore and changes in the expected timing of the payment of those costs due to the extensions of lease terms. As a result, in the first quarter of 2010, we reduced our estimates of the cash flows that we believed will be required to settle our leased facility asset retirement obligations at the end of the respective lease terms, which resulted in a reduction to our asset retirement obligation liability.   These revisions reduced our asset retirement obligation liability by $0.9 million with an offsetting reduction to depreciation and amortization of $0.7 million and selling, general and administrative expenses of $0.2 million.  There were no such adjustments to our asset retirement obligations in the nine months ended September 30, 2011. The impact of exchange rates resulted in an increase in our depreciation and amortization expenses for the nine months ended September 30, 2011 of approximately $0.6 million.

Interest Expense.  Interest expense results from interest incurred on our Senior Notes, Convertible Notes and interest on our capital lease obligations.  Our interest expense increased 108.0% from $12.3 million for the nine months ended September 30, 2010 to $25.7 million for the nine months ended September 30, 2011.  The increase is attributed to approximately $10.3 million of interest expense related to the issuance of our Senior Notes and to an increase in our capital lease obligations. The impact of exchange rates resulted in an increase in our interest expense for the nine months ended September 30, 2011 of approximately $0.4 million.

Release of Lease Obligation-Gain. In the nine months ended September 30, 2011 the requirements for extinguishment were met and we were released from an obligation under an IRU capital lease obligation totaling $2.7 million resulting in a gain. The IRU asset related to this obligation had been fully impaired in 2008 when it was determined that the IRU asset was no longer in use.

Income Tax Benefit (Provision).  Our income tax benefit was $0.3 million for the nine months ended September 30, 2010.  Our income tax provision was $1.2 million for the nine months ended September 30, 2011. The net income tax benefit for the nine months ended September 30, 2010 includes approximately $0.3 million for U.S. state and foreign income taxes offset by a tax benefit of $0.6 million from the recognition of a receivable for refunds of federal alternative minimum tax amounts that were paid in 2007 and 2008.  The income tax provision for the nine months ended September 30, 2011 includes approximately $0.5 million for Canadian income taxes and $0.7 million for U.S. state and foreign income taxes.

Buildings On-net. As of September 30, 2010 and 2011, we had a total of 1,539 and 1,707 on-net buildings connected to our network, respectively.

Liquidity and Capital Resources

In assessing our liquidity, management reviews and analyzes our current cash balances, accounts receivable, accounts payable, accrued liabilities, capital expenditure commitments, and required capital lease and debt payments and other obligations.

Cash Flows

The following table sets forth our consolidated cash flows for the nine months ended September 30, 2010 and nine months ended September 30, 2011.

	Nine months ended September 30,
(in thousands)	2010	2011
Net cash provided by operating activities	$49,511	$48,521
Net cash used in investing activities	(40,606)	(35,430)
Net cash (used in) provided by financing activities	(16,990)	154,480
Effect of exchange rates on cash	(9)	197
Net (decrease) increase in cash and cash equivalents during period	$(8,094)	$167,768

Net Cash Provided by Operating Activities.  Our primary sources of operating cash are receipts from our customers who are billed on a monthly basis for our services. Our primary uses of operating cash are payments made to our vendors and employees. Net cash provided by operating activities was $49.5 million for the nine months ended September 30, 2010 compared to net cash provided by operating activities of $48.5 million for the nine months ended September 30, 2011. The decrease in cash provided by operating activities is due to an increase in our operating profit partly offset by changes in operating assets and liabilities including the semi-annual interest payment of $8.1 million on our Senior Notes that was paid in August 2011.

Net Cash Used In Investing Activities.  Net cash used in investing activities was $40.6 million for the nine months ended September 30, 2010 and $35.4 million for the nine months ended September 30, 2011.  Our primary use of investing cash for the nine months ended September 30, 2010 and nine months ended September 30, 2011 was $41.0 million and $35.4 million, respectively, for the purchases of property and equipment.

Net Cash (Used In) Provided By Financing Activities.  Net cash used in financing activities was $17.0 million for the nine months ended September 30, 2010.  Net cash provided by financing activities was $154.5 million for the nine months ended September 30, 2011.  Our primary use of financing cash for the nine months ended September 30, 2010 was $17.1 million of principal payments under our capital lease obligations.  Our primary use of financing cash for the nine months ended September 30, 2011 was $13.5 million of principal payments under our capital lease obligations and $2.9 million for purchases of our common stock. Our primary source of financing activities was $170.5 million of net proceeds from the issuance of our Senior Notes in January 2011.

Cash Position and Indebtedness

Our total indebtedness, net of discount, at September 30, 2011 was $384.2 million and our total cash and cash equivalents were $224.1 million. Our total indebtedness, net of discount, at September 30, 2011 includes $134.0 million of capital lease obligations for dark fiber primarily under long term IRU agreements.

Share Buyback Program

In February 2011, our board of directors approved a $50.0 million common stock buyback program (the “Buyback Program”). In the three months ended September 30, 2011, we purchased approximately 0.2 million shares of our common stock, respectively, for approximately $2.9 million under the Buyback Program. These common shares were subsequently retired. As of September 30, 2011, approximately $47.1 million remained under the Buyback Program.

Senior Secured Notes

In January 2011, we issued our Senior Notes due February 15, 2018, for an aggregate principal amount of $175.0 million in a private offering for resale to qualified institutional buyers pursuant to SEC Rule 144A. The Senior Notes are secured and bear interest at 8.375% per annum. Interest is payable in cash semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2011. We received net proceeds of approximately $170.5 million after deducting $4.5 million of issuance costs. We intend to use the net proceeds from the Senior Notes for general corporate purposes and/or repurchases of our common stock or our Convertible Notes or a special dividend to our stockholders.

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

Convertible Senior Notes

In June 2007, we issued our Convertible Notes due June 15, 2027, in a private offering for resale to qualified institutional buyers pursuant to SEC Rule 144A. The Convertible Notes are unsecured and bear interest at 1.00% per annum. The Convertible Notes will rank equally with any future senior debt and senior to any future subordinated debt and are effectively subordinated to all of our subsidiary’s existing and future liabilities and to any secured debt that we may issue to the extent of the value of the collateral. Interest is payable in cash semiannually in arrears on June 15 and December 15 of each year, beginning on December 15, 2007.

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

Critical Accounting Policies and Significant Estimates

Management believes that as of September 30, 2011, there have been no material changes to our critical accounting policies and significant estimates from those listed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2010.

ITEM 3.                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Management believes that as of September 30, 2011, there have been no material changes to our exposures to market risk from those disclosed in Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” of our annual report on Form 10-K for the year ended December 31, 2010. Based upon the quoted market prices at September 30, 2011, the fair values of our $92.0 million Convertible Notes and $175.0 million Senior Notes were approximately $81.3 million and $179.6 million, respectively.

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

ITEM 2.                  PURCHASES OF EQUITY SECURITIES.

On February 2, 2011, our Board of Directors had authorized a plan to permit the repurchase of up to $50.0 million of our common stock in negotiated and open market transactions. As of September 30, 2011, we had purchased 229,556 shares of our common stock pursuant to these authorizations for an aggregate of $2.9 million; approximately $47.1 million remained available for such negotiated and open market transactions concerning our common stock. We may purchase shares from time to time depending on market, economic, and other factors. The authorization will continue through February 29, 2012.

The following table summarizes our common stock repurchases during the third quarter of 2011 made pursuant to this authorization. During the quarter, we did not purchase shares outside of this program, and all purchases were made by or on behalf of the Company and not by any “affiliated purchaser” (as defined by Rule 10b-18 of the Securities Exchange Act of 1934).

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or (Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2011	0	$0	0	$50,000,000
August 1-31, 2011	90,087	$12.95	90,087	$48,833,250
September 1-30, 2011	139,469	$12.67	229,556	$47,066,758

ITEM 6.                  EXHIBITS.

(a) Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer (filed herewith)
32.2	Certification of Chief Financial Officer (filed herewith)
101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 3, 2011	COGENT COMMUNICATIONS GROUP, INC.

	By:	/s/ David Schaeffer
Name: David Schaeffer
Title: Chairman of the Board and Chief Executive Officer

Date: November 3, 2011	By:	/s/ Thaddeus G. Weed
Name: Thaddeus G. Weed
Title: Chief Financial Officer (Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description

31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer (filed herewith)
32.2	Certification of Chief Financial Officer (filed herewith)
101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (furnished herewith).