Form 10-K
period 2011-12-31
COGENT COMMUNICATIONS GROUP INC
filed 2012-02-27
CIK 1158324

Use these links to rapidly review the document

TABLE OF CONTENTS 2

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2011
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The number of shares outstanding of the issuer's common stock, par value $0.001 per share, as of February 24, 2012 was 45,920,547.

         The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing price of $17.01 per share on June 30, 2011 as reported by the NASDAQ Global Select Market was approximately $736 million.

COGENT COMMUNICATIONS GROUP, INC.
FORM 10-K ANNUAL REPORT
FOR THE YEAR ENDED DECEMBER 31, 2011

i

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's definitive proxy statement for the registrant's 2012 annual shareholders meeting are incorporated by reference in Part III of this Form 10-K.

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

PART I

ITEM 1.    BUSINESS

Overview

        We are a leading facilities-based provider of low-cost, high-speed Internet access and Internet Protocol, or IP, communications services. Our network is specifically designed and optimized to transmit data using IP. We deliver our services primarily to small and medium-sized businesses, communications service providers and other bandwidth-intensive organizations in North America and Europe. We recently began expansion into the Japanese market.

        Our on-net service consists of high-speed Internet access and IP connectivity ranging from 0.5 Megabits per second to 10 Gigabits per second of bandwidth. We offer our on-net services to customers located in buildings that are physically connected to our network. Because of our integrated network architecture, we are not dependent on local telephone companies to serve these on-net customers. We provide on-net Internet access to net-centric and corporate customers. Our primary on-net service offered to our corporate customers is Internet access at a speed of 100 Megabits per second. Our corporate customers are located in multi-tenant office buildings and typically include law firms, financial services firms, advertising and marketing firms and other professional services businesses. Our on-net services offered to our net-centric customers include Internet access at speeds of up to ten Gigabits per second. Our net-centric customers include certain bandwidth-intensive users such as universities, other Internet service providers, telephone companies, cable television companies and commercial content providers. These customers generally receive service in colocation facilities and in our data centers. For the years ended December 31, 2009, 2010 and 2011, our on-net customers generated 79.9%, 77.8% and 76.3%, respectively, of our total service revenue.

        Our off-net services are sold to businesses that are connected to our network primarily by means of "last mile" access service lines obtained from other carriers, primarily in the form of point-to-point TDM, POS, SDH and/or Carrier Ethernet circuits. For the years ended December 31, 2009, 2010 and 2011, our off-net customers generated 18.4%, 21.0%, and 22.8%, respectively, of our total service revenue.

        Our non-core services, which consist primarily of legacy services of companies whose assets or businesses we have acquired and continue to support but do not actively sell, primarily include voice services (only provided in Toronto, Canada). For the years ended December 31, 2009, 2010 and 2011, non-core services generated 1.7%, 1.2% and 0.9%, respectively, of our total service revenue.

        We also operate 43 data centers comprising over 420,000 square feet throughout North America and Europe that allow customers to co-locate their equipment and access our network.

Competitive Advantages

        We believe we address many of the IP data communications needs of small and medium-sized businesses, communications service providers and other bandwidth-intensive organizations by offering them high-quality, high-speed Internet service at attractive prices.

        Low Cost of Operation.    We offer a streamlined set of products on an integrated network that operates on a single protocol. Our network design allows us to avoid many of the costs that our competitors incur associated with circuit-switched and TDM networks related to provisioning, monitoring and maintaining multiple transport protocols. We believe that our low cost of operation also gives us greater pricing flexibility and a significant advantage in a competitive environment characterized by falling Internet access prices. We believe our value proposition is equal or superior to our competitors' in all of the on-net multi-tenant office buildings and carrier neutral data centers in which we compete.

        Independent Network.    Our on-net service does not rely on infrastructure controlled by a third party carrier. In on-net multi-tenant office buildings we provide our customers the entire network, including the last mile and the in-building wiring to the customer's suite. In carrier neutral data centers we are colocated with our customers so only a connection within-the-data center is required to provide our services. This gives us more control over our service, quality and pricing. It also allows us to provision services more quickly and efficiently than provisioning services on a third-party carrier network. We are typically able to activate service to our customers in one of our on-net buildings in approximately ten business days.

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

        High Traffic Network Footprint.    We have strategically chosen locations, such as over 1,230 large multi-tenant office buildings in major cities and colocation facilities with high levels of Internet traffic, to maximize our revenue opportunities and expand our margins. Our network is connected to our on-net multi-tenant office buildings where we offer our services to a diverse set of high-quality, low churn customers within close physical proximity of each other. Our network is also directly connected to over 550 carrier neutral colocation and data centers where our net-centric customers directly interconnect with our network.

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

Our Strategy

        We intend to become the leading provider of high-quality, high-speed Internet access and IP communications services and to continue to improve our profitability and cash flow. The principal elements of our strategy include:

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

        Pursuing On-Net Customer Growth.    We intend to increase usage of our network and operational infrastructure by adding customers in our existing on-net buildings, as well as adding multi-tenant office buildings and carrier neutral data centers to our network. Our on-net service generates greater profit margins and more control over service levels, quality, pricing and faster provisioning of services than our off-net services. Our fiber network connects directly to on-net customers' premises and we pay no local access ("last mile") charges to other carriers to provide our on-net service. We are responding to this on-net revenue opportunity by increasing our sales and marketing efforts including increasing our number of sales representatives, implementing strategies to optimize sales productivity and expanding our on-net addressable market by adding service locations to our network.

        Selectively Pursuing Acquisition Opportunities.    In addition to adding customers through our sales and marketing efforts, we will continue to seek out acquisition opportunities that increase our customer base, allowing us to take advantage of the unused capacity on our network and to add revenues with minimal incremental costs. Given our record of successful asset integration, we believe we can continue to successfully integrate new businesses as they are acquired. We may also make opportunistic acquisitions of network assets.

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

        Our network serves over 175 metropolitan markets in North America and Europe and encompasses:

  •
  over 1,230 multi-tenant office buildings strategically located in commercial business districts;

  •
  over 550 carrier-neutral Internet aggregation facilities, data centers and single-tenant buildings;

  •
  over 450 intra-city networks consisting of over 16,800 fiber miles;

  •
  an inter-city network of more than 56,000 fiber route miles; and

  •
  multiple high-capacity transatlantic circuits that connect the North American and European portions of our network.

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

In-Building Networks

        In office buildings where we provide service to multiple tenants we connect our routers to a cable typically containing 12 to 288 optical fiber strands that run from our equipment in the basement of the building through the building riser to the customer location. Our service is initiated by connecting a fiber optic cable from our customer's local area network to the infrastructure in the building riser. Our customer then has dedicated and secure access to our network using an Ethernet connection. We believe that Ethernet is the lowest cost network connection technology and is almost universally used for the local area networks that businesses operate.

Internetworking

        The Internet is an aggregation of interconnected networks. We have over 55 settlement-free interconnections between our network and most major Internet Service Providers, or ISPs. We interconnect our network to other networks predominantly through private peering arrangements. Larger ISPs exchange traffic and interconnect their networks by means of direct private connections referred to as private peering.

        Peering agreements between ISPs are necessary in order for them to exchange traffic. Without peering agreements, each ISP would have to buy Internet access from every other ISP in order for its customer's traffic, such as email, to reach and be received from customers of other ISPs. We are considered a Tier 1 ISP and, as a result, we have settlement-free peering arrangements with other providers. This allows us to exchange traffic with those ISPs without payment by either party. In such arrangements, each party exchanging traffic bears its own cost of delivering traffic to the point at which it is handed off to the other party. We also engage in public peering arrangements in which each party also pays a fee to the owner of routing equipment that operates as the central exchange for all the participants. We do not treat our settlement-free peering arrangements as generating revenue or expense related to the traffic exchanged. However, we charge customers for transit services across our network. We directly connect with over 3,900 total networks.

Network Management and Customer Care

        Our primary network operations centers are located in Washington, D.C. and Madrid, Spain. These facilities provide continuous operational support in both North America and Europe. Our network operations centers are designed to immediately respond to any problems in our network. Our customer care call centers are located in Washington, D.C., Herndon, Virginia, Madrid, Spain Paris, France, and Frankfurt, Germany. To ensure the quick replacement of faulty equipment in the intra-city and long-haul networks, we have deployed field engineers across North America and Europe. In addition, we have maintenance contracts with third-party vendors that specialize in optical and routed networks.

Our Services

        We offer our high-speed Internet access and IP connectivity services primarily to small and medium-sized businesses, communications providers and other bandwidth-intensive organizations located in North America and Europe. We recently began offering our services in a single location in Japan.

        The table below shows our primary service offerings:

On-Net Services	Bandwidth (Mbps)
Fast Ethernet	100
Gigabit Ethernet	1,000
10 Gigabit Ethernet	10,000
Point-to-Point	10 to 2,000
Colocation with Internet Access	2 to 10,000

Off-Net Services	Bandwidth (Mbps)
T1 or E1	1.5 or 2.0
T3 or E3	45 or 34
Ethernet	10,100 or 1,000

        We offer on-net services in over 175 metropolitan markets. We serve over 1,740 on-net buildings of which more than 1,470 are located in North America with the remainder located in Europe and one located in Japan. Our most popular on-net service in North America is our Fast Ethernet service, which provides Internet access at 100 megabits per second. We typically offer our Fast Ethernet (Internet access) service to our small and medium-sized business customers. We also offer Internet access services at higher speeds of up to ten Gigabits per second. These services are generally used by customers that have businesses, such as web hosting, that are Internet based and are generally delivered at data centers and carrier hotels. We believe that, on a per-Megabit basis, this service offering is one of the lowest priced in the marketplace. We also offer colocation services in 43 locations in North America and Europe. This service offers Internet access combined with rack space and power in a Cogent facility, allowing the customer to locate a server or other equipment at that location and connect to our Internet access service. Our final on-net service offering is our "Point-to-Point" or "Layer 2" service. These point-to-point connections span North America and Europe and allow customers to connect geographically dispersed local area networks in a seamless manner. We offer lower prices for longer term and volume commitments. We emphasize the sale of our on-net services because we believe that we have a competitive advantage in providing these services and these services generate greater gross profit margins than our off-net services.

        We offer our off-net services to customers that are not located in our on-net buildings. These services are primarily provided in the metropolitan markets in North America and Europe in which we offer on-net services. These services are generally provided to small and medium-sized businesses in approximately 3,860 off-net buildings.

        We support certain non-core services that we assumed with certain of our acquisitions. These services primarily include voice services (only provided in Toronto, Canada). We expect that the revenue from our non-core services will continue to decline. We do not actively sell these services and expect the growth of our Internet access services to compensate for this loss.

Sales and Marketing

        Sales.    We employ a direct sales and marketing approach including telesales. As of February 1, 2012, our sales force included 352 full-time employees. Approximately one-third of these employees are located in our call centers with the remaining two-thirds located in our sales offices. Our outside direct sales personnel work through direct face-to-face contact with potential customers in, or intending to locate in, our on-net buildings. Through agreements with building owners, we are able to initiate and maintain personal contact with our customers by staging various promotional and social events in our on-net buildings. Direct sales personnel are compensated with a base salary plus quota-based commissions and incentives. We use a customer relationship management system to efficiently track sales activity levels and sales productivity.

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

Competition

        We face competition from incumbent carriers, Internet service providers and facilities-based network operators, many of whom are much larger than us, have significantly greater financial resources, better-established brand names and large, existing installed customer bases in the markets in which we compete. We also face competition from other new entrants to the communications services market. Many of these companies offer products and services that are similar to our products and services. Unlike some of our competitors, we do not have title to most of the dark fiber that makes up our network. Our interests in that dark fiber are in the form of long-term leases under indefeasible rights of use or IRUs. We rely on the third-party maintenance of such dark fiber to provide our on-net services to our customers. We are also dependent on third party providers, for the local loop facilities for the provision of connections to our off-net customers.

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

        In Japan, where we recently began our expansion, we encountered fewer regulations regarding the provision of Internet access service than we encountered in the European and Mexican markets.

        The laws related to Internet telecommunications are unsettled and there may be new legislation and court decisions that may affect our services and expose us to liabilities.

Employees

        As of February 1, 2012, we had 623 employees. Unions represent twenty-three of our employees in France. We believe that we have a satisfactory relationship with our employees.

Available Information

        We were incorporated in Delaware in 1999. We make available free of charge through our Internet website our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. The reports are made available through a link to the SEC's Internet website at www.sec.gov. You can find these reports and request a copy of our Code of Conduct on our website at www.cogentco.com under the "About Cogent" tab at the "Investor Relations" link.

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

        In order to become consistently profitable and consistently cash flow positive, we need to both retain existing customers and continue to add a large number of new customers. The precise number of additional customers required is dependent on a number of factors, including the turnover of existing customers, the pricing of our product offerings and the revenue mix among our customers. We may not succeed in adding customers if our sales and marketing plans are unsuccessful. In addition, many of our target customers are existing businesses that are already purchasing Internet access services from one or more providers, often under a contractual commitment. It has been our experience that such target customers are often reluctant to switch providers due to costs and effort associated with switching providers. Further, as some of our customers grow larger they may decide to build their own Internet networks. While no single customer accounted for more than 5.5% of our 2011 revenues, a migration of a few very large Internet users to their own networks or the loss or reduced purchases from several significant customers could impair our growth, cash flow and profitability.

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

We may experience difficulties in implementing our expansion in Eastern Europe, Mexico and Japan and may incur related unexpected costs and regulatory issues.

        We began to expand our network into Eastern Europe in 2007, into Mexico in 2009 and into Japan in late 2011. We have experienced difficulty in acquiring dark fiber and other difficulties in making our network operational in Eastern European and Mexican markets. Our expansion may cost more than we have planned. We also may experience regulatory issues. Finally, we may be unsuccessful in selling our services in these markets. If we are not successful in developing our market presence in Eastern Europe, Mexico and Japan our operating results and growth could be adversely impacted.

We may experience delays and additional costs in expanding our on-net buildings.

        Currently, we plan on continuing to increase the number of carrier-neutral facilities and multi-tenant office buildings that are connected to our network. We may be unsuccessful at identifying appropriate buildings or negotiating favorable terms for acquiring access to such buildings, and consequently, we may experience difficulty in adding customers to our network and fully using our network's available capacity.

Our connections to the Internet require us to establish and maintain relationships with other providers, which we may not be able to maintain.

        The Internet is composed of various network providers who operate their own networks that interconnect at public and private interconnection points. Our network is one such network. In order to obtain Internet connectivity for our network, we must establish and maintain relationships with other providers and incur the necessary capital costs to locate our equipment and connect our network at these various interconnection points.

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

        As we continue to expand into other countries, such as Japan and others, our success will depend, in part, on our ability to anticipate and effectively manage these and other risks. Our failure to manage these risks and grow our operations outside the U.S. may have a material adverse effect on our business and results of operations.

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

Our network may be the target of potential cyber attacks and other security breaches that could have significant negative consequences.

        Our business depends on our ability to limit and mitigate interruptions or degradation to our network availability. Our network, including our routers, may be vulnerable to unauthorized access, computer viruses, cyber attacks, and other security breaches. An attack on or security breach of our network could result in interruption or cessation of services, our inability to meet our service level commitments, and potentially compromise customer data transmitted over our network. We cannot guarantee that our security measures will not be circumvented, thereby resulting in network failures or interruptions that could impact our network availability and have a material adverse effect on our business, financial condition and operational results. We may be required to expend significant resources to protect against such threats, and may experience a reduction in revenues, litigation, and diminution in goodwill, caused by a breach. Although our customer contracts limit our liability, affected customers and third parties may seek to recover damages from us under various legal theories.

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

We have historically incurred operating losses.

        For much of our history since we initiated operations in 2000, we have generated operating losses. Continued operating losses may prevent us from pursuing our strategies for growth or may require us to seek unplanned additional capital and could cause us to be unable to meet our debt service obligations, capital expenditure requirements or working capital needs.

The utilization of certain of our net operating loss carryforwards are limited and depending upon the amount of our taxable income we may be subject to paying income taxes earlier than planned.

        Due to the uncertainty surrounding the realization of our net deferred tax asset, we have recorded a valuation allowance for the substantial majority of our net deferred tax asset. Section 382 of the Internal Revenue Code in the United States limits the utilization of net operating losses when ownership changes, as defined by that section, occur. We have performed an analysis of our Section 382 ownership changes and have determined that the utilization of certain of our net operating loss carryforwards in the United States is limited.

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

        The carriers from whom we have obtained our inter-city and intra-city dark fiber maintain that dark fiber. We are contractually obligated under the agreements with these carriers to pay maintenance fees, and if we are unable to continue to pay such fees we would be in default under these agreements. If these carriers fail to maintain the fiber or disrupt our fiber connections due to our default or for other reasons, such as business disputes with us and governmental takings, our ability to provide service in the affected markets or parts of markets would be impaired unless we have or can obtain alternative fiber routes. The companies that maintain our inter-city dark fiber and many of the companies that maintain our intra-city dark fiber are also competitors of ours. Consequently, they may have incentives to act in ways unfavorable to us. While we have successfully mitigated the effects of prior service interruptions and business disputes in the past, we may incur significant delays and costs in restoring service to our customers in connection with future service interruptions, and as a result we may lose customers.

Our business depends on agreements with carrier neutral data center operators, which we could fail to obtain or maintain.

        Our business depends upon access to customers in carrier neutral data centers, which are facilities in which many large users of the Internet house the computer servers that deliver content and applications to users by means of the Internet and provide access to multiple Internet access networks. Most carrier neutral data centers allow any carrier to operate within the facility (for a standard fee). We expect to enter into additional agreements with carrier neutral data center operators as part of our growth plan. Current government regulations do not require carrier neutral data center operators to allow all carriers access on terms that are reasonable or nondiscriminatory. We have been successful in obtaining agreements with these operators in the past and have generally found that the operators want to have us located in their facilities because we offer low-cost, high-capacity Internet service to their customers. Any deterioration in our existing relationships with these operators could harm our sales and marketing efforts and could substantially reduce our potential customer base. Increasing concentration in this industry, such as the mergers between Switch & Data Facilities Company, Inc. and Equinix, Inc., and Verizon Communications, Inc. and Terremark Worldwide, Inc. could negatively impact us if any such combined entities decide to discontinue operation of their facilities in a carrier neutral fashion.

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

Changes in laws, rules, and enforcement could adversely affect us.

        As an Internet service provider, we are not subject to substantial regulation by the FCC or the state public utilities commissions in the United States. However, the FCC has recently promulgated limited rules applicable to Internet service providers and proposed changes to the contribution mechanism for the U.S. universal service fund that might require contributions from Internet service providers. Internet service is also subject to minimal regulation in Western Europe and in Canada. In Eastern Europe and Mexico the regulation is greater, though not as extensive as the regulation for providers of voice services. If we decide to offer traditional voice services or otherwise expand our service offerings to include services that would cause us to be deemed a common carrier, we will become subject to additional regulation. Additionally, if we offer voice service using IP (voice over IP) or offer certain other types of data services using IP we may become subject to additional regulation. This regulation could impact our business because of the costs and time required to obtain necessary authorizations, the additional taxes that we may become subject to or may have to collect from our customers, and the additional administrative costs of providing these services, and other costs. Even if we do not decide to offer additional services, governmental authorities may decide to impose additional regulation and taxes upon providers of Internet service. All of these could inhibit our ability to remain a low-cost carrier and could have a material adverse effect on our business, financial condition or results of operations.

        Much of the law related to the liability of Internet service providers remains unsettled. Some jurisdictions have laws, regulations, or court decisions that impose obligations upon Internet access providers to restrict access to certain content. Other legal issues, such as the sharing of copyrighted information, transborder data flow, unsolicited commercial email ("spam"), universal service, and liability for software viruses could become subjects of additional legislation and legal development and changes in enforcement policies. We cannot predict the impact of these changes on us. They could have a material adverse effect on our business, financial condition or results of operations.

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

If we do not comply with laws regarding corruption and bribery, we may become subject to monetary or criminal penalties.

        The U.S. Foreign Corrupt Practices Act generally prohibits companies and their intermediaries from bribing foreign officials for the purpose of obtaining or keeping business. Other countries have similar laws to which we are subject. We currently take precautions to comply with these laws. However, these precautions may not protect us against liability, particularly as a result of actions that may be taken in the future by agents and other intermediaries through whom we have exposure under these laws even though we may have limited or no ability to control such persons. Our competitors include foreign entities that are not subject to the U.S. Foreign Corrupt Practices Act or laws of similar stringency, and hence we may be at a competitive disadvantage.

Risk Factors Related to Our Indebtedness

We have substantial debt which we may not be able to repay when due.

        Our total indebtedness, net of discount, at December 31, 2011 was $386.3 million. As of December 31, 2011, we have $92.0 million of face value of senior convertible notes outstanding. The holders of the convertible notes have the right to compel us to repurchase for cash on June 15, 2014, June 15, 2017 and June 15, 2022, all or some of their convertible notes. They also have the right to be paid the principal upon default and upon certain designated events, such as certain changes of control. In January 2011 we issued $175.0 million in senior secured notes due that are due in 2018. We may not have sufficient funds to pay the principal of these obligations at the time we are obligated to do so, which could result in bankruptcy, or we may only be able to raise the necessary funds on unfavorable terms.

        Our total indebtedness at December 31, 2011 includes $134.7 million of capital lease obligations for dark fiber primarily under 15 - 20 year IRUs. The amount of our IRU capital lease obligations may be impacted due to our expansion activities and fluctuations in foreign currency rates.

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

        Our headquarters facility consists of approximately 15,350 square feet located in Washington, D.C. The lease for our headquarters is with an entity controlled by our Chief Executive Officer. The lease expires on August 31, 2013.

        We also lease a total of approximately 540,000 square feet of space for our colocation facilities, regional offices and operations centers. The remaining term of these leases ranges from 4 months to 10 years with, in many cases, options to renew.

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

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

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

        As of February 2, 2012, there were approximately 195 holders of record of shares of our common stock holding 45,936,476 shares of our common stock.

        The table below shows, for the quarters indicated, the reported high and low trading prices of our common stock.

	High	Low
Calendar Year 2010
First Quarter	$11.90	$9.85
Second Quarter	10.48	7.58
Third Quarter	9.47	7.03
Fourth Quarter	14.29	9.33
Calendar Year 2011
First Quarter	$16.14	$13.10
Second Quarter	17.23	12.68
Third Quarter	17.99	12.23
Fourth Quarter	17.84	12.63

        We have not paid any dividends on our common stock since our inception. Any future determination to pay dividends will be at the discretion of our board of directors and will be dependent upon then-existing conditions, including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors our board of directors deems relevant. We currently have no preferred stock outstanding.

Performance Graph

        In connection with our merger with Allied Riser Communications Corporation, in February 2002 we began trading shares of our common stock on the American Stock Exchange. On March 6, 2006, our shares of common stock began trading on the NASDAQ National Market. Our common stock currently trades on the NASDAQ Global Select Market. The chart below compares the relative changes in the cumulative total return of our common stock for the period December 31, 2006—December 31, 2011, against the cumulative total return for the same period of the (1) The Standard & Poor's 500 (S&P 500) Index and (2) an industry peer group consisting of Internap Network Services Corporation (NASDAQ: INAP) and TW Telecom Inc. (NASDAQ: TWTC). The comparison assumes $100 was invested on December 31, 2006 in our common stock, the S&P 500 Index and the industry peer group, with dividends, if any, reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Cogent Communications Group, the S&P 500 Index, and a Peer Group

*
$100 invested on 12/31/06 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

  Please note Time Warner Telecom Inc. changed its name to TW Telecom Inc.

  Copyright© 2012 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	12/06	12/07	12/08	12/09	12/10	12/11
Cogent Communications Group	$100.00	$146.18	$40.26	$60.79	$87.18	$104.13
S&P 500	100.00	105.49	66.46	84.05	96.71	98.75
Peer Group	100.00	89.91	36.26	72.93	74.37	83.24

*
$100 invested on 12/31/06 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

Issuer Purchases of Equity Securities

        In February 2011, we announced that our Board of Directors had authorized a plan to permit the repurchase of up to $50.0 million of our common stock in negotiated and open market transactions. As of December 31, 2011, we had purchased 232,356 shares of our common stock pursuant to these authorizations for an aggregate of $3.0 million; approximately $47.0 million remained available for such negotiated and open market transactions concerning our common stock. We may purchase shares and our convertible notes from time to time depending on market, economic, and other factors. The authorization was extended by our board and will continue through February 2013.

        The following table summarizes our common stock repurchases during the fourth quarter of 2011 made pursuant to this authorization. During the quarter, we did not purchase shares outside of this program, and all purchases were made by us or on our behalf and not by any "affiliated purchaser" (as defined by Rule 10b-18 of the Securities Exchange Act of 1934).

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or (Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Repurchase Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1 - 31, 2011	2,800	$12.74	232,356	$47,031,077
November 1 - 30, 2011	0	$0	232,356	$47,031,077
December 1 - 31, 2011	0	$0	232,356	$47,031,077

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

	Years Ended December 31,
	2007	2008	2009	2010	2011
	(dollars in thousands)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Service revenue	$185,663	$215,489	$235,807	$263,416	$305,500
Operating expenses:
Network operations	87,548	92,727	102,603	118,653	131,650
Equity-based compensation expense—network operations	208	328	172	370	510
Selling, general, and administrative	52,011	62,917	68,470	65,793	69,799
Equity-based compensation expense—SG&A	10,176	17,548	8,435	6,267	7,185
Asset impairments	—	1,592	—	594	—
Depreciation and amortization	65,638	62,589	59,913	56,524	59,850

Total operating expenses	215,581	237,701	239,593	248,201	268,994

Operating (loss) income	(29,918)	(22,212)	(3,786)	15,215	36,506
Gains—purchases of senior convertible notes	—	23,075	—	—	—
Gains—lease obligation restructurings and releases	2,110	—	—	—	2,739
Interest expense and other, net	(7,555)	(14,549)	(14,612)	(15,723)	(33,663)

Income (loss) before income taxes	(35,363)	(13,686)	(18,398)	(508)	5,582
Income tax (provision) benefit	—	(1,536)	1,247	1,177	1,960

Net (loss) income	$(35,363)	$(15,222)	$(17,151)	$669	$7,542

Net (loss) income per common share—basic and diluted	$(0.74)	$(0.34)	$(0.39)	$0.01	$0.17

Weighted-average common shares—basic	47,800,159	44,563,727	44,028,736	44,633,878	45,180,485

Weighted-average common shares—diluted	47,800,159	44,563,727	44,028,736	44,790,753	45,704,052

CONSOLIDATED BALANCE SHEET DATA (AT PERIOD END):
Total assets	455,196	347,793	354,995	376,103	597,651
Long-term debt (including capital leases and current portion) (net of unamortized discount of $74,857, $30,253, $25,708, $20,758 and $15,366 respectively)	217,717	165,918	175,934	182,925	386,308

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

        Future economic instability in the global economy, which could affect spending on Internet services; the impact of changing foreign exchange rates (in particular the Euro to USD and Canadian to USD exchange rates) on the translation of our non-USD denominated revenues, expenses, assets and liabilities; legal and operational difficulties in new markets; the imposition of a requirement that we contribute to the U.S. Universal Service Fund and similar funds in other countries; changes in government policy and/or regulation, including net neutrality rules by the United States Federal Communications Commission and in the area of data protection; increasing competition leading to lower prices for our services; our ability to attract new customers and to increase and maintain the volume of traffic on our network; our ability to maintain our Internet peering arrangements on favorable terms; our reliance on an equipment vendor, Cisco Systems Inc., and the potential for hardware or software problems associated with such equipment; the dependence of our network on the quality and dependability of third-party fiber providers; our ability to retain certain customers that comprise a significant portion of our revenue base; the management of network failures and/or disruptions; and outcomes in litigation as well as other risks discussed from time to time in our filings with the Securities and Exchange Commission, including, without limitation, this annual report on Form 10-K for the fiscal year ended December 31, 2011.

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

        Our on-net service consists of high-speed Internet access and IP connectivity ranging from 100 Megabits per second to 10 Gigabits per second of bandwidth. We offer our on-net services to customers located in buildings that are physically connected to our network. We provide on-net Internet access to net-centric and corporate customers. Our net-centric customers include certain bandwidth-intensive users such as universities, other Internet service providers, telephone companies, cable television companies and commercial content providers. These customers generally receive service in colocation facilities and in our data centers. Our corporate customers are located in multi-tenant office buildings and typically include law firms, financial services firms, advertising and marketing firms and other professional services businesses.

        Our off-net services are sold to businesses that are connected to our network primarily by means of "last mile" access service lines obtained from other carriers, primarily in the form of point-to-point TDM, POS, SDH and/or Carrier Ethernet circuits. Our non-core services, which consist primarily of legacy services of companies whose assets or businesses we have acquired, primarily include voice services (only provided in Toronto, Canada). We do not actively market these non-core services and expect the service revenue associated with them to continue to decline.

        Our network is comprised of in-building riser facilities, metropolitan optical fiber networks, metropolitan traffic aggregation points and inter-city transport facilities. Our network is physically connected entirely through our facilities to over 1,740 buildings in which we provide our on-net services, including over 1,230 multi-tenant office buildings. We also provide on-net services in carrier-neutral colocation facilities, Cogent controlled data centers and single-tenant office buildings. Because of our integrated network architecture, we are not dependent on local telephone companies to serve our on-net customers. We emphasize the sale of our on-net services because we believe we have a competitive advantage in providing these services and these services generate gross profit margins that are greater than the gross profit margins on our off-net and non-core services.

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

Results of Operations

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2011

        Our management reviews and analyzes several key financial measures in order to manage our business and assess the quality of and potential variability of our service revenues and cash flows. The following summary table presents a comparison of our results of operations for the years ended December 31, 2010 and 2011 with respect to certain key financial measures. The comparisons illustrated in the table are discussed in greater detail below.

	Year Ended December 31,
			Percent Change
	2010	2011
	(in thousands)
Service revenue	$263,416	$305,500	16.0%
On-net revenues	205,004	233,012	13.7%
Off-net revenues	55,294	69,640	25.9%
Non-core revenues	3,118	2,848	(8.7)%
Network operations expenses(1)	118,653	131,650	11.0%
Selling, general, and administrative expenses(2)	65,793	69,799	6.1%
Equity-based compensation expense	6,637	7,695	15.9%
Asset impairment	594	—	(100.0)%
Depreciation and amortization expenses	56,524	59,850	5.9%
Interest expense	16,682	34,511	106.9%
Release of lease obligation—gain	—	2,739	100.0%
Income tax benefit	1,177	1,960	66.5%

(1)
Excludes equity-based compensation expense of $370 and $510 for 2010 and 2011, respectively, which, if included would have resulted in a period-to-period change of 11.0%.

(2)
Excludes equity-based compensation expense of $6,267 and $7,185 for 2010 and 2011, respectively, which, if included would have resulted in a period-to-period change of 6.8%.

        Service Revenue.    Our service revenue increased 16.0% from $263.4 million for 2010 to $305.5 million for 2011. Exchange rates positively impacted the increase in service revenues by approximately $3.9 million. All foreign currency comparisons herein reflect results for 2011 translated at the average foreign currency exchange rates for 2010. For 2010 and 2011, on-net, off-net and non-core revenues represented 77.8%, 21.0% and 1.2% and 76.3%, 22.8% and 0.9% of our service revenues, respectively. Our largest customer accounted for 5.5% of our 2011 revenues. In January 2012, our largest (net-centric) customer was indicted by the U.S. government and as a result our on-net service to this customer and the associated revenue terminated in January 2012. The loss of this on-net net-centric customer will negatively impact our revenue growth rate in 2012.

        Revenues from our corporate and net-centric customers represented 49.4% and 50.6% of our service revenue, respectively, for 2010, and represented 48.9% and 51.1% of our service revenue, respectively, for 2011. Revenues from corporate customers increased 14.9% from $130.1 million for 2010 to $149.4 million for 2011. Revenues from our net-centric customers increased 17.0% from $133.3 million for 2010 to $156.1 million for 2011.

        Our on-net revenues increased 13.7% from $205.0 million for 2010 to $233.0 million for 2011. Our on-net revenues increased as we increased the number of our on-net customer connections by 22.3% from approximately 20,900 at December 31, 2010 to approximately 25,500 at December 31, 2011. On-net customer connections increased at a greater rate than on-net revenues due to a decline in the average revenue per on-net customer connection—primarily resulting from the pricing per connection related to our net-centric customers. This decline in the average revenue per on-net customer connection is partly attributed to volume and term based pricing discounts. Additionally, on-net customers who cancel or renew their service from our installed base of customers, in general, have greater average revenue per connections than new or renewed customers. These trends resulted in a reduction to our average revenue per on-net connection.

        Our off-net revenues increased 25.9% from $55.3 million for 2010 to $69.6 million for 2011. Our off-net customer connections increased 11.0% from approximately 3,500 at December 31, 2010 to approximately 3,900 at December 31, 2011. Off-net revenues increased at a greater rate than off-net customer connections due to an increase in the average revenue per off-net customer connection. Off-net customers who cancel their service, in general, have an average revenue per connection and per connection bandwidth speed that is less than the average revenue per connection for new off-net customers who generally purchase higher-bandwidth connections.

        Our non-core revenues decreased 8.7% from $3.1 million for 2010 to $2.8 million for 2011. The number of our non-core customer connections decreased 12.8% from approximately 650 at December 31, 2010 to approximately 560 at December 31, 2011. We do not actively market these acquired non-core services and expect that the service revenue associated with them will continue to decline.

        Network Operations Expenses.    Network operations expenses include costs associated with service delivery, network management, and customer support. This includes the costs of personnel and related operating expenses associated with these activities, network facilities costs, fiber and equipment maintenance fees, leased circuit costs, and access and facilities fees paid to building owners. Our network operations expenses, excluding equity-based compensation expense, increased 11.0% from $118.7 million for 2010 to $131.7 million for 2011. The impact of exchange rates resulted in an increase of network operations expenses for 2011 of approximately $1.5 million. The increase in network operations expenses is primarily attributable to an increase in costs related to our network and facilities expansion activities including personnel and related operating expenses and an increase in our off-net revenues. When we provide off-net revenues we also assume the cost of the associated tail-circuits.

        Selling, General, and Administrative Expenses ("SG&A").    Our SG&A expenses, excluding equity-based compensation expense, increased 6.1% from $65.8 million for 2010 to $69.8 million for 2011. SG&A expenses increased primarily from the increase in salaries and related costs required to support our expansion efforts including an increase in our sales and marketing efforts. The impact of exchange rates resulted in an increase of approximately $0.9 million in SG&A expenses.

        Equity-based Compensation Expense.    Equity-based compensation expense is related to restricted stock and stock options. Our equity-based compensation expense increased 15.9% from $6.6 million for 2010 to $7.7 million for 2011. The increase is primarily due to the impact of grants of restricted shares to our employees that were granted in 2010. In the second quarter of 2010, we granted approximately 0.9 million restricted shares to certain of our employees that will vest over a three year period. These restricted shares were valued at approximately $9.6 million and will be recognized as equity-based compensation expense on a straight line basis over the three year service period. In April 2010, we also granted an additional 0.1 million restricted shares that are subject to certain performance conditions based upon our operating metrics for 2010 and 2011. We recorded approximately $0.2 million of equity-based compensation expense related to the performance conditions for 2010 in the fourth quarter of 2010 since the performance conditions for 2010 were met. These restricted shares were valued at approximately $0.5 million and were recognized as equity-based compensation expense on a straight line basis over the requisite service period through April 15, 2011. In 2011, we recorded approximately $1.1 million of equity-based compensation expense related to the shares subject to performance conditions for 2010 and 2011 since the performance conditions for 2010 and 2011 were met. The total equity based compensation expense for the performance shares related to 2011 is approximately $0.9 million and is recognized over the requisite service period of approximately one year through February 2012.

        Asset Impairment.    In 2010, we recorded an impairment charge of $0.6 million related to certain property and equipment that were no longer in use. There were no such charges in 2011.

        Depreciation and Amortization Expenses.    Our depreciation and amortization expense increased 5.9% from $56.5 million for 2010 to $59.9 million for 2011. The increase is primarily due to the depreciation expense associated with the increase related to newly deployed fixed assets more than offsetting the decline in depreciation expense from fully depreciated fixed assets and an adjustment to our asset retirement obligations, discussed below. The impact of exchange rates resulted in an increase of approximately $0.6 million in depreciation and amortization expenses.

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

        Interest Expense.    Interest expense results from interest incurred on our $175.0 million of Senior Notes issued in January 2011, our $92.0 million of 1.00% convertible senior notes (the "Convertible Notes") issued in June 2007, and interest on our capital lease obligations. Our interest expense increased 106.9% from $16.7 million for 2010 to $34.5 million for 2011. The increase is attributed to approximately $14.0 million of interest expense related to the issuance of our Senior Notes and to an increase in our capital lease obligations. The impact of exchange rates resulted in an increase in our interest expense for 2011 of approximately $0.3 million.

        Release of Lease Obligation-Gain.    In 2011, the requirements for extinguishment were met and we were released from an obligation under an IRU capital lease obligation totaling $2.7 million resulting in a gain. The IRU asset related to this obligation had been fully impaired in 2008 when it was determined that the IRU asset was no longer in use.

        Income Tax Benefit.    Our income tax benefit was $1.2 million for 2010 and $2.0 million for 2011. The net income tax benefit for 2010 includes income taxes for the United States of approximately $0.7 million for state income taxes (including approximately $0.3 million related to uncertain tax positions), $0.1 million of income tax provision related to our European operations offset by a tax benefit of $1.5 million from the reduction of the remaining valuation allowance on net deferred tax assets related to our Canadian operations and $0.6 million related to a refund of federal alternative minimum taxes. The net income tax benefit for 2011 includes income taxes for the United States of approximately $3.4 million for state income taxes (including approximately $3.0 million related to uncertain tax positions) a tax benefit of $6.3 million from the reduction of the valuation allowance on net deferred tax assets related to our operations in certain state and municipal jurisdictions in the United States, and, $0.3 million and $0.6 million of income tax provision related to our European and Canadian operations, respectively.

        Buildings On-net.    As of December 31, 2010 and 2011 we had a total of 1,579 and 1,744 on-net buildings connected to our network, respectively.

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

	Year Ended December 31,
			Percent Change
	2009	2010
	(in thousands)
Service revenue	$235,807	$263,416	11.7%
On-net revenues	188,463	205,004	8.8%
Off-net revenues	43,347	55,294	27.6%
Non-core revenues	3,997	3,118	(22.0)%
Network operations expenses(1)	102,603	118,653	15.6%
Selling, general, and administrative expenses(2)	68,470	65,793	(3.9)%
Equity-based compensation expense	8,607	6,637	(22.9)%
Asset impairment	—	594	100.0%
Depreciation and amortization expenses	59,913	56,524	(5.7)%
Interest expense	15,720	16,682	6.1%
Income tax benefit	1,247	1,177	(5.6)%

(1)
Excludes equity-based compensation expense of $172 and $370 for 2009 and 2010, respectively, which, if included would have resulted in a period-to-period change of 15.8%.

(2)
Excludes equity-based compensation expense of $8,435 and $6,267 for 2009 and 2010, respectively, which, if included would have resulted in a period-to-period change of (6.3)%.

        Service Revenue.    Our service revenue increased 11.7% from $235.8 million for 2009 to $263.4 million for 2010. Exchange rates negatively impacted the increase in service revenues by approximately $1.2 million. All foreign currency comparisons herein reflect results for 2010 translated at the average foreign currency exchange rates for 2009. For 2009 and 2010, on-net, off-net and non-core revenues represented 79.9%, 18.4% and 1.7% and 77.8%, 21.0% and 1.2% of our net service revenues, respectively.

        Revenues from our corporate and net-centric customers represented 47.3% and 52.7% of our service revenue, respectively, for 2009 and represented 49.4% and 50.6% of our service revenue, respectively, for 2010. Revenues from corporate customers increased 16.5% from $111.6 million for 2009 to $130.1 million for 2010. Revenues from our net-centric customers increased 7.4% from $124.2 million for 2009 to $133.3 million for 2010. The difference in the increase percentages in net-centric revenues as compared to the increase in corporate revenues is primarily attributed to a decline in the average revenue per net-centric customer connection from discounting and from the impact of exchange rates (almost all of our European revenues are from net-centric customers).

        Our on-net revenues increased 8.8% from $188.5 million for 2009 to $205.0 million for 2010. Our on-net revenues increased as we increased the number of our on-net customer connections by 21.4% from approximately 17,200 at December 31, 2009 to approximately 20,900 at December 31, 2010. On-net customer connections increased at a greater rate than on-net revenues due to a decline in the average revenue per on-net customer connection—primarily from our net-centric customers. This decline is partly attributed to a shift in the customer connection mix and due to volume and term based pricing discounts. Additionally, on-net customers who cancel their service from our installed base of customers, in general, have greater average revenue per connection than new customers. These trends and the impact of foreign exchange rates resulted in a reduction to our average revenue per on-net connection.

        Our off-net revenues increased 27.6% from $43.3 million for 2009 to $55.3 million for 2010. Our off-net customer connections increased 9.0% from approximately 3,200 at December 31, 2009 to approximately 3,500 at December 31, 2010. Off-net revenues increased at a greater rate than off-net customer connections due to an increase in the average revenue per off-net customer connection. Off-net customers who cancel their service, in general, have an average revenue per connection and per connection bandwidth speed that is less than the average revenue per connection for new off-net customers who generally purchase higher-bandwidth connections.

        Our non-core revenues decreased 22.0% from $4.0 million for 2009 to $3.1 million for 2010. The number of our non-core customer connections decreased 29.9% from approximately 900 at December 31, 2009 to approximately 650 at December 31, 2010. We do not actively market these acquired non-core services and expect that the service revenue associated with them will continue to decline.

        Network Operations Expenses.    Network operations expenses include costs associated with service delivery, network management, and customer support. This includes the costs of personnel and related operating expenses associated with these activities, network facilities costs, fiber and equipment maintenance fees, leased circuit costs, and access and facilities fees paid to building owners. Our network operations expenses, excluding equity-based compensation expense, increased 15.6% from $102.6 million for 2009 to $118.7 million for 2010. The impact of exchange rates resulted in a reduction of network operations expenses for 2010 of approximately $0.9 million. The increase in network operations expenses is primarily attributable to an increase in costs related to our network and facilities expansion activities including personnel and related operating expenses and an increase in our off-net revenues. When we provide off-net revenues we also assume the cost of the associated tail-circuits.

        Selling, General, and Administrative Expenses ("SG&A").    Our SG&A expenses, excluding equity-based compensation expense, decreased 3.9% from $68.5 million for 2009 to $65.8 million for 2010. SG&A expenses decreased primarily from a reduction in SG&A personnel costs, a reduction in bad debt expense and a reduction in certain non-income taxes related to our European operations. The impact of exchange rates resulted in a reduction of approximately $0.5 million in SG&A expenses.

        Equity-based Compensation Expense.    Equity-based compensation expense is related to restricted stock and stock options. Our equity-based compensation expense decreased 22.9% from $8.6 million for 2009 to $6.6 million for 2010. The decrease is primarily due to the completion of the service period in April 2009 of certain restricted stock grants made to our employees in April 2007 partly offset by the impact of grants of restricted shares to certain of our employees in the second quarter of 2010. In the second quarter of 2010, we granted approximately 0.9 million restricted shares to certain of our employees that will vest over a three year period. These restricted shares were valued at approximately $9.6 million and will be recognized as equity-based compensation expense on a straight line basis over the three year service period. In April 2010, we also granted an additional 0.2 million restricted shares that are subject to certain performance conditions based upon our operating metrics for 2010, 2011 and 2012. We recorded approximately $0.2 million of equity-based compensation expense related to the performance conditions for 2010 in the fourth quarter of 2010 since it was considered probable that the performance conditions would be met. These restricted shares were valued at approximately $0.5 million and will be recognized as equity-based compensation expense on a straight line basis over the requisite service period through April 15, 2011. The total equity based compensation expense for the performance shares related to 2011 (if the conditions are met) is approximately $0.9 million and will be recognized over the requisite service period of approximately one year.

        Asset Impairment.    In 2010, we recorded an impairment charge of $0.6 million related to certain property and equipment that were no longer in use. There were no such charges in 2009.

        Depreciation and Amortization Expenses.    Our depreciation and amortization expense decreased 5.7% from $59.9 million for 2009 to $56.5 million for 2010. The decrease is primarily due to the decline in depreciation expense from fully depreciated fixed assets and an adjustment to our asset retirement obligations, discussed below, more than offsetting depreciation expense associated with the increase related to newly deployed fixed assets. The impact of exchange rates resulted in a reduction of approximately $0.2 million in depreciation and amortization expenses.

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

        Interest Expense.    Interest expense results from interest incurred on our $92.0 million of 1.00% convertible senior notes (the "Convertible Notes") issued in June 2007, and interest on our capital lease obligations. Our interest expense increased 6.1% from $15.7 million for 2009 to $16.7 million for 2010. The increase is primarily attributed to an increase in our capital lease obligations.

        Income Tax Benefit.    Our income tax benefit was $1.2 million for 2009 and $1.2 million for 2010. The net income tax benefit for 2009 includes income taxes for the United States of approximately $0.3 million for state income taxes (including approximately $0.1 million related to penalties and interest on an uncertain tax position) offset by a tax benefit of $1.5 million from the partial reduction of a valuation allowance on deferred tax assets related to our Canadian operations. The net income tax benefit for 2010 includes income taxes for the United States of approximately $0.7 million for state income taxes (including approximately $0.3 million related to uncertain tax positions), $0.1 million of income tax provision related to our European operations offset by a tax benefit of $1.5 million from the reduction of the remaining valuation allowance on net deferred tax assets related to our Canadian operations and $0.6 million related to a refund of federal alternative minimum taxes.

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

Cash Flows

        The following table sets forth our consolidated cash flows for the years ended December 31, 2009, 2010, and 2011.

	Year Ended December 31,
	2009	2010	2011
	(in thousands)
Net cash provided by operating activities	$56,944	$71,477	$75,814
Net cash used in investing activities	(49,353)	(52,227)	(45,812)
Net cash (used in) provided by financing activities	(23,540)	(18,874)	152,636
Effect of exchange rates on cash	587	(22)	(714)

Net (decrease) increase in cash and cash equivalents during period	$(15,362)	$354	$181,924

        Net Cash Provided By Operating Activities.    Our primary source of operating cash is receipts from our customers who are billed on a monthly basis for our services. Our primary uses of operating cash are payments made to our vendors, employees and interest payments made to our capital lease vendors and our note holders. Net cash provided by operating activities was $56.9 million for 2009, $71.5 million for 2010 and $75.8 million for 2011. The increases in cash provided by operating activities are primarily due to increases in our operating profit. Cash provided by operating activities for 2011 includes an $8.1 million interest payment made in August 2011 under our senior secured notes, described below. Our future operating cash flow will be impacted by annual interest payments totaling approximately $14.7 million related to our senior secured notes.

        Net Cash Used In Investing Activities.    Net cash used in investing activities was $49.4 million for 2009, $52.2 million for 2010 and $45.8 million for 2011. Our primary use of investing cash is for purchases of property and equipment. These amounts were $49.5 million, $52.8 million and $45.9 million for 2009, 2010 and 2011 respectively. The annual changes in purchases of property and equipment are primarily due to the timing and scope of our network expansion activities including geographic expansion and adding buildings to our network.

        Net Cash Used In (Provided By) Financing Activities.    Financing activities used cash of $23.5 million for 2009 and $18.9 million for 2010. Financing activities provided cash of $152.6 million for 2011. Our primary use of financing cash is for principal payments under our capital lease obligations. These amounts were $23.2 million, $19.1 million and $15.5 million for 2009, 2010 and 2011, respectively. Additionally, financing activities include amounts paid under our stock buyback program. These amounts were $0.7 million for 2009 and $3.0 million for 2011. There were no stock purchases in 2010. In January 2011, we issued our 8.375% Senior Secured Notes (the "Senior Notes") due February 15, 2018, for an aggregate principal amount of $175.0 million. We received net proceeds of approximately $170.5 million after deducting $4.5 million of issuance costs.

Indebtedness

        Our total indebtedness, net of discount, at December 31, 2011 was $386.3 million and our total cash and cash equivalents were $238.2 million. Our total indebtedness at December 31, 2011 includes $134.7 million of capital lease obligations for dark fiber primarily under 15-20 year IRUs.

Senior Secured Notes

        In January 2011, we issued our Senior Notes for an aggregate principal amount of $175.0 million in a private offering for resale to qualified institutional buyers pursuant to SEC Rule 144A. The Senior Notes are secured and bear interest at 8.375% per annum. Interest is payable in cash semiannually in arrears on February 15 and August 15, of each year, beginning on August 15, 2011. We received net proceeds of approximately $170.5 million after deducting $4.5 million of issuance costs. We intend to use the net proceeds from the Senior Notes for general corporate purposes and/or repurchases of our common stock or our Convertible Notes or a special dividend to our stockholders

        The Senior Notes are fully guaranteed on a senior secured basis, jointly and severally, by each of our existing domestic and future material domestic subsidiaries, subject to certain exceptions and permitted liens. Under certain circumstances, subsidiaries may be released from these guarantees without the consent of the holders of the Senior Notes. The Senior Notes and the guarantees are secured by (i) first priority liens on substantially all of our and our guarantors' assets, (ii) all of the equity interests in any of our domestic subsidiaries and (iii) 65% of the equity interests of our first-tier foreign subsidiaries held by us and our guarantors. The Senior Notes and the guarantees represent our and the guarantors' senior secured obligations and effectively rank equally and ratably with all of our and the guarantors' existing and future first lien obligations, to the extent of the value of the collateral securing such indebtedness, subject to permitted liens; are structurally subordinated to any existing and future indebtedness and liabilities of non-guarantor subsidiaries and rank equally in right of payment with all of our and the guarantors' existing and future senior indebtedness.

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

Convertible Senior Notes

        In June 2007, we issued our Convertible Notes due June 15, 2027, for an aggregate principal amount of $200.0 million in a private offering for resale to qualified institutional buyers pursuant to SEC Rule 144A. The Convertible Notes are unsecured and bear interest at 1.00% per annum. The Convertible Notes will rank equally with any future senior debt and senior to any future subordinated debt and will be effectively subordinated to all of our subsidiary's existing and future liabilities and to any secured debt that we may issue to the extent of the value of the collateral. Interest is payable in cash semiannually in arrears on June 15 and December 15, of each year, beginning on December 15, 2007. We received proceeds of approximately $195.1 million after deducting the original issue discount of 2.25% and issuance costs.

        In 2008, we purchased $108.0 million of face value of our Convertible Notes for $48.6 million in cash in a series of transactions. These transactions resulted in a gain of $23.1 million in the year ended December 31, 2008. After these transactions there is $92.0 million of face value of our Convertible Notes outstanding. We may purchase additional Convertible Notes.

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

Common Stock Buyback Program

        In June 2007 we used approximately $50.1 million of the net proceeds from our issuance of our Convertible Notes to repurchase approximately 1.8 million shares of our common stock. In August 2007, our board of directors approved a $50.0 million common stock buyback program. In June 2008, our board of directors approved an additional $50.0 million for purchases of our common stock under the buyback program to occur prior to December 31, 2009. In February 2011, our board of directors approved an additional $50.0 million of purchases of our common stock under the buyback program. In the years ended December 31, 2009 and 2011, we purchased approximately 0.1 million, and 0.2 million shares of our common stock, respectively, for approximately $0.7 million and $3.0 million, respectively. There were no purchase in the year ended December 31, 2010. All purchased common shares were subsequently retired.

Contractual Obligations and Commitments

        The following table summarizes our contractual cash obligations and other commercial commitments as of December 31, 2011.

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
	(in thousands)
Convertible Notes(1)	$94,277	$920	$93,357	$—	$—
Senior Notes(2)	270,266	14,656	29,313	29,313	196,984
Capital lease obligations	286,189	26,075	37,693	36,734	185,687
Operating leases(3)	303,309	48,014	71,548	55,154	128,593
Unconditional purchase obligations(4)	65,325	13,295	5,470	5,460	41,100

Total contractual cash obligations	$1,019,366	$102,960	$237,381	$126,661	$552,364

(1)
The Convertible Notes are assumed to be outstanding until June 15, 2014 which is the earliest put date and these amounts include interest and principal payment obligations on the Convertible Notes.

(2)
The $175.0 million Senior Notes were issued in January 2011 and these amounts include interest and principal payment obligations through the maturity date of February 15, 2018.

(3)
These amounts include operating lease, building access and tenant license agreement obligations.

(4)
As of December 31, 2011, we had committed to additional dark fiber IRU operating and capital lease agreements totaling approximately $61.6 million in future payments. These amounts are included in unconditional purchase obligations and are to be paid in periods of up to 20 years beginning once the related fiber is accepted.

        Capital Lease Obligations.    The capital lease obligations above were incurred in connection with IRUs for inter-city and intra-city dark fiber underlying substantial portions of our network. These capital leases are presented on our balance sheet at the net present value of the future minimum lease payments, or $134.7 million at December 31, 2011. These leases generally have initial terms of 15 to 20 years.

        Letters of Credit.    We are also party to letters of credit totaling $0.4 million at December 31, 2011. These obligations are fully secured by our restricted investments, and as a result, are excluded from the contractual cash obligations above.

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

Equity-based Compensation

        We grant options for shares of our common stock to certain of our employees with a strike price equal to the market value at the grant date. We grant shares of restricted stock to our senior management team and to certain other employees. We determine the fair value of grants of restricted stock by the closing trading price of our common stock on the grant date. We determine the fair value of grants of options for shares of common stock by the closing trading price of our common stock on the grant date using the Black-Scholes method. Grants of shares of restricted stock and options for common stock generally vest over periods ranging from three to four-years. We record equity-based compensation expense related to grants of restricted stock with vesting subject to performance conditions when it is considered probable that the performance conditions will be met. Compensation expense for all awards is recognized ratably over the service period.

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

  Other Accounting Policies

        We record assets and liabilities under capital leases at the lesser of the present value of the aggregate future minimum lease payments or the fair value of the assets under lease. We establish the number of renewal option periods used in determining the lease term, if any, based upon our assessment at the inception of the lease of the number of option periods that are reasonably assured. Useful lives are determined based on historical usage with consideration given to technological changes and trends in the industry that could impact the asset utilization. We estimate the fair value of leased assets primarily using estimated replacement cost data for similar assets.

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

Recent Accounting Pronouncements

Recent Accounting Pronouncements—to be Adopted

        The Financial Accounting Standards Board ("FASB") recently issued amendments to the presentation of comprehensive income which becomes effective for interim and annual periods beginning after December 15, 2011. The amendments eliminate the current reporting option of displaying components of other comprehensive income within the statement of changes in stockholders' equity. Under the new guidance we will be required to present either a single continuous statement of comprehensive income or an income statement immediately followed by a statement of comprehensive income. We are currently evaluating which of the two presentation methods we will adopt.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to certain market risks. These risks, which include interest rate risk and foreign currency exchange risk, arise in the normal course of business rather than from trading activities.

Interest Rate Risk

        Our cash flow exposure due to changes in interest rates related to our debt is limited as our Convertible Notes and Senior Notes have fixed interest rates. The fair value of our Convertible Notes may increase or decrease for various reasons, including fluctuations in the market price of our common stock, fluctuations in market interest rates and fluctuations in general economic conditions. Based upon the quoted market price (Level 1) at December 31, 2011, the fair value of our Convertible Notes was approximately $82.3 million. Based upon the bid quote (Level 2) at December 31, 2011, the fair value of our Senior Notes was approximately $178.7 million.

        Our interest income is sensitive to changes in the general level of interest rates. However, based upon the nature and current level of our investments, which consist of cash and cash equivalents, we believe that there is no material interest rate exposure related to our investments.

Foreign Currency Exchange Risk

        Our operations outside of the U.S. expose us to potentially unfavorable adverse movements in foreign currency rate changes. We have not entered into forward exchange contracts related to our foreign currency exposure. While we record financial results and assets and liabilities from our international operations in the functional currency, which is generally the local currency, these results are reflected in our consolidated financial statements in U.S. dollars. Therefore, our reported results are exposed to fluctuations in the exchange rates between the U.S. dollar and the local currencies, in particular the Euro, the Canadian dollar and Mexican Peso. In addition, we fund certain cash flow requirements of our international operations in U.S. dollars. Accordingly, in the event that the local currencies strengthen versus the U.S. dollar to a greater extent than planned the revenues, expenses and cash flow requirements associated with our international operations may be significantly higher in U.S.-dollar terms than planned. Changes in foreign currency rates could adversely affect our operating results.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Cogent Communications Group, Inc.

        We have audited the accompanying consolidated balance sheets of Cogent Communications Group, Inc. and subsidiaries (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the index at 15(a) 2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cogent Communications Group, Inc. and subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cogent Communications Group, Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, VA
February 27, 2012

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2011 AND 2010

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	2011	2010
Assets
Current assets:
Cash and cash equivalents	$238,207	$56,283
Accounts receivable, net of allowance for doubtful accounts of $3,345 and $2,464, respectively	25,029	23,702
Prepaid expenses and other current assets	10,051	8,654

Total current assets	273,287	88,639
Property and equipment:
Property and equipment	836,047	759,901
Accumulated depreciation and amortization	(528,069)	(479,446)

Total property and equipment, net	307,978	280,455
Deposits and other assets ($457 and $462 restricted, respectively)	16,386	7,009

Total assets	$597,651	$376,103

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$14,199	$15,979
Accrued and other current liabilities	21,944	19,538
Current maturities, capital lease obligations	11,700	6,143

Total current liabilities	47,843	41,660
Senior secured notes	175,000	—
Capital lease obligations, net of current maturities	122,996	105,562
Convertible senior notes, net of discount of $15,366 and $20,758, respectively	76,612	71,220
Other long term liabilities	11,199	5,860

Total liabilities	433,650	224,302

Commitments and contingencies
Stockholders' equity:
Common stock, $0.001 par value; 75,000,000 shares authorized; 45,893,347 and 45,838,510 shares issued and outstanding, respectively	46	46
Additional paid-in capital	489,021	482,737
Accumulated other comprehensive income—foreign currency translation adjustment	(582)	1,044
Accumulated deficit	(324,484)	(332,026)

Total stockholders' equity	164,001	151,801

Total liabilities and stockholders' equity	$597,651	$376,103

The accompanying notes are an integral part of these consolidated balance sheets.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR EACH OF THE THREE YEARS ENDED DECEMBER 31, 2011

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	2011	2010	2009
Service revenue	$305,500	$263,416	$235,807
Operating expenses:
Network operations (including $510, $370 and $172 of equity-based compensation expense, respectively, exclusive of amounts shown separately)	132,160	119,023	102,775
Selling, general, and administrative (including $7,185, $6,267 and $8,435 of equity-based compensation expense, respectively)	76,984	72,060	76,905
Asset impairment	—	594	—
Depreciation and amortization	59,850	56,524	59,913

Total operating expenses	268,994	248,201	239,593

Operating income (loss)	36,506	15,215	(3,786)
Release of lease obligation (Note 6)	2,739	—	—
Interest income and other	848	959	1,108
Interest expense	(34,511)	(16,682)	(15,720)

Income (loss) before income taxes	5,582	(508)	(18,398)
Income tax benefit	1,960	1,177	1,247

Net income (loss)	$7,542	$669	$(17,151)

Basic and diluted net income (loss) per common share	$0.17	$0.01	$(0.39)

Weighted-average common shares—basic	45,180,485	44,633,878	44,028,736

Weighted-average common shares—diluted	45,704,052	44,790,753	44,028,736

The accompanying notes are an integral part of these consolidated statements.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR EACH OF THE THREE YEARS ENDED DECEMBER 31, 2011

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	Common Stock				Foreign Currency Translation Adjustment
			Additional Paid-in Capital	Stock Purchase Warrants		Accumulated Deficit	Total Stockholder's Equity	Comprehensive (Loss) Income
	Shares	Amount
Balance at December 31, 2008	44,318,949	$44	$465,114	$764	$572	$(315,544)	$150,950

Total, December 31, 2008								$(18,250)

Forfeitures of shares granted to employees	(4,532)	—	—	—	—	—	—	—
Equity-based compensation	—	—	9,654	—	—	—	9,654	—
Foreign currency translation	—	—	—	—	1,404	—	1,404	1,404
Issuances of common stock	25,008	—	—	—	—	—	—	—
Expiration of warrants	—	—	764	(764)	—	—	—	—
Exercises of options	644,174	1	356	—	—	—	357
Common stock purchases and retirement	(129,625)	—	(730)	—	—	—	(730)	—
Net loss	—	—	—	—	—	(17,151)	(17,151)	(17,151)

Balance at December 31, 2009	44,853,974	$45	$475,158	$—	$1,976	$(332,695)	$144,484

Total, December 31, 2009								$(15,747)

Forfeitures of shares granted to employees	(61,800)	—	—	—	—	—	—	—
Equity-based compensation	—	—	7,305	—	—	—	7,305	—
Foreign currency translation	—	—	—	—	(932)	—	(932)	(932)
Issuances of common stock	999,500	1	—	—	—	—	1	—
Exercises of options	46,836	—	274	—	—	—	274
Net income	—	—	—	—	—	669	669	669

Balance at December 31, 2010	45,838,510	$46	$482,737	$—	$1,044	$(332,026)	$151,801

Total, December 31, 2010								$(263)

Forfeitures of shares granted to employees	(33,038)	—	—	—	—	—	—	—
Equity-based compensation	—	—	8,620	—	—	—	8,620	—
Foreign currency translation	—	—	—	—	(1,626)	—	(1,626)	(1,626)
Issuances of common stock	224,920	—	—	—	—	—	—	—
Exercises of options	95,311	—	633	—	—	—	633
Common stock purchases and retirement	(232,356)	—	(2,969)	—	—	—	(2,969)	—
Net income	—	—	—	—	—	7,542	7,542	7,542

Balance at December 31, 2011	45,893,347	$46	$489,021	$—	$(582)	$(324,484)	$164,001

Total, December 31, 2011								$5,916

The accompanying notes are an integral part of these consolidated statements.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR EACH OF THE THREE YEARS ENDED DECEMBER 31, 2011

(IN THOUSANDS)

	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$7,542	$669	$(17,151)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	59,850	56,524	59,913
Asset impairment	—	594	—
Amortization of debt discount—convertible notes	5,609	4,950	4,545
Equity-based compensation expense (net of amounts capitalized)	7,695	6,637	8,607
Gain—release of lease obligation	(2,739)	—	—
Gains—dispositions of assets and other, net	(96)	(208)	(219)
Changes in assets and liabilities:
Accounts receivable	(1,554)	(1,603)	(138)
Prepaid expenses and other current assets	(1,238)	(1,257)	(1,003)
Deferred income taxes	(5,735)	(1,436)	(1,389)
Deposits and other assets	343	(888)	636
Accounts payable, accrued liabilities and other long-term liabilities	6,137	7,495	3,143

Net cash provided by operating activities	75,814	71,477	56,944

Cash flows from investing activities:
Purchases of property and equipment	(45,856)	(52,757)	(49,507)
Maturities of short-term investments	—	—	62
Purchase of other assets	—	—	(246)
Proceeds from asset sales	44	530	338

Net cash used in investing activities	(45,812)	(52,227)	(49,353)

Cash flows from financing activities:
Net proceeds from issuance of senior secured notes	170,512	—	—
Principal payments of capital lease obligations	(15,540)	(19,148)	(23,167)
Purchases of common stock	(2,969)	—	(730)
Proceeds from exercises of common stock options	633	274	357

Net cash provided by (used) in financing activities	152,636	(18,874)	(23,540)

Effect of exchange rate changes on cash	(714)	(22)	587

Net increase (decrease) in cash and cash equivalents	181,924	354	(15,362)
Cash and cash equivalents, beginning of year	56,283	55,929	71,291

Cash and cash equivalents, end of year	$238,207	$56,283	$55,929

Supplemental disclosures of cash flow information:
Cash paid for interest	$24,602	$11,925	$10,420
Cash paid for income taxes	810	303	253
Non-cash financing activities—capital lease obligations incurred	41,959	23,291	27,803

The accompanying notes are an integral part of these consolidated statements.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of the business and summary of significant accounting policies:

Description of the business

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

        The Company offers on-net Internet access services exclusively through its own facilities, which run from its network to its customers' premises. Because of its integrated network architecture, the Company is not dependent on local telephone companies to serve its on-net customers. The Company's on-net service consists of high-speed Internet access and IP connectivity ranging from 100 Megabits per second to 10 Gigabits per second of bandwidth. The Company offers its on-net services to customers located in buildings that are physically connected to our network. The Company provides on-net Internet access services to net-centric and corporate customers. The Company's net-centric customers include certain bandwidth-intensive users such as universities, other Internet service providers, telephone companies, cable television companies and commercial content providers. These customers generally receive service in colocation facilities and in the Company's data centers. The Company's corporate customers are located in multi-tenant office buildings and typically include law firms, financial services firms, advertising and marketing firms and other professional services businesses. The Company operates data centers throughout North America and Europe that allow customers to collocate their equipment and access the Company's network.

        In addition to providing its on-net services, the Company provides Internet connectivity to customers that are not located in buildings directly connected to its network. The Company provides this off-net service primarily to corporate customers using other carriers' facilities to provide the "last mile" portion of the link from its customers' premises to the Company's network. The Company also provides certain non-core services that resulted from acquisitions. The Company continues to support but does not actively sell these non-core services.

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

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Description of the business and summary of significant accounting policies: (Continued)

Revenue recognition and allowance for doubtful accounts

        The Company's service offerings consist of on-net and off-net telecommunications services. Fixed fees are billed monthly in advance and usage fees are billed monthly in arrears. Revenues from telecommunication services are recognized when the services are performed, evidence of an arrangement exists, the fee is fixed and determinable and collection is probable. The probability of collection is determined by an analysis of a new customer's credit history and historical payment patterns for existing customers. Service discounts and incentives related to telecommunication services are recorded as a reduction of revenue when granted. Fees billed in connection with customer installations are deferred and recognized ratably over the longer of the contract term or the estimated customer life which is determined by a historical analysis of customer retention and the contract term. The Company expenses the direct costs associated with sales as incurred.

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

        The Company establishes an allowance for doubtful accounts and other sales credit adjustments related to its trade receivables. Trade receivables are recorded at the invoiced amount and can bear interest. Allowances for sales credits are established through a reduction of revenue, while allowances for doubtful accounts are established through a charge to selling, general, and administrative expenses as bad debt expense. The Company assesses the adequacy of these reserves by evaluating factors, such as the length of time individual receivables are past due, historical collection experience, and changes in the credit worthiness of its customers. The Company also assesses the ability of specific customers to meet their financial obligations and establishes specific allowances related to these customers. If circumstances relating to specific customers change or economic conditions change such that the Company's past collection experience and assessment of the economic environment are no longer appropriate, the Company's estimate of the recoverability of its trade receivables could be impacted. Accounts receivable balances are written-off against the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is considered remote. The Company recognized bad debt expense, net of recoveries, of approximately $4.3 million, $4.3 million and $4.9 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Network operations

        Network operations expenses include the costs associated with service delivery, network management, and customer support. This includes the costs of personnel and related operating expenses associated with these activities, network facilities costs, fiber and equipment maintenance fees, leased circuit costs, and access fees paid to building owners. The Company estimates its accruals for any disputed leased circuit obligations based upon the nature and age of the dispute. Network operations costs are impacted by the timing and amounts of disputed circuit costs. The Company generally records these disputed amounts when billed by the vendor and reverses these amounts when the vendor credit has been received or the dispute has otherwise been resolved. The Company does not allocate depreciation and amortization expense to its network operations expense.

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

        At December 31, 2011 and December 31, 2010, the carrying amount of cash and cash equivalents, accounts receivable, prepaid and other current assets, accounts payable, and accrued expenses approximated fair value because of the short-term nature of these instruments. The Company measures its cash equivalents at amortized cost, which approximates fair value. Based upon the quoted (Level 1) market price at December 31, 2011, the fair value of the Company's $92.0 million convertible senior notes was approximately $82.3 million. Based upon the bid quoted price (Level 2) at December 31, 2011, the fair value of the Company's $175.0 million senior secured notes was approximately $178.7 million.

        The Company was party to letters of credit totaling approximately $0.4 million as of December 31, 2011 and $0.5 million as of December 31, 2010. These letters of credit are secured by investments that are restricted and included in deposits and other assets.

Concentration of credit risk

        The Company's assets that are exposed to credit risk consist of its cash and cash equivalents, other assets and accounts receivable. As of December 31, 2011 and 2010, the Company's cash equivalents were invested in demand deposit accounts, overnight investments and money market funds. The Company places its cash equivalents in instruments that meet high-quality credit standards as specified in the Company's investment policy guidelines. Accounts receivable are due from customers located in major metropolitan areas in the United States, Europe, Canada and Mexico. Receivables from the Company's net-centric (wholesale) customers are subject to a higher degree of credit risk than its corporate customers.

        The Company relies upon an equipment vendor for the majority of its network equipment and is also dependent upon many third-party fiber providers for providing its services to its customers.

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

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Description of the business and summary of significant accounting policies: (Continued)

Assets and liabilities under capital leases are recorded at the lesser of the present value of the aggregate future minimum lease payments or the fair value of the assets under lease. Leasehold improvements include costs associated with building improvements. The Company determines the number of renewal option periods, if any, included in the lease term for purposes of amortizing leasehold improvements and the lease term of its capital leases based upon its assessment at the inception of the lease of the number of option periods that are reasonably assured. Expenditures for maintenance and repairs are expensed as incurred.

        Depreciation and amortization periods are as follows:

Type of asset	Depreciation or amortization period
Indefeasible rights of use (IRUs)	Shorter of useful life or the IRU lease agreement; generally 15 to 20 years, beginning when the IRU is ready for use
Network equipment	3 to 8 years
Leasehold improvements	Shorter of lease term or useful life
Software	5 years
Owned buildings	40 years
Office and other equipment	3 to 7 years
System infrastructure	5 to 10 years

Long-lived assets

        The Company's long-lived assets include property and equipment. These long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment is determined by comparing the carrying value of these long-lived assets to management's probability weighted estimate of the future undiscounted cash flows expected to result from the use of the assets. In the event an impairment exists, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset, which would be determined by using quoted market prices or valuation techniques such as the discounted present value of expected future cash flows, appraisals, or other pricing models. In the event there are changes in the planned use of the Company's long-term assets or the Company's expected future undiscounted cash flows are reduced significantly, the Company's assessment of its ability to recover the carrying value of these assets could change.

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

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Description of the business and summary of significant accounting policies: (Continued)

increasing or decreasing the liability with the offset adjusting the carrying amount of the related long-lived asset.

Equity-based compensation

        The Company recognizes compensation expense for its share-based payments granted to its employees based on their grant date fair values with the expense being recognized on a straight-line basis over the requisite service period. The Company begins recording equity-based compensation expense related to its performance awards when it is considered probable that the performance conditions will be met. Equity-based compensation expense is recognized in the statement of operations in a manner consistent with the classification of the employee's salary and other compensation.

Debt with conversion options

        The Company separately accounts for the liability and equity components of convertible debt instruments in a manner that reflects the issuer's nonconvertible debt borrowing rate when interest cost is recognized. The amortization of the resulting discount on the debt is recognized as part of interest expense in the Company's consolidated statements of operations.

        The Company estimates the fair value of convertible notes on the issuance date and on each purchase date. The fair value that is assigned to the liability component of convertible notes is determined using interest rates of similar debt that exclude a conversion feature and then applying that effective interest rate to the cash flows associated with the convertible notes to calculate the present value.

Income taxes

        The Company's deferred tax assets or liabilities are computed based upon the differences between financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. Deferred income tax expenses or benefits are based upon the changes in the assets or liability from period to period. At each balance sheet date, the Company assesses the likelihood that it will be able to realize its deferred tax assets. The Company considers all available positive and negative evidence in assessing the need for a valuation allowance. The Company will reduce its valuation allowance if the Company concludes that it is more likely than not that it would be able to realize its deferred tax assets.

        Management determines whether a tax position is more likely than not to be sustained upon examination based on the technical merits of the position. Once it is determined that a position meets this recognition threshold, the position is measured to determine the amount of benefit to be recognized in the financial statements. The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of its income tax expense.

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

1. Description of the business and summary of significant accounting policies: (Continued)

shares of common stock outstanding during each period, adjusted for the effect of common stock equivalents, if dilutive.

        Shares of restricted stock are included in the computation of basic EPS as they vest and are included in diluted EPS, to the extent they are dilutive, determined using the treasury stock method. As of December 31, 2011, 2010 and 2009, 7,833, 0.4 million and 0.4 million unvested shares of restricted common stock, respectively, are not included in the computation of diluted (loss) income per share, as the effect would be anti-dilutive.

        Using the "if-converted" method, the shares issuable upon conversion of the Company's 1.00% Convertible Senior Notes (the "Convertible Notes") were anti-dilutive for the years ended December 31, 2011, 2010 and 2009. Accordingly, the impact has been excluded from the EPS computations. The Convertible Notes are convertible into shares of the Company's common stock at an initial conversion price of $49.18 per share, yielding 1.9 million shares at December 31, 2011, 2010 and 2009, subject to certain adjustments set forth in the indenture.

        The Company computes the dilutive effect of outstanding options using the treasury stock method. For the years ended December 31, 2011, 2010 and 2009 options to purchase 0.1 million, 0.2 million and 0.4 million shares of common stock, respectively, at weighted-average exercise prices of $17.62 and $17.84 and $12.59 per share, respectively, are not included in the computation of diluted loss per share as the effect would be anti-dilutive.

        The following details the determination of the diluted weighted average shares for the year ended December 31, 2011 and 2010:

	Year Ended December 31, 2011	Year Ended December 31, 2010
Weighted average common shares outstanding—basic	45,180,485	44,633,878
Dilutive effect of stock options	83,192	76,336
Dilutive effect of restricted stock	440,375	80,539

Weighted average shares—diluted	45,704,052	44,790,753

Recent accounting pronouncements

        In September 2009, the FASB issued Accounting Standards Update ("ASU") 2009-13, Multiple Element Arrangements. ASU 2009-13 addresses the determination of when the individual deliverables included in a multiple arrangement may be treated as separate units of accounting. ASU 2009-13 also modifies the manner in which the transaction consideration is allocated across separately identified deliverables and establishes definitions for determining fair value of elements in an arrangement. This standard was adopted by us on January 1, 2011. The adoption of this standard update did not have a material impact on our consolidated financial statements.

        The Financial Accounting Standards Board ("FASB") recently issued amendments to the presentation of comprehensive income which becomes effective for interim and annual periods beginning after December 15, 2011. The amendments eliminate the current reporting option of displaying components of other comprehensive income within the statement of changes in stockholders' equity. Under the new guidance, the Company will be required to present either a single continuous

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Description of the business and summary of significant accounting policies: (Continued)

statement of comprehensive income or an income statement immediately followed by a statement of comprehensive income. The Company is currently evaluating which of the two presentation methods it will adopt.

2. Property and equipment:

        Property and equipment consisted of the following (in thousands):

	December 31,
	2011	2010
Owned assets:
Network equipment	$363,287	$342,146
Leasehold improvements	115,155	102,975
System infrastructure	64,463	57,314
Software	9,221	8,982
Office and other equipment	9,690	9,354
Building	1,440	1,471
Land	122	125

	563,378	522,367
Less—Accumulated depreciation and amortization	(438,298)	(401,435)

	125,080	120,932
Assets under capital leases:
IRUs	272,669	237,534
Less—Accumulated depreciation and amortization	(89,771)	(78,011)

	182,898	159,523

Property and equipment, net	$307,978	$280,455

        Depreciation and amortization expense related to property and equipment and capital leases was $59.7 million, $56.5 million and $59.6 million, for the years ended December 31, 2011, 2010 and 2009, respectively.

Capitalized construction costs

        The Company capitalizes the compensation cost of employees directly involved with its construction activities. In 2011, 2010 and 2009, the Company capitalized compensation costs of $7.1 million, $5.9 million and $4.5 million respectively. These amounts are included in system infrastructure costs.

Asset impairment

        In the first quarter of 2010 the Company recorded an impairment charge for certain property and equipment that were no longer in use totaling $0.6 million.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Accrued and other liabilities:

        Accrued and other current liabilities as of December 31 consist of the following (in thousands):

	2011	2010
Operating accruals	$7,204	$8,499
Deferred revenue—current portion	3,978	3,893
Payroll and benefits	2,160	2,155
Taxes—non-income based	1,210	1,448
Interest	7,392	3,543

Total	$21,944	$19,538

Asset retirement obligations

        In the first quarter of 2010, the Company determined that its estimates of restoration costs for its leased facility asset retirement obligations were too high based on current costs to restore and changes in the expected timing of the payment of those costs due to the extensions of lease terms. As a result, the Company revised its estimates of the cash flows that it believed will be required to settle its leased facility asset retirement obligations at the end of the respective lease terms, which resulted in a reduction to the Company's asset retirement obligation liability. As a result of the revisions in the estimated amount and timing of cash flows for its asset retirement obligations the Company reduced its asset retirement obligation liability by $0.9 million with an offsetting reduction to depreciation and amortization of $0.7 million and selling, general and administrative expenses of $0.2 million.

        A reconciliation of the amounts related to these obligations is as follows (in thousands):

Asset retirement obligations
Balance—December 31, 2008	$1,156
Effect of exchange rates	20
Amortization of discount	32

Balance—December 31, 2009	1,208
Effect of exchange rates	(77)
Revision to estimated obligation	(909)
Amortization of discount	11

Balance—December 31, 2010	233
Effect of exchange rates	(5)
Amortization of discount	11

Balance—December 31, 2011 (recorded as other long term liabilities)	$239

4. Long-term debt:

Senior secured notes

        On January 26, 2011, the Company issued its 8.375% Senior Secured Notes (the "Senior Notes") due February 15, 2018, for an aggregate principal amount of $175.0 million in a private offering for resale to qualified institutional buyers pursuant to SEC Rule 144A. The Senior Notes are secured and bear interest at 8.375% per annum. Interest is payable in cash semiannually in arrears on February 15

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Long-term debt: (Continued)

and August 15, of each year, beginning on August 15, 2011. The Company received net proceeds of approximately $170.5 million after deducting $4.5 million of issuance costs (included in deposits and other assets in the accompanying December 31, 2011 balance sheet). The Company intends to use the net proceeds from the Senior Notes for general corporate purposes and/or repurchases of its common stock or its Convertible Notes, or a special dividend to its stockholders. In the year ended December 31, 2011, the Company incurred approximately $14.0 million, of interest expense related to the issuance of the Senior Notes.

        The Senior Notes are fully guaranteed on a senior secured basis, jointly and severally, by each of the Company's existing domestic and future material domestic subsidiaries, subject to certain exceptions and permitted liens. Under certain circumstances, the Company's subsidiaries may be released from these guarantees without the consent of the holders of the Senior Notes. The Senior Notes and the guarantees are secured by (i) first priority liens on substantially all of the Company's and its guarantors' assets, (ii) all of the equity interests in any of its domestic subsidiaries and (iii) 65% of the equity interests of its first-tier foreign subsidiaries held by the Company and its guarantors. The Senior Notes and the guarantees represent the Company's and the guarantors' senior secured obligations and effectively rank equally and ratably with all of its and the guarantors' existing and future first lien obligations, to the extent of the value of the collateral securing such indebtedness, subject to permitted liens; are structurally subordinated to any existing and future indebtedness and liabilities of non-guarantor subsidiaries and rank equally in right of payment with all of its and the guarantors' existing and future senior indebtedness.

        The Company may redeem the Senior Notes, in whole or in part, at any time prior to February 15, 2015 at a price equal to 100% of the principal amount plus a "make-whole" premium, plus accrued and unpaid interest, if any, to the date of redemption. The "make whole" premium means, with respect to a note at any date of redemption, the greater of (i) 1.0% of the then-outstanding principal amount of such note and (ii) the excess of (A) the present value at such date of redemption of (1) the redemption price of such note at February 15, 2015, plus (2) all remaining required interest payments due on such note through February15, 2015 (excluding accrued but unpaid interest to the date of redemption), computed using a discount rate equal to the Treasury Rate as of such date of redemption plus 50 basis points, over (B) the then-outstanding principal amount of such note. The Company may also redeem the Senior Notes, in whole or in part, at any time on or after February 15, 2015 at the applicable redemption prices specified under the indenture governing the Senior Notes plus accrued and unpaid interest, if any, to the date of redemption. The redemption prices (expressed as a percentage of the principal amount) are 104.118% during the 12-month period beginning on February 15, 2015, 102.094% during the 12-month period beginning on February 15, 2016 and 100.0% during the 12-month period beginning on February 15, 2017 and thereafter. In addition, the Company may redeem up to 35% of the Senior Notes before February 15, 2014 with the net cash proceeds from certain equity offerings at a redemption price of 108.375% of the principal amount plus accrued and unpaid interest. If the Company experiences specific kinds of changes of control, the Company must offer to repurchase all of the Senior Notes at a purchase price of 101.0% of their principal amount, plus accrued and unpaid interest, if any, to the repurchase date.

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

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Long-term debt: (Continued)

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

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Long-term debt: (Continued)

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

        The Company separately accounted for the debt and equity components of its Convertible Notes in a manner that reflected its nonconvertible unsecured debt borrowing rate. The debt and equity components for the Convertible Notes were as follows (in thousands):

	December 31,
	2011	2010
Principal amount of convertible senior notes	$91,978	$91,978
Unamortized discount	(15,366)	(20,758)
Net carrying amount	76,612	71,220
Additional paid-in capital	74,933	74,933

        At December 31, 2011, the unamortized discount had a remaining recognition period of approximately 2.5 years. The amount of interest expense recognized and effective interest rate for the years ended December 31, 2011, 2010 and 2009 were as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Contractual coupon interest	$920	$920	$920
Amortization of discount and costs on Notes	5,405	4,964	4,559

Interest expense	$6,325	$5,884	$5,497

Effective interest rate	8.7%	8.7%	8.7%

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Long-term debt: (Continued)

Long-term debt maturities

        The aggregate future contractual maturities of long-term debt were as follows as of December 31, 2011 (in thousands):

For the year ending December 31,
2012	$—
2013	—
2014	—
2015	—
2016	—
Thereafter(1)	266,978

Total	$266,978

(1)
The Convertible Notes mature in June 2027. Holders of the $92.0 million of Convertible Notes have the right to require the Company to repurchase for cash all or some of their notes on June 15, 2014, 2017 and 2022 at a redemption price of 100% of the principal amount plus accrued interest.

5. Income taxes:

        The provision (benefit) for income taxes is comprised of the following (in thousands):

	Years Ended December 31,
	2011	2010	2009
Current provision
Federal income tax	$—	$(563)	$—
State income tax	3,432	724	255
Foreign income tax	369	128	—
Deferred provision
State Income tax	(6,334)	—	—
Foreign income tax	573	(1,466)	(1,502)

Total income tax provision (benefit)	$(1,960)	$(1,177)	$(1,247)

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Income taxes: (Continued)

        The deferred tax assets (liabilities) are comprised of the following (in thousands):

	December 31,
	2011	2010
Net operating loss carry-forwards	$335,899	$340,711
Depreciation	7,857	6,685
Convertible Notes	(5,620)	(7,531)
Equity-based compensation	566	705
Tax credits	2,437	2,748
Accrued liabilities and other	5,343	3,437
Valuation allowance	(337,698)	(343,690)

Net deferred tax asset	$8,784	$3,065

        At each balance sheet date, the Company assesses the likelihood that it will be able to realize its deferred tax assets. The Company considers all available positive and negative evidence in assessing the need for a valuation allowance. At December 31, 2009, the Company concluded that it was more likely than not that it would be able to realize certain of its deferred tax assets primarily as a result of expected future taxable income related to its Canadian operations. Accordingly, the Company reduced a portion of its valuation allowance related to these deferred tax assets and recorded an income tax benefit of $1.5 million in the year ended December 31, 2009. At December 31, 2010, the Company concluded that it was more likely than not that it would be able to realize its remaining Canadian deferred tax assets. Accordingly, the Company reduced the remaining valuation allowance related to these deferred tax assets and recorded an income tax benefit of $1.5 million in the year ended December 31, 2010. At December 31, 2011, the Company concluded that it was more likely than not that it would be able to realize certain of its deferred tax assets primarily as a result of expected future taxable income related to its operations in certain state and municipal jurisdictions in the United States. Accordingly, the Company reduced the valuation allowance related to these deferred tax assets and recorded an income tax benefit of $6.3 million in the year ended December 31, 2011. As of December 31, 2011 and 2010, the Company maintained a full valuation allowance against its other deferred tax assets consisting primarily of net operating loss carryforwards.

        As of December 31, 2011, the Company has combined net operating loss carry-forwards of approximately $1.1 billion. This amount includes federal and state net operating loss carry-forwards in the United States of approximately $359.1 million, net operating loss carry-forwards related to its European, Canadian and Mexican operations of approximately $693.3 million, $5.3 million and $1.3 million, respectively. Section 382 of the Internal Revenue Code in the United States limits the utilization of net operating losses when ownership changes, as defined by that section, occur. The Company has performed an analysis of its Section 382 ownership changes and has determined that the utilization of certain of its net operating loss carryforwards in the United States is limited. The net operating loss carryforwards in the United States will expire, if unused, between 2022 and 2029. The net operating loss carry-forwards related to the Canadian operations expire if unused, between 2026 and 2027. The net operating loss carry-forwards related to the Mexican operations expire if unused, between 2019 and 2021. The net operating loss carry-forwards related to the European operations include $545.6 million that do not expire and $147.7 million that expire between 2012 and 2026.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Income taxes: (Continued)

        The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is subject to U.S. federal tax and state tax examinations for years from 2002 to 2011. The Company is subject to tax examinations in its foreign jurisdictions generally for years from 2000 to 2011.

        In the normal course of business the Company takes positions on its tax returns that may be challenged by taxing authorities. The Company evaluates all uncertain tax positions to assess whether the position will more likely than not be sustained upon examination. If the Company determines that the tax position is more likely than not to be sustained, the Company records the amount of the benefit that is more likely than not to be realized when the tax position is settled. This liability, including accrued interest and penalties, is included in other long-term liabilities in the accompanying balance sheets and was $3.9 million as of December 31, 2011 and $0.9 million as of December 31, 2010. During the years ended December 31, 2011, 2010 and 2009, the Company recognized approximately $0.8 million, $0.1 million and $0.1 million in interest and penalties related to its uncertain tax positions. The Company expects that its liability for uncertain tax positions will decrease by approximately $2.0 million during the twelve months ended December 31, 2012 due to the expiration of certain statutes of limitation, however, actual changes in the liability for uncertain tax positions could be different than currently expected. If recognized, the total unrecognized tax benefits would lower our effective income tax rate. The roll-forward of the liability for uncertain tax positions below excludes interest and penalties.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009
Beginning balance of unrecognized tax benefits	$698	$504	$504
Gross increases—tax positions in prior periods	2,177	194	—
Gross increases—tax positions in current period	—	—	—

Ending balance of unrecognized tax benefits	$2,875	$698	$504

        The following is a reconciliation of the Federal statutory income taxes to the amounts reported in the financial statements (in thousands).

	Years Ended December 31,
	2011	2010	2009
Federal income tax at statutory rates	$(1,954)	$178	$6,439
Effect of:
State income tax, net of federal benefit	(1,368)	(153)	803
State tax credits	146	17	1,601
Impact of foreign operations	2,967	(1,385)	—
Non-deductible expenses	(854)	(735)	(1,468)
Alternative minimum tax	—	564	—
Change in tax reserves	(2,969)	(302)	(85)
Change in valuation allowance	5,992	2,993	(6,043)

Income tax benefit	$1,960	$1,177	$1,247

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Income taxes: (Continued)

        The components of income (loss) before income taxes consist of the following (in thousands):

	Years Ended December 31,
	2011	2010	2009
Domestic	$27,832	$14,360	$6,147
Foreign	(22,250)	(14,868)	(24,545)

Total	$5,582	$(508)	$(18,398)

6. Commitments and contingencies:

Capital leases—fiber lease agreements

        The Company has entered into lease agreements with numerous providers of dark fiber primarily under 15-20 year IRUs with additional renewal terms. Once the Company has accepted the related fiber route, leases that meet the criteria for treatment as capital leases are recorded as a capital lease obligation and an IRU asset. The interest rate used in determining the present value of the aggregate future minimum lease payments is determined by adding a premium to the U.S. treasury interest rate for the lease term. The future minimum payments under these agreements are as follows (in thousands):

For the year ending December 31,
2012	$26,075
2013	19,047
2014	18,646
2015	18,783
2016	17,951
Thereafter	185,687

Total minimum lease obligations	286,189
Less—amounts representing interest	(151,493)

Present value of minimum lease obligations	134,696
Current maturities	(11,700)

Capital lease obligations, net of current maturities	$122,996

Release of lease obligation

        In the year ended December 31, 2011, the requirements for extinguishment were met and the Company was released from an obligation under an IRU capital lease obligation totaling $2.7 million resulting in a gain. The IRU asset related to this obligation had been fully impaired in 2008 when it was determined that the IRU asset was no longer in use.

Current and potential litigation

        The Company has been made aware of several other companies in its own and in other industries that use the word "Cogent" in their corporate names. A company has informed the Company that it believes the Company's use of the name "Cogent" infringes on its intellectual property rights in that

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Commitments and contingencies: (Continued)

name. If such a challenge is successful, the Company could be required to change its name and lose the value associated with the Cogent name in its markets. Management does not believe such a challenge, if successful, would have a material impact on the Company's business, financial condition or results of operations.

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

Operating leases and tenant license agreements

        The Company leases office space, network equipment sites, and data center facilities under operating leases. The Company also enters into building access agreements with the landlords of multi-tenant office buildings. The Company pays fees for the maintenance of its leased dark fiber and in certain cases the Company enters into operating lease commitments for fiber. Future minimum annual payments under these arrangements are as follows (in thousands):

For the year ending December 31,
2012	$48,067
2013	37,858
2014	33,690
2015	29,847
2016	25,307
Thereafter	128,593

$303,362

        Expenses related to these arrangements were $55.7 million in 2011, $53.5 million in 2010 and $49.0 million in 2009.

Unconditional purchase obligations

        Unconditional purchase obligations for equipment and services totaled approximately $3.7 million at December 31, 2011 and are expected to be fulfilled within the next year. As of December 31, 2011, the Company had committed to additional dark fiber IRU capital and operating lease agreements totaling approximately $61.6 million in future payments to be paid over periods of up to 20 years. These obligations begin when the related fiber is accepted, which is generally expected to occur in 2012. Future minimum payments under these obligations are approximately, $9.6 million, $2.8 million, $2.7 million, $2.7 million, and $2.7 million for the years ending December 31, 2012 to December 31, 2016, respectively, and approximately $41.1 million, thereafter.

Defined contribution plan

        The Company sponsors a 401(k) defined contribution plan that provides for a Company matching payment. The Company matching payments were approximately $0.4 million for 2011, $0.3 million for 2010 and $0.3 million 2009 and were paid in cash.

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

Common stock buybacks

        In June 2008, the Company's board of directors approved $50.0 million of purchases of the Company's common stock under a buyback program (the "Buyback Program") to occur prior to December 31, 2009. In February 2011, the Company's board of directors approved an additional $50.0 million of purchases of the Company's common stock under the Buyback Program. During the years ended December 31, 2009 and 2011, the Company purchased approximately 0.1 million and 0.2 million shares of its common stock, respectively, for approximately $0.7 million and $3.0 million, respectively, under the Buyback Program. These common shares were subsequently retired. There were no purchases of the Company's common stock in 2010.

8. Stock option and award plan:

Incentive award plan

        The Company has an award plan, the 2004 Incentive Award Plan, as amended (the "Award Plan"), under which grants of restricted stock and options for common stock are made. Stock options granted under the Award Plan generally vest over a four-year period and have a term of ten years. Grants of shares of restricted stock granted under the Award Plan generally vest over periods ranging from three to four years. Compensation expense for all awards is recognized over the service period. Awards with graded vesting terms are recognized on a straight-line basis. Certain option and share grants provide for accelerated vesting if there is a change in control, as defined. For grants of restricted stock, when an employee terminates prior to full vesting the employee retains their vested shares and the employees' unvested shares are returned to the plan. For grants of options for common stock, when an employee terminates prior to full vesting, the employee may elect to exercise their vested options for a period of ninety days and any unvested options are returned to the plan. Shares issued to satisfy awards are provided from the Company's authorized shares. As of December 31, 2011, of the 7.1 million authorized shares under the Award Plan there were a total of 0.3 million shares available for grant.

        The Company has granted restricted shares that are subject to certain performance conditions based upon the Company's operating metrics for 2010 and 2011. The Company recorded approximately $1.1 million and $0.2 million respectively, of equity-based compensation expense related to the restricted shares subject to performance conditions in the years ended December 31, 2011 and 2010, respectively, since the performance conditions for 2011 and 2010 were met. In April 2011 the Company issued 48,720 restricted shares related to the 2010 performance conditions that were modified in November 2010. In the first quarter of 2012 the Company expects to issue 62,400 restricted shares related to the 2011 performance conditions.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Stock option and award plan: (Continued)

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

        The weighted-average per share grant date fair value of options was $7.90 in 2011, $5.44 in 2010 and $4.73 in 2009. The following assumptions were used for determining the fair value of options granted in the three years ended December 31, 2011:

	Years Ended December 31,
Black-Scholes Assumptions	2011	2010	2009
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	63.2%	65.3%	69.7%
Risk-free interest rate	1.6%	1.8%	2.2%
Expected life of the option term (in years)	4.9	5.2	5.3

        Stock option activity under the Company's Award Plan during the period from December 31, 2010 to December 31, 2011, was as follows:

	Number of Options	Weighted-Average Exercise Price
Outstanding at December 31, 2010	343,620	$11.27
Granted	46,684	$14.79
Cancelled	(37,551)	$14.29
Exercised—intrinsic value $1.0 million; cash received $0.6 million	(95,311)	$6.66

Outstanding at December 31, 2011—$1.2 million intrinsic value and 6.1 years weighted-average remaining contractual term	257,442	$13.17

Exercisable at December 31, 2011—$0.9 million intrinsic value and 5.3 years weighted-average remaining contractual term	196,378	$13.43

Expected to vest—$1.1 million intrinsic value and 5.9 years weighted-average remaining contractual term	245,744	$13.16

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Stock option and award plan: (Continued)

        For the years ended December 31, 2011, 2010 and 2009, the Company's employees exercised options for approximately 0.1 million, 0.1 million and 0.6 million common shares, respectively. Stock options outstanding and exercisable under the Award Plan by price range at December 31, 2011 were as follows:

Range of Exercise Prices	Number Outstanding As of 12/31/2011	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Exercisable As of 12/31/2011	Weighted- Average Exercise Price
$0.00 to $7.13	54,137	3.99	$4.87	52,367	$4.84
$7.24 to $11.10	54,334	7.40	$9.23	28,580	$8.97
$12.00 to $17.05	50,297	8.50	$14.82	17,503	$14.93
$17.38 to $17.38	69,504	5.03	$17.38	69,504	$17.38
$19.43 to $33.56	29,170	5.58	$23.06	28,424	$23.14

$0.00 to $33.56	257,442	6.05	$13.17	196,378	$13.43

        A summary of the Company's non-vested restricted stock awards as of December 31, 2011 and the changes during the year ended December 31, 2011 are as follows:

Non-vested awards	Shares	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2010	1,239,708	$12.34
Granted	245,800	$14.09
Vested	(532,173)	$14.93
Forfeited	(61,118)	$11.39

Non-vested at December 31, 2011	892,217	$11.34

        The weighted average per share grant date fair value of restricted stock granted to employees was $14.09 in 2011 (0.2 million shares), $9.17 in 2010 (1.2 million shares) and $6.65 in 2009 (25,008 shares). The fair value was determined using the quoted market price of the Company's common stock on the date of grant. The fair value of shares of restricted stock vested in the years ended December 31, 2011, 2010 and 2009 was approximately $7.7 million, $2.1 million, and $10.8 million respectively.

        Equity-based compensation expense related to stock options and restricted stock was approximately $7.7 million, $6.6 million and $8.6 million for the years ended December 31, 2011, 2010, and 2009, respectively. The Company capitalized compensation expense related to stock options and restricted stock of approximately $0.9 million, $0.7 million and $1.0 million for the years ended December 31, 2011, 2010, and 2009, respectively. As of December 31, 2011 there was approximately $6.3 million of total unrecognized compensation cost related to non-vested equity-based compensation awards. That cost is expected to be recognized over a weighted average period of approximately 1.5 years.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Related party transactions:

Office lease

        The Company's headquarters is located in an office building owned by a partnership (6715 Kenilworth Avenue Partnership). The owners of the partnership are the Company's Chief Executive Officer, who has a 51% interest in the partnership and his wife, who has a 49% interest in the partnership. The Company paid $0.6 million in 2011, 2010 and 2009 in rent and related costs (including taxes and utilities) to this partnership under a lease that expires in August 2013. The dollar value of the Company's Chief Executive Officer's interest and his wife's interest in the lease payments for the years December 31, 2011, 2010 and 2009 was approximately one-half of the amounts for each period. If the Company's Chief Executive Officer's interest is combined with that of his wife then the total dollar value of his interest in the lease payments for the years December 31, 2011, 2010 and 2009 was the payment amount.

10. Geographic information:

        Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing the Company's performance. The Company has one operating segment. Below are the Company's service revenues and long lived assets by geographic region (in thousands):

	Years Ended December 31,
	2011	2010	2009
Service Revenue
North America	$240,116	$205,052	$182,606
Europe	65,384	58,364	53,201

Total	$305,500	$263,416	$235,807

	December 31, 2011	December 31, 2010
Long lived assets, net
North America	$225,598	$221,312
Europe	82,445	59,252

Total	$308,043	$280,564

        The majority of North American revenue consists of services delivered within the United States.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Quarterly financial information (unaudited):

	Three months ended
	March 31, 2011	June 30, 2011(1)	September 30, 2011	December 31, 2011(2)
	(in thousands, except share and per share amounts)
Service revenue	$73,460	$75,580	$77,367	$79,093
Network operations, including equity-based compensation expense	31,773	33,249	33,619	33,522
Operating income	7,358	8,671	9,576	10,899
Net (loss) income	(278)	2,115	281	5,424
Net (loss) income per common share—basic and diluted	(0.01)	0.05	0.01	0.12
Weighted-average number of shares outstanding—basic	44,731,858	45,021,507	45,080,859	45,044,733
Weighted-average number of shares outstanding—diluted	44,731,858	45,548,725	45,559,972	45,582,580

(1)
In the second quarter of 2011 the Company recognized a gain on the release of a lease obligation. (See Note 6)

(2)
In the fourth quarter of 2011 the Company recorded adjustments related to income taxes. These adjustments recognized approximately $6.3 million of deferred tax assets and approximately $2.9 million for uncertain tax positions. (See Note 5)

	Three months ended
	March 31, 2010(3)	June 30, 2010	September 30, 2010	December 31, 2010(4)
	(in thousands, except share and per share amounts)
Service revenue	$62,776	$64,395	$66,783	$69,461
Network operations, including equity-based compensation expense	28,098	29,224	30,639	31,063
Operating income	2,688	2,981	3,749	5,864
Net (loss) income	(570)	(883)	(462)	2,584
Net (loss) income per common share—basic and diluted	(0.01)	(0.02)	(0.01)	0.06
Weighted-average number of shares outstanding—basic	44,464,821	44,525,633	44,585,230	44,646,381
Weighted-average number of shares outstanding—diluted	44,464,821	44,525,633	44,585,230	45,005,387

(3)
In the first quarter of 2010 the Company recorded an impairment charge and adjusted its asset retirement obligations. (See Notes 2 and 3)

(4)
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

        As required by Rule 13a-15(d) of the Exchange Act, we have assessed our internal control system in relation to criteria for effective internal control over financial reporting described in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based upon these criteria, we believe that, as of December 31, 2011, our system of internal control over financial reporting was effective.

        The independent registered public accounting firm, Ernst & Young LLP, has audited our 2011 financial statements. Ernst & Young LLP was given unrestricted access to all financial records and related data, including minutes of all meetings of stockholders, the Board of Directors and committees of the Board. Ernst & Young LLP has issued an unqualified report on our 2011 financial statements as a result of the audit and also has issued an unqualified report on our internal control over financial reporting which is attached hereto.

Cogent Communications Group, Inc.
February 27, 2012
By:	/s/ DAVID SCHAEFFER
David Schaeffer
Chief Executive Officer
By:	/s/ THADDEUS WEED
Thaddeus Weed
Chief Financial Officer

 Report of Independent Registered Public Accounting Firm
On Internal Control over Financial Reporting

The Board of Directors and Stockholders of Cogent Communications Group, Inc.

        We have audited Cogent Communications Group, Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cogent Communications Group, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Cogent Communications Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cogent Communications Group, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2011 of Cogent Communications Group, Inc. and subsidiaries and our report dated February 27, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, VA
February 27, 2012

ITEM 9B.    OTHER INFORMATION

Amendment of 2004 Incentive Award Plan

        On February 21, 2012, the Board of Directors amended the Company's 2004 Incentive Award Plan (the "Award Plan"). The amendment adds a clause that unless previously approved by stockholders, underwater options may not be re-priced and granted options may not be replaced with restricted stock. A copy of the Award Plan as amended through February 21, 2012 is attached hereto as Exhibit 10.7.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this Item 10 is incorporated in this report by reference to the information set forth under the captions entitled "Election of Directors," "The Board of Directors and Committees," and "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2012 Proxy Statement for the 2012 Annual Meeting of Stockholders, which is expected to be filed with the Commission within 120 days after the close of our fiscal year.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this Item 11 is incorporated in this report by reference to the information set forth under the captions entitled "The Board of Directors and Committees," "Executive Compensation", "Employment Agreements", "Compensation Committee Report on Executive Compensation," and "Compensation Committee Interlocks and Insider Participation" in the 2012 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this Item 12 is incorporated in this report by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 2012 Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item 13 is incorporated in this report by reference to the information set forth under the caption "Certain Transactions" in the 2012 Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this Item 14 is incorporated in this report by reference to the information set forth under the caption "Relationship With Independent Public Accountants" in the 2012 Proxy Statement.

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
10.3
David Schaeffer Employment Agreement with Cogent Communications Group, Inc., dated February 7, 2000 (incorporated by reference to Exhibit 10.6 to our Registration Statement on Form S-4, Commission File No. 333-71684, filed on October 16, 2001)
10.4
Lease for Headquarters Space by and between 6715 Kenilworth Avenue Partnership and Cogent Communications, Inc., dated September 1, 2000 (incorporated by reference to Exhibit 10.10 to our Registration Statement on Form S-4, Commission File No. 333-71684, filed on October 16, 2001)
10.5
Renewal of Lease for Headquarters Space, by and between 6715 Kenilworth Avenue Partnership and Cogent Communications , Inc., dated August 5, 2003 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed on November 14, 2003)
10.6
2003 Incentive Award Plan of Cogent Communications Group, Inc. (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-8, Commission File No. 333-108702, filed on September 11, 2003)
10.7	2004 Incentive Award Plan of Cogent Communications Group, Inc., as amended and restated through February 21, 2012 (filed herewith).
10.8
Dark Fiber Lease Agreement dated November 21, 2001, by and between Cogent Communications, Inc. and Qwest Communications Corporation (incorporated by reference to Exhibit 10.13 to our Registration Statement on Form S-4, as amended by a Form S-4/A (Amendment No. 2), Commission File No. 333-71684, filed on December 7, 2001)
10.9
Robert N. Beury, Jr. Employment Agreement with Cogent Communications Group, Inc., dated June 15, 2000 (incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K, filed on March 31, 2003)
10.10
Mark Schleifer Employment Agreement with Cogent Communications Group, Inc., dated September 18, 2000 (incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-K, filed on March 31, 2003)
10.11
Brad Kummer Employment Agreement with Cogent Communications Group, Inc., dated January 11, 2000, (incorporated by reference to Exhibit 10.23 to our Registration Statement on Form S-1, Commission File No. 333-122821, filed on February 14, 2005)
10.12
Extension of Lease for Headquarters Space, by and between 6715 Kenilworth Avenue Partnership and Cogent Communications, Inc., dated February 3, 2005 (previously filed as Exhibit 10.27 to our Annual Report on Form 10-K, filed on March 31, 2005, and incorporated herein by reference)
10.13
Extension of Lease for Headquarters Space to August 31, 2006, by and between 6715 Kenilworth Avenue Partnership and Cogent Communications, Inc., dated July 21, 2005 (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-K, filed on August 15, 2005, and incorporated herein by reference)
10.14
Option for extension of Lease for Headquarters Space to August 31, 2007, by and between 6715 Kenilworth Avenue Partnership and Cogent Communications, Inc., dated July 21, 2005 (previously filed as Exhibit 10.2 to our Quarterly Report on Form 10-K, filed on August 15, 2005, and incorporated herein by reference)

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
10.28
Extension of Lease for headquarters space to August 31, 2013 and addition of 1st floor office space, by and between 6715 Kenilworth Avenue Partnership and Cogent Communications Group, Inc., dated as of August 5, 2011 (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed on August 8, 2011, and incorporated herein by reference)

10.29	Timothy G. O'Neill Employment Agreement with Cogent Communications Group, Inc., dated as of September 25, 2003 (filed herewith)
10.30
Amendment to Lease Agreement for headquarters space reducing leased square footage of office space, by and between 6715 Kenilworth Avenue Partnership and Cogent Communications, Inc., dated as of February 22, 2012 (filed herewith). 6715 Kenilworth Avenue Partnership is owned by the Company's CEO, David Schaeffer, and his wife.
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
101.
The following materials from the Annual Report on Form 10-K of Cogent Communications Group, Inc. for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Stockholders' Equity. (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements†.

†
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

*
Confidential treatment requested and obtained as to certain portions. Portions have been omitted pursuant to this request where indicated by an asterisk.

Schedule II

COGENT COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses(a)	Deductions	Balance at End of Period
Allowance for doubtful accounts (deducted from accounts receivable)
Year ended December 31, 2009	$1,914	$5,531	$4,929	$2,516
Year ended December 31, 2010	$2,516	$5,456	$5,508	$2,464
Year ended December 31, 2011	$2,464	$6,299	$5,418	$3,345
Allowance for Unfulfilled Customer Purchase Obligations (deducted from accounts receivable)
Year ended December 31, 2009	$1,331	$11,729	$11,264	$1,796
Year ended December 31, 2010	$1,796	$4,934	$5,154	$1,576
Year ended December 31, 2011	$1,576	$4,870	$4,587	$1,859

(a)
Bad debt expense, net of recoveries, was approximately $4.3 million for the year ended December 31, 2011, $4.3 million for the year ended December 31, 2010 and $4.9 million for the year ended December 31, 2009.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COGENT COMMUNICATIONS GROUP, INC.
Dated: February 27, 2012	By:	/s/ DAVID SCHAEFFER
		Name:	David Schaeffer
		Title:	Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID SCHAEFFER David Schaeffer	Chairman and Chief Executive Officer (Principal Executive Officer)	February 27, 2012
/s/ THADDEUS G. WEED Thaddeus G. Weed	Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2012
/s/ EREL MARGALIT Erel Margalit	Director	February 27, 2012
/s/ TIMOTHY WEINGARTEN Timothy Weingarten	Director	February 27, 2012
/s/ STEVEN BROOKS Steven Brooks	Director	February 27, 2012
/s/ RICHARD T. LIEBHABER Richard T. Liebhaber	Director	February 27, 2012
/s/ DAVID BLAKE BATH David Blake Bath	Director	February 27, 2012
/s/ MARC MONTAGNER Marc Montagner	Director	February 27, 2012