Form 10-Q
period 2012-03-31
COGENT COMMUNICATIONS GROUP INC
filed 2012-05-07
CIK 1158324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

Common Stock, $.001 par value 46,825,948 Shares Outstanding as of April 30, 2012

INDEX

PART I FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	3
	Condensed Consolidated Balance Sheets of Cogent Communications Group, Inc., and Subsidiaries as of March 31, 2012 (Unaudited) and December 31, 2011	3
	Condensed Consolidated Statements of Comprehensive Income of Cogent Communications Group, Inc., and Subsidiaries for the Three Months Ended March 31, 2012 and March 31, 2011 (Unaudited)	4
	Condensed Consolidated Statements of Cash Flows of Cogent Communications Group, Inc., and Subsidiaries for the Three months Ended March 31, 2012 and March 31, 2011 (Unaudited)	5
	Notes to Interim Condensed Consolidated Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16
Item 4.	Controls and Procedures	17

PART II OTHER INFORMATION
Item 1.	Legal Proceedings	17

Item4.	Mine Safety Disclosures	17

Item 6.	Exhibits	17
SIGNATURES		17
CERTIFICATIONS

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2012 AND DECEMBER 31, 2011

(IN THOUSANDS, EXCEPT SHARE DATA)

	March 31, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$232,294	$238,207
Accounts receivable, net of allowance for doubtful accounts of $3,027 and $3,345 respectively	24,915	25,029
Prepaid expenses and other current assets	12,318	10,051
Total current assets	269,527	273,287
Property and equipment, net	311,122	307,978
Deposits and other assets - $461 and $457 restricted, respectively	16,640	16,386
Total assets	$597,289	$597,651

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$15,316	$14,199
Accrued liabilities	20,480	21,944
Current maturities, capital lease obligations	9,741	11,700
Total current liabilities	45,537	47,843
Senior secured notes	175,000	175,000
Capital lease obligations, net of current maturities	123,357	122,996
Convertible senior notes, net of discount of $13,946 and $15,366 respectively	78,032	76,612
Other long term liabilities	10,376	11,199
Total liabilities	432,302	433,650
Commitments and contingencies:
Stockholders’ equity:
Common stock, $0.001 par value; 75,000,000 shares authorized; 45,993,384 and 45,893,347 shares issued and outstanding, respectively	46	46
Additional paid-in capital	490,474	489,021
Accumulated other comprehensive income — foreign currency translation	1,041	(582)
Accumulated deficit	(326,574)	(324,484)
Total stockholders’ equity	164,987	164,001
Total liabilities and stockholders’ equity	$597,289	$597,651

The accompanying notes are an integral part of these condensed consolidated balance sheets.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND MARCH 31, 2011
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
	(Unaudited)	(Unaudited)
Service revenue	$76,888	$73,460
Operating expenses:
Network operations (including $83 and $140 of equity-based compensation expense, respectively, exclusive of depreciation and amortization shown separately below)	34,338	31,773
Selling, general, and administrative (including $1,155 and $1,956 of equity-based compensation expense, respectively)	21,343	19,538
Depreciation and amortization	15,239	14,791
Total operating expenses	70,920	66,102
Operating income	5,968	7,358
Interest income and other, net	375	230
Interest expense	(8,993)	(7,585)
(Loss) income before income taxes	(2,650)	3
Income tax benefit (provision)	560	(281)
Net loss	$(2,090)	$(278)

Net loss per common share:
Basic and diluted net loss per common share	$(0.05)	$(0.01)

Weighted-average common shares—basic and diluted	45,241,418	44,731,858

Comprehensive (loss) income	$(467)	$2,707

The accompanying notes are an integral part of these condensed consolidated statements.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND MARCH 31, 2011
(IN THOUSANDS)

	Three months Ended March 31, 2012	Three months Ended March 31, 2011
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net cash provided by operating activities	$12,686	$13,468
Cash flows from investing activities:
Purchases of property and equipment	(12,289)	(12,842)
Proceeds from dispositions of assets	111	2
Net cash used in investing activities	(12,178)	(12,840)
Cash flows from financing activities:
Proceeds from issuance of senior secured notes, net	—	170,513
Proceeds from exercises of stock options	94	67
Principal payments of capital lease obligations	(7,056)	(3,032)
Net cash (used in) provided by financing activities	(6,962)	167,548
Effect of exchange rates changes on cash	541	883
Net (decrease) increase in cash and cash equivalents	(5,913)	169,059
Cash and cash equivalents, beginning of period	238,207	56,283
Cash and cash equivalents, end of period	$232,294	$225,342

Supplemental disclosure of non-cash financing activities:
Capital lease obligations incurred	$2,312	$16,845

The accompanying notes are an integral part of these condensed consolidated statements.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.                                      Description of the business and recent developments:

Description of business

Cogent Communications Group, Inc. (the “Company”) is a Delaware corporation and is headquartered in Washington, DC. The Company is a facilities-based provider of low-cost, high-speed Internet access and Internet Protocol (“IP”) communications services. The Company’s network is specifically designed and optimized to transmit data using IP. The Company delivers its services to small and medium-sized businesses, communications service providers and other bandwidth-intensive organizations in North America and Europe.  We recently began expansion into Japan.

The Company offers on-net Internet access services exclusively through its own facilities, which run from its network to its customers’ premises. Because of its integrated network architecture, the Company is not dependent on local telephone companies to serve its on-net customers. The Company’s on-net service consists of high-speed Internet access and IP connectivity ranging from 100 Megabits per second to 10 Gigabits per second of bandwidth. The Company offers its on-net services to customers located in buildings that are physically connected to its network. The Company provides on-net Internet access services to net-centric and corporate customers. The Company’s net-centric customers include certain bandwidth-intensive users such as universities, other Internet service providers, telephone companies, cable television companies and commercial content providers. These customers generally receive service in colocation facilities and in the Company’s data centers. The Company operates data centers throughout North America and Europe that allow customers to collocate their equipment and access the Company’s network.  The Company’s corporate customers are located in multi-tenant office buildings and typically include law firms, financial services firms, advertising and marketing firms and other professional services businesses.

In addition to providing its on-net services, the Company provides Internet connectivity to customers that are not located in buildings directly connected to its network. The Company provides this off-net service primarily to corporate customers using other carriers’ facilities to provide the “last mile” portion of the link from its customers’ premises to the Company’s network. The Company also provides certain non-core services that resulted from acquisitions. The Company continues to support but does not actively sell these non-core services.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited condensed consolidated financial statements reflect all normal recurring adjustments that the Company considers necessary for the fair presentation of its results of operations and cash flows for the interim periods covered, and of the financial position of the Company at the date of the interim condensed consolidated balance sheet. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. While the Company believes that the disclosures are adequate to not make the information misleading, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in its 2011 annual report on Form 10-K.

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

Foreign currency translation adjustment and comprehensive (loss) income

The Company’s only component of “comprehensive (loss) income” is the currency translation adjustment for all periods presented.

Financial instruments

At March 31, 2012 and December 31, 2011, the carrying amount of cash and cash equivalents, accounts receivable, prepaid and other current assets, accounts payable, and accrued expenses approximated fair value because of the short-term nature of these instruments. The Company measures its cash equivalents at amortized cost, which approximates fair value. Based upon the quoted (Level 1) market prices at March 31, 2012 and December 31, 2011, the fair values of the Company’s $92.0 million convertible senior notes were approximately $79.6 million and $82.3 million, respectively. Based upon the bid quoted prices (Level 2) at March 31, 2012 and December 31, 2011, the fair values of the Company’s $175.0 million senior secured notes were approximately $185.7 million and $178.7 million, respectively.

The Company was party to letters of credit totaling approximately $0.4 million as of March 31, 2012 and December 31, 2011. These letters of credit are secured by investments that are restricted and included in other assets.

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

Shares of restricted stock are included in the computation of basic EPS as they vest and are included in diluted EPS, to the extent they are dilutive, determined using the treasury stock method. As of March 31, 2012 and 2011, 0.7 million and 1.2 million unvested shares of restricted common stock, respectively, are not included in the computation of diluted loss per share, as the effect would be anti-dilutive.

Using the “if-converted” method, the shares issuable upon conversion of the Company’s 1.00% Convertible Senior Notes (the “Convertible Notes”) were anti-dilutive for the three months ended March 31, 2012 and 2011. Accordingly, the impact has been excluded from the computation of diluted loss per share. The Convertible Notes are convertible into shares of the Company’s common stock at an initial conversion price of $49.18 per share, yielding 1.9 million shares at March 31, 2012 and December 31, 2011, subject to certain adjustments set forth in the indenture.

The Company computes the dilutive effect of outstanding options using the treasury stock method. For the three months ended March 31, 2012 and 2011, options to purchase 0.2 million and 0.3 million shares of common stock, respectively, at weighted-average exercise prices of $13.52 and $11.31 per share, respectively, are not included in the computation of diluted loss per share as the effect would be anti-dilutive. For the three months ended March 31, 2012 and 2011, the Company’s employees exercised options for 11,687 and 9,284 common shares, respectively.

Recent accounting pronouncements— adopted

The Financial Accounting Standards Board (“FASB”) recently issued amendments to the presentation of comprehensive income which became effective for interim and annual periods beginning after December 15, 2011. The amendments eliminated the previous reporting option of displaying components of other comprehensive income within the statement of changes in stockholders’ equity. Under the new guidance, the Company is required to present either a single continuous statement of comprehensive income or an income statement immediately followed by a statement of comprehensive income. The Company elected to present a single continuous statement of comprehensive income.

In May 2011, the FASB issued ASU 2011-04 relating to fair value measurement (FASB ASC Topic 820), which amends current guidance to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted this pronouncement for its fiscal year beginning January 1, 2012. The adoption of this pronouncement did not have a material effect on the Company’s consolidated financial statements.

2.                                      Property and equipment:

Depreciation and amortization expense related to property and equipment and capital leases was $15.2 million and $14.7 million for the three months ended March 31, 2012 and 2011, respectively. The Company capitalized salaries and related benefits of employees working directly on the construction and build-out of its network of $1.7 million and $1.9 million for the three months ended March 31, 2012 and 2011, respectively.

3.                                      Long -term debt:

Senior secured notes

On January 26, 2011, the Company issued its 8.375% Senior Secured Notes (the “Senior Notes”) due February 15, 2018, for an aggregate principal amount of $175.0 million in a private offering for resale to qualified institutional buyers pursuant to SEC Rule 144A. The Senior Notes are secured and bear interest at 8.375% per annum. Interest is payable in cash semiannually in arrears on February 15 and August 15, of each year, beginning on August 15, 2011. The Company received net proceeds of approximately $170.5 million after deducting $4.5 million of issuance costs that are included in deposits and other assets. The Company intends to use the net proceeds from the Senior Notes for general corporate purposes and/or repurchases of its common stock or its Convertible Notes, or a special or recurring dividend to its stockholders. In the three months ended March 31, 2012 and 2011, the Company incurred approximately $3.8 million and $2.8 million, respectively, of interest expense related to its Senior Notes.

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

The indenture governing the Senior Notes, among other things, limits the Company’s ability and its guarantors’ ability to incur indebtedness; to pay dividends or make other distributions; to make certain investments and other restricted payments; to create liens; consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; to incur restrictions on the ability of a subsidiary to pay dividends or make other payments; and to enter into certain transactions with its affiliates. The Company’s payment of dividends, stock buybacks and certain other uses of the Company’s cash are limited to an aggregate amount calculated pursuant to the terms of the indenture.

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

The debt and equity components for the Convertible Notes were as follows (in thousands):

	March 31,	December 31,
	2012	2011

Principal amount	$91,978	$91,978
Unamortized discount	(13,946)	(15,366)
Net carrying amount	78,032	76,612
Additional paid-in capital	74,933	74,933

At March 31, 2012, the unamortized discount had a remaining recognition period of approximately 2.3 years.  The amount of interest expense recognized and effective interest rate were as follows (in thousands):

	Three Months Ended March 31,
	2012	2011

Contractual coupon interest	$230	$230
Amortization of discount and costs on Notes	1,424	1,308
Interest expense	$1,654	$1,538

Effective interest rate	8.7%	8.7%

4.                                      Commitments and contingencies :

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

Income taxes

In the normal course of business the Company takes positions on its tax returns that may be challenged by taxing authorities. The Company evaluates all uncertain tax positions to assess whether the position will more likely than not be sustained upon examination. If the Company determines that the tax position is more likely than not to be sustained, the Company records the amount of the benefit that is more likely than not to be realized when the tax position is settled. This liability, including accrued interest and penalties, is included in other long-term liabilities in the accompanying balance sheets and was approximately $3.0 million as of March 31, 2012 and $3.9 million as of December 31, 2011.  During the three months ended March 31, 2012 and 2011 the Company recognized approximately $76,000 and $19,000 in interest and penalties, respectively, related to its uncertain tax positions. During the three months ended March 31, 2012 the Company reversed approximately $0.7 million of its liability for uncertain tax positions due to the resolution of certain state income tax issues pursuant to the completion of an audit. The Company expects that its liability for uncertain tax positions will decrease by approximately an additional $2.0 million during the twelve months ended December 31, 2012 due to the expiration of certain statutes of limitation, however, actual changes in the liability for uncertain tax positions could be different than currently expected. If recognized, the total unrecognized tax benefits would lower the Company’s effective income tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest and penalties) is as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Beginning balance of unrecognized tax benefits	$2,875	$698
Gross decreases — tax positions in current period	(698)	—
Ending balance of unrecognized tax benefits	$2,177	$698

Incentive award plan

The Company has an award plan, the 2004 Incentive Award Plan, as amended (the “Award Plan”), under which grants of stock and options are made.  The Company has granted restricted shares under the Award Plan that are subject to certain performance conditions based upon the Company’s operating metrics. The Company recorded approximately $0.1 million and $0.4 million of equity-based compensation expense related to the restricted shares subject to performance conditions in the first quarter of 2012 and 2011, respectively.  There was no equity-based compensation expense recorded related to the restricted shares subject to performance conditions for 2012 since it is not considered probable that the performance conditions for 2012 will be met. In the first quarter of 2012, 62,400 restricted shares related to the performance conditions for 2011 vested since the performance conditions were met.

For compensation for board of director services in 2012, each of the Company’s six non-management directors, instead of receiving $125,000 cash per year, will receive 10,000 shares of restricted stock to be distributed in blocks of 2,500 vested shares per quarter.

Common stock buyback program

The Company’s board of directors has approved $50.0 million of purchases of the Company’s common stock under a buyback program (the “Buyback Program”).  There is approximately $47.0 million remaining for purchases under the Buyback Program.  There were no purchases made during the three months ended March 31, 2012 and 2011.

5.                                      Related party transactions:

Office lease

The Company’s headquarters is located in an office building owned by a partnership (6715 Kenilworth Avenue Partnership). The two owners of the partnership are the Company’s Chief Executive Officer, who has a 51% interest in the partnership and his wife, Ruth Schaeffer, who has a 49% interest in the partnership. The Company paid $0.1 million for the three months ended March 31, 2011 and 2012 in rent and related costs (including taxes and utilities) to this partnership under a lease that expires in August 2013. The dollar value of the Company’s Chief Executive Officer’s interest and his wife’s interest in the lease payments for the three months ended March 31, 2012 and 2011 was approximately one-half of the amounts for each period.  If the Company’s Chief Executive Officer’s interest is combined with that of his wife then the total dollar value of his interest in the lease payments for the three months ended March 31, 2012 and 2011 was the payment amount.

6.                                      Segment information:

The Company operates as one operating segment. Below are the Company’s service revenue and long lived assets by geographic region (in thousands):

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Service revenue
North America	$61,745	$57,252
Europe	15,143	16,208
Total	$76,888	$73,460

	March 31, 2012	December 31, 2011
Long lived assets, net
North America	$226,419	$225,598
Europe	84,763	82,445
Total	$311,182	$308,043

The majority of North American revenue consists of services delivered within the United States.

7.                                      Subsequent events:

Dividends on common stock

On April 19, 2012 the Company’s board of directors decided to begin payment of a dividend at a rate of $0.10 per common share per quarter with the record date for the first such payment to be approximately on September 15, 2012. Action to set the record date and approve the expected dividend will be taken at a subsequent board meeting. The payment of any future quarterly dividends will be at the discretion of the Company’s board of directors and will be dependent upon the Company’s financial position, results of operations, available cash, cash flow, capital requirements and other factors deemed relevant by the Company’s board of directors.

Incentive award plan

On April 19, 2012, the Company’s shareholders approved increasing the authorized shares under the Award Plan by 1.2 million shares.  In the second quarter of 2012, the Company granted approximately 0.9 million restricted shares to its senior management team that will vest over three to four-year periods.  These restricted shares were valued at approximately $16.8 million and will be recognized as equity-based compensation expense on a straight line basis over the service period.

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

Our network is comprised of in-building riser facilities, metropolitan optical fiber networks, metropolitan traffic aggregation points and inter-city transport facilities. Our network is physically connected entirely through our facilities to over 1,760 buildings in which we provide our on-net services, including over 1,250 multi-tenant office buildings. We also provide on-net services in carrier-neutral colocation facilities, Cogent controlled data centers and single-tenant office buildings. Because of our integrated network architecture, we are not dependent on local telephone companies to serve our on-net customers. We emphasize the sale of our on-net services because we believe we have a competitive advantage in providing these services and these services generate gross profit margins that are greater than the gross profit margins on our off-net and non-core services.

We believe our key growth opportunity is provided by our high-capacity network, which provides us with the ability to add a significant number of customers to our network with minimal direct incremental costs. Our focus is to add customers to our network in a way that maximizes its use and at the same time provides us with a profitable customer mix. We are responding to this opportunity by increasing our sales and marketing efforts including increasing our number of sales representatives and expanding our network to locations that we believe can be economically integrated and represent significant concentrations of Internet traffic. One of our keys to developing a profitable business will be to carefully match the cost of extending our network to reach new customers with the revenue expected to be generated by those customers. In addition, we may add customers to our network through strategic acquisitions.

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

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

The following summary table presents a comparison of our results of operations for the three months ended March 31, 2012 and 2011with respect to certain key financial measures. The comparisons illustrated in the table are discussed in greater detail below.

	Three months ended March 31,		Percent
	2012	2011	Change
	(in thousands)
Service revenue	$76,888	$73,460	4.7%
On-net revenue	56,750	56,772	0.0%
Off-net revenue	19,501	15,951	22.3%
Non-core revenue	637	737	(13.6)%
Network operations expenses (1)	34,255	31,633	8.3%
Selling, general, and administrative expenses (2)	20,188	17,582	14.8%
Equity-based compensation expense	1,238	2,096	(40.9)%
Depreciation and amortization expenses	15,239	14,791	3.0%
Interest expense	8,993	7,585	18.6%
Income tax (benefit) provision	(560)	281	(299.3)%

(1)  Excludes equity-based compensation expenses of $83 and $140 in the three months ended March 31, 2012 and 2011, respectively, which, if included would have resulted in a period-to-period change of 8.1%.

(2)  Excludes equity-based compensation expenses of $1,155 and $1,956 in the three months ended March 31, 2012 and 2011, respectively, which, if included would have resulted in a period-to-period change of 9.2%.

Service Revenue. Our service revenue increased 4.7% to $76.9 million for the three months ended March 31, 2012 from $73.5 million for the three months ended March 31, 2011. The impact of exchange rates resulted in a decrease of revenues for the three months ended March 31, 2012 of approximately $0.7 million.  All foreign currency comparisons herein reflect our first quarter 2012 results translated at the average foreign currency exchange rates for the first quarter of 2011.  For the three months ended March 31, 2012 and 2011, on-net, off-net and non-core revenues represented 73.8%, 25.4% and 0.8% and 77.3%, 21.7% and 1.0% of our service revenue, respectively. In January 2012, our largest (on-net and net-centric) customer was indicted by the U.S. government and as a result our on-net service to this customer and the associated revenue terminated in January 2012.  This customer accounted for approximately 5.5% of our 2011 and first quarter 2011 revenues.  The loss of this net-centric customer negatively impacted our revenue growth rate from the first quarter of 2011 to the first quarter of 2012 and will negatively impact our revenue growth rate from 2011 to 2012.

Revenues from our corporate and net centric customers represented 50.8% and 49.2% of total service revenue, respectively, for the three months ended March 31, 2012 and represented 49.2% and 50.8% of total service revenue, respectively, for the three months ended March 31, 2011.  Revenues from corporate customers increased 8.2% to $39.1 million for the three months ended March 31, 2012 from $36.1 million for the three months ended March 31, 2011.  Revenues from our net-centric customers increased 1.3% to $37.8 million for the three months ended March 31, 2012 from $37.3 million for the three months ended March 31, 2011. As noted above, the loss of our largest net-centric customer in January 2012 negatively impacted our net-centric revenue growth rate from the first quarter of 2011 to the first quarter of 2012 and will negatively impact our net-centric revenue growth rate from 2011 to 2012.

Our on-net revenues were $56.8 million for the three months ended March 31, 2012 and $56.8 million for the three months ended March 31, 2011. We increased the number of our on-net customer connections by 20.0% to approximately 26,200 at March 31, 2012 from approximately 21,900 at March 31, 2011. The loss of our largest on-net customer in January 2012 negatively impacted our on-net revenue growth rate from the first quarter of 2011 to the first quarter of 2012 and will negatively impact our on-net revenue growth rate from 2011 to 2012. Additionally, on-net customer connections increased at a greater rate than on-net revenues due to a decline in the average revenue per on-net customer connection, primarily from our net centric customers. This decline is partly attributed to volume and term based pricing discounts. On-net customers who cancel their service from our installed base of customers, in general, have greater average revenue per connection than new customers. These trends and events resulted in a reduction to our average revenue per on-net connection.

Our off-net revenues increased 22.3% to $19.5 million for the three months ended March 31, 2012 from $16.0 million for the three months ended March 31, 2011.  Our off-net revenues increased as we increased the number of our off-net customer connections by 8.8% to approximately 3,960 at March 31, 2012 from approximately 3,640 at March 31, 2011.  Off-net revenues increased at a greater rate than off-net customer connections due to an increase in the average revenue per off-net customer connection. Off-net customers who cancel their service, in general, have a lower average revenue per connection than new off-net customers who generally purchase higher-bandwidth connections.

Our non-core revenues decreased 13.6% to $0.6 million for the three months ended March 31, 2012 from $0.7 million for the three months ended March 31, 2011. The number of our non-core customer connections decreased 12.2% to approximately 550 at March 31, 2012 from approximately 630 at March 31, 2011. We do not actively market these acquired non-core services and expect that the service revenue associated with them will continue to decline.

Network Operations Expenses. Our network operations expenses, excluding equity-based compensation expense, increased 8.3% to $34.3 million for the three months ended March 31, 2012 from $31.6 million for the three months ended March 31, 2011. The increase is primarily attributable to an increase in costs related to our network and facilities expansion activities and the increase in our off-net revenues.  When we provide off-net revenues we also assume the cost of the associated tail-circuits.  The impact of exchange rates resulted in a decrease of network operations expenses for the three months ended March 31, 2012 of approximately $0.3 million.

Selling, General, and Administrative (“SG&A”) Expenses. Our SG&A expenses, excluding equity-based compensation expense, increased 14.8% to $20.2 million for the three months ended March 31, 2012 from $17.6 million for the three months ended March 31, 2011. SG&A expenses increased primarily from the increase in salaries and related costs required to support our expanding sales and marketing efforts and to an increase in bad debt expense of approximately $1.5 million, primarily related to the loss of our largest customer in January 2012. The impact of exchange rates resulted in a decrease of SG&A expenses for the three months ended March 31, 2012 of approximately $0.2 million.

Equity-based Compensation Expense. Equity-based compensation expense results from grants of restricted stock and stock options. Equity-based compensation expense decreased 40.9% to $1.2 million for the three months ended March 31, 2012 from $2.1 million for the three months ended March 31, 2011. Equity-based compensation decreased from the vesting of previous grants and a reduction in equity-based compensation expense related to shares subject to performance conditions. For compensation for board of director services in 2012, each of our six non-management directors, instead of receiving $125,000 cash per year, will receive 10,000 shares of restricted stock to be distributed in blocks of 2,500 vested shares per quarter.  The impact of exchange rates had no material impact on equity-based compensation expense for the three months ended March 31, 2012.

On April 19, 2012, our shareholders approved increasing the authorized shares under our award plan by 1.2 million shares.  In the second quarter of 2012, we granted approximately 0.9 million restricted shares to our senior management team that will vest over three to four-year periods.  These restricted shares were valued at approximately $16.8 million and will be recognized as equity-based compensation expense on a straight line basis over the service period.

Depreciation and Amortization Expenses. Our depreciation and amortization expense increased 3.0% to $15.2 million for the three months ended March 31, 2012 from $14.8 million for the three months ended March 31, 2011. The increase is primarily due to the depreciation expense associated with the increase in deployed fixed assets. The impact of exchange rates resulted in a decrease of depreciation and amortization expense for the three months ended March 31, 2012 of approximately $0.1 million.

Interest Expense.  Interest expense results from interest incurred on our $175.0 million of 8.375% Senior Secured Notes (the “Senior Notes”) issued on January 26, 2011, our $92.0 million of 1.00% convertible senior notes (the “Convertible Notes”) issued in June 2007, and interest on our capital lease obligations.  Our interest expense increased 18.6% to $9.0 million for the three months ended March 31, 2012 from $7.6 million for the three months ended March 31, 2011.  The increase is attributed to interest expense related to the issuance of our Senior Notes since the Senior Notes were outstanding for only a portion of the first quarter of 2011 and to an increase in our capital lease obligations. The impact of exchange rates resulted in a decrease of interest expense for the three months ended March 31, 2012 of approximately $0.1 million.

Income Tax (Benefit) Provision.  Our income tax (benefit) was $(0.6) million for the three months ended March 31, 2012 and our income tax provision was $0.3 million for the three months ended March 31, 2011. The income tax (benefit) for the three months ended March 31, 2012 includes approximately $0.2 million for Canadian and other foreign income taxes offset by an approximate $(0.8) million income tax benefit for state income taxes. During the three months ended March 31, 2012 we reversed approximately $0.7 million of our liability for uncertain tax positions due to the resolution of certain state income tax issues pursuant to the completion of an audit. The income tax provision for the three months ended March 31, 2011 includes approximately $0.2 million for Canadian income taxes and $0.1 million for U.S. state and foreign income taxes.

Buildings On-net. As of March 31, 2012 and 2011, we had a total of 1,769 and 1,609 on-net buildings connected to our network, respectively.

Liquidity and Capital Resources

In assessing our liquidity, management reviews and analyzes our current cash balances, accounts receivable, accounts payable, accrued liabilities, capital expenditure commitments, and required capital lease and debt payments and other obligations.

Cash Flows

The following table sets forth our consolidated cash flows for the three months ended March 31, 2012 and three months ended March 31, 2011.

	Three months ended March 31,
(in thousands)	2012	2011
Net cash provided by operating activities	$12,686	$13,468
Net cash used in investing activities	(12,178)	(12,840)
Net cash (used in) provided by financing activities	(6,962)	167,548
Effect of exchange rates on cash	541	883
Net (decrease) increase in cash and cash equivalents during period	$(5,913)	$169,059

Net Cash Provided by Operating Activities.  Our primary sources of operating cash are receipts from our customers who are billed on a monthly basis for our services. Our primary uses of operating cash are payments made to our vendors, employees and interest payments made to our capital lease vendors and our note holders. Net cash provided by operating activities was $12.7 million for the three months ended March 31, 2012 compared to net cash provided by operating activities of $13.5 million for the three months ended March 31, 2011. The change in cash provided by operating activities is due to increases in our operating profit offset by a $7.3 million semi-annual interest payment on our Senior Notes made in February 2012, described further below. Our future operating cash flow will be impacted by these semi-annual interest payments.

Net Cash Used In Investing Activities.  Net cash used in investing activities was $12.2 million for the three months ended March 31, 2012 and $12.8 million for the three months ended March 31, 2011.  Our primary use of investing cash is for purchases of property and equipment. These amounts were $12.3 million and $12.8 million for the three months ended March 31, 2012 and 2011, respectively. The changes in purchases of property and equipment are primarily due to the timing and scope of our network expansion activities including geographic expansion and adding buildings to our network.

Net Cash (Used In) Provided By Financing Activities.  Net cash used in financing activities was $7.0 million for the three months ended March 31, 2012.  Net cash provided by financing activities was $167.5 million for the three months ended March 31, 2011.  Our primary use of financing cash is for principal payments under our capital lease obligations. These amounts were $7.1 million and $3.0 million for the three months ended March 31, 2012 and 2011, respectively. Additionally, financing activities include amounts paid under our stock buyback program. There were no stock purchases in the three months ended March 31, 2012 and 2011.  In January 2011, we issued our 8.375% Senior Notes due February 15, 2018, for an aggregate principal amount of $175.0 million. We received net proceeds of approximately $170.5 million after deducting $4.5 million of issuance costs.

Cash Position and Indebtedness

Our total indebtedness, net of discount, at March 31, 2012 was $386.1 million and our total cash and cash equivalents were $232.3 million. Our total indebtedness at March 31, 2012 includes $133.1 million of capital lease obligations for dark fiber primarily under long term IRU agreements.

Senior Secured Notes

In January 2011, we issued our Senior Notes due February 15, 2018, for an aggregate principal amount of $175.0 million in a private offering for resale to qualified institutional buyers pursuant to SEC Rule 144A. The Senior Notes are secured and bear interest at 8.375% per annum. Interest is payable in cash semiannually in arrears on February 15 and August 15, of each year, beginning on August 15, 2011. We received net proceeds of approximately $170.5 million after deducting $4.5 million of issuance costs. We intend to use the net proceeds from the Senior Notes for general corporate purposes and/or repurchases of our common stock or our Convertible Notes or a special or recurring dividend to our stockholders.

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

The indenture governing the Senior Notes, among other things, limits our ability and our guarantors’ ability to incur indebtedness; to pay dividends or make other distributions; to make certain investments and other restricted payments; to create liens; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; to incur restrictions on the ability of a subsidiary to pay dividends or make other payments; and to enter into certain transactions with our affiliates.  Our payment of dividends, stock buybacks and certain other uses of the our cash are limited to an aggregate amount calculated pursuant to the terms of the indenture.

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

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments included in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2011.

On April 19, 2012 our board of directors decided to begin payment of a dividend at a rate of $0.10 per common share per quarter — or approximately $18 million per year - with the record date for the first such payment to be approximately on September 15, 2012. Action to set the record date and approve the expected dividend will be taken at a subsequent board meeting.  The payment of any future quarterly dividends will be at the discretion of our board of directors and will be dependent upon our financial position, results of operations, available cash, cash flow, capital requirements and other factors deemed relevant by our board of directors.

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

Critical Accounting Policies and Significant Estimates

Management believes that as of March 31, 2012, there have been no material changes to our critical accounting policies and significant estimates from those listed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2011.

ITEM 3.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Management believes that as of March 31, 2012, there have been no material changes to our exposures to market risk from those disclosed in Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” of our annual report on Form 10-K for the year ended December 31, 2011. Based upon the quoted market price (Level 1) at March 31, 2012, the fair value of our Convertible Notes was approximately $79.6 million. Based upon the bid quote (Level 2) at March 31, 2012, the fair value of our Senior Notes was approximately $185.7 million.

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

ITEM 4.                    MINE SAFETY DISCLOSURES.

Not applicable

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

Date: May 7, 2012	COGENT COMMUNICATIONS GROUP, INC.

	By:	/s/ David Schaeffer
Name: David Schaeffer
Title: Chairman of the Board and Chief Executive Officer

Date: May 7, 2012	By:	/s/ Thaddeus G. Weed
Name: Thaddeus G. Weed
Title: Chief Financial Officer (Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description
31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer (filed herewith)
32.2	Certification of Chief Financial Officer (filed herewith)

101.01

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (furnished herewith).