Form 10-Q
period 2012-06-30
COGENT COMMUNICATIONS GROUP INC
filed 2012-08-09
CIK 1158324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

Common Stock, $.001 par value 47,140,525 Shares Outstanding as of July 31, 2012

INDEX

PART I
FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	3
	Condensed Consolidated Balance Sheets of Cogent Communications Group, Inc., and Subsidiaries as of June 30, 2012 (Unaudited) and December 31, 2011	3
	Condensed Consolidated Statements of Comprehensive Income of Cogent Communications Group, Inc., and Subsidiaries for the Three Months Ended June 30, 2012 and June 30, 2011 (Unaudited)	4
	Condensed Consolidated Statements of Comprehensive Income of Cogent Communications Group, Inc., and Subsidiaries for the Six Months Ended June 30, 2012 and June 30, 2011 (Unaudited)	5
	Condensed Consolidated Statements of Cash Flows of Cogent Communications Group, Inc., and Subsidiaries for the Six Months Ended June 30, 2012 and June 30, 2011 (Unaudited)	6
	Notes to Interim Condensed Consolidated Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18
Item 4.	Controls and Procedures	18

PART II
OTHER INFORMATION
Item 1.	Legal Proceedings	18
Item 2.	Purchases of Equity Securities	19

Item 4.	Mine Safety Disclosures	19

Item 6.	Exhibits	19
SIGNATURES		19
CERTIFICATIONS

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2012 AND DECEMBER 31, 2011

(IN THOUSANDS, EXCEPT SHARE DATA)

	June 30, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$237,227	$238,207
Accounts receivable, net of allowance for doubtful accounts of $2,914 and $3,345 respectively	25,652	25,029
Prepaid expenses and other current assets	11,852	10,051
Total current assets	274,731	273,287
Property and equipment, net	304,823	307,978
Deposits and other assets - $453 and $457 restricted, respectively	15,663	16,386
Total assets	$595,217	$597,651

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,287	$14,199
Accrued liabilities	25,468	21,944
Current maturities, capital lease obligations	9,218	11,700
Total current liabilities	45,973	47,843
Senior secured notes	175,000	175,000
Capital lease obligations, net of current maturities	122,350	122,996
Convertible senior notes, net of discount of $12,493 and $15,366 respectively	79,485	76,612
Other long term liabilities	11,260	11,199
Total liabilities	434,068	433,650
Commitments and contingencies:
Stockholders’ equity:
Common stock, $0.001 par value; 75,000,000 shares authorized; 47,140,525 and 45,893,347 shares issued and outstanding, respectively	47	46
Additional paid-in capital	491,494	489,021
Accumulated other comprehensive income — foreign currency translation	(2,027)	(582)
Accumulated deficit	(328,365)	(324,484)
Total stockholders’ equity	161,149	164,001
Total liabilities and stockholders’ equity	$595,217	$597,651

The accompanying notes are an integral part of these condensed consolidated balance sheets.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND JUNE 30, 2011
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011
	(Unaudited)	(Unaudited)
Service revenue	$77,817	$75,580
Operating expenses:
Network operations (including $118 and $126 of equity-based compensation expense, respectively, exclusive of depreciation and amortization shown separately below)	35,112	33,249
Selling, general, and administrative (including $1,905 and $1,881 of equity-based compensation expense, respectively)	19,401	18,926
Depreciation and amortization	15,503	14,734
Total operating expenses	70,016	66,909
Operating income	7,801	8,671
Interest income and other, net	148	298
Release of lease obligation (Note 2)	—	2,739
Interest expense	(8,988)	(9,135)
(Loss) income before income taxes	(1,039)	2,573
Income tax provision	(752)	(458)
Net (loss) income	$(1,791)	$2,115

Net (loss) income per common share:
Basic and diluted net (loss) income per common share	$(0.04)	$0.05

Weighted-average common shares - basic	45,313,804	45,021,507

Weighted-average common shares - diluted	45,313,804	45,548,725

Comprehensive (loss) income	$(4,859)	$2,960

The accompanying notes are an integral part of these condensed consolidated statements.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND JUNE 30, 2011
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
	(Unaudited)	(Unaudited)
Service revenue	$154,704	$149,039
Operating expenses:
Network operations (including $201 and $266 of equity-based compensation expense, respectively, exclusive of depreciation and amortization shown separately below)	69,449	65,021
Selling, general, and administrative (including $3,061 and $3,837 of equity-based compensation expense, respectively)	40,743	38,465
Depreciation and amortization	30,743	29,525
Total operating expenses	140,935	133,011
Operating income	13,769	16,028
Interest income and other, net	524	529
Release of lease obligation (Note 2)	—	2,739
Interest expense	(17,982)	(16,720)
(Loss) income before income taxes	(3,689)	2,576
Income tax provision	(192)	(739)
Net (loss) income	$(3,881)	$1,837

Net (loss) income per common share:
Basic and diluted net (loss) income per common share	$(0.09)	$0.04

Weighted-average common shares - basic	45,325,427	45,017,518

Weighted-average common shares - diluted	45,325,427	45,575,535

Comprehensive (loss) income	$(5,326)	$5,667

The accompanying notes are an integral part of these condensed consolidated statements.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND JUNE 30, 2011
(IN THOUSANDS)

	Six months Ended June 30, 2012	Six months Ended June 30, 2011
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net cash provided by operating activities	$32,157	$32,622
Cash flows from investing activities:
Purchases of property and equipment	(22,864)	(25,995)
Proceeds from dispositions of assets	121	2
Net cash used in investing activities	(22,743)	(25,993)
Cash flows from financing activities:
Proceeds from issuance of senior secured notes, net	—	170,512
Purchases of common stock	(1,265)	—
Proceeds from exercises of stock options	158	155
Principal payments of capital lease obligations	(8,763)	(7,452)
Net cash (used in) provided by financing activities	(9,870)	163,215
Effect of exchange rates changes on cash	(524)	1,119
Net (decrease) increase in cash and cash equivalents	(980)	170,963
Cash and cash equivalents, beginning of period	238,207	56,283
Cash and cash equivalents, end of period	$237,227	$227,246

Supplemental disclosure of non-cash financing activities:
Capital lease obligations incurred	$5,735	$28,567

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

Financial instruments

At June 30, 2012 and December 31, 2011, the carrying amount of cash and cash equivalents, accounts receivable, prepaid and other current assets, accounts payable, and accrued expenses approximated fair value because of the short-term nature of these instruments. The Company measures its cash equivalents at amortized cost, which approximates fair value. Based upon the bid quoted (Level 2) prices at June 30, 2012 and December 31, 2011, the fair values of the Company’s $92.0 million convertible senior notes were approximately $87.3 million and $82.3 million, respectively. Based upon the bid quoted prices (Level 2) at June 30, 2012 and December 31, 2011, the fair values of the Company’s $175.0 million senior secured notes were approximately $186.2 million and $178.7 million, respectively.

The Company was party to letters of credit totaling approximately $0.4 million as of June 30, 2012 and December 31, 2011. These letters of credit are secured by investments that are restricted and included in other assets.

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

Shares of restricted stock are included in the computation of basic EPS as they vest and are included in diluted EPS, to the extent they are dilutive, determined using the treasury stock method. For the three and six months ended June 30, 2012 and 2011, 1.9 million, 1.9 million, 1.0 million and 1.0 million unvested shares of restricted common stock, respectively, are not included in the computation of basic or diluted (loss) income per share, as the shares were not vested. For the three and six months ended June 30, 2011, 0.2 million and 0.1 million unvested shares of restricted common stock, respectively, are not included in the computation of diluted income per share, as the effect would be anti-dilutive.

Using the “if-converted” method, the shares issuable upon conversion of the Company’s 1.00% Convertible Senior Notes (the “Convertible Notes”) were anti-dilutive for the three and six months ended June 30, 2012 and 2011. Accordingly, the impact has been excluded from the computation of diluted (loss) income per share. The Convertible Notes are convertible into shares of the Company’s common stock at an initial conversion price of $49.18 per share, yielding 1.9 million shares at June 30, 2012 and June 30, 2011, subject to certain adjustments set forth in the indenture.

The Company computes the dilutive effect of outstanding options using the treasury stock method. For the three and six months ended June 30, 2012 and the three and six months ended June 30, 2011, options to purchase 0.2 million shares of common stock at weighted-average exercise prices of $13.78, $13.78, $17.40 and $17.26 per share, respectively, are not included in the computation of diluted loss per share as the effect would be anti-dilutive. For the three and six months ended June 30, 2012 and the three and six months ended June 30, 2011, the Company’s employees exercised options for 6,815, 18,502, 8,996 and 18,280 common shares, respectively.

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

2.             Property and equipment:

Depreciation and amortization expense related to property and equipment and capital leases was $15.5 million $30.7 million, $14.7 million and $29.4 million for the three and six months ended June 30, 2012 and 2011, respectively. The Company capitalized salaries and related benefits of employees working directly on the construction and build-out of its network of $1.7 million, $3.4 million, $1.7 million and $3.6 million for the three and six months ended June 30, 2012 and the three and six months ended June 30, 2011, respectively.

Release of lease obligation

In the three months ended June 30, 2011, the requirements for extinguishment were met and the Company was released from an obligation under an IRU capital lease obligation totaling $2.7 million resulting in a gain. The IRU asset related to this obligation had been fully impaired in 2008 when it was determined that the IRU asset was no longer in use.

3.             Long-term debt:

Senior secured notes

On January 26, 2011, the Company issued its 8.375% Senior Secured Notes (the “Senior Notes”) due February 15, 2018, for an aggregate principal amount of $175.0 million in a private offering for resale to qualified institutional buyers pursuant to SEC Rule 144A. The Senior Notes are secured and bear interest at 8.375% per annum. Interest is payable in cash semiannually in arrears on February 15 and August 15, of each year, beginning on August 15, 2011. The Company received net proceeds of approximately $170.5 million after deducting $4.5 million of issuance costs that are included in deposits and other assets. The Company intends to use the net proceeds from the Senior Notes for general corporate purposes and/or repurchases of its common stock or its Convertible Notes, or a special or recurring dividend to its stockholders. In the three and six months ended June 30, 2012 and the three and six months ended June 30, 2011, the Company incurred approximately $3.8 million, $7.6 million, $3.8 million and $6.6 million, respectively, of interest expense related to its Senior Notes.

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

The debt and equity components for the Convertible Notes were as follows (in thousands):

	June 30,	December 31,
	2012	2011

Principal amount	$91,978	$91,978
Unamortized discount	(12,493)	(15,366)
Net carrying amount	79,485	76,612
Additional paid-in capital	74,933	74,933

At June 30, 2012, the unamortized discount had a remaining recognition period of approximately two years.  The amount of interest expense recognized and effective interest rate were as follows (in thousands):

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011

Contractual coupon interest	$230	$230	$460	$460
Amortization of discount and costs on Notes	1,456	1,337	2,880	2,645
Interest expense	$1,686	$1,567	$3,340	$3,105
Effective interest rate	8.7%	8.7%	8.7%	8.7%

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

Income taxes

In the normal course of business the Company takes positions on its tax returns that may be challenged by taxing authorities. The Company evaluates all uncertain tax positions to assess whether the position will more likely than not be sustained upon examination. If the Company determines that the tax position is more likely than not to be sustained, the Company records the amount of the benefit that is more likely than not to be realized when the tax position is settled. This liability, including accrued interest and penalties, is included in other long-term liabilities in the accompanying balance sheets and was approximately $3.1 million as of June 30, 2012 and $3.9 million as of December 31, 2011.  During the three and six months ended June 30, 2012 and 2011 the Company recognized approximately $84,000, $160,000, $19,000 and $38,000 in interest and penalties, respectively, related to its uncertain tax positions. During the three months ended March 31, 2012, the Company reversed approximately $0.7 million of its liability for uncertain tax positions due to the resolution of certain state income tax issues pursuant to the completion of an audit. The Company expects that its liability for uncertain tax positions will decrease by approximately an additional $2.0 million during the twelve months ended December 31, 2012 due to the expiration of certain statutes of limitation, however, actual changes in the liability for uncertain tax positions could be different than currently expected. If recognized, the total unrecognized tax benefits would lower the Company’s effective income tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest and penalties) is as follows (in thousands):

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011

Beginning balance	$2,177	$698	$2,875	$698
Gross increases — tax positions in prior periods	72	—	72	—
Gross decreases — tax positions in current period	—	—	(698)	—
Ending balance	$2,249	$698	$2,249	$698

Incentive award plan

The Company has an award plan, the 2004 Incentive Award Plan, as amended (the “Award Plan”), under which grants of stock and options are made.  The Company has granted restricted shares under the Award Plan that are subject to certain performance conditions based upon the Company’s operating metrics. The Company recorded approximately $0 million, $0.1 million, $0.3 million and $0.7 million of equity-based compensation expense related to the restricted shares subject to performance conditions in the three and six months ended June 30, 2012 and 2011, respectively.  There was no equity-based compensation expense recorded related to the restricted shares subject to performance conditions for 2012 since it is not considered probable that the performance conditions for 2012 will be met. In the first quarter of 2012, 62,400 restricted shares related to the performance conditions for 2011 vested since the performance conditions were met.

On April 19, 2012, the Company’s shareholders approved increasing the authorized shares under the Award Plan by 1.2 million shares.  In the second quarter of 2012, the Company granted approximately 1.2 million restricted shares to its employees that will vest over three to four-year periods.  These restricted shares were valued at approximately $22.0 million and will be recognized as equity-based compensation expense on a straight line basis over the service period.

Common stock buyback program

The Company’s board of directors has approved $50.0 million of purchases of the Company’s common stock under a buyback program (the “Buyback Program”).  There is approximately $45.8 million remaining for purchases under the Buyback Program.  The Company purchased approximately 0.1 million shares for approximately $1.3 million during the three months ended June 30, 2012.  There were no purchases of common stock during the other periods presented herein.

Dividends on common stock

On August 7, 2012 the Company’s board of directors approved the payment of a dividend of $0.10 per common share— estimated to be approximately $4.7 million -  to holders of record on August 22, 2012 and payment to be made on September 12, 2012. The payment of any future quarterly dividends will be at the discretion of the Company’s board of directors and will be dependent upon the Company’s financial position, results of operations, available cash, cash flow, capital requirements and other factors deemed relevant by the Company’s board of directors.

5.             Related party transactions:

Office lease

The Company’s headquarters is located in an office building owned by a partnership (6715 Kenilworth Avenue Partnership). The two owners of the partnership are the Company’s Chief Executive Officer, who has a 51% interest in the partnership and his wife, Ruth Schaeffer, who has a 49% interest in the partnership. The Company paid $0.2 million, $0.3 million, $0.2 million and $0.3 million for the three and six months ended June 30, 2012 and the three and six months ended June 30, 2011, respectively, in rent and related costs (including taxes and utilities) to this partnership under a lease that expires in August 2013.

6.             Segment information:

The Company operates as one operating segment. Below are the Company’s service revenues and long lived assets by geographic region (in thousands):

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Revenues
North America	$62,394	$58,871	$124,137	$116,122
Europe	15,423	16,709	30,567	32,917
Total	$77,817	$75,580	$154,704	$149,039

	June 30, 2012	December 31, 2011
Long lived assets, net
North America	$225,675	$225,598
Europe	79,199	82,445
Total	$304,874	$308,043

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

Future economic instability in the global economy, which could affect spending on Internet services; the impact of changing foreign exchange rates (in particular the Euro to USD and Canadian to USD exchange rates) on the translation of our non-USD denominated revenues, expenses, assets and liabilities;  legal and operational difficulties in new markets; the imposition of a requirement that we contribute to the U. S. Universal Service Fund; changes in government policy and/or regulation,  including rules regarding data protection and cyber security; increasing competition leading to lower prices for our services; our ability to attract new customers and to increase and maintain the volume of traffic on our network; the ability to maintain our Internet peering arrangements on favorable terms; our reliance on an equipment vendor, Cisco Systems Inc., and the potential for hardware or software problems associated with such equipment; the dependence of our network on the quality and dependability of third-party fiber providers; our ability to retain certain customers that comprise a significant portion of our revenue base; the management of network failures and/or disruptions; and outcomes in litigation as well as other risks discussed from time to time in our filings with the Securities and Exchange Commission, including, without limitation, our annual report on Form 10-K for the fiscal year ended December 31, 2011.

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

Our network is comprised of in-building riser facilities, metropolitan optical fiber networks, metropolitan traffic aggregation points and inter-city transport facilities. Our network is physically connected entirely through our facilities to over 1,800 buildings in which we provide our on-net services, including 1,270 multi-tenant office buildings. We also provide on-net services in carrier-neutral colocation facilities, Cogent controlled data centers and single-tenant office buildings. Because of our integrated network architecture, we are not dependent on local telephone companies to serve our on-net customers. We emphasize the sale of our on-net services because we believe we have a competitive advantage in providing these services and these services generate gross profit margins that are greater than the gross profit margins on our off-net services.

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

Due to our strategic acquisitions of network assets and equipment, we believe we are well positioned to grow our revenue base. We continue to purchase and deploy network equipment to parts of our network to maximize the utilization of our assets and to expand and increase the capacity of our network. Our future capital expenditures will be based primarily on the expansion of our network, the addition of on-net buildings and the concentration and growth of our customer base. We plan to continue to expand our network and to increase the number of on-net buildings we serve. Many factors can affect our ability to add buildings to our network. These factors include the willingness of building owners to grant us access rights, the availability of optical fiber networks to serve those buildings, and equipment availability.

Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

The following summary table presents a comparison of our results of operations for the three months ended June 30, 2012 and 2011 with respect to certain key financial measures. The comparisons illustrated in the table are discussed in greater detail below.

	Three months ended June 30,		Percent
	2012	2011	Change
	(in thousands)
Service revenue	$77,817	$75,580	3.0%
On-net revenue	57,321	58,016	(1.2)%
Off-net revenue	19,868	16,786	18.4%
Non-core revenue	628	778	(19.3)%
Network operations expenses (1)	34,994	33,123	5.6%
Selling, general, and administrative expenses (2)	17,496	17,045	2.6%
Equity-based compensation expense	2,023	2,007	0.8%
Depreciation and amortization expenses	15,503	14,734	5.2%
Interest expense	8,988	9,135	(1.6)%
Release of lease obligation	—	2,739	(100.0)%
Income tax provision	752	458	64.2%

(1)  Excludes equity-based compensation expenses of $118 and $126 in the three months ended June 30, 2012 and 2011, respectively, which, if included would have resulted in a period-to-period change of 5.6%.

(2)  Excludes equity-based compensation expenses of $1,905 and $1,881 in the three months ended June 30, 2012 and 2011, respectively, which, if included would have resulted in a period-to-period change of 2.5%.

Service Revenue. Our service revenue increased 3.0% to $77.8 million for the three months ended June 30, 2012 from $75.6 million for the three months ended June 30, 2011. The impact of exchange rates resulted in a decrease of revenues for the three months ended June 30, 2012 of approximately $2.1 million.  All foreign currency comparisons herein reflect our second quarter 2012 results translated at the average foreign currency exchange rates for the second quarter of 2011.  For the three months ended June 30, 2012 and 2011, on-net, off-net and non-core revenues represented 73.7%, 25.5% and 0.8% and 76.8%, 22.2% and 1.0% of our service revenue, respectively. In January 2012, our largest (on-net and net-centric) customer was indicted by the U.S. government and as a result our on-net service to this customer and the associated revenue terminated in January 2012.  This customer accounted for approximately 5.5% of our 2011 and second quarter 2011 revenues.  The loss of this net-centric customer negatively impacted our revenue growth rate from the second quarter of 2011 to the second quarter of 2012 and will negatively impact our revenue growth rate from 2011 to 2012.

Revenues from our corporate and net centric customers represented 51.5% and 48.5% of total service revenue, respectively, for the three months ended June 30, 2012 and represented 48.8% and 51.2% of total service revenue, respectively, for the three months ended June 30, 2011.  Revenues from corporate customers increased 8.6% to $40.1 million for the three months ended June 30, 2012 from $36.9 million for the three months ended June 30, 2011.  Revenues from our net-centric customers decreased 2.5% to $37.7 million for the three months ended June 30, 2012 from $38.7 million for the three months ended June 30, 2011. As noted above, the loss of our largest net-centric customer in January 2012 negatively impacted our net-centric revenue growth rate from the second quarter of 2011 to the second quarter of 2012 and will negatively impact our net-centric revenue growth rate from 2011 to 2012.

Our on-net revenues were $57.3 million for the three months ended June 30, 2012 and $58.0 million for the three months ended June 30, 2011. We increased the number of our on-net customer connections by 17.6% to approximately 27,500 at June 30, 2012 from approximately 23,400 at June 30, 2011. The loss of our largest on-net customer in January 2012 negatively impacted our on-net revenue growth rate from the second quarter of 2011 to the second quarter of 2012 and will negatively impact our on-net revenue growth rate from 2011 to 2012. Additionally, on-net customer connections increased at a greater rate than on-net revenues due to a decline in the average revenue per on-net customer connection, primarily from our net centric customers. This decline is partly attributed to volume and term based pricing discounts.  Additionally, on-net customers who cancel their service from our installed base of customers, in general, have greater average revenue per connection than new customers. These trends and events resulted in a reduction to our average revenue per on-net connection.

Our off-net revenues increased 18.4% to $19.9 million for the three months ended June 30, 2012 from $16.8 million for the three months ended June 30, 2011.  Our off-net revenues increased as we increased the number of our off-net customer connections by 9.1% to approximately 4,100 at June 30, 2012 from approximately 3,760 at June 30, 2011.  Off-net revenues increased at a greater rate than off-net customer connections due to an increase in the average revenue per off-net customer connection. Off-net customers who cancel their service, in general, have a lower average revenue per connection than new off-net customers who generally purchase higher-bandwidth connections.

Our non-core revenues decreased 19.3% to $0.6 million for the three months ended June 30, 2012 from $0.8 million for the three months ended June 30, 2011. The number of our non-core customer connections decreased 18.2% to approximately 500 at June 30, 2012 from approximately 600 at June 30, 2011. We do not actively market these acquired non-core services and expect that the service revenue associated with them will continue to decline.

Network Operations Expenses. Our network operations expenses, excluding equity-based compensation expense, increased 5.6% to $35.0 million for the three months ended June 30, 2012 from $33.1 million for the three months ended June 30, 2011. The increase is primarily attributable to an increase in costs related to our network and facilities expansion activities and the increase in our off-net revenues.  When we provide off-net revenues we also assume the cost of the associated tail-circuits.  The impact of exchange rates resulted in a decrease of network operations expenses for the three months ended June 30, 2012 of approximately $0.9 million.

Selling, General, and Administrative (“SG&A”) Expenses. Our SG&A expenses, excluding equity-based compensation expense, increased 2.6% to $17.5 million for the three months ended June 30, 2012 from $17.0 million for the three months ended June 30, 2011. SG&A expenses increased primarily from the increase in salaries and related costs required to support our expanding sales and marketing efforts.  The impact of exchange rates resulted in a decrease of SG&A expenses for the three months ended June 30, 2012 of approximately $0.5 million.

Equity-based Compensation Expense. Equity-based compensation expense results from grants of restricted stock and stock options. Equity-based compensation expense was $2.0 million for the three months ended June 30, 2012 and $2.0 million for the three months ended June 30, 2011. The impact of exchange rates had no material impact on equity-based compensation expense for the three months ended June 30, 2012.

On April 19, 2012, our shareholders approved increasing the authorized shares under our award plan by 1.2 million shares.  In the second quarter of 2012, we granted approximately 1.2 million restricted shares to our employees that will vest over three to four-year periods.  These restricted shares had an aggregate grant date fair value of approximately $22.0 million and will be recognized as equity-based compensation expense on a straight line basis over the service period.

Depreciation and Amortization Expenses. Our depreciation and amortization expense increased 5.2% to $15.5 million for the three months ended June 30, 2012 from $14.7 million for the three months ended June 30, 2011. The increase is primarily due to the depreciation expense associated with recently deployed fixed assets. The impact of exchange rates resulted in a decrease of depreciation and amortization expense for the three months ended June 30, 2012 of approximately $0.3 million.

Interest Expense.  Interest expense results from interest incurred on our $175.0 million of 8.375% Senior Secured Notes (the “Senior Notes”) issued on January 26, 2011, our $92.0 million of 1.00% convertible senior notes (the “Convertible Notes”) issued in June 2007, and interest on our capital lease obligations.  Our interest expense decreased 1.6% to $9.0 million for the three months ended June 30, 2012 from $9.1 million for the three months ended June 30, 2011.  The impact of exchange rates resulted in a decrease of interest expense for the three months ended June 30, 2012 of approximately $0.2 million.

Release of Lease Obligation-Gain. In the three months ended June 30, 2011 the requirements for extinguishment were met and we were released from an obligation under an IRU capital lease obligation totaling $2.7 million resulting in a gain. The IRU asset related to this obligation had been fully impaired in 2008 when it was determined that the IRU asset was no longer in use.

Income Tax Provision.  Our income tax provision was $0.8 million for the three months ended June 30, 2012 and was $0.5 million for the three months ended June 30, 2011. The income tax provision for the three months ended June 30, 2012 and the three months ended June 30, 2011 includes provisions for U.S. state and foreign income taxes.

Buildings On-net. As of June 30, 2012 and 2011, we had a total of 1,799 and 1,669 on-net buildings connected to our network, respectively.

Six Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

The following summary table presents a comparison of our results of operations for the six months ended June 30, 2012 and 2011with respect to certain key financial measures. The comparisons illustrated in the table are discussed in greater detail below.

	Six months ended June 30,		Percent
	2012	2011	Change
	(in thousands)
Service revenue	$154,704	$149,039	3.8%
On-net revenue	114,070	114,787	(0.6)%
Off-net revenue	39,368	32,737	20.3%
Non-core revenue	1,266	1,515	(16.4)%
Network operations expenses (1)	69,248	64,755	6.9%
Selling, general, and administrative expenses (2)	37,682	34,628	8.8%
Equity-based compensation expense	3,262	4,103	(20.5)%
Depreciation and amortization expenses	30,743	29,525	4.1%
Interest expense	17,982	16,720	7.5%
Release of lease obligation	—	2,739	(100.0)%
Income tax provision	192	739	(74.0)%

(1)  Excludes equity-based compensation expenses of $201 and $266 in the six months ended June 30, 2012 and 2011, respectively, which, if included would have resulted in a period-to-period change of 6.8%.

(2)  Excludes equity-based compensation expenses of $3,061 and $3,837 in the six months ended June 30, 2012 and 2011, respectively, which, if included would have resulted in a period-to-period change of 5.9%.

Service Revenue. Our service revenue increased 3.8% to $154.7 million for the six months ended June 30, 2012 from $149.0 million for the six months ended June 30, 2011. The impact of exchange rates resulted in a decrease of revenues for the six months ended June 30, 2012 of approximately $2.7 million.  All foreign currency comparisons herein reflect our results for the six months ended June 30, 2012 translated at the average foreign currency exchange rates for the six months ended June 30, 2011.  For the six months ended June 30, 2012 and 2011, on-net, off-net and non-core revenues represented 73.7%, 25.5% and 0.8% and 77.0%, 22.0% and 1.0% of our service revenue, respectively. In January 2012, our largest (on-net and net-centric) customer was indicted by the U.S. government and as a result our on-net service to this customer and the associated revenue terminated in January 2012.  This customer accounted for approximately 5.5% of our revenues for 2011 and for the six months ended June 30, 2011.  The loss of this net-centric customer negatively impacted our revenue growth rate from the first six months of 2011 to the first six months of 2012 and will negatively impact our revenue growth rate from 2011 to 2012.

Revenues from our corporate and net centric customers represented 51.2% and 48.8% of total service revenue, respectively, for the six months ended June 30, 2012 and represented 49.0% and 51.0% of total service revenue, respectively, for the six months ended June 30, 2011.  Revenues from corporate customers increased 8.4% to $79.2 million for the six months ended June 30, 2012 from $73.0 million for the six months ended June 30, 2011.  Revenues from our net-centric customers decreased 0.6% to $75.5 million for the six months ended June 30, 2012 from $76.0 million for the six months ended June 30, 2011. As noted above, the loss of our largest net-centric customer in January 2012 negatively impacted our net-centric revenue growth rate from the first six months of 2011 to the first six months of 2012 and will negatively impact our net-centric revenue growth rate from 2011 to 2012.

Our on-net revenues were $114.1 million for the six months ended June 30, 2012 and $114.8 million for the six months ended June 30, 2011. We increased the number of our on-net customer connections by 17.6% to approximately 27,500 at June 30, 2012 from approximately 23,400 at June 30, 2011. The loss of our largest on-net customer in January 2012 negatively impacted our on-net revenue growth rate from the first six months of 2011 to the first six months of 2012 and will negatively impact our on-net revenue growth rate from 2011 to 2012. On-net customer connections increased at a greater rate than on-net revenues due to a decline in the average revenue per on-net customer connection, primarily from our net centric customers. This decline is partly attributed to volume and term based pricing discounts. Additionally, on-net customers who cancel their service from our installed base of customers, in general, have greater average revenue per connection than new customers. These trends and events resulted in a reduction to our average revenue per on-net connection.

Our off-net revenues increased 20.3% to $39.4 million for the six months ended June 30, 2012 from $32.7 million for the six months ended June 30, 2011.  Our off-net revenues increased as we increased the number of our off-net customer connections by 9.1% to approximately 4,100 at June 30, 2012 from approximately 3,760 at June 30, 2011.  Off-net revenues increased at a greater rate than off-net customer connections due to an increase in the average revenue per off-net customer connection. Off-net customers who cancel their service, in general, have a lower average revenue per connection than new off-net customers who generally purchase higher-bandwidth connections.

Our non-core revenues decreased 16.4% to $1.3 million for the six months ended June 30, 2012 from $1.5 million for the six months ended June 30, 2011. The number of our non-core customer connections decreased 18.2% to approximately 500 at June 30, 2012 from approximately 600 at June 30, 2011. We do not actively market these acquired non-core services and expect that the service revenue associated with them will continue to decline.

Network Operations Expenses. Our network operations expenses, excluding equity-based compensation expense, increased 6.9% to $69.2 million for the six months ended June 30, 2012 from $64.8 million for the six months ended June 30, 2011. The increase is primarily attributable to an increase in costs related to our network and facilities expansion activities and the increase in our off-net revenues.  When we provide off-net revenues we also assume the cost of the associated tail-circuits.  The impact of exchange rates resulted in a decrease of network operations expenses for the six months ended June 30, 2012 of approximately $1.2 million.

Selling, General, and Administrative (“SG&A”) Expenses. Our SG&A expenses, excluding equity-based compensation expense, increased 8.8% to $37.7 million for the six months ended June 30, 2012 from $34.6 million for the six months ended June 30, 2011. SG&A expenses increased primarily from the increase in salaries and related costs required to support our expanding sales and marketing efforts and to an increase in bad debt expense of approximately $1.3 million, primarily related to the loss of our largest customer in January 2012. The impact of exchange rates resulted in a decrease of SG&A expenses for the six months ended June 30, 2012 of approximately $0.7 million.

Equity-based Compensation Expense. Equity-based compensation expense results from grants of restricted stock and stock options. Equity-based compensation expense decreased 20.5% to $3.3 million for the six months ended June 30, 2012 from $4.1 million for the six months ended June 30, 2011. Equity-based compensation decreased from the vesting of previous grants and a reduction in equity-based compensation expense related to shares subject to performance conditions. The impact of exchange rates had no material impact on equity-based compensation expense for the six months ended June 30, 2012.

On April 19, 2012, our shareholders approved increasing the authorized shares under our award plan by 1.2 million shares.  In the second quarter of 2012, we granted approximately 1.2 million restricted shares to our employees that will vest over three to four-year periods.  These restricted shares had an aggregate grant date fair value of approximately $22.0 million and will be recognized as equity-based compensation expense on a straight line basis over the service period.

Depreciation and Amortization Expenses. Our depreciation and amortization expense increased 4.1% to $30.7 million for the six months ended June 30, 2012 from $29.5 million for the six months ended June 30, 2011. The increase is primarily due to the depreciation expense associated with recently deployed fixed assets. The impact of exchange rates resulted in a decrease of depreciation and amortization expense for the six months ended June 30, 2012 of approximately $0.4 million.

Interest Expense.  Interest expense results from interest incurred on our $175.0 million of 8.375% Senior Secured Notes (the “Senior Notes”) issued on January 26, 2011, our $92.0 million of 1.00% convertible senior notes (the “Convertible Notes”) issued in June 2007, and interest on our capital lease obligations.  Our interest expense increased 7.5% to $18.0 million for the six months ended June 30, 2012 from $16.7 million for the six months ended June 30, 2011.  The increase is attributed to interest expense related to the issuance of our Senior Notes since the Senior Notes were outstanding for only a portion of the six months ended June 30, 2011 and to an increase in our capital lease obligations. The impact of exchange rates resulted in a decrease of interest expense for the six months ended June 30, 2012 of approximately $0.3 million.

Release of Lease Obligation-Gain. In the six months ended June 30, 2011 the requirements for extinguishment were met and we were released from an obligation under an IRU capital lease obligation totaling $2.7 million resulting in a gain. The IRU asset related to this obligation had been fully impaired in 2008 when it was determined that the IRU asset was no longer in use.

Income Tax Provision.  Our income tax provision was $0.2 million for the six months ended June 30, 2012 and was $0.7 million for the six months ended June 30, 2011. The income tax provision for the six months ended June 30, 2012 and six months ended June 30, 2011 includes foreign and U. S. state income taxes.  Additionally, during the six months ended June 30, 2012 we reversed approximately $0.7 million of a liability for an uncertain tax position due to the resolution of certain state income tax issues pursuant to the completion of an audit.

Buildings On-net. As of June 30, 2012 and 2011, we had a total of 1,799 and 1,669 on-net buildings connected to our network, respectively.

Liquidity and Capital Resources

In assessing our liquidity, management reviews and analyzes our current cash balances, accounts receivable, accounts payable, accrued liabilities, capital expenditure commitments, and required capital lease and debt payments and other obligations.

Cash Flows

The following table sets forth our consolidated cash flows for the six months ended June 30, 2012 and six months ended June 30, 2011.

	Six months ended June 30,
(in thousands)	2012	2011
Net cash provided by operating activities	$32,157	$32,622
Net cash used in investing activities	(22,743)	(25,993)
Net cash (used in) provided by financing activities	(9,870)	163,215
Effect of exchange rates on cash	(524)	1,119
Net (decrease) increase in cash and cash equivalents during period	$(980)	$170,963

Net Cash Provided by Operating Activities.  Our primary sources of operating cash are receipts from our customers who are billed on a monthly basis for our services. Our primary uses of operating cash are payments made to our vendors, employees and interest payments made to our capital lease vendors and our note holders. Net cash provided by operating activities was $32.2 million for the six months ended June 30, 2012 compared to net cash provided by operating activities of $32.6 million for the six months ended June 30, 2011.  Operating activities for the six months ended June 30, 2012 includes a $7.3 million semi-annual interest payment on our Senior Notes made in February 2012, described further below. Our future operating cash flow will be impacted by these semi-annual interest payments.

Net Cash Used In Investing Activities.  Net cash used in investing activities was $22.7 million for the six months ended June 30, 2012 and $26.0 million for the six months ended June 30, 2011.  Our primary use of investing cash is for purchases of property and equipment. These amounts were $22.9 million and $26.0 million for the six months ended June 30, 2012 and 2011, respectively. The changes in purchases of property and equipment are primarily due to the timing and scope of our network expansion activities including geographic expansion and adding buildings to our network.

Net Cash (Used In) Provided By Financing Activities.  Net cash used in financing activities was $9.9 million for the six months ended June 30, 2012.  Net cash provided by financing activities was $163.2 million for the six months ended June 30, 2011.  Our primary use of financing cash is for principal payments under our capital lease obligations. These amounts were $8.8 million and $7.5 million for the six months ended June 30, 2012 and 2011, respectively. Additionally, financing activities include amounts paid under our stock buyback program. During the six months ended June 30, 2012 we paid approximately $1.3 million for purchases of our common stock.  There were no stock purchases in the six months ended June 30, 2011.  In January 2011, we issued our 8.375% Senior Notes due February 15, 2018, for an aggregate principal amount of $175.0 million. We received net proceeds of approximately $170.5 million after deducting $4.5 million of issuance costs.

Cash Position and Indebtedness

Our total indebtedness, net of discount, at June 30, 2012 was $386.1 million and our total cash and cash equivalents were $237.2 million. Our total indebtedness at June 30, 2012 includes $131.6 million of capital lease obligations for dark fiber primarily under long term IRU agreements.

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

The indenture governing the Senior Notes, among other things, limits our ability and our guarantors’ ability to incur indebtedness; to pay dividends or make other distributions; to make certain investments and other restricted payments; to create liens; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; to incur restrictions on the ability of a subsidiary to pay dividends or make other payments; and to enter into certain transactions with our affiliates.  Our payment of dividends, stock buybacks and certain other uses of our cash are limited to an aggregate amount calculated pursuant to the terms of the indenture.

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

Dividends on Common Stock

On August 7, 2012 our board of directors approved payment of a dividend of $0.10 per common share - estimated to be approximately $4.7 million - to be made on September 12, 2012 - with the record date for such payment to be August 22, 2012.  The payment of any future quarterly dividends will be at the discretion of our board of directors and will be dependent upon our financial position, results of operations, available cash, cash flow, capital requirements and other factors deemed relevant by our board of directors.

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

Critical Accounting Policies and Significant Estimates

Management believes that as of June 30, 2012, there have been no material changes to our critical accounting policies and significant estimates from those listed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2011.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Management believes that as of June 30, 2012, there have been no material changes to our exposures to market risk from those disclosed in Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” of our annual report on Form 10-K for the year ended December 31, 2011. Based upon the quoted market price (Level 1) at June 30, 2012, the fair value of our Convertible Notes was approximately $87.3 million. Based upon the bid quote (Level 2) at June 30, 2012, the fair value of our Senior Notes was approximately $186.2 million.

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

ITEM 2.                PURCHASES OF EQUITY SECURITIES.

Our Board of Directors had authorized a plan to permit the repurchase of up to $50.0 million of our common stock in negotiated and open market transactions. As of June 30, 2012, we had purchased 306,940 shares of our common stock pursuant to these authorizations for an aggregate of $4.2 million; approximately $45.8 million remained available for such negotiated and open market transactions concerning our common stock. We may purchase shares from time to time depending on market, economic, and other factors. The authorization will continue through February 28, 2013.

The following table summarizes our common stock repurchases during the second quarter of 2012 made pursuant to this authorization. During the quarter, we did not purchase shares outside of this program, and all purchases were made by or on behalf of the Company and not by any “affiliated purchaser” (as defined by Rule 10b-18 of the Securities Exchange Act of 1934).

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or (Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2012	0	$0	0	$47,031,077
May 1-31, 2012	74,584	$16.95	306,940	$45,766,777
June 1-30, 2012	0	$0	306,940	$45,766,777

ITEM 4.                MINE SAFETY DISCLOSURES.

Not applicable

ITEM 6.                EXHIBITS.

(a) Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer (furnished herewith)
32.2	Certification of Chief Financial Officer (furnished herewith)
101.1

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2012	COGENT COMMUNICATIONS GROUP, INC.

	By:	/s/ David Schaeffer
Name: David Schaeffer
Title: Chairman of the Board and Chief Executive Officer

Date: August 9, 2012	By:	/s/ Thaddeus G. Weed
Name: Thaddeus G. Weed
Title: Chief Financial Officer (Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description
31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer (furnished herewith)
32.2	Certification of Chief Financial Officer (furnished herewith)

101.01

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (furnished herewith).