Form 10-Q
period 2012-09-30
COGENT COMMUNICATIONS GROUP INC
filed 2012-11-07
CIK 1158324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

Common Stock, $.001 par value 47,178,758 Shares Outstanding as of October 31, 2012

INDEX

PART I
FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	3
	Condensed Consolidated Balance Sheets of Cogent Communications Group, Inc., and Subsidiaries as of September 30, 2012 (Unaudited) and December 31, 2011	3
	Condensed Consolidated Statements of Comprehensive Income of Cogent Communications Group, Inc., and Subsidiaries for the Three Months Ended September 30, 2012 and September 30, 2011 (Unaudited)	4
	Condensed Consolidated Statements of Comprehensive Income of Cogent Communications Group, Inc., and Subsidiaries for the Nine Months Ended September 30, 2012 and September 30, 2011 (Unaudited)	5
	Condensed Consolidated Statements of Cash Flows of Cogent Communications Group, Inc., and Subsidiaries for the Nine Months Ended September 30, 2012 and September 30, 2011 (Unaudited)	6
	Notes to Interim Condensed Consolidated Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4.	Controls and Procedures	19

PART II
OTHER INFORMATION
Item 1.	Legal Proceedings	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 4.	Mine Safety Disclosures	19

Item 6.	Exhibits	20
SIGNATURES		20
CERTIFICATIONS

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2012 AND DECEMBER 31, 2011

(IN THOUSANDS, EXCEPT SHARE DATA)

	September 30, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$232,064	$238,207
Accounts receivable, net of allowance for doubtful accounts of $2,822 and $3,345 respectively	27,980	25,029
Prepaid expenses and other current assets	11,025	10,051
Total current assets	271,069	273,287
Property and equipment, net	306,635	307,978
Deposits and other assets - $456 and $457 restricted, respectively	15,181	16,386
Total assets	$592,885	$597,651

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$13,880	$14,199
Accrued liabilities	20,807	21,944
Current maturities, capital lease obligations	7,415	11,700
Total current liabilities	42,102	47,843
Senior secured notes	175,000	175,000
Capital lease obligations, net of current maturities	123,919	122,996
Convertible senior notes, net of discount of $11,010 and $15,366 respectively	80,968	76,612
Other long term liabilities	9,913	11,199
Total liabilities	431,902	433,650
Commitments and contingencies:
Stockholders’ equity:
Common stock, $0.001 par value; 75,000,000 shares authorized; 47,161,167 and 45,893,347 shares issued and outstanding, respectively	47	46
Additional paid-in capital	494,458	489,021
Accumulated other comprehensive income — foreign currency translation	(526)	(582)
Accumulated deficit	(332,996)	(324,484)
Total stockholders’ equity	160,983	164,001
Total liabilities and stockholders’ equity	$592,885	$597,651

The accompanying notes are an integral part of these condensed consolidated balance sheets.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND SEPTEMBER 30, 2011
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011
	(Unaudited)	(Unaudited)
Service revenue	$79,656	$77,367
Operating expenses:
Network operations (including $166 and $122 of equity-based compensation expense, respectively, exclusive of depreciation and amortization shown separately below)	36,541	33,619
Selling, general, and administrative (including $2,364 and $1,782 of equity-based compensation expense, respectively)	19,473	18,984
Depreciation and amortization	15,610	15,188
Total operating expenses	71,624	67,791
Operating income	8,032	9,576
Interest income and other, net	397	81
Interest expense	(9,015)	(8,953)
(Loss) income before income taxes	(586)	704
Income tax benefit (provision)	492	(423)
Net (loss) income	$(94)	$281

Net (loss) income per common share:
Basic and diluted net (loss) income per common share	$(0.00)	$0.01

Dividends declared per common share	$0.10	—

Weighted-average common shares - basic	45,377,732	45,080,859

Weighted-average common shares - diluted	45,377,732	45,559,972

Comprehensive income (loss)	$1,407	$(3,037)

The accompanying notes are an integral part of these condensed consolidated statements.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND SEPTEMBER 30, 2011
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
	(Unaudited)	(Unaudited)
Service revenue	$234,360	$226,406
Operating expenses:
Network operations (including $367 and $388 of equity-based compensation expense, respectively, exclusive of depreciation and amortization shown separately below)	105,992	98,638
Selling, general, and administrative (including $5,425 and $5,619 of equity-based compensation expense, respectively)	60,217	57,450
Depreciation and amortization	46,353	44,714
Total operating expenses	212,562	200,802
Operating income	21,798	25,604
Interest income and other, net	926	610
Release of lease obligation (Note 2)	—	2,739
Interest expense	(26,998)	(25,673)
(Loss) income before income taxes	(4,274)	3,280
Income tax benefit (provision)	299	(1,162)
Net (loss) income	$(3,975)	$2,118

Net (loss) income per common share:
Basic and diluted net (loss) income per common share	$(0.09)	$0.05

Dividends declared per common share	$0.10	—

Weighted-average common shares - basic	45,411,958	45,100,004

Weighted-average common shares - diluted	45,411,958	45,669,751

Comprehensive (loss) income	$(3,919)	$2,630

The accompanying notes are an integral part of these condensed consolidated statements.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND SEPTEMBER 30, 2011
(IN THOUSANDS)

	Nine months Ended September 30, 2012	Nine months Ended September 30, 2011
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net cash provided by operating activities	$47,646	$48,521
Cash flows from investing activities:
Purchases of property and equipment	(34,051)	(35,432)
Proceeds from dispositions of assets	120	2
Net cash used in investing activities	(33,931)	(35,430)
Cash flows from financing activities:
Proceeds from issuance of senior secured notes, net	—	170,512
Purchases of common stock	(1,265)	(2,934)
Dividends paid	(4,537)	—
Proceeds from exercises of stock options	330	371
Principal payments of capital lease obligations	(14,433)	(13,469)
Net cash (used in) provided by financing activities	(19,905)	154,480
Effect of exchange rates changes on cash	47	197
Net (decrease) increase in cash and cash equivalents	(6,143)	167,768
Cash and cash equivalents, beginning of period	238,207	56,283
Cash and cash equivalents, end of period	$232,064	$224,051

Supplemental disclosure of non-cash financing activities:
Capital lease obligations incurred	$9,953	$36,102

The accompanying notes are an integral part of these condensed consolidated statements.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.             Description of the business and recent developments:

Description of business

Cogent Communications Group, Inc. (the “Company”) is a Delaware corporation and is headquartered in Washington, DC. The Company is a facilities-based provider of low-cost, high-speed Internet access and Internet Protocol (“IP”) communications services. The Company’s network is specifically designed and optimized to transmit data using IP. The Company delivers its services to small and medium-sized businesses, communications service providers and other bandwidth-intensive organizations in North America and Europe.  The Company recently began expansion into Japan.

The Company offers on-net Internet access services exclusively through its own facilities, which run from its network to its customers’ premises. Because of its integrated network architecture, the Company is not dependent on local telephone companies to serve its on-net customers. The Company’s on-net service consists of high-speed Internet access and IP connectivity ranging from 100 Megabits per second to 10 Gigabits per second of bandwidth. The Company offers its on-net services to customers located in buildings that are physically connected to its network. The Company provides its on-net Internet access services to net-centric and corporate customers. The Company’s net-centric customers include bandwidth-intensive users such as universities, other Internet service providers, telephone companies, cable television companies and commercial content and application providers. These net-centric customers generally receive service in collocation facilities and in the Company’s data centers. The Company operates data centers throughout North America and Europe that allow customers to collocate their equipment and access the Company’s network.  The Company’s corporate customers are located in multi-tenant office buildings and typically include law firms, financial services firms, advertising and marketing firms and other professional services businesses.

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

Financial instruments

At September 30, 2012 and December 31, 2011, the carrying amount of cash and cash equivalents, accounts receivable, prepaid and other current assets, accounts payable, and accrued expenses approximated fair value because of the short-term nature of these instruments. The Company measures its cash equivalents at amortized cost, which approximates fair value. Based upon the bid quoted (Level 2) prices at September 30, 2012 and December 31, 2011, the fair values of the Company’s $92.0 million convertible senior notes were approximately $89.0 million and $82.3 million, respectively. Based upon the bid quoted prices (Level 2) at September 30, 2012 and December 31, 2011, the fair values of the Company’s $175.0 million senior secured notes were approximately $189.2 million and $178.7 million, respectively.

The Company was party to letters of credit totaling approximately $0.4 million as of September 30, 2012 and December 31, 2011. These letters of credit are secured by investments that are restricted and included in other assets.

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

Shares of restricted stock are included in the computation of basic EPS as they vest and are included in diluted EPS, to the extent they are dilutive, using the treasury stock method. For the three and nine months ended September 30, 2012 and the three and nine months ended September 30, 2011, 1.8 million, 1.8 million, 0.9 million and 0.9 million unvested shares of restricted common stock, respectively, are not included in the computation of basic (loss) income per share, as the shares were not vested.

Using the “if-converted” method, the shares issuable upon conversion of the Company’s 1.00% Convertible Senior Notes (the “Convertible Notes”) were anti-dilutive for the three and nine months ended September 30, 2012 and 2011. Accordingly, the impact has been excluded from the computation of diluted (loss) income per share. The Convertible Notes are convertible into shares of the Company’s common stock at an initial conversion price of $49.18 per share, yielding 1.9 million shares subject to certain adjustments set forth in the indenture.

The Company computes the dilutive effect of outstanding options using the treasury stock method. For the three and nine months ended September 30, 2012 and the three and nine months ended September 30, 2011, options to purchase 0.2 million shares of common stock at weighted-average exercise prices of $14.33, $14.33, $17.28 and $17.24 per share, respectively, are not included in the computation of diluted (loss) income per share as the effect would be anti-dilutive. For the three and nine months ended September 30, 2012 and the three and nine months ended September 30, 2011, the Company’s employees exercised options for 15,002, 33,504, 35,644 and 53,924 common shares, respectively.

The following details the determination of the diluted weighted average shares for the three and nine months ended September 30, 2011.

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Weighted average common shares outstanding - basic	45,080,859	45,100,004
Dilutive effect of shares of restricted stock	406,480	483,231
Dilutive effect of stock options	72,633	86,516
Weighted average shares - diluted	45,559,972	45,669,751

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

2.             Property and equipment:

Depreciation and amortization expense related to property and equipment and capital leases was $15.6 million, $46.2 million, $15.1 million and $44.4 million for the three and nine months ended September 30, 2012 and the three and nine months ended 2011, respectively. The Company capitalized salaries and related benefits of employees working directly on the construction and build-out of its network of $1.8 million, $5.2 million, $1.8 million and $5.4 million for the three and nine months ended September 30, 2012 and the three and nine months ended September 30, 2011, respectively.

Release of lease obligation

In the three months ended June 30, 2011, the requirements for extinguishment were met and the Company was released from an obligation under an IRU capital lease obligation totaling $2.7 million resulting in a gain. The IRU asset related to this obligation had been fully impaired in 2008 when it was determined that the IRU asset was no longer in use.

3.              Long-term debt:

Senior secured notes

On January 26, 2011, the Company issued its 8.375% Senior Secured Notes (the “Senior Notes”) due February 15, 2018, for an aggregate principal amount of $175.0 million in a private offering for resale to qualified institutional buyers pursuant to SEC Rule 144A. The Senior Notes are secured and bear interest at 8.375% per annum. Interest is payable in cash semiannually in arrears on February 15 and August 15, of each year, beginning on August 15, 2011. The Company received net proceeds of approximately $170.5 million after deducting $4.5 million of issuance costs that are included in deposits and other assets. The Company intends to use the net proceeds from the Senior Notes for general corporate purposes and/or repurchases of its common stock or its Convertible Notes, or special or recurring dividends to its stockholders. In the three and nine months ended September 30, 2012 and the three and nine months ended September 30, 2011, the Company incurred approximately $3.8 million, $11.4 million, $3.7 million and $10.3 million, respectively, of interest expense related to its Senior Notes.

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

The debt and equity components for the Convertible Notes were as follows (in thousands):

	September 30,	December 31,
	2012	2011

Principal amount	$91,978	$91,978
Unamortized discount	(11,010)	(15,366)
Net carrying amount	80,968	76,612
Additional paid-in capital	74,933	74,933

At September 30, 2012, the unamortized discount had a remaining recognition period of twenty-one months.  The amount of interest expense recognized and effective interest rate were as follows (in thousands):

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011

Contractual coupon interest	$230	$230	$690	$690
Amortization of discount and costs on Notes	1,486	1,365	4,367	4,010
Interest expense	$1,716	$1,595	$5,057	$4,700
Effective interest rate	8.7%	8.7%	8.7%	8.7%

4.             Commitments and contingencies:

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

In accordance with the accounting guidance for contingencies, the Company accrues its estimate of a contingent liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Where it is probable that a liability has been incurred and there is a range of expected loss for which no amount in the range is more likely than any other amount, the Company accrues at the low end of the range. The Company reviews its accruals at least quarterly and adjusts them to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular matter.  The Company has taken certain positions related to its obligations for leased circuit costs which could result in a loss of up to $1.1 million in excess of the amount accrued at September 30, 2012.  Judgment is required in estimating the ultimate outcome of any dispute resolution process, as well as any other amounts that may be incurred to conclude the negotiations or settle any litigation. Actual results may differ from these estimates under different assumptions or conditions and such differences could be material.

Income taxes

In the normal course of business the Company takes positions on its tax returns that may be challenged by taxing authorities. The Company evaluates all uncertain tax positions to assess whether the position will more likely than not be sustained upon examination. If the Company determines that the tax position is more likely than not to be sustained, the Company records the amount of the benefit that is more likely than not to be realized when the tax position is settled. The liability for uncertain tax benefits, including accrued interest and penalties, is included in other long-term liabilities in the accompanying balance sheets and was approximately $1.6 million as of September 30, 2012 and $3.9 million as of December 31, 2011.  During the three and nine months ended September 30, 2012 and the three and nine months ended September 30, 2011, the Company recognized approximately $39,000, $192,000, $17,000 and $54,000 in interest and penalties, respectively, related to its uncertain tax positions. During the nine months ended September 30, 2012, the Company reversed approximately $2.6 million of its liability (that included approximately $0.7 million of accrued interest and penalties) for uncertain tax positions due to the resolution of certain state income tax issues pursuant to the completion of an audit and from the expiration of certain statutes of limitation. The Company expects that its liability for uncertain tax positions will decrease by approximately an additional $0.8 million during the three months ended December 31, 2012 due to the expiration of certain statutes of limitation, however, actual changes in the liability for uncertain tax positions could be different than currently expected. If recognized, the total unrecognized tax benefits would affect the Company’s effective income tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest and penalties) is as follows (in thousands):

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011

Beginning balance	$2,249	$698	$2,875	$698
Changes attributable to tax positions taken during a prior period	—	—	72	—
Decreases attributable to settlements with taxing authorities	(1,029)	—	(1,727)	—
Decreases attributable to lapse of statutes of limitation	(112)	—	(112)	—
Ending balance	$1,108	$698	$1,108	$698

Incentive award plan

The Company has an award plan, the 2004 Incentive Award Plan, as amended (the “Award Plan”), under which grants of restricted stock and options for common stock are made.  The Company has granted restricted shares under the Award Plan that are subject to certain performance conditions based upon the Company’s operating metrics. The Company recorded approximately $0.0 million, $0.1 million, $0.2 million and $0.9 million of equity-based compensation expense related to the restricted shares subject to performance conditions in the three and nine months ended September 30, 2012 and 2011, respectively.  There was no equity-based compensation expense recorded related to the restricted shares subject to performance conditions for 2012 since it is not considered probable that the performance conditions for 2012 will be met. In the first quarter of 2012, 62,400 restricted shares related to the performance conditions for 2011 vested since the performance conditions were met.  Dividends are paid on shares of restricted stock when they vest.

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

Common stock buyback program

The Company’s board of directors has approved $50.0 million of purchases of the Company’s common stock under a buyback program (the “Buyback Program”).  There is approximately $45.8 million remaining for purchases under the Buyback Program.  The Company purchased approximately 0.1 million shares for approximately $1.3 million during the nine months ended September 30, 2012 and 0.2 million shares for approximately $2.9 million during the nine months ended September 30, 2011.

Dividends on common stock

On August 7, 2012, the Company’s board of directors approved the payment of a dividend of $0.10 per common share to holders of record on August 22, 2012.  The dividend payment of $4.5 million was made on September 12, 2012 and was recorded as a reduction to retained earnings. On November 5, 2012, the Company’s board of directors approved the payment of a dividend of $0.11 per common share— estimated to be approximately $5.0 million - to holders of record on November 21, 2012 and payment to be made on December 12, 2012.

The payment of any future quarterly dividends will be at the discretion of the Company’s board of directors and will be dependent upon the Company’s financial position, results of operations, available cash, cash flow, capital requirements and other factors deemed relevant by the Company’s board of directors.

5.              Related party transactions:

Office lease

The Company’s headquarters is located in an office building owned by Niobium LLC (a successor to 6715 Kenilworth Avenue Partnership). The two owners of the company are the Company’s Chief Executive Officer, who has a 51% interest in the company and his wife who has a 49% interest. The Company paid $0.1 million, $0.4 million, $0.2 million and $0.5 million for the three and nine months ended September 30, 2012 and the three and nine months ended September 30, 2011, respectively, in rent and related costs (including taxes and utilities) to this company.   In November 2012, the lease was extended an additional two years through August 31, 2015.

6.              Segment information:

The Company operates as one operating segment. Below are the Company’s service revenues and long lived assets by geographic region (in thousands):

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Revenues
North America	$63,608	$60,956	$187,745	$177,078
Europe	16,048	16,411	46,615	49,328
Total	$79,656	$77,367	$234,360	$226,406

	September 30, 2012	December 31, 2011
Long lived assets, net
North America	$225,740	$225,598
Europe	80,944	82,445
Total	$306,684	$308,043

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

Our on-net service consists of high-speed Internet access and IP connectivity ranging from 100 Megabits per second to 10 Gigabits per second of bandwidth. We offer our on-net services to customers located in buildings that are physically connected to our network. We provide on-net Internet access to net-centric and corporate customers. Our net-centric customers include bandwidth-intensive users such as universities, other Internet service providers, telephone companies, cable television companies and commercial content and application providers. These customers generally receive our service in collocation facilities and in our data centers. Our corporate customers are located in multi-tenant office buildings and typically include law firms, financial services firms, advertising and marketing firms and other professional services businesses.

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

Our network is comprised of in-building riser facilities, metropolitan optical fiber networks, metropolitan traffic aggregation points and inter-city transport facilities. Our network is physically connected entirely through our facilities to over 1,830 buildings in which we provide our on-net services, including 1,288 multi-tenant office buildings. We also provide on-net services in carrier-neutral collocation facilities, Cogent controlled data centers and single-tenant office buildings. Because of our integrated network architecture, we are not dependent on local telephone companies to serve our on-net customers. We emphasize the sale of our on-net services because we believe we have a competitive advantage in providing these services and these services generate gross profit margins that are greater than the gross profit margins on our off-net services.

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

We believe some of the most important trends in our industry are the continued long-term growth in Internet traffic and a decline in Internet access prices on a per megabit basis within carrier neutral data centers and relatively flat pricing per connection to our corporate customers. The effective price per megabit for our corporate customers is declining as the bandwidth utilization of corporate connections increases. As Internet traffic continues to grow and prices per unit of traffic continue to decline, we believe we can continue to load our network and gain market share from less efficient network operators. However, continued erosion in Internet access prices will likely have a negative impact on the rate at which we can increase our revenues and our profitability. Our revenue may also be negatively affected if we are unable to grow our Internet traffic or if the rate of growth of Internet traffic does not offset the expected decline in per unit pricing. We do not know if Internet traffic will increase or decrease, or the rate at which it will grow or decrease. Changes in Internet traffic will be a function of the number of users, the applications for which the Internet is used, the pricing of Internet services, and other factors.

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

Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

The following summary table presents a comparison of our results of operations for the three months ended September 30, 2012 and 2011 with respect to certain key financial measures. The comparisons illustrated in the table are discussed in greater detail below.

	Three months ended September 30,		Percent
	2012	2011	Change
	(in thousands)
Service revenue	$79,656	$77,367	3.0%
On-net revenue	58,138	58,697	(1.0)%
Off-net revenue	20,912	17,968	16.4%
Non-core revenue	606	702	(13.7)%
Network operations expenses (1)	36,375	33,497	8.6%
Selling, general, and administrative expenses (2)	17,109	17,202	(0.5)%
Equity-based compensation expense	2,530	1,904	32.9%
Depreciation and amortization expenses	15,610	15,188	2.8%
Interest expense	9,015	8,953	0.7%
Income tax benefit (provision)	492	(423)	(216.3)%

(1)  Excludes equity-based compensation expenses of $166 and $122 in the three months ended September 30, 2012 and 2011, respectively, which, if included would have resulted in a period-to-period change of 8.7%.

(2)  Excludes equity-based compensation expenses of $2,364 and $1,782 in the three months ended September 30, 2012 and 2011, respectively, which, if included would have resulted in a period-to-period change of 2.6%.

Service Revenue. Our service revenue increased 3.0% to $79.7 million for the three months ended September 30, 2012 from $77.4 million for the three months ended September 30, 2011. The impact of exchange rates resulted in a decrease of revenues for the three months ended September 30, 2012 of approximately $2.2 million.  All foreign currency comparisons herein reflect our third quarter 2012 results translated at the average foreign currency exchange rates for the third quarter of 2011.  For the three months ended September 30, 2012 and 2011, on-net, off-net and non-core revenues represented 73.0%, 26.3% and 0.7% and 75.9%, 23.2% and 0.9% of our service revenue, respectively. In January 2012, our largest (on-net and net-centric) customer was indicted by the U.S. government and as a result our on-net service to this customer and the associated revenue terminated in January 2012.  This customer accounted for approximately 5.5% of each of our 2011 and third quarter 2011 revenues.  The loss of this net-centric customer negatively impacted our revenue growth rate from the third quarter of 2011 to the third quarter of 2012 and will negatively impact our revenue growth rate from 2011 to 2012.

Revenues from our corporate and net centric customers represented 52.3% and 47.7% of total service revenue, respectively, for the three months ended September 30, 2012 and represented 48.5% and 51.5% of total service revenue, respectively, for the three months ended September 30, 2011.  Revenues from corporate customers increased 11.0% to $41.7 million for the three months ended September 30, 2012 from $37.6 million for the three months ended September 30, 2011.  Revenues from our net-centric customers decreased 4.7% to $38.0 million for the three months ended September 30, 2012 from $39.8 million for the three months ended September 30, 2011. As noted above, the loss of our largest net-centric customer in January 2012 and the negative impact of foreign exchange negatively impacted our net-centric revenue growth rate from the third quarter of 2011 to the third quarter of 2012 and are expected to negatively impact our net-centric revenue growth rate from 2011 to 2012. The majority of revenues from our European operations are net-centric revenues and as a result the impact of foreign exchange has a greater impact on our net-centric revenues as compared to our corporate revenues.

Our on-net revenues were $58.1 million for the three months ended September 30, 2012 and $58.7 million for the three months ended September 30, 2011. We increased the number of our on-net customer connections by 17.5% to approximately 28,800 at September 30, 2012 from approximately 24,500 at September 30, 2011. The loss of our largest on-net customer in January 2012 and the negative impact of foreign exchange negatively impacted our on-net revenue growth rate from the third quarter of 2011 to the third quarter of 2012 and are expected to negatively impact our on-net revenue growth rate from 2011 to 2012. Additionally, our on-net customer connections increased at a greater rate than our on-net revenues due to a decline in our average revenue per on-net customer connection, resulting primarily from our net-centric customers. This decline is partly attributed to volume and term based pricing discounts.  Additionally, our on-net customers who cancel their service from our installed base of customers, in general, have greater average revenue per connection than our new on-net customers. These trends and events resulted in a reduction to our average revenue per on-net connection.

Our off-net revenues increased 16.4% to $20.9 million for the three months ended September 30, 2012 from $18.0 million for the three months ended September 30, 2011.  Our off-net revenues increased as we increased the number of our off-net customer connections by 10.2% to approximately 4,260 at September 30, 2012 from approximately 3,860 at September 30, 2011.  Our off-net revenues increased at a greater rate than our off-net customer connections due to an increase in our average revenue per off-net customer connection. Our off-net customers who cancel their service with us, in general, have a lower average revenue per connection than our new off-net customers who generally purchase higher-bandwidth connections which carry a higher revenue per connection.

Our non-core revenues decreased 13.7% to $0.6 million for the three months ended September 30, 2012 from $0.7 million for the three months ended September 30, 2011. The number of our non-core customer connections decreased 17.0% to approximately 480 at September 30, 2012 from approximately 580 at September 30, 2011. We do not actively market these acquired non-core services and expect that the service revenue associated with them will continue to decline.

Network Operations Expenses. Our network operations expenses, excluding equity-based compensation expense, increased 8.6% to $36.4 million for the three months ended September 30, 2012 from $33.5 million for the three months ended September 30, 2011. The increase is primarily attributable to an increase in costs related to our network and facilities expansion activities and the increase in our off-net revenues.  When we provide off-net revenues we also assume the cost of the associated tail-circuits.  The impact of exchange rates resulted in a decrease of network operations expenses for the three months ended September 30, 2012 of approximately $1.0 million.

Selling, General, and Administrative (“SG&A”) Expenses. Our SG&A expenses, excluding equity-based compensation expense, decreased 0.5% to $17.1 million for the three months ended September 30, 2012 from $17.2 million for the three months ended September 30, 2011. There were no significant variations in the components of our SG&A expenses from the three months ended September 30, 2012 to the three months ended September 30, 2011.  The impact of exchange rates resulted in a decrease of SG&A expenses for the three months ended September 30, 2012 of approximately $0.5 million.

Equity-based Compensation Expense. Equity-based compensation expense results from grants of restricted stock and stock options. Equity-based compensation expense was $2.5 million for the three months ended September 30, 2012 and $1.9 million for the three months ended September 30, 2011. The impact of exchange rates had no material impact on equity-based compensation expense for the three months ended September 30, 2012.

In the second quarter of 2012, we granted approximately 1.2 million restricted shares to our employees that will vest over three to four-year periods.  These restricted shares had an aggregate grant date fair value of approximately $22.0 million and will be recognized as equity-based compensation expense on a straight line basis over the service period.

Depreciation and Amortization Expenses. Our depreciation and amortization expense increased 2.8% to $15.6 million for the three months ended September 30, 2012 from $15.2 million for the three months ended September 30, 2011. The increase is primarily due to the depreciation expense associated with recently deployed fixed assets. The impact of exchange rates resulted in a decrease of depreciation and amortization expense for the three months ended September 30, 2012 of approximately $0.3 million.

Interest Expense.  Interest expense results from interest incurred on our $175.0 million of 8.375% Senior Secured Notes (the “Senior Notes”) issued on January 26, 2011, our $92.0 million of 1.00% convertible senior notes (the “Convertible Notes”) issued in June 2007, and interest on our capital lease obligations.  Our interest expense was $9.0 million for the three months ended September 30, 2012 and $9.0 million for the three months ended September 30, 2011.  The impact of exchange rates resulted in a decrease of interest expense for the three months ended September 30, 2012 of approximately $0.2 million related to interest expense on our capital lease obligations.

Income Tax Benefit (Provision).  Our income tax benefit was $0.5 million for the three months ended September 30, 2012 and our income tax provision was $0.4 million for the three months ended September 30, 2011. Our income tax provision for the three months ended September 30, 2012 and the three months ended September 30, 2011 includes provisions for U.S. state and foreign income taxes. Additionally, during the three months ended September 30, 2012 we reversed approximately $1.6 million of a liability (that included approximately $0.5 million of accrued interest and penalties) for an uncertain tax positions due to the expiration of certain statutes of limitation and settling of state income tax audits resulting in a net income tax benefit.

Buildings On-net. As of September 30, 2012 and 2011, we had a total of 1,832 and 1,707 on-net buildings connected to our network, respectively.

Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

The following summary table presents a comparison of our results of operations for the nine months ended September 30, 2012 and 2011with respect to certain key financial measures. The comparisons illustrated in the table are discussed in greater detail below.

	Nine months ended September 30,		Percent
	2012	2011	Change
	(in thousands)
Service revenue	$234,360	$226,406	3.5%
On-net revenue	172,207	173,484	(0.7)%
Off-net revenue	60,281	50,704	18.9%
Non-core revenue	1,872	2,218	(15.6)%
Network operations expenses (1)	105,625	98,250	7.5%
Selling, general, and administrative expenses (2)	54,792	51,831	5.7%
Equity-based compensation expense	5,792	6,007	(3.6)%
Depreciation and amortization expenses	46,353	44,714	3.7%
Interest expense	26,998	25,673	5.2%
Release of lease obligation	—	2,739	(100.0)%
Income tax benefit (provision)	299	(1,162)	(125.7)%

(1)  Excludes equity-based compensation expenses of $367 and $388 in the nine months ended September 30, 2012 and 2011, respectively, which, if included would have resulted in a period-to-period change of 7.5%.

(2)  Excludes equity-based compensation expenses of $5,425 and $5,619 in the nine months ended September 30, 2012 and 2011, respectively, which, if included would have resulted in a period-to-period change of 4.8%.

Service Revenue. Our service revenue increased 3.5% to $234.4 million for the nine months ended September 30, 2012 from $226.4 million for the nine months ended September 30, 2011. The impact of exchange rates resulted in a decrease of revenues for the nine months ended September 30, 2012 of approximately $5.1 million.  All foreign currency comparisons herein reflect our results for the nine months ended September 30, 2012 translated at the average foreign currency exchange rates for the nine months ended September 30, 2011.  For the nine months ended September 30, 2012 and 2011, on-net, off-net and non-core revenues represented 73.5%, 25.7% and 0.8% and 76.6%, 22.4% and 1.0% of our service revenue, respectively. In January 2012, our largest (on-net and net-centric) customer was indicted by the U.S. government and as a result our on-net service to this customer and the associated revenue terminated in January 2012.  This customer accounted for approximately 5.5% of our revenues for 2011 and for the nine months ended September 30, 2011.  The loss of this net-centric customer negatively impacted our revenue growth rate from the first nine months of 2011 to the first nine months of 2012 and will negatively impact our revenue growth rate from 2011 to 2012.

Revenues from our corporate and net-centric customers represented 51.6% and 48.4% of total service revenue, respectively, for the nine months ended September 30, 2012 and represented 48.8% and 51.2% of total service revenue, respectively, for the nine months ended September 30, 2011.  Revenues from corporate customers increased 9.3% to $120.9 million for the nine months ended September 30, 2012 from $110.6 million for the nine months ended September 30, 2011.  Revenues from our net-centric customers decreased 2.0% to $113.5 million for the nine months ended September 30, 2012 from $115.8 million for the nine months ended September 30, 2011. As noted above, the loss of our largest net-centric customer in January 2012 and the negative impact of foreign exchange negatively impacted our net-centric revenue growth rate from the first nine months of 2011 to the first nine months of 2012 and are expected to negatively impact our net-centric revenue growth rate from 2011 to 2012. The majority of revenues from our European operations are net-centric revenues and as a result the impact of foreign exchange has a greater impact on our net-centric revenues as compared to our corporate revenues.

Our on-net revenues were $172.2 million for the nine months ended September 30, 2012 and $173.5 million for the nine months ended September 30, 2011. We increased the number of our on-net customer connections by 17.5% to approximately 28,800 at September 30, 2012 from approximately 24,500 at September 30, 2011. The loss of our largest on-net customer in January 2012 and the negative impact of foreign exchange negatively impacted our on-net revenue growth rate from the first nine months of 2011 to the first nine months of 2012 and are expected to negatively impact our on-net revenue growth rate from 2011 to 2012.  Additionally, our on-net customer connections increased at a greater rate than our on-net revenues due to a decline in our average revenue per on-net customer connection, primarily from our net-centric customers. This decline is partly attributed to volume and term based pricing discounts. Additionally, our on-net customers who cancel their service from our installed base of customers, in general, have greater average revenue per connection than our new on-net customers. These trends and events resulted in a reduction to our average revenue per on-net connection.

Our off-net revenues increased 18.9% to $60.3 million for the nine months ended September 30, 2012 from $50.7 million for the nine months ended September 30, 2011.  Our off-net revenues increased as we increased the number of our off-net customer connections by 10.2% to approximately 4,260 at September 30, 2012 from approximately 3,860 at September 30, 2011.  Our off-net revenues increased at a greater rate than our off-net customer connections due to an increase in our average revenue per off-net customer connection. Our off-net customers who cancel their service, in general, have a lower average revenue per connection than our new off-net customers who generally purchase higher-bandwidth connections which carry a higher revenue per connection.

Our non-core revenues decreased 15.6% to $1.9 million for the nine months ended September 30, 2012 from $2.2 million for the nine months ended September 30, 2011. The number of our non-core customer connections decreased 17.0% to approximately 480 at September 30, 2012 from approximately 580 at September 30, 2011. We do not actively market these acquired non-core services and expect that the service revenue associated with them will continue to decline.

Network Operations Expenses. Our network operations expenses, excluding equity-based compensation expense, increased 7.5% to $105.6 million for the nine months ended September 30, 2012 from $98.3 million for the nine months ended September 30, 2011. The increase is primarily attributable to an increase in costs related to our network and facilities expansion activities and the increase in our off-net revenues.  When we provide off-net revenues we also assume the cost of the associated tail-circuits.  The impact of exchange rates resulted in a decrease of network operations expenses for the nine months ended September 30, 2012 of approximately $2.3 million.

Selling, General, and Administrative (“SG&A”) Expenses. Our SG&A expenses, excluding equity-based compensation expense, increased 5.7% to $54.8 million for the nine months ended September 30, 2012 from $51.8 million for the nine months ended September 30, 2011. SG&A expenses increased primarily from the increase in salaries and related costs required to support our expanding sales and marketing efforts and to an increase in bad debt expense of approximately $1.5 million, primarily related to the loss of our largest customer in January 2012. The impact of exchange rates resulted in a decrease of SG&A expenses for the nine months ended September 30, 2012 of approximately $1.3 million.

Equity-based Compensation Expense. Equity-based compensation expense results from grants of restricted stock and stock options. Equity-based compensation expense decreased 3.6% to $5.8 million for the nine months ended September 30, 2012 from $6.0 million for the nine months ended September 30, 2011. Equity-based compensation decreased from the vesting of previous grants and a reduction in equity-based compensation expense related to shares subject to performance conditions. The impact of exchange rates had no material impact on equity-based compensation expense for the nine months ended September 30, 2012.

In the second quarter of 2012, we granted approximately 1.2 million restricted shares to our employees that will vest over three to four-year periods.  These restricted shares had an aggregate grant date fair value of approximately $22.0 million and will be recognized as equity-based compensation expense on a straight line basis over the service period.

Depreciation and Amortization Expenses. Our depreciation and amortization expense increased 3.7% to $46.4 million for the nine months ended September 30, 2012 from $44.7 million for the nine months ended September 30, 2011. The increase is primarily due to the depreciation expense associated with recently deployed fixed assets. The impact of exchange rates resulted in a decrease of depreciation and amortization expense for the nine months ended September 30, 2012 of approximately $0.7 million.

Interest Expense.  Interest expense results from interest incurred on our $175.0 million of 8.375% Senior Secured Notes (the “Senior Notes”) issued on January 26, 2011, our $92.0 million of 1.00% convertible senior notes (the “Convertible Notes”) issued in June 2007, and interest on our capital lease obligations.  Our interest expense increased 5.2% to $27.0 million for the nine months ended September 30, 2012 from $25.7 million for the nine months ended September 30, 2011.  The increase is attributed to interest expense related to the issuance of our Senior Notes since the Senior Notes were outstanding for only a portion of the nine months ended September 30, 2011 and to an increase in our capital lease obligations. The impact of exchange rates resulted in a decrease of interest expense for the nine months ended September 30, 2012 of approximately $0.5 million related to interest expense on our capital lease obligations.

Release of Lease Obligation-Gain. In the nine months ended September 30, 2011 the requirements for extinguishment were met and we were released from an obligation under an IRU capital lease obligation totaling $2.7 million resulting in a gain. The IRU asset related to this obligation had been fully impaired in 2008 when it was determined that the IRU asset was no longer in use.

Income Tax Benefit (Provision).  Our income tax benefit was $0.3 million for the nine months ended September 30, 2012 and our income tax provision was $1.2 for the nine months ended September 30, 2011. Our income tax provision for the nine months ended September 30, 2012 and nine months ended September 30, 2011 includes foreign and U. S. state income taxes.  Additionally, during the nine months ended September 30, 2012 we reversed approximately $2.6 million (that included approximately $0.7 million of accrued interest and penalties) of a liability for an uncertain tax position due to the resolution of certain state income tax issues pursuant to the completion of state income tax audits and from the expiration of certain statutes of limitation resulting in a net income tax benefit.

Buildings On-net. As of September 30, 2012 and 2011, we had a total of 1,832 and 1,707 on-net buildings connected to our network, respectively.

Liquidity and Capital Resources

In assessing our liquidity, management reviews and analyzes our current cash balances, accounts receivable, accounts payable, accrued liabilities, capital expenditure commitments, and required capital lease and debt payments and other obligations.

Cash Flows

The following table sets forth our consolidated cash flows for the nine months ended September 30, 2012 and nine months ended September 30, 2011.

	Nine months ended September 30,
(in thousands)	2012	2011
Net cash provided by operating activities	$47,646	$48,521
Net cash used in investing activities	(33,931)	(35,430)
Net cash (used in) provided by financing activities	(19,905)	154,480
Effect of exchange rates on cash	47	197
Net (decrease) increase in cash and cash equivalents during period	$(6,143)	$167,768

Net Cash Provided by Operating Activities.  Our primary sources of operating cash are receipts from our customers who are billed on a monthly basis for our services. Our primary uses of operating cash are payments made to our vendors, employees and interest payments made to our capital lease vendors and our note holders. Net cash provided by operating activities was $47.6 million for the nine months ended September 30, 2012 compared to net cash provided by operating activities of $48.5 million for the nine months ended September 30, 2011.  Operating activities for the nine months ended September 30, 2012 included a total of $14.7 million of semi-annual interest payments on our Senior Notes, described further below. Operating activities for the nine months ended September 30, 2011 included the initial $8.1 million interest payment on our Senior Notes that was made in August 2011. Our future operating cash flow will be impacted by the semi-annual interest payments on our Senior Notes.

Net Cash Used In Investing Activities.  Net cash used in investing activities was $33.9 million for the nine months ended September 30, 2012 and $35.4 million for the nine months ended September 30, 2011.  Our primary use of investing cash is for purchases of property and equipment. These amounts were $34.1 million and $35.4 million for the nine months ended September 30, 2012 and 2011, respectively. The changes in purchases of property and equipment are primarily due to the timing and scope of our network expansion activities including geographic expansion and adding buildings to our network.

Net Cash (Used In) Provided By Financing Activities.  Net cash used in financing activities was $19.9 million for the nine months ended September 30, 2012.  Net cash provided by financing activities was $154.5 million for the nine months ended September 30, 2011.  Our primary use of financing cash is for principal payments made under our capital lease obligations. These amounts were $14.4 million and $13.5 million for the nine months ended September 30, 2012 and 2011, respectively. Additionally, financing activities include amounts paid under our stock buyback program and our dividend payments. During the nine months ended September 30, 2012 and 2011 we paid approximately $1.3 million and $2.9 million, respectively, for purchases of our common stock.  During the three months ended September 30, 2012 we paid approximately $4.5 million for our third quarter 2012 dividend on our common stock.  In January 2011, we issued our 8.375% Senior Notes due February 15, 2018, for an aggregate principal amount of $175.0 million and we received net proceeds of approximately $170.5 million after deducting $4.5 million of issuance costs.

Cash Position and Indebtedness

Our total indebtedness, net of discount, at September 30, 2012 was $387.3 million and our total cash and cash equivalents were $232.1 million. Our total indebtedness at September 30, 2012 includes $131.3 million of capital lease obligations for dark fiber primarily under long term IRU agreements.

Senior Secured Notes

In January 2011, we issued our Senior Notes due February 15, 2018, for an aggregate principal amount of $175.0 million in a private offering for resale to qualified institutional buyers pursuant to SEC Rule 144A. The Senior Notes are secured and bear interest at 8.375% per annum. Interest is payable in cash semiannually in arrears on February 15 and August 15, of each year, beginning on August 15, 2011. We received net proceeds of approximately $170.5 million after deducting $4.5 million of issuance costs. We intend to use the net proceeds from the Senior Notes for general corporate purposes and/or repurchases of our common stock or our Convertible Notes or special or recurring dividends to our stockholders.

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

Dividends on Common Stock

On August 7, 2012, our board of directors approved payment of a dividend of $0.10 per common share.  The dividend payment totaling $4.5 million was paid on September 12, 2012 to holders of record as of August 22, 2012.  On November 5, 2012, our board of directors approved the payment of a dividend of $0.11 per common share— estimated to be approximately $5.0 million - to holders of record on November 21, 2012 with payment to be made on December 12, 2012.

The payment of any future quarterly dividends will be at the discretion of our board of directors and will be dependent upon our financial position, results of operations, available cash, cash flow, capital requirements and other factors deemed relevant by our board of directors.

Future Capital Requirements

We believe that our cash on hand and cash generated from our operating activities will be adequate to meet our working capital, capital expenditure, debt service, dividend payments and other cash requirements if we execute our business plan.

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

Critical Accounting Policies and Significant Estimates

Management believes that as of September 30, 2012, there have been no material changes to our critical accounting policies and significant estimates from those listed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2011.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Management believes that as of September 30, 2012, there have been no material changes to our exposures to market risk from those disclosed in Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” of our annual report on Form 10-K for the year ended December 31, 2011.

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

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Our Board of Directors had authorized a plan to permit the repurchase of up to $50.0 million of our common stock in negotiated and open market transactions. As of September 30, 2012, we had purchased 306,940 shares of our common stock pursuant to these authorizations for an aggregate of $4.2 million; approximately $45.8 million remained available for such negotiated and open market transactions concerning our common stock. We may purchase shares from time to time depending on market, economic, and other factors. The authorization will continue through February 28, 2013.

The following table summarizes our common stock repurchases during the third quarter of 2012 made pursuant to this authorization. During the quarter, we did not purchase shares outside of this program, and all purchases were made by or on behalf of the Company and not by any “affiliated purchaser” (as defined by Rule 10b-18 of the Securities Exchange Act of 1934).

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or (Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2012	0	$0	0	$45,766,777
August 1-31, 2012	0	$0	0	$45,766,777
September 1-30, 2012	0	$0	0	$45,766,777

ITEM 4.                MINE SAFETY DISCLOSURES.

Not applicable

ITEM 6.                EXHIBITS.

(a) Exhibits

Exhibit Number	Description
10.1	Extension of lease for headquarters space to August 31, 2015, by and between Niobium LLC (successor to 6715 Kenilworth Avenue Partnership) and Cogent Communications, Inc. dated as of November 7, 2012
31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer (furnished herewith)
32.2	Certification of Chief Financial Officer (furnished herewith)
101.1

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 7, 2012	COGENT COMMUNICATIONS GROUP, INC.

	By:	/s/ David Schaeffer
Name: David Schaeffer
Title: Chairman of the Board and Chief Executive Officer

Date: November 7, 2012	By:	/s/ Thaddeus G. Weed
Name: Thaddeus G. Weed
Title: Chief Financial Officer (Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description
10.1	Extension of lease for headquarters space to August 31, 2015, by and between Niobium LLC (successor to 6715 Kenilworth Avenue Partnership) and Cogent Communications, Inc. dated as of November 7, 2012
31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer (furnished herewith)
32.2	Certification of Chief Financial Officer (furnished herewith)

101.1

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (furnished herewith).