Form 10-K
period 2012-12-31
COGENT COMMUNICATIONS GROUP INC
filed 2013-02-27
CIK 1158324

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2012
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The number of shares outstanding of the issuer's common stock, par value $0.001 per share, as of February 22, 2013 was 47,129,700.

         The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing price of $19.24 per share on June 29, 2012 as reported by the NASDAQ Global Select Market was approximately $845 million.

COGENT COMMUNICATIONS GROUP, INC.
FORM 10-K ANNUAL REPORT
FOR THE YEAR ENDED DECEMBER 31, 2012

i

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's definitive proxy statement for the registrant's 2013 annual shareholders meeting are incorporated by reference in Part III of this Form 10-K.

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

        Our on-net service consists of high-speed Internet access and IP connectivity ranging from 100 Megabits per second to 10 Gigabits per second of bandwidth. We offer our on-net services to customers located in buildings that are physically connected to our network. Because of our integrated network architecture, we are not dependent on local telephone companies to serve these on-net customers. We provide on-net Internet access to net-centric and corporate customers. Our primary on-net service offered to our corporate customers is Internet access at a speed of 100 Megabits per second. Our corporate customers are located in multi-tenant office buildings and typically include law firms, financial services firms, advertising and marketing firms and other professional services businesses. Our on-net services offered to our net-centric customers include Internet access at speeds of up to 10 Gigabits per second. Our net-centric customers include certain bandwidth-intensive users such as universities, other Internet service providers, telephone companies, cable television companies, web hosting companies, content delivery networks and commercial content providers. These customers generally receive service in colocation facilities and in our data centers. For the years ended December 31, 2010, 2011 and 2012, our on-net customers generated 77.8%, 76.3% and 73.4%, respectively, of our total service revenue.

        Our off-net services are sold to businesses that are connected to our network primarily by means of "last mile" access service lines obtained from other carriers, primarily in the form of point-to-point, TDM, POS, SDH and/or Carrier Ethernet circuits. For the years ended December 31, 2010, 2011 and 2012, our off-net customers generated 21.0%, 22.8%, and 25.8%, respectively, of our total service revenue.

        Our non-core services, which consist primarily of legacy services of companies whose assets or businesses we have acquired and continue to support but do not actively sell, primarily include voice services (only provided in Toronto, Canada). For the years ended December 31, 2010, 2011 and 2012, non-core services generated 1.2%, 0.9% and 0.8%, respectively, of our total service revenue.

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

        Low Cost of Operation.    We offer a streamlined set of products on an integrated network. Our network design allows us to avoid many of the costs that our competitors incur associated with circuit-switched and TDM networks related to provisioning, monitoring and maintaining multiple transport protocols. We believe that our low cost of operation also gives us greater pricing flexibility and a significant advantage in a competitive environment characterized by falling Internet access prices. We believe our value proposition is equal or superior to our competitors' in all of the on-net multi-tenant office buildings and carrier neutral data centers in which we operate.

        Network.    Our on-net service does not rely on circuits that must be provisioned by a third party carrier. In on-net multi-tenant office buildings we provide our customers the entire network, including the last mile and the in-building wiring to our customer's suite. In carrier neutral data centers we are colocated with our customers so only a connection within-the-data center is required to provide our services. This gives us more control over our service, quality and pricing. It also allows us to provision services more quickly and efficiently than provisioning services on a third-party carrier network. We are typically able to activate service to our customers in one of our on-net buildings in approximately ten business days.

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

        High Traffic Network Footprint.    We have strategically chosen locations, such as over 1,300 large multi-tenant office buildings in major North American cities and colocation facilities in North America and Europe with high levels of Internet traffic, to maximize our revenue opportunities and expand our margins. Our network is connected to our on-net multi-tenant office buildings where we offer our services to a diverse set of high-quality, low churn corporate customers within close physical proximity of each other. Our network is also directly connected to over 610 carrier neutral colocation and data centers where our net-centric customers directly interconnect with our network.

        Low Capital Cost to Grow Our Business.    We have a history of efficient network expansion and integration execution. We believe that we have incurred relatively lower costs in growing our business than our competitors because we use Internet routers without additional legacy equipment, offer a streamlined set of products, and have acquired optical fiber from the excess inventory in existing networks.

        Proven and Experienced Management Team.    Our senior management team is composed of seasoned executives with extensive expertise in the telecommunications industry as well as knowledge of the markets in which we operate. The members of our senior management team have an average of over 20 years of experience in the telecommunications industry and have been working together at Cogent for several years. Several members of the senior management team have been working together at Cogent since 2000. Our senior management team has designed and built our network and led the integration of our network assets and customers we acquired through 13 significant acquisitions and managed the expansion and growth of our business.

Our Strategy

        We intend to become the leading provider of high-quality, high-speed Internet access and IP communications services and to continue to improve our profitability and cash flow. The principal elements of our strategy include:

        Focus on Providing Low-Cost, High-Speed Internet Access and IP Connectivity.    We intend to further load our high-capacity network to respond to the growing demand for high-speed Internet service generated by bandwidth-intensive applications such as streaming media, online gaming, video, voice over IP (VOIP), remote data storage, distributed computing, cloud services and virtual private networks. We intend to do so by continuing to offer our high-speed and high-capacity services at competitive prices.

        Pursuing On-Net Customer Growth.    We intend to increase usage of our network and operational infrastructure by adding customers in our existing on-net buildings, as well as connecting more multi-tenant office buildings and carrier neutral data centers to our network. We emphasize our on-net service because our on-net service generates greater profit margins and we have more control over service levels, quality, pricing and faster provisioning of services than our off-net services. Our fiber network connects directly to our on-net customers' premises and we pay no local access ("last mile") charges to other carriers to provide our on-net service. We are responding to this on-net revenue opportunity by increasing our sales and marketing efforts including increasing our number of sales representatives, implementing strategies to optimize sales productivity and expanding our on-net addressable market by adding service locations to our network.

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

        Our network serves over 180 metropolitan markets in North America, Europe and Japan and encompasses:

  •
  over 1,300 multi-tenant office buildings strategically located in commercial business districts;

  •
  over 610 carrier-neutral Internet aggregation facilities, data centers and single-tenant buildings;

  •
  over 570 intra-city networks consisting of over 26,300 fiber miles;

  •
  an inter-city network of more than 56,600 fiber route miles; and

  •
  multiple high-capacity transatlantic and transpacific circuits that connect the North American, European and Japanese portions of our network.

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

Inter-city Networks

        Our inter-city network consists of optical fiber connecting major cities in North America and Europe. The North American and European portions of our network are connected by transatlantic circuits. Our network was built by acquiring from various owners of fiber optic networks the right to use typically two strands of optical fiber out of the multiple fibers owned by the carrier. We install the optical and electronic equipment necessary to amplify, regenerate, and route the optical signals along these networks. We have the right to use the optical fiber under long term agreements. We pay these providers our pro rata fees for the maintenance of the optical fiber and provide our own equipment maintenance.

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

Data Centers

        We operate 43 data centers across the United States and in Europe. These facilities comprise over 420,000 square feet of floor space and are directly connected to our network. Each location is equipped with secure access, uninterruptable power supplies (UPS), and backup generators. Our customers typically purchase bandwidth, rack space, and power within these facilities.

Internetworking

        The Internet is an aggregation of interconnected networks. We have settlement-free interconnections between our network and most major Internet Service Providers, or ISPs. We interconnect our network to other networks predominantly through private peering arrangements. Larger ISPs exchange traffic and interconnect their networks by means of direct private connections referred to as private peering.

        Peering agreements between ISPs are necessary in order for them to exchange traffic. Without peering agreements, each ISP would have to buy Internet access from every other ISP in order for its customer's traffic, such as email, to reach and be received from customers of other ISPs. We are considered a Tier 1 ISP and, as a result, we have settlement-free peering arrangements with other providers. We purchase no transit services to reach any portion of the Internet. This allows us to exchange traffic with those ISPs without payment by either party. In such arrangements, each party exchanging traffic bears its own cost of delivering traffic to the point at which it is handed off to the other party. We do not treat our settlement-free peering arrangements as generating revenue or expense related to the traffic exchanged. However, we charge customers for transit services across our network. We directly connect with over 4,360 total networks of which over 4,300 are paying customers.

Network Management and Customer Care

        Our primary network operations centers are located in Washington, D.C. and Madrid, Spain. These facilities provide continuous operational support in both North America and Europe. Our network operations centers are designed to immediately respond to any problems in our network. Our customer care call centers are located in Washington, D.C., Herndon, Virginia, Madrid, Spain, Paris, France, and Frankfurt, Germany. To ensure the quick replacement of faulty equipment in the intra-city and long-haul networks, we have deployed field engineers across North America and Europe. In addition, we have maintenance contracts with third-party vendors that specialize in optical and routed networks.

Our Services

        We offer our high-speed Internet access and IP connectivity services primarily to small and medium-sized businesses, communications providers and other bandwidth-intensive organizations located in North America and Europe. We recently began offering our services at a single location in Japan.

        The table below shows our primary service offerings:

On-Net Services	Bandwidth (Mbps)
Fast Ethernet	100
Gigabit Ethernet	1,000
10 Gigabit Ethernet	10,000
Point-to-Point	10 to 2,000
Colocation with Internet Access	10 to 10,000

Off-Net Services	Bandwidth (Mbps)
T1 or E1	1.5 or 2.0
T3 or E3	45 or 34
Ethernet	10, 100 or 1,000

        We offer on-net services in over 180 metropolitan markets. We serve over 1,860 on-net buildings. Our most popular on-net service in North America is our Fast Ethernet service, which provides Internet access at 100 megabits per second. We typically offer our Fast Ethernet (Internet access) service to our small and medium-sized business customers. We also offer Internet access services at higher speeds of up to 10 Gigabits per second. These services are generally used by customers that have businesses, such as web hosting and ISP's that are Internet based and are generally delivered at data centers and carrier hotels. We believe that, on a per-Megabit basis, this service offering is one of the lowest priced in the marketplace. We also offer colocation services in 43 locations in North America and Europe. This service offers Internet access combined with rack space and power in a Cogent facility, allowing the customer to locate a server or other equipment at that location and connect to our Internet access service. Our final on-net service offering is our "Point-to-Point" or "Layer 2" service. These point-to-point connections span North America and Europe and allow customers to connect geographically dispersed local area networks in a seamless manner. We offer lower prices for longer term and volume commitments. We emphasize the sale of our on-net services because we believe that we have a competitive advantage in providing these services and these services generate greater gross profit margins than our off-net services.

        We offer our off-net services to customers that are not located in our on-net buildings. These services are primarily provided in the metropolitan markets in North America and Europe in which we offer on-net services primarily dedicated Internet access and Layer 2 services. These services are generally provided to small and medium-sized businesses in approximately 4,050 off-net buildings.

        We support certain non-core services that we assumed with certain of our acquisitions. These services primarily include voice services (only provided in Toronto, Canada). We expect that the revenue from our non-core services will continue to decline. We do not actively sell these services and expect the growth of our Internet access services to compensate for this loss.

        No single customer accounted for more than 0.5% of our 2012 revenues.

Sales and Marketing

        Sales.    We employ a direct sales and marketing approach including telesales. As of February 1, 2013, our sales force included 324 full-time employees. Our quota bearing sales force includes 185 employees focused primarily on the corporate market and 64 employees focused primarily on the net-centric market. Our sales personnel work through direct face-to-face contact in addition to telesales with potential customers in, or intending to locate in, our on-net buildings. Through agreements with building owners, we are able to initiate and maintain personal contact with our customers by staging various promotional and social events in our on-net buildings. Sales personnel are compensated with a base salary plus quota-based commissions and incentives. We use a customer relationship management system to efficiently track sales activity levels and sales productivity.

        Marketing.    Because of our focus on a direct sales force and a telesales effort, we have not spent funds on television, radio or print advertising. Our marketing efforts are designed to drive awareness of our products and services, identify qualified leads through various direct marketing campaigns and provide our sales force with product brochures, collateral materials, in building marketing events and relevant sales tools to improve the overall effectiveness of our sales organization. In addition, we conduct public relations efforts focused on cultivating industry analyst and media relationships with the goal of securing media coverage and public recognition of our Internet communications services. Our marketing organization is responsible for our product strategy and direction based upon primary and secondary market research and the advancement of new technologies.

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

        Unlike some of our competitors, we generally do not have title to most of the dark fiber that makes up our network. Our interests in that dark fiber are in the form of long-term leases under indefeasible rights of use, or IRUs with providers some of which also compete with us. We rely on the third-party maintenance of such dark fiber to provide our on-net services to our customers. We are also dependent on third party providers, some of which compete with us, for the local loop facilities for the provision of connections to our off-net customers.

        We believe that competition is based on many factors, including price, transmission speed, ease of access and use, breadth of service availability, reliability of service, customer support and brand recognition. Because our fiber optic networks have been recently installed compared to those of the incumbent carriers, our state-of-the-art technology may provide us with cost, capacity, and service quality advantages over some existing incumbent carrier networks; however, our network may not support some of the services supported by these legacy networks, such as circuit-switched voice, ATM and frame relay. While the Internet access speeds offered by traditional ISPs serving multi-tenant office buildings typically do not match our on-net offerings in terms of throughput or quality, these slower services are usually priced lower than our offerings and thus provide competitive pressure on pricing, particularly for more price-sensitive customers. These and other downward pricing pressures particularly in carrier neutral data centers have diminished, and may further diminish, the competitive advantages that we have enjoyed as the result of our service pricing.

Regulation

        In the United States, the Federal Communications Commission (FCC) regulates common carriers' interstate services and the state public utilities commissions exercise jurisdiction over intrastate basic telecommunications services. Our Internet service offerings are not currently regulated by state public utility commissions. The FCC has promulgated rules intended to regulate some aspects of the way traffic is handled by Internet service providers. We may become subject to additional regulation in the U.S. at the federal and state levels and in other countries. These regulations change from time to time in ways that are difficult for us to predict.

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

        Our subsidiaries outside of the United States generally operate in more highly regulated environments for the types of services they provide. In many such countries, a national license or a notice filed with a regulatory authority is required for the provision of data and Internet services. In addition, our subsidiaries operating in member countries of the European Union are subject to the directives and jurisdiction of the European Union. We believe that each of our subsidiaries has the necessary licenses to provide its services in the markets where it operates today. To the extent we expand our operations or service offerings into new markets, in particularly in non EU member countries, we may face new regulatory requirements.

        The laws related to Internet telecommunications are unsettled and there may be new legislation and court decisions that may affect our services and expose us to liabilities.

Employees

        As of February 1, 2013, we had 605 employees. Unions represent twenty-four of our employees in France. We believe that we have a satisfactory relationship with our employees.

Available Information

        We were incorporated in Delaware in 1999. We make available free of charge through our Internet website our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. The reports are made available through a link to the SEC's Internet website at www.sec.gov . You can find these reports and request a copy of our Code of Conduct on our website at www.cogentco.com under the "About Cogent" tab at the "Investor Relations" link.

ITEM 1A.    RISK FACTORS

If our operations do not consistently produce positive cash flow to pay for our growth or meet our operating and financing obligations, and we are unable to otherwise raise additional capital to meet these needs, our ability to implement our business plan will be materially and adversely affected.

        We currently generate positive cash flow from our operations. We are not consistently cash flow positive overall and we have limited funds available to us. If we do not become consistently cash flow positive or if we acquire or invest in additional businesses, assets, services or technologies we may need to raise additional capital beyond that available from our operating cash flow. We may also face unforeseen capital requirements for new technology required to remain competitive or to comply with new regulatory requirements, for unforeseen maintenance of our network and facilities, and for other unanticipated expenses associated with running our business. In addition, if we do not retain existing customers or add new customers, our cash flow may be impaired and we may be required to raise additional funds through the issuance of debt or equity. We cannot assure you that we will have access to necessary capital, nor can we assure you that any such financing will be available on terms that are acceptable to our stockholders or us. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders may result.

We need to retain existing customers and continue to add new customers in order to become consistently profitable and cash flow positive.

        In order to become consistently profitable and consistently cash flow positive, we need to both retain existing customers and continue to add a large number of new customers. The precise number of additional customers required is dependent on a number of factors, including the turnover of existing customers, the pricing of our product offerings and the revenue mix among our customers. We may not succeed in adding customers if our sales and marketing plans are unsuccessful. In addition, many of our target customers are existing businesses that are already purchasing Internet access services from one or more providers, often under a contractual commitment. It has been our experience that such target customers are often reluctant to switch providers due to costs and effort associated with switching providers. Further, as some of our customers grow larger they may decide to build their own Internet networks. While no single customer accounted for more than 0.5% of our 2012 revenues, a migration of a few very large Internet users to their own networks or the loss or reduced purchases from several significant customers could impair our growth, cash flow and profitability.

Our growth and financial health are subject to a number of economic risks.

        A downturn in the world economy, especially the economies of North America and Europe would negatively impact our growth. We would be particularly impacted by a decline in the development of new applications and businesses that make use of the Internet. Our revenue growth is predicated on growing use of the Internet that makes up for the declining prices of Internet service. An economic downturn could impact the Internet business more significantly than other businesses that are less dependent on new applications and growth in the use of those applications because of the retrenchment by consumers and businesses that typically occurs in an economic downturn.

Our business and operations are growing rapidly and we may not be able to efficiently manage our growth.

        We have rapidly grown our company through network expansion and obtaining new customers through our sales efforts. Our expansion places significant strains on our management, operational and financial infrastructure. Our ability to manage our growth will be particularly dependent upon our ability to:

  •
  expand, develop and retain an effective sales force and qualified personnel;

  •
  maintain the quality of our operations and our service offerings;

  •
  maintain and enhance our system of internal controls to ensure timely and accurate compliance with our financial and regulatory reporting requirements; and

  •
  expand our accounting and operational information systems in order to support our growth.

If we fail to implement these measures successfully, our ability to manage our growth will be impaired.

We may experience difficulties in implementing our expansion in Eastern Europe, Mexico and Japan and may incur related unexpected costs and regulatory issues.

        We began to expand our network into Eastern Europe in 2007, into Mexico in 2009 and recently into Japan. We have experienced difficulty in acquiring dark fiber and other difficulties in making our network operational in Eastern European and Mexican markets. Our expansion may also cost more than we have planned and we may experience regulatory issues. Finally, we may be unsuccessful in selling our services in these markets. If we are not successful in developing our market presence in Eastern Europe, Mexico and Japan our operating results and revenue growth could be adversely impacted.

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

        By entering into what are known as settlement-free peering arrangements, providers agree to exchange traffic between their respective networks without charging each other. Our ability to avoid the higher costs of acquiring paid dedicated network capacity (transit or paid peering) and to maintain high network performance is dependent upon our ability to establish and maintain peering relationships and expand our customer base of other network operators. The terms and conditions of our peering relationships may also be subject to adverse changes, which we may not be able to control. For example, several network operators with large numbers of individual users are arguing that they should be able to charge or charge more to network operators and businesses that exchange traffic to those users. If we are not able to maintain or increase our peering relationships in all of our markets on favorable terms, we may not be able to provide our customers with high performance or affordable or reliable services, which could cause us to lose existing and potential customers, damage our reputation and have a material adverse effect on our business. We have in the past had peering disputes with other network providers that resulted in a temporary disruption of the exchange of traffic between our network and the network of the other carrier. We have resolved the majority of such disputes through negotiations. We continue to experience resistance from certain incumbent telephone companies to upgrade the settlement-free peering connections necessary to accommodate the growth of the traffic that we exchange with such carriers. We cannot assure you that we will be able to continue to establish and maintain relationships with providers or favorably resolve disputes with providers.

We may be required to censor content on the Internet, which we may find difficult to do and which may impact our ability to provide service in some countries as well as impact the growth of Internet usage, upon which we depend.

        Some governments attempt to limit access to certain content on the Internet. It is impossible for us (and other providers as far as we know) to filter all content that flows across the Internet connections we provide. For example, some content is encrypted when a secure web site is accessed. It is difficult to limit access to web sites that engage in practices that make it difficult to block them by blocking a fixed set of Internet addresses. Should any government require us to perform these types of blocking procedures we could experience difficulties ranging from incurring additional expenses to ceasing to provide service in that country. We could also be subject to penalties if we fail to implement the censorship.

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

        Following an acquisition, we have experienced a decline in revenue attributable to acquired customers as these customers' contracts have expired and they have entered into standard Cogent customer contracts at generally lower rates or have chosen not to renew service with us. We anticipate that we will experience similar revenue declines with respect to customers we may acquire in the future.

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

        Broadband connections provided by cable TV and telephone companies have become the predominant means by which consumers connect to the Internet. The providers of these broadband connections may treat Internet content or other broadband content delivered from different sources differently. The possibility of this has been characterized as an issue of "net neutrality." As many of our customers operate websites and services that deliver content to consumers our ability to sell our services would be negatively impacted if Internet content delivered by us was less easily received by consumers than Internet content delivered by others. We cannot predict whether or not the FCC and other regulators around the world will mandate an "open" Internet. We also do not know the extent to which the providers of broadband connections to consumers may favor certain content of providers in ways that may disadvantage us.

Our operations outside of the United States expose us to economic, regulatory and other risks.

        The nature of our operations outside of the United States involve a number of risks, including:

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

        Our operations outside the U.S. expose us to currency fluctuations and exchange rate risk. For example, while we record revenues and the financial results of our European operations in Euros, these results are reflected in our consolidated financial statements in U.S. dollars. Therefore, our reported results are exposed to fluctuations in the exchange rates between the U.S. dollar and the Euro. We fund certain of our cash flow requirements of our operations outside of the United States in U.S. dollars. Accordingly, in the event that the foreign currency strengthens against the U.S. dollar to a greater extent than we anticipate, the cash flow requirements associated with these operations may be significantly greater in U.S.-dollar terms than planned.

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

Our network may be the target of potential cyber-attacks and other security breaches that could have significant negative consequences.

        Our business depends on our ability to limit and mitigate interruptions or degradation to our network availability. Our network, including our routers, may be vulnerable to unauthorized access, computer viruses, cyber-attacks, and other security breaches. An attack on or security breach of our network could result in interruption or cessation of services, our inability to meet our service level commitments, and potentially compromise customer data transmitted over our network. We cannot guarantee that our security measures will not be circumvented, thereby resulting in network failures or interruptions that could impact our network availability and have a material adverse effect on our business, financial condition and operational results. We may be required to expend significant resources to protect against such threats, and may experience a reduction in revenues, litigation, and a diminution in goodwill, caused by a breach. Although our customer contracts limit our liability, affected customers and third parties may seek to recover damages from us under various legal theories.

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

        We rely on complex information systems to operate our network and support our other business functions. Our ability to track sales leads, close sales opportunities, provision services, bill our customers for those services and prepare our financial statements depends upon the effective integration of our various information systems. If our information systems, individually or collectively, fail or do not perform as expected, our ability to process and provision orders, to make timely payments to vendors, to ensure that we collect amounts owed to us and prepare our financial statements would be adversely affected. Such failures or delays could result in increased capital expenditures, customer and vendor dissatisfaction, loss of business or the inability to add new customers or additional services, and the inability to prepare accurate and timely financial statements all of which would adversely affect our business and results of operations.

We have historically incurred operating losses.

        Since we initiated operations in 2000 and through 2009, we generated operating losses. Operating losses may prevent us from pursuing our strategies for growth or may require us to seek unplanned additional capital and could cause us to be unable to meet our debt service obligations, capital expenditure requirements or working capital needs.

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

        The holders of our senior convertible notes are under certain circumstances able to convert their notes into common stock at a conversion price of $49.18 per share of common stock and to obtain additional shares of common stock. If our share price exceeds $49.18 and the conversion rights are exercised by the holders of the convertible notes the number of our shares of common stock outstanding will increase which could reduce further appreciation in our stock price and impact our per share earnings and dividend payments. Rather than issue the stock we are permitted to pay the cash equivalent in value to the stock to be issued. We might not have sufficient funds to do this or doing so might have other detrimental impacts on us.

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

        Much of the law related to the liability of Internet service providers remains unsettled. Some jurisdictions have laws, regulations, or court decisions that impose obligations upon Internet access providers to restrict access to certain content. Other legal issues, such as the sharing of copyrighted information, trans border data flow, unsolicited commercial email ("spam"), universal service, and liability for software viruses could become subjects of additional legislation and legal development and changes in enforcement policies. We cannot predict the impact of these changes on us. They could have a material adverse effect on our business, financial condition or results of operations.

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

        Our total indebtedness, net of discount, at December 31, 2012 was $395.4 million. As of December 31, 2012, we have $92.0 million of face value of senior convertible notes outstanding. The holders of the convertible notes have the right to compel us to repurchase for cash on June 15, 2014, June 15, 2017 and June 15, 2022, all or some of their convertible notes. They also have the right to be paid the principal upon default and upon certain designated events, such as certain changes of control. In January 2011 we issued $175.0 million in senior secured notes that are due in 2018 and require interest payments totaling $14.7 million per year. We may not have sufficient funds to pay the interest and principal related to these obligations at the time we are obligated to do so, which could result in bankruptcy, or we may only be able to raise the necessary funds on unfavorable terms.

        Our total indebtedness at December 31, 2012 includes $137.9 million of capital lease obligations for dark fiber primarily under 15 - 20 year IRUs. The amount of our IRU capital lease obligations may be impacted due to our expansion activities, the timing of payments and fluctuations in foreign currency rates.

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

ITEM 2.    DESCRIPTION OF PROPERTIES

        We lease space for offices, data centers, colocation facilities, and points-of-presence.

        Our headquarters facility consists of approximately 15,350 square feet located in Washington, D.C. The lease for our headquarters is with an entity controlled by our Chief Executive Officer. The lease expires on August 31, 2015.

        We also lease a total of approximately 540,000 square feet of space for our data centers, regional offices and operations centers. The remaining term of these leases ranges from 5 months to 11 years with, in many cases, options to renew.

        We believe that these facilities are generally in good condition and suitable for our operations.

ITEM 3.    LEGAL PROCEEDINGS

        We are involved in legal proceedings in the normal course of our business that we do not expect to have a material adverse effect on our business, financial condition or results of operations. For a discussion of the significant proceedings in which we are involved, see Note 6 to our consolidated financial statements.

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

        As of February 1, 2013, there were approximately 181 holders of record of shares of our common stock holding 46,874,349 shares of our common stock.

        The table below shows, for the quarters indicated, the reported high and low trading prices of our common stock.

	High	Low
Calendar Year 2011
First Quarter	$16.14	$13.10
Second Quarter	17.23	12.68
Third Quarter	17.99	12.23
Fourth Quarter	17.84	12.63
Calendar Year 2012
First Quarter	$20.24	$14.50
Second Quarter	19.65	16.67
Third Quarter	23.01	17.54
Fourth Quarter	23.77	20.30

        On August 7, 2012, our board of directors approved the payment of a dividend of $0.10 per common share to holders of record on August 22, 2012. The $4.5 million dividend payment was made on September 12, 2012. On November 5, 2012, our board of directors approved the payment of a dividend of $0.11 per common share to holders of record on November 21, 2012. The $5.0 million dividend payment was made on December 12, 2012. Dividend payments are recorded as a reduction to retained earnings. Dividends on unvested restricted shares of common stock are paid as the awards vest. On February 20, 2013, our board of directors approved the payment of a dividend of $0.12 per common share—to holders of record on March 4, 2013 with payment estimated to be approximately $5.5 million and to be made on March 15, 2013.

        The payment of any future quarterly dividends will be at the discretion of our board of directors and will be dependent upon our financial position, results of operations, available cash, cash flow, capital requirements and other factors deemed relevant by our board of directors.

        On January 26, 2011, we issued our 8.375% Senior Secured Notes (the "Senior Notes") due February 15, 2018, for an aggregate principal amount of $175.0 million in a private offering for resale to qualified institutional buyers pursuant to SEC Rule 144A. The indenture governing the Senior Notes, among other things, limits our ability and a guarantors' ability to incur indebtedness; to pay dividends or make other distributions; to make certain investments and other restricted payments; to create liens; consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; to incur restrictions on the ability of a subsidiary to pay dividends or make other payments; and to enter into certain transactions with our affiliates.

Performance Graph

        Our common stock currently trades on the NASDAQ Global Select Market. The chart below compares the relative changes in the cumulative total return of our common stock for the period December 31, 2007—December 31, 2012, against the cumulative total return for the same period of the (1) The Standard & Poor's 500 (S&P 500) Index and (2) the NASDAQ Telecommunications Index and (3) an industry peer group consisting of Internap Network Services Corporation (NASDAQ: INAP) and TW Telecom Inc. (NASDAQ: TWTC). Cogent's original industry peer group, selected in 2003, consisted of five companies. Only two of the original peer group companies remain publicly traded companies. The customized peer group is now too small to reflect a meaningful market comparison as intended by this graph. Accordingly, we have replaced the customized peer group with the NASDAQ Telecommunications Index. The customized industry peer group is included here for comparison purposes. The comparison below assumes $100 was invested on December 31, 2007 in our common stock, the S&P 500 Index and the industry peer group, with dividends, if any, reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Cogent Communications Group, the S&P 500 Index,
the NASDAQ Telecommunications Index, and a Peer Group

*
$100 invested on 12/31/07 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Please note Time Warner Telecom Inc. changed its name to TW Telecom Inc

Copyright© 2013 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	12/07	12/08	12/09	12/10	12/11	12/12
Cogent Communications Group	$100.00	$27.54	$41.59	$59.64	$71.24	$96.47
S&P 500	100.00	63.00	79.67	91.67	93.61	108.59
NASDAQ Telecommunications	100.00	57.58	72.97	86.05	90.30	89.62
Peer Group	100.00	40.33	81.12	82.71	92.58	120.33

Issuer Purchases of Equity Securities

        In February 2011, we announced that our Board of Directors had authorized a plan to permit the repurchase of up to $50.0 million of our common stock in negotiated and open market transactions. As of December 31, 2012, we had purchased 306,940 shares of our common stock pursuant to these authorizations for an aggregate of $4.2 million; approximately $45.8 million remained available for such negotiated and open market transactions concerning our common stock. We may purchase shares and our convertible notes from time to time depending on market, economic, and other factors.

        There were no common stock repurchases during the fourth quarter of 2012 made pursuant to this authorization.

Equity Compensation Plan Information

        The information required by this Item 5 regarding Securities Authorized for Issuance Under Equity Compensation Plans is incorporated in this report by reference to the information set forth under the caption "Equity Plan Information" in the 2013 Proxy Statement.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

        The annual financial information set forth below has been derived from our audited consolidated financial statements. The information should be read in connection with, and is qualified in its entirety by reference to, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of

Operations", the consolidated financial statements and notes included elsewhere in this report and in our SEC filings.

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(dollars in thousands)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Service revenue	$316,973	$305,500	$263,416	$235,807	$215,489
Operating expenses:
Network operations	143,113	131,650	118,653	102,603	92,727
Equity-based compensation expense—network operations	529	510	370	172	328
Selling, general, and administrative	72,091	69,799	65,793	68,470	62,917
Equity-based compensation expense—SG&A	7,794	7,185	6,267	8,435	17,548
Asset impairments	—	—	594	—	1,592
Depreciation and amortization	62,478	59,850	56,524	59,913	62,589

Total operating expenses	286,005	268,994	248,201	239,593	237,701

Operating income (loss)	30,968	36,506	15,215	(3,786)	(22,212)
Gains—purchases of senior convertible notes	—	—	—	—	23,075
Gains—lease obligation restructurings and releases	—	2,739	—	—	—
Interest expense and other, net	(34,468)	(33,663)	(15,723)	(14,612)	(14,549)

(Loss) income before income taxes	(3,500)	5,582	(508)	(18,398)	(13,686)
Income tax (provision) benefit	(751)	1,960	1,177	1,247	(1,536)

Net (loss) income	$(4,251)	$7,542	$669	$(17,151)	$(15,222)

Net (loss) income per common share—basic and diluted	$(0.09)	$0.17	$0.01	$(0.39)	$(0.34)

Dividends declared per common share	$0.21	—	—	—	—

Weighted-average common shares—basic	45,514,844	45,180,485	44,633,878	44,028,736	44,563,727

Weighted-average common shares—diluted	45,514,844	45,704,052	44,790,753	44,028,736	44,563,727

CONSOLIDATED BALANCE SHEET DATA (AT PERIOD END):
Total assets	606,531	597,651	376,103	354,995	347,793
Long-term debt (including capital leases and current portion) (net of unamortized discount of $9,494, $15,366, $20,758, $25,708 and $30,253, respectively)	395,432	386,308	182,925	175,934	165,918

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        You should read the following discussion and analysis together with "Item 7. Selected Consolidated Financial Data" and our consolidated financial statements and related notes included in this report. The discussion in this report contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this report should be read as applying to all related forward-looking statements wherever they appear in this report. Factors that could cause or contribute to these differences include those discussed in "Item 1A. Risk Factors," as well as those discussed elsewhere. You should read "Item 1A. Risk Factors" and "Special Note Regarding Forward-Looking Statements." Our actual results could differ materially from those discussed here. Factors that could cause or contribute to these differences include, but are not limited to:

        Future economic instability in the global economy, which could affect spending on Internet services; the impact of changing foreign exchange rates (in particular the Euro to USD and Canadian dollars to USD exchange rates) on the translation of our non-USD denominated revenues, expenses, assets and liabilities; legal and operational difficulties in new markets; the imposition of a requirement that we contribute to the U. S. Universal Service Fund; changes in government policy and/or regulation, including rules regarding data protection and cyber security; increasing competition leading to lower prices for our services; our ability to attract new customers and to increase and maintain the volume of traffic on our network; the ability to maintain our Internet peering arrangements on favorable terms; our reliance on an equipment vendor, Cisco Systems Inc., and the potential for hardware or software problems associated with such equipment; the dependence of our network on the quality and dependability of third-party fiber providers; our ability to retain certain customers that comprise a significant portion of our revenue base; the management of network failures and/or disruptions; and outcomes in litigation as well as other risks discussed from time to time in our filings with the Securities and Exchange Commission, including, without limitation, this annual report on Form 10-K for the fiscal year ended December 31, 2012.

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

        Our on-net service consists of high-speed Internet access and IP connectivity ranging from 100 Megabits per second to 10 Gigabits per second of bandwidth. We offer our on-net services to customers located in buildings that are physically connected to our network. We provide on-net Internet access to net-centric and corporate customers. Our net-centric customers include bandwidth-intensive users such as universities, other Internet service providers, telephone companies, cable television companies, web hosting companies, content delivery networks and commercial content and application providers. These customers generally receive our service in colocation facilities and in our data centers. Our corporate customers are located in multi-tenant office buildings and typically include law firms, financial services firms, advertising and marketing firms and other professional services businesses.

        Our off-net services are sold to businesses that are connected to our network primarily by means of "last mile" access service lines obtained from other carriers, primarily in the form of point-to-point, Carrier Ethernet, TDM, POS, and/or SDH circuits. Our non-core services, which consist primarily of legacy services of companies whose assets or businesses we have acquired, primarily include voice services (only provided in Toronto, Canada). We do not actively market these non-core services and expect the service revenue associated with them to continue to decline.

        Our network is comprised of in-building riser facilities, metropolitan optical fiber networks, metropolitan traffic aggregation points and inter-city transport facilities. Our network is physically connected entirely through our facilities to over 1,860 buildings in which we provide our on-net services, including over 1,300 multi-tenant office buildings. We also provide on-net services in carrier-neutral colocation facilities, Cogent controlled data centers and single-tenant office buildings. Because of our integrated network architecture, we are not dependent on local telephone companies to serve our on-net customers. We emphasize the sale of our on-net services because we believe we have a competitive advantage in providing these services and these services generate gross profit margins that are greater than the gross profit margins on our off-net services.

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

        We believe some of the most important trends in our industry are the continued long-term growth in Internet traffic, a decline in Internet access prices on a per megabit basis within carrier neutral data centers and relatively flat pricing per corporate customer connection. The effective price per megabit for our corporate customers is declining as the bandwidth utilization and connection size of our corporate customer connections increases. As Internet traffic continues to grow and prices per unit of traffic continue to decline, we believe we can continue to load our network and gain market share from less efficient network operators. However, continued erosion in Internet access prices will likely have a negative impact on the rate at which we can increase our revenues and our profitability. Our revenue may also be negatively affected if we are unable to grow our Internet traffic or if the rate of growth of Internet traffic does not offset the expected decline in per unit pricing. We do not know if Internet traffic will increase or decrease, or the rate at which it will grow or decrease. Changes in Internet traffic will be a function of the number of users, the applications for which the Internet is used, the bandwidth intensity of these applications and the pricing of Internet services, and other factors.

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

        We are a facilities-based provider of Internet access and communications services. Facilities-based providers require significant physical assets, or network facilities, to provide their services. Typically when a facilities-based network services provider begins providing its services in a new jurisdiction losses are incurred for several years until economies of scale have been achieved. Our foreign operations are primarily in Europe, Canada, Mexico and Japan. Europe accounts for roughly 75% of our foreign operations. Our European operations have incurred losses and will continue to do so until the European customer base and revenues have grown sufficiently to achieve economies of scale.

        Due to our strategic acquisitions of network assets and equipment, we believe we are well positioned to grow our revenue base. We continue to purchase and deploy network equipment to parts of our network to maximize the utilization of our assets and to expand and increase the capacity of our network. Our future capital expenditures will be based primarily on the expansion of our network, the addition of on-net buildings and the concentration and growth of our customer base. We plan to continue to expand our network and to increase the number of on-net buildings we serve including multi-tenant office buildings and carrier neutral data centers. Many factors can affect our ability to add buildings to our network. These factors include the willingness of building owners to grant us access rights, the availability of optical fiber networks to serve those buildings, and equipment availability.

Results of Operations

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2012

        Our management reviews and analyzes several key financial measures in order to manage our business and assess the quality of and potential variability of our service revenue and cash flows. The following summary table presents a comparison of our results of operations for the years ended December 31, 2011 and 2012 with respect to certain key financial measures. The comparisons illustrated in the table are discussed in greater detail below.

	Year Ended December 31,
			Percent Change
	2011	2012
	(in thousands)
Service revenue	$305,500	$316,973	3.8%
On-net revenues	233,012	232,587	(0.2)%
Off-net revenues	69,640	81,928	17.6%
Non-core revenues	2,848	2,458	(13.7)%
Network operations expenses(1)	132,160	143,642	8.7%
Selling, general, and administrative expenses(2)	76,984	79,885	3.8%
Depreciation and amortization expenses	59,850	62,478	4.4%
Interest expense	34,511	36,319	5.2%
Release of lease obligation—gain	2,739	—	(100.0)%
Income tax benefit (expense)	1,960	(751)	(138.3)%

(1)
Includes non-cash equity-based compensation expense of $510 and $529 for 2011 and 2012, respectively, which, if excluded would have resulted in a period-to-period change of 8.7%.

(2)
Includes non-cash equity-based compensation expense of $7,185 and $7,794 for 2011 and 2012, respectively, which, if excluded would have resulted in a period-to-period change of 3.3%.

        Service Revenue.    Our service revenue increased 3.8% from $305.5 million for 2011 to $317.0 million for 2012. Exchange rates negatively impacted the increase in service revenue by approximately $5.4 million. All foreign currency comparisons herein reflect results for 2012 translated at the average foreign currency exchange rates for 2011. For 2011 and 2012, on-net, off-net and non-core revenues represented 76.3%, 22.8% and 0.9% and 73.4%, 25.8% and 0.8% of our service revenue, respectively. In January 2012, our largest (net-centric) customer, who represented approximately 5.5% of our 2011 service revenue, was indicted by the U.S. government and as a result our on-net service to this customer and the associated revenue terminated in January 2012. The loss of this on-net net-centric customer negatively impacted our revenue growth rate in 2012.

        Revenue from our corporate and net-centric customers represented 48.9% and 51.1% of our service revenue, respectively, for 2011, and represented 51.5% and 48.5% of our service revenue, respectively, for 2012. Revenue from corporate customers increased 9.2% from $149.4 million for 2011 to $163.1 million for 2012. Revenue from our net-centric customers decreased 1.4% from $156.1 million for 2011 to $153.8 million for 2012. The decrease in net-centric revenue is attributed to the loss of our largest net-centric customer noted above.

        Our on-net revenue decreased 0.2% from $233.0 million for 2011 to $232.6 million for 2012. We increased the number of our on-net customer connections by 17.1% to approximately 29,900 at December 31, 2012 from approximately 25,500 at December 31, 2011. The loss of our largest on-net customer in January 2012 and the negative impact of foreign exchange negatively impacted our on-net revenue growth rate from 2011 to 2012. Additionally, our on-net customer connections increased at a greater rate than our on-net revenue due to a decline in our average revenue per on-net customer connection, resulting primarily from our net-centric customers. This decline is partly attributed to volume and term based pricing discounts. Further, our on-net customers who cancel their service from our installed base of customers, in general, have greater average revenue per connection than our new on-net customers. These trends and events resulted in a reduction to our average revenue per on-net connection.

        Our off-net revenue increased 17.6% from $69.6 million for 2011 to $81.9 million for 2012. Our off-net customer connections increased 14.0% from approximately 3,900 at December 31, 2011 to approximately 4,500 at December 31, 2012. Our off-net revenue increased at a greater rate than our off-net customer connections due to an increase in our average revenue per off-net customer connection. Our off-net customers who cancel their service with us, in general, have a lower average revenue per connection than our new off-net customers who generally purchase higher-bandwidth connections which carry a higher revenue per connection.

        Our non-core revenue decreased 13.7% from $2.8 million for 2011 to $2.5 million for 2012. The number of our non-core customer connections decreased 16.6% from approximately 560 at December 31, 2011 to approximately 470 at December 31, 2012. We do not actively market these acquired non-core services and expect that the service revenue associated with them will continue to decline.

        Network Operations Expenses.    Network operations expenses include the costs of personnel associated with service delivery, network management, and customer support, network facilities costs, fiber and equipment maintenance fees, leased circuit costs, and access and facilities fees paid to building owners. Non-cash equity-based compensation expense is included in network operations expenses consistent with the classification of the employee's salary and other compensation. Our network operations expenses increased 8.7% from $132.2 million for 2011 to $143.6 million for 2012. The increase is primarily attributable to an increase in costs related to our network and facilities expansion activities and the increase in our off-net revenue. When we provide our off-net services we also assume the cost of the associated tail-circuits. The impact of exchange rates resulted in a decrease of network operations expenses for 2012 of approximately $2.4 million.

        Selling, General, and Administrative Expenses ("SG&A").    Our SG&A expenses increased 3.8% from $77.0 million for 2011 to $79.9 million for 2012. Non cash equity-based compensation expense is included in SG&A expenses consistent with the classification of the employee's salary and other compensation and was $7.2 million for 2011 and $7.8 million for 2012. There were no significant variations in the components of our SG&A expenses from the year ended December 31, 2011 to the year ended December 31, 2012. The impact of exchange rates resulted in a decrease of approximately $1.3 million in SG&A expenses.

        Depreciation and Amortization Expenses.    Our depreciation and amortization expenses increased 4.4% from $59.9 million for 2011 to $62.5 million for 2012. The increase is primarily due to the depreciation expense associated with the increase related to newly deployed fixed assets more than offsetting the decline in depreciation expense from fully depreciated fixed assets. The impact of exchange rates resulted in a decrease of approximately $0.8 million in depreciation and amortization expenses.

        Interest Expense.    Interest expense results from interest incurred on our $175.0 million of senior notes issued in January 2011, our $92.0 million of 1.00% convertible senior notes issued in June 2007, and interest on our capital lease obligations. Our interest expense increased 5.2% from $34.5 million for 2011 to $36.3 million for 2012. The increase is attributed to approximately $1.1 million of interest expense related to the issuance of our senior notes since they were outstanding for only a portion of 2011 and to an increase in our capital lease obligations. The impact of exchange rates resulted in a decrease in our interest expense for 2012 of approximately $0.5 million.

        Release of Lease Obligation-Gain.    In 2011, the requirements for extinguishment were met and we were released from an obligation under an IRU capital lease obligation totaling $2.7 million resulting in a gain. The IRU asset related to this obligation had been fully impaired in 2008 when it was determined that the IRU asset was no longer in use.

        Income Tax Benefit (Expense).    Our income tax benefit was $2.0 million for 2011 and our income tax expense was $0.8 million for 2012. The net income tax benefit for 2011 includes income tax expense for the United States of approximately $3.4 million related to state income taxes (including approximately $3.0 million related to uncertain tax benefits) an income tax benefit of $6.3 million resulting from the reduction of the valuation allowance on net deferred tax assets related to our operations in certain jurisdictions in the United States, and $0.9 million of income tax expense related to our European and Canadian operations. The net income tax expense for 2012 includes United States state income taxes of $1.4 million and a state income tax benefit of $2.4 million resulting from the reversal of uncertain tax benefits due to the expiration of specific state statutes of limitation and the closing of a state income tax audit, $1.7 million of income tax expense related to our Canadian operations and $0.1 million of income tax expense related to our European operations.

        Buildings On-net.    As of December 31, 2011 and 2012 we had a total of 1,744 and 1,867 on-net buildings connected to our network, respectively.

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

	Year Ended December 31,
			Percent Change
	2010	2011
	(in thousands)
Service revenue	$263,416	$305,500	16.0%
On-net revenues	205,004	233,012	13.7%
Off-net revenues	55,294	69,640	25.9%
Non-core revenues	3,118	2,848	(8.7)%
Network operations expenses(1)	119,023	132,160	11.0%
Selling, general, and administrative expenses(2)	72,060	76,984	6.8%
Asset impairment	594	—	(100.0)%
Depreciation and amortization expenses	56,524	59,850	5.9%
Interest expense	16,682	34,511	106.9%
Release of lease obligation—gain	—	2,739	100.0%
Income tax benefit	1,177	1,960	66.5%

(1)
Includes non-cash equity-based compensation expense of $370 and $510 for 2010 and 2011, respectively, which, if excluded would have resulted in a period-to-period change of 11.0%.

(2)
Includes non-cash equity-based compensation expense of $6,267 and $7,185 for 2010 and 2011, respectively, which, if excluded would have resulted in a period-to-period change of 6.1%.

        Service Revenue.    Our service revenue increased 16.0% from $263.4 million for 2010 to $305.5 million for 2011. Exchange rates positively impacted the increase in service revenues by approximately $3.9 million. All foreign currency comparisons herein reflect results for 2011 translated at the average foreign currency exchange rates for 2010. For 2010 and 2011, on-net, off-net and non-core revenues represented 77.8%, 21.0% and 1.2% and 76.3%, 22.8% and 0.9% of our service revenue, respectively. Our largest customer accounted for 5.5% of our 2011 revenue. In January 2012, our largest (net-centric) customer was indicted by the U.S. government and as a result our on-net service to this customer and the associated revenue terminated in January 2012. The loss of this on-net net-centric customer negatively impacted our revenue growth rate in 2012.

        Revenue from our corporate and net-centric customers represented 49.4% and 50.6% of our service revenue, respectively, for 2010, and represented 48.9% and 51.1% of our service revenue, respectively, for 2011. Revenue from corporate customers increased 14.9% from $130.1 million for 2010 to $149.4 million for 2011. Revenue from our net-centric customers increased 17.0% from $133.3 million for 2010 to $156.1 million for 2011.

        Our on-net revenue increased 13.7% from $205.0 million for 2010 to $233.0 million for 2011. Our on-net revenue increased as we increased the number of our on-net customer connections by 22.3% from approximately 20,900 at December 31, 2010 to approximately 25,500 at December 31, 2011. On-net customer connections increased at a greater rate than on-net revenue due to a decline in the average revenue per on-net customer connection—primarily resulting from the pricing per connection related to our net-centric customers. This decline in the average revenue per on-net customer connection is partly attributed to volume and term based pricing discounts. Additionally, on-net customers who cancel or renew their service from our installed base of customers, in general, have greater average revenue per connections than new or renewed customers. These trends resulted in a reduction to our average revenue per on-net connection.

        Our off-net revenue increased 25.9% from $55.3 million for 2010 to $69.6 million for 2011. Our off-net customer connections increased 11.0% from approximately 3,500 at December 31, 2010 to approximately 3,900 at December 31, 2011. Off-net revenue increased at a greater rate than off-net customer connections due to an increase in the average revenue per off-net customer connection. Off-net customers who cancel their service, in general, have an average revenue per connection and per connection bandwidth speed that is less than the average revenue per connection for new off-net customers who generally purchase higher-bandwidth connections.

        Our non-core revenue decreased 8.7% from $3.1 million for 2010 to $2.8 million for 2011. The number of our non-core customer connections decreased 12.8% from approximately 650 at December 31, 2010 to approximately 560 at December 31, 2011. We do not actively market these acquired non-core services and expect that the service revenue associated with them will continue to decline.

        Network Operations Expenses.    Network operations expenses include costs associated with service delivery, network management, and customer support. This includes the costs of personnel and related operating expenses associated with these activities, network facilities costs, fiber and equipment maintenance fees, leased circuit costs, and access and facilities fees paid to building owners. Non cash equity-based compensation expense is included in network operations expenses consistent with the classification of the employee's salary and other compensation. Our network operations expenses increased 11.0% from $119.0 million for 2010 to $132.2 million for 2011. The increase in network operations expenses is primarily attributable to an increase in costs related to our network and facilities expansion activities including personnel and related operating expenses and an increase in our off-net revenues. When we provide off-net revenues we also assume the cost of the associated tail-circuits. The impact of exchange rates resulted in an increase of network operations expenses for 2011 of approximately $1.5 million.

        Selling, General, and Administrative Expenses ("SG&A").    Our SG&A expenses increased 6.8% from $72.1 million for 2010 to $77.0 million for 2011. Non cash equity-based compensation expense is included in SG&A expenses consistent with the classification of the employee's salary and other compensation and was $6.3 million for 2010 and $7.2 million for 2011. SG&A expenses increased primarily from the increase in salaries and related costs required to support our expansion efforts including an increase in our sales and marketing efforts. The impact of exchange rates resulted in an increase of approximately $0.9 million in SG&A expenses.

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

        Income Tax Benefit.    Our income tax benefit was $1.2 million for 2010 and $2.0 million for 2011. The net income tax benefit for 2010 includes income taxes for the United States of approximately $0.7 million for state income taxes (including approximately $0.3 million related to uncertain tax benefits), $0.1 million of income tax provision related to our European operations offset by a tax benefit of $1.5 million from the reduction of the remaining valuation allowance on net deferred tax assets related to our Canadian operations and $0.6 million related to a refund of federal alternative minimum taxes. The net income tax benefit for 2011 includes income taxes for the United States of approximately $3.4 million for state income taxes (including approximately $3.0 million related to uncertain tax benefits) a tax benefit of $6.3 million from the reduction of the valuation allowance on net deferred tax assets related to our operations in certain state and municipal jurisdictions in the United States, and, $0.3 million and $0.6 million of income tax provision related to our European and Canadian operations, respectively.

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

        The following table sets forth our consolidated cash flows for the years ended December 31, 2010, 2011, and 2012.

	Year Ended December 31,
	2010	2011	2012
	(in thousands)
Net cash provided by operating activities	$71,477	$75,814	$79,943
Net cash used in investing activities	(52,227)	(45,812)	(44,196)
Net cash (used in) provided by financing activities	(18,874)	152,636	(27,204)
Effect of exchange rates on cash	(22)	(714)	535

Net increase in cash and cash equivalents during the year	$354	$181,924	$9,078

        Net Cash Provided By Operating Activities.    Our primary source of operating cash is receipts from our customers who are billed on a monthly basis for our services. Our primary uses of operating cash are payments made to our vendors, employees and interest payments made to our capital lease vendors and our note holders. Net cash provided by operating activities was $71.5 million for 2010, $75.8 million for 2011 and $79.9 million for 2012. The increases in cash provided by operating activities are primarily due to increases in our operating profit and working capital management. Cash provided by operating activities for 2011 and 2012 includes interest payments of $8.1 million and $14.7 million, respectively, under our senior secured notes, further described below. Our future operating cash flow will be impacted by annual interest payments of $14.7 million related to our senior secured notes.

        Net Cash Used In Investing Activities.    Net cash used in investing activities was $52.2 million for 2010, $45.8 million for 2011 and $44.2 million for 2012. Our primary use of investing cash is for purchases of property and equipment. These amounts were $52.8 million, $45.9 million and $44.3 million for 2010, 2011 and 2012, respectively. The annual changes in purchases of property and equipment are primarily due to the timing and scope of our network expansion activities including geographic expansion and adding buildings to our network.

        Net Cash (Used In) Provided By Financing Activities.    Financing activities used cash of $18.9 million for 2010 and $27.2 million for 2012. Financing activities provided cash of $152.6 million for 2011. Our primary use of financing cash is for principal payments under our capital lease obligations. These amounts were $19.1 million, $15.5 million and $16.8 million for 2010, 2011 and 2012, respectively. Additionally, financing activities include amounts paid under our stock buyback program. These amounts were $3.0 million for 2011 and $1.3 million for 2012. There were no stock purchases in 2010. In January 2011, we issued our 8.375% Senior Secured Notes (the "Senior Notes") due February 15, 2018, for an aggregate principal amount of $175.0 million. We received net proceeds of approximately $170.5 million after deducting $4.5 million of issuance costs. We began paying a quarterly dividend on our common stock in the third quarter of 2012. During 2012 we paid $9.5 million for our third and fourth quarter dividend payments.

Indebtedness

        Our total indebtedness, net of discount, at December 31, 2012 was $395.4 million. Our total indebtedness at December 31, 2012 includes $137.9 million of capital lease obligations for dark fiber primarily under 15-20 year IRUs. Our total cash and cash equivalents were $247.3 million at December 31, 2012.

Senior Secured Notes

        In January 2011, we issued our Senior Notes for an aggregate principal amount of $175.0 million in a private offering for resale to qualified institutional buyers pursuant to SEC Rule 144A. The Senior Notes are secured and bear interest at 8.375% per annum. Interest is payable in cash semiannually in arrears on February 15 and August 15, of each year, beginning on August 15, 2011. We received net proceeds of approximately $170.5 million after deducting $4.5 million of issuance costs. We intend to use the net proceeds from the Senior Notes for general corporate purposes and/or repurchases of our common stock or our Convertible Notes or a special dividend or recurring dividends.

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

Common Stock Buyback Program

        In June 2007, we used approximately $50.1 million of the net proceeds from our issuance of our Convertible Notes to repurchase approximately 1.8 million shares of our common stock. In August 2007, our board of directors approved a $50.0 million common stock buyback program. In June 2008, our board of directors approved an additional $50.0 million for purchases of our common stock to occur prior to December 31, 2009. In February 2011, our board of directors approved an additional $50.0 million of purchases of our common stock. In the years ended December 31, 2011 and 2012, we purchased approximately 0.2 million, and 0.1 million shares of our common stock, respectively, for approximately $3.0 million and $1.3 million, respectively and there was $45.8 million available for additional purchases at December 31, 2012. There were no purchases in the year ended December 31, 2010. All purchased common shares were subsequently retired. In February 2013, our board of directors extended the February 2011 program through February 2014.

Dividends on Common Stock

        On August 7, 2012, our board of directors approved payment of a dividend of $0.10 per common share. The dividend payment totaling $4.5 million was paid on September 12, 2012 to holders of record as of August 22, 2012. On November 5, 2012, our board of directors approved the payment of a dividend of $0.11 per common share. On December 12, 2012, a dividend payment totaling $5.0 million was paid to holders of record as of November 21, 2012. On February 20, 2013, our board of directors approved the payment of a dividend of $0.12 per common share to holders of record on March 4, 2013 and the dividend payment totaling $5.5 million will be paid on March 15, 2013.

        The payment of any future quarterly dividends will be at the discretion of our board of directors and will be dependent upon our financial position, results of operations, available cash, cash flow, capital requirements and other factors deemed relevant by our board of directors.

Contractual Obligations and Commitments

        The following table summarizes our contractual cash obligations and other commercial commitments as of December 31, 2012.

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
	(in thousands)
Convertible Notes(1)	$93,358	$920	$92,438	$—	$—
Senior Notes(2)	255,609	14,656	29,312	29,312	182,329
Capital lease obligations(3)	299,995	29,968	40,537	38,938	190,552
Operating leases and other(4)	313,257	48,631	78,091	55,846	130,689
Unconditional purchase obligations(5)	75,960	24,853	25,397	2,292	23,418

Total contractual cash obligations	$1,038,179	$119,028	$265,775	$126,388	$526,988

(1)
The Convertible Notes are assumed to be outstanding until June 15, 2014 which is the earliest put date and these amounts include interest and principal payment obligations on the Convertible Notes to the put date.

(2)
The $175.0 million Senior Notes were issued in January 2011 and these amounts include interest and principal payment obligations through the maturity date of February 15, 2018.

(3)
The capital lease obligations above were incurred in connection with IRUs for inter-city and intra-city dark fiber underlying substantial portions of our network. These capital leases are presented on our balance sheet at the net present value of the future minimum lease payments, or $137.9 million at December 31, 2012. These leases generally have initial terms of 15 to 20 years

(4)
These amounts include operating lease, building access and tenant license agreement obligations.

(5)
As of December 31, 2012, we had committed to additional dark fiber IRU operating and capital lease agreements totaling approximately $35.7 million in future principal and interest payments. In January 2013, we entered into an amended equipment purchase agreement with a vendor which require us to order $37 million of equipment through 2016.

Due to uncertainty regarding the completion of tax audits and possible outcomes, an estimate of the timing of payments related to uncertain tax positions and interest cannot be made and these amounts are excluded from the contractual cash obligations above. See Note 5—Income Taxes.

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

  •
  Our valuation allowance for our net deferred tax asset reflects the uncertainty surrounding the realization of our net operating loss carry-forwards and our other deferred tax assets. Valuation allowances are established when management determines it is "more likely than not" that some portion or the entire deferred tax asset will not be realized. To reflect for the uncertainty of future taxable income we have recorded a valuation allowance for the significant majority of our net deferred tax asset. We have not recorded valuation allowance associated with our deferred tax assets in our Canadian operations or in certain states. At each balance sheet date, we assess the likelihood that we will be able to realize our deferred tax assets. We consider all available positive and negative evidence, on a jurisdictional basis, in assessing the need for a valuation allowance including our operating results, ongoing tax planning, and our forecast of future taxable income. Significant judgment is required with respect to the determination of whether a valuation allowance is required for certain of our deferred tax assets. Based on our ongoing review of this evidence, we believe a possibility exists that all or a portion of the valuation allowance against our domestic deferred tax assets may be reduced within the next twelve months.

Uncertain Tax Positions

        In the normal course of business we take positions on our tax returns that may be challenged by taxing authorities. We evaluate all uncertain tax positions to assess whether the position will more likely than not be sustained upon examination. If we determine that the tax position is more likely than not to be sustained, we record the amount of the benefit that is more likely than not to be realized when the tax position is settled. We adjust our estimated liabilities for uncertain tax positions periodically because of ongoing examinations by, and settlements with, the various taxing authorities, as well as changes in tax laws, regulations and interpretations. Our consolidated tax provision in any given year includes adjustments to prior year income tax accruals that are considered appropriate and any related estimated interest.

Equity-based Compensation

        We grant options for shares of our common stock to certain of our employees with a strike price equal to the market value at the grant date. We grant shares of restricted stock to our senior management team and to certain other employees and to our board members. We determine the fair value of grants of restricted stock by the closing trading price of our common stock on the grant date. We determine the fair value of grants of options for shares of common stock by the closing trading price of our common stock on the grant date using the Black-Scholes method. Grants of shares of restricted stock and options for common stock generally vest over periods ranging from three to four-years. We record equity-based compensation expense related to grants of restricted stock with vesting subject to performance conditions when it is considered probable that the performance conditions will be met. Compensation expense for all awards is recognized ratably over the service period.

        The accounting for equity-based compensation expense requires us to make estimates and judgments that affect our financial statements. These estimates include the following.

          Expected Dividend Yield—Prior to our initial declaration of a quarterly cash dividend in the third quarter of 2012, we used an expected dividend yield of 0% as we did not historically pay cash dividends on our common stock. We now use an expected dividend yield of 2.0%

          Expected Volatility—We use the historical volatility for a period commensurate with the expected term of the option.

          Risk-Free Interest Rate—We use the zero coupon U.S. Treasury rate during the quarter having a term that most closely resembles the expected term of the option.

          Expected Term of the Option—We estimate the expected life of the option term by analyzing historical stock option exercises.

          Forfeiture Rates—We estimate the forfeiture rate based on historical data with further consideration given to the class of employees to whom the options or shares were granted.

Capital Lease Obligations

        We record assets and liabilities under capital leases at the lesser of the present value of the aggregate future minimum lease payments or the fair value of the assets under lease. We establish the number of renewal option periods used in determining the lease term, if any, based upon our assessment at the inception of the lease of the number of option periods for which failure to renew the lease imposes a penalty on us in such amount that renewal appears to be reasonably assured. Useful lives are determined based on historical usage with consideration given to technological changes and trends in the industry that could impact the asset utilization. We estimate the fair value of leased assets primarily using estimated replacement cost data for similar assets.

Other Accounting Policies

        We capitalize the direct costs incurred prior to an asset being ready for service. These costs include costs under the related construction contract and the compensation costs of employees directly involved with construction activities. Our capitalization of these costs is based upon estimates of time for our employees involved in construction activities.

        We estimate our litigation accruals based upon our estimate of the expected outcome after consultation with legal counsel. In the normal course of business we are involved in other legal activities and claims. Because such matters are subject to many uncertainties and the outcomes are not predictable with assurance, the liability related to these legal actions and claims cannot be determined with certainty. In accordance with the accounting guidance for contingencies, we accrue our estimate of a contingent liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Where it is probable that a liability has been incurred and there is a range of expected loss for which no amount in the range is more likely than any other amount, we accrue at the low end of the range. We review our accruals at least quarterly and adjust them to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular matter. Judgment is required in estimating the ultimate outcome of any dispute resolution process, as well as any other amounts that may be incurred to conclude the negotiations or settle any litigation. Actual results may differ from these estimates under different assumptions or conditions and such differences could be material.

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

        We recognize a liability for the estimated fair value of legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset in the period incurred. The fair value of the obligation is also capitalized as property, plant and equipment and then amortized over the estimated remaining useful life of the associated asset. Increases to the asset retirement obligation liability due to the passage of time are recognized as accretion expense and included within selling, general and administrative expenses. Changes in the liability due to revisions to future cash flows are recognized by increasing or decreasing the liability with the offset adjusting the carrying amount of the related long-lived asset. To the extent that the downward revisions exceed the carrying amount of the related long-lived asset initially recorded when the asset retirement obligation liability was established, we record the remaining adjustment as a reduction to depreciation expense, to the extent of historical depreciation of the related long-lived asset, and then to selling, general and administrative expense.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to certain market risks. These risks, which include interest rate risk and foreign currency exchange risk, arise in the normal course of business rather than from trading activities.

Interest Rate Risk

        Our cash flow exposure due to changes in interest rates related to our debt is limited as our Convertible Notes and Senior Notes have fixed interest rates. The fair value of our Convertible Notes and Senior Notes may increase or decrease for various reasons, including fluctuations in the market price of our common stock, fluctuations in market interest rates and fluctuations in general economic conditions.

        Our interest income is sensitive to changes in the general level of interest rates. However, based upon the nature and current level of our investments, which consist of cash and cash equivalents, we believe that there is no material interest rate exposure related to our investments.

Foreign Currency Exchange Risk

        Our operations outside of the U.S. expose us to potentially unfavorable adverse movements in foreign currency rate changes. We have not entered into forward exchange contracts related to our foreign currency exposure. While we record financial results and assets and liabilities from our international operations in the functional currency, which is generally the local currency, these results are reflected in our consolidated financial statements in U.S. dollars. Therefore, our reported results are exposed to fluctuations in the exchange rates between the U.S. dollar and the local currencies, in particular the Euro, the Canadian dollar and Mexican Peso. In addition, we fund certain cash flow requirements of our international operations in U.S. dollars. Accordingly, in the event that the local currencies strengthen versus the U.S. dollar to a greater extent than planned, the revenues, expenses and cash flow requirements associated with our international operations may be significantly higher in U.S.-dollar terms than planned. Changes in foreign currency rates could adversely affect our operating results.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Cogent Communications Group, Inc.

        We have audited the accompanying consolidated balance sheets of Cogent Communications Group, Inc. and subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the index at 15(a) 2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cogent Communications Group, Inc. and subsidiaries at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cogent Communications Group, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, VA
February 27, 2013

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2012 AND 2011

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	2012	2011
Assets
Current assets:
Cash and cash equivalents	$247,285	$238,207
Accounts receivable, net of allowance for doubtful accounts of $3,083 and $3,345, respectively	23,990	25,029
Prepaid expenses and other current assets	9,978	10,051

Total current assets	281,253	273,287
Property and equipment:
Property and equipment	889,229	836,047
Accumulated depreciation and amortization	(578,054)	(528,069)

Total property and equipment, net	311,175	307,978
Deposits and other assets ($442 and $457 restricted, respectively)	14,103	16,386

Total assets	$606,531	$597,651

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$14,734	$14,199
Accrued and other current liabilities	26,519	21,944
Current maturities, capital lease obligations	10,487	11,700

Total current liabilities	51,740	47,843
Senior secured notes	175,000	175,000
Capital lease obligations, net of current maturities	127,461	122,996
Convertible senior notes, net of discount of $9,494 and $15,366, respectively	82,484	76,612
Other long term liabilities	10,067	11,199

Total liabilities	446,752	433,650

Commitments and contingencies
Stockholders' equity:
Common stock, $0.001 par value; 75,000,000 shares authorized; 47,116,644 and 45,893,347 shares issued and outstanding, respectively	47	46
Additional paid-in capital	497,349	489,021
Accumulated other comprehensive income	667	(582)
Accumulated deficit	(338,284)	(324,484)

Total stockholders' equity	159,779	164,001

Total liabilities and stockholders' equity	$606,531	$597,651

The accompanying notes are an integral part of these consolidated balance sheets.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR EACH OF THE THREE YEARS ENDED DECEMBER 31, 2012

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	2012	2011	2010
Service revenue	$316,973	$305,500	$263,416
Operating expenses:
Network operations (including $529, $510 and $370 of equity-based compensation expense, respectively, exclusive of amounts shown separately)	143,642	132,160	119,023
Selling, general, and administrative (including $7,794, $7,185 and $6,267 of equity-based compensation expense, respectively)	79,885	76,984	72,060
Asset impairment	—	—	594
Depreciation and amortization	62,478	59,850	56,524

Total operating expenses	286,005	268,994	248,201

Operating income	30,968	36,506	15,215
Release of lease obligation (Note 6)	—	2,739	—
Interest income and other	1,851	848	959
Interest expense	(36,319)	(34,511)	(16,682)

(Loss) income before income taxes	(3,500)	5,582	(508)
Income tax (expense) benefit	(751)	1,960	1,177

Net (loss) income	$(4,251)	$7,542	$669

Comprehensive (loss) income:
Net (loss) income	$(4,251)	$7,542	$669
Foreign currency translation adjustment	1,249	(1,626)	(932)

Comprehensive (loss) income	$(3,002)	$5,916	$(263)

Basic and diluted net (loss) income per common share	$(0.09)	$0.17	$0.01

Dividends declared per common share	$0.21	—	—

Weighted-average common shares—basic	45,514,844	45,180,485	44,633,878

Weighted-average common shares—diluted	45,514,844	45,704,052	44,790,753

The accompanying notes are an integral part of these consolidated statements.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR EACH OF THE THREE YEARS ENDED DECEMBER 31, 2012

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	Common Stock			Accumulated Other Comprehensive Income
			Additional Paid-in Capital		Accumulated Deficit	Total Stockholder's Equity
	Shares	Amount
Balance at December 31, 2009	44,853,974	$45	$475,158	$1,976	$(332,695)	$144,484

Forfeitures of shares granted to employees	(61,800)	—	—	—	—	—
Equity-based compensation	—	—	7,305	—	—	7,305
Foreign currency translation	—	—	—	(932)	—	(932)
Issuances of common stock	999,500	1	—	—	—	1
Exercises of options	46,836	—	274	—	—	274
Net income	—	—	—	—	669	669

Balance at December 31, 2010	45,838,510	$46	$482,737	$1,044	$(332,026)	$151,801

Forfeitures of shares granted to employees	(33,038)	—	—	—	—	—
Equity-based compensation	—	—	8,620	—	—	8,620
Foreign currency translation	—	—	—	(1,626)	—	(1,626)
Issuances of common stock	224,920	—	—	—	—	—
Exercises of options	95,311	—	633	—	—	633
Common stock purchases and retirement	(232,356)	—	(2,969)	—	—	(2,969)
Net income	—	—	—	—	7,542	7,542

Balance at December 31, 2011	45,893,347	$46	$489,021	$(582)	$(324,484)	$164,001

Forfeitures of shares granted to employees	(82,580)	—	—	—	—	—
Equity-based compensation	—	—	9,164	—	—	9,164
Foreign currency translation	—	—	—	1,249	—	1,249
Issuances of common stock	1,338,120	1	—	—	—	1
Exercises of options	42,341	—	404	—	—	404
Common stock purchases and retirement	(74,584)	—	(1,265)	—	—	(1,265)
Excess income tax benefit	—	—	25	—	—	25
Dividends paid	—	—	—	—	(9,549)	(9,549)
Net (loss)	—	—	—	—	(4,251)	(4,251)

Balance at December 31, 2012	47,116,644	$47	$497,349	$667	$(338,284)	$159,779

The accompanying notes are an integral part of these consolidated statements.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR EACH OF THE THREE YEARS ENDED DECEMBER 31, 2012

(IN THOUSANDS)

	2012	2011	2010
Cash flows from operating activities:
Net (loss) income	$(4,251)	$7,542	$669
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	62,478	59,850	56,524
Asset impairment	—	—	594
Amortization of debt discount—convertible notes	6,031	5,609	4,950
Equity-based compensation expense (net of amounts capitalized)	8,323	7,695	6,637
Gain—release of lease obligation	—	(2,739)	—
Gains—dispositions of assets and other, net	(971)	(96)	(208)
Changes in assets and liabilities:
Accounts receivable	1,247	(1,554)	(1,603)
Prepaid expenses and other current assets	459	(1,238)	(1,257)
Deferred income taxes	2,692	(5,735)	(1,436)
Deposits and other assets	(436)	343	(888)
Accounts payable, accrued liabilities and other long-term liabilities	4,371	6,137	7,495

Net cash provided by operating activities	79,943	75,814	71,477

Cash flows from investing activities:
Purchases of property and equipment	(44,337)	(45,856)	(52,757)
Proceeds from asset sales	141	44	530

Net cash used in investing activities	(44,196)	(45,812)	(52,227)

Cash flows from financing activities:
Net proceeds from issuance of senior secured notes	—	170,512	—
Dividends paid	(9,549)	—	—
Principal payments of capital lease obligations	(16,794)	(15,540)	(19,148)
Purchases of common stock	(1,265)	(2,969)	—
Proceeds from exercises of common stock options	404	633	274

Net cash (used in) provided by financing activities	(27,204)	152,636	(18,874)

Effect of exchange rate changes on cash	535	(714)	(22)

Net increase in cash and cash equivalents	9,078	181,924	354
Cash and cash equivalents, beginning of year	238,207	56,283	55,929

Cash and cash equivalents, end of year	$247,285	$238,207	$56,283

Supplemental disclosures of cash flow information:
Cash paid for interest	$26,107	$24,602	$11,925
Cash paid for income taxes	428	810	303
Non-cash financing activities—capital lease obligations incurred	17,805	41,959	23,291

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

        The Company offers on-net Internet access services exclusively through its own facilities, which run from its network to its customers' premises. The Company is not dependent on local telephone companies to serve its customers for its on-net Internet access services because of its integrated network architecture. The Company offers its on-net services to customers located in buildings that are physically connected to its network. The Company's on-net service consists of high-speed Internet access and IP connectivity ranging from 100 Megabits per second to 10 Gigabits per second of bandwidth. The Company provides its on-net Internet access services to its net-centric and corporate customers. The Company's net-centric customers include bandwidth-intensive users such as universities, other Internet service providers, telephone companies, cable television companies, web hosting companies, content delivery network companies and commercial content and application providers. These net-centric customers generally receive service in colocation facilities and in the Company's data centers. The Company operates data centers throughout North America and Europe that allow customers to collocate their equipment and access the Company's network. The Company's corporate customers are located in multi-tenant office buildings and typically include law firms, financial services firms, advertising and marketing firms and other professional services businesses.

        In addition to providing its on-net services, the Company provides Internet connectivity to customers that are not located in buildings directly connected to its network. The Company provides this off-net service primarily to corporate customers using other carriers' facilities to provide the "last mile" portion of the link from the customers' premises to the Company's network. The Company also provides certain non-core services that resulted from acquisitions. The Company continues to support but does not actively sell these non-core services.

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

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Description of the business and summary of significant accounting policies: (Continued)

Revenue recognition and allowance for doubtful accounts

        The Company's service offerings consist of on-net and off-net telecommunications services. Fixed fees are billed monthly in advance and usage fees are billed monthly in arrears. Revenues from telecommunication services are recognized when the services are performed, evidence of an arrangement exists, the fee is fixed and determinable and collection is probable. The probability of collection is determined by an analysis of credit history for new customers and historical payment patterns for existing customers. Service discounts and incentives related to telecommunication services are recorded as a reduction of revenue when granted. Fees billed in connection with customer installations are deferred and recognized ratably over the longer of the contract term or the estimated customer life. The Company expenses the direct costs associated with sales as incurred.

        The Company invoices certain customers for amounts contractually due for unfulfilled minimum contractual obligations and recognizes a corresponding sales allowance equal to the amount invoiced resulting in the recognition of no net revenue at the time the customer is billed. The Company vigorously seeks payment of these amounts. The Company recognizes revenue for these billings as they are collected.

        The Company establishes an allowance for doubtful accounts and other sales credit adjustments related to its trade receivables. Trade receivables are recorded at the invoiced amount and can bear interest. Allowances for sales credits are established through a reduction of revenue, while allowances for doubtful accounts are established through a charge to selling, general, and administrative expenses as bad debt expense. The Company assesses the adequacy of these reserves by evaluating factors, such as the length of time individual receivables are past due, historical collection experience, and changes in the credit worthiness of its customers. The Company also assesses the ability of specific customers to meet their financial obligations and establishes specific allowances related to these customers. If circumstances relating to specific customers change or economic conditions change such that the Company's past collection experience and assessment of the economic environment are no longer appropriate, the Company's estimate of the recoverability of its trade receivables could be impacted. Accounts receivable balances are written-off against the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is considered remote. The Company recognized bad debt expense, net of recoveries, of approximately $5.1 million, $4.3 million and $4.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Network operations

        Network operations expenses include the costs of personnel and related operating expenses associated with service delivery, network management, and customer support, network facilities costs, fiber and equipment maintenance fees, leased circuit costs, and access fees paid to building owners. The Company estimates its accruals for any disputed leased circuit obligations based upon the nature and age of the dispute. Network operations costs are impacted by the timing and amounts of disputed circuit costs. The Company generally records these disputed amounts when billed by the vendor and reverses these amounts when the vendor credit has been received or the dispute has otherwise been resolved. The Company does not allocate depreciation and amortization expense to its network operations expense.

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

        At December 31, 2012 and December 31, 2011, the carrying amount of cash and cash equivalents, accounts receivable, prepaid and other current assets, accounts payable, and accrued expenses approximated fair value because of the short-term nature of these instruments. The Company measures its cash equivalents at amortized cost, which approximates fair value based upon quoted market prices (Level 1). Based upon recent trading prices (Level 2—market approach) at December 31, 2012, the fair value of the Company's $92.0 million convertible senior notes was approximately $89.0 million. Based upon recent trading prices (Level 2—market approach) at December 31, 2012, the fair value of the Company's $175.0 million senior secured notes was approximately $191.7 million.

        The Company was party to letters of credit totaling approximately $0.4 million as of December 31, 2012 and $0.4 million as of December 31, 2011. These letters of credit are secured by investments that are restricted and included in deposits and other assets.

Concentrations of credit risk

        The Company's assets that are exposed to credit risk consist of its cash and cash equivalents, other assets and accounts receivable. As of December 31, 2012 and 2011, the Company's cash equivalents were invested in demand deposit accounts, overnight investments and money market funds. The Company places its cash equivalents in instruments that meet high-quality credit standards as specified in the Company's investment policy guidelines. Accounts receivable are due from customers located in major metropolitan areas in the United States, Europe, Canada and Mexico. Receivables from the Company's net-centric (wholesale) customers are subject to a higher degree of credit risk than the Company's corporate customers.

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

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Description of the business and summary of significant accounting policies: (Continued)

        Assets and liabilities under capital leases are recorded at the lesser of the present value of the aggregate future minimum lease payments or the fair value of the assets under lease. Leasehold improvements include costs associated with building improvements. The Company determines the number of renewal option periods, if any, included in the lease term for purposes of amortizing leasehold improvements and the lease term of its capital leases based upon its assessment at the inception of the lease for which the failure to renew the lease imposes a penalty on the Company in such amount that a renewal appears to be reasonably assured. Expenditures for maintenance and repairs are expensed as incurred.

        Depreciation and amortization periods are as follows:

Type of asset	Depreciation or amortization period
Indefeasible rights of use (IRUs)	Shorter of useful life or the IRU lease agreement; generally 15 to 20 years
Network equipment	3 to 8 years
Leasehold improvements	Shorter of lease term or useful life
Software	5 years
Owned buildings	40 years
Office and other equipment	3 to 7 years
System infrastructure	5 to 10 years

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

Equity-based compensation

        The Company recognizes compensation expense for its share-based payments granted to its employees based on their grant date fair values with the expense being recognized on a straight-line basis over the requisite service period. The Company begins recording equity-based compensation expense related to performance awards when it is considered probable that the performance conditions will be met. Equity-based compensation expense is recognized in the statement of operations in a manner consistent with the classification of the employee's salary and other compensation.

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

        The Company estimates the fair value of convertible notes on the issuance date. The fair value that is assigned to the liability component of convertible notes is determined using interest rates of similar debt that exclude a conversion feature and then applying that effective interest rate to the cash flows associated with the convertible notes to calculate the present value.

Income taxes

        The Company's deferred tax assets or liabilities are computed based upon the differences between financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. Deferred income tax expenses or benefits are based upon the changes in the assets or liability from period to period. At each balance sheet date, the Company assesses the likelihood that it will be able to realize its deferred tax assets. Valuation allowances are established when management determines that it is "more likely than not" that some portion or all of the deferred tax asset may not be realized. The Company considers all available positive and negative evidence in assessing the need for a valuation allowance including its historical operating results, ongoing tax planning, and forecasts of future taxable income, on a jurisdiction by jurisdiction basis. The Company reduces its valuation allowance if the Company concludes that it is "more likely than not" that it would be able to realize its deferred tax assets.

        Management determines whether a tax position is more likely than not to be sustained upon examination based on the technical merits of the position. Once it is determined that a position meets this recognition threshold, the position is measured to determine the amount of benefit to be recognized in the financial statements. The Company adjusts its estimated liabilities for uncertain tax positions periodically because of ongoing examinations by, and settlements with, the various taxing authorities, as well as changes in tax laws, regulations and interpretations. The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of its income tax expense.

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

        Shares of restricted stock are included in the computation of basic EPS as they vest and are included in diluted EPS, to the extent they are dilutive, determined using the treasury stock method. As of December 31, 2012, 2011 and 2010, 1.7 million, 0.8 million and 1.2 million unvested shares of restricted common stock, respectively, are not included in the computation of basic (loss) income per share, as the shares were not vested.

        Using the "if-converted" method, the shares issuable upon conversion of the Company's 1.00% Convertible Senior Notes (the "Convertible Notes") were anti-dilutive for all periods. Accordingly, the impact has been excluded from the computation of diluted (loss) income per share. The Convertible Notes are convertible into shares of the Company's common stock at an initial conversion price of $49.18 per share, yielding 1.9 million shares subject to certain adjustments set forth in the indenture.

        The Company computes the dilutive effect of outstanding options using the treasury stock method. For the years ended December 31, 2012, 2011 and 2010 options to purchase 0.2 million, 0.1 million and 0.2 million shares of common stock, respectively, at weighted-average exercise prices of $14.87 and $17.62 and $17.84 per share, respectively, are not included in the computation of diluted (loss) income per share as the effect would be anti-dilutive.

        The following details the determination of the diluted weighted average shares for the year ended December 31, 2011 and 2010:

	Year Ended December 31, 2011	Year Ended December 31, 2010
Weighted average common shares—basic	45,180,485	44,633,878
Dilutive effect of stock options	83,192	76,336
Dilutive effect of restricted stock	440,375	80,539

Weighted average common shares—diluted	45,704,052	44,790,753

Recent accounting pronouncements—adopted

        The Financial Accounting Standards Board ("FASB") recently issued amendments to the presentation of comprehensive income which became effective for interim and annual periods beginning after December 15, 2011. The amendments eliminated the previous reporting option of displaying components of other comprehensive income within the statement of changes in stockholders' equity. Under the new guidance, the Company was required to present either a single continuous statement of comprehensive income or an income statement immediately followed by a statement of comprehensive income. The Company elected to present a single continuous statement of comprehensive income.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Description of the business and summary of significant accounting policies: (Continued)

        In May 2011, the FASB issued ASU 2011-04 relating to fair value measurement (FASB ASC Topic 820), which amends current guidance to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted this pronouncement for its fiscal year beginning January 1, 2012. The adoption of this pronouncement did not have a material effect on the Company's consolidated financial statements.

2. Property and equipment:

        Property and equipment consisted of the following (in thousands):

	December 31,
	2012	2011
Owned assets:
Network equipment	$375,230	$363,287
Leasehold improvements	127,497	115,155
System infrastructure	71,769	64,463
Software	9,369	9,221
Office and other equipment	10,558	9,690
Building	1,471	1,440
Land	125	122

	596,019	563,378
Less—Accumulated depreciation and amortization	(472,024)	(438,298)

	123,995	125,080
Assets under capital leases:
IRUs	293,210	272,669
Less—Accumulated depreciation and amortization	(106,030)	(89,771)

	187,180	182,898

Property and equipment, net	$311,175	$307,978

        Depreciation and amortization expense related to property and equipment and capital leases was $62.4 million, $59.7 million and $56.5 million, for the years ended December 31, 2012, 2011 and 2010, respectively.

Capitalized construction costs

        The Company capitalizes the compensation cost of employees directly involved with its construction activities. In 2012, 2011 and 2010, the Company capitalized compensation costs of $7.2 million, $7.1 million and $5.9 million respectively. These amounts are included in system infrastructure costs.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Property and equipment: (Continued)

Asset impairment

        In 2010, the Company recorded an impairment charge for certain property and equipment that was no longer in use totaling $0.6 million.

3. Accrued and other liabilities:

        Accrued and other current liabilities as of December 31 consist of the following (in thousands):

	2012	2011
Operating accruals	$8,283	$7,204
Deferred revenue—current portion	4,132	3,978
Payroll and benefits	2,358	2,160
Taxes—non-income based	692	1,210
Interest	11,054	7,392

Total	$26,519	$21,944

Asset retirement obligations

        In 2010, the Company determined that its estimates of restoration costs for its leased facility asset retirement obligations were too high based on current costs to restore and changes in the expected timing of the payment of those costs due to the extensions of lease terms. As a result, the Company revised its estimates of the cash flows that it believed will be required to settle its leased facility asset retirement obligations at the end of the respective lease terms, which resulted in a reduction to the Company's asset retirement obligation liability. As a result of the revisions in the estimated amount and timing of cash flows for its asset retirement obligations the Company reduced its asset retirement obligation liability by $0.9 million with an offsetting reduction to depreciation and amortization of $0.7 million and selling, general and administrative expenses of $0.2 million.

        A reconciliation of the amounts related to these obligations is as follows (in thousands):

Asset retirement obligations
Balance—December 31, 2009	$1,208
Effect of exchange rates	(77)
Revision to estimated obligation	(909)
Amortization of discount	11

Balance—December 31, 2010	233
Effect of exchange rates	(5)
Amortization of discount	11

Balance—December 31, 2011	239
Effect of exchange rates	5
Amortization of discount	12

Balance—December 31, 2012 (recorded as other long term liabilities)	$256

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Long-term debt:

Senior secured notes

        On January 26, 2011, the Company issued its 8.375% Senior Secured Notes (the "Senior Notes") due February 15, 2018, for an aggregate principal amount of $175.0 million in a private offering for resale to qualified institutional buyers pursuant to SEC Rule 144A. The Senior Notes are secured and bear interest at 8.375% per annum. Interest is payable in cash semiannually in arrears on February 15 and August 15, of each year, beginning on August 15, 2011. The Company received net proceeds of approximately $170.5 million after deducting $4.5 million of issuance costs (included in deposits and other assets in the accompanying balance sheets). In the years ended December 31, 2012 and 2011, the Company incurred approximately $15.2 million and $14.0 million of interest expense, respectively, related to the Senior Notes.

        The Senior Notes are fully guaranteed on a senior secured basis, jointly and severally, by each of the Company's existing domestic and future material domestic subsidiaries, subject to certain exceptions and permitted liens. Under certain circumstances, the Company's subsidiaries may be released from these guarantees without the consent of the holders of the Senior Notes. The Senior Notes and the guarantees are secured by (i) first priority liens on substantially all of the Company's and guarantors' assets, (ii) all of the equity interests in any of its domestic subsidiaries and (iii) 65% of the equity interests of its first-tier foreign subsidiaries held by the Company and its guarantors. The Senior Notes and the guarantees represent the Company's and the guarantors' senior secured obligations and effectively rank equally and ratably with all of its and the guarantors' existing and future first lien obligations, to the extent of the value of the collateral securing such indebtedness, subject to permitted liens; are structurally subordinated to any existing and future indebtedness and liabilities of non-guarantor subsidiaries and rank equally in right of payment with all of its and the guarantors' existing and future senior indebtedness.

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

        The Company separately accounted for the debt and equity components of its Convertible Notes in a manner that reflected its nonconvertible unsecured debt borrowing rate. The debt and equity components for the Convertible Notes were as follows (in thousands):

	December 31,
	2012	2011
Principal amount of convertible senior notes	$91,978	$91,978
Unamortized discount	(9,494)	(15,366)
Net carrying amount	82,484	76,612
Additional paid-in capital	74,933	74,933

        At December 31, 2012, the unamortized discount had a remaining recognition period of approximately 1.5 years. The amount of interest expense recognized and effective interest rate for the years ended December 31, 2012, 2011 and 2010 were as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Contractual coupon interest	$920	$920	$920
Amortization of discount and costs	5,886	5,405	4,964

Interest expense	$6,806	$6,325	$5,884

Effective interest rate	8.7%	8.7%	8.7%

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Long-term debt: (Continued)

Long-term debt maturities

        The aggregate future contractual maturities of long-term debt were as follows as of December 31, 2012 (in thousands):

For the year ending December 31,
2013	$—
2014	—
2015	—
2016	—
2017	—
Thereafter(1)	266,978

Total	$266,978

(1)
The Convertible Notes mature in June 2027. Holders of the $92.0 million of Convertible Notes have the right to require the Company to repurchase for cash all or some of their notes on June 15, 2014, 2017 and 2022 at a redemption price of 100% of the principal amount plus accrued interest.

5. Income taxes:

        The components of (loss) income before income taxes consist of the following (in thousands):

	Years Ended December 31,
	2012	2011	2010
Domestic	$20,411	$27,832	$14,360
Foreign	(23,911)	(22,250)	(14,868)

Total (loss) income before income taxes	$(3,500)	$5,582	$(508)

        The (provision) benefit for income taxes is comprised of the following (in thousands):

	Years Ended December 31,
	2012	2011	2010
Current:
Federal	$—	$—	$563
State	2,285	(3,432)	(724)
Foreign	(344)	(369)	(128)
Deferred:
State	(1,245)	6,334	—
Foreign	(1,447)	(573)	1,466

Total income tax (provision) benefit	$(751)	$1,960	$1,177

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Income taxes: (Continued)

        Our consolidated temporary differences comprising our net deferred tax assets at December 31, 2012 and 2011 are as follows (in thousands):

	December 31,
	2012	2011
Deferred Tax Assets:
Net operating loss carry-forwards	$345,000	$335,899
Depreciation and amortization	4,187	7,857
Tax credits	2,758	2,437
Accrued liabilities and other	6,138	5,343
Equity-based compensation	—	566

Total gross deferred tax assets	358,083	352,102

Deferred Tax Liabilities:
Convertible notes	3,415	5,620
Equity-based compensation	600	—

Total gross deferred tax liabilities	4,015	5,620

Net deferred tax assets before valuation allowance	354,068	346,482
Valuation allowance	(347,882)	(337,698)

Net deferred tax asset	$6,186	$8,784

        At each balance sheet date, the Company assesses the likelihood that it will be able to realize its deferred tax assets. The Company considers all available positive and negative evidence in assessing the need for a valuation allowance. At December 31, 2010, the Company concluded that it was more likely than not that it would be able to realize its remaining Canadian deferred tax assets. Accordingly, the Company reduced the remaining valuation allowance related to these deferred tax assets and recorded an income tax benefit of $1.5 million in the year ended December 31, 2010. At December 31, 2011, the Company concluded that it was more likely than not that it would be able to realize certain of its deferred tax assets primarily as a result of expected future taxable income related to its operations in certain state and municipal jurisdictions in the United States. Accordingly, the Company reduced the valuation allowance related to these deferred tax assets and recorded an income tax benefit of $6.3 million in the year ended December 31, 2011. As of December 31, 2012 and 2011, the Company maintained a full valuation allowance against its other deferred tax assets consisting primarily of net operating loss carryforwards.

        As of December 31, 2012, the Company has combined net operating loss carry-forwards of approximately $1.1 billion. This amount includes federal and state net operating loss carry-forwards in the United States of approximately $362.0 million, net operating loss carry-forwards related to its European, Canadian, Mexican and Japanese operations of approximately $735.5 million, $2.9 million, $1.4 million and $0.1 million, respectively. Section 382 of the Internal Revenue Code in the United States limits the utilization of net operating losses when ownership changes, as defined by that section, occur. The Company has performed an analysis of its Section 382 ownership changes and has determined that the utilization of certain of its net operating loss carryforwards in the United States is limited. The net operating loss carryforwards in the United States will expire, if unused, between 2022 and 2029. The net operating loss carry-forwards related to the Company's Canadian operations expire if

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Income taxes: (Continued)

unused, between 2026 and 2027. The net operating loss carry-forwards related to the Company's Mexican operations expire if unused, between 2019 and 2022. The net operating loss carry-forwards related to the Company's Japanese operations will expire in 2020 and 2021. The net operating loss carry-forwards related to the Company's European operations include $576.4 million that do not expire and $159.1 million that expire between 2013 and 2027.

        In the normal course of business the Company takes positions on its tax returns that may be challenged by taxing authorities. The Company evaluates all uncertain tax positions to assess whether the position will more likely than not be sustained upon examination. If the Company determines that the tax position is more likely than not to be sustained, the Company records the amount of the benefit that is more likely than not to be realized when the tax position is settled. This liability, including accrued interest and penalties, is included in other long-term liabilities in the accompanying balance sheets and was $1.7 million as of December 31, 2012 and $3.9 million as of December 31, 2011. During the year ended December 31, 2012, the Company reduced its Canadian deferred tax assets by $0.7 million as a result of Canadian unrecognized tax benefits of an equal amount being recognized during 2012. During the years ended December 31, 2012, 2011 and 2010, the Company (reversed) recognized approximately $(0.6) million, $0.8 million and $0.1 million in interest and penalties related to its uncertain tax positions. During 2012, the Company reversed approximately $3.3 million of its liability (that included approximately $1.0 million of accrued interest and penalties) for uncertain tax positions due to the resolution of certain state income tax issues pursuant to the completion of an audit, and, from the expiration of certain statutes of limitation. The Company expects that its liability for uncertain tax positions will decrease by approximately $0.4 million during the twelve months ended December 31, 2013, due to the expiration of certain statutes of limitation, however, actual changes in the liability for uncertain tax positions could be different than currently expected. If recognized, changes in the Company's total unrecognized tax benefits would impact the Company's effective income tax rate. The roll-forward of the liability for uncertain tax positions is below and excludes interest and penalties.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Beginning balance of unrecognized tax benefits	$2,875	$698	$504
Change attributable to tax positions taken during a prior period	745	2,177	194
Decrease attributable to settlements with taxing authorities	(1,655)	—	—
Decrease attributable to lapses of statutes of limitation	(653)	—	—

Ending balance of unrecognized tax benefits	$1,312	$2,875	$698

        The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is subject to U.S. federal tax and state tax examinations for years 2004 to 2012. The Company is subject to tax examinations in its foreign jurisdictions generally for years 2005 to 2012.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Income taxes: (Continued)

        The following is a reconciliation of the Federal statutory income taxes to the amounts reported in the financial statements (in thousands).

	Years Ended December 31,
	2012	2011	2010
Federal income tax benefit (provision) at statutory rates	$1,225	$(1,954)	$178
Effect of:
State income taxes, net of federal benefit	(387)	(1,368)	(153)
State tax credits	315	146	17
Impact of foreign operations	(2,744)	(2,561)	(1,858)
Foreign branch tax benefit	9,374	9,385	5,045
Foreign exchange effect on tax assets	3,882	(4,133)	(4,572)
Net operating loss limitation	(1,081)	—	—
Non-deductible expenses	(2,707)	(854)	(735)
Alternative minimum tax	—	—	564
Changes in tax reserves	1,552	(2,969)	(302)
Other	4	276	—
Changes in valuation allowance	(10,184)	5,992	2,993

Income tax (provision) benefit	$(751)	$1,960	$1,177

6. Commitments and contingencies:

Capital leases—fiber lease agreements

        The Company has entered into lease agreements with numerous providers of dark fiber primarily under 15-20 year IRUs typically with additional renewal terms. Once the Company has accepted the related fiber route, leases that meet the criteria for treatment as capital leases are recorded as a capital lease obligation and an IRU asset. The interest rate used in determining the present value of the aggregate future minimum lease payments is determined by adding a premium to the U.S. treasury

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Commitments and contingencies: (Continued)

interest rate for the lease term. The future minimum payments under these agreements are as follows (in thousands):

For the year ending December 31,
2013	$29,968
2014	20,194
2015	20,343
2016	19,502
2017	19,436
Thereafter	190,552

Total minimum lease obligations	299,995
Less—amounts representing interest	(162,047)

Present value of minimum lease obligations	137,948
Current maturities	(10,487)

Capital lease obligations, net of current maturities	$127,461

Release of lease obligation

        In the year ended December 31, 2011, the requirements for extinguishment were met and the Company was released from an obligation under an IRU capital lease obligation totaling $2.7 million resulting in a gain. The IRU asset related to this obligation had been fully impaired in 2008 when it was determined that the IRU asset was no longer in use.

Current and potential litigation

        In accordance with the accounting guidance for contingencies, the Company accrues its estimate of a contingent liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Where it is probable that a liability has been incurred and there is a range of expected loss for which no amount in the range is more likely than any other amount, the Company accrues at the low end of the range. The Company reviews its accruals at least quarterly and adjusts them to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular matter. The Company has taken certain positions related to its obligations for leased circuit costs which could result in a loss of up to $1.2 million in excess of the amount accrued at December 31, 2012.

        Certain former sales employees of the Company filed a collective action against the Company in December 2011 in the United States District Court, Southern District of Texas, Houston Division alleging misclassification of the Company's sales employees throughout the U.S. in violation of the Fair Labor Standards Act. The lawsuit seeks to recover pay for allegedly unpaid overtime and other damages, including attorney's fees. In January 2013, a former sales employee filed in the Superior Court of Santa Clara County, California a lawsuit alleging misclassification of sales employees under California wage and hour laws. The lawsuit seeks certification as a class action and seeks to recover pay for allegedly unpaid overtime and other damages, including attorney's fees. The Company denies both claims and believes that the claims for unpaid overtime in each case are without merit. The Company believes its classification of sales employees is in compliance with applicable law.

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

Operating leases and building access agreements

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

For the year ending December 31,
2013	$48,664
2014	41,440
2015	36,651
2016	31,212
2017	24,634
Thereafter	130,689

$313,290

        Expenses related to these arrangements were $55.8 million in 2012, $55.7 million in 2011 and $53.5 million in 2010.

Unconditional purchase obligations

        Unconditional purchase obligations for equipment and services totaled approximately $40.3 million at December 31, 2012 that includes a $37 million equipment purchase agreement with a vendor. Under the equipment purchase agreement the Company is required to order equipment through 2016. As of December 31, 2012, the Company had also committed to additional dark fiber IRU capital and operating lease agreements totaling approximately $35.7 million in future payments to be paid over periods of up to 20 years. These obligations begin when the related fiber is accepted, which is generally expected to occur in 2013. Future minimum payments under these obligations are approximately, $24.9 million, $21.2 million, $4.2 million, $1.1 million and $1.2 million for the years ending December 31, 2013 to December 31, 2017, respectively, and approximately $23.4 million, thereafter.

Defined contribution plan

        The Company sponsors a 401(k) defined contribution plan that provides for a Company matching payment. The Company matching payments were approximately $0.4 million for 2012, $0.4 million for 2011 and $0.3 million 2010 and were paid in cash.

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

Common stock buybacks

        In June 2008, the Company's board of directors approved $50.0 million of purchases of the Company's common stock under a buyback program to occur prior to December 31, 2009. In February 2011, the Company's board of directors approved an additional $50.0 million of purchases of the Company's common stock. During the year ended December 31, 2012 and 2011, the Company purchased approximately 0.1 million and 0.2 million shares of its common stock, respectively, for approximately $1.3 million and $3.0 million, respectively. These common shares were subsequently retired. There were no purchases of the Company's common stock in 2010.

Dividends on common stock

        On August 7, 2012, the Company's board of directors approved the payment of a dividend of $0.10 per common share to holders of record on August 22, 2012. The $4.5 million dividend payment was made on September 12, 2012. On November 5, 2012, the Company's board of directors approved the payment of a dividend of $0.11 per common share to holders of record on November 21, 2012. The $5.0 million dividend payment was made on December 12, 2012. Dividends are recorded as a reduction to retained earnings. Dividends on unvested restricted shares of common stock are paid as the awards vest. On February 20, 2013, the Company's board of directors approved the payment of a dividend of $0.12 per common share—estimated to be approximately $5.5 million—to holders of record on March 4, 2013 with payment to be made on March 15, 2013.

        The payment of any future dividends will be at the discretion of the Company's board of directors and will be dependent upon the Company's financial position, results of operations, available cash, cash flow, capital requirements and other factors deemed relevant by the Company's board of directors.

8. Stock option and award plan:

Incentive award plan

        The Company has an award plan, the 2004 Incentive Award Plan, as amended (the "Award Plan"), under which grants of restricted stock and options for common stock are made. Stock options granted under the Award Plan generally vest over a four-year period and have a term of ten years. Grants of shares of restricted stock granted under the Award Plan generally vest over periods ranging from three to four years. Compensation expense for all awards is recognized over the service period. Awards with graded vesting terms are recognized on a straight-line basis. Certain option and share grants provide for accelerated vesting if there is a change in control, as defined. For grants of restricted stock, when an employee terminates prior to full vesting the employee retains their vested shares and the employees' unvested shares are returned to the plan. For grants of options for common stock, when an employee terminates prior to full vesting, the employee may elect to exercise their vested options for a

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Stock option and award plan: (Continued)

period of ninety days and any unvested options are returned to the plan. Shares issued to satisfy awards are provided from the Company's authorized shares. As of December 31, 2012 there were a total of 0.2 million shares available for grant.

        The Company has granted restricted shares that are subject to certain performance conditions based upon the Company's operating metrics. The Company recorded approximately $0.1 million, $1.1 million and $0.2 million, respectively, of equity-based compensation expense related to the restricted shares subject to performance conditions in the years ended December 31, 2012, 2011 and 2010, respectively.

        The accounting for equity-based compensation expense requires the Company to make estimates and judgments that affect its financial statements. These estimates include the following.

  Expected Dividend Yield—Prior to the initial declaration of a quarterly cash dividend in the third quarter of 2012, the Company used an expected dividend yield of 0% as the Company did not historically pay cash dividends on its common stock. The Company now uses an expected dividend yield of 2.0%.

  Expected Volatility—The Company uses its historical volatility for a period commensurate with the expected term of the option.

  Risk-Free Interest Rate—The Company uses the zero coupon U.S. Treasury rate during the quarter having a term that most closely resembles the expected term of the option.

  Expected Term of the Option—The Company estimates the expected life of the option term by analyzing historical stock option exercises.

  Forfeiture Rates—The Company estimates its forfeiture rate based on historical data with further consideration given to the class of employees to whom the options or shares were granted.

        The weighted-average per share grant date fair value of options was $9.00 in 2012, $7.90 in 2011 and $5.44 in 2010. The following assumptions were used for determining the fair value of options granted in the three years ended December 31, 2012:

	Years Ended December 31,
Black-Scholes Assumptions	2012	2011	2010
Dividend yield	1.3%	0.0%	0.0%
Expected volatility	61.6%	63.2%	65.3%
Risk-free interest rate	0.7%	1.6%	1.8%
Expected life of the option term (in years)	4.8	4.9	5.2

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Stock option and award plan: (Continued)

        Stock option activity under the Company's Award Plan during the period from December 31, 2011 to December 31, 2012, was as follows:

	Number of Options	Weighted-Average Exercise Price
Outstanding at December 31, 2011	257,442	$13.17
Granted	61,086	$19.37
Cancelled	(37,699)	$16.57
Exercised—intrinsic value $0.4 million; cash received $0.4 million	(42,341)	$9.53

Outstanding at December 31, 2012—$1.9 million intrinsic value and 5.7 years weighted-average remaining contractual term	238,488	$14.87

Exercisable at December 31, 2012—$1.6 million intrinsic value and 4.6 years weighted-average remaining contractual term	177,983	$14.10

Expected to vest—$1.8 million intrinsic value and 5.4 years weighted-average remaining contractual term	223,784	$14.60

        A summary of the Company's non-vested restricted stock awards as of December 31, 2012 and the changes during the year ended December 31, 2012 are as follows:

Non-vested awards	Shares	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2011	892,217	$11.34
Granted	1,338,120	$17.74
Vested	(464,169)	$12.42
Forfeited	(82,580)	$11.62

Non-vested at December 31, 2012	1,683,588	$16.12

        The weighted average per share grant date fair value of restricted stock granted to employees was $17.74 in 2012 (1.3 million shares), $14.09 in 2011 (0.2 million shares) and $9.17 in 2010 (1.2 million shares). The fair value was determined using the quoted market price of the Company's common stock on the date of grant. The fair value of shares of restricted stock vested in the years ended December 31, 2012, 2011 and 2010 was approximately $8.8 million, $7.7 million, and $2.1 million respectively.

        Equity-based compensation expense related to stock options and restricted stock was approximately $8.3 million, $7.7 million and $6.6 million for the years ended December 31, 2012, 2011, and 2010, respectively. The Company capitalized compensation expense related to stock options and restricted stock of approximately $0.8 million, $0.9 million and $0.7 million for the years ended December 31, 2012, 2011, and 2010, respectively. As of December 31, 2012 there was approximately $19.6 million of total unrecognized compensation cost related to non-vested equity-based compensation awards. That cost is expected to be recognized over a weighted average period of approximately 2.5 years.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Related party transactions:

Office lease

        The Company's headquarters is located in an office building owned by Niobium LLC (a successor to 6715 Kenilworth Avenue Partnership). The two owners of the company are the Company's Chief Executive Officer, who has a 51% interest in the partnership and his wife who has a 49% interest. The Company paid $0.6 million in 2012, 2011 and in 2010 for rent and related costs (including taxes and utilities) to this company, respectively. In November 2012, the lease was extended an additional two years through August 31, 2015. The Company's audit committee reviews and approves all transactions with related parties.

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

	Years Ended December 31,
	2012	2011	2010
Service Revenue
North America	$253,396	$240,116	$205,052
Europe	63,577	65,384	58,364

Total	$316,973	$305,500	$263,416

	December 31, 2012	December 31, 2011
Long lived assets, net
North America	$225,060	$225,598
Europe	86,162	82,445

Total	$311,222	$308,043

        The majority of North American revenue consists of services delivered within the United States.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Quarterly financial information (unaudited):

	Three months ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
	(in thousands, except share and per share amounts)
Service revenue	$76,888	$77,817	$79,656	$82,612
Network operations, including equity-based compensation expense	34,338	35,112	36,541	37,651
Operating income	5,968	7,801	8,032	9,169
Net (loss)	(2,090)	(1,791)	(94)	(276)
Net (loss) per common share—basic and diluted	(0.05)	(0.04)	(0.00)	(0.01)
Weighted-average number of common shares—basic and diluted	45,241,418	45,313,804	45,377,732	45,492,847

	Three months ended
	March 31, 2011	June 30, 2011(1)	September 30, 2011	December 31, 2011(2)
	(in thousands, except share and per share amounts)
Service revenue	$73,460	$75,580	$77,367	$79,093
Network operations, including equity-based compensation expense	31,773	33,249	33,619	33,522
Operating income	7,358	8,671	9,576	10,899
Net (loss) income	(278)	2,115	281	5,424
Net (loss) income per common share—basic and diluted	(0.01)	0.05	0.01	0.12
Weighted-average number of common shares—basic	44,731,858	45,021,507	45,080,859	45,044,733
Weighted-average number of common shares—diluted	44,731,858	45,548,725	45,559,972	45,582,580

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

        As required by Rule 13a-15(d) of the Exchange Act, we have assessed our internal control system in relation to criteria for effective internal control over financial reporting described in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based upon these criteria, we believe that, as of December 31, 2012, our system of internal control over financial reporting was effective.

        The independent registered public accounting firm, Ernst & Young LLP, has audited our 2012 financial statements. Ernst & Young LLP was given unrestricted access to all financial records and related data, including minutes of all meetings of stockholders, the Board of Directors and committees of the Board. Ernst & Young LLP has issued an unqualified report on our 2012 financial statements as a result of the audit and also has issued an unqualified report on our internal control over financial reporting which is attached hereto.

Cogent Communications Group, Inc.
February 27, 2013
By:	/s/ DAVID SCHAEFFER
David Schaeffer
Chief Executive Officer
By:	/s/ THADDEUS WEED
Thaddeus Weed
Chief Financial Officer

 Report of Independent Registered Public Accounting Firm
On Internal Control over Financial Reporting

The Board of Directors and Stockholders of Cogent Communications Group, Inc.

        We have audited Cogent Communications Group, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cogent Communications Group, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Cogent Communications Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cogent Communications Group, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012 of Cogent Communications Group, Inc. and subsidiaries and our report dated February 27, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, VA
February 27, 2013

 PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this Item 10 is incorporated in this report by reference to the information set forth under the captions entitled "Election of Directors," "The Board of Directors and Committees," and "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2013 Proxy Statement for the 2013 Annual Meeting of Stockholders, which is expected to be filed with the Commission within 120 days after the close of our fiscal year.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this Item 11 is incorporated in this report by reference to the information set forth under the captions entitled "The Board of Directors and Committees," "Executive Compensation", "Employment Agreements", "Compensation Committee Report on Executive Compensation," and "Compensation Committee Interlocks and Insider Participation" in the 2013 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this Item 12 is incorporated in this report by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 2013 Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item 13 is incorporated in this report by reference to the information set forth under the caption "Certain Transactions" in the 2013 Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this Item 14 is incorporated in this report by reference to the information set forth under the caption "Relationship With Independent Public Accountants" in the 2013 Proxy Statement.

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

10.2	David Schaeffer Employment Agreement with Cogent Communications Group, Inc., dated February 7, 2000 (incorporated by reference to Exhibit 10.6 to our Registration Statement on Form S-4, Commission File No. 333-71684, filed on October 16, 2001)
10.3
Lease for Headquarters Space by and between 6715 Kenilworth Avenue Partnership and Cogent Communications, Inc., dated September 1, 2000 (incorporated by reference to Exhibit 10.10 to our Registration Statement on Form S-4, Commission File No. 333-71684, filed on October 16, 2001)
10.4
Renewal of Lease for Headquarters Space, by and between 6715 Kenilworth Avenue Partnership and Cogent Communications , Inc., dated August 5, 2003 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed on November 14, 2003)
10.5
2003 Incentive Award Plan of Cogent Communications Group, Inc. (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-8, Commission File No. 333-108702, filed on September 11, 2003)
10.6
2004 Incentive Award Plan of Cogent Communications Group, Inc., as amended and restated through February 21, 2012 (previously filed as Exhibit 10.7 to our Annual Report on Form 10-K, filed on February 27, 2012, and incorporated herein by reference). See also Exhibit 10.31 below.
10.7
Robert N. Beury, Jr. Employment Agreement with Cogent Communications Group, Inc., dated June 15, 2000 (incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K, filed on March 31, 2003)
10.8
Timothy G. O'Neill Employment Agreement with Cogent Communications Group, Inc., dated as of September 25, 2003 (previously filed as Exhibit 10.29 to our Annual Report on Form 10-K, filed on February 27, 2012, and incorporated herein by reference)
10.9
Brad Kummer Employment Agreement with Cogent Communications Group, Inc., dated January 11, 2000, (incorporated by reference to Exhibit 10.23 to our Registration Statement on Form S-1, Commission File No. 333-122821, filed on February 14, 2005)
10.10
Extension of Lease for Headquarters Space, by and between 6715 Kenilworth Avenue Partnership and Cogent Communications, Inc., dated February 3, 2005 (previously filed as Exhibit 10.27 to our Annual Report on Form 10-K, filed on March 31, 2005, and incorporated herein by reference)
10.11
Extension of Lease for Headquarters Space to August 31, 2006, by and between 6715 Kenilworth Avenue Partnership and Cogent Communications, Inc., dated July 21, 2005 (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-K, filed on August 15, 2005, and incorporated herein by reference)
10.12
Option for extension of Lease for Headquarters Space to August 31, 2007, by and between 6715 Kenilworth Avenue Partnership and Cogent Communications, Inc., dated July 21, 2005 (previously filed as Exhibit 10.2 to our Quarterly Report on Form 10-K, filed on August 15, 2005, and incorporated herein by reference)
10.13
Extension of Lease for headquarters space to August 31, 2010, by and between 6715 Kenilworth Avenue Partnership and Cogent Communications Group, Inc., dated June 20, 2006 (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed on August 8, 2006, and incorporated herein by reference)
10.14
Jeffery S. Karnes Employment Agreement with Cogent Communications Group, Inc., dated May 17, 2004 (previously filed as Exhibit 10.25 to our Annual Report on Form 10-K, filed on March 14, 2007, and incorporated herein by reference)

10.15	David Schaeffer Amendment No. 2 to Employment Agreement with Cogent Communications Group, Inc., dated as of March 12, 2007 (previously filed as Exhibit 10.26 to our Annual Report on Form 10-K, filed on March 14, 2007, and incorporated herein by reference)
10.16
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
10.19
Form of Restricted Stock Agreement made to Vice Presidents and certain other employees on January 1, 2008) (incorporated by reference to Exhibit 10.26 to our Annual Report on Form 10-K, filed on February 27, 2008)
10.20	Form of Restricted Stock Agreement made to Mr. Schaeffer on January 1, 2008) (incorporated by reference to Exhibit 10.27 to our Annual Report on Form 10-K, filed on February 27, 2008)
10.21
Extension of Lease for headquarters space to August 31, 2012 and addition of 3rd floor office space, by and between 6715 Kenilworth Avenue Partnership and Cogent Communications Group, Inc., dated as of August 7, 2008 (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed on August 8, 2008, and incorporated herein by reference)
10.22
Amendment No. 4 to Employment Agreement of Dave Schaeffer, dated as of February 26, 2010 (previously filed as Exhibit 10.25 to our Annual Report on Form 10-K, filed on March 1, 2010, and incorporated herein by reference)
10.23
Form of Restricted Stock Award made to Mr. Schaeffer on April 15, 2010 (incorporated by reference to Exhibit 10.2 to our Periodic Report on Form 8-K, filed on April 20, 2010, and incorporated herein by reference).
10.24
Form of Restricted Stock Award to Vice Presidents on April 15, 2010 (incorporated by reference to Exhibit 10.3 to our Periodic Report on Form 8-K, filed on April 20, 2010, and incorporated herein by reference)
10.25
Amendment No. 5 to Employment Agreement of Dave Schaeffer, dated April 7, 2010 (previously filed as Exhibit 10.1 to our Periodic Report on Form 8-K, filed on April 7, 2010, and incorporated herein by reference).
10.26
Extension of Lease for headquarters space to August 31, 2013 and addition of 1st floor office space, by and between 6715 Kenilworth Avenue Partnership and Cogent Communications Group, Inc., dated as of August 5, 2011 (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed on August 8, 2011, and incorporated herein by reference)
10.27
Amendment to Lease Agreement for headquarters space reducing leased square footage of office space, by and between 6715 Kenilworth Avenue Partnership and Cogent Communications, Inc., dated as of February 22, 2012 (previously filed as Exhibit 10.30 to our Annual Report on Form 10-K, filed on February 27, 2012, and incorporated herein by reference)

10.28	Extension of Lease for headquarters space to August 31, 2015, by and between Niobium LLC (successor to 6715 Kenilworth Avenue Partnership) and Cogent Communications Group, Inc., dated as of November 7, 2012 (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed on November 7, 2012, and incorporated herein by reference) Niobium LLC is owned by the Company's CEO, David Schaeffer, and his wife.
10.29
Form of Restricted Stock Award dated April 19, 2013—monthly vest (incorporated by reference to Exhibit 10.1 to our Periodic Report on Form 8-K, filed on April 23, 2012, and incorporated herein by reference).
10.30
Form of Restricted Stock Award dated April 19, 2013—cliff vest (incorporated by reference to Exhibit 10.1 to our Periodic Report on Form 8-K, filed on April 23, 2012, and incorporated herein by reference).
10.31
2004 Incentive Award Plan of Cogent Communications Group, Inc., as amended and restated through February 20, 2013 (subject to ratification by stockholders at the annual meeting to be held on April 18, 2013) (filed herewith).
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
101.
The following materials from the Annual Report on Form 10-K of Cogent Communications Group, Inc. for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Changes in Stockholders' Equity. (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements†.

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

Schedule II

COGENT COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	(Deductions)	Balance at End of Period
Allowance for doubtful accounts (deducted from accounts receivable)(a)
Year ended December 31, 2010	$2,516	$5,456	$(5,508)	$2,464
Year ended December 31, 2011	$2,464	$6,299	$(5,418)	$3,345
Year ended December 31, 2012	$3,345	$6,058	$(6,320)	$3,083
Allowance for Unfulfilled Customer Purchase Obligations (deducted from accounts receivable)
Year ended December 31, 2010	$1,796	$4,934	$(5,154)	$1,576
Year ended December 31, 2011	$1,576	$4,870	$(4,587)	$1,859
Year ended December 31, 2012	$1,859	$6,888	$(7,065)	$1,682
Deferred tax valuation allowance
Year ended December 31, 2010	$340,132	$10,103	$(6,545)	$343,690
Year ended December 31, 2011	$343,690	$2,467	$(8,459)	$337,698
Year ended December 31, 2012	$337,698	$10,217	$(33)	$347,882

(a)
Bad debt expense, net of recoveries, was approximately $5.1 million for the year ended December 31, 2012, $4.3 million for the year ended December 31, 2011 and $4.3 million for the year ended December 31, 2010.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COGENT COMMUNICATIONS GROUP, INC.
Dated: February 27, 2013	By:	/s/ DAVID SCHAEFFER
		Name:	David Schaeffer
		Title:	Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID SCHAEFFER David Schaeffer	Chairman and Chief Executive Officer (Principal Executive Officer)	February 27, 2013
/s/ THADDEUS G. WEED Thaddeus G. Weed	Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2013
/s/ EREL MARGALIT Erel Margalit	Director	February 27, 2013
/s/ TIMOTHY WEINGARTEN Timothy Weingarten	Director	February 27, 2013
/s/ STEVEN BROOKS Steven Brooks	Director	February 27, 2013
/s/ RICHARD T. LIEBHABER Richard T. Liebhaber	Director	February 27, 2013
/s/ DAVID BLAKE BATH David Blake Bath	Director	February 27, 2013
/s/ MARC MONTAGNER Marc Montagner	Director	February 27, 2013