Form 10-Q
period 2013-03-31
COGENT COMMUNICATIONS GROUP INC
filed 2013-05-08
CIK 1158324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

Common Stock, $.001 par value 47,208,932 Shares Outstanding as of April 30, 2013

INDEX

PART I
FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	3
	Condensed Consolidated Balance Sheets of Cogent Communications Group, Inc., and Subsidiaries as of March 31, 2013 (Unaudited) and December 31, 2012	3
	Condensed Consolidated Statements of Comprehensive Income of Cogent Communications Group, Inc., and Subsidiaries for the Three Months Ended March 31, 2013 and March 31, 2012 (Unaudited)	4
	Condensed Consolidated Statements of Cash Flows of Cogent Communications Group, Inc., and Subsidiaries for the Three months Ended March 31, 2013 and March 31, 2012 (Unaudited)	5
	Notes to Interim Condensed Consolidated Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15
Item 4.	Controls and Procedures	15

PART II
OTHER INFORMATION
Item 1.	Legal Proceedings	15

Item 6.	Exhibits	15
SIGNATURES		16
CERTIFICATIONS

PART I FINANCIAL INFORMATION

ITEM 1.           CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2013 AND DECEMBER 31, 2012

(IN THOUSANDS, EXCEPT SHARE DATA)

	March 31, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$234,960	$247,285
Accounts receivable, net of allowance for doubtful accounts of $1,759 and $3,083, respectively	26,831	23,990
Prepaid expenses and other current assets	12,411	9,978
Total current assets	274,202	281,253
Property and equipment, net	328,080	311,175
Deposits and other assets - $438 and $442 restricted, respectively	13,955	14,103
Total assets	$616,237	$606,531

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$16,665	$14,734
Accrued liabilities	24,346	26,519
Current maturities, capital lease obligations	6,701	10,487
Total current liabilities	47,712	51,740
Senior secured notes	175,000	175,000
Capital lease obligations, net of current maturities	143,195	127,461
Convertible senior notes, net of discount of $7,947 and $9,494 respectively	84,031	82,484
Other long term liabilities	10,438	10,067
Total liabilities	460,376	446,752
Commitments and contingencies:
Stockholders’ equity:
Common stock, $0.001 par value; 75,000,000 shares authorized; 47,173,444 and 47,116,644 shares issued and outstanding, respectively	47	47
Additional paid-in capital	500,352	497,349
Accumulated other comprehensive income — foreign currency translation	(1,126)	667
Accumulated deficit	(343,412)	(338,284)
Total stockholders’ equity	155,861	159,779
Total liabilities and stockholders’ equity	$616,237	$606,531

The accompanying notes are an integral part of these condensed consolidated balance sheets.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND MARCH 31, 2012

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
	(Unaudited)	(Unaudited)
Service revenue	$84,553	$76,888
Operating expenses:
Network operations (including $155 and $83 of equity-based compensation expense, respectively, exclusive of depreciation and amortization shown separately below)	37,309	34,338
Selling, general, and administrative (including $2,359 and $1,155 of equity-based compensation expense, respectively)	21,465	21,343
Depreciation and amortization	15,874	15,239
Total operating expenses	74,648	70,920
Operating income	9,905	5,968
Interest income and other, net	658	375
Interest expense	(9,869)	(8,993)
Income (loss) before income taxes	694	(2,650)
Income tax (provision) benefit	(333)	560
Net income (loss)	$361	$(2,090)

Comprehensive income (loss):
Net income (loss)	$361	$(2,090)
Foreign currency translation adjustment	(1,793)	1,623
Comprehensive (loss)	$(1,432)	$(467)

Net loss per common share:
Basic and diluted net income (loss) per common share	$0.01	$(0.05)

Dividends declared per common share	$0.12	$—

Weighted-average common shares - basic	45,537,607	45,241,418

Weighted-average common shares - diluted	46,435,677	45,241,418

The accompanying notes are an integral part of these condensed consolidated statements.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND MARCH 31, 2012

(IN THOUSANDS)

	Three months Ended March 31, 2013	Three months Ended March 31, 2012
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$361	$(2,090)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	15,874	15,239
Amortization of debt discount—convertible notes	1,580	1,464
Equity-based compensation expense (net of amounts capitalized)	2,514	1,238
Gains—dispositions of assets and other, net	135	(186)
Changes in assets and liabilities:
Accounts receivable	(3,175)	426
Prepaid expenses and other current assets	(2,724)	(1,288)
Deferred income taxes	59	(10)
Deposits and other assets	24	(898)
Accounts payable, accrued liabilities and other long-term liabilities	314	(1,209)
Net cash provided by operating activities	14,962	12,686
Cash flows from investing activities:
Purchases of property and equipment	(16,316)	(12,289)
Proceeds from dispositions of assets	2	111
Net cash used in investing activities	(16,314)	(12,178)
Cash flows from financing activities:
Dividends paid	(5,489)
Proceeds from exercises of stock options	215	94
Principal payments of capital lease obligations	(4,964)	(7,056)
Net cash used in financing activities	(10,238)	(6,962)
Effect of exchange rates changes on cash	(735)	541
Net decrease in cash and cash equivalents	(12,325)	(5,913)
Cash and cash equivalents, beginning of period	247,285	238,207
Cash and cash equivalents, end of period	$234,960	$232,294

Supplemental disclosure of non-cash financing activities:
Capital lease obligations incurred	$18,842	$2,312

The accompanying notes are an integral part of these condensed consolidated statements.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.                        Description of the business and recent developments:

Description of business

Cogent Communications Group, Inc. (the “Company”) is a Delaware corporation and is headquartered in Washington, DC. The Company is a facilities-based provider of low-cost, high-speed Internet access and Internet Protocol (“IP”) communications services. The Company’s network is specifically designed and optimized to transmit data using IP. The Company delivers its services to small and medium-sized businesses, communications service providers and other bandwidth-intensive organizations in North America and Europe and  recently began expansion into Japan.

The Company offers on-net Internet access services exclusively through its own facilities, which run from its network to its customers’ premises. Because of its integrated network architecture, the Company is not dependent on local telephone companies to serve its on-net customers. The Company’s on-net service consists of high-speed Internet access and IP connectivity ranging from 100 Megabits per second to 10 Gigabits per second of bandwidth. The Company offers its on-net services to customers located in buildings that are physically connected to its network. The Company provides on-net Internet access services to net-centric and corporate customers. The Company’s net-centric customers include bandwidth-intensive users such as universities, other Internet service providers, telephone companies, cable television companies, web hosting companies, content delivery networks and commercial content and application providers. These net-centric customers generally receive the Company’s services in colocation facilities and in the Company’s data centers. The Company operates data centers throughout North America and Europe that allow customers to collocate their equipment and access the Company’s network.  The Company’s corporate customers are located in multi-tenant office buildings and typically include law firms, financial services firms, advertising and marketing firms and other professional services businesses.

In addition to providing its on-net services, the Company provides Internet connectivity to customers that are not located in buildings directly connected to its network. The Company provides this off-net service primarily to corporate customers using other carriers’ facilities to provide the “last mile” portion of the link from its customers’ premises to the Company’s network. The Company also provides non-core services that resulted from acquisitions. The Company continues to support but does not actively sell these non-core services.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited condensed consolidated financial statements reflect all normal recurring adjustments that the Company considers necessary for the fair presentation of its results of operations and cash flows for the interim periods covered, and of the financial position of the Company at the date of the interim condensed consolidated balance sheet. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. While the Company believes that the disclosures are adequate to not make the information misleading, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in its 2012 annual report on Form 10-K.

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

Financial instruments

At March 31, 2013 the carrying amount of cash and cash equivalents, accounts receivable, prepaid and other current assets, accounts payable and accrued expenses approximated fair value because of the short-term nature of these instruments. The Company measures its cash equivalents at amortized cost, which approximates fair value based upon quoted market prices (Level 1). Based upon recent trading prices (Level 2 — market approach) at March 31, 2013 the fair value of the Company’s $92.0 million convertible senior notes was $89.9 million. Based upon recent trading prices (Level 2 — market approach) at March 31, 2013 the fair value of the Company’s $175.0 million senior secured notes was $193.9 million.

The Company was party to letters of credit totaling $0.4 million as of March 31, 2013. These letters of credit are secured by investments that are restricted and included in other assets.

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

Shares of restricted stock are included in the computation of basic EPS as they vest and are included in diluted EPS, to the extent they are dilutive, determined using the treasury stock method. As of March 31, 2013 and 2012, 1.6 million and 0.7 million unvested shares of restricted common stock, respectively, are not included in the computation of basic and diluted income (loss) per share, as the shares were not vested.

Using the “if-converted” method, the shares issuable upon conversion of the Company’s 1.00% Convertible Senior Notes (the “Convertible Notes”) were anti-dilutive for the three months ended March 31, 2013 and 2012. Accordingly, the impact has been excluded from the computation of diluted loss per share. The Convertible Notes are convertible into shares of the Company’s common stock at an initial conversion price of $49.18 per share, yielding 1.9 million shares at March 31, 2013 and 2012.

The Company computes the dilutive effect of outstanding options using the treasury stock method. For the three months ended March 31, 2012, options to purchase 0.2 million shares of common stock at weighted-average exercise price of $13.52 per share are not included in the computation of diluted loss per share as the effect would be anti-dilutive. For the three months ended March 31, 2013 and 2012, the Company’s employees exercised options for 14,270 and 11,687 common shares, respectively.

The following details the determination of diluted weighted average shares for the three months ended March 31, 2013:

Three Months Ended March 31, 2013
Weighted average common shares - basic	45,537,607
Dilutive effect of stock options	81,470
Dilutive effect of restricted stock	816,600
Weighted average common shares - diluted	46,435,677

2.                        Property and equipment:

Depreciation and amortization expense related to property and equipment and capital leases was $15.8 million and $15.2 million for the three months ended March 31, 2013 and 2012, respectively. The Company capitalized salaries and related benefits of employees working directly on the construction and build-out of its network of $1.9 million and $1.7 million for the three months ended March 31, 2013 and 2012, respectively.

3.                        Long -term debt:

Senior secured notes

On January 26, 2011, the Company issued its 8.375% Senior Secured Notes (the “Senior Notes”) due February 15, 2018, for an aggregate principal amount of $175.0 million in a private offering for resale to qualified institutional buyers pursuant to SEC Rule 144A. The Senior Notes are secured and bear interest at 8.375% per annum. Interest is payable in cash semiannually in arrears on February 15 and August 15, of each year, beginning on August 15, 2011. The Company received net proceeds of approximately $170.5 million after deducting $4.5 million of issuance costs that are included in deposits and other assets. The Company intends to use the net proceeds from the Senior Notes for general corporate purposes and/or repurchases of its common stock or its Convertible Notes, or special or recurring dividends to its stockholders. In each of the three months ended March 31, 2013 and 2012, the Company incurred $3.8 million of interest expense related to its Senior Notes.

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

The debt and equity components for the Convertible Notes were as follows (in thousands):

	March 31,	December 31,
	2013	2012

Principal amount	$91,978	$91,978
Unamortized discount	(7,947)	(9,494)
Net carrying amount	84,031	82,484
Additional paid-in capital	74,933	74,933

At March 31, 2013, the unamortized discount had a remaining recognition period of approximately one year.  The amount of interest expense recognized and effective interest rate were as follows (in thousands):

	Three Months Ended March 31,
	2013	2012

Contractual coupon interest	$230	$230
Amortization of discount and costs on Notes	1,551	1,424
Interest expense	$1,781	$1,654

Effective interest rate	8.7%	8.7%

4.                        Commitments and contingencies :

Current and potential litigation

In accordance with the accounting guidance for contingencies, the Company accrues its estimate of a contingent liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Where it is probable that a liability has been incurred and there is a range of expected loss for which no amount in the range is more likely than any other amount, the Company accrues at the low end of the range. The Company reviews its accruals at least quarterly and adjusts them to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular matter. The Company has taken certain positions related to its obligations for leased circuit costs which could result in a loss of up to $1.3 million in excess of the amount accrued at March 31, 2013.

Certain former sales employees of the Company filed a collective action against the Company in December 2011 in the United States District Court, Southern District of Texas, Houston Division alleging misclassification of the Company’s sales employees throughout the U.S. in violation of the Fair Labor Standards Act. The lawsuit seeks to recover pay for allegedly unpaid overtime and other damages, including attorney’s fees. In January 2013, a former sales employee filed in the Superior Court of Santa Clara County, California a lawsuit alleging misclassification of sales employees under California wage and hour laws. The lawsuit seeks certification as a class action and seeks to recover pay for allegedly unpaid overtime and other damages, including attorney’s fees. The Company denies both claims and believes that the claims for unpaid overtime in each case are without merit. The Company believes its classification of sales employees is in compliance with applicable law.

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

Income taxes

In the normal course of business the Company takes positions on its tax returns that may be challenged by taxing authorities. The Company evaluates all uncertain tax positions to assess whether the position will more likely than not be sustained upon examination. If the Company determines that the tax position is more likely than not to be sustained, the Company records the amount of the benefit that is more likely than not to be realized when the tax position is settled. This liability, including accrued interest and penalties, is included in other long-term liabilities in the accompanying balance sheets and was approximately $1.7 million as of March 31, 2013 and $1.7 million as of December 31, 2012.  During the three months ended March 31, 2013 and 2012 the Company recognized approximately $17,000 and $76,000 in interest and penalties, respectively, related to its uncertain tax positions. The Company expects its liability for uncertain tax positions will decrease by approximately $0.4 million during the nine months ended December 31, 2013 due to the expiration of certain statutes of limitation.  Actual changes in the liability for uncertain tax positions could be different than currently expected. If recognized, the total unrecognized tax benefits would lower the Company’s effective income tax rate.

Common stock buyback program

The Company’s board of directors has approved $50.0 million of purchases of the Company’s common stock under a buyback program (the “Buyback Program”).  There is approximately $45.8 million remaining for purchases under the Buyback Program.  There were no purchases made during the three months ended March 31, 2013 and 2012.

Dividends on common stock

Dividends are recorded as a reduction to retained deficit. Dividends on unvested restricted shares of common stock are paid as the awards vest. On February 20, 2013, the Company’s board of directors approved the payment of a dividend of $0.12 per common share to holders of record on March 4, 2013.  The $5.5 million dividend payment was made on March 15, 2013. On April 18, 2013, the Company’s board of directors approved the payment of a dividend of $0.13 per common share to holders of record on May 31, 2013.  The estimated $6.1 million dividend payment will be made on June 18, 2013.

The payment of any future dividends will be at the discretion of the Company’s board of directors and will be dependent upon the Company’s financial position, results of operations, available cash, cash flow, capital requirements and other factors deemed relevant by the Company’s board of directors.

5.                        Related party transactions:

Office lease

The Company’s headquarters is located in an office building owned by Niobium LLC (a successor to 6715 Kenilworth Avenue Partnership). The two owners of the company are the Company’s Chief Executive Officer, David Schaeffer, who has a 51% interest in the partnership and his wife who has a 49% interest. The Company paid $0.2 million and $0.1 million in the three months ended March 31, 2013 and 2012, for rent and related costs (including taxes and utilities) to this company, respectively. The lease ends on August 31, 2015.

6.                        Segment information:

The Company operates as one operating segment. Below are the Company’s service revenue and long lived assets by geographic region (in thousands):

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Service revenue
North America	$66,691	$61,745
Europe	17,862	15,143
Total	$84,553	$76,888

	March 31, 2013	December 31, 2012
Long lived assets, net
North America	$245,572	$225,060
Europe	82,551	86,162
Total	$328,123	$311,222

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

Future economic instability in the global economy, which could affect spending on Internet services; the impact of changing foreign exchange rates (in particular the Euro to USD and Canadian dollar to USD exchange rates) on the translation of our non-USD denominated revenues, expenses, assets and liabilities; legal and operational difficulties in new markets; the imposition of a requirement that we contribute to the U. S. Universal Service Fund; changes in government policy and/or regulation, including rules regarding data protection and cyber security; increasing competition leading to lower prices for our services; our ability to attract new customers and to increase and maintain the volume of traffic on our network; the ability to maintain our Internet peering arrangements on favorable terms; our reliance on an equipment vendor, Cisco

Systems Inc., and the potential for hardware or software problems associated with such equipment; the dependence of our network on the quality and dependability of third-party fiber providers; our ability to retain certain customers that comprise a significant portion of our revenue base; the management of network failures and/or disruptions; and outcomes in litigation as well as other risks discussed from time to time in our filings with the Securities and Exchange Commission, including, without limitation, our annual report on Form 10-K for the fiscal year ended December 31, 2012.

General Overview

We are a leading facilities-based provider of low-cost, high-speed Internet access and IP communications services. Our network is specifically designed and optimized to transmit data using IP. We deliver our services to small and medium-sized businesses, communications service providers and other bandwidth-intensive organizations in North America and Europe and more recently in Japan.

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

Our network is comprised of in-building riser facilities, metropolitan optical fiber networks, metropolitan traffic aggregation points and inter-city transport facilities. Our network is physically connected entirely through our facilities to 1,890 buildings in which we provide our on-net services, including over 1,310 multi-tenant office buildings. We also provide on-net services in carrier-neutral colocation facilities, Cogent controlled data centers and single-tenant office buildings. Because of our integrated network architecture, we are not dependent on local telephone companies to serve our on-net customers. We emphasize the sale of our on-net services because we believe we have a competitive advantage in providing these services and these services generate gross profit margins that are greater than the gross profit margins on our off-net services.

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

We believe some of the most important trends in our industry are the continued long-term growth in Internet traffic and a decline in Internet access prices on a per megabit basis.  The effective price per megabit for our corporate customers is declining as the bandwidth utilization and connection size of our corporate customer connections increases. As Internet traffic continues to grow and prices per unit of traffic continue to decline, we believe we can continue to load our network and gain market share from less efficient network operators. However, continued erosion in Internet access prices will likely have a negative impact on the rate at which we can increase our revenues and our profitability. Our revenue may also be negatively affected if we are unable to grow our Internet traffic or if the rate of growth of Internet traffic does not offset the expected decline in per unit pricing. We do not know if Internet traffic will increase or decrease, or the rate at which it will grow or decrease. Changes in Internet traffic will be a function of the number of users, the applications for which the Internet is used, the bandwidth intensity of these applications and the pricing of Internet services, and other factors.

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

We are a facilities-based provider of Internet access and communications services. Facilities-based providers require significant physical assets, or network facilities, to provide their services. Typically when a facilities-based network services provider begins providing its services in a new jurisdiction losses are incurred for several years until economies of scale have been achieved. Our foreign operations are in Europe, Canada, Mexico and Japan. Europe accounts for roughly 75% of our foreign operations. Our European operations have incurred losses and will continue to do so until the European customer base and revenues have grown sufficiently to achieve economies of scale.

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

Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

The following summary table presents a comparison of our results of operations for the three months ended March 31, 2013 and 2012 with respect to certain key financial measures. The comparisons illustrated in the table are discussed in greater detail below.

	Three months ended March 31,		Percent
	2013	2012	Change
	(in thousands)
Service revenue	$84,553	$76,888	10.0%
On-net revenue	61,678	56,750	8.7%
Off-net revenue	22,309	19,501	14.4%
Non-core revenue	566	637	(11.1)%
Network operations expenses (1)	37,309	34,338	8.7%
Selling, general, and administrative expenses (2)	21,465	21,343	0.6%
Depreciation and amortization expenses	15,874	15,239	4.2%
Interest expense	9,869	8,993	9.7%
Income tax (expense) benefit	(333)	560	(159.5)%

(1)  Includes equity-based compensation expenses of $155 and $83 in the three months ended March 31, 2013 and 2012, respectively, which, if excluded would have resulted in a period-to-period change of 8.5%.

(2)  Includes equity-based compensation expenses of $2,359 and $1,155 in the three months ended March 31, 2013 and 2012, respectively, which, if excluded would have resulted in a period-to-period change of (5.4)%.

Service Revenue. Our service revenue increased 10.0% to $84.6 million for the three months ended March 31, 2013 from $76.9 million for the three months ended March 31, 2012. The impact of exchange rates resulted in an increase of revenues for the three months ended March 31, 2013 of approximately $0.1 million.  All foreign currency comparisons herein reflect our first quarter 2013 results translated at the average foreign currency exchange rates for the first quarter of 2012.  For the three months ended March 31, 2013 and 2012, on-net, off-net and non-core revenues represented 72.9%, 26.4% and 0.7% and 73.8%, 25.4% and 0.8% of our service revenue, respectively. In January 2012, one of our customers (on-net and net-centric) was indicted by the U.S. government and as a result our on-net service to this customer and the associated revenue terminated in January 2012.  This customer accounted for approximately 1.1% of our first quarter 2012 revenues.  The loss of this net-centric customer negatively impacted our revenue growth rate from the first quarter of 2012 to the first quarter of 2013.

Revenues from our corporate and net centric customers represented 50.8% and 49.2% of total service revenue, respectively, for the three months ended March 31, 2013 and represented 50.8% and 49.2% of total service revenue, respectively, for the three months ended March 31, 2012.  Revenues from corporate customers increased 10.0% to $43.0 million for the three months ended March 31, 2013 from $39.1 million for the three months ended March 31, 2012.  Revenues from our net-centric customers increased 10.0% to $41.6 million for the three months ended March 31, 2013 from $37.8 million for the three months ended March 31, 2012. As noted above, the loss of a net-centric customer in January 2012 negatively impacted our net-centric revenue growth rate from the first quarter of 2012 to the first quarter of 2013.

Our on-net revenues increased 8.7% to $61.7 million for the three months ended March 31, 2013 from $56.8 million for the three months ended March 31, 2012. We increased the number of our on-net customer connections by 17.8% to approximately 30,900 at March 31, 2013 from approximately 26,200 at March 31, 2012. The loss of an on-net customer in January 2012 negatively impacted our on-net revenue growth rate from the first quarter of 2012 to the first quarter of 2013. On-net customer connections increased at a greater rate than on-net revenues due to a decline in the average revenue per on-net customer connection, primarily from our net centric customers. This decline is partly attributed to volume and term based pricing discounts. On-net customers who cancel their service from our installed base of customers, in general, have greater average revenue per connection than new customers. These trends resulted in a reduction to our average revenue per on-net connection.

Our off-net revenues increased 14.4% to $22.3 million for the three months ended March 31, 2013 from $19.5 million for the three months ended March 31, 2012.  Our off-net revenues increased as we increased the number of our off-net customer connections by 15.9% to approximately 4,600 at March 31, 2013 from approximately 3,960 at March 31, 2012.

Our non-core revenues decreased 11.1% to $0.6 million for the three months ended March 31, 2013 from $0.6 million for the three months ended March 31, 2012. The number of our non-core customer connections decreased 15.7% to approximately 460 at March 31, 2013 from approximately 550 at March 31, 2012. We do not actively market these acquired non-core services and expect that the service revenue associated with them will continue to decline.

Network Operations Expenses. Network operations expenses include the costs of personnel associated with service delivery, network management, customer support, network facilities costs, fiber and equipment maintenance fees, leased circuit costs, and access and facilities fees paid to building owners. Non-cash equity-based compensation expense is included in network operations expenses consistent with the classification of the employee’s salary and other compensation. Our network operations expenses, including non-cash equity-based compensation expense, increased 8.7% to $37.3 million for the three months ended March 31, 2013 from $34.3 million for the three months ended March 31, 2012. The increase is primarily attributable to an increase in costs related to our network and facilities expansion activities and the increase in our off-net revenues.  When we provide off-net services we also assume the cost of the associated tail-circuits.  The impact of exchange rates resulted in an increase of network operations expenses for the three months ended March 31, 2013 of approximately $0.1 million.

Selling, General, and Administrative (“SG&A”) Expenses. Our SG&A expenses, including non-cash equity-based compensation expense, increased 0.6% to $21.5 million for the three months ended March 31, 2013 from $21.3 million for the three months ended March 31, 2012. Non-cash equity-based compensation expense is included in SG&A expenses consistent with the classification of the employee’s salary and other compensation and was $2.4 million for the three months ended March 31, 2013 and $1.2 million for the three months ended March 31, 2012. SG&A expenses increased primarily from an increase in non-cash equity-based compensation expense partly offset by a decrease in bad debt expense of approximately $1.6 million. Bad debt expense for the three months ended March 31, 2012 included amounts related to the loss of our largest customer in January 2012. The impact of exchange rates did not have a material impact on our SG&A expenses for the three months ended March 31, 2013.

Depreciation and Amortization Expenses. Our depreciation and amortization expense increased 4.2% to $15.9 million for the three months ended March 31, 2013 from $15.2 million for the three months ended March 31, 2012. The increase is primarily due to the depreciation expense associated with the increase in deployed fixed assets. The impact of exchange rates did not have a material impact on our depreciation and amortization expenses for the three months ended March 31, 2013.

Interest Expense.  Interest expense results from interest incurred on our $175.0 million of 8.375% Senior Secured Notes (the “Senior Notes”) issued on January 26, 2011, our $92.0 million of 1.00% convertible senior notes (the “Convertible Notes”) issued in June 2007, and interest on our capital lease obligations.  Our interest expense increased 9.7% to $9.9 million for the three months ended March 31, 2013 from $9.0 million for the three months ended March 31, 2012.  The increase is attributed to interest expense related to an increase in our capital lease obligations and from an increase in the amortization of the debt discount on our Convertible Notes. The impact of exchange rates did not have a material impact on our interest expense for the three months ended March 31, 2013.

Income Tax (Expense) Benefit.  Our income tax expense was $0.3 million for the three months ended March 31, 2013 and our income tax benefit was $0.6 million for the three months ended March 31, 2012. The income tax expense for the three months ended March 31, 2013 includes approximately $0.2 million for Canadian and other foreign income taxes and $0.1 million for state income taxes. The income tax benefit for the three months ended March 31, 2012 includes income tax expense of $0.2 million for Canadian and other foreign income taxes offset by a $0.8 million income tax benefit for state income taxes.

Buildings On-net. As of March 31, 2013 and 2012, we had a total of 1,890 and 1,769 on-net buildings connected to our network, respectively.

Liquidity and Capital Resources

In assessing our liquidity, management reviews and analyzes our current cash balances, accounts receivable, accounts payable, accrued liabilities, capital expenditure commitments, and required capital lease and debt payments and other obligations.

Cash Flows

The following table sets forth our consolidated cash flows for the three months ended March 31, 2013 and three months ended March 31, 2012.

	Three months ended March 31,
(in thousands)	2013	2012
Net cash provided by operating activities	$14,962	$12,686
Net cash used in investing activities	(16,314)	(12,178)
Net cash used in financing activities	(10,238)	(6,962)
Effect of exchange rates on cash	(735)	541
Net decrease in cash and cash equivalents during period	$(12,325)	$(5,913)

Net Cash Provided by Operating Activities.  Our primary sources of operating cash are receipts from our customers who are billed on a monthly basis for our services. Our primary uses of operating cash are payments made to our vendors, employees and interest payments made to our capital lease vendors and our note holders. Net cash provided by operating activities was $15.0 million for the three months ended March 31, 2013 compared to net cash provided by operating activities of $12.7 million for the three months ended March 31, 2012. The change in cash provided by operating activities is primarily due to an increase in our operating income.

Net Cash Used In Investing Activities.  Net cash used in investing activities was $16.3 million for the three months ended March 31, 2013 and $12.2 million for the three months ended March 31, 2012.  Our primary use of investing cash is for purchases of property and equipment. Purchases of property and equipment were $16.3 million and $12.3 million for the three months ended March 31, 2013 and 2012, respectively. The changes in purchases of property and equipment are primarily due to the timing and scope of our network expansion activities including geographic expansion and adding buildings to our network.

Net Cash Used In Financing Activities.  Net cash used in financing activities was $10.2 million for the three months ended March 31, 2013 and $7.0 million for the three months ended March 31, 2012.  Our primary use of financing cash is for principal payments under our capital lease obligations and dividend payments made to our shareholders. Principal payments under our capital lease were $5.0 million and $7.1 million for the three months ended March 31, 2013 and 2012, respectively.  We began paying a quarterly dividend on our common stock in the third quarter of 2012.  During the three months ended March 31, 2013 we paid $5.5 million for our first quarter 2013 dividend payment.

Cash Position and Indebtedness

Our total indebtedness, net of discount, at March 31, 2013 was $408.9 million and our total cash and cash equivalents were $235.0 million. Our total indebtedness at March 31, 2013 includes $149.9 million of capital lease obligations for dark fiber primarily under long term IRU agreements.

Common Stock Buyback Program

Our board of directors has approved $50.0 million of purchases of the Company’s common stock under a buyback program (the “Buyback Program”).  There is approximately $45.8 million remaining for purchases under the Buyback Program.  There were no purchases made during the three months ended March 31, 2013 and 2012.

Dividends on Common Stock

Dividends are recorded as a reduction to retained deficit. Dividends on unvested restricted shares of common stock are paid as the awards vest. On February 20, 2013, our board of directors approved the payment of a dividend of $0.12 per common share to holders of record on March 4, 2013.  The $5.5 million dividend payment was made on March 15, 2013. On April 18, 2013, our board of directors approved the payment of a dividend of $0.13 per common share to holders of record on May 31, 2013.  The estimated $6.1 million dividend payment will be made on June 18, 2013.

The payment of any future dividends will be at the discretion of the Company’s board of directors and will be dependent upon the Company’s financial position, results of operations, available cash, cash flow, capital requirements and other factors deemed relevant by the Company’s board of directors.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments included in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2012.

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

Critical Accounting Policies and Significant Estimates

Management believes that as of March 31, 2013, there have been no material changes to our critical accounting policies and significant estimates from those listed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2012.

ITEM 3.                                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Management believes that as of March 31, 2013, there have been no material changes to our exposures to market risk from those disclosed in Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” of our annual report on Form 10-K for the year ended December 31, 2012.

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
101.1

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2013	COGENT COMMUNICATIONS GROUP, INC.

	By:	/s/ David Schaeffer
Name: David Schaeffer
Title: Chairman of the Board and Chief Executive Officer

Date: May 8, 2013	By:	/s/ Thaddeus G. Weed
Name: Thaddeus G. Weed
Title: Chief Financial Officer (Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description
31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer (furnished herewith)
32.2	Certification of Chief Financial Officer (furnished herewith)

101.1

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (furnished herewith).