Form 10-Q
period 2013-06-30
COGENT COMMUNICATIONS GROUP INC
filed 2013-08-08
CIK 1158324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

Common Stock, $.001 par value 47,293,517 Shares Outstanding as of July 31, 2013

INDEX

PART I FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	3
	Condensed Consolidated Balance Sheets of Cogent Communications Group, Inc., and Subsidiaries as of June 30, 2013 (Unaudited) and December 31, 2012	3
	Condensed Consolidated Statements of Comprehensive Income of Cogent Communications Group, Inc., and Subsidiaries for the Three Months Ended June 30, 2013 and June 30, 2012 (Unaudited)	4
	Condensed Consolidated Statements of Comprehensive Income of Cogent Communications Group, Inc., and Subsidiaries for the Six Months Ended June 30, 2013 and June 30, 2012 (Unaudited)
	Condensed Consolidated Statements of Cash Flows of Cogent Communications Group, Inc., and Subsidiaries for the Six months Ended June 30, 2013 and June 30, 2012 (Unaudited)	6
	Notes to Interim Condensed Consolidated Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16
Item 4.	Controls and Procedures	16

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	16
Item 5.	Other Information	16
Item 6.	Exhibits	16
SIGNATURES		17
CERTIFICATIONS

PART I FINANCIAL INFORMATION

ITEM 1.           CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2013 AND DECEMBER 31, 2012

(IN THOUSANDS, EXCEPT SHARE DATA)

	June 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$237,335	$247,285
Accounts receivable, net of allowance for doubtful accounts of $1,879 and $3,083, respectively	27,179	23,990
Prepaid expenses and other current assets	14,428	9,978
Total current assets	278,942	281,253
Property and equipment, net	328,702	311,175
Deposits and other assets - $440 and $442 restricted, respectively	13,728	14,103
Total assets	$621,372	$606,531

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$15,979	$14,734
Accrued liabilities	27,552	26,519
Convertible senior notes - current portion, net of discount of $6,365 (Note 3)	85,613	—
Current maturities, capital lease obligations	7,014	10,487
Total current liabilities	136,158	51,740
Senior secured notes	175,000	175,000
Capital lease obligations, net of current maturities	144,848	127,461
Convertible senior notes, net of discount of $9,494 (Note 3)	—	82,484
Other long term liabilities	10,828	10,067
Total liabilities	466,834	446,752
Commitments and contingencies:
Stockholders’ equity:
Common stock, $0.001 par value; 75,000,000 shares authorized; 47,243,982 and 47,116,644 shares issued and outstanding, respectively	47	47
Additional paid-in capital	503,241	497,349
Accumulated other comprehensive income — foreign currency translation	(800)	667
Accumulated deficit	(347,950)	(338,284)
Total stockholders’ equity	154,538	159,779
Total liabilities and stockholders’ equity	$621,372	$606,531

The accompanying notes are an integral part of these condensed consolidated balance sheets.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED JUNE 30, 2013 AND JUNE 30, 2012

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012
	(Unaudited)	(Unaudited)
Service revenue	$85,803	$77,817
Operating expenses:
Network operations (including $126 and $118 of equity-based compensation expense, respectively, exclusive of depreciation and amortization shown separately below)	37,076	35,112
Selling, general, and administrative (including $2,011 and $1,905 of equity-based compensation expense, respectively)	21,226	19,401
Depreciation and amortization	15,900	15,503
Total operating expenses	74,202	70,016
Operating income	11,601	7,801
Interest income and other, net	589	148
Interest expense	(10,216)	(8,988)
Income (loss) before income taxes	1,974	(1,039)
Income tax provision	(367)	(752)
Net income (loss)	$1,607	$(1,791)

Comprehensive income (loss):
Net income (loss)	$1,607	$(1,791)
Foreign currency translation adjustment	326	(3,068)
Comprehensive income (loss)	$1,933	$(4,859)

Net loss per common share:
Basic and diluted net income (loss) per common share	$0.03	$(0.04)

Dividends declared per common share	$0.13	$—

Weighted-average common shares - basic	46,040,692	45,313,804

Weighted-average common shares - diluted	46,769,184	45,313,804

The accompanying notes are an integral part of these condensed consolidated statements.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND JUNE 30, 2012

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
	(Unaudited)	(Unaudited)
Service revenue	$170,357	$154,704
Operating expenses:
Network operations (including $281 and $201 of equity-based compensation expense, respectively, exclusive of depreciation and amortization shown separately below)	74,385	69,449
Selling, general, and administrative (including $4,370 and $3,061 of equity-based compensation expense, respectively)	42,691	40,743
Depreciation and amortization	31,774	30,743
Total operating expenses	148,850	140,935
Operating income	21,507	13,769
Interest income and other, net	1,245	524
Interest expense	(20,084)	(17,982)
Income (loss) before income taxes	2,668	(3,689)
Income tax provision	(700)	(192)
Net income (loss)	$1,968	$(3,881)

Comprehensive income (loss):
Net income (loss)	$1,968	$(3,881)
Foreign currency translation adjustment	(1,467)	(1,445)
Comprehensive income (loss)	$501	$(5,326)

Net loss per common share:
Basic and diluted net income (loss) per common share	$0.04	$(0.09)

Dividends declared per common share	$0.25	$—

Weighted-average common shares - basic	46,028,855	45,325,427

Weighted-average common shares - diluted	46,842,136	45,325,427

The accompanying notes are an integral part of these condensed consolidated statements.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND JUNE 30, 2012

(IN THOUSANDS)

	Six months Ended June 30, 2013	Six months Ended June 30, 2012
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$1,968	$(3,881)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	31,774	30,743
Amortization of debt discount—convertible notes	3,193	2,959
Equity-based compensation expense (net of amounts capitalized)	4,651	3,262
Losses (Gains) - dispositions of assets and other, net	123	(32)
Changes in assets and liabilities:
Accounts receivable	(3,409)	(923)
Prepaid expenses and other current assets	(4,693)	(911)
Accounts payable, accrued liabilities and other long-term liabilities	3,647	1,244
Deferred income taxes	204	443
Deposits and other assets	207	(747)
Net cash provided by operating activities	37,665	32,157
Cash flows from investing activities:
Purchases of property and equipment	(28,771)	(22,864)
Proceeds from dispositions of assets	2	121
Net cash used in investing activities	(28,769)	(22,743)
Cash flows from financing activities:
Dividends paid	(11,634)	—
Purchases of common stock	—	(1,265)
Proceeds from exercises of stock options	737	158
Principal payments of capital lease obligations	(7,045)	(8,763)
Net cash used in financing activities	(17,942)	(9,870)
Effect of exchange rates changes on cash	(904)	(524)
Net decrease in cash and cash equivalents	(9,950)	(980)
Cash and cash equivalents, beginning of period	247,285	238,207
Cash and cash equivalents, end of period	$237,335	$237,227

Supplemental disclosure of non-cash financing activities:
Capital lease obligations incurred	$21,224	$5,735

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

Financial instruments

At June 30, 2013 the carrying amount of cash and cash equivalents, accounts receivable, prepaid and other current assets, accounts payable and accrued expenses approximated fair value because of the short-term nature of these instruments. The Company measures its cash equivalents at amortized cost, which approximates fair value based upon quoted market prices (Level 1). Based upon recent trading prices (Level 2 — market approach) at June 30, 2013 the fair value of the Company’s $92.0 million convertible senior notes was $90.1 million. Based upon recent trading prices (Level 2 — market approach) at June 30, 2013 the fair value of the Company’s $175.0 million senior secured notes was $190.4 million.

The Company was party to letters of credit totaling $0.4 million as of June 30, 2013. These letters of credit are secured by investments that are restricted and included in other assets.

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

Shares of restricted stock are included in the computation of basic EPS as they vest and are included in diluted EPS, to the extent they are dilutive, determined using the treasury stock method. As of June 30, 2013 and 2012, 1.2 million and 1.9 million unvested shares of restricted common stock, respectively, are not included in the computation of basic and diluted income (loss) per share, as the shares were not vested.

Using the “if-converted” method, the shares issuable upon conversion of the Company’s 1.00% Convertible Senior Notes (the “Convertible Notes”) were anti-dilutive for the three and six months ended June 30, 2013 and 2012. Accordingly, the impact has been excluded from the computation of diluted loss per share. The Convertible Notes are convertible into shares of the Company’s common stock at an initial conversion price of $49.18 per share, yielding 1.9 million shares at June 30, 2013 and 2012.

The Company computes the dilutive effect of outstanding options using the treasury stock method. For the three and six months ended June 30, 2012, options to purchase 0.2 million shares of common stock at weighted-average exercise prices of $13.78 per share are not included in the computation of diluted loss per share as the effect would be anti-dilutive. For the three and six months ended June 30, 2013, and the three and six months ended June 30, 2012, the Company’s employees exercised options for 42,693, 56,963, 6,815 and 18,502 common shares, respectively.

The following details the determination of diluted weighted average shares for the three and six months ended June 30, 2013:

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Weighted average common shares - basic	46,040,692	46,028,855
Dilutive effect of stock options	77,868	79,669
Dilutive effect of restricted stock	650,624	733,612
Weighted average common shares - diluted	46,769,184	46,842,136

2.                        Property and equipment:

Depreciation and amortization expense related to property and equipment and capital leases was $15.8 million $31.8 million, $15.5 million and $30.7 million for the three and six months ended June 30, 2013 and 2012, respectively. The Company capitalized salaries and related benefits of employees working directly on the construction and build-out of its network of $1.8 million, $3.8 million, $1.7 million and $3.4 million for the three and six months ended June 30, 2013 and 2012, respectively.

3.                        Long-term debt:

Senior secured notes

On January 26, 2011, the Company issued its 8.375% Senior Secured Notes (the “Senior Notes”) due February 15, 2018, for an aggregate principal amount of $175.0 million in a private offering for resale to qualified institutional buyers pursuant to SEC Rule 144A. The Senior Notes are secured and bear interest at 8.375% per annum. Interest is payable in cash semiannually in arrears on February 15 and August 15, of each year, beginning on August 15, 2011. The Company received net proceeds of approximately $170.5 million after deducting $4.5 million of issuance costs that are included in deposits and other assets. The Company intends to use the net proceeds from the Senior Notes for general corporate purposes and/or repurchases of its common stock or its Convertible Notes, or special or recurring dividends to its stockholders. In the three and six months ended June 30, 2013 and the three and six months ended June 30, 2012, the Company incurred approximately $3.8 million, $7.6 million, $3.8 million and $7.6 million, respectively, of interest expense related to its Senior Notes.

Convertible senior notes

In June 2007, the Company issued its Convertible Notes for an aggregate principal amount of $200.0 million in a private offering for resale to qualified institutional buyers pursuant to SEC Rule 144A. The Convertible Notes mature on June 15, 2027, are unsecured, and bear interest at 1.00% per annum. The Convertible Notes will rank equally with any future senior debt and senior to any future subordinated debt and will be effectively subordinated to all existing and future liabilities of the Company’s subsidiaries and to any secured debt the Company may issue, to the extent of the value of the collateral. Interest is payable in cash semiannually in arrears on June 15 and December 15, of each year, beginning on December 15, 2007. The Company received net proceeds from the issuance of the Convertible Notes of approximately $195.1 million, after deducting the original issue discount of 2.25% and issuance costs. The discount and other issuance costs are being amortized to interest expense using the effective interest method through June 15, 2014, which is the earliest put date. In 2008, the Company purchased an aggregate of $108.0 million of face value of the Convertible Notes for $48.6 million in cash in a series of transactions.  As of June 30, 2013, the Convertible Notes are classified as a current liability since the earliest put date in June 2014 is within one year.

The debt and equity components for the Convertible Notes were as follows (in thousands):

	June 30,	December 31,
	2013	2012

Principal amount	$91,978	$91,978
Unamortized discount	(6,365)	(9,494)
Net carrying amount	85,613	82,484
Additional paid-in capital	74,933	74,933

At June 30, 2013, the unamortized discount had a remaining recognition period of approximately one year.  The amount of interest expense recognized and effective interest rate were as follows (in thousands):

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012

Contractual coupon interest	$230	$230	$460	$460
Amortization of discount and costs on Notes	1,585	1,456	3,136	2,880
Interest expense	$1,815	$1,686	$3,596	$3,340
Effective interest rate	8.7%	8.7%	8.7%	8.7%

4.                        Commitments and contingencies:

Current and potential litigation

In accordance with the accounting guidance for contingencies, the Company accrues its estimate of a contingent liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Where it is probable that a liability has been incurred and there is a range of expected loss for which no amount in the range is more likely than any other amount, the Company accrues at the low end of the range. The Company reviews its accruals at least quarterly and adjusts them to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular matter. The Company has taken certain positions related to its obligations for leased circuit and dark fiber costs which could result in a loss of up to $1.7 million in excess of the amount accrued at June 30, 2013.

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

Income taxes

In the normal course of business the Company takes positions on its tax returns that may be challenged by taxing authorities. The Company evaluates all uncertain tax positions to assess whether the position will more likely than not be sustained upon examination. If the Company determines that the tax position is more likely than not to be sustained, the Company records the amount of the benefit that is more likely than not to be realized when the tax position is settled. This liability, including accrued interest and penalties, is included in other long-term liabilities in the accompanying balance sheets and was approximately $1.7 million as of June 30, 2013 and $1.7 million as of December 31, 2012.  During the three and six months ended June 30, 2013 and 2012 the Company recognized approximately $17,000, $34,000, $84,000 and $160,000 in interest and penalties, respectively, related to its uncertain tax positions. The Company expects its liability for uncertain tax positions will decrease by approximately $0.4 million during the six months ended December 31, 2013 due to the expiration of certain statutes of limitation.  Actual changes in the liability for uncertain tax positions could be different than currently expected. If recognized, the total unrecognized tax benefits would lower the Company’s effective income tax rate.

Common stock buyback program

The Company’s board of directors has approved $50.0 million for purchases of the Company’s common stock under a buyback program (the “Buyback Program”).  There is approximately $45.8 million remaining for purchases under the Buyback Program. The Company purchased approximately 0.1 million shares for approximately $1.3 million during the three and six months ended June 30, 2012.  There were no purchases of common stock during 2013.

Dividends on common stock

Dividends are recorded as a reduction to accumulated deficit. Dividends on unvested restricted shares of common stock are paid as the awards vest. On February 20, 2013, the Company’s board of directors approved the payment of a dividend of $0.12 per common share to holders of record on March 4, 2013.  The $5.5 million dividend payment was made on March 15, 2013. On April 18, 2013, the Company’s board of directors approved the payment of a dividend of $0.13 per common share to holders of record on May 31, 2013.  The $6.1 million dividend payment was made on June 18, 2013. On August 7, 2013, the Company’s board of directors approved the payment of a dividend of $0.14 per common share to holders of record on September 5, 2013.  The estimated $6.4 million dividend payment is expected to be made on September 25, 2013.

The Company’s board of directors has approved an additional return of capital program for the Company’s shareholders.  Beginning in the third quarter of 2013, the Company plans on returning an additional $10.0 million to its shareholders through either stock buybacks or a special dividend or a combination of stock buybacks and a special dividend.  The aggregate payment under this program will total $10.0 million each quarter and this amount is in addition to the Company’s regular quarterly dividend payments.  The program is to continue until the Company’s net debt to trailing twelve months EBITDA as adjusted ratio reaches 2.5 to 1.0.

The payment of any future dividends and any other returns of capital will be at the discretion of the Company’s board of directors and may be reduced, eliminated or increased and will be dependent upon the Company’s financial position, results of operations, available cash, cash flow, capital requirements and other factors deemed relevant by the Company’s board of directors.

5.                        Related party transactions:

Office lease

The Company’s headquarters is located in an office building owned by Niobium LLC (a successor to 6715 Kenilworth Avenue Partnership). The two owners of the company are the Company’s Chief Executive Officer, David Schaeffer, who has a 51% interest in the partnership and his wife who has a 49% interest. The Company paid $0.1 million and $0.3 million in the three and six months ended June 30, 2013 and paid $0.2 million and $0.3 million in the three and six months ended June 30, 2012, for rent and related costs (including taxes and utilities) to this company, respectively. The lease ends on August 31, 2015.

6.                        Segment information:

The Company operates as one operating segment. The Company’s service revenue and long lived assets by geographic region are as follows (in thousands):

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Revenues
North America	$67,916	$62,394	$134,596	$124,137
Europe	17,887	15,423	35,761	30,567
Total	$85,803	$77,817	$170,357	$154,704

	June 30, 2013	December 31, 2012
Long lived assets, net
North America	$244,639	$225,060
Europe	84,104	86,162
Total	$328,743	$311,222

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

Our network is comprised of in-building riser facilities, metropolitan optical fiber networks, metropolitan traffic aggregation points and inter-city transport facilities. Our network is physically connected entirely through our facilities to 1,921 buildings in which we provide our on-net services, including over 1,330 multi-tenant office buildings. We also provide on-net services in carrier-neutral colocation facilities, Cogent controlled data centers and single-tenant office buildings. Because of our integrated network architecture, we are not dependent on local telephone companies to serve our on-net customers. We emphasize the sale of our on-net services because we believe we have a competitive advantage in providing these services and these services generate gross profit margins that are greater than the gross profit margins on our off-net services.

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

Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

The following summary table presents a comparison of our results of operations for the three months ended June 30, 2013 and 2012 with respect to certain key financial measures. The comparisons illustrated in the table are discussed in greater detail below.

	Three months ended June 30,		Percent
	2013	2012	Change
	(in thousands)
Service revenue	$85,803	$77,817	10.3%
On-net revenue	62,693	57,321	9.4%
Off-net revenue	22,604	19,868	13.8%
Non-core revenue	506	628	(19.4)%
Network operations expenses (1)	37,076	35,112	5.6%
Selling, general, and administrative expenses (2)	21,226	19,401	9.4%
Depreciation and amortization expenses	15,900	15,503	2.6%
Interest expense	10,216	8,988	13.7%
Income tax provision	367	752	(51.2)%

(1)  Includes equity-based compensation expenses of $126 and $118 in the three months ended June 30, 2013 and 2012, respectively, which, if excluded would have resulted in a period-to-period change of 5.6%.

(2)  Includes equity-based compensation expenses of $2,011 and $1,905 in the three months ended June 30, 2013 and 2012, respectively, which, if excluded would have resulted in a period-to-period change of 9.8%.

Service Revenue. Our service revenue increased 10.3% to $85.8 million for the three months ended June 30, 2013 from $77.8 million for the three months ended June 30, 2012. The impact of exchange rates resulted in an increase of revenues for the three months ended June 30, 2013 of approximately $0.2 million.  All foreign currency comparisons herein reflect our second quarter 2013 results translated at the average foreign currency exchange rates for the second quarter of 2012.  For the three months ended June 30, 2013 and 2012, on-net, off-net and non-core revenues represented 73.1%, 26.3% and 0.6% and 73.7%, 25.5% and 0.8% of our service revenue, respectively.

Revenues from our corporate and net centric customers represented 51.7% and 48.3% of total service revenue, respectively, for the three months ended June 30, 2013 and represented 51.5% and 48.5% of total service revenue, respectively, for the three months ended June 30, 2012.  Revenues from corporate customers increased 10.7% to $44.4 million for the three months ended June 30, 2013 from $40.1 million for the three months ended June 30, 2012.  Revenues from our net-centric customers increased 9.8% to $41.4 million for the three months ended June 30, 2013 from $37.7 million for the three months ended June 30, 2012.

Our on-net revenues increased 9.4% to $62.7 million for the three months ended June 30, 2013 from $57.3 million for the three months ended June 30, 2012. We increased the number of our on-net customer connections by 16.0% to approximately 31,900 at June 30, 2013 from approximately 27,500 at June 30, 2012. On-net customer connections increased at a greater rate than on-net revenues due to a decline in the average revenue per on-net customer connection, primarily from our net centric customers. This decline is partly attributed to volume and term based pricing discounts. On-net customers who cancel their service from our installed base of customers, in general, have greater average revenue per connection than new customers. These trends resulted in a reduction to our average revenue per on-net connection.

Our off-net revenues increased 13.8% to $22.6 million for the three months ended June 30, 2013 from $19.9 million for the three months ended June 30, 2012.  Our off-net revenues increased as we increased the number of our off-net customer connections by 15.3% to approximately 4,700 at June 30, 2013 from approximately 4,100 at June 30, 2012.

Our non-core revenues decreased 19.4% to $0.5 million for the three months ended June 30, 2013 from $0.6 million for the three months ended June 30, 2012. The number of our non-core customer connections decreased 8.5% to approximately 450 at June 30, 2013 from approximately 500 at June 30, 2012. We do not actively market these acquired non-core services and expect that the service revenue associated with them will continue to decline.

Network Operations Expenses. Network operations expenses include the costs of personnel associated with service delivery, network management, customer support, network facilities costs, fiber and equipment maintenance fees, leased circuit costs, and access and facilities fees paid to building owners. Non-cash equity-based compensation expense is included in network operations expenses consistent with the classification of the employee’s salary and other compensation. Our network operations expenses, including non-cash equity-based compensation expense, increased 5.6% to $37.1 million for the three months ended June 30, 2013 from $35.1 million for the three months ended June 30, 2012. The increase is primarily attributable to an increase in costs related to our network and facilities expansion activities and the increase in our off-net revenues.  When we provide off-net services we also assume the cost of the associated tail-circuits.  The impact of exchange rates resulted in an increase of network operations expenses for the three months ended June 30, 2013 of approximately $0.1 million.

Selling, General, and Administrative (“SG&A”) Expenses. Our SG&A expenses, including non-cash equity-based compensation expense, increased 9.4% to $21.2 million for the three months ended June 30, 2013 from $19.4 million for the three months ended June 30, 2012. Non-cash equity-based compensation expense is included in SG&A expenses consistent with the classification of the employee’s salary and other compensation and was $2.0 million for the three months ended June 30, 2013 and $1.9 million for the three months ended June 30, 2012. SG&A expenses increased primarily from an increase in salaries and related costs required to support our expansion and increase in our sales efforts. The impact of exchange rates did not have a material impact on our SG&A expenses for the three months ended June 30, 2013.

Depreciation and Amortization Expenses. Our depreciation and amortization expense increased 2.6% to $15.9 million for the three months ended June 30, 2013 from $15.5 million for the three months ended June 30, 2012. The increase is primarily due to the depreciation expense associated with the increase in deployed fixed assets. The impact of exchange rates did not have a material impact on our depreciation and amortization expenses for the three months ended June 30, 2013.

Interest Expense.  Interest expense results from interest incurred on our $175.0 million of 8.375% Senior Secured Notes (the “Senior Notes”) issued on January 26, 2011, our $92.0 million of 1.00% convertible senior notes (the “Convertible Notes”) issued in June 2007, and interest on our capital lease obligations.  Our interest expense increased 13.7% to $10.2 million for the three months ended June 30, 2013 from $9.0 million for the three months ended June 30, 2012.  The increase is attributed to interest expense related to an increase in our capital lease obligations and from an increase in interest expense from the amortization of the debt discount on our Convertible Notes. The impact of exchange rates did not have a material impact on our interest expense for the three months ended June 30, 2013.

Income Tax Provision.  Our income tax provision was $0.4 million for the three months ended June 30, 2013 and $0.8 million for the three months ended June 30, 2012. The income tax provision for the three months ended June 30, 2013 and three months ended June 30, 2012 includes foreign and U. S. state income taxes.

Buildings On-net. As of June 30, 2013 and 2012, we had a total of 1,921 and 1,799 on-net buildings connected to our network, respectively.

Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

The following summary table presents a comparison of our results of operations for the six months ended June 30, 2013 and 2012 with respect to certain key financial measures. The comparisons illustrated in the table are discussed in greater detail below.

	Six months ended June 30,		Percent
	2013	2012	Change
	(in thousands)
Service revenue	$170,357	$154,704	10.1%
On-net revenue	124,372	114,070	9.0%
Off-net revenue	44,913	39,368	14.1%
Non-core revenue	1,072	1,266	(15.3)%
Network operations expenses (1)	74,385	69,366	7.2%
Selling, general, and administrative expenses (2)	42,691	40,826	4.6%
Depreciation and amortization expenses	31,774	30,743	3.4%
Interest expense	20,084	17,982	11.7%
Income tax provision	700	192	264.6%

(1)  Includes equity-based compensation expenses of $281 and $201 in the six months ended June 30, 2013 and 2012, respectively, which, if excluded would have resulted in a period-to-period change of 7.1%.

(2)  Includes equity-based compensation expenses of $4,370 and $3,061 in the six months ended June 30, 2013 and 2012, respectively, which, if excluded would have resulted in a period-to-period change of 1.5%.

Service Revenue. Our service revenue increased 10.1% to $170.4 million for the six months ended June 30, 2013 from $154.7 million for the six months ended June 30, 2012. The impact of exchange rates resulted in an increase of revenues for the six months ended June 30, 2013 of approximately $0.3 million.  All foreign currency comparisons herein reflect our results for the six months ended June 30, 2013 translated at the average foreign currency exchange rates for the six months ended June 30, 2012.  For the six months ended June 30, 2013 and 2012, on-net, off-net and non-core revenues represented 73.0%, 26.4% and 0.6% and 73.7%, 25.5% and 0.8% of our service revenue, respectively.

Revenues from our corporate and net centric customers represented 51.3% and 48.7% of total service revenue, respectively, for the six months ended June 30, 2013 and represented 51.2% and 48.8% of total service revenue, respectively, for the six months ended June 30, 2012.  Revenues from corporate customers increased 10.3% to $87.4 million for the six months ended June 30, 2013 from $79.2 million for the six months ended June 30, 2012.  Revenues from our net-centric customers increased 9.9% to $83.0 million for the six months ended June 30, 2013 from $75.5 million for the six months ended June 30, 2012.

Our on-net revenues increased 9.0% to $124.4 million for the six months ended June 30, 2013 from $114.1 million for the six months ended June 30, 2012. We increased the number of our on-net customer connections by 16.0% to approximately 31,900 at June 30, 2013 from approximately 27,500 at June 30, 2012. On-net customer connections increased at a greater rate than on-net revenues due to a decline in the average revenue per on-net customer connection, primarily from our net centric customers. This decline is partly attributed to volume and term based pricing discounts. On-net customers who cancel their service from our installed base of customers, in general, have greater average revenue per connection than new customers. These trends resulted in a reduction to our average revenue per on-net connection.

Our off-net revenues increased 14.1% to $44.9 million for the six months ended June 30, 2013 from $39.4 million for the six months ended June 30, 2012.  Our off-net revenues increased as we increased the number of our off-net customer connections by 15.3% to approximately 4,700 at June 30, 2013 from approximately 4,100 at June 30, 2012.

Our non-core revenues decreased 15.3% to $1.1 million for the six months ended June 30, 2013 from $1.3 million for the six months ended June 30, 2012. The number of our non-core customer connections decreased 8.5% to approximately 450 at June 30, 2013 from approximately 500 at June 30, 2012. We do not actively market these acquired non-core services and expect that the service revenue associated with them will continue to decline.

Network Operations Expenses. Network operations expenses include the costs of personnel associated with service delivery, network management, customer support, network facilities costs, fiber and equipment maintenance fees, leased circuit costs, and access and facilities fees paid to building owners. Non-cash equity-based compensation expense is included in network operations expenses consistent with the classification of the employee’s salary and other compensation. Our network operations expenses, including non-cash equity-based compensation expense, increased 7.2% to $74.4 million for the six months ended June 30, 2013 from $69.4 million for the six months ended June 30, 2012. The increase is primarily attributable to an increase in costs related to our network and facilities expansion activities and the increase in our off-net revenues.  When we provide off-net services we also assume the cost of the associated tail-circuits.  The impact of exchange rates resulted in an increase of network operations expenses for the six months ended June 30, 2013 of approximately $0.2 million.

Selling, General, and Administrative (“SG&A”) Expenses. Our SG&A expenses, including non-cash equity-based compensation expense, increased 4.6% to $42.7 million for the six months ended June 30, 2013 from $40.8 million for the six months ended June 30, 2012. Non-cash equity-based compensation expense is included in SG&A expenses consistent with the classification of the employee’s salary and other compensation and was $4.4 million for the six months ended June 30, 2013 and $3.1 million for the six months ended June 30, 2012. SG&A expenses increased primarily from an increase in non-cash equity-based compensation expense and salaries and related costs required to support our expansion and increase in our sales efforts partly offset by a decrease in our bad debt expense of approximately $1.5 million. Bad debt expense for the six months ended June 30, 2012 included amounts related to the loss of our largest customer in January 2012. The impact of exchange rates did not have a material impact on our SG&A expenses for the six months ended June 30, 2013.

Depreciation and Amortization Expenses. Our depreciation and amortization expense increased 3.4% to $31.8 million for the six months ended June 30, 2013 from $30.7 million for the six months ended June 30, 2012. The increase is primarily due to the depreciation expense associated with the increase in deployed fixed assets. The impact of exchange rates did not have a material impact on our depreciation and amortization expenses for the six months ended June 30, 2013.

Interest Expense.  Interest expense results from interest incurred on our $175.0 million of 8.375% Senior Secured Notes (the “Senior Notes”) issued on January 26, 2011, our $92.0 million of 1.00% convertible senior notes (the “Convertible Notes”) issued in June 2007, and interest on our capital lease obligations.  Our interest expense increased 11.7% to $20.1 million for the six months ended June 30, 2013 from $18.0 million for the six months ended June 30, 2012.  The increase is attributed to interest expense related to an increase in our capital lease obligations and from an increase in interest expense from the amortization of the debt discount on our Convertible Notes. The impact of exchange rates did not have a material impact on our interest expense for the six months ended June 30, 2013.

Income Tax Provision.  Our income tax provision was $0.7 million for the six months ended June 30, 2013 and $0.2 million for the six months ended June 30, 2012. The income tax provision for the six months ended June 30, 2013 and six months ended June 30, 2012 includes foreign and U. S. state income taxes.  Additionally, during the six months ended June 30, 2012 we reversed approximately $0.7 million of a liability for an uncertain tax position due to the resolution of certain state income tax issues pursuant to the completion of an audit.

Buildings On-net. As of June 30, 2013 and 2012, we had a total of 1,921 and 1,799 on-net buildings connected to our network, respectively.

Liquidity and Capital Resources

In assessing our liquidity, management reviews and analyzes our current cash balances, accounts receivable, accounts payable, accrued liabilities, capital expenditure commitments, and required capital lease and debt payments and other obligations.

Cash Flows

The following table sets forth our consolidated cash flows for the six months ended June 30, 2013 and six months ended June 30, 2012.

	Six months ended June 30,
(in thousands)	2013	2012
Net cash provided by operating activities	$37,665	$32,157
Net cash used in investing activities	(28,769)	(22,743)
Net cash used in financing activities	(17,942)	(9,870)
Effect of exchange rates on cash	(904)	(524)
Net decrease in cash and cash equivalents during period	$(9,950)	$(980)

Net Cash Provided by Operating Activities.  Our primary sources of operating cash are receipts from our customers who are billed on a monthly basis for our services. Our primary uses of operating cash are payments made to our vendors, employees and interest payments made to our capital lease vendors and our note holders. Net cash provided by operating activities was $37.7 million for the six months ended June 30, 2013 compared to net cash provided by operating activities of $32.2 million for the six months ended June 30, 2012. The change in cash provided by operating activities is primarily due to an increase in our operating income.

Net Cash Used In Investing Activities.  Net cash used in investing activities was $28.8 million for the six months ended June 30, 2013 and $22.7 million for the six months ended June 30, 2012.  Our primary use of investing cash is for purchases of property and equipment. Purchases of property and equipment were $28.8 million and $22.9 million for the six months ended June 30, 2013 and 2012, respectively. The changes in purchases of property and equipment are primarily due to the timing and scope of our network expansion activities including geographic expansion and adding buildings to our network.

Net Cash Used In Financing Activities.  Net cash used in financing activities was $17.9 million for the six months ended June 30, 2013 and $9.9 million for the six months ended June 30, 2012.  Our primary use of financing cash is for principal payments under our capital lease obligations and dividend payments made to our shareholders. Additionally, financing activities include amounts paid under our stock buyback program. During the six months ended June 30, 2012 we paid approximately $1.3 million for purchases of our common stock.  There were no stock purchases in the six months ended June 30, 2013.  Principal payments under our capital lease were $7.0 million and $8.8 million for the six months ended June 30, 2013 and 2012, respectively.  We began paying a quarterly dividend on our common stock in the third quarter of 2012.  During the six months ended June 30, 2013 we paid $11.6 million for our first quarter 2013 and second quarter 2013 dividend payments.

Cash Position and Indebtedness

Our total indebtedness, net of discount, at June 30, 2013 was $412.5 million and our total cash and cash equivalents were $237.3 million. Our total indebtedness at June 30, 2013 includes $151.9 million of capital lease obligations for dark fiber primarily under long term IRU agreements.

Common Stock Buyback Program

Our board of directors has approved $50.0 million of purchases of the Company’s common stock under a buyback program (the “Buyback Program”).  There is approximately $45.8 million remaining for purchases under the Buyback Program.  We purchased approximately 0.1 million shares for approximately $1.3 million during the three and six months ended June 30, 2012.  There were no purchases of common stock during the other periods presented herein.

Dividends on Common Stock

Dividends are recorded as a reduction to accumulated deficit. Dividends on unvested restricted shares of common stock are paid as the awards vest. On February 20, 2013, our board of directors approved the payment of a dividend of $0.12 per common share to holders of record on March 4, 2013.  The $5.5 million dividend payment was made on March 15, 2013. On April 18, 2013, our board of directors approved the payment of a dividend of $0.13 per common share to holders of record on May 31, 2013.  The $6.1 million dividend payment was made on June 18, 2013. On August 7, 2013, our board of directors approved the payment of a dividend of $0.14 per common share to holders of record on September 5, 2013.  The estimated $6.4 million dividend payment is expected to be made on September 25, 2013.

Our board of directors has approved an additional return of capital program for our shareholders.  Beginning in the third quarter of 2013 we plan on returning an additional $10.0 million to our shareholders through either stock buybacks or a special dividend or a combination of buybacks and a special dividend.  The aggregate payment under this program will total $10.0 million each quarter and this amount is in addition to our regular quarterly dividend payments.  The program is to continue until our net debt to trailing twelve months EBITDA as adjusted ratio reaches 2.5 to 1.0.

The payment of any future dividends and any other returns of capital will be at the discretion of our board of directors and may be reduced, eliminated or increased and will be dependent upon our financial position, results of operations, available cash, cash flow, capital requirements and other factors deemed relevant by our board of directors.

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

Critical Accounting Policies and Significant Estimates

Management believes that as of June 30, 2013, there have been no material changes to our critical accounting policies and significant estimates from those listed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2012.

ITEM 3.                          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Management believes that as of June 30, 2013, there have been no material changes to our exposures to market risk from those disclosed in Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” of our annual report on Form 10-K for the year ended December 31, 2012.

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

ITEM 5.           OTHER INFORMATION

On August 7, 2013 the Board of Directors reduced the size of the board from 7 to 6 directors thereby eliminating the vacant position caused by the resignation of Erel Margalit on July 26, 2013. Mr. Margalit resigned as a result of his election to the Israeli parliament. His resignation was not due to any disagreement with management or company policies.

ITEM 6.           EXHIBITS.

(a) Exhibits

Exhibit Number	Description
10.1	Ernest Ortega Severance Agreement with Cogent Communications Group, Inc. (filed as Exhibit 10.1 to report on form 8-K dated August 1, 2013 and incorporated herein by reference).
10.2	Restricted Stock Award to Ernest Ortega (filed as Exhibit 10.2 to report on form 8-K dated August 1, 2013 and incorporated herein by reference).
31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer (furnished herewith)
32.2	Certification of Chief Financial Officer (furnished herewith)
101.1

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2013	COGENT COMMUNICATIONS GROUP, INC.

	By:	/s/ David Schaeffer
Name: David Schaeffer
Title: Chairman of the Board and Chief Executive Officer

Date: August 8, 2013	By:	/s/ Thaddeus G. Weed
Name: Thaddeus G. Weed
Title: Chief Financial Officer (Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description
31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer (furnished herewith)
32.2	Certification of Chief Financial Officer (furnished herewith)
101.1

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (furnished herewith).