Form 10-Q
period 2013-09-30
COGENT COMMUNICATIONS GROUP INC
filed 2013-11-08
CIK 1158324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

Common Stock, $.001 par value 47,358,921 Shares Outstanding as of October 31, 2013

INDEX

	PART I FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets of Cogent Communications Group, Inc., and Subsidiaries as of September 30, 2013 (Unaudited) and December 31, 2012	3
	Condensed Consolidated Statements of Comprehensive Income of Cogent Communications Group, Inc., and Subsidiaries for the Three Months Ended September 30, 2013 and September 30, 2012 (Unaudited)	4
	Condensed Consolidated Statements of Comprehensive Income of Cogent Communications Group, Inc., and Subsidiaries for the Nine Months Ended September 30, 2013 and September 30, 2012 (Unaudited)	5
	Condensed Consolidated Statements of Cash Flows of Cogent Communications Group, Inc., and Subsidiaries for the Nine months Ended September 30, 2013 and September 30, 2012 (Unaudited)	6
	Notes to Interim Condensed Consolidated Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17
Item 4.	Controls and Procedures	17

	PART II OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 6.	Exhibits	17
SIGNATURES		19
CERTIFICATIONS

PART I FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2013 AND DECEMBER 31, 2012

(IN THOUSANDS, EXCEPT SHARE DATA)

	September 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$304,775	$247,285
Accounts receivable, net of allowance for doubtful accounts of $1,905 and $3,083, respectively	28,703	23,990
Prepaid expenses and other current assets	12,843	9,978
Total current assets	346,321	281,253
Property and equipment, net	331,763	311,175
Deposits and other assets - $445 and $442 restricted, respectively	14,169	14,103
Total assets	$692,253	$606,531

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12,176	$14,734
Accrued liabilities	23,935	26,519
Convertible senior notes - current portion, net of discount of $4,750 (Note 3)	87,228	—
Current maturities, capital lease obligations	8,572	10,487
Total current liabilities	131,911	51,740
Senior secured notes, including premium of $5,710 and $0, respectively (Note 3)	245,710	175,000
Capital lease obligations, net of current maturities	148,822	127,461
Convertible senior notes, net of discount of $9,494 (Note 3)	—	82,484
Other long term liabilities	10,775	10,067
Total liabilities	537,218	446,752
Commitments and contingencies:
Stockholders’ equity:
Common stock, $0.001 par value; 75,000,000 shares authorized; 47,343,921 and 47,116,644 shares issued and outstanding, respectively	47	47
Additional paid-in capital	505,787	497,349
Accumulated other comprehensive income — foreign currency translation	1,541	667
Accumulated deficit	(352,340)	(338,284)
Total stockholders’ equity	155,035	159,779
Total liabilities and stockholders’ equity	$692,253	$606,531

The accompanying notes are an integral part of these condensed consolidated balance sheets.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND SEPTEMBER 30, 2012

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012
	(Unaudited)	(Unaudited)
Service revenue	$87,761	$79,656
Operating expenses:
Network operations (including $114 and $166 of equity-based compensation expense, respectively, exclusive of depreciation and amortization shown separately below)	37,441	36,541
Selling, general, and administrative (including $1,947 and $2,364 of equity-based compensation expense, respectively)	21,719	19,473
Depreciation and amortization	16,024	15,610
Total operating expenses	75,184	71,624
Operating income	12,577	8,032
Interest income and other, net	292	397
Interest expense	(10,568)	(9,015)
Income (loss) before income taxes	2,301	(586)
Income tax (provision) benefit	(179)	492
Net income (loss)	$2,122	$(94)

Comprehensive income:
Net income (loss)	$2,122	$(94)
Foreign currency translation adjustment	2,341	1,501
Comprehensive income	$4,463	$1,407

Basic and diluted net income (loss) per common share	$0.05	$(0.00)

Dividends declared per common share	$0.14	$0.10

Weighted-average common shares - basic	46,171,194	45,377,732

Weighted-average common shares - diluted	46,823,167	45,377,732

The accompanying notes are an integral part of these condensed consolidated statements.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND SEPTEMBER 30, 2012

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
	(Unaudited)	(Unaudited)
Service revenue	$258,118	$234,360
Operating expenses:
Network operations (including $395 and $367 of equity-based compensation expense, respectively, exclusive of depreciation and amortization shown separately below)	111,825	105,992
Selling, general, and administrative (including $6,317 and $5,425 of equity-based compensation expense, respectively)	64,410	60,217
Depreciation and amortization	47,798	46,353
Total operating expenses	224,033	212,562
Operating income	34,085	21,798
Interest income and other, net	1,537	926
Interest expense	(30,653)	(26,998)
Income (loss) before income taxes	4,969	(4,274)
Income tax (provision) benefit	(879)	299
Net income (loss)	$4,090	$(3,975)

Comprehensive income (loss):
Net income (loss)	$4,090	$(3,975)
Foreign currency translation adjustment	874	56
Comprehensive income (loss)	$4,964	$(3,919)

:
Basic and diluted net income (loss) per common share	$0.09	$(0.09)

Dividends declared per common share	$0.39	$0.10

Weighted-average common shares - basic	46,145,642	45,411,958

Weighted-average common shares - diluted	46,905,154	45,411,958

The accompanying notes are an integral part of these condensed consolidated statements.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND SEPTEMBER 30, 2012

(IN THOUSANDS)

	Nine months Ended September 30, 2013	Nine months Ended September 30, 2012
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$4,090	$(3,975)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	47,798	46,353
Amortization of debt discount and premium	4,696	4,478
Equity-based compensation expense (net of amounts capitalized)	6,712	5,792
Gains - dispositions of assets and other, net	(24)	(198)
Changes in assets and liabilities:
Accounts receivable	(4,509)	(2,963)
Prepaid expenses and other current assets	(2,767)	(73)
Accounts payable, accrued liabilities and other long-term liabilities	(4,478)	(2,233)
Deferred income taxes	418	1,115
Deposits and other assets	627	(650)
Net cash provided by operating activities	52,563	47,646
Cash flows from investing activities:
Purchases of property and equipment	(38,936)	(34,051)
Proceeds from dispositions of assets	42	120
Net cash used in investing activities	(38,894)	(33,931)
Cash flows from financing activities:
Dividends paid	(18,146)	(4,537)
Net proceeds from issuance of senior secured notes	69,882	—
Purchases of common stock	—	(1,265)
Proceeds from exercises of stock options	974	330
Principal payments of capital lease obligations	(8,930)	(14,433)
Net cash provided by (used in) financing activities	43,780	(19,905)
Effect of exchange rates changes on cash	41	47
Net increase (decrease) in cash and cash equivalents	57,490	(6,143)
Cash and cash equivalents, beginning of period	247,285	238,207
Cash and cash equivalents, end of period	$304,775	$232,064

Supplemental disclosure of non-cash financing activities:
Capital lease obligations incurred	$27,649	$9,953

The accompanying notes are an integral part of these condensed consolidated statements.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.                        Description of the business and recent developments:

Description of business

Cogent Communications Group, Inc. (the “Company”) is a Delaware corporation and is headquartered in Washington, DC. The Company is a facilities-based provider of low-cost, high-speed Internet access and Internet Protocol (“IP”) communications services. The Company’s network is specifically designed and optimized to transmit data using IP. The Company delivers its services to small and medium-sized businesses, communications service providers and other bandwidth-intensive organizations in North America, Europe and Japan.

The Company offers on-net Internet access services exclusively through its own facilities, which run from its network to its customers’ premises. The Company provides on-net Internet access services to net-centric and corporate customers.  Because of its integrated network architecture, the Company is not dependent on local telephone companies to serve its on-net customers. The Company’s on-net service consists of high-speed Internet access and IP connectivity ranging from 100 Megabits per second to 10 Gigabits per second of bandwidth. The Company offers its on-net services to customers located in buildings that are physically connected to its network. The Company’s net-centric customers include bandwidth-intensive users such as universities, other Internet service providers, telephone companies, cable television companies, web hosting companies, content delivery networks and commercial content and application providers. These net-centric customers generally receive the Company’s services in colocation facilities and in the Company’s data centers. The Company operates data centers throughout North America and Europe that allow customers to collocate their equipment and access the Company’s network.  The Company’s corporate customers are located in multi-tenant office buildings and typically include law firms, financial services firms, advertising and marketing firms and other professional services businesses.

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

Financial instruments

At September 30, 2013 the carrying amount of cash and cash equivalents, accounts receivable, prepaid and other current assets, accounts payable and accrued expenses approximated fair value because of the short-term nature of these instruments. The Company measures its cash equivalents at amortized cost, which approximates fair value based upon quoted market prices (Level 1). Based upon recent trading prices (Level 2 — market approach) at September 30, 2013 the fair value of the Company’s $92.0 million convertible senior notes was $90.4 million. Based upon recent trading prices (Level 2 — market approach) at September 30, 2013 the fair value of the Company’s $240.0 million senior secured notes was $263.0 million.

The Company was party to letters of credit totaling $0.4 million as of September 30, 2013. These letters of credit are secured by investments that are restricted and included in other assets.

Basic and diluted earnings per common share

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

Shares of restricted stock are included in the computation of basic EPS as they vest and are included in diluted EPS, to the extent they are dilutive, determined using the treasury stock method. As of September 30, 2013 and 2012, 1.2 million and 1.8 million unvested shares of restricted common stock, respectively, are not included in the computation of basic and diluted income (loss) per share, as the shares were not vested.

Using the “if-converted” method, the shares issuable upon conversion of the Company’s 1.00% Convertible Senior Notes (the “Convertible Notes”) were anti-dilutive for the three and nine months ended September 30, 2013 and 2012. Accordingly, the impact has been excluded from the computation of diluted loss per share. The Convertible Notes are convertible into shares of the Company’s common stock at an initial conversion price of $49.18 per share, yielding 1.9 million shares at September 30, 2013 and 2012.

The Company computes the dilutive effect of outstanding options using the treasury stock method. For the three and nine months ended September 30, 2012, options to purchase 0.2 million shares of common stock are not included in the computation of diluted loss per share as the effect would be anti-dilutive. For the three and nine months ended September 30, 2013, options to purchase 0.1 million shares of common stock are not included in the computation of diluted loss per share as the effect would be anti-dilutive. For the three and nine months ended September 30, 2013, and the three and nine months ended September 30, 2012, the Company’s employees exercised options for 15,839, 72,802, 15,002 and 33,504 common shares, respectively.

The following details the determination of diluted weighted average shares for the three and nine months ended September 30, 2013:

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Weighted average common shares - basic	46,171,194	46,145,642
Dilutive effect of stock options	70,557	76,632
Dilutive effect of restricted stock	581,416	682,880
Weighted average common shares - diluted	46,823,167	46,905,154

2.                        Property and equipment:

Depreciation and amortization expense related to property and equipment and capital leases was $16.0 million, $47.8 million, $15.6 million and $46.2 million for the three and nine months ended September 30, 2013 and 2012, respectively. The Company capitalized salaries and related benefits of employees working directly on the construction and build-out of its network of $1.8 million, $5.6 million, $1.8 million and $5.2 million for the three and nine months ended September 30, 2013 and 2012, respectively.

3.                        Long-term debt:

Senior secured notes

On January 26, 2011 and on August 19, 2013, the Company issued its 8.375% Senior Secured Notes (the “Senior Notes”) due February 15, 2018, for aggregate principal amounts of $175.0 million and $65.0 million, respectively, in private offerings for resale to qualified institutional buyers pursuant to SEC Rule 144A. The Senior Notes are secured and bear interest at 8.375% per annum. Interest is payable in cash semiannually in arrears on February 15 and August 15, of each year. On January 26, 2011, the Company received net proceeds of $170.5 million after deducting $4.5 million of issuance costs from issuing $175.0 million of Senior Notes. On August 19, 2013, the Company received net proceeds of approximately $69.9 million after deducting $1.0 million of issuance costs from issuing $65.0 million of Senior Notes. The Senior Notes sold in August 2013 were sold at 109.00% of par value. The $5.9 million premium is being amortized as a reduction to interest expense to the maturity date using the effective interest rate method.  Issuance costs are included in deposits and other assets. The net proceeds from the Senior Notes are intended to be used for general corporate purposes, the buyback of the Company’s Convertible Notes if the holders exercise their put, and/or repurchases of its common stock or Convertible Notes or special or recurring dividends to the Company’s stockholders.  In the three and nine months ended September 30, 2013 and September 30, 2012, the Company incurred approximately $4.3 million, $11.9 million, $3.8 million and $11.4 million, respectively, of interest expense related to its Senior Notes.

Convertible senior notes

In September 2007, the Company issued its Convertible Notes for an aggregate principal amount of $200.0 million in a private offering for resale to qualified institutional buyers pursuant to SEC Rule 144A. The Convertible Notes mature on September 15, 2027, are unsecured, and bear interest at 1.00% per annum. The Convertible Notes will rank equally with any future senior debt and senior to any future subordinated debt and will be effectively subordinated to all existing and future liabilities of the Company’s subsidiaries and to any secured debt the Company may issue, to the extent of the value of the collateral. Interest is payable in cash semiannually in arrears on September 15 and December 15, of each year. The Company received net proceeds from the issuance of the Convertible Notes of approximately $195.1 million, after deducting the original issue discount of 2.25% and issuance costs. The discount and other issuance costs are being amortized to interest expense using the effective interest method through June 15, 2014, which is the earliest put date. In 2008, the Company purchased an aggregate of $108.0 million of face value of the Convertible Notes for $48.6 million in cash in a series of transactions.  As of September 30, 2013, the Convertible Notes are classified as a current liability since the earliest put date in June 2014 is within one year.

The debt and equity components for the Convertible Notes were as follows (in thousands):

	September 30,	December 31,
	2013	2012

Principal amount	$91,978	$91,978
Unamortized discount	(4,750)	(9,494)
Net carrying amount	87,228	82,484
Additional paid-in capital	74,933	74,933

At September 30, 2013, the unamortized discount had a remaining recognition period of nine months.  The amount of interest expense recognized and effective interest rate were as follows (in thousands):

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012

Contractual coupon interest	$230	$230	$690	$690
Amortization of discount and costs on Notes	1,619	1,486	4,755	4,367
Interest expense	$1,849	$1,716	$5,445	$5,057
Effective interest rate	8.7%	8.7%	8.7%	8.7%

4.                        Commitments and contingencies:

Current and potential litigation

In accordance with the accounting guidance for contingencies, the Company accrues its estimate of a contingent liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Where it is probable that a liability has been incurred and there is a range of expected loss for which no amount in the range is more likely than any other amount, the Company accrues at the low end of the range. The Company reviews its accruals at least quarterly and adjusts them to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular matter. The Company has taken certain positions related to its obligations for leased circuit and dark fiber costs which could result in a loss of up to $1.8 million in excess of the amount accrued at September 30, 2013.

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

Income taxes

In the normal course of business the Company takes positions on its tax returns that may be challenged by taxing authorities. The Company evaluates all uncertain tax positions to assess whether the position will more likely than not be sustained upon examination. If the Company determines that the tax position is more likely than not to be sustained, the Company records the amount of the benefit that is more likely than not to be realized when the tax position is settled. This liability, including accrued interest and penalties, is included in other long-term liabilities in the accompanying balance sheets and was $1.4 million as of September 30, 2013 and $1.7 million as of December 31, 2012.  During the three and nine months ended September 30, 2013 and 2012 the Company recognized $8,000, $43,000, $39,000 and $192,000 in interest and penalties, respectively, related to its uncertain tax positions. The Company does not expect its liability for uncertain tax positions to decrease during the three months ended December 31, 2013.  Actual changes in the liability for uncertain tax positions could be different than currently expected. If recognized, the total unrecognized tax benefits would lower the Company’s effective income tax rate.

At each balance sheet date, the Company assesses the likelihood that it will be able to realize its deferred tax assets. The Company considers all available positive and negative evidence in assessing the need for a valuation allowance.  As of September 30, 2013 and December 31, 2012, the Company did not have a valuation allowance against its Canadian deferred tax assets, nor against the deferred tax assets of certain state and local jurisdictions.  The Company continues to maintain a valuation allowance against its U.S. federal and certain state deferred tax assets as well as its European and other foreign deferred tax assets, the effect of which is to substantially reduce the Company’s effective tax rate as the tax expense or benefit recorded at the statutory tax rate is offset by a corresponding expense or benefit resulting from the change in the valuation allowance. The Company will analyze its position in subsequent reporting periods, considering all available positive and negative evidence, in determining the expected realization of its deferred tax assets. There is a reasonable possibility that the Company will no longer require a valuation allowance against its US federal and its remaining state jurisdiction deferred tax assets in future periods.

Common stock buyback program

The Company’s board of directors has approved $50.0 million for purchases of the Company’s common stock under a buyback program (the “Buyback Program”).  There is approximately $45.8 million remaining for purchases under the Buyback Program. The Company purchased approximately 0.1 million shares for approximately $1.3 million during the nine months ended September 30, 2012.  There were no purchases of common stock during 2013.

Dividends on common stock

Dividends are recorded in the Company’s accumulated deficit. Dividends on unvested restricted shares of common stock are paid as the awards vest. The Company’s initial dividend payment was made in the third quarter of 2012. On November 6, 2013, the Company’s board of directors approved the payment of a dividend of $0.15 per common share to holders of record on November 27, 2013.  The estimated $7.0 million dividend payment is expected to be made on December 20, 2013.  A summary of the Company’s quarterly dividends paid since the initial dividend payment is as follows (in thousands):

Dividend Period	Amount per Common Share	Record Date	Payment Date	Dividends Paid
Q3 2012	$0.10	August 22, 2012	September 12, 2012	$4,537
Q4 2012	$0.11	November 21, 2012	December 12, 2102	$5,012
Q1 2013	$0.12	March 4, 2013	March 15, 2013	$5,489
Q2 2013	$0.13	May 31, 2013	June 18, 2013	$6,145
Q3 2013	$0.14	September 5, 2013	September 25, 2013	$6,512

The Company’s board of directors has approved an additional return of capital program (the “Capital Program”) for the Company’s shareholders.  The Company plans on returning an additional $10.0 million to its shareholders each quarter through either stock buybacks or a special dividend or a combination of stock buybacks and a special dividend.  The aggregate payment under this program will total at least $10.0 million each quarter and this amount is in addition to the Company’s regular quarterly dividend payments, described above.  The Company’s board of directors has approved the initial $10.0 million ($0.22 per share) quarterly dividend payment under the Capital Program to be paid to holders of record on November 27, 2013 and to be paid on December 20, 2013.  The total dividend to be paid on December 20, 2013 will be $0.37 per share.

The payment of any future dividends and any other returns of capital will be at the discretion of the Company’s board of directors and may be reduced, eliminated or increased and will be dependent upon the Company’s financial position, results of operations, available cash, cash flow, capital requirements and other factors deemed relevant by the Company’s board of directors.

5.                        Related party transactions:

Office lease

The Company’s headquarters is located in an office building owned by Niobium LLC.  The two owners of Niobium LLC are the Company’s Chief Executive Officer, David Schaeffer, who has a 51% interest and his wife who has a 49% interest. The Company paid $0.2 million and $0.5 million in the three and nine months ended September 30, 2013 and paid $0.1 million and $0.4 million in the three and nine months ended September 30, 2012, for rent and related costs (including taxes and utilities) to this company, respectively. The lease ends on August 31, 2015.

6.                        Segment information:

The Company operates as one operating segment. The Company’s service revenue and long lived assets by geographic region are as follows (in thousands):

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Revenues
North America	$69,327	$63,608	$203,923	$187,745
Europe	18,434	16,048	54,195	46,615
Total	$87,761	$79,656	$258,118	$234,360

	September 30, 2013	December 31, 2012
Long lived assets, net
North America	$243,662	$225,060
Europe	88,141	86,162
Total	$331,803	$311,222

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

General Overview

We are a leading facilities-based provider of low-cost, high-speed Internet access and IP communications services. Our network is specifically designed and optimized to transmit data using IP. We deliver our services to small and medium-sized businesses, communications service providers and other bandwidth-intensive organizations in North America, Europe and in Japan.

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

Our network is comprised of in-building riser facilities, metropolitan optical fiber networks, metropolitan traffic aggregation points and inter-city transport facilities. Our network is physically connected entirely through our facilities to 1,955 buildings in which we provide our on-net services, including 1,356 multi-tenant office buildings. We also provide on-net services in carrier-neutral colocation facilities, Cogent controlled data centers and single-tenant office buildings. Because of our integrated network architecture, we are not dependent on local telephone companies to serve our on-net customers. We emphasize the sale of our on-net services because we believe we have a competitive advantage in providing these services and these services generate gross profit margins that are greater than the gross profit margins on our off-net services.

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

Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

The following summary table presents a comparison of our results of operations for the three months ended September 30, 2013 and 2012 with respect to certain key financial measures. The comparisons illustrated in the table are discussed in greater detail below.

	Three months ended September 30,		Percent
	2013	2012	Change
	(in thousands)
Service revenue	$87,761	$79,656	10.2%
On-net revenue	64,548	58,138	11.0%
Off-net revenue	22,767	20,912	8.9%
Non-core revenue	446	606	(26.4)%
Network operations expenses (1)	37,441	36,541	2.5%
Selling, general, and administrative expenses (2)	21,719	19,473	11.5%
Depreciation and amortization expenses	16,024	15,610	2.7%
Interest expense	10,568	9,015	17.2%
Income tax (provision) benefit	(179)	492	136.4%

(1)  Includes equity-based compensation expenses of $114 and $166 in the three months ended September 30, 2013 and 2012, respectively, which, if excluded would have resulted in a period-to-period change of 2.6%.

(2)  Includes equity-based compensation expenses of $1,947 and $2,364 in the three months ended September 30, 2013 and 2012, respectively, which, if excluded would have resulted in a period-to-period change of 15.6%.

Service Revenue. Our service revenue increased 10.2% to $87.8 million for the three months ended September 30, 2013 from $79.7 million for the three months ended September 30, 2012. The impact of exchange rates resulted in an increase of revenues for the three months ended September 30, 2013 of approximately $0.8 million.  All foreign currency comparisons herein reflect our third quarter 2013 results translated at the average foreign currency exchange rates for the third quarter of 2012.  For the three months ended September 30, 2013 and 2012, on-net, off-net and non-core revenues represented 73.6%, 25.9% and 0.5% and 73.0%, 26.3% and 0.7% of our service revenue, respectively.

Revenues from our corporate and net centric customers represented 52.2% and 47.8% of total service revenue, respectively, for the three months ended September 30, 2013 and represented 52.3% and 47.7% of total service revenue, respectively, for the three months ended September 30, 2012.  Revenues from corporate customers increased 9.9% to $45.8 million for the three months ended September 30, 2013 from $41.7 million for the three months ended September 30, 2012.  Revenues from our net-centric customers increased 10.4% to $41.9 million for the three months ended September 30, 2013 from $38.0 million for the three months ended September 30, 2012.

Our on-net revenues increased 11.0% to $64.5 million for the three months ended September 30, 2013 from $58.1 million for the three months ended September 30, 2012. We increased the number of our on-net customer connections by 15.5% to approximately 33,300 at September 30, 2013 from approximately 28,800 at September 30, 2012. On-net customer connections increased at a greater rate than on-net revenues due to a decline in the average revenue per on-net customer connection, primarily from our net centric customers. This decline is partly attributed to volume and term based pricing discounts. On-net customers who cancel their service from our installed base of customers, in general, have greater average revenue per connection than new customers. These trends resulted in a reduction to our average revenue per on-net connection.

Our off-net revenues increased 8.9% to $22.8 million for the three months ended September 30, 2013 from $20.9 million for the three months ended September 30, 2012.  Our off-net revenues increased as we increased the number of our off-net customer connections by 14.7% to approximately 4,890 at September 30, 2013 from approximately 4,260 at September 30, 2012.

Our non-core revenues decreased 26.4% to $0.4 million for the three months ended September 30, 2013 from $0.6 million for the three months ended September 30, 2012. The number of our non-core customer connections decreased 8.7% to approximately 440 at September 30, 2013 from approximately 480 at September 30, 2012. We do not actively market these acquired non-core services and expect that the service revenue associated with them will continue to decline.

Network Operations Expenses. Network operations expenses include the costs of personnel associated with service delivery, network management, customer support, network facilities costs, fiber and equipment maintenance fees, leased circuit costs, and access and facilities fees paid to building owners. Non-cash equity-based compensation expense is included in network operations expenses consistent with the classification of the employee’s salary and other compensation. Our network operations expenses, including non-cash equity-based compensation expense, increased 2.5% to $37.4 million for the three months ended September 30, 2013 from $36.5 million for the three months ended September 30, 2012. The increase is primarily attributable to an increase in costs related to our network and facilities expansion activities and the increase in our off-net revenues.  When we provide off-net services we also assume the cost of the associated tail-circuits.  The impact of exchange rates resulted in an increase of network operations expenses for the three months ended September 30, 2013 of approximately $0.4 million.

Selling, General, and Administrative (“SG&A”) Expenses. Our SG&A expenses, including non-cash equity-based compensation expense, increased 11.5% to $21.7 million for the three months ended September 30, 2013 from $19.5 million for the three months ended September 30, 2012. Non-cash equity-based compensation expense is included in SG&A expenses consistent with the classification of the employee’s salary and other compensation and was $1.9 million for the three months ended September 30, 2013 and $2.4 million for the three months ended September 30, 2012. SG&A expenses increased primarily from an increase in salaries and related costs required to support our expansion and increase in our sales efforts. The impact of exchange rates resulted in an increase on our SG&A expenses for the three months ended September 30, 2013 of approximately $0.2 million.

Depreciation and Amortization Expenses. Our depreciation and amortization expense increased 2.7% to $16.0 million for the three months ended September 30, 2013 from $15.6 million for the three months ended September 30, 2012. The increase is primarily due to the depreciation expense associated with the increase in deployed fixed assets. The impact of exchange rates did not have a material impact on our depreciation and amortization expenses for the three months ended September 30, 2013.

Interest Expense.  Interest expense results from interest incurred on our $65.0 million of Senior Secured Notes issued on August 19, 2013, our $175.0 million of 8.375% Senior Secured Notes issued on January 26, 2011, our $92.0 million of 1.00% convertible senior notes (the “Convertible Notes”) issued in June 2007, and interest on our capital lease obligations.  Our interest expense increased 17.2% to $10.6 million for the three months ended September 30, 2013 from $9.0 million for the three months ended September 30, 2012.  The increase is attributed to interest expense related to an increase in our capital lease obligations, from the issuance of $65.0 million of Senior Secured Notes in August 2013 and an increase in interest expense from the amortization of the debt discount on our Convertible Notes. The impact of exchange rates did not have a material impact on our interest expense for the three months ended September 30, 2013.

Income Tax Provision.  Our income tax provision was $0.2 million for the three months ended September 30, 2013 and our income tax benefit was $0.5 million for the three months ended September 30, 2012. Our income tax provision for the three months ended September 30, 2013 and the three months ended September 30, 2012 includes provisions for U.S. state and foreign income taxes. During the three months ended September 30, 2012 we reversed approximately $1.6 million of a liability (that included approximately $0.5 million of accrued interest and penalties) for uncertain tax positions due to the expiration of certain statutes of limitation and settling of state income tax audits resulting in a net income tax benefit. There is a reasonable possibility that we will no longer require a valuation allowance against our US federal and remaining state jurisdiction deferred tax assets in future periods.

Buildings On-net. As of September 30, 2013 and 2012, we had a total of 1,955 and 1,832 on-net buildings connected to our network, respectively.

Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

The following summary table presents a comparison of our results of operations for the nine months ended September 30, 2013 and 2012 with respect to certain key financial measures. The comparisons illustrated in the table are discussed in greater detail below.

	Nine months ended September 30,		Percent
	2013	2012	Change
	(in thousands)
Service revenue	$258,118	$234,360	10.1%
On-net revenue	188,919	172,207	9.7%
Off-net revenue	67,681	60,281	12.3%
Non-core revenue	1,518	1,872	(18.9)%
Network operations expenses (1)	111,825	105,992	5.5%
Selling, general, and administrative expenses (2)	64,410	60,217	7.0%
Depreciation and amortization expenses	47,798	46,353	3.1%
Interest expense	30,653	26,998	13.5%
Income tax (provision) benefit	(879)	299	394.0%

(1)  Includes equity-based compensation expenses of $395 and $367 in the nine months ended September 30, 2013 and 2012, respectively, which, if excluded would have resulted in a period-to-period change of 5.5%.

(2)  Includes equity-based compensation expenses of $6,317 and $5,425 in the nine months ended September 30, 2013 and 2012, respectively, which, if excluded would have resulted in a period-to-period change of 6.0%.

Service Revenue. Our service revenue increased 10.1% to $258.1 million for the nine months ended September 30, 2013 from $234.4 million for the nine months ended September 30, 2012. The impact of exchange rates resulted in an increase of revenues for the nine months ended September 30, 2013 of approximately $1.1 million.  All foreign currency comparisons herein reflect our results for the nine months ended September 30, 2013 translated at the average foreign currency exchange rates for the nine months ended September 30, 2012.  For the nine months ended September 30, 2013 and 2012, on-net, off-net and non-core revenues represented 73.2%, 26.2% and 0.6% and 73.5%, 25.7% and 0.8% of our service revenue, respectively.

Revenues from our corporate and net centric customers represented 51.6% and 48.4% of total service revenue, respectively, for the nine months ended September 30, 2013 and represented 51.6% and 48.4% of total service revenue, respectively, for the nine months ended September 30, 2012.  Revenues from corporate customers increased 10.2% to $133.2 million for the nine months ended September 30, 2013 from $120.9 million for the nine months ended September 30, 2012.  Revenues from our net-centric customers increased 10.1% to $124.9 million for the nine months ended September 30, 2013 from $113.5 million for the nine months ended September 30, 2012.

Our on-net revenues increased 9.7% to $188.9 million for the nine months ended September 30, 2013 from $172.2 million for the nine months ended September 30, 2012. We increased the number of our on-net customer connections by 15.5% to approximately 33,300 at September 30, 2013 from approximately 28,800 at September 30, 2012. On-net customer connections increased at a greater rate than on-net revenues due to a decline in the average revenue per on-net customer connection, primarily from our net centric customers. This decline is partly attributed to volume and term based pricing discounts. On-net customers who cancel their service from our installed base of customers, in general, have greater average revenue per connection than new customers. These trends resulted in a reduction to our average revenue per on-net connection.

Our off-net revenues increased 12.3% to $67.7 million for the nine months ended September 30, 2013 from $60.3 million for the nine months ended September 30, 2012.  Our off-net revenues increased as we increased the number of our off-net customer connections by 14.7% to approximately 4,890 at September 30, 2013 from approximately 4,260 at September 30, 2012.

Our non-core revenues decreased 18.9% to $1.5 million for the nine months ended September 30, 2013 from $1.9 million for the nine months ended September 30, 2012. The number of our non-core customer connections decreased 8.7% to approximately 440 at September 30, 2013 from approximately 480 at September 30, 2012. We do not actively market these acquired non-core services and expect that the service revenue associated with them will continue to decline.

Network Operations Expenses. Network operations expenses include the costs of personnel associated with service delivery, network management, customer support, network facilities costs, fiber and equipment maintenance fees, leased circuit costs, and access and facilities fees paid to building owners. Non-cash equity-based compensation expense is included in network operations expenses consistent with the classification of the employee’s salary and other compensation. Our network operations expenses, including non-cash equity-based compensation expense, increased 5.5% to $111.8 million for the nine months ended September 30, 2013 from $106.0 million for the nine months ended September 30, 2012. The increase is primarily attributable to an increase in costs related to our network and facilities expansion activities and the increase in our off-net revenues.  When we provide off-net services we also assume the cost of the associated tail-circuits.  The impact of exchange rates resulted in an increase of network operations expenses for the nine months ended September 30, 2013 of approximately $0.5 million.

Selling, General, and Administrative (“SG&A”) Expenses. Our SG&A expenses, including non-cash equity-based compensation expense, increased 7.0% to $64.4 million for the nine months ended September 30, 2013 from $60.2 million for the nine months ended September 30, 2012. Non-cash equity-based compensation expense is included in SG&A expenses consistent with the classification of the employee’s salary and other compensation and was $6.3 million for the nine months ended September 30, 2013 and $5.4 million for the nine months ended September 30, 2012. SG&A expenses increased primarily from an increase in non-cash equity-based compensation expense and salaries and related costs required to support our expansion and increase in our sales efforts partly offset by a decrease in our bad debt expense of approximately $1.7 million. Bad debt expense for the nine months ended September 30, 2012 included amounts related to the loss of our largest customer in January 2012. The impact of exchange rates resulted in an increase in our SG&A expenses for the nine months ended September 30, 2013 of approximately $0.3 million.

Depreciation and Amortization Expenses. Our depreciation and amortization expense increased 3.1% to $47.8 million for the nine months ended September 30, 2013 from $46.4 million for the nine months ended September 30, 2012. The increase is primarily due to the depreciation expense associated with the increase in deployed fixed assets. The impact of exchange rates resulted in an increase in our depreciation and amortization expenses for the nine months ended September 30, 2013 of approximately $0.2 million.

Interest Expense.  Interest expense results from interest incurred on our $65.0 million of Senior Secured Notes issued on August 19, 2013, our $175.0 million of 8.375% Senior Secured Notes issued on January 26, 2011, our $92.0 million of 1.00% convertible senior notes (the “Convertible Notes”) issued in June 2007, and interest on our capital lease obligations.  Our interest expense increased 13.5% to $30.7 million for the nine months ended September 30, 2013 from $27.0 million for the nine months ended September 30, 2012.  The increase is attributed to interest expense related to our $65.0 million of Senior Notes issued in August 2013, an increase in our capital lease obligations and from an increase in interest expense from the amortization of the debt discount on our Convertible Notes. The impact of exchange rates resulted in an increase in our interest expense for the nine months ended September 30, 2013 of approximately $0.1 million.

Income Tax Provision.  Our income tax provision was $0.9 million for the nine months ended September 30, 2013 and our income tax benefit was $0.3 for the nine months ended September 30, 2012. Our income tax provision for the nine months ended September 30, 2013 and nine months ended September 30, 2012 includes foreign and U. S. state income taxes.  During the nine months ended September 30, 2012 we reversed approximately $2.6 million (that included approximately $0.7 million of accrued interest and penalties) of a liability for uncertain tax positions due to the resolution of certain state income tax issues pursuant to the completion of state income tax audits and from the expiration of certain statutes of limitation resulting in a net income tax benefit. There is a reasonable possibility that we will no longer require a valuation allowance against our US federal and remaining state jurisdiction deferred tax assets in future periods.

Buildings On-net. As of September 30, 2013 and 2012, we had a total of 1,955 and 1,832 on-net buildings connected to our network, respectively.

Liquidity and Capital Resources

In assessing our liquidity, management reviews and analyzes our current cash balances, accounts receivable, accounts payable, accrued liabilities, capital expenditure commitments, and required capital lease and debt payments and other obligations.

Cash Flows

The following table sets forth our consolidated cash flows for the nine months ended September 30, 2013 and nine months ended September 30, 2012.

	Nine months ended September 30,
(in thousands)	2013	2012
Net cash provided by operating activities	$52,563	$47,646
Net cash used in investing activities	(38,894)	(33,931)
Net cash provided by (used in) financing activities	43,780	(19,905)
Effect of exchange rates on cash	41	47
Net decrease in cash and cash equivalents during period	$57,490	$(6,143)

Net Cash Provided by Operating Activities.  Our primary sources of operating cash are receipts from our customers who are billed on a monthly basis for our services. Our primary uses of operating cash are payments made to our vendors, employees and interest payments made to our capital lease vendors and our note holders. Net cash provided by operating activities was $52.6 million for the nine months ended September 30, 2013 compared to net cash provided by operating activities of $47.6 million for the nine months ended September 30, 2012. The change in cash provided by operating activities is primarily due to an increase in our operating income.

Net Cash Used In Investing Activities.  Net cash used in investing activities was $38.9 million for the nine months ended September 30, 2013 and $33.9 million for the nine months ended September 30, 2012.  Our primary use of investing cash is for purchases of property and equipment. Purchases of property and equipment were $38.9 million and $34.1 million for the nine months ended September 30, 2013 and 2012, respectively. The changes in purchases of property and equipment are primarily due to the timing and scope of our network expansion activities including geographic expansion and adding buildings to our network.

Net Cash Provided By (Used In) Financing Activities.  Net cash provided by financing activities was $43.8 million for the nine months ended September 30, 2013.  Net cash used in financing activities was $19.9 million for the nine months ended September 30, 2012.  In August 2013, we received $69.9 million of net proceeds from the issuance of $65.0 million of Senior Secured Notes that were issued at a premium of $5.9 million.  Our primary use of financing cash is for principal payments under our capital lease obligations and dividend payments made to our shareholders. We began paying a quarterly dividend on our common stock in the third quarter of 2012 and paid $4.5 million in September 2012 for this dividend payment.  During the nine months ended September 30, 2013 we paid $18.1 million for our first, second and third quarter 2013 dividend payments. Principal payments under our capital lease obligations were $8.9 million and $14.4 million for the nine months ended September 30, 2013 and 2012, respectively. Financing activities also includes amounts paid under our stock buyback program. During the nine months ended September 30, 2012 we paid approximately $1.3 million for purchases of our common stock.  There were no stock purchases in the nine months ended September 30, 2013.

Cash Position and Indebtedness

Our total indebtedness, net of discount and including premium, at September 30, 2013 was $490.3 million and our total cash and cash equivalents were $304.8 million. Our total indebtedness at September 30, 2013 includes $157.4 million of capital lease obligations for dark fiber primarily under long term IRU agreements.

Common Stock Buyback Program

Our board of directors has approved $50.0 million of purchases of the Company’s common stock under a buyback program (the “Buyback Program”).  There is approximately $45.8 million remaining for purchases under the Buyback Program.  We purchased approximately 0.1 million shares for approximately $1.3 million during the nine months ended September 30, 2012.  There were no purchases of common stock during 2013.

Dividends on Common Stock

Dividends are recorded in our accumulated deficit. Dividends on unvested restricted shares of common stock are paid as the awards vest. Our initial dividend payment was made in the third quarter of 2012. On November 6, 2013, our board of directors approved the payment of a dividend of $0.15 per common share to holders of record on November 27, 2013.  The estimated $7.0 million dividend payment is expected to be made on December 20, 2013.  A summary of our quarterly dividends paid since our initial dividend payment is as follows (in thousands):

Dividend Period	Amount per Common Share	Record Date	Payment Date	Dividend Amount
Q3 2012	$0.10	August 22, 2012	September 12, 2012	$4,537
Q4 2012	$0.11	November 21, 2012	December 12, 2012	$5,012
Q1 2013	$0.12	March 4, 2013	March 15, 2013	$5,489
Q2 2013	$0.13	May 31, 2013	June 18, 2013	$6,145
Q3 2013	$0.14	September 5, 2013	September 25, 2013	$6,491

Our board of directors has approved an additional return of capital program (the “Capital Program”) for our shareholders.  We plan on returning an additional $10.0 million to our shareholders each quarter through either stock buybacks or a special dividend or a combination of stock buybacks and a special dividend.  The aggregate payment under this program will total at least $10.0 million each quarter and this amount is in addition to our regular quarterly dividend payments, described above.  Our board of directors has approved our initial $10.0 million ($0.22 per share) quarterly dividend payment under the Capital Program to be paid to holders of record on November 27, 2013 and to be paid on December 20, 2013. The total dividend to be paid on December 20, 2013 will be $0.37 per share.

The payment of any future dividends and any other returns of capital will be at the discretion of our board of directors and may be reduced, eliminated or increased and will be dependent upon our financial position, results of operations, available cash, cash flow, capital requirements and other factors deemed relevant by our board of directors.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments included in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2012 except for the issuance of $65.0 million of Senior Secured Notes issued in August 2013.  The Senior Secured Notes mature in February 2018 and are further described in Note 3.

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

Critical Accounting Policies and Significant Estimates

Management believes that as of September 30, 2013, there have been no material changes to our critical accounting policies and significant estimates from those listed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2012.

ITEM 3.                         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Management believes that as of September 30, 2013, there have been no material changes to our exposures to market risk from those disclosed in Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” of our annual report on Form 10-K for the year ended December 31, 2012.

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

4.5

First Supplemental Indenture related to the 8.375% Senior Secured Notes due 2018, dated as of August 19, 2013, among Cogent Communications Group, Inc., the guarantors named therein and Wilmington Trust, National Association (successor by merger to Wilmington Trust FSB), as trustee and collateral agent (filed as Exhibit 4.1 to report on form 8-k dated August 19, 2013 and incorporated herein by reference).

10.1	Ernest Ortega Severance Agreement with Cogent Communications Group, Inc. (filed as Exhibit 10.1 to period report on form 8-K dated August 1, 2013 and incorporated herein by reference).
10.2	Restricted Stock Award to Ernest Ortega (filed as Exhibit 10.2 to period report on form 8-K dated August 1, 2013 and incorporated herein by reference).
31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer (furnished herewith)
32.2	Certification of Chief Financial Officer (furnished herewith)
101.1

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2013	COGENT COMMUNICATIONS GROUP, INC.

	By:	/s/ David Schaeffer
Name: David Schaeffer
Title: Chairman of the Board and Chief Executive Officer

Date: November 8, 2013	By:	/s/ Thaddeus G. Weed
Name: Thaddeus G. Weed
Title: Chief Financial Officer (Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description
4.5

First Supplemental Indenture related to the 8.375% Senior Secured Notes due 2018, dated as of August 19, 2013, among Cogent Communications Group, Inc., the guarantors named therein and Wilmington Trust, National Association (successor by merger to Wilmington Trust FSB), as trustee and collateral agent (filed as Exhibit 4.1 to report on form 8-k dated August 19, 2013 and incorporated herein by reference).

10.1	Ernest Ortega Severance Agreement with Cogent Communications Group, Inc. (filed as Exhibit 10.1 to period report on form 8-K dated August 1, 2013 and incorporated herein by reference).
10.2	Restricted Stock Award to Ernest Ortega (filed as Exhibit 10.2 to period report on form 8-K dated August 1, 2013 and incorporated herein by reference).
31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer (furnished herewith)
32.2	Certification of Chief Financial Officer (furnished herewith)
101.1

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (furnished herewith).