Form 10-K
period 2013-12-31
COGENT COMMUNICATIONS GROUP INC
filed 2014-02-28
CIK 1158324

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2013
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The number of shares outstanding of the issuer's common stock, par value $0.001 per share, as of February 21, 2014 was 47,347,511.

         The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing price of $28.15 per share on June 28, 2013 as reported by the NASDAQ Global Select Market was approximately $1.2 billion.

COGENT COMMUNICATIONS GROUP, INC.
FORM 10-K ANNUAL REPORT
FOR THE YEAR ENDED DECEMBER 31, 2013

i

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's definitive proxy statement for the registrant's 2014 annual shareholders meeting are incorporated by reference in Part III of this Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This report may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future results and events. You can identify these forward-looking statements by our use of words such as "anticipates," "believes," "continues," "expects," "intends," "likely," "may," "opportunity," "plans," "potential," "project," "will," and similar expressions to identify forward-looking statements, whether in the negative or the affirmative. We cannot guarantee that we actually will achieve these plans, intentions or expectations. These forward-looking statements are subject to risks and uncertainties including those discussed in Item 1A "Risk Factors" and other factors, some of which are beyond our control, which could cause actual results to differ materially from those forecasts or anticipated in such forward-looking statements.

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

        Our on-net service consists of high-speed Internet access and IP connectivity ranging from 100 Megabits per second to 10 Gigabits per second of bandwidth. We offer our on-net services to customers located in buildings that are physically connected to our network. Because of our integrated network architecture, we are not dependent on local telephone companies to serve our on-net customers. We provide on-net Internet access to net-centric and corporate customers. Our primary on-net service offered to our corporate customers is Internet access at a speed of 100 Megabits per second. Our corporate customers are located in multi-tenant office buildings and typically include law firms, financial services firms, advertising and marketing firms and other professional services businesses. Our on-net services offered to our net-centric customers include Internet access at speeds of up to 10 Gigabits per second. Our net-centric customers include certain bandwidth-intensive users such as universities, other Internet service providers, telephone companies, cable television companies, web hosting companies, content delivery networks and commercial content providers. These customers generally receive service in colocation facilities and in our data centers. For the years ended December 31, 2013, 2012 and 2011, our on-net customers generated 73.3%, 73.4% and 76.3%, respectively, of our total service revenue.

        Our off-net services are sold to businesses that are connected to our network primarily by means of "last mile" access service lines obtained from other carriers, primarily in the form of point-to-point, TDM, POS, SDH and/or Carrier Ethernet circuits. For the years ended December 31, 2013, 2012 and 2011, our off-net customers generated 26.2%, 25.8%, and 22.8%, respectively, of our total service revenue.

        Our non-core services, which consist primarily of legacy services of companies whose assets or businesses we have acquired and continue to support but do not actively sell, primarily include voice services (only provided in Toronto, Canada). For the years ended December 31, 2013, 2012 and 2011, non-core services generated 0.5%, 0.8% and 0.9%, respectively, of our total service revenue.

        We also operate 43 data centers comprising over 450,000 square feet throughout North America and Europe that allow customers to co-locate their equipment and access our network.

Competitive Advantages

        We believe we address many of the IP data communications needs of small and medium-sized businesses, communications service providers and other bandwidth-intensive organizations by offering them high-quality, high-speed Internet service at attractive prices.

        Low Cost of Operation.    We offer a streamlined set of products on an integrated network. Our network design allows us to avoid many of the costs that our competitors incur associated with circuit-switched, TDM and hybrid fiber coaxial networks related to provisioning, monitoring and maintaining multiple transport protocols. We believe that our low cost of operation also gives us greater pricing flexibility and a significant advantage in a competitive environment characterized by falling Internet access prices. We believe our value proposition is equal or superior to our competitors' in all of the on-net multi-tenant office buildings and carrier neutral data centers in which we operate.

        Network.    Our on-net service does not rely on circuits that must be provisioned by a third party carrier. In on-net multi-tenant office buildings we provide our customers the entire network, including the "last mile" and the in-building wiring connecting to our customer's suite. In carrier neutral data centers we are colocated with our customers so only a connection within-the-data center is required to provide our services. This gives us more control over our service, quality and pricing. It also allows us to provision services more quickly and efficiently than provisioning services on a third-party carrier network. We are typically able to activate service to our customers in one of our on-net buildings in approximately ten business days.

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

        High Traffic Network Footprint.    We have strategically chosen locations, such as over 1,380 large multi-tenant office buildings in major North American cities and colocation facilities in North America and Europe with high levels of Internet traffic, to maximize our revenue opportunities and expand our margins. Our network is connected to our on-net multi-tenant office buildings where we offer our services to a diverse set of high-quality, low churn corporate customers within close physical proximity of each other. Our network is also directly connected to over 650 carrier neutral colocation and data centers where our net-centric customers directly interconnect with our network.

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

        Proven and Experienced Management Team.    Our senior management team is composed of seasoned executives with extensive expertise in the telecommunications industry as well as knowledge of the markets in which we operate. The members of our senior management team have an average of over 20 years of experience in the telecommunications industry and many have been working together at Cogent for several years. Several members of the senior management team have been working together at Cogent since 2000. Our senior management team has designed and built our network and led the integration of our network assets and customers we acquired through 13 significant acquisitions and managed the expansion and growth of our business.

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

        Selectively Pursuing Acquisition Opportunities.    In addition to adding customers through our sales and marketing efforts, we will continue to seek out acquisition opportunities that increase our customer base, allowing us to take advantage of the unused capacity on our network and to add revenues with minimal incremental costs. We may pursue acquisition opportunities that we believe expand our footprint, generate positive cash flow and may include off-net as well as on-net customers including complimentary businesses and those offering over the top applications such as VOIP. We may also make opportunistic acquisitions of network assets. Given our record of successful asset integration, we believe we can continue to successfully integrate new businesses as they are acquired.

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

        Our network serves over 180 metropolitan markets in North America, Europe and Japan and encompasses:

  •
  over 1,380 multi-tenant office buildings strategically located in commercial business districts;

  •
  over 650 carrier-neutral Internet aggregation facilities, data centers and single-tenant buildings;

  •
  over 580 intra-city networks consisting of over 27,000 fiber miles;

  •
  an inter-city network of more than 57,500 fiber route miles; and

  •
  multiple high-capacity transatlantic and transpacific circuits that connect the North American, European and Japanese portions of our network.

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

Inter-city Networks

        Our inter-city network consists of optical fiber connecting major cities in North America and Europe. The North American and European portions of our network are connected by transatlantic circuits. Our network was built by acquiring from various owners of fiber optic networks the right to use typically two strands of optical fiber out of the multiple fibers owned by the cable operator. We install the optical and electronic equipment necessary to amplify, regenerate, and route the optical signals along these networks. We have the right to use the optical fiber under long term agreements. We pay these providers our pro rata fees for the maintenance of the optical fiber and provide our own equipment maintenance.

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

Data Centers

        We operate 43 data centers across the United States and in Europe. These facilities comprise over 450,000 square feet of floor space and are directly connected to our network. Each location is equipped with secure access, uninterruptable power supplies (UPS), and backup generators. Our customers typically purchase bandwidth, rack space, and power within these facilities.

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

        Peering agreements between ISPs are necessary in order for them to exchange traffic. Without peering agreements, each ISP would have to buy Internet access from every other ISP in order for its customer's traffic, such as email, to reach and be received from customers of other ISPs. We are considered a Tier 1 ISP and, as a result, we have settlement-free peering arrangements with other providers. We purchase no transit services or paid peering to reach any portion of the Internet. This allows us to exchange traffic with those ISPs without payment by either party. In such arrangements, each party exchanging traffic bears its own cost of delivering traffic to the point at which it is handed off to the other party. We do not treat our settlement-free peering arrangements as generating revenue or expense related to the traffic exchanged. However, we charge customers for transit services across our network. We do not sell paid peering. We directly connect with over 5,000 total networks of which approximately 40 are settlement-free peers.

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

Our Services

        We offer our high-speed Internet access and IP connectivity services primarily to small and medium-sized businesses, communications providers and other bandwidth-intensive organizations located in North America, Europe and Japan.

        The table below shows our primary service offerings:

On-Net Services	Bandwidth (Mbps)
Fast Ethernet	100
Gigabit Ethernet	1,000
10 Gigabit Ethernet	10,000
Point-to-Point / Point to Multi-Point or VLPS	10 to 2,000
Colocation with Internet Access	10 to 10,000

Off-Net Services	Bandwidth (Mbps)
T1 or E1	1.5 or 2.0
T3 or E3	45 or 34
Ethernet	10, 100 or 1,000

        We offer on-net services in over 180 metropolitan markets. We serve over 1,990 on-net buildings. Our most popular on-net service in North America is our Fast Ethernet service, which provides Internet access at 100 megabits per second. We typically offer our Fast Ethernet (Internet access) service to small and medium-sized business customers. We also offer Internet access services at higher speeds of up to 10 Gigabits per second. These services are generally used by customers that have businesses, such as web hosting and ISP's that are Internet based and are generally delivered at data centers and carrier hotels. We believe that, on a per-Megabit basis, this service offering is one of the lowest priced in the marketplace. We also offer colocation services in 43 data center locations in North America and Europe. This service offers Internet access combined with rack space and power in a Cogent facility, allowing the customer to locate a server or other equipment at that location and connect to our Internet access service. Our final on-net service offering is our Point-to-Point / Point to Multi-Point or Virtual Private Line service or "Layer 2" service. These point-to-point connections span North America and Europe and allow customers to connect geographically dispersed local area networks in a seamless manner. We offer lower prices for longer term and volume commitments. We emphasize the sale of our on-net services because we believe that we have a competitive advantage in providing these services and these services generate greater gross profit margins than our off-net services.

        In 2013 several providers of video services began using our on-net service to deliver movies and other video programing to consumers. Streaming video uses large bandwidth, e.g. 5 Mbps for high definition television. This caused significant growth in the traffic we sent to the major telephone and cable companies that provide most broadband connections to consumers in the U S. These companies have refused or delayed increases to the capacity of the connection over which we exchange traffic with them. This results in a degradation of service for our customers and their customers. (See the risk factor below for additional information on the exchange of traffic and settlement free peering.)

        We offer our off-net services to customers that are not located in our on-net buildings. These services are primarily provided in the metropolitan markets in North America and Europe in which we offer on-net services primarily dedicated Internet access, point to point, virtual private line services and Layer 2 services. These services are generally provided to small and medium-sized businesses in over 4,000 off-net buildings.

        We support non-core services that we assumed with certain of our acquisitions. These services primarily include voice services (only provided in Toronto, Canada). We expect that the revenue from our non-core services will continue to decline. We do not actively sell these services and expect the growth of our Internet access services to compensate for this loss.

        No single customer accounted for more than 1.4% of our 2013 revenues.

Sales and Marketing

        Sales.    We employ a direct sales and marketing approach including telesales. As of February 1, 2014, our sales force included 410 full-time employees. Our quota bearing sales force includes 310 employees with 220 employees focused primarily on the corporate market and 90 employees focused primarily on the net-centric market. Our sales personnel work through direct face-to-face contact in addition to telesales with potential customers in, or intending to locate in, our on-net buildings. Through agreements with building owners, we are able to initiate and maintain personal contact with our customers by staging various promotional and social events in our multi-tenant office buildings and carrier neutral data centers. Sales personnel are compensated with a base salary plus quota-based commissions and incentives. We use a customer relationship management system to efficiently track sales activity levels and sales productivity.

        Marketing.    Because of our focus on a direct sales force and telesales, we have not spent funds on television, radio or print advertising. Our marketing efforts are designed to drive awareness of our products and services, to identify qualified leads through various direct marketing campaigns and to provide our sales force with product brochures, collateral materials, in building marketing events and relevant sales tools to improve the overall effectiveness of our sales organization. In addition, we conduct public relations efforts focused on cultivating industry analyst and media relationships with the goal of securing media coverage and public recognition of our Internet communications services. Our marketing organization is responsible for our product strategy and direction based upon primary and secondary market research and the advancement of new technologies.

Competition

        We face competition from incumbent carriers, Internet service providers and facilities-based network operators, many of whom are much larger than us, have significantly greater financial resources, better-established brand names and large, existing installed customer bases in the markets in which we compete. We also face competition from new entrants to the communications services market. Many of these companies offer products and services that are similar to our products and services.

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

        We believe that competition is based on many factors, including price, transmission speed, ease of access and use, length of time to provision service, breadth of service availability, reliability of service, customer support and brand recognition. Because our fiber optic networks have been recently installed compared to those of the incumbent carriers, our state-of-the-art technology may provide us with cost, capacity, and service quality advantages over some existing incumbent carrier networks; however, our network may not support some of the services supported by these legacy networks, such as circuit-switched voice, ATM and frame relay. While the Internet access speeds offered by traditional ISPs serving multi-tenant office buildings typically do not match our on-net offerings in terms of throughput or quality, these slower services are usually priced lower than our offerings and thus provide competitive pressure on pricing, particularly for more price-sensitive customers. These and other downward pricing pressures particularly in carrier neutral data centers have diminished, and may further diminish, the competitive advantages that we have enjoyed as the result of our service pricing.

Regulation

        In the United States, the Federal Communications Commission (FCC) regulates common carriers' interstate services and the state public utilities commissions exercise jurisdiction over intrastate basic telecommunications services. Our Internet service offerings are not currently regulated by state public utility commissions. The FCC has promulgated rules intended to regulate some aspects of the way traffic is handled by Internet service providers. We may become subject to additional regulation in the US at the federal and state levels and in other countries. These regulations change from time to time in ways that are difficult for us to predict.

        In the United States, we are subject to the obligations set forth in the Communications Assistance for Law Enforcement Act, which is administered by the FCC (though most of these rules remain at present unenforced due to a court decision). That law requires that we be able to intercept communications when required to do so by law enforcement agencies. We are required to comply or we may face significant fines and penalties. We are subject to similar requirements in other countries.

        There is no current legal requirement that owners or managers of commercial office buildings give access to competitive providers of telecommunications services, although the FCC does prohibit carriers from entering contracts that restrict the right of commercial multiunit property owners to permit any other common carrier to access and serve the property's commercial tenants. Also, many incumbent telephone and cable companies contend that they have no legal obligation to exchange Internet traffic with other Internet networks.

        Our subsidiary, Cogent Canada, offers voice and Internet services in Canada. Generally, the regulation of Internet access services and competitive voice services has been similar in Canada to that in the US in that providers of such services face fewer regulatory requirements than the incumbent local telephone companies which continue to be regulated in respect of their wholesale services as well of some of their retail services. There can be no guarantee, however, that the regulatory requirements applicable to Cogent Canada will not change. To the extent that there are any changes in these requirements, we will have to comply with these changes.

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

        The laws related to Internet telecommunications are unsettled and there may be new legislation and court decisions that may affect our services and expose us to burdensome requirements and liabilities.

Employees

        As of February 1, 2014, we had 707 employees. Unions represent 25 of our employees in France. We believe that we have a satisfactory relationship with our employees.

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

        The Internet is composed of various network providers who operate their own networks that interconnect at public and private interconnection points. Our network is one such network. In order to obtain Internet connectivity for our network, we must establish and maintain relationships with other providers, including many providers that are customers, and incur the necessary capital costs to locate our equipment and connect our network at these various interconnection points.

        By entering into what are known as settlement-free peering arrangements, providers agree to exchange traffic between their respective networks without charging each other. Our ability to avoid the higher costs of acquiring paid dedicated network capacity (transit or paid peering) and to maintain high network performance is dependent upon our ability to establish and maintain peering relationships and expand our net-centric customer base of other network operators. The terms and conditions of our peering relationships may also be subject to adverse changes, which we may not be able to control. For example, several network operators with large numbers of individual users are arguing that they should be able to charge or charge more to network operators and businesses that carry large volumes of traffic requested by those users. If we are not able to maintain or increase our peering relationships in all of our markets on favorable terms, we may not be able to provide our customers with high performance or affordable or reliable services, which could cause us to lose existing and potential customers, damage our reputation and have a material adverse effect on our business. We have in the past had peering disputes with other network providers that resulted in a temporary disruption of the exchange of traffic between our network and the network of the other carrier. We have resolved the majority of such disputes through negotiations. We continue to experience resistance from certain incumbent telephone companies to upgrade the settlement-free peering connections necessary to accommodate the growth of the traffic that we exchange with such carriers. In 2013 the major incumbent telephone and cable companies in the US began to refuse to upgrade our peering connections. We cannot assure you that we will be able to continue to establish and maintain relationships with providers or favorably resolve disputes with providers.

We need to retain existing customers and continue to add new customers in order to become consistently profitable and cash flow positive.

        In order to become consistently profitable and consistently cash flow positive, we need to both retain existing customers and continue to add a large number of new customers. The precise number of additional customers required is dependent on a number of factors, including the turnover of existing customers, the pricing of our product offerings and the revenue mix among our customers. We may not succeed in adding customers if our sales and marketing efforts are unsuccessful. In addition, many of our target customers are businesses that are already purchasing Internet access services from one or more providers, often under a contractual commitment. It has been our experience that such target customers are often reluctant to switch providers due to costs and effort associated with switching providers. Further, as some of our customers grow larger they may decide to build their own Internet networks. While no single customer accounted for more than 1.4% of our 2013 revenue, a migration of a few very large Internet users to their own networks, or to special networks that may be offered by major telephone and cable providers of last mile broadband connections to consumers, or the loss or reduced purchases from several significant customers could impair our growth, cash flow and profitability.

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

We may experience difficulties operating in countries outside of the U S, Canada and Western Europe.

        We have expanded our network into Eastern Europe, Mexico and on a limited basis into Japan. We have experienced difficulties, ranging from lack of dark fiber to regulatory issues to slower revenue growth rates in operating in these markets. If we are not successful in developing our market presence in Eastern Europe, Mexico and Japan our operating results and revenue growth could be adversely impacted.

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

We may be required to censor content on the Internet, which we may find difficult to do and which may impact our ability to provide our services in some countries as well as impact the growth of Internet usage, upon which we depend.

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

        In the past, our acquisitions have often included assets, service offerings and financial obligations that are not compatible with our core business strategy. We have expended management attention and other resources to the divestiture of assets, modification of products and systems as well as restructuring financial obligations of acquired operations. In most acquisitions, we have been successful in renegotiating the agreements that we have acquired. If we are unable to satisfactorily renegotiate such agreements in the future or with respect to future acquisitions, we may be exposed to large claims for payment for services and facilities we do not need.

        Consummating these transactions could also result in the incurrence of additional debt and related interest expense, as well as unforeseen contingent liabilities, all of which could have a material adverse effect on our business, financial condition and results of operations. Because we have purchased financially distressed companies or their assets, and may continue to do so in the future, we have not had, and may not have, the opportunity to perform extensive due diligence or obtain contractual protections and indemnifications that are customarily provided in acquisitions. As a result, we may face unexpected contingent liabilities arising from these acquisitions. We may also issue additional equity in connection with these transactions, which would dilute our existing shareholders.

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

Substantially all of our network infrastructure equipment is manufactured or provided by a single network infrastructure vendor.

        We purchase from Cisco Systems, Inc. (Cisco) the majority of the routers and transmission equipment used in our network. If Cisco fails to provide equipment on a timely basis or fails to meet our performance expectations, including in the event that Cisco fails to enhance, maintain, upgrade or improve its products, hardware or software we purchase from them when and how we need, we may be delayed or unable to provide services as and when requested by our customers. We also may be unable to upgrade our network and face greater difficulty maintaining and expanding our network. Transitioning from Cisco to another vendor would be disruptive because of the time and expense required to learn to install, maintain and operate the new vendor's equipment and to operate a multi-vendor network. Any such disruption could increase our costs, decrease our operating efficiencies and have an adverse effect on our business, results of operations and financial condition.

        Cisco may also be subject to litigation with respect to the technology on which we depend, including litigation involving claims of patent infringement. Such claims have been growing rapidly in the communications industry. Regardless of the merit of these claims, they can result in the diversion of technical and management personnel, or require us to obtain non-infringing technology or enter into license agreements for the technology on which we depend. There can be no assurance that such non-infringing technology or licenses will be available on acceptable terms and conditions, if at all.

Our business could suffer because telephone companies and cable companies may provide delivery of Internet content originating on their own networks that is better than content on the public Internet.

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

        As we continue to expand into other countries, our success will depend, in part, on our ability to anticipate and effectively manage these and other risks. Our failure to manage these risks and grow our operations outside the US may have a material adverse effect on our business and results of operations.

Fluctuations in foreign exchange rates may adversely affect our financial position and results of operations.

        Our operations outside the U S expose us to currency fluctuations and exchange rate risk. For example, while we record revenues and the financial results of our European operations in Euros, these results are reflected in our consolidated financial statements in US dollars. Therefore, our reported results are exposed to fluctuations in the exchange rates between the US dollar and the Euro. We fund certain of our cash flow requirements of our operations outside of the United States in US dollars. Accordingly, in the event that the foreign currency strengthens against the US dollar to a greater extent than we anticipate, the cash flow requirements associated with these operations may be significantly greater in US dollar terms than planned.

Our business could suffer delays and problems due to the actions of network providers on whom we are partially dependent.

        Our off-net customers are connected to our network by means of communications lines that are provided as services by local telephone companies and others. We may experience problems with the installation, maintenance and pricing of these lines and other communications links, which could adversely affect our results of operations and our plans to add additional customers to our network using such services. We have historically experienced installation and maintenance delays when the network provider is devoting resources to other services, such as traditional telephony. We have also experienced pricing problems when a lack of alternatives allows a provider to charge high prices for services in a particular area. We attempt to reduce this problem by using many different providers so that we have alternatives for linking a customer to our network. Competition among the providers tends to improve installation intervals, maintenance and pricing.

Our network may be the target of potential cyber-attacks and other security breaches that could have significant negative consequences.

        Our business depends on our ability to limit and mitigate interruptions or degradation to our network availability. Our network, including our routers, may be vulnerable to unauthorized access, computer viruses, cyber-attacks, distributed denial of service (DDOS), and other security breaches. An attack on or security breach of our network could result in interruption or cessation of services, our inability to meet our service level commitments, and potentially compromise customer data transmitted over our network. We cannot guarantee that our security measures will not be circumvented, thereby resulting in network failures or interruptions that could impact our network availability and have a material adverse effect on our business, financial condition and operational results. We may be required to expend significant resources to protect against such threats, and may experience a reduction in revenues, litigation, and a diminution in goodwill, caused by a breach. Although our customer contracts limit our liability, affected customers and third parties may seek to recover damages from us under various legal theories.

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

We may have difficulty and experience disruptions as we add features and upgrade our network

        We are in the process of significantly upgrading our network and implementing new features and services. This process involves reconfiguring our network and making changes to our operating system. In doing so we may experience disruptions that affect our customers, our revenue, and our ability to grow. We may require additional resources to accomplish this work in a timely manner. That could cause us to incur unexpected expenses or delay portions of this effort to the detriment of our ability to provide service to our customers.

If the information systems that we depend on to support our customers, network operations, sales, billing and financial reporting do not perform as expected, our operations and our financial results may be adversely affected.

        We rely on complex information systems to operate our network and support our other business functions. Our ability to track sales leads, close sales opportunities, provision services, bill our customers for our services and prepare our financial statements depends upon the effective integration of our various information systems. If our information systems, individually or collectively, fail or do not perform as expected, our ability to process and provision orders, to make timely payments to vendors, to ensure that we collect amounts owed to us and prepare our financial statements would be adversely affected. Such failures or delays could result in increased capital expenditures, customer and vendor dissatisfaction, loss of business or the inability to add new customers or additional services, and the inability to prepare accurate and timely financial statements all of which would adversely affect our business and results of operations.

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

We may have difficulty intercepting communications as required by the US Communications Assistance for Law Enforcement Act and similar laws of other countries.

        The US Communications Assistance for Law Enforcement Act and the laws of other countries require that we be able to intercept communications when required to do so by law enforcement agencies. We may experience difficulties and incur significant costs in complying with these laws. If we are unable to comply with the laws we could be subject to fines in the United States of up to $1.0 million per event and equal or greater fines in other countries.

Our business could suffer from an interruption of service from our fiber providers.

        The cable owners from whom we have obtained our inter-city and intra-city dark fiber maintain that dark fiber. We are contractually obligated under the agreements with these carriers to pay maintenance fees, and if we are unable to continue to pay such fees we would be in default under these agreements. If these carriers fail to maintain the fiber or disrupt our fiber connections due to our default or for other reasons, such as business disputes with us and governmental takings, our ability to provide service in the affected markets or parts of markets would be impaired unless we have or can obtain alternative fiber routes. Some of the companies that maintain our inter-city dark fiber and many of the companies that maintain our intra-city dark fiber are also competitors of ours. Consequently, they may have incentives to act in ways unfavorable to us. While we have successfully mitigated the effects of prior service interruptions and business disputes in the past, we may incur significant delays and costs in restoring service to our customers in connection with future service interruptions, and as a result we may lose customers.

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

        Our network is part of the Internet which is a network of networks. Our network uses a collection of communications equipment, software, operating protocols and proprietary applications for the high-speed transportation of large quantities of data among multiple locations. Given the complexity of our network, it is possible that data will be lost or distorted. Delays in data delivery may cause significant losses to one or more customers using our network. Our network may also contain undetected design faults and software bugs that, despite our testing, may not be discovered in time to prevent harm to our network or to the data transmitted over it. The failure of any equipment or facility on our network could result in the interruption of customer service until we affect the necessary repairs or install replacement equipment. Network failures, delays and errors could also result from natural disasters, power losses, security breaches, computer viruses, distributed denial of service attacks and other natural or man-made events. Our off-net services are dependent on the network facilities of other providers or on local telephone companies. Network failures, faults or errors could cause delays or service interruptions, expose us to customer liability or require expensive modifications that could have a material adverse effect on our business.

As an Internet access provider, we may incur liabilities for information disseminated through our network.

        The law relating to the liabilities of Internet access providers and on-line services companies for information carried on or disseminated through their networks is unsettled. As the law in this area develops and as we expand our international operations, the potential imposition of liabilities upon us for information carried on and disseminated through our network could require us to implement measures to reduce our exposure to such liabilities, which may require the expenditure of substantial resources or the discontinuation of certain products or service offerings. Any costs that are incurred as a result of such measures or the imposition of liabilities could have a material adverse effect on our business.

The holders of our senior convertible notes have the right to convert their notes to common stock.

        The holders of our senior convertible notes are under certain circumstances able to convert their notes into common stock and to obtain additional shares of common stock. If our share price exceeds the conversion price and the conversion rights are exercised by the holders of the convertible notes the number of our shares of common stock outstanding will increase which could reduce further appreciation in our stock price and impact our per share earnings and dividend payments. Rather than issue the stock we are permitted to pay the cash equivalent in value to the stock to be issued. We also have the right to call or redeem the convertible notes at any time after June 20, 2014. We might not have sufficient funds to do this, we may incur additional debt obligations and doing so might have other detrimental impacts on us.

Changes in laws, rules, and enforcement could adversely affect us.

        As an Internet service provider, we are not subject to substantial regulation by the FCC or the state public utilities commissions in the United States. However, the FCC has recently promulgated limited rules applicable to Internet service providers and proposed changes to the contribution mechanism for the U S universal service fund or its successor broadband fund—the Connect America Fund—that might require contributions from Internet service providers. Internet service is also subject to minimal regulation in Western Europe and in Canada. In Eastern Europe and Mexico the regulation is greater, though not as extensive as the regulation for providers of voice services. If we decide to offer traditional voice services or otherwise expand our service offerings to include services that would cause us to be deemed a common carrier, we will become subject to additional regulation. Additionally, if we offer voice service using IP (VOIP) or offer certain other types of data services using IP we may become subject to additional regulation. This regulation could impact our business because of the costs and time required to obtain necessary authorizations, the additional taxes that we may become subject to or may have to collect from our customers, and the additional administrative costs of providing these services, and other costs. Even if we do not decide to offer additional services, governmental authorities may decide to impose additional regulation and taxes upon providers of Internet service. All of these matters could inhibit our ability to remain a low-cost carrier and could have a material adverse effect on our business, financial condition or results of operations.

        Much of the law related to the liability of Internet service providers remains unsettled. Some jurisdictions have laws, regulations, or court decisions that impose obligations upon Internet access providers to restrict access to certain content. Other legal issues, such as the sharing of copyrighted information, trans-border data flow, unsolicited commercial email ("spam"), universal service, and liability for software viruses could become subjects of additional legislation and legal development and changes in enforcement policies. We cannot predict the impact of these changes on us. They could have a material adverse effect on our business, financial condition and our results of operations.

Governments may assert that we are liable for taxes which we have not collected from our customers and we may have to begin collecting a multitude of taxes if the US Internet Tax Freedom Act expires and if the Federal Communications Commission subjects Internet services to the universal service fund tax.

        In the US Internet services are generally not subject to taxes. Consequently, in the US we collect few taxes from our customers even though most telecommunications services are subject to numerous taxes. Various local jurisdictions have asserted that some of our services should be subject to local taxes. If such jurisdictions assess taxes on prior years we may be subject to a liability for unpaid taxes that we may be unable to collect from our customers. Further, the US Internet Tax Freedom Act expires in November 2014. If it is allowed to expire we will become subject to numerous taxes that we will need to collect from our customers. The process of implementing a system to properly bill and collect such taxes may require significant resources. In addition, the US Federal Communications Commission is considering changes to its universal services fund that could result in its application to Internet services. This too would require that we expend resources to collect this tax. Finally, the cumulative effect of these taxes levied on Internet services could discourage potential customers from using Internet services to replace traditional telecommunication services and negatively impact our ability to grow our business.

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

        The US Foreign Corrupt Practices Act generally prohibits companies and their intermediaries from bribing foreign officials for the purpose of obtaining or keeping business. Other countries have similar laws to which we are subject. We currently take precautions to comply with these laws. However, these precautions may not protect us against liability, particularly as a result of actions that may be taken in the future by agents and other intermediaries through whom we have exposure under these laws even though we may have limited or no ability to control such persons. Our competitors include foreign entities that are not subject to the US Foreign Corrupt Practices Act or laws of similar stringency, and hence we may be at a competitive disadvantage.

Allegations that the US Government has intercepted Internet traffic may discourage use of the Internet and the use of US based Internet service providers.

        Recent allegations have been made that the US Government (through its National Security Agency) and other governments have allegedly intercepted Internet traffic on a massive scale. It has also been alleged that user information has been collected from various Internet-based services with and without the cooperation of the companies providing those services. Such allegations may discourage individuals and organizations from making use of Internet-based services due to privacy concerns and concerns that proprietary data can be compromised, This could impact our ability to grow our business, especially because we and other companies headquartered in the United States may be less favored by customers that perceive a connection between the activities of the US Government and US companies.

Risk Factors Related to Our Indebtedness

We have substantial debt which we may not be able to repay when due.

        Our total indebtedness, net of discount, at December 31, 2013 was $496.1 million. As of December 31, 2013, we have $92.0 million of face value of senior convertible notes outstanding. The holders of the convertible notes have the right to compel us to repurchase for cash on June 15, 2014, June 15, 2017 and June 15, 2022, all or some of their convertible notes. Our convertible notes include an "Irrevocable Election of Settlement" whereby we may choose, in our sole discretion, and without the consent of the holders of the convertible notes, to waive our right to settle the conversion feature in either cash or stock or in any combination at our option. The convertible notes may be redeemed by us at any time after June 20, 2014 at a redemption price of 100% of the principal amount plus accrued interest. In January 2011 we issued $175.0 million in senior secured notes and in August 2013 we issued $65.0 million in senior secured notes. These $240.0 million of senior secured notes are due in 2018 and require interest payments totaling $20.1 million per year. All of our noteholders have the right to be paid the principal upon default and upon certain designated events, such as certain changes of control. Our total indebtedness at December 31, 2013 also includes $161.8 million of capital lease obligations for dark fiber primarily under 15 - 20 year IRUs. The amount of our IRU capital lease obligations may be impacted due to our expansion activities, the timing of payments and fluctuations in foreign currency rates. We may not have sufficient funds to pay the interest and principal related to these obligations at the time we are obligated to do so, which could result in bankruptcy, or we may only be able to raise the necessary funds on unfavorable terms.

        We began making dividend payments in the third quarter of 2012. In addition to our regular quarterly dividends, our board of directors has approved an additional return of capital program (the "Capital Program") for our shareholders. Under the Capital Program we plan on returning capital to our shareholders each quarter through either stock buybacks or a special dividend or a combination of stock buybacks and a special dividend. These payments reduce our cash balances and may impact our ability to pay the interest and principal on our debt obligations at the time we are obligated to do so.

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

To service our indebtedness, we will require a significant amount of cash. However, our ability to generate cash depends on many factors many of which are beyond our control.

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

        Our headquarters facility consists of approximately 15,350 square feet located in Washington, D.C. The lease for our headquarters is with an entity controlled by our Chief Executive Officer. The lease expires on August 31, 2015 and may be cancelled by the Company upon 60 days' notice.

        We lease a total of approximately 635,000 square feet of space for our data centers, offices and operations centers. We believe that these facilities are generally in good condition and suitable for our operations.

ITEM 3.    LEGAL PROCEEDINGS

        We are involved in legal proceedings in the normal course of our business that we do not expect to have a material adverse effect on our business, financial condition or results of operations. For a discussion of the significant proceedings in which we are involved, see Note 6 to our consolidated financial statements.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our sole class of common equity is our common stock, par value $0.001, which is currently traded on the NASDAQ Global Select Market under the symbol "CCOI." Prior to March 6, 2006, our common stock traded on the American Stock Exchange under the symbol "COI." Prior to February 5, 2002, no established public trading market for our common stock existed.

        As of February 1, 2014, there were approximately 170 holders of record of shares of our common stock holding 47,396,659 shares of our common stock.

        The table below shows, for the quarters indicated, the reported high and low trading prices of our common stock.

	High	Low
Calendar Year 2012
First Quarter	$20.24	$14.50
Second Quarter	19.65	16.67
Third Quarter	23.01	17.54
Fourth Quarter	23.77	20.30
Calendar Year 2013
First Quarter	$26.69	$22.79
Second Quarter	29.78	25.30
Third Quarter	33.10	28.05
Fourth Quarter	41.25	31.66

Dividends on common stock

        Dividend payments are recorded in our accumulated deficit. Dividends on unvested restricted shares of common stock are paid as the awards vest. Our initial dividend payment was made in the third quarter of 2012.

        In addition to our regular quarterly dividends, our board of directors has approved an additional return of capital program (the "Capital Program") for our shareholders. Under the Capital Program we plan on returning capital to our shareholders each quarter through either stock buybacks or a special dividend or a combination of stock buybacks and a special dividend. The initial aggregate payment under the Capital Program was at least $10.0 million each quarter and was increased to be at least $10.5 million each quarter. Amounts paid under our Capital Program are in addition to our regular quarterly dividend payments. The initial $10.0 million ($0.22 per share) quarterly dividend payment under the Capital Program was paid to holders of record on November 27, 2013 on December 20, 2013. The dividend paid on December 20, 2013 totaled $0.37 per share (our regular quarterly dividend of $0.15 per share and $0.22 per share under our Capital Program). On February 19, 2014, our board of directors approved the payment of our regular quarterly dividend of $0.16 per common share and a $10.5 million dividend ($0.23 per share) under our Capital Program. The total dividend for the first quarter of 2014 of $0.39 per share will be paid to holders of record on March 7, 2014. The estimated $17.9 million dividend payment is expected to be made on March 27, 2014.

        A summary of our quarterly dividends paid since our initial dividend payment is as follows (in thousands except per share amounts):

Dividend Period	Amount per Common Share	Record Date	Payment Date	Dividends Paid
Q3 2012	$0.10	August 22, 2012	September 12, 2012	$4,537
Q4 2012	$0.11	November 21, 2012	December 12, 2102	$5,012
Q1 2013	$0.12	March 4, 2013	March 15, 2013	$5,489
Q2 2013	$0.13	May 31, 2013	June 18, 2013	$6,145
Q3 2013	$0.14	September 5, 2013	September 25, 2013	$6,512
Q4 2013	$0.37	November 27, 2013	December 20, 2013	$17,206

        The payment of any future dividends and any other returns of capital will be at the discretion of our board of directors and may be reduced, eliminated or increased and will be dependent upon our financial position, results of operations, available cash, cash flow, capital requirements and other factors deemed relevant by our board of directors.

        On January 26, 2011 and on August 19, 2013, we issued our 8.375% Senior Secured Notes (the "Senior Notes") due February 15, 2018, for aggregate principal amounts of $175.0 million and $65.0 million, respectively, in private offerings for resale to qualified institutional buyers pursuant to SEC Rule 144A. The Senior Notes are secured and bear interest at 8.375% per annum. Interest is payable in cash semiannually in arrears on February 15 and August 15, of each year. On January 26, 2011, we received net proceeds of $170.5 million after deducting $4.5 million of issuance costs from issuing $175.0 million of Senior Notes. On August 19, 2013, we received net proceeds of approximately $69.9 million after deducting $1.0 million of issuance costs from issuing $65.0 million of Senior Notes. The Senior Notes sold in August 2013 were sold at 109.00% of par value. The $5.9 million premium is being amortized as a reduction to interest expense to the maturity date using the effective interest rate method. The indenture governing the Senior Notes, among other things, limits our ability and a guarantors' ability to incur indebtedness; to pay dividends or make other distributions; to make certain investments and other restricted payments; to create liens; consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; to incur restrictions on the ability of a subsidiary to pay dividends or make other payments; and to enter into certain transactions with our affiliates.

Performance Graph

        Our common stock currently trades on the NASDAQ Global Select Market. The chart below compares the relative changes in the cumulative total return of our common stock for the period from December 31, 2008 to December 31, 2013, against the cumulative total return for the same period of the (1) The Standard & Poor's 500 (S&P 500) Index and (2) the NASDAQ Telecommunications Index. The comparison below assumes $100 was invested on December 31, 2008 in our common stock, the S&P 500 Index and the NASDAQ Telecommunications Index, with dividends, if any, reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Cogent Communications Group, the S&P 500 Index,
and the NASDAQ Telecommunications index

*
$100 invested on 12/31/08 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2013 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	12/08	12/09	12/10	12/11	12/12	12/13
Cogent Communications Group	$100.00	$151.00	$216.54	$258.65	$350.28	$640.35
S&P 500 Index	100.00	126.46	145.51	148.59	172.37	228.19
NASDAQ Telecommunications Index	100.00	137.81	148.84	131.52	136.58	189.00

Issuer Purchases of Equity Securities

        In February 2011, we announced that our Board of Directors had authorized a plan to permit the repurchase of up to $50.0 million of our common stock in negotiated and open market transactions. As of December 31, 2013, we had purchased 306,940 shares of our common stock pursuant to this authorization for an aggregate of $4.2 million; approximately $45.8 million remained available for such negotiated and open market transactions concerning our common stock through February 2015. We may purchase shares and our convertible notes from time to time depending on market, economic, and other factors.

        There were no common stock repurchases made in 2013 made pursuant to this authorization.

Equity Compensation Plan Information

        The information required by this Item 5 regarding Securities Authorized for Issuance Under Equity Compensation Plans is incorporated in this report by reference to the information set forth under the caption "Equity Plan Information" in our 2014 Proxy Statement.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

        The annual financial information set forth below has been derived from our audited consolidated financial statements. The information should be read in connection with, and is qualified in its entirety by reference to, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of

Operations", the consolidated financial statements and notes included elsewhere in this report and in our SEC filings.

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(dollars in thousands)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Service revenue	$347,979	$316,973	$305,500	$263,416	$235,807
Operating expenses:
Network operations	149,718	143,113	131,650	118,653	102,603
Equity-based compensation expense—network operations	507	529	510	370	172
Selling, general, and administrative	79,030	72,091	69,799	65,793	68,470
Equity-based compensation expense—SG&A	8,212	7,794	7,185	6,267	8,435
Asset impairments	—	—	—	594	—
Depreciation and amortization	64,358	62,478	59,850	56,524	59,913

Total operating expenses	301,825	286,005	268,994	248,201	239,593

Operating income (loss)	46,154	30,968	36,506	15,215	(3,786)
Gains—lease obligation restructurings and releases	—	—	2,739	—	—
Interest expense and other, net	(39,167)	(34,468)	(33,663)	(15,723)	(14,612)

Income (loss) before income taxes	6,987	(3,500)	5,582	(508)	(18,398)
Income tax benefit (provision)	49,702	(751)	1,960	1,177	1,247

Net income (loss)	$56,689	$(4,251)	$7,542	$669	$(17,151)

Net income (loss) per common share—basic	$1.22	$(0.09)	$0.17	$0.01	$(0.39)

Net income (loss) income per common share—diluted	$1.21	$(0.09)	$0.17	$0.01	$(0.39)

Dividends declared per common share	$0.76	$0.21	$—	$—	$—

Weighted-average common shares—basic	46,286,735	45,514,844	45,180,485	44,633,878	44,028,736

Weighted-average common shares—diluted	46,996,804	45,514,844	45,704,052	44,790,753	44,028,736

CONSOLIDATED BALANCE SHEET DATA (AT PERIOD END):
Total assets	755,101	606,531	597,651	376,103	354,995
Long-term debt (including capital leases and current portion) (net of unamortized discount of $3,099, $9,494, $15,366, $20,758, and $25,708, respectively and net of unamortized premium of $5,423 in 2013)	496,081	395,432	386,308	182,925	175,934

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        You should read the following discussion and analysis together with "Item 6. Selected Consolidated Financial Data" and our consolidated financial statements and related notes included in this report. The discussion in this report contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this report should be read as applying to all related forward-looking statements wherever they appear in this report. Factors that could cause or contribute to these differences include those discussed in "Item 1A. Risk Factors," as well as those discussed elsewhere. You should read "Item 1A. Risk Factors" and "Special Note Regarding Forward-Looking Statements." Our actual results could differ materially from those discussed here. Factors that could cause or contribute to these differences include, but are not limited to:

        Future economic instability in the global economy, which could affect spending on Internet services; the impact of changing foreign exchange rates (in particular the Euro to US dollar and Canadian dollar to US dollar exchange rates) on the translation of our non-US dollar denominated revenues, expenses, assets and liabilities; legal and operational difficulties in new markets; the imposition of a requirement that we contribute to the US Universal Service Fund; changes in government policy and/or regulation, including rules regarding data protection and cyber security; increasing competition leading to lower prices for our services; our ability to attract new customers and to increase and maintain the volume of traffic on our network; the ability to maintain our Internet peering arrangements on favorable terms; our reliance on an equipment vendor, Cisco Systems Inc., and the potential for hardware or software problems associated with such equipment; the dependence of our network on the quality and dependability of third-party fiber providers; our ability to retain certain customers that comprise a significant portion of our revenue base; the management of network failures and/or disruptions; and outcomes in litigation as well as other risks discussed from time to time in our filings with the Securities and Exchange Commission, including, without limitation, this annual report on Form 10-K for the fiscal year ended December 31, 2013.

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

        Our on-net service consists of high-speed Internet access and IP connectivity ranging from 100 Megabits per second to 10 Gigabits per second of bandwidth. We offer our on-net services to customers located in buildings that are physically connected to our network. We provide on-net Internet access to net-centric and corporate customers. Our net-centric customers include bandwidth-intensive users such as universities, other Internet service providers, telephone companies, cable television companies, web hosting companies, content delivery networks and commercial content and application providers. These net-centric customers generally receive our service in colocation facilities and in our data centers. Our corporate customers are located in multi-tenant office buildings and typically include law firms, financial services firms, advertising and marketing firms and other professional services businesses.

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

        Our network is comprised of in-building riser facilities, metropolitan optical fiber networks, metropolitan traffic aggregation points and inter-city transport facilities. Our network is physically connected entirely through our facilities to 1,990 buildings in which we provide our on-net services, including 1,381 multi-tenant office buildings. We also provide on-net services in carrier-neutral colocation facilities, Cogent controlled data centers and single-tenant office buildings. Because of our integrated network architecture, we are not dependent on local telephone companies to serve our on-net customers. We emphasize the sale of our on-net services because we believe we have a competitive advantage in providing these services and these services generate gross profit margins that are greater than the gross profit margins of our off-net services.

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

        We believe some of the most important trends in our industry are the continued long-term growth in Internet traffic and a decline in Internet access prices on a per megabit basis. The effective price per megabit for our corporate customers is declining as the bandwidth utilization and connection size of our corporate customer connections increases. As Internet traffic continues to grow and prices per unit of traffic continue to decline, we believe we can continue to load our network and gain market share from less efficient network operators. However, continued erosion in Internet access prices will likely have a negative impact on the rate at which we can increase our revenues and our profitability. Our revenue may also be negatively affected if we are unable to grow our Internet traffic or if the rate of growth of Internet traffic does not offset the expected decline in per unit pricing. We do not know if Internet traffic will increase or decrease, or the rate at which it will grow or decrease. Changes in Internet traffic will be a function of the number of users, the amount of time users spend on the Internet, the applications for which the Internet is used, the bandwidth intensity of these applications and the pricing of Internet services, and other factors.

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

        We are a facilities-based provider of Internet access and communications services. Facilities-based providers require significant physical assets, or network facilities, to provide their services. Typically when a facilities-based network services provider begins providing its services in a new jurisdiction losses are incurred for several years until economies of scale have been achieved. Our foreign operations are in Europe, Canada, Mexico and Japan. Europe accounts for roughly 75% of our foreign operations. Our European operations have incurred losses and will continue to do so until our European customer base and revenues have grown sufficiently to achieve economies of scale.

        Due to our strategic acquisitions of network assets and equipment, we believe we are well positioned to grow our revenue base. We continue to purchase and deploy network equipment to parts of our network to maximize the utilization of our assets and to expand and increase the capacity of our network. Our future capital expenditures will be based primarily on the expansion of our network, the addition of on-net buildings and the concentration and growth of our customer base. We plan to continue to expand our network and to increase the number of on-net buildings we serve including multi-tenant office buildings and carrier neutral data centers. Many factors can affect our ability to add buildings to our network. These factors include the willingness of building owners to grant us access rights, the availability of optical fiber networks to serve those buildings, the cost to connect buildings to our network and equipment availability.

Results of Operations

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

        Our management reviews and analyzes several key financial measures in order to manage our business and assess the quality of and variability of our service revenue, operating results and cash flows. The following summary tables present a comparison of our results of operations for the years ended December 31, 2013 and 2012 with respect to certain key financial measures. The comparisons illustrated in the tables are discussed in greater detail below.

	Year Ended December 31,
			Percent Change
	2013	2012
	(in thousands)
Service revenue	$347,979	$316,973	9.8%
On-net revenues	254,952	232,587	9.6%
Off-net revenues	91,119	81,928	11.2%
Non-core revenues	1,908	2,458	(22.4)%
Network operations expenses(1)	150,225	143,642	4.6%
Selling, general, and administrative expenses(2)	87,242	79,885	9.2%
Depreciation and amortization expenses	64,358	62,478	3.0%
Interest expense	41,797	36,319	15.1%
Income tax benefit (expense)	49,702	(751)	NM

NM—Not meaningful

(1)
Includes non-cash equity-based compensation expense of $507 and $529 for 2013 and 2012, respectively, which, if excluded would have resulted in a period-to-period change of 4.6%.

(2)
Includes non-cash equity-based compensation expense of $8,212 and $7,794 for 2013 and 2012, respectively, which, if excluded would have resulted in a period-to-period change of 9.6%.

	Year Ended December 31,
			Percent Change
	2013	2012
Other Operating Data
Average Revenue Per Unit (ARPU)
ARPU—on net	$658	$700	(5.9)%
ARPU—off-net	$1,590	$1,629	(2.4)%
Average price per megabit	$2.61	$3.39	(22.9)%
Customer Connections—end of period
On-net	34,671	29,875	16.1%
Off-net	5,088	4,465	14.0%
Non-core	415	471	(11.9)%

        Service Revenue.    Our service revenue increased 9.8% from $317.0 million for 2012 to $348.0 million for 2013. Exchange rates positively impacted the increase in service revenue by approximately $1.8 million. All foreign currency comparisons herein reflect results for 2013 translated at the average foreign currency exchange rates for 2012. For 2013 and 2012, on-net, off-net and non-core revenues represented 73.3%, 26.2% and 0.5% and 73.4%, 25.8% and 0.8% of our service revenue, respectively.

        Revenue from our corporate and net-centric customers represented 51.6% and 48.4% of our service revenue, respectively, for 2013, and represented 51.5% and 48.5% of our service revenue, respectively, for 2012. Revenue from corporate customers increased 10.1% from $163.1 million for 2012 to $179.6 million for 2013. Revenue from our net-centric customers increased 9.4% from $153.8 million for 2012 to $168.4 million for 2013.

        Our on-net revenue increased 9.6% from $232.6 million for 2012 to $255.0 million for 2013. We increased the number of our on-net customer connections by 16.1% to 34,671 at December 31, 2013 from 29,875 at December 31, 2012. On-net customer connections increased at a greater rate than on-net revenues due to a 5.9% decline in our on-net ARPU, primarily a decline in ARPU for our net centric customers. ARPU is determined by dividing revenue for the period by the average customer connections for that period. Our average price per megabit for our installed base of customers is determined by dividing the aggregate monthly recurring fixed charges for those customers by the aggregate committed data rate for those customers. The decline in on-net ARPU is partly attributed to volume and term based pricing discounts. Additionally, on-net customers who cancel their service from our installed base of customers, in general, have an ARPU that is greater than the ARPU for our new customers due to declining prices primarily for our on-net services sold to our net-centric customers. These trends resulted in a 5.9% reduction to our on-net ARPU and a 22.9% decline in our average price per megabit.

        Our off-net revenue increased 11.2% from $81.9 million for 2012 to $91.1 million for 2013. Our off-net customer connections increased 14.0% from 4,465 at December 31, 2012 to 5,088 at December 31, 2013. Our off-net customer connections increased at a greater rate than our off-net revenue due to the 2.4% decrease in our off-net ARPU.

        Our non-core revenue decreased 22.4% from $2.5 million for 2012 to $1.9 million for 2013. The number of our non-core customer connections decreased 11.9% from 471 at December 31, 2012 to 415 at December 31, 2013. We do not actively market these acquired non-core services and expect that the service revenue associated with them will continue to decline.

        Network Operations Expenses.    Network operations expenses include the costs of personnel associated with service delivery, network management, and customer support, network facilities costs, fiber and equipment maintenance fees, leased circuit costs, and access and facilities fees paid to building owners. Non-cash equity-based compensation expense is included in network operations expenses consistent with the classification of the employee's salary and other compensation. Our network operations expenses, including non-cash equity-based compensation expense, increased 4.6% from $143.6 million for 2012 to $150.2 million for 2013. The increase is primarily attributable to an increase in costs related to our network and facilities expansion activities and the increase in our off-net revenue. When we provide our off-net services we also assume the cost of the associated tail-circuits. The impact of exchange rates resulted in an increase of network operations expenses for 2013 of approximately $0.8 million.

        Selling, General, and Administrative Expenses ("SG&A").    Our SG&A expenses, including non-cash equity-based compensation expense, increased 9.2% from $79.9 million for 2012 to $87.2 million for 2013. Non cash equity-based compensation expense is included in SG&A expenses consistent with the classification of the employee's salary and other compensation and was $7.8 million for 2012 and $8.2 million for 2013. SG&A expenses increased primarily from an increase in salaries and related costs required to support our expansion and increases in our sales efforts and our headcount. The impact of exchange rates resulted in an increase of approximately $0.5 million in SG&A expenses.

        Depreciation and Amortization Expenses.    Our depreciation and amortization expenses increased 3.0% from $62.5 million for 2012 to $64.4 million for 2013. The increase is primarily due to the depreciation expense associated with the increase related to newly deployed fixed assets more than offsetting the decline in depreciation expense from fully depreciated fixed assets. The impact of exchange rates resulted in an increase of approximately $0.3 million in depreciation and amortization expenses.

        Interest Expense.    Interest expense results from interest incurred on our $65.0 million of senior secured notes issued on August 19, 2013, our $175.0 million of senior secured notes issued on January 26, 2011, our $92.0 million of 1.00% convertible senior notes issued in June 2007, and interest on our capital lease obligations. Our interest expense increased 15.1% from $36.3 million for 2012 to $41.8 million for 2013. The increase is attributed to approximately $1.6 million of interest expense related to the issuance of our $65.0 million of Senior Secured Notes since they were outstanding for only a portion of 2013 and to an increase in our capital lease obligations. The impact of exchange rates resulted in an increase in our interest expense for 2013 of approximately $0.2 million.

        Income Tax Benefit (Expense).    Our income tax benefit was $49.7 million for 2013 and our income tax expense was $0.8 million for 2012. The net income tax benefit for 2013 includes income tax benefits of approximately $50.2 million resulting primarily from the reduction of the valuation allowance on net deferred tax assets related to our operations in the United States, and $0.5 million of income tax expense related to our European and Canadian operations. At each balance sheet date, we assess the likelihood that we will be able to realize our deferred tax assets. We consider all available positive and negative evidence in assessing the need for a valuation allowance. As of December 31, 2013, we recorded an income tax benefit of $50.2 million (including $49.3 million related to our US federal deferred tax assets) since we determined that we no longer required a valuation allowance against our US deferred tax assets. We continue to maintain a valuation allowance against our European and other foreign deferred tax assets and our deferred tax assets limited under Section 382 of the Internal Revenue Code in the United States. Section 382 limits the utilization of net operating losses when ownership changes, as defined by that section, occur. We have performed an analysis of our Section 382 ownership changes and we have determined that the utilization of certain of our net operating loss carryforwards in the United States is limited. Our net operating losses related to our foreign operations are generally not subject to similar limitations.

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

        Buildings On-net.    As of December 31, 2013 and 2012 we had a total of 1,990 and 1,867 on-net buildings connected to our network, respectively.

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

        Our management reviews and analyzes several key financial measures in order to manage our business and assess the quality of and variability of our service revenue, operating results and cash flows. The following summary tables present a comparison of our results of operations for the years ended December 31, 2012 and 2011 with respect to certain key financial measures. The comparisons illustrated in the tables are discussed in greater detail below.

	Year Ended December 31,
			Percent Change
	2012	2011
	(in thousands)
Service revenue	$316,973	$305,500	3.8%
On-net revenues	232,587	233,012	(0.2)%
Off-net revenues	81,928	69,640	17.6%
Non-core revenues	2,458	2,848	(13.7)%
Network operations expenses(1)	143,642	132,160	8.7%
Selling, general, and administrative expenses(2)	79,885	76,984	3.8%
Depreciation and amortization expenses	62,478	59,850	4.4%
Interest expense	36,318	34,511	5.2%
Release of lease obligation -gain	—	2,739	NM
Income tax (expense) benefit	(751)	1,960	NM

NM—Not meaningful

(1)
Includes non-cash equity-based compensation expense of $529 and $510 for 2012 and 2011, respectively, which, if excluded would have resulted in a period-to-period change of 8.7%.

(2)
Includes non-cash equity-based compensation expense of $7,794 and $7,185 for 2012 and 2011, respectively, which, if excluded would have resulted in a period-to-period change of 3.3%.

	Year Ended December 31,
			Percent Change
	2012	2011
Other Operating Data
Average Revenue Per Unit (ARPU)
ARPU—on net	$700	$837	(16.4)%
ARPU—off-net	$1,629	$1,560	4.5%
Average Price per Megabit	$3.39	$3.62	(6.4)%
Customer Connections—end of period
On-net	29,875	25,518	17.1%
Off-net	4,465	3,915	14.0%
Non-core	471	565	(16.6)%

        Service Revenue.    Our service revenue increased 3.8% from $305.5 million for 2011 to $317.0 million for 2012. Exchange rates negatively impacted the increase in service revenue by approximately $5.4 million. All foreign currency comparisons herein reflect results for 2012 translated at the average foreign currency exchange rates for 2011. For 2012 and 2011, on-net, off-net and non-core revenues represented 73.4%, 25.8% and 0.8% and 76.3%, 22.8% and 0.9% of our service revenue, respectively. In January 2012, our largest (net-centric) customer, who represented approximately 5.5% of our 2011 service revenue, was indicted by the US government and as a result our on-net service to this customer and the associated revenue terminated in January 2012. The loss of this on-net net-centric customer negatively impacted our revenue growth rate in 2012.

        Revenue from our corporate and net-centric customers represented 51.5% and 48.5% of our service revenue, respectively, for 2012, and represented 48.9% and 51.1% of our service revenue,

respectively, for 2012. Revenue from corporate customers increased 9.2% from $149.4 million for 2011 to $163.1 million for 2012. Revenue from our net-centric customers decreased 1.4% from $156.1 million for 2011 to $153.8 million for 2012. The decrease in net-centric revenue is attributed to the loss of our largest net-centric customer noted above.

        Our on-net revenue decreased 0.2% from $233.0 million for 2011 to $232.6 million for 2012. We increased the number of our on-net customer connections by 17.1% to 29,875 at December 31, 2012 from 25,518 at December 31, 2011. The loss of our largest on-net customer in January 2012 and the negative impact of foreign exchange negatively impacted our on-net revenue growth rate from 2011 to 2012. Additionally, our on-net customer connections increased at a greater rate than our on-net revenue due to a 16.4% decline in our on-net ARPU, resulting primarily from an ARPU reduction for our net-centric customers. ARPU is determined by dividing revenue for the period by the average customer connections for that period. Our average price per megabit for our installed base of customers is determined by dividing the aggregate monthly recurring fixed charges for those customers by the aggregate committed data rate for those customers. The decline in on-net ARPU is partly attributed to volume and term based pricing discounts. Further, our on-net customers who cancel their service from our installed base of customers, in general, have an ARPU that is greater than the ARPU from our new on-net customers primarily due to declining prices for our on-net services sold to our net-centric customers. These trends and events resulted in a 16.4% reduction to our on-net ARPU and a 6.4% decline in our average price per megabit.

        Our off-net revenue increased 17.6% from $69.6 million for 2011 to $81.9 million for 2012. Our off-net customer connections increased 14.0% from 3,915 at December 31, 2011 to 4,465 at December 31, 2012. Our off-net revenue increased at a greater rate than our off-net customer connections due to a 4.5% increase in our off-net ARPU. During 2012, our off-net customers who canceled their service with us, in general, had an ARPU that was lower than our new off-net customers who generally purchased higher-bandwidth connections which carry a higher ARPU.

        Our non-core revenue decreased 13.7% from $2.8 million for 2011 to $2.5 million for 2012. The number of our non-core customer connections decreased 16.6% from 565 at December 31, 2011 to 471 at December 31, 2012. We do not actively market these acquired non-core services and expect that the service revenue associated with them will continue to decline.

        Network Operations Expenses.    Network operations expenses include the costs of personnel associated with service delivery, network management, and customer support, network facilities costs, fiber and equipment maintenance fees, leased circuit costs, and access and facilities fees paid to building owners. Non-cash equity-based compensation expense is included in network operations expenses consistent with the classification of the employee's salary and other compensation. Our network operations expenses, including non-cash equity-based compensation expense, increased 8.7% from $132.2 million for 2011 to $143.6 million for 2012. The increase is primarily attributable to an increase in costs related to our network and facilities expansion activities and the increase in our off-net revenue. When we provide our off-net services we also assume the cost of the associated tail-circuits. The impact of exchange rates resulted in a decrease of network operations expenses for 2012 of approximately $2.4 million.

        Selling, General, and Administrative Expenses ("SG&A").    Our SG&A expenses, including non-cash equity-based compensation expense, increased 3.8% from $77.0 million for 2011 to $79.9 million for 2012. Non cash equity-based compensation expense is included in SG&A expenses consistent with the classification of the employee's salary and other compensation and was $7.2 million for 2011 and $7.8 million for 2012. There were no significant variations in the components of our SG&A expenses from the year ended December 31, 2011 to the year ended December 31, 2012. The impact of exchange rates resulted in a decrease of approximately $1.3 million in SG&A expenses.

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

        Interest Expense.    Interest expense results from interest incurred on our $175.0 million of senior secured notes issued in January 2011, our $92.0 million of 1.00% convertible senior notes issued in June 2007, and interest on our capital lease obligations. Our interest expense increased 5.2% from $34.5 million for 2011 to $36.3 million for 2012. The increase is attributed to approximately $1.1 million of interest expense related to the issuance of our senior secured notes since they were outstanding for only a portion of 2011 and to an increase in our capital lease obligations. The impact of exchange rates resulted in a decrease in our interest expense for 2012 of approximately $0.5 million.

        Release of Lease Obligation-Gain.    In 2011, the requirements for extinguishment were met and we were released from an obligation under an IRU capital lease obligation totaling $2.7 million resulting in a gain. The IRU asset related to this obligation had been fully impaired in 2008 when it was determined that the IRU asset was no longer in use.

        Income Tax Benefit (Expense).    Our income tax benefit was $2.0 million for 2011 and our income tax expense was $0.8 million for 2012. The net income tax expense for 2012 includes US state income taxes of $1.4 million and a state income tax benefit of $2.4 million resulting from the reversal of uncertain tax benefits due to the expiration of specific state statutes of limitation and the closing of a state income tax audit, $1.7 million of income tax expense related to our Canadian operations and $0.1 million of income tax expense related to our European operations. The net income tax benefit for 2011 includes income tax expense for the United States of approximately $3.4 million related to state income taxes (including approximately $3.0 million related to uncertain tax benefits) an income tax benefit of $6.3 million resulting from the reduction of the valuation allowance on net deferred tax assets related to our operations in certain jurisdictions in the United States, and $0.9 million of income tax expense related to our European and Canadian operations.

        Buildings On-net.    As of December 31, 2012 and 2011 we had a total of 1,867 and 1,744 on-net buildings connected to our network, respectively.

Liquidity and Capital Resources

        In assessing our liquidity, management reviews and analyzes our current cash balances, short-term investments, accounts receivable, accounts payable, accrued liabilities, capital expenditure and operating expense commitments, and required capital lease, interest and debt payments and other obligations.

        The following table sets forth our consolidated cash flows for the years ended December 31, 2013, 2012, and 2011.

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Net cash provided by operating activities	$81,851	$79,943	$75,814
Net cash used in investing activities	(48,981)	(44,196)	(45,812)
Net cash provided by (used in) financing activities	24,584	(27,204)	152,636
Effect of exchange rates on cash	127	535	(714)

Net increase in cash and cash equivalents during the year	$57,581	$9,078	$181,924

        Net Cash Provided By Operating Activities.    Our primary source of operating cash is receipts from our customers who are billed on a monthly basis for our services. Our primary uses of operating cash are payments made to our vendors, employees and interest payments made to our capital lease vendors and our note holders. Net cash provided by operating activities was $81.9 million for 2013, $79.9 million for 2012 and $75.8 million for 2011. The increases in cash provided by operating activities are primarily due to increases in our operating profit. Cash provided by operating activities for 2013, 2012 and 2011 includes interest payments of $14.7 million, $14.7 million and $8.1 million, respectively, under our senior secured notes, further described below. The initial $2.7 million semi-annual interest payment on our $65.0 million of senior secured notes was paid in February 2014. Our future operating cash flow will be impacted by annual interest payments of $20.1 million related to our senior secured notes on our $240.0 million of senior secured notes.

        Net Cash Used In Investing Activities.    Net cash used in investing activities was $49.0 million for 2013, $44.2 million for 2012 and $45.8 million for 2011. Our primary use of investing cash is for purchases of property and equipment. These amounts were $49.0 million, $44.3 million and $45.9 million for 2013, 2012 and 2011, respectively. The annual changes in purchases of property and equipment are primarily due to the timing and scope of our network expansion activities including geographic expansion and adding buildings to our network.

        Net Cash Provided By (Used In) Financing Activities.    Financing activities provided cash of $24.6 million for 2013 and $152.6 million for 2011. Financing activities used cash of $27.2 million for 2012. Our use of financing cash includes principal payments under our capital lease obligations. These amounts were $11.2 million, $16.8 million and $15.5 million for 2013, 2012 and 2011, respectively. Our financing activities include amounts paid under our stock buyback program. These amounts were $3.0 million for 2011 and $1.3 million for 2012. There were no stock purchases in 2013. Our financing activities also include proceeds from our debt offerings and dividend payments. In August 2013, we received $69.9 million of net proceeds from the issuance of $65.0 million of senior secured notes after deducting $1.0 million of issuance costs that were issued at a premium of $5.9 million. In January 2011, we issued $175.0 million of senior secured notes and received net proceeds of approximately $170.5 million after deducting $4.5 million of issuance costs. We began paying a quarterly dividend on our common stock in the third quarter of 2012. During 2012 we paid $9.5 million for our third and fourth quarter dividend payments. During 2013 we paid $35.4 million for our quarterly 2013 dividend payments.

Indebtedness

        Our total indebtedness, net of discount, at December 31, 2013 was $496.1 million. Our total indebtedness at December 31, 2013 includes $161.8 million of capital lease obligations for dark fiber primarily under 15-20 year IRUs. Our total cash and cash equivalents were $304.9 million at December 31, 2013.

Senior Secured Notes

        On January 26, 2011 and on August 19, 2013, we issued our 8.375% Senior Secured Notes (the "Senior Notes") due February 15, 2018, for aggregate principal amounts of $175.0 million and $65.0 million, respectively, in private offerings for resale to qualified institutional buyers pursuant to SEC Rule 144A. The Senior Notes are secured and bear interest at 8.375% per annum. Interest is payable in cash semiannually in arrears on February 15 and August 15, of each year. On January 26, 2011, we received net proceeds of $170.5 million after deducting $4.5 million of issuance costs from issuing $175.0 million of Senior Notes. On August 19, 2013, we received net proceeds of approximately $69.9 million after deducting $1.0 million of issuance costs from issuing $65.0 million of Senior Notes. The Senior Notes sold in August 2013 were sold at 109.00% of par value. The $5.9 million premium is being amortized as a reduction to interest expense to the maturity date using the effective interest rate method. Issuance costs are included in deposits and other assets. The net proceeds from the Senior Notes are intended to be used for general corporate purposes, the buyback of our Convertible Notes if the holders exercise their put or if we exercise our right to redeem, and/or repurchases of our common stock or Convertible Notes or special or recurring dividends to our stockholders.

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

Convertible Senior Notes

        In June 2007, we issued our Convertible Notes due June 15, 2027, for an aggregate principal amount of $200.0 million in a private offering for resale to qualified institutional buyers pursuant to SEC Rule 144A. The Convertible Notes are unsecured and bear interest at 1.00% per annum. The Convertible Notes will rank equally with any future senior debt and senior to any future subordinated debt and will be effectively subordinated to all of our subsidiary's existing and future liabilities and to any secured debt that we may issue to the extent of the value of the collateral. Interest is payable in cash semiannually in arrears on June 15 and December 15, of each year, beginning on December 15, 2007. We received proceeds of approximately $195.1 million from the issuance of the Convertible Notes after deducting the original issue discount of 2.25% and issuance costs.

        In 2008, we purchased $108.0 million of face value of our Convertible Notes for $48.6 million in cash in a series of transactions. These transactions resulted in a gain of $23.1 million in the year ended December 31, 2008. After these transactions there is $92.0 million of face value of our Convertible Notes outstanding. We may purchase additional Convertible Notes.

        The Convertible Notes are convertible into shares of our common stock at a conversion price of $47.52 per share, or 21.043 shares for each $1,000 principal amount of Convertible Notes, subject to additional adjustment for certain events, including dividend payments, as set forth in the indenture.

Upon conversion of the Convertible Notes, we will have the right to deliver shares of our common stock, cash or a combination of cash and shares of our common stock. The Convertible Notes are convertible (i) during any fiscal quarter after the fiscal quarter ending June 30, 2007, if the closing sale price of our common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter exceeds 130% of the conversion price in effect on the last trading day of the immediately preceding fiscal quarter, or (ii) specified corporate transactions occur, or (iii) the trading price of the Convertible Notes falls below a certain threshold, or (iv) if we call the Convertible Notes for redemption, or (v) on or after April 15, 2027, until maturity. In addition, following specified corporate transactions, we will increase the conversion rate for holders who elect to convert Convertible Notes in connection with such corporate transactions, provided that in no event may the shares issued upon conversion, as a result of adjustment or otherwise, result in the issuance of more than 36.8251 common shares per $1,000 principal amount. The Convertible Notes include an "Irrevocable Election of Settlement" whereby we may choose, in our sole discretion, and without the consent of the holders of the Convertible Notes, to waive our right to settle the conversion feature in either cash or stock or in any combination, at our option.

        The Convertible Notes may be redeemed by us at any time after June 20, 2014 at a redemption price of 100% of the principal amount plus accrued interest. Holders of the Convertible Notes have the right to require us to repurchase for cash all or some of their Convertible Notes on June 15, 2014, 2017 and 2022 and upon the occurrence of certain designated events at a redemption price of 100% of the principal amount plus accrued interest. As of December 31, 2013, the Convertible Notes are classified as a current liability since the earliest put date in June 2014 is within one year.

Common Stock Buyback Program

        In June 2007, we used approximately $50.1 million of the net proceeds from our issuance of our Convertible Notes to repurchase approximately 1.8 million shares of our common stock. In August 2007, our board of directors approved a $50.0 million common stock buyback program. In June 2008, our board of directors approved an additional $50.0 million for purchases of our common stock to occur prior to December 31, 2009. In February 2011, our board of directors approved an additional $50.0 million of purchases of our common stock. In the years ended December 31, 2011 and 2012, we purchased approximately 0.2 million, and 0.1 million shares of our common stock, respectively, for approximately $3.0 million and $1.3 million, respectively and there was $45.8 million available for additional purchases at December 31, 2013. There were no purchases in the year ended December 31, 2013. All purchased common shares were subsequently retired. In February 2014, our board of directors extended the February 2011 program through February 2015.

Dividends on Common Stock

        Our initial quarterly dividend payment was made in the third quarter of 2012. In addition to our regular quarterly dividends, our board of directors has approved an additional return of capital program (the "Capital Program") for our shareholders. Under the Capital Program we plan on returning an additional capital to our shareholders each quarter through either stock buybacks or a special dividend or a combination of stock buybacks and a special dividend. The aggregate payment under the Capital Program initially was at least $10.0 million each quarter and was increased to be at least $10.5 million each quarter. Amounts paid under our Capital Program are in addition to our regular quarterly dividend payments. The initial $10.0 million ($0.22 per share) quarterly dividend payment under the Capital Program was paid to holders of record on November 27, 2013 on December 20, 2013. The total dividend paid on December 20, 2013 totaled $0.37 per share. On February 19, 2014, our board of directors approved the payment of our regular quarterly dividend of $0.16 per common share and a $10.5 million dividend ($0.23 per share) under our Capital Program. The total dividend for the first quarter of 2014 of $0.39 per share will be paid to holders of record on

March 7, 2014. This estimated $17.9 million dividend payment is expected to be made on March 27, 2014.

        A summary of our quarterly dividends paid since our initial dividend payment is as follows (in thousands except per share amounts):

Dividend Period	Amount per Common Share	Record Date	Payment Date	Dividends Paid
Q3 2012	$0.10	August 22, 2012	September 12, 2012	$4,537
Q4 2012	$0.11	November 21, 2012	December 12, 2102	$5,012
Q1 2013	$0.12	March 4, 2013	March 15, 2013	$5,489
Q2 2013	$0.13	May 31, 2013	June 18, 2013	$6,145
Q3 2013	$0.14	September 5, 2013	September 25, 2013	$6,512
Q4 2013	$0.37	November 27, 2013	December 20, 2013	$17,206

        The payment of any future dividends and any other returns of capital will be at the discretion of our board of directors and may be reduced, eliminated or increased and will be dependent upon our financial position, results of operations, available cash, cash flow, capital requirements and other factors deemed relevant by our board of directors

Contractual Obligations and Commitments

        The following table summarizes our contractual cash obligations and other commercial commitments as of December 31, 2013.

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
	(in thousands)
Convertible Notes(1)	$92,438	$92,438	$—	$—	$—
Senior Notes(2)	330,450	20,100	40,200	270,150	—
Capital lease obligations(3)	362,550	28,965	44,298	43,255	246,032
Operating leases and other(4)	343,831	54,053	82,963	58,784	148,031
Unconditional purchase obligations(5)	61,540	32,593	2,113	2,113	24,721

Total contractual cash obligations	$1,190,809	$228,149	$169,574	$374,302	$418,784

(1)
The Convertible Notes are assumed to be outstanding until June 15, 2014 which is the earliest put date and these amounts include interest and principal payment obligations on the Convertible Notes to the put date.

(2)
These amounts include interest and principal payment obligations on our $240.0 million of Senior Notes through the maturity date of February 15, 2018.

(3)
The capital lease obligations above were incurred in connection with IRUs for inter-city and intra-city dark fiber underlying substantial portions of our network. These capital leases are presented on our balance sheet at the net present value of the future minimum lease payments, or $161.8 million at December 31, 2013. These leases generally have initial terms of 15 to 20 years

(4)
These amounts include operating lease, building access and tenant license agreement obligations.

(5)
These amounts include additional dark fiber IRU operating and capital lease agreements entered into prior to December 31, 2013 and amounts remaining under an equipment purchase agreement with a vendor which requires us to order network equipment through 2016.

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

Valuation Allowances for Doubtful Accounts Receivable and Deferred Tax Assets

        We have established allowances associated with uncollectible accounts receivable and certain of our deferred tax assets.

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

Accruals for Contingencies

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

Recent Accounting Pronouncements

Recent Accounting Pronouncements—to be Adopted

        In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. Under current GAAP, there is no explicit guidance on the presentation of unrecognized tax benefits when such carryforwards exist, which has led to diversity in practice. ASU 2013-11 requires entities to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss ("NOL") carryforward whenever the NOL or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed. The ASU is effective for fiscal years beginning after December 15, 2013, and interim periods within those years. The adoption of this guidance is not expected to have a material effect on our consolidated results of operations or financial condition.

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

Foreign Currency Exchange Risk

        Our operations outside of the US expose us to potentially unfavorable adverse movements in foreign currency rate changes. We have not entered into forward exchange contracts related to our foreign currency exposure. While we record financial results and assets and liabilities from our international operations in the functional currency, which is generally the local currency, these results are reflected in our consolidated financial statements in US dollars. Therefore, our reported results are exposed to fluctuations in the exchange rates between the US dollar and the local currencies, in particular the Euro, the Canadian dollar and Mexican Peso. In addition, we fund certain cash flow requirements of our international operations in US dollars. Accordingly, in the event that the local currencies strengthen versus the US dollar to a greater extent than planned, the revenues, expenses and cash flow requirements associated with our international operations may be significantly higher in US-dollar terms than planned. Changes in foreign currency rates could adversely affect our operating results.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Cogent Communications Group, Inc.

        We have audited the accompanying consolidated balance sheets of Cogent Communications Group, Inc. and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income (loss), changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the index at 15(a) 2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cogent Communications Group, Inc. and subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cogent Communications Group, Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 28, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, VA
February 28, 2014

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2013 AND 2012

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	2013	2012
Assets
Current assets:
Cash and cash equivalents	$304,866	$247,285
Accounts receivable, net of allowance for doubtful accounts of $1,871 and $3,083, respectively	30,628	23,990
Prepaid expenses and other current assets	18,777	9,978

Total current assets	354,271	281,253
Property and equipment:
Property and equipment	985,084	889,229
Accumulated depreciation and amortization	(643,891)	(578,054)

Total property and equipment, net	341,193	311,175
Deferred tax assets—noncurrent	50,861	5,546
Deposits and other assets ($448 and $442 restricted, respectively)	8,776	8,557

Total assets	$755,101	$606,531

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$14,098	$14,734
Accrued and other current liabilities	31,465	26,519
Convertible senior notes—current portion, net of discount of $3,099	88,879	—
Current maturities, capital lease obligations	9,252	10,487

Total current liabilities	143,694	51,740
Senior secured notes including premium of $5,423 and $0, respectively	245,423	175,000
Capital lease obligations, net of current maturities	152,527	127,461
Convertible senior notes, net of discount of $9,494	—	82,484
Other long term liabilities	19,965	10,067

Total liabilities	561,609	446,752

Commitments and contingencies
Stockholders' equity:
Common stock, $0.001 par value; 75,000,000 shares authorized; 47,334,218 and 47,116,644 shares issued and outstanding, respectively	47	47
Additional paid-in capital	508,256	497,349
Accumulated other comprehensive income	2,136	667
Accumulated deficit	(316,947)	(338,284)

Total stockholders' equity	193,492	159,779

Total liabilities and stockholders' equity	$755,101	$606,531

The accompanying notes are an integral part of these consolidated balance sheets.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR EACH OF THE THREE YEARS ENDED DECEMBER 31, 2013

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	2013	2012	2011
Service revenue	$347,979	$316,973	$305,500
Operating expenses:
Network operations (including $507, $529 and $510 of equity-based compensation expense, respectively, exclusive of amounts shown separately)	150,225	143,642	132,160
Selling, general, and administrative (including $8,212, $7,794 and $7,185 of equity-based compensation expense, respectively)	87,242	79,885	76,984
Depreciation and amortization	64,358	62,478	59,850

Total operating expenses	301,825	286,005	268,994

Operating income	46,154	30,968	36,506
Release of lease obligation	—	—	2,739
Interest income and other	2,630	1,851	848
Interest expense	(41,797)	(36,319)	(34,511)

Income (loss) before income taxes	6,987	(3,500)	5,582
Income tax benefit (expense)	49,702	(751)	1,960

Net income (loss)	$56,689	$(4,251)	$7,542

Comprehensive income (loss):
Net income (loss)	$56,689	$(4,251)	$7,542
Foreign currency translation adjustment	1,469	1,249	(1,626)

Comprehensive income (loss)	$58,158	$(3,002)	$5,916

Basic net income (loss) per common share	$1.22	$(0.09)	$0.17

Diluted net income (loss) per common share	$1.21	$(0.09)	$0.17

Dividends declared per common share	$0.76	$0.21	—

Weighted-average common shares—basic	46,286,735	45,514,844	45,180,485

Weighted-average common shares—diluted	46,996,904	45,514,844	45,704,052

The accompanying notes are an integral part of these consolidated statements.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR EACH OF THE THREE YEARS ENDED DECEMBER 31, 2013

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	Common Stock			Accumulated Other Comprehensive Income
			Additional Paid-in Capital		Accumulated Deficit	Total Stockholder's Equity
	Shares	Amount
Balance at December 31, 2010	45,838,510	$46	$482,737	$1,044	$(332,026)	$151,801

Forfeitures of shares granted to employees	(33,038)	—	—	—	—	—
Equity-based compensation	—	—	8,620	—	—	8,620
Foreign currency translation	—	—	—	(1,626)	—	(1,626)
Issuances of common stock	224,920	—	—	—	—	—
Exercises of options	95,311	—	633	—	—	633
Common stock purchases and retirement	(232,356)	—	(2,969)	—	—	(2,969)
Net income	—	—	—	—	7,542	7,542

Balance at December 31, 2011	45,893,347	$46	$489,021	$(582)	$(324,484)	$164,001

Forfeitures of shares granted to employees	(82,580)	—	—	—	—	—
Equity-based compensation	—	—	9,164	—	—	9,164
Foreign currency translation	—	—	—	1,249	—	1,249
Issuances of common stock	1,338,120	1	—	—	—	1
Exercises of options	42,341	—	404	—	—	404
Common stock purchases and retirement	(74,584)	—	(1,265)	—	—	(1,265)
Excess income tax benefit	—	—	25	—	—	25
Dividends paid	—	—	—	—	(9,549)	(9,549)
Net (loss)	—	—	—	—	(4,251)	(4,251)

Balance at December 31, 2012	47,116,644	$47	$497,349	$667	$(338,284)	$159,779

Forfeitures of shares granted to employees	(46,335)	—	—	—	—	—
Equity-based compensation	—	—	9,557	—	—	9,557
Foreign currency translation	—	—	—	1,469	—	1,469
Issuances of common stock	175,500	—	—	—	—	—
Exercises of options	88,409	—	1,218	—	—	1,218
Excess income tax benefit	—	—	132	—	—	132
Dividends paid	—	—	—	—	(35,352)	(35,352)
Net income	—	—	—	—	56,689	56,689

Balance at December 31, 2013	47,334,218	$47	$508,256	$2,136	$(316,947)	$193,492

The accompanying notes are an integral part of these consolidated statements.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR EACH OF THE THREE YEARS ENDED DECEMBER 31, 2013

(IN THOUSANDS)

	2013	2012	2011
Cash flows from operating activities:
Net income (loss)	$56,689	$(4,251)	$7,542
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	64,358	62,478	59,850
Amortization of debt discount and premium	6,086	6,031	5,609
Equity-based compensation expense (net of amounts capitalized)	8,719	8,323	7,695
Gain—release of lease obligation	—	—	(2,739)
Gains—dispositions of assets and other, net	(1,001)	(971)	(96)
Deferred income taxes	(50,069)	2,692	(5,735)
Changes in operating assets and liabilities:
Accounts receivable	(6,293)	1,247	(1,554)
Prepaid expenses and other current assets	(3,642)	459	(1,238)
Deposits and other assets	770	(436)	343
Accounts payable, accrued liabilities and other long-term liabilities	6,234	4,371	6,137

Net cash provided by operating activities	81,851	79,943	75,814

Cash flows from investing activities:
Purchases of property and equipment	(49,031)	(44,337)	(45,856)
Proceeds from asset sales	50	141	44

Net cash used in investing activities	(48,981)	(44,196)	(45,812)

Cash flows from financing activities:
Net proceeds from issuance of senior secured notes	69,882	—	170,512
Dividends paid	(35,352)	(9,549)	—
Principal payments of capital lease obligations	(11,164)	(16,794)	(15,540)
Purchases of common stock	—	(1,265)	(2,969)
Proceeds from exercises of common stock options	1,218	404	633

Net cash provided by (used in) financing activities	24,584	(27,204)	152,636

Effect of exchange rate changes on cash	127	535	(714)

Net increase in cash and cash equivalents	57,581	9,078	181,924
Cash and cash equivalents, beginning of year	247,285	238,207	56,283

Cash and cash equivalents, end of year	$304,866	$247,285	$238,207

Supplemental disclosures of cash flow information:
Cash paid for interest	$34,511	$26,107	$24,602
Cash paid for income taxes	822	428	810
Non-cash investing and financing activities:
Capital lease obligations incurred	33,428	17,805	41,959
Fair value of equipment acquired in leases	8,029	273	2,365
Non-cash component of network equipment obtained in exchange transactions	934	1,126	—

The accompanying notes are an integral part of these consolidated statements.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of the business and summary of significant accounting policies:

Description of the business

        Cogent Communications Group, Inc. (the "Company") is a Delaware corporation and is headquartered in Washington, DC. The Company is a facilities-based provider of low-cost, high-speed Internet access and Internet Protocol ("IP") communications services. The Company's network is specifically designed and optimized to transmit data using IP. The Company delivers its services primarily to small and medium-sized businesses, communications service providers and other bandwidth-intensive organizations in North America, Europe and Japan.

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

Reclassifications

        Certain immaterial reclassifications have been made to prior years to conform to the current period's presentation.

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

        The Company establishes an allowance for doubtful accounts and other sales credit adjustments related to its trade receivables. Trade receivables are recorded at the invoiced amount and can bear interest. Allowances for sales credits are established through a reduction of revenue, while allowances for doubtful accounts are established through a charge to selling, general, and administrative expenses as bad debt expense. The Company assesses the adequacy of these reserves by evaluating factors, such as the length of time individual receivables are past due, historical collection experience, and changes in the credit worthiness of its customers. The Company also assesses the ability of specific customers to meet their financial obligations and establishes specific allowances related to these customers. If circumstances relating to specific customers change or economic conditions change such that the Company's past collection experience and assessment of the economic environment are no longer appropriate, the Company's estimate of the recoverability of its trade receivables could be impacted. Accounts receivable balances are written-off against the allowance for doubtful accounts after all means of internal collection activities have been exhausted and the potential for recovery is considered remote. The Company recognized bad debt expense, net of recoveries, of $3.5 million, $5.1 million and $4.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

Foreign currency translation adjustment and comprehensive income (loss)

        The consolidated financial statements of the Company's non-US operations are translated into US dollars using the period-end foreign currency exchange rates for assets and liabilities and the average foreign currency exchange rates for revenues and expenses. Gains and losses on translation of the accounts are accumulated and reported as a component of other comprehensive loss in stockholders' equity. The Company's only components of "other comprehensive income (loss)" are currency translation adjustments for all periods presented.

Financial instruments

        The Company considers all highly liquid investments with an original maturity of three months or less at purchase to be cash equivalents. The Company determines the appropriate classification of its investments at the time of purchase and evaluates such designation at each balance sheet date.

        At December 31, 2013 and December 31, 2012, the carrying amount of cash and cash equivalents, accounts receivable, prepaid and other current assets, accounts payable, and accrued expenses approximated fair value because of the short-term nature of these instruments. The Company measures its cash equivalents at amortized cost, which approximates fair value based upon quoted market prices (Level 1). Based upon recent trading prices (Level 2—market approach) at December 31, 2013, the fair value of the Company's $92.0 million convertible senior notes was approximately $89.2 million. Based upon recent trading prices (Level 2—market approach) at December 31, 2013, the fair value of the Company's $240.0 million senior secured notes was approximately $260.7 million.

        The Company was party to letters of credit totaling approximately $0.4 million as of December 31, 2013 and $0.4 million as of December 31, 2012. These letters of credit are secured by investments that are restricted and included in deposits and other assets.

Concentrations of credit risk

        The Company's assets that are exposed to credit risk consist of its cash and cash equivalents, other assets and accounts receivable. As of December 31, 2013 and 2012, the Company's cash equivalents were invested in demand deposit accounts, overnight investments and money market funds. The Company places its cash equivalents in instruments that meet high-quality credit standards as specified in the Company's investment policy guidelines. Accounts receivable are due from customers located in major metropolitan areas in the United States, Europe, Canada and Mexico. Receivables from the Company's net-centric (wholesale) customers are generally subject to a higher degree of credit risk than the Company's corporate customers.

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

        Shares of restricted stock are included in the computation of basic EPS as they vest and are included in diluted EPS, to the extent they are dilutive, determined using the treasury stock method. As of December 31, 2013, 2012 and 2011, 1.0 million, 1.7 million and 0.8 million shares of restricted common stock, respectively, are not included in the computation of basic (loss) income per share, as the shares were not vested.

        Using the "if-converted" method, the shares issuable upon conversion of the Company's 1.00% Convertible Senior Notes (the "Convertible Notes") were anti-dilutive for all periods. Accordingly, the impact has been excluded from the computation of diluted (loss) income per share. The Convertible Notes are convertible into shares of the Company's common stock yielding 1.9 million shares subject to certain adjustments set forth in the indenture.

        The Company computes the dilutive effect of outstanding options using the treasury stock method. For the years ended December 31, 2012 and 2011 options to purchase 0.2 million and 0.1 million shares of common stock, respectively, are not included in the computation of diluted (loss) income per share as the effect would be anti-dilutive.

        The following details the determination of the diluted weighted average shares for the year ended December 31, 2013 and 2011:

	Year Ended December 31, 2013	Year Ended December 31, 2011
Weighted average common shares—basic	46,286,735	45,180,485
Dilutive effect of stock options	76,884	83,192
Dilutive effect of restricted stock	633,285	440,375

Weighted average common shares—diluted	46,996,904	45,704,052

Recent accounting pronouncements—adopted

        In May 2011, the FASB issued ASU 2011-04 relating to fair value measurement (FASB ASC Topic 820), which amends current guidance to achieve common fair value measurement and disclosure requirements in US GAAP and International Financial Reporting Standards. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted this pronouncement for its fiscal year beginning January 1, 2012. The adoption of this pronouncement did not have a material effect on the Company's consolidated financial statements.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Property and equipment:

        Property and equipment consisted of the following (in thousands):

	December 31,
	2013	2012
Owned assets:
Network equipment	$404,426	$375,230
Leasehold improvements	147,718	127,497
System infrastructure	79,811	71,769
Software	9,531	9,369
Office and other equipment	12,521	10,558
Building	1,532	1,471
Land	130	125

	655,669	596,019
Less—Accumulated depreciation and amortization	(521,290)	(472,024)

	134,379	123,995
Assets under capital leases:
IRUs	329,415	293,210
Less—Accumulated depreciation and amortization	(122,601)	(106,030)

	206,814	187,180

Property and equipment, net	$341,193	$311,175

        Depreciation and amortization expense related to property and equipment and capital leases was $64.3 million, $62.4 million and $59.7 million, for the years ended December 31, 2013, 2012 and 2011, respectively.

        The Company capitalizes the compensation cost of employees directly involved with its construction activities. In 2013, 2012 and 2011, the Company capitalized compensation costs of $7.4 million, $7.2 million and $7.1 million respectively. These amounts are included in system infrastructure costs.

        In the fourth quarters of 2013 and 2012, the Company exchanged certain used network equipment for new network equipment resulting in gains of $0.9 million and $0.7 million respectively.

3. Accrued and other liabilities:

        Accrued and other current liabilities as of December 31 consist of the following (in thousands):

	2013	2012
Operating accruals	$11,539	$8,283
Deferred revenue—current portion	4,174	4,132
Payroll and benefits	2,952	2,358
Taxes—non-income based	1,128	692
Interest	11,672	11,054

Total	$31,465	$26,519

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Accrued and other liabilities: (Continued)

Asset retirement obligations

        A reconciliation of the amounts related to its leased facility asset retirement obligations is as follows (in thousands):

Asset retirement obligations
Balance—December 31, 2010	$233
Effect of exchange rates	(5)
Amortization of discount	11

Balance—December 31, 2011	239
Effect of exchange rates	5
Amortization of discount	12

Balance—December 31, 2012	256
Effect of exchange rates	11
Amortization of discount	12

Balance—December 31, 2013 (recorded as other long term liabilities)	$279

4. Long-term debt:

Senior secured notes

        On January 26, 2011 and on August 19, 2013, the Company issued its 8.375% Senior Secured Notes (the "Senior Notes") due February 15, 2018, for aggregate principal amounts of $175.0 million and $65.0 million, respectively, in private offerings for resale to qualified institutional buyers pursuant to SEC Rule 144A. The Senior Notes are secured and bear interest at 8.375% per annum. Interest is payable in cash semiannually in arrears on February 15 and August 15, of each year. On January 26, 2011, the Company received net proceeds of $170.5 million after deducting $4.5 million of issuance costs from issuing $175.0 million of Senior Notes. On August 19, 2013, the Company received net proceeds of $69.9 million after deducting $1.0 million of issuance costs from issuing $65.0 million of Senior Notes. The Senior Notes sold in August 2013 were sold at 109.00% of par value. The $5.9 million premium is being amortized as a reduction to interest expense to the maturity date using the effective interest rate method. Issuance costs are included in deposits and other assets. The net proceeds from the Senior Notes are intended to be used for general corporate purposes, the buyback of the Company's Convertible Notes if the holders exercise their put, and/or repurchases of its common stock or Convertible Notes or special or recurring dividends to the Company's stockholders. In the years ended December 31, 2013, 2012 and 2011, the Company incurred approximately $16.8 million, $15.2 million and $14.0 million of interest expense, respectively, related to the Senior Notes.

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

Convertible senior notes

        In June 2007, the Company issued its Convertible Notes for an aggregate principal amount of $200.0 million in a private offering for resale to qualified institutional buyers pursuant to SEC Rule 144A. The Convertible Notes mature on June 15, 2027, are unsecured, and bear interest at 1.00% per annum. The Convertible Notes will rank equally with any future senior debt and senior to any future subordinated debt and will be effectively subordinated to all existing and future liabilities of the

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Long-term debt: (Continued)

Company's subsidiaries and to any secured debt the Company may issue, to the extent of the value of the collateral. Interest is payable in cash semiannually in arrears on June 15 and December 15, of each year, beginning on December 15, 2007. The Company received net proceeds from the issuance of the Convertible Notes of $195.1 million, after deducting the original issue discount of 2.25% and issuance costs. The discount and other issuance costs are being amortized to interest expense using the effective interest method through June 15, 2014, which is the earliest put date. In 2008, the Company purchased an aggregate of $108.0 million of face value of the Convertible Notes for $48.6 million in cash in a series of transactions.

Conversion process and other terms of the Convertible Notes

        The Convertible Notes are convertible into shares of the Company's common stock. Currently the conversion price is $47.52 per share, or 21.043 shares for each $1,000 principal amount of Convertible Notes, subject to additional adjustment for certain events, including the payment of dividends, as set forth in the indenture. Depending upon the price of the Company's common stock at the time of conversion, holders of the Convertible Notes will receive additional shares of the Company's common stock. Upon conversion of the Convertible Notes, the Company will have the right to deliver shares of its common stock, cash or a combination of cash and shares of its common stock. The Convertible Notes are convertible (i) during any fiscal quarter after the fiscal quarter ending September 30, 2007, if the closing sale price of the Company's common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter exceeds 130% of the conversion price in effect on the last trading day of the immediately preceding fiscal quarter, or (ii) specified corporate transactions occur, or (iii) the trading price of the Convertible Notes falls below a certain threshold, or (iv) if the Company calls the Convertible Notes for redemption, or (v) on or after April 15, 2027, until maturity. In addition, following specified corporate transactions, the Company will increase the conversion rate for holders who elect to convert notes in connection with such corporate transactions, provided that in no event may the shares issued upon conversion, as a result of adjustment or otherwise, result in the issuance of more than 36.8251 common shares per $1,000 principal amount. The Convertible Notes include an "Irrevocable Election of Settlement" whereby the Company may choose, in its sole discretion, and without the consent of the holders of the Convertible Notes, to waive its right to settle the conversion feature in either cash or stock or in any combination at its option. The Convertible Notes may be redeemed by the Company at any time after June 20, 2014 at a redemption price of 100% of the principal amount plus accrued interest. Holders of the Convertible Notes have the right to require the Company to repurchase for cash all or some of their notes on June 15, 2014, 2017 and 2022 and upon the occurrence of certain designated events at a redemption price of 100% of the principal amount plus accrued interest.

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

        As of December 31, 2013, the Convertible Notes are classified as a current liability since the earliest put date in June 2014 is within one year. The Company separately accounted for the debt and equity components of its Convertible Notes in a manner that reflected its nonconvertible unsecured debt borrowing rate. The debt and equity components for the Convertible Notes were as follows (in thousands):

	December 31,
	2013	2012
Principal amount of convertible senior notes	$91,978	$91,978
Unamortized discount	(3,099)	(9,494)
Net carrying amount	88,879	82,484
Additional paid-in capital	74,933	74,933

        At December 31, 2013, the unamortized discount had a remaining recognition period of approximately six months. The amount of interest expense recognized and effective interest rate for the years ended December 31, 2013, 2012 and 2011 were as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Contractual coupon interest	$920	$920	$920
Amortization of discount and costs	6,409	5,886	5,405

Interest expense	$7,329	$6,806	$6,325

Effective interest rate	8.7%	8.7%	8.7%

Long-term debt maturities

        The aggregate future contractual maturities of long-term debt were as follows as of December 31, 2013 (in thousands):

For the year ending December 31,
2014	$—
2015	—
2016	—
2017	—
2018	240,000
Thereafter(1)	91,978

Total	$331,978

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

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Income taxes:

        The components of income (loss) before income taxes consist of the following (in thousands):

	Years Ended December 31,
	2013	2012	2011
Domestic	$30,779	$20,411	$27,832
Foreign	(23,792)	(23,911)	(22,250)

Total income (loss) before income taxes	$6,987	$(3,500)	$5,582

        The benefit (provision) for income taxes is comprised of the following (in thousands):

	Years Ended December 31,
	2013	2012	2011
Current:
Federal	$—	$—	$—
State	(83)	2,285	(3,432)
Foreign	(284)	(344)	(369)
Deferred:
Federal	49,317	—	—
State	995	(1,245)	6,334
Foreign	(243)	(1,447)	(573)

Total income tax benefit (provision)	$49,702	$(751)	$1,960

        Our consolidated temporary differences comprising our net deferred tax assets at December 31, 2013 and 2012 are as follows (in thousands):

	December 31,
	2013	2012
Deferred Tax Assets:
Net operating loss carry-forwards	$402,484	$385,578
Depreciation and amortization	3,110	4,187
Tax credits	2,775	2,758
Accrued liabilities and other	3,748	6,138

Total gross deferred tax assets	412,117	398,661

Deferred Tax Liabilities:
Convertible notes	1,150	3,415
Equity-based compensation	248	600

Total gross deferred tax liabilities	1,398	4,015

Net deferred tax assets before valuation allowance	410,719	394,646
Valuation allowance	(354,537)	(388,460)

Net deferred tax asset	$56,182	$6,186

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Income taxes: (Continued)

        At each balance sheet date, the Company assesses the likelihood that it will be able to realize its deferred tax assets. The Company considers all available positive and negative evidence in assessing the need for a valuation allowance. At December 31, 2011, the Company concluded that it was more likely than not that it would be able to realize certain of its deferred tax assets primarily as a result of expected future taxable income related to its operations in certain state and municipal jurisdictions in the United States. Accordingly, the Company reduced the valuation allowance related to these deferred tax assets and recorded an income tax benefit of $6.3 million in the year ended December 31, 2011. At December 31, 2013, the Company concluded that it was more likely than not that it would be able to realize certain of its US Federal and state deferred tax assets primarily as a result of expected future US Federal taxable income related to its operations in the United States. Accordingly, the Company reduced the valuation allowance related to these deferred tax assets and recorded an income tax benefit of $52.2 million in the year ended December 31, 2013. As of December 31, 2013, the Company maintained a full valuation allowance against its other deferred tax assets consisting primarily of net operating loss carryforwards related to its foreign operations in Europe and Mexico and net operating losses in the United States that are limited for use under Section 382 of the Internal Revenue Code.

        As of December 31, 2013, the Company has combined net operating loss carry-forwards of approximately $1.3 billion. This amount includes federal and state net operating loss carry-forwards in the United States of approximately $395.8 million, net operating loss carry-forwards related to its European, Mexican and Japanese operations of approximately $897.9 million, $1.8 million and $0.1 million, respectively. Section 382 of the Internal Revenue Code in the United States limits the utilization of net operating losses when ownership changes, as defined by that section, occur. The Company has performed an analysis of its Section 382 ownership changes and has determined that the utilization of certain of its net operating loss carryforwards in the United States is limited and for those carryforwards with limitations the Company continues to maintain a valuation allowance. The net operating loss carryforwards in the United States will expire, if unused, between 2024 and 2029. The net operating loss carry-forwards related to the Company's Mexican and Japanese operations expire if unused, between 2019 and 2023. The net operating loss carry-forwards related to the Company's European operations include $727.8 million that do not expire and $170.0 million that expire between 2014 and 2028.

        The Company has not provided for US deferred income taxes or foreign withholding taxes on its undistributed earnings for certain non-US subsidiaries earnings or cumulative translation adjustments because these earnings and adjustments are intended to be permanently reinvested in operations outside the United States.

        In the normal course of business the Company takes positions on its tax returns that may be challenged by taxing authorities. The Company evaluates all uncertain tax positions to assess whether the position will more likely than not be sustained upon examination. If the Company determines that the tax position is more likely than not to be sustained, the Company records the amount of the benefit that is more likely than not to be realized when the tax position is settled. This liability, including accrued interest and penalties, is included in other long-term liabilities in the accompanying balance sheets and was $1.1 million as of December 31, 2013 and $1.7 million as of December 31, 2012. The Company expects that its liability for uncertain tax positions will decrease by approximately $0.3 million during the twelve months ended December 31, 2014, due to the expiration of certain statutes of limitation, however, actual changes in the liability for uncertain tax positions could be different than currently expected. If recognized, changes in the Company's total unrecognized tax benefits would

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Income taxes: (Continued)

impact the Company's effective income tax rate. The roll-forward of the liability for uncertain tax positions is below and excludes interest and penalties.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Beginning balance of unrecognized tax benefits	$1,312	$2,875	$698
Change attributable to tax positions taken during a prior period	(51)	745	2,177
Decrease attributable to settlements with taxing authorities		(1,655)	—
Decrease attributable to lapses of statutes of limitation	(261)	(653)	—

Ending balance of unrecognized tax benefits	$1,000	$1,312	$2,875

        The Company or one of its subsidiaries files income tax returns in the US federal jurisdiction and various state and foreign jurisdictions. The Company is subject to US federal tax and state tax examinations for years 2004 to 2013. The Company is subject to tax examinations in its foreign jurisdictions generally for years 2005 to 2013.

        The following is a reconciliation of the Federal statutory income taxes to the amounts reported in the financial statements (in thousands).

	Years Ended December 31,
	2013	2012	2011
Federal income tax benefit (provision) at statutory rates	$(2,445)	$1,225	$(1,954)
Effect of:
State income taxes, net of federal benefit	(281)	(387)	(1,368)
State tax credits	272	315	146
Foreign rate differential	255	227	1,071
Foreign tax expense	(122)	(96)	(342)
Net operating loss limitation	(238)	(1,081)	—
Non-deductible expenses	(464)	(2,551)	(597)
Changes in tax reserves	503	1,552	(2,969)
Other	35	23	278
Changes in valuation allowance	52,187	22	7,695

Income tax benefit (provision)	$49,702	$(751)	$1,960

6. Commitments and contingencies:

Capital leases—fiber lease agreements

        The Company has entered into lease agreements with numerous providers of dark fiber primarily under 15-20 year IRUs typically with additional renewal terms. Once the Company has accepted the related fiber route, leases that meet the criteria for treatment as capital leases are recorded as a capital

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Commitments and contingencies: (Continued)

lease obligation and an IRU asset. The interest rate used in determining the present value of the aggregate future minimum lease payments is determined by adding a premium to the US treasury interest rate for the lease term. The future minimum payments under these agreements are as follows (in thousands):

For the year ending December 31,
2014	$28,965
2015	22,584
2016	21,714
2017	21,663
2018	21,592
Thereafter	246,032

Total minimum lease obligations	362,550
Less—amounts representing interest	(200,771)

Present value of minimum lease obligations	161,779
Current maturities	(9,252)

Capital lease obligations, net of current maturities	$152,527

Release of lease obligation

        In the year ended December 31, 2011, the requirements for extinguishment were met and the Company was released from an obligation under an IRU capital lease obligation totaling $2.7 million resulting in a gain. The IRU asset related to this obligation had been fully impaired in 2008 when it was determined that the IRU asset was no longer in use.

Current and potential litigation

        In accordance with the accounting guidance for contingencies, the Company accrues its estimate of a contingent liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Where it is probable that a liability has been incurred and there is a range of expected loss for which no amount in the range is more likely than any other amount, the Company accrues at the low end of the range. The Company reviews its accruals at least quarterly and adjusts them to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular matter. The Company has taken certain positions related to its obligations for leased circuit and dark fiber costs which could result in a loss of up to $1.9 million in excess of the amount accrued at December 31, 2013.

        Certain former sales employees of the Company filed a collective action against the Company in December 2011 in the United States District Court, Southern District of Texas, Houston Division alleging misclassification of the Company's sales employees throughout the US in violation of the Fair Labor Standards Act. The lawsuit seeks to recover pay for allegedly unpaid overtime and other damages, including attorney's fees. The Company denies the claims and believes that the claims for unpaid overtime are without merit. The Company believes its classification of sales employees is in compliance with applicable law.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Commitments and contingencies: (Continued)

        In January 2013, a former sales employee filed in the Superior Court of Santa Clara County, California a lawsuit alleging misclassification of sales employees under California wage and hour laws. The lawsuit sought certification as a class action and sought to recover pay for allegedly unpaid overtime and other damages, including attorney's fees. The lawsuit has been dismissed.

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

For the year ending December 31,
2014	$54,103
2015	44,803
2016	38,160
2017	31,208
2018	27,576
Thereafter	148,031

$343,881

        Expenses related to these arrangements were $58.1 million in 2013, $55.8 million in 2012 and $55.7 million in 2011.

Unconditional purchase obligations

        Unconditional purchase obligations for equipment and services totaled approximately $24.4 million at December 31, 2013 that includes amounts due under a network equipment purchase agreement with a vendor. Under the equipment purchase agreement the Company is required to order network equipment through 2016. As of December 31, 2013, the Company had also committed to additional dark fiber IRU capital and operating lease agreements totaling approximately $37.1 million in future payments to be paid over periods of up to 20 years. These obligations begin when the related fiber is accepted, which is generally expected to occur in 2014. Future minimum payments under these obligations are approximately, $32.6 million, $1.1 million, $1.0 million, $1.0 million and $1.1 million for the years ending December 31, 2014 to December 31, 2018, respectively, and approximately $24.7 million, thereafter.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Commitments and contingencies: (Continued)

Defined contribution plan

        The Company sponsors a 401(k) defined contribution plan that provides for a Company matching payment. The Company matching payments were $0.4 million for 2013, $0.4 million for 2012 and $0.4 million 2011 and were paid in cash.

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

Common stock buybacks

        The Company's board of directors has approved $50.0 million for purchases of the Company's common stock under a buyback program (the "Buyback Program"). There is approximately $45.8 million remaining for purchases under the Buyback Program. During the year ended December 31, 2012 and 2011, the Company purchased approximately 0.1 million and 0.2 million shares of its common stock, respectively, for approximately $1.3 million and $3.0 million, respectively. These common shares were subsequently retired. There were no purchases of the Company's common stock in 2013.

Dividends on common stock

        Dividends are recorded as a reduction to retained earnings. Dividends on unvested restricted shares of common stock are paid as the awards vest. The Company's initial quarterly dividend payment was made in the third quarter of 2012. In addition to the Company's regular quarterly dividends, in 2013, the Company's board of directors approved an additional return of capital program (the "Capital Program") for the Company's shareholders. Under the Capital Program the Company plans on returning an additional capital to the Company's shareholders each quarter through either stock buybacks or a special dividend or a combination of stock buybacks and a special dividend. The aggregate payment under the Capital Program initially was at least $10.0 million each quarter and was increased to be at least $10.5 million each quarter. Amounts paid under the Capital Program are in addition to the Company's regular quarterly dividend payments. The initial $10.0 million ($0.22 per share) quarterly dividend payment under the Capital Program was paid to holders of record on November 27, 2013 on December 20, 2013. The total dividend paid on December 20, 2013 totaled $0.37 per share. On February 19, 2014, the Company's board of directors approved the payment of the Company's regular quarterly dividend of $0.16 per common share and a $10.5 million dividend ($0.23 per share) under the Company's Capital Program. The total dividend for the first quarter of 2014 of $0.39 per share will be paid to holders of record on March 7, 2014. This estimated $17.9 million dividend payment is expected to be made on March 27, 2014.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Stockholders' equity: (Continued)

        A summary of the Company's quarterly dividends paid since its initial dividend payment is as follows (in thousands, except per share amounts):

Dividend Period	Amount per Common Share	Record Date	Payment Date	Dividends Paid
Q3 2012	$0.10	August 22, 2012	September 12, 2012	$4,537
Q4 2012	$0.11	November 21, 2012	December 12, 2102	$5,012
Q1 2013	$0.12	March 4, 2013	March 15, 2013	$5,489
Q2 2013	$0.13	May 31, 2013	June 18, 2013	$6,145
Q3 2013	$0.14	September 5, 2013	September 25, 2013	$6,512
Q4 2013	$0.37	November 27, 2013	December 20, 2013	$17,206

        The payment of any future dividends and any other returns of capital will be at the discretion of the Company's board of directors and may be reduced, eliminated or increased and will be dependent upon the Company's financial position, results of operations, available cash, cash flow, capital requirements and other factors deemed relevant by the Company's board of directors.

8. Stock option and award plan:

Incentive award plan

        The Company grants restricted stock and options for common stock under its award plan, the 2004 Incentive Award Plan, as amended (the "Award Plan"). Stock options granted under the Award Plan generally vest over a four-year period and have a term of ten years. Grants of shares of restricted stock granted under the Award Plan generally vest over periods ranging from three to four years. Compensation expense for all awards is recognized over the service period. Awards with graded vesting terms are recognized on a straight-line basis. Certain option and share grants provide for accelerated vesting if there is a change in control, as defined. For grants of restricted stock, when an employee terminates prior to full vesting the employee retains their vested shares and the employees' unvested shares are returned to the plan. For grants of options for common stock, when an employee terminates prior to full vesting, the employee may elect to exercise their vested options for a period of ninety days and any unvested options are returned to the plan. Shares issued to satisfy awards are provided from the Company's authorized shares. As of December 31, 2013 there were a total of 0.1 million shares available for grant.

        The Company had granted restricted shares that were subject to certain performance conditions based upon the Company's operating metrics. The Company recorded approximately $0.1 million and $1.1 million, respectively, of equity-based compensation expense related to the restricted shares subject to performance conditions in the years ended December 31, 2012 and 2011, respectively.

        The accounting for equity-based compensation expense requires the Company to make estimates and judgments that affect its financial statements. These estimates include the following.

  Expected Dividend Yield—Prior to the initial declaration of a quarterly cash dividend in the third quarter of 2012, the Company used an expected dividend yield of 0% as the Company did not historically pay cash dividends on its common stock. The Company now uses an expected dividend yield based upon expected annual dividends and the stock price.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Stock option and award plan: (Continued)

  Expected Volatility—The Company uses its historical volatility for a period commensurate with the expected term of the option.

  Risk-Free Interest Rate—The Company uses the zero coupon US Treasury rate during the quarter having a term that most closely resembles the expected term of the option.

  Expected Term of the Option—The Company estimates the expected life of the option term by analyzing historical stock option exercises.

  Forfeiture Rates—The Company estimates its forfeiture rate based on historical data with further consideration given to the class of employees to whom the options or shares were granted.

        The weighted-average per share grant date fair value of options was $9.44 in 2013, $9.00 in 2012 and $7.90 in 2011. The following assumptions were used for determining the fair value of options granted in the three years ended December 31, 2013:

	Years Ended December 31,
Black-Scholes Assumptions	2013	2012	2011
Dividend yield	2.0%	1.3%	0.0%
Expected volatility	58.5%	61.6%	63.2%
Risk-free interest rate	0.8%	0.7%	1.6%
Expected life of the option term (in years)	4.8	4.8	4.9

        Stock option activity under the Company's Award Plan during the year ended December 31, 2013, was as follows:

	Number of Options	Weighted-Average Exercise Price
Outstanding at December 31, 2012	238,490	$14.87
Granted	58,472	$30.50
Cancelled	(32,976)	$21.55
Exercised—intrinsic value $1.4 million; cash received $1.2 million	(88,409)	$13.78

Outstanding at December 31, 2013—$3.7 million intrinsic value and 5.9 years weighted-average remaining contractual term	175,577	$19.36

Exercisable at December 31, 2013—$2.8 million intrinsic value and 4.3 years weighted-average remaining contractual term	114,361	$15.65

Expected to vest—$3.5 million intrinsic value and 5.6 years weighted-average remaining contractual term	160,798	$18.42

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Stock option and award plan: (Continued)

        A summary of the Company's non-vested restricted stock awards as of December 31, 2013 and the changes during the year ended December 31, 2013 are as follows:

Non-vested awards	Shares	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2012	1,683,588	$16.12
Granted	175,500	$27.82
Vested	(773,430)	$15.20
Forfeited	(46,335)	$18.06

Non-vested at December 31, 2013	1,039,323	$18.69

        The weighted average per share grant date fair value of restricted stock granted was $27.82 in 2013 (0.2 million shares), $17.74 in 2012 (1.3 million shares) and $14.09 in 2011 (0.2 million shares). The fair value was determined using the quoted market price of the Company's common stock on the date of grant. The fair value of shares of restricted stock vested in the years ended December 31, 2013, 2012 and 2011 was approximately $21.7 million, $8.8 million, and $7.7 million respectively.

        Equity-based compensation expense related to stock options and restricted stock was $8.7 million, $8.3 million and $7.7 million for the years ended December 31, 2013, 2012, and 2011, respectively. The Company capitalized compensation expense related to stock options and restricted stock of $0.8 million, $0.8 million and $0.9 million for the years ended December 31, 2013, 2012, and 2011, respectively. As of December 31, 2013 there was $14.7 million of total unrecognized compensation cost related to non-vested equity-based compensation awards. That cost is expected to be recognized over a weighted average period of 2.1 years.

9. Related party transactions:

Office lease

        The Company's headquarters is located in an office building owned by Niobium LLC (a successor to 6715 Kenilworth Avenue Partnership). The two owners of the company are the Company's Chief Executive Officer, who has a 51% interest in the partnership and his wife who has a 49% interest. The Company paid $0.6 million in 2013, 2012 and in 2011 for rent and related costs (including taxes and utilities) to this company, respectively. In November 2012, the lease was extended an additional two years through August 31, 2015 and is cancellable by the Company upon 60 days' notice. The Company's audit committee reviews and approves all transactions with related parties.

10. Geographic information:

        Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing the Company's performance. The Company has one

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Geographic information: (Continued)

operating segment. Below are the Company's service revenues and long lived assets by geographic region (in thousands):

	Years Ended December 31,
	2013	2012	2011
Service Revenue
North America	$274,320	$253,396	$240,116
Europe	73,659	63,577	65,384

Total	$347,979	$316,973	$305,500

	December 31, 2013	December 31, 2012
Long lived assets, net
North America	$251,352	$225,060
Europe	89,879	86,162

Total	$341,231	$311,222

        The majority of North American revenue consists of services delivered within the United States.

11. Quarterly financial information (unaudited):

	Three months ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013(1)(2)
	(in thousands, except share and per share amounts)
Service revenue	$84,553	$85,803	$87,761	$89,859
Network operations, including equity-based compensation expense	37,309	37,076	37,441	38,400
Operating income	9,905	11,601	12,577	12,065
Net income	361	1,607	2,122	52,599
Net income per common share—basic	0.01	0.03	0.05	1.14
Net income per common share—diluted	0.01	0.03	0.05	1.10
Weighted-average number of common shares—basic	45,537,607	46,040,692	46,171,194	46,302,926
Weighted-average number of common shares—diluted	46,435,677	46,769,184	46,823,167	48,800,560

(1)
As described in Note 5, during the fourth quarter of 2013 the Company reversed its valuation allowance against its US federal and certain state deferred income tax assets.

(2)
Diluted earnings per share for the fourth quarter of 2013 assumes the conversion of the Convertible Notes since the Convertible Notes are dilutive this quarter. The assumed conversion of the Convertible Notes was anti-dilutive for the other periods presented. Diluted earnings per share for the fourth quarter of 2013 is determined by adding back $1.2 million of interest expense from

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Quarterly financial information (unaudited): (Continued)

  the Convertible Notes to net income and including 1.9 million shares from the assumed conversion of the Convertible Notes in the weighted-average number of common dilutive shares.

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

        As required by Rule 13a-15(d) of the Exchange Act, we have assessed our internal control system in relation to criteria for effective internal control over financial reporting described in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission (1992 Framework). Based upon these criteria, we believe that, as of December 31, 2013, our system of internal control over financial reporting was effective.

        The independent registered public accounting firm, Ernst & Young LLP, has audited our 2013 financial statements. Ernst & Young LLP was given unrestricted access to all financial records and related data, including minutes of all meetings of stockholders, the Board of Directors and committees of the Board. Ernst & Young LLP has issued an unqualified report on our 2013 financial statements as a result of the audit and also has issued an unqualified report on our internal control over financial reporting which is attached hereto.

Cogent Communications Group, Inc.
February 28, 2014
By:	/s/ DAVID SCHAEFFER
David Schaeffer
Chief Executive Officer
By:	/s/ THADDEUS WEED
Thaddeus Weed
Chief Financial Officer

Report of Independent Registered Public Accounting Firm
On Internal Control over Financial Reporting

The Board of Directors and Stockholders of Cogent Communications Group, Inc.

        We have audited Cogent Communications Group, Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). Cogent Communications Group, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Cogent Communications Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cogent Communications Group, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income (loss), changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013 of Cogent Communications Group, Inc. and subsidiaries and our report dated February 28, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, VA
February 28, 2014

 PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this Item 10 is incorporated in this report by reference to the information set forth under the captions entitled "Election of Directors," "The Board of Directors and Committees," and "Section 16(a) Beneficial Ownership Reporting Compliance" in our 2014 Proxy Statement for the 2014 Annual Meeting of Stockholders, which is expected to be filed with the Commission within 120 days after the close of our fiscal year.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this Item 11 is incorporated in this report by reference to the information set forth under the captions entitled "The Board of Directors and Committees," "Executive Compensation", "Employment Agreements", "Compensation Committee Report on Executive Compensation," and "Compensation Committee Interlocks and Insider Participation" in our 2014 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this Item 12 is incorporated in this report by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in our 2014 Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item 13 is incorporated in this report by reference to the information set forth under the caption "Certain Transactions" in our 2014 Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this Item 14 is incorporated in this report by reference to the information set forth under the caption "Relationship With Independent Public Accountants" in our 2014 Proxy Statement.

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
4.1
Indenture related to the Convertible Senior Notes due 2027, dated as June 11, 2007, between Cogent Communications Group, Inc. and Wells Fargo Bank, N.A., as trustee (including form of 1.00% Convertible Senior Notes due 2027) (previously filed as Exhibit 4.1 to our Current Report on Form 8-K, filed on June 12, 2007, and incorporated herein by reference)
4.2	Form of 1.00% Convertible Senior Notes due 2027 (previously filed as Exhibit A to the Exhibit 4.1 to our Current Report on Form 8-K, filed on June 12, 2007, and incorporated herein by reference)
4.3
Registration Rights Agreement, dated as of June 11, 2007, by and among Cogent Communications Group, Inc. and Bear, Stearns & Co. Inc., UBS Securities LLC, RBC Capital Markets Corporation and Cowen and Company, LLC (previously filed as Exhibit 4.3 to our Current Report on Form 8-K, filed on June 12, 2007, and incorporated herein by reference)
4.4
Indenture related to the 8.375% Senior Secured Notes due 2018, dated as of January 26, 2011, among Cogent Communications Group, Inc., the guarantors named therein and Wilmington Trust FSB, as trustee and collateral agent (including form of 8.375% Senior Secured Notes due 2018 attached as Exhibit A thereto) (previously filed as Exhibit 4.1 to our Current Report on Form 8-K, filed on February 1, 2011, and incorporated herein by reference)
4.5	Form of 8.375% Senior Secured Notes due 2018 (previously filed as Exhibit A to the Exhibit 4.1 to our Current Report on Form 8-K, filed on February 1, 2011, and incorporated herein by reference)
4.6
First Supplemental Indenture related to the 8.375% Senior Secured Notes due 2018, dated as of August 19, 2013, among Cogent Communications Group, Inc., the guarantors named therein and Wilmington Trust, National Association (successor by merger to Wilmington Trust FSB), as trustee and collateral agent (previously filed as Exhibit 4.1 to our Current Report on Form 8-K, filed on August 20, 2013, and incorporated herein by reference).

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
10.7
Robert N. Beury, Jr. Employment Agreement with Cogent Communications Group, Inc., dated June 15, 2000 (incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K, filed on March 31, 2003)
10.8
Timothy G. O'Neill Employment Agreement with Cogent Communications Group, Inc., dated as of September 25, 2003 (previously filed as Exhibit 10.29 to our Annual Report on Form 10-K, filed on February 27, 2012, and incorporated herein by reference)
10.9
Brad Kummer Employment Agreement with Cogent Communications Group, Inc., dated January 11, 2000, (incorporated by reference to Exhibit 10.23 to our Registration Statement on Form S-1, Commission File No. 333-122821, filed on February 14, 2005)
10.10
Extension of Lease for Headquarters Space, by and between 6715 Kenilworth Avenue Partnership and Cogent Communications, Inc., dated February 3, 2005 (previously filed as Exhibit 10.27 to our Annual Report on Form 10-K, filed on March 31, 2005, and incorporated herein by reference)
10.11
Extension of Lease for Headquarters Space to August 31, 2006, by and between 6715 Kenilworth Avenue Partnership and Cogent Communications, Inc., dated July 21, 2005 (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed on August 15, 2005, and incorporated herein by reference)
10.12
Option for extension of Lease for Headquarters Space to August 31, 2007, by and between 6715 Kenilworth Avenue Partnership and Cogent Communications, Inc., dated July 21, 2005 (previously filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed on August 15, 2005, and incorporated herein by reference)

10.13	Extension of Lease for headquarters space to August 31, 2010, by and between 6715 Kenilworth Avenue Partnership and Cogent Communications Group, Inc., dated June 20, 2006 (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed on August 8, 2006, and incorporated herein by reference)
10.14
Ernest Ortega Employment Agreement with Cogent Communications Group, Inc., dated August 1, 2013 (previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on August 1, 2013, and incorporated herein by reference)
10.15
David Schaeffer Amendment No. 2 to Employment Agreement with Cogent Communications Group, Inc., dated as of March 12, 2007 (previously filed as Exhibit 10.26 to our Annual Report on Form 10-K, filed on March 14, 2007, and incorporated herein by reference)
10.16
Robert N. Beury, Jr. Employment Agreement with Cogent Communications Group, Inc., dated as of March 12, 2007 (previously filed as Exhibit 10.27 to our Annual Report on Form 10-K, filed on March 14, 2007, and incorporated herein by reference)
10.17
Thaddeus G. Weed Employment Agreements, dated September 25, 2003 through October 26, 2006 (previously filed as Exhibit 10.28 to our Annual Report on Form 10-K, filed on March 14, 2007, and incorporated herein by reference)
10.18
Amendment No. 3 to Employment Agreement of Dave Schaeffer, dated as of August 7, 2007 (previously filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed on August 8, 2007, and incorporated herein by reference)
10.19	Restricted Stock Award to Ernest Ortega, previously filed as Exhibit 10.2 to our Periodic Report on Form 8-K, filed on August 1, 2013, and incorporated herein by reference).
10.20	Form of Restricted Stock Agreement made to Mr. Schaeffer on January 1, 2008) (incorporated by reference to Exhibit 10.27 to our Annual Report on Form 10-K, filed on February 27, 2008)
10.21
Extension of Lease for headquarters space to August 31, 2012 and addition of 3rd floor office space, by and between 6715 Kenilworth Avenue Partnership and Cogent Communications Group, Inc., dated as of August 7, 2008 (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed on August 8, 2008, and incorporated herein by reference)
10.22
Amendment No. 4 to Employment Agreement of Dave Schaeffer, dated as of February 26, 2010 (previously filed as Exhibit 10.25 to our Annual Report on Form 10-K, filed on March 1, 2010, and incorporated herein by reference)
10.23
Form of Restricted Stock Award to Vice Presidents on April 15, 2010 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed on April 20, 2010, and incorporated herein by reference)
10.24
Amendment No. 5 to Employment Agreement of Dave Schaeffer, dated April 7, 2010 (previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on April 7, 2010, and incorporated herein by reference).
10.25
Extension of Lease for headquarters space to August 31, 2013 and addition of 1st floor office space, by and between 6715 Kenilworth Avenue Partnership and Cogent Communications Group, Inc., dated as of August 5, 2011 (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed on August 8, 2011, and incorporated herein by reference)

10.26	Amendment to Lease Agreement for headquarters space reducing leased square footage of office space, by and between 6715 Kenilworth Avenue Partnership and Cogent Communications, Inc., dated as of February 22, 2012 (previously filed as Exhibit 10.30 to our Annual Report on Form 10-K, filed on February 27, 2012, and incorporated herein by reference)
10.27
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
10.28
Form of Restricted Stock Award dated April 19, 2012—monthly vest (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on April 23, 2012, and incorporated herein by reference).
10.29
Form of Restricted Stock Award dated April 19, 2012—cliff vest (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on April 23, 2012, and incorporated herein by reference).
10.30
2004 Incentive Award Plan of Cogent Communications Group, Inc., as amended and restated through February 20, 2013 (ratified by stockholders at the annual meeting held on April 18, 2013) (previously filed as Exhibit 10.31 to our Annual Report on Form 10-K, filed on February 27, 2013 and incorporated herein by reference).
21.1	Subsidiaries (filed herewith)
23.1	Consent of Ernst & Young LLP (filed herewith)
31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer (filed herewith)
32.2	Certification of Chief Financial Officer (filed herewith)
99.1
Policy Against Excise Tax Gross-ups on "Golden Parachute" Payments, with effect from April 7, 2010 (previously filed as Exhibit 99.1 to our Current Report on Form 8-K, filed on April 7, 2010, and incorporated herein by reference).
101.
The following materials from the Annual Report on Form 10-K of Cogent Communications Group, Inc. for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Statements of Changes in Stockholders' Equity. (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements†.

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

•
Confidential treatment requested and obtained as to certain portions. Portions have been omitted pursuant to this request where indicated by an asterisk.

Schedule II

COGENT COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	(Deductions)	Balance at End of Period
Allowance for doubtful accounts (deducted from accounts receivable)(a)
Year ended December 31, 2011	$2,464	$6,299	$(5,418)	$3,345
Year ended December 31, 2012	$3,345	$6,058	$(6,320)	$3,083
Year ended December 31, 2013	$3,083	$4,731	$(5,943)	$1,871
Allowance for Unfulfilled Customer Purchase Obligations (deducted from accounts receivable)
Year ended December 31, 2011	$1,576	$4,870	$(4,587)	$1,859
Year ended December 31, 2012	$1,859	$6,888	$(7,065)	$1,682
Year ended December 31, 2013	$1,682	$4,690	$(4,228)	$2,144
Deferred tax valuation allowance
Year ended December 31, 2011	$357,915	$20,837	$(8,459)	$370,293
Year ended December 31, 2012	$370,293	$18,200	$(33)	$388,460
Year ended December 31, 2013	$388,460	$5,542	$(39,465)	$354,537

(a)
Bad debt expense, net of recoveries, was approximately $3.5 million for the year ended December 31, 2013, $5.1 million for the year ended December 31, 2012 and $4.3 million for the year ended December 31, 2011.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COGENT COMMUNICATIONS GROUP, INC.
Dated: February 28, 2014	By:	/s/ DAVID SCHAEFFER
		Name:	David Schaeffer
		Title:	Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID SCHAEFFER David Schaeffer	Chairman and Chief Executive Officer (Principal Executive Officer)	February 28, 2014
/s/ THADDEUS G. WEED Thaddeus G. Weed	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2014
/s/ TIMOTHY WEINGARTEN Timothy Weingarten	Director	February 28, 2014
/s/ STEVEN BROOKS Steven Brooks	Director	February 28, 2014
/s/ RICHARD T. LIEBHABER Richard T. Liebhaber	Director	February 28, 2014
/s/ DAVID BLAKE BATH David Blake Bath	Director	February 28, 2014
/s/ MARC MONTAGNER Marc Montagner	Director	February 28, 2014