Form 10-Q
period 2014-03-31
COGENT COMMUNICATIONS GROUP INC
filed 2014-05-08
CIK 1158324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

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

Common Stock, $.001 par value 46,597,426 Shares Outstanding as of May 2, 2014

INDEX

PART I FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	3
	Condensed Consolidated Balance Sheets of Cogent Communications Group, Inc., and Subsidiaries as of March 31, 2014 (Unaudited) and December 31, 2013	3
	Condensed Consolidated Statements of Comprehensive Income of Cogent Communications Group, Inc., and Subsidiaries for the Three Months Ended March 31, 2014 and March 31, 2013 (Unaudited)	4
	Condensed Consolidated Statements of Cash Flows of Cogent Communications Group, Inc., and Subsidiaries for the Three months Ended March 31, 2014 and March 31, 2013 (Unaudited)	5
	Notes to Interim Condensed Consolidated Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16
Item 4.	Controls and Procedures	16

PART II OTHER INFORMATION
Item 1.	Legal Proceedings	16

Item 6.	Exhibits	17
SIGNATURES		18
CERTIFICATIONS

PART I FINANCIAL INFORMATION

ITEM 1.                CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2014 AND DECEMBER 31, 2013

(IN THOUSANDS, EXCEPT SHARE DATA)

	March 31, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$263,747	$304,866
Accounts receivable, net of allowance for doubtful accounts of $2,192 and $1,871, respectively	33,126	30,628
Prepaid expenses and other current assets	23,781	18,777
Total current assets	320,654	354,271
Property and equipment, net	346,185	341,193
Deferred tax assets - noncurrent	49,710	50,861
Deposits and other assets - $448 and $448 restricted, respectively	8,698	8,776
Total assets	$725,247	$755,101

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$16,441	$14,098
Accrued liabilities	27,221	31,465
Convertible senior notes — current portion, net of discount of $1,414 and $3,099, respectively	90,564	88,879
Current maturities, capital lease obligations	8,121	9,252
Total current liabilities	142,347	143,694
Senior secured notes including premium of $5,131 and $5,423, respectively	245,131	245,423
Capital lease obligations, net of current maturities	154,233	152,527
Other long term liabilities	20,536	19,965
Total liabilities	562,247	561,609
Commitments and contingencies:
Stockholders’ equity:
Common stock, $0.001 par value; 75,000,000 shares authorized; 46,951,593 and 47,334,218 shares issued and outstanding, respectively	47	47
Additional paid-in capital	496,453	508,256
Accumulated other comprehensive income	1,674	2,136
Accumulated deficit	(335,174)	(316,947)
Total stockholders’ equity	163,000	193,492
Total liabilities and stockholders’ equity	$725,247	$755,101

The accompanying notes are an integral part of these condensed consolidated balance sheets.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND MARCH 31, 2013

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
	(Unaudited)	(Unaudited)
Service revenue	$92,937	$84,553
Operating expenses:
Network operations (including $113 and $155 of equity-based compensation expense, respectively, exclusive of depreciation and amortization shown separately below)	38,836	37,309
Selling, general, and administrative (including $1,893 and $2,359 of equity-based compensation expense, respectively)	26,285	21,465
Gains on equipment	(2,295)	—
Depreciation and amortization	17,204	15,874
Total operating expenses	80,030	74,648
Operating income	12,907	9,905
Interest income and other, net	137	658
Interest expense	(11,303)	(9,869)
Income before income taxes	1,741	694
Income tax (provision) benefit	(1,616)	(333)
Net income	$125	$361

Comprehensive income (loss):
Net income	$125	$361
Foreign currency translation adjustment	(462)	(1,793)
Comprehensive income (loss)	$(337)	$(1,432)

Net income per common share:
Basic and diluted net income per common share	$0.00	$0.01

Dividends declared per common share	$0.39	$0.12

Weighted-average common shares - basic	46,409,735	45,537,607

Weighted-average common shares - diluted	46,907,360	46,435,677

The accompanying notes are an integral part of these condensed consolidated statements.

COGENT COMMUNICATIONS GROUP, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND MARCH 31, 2013

(IN THOUSANDS)

	Three months Ended March 31, 2014	Three months Ended March 31, 2013
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$125	$361
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,204	15,874
Amortization of debt discount and premium	1,415	1,580
Equity-based compensation expense (net of amounts capitalized)	2,006	2,514
Gains—dispositions of assets and other, net	(2,258)	135
Deferred income taxes	1,229	59
Changes in operating assets and liabilities:
Accounts receivable	(2,554)	(3,175)
Prepaid expenses and other current assets	(5,143)	(2,724)
Deposits and other assets	78	24
Accounts payable, accrued liabilities and other long-term liabilities	(1,466)	314
Net cash provided by operating activities	10,636	14,962
Cash flows from investing activities:
Purchases of property and equipment	(15,623)	(16,316)
Proceeds from dispositions of assets	27	2
Net cash used in investing activities	(15,596)	(16,314)
Cash flows from financing activities:
Dividends paid	(18,352)	(5,489)
Purchases of common stock	(14,196)	—
Proceeds from exercises of stock options	155	215
Principal payments of capital lease obligations	(3,379)	(4,964)
Net cash used in financing activities	(35,772)	(10,238)
Effect of exchange rates changes on cash	(387)	(735)
Net decrease in cash and cash equivalents	(41,119)	(12,325)
Cash and cash equivalents, beginning of period	304,866	247,285
Cash and cash equivalents, end of period	$263,747	$234,960

Supplemental disclosure of non-cash investing and financing activities:
Non-cash component of network equipment obtained in exchange transactions	$2,235	$—
Capital lease obligations incurred	$4,224	$18,842

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

The Company offers on-net Internet access services exclusively through its own facilities, which run from its network to its customers’ premises. The Company is not dependent on local telephone companies to serve its customers for its on-net Internet access services because of its integrated network architecture. The Company offers its on-net services to customers located in buildings that are physically connected to its network. The Company’s on-net service consists of high-speed Internet access and IP connectivity ranging from 100 Megabits per second to 10 Gigabits per second of bandwidth. The Company provides its on-net Internet access services to its net-centric and corporate customers. The Company’s net-centric customers include bandwidth-intensive users such as universities, other Internet service providers, telephone companies, cable television companies, web hosting companies, content delivery network companies and commercial content and application providers. These net-centric customers generally receive service in colocation facilities and in the Company’s data centers. The Company operates data centers throughout North America and Europe that allow customers to collocate their equipment and access the Company’s network. The Company’s corporate customers are located in multi-tenant office buildings and typically include law firms, financial services firms, advertising and marketing firms and other professional services businesses.

In addition to providing its on-net services, the Company provides Internet connectivity to customers that are not located in buildings directly connected to its network. The Company provides this off-net service primarily to corporate customers using other carriers’ facilities to provide the “last mile” portion of the link from the customers’ premises to the Company’s network. The Company also provides certain non-core services that resulted from acquisitions. The Company continues to support but does not actively sell these non-core services.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited condensed consolidated financial statements reflect all normal recurring adjustments that the Company considers necessary for the fair presentation of its results of operations and cash flows for the interim periods covered, and of the financial position of the Company at the date of the interim condensed consolidated balance sheet. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. While the Company believes that the disclosures are adequate to not make the information misleading, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in its 2013 annual report on Form 10-K.

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

Financial instruments

At March 31, 2014 the carrying amount of cash and cash equivalents, accounts receivable, prepaid and other current assets, accounts payable and accrued expenses approximated fair value because of the short-term nature of these instruments. The Company measures its cash equivalents at amortized cost, which approximates fair value based upon quoted market prices (Level 1). Based upon recent trading prices (Level 2 — market approach) at March 31, 2014 the fair value of the Company’s $92.0 million convertible senior notes was $92.2 million. Based upon recent trading prices (Level 2 — market approach) at March 31, 2014 the fair value of the Company’s $240.0 million senior secured notes was $260.4 million.

The Company was party to letters of credit totaling $0.4 million as of March 31, 2014. These letters of credit are secured by investments that are restricted and included in other assets.

Basic and diluted net income per common share

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

Shares of restricted stock are included in the computation of basic EPS as they vest and are included in diluted EPS, to the extent they are dilutive, determined using the treasury stock method. As of March 31, 2014 and 2013, 0.9 million and 1.6 million unvested shares of restricted common stock, respectively, are not included in the computation of basic and diluted income per share, as the shares were not vested. Using the “if-converted” method, the shares issuable upon conversion of the Company’s 1.00% Convertible Senior Notes (the “Convertible Notes”) were anti-dilutive for the three months ended March 31, 2014 and 2013. Accordingly, the impact has been excluded from the computation of diluted loss per share. The Convertible Notes are convertible into 2.0 million and 1.9 million shares of the Company’s common stock at March 31, 2014 and 2013, respectively.  For the three months ended March 31, 2014 and 2013, the Company’s employees exercised options for 9,757 and 14,270 common shares, respectively.

The following details the determination of the diluted weighted average shares for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Weighted average common shares—basic	46,409,735	45,537,607
Dilutive effect of stock options	77,738	81,470
Dilutive effect of restricted stock	419,887	816,600

Weighted average common shares—diluted	46,907,360	46,435,677

Recent Accounting Pronouncements - Adopted

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. Prior to the issuance of ASU 2013-11 there was no explicit guidance on the presentation of unrecognized tax benefits when such carryforwards exist, which has led to diversity in practice. ASU 2013-11 requires entities to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss (“NOL”) carryforward whenever the NOL or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed. The ASU is effective for fiscal years beginning after December 15, 2013, and interim periods within those years. The adoption of this guidance did not have any effect on our consolidated financial condition.

2.                                                                                      Property and equipment:

Depreciation and amortization expense related to property and equipment and capital leases was $17.1 million and $15.8 million for the three months ended March 31, 2014 and 2013, respectively. The Company capitalized salaries and related benefits of employees working directly on the construction and build-out of its network of $2.0 million and $1.9 million for the three months ended March 31, 2014 and 2013, respectively.

In the first quarter of 2014, the Company exchanged certain used network equipment for new network equipment and cash consideration resulting in a gain of $2.2 million based upon the estimated fair value of the new network equipment less the carrying amount of the used network equipment and cash paid.

3.                                                                                      Long -term debt:

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

The Convertible Notes may be redeemed by the Company at any time after June 20, 2014 at a redemption price of 100% of the principal amount plus accrued interest. Holders of the Convertible Notes have the right to require the Company to repurchase for cash all or some of their notes on June 15, 2014, 2017 and 2022 and upon the occurrence of certain designated events at a redemption price of 100% of the principal amount plus accrued interest.   The Company intends to redeem the Convertible Notes on June 20, 2014.

The debt and equity components for the Convertible Notes were as follows (in thousands):

	March 31,	December 31,
	2014	2013

Principal amount	$91,978	$91,978
Unamortized discount	(1,414)	(3,099)
Net carrying amount	90,564	88,879
Additional paid-in capital	74,933	74,933

At March 31, 2014, the unamortized discount had a remaining recognition period of three months.  The amount of interest expense recognized and effective interest rate were as follows (in thousands):

	Three Months Ended March 31,
	2014	2013

Contractual coupon interest	$230	$230
Amortization of discount and costs on Notes	1,689	1,551
Interest expense	$1,919	$1,781

Effective interest rate	8.7%	8.7%

4.                                                                                      Commitments and contingencies:

Current and potential litigation

In accordance with the accounting guidance for contingencies, the Company accrues its estimate of a contingent liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Where it is probable that a liability has been incurred and there is a range of expected loss for which no amount in the range is more likely than any other amount, the Company accrues at the low end of the range. The Company reviews its accruals at least quarterly and adjusts them to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular matter. The Company has taken certain positions related to its obligations for leased circuit and dark fiber costs which could result in a loss of up to $1.9 million in excess of the amount accrued at March 31, 2014.

Certain former sales employees of the Company filed a collective action against the Company in December 2011 in the United States District Court, Southern District of Texas, Houston Division alleging misclassification of the Company’s sales employees throughout the US in violation of the Fair Labor Standards Act. The lawsuit seeks to recover pay for allegedly unpaid overtime and other damages, including attorney’s fees. In March 2014 the judge de-certified the collective action.  Each of the former employees that opted-in to the collective action retains the right to file an individual action.   Approximately 50 former employees have done so.  The Company denies the claims and believes that the claims for unpaid overtime are without merit. The Company believes its classification of sales employees is in compliance with applicable law.

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

Income taxes

The effective income tax rates for the three months ended March 31, 2014 and 2013 are different from the U.S. federal income tax statutory rate of 35.0% primarily due to the impact of foreign losses that did not produce an income tax benefit. The components of income (loss) before income taxes consist of the following (in thousands):

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013

Domestic	$8,436	$6,195
Foreign	(6,695)	(5,501)
Total	$1,741	$694

Common stock buyback program

The Company’s board of directors has approved $50.0 million of purchases of the Company’s common stock under a buyback program (the “Buyback Program”).  At March 31, 2014, there was approximately $31.6 million remaining for purchases under the Buyback Program.  During the three months ended March 31, 2014, the Company purchased 404,997 shares of its common stock for $14.2 million.  There were no purchases made during the three months ended March 31, 2013.

Dividends on common stock

Dividends are recorded as a reduction to retained earnings. Dividends on unvested restricted shares of common stock are paid as the awards vest. The Company’s initial quarterly dividend payment was made in the third quarter of 2012. In addition to the Company’s regular quarterly dividends, in 2013, the Company’s board of directors approved an additional return of capital program (the “Capital Program”) for the Company’s shareholders. Under the Capital Program the Company plans on returning an additional capital to the Company’s shareholders each quarter through either stock buybacks or a special dividend or a combination of stock buybacks and a special dividend. The aggregate payment under the Capital Program initially was at least $10.0 million each quarter and was increased to be at least $10.5 million each quarter. Amounts paid under the Capital Program are in addition to the Company’s regular quarterly dividend payments. The initial $10.0 million ($0.22 per share) quarterly dividend payment under the Capital Program was paid on December 20, 2013. On April 17, 2014, the Company’s board of directors approved the payment of the Company’s regular quarterly dividend of $0.17 per common share.  The dividend for the second quarter of 2014 will be paid to holders of record on May 30, 2014. This estimated $7.9 million dividend payment is expected to be made on June 18, 2014.  The Company bought $14.2 million of its stock in the first quarter of 2014 which was greater than the minimum amount of $10.5 million under the Capital Program, as a result, a special dividend under the Capital Program is not included with the second quarter 2014 dividend payment.

A summary of the Company’s quarterly dividends paid since its initial dividend payment is as follows (in thousands, except per share amounts):

Dividend Period	Amount per Common Share	Record Date	Payment Date	Dividends Paid
Q3 2012	$0.10	August 22, 2012	September 12, 2012	$4,537
Q4 2012	$0.11	November 21, 2012	December 12, 2102	$5,012
Q1 2013	$0.12	March 4, 2013	March 15, 2013	$5,489
Q2 2013	$0.13	May 31, 2013	June 18, 2013	$6,145
Q3 2013	$0.14	September 5, 2013	September 25, 2013	$6,512
Q4 2013	$0.37	November 27, 2013	December 20, 2013	$17,206
Q1 2014	$0.39	March 7, 2014	March 27, 2014	$18,352

The payment of any future dividends and any other returns of capital will be at the discretion of the Company’s board of directors and may be reduced, eliminated or increased and will be dependent upon the Company’s financial position, results of operations, available cash, cash flow, capital requirements and other factors deemed relevant by the Company’s board of directors.

5.                                                                                      Related party transactions:

Office lease

The Company’s headquarters is located in an office building owned by Niobium LLC (a successor to 6715 Kenilworth Avenue Partnership). The two owners of the company are the Company’s Chief Executive Officer, David Schaeffer, who has a 51% interest in the partnership and his wife who has a 49% interest. The Company paid $0.2 million and $0.2 million in the three months ended March 31, 2014 and 2013, for rent and related costs (including taxes and utilities) to this company, respectively. The lease ends on August 31, 2015 and is cancellable by the Company upon 60 days’ notice.

6.                                                                                      Segment information:

The Company operates as one operating segment. Below are the Company’s service revenue and long lived assets by geographic region (in thousands):

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Service revenue
North America	$73,043	$66,691
Europe	19,894	17,862
Total	$92,937	$84,553

	March 31, 2014	December 31, 2013
Long lived assets, net
North America	$255,362	$251,352
Europe	90,864	89,879
Total	$346,226	$341,231

The majority of North American revenue consists of services delivered within the United States.

The components of income (loss) before income taxes consist of the following (in thousands):

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013

Domestic	$8,436	$6,195
Foreign	(6,695)	(5,501)
Total	$1,741	$694

7.                                                                                      Subsequent events:

Senior unsecured notes

On April 9, 2014, Cogent Communications Finance, Inc. (the “Cogent Finance”), a newly formed financing subsidiary of the Company, completed an offering of $200.0 million in aggregate principal amount of its 5.625% Senior Notes due 2021 (the “2021 Notes”).  The 2021 Notes were sold in a private placement to qualified institutional buyers and to persons outside the U.S. pursuant to the exemption from registration provided by Rule 144A and Regulation S, respectively, under the Securities Act.  The offering closed into escrow pursuant to an escrow agreement, dated as of April 9, 2014 (the “Escrow Agreement”), among Cogent Finance, the Company, Wilmington Trust, National Association, as escrow agent (the “Escrow Agent”), and Wilmington Trust, National Association, as trustee (the “Trustee”), under the Indenture (defined below).  The term “Issuer” refers to Cogent Finance prior to the release of the funds from the escrow account (such date of release, the “Escrow Release Date”) and to the Company after the Escrow Release Date.  The net proceeds from the offering were approximately $196.0 million after deducting discounts and commissions and estimated offering expenses.  The net proceeds from the offering, if released from escrow, are intended to be used for general corporate purposes.  The Company expects to call for redemption all of its outstanding Convertible Notes and will redeem all such outstanding Convertible Notes on or about June 20, 2014 (the “Redemption Transactions”).  After consummation of the Redemption Transactions, Cogent Finance will merge with and the Company, with the Company continuing as the surviving corporation (the “Merger”).  At the time of consummation of the Merger, the Company will assume the obligations of Cogent Finance under the 2021 Notes and the Indenture.  If the conditions to the Escrow Release Date are satisfied, on the Escrow Release Date, the Company, a subsidiary to be formed by the Company under Delaware law, which is expected to become the parent company of the Company (“Cogent Holdco”), and each of the Company’s domestic subsidiaries will become party to the Indenture pursuant to a supplemental indenture to the Indenture and the obligations under the Indenture will become obligations solely of the Company, Cogent Holdco and each of the Company’s domestic subsidiaries.  Cogent Holdco will provide a guarantee of the 2021 Notes but will not be subject to any of the covenants under the Indenture.

The 2021 Notes were issued pursuant to, and are governed by, an indenture, dated April 9, 2014 (the “Indenture”), between Cogent Finance and the Trustee. The 2021 Notes bear interest at a rate of 5.625% per year and will mature on April 15, 2021. Interest began to accrue on the 2021 Notes on April 9, 2014 and will be paid semi-annually on April 15 and October 15, commencing on October 15, 2014.

Pursuant to the Escrow Agreement, an amount in cash equal to the gross proceeds of the offering of the 2021 Notes was deposited into an escrow account and Cogent Finance deposited into such escrow account an amount in cash sufficient to pay all regularly scheduled interest that would accrue on the 2021 Notes up to, but excluding, the latest possible Special Mandatory Redemption Date (as defined below).  Cogent Finance has granted the Trustee for the benefit of the holders of the 2021 Notes a first priority security interest in the escrow account and all deposits and investments therein to secure the obligations under the 2021 Notes pending disbursement.  The Escrow Release Date is subject to the satisfaction of the following conditions: (i) the Redemption Transactions will have been consummated, (ii) the Merger has been consummated and the Company and the guarantors will have become parties to the Indenture, whereby the Company becomes the issuer of the 2021 Notes and assumes all of the obligations of Cogent Finance under the 2021 Notes and the Indenture (as a result of which Cogent Finance will be absolutely and unconditionally released from all such obligations) and the guarantors will become guarantors of the 2021 Notes and (iii) no default or event of default will exist or would result from the Escrow Release Date.  In the event that (i) the Escrow Release Date does not take place on or prior to June 30, 2014 (the “Outside Date”) or (ii) at any time prior to the Outside Date, the Company notifies the Escrow Agent that it has determined the conditions to the Escrow Release Date cannot be satisfied on or prior to the Outside Date after its use of commercially reasonable efforts to satisfy such conditions, Cogent Finance will redeem all of the 2021 Notes (the “Special Mandatory Redemption”) at a price equal to 100% of the aggregate principal amount thereof plus accrued and unpaid interest from April 9, 2014 up to, but excluding the Special Mandatory Redemption Date.  The “Special Mandatory Redemption Date” will be four (4) business days from the date the Company notifies the Escrow Agent that it will consummate a Special Mandatory Redemption.

Following the Escrow Release Date, the 2021 Notes will be the Issuer’s senior unsecured obligations and will be guaranteed on a senior unsecured basis by Cogent Holdco if it becomes a parent of the Company and each of the Company’s domestic subsidiaries. Following the Escrow Release Date, the 2021 Notes will be effectively subordinated in right of payment to all of the Company’s and each guarantor’s secured indebtedness, including the Company’s existing 8.375% Senior Secured Notes due 2018, and future secured indebtedness, if any, to the extent of the value of the assets securing such indebtedness.  Following the Escrow Release Date, the 2021 Notes will be equal in right of payment with the Company’s and each guarantor’s unsecured indebtedness that is not subordinated in right of payment to the 2021 Notes. Following the Escrow Release Date, the 2021 Notes will rank senior in right of payment to the Company’s and each guarantor’s future subordinated debt, if any; and will be structurally subordinated in right of payment to all indebtedness and other liabilities of any of the Company’s subsidiaries that are not guarantors, which will only consist of immaterial subsidiaries and foreign subsidiaries that do not guarantee other indebtedness of the Company.

Purchases of common stock

In April 2014, the Company purchased 246,314 shares of its common stock under its Buyback Program for $8.5 million.  As of April 30, 2014 there was approximately $23.1 million remaining for purchases under the Buyback Program.

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

Our network is comprised of in-building riser facilities, metropolitan optical fiber networks, metropolitan traffic aggregation points and inter-city transport facilities. Our network is physically connected entirely through our facilities to 2,024 buildings in which we provide our on-net services, including 1,400 multi-tenant office buildings. We also provide on-net services in carrier-neutral colocation facilities, Cogent controlled data centers and single-tenant office buildings. Because of our integrated network architecture, we are not dependent on local telephone companies to serve our on-net customers. We emphasize the sale of our on-net services because we believe we have a competitive advantage in providing these services and these services generate gross profit margins that are greater than the gross profit margins of our off-net services.

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

Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

The following summary table presents a comparison of our results of operations for the three months ended March 31, 2014 and 2013 with respect to certain key financial measures. The comparisons illustrated in the table are discussed in greater detail below.

	Three months ended March 31,		Percent
	2014	2013	Change
	(in thousands)
Service revenue	$92,937	$84,553	9.9%
On-net revenue	69,087	61,678	12.0%
Off-net revenue	23,498	22,309	5.3%
Non-core revenue	352	566	(37.8)%
Network operations expenses (1)	38,836	37,309	4.1%
Selling, general, and administrative expenses (2)	26,285	21,465	22.5%
Depreciation and amortization expenses	17,204	15,874	8.4%
Interest expense	11,303	9,896	14.5%
Income tax expense	1,616	333	385.3%

(1)  Includes equity-based compensation expenses of $113 and $155 in the three months ended March 31, 2014 and 2013, respectively, which, if excluded would have resulted in a period-to-period change of 4.2%.

(2)  Includes equity-based compensation expenses of $1,893 and $2,359 in the three months ended March 31, 2014 and 2013, respectively, which, if excluded would have resulted in a period-to-period change of 27.7%.

	Three Months Ended March 31,		Percent
	2014	2013	Change
Other Operating Data
Average Revenue Per Unit (ARPU)
ARPU—on net	$649	$676	(4.1)%
ARPU—off-net	$1,516	$1,642	(7.7)%
Average Price per Megabit	$2.15	$2.87	(24.9)%
Customer Connections—end of period
On-net	36,306	30,914	17.4%
Off-net	5,244	4,591	14.2%
Non-core	397	436	(14.3)%

Service Revenue. Our service revenue increased 9.9% to $92.9 million for the three months ended March 31, 2014 from $84.6 million for the three months ended March 31, 2013. The impact of exchange rates resulted in an increase of revenues for the three months ended March 31, 2014 of approximately $0.3 million.  All foreign currency comparisons herein reflect our first quarter 2014 results translated at the average foreign currency exchange rates for the first quarter of 2013.  For the three months ended March 31, 2014 and 2013, on-net, off-net and non-core revenues represented 74.3%, 25.3% and 0.4% and 72.9%, 26.4% and 0.7% of our service revenue, respectively.

Revenues from our corporate and net centric customers represented 51.5% and 48.5% of total service revenue, respectively, for the three months ended March 31, 2014 and represented 50.8% and 49.2% of total service revenue, respectively, for the three months ended March 31, 2013.  Revenues from corporate customers increased 11.4% to $47.9 million for the three months ended March 31, 2014 from $43.0 million for the three months ended March 31, 2013.  Revenues from our net-centric customers increased 8.4% to $45.1 million for the three months ended March 31, 2014 from $41.6 million for the three months ended March 31, 2013.

Our on-net revenues increased 12.0% to $69.1 million for the three months ended March 31, 2014 from $61.7 million for the three months ended March 31, 2013. We increased the number of our on-net customer connections by 17.4% to 36,306 at March 31, 2014 from 30,914 at March 31, 2013. On-net customer connections increased at a greater rate than on-net revenues due to a 4.1% decline in our on-net ARPU, primarily from a decline in ARPU for our net centric customers. ARPU is determined by dividing revenue for the period by the average customer connections for that period. Our average price per megabit for our installed base of customers is determined by dividing the aggregate monthly recurring fixed charges for those customers by the aggregate committed data rate for those customers. The decline in on-net ARPU is partly attributed to volume and term based pricing discounts. Additionally, on-net customers who cancel their service from our installed base of customers, in general, have an ARPU that is greater than the ARPU for our new customers due to declining prices primarily for our on-net services sold to our net-centric customers. These trends resulted in a 4.1% reduction to our on-net ARPU and a 24.9% decline in our average price per megabit.

Our off-net revenues increased 5.3% to $23.5 million for the three months ended March 31, 2014 from $22.3 million for the three months ended March 31, 2013.  Our off-net revenues increased as we increased the number of our off-net customer connections by 14.2% to 5,244 at March 31, 2014 from 4,591 at March 31, 2013. Our off-net customer connections increased at a greater rate than our off-net revenue due to the 7.7% decrease in our off-net ARPU.

Our non-core revenues decreased 37.8% to $0.4 million for the three months ended March 31, 2014 from $0.6 million for the three months ended March 31, 2013. The number of our non-core customer connections decreased 14.3% to 397 at March 31, 2014 from 436 at March 31, 2013. We do not actively market these acquired non-core services and expect that the service revenue associated with them will continue to decline.

Network Operations Expenses. Network operations expenses include the costs of personnel associated with service delivery, network management, customer support, network facilities costs, fiber and equipment maintenance fees, leased circuit costs, and access and facilities fees paid to building owners. Non-cash equity-based compensation expense is included in network operations expenses consistent with the classification of the employee’s salary and other compensation. Our network operations expenses, including non-cash equity-based compensation expense, increased 4.1% to $38.8 million for the three months ended March 31, 2014 from $37.3 million for the three months ended March 31, 2013. The increase is primarily attributable to an increase in costs related to our network and facilities expansion activities and the increase in our off-net revenues.  When we provide off-net services we also assume the cost of the associated tail-circuits.  The impact of exchange rates resulted in an increase of network operations expenses for the three months ended March 31, 2014 of approximately $0.2 million.

Selling, General, and Administrative (“SG&A”) Expenses. Our SG&A expenses, including non-cash equity-based compensation expense, increased 22.5% to $26.3 million for the three months ended March 31, 2014 from $21.5 million for the three months ended March 31, 2013. Non-cash equity-based compensation expense is included in SG&A expenses consistent with the classification of the employee’s salary and other compensation and was $1.9 million for the three months ended March 31, 2014 and $2.4 million for the three months ended March 31, 2013. SG&A expenses increased primarily from an increase in salaries and related costs required to support our expansion and increases in our sales efforts and our headcount. The impact of exchange rates resulted in an increase of our SG&A expenses for the three months ended March 31, 2014 of approximately $0.1 million.

Depreciation and Amortization Expenses. Our depreciation and amortization expense increased 8.4% to $17.2 million for the three months ended March 31, 2014 from $15.9 million for the three months ended March 31, 2013. The increase is primarily due to the depreciation expense associated with the increase in deployed fixed assets. The impact of exchange rates resulted in an increase of our depreciation and amortization expenses for the three months ended March 31, 2014 of approximately $0.1 million.

Interest Expense.  Interest expense results from interest incurred on our $65.0 million of Senior Secured Notes issued on August 19, 2013, our $175.0 million of 8.375% Senior Secured Notes issued on January 26, 2011, our $92.0 million of 1.00% convertible senior notes (the “Convertible Notes”) issued in June 2007, and interest on our capital lease obligations.  Our interest expense increased 14.5% to $11.3 million for the three months ended March 31, 2014 from $9.9 million for the three months ended March 31, 2013.  The increase is attributed to interest expense related to our $65.0 million of Senior Notes issued in August 2013, an increase in our capital lease obligations and from an increase in interest expense from the amortization of the debt discount on our Convertible Notes. The impact of exchange rates resulted in an increase in our interest expense for the nine months ended March 31, 2014 of approximately $0.1 million.

Income Tax Expense.  Our income tax expense was $1.6 million for the three months ended March 31, 2014 and $0.3 million for the three months ended March 31, 2013. The income tax expense for the three months ended March 31, 2014 includes approximately $1.6 million for U.S. federal and state income taxes. The income tax expense for the three months ended March 31, 2013 includes approximately $0.2 million for Canadian and other foreign income taxes and $0.1 million for U.S. state income taxes.  The effective income tax rates for the three months ended March 31, 2014 and 2013 are different from the U.S. federal income tax statutory rate of 35.0% primarily due to the impact of foreign losses that did not produce an income tax benefit.

Buildings On-net. As of March 31, 2014 and 2013, we had a total of 2,024 and 1,890 on-net buildings connected to our network, respectively.

Liquidity and Capital Resources

In assessing our liquidity, management reviews and analyzes our current cash balances, accounts receivable, accounts payable, accrued liabilities, capital expenditure commitments, and required capital lease and debt payments and other obligations.

Cash Flows

The following table sets forth our consolidated cash flows for the three months ended March 31, 2014 and three months ended March 31, 2013.

	Three months ended March 31,
(in thousands)	2014	2013
Net cash provided by operating activities	$10,636	$14,962
Net cash used in investing activities	(15,596)	(16,314)
Net cash used in financing activities	(35,772)	(10,238)
Effect of exchange rates on cash	(387)	(735)
Net decrease in cash and cash equivalents during period	$(41,119)	$(12,325)

Net Cash Provided by Operating Activities.  Our primary sources of operating cash are receipts from our customers who are billed on a monthly basis for our services. Our primary uses of operating cash are payments made to our vendors, employees and interest payments made to our capital lease vendors and our note holders. Net cash provided by operating activities was $10.6 million for the three months ended March 31, 2014 compared to net cash provided by operating activities of $15.0 million for the three months ended March 31, 2013. The change in cash provided by operating activities is primarily due to an increase in prepayments for agreements with annual terms.

Net Cash Used In Investing Activities.  Net cash used in investing activities was $15.6 million for the three months ended March 31, 2014 and $16.3 million for the three months ended March 31, 2013.  Our primary use of investing cash is for purchases of property and equipment.

Purchases of property and equipment were $15.6 million and $16.3 million for the three months ended March 31, 2014 and 2013, respectively. The changes in purchases of property and equipment are primarily due to the timing and scope of our network expansion activities including geographic expansion and adding buildings to our network.

Net Cash Used In Financing Activities.  Net cash used in financing activities was $35.8 million for the three months ended March 31, 2014 and $10.2 million for the three months ended March 31, 2013.  Our primary uses of financing cash are principal payments under our capital lease obligations, dividend payments made to our shareholders and purchases of our common stock. Principal payments under our capital lease were $3.4 million and $5.0 million for the three months ended March 31, 2014 and 2013, respectively.  We began paying a quarterly dividend on our common stock in the third quarter of 2012.  During the three months ended March 31, 2014 we paid $18.4 million for our first quarter 2014 dividend payment and during the three months ended March 31, 2013 we paid $5.5 million for our first quarter 2013 dividend payment. During the three months ended March 31, 2014 we purchased $14.2 million of our common stock under our Buyback Program.  There were no purchases in the three months ended March 31, 2013.

Cash Position and Indebtedness

Our total indebtedness, net of discount, at March 31, 2014 was $498.0 million and our total cash and cash equivalents were $263.7 million. Our total indebtedness at March 31, 2014 includes $162.4 million of capital lease obligations for dark fiber primarily under long term IRU agreements.

As described in Note 7 to our interim condensed consolidated financial statements, on April 9, 2014, Cogent Finance, a newly formed financing subsidiary of the Company, completed an offering of $200.0 million in aggregate principal amount of its 5.625% Senior Notes due 2021 (the “2021 Notes”).  The 2021 Notes were sold in a private placement to qualified institutional buyers and to persons outside the U.S. pursuant to the exemption from registration provided by Rule 144A and Regulation S, respectively, under the Securities Act.  The offering closed into escrow pursuant to the Escrow Agreement, dated as of April 9, 2014 and will be released subject to the conditions more fully described in Note 7.

Common Stock Buyback Program

Our board of directors has approved $50.0 million of purchases of the Company’s common stock under a buyback program (the “Buyback Program”).  As of March 31, 2014, there was approximately $36.1 million remaining for purchases under the Buyback Program.  During the first quarter of 2014 we purchased 404,997 shares of our common stock for $14.2 million.  There were no purchases made during the three months ended March 31, 2013.

In April 2014, we purchased 246,314 shares of our common stock under our Buyback Program for $8.5 million.  As of April 30, 2014 there was approximately $23.1 million remaining for purchases under our Buyback Program.

Dividends on Common Stock

Our initial quarterly dividend payment was made in the third quarter of 2012. In addition to our regular quarterly dividends, our board of directors has approved our Capital Program as described in Note 4 to our interim condensed consolidated financial statements.  Our dividend for the second quarter of 2014 of $0.17 per share will be paid to holders of record on May 30, 2014. This estimated $7.9 million dividend payment is expected to be made on June 18, 2014.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments included in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2013, except for our 2021 Notes as described in Note 7 to our interim condensed consolidated financial statements.

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

Critical Accounting Policies and Significant Estimates

Management believes that as of March 31, 2014, there have been no material changes to our critical accounting policies and significant estimates from those listed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2013.

ITEM 3.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Management believes that as of March 31, 2014, there have been no material changes to our exposures to market risk from those disclosed in Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” of our annual report on Form 10-K for the year ended December 31, 2013.

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

ITEM 2.                PURCHASES OF EQUITY SECURITIES.

Our Board of Directors had authorized a plan to permit the repurchase of up to $50.0 million of our common stock in negotiated and open market transactions. As of March 31, 2014, we had purchased 879,816 shares of our common stock pursuant to these authorizations for an aggregate of $24.2 million; approximately $25.8 million remained available for such negotiated and open market transactions concerning our common stock. We may purchase shares from time to time depending on market, economic, and other factors. The authorization will continue through February 28, 2015.

The following table summarizes our common stock repurchases during the first quarter of 2014 made pursuant to this authorization. During the quarter, we did not purchase shares outside of this program, and all purchases were made by or on behalf of the Company and not by any “affiliated purchaser” (as defined by Rule 10b-18 of the Securities Exchange Act of 1934).

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or (Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2014	0	$0	306,940	$45,766,777
February 1-28, 2014	77,416	$34.83	384,356	$43,070,123
March 1-31, 2014	327,581	$35.11	711,937	$31,570,374

ITEM 6.           EXHIBITS.

(a) Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer (furnished herewith)
32.2	Certification of Chief Financial Officer (furnished herewith)
101.1

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2014	COGENT COMMUNICATIONS GROUP, INC.

	By:	/s/ David Schaeffer
Name: David Schaeffer
Title: Chairman of the Board and Chief Executive Officer

Date: May 8, 2014	By:	/s/ Thaddeus G. Weed
Name: Thaddeus G. Weed
Title: Chief Financial Officer (Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description
31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer (furnished herewith)
32.2	Certification of Chief Financial Officer (furnished herewith)

101.1

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (furnished herewith).