Form 10-Q
period 2014-06-30
COGENT COMMUNICATIONS HOLDINGS, INC.
filed 2014-08-07
CIK 1158324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-51829

COGENT COMMUNICATIONS HOLDINGS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	46-5706863
(State of Incorporation)	(I.R.S. Employer
Identification Number)

1015 31st Street N.W.

Washington, D.C. 20007

(Address of Principal Executive Offices and Zip Code)

(202) 295-4200

(Registrant’s Telephone Number, Including Area Code)

 COGENT COMMUNICATIONS GROUP, INC.

(Predecessor Issuer to Cogent Communications Holdings, Inc.)

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

Common Stock, $.001 par value 46,345,049 Shares Outstanding as of July 31, 2014

INDEX

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Condensed Consolidated Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets of Cogent Communications Holdings, Inc., and Subsidiaries as of June 30, 2014 (Unaudited) and December 31, 2013	3
	Condensed Consolidated Statements of Comprehensive Income of Cogent Communications Holdings, Inc., and Subsidiaries for the Three Months Ended June 30, 2014 and June 30, 2013 (Unaudited)	4
	Condensed Consolidated Statements of Comprehensive Income of Cogent Communications Holdings, Inc., and Subsidiaries for the Six Months Ended June 30, 2014 and June 30, 2013 (Unaudited)	5
	Condensed Consolidated Statements of Cash Flows of Cogent Communications Holdings, Inc., and Subsidiaries for the Six months Ended June 30, 2014 and June 30, 2013 (Unaudited)	6
	Notes to Interim Condensed Consolidated Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20
Item 4.	Controls and Procedures	20

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 5.	Other Information	20
Item 6.	Exhibits	21
SIGNATURES		22
CERTIFICATIONS

PART I FINANCIAL INFORMATION

ITEM 1.                                                FINANCIAL STATEMENTS

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2014 AND DECEMBER 31, 2013

(IN THOUSANDS, EXCEPT SHARE DATA)

	June 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$349,835	$304,866
Accounts receivable, net of allowance for doubtful accounts of $1,817 and $1,871, respectively	33,505	30,628
Prepaid expenses and other current assets	22,481	18,777
Total current assets	405,821	354,271
Property and equipment, net	353,663	341,193
Deferred tax assets - noncurrent	50,122	50,861
Deposits and other assets - $447 and $448 restricted, respectively	13,181	8,776
Total assets	$822,787	$755,101

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$16,969	$14,098
Accrued liabilities	34,754	31,465
Convertible senior notes - current portion, net of discount of $3,099 (Note 3)	—	88,879
Current maturities, capital lease obligations	8,341	9,252
Total current liabilities	60,064	143,694
Senior secured notes including premium of $4,835 and $5,423, respectively	244,835	245,423
Senior unsecured notes	200,000	—
Capital lease obligations, net of current maturities	155,899	152,527
Other long term liabilities	21,367	19,965
Total liabilities	682,165	561,609
Commitments and contingencies:
Stockholders’ equity:
Common stock, $0.001 par value; 75,000,000 shares authorized; 46,466,355 and 47,334,218 shares issued and outstanding, respectively	46	47
Additional paid-in capital	480,794	508,256
Accumulated other comprehensive income — foreign currency translation	1,630	2,136
Accumulated deficit	(341,848)	(316,947)
Total stockholders’ equity	140,622	193,492
Total liabilities and stockholders’ equity	$822,787	$755,101

The accompanying notes are an integral part of these condensed consolidated balance sheets.

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2014 AND JUNE 30, 2013

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013
	(Unaudited)	(Unaudited)
Service revenue	$94,623	$85,803
Operating expenses:
Network operations (including $114 and $126 of equity-based compensation expense, respectively, exclusive of depreciation and amortization shown separately below)	39,605	37,076
Selling, general, and administrative (including $1,759 and $2,011 of equity-based compensation expense, respectively)	26,139	21,226
Gains on equipment transactions	(2,731)	—
Depreciation and amortization	17,301	15,900
Total operating expenses	80,314	74,202
Operating income	14,309	11,601
Interest income and other, net	268	589
Interest expense	(13,790)	(10,216)
Income before income taxes	787	1,974
Income tax benefit (provision)	421	(367)
Net income	$1,208	$1,607

Comprehensive income:
Net income	$1,208	$1,607
Foreign currency translation adjustment	(44)	326
Comprehensive income	$1,164	$1,933

Net income per common share:
Basic and diluted net income per common share	$0.03	$0.03

Dividends declared per common share	$0.17	$0.13

Weighted-average common shares - basic	45,897,449	46,040,692

Weighted-average common shares - diluted	46,294,966	46,769,184

The accompanying notes are an integral part of these condensed consolidated statements.

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND JUNE 30, 2013

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
	(Unaudited)	(Unaudited)
Service revenue	$187,560	$170,357
Operating expenses:
Network operations (including $227 and $281 of equity-based compensation expense, respectively, exclusive of depreciation and amortization shown separately below)	78,442	74,385
Selling, general, and administrative (including $3,651 and $4,370 of equity-based compensation expense, respectively)	52,423	42,691
Gains on equipment transactions	(5,026)
Depreciation and amortization	34,505	31,774
Total operating expenses	160,344	148,850
Operating income	27,216	21,507
Interest income and other, net	404	1,245
Interest expense	(25,092)	(20,084)
Income before income taxes	2,528	2,668
Income tax provision	(1,195)	(700)
Net income	$1,333	$1,968

Comprehensive income:
Net income	$1,333	$1,968
Foreign currency translation adjustment	(506)	(1,467)
Comprehensive income	$827	$501

Net income per common share:
Basic and diluted net income per common share	$0.03	$0.04

Dividends declared per common share	$0.56	$0.25

Weighted-average common shares - basic	46,200,844	46,028,855

Weighted-average common shares - diluted	46,648,415	46,842,136

The accompanying notes are an integral part of these condensed consolidated statements.

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND JUNE 30, 2013

(IN THOUSANDS)

	Six months Ended June 30, 2014	Six months Ended June 30, 2013
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$1,333	$1,968
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,505	31,774
Amortization of debt discount and premium	2,555	3,193
Equity-based compensation expense (net of amounts capitalized)	3,878	4,651
(Gains) losses - dispositions of assets and other, net	(4,959)	123
Deferred income taxes	772	204
Changes in operating assets and liabilities:
Accounts receivable	(2,970)	(3,409)
Prepaid expenses and other current assets	(3,678)	(4,693)
Accounts payable, accrued liabilities and other long-term liabilities	7,822	3,647
Deposits and other assets	(227)	207
Net cash provided by operating activities	39,031	37,665
Cash flows from investing activities:
Purchases of property and equipment	(31,608)	(28,771)
Proceeds from dispositions of assets	92	2
Net cash used in investing activities	(31,516)	(28,769)
Cash flows from financing activities:
Dividends paid	(26,234)	(11,634)
Purchases of common stock	(32,084)	—
Repayment of convertible senior notes	(91,978)	—
Net proceeds from issuance of senior unsecured notes	195,824	—
Proceeds from exercises of stock options	301	737
Principal payments of capital lease obligations	(8,146)	(7,045)
Net cash provided by (used in) financing activities	37,683	(17,942)
Effect of exchange rates changes on cash	(229)	(904)
Net increase (decrease) in cash and cash equivalents	44,969	(9,950)
Cash and cash equivalents, beginning of period	304,866	247,285
Cash and cash equivalents, end of period	$349,835	$237,335

Supplemental disclosure of non-cash financing activities:
Non-cash component of network equipment obtained in exchange transactions	$4,900	$—
Capital lease obligations incurred	$7,671	$21,224

The accompanying notes are an integral part of these condensed consolidated statements.

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.                                                                                      Description of the business and recent developments:

Reorganization and merger

On May 15, 2014, pursuant to the Agreement and Plan of Reorganization (the “ Merger Agreement “) by and among Cogent Communications Group, Inc. (“Group”) , a Delaware corporation, Cogent Communications Holdings, Inc., a Delaware corporation (“Holdings”) and Cogent Communications Merger Sub, Inc., a Delaware corporation (“ Merger Sub “), Group adopted a new holding company organizational structure whereby Group is now a wholly owned subsidiary of Holdings.  Holdings is a “successor issuer” to Group pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934, as amended (the “ Exchange Act “).  In connection with the succession, the common stock of Holdings is deemed to be registered under Section 12(b) of the Exchange Act by operation of law.

The holding company organizational structure was effected by a merger (the “ Merger “) structured as a tax-free transaction and conducted pursuant to Section 251(g) of Delaware General Corporation Law which provides for the formation of a holding company structure without a vote of the stockholders of the constituent corporations.  Because the holding company organizational structure has occurred at the parent company level, the remainder of the Company’s subsidiaries, operations and customers were not affected by the Merger.  Accordingly, the historical financial statements reflect the effect of the reorganization for all periods presented.  Under the terms of the Merger Agreement, Merger Sub merged with and into Group, with Group surviving the merger and becoming a direct, wholly owned subsidiary of Holdings.

Pursuant to the Merger Agreement, all of the outstanding capital stock of Group was converted, on a share for share basis, into common stock of Holdings.  As a result, each former stockholder of Group became the owner of an identical number of shares of common stock of Holdings, evidencing the same proportional interests in the Company (as defined below) and having the same designations, rights, powers and preferences, qualifications, limitations and restrictions, as those that the stockholder held in Group. Additionally, each outstanding option to purchase shares of common stock of Group was automatically converted into an option to purchase, upon the same terms and conditions, an identical number of shares of Holding’s common stock. Each outstanding restricted share of common stock of Group was also converted into a restricted share of common stock of Holdings upon the same terms and conditions. The directors and executive officers of the Company immediately after completion of the Merger are comprised of the same persons who were directors of and executive officers of Group immediately prior to the Merger.

References to the “Company” for events that occurred prior to May 15, 2014 refer to Cogent Communications Group, Inc. and its subsidiaries and on and after May 15, 2014 the “Company” refers to Cogent Communications Holdings, Inc. and its subsidiaries.

Description of business

The Company is a Delaware corporation and is headquartered in Washington, DC. The Company is a facilities-based provider of low-cost, high-speed Internet access and Internet Protocol (“IP”) communications services. The Company’s network is specifically designed and optimized to transmit data using IP. The Company delivers its services primarily to small and medium-sized businesses, communications service providers and other bandwidth-intensive organizations in North America, Europe and Japan.

The Company offers on-net Internet access services exclusively through its own facilities, which run from its network to its customers’ premises. The Company is not dependent on local telephone companies to serve its customers for its on-net Internet access services because of its integrated network architecture. The Company offers its on-net services to customers located in buildings that are physically connected to its network. The Company’s on-net service consists of high-speed Internet access and IP connectivity ranging from 100 Megabits per second to 100 Gigabits per second of bandwidth. The Company provides its on-net Internet access services to its net-centric and corporate customers. The Company’s net-centric customers include bandwidth-intensive users such as universities, other Internet service providers, telephone companies, cable television companies, web hosting companies, content delivery network companies and commercial content and application providers. These net-centric customers generally receive service in colocation facilities and in the Company’s data centers. The Company operates data centers throughout North America and Europe that allow customers to collocate their equipment and access the Company’s network. The Company’s corporate customers are located in multi-tenant office buildings and typically include law firms, financial services firms, advertising and marketing firms and other professional services businesses.

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

Financial instruments

At June 30, 2014 the carrying amount of cash and cash equivalents, accounts receivable, prepaid and other current assets, accounts payable and accrued expenses approximated fair value because of the short-term nature of these instruments. The Company measures its cash equivalents at amortized cost, which approximates fair value based upon quoted market prices (Level 1). Based upon recent trading prices (Level 2 — market approach) at June 30, 2014 the fair value of the Company’s $200.0 million senior unsecured notes was $200.5 million and the fair value of the Company’s $240.0 million senior secured notes was $256.5million.

The Company was party to letters of credit totaling $0.4 million as of June 30, 2014. These letters of credit are secured by investments that are restricted and included in other assets.

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

Shares of restricted stock are included in the computation of basic EPS as they vest and are included in diluted EPS, to the extent they are dilutive, determined using the treasury stock method. As of June 30, 2014 and 2013, 0.8 million and 1.2 million unvested shares of restricted common stock, respectively, are not included in the computation of basic income per share, as the shares were not vested. Using the “if-converted” method, the shares issuable upon conversion of the Company’s convertible senior notes (the “Convertible Notes”) were anti-dilutive for the three and six months ended June 30, 2013. Accordingly, the impact has been excluded from the computation of diluted loss per share. The Convertible Notes were convertible into 1.9 million shares of the Company’s common stock at June 30, 2013.  The Convertible Notes were repaid in June 2014 and are no longer outstanding.  For the three and six months ended June 30, 2014 and 2013, the Company’s employees exercised options for 15,278, 25,035, 42,693 and 56,963 common shares, respectively.

The following details the determination of diluted weighted average shares for the three and six months ended June 30, 2014:

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Weighted average common shares - basic	45,897,449	46,200,844	46,040,692	46,028,855
Dilutive effect of stock options	59,270	68,504	77,868	79,669
Dilutive effect of restricted stock	338,247	379,067	650,624	733,612
Weighted average common shares - diluted	46,294,966	46,648,415	46,769,184	46,842,136

Recent Accounting Pronouncements

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.  Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists . Prior to the issuance of ASU 2013-11 there was no explicit guidance on the presentation of unrecognized tax benefits when such carryforwards exist, which has led to diversity in practice. ASU 2013-11 requires entities to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss (“NOL”) carryforward whenever the NOL or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed. The ASU is effective for fiscal years beginning after December 15, 2013, and interim periods within those years. The adoption of this guidance did not have any effect on our consolidated financial condition.

2.                                                                                      Property and equipment:

Depreciation and amortization expense related to property and equipment and capital leases was $17.3 million $34.5 million, $15.8 million and $31.8 million for the three and six months ended June 30, 2014 and 2013, respectively. The Company capitalized salaries and related benefits of employees working directly on the construction and build-out of its network of $1.9 million, $3.9 million, $1.8 million and $3.8 million for the three and six months ended June 30, 2014 and 2013, respectively.

In the first and second quarters of 2014, the Company exchanged certain used network equipment for new network equipment and cash consideration resulting in gains of $2.2 million and $2.7 million, respectively, based upon the estimated fair value of the new network equipment less the carrying amount of the used network equipment and cash paid.

3.                                                                                      Long-term debt:

Senior unsecured notes

On April 9, 2014, Cogent Communications Finance, Inc. ( “Cogent Finance”), a newly formed financing subsidiary of Group, completed an offering of $200.0 million in aggregate principal amount at par of 5.625% Senior Notes due 2021 (the “2021 Notes”).  The 2021 Notes were sold in private offerings for resale to qualified institutional buyers pursuant to SEC Rule 144A. The offering closed into escrow pursuant to an escrow agreement, dated as of April 9, 2014 (the “Escrow Agreement”).  The term “Issuer” refers to Cogent Finance prior to the release of the funds from the escrow account (such date of release, the “Escrow Release Date”) and to Group after the Escrow Release Date.  As a condition to releasing the funds from escrow the Company redeemed its remaining outstanding Convertible Notes on June 20, 2014 (the “Redemption Transaction”).  After consummation of the Redemption Transaction, Cogent Finance merged with Group, with Group continuing as the surviving corporation (the “Finance Merger”).  At the time of consummation of the Finance Merger, Group assumed the obligations of Cogent Finance under the 2021 Notes and the indenture governing the 2021 Notes (the “Indenture”) and Group and each of Group’s domestic subsidiaries became party to the Indenture pursuant to a supplemental indenture to the Indenture and the obligations under the Indenture became obligations solely of Group and each of Group’s domestic subsidiaries.  Holdings also provided a guarantee of the 2021 Notes but is not subject to any of the covenants under the Indenture.  After the conditions to the release of the escrow proceeds were satisfied, on June 25, 2014 (the “Escrow Release Date”) the proceeds from the 2021 Notes were released. The net proceeds from the offering were $195.8 million after deducting discounts and commissions and offering expenses.  Issuance costs are included in deposits and other assets.  The net proceeds from the offering are intended to be used for general corporate purposes.

The 2021 Notes were issued pursuant to, and are governed by the Indenture between Cogent Finance and the trustee. The 2021 Notes bear interest at a rate of 5.625% per year and will mature on April 15, 2021. Interest began to accrue on the 2021 Notes on April 9, 2014 and will be paid semi-annually on April 15 and October 15, commencing on October 15, 2014.  Following the Escrow Release Date, the 2021 Notes became Group’s senior unsecured obligations and are guaranteed on a senior unsecured basis by the Company.  The 2021 Notes are effectively subordinated in right of payment to all of Group’s and each guarantor’s secured indebtedness, including the Group’s existing $240.0 million of senior secured notes and future secured indebtedness, if any, to the extent of the value of the assets securing such indebtedness.  The 2021 Notes are equal in right of payment with Group’s and each guarantor’s unsecured indebtedness that is not subordinated in right of payment to the 2021 Notes. The 2021 Notes will rank senior in right of payment to Group’s and each guarantor’s future subordinated debt, if any; and will be structurally subordinated in right of payment to all indebtedness and other liabilities of any of the Group’s subsidiaries that are not guarantors, which will only consist of immaterial subsidiaries and foreign subsidiaries that do not guarantee other indebtedness of Group.

The Company may redeem the 2021 Notes, in whole or in part, at any time prior to April 15, 2017 at a price equal to 100% of the principal amount plus an “applicable” premium, plus accrued and unpaid interest, if any, to the date of redemption. The “applicable” premium means, with respect to a note at any date of redemption, the greater of (i) 1.0% of the then-outstanding principal amount of such note and (ii) the excess of (A) the present value at such date of redemption of (1) the redemption price of 104.219% plus (2) all remaining required interest payments due on such note through April 15, 2017 (excluding accrued but unpaid interest to the date of redemption), computed using a discount rate equal to the Treasury Rate as of such date of redemption plus 50 basis points, over (B) the then-outstanding principal amount of such note. The Company may also redeem the 2021 Notes, in whole or in part, at any time on or after April 15, 2017 at the applicable redemption prices specified under the indenture governing the 2021 Notes plus accrued and unpaid interest, if any, to the date of redemption. The redemption prices (expressed as a percentage of the principal amount) are 104.219% during the 12-month period beginning on April 15, 2017, 102.813% during the 12-month period beginning on April 15, 2018, 101.406% during the 12-month period beginning on April 15, 2019 and 100.0% during the 12-month period beginning on April 15, 2020 and thereafter. In addition, the Company may redeem up to 35% of the 2021 Notes before April 15, 2017 with the net cash proceeds from certain equity offerings at a redemption price of 105.625% of the principal amount plus accrued and unpaid interest. If the Company experiences specific kinds of changes of control, the Company must offer to repurchase all of the 2021 Notes at a purchase price of 101.0% of their principal amount, plus accrued and unpaid interest, if any, to the repurchase date.

The indenture governing the 2021 Notes, among other things, limits the Company’s ability to incur indebtedness; to pay dividends or make other distributions; to make certain investments and other restricted payments; to create liens; consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; to incur restrictions on the ability of a subsidiary to pay dividends or make other payments; and to enter into certain transactions with its affiliates.  Limitations on the ability to incur additional indebtedness (excluding IRU agreements incurred in the normal course of business) include a restriction on incurring additional indebtedness if the Company’s consolidated leverage ratio, as defined in the Indenture is greater than 5.0.  Permitted investments and payments that are not restricted include an amount of up to $150.0 million.  This amount may be increased by the Company’s consolidated cash flow, as defined in the Indenture as long as the Company’s consolidated leverage ratio is less than 4.25.  Holdings has cash and cash equivalents totaling $80.0 million as of June 30, 2014 which are not subject to these limitations.

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

Convertible senior notes

In June 2007, the Company issued its Convertible Notes for an aggregate principal amount of $200.0 million in a private offering for resale to qualified institutional buyers pursuant to SEC Rule 144A. The Convertible Notes were scheduled to mature on June 15, 2027, were unsecured, and bore interest at 1.00% per annum. Interest was payable in cash semiannually in arrears on June 15 and December 15, of each year, beginning on December 15, 2007. The Company received net proceeds from the issuance of the Convertible Notes of approximately $195.1 million, after deducting the original issue discount of 2.25% and issuance costs. The discount and other issuance costs were being amortized to interest expense using the effective interest method through June 15, 2014, which was the earliest put date. In 2008, the Company purchased an aggregate of $108.0 million of face value of the Convertible Notes for $48.6 million in cash in a series of transactions resulting in $92.0 million of principal amount of the Convertible Notes remaining after these purchase transactions.

Holders of the Convertible Notes had the right to require the Company to repurchase for cash all or some of their notes on June 15, 2014, 2017 and 2022 at a redemption price of 100% of the principal amount plus accrued interest.  Holders of $58.5 million of principal amount of the Convertible Notes issued a repurchase notice to the Company and on June 16, 2014 the Company repaid $58.5 million of Convertible Notes principal amount plus accrued interest.  The Convertible Notes may have been redeemed by the Company at any time on and after June 20, 2014 at a redemption price of 100% of the principal amount plus accrued interest.  On June 20, 2014 the Company redeemed the remaining $33.5 million principal amount of the Convertible Notes.

The debt and equity components for the Convertible Notes and of December 31, 2013 were as follows (in thousands):

December 31,
2013

Principal amount	$91,978
Unamortized discount	(3,099)
Net carrying amount	88,879
Additional paid-in capital	74,933

The amount of interest expense recognized and effective interest rate for the Convertible Notes were as follows (in thousands):

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013

Contractual coupon interest	$189	$230	$419	$460
Amortization of discount and costs on Notes	1,417	1,585	3,106	3,136
Interest expense	$1,606	$1,815	$3,525	$3,596
Effective interest rate	8.7%	8.7%	8.7%	8.7%

4.                                                                                      Commitments and contingencies:

Current and potential litigation

In accordance with the accounting guidance for contingencies, the Company accrues its estimate of a contingent liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Where it is probable that a liability has been incurred and there is a range of expected loss for which no amount in the range is more likely than any other amount, the Company accrues at the low end of the range. The Company reviews its accruals at least quarterly and adjusts them to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular matter. The Company has taken certain positions related to its obligations for leased circuit and dark fiber costs which could result in a loss of up to $2.0 million in excess of the amount accrued at June 30, 2014.

Certain former sales employees of the Company filed a collective action against the Company in December 2011 in the United States District Court, Southern District of Texas, Houston Division alleging misclassification of the Company’s sales employees throughout the US in violation of the Fair Labor Standards Act. The lawsuit seeks to recover pay for allegedly unpaid overtime and other damages, including attorney’s fees. In March 2014 the judge de-certified the collective action.  Each of the former employees that opted-in to the collective action retains the right to file an individual action.  Approximately 70 former employees have done so.  In several of the jurisdictions in which the lawsuits have been filed the plaintiffs seek certification of a collective action related to the employees in that jurisdiction.  The Company denies the claims and believes that the claims for unpaid overtime are without merit. The Company believes its classification of sales employees is in compliance with applicable law.

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

5.                                                                                      Income taxes:

The effective income tax rates for the three and six months ended June 30, 2014 and 2013 are different from the U.S. federal income tax statutory rate of 35.0% primarily due to the impact of state taxes and foreign losses that have not met the criteria for recording as an income tax benefit. The components of income (loss) before income taxes consist of the following (in thousands):

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013

Domestic	$7,578	$7,943
Foreign	(6,791)	(5,969)
Total	$787	$1,974

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013

Domestic	$16,014	$14,139
Foreign	(13,486)	(11,471)
Total	$2,528	$2,668

6.                                                                                      Common stock buyback program:

The Company’s board of directors has approved $50.0 million of purchases of the Company’s common stock under a buyback program (the “Buyback Program”).  At June 30, 2014, there was approximately $13.7 million remaining for purchases under the Buyback Program.  During the three and six months ended June 30, 2014, the Company purchased 521,891 shares and 926,888 shares of its common stock for $17.9 million and $32.1 million, respectively.  In July 2014 the Company purchased an additional 130,681 shares for $4.4 million.  There were no purchases made during the six months ended June 30, 2013.

In August 2014, the Company’s board of directors approved an additional $50.0 million under the Buyback Program.  There is now a total of $59.3 million available under the Buyback Program.

7.                                                                                 Dividends on common stock:

Dividends are recorded as a reduction to retained earnings. Dividends on unvested restricted shares of common stock are paid as the awards vest. The Company’s initial quarterly dividend payment was made in the third quarter of 2012. In addition to the Company’s regular quarterly dividends, in 2013, the Company’s board of directors approved an additional return of capital program (the “Capital Program”) for the Company’s shareholders. Under the Capital Program the Company plans on returning additional capital to the Company’s shareholders each quarter through either stock buybacks or a special dividend or a combination of stock buybacks and a special dividend. The aggregate payment under the Capital Program initially was at least $10.0 million each quarter and was increased to be at least $10.5 million each quarter. Amounts paid under the Capital Program are in addition to the Company’s regular quarterly dividend payments. The initial $10.0 million ($0.22 per share) quarterly dividend payment under the Capital Program was paid on December 20, 2013. The Company bought $14.2 million of its stock in the first quarter of 2014 which was greater than the minimum amount of $10.5 million under the Capital Program, as a result, a special dividend under the Capital Program was not included with the second quarter 2014 dividend payment. The Company bought $17.9 million of its stock in the second quarter of 2014 which was greater than the minimum amount of $10.5 million under the Capital Program, as a result, a special dividend under the Capital Program will not be included with the third quarter 2014 dividend payment.

On August 6, 2014, the Company’s board of directors approved the payment of the Company’s regular quarterly dividend of $0.30 per common share.  The dividend for the third quarter of 2014 will be paid to holders of record on August 29, 2014. This estimated $13.7 million dividend payment is expected to be made on September 19, 2014.

A summary of the Company’s quarterly dividends paid since its initial dividend payment is as follows (in thousands, except per share amounts):

Dividend Period	Amount per Common Share	Record Date	Payment Date	Dividends Paid
Q3 2012	$0.10	August 22, 2012	September 12, 2012	$4,537
Q4 2012	$0.11	November 21, 2012	December 12, 2102	$5,012
Q1 2013	$0.12	March 4, 2013	March 15, 2013	$5,489
Q2 2013	$0.13	May 31, 2013	June 18, 2013	$6,145
Q3 2013	$0.14	September 5, 2013	September 25, 2013	$6,512
Q4 2013	$0.37	November 27, 2013	December 20, 2013	$17,206
Q1 2014	$0.39	March 7, 2014	March 27, 2014	$18,352
Q2 2014	$0.17	May 30, 2014	June 18, 2014	$7,882

The payment of any future dividends and any other returns of capital will be at the discretion of the Company’s board of directors and may be reduced, eliminated or increased and will be dependent upon the Company’s financial position, results of operations, available cash, cash flow, capital requirements and other factors deemed relevant by the Company’s board of directors.

8.                                                                                      Related party transactions:

Office lease

The Company’s headquarters is located in an office building owned by Niobium LLC (a successor to 6715 Kenilworth Avenue Partnership). The two owners of the company are the Company’s Chief Executive Officer, David Schaeffer, who has a 51% interest in the partnership and his wife who has a 49% interest. The Company paid $0.1 million and $0.3 million in the three and six months ended June 30, 2014 and paid $0.1 million and $0.3 million in the three and six months ended June 30, 2013, for rent and related costs (including taxes and utilities) to this company, respectively. The lease ends on August 31, 2016.

9.                                                                                      Segment information:

The Company operates as one operating segment. The Company’s service revenue and long lived assets by geographic region are as follows (in thousands):

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Revenues
North America	$74,567	$67,916	$147,610	$134,596
Europe	20,056	17,887	39,950	35,761
Total	$94,623	$85,803	$187,560	$170,357

	June 30, 2014	December 31, 2013
Long lived assets, net
North America	$260,544	$251,352
Europe	93,159	89,879
Total	$353,703	$341,231

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

Our on-net service consists of high-speed Internet access and IP connectivity ranging from 100 Megabits per second to 100 Gigabits per second of bandwidth. We offer our on-net services to customers located in buildings that are physically connected to our network. We provide on-net Internet access to net-centric and corporate customers. Our net-centric customers include bandwidth-intensive users such as universities, other Internet service providers, telephone companies, cable television companies, web hosting companies, content delivery networks and commercial content and application providers. These net-centric customers generally receive our service in colocation facilities and in our data centers. Our corporate customers are located in multi-tenant office buildings and typically include law firms, financial services firms, advertising and marketing firms and other professional services businesses.

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

Our network is comprised of in-building riser facilities, metropolitan optical fiber networks, metropolitan traffic aggregation points and inter-city transport facilities. Our network is physically connected entirely through our facilities to 2,057 buildings in which we provide our on-net services, including 1,424 multi-tenant office buildings. We also provide on-net services in carrier-neutral colocation facilities, Cogent controlled data centers and single-tenant office buildings. We operate 48 Cogent controlled data centers totaling 545,000 square feet.  Because of our integrated network architecture, we are not dependent on local telephone companies to serve our on-net customers. We emphasize the sale of our on-net services because we believe we have a competitive advantage in providing these services and these services generate gross profit margins that are greater than the gross profit margins of our off-net services.

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

We believe some of the most important trends in our industry are the continued long-term growth in Internet traffic and a decline in Internet access prices on a per megabit basis. The effective price per megabit for our corporate customers is declining as the bandwidth utilization and connection size of our corporate customer connections increases. As Internet traffic continues to grow and prices per unit of traffic continue to decline, we believe we can continue to load our network and gain market share from less efficient network operators. However, continued erosion in Internet access prices will likely have a negative impact on the rate at which we can increase our revenues and our profitability. Our revenue may also be negatively affected if we are unable to grow our Internet traffic or if the rate of growth of Internet traffic does not offset our expected decline in per unit pricing. We do not know if Internet traffic will increase or decrease, or the rate at which it will grow or decrease. Changes in Internet traffic will be a function of the number of users, the amount of time users spend on the Internet, the applications for which the Internet is used, the bandwidth intensity of these applications and the pricing of Internet services, and other factors.

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

We are a facilities-based provider of Internet access and communications services. Facilities-based providers require significant physical assets, or network facilities, to provide their services. Typically when a facilities-based network services provider begins providing its services in a new jurisdiction losses are incurred for several years until economies of scale have been achieved. Our foreign operations are in Europe, Canada, Mexico and Japan. Europe accounts for roughly 80% of our foreign operations. Our European operations have incurred losses and will continue to do so until our European customer base and revenues have grown sufficiently to achieve economies of scale.

Due to our strategic acquisitions of network assets and equipment, we believe we are well positioned to grow our revenue base. We continue to purchase and deploy network equipment to parts of our network to maximize the utilization of our assets and to expand and increase the capacity of our network. Our future capital expenditures will be based primarily on the expansion of our network and the addition of on-net buildings. We plan to continue to expand our network and to increase the number of on-net buildings we serve including multi-tenant office buildings and carrier neutral data centers. Many factors can affect our ability to add buildings to our network. These factors include the willingness of building owners to grant us access rights, the availability of optical fiber networks to serve those buildings, the cost to connect buildings to our network and equipment availability.

Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

The following summary table presents a comparison of our results of operations for the three months ended June 30, 2014 and 2013 with respect to certain key financial measures. The comparisons illustrated in the table are discussed in greater detail below.

	Three months ended June 30,		Percent
	2014	2013	Change
	(in thousands)
Service revenue	$94,623	$85,803	10.3%
On-net revenue	70,409	62,693	12.3%
Off-net revenue	23,859	22,604	5.6%
Non-core revenue	355	506	(29.8)%
Network operations expenses (1)	39,605	37,076	6.8%
Selling, general, and administrative expenses (2)	26,139	21,226	23.1%
Depreciation and amortization expenses	17,301	15,900	8.8%
Interest expense	13,790	10,216	35.0%
Income tax (benefit) provision	(421)	367	NM

(1)  Includes equity-based compensation expenses of $114 and $126 in the three months ended June 30, 2014 and 2013, respectively.

(2)  Includes equity-based compensation expenses of $1,759 and $2,011 in the three months ended June 30, 2014 and 2013, respectively.

NM — not meaningful

	Three Months Ended June 30,		Percent
	2014	2013	Change
Other Operating Data
Average Revenue Per Unit (ARPU)
ARPU—on net	$637	$666	(4.3)%
ARPU—off-net	$1,482	$1,617	(8.3)%
Average Price per Megabit — installed base	$2.05	$2.73	(24.8)%
Customer Connections—end of period
On-net	37,411	31,876	17.4%
Off-net	5,486	4,728	16.0%
Non-core	390	453	(13.9)%

Service Revenue. Our service revenue increased 10.3% to $94.6 million for the three months ended June 30, 2014 from $85.8 million for the three months ended June 30, 2013. The impact of exchange rates resulted in an increase of revenues for the three months ended June 30, 2014 of approximately $0.7 million.  All foreign currency comparisons herein reflect our second quarter 2014 results translated at the average foreign currency exchange rates for the second quarter of 2013.  For the three months ended June 30, 2014 and 2013, on-net, off-net and non-core revenues represented 74.4%, 25.2% and 0.4% and 73.1%, 26.3% and 0.6%of our service revenue, respectively.

Revenues from our corporate and net centric customers represented 52.3% and 47.7% of total service revenue, respectively, for the three months ended June 30, 2014 and represented 51.7% and 48.3% of total service revenue, respectively, for the three months ended June 30, 2013.  Revenues from corporate customers increased 11.6% to $49.5 million for the three months ended June 30, 2014 from $44.4 million for the three months ended June 30, 2013.  Revenues from our net-centric customers increased 8.9% to $45.1 million for the three months ended June 30, 2014 from $41.4 million for the three months ended June 30, 2013.

Our on-net revenues increased 12.3% to $70.4 million for the three months ended June 30, 2014 from $62.7 million for the three months ended June 30, 2013. We increased the number of our on-net customer connections by 17.4% to 37,411 at June 30, 2014 from 31,876 at June 30, 2013. On-net customer connections increased at a greater rate than on-net revenues primarily due to the 4.3% decline in our on-net ARPU, primarily from a decline in ARPU for our net centric customers. ARPU is determined by dividing revenue for the period by the average customer connections for that period. Our average price per megabit for our installed base of customers is determined by dividing the aggregate monthly recurring fixed charges for those customers by the aggregate committed data rate for the same customers. The decline in on-net ARPU is partly attributed to volume and term based pricing discounts. Additionally, on-net customers who cancel their service from our installed base of customers, in general, have an ARPU that is greater than the ARPU for our new customers due to declining prices primarily for our on-net services sold to our net-centric customers. These trends resulted in the reduction to our on-net ARPU and a 24.8% decline in our average price per megabit for our installed base of customers.

Our off-net revenues increased 5.6% to $23.9 million for the three months ended June 30, 2014 from $22.6 million for the three months ended June 30, 2013.  Our off-net revenues increased as we increased the number of our off-net customer connections by 16.0% to 5,486 at June 30, 2014 from 4,728 at June 30, 2013. Our off-net customer connections increased at a greater rate than our off-net revenue primarily due to the 8.3% decrease in our off-net ARPU.

Our non-core revenues decreased 29.8% to $0.4 million for the three months ended June 30, 2014 from $0.5 million for the three months ended June 30, 2013. The number of our non-core customer connections decreased 13.9% to 390 at June 30, 2014 from 453 at June 30, 2013. We do not actively market these acquired non-core services and expect that the service revenue associated with them will continue to decline.

Network Operations Expenses. Network operations expenses include the costs of personnel associated with service delivery, network management and customer support, network facilities costs, fiber and equipment maintenance fees, leased circuit costs, and access and facilities fees paid to building owners. Non-cash equity-based compensation expense is included in network operations expenses consistent with the classification of the employee’s salary and other compensation. Our network operations expenses, including non-cash equity-based compensation expense, increased 6.8% to $39.6 million for the three months ended June 30, 2014 from $37.1 million for the three months ended June 30, 2013. The increase is primarily attributable to an increase in costs related to our network and facilities expansion activities and the increase in our off-net revenues.  When we provide off-net services we also assume the cost of the associated tail-circuits.  The impact of exchange rates resulted in an increase of our network operations expenses for the three months ended June 30, 2014 of approximately $0.3 million.

Selling, General, and Administrative (“SG&A”) Expenses. Our SG&A expenses, including non-cash equity-based compensation expense, increased 23.1% to $26.1 million for the three months ended June 30, 2014 from $21.2 million for the three months ended June 30, 2013. Non-cash equity-based compensation expense is included in SG&A expenses consistent with the classification of the employee’s salary and other compensation and was $1.8 million for the three months ended June 30, 2014 and $2.0 million for the three months ended June 30, 2013. SG&A expenses increased primarily from an increase in salaries and related costs required to support our expansion and the increase in our sales efforts and a $1.3 million increase in our legal fees primarily associated with regulatory matters. Our sales force headcount increased by 28% from June 30, 2013 to 446 at June 30, 2014.  The impact of exchange rates resulted in an increase of our SG&A expenses for the three months ended June 30, 2014 of approximately $0.2 million.

Depreciation and Amortization Expenses. Our depreciation and amortization expense increased 8.8% to $17.3 million for the three months ended June 30, 2014 from $15.9 million for the three months ended June 30, 2013. The increase is primarily due to the depreciation expense associated with the increase in deployed fixed assets. The impact of exchange rates resulted in an increase of our depreciation and amortization expenses for the three months ended June 30, 2014 of approximately $0.1 million.

Interest Expense.  Interest expense results from interest incurred on our $200.0 million of senior unsecured notes that we issued on April 9, 2014, our $65.0 million of senior secured notes that we issued on August 19, 2013, our $175.0 million of senior secured notes that we issued on January 26, 2011, our $92.0 million of 1.00% convertible senior notes that we issued in June 2007, and interest on our capital lease obligations. Our interest expense increased 35.0% from $10.2 million for the three months ended June 30, 2013 to $13.8 million for the three months ended June 30, 2014. The increase is attributed to approximately $2.7 million of interest expense related to the issuance of our $200.0 million of senior unsecured notes since they were outstanding since April 9, 2014 and $1.1 million of interest expense related to the issuance of our $65.0 million of Senior Secured Notes since they were outstanding since August 19, 2013.  The impact of exchange rates resulted in an increase of our interest expenses for the three months ended June 30, 2014 of approximately $0.1 million.

Income Tax (Benefit) Provision.  Our income tax benefit was $0.4 million for the three months ended June 30, 2014 and our income tax expense was $0.4 million for the three months ended June 30, 2013. The effective income tax rates for the three months ended June 30, 2014 and 2013 are different from the U.S. federal income tax statutory rate of 35.0% primarily due to state taxes and to the impact of foreign losses that have not met the criteria for recording as an income tax benefit.

Buildings On-net. As of June 30, 2014 and 2013, we had a total of 2,057 and 1,921 on-net buildings connected to our network, respectively.

Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

The following summary table presents a comparison of our results of operations for the six months ended June 30, 2013 and 2012 with respect to certain key financial measures. The comparisons illustrated in the table are discussed in greater detail below.

	Six months ended June 30,		Percent
	2014	2013	Change
	(in thousands)
Service revenue	$187,560	$170,357	10.1%
On-net revenue	139,496	124,372	12.2%
Off-net revenue	47,357	44,913	5.4%
Non-core revenue	707	1,072	(34.0)%
Network operations expenses (1)	78,442	74,385	5.5%
Selling, general, and administrative expenses (2)	52,423	42,691	22.8%
Depreciation and amortization expenses	34,505	31,774	8.6%
Interest expense	25,092	20,084	24.9%
Income tax provision	1,195	700	70.7%

(1)  Includes equity-based compensation expenses of $227 and $281 in the six months ended June 30, 2014 and 2013, respectively.

(2)  Includes equity-based compensation expenses of $3,651 and $4,370 in the six months ended June 30, 2014 and 2013, respectively.

NM — not meaningful

	Six Months Ended June 30,		Percent
	2014	2013	Change
Other Operating Data
Average Revenue Per Unit (ARPU)
ARPU—on net	$645	$671	(3.9)%
ARPU—off-net	$1,493	$1,629	(8.3)%
Average Price per Megabit — installed base	$2.10	$2.80	(24.8)%
Customer Connections—end of period
On-net	37,411	31,876	17.4%
Off-net	5,486	4,728	16.0%
Non-core	390	453	(13.9)%

Service Revenue. Our service revenue increased 10.1% to $187.6 million for the six months ended June 30, 2014 from $170.4 million for the six months ended June 30, 2013. The impact of exchange rates resulted in an increase of revenues for the six months ended June 30, 2014 of approximately $0.9 million.  All foreign currency comparisons herein reflect our results for the six months ended June 30, 2014 translated at the average foreign currency exchange rates for the six months ended June 30, 2013.  For the six months ended June 30, 2014 and 2013, on-net, off-net and non-core revenues represented 74.4%, 25.2% and 0.4% and 73.0%, 26.4% and 0.6% of our service revenue, respectively.

Revenues from our corporate and net centric customers represented 51.9% and 48.1% of total service revenue, respectively, for the six months ended June 30, 2014 and represented 51.3% and 48.7% of total service revenue, respectively, for the six months ended June 30, 2013.  Revenues from corporate customers increased 11.5% to $97.4 million for the six months ended June 30, 2014 from $87.4 million for the six months ended June 30, 2013.  Revenues from our net-centric customers increased 8.6% to $90.2 million for the six months ended June 30, 2014 from $83.0 million for the six months ended June 30, 2013.

Our on-net revenues increased 12.2% to $139.5 million for the six months ended June 30, 2014 from $124.4 million for the six months ended June 30, 2013. We increased the number of our on-net customer connections by 17.4% to 37,411 at June 30, 2014 from 31,876 at June 30, 2013. On-net customer connections increased at a greater rate than on-net revenues primarily due to a 3.9% decline in our on-net ARPU, primarily from a decline in ARPU for our net centric customers. ARPU is determined by dividing revenue for the period by the average customer connections for that period. Our average price per megabit for our installed base of customers is determined by dividing the aggregate monthly recurring fixed charges for those customers by the aggregate committed data rate for the same customers. The decline in on-net ARPU is partly attributed to volume and term based pricing discounts. Additionally, on-net customers who cancel their service from our installed base of customers, in general, have an ARPU that is greater than the ARPU for our new customers due to declining prices primarily for our on-net services sold to our net-centric customers. These trends resulted in the reduction to our on-net ARPU and a 24.8% decline in our average price per megabit for our installed base of customers.

Our off-net revenues increased 5.4% to $47.4 million for the six months ended June 30, 2014 from $44.9 million for the six months ended June 30, 2013.  Our off-net revenues increased as we increased the number of our off-net customer connections by 16.0% to 5,486 at June 30, 2014 from 4,728 at June 30, 2013. Our off-net customer connections increased at a greater rate than our off-net revenue primarily due to the 8.3% decrease in our off-net ARPU.

Our non-core revenues decreased 34.0% to $0.7 million for the six months ended June 30, 2014 from $1.1 million for the six months ended June 30, 2013. The number of our non-core customer connections decreased 13.9% to 390 at June 30, 2014 from 453 at June 30, 2013. We do not actively market these acquired non-core services and expect that the service revenue associated with them will continue to decline.

Network Operations Expenses. Network operations expenses include the costs of personnel associated with service delivery, network management and customer support, network facilities costs, fiber and equipment maintenance fees, leased circuit costs, and access and facilities fees paid to building owners. Non-cash equity-based compensation expense is included in network operations expenses consistent with the classification of the employee’s salary and other compensation. Our network operations expenses, including non-cash equity-based compensation expense, increased 5.5% to $78.4 million for the six months ended June 30, 2014 from $74.4 million for the six months ended June 30, 2013. The increase is primarily attributable to an increase in costs related to our network and facilities expansion activities and the increase in our off-net revenues.  When we provide off-net services we also assume the cost of the associated tail-circuits.  The impact of exchange rates resulted in an increase of our network operations expenses for the six months ended June 30, 2014 of approximately $0.5 million.

Selling, General, and Administrative (“SG&A”) Expenses. Our SG&A expenses, including non-cash equity-based compensation expense, increased 22.8% to $52.4 million for the six months ended June 30, 2014 from $42.7 million for the six months ended June 30, 2013. Non-cash equity-based compensation expense is included in SG&A expenses consistent with the classification of the employee’s salary and other compensation and was $3.7 million for the six months ended June 30, 2014 and $4.4 million for the six months ended June 30, 2013. SG&A expenses increased primarily from an increase in salaries and related costs required to support our expansion and an increase in our sales efforts and a $2.0 million increase in our legal fees primarily associated with regulatory matters. Our sales force headcount increased by 28% from June 30, 2013 to 446 at June 30, 2014.  The impact of exchange rates resulted in an increase of our SG&A expenses for the six months ended June 30, 2014 of approximately $0.3 million.

Depreciation and Amortization Expenses. Our depreciation and amortization expense increased 8.6% to $34.5 million for the six months ended June 30, 2014 from $31.8 million for the six months ended June 30, 2013. The increase is primarily due to the depreciation expense associated with the increase in deployed fixed assets. The impact of exchange rates resulted in an increase of our depreciation and amortization expenses for the six months ended June 30, 2014 of approximately $0.2 million.

Interest Expense.  Interest expense results from interest incurred on our $200.0 million of senior unsecured notes that we issued on April 9, 2014, our $65.0 million of senior secured notes that we issued on August 19, 2013, our $175.0 million of senior secured notes that we issued on January 26, 2011, our $92.0 million of 1.00% convertible senior notes issued in that we June 2007, and interest on our capital lease obligations. Our interest expense increased 24.9% from $20.1 million for the six months ended June 30, 2013 to $25.1 million for the six months ended June 30, 2014. The increase is attributed to $2.7 million of interest expense related to the issuance of our $200.0 million of senior unsecured notes since they were outstanding since April 9, 2014 and $2.2 million of interest expense related to the issuance of our $65.0 million of Senior Secured Notes since they were outstanding since August 19, 2013. The impact of exchange rates did not have a material impact on our interest expense for the six months ended June 30, 2014.

Income Tax Provision.  Our income tax expense was $1.2 million for the six months ended June 30, 2014 and $0.7 million for the six months ended June 30, 2013. The effective income tax rates for the six months ended June 30, 2014 and 2013 are different from the U.S. federal income tax statutory rate of 35.0% primarily due to the impact of state taxes and to foreign losses have not met the criteria for recording as an income tax benefit.

Buildings On-net. As of June 30, 2014 and 2013, we had a total of 2,057 and 1,921 on-net buildings connected to our network, respectively.

Liquidity and Capital Resources

In assessing our liquidity, management reviews and analyzes our current cash balances, accounts receivable, accounts payable, accrued liabilities, capital expenditure commitments, and required capital lease and debt payments and other obligations.

Cash Flows

The following table sets forth our consolidated cash flows for the six months ended June 30, 2014 and six months ended June 30, 2013.

	Six months ended June 30,
(in thousands)	2014	2013
Net cash provided by operating activities	$39,031	$37,665
Net cash used in investing activities	(31,516)	(28,769)
Net cash provided by (used in) financing activities	37,683	(17,942)
Effect of exchange rates on cash	(229)	(904)
Net increase (decrease) in cash and cash equivalents during period	$44,969	$(9,950)

Net Cash Provided by Operating Activities.  Our primary sources of operating cash are receipts from our customers who are billed on a monthly basis for our services. Our primary uses of operating cash are payments made to our vendors, employees and interest payments made to our capital lease vendors and our note holders. Net cash provided by operating activities was $39.0 million for the six months ended June 30, 2014 compared to net cash provided by operating activities of $37.7 million for the six months ended June 30, 2013. The change in cash provided by operating activities is primarily due to an increase in our operating income.

Net Cash Used In Investing Activities.  Net cash used in investing activities was $31.5 million for the six months ended June 30, 2014 and $28.8 million for the six months ended June 30, 2013.  Our primary use of investing cash is for purchases of property and equipment. Purchases of property and equipment were $31.6 million and $28.8 million for the six months ended June 30, 2014 and 2013, respectively. The changes in purchases of property and equipment are primarily due to the timing and scope of our network expansion activities including geographic expansion and adding buildings to our network.

Net Cash Provided By (Used In) Financing Activities.  Net cash provided by financing activities was $37.7 million for the six months ended June 30, 2014. Net cash used in financing activities was $17.9 million for the six months ended June 30, 2013.  Our primary uses of financing cash are for principal payments under our capital lease obligations, dividend payments, stock purchases and in the six months ended June 30, 2014 the repayment of our senior convertible notes.  In June 2014 we repaid our $92.0 million of senior convertible notes and received net proceeds of $195.8 million from the issuance of our senior unsecured notes.  During the six months ended June 30, 2014 we paid approximately $32.1 million for purchases of our common stock.  There were no stock purchases in the six months ended June 30, 2013.  Principal payments under our capital lease were $8.1 million and $7.0 million for the six months ended June 30, 2014 and 2013, respectively.  We began paying a quarterly dividend on our common stock in the third quarter of 2012.  During the six months ended June 30, 2014 we paid $26.2 million for our first quarter 2014 and second quarter 2014 dividend payments. During the six months ended June 30, 2013 we paid $11.6 million for our first quarter 2013 and second quarter 2013 dividend payments.

Cash Position and Indebtedness

Our total indebtedness at June 30, 2014 was $604.2 million and our total cash and cash equivalents were $349.8 million. Our total indebtedness at June 30, 2014 includes $164.2 million of capital lease obligations for dark fiber under long term IRU agreements.

Summarized Financial Information of Holdings

Holdings is an unrestricted subsidiary as defined under the indenture governing the 2012 Notes and Holdings is also a guarantor under the 2021 Notes.  Under the indenture we are required to disclose financial information of Holdings including its assets, liabilities and its operating results (“Holdings Financial Information”).  The Holdings Financial Information as of and for the three months ended June 30, 2014 is detailed below (in thousands).

June 30, 2014
(Unaudited)
Cash and cash equivalents	$80,000
Total assets	$80,000

Investment from subsidiaries	$84,111
Common stock	46
Retained deficit	(4,457)
Total equity	$80,000

Three Months Ended June 30, 2014
(Unaudited)
Equity-based compensation expense	898
Net loss	$(898)

Common Stock Buyback Program

Our board of directors has approved $50.0 million of purchases of our common stock under a buyback program (the “Buyback Program”).  We purchased approximately 0.9 million shares for $32.1 million during the six months ended June 30, 2014.  In July 2014 we purchased an additional 130,681 shares for $4.4 million.  There were no purchases of common stock during the six months ended June 30, 2013.

In August 2014, our board of directors approved an additional $50.0 million under the Buyback Program.  There is now a total of $59.3 million available under the Buyback Program.

Dividends on Common Stock

Our initial quarterly dividend payment was made in the third quarter of 2012. In addition to our regular quarterly dividends, our board of directors has approved our Capital Program as described in Note 7 to our interim condensed consolidated financial statements.  Our dividend for the third quarter of 2014 of $0.30 per share will be made to holders of record on August 29, 2014. This estimated $13.7 million dividend payment is expected to be paid on September 19, 2014.

The payment of any future dividends and any other returns of capital will be at the discretion of our board of directors and may be reduced, eliminated or increased and will be dependent upon our financial position, results of operations, available cash, cash flow, capital requirements and other factors deemed relevant by our board of directors.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments included in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2013, except for the issuance of our $200.0 million of our senior unsecured notes and the $92.0 million repayment of our senior convertible notes as described in Note 3 to our interim condensed consolidated financial statements.

Future Capital Requirements

We believe that our cash on hand and cash generated from our operating activities will be adequate to meet our working capital, capital expenditure, debt service, dividend payments and other cash requirements if we execute our business plan.

Any future acquisitions or other significant unplanned costs or cash requirements in excess of amounts we currently hold may require that we raise additional funds through the issuance of debt or equity. We cannot assure you that such financing will be available on terms acceptable to us or our stockholders, or at all. Insufficient funds may require us to delay or scale back the number of buildings and markets that we add to our network, reduce our planned increase in our sales and marketing efforts, impact our returns to shareholders including our dividends payments and purchases of our common stock, or require us to otherwise alter our business plan or take other actions that could have a material adverse effect on our business, results of operations and financial condition. If issuing equity securities raises additional funds, substantial dilution to existing stockholders may result.

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

Critical Accounting Policies and Significant Estimates

Management believes that as of June 30, 2014, there have been no material changes to our critical accounting policies and significant estimates from those listed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2013.

Recent Accounting Pronouncements

Recent Accounting Pronouncements—to be Adopted

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.  Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

ITEM 3.                                                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management believes that as of June 30, 2014, there have been no material changes to our exposures to market risk from those disclosed in Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” of our annual report on Form 10-K for the year ended December 31, 2013.

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

ITEM 2.                                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Board of Directors had authorized a plan to permit the repurchase of up to $50.0 million of our common stock in negotiated and open market transactions. As of June 30, 2014, we had purchased 1,233,828 shares of our common stock pursuant to these authorizations for an aggregate of $36.3 million; approximately $13.7 million remained available for such negotiated and open market transactions concerning our common stock. In July 2014 we purchased an additional 130,681 shares for $4.4 million.  We may purchase shares from time to time depending on market, economic, and other factors. The authorization will continue through February 28, 2015.

The following table summarizes our common stock repurchases during the first quarter of 2014 made pursuant to this authorization. During the quarter, we did not purchase shares outside of this program, and all purchases were made by or on behalf of the Company and not by any “affiliated purchaser” (as defined by Rule 10b-18 of the Securities Exchange Act of 1934).

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or (Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2014	246,314	$34.32	958,251	$23,116,103
May 1-31, 2014	144,991	$34.23	1,103,242	$18,153,769
June 1-30, 2014	130,586	$34.24	1,233,828	$13,682,570

ITEM 5.                OTHER INFORMATION.

On August 6, 2014 the Company entered into an amendment of the employment agreement of its CEO, Dave Schaeffer, that extended the term of the agreement through 2018, eliminated his cash salary effective on January 1, 2015, and added a provision that would allow him to earn up to $500,000 per year in bonus compensation for performance against revenue and EBITDA, as adjusted, growth targets.  The targets are 15% for revenue growth and 20% for EBITDA, as adjusted growth.  The board of directors granted Mr. Schaeffer two awards of restricted stock – an award of 360,000 shares that vests over three years beginning January 1, 2016 and an award of 100,000 shares that cliff vests on December 31, 2018.

ITEM 6.                                                EXHIBITS.

(a) Exhibits

Exhibit Number	Description
2.1

Agreement and Plan of Reorganization, dated May 15, 2014, among Cogent Communications Group, Inc., Cogent Communications Holdings, Inc. and Cogent Communications Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed May 15, 2014).

3.1	Certificate of Incorporation of Cogent Communications Holdings, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed May 15, 2014).
3.2	Bylaws of Cogent Communications Holdings, Inc. (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K, filed May 15, 2014).
4.1

First Supplemental Indenture, dated May 15, 2014, among Cogent Communications Group, Inc., Cogent Communications Holdings, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed May 15, 2014).

4.2

First Supplemental Indenture related to the 5.625% Senior Notes due 2021, dated as of June 23, 2014, among Cogent Communications Group, Inc., Cogent Communications Holdings, Inc., the subsidiary guarantors named therein and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed June 26, 2014).

4.3

Second Supplemental Indenture related to the 8.375% Senior Secured Notes due 2018, dated as of June 23, 2014, among Cogent Communications Group, Inc., Cogent Communications Holdings, Inc. and Wilmington Trust, National Association (successor by merger to Wilmington Trust FSB), as trustee (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed June 26, 2014).

10.1

Assignment and Assumption Agreement, dated May 15, 2014, by and between Cogent Communications Group, Inc. and Cogent Communications Holdings, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed May 15, 2014).

10.2	Cogent Communications Holdings, Inc. 2004 Incentive Award Plan (as amended) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed April 18, 2014).
10.3

Extension of Lease for headquarters space to August 31, 2016 by and between Cogent Communications Inc. and Niobium LLC dated as of August 6, 2014 (filed herewith). Niobium LLC is owned by the Company’s CEO, David Schaeffer, and his wife.

10.4	Amendment No. 6 to Employment Agreement of David Schaeffer, dated August 6, 2014 (filed herewith).
10.5	Restricted Stock Award to Mr. Schaeffer dated August 6, 2014 — monthly vest (filed herewith).
10.6	Restricted Stock Award to Mr. Schaeffer dated August 6, 2014 — cliff vest (filed herewith).
31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer (furnished herewith)
32.2	Certification of Chief Financial Officer (furnished herewith)
101.1

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2014	COGENT COMMUNICATIONS HOLDINGS, INC.

	By:	/s/ David Schaeffer
Name: David Schaeffer
Title: Chairman of the Board and Chief Executive Officer

Date: August 7, 2014	By:	/s/ Thaddeus G. Weed
Name: Thaddeus G. Weed
Title: Chief Financial Officer (Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description
2.1

Agreement and Plan of Reorganization, dated May 15, 2014, among Cogent Communications Group, Inc., Cogent Communications Holdings, Inc. and Cogent Communications Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed May 15, 2014).

3.1	Certificate of Incorporation of Cogent Communications Holdings, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed May 15, 2014).
3.2	Bylaws of Cogent Communications Holdings, Inc. (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K, filed May 15, 2014).
4.1

First Supplemental Indenture, dated May 15, 2014, among Cogent Communications Group, Inc., Cogent Communications Holdings, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed May 15, 2014).

4.2

First Supplemental Indenture related to the 5.625% Senior Notes due 2021, dated as of June 23, 2014, among Cogent Communications Group, Inc., Cogent Communications Holdings, Inc., the subsidiary guarantors named therein and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed June 26, 2014).

4.3

Second Supplemental Indenture related to the 8.375% Senior Secured Notes due 2018, dated as of June 23, 2014, among Cogent Communications Group, Inc., Cogent Communications Holdings, Inc. and Wilmington Trust, National Association (successor by merger to Wilmington Trust FSB), as trustee (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed June 26, 2014).

10.1

Assignment and Assumption Agreement, dated May 15, 2014, by and between Cogent Communications Group, Inc. and Cogent Communications Holdings, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed May 15, 2014).

10.2	Cogent Communications Holdings, Inc. 2004 Incentive Award Plan (as amended) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed April 18, 2014).
10.3

Extension of Lease for headquarters space to August 31, 2016 by and between Cogent Communications Inc. and Niobium LLC dated as of August 6, 2014 (filed herewith). Niobium LLC is owned by the Company’s CEO, David Schaeffer, and his wife.

10.4	Amendment No. 6 to Employment Agreement of David Schaeffer, dated August 6, 2014 (filed herewith).
10.5	Restricted Stock Award to Mr. Schaeffer dated August 6, 2014 — monthly vest (filed herewith).
10.6	Restricted Stock Award to Mr. Schaeffer dated August 6, 2014 — cliff vest (filed herewith).
31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer (furnished herewith)
32.2	Certification of Chief Financial Officer (furnished herewith)
101.1

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (furnished herewith).