Form 10-Q
period 2014-09-30
COGENT COMMUNICATIONS HOLDINGS, INC.
filed 2014-11-07
CIK 1158324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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

Common Stock, $.001 par value 46,240,836 Shares Outstanding as of October 31, 2014

INDEX

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Condensed Consolidated Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets of Cogent Communications Holdings, Inc., and Subsidiaries as of September 30, 2014 (Unaudited) and December 31, 2013	3
	Condensed Consolidated Statements of Comprehensive Income of Cogent Communications Holdings, Inc., and Subsidiaries for the Three Months Ended September 30, 2014 and September 30, 2013 (Unaudited)	4
	Condensed Consolidated Statements of Comprehensive Income of Cogent Communications Holdings, Inc., and Subsidiaries for the Nine Months Ended September 30, 2014 and September 30, 2013 (Unaudited)	5
	Condensed Consolidated Statements of Cash Flows of Cogent Communications Holdings, Inc., and Subsidiaries for the Nine Months Ended September 30, 2014 and September 30, 2013 (Unaudited)	6
	Notes to Interim Condensed Consolidated Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20
Item 4.	Controls and Procedures	20

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 6.	Exhibits	20
SIGNATURES		21
CERTIFICATIONS

PART I FINANCIAL INFORMATION

ITEM 1.                                                                        FINANCIAL STATEMENTS

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2014 AND DECEMBER 31, 2013

(IN THOUSANDS, EXCEPT SHARE DATA)

	September 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$311,779	$304,866
Accounts receivable, net of allowance for doubtful accounts of $2,012 and $1,871, respectively	31,770	30,628
Prepaid expenses and other current assets	20,705	18,777
Total current assets	364,254	354,271
Property and equipment, net	357,699	341,193
Deferred tax assets - noncurrent	49,175	50,861
Deposits and other assets - $392 and $448 restricted, respectively	13,333	8,776
Total assets	$784,461	$755,101

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$16,303	$14,098
Accrued liabilities	31,257	31,465
Convertible senior notes - current portion, net of discount of $3,099 (Note 3)	—	88,879
Current maturities, capital lease obligations	8,980	9,252
Total current liabilities	56,540	143,694
Senior secured notes including premium of $4,535 and $5,423, respectively	244,535	245,423
Senior unsecured notes	200,000	—
Capital lease obligations, net of current maturities	153,495	152,527
Other long term liabilities	21,227	19,965
Total liabilities	675,797	561,609
Commitments and contingencies:
Stockholders’ equity:
Common stock, $0.001 par value; 75,000,000 shares authorized; 46,449,080 and 47,334,218 shares issued and outstanding, respectively	46	47
Additional paid-in capital	467,846	508,256
Accumulated other comprehensive income — foreign currency translation	(3,404)	2,136
Accumulated deficit	(355,824)	(316,947)
Total stockholders’ equity	108,664	193,492
Total liabilities and stockholders’ equity	$784,461	$755,101

The accompanying notes are an integral part of these condensed consolidated balance sheets.

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 AND SEPTEMBER 30, 2013

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013
	(Unaudited)	(Unaudited)
Service revenue	$95,691	$87,761
Operating expenses:
Network operations (including $114 and $114 of equity-based compensation expense, respectively, exclusive of depreciation and amortization shown separately below)	40,407	37,441
Selling, general, and administrative (including $2,578 and $1,947 of equity-based compensation expense, respectively)	27,353	21,719
Gain on equipment transaction	(3,114)	—
Depreciation and amortization	17,431	16,024
Total operating expenses	82,077	75,184
Operating income	13,614	12,577
Interest income and other, net	140	292
Interest expense	(12,662)	(10,568)
Income before income taxes	1,092	2,301
Income tax provision	(1,276)	(179)
Net (loss) income	$(184)	$2,122

Comprehensive (loss) income:
Net (loss) income	$(184)	$2,122
Foreign currency translation adjustment	(5,034)	2,341
Comprehensive (loss) income	$(5,218)	$4,463

Net (loss) income per common share:
Basic and diluted net (loss) income per common share	$(0.00)	$0.05

Dividends declared per common share	$0.30	$0.14

Weighted-average common shares - basic	45,629,079	46,171,194

Weighted-average common shares - diluted	45,629,079	46,823,167

The accompanying notes are an integral part of these condensed consolidated statements.

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND SEPTEMBER 30, 2013

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
	(Unaudited)	(Unaudited)
Service revenue	$283,252	$258,118
Operating expenses:
Network operations (including $341 and $395 of equity-based compensation expense, respectively, exclusive of depreciation and amortization shown separately below)	118,848	111,825
Selling, general, and administrative (including $6,229 and $6,317 of equity-based compensation expense, respectively)	79,775	64,410
Gains on equipment transactions	(8,140)	—
Depreciation and amortization	51,937	47,798
Total operating expenses	242,420	224,033
Operating income	40,832	34,085
Interest income and other, net	544	1,537
Interest expense	(37,756)	(30,653)
Income before income taxes	3,620	4,969
Income tax provision	(2,471)	(879)
Net income	$1,149	$4,090

Comprehensive (loss) income:
Net income	$1,149	$4,090
Foreign currency translation adjustment	(5,540)	874
Comprehensive (loss) income	$(4,391)	$4,964

Net income per common share:
Basic and diluted net income per common share	$0.02	$0.09

Dividends declared per common share	$0.86	$0.39

Weighted-average common shares - basic	46,111,192	46,145,642

Weighted-average common shares - diluted	46,526,523	46,905,154

The accompanying notes are an integral part of these condensed consolidated statements.

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND SEPTEMBER 30, 2013

(IN THOUSANDS)

	Nine months Ended September 30, 2014	Nine months Ended September 30, 2013
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$1,149	$4,090
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,937	47,798
Amortization of debt discount and premium	2,269	4,696
Equity-based compensation expense (net of amounts capitalized)	6,570	6,712
(Gains) losses — equipment transactions and other, net	(7,780)	(24)
Deferred income taxes	1,911	418
Changes in operating assets and liabilities:
Accounts receivable	(2,081)	(4,509)
Prepaid expenses and other current assets	(2,890)	(2,767)
Accounts payable, accrued liabilities and other long-term liabilities	4,616	(4,478)
Deposits and other assets	(596)	627
Net cash provided by operating activities	55,105	52,563
Cash flows from investing activities:
Purchases of property and equipment	(47,010)	(38,936)
Proceeds from dispositions of assets	91	42
Net cash used in investing activities	(46,919)	(38,894)
Cash flows from financing activities:
Dividends paid	(40,026)	(18,146)
Purchases of common stock	(48,027)	—
Repayment of convertible senior notes	(91,978)	—
Net proceeds from issuance of senior secured notes	—	69,882
Net proceeds from issuance of senior unsecured notes	195,824	—
Proceeds from exercises of stock options	438	974
Principal payments of capital lease obligations	(15,439)	(8,930)
Net cash provided by financing activities	792	43,780
Effect of exchange rates changes on cash	(2,065)	41
Net increase in cash and cash equivalents	6,913	57,490
Cash and cash equivalents, beginning of period	304,866	247,285
Cash and cash equivalents, end of period	$311,779	$304,775

Supplemental disclosure of non-cash financing activities:
Non-cash component of network equipment obtained in exchange transactions	$8,014	$—
Capital lease obligations incurred	$19,107	$27,649

The accompanying notes are an integral part of these condensed consolidated statements.

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Description of the business and recent developments:

Reorganization and merger

On May 15, 2014, pursuant to the Agreement and Plan of Reorganization (the “Merger Agreement”) by and among Cogent Communications Group, Inc. (“Group”), a Delaware corporation, Cogent Communications Holdings, Inc., a Delaware corporation (“Holdings”) and Cogent Communications Merger Sub, Inc., a Delaware corporation (“Merger Sub”), Group adopted a new holding company organizational structure whereby Group is now a wholly owned subsidiary of Holdings.  Holdings is a “successor issuer” to Group pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  In connection with the succession, the common stock of Holdings is deemed to be registered under Section 12(b) of the Exchange Act by operation of law.

The holding company organizational structure was effected by a merger (the “Merger”) structured as a tax-free transaction and conducted pursuant to Section 251(g) of Delaware General Corporation Law which provides for the formation of a holding company structure without a vote of the stockholders of the constituent corporations.  Because the holding company organizational structure has occurred at the parent company level, the remainder of the Company’s subsidiaries, operations and customers were not affected by the Merger.  Accordingly, the historical financial statements reflect the effect of the reorganization for all periods presented.  Under the terms of the Merger Agreement, Merger Sub merged with and into Group, with Group surviving the Merger and becoming a direct, wholly owned subsidiary of Holdings.

Pursuant to the Merger Agreement, all of the outstanding capital stock of Group was converted, on a share for share basis, into the common stock of Holdings.  As a result, each former stockholder of Group became the owner of an identical number of shares of common stock of Holdings, evidencing the same proportional interests in the Company (as defined below) and having the same designations, rights, powers and preferences, qualifications, limitations and restrictions, as those that the stockholder held in Group. Additionally, each outstanding option to purchase shares of common stock of Group was automatically converted into an option to purchase, upon the same terms and conditions, an identical number of shares of Holding’s common stock. Each outstanding restricted share of common stock of Group was also converted into a restricted share of common stock of Holdings upon the same terms and conditions. The directors and executive officers of the Company immediately after completion of the Merger are comprised of the same persons who were directors of and executive officers of Group immediately prior to the Merger.

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

The Company offers on-net Internet access services exclusively through its own facilities, which run from its network to its customers’ premises. The Company is not dependent on local telephone companies to serve its customers for its on-net Internet access services because of its integrated network architecture. The Company offers its on-net services to customers located in buildings that are physically connected to its network. The Company’s on-net service consists of high-speed Internet access and IP connectivity ranging from 100 Megabits per second to 100 Gigabits per second of bandwidth. The Company provides its on-net Internet access services to its net-centric and corporate customers. The Company’s net-centric customers include bandwidth-intensive users such as universities, other Internet service providers, telephone companies, cable television companies, web hosting companies, content delivery network companies and commercial content and application service providers. These net-centric customers obtain the Company’s services in colocation facilities and in the Company’s data centers. The Company operates data centers throughout North America and Europe that allow its customers to collocate their equipment and access the Company’s network. The Company’s corporate customers are located in multi-tenant office buildings and typically include law firms, financial services firms, advertising and marketing firms and other professional services businesses.

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

Financial instruments

At September 30, 2014, the carrying amount of cash and cash equivalents, accounts receivable, prepaid and other current assets, accounts payable and accrued expenses approximated fair value because of the short-term nature of these instruments. The Company measures its cash equivalents at amortized cost, which approximates fair value based upon quoted market prices (Level 1). Based upon recent trading prices (Level 2 — market approach) at September 30, 2014 the fair value of the Company’s $200.0 million senior unsecured notes was $197.0 million and the fair value of the Company’s $240.0 million senior secured notes was $252.0 million.

The Company was party to letters of credit totaling $0.4 million as of September 30, 2014. These letters of credit are secured by investments that are restricted and included in other assets.

Basic and diluted net income (loss) per common share

Basic earnings per share (“EPS”) excludes dilution for common stock equivalents and is computed by dividing net income or (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock outstanding during each period, adjusted for the effect of dilutive common stock equivalents.

Shares of restricted stock are included in the computation of basic EPS as they vest and are included in diluted EPS, to the extent they are dilutive, determined using the treasury stock method. As of September 30, 2014 and 2013, 1.1 million and 1.2 million unvested shares of restricted common stock, respectively, are not included in the computation of basic income per share, as these shares were not vested. Using the “if-converted” method, the shares issuable upon conversion of the Company’s convertible senior notes (the “Convertible Notes”) were anti-dilutive for the three and nine months ended September 30, 2013. Accordingly, that impact has been excluded from the computation of diluted loss per share. The Convertible Notes were convertible into 1.9 million shares of the Company’s common stock at September 30, 2013.  The Convertible Notes were repaid in June 2014 and are no longer outstanding.  For the three and nine months ended September 30, 2014 and 2013, the Company’s employees exercised options for 7,623, 32,658, 15,839 and 72,802 common shares, respectively.

The following details the determination of diluted weighted average shares:

	Nine Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Weighted average common shares - basic	46,111,192	46,171,194	46,145,642
Dilutive effect of stock options	62,998	70,557	76,632
Dilutive effect of restricted stock	352,333	581,416	682,880
Weighted average common shares - diluted	46,526,523	46,823,167	46,905,154

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

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. Prior to the issuance of ASU 2013-11 there was no explicit guidance on the presentation of unrecognized tax benefits when such carryforwards exist. ASU 2013-11 requires entities to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss (“NOL”) carryforward whenever the NOL or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position was disallowed. The ASU was effective for fiscal years beginning after December 15, 2013, and interim periods within those years. The adoption of this guidance did not have any effect on our consolidated financial statements.

2. Property and equipment:

Depreciation and amortization expense related to property and equipment and capital leases was $17.4 million $51.9 million, $16.0 million and $47.8 million for the three and nine months ended September 30, 2014 and 2013, respectively. The Company capitalized salaries and related benefits of employees working directly on the construction and build-out of its network of $2.0 million, $5.9 million, $1.8 million and $5.6 million for the three and nine months ended September 30, 2014 and 2013, respectively.

In the nine months ended September 30, 2014, the Company exchanged certain used network equipment for new network equipment and cash consideration. The fair value of the equipment received was estimated to be $16.8 million resulting in gains of $8.0 million. The estimated fair value of the equipment received was based upon the cash consideration price the Company pays for the new network equipment on a standalone basis (level 3).

3. Long-term debt:

Senior unsecured notes

On April 9, 2014, Cogent Communications Finance, Inc. ( “Cogent Finance”), a newly formed financing subsidiary of Group, completed an offering of $200.0 million in aggregate principal amount at par of 5.625% Senior Notes due 2021 (the “2021 Notes”).  The 2021 Notes were sold in private offerings for resale to qualified institutional buyers pursuant to SEC Rule 144A. The offering closed into escrow pursuant to an escrow agreement, dated as of April 9, 2014 (the “Escrow Agreement”).  The term “Issuer” refers to Cogent Finance prior to the release of the funds from the escrow account (such date of release, the “Escrow Release Date”) and to Group after the Escrow Release Date.  As a condition to releasing the funds from escrow the Company redeemed its remaining outstanding Convertible Notes on June 20, 2014 (the “Redemption Transaction”).  After consummation of the Redemption Transaction, Cogent Finance merged with Group, with Group continuing as the surviving corporation (the “Finance Merger”).  At the time of consummation of the Finance Merger, Group assumed the obligations of Cogent Finance under the 2021 Notes and the indenture governing the 2021 Notes (the “Indenture”) and Group and each of Group’s domestic subsidiaries became party to the Indenture pursuant to a supplemental indenture to the Indenture and the obligations under the Indenture became obligations solely of Group and each of Group’s domestic subsidiaries.  Holdings also provided a guarantee of the 2021 Notes but Holdings is not subject to any of the covenants under the Indenture.  After the conditions to the release of the escrow proceeds were satisfied, on June 25, 2014 (the “Escrow Release Date”) the proceeds from the 2021 Notes were released. The net proceeds from the offering were $195.8 million after deducting discounts and commissions and offering expenses.  Issuance costs are included in deposits and other assets.  The net proceeds from the offering are intended to be used for general corporate purposes.

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

The indenture governing the 2021 Notes, among other things, limits the Company’s ability to incur indebtedness; to pay dividends or make other distributions; to make certain investments and other restricted payments; to create liens; consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; to incur restrictions on the ability of a subsidiary to pay dividends or make other payments; and to enter into certain transactions with its affiliates.  Limitations on the ability to incur additional indebtedness (excluding IRU agreements incurred in the normal course of business) include a restriction on incurring additional indebtedness if the Company’s consolidated leverage ratio, as defined in the Indenture is greater than 5.0.  Permitted investments and payments that are not restricted include an amount of up to $150.0 million.  This amount may be increased by the Company’s consolidated cash flow, as defined in the Indenture as long as the Company’s consolidated leverage ratio is less than 4.25.  Holdings had cash and cash equivalents totaling $80.0 million as of September 30, 2014 which are not subject to these limitations.

Senior secured notes

On January 26, 2011 and on August 19, 2013, the Company issued its 8.375% Senior Secured Notes (the “Senior Notes”) due February 15, 2018, for aggregate principal amounts of $175.0 million and $65.0 million, respectively, in private offerings for resale to qualified institutional buyers pursuant to SEC Rule 144A. The Senior Notes are secured and bear interest at 8.375% per annum. Interest is payable in cash semiannually in arrears on February 15 and August 15, of each year. On January 26, 2011, the Company received net proceeds of $170.5 million after deducting $4.5 million of issuance costs from issuing $175.0 million of Senior Notes. On August 19, 2013, the Company received net proceeds of approximately $69.9 million after deducting $1.0 million of issuance costs from issuing $65.0 million of Senior Notes. The Senior Notes sold in August 2013 were sold at 109.00% of par value. The resulting $5.9 million premium is being amortized as a reduction to interest expense to the maturity date using the effective interest rate method.  Issuance costs are included in deposits and other assets.

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

The debt and equity components for the Convertible Notes and of December 31, 2013 were as follows (in thousands):

December 31,
2013

Principal amount	$91,978
Unamortized discount	(3,099)
Net carrying amount	88,879
Additional paid-in capital	74,933

The amount of interest expense recognized and effective interest rate for the Convertible Notes were as follows (in thousands):

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013

Contractual coupon interest	$230	$419	$690
Amortization of discount and costs on Notes	1,619	3,106	4,755
Interest expense	$1,849	$3,525	$5,445
Effective interest rate	8.7%	8.7%	8.7%

4. Commitments and contingencies:

Current and potential litigation

In accordance with the accounting guidance for contingencies, the Company accrues its estimate of a contingent liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Where it is probable that a liability has been incurred and there is a range of expected loss for which no amount in the range is more likely than any other amount, the Company accrues at the low end of the range. The Company reviews its accruals at least quarterly and adjusts them to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular matter. The Company has taken certain positions related to its obligations for leased circuit and dark fiber obligations for which it is reasonably possible could result in a loss of up to $2.0 million in excess of the amount accrued at September 30, 2014.

Certain former sales employees of the Company filed a collective action against the Company in December 2011 in the United States District Court, Southern District of Texas, Houston Division alleging misclassification of the Company’s sales employees throughout the U.S. in violation of the Fair Labor Standards Act. The lawsuit seeks to recover pay for allegedly unpaid overtime and other damages, including attorney’s fees. In March 2014, the judge de-certified the collective action.  Each of the former employees that opted-in to the collective action retains the right to file an individual action.  Approximately 70 former employees have done so.  In several of the jurisdictions in which the lawsuits have been filed the plaintiffs seek certification of a collective action related to the employees in that jurisdiction.  The Company denies the claims and believes that the claims for unpaid overtime are without merit. The Company believes its classification of sales employees is in compliance with applicable law.

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

5.    Income taxes:

The effective income tax rates for the three and nine months ended September 30, 2014 and 2013 are different from the U.S. federal income tax statutory rate of 35.0% primarily due to the impact of discrete expenses.  Since the Company is near breakeven these discrete items result in a significant impact on the effective income tax rate during the period.  Additional deviation from the U.S. federal income tax statutory rate are due to permanent differences resulting from non-deductible equity-based compensation expense and from the impact of state taxes and foreign losses that have not met the criteria for recording as an income tax benefit. The components of income (loss) before income taxes consist of the following (in thousands):

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013

Domestic	$7,874	$8,011
Foreign	(6,782)	(5,710)
Total	$1,092	$2,301

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013

Domestic	$23,888	$22,150
Foreign	(20,268)	(17,181)
Total	$3,620	$4,969

6. Common stock buyback program:

The Company’s board of directors has approved through February 29, 2016, purchases of the Company’s common stock under a buyback program (the “Buyback Program”).  At September 30, 2014, there was approximately $47.7 million remaining for purchases under the Buyback Program.  During the three and nine months ended September 30, 2014, the Company purchased 475,803 shares and 1,402,691 shares of its common stock for $15.9 million and $48.0 million, respectively.  There were no purchases made during the nine months ended September 30, 2013.

7. Dividends on common stock:

Dividends are recorded as a reduction to retained earnings. Dividends on unvested restricted shares of common stock are paid as the awards vest. The Company’s initial quarterly dividend payment was made in the third quarter of 2012. In addition to the Company’s regular quarterly dividends, in 2013, the Company’s board of directors approved an additional return of capital program (the “Capital Program”). Under the Capital Program the Company plans on returning additional capital to the Company’s shareholders each quarter through either stock buybacks or a special dividend or a combination of stock buybacks and a special dividend. The aggregate payment under the Capital Program initially was a minimum of $10.0 million each quarter and was increased to be a minimum of $10.5 million each quarter. Amounts paid under the Capital Program are in addition to the Company’s regular quarterly dividend payments. The initial $10.0 million ($0.22 per share) quarterly dividend payment under the

Capital Program was paid on December 20, 2013. The Company bought $14.2 million, $17.9 million and $15.9 million of its stock in the first, second and third quarters of 2014, respectively, which were greater than the minimum quarterly amount under the Capital Program; as a result, special dividends under the Capital Program are not included with the second, third and fourth quarter 2014 dividend payments.

On November 3, 2014, the Company’s board of directors approved the payment of the Company’s regular quarterly dividend of $0.31 per common share and an increase to the minimum quarterly amount under the Capital Program to $12.0 million.  The dividend for the fourth quarter of 2014 will be paid to holders of record on November 26, 2014. This estimated $14.1 million dividend payment is expected to be made on December 12, 2014.

A summary of the Company’s quarterly dividends paid since its initial dividend payment is as follows (in thousands, except per share amounts):

Dividend Period	Amount per Common Share	Record Date	Payment Date	Dividends Paid
Q3 2012	$0.10	August 22, 2012	September 12, 2012	$4,537
Q4 2012	$0.11	November 21, 2012	December 12, 2102	$5,012
Q1 2013	$0.12	March 4, 2013	March 15, 2013	$5,489
Q2 2013	$0.13	May 31, 2013	June 18, 2013	$6,145
Q3 2013	$0.14	September 5, 2013	September 25, 2013	$6,512
Q4 2013	$0.37	November 27, 2013	December 20, 2013	$17,206
Q1 2014	$0.39	March 7, 2014	March 27, 2014	$18,352
Q2 2014	$0.17	May 30, 2014	June 18, 2014	$7,882
Q3 2014	$0.30	August 29, 2014	September 19, 2014	$13,792

The payment of any future dividends and any other returns of capital will be at the discretion of the Company’s board of directors and may be reduced, eliminated or increased and will be dependent upon the Company’s financial position, results of operations, available cash, cash flow, capital requirements and other factors deemed relevant by the Company’s board of directors.

8. Related party transactions:

Office lease

The Company’s headquarters is located in an office building owned by Niobium LLC (a successor to 6715 Kenilworth Avenue Partnership). The two owners of the company are the Company’s Chief Executive Officer, David Schaeffer, who has a 51% interest in the partnership and his wife who has a 49% interest. The Company paid $0.2 million and $0.4 million in the three and nine months ended September 30, 2014 and paid $0.2 million and $0.5 million in the three and nine months ended September 30, 2013, for rent and related costs (including taxes and utilities) to this company, respectively. The lease ends on August 31, 2016.

9. Segment information:

The Company operates as one operating segment. The Company’s service revenue and long lived assets by geographic region are as follows (in thousands):

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Revenues
North America	$76,089	$69,327	$223,701	$203,923
Europe	19,602	18,434	59,551	54,195
Total	$95,691	$87,761	$283,252	$258,118

	September 30, 2014	December 31, 2013
Long lived assets, net
North America	$265,850	$251,352
Europe	91,885	89,879
Total	$357,735	$341,231

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

Our on-net service consists of high-speed Internet access and IP connectivity ranging from 100 Megabits per second to 100 Gigabits per second of bandwidth. We offer our on-net services to customers located in buildings that are physically connected to our network. We provide on-net Internet access to net-centric and corporate customers. Our net-centric customers include bandwidth-intensive users such as universities, other Internet service providers, telephone companies, cable television companies, web hosting companies, content delivery networks and commercial content and application service providers. These net-centric customers generally receive our services in colocation facilities and in our data centers. Our corporate customers are located in multi-tenant office buildings and typically include law firms, financial services firms, advertising and marketing firms and other professional services businesses.

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

Our network is comprised of in-building riser facilities, metropolitan optical fiber networks, metropolitan traffic aggregation points and inter-city transport facilities. Our network is physically connected entirely through our facilities to 2,090 buildings in which we provide our on-net services, including 1,440 multi-tenant office buildings. We also provide on-net services in carrier-neutral colocation facilities, Cogent controlled data centers and single-tenant office buildings. We operate 49 Cogent controlled data centers totaling 550,000 square feet.  Because of our integrated network architecture, we are not dependent on local telephone companies to serve our on-net customers. We emphasize the sale of our on-net services because we believe we have a competitive advantage in providing these services and these services generate gross profit margins that are greater than the gross profit margins of our off-net services.

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

We believe some of the most important trends in our industry are the continued long-term growth in Internet traffic and a decline in Internet access prices on a per megabit basis. The effective price per megabit for our corporate customers is declining as the bandwidth utilization and connection size of our corporate customer connections increases. As Internet traffic continues to grow and prices per unit of traffic continue to decline, we believe we can continue to load our network and gain market share from less efficient network operators. However, continued erosion in Internet access prices will likely have a negative impact on the rate at which we can increase our revenues and our profitability. Our revenue may also be negatively affected if we are unable to grow our Internet traffic or if the rate of growth of Internet traffic does not offset our expected decline in per unit pricing. We do not know if Internet traffic will increase or decrease, or the rate at which it will increase or decrease. Changes in

Internet traffic will be a function of the number of users, the amount of time users spend on the Internet, the applications for which the Internet is used, the bandwidth intensity of these applications and the pricing of Internet services, and other factors.

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

Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

The following summary table presents a comparison of our results of operations with respect to certain key financial measures. The comparisons illustrated in the table are discussed in greater detail below.

	Three months ended September 30,		Percent
	2014	2013	Change
	(in thousands)
Service revenue	$95,691	$87,761	9.0%
On-net revenue	71,059	64,548	10.1%
Off-net revenue	24,330	22,767	6.9%
Non-core revenue	302	446	(32.3)%
Network operations expenses (1)	40,407	37,441	7.9%
Selling, general, and administrative expenses (2)	27,353	21,719	25.9%
Depreciation and amortization expenses	17,431	16,024	8.8%
Gain on equipment transaction	3,114	—	NM
Interest expense	12,662	10,568	19.8%
Income tax provision	1,276	179	NM

(1)  Includes equity-based compensation expenses of $114 and $114 in the three months ended September 30, 2014 and 2013, respectively.

(2)  Includes equity-based compensation expenses of $2,578 and $1,947 in the three months ended September 30, 2014 and 2013, respectively.

NM — not meaningful

	Three Months Ended September 30,		Percent
	2014	2013	Change
Other Operating Data
Average Revenue Per Unit (ARPU)
ARPU—on net	$624	$660	(5.5)%
ARPU—off-net	$1,451	$1,579	(8.1)%
Average Price per Megabit — installed base	$1.93	$2.52	(23.4)%
Customer Connections—end of period
On-net	38,559	33,310	15.8%
Off-net	5,694	4,886	16.5%
Non-core	377	443	(14.9)%

Service Revenue. Our service revenue increased 9.0% for the three months ended September 30, 2014 from the three months ended September 30, 2013. The impact of exchange rates resulted in a decrease of revenues for the three months ended September 30, 2014 of approximately $0.2 million.  All foreign currency comparisons herein reflect our third quarter 2014 results translated at the average foreign currency exchange rates for the third quarter of 2013.  For the three months ended September 30, 2014 and 2013, on-net, off-net and non-core revenues represented 74.3%, 25.4% and 0.3% and 73.6%, 25.9% and 0.5% of our service revenue, respectively.

Revenues from our corporate and net centric customers represented 53.5% and 46.5% of total service revenue, respectively, for the three months ended September 30, 2014 and represented 52.2% and 47.8% of total service revenue, respectively, for the three months ended September 30, 2013.  Revenues from corporate customers increased 11.8% to $51.2 million for the three months ended September 30, 2014 from $45.8 million for the three months ended September 30, 2013.  Revenues from our net-centric customers increased 6.1% to $44.5 million for the three months ended September 30, 2014 from $41.9 million for the three months ended September 30, 2013.

Our on-net revenues increased 10.1% for the three months ended September 30, 2014 from the three months ended September 30, 2013. We increased the number of our on-net customer connections by 15.8% at September 30, 2014 from September 30, 2013. On-net customer connections increased at a greater rate than on-net revenues primarily due to the 5.5% decline in our on-net ARPU, primarily from a decline in ARPU for our net centric customers. ARPU is determined by dividing revenue for the period by the average customer connections for that period. Our average price per megabit for our installed base of customers is determined by dividing the aggregate monthly recurring fixed charges for those customers by the aggregate committed data rate for the same customers. The decline in on-net ARPU is partly attributed to volume and term based pricing discounts. Additionally, on-net customers who cancel their service from our installed base of customers, in general, have an ARPU that is greater than the ARPU for our new customers due to declining prices primarily for our on-net services sold to our net-centric customers. These trends resulted in the reduction to our on-net ARPU and a 23.4% decline in our average price per megabit for our installed base of customers.

Our off-net revenues increased 6.9% for the three months ended September 30, 2014 from the three months ended September 30, 2013.  Our off-net revenues increased as we increased the number of our off-net customer connections by 16.5% at September 30, 2014 from September 30, 2013. Our off-net customer connections increased at a greater rate than our off-net revenue primarily due to the 8.1% decrease in our off-net ARPU.

Our non-core revenues decreased 32.3% for the three months ended September 30, 2014 from the three months ended September 30, 2013. The number of our non-core customer connections decreased 14.9% at September 30, 2014 from September 30, 2013. We do not actively market these acquired non-core services and expect that the service revenue associated with them will continue to decline.

Network Operations Expenses. Network operations expenses include the costs of personnel associated with service delivery, network management and customer support, network facilities costs, fiber and equipment maintenance fees, leased circuit costs, and access and facilities fees paid to building owners. Non-cash equity-based compensation expense is included in network operations expenses consistent with the classification of the employee’s salary and other compensation. Our network operations expenses, including non-cash equity-based compensation expense, increased 7.9% for the three months ended September 30, 2014 from the three months ended September 30, 2013. The increase is primarily attributable to an increase in costs related to our network and facilities expansion activities and the increase in our off-net revenues.  When we provide off-net services we also assume the cost of the associated tail-circuits.

Selling, General, and Administrative (“SG&A”) Expenses. Our SG&A expenses, including non-cash equity-based compensation expense, increased 25.9% for the three months ended September 30, 2014 from the three months ended September 30, 2013. Non-cash equity-based compensation expense is included in SG&A expenses consistent with the classification of the employee’s salary and other compensation and was $2.6 million for the three months ended September 30, 2014 and $1.9 million for the three months ended September 30, 2013. SG&A expenses increased primarily from an increase in salaries and related costs required to support our expansion and the increase in our sales efforts and a $1.8 million increase in our legal fees primarily associated with regulatory matters. Our sales force headcount increased by 16.8% from September 30, 2013 to 452 at September 30, 2014.

Depreciation and Amortization Expenses. Our depreciation and amortization expense increased 8.8% for the three months ended September 30, 2014 from the three months ended September 30, 2013. The increase is primarily due to the depreciation expense associated with the increase in deployed fixed assets.

Gain on Equipment Transaction.  In the three months ended September 30, 2014, we exchanged certain used network equipment for new network equipment and cash consideration resulting in gains of $3.1 million based upon the estimated fair value of the new network equipment less the carrying amount of the returned used network equipment and the cash paid.

Interest Expense.   Interest expense results from interest incurred on our $200.0 million of senior unsecured notes that we issued on April 9, 2014, our $65.0 million of senior secured notes that we issued on August 19, 2013, our $175.0 million of senior secured notes that we issued on January 26, 2011, our $92.0 million of convertible senior notes that we issued in June 2007, and interest on our capital lease obligations. Our interest expense increased 19.8% for the three months ended September 30, 2014 from the three months ended September 30, 2013. The increase is attributed to approximately $2.9 million of interest expense related to the issuance of our $200.0 million of senior unsecured notes outstanding since April 9, 2014 and $0.6 million of interest expense related to the issuance of our $65.0 million of Senior Secured Notes outstanding since August 19, 2013, partly offset by the decline of $1.8 million of interest expense from our convertible notes that we repaid in June 2014.

Income Tax Provision.  Our income tax provision was $1.3 million for the three months ended September 30, 2014 and $0.2 million for the three months ended September 30, 2013. The effective income tax rates are different from the U.S. federal income tax statutory rate of 35.0% primarily due to the impact of discrete expenses.  Since we are near breakeven these discrete items result in a significant impact on the effective income tax rate during the period.  Additional deviation from the U.S. federal income tax statutory rate are due to permanent differences resulting from non-deductible equity-based compensation expense and from the impact of state taxes and foreign losses that have not met the criteria for recording as an income tax benefit.

Buildings On-net. As of September 30, 2014 and 2013, we had a total of 2,090 and 1,955 on-net buildings connected to our network, respectively.

Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

The following summary table presents a comparison of our results of operations with respect to certain key financial measures. The comparisons illustrated in the table are discussed in greater detail below.

	Nine months ended September 30,		Percent
	2014	2013	Change
	(in thousands)
Service revenue	$283,252	$258,118	9.7%
On-net revenue	210,557	188,919	11.5%
Off-net revenue	71,687	67,681	5.9%
Non-core revenue	1,008	1,518	(33.6)%
Network operations expenses (1)	118,848	111,825	6.3%
Selling, general, and administrative expenses (2)	79,775	64,410	23.9%
Depreciation and amortization expenses	51,937	47,798	8.7%
Gains on equipment transactions	8,140	—	NM
Interest expense	37,756	30,653	23.2%
Income tax provision	2,471	879	NM%

(1)  Includes equity-based compensation expenses of $341 and $395 in the nine months ended September 30, 2014 and 2013, respectively.

(2)  Includes equity-based compensation expenses of $6,229 and $6,317 in the nine months ended September 30, 2014 and 2013, respectively.

NM — not meaningful

	Nine Months Ended September 30,		Percent
	2014	2013	Change
Other Operating Data
Average Revenue Per Unit (ARPU)
ARPU—on net	$639	$664	(3.8)%
ARPU—off-net	$1,478	$1,608	(8.1)%
Average Price per Megabit — installed base	$2.04	$2.70	(24.4)%
Customer Connections—end of period
On-net	38,559	33,310	15.8%
Off-net	5,694	4,886	16.5%
Non-core	377	443	(14.9)%

Service Revenue. Our service revenue increased 9.7% for the nine months ended September 30, 2014 from the nine months ended September 30, 2013. The impact of exchange rates resulted in an increase of revenues for the nine months ended September 30, 2014 of approximately $0.7 million.  All foreign currency comparisons herein reflect our results for the nine months ended September 30, 2014 translated at the average foreign currency exchange rates for the nine months ended September 30, 2013.  For the nine months ended September 30, 2014 and 2013, on-net, off-net and non-core revenues represented 74.3%, 25.3% and 0.4% and 73.2%, 26.2% and 0.6% of our service revenue, respectively.

Revenues from our corporate and net centric customers represented 52.5% and 47.5% of total service revenue, respectively, for the nine months ended September 30, 2014 and represented 51.6% and 48.4% of total service revenue, respectively, for the nine months ended September 30, 2013.  Revenues from corporate customers increased 11.6% to $148.6 million for the nine months ended September 30, 2014 from $133.2 million for the nine months ended September 30, 2013.  Revenues from our net-centric customers increased 7.8% to $134.6 million for the nine months ended September 30, 2014 from $124.9 million for the nine months ended September 30, 2013.

Our on-net revenues increased 11.5% for the nine months ended September 30, 2014 from the nine months ended September 30, 2013. We increased the number of our on-net customer connections by 15.8% at September 30, 2014 from September 30, 2013. On-net customer connections increased at a greater rate than on-net revenues primarily due to a 3.8% decline in our on-net ARPU, primarily from a decline in ARPU for our net-centric customers. ARPU is determined by dividing revenue for the period by the average customer connections for that period. Our average price per megabit for our installed base of customers is determined by dividing the aggregate monthly recurring fixed charges for those customers by the aggregate committed data rate for the same customers. The decline in on-net ARPU is partly attributed to volume and term based pricing discounts. Additionally, on-net customers who cancel their service from our installed base of customers, in general, have an ARPU that is greater than the ARPU for our new customers due to declining prices primarily for our on-net services sold to our net-centric customers. These trends resulted in the reduction to our on-net ARPU and a 24.4% decline in our average price per megabit for our installed base of customers.

Our off-net revenues increased 5.9% for the nine months ended September 30, 2014 from the nine months ended September 30, 2013.  Our off-net revenues increased as we increased the number of our off-net customer connections by 16.5% at September 30, 2014 from September 30, 2013. Our off-net customer connections increased at a greater rate than our off-net revenue primarily due to the 8.1% decrease in our off-net ARPU.

Our non-core revenues decreased 33.6% for the nine months ended September 30, 2014 from the nine months ended September 30, 2013. The number of our non-core customer connections decreased 14.9% September 30, 2014 from September 30, 2013. We do not actively market these acquired non-core services and expect that the service revenue associated with them will continue to decline.

Network Operations Expenses. Network operations expenses include the costs of personnel associated with service delivery, network management and customer support, network facilities costs, fiber and equipment maintenance fees, leased circuit costs, and access and facilities fees paid to building owners. Non-cash equity-based compensation expense is included in network operations expenses consistent with the classification of the employee’s salary and other compensation. Our network operations expenses, including non-cash equity-based compensation expense, increased 6.3% for the nine months ended September 30, 2014 from the nine months ended September 30, 2013. The increase is primarily attributable to an increase in costs related to our network and facilities expansion activities and the increase in our off-net revenues.  When we provide off-net services we also assume the cost of the associated tail-circuits.

Selling, General, and Administrative (“SG&A”) Expenses. Our SG&A expenses, including non-cash equity-based compensation expense, increased 23.9% for the nine months ended September 30, 2014 from the nine months ended September 30, 2013. Non-cash equity-based compensation expense is included in SG&A expenses consistent with the classification of the employee’s salary and other compensation and was $6.2 million for the nine months ended September 30, 2014 and $6.3 million for the nine months ended September 30, 2013. SG&A expenses increased primarily from an increase in salaries and related costs required to support our expansion and an increase in our sales efforts and a $3.8 million increase in our legal fees primarily associated with regulatory matters. Our sales force headcount increased by 16.8% from September 30, 2013 to 452 at September 30, 2014.

Depreciation and Amortization Expenses. Our depreciation and amortization expense increased 8.7% for the nine months ended September 30, 2014 from the nine months ended September 30, 2013. The increase is primarily due to the depreciation expense associated with the increase in deployed fixed assets.

Gains on Equipment Transactions.  In the nine months ended September 30, 2014, we exchanged certain used network equipment for new network equipment and cash consideration resulting in gains of $8.1 million based upon the estimated fair value of the new network equipment less the carrying amount of the returned used network equipment and the cash paid.

Interest Expense.  Interest expense results from interest incurred on our $200.0 million of senior unsecured notes that we issued on April 9, 2014, our $65.0 million of senior secured notes that we issued on August 19, 2013, our $175.0 million of senior secured notes that we issued on January 26, 2011, our $92.0 million of convertible senior notes that we issued in June 2007, and interest on our capital lease obligations. Our interest expense increased 23.2% for the nine months ended September 30, 2014 from the nine months ended September 30, 2013. The increase is attributed to $5.6 million of interest expense related to the issuance of our $200.0 million of senior unsecured notes outstanding since April 9, 2014 and $2.8 million of interest expense related to the issuance of our $65.0 million of Senior Secured Notes outstanding since August 19, 2013 partly offset by a reduction of $1.9 million of interest from our convertible notes that we repaid in June 2014.

Income Tax Provision.  Our income tax expense was $2.5 million for the nine months ended September 30, 2014 and $0.9 million for the nine months ended September 30, 2013. The effective income tax rates are different from the U.S. federal income tax statutory rate of 35.0% primarily due to the impact of discrete expenses.  Since we are near breakeven these discrete items result in a significant impact on the effective income tax rate during the period.  Additional deviation from the U.S. federal income tax statutory rate are due to permanent differences resulting from non-deductible equity-based compensation expense and from the impact of state taxes and foreign losses that have not met the criteria for recording as an income tax benefit.

Buildings On-net. As of September 30, 2014 and 2013, we had a total of 2,090 and 1,955 on-net buildings connected to our network, respectively.

Liquidity and Capital Resources

In assessing our liquidity, management reviews and analyzes our current cash balances, accounts receivable, accounts payable, accrued liabilities, capital expenditure commitments, and required capital lease and debt payments and other obligations.

Cash Flows

The following table sets forth our consolidated cash flows.

	Nine months ended September 30,
(in thousands)	2014	2013
Net cash provided by operating activities	$55,105	$52,563
Net cash used in investing activities	(46,919)	(38,894)
Net cash provided by financing activities	792	43,780
Effect of exchange rates on cash	(2,065)	41
Net increase in cash and cash equivalents during period	$6,913	$57,490

Net Cash Provided by Operating Activities.  Our primary sources of operating cash are receipts from our customers who are billed on a monthly basis for our services. Our primary uses of operating cash are payments made to our vendors, employees and interest payments made to our capital lease vendors and our note holders. Net cash provided by operating activities was $55.1 million for the nine months ended September 30, 2014 compared to net cash provided by operating activities of $52.6 million for the nine months ended September 30, 2013. The change in cash provided by operating activities is primarily due to an increase in our operating income.

Net Cash Used In Investing Activities.  Net cash used in investing activities was $46.9 million for the nine months ended September 30, 2014 and $38.9 million for the nine months ended September 30, 2013.  Our primary use of cash for investing activities is for purchases of property and equipment. Purchases of property and equipment were $47.0 million and $38.9 million for the nine months ended September 30, 2014 and 2013, respectively. The changes in purchases of property and equipment are primarily due to the timing and scope of our network expansion activities including geographic expansion and adding buildings to our network.

Net Cash Provided By Financing Activities.  Net cash provided by financing activities was $0.8 million for the nine months ended September 30, 2014 and was $43.8 million for the nine months ended September 30, 2013.  Our primary uses of cash for financing activities are for principal payments under our capital lease obligations, dividend payments, stock purchases and in the nine months ended September 30, 2014 the repayment of our senior convertible notes.  In June 2014 we repaid our $92.0 million of senior convertible notes and received net proceeds of $195.8 million from the issuance of our senior unsecured notes.  During the nine months ended September 30, 2014 we paid $48.0 million for purchases of our common stock.  There were no stock purchases in the nine months ended September 30, 2013.  Principal payments under our capital lease were $15.4 million and $8.9 million for the nine months ended September 30, 2014 and 2013, respectively.  We began paying a quarterly dividend on our common stock in the third quarter of 2012.  During the nine months ended September 30, 2014 and 2013 we paid $40.0 million and $18.1 million, respectively, for our quarterly dividend payments.

Cash Position and Indebtedness

Our total indebtedness at September 30, 2014 was $607.0 million and our total cash and cash equivalents were $311.8 million. Our total indebtedness at September 30, 2014 includes $162.5 million of capital lease obligations for dark fiber under long term IRU agreements.

Summarized Financial Information of Holdings

Holdings is an unrestricted subsidiary as defined under the indenture governing the 2012 Notes and Holdings is also a guarantor under the 2021 Notes.  Under the indenture we are required to disclose financial information of Holdings including its assets, liabilities and its operating results (“Holdings Financial Information”).  The Holdings Financial Information as of and for the nine months ended September 30, 2014 is detailed below (in thousands).

September 30, 2014
(Unaudited)
Cash and cash equivalents	$80,007
Total assets	$80,007

Investment from subsidiaries	$100,216
Common stock	46
Retained deficit	(20,255)
Total equity	$80,007

Nine Months Ended September 30, 2014
(Unaudited)
Equity-based compensation expense	3,779
Interest income	7
Net loss	$(3,772)

Common Stock Buyback Program

Our board of directors has approved through February 29, 2016, our common stock under a buyback program (the “Buyback Program”).  We purchased approximately 1.4 million shares for $48.0 million during the nine months ended September 30, 2014.  There were no purchases of common stock during the nine months ended September 30, 2013.  As of September 30, 2014 there was a total of $47.7 million available under the Buyback Program.

Dividends on Common Stock

Our initial quarterly dividend payment was made in the third quarter of 2012. In addition to our regular quarterly dividends, our board of directors has approved our Capital Program as described in Note 7 to our interim condensed consolidated financial statements.  Our dividend for the fourth quarter of 2014 of $0.31 per share will be made to holders of record on November 26, 2014. This estimated $14.1 million dividend payment is expected to be paid on December 12, 2014.

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

Off-Balance Sheet Arrangements

We do not have relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risks that could arise if we had engaged in these relationships.

Critical Accounting Policies and Significant Estimates

Management believes that as of September 30, 2014, there have been no material changes to our critical accounting policies and significant estimates from those listed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2013.

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

ITEM 3.                                                                                                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management believes that as of September 30, 2014, there have been no material changes to our exposures to market risk from those disclosed in Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” of our annual report on Form 10-K for the year ended December 31, 2013.

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

ITEM 2.                                                                                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Board of Directors had authorized a plan to permit the repurchase of our common stock in negotiated and open market transactions. We may purchase shares from time to time depending on market, economic, and other factors. The authorization will continue through February 29, 2016.

The following table summarizes our common stock repurchases during the third quarter of 2014 made pursuant to this authorization. During the quarter, we did not purchase shares outside of this program, and all purchases were made by or on behalf of the Company and not by any “affiliated purchaser” (as defined by Rule 10b-18 of the Securities Exchange Act of 1934).

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or (Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2014	130,681	$33.82	1,364,509	$59,263,063
August 1-31, 2014	147,429	$33.03	1,511,938	$54,393,674
September 1-30, 2014	197,693	$33.66	1,709,631	$47,739,529

ITEM 6.                                                                                                EXHIBITS.

(a) Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer (furnished herewith)
32.2	Certification of Chief Financial Officer (furnished herewith)
101.1

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 7, 2014	COGENT COMMUNICATIONS HOLDINGS, INC.

	By:	/s/ David Schaeffer
Name: David Schaeffer
Title: Chairman of the Board and Chief Executive Officer

Date: November 7, 2014	By:	/s/ Thaddeus G. Weed
Name: Thaddeus G. Weed
Title: Chief Financial Officer (Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description
31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer (furnished herewith)
32.2	Certification of Chief Financial Officer (furnished herewith)
101.1

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (filed herewith).