Form 10-K
period 2014-12-31
COGENT COMMUNICATIONS HOLDINGS, INC.
filed 2015-02-27
CIK 1158324

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2014
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from to

Commission file number 000-51829

COGENT COMMUNICATIONS HOLDINGS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	46-5706863 (I.R.S. Employer Identification No.)
1015 31st Street N.W. Washington, D.C. (Address of Principal Executive Offices)	20007 (Zip Code)

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The number of shares outstanding of the issuer's common stock, par value $0.001 per share, as of February 20, 2015 was 46,391,534.

         The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing price of $34.55 per share on June 30, 2014 as reported by the NASDAQ Global Select Market was approximately $1.5 billion.

COGENT COMMUNICATIONS HOLDINGS, INC.
FORM 10-K ANNUAL REPORT
FOR THE YEAR ENDED DECEMBER 31, 2014

i

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's definitive proxy statement for the registrant's 2015 annual shareholders meeting are incorporated by reference in Part III of this Form 10-K.

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

PART I

ITEM 1.    BUSINESS

        We are a Delaware corporation and we are headquartered in Washington, DC. We are a facilities-based provider of low-cost, high-speed Internet access and Internet Protocol ("IP") communications services. Our network is specifically designed and optimized to transmit data using IP. We deliver our services primarily to small and medium-sized businesses, communications service providers and other bandwidth-intensive organizations in North America, Europe and Japan.

        We offer on-net Internet access services exclusively through our own facilities, which run from our network to our customers' premises. We are not dependent on local telephone companies to serve our customers for our on-net Internet access services because of our integrated network architecture. We offer our on-net services to customers located in buildings that are physically connected to our network. Our on-net service consists of high-speed Internet access and IP connectivity ranging from 100 Megabits per second to 100 Gigabits per second of bandwidth. We provide our on-net Internet access services to our net-centric and corporate customers. Our net-centric customers include bandwidth-intensive users such as universities, other Internet service providers, telephone companies, cable television companies, web hosting companies, content delivery network companies and commercial content and application service providers. These net-centric customers obtain our services in colocation facilities and in our data centers. We operate data centers throughout North America and Europe that allow our customers to collocate their equipment and access our network. Our corporate customers are located in multi-tenant office buildings and typically include law firms, financial services firms, advertising and marketing firms and other professional services businesses.

        In addition to providing our on-net services, we provide Internet connectivity to customers that are not located in buildings directly connected to our network. We provide this off-net service primarily to corporate customers using other carriers' facilities to provide the "last mile" portion of the link from the customers' premises to our network. We also provide certain non-core services that resulted from acquisitions. We continue to support but do not actively sell these non-core services.

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

        Network.    Our on-net service does not rely on circuits that must be provisioned by a third party carrier. In on-net multi-tenant office buildings we provide our customers the entire network, including the "last mile" and the in-building wiring connecting to our customer's suite. In carrier neutral data centers we are colocated with our customers so only a connection within-the-data center is required to provide our services. This gives us more control over our service, quality and pricing. It also allows us to provision services more quickly and efficiently than provisioning services on a third-party carrier network. We are typically able to activate service to our customers in one of our on-net buildings in approximately thirteen business days.

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

        High Traffic Network Footprint.    We have strategically chosen locations, such as over 1,460 large multi-tenant office buildings in major North American cities and colocation facilities in North America and Europe with high levels of Internet traffic, to maximize our revenue opportunities and expand our margins. Our network is connected to our on-net multi-tenant office buildings where we offer our services to a diverse set of high-quality, low churn corporate customers within close physical proximity of each other. Our network is also directly connected to over 700 carrier neutral colocation and data centers where our net-centric customers directly interconnect with our network. We operate 49 data centers across the United States and in Europe. These facilities comprise over 550,000 square feet of floor space and are directly connected to our network.

        Low Capital Cost to Grow Our Business.    We have a history of efficient network expansion and integration execution. We believe that we have incurred relatively lower costs in growing our business than our competitors because we use Internet routers without additional legacy equipment, we offer a streamlined set of products, and we have acquired optical fiber from the excess inventory in existing networks.

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

        Pursuing On-Net Customer Growth.    We intend to increase usage of our network and operational infrastructure by adding customers in our existing on-net buildings, as well as connecting more multi-tenant office buildings and carrier neutral data centers to our network. We emphasize our on-net service because our on-net services generate greater profit margins and we have more control over service levels, quality, pricing and faster provisioning of services than our off-net services. Our fiber network connects directly to our on-net customers' premises and we pay no local access ("last mile") charges to other carriers to provide our on-net services. We are responding to this on-net revenue opportunity by increasing our sales and marketing efforts including increasing our number of sales representatives, implementing strategies to optimize sales productivity and expanding our on-net addressable market by adding service locations to our network.

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

        Our network serves over 190 metropolitan markets in North America, Europe and Japan and encompasses:

  •
  over 1,460 multi-tenant office buildings strategically located in commercial business districts;

  •
  over 700 carrier-neutral Internet aggregation facilities, data centers and single-tenant buildings;

  •
  over 600 intra-city networks consisting of over 27,200 fiber miles;

  •
  an inter-city network of more than 59,000 fiber route miles; and

  •
  multiple high-capacity transatlantic and transpacific circuits that connect the North American, European and Japanese portions of our network.

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

Intra-city Networks

        In each metropolitan area in which we provide our high-speed on-net Internet access services, our backbone network is connected to one or more routers that are connected to one or more of our metropolitan optical networks. We created our intra-city networks by obtaining the right to use optical fiber from carriers with optical fiber networks in those cities. These metropolitan networks consist of optical fiber that runs from the central router in a market into routers located in our on-net buildings. In most cases the metropolitan fiber runs in a ring architecture, which provides redundancy so that if the fiber is cut, data can still be transmitted to the central router by directing traffic in the opposite direction around the ring. The router in the building provides the connection to each of our on-net customers.

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

In-Building Networks

        In office buildings where we provide service to multiple tenants we connect our routers to a cable typically containing 12 to 288 optical fiber strands that run from our equipment in the basement of the building through the building riser to the customer location. Our service is initiated by connecting a fiber optic cable from our customer's local area network to the infrastructure in the building riser giving our customer dedicated and secure access to our network using an Ethernet connection. We believe that Ethernet is the lowest cost network connection technology and is almost universally used for the local area networks that businesses operate.

Data Centers

        We operate 49 data centers across the United States and in Europe. These facilities comprise over 550,000 square feet of floor space and are directly connected to our network. Each location is equipped with secure access, uninterruptable power supplies (UPS), and backup generators. Our customers typically purchase bandwidth, rack space, and power within these facilities.

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

        Peering agreements between ISPs are necessary in order for them to exchange traffic. Without peering agreements, each ISP would have to buy Internet access from every other ISP in order for its customer's traffic, such as email, to reach and be received from customers of other ISPs. We are considered a Tier 1 ISP and, as a result, we have settlement-free peering arrangements with other providers. We purchase no transit services or paid peering to reach any portion of the Internet. This allows us to exchange traffic with those ISPs without payment by either party. In such arrangements, each party exchanging traffic bears its own cost of delivering traffic to the point at which it is handed off to the other party. We do not treat our settlement-free peering arrangements as generating revenue or expense related to the traffic exchanged. However, we charge customers for transit services across our network. We do not sell paid peering. We directly connect with over 5,200 total networks of which approximately 40 are settlement-free peers, the remaining networks are Cogent transit customers.

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

        The table below shows our primary service offerings:

On-Net Services	Bandwidth (Mbps)
Fast Ethernet	100
Gigabit Ethernet	1,000
10 Gigabit Ethernet	10,000
100 Gigabit Ethernet	100,000
Point-to-Point / Point to Multi-Point or VLPS	10 to 2,000
Colocation with Internet Access	10 to 10,000

Off-Net Services	Bandwidth (Mbps)
Ethernet	10, 100 or 1,000

        We offer on-net services in over 190 metropolitan markets. We serve over 2,120 on-net buildings. Our most popular on-net service in North America is our Fast Ethernet service, which provides Internet access at 100 megabits per second. We typically offer our Fast Ethernet (Internet access) service to small and medium-sized business customers. We also offer Internet access services at higher speeds of up to 100 Gigabits per second. These services are generally used by customers that have businesses, such as web hosting and ISP's that are Internet based and are generally delivered at data centers and carrier hotels. We believe that, on a per-Megabit basis, this service offering is one of the lowest priced in the marketplace. We also offer colocation services in our 49 data center locations in North America and Europe. This service offers Internet access combined with rack space and power in our facility, allowing the customer to locate a server or other equipment at that location and connect to our Internet access service. Our final on-net service offering is our Point-to-Point / Point to Multi-Point or Virtual Private Line service or "Layer 2" service. These point-to-point connections span North America and Europe and allow customers to connect geographically dispersed local area networks in a seamless manner. We offer lower prices for longer term and volume commitments. We emphasize the sale of our on-net services because we believe that we have a competitive advantage in providing these services and these services generate gross profit margins that are greater than our off-net services.

        In 2013 several providers of video services began using our on-net service to deliver movies and other video programing to consumers. Streaming video uses large bandwidth, e.g. 4- 10 Mbps for high definition or 4-K television. This caused significant growth in the traffic we sent to the major telephone and cable companies that provide most broadband connections to consumers in the U. S. These companies have refused or delayed increases to the capacity of the connection over which we exchange traffic with them. This results in a degradation of service for our customers and their customers. As streaming video usage grows in Europe the refusal of incumbent PTT residential service providers to upgrade connections has degraded service to our customers and their customers in Europe. (See the Risk Factor below for additional information on the exchange of traffic and settlement free peering.)

        We offer our off-net services to customers that are not located in our on-net buildings. These services are primarily provided in the metropolitan markets in North America and Europe in which we offer on-net services primarily dedicated Internet access, point to point, virtual private line services and Layer 2 services. These services are generally provided to small and medium-sized businesses in over 4,300 off-net buildings.

        We support non-core services that we assumed with certain of our acquisitions. These services primarily include voice services (only provided in Toronto, Canada). We expect that the revenue from our non-core services will continue to decline. We do not actively sell these services and expect the growth of our Internet access services to compensate for this loss.

        No single customer accounted for more than 2.1% of our 2014 revenues.

Sales and Marketing

        Direct Sales.    We employ a direct sales and marketing approach including telesales. As of February 1, 2015, our sales force included 454 full-time employees. Our quota bearing sales force includes 343 employees with 258 employees focused primarily on the corporate market and 85 employees focused primarily on the net-centric market. Our sales personnel work through direct face-to-face contact in addition to telesales with potential customers in, or intending to locate in, our on-net buildings. Through agreements with building owners, we are able to initiate and maintain personal contact with our customers by staging various promotional and social events in our multi-tenant office buildings and carrier neutral data centers. Sales personnel are compensated with a base salary plus quota-based commissions and incentives. We use a customer relationship management system to efficiently track sales activity levels and sales productivity.

        Indirect Sales.    We also have recently begun an indirect sales program. Our indirect sales program includes several master agents with whom we have a direct relationship. Through our agreements with our master agents we are able to sell through to over 2,000 sub agents. All agents have access to selling to potential corporate customers and may sell all Cogent products. We have hired a direct channel team who manages these indirect relationships. The indirect channel team is compensated with a base salary plus quota-based commissions and incentives. We use our customer relationship management system to efficiently track indirect sales activity levels and the sales productivity of our agents under our indirect sales program.

        Marketing.    Because of our historical focus on a direct sales force and telesales, we have not spent funds on television, radio or print advertising. Our marketing efforts are designed to drive awareness of our products and services, to identify qualified leads through various direct marketing campaigns and to provide our sales force with product brochures, collateral materials, in building marketing events and relevant sales tools to improve the overall effectiveness of our sales organization. In addition, we conduct public relations efforts focused on cultivating industry analyst and media relationships with the goal of securing media coverage and public recognition of our Internet communications services. Our marketing organization is responsible for our product strategy and direction based upon primary and secondary market research and the advancement of new technologies.

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

        Unlike some of our competitors, we generally do not have title to most of the dark fiber that makes up our network. Our interests in that dark fiber are in the form of long-term leases under indefeasible rights of use, or IRUs, with providers some of which also compete with us. We rely on the third-party maintenance of such dark fiber to provide our on-net services to our customers. We are also dependent on third party providers, some of which compete with us, for the local loop facilities for the provision of connections to our off-net customers.

        We believe that competition is based on many factors, including price, transmission speed, ease of access and use, length of time to provision service, breadth of service availability, reliability of service, customer support and brand recognition. Because our fiber optic networks have been recently installed compared to those of the incumbent carriers, our state-of-the-art technology may provide us with cost, capacity, and service quality advantages over some existing incumbent carrier networks; however, our network may not support some of the services supported by these legacy networks, such as circuit-switched voice, ATM and frame relay. While the Internet access speeds offered by traditional ISPs serving multi-tenant office buildings using DSL typically do not match our on-net offerings in terms of throughput or quality, these slower services are usually priced lower than our offerings and thus provide competitive pressure on pricing, particularly for more price-sensitive customers. These and other downward pricing pressures particularly in carrier neutral data centers have diminished, and may further diminish, the competitive advantages that we have enjoyed as the result of the pricing of our services. Increasingly, traditional ISPs are upgrading their services using optical fiber and cable technology so that they can match our transmission speed and quality.

Regulation

        In the United States, the Federal Communications Commission (FCC) regulates common carriers' interstate services and state public utilities commissions exercise jurisdiction over intrastate basic telecommunications services. Our Internet service offerings are not currently regulated by state public utility commissions. The FCC has promulgated rules intended to regulate some aspects of the way traffic is handled by Internet service providers. In addition, the FCC is considering adopting rules that would bring aspects of Internet service under common carrier regulations pursuant to Title II of the U.S. Communications Act. We may become subject to additional regulation in the United States at the federal and state levels and in other countries. These regulations change from time to time in ways that are difficult for us to predict.

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

Employees

        As of February 1, 2015, we had 772 employees. Unions represent 26 of our employees in France. We believe that we have a satisfactory relationship with our employees.

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

        By entering into what are known as settlement-free peering arrangements, providers agree to exchange traffic between their respective networks without charging each other. Our ability to avoid the higher costs of acquiring paid dedicated network capacity (transit or paid peering) and to maintain high network performance is dependent upon our ability to establish and maintain peering relationships and to increase the capacity of these peering connections. The terms and conditions of our peering relationships may also be subject to adverse changes, which we may not be able to control. For example, several network operators with large numbers of individual users are arguing that they should be able to charge or charge more to network operators and businesses that carry large volumes of traffic requested by those users. If we are not able to maintain or increase our peering relationships in all of our markets on favorable terms, we may not be able to provide our customers with high performance or affordable or reliable services, which could cause us to lose existing and potential customers, damage our reputation and have a material adverse effect on our business. We have in the past had peering disputes with other network providers that resulted in a temporary disruption of the exchange of traffic between our network and the network of the other carrier. We have resolved the majority of such disputes through negotiations. We continue to experience resistance from certain broadband residential Internet service providers to upgrade the settlement-free peering connections necessary to accommodate the growth of the traffic that we exchange with such carriers. This results in a degradation of service to our customers and their customers. The companies refusing to upgrade connections are incumbent cable and telephone providers in the U.S. and Europe. In 2013 the major incumbent telephone and cable companies in the United States began to refuse to upgrade our peering connections. This has continued throughout 2014 and to the present. We have experienced the same problem in Europe with incumbent telephone companies. As the use of streaming video increases this problem is exacerbated. We cannot assure you that we will be able to continue to establish and maintain relationships with providers, favorably resolve disputes with providers, or increase the capacity of our interconnections with other providers.

We need to retain existing customers and continue to add new customers in order to become consistently profitable and cash flow positive.

        In order to become consistently profitable and consistently cash flow positive, we need to both retain existing customers and continue to add a large number of new customers. The precise number of additional customers required is dependent on a number of factors, including the turnover of existing customers, the pricing of our product offerings and the revenue mix among our customers. We may not succeed in adding customers if our sales and marketing efforts are unsuccessful. In addition, many of our targeted customers are businesses that are already purchasing Internet access services from one or more providers, often under a contractual commitment. It has been our experience that such targeted customers are often reluctant to switch providers due to costs and effort associated with switching providers. Further, as some of our customers grow larger they may decide to build their own Internet networks. While no single customer accounted for more than 2.1% of our 2014 revenue, a migration of a few very large Internet users to their own networks, or to special networks that may be offered by major telephone and cable providers of last mile broadband connections to consumers, or the loss or reduced purchases from several significant customers could impair our growth, cash flow and profitability.

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

We may experience difficulties operating in countries outside of the United States, Canada and Western Europe.

        We have expanded our network into Eastern Europe, Mexico and on a limited basis to Tokyo, with further planned expansion to Hong Kong and Singapore. We have experienced difficulties, ranging from lack of dark fiber to regulatory issues to slower revenue growth rates in operating in these markets. If we are not successful in developing our market presence in these regions our operating results and revenue growth could be adversely impacted.

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

        Following an acquisition, we have experienced a decline in revenue attributable to acquired customers as these customers' contracts have expired and they have entered into our standard customer contracts at generally lower rates or have chosen not to renew service with us. We anticipate that we will experience similar revenue declines with respect to customers we may acquire in the future.

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

        As we continue to expand into other countries, our success will depend, in part, on our ability to anticipate and effectively manage these and other risks. Our failure to manage these risks and grow our operations outside the United States may have a material adverse effect on our business and results of operations.

Fluctuations in foreign exchange rates may adversely affect our financial position and results of operations.

        Our operations outside the United States expose us to currency fluctuations and exchange rate risk. For example, while we record revenues and the financial results of our European operations in Euros, these results are reflected in our consolidated financial statements in US dollars. Therefore, our reported results are exposed to fluctuations in the exchange rates between the US dollar and the Euro. We may fund certain of our cash flow requirements of our operations outside of the United States in US dollars. Accordingly, in the event that the foreign currency strengthens against the US dollar to a greater extent than we anticipate, the cash flow requirements associated with these operations may be significantly greater in US dollar terms than planned.

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

The utilization of certain of our net operating loss carryforwards is limited and depending upon the amount of our taxable income we may be subject to paying income taxes earlier than planned.

        Section 382 of the Internal Revenue Code in the United States limits the utilization of net operating losses when ownership changes, as defined by that section, occur. We have performed an analysis of our Section 382 ownership changes and have determined that the utilization of certain of our net operating loss carryforwards in the United States is limited. Of the $390.6 million of net operating losses available at December 31, 2014 in the United States approximately $286 million are unavailable for use and approximately $81 million are limited for use under Section 382. Our net operating loss carryforwards outside of the United States totaling approximately $789 million are not subject to limitations similar to Section 382.

We may have difficulty intercepting communications as required by the United States Communications Assistance for Law Enforcement Act and similar laws of other countries.

        The United States Communications Assistance for Law Enforcement Act and the laws of other countries require that we be able to intercept communications when required to do so by law enforcement agencies. We may experience difficulties and incur significant costs in complying with these laws. If we are unable to comply with the laws we could be subject to fines in the United States of up to $1.0 million per event and equal or greater fines in other countries.

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

        Our on-net business depends upon our in-building networks. Our in-building networks depend on access agreements with building owners or managers allowing us to install our in-building networks and provide our services in these buildings. These agreements typically have terms of five to ten years, with one or more renewal options. Any deterioration in our existing relationships with building owners or managers could harm our sales and marketing efforts and could substantially reduce our potential customer base. We expect to enter into additional access agreements as part of our growth plan. Current federal and state regulations do not require building owners to make space available to us or to do so on terms that are reasonable or nondiscriminatory. While the FCC has adopted regulations that prohibit common carriers under its jurisdiction from entering into exclusive arrangements with owners of multi-tenant commercial office buildings, these regulations do not require building owners to offer us access to their buildings. Building owners or managers may decide not to permit us to install our networks in their buildings or they may elect not to renew or amend our access agreements. Most of these agreements have one or more automatic renewal periods and others may be renewed at the option of the landlord. A significant portion of these license agreements have or will have exhausted all automatic renewal periods and, as such, will be coming up for renewal in the near future. While we have historically been successful in renewing these agreements and no single building access agreement is material to our success, the failure to obtain or maintain a number of these agreements would reduce our revenue, and we might not recover our costs of procuring building access and installing our in-building networks in those locations.

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

        As an Internet service provider, we are not subject to substantial regulation by the FCC or the state public utilities commissions in the United States. However, the FCC has recently promulgated limited rules applicable to Internet service providers and proposed changes to the contribution mechanism for the United States universal service fund or its successor broadband fund—the Connect America Fund—that might require contributions from Internet service providers. Internet service is also subject to minimal regulation in Western Europe and in Canada. In Eastern Europe and Mexico the regulation is greater, though not as extensive as the regulation for providers of voice services. If we decide to offer traditional voice services or otherwise expand our service offerings to include services that would cause us to be deemed a common carrier, we will become subject to additional regulation. Additionally, if we offer voice service using IP (VOIP) or offer certain other types of data services using IP we may become subject to additional regulation. This regulation could impact our business because of the costs and time required to obtain necessary authorizations, the additional taxes that we may become subject to or may have to collect from our customers, and the additional administrative costs of providing these services, and other costs. Even if we do not decide to offer additional services, governmental authorities may decide to impose additional regulation and taxes upon providers of Internet service. All of these matters could inhibit our ability to remain a low-cost carrier and could have a material adverse effect on our business, financial condition and our results of operations.

        Much of the law related to the liability of Internet service providers remains unsettled. Some jurisdictions have laws, regulations, or court decisions that impose obligations upon Internet access providers to restrict access to certain content. Other legal issues, such as the sharing of copyrighted information, trans-border data flow, unsolicited commercial email ("spam"), universal service, and liability for software viruses could become subjects of additional legislation and legal development and changes in enforcement policies. In 2014, the anti-spam provisions of the Canadian Anti-Spam Legislation (CASL) went into effect. When fully implemented in 2017, CASL will include significant civil and criminal charges for companies that do not comply. We believe we are currently in compliance with CASL. We cannot predict the impact of these changes on us. They could have a material adverse effect on our business, financial condition and our results of operations.

Governments may assert that we are liable for taxes which we have not collected from our customers and we may have to begin collecting a multitude of taxes if the United States Internet Tax Freedom Act expires and if the Federal Communications Commission subjects Internet services to the universal service fund tax.

        In the United States Internet services are generally not subject to taxes. Consequently, in the United States we collect few taxes from our customers even though most telecommunications services are subject to numerous taxes. Various local jurisdictions have asserted that some of our services should be subject to local taxes. If such jurisdictions assess taxes on prior years we may be subject to a liability for unpaid taxes that we may be unable to collect from our customers. Further, the United States Internet Tax Freedom Act expires at the end of October 2015. If it is allowed to expire we will become subject to numerous taxes that we will need to collect from our customers. The process of implementing a system to properly bill and collect such taxes may require significant resources. In addition, the FCC is considering changes to its universal services fund that could result in its application to Internet services. This too would require that we expend resources to collect this tax. Finally, the cumulative effect of these taxes levied on Internet services could discourage potential customers from using Internet services to replace traditional telecommunication services and negatively impact our ability to grow our business.

Terrorist activity throughout the world, military action to counter terrorism and natural disasters could adversely impact our business.

        The continued threat of terrorist activity and other acts of war or hostility have had, and may continue to have, an adverse effect on business, financial and general economic conditions internationally. Effects from these events and any future terrorist activity, including cyber terrorism, may, in turn, increase our costs due to the need to provide enhanced security, which would adversely affect our business and results of operations. These circumstances may also damage or destroy the Internet infrastructure and may adversely affect our ability to attract and retain customers, our ability to raise capital and the operation and maintenance of our network access points. We are particularly vulnerable to acts of terrorism because our largest customer concentration is located in New York, our headquarters is located in Washington, D.C., and we have significant operations in Paris, Madrid and London, cities that have historically been targets for terrorist attacks. We are also susceptible to other catastrophic events such as major natural disasters, extreme weather, fire or similar events that could affect our headquarters, other offices, our network, infrastructure or equipment, which could adversely affect our business.

If we do not comply with laws regarding corruption and bribery, we may become subject to monetary or criminal penalties.

        The United States Foreign Corrupt Practices Act generally prohibits companies and their intermediaries from bribing foreign officials for the purpose of obtaining or keeping business. Other countries have similar laws to which we are subject. We currently take precautions to comply with these laws. However, these precautions may not protect us against liability, particularly as a result of actions that may be taken in the future by agents and other intermediaries through whom we have exposure under these laws even though we may have limited or no ability to control such persons. Our competitors include foreign entities that are not subject to the United States Foreign Corrupt Practices Act or laws of similar stringency, and hence we may be at a competitive disadvantage.

Allegations that the United States Government has intercepted Internet traffic may discourage use of the Internet and the use of United States based Internet service providers.

        Recent allegations have been made that the United States Government (through its National Security Agency) and other governments have allegedly intercepted Internet traffic on a massive scale. It has also been alleged that user information has been collected from various Internet-based services with and without the cooperation of the companies providing those services. Such allegations may discourage individuals and organizations from making use of Internet-based services due to privacy concerns and concerns that proprietary data can be compromised, This could impact our ability to grow our business, especially because we and other companies headquartered in the United States may be less favored by customers that perceive a connection between the activities of the United States Government and United States companies.

Risk Factors Related to Our Indebtedness

We have substantial debt which we may not be able to repay when due.

        Our total indebtedness, including premium, at December 31, 2014 was $610.8 million. In January 2011 we issued $175.0 million in senior secured notes and in August 2013 we issued $65.0 million in senior secured notes. These $240.0 million of senior secured notes were due in 2018 and required interest payments totaling $20.1 million per year. In April 2014 we issued $200.0 million in senior unsecured notes. The $200.0 million of senior unsecured notes are due in 2021 and require interest payments totaling $11.3 million per year. In February 2015, we issued $250.0 million of 5.375% senior secured notes. The new $250.0 million senior secured notes are due in March 2022 and require annual interest payments of $13.4 million. The proceeds from these new notes, and cash on hand, will be used to redeem our $240.0 million of senior secured notes at a premium of 104.188% in March 2015. All of our noteholders have the right to be paid the principal upon default and upon certain designated events, such as certain changes of control. Our total indebtedness at December 31, 2014 also includes $166.5 million of capital lease obligations for dark fiber primarily under 15 - 20 year IRUs. The amount of our IRU capital lease obligations may be impacted due to our expansion activities, the timing of payments and fluctuations in foreign currency rates. We may not have sufficient funds to pay the interest and principal related to these obligations at the time we are obligated to do so, which could result in bankruptcy, or we may only be able to raise the necessary funds on unfavorable terms.

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

        Our ability to satisfy our obligations including our debt depends on our future operating performance and on economic, financial, competitive and other factors, many of which are beyond our control. Our business may not generate sufficient cash flow, and future financings may not be available to provide sufficient net proceeds, to meet these obligations or to successfully execute our business strategy.

Despite our leverage we may still be able to incur more debt. This could further exacerbate the risks that we and our subsidiaries face.

        We and our subsidiaries may incur additional indebtedness, including additional secured indebtedness, in the future. The terms of our debt indentures restrict, but do not completely prohibit, us from doing so. In addition, the indentures allow us to issue additional notes and other indebtedness secured by the collateral under certain circumstances. Moreover, we are not prevented from incurring other liabilities that do not constitute indebtedness as defined in the indentures, including additional capital lease obligations in the form of IRUs. These liabilities may represent claims that are effectively prior to the claims of our note holders. If new debt or other liabilities are added to our debt levels the related risks that we and our subsidiaries now face could intensify.

The agreements governing our various debt obligations impose restrictions on our business and could adversely affect our ability to undertake certain corporate actions.

        The agreements governing our various debt obligations include covenants imposing significant restrictions on our business. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. These covenants place restrictions on our ability to, among other things:

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

        Our headquarters facility consists of approximately 15,350 square feet located in Washington, D.C. The lease for our headquarters is with an entity controlled by our Chief Executive Officer. The lease expires on August 31, 2016 and may be cancelled by us upon 60 days' notice. In the second quarter of 2015 we plan to move our headquarters to a larger different building, also located in Washington, D.C. and owned by an entity controlled by our Chief Executive Officer.

        We lease a total of approximately 680,000 square feet of space for our data centers, offices and operations centers. We believe that these facilities are generally in good condition and suitable for our operations.

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

        As of February 1, 2015, there were approximately 166 holders of record of shares of our common stock holding 46,428,143shares of our common stock.

        The table below shows, for the quarters indicated, the reported high and low trading prices of our common stock.

	High	Low
Calendar Year 2013
First Quarter	$26.69	$22.79
Second Quarter	29.78	25.30
Third Quarter	33.10	28.05
Fourth Quarter	41.25	31.66
Calendar Year 2014
First Quarter	$43.50	$31.56
Second Quarter	37.91	32.88
Third Quarter	37.07	31.98
Fourth Quarter	36.28	29.70

Dividends on common stock

        Dividend payments are recorded in and increase our accumulated deficit. Dividends on unvested restricted shares of common stock are paid as the awards vest. Our initial dividend payment was made in the third quarter of 2012. In addition to our regular quarterly dividends, our board of directors has approved an additional return of capital program (the "Capital Program") for our shareholders. Under the Capital Program we plan on returning capital to our shareholders each quarter through either stock buybacks or a special dividend or a combination of stock buybacks and a special dividend. The initial aggregate payment under the Capital Program was at least $10.0 million each quarter and was increased to be at least $12.0 million each quarter. Amounts paid under our Capital Program are in addition to our regular quarterly dividend payments. A summary of our quarterly dividends paid since our initial dividend payment and amounts paid under our Capital Program is included in Note 7 to our consolidated financial statements. The payment of any future dividends and any other returns of capital will be at the discretion of our board of directors and may be reduced, eliminated or increased and will be dependent upon our financial position, results of operations, available cash, cash flow, capital requirements and other factors deemed relevant by our board of directors.

        The indentures governing our debt obligations, among other things, limits our ability and a guarantors' ability to incur indebtedness; to pay dividends or make other distributions; to make certain investments and other restricted payments; to create liens; consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; to incur restrictions on the ability of a subsidiary to pay dividends or make other payments; and to enter into certain transactions with our affiliates. See also Notes 4, 7 and 12 to our consolidated financial statements.

        We are a Delaware Corporation and under the General Corporate Law of the State of Delaware distributions may be restricted including a restriction that distributions, including stock purchases and dividends, do not result in an impairment of a corporations capital, as defined under Delaware Law.

Performance Graph

        Our common stock currently trades on the NASDAQ Global Select Market. The chart below compares the relative changes in the cumulative total return of our common stock for the period from December 31, 2009 to December 31, 2014, against the cumulative total return for the same period of the (1) The Standard & Poor's 500 (S&P 500) Index and (2) the NASDAQ Telecommunications Index. The comparison below assumes $100 was invested on December 31, 2009 in our common stock, the S&P 500 Index and the NASDAQ Telecommunications Index, with dividends, if any, reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Cogent Communications Holdings, the S&P 500 Index,
and the NASDAQ Telecommunications Index

*
$100 invested on 12/31/09 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2015 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	12/09	12/10	12/11	12/12	12/13	12/14
Cogent Communications Holdings Inc.	$100.00	$143.41	$171.30	$231.98	$424.08	$383.65
S&P 500	100.00	115.06	117.49	136.30	180.44	205.14
NASDAQ Telecommunications Index	100.00	107.95	96.16	100.40	139.11	148.69

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Issuer Purchases of Equity Securities

        Our Board of Directors had authorized a plan to permit the repurchase of up to $50.0 million of our common stock in negotiated and open market transactions. As of December 31, 2014 $37.2 million remained available for such negotiated and open market transactions concerning our common stock through February 2016. We may purchase shares from time to time depending on market, economic, and other factors.

        The following table summarizes our common stock repurchases during the fourth quarter of 2014 made pursuant to this authorization. During the quarter, we did not purchase shares outside of this program, and all purchases were made by or on behalf of the Company and not by any "affiliated purchaser" (as defined by Rule 10b-18 of the Securities Exchange Act of 1934).

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or (Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1 - 31, 2014	217,619	$31.27	217,619	$40,934,166
November 1 - 30, 2014	2,500	$31.47	2,500	$40,855,480
December 1 - 31, 2014	108,318	$33.89	108,318	$37,184,922

Equity Compensation Plan Information

        The information required by this Item 5 regarding Securities Authorized for Issuance Under Equity Compensation Plans is incorporated in this report by reference to the information set forth under the caption "Equity Plan Information" in our 2015 Proxy Statement.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

        The annual financial information set forth below has been derived from our audited consolidated financial statements. The information should be read in connection with, and is qualified in its entirety by reference to, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of

Operations", the consolidated financial statements and notes included elsewhere in this report and in our SEC filings.

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(dollars in thousands)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Service revenue	$380,003	$347,979	$316,973	$305,500	$263,416
Operating expenses:
Network operations	159,405	149,718	143,113	131,650	118,653
Equity-based compensation expense—network operations	488	507	529	510	370
Selling, general, and administrative	98,596	79,030	72,091	69,799	65,793
Equity-based compensation expense—SG&A	9,083	8,212	7,794	7,185	6,267
Gains on equipment exchanges	(10,950)	—	—	—	—
Asset impairments	—	—	—	—	594
Depreciation and amortization	69,481	64,358	62,478	59,850	56,524

Total operating expenses	326,103	301,825	286,005	268,994	248,201

Operating income	53,900	46,154	30,968	36,506	15,215
Gains—lease obligation restructurings and releases	—	—	—	2,739	—
Interest expense	(49,945)	(41,797)	(36,319)	(34,511)	(16,682)
Interest income and other, net	536	2,630	1,851	848	959

Income (loss) before income taxes	4,491	6,987	(3,500)	5,582	(508)
Income tax (expense) benefit	(3,694)	49,702	(751)	1,960	1,177

Net income (loss)	$797	$56,689	$(4,251)	$7,542	$669

Net income (loss) per common share—basic	$0.02	$1.22	$(0.09)	$0.17	$0.01

Net income (loss) income per common share—diluted	$0.02	$1.21	$(0.09)	$0.17	$0.01

Dividends declared per common share	$1.17	$0.76	$0.21	$—	$—

Weighted-average common shares—basic	45,960,720	46,286,735	45,514,844	45,180,485	44,633,878

Weighted-average common shares—diluted	46,349,670	46,996,804	45,514,844	45,704,052	44,790,753

CONSOLIDATED BALANCE SHEET DATA (AT PERIOD END):
Total assets	$761,775	$755,101	$606,531	$597,651	$376,103
Long-term debt (including capital leases and current portion) (net of unamortized discount of $0 , $3,099, $9,494, $15,366, and $20,758, respectively and including unamortized premium of $4,230 in 2014 and $5,423 in 2013)	610,768	496,081	395,432	386,308	182,925

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

        Future economic instability in the global economy, which could affect spending on Internet services; the impact of changing foreign exchange rates (in particular the Euro to US dollar and Canadian dollar to US dollar exchange rates) on the translation of our non-US dollar denominated revenues, expenses, assets and liabilities; legal and operational difficulties in new markets; the imposition of a requirement that we contribute to the United States Universal Service Fund; changes in government policy and/or regulation, including rules regarding data protection, cyber security and net neutrality; increasing competition leading to lower prices for our services; our ability to attract new customers and to increase and maintain the volume of traffic on our network; the ability to maintain our Internet peering arrangements on favorable terms; our reliance on an equipment vendor, Cisco Systems Inc., and the potential for hardware or software problems associated with such equipment; the dependence of our network on the quality and dependability of third-party fiber providers; our ability to retain certain customers that comprise a significant portion of our revenue base; the management of network failures and/or disruptions; and outcomes in litigation as well as other risks discussed from time to time in our filings with the Securities and Exchange Commission, including, without limitation, this annual report on Form 10-K.

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

        Our off-net services are sold to businesses that are connected to our network primarily by means of "last mile" access service lines obtained from other carriers, primarily in the form of metropolitan Ethernet circuits. Our non-core services, which consist primarily of legacy services of companies whose assets or businesses we have acquired, primarily include voice services (only provided in Toronto, Canada). We do not actively market these non-core services and expect the service revenue associated with them to continue to decline.

        Our network is comprised of in-building riser facilities, metropolitan optical fiber networks, metropolitan traffic aggregation points and inter-city transport facilities. Our network is physically connected entirely through our facilities to 2,125 buildings in which we provide our on-net services, including 1,466 multi-tenant office buildings. We also provide on-net services in carrier-neutral colocation facilities, Cogent controlled data centers and single-tenant office buildings. We operate 49 Cogent controlled data centers totaling 550,000 square feet. Because of our integrated network architecture, we are not dependent on local telephone companies to serve our on-net customers. We emphasize the sale of our on-net services because we believe we have a competitive advantage in providing these services and these services generate gross profit margins that are greater than the gross profit margins of our off-net services.

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

        We believe some of the most important trends in our industry are the continued long-term growth in Internet traffic and a decline in Internet access prices on a per megabit basis. The effective price per megabit for our corporate customers is declining as the bandwidth utilization and connection size of our corporate customer connections increases. As Internet traffic continues to grow and prices per unit of traffic continue to decline, we believe we can continue to load our network and gain market share from less efficient network operators. However, continued erosion in Internet access prices will likely have a negative impact on the rate at which we can increase our revenues and our profitability. Our revenue may also be negatively affected if we are unable to grow our Internet traffic or if the rate of growth of Internet traffic does not offset an expected decline in our per unit pricing. We do not know if Internet traffic will increase or decrease, or the rate at which it will increase or decrease. Changes in Internet traffic will be a function of the number of Internet users, the amount of time users spend on the Internet, the applications for which the Internet is used, the bandwidth intensity of these applications and the pricing of Internet services, and other factors.

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

        We are a facilities-based provider of Internet access and communications services. Facilities-based providers require significant physical assets, or network facilities, to provide their services. Typically when a facilities-based network services provider begins providing its services in a new jurisdiction losses are incurred for several years until economies of scale have been achieved. Our foreign operations are in Europe, Canada, Mexico and Japan. Europe accounts for roughly 80% of our foreign operations. Our European operations have incurred losses and will continue to do so until our European customer base and revenues have grown enough to achieve sufficient economies of scale.

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

Results of Operations

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

        Our management reviews and analyzes several key financial measures in order to manage our business and assess the quality of and variability of our service revenue, operating results and cash flows. The following summary tables present a comparison of our results of operations for the years ended December 31, 2014 and 2013 with respect to certain key financial measures. The comparisons illustrated in the tables are discussed in greater detail below.

	Year Ended December 31,
			Percent Change
	2014	2013
	(in thousands)
Service revenue	$380,003	$347,979	9.2%
On-net revenues	281,874	254,952	10.6%
Off-net revenues	96,832	91,119	6.3%
Non-core revenues	1,297	1,908	(32.0)%
Network operations expenses(1)	159,893	150,225	6.4%
Selling, general, and administrative expenses(2)	107,679	87,242	23.4%
Depreciation and amortization expenses	69,481	64,358	8.0%
Gains on equipment transactions	10,950	957	1,044.2%
Interest expense	49,945	41,797	19.5%
Income tax (expense) benefit	(3,694)	49,702	NM

NM—Not meaningful

(1)
Includes non-cash equity-based compensation expense of $488 and $507 for 2014 and 2013, respectively.

(2)
Includes non-cash equity-based compensation expense of $9,083 and $8,212 for 2014 and 2013, respectively.

	Year Ended December 31,
			Percent Change
	2014	2013
Other Operating Data
Average Revenue Per Unit (ARPU)
ARPU—on net	$631	$658	(4.2)%
ARPU—off-net	$1,446	$1,590	(9.0)%
Average price per megabit	$1.99	$2.61	(23.8)%
Customer Connections—end of period
On-net	39,786	34,671	14.8%
Off-net	6,074	5,088	19.4%
Non-core	362	415	(12.8)%

        Service Revenue.    Our service revenue increased 9.2% from 2013 to 2014. Exchange rates negatively impacted our increase in service revenue by approximately $1.4 million. All foreign currency comparisons herein reflect results for 2014 translated at the average foreign currency exchange rates for 2013. For 2014 and 2013, on-net, off-net and non-core revenues represented 74.2%, 25.5% and 0.3% and 73.3%, 26.2% and 0.5% of our service revenue, respectively.

        Revenue from our corporate and net-centric customers represented 53.1% and 46.9% of our service revenue, respectively, for 2014, and represented 51.6% and 48.4% of our service revenue, respectively, for 2013. Revenue from corporate customers increased 12.3% from $179.6 million for 2013 to $201.8 million for 2014. Revenue from our net-centric customers increased 5.9% from $168.4 million for 2013 to $178.2 million for 2014.

        Our on-net revenue increased 10.6% from 2013 to 2014. We increased the number of our on-net customer connections by 14.8% from December 31, 2013 to December 31, 2014. On-net customer connections increased at a greater rate than on-net revenues primarily due to the 4.2% decline in our on-net ARPU, primarily from a decline in ARPU for our net centric customers. ARPU is determined by dividing revenue for the period by the average customer connections for that period. Our average price per megabit for our installed base of customers is determined by dividing the aggregate monthly recurring fixed charges for those customers by the aggregate committed data rate for the same customers. The decline in on-net ARPU is partly attributed to volume and term based pricing discounts. Additionally, on-net customers who cancel their service from our installed base of customers, in general, have an ARPU that is greater than the ARPU for our new customers due to declining prices primarily for our on-net services sold to our net-centric customers. These trends resulted in the reduction to our on-net ARPU and a 23.8% decline in our average price per megabit for our installed base of customers.

        Our off-net revenue increased 6.3% from 2013 to 2014. Our off-net customer connections increased 19.4% from December 31, 2013 to December 31, 2014. Our off-net customer connections increased at a greater rate than our off-net revenue due to the 9.0% decrease in our off-net ARPU.

        Our non-core revenue decreased 32.0% from 2013 to 2014. The number of our non-core customer connections decreased 12.8% from December 31, 2013 to December 31, 2014. We do not actively market these acquired non-core services and expect that the service revenue associated with them will continue to decline.

        Network Operations Expenses.    Network operations expenses include the costs of personnel associated with service delivery, network management, and customer support, network facilities costs, fiber and equipment maintenance fees, leased circuit costs, and access and facilities fees paid to building owners. Non-cash equity-based compensation expense is included in network operations expenses consistent with the classification of the employee's salary and other compensation. Our network operations expenses, including non-cash equity-based compensation expense, increased 6.4% from 2013 to 2014. The increase is primarily attributable to an increase in costs related to our network and facilities expansion activities and the increase in our off-net revenue. When we provide our off-net services we also assume the cost of the associated tail-circuits. The impact of exchange rates resulted in a decrease of network operations expenses for 2014 of approximately $0.4 million.

        Selling, General, and Administrative Expenses ("SG&A").    Our SG&A expenses, including non-cash equity-based compensation expense, increased 23.4% from 2013 to 2014. Non cash equity-based compensation expense is included in SG&A expenses consistent with the classification of the employee's salary and other compensation and was $8.2 million for 2013 and $9.1 million for 2014. SG&A expenses increased primarily from an increase in salaries and related costs required to support our expansion and increases in our sales efforts and our headcount and a $5.0 million increase in our legal fees primarily associated with U.S. net neutrality and interconnection regulatory matters. The impact of exchange rates resulted in a decrease of approximately $0.3 million in SG&A expenses. Our sales force headcount increased by 12.3% from 407 at December 31, 2013 to 457 at December 31, 2014 and our total headcount increased by 9.9% from 706 at December 31, 2013 to 776 at December 31, 2014.

        Depreciation and Amortization Expenses.    Our depreciation and amortization expenses increased 8.0% from 2013 to 2014. The increase is primarily due to the depreciation expense associated with the increase related to newly deployed fixed assets more than offsetting the decline in depreciation expense from fully depreciated fixed assets.

        Gains on Equipment Transactions.    We exchanged certain used network equipment for new network equipment and cash consideration resulting in gains of $0.9 million for 2013 and $11.0 million for 2014, respectively. The gains are based upon the excess of the estimated fair value of the new network equipment over the carrying amount of the returned used network equipment and the cash paid.

        Interest Expense.    Our interest expense increased 19.5% from 2013 to 2014. Interest expense results from interest incurred on our $200.0 million of 5.625% senior unsecured notes that we issued on April 9, 2014, our $65.0 million of 8.375% senior secured notes that we issued on August 19, 2013, our $175.0 million of 8.375% senior secured notes that we issued on January 26, 2011, our $92.0 million of 1.00% convertible senior notes that we issued in June 2007, and interest on our capital lease obligations. Our increase in interest expense is attributed to interest expense related to the issuance of our $200.0 million of senior unsecured notes outstanding since April 9, 2014 and interest expense related to the issuance of our $65.0 million of Senior Secured Notes outstanding since August 19, 2013, partly offset by the decline of interest expense from our convertible notes that we repaid in June 2014.

        Income Tax (Expense) Benefit.    Our income tax benefit was $49.7 million for 2013 and our income tax expense was $3.7 million for 2014. The net income tax expense for 2014 includes United States federal income taxes of $2.5 million and state income taxes of $1.1 million.

        The net income tax benefit for 2013 includes income tax benefits of approximately $50.2 million resulting primarily from the reduction of the valuation allowance on net deferred tax assets related to our operations in the United States, and $0.5 million of income tax expense related to our European and Canadian operations. At each balance sheet date, we assess the likelihood that we will be able to realize our deferred tax assets. We consider all available positive and negative evidence in assessing the need for a valuation allowance. As of December 31, 2013, we recorded an income tax benefit of $50.2 million (including $49.3 million related to our US federal deferred tax assets) since we determined that we no longer required a valuation allowance against our US deferred tax assets. We continue to maintain a valuation allowance against our European and other foreign deferred tax assets and our deferred tax assets limited under Section 382 of the Internal Revenue Code in the United States. Section 382 limits the utilization of net operating losses when ownership changes, as defined by that section, occur. We have performed an analysis of our Section 382 ownership changes and we have determined that the utilization of certain of our net operating loss carryforwards in the United States is limited. Our net operating losses related to our foreign operations are generally not subject to similar limitations. Of the $390.6 million of net operating losses available at December 31, 2014 in the United States approximately $286 million are unavailable for use and approximately $81 million are limited for use under Section 382. Our net operating loss carryforwards outside of the United States totaling approximately $789 million are not subject to limitations similar to Section 382.

        Buildings On-net.    As of December 31, 2014 and 2013 we had a total of 2,125 and 1,990 on-net buildings connected to our network, respectively.

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

NM—Not meaningful

(1)
Includes non-cash equity-based compensation expense of $507 and $529 for 2013 and 2012, respectively.

(2)
Includes non-cash equity-based compensation expense of $8,212 and $7,794 for 2013 and 2012, respectively.

	Year Ended December 31,
			Percent Change
	2013	2012
Other Operating Data
Average Revenue Per Unit (ARPU)
ARPU—on net	$658	$700	(5.9)%
ARPU—off-net	$1,590	$1,629	(2.4)%
Average price per megabit	$2.61	$3.39	(22.9)%
Customer Connections—end of period
On-net	34,671	29,875	16.1%
Off-net	5,088	4,465	14.0%
Non-core	415	471	(11.9)%

        Service Revenue.    Our service revenue increased 9.8% from 2012 to 2013. Exchange rates positively impacted our increase in service revenue by approximately $1.8 million. All foreign currency comparisons herein reflect results for 2013 translated at the average foreign currency exchange rates for 2012. For 2013 and 2012, on-net, off-net and non-core revenues represented 73.3%, 26.2% and 0.5% and 73.4%, 25.8% and 0.8% of our service revenue, respectively.

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

        Our on-net revenue increased 9.6% from 2012 to 2013. We increased the number of our on-net customer connections by 16.1% from December 31, 2012 to December 31, 2013. On-net customer connections increased at a greater rate than on-net revenues primarily due to the 5.9% decline in our on-net ARPU, primarily from a decline in ARPU for our net centric customers. ARPU is determined by dividing revenue for the period by the average customer connections for that period. Our average price per megabit for our installed base of customers is determined by dividing the aggregate monthly recurring fixed charges for those customers by the aggregate committed data rate for the same customers. The decline in on-net ARPU is partly attributed to volume and term based pricing discounts. Additionally, on-net customers who cancel their service from our installed base of customers, in general, have an ARPU that is greater than the ARPU for our new customers due to declining prices primarily for our on-net services sold to our net-centric customers. These trends resulted in the reduction to our on-net ARPU and a 22.9% decline in our average price per megabit for our installed base of customers.

        Our off-net revenue increased 11.2% from 2012 to 2013. Our off-net customer connections increased 14.0% from December 31, 2012 to December 31, 2013. Our off-net customer connections increased at a greater rate than our off-net revenue due to the 2.4% decrease in our off-net ARPU.

        Our non-core revenue decreased 22.4% from 2012 to 2013. The number of our non-core customer connections decreased 11.9% from December 31, 2012 to December 31, 2013. We do not actively market these acquired non-core services and expect that the service revenue associated with them will continue to decline.

        Network Operations Expenses.    Network operations expenses include the costs of personnel associated with service delivery, network management, and customer support, network facilities costs, fiber and equipment maintenance fees, leased circuit costs, and access and facilities fees paid to building owners. Non-cash equity-based compensation expense is included in network operations expenses consistent with the classification of the employee's salary and other compensation. Our network operations expenses, including non-cash equity-based compensation expense, increased 4.6% from 2012 to 2013. The increase is primarily attributable to an increase in costs related to our network and facilities expansion activities and the increase in our off-net revenue. When we provide our off-net services we also assume the cost of the associated tail-circuits. The impact of exchange rates resulted in an increase of network operations expenses for 2013 of approximately $0.8 million.

        Selling, General, and Administrative Expenses ("SG&A").    Our SG&A expenses, including non-cash equity-based compensation expense, increased 9.2% from 2012 to 2013. Non cash equity-based compensation expense is included in SG&A expenses consistent with the classification of the employee's salary and other compensation and was $7.8 million for 2012 and $8.2 million for 2013. SG&A expenses increased primarily from an increase in salaries and related costs required to support our expansion and increases in our sales efforts and our headcount. The impact of exchange rates resulted in an increase of approximately $0.5 million in SG&A expenses. Our sales force headcount increased by 24.1% from 328 at December 31, 2012 to 407 at December 31, 2013.

        Depreciation and Amortization Expenses.    Our depreciation and amortization expenses increased 3.0% from 2012 to 2013. The increase is primarily due to the depreciation expense associated with the increase related to newly deployed fixed assets more than offsetting the decline in depreciation expense from fully depreciated fixed assets. The impact of exchange rates resulted in an increase of approximately $0.3 million in depreciation and amortization expenses.

        Interest Expense.    Interest expense results from interest incurred on our $65.0 million of senior secured notes issued on August 19, 2013, our $175.0 million of senior secured notes issued on January 26, 2011, our $92.0 million of 1.00% convertible senior notes issued in June 2007, and interest on our capital lease obligations. Our interest expense increased 15.1% from 2012 to 2013. The increase is attributed to approximately $1.6 million of interest expense related to the issuance of our $65.0 million of Senior Secured Notes since they were outstanding for only a portion of 2013 and to an increase in our capital lease obligations. The impact of exchange rates resulted in an increase in our interest expense for 2013 of approximately $0.2 million.

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

        The following table sets forth our consolidated cash flows for the years ended December 31, 2014, 2013, and 2012.

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Net cash provided by operating activities	$73,046	$81,851	$79,943
Net cash used in investing activities	(59,942)	(48,981)	(44,196)
Net cash (used in) provided by financing activities	(26,627)	24,584	(27,204)
Effect of exchange rates on cash	(3,553)	127	535

Net (decrease) increase in cash and cash equivalents during the year	$(17,076)	$57,581	$9,078

        Net Cash Provided By Operating Activities.    Our primary source of operating cash is receipts from our customers who are billed on a monthly basis for our services. Our primary uses of operating cash are payments made to our vendors, employees and interest payments made to our capital lease vendors and our note holders. Our changes in cash provided by operating activities are primarily due to changes in our operating profit and changes in our interest payments. Cash provided by operating activities for 2014, 2013 and 2012 includes interest payments of $26.3 million, $15.6 million and $15.6 million, respectively, under our note obligations, further described below. Our initial $2.7 million semi-annual interest payment on our $65.0 million of senior secured notes was paid in February 2014 and our initial $5.8 million semi-annual interest payment on our $200.0 million of senior unsecured notes was paid in October 2014.

        Net Cash Used In Investing Activities.    Our primary use of investing cash is for purchases of property and equipment. These amounts were $60.0 million, $49.0 million and $44.3 million for 2014, 2013 and 2012, respectively. The annual changes in purchases of property and equipment are primarily due to the timing and scope of our network expansion activities including geographic expansion and adding buildings to our network.

        Net Cash (Used In) Provided By Financing Activities.    Our primary uses of cash for financing activities are for dividend payments, stock purchases, principal payments under our capital lease obligations, and in 2014 the repayment of our senior convertible notes. Amounts paid under our stock buyback program were $58.6 million for 2014 and $1.3 million for 2012. There were no stock purchases in 2013. We began paying a quarterly dividend on our common stock in the third quarter of 2012. During 2012 we paid $9.5 million for our third and fourth quarter dividend payments. During 2014 and 2013 we paid $54.2 million and $35.4 million for our quarterly dividend payments, respectively and our dividend payments have primarily increased from increases in our regular quarterly dividend per share amount. Principal payments under our capital lease obligations were $18.2 million, $11.2 million and $16.8 million for 2014, 2013 and 2012, respectively, and are impacting by the timing and extent of our network expansion activities. Our financing activities also include proceeds from and repayments of our debt offerings. In 2014 we repaid our $92.0 million of senior convertible notes at par and we received net proceeds of $195.8 million from the issuance of our senior unsecured notes. In August 2013, we received $69.9 million of net proceeds from the issuance of $65.0 million of senior secured notes that were issued at a premium of $5.9 million.

Indebtedness

        Our total indebtedness, including premium, at December 31, 2014 was $610.8 million. Our total indebtedness at December 31, 2014 includes $166.5 million of capital lease obligations for dark fiber primarily under 15-20 year IRUs. Our total cash and cash equivalents were $287.8 million at December 31, 2014.

Senior unsecured notes

        On April 9, 2014, Cogent Communications Finance, Inc. ("Cogent Finance"), a newly formed financing subsidiary of Cogent Communications Group, Inc. ("Group"), completed an offering at par of $200.0 million in aggregate principal amount of 5.625% Senior Notes due 2021 (the "2021 Notes"). The 2021 Notes were sold in private offerings for resale to qualified institutional buyers pursuant to SEC Rule 144A. The offering closed into escrow pursuant to an escrow agreement, dated as of April 9, 2014 (the "Escrow Agreement"). The term "Issuer" refers to Cogent Finance prior to the release of the funds from the escrow account (such date of release, the "Escrow Release Date") and to Group after the Escrow Release Date. As a condition to releasing the funds from escrow we redeemed our remaining outstanding Convertible Notes on June 20, 2014 (the "Redemption Transaction"). After consummation of the Redemption Transaction, Cogent Finance merged with Group, with Group continuing as the surviving corporation (the "Finance Merger"). At the time of consummation of the Finance Merger, Group assumed the obligations of Cogent Finance under the 2021 Notes and the indenture governing the 2021 Notes (the "Indenture") and Group and each of Group's domestic subsidiaries became party to the Indenture pursuant to a supplemental indenture to the Indenture and the obligations under the Indenture became obligations solely of Group and each of Group's domestic subsidiaries. Cogent Communications Holdings, Inc. ("Holdings") also provided a guarantee of the 2021 Notes but Holdings is not subject to any of the covenants under the Indenture. After the conditions to the release of the escrow proceeds were satisfied, on June 25, 2014 (the "Escrow Release

Date") the proceeds from the 2021 Notes were released. The net proceeds from the offering were $195.8 million after deducting discounts and commissions and offering expenses. The net proceeds from the offering are intended to be used for general corporate purposes.

        The 2021 Notes were issued pursuant to, and are governed by the Indenture between Cogent Finance and the trustee. The 2021 Notes bear interest at a rate of 5.625% per year and will mature on April 15, 2021. Interest began to accrue on the 2021 Notes on April 9, 2014 and will be paid semi-annually on April 15 and October 15, commencing on October 15, 2014. Following the Escrow Release Date, the 2021 Notes became Group's senior unsecured obligations and are guaranteed on a senior unsecured basis by the Company. The 2021 Notes are effectively subordinated in right of payment to all of Group's and each guarantor's secured indebtedness, including the Group's existing $240.0 million of senior secured notes and future secured indebtedness, if any, to the extent of the value of the assets securing such indebtedness. The 2021 Notes are equal in right of payment with Group's and each guarantor's unsecured indebtedness that is not subordinated in right of payment to the 2021 Notes. The 2021 Notes will rank senior in right of payment to Group's and each guarantor's future subordinated debt, if any; and will be structurally subordinated in right of payment to all indebtedness and other liabilities of any of the Group's subsidiaries that are not guarantors, which will only consist of immaterial subsidiaries and foreign subsidiaries that do not guarantee other indebtedness of Group.

        We may redeem the 2021 Notes, in whole or in part, at any time prior to April 15, 2017 at a price equal to 100% of the principal amount plus an "applicable" premium, plus accrued and unpaid interest, if any, to the date of redemption. The "applicable" premium means, with respect to a note at any date of redemption, the greater of (i) 1.0% of the then-outstanding principal amount of such note and (ii) the excess of (A) the present value at such date of redemption of (1) the redemption price of 104.219% plus (2) all remaining required interest payments due on such note through April 15, 2017 (excluding accrued but unpaid interest to the date of redemption), computed using a discount rate equal to the Treasury Rate as of such date of redemption plus 50 basis points, over (B) the then-outstanding principal amount of such note. We may also redeem the 2021 Notes, in whole or in part, at any time on or after April 15, 2017 at the applicable redemption prices specified under the indenture governing the 2021 Notes plus accrued and unpaid interest, if any, to the date of redemption. The redemption prices (expressed as a percentage of the principal amount) are 104.219% during the 12-month period beginning on April 15, 2017, 102.813% during the 12-month period beginning on April 15, 2018, 101.406% during the 12-month period beginning on April 15, 2019 and 100.0% during the 12-month period beginning on April 15, 2020 and thereafter. In addition, we may redeem up to 35% of the 2021 Notes before April 15, 2017 with the net cash proceeds from certain equity offerings at a redemption price of 105.625% of the principal amount plus accrued and unpaid interest. If we experience specific kinds of changes of control, we must offer to repurchase all of the 2021 Notes at a purchase price of 101.0% of their principal amount, plus accrued and unpaid interest, if any, to the repurchase date.

        The indenture governing the 2021 Notes, among other things, limits our ability to incur indebtedness; to pay dividends or make other distributions; to make certain investments and other restricted payments; to create liens; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; to incur restrictions on the ability of a subsidiary to pay dividends or make other payments; and to enter into certain transactions with our affiliates. Limitations on the ability to incur additional indebtedness (excluding IRU agreements incurred in the normal course of business and certain refinancing of existing debt) include a restriction on incurring additional indebtedness if our consolidated leverage ratio, as defined in the Indenture is greater than 5.0. Permitted investments and payments that are not restricted include an amount of up to $150.0 million. This amount may be increased by our consolidated cash flow, as defined in the Indenture as long as our consolidated leverage ratio is less than 4.25. Holdings had cash and cash equivalents totaling $66.0 million as of

December 31, 2014 which are not subject to these limitations. As of December 31, 2014 permitted investments and payments that are not restricted totaled $149.8 million (including $65.8 million at Holdings). An additional $48.6 million is available for permitted investments and payments if our consolidated leverage ratio becomes less than 4.25.

Summarized Financial Information of Holdings

        Holdings is a guarantor under the 2021 Notes. Under the indenture we are required to disclose financial information of Holdings including its assets, liabilities and its operating results ("Holdings Financial Information"). The Holdings Financial Information as of and for the year ended December 31, 2014 is detailed below (in thousands).

December 31, 2014
(Unaudited)
Cash and cash equivalents	$65,993
Prepaid expenses	595

Total assets	$66,588

Investment from subsidiaries	$111,270
Common stock	46
Retained deficit	(44,728)

Total equity	$66,588

Year Ended December 31, 2014
(Unaudited)
Equity-based compensation expense	7,039
Interest income	17

Net loss	$(7,022)

Senior Secured Notes

        In March 2015, our 8.375% Senior Secured Notes (the "Senior Notes") are expected to be redeemed with the proceeds of the February 2015 issuance of $250.0 million of 5.375% senior secured notes as described in Note 12 to our consolidated financial statements.

        On January 26, 2011 and on August 19, 2013, we issued our Senior Notes due February 15, 2018, for aggregate principal amounts of $175.0 million and $65.0 million, respectively, in private offerings for resale to qualified institutional buyers pursuant to SEC Rule 144A. The Senior Notes were secured and bore interest at 8.375% per annum. Interest was payable in cash semiannually in arrears on February 15 and August 15, of each year. On January 26, 2011, we received net proceeds of $170.5 million after deducting $4.5 million of issuance costs from issuing $175.0 million of Senior Notes. On August 19, 2013, we received net proceeds of approximately $69.9 million after deducting $1.0 million of issuance costs from issuing $65.0 million of Senior Notes. The Senior Notes sold in August 2013 were sold at 109.00% of par value. The $5.9 million premium was being amortized as a reduction to interest expense to the maturity date using the effective interest rate method. The net proceeds from the Senior Notes were intended to be used for general corporate purposes, the buyback of our Convertible Notes and/or repurchases of our common stock or special or recurring dividends to our stockholders.

Convertible Senior Notes

        In June 2007, we issued our Convertible Notes for an aggregate principal amount of $200.0 million in a private offering for resale to qualified institutional buyers pursuant to SEC Rule 144A. The Convertible Notes were scheduled to mature on June 15, 2027, were unsecured, and bore interest at 1.00% per annum. Interest was payable in cash semiannually in arrears on June 15 and December 15, of each year, beginning on December 15, 2007. We received net proceeds from the issuance of the Convertible Notes of approximately $195.1 million, after deducting the original issue discount of 2.25% and issuance costs. The discount and other issuance costs were being amortized to interest expense using the effective interest method through June 15, 2014, which was the earliest put date. In 2008, we purchased an aggregate of $108.0 million of face value of the Convertible Notes for $48.6 million in cash in a series of transactions resulting in $92.0 million of principal amount of the Convertible Notes remaining after these purchase transactions.

        Holders of the Convertible Notes had the right to require us to repurchase for cash all or some of their notes on June 15, 2014, 2017 and 2022 at a redemption price of 100% of the principal amount plus accrued interest. Holders of $58.5 million of principal amount of the Convertible Notes issued a repurchase notice to us and on June 16, 2014 we repaid $58.5 million of Convertible Notes principal amount plus accrued interest. The Convertible Notes may have been redeemed by us at any time on and after June 20, 2014 at a redemption price of 100% of the principal amount plus accrued interest. On June 20, 2014 we redeemed the remaining $33.5 million principal amount of our Convertible Notes.

Common Stock Buyback Program

        Our board of directors has approved through February 29, 2016, purchases of our common stock under a buyback program (the "Buyback Program"). We purchased 1.7 million shares of our common stock for $58.6 million during the year ended December 31, 2014. There were no purchases of common stock during 2013. As of December 31, 2014 there was a total of $37.2 million available under the Buyback Program.

Dividends on Common Stock and Return of Capital Program

        Our initial quarterly dividend payment was made in the third quarter of 2012. In addition to our regular quarterly dividends, our board of directors has approved an additional return of capital program (the "Capital Program") for our shareholders. Under the Capital Program we plan on returning additional capital to our shareholders each quarter through either stock buybacks or a special dividend or a combination of stock buybacks and a special dividend. The aggregate payment under the Capital Program was initially at least $10.0 million each quarter and was increased to be at least $12.0 million each quarter. Amounts paid under our Capital Program are in addition to our regular quarterly dividend payments. A summary of our quarterly dividends paid since our initial dividend payment and amounts paid under the Capital Program are included in Note 7 to our consolidated financial statements.

        The payment of any future dividends and any other returns of capital will be at the discretion of our board of directors and may be reduced, eliminated or increased and will be dependent upon our financial position, results of operations, available cash, cash flow, capital requirements and other factors deemed relevant by our board of directors.

Contractual Obligations and Commitments

        The following table summarizes our contractual cash obligations and other commercial commitments as of December 31, 2014.

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
	(in thousands)
Debt(1)	583,475	31,350	62,700	272,550	216,875
Capital lease obligations(2)	355,775	33,848	44,147	43,964	233,816
Operating leases(3)	158,000	31,938	42,875	29,015	54,172
Unconditional purchase obligations(4)	35,819	16,242	1,914	1,887	15,776

Total contractual cash obligations	$1,133,069	$113,378	$151,636	$347,416	$520,639

(1)
These amounts include interest and principal payment obligations on our $240.0 million of Senior Notes through the maturity date of February 15, 2018 and interest and principal payments on our $200.0 million of 2021 Notes through the maturity date of April 15, 2021. In March 2015, our Senior Notes are expected to be redeemed with the proceeds of the February 2015 issuance of $250.0 million of 5.375% senior secured notes. See Note 12 to our consolidated financial statements.

(2)
The capital lease obligations above were incurred in connection with IRUs for inter-city and intra-city dark fiber underlying substantial portions of our network. These capital leases are presented on our balance sheet at the net present value of the future minimum lease payments, or $166.5 million at December 31, 2014. These leases generally have initial terms of 15 to 20 years

(3)
These amounts include amounts due under our operating leases.

(4)
These amounts include amounts due under unconditional purchase obligations including dark fiber IRU operating and capital lease agreements entered into prior to December 31, 2014. In January 2015, we entered into an equipment purchase agreement with a vendor. Under the purchase agreement we are required to purchase a total of $28.9 million of equipment during the eighteen month term.

Due to uncertainty regarding the completion of tax audits and possible outcomes, an estimate of the timing of payments related to uncertain tax positions and interest cannot be made and these amounts are excluded from the contractual cash obligations above. See Note 5—Income Taxes.

Future Capital Requirements

        We believe that our cash on hand and cash generated from our operating activities will be adequate to meet our working capital, capital expenditure, debt service, dividend payments and other cash requirements for the next twelve months if we execute our business plan.

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

        We may need to or elect to refinance all or a portion of our indebtedness at or before maturity and we cannot provide assurances that we will be able to refinance any such indebtedness on commercially reasonable terms or at all. In addition, we may elect to secure additional capital in the future, at acceptable terms, to improve our liquidity or fund acquisitions or for general corporate purposes. In addition, in an effort to reduce future cash interest payments as well as future amounts due at maturity or to extend debt maturities, we may, from time to time, issue new debt, enter into debt for debt, or cash transactions to purchase our outstanding debt securities in the open market or through privately negotiated transactions. We will evaluate any such transactions in light of the existing market conditions. The amounts involved in any such transaction, individually or in the aggregate, may be material.

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

Income Taxes

        Section 382 of the Internal Revenue Code in the United States limits the utilization of net operating losses when ownership changes, as defined by that section, occur. We have performed an analysis of our Section 382 ownership changes and have determined that the utilization of certain of our net operating loss carryforwards in the United States is limited. Of the $390.6 million of net operating losses available at December 31, 2014 in the United States approximately $286 million are unavailable for use under Section 382 and approximately $81 million are limited for use under Section 382. Our net operating loss carryforwards outside of the United States totaling approximately $789 million are not subject to limitations similar to Section 382.

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

  •
  Our allowance for sales credits is recorded as a reduction to our service revenue to provide for situations when customers are granted a service termination adjustment or a service level agreement credit or discount. This allowance is determined by an estimate of unprocessed credits.

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

  •
  Our valuation allowance for our net deferred tax asset reflects the uncertainty surrounding the realization of our net operating loss carry-forwards and our other deferred tax assets. Valuation allowances are established when management determines it is "more likely than not" that some portion or the entire deferred tax asset will not be realized. At each balance sheet date, we assess the likelihood that we will be able to realize our deferred tax assets. We consider all available positive and negative evidence, on a jurisdictional basis, in assessing the need for a valuation allowance including our operating results, ongoing tax planning, and our forecast of future taxable income. We base our estimates of deferred tax assets and liabilities on current tax laws, rates and interpretations, and, in certain cases, business plans and other expectations about future outcomes. We develop our estimates of future profitability based on our historical data and experience and our judgment and expectations. Changes in existing tax laws and rates, their related interpretations, and the uncertainty generated by the current economic environment may affect the amounts of our deferred tax liabilities or the valuations of our deferred tax assets over time. Significant judgment is required with respect to the determination of whether a valuation allowance is required for certain of our deferred tax assets. Our accounting for deferred tax consequences represents management's best estimate of future events that can be appropriately reflected in accounting estimates..

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

Recent Accounting Pronouncements

Recent Accounting Pronouncements—to be Adopted

        On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for us on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to certain market risks. These risks, which include interest rate risk and foreign currency exchange risk, arise in the normal course of business rather than from trading activities.

Interest Rate Risk

        Our cash flow exposure due to changes in interest rates related to our debt is limited as our note obligations have fixed interest rates. The fair value of our note obligations may increase or decrease for various reasons, including fluctuations in the market price of our common stock, fluctuations in market interest rates and fluctuations in general economic conditions.

        Our interest income is sensitive to changes in the general level of interest rates. However, based upon the nature and current level of our investments, which consist of cash and cash equivalents, we believe that there is no material interest rate exposure related to our investments.

Foreign Currency Exchange Risk

        Our operations outside of the United States expose us to potentially unfavorable adverse movements in foreign currency rate changes. We have not entered into forward exchange contracts related to our foreign currency exposure. While we record financial results and assets and liabilities from our international operations in the functional currency, which is generally the local currency, these results are reflected in our consolidated financial statements in US dollars. Therefore, our reported results are exposed to fluctuations in the exchange rates between the US dollar and the local currencies, in particular the Euro, the Canadian dollar and Mexican Peso. In addition, we may fund certain cash flow requirements of our international operations in US dollars. Accordingly, in the event that the local currencies strengthen versus the US dollar to a greater extent than planned, the revenues, expenses and cash flow requirements associated with our international operations may be significantly higher in US-dollar terms than planned. Changes in foreign currency rates could adversely affect our operating results.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Cogent Communications Holdings, Inc.

        We have audited the accompanying consolidated balance sheets of Cogent Communications Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income (loss), changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the index at 15(a) 2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cogent Communications Holdings, Inc. and subsidiaries at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cogent Communications Holdings, Inc.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, VA
February 27, 2015

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2014 AND 2013

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	2014	2013
Assets
Current assets:
Cash and cash equivalents	$287,790	$304,866
Accounts receivable, net of allowance for doubtful accounts of $1,707 and $1,871, respectively	33,089	30,628
Prepaid expenses and other current assets	18,762	18,777

Total current assets	339,641	354,271
Property and equipment:
Property and equipment	1,047,590	985,084
Accumulated depreciation and amortization	(686,829)	(643,891)

Total property and equipment, net	360,761	341,193
Deferred tax assets—noncurrent	48,963	50,861
Deposits and other assets ($389 and $448 restricted, respectively)	12,410	8,776

Total assets	$761,775	$755,101

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$13,287	$14,098
Accrued and other current liabilities	32,151	31,465
Convertible senior notes—current portion, net of discount of $3,099	—	88,879
Current maturities, capital lease obligations	14,594	9,252

Total current liabilities	60,032	143,694
Senior secured notes including premium of $4,230 and $5,423, respectively	244,230	245,423
Senior unsecured notes	200,000	—
Capital lease obligations, net of current maturities	151,944	152,527
Other long term liabilities	21,775	19,965

Total liabilities	677,981	561,609

Commitments and contingencies
Stockholders' equity:
Common stock, $0.001 par value; 75,000,000 shares authorized; 46,398,729 and 47,334,218 shares issued and outstanding, respectively	46	47
Additional paid-in capital	460,576	508,256
Accumulated other comprehensive income	(6,462)	2,136
Accumulated deficit	(370,366)	(316,947)

Total stockholders' equity	83,794	193,492

Total liabilities and stockholders' equity	$761,775	$755,101

The accompanying notes are an integral part of these consolidated balance sheets.

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR EACH OF THE THREE YEARS ENDED DECEMBER 31, 2014

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	2014	2013	2012
Service revenue	$380,003	$347,979	$316,973
Operating expenses:
Network operations (including $488, $507 and $529 of equity-based compensation expense, respectively), exclusive of amounts shown separately	159,893	150,225	143,642
Selling, general, and administrative (including $9,083, $8,212 and $7,794 of equity-based compensation expense, respectively)	107,679	87,242	79,885
Gains on equipment transactions	(10,950)	—	—
Depreciation and amortization	69,481	64,358	62,478

Total operating expenses	326,103	301,825	286,005

Operating income	53,900	46,154	30,968
Interest income and other	536	2,630	1,851
Interest expense	(49,945)	(41,797)	(36,319)

Income (loss) before income taxes	4,491	6,987	(3,500)
Income tax (expense) benefit	(3,694)	49,702	(751)

Net income (loss)	$797	$56,689	$(4,251)

Comprehensive (loss) income:
Net income (loss)	$797	$56,689	$(4,251)
Foreign currency translation adjustment	(8,598)	1,469	1,249

Comprehensive (loss) income	$(7,801)	$58,158	$(3,002)

Basic net income (loss) per common share	$0.02	$1.22	$(0.09)

Diluted net income (loss) per common share	$0.02	$1.21	$(0.09)

Dividends declared per common share	$1.17	$0.76	$0.21

Weighted-average common shares—basic	45,960,720	46,286,735	45,514,844

Weighted-average common shares—diluted	46,349,670	46,996,904	45,514,844

The accompanying notes are an integral part of these consolidated statements.

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR EACH OF THE THREE YEARS ENDED DECEMBER 31, 2014

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	Common Stock			Accumulated Other Comprehensive Income
			Additional Paid-in Capital		Accumulated Deficit	Total Stockholder's Equity
	Shares	Amount
Balance at December 31, 2011	45,893,347	$46	$489,021	$(582)	$(324,484)	$164,001

Forfeitures of shares granted to employees	(82,580)	—	—	—	—	—
Equity-based compensation	—	—	9,164	—	—	9,164
Foreign currency translation	—	—	—	1,249	—	1,249
Issuances of common stock	1,338,120	1	—	—	—	1
Exercises of options	42,341	—	404	—	—	404
Common stock purchases and retirement	(74,584)	—	(1,265)	—	—	(1,265)
Excess income tax benefit	—	—	25	—	—	25
Dividends paid	—	—	—	—	(9,549)	(9,549)
Net (loss)	—	—	—	—	(4,251)	(4,251)

Balance at December 31, 2012	47,116,644	$47	$497,349	$667	$(338,284)	$159,779

Forfeitures of shares granted to employees	(46,335)	—	—	—	—	—
Equity-based compensation	—	—	9,557	—	—	9,557
Foreign currency translation	—	—	—	1,469	—	1,469
Issuances of common stock	175,500	—	—	—	—	—
Exercises of options	88,409	—	1,218	—	—	1,218
Excess income tax benefit	—	—	132	—	—	132
Dividends paid	—	—	—	—	(35,352)	(35,352)
Net income	—	—	—	—	56,689	56,689

Balance at December 31, 2013	47,334,218	$47	$508,256	$2,136	$(316,947)	$193,492

Forfeitures of shares granted to employees	(35,290)	—	—	—	—	—
Equity-based compensation	—	—	10,385	—	—	10,385
Foreign currency translation	—	—	—	(8,598)	—	(8,598)
Issuances of common stock	792,550	—	1	—	—	1
Exercises of options	38,379	—	533	—	—	533
Common stock purchases and retirement	(1,731,128)	(1)	(58,582)	—	—	(58,583)
Excess income tax benefit	—	—	(17)	—	—	(17)
Dividends paid	—	—	—	—	(54,216)	(54,216)
Net income	—	—	—	—	797	797

Balance at December 31, 2014	46,398,729	$46	$460,576	$(6,462)	$(370,366)	$83,794

The accompanying notes are an integral part of these consolidated statements.

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR EACH OF THE THREE YEARS ENDED DECEMBER 31, 2014

(IN THOUSANDS)

	2014	2013	2012
Cash flows from operating activities:
Net income (loss)	$797	$56,689	$(4,251)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	69,481	64,358	62,478
Amortization of debt discount and premium	1,976	6,086	6,031
Equity-based compensation expense (net of amounts capitalized)	9,571	8,719	8,323
Gains—equipment transactions and other, net	(10,382)	(1,001)	(971)
Deferred income taxes	3,163	(50,069)	2,692
Changes in operating assets and liabilities:
Accounts receivable	(3,938)	(6,293)	1,247
Prepaid expenses and other current assets	(2,338)	(3,642)	459
Deposits and other assets	219	770	(436)
Accounts payable, accrued liabilities and other long-term liabilities	4,497	6,234	4,371

Net cash provided by operating activities	73,046	81,851	79,943

Cash flows from investing activities:
Purchases of property and equipment	(60,032)	(49,031)	(44,337)
Proceeds from asset sales	90	50	141

Net cash used in investing activities	(59,942)	(48,981)	(44,196)

Cash flows from financing activities:
Net proceeds from issuance of senior unsecured notes	195,824	—	—
Net proceeds from issuance of senior secured notes	—	69,882	—
Repayment of convertible notes	(91,978)	—	—
Dividends paid	(54,216)	(35,352)	(9,549)
Principal payments of capital lease obligations	(18,208)	(11,164)	(16,794)
Purchases of common stock	(58,582)	—	(1,265)
Proceeds from exercises of common stock options	533	1,218	404

Net cash (used in) provided by financing activities	(26,627)	24,584	(27,204)

Effect of exchange rate changes on cash	(3,553)	127	535

Net (decrease) increase in cash and cash equivalents	(17,076)	57,581	9,078
Cash and cash equivalents, beginning of year	304,866	247,285	238,207
Cash and cash equivalents, end of year	$287,790	$304,866	$247,285

Supplemental disclosures of cash flow information:
Cash paid for interest	$46,531	$34,511	$26,107
Cash paid for income taxes	1,896	822	428
Non-cash investing and financing activities:
Capital lease obligations incurred	28,707	33,428	17,805
Fair value of equipment acquired in leases	174	8,029	273
Non-cash component of network equipment obtained in exchange transactions	11,031	934	1,127

The accompanying notes are an integral part of these consolidated statements.

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of the business and summary of significant accounting policies:

Reorganization and merger

        On May 15, 2014, pursuant to the Agreement and Plan of Reorganization (the "Merger Agreement") by and among Cogent Communications Group, Inc. ("Group"), a Delaware corporation, Cogent Communications Holdings, Inc., a Delaware corporation ("Holdings") and Cogent Communications Merger Sub, Inc., a Delaware corporation ("Merger Sub"), Group adopted a new holding company organizational structure whereby Group is now a wholly owned subsidiary of Holdings. Holdings is a "successor issuer" to Group pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In connection with the succession, the common stock of Holdings is deemed to be registered under Section 12(b) of the Exchange Act by operation of law.

        The holding company organizational structure was effected by a merger (the "Merger") structured as a tax-free transaction and conducted pursuant to Section 251(g) of Delaware General Corporation Law which provides for the formation of a holding company structure without a vote of the stockholders of the constituent corporations. Because the holding company organizational structure has occurred at the parent company level, the remainder of the Company's subsidiaries, operations and customers were not affected by the Merger. Accordingly, the historical financial statements reflect the effect of the reorganization for all periods presented. Under the terms of the Merger Agreement, Merger Sub merged with and into Group, with Group surviving the Merger and becoming a direct, wholly owned subsidiary of Holdings.

        Pursuant to the Merger Agreement, all of the outstanding capital stock of Group was converted, on a share for share basis, into the common stock of Holdings. As a result, each former stockholder of Group became the owner of an identical number of shares of common stock of Holdings, evidencing the same proportional interests in the Company (as defined below) and having the same designations, rights, powers and preferences, qualifications, limitations and restrictions, as those that the stockholder held in Group. Additionally, each outstanding option to purchase shares of common stock of Group was automatically converted into an option to purchase, upon the same terms and conditions, an identical number of shares of Holding's common stock. Each outstanding restricted share of common stock of Group was also converted into a restricted share of common stock of Holdings upon the same terms and conditions. The directors and executive officers of the Company immediately after completion of the Merger are comprised of the same persons who were directors of and executive officers of Group immediately prior to the Merger.

        References to the "Company" for events that occurred prior to May 15, 2014 refer to Cogent Communications Group, Inc. and its subsidiaries and on and after May 15, 2014 the "Company" refers to Cogent Communications Holdings, Inc. and its subsidiaries.

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

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Description of the business and summary of significant accounting policies: (Continued)

        The Company offers on-net Internet access services exclusively through its own facilities, which run from its network to its customers' premises. The Company is not dependent on local telephone companies to serve its customers for its on-net Internet access services because of its integrated network architecture. The Company offers its on-net services to customers located in buildings that are physically connected to its network. The Company's on-net service consists of high-speed Internet access and IP connectivity ranging from 100 Megabits per second to 100 Gigabits per second of bandwidth. The Company provides its on-net Internet access services to its net-centric and corporate customers. The Company's net-centric customers include bandwidth-intensive users such as universities, other Internet service providers, telephone companies, cable television companies, web hosting companies, content delivery network companies and commercial content and application service providers. These net-centric customers obtain the Company's services in colocation facilities and in the Company's data centers. The Company operates data centers throughout North America and Europe that allow its customers to collocate their equipment and access the Company's network. The Company's corporate customers are located in multi-tenant office buildings and typically include law firms, financial services firms, advertising and marketing firms and other professional services businesses.

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

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

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

        The Company establishes an allowance for doubtful accounts and other sales credit adjustments related to its trade receivables. Trade receivables are recorded at the invoiced amount and can bear interest. Allowances for sales credits are established through a reduction of revenue, while allowances for doubtful accounts are established through a charge to selling, general, and administrative expenses as bad debt expense. The Company assesses the adequacy of these reserves by evaluating factors, such as the length of time individual receivables are past due, historical collection experience, and changes in the credit worthiness of its customers. The Company also assesses the ability of specific customers to meet their financial obligations and establishes specific allowances related to these customers. If circumstances relating to specific customers change or economic conditions change such that the Company's past collection experience and assessment of the economic environment are no longer appropriate, the Company's estimate of the recoverability of its trade receivables could be impacted. Accounts receivable balances are written-off against the allowance for doubtful accounts after all means of internal collection activities have been exhausted and the potential for recovery is considered remote. The Company recognized bad debt expense, net of recoveries, of $3.7 million, $3.5 million and $5.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Gross Receipts Taxes

        Revenue recognition standards include guidance relating to any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, gross receipts taxes and certain state regulatory fees. The Company records certain excise taxes billed to its customers on a gross basis in its consolidated statements of operations.

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

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Description of the business and summary of significant accounting policies: (Continued)

Foreign currency translation adjustment and comprehensive income (loss)

        The consolidated financial statements of the Company's non-US operations are translated into US dollars using the period-end foreign currency exchange rates for assets and liabilities and the average foreign currency exchange rates for revenues and expenses. Gains and losses on translation of the accounts are accumulated and reported as a component of other comprehensive income (loss) in stockholders' equity. The Company's only components of "other comprehensive income (loss)" are currency translation adjustments for all periods presented. The Company considers the majority of its investments in its foreign subsidiaries to be long-term in nature. The Company's foreign exchange transaction gains (losses), including where its investments in its foreign subsidiaries are not considered to be long-term in nature, are included within interest income and other on the consolidated statements of comprehensive income (loss).

Financial instruments

        The Company considers all highly liquid investments with an original maturity of three months or less at purchase to be cash equivalents. The Company determines the appropriate classification of its investments at the time of purchase and evaluates such designation at each balance sheet date.

        At December 31, 2014 and December 31, 2013, the carrying amount of cash and cash equivalents, accounts receivable, prepaid and other current assets, accounts payable, and accrued expenses approximated fair value because of the short-term nature of these instruments. The Company measures its cash equivalents at amortized cost, which approximates fair value based upon quoted market prices (Level 1). Based upon recent trading prices (Level 2—market approach) at December 31, 2014 the fair value of the Company's $200.0 million senior unsecured notes was $196.0 million and the fair value of the Company's $240.0 million senior secured notes was $250.8 million.

        The Company was party to letters of credit totaling $0.4 million as of December 31, 2014 and $0.4 million as of December 31, 2013. These letters of credit are secured by investments that are restricted and included in deposits and other assets.

Concentrations of credit risk

        The Company's assets that are exposed to credit risk consist of its cash and cash equivalents, other assets and accounts receivable. As of December 31, 2014 and 2013, the Company's cash equivalents were invested in demand deposit accounts, overnight investments and money market funds. The Company places its cash equivalents in instruments that meet high-quality credit standards as specified in the Company's investment policy guidelines. Accounts receivable are due from customers located in major metropolitan areas in the United States, Europe, Canada and Mexico. Receivables from the Company's net-centric (wholesale) customers are generally subject to a higher degree of credit risk than the Company's corporate customers.

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

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

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

        Depreciation and amortization periods are as follows:

Type of asset	Depreciation or amortization period
Indefeasible rights of use (IRUs)	Shorter of useful life or the IRU lease agreement; generally 15 to 20 years
Network equipment	3 to 8 years
Leasehold improvements	Shorter of lease term, including reasonably assured renewal periods, or useful life
Software	5 years
Owned buildings	40 years
Office and other equipment	3 to 7 years
System infrastructure	5 to 10 years

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

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

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

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Description of the business and summary of significant accounting policies: (Continued)

        Shares of restricted stock are included in the computation of basic EPS as they vest and are included in diluted EPS, to the extent they are dilutive, determined using the treasury stock method. As of December 31, 2014, 2013 and 2012, 1.3 million, 1.0 million and 1.7 million unvested shares of restricted common stock, respectively, are not included in the computation of basic income per share, as these shares were not vested and as of December 31, 2014, 0.4 million anti-dilutive shares of restricted common stock are excluded from the computation of diluted income per share. Using the "if-converted" method, the shares issuable upon conversion of the Company's convertible senior notes (the "Convertible Notes") were anti-dilutive for the years ended December 31, 2013 and 2012. Accordingly, that impact has been excluded from the computation of diluted loss per share. The Convertible Notes were convertible into 1.9 million shares of the Company's common stock at December 31, 2013 and 2012. The Convertible Notes were repaid in June 2014 and are no longer outstanding.

        The following details the determination of the diluted weighted average shares for the year ended December 31, 2014 and 2013:

	Year Ended December 31, 2014	Year Ended December 31, 2013
Weighted average common shares—basic	45,960,720	46,286,735
Dilutive effect of stock options	59,196	76,884
Dilutive effect of restricted stock	329,754	633,285

Weighted average common shares—diluted	46,349,670	46,996,904

Recent accounting pronouncements

        On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company beginning on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Property and equipment:

        Property and equipment consisted of the following (in thousands):

	December 31,
	2014	2013
Owned assets:
Network equipment	$432,848	$404,426
Leasehold improvements	161,470	147,718
System infrastructure	86,749	79,811
Software	9,562	9,531
Office and other equipment	12,893	12,521
Building	1,353	1,532
Land	115	130

	704,990	655,669
Less—Accumulated depreciation and amortization	(553,113)	(521,290)

	151,877	134,379
Assets under capital leases:
IRUs	342,600	329,415
Less—Accumulated depreciation and amortization	(133,716)	(122,601)

	208,884	206,814

Property and equipment, net	$360,761	$341,193

        Depreciation and amortization expense related to property and equipment and capital leases was $69.5 million, $64.3 million and $62.4 million, for the years ended December 31, 2014, 2013 and 2012, respectively.

        The Company capitalizes the compensation cost of employees directly involved with its construction activities. In 2014, 2013 and 2012, the Company capitalized compensation costs of $7.6 million, $7.4 million and $7.2 million respectively. These amounts are included in system infrastructure costs.

        In 2014, 2013 and 2012 the Company exchanged certain used network equipment for new network equipment and cash consideration. The fair value of the equipment received was estimated to be $23.1 million, $2.0 million and $1.7 million resulting in gains of $10.8 million, $0.9 million and $0.7 million respectively. The estimated fair value of the equipment received was based upon the cash consideration price the Company pays for the new network equipment on a standalone basis (Level 3).

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Accrued and other liabilities:

        Accrued and other current liabilities as of December 31 consist of the following (in thousands):

	2014	2013
Operating accruals	$11,286	$11,539
Deferred revenue—current portion	4,307	4,174
Payroll and benefits	3,371	2,952
Taxes—non-income based	1,359	1,128
Interest	11,828	11,672

Total	$32,151	$31,465

4. Long-term debt:

Senior unsecured notes

        On April 9, 2014, Cogent Communications Finance, Inc. ("Cogent Finance"), a newly formed financing subsidiary of Group, completed an offering at par of $200.0 million in aggregate principal amount of 5.625% Senior Notes due 2021 (the "2021 Notes"). The 2021 Notes were sold in private offerings for resale to qualified institutional buyers pursuant to SEC Rule 144A. The offering closed into escrow pursuant to an escrow agreement, dated as of April 9, 2014 (the "Escrow Agreement"). The term "Issuer" refers to Cogent Finance prior to the release of the funds from the escrow account (such date of release, the "Escrow Release Date") and to Group after the Escrow Release Date. As a condition to releasing the funds from escrow Group redeemed its remaining outstanding Convertible Notes on June 20, 2014 (the "Redemption Transaction"). After consummation of the Redemption Transaction, Cogent Finance merged with Group, with Group continuing as the surviving corporation (the "Finance Merger"). At the time of consummation of the Finance Merger, Group assumed the obligations of Cogent Finance under the 2021 Notes and the indenture governing the 2021 Notes (the "Indenture") and Group and each of Group's domestic subsidiaries became party to the Indenture pursuant to a supplemental indenture to the Indenture and the obligations under the Indenture became obligations solely of Group and each of Group's domestic subsidiaries. Holdings also provided a guarantee of the 2021 Notes but Holdings is not subject to the covenants under the Indenture. After the conditions to the release of the escrow proceeds were satisfied, on June 25, 2014 (the "Escrow Release Date") the proceeds from the 2021 Notes were released. The net proceeds from the offering were $195.8 million after deducting commissions and offering expenses. Issuance costs are included in deposits and other assets. The net proceeds from the offering are intended to be used for general corporate purposes.

        The 2021 Notes were issued pursuant to, and are governed by the Indenture between Cogent Finance and the trustee. The 2021 Notes bear interest at a rate of 5.625% per year and will mature on April 15, 2021. Interest began to accrue on the 2021 Notes on April 9, 2014 and will be paid semi-annually on April 15 and October 15, commencing on October 15, 2014. Following the Escrow Release Date, the 2021 Notes became Group's senior unsecured obligations and are guaranteed on a senior unsecured basis by the Company. The 2021 Notes are effectively subordinated in right of payment to all of Group's and each guarantor's secured indebtedness, including Group's existing $240.0 million of senior secured notes, described below, and future secured indebtedness, if any, to the extent of the value of the assets securing such indebtedness. The 2021 Notes are equal in right of payment with Group's and each guarantor's unsecured indebtedness that is not subordinated in right of

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Long-term debt: (Continued)

payment to the 2021 Notes. The 2021 Notes will rank senior in right of payment to Group's and each guarantor's future subordinated debt, if any; and will be structurally subordinated in right of payment to all indebtedness and other liabilities of any of the Group's subsidiaries that are not guarantors, which will only consist of immaterial subsidiaries and foreign subsidiaries that do not guarantee other indebtedness of Group.

        Group may redeem the 2021 Notes, in whole or in part, at any time prior to April 15, 2017 at a price equal to 100% of the principal amount plus an "applicable" premium, plus accrued and unpaid interest, if any, to the date of redemption. The "applicable" premium means, with respect to a note at any date of redemption, the greater of (i) 1.0% of the then-outstanding principal amount of such note and (ii) the excess of (A) the present value at such date of redemption of (1) the redemption price of 104.219% plus (2) all remaining required interest payments due on such note through April 15, 2017 (excluding accrued but unpaid interest to the date of redemption), computed using a discount rate equal to the Treasury Rate as of such date of redemption plus 50 basis points, over (B) the then-outstanding principal amount of such note. Group may also redeem the 2021 Notes, in whole or in part, at any time on or after April 15, 2017 at the applicable redemption prices specified under the indenture governing the 2021 Notes plus accrued and unpaid interest, if any, to the date of redemption. The redemption prices (expressed as a percentage of the principal amount) are 104.219% during the 12-month period beginning on April 15, 2017, 102.813% during the 12-month period beginning on April 15, 2018, 101.406% during the 12-month period beginning on April 15, 2019 and 100.0% during the 12-month period beginning on April 15, 2020 and thereafter. In addition, the Company may redeem up to 35% of the 2021 Notes before April 15, 2017 with the net cash proceeds from certain equity offerings at a redemption price of 105.625% of the principal amount plus accrued and unpaid interest. If Group experiences specific kinds of changes of control, Group must offer to repurchase all of the 2021 Notes at a purchase price of 101.0% of their principal amount, plus accrued and unpaid interest, if any, to the repurchase date.

        The indenture governing the 2021 Notes, among other things, limits Group's and its restricted subsidiaries ability to incur indebtedness; to pay dividends or make other distributions; to make certain investments and other restricted payments; to create liens; consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; to incur restrictions on the ability of a subsidiary to pay dividends or make other payments; and to enter into certain transactions with its affiliates. Limitations on the ability to incur additional indebtedness (excluding IRU agreements incurred in the normal course of business and certain refinancing of existing debt) include a restriction on incurring additional indebtedness if the Company's consolidated leverage ratio, as defined in the Indenture is greater than 5.0. Permitted investments and payments that are not restricted include an amount of up to $150.0 million. This amount may be increased by the Company's consolidated cash flow, as defined in the Indenture as long as the Company's consolidated leverage ratio is less than 4.25. Holdings had cash and cash equivalents totaling $66.0 million as of December 31, 2014 which are not subject to these limitations.

Senior secured notes

        As described in Note 12, the Company expects to redeem its 8.375% Senior Secured Notes (the "Senior Notes") in March 2015.

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Long-term debt: (Continued)

        On January 26, 2011 and on August 19, 2013, the Company issued its Senior Notes due February 15, 2018, for aggregate principal amounts of $175.0 million and $65.0 million, respectively, in private offerings for resale to qualified institutional buyers pursuant to SEC Rule 144A. The Senior Notes were secured and bore interest at 8.375% per annum. Interest was payable in cash semiannually in arrears on February 15 and August 15, of each year. On January 26, 2011, the Company received net proceeds of $170.5 million after deducting $4.5 million of issuance costs from issuing $175.0 million of Senior Notes. On August 19, 2013, the Company received net proceeds of $69.9 million after deducting $1.0 million of issuance costs from issuing $65.0 million of Senior Notes. The Senior Notes sold in August 2013 were sold at 109.00% of par value. The $5.9 million premium was being amortized as a reduction to interest expense to the maturity date using the effective interest rate method. Issuance costs are included in deposits and other assets. The net proceeds from the Senior Notes were intended to be used for general corporate purposes, the buyback of the Company's Convertible Notes if the holders exercise their put, and/or repurchases of its common stock or Convertible Notes or special or recurring dividends to the Company's stockholders.

        The Senior Notes were fully guaranteed on a senior secured basis, jointly and severally, by each of the Company's existing domestic and future material domestic subsidiaries, subject to certain exceptions and permitted liens. Under certain circumstances, the Company's subsidiaries may be released from these guarantees without the consent of the holders of the Senior Notes. The Senior Notes and the guarantees were secured by (i) first priority liens on substantially all of the Company's and guarantors' assets, (ii) all of the equity interests in any of its domestic subsidiaries and (iii) 65% of the equity interests of its first-tier foreign subsidiaries held by the Company and its guarantors. The Senior Notes and the guarantees represent the Company's and the guarantors' senior secured obligations and effectively ranked equally and ratably with all of its and the guarantors' existing and future first lien obligations, to the extent of the value of the collateral securing such indebtedness, subject to permitted liens; were structurally subordinated to any existing and future indebtedness and liabilities of non-guarantor subsidiaries and ranked equally in right of payment with all of its and the guarantors' existing and future senior indebtedness. Holdings was also a guarantor of the Senior Notes, however, Holdings' guarantee was unsecured and thus its guarantee was not secured by any of Holdings assets. Holdings was also not subject to the covenants under the indenture governing the Senior Notes.

        The Company could redeem the Senior Notes, in whole or in part, at any time prior to February 15, 2015 at a price equal to 100% of the principal amount plus a "make-whole" premium, plus accrued and unpaid interest, if any, to the date of redemption. The "make whole" premium means, with respect to a note at any date of redemption, the greater of (i) 1.0% of the then-outstanding principal amount of such note and (ii) the excess of (A) the present value at such date of redemption of (1) the redemption price of 104.188%, plus (2) all remaining required interest payments due on such note through February 15, 2015 (excluding accrued but unpaid interest to the date of redemption), computed using a discount rate equal to the Treasury Rate as of such date of redemption plus 50 basis points, over (B) the then-outstanding principal amount of such note. The Company could also redeem the Senior Notes, in whole or in part, at any time on or after February 15, 2015 at the applicable redemption prices specified under the indenture governing the Senior Notes plus accrued and unpaid interest, if any, to the date of redemption. The redemption prices (expressed as a percentage of the principal amount) were 104.188% during the 12-month period beginning on February 15, 2015, 102.094% during the 12-month period beginning on February 15, 2016 and 100.0% during the 12-month period beginning on February 15, 2017 and thereafter. In addition, the Company

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Long-term debt: (Continued)

could redeem up to 35% of the Senior Notes before February 15, 2014 with the net cash proceeds from certain equity offerings at a redemption price of 108.375% of the principal amount plus accrued and unpaid interest. If the Company experienced specific kinds of changes of control, the Company must have offered to repurchase all of the Senior Notes at a purchase price of 101.0% of their principal amount, plus accrued and unpaid interest, if any, to the repurchase date.

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

        As of December 31, 2013, the Convertible Notes were classified as a current liability since the earliest put date in June 2014 was within one year. The Company separately accounted for the debt and equity components of its Convertible Notes in a manner that reflected its nonconvertible unsecured debt borrowing rate. The debt and equity components for the Convertible Notes were as follows (in thousands):

December 31, 2013
Principal amount of convertible senior notes	$91,978
Unamortized discount	(3,099)
Net carrying amount	88,879
Additional paid-in capital	74,933

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Long-term debt: (Continued)

        The amount of interest expense recognized and effective interest rate for the Convertible Notes were as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Contractual coupon interest	$419	$920	$920
Amortization of discount and costs	3,106	6,409	5,886

Interest expense	$3,525	$7,329	$6,806

Effective interest rate	8.7%	8.7%	8.7%

Long-term debt maturities

        The aggregate future contractual maturities of long-term debt were as follows as of December 31, 2014 (in thousands):

For the year ending December 31,
2015	$—
2016	—
2017	—
2018	240,000
2019	—
Thereafter	200,000

Total	$440,000

        As described in Note 12, the $240.0 million of Senior Notes due in 2018 are expected to be redeemed in March 2015.

5. Income taxes:

        The components of income (loss) before income taxes consist of the following (in thousands):

	Years Ended December 31,
	2014	2013	2012
Domestic	$31,645	$30,779	$20,411
Foreign	(27,154)	(23,792)	(23,911)

Total income (loss) before income taxes	$4,491	$6,987	$(3,500)

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Income taxes: (Continued)

        The income tax (expense) benefit is comprised of the following (in thousands):

	Years Ended December 31,
	2014	2013	2012
Current:
Federal	$(126)	$—	$—
State	(243)	(83)	2,285
Foreign	(169)	(284)	(344)
Deferred:
Federal	(2,352)	49,317	—
State	(824)	995	(1,245)
Foreign	20	(243)	(1,447)

Total income tax (expense) benefit	$(3,694)	$49,702	$(751)

        Our consolidated temporary differences comprising our net deferred tax assets are as follows (in thousands):

	December 31,
	2014	2013
Deferred Tax Assets:
Net operating loss carry-forwards	$366,686	$402,484
Depreciation and amortization	7,769	3,110
Tax credits	2,208	2,775
Equity-based compensation	849	—
Accrued liabilities and other	20,705	3,748

Total gross deferred tax assets	398,217	412,117

Deferred Tax Liabilities:
Convertible notes	—	1,150
Equity-based compensation	—	248

Total gross deferred tax liabilities	—	1,398

Net deferred tax assets before valuation allowance	398,217	410,719
Valuation allowance	(345,250)	(354,537)

Net deferred tax asset	$52,967	$56,182

        At each balance sheet date, the Company assesses the likelihood that it will be able to realize its deferred tax assets. The Company considers all available positive and negative evidence in assessing the need for a valuation allowance. At December 31, 2013, the Company concluded that it was more likely than not that it would be able to realize certain of its US Federal and state deferred tax assets primarily as a result of expected future US Federal taxable income related to its operations in the United States. Accordingly, the Company reduced the valuation allowance related to these deferred tax assets and recorded an income tax benefit of $52.2 million in the year ended December 31, 2013. The Company maintains a full valuation allowance against its other deferred tax assets consisting primarily of net operating loss carryforwards related to its foreign operations in Europe and Mexico and net

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Income taxes: (Continued)

operating losses in the United States that are limited for use under Section 382 of the Internal Revenue Code.

        As of December 31, 2014, the Company has combined net operating loss carry-forwards of approximately $1.2 billion. This amount includes federal and state net operating loss carry-forwards in the United States of approximately $390.6 million, net operating loss carry-forwards related to its European, Mexican, Canadian and Japanese operations of approximately $786.3 million, $1.8 million,$0.4 million and $0.1 million, respectively. Section 382 of the Internal Revenue Code in the United States limits the utilization of net operating losses when ownership changes, as defined by that section, occur. The Company has performed an analysis of its Section 382 ownership changes and has determined that the utilization of certain of its net operating loss carryforwards in the United States is limited and for those carryforwards with limitations the Company continues to maintain a valuation allowance. Of the $390.6 million of net operating losses available at December 31, 2014 in the United States approximately $286 million are unavailable for use and approximately $81 million are limited for use under Section 382. Our net operating loss carryforwards outside of the United States totaling approximately $789 million are not subject to limitations similar to Section 382. The net operating loss carryforwards in the United States and Canada will expire, if unused, between 2024 and 2034. The net operating loss carry-forwards related to the Company's Mexican and Japanese operations expire if unused, between 2019 and 2024. The net operating loss carry-forwards related to the Company's European operations include $641.7 million that do not expire and $144.6 million that expire between 2015 and 2029.

        The Company has not provided for United States deferred income taxes or foreign withholding taxes on its undistributed earnings for certain non-US subsidiaries earnings or cumulative translation adjustments because these earnings and adjustments are intended to be permanently reinvested in operations outside the United States.

        In the normal course of business the Company takes positions on its tax returns that may be challenged by taxing authorities. The Company evaluates all uncertain tax positions to assess whether the position will more likely than not be sustained upon examination. If the Company determines that the tax position is more likely than not to be sustained, the Company records the amount of the benefit that is more likely than not to be realized when the tax position is settled. This liability, including accrued interest and penalties, is included in other long-term liabilities in the accompanying balance sheets and was $1.0 million as of December 31, 2014 and $1.1 million as of December 31, 2013. The Company expects that its liability for uncertain tax positions will decrease by approximately $0.1 million during the twelve months ended December 31, 2015, due to the expiration of certain statutes of limitation, however, actual changes in the liability for uncertain tax positions could be different than currently expected. If recognized, changes in the Company's total unrecognized tax benefits would impact the Company's effective income tax rate. The roll-forward of the liability for uncertain tax positions is below and excludes interest and penalties.

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Income taxes: (Continued)

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Beginning balance of unrecognized tax benefits	$1,000	$1,312	$2,875
Change attributable to tax positions taken during a prior period	82	(51)	745
Decrease attributable to settlements with taxing authorities	(160)		(1,655)
Decrease attributable to lapses of statutes of limitation	(56)	(261)	(653)

Ending balance of unrecognized tax benefits	$866	$1,000	$1,312

        The Company or one of its subsidiaries files income tax returns in the US federal jurisdiction and various state and foreign jurisdictions. The Company is subject to US federal tax and state tax examinations for years 2004 to 2014. The Company is subject to tax examinations in its foreign jurisdictions generally for years 2005 to 2014.

        The following is a reconciliation of the Federal statutory income taxes to the amounts reported in the financial statements (in thousands).

	Years Ended December 31,
	2014	2013	2012
Federal income tax (expense) benefit at statutory rates	$(1,572)	$(2,445)	$1,225
Effect of:
State income taxes, net of federal benefit	(590)	(454)	(1,152)
Impact of foreign operations	(267)	95	147
Non-deductible expenses	(659)	(461)	(2,549)
Changes in tax reserves	165	503	1,552
Other	(191)	277	4
Changes in valuation allowance—US	(580)	52,187	22

Income tax (expense) benefit	$(3,694)	$49,702	$(751)

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

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Commitments and contingencies: (Continued)

interest rate for the lease term. The future minimum payments under these agreements are as follows (in thousands):

For the year ending December 31,
2015	$33,848
2016	22,089
2017	22,058
2018	21,988
2019	21,976
Thereafter	233,816

Total minimum lease obligations	355,775
Less—amounts representing interest	(189,237)

Present value of minimum lease obligations	166,538
Current maturities	(14,594)

Capital lease obligations, net of current maturities	$151,944

Current and potential litigation

        In accordance with the accounting guidance for contingencies, the Company accrues its estimate of a contingent liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Where it is probable that a liability has been incurred and there is a range of expected loss for which no amount in the range is more likely than any other amount, the Company accrues at the low end of the range. The Company reviews its accruals at least quarterly and adjusts them to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular matter. The Company has taken certain positions related to its obligations for leased circuit and dark fiber obligations for which it is reasonably possible could result in a loss of up to $2.1 million in excess of the amount accrued at December 31, 2014.

        Certain former sales employees of the Company filed a collective action against the Company in December 2011 in the United States District Court, Southern District of Texas, Houston Division alleging misclassification of the Company's sales employees throughout the United States in violation of the Fair Labor Standards Act. The lawsuit seeks to recover pay for allegedly unpaid overtime and other damages, including attorney's fees. In March 2014, the judge de-certified the collective action. Each of the former employees that opted-in to the collective action retained the right to file an individual action. Approximately 70 former employees did so. The Company has reached oral settlements in a number of the cases that were filed. These settlements still require settlement agreements to be signed by all parties and, in certain instances, court approval. Upon final resolution of the pending settlements, three cases will remain. In several of the remaining cases, the plaintiffs seek certification of a class or collective action related to the employees in that jurisdiction. The Company denies the claims and believes that the claims for unpaid overtime are without merit. The Company believes its classification of sales employees is in compliance with applicable law.

        In the normal course of business the Company is involved in other legal activities and claims. Because such matters are subject to many uncertainties and the outcomes are not predictable with

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

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

Operating leases

        The Company leases office space, network equipment sites, and data center facilities under operating leases. In certain cases the Company enters into operating lease commitments for fiber. Future minimum annual payments under these arrangements are as follows (in thousands):

For the year ending December 31,
2015	$31,947
2016	24,025
2017	18,852
2018	15,891
2019	13,124
Thereafter	54,172

$158,011

        Expenses related to these arrangements were $39.1 million in 2014, $36.4 million in 2013 and $33.8 million in 2012.

Unconditional purchase obligations

        Unconditional purchase obligations for equipment and services totaled approximately $6.6 million at December 31, 2014. As of December 31, 2014, the Company had also committed to additional dark fiber IRU capital and operating lease agreements totaling approximately $29.2 million in future payments to be paid over periods of up to 20 years. These obligations begin when the related fiber is accepted, which is generally expected to occur in 2015. Future minimum payments under these obligations are approximately, $16.2 million, $1.0 million, $0.9 million, $0.9 million and $1.0 million for the years ending December 31, 2015 to December 31, 2019, respectively, and approximately $15.8 million, thereafter.

Defined contribution plan

        The Company sponsors a 401(k) defined contribution plan that provides for a Company matching payment. The Company matching payments were $0.5 million for 2014, $0.4 million for 2013 and $0.4 million 2012 and were paid in cash.

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

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

Common stock buybacks

        The Company's board of directors has approved $50.0 million for purchases of the Company's common stock under a buyback program (the "Buyback Program"). At December 31, 2014, there was approximately $37.2 million remaining for purchases under the Buyback Program. During the years ended December 31, 2014 and 2012, the Company purchased approximately 1.7 million and 0.1 million shares of its common stock for $58.6 million and $1.3 million, respectively. These common shares were subsequently retired. There were no purchases of the Company's common stock in 2013.

Dividends on common stock and return of capital program

        Dividends are recorded as a reduction to retained earnings. Dividends on unvested restricted shares of common stock are paid as the awards vest. The Company's initial quarterly dividend payment was made in the third quarter of 2012. In addition to the Company's regular quarterly dividends, in 2013, the Company's board of directors approved an additional return of capital program (the "Capital Program") for the Company's shareholders. Under the Capital Program the Company plans on returning additional capital to the Company's shareholders each quarter through either stock buybacks or a special dividend or a combination of stock buybacks and a special dividend until the Company's net debt to trailing twelve months EBITDA, as adjusted, ratio reaches an amount specified by the Company's board of directors. The aggregate payment under the Capital Program initially was at least $10.0 million each quarter and was increased to be at least $12.0 million each quarter. Amounts paid under the Capital Program are in addition to the Company's regular quarterly dividend payments.

        A summary of the Company's quarterly dividends paid since its initial dividend payment is as follows (in thousands, except per share amounts):

Dividend Period	Amount per Common Share	Record Date	Payment Date	Total Dividends Paid
Q3 2012	$0.10	August 22, 2012	September 12, 2012	$4,537
Q4 2012	$0.11	November 21, 2012	December 12, 2012	$5,012
Q1 2013	$0.12	March 4, 2013	March 15, 2013	$5,489
Q2 2013	$0.13	May 31, 2013	June 18, 2013	$6,145
Q3 2013	$0.14	September 5, 2013	September 25, 2013	$6,512
Q4 2013	$0.37	November 27, 2013	December 20, 2013	$17,206
Q1 2014	$0.39	March 7, 2014	March 27, 2014	$18,352
Q2 2014	$0.17	May 30, 2014	June 18, 2014	$7,882
Q3 2014	$0.30	August 29, 2014	September 19, 2014	$13,792
Q4 2014	$0.31	November 26, 2014	December 12, 2014	$14,190

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Stockholders' equity: (Continued)

        A summary of the Company's amounts paid under the Capital Program is as follows (in thousands, except per share amounts):

Dividend Period	Capital Program Amount	Stock Buyback Amount During the Period	Stock Buyback Amount Greater than Capital Program Amount?	Payment Under Capital Program Paid As Dividend(1)	Amount Per Share Paid As Dividends Under the Capital Program
Q3 2013	$10,000	$—	No	$—	$—
Q4 2013	$10,500	$—	No	$10,186	$0.22
Q1 2014	$10,500	$14,196	Yes	$10,707	$0.23
Q2 2014	$10,500	$17,888	Yes	$—	$—
Q3 2014	$12,000	$15,943	Yes	$—	$—
Q4 2014	$12,000	$10,555	No	$—	$—

(1)
Under the Capital Program if the amount spent on stock buybacks during a quarter is less than the program amount the difference is added to the dividend payment for the following quarter. Since the stock buyback amount for the fourth quarter of 2014 was $10.6 million and less than the Capital Program amount of $12.0 million an additional $1.4 million or $0.03 per share will be added to the first quarter 2015 regular dividend.

        The payment of any future dividends and any other returns of capital will be at the discretion of the Company's board of directors and may be reduced, eliminated or increased and will be dependent upon the Company's financial position, results of operations, available cash, cash flow, capital requirements and other factors deemed relevant by the Company's board of directors. The Company is a Delaware Corporation and under the General Corporate Law of the State of Delaware distributions may be restricted including a restriction that distributions, including stock purchases and dividends, do not result in an impairment of a corporation's capital, as defined under Delaware Law.

8. Stock option and award plan:

Incentive award plan

        The Company grants restricted stock and options for common stock under its award plan, the 2004 Incentive Award Plan, as amended (the "Award Plan"). Stock options granted under the Award Plan generally vest over a four-year period and have a term of ten years. Grants of shares of restricted stock granted under the Award Plan generally vest over periods ranging from three to four years. Compensation expense for all awards is recognized over the service period. Awards with graded vesting terms are recognized on a straight-line basis. Certain option and share grants provide for accelerated vesting if there is a change in control, as defined. For grants of restricted stock, when an employee terminates prior to full vesting the employee retains their vested shares and the employees' unvested shares are returned to the plan. For grants of options for common stock, when an employee terminates prior to full vesting, the employee may elect to exercise their vested options for a period of ninety days and any unvested options are returned to the plan. Shares issued to satisfy awards are provided from the Company's authorized shares. As of December 31, 2014 there were a total of 0.4 million shares available for grant under the Award Plan.

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

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

        The weighted-average per share grant date fair value of options was $8.32 in 2014, $9.44 in 2013 and $9.00 in 2012. The following assumptions were used for determining the fair value of options granted in the three years ended December 31, 2014:

	Years Ended December 31,
Black-Scholes Assumptions	2014	2013	2012
Dividend yield	3.6%	2.0%	1.3%
Expected volatility	37.0%	58.5%	61.6%
Risk-free interest rate	1.6%	0.8%	0.7%
Expected life of the option term (in years)	4.6	4.8	4.8

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Stock option and award plan: (Continued)

        Stock option activity under the Company's Award Plan during the year ended December 31, 2014, was as follows:

	Number of Options	Weighted-Average Exercise Price
Outstanding at December 31, 2013	175,578	$19.36
Granted	83,540	$35.11
Cancelled and expired	(31,842)	$31.01
Exercised—intrinsic value $0.8 million; cash received $0.5 million	(38,379)	$14.19

Outstanding at December 31, 2014—$2.0 million intrinsic value and 6.7 years weighted-average remaining contractual term	188,897	$25.41

Exercisable at December 31, 2014—$1.7 million intrinsic value and 4.7 years weighted-average remaining contractual term	105,709	$19.78

Expected to vest—$1.9 million intrinsic value and 6.3 years weighted-average remaining contractual term	169,527	$24.43

        A summary of the Company's non-vested restricted stock awards as of December 31, 2014 and the changes during the year ended December 31, 2014 are as follows:

Non-vested awards	Shares	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2013	1,039,323	$18.69
Granted	792,550	$34.57
Vested	(513,937)	$19.33
Forfeited	(35,290)	$18.23

Non-vested at December 31, 2014	1,282,646	$28.26

        The weighted average per share grant date fair value of restricted stock granted was $34.57 in 2014 (0.8 million shares) $27.82 in 2013 (0.2 million shares) and $17.74 in 2012 (1.3 million shares). The fair value was determined using the quoted market price of the Company's common stock on the date of grant. The fair value of shares of restricted stock vested in the years ended December 31, 2014, 2013 and 2012 was $19.0 million $21.7 million and $8.8 million, respectively.

        Equity-based compensation expense related to stock options and restricted stock was $9.6 million, $8.7 million, and $8.3 million for the years ended December 31, 2014, 2013, and 2012, respectively. The income tax benefit related to stock options and restricted stock was $2.1 million, $2.5 million, and $0 for the years ended December 31, 2014, 2013, and 2012, respectively The Company capitalized compensation expense related to stock options and restricted stock of $0.8 million for each of the years ended December 31, 2014, 2013, and 2012. As of December 31, 2014 there was $31.1 million of total unrecognized compensation cost related to non-vested equity-based compensation awards. That cost is expected to be recognized over a weighted average period of 2.9 years.

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Related party transactions:

Office lease

        The Company's headquarters is located in an office building owned by Niobium LLC (a successor to 6715 Kenilworth Avenue Partnership). The two owners of the company are the Company's Chief Executive Officer, who has a 51% interest in the partnership and his wife who has a 49% interest. The Company paid $0.5 million in 2014, $0.6 million in 2013 and $0.6 million in 2012, respectively, for rent and related costs (including taxes and utilities) to this company, respectively. The lease ends on August 31, 2016 and is cancellable by the Company upon 60 days' notice. The Company's audit committee reviews and approves all transactions with related parties.

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

	Years Ended December 31,
	2014	2013	2012
Service Revenue
North America	$301,400	$274,320	$253,396
Europe	78,603	73,659	63,577

Total	$380,003	$347,979	$316,973

	December 31, 2014	December 31, 2013
Long lived assets, net
North America	$266,713	$251,352
Europe	94,082	89,879

Total	$360,795	$341,231

        The majority of North American revenue consists of services delivered within the United States.

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Quarterly financial information (unaudited):

	Three months ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
	(in thousands, except share and per share amounts)
Service revenue	$92,937	$94,623	$95,691	$96,749
Network operations, including equity-based compensation expense	38,836	39,605	40,407	41,046
Operating income	12,907	14,309	13,614	13,066
Net income (loss)	125	1,208	(184)	(352)
Net income (loss) per common share—basic	0.00	0.03	(0.00)	(0.01)
Net income (loss) per common share—diluted	0.00	0.03	(0.00)	(0.01)
Weighted-average number of common shares—basic	46,409,735	45,897,449	45,629,079	45,229,125
Weighted-average number of common shares—diluted	46,907,360	46,294,966	45,629,079	45,229,125

	Three months ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013(1)(2)
	(in thousands, except share and per share amounts)
Service revenue	$84,553	$85,803	$87,761	$89,859
Network operations, including equity-based compensation expense	37,309	37,076	37,441	38,400
Operating income	9,905	11,601	12,577	12,065
Net income	361	1,607	2,122	52,599
Net income per common share—basic	0.01	0.03	0.05	1.14
Net income per common share—diluted	0.01	0.03	0.05	1.10
Weighted-average number of common shares—basic	45,537,607	46,040,692	46,171,194	46,302,926
Weighted-average number of common shares—diluted	46,435,677	46,769,184	46,823,167	48,800,560

(1)
As described in Note 5, during the fourth quarter of 2013 the Company reversed its valuation allowance against its US federal and certain state deferred income tax assets.

(2)
Diluted earnings per share for the fourth quarter of 2013 assumed the conversion of the Convertible Notes since the Convertible Notes were dilutive this quarter. The assumed conversion of the Convertible Notes was anti-dilutive for the other periods presented. Diluted earnings per share for the fourth quarter of 2013 is determined by adding back $1.2 million of interest expense from the Convertible Notes to net income and including 1.9 million shares from the assumed conversion of the Convertible Notes in the weighted-average number of common dilutive shares.

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Subsequent Events:

Purchase agreement

        In January 2015, the Company entered into an equipment purchase agreement with a vendor. Under the purchase agreement the Company is required to purchase a total of $28.9 million of equipment during the eighteen month term.

Dividends

        On February 24, 2015, the Company's board of directors approved the payment of the Company's regular quarterly dividend of $0.32 per common share and a $1.4 million dividend ($0.03 per share) under the Company's Capital Program. The total dividend for the first quarter of 2015 of $0.35 per share will be paid to holders of record on March 11, 2015. This estimated $15.8 million dividend payment is expected to be made on March 26, 2015.

Debt redemption and new debt issuance

        In March 2015, Group is expected to redeem its $240.0 million 8.375% Senior Notes with the proceeds from its February 2015 issuance of $250.0 million of 5.375% senior secured notes (the "New Secured Notes") and existing cash on hand. The Company deposited $251.6 million with the trustee for the benefit of the holders of the Senior Notes in order to redeem on March 12, 2015 the entire outstanding amount of Senior Notes at a redemption price of 104.188% of the $240.0 million principal amount thereof plus accrued and unpaid interest. As a result of this transaction the Company expects to incur a loss on redemption of approximately $9.0 million in the first quarter of 2015.

        The New Secured Notes will mature on March 1, 2022 and interest will accrue at 5.375% beginning on February 20, 2015 and will be paid semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2015. The indenture governing the New Secured Notes provides that the Company and each of the Company's existing domestic subsidiaries and future material domestic subsidiaries guarantee the New Secured Notes, subject to certain exceptions and permitted liens. The New Secured Notes are also secured by a pledge of all of the equity interests in Group's domestic subsidiaries and 65% of the equity interests in Group's first-tier foreign subsidiaries. The New Secured Notes and the subsidiary guarantees will be the Company's and the subsidiary guarantors' senior indebtedness and will rank pari passu in right of payment with all of the Company's and the subsidiary guarantors' existing and future senior indebtedness, effectively senior to Group's senior unsecured indebtedness to the extent of the value of the collateral securing the New Secured Notes and the subsidiary guarantees, including Group's $200.0 million 2021 Notes that were issued on April 9, 2014 and senior to any of the Company's and the subsidiary guarantors' future subordinated indebtedness. The New Secured Notes will be structurally subordinated to the liabilities of the non-guarantor subsidiaries and will be effectively subordinated to the Company's and the subsidiary guarantors' secured indebtedness to the extent of the value of the collateral securing such indebtedness on a basis senior to the New Secured Notes and the subsidiary guarantees. Holdings is also a guarantor of the New Secured Notes; however Holdings's guarantee is unsecured and thus its guarantee is not secured by any of the Holdings assets. Holdings is also not subject to the covenants under the indenture governing the New Secured Notes.

        The New Secured Notes may be redeemed prior to December 1, 2021 (three months prior to the maturity date of the Notes) in whole or from time to time in part, at a redemption price equal to the sum of (1) 100% of the principal amount plus accrued and unpaid interest, if any, to, but not including,

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Subsequent Events: (Continued)

the redemption date, and (2) a make-whole premium, if any. The make-whole premium is the excess of (1) the net present value, on the redemption date, of the principal being redeemed or paid and the amount of interest (exclusive of interest accrued to the date of redemption) that would have been payable if such redemption had not been made, over (2) the aggregate principal amount of the notes being redeemed or paid. Net present value shall be determined by discounting, on a semi-annual basis, such principal and interest at the reinvestment rate (as determined in the indenture governing the New Secured Notes) from the respective dates on which such principal and interest would have been payable if such redemption had not been made. In addition, at any time on or after December 1, 2021 (three months prior to the maturity date of the Notes), the Issuer may redeem the Notes, in whole and or in part, at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if any, to, but not including, the redemption date.

        The indenture governing the New Secured Notes, among other things, limits Group's and its restricted subsidiaries' ability to incur indebtedness; to pay dividends or make other distributions; to make certain investments and other restricted payments; to create liens; consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; to incur restrictions on the ability of a subsidiary to pay dividends or make other payments; and to enter into certain transactions with its affiliates.

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

        As required by Rule 13a-15(d) of the Exchange Act, we have assessed our internal control system in relation to criteria for effective internal control over financial reporting described in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission (2013 Framework). Based upon these criteria, we believe that, as of December 31, 2014, our system of internal control over financial reporting was effective.

        The independent registered public accounting firm, Ernst & Young LLP, has audited our 2014 financial statements. Ernst & Young LLP was given unrestricted access to all financial records and related data, including minutes of all meetings of stockholders, the Board of Directors and committees of the Board. Ernst & Young LLP has issued an unqualified report on our 2014 financial statements as a result of the audit and also has issued an unqualified report on our internal control over financial reporting which is attached hereto.

Cogent Communications Holdings, Inc.
February 27, 2015
By:	/s/ DAVID SCHAEFFER
David Schaeffer
Chief Executive Officer
By:	/s/ THADDEUS WEED
Thaddeus Weed
Chief Financial Officer

Report of Independent Registered Public Accounting Firm
On Internal Control over Financial Reporting

The Board of Directors and Stockholders of Cogent Communications Holdings, Inc.

        We have audited Cogent Communications Holdings, Inc.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Cogent Communications Holdings, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Cogent Communications Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cogent Communications Holdings, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income (loss), changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014 of Cogent Communications Holdings, Inc. and subsidiaries and our report dated February 27, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, VA
February 27, 2015

 PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this Item 10 is incorporated in this report by reference to the information set forth under the captions entitled "Election of Directors," "The Board of Directors and Committees," and "Section 16(a) Beneficial Ownership Reporting Compliance" in our 2015 Proxy Statement for the 2015 Annual Meeting of Stockholders, which is expected to be filed with the Commission within 120 days after the close of our fiscal year.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this Item 11 is incorporated in this report by reference to the information set forth under the captions entitled "The Board of Directors and Committees," "Executive Compensation", "Employment Agreements", "Compensation Committee Report on Executive Compensation," and "Compensation Committee Interlocks and Insider Participation" in our 2015 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this Item 12 is incorporated in this report by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in our 2015 Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item 13 is incorporated in this report by reference to the information set forth under the caption "Certain Transactions" in our 2015 Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this Item 14 is incorporated in this report by reference to the information set forth under the caption "Relationship With Independent Public Accountants" in our 2015 Proxy Statement.

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

  Description

        Schedule II—Valuation and Qualifying Accounts.

        All other financial statement schedules are not required under the relevant instructions or are inapplicable and therefore have been omitted.

(b)
Exhibits

2.1	Agreement and Plan of Reorganization, dated as of May 15, 2014, by and among Cogent Communications Group, Inc., Cogent Communications Holdings, Inc. and Merger Sub (previously filed as Exhibit 2.1 to our Current Report on Form 8-K, filed on May 15, 2014, and incorporated herein by reference).
3.1	Certificate of Incorporation of Cogent Communications Holdings, Inc. (previously filed as Exhibit 3.1 to our Current Report on Form 8-K, filed on May 15, 2014, and incorporated herein by reference).
3.2
Bylaws of Cogent Communications Holdings, Inc., as amended and restated by the Board of Directors on November 3, 2014 (previously filed Exhibit 3.2 to our Current Report on Form 8-K, filed on November 5, 2014, and incorporated herein by reference).
4.1
Indenture to the 5.625% Senior Notes due 2021, dated as of April 9, 2014, between Cogent Communications Finance, Inc. (to which Cogent Communications Group, Inc. is successor by merger) and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.1 to our Current Report on Form 8-K, filed on April 10, 2014, and incorporated herein by reference).
4.2	Form of 5.625% Senior Notes due 2021 (previously filed as Exhibit A to the Exhibit 4.1 to our Current Report on Form 8-K, filed on April 10, 2014, and incorporated herein by reference)
4.3
First Supplemental Indenture related to the 5.625% Senior Notes due 2021, dated as of June 23, 2014, among Cogent Communications Group, Inc., Cogent Communications Holdings, Inc., the subsidiary guarantors named therein and Wilmington Trust, National Association, as trustee (previously filed as Exhibit 4.1 to our Current Report on Form 8-K, filed on June 26, 2014, and incorporated herein by reference).
4.4
Indenture related to the 8.375% Senior Secured Notes due 2018, dated as of January 26, 2011, among Cogent Communications Group, Inc., the guarantors named therein and Wilmington Trust FSB, as trustee and collateral agent (including form of 8.375% Senior Secured Notes due 2018 attached as Exhibit A thereto) (previously filed as Exhibit 4.1 to our Current Report on Form 8-K, filed on February 1, 2011, and incorporated herein by reference).
4.5	Form of 8.375% Senior Secured Notes due 2018 (previously filed as Exhibit A to the Exhibit 4.1 to our Current Report on Form 8-K, filed on February 1, 2011, and incorporated herein by reference).

4.6	First Supplemental Indenture related to the 8.375% Senior Secured Notes due 2018, dated as of August 19, 2013, among Cogent Communications Group, Inc., the guarantors named therein and Wilmington Trust, National Association (successor by merger to Wilmington Trust FSB), as trustee and collateral agent (previously filed as Exhibit 4.1 to our Current Report on Form 8-K, filed on August 20, 2013, and incorporated herein by reference).
4.7
Second Supplemental Indenture related to the 8.375% Senior Secured Notes due 2018, dated as of June 23, 2014, among Cogent Communications Group, Inc., Cogent Communications Holdings, Inc. and Wilmington Trust, National Association (successor by merger to Wilmington Trust FSB), as trustee (previously filed as Exhibit 4.2 to our Current Report on Form 8-K, filed on June 26, 2014, and incorporated herein by reference).
4.8
Indenture related to the 5.375% Senior Secured Notes due 2022, dated as of February 20, 2015, among Cogent Communications Group, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee and collateral agent (previously filed as Exhibit 4.1 to our Current Report on Form 8-K, filed on February 20, 2015).
4.9	Form of 5.375% Senior Secured Notes due 2022 (previously filed as Exhibit 4.2 to our Current Report on Form 8-K, filed on February 20, 2015).
10.1
Dark Fiber IRU Agreement, dated April 14, 2000, between WilTel Communications, Inc. and Cogent Communications, Inc., as amended June 27, 2000, December 11, 2000, January 26, 2001, and February 21, 2001 (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-4, Commission File No. 333-71684, filed on October 16, 2001)*
10.2
David Schaeffer Employment Agreement with Cogent Communications Group, Inc., dated February 7, 2000 (incorporated by reference to Exhibit 10.6 to our Registration Statement on Form S-4, Commission File No. 333-71684, filed on October 16, 2001)
10.3
Lease for Headquarters Space by and between 6715 Kenilworth Avenue Partnership and Cogent Communications, Inc., dated September 1, 2000 (incorporated by reference to Exhibit 10.10 to our Registration Statement on Form S-4, Commission File No. 333-71684, filed on October 16, 2001)
10.4
Renewal of Lease for Headquarters Space, by and between 6715 Kenilworth Avenue Partnership and Cogent Communications , Inc., dated August 5, 2003 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed on November 14, 2003).
10.5
2003 Incentive Award Plan of Cogent Communications Group, Inc. (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-8, Commission File No. 333-108702, filed on September 11, 2003).
10.6
Extension of Lease for headquarters space to August 31, 2016, by and between Niobium LLC (successor to 6715 Kenilworth Avenue Partnership) and Cogent Communications, Inc., dated as of August 6, 2014 (previously filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q, filed on August 7, 2014, and incorporated herein by reference) Niobium LLC is owned by the Company's CEO, David Schaeffer, and his wife.
10.7
Robert N. Beury, Jr. Employment Agreement with Cogent Communications Group, Inc., dated June 15, 2000 (incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K, filed on March 31, 2003).
10.8
Timothy G. O'Neill Employment Agreement with Cogent Communications Group, Inc., dated as of September 25, 2003 (previously filed as Exhibit 10.29 to our Annual Report on Form 10-K, filed on February 27, 2012, and incorporated herein by reference).

10.9	Brad Kummer Employment Agreement with Cogent Communications Group, Inc., dated January 11, 2000, (incorporated by reference to Exhibit 10.23 to our Registration Statement on Form S-1, Commission File No. 333-122821, filed on February 14, 2005).
10.10
Extension of Lease for Headquarters Space, by and between 6715 Kenilworth Avenue Partnership and Cogent Communications, Inc., dated February 3, 2005 (previously filed as Exhibit 10.27 to our Annual Report on Form 10-K, filed on March 31, 2005, and incorporated herein by reference).
10.11
Extension of Lease for Headquarters Space to August 31, 2006, by and between 6715 Kenilworth Avenue Partnership and Cogent Communications, Inc., dated July 21, 2005 (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed on August 15, 2005, and incorporated herein by reference).
10.12
Option for extension of Lease for Headquarters Space to August 31, 2007, by and between 6715 Kenilworth Avenue Partnership and Cogent Communications, Inc., dated July 21, 2005 (previously filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed on August 15, 2005, and incorporated herein by reference).
10.13
Extension of Lease for headquarters space to August 31, 2010, by and between 6715 Kenilworth Avenue Partnership and Cogent Communications Group, Inc., dated June 20, 2006 (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed on August 8, 2006, and incorporated herein by reference).
10.14
Ernest Ortega Employment Agreement with Cogent Communications Group, Inc., dated August 1, 2013 (previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on August 1, 2013, and incorporated herein by reference).
10.15
David Schaeffer Amendment No. 2 to Employment Agreement with Cogent Communications Group, Inc., dated as of March 12, 2007 (previously filed as Exhibit 10.26 to our Annual Report on Form 10-K, filed on March 14, 2007, and incorporated herein by reference).
10.16
Robert N. Beury, Jr. Employment Agreement with Cogent Communications Group, Inc., dated as of March 12, 2007 (previously filed as Exhibit 10.27 to our Annual Report on Form 10-K, filed on March 14, 2007, and incorporated herein by reference).
10.17
Thaddeus G. Weed Employment Agreements, dated September 25, 2003 through October 26, 2006 (previously filed as Exhibit 10.28 to our Annual Report on Form 10-K, filed on March 14, 2007, and incorporated herein by reference).
10.18
Amendment No. 3 to Employment Agreement of Dave Schaeffer, dated as of August 7, 2007 (previously filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed on August 8, 2007, and incorporated herein by reference).
10.19	Restricted Stock Award to Ernest Ortega, previously filed as Exhibit 10.2 to our Periodic Report on Form 8-K, filed on August 1, 2013, and incorporated herein by reference).
10.20	Form of Restricted Stock Agreement made to Mr. Schaeffer on January 1, 2008) (incorporated by reference to Exhibit 10.27 to our Annual Report on Form 10-K, filed on February 27, 2008).
10.21
Extension of Lease for headquarters space to August 31, 2012 and addition of 3rd floor office space, by and between 6715 Kenilworth Avenue Partnership and Cogent Communications Group, Inc., dated as of August 7, 2008 (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed on August 8, 2008, and incorporated herein by reference).

10.22	Amendment No. 4 to Employment Agreement of Dave Schaeffer, dated as of February 26, 2010 (previously filed as Exhibit 10.25 to our Annual Report on Form 10-K, filed on March 1, 2010, and incorporated herein by reference).
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
10.25
Extension of Lease for headquarters space to August 31, 2013 and addition of 1st floor office space, by and between 6715 Kenilworth Avenue Partnership and Cogent Communications Group, Inc., dated as of August 5, 2011 (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed on August 8, 2011, and incorporated herein by reference).
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
10.30
Cogent Communications Holdings, Inc. 2004 Incentive Award Plan (as amended through April 17, 2014) (previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed April 18, 2014, and incorporated herein by reference).
10.31
Assignment and Assumption Agreement, dated as of May 15, 2014, by and between Cogent Communications Group, Inc. and Cogent Communications Holdings, Inc. assuming the obligations of the 2004 Incentive Award Plan (previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on May 5, 2014, and incorporated herein by reference).
10.32
Amendment No. 6 to Employment Agreement of Dave Schaeffer, dated April 7, 2010 (previously filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q, filed on August 7, 2014, and incorporated herein by reference).
10.33
Restricted Stock Award to Mr. Schaeffer dated August 6, 2014—monthly vest ((previously filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q, filed on August 7, 2014, and incorporated herein by reference).
10.34
Restricted Stock Award to Mr. Schaeffer dated August 6, 2014—cliff vest (previously filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q, filed on August 7, 2014, and incorporated herein by reference).

10.35	Restricted Stock Award, dated as of November 3, 2014, between the Company and Thaddeus ("Tad") Weed (previously filed Exhibit 10.1 to our Current Report on Form 8-K, filed on November 5, 2014, and incorporated herein by reference).
10.36
Restricted Stock Award, dated as of November 3, 2014, between the Company and Ernest Ortega (previously filed Exhibit 10.2 to our Current Report on Form 8-K, filed on November 5, 2014, and incorporated herein by reference).
10.37
Restricted Stock Award, dated as of November 3, 2014, between the Company and Robert Beury (previously filed Exhibit 10.3 to our Current Report on Form 8-K, filed on November 5, 2014, and incorporated herein by reference).
10.38
Restricted Stock Award, dated as of November 3, 2014, between the Company and Timothy O'Neill (previously filed Exhibit 10.4 to our Current Report on Form 8-K, filed on November 5, 2014, and incorporated herein by reference).
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
101
The following materials from the Annual Report on Form 10-K of Cogent Communications Group, Inc. for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Statements of Changes in Stockholders' Equity. (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

•
Confidential treatment requested and obtained as to certain portions. Portions have been omitted pursuant to this request where indicated by an asterisk.

Schedule II

COGENT COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	(Deductions)	Balance at End of Period
Allowance for doubtful accounts (deducted from accounts receivable)(a)
Year ended December 31, 2012	$3,345	$6,058	$(6,320)	$3,083
Year ended December 31, 2013	$3,083	$4,731	$(5,943)	$1,871
Year ended December 31, 2014	$1,871	$5,046	$(5,210)	$1,707
Allowance for Unfulfilled Customer Purchase Obligations (deducted from accounts receivable)
Year ended December 31, 2012	$1,859	$6,888	$(7,065)	$1,682
Year ended December 31, 2013	$1,682	$4,690	$(4,228)	$2,144
Year ended December 31, 2014	$2,144	$5,082	$(5,678)	$1,548
Deferred tax valuation allowance
Year ended December 31, 2012	$370,293	$18,200	$(33)	$388,460
Year ended December 31, 2013	$388,460	$5,542	$(39,465)	$354,537
Year ended December 31, 2014	$354,537	$10,436	$(19,723)	$345,250

(a)
Bad debt expense, net of recoveries, was approximately $3.7 million for the year ended December 31, 2014, $3.5 million for the year ended December 31, 2013 and $5.1 million for the year ended December 31, 2012.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COGENT COMMUNICATIONS HOLDINGS, INC.
Dated: February 27, 2015	By:	/s/ DAVID SCHAEFFER
		Name:	David Schaeffer
		Title:	Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID SCHAEFFER David Schaeffer	Chairman and Chief Executive Officer (Principal Executive Officer)	February 27, 2015
/s/ THADDEUS G. WEED Thaddeus G. Weed	Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2015
/s/ TIMOTHY WEINGARTEN Timothy Weingarten	Director	February 27, 2015
/s/ STEVEN BROOKS Steven Brooks	Director	February 27, 2015
/s/ RICHARD T. LIEBHABER Richard T. Liebhaber	Director	February 27, 2015
/s/ DAVID BLAKE BATH David Blake Bath	Director	February 27, 2015
/s/ MARC MONTAGNER Marc Montagner	Director	February 27, 2015