Form 10-Q
period 2015-03-31
COGENT COMMUNICATIONS HOLDINGS, INC.
filed 2015-05-08
CIK 1158324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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

Common Stock, $.001 par value 46,049,729 Shares Outstanding as of April 30, 2015

INDEX

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Condensed Consolidated Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets of Cogent Communications Holdings, Inc., and Subsidiaries as of March 31, 2015 (Unaudited) and December 31, 2014	3
	Condensed Consolidated Statements of Comprehensive Income of Cogent Communications Holdings, Inc., and Subsidiaries for the Three Months Ended March 31, 2015 and March 31, 2014 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows of Cogent Communications Holdings, Inc., and Subsidiaries for the Three Months Ended March 31, 2015 and March 31, 2014 (Unaudited)	5
	Notes to Interim Condensed Consolidated Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18
Item 4.	Controls and Procedures	18

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	18
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 5.	Other Information	19
Item 6.	Exhibits	19
SIGNATURES		19
CERTIFICATIONS

PART I FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2015 AND DECEMBER 31, 2014

(IN THOUSANDS, EXCEPT SHARE DATA)

	March 31, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$260,050	$287,790
Accounts receivable, net of allowance for doubtful accounts of $1,902 and $1,707, respectively	29,761	33,089
Prepaid expenses and other current assets	22,158	18,762
Total current assets	311,969	339,641
Property and equipment, net	343,429	360,761
Deferred tax assets - noncurrent	48,085	48,963
Deposits and other assets - $380 and $389 restricted, respectively	10,563	12,410
Total assets	$714,046	$761,775

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$16,752	$13,287
Accrued and other current liabilities	38,214	32,151
Current maturities, capital lease obligations	13,286	14,594
Total current liabilities	68,252	60,032
Senior secured notes including premium of $4,230	—	244,230
Senior secured notes	250,000	—
Senior unsecured notes	200,000	200,000
Capital lease obligations, net of current maturities	118,684	151,944
Other long term liabilities	22,858	21,775
Total liabilities	659,794	677,981
Commitments and contingencies:
Stockholders’ equity:
Common stock, $0.001 par value; 75,000,000 shares authorized; 46,194,626 and 46,398,729 shares issued and outstanding, respectively	46	46
Additional paid-in capital	456,016	460,576
Accumulated other comprehensive income — foreign currency translation	(13,858)	(6,462)
Accumulated deficit	(387,952)	(370,366)
Total stockholders’ equity	54,252	83,794
Total liabilities and stockholders’ equity	$714,046	$761,775

The accompanying notes are an integral part of these condensed consolidated balance sheets.

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND MARCH 31, 2014

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
	(Unaudited)	(Unaudited)
Service revenue	$97,242	$92,937
Operating expenses:
Network operations (including $172 and $113 of equity-based compensation expense, respectively, exclusive of depreciation and amortization shown separately below)	41,079	38,836
Selling, general, and administrative (including $2,969 and $1,893 of equity-based compensation expense, respectively)	29,677	26,285
Depreciation and amortization	17,513	17,204
Total operating expenses	88,269	82,325
Gain on capital lease termination	10,110	—
Gains on equipment transactions	1,548	2,295
Loss on debt extinguishment and redemption	(10,144)	—
Operating income	10,487	12,907
Interest income and other, net	97	137
Interest expense	(11,307)	(11,303)
(Loss) income before income taxes	(723)	1,741
Income tax provision	(862)	(1,616)
Net (loss) income	$(1,585)	$125

Comprehensive (loss) income:
Net (loss) income	$(1,585)	$125
Foreign currency translation adjustment	(7,396)	(462)
Comprehensive (loss)	$(8,981)	$(337)

Net (loss) income per common share:
Basic and diluted net (loss) income per common share	$(0.04)	$0.00

Dividends declared per common share	$0.35	$0.39

Weighted-average common shares - basic	45,158,250	46,409,735

Weighted-average common shares - diluted	45,158,250	46,907,360

The accompanying notes are an integral part of these condensed consolidated statements.

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND MARCH 31, 2014

(IN THOUSANDS)

	Three months Ended March 31, 2015	Three months Ended March 31, 2014
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net (loss) income	$(1,585)	$125
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	17,513	17,204
Amortization of debt discount and premium	(164)	1,415
Equity-based compensation expense (net of amounts capitalized)	3,141	2,006
Loss on debt extinguishment and redemption	10,144	—
Gain on capital lease termination	(10,110)	—
(Gains) losses — equipment transactions and other, net	(1,022)	(2,258)
Deferred income taxes	822	1,229
Changes in operating assets and liabilities:
Accounts receivable	2,123	(2,554)
Prepaid expenses and other current assets	(4,550)	(5,143)
Accounts payable, accrued liabilities and other long-term liabilities	2,088	(1,466)
Deposits and other assets	(28)	78
Net cash provided by operating activities	18,372	10,636
Cash flows from investing activities:
Purchases of property and equipment	(12,916)	(15,623)
Proceeds from dispositions of assets	—	27
Net cash used in investing activities	(12,916)	(15,596)
Cash flows from financing activities:
Dividends paid	(16,001)	(18,352)
Purchases of common stock	(8,119)	(14,196)
Net proceeds from issuance of senior secured notes	248,659	—
Redemption of senior secured notes	(251,280)	—
Proceeds from exercises of stock options	130	155
Principal payments of capital lease obligations	(3,650)	(3,379)
Net cash used in financing activities	(30,261)	(35,772)
Effect of exchange rates changes on cash	(2,935)	(387)
Net increase in cash and cash equivalents	(27,740)	(41,119)
Cash and cash equivalents, beginning of period	287,790	304,866
Cash and cash equivalents, end of period	$260,050	$263,747
Supplemental disclosure of non-cash financing activities:
Non-cash component of network equipment obtained in exchange transactions	$3,956	$2,235
PP&E obtained for note payable	1,704	—
Capital lease obligations incurred	$4,217	$4,224

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

In addition to providing its on-net services, the Company provides Internet connectivity to customers that are not located in buildings directly connected to its network. The Company provides this off-net service primarily to corporate customers in North America using other carriers’ facilities to provide the “last mile” portion of the link from the customers’ premises to the Company’s network. The Company also provides certain non-core services that resulted from acquisitions. The Company continues to support but does not actively sell these non-core services.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited condensed consolidated financial statements reflect all normal recurring adjustments that the Company considers necessary for the fair presentation of its results of operations and cash flows for the interim periods covered, and of the financial position of the Company at the date of the interim condensed consolidated balance sheet. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. While the Company believes that the disclosures are adequate to not make the information misleading, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in its 2014 annual report on Form 10-K.

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

Financial instruments

At March 31, 2015, the carrying amount of cash and cash equivalents, accounts receivable, prepaid and other current assets, accounts payable and accrued expenses approximated fair value because of the short-term nature of these instruments. The Company measures its cash equivalents at amortized cost, which approximates fair value based upon quoted market prices (Level 1). Based upon recent trading prices (Level 2 — market approach) at March 31, 2015 the fair value of the Company’s $200.0 million senior unsecured notes was $196.0 million and the fair value of the Company’s $250.0 million senior secured notes was $248.8 million.

The Company was party to letters of credit totaling $0.3 million as of March 31, 2015. These letters of credit are secured by investments that are restricted and included in other assets.

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

Shares of restricted stock are included in the computation of basic EPS as they vest and are included in diluted EPS, to the extent they are dilutive, determined using the treasury stock method. As of March 31, 2015 and 2014, 1.2 million and 0.9 million unvested shares of restricted common stock, respectively, are not included in the computation of basic income per share, as these shares were not vested. Using the “if-converted” method, the shares issuable upon conversion of the Company’s convertible senior notes (the “Convertible Notes”) were anti-dilutive for the three months ended March 31, 2014. Accordingly, that impact has been excluded from the computation of diluted loss per share. The Convertible Notes were convertible into 2.0 million shares of the Company’s common stock at March 31, 2014.  The Convertible Notes were repaid in June 2014 and are no longer outstanding.  For the three months ended March 31, 2015 and 2014, the Company’s employees exercised options for 6,459 and 9,757 common shares, respectively.

The following details the determination of diluted weighted average shares for the three months ended March 31, 2014:

Three Months Ended March 31, 2014
Weighted average common shares - basic	46,409,735
Dilutive effect of stock options	77,738
Dilutive effect of restricted stock	419,887
Weighted average common shares - diluted	46,907,360

Recent Accounting Pronouncements

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers , which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company beginning on January 1, 2017. Early application is not permitted. A one year deferral of the new standard was recently proposed which, if adopted would defer the effective date to January 1, 2018. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest  — Simplifying the Presentation of Debt Issuance Costs. The ASU will require debt issuance costs to be presented as a deduction from the corresponding debt liability making the presentation of debt costs consistent with the presentation of debt discounts or premiums. The new standard is effective for the Company on January 1, 2016 and the ASU must be applied retrospectively to all prior periods.

2. Property and equipment:

Depreciation and amortization expense related to property and equipment and capital leases was $17.5 million and $17.1 million for the three months ended March 31, 2015 and 2014, respectively. The Company capitalized salaries and related benefits of employees working directly on the construction and build-out of its network of $2.2 million and $2.0 million for the three months ended March 31, 2015 and 2014, respectively.

Exchange agreement

In the three months ended March 31, 2015 and 2014, the Company exchanged certain used network equipment for new network equipment and cash consideration. The fair value of the equipment received was estimated to be $6.6 million and $4.7 million, respectively, after considering the cash component the transactions resulted in gains of $1.5 million and $2.2 million, respectively. The estimated fair value of the equipment received was based upon the cash consideration price the Company pays for the new network equipment on a standalone basis (Level 3).

Purchase and installment payment agreements

In January 2015, the Company entered into a purchase agreement with a vendor. Under the purchase agreement the Company is required to purchase a total of $28.9 million of network equipment during the eighteen month term.  As of March 31, 2015, the Company was required to make an additional $26.6 million of purchases under the purchase agreement. In March 2015, the Company entered into an installment payment agreement (“IPA”) with this vendor.  Under the IPA the Company may purchase up to $25.0 million of network equipment through July 2015 in exchange for interest free note obligations each with a twenty-four month term.  There are no payments under each note obligation for the first six months followed by eighteen equal installment payments for the remaining eighteen month term. As of March 31, 2015, the Company had entered into $1.7 million of note obligations under the IPA.  The Company recorded the net present value of the note obligation utilizing an imputed interest rate.  The resulting discount totaling $0.1 million as of March 31, 2015, under the note obligations is being amortized over the note term using the effective interest rate method.

Gain on capital lease termination

In March 2015 the Company elected to terminate certain IRU capital lease obligations in Spain with a vendor.  The Company has obtained alternative fiber to serve its customers in Spain. Under its estimate of the termination provisions of the related contracts the Company has recorded an estimated termination liability of $8.1 million included in accrued and other current liabilities.  The difference between the remaining carrying amount of the related IRU capital lease ($29.9 million), liabilities the remaining net book value of the IRU assets ($10.0 million) and the termination liability and amounts due through the termination date has been recorded as a gain on capital lease termination of $10.1 million.

3. Long-term debt:

Debt extinguishment, redemption and new debt issuance- $250.0 million

In March 2015, Group redeemed its $240.0 million 8.375% senior notes due in 2018 (the “2018 Notes”) with the proceeds from its February 2015 issuance of $250.0 million of 5.375% senior secured notes (the “2022 Notes”) and existing cash on hand. In February 2015 the Company deposited $251.6 million with the trustee for the benefit of the holders of the 2018 Notes in order to redeem on March 12, 2015 the entire outstanding amount of 2018 Notes at a redemption price of 104.188% of the $240.0 million principal amount thereof plus accrued and unpaid interest. As a result of this transaction the Company incurred a loss on debt extinguishment and redemption of $10.1 million in the three months ended March 31, 2015.

The 2022 Notes were sold in private offerings for resale to qualified institutional buyers pursuant to SEC Rule 144A and mature on March 1, 2022. Interest accrues at 5.375% beginning on February 20, 2015 and is paid semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2015. The net proceeds from the offering were $248.7 million after deducting discounts and commissions and offering expenses.  Issuance costs are included in deposits and other assets.  The net proceeds from the offering are intended to be used for general corporate purposes.

The indenture governing the 2022 Notes provides that the Company and each of the Company’s existing domestic subsidiaries and future material domestic subsidiaries guarantee the 2022 Notes, subject to certain exceptions and permitted liens. The 2022 Notes are also secured by a pledge of all of the equity interests in Group’s domestic subsidiaries and 65% of the equity interests in Group’s first-tier foreign subsidiaries. The 2022 Notes and the subsidiary guarantees will be the Company’s and the subsidiary guarantors’ senior indebtedness and will rank pari passu in right of payment with all of the Company’s and the subsidiary guarantors’ existing and future senior indebtedness, effectively senior to Group’s senior unsecured indebtedness to the extent of the value of the collateral securing the 2022 Notes and the subsidiary guarantees, including Group’s $200.0 million 2021 Notes that were issued on April 9, 2014 and senior to any of the Company’s and the subsidiary guarantors’ future subordinated indebtedness. The 2022 Notes are structurally subordinated to the liabilities of the non-guarantor subsidiaries and are effectively subordinated to the Company’s and the subsidiary guarantors’ secured indebtedness to the extent of the value of the collateral securing such indebtedness on a basis senior to the 2022 Notes and the subsidiary guarantees. Holdings is also a guarantor of the 2022 Notes; however Holdings’s guarantee is unsecured and thus its guarantee is not secured by any of the Holdings assets. Holdings is also not subject to the covenants under the indenture governing the 2022 Notes.

The 2022 Notes may be redeemed prior to December 1, 2021 (three months prior to the maturity date of the Notes) in whole or from time to time in part, at a redemption price equal to the sum of (1) 100% of the principal amount plus accrued and unpaid interest, if any, to, but not including, the redemption date, and (2) a make-whole premium, if any. The make-whole premium is the excess of (1) the net present value, on the redemption date, of the principal being redeemed or paid and the amount of interest (exclusive of interest accrued to the date of redemption) that would have been payable if such redemption had not been made, over (2) the aggregate principal amount of the notes being redeemed or paid. Net present value shall be determined by discounting, on a semi-annual basis, such principal and interest at the reinvestment rate (as determined in the indenture governing the 2022 Notes) from the respective dates on which such principal and interest would have been payable if such redemption had not been made. In addition, at any time on or after December 1, 2021 (three months prior to the maturity date of the Notes), the Issuer may redeem the 2022 Notes, in whole and or in part, at a redemption price equal to 100% of the principal amount of the 2022 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but not including, the redemption date.

The indenture governing the 2022 Notes, among other things, limits the Company’s ability to incur indebtedness; to pay dividends or make other distributions; to make certain investments and other restricted payments; to create liens; consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; to incur restrictions on the ability of a subsidiary to pay dividends or make other payments; and to enter into certain transactions with its affiliates.  Limitations on the ability to incur additional indebtedness (excluding IRU agreements incurred in the normal course of business) include a restriction on incurring additional indebtedness if the Company’s consolidated leverage ratio, as defined in the Indenture is greater than 5.0.  Permitted investments and payments that are not restricted total $75.8 million as of March 31, 2015 plus Holdings permitted investments of $49.8 million as of March 31, 2015 which are not subject to these limitations for a total permitted investment amount of $125.6 million as of March 31, 2015.  This amount may be increased by the Company’s consolidated cash flow, as defined in the Indenture as long as the Company’s consolidated leverage ratio is less than 4.25.

Senior unsecured notes- $200.0 million

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

The 2021 Notes were issued pursuant to, and are governed by the Indenture between Cogent Finance and the trustee. The 2021 Notes bear interest at a rate of 5.625% per year and mature on April 15, 2021. Interest began to accrue on the 2021 Notes on April 9, 2014 and is paid semi-annually on April 15 and October 15, commencing on October 15, 2014.  Following the Escrow Release Date, the 2021 Notes became Group’s senior unsecured obligations and are guaranteed on a senior unsecured basis by the Company.  The 2021 Notes are effectively subordinated in right of payment to all of Group’s and each guarantor’s secured indebtedness and future secured indebtedness, if any, to the extent of the value of the assets securing such indebtedness.  The 2021 Notes are equal in right of payment with Group’s and each guarantor’s unsecured indebtedness that is not subordinated in right of payment to the 2021 Notes. The 2021 Notes rank senior in right of payment to Group’s and each guarantor’s future subordinated debt, if any; and are structurally subordinated in right of payment to all indebtedness and other liabilities of any of the Group’s subsidiaries that are not guarantors, which consists of immaterial subsidiaries and foreign subsidiaries that do not guarantee other indebtedness of Group.

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

The indenture governing the 2021 Notes, among other things, limits the Company’s ability to incur indebtedness; to pay dividends or make other distributions; to make certain investments and other restricted payments; to create liens; consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; to incur restrictions on the ability of a subsidiary to pay dividends or make other payments; and to enter into certain transactions with its affiliates.  Limitations on the ability to incur additional indebtedness (excluding IRU agreements incurred in the normal course of business) include a restriction on incurring additional indebtedness if the Company’s consolidated leverage ratio, as defined in the Indenture is greater than 5.0.  Permitted investments and payments that are not restricted total $75.8 million as of March 31, 2015 plus Holdings permitted investments of $49.8 million as of March 31, 2015 which are not subject to these limitations for a total permitted investment amount of $125.6 million as of March 31, 2015.  This amount may be increased by the Company’s consolidated cash flow, as defined in the Indenture as long as the Company’s consolidated leverage ratio is less than 4.25.

Senior secured notes- $240.0 million

On January 26, 2011 and on August 19, 2013, the Company issued its 8.375% 2018 Notes for aggregate principal amounts of $175.0 million and $65.0 million, respectively, in private offerings for resale to qualified institutional buyers pursuant to SEC Rule 144A. The 2018 Notes were secured and bore interest at 8.375% per annum. Interest was payable in cash semiannually in arrears on February 15 and August 15, of each year. On January 26, 2011, the Company received net proceeds of $170.5 million after deducting $4.5 million of issuance costs from issuing $175.0 million of its 2018 Notes. On August 19, 2013, the Company received net proceeds of approximately $69.9 million after deducting $1.0 million of issuance costs from issuing $65.0 million of 2018 Notes. The 2018 Notes sold in August 2013 were sold at 109.00% of par value. The resulting $5.9 million premium was being amortized as a reduction to interest expense to the maturity date using the effective interest rate method.  In March 2015, the 2018 Notes were extinguished and redeemed with the proceeds of the Company’s issuance of its $250.0 million of 2022 Notes and cash on hand.

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

The amount of interest expense recognized and effective interest rate for the Convertible Notes were as follows (in thousands):

Three Months Ended March 31, 2014

Contractual coupon interest	$230
Amortization of discount and costs on Notes	1,689
Interest expense	$1,919
Effective interest rate	8.7%

4. Commitments and contingencies :

Current and potential litigation

In accordance with the accounting guidance for contingencies, the Company accrues its estimate of a contingent liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Where it is probable that a liability has been incurred and there is a range of expected loss for which no amount in the range is more likely than any other amount, the Company accrues at the low end of the range. The Company reviews its accruals at least quarterly and adjusts them to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular matter. The Company has taken certain positions related to its obligations for leased circuit and dark fiber obligations for which it is reasonably possible could result in a loss of up to $2.2 million in excess of the amount accrued at March 31, 2015.

On March 27, 2015 the City of Sunrise Firefighters Retirement Fund (“Plaintiff”) filed suit against the Company in the Court of Chancery of the State of Delaware alleging that certain bylaw amendments regarding litigation had been adopted by the board in violation of Delaware law.  On March 30, the Company rescinded the amendments to the bylaws and withdrew from the proxy a request that the stockholders give an advisory vote on the amendments.  On April 1, the Company filed a supplement to the proxy, which acknowledged that the Company’s certificate of incorporation does not give the Company’s board of directors the power to amend the bylaws of the Company and that the provision of the bylaws that purports to give the board of directors such authority is not enforceable absent a grant of such authority in the certificate of incorporation.  The board of directors agreed that it will not seek to adopt, amend or repeal any bylaws other than by a vote of stockholders, unless such power is conferred on the board of directors through an amendment to the Company’s certificate of incorporation.

The Company and Plaintiff have entered into a Memorandum of Understanding to settle the lawsuit, subject to Court approval.  Pursuant to the proposed settlement, the Company agreed that the lawsuit was the sole cause of the Company’s above-referenced March 30 and April 1 disclosures.  In exchange, Plaintiff will consent to dismissal of this case with prejudice and the parties will exchange mutual releases.  Plaintiff has indicated it will seek an award of attorney’s fees from the Court of an unknown amount.  The Company has reserved the right to contest the amount of fees that may be awarded.

Certain former sales employees of the Company filed a collective action against the Company in December 2011 in the United States District Court, Southern District of Texas, Houston Division alleging misclassification of the Company’s sales employees throughout the United States in violation of the Fair Labor Standards Act. The lawsuit sought to recover pay for allegedly unpaid overtime and other damages, including attorney’s fees. In March 2014, the judge de-certified the collective action. Each of the former employees that opted-in to the collective action retained the right to file an individual action. Approximately 70 former employees did so. The Company has settled a number of the cases that were filed and made the required settlement payments. Currently, four cases remain, of which two have been settled pending signature of the settlement agreements and/or court approval of the same. In the two remaining cases, the plaintiffs seek certification of a class or collective action related to the employees in that jurisdiction. The Company denies the claims and believes that the claims for unpaid overtime are without merit. The Company believes its classification of sales employees is in compliance with applicable law.

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

5.    Income taxes:

The effective income tax rates for the three months ended March 31, 2015 and 2014 are different from the U.S. federal income tax statutory rate of 35.0% primarily due to the impact of discrete expenses.  Since the Company is near breakeven these discrete items result in a significant impact on the effective income tax rate during the period.  Additional deviation from the U.S. federal income tax statutory rate are due to permanent differences resulting from non-deductible equity-based compensation expense and from the impact of state taxes and foreign losses that have not met the criteria for recording as an income tax benefit. The components of income (loss) before income taxes consist of the following (in thousands):

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014

Domestic	$(5,176)	$8,436
Foreign	4,453	(6,695)
Total	$(723)	$1,741

6. Common stock buyback program:

The Company’s board of directors has approved purchases of the Company’s common stock under a buyback program (the “Buyback Program”) through February 29, 2016.  At March 31, 2015, there was approximately $29.1 million remaining for purchases under the Buyback Program.  During the three months ended March 31, 2015 and 2014, the Company purchased 0.2 million shares and 0.4 million shares of its common stock for $8.1 million and $14.2 million, respectively.

7. Dividends on common stock:

Dividends are recorded as a reduction to retained earnings. Dividends on unvested restricted shares of common stock are paid as the awards vest. The Company’s initial quarterly dividend payment was made in the third quarter of 2012. In addition to the Company’s regular quarterly dividends, in 2013, the Company’s board of directors approved an additional return of capital program (the “Capital Program”). Under the Capital Program the Company plans on returning additional capital to the Company’s shareholders each quarter through either stock buybacks or a special dividend or a combination of stock buybacks and a special dividend. The aggregate payment under the Capital Program initially was a minimum of $10.0 million each quarter and was increased to be a minimum of $12.0 million each quarter. Amounts paid under the Capital Program are in addition to the Company’s regular quarterly dividend payments.

On April 16, 2015, the Company’s board of directors approved the payment of the Company’s quarterly dividend of $0.42 per common share.  The dividend for the second quarter of 2015 will be paid to holders of record on May 22, 2015. This estimated $19.0 million dividend payment is expected to be made on June 12, 2015.

A summary of the Company’s quarterly dividends paid since its initial dividend payment is as follows (in thousands, except per share amounts):

Dividend Period	Amount per Common Share	Record Date	Payment Date	Dividends Paid
Q3 2012	$0.10	August 22, 2012	September 12, 2012	$4,537
Q4 2012	$0.11	November 21, 2012	December 12, 2102	$5,012
Q1 2013	$0.12	March 4, 2013	March 15, 2013	$5,489
Q2 2013	$0.13	May 31, 2013	June 18, 2013	$6,145
Q3 2013	$0.14	September 5, 2013	September 25, 2013	$6,512
Q4 2013	$0.37	November 27, 2013	December 20, 2013	$17,206
Q1 2014	$0.39	March 7, 2014	March 27, 2014	$18,352
Q2 2014	$0.17	May 30, 2014	June 18, 2014	$7,882
Q3 2014	$0.30	August 29, 2014	September 19, 2014	$13,792
Q4 2014	$0.31	November 26, 2014	December 12, 2014	$14,190
Q1 2015	$0.35	March 11, 2015	March 26, 2015	$16,001

A summary of the Company’s amounts paid under the Capital Program is as follows (in thousands, except per share amounts):

Dividend Period	Capital Program Amount	Stock Buyback Amount During the Period	Stock Buyback Amount Greater than Capital Program Amount?	Payment Under Capital Program Paid As Dividend (1)	Amount Per Share Paid As Dividends Under the Capital Program
Q3 2013	$10,000	$—	No	$—	$—
Q4 2013	$10,500	$—	No	$10,186	$0.22
Q1 2014	$10,500	$14,196	Yes	$10,707	$0.23
Q2 2014	$10,500	$17,888	Yes	$—	$—
Q3 2014	$12,000	$15,943	Yes	$—	$—
Q4 2014	$12,000	$10,555	No	$—	$—
Q1 2015	$12,000	$8,119	No	$1,357	$0.03

(1)         Under the Capital Program if the amount spent on stock buybacks during a quarter is less than the program amount the difference is added to the dividend payment for the following quarter. Since the stock buyback amount for the first quarter of 2015 was $8.1 million and less than the Capital Program amount of $12.0 million an additional $3.9 million or $0.09 per share will be added to the second quarter 2015 regular dividend.

The payment of any future dividends and any other returns of capital will be at the discretion of the Company’s board of directors and may be reduced, eliminated or increased and will be dependent upon the Company’s financial position, results of operations, available cash, cash flow, capital requirements, limitations under the Company’s debt indentures as described in Note 3, and other factors deemed relevant by the Company’s board of directors. The Company is a Delaware Corporation and under the General Corporate Law of the State of Delaware distributions may be restricted including a restriction that distributions, including stock purchases and dividends, do not result in an impairment of a corporation’s capital, as defined under Delaware Law.

8. Related party transactions:

Office lease

The Company’s headquarters is currently located in an office building owned by Niobium LLC (a successor to 6715 Kenilworth Avenue Partnership). The two owners of Niobium LLC are the Company’s Chief Executive Officer, David Schaeffer, who has a 51% interest in Niobium LLC and his wife who has a 49% interest. The Company paid $0.1 million and $0.2 million in the three months ended March 31, 2015 and 2014, respectively, for rent and related costs (including taxes and utilities) to Niobium LLC, respectively. The lease was scheduled to end on August 31, 2016 and was cancellable by the Company upon 60 days’ notice. In April 2015, the Company terminated the lease effective as of May 10, 2015.

In April 2015, the Company entered into a new lease agreement for its headquarters building with Sodium LLC whose two owners are the Company’s Chief Executive Officer, David Schaeffer, who has a 51% interest in Sodium LLC and his wife who has a 49% interest. The fixed annual rent is $1.0 million per year plus an allocation of taxes and utilities.  The lease term is for five years and is cancellable by the Company upon 60 days’ notice. The Company’s audit committee reviews and approves all transactions with related parties.

9. Segment information:

The Company operates as one operating segment. The Company’s service revenue and long lived assets by geographic region are as follows (in thousands):

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Revenues
North America	$79,638	$73,043
Europe	17,604	19,894
Total	$97,242	$92,937

	March 31, 2015	December 31, 2014
Long lived assets, net
North America	$269,558	$266,713
Europe	73,900	94,082
Total	$343,458	$360,795

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

Future economic instability in the global economy, which could affect spending on Internet services; the impact of changing foreign exchange rates (in particular the Euro to US dollar and Canadian dollar to US dollar exchange rates) on the translation of our non-US dollar denominated revenues, expenses, assets and liabilities; legal and operational difficulties in new markets; the imposition of a requirement that we contribute to the US Universal Service Fund; changes in government policy and/or regulation, including rules regarding data protection, cyber security and net neutrality; increasing competition leading to lower prices for our services; our ability to attract new customers and to increase and maintain the volume of traffic on our network; the ability to maintain our Internet peering arrangements on favorable terms; our reliance on an equipment vendor, Cisco Systems Inc., and the potential for hardware or software problems associated with such equipment; the dependence of our network on the quality and dependability of third-party fiber providers; our ability to retain certain customers that comprise a significant portion of our revenue base; the management of network failures and/or disruptions; and outcomes in litigation as well as other risks discussed from time to time in our filings with the Securities and Exchange Commission, including, without limitation, our annual report on Form 10-K for the fiscal year ended December 31, 2014.

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

Our off-net services are sold to businesses that are connected to our network primarily by means of “last mile” access service lines obtained from other carriers, primarily in the form of metropolitan Ethernet, circuits. Our non-core services, which consist primarily of legacy services of companies whose assets or businesses we have acquired, primarily include voice services (only provided in Toronto, Canada). We do not actively market these non-core services and expect the service revenue associated with them to continue to decline.

Our network is comprised of in-building riser facilities, metropolitan optical fiber networks, metropolitan traffic aggregation points and inter-city transport facilities. Our network is physically connected entirely through our facilities to 2,155 buildings in which we provide our on-net services, including 1,488 multi-tenant office buildings. We also provide on-net services in carrier-neutral colocation facilities, Cogent controlled data centers and single-tenant office buildings. We operate 49 Cogent controlled data centers totaling over 550,000 square feet.  Because of our integrated network architecture, we are not dependent on local telephone companies to serve our on-net customers. We emphasize the sale of our on-net services because we believe we have a competitive advantage in providing these services and these services generate gross profit margins that are greater than the gross profit margins of our off-net services.

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

Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

The following summary table presents a comparison of our results of operations with respect to certain key financial measures. The comparisons illustrated in the table are discussed in greater detail below.

	Three months ended March 31,		Percent
	2015	2014	Change
	(in thousands)
Service revenue	$97,242	$92,937	4.6%
On-net revenue	71,234	69,087	3.1%
Off-net revenue	25,730	23,498	9.5%
Non-core revenue	278	352	(21.0)%
Network operations expenses (1)	41,079	38,836	5.8%
Selling, general, and administrative expenses (2)	29,677	26,285	12.9%
Gains on equipment transactions	1,548	2,295	(32.5)%
Gain on lease termination	10,110	—	NM
Depreciation and amortization expenses	17,513	17,204	1.8%
Interest expense	11,307	11,303	0.0%
Loss on debt extinguishment and redemption	10,144	—	NM
Income tax provision	862	1,616	(46.7)%

(1)  Includes equity-based compensation expenses of $172 and $113 in the three months ended March 31, 2015 and 2014, respectively.

(2)  Includes equity-based compensation expenses of $2,969 and $1,893 in the three months ended March 31, 2015 and 2014, respectively.

NM — not meaningful

	Three Months Ended March 31,		Percent
	2015	2014	Change
Other Operating Data
Average Revenue Per Unit (ARPU)
ARPU—on net	$590	$649	(9.1)%
ARPU—off-net	$1,379	$1,516	(9.1)%
Average Price per Megabit — installed base	$1.73	$2.15	(19.5)%
Customer Connections—end of period
On-net	40,732	36,306	12.2%
Off-net	6,368	5,244	21.4%
Non-core	311	397	(21.7)%

Service Revenue. Our service revenue increased 4.6% for the three months ended March 31, 2015 from the three months ended March 31, 2014. The impact of exchange rates resulted in a decrease of revenues for the three months ended March 31, 2015 of approximately $4.3 million.  All foreign currency comparisons herein reflect our first quarter 2015 results translated at the average foreign currency exchange rates for the first quarter of 2014.  For the three months ended March 31, 2015 and 2014, on-net, off-net and non-core revenues represented 73.3%, 26.4% and 0.3% and 74.3%, 25.3% and 0.4% of our service revenue, respectively.

Revenues from our corporate and net centric customers represented 56.7% and 43.3% of total service revenue, respectively, for the three months ended March 31, 2015 and represented 51.5% and 48.5% of total service revenue, respectively, for the three months ended March 31, 2014.  Revenues from corporate customers increased 15.2% to $55.1 million for the three months ended March 31, 2015 from $47.9 million for the three months ended March 31, 2014.  Revenues from our net-centric customers decreased by 6.6% to $42.1 million for the three months ended March 31, 2015 from $45.1 million for the three months ended March 31, 2014 primarily due to the negative impact of foreign exchange.

Our on-net revenues increased 3.1% for the three months ended March 31, 2015 from the three months ended March 31, 2014. We increased the number of our on-net customer connections by 12.2% at March 31, 2015 from March 31, 2014. On-net customer connections increased at a greater rate than on-net revenues primarily due to the 9.1% decline in our on-net ARPU, primarily from a decline in ARPU for our net centric customers and from the negative impact of foreign exchange. ARPU is determined by dividing revenue for the period by the average customer connections for that period. Our average price per megabit for our installed base of customers is determined by dividing the aggregate monthly recurring fixed charges for those customers by the aggregate committed data rate for the same customers. The decline in on-net ARPU is partly attributed to volume and term based pricing discounts. Additionally, on-net customers who cancel their service from our installed base of customers, in general, have an ARPU that is greater than the ARPU for our new customers due to declining prices primarily for our on-net services sold to our net-centric customers. These trends resulted in the reduction to our on-net ARPU and a 19.5% decline in our average price per megabit for our installed base of customers.

Our off-net revenues increased 9.5% for the three months ended March 31, 2015 from the three months ended March 31, 2014.  Our off-net revenues increased as we increased the number of our off-net customer connections by 21.4% at March 31, 2015 from March 31, 2014. Our off-net customer connections increased at a greater rate than our off-net revenue primarily due to the 9.1% decrease in our off-net ARPU.

Our non-core revenues decreased 21.0% for the three months ended March 31, 2015 from the three months ended March 31, 2014. The number of our non-core customer connections decreased 21.7% at March 31, 2015 from March 31, 2014. We do not actively market these acquired non-core services and expect that the service revenue associated with them will continue to decline.

Network Operations Expenses. Network operations expenses include the costs of personnel associated with service delivery, network management and customer support, network facilities costs, fiber and equipment maintenance fees, leased circuit costs, and access and facilities fees paid to building owners. Non-cash equity-based compensation expense is included in network operations expenses consistent with the classification of the employee’s salary and other compensation. Our network operations expenses, including non-cash equity-based compensation expense, increased 5.8% for the three months ended March 31, 2015 from the three months ended March 31, 2014. The increase is primarily attributable to an increase in costs related to our network and facilities expansion activities and the increase in our off-net revenues.  When we provide off-net services we also assume the cost of the associated tail-circuits.

Selling, General, and Administrative (“SG&A”) Expenses. Our SG&A expenses, including non-cash equity-based compensation expense, increased 12.9% for the three months ended March 31, 2015 from the three months ended March 31, 2014. Non-cash equity-based compensation expense is included in SG&A expenses consistent with the classification of the employee’s salary and other compensation and was $3.0 million for the three months ended March 31, 2015 and $1.9 million for the three months ended March 31, 2014. SG&A expenses increased primarily from an increase in salaries and related costs required to support our expansion and the increase in our sales efforts and a $0.5 million increase in our legal and economic analysis fees primarily associated with U.S. net neutrality and interconnection regulatory matters. Our sales force headcount increased by 9.3% from 420 at March 31, 2014 to 459 at March 31, 2015.

Gains on Equipment Transactions.  In the three months ended March 31, 2015 and March 31, 2014, we exchanged certain used network equipment for new network equipment and cash consideration resulting in gains of $1.5 million and $2.2 million, respectively, based upon the estimated fair value of the new network equipment less the carrying amount of the returned used network equipment and the cash paid.

Gain on capital lease termination. In March 2015 we elected to terminate certain IRU capital lease obligations in Spain with a vendor.  Under our estimate of the termination provisions of the related contract we recorded an estimated termination liability of $8.1 million.  The difference between the remaining net present value of the related IRU capital leases ($29.9 million), the remaining net book value of the IRU assets ($10.0 million) and the termination liability and amounts due through the termination date was recorded as a gain on capital lease termination of $10.1 million in the three months ended March 31, 2015.

Depreciation and Amortization Expenses. Our depreciation and amortization expense increased 1.8% for the three months ended March 31, 2015 from the three months ended March 31, 2014. The increase is primarily due to the depreciation expense associated with the increase in deployed fixed assets.

Interest Expense.   Interest expense results from interest incurred on our $250.0 million of senior secured notes that we issued on February 20, 2015, $200.0 million of senior unsecured notes that we issued on April 9, 2014, $240.0 million of senior secured notes that we issued in August 2013 and January 2011 and redeemed in March 2015, $92.0 million of convertible senior notes that we issued in June 2007 and repaid in June 2014, and interest on our capital lease obligations. Our interest expense was unchanged for the three months ended March 31, 2015 from the three months ended March 31, 2014.

Debt extinguishment, redemption and new debt issuance- $250.0 million.  In March 2015, we redeemed our $240.0 million 8.375% senior notes due in 2018 at a redemption price of 104.188% of the $240.0 million principal amount thereof plus accrued and unpaid interest with the proceeds from our February 2015 issuance of $250.0 million of 5.375% senior secured notes and existing cash on hand. As a result of this transaction we incurred a loss on debt extinguishment and redemption of $10.1 million in the three months ended March 31, 2015.

Income Tax Provision.  Our income tax provision was $0.9 million for the three months ended March 31, 2015 and $1.6 million for the three months ended March 31, 2014. The effective income tax rates are different from the U.S. federal income tax statutory rate of 35.0% primarily due to the impact of discrete expenses.  Since we are near breakeven these discrete items result in a significant impact on the effective income tax rate during the period.  Additional deviation from the U.S. federal income tax statutory rate are due to permanent differences resulting from non-deductible equity-based compensation expense and from the impact of state taxes and foreign losses that have not met the criteria for recording as an income tax benefit.

Buildings On-net. As of March 31, 2015 and 2014, we had a total of 2,155 and 2,024 on-net buildings connected to our network, respectively.

Liquidity and Capital Resources

In assessing our liquidity, management reviews and analyzes our current cash balances, accounts receivable, accounts payable, accrued liabilities, capital expenditure commitments, and required capital lease and debt payments and other obligations.

Cash Flows

The following table sets forth our consolidated cash flows.

	Three months ended March 31,
(in thousands)	2015	2014
Net cash provided by operating activities	$18,372	$10,636
Net cash used in investing activities	(12,916)	(15,596)
Net cash used in financing activities	(30,261)	(35,772)
Effect of exchange rates on cash	(2,935)	(387)
Net decrease in cash and cash equivalents during period	$(27,740)	$(41,119)

Net Cash Provided by Operating Activities.  Our primary sources of operating cash are receipts from our customers who are billed on a monthly basis for our services. Our primary uses of operating cash are payments made to our vendors, employees and interest payments made to our capital lease vendors and our note holders.

Net Cash Used In Investing Activities.  Our primary use of cash for investing activities is for purchases of property and equipment. Purchases of property and equipment were $12.9 million and $15.6 million for the three months ended March 31, 2015 and 2014, respectively. The changes in purchases of property and equipment are primarily due to the timing and scope of our network expansion activities including geographic expansion and adding buildings to our network.

Net Cash Used In Financing Activities.  Our primary uses of cash for financing activities are for principal payments under our capital lease obligations, dividend payments, stock purchases and in the three months ended March 31, 2015 we redeemed our $240.0 million senior secured notes for a payment of $251.3 million.  During the three months ended March 31, 2015 and 2014 we paid $8.1 million and $14.2 million, respectively, for purchases of our common stock.  Principal payments under our capital lease were $3.7 million and $3.4 million for the three months ended March 31, 2015 and 2014, respectively.  During the three months ended March 31, 2015 and 2014 we paid $16.0 million and $18.4 million, respectively, for our quarterly dividend payments. During the three months ended March 31, 2015 we received net proceeds of $248.7 million from the issuance of our $250.0 million senior secured notes.

Cash Position and Indebtedness

Our total indebtedness at March 31, 2015 was $583.6 million and our total cash and cash equivalents were $260.0 million. Our total indebtedness at March 31, 2015 includes $132.0 million of capital lease obligations for dark fiber under long term IRU agreements.

Summarized Financial Information of Holdings

Holdings is an unrestricted subsidiary as defined under the indenture governing our 2021 Notes and our 2022 Notes and Holdings is also a guarantor under these notes.  Under the indenture we are required to disclose financial information of Holdings including its assets, liabilities and its operating results (“Holdings Financial Information”).  The Holdings Financial Information as of and for the three months ended March 31, 2015 is detailed below (in thousands).

March 31, 2015
(Unaudited)
Cash and cash equivalents	$50,175
Total assets	$50,175

Investment from subsidiaries	$118,664
Common stock	46
Retained deficit	(68,535)
Total equity	$50,175

Three Months Ended March 31, 2015
(Unaudited)
Equity-based compensation expense	3,430
Interest income	10
Net loss	$(3,420)

Common Stock Buyback Program

Our board of directors has approved purchases our common stock through February 29, 2016 under a buyback program (the “Buyback Program”).  We purchased approximately 0.2 million and 0.4 million shares for $8.1 million and $14.2 million during the three months ended March 31, 2015 and 2014, respectively.  As of March 31, 2015 there was a total of $29.1 million available under the Buyback Program.

Dividends on Common Stock and Return of Capital Program

Our initial quarterly dividend payment was made in the third quarter of 2012. In addition to our regular quarterly dividends, our board of directors has approved an additional return of capital program (the “Capital Program”) for our shareholders. Under the Capital Program we plan on returning additional capital to our shareholders each quarter through either stock buybacks or a special dividend or a combination of stock buybacks and a special dividend. The aggregate payment under the Capital Program was initially at least $10.0 million each quarter and was increased to be at least $12.0 million each quarter. Amounts paid under our Capital Program are in addition to our regular quarterly dividend payments. A summary of our quarterly dividends paid since our initial dividend payment and amounts paid under the Capital Program are included in Note 7 to our interim consolidated financial statements.

The payment of any future dividends and any other returns of capital will be at the discretion of our board of directors and may be reduced, eliminated or increased and will be dependent upon our financial position, results of operations, available cash, cash flow, capital requirements, limitations under the Company’s debt indentures as described in Note 3 to our interim condensed consolidated financial statements and other factors deemed relevant by our board of directors. We are a Delaware Corporation and under the General Corporate Law of the State of Delaware distributions may be restricted including a restriction that distributions, including stock purchases and dividends, do not result in an impairment of a corporation’s capital, as defined under Delaware Law.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments included in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2014, except for the issuance of our $250.0 million senior secured notes, the redemption of our $240.0 million senior secured notes and our purchase and installment payment agreements as described in Notes 2 and 3 to our interim condensed consolidated financial statements.

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

Critical Accounting Policies and Significant Estimates

Management believes that as of March 31, 2015, there have been no material changes to our critical accounting policies and significant estimates from those listed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2014.

Recent Accounting Pronouncements

Recent Accounting Pronouncements—to be Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers , which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for us on January 1, 2017. Early application is not permitted. A one year deferral of the new standard was recently proposed which, if adopted would defer the effective date to January 1, 2018. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest — Simplifying the Presentation of Debt Issuance Costs.  The ASU will require debt issuance costs to be presented as a deduction from the corresponding debt liability making the presentation of debt costs consistent with the presentation of debt discounts or premiums.   The new standard is effective for us on January 1, 2016 and the ASU must be applied retrospectively to all prior periods.

ITEM 3.                                                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management believes that as of March 31, 2015, there have been no material changes to our exposures to market risk from those disclosed in Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” of our annual report on Form 10-K for the year ended December 31, 2014.

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

As required by SEC Rule 13a-15(b), an evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, our management, including our principal executive officer and our principal financial officer, concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report.

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

The following table summarizes our common stock repurchases during the first quarter of 2015 made pursuant to this authorization. During the quarter, we did not purchase shares outside of this program, and all purchases were made by or on behalf of the Company and not by any “affiliated purchaser” (as defined by Rule 10b-18 of the Securities Exchange Act of 1934).

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or (Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2015	17,200	$34.58	17,200	$36,590,153
February 1-28, 2015	—	$—	—	$36,590,153
March 1-31, 2015	214,937	$35.01	214,937	$29,065,848

ITEM 5.                OTHER INFORMATION

Pursuant to Section 13(r) of the Securities Exchange Act of 1934, the Company is required to disclose certain business activities relating to Iran engaged in by itself or its affiliates. During the reporting period, C.C.D. Cogent Communications Deutschland GmbH (“Cogent Germany”), an indirect, wholly-owned subsidiary of the Company, provided on-net internet access and point-to-point connectivity services to PMS Press+Media Services GmbH, which the Company understands is affiliated with the Islamic Republic of Iran Broadcasting Company (“IRIB”), an Iranian state-owned entity. Cogent Germany received $10,008 in gross revenue during the reporting period. Cogent Germany did not have net profits during the reporting period. The Company has determined that these services were provided starting in June 2012.  The Company has determined that the amount of gross revenues for these services during prior reporting periods were $224,587.  Cogent Germany did not have any net profits during the prior reporting periods. Cogent Germany has terminated these services, and the matter has been voluntarily disclosed to the U.S. Department of Treasury’s Office of Foreign Assets Control (“OFAC”).

ITEM 6.                                                EXHIBITS.

(a) Exhibits

Exhibit Number	Description
3.2

Bylaws of Cogent Communications Holdings, Inc., as amended and restated by the Board of Directors on March 30, 2015 (previously filed as Exhibit 3.2 to our Current Report on Form 8-K/A, filed on March 30, 2015, and incorporated herein by reference).

4.1

Indenture related to the 5.375% Senior Secured Notes due 2022, dated as of February 20, 2015, among Cogent Communications Group, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee and collateral agent (previously filed as Exhibit 4.1 to our Current Report on Form 8-K, filed on February 20, 2015, and incorporated herein by reference).

31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer (furnished herewith)
32.2	Certification of Chief Financial Officer (furnished herewith)
101.1

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2015	COGENT COMMUNICATIONS HOLDINGS, INC.

	By:	/s/ David Schaeffer
Name: David Schaeffer
Title: Chairman of the Board and Chief Executive Officer

Date: May 8, 2015	By:	/s/ Thaddeus G. Weed
Name: Thaddeus G. Weed
Title: Chief Financial Officer (Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description
3.2

Bylaws of Cogent Communications Holdings, Inc., as amended and restated by the Board of Directors on March 30, 2015 (previously filed as Exhibit 3.2 to our Current Report on Form 8-K/A, filed on March 30, 2015, and incorporated herein by reference).

4.1

Indenture related to the 5.375% Senior Secured Notes due 2022, dated as of February 20, 2015, among Cogent Communications Group, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee and collateral agent (previously filed as Exhibit 4.1 to our Current Report on Form 8-K, filed on February 20, 2015, and incorporated herein by reference).

31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer (furnished herewith)
32.2	Certification of Chief Financial Officer (furnished herewith)
101.1

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31 2015, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (filed herewith).