Form 10-Q
period 2015-06-30
COGENT COMMUNICATIONS HOLDINGS, INC.
filed 2015-08-06
CIK 1158324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-51829

COGENT COMMUNICATIONS HOLDINGS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	46-5706863
(State of Incorporation)	(I.R.S. Employer
Identification Number)

2450 N Street N.W.

Washington, D.C. 20037

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

Common Stock, $.001 par value 45,598,018 Shares Outstanding as of July 31, 2015

INDEX

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Condensed Consolidated Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets of Cogent Communications Holdings, Inc., and Subsidiaries as of June 30, 2015 (Unaudited) and December 31, 2014	3
	Condensed Consolidated Statements of Comprehensive Income of Cogent Communications Holdings, Inc., and Subsidiaries for the Three Months Ended June 30, 2015 and June 30, 2014 (Unaudited)	4
	Condensed Consolidated Statements of Comprehensive Income of Cogent Communications Holdings, Inc., and Subsidiaries for the Six Months Ended June 30, 2015 and June 30, 2014 (Unaudited)	5
	Condensed Consolidated Statements of Cash Flows of Cogent Communications Holdings, Inc., and Subsidiaries for the Six Months Ended June 30, 2015 and June 30, 2014 (Unaudited)	6
	Notes to Interim Condensed Consolidated Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures	21

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	21
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 6.	Exhibits	22
SIGNATURES		22
CERTIFICATIONS

PART I FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2015 AND DECEMBER 31, 2014

(IN THOUSANDS, EXCEPT SHARE DATA)

	June 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$224,494	$287,790
Accounts receivable, net of allowance for doubtful accounts of $1,872 and $1,707, respectively	30,972	33,089
Prepaid expenses and other current assets	21,061	18,762
Total current assets	276,527	339,641
Property and equipment, net	347,550	360,761
Deferred tax assets - noncurrent	47,448	48,963
Deposits and other assets - $381 and $389 restricted, respectively	10,863	12,410
Total assets	$682,388	$761,775

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$15,489	$13,287
Accrued and other current liabilities	40,913	32,151
Current maturities, capital lease obligations	8,187	14,594
Total current liabilities	64,589	60,032
Senior secured notes including premium of $4,230	—	244,230
Senior secured notes	250,000	—
Senior unsecured notes	200,000	200,000
Capital lease obligations, net of current maturities	120,485	151,944
Other long term liabilities	25,125	21,775
Total liabilities	660,199	677,981
Commitments and contingencies:
Stockholders’ equity:
Common stock, $0.001 par value; 75,000,000 shares authorized; 45,631,978 and 46,398,729 shares issued and outstanding, respectively	46	46
Additional paid-in capital	440,401	460,576
Accumulated other comprehensive income — foreign currency translation	(12,175)	(6,462)
Accumulated deficit	(406,083)	(370,366)
Total stockholders’ equity	22,189	83,794
Total liabilities and stockholders’ equity	$682,388	$761,775

The accompanying notes are an integral part of these condensed consolidated balance sheets.

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED JUNE 30, 2015 AND JUNE 30, 2014

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014
	(Unaudited)	(Unaudited)
Service revenue	$98,799	$94,623
Operating expenses:
Network operations (including $160 and $114 of equity-based compensation expense, respectively, exclusive of depreciation and amortization shown separately below)	42,412	39,605
Selling, general, and administrative (including $2,938 and $1,759 of equity-based compensation expense, respectively)	28,925	26,139
Depreciation and amortization	17,371	17,301
Total operating expenses	88,708	83,045
Gains on equipment transactions	719	2,731
Operating income	10,810	14,309
Interest income and other, net	417	268
Interest expense	(9,692)	(13,790)
Income before income taxes	1,535	787
Income tax (provision) benefit	(695)	421
Net income	$840	$1,208

Comprehensive income:
Net income	$840	$1,208
Foreign currency translation adjustment	1,683	(44)
Comprehensive income	$2,523	$1,164

Net income per common share:
Basic and diluted net income per common share	$0.02	$0.03

Dividends declared per common share	$0.42	$0.17

Weighted-average common shares - basic	44,774,831	45,897,449

Weighted-average common shares - diluted	45,054,507	46,294,966

The accompanying notes are an integral part of these condensed consolidated statements.

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND JUNE 30, 2014

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
	(Unaudited)	(Unaudited)
Service revenue	$196,041	$187,560
Operating expenses:
Network operations (including $332 and $227 of equity-based compensation expense, respectively, exclusive of depreciation and amortization shown separately below)	83,491	78,442
Selling, general, and administrative (including $5,908 and $3,651 of equity-based compensation expense, respectively)	58,603	52,423
Depreciation and amortization	34,883	34,505
Total operating expenses	176,977	165,370
Gain on capital lease termination	10,110	—
Gains on equipment transactions	2,268	5,026
Loss on debt extinguishment and redemption	(10,144)	—
Operating income	21,298	27,216
Interest income and other, net	516	404
Interest expense	(21,000)	(25,092)
Income before income taxes	814	2,528
Income tax provision	(1,558)	(1,195)
Net (loss) income	$(744)	$1,333

Comprehensive (loss) income:
Net (loss) income	$(744)	$1,333
Foreign currency translation adjustment	(5,713)	(506)
Comprehensive (loss)	$(6,457)	$827

Net (loss) income per common share:
Basic and diluted net (loss) income per common share	$(0.02)	$0.03

Dividends declared per common share	$0.77	$0.56

Weighted-average common shares - basic	45,012,441	46,200,844

Weighted-average common shares - diluted	45,012,441	46,648,415

The accompanying notes are an integral part of these condensed consolidated statements.

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND JUNE 30, 2014

(IN THOUSANDS)

	Six months Ended June 30, 2015	Six months Ended June 30, 2014
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net (loss) income	$(744)	$1,333
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	34,883	34,505
Amortization of debt discount and premium	(127)	2,555
Equity-based compensation expense (net of amounts capitalized)	6,240	3,878
Loss on debt extinguishment and redemption	10,144	—
Gain on capital lease termination	(10,110)	—
(Gains) losses — equipment transactions and other, net	(1,837)	(4,959)
Deferred income taxes	1,475	772
Changes in operating assets and liabilities:
Accounts receivable, net	1,126	(2,970)
Prepaid expenses and other current assets	(3,124)	(3,678)
Accounts payable, accrued liabilities and other long-term liabilities	689	7,822
Deposits and other assets	(208)	(227)
Net cash provided by operating activities	38,407	39,031
Cash flows from investing activities:
Purchases of property and equipment	(23,782)	(31,608)
Proceeds from dispositions of assets	82	92
Net cash used in investing activities	(23,700)	(31,516)
Cash flows from financing activities:
Dividends paid	(34,973)	(26,234)
Purchases of common stock	(27,225)	(32,084)
Repayment of convertible senior notes	—	(91,978)
Net proceeds from issuance of senior unsecured notes	—	195,824
Net proceeds from issuance of senior secured notes	248,599	—
Redemption of senior secured notes	(251,280)	—
Proceeds from exercises of stock options	219	301
Principal payments of capital lease obligations	(10,982)	(8,146)
Net cash (used in) provided by financing activities	(75,642)	37,683
Effect of exchange rates changes on cash	(2,361)	(229)
Net (decrease) increase in cash and cash equivalents	(63,296)	44,969
Cash and cash equivalents, beginning of period	287,790	304,866
Cash and cash equivalents, end of period	$224,494	$349,835
Supplemental disclosure of non-cash financing activities:
Non-cash component of network equipment obtained in exchange transactions	$4,594	$4,900
PP&E obtained for note payable	5,597	—
Capital lease obligations incurred	$7,683	$7,671

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

Financial instruments

At June 30, 2015, the carrying amount of cash and cash equivalents, accounts receivable, prepaid and other current assets, accounts payable and accrued expenses approximated fair value because of the short-term nature of these instruments. The Company measures its cash equivalents at amortized cost, which approximates fair value based upon quoted market prices (Level 1). Based upon recent trading prices (Level 2 — market approach) at June 30, 2015 the fair value of the Company’s $200.0 million senior unsecured notes was $190.8 million and the fair value of the Company’s $250.0 million senior secured notes was $247.5 million.

The Company was party to letters of credit totaling $0.4 million as of June 30, 2015. These letters of credit are secured by investments that are restricted and included in other assets.

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

Shares of restricted stock are included in the computation of basic EPS as they vest and are included in diluted EPS, to the extent they are dilutive, determined using the treasury stock method. As of June 30, 2015 and 2014, 1.1 million and 0.8 million unvested shares of restricted common stock, respectively, are not included in the computation of basic income per share, as these shares were not vested. Using the “if-converted” method, the shares issuable upon conversion of the Company’s convertible senior notes (the “Convertible Notes”) were anti-dilutive for the three months ended June 30, 2014. Accordingly, that impact has been excluded from the computation of diluted loss per share.  The Convertible Notes were repaid in June 2014 and are no longer outstanding.  Anti-dilutive stock options and restricted shares excluded from diluted weighted average shares were 120,553 and 369,243 as of June 30, 2015 and 46,226 and 1,200 as of June 30, 2014, respectively.  For the three and six months ended June 30, 2015 and 2014, the Company’s employees exercised options for 6,165, 12,624, 15,278 and 25,035 common shares, respectively.

The following details the determination of diluted weighted average shares:

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Weighted average common shares - basic	44,774,831	45,897,449	46,200,844
Dilutive effect of stock options	42,749	59,270	68,504
Dilutive effect of restricted stock	236,927	338,247	379,067
Weighted average common shares - diluted	45,054,507	46,294,966	46,648,415

Recent Accounting Pronouncements

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers , which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company beginning on January 1, 2018. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest — Simplifying the Presentation of Debt Issuance Costs . The ASU will require debt issuance costs to be presented as a deduction from the corresponding debt liability making the presentation of debt costs consistent with the presentation of debt discounts or premiums. The new standard is effective for the Company on January 1, 2016 and the ASU must be applied retrospectively to all prior periods.

2. Property and equipment:

Depreciation and amortization expense related to property and equipment and capital leases was $17.4 million $34.8 million, $17.3 million and $34.5 million for the three and six months ended June 30, 2015 and 2014, respectively. The Company capitalized salaries and related benefits of employees working directly on the construction and build-out of its network of $2.1 million, $4.3 million, $1.9 million and $3.9 million for the three and six months ended June 30, 2015 and 2014, respectively.

Exchange agreement

In the three and six months ended June 30, 2015 and 2014, the Company exchanged certain used network equipment for new network equipment and cash consideration. The fair value of the equipment received was estimated to be $1.7 million, $8.3 million, $5.6 million and $10.3 million, respectively, and resulted in gains of $0.7 million, $2.3 million, $2.7 million and $4.9 million, respectively. The estimated fair value of the equipment received was based upon the cash consideration price the Company pays for the new network equipment on a standalone basis (Level 3).

Purchase and installment payment agreements

In January 2015, the Company entered into a purchase agreement with a vendor. Under the purchase agreement the Company is required to purchase a total of $28.9 million of network equipment during the eighteen month term.  As of June 30, 2015, the Company was required to make an additional $19.5 million of purchases under the purchase agreement. In March 2015, the Company entered into an installment payment agreement (“IPA”) with this vendor.  Under the IPA the Company may purchase up to $25.0 million of network equipment through July 2015 in exchange for interest free note obligations each with a twenty-four month term.  There are no payments under each note obligation for the first six months followed by eighteen equal installment payments for the remaining eighteen month term. As of June 30, 2015, the Company had entered into $5.6 million of note obligations under the IPA.  The Company recorded the net present value of the note obligation utilizing an imputed interest rate.  The resulting discount totaling $0.3 million as of June 30, 2015, under the note obligations is being amortized over the note term using the effective interest rate method.

Gain on capital lease termination

In March 2015 the Company elected to terminate certain IRU capital lease obligations in Spain with a vendor.  The Company obtained alternative fiber to serve its customers in Spain. Under its estimate of the termination provisions of the related contracts the Company has recorded an estimated termination liability of $8.1 million included in accrued and other current liabilities.  The difference between the remaining carrying amount of the related IRU capital lease ($29.9 million), liabilities the remaining net book value of the IRU assets ($10.0 million) and the termination liability and amounts due through the termination date has been recorded as a gain on capital lease termination of $10.1 million.

3. Long-term debt:

Debt extinguishment, redemption and new debt issuance- $250.0 million

In March 2015, Group redeemed its $240.0 million 8.375% senior notes due in 2018 (the “2018 Notes”) with the proceeds from its February 2015 issuance of $250.0 million of 5.375% senior secured notes (the “2022 Notes”) and existing cash on hand. In February 2015 the Company deposited $251.6 million with the trustee for the benefit of the holders of the 2018 Notes in order to redeem on March 12, 2015 the entire outstanding amount of 2018 Notes at a redemption price of 104.188% of the $240.0 million principal amount thereof plus accrued interest. As a result of this transaction the Company incurred a loss on debt extinguishment and redemption of $10.1 million.

The 2022 Notes were sold in private offerings for resale to qualified institutional buyers pursuant to SEC Rule 144A and mature on March 1, 2022. Interest accrues at 5.375% beginning on February 20, 2015 and is paid semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2015. The net proceeds from the offering were $248.6 million after deducting discounts and commissions and offering expenses.  Issuance costs are included in deposits and other assets.  The net proceeds from the offering are intended to be used for general corporate purposes.

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

The indenture governing the 2022 Notes, among other things, limits the Company’s ability to incur indebtedness; to pay dividends or make other distributions; to make certain investments and other restricted payments; to create liens; consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; to incur restrictions on the ability of a subsidiary to pay dividends or make other payments; and to enter into certain transactions with its affiliates.  Limitations on the ability to incur additional indebtedness (excluding IRU agreements incurred in the normal course of business) include a restriction on incurring additional indebtedness if the Company’s consolidated leverage ratio, as defined in the Indenture is greater than 5.0.  Permitted investments and payments that are not restricted total $56.7 million as of June 30, 2015 plus Holdings permitted investments of $30.8 million as of June 30, 2015 which are not subject to these limitations for a total permitted investment amount of $87.5 million as of June 30, 2015.  This amount may be increased by the Company’s consolidated cash flow, as defined in the Indenture as long as the Company’s consolidated leverage ratio is less than 4.25.

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

The indenture governing the 2021 Notes, among other things, limits the Company’s ability to incur indebtedness; to pay dividends or make other distributions; to make certain investments and other restricted payments; to create liens; consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; to incur restrictions on the ability of a subsidiary to pay dividends or make other payments; and to enter into certain transactions with its affiliates.  Limitations on the ability to incur additional indebtedness (excluding IRU agreements incurred in the normal course of business) include a restriction on incurring additional indebtedness if the Company’s consolidated leverage ratio, as defined in the Indenture is greater than 5.0.  Permitted investments and payments that are not restricted total $56.7 million as of June 30, 2015 plus Holdings permitted investments of $30.8 million as of June 30, 2015 which are not subject to these limitations for a total permitted investment amount of $87.5 million as of June 30, 2015.  This amount may be increased by the Company’s consolidated cash flow, as defined in the Indenture as long as the Company’s consolidated leverage ratio is less than 4.25.

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

The amount of interest expense recognized and effective interest rates for the Convertible Notes were as follows (in thousands):

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014

Contractual coupon interest	$189	$419
Amortization of discount and costs on Notes	1,417	3,106
Interest expense	$1,606	$3,525
Effective interest rate	8.7%	8.7%

4. Commitments and contingencies:

Current and potential litigation

In accordance with the accounting guidance for contingencies, the Company accrues its estimate of a contingent liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Where it is probable that a liability has been incurred and there is a range of expected loss for which no amount in the range is more likely than any other amount, the Company accrues at the low end of the range. The Company reviews its accruals at least quarterly and adjusts them to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular matter. The Company has taken certain positions related to its obligations for leased circuit and dark fiber obligations for which it is reasonably possible could result in a loss of up to $2.3 million in excess of the amount accrued at June 30, 2015.

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

The Company and Plaintiff entered into a Memorandum of Understanding to settle the lawsuit, subject to Court approval.  Pursuant to the proposed settlement, the Company agreed that the lawsuit was the sole cause of the Company’s above-referenced March 30 and April 1 disclosures.  In exchange, Plaintiff will consent to dismissal of this case with prejudice and the parties will exchange mutual releases.  On July 30, 2015 the court accepted the settlement agreement and awarded the plaintiffs’ attorneys fees.

Certain former sales employees of the Company filed a collective action against the Company in December 2011 in the United States District Court, Southern District of Texas, Houston Division alleging misclassification of the Company’s sales employees throughout the United States in violation of the Fair Labor Standards Act. The lawsuit sought to recover pay for allegedly unpaid overtime and other damages, including attorney’s fees. In March 2014, the judge de-certified the collective action. Each of the former employees that opted-in to the collective action retained the right to file an individual action. Approximately 70 former employees did so. The Company has settled a number of the cases that were filed and made the required settlement payments. Currently, only the case in California remains. In it the plaintiffs seek certification of a class or collective action related to the employees in California. The Company denies the claims and believes that the claims for unpaid overtime are without merit. The Company believes its classification of sales employees is in compliance with applicable law.

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

5.      Income taxes:

The effective income tax rates for the three and six months ended June 30, 2015 and 2014 are different from the U.S. federal income tax statutory rate of 35.0% primarily due to the impact of discrete expenses, permanent differences resulting from non-deductible equity-based compensation expense and from the impact of state taxes and foreign losses that have not met the criteria for recording as an income tax benefit. The components of income (loss) before income taxes consist of the following (in thousands):

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014

Domestic	$6,078	$7,578	$903	$16,014
Foreign	(4,543)	(6,791)	(89)	(13,486)
Total	$1,535	$787	$814	$2,528

6. Common stock buyback program:

The Company’s board of directors has approved purchases of the Company’s common stock under a buyback program (the “Buyback Program”).  At June 30, 2015, there was approximately $10.0 million remaining for purchases under the Buyback Program.  On August 5, 2015 the Company’s board of directors approved an additional $50.0 million under the Buyback Program and extended the program through December 31, 2016.  During the three and six months ended June 30, 2015 and 2014, the Company purchased 0.6 million, 0.8 million, 0.5 million and 0.9 million shares of its common stock for $19.1 million, $27.2 million, $17.9 million and $32.1 million, respectively.

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

On August 5, 2015, the Company’s board of directors approved the payment of the Company’s quarterly dividend of $0.34 per common share.  The dividend for the third quarter of 2015 will be paid to holders of record on August 21, 2015. This estimated $15.2 million dividend payment is expected to be made on September 11, 2015.

A summary of the Company’s quarterly dividends paid since its initial dividend payment is as follows (in thousands, except per share amounts):

Dividend Period	Amount per Common Share	Record Date	Payment Date	Dividends Paid
Q3 2012	$0.10	August 22, 2012	September 12, 2012	$4,537
Q4 2012	$0.11	November 21, 2012	December 12, 2102	$5,012
Q1 2013	$0.12	March 4, 2013	March 15, 2013	$5,489
Q2 2013	$0.13	May 31, 2013	June 18, 2013	$6,145
Q3 2013	$0.14	September 5, 2013	September 25, 2013	$6,512
Q4 2013	$0.37	November 27, 2013	December 20, 2013	$17,206
Q1 2014	$0.39	March 7, 2014	March 27, 2014	$18,352
Q2 2014	$0.17	May 30, 2014	June 18, 2014	$7,882
Q3 2014	$0.30	August 29, 2014	September 19, 2014	$13,792
Q4 2014	$0.31	November 26, 2014	December 12, 2014	$14,190
Q1 2015	$0.35	March 11, 2015	March 26, 2015	$16,001
Q2 2015	$0.42	May 22, 2015	June 12, 2015	$18,972

A summary of the Company’s amounts paid under the Capital Program is as follows (in thousands, except per share amounts):

Dividend Period	Capital Program Amount	Stock Buyback Amount During the Period	Stock Buyback Amount Greater than Capital Program Amount?	Payment Under Capital Program Paid As Dividend (1)	Amount Per Share Paid As Dividends Under the Capital Program
Q3 2013	$10,000	$—	No	$—	$—
Q4 2013	$10,500	$—	No	$10,186	$0.22
Q1 2014	$10,500	$14,196	Yes	$10,707	$0.23
Q2 2014	$10,500	$17,888	Yes	$—	$—
Q3 2014	$12,000	$15,943	Yes	$—	$—
Q4 2014	$12,000	$10,555	No	$—	$—
Q1 2015	$12,000	$8,119	No	$1,357	$0.03
Q2 2015	$12,000	$19,106	Yes	$4,019	$0.09

(1)       Under the Capital Program if the amount spent on stock buybacks during a quarter is less than the program amount the difference is added to the dividend payment for the following quarter. The stock buyback amount for the second quarter of 2015 was $19.1 million and more than the Capital Program amount of $12.0 million. As a result no additional amounts will be added to the third quarter 2015 regular dividend.

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

8. Related party transactions:

Office lease

The Company’s headquarters was located in an office building owned by Niobium LLC (a successor to 6715 Kenilworth Avenue Partnership). The two owners of Niobium LLC are the Company’s Chief Executive Officer, David Schaeffer, who has a 51% interest in Niobium LLC and his wife who has a 49% interest. The lease was scheduled to end on August 31, 2016 and was cancellable by the Company upon 60 days’ notice. The Company terminated the lease effective as of May 10, 2015.  In April 2015, the Company entered into a new lease agreement for its headquarters building with Sodium LLC whose two owners are the Company’s Chief Executive Officer, David Schaeffer, who has a 51% interest in Sodium LLC and his wife who has a 49% interest. The Company moved into the new headquarters building in May 2015. The fixed annual rent for the new headquarters building is $1.0 million per year plus an allocation of taxes and utilities.  The lease term is for five years and is cancellable by the Company upon 60 days’ notice. The Company’s audit committee reviews and approves all transactions with related parties.  The Company paid $0.3 million, $0.4 million, $0.1 million and $0.3 million in the three and six months ended June 30, 2015 and 2014, respectively, for rent and related costs (including taxes and utilities) to these lessors, respectively.

9. Segment information:

The Company operates as one operating segment. The Company’s service revenue and long lived assets by geographic region are as follows (in thousands):

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Revenues
North America	$81,194	$74,567	$160,831	$147,610
Europe	17,605	20,056	35,210	39,950
Total	$98,799	$94,623	$196,041	$187,560

	June 30, 2015	December 31, 2014
Long lived assets, net
North America	$272,008	$266,713
Europe	75,572	94,082
Total	$347,580	$360,795

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

Our network is comprised of in-building riser facilities, metropolitan optical fiber networks, metropolitan traffic aggregation points and inter-city transport facilities. Our network is physically connected entirely through our facilities to 2,191 buildings in which we provide our on-net services, including 1,510 multi-tenant office buildings. We also provide on-net services in carrier-neutral colocation facilities, Cogent controlled data centers and single-tenant office buildings. We operate 50 Cogent controlled data centers totaling over 550,000 square feet.  Because of our integrated network architecture, we are not dependent on local telephone companies to serve our on-net customers. We emphasize the sale of our on-net services because we believe we have a competitive advantage in providing these services and these services generate gross profit margins that are greater than the gross profit margins of our off-net services.

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

Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014

The following summary table presents a comparison of our results of operations with respect to certain key financial measures. The comparisons illustrated in the table are discussed in greater detail below.

	Three months ended June 30,		Percent
	2015	2014	Change
	(in thousands)
Service revenue	$98,799	$94,623	4.4%
On-net revenue	72,010	70,409	2.3%
Off-net revenue	26,522	23,859	11.2%
Non-core revenue	267	355	(24.8)%
Network operations expenses (1)	42,412	39,605	7.1%
Selling, general, and administrative expenses (2)	28,925	26,139	10.7%
Depreciation and amortization expenses	17,371	17,301	0.4%

Gains on equipment transactions	719	2,731	(73.7)%
Interest expense	9,692	13,790	(29.7)%

(1)  Includes equity-based compensation expenses of $160 and $114 in the three months ended June 30, 2015 and 2014, respectively.

(2)  Includes equity-based compensation expenses of $2,938 and $1,759 in the three months ended June 30, 2015 and 2014, respectively.

	Three Months Ended June 30,		Percent
	2015	2014	Change
Other Operating Data
Average Revenue Per Unit (ARPU)
ARPU—on-net	$580	$637	(8.9)%
ARPU—off-net	$1,365	$1,482	(7.9)%
Average Price per Megabit — installed base	$1.63	$2.05	(20.4)%
Customer Connections—end of period
On-net	42,002	37,411	12.3%
Off-net	6,583	5,486	20.0%
Non-core	325	390	(16.7)%

Service Revenue. Our service revenue increased 4.4% for the three months ended June 30, 2015 from the three months ended June 30, 2014. The impact of exchange rates resulted in a decrease of revenues for the three months ended June 30, 2015 of approximately $4.8 million.  All foreign currency comparisons herein reflect our second quarter 2015 results translated at the average foreign currency exchange rates for the second quarter of 2014.

Revenues from our corporate and net centric customers represented 57.8% and 42.2% of total service revenue, respectively, for the three months ended June 30, 2015 and represented 52.3% and 47.7% of total service revenue, respectively, for the three months ended June 30, 2014.  Revenues from corporate customers increased 15.3% to $57.1 million for the three months ended June 30, 2015 from $49.5 million for the three months ended June 30, 2014.  Revenues from our net-centric customers decreased by 7.5% to $41.7 million for the three months ended June 30, 2015 from $45.1 million for the three months ended June 30, 2014 primarily due to the negative impact of foreign exchange and a decline in our average price per megabit.

Our on-net revenues increased 2.3% for the three months ended June 30, 2015 from the three months ended June 30, 2014. We increased the number of our on-net customer connections by 12.3% at June 30, 2015 from June 30, 2014. On-net customer connections increased at a greater rate than on-net revenues primarily due to the 8.9% decline in our on-net ARPU, primarily from a decline in ARPU for our net centric customers and from the negative impact of foreign exchange. ARPU is determined by dividing revenue for the period by the average customer connections for that period. Our average price per megabit for our installed base of customers is determined by dividing the aggregate monthly recurring fixed charges for those customers by the aggregate committed data rate for the same customers. The decline in on-net ARPU is partly attributed to volume and term based pricing discounts. Additionally, on-net customers who cancel their service from our installed base of customers, in general, have an ARPU that is greater than the ARPU for our new customers due to declining prices primarily for our on-net services sold to our net-centric customers. These trends resulted in the reduction to our on-net ARPU and an 20.4% decline in our average price per megabit for our installed base of customers.

Our off-net revenues increased 11.2% for the three months ended June 30, 2015 from the three months ended June 30, 2014.  Our off-net revenues increased as we increased the number of our off-net customer connections by 20.0% at June 30, 2015 from June 30, 2014. Our off-net customer connections increased at a greater rate than our off-net revenue primarily due to the 7.9% decrease in our off-net ARPU.

Our non-core revenues decreased 24.8% for the three months ended June 30, 2015 from the three months ended June 30, 2014. The number of our non-core customer connections decreased 16.7% at June 30, 2015 from June 30, 2014. We do not actively market these acquired non-core services and expect that the service revenue associated with them will continue to decline.

Network Operations Expenses. Network operations expenses include the costs of personnel associated with service delivery, network management and customer support, network facilities costs, fiber and equipment maintenance fees, leased circuit costs, and access and facilities fees paid to building owners. Non-cash equity-based compensation expense is included in network operations expenses consistent with the classification of the employee’s salary and other compensation. Our network operations expenses, including non-cash equity-based compensation expense, increased 7.1% for the three months ended June 30, 2015 from the three months ended June 30, 2014. The increase is primarily attributable to an increase in costs related to our network and facilities expansion activities and the increase in our off-net revenues.  When we provide off-net services we also assume the cost of the associated tail-circuits.

Selling, General, and Administrative (“SG&A”) Expenses. Our SG&A expenses, including non-cash equity-based compensation expense, increased 10.7% for the three months ended June 30, 2015 from the three months ended June 30, 2014. Non-cash equity-based compensation expense is included in SG&A expenses consistent with the classification of the employee’s salary and other compensation.  SG&A expenses increased primarily from an increase in salaries and related costs required to support our expansion and the increase in our sales efforts.  Our sales force headcount increased by 3.8% from 447 at June 30, 2014 to 464 at June 30, 2015.

Depreciation and Amortization Expenses. Our depreciation and amortization expense increased 0.4% for the three months ended June 30, 2015 from the three months ended June 30, 2014. The increase is primarily due to the depreciation expense associated with the increase in deployed fixed assets.

Gains on Equipment Transactions.  In the three months ended June 30, 2015 and June 30, 2014, we exchanged certain used network equipment for new network equipment and cash consideration resulting in gains of $0.7 million and $2.7 million, respectively, based upon the estimated fair value of the new network equipment less the carrying amount of the returned used network equipment and the cash paid.

Interest Expense.  Interest expense results from interest incurred on our $250.0 million of senior secured notes that we issued on February 20, 2015, $200.0 million of senior unsecured notes that we issued on April 9, 2014, $240.0 million of senior secured notes that we issued in August 2013 and January 2011 and redeemed in March 2015, $92.0 million of convertible senior notes that we issued in June 2007 and repaid in June 2014, and interest on our capital lease obligations. Our interest expense decreased by 29.7%  for the three months ended June 30, 2015 from the three months ended June 30, 2014 due to the March 2015 redemption of our $240 million of 8.375% senior secured notes that carried a higher interest rate than our $250.0 million of 5.375% senior secured notes that we issued in February 2015 and the repayment of our convertible notes.  Additionally, in March 2015 we elected to terminate $29.9 million of capital lease obligations in Spain with a vendor reducing our interest expense on our capital leases.

Buildings On-net. As of June 30, 2015 and 2014, we had a total of 2,191 and 2,057 on-net buildings connected to our network, respectively.

Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

The following summary table presents a comparison of our results of operations with respect to certain key financial measures. The comparisons illustrated in the table are discussed in greater detail below.

	Six months ended June 30,		Percent
	2015	2014	Change
	(in thousands)
Service revenue	$196,041	$187,560	4.5%
On-net revenue	143,244	139,496	2.7%
Off-net revenue	52,252	47,357	10.3%
Non-core revenue	545	707	(22.9)%
Network operations expenses (1)	83,491	78,442	6.4%
Selling, general, and administrative expenses (2)	58,603	52,423	11.8%
Depreciation and amortization expenses	34,883	34,505	1.1%
Gains on equipment transactions	2,268	5,026	(54.9)%
Gain on lease termination	10,110	—	NM
Interest expense	21,000	25,092	(16.3)%
Loss on debt extinguishment and redemption	10,144	—	NM

(1)  Includes equity-based compensation expenses of $332 and $227 in the six months ended June 30, 2015 and 2014, respectively.

(2)  Includes equity-based compensation expenses of $5,908 and $3,651 in the six months ended June 30, 2015 and 2014, respectively.

NM — not meaningful

	Six Months Ended June 30,		Percent
	2015	2014	Change
Other Operating Data
Average Revenue Per Unit (ARPU)
ARPU—on-net	$584	$645	(9.5)%
ARPU—off-net	$1,376	$1,493	(7.8)%
Average Price per Megabit — installed base	$1.68	$2.10	(20.2)%
Customer Connections—end of period
On-net	42,002	37,411	12.3%
Off-net	6,583	5,486	20.0%
Non-core	325	390	(16.7)%

Service Revenue. Our service revenue increased 4.5% for the six months ended June 30, 2015 from the six months ended June 30, 2014. The impact of exchange rates resulted in a decrease of revenues for the six months ended June 30, 2015 of approximately $9.1 million.  All foreign currency comparisons herein reflect our 2015 results for the six months ended June 30, 2015 translated at the average foreign currency exchange rates for the six months ended June 30, 2014.

Revenues from our corporate and net centric customers represented 57.3% and 42.7% of total service revenue, respectively, for the six months ended June 30, 2015 and represented 51.9% and 48.1% of total service revenue, respectively, for the six months ended June 30, 2014.  Revenues from corporate customers increased 15.2% to $112.2 million for the six months ended June 30, 2015 from $97.4 million for the six months ended June 30, 2014.  Revenues from our net-centric customers decreased by 7.0% to $83.8 million for the six months ended June 30, 2015 from $90.2 million for the six months ended June 30, 2014 primarily due to the negative impact of foreign exchange and a decline in our average price per megabit.

Our on-net revenues increased 2.7% for the six months ended June 30, 2015 from the six months ended June 30, 2014. We increased the number of our on-net customer connections by 12.3% at June 30, 2015 from June 30, 2014. On-net customer connections increased at a greater rate than on-net revenues primarily due to the 9.5% decline in our on-net ARPU, primarily from a decline in ARPU for our net centric customers and from the negative impact of foreign exchange. ARPU is determined by dividing revenue for the period by the average customer connections for that period. Our average price per megabit for our installed base of customers is determined by dividing the aggregate monthly recurring fixed charges for those customers by the aggregate committed data rate for the same customers. The decline in on-net ARPU is partly attributed to volume and term based pricing discounts. Additionally, on-net customers who cancel their service from our installed base of customers, in general, have an ARPU that is greater than the ARPU for our new customers due to declining prices primarily for our on-net services sold to our net-centric customers. These trends resulted in the reduction to our on-net ARPU and a 20.2% decline in our average price per megabit for our installed base of customers.

Our off-net revenues increased 10.3% for the six months ended June 30, 2015 from the six months ended June 30, 2014.  Our off-net revenues increased as we increased the number of our off-net customer connections by 20.0% at June 30, 2015 from June 30, 2014. Our off-net customer connections increased at a greater rate than our off-net revenue primarily due to the 7.8% decrease in our off-net ARPU.

Our non-core revenues decreased 22.9% for the six months ended June 30, 2015 from the six months ended June 30, 2014. The number of our non-core customer connections decreased 16.7% at June 30, 2015 from June 30, 2014. We do not actively market these acquired non-core services and expect that the service revenue associated with them will continue to decline.

Network Operations Expenses. Network operations expenses include the costs of personnel associated with service delivery, network management and customer support, network facilities costs, fiber and equipment maintenance fees, leased circuit costs, and access and facilities fees paid to building owners. Non-cash equity-based compensation expense is included in network operations expenses consistent with the classification of the employee’s salary and other compensation. Our network operations expenses, including non-cash equity-based compensation expense, increased 6.4% for the six months ended June 30, 2015 from the six months ended June 30, 2014. The increase is primarily attributable to an increase in costs related to our network and facilities expansion activities and the increase in our off-net revenues.  When we provide off-net services we also assume the cost of the associated tail-circuits.

Selling, General, and Administrative (“SG&A”) Expenses. Our SG&A expenses, including non-cash equity-based compensation expense, increased 11.8% for the six months ended June 30, 2015 from the six months ended June 30, 2014. Non-cash equity-based compensation expense is included in SG&A expenses consistent with the classification of the employee’s salary and other compensation.  SG&A expenses increased primarily from an increase in salaries and related costs required to support our expansion and the increase in our sales efforts and a $0.3 million increase in our legal and economic analysis fees primarily associated with U.S. net neutrality and interconnection regulatory matters. Our sales force headcount increased by 3.8% from 447 at June 30, 2014 to 464 at June 30, 2015.

Depreciation and Amortization Expenses. Our depreciation and amortization expense increased 1.1% for the six months ended June 30, 2015 from the six months ended June 30, 2014. The increase is primarily due to the depreciation expense associated with the increase in deployed fixed assets.

Gains on Equipment Transactions.  In the six months ended June 30, 2015 and June 30, 2014, we exchanged certain used network equipment for new network equipment and cash consideration resulting in gains of $2.3 million and $5.0 million, respectively.

Gain on capital lease termination. In March 2015 we elected to terminate certain IRU capital lease obligations in Spain with a vendor.  Under our estimate of the termination provisions of the related contract we recorded an estimated termination liability of $8.1 million.  The difference between the remaining net present value of the related IRU capital leases ($29.9 million), the remaining net book value of the IRU assets ($10.0 million) and the termination liability and amounts due through the termination date was recorded as a gain on capital lease termination of $10.1 million in the six months ended June 30, 2015.

Interest Expense.  Interest expense results from interest incurred on our $250.0 million of senior secured notes that we issued on February 20, 2015, $200.0 million of senior unsecured notes that we issued on April 9, 2014, $240.0 million of senior secured notes that we issued in August 2013 and January 2011 and redeemed in March 2015, $92.0 million of convertible senior notes that we issued in June 2007 and repaid in June 2014, and interest on our capital lease obligations. Our interest expense decreased by 16.3% for the six months ended June 30, 2015 from the six months ended June 30, 2014 due to the March 2015 redemption of our $240 million of 8.375% senior secured notes that carried a higher interest rate than our $250.0 million of 5.375% senior secured notes that we issued in February 2015 and the repayment of our convertible notes.  Additionally, in March 2015 we elected to terminate $29.9 million of capital lease obligations in Spain with a vendor reducing our interest expense on our capital leases.

Debt extinguishment, redemption and new debt issuance- $250.0 million.  In March 2015, we redeemed our $240.0 million 8.375% senior notes due in 2018 at a redemption price of 104.188% of the $240.0 million principal amount thereof plus accrued and unpaid interest with the proceeds from our February 2015 issuance of $250.0 million of 5.375% senior secured notes and existing cash on hand. As a result of this transaction we incurred a loss on debt extinguishment and redemption of $10.1 million in the six months ended June 30, 2015.

Buildings On-net. As of June 30, 2015 and 2014, we had a total of 2,191 and 2,057 on-net buildings connected to our network, respectively.

Liquidity and Capital Resources

In assessing our liquidity, management reviews and analyzes our current cash balances, accounts receivable, accounts payable, accrued liabilities, capital expenditure commitments, and required capital lease and debt payments and other obligations.

Cash Flows

The following table sets forth our consolidated cash flows.

	Six months ended June 30,
(in thousands)	2015	2014
Net cash provided by operating activities	$38,407	$39,031
Net cash used in investing activities	(23,700)	(31,516)
Net cash (used in) provided by financing activities	(75,642)	37,683
Effect of exchange rates on cash	(2,361)	(229)
Net (decrease) increase in cash and cash equivalents during period	$(63,296)	$44,969

Net Cash Provided by Operating Activities.  Our primary sources of operating cash are receipts from our customers who are billed on a monthly basis for our services. Our primary uses of operating cash are payments made to our vendors, employees and interest payments made to our capital lease vendors and our note holders.

Net Cash Used In Investing Activities.  Our primary use of cash for investing activities is for purchases of property and equipment. Purchases of property and equipment were $23.8 million and $31.6 million for the six months ended June 30, 2015 and 2014, respectively. The changes in purchases of property and equipment are primarily due to the timing and scope of our network expansion activities including geographic expansion and adding buildings to our network.

Net Cash Used In Financing Activities.  Our primary uses of cash for financing activities are for principal payments under our capital lease obligations, dividend payments, stock purchases and in the six months ended June 30, 2015 we redeemed our $240.0 million senior secured notes for a payment of $251.3 million and in the six months ended June 30, 2014 we repaid our senior convertible notes for $92.0 million.  During the six months ended June 30, 2015 and 2014 we paid $27.2 million and $32.1 million, respectively, for purchases of our common stock.  Principal payments under our capital lease were $11.0 million and $8.1 million for the six months ended June 30, 2015 and 2014, respectively.  During the six months ended June 30, 2015 and 2014 we paid $35.0 million and $26.2 million, respectively, for our quarterly dividend payments. During the six months ended June 30, 2015 we received net proceeds of $248.6 million from the issuance of our $250.0 million senior secured notes.  In June 2014 we received net proceeds of $195.8 million from the issuance of our $200.0 million senior unsecured notes.

Cash Position and Indebtedness

Our total indebtedness, net of discount, at June 30, 2015 was $584.0 million and our total cash and cash equivalents were $224.5 million. Our total indebtedness at June 30, 2015 includes $128.7 million of capital lease obligations for dark fiber under long term IRU agreements.

Summarized Financial Information of Holdings

Holdings is an unrestricted subsidiary as defined under the indenture governing our 2021 Notes and our 2022 Notes and Holdings is also a guarantor under these notes.  Under the indenture we are required to disclose financial information of Holdings including its assets, liabilities and its operating results (“Holdings Financial Information”).  The Holdings Financial Information as of and for the three months ended June 30, 2015 is detailed below (in thousands).

June 30, 2015
(Unaudited)
Cash and cash equivalents	$31,431
Total assets	$31,431

Investment from subsidiaries	$137,681
Common stock	46
Retained deficit	(106,296)
Total equity	$31,431

Six Months Ended June 30, 2015
(Unaudited)
Equity-based compensation expense	6,807
Interest income	20
Net loss	$(6,787)

Common Stock Buyback Program

Our board of directors has approved purchases our common stock under a buyback program (the “Buyback Program”).  On August 5, 2015 the Company’s board of directors approved an additional $50.0 million under the Buyback Program and extended the program through December 31, 2016.  We purchased approximately 0.8 million and 0.9 million shares for $27.2 million and $32.1 million during the six months ended June 30, 2015 and 2014, respectively.  As of June 30, 2015 there was a total of $10.0 million available under the Buyback Program.

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

Critical Accounting Policies and Significant Estimates

Management believes that as of June 30, 2015, there have been no material changes to our critical accounting policies and significant estimates from those listed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2014.

Recent Accounting Pronouncements

Recent Accounting Pronouncements—to be Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers , which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for us on January 1, 2018. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

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

ITEM 3.                             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management believes that as of June 30, 2015, there have been no material changes to our exposures to market risk from those disclosed in Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” of our annual report on Form 10-K for the year ended December 31, 2014.

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

ITEM 2.                             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Board of Directors had authorized a plan to permit the repurchase of our common stock in negotiated and open market transactions. We may purchase shares from time to time depending on market, economic, and other factors. The authorization will continue through December 31, 2016.

The following table summarizes our common stock repurchases during the second quarter of 2015 made pursuant to this authorization. During the quarter, we did not purchase shares outside of this program, and all purchases were made by or on behalf of the Company and not by any “affiliated purchaser” (as defined by Rule 10b-18 of the Securities Exchange Act of 1934).

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or (Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2015	154,272	$34.47	154,272	$23,747,589
May 1-31, 2015	347,203	$32.71	347,203	$12,388,879
June 1-30, 2015	77,798	$31.22	77,798	$9,959,741

ITEM 6.                             EXHIBITS.

(a) Exhibits

Exhibit Number	Description
10.30	Lease agreement dated April 16, 2015, between Sodium LLC and Cogent Communications, Inc. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated April 17, 2015).
31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer (furnished herewith)
32.2	Certification of Chief Financial Officer (furnished herewith)
101.1

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 6, 2015	COGENT COMMUNICATIONS HOLDINGS, INC.

	By:	/s/ David Schaeffer
Name: David Schaeffer
Title: Chairman of the Board and Chief Executive Officer

Date: August 6, 2015	By:	/s/ Thaddeus G. Weed
Name: Thaddeus G. Weed
Title: Chief Financial Officer (Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description
10.30	Lease agreement dated April 16, 2015, between Sodium LLC and Cogent Communications, Inc. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated April 17, 2015).
31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer (furnished herewith)
32.2	Certification of Chief Financial Officer (furnished herewith)
101.1

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (filed herewith).