Form 10-Q
period 2015-09-30
COGENT COMMUNICATIONS HOLDINGS, INC.
filed 2015-11-05
CIK 1158324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

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

Common Stock, $.001 par value 45,186,154 Shares Outstanding as of October 31, 2015

INDEX

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Condensed Consolidated Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets of Cogent Communications Holdings, Inc., and Subsidiaries as of September 30, 2015 (Unaudited) and December 31, 2014	3
	Condensed Consolidated Statements of Comprehensive Income of Cogent Communications Holdings, Inc., and Subsidiaries for the Three Months Ended September 30, 2015 and September 30, 2014 (Unaudited)	4
	Condensed Consolidated Statements of Comprehensive Income of Cogent Communications Holdings, Inc., and Subsidiaries for the Nine Months Ended September 30, 2015 and September 30, 2014 (Unaudited)	5
	Condensed Consolidated Statements of Cash Flows of Cogent Communications Holdings, Inc., and Subsidiaries for the Nine Months Ended September 30, 2015 and September 30, 2014 (Unaudited)	6
	Notes to Interim Condensed Consolidated Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Controls and Procedures	22

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 6.	Exhibits	23
SIGNATURES		23
CERTIFICATIONS

PART I FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

(IN THOUSANDS, EXCEPT SHARE DATA)

	September 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$207,290	$287,790
Accounts receivable, net of allowance for doubtful accounts of $1,589 and $1,707, respectively	30,991	33,089
Prepaid expenses and other current assets	21,755	18,762
Total current assets	260,036	339,641
Property and equipment, net	357,163	360,761
Deferred tax assets - noncurrent	45,037	48,963
Deposits and other assets - $357 and $389 restricted, respectively	10,670	12,410
Total assets	$672,906	$761,775

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$15,350	$13,287
Accrued and other current liabilities	45,616	32,151
Current maturities, capital lease obligations	7,670	14,594
Total current liabilities	68,636	60,032
Senior secured notes including premium of $4,230	—	244,230
Senior secured notes	250,000	—
Senior unsecured notes	200,000	200,000
Capital lease obligations, net of current maturities	123,207	151,944
Other long term liabilities	29,961	21,775
Total liabilities	671,804	677,981
Commitments and contingencies:
Stockholders’ equity:
Common stock, $0.001 par value; 75,000,000 shares authorized; 45,176,779 and 46,398,729 shares issued and outstanding, respectively	45	46
Additional paid-in capital	431,223	460,576
Accumulated other comprehensive income — foreign currency translation	(11,947)	(6,462)
Accumulated deficit	(418,219)	(370,366)
Total stockholders’ equity	1,102	83,794
Total liabilities and stockholders’ equity	$672,906	$761,775

The accompanying notes are an integral part of these condensed consolidated balance sheets.

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 AND SEPTEMBER 30, 2014

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014
	(Unaudited)	(Unaudited)
Service revenue	$103,017	$95,691
Operating expenses:
Network operations (including $126 and $114 of equity-based compensation expense, respectively, exclusive of depreciation and amortization shown separately below)	45,182	40,407
Selling, general, and administrative (including $2,578 and $2,578 of equity-based compensation expense, respectively)	27,318	27,353
Depreciation and amortization	17,634	17,431
Total operating expenses	90,134	85,191
Gain on capital lease termination	1,484	—
Gains on equipment transactions	1,152	3,114
Operating income	15,519	13,614
Interest income and other, net	50	140
Interest expense	(10,002)	(12,662)
Income before income taxes	5,567	1,092
Income tax provision	(2,406)	(1,276)
Net income (loss)	$3,161	$(184)

Comprehensive income (loss):
Net income (loss)	$3,161	$(184)
Foreign currency translation adjustment	228	(5,034)
Comprehensive income (loss)	$3,389	$(5,218)

Net income (loss) per common share:
Basic and diluted net income (loss) per common share	$0.07	$(0.00)

Dividends declared per common share	$0.34	$0.30

Weighted-average common shares - basic	44,474,724	45,629,079

Weighted-average common shares - diluted	44,702,127	45,629,079

The accompanying notes are an integral part of these condensed consolidated statements.

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND SEPTEMBER 30, 2014

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
	(Unaudited)	(Unaudited)
Service revenue	$299,057	$283,252
Operating expenses:
Network operations (including $458 and $341 of equity-based compensation expense, respectively, exclusive of depreciation and amortization shown separately below)	128,673	118,848
Selling, general, and administrative (including $8,486 and $6,229 of equity-based compensation expense, respectively)	85,922	79,775
Depreciation and amortization	52,517	51,937
Total operating expenses	267,112	250,560
Gains on capital lease terminations	11,593	—
Gains on equipment transactions	3,420	8,140
Loss on debt extinguishment and redemption	(10,144)	—
Operating income	36,814	40,832
Interest income and other, net	566	544
Interest expense	(31,000)	(37,756)
Income before income taxes	6,380	3,620
Income tax provision	(3,964)	(2,471)
Net income	$2,416	$1,149

Comprehensive (loss) income:
Net income	$2,416	$1,149
Foreign currency translation adjustment	(5,485)	(5,540)
Comprehensive (loss)	$(3,069)	$(4,391)

Net income per common share:
Basic and diluted net income per common share	$0.05	$0.02

Dividends declared per common share	$1.11	$0.86

Weighted-average common shares - basic	44,907,505	46,111,192

Weighted-average common shares - diluted	45,190,206	46,526,523

The accompanying notes are an integral part of these condensed consolidated statements.

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND SEPTEMBER 30, 2014

(IN THOUSANDS)

	Nine months Ended September 30, 2015	Nine months Ended September 30, 2014
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$2,416	$1,149
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52,517	51,937
Amortization of debt discount and premium	(10)	2,269
Equity-based compensation expense (net of amounts capitalized)	8,944	6,570
Loss on debt extinguishment and redemption	10,144	—
Gains on capital lease terminations	(11,593)	—
(Gains) losses — equipment transactions and other, net	(3,018)	(7,780)
Deferred income taxes	3,830	1,911
Changes in operating assets and liabilities:
Accounts receivable, net	1,118	(2,081)
Prepaid expenses and other current assets	(3,254)	(2,890)
Accounts payable, accrued liabilities and other long-term liabilities	766	4,616
Deposits and other assets	(50)	(596)
Net cash provided by operating activities	61,810	55,105
Cash flows from investing activities:
Purchases of property and equipment	(30,620)	(47,010)
Proceeds from dispositions of assets	111	91
Net cash used in investing activities	(30,509)	(46,919)
Cash flows from financing activities:
Dividends paid	(50,269)	(40,026)
Purchases of common stock	(39,394)	(48,027)
Repayment of convertible senior notes	—	(91,978)
Net proceeds from issuance of 2021 notes	—	195,824
Net proceeds from issuance of 2022 notes	248,603	—
Redemption of 2018 notes	(251,280)	—
Proceeds from exercises of stock options	288	438
Principal payments of installment payment agreement	(95)	—
Principal payments of capital lease obligations	(16,942)	(15,439)
Net cash (used in) provided by financing activities	(109,089)	792
Effect of exchange rates changes on cash	(2,712)	(2,065)
Net (decrease) increase in cash and cash equivalents	(80,500)	6,913
Cash and cash equivalents, beginning of period	287,790	304,866
Cash and cash equivalents, end of period	$207,290	$311,779
Supplemental disclosure of non-cash financing activities:
Non-cash component of network equipment obtained in exchange transactions	$5,717	$8,014
PP&E obtained for note payable	15,602	—
Capital lease obligations incurred	$17,820	$19,107

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

Description of business

The Company is a Delaware corporation and is headquartered in Washington, DC. The Company is a facilities-based provider of low-cost, high-speed Internet access and Internet Protocol (“IP”) communications services. The Company’s network is specifically designed and optimized to transmit data using IP. The Company delivers its services primarily to small and medium-sized businesses, communications service providers and other bandwidth-intensive organizations in North America, Europe and Asia.

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

Gross receipts taxes, universal service fund and other surcharges

Revenue recognition standards include guidance relating to taxes or surcharges assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer and may include, but are not limited to, gross receipts taxes, excise taxes, Universal Service Fund fees and certain state regulatory fees. Such charges may be presented gross or net based upon the Company’s accounting policy election.  The Company records certain excise taxes and surcharges on a gross basis and includes them in its revenues and costs of network operations. Excise taxes and surcharges billed to customers and recorded on a gross basis (as service revenue and network operations expense) were $1.8 million $1.9 million, $0.1 million and $0.1 million for the three and nine months ended September 30, 2015 and 2014, respectively.

Financial instruments

At September 30, 2015, the carrying amount of cash and cash equivalents, accounts receivable, prepaid and other current assets, accounts payable and accrued expenses approximated fair value because of the short-term nature of these instruments. The Company measures its cash equivalents at amortized cost, which approximates fair value based upon quoted market prices (Level 1). Based upon recent trading prices (Level 2 — market approach) at September 30, 2015 the fair value of the Company’s $200.0 million senior unsecured notes was $191.0 million and the fair value of the Company’s $250.0 million senior secured notes was $245.0 million.

The Company was party to letters of credit totaling $0.3 million as of September 30, 2015. These letters of credit are secured by investments that are restricted and included in other assets.

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

Shares of restricted stock are included in the computation of basic EPS as they vest and are included in diluted EPS, to the extent they are dilutive, determined using the treasury stock method.  Anti-dilutive stock options and restricted shares are excluded from diluted weighted average shares.  For the three and nine months ended September 30, 2015 and 2014, the Company’s employees exercised options for 6,883, 19,507, 7,623 and 32,658 common shares, respectively.

The following details the determination of diluted weighted average shares:

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Weighted average common shares - basic	44,474,724	44,907,505	46,111,192
Dilutive effect of stock options	33,370	42,182	62,998
Dilutive effect of restricted stock	194,033	240,519	352,333
Weighted average common shares - diluted	44,702,127	45,190,206	46,526,523

The following details unvested shares of restricted common stock as well as the anti-dilutive effects of stock options and restricted stock awards outstanding:

	September 30, 2015	September 30, 2014
Unvested shares of restricted common stock	1,028,197	1,105,994
Anti-dilutive options for common stock	136,220	67,670
Anti-dilutive shares of restricted common stock	617,243	219,130

Recent Accounting Pronouncements

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company beginning on January 1, 2018. Early application is permitted for annual periods beginning after December 31, 2016. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest — Simplifying the Presentation of Debt Issuance Costs. The ASU will require debt issuance costs to be presented as a deduction from the corresponding debt liability making the presentation of debt costs consistent with the presentation of debt discounts or premiums. The new standard is effective for the Company on January 1, 2016 and the ASU must be applied retrospectively to all prior periods. As of September 30, 2015, net debt costs to be classified against debt liabilities were $4.7 million.

2. Property and equipment:

Depreciation and amortization expense related to property and equipment and capital leases was $17.6 million $52.5 million, $17.4 million and $51.9 million for the three and nine months ended September 30, 2015 and 2014, respectively. The Company capitalized salaries and related benefits of employees working directly on the construction and build-out of its network of $2.1 million, $6.3 million, $2.0 million and $5.9 million for the three and nine months ended September 30, 2015 and 2014, respectively.

Exchange agreement

In the three and nine months ended September 30, 2015 and 2014, the Company exchanged certain used network equipment and paid cash consideration for new network equipment. The fair value of the equipment received was estimated to be $2.7 million, $11.0 million, $6.5 million and $16.8 million, respectively, and resulted in gains of $1.1 million, $3.3 million, $3.1 million and $8.0 million, respectively. The estimated fair value of the equipment received was based upon the cash consideration price the Company pays for the new network equipment on a standalone basis (Level 3).

Purchase and installment payment agreements

In January 2015, the Company entered into a purchase agreement with a vendor. Under the purchase agreement the Company is required to purchase a total of $28.9 million of network equipment during the eighteen month term.  As of September 30, 2015, the Company was required to make an additional $10.2 million of purchases under the purchase agreement. In March 2015, the Company entered into an installment payment agreement (“IPA”) with this vendor.  Under the IPA the Company may purchase up to $25.0 million of network equipment in exchange for interest free note obligations each with a twenty-four month term.  There are no payments under each note obligation for the first six months followed by eighteen equal installment payments for the remaining eighteen month term. As of September 30, 2015, the Company had entered into $15.6 million of note obligations under the IPA.  The Company recorded the net present value of the note obligation utilizing an imputed interest rate.  The resulting discount totaling $0.7 million as of September 30, 2015, under the note obligations is being amortized over the note term using the effective interest rate method.

Gains on capital lease terminations

In March 2015 the Company elected to terminate certain IRU capital lease obligations in Spain with a vendor.  The Company obtained alternative fiber to serve its customers in Spain. Under its estimate of the termination provisions of the related contracts the Company has recorded an estimated termination liability of $8.1 million included in accrued and other current liabilities.  The difference between the remaining carrying amount of the related IRU capital lease ($29.9 million), liabilities the remaining net book value of the IRU assets ($10.0 million) and the termination liability and amounts due through the termination date was recorded as a gain on capital lease termination of $10.1 million.

In July 2015, the Company has settled a dispute for the payment of the remaining balances for certain IRU capital lease obligations in Europe with a vendor.  The IRU assets were fully depreciated in 2012 when the related fiber was replaced and was no longer used by the Company. The difference between the remaining net present value of the related IRU capital lease obligations ($1.8 million) and the settlement liability ($0.4 million) was recorded as a $1.4 million gain on termination of capital lease obligations.

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

The indenture governing the 2022 Notes, among other things, limits the Company’s ability to incur indebtedness; to pay dividends or make other distributions; to make certain investments and other restricted payments; to create liens; consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; to incur restrictions on the ability of a subsidiary to pay dividends or make other payments; and to enter into certain transactions with its affiliates.  Limitations on the ability to incur additional indebtedness (excluding IRU agreements incurred in the normal course of business) include a restriction on incurring additional indebtedness if the Company’s consolidated leverage ratio, as defined in the Indenture is greater than 5.0.  Permitted investments and payments that are not restricted total $44.5 million as of September 30, 2015 plus Holdings permitted investments of $15.5 million as of September 30, 2015 which are not subject to these limitations for a total permitted investment amount of $60.0 million as of September 30, 2015.  This amount may be increased by the Company’s consolidated cash flow, as defined in the Indenture, as long as the Company’s consolidated leverage ratio is less than 4.25.  The Company’s consolidated leverage ratio is currently above 4.25 so no amounts other than those described above are available for permitted investments including dividends and stock purchases.

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

The indenture governing the 2021 Notes, among other things, limits the Company’s ability to incur indebtedness; to pay dividends or make other distributions; to make certain investments and other restricted payments; to create liens; consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; to incur restrictions on the ability of a subsidiary to pay dividends or make other payments; and to enter into certain transactions with its affiliates.  Limitations on the ability to incur additional indebtedness (excluding IRU agreements incurred in the normal course of business) include a restriction on incurring additional indebtedness if the Company’s consolidated leverage ratio, as defined in the Indenture is greater than 5.0.  Permitted investments and payments that are not restricted total $44.5 million as of September 30, 2015 plus Holdings permitted investments of $15.5 million as of September 30, 2015 which are not subject to these limitations for a total permitted investment amount of $60.0 million as of September 30, 2015.  This amount may be increased by the Company’s consolidated cash flow, as defined in the Indenture as long as the Company’s consolidated leverage ratio is less than 4.25. The Company’s consolidated leverage ratio is currently above 4.25 so no amounts other than those described above are available for permitted investments including dividends and stock purchases.

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

Convertible senior notes

In June 2007, the Company issued its Convertible Notes for an aggregate principal amount of $200.0 million in a private offering for resale to qualified institutional buyers pursuant to SEC Rule 144A. The Convertible Notes were scheduled to mature on June 15, 2027, were unsecured, and bore interest at 1.00% per annum. Interest was payable in cash semiannually in arrears on June 15 and December 15, of each year, beginning on June 15, 2007. The Company received net proceeds from the issuance of the Convertible Notes of approximately $195.1 million, after deducting the original issue discount of 2.25% and issuance costs. The discount and other issuance costs were being amortized to interest expense using the effective interest method through June 15, 2014, which was the earliest put date. In 2008, the Company purchased an aggregate of $108.0 million of face value of the Convertible Notes for $48.6 million in cash in a series of transactions resulting in $92.0 million of principal amount of the Convertible Notes remaining after these purchase transactions.

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

The amount of interest expense recognized and effective interest rate for the Convertible Notes were as follows (in thousands):

Nine Months Ended September 30, 2014

Contractual coupon interest	$419
Amortization of discount and costs on Notes	3,106
Interest expense	$3,525
Effective interest rate	8.7%

4. Commitments and contingencies:

Current and potential litigation

In accordance with the accounting guidance for contingencies, the Company accrues its estimate of a contingent liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Where it is probable that a liability has been incurred and there is a range of expected loss for which no amount in the range is more likely than any other amount, the Company accrues at the low end of the range. The Company reviews its accruals at least quarterly and adjusts them to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular matter. The Company has taken certain positions related to its obligations for leased circuit and dark fiber obligations for which it is reasonably possible could result in a loss of up to $2.4 million in excess of the amount accrued at September 30, 2015.

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

Certain former sales employees of the Company filed a collective action against the Company in December 2011 in the United States District Court, Southern District of Texas, Houston Division alleging misclassification of the Company’s sales employees throughout the United States in violation of the Fair Labor Standards Act. The lawsuit sought to recover pay for allegedly unpaid overtime and other damages, including attorney’s fees. In March 2014, the judge de-certified the collective action. Each of the former employees that opted-in to the collective action retained the right to file an individual action. Approximately 70 former employees did so. The Company has settled a number of the cases that were filed and made the required settlement payments. Currently, only the case in California remains (Ambrosia v. Cogent Communications, Inc. in the U. S. District Court for the Northern District of California). In it the plaintiffs seek certification of a class or collective action related to the employees in California. The Company denies the claims and believes that the claims for unpaid overtime are without merit. The Company believes its classification of sales employees is in compliance with applicable law.

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

5.       Income taxes:

The effective income tax rates for the three and nine months ended September 30, 2015 and 2014 are different from the U.S. federal income tax statutory rate of 35.0% primarily due to the impact of discrete expenses, permanent differences resulting from non-deductible equity-based compensation expense and from the impact of state taxes and foreign losses that have not met the criteria for recording as an income tax benefit. The components of income (loss) before income taxes consist of the following (in thousands):

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014

Domestic	$9,343	$7,874	$10,245	$23,888
Foreign	(3,776)	(6,782)	(3,865)	(20,268)
Total	$5,567	$1,092	$6,380	$3,620

6. Common stock buyback program:

The Company’s board of directors has approved purchases of the Company’s common stock under a buyback program (the “Buyback Program”) though December 31, 2016.  At September 30, 2015, there was approximately $47.8 million remaining for purchases under the Buyback Program.  During the three and nine months ended September 30, 2015 and 2014, the Company purchased 0.4 million, 1.2 million, 0.5 million and 1.4 million shares of its common stock for $12.2 million, $39.4 million, $15.9 million and $48.0 million, respectively.

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

On November 2, 2015, the Company’s board of directors approved the payment of the Company’s quarterly dividend of $0.35 per common share.  The dividend for the fourth quarter of 2015 will be paid to holders of record on November 20, 2015. This estimated $15.6 million dividend payment is expected to be made on December 11, 2015.

The payment of any future dividends and any other returns of capital, including stock buybacks and our Capital Program, will be at the discretion of the Company’s board of directors and may be reduced, eliminated or increased and will be dependent upon the Company’s financial position, results of operations, available cash, cash flow, capital requirements, limitations under the Company’s debt indentures and other factors deemed relevant by the Company’s board of directors. The Company is a Delaware Corporation and under the General Corporate Law of the State of Delaware distributions may be restricted including a restriction that distributions, including stock purchases and dividends, do not result in an impairment of a corporation’s capital, as defined under Delaware Law.  The indentures governing the Company’s notes limit the Company’s ability to return cash to its stockholders.  Consequently, on November 2, 2015, the Company’s board of directors suspended the $12.0 million quarterly minimum payment under the Capital Program.  As the Company’s cash flow increases the indenture covenants permit additional distributions to stockholders.  See Note 3 for additional discussion of limitations on the Capital Program.

A summary of the Company’s quarterly dividends paid since its initial dividend payment is as follows (in thousands, except per share amounts):

Dividend Period	Amount per Common Share	Record Date	Payment Date	Dividends Paid
Q3 2012	$0.10	August 22, 2012	September 12, 2012	$4,537
Q4 2012	$0.11	November 21, 2012	December 12, 2102	$5,012
Q1 2013	$0.12	March 4, 2013	March 15, 2013	$5,489
Q2 2013	$0.13	May 31, 2013	June 18, 2013	$6,145
Q3 2013	$0.14	September 5, 2013	September 25, 2013	$6,512
Q4 2013	$0.37	November 27, 2013	December 20, 2013	$17,206
Q1 2014	$0.39	March 7, 2014	March 27, 2014	$18,352
Q2 2014	$0.17	May 30, 2014	June 18, 2014	$7,882
Q3 2014	$0.30	August 29, 2014	September 19, 2014	$13,792
Q4 2014	$0.31	November 26, 2014	December 12, 2014	$14,190
Q1 2015	$0.35	March 11, 2015	March 26, 2015	$16,001
Q2 2015	$0.42	May 22, 2015	June 12, 2015	$18,972
Q3 2015	$0.34	August 21, 2015	September 11, 2015	$15,296

A summary of the Company’s amounts paid under the Capital Program is as follows (in thousands, except per share amounts):

Dividend Period	Capital Program Amount	Stock Buyback Amount During the Period	Stock Buyback Amount Greater than Capital Program Amount?	Payment Under Capital Program Paid As Dividend (1)	Amount Per Share Paid As Dividends Under the Capital Program
Q3 2013	$10,000	$—	No	$—	$—
Q4 2013	$10,500	$—	No	$10,186	$0.22
Q1 2014	$10,500	$14,196	Yes	$10,707	$0.23
Q2 2014	$10,500	$17,888	Yes	$—	$—
Q3 2014	$12,000	$15,943	Yes	$—	$—
Q4 2014	$12,000	$10,555	No	$—	$—
Q1 2015	$12,000	$8,119	No	$1,357	$0.03
Q2 2015	$12,000	$19,106	Yes	$4,019	$0.09
Q3 2015	$12,000	$12,169	Yes	$—	$—

(1)                 Under the Capital Program if the amount spent on stock buybacks during a quarter is less than the program amount the difference is added to the dividend payment for the following quarter. The stock buyback amount for the third quarter of 2015 was

$12.2 million which was more than the minimum Capital Program amount of $12.0 million. As a result no additional amounts will be added to the fourth quarter 2015 regular dividend.

8. Related party transactions:

Office lease

The Company’s headquarters was located in an office building owned by Niobium LLC (a successor to 6715 Kenilworth Avenue Partnership). The two owners of Niobium LLC are the Company’s Chief Executive Officer, David Schaeffer, who has a 51% interest in Niobium LLC and his wife who has a 49% interest. The lease was scheduled to end on August 31, 2016 and was cancellable by the Company upon 60 days’ notice. The Company terminated the lease effective as of May 10, 2015.  In April 2015, the Company entered into a new lease agreement for its headquarters building with Sodium LLC whose two owners are the Company’s Chief Executive Officer, David Schaeffer, who has a 51% interest in Sodium LLC and his wife who has a 49% interest. The Company moved into the new headquarters building in May 2015. The fixed annual rent for the new headquarters building is $1.0 million per year plus an allocation of taxes and utilities.  The lease term is for five years and is cancellable by the Company upon 60 days’ notice. The Company’s audit committee reviews and approves all transactions with related parties.  The Company paid $0.3 million, $0.7 million, $0.2 million and $0.4 million in the three and nine months ended September 30, 2015 and 2014, respectively, for rent and related costs (including taxes and utilities) to these lessors for these leases, respectively.

9. Segment information:

The Company operates as one operating segment. The Company’s service revenue and long lived assets by geographic region are as follows (in thousands):

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Revenues
North America	$85,084	$76,089	$245,914	$223,701
Europe	17,933	19,602	53,143	59,551
Total	$103,017	$95,691	$299,057	$283,252

	September 30, 2015	December 31, 2014
Long lived assets, net
North America	$278,913	$266,713
Europe	78,279	94,082
Total	$357,192	$360,795

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

General Overview

We are a leading facilities-based provider of low-cost, high-speed Internet access and IP communications services. Our network is specifically designed and optimized to transmit data using IP. We deliver our services primarily to small and medium-sized businesses, communications service providers and other bandwidth-intensive organizations in North America, Europe and in Asia.

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

Our network is comprised of in-building riser facilities, metropolitan optical fiber networks, metropolitan traffic aggregation points and inter-city transport facilities. Our network is physically connected entirely through our facilities to 2,221 buildings in which we provide our on-net services, including 1,523 multi-tenant office buildings. We also provide on-net services in carrier-neutral colocation facilities, Cogent controlled data centers and single-tenant office buildings. We operate 51 Cogent controlled data centers totaling over 564,000 square feet.  Because of our integrated network architecture, we are not dependent on local telephone companies to serve our on-net customers. We emphasize the sale of our on-net services because we believe we have a competitive advantage in providing these services and these services generate gross profit margins that are greater than the gross profit margins of our off-net services.

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

We are a facilities-based provider of Internet access and communications services. Facilities-based providers require significant physical assets, or network facilities, to provide their services. Typically when a facilities-based network services provider begins providing its services in a new jurisdiction losses are incurred for several years until economies of scale have been achieved. Our foreign operations are in Europe, Canada, Mexico and Asia. Europe accounts for approximately 80% of our foreign operations. Our European operations have incurred losses and will continue to do so until our European customer base and revenues have grown sufficiently to achieve economies of scale.

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

Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

The following summary table presents a comparison of our results of operations with respect to certain key financial measures. The comparisons illustrated in the table are discussed in greater detail below.

	Three months ended September 30,		Percent
	2015	2014	Change
	(in thousands)
Service revenue	$103,017	$95,691	7.7%
On-net revenue	75,088	71,059	5.7%
Off-net revenue	27,688	24,330	13.8%
Non-core revenue	241	302	(20.2)%
Network operations expenses (1)	45,182	40,407	11.8%
Selling, general, and administrative expenses (2)	27,318	27,353	(0.1)%
Depreciation and amortization expenses	17,634	17,431	1.2%
Gains on equipment transactions	1,152	3,114	(63.0)%
Gain on capital lease termination	1,484	—	NM
Interest expense	10,002	12,662	(21.0)%

(1)  Includes equity-based compensation expenses of $126 and $114 in the three months ended September 30, 2015 and 2014, respectively.

(2)  Includes equity-based compensation expenses of $2,578 and $2,578 in the three months ended September 30, 2015 and 2014, respectively.

NM not meaningful

	Three Months Ended September 30,		Percent
	2015	2014	Change
Other Operating Data
Average Revenue Per Unit (ARPU)
ARPU—on-net	$586	$624	(6.0)%
ARPU—off-net	$1,369	$1,451	(5.6)%
Average Price per Megabit — installed base	$1.57	$1.93	(18.7)%
Customer Connections—end of period
On-net	43,364	38,559	12.5%
Off-net	6,897	5,694	21.1%
Non-core	356	377	(5.6)%

Service Revenue. Our service revenue increased 7.7% for the three months ended September 30, 2015 from the three months ended September 30, 2014. The impact of exchange rates resulted in a decrease of revenues for the three months ended September 30, 2015 of approximately $4.3 million.  All foreign currency comparisons herein reflect our third quarter 2015 results translated at the average foreign currency exchange rates for the third quarter of 2014.

Revenue recognition standards include guidance relating to any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, gross receipts taxes, Universal Service Fund fees and certain state regulatory fees. We record these taxes billed to our customers on a gross basis (as service revenue and network operations expense) in our consolidated statements of operations. The impact of these taxes including the Universal Service Fund resulted in an increase of our revenues for the three months ended September 30, 2015 of approximately $1.7 million.

Revenues from our corporate and net centric customers represented 58.8% and 41.2% of total service revenue, respectively, for the three months ended September 30, 2015 and represented 53.5% and 46.5% of total service revenue, respectively, for the three months ended September 30, 2014.  Revenues from corporate customers increased 18.3% to $60.6 million for the three months ended September 30, 2015 from $51.2 million for the three months ended September 30, 2014.  Revenues from our net-centric customers decreased by 4.7% to $42.4 million for the three months ended September 30, 2015 from $44.5 million for the three months ended September 30, 2014 primarily due to the negative impact of foreign exchange and a decline in our average price per megabit.

Our on-net revenues increased by 5.7% for the three months ended September 30, 2015 from the three months ended September 30, 2014. We increased the number of our on-net customer connections by 12.5% at September 30, 2015 from September 30, 2014. On-net customer connections increased at a greater rate than on-net revenues primarily due to the 6.0% decline in our on-net ARPU, primarily from a decline in

ARPU for our net centric customers and from the negative impact of foreign exchange. ARPU is determined by dividing revenue for the period by the average customer connections for that period. Our average price per megabit for our installed base of customers is determined by dividing the aggregate monthly recurring fixed charges for those customers by the aggregate committed data rate for the same customers. The decline in on-net ARPU is partly attributed to volume and term based pricing discounts. Additionally, on-net customers who cancel their service from our installed base of customers, in general, have an ARPU that is greater than the ARPU for our new customers due to declining prices primarily for our on-net services sold to our net-centric customers. These trends resulted in the reduction to our on-net ARPU and an 18.7% decline in our average price per megabit for our installed base of customers.

Our off-net revenues increased by 13.8% for the three months ended September 30, 2015 from the three months ended September 30, 2014.  Our off-net revenues increased as we increased the number of our off-net customer connections by 21.1% at September 30, 2015 from September 30, 2014. Our off-net customer connections increased at a greater rate than our off-net revenue primarily due to the 5.6% decrease in our off-net ARPU.

Network Operations Expenses. Network operations expenses include the costs of personnel associated with service delivery, network management and customer support, network facilities costs, fiber and equipment maintenance fees, leased circuit costs, and access and facilities fees paid to building owners and certain excise taxes billed to our customers. Non-cash equity-based compensation expense is included in network operations expenses consistent with the classification of the employee’s salary and other compensation. Our network operations expenses, including non-cash equity-based compensation expense, increased 11.8% for the three months ended September 30, 2015 from the three months ended September 30, 2014. The increase is primarily attributable to an increase in costs related to our network and facilities expansion activities, a $1.7 million increase in excise taxes billed to our customers recorded on a gross basis (in service revenue and cost of network operations expense) and the increase in our off-net revenues.  When we provide off-net services we also assume the cost of the associated tail-circuits. The impact of exchange rates resulted in a decrease of network operations expenses for the three months ended September 30, 2015 of approximately $1.7 million.

Selling, General, and Administrative (“SG&A”) Expenses. Our SG&A expenses, including non-cash equity-based compensation expense, decreased 0.1% for the three months ended September 30, 2015 from the three months ended September 30, 2014. Non-cash equity-based compensation expense is included in SG&A expenses consistent with the classification of the employee’s salary and other compensation.  SG&A expenses decreased primarily from an increase in salaries and related costs required to support our expansion and the increase in our sales efforts being offset by a $1.0 million decline in legal and economic analysis fees primarily associated with U.S. net neutrality and interconnection regulatory matters.  Our sales force headcount increased by 4.9% from 452 at September 30, 2014 to 474 at September 30, 2015. The impact of exchange rates resulted in a decrease of SG&A expenses for the three months ended September 30, 2015 of approximately $0.9 million.

Depreciation and Amortization Expenses. Our depreciation and amortization expense increased 1.2% for the three months ended September 30, 2015 from the three months ended September 30, 2014. The increase is primarily due to the depreciation expense associated with the increase in deployed fixed assets.

Gains on Equipment Transactions.  In the three months ended September 30, 2015 and September 30, 2014, we exchanged certain used network equipment and cash consideration for new network equipment resulting in gains of $1.2 million and $3.1 million, respectively, based upon the estimated fair value of the new network equipment less the carrying amount of the returned used network equipment and the cash paid.

Gain on capital lease termination.   In July 2015, we settled a dispute for the payment of the remaining balances for certain IRU capital lease obligations with a vendor.  The IRU assets were fully depreciated in 2012 when the related fiber was replaced and was no longer used by us. The difference between the remaining net present value of the related IRU capital lease obligations and the settlement liability was recorded as a gain of $1.5 million.

Interest Expense.  Interest expense results from interest incurred on our $250.0 million of senior secured notes that we issued on February 20, 2015, $200.0 million of senior unsecured notes that we issued on April 9, 2014, and for the three months ended September 30, 2014, $240.0 million of senior secured notes that we issued in August 2013 and January 2011 and redeemed in March 2015 and interest on our capital lease obligations. Our interest expense decreased by 21.0% for the three months ended September 30, 2015 from the three months ended September 30, 2014 due to the March 2015 redemption of our $240 million of 8.375% senior secured notes that carried a higher interest rate than our $250.0 million of 5.375% senior secured notes that we issued in February 2015.  Additionally, in March 2015 we elected to terminate $29.9 million of capital lease obligations in Spain with a vendor reducing our interest expense on our capital leases.

Buildings On-net. As of September 30, 2015 and 2014, we had a total of 2,221 and 2,090 on-net buildings connected to our network, respectively.

Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

The following summary table presents a comparison of our results of operations with respect to certain key financial measures. The comparisons illustrated in the table are discussed in greater detail below.

	Nine months ended September 30,		Percent
	2015	2014	Change
	(in thousands)
Service revenue	$299,057	$283,252	5.6%
On-net revenue	218,331	210,557	3.7%
Off-net revenue	79,940	71,687	11.5%
Non-core revenue	786	1,008	(22.0)%
Network operations expenses (1)	128,673	118,848	8.3%
Selling, general, and administrative expenses (2)	85,922	79,775	7.7%
Depreciation and amortization expenses	52,517	51,937	1.1%
Gains on equipment transactions	3,420	8,140	(58.0)%
Gains on capital lease terminations	11,593	—	NM
Interest expense	31,000	37,756	(17.9)%
Loss on debt extinguishment and redemption	10,144	—	NM

(1)  Includes equity-based compensation expenses of $458 and $341 in the nine months ended September 30, 2015 and 2014, respectively.

(2)  Includes equity-based compensation expenses of $8,486 and $6,229 in the nine months ended September 30, 2015 and 2014, respectively.

NM — not meaningful

	Nine Months Ended September 30,		Percent
	2015	2014	Change
Other Operating Data
Average Revenue Per Unit (ARPU)
ARPU—on-net	$583	$639	(8.7)%
ARPU—off-net	$1,370	$1,478	(7.3)%
Average Price per Megabit — installed base	$1.64	$2.04	(19.7)%
Customer Connections—end of period
On-net	43,364	38,559	12.5%
Off-net	6,897	5,694	21.1%
Non-core	356	377	(5.6)%

Service Revenue. Our service revenue increased 5.6% for the nine months ended September 30, 2015 from the nine months ended September 30, 2014. The impact of exchange rates resulted in a decrease of revenues for the nine months ended September 30, 2015 of approximately $13.4 million.  All foreign currency comparisons herein reflect our 2015 results for the nine months ended September 30, 2015 translated at the average foreign currency exchange rates for the nine months ended September 30, 2014.

Revenue recognition standards include guidance relating to any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, gross receipts taxes, Universal Service Fund fees and certain state regulatory fees. We record these taxes billed to our customers on a gross basis (as service revenue and network operations expense) in our consolidated statements of operations.  The impact of these taxes including the Universal Service Fund resulted in an increase of our revenues for the nine months ended September 30, 2015 of approximately $1.7 million.

Revenues from our corporate and net centric customers represented 57.8% and 42.2% of total service revenue, respectively, for the nine months ended September 30, 2015 and represented 52.5% and 47.5% of total service revenue, respectively, for the nine months ended September 30, 2014.  Revenues from corporate customers increased 16.3% to $172.9 million for the nine months ended September 30, 2015 from $148.6 million for the nine months ended September 30, 2014.  Revenues from our net-centric customers decreased by 6.3% to $126.2 million for the nine months ended September 30, 2015 from $134.6 million for the nine months ended September 30, 2014 primarily due to the negative impact of foreign exchange and a decline in our average price per megabit.

Our on-net revenues increased 3.7% for the nine months ended September 30, 2015 from the nine months ended September 30, 2014. We increased the number of our on-net customer connections by 12.5% at September 30, 2015 from September 30, 2014. On-net customer connections increased at a greater rate than on-net revenues primarily due to the 8.7% decline in our on-net ARPU, primarily from a decline in ARPU for our net centric customers and from the negative impact of foreign exchange. ARPU is determined by dividing revenue for the period by the average customer connections for that period. Our average price per megabit for our installed base of customers is determined by dividing the aggregate monthly recurring fixed charges for those customers by the aggregate committed data rate for the same customers. The decline in on-net ARPU is partly attributed to volume and term based pricing discounts. Additionally, on-net customers who cancel their service from our installed base of customers, in general, have an ARPU that is greater than the ARPU for our new customers due to declining prices primarily for our on-net services sold to our net-centric customers. These trends resulted in the reduction to our on-net ARPU and a 19.7% decline in our average price per megabit for our installed base of customers.

Our off-net revenues increased 11.5% for the nine months ended September 30, 2015 from the nine months ended September 30, 2014.  Our off-net revenues increased as we increased the number of our off-net customer connections by 21.1% at September 30, 2015 from September 30, 2014. Our off-net customer connections increased at a greater rate than our off-net revenue primarily due to the 7.3% decrease in our off-net ARPU.

Network Operations Expenses. Network operations expenses include the costs of personnel associated with service delivery, network management and customer support, network facilities costs, fiber and equipment maintenance fees, leased circuit costs, and access and facilities fees paid to building owners and certain excise taxes billed to our customers. Non-cash equity-based compensation expense is included in network operations expenses consistent with the classification of the employee’s salary and other compensation. Our network operations expenses, including non-cash equity-based compensation expense, increased 8.3% for the nine months ended September 30, 2015 from the nine months ended September 30, 2014. The increase is primarily attributable to an increase in costs related to our network and facilities expansion activities, a $1.7 million increase in excise taxes billed to our customers recorded on a gross basis (in service revenue and cost of network operations expense) and the increase in our off-net revenues.  When we provide off-net services we also assume the cost of the associated tail-circuits. The impact of exchange rates resulted in a decrease of network operations expenses for the three months ended September 30, 2015 of approximately $5.3 million.

Selling, General, and Administrative (“SG&A”) Expenses. Our SG&A expenses, including non-cash equity-based compensation expense, increased 7.7% for the nine months ended September 30, 2015 from the nine months ended September 30, 2014. Non-cash equity-based compensation expense is included in SG&A expenses consistent with the classification of the employee’s salary and other compensation.  SG&A expenses increased primarily from an increase in salaries and related costs required to support our expansion and the increase in our sales efforts partly offset by a $0.8 million decrease in our legal and economic analysis fees primarily associated with U.S. net neutrality and interconnection regulatory matters and the impact of exchange rates of approximately $3.0 million.  Our sales force headcount increased by 4.9% from 452 at September 30, 2014 to 474 at September 30, 2015.

Depreciation and Amortization Expenses. Our depreciation and amortization expense increased 1.1% for the nine months ended September 30, 2015 from the nine months ended September 30, 2014. The increase is primarily due to the depreciation expense associated with the increase in deployed fixed assets.

Gains on Equipment Transactions.  In the nine months ended September 30, 2015 and September 30, 2014, we exchanged certain used network equipment and cash consideration for new network equipment resulting in gains of $3.4 million and $8.1 million, respectively.

Gains on capital lease terminations. In March 2015 we elected to terminate certain IRU capital lease obligations with a vendor.  Under our estimate of the termination provisions of the related contract we recorded an estimated termination liability of $8.1 million.  The difference between the remaining net present value of the related IRU capital leases, the remaining net book value of the IRU assets and the termination liability and amounts due through the termination date was recorded as a gain on capital lease termination of $10.1 million in the nine months ended September 30, 2015.

In July 2015, we settled a dispute for the payment of the remaining balances for certain IRU capital lease obligations with a vendor.  The IRU assets were fully depreciated in 2012 when the related fiber was replaced and was no longer used by us. The difference between the remaining net present value of the related IRU capital lease obligation and the settlement liability was recorded as a gain on lease obligations of $1.5 million.

Interest Expense.  Interest expense results from interest incurred on our $250.0 million of senior secured notes that we issued on February 20, 2015, $200.0 million of senior unsecured notes that we issued on April 9, 2014, $240.0 million of senior secured notes that we issued in August 2013 and January 2011 and redeemed in March 2015, $92.0 million of convertible senior notes that we issued in June 2007 and repaid in June 2014, and interest on our capital lease obligations. Our interest expense decreased by 17.9% for the nine months ended September 30, 2015 from the nine months ended September 30, 2014 due to the March 2015 redemption of our $240 million of 8.375% senior secured notes that carried a higher interest rate than our $250.0 million of 5.375% senior secured notes that we issued in February 2015 and the repayment of our convertible notes.  Additionally, in March 2015 we elected to terminate $29.9 million of capital lease obligations in Spain with a vendor reducing our interest expense on our capital leases.

Debt extinguishment, redemption and new debt issuance- $250.0 million.  In March 2015, we redeemed our $240.0 million 8.375% senior notes due in 2018 at a redemption price of 104.188% of the $240.0 million principal amount thereof plus accrued and unpaid interest with the proceeds from our February 2015 issuance of $250.0 million of 5.375% senior secured notes and existing cash on hand. As a result of this transaction we incurred a loss on debt extinguishment and redemption of $10.1 million in the nine months ended September 30, 2015.

Buildings On-net. As of September 30, 2015 and 2014, we had a total of 2,221 and 2,090 on-net buildings connected to our network, respectively.

Liquidity and Capital Resources

In assessing our liquidity, management reviews and analyzes our current cash balances, accounts receivable, accounts payable, accrued liabilities, capital expenditure commitments, and required capital lease and debt payments and other obligations.

Cash Flows

The following table sets forth our consolidated cash flows.

	Nine months ended September 30,
(in thousands)	2015	2014
Net cash provided by operating activities	$61,810	$55,105
Net cash used in investing activities	(30,509)	(46,919)
Net cash (used in) provided by financing activities	(109,089)	792
Effect of exchange rates on cash	(2,712)	(2,065)
Net (decrease) increase in cash and cash equivalents during period	$(80,500)	$6,913

Net Cash Provided by Operating Activities.  Our primary sources of operating cash are receipts from our customers who are billed on a monthly basis for our services. Our primary uses of operating cash are payments made to our vendors, employees and interest payments made to our capital lease vendors and our note holders.  Cash provided by operating activities is subject to variability period to period primarily from the timing of payments related to interest and account payable.

Net Cash Used In Investing Activities.  Our primary use of cash for investing activities is for purchases of property and equipment. Purchases of property and equipment were $30.6 million and $47.0 million for the nine months ended September 30, 2015 and 2014, respectively. The changes in purchases of property and equipment are primarily due to the timing and scope of our network expansion activities including geographic expansion and adding buildings to our network.  In the nine months ended September 30, 2015 we obtained $15.6 million of network equipment in exchange for a note payable under an installment payment agreement.

Net Cash (Used In) Provided By Financing Activities.  Our primary uses of cash for financing activities are for principal payments under our capital lease obligations, dividend payments, stock purchases and in the nine months ended September 30, 2015 we redeemed our $240.0 million senior secured notes for a payment of $251.3 million and in the nine months ended September 30, 2014 we repaid our senior convertible notes for $92.0 million.  During the nine months ended September 30, 2015 and 2014 we paid $39.4 million and $48.0 million, respectively, for purchases of our common stock.  Principal payments under our capital lease were $16.9 million and $15.4 million for the nine months ended September 30, 2015 and 2014, respectively.  During the nine months ended September 30, 2015 and 2014 we paid $50.3 million and $40.0 million, respectively, for our quarterly dividend payments. During the nine months ended September 30, 2015 we received net proceeds of $248.6 million from the issuance of our $250.0 million senior secured notes.  In June 2014 we received net proceeds of $195.8 million from the issuance of our $200.0 million senior unsecured notes.

Cash Position and Indebtedness

Our total indebtedness at September 30, 2015 was $596.4 million and our total cash and cash equivalents were $207.3 million. Our total indebtedness at September 30, 2015 includes $130.9 million of capital lease obligations for dark fiber under long term IRU agreements.

Summarized Financial Information of Holdings

Holdings is an unrestricted subsidiary as defined under the indenture governing our 2021 Notes and our 2022 Notes and Holdings is also a guarantor under these notes.  Under the indenture we are required to disclose financial information of Holdings including its assets, liabilities and its operating results (“Holdings Financial Information”).  The Holdings Financial Information as of and for the nine months ended September 30, 2015 is detailed below (in thousands).

September 30, 2015
(Unaudited)
Cash and cash equivalents	$16,322
Total assets	$16,322

Investment from subsidiaries	$149,781
Common stock	45
Retained deficit	(133,504)
Total equity	$16,322

Nine Months Ended September 30, 2015
(Unaudited)
Equity-based compensation expense	9,743
Interest income	30
Net loss	$(9,713)

Common Stock Buyback Program

Our board of directors has approved purchases our common stock under a buyback program (the “Buyback Program”) through December 31, 2016.  We purchased approximately 1.2 million and 1.4 million shares for $39.4 million and $48.0 million during the nine months ended September 30, 2015 and 2014, respectively.  As of September 30, 2015 there was a total of $47.8 million available under the Buyback Program.

Dividends on Common Stock and Return of Capital Program

Our initial quarterly dividend payment was made in the third quarter of 2012. In addition to our regular quarterly dividends, our board of directors has approved an additional return of capital program (the “Capital Program”) for our shareholders. Under the Capital Program we plan on returning additional capital to our shareholders each quarter through either stock buybacks or a special dividend or a combination of stock buybacks and a special dividend. The aggregate payment under the Capital Program was initially set at a minimum of $10.0 million each quarter and was increased to be a minimum of $12.0 million each quarter. Amounts paid under our Capital Program are in addition to our regular quarterly dividend payments. A summary of our quarterly dividends paid since our initial dividend payment and amounts paid under the Capital Program are included in Note 7 to our interim consolidated financial statements.

The return of capital under the Capital Program will be at the discretion of our board of directors and may be reduced or increased at any time. The indentures governing our notes limits our ability to return cash to our stockholders.  Consequently, on November 2, 2015, our board of directors suspended the $12.0 million quarterly minimum payment under the Capital Program.  As our cash flow increases the indenture covenants permit additional distributions to stockholders.

The payment of any future dividends and any other returns of capital, including stock buybacks, will be at the discretion of our board of directors and may be reduced, eliminated or increased and will be dependent upon our financial position, results of operations, available cash, cash flow, capital requirements, limitations under the Company’s debt indentures as described in Note 3 to our interim condensed consolidated financial statements and other factors deemed relevant by our board of directors. We are a Delaware Corporation and under the General Corporate Law of the State of Delaware distributions may be restricted including a restriction that distributions, including stock purchases and dividends, do not result in an impairment of a corporation’s capital, as defined under Delaware Law.

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

Future Capital Requirements

We believe that our cash on hand and cash generated from our operating activities will be adequate to meet our working capital, capital expenditure, debt service, dividend payments and stock buybacks, if any including payments under our Capital Program and other cash requirements for the next twelve months if we execute our business plan.

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

Critical Accounting Policies and Significant Estimates

Management believes that as of September 30, 2015, there have been no material changes to our critical accounting policies and significant estimates from those listed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2014.

Recent Accounting Pronouncements

Recent Accounting Pronouncements—to be Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers , which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for us on January 1, 2018. Early application is permitted for annual periods beginning after December 31, 2016. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest — Simplifying the Presentation of Debt Issuance Costs.  The ASU will require debt issuance costs to be presented as a deduction from the corresponding debt liability making the presentation of debt costs consistent with the presentation of debt discounts or premiums.  The new standard is effective for us on January 1, 2016 and the ASU must be applied retrospectively to all prior periods. As of September 30, 2015, net debt costs to be classified against debt liabilities were $4.7 million.

ITEM 3.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management believes that as of September 30, 2015, there have been no material changes to our exposures to market risk from those disclosed in Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” of our annual report on Form 10-K for the year ended December 31, 2014.

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

ITEM 2.                    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Board of Directors had authorized a plan to permit the repurchase of our common stock in negotiated and open market transactions. As of September 30, 2015 there was $47.8 million remaining for authorized purchases under our stock buyback program. We may purchase shares from time to time depending on market, economic, and other factors. The authorization will continue through December 31, 2016.

The following table summarizes our common stock repurchases during the third quarter of 2015 made pursuant to this authorization. During the quarter, we did not purchase shares outside of this program, and all purchases were made by or on behalf of the Company and not by any “affiliated purchaser” (as defined by Rule 10b-18 of the Securities Exchange Act of 1934).

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2015	43,335	$32.24	43,335	$58,562,653
August 1-31, 2015	139,289	$28.67	139,289	$54,569,230
September 1-30, 2015	248,848	$27.24	248,848	$47,790,430

ITEM 6.                    EXHIBITS.

(a) Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer (furnished herewith)
32.2	Certification of Chief Financial Officer (furnished herewith)
101.1

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 5, 2015	COGENT COMMUNICATIONS HOLDINGS, INC.

	By:	/s/ David Schaeffer
Name: David Schaeffer
Title: Chairman of the Board and Chief Executive Officer

Date: November 5, 2015	By:	/s/ Thaddeus G. Weed
Name: Thaddeus G. Weed
Title: Chief Financial Officer (Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description
31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer (furnished herewith)
32.2	Certification of Chief Financial Officer (furnished herewith)
101.1

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (filed herewith).