Form 10-K
period 2015-12-31
COGENT COMMUNICATIONS HOLDINGS, INC.
filed 2016-02-24
CIK 1158324

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2015
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from to

Commission file number 000-51829

COGENT COMMUNICATIONS HOLDINGS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	46-5706863 (I.R.S. Employer Identification No.)
2450 N Street N.W. Washington, D.C. (Address of Principal Executive Offices)	20037 (Zip Code)

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The number of shares outstanding of the issuer's common stock, par value $0.001 per share, as of February 24, 2016 was 45,208,093.

         The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing price of $33.84 per share on June 30, 2015 as reported by the NASDAQ Global Select Market was approximately $1.4 billion.

COGENT COMMUNICATIONS HOLDINGS, INC.
FORM 10-K ANNUAL REPORT
FOR THE YEAR ENDED DECEMBER 31, 2015

i

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's definitive proxy statement for the registrant's 2016 annual shareholders meeting are incorporated by reference in Part III of this Form 10-K.

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

        We offer on-net Internet access services exclusively through our own facilities, which run from our network to our customers' premises. We are not dependent on local telephone companies to serve our customers for our on-net Internet access services because of our integrated network architecture. We offer our on-net services to customers located in buildings that are physically connected to our network. Our on-net service consists of high-speed Internet access and IP connectivity ranging from 100 Megabits per second to 100 Gigabits per second of bandwidth. We provide our on-net Internet access services to our corporate and net-centric customers. Our corporate customers are located in multi-tenant office buildings and typically include law firms, financial services firms, advertising and marketing firms and other professional services businesses. Our net-centric customers include bandwidth-intensive users such as universities, other Internet service providers, telephone companies, cable television companies, web hosting companies, content delivery network companies and commercial content and application service providers. These net-centric customers obtain our services in carrier neutral data centers and in our data centers. We operate data centers throughout North America and Europe that allow our customers to collocate their equipment and access our network.

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

        Network.    Our on-net service does not rely on circuits that must be provisioned by a third party carrier. In on-net multi-tenant office buildings we provide our customers the entire network, including the "last mile" and the in-building wiring connecting to our customer's suite. In carrier neutral data centers we are collocated with our customers so only a connection within the data center is required to provide our services. This gives us more control over our service, quality and pricing. It also allows us to provision services more quickly and efficiently than provisioning services on a third-party carrier network. We are typically able to activate service to our customers in one of our on-net buildings in approximately thirteen business days.

        High Quality, Reliable Service.    We are able to offer high-quality Internet service due to our metro and intercity network. Its design increases the speed and throughput of our network and reduces the number of data packets dropped during transmission compared to traditional circuit-switched networks. We believe that we deliver a high level of technical performance because our network is optimized for IP traffic. We believe that our network is more reliable and delivers IP traffic at lower cost than networks built as overlays to traditional circuit-switched, or TDM networks.

        High Traffic Network Footprint.    We have strategically chosen locations, such as over 1,540 large multi-tenant office buildings in major North American cities and carrier neutral data centers in North America and Europe with high levels of Internet traffic, to maximize our revenue opportunities and expand our margins. Our network is connected to our on-net multi-tenant office buildings where we offer our services to a diverse set of high-quality, low churn corporate customers within close physical proximity of each other. Our network is also directly connected to over 760 carrier neutral colocation and data centers where our net-centric customers directly interconnect with our network. We also operate 51 data centers across the United States and in Europe which comprise over 565,000 square feet of floor space and are directly connected to our network.

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

        Focus on Providing Low-Cost, High-Speed Internet Access and IP Connectivity.    We intend to further load our high-capacity network to respond to the growing demand for high-speed Internet transit service generated by bandwidth-intensive applications such as streaming media, online gaming, video, voice over IP (VOIP), remote data storage, distributed computing, cloud services and virtual private networks. We intend to do so by continuing to offer our high-speed and high-capacity services at competitive prices.

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

        Selectively Pursuing Acquisition Opportunities.    In addition to adding customers through our sales and marketing efforts, we will continue to seek out acquisition opportunities that increase our customer base, allowing us to take advantage of the unused capacity on our network and to add revenues with minimal incremental costs. We may pursue acquisition opportunities that we believe expand our footprint, generate positive cash flow and may include off-net as well as on-net customers including complementary businesses and those offering over the top applications such as VOIP. We may also make opportunistic acquisitions of network assets. Given our record of successful asset integration, we believe we can continue to successfully integrate new businesses as they are acquired.

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

        Our network serves over 190 metropolitan markets in North America, Europe and Asia and encompasses:

  •
  over 1,540 multi-tenant office buildings strategically located in commercial business districts;

  •
  over 760 carrier-neutral Internet aggregation facilities, data centers and single-tenant buildings;

  •
  over 620 intra-city networks consisting of over 28,100 fiber miles;

  •
  an inter-city network of more than 56,000 fiber route miles; and

  •
  multiple high-capacity transatlantic and transpacific circuits that connect the North American, European and Asian portions of our network.

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

Inter-city Networks

        Our inter-city network consists of optical fiber connecting major cities in North America, Europe and Asia. The North American, European and Asian portions of our network are connected by transoceanic circuits. Our network was built by acquiring from various owners of fiber optic networks the right to use typically two strands of optical fiber out of the multiple fibers owned by the cable operator. We install the optical and electronic equipment necessary to amplify, regenerate, and route the optical signals along these networks. We have the right to use the optical fiber under long term agreements. We pay these providers our pro rata fees for the maintenance of the optical fiber and provide our own equipment maintenance.

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

        Within the cities where we offer our off-net Internet access services, we lease circuits from telecommunications carriers, primarily local telephone companies, to provide the last mile connection to our customer's premises. Typically, these circuits are aggregated at various locations in those cities onto higher-capacity leased circuits that ultimately connect the local aggregation router to our network.

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

Data Centers

        We operate 51 data centers across the United States and in Europe. These facilities comprise over 565,000 square feet of floor space and are directly connected to our network. Each location is equipped with secure access, uninterruptable power supplies (UPS), and backup generators. Our customers typically purchase bandwidth, rack space, and power within these facilities.

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

        Peering agreements between ISPs are necessary in order for them to exchange traffic. Without peering agreements, each ISP would have to buy Internet access from every other ISP in order for its customer's traffic, such as email, to reach and be received from customers of other ISPs. We are considered a Tier 1 ISP and, as a result, we have settlement-free peering arrangements with other providers. We do not purchase transit services or paid peering to reach any portion of the Internet. This allows us to exchange traffic with those ISPs without payment by either party. In such arrangements, each party exchanging traffic bears its own cost of delivering traffic to the point at which it is handed off to the other party. We do not treat our settlement-free peering arrangements as generating revenue or expense related to the traffic exchanged. However, we charge customers for transit services across our network. We do not sell or purchase paid peering. We directly connect with over 5,580 total networks of which approximately 30 are settlement-free peers, the remaining networks are Cogent transit customers.

Network Management and Customer Care

        Our primary network operations centers are located in Washington, D.C. and Madrid, Spain. These facilities provide continuous operational support for our network in both North America and Europe. Our network operations centers are designed to immediately respond to any problems in our network. Our customer care call centers are located in Washington D.C., Herndon Virginia, Madrid Spain, Paris France, and Frankfurt Germany. To ensure the quick replacement of faulty equipment in the intra-city and long-haul networks, we have deployed field engineers across North America and Europe. In addition, we have maintenance contracts with third-party vendors that specialize in optical and routed networks.

Our Services

        We offer our high-speed Internet access and IP connectivity services primarily to small and medium-sized businesses, communications providers and other bandwidth-intensive organizations located in North America, Europe and Asia.

        The table below shows our primary service offerings:

On-Net Services	Bandwidth (Mbps)
Fast Ethernet	100
Gigabit Ethernet	1,000
10 Gigabit Ethernet	10,000
100 Gigabit Ethernet	100,000
Point-to-Point / Point to Multi-Point or VLPS	10 to 2,000
Colocation with Internet Access	10 to 100,000

Off-Net Services	Bandwidth (Mbps)
Ethernet	10, 100, 1,000 or 10,000

        We offer on-net services in over 190 metropolitan markets. We serve over 2,250 on-net buildings. Our most popular on-net service in North America is our Fast Ethernet service, which provides Internet access at 100 megabits per second. We typically offer our Fast Ethernet (Internet access) service to small and medium-sized business customers. We also offer Internet access services at higher speeds of up to 100 Gigabits per second. These services are generally used by customers that have businesses, such as web hosting and ISP's that are Internet based and are generally delivered at our data centers and carrier neutral data centers. We believe that, on a per-Megabit basis, this service offering is one of the lowest priced in the marketplace. We also offer colocation services in our data centers located in North America and Europe. This service offers Internet access combined with rack space and power in our facility, allowing the customer to locate a server or other equipment at that location and connect to our Internet access service. Our final on-net service offering is our Point-to-Point / Point to Multi-Point or Virtual Private Line service or "Layer 2" service (VPN services). These IP VPN connections span North America, Europe and Asia and allow customers to connect geographically dispersed local area networks in a seamless manner. We offer lower prices for longer term and volume commitments. We emphasize the sale of our on-net services because we believe that we have a competitive advantage in providing these services and these services generate gross profit margins that are greater than our off-net services.

        In 2013 several providers of video services began using our on-net service to deliver movies and other video programing to consumers. Streaming video uses large bandwidth, e.g. 4-10 Mbps for high definition or 4-K television. This caused significant growth in the traffic we sent to the major telephone and cable companies that provide most broadband connections to consumers in the U. S. These companies refused or delayed increases to the capacity of the connection over which we exchange traffic with them. This resulted in a degradation of service for our customers and their customers through much of 2015. Following the issuance by the U.S. Federal Communications Commission of its Open Internet Order we were able to enter into agreements with most of these carriers that have alleviated the congestion we were experiencing in North America. As streaming video usage grows in Europe the refusal of incumbent PTT residential service providers to upgrade connections has degraded service to our customers and their customers in Europe. (See the Risk Factor below for additional information on the exchange of traffic and settlement free peering.)

        We offer our off-net services to customers that are not located in our on-net buildings. These services are primarily provided in the metropolitan markets in North America and Europe in which we offer on-net services primarily dedicated Internet access, point to point, virtual private line services and Layer 2 services (IP VPN's). These services are generally provided to small and medium-sized businesses in over 4,700 off-net buildings.

        We support non-core services that we assumed with certain of our acquisitions. These services primarily include voice services (only provided in Toronto, Canada). We expect that the revenue from our non-core services will continue to decline. We do not actively sell these services and expect the growth of our Internet access services to compensate for this loss.

        No single customer accounted for more than 2.2% of our 2015 revenues.

Sales and Marketing

        Direct Sales.    We employ a direct sales and marketing approach. As of February 1, 2016, our sales force included 500 full-time employees. Our quota bearing sales force includes 384 employees with 282 employees focused primarily on the corporate market and 102 employees focused primarily on the net-centric market. Our sales personnel work through direct face-to-face contact in addition to telesales with potential customers in, or intending to locate in, our on-net buildings. Through agreements with building owners, we are able to initiate and maintain personal contact with our customers by staging various promotional and social events in our multi-tenant office buildings and carrier neutral data centers. Sales personnel are compensated with a base salary plus quota-based commissions and incentives. We use a customer relationship management system to efficiently track sales activity levels and sales productivity.

        Indirect Sales.    We also have an indirect sales program. Our indirect sales program includes several master agents with whom we have a direct relationship. Through our agreements with our master agents we are able to sell through to thousands of sub agents. All agents have access to selling to potential corporate customers and may sell all Cogent products. We have hired an indirect channel team who manages these indirect relationships. The indirect channel team is compensated with a base salary plus quota-based commissions and incentives. We use our customer relationship management system to efficiently track indirect sales activity levels and the sales productivity of our agents under our indirect sales program.

        Marketing.    Because of our historical focus on a direct sales force that utilizes direct face to face contact as well as telesales, we have not spent funds on television, radio or print advertising. Our marketing efforts are designed to drive awareness of our products and services, to identify qualified leads through various direct marketing campaigns and to provide our sales force with product brochures, collateral materials, in building marketing events and relevant sales tools to improve the overall effectiveness of our sales organization. In addition, we conduct public relations efforts focused on cultivating industry analyst and media relationships with the goal of securing media coverage and public recognition of our Internet and VPN communications services. Our marketing organization is responsible for our product strategy and direction based upon primary and secondary market research and the advancement of new technologies.

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

        We believe that competition is based on many factors, including price, transmission speed, ease of access and use, length of time to provision service, breadth of service availability, reliability of service, customer support and brand recognition. Because our fiber optic networks have been recently installed compared to those of the incumbent carriers, our state-of-the-art technology may provide us with cost, capacity, and service quality advantages over some existing incumbent carrier networks; however, our network may not support some of the services supported by these legacy networks, such as circuit-switched voice, ATM and frame relay. While the Internet access speeds offered by traditional ISPs serving multi-tenant office buildings using DSL or cable modems typically do not match our on-net offerings in terms of throughput or quality, these slower services are usually priced lower than our offerings and thus provide competitive pressure on pricing, particularly for more price-sensitive customers. These and other downward pricing pressures particularly in carrier neutral data centers have diminished, and may further diminish, the competitive advantages that we have enjoyed as the result of the pricing of our services. Increasingly, traditional ISPs are upgrading their services using optical fiber and cable technology so that they can match our transmission speed and quality.

Regulation

        In the United States, the Federal Communications Commission (FCC) regulates common carriers' interstate services and state public utilities commissions exercise jurisdiction over intrastate basic telecommunications services. Our Internet service offerings are not currently regulated by state public utility commissions. The FCC has promulgated rules that would bring aspects of Internet service (but not our services) under common carrier regulations pursuant to Title II of the U.S. Communications Act. We may become subject to additional regulation in the United States at the federal and state levels and in other countries. These regulations change from time to time in ways that are difficult for us to predict.

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

Reportable Segments and Geographic Information

        We conduct our business through one reportable segment. For information regarding our service revenues and long lived assets by geographic region see Note 10 to our consolidated financial statements.

Employees

        As of February 1, 2016, we had 836 employees. Unions represent 27 of our employees in France. We believe that we have a satisfactory relationship with our employees.

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

        By entering into what are known as settlement-free peering arrangements, providers agree to exchange traffic between their respective networks without charging each other. Our ability to avoid the higher costs of acquiring paid dedicated network capacity (transit or paid peering) and to maintain high network performance is dependent upon our ability to establish and maintain peering relationships and to increase the capacity of these peering connections. The terms and conditions of our peering relationships may also be subject to adverse changes, which we may not be able to control. For example, several network operators with large numbers of individual users are arguing that they should be able to charge or charge more to network operators and businesses that carry large volumes of traffic requested by those users. If we are not able to maintain or increase our peering relationships in all of our markets on favorable terms, we may not be able to provide our customers with high performance or affordable or reliable services, which could cause us to lose existing and potential customers, damage our reputation and have a material adverse effect on our business. We have in the past had peering disputes with other network providers that resulted in a temporary disruption of the exchange of traffic between our network and the network of the other carrier. We have resolved the majority of such disputes through negotiations. We continue to experience resistance from certain broadband residential Internet service providers to upgrade the settlement-free peering connections necessary to accommodate the growth of the traffic that we exchange with such carriers. This results in a degradation of service to our customers and their customers. The companies refusing to upgrade connections are incumbent cable and telephone providers in the U.S. and Europe. In 2013 the major incumbent telephone and cable companies in the United States began to refuse to upgrade our peering connections. Following issuance by the U.S. Federal Communications Commission of its Open Internet Order we were able to enter into agreements with most of these carriers that have alleviated the congestion we were experiencing. We cannot assure you that the upgrade commitments in those agreements will be sufficient to accommodate the growth of Internet traffic on our network. We have experienced the same congestion problem in Europe with incumbent telephone companies. As the use of streaming video increases this problem is exacerbated. The promulgation by the European Union of net neutrality rules has not caused European incumbent telephone companies to upgrade connections and reduce congestion. We cannot assure you that we will be able to continue to establish and maintain relationships with providers, favorably resolve disputes with providers, or increase the capacity of our interconnections with other providers.

We need to retain existing customers and continue to add new customers in order to become consistently profitable and cash flow positive.

        In order to become consistently profitable and consistently cash flow positive, we need to both retain existing customers and continue to add a large number of new customers. The precise number of additional customers required is dependent on a number of factors, including the turnover of existing customers, the pricing of our product offerings and the revenue mix among our customers. We may not succeed in adding customers if our sales and marketing efforts are unsuccessful. In addition, many of our targeted customers are businesses that are already purchasing Internet access services from one or more providers, often under a contractual commitment. It has been our experience that such targeted customers are often reluctant to switch providers due to costs and effort associated with switching providers. Further, as some of our customers grow larger they may decide to build their own Internet backbone networks. While no single customer accounted for more than 2.2% of our 2015 revenue, a migration of a few very large Internet users to their own networks, or to special networks that may be offered by major telephone and cable providers of last mile broadband connections to consumers, or the loss or reduced purchases from several significant customers could impair our growth, cash flow and profitability.

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

        We have expanded our network into Eastern Europe, Mexico and on a limited basis to Tokyo, Hong Kong and Singapore. We have experienced difficulties, ranging from lack of dark fiber to regulatory issues to slower revenue growth rates in operating in these markets. If we are not successful in developing our market presence in these regions our operating results and revenue growth could be adversely impacted.

We may experience delays and additional costs in expanding our on-net buildings.

        We plan on continuing to increase the number of carrier-neutral data centers and multi-tenant office buildings that are connected to our network. We may be unsuccessful at identifying appropriate buildings or negotiating favorable terms for acquiring access to such buildings, and consequently, we may experience difficulty in adding customers to our network and fully using our network's available capacity.

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

        Broadband connections provided by cable TV and telephone companies have become the predominant means by which consumers connect to the Internet. The providers of these broadband connections may treat Internet content or other broadband content delivered from different sources differently. The possibility of this has been characterized as an issue of "net neutrality." As many of our customers operate websites and services that deliver content to consumers our ability to sell our services would be negatively impacted if Internet content delivered by us was less easily received by consumers than Internet content delivered by others. Even with the FCC issuance of the Open Internet Order and the promulgation of net neutrality rules by the EU, we do not yet know what impact these actions will have on the delivery of content to consumers. We also do not know the extent to which the providers of broadband connections to consumers may favor certain content of providers in ways that may disadvantage us.

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

        Our off-net customers are connected to our network by means of communications lines that are provided as services by local telephone companies and others. We may experience problems with the installation, maintenance and pricing of these lines and other communications links, which could adversely affect our results of operations and our plans to add additional customers to our network using such services. We have historically experienced installation and maintenance delays when the network provider is devoting resources to other services, such as traditional telephony and cable TV services. We have also experienced pricing problems when a lack of alternatives allows a provider to charge high prices for services in a particular area. We attempt to reduce this problem by using many different providers so that we have alternatives for linking a customer to our network. Competition among the providers tends to improve installation intervals, maintenance and pricing.

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

        There are certain locations through which a large amount of our Internet traffic passes. Examples are facilities in which we exchange traffic with other carriers, the facilities through which our transoceanic traffic passes, and certain of our network hub sites. If any of these facilities were destroyed or seriously damaged a significant amount of our network traffic could be disrupted. Because of the large volume of traffic passing through these facilities our ability (and the ability of carriers with whom we exchange traffic) to quickly restore service would be challenged. There could be parts of our network or the networks of other carriers that could not be quickly restored or that would experience substantially reduced service for a significant time. If such a disruption occurs, our reputation could be negatively impacted which may cause us to lose customers and adversely affect our ability to attract new customers, resulting in an adverse effect on our business and operating results.

We may have difficulty and experience disruptions as we add features and upgrade our network

        When we upgrade our network this process involves reconfiguring our network and making changes to our operating system. In doing so we may experience disruptions that affect our customers, our revenue, and our ability to grow. We may require additional resources to accomplish this work in a timely manner. That could cause us to incur unexpected expenses or delay portions of this effort to the detriment of our ability to provide service to our customers.

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

        Section 382 of the Internal Revenue Code in the United States limits the utilization of net operating losses when ownership changes, as defined by that section, occur. We have performed an analysis of our Section 382 ownership changes and have determined that the utilization of certain of our net operating loss carryforwards in the United States is limited. Of the $446 million of net operating losses available at December 31, 2015 in the United States approximately $286 million are unavailable for use and approximately $81 million are limited for use under Section 382. Our net operating loss carryforwards outside of the United States totaling approximately $736 million are not subject to limitations similar to Section 382.

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

        The cable owners from whom we have obtained our inter-city and intra-city dark fiber maintain that dark fiber. We are contractually obligated under the agreements with these carriers to pay maintenance fees, and if we are unable to continue to pay such fees we would be in default under these agreements. If these carriers fail to maintain the fiber or disrupt our fiber connections due to our default or for other reasons, such as business disputes with us and governmental takings, our ability to provide service in the affected markets or parts of markets would be impaired unless we have or can obtain alternative fiber routes. Some of the companies that maintain our inter-city dark fiber and some of the companies that maintain our intra-city dark fiber are also competitors of ours. Consequently, they may have incentives to act in ways unfavorable to us. While we have successfully mitigated the effects of prior service interruptions and business disputes in the past, we may incur significant delays and costs in restoring service to our customers in connection with future service interruptions, and as a result we may lose customers.

Our business depends on agreements with carrier neutral data center operators, which we could fail to obtain or maintain.

        Our business depends upon access to customers in carrier neutral data centers, which are facilities in which many large users of the Internet house the computer servers that deliver content and applications to users by means of the Internet and provide access to multiple Internet access networks. Most carrier neutral data centers allow any carrier to operate within the facility (for a standard fee). We expect to enter into additional agreements with carrier neutral data center operators as part of our growth plan. Current government regulations do not require carrier neutral data center operators to allow all carriers access on terms that are reasonable or nondiscriminatory. We have been successful in obtaining agreements with these operators in the past and have generally found that the operators want to have us located in their facilities because we offer low-cost, high-capacity Internet service to their customers. Any deterioration in our existing relationships with these operators could harm our sales and marketing efforts and could substantially reduce our potential customer base. Increasing concentration in this industry could negatively impact us if any such combined entities decide to discontinue operation of their facilities in a carrier neutral fashion.

Our ability to serve customers in multi-tenant office buildings depends on license agreements with building owners and managers, which we could fail to obtain or maintain.

        Our on-net business depends upon our in-building networks. Our in-building networks depend on access agreements with building owners or managers allowing us to install our in-building networks and provide our services in these buildings. These agreements typically have terms of five to ten years, with one or more renewal options. Any deterioration in our existing relationships with building owners or managers could harm our sales and marketing efforts and could substantially reduce our potential customer base. We expect to enter into additional access agreements as part of our growth plan. Current federal and state regulations do not require building owners to make space available to us or to do so on terms that are reasonable or nondiscriminatory. While the FCC has adopted regulations that prohibit common carriers under its jurisdiction from entering into exclusive arrangements with owners of multi-tenant commercial office buildings, these regulations do not require building owners to offer us access to their buildings. Building owners or managers may decide not to permit us to install our networks in their buildings or they may elect not to renew or amend our access agreements. Most of these agreements have one or more automatic renewal periods and others may be renewed at the option of the landlord. Some of these license agreements have or will have exhausted all automatic renewal periods and, as such, will be coming up for renewal in the near future. While we have historically been successful in renewing these agreements and no single building access agreement is material to our success, the failure to obtain or maintain a number of these agreements would reduce our revenue, and we might not recover our costs of procuring building access and installing our in-building networks in those locations.

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

We have negative shareholders equity and may not be able to pay dividends in the future.

        We have negative shareholders equity. Our Board of Directors has declared dividends based upon an independent expert valuation of our assets that determined sufficient funds existed to pay a dividend under Delaware Law. We cannot assure you that a future valuation of our assets will reach the same conclusion. In the future if we do not receive a similar valuation of our assets and we continue to have negative shareholders equity, we will not be able to pay dividends.

        The indentures governing our debt agreements, among other things, limits our ability to incur indebtedness; to pay dividends or make other distributions; to make certain investments and other restricted payments; to create liens; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; to incur restrictions on the ability of a subsidiary to pay dividends or make other payments; and to enter into certain transactions with our affiliates. Permitted investments and payments that are not restricted total $44.0 million as of December 31, 2015. This amount may be increased by our consolidated cash flow, as defined in the indentures as long as our consolidated leverage ratio is less than 4.25. Our consolidated leverage ratio is currently above 4.25 so no amounts other than those described above are available for permitted investments including dividends and stock purchases.

        The payment of any future dividends and any other returns of capital, including stock buybacks, will be at the discretion of our Board of Directors and may be reduced, eliminated or increased and will be dependent upon our financial position, results of operations, available cash, cash flow, capital requirements, limitations under our debt indentures and other factors deemed relevant by the our Board of Directors. We are a Delaware Corporation and under the General Corporate Law of the State of Delaware distributions may be restricted including a restriction that distributions, including stock purchases and dividends, do not result in an impairment of a corporation's capital, as defined under Delaware Law.

Network failure or delays and errors in transmissions expose us to potential liability.

        Our network is part of the Internet which is a network of networks. Our network uses a collection of communications equipment, software, operating protocols and proprietary applications for the high-speed transportation of large quantities of data among multiple locations. Given the complexity of our network, it is possible that data will be lost or distorted. Delays in data delivery may cause significant losses to one or more customers using our network. Our network may also contain undetected design faults and software bugs that, despite our testing, may not be discovered in time to prevent harm to our network or to the data transmitted over it. The failure of any equipment or facility on our network could result in the interruption of customer service until we affect the necessary repairs or install replacement equipment. Network failures, delays and errors could also result from natural disasters, power losses, security breaches, computer viruses, distributed denial of service attacks and other natural or man-made events. Our off-net services are dependent on the network facilities of other providers or on local telephone companies or cable companies. Network failures, faults or errors could cause delays or service interruptions, expose us to customer liability or require expensive modifications that could have a material adverse effect on our business.

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

        As an Internet service provider, but not serving over 100,000 end users, we are not subject to substantial regulation by the FCC or the state public utilities commissions in the United States. However, the FCC has recently promulgated limited rules applicable to Internet service providers and proposed changes to the contribution mechanism for the United States universal service fund or its successor broadband fund—the Connect America Fund—that might require contributions from Internet service providers. Internet service is also subject to minimal regulation in Western Europe and in

Canada. Elsewhere the regulation is greater, though not as extensive as the regulation for providers of voice services. If we decide to offer traditional voice services or otherwise expand our service offerings to include services that would cause us to be deemed a common carrier, we will become subject to additional regulation. Additionally, if we offer voice service using IP (VOIP) or offer certain other types of data services using IP, such as IP VPN's, we may become subject to additional regulation. This regulation could impact our business because of the costs and time required to obtain necessary authorizations, the additional taxes that we may become subject to or may have to collect from our customers, and the additional administrative costs of providing these services, and other costs. Even if we do not decide to offer additional services, governmental authorities may decide to impose additional regulation and taxes upon providers of Internet and VPN services. All of these matters could inhibit our ability to remain a low-cost carrier and could have a material adverse effect on our business, financial condition and our results of operations.

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

        In the United States Internet services are generally not subject to taxes. Consequently, in the United States we collect few taxes from our customers even though most telecommunications services are subject to numerous taxes. Various local jurisdictions have asserted that some of our services should be subject to local taxes. If such jurisdictions assess taxes on prior years we may be subject to a liability for unpaid taxes that we may be unable to collect from our customers. Further, the United States Internet Tax Freedom Act expires on October 1, 2016. If it is allowed to expire we will become subject to numerous taxes that we will need to collect from our customers. The process of implementing a system to properly bill and collect such taxes may require significant resources. In addition, the FCC is considering changes to its Universal Services Fund that could result in its application to Internet services. This too would require that we expend resources to collect this tax. Finally, the cumulative effect of these taxes levied on Internet services could discourage potential customers from using Internet services to replace traditional telecommunication services and negatively impact our ability to grow our business.

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

Recent actions by the European Union on the transfer of personal data may discourage companies from transferring data between the European Union and the United States, reducing the need for our services.

        In October 2015, the Court of Justice of the European Union invalidated the "Safe Harbor" pact between the United States and the European Union, under which companies were allowed to move personal data on EU residents to US-based computer servers without breaching EU data-protection rules. In doing so, the Court permitted national European regulators to suspend personal data transfers if the companies did not provide sufficient privacy regulations. Following the order by the Court of Justice of the European Union, some national regulators have, in fact, ordered companies to stop some transfers of personal data of their users to the United States. In February 2016, the US and EU announced an agreement on Privacy Shield, a new framework that will allow companies to transfer data from Europe in compliance with EU data-protection rules. The exact details of Privacy Shield have yet to be made public. If the final details or the implementation of Privacy Shield imposes significant additional obligations or if subsequent legal challenges are made that undermine the protections given by Privacy Shield, companies may elect to move their data to the EU and store it in the EU and/or reduce or suspend data transfers between the EU and the US. A move to local storage and/or a reduction or suspension of data transfers may reduce the need for our services or may lead our customers to use less of our services, thereby impacting our ability to grow our business.

Risk Factors Related to Our Indebtedness

We have substantial debt which we may not be able to repay when due.

        Our total indebtedness at December 31, 2015 was $607.2 million. In April 2014 we issued $200.0 million in 5.625% senior unsecured notes. The $200.0 million of senior unsecured notes are due in 2021 and require interest payments totaling $11.3 million per year. In February 2015, we issued $250.0 million of 5.375% senior secured notes. The $250.0 million senior secured notes are due in March 2022 and require annual interest payments of $13.4 million. All of our noteholders have the right to be paid the principal upon default and upon certain designated events, such as certain changes of control. Our total indebtedness at December 31, 2015 also includes $136.0 million of capital lease obligations for dark fiber primarily under 15 - 20 year IRUs. The amount of our IRU capital lease obligations may be impacted due to our expansion activities, the timing of payments and fluctuations in foreign currency rates. We may not have sufficient funds to pay the interest and principal related to these obligations at the time we are obligated to do so, which could result in bankruptcy, or we may only be able to raise the necessary funds on unfavorable terms.

        We began making dividend payments in the third quarter of 2012. In addition to our regular quarterly dividends, in 2013 our Board of Directors approved an additional return of capital program (the "Capital Program") for our shareholders. Under the Capital Program we plan on returning capital to our shareholders each quarter through either stock buybacks, under the buyback program approved by our Board of Directors (the "Buyback Program") or a special dividend or a combination of stock buybacks and a special dividend. These payments reduce our cash balances and may impact our ability to pay the interest and principal on our debt obligations at the time we are obligated to do so. On November 2, 2015, our Board of Directors suspended the $12.0 million quarterly minimum payment under the Capital Program, but such payment may be reestablished as our cash flow increases.

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

        Our headquarters facility consists of 43,117 square feet located in Washington, D.C. The lease for our headquarters is with an entity controlled by our Chief Executive Officer. The lease expires in May 2020 and may be cancelled by us upon 60 days' notice.

        We lease a total of approximately 711,000 square feet of space for our data centers, offices and operations centers. We believe that these facilities are generally in good condition and suitable for our operations.

ITEM 3.    LEGAL PROCEEDINGS

        We are involved in legal proceedings in the ordinary course of our business that we do not expect to have a material adverse effect on our business, financial condition or results of operations. For a discussion of the significant proceedings in which we are involved, see Note 6 to our consolidated financial statements.

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

        As of February 1, 2016, there were approximately 155 holders of record of shares of our common stock holding 44,426,724 shares of our common stock.

        The table below shows, for the quarters indicated, the reported high and low trading prices of our common stock.

	High	Low
Calendar Year 2014
First Quarter	$43.50	$31.56
Second Quarter	37.91	32.88
Third Quarter	37.07	31.98
Fourth Quarter	36.28	29.70
Calendar Year 2015
First Quarter	$40.48	$33.54
Second Quarter	36.18	30.49
Third Quarter	34.21	25.84
Fourth Quarter	36.75	26.31

Dividends on common stock and return of capital program

        Dividend payments are recorded in and increase our accumulated deficit. Dividends on unvested restricted shares of common stock are paid as the awards vest. Our initial quarterly dividend payment was made in the third quarter of 2012. In addition to our regular quarterly dividends, in 2013 our Board of Directors approved an additional return of capital program (the "Capital Program") for our shareholders. Under the Capital Program we plan on returning additional capital to our shareholders each quarter through either stock buybacks under our Buyback Program or a special dividend or a combination of stock buybacks and a special dividend. The aggregate payment under the Capital Program was initially set at a minimum of $10.0 million each quarter and was increased to be a minimum of $12.0 million each quarter. Amounts paid under our Capital Program are in addition to our regular quarterly dividend payments. A summary of our quarterly dividends paid since our initial dividend payment and amounts paid under the Capital Program are included in Note 7 to our consolidated financial statements.

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

        The payment of any future dividends and any other returns of capital, including stock buybacks, will be at the discretion of our Board of Directors and may be reduced, eliminated or increased and will be dependent upon our financial position, results of operations, available cash, cash flow, capital requirements, limitations under the Company's debt indentures as described in Note 3 to our consolidated financial statements and other factors deemed relevant by our Board of Directors. We are a Delaware Corporation and under the General Corporate Law of the State of Delaware distributions may be restricted including a restriction that distributions, including stock purchases and dividends, do not result in an impairment of a corporation's capital, as defined under Delaware Law.

Performance Graph

        Our common stock currently trades on the NASDAQ Global Select Market. The chart below compares the relative changes in the cumulative total return of our common stock for the period from December 31, 2010 to December 31, 2015, against the cumulative total return for the same period of the (1) The Standard & Poor's 500 (S&P 500) Index and (2) the NASDAQ Telecommunications Index. The comparison below assumes $100 was invested on December 31, 2010 in our common stock, the S&P 500 Index and the NASDAQ Telecommunications Index, with dividends, if any, reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Cogent Communications Holdings, the S&P 500 Index
and the NASDAQ Telecommunications Index

*
$100 invested on 12/31/10 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2016 S&P, a division of McGraw Hill Financial. All rights reserved.

	12/10	12/11	12/12	12/13	12/14	12/15
Cogent Communications Holdings Inc.	$100.00	$119.45	$161.76	$295.72	$267.53	$274.48
S&P 500	100.00	102.11	118.45	156.82	178.29	180.75
NASDAQ Telecommunications Index	100.00	89.84	91.94	128.06	133.34	128.91

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Issuer Purchases of Equity Securities

        Our Board of Directors had authorized a plan to permit the repurchase of up to $50.0 million of our common stock in negotiated and open market transactions through December 31, 2016. As of December 31, 2015, $47.8 million remained available for such negotiated and open market transactions concerning our common stock. We may purchase shares from time to time depending on market, economic, and other factors. There were no purchases of our common stock in the fourth quarter of 2015.

Equity Compensation Plan Information

        The information required by this Item 5 regarding Securities Authorized for Issuance Under Equity Compensation Plans is incorporated in this report by reference to the information set forth under the caption "Equity Plan Information" in our 2016 Proxy Statement.

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

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(dollars in thousands)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Service revenue	$404,234	$380,003	$347,979	$316,973	$305,500
Operating expenses:
Network operations	173,926	159,405	149,718	143,113	131,650
Equity-based compensation expense—network operations	584	488	507	529	510
Selling, general, and administrative	102,172	98,596	79,030	72,091	69,799
Equity-based compensation expense—SG&A	10,931	9,083	8,212	7,794	7,185
Depreciation and amortization	70,527	69,481	64,358	62,478	59,850

Total operating expenses	358,140	337,053	301,825	286,005	268,994
Loss on debt redemption and extinguishment	(10,144)	—	—	—	—
Gains—lease obligation restructurings and releases	11,643	—	—	—	2,739
Gains on equipment exchanges	5,443	10,950	—	—	—

Operating income	53,036	53,900	46,154	30,968	39,245
Interest expense	(41,280)	(49,945)	(41,797)	(36,319)	(34,511)
Interest income and other, net	956	536	2,630	1,851	848

Income (loss) before income taxes	12,712	4,491	6,987	(3,500)	5,582
Income tax (expense) benefit	(7,816)	(3,694)	49,702	(751)	1,960

Net income (loss)	$4,896	$797	$56,689	$(4,251)	$7,542

Net income (loss) per common share—basic	$0.11	$0.02	$1.22	$(0.09)	$0.17

Net income (loss) income per common share—diluted	$0.11	$0.02	$1.21	$(0.09)	$0.17

Dividends declared per common share	$1.46	$1.17	$0.76	$0.21	$—

Weighted-average common shares—basic	44,888,723	45,960,720	46,286,735	45,514,844	45,180,485

Weighted-average common shares—diluted	45,159,849	46,349,670	46,996,904	45,514,844	45,704,052

CONSOLIDATED BALANCE SHEET DATA (AT PERIOD END):
Total assets	$662,816	$754,914	$751,269	$602,993	$593,579
Long-term debt (including capital leases and current portion) (net of unamortized discount of $817, $0, $3,099, $9,494 and $15,366, respectively, including unamortized premium of $4,230 in 2014 and $5,423 in 2013, and net of unamortized debt costs of $4,557, $6,861, $3,832, $3,538 and $4,072, respectively)	601,839	603,907	492,249	391,894	382,236

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

        Our on-net service consists of high-speed Internet access and IP connectivity ranging from 100 Megabits per second to 100 Gigabits per second of bandwidth. We offer our on-net services to customers located in buildings that are physically connected to our network. We provide on-net Internet access to corporate customers and net-centric customers. Our corporate customers are located in multi-tenant office buildings and in our data centers and typically include law firms, financial services firms, advertising and marketing firms and other professional services businesses. Our net-centric customers include bandwidth-intensive users such as universities, other Internet service providers, telephone companies, cable television companies, web hosting companies, content delivery networks and commercial content and application service providers. These net-centric customers generally receive our services in colocation facilities and in our data centers.

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

        Our network is comprised of in-building riser facilities, metropolitan optical fiber networks, metropolitan traffic aggregation points and inter-city transport facilities. Our network is physically connected entirely through our facilities to 2,251 buildings in which we provide our on-net services, including 1,541 multi-tenant office buildings. We also provide on-net services in carrier-neutral data centers, Cogent controlled data centers and single-tenant office buildings. We operate 51 Cogent controlled data centers totaling 565,000 square feet. Because of our integrated network architecture, we are not dependent on local telephone companies or cable companies to serve our on-net customers. We emphasize the sale of our on-net services because we believe we have a competitive advantage in providing these services and these services generate gross profit margins that are greater than the gross profit margins of our off-net services.

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

        The growth in Internet traffic has a more significant impact on our net-centric customers who represent the vast majority of the traffic on our network and who tend to consume the majority of their allocated bandwidth on their connections. Net-centric customers tend to purchase their service on a price per megabit basis. Our corporate customers tend to utilize a small portion of their allocated bandwidth on their connections and tend to purchase their service on a per connection basis.

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

Results of Operations

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

        Our management reviews and analyzes several key financial measures in order to manage our business and assess the quality of and variability of our service revenue, operating results and cash flows. The following summary tables present a comparison of our results of operations with respect to certain key financial measures. The comparisons illustrated in the tables are discussed in greater detail below.

	Year Ended December 31,
			Percent Change
	2015	2014
	(in thousands)
Service revenue	$404,234	$380,003	6.4%
On-net revenues	294,845	281,874	4.6%
Off-net revenues	108,360	96,832	11.9%
Non-core revenues	1,029	1,297	(20.7)%
Network operations expenses(1)	174,510	159,893	9.1%
Selling, general, and administrative expenses(2)	113,103	107,679	5.0%
Depreciation and amortization expenses	70,527	69,481	1.5%
Gains on capital lease terminations	11,643	—	NM
Gains on equipment transactions	5,443	10,950	(50.3)%
Loss on debt extinguishment and redemption	10,144	—	NM
Interest expense	41,280	49,945	(17.3)%
Income tax expense	7,816	3,694	111.6%

NM—Not meaningful

(1)
Includes non-cash equity-based compensation expense of $584 and $488 for 2015 and 2014, respectively.

(2)
Includes non-cash equity-based compensation expense of $10,931 and $9,083 for 2015 and 2014, respectively.

	Year Ended December 31,
			Percent Change
	2015	2014
Other Operating Data
Average Revenue Per Unit (ARPU)
ARPU—on net	$576	$631	(8.7)%
ARPU—off-net	$1,353	$1,446	(6.5)%
Average price per megabit	$1.61	$1.99	(19.1)%
Customer Connections—end of period
On-net	45,473	39,786	14.3%
Off-net	7,279	6,074	19.8%

        Service Revenue.    Our service revenue increased 6.4% from 2014 to 2015. Exchange rates negatively impacted our increase in service revenue by approximately $16.6 million. All foreign currency comparisons herein reflect results for 2015 translated at the average foreign currency exchange rates for 2014. For 2015 and 2014, on-net, off-net and non-core revenues represented 72.9%, 26.8% and 0.3% and 74.2%, 25.5% and 0.3% of our service revenue, respectively. Revenue recognition standards include guidance relating to any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, gross receipts taxes, Universal Service Fund fees and certain state regulatory fees. We record these taxes billed to our customers on a gross basis (as service revenue and network operations expense) in our consolidated statements of operations. The impact of these taxes including the Universal Service Fund resulted in an increase of our revenues for 2015 of approximately $3.4 million.

        Revenue from our corporate and net-centric customers represented 58.3% and 41.7% of our service revenue, respectively, for 2015, and represented 53.1% and 46.9% of our service revenue, respectively, for 2014. Revenue from corporate customers increased 16.7% from $201.8 million for 2014 to $235.5 million for 2015 due to an increase in our corporate customers. Revenue from our net-centric customers decreased by 5.3% from $178.2 million for 2014 to $168.7 million for 2015 primarily due to the negative impact of foreign exchange and a decline in our average price per megabit offsetting the increase in our net-centric customers.

        Our on-net revenue increased 4.6% from 2014 to 2015. We increased the number of our on-net customer connections by 14.3% from December 31, 2014 to December 31, 2015. On-net customer connections increased at a greater rate than on-net revenues primarily due to the 8.7% decline in our on-net ARPU, primarily from a decline in ARPU for our net centric customers. ARPU is determined by dividing revenue for the period by the average customer connections for that period. Our average price per megabit for our installed base of customers is determined by dividing the aggregate monthly recurring fixed charges for those customers by the aggregate committed data rate for the same customers. The decline in on-net ARPU is partly attributed to volume and term based pricing discounts. Additionally, on-net customers who cancel their service from our installed base of customers, in general, have an ARPU that is greater than the ARPU for our new customers due to declining prices primarily for our on-net services sold to our net-centric customers. These trends resulted in the reduction to our on-net ARPU and a 19.1% decline in our average price per megabit for our installed base of customers.

        Our off-net revenue increased 11.9% from 2014 to 2015. Our off-net customer connections increased 19.8% from December 31, 2014 to December 31, 2015. Our off-net customer connections increased at a greater rate than our off-net revenue due to the 6.5% decrease in our off-net ARPU.

        Our non-core revenue decreased 20.7% from 2014 to 2015. We do not actively market these acquired non-core services and expect that the service revenue associated with them will continue to decline.

        Network Operations Expenses.    Network operations expenses include the costs of personnel associated with service delivery, network management, and customer support, network facilities costs, fiber and equipment maintenance fees, leased circuit costs, and access and facilities fees paid to building owners. Non-cash equity-based compensation expense is included in network operations expenses consistent with the classification of the employee's salary and other compensation. Our network operations expenses, including non-cash equity-based compensation expense, increased 9.1% from 2014 to 2015. The increase is primarily attributable to an increase in costs related to our network and facilities expansion activities, a $3.4 million increase in excise taxes billed to our customers recorded on a gross basis (in service revenue and cost of network operations expense) and the increase in our off-net revenues. When we provide off-net services we also assume the cost of the associated tail-circuits. The impact of exchange rates resulted in a decrease of network operations expenses of approximately $6.6 million.

        Selling, General, and Administrative Expenses ("SG&A").    Our SG&A expenses, including non-cash equity-based compensation expense, increased 5.0% from 2014 to 2015. Non cash equity-based compensation expense is included in SG&A expenses consistent with the classification of the employee's salary and other compensation and was $9.1 million for 2014 and $10.9 million for 2015. SG&A expenses increased primarily from an increase in salaries and related costs required to support our expansion and increases in our sales efforts and our headcount partly offset by a $1.6 million decrease in our legal fees primarily associated with U.S. net neutrality and interconnection regulatory matters. The impact of exchange rates resulted in a decrease of approximately $3.8 million in SG&A expenses. Our sales force headcount increased by 8.3% from 457 at December 31, 2014 to 495 at December 31, 2015 and our total headcount increased by 6.7% from 776 at December 31, 2014 to 828 at December 31, 2015.

        Depreciation and Amortization Expenses.    Our depreciation and amortization expenses increased 1.5% from 2014 to 2015. The increase is primarily due to the depreciation expense associated with the increase related to newly deployed fixed assets more than offsetting the decline in depreciation expense from fully depreciated fixed assets.

        Gains on Equipment Transactions.    We exchanged certain used network equipment and cash consideration for new network equipment resulting in gains of $11.0 million for 2014 and $5.4 million for 2015, respectively. The gains are based upon the excess of the estimated fair value of the new network equipment over the carrying amount of the returned used network equipment and the cash paid.

        Gains on capital lease terminations.    In March 2015 we elected to terminate certain IRU capital lease obligations with a vendor. Under our estimate of the termination provisions of the related contract we recorded an estimated termination liability of $8.1 million. The difference between the remaining net present value of the related IRU capital leases, the remaining net book value of the IRU assets and the termination liability and amounts due through the termination date was recorded as a gain on capital lease termination of $10.1 million in 2015.

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

        Debt extinguishment, redemption and new debt issuance- $250.0 million.    In March 2015, we redeemed our $240.0 million 8.375% senior notes due in 2018 at a redemption price of 104.188% of the $240.0 million principal amount thereof plus accrued and unpaid interest with the proceeds from our February 2015 issuance of $250.0 million of 5.375% senior secured notes and existing cash on hand. As a result of this transaction we incurred a loss on debt extinguishment and redemption of $10.1 million in 2015.

        Interest Expense.    Interest expense results from interest incurred on our $250.0 million of senior secured notes that we issued on February 20, 2015, $200.0 million of senior unsecured notes that we issued on April 9, 2014, $240.0 million of senior secured notes that we issued in August 2013 and January 2011 and redeemed in March 2015, $92.0 million of convertible senior notes that we issued in June 2007 and repaid in June 2014, and interest on our capital lease obligations. Our interest expense decreased by 17.3% due to the March 2015 redemption of our $240 million of 8.375% senior secured notes that carried a higher interest rate than our $250.0 million of 5.375% senior secured notes that we issued in February 2015 and the repayment of our convertible notes. Additionally, in March 2015 we elected to terminate $29.9 million of capital lease obligations in Spain with a vendor reducing our interest expense on our capital leases.

        Income Tax Expense.    Our income tax expense was $7.8 million for 2015 and our income tax expense was $3.7 million for 2014. The net income tax expense for 2015 includes United States federal income taxes of $5.9 million and state income taxes of $1.9 million. The net income tax expense for 2014 includes United States federal income taxes of $2.5 million and state income taxes of $1.1 million. The increase in income tax expense was related to an increase in deferred income tax expense in the United States.

        Buildings On-net.    As of December 31, 2015 and 2014 we had a total of 2,251 and 2,125 on-net buildings connected to our network, respectively.

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

        Service Revenue.    Our service revenue increased 9.2% from 2013 to 2014. Exchange rates negatively impacted our increase in service revenue by approximately $1.4 million. All foreign currency comparisons herein reflect results for 2014 translated at the average foreign currency exchange rates for 2013. For 2014 and 2013, on-net, off-net and non-core revenues represented 74.2%, 25.5% and 0.3% and 73.3%, 26.2% and 0.5% of our service revenue, respectively. Revenue recognition standards include guidance relating to any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, gross receipts taxes, Universal Service Fund fees and certain state regulatory fees. We record these taxes billed to our customers on a gross basis (as service revenue and network operations expense) in our consolidated statements of operations. The impact of these taxes including resulted in an increase of our revenues for 2014 of approximately $0.2 million.

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

        The following table sets forth our consolidated cash flows.

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Net cash provided by operating activities	$83,809	$73,046	$81,851
Net cash used in investing activities	(35,471)	(59,942)	(48,981)
Net cash (used in) provided by financing activities	(128,847)	(26,627)	24,584
Effect of exchange rates on cash	(3,690)	(3,553)	127

Net (decrease) increase in cash and cash equivalents during the year	$(84,199)	$(17,076)	$57,581

        Net Cash Provided By Operating Activities.    Our primary source of operating cash is receipts from our customers who are billed on a monthly basis for our services. Our primary uses of operating cash are payments made to our vendors, employees and interest payments made to our capital lease vendors and our note holders. Our changes in cash provided by operating activities are primarily due to changes in our operating profit and changes in our interest payments. Cash provided by operating activities for 2015, 2014 and 2013 includes interest payments on our note obligations of $29.3 million, $26.3 million and $15.6 million, respectively.

        Net Cash Used In Investing Activities.    Our primary use of investing cash is for purchases of property and equipment. These amounts were $35.6 million, $60.0 million and $49.0 million for 2015, 2014 and 2013, respectively. The annual changes in purchases of property and equipment are primarily due to the timing and scope of our network expansion activities including geographic expansion and adding buildings to our network. In 2015 we obtained $21.9 million of network equipment and software in a non-cash exchange for a note payable under an installment payment agreement.

        Net Cash (Used In) Provided By Financing Activities.    Our primary uses of cash for financing activities are for dividend payments, stock purchases and principal payments under our capital lease obligations. In 2015 we redeemed our $240.0 million senior secured notes for a payment of

$251.3 million and in 2014 we repaid our senior convertible notes for $92.0 million. Amounts paid under our stock buyback program were $39.4 million for 2015 and $58.6 million for 2014. There were no stock purchases in 2013. We began paying a quarterly dividend on our common stock in the third quarter of 2012. During 2015, 2014 and 2013 we paid $66.3 million, $54.2 million and $35.4 million, respectively, for our dividend payments. Our dividend payments have primarily increased from quarterly increases in our regular quarterly dividend per share amount. Principal payments under our capital lease obligations were $20.2 million, $18.2 million and $11.2 million for 2015, 2014 and 2013, respectively, and are impacted by the timing and extent of our network expansion activities. Our financing activities also include proceeds from and repayments of our debt offerings. In 2015 we received net proceeds of $248.6 million from the issuance of our $250.0 million senior secured notes. In 2014 we received net proceeds of $195.8 million from the issuance of our $200.0 million senior unsecured notes. In August 2013, we received $69.9 million of net proceeds from the issuance of $65.0 million of senior secured notes that were issued at a premium of $5.9 million.

Indebtedness

        Our total indebtedness at December 31, 2015 was $607.2 million. Our total indebtedness at December 31, 2015 includes $136.0 million of capital lease obligations for dark fiber primarily under 15-20 year IRUs. Our total cash and cash equivalents were $203.6 million at December 31, 2015.

Debt extinguishment, redemption and new debt issuance—$250.0 million 2022 Notes

        On May 15, 2014, pursuant to the Agreement and Plan of Reorganization by and among Cogent Communications Group, Inc. ("Group"), a Delaware corporation, Cogent Communications Holdings, Inc., a Delaware corporation ("Holdings") and Cogent Communications Merger Sub, Inc., a Delaware corporation, Group adopted a new holding company organizational structure whereby Group is now a wholly owned subsidiary of Holdings.

        In March 2015, Group redeemed its $240.0 million 8.375% senior notes due in 2018 (the "2018 Notes") with the proceeds from its February 2015 issuance of $250.0 million of 5.375% senior secured notes (the "2022 Notes") and existing cash on hand. In February 2015 we deposited $251.6 million with the trustee for the benefit of the holders of the 2018 Notes in order to redeem on March 12, 2015 the entire outstanding amount of 2018 Notes at a redemption price of 104.188% of the $240.0 million principal amount thereof plus accrued interest. As a result of this transaction we incurred a loss on debt extinguishment and redemption of $10.1 million.

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

        The indenture governing the 2022 Notes provides that we and each of our existing domestic subsidiaries and future material domestic subsidiaries guarantee the 2022 Notes, subject to certain exceptions and permitted liens. The 2022 Notes are also secured by a pledge of all of the equity interests in Group's domestic subsidiaries and 65% of the equity interests in Group's first-tier foreign subsidiaries. The 2022 Notes and the subsidiary guarantees will be our and the subsidiary guarantors' senior indebtedness and will rank pari passu in right of payment with all of our and the subsidiary guarantors' existing and future senior indebtedness, effectively senior to Group's senior unsecured indebtedness to the extent of the value of the collateral securing the 2022 Notes and the subsidiary guarantees, including Group's $200.0 million 2021 Notes that were issued on April 9, 2014 and senior to any of our and the subsidiary guarantors' future subordinated indebtedness. The 2022 Notes are structurally subordinated to the liabilities of the non-guarantor subsidiaries and are effectively subordinated to our and the subsidiary guarantors' secured indebtedness to the extent of the value of the collateral securing such indebtedness on a basis senior to the 2022 Notes and the subsidiary guarantees. Holdings is also a guarantor of the 2022 Notes; however Holdings's guarantee is unsecured and thus its guarantee is not secured by any of Holdings assets. Holdings is also not subject to the covenants under the indenture governing the 2022 Notes.

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

Senior unsecured $200.0 million 2021 Notes

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

Limitations under the Indentures—2021 and 2022 Notes

        The indentures governing the 2021 and 2022 Notes, among other things, limits our ability to incur indebtedness; to pay dividends or make other distributions; to make certain investments and other restricted payments; to create liens; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; to incur restrictions on the ability of a subsidiary to pay dividends or make other payments; and to enter into certain transactions with our affiliates. Limitations on the ability to incur additional indebtedness (excluding IRU agreements incurred in the normal course of business) include a restriction on incurring additional indebtedness if our consolidated leverage ratio, as defined in the Indenture is greater than 5.0. Permitted investments and payments that are not restricted total $43.2 million as of December 31, 2015 plus Holdings permitted investments of $0.8 million as of December 31, 2015 which are not subject to these limitations for a total permitted investment amount of $44.0 million as of December 31, 2015. This amount may be increased by our consolidated cash flow, as defined in the Indentures as long as our consolidated leverage ratio is less than 4.25. Our consolidated leverage ratio is currently above 4.25 so no amounts other than those described above are available for permitted investments including dividends and stock purchases.

Summarized Financial Information of Holdings

        Holdings is a guarantor under the 2021 and 2022 Notes. Under the indentures we are required to disclose financial information of Holdings including its assets, liabilities and its operating results

("Holdings Financial Information"). The Holdings Financial Information as of and for the year ended December 31, 2015 is detailed below (in thousands).

December 31, 2015
(Unaudited)
Cash and cash equivalents	$837

Total assets	$837

Investment from subsidiaries	$149,647
Common stock	45
Retained deficit	(148,855)

Total equity	$837

Year Ended December 31, 2015
(Unaudited)
Equity-based compensation expense	$12,557
Interest income	34

Net loss	$(12,523)

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

Common Stock Buyback Program

        Our Board of Directors has approved through December 31, 2016, purchases of our common stock under a buyback program (the "Buyback Program"). We purchased 1.2 million shares of our common stock for $39.4 million during the year ended December 31, 2015 and 1.7 million shares of our common stock for $58.6 million during the year ended December 31, 2014. There were no purchases of our common stock during 2013. As of December 31, 2015 there was a total of $47.8 million available under the Buyback Program.

Dividends on Common Stock and Return of Capital Program

        Dividends are recorded as a reduction to retained earnings. Dividends on unvested restricted shares of common stock are paid as the awards vest. Our initial quarterly dividend payment was made in the third quarter of 2012. On February 23, 2016, our Board of Directors approved the payment of our quarterly dividend of $0.36 per common share. The dividend for the first quarter of 2016 will be paid to holders of record on March 10, 2016. This estimated $15.9 million dividend payment is expected to be made on March 24, 2016.

        In addition to our regular quarterly dividends, in 2013, our Board of Directors approved an additional return of capital program (the "Capital Program"). Under the Capital Program we plans on returning additional capital to our shareholders each quarter through either stock buybacks or a special dividend or a combination of stock buybacks and a special dividend. The aggregate payment under the Capital Program initially was a minimum of $10.0 million each quarter and was increased to be a minimum of $12.0 million each quarter. Amounts paid under the Capital Program are in addition to our regular quarterly dividend payments.

        The payment of any future dividends and any other returns of capital, including stock buybacks and our Capital Program, will be at the discretion of our Board of Directors and may be reduced, eliminated or increased and will be dependent upon our financial position, results of operations, available cash, cash flow, capital requirements, limitations under our debt indentures and other factors deemed relevant by the our Board of Directors. We are a Delaware Corporation and under the General Corporate Law of the State of Delaware distributions may be restricted including a restriction that distributions, including stock purchases and dividends, do not result in an impairment of a corporation's capital, as defined under Delaware Law. The indentures governing our notes limit our ability to return cash to our stockholders. Consequently, on November 2, 2015, our Board of Directors suspended the $12.0 million quarterly minimum payment under the Capital Program. As our cash flow increases the indenture covenants permit additional distributions to stockholders. See Notes 3 and 4 for additional discussion of limitations on distribution including our Capital Program and for a summary of our quarterly dividend and Capital Program payments.

Contractual Obligations and Commitments

        The following table summarizes our contractual cash obligations and other commercial commitments as of December 31, 2015.

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
	(in thousands)
Debt(1)	620,422	37,267	57,999	49,375	475,781
Capital lease obligations(2)	290,660	19,857	36,720	36,271	197,812
Operating leases(3)	152,820	32,537	42,462	30,490	47,331
Unconditional purchase obligations(4)	26,102	12,369	1,077	1,077	11,579

Total contractual cash obligations	$1,090,004	$102,030	$138,258	$117,213	$732,503

(1)
These amounts include interest and principal payment obligations on our $250.0 million of 2022 Notes through the maturity date of March 1, 2022 and interest and principal payments on our $200.0 million of 2021 Notes through the maturity date of April 15, 2021 and amounts due under an installment payment agreement with a vendor.

(2)
The capital lease obligations above were incurred in connection with IRUs for inter-city and intra-city dark fiber underlying substantial portions of our network. These capital leases are presented on our balance sheet at the net present value of the future minimum lease payments, or $136.0 million at December 31, 2015. These leases generally have initial terms of 15 to 20 years

(3)
These amounts include amounts due under our operating leases.

(4)
These amounts include amounts due under unconditional purchase obligations including dark fiber IRU operating and capital lease agreements entered into prior to December 31, 2015.

        Due to uncertainty regarding the completion of tax audits and possible outcomes, an estimate of the timing of payments related to uncertain tax positions and interest cannot be made and these amounts are excluded from the contractual cash obligations above. See Note 5 to our consolidated financial statements.

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

Income Taxes

        Section 382 of the Internal Revenue Code in the United States limits the utilization of net operating losses when ownership changes, as defined by that section, occur. We have performed an analysis of our Section 382 ownership changes and have determined that the utilization of certain of our net operating loss carryforwards in the United States is limited. Of the $446 million of net operating losses available at December 31, 2015 in the United States approximately $286 million are unavailable for use under Section 382 and approximately $81 million are limited for use under Section 382. Our net operating loss carryforwards outside of the United States totaling approximately $736 million are not subject to limitations similar to Section 382.

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

        Revenue recognition standards include guidance relating to taxes or surcharges assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer and may include, but are not limited to, gross receipts taxes, excise taxes, Universal Service Fund fees and certain state regulatory fees. Such charges may be presented gross or net based upon our accounting policy election. We record certain excise taxes and surcharges on a gross basis and includes them in our revenues and costs of network operations.

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

  •
  Our valuation allowance for our net deferred tax asset reflects the uncertainty surrounding the realization of our net operating loss carry-forwards and our other deferred tax assets. Valuation allowances are established when management determines it is "more likely than not" that some portion or the entire deferred tax asset will not be realized. At each balance sheet date, we assess the likelihood that we will be able to realize our deferred tax assets. We consider all available positive and negative evidence, on a jurisdictional basis, in assessing the need for a valuation allowance including our operating results, ongoing tax planning, and our forecast of future taxable income. We base our estimates of deferred tax assets and liabilities on current tax laws, rates and interpretations, and, in certain cases, business plans and other expectations about future outcomes. We develop our estimates of future profitability based on our historical data and experience and our judgment and expectations. Changes in existing tax laws and rates, their related interpretations, and the uncertainty generated by the current economic environment may affect the amounts of our deferred tax liabilities or the valuations of our deferred tax assets overtime. Significant judgment is required with respect to the determination of whether a valuation allowance is required for certain of our deferred tax assets. Our accounting for deferred tax consequences represents management's best estimate of future events that can be appropriately reflected in accounting estimates.

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

Interest Rate Risk

        Our cash flow exposure due to changes in interest rates related to our debt is limited as our note obligations have fixed interest rates. The fair value of our note obligations may increase or decrease for various reasons, including fluctuations in the market price of our common stock, fluctuations in market interest rates and fluctuations in general economic conditions. A decline in interest rates in the future will not generally benefit us with respect to our fixed rate debt due to the terms and conditions of the indentures relating to that debt that would require us to repurchase the debt at specified premiums if redeemed early. Our interest income is sensitive to changes in the general level of interest rates. However, based upon the nature and current level of our investments, which consist of cash and cash equivalents, we believe that there is no material interest rate exposure related to our investments.

Foreign Currency Exchange Risk

        Our operations outside of the United States expose us to potentially unfavorable adverse movements in foreign currency rate changes. We have not entered into forward exchange contracts related to our foreign currency exposure. While we record financial results and assets and liabilities from our international operations in the functional currency, which is generally the local currency, these results are reflected in our consolidated financial statements in US dollars. Therefore, our reported results are exposed to fluctuations in the exchange rates between the US dollar and the local currencies, in particular the Euro and the Canadian dollar. In addition, we may fund certain cash flow requirements of our international operations in US dollars. Accordingly, in the event that the local currencies strengthen versus the US dollar to a greater extent than planned, the revenues, expenses and cash flow requirements associated with our international operations may be significantly higher in US-dollar terms than planned. During the year ended December 31, 2015, our foreign activities accounted for 23% of our consolidated revenue. A 1% change in foreign exchange rates would impact our consolidated annual revenue by approximately $0.9 million. Changes in foreign currency rates could adversely affect our operating results.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Cogent Communications Holdings, Inc.

        We have audited the accompanying consolidated balance sheets of Cogent Communications Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income (loss), changes in stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the index at 15(a) 2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cogent Communications Holdings, Inc. and subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 1 to the consolidated financial statements, the Company changed its presentation of debt issuance costs as a result of the adoption of the amendments to the FASB Accounting Standards Codification resulting from Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, effective December 31, 2015 and the classification of deferred tax assets and liabilities as a result of the adoption of the amendments to the FASB Accounting Standards Codification resulting from Accounting Standards Update 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes, effective December 31, 2015.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cogent Communications Holdings, Inc.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, VA
February 24, 2016

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2015 AND 2014

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	2015	2014 As Adjusted
Assets
Current assets:
Cash and cash equivalents	$203,591	$287,790
Accounts receivable, net of allowance for doubtful accounts of $1,757 and $1,707, respectively	30,718	33,089
Prepaid expenses and other current assets	17,030	14,758

Total current assets	251,339	335,637
Property and equipment:
Property and equipment	1,070,111	1,047,590
Accumulated depreciation and amortization	(709,975)	(686,829)

Total property and equipment, net	360,136	360,761
Deferred tax assets—noncurrent	45,142	52,967
Deposits and other assets ($355 and $389 restricted, respectively)	6,199	5,549

Total assets	$662,816	$754,914

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$12,401	$13,287
Accrued and other current liabilities	38,355	32,151
Installment payment agreement, current portion, net of discount of $678	11,901	—
Current maturities, capital lease obligations	6,247	14,594

Total current liabilities	68,904	60,032
Senior secured 2022 notes, net of unamortized debt costs of $1,252	248,748	—
Senior unsecured 2021 notes, net of unamortized debt costs of $3,305 and $3,820, respectively	196,695	196,180
Senior secured 2018 notes including premium of $4,230 and net of unamortized debt costs of $3,041	—	241,189
Capital lease obligations, net of current maturities	129,763	151,944
Other long term liabilities	30,977	21,775

Total liabilities	675,087	671,120

Commitments and contingencies
Stockholders' equity:
Common stock, $0.001 par value; 75,000,000 shares authorized; 45,198,718 and 46,398,729 shares issued and outstanding, respectively	45	46
Additional paid-in capital	434,161	460,576
Accumulated other comprehensive income	(14,693)	(6,462)
Accumulated deficit	(431,784)	(370,366)

Total stockholders' (deficit) equity	(12,271)	83,794

Total liabilities and stockholders' equity	$662,816	$754,914

The accompanying notes are an integral part of these consolidated balance sheets.

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR EACH OF THE THREE YEARS ENDED DECEMBER 31, 2015

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	2015	2014	2013
Service revenue	$404,234	$380,003	$347,979
Operating expenses:
Network operations (including $584, $488 and $507 of equity-based compensation expense, respectively), exclusive of amounts shown separately	174,510	159,893	150,225
Selling, general, and administrative (including $10,931, $9,083 and $8,212 of equity-based compensation expense, respectively)	113,103	107,679	87,242
Depreciation and amortization	70,527	69,481	64,358

Total operating expenses	358,140	337,053	301,825

Gains on equipment transactions	5,443	10,950	—
Gains on capital lease terminations	11,643	—	—
Loss on debt extinguishment and redemption	(10,144)	—	—

Operating income	53,036	53,900	46,154
Interest income and other	956	536	2,630
Interest expense	(41,280)	(49,945)	(41,797)

Income before income taxes	12,712	4,491	6,987
Income tax (expense) benefit	(7,816)	(3,694)	49,702

Net income	$4,896	$797	$56,689

Comprehensive (loss) income:
Net income	$4,896	$797	$56,689
Foreign currency translation adjustment	(8,231)	(8,598)	1,469

Comprehensive (loss) income	$(3,335)	$(7,801)	$58,158

Basic net income per common share	$0.11	$0.02	$1.22

Diluted net income per common share	$0.11	$0.02	$1.21

Dividends declared per common share	$1.46	$1.17	$0.76

Weighted-average common shares—basic	44,888,723	45,960,720	46,286,735

Weighted-average common shares—diluted	45,159,489	46,349,670	46,996,904

The accompanying notes are an integral part of these consolidated statements.

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

FOR EACH OF THE THREE YEARS ENDED DECEMBER 31, 2015

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	Common Stock			Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital		Accumulated Deficit	Total Stockholder's Equity (Deficit)
	Shares	Amount
Balance at December 31, 2012	47,116,644	$47	$497,349	$667	$(338,284)	$159,779

Forfeitures of shares granted to employees	(46,335)	—	—	—	—	—
Equity-based compensation	—	—	9,557	—	—	9,557
Foreign currency translation	—	—	—	1,469	—	1,469
Issuances of common stock	175,500	—	—	—	—	—
Exercises of options	88,409	—	1,218	—	—	1,218
Excess income tax benefit	—	—	132	—	—	132
Dividends paid	—	—	—	—	(35,352)	(35,352)
Net income	—	—	—	—	56,689	56,689

Balance at December 31, 2013	47,334,218	$47	$508,256	$2,136	$(316,947)	$193,492

Forfeitures of shares granted to employees	(35,290)	—	—	—	—	—
Equity-based compensation	—	—	10,385	—	—	10,385
Foreign currency translation	—	—	—	(8,598)	—	(8,598)
Issuances of common stock	792,550	—	1	—	—	1
Exercises of options	38,379	—	533	—	—	533
Common stock purchases and retirement	(1,731,128)	(1)	(58,582)	—	—	(58,583)
Excess income tax benefit	—	—	(17)	—	—	(17)
Dividends paid	—	—	—	—	(54,216)	(54,216)
Net income	—	—	—	—	797	797

Balance at December 31, 2014	46,398,729	$46	$460,576	$(6,462)	$(370,366)	$83,794

Forfeitures of shares granted to employees	(47,705)	—	—	—	—	—
Equity-based compensation	—	—	12,554	—	—	12,554
Foreign currency translation	—	—	—	(8,231)	—	(8,231)
Issuances of common stock	62,900	—	—	—	—	—
Exercises of options	27,676	—	423	—	—	423
Common stock purchases and retirement	(1,242,882)	(1)	(39,394)	—	—	(39,395)
Excess income tax benefit	—	—	2	—	—	2
Dividends paid	—	—	—	—	(66,314)	(66,314)
Net income	—	—	—	—	4,896	4,896

Balance at December 31, 2015	45,198,718	$45	$434,161	$(14,693)	$(431,784)	$(12,271)

The accompanying notes are an integral part of these consolidated statements.

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR EACH OF THE THREE YEARS ENDED DECEMBER 31, 2015

(IN THOUSANDS)

	2015	2014	2013
Cash flows from operating activities:
Net income	$4,896	$797	$56,689
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	70,527	69,481	64,358
Amortization of debt discount and premium	171	1,976	6,086
Equity-based compensation expense (net of amounts capitalized)	11,515	9,571	8,719
Loss on debt extinguishment and redemption	10,144	—	—
Gains on capital lease terminations	(11,643)	—	—
Gains—equipment transactions and other, net	(4,866)	(10,382)	(1,001)
Deferred income taxes	7,709	3,163	(50,069)
Changes in operating assets and liabilities:
Accounts receivable	1,119	(3,938)	(6,293)
Prepaid expenses and other current assets	(2,898)	(2,338)	(3,642)
Deposits and other assets	(221)	219	770
Accounts payable, accrued liabilities and other long-term liabilities	(2,644)	4,497	6,234

Net cash provided by operating activities	83,809	73,046	81,851

Cash flows from investing activities:
Purchases of property and equipment	(35,582)	(60,032)	(49,031)
Proceeds from asset sales	111	90	50

Net cash used in investing activities	(35,471)	(59,942)	(48,981)

Cash flows from financing activities:
Net proceeds from issuance of 2022 secured notes—net of debt costs of $1,397	248,603	—	—
Net proceeds from issuance of 2021 unsecured notes—net of debt costs of $4,176	—	195,824	—
Net proceeds from issuance of 2018 secured notes—net of debt costs of $968	—	—	69,882
Redemption of 2018 secured notes	(251,280)	—	—
Repayment of convertible notes	—	(91,978)	—
Dividends paid	(66,314)	(54,216)	(35,352)
Principal payments of capital lease obligations	(20,215)	(18,208)	(11,164)
Principal payments on installment payment agreement	(670)	—	—
Purchases of common stock	(39,394)	(58,582)	—
Proceeds from exercises of common stock options	423	533	1,218

Net cash (used in) provided by financing activities	(128,847)	(26,627)	24,584

Effect of exchange rate changes on cash	(3,690)	(3,553)	127

Net (decrease) increase in cash and cash equivalents	(84,199)	(17,076)	57,581
Cash and cash equivalents, beginning of year	287,790	304,866	247,285
Cash and cash equivalents, end of year	$203,591	$287,790	$304,866

Supplemental disclosures of cash flow information:
Cash paid for interest	$44,383	$46,531	$34,511
Cash paid for income taxes	577	1,896	822
Non-cash investing and financing activities:
Capital lease obligations incurred	25,794	28,707	33,428
PP&E obtained for installment payment agreement	21,873	—	—
Fair value of equipment acquired in leases	595	174	8,029
Non-cash component of network equipment obtained in exchange transactions	8,156	11,031	934

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

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Description of the business and summary of significant accounting policies: (Continued)

        The Company offers on-net Internet access services exclusively through its own facilities, which run from its network to its customers' premises. The Company is not dependent on local telephone companies to serve its customers for its on-net Internet access services because of its integrated network architecture. The Company offers its on-net services to customers located in buildings that are physically connected to its network. The Company's on-net service consists of high-speed Internet access and IP connectivity ranging from 100 Megabits per second to 100 Gigabits per second of bandwidth. The Company provides its on-net Internet access services to its corporate and net-centric customers. The Company's corporate customers are located in multi-tenant office buildings and typically include law firms, financial services firms, advertising and marketing firms and other professional services businesses. The Company's net-centric customers include bandwidth-intensive users such as universities, other Internet service providers, telephone companies, cable television companies, web hosting companies, content delivery network companies and commercial content and application service providers. These net-centric customers obtain the Company's services in colocation facilities and in the Company's data centers. The Company operates data centers throughout North America and Europe that allow its customers to collocate their equipment and access the Company's network.

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

        The Company invoices certain customers for amounts contractually due for unfulfilled minimum contractual obligations and recognizes a corresponding sales allowance equal to the amount invoiced resulting in the recognition of no net revenue at the time the customer is billed. The Company vigorously seeks payment of these amounts. The Company recognizes revenue for these amounts as they are collected.

        The Company establishes an allowance for doubtful accounts and other sales credit adjustments related to its trade receivables. Trade receivables are recorded at the invoiced amount and can bear interest. Allowances for sales credits are established through a reduction of revenue, while allowances for doubtful accounts are established through a charge to selling, general, and administrative expenses as bad debt expense. The Company assesses the adequacy of these reserves by evaluating factors, such as the length of time individual receivables are past due, historical collection experience, and changes in the credit worthiness of its customers. The Company also assesses the ability of specific customers to meet their financial obligations and establishes specific allowances related to these customers. If circumstances relating to specific customers change or economic conditions change such that the Company's past collection experience and assessment of the economic environment are no longer appropriate, the Company's estimate of the recoverability of its trade receivables could be impacted. Accounts receivable balances are written-off against the allowance for doubtful accounts after all means of internal collection activities have been exhausted and the potential for recovery is considered remote. The Company recognized bad debt expense, net of recoveries, of $3.3 million, $3.7 million and $3.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Gross receipts taxes, universal service fund and other surcharges

        Revenue recognition standards include guidance relating to taxes or surcharges assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer and may include, but are not limited to, gross receipts taxes, excise taxes, Universal Service Fund fees and certain state regulatory fees. Such charges may be presented gross or net based upon the Company's accounting policy election. The Company records certain excise taxes and surcharges on a gross basis and includes them in its revenues and costs of network operations. Excise taxes and surcharges billed to customers and recorded on a gross basis (as service revenue and network operations expense) were $3.6 million, $0.2 million, and $0.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Network operations

        Network operations expenses include the costs of personnel and related operating expenses associated with service delivery, network management, and customer support, network facilities costs, fiber and equipment maintenance fees, leased circuit costs, access fees paid to building owners and certain excise taxes and surcharges recorded on a gross basis. The Company estimates its accruals for any disputed leased circuit obligations based upon the nature and age of the dispute. Network operations costs are impacted by the timing and amounts of disputed circuit costs. The Company generally records these disputed amounts when billed by the vendor and reverses these amounts when

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Description of the business and summary of significant accounting policies: (Continued)

the vendor credit has been received or the dispute has otherwise been resolved. The Company does not allocate depreciation and amortization expense to its network operations expense.

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

        At December 31, 2015 and December 31, 2014, the carrying amount of cash and cash equivalents, accounts receivable, prepaid and other current assets, accounts payable, and accrued expenses approximated fair value because of the short-term nature of these instruments. The Company measures its cash equivalents at amortized cost, which approximates fair value based upon quoted market prices (Level 1). Based upon recent trading prices (Level 2—market approach) at December 31, 2015 the fair value of the Company's $200.0 million senior unsecured notes was $187.5 million and the fair value of the Company's $250.0 million senior secured notes was $244.1 million.

        The Company was party to letters of credit totaling $0.3 million as of December 31, 2015 and $0.4 million as of December 31, 2014. These letters of credit are secured by investments that are restricted and included in deposits and other assets.

Concentrations of credit risk

        The Company's assets that are exposed to credit risk consist of its cash and cash equivalents, other assets and accounts receivable. As of December 31, 2015 and 2014, the Company's cash equivalents were invested in demand deposit accounts, overnight investments and money market funds. The Company places its cash equivalents in instruments that meet high-quality credit standards as specified in the Company's investment policy guidelines. Accounts receivable are due from customers located in major metropolitan areas in the United States, Europe, Canada, Mexico and Asia. Receivables from the Company's net-centric (wholesale) customers are generally subject to a higher degree of credit risk than the Company's corporate customers.

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

        Shares of restricted stock are included in the computation of basic EPS as they vest and are included in diluted EPS, to the extent they are dilutive, determined using the treasury stock method. Using the "if-converted" method, the shares issuable upon conversion of the Company's convertible senior notes (the "Convertible Notes") were anti-dilutive for the year ended December 31, 2013. Accordingly, that impact has been excluded from the computation of diluted loss per share. The Convertible Notes were convertible into 1.9 million shares of the Company's common stock at December 31, 2013. The Convertible Notes were repaid in June 2014 and are no longer outstanding.

        The following details the determination of the diluted weighted average shares:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Weighted average common shares—basic	44,888,723	45,960,720	46,286,735
Dilutive effect of stock options	40,196	59,196	76,884
Dilutive effect of restricted stock	230,570	329,754	633,285

Weighted average common shares—diluted	45,159,489	46,349,670	46,996,904

        The following details unvested shares of restricted common stock as well as the anti-dilutive effects of stock options and restricted stock awards outstanding:

	December 31, 2015	December 31, 2014	December 31, 2013
Unvested shares of restricted common stock	870,751	1,282,646	1,039,323
Anti-dilutive options for common stock	119,872	84,690	28,628
Anti-dilutive shares of restricted common stock	362,241	379,639	—

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

Recent accounting pronouncements—adopted

        In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest—Simplifying the Presentation of Debt Issuance Costs. The ASU requires debt issuance costs to be presented as a deduction from the corresponding debt liability making the presentation of debt costs consistent with the presentation of debt discounts or premiums. The new standard is effective for the Company on

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Description of the business and summary of significant accounting policies: (Continued)

January 1, 2016 and early adoption is permitted. The Company adopted the ASU as of December 31, 2015 and applied the ASU retrospectively to all prior periods. The impact of adopting the ASU on the Company's December 31, 2014 balance sheet was as follows (in thousands):

	As Adjusted December 31, 2014	As Originally Reported December 31, 2014	Effect of Change
Deposits and other assets	5,549	12,410	(6,861)
Senior secured notes	241,189	244,230	(3,041)
Senior unsecured notes	196,180	200,000	(3,820)

        In November 2015, the FASB issued ASU No. 2015-17, "Balance Sheet Classification of Deferred Taxes." This ASU requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. This ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and entities are permitted to apply either prospectively or retrospectively; early adoption is permitted. The Company adopted the ASU as of December 31, 2015 and applied the ASU retrospectively to all prior periods. The impact of adopting the ASU on the Company's December 31, 2104 balance sheet was as follows (in thousands):

	As Adjusted December 31, 2014	As Originally Reported December 31, 2014	Effect of Change
Prepaid expenses and other current assets	14,758	18,762	(4,004)
Deferred tax assets—noncurrent	52,967	48,963	4,004

2. Property and equipment:

        Property and equipment consisted of the following (in thousands):

	December 31,
	2015	2014
Owned assets:
Network equipment	$445,558	$432,848
Leasehold improvements	169,245	161,470
System infrastructure	94,110	86,749
Software	9,400	9,562
Office and other equipment	12,855	12,893
Building	1,214	1,353
Land	103	115

	732,485	704,990
Less—Accumulated depreciation and amortization	(571,429)	(553,113)

	161,056	151,877
Assets under capital leases:
IRUs	337,626	342,600
Less—Accumulated depreciation and amortization	(138,546)	(133,716)

	199,080	208,884

Property and equipment, net	$360,136	$360,761

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Property and equipment: (Continued)

        Depreciation and amortization expense related to property and equipment and capital leases was $70.5 million, $69.5 million and $64.3 million, for the years ended December 31, 2015, 2014 and 2013, respectively.

        The Company capitalizes the compensation cost of employees directly involved with its construction activities. In 2015, 2014 and 2013, the Company capitalized compensation costs of $8.3 million, $7.6 million and $7.4 million respectively. These amounts are included in system infrastructure costs.

Exchange agreement

        In 2015, 2014 and 2013 the Company exchanged certain used network equipment and cash consideration for new network equipment. The fair value of the equipment received was estimated to be $17.9 million, $23.1 million and $2.0 million resulting in gains of $5.3 million, $10.8 million and $0.9 million respectively. The estimated fair value of the equipment received was based upon the cash consideration price the Company pays for the new network equipment on a standalone basis (Level 3).

Purchase and installment payment agreements

        In January 2015, the Company entered into a purchase agreement with a vendor. Under the purchase agreement the Company is required to purchase a total of $28.9 million of network equipment during the eighteen month term. As of December 31, 2015, the Company was required to make an additional $3.0 million of purchases under the purchase agreement. In March 2015, the Company entered into an installment payment agreement ("IPA") with this vendor. Under the IPA the Company may purchase up to $25.0 million of network equipment in exchange for interest free note obligations each with a twenty-four month term. There are no payments under each note obligation for the first six months followed by eighteen equal installment payments for the remaining eighteen month term. As of December 31, 2015, there was $21.2 million of note obligations outstanding under the IPA, secured by the related equipment. The Company recorded the assets purchased and the present value of the note obligation utilizing an imputed interest rate. The resulting discount totaling $0.8 million as of December 31, 2015, under the note obligations is being amortized over the note term using the effective interest rate method.

3. Accrued and other liabilities:

        Accrued and other current liabilities consist of the following (in thousands):

	December 31,
	2015	2014
Operating accruals	$19,469	$11,286
Deferred revenue—current portion	4,303	4,307
Payroll and benefits	3,455	3,371
Taxes—non-income based	3,347	1,359
Interest	7,781	11,828

Total	$38,355	$32,151

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Long-term debt:

Debt extinguishment, redemption and new debt issuance- $250.0 million 2022 Notes

        In March 2015, Group redeemed its $240.0 million 8.375% senior notes due in 2018 (the "2018 Notes") with the proceeds from its February 2015 issuance of $250.0 million of 5.375% senior secured notes (the "2022 Notes") and existing cash on hand. In February 2015 the Company deposited $251.6 million with the trustee for the benefit of the holders of the 2018 Notes in order to redeem on March 12, 2015 the entire outstanding amount of 2018 Notes at a redemption price of 104.188% of the $240.0 million principal amount thereof plus accrued interest. As a result of this transaction the Company incurred a loss on debt extinguishment and redemption of $10.1 million.

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

        The indenture governing the 2022 Notes provides that the Company and each of the Company's existing domestic subsidiaries and future material domestic subsidiaries guarantee the 2022 Notes, subject to certain exceptions and permitted liens. The 2022 Notes are also secured by a pledge of all of the equity interests in Group's domestic subsidiaries and 65% of the equity interests in Group's first-tier foreign subsidiaries. The 2022 Notes and the subsidiary guarantees will be the Company's and the subsidiary guarantors' senior indebtedness and will rank pari passu in right of payment with all of the Company's and the subsidiary guarantors' existing and future senior indebtedness, effectively senior to Group's senior unsecured indebtedness to the extent of the value of the collateral securing the 2022 Notes and the subsidiary guarantees, including Group's $200.0 million 2021 Notes that were issued on April 9, 2014 and senior to any of the Company's and the subsidiary guarantors' future subordinated indebtedness. The 2022 Notes are structurally subordinated to the liabilities of the non-guarantor subsidiaries and are effectively subordinated to the Company's and the subsidiary guarantors' secured indebtedness to the extent of the value of the collateral securing such indebtedness on a basis senior to the 2022 Notes and the subsidiary guarantees. Holdings is also a guarantor of the 2022 Notes; however Holdings's guarantee is unsecured and thus its guarantee is not secured by any of Holdings assets. Holdings is also not subject to the covenants under the indenture governing the 2022 Notes.

        The 2022 Notes may be redeemed prior to December 1, 2021 (three months prior to the maturity date of the Notes) in whole or from time to time in part, at a redemption price equal to the sum of (1) 100% of the principal amount plus accrued and unpaid interest, if any, to, but not including, the redemption date, and (2) a make-whole premium, if any. The make-whole premium is the excess of (1) the net present value, on the redemption date, of the principal being redeemed or paid and the amount of interest (exclusive of interest accrued to the date of redemption) that would have been payable if such redemption had not been made, over (2) the aggregate principal amount of the notes being redeemed or paid. Net present value shall be determined by discounting, on a semi-annual basis, such principal and interest at the reinvestment rate (as determined in the indenture governing the 2022 Notes) from the respective dates on which such principal and interest would have been payable if such redemption had not been made. In addition, at any time on or after December 1, 2021 (three months prior to the maturity date of the 2022 Notes), the Issuer may redeem the 2022 Notes, in whole and or

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Long-term debt: (Continued)

in part, at a redemption price equal to 100% of the principal amount of the 2022 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but not including, the redemption date.

Senior unsecured notes—$200.0 million 2021 Notes

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

        The 2021 Notes were issued pursuant to, and are governed by the Indenture between Cogent Finance and the trustee. The 2021 Notes bear interest at a rate of 5.625% per year and will mature on April 15, 2021. Interest began to accrue on the 2021 Notes on April 9, 2014 and will be paid semi-annually on April 15 and October 15, commencing on October 15, 2014. Following the Escrow Release Date, the 2021 Notes became Group's senior unsecured obligations and are guaranteed on a senior unsecured basis by Holdings. The 2021 Notes are effectively subordinated in right of payment to all of Group's and each guarantor's secured indebtedness, including Group's existing $240.0 million of senior secured notes, described below, and future secured indebtedness, if any, to the extent of the value of the assets securing such indebtedness. The 2021 Notes are equal in right of payment with Group's and each guarantor's unsecured indebtedness that is not subordinated in right of payment to the 2021 Notes. The 2021 Notes will rank senior in right of payment to Group's and each guarantor's future subordinated debt, if any; and will be structurally subordinated in right of payment to all indebtedness and other liabilities of any of the Group's subsidiaries that are not guarantors, which will only consist of immaterial subsidiaries and foreign subsidiaries that do not guarantee other indebtedness of Group.

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

Limitations under the Indentures

        The indentures governing the 2022 and 2021 Notes, among other things, limits the Company's ability to incur indebtedness; to pay dividends or make other distributions; to make certain investments and other restricted payments; to create liens; consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; to incur restrictions on the ability of a subsidiary to pay dividends or make other payments; and to enter into certain transactions with its affiliates. Limitations on the ability to incur additional indebtedness (excluding IRU agreements incurred in the normal course of business) include a restriction on incurring additional indebtedness if the Company's consolidated leverage ratio, as defined in the Indenture is greater than 5.0. Permitted investments and payments that are not restricted total $43.2 million as of December 31, 2015 plus Holdings permitted investments of $0.8 million as of December 31, 2015 which are not subject to these limitations for a total permitted investment amount of $44.0 million as of December 31, 2015. This amount may be increased by the Company's consolidated cash flow, as defined in the Indenture, as long as the Company's consolidated leverage ratio is less than 4.25. The Company's consolidated leverage ratio is currently above 4.25 so no amounts other than those described above are available for permitted investments including dividends and stock purchases.

Senior secured notes—2018 Notes

        The Company redeemed its 8.375% Senior Secured Notes (the "2018 Notes") in March 2015.

        On January 26, 2011 and on August 19, 2013, the Company issued its 2018 Notes due February 15, 2018, for aggregate principal amounts of $175.0 million and $65.0 million, respectively, in private offerings for resale to qualified institutional buyers pursuant to SEC Rule 144A. The 2018 Notes were secured and bore interest at 8.375% per annum. Interest was payable in cash semiannually in arrears on February 15 and August 15, of each year. On January 26, 2011, the Company received net proceeds of $170.5 million after deducting $4.5 million of issuance costs from issuing $175.0 million of 2018 Notes. On August 19, 2013, the Company received net proceeds of $69.9 million after deducting $1.0 million of issuance costs from issuing $65.0 million of 2018 Notes. The 2018 Notes sold in August

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Long-term debt: (Continued)

2013 were sold at 109.00% of par value. The $5.9 million premium was being amortized as a reduction to interest expense to the maturity date using the effective interest rate method.

        The Company could redeem the 2018 Notes, in whole or in part, at any time prior to February 15, 2015 at a price equal to 100% of the principal amount plus a "make-whole" premium, plus accrued and unpaid interest, if any, to the date of redemption. The "make whole" premium means, with respect to a note at any date of redemption, the greater of (i) 1.0% of the then-outstanding principal amount of such note and (ii) the excess of (A) the present value at such date of redemption of (1) the redemption price of 104.188%, plus (2) all remaining required interest payments due on such note through February 15, 2015 (excluding accrued but unpaid interest to the date of redemption), computed using a discount rate equal to the Treasury Rate as of such date of redemption plus 50 basis points, over (B) the then-outstanding principal amount of such note. The Company could also redeem the 2018 Notes, in whole or in part, at any time on or after February 15, 2015 at the applicable redemption prices specified under the indenture governing the 2018 Notes plus accrued and unpaid interest, if any, to the date of redemption. The redemption prices (expressed as a percentage of the principal amount) were 104.188% during the 12-month period beginning on February 15, 2015, 102.094% during the 12-month period beginning on February 15, 2016 and 100.0% during the 12-month period beginning on February 15, 2017 and thereafter. In addition, the Company could redeem up to 35% of the 2018 Notes before February 15, 2015 with the net cash proceeds from certain equity offerings at a redemption price of 108.375% of the principal amount plus accrued and unpaid interest. If the Company experienced specific kinds of changes of control, the Company must have offered to repurchase all of the 2018 Notes at a purchase price of 101.0% of their principal amount, plus accrued and unpaid interest, if any, to the repurchase date.

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

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Long-term debt: (Continued)

        The amount of interest expense recognized and effective interest rate for the Convertible Notes were as follows (in thousands):

	Year Ended December 31,
	2014	2013
Contractual coupon interest	$419	$920
Amortization of discount and costs	3,106	6,409

Interest expense	$3,525	$7,329

Effective interest rate	8.7%	8.7%

Long-term debt maturities

        The aggregate future contractual maturities of long-term debt, including the IPA discussed in Note 2, were as follows as of December 31, 2015 (in thousands):

For the year ending December 31,
2016	$12,579
2017	8,624
2018	—
2019	—
2020	—
Thereafter	450,000

Total	$471,203

5. Income taxes:

        The components of income (loss) before income taxes consist of the following (in thousands):

	Years Ended December 31,
	2015	2014	2013
Domestic	$21,972	$31,645	$30,779
Foreign	(9,260)	(27,154)	(23,792)

Total income before income taxes	$12,712	$4,491	$6,987

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Income taxes: (Continued)

        The income tax (expense) benefit is comprised of the following (in thousands):

	Years Ended December 31,
	2015	2014	2013
Current:
Federal	$(9)	$(126)	$—
State	4	(243)	(83)
Foreign	(96)	(169)	(284)
Deferred:
Federal	(5,867)	(2,352)	49,317
State	(1,959)	(824)	995
Foreign	111	20	(243)

Total income tax (expense) benefit	$(7,816)	$(3,694)	$49,702

        Our consolidated temporary differences comprising our net deferred tax assets are as follows (in thousands):

	December 31,
	2015	2014
Deferred Tax Assets:
Net operating loss carry-forwards	$370,344	$366,686
Depreciation and amortization	—	7,769
Tax credits	2,317	2,208
Equity-based compensation	1,474	849
Accrued liabilities and other	—	20,705

Total gross deferred tax assets	374,135	398,217

Deferred Tax Liabilities:
Depreciation and amortization	18,038	—
Accrued liabilities and other	97,417	—

Total gross deferred tax liabilities	115,455	—

Net deferred tax assets before valuation allowance	258,680	398,217
Valuation allowance	(213,538)	(345,250)

Net deferred tax assets	$45,142	$52,967

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

        As of December 31, 2015, the Company has combined net operating loss carry-forwards of $1.2 billion. This amount includes federal net operating loss carry-forwards in the United States of $446.1 million, net operating loss carry-forwards related to its European, Mexican, Canadian and Asian operations of $732.9 million, $1.7 million, $1.0 million and $0.1 million, respectively. Section 382 of the Internal Revenue Code in the United States limits the utilization of net operating losses when ownership changes, as defined by that section, occur. The Company has performed an analysis of its Section 382 ownership changes and has determined that the utilization of certain of its net operating loss carryforwards in the United States is limited and for those carryforwards with limitations the Company continues to maintain a valuation allowance. Of the $446.1 million of net operating losses available at December 31, 2015 in the United States $286.1 million are unavailable for use and $80.6 million are limited for use under Section 382. Net operating loss carryforwards outside of the United States totaling $735.7 million are not subject to limitations similar to Section 382. The net operating loss carryforwards in the United States and Canada will expire, if unused, between 2024 and 2035. The net operating loss carry-forwards related to the Company's Mexican and Asian operations expire if unused, between 2019 and 2025. The net operating loss carry-forwards related to the Company's European operations include $607.7 million that do not expire and $125.1 million that expire between 2016 and 2030.

        The Company has not provided for United States deferred income taxes or foreign withholding taxes on its undistributed earnings for certain non-US subsidiaries earnings or cumulative translation adjustments because these earnings and adjustments are intended to be permanently reinvested in operations outside the United States.

        In the normal course of business the Company takes positions on its tax returns that may be challenged by taxing authorities. The Company evaluates all uncertain tax positions to assess whether the position will more likely than not be sustained upon examination. If the Company determines that the tax position is not more likely than not to be sustained, the Company records a liability for the amount of the benefit that is not more likely than not to be realized when the tax position is settled. This liability, including accrued interest and penalties, is included in other long-term liabilities in the accompanying balance sheets and was $0.8 million as of December 31, 2015 and $1.0 million as of December 31, 2014. The Company does not expect that its liability for uncertain tax positions will decrease during the twelve months ended December 31, 2016, however, actual changes in the liability for uncertain tax positions could be different than currently expected. If recognized, changes in the Company's total unrecognized tax benefits would impact the Company's effective income tax rate. The roll-forward of the liability for uncertain tax positions is below and excludes interest and penalties.

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Income taxes: (Continued)

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Beginning balance of unrecognized tax benefits	$866	$1,000	$1,312
Change attributable to tax positions taken during a prior period	—	82	(51)
Decrease attributable to settlements with taxing authorities	—	(160)
Decrease attributable to lapses of statutes of limitation	(90)	(56)	(261)

Ending balance of unrecognized tax benefits	$776	$866	$1,000

        The Company or one of its subsidiaries files income tax returns in the US federal jurisdiction and various state and foreign jurisdictions. The Company is subject to US federal tax and state tax examinations for years 2004 to 2015. The Company is subject to tax examinations in its foreign jurisdictions generally for years 2005 to 2015.

        The following is a reconciliation of the Federal statutory income taxes to the amounts reported in the financial statements (in thousands).

	Years Ended December 31,
	2015	2014	2013
Federal income tax (expense) benefit at statutory rates	$(4,450)	$(1,572)	$(2,445)
Effect of:
State income taxes, net of federal benefit	(1,710)	(590)	(454)
Impact of foreign operations	(179)	(267)	95
Non-deductible expenses	(1,253)	(659)	(461)
Changes in tax reserves	128	165	503
Other	(16)	(191)	277
Changes in valuation allowance—US	(336)	(580)	52,187

Income tax (expense) benefit	$(7,816)	$(3,694)	$49,702

6. Commitments and contingencies:

Capital leases—fiber lease agreements

        The Company has entered into lease agreements with numerous providers of dark fiber primarily under 15-20 year IRUs typically with additional renewal terms. Once the Company has accepted the related fiber route, leases that meet the criteria for treatment as capital leases are recorded as a capital lease obligation and an IRU asset. The interest rate used in determining the present value of the aggregate future minimum lease payments is the lessee's incremental borrowing rate, interest rate for

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Commitments and contingencies: (Continued)

the lease term. The future minimum payments (principal and interest) under these agreements are as follows (in thousands):

For the year ending December 31,
2016	$19,857
2017	18,450
2018	18,270
2019	18,144
2020	18,127
Thereafter	197,812

Total minimum lease obligations	290,660
Less—amounts representing interest	(154,650)

Present value of minimum lease obligations	136,010
Current maturities	(6,247)

Capital lease obligations, net of current maturities	$129,763

Gains on capital lease terminations

        In March 2015 the Company elected to terminate certain IRU capital lease obligations in Spain with a vendor. The Company obtained alternative fiber to serve its customers in Spain. Under its estimate of the termination provisions of the related contracts the Company has recorded an estimated termination liability of $8.1 million included in accrued and other current liabilities. The difference between the remaining carrying amount of the related IRU capital lease liabilities ($29.9 million), the remaining net book value of the IRU assets ($10.0 million) and the termination liability and amounts due through the termination date was recorded as a gain on capital lease terminations of $10.1 million in 2015.

        In July 2015, the Company settled a dispute for the payment of the remaining balances for certain IRU capital lease obligations in Europe with a vendor. The IRU assets were fully depreciated in 2012 when the related fiber was replaced and was no longer used by the Company. The difference between the remaining net present value of the related IRU capital lease obligations ($1.8 million) and the settlement liability ($0.4 million) was recorded as a $1.4 million gain on capital lease terminations in 2015.

Current and potential litigation

        In accordance with the accounting guidance for contingencies, the Company accrues its estimate of a contingent liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Where it is probable that a liability has been incurred and there is a range of expected loss for which no amount in the range is more likely than any other amount, the Company accrues at the low end of the range. The Company reviews its accruals at least quarterly and adjusts them to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular matter. The Company has taken certain positions related to its obligations for leased circuit and dark fiber obligations for which it is reasonably

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Commitments and contingencies: (Continued)

possible could result in a loss of up to $2.4 million in excess of the amount accrued at December 31, 2015.

        Certain former sales employees of the Company filed a collective action against the Company in December 2011 in the United States District Court, Southern District of Texas, Houston Division alleging misclassification of the Company's sales employees throughout the United States in violation of the Fair Labor Standards Act. The lawsuit sought to recover pay for allegedly unpaid overtime and other damages, including attorney's fees. In March 2014, the judge de-certified the collective action. Each of the former employees that opted-in to the collective action retained the right to file an individual action. Approximately 70 former employees did so. The Company has settled a number of the cases that were filed and made the required settlement payments. Currently, only the case in California remains (Ambrosia v. Cogent Communications, Inc. in the U. S. District Court for the Northern District of California). On January 4, 2016, the judge provisionally certified a class and collective action related to the employees in California. The Company has sought appellate review of the decision. The Company denies the claims and believes that the claims for unpaid overtime are without merit. The Company believes its classification of sales employees is in compliance with applicable law.

        In the ordinary course of business the Company is involved in other legal activities and claims. Because such matters are subject to many uncertainties and the outcomes are not predictable with assurance, the liability related to these legal actions and claims cannot be determined with certainty. Management does not believe that such claims and actions will have a material impact on the Company's financial condition or results of operations. Judgment is required in estimating the ultimate outcome of any dispute resolution process, as well as any other amounts that may be incurred to conclude the negotiations or settle any litigation. Actual results may differ from these estimates under different assumptions or conditions and such differences could be material.

Operating leases

        The Company leases office space, network equipment sites, and data center facilities under operating leases. In certain cases the Company enters into operating lease commitments for fiber. Future minimum annual payments under these arrangements are as follows (in thousands):

For the year ending December 31,
2016	$32,537
2017	22,980
2018	19,482
2019	16,639
2020	13,851
Thereafter	47,331

$152,820

        Expenses related to these arrangements were $38.2 million in 2015, $39.1 million in 2014 and $36.4 million in 2013.

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Commitments and contingencies: (Continued)

Unconditional purchase obligations

        Unconditional purchase obligations for equipment and services totaled approximately $8.1 million at December 31, 2015. As of December 31, 2015, the Company had also committed to additional dark fiber IRU capital and operating lease agreements totaling approximately $18.0 million in future payments to be paid over periods of up to 20 years. These obligations begin when the related fiber is accepted, which is generally expected to occur in 2016. Future minimum payments under these obligations are approximately, $12.4 million, $0.6 million, $0.5 million, $0.5 million and $0.5 million for the years ending December 31, 2016 to December 31, 2020, respectively, and approximately $11.6 million, thereafter.

Defined contribution plan

        The Company sponsors a 401(k) defined contribution plan that provides for a Company matching payment. The Company matching payments were $0.6 million for 2015, $0.5 million for 2014 and $0.4 million 2013 and were paid in cash.

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

Common stock buybacks

        The Company's Board of Directors has approved $50.0 million for purchases of the Company's common stock under a buyback program (the "Buyback Program"). At December 31, 2015, there was approximately $47.8 million remaining for purchases under the Buyback Program. During the years ended December 31, 2015 and 2014, the Company purchased approximately 1.2 million and 1.7 million shares of its common stock for $39.4 million and $58.6 million, respectively. These common shares were subsequently retired. There were no purchases of the Company's common stock in 2013.

Dividends on common stock and return of capital program

        Dividends are recorded as a reduction to retained earnings. Dividends on unvested restricted shares of common stock are paid as the awards vest. The Company's initial quarterly dividend payment was made in the third quarter of 2012. In addition to the Company's regular quarterly dividends, in 2013, the Company's Board of Directors approved an additional return of capital program (the "Capital Program"). Under the Capital Program the Company plans on returning additional capital to the Company's shareholders each quarter through either stock buybacks or a special dividend or a combination of stock buybacks and a special dividend. The aggregate payment under the Capital Program initially was a minimum of $10.0 million each quarter and was increased to be a minimum of $12.0 million each quarter. Amounts paid under the Capital Program are in addition to the Company's regular quarterly dividend payments. The payment of any future dividends and any other returns of

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Stockholders' equity: (Continued)

capital, including stock buybacks and our Capital Program, will be at the discretion of the Company's Board of Directors and may be reduced, eliminated or increased and will be dependent upon the Company's financial position, results of operations, available cash, cash flow, capital requirements, limitations under the Company's debt indentures and other factors deemed relevant by the Company's Board of Directors. The Company is a Delaware Corporation and under the General Corporate Law of the State of Delaware distributions may be restricted including a restriction that distributions, including stock purchases and dividends, do not result in an impairment of a corporation's capital, as defined under Delaware Law. The indentures governing the Company's notes limit the Company's ability to return cash to its stockholders. Consequently, on November 2, 2015, the Company's Board of Directors suspended the $12.0 million quarterly minimum payment under the Capital Program. As the Company's cash flow increases the indenture covenants permit additional distributions to stockholders. See Note 4 for additional discussion of limitations on the Capital Program.

        A summary of the Company's quarterly dividends paid since its initial dividend payment is as follows (in thousands, except per share amounts):

Dividend Period	Amount per Common Share	Record Date	Payment Date	Total Dividends Paid
Q3 2012	$0.10	August 22, 2012	September 12, 2012	$4,537
Q4 2012	$0.11	November 21, 2012	December 12, 2012	$5,012
Q1 2013	$0.12	March 4, 2013	March 15, 2013	$5,489
Q2 2013	$0.13	May 31, 2013	June 18, 2013	$6,145
Q3 2013	$0.14	September 5, 2013	September 25, 2013	$6,512
Q4 2013(1)	$0.37	November 27, 2013	December 20, 2013	$17,206
Q1 2014(1)	$0.39	March 7, 2014	March 27, 2014	$18,352
Q2 2014	$0.17	May 30, 2014	June 18, 2014	$7,882
Q3 2014	$0.30	August 29, 2014	September 19, 2014	$13,792
Q4 2014	$0.31	November 26, 2014	December 12, 2014	$14,190
Q1 2015(1)	$0.35	March 11, 2015	March 26, 2015	$16,001
Q2 2015(1)	$0.42	May 22, 2015	June 12, 2015	$18,972
Q3 2015	$0.34	August 21, 2015	September 11, 2015	$15,296
Q4 2015	$0.35	November 20, 2015	December 11, 2015	$16,045

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Stockholders' equity: (Continued)

        A summary of the Company's amounts paid under the Capital Program is as follows (in thousands, except per share amounts):

Dividend Period	Capital Program Amount(2)	Stock Buyback Amount During the Period	Stock Buyback Amount Greater than Capital Program Amount?	Payment Under Capital Program Paid As Dividend(1)	Amount Per Share Paid As Dividends Under the Capital Program
Q3 2013	$10,000	$—	No	$—	$—
Q4 2013	$10,500	$—	No	$10,186	$0.22
Q1 2014	$10,500	$14,196	Yes	$10,707	$0.23
Q2 2014	$10,500	$17,888	Yes	$—	$—
Q3 2014	$12,000	$15,943	Yes	$—	$—
Q4 2014	$12,000	$10,555	No	$—	$—
Q1 2015	$12,000	$8,119	No	$1,357	$0.03
Q2 2015	$12,000	$19,106	Yes	$4,019	$0.09
Q3 2015	$12,000	$12,169	Yes	$—	$—

(1)
Under the Capital Program if the amount spent on stock buybacks during a quarter is less than the program amount the difference is added to the dividend payment for the following quarter.

(2)
The indentures governing the Company's notes limit the Company's ability to return cash to its stockholders. Consequently, on November 2, 2015, the Company's Board of Directors suspended the $12.0 million quarterly minimum payment under the Capital Program. As the Company's cash flow increases the indenture covenants permit additional distributions to stockholders.

8. Stock option and award plan:

Incentive award plan

        The Company grants restricted stock and options for common stock under its award plan, the 2004 Incentive Award Plan, as amended (the "Award Plan"). Stock options granted under the Award Plan generally vest over a four-year period and have a term of ten years. Grants of shares of restricted stock granted under the Award Plan generally vest over periods ranging from three to four years. Compensation expense for all awards is recognized over the service period. Awards with graded vesting terms are recognized on a straight-line basis. Certain option and share grants provide for accelerated vesting if there is a change in control, as defined. For grants of restricted stock, when an employee terminates prior to full vesting the employee retains their vested shares and the employees' unvested shares are returned to the plan. For grants of options for common stock, when an employee terminates prior to full vesting, the employee may elect to exercise their vested options for a period of ninety days and any unvested options are returned to the plan. Shares issued to satisfy awards are provided from the Company's authorized shares. As of December 31, 2015 there were a total of 0.4 million shares available for grant under the Award Plan.

        The accounting for equity-based compensation expense requires the Company to make estimates and judgments that affect its financial statements. These estimates include the following.

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Stock option and award plan: (Continued)

        Expected Dividend Yield—The Company uses an expected dividend yield based upon expected annual dividends and the Company's stock price.

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

        The weighted-average per share grant date fair value of options was $6.29 in 2015, $8.32 in 2014 and $9.44 in 2013. The following assumptions were used for determining the fair value of options granted in the three years ended December 31, 2015:

	Years Ended December 31,
Black-Scholes Assumptions	2015	2014	2013
Dividend yield	3.8%	3.6%	2.0%
Expected volatility	32.5%	37.0%	58.5%
Risk-free interest rate	1.5%	1.6%	0.8%
Expected life of the option term (in years)	4.6	4.6	4.8

        Stock option activity under the Company's Award Plan during the year ended December 31, 2015, was as follows:

	Number of Options	Weighted-Average Exercise Price
Outstanding at December 31, 2014	188,898	$25.41
Granted	84,008	$33.50
Cancelled and expired	(43,644)	$33.76
Exercised—intrinsic value $0.5 million; cash received $0.4 million	(27,676)	$15.29

Outstanding at December 31, 2015—$1.4 million intrinsic value and 6.8 years weighted-average remaining contractual term	201,586	$28.37

Exercisable at December 31, 2015—$1.2 million intrinsic value and 5.3 years weighted-average remaining contractual term	117,358	$24.83

Expected to vest—$1.3 million intrinsic value and 6.5 years weighted-average remaining contractual term	179,374	$27.75

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Stock option and award plan: (Continued)

        A summary of the Company's non-vested restricted stock awards as of December 31, 2015 and the changes during the year ended December 31, 2015 are as follows:

Non-vested awards	Shares	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2014	1,282,646	$28.26
Granted	62,900	$33.19
Vested	(427,090)	$20.53
Forfeited	(47,705)	$31.14

Non-vested at December 31, 2015	870,751	$32.25

        The weighted average per share grant date fair value of restricted stock granted was $33.19 in 2015 (0.1 million shares) $34.57 in 2014 (0.8 million shares) and $27.82 in 2013 (0.2 million shares). The fair value was determined using the quoted market price of the Company's common stock on the date of grant. The fair value of shares of restricted stock vested in the years ended December 31, 2015, 2014 and 2013 was $14.3 million $19.0 million and $21.7 million, respectively.

        Equity-based compensation expense related to stock options and restricted stock was $11.5 million, $9.6 million, and $8.7 million for the years ended December 31, 2015, 2014, and 2013, respectively. The income tax benefit related to stock options and restricted stock was $1.8 million, $2.1 million, and $2.5 million for the years ended December 31, 2015, 2014, and 2013, respectively. The Company capitalized compensation expense related to stock options and restricted stock for each of the years ended December 31, 2015, 2014, and 2013 of $1.0 million, $0.8 million and $0.8 million, respectively. As of December 31, 2015 there was $19.9 million of total unrecognized compensation cost related to non-vested equity-based compensation awards. That cost is expected to be recognized over a weighted average period of 2.6 years.

9. Related party transactions:

Office lease

        The Company's headquarters was located in an office building owned by Niobium LLC (a successor to 6715 Kenilworth Avenue Partnership). The two owners of Niobium LLC are the Company's Chief Executive Officer, David Schaeffer, who has a 51% interest in Niobium LLC and his wife who has a 49% interest. The lease was scheduled to end on August 31, 2016 and was cancellable by the Company upon 60 days' notice. The Company terminated the lease effective as of May 10, 2015. In April 2015, the Company entered into a new lease agreement for its headquarters building with Sodium LLC whose two owners are the Company's Chief Executive Officer, who has a 51% interest in Sodium LLC and his wife who has a 49% interest. The Company moved into the new headquarters building in May 2015. The fixed annual rent for the new headquarters building is $1.0 million per year plus an allocation of taxes and utilities. The lease term is for five years and is cancellable by the Company upon 60 days' notice. The Company's audit committee reviews and approves all transactions with related parties. The Company paid $1.2 million in 2015, $0.5 million in 2014 and $0.6 million in 2013, respectively for rent and related costs (including taxes and utilities) to these lessors for these leases, respectively.

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Geographic information:

        Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing the Company's performance. The Company has one operating segment. Revenues are attributed to regions based on where the services are provided. Below are the Company's service revenues and long lived assets by geographic region (in thousands):

	Years Ended December 31,
	2015	2014	2013
Service Revenue
North America	$332,814	$301,400	$274,320
Europe	71,420	78,603	73,659

Total	$404,234	$380,003	$347,979

	December 31, 2015	December 31, 2014
Long lived assets, net
North America	$285,187	$266,713
Europe	74,976	94,082

Total	$360,163	$360,795

        The majority of North American revenue consists of services delivered within the United States.

11. Quarterly financial information (unaudited):

	Three months ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
	(in thousands, except share and per share amounts)
Service revenue	$92,937	$94,623	$95,691	$96,749
Network operations, including equity-based compensation expense	38,836	39,605	40,407	41,046
Gains on equipment transactions	2,295	2,731	3,114	2,810
Operating income	12,907	14,309	13,614	13,066
Net income (loss)	125	1,208	(184)	(352)
Net income (loss) per common share—basic and diluted	0.00	0.03	(0.00)	(0.01)
Weighted-average number of common shares—basic	46,409,735	45,897,449	45,629,079	45,229,125
Weighted-average number of common shares—diluted	46,907,360	46,294,966	45,629,079	45,229,125

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Quarterly financial information (unaudited): (Continued)

	Three months ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
	(in thousands, except share and per share amounts)
Service revenue	$97,242	$98,799	$103,017	$105,177
Network operations, including equity-based compensation expense	41,079	42,412	45,182	45,836
Gains on capital lease terminations	10,110	—	1,484	—
Gains on equipment transactions	1,548	719	1,152	2,023
Loss on debt extinguishment and redemption	(10,144)	—	—	—
Operating income	10,487	10,810	15,519	16,174
Net (loss) income	(1,585)	840	3,161	2,480
Net (loss) income per common share—basic and diluted	(0.04)	0.02	0.07	0.06
Weighted-average number of common shares—basic	45,158,250	44,774,831	44,474,724	44,323,131
Weighted-average number of common shares—diluted	45,158,250	45,054,507	44,702,127	44,558,089

12. Subsequent Events:

Dividend

        On February 23, 2016, the Company's Board of Directors approved the payment of the Company's regular quarterly dividend of $0.36 per common share. The dividend for the first quarter of 2016 will be paid to holders of record on March 10, 2016. This estimated $15.9 million dividend payment is expected to be made on March 24, 2016.

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

        As required by Rule 13a-15(d) of the Exchange Act, we have assessed our internal control system in relation to criteria for effective internal control over financial reporting described in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission (2013 Framework). Based upon these criteria, we believe that, as of December 31, 2015, our system of internal control over financial reporting was effective.

        The independent registered public accounting firm, Ernst & Young LLP, has audited our 2015 financial statements. Ernst & Young LLP was given unrestricted access to all financial records and related data, including minutes of all meetings of stockholders, the Board of Directors and committees of the Board. Ernst & Young LLP has issued an unqualified report on our 2015 financial statements as a result of the audit and also has issued an unqualified report on our internal control over financial reporting which is attached hereto.

Cogent Communications Holdings, Inc.
February 24, 2016
By:	/s/ DAVID SCHAEFFER
David Schaeffer
Chief Executive Officer
By:	/s/ THADDEUS WEED
Thaddeus Weed
Chief Financial Officer

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
On Internal Control over Financial Reporting

The Board of Directors and Stockholders of Cogent Communications Holdings, Inc.

        We have audited Cogent Communications Holdings, Inc.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Cogent Communications Holdings, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Cogent Communications Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cogent Communications Holdings, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income (loss), changes in stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2015 of Cogent Communications Holdings, Inc. and subsidiaries and our report dated February 24, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, VA
February 24, 2016

 PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this Item 10 is incorporated in this report by reference to the information set forth under the captions entitled "Election of Directors," "The Board of Directors and Committees," and "Section 16(a) Beneficial Ownership Reporting Compliance" in our 2016 Proxy Statement for the 2016 Annual Meeting of Stockholders, which is expected to be filed with the Commission within 120 days after the close of our fiscal year.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this Item 11 is incorporated in this report by reference to the information set forth under the captions entitled "The Board of Directors and Committees," "Executive Compensation", "Employment Agreements", "Compensation Committee Report on Executive Compensation," and "Compensation Committee Interlocks and Insider Participation" in our 2016 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this Item 12 is incorporated in this report by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in our 2016 Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item 13 is incorporated in this report by reference to the information set forth under the caption "Certain Transactions" in our 2016 Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this Item 14 is incorporated in this report by reference to the information set forth under the caption "Relationship With Independent Public Accountants" in our 2016 Proxy Statement.

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
3.2
Bylaws of Cogent Communications Holdings, Inc., as amended and restated by the Board of Directors on March 30, 2015 (previously filed Exhibit 3.2 to our Current Report on Form 8-K/A, filed on March 30, 2015, and incorporated herein by reference).
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
4.5	Form of 5.375% Senior Secured Notes due 2022 (previously filed as Exhibit 4.2 to our Current Report on Form 8-K, filed on February 20, 2015).

10.1	Dark Fiber IRU Agreement, dated April 14, 2000, between WilTel Communications, Inc. and Cogent Communications, Inc., as amended June 27, 2000, December 11, 2000, January 26, 2001, and February 21, 2001 (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-4, Commission File No. 333-71684, filed on October 16, 2001)*
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
10.4
Timothy G. O'Neill Employment Agreement with Cogent Communications Group, Inc., dated as of September 25, 2003 (previously filed as Exhibit 10.29 to our Annual Report on Form 10-K, filed on February 27, 2012, and incorporated herein by reference).
10.5
Brad Kummer Employment Agreement with Cogent Communications Group, Inc., dated January 11, 2000, (incorporated by reference to Exhibit 10.23 to our Registration Statement on Form S-1, Commission File No. 333-122821, filed on February 14, 2005).
10.6
Ernest Ortega Employment Agreement with Cogent Communications Group, Inc., dated August 1, 2013 (previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on August 1, 2013, and incorporated herein by reference).
10.7
David Schaeffer Amendment No. 2 to Employment Agreement with Cogent Communications Group, Inc., dated as of March 12, 2007 (previously filed as Exhibit 10.26 to our Annual Report on Form 10-K, filed on March 14, 2007, and incorporated herein by reference).
10.8
Robert N. Beury, Jr. Employment Agreement with Cogent Communications Group, Inc., dated as of March 12, 2007 (previously filed as Exhibit 10.27 to our Annual Report on Form 10-K, filed on March 14, 2007, and incorporated herein by reference).
10.9
Thaddeus G. Weed Employment Agreements, dated September 25, 2003 through October 26, 2006 (previously filed as Exhibit 10.28 to our Annual Report on Form 10-K, filed on March 14, 2007, and incorporated herein by reference).
10.10
Amendment No. 3 to Employment Agreement of Dave Schaeffer, dated as of August 7, 2007 (previously filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed on August 8, 2007, and incorporated herein by reference).
10.11	Restricted Stock Award to Ernest Ortega, previously filed as Exhibit 10.2 to our Periodic Report on Form 8-K, filed on August 1, 2013, and incorporated herein by reference).
10.12
Amendment No. 4 to Employment Agreement of Dave Schaeffer, dated as of February 26, 2010 (previously filed as Exhibit 10.25 to our Annual Report on Form 10-K, filed on March 1, 2010, and incorporated herein by reference).
10.13
Form of Restricted Stock Award to Vice Presidents on April 15, 2010 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed on April 20, 2010, and incorporated herein by reference).
10.14
Amendment No. 5 to Employment Agreement of Dave Schaeffer, dated April 7, 2010 (previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on April 7, 2010, and incorporated herein by reference).

10.15	Form of Restricted Stock Award dated April 19, 2012—monthly vest (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on April 23, 2012, and incorporated herein by reference).
10.16
Form of Restricted Stock Award dated April 19, 2012—cliff vest (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on April 23, 2012, and incorporated herein by reference).
10.17
Cogent Communications Holdings, Inc. 2004 Incentive Award Plan (as amended through April 17, 2014) (previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed April 18, 2014, and incorporated herein by reference).
10.18
Assignment and Assumption Agreement, dated as of May 15, 2014, by and between Cogent Communications Group, Inc. and Cogent Communications Holdings, Inc. assuming the obligations of the 2004 Incentive Award Plan (previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on May 5, 2014, and incorporated herein by reference).
10.19
Amendment No. 6 to Employment Agreement of Dave Schaeffer, dated April 7, 2010 (previously filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q, filed on August 7, 2014, and incorporated herein by reference).
10.20
Restricted Stock Award to Mr. Schaeffer dated August 6, 2014—monthly vest ((previously filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q, filed on August 7, 2014, and incorporated herein by reference).
10.21
Restricted Stock Award to Mr. Schaeffer dated August 6, 2014—cliff vest (previously filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q, filed on August 7, 2014, and incorporated herein by reference).
10.22
Restricted Stock Award, dated as of November 3, 2014, between the Company and Thaddeus ("Tad") Weed (previously filed Exhibit 10.1 to our Current Report on Form 8-K, filed on November 5, 2014, and incorporated herein by reference).
10.23
Restricted Stock Award, dated as of November 3, 2014, between the Company and Ernest Ortega (previously filed Exhibit 10.2 to our Current Report on Form 8-K, filed on November 5, 2014, and incorporated herein by reference).
10.24
Restricted Stock Award, dated as of November 3, 2014, between the Company and Robert Beury (previously filed Exhibit 10.3 to our Current Report on Form 8-K, filed on November 5, 2014, and incorporated herein by reference).
10.25
Restricted Stock Award, dated as of November 3, 2014, between the Company and Timothy O'Neill (previously filed Exhibit 10.4 to our Current Report on Form 8-K, filed on November 5, 2014, and incorporated herein by reference).
10.26	Restricted Stock Award to James Bubeck dated September 28, 2015 (previously filed Exhibit 10.1 to our Current Report on Form 8-K, filed on October 1, 2015, and incorporated herein by reference).
10.27	Restricted Stock Award to James Bubeck dated December 1, 2014 (previously filed Exhibit 10.2 to our Current Report on Form 8-K, filed on October 1, 2015, and incorporated herein by reference).
21.1	Subsidiaries (filed herewith)
23.1	Consent of Ernst & Young LLP (filed herewith)
31.1	Certification of Chief Executive Officer (filed herewith)

31.2	Certification of Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer (filed herewith)
32.2	Certification of Chief Financial Officer (filed herewith)
99.1
Policy Against Excise Tax Gross-ups on "Golden Parachute" Payments, with effect from April 7, 2010 (previously filed as Exhibit 99.1 to our Current Report on Form 8-K, filed on April 7, 2010, and incorporated herein by reference).
101
The following materials from the Annual Report on Form 10-K of Cogent Communications Group, Inc. for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Statements of Changes in Stockholders' Equity (Deficit), (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

•
Confidential treatment requested and obtained as to certain portions. Portions have been omitted pursuant to this request where indicated by an asterisk.

Schedule II

COGENT COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	(Deductions)	Balance at End of Period
Allowance for doubtful accounts (deducted from accounts receivable)(a)
Year ended December 31, 2013	$3,083	$4,731	$(5,943)	$1,871
Year ended December 31, 2014	$1,871	$5,046	$(5,210)	$1,707
Year ended December 31, 2015	$1,707	$4,746	$(4,696)	$1,757
Allowance for Unfulfilled Customer Purchase Obligations (deducted from accounts receivable)
Year ended December 31, 2013	$1,682	$4,690	$(4,228)	$2,144
Year ended December 31, 2014	$2,144	$5,082	$(5,678)	$1,548
Year ended December 31, 2015	$1,548	$7,455	$(6,659)	$2,344
Deferred tax valuation allowance
Year ended December 31, 2013	$388,460	$5,542	$(39,465)	$354,537
Year ended December 31, 2014	$354,537	$10,436	$(19,723)	$345,250
Year ended December 31, 2015	$345,250	$1,058	$(132,770)	$213,538

(a)
Bad debt expense, net of recoveries, was approximately $3.3 million for the year ended December 31, 2015, $3.7 million for the year ended December 31, 2014 and $3.5 million for the year ended December 31, 2013.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COGENT COMMUNICATIONS HOLDINGS, INC.
Dated: February 24, 2016	By:	/s/ DAVID SCHAEFFER
		Name:	David Schaeffer
		Title:	Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID SCHAEFFER David Schaeffer	Chairman and Chief Executive Officer (Principal Executive Officer)	February 24, 2016
/s/ THADDEUS G. WEED Thaddeus G. Weed	Chief Financial Officer (Principal Financial and Accounting Officer)	February 24, 2016
/s/ TIMOTHY WEINGARTEN Timothy Weingarten	Director	February 24, 2016
/s/ STEVEN BROOKS Steven Brooks	Director	February 24, 2016
/s/ RICHARD T. LIEBHABER Richard T. Liebhaber	Director	February 24, 2016
/s/ DAVID BLAKE BATH David Blake Bath	Director	February 24, 2016
/s/ MARC MONTAGNER Marc Montagner	Director	February 24, 2016