Form 10-Q
period 2016-03-31
COGENT COMMUNICATIONS HOLDINGS, INC.
filed 2016-05-05
CIK 1158324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

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

Common Stock, $.001 par value 45,228,854 Shares Outstanding as of April 30, 2016

INDEX

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Condensed Consolidated Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets of Cogent Communications Holdings, Inc., and Subsidiaries as of March 31, 2016 (Unaudited) and December 31, 2015	3
	Condensed Consolidated Statements of Comprehensive Income of Cogent Communications Holdings, Inc., and Subsidiaries for the Three Months Ended March 31, 2016 and March 31, 2015 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows of Cogent Communications Holdings, Inc., and Subsidiaries for the Three Months Ended March 31, 2016 and March 31, 2015 (Unaudited)	5
	Notes to Interim Condensed Consolidated Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17
Item 4.	Controls and Procedures	17

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	17
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 6.	Exhibits	17
SIGNATURES		18
CERTIFICATIONS

PART I FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2016 AND DECEMBER 31, 2015

(IN THOUSANDS, EXCEPT SHARE DATA)

	March 31, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$196,050	$203,591
Accounts receivable, net of allowance for doubtful accounts of $1,241 and $1,757, respectively	31,528	30,718
Prepaid expenses and other current assets	19,815	17,030
Total current assets	247,393	251,339
Property and equipment, net	366,482	360,136
Deferred tax assets - noncurrent	42,858	45,142
Deposits and other assets - $133 and $355 restricted, respectively	8,363	6,199
Total assets	$665,096	$662,816

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$19,025	$12,401
Accrued and other current liabilities	40,896	38,355
Installment payment agreement, current portion, net of discount of $540 and $678, respectively	13,406	11,901
Current maturities, capital lease obligations	5,584	6,247
Total current liabilities	78,911	68,904
Senior secured 2022 notes, net of unamortized debt costs of $1,209 and $1,252, respectively	248,791	248,748
Senior unsecured 2021 notes, net of unamortized debt costs of $3,171 and $3,305, respectively	196,829	196,695
Capital lease obligations, net of current maturities	131,371	129,763
Other long term liabilities	27,576	30,977
Total liabilities	683,478	675,087
Commitments and contingencies:
Stockholders’ equity:
Common stock, $0.001 par value; 75,000,000 shares authorized; 45,217,520 and 45,198,718 shares issued and outstanding, respectively	45	45
Additional paid-in capital	436,793	434,161
Accumulated other comprehensive income — foreign currency translation	(10,619)	(14,693)
Accumulated deficit	(444,601)	(431,784)
Total stockholders’ deficit	(18,382)	(12,271)
Total liabilities and stockholders’ deficit	$665,096	$662,816

The accompanying notes are an integral part of these condensed consolidated balance sheets.

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND MARCH 31, 2015

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
	(Unaudited)	(Unaudited)
Service revenue	$108,291	$97,242
Operating expenses:
Network operations (including $121 and $172 of equity-based compensation expense, respectively, exclusive of depreciation and amortization shown separately below)	47,277	41,079
Selling, general, and administrative (including $2,060 and $2,969 of equity-based compensation expense, respectively)	29,532	29,677
Depreciation and amortization	17,753	17,513
Total operating expenses	94,562	88,269
Gain on capital lease termination	—	10,110
Gains on equipment transactions	1,946	1,548
Loss on debt extinguishment and redemption	—	(10,144)
Operating income	15,675	10,487
Interest income and other, net	133	97
Interest expense	(10,065)	(11,307)
Income (loss) before income taxes	5,743	(723)
Income tax provision	(2,389)	(862)
Net income (loss)	$3,354	$(1,585)

Comprehensive income (loss):
Net income (loss)	$3,354	$(1,585)
Foreign currency translation adjustment	4,074	(7,396)
Comprehensive income (loss)	$7,428	$(8,981)

Net income (loss) per common share:
Basic and diluted net income (loss) per common share	$0.08	$(0.04)

Dividends declared per common share	$0.36	$0.35

Weighted-average common shares - basic	44,402,640	45,158,250

Weighted-average common shares - diluted	44,571,937	45,158,250

The accompanying notes are an integral part of these condensed consolidated statements.

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND MARCH 31, 2015

(IN THOUSANDS)

	Three months Ended March 31, 2016	Three months Ended March 31, 2015
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$3,354	$(1,585)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	17,753	17,513
Amortization of debt discount and premium	216	(164)
Equity-based compensation expense (net of amounts capitalized)	2,181	3,141
Loss on debt extinguishment and redemption	—	10,144
Gain on capital lease termination	—	(10,110)
Gains — equipment transactions and other, net	(2,186)	(1,022)
Deferred income taxes	2,323	822
Changes in operating assets and liabilities:
Accounts receivable	(387)	2,123
Prepaid expenses and other current assets	(2,217)	(4,550)
Accounts payable, accrued liabilities and other long-term liabilities	8,379	2,088
Deposits and other assets	(1,859)	(28)
Net cash provided by operating activities	27,557	18,372
Cash flows from investing activities:
Purchases of property and equipment	(15,034)	(12,916)
Net cash used in investing activities	(15,034)	(12,916)
Cash flows from financing activities:
Dividends paid	(16,171)	(16,001)
Purchases of common stock	—	(8,119)
Net proceeds from issuance of senior secured 2022 notes	—	248,659
Redemption of senior secured 2018 notes	—	(251,280)
Proceeds from exercises of stock options	206	130
Principal payments on installment payment agreement	(2,184)	—
Principal payments of capital lease obligations	(3,369)	(3,650)
Net cash used in financing activities	(21,518)	(30,261)
Effect of exchange rates changes on cash	1,454	(2,935)
Net decrease in cash and cash equivalents	(7,541)	(27,740)
Cash and cash equivalents, beginning of period	203,591	287,790
Cash and cash equivalents, end of period	$196,050	$260,050
Supplemental disclosure of non-cash financing activities:
Non-cash component of network equipment obtained in exchange transactions	$1,946	$3,956
PP&E obtained for installment payment agreement	—	1,704
Capital lease obligations incurred	$3,281	$4,217

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

The Company offers on-net Internet access services exclusively through its own facilities, which run from its network to its customers’ premises. The Company is not dependent on local telephone companies to serve its customers for its on-net Internet access services because of its integrated network architecture. The Company offers its on-net services to customers located in buildings that are physically connected to its network. The Company’s on-net service consists of high-speed Internet access and IP connectivity ranging from 100 Megabits per second to 100 Gigabits per second of bandwidth. The Company provides its on-net Internet access services to its corporate and net-centric customers. The Company’s corporate customers are located in multi-tenant office buildings and typically include law firms, financial services firms, advertising and marketing firms and other professional services businesses. The Company’s net-centric customers include bandwidth-intensive users such as universities, other Internet service providers, telephone companies, cable television companies, web hosting companies, content delivery network companies and commercial content and application service providers. These net-centric customers obtain the Company’s services in carrier neutral data centers and in the Company’s data centers. The Company operates data centers throughout North America and Europe that allow its customers to collocate their equipment and access the Company’s network.

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited condensed consolidated financial statements reflect all normal recurring adjustments that the Company considers necessary for the fair presentation of its results of operations and cash flows for the interim periods covered, and of the financial position of the Company at the date of the interim condensed consolidated balance sheet. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. While the Company believes that the disclosures are adequate to not make the information misleading, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in its annual report on Form 10-K for the year ended December 31, 2015.

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

Financial instruments

At March 31, 2016, the carrying amount of cash and cash equivalents, accounts receivable, prepaid and other current assets, accounts payable and accrued expenses approximated fair value because of the short-term nature of these instruments. The Company measures its cash equivalents at amortized cost, which approximates fair value based upon quoted market prices (Level 1). Based upon recent trading prices (Level 2 — market approach) at March 31, 2016 the fair value of the Company’s $200.0 million senior unsecured notes was $196.0 million and the fair value of the Company’s $250.0 million senior secured notes was $247.5 million.

The Company was party to letters of credit totaling $0.1 million as of March 31, 2016. These letters of credit are secured by investments that are restricted and included in other assets.

Gross receipts taxes, universal service fund and other surcharges

Revenue recognition standards include guidance relating to taxes or surcharges assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer and may include, but are not limited to, gross receipts taxes, excise taxes, Universal Service Fund fees and certain state regulatory fees. Such charges may be presented gross or net based upon the Company’s accounting policy election. The Company records certain excise taxes and surcharges on a gross basis and includes them in its revenues and costs of network operations. Excise taxes and surcharges billed to customers and recorded on a gross basis (as service revenue and network operations expense) were $2.0 million and $0.1 million for the three months ended March 31, 2016 and March 31, 2015, respectively.

Basic and diluted net income (loss) per common share

Basic earnings per share (“EPS”) excludes dilution for common stock equivalents and is computed by dividing net income or (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock outstanding during each period, adjusted for the effect of dilutive common stock equivalents.  Shares of restricted stock are included in the computation of basic EPS as they vest and are included in diluted EPS, to the extent they are dilutive, determined using the treasury stock method. For the three months ended March 31, 2016 and 2015, the Company’s employees exercised options for 9,510 and 6,459 common shares, respectively.

The following details the determination of diluted weighted average shares for the three months ended March 31, 2016:

Three Months Ended March 31, 2016
Weighted average common shares - basic	44,402,640
Dilutive effect of stock options	34,480
Dilutive effect of restricted stock	134,817
Weighted average common shares - diluted	44,571,937

The following details unvested shares of restricted common stock as well as the anti-dilutive effects of stock options and restricted stock awards outstanding:

	March 31, 2016	March 31, 2015
Unvested shares of restricted common stock	807,973	1,211,929
Anti-dilutive options for common stock	111,897	98,102
Anti-dilutive shares of restricted common stock	—	3,360

Recent accounting pronouncements—to be adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases. The ASU will replace most existing accounting for lease guidance when it becomes effective. The new standard is effective for the Company beginning on January 1, 2019. Early application is permitted. The standard must be adopted using the modified retrospective approach. The standard will require the Company to record a right to use asset and a lease liability for most of the Company’s leases including the Company’s leases currently treated as operating leases. The Company is evaluating the effect that ASU 2016-02 will have on its consolidated financial statements and related disclosures and has not yet determined the effect of the standard on its ongoing financial reporting.

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

2. Property and equipment:

Depreciation and amortization expense related to property and equipment and capital leases was $17.8 million and $17.5 million for the three months ended March 31, 2016 and 2015, respectively. The Company capitalized salaries and related benefits of employees working directly on the construction and build-out of its network of $2.2 million and $2.2 million for the three months ended March 31, 2016 and 2015, respectively.

Exchange agreement

In the three months ended March 31, 2016 and 2015, the Company exchanged certain used network equipment and cash consideration for new network equipment. The fair value of the equipment received was estimated to be $5.1 million and $6.6 million, respectively, and after considering the cash component the transactions resulted in gains of $1.9 million and $1.5 million, respectively. The estimated fair value of the equipment received was based upon the cash consideration price the Company pays for the new network equipment on a standalone basis (Level 3).

Purchase and installment payment agreements

In January 2015, the Company entered into a purchase agreement with a vendor. Under the purchase agreement the Company was required to purchase a total of $28.9 million of network equipment during the eighteen month term.  As of March 31, 2016, the Company completed the purchases required under the purchase agreement. In March 2015, the Company entered into an installment payment agreement (“IPA”) with this vendor.  Under the IPA the Company was able to purchase up to $25.0 million of network equipment in exchange for interest free note obligations each with a twenty-four month term.  There are no payments under each note obligation for the first six months followed by eighteen equal installment payments for the remaining eighteen month term. As of March 31, 2016, and December 31, 2015 there was $19.0 million and $21.2 million, respectively, of note obligations outstanding under the IPA, secured by the related equipment.  The Company recorded the net present value of the note obligation utilizing an imputed interest rate.  The resulting discount was $0.6 million and $0.8 million as of March 31, 2016 and December 31, 2015, respectively, and is being amortized over the note term using the effective interest rate method.

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

Senior unsecured notes- $200.0 million

On April 9, 2014, Cogent Communications Finance, Inc. (“Cogent Finance”), a newly formed financing subsidiary of Group, completed an offering of $200.0 million in aggregate principal amount at par of 5.625% Senior Notes due 2021 (the “2021 Notes”).  The 2021 Notes were sold in private offerings for resale to qualified institutional buyers pursuant to SEC Rule 144A. Cogent Finance merged with Group, with Group continuing as the surviving corporation (the “Finance Merger”).  At the time of consummation of the Finance Merger, Group assumed the obligations of Cogent Finance under the 2021 Notes and the indenture governing the 2021 Notes (the “Indenture”) and Group and each of Group’s domestic subsidiaries became party to the Indenture pursuant to a supplemental indenture to the Indenture and the obligations under the Indenture became obligations solely of Group and each of Group’s domestic subsidiaries.  Holdings also provided a guarantee of the 2021 Notes but Holdings is not subject to any of the covenants under the Indenture.  The net proceeds from the offering were $195.8 million after deducting discounts and commissions and offering expenses. The net proceeds from the offering are intended to be used for general corporate purposes.

Limitations under the Indentures

The indentures governing the 2022 and 2021 Notes, among other things, limits the Company’s ability to incur indebtedness; to pay dividends or make other distributions; to make certain investments and other restricted payments; to create liens; consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; to incur restrictions on the ability of a subsidiary to pay dividends or make other payments; and to enter into certain transactions with its affiliates. Limitations on the ability to incur additional indebtedness (excluding IRU agreements incurred in the normal course of business) include a restriction on incurring additional indebtedness if the Company’s consolidated leverage ratio, as defined in the indentures is greater than 5.0. Permitted investments and payments that are not restricted total $27.1 million as of March 31, 2016 plus Holdings permitted investments of $0.8 million as of March 31, 2016 which are not subject to these limitations for a total permitted investment amount of $27.9 million as of March 31, 2016. This amount may be increased by the Company’s consolidated cash flow, as defined in the indentures, as long as the Company’s consolidated leverage ratio is less than 4.25. The Company’s consolidated leverage ratio is currently above 4.25 so as of March 31, 2016 no amounts other than those described above are available for permitted investments including dividends and stock purchases.

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

4. Commitments and contingencies:

Current and potential litigation

In accordance with the accounting guidance for contingencies, the Company accrues its estimate of a contingent liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Where it is probable that a liability has been incurred and there is a range of expected loss for which no amount in the range is more likely than any other amount, the Company accrues at the low end of the range. The Company reviews its accruals at least quarterly and adjusts them to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular matter. The Company has taken certain positions related to its obligations for leased circuit and dark fiber obligations for which it is reasonably possible could result in a loss of up to $2.5 million in excess of the amount accrued at March 31, 2016.

Certain former sales employees of the Company filed a collective action against the Company in December 2011 in the United States District Court, Southern District of Texas, Houston Division alleging misclassification of the Company’s sales employees throughout the United States in violation of the Fair Labor Standards Act. The lawsuit sought to recover pay for allegedly unpaid overtime and other damages, including attorney’s fees. In March 2014, the judge de-certified the collective action. Each of the former employees that opted-in to the collective action retained the right to file an individual action. Approximately 70 former employees did so. The Company has settled a number of the cases that were filed and made the required settlement payments. Currently, only one case in California remains (Ambrosia v. Cogent Communications, Inc. in the U. S. District Court for the Northern District of California). On January 4, 2016, the judge provisionally certified a class and collective action related to the employees in California. The Company has sought appellate review of the decision. The Company denies the claims and believes that the claims for unpaid overtime are without merit. The Company believes its classification of sales employees is in compliance with applicable law.

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

5.    Income taxes:

The components of income (loss) before income taxes consist of the following (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015

Domestic	$11,387	$(5,176)
Foreign	(5,644)	4,453
Total	$5,743	$(723)

6. Common stock buyback program:

The Company’s Board of Directors has approved purchases of the Company’s common stock under a buyback program (the “Buyback Program”) through December 31, 2016.  At March 31, 2016, there was approximately $47.8 million remaining for purchases under the Buyback Program.  During the three months ended March 31, 2015 the Company purchased 0.2 million shares of its common stock for $8.1 million.  There were no purchases of common stock during the three months ended March 31, 2016.

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

On May 4, 2016, the Company’s Board of Directors approved the payment of our quarterly dividend of $0.37 per common share. The dividend for the second quarter of 2016 will be paid to holders of record on May 20, 2016. This estimated $16.4 million dividend payment is expected to be made on June 7, 2016.

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

8. Related party transactions:

Office leases

The Company’s headquarters was located in an office building owned by Niobium LLC (a successor to 6715 Kenilworth Avenue Partnership). The two owners of Niobium LLC are the Company’s Chief Executive Officer, David Schaeffer, who has a 51% interest in Niobium LLC and his wife who has a 49% interest. The lease was scheduled to end on August 31, 2016 and was cancellable by the Company upon 60 days’ notice. The Company terminated the lease effective as of May 10, 2015. In April 2015, the Company entered into a new lease agreement for its headquarters building with Sodium LLC whose two owners are the Company’s Chief Executive Officer, who has a 51% interest in Sodium LLC and his wife who has a 49% interest. The Company moved into the new headquarters building in May 2015. The fixed annual rent for the new headquarters building is $1.0 million per year plus an allocation of taxes and utilities. The lease term is for five years and is cancellable by the Company upon 60 days’ notice. The Company’s audit committee reviews and approves all transactions with related parties. The Company paid $0.3 million and $0.1 million in the three months ended March 31, 2016 and 2015, respectively, for rent and related costs (including taxes and utilities) to these lessors for these leases.

9. Segment information:

The Company operates as one operating segment. The Company’s service revenue and long lived assets by geographic region are as follows (in thousands):

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Revenues
North America	$90,053	$79,638
Europe	18,238	17,604
Total	$108,291	$97,242

	March 31, 2016	December 31, 2015
Long lived assets, net
North America	$287,636	$285,187
Europe	78,874	74,976
Total	$366,510	$360,163

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

Future economic instability in the global economy, which could affect spending on Internet services; the impact of changing foreign exchange rates (in particular the Euro to US dollar and Canadian dollar to US dollar exchange rates) on the translation of our non-US dollar denominated revenues, expenses, assets and liabilities; legal and operational difficulties in new markets; the imposition of a requirement that we contribute to the US Universal Service Fund; changes in government policy and/or regulation, including rules regarding data protection, cyber security and net neutrality; increasing competition leading to lower prices for our services; our ability to attract new customers and to increase and maintain the volume of traffic on our network; the ability to maintain our Internet peering arrangements on favorable terms; our reliance on an equipment vendor, Cisco Systems Inc., and the potential for hardware or software problems associated with such equipment; the dependence of our network on the quality and dependability of third-party fiber providers; our ability to retain certain customers that comprise a significant portion of our revenue base; the management of network failures and/or disruptions; and outcomes in litigation as well as other risks discussed from time to time in our filings with the Securities and Exchange Commission, including, without limitation, our annual report on Form 10-K for the year ended December 31, 2015.

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

Our network is comprised of in-building riser facilities, metropolitan optical fiber networks, metropolitan traffic aggregation points and inter-city transport facilities. Our network is physically connected entirely through our facilities to 2,271 buildings in which we provide our on-net services, including 1,545 multi-tenant office buildings. We also provide on-net services in carrier-neutral data centers, Cogent controlled data centers and single-tenant office buildings. We operate 51 Cogent controlled data centers totaling 565,000 square feet. Because of our integrated network architecture, we are not dependent on local telephone companies or cable companies to serve our on-net customers. We emphasize the sale of our on-net services because we believe we have a competitive advantage in providing these services and these services generate gross profit margins that are greater than the gross profit margins of our off-net services.

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

Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

The following summary table presents a comparison of our results of operations with respect to certain key financial measures. The comparisons illustrated in the table are discussed in greater detail below.

	Three months ended March 31,		Percent
	2016	2015	Change
	(in thousands)
Service revenue	$108,291	$97,242	11.4%
On-net revenue	78,705	71,234	10.5%
Off-net revenue	29,356	25,730	14.1%
Non-core revenue	230	278	(17.3)%
Network operations expenses (1)	47,277	41,079	15.1%
Selling, general, and administrative expenses (2)	29,532	29,677	(0.5)%
Gains on equipment transactions	1,946	1,548	25.7%
Gain on lease termination	—	10,110	NM
Depreciation and amortization expenses	17,753	17,513	1.4%
Interest expense	10,065	11,307	(11.0)%
Loss on debt extinguishment and redemption	—	10,144	NM
Income tax provision	2,389	862	177.1%

(1)         Includes equity-based compensation expenses of $121 and $172 in the three months ended March 31, 2016 and 2015, respectively.

(2)         Includes equity-based compensation expenses of $2,060 and $2,969 in the three months ended March 31, 2016 and 2015, respectively.

NM — not meaningful

	Three Months Ended March 31,		Percent
	2016	2015	Change
Other Operating Data
Average Revenue Per Unit (ARPU)
ARPU—on net	$566	$590	(4.1)%
ARPU—off-net	$1,311	$1,379	(4.9)%
Average Price per Megabit — installed base	$1.47	$1.73	(14.9)%
Customer Connections—end of period
On-net	47,252	40,732	16.0%
Off-net	7,654	6,368	20.2%

Service Revenue. Our service revenue increased 11.4% for the three months ended March 31, 2016 from the three months ended March 31, 2015. The impact of exchange rates resulted in a decrease of revenues for the three months ended March 31, 2016 of approximately $0.9 million.  All foreign currency comparisons herein reflect our first quarter 2016 results translated at the average foreign currency exchange rates for the first quarter of 2015.  For the three months ended March 31, 2016 and 2015, on-net, off-net and non-core revenues represented 72.7%, 27.1% and 0.2% and 73.3%, 26.4% and 0.3% of our service revenue, respectively. Revenue recognition standards include guidance relating to any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, gross receipts taxes, Universal Service Fund fees and certain state regulatory fees. We record these taxes billed to our customers on a gross basis (as service revenue and network operations expense) in our consolidated statements of operations. The impact of these taxes including the Universal Service Fund resulted in an increase of our revenues for the three months ended March 31, 2016 of approximately $2.0 million.

Revenues from our corporate and net centric customers represented 59.7% and 40.3% of total service revenue, respectively, for the three months ended March 31, 2016 and represented 56.7% and 43.3% of total service revenue, respectively, for the three months ended March 31, 2015.  Revenues from corporate customers increased 17.2% to $64.6 million for the three months ended March 31, 2016 from $55.1 million for the three months ended March 31, 2015.  Revenues from our net-centric customers increased by 3.8% to $43.7 million for the three months ended March 31, 2016 from $42.1 million for the three months ended March 31, 2015.  The negative impact of foreign exchange had a more significant impact on our net-centric revenues.

Our on-net revenues increased 10.5% for the three months ended March 31, 2016 from the three months ended March 31, 2015. We increased the number of our on-net customer connections by 16.0% at March 31, 2016 from March 31, 2015. On-net customer connections increased at a greater rate than on-net revenues primarily due to the 4.1% decline in our on-net ARPU, primarily from a decline in ARPU for our net centric customers and from the negative impact of foreign exchange. ARPU is determined by dividing revenue for the period by the average customer connections for that period. Our average price per megabit for our installed base of customers is determined by dividing the aggregate monthly recurring fixed charges for those customers by the aggregate committed data rate for the same customers. The decline in on-net ARPU is partly attributed to volume and term based pricing discounts. Additionally, on-net customers who cancel their service from our installed base of customers, in general, have an ARPU that is greater than the ARPU for our new customers due to declining prices primarily for our on-net services sold to our net-centric customers. These trends resulted in the reduction to our on-net ARPU and a 14.9% decline in our average price per megabit for our installed base of customers.

Our off-net revenues increased 14.1% for the three months ended March 31, 2016 from the three months ended March 31, 2015.  Our off-net revenues increased as we increased the number of our off-net customer connections by 20.2% at March 31, 2016 from March 31, 2015. Our off-net customer connections increased at a greater rate than our off-net revenue primarily due to the 4.9% decrease in our off-net ARPU.

Our non-core revenues decreased 17.3% for the three months ended March 31, 2016 from the three months ended March 31, 2015. We do not actively market these acquired non-core services and expect that the service revenue associated with them will continue to decline.

Network Operations Expenses. Network operations expenses include the costs of personnel associated with service delivery, network management and customer support, network facilities costs, fiber and equipment maintenance fees, leased circuit costs, access and facilities fees paid to building owners and excise taxes billed to our customers and recorded on a gross basis. Non-cash equity-based compensation expense is included in network operations expenses consistent with the classification of the employee’s salary and other compensation. Our network operations expenses, including non-cash equity-based compensation expense, increased 15.1% for the three months ended March 31, 2016 from the three months ended March 31, 2015. The increase is primarily attributable to an increase in costs related to our network and facilities expansion activities, a $2.0 million increase in taxes billed to our customers recorded on a gross basis (in service revenue and cost of network operations expense) and the increase in our off-net revenues. When we provide off-net services we also assume the cost of the associated tail circuits.

Selling, General, and Administrative (“SG&A”) Expenses. Our SG&A expenses, including non-cash equity-based compensation expense, decreased 0.5% for the three months ended March 31, 2016 from the three months ended March 31, 2015. Non-cash equity-based compensation expense is included in SG&A expenses consistent with the classification of the employee’s salary and other compensation and was $2.1 million for the three months ended March 31, 2016 and $3.0 million for the three months ended March 31, 2015. SG&A expenses decreased primarily from an increase in salaries and related costs required to support our expansion and the increase in our sales efforts being offset by a $0.9 million decrease in our legal and economic analysis fees primarily associated with U.S. net neutrality and interconnection regulatory matters, a $0.9 million reduction in non-cash equity based compensation expense and a $0.6 million decrease in our bad debt expense. Our sales force headcount increased by 12.6% from 459 at March 31, 2015 to 517 at March 31, 2016 and our total headcount increased by 8.9% from 785 at March 31, 2015 to 855 at March 31, 2016.

Gains on Equipment Transactions.  In the three months ended March 31, 2016 and March 31, 2015, we exchanged certain used network equipment and cash consideration for new network equipment resulting in gains of $1.9 million and $1.5 million, respectively, based upon the estimated fair value of the new network equipment less the carrying amount of the returned used network equipment and the cash paid.

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

Depreciation and Amortization Expenses. Our depreciation and amortization expense increased 1.4% for the three months ended March 31, 2016 from the three months ended March 31, 2015. The increase is primarily due to the depreciation expense associated with the increase in deployed fixed assets.

Interest Expense. Interest expense results from interest incurred on our $250.0 million of senior secured notes that we issued on February 20, 2015, $200.0 million of senior unsecured notes that we issued on April 9, 2014, $240.0 million of senior secured notes that we issued in August 2013 and January 2011 and redeemed in March 2015 and interest on our capital lease obligations. Our interest expense decreased by 11.0% due to the March 2015 redemption of our $240 million of 8.375% senior secured notes that carried a higher interest rate than our $250.0 million of 5.375% senior secured notes that we issued in February 2015. Additionally, in March 2015 we elected to terminate $29.9 million of capital lease obligations in Spain with a vendor reducing our interest expense on our capital leases.

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

Income Tax Provision.  Our income tax provision was $2.4 million for the three months ended March 31, 2016 and $0.9 million for the three months ended March 31, 2015. The increase in our income tax provision was related to an increase in deferred income tax expense from an increase in income before taxes in the United States.

Buildings On-net. As of March 31, 2016 and 2015, we had a total of 2,271 and 2,155 on-net buildings connected to our network, respectively.

Liquidity and Capital Resources

In assessing our liquidity, management reviews and analyzes our current cash balances, accounts receivable, accounts payable, accrued liabilities, capital expenditure commitments, and required capital lease and debt payments and other obligations.

Cash Flows

The following table sets forth our consolidated cash flows.

	Three months ended March 31,
(in thousands)	2016	2015
Net cash provided by operating activities	$27,557	$18,372
Net cash used in investing activities	(15,034)	(12,916)
Net cash used in financing activities	(21,518)	(30,261)
Effect of exchange rates on cash	1,454	(2,935)
Net decrease in cash and cash equivalents during period	$(7,541)	$(27,740)

Net Cash Provided by Operating Activities.  Our primary sources of operating cash are receipts from our customers who are billed on a monthly basis for our services. Our primary uses of operating cash are payments made to our vendors, employees and interest payments made to our capital lease vendors and our note holders. Our changes in cash provided by operating activities are primarily due to changes in our operating profit and changes in our interest payments. Cash provided by operating activities for the three months ended March 31, 2016 and 2015 includes interest payments on our note obligations of $6.7 million and $10.1 million, respectively.

Net Cash Used In Investing Activities.  Our primary use of cash for investing activities is for purchases of property and equipment. Purchases of property and equipment were $15.0 million and $12.9 million for the three months ended March 31, 2016 and 2015, respectively. The changes in purchases of property and equipment are primarily due to the timing and scope of our network expansion activities including geographic expansion and adding buildings to our network.

Net Cash Used In Financing Activities.  Our primary uses of cash for financing activities are for principal payments under our capital lease obligations and our installment payment agreement, dividend payments, stock purchases and in the three months ended March 31, 2015 we redeemed our $240.0 million senior secured notes for a payment of $251.3 million.  During the three months ended March 31, 2015 we paid $8.1 million for purchases of our common stock. There were no purchases of our common stock in the three months ended March 31, 2016.  Principal payments under our capital lease were $3.4 million and $3.7 million for the three months ended March 31, 2016 and 2015, respectively.  During the three months ended March 31, 2016 and 2015 we paid $16.2 million and $16.0 million, respectively, for our quarterly dividend payments. During the three months ended March 31, 2015 we received net proceeds of $248.7 million from the issuance of our $250.0 million senior secured notes.

Cash Position and Indebtedness

Our total indebtedness at March 31, 2016 was $606.0 million and our total cash and cash equivalents were $196.1 million. Our total indebtedness at March 31, 2016 includes $137.0 million of capital lease obligations for dark fiber under long term IRU agreements.

Summarized Financial Information of Holdings

Holdings is an unrestricted subsidiary as defined under the indentures governing our 2021 Notes and our 2022 Notes and Holdings is also a guarantor under these notes.  Under the indentures we are required to disclose financial information of Holdings including its assets, liabilities and its operating results (“Holdings Financial Information”).  The Holdings Financial Information as of and for the three months ended March 31, 2016 is detailed below (in thousands).

March 31, 2016
(Unaudited)
Cash and cash equivalents	$838
Total assets	$838

Investment from subsidiaries	$149,441
Common stock	45
Retained deficit	(148,648)
Total equity	$838

Three Months Ended March 31, 2016
(Unaudited)
Equity-based compensation expense	2,426
Net loss	$(2,426)

Common Stock Buyback Program

Our Board of Directors has approved purchases of our common stock under a buyback program (the “Buyback Program”).  We purchased approximately 0.2 million shares for $8.1 million during the three months ended March 31, 2015. There were no purchases of our common stock in the three months ended March 31, 2016.  As of March 31, 2016 there was a total of $47.8 million available under the Buyback Program through December 31, 2016.

Dividends on Common Stock and Return of Capital Program

Dividends are recorded as a reduction to retained earnings. Dividends on unvested restricted shares of common stock are paid as the awards vest. Our initial quarterly dividend payment was made in the third quarter of 2012. On May 4, 2016, our Board of Directors approved the payment of our quarterly dividend of $0.37 per common share. The dividend for the second quarter of 2016 will be paid to holders of record on May 20, 2016. This estimated $16.4 million dividend payment is expected to be made on June 7, 2016.

In addition to our regular quarterly dividends, in 2013, our Board of Directors approved an additional return of capital program (the “Capital Program”). Under the Capital Program we plan on returning additional capital to our shareholders each quarter through either stock buybacks or a special dividend or a combination of stock buybacks and a special dividend. The aggregate payment under the Capital Program initially was a minimum of $10.0 million each quarter and was increased to be a minimum of $12.0 million each quarter. Amounts paid under the Capital Program are in addition to our regular quarterly dividend payments.

The payment of any future dividends and any other returns of capital, including stock buybacks and our Capital Program, will be at the discretion of our Board of Directors and may be reduced, eliminated or increased and will be dependent upon our financial position, results of operations, available cash, cash flow, capital requirements, limitations under our debt indentures and other factors deemed relevant by the our Board of Directors. We are a Delaware Corporation and under the General Corporate Law of the State of Delaware distributions may be restricted including a restriction that distributions, including stock purchases and dividends, do not result in an impairment of a corporation’s capital, as defined under Delaware Law. The indentures governing our notes limit our ability to return cash to our stockholders. Consequently, on November 2, 2015, our Board of Directors suspended the $12.0 million quarterly minimum payment under the Capital Program. As our cash flow increases the indenture covenants permit additional distributions to stockholders. See Note 3 of our interim condensed consolidated financial for additional discussion of limitations on distributions including under the Capital Program.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments included in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2015.

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

Critical Accounting Policies and Significant Estimates

Management believes that as of March 31, 2016, there have been no material changes to our critical accounting policies and significant estimates from those listed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2015.

Recent Accounting Pronouncements

Recent Accounting Pronouncements—to be Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases. The ASU will replace most existing accounting for lease guidance when it becomes effective. The new standard is effective for us beginning on January 1, 2019. Early application is permitted. The standard must be adopted using the modified retrospective approach. The standard will require us to record a right to use asset and a lease liability for most of our leases including our leases currently treated as operating leases. We are evaluating the effect that ASU 2016-02 will have on our consolidated financial statements and related disclosures.

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

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management believes that as of March 31, 2016, there have been no material changes to our exposures to market risk from those disclosed in Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” of our annual report on Form 10-K for the year ended December 31, 2015.

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

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Board of Directors has authorized a plan to permit the repurchase of our common stock in negotiated and open market transactions through December 31, 2016. We may purchase shares from time to time depending on market, economic, and other factors.. There were no purchases of our common stock repurchases during the first quarter of 2016 and as of March 31, 2016 there was $47.8 million remaining under the authorization.

ITEM 6.                EXHIBITS.

(a) Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer (furnished herewith)
32.2	Certification of Chief Financial Officer (furnished herewith)
101.1

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 5, 2016	COGENT COMMUNICATIONS HOLDINGS, INC.

	By:	/s/ David Schaeffer
		Name:	David Schaeffer
		Title:	Chairman of the Board and Chief Executive Officer

Date: May 5, 2016	By:	/s/ Thaddeus G. Weed
		Name:	Thaddeus G. Weed
		Title:	Chief Financial Officer (Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description
31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer (furnished herewith)
32.2	Certification of Chief Financial Officer (furnished herewith)
101.1

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31 2016, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (filed herewith).