Form 10-Q
period 2016-06-30
COGENT COMMUNICATIONS HOLDINGS, INC.
filed 2016-08-04
CIK 1158324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

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

Common Stock, $.001 par value 45,574,678 Shares Outstanding as of July 31, 2016

INDEX

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Condensed Consolidated Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets of Cogent Communications Holdings, Inc., and Subsidiaries as of June 30, 2016 (Unaudited) and December 31, 2015	3
	Condensed Consolidated Statements of Comprehensive Income of Cogent Communications Holdings, Inc., and Subsidiaries for the Three Months Ended June 30, 2016 and June 30, 2015 (Unaudited)	4
	Condensed Consolidated Statements of Comprehensive Income of Cogent Communications Holdings, Inc., and Subsidiaries for the Six Months Ended June 30, 2016 and June 30, 2015 (Unaudited)	5
	Condensed Consolidated Statements of Cash Flows of Cogent Communications Holdings, Inc., and Subsidiaries for the Six Months Ended June 30, 2016 and June 30, 2015 (Unaudited)	6
	Notes to Interim Condensed Consolidated Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4.	Controls and Procedures	19

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 6.	Exhibits	20
SIGNATURES		21
CERTIFICATIONS

PART I FINANCIAL INFORMATION

ITEM 1.                                              FINANCIAL STATEMENTS

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2016 AND DECEMBER 31, 2015

(IN THOUSANDS, EXCEPT SHARE DATA)

	June 30, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$154,967	$203,591
Accounts receivable, net of allowance for doubtful accounts of $1,102 and $1,757, respectively	32,379	30,718
Prepaid expenses and other current assets	20,701	17,030
Total current assets	208,047	251,339
Property and equipment, net	370,573	360,136
Deferred tax assets - noncurrent	39,548	45,142
Deposits and other assets - $131 and $355 restricted, respectively	8,210	6,199
Total assets	$626,378	$662,816

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$16,293	$12,401
Accrued and other current liabilities	43,502	38,355
Installment payment agreement, current portion, net of discount of $678	—	11,901
Current maturities, capital lease obligations	6,086	6,247
Total current liabilities	65,881	68,904
Senior secured 2022 notes, net of unamortized debt costs of $1,165 and $1,252, respectively	248,835	248,748
Senior unsecured 2021 notes, net of unamortized debt costs of $2,835 and $3,305, respectively	186,390	196,695
Capital lease obligations, net of current maturities	129,933	129,763
Other long term liabilities	24,728	30,977
Total liabilities	655,767	675,087
Commitments and contingencies:
Stockholders’ equity:
Common stock, $0.001 par value; 75,000,000 shares authorized; 45,565,303 and 45,198,718 shares issued and outstanding, respectively	45	45
Additional paid-in capital	440,200	434,161
Accumulated other comprehensive income — foreign currency translation	(12,586)	(14,693)
Accumulated deficit	(457,048)	(431,784)
Total stockholders’ deficit	(29,389)	(12,271)
Total liabilities and stockholders’ deficit	$626,378	$662,816

The accompanying notes are an integral part of these condensed consolidated balance sheets.

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2016 AND JUNE 30, 2015

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015
	(Unaudited)	(Unaudited)
Service revenue	$109,955	$98,799
Operating expenses:
Network operations (including $145 and $160 of equity-based compensation expense, respectively, exclusive of depreciation and amortization shown separately below)	47,872	42,412
Selling, general, and administrative (including $2,542 and $2,938 of equity-based compensation expense, respectively)	29,820	28,925
Depreciation and amortization	18,604	17,371
Total operating expenses	96,296	88,708
Losses on debt purchases and installment loan repayment	(587)	—
Gains on equipment transactions	4,439	719
Operating income	17,511	10,810
Interest income and other, net	335	417
Interest expense	(10,243)	(9,692)
Income before income taxes	7,603	1,535
Income tax provision	(3,379)	(695)
Net income	$4,224	$840

Comprehensive income:
Net income	$4,224	$840
Foreign currency translation adjustment	(1,967)	1,683
Comprehensive income	$2,257	$2,523

Net income per common share:
Basic and diluted net income per common share	$0.09	$0.02

Dividends declared per common share	$0.37	$0.42

Weighted-average common shares - basic	44,491,899	44,774,831

Weighted-average common shares - diluted	44,705,037	45,054,507

The accompanying notes are an integral part of these condensed consolidated statements.

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND JUNE 30, 2015

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
	(Unaudited)	(Unaudited)
Service revenue	$218,247	$196,041
Operating expenses:
Network operations (including $266 and $332 of equity-based compensation expense, respectively, exclusive of depreciation and amortization shown separately below)	95,149	83,491
Selling, general, and administrative (including $4,602 and $5,908 of equity-based compensation expense, respectively)	59,352	58,603
Depreciation and amortization	36,357	34,883
Total operating expenses	190,858	176,977
Losses on debt purchases and installment loan repayment	(587)	—
Gain on capital lease termination	—	10,110
Gains on equipment transactions	6,385	2,268
Loss on debt extinguishment and redemption	—	(10,144)
Operating income	33,187	21,298
Interest income and other, net	468	516
Interest expense	(20,309)	(21,000)
Income before income taxes	13,346	814
Income tax provision	(5,768)	(1,558)
Net income (loss)	$7,578	$(744)

Comprehensive income (loss):
Net income (loss)	$7,578	$(744)
Foreign currency translation adjustment	2,107	(5,713)
Comprehensive income (loss)	$9,685	$(6,457)

Net income (loss) per common share:
Basic and diluted net income (loss) per common share	$0.17	$(0.02)

Dividends declared per common share	$0.73	$0.77

Weighted-average common shares - basic	44,484,863	45,012,441

Weighted-average common shares - diluted	44,676,081	45,012,441

The accompanying notes are an integral part of these condensed consolidated statements.

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND JUNE 30, 2015

(IN THOUSANDS)

	Six months Ended June 30, 2016	Six months Ended June 30, 2015
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$7,578	$(744)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	36,357	34,883
Amortization of debt discount and premium	696	(127)
Equity-based compensation expense (net of amounts capitalized)	4,868	6,240
Losses on debt extinguishment and redemption	—	10,144
Gain on capital lease termination	—	(10,110)
Loss on debt purchases and installment loan repayment	587	—
Gains — equipment transactions and other, net	(6,480)	(1,837)
Deferred income taxes	5,633	1,475
Changes in operating assets and liabilities:
Accounts receivable	(1,445)	1,126
Prepaid expenses and other current assets	(3,435)	(3,124)
Accounts payable, accrued liabilities and other long-term liabilities	8,765	689
Deposits and other assets	(1,869)	(208)
Net cash provided by operating activities	51,255	38,407
Cash flows from investing activities:
Purchases of property and equipment	(29,294)	(23,782)
Proceeds from disposition of assets	—	82
Net cash used in investing activities	(29,294)	(23,700)
Cash flows from financing activities:
Dividends paid	(32,842)	(34,973)
Purchases of common stock	—	(27,225)
Purchases of senior unsecured 2021 notes	(10,775)	—
Net proceeds from issuance of senior secured 2022 notes	—	248,599
Redemption of senior secured 2018 notes	—	(251,280)
Proceeds from exercises of stock options	630	219
Principal payments on installment payment agreement	(21,203)	—
Principal payments of capital lease obligations	(7,304)	(10,982)
Net cash used in financing activities	(71,494)	(75,642)
Effect of exchange rates changes on cash	909	(2,361)
Net decrease in cash and cash equivalents	(48,624)	(63,296)
Cash and cash equivalents, beginning of period	203,591	287,790
Cash and cash equivalents, end of period	$154,967	$224,494
Supplemental disclosure of non-cash financing and investing activities:
Non-cash component of network equipment obtained in exchange transactions	$6,385	$4,594
PP&E obtained for installment payment agreement	—	5,597
Fair value of equipment acquired in leases	1,744	—
Capital lease obligations incurred	$6,883	$7,683

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

Financial instruments

At June 30, 2016, the carrying amount of cash and cash equivalents, accounts receivable, prepaid and other current assets, accounts payable and accrued expenses approximated fair value because of the short-term nature of these instruments. The Company measures its cash equivalents at amortized cost, which approximates fair value based upon quoted market prices (Level 1). Based upon recent trading prices (Level 2 — market approach) at June 30, 2016 the fair value of the Company’s $189.2 million senior unsecured notes was $189.2 million and the fair value of the Company’s $250.0 million senior secured notes was $249.1 million.

The Company was party to letters of credit totaling $0.1 million as of June 30, 2016. These letters of credit are secured by investments that are restricted and included in other assets.

Gross receipts taxes, universal service fund and other surcharges

Revenue recognition standards include guidance relating to taxes or surcharges assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer and may include, but are not limited to, gross receipts taxes, excise taxes, Universal Service Fund fees and certain state regulatory fees. Such charges may be presented gross or net based upon the Company’s accounting policy election. The Company records certain excise taxes and surcharges on a gross basis and includes them in its revenues and costs of network operations. Excise taxes and surcharges billed to customers and recorded on a gross basis (as service revenue and network operations expense) were $2.2 million, $4.2 million, $0.1 million and $0.1 million for the three and six months ended June 30, 2016 and June 30, 2015, respectively.

Basic and diluted net income (loss) per common share

Basic earnings per share (“EPS”) excludes dilution for common stock equivalents and is computed by dividing net income or (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock outstanding during each period, adjusted for the effect of dilutive common stock equivalents.  Shares of restricted stock are included in the computation of basic EPS as they vest and are included in diluted EPS, to the extent they are dilutive, determined using the treasury stock method. For the three and six months ended June 30, 2016 and 2015, the Company’s employees exercised options for 18,968, 28,478, 6,165 and 12,624 common shares, respectively.

The following details the determination of diluted weighted average shares:

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016
Weighted average common shares - basic	44,491,899	44,774,831	44,484,863
Dilutive effect of stock options	37,498	42,749	35,989
Dilutive effect of restricted stock	175,640	236,927	155,229
Weighted average common shares - diluted	44,705,037	45,054,507	44,676,081

The following details unvested shares of restricted common stock as well as the anti-dilutive effects of stock options and restricted stock awards outstanding:

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015

Unvested shares of restricted common stock	1,062,790	1,128,863	1,062,790	1,128,863
Anti-dilutive options for common stock	64.349	120,533	100,504	110,385
Anti-dilutive shares of restricted common stock	—	369,243	99,308	5,894

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

2. Property and equipment:

Depreciation and amortization expense related to property and equipment and capital leases was $18.6 million, $36.4 million, $17.4 million and $34.8 million for the three and six months ended June 30, 2016 and 2015, respectively. The Company capitalized salaries and related benefits of employees working directly on the construction and build-out of its network of $2.6 million, $4.4 million, $2.1 million and $4.3 million for the three and six months ended June 30, 2016 and 2015, respectively.

Exchange agreement

In the three and six months ended June 30, 2016 and 2015, the Company exchanged certain used network equipment and cash consideration for new network equipment. The fair value of the equipment received was estimated to be $7.4 million, $12.5 million, $1.7 million and $8.3 million, respectively.  After considering the cash component the transactions resulted in gains of $4.4 million, $6.4 million, $0.7 million and $2.3 million respectively. The estimated fair value of the equipment received was based upon the cash consideration price the Company pays for the new network equipment on a standalone basis (Level 3).

Purchase and installment payment agreements

In January 2015, the Company entered into a purchase agreement with a vendor. Under the purchase agreement the Company was required to purchase a total of $28.9 million of network equipment during the eighteen month term.  As of June 30, 2016, the Company completed the purchases required under the purchase agreement. In March 2015, the Company entered into an installment payment agreement (“IPA”) with this vendor.  Under the IPA the Company was able to purchase up to $25.0 million of network equipment in exchange for interest free note obligations each with a twenty-four month term.  There were no payments under each note obligation for the first six months followed by eighteen equal installment payments for the remaining eighteen month term. As of December 31, 2015 there was $21.2 million of note obligations outstanding under the IPA, secured by the related equipment.  The Company recorded the net present value of the note obligation utilizing an imputed interest rate.  The resulting discount of $0.8 million as of December 31, 2015 was amortized over the note term using the effective interest rate method. In June 2016, the Company elected to repay the outstanding $17.1 million principal balance of the IPA prior to its maturity resulting in a loss of $0.4 million from the remaining unamortized discount.

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

3. Long-term debt:

Senior unsecured notes- $200.0 million

Group is obligor on $189.2 million (originally $200.0 million) of 5.625% Senior Notes due 2021 (the “2021 Notes”).  The 2021 Notes were sold in private offerings for resale to qualified institutional buyers pursuant to SEC Rule 144A.  Holdings provided a guarantee of the 2021 Notes but Holdings is not subject to the covenants under the indenture.

In the second quarter of 2016, the Company paid $10.9 million for the purchase of $10.8 million of par value and accrued interest on its 2021 Notes reducing the principal amount to $189.2 million and resulting in a loss of $0.2 million.  The loss resulted from the write off of the remaining unamortized debt issuance costs related to the purchased notes.

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

Limitations under the indentures

The indentures governing the 2022 and 2021 Notes, among other things, limits the Company’s ability to incur indebtedness; to pay dividends or make other distributions; to make certain investments and other restricted payments; to create liens; consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; to incur restrictions on the ability of a subsidiary to pay dividends or make other payments; and to enter into certain transactions with its affiliates. Limitations on the ability to incur additional indebtedness (excluding IRU agreements incurred in the normal course of business) include a restriction on incurring additional indebtedness if the Company’s consolidated leverage ratio, as defined in the indentures, is greater than 5.0. The indentures prohibit certain payments, such as dividends and stock purchases, when the Company’s consolidated leverage ratio, as defined by the indentures, is greater than 4.25. A limited amount of such unrestricted payments is permitted notwithstanding this prohibition. As of June 30, 2016, $11.2 million was available for such unrestricted payments. This amount may be increased by the Company’s consolidated cash flow, as defined in the indentures, as long as the Company’s consolidated leverage ratio is less than 4.25. The Company’s consolidated leverage ratio is currently below 4.25 as of June 30, 2016, and as a result, an additional $154.5 million is available for permitted investments including dividends and stock purchases.

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

4. Commitments and contingencies:

Current and potential litigation

In accordance with the accounting guidance for contingencies, the Company accrues its estimate of a contingent liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Where it is probable that a liability has been incurred and there is a range of expected loss for which no amount in the range is more likely than any other amount, the Company accrues at the low end of the range. The Company reviews its accruals at least quarterly and adjusts them to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular matter. The Company has taken certain positions related to its obligations for leased circuit and dark fiber obligations for which it is reasonably possible could result in a loss of up to $2.5 million in excess of the amount accrued at June 30, 2016.

In December 2011, certain former sales employees of the Company filed a collective action against the Company in the United States District Court, Southern District of Texas, Houston Division alleging misclassification of the Company’s sales employees throughout the United States in violation of the Fair Labor Standards Act. The lawsuit sought to recover pay for allegedly unpaid overtime and other damages, including attorney’s fees. In March 2014, the judge de-certified the collective action. Each of the former employees that opted-in to the collective action retained the right to file an individual action. Approximately 70 former employees did so. The Company has settled a number of the cases that were filed and made the required settlement payments. Currently, only one case in California remains (Ambrosia v. Cogent Communications, Inc. in the U. S. District Court for the Northern District of California). On January 4, 2016, the judge provisionally certified a class and collective action related to the employees in California. The Company denies the claims and believes that the claims for unpaid overtime are without merit. The Company believes its classification of sales employees is in compliance with applicable law.

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

5. Income taxes:

The components of income (loss) before income taxes consist of the following (in thousands):

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015

Domestic	$13,230	$6,078	$24,618	$903
Foreign	(5,627)	(4,543)	(11,272)	(89)
Total	$7,603	$1,535	$13,346	$814

6. Common stock buyback program:

The Company’s Board of Directors has approved purchases of the Company’s common stock under a buyback program (the “Buyback Program”) through December 31, 2016.  At June 30, 2016, there was approximately $47.8 million remaining for purchases under the Buyback Program.  During the three and six months ended June 30, 2015 the Company purchased 0.6 million and 0.8 million shares of its common stock for $19.1 million and $27.2 million, respectively.  There were no purchases of common stock during the three and six months ended June 30, 2016.

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

On August 3, 2016, the Company’s Board of Directors approved the payment of our quarterly dividend of $0.38 per common share. The dividend for the third quarter of 2016 will be paid to holders of record on August 19, 2016. This estimated $16.9 million dividend payment is expected to be made on September 9, 2016.

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

8. Incentive award plan:

The Company has an award plan, the 2004 Incentive Award Plan, as amended (the “Award Plan”), under which grants of stock and options are made.  In May 2016 the Company granted 73,450 restricted shares under the Award Plan with a grant date fair value of $2.9 million that are subject to certain performance conditions based upon the Company’s operating metrics and will be recognized as equity-based compensation expense on a straight line basis over the service period. In the second quarter of 2016, the Company also granted 247,180 restricted shares to certain of its employees that will vest on a quarterly basis in 2019 and over a four year period.  These restricted shares had a grant date fair value of $9.6 million and will be recognized as equity-based compensation expense on a straight line basis over the service period.

9. Related party transactions:

Office leases

The Company’s headquarters was located in an office building owned by Niobium LLC (a successor to 6715 Kenilworth Avenue Partnership). The two owners of Niobium LLC are the Company’s Chief Executive Officer, David Schaeffer, who has a 51% interest in Niobium LLC and his wife who has a 49% interest. The lease was scheduled to end on August 31, 2016 and was cancellable by the Company upon 60 days’ notice. The Company terminated the lease effective as of May 10, 2015. In April 2015, the Company entered into a new lease agreement for its headquarters building with Sodium LLC whose two owners are the Company’s Chief Executive Officer, who has a 51% interest in Sodium LLC and his wife who has a 49% interest. The Company moved into the new headquarters building in May 2015. The fixed annual rent for the new headquarters building is $1.0 million per year plus an allocation of taxes and utilities. The lease term is for five years and is cancellable by the Company upon 60 days’ notice. The Company’s audit committee reviews and approves all transactions with related parties. The Company paid $0.5 million, $0.9 million, $0.3 million and $0.4 million in the three and six months ended June 30, 2016 and 2015, respectively, for rent and related costs (including taxes and utilities) to these lessors for these leases.

10. Segment information:

The Company operates as one operating segment. The Company’s service revenue and long lived assets by geographic region are as follows (in thousands):

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Revenues
North America	$91,429	$81,194	$181,482	$160,831
Europe	18,526	17,605	36,765	35,210
Total	$109,955	$98,799	$218,247	$196,041

	June 30, 2016	December 31, 2015
Long lived assets, net
North America	$291,236	$285,187
Europe	79,364	74,976
Total	$370,600	$360,163

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

Our network is comprised of in-building riser facilities, metropolitan optical fiber networks, metropolitan traffic aggregation points and inter-city transport facilities. Our network is physically connected entirely through our facilities to 2,297 buildings in which we provide our on-net services, including 1,560 multi-tenant office buildings. We also provide on-net services in carrier-neutral data centers, Cogent controlled data centers and single-tenant office buildings. We operate 51 Cogent controlled data centers totaling 565,000 square feet. Because of our integrated network architecture, we are not dependent on local telephone companies or cable companies to serve our on-net customers. We emphasize the sale of our on-net services because we believe we have a competitive advantage in providing these services and these services generate gross profit margins that are greater than the gross profit margins of our off-net services.

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

Due to our strategic design of network assets and equipment, we believe we are well positioned to grow our revenue base. We continue to purchase and deploy network equipment to parts of our network to maximize the utilization of our assets and to expand and increase the capacity of our network. Our future capital expenditures will be based primarily on the expansion of our network, the addition of on-net buildings, augmenting the capacity on existing network segments and the maintenance of our network. We plan to continue to expand our network and to increase the number of on-net buildings we serve including multi-tenant office buildings, carrier neutral data centers and Cogent controlled data centers. Many factors can affect our ability to add buildings to our network. These factors include the willingness of building owners to grant us access rights, the availability of optical fiber networks to serve those buildings, the cost to connect buildings to our network and equipment availability.

Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015

The following summary table presents a comparison of our results of operations with respect to certain key financial measures. The comparisons illustrated in the table are discussed in greater detail below.

	Three months ended June 30,		Percent
	2016	2015	Change
	(in thousands)
Service revenue	$109,955	$98,799	11.3%
On-net revenue	79,539	72,010	10.5%
Off-net revenue	30,149	26,522	13.7%
Network operations expenses (1)	47,872	42,412	12.9%
Selling, general, and administrative expenses (2)	29,820	28,925	3.1%
Gains on equipment transactions	4,439	719	517.4%
Depreciation and amortization expenses	18,604	17,371	7.1%
Interest expense	10,243	9,692	5.7%
Income tax provision	3,379	695	386.2%

(1)         Includes equity-based compensation expenses of $145 and $160 in the three months ended June 30, 2016 and 2015, respectively.

(2)         Includes equity-based compensation expenses of $2,542 and $2,939 in the three months ended June 30, 2016 and 2015, respectively.

	Three Months Ended June 30,		Percent
	2016	2015	Change
Other Operating Data
Average Revenue Per Unit (ARPU)
ARPU—on net	$550	$580	(5.3)%
ARPU—off-net	$1,286	$1,365	(5.8)%
Average Price per Megabit — installed base	$1.36	$1.63	(16.6)%
Customer Connections—end of period
On-net	49,243	42,002	17.2%
Off-net	7,971	6,583	21.1%

Service Revenue. Our service revenue increased 11.3% for the three months ended June 30, 2016 from the three months ended June 30, 2015. The impact of exchange rates resulted in an increase of revenues for the three months ended June 30, 2016 of approximately $0.2 million.  All foreign currency comparisons herein reflect our second quarter 2016 results translated at the average foreign currency exchange rates for the second quarter of 2015.  Revenue recognition standards include guidance relating to any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, gross receipts taxes, Universal Service Fund fees and certain state regulatory fees. We record these taxes billed to our customers on a gross basis (as service revenue and network operations expense) in our consolidated statements of operations. The impact of these taxes including the Universal Service Fund resulted in an increase of our revenues for the three months ended June 30, 2016 of approximately $2.1 million.

Revenues from our corporate and net centric customers represented 60.5% and 39.5% of total service revenue, respectively, for the three months ended June 30, 2016 and represented 57.8% and 42.2% of total service revenue, respectively, for the three months ended June 30, 2015.  Revenues from corporate customers increased 16.5% to $66.5 million for the three months ended June 30, 2016 from $57.1 million for the three months ended June 30, 2015.  Revenues from our net-centric customers increased by 4.1% to $43.4 million for the three months ended June 30, 2016 from $41.7 million for the three months ended June 30, 2015.

Our on-net revenues increased 10.5% for the three months ended June 30, 2016 from the three months ended June 30, 2015. We increased the number of our on-net customer connections by 17.2% at June 30, 2016 from June 30, 2015. On-net customer connections increased at a greater rate than on-net revenues primarily due to the 5.3% decline in our on-net ARPU, primarily from a decline in ARPU for our net centric customers.  ARPU is determined by dividing revenue for the period by the average customer connections for that period. Our average price per megabit for our installed base of customers is determined by dividing the aggregate monthly recurring fixed charges for those customers by the aggregate committed data rate for the same customers. The decline in on-net ARPU is partly attributed to volume and term based pricing discounts. Additionally, on-net customers who cancel their service from our installed base of customers, in general, have an ARPU that is greater than the ARPU for our new customers due to declining prices primarily for our on-net services sold to our net-centric customers. These trends resulted in the reduction to our on-net ARPU and a 16.6% decline in our average price per megabit for our installed base of customers.

Our off-net revenues increased 13.7% for the three months ended June 30, 2016 from the three months ended June 30, 2015.  Our off-net revenues increased as we increased the number of our off-net customer connections by 21.1% at June 30, 2016 from June 30, 2015. Our off-net customer connections, which are primarily corporate customer connections, increased at a greater rate than our off-net revenue primarily due to the 5.8% decrease in our off-net ARPU.

Network Operations Expenses. Network operations expenses include the costs of personnel associated with service delivery, network management and customer support, network facilities costs, fiber and equipment maintenance fees, leased circuit costs, access and facilities fees paid to building owners and excise taxes billed to our customers and recorded on a gross basis. Non-cash equity-based compensation expense is included in network operations expenses consistent with the classification of the employee’s salary and other compensation. Our network operations expenses, including non-cash equity-based compensation expense, increased 12.9% for the three months ended June 30, 2016 from the three months ended June 30, 2015. The increase is primarily attributable to an increase in costs related to our network and facilities expansion activities including the expansion of Cogent controlled data centers, a $2.1 million increase in taxes billed to our customers recorded on a gross basis (in service revenue and cost of network operations expense) and the increase in our off-net revenues. When we provide off-net services we also assume the cost of the associated tail circuits.

Selling, General, and Administrative (“SG&A”) Expenses. Our SG&A expenses, including non-cash equity-based compensation expense, increased 3.1% for the three months ended June 30, 2016 from the three months ended June 30, 2015. Non-cash equity-based compensation expense is included in SG&A expenses consistent with the classification of the employee’s salary and other compensation and was $2.5 million for the three months ended June 30, 2016 and $2.9 million for the three months ended June 30, 2015. SG&A expenses increased primarily from an increase in salaries and related costs required to support our expansion and the increase in our sales efforts and were partly offset by a $0.3 million decrease in our bad debt expense. Our sales force headcount increased by 11.9% from 464 at June 30, 2015 to 519 at June 30, 2016 and our total headcount increased by 6.9% from 799 at June 30, 2015 to 854 at June 30, 2016.

Gains on Equipment Transactions.  In the three months ended June 30, 2016 and June 30, 2015, we exchanged certain used network equipment and cash consideration for new network equipment resulting in gains of $4.4 million and $0.7 million, respectively, based upon the estimated fair value of the new network equipment less the carrying amount of the returned used network equipment and the cash paid.

Depreciation and Amortization Expenses. Our depreciation and amortization expense increased 7.1% for the three months ended June 30, 2016 from the three months ended June 30, 2015. The increase is primarily due to the depreciation expense associated with the increase in deployed fixed assets.

Interest Expense. Interest expense results from interest incurred on our $250.0 million of senior secured notes that we issued on February 20, 2015, $200.0 million of senior unsecured notes that we issued on April 9, 2014, interest on our installment payment agreement that we entered into in March 2015 and interest on our capital lease obligations. Our interest expense increased by 5.7% primarily due to the issuance of our $250.0 million senior secured notes and from the use of our installment payment agreement. In the second quarter of 2016, we paid $10.9 million for the purchase of $10.8 million of par value and accrued interest of our $200.0 million senior unsecured notes reducing the principal to $189.2 million and resulting in a loss of $0.2 million.  The loss resulted from the write off of the remaining unamortized debt issuance costs related to the purchased notes. In June 2016, we elected to repay the outstanding $17.1 million principal balance of the installment payment agreement prior to its maturity resulting in a loss of $0.4 million from the remaining unamortized discount.

Income Tax Provision.  Our income tax provision was $3.4 million for the three months ended June 30, 2016 and $0.7 million for the three months ended June 30, 2015. The increase in our income tax provision was related to an increase in deferred income tax expense from an increase in income before taxes in the United States.

Buildings On-net. As of June 30, 2016 and 2015, we had a total of 2,297 and 2,191 on-net buildings connected to our network, respectively.

Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015

The following summary table presents a comparison of our results of operations with respect to certain key financial measures. The comparisons illustrated in the table are discussed in greater detail below.

	Six months ended June 30,		Percent
	2016	2015	Change
	(in thousands)
Service revenue	$218,247	$196,041	11.3%
On-net revenue	158,244	143,244	10.5%
Off-net revenue	59,506	52,252	13.9%
Network operations expenses (1)	95,149	83,491	14.0%
Selling, general, and administrative expenses (2)	59,352	58,603	1.3%
Gains on equipment transactions	6,385	2,268	181.5%
Gain on lease termination	—	10,110	NM
Depreciation and amortization expenses	36,357	34,883	4.2%
Interest expense	20,309	21,000	(3.3)%
Loss on debt extinguishment and redemption	—	10,144	NM
Income tax provision	5,768	1,558	270.2%

(1)         Includes equity-based compensation expenses of $266 and $332 in the six months ended June 30, 2016 and 2015, respectively.

(2)         Includes equity-based compensation expenses of $4,602 and $5,908 in the six months ended June 30, 2016 and 2015, respectively.

NM — not meaningful

	Six Months Ended June 30,		Percent
	2016	2015	Change
Other Operating Data
Average Revenue Per Unit (ARPU)
ARPU—on net	$557	$584	(4.6)%
ARPU—off-net	$1,301	$1,376	(5.5)%
Average Price per Megabit — installed base	$1.41	$1.68	(15.7)%
Customer Connections—end of period
On-net	49,243	42,002	17.2%
Off-net	7,971	6,583	21.1%

Service Revenue. Our service revenue increased 11.3% for the six months ended June 30, 2016 from the six months ended June 30, 2015. The impact of exchange rates resulted in a decrease of revenues for the six months ended June 30, 2016 of approximately $0.7 million.  All foreign currency comparisons herein reflect our results for the six months ended June 30, 2016 translated at the average foreign currency exchange rates for the six months ended June 30, 2015.  Revenue recognition standards include guidance relating to any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, gross receipts taxes, Universal Service Fund fees and certain state regulatory fees. We record these taxes billed to our customers on a gross basis (as service revenue and network operations expense) in our consolidated statements of operations. The impact of these taxes including the Universal Service Fund resulted in an increase of our revenues for the six months ended June 30, 2016 of approximately $4.0 million.

Revenues from our corporate and net centric customers represented 60.1% and 39.9% of total service revenue, respectively, for the six months ended June 30, 2016 and represented 57.3% and 42.7% of total service revenue, respectively, for the six months ended June 30, 2015.  Revenues from corporate customers increased 16.9% to $131.2 million for the six months ended June 30, 2016 from $112.2 million for the six months ended June 30, 2015.  Revenues from our net-centric customers increased by 3.9% to $87.1 million for the six months ended June 30, 2016 from $83.8 million for the six months ended June 30, 2015.  The negative impact of foreign exchange had a more significant impact on our net-centric revenues.

Our on-net revenues increased 10.5% for the six months ended June 30, 2016 from the six months ended June 30, 2015. We increased the number of our on-net customer connections by 17.2% at June 30, 2016 from June 30, 2015. On-net customer connections increased at a greater rate than on-net revenues primarily due to the 4.6% decline in our on-net ARPU, primarily from a decline in ARPU for our net centric customers and from the negative impact of foreign exchange. ARPU is determined by dividing revenue for the period by the average customer connections for that period. Our average price per megabit for our installed base of customers is determined by dividing the aggregate monthly recurring fixed charges for those customers by the aggregate committed data rate for the same customers. The decline in on-net ARPU is partly attributed to volume and term based pricing discounts. Additionally, on-net customers who cancel their service from our installed base of customers, in general, have an ARPU that is greater than the ARPU for our new customers due to declining prices primarily for our on-net services sold to our net-centric customers. These trends resulted in the reduction to our on-net ARPU and a 15.7% decline in our average price per megabit for our installed base of customers.

Our off-net revenues increased 13.9% for the six months ended June 30, 2016 from the six months ended June 30, 2015.  Our off-net revenues increased as we increased the number of our off-net customer connections by 21.1% at June 30, 2016 from June 30, 2015. Our off-net customer connections, which are primarily corporate customer connections, increased at a greater rate than our off-net revenue primarily due to the 5.5% decrease in our off-net ARPU.

Network Operations Expenses. Network operations expenses include the costs of personnel associated with service delivery, network management and customer support, network facilities costs, fiber and equipment maintenance fees, leased circuit costs, access and facilities fees paid to building owners and excise taxes billed to our customers and recorded on a gross basis. Non-cash equity-based compensation expense is included in network operations expenses consistent with the classification of the employee’s salary and other compensation. Our network operations expenses, including non-cash equity-based compensation expense, increased 14.0% for the six months ended June 30, 2016 from the six months ended June 30, 2015. The increase is primarily attributable to an increase in costs related to our network and facilities expansion activities including the expansion of Cogent controlled data centers, a $4.0 million increase in taxes billed to our customers recorded on a gross basis (in service revenue and cost of network operations expense) and the increase in our off-net revenues. When we provide off-net services we also assume the cost of the associated tail circuits.

Selling, General, and Administrative (“SG&A”) Expenses. Our SG&A expenses, including non-cash equity-based compensation expense, increased 1.3% for the six months ended June 30, 2016 from the six months ended June 30, 2015. Non-cash equity-based compensation expense is included in SG&A expenses consistent with the classification of the employee’s salary and other compensation and was $4.6 million for the six months ended June 30, 2016 and $5.9 million for the six months ended June 30, 2015. SG&A expenses increased primarily from an increase in salaries and related costs required to support our expansion and the increase in our sales efforts and were partly offset by a $1.0 million decrease in our legal and economic analysis fees primarily associated with U.S. net neutrality and interconnection regulatory matters, a $1.4 million reduction in non-cash equity based compensation expense and a $0.9 million decrease in our bad debt expense. Our sales force headcount increased by 11.9% from 464 at June 30, 2015 to 519 at June 30, 2016 and our total headcount increased by 6.9% from 799 at June 30, 2015 to 854 at June 30, 2016.

Gains on Equipment Transactions.  In the six months ended June 30, 2016 and June 30, 2015, we exchanged certain used network equipment and cash consideration for new network equipment resulting in gains of $6.4 million and $2.3 million, respectively, based upon the estimated fair value of the new network equipment less the carrying amount of the returned used network equipment and the cash paid.

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

Depreciation and Amortization Expenses. Our depreciation and amortization expense increased 4.2% for the six months ended June 30, 2016 from the six months ended June 30, 2015. The increase is primarily due to the depreciation expense associated with the increase in deployed fixed assets.

Interest Expense. Interest expense results from interest incurred on our $250.0 million of senior secured notes that we issued on February 20, 2015, $200.0 million of senior unsecured notes that we issued on April 9, 2014, $240.0 million of senior secured notes that we issued in August 2013 and January 2011 and redeemed in March 2015, interest on our installment payment agreement that we entered into in March 2015 and interest on our capital lease obligations. Our interest expense decreased by 3.3% primarily due to the March 2015 redemption of our $240 million of 8.375% senior secured notes that carried a higher interest rate than our $250.0 million of 5.375% senior secured notes that we issued in February 2015. Additionally, in March 2015 we elected to terminate $29.9 million of capital lease obligations in Spain with a vendor reducing our interest expense on our capital leases.

In the second quarter of 2016, we paid $10.9 million for the purchase of $10.8 million of par value and accrued interest of our $200.0 million senior unsecured notes reducing the principal to $189.2 million and resulting in a loss of $0.2 million.  The loss resulted from the write off of the remaining unamortized debt issuance costs related to the purchased notes. In June 2016, we elected to repay the outstanding $17.1 million principal balance of the installment payment agreement before its maturity date resulting in a loss of $0.4 million from the remaining unamortized discount.

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

Income Tax Provision.  Our income tax provision was $5.8 million for the six months ended June 30, 2016 and $1.6 million for the six months ended June 30, 2015. The increase in our income tax provision was related to an increase in deferred income tax expense from an increase in income before taxes in the United States.

Buildings On-net. As of June 30, 2016 and 2015, we had a total of 2,297 and 2,191 on-net buildings connected to our network, respectively.

Liquidity and Capital Resources

In assessing our liquidity, management reviews and analyzes our current cash balances, accounts receivable, accounts payable, accrued liabilities, capital expenditure commitments, and required capital lease and debt payments and other obligations.

Cash Flows

The following table sets forth our consolidated cash flows.

	Six months ended June 30,
(in thousands)	2016	2015
Net cash provided by operating activities	$51,255	$38,407
Net cash used in investing activities	(29,294)	(23,700)
Net cash used in financing activities	(71,494)	(75,642)
Effect of exchange rates on cash	909	(2,361)
Net decrease in cash and cash equivalents during period	$(48,624)	$(63,296)

Net Cash Provided by Operating Activities.  Our primary sources of operating cash are receipts from our customers who are billed on a monthly basis for our services. Our primary uses of operating cash are payments made to our vendors and employees and interest payments made to our capital lease vendors and our note holders. Our changes in cash provided by operating activities are primarily due to changes in our operating profit and changes in our interest payments. Cash provided by operating activities for the six months ended June 30, 2016 and 2015 includes interest payments on our note obligations of $12.3 million and $15.7 million, respectively.

Net Cash Used In Investing Activities.  Our primary use of cash for investing activities is for purchases of property and equipment. Purchases of property and equipment were $29.3 million and $23.8 million for the six months ended June 30, 2016 and 2015, respectively. The changes in purchases of property and equipment are primarily due to the timing and scope of our network expansion activities including geographic expansion and adding buildings to our network and the use of our installment payment agreement for equipment purchases.

Net Cash Used In Financing Activities.  Our primary uses of cash for financing activities are for principal payments under our capital lease obligations and our installment payment agreement, dividend payments, stock purchases and in the six months ended June 30, 2015 we redeemed our $240.0 million senior secured notes for a payment of $251.3 million.  During the six months ended June 30, 2015 we paid $27.2 million for purchases of our common stock. There were no purchases of our common stock in the six months ended June 30, 2016.  Principal payments under our capital lease were $7.3 million and $11.0 million for the six months ended June 30, 2016 and 2015, respectively.  During the six months ended June 30, 2016 and 2015 we paid $32.8 million and $35.0 million, respectively, for our quarterly dividend payments. During the six months ended June 30, 2015 we received net proceeds of $248.6 million from the issuance of our $250.0 million senior secured notes. During the six months ended June 30, 2016 we paid $10.9 million for the purchase of $10.8 million of par value and accrued interest of our $200.0 million senior unsecured notes and we elected to repay the outstanding $17.1 million principal balance of our installment payment agreement prior to its maturity date.

Cash Position and Indebtedness

Our total indebtedness at June 30, 2016 was $575.2 million and our total cash and cash equivalents were $155.0 million. Our total indebtedness at June 30, 2016 includes $136.0 million of capital lease obligations for dark fiber under long term IRU agreements.

Summarized Financial Information of Holdings

Holdings is an unrestricted subsidiary as defined under the indentures governing our 2021 Notes and our 2022 Notes and Holdings is also a guarantor under these notes.  Under the indentures we are required to disclose financial information of Holdings including its assets, liabilities and its operating results (“Holdings Financial Information”).  The Holdings Financial Information as of and for the six months ended June 30, 2016 is detailed below (in thousands).

June 30,2016
(Unaudited)
Cash and cash equivalents	$838
Total assets	$838

Investment from subsidiaries	$149,016
Common stock	45
Retained deficit	(148,223)
Total equity	$838

Six Months Ended June 30,2016
(Unaudited)
Equity-based compensation expense	5,409
Interest income	1
Net loss	$(5,408)

Common Stock Buyback Program

Our Board of Directors has approved purchases of our common stock under a buyback program (the “Buyback Program”).  We purchased approximately 0.8 million shares for $27.2 million during the six months ended June 30, 2015. There were no purchases of our common stock in the six months ended June 30, 2016.  As of June 30, 2016 there was a total of $47.8 million available under the Buyback Program through December 31, 2016.

Dividends on Common Stock and Return of Capital Program

Dividends are recorded as a reduction to retained earnings. Dividends on unvested restricted shares of common stock are paid as the awards vest. Our initial quarterly dividend payment was made in the third quarter of 2012. On August 3, 2016, our Board of Directors approved the payment of our quarterly dividend of $0.38 per common share. The dividend for the third quarter of 2016 will be paid to holders of record on August 19, 2016. This estimated $16.9 million dividend payment is expected to be made on September 9, 2016.

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

The payment of any future dividends and any other returns of capital, including stock buybacks and our Capital Program, will be at the discretion of our Board of Directors and may be reduced, eliminated or increased and will be dependent upon our financial position, results of operations, available cash, cash flow, capital requirements, limitations under our debt indentures and other factors deemed relevant by the our Board of Directors. We are a Delaware Corporation and under the General Corporate Law of the State of Delaware distributions may be restricted including a restriction that distributions, including stock purchases and dividends, do not result in an impairment of a corporation’s capital, as defined under Delaware Law. The indentures governing our notes limit our ability to return cash to our stockholders. Consequently, on November 2, 2015, our Board of Directors suspended the $12.0 million quarterly minimum payment under the Capital Program. As our cash flow increases the indenture covenants permit additional distributions to stockholders. See also Note 3 of our interim condensed consolidated financial statements.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments included in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2015 except as follows:

In the second quarter of 2016, we paid $10.9 million for the purchase of $10.8 million of par value and accrued interest of our $200.0 million senior unsecured notes.  In June 2016, we elected to repay the outstanding $17.1 million principal balance of our installment payment agreement before its maturity date.

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

Critical Accounting Policies and Significant Estimates

Management believes that as of June 30,2016, there have been no material changes to our critical accounting policies and significant estimates from those listed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2015.

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

ITEM 3.                                                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management believes that as of June 30,2016, there have been no material changes to our exposures to market risk from those disclosed in Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” of our annual report on Form 10-K for the year ended December 31, 2015.

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

As required by Rule 13a-15(b), under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), an evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our management, including our principal executive officer and our principal financial officer, concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report.

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

ITEM 2.                                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Board of Directors has authorized a plan to permit the repurchase of our common stock in negotiated and open market transactions through December 31, 2016. We may purchase shares from time to time depending on market, economic, and other factors. There were no purchases of our common stock during the second quarter of 2016 and as of June 30, 2016 there was $47.8 million remaining under the authorization.

ITEM 6.                                                EXHIBITS.

(a) Exhibits

Exhibit Number	Description
10.1

Restricted Stock Award, dated as of May 4, 2016, between the Company and David Schaeffer (previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on May 5, 2016, and incorporated herein by reference)

10.2

Form of Restricted Stock Award, dated as of May 4, 2016, between the Company and the Vice President named executive officers (previously filed as Exhibit 10.2 to our Current Report on Form 8-K, filed on May 5, 2016, and incorporated herein by reference)

31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer (furnished herewith)
32.2	Certification of Chief Financial Officer (furnished herewith)
101.1

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 4, 2016	COGENT COMMUNICATIONS HOLDINGS, INC.

	By:	/s/ David Schaeffer
		Name:	David Schaeffer
		Title:	Chief Executive Officer

Date: August 4, 2016	By:	/s/ Thaddeus G. Weed
		Name:	Thaddeus G. Weed
		Title:	Chief Financial Officer (Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description
10.1

Restricted Stock Award, dated as of May 4, 2016, between the Company and David Schaeffer (previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on May 5, 2016, and incorporated herein by reference)

10.2

Form of Restricted Stock Award, dated as of May 4, 2016, between the Company and the Vice President named executive officers (previously filed as Exhibit 10.2 to our Current Report on Form 8-K, filed on May 5, 2016, and incorporated herein by reference)

31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer (furnished herewith)
32.2	Certification of Chief Financial Officer (furnished herewith)
101.1

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (filed herewith).