Form 10-Q
period 2016-09-30
COGENT COMMUNICATIONS HOLDINGS, INC.
filed 2016-11-03
CIK 1158324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

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

Common Stock, $.001 par value 45,486,222 Shares Outstanding as of October 31, 2016

INDEX

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Condensed Consolidated Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets of Cogent Communications Holdings, Inc., and Subsidiaries as of September 30, 2016 (Unaudited) and December 31, 2015	3
	Condensed Consolidated Statements of Comprehensive Income of Cogent Communications Holdings, Inc., and Subsidiaries for the Three Months Ended September 30, 2016 and September 30, 2015 (Unaudited)	4
	Condensed Consolidated Statements of Comprehensive Income of Cogent Communications Holdings, Inc., and Subsidiaries for the Nine Months Ended September 30, 2016 and September 30, 2015 (Unaudited)	5
	Condensed Consolidated Statements of Cash Flows of Cogent Communications Holdings, Inc., and Subsidiaries for the Nine Months Ended September 30, 2016 and September 30, 2015 (Unaudited)	6
	Notes to Interim Condensed Consolidated Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4.	Controls and Procedures	19

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 6.	Exhibits	21
SIGNATURES		22
CERTIFICATIONS

PART I FINANCIAL INFORMATION

ITEM 1.                                                                                      FINANCIAL STATEMENTS

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2016 AND DECEMBER 31, 2015

(IN THOUSANDS, EXCEPT SHARE DATA)

	September 30, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$148,151	$203,591
Accounts receivable, net of allowance for doubtful accounts of $1,804 and $1,757, respectively	33,487	30,718
Prepaid expenses and other current assets	20,642	17,030
Total current assets	202,280	251,339
Property and equipment, net	370,749	360,136
Deferred tax assets - noncurrent	36,716	45,142
Deposits and other assets - $132 and $355 restricted, respectively	7,877	6,199
Total assets	$617,622	$662,816

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$13,019	$12,401
Accrued and other current liabilities	41,790	38,355
Installment payment agreement, current portion, net of discount of $106 and $678, respectively	1,028	11,901
Current maturities, capital lease obligations	6,122	6,247
Total current liabilities	61,959	68,904
Senior secured 2022 notes, net of unamortized debt costs of $1,121 and $1,252, respectively	248,879	248,748
Senior unsecured 2021 notes, net of unamortized debt costs of $2,703 and $3,305, respectively	186,522	196,695
Capital lease obligations, net of current maturities	134,229	129,763
Other long term liabilities	26,519	30,977
Total liabilities	658,108	675,087
Commitments and contingencies:
Stockholders’ equity:
Common stock, $0.001 par value; 75,000,000 shares authorized; 45,537,353 and 45,198,718 shares issued and outstanding, respectively	45	45
Additional paid-in capital	442,125	434,161
Accumulated other comprehensive income — foreign currency translation	(11,898)	(14,693)
Accumulated deficit	(470,758)	(431,784)
Total stockholders’ deficit	(40,486)	(12,271)
Total liabilities and stockholders’ deficit	$617,622	$662,816

The accompanying notes are an integral part of these condensed consolidated balance sheets.

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016 AND SEPTEMBER 30, 2015

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015
	(Unaudited)	(Unaudited)
Service revenue	$113,057	$103,017
Operating expenses:
Network operations (including $161 and $126 of equity-based compensation expense, respectively, exclusive of depreciation and amortization shown separately below)	48,827	45,182
Selling, general, and administrative (including $2,830 and $2,578 of equity-based compensation expense, respectively)	30,050	27,318
Depreciation and amortization	18,804	17,634
Total operating expenses	97,681	90,134
Gain on capital lease termination	—	1,484
Gains on equipment transactions	687	1,152
Operating income	16,063	15,519
Interest income and other, net	207	50
Interest expense	(9,891)	(10,002)
Income before income taxes	6,379	5,567
Income tax provision	(2,920)	(2,406)
Net income	$3,459	$3,161

Comprehensive income:
Net income	$3,459	$3,161
Foreign currency translation adjustment	688	228
Comprehensive income	$4,147	$3,389

Net income per common share:
Basic and diluted net income per common share	$0.08	$0.07

Dividends declared per common share	$0.38	$0.34

Weighted-average common shares - basic	44,574,583	44,474,724

Weighted-average common shares - diluted	44,776,918	44,702,127

The accompanying notes are an integral part of these condensed consolidated statements.

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND SEPTEMBER 30, 2015

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
	(Unaudited)	(Unaudited)
Service revenue	$331,304	$299,057
Operating expenses:
Network operations (including $427 and $458 of equity-based compensation expense, respectively, exclusive of depreciation and amortization shown separately below)	143,976	128,673
Selling, general, and administrative (including $7,432 and $8,486 of equity-based compensation expense, respectively)	89,403	85,922
Depreciation and amortization	55,161	52,517
Total operating expenses	288,540	267,112
Losses on debt purchases and installment loan repayment	(587)	—
Gain on capital lease terminations	—	11,593
Gains on equipment transactions	7,071	3,420
Loss on debt extinguishment and redemption	—	(10,144)
Operating income	49,248	36,814
Interest income and other, net	677	566
Interest expense	(30,200)	(31,000)
Income before income taxes	19,725	6,380
Income tax provision	(8,688)	(3,964)
Net income	$11,037	$2,416

Comprehensive income (loss):
Net income	$11,037	$2,416
Foreign currency translation adjustment	2,795	(5,485)
Comprehensive income (loss)	$13,832	$(3,069)

Net income per common share:
Basic and diluted net income per common share	$0.25	$0.05

Dividends declared per common share	$1.11	$1.11

Weighted-average common shares - basic	44,563,279	44,907,505

Weighted-average common shares - diluted	44,758,202	45,190,206

The accompanying notes are an integral part of these condensed consolidated statements.

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND SEPTEMBER 30, 2015

(IN THOUSANDS)

	Nine months Ended September 30, 2016	Nine months Ended September 30, 2015
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$11,037	$2,416
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55,161	52,517
Amortization of debt discount and premium	879	(10)
Equity-based compensation expense (net of amounts capitalized)	7,859	8,944
Losses on debt extinguishment and redemption	—	10,144
Gain on capital lease termination	—	(11,593)
Loss on debt purchases and installment loan repayment	587	—
Gains — equipment transactions and other, net	(7,124)	(3,018)
Deferred income taxes	8,453	3,830
Changes in operating assets and liabilities:
Accounts receivable	(2,478)	1,118
Prepaid expenses and other current assets	(3,256)	(3,254)
Accounts payable, accrued liabilities and other long-term liabilities	4,499	766
Deposits and other assets	(1,529)	(50)
Net cash provided by operating activities	74,088	61,810
Cash flows from investing activities:
Purchases of property and equipment	(38,039)	(30,620)
Proceeds from disposition of assets	—	111
Net cash used in investing activities	(38,039)	(30,509)
Cash flows from financing activities:
Dividends paid	(50,011)	(50,269)
Purchases of common stock	(1,666)	(39,394)
Purchases of senior unsecured 2021 notes	(10,775)	—
Net proceeds from issuance of senior secured 2022 notes	—	248,603
Redemption of senior secured 2018 notes	—	(251,280)
Proceeds from exercises of stock options	894	288
Principal payments on installment payment agreement	(21,203)	(95)
Principal payments of capital lease obligations	(9,658)	(16,942)
Net cash used in financing activities	(92,419)	(109,089)
Effect of exchange rates changes on cash	930	(2,712)
Net decrease in cash and cash equivalents	(55,440)	(80,500)
Cash and cash equivalents, beginning of period	203,591	287,790
Cash and cash equivalents, end of period	$148,151	$207,290
Supplemental disclosure of non-cash financing and investing activities:
Non-cash component of network equipment obtained in exchange transactions	$7,071	$5,717
PP&E obtained for installment payment agreement	19,875	15,602
Fair value of equipment acquired in leases	1,744	595
Capital lease obligations incurred	$13,120	$17,820

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

Financial instruments

At September 30, 2016, the carrying amount of cash and cash equivalents, accounts receivable, prepaid and other current assets, accounts payable and accrued expenses approximated fair value because of the short-term nature of these instruments. The Company measures its cash equivalents at amortized cost, which approximates fair value based upon quoted market prices (Level 1). Based upon recent trading prices (Level 2 — market approach) at September 30, 2016 the fair value of the Company’s $189.2 million senior unsecured notes was $193.0 million and the fair value of the Company’s $250.0 million senior secured notes was $256.6 million.

The Company was party to letters of credit totaling $0.1 million as of September 30, 2016 and $0.3 million as of December 31, 2015. These letters of credit are secured by investments that are restricted and included in other assets.

Gross receipts taxes, universal service fund and other surcharges

Revenue recognition standards include guidance relating to taxes or surcharges assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer and may include, but are not limited to, gross receipts taxes, excise taxes, Universal Service Fund fees and certain state regulatory fees. Such charges may be presented gross or net based upon the Company’s accounting policy election. The Company records certain excise taxes and surcharges on a gross basis and includes them in its revenues and costs of network operations. Excise taxes and surcharges billed to customers and recorded on a gross basis (as service revenue and network operations expense) were $2.4 million, $6.5 million, $1.8 million and $1.9 million for the three and nine months ended September 30, 2016 and September 30, 2015, respectively.

Basic and diluted net income (loss) per common share

Basic earnings per share (“EPS”) excludes dilution for common stock equivalents and is computed by dividing net income or (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock outstanding during each period, adjusted for the effect of dilutive common stock equivalents.  Shares of restricted stock are included in the computation of basic EPS as they vest and are included in diluted EPS, to the extent they are dilutive, determined using the treasury stock method. For the three and nine months ended September 30, 2016 and 2015, the Company’s employees exercised options for 10,995, 39,473, 6,883 and 19,507 common shares, respectively.

The following details the determination of diluted weighted average shares:

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Weighted average common shares - basic	44,574,583	44,474,724	44,563,279	44,907,505
Dilutive effect of stock options	29,400	33,370	33,792	42,182
Dilutive effect of restricted stock	172,935	194,033	161,131	240,519
Weighted average common shares - diluted	44,776,918	44,702,127	44,758,202	45,190,206

The following details unvested shares of restricted common stock as well as the anti-dilutive effects of stock options and restricted stock awards outstanding:

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Unvested shares of restricted common stock	999,464	1,028,197	999,464	1,028,197
Anti-dilutive options for common stock	75,687	136,220	87,611	118,517
Anti-dilutive shares of restricted common stock	—	617,243	126,993	360,101

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

2. Property and equipment:

Depreciation and amortization expense related to property and equipment and capital leases was $18.8 million, $55.2 million, $17.6 million and $52.5 million for the three and nine months ended September 30, 2016 and 2015, respectively. The Company capitalized salaries and related benefits of employees working directly on the construction and build-out of its network of $2.2 million, $6.6 million, $2.1 million and $6.3 million for the three and nine months ended September 30, 2016 and 2015, respectively.

Exchange agreement

In the three and nine months ended September 30, 2016 and 2015, the Company exchanged certain used network equipment and cash consideration for new network equipment. The fair value of the equipment received was estimated to be $1.6 million, $14.1 million, $2.7 million and $11.0 million, respectively.  After considering the fair value of the new network equipment less the carrying amount of the returned used network equipment and the cash paid, the transactions resulted in gains of $0.7 million, $7.1 million, $1.1 million and $3.3 million respectively. The estimated fair value of the equipment received was based upon the cash consideration price the Company pays for the new network equipment on a standalone basis (Level 3).

Installment payment agreement

In March 2015, the Company entered into an installment payment agreement (“IPA”) with a vendor.  Under the IPA the Company is able to purchase up to $25.0 million of network equipment in exchange for interest free note obligations each with a twenty-four month term.  There are no payments under each note obligation for the first six months followed by eighteen equal installment payments for the remaining eighteen month term. In June 2016, the Company elected to repay the outstanding $17.1 million principal balance of the IPA prior to its maturity resulting in a loss of $0.4 million from the remaining unamortized discount. During the three months ended September 30, 2016 the Company entered into additional note obligations totaling $2.7 million. As of September 30, 2016 and December 31, 2015 there was $2.7 million and $21.2 million, respectively, of note obligations outstanding under the IPA, secured by the related equipment.  The Company records the net present value of each note obligation utilizing an imputed interest rate.  The resulting discount of $0.1 million and $0.8 million as of September 30, 2016 and December 31, 2015, respectively, is amortized over the note term using the effective interest rate method.

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

In July 2015, the Company settled a dispute for the payment of the remaining balances for certain IRU capital lease obligations in Europe with a vendor.  The IRU assets were fully depreciated in 2012 when the related fiber was replaced and was no longer used by the Company. The difference between the remaining net present value of the related IRU capital lease obligations ($1.8 million) and the settlement liability ($0.4 million) was recorded as a $1.5 million gain on termination of capital lease obligations.

3. Long-term debt:

Senior unsecured notes- $189.2 million

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

Debt extinguishment, redemption and new debt issuance- $250.0 million senior secured notes

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

Limitations under the indentures

The indentures governing the 2022 and 2021 Notes, among other things, limit the Company’s ability to incur indebtedness; to pay dividends or make other distributions; to make certain investments and other restricted payments; to create liens; consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; to incur restrictions on the ability of a subsidiary to pay dividends or make other payments; and to enter into certain transactions with its affiliates. Limitations on the ability to incur additional indebtedness (excluding IRU agreements incurred in the normal course of business) include a restriction on incurring additional indebtedness if the Company’s consolidated leverage ratio, as defined in the indentures, is greater than 5.0. The indentures prohibit certain payments, such as dividends and stock purchases, when the Company’s consolidated leverage ratio, as defined by the indentures, is greater than 4.25. A certain amount of such unrestricted payments is permitted notwithstanding this prohibition. The unrestricted payment amount may be increased by the Company’s consolidated cash flow, as defined in the indentures, as long as the Company’s consolidated leverage ratio is less than 4.25. The Company’s consolidated leverage ratio is currently below 4.25 as of September 30, 2016, and as a result a total of $169.4 million is permitted for investment payments including dividends and stock purchases.

4. Commitments and contingencies:

Current and potential litigation

In accordance with the accounting guidance for contingencies, the Company accrues its estimate of a contingent liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Where it is probable that a liability has been incurred and there is a range of expected loss for which no amount in the range is more likely than any other amount, the Company accrues at the low end of the range. The Company reviews its accruals at least quarterly and adjusts them to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular matter. The Company has taken certain positions related to its obligations for leased circuits for which it is reasonably possible could result in a loss of up to $2.3 million in excess of the amount accrued at September 30, 2016.

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

5. Income taxes:

The components of income (loss) before income taxes consist of the following (in thousands):

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015

Domestic	$11,971	$9,343	$36,589	$10,245
Foreign	(5,592)	(3,776)	(16,864)	(3,865)
Total	$6,379	$5,567	$19,725	$6,380

6. Common stock buyback program:

The Company’s Board of Directors has approved purchases of the Company’s common stock under a buyback program (the “Buyback Program”) through December 31, 2016.  At September 30, 2016, there was approximately $46.1 million remaining for purchases under the Buyback Program.  During the three and nine months ended September 30, 2016 and 2015 the Company purchased 46,983, 46,983, 0.4 million and 1.2 million shares of its common stock for $1.7 million, $1.7 million, $12.2 million and $39.4 million, respectively.

7. Dividends on common stock:

Dividends are recorded as a reduction to retained earnings. Dividends on unvested restricted shares of common stock are paid as the awards vest. The Company’s initial quarterly dividend payment was made in the third quarter of 2012.

On October 31, 2016, the Company’s Board of Directors approved the payment of our quarterly dividend of $0.40 per common share. The dividend for the fourth quarter of 2016 will be paid to holders of record on November 22, 2016. This estimated $16.9 million dividend payment is expected to be made on December 9, 2016.

The payment of any future dividends and any other returns of capital, including stock buybacks, will be at the discretion of the Company’s Board of Directors and may be reduced, eliminated or increased and will be dependent upon the Company’s financial position, results of operations, available cash, cash flow, capital requirements, limitations under the Company’s debt indentures and other factors deemed relevant by the Company’s Board of Directors. The Company is a Delaware Corporation and under the General Corporate Law of the State of Delaware distributions may be restricted including a restriction that distributions, including stock purchases and dividends, do not result in an impairment of a corporation’s capital, as defined under Delaware Law. The indentures governing the Company’s notes limit the Company’s ability to return cash to its stockholders.

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

9. Related party transactions:

Office leases

The Company’s headquarters was located in an office building owned by Niobium LLC (a successor to 6715 Kenilworth Avenue Partnership). The two owners of Niobium LLC are the Company’s Chief Executive Officer, David Schaeffer, who has a 51% interest in Niobium LLC and his wife who has a 49% interest. The lease was scheduled to end on August 31, 2016 and was cancellable by the Company upon 60 days’ notice. The Company terminated the lease effective as of May 10, 2015. In April 2015, the Company entered into a new lease agreement for its headquarters building with Sodium LLC whose two owners are the Company’s Chief Executive Officer, who has a 51% interest in Sodium LLC and his wife who has a 49% interest. The Company moved into the new headquarters building in May 2015. The fixed annual rent for the new headquarters building is $1.0 million per year plus an allocation of taxes and utilities. The lease term is for five years and is cancellable by the Company upon 60 days’ notice. The Company’s audit committee reviews and approves all transactions with related parties. The Company paid $0.5 million, $1.3 million, $0.3 million and $0.7 million in the three and nine months ended September 30, 2016 and 2015, respectively, for rent and related costs (including taxes and utilities) to these lessors for these leases.

10. Segment information:

The Company operates as one operating segment. The Company’s service revenue and long lived assets by geographic region are as follows (in thousands):

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Revenues
North America	$94,597	$85,084	$276,080	$245,914
Europe	18,460	17,933	55,224	53,143
Total	$113,057	$103,017	$331,304	$299,057

	September 30, 2016	December 31, 2015
Long lived assets, net
North America	$289,275	$285,187
Europe	81,500	74,976
Total	$370,775	$360,163

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

Our network is comprised of in-building riser facilities, metropolitan optical fiber networks, metropolitan traffic aggregation points and inter-city transport facilities. Our network is physically connected entirely through our facilities to 2,334 buildings in which we provide our on-net services, including 1,577 multi-tenant office buildings. We also provide on-net services in carrier-neutral data centers, Cogent controlled data centers and single-tenant office buildings. We operate 51 Cogent controlled data centers totaling 565,000 square feet. Because of our integrated network architecture, we are not dependent on local telephone companies or cable companies to serve our on-net customers. We emphasize the sale of our on-net services because we believe we have a competitive advantage in providing these services and these services generate gross profit margins that are greater than the gross profit margins of our off-net services.

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

Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015

The following summary table presents a comparison of our results of operations with respect to certain key financial measures. The comparisons illustrated in the table are discussed in greater detail below.

	Three months ended September 30,		Percent
	2016	2015	Change
	(in thousands)
Service revenue	$113,057	$103,017	9.7%
On-net revenue	81,846	75,088	9.0%
Off-net revenue	30,972	27,688	11.9%
Network operations expenses (1)	48,827	45,182	8.1%
Selling, general, and administrative expenses (2)	30,050	27,318	10.0%
Gains on equipment transactions	687	1,152	-40.4%
Gain on capital lease termination	—	1,484	NM
Depreciation and amortization expenses	18,804	17,634	6.6%
Interest expense	9,891	10,002	-1.1%
Income tax provision	2,920	2,406	21.4%

(1)          Includes equity-based compensation expenses of $161 and $126 in the three months ended September 30, 2016 and 2015, respectively.

(2)          Includes equity-based compensation expenses of $2,830 and $2,578 in the three months ended September 30, 2016 and 2015, respectively.

NM Not meaningful

	Three Months Ended September 30,		Percent
	2016	2015	Change
Other Operating Data
Average Revenue Per Unit (ARPU)
ARPU—on net	$544	$586	(7.2)%
ARPU—off-net	$1,272	$1,369	(7.1)%
Average Price per Megabit — installed base	$1.28	$1.57	(18.4)%
Customer Connections—end of period
On-net	51,079	43,364	17.8%
Off-net	8,259	6,897	19.7%

Service Revenue. Our service revenue increased 9.7% for the three months ended September 30, 2016 from the three months ended September 30, 2015. The impact of exchange rates resulted in an increase of revenues for the three months ended September 30, 2016 of approximately $0.1 million.  All foreign currency comparisons herein reflect our third quarter 2016 results translated at the average foreign currency exchange rates for the third quarter of 2015.  Revenue recognition standards include guidance relating to any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, gross receipts taxes, Universal Service Fund fees and certain state regulatory fees. We record these taxes billed to our customers on a gross basis (as service revenue and network operations expense) in our consolidated statements of operations. The impact of these taxes including the Universal Service Fund resulted in an increase of our revenues for the three months ended September 30, 2016 of approximately $0.6 million.

Revenues from our corporate and net centric customers represented 60.6% and 39.4% of total service revenue, respectively, for the three months ended September 30, 2016 and represented 58.8% and 41.2% of total service revenue, respectively, for the three months ended September 30, 2015.  Revenues from corporate customers increased 13.0% to $68.5 million for the three months ended September 30, 2016 from $60.6 million for the three months ended September 30, 2015.  Revenues from our net-centric customers increased by 5.1% to $44.5 million for the three months ended September 30, 2016 from $42.4 million for the three months ended September 30, 2015.

Our on-net revenues increased 9.0% for the three months ended September 30, 2016 from the three months ended September 30, 2015. We increased the number of our on-net customer connections by 17.8% at September 30, 2016 from September 30, 2015. On-net customer connections increased at a greater rate than on-net revenues primarily due to the 7.2% decline in our on-net ARPU, primarily from a decline in ARPU for our net centric customers.  ARPU is determined by dividing revenue for the period by the average customer connections for that period. Our average price per megabit for our installed base of customers is determined by dividing the aggregate monthly recurring fixed charges for those customers by the aggregate committed data rate for the same customers. The decline in on-net ARPU is partly attributed to volume and term based pricing discounts. Additionally, on-net customers who cancel their service from our installed base of customers, in general, have an ARPU that is greater than the ARPU for our new customers due to declining prices primarily for our on-net services sold to our net-centric customers. These trends resulted in the reduction to our on-net ARPU and a 18.4% decline in our average price per megabit for our installed base of customers.

Our off-net revenues increased 11.9% for the three months ended September 30, 2016 from the three months ended September 30, 2015.  Our off-net revenues increased as we increased the number of our off-net customer connections by 19.7% at September 30, 2016 from September 30, 2015. Our off-net customer connections, which are primarily corporate customer connections, increased at a greater rate than our off-net revenue primarily due to the 7.1% decrease in our off-net ARPU.

Network Operations Expenses. Network operations expenses include the costs of personnel associated with service delivery, network management and customer support, network facilities costs, fiber and equipment maintenance fees, leased circuit costs, access and facilities fees paid to building owners and excise taxes billed to our customers and recorded on a gross basis. Non-cash equity-based compensation expense is included in network operations expenses consistent with the classification of the employee’s salary and other compensation. Our network operations expenses, including non-cash equity-based compensation expense, increased 8.1% for the three months ended September 30, 2016 from the three months ended September 30, 2015. The increase is primarily attributable to an increase in costs related to our network and facilities expansion activities including the expansion of Cogent controlled data centers, a $0.6 million increase in taxes billed to our customers recorded on a gross basis (in service revenue and cost of network operations expense) and the increase in our off-net revenues. When we provide off-net services we also assume the cost of the associated tail circuits.

Selling, General, and Administrative (“SG&A”) Expenses. Our SG&A expenses, including non-cash equity-based compensation expense, increased 10.0% for the three months ended September 30, 2016 from the three months ended September 30, 2015. Non-cash equity-based compensation expense is included in SG&A expenses consistent with the classification of the employee’s salary and other compensation and was $2.8 million for the three months ended September 30, 2016 and $2.6 million for the three months ended September 30, 2015. SG&A expenses increased primarily from an increase in salaries and related costs required to support our expansion and the increase in our sales efforts and a $0.5 million increase in our legal and economic analysis fees primarily associated with U.S. net neutrality and interconnection regulatory matters. Our sales force headcount increased by 8.9% from 474 at September 30, 2015 to 516 at September 30, 2016 and our total headcount increased by 6.2% from 808 at September 30, 2015 to 858 at September 30, 2016.

Gains on Equipment Transactions.  In the three months ended September 30, 2016 and September 30, 2015, we exchanged certain used network equipment and cash consideration for new network equipment resulting in gains of $0.7 million and $1.2 million, respectively, based upon the estimated fair value of the new network equipment less the carrying amount of the returned used network equipment and the cash paid.

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

Depreciation and Amortization Expenses. Our depreciation and amortization expense increased 6.6% for the three months ended September 30, 2016 from the three months ended September 30, 2015. The increase is primarily due to the depreciation expense associated with the increase in deployed fixed assets.

Interest Expense. Interest expense results from interest incurred on our $250.0 million of senior secured notes that we issued on February 20, 2015, $200.0 million of senior unsecured notes that we issued on April 9, 2014, interest on our installment payment agreement that we entered into in March 2015 and interest on our capital lease obligations. Our interest expense decreased by 1.1% for the three months ended September 30, 2016 from the three months ended September 30, 2015.  In the second quarter of 2016, we paid $10.9 million for the purchase of $10.8 million of par value and accrued interest of our $200.0 million senior unsecured notes reducing the principal to $189.2 million and resulting in a loss of $0.2 million.  The loss resulted from the write off of the remaining unamortized debt issuance costs related to the purchased notes. In June 2016, we elected to repay the outstanding $17.1 million principal balance of the installment payment agreement prior to its maturity resulting in a loss of $0.4 million from the remaining unamortized discount.

Income Tax Provision.  Our income tax provision was $2.9 million for the three months ended September 30, 2016 and $2.4 million for the three months ended September 30, 2015. The increase in our income tax provision was related to an increase in deferred income tax expense from an increase in income before taxes in the United States.

Buildings On-net. As of September 30, 2016 and 2015, we had a total of 2,334 and 2,221 on-net buildings connected to our network, respectively.

Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015

The following summary table presents a comparison of our results of operations with respect to certain key financial measures. The comparisons illustrated in the table are discussed in greater detail below.

	Nine months ended September 30,		Percent
	2016	2015	Change
	(in thousands)
Service revenue	$331,304	$299,057	10.8%
On-net revenue	240,091	218,331	10.0%
Off-net revenue	90,476	79,940	13.2%
Network operations expenses (1)	143,976	128,673	11.9%
Selling, general, and administrative expenses (2)	89,403	85,922	4.1%
Gains on equipment transactions	7,071	3,420	106.8%
Gains on lease terminations	—	11,593	NM
Depreciation and amortization expenses	55,161	52,517	5.0%
Interest expense	30,200	31,000	(2.6)%
Loss on debt extinguishment and redemption	—	10,144	NM
Income tax provision	8,688	3,964	119.2%

(1)          Includes equity-based compensation expenses of $427 and $458 in the nine months ended September 30, 2016 and 2015, respectively.

(2)          Includes equity-based compensation expenses of $7,432 and $8,486 in the nine months ended September 30, 2016 and 2015, respectively.

NM — not meaningful

	Nine Months Ended September 30,		Percent
	2016	2015	Change
Other Operating Data
Average Revenue Per Unit (ARPU)
ARPU—on net	$553	$583	(5.3)%
ARPU—off-net	$1,294	$1,370	(5.5)%
Average Price per Megabit — installed base	$1.37	$1.64	(16.6)%
Customer Connections—end of period
On-net	51,079	43,364	17.8%
Off-net	8,259	6,897	19.7%

Service Revenue. Our service revenue increased 10.8% for the nine months ended September 30, 2016 from the nine months ended September 30, 2015. The impact of exchange rates resulted in a decrease of revenues for the nine months ended September 30, 2016 of approximately $0.6 million.  All foreign currency comparisons herein reflect our results for the nine months ended September 30, 2016 translated at the average foreign currency exchange rates for the nine months ended September 30, 2015.  Revenue recognition standards include guidance relating to any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, gross receipts taxes, Universal Service Fund fees and certain state regulatory fees. We record these taxes billed to our customers on a gross basis (as service revenue and network operations expense) in our consolidated statements of operations. The impact of these taxes including the Universal Service Fund resulted in an increase of our revenues for the nine months ended September 30, 2016 of approximately $4.7 million.

Revenues from our corporate and net centric customers represented 60.3% and 39.7% of total service revenue, respectively, for the nine months ended September 30, 2016 and represented 57.8% and 42.2% of total service revenue, respectively, for the nine months ended September 30, 2015.  Revenues from corporate customers increased 15.5% to $199.7 million for the nine months ended September 30, 2016 from $172.9 million for the nine months ended September 30, 2015.  Revenues from our net-centric customers increased by 4.3% to $131.6 million for the nine months ended September 30, 2016 from $126.2 million for the nine months ended September 30, 2015.  The negative impact of foreign exchange had a more significant impact on our net-centric revenues.

Our on-net revenues increased 10.0% for the nine months ended September 30, 2016 from the nine months ended September 30, 2015. We increased the number of our on-net customer connections by 17.8% at September 30, 2016 from September 30, 2015. On-net customer connections increased at a greater rate than on-net revenues primarily due to the 5.3% decline in our on-net ARPU, primarily from a decline in ARPU for our net centric customers and from the negative impact of foreign exchange. ARPU is determined by dividing revenue for the period by the average customer connections for that period. Our average price per megabit for our installed base of customers is determined by dividing the aggregate monthly recurring fixed charges for those customers by the aggregate committed data rate for the same customers. The decline in on-net ARPU is partly attributed to volume and term based pricing discounts. Additionally, on-net customers who cancel their service from our installed base of customers, in general, have an ARPU that is greater than the ARPU for our new customers due to declining prices primarily for our on-net services sold to our net-centric customers. These trends resulted in the reduction to our on-net ARPU and a 16.6% decline in our average price per megabit for our installed base of customers.

Our off-net revenues increased 13.2% for the nine months ended September 30, 2016 from the nine months ended September 30, 2015.  Our off-net revenues increased as we increased the number of our off-net customer connections by 19.7% at September 30, 2016 from September 30, 2015. Our off-net customer connections, which are primarily corporate customer connections, increased at a greater rate than our off-net revenue primarily due to the 5.5% decrease in our off-net ARPU.

Network Operations Expenses. Network operations expenses include the costs of personnel associated with service delivery, network management and customer support, network facilities costs, fiber and equipment maintenance fees, leased circuit costs, access and facilities fees paid to building owners and excise taxes billed to our customers and recorded on a gross basis. Non-cash equity-based compensation expense is included in network operations expenses consistent with the classification of the employee’s salary and other compensation. Our network operations expenses, including non-cash equity-based compensation expense, increased 11.9% for the nine months ended September 30, 2016 from the nine months ended September 30, 2015. The increase is primarily attributable to an increase in costs related to our network and facilities expansion activities including the expansion of Cogent controlled data centers, a $4.7 million increase in taxes billed to our customers recorded on a gross basis (in service revenue and cost of network operations expense) and the increase in our off-net revenues. When we provide off-net services we also assume the cost of the associated tail circuits.

Selling, General, and Administrative (“SG&A”) Expenses. Our SG&A expenses, including non-cash equity-based compensation expense, increased 4.1% for the nine months ended September 30, 2016 from the nine months ended September 30, 2015. Non-cash equity-based compensation expense is included in SG&A expenses consistent with the classification of the employee’s salary and other compensation and was $7.4 million for the nine months ended September 30, 2016 and $8.5 million for the nine months ended September 30, 2015. SG&A expenses increased primarily from an increase in salaries and related costs required to support our expansion and the increase in our sales efforts and were partly offset by a $1.1 million reduction in non-cash equity based compensation expense and a $0.4 million decrease in our bad debt expense. Our sales force headcount increased by 8.9% from 474 at September 30, 2015 to 516 at September 30, 2016 and our total headcount increased by 6.2% from 808 at September 30, 2015 to 858 at September 30, 2016.

Gains on Equipment Transactions.  In the nine months ended September 30, 2016 and September 30, 2015, we exchanged certain used network equipment and cash consideration for new network equipment resulting in gains of $7.1 million and $3.4 million, respectively, based upon the estimated fair value of the new network equipment less the carrying amount of the returned used network equipment and the cash paid.

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

Depreciation and Amortization Expenses. Our depreciation and amortization expense increased 5.0% for the nine months ended September 30, 2016 from the nine months ended September 30, 2015. The increase is primarily due to the depreciation expense associated with the increase in deployed fixed assets.

Interest Expense. Interest expense results from interest incurred on our $250.0 million of senior secured notes that we issued on February 20, 2015, $200.0 million of senior unsecured notes that we issued on April 9, 2014, $240.0 million of senior secured notes that we issued in August 2013 and January 2011 and redeemed in March 2015, interest on our installment payment agreement that we entered into in March 2015 and interest on our capital lease obligations. Our interest expense decreased by 2.6% primarily due to the March 2015 redemption of our $240 million of 8.375% senior secured notes that carried a higher interest rate than our $250.0 million of 5.375% senior secured notes that we issued in February 2015. Additionally, in March 2015 we elected to terminate $29.9 million of capital lease obligations in Spain with a vendor reducing our interest expense on our capital leases.

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

Income Tax Provision.  Our income tax provision was $8.7 million for the nine months ended September 30, 2016 and $4.0 million for the nine months ended September 30, 2015. The increase in our income tax provision was related to an increase in deferred income tax expense from an increase in income before taxes in the United States.

Buildings On-net. As of September 30, 2016 and 2015, we had a total of 2,334 and 2,221 on-net buildings connected to our network, respectively.

Liquidity and Capital Resources

In assessing our liquidity, management reviews and analyzes our current cash balances, accounts receivable, accounts payable, accrued liabilities, capital expenditure commitments, and required capital lease and debt payments and other obligations.

Cash Flows

The following table sets forth our consolidated cash flows.

	Nine months ended September 30,
(in thousands)	2016	2015
Net cash provided by operating activities	$74,088	$61,810
Net cash used in investing activities	(38,039)	(30,509)
Net cash used in financing activities	(92,419)	(109,089)
Effect of exchange rates on cash	930	(2,712)
Net decrease in cash and cash equivalents during period	$(55,440)	$(80,500)

Net Cash Provided by Operating Activities.  Our primary sources of operating cash are receipts from our customers who are billed on a monthly basis for our services. Our primary uses of operating cash are payments made to our vendors and employees and interest payments made to our capital lease vendors and our note holders. Our changes in cash provided by operating activities are primarily due to changes in our operating profit and changes in our interest payments. Cash provided by operating activities for the nine months ended September 30, 2016 and 2015 includes interest payments on our note obligations of $19.1 million and $22.8 million, respectively.

Net Cash Used In Investing Activities.  Our primary use of cash for investing activities is for purchases of property and equipment. Purchases of property and equipment were $38.0 million and $30.6 million for the nine months ended September 30, 2016 and 2015, respectively. The changes in purchases of property and equipment are primarily due to the timing and scope of our network expansion activities including geographic expansion and adding buildings to our network and the use of our installment payment agreement for equipment purchases. In the nine months ended September 30, 2016 and 2015 we obtained $19.9 million and $15.6 million, respectively, of network equipment in exchange for a note payable under an installment payment agreement.

Net Cash Used In Financing Activities.  Our primary uses of cash for financing activities are for principal payments under our capital lease obligations and our installment payment agreement, dividend payments, stock purchases and in the nine months ended September 30, 2015 we redeemed our $240.0 million senior secured notes for a payment of $251.3 million.  During the nine months ended September 30, 2016 and 2015 we paid $1.7 million and $39.4 million for purchases of our common stock, respectively. Principal payments under our capital lease were $9.7 million and $16.9 million for the nine months ended September 30, 2016 and 2015, respectively.  During the nine months ended September 30, 2016 and 2015 we paid $50.0 million and $50.3 million, respectively, for our quarterly dividend payments. During the nine months ended September 30, 2015 we received net proceeds of $248.6 million from the issuance of our $250.0 million senior secured notes. During the nine months ended September 30, 2016 we paid $10.9 million for the purchase of $10.8 million of par value and accrued interest of our $200.0 million senior unsecured notes and we elected to repay the outstanding $17.1 million principal balance of our installment payment agreement prior to its maturity date. Total installment payment agreement principal payments were $21.2 million and $0.1 million for the nine months ended September 30, 2016 and 2015, respectively.

Cash Position and Indebtedness

Our total indebtedness at September 30, 2016 was $582.3 million and our total cash and cash equivalents were $148.2 million. Our total indebtedness at September 30, 2016 includes $140.4 million of capital lease obligations for dark fiber under long term IRU agreements.

Summarized Financial Information of Holdings

Holdings is an unrestricted subsidiary as defined under the indentures governing our 2021 Notes and our 2022 Notes and Holdings is also a guarantor under these notes.  Under the indentures we are required to disclose financial information of Holdings including its assets, liabilities and its operating results (“Holdings Financial Information”).  The Holdings Financial Information as of and for the nine months ended September 30, 2016 is detailed below (in thousands).

September 30,2016
(Unaudited)
Cash and cash equivalents	$104,359
Total assets	$104,359

Investment from subsidiaries	$253,902
Common stock	45
Retained deficit	(149,588)
Total equity	$104,359

Nine Months Ended September 30,2016
(Unaudited)
Equity-based compensation expense	8,735
Interest income	38
Net loss	$(8,697)

Common Stock Buyback Program

Our Board of Directors has approved purchases of our common stock under a buyback program (the “Buyback Program”).  We purchased 46,983 and 1.2 million shares for $1.7 million and $39.4 million during the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016 there was a total of $46.1 million available under the Buyback Program through December 31, 2017.

Dividends on Common Stock

Dividends are recorded as a reduction to retained earnings. Dividends on unvested restricted shares of common stock are paid as the awards vest. Our initial quarterly dividend payment was made in the third quarter of 2012. On October 31, 2016, our Board of Directors approved the payment of our quarterly dividend of $0.40 per common share. The dividend for the fourth quarter of 2016 will be paid to holders of record on November 22, 2016. This estimated $16.9 million dividend payment is expected to be made on December 9, 2016.

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

In the second quarter of 2016, we paid $10.9 million for the purchase of $10.8 million of par value and accrued interest of our $200.0 million senior unsecured notes.  In September 2016, we elected to repay the outstanding $17.1 million principal balance of our installment payment agreement before its maturity date.

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

Critical Accounting Policies and Significant Estimates

Management believes that as of September 30,2016, there have been no material changes to our critical accounting policies and significant estimates from those listed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2015.

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

ITEM 3.                                                                                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management believes that as of September 30,2016, there have been no material changes to our exposures to market risk from those disclosed in Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” of our annual report on Form 10-K for the year ended December 31, 2015.

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

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2016	—	$—	—	$47,790,430
August 1-31, 2016	—	$—	—	$47,790,430
September 1-30, 2016	46,983	$35.45	46,983	$46,124,731

ITEM 6.                                                                                      EXHIBITS.

(a) Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer (furnished herewith)
32.2	Certification of Chief Financial Officer (furnished herewith)
101.1

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 3, 2016	COGENT COMMUNICATIONS HOLDINGS, INC.

	By:	/s/ David Schaeffer
		Name:	David Schaeffer
		Title:	Chief Executive Officer

Date: November 3, 2016	By:	/s/ Thaddeus G. Weed
		Name:	Thaddeus G. Weed
		Title:	Chief Financial Officer (Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description
31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer (furnished herewith)
32.2	Certification of Chief Financial Officer (furnished herewith)
101.1

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (filed herewith).