Form 10-K
period 2016-12-31
COGENT COMMUNICATIONS HOLDINGS, INC.
filed 2017-02-24
CIK 1158324

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2016
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The number of shares outstanding of the issuer's common stock, par value $0.001 per share, as of January 31, 2017 was 45,492,639.

         The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing price of $40.06 per share on June 30, 2016 as reported by the NASDAQ Global Select Market was approximately $1.7 billion.

COGENT COMMUNICATIONS HOLDINGS, INC.
FORM 10-K ANNUAL REPORT
FOR THE YEAR ENDED DECEMBER 31, 2016

i

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's definitive proxy statement for the registrant's 2017 annual shareholders meeting are incorporated by reference in Part III of this Form 10-K.

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

        We offer on-net Internet access services exclusively through our own facilities, which run from our network to our customers' premises. We are not dependent on local telephone companies or cable TV companies to serve our customers for our on-net Internet access services because of our integrated network architecture. We offer our on-net services to customers located in buildings that are physically connected to our network. Our on-net service consists of high-speed Internet access and IP connectivity ranging from 100 Megabits per second to 100 Gigabits per second of bandwidth. We provide our on-net Internet access services to our corporate and net-centric customers. Our corporate customers are located in multi-tenant office buildings and typically include law firms, financial services firms, advertising and marketing firms and other professional services businesses. Our net-centric customers include bandwidth-intensive users such as universities, other Internet service providers, telephone companies, cable television companies, web hosting companies, content delivery network companies and commercial content and application service providers. These net-centric customers obtain our services in carrier neutral data centers and in our data centers. We operate data centers throughout North America and Europe that allow our customers to collocate their equipment and access our network.

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

        Network.    Our on-net service does not rely on circuits that must be provisioned by a third party carrier. In on-net multi-tenant office buildings we provide our customers the entire network, including the "last mile" and the in-building wiring connecting to our customer's suite. In carrier neutral data centers we are collocated with our customers so only a connection, known as a cross connect, within the data center is required to provide our services. This gives us more control over our service, quality and pricing. It also allows us to provision services more quickly and efficiently than provisioning services on a third-party carrier network. We are typically able to activate service to our customers in one of our on-net buildings in approximately thirteen business days.

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

        High Traffic Network Footprint.    We have strategically chosen locations, such as over 1,590 large multi-tenant office buildings in major North American cities and carrier neutral data centers in North America and Europe with high levels of Internet traffic, to maximize our revenue opportunities and expand our margins. Our network is connected to our on-net multi-tenant office buildings where we offer our services to a diverse set of high-quality, low churn corporate customers within close physical proximity of each other. Our network is also directly connected to over 720 carrier neutral colocation and data center buildings where our net-centric customers directly interconnect with our network. We also operate 52 data centers across the United States and in Europe which comprise over 595,000 square feet of floor space and are directly connected to our network.

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

        Pursuing On-Net Customer Growth.    We intend to increase usage of our network and operational infrastructure by adding customers in our existing on-net buildings, as well as connecting more multi-tenant office buildings and carrier neutral data centers to our network. We emphasize our on-net service because our on-net services generate greater profit margins and we have more control over service levels, quality, pricing and faster provisioning of our on-net services than our off-net services. Our fiber network connects directly to our on-net customers' premises and we pay no local access ("last mile") charges to other carriers to provide our on-net services. We are responding to this on-net revenue opportunity by increasing our sales and marketing efforts including increasing our number of sales representatives, implementing strategies to optimize sales productivity and expanding our on-net addressable market by adding service locations to our network.

        Selectively Pursuing Acquisition Opportunities.    In addition to adding customers through our sales and marketing efforts, we will continue to seek out acquisition opportunities that increase our customer base, allowing us to take advantage of the unused capacity on our network and to add revenues with minimal incremental costs. We may pursue acquisition opportunities that we believe expand our footprint, generate positive cash flow and may include off-net as well as on-net customers including complementary businesses and those offering over the top applications such as VOIP. We may also make opportunistic acquisitions of network assets. Given our record of successful asset integration, we believe we can continue to successfully integrate new businesses as they are acquired. We are very selective in reviewing acquisition opportunities and have not completed an acquisition in over a decade.

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

        Our network serves over 190 metropolitan markets in North America, Europe and Asia and encompasses:

  •
  over 1,590 multi-tenant office buildings strategically located in commercial business districts;

  •
  over 720 carrier-neutral Internet aggregation facilities, data center buildings and single-tenant buildings;

  •
  over 660 intra-city networks consisting of over 29,500 fiber miles;

  •
  an inter-city network of more than 57,200 fiber route miles; and

  •
  multiple high-capacity transatlantic and transpacific circuits that connect the North American, European and Asian portions of our network.

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

        Within the cities where we offer our off-net Internet access services, we lease circuits from telecommunications carriers, primarily local telephone companies and cable TV companies, to provide the last mile connection to our customer's premises. Typically, these circuits are aggregated at various locations in those cities onto higher-capacity leased circuits that ultimately connect the local aggregation router to our network.

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

Data Centers

        We operate 52 data centers across the United States and in Europe. These facilities comprise over 595,000 square feet of floor space and are directly connected to our network. Each location is equipped with secure access, uninterruptable power supplies (UPS), and backup generators. Our customers typically purchase bandwidth, rack space, and power within these facilities.

Internetworking

        The Internet is an aggregation of interconnected networks. We interconnect with the networks of our customers, which represent the majority of our interconnections, and with other Internet service providers, or ISPs. The majority of our traffic travels between our customers. We have settlement-free interconnections between our network and most major ISPs. We interconnect our network to other ISP networks predominantly through private peering arrangements. Larger ISPs exchange traffic and interconnect their networks by means of direct private connections referred to as private peering.

        Peering agreements between ISPs are necessary in order for them to exchange traffic. Without peering agreements, each ISP would have to buy Internet access from every other ISP in order for its customer's traffic, such as email, to reach and be received from customers of other ISPs. We are considered a Tier 1 ISP and, as a result, we have settlement-free peering arrangements with other providers. We do not purchase transit services or paid peering to reach any portion of the Internet. This allows us to exchange traffic with those ISPs without payment by either party. In such arrangements, each party exchanging traffic bears its own cost of delivering traffic to the point at which it is handed off to the other party. We do not treat our settlement-free peering arrangements as generating revenue or expense related to the traffic exchanged. However, we charge customers for transit services across our network. We do not sell or purchase paid peering. We directly connect with over 5,940 total networks of which approximately 30 are settlement-free peers, the remaining networks are transit customers.

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

        We offer on-net services in over 190 metropolitan markets. We serve over 2,370 on-net buildings. Our most popular on-net service in North America is our Fast Ethernet service, which provides Internet access at 100 megabits per second. We typically offer our Fast Ethernet (Internet access) service to small and medium-sized business customers. We also offer Internet access services at higher speeds of up to 100 Gigabits per second. These services are generally used by customers that have businesses, such as web hosting and ISP's that are Internet based and are generally delivered at our data centers and carrier neutral data centers. We believe that, on a per-Megabit basis, this service offering is one of the lowest priced in the marketplace. We also offer colocation services in our data centers located in North America and Europe. This service offers Internet access combined with rack space and power in our facility, allowing the customer to locate a server or other equipment at that location and connect to our Internet access service. Our final on-net service offering is our Point-to-Point / Point to Multi-Point or Virtual Private Line service or "Layer 2" service (VPN services). These IP VPN connections span North America, Europe and Asia and allow customers to connect geographically dispersed local area networks in a seamless manner. We offer lower prices for longer term and volume commitments. We emphasize the sale of our on-net services because we believe that we have a competitive advantage in providing these services and these services generate gross profit margins that are greater than our off-net services.

        In 2013 several providers of video services began using our on-net service to deliver movies and other video programing to consumers. Streaming video uses large bandwidth, e.g. 4-10 Mbps for high definition or 4-K television. This caused significant growth in the traffic we sent to the major telephone and cable companies that provide most broadband connections to consumers in the U.S. These companies refused or delayed increases to the capacity of the connection over which we exchange traffic with them. This resulted in a degradation of service for our customers and their customers through much of 2015. Following the issuance by the U.S. Federal Communications Commission of its Open Internet Order we were able to enter into agreements with most of these carriers that have alleviated the congestion we were experiencing in North America. As streaming video usage grows in Europe the refusal of incumbent PTT residential service providers to upgrade connections has degraded service to our customers and their customers in Europe. Recently, the incumbent PTT's in Europe, other than Deutsche Telekom, have begun to upgrade the capacity of our interconnections. (See the Risk Factor below for additional information on the exchange of traffic and settlement free peering.)

        We offer our off-net services to customers that are not located in our on-net buildings. These services are primarily provided in the metropolitan markets in North America and Europe in which we offer on-net services primarily dedicated Internet access, point to point, virtual private line services and Layer 2 services (IP VPN's). These services are generally provided to small and medium-sized corporate customers in over 5,400 off-net buildings.

        We support non-core services that we assumed with certain of our acquisitions. These services primarily include voice services (only provided in Toronto, Canada). We expect that the revenue from our non-core services will continue to decline. We do not actively sell these services and expect the growth of our Internet access services to compensate for this loss.

Sales and Marketing

        Direct Sales.    We employ a direct sales and marketing approach. As of February 1, 2017, our sales force included 551 full-time employees. Our quota bearing sales force includes 426 employees with 313 employees focused primarily on the corporate market and 113 employees focused primarily on the net-centric market. Our sales personnel work through direct face-to-face contact in addition to telesales with potential customers in, or intending to locate in, our on-net buildings. Through agreements with building owners, we are able to initiate and maintain personal contact with our customers by staging various promotional and social events in our multi-tenant office buildings and carrier neutral data centers. Sales personnel are compensated with a base salary plus quota-based commissions and incentives. We use a customer relationship management system to efficiently track sales activity levels and sales productivity.

        Indirect Sales.    We also have an indirect sales program. Our indirect sales program includes several master agents with whom we have a direct relationship. Through our agreements with our master agents we are able to sell through to thousands of sub agents. All agents have access to selling to potential corporate customers and may sell all of our products. We have hired an indirect channel team who manages these indirect relationships. The indirect channel team is compensated with a base salary plus quota-based commissions and incentives. We use our customer relationship management system to efficiently track indirect sales activity levels and the sales productivity of our agents under our indirect sales program.

        Marketing.    Because of our historical focus on a direct sales force that utilizes direct face to face contact as well as telesales, we have not spent funds on television, radio or print advertising. We do use a limited amount of web based advertising. Our marketing efforts are designed to drive awareness of our products and services, to identify qualified leads through various direct marketing campaigns and to provide our sales force with product brochures, collateral materials, in building marketing events and relevant sales tools to improve the overall effectiveness of our sales organization. In addition, we conduct public relations efforts focused on cultivating industry analyst and media relationships with the goal of securing media coverage and public recognition of our Internet and VPN communications services. Our marketing organization is responsible for our product strategy and direction based upon primary and secondary market research and the advancement of new technologies.

Competition

        We face competition from incumbent carriers, Internet service providers and facilities-based network operators, many of whom are much larger than us, have significantly greater financial resources, better-established brand names and large, existing installed customer bases in the markets in which we compete. We also face competition from new entrants to the communications services market. Many of these companies offer products and services that are similar to our products and services such as direct internet access, VPN services, colocation services and transit services.

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

        We believe that competition is based on many factors, including price, transmission speed, ease of access and use, length of time to provision service, breadth of service availability, reliability of service, customer support and brand recognition. Because our fiber optic networks have been recently installed compared to those of the incumbent carriers, our state-of-the-art technology may provide us with cost, capacity, and service quality advantages over some existing incumbent carrier networks; however, our network may not support some of the services supported by these legacy networks, such as circuit-switched voice, ATM, frame relay and shared hybrid fiber coax networks. While the Internet access speeds offered by traditional ISPs serving multi-tenant office buildings using DSL or cable modems typically do not match our on-net offerings in terms of throughput or quality, these slower services are usually priced lower than our offerings and thus provide competitive pressure on pricing, particularly for more price-sensitive customers. These and other downward pricing pressures particularly in carrier neutral data centers have diminished, and may further diminish, the competitive advantages that we have enjoyed as the result of the pricing of our services. Increasingly, traditional ISPs are upgrading their services using optical fiber and cable technology so that they can match our transmission speed and quality.

Regulation

        In the United States, the Federal Communications Commission (FCC) regulates common carriers' interstate services and state public utilities commissions exercise jurisdiction over intrastate basic telecommunications services. Our Internet service offerings are not currently regulated by state public utility commissions. The FCC has promulgated rules that would bring aspects of Internet service (but not our services) under common carrier regulations pursuant to Title II of the U.S. Communications Act. These rules, contained in the FCC's Open Internet Order, may be changed and lessen or increase regulation. We may become subject to additional regulation in the United States at the federal and state levels and in other countries. These regulations change from time to time in ways that are difficult for us to predict.

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

Employees

        As of February 1, 2017, we had 897 employees. Unions represent 27 of our employees in France. We believe that we have a satisfactory relationship with our employees.

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

        By entering into what are known as settlement-free peering arrangements, providers agree to exchange traffic between their respective networks without charging each other. Our ability to avoid the higher costs of acquiring paid dedicated network capacity (transit or paid peering) and to maintain high network performance is dependent upon our ability to establish and maintain interconnection relationships and to increase the capacity of these interconnections. The terms and conditions of our peering relationships may also be subject to adverse changes, which we may not be able to control. For example, several network operators with large numbers of individual users are arguing that they should be able to charge or charge more to network operators and businesses that carry large volumes of traffic requested by those users. If we are not able to maintain or increase our peering relationships in all of our markets on favorable terms, we may not be able to provide our customers with high performance or affordable or reliable services, which could cause us to lose existing and potential customers, damage our reputation and have a material adverse effect on our business. We have in the past had peering disputes with other network providers that resulted in a temporary disruption of the exchange of traffic between our network and the network of the other carrier. We have resolved the majority of such disputes through negotiations. In 2013 the major incumbent telephone and cable companies in the United States began to refuse to upgrade our peering connections. Following issuance by the U.S. Federal Communications Commission of its Open Internet Order we were able to enter into agreements with most of these carriers that have alleviated the congestion we were experiencing. We cannot assure you that the upgrade commitments in those agreements will be sufficient to accommodate the growth of Internet traffic on our network. Also, under the new administration in the U.S. the Open Internet Order may be changed or eliminated. This may impact the willingness of telephone and cable companies to enter into agreements to augment interconnections as traffic grows.

        We have experienced the same congestion problem in Europe with incumbent telephone companies. As the use of streaming video increases this problem is exacerbated. Recently, several European incumbent telephone companies have increased the capacity of our interconnections. We do not know if they will continue to do so. The major carrier in Germany, Deutsche Telekom, continues to limit our interconnection capacity.

        We cannot assure you that we will be able to continue to establish and maintain relationships with providers, favorably resolve disputes with providers, or increase the capacity of our interconnections with providers.

We need to retain existing customers and continue to add new customers in order to become consistently profitable and cash flow positive.

        In order to become consistently profitable and consistently cash flow positive, we need to both retain existing customers and continue to add a large number of new customers. The precise number of additional customers required is dependent on a number of factors, including the turnover of existing customers, the pricing of our product offerings and the revenue mix among our customers. We may not succeed in adding customers if our sales and marketing efforts are unsuccessful. In addition, many of our targeted customers are businesses that are already purchasing Internet access services from one or more providers, often under a contractual commitment. It has been our experience that such targeted customers are often reluctant to switch providers due to costs and effort associated with switching providers. Further, as some of our customers grow larger they may decide to build their own Internet backbone networks or inter into direct connection agreements with telephone and cable companies that provide Internet service to consumers. A migration of a few very large Internet users to their own networks, or to special networks that may be offered by major telephone and cable providers of last mile broadband connections to consumers, or the loss or reduced purchases from several significant customers could impair our growth, cash flow and profitability.

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

        We purchase from Cisco Systems, Inc. (Cisco) the routers and transmission equipment used in our network. If Cisco fails to provide equipment on a timely basis or fails to meet our performance expectations, including in the event that Cisco fails to enhance, maintain, upgrade or improve its products, hardware or software we purchase from them when and how we need them, we may be delayed or unable to provide services as and when requested by our customers. We also may be unable to upgrade our network and face greater difficulty maintaining and expanding our network.

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

The exit of Great Britain form the European Union may adversely affect us.

        We operate in the EU, including Great Britain. The exit of Great Britain from the EU could adversely affect our operations and sales in unknown ways.

Our business could suffer delays and problems due to the actions of network providers on whom we are partially dependent.

        Our off-net customers are connected to our network by means of communications lines that are provided as services by local telephone companies and others. We may experience problems with the installation, maintenance and pricing of these lines and other communications links, which could adversely affect our results of operations and our plans to add additional customers to our network using such services. We have historically experienced installation and maintenance delays when the network provider is devoting resources to other services, such as traditional telephony, cable TV services and private network services. We have also experienced pricing problems when a lack of alternatives allows a provider to charge high prices for services in a particular area. We attempt to reduce this problem by using many different providers so that we have alternatives for linking a customer to our network. Competition among the providers tends to improve installation intervals, maintenance and pricing.

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

We may have difficulty and experience disruptions as we add features and upgrade our network

        When we upgrade our network this process involves reconfiguring our network and making changes to software including our operating systems. In doing so we may experience disruptions that affect our customers, our revenue, and our ability to grow. We may require additional resources to accomplish this work in a timely manner. That could cause us to incur unexpected expenses or delay portions of this effort to the detriment of our ability to provide service to our customers.

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

        Our business depends upon access to customers in carrier neutral data centers, which are facilities in which many users of the Internet house the computer servers that deliver content and applications to users by means of the Internet and provide access to multiple Internet access networks. Most carrier neutral data centers allow any carrier to operate within the facility (for a standard fee). We expect to enter into additional agreements with carrier neutral data center operators as part of our growth plan. Current government regulations do not require carrier neutral data center operators to allow all carriers access on terms that are reasonable or nondiscriminatory. We have been successful in obtaining agreements with these operators in the past and have generally found that the operators want to have us located in their facilities because we offer low-cost, high-capacity Internet service to their customers. Any deterioration in our existing relationships with these operators could harm our sales and marketing efforts and could substantially reduce our potential customer base. Increasing concentration in this industry could negatively impact us if any such combined entities decide to discontinue operation of their facilities in a carrier neutral fashion.

Our ability to serve customers in multi-tenant office buildings depends on license agreements with building owners and managers, which we could fail to obtain or maintain.

        Our on-net business depends upon our in-building networks. Our in-building networks depend on access agreements with building owners or managers allowing us to install our in-building networks and provide our services in these buildings. These agreements typically have terms of five to ten years, with one or more renewal options. Any deterioration in our existing relationships with building owners or managers could harm our sales and marketing efforts and could substantially reduce our potential customer base. We expect to enter into additional access agreements as part of our growth plan. Current federal and state regulations do not require building owners to make space available to us or to do so on terms that are reasonable or nondiscriminatory. While the FCC has adopted regulations that prohibit common carriers (subject to regulation under Title II of the Communications Act) from entering into exclusive arrangements with owners of multi-tenant commercial office buildings, these regulations do not require building owners to offer us access to their buildings. Building owners or managers may decide not to permit us to install our networks in their buildings or they may elect not to renew or amend our access agreements. Most of these agreements have one or more automatic renewal periods and others may be renewed at the option of the landlord. Some of these license agreements have or will have exhausted all automatic renewal periods and, as such, will be coming up for renewal in the near future. While we have historically been successful in renewing these agreements and no single building access agreement is material to our success, the failure to obtain or maintain a number of these agreements would reduce our revenue, and we might not recover our costs of procuring building access and installing our in-building networks in those locations.

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

        The indentures governing our debt agreements, among other things, limits our ability to incur indebtedness; to pay dividends or make other distributions; to make certain investments and other restricted payments; to create liens; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; to incur restrictions on the ability of a subsidiary to pay dividends or make other payments; and to enter into certain transactions with our affiliates. Permitted investments and payments that are not restricted total $147.8 million as of December 31, 2016. This amount may be increased by our consolidated cash flow, as defined in the indentures as long as our consolidated leverage ratio is less than 4.25. Our consolidated leverage ratio is currently above 4.25 so no amounts other than those described above are available for permitted investments including dividends and stock purchases.

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

        We are not subject to substantial regulation by the FCC or the state public utilities commissions in the United States. However, the FCC has recently promulgated limited rules applicable to Internet service providers and proposed changes to the contribution mechanism for the United States universal service fund or its successor broadband fund—the Connect America Fund—that might require contributions from Internet service providers. Internet service is also subject to minimal regulation in Western Europe and in Canada. Elsewhere the regulation is greater, though not as extensive as the regulation for providers of voice services. If we decide to offer traditional voice services or otherwise expand our service offerings to include services that would cause us to be deemed a common carrier, we will become subject to additional regulation. Additionally, if we offer voice service using IP (VOIP) or offer certain other types of data services, we may become subject to additional regulation. This regulation could impact our business because of the costs and time required to obtain necessary authorizations, the additional taxes that we may become subject to or may have to collect from our customers, and the additional administrative costs of providing these services, and other costs. Even if we do not decide to offer additional services, governmental authorities may decide to impose additional regulation and taxes upon providers of Internet and VPN services. All of these matters could inhibit our ability to remain a low-cost carrier and could have a material adverse effect on our business, financial condition and our results of operations.

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

Governments may assert that we are liable for taxes which we have not collected from our customers and we may have to begin collecting a multitude of taxes if Internet services become subject to taxation similar to the taxation of telephone service.

        In the United States Internet services are generally not subject to taxes. Consequently, in the United States we collect few taxes from our customers even though most telecommunications services are subject to numerous taxes. Various local jurisdictions have asserted that some of our services should be subject to local taxes. If such jurisdictions assess taxes on prior years we may be subject to a liability for unpaid taxes that we may be unable to collect from our customers. If the taxation of Internet service is expanded we will need to collect those taxes from our customers. The process of implementing a system to properly bill and collect such taxes may require significant resources. In addition, the FCC is considering changes to its Universal Services Fund that could result in its application to Internet services. This too would require that we expend resources to collect this tax. Finally, the cumulative effect of these taxes levied on Internet services could discourage potential customers from using Internet services to replace traditional telecommunication services and negatively impact our ability to grow our business.

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

Privacy requirements in the EU may impact our business.

        Privacy requirements in the EU are stricter than in the US. These requirements include rules restricting the flow of data across borders. These restrictions may cause companies to localize data, decline to make use of services provided by our customers in the US, and otherwise impact the use of our services. Notwithstanding the existence of programs such as the Privacy Shield program in place between the US and EU, European companies and individuals may be reluctant to use US companies, which could negatively impact our business.

Risk Factors Related to Our Indebtedness

We have substantial debt which we may not be able to repay when due.

        Our total indebtedness at December 31, 2016 was $711.7 million. In April 2014 we issued $200.0 million in 5.625% senior unsecured notes. In the second quarter of 2016, we purchased of $10.8 million of par value of these 5.625% senior unsecured notes reducing the principal amount to $189.2 million. The $189.2 million of senior unsecured notes are due in 2021 and require interest payments totaling $10.6 million per year. In December 2016 and February 2015, we issued $125.0 million and $250.0 million of 5.375% senior secured notes, respectively. The $375.0 million senior secured notes are due in March 2022 and require annual interest payments of $20.2 million. All of our noteholders have the right to be paid the principal upon default and upon certain designated events, such as certain changes of control. Our total indebtedness at December 31, 2016 also includes $142.0 million of capital lease obligations for dark fiber primarily under 15 - 20 year IRUs and $5.5 million due under an installment payment agreement with a vendor. The amount of our IRU capital lease obligations may be impacted due to our expansion activities, the timing of payments and fluctuations in foreign currency rates. We may not have sufficient funds to pay the interest and principal related to these obligations at the time we are obligated to do so, which could result in bankruptcy, or we may only be able to raise the necessary funds on unfavorable terms. Additionally, contemplated changes to current income tax law in the US may impact the deductibility of our interest expense.

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

        We lease a total of approximately 740,000 square feet of space for our data centers, offices and operations centers. We believe that these facilities are generally in good condition and suitable for our operations.

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

        As of February 1, 2017, there were 151 holders of record of shares of our common stock holding 44,662,112 shares of our common stock.

        The table below shows, for the quarters indicated, the reported high and low trading prices of our common stock.

	High	Low
Calendar Year 2015
First Quarter	$40.48	$33.54
Second Quarter	36.18	30.49
Third Quarter	34.21	25.84
Fourth Quarter	36.75	26.31
Calendar Year 2016
First Quarter	$39.18	$29.65
Second Quarter	41.93	36.73
Third Quarter	43.61	35.07
Fourth Quarter	42.35	34.23

Dividends on common stock

        Dividend payments are recorded in and increase our accumulated deficit. Dividends on unvested restricted shares of common stock are paid as the awards vest. Our initial quarterly dividend payment was made in the third quarter of 2012. The payment of any future dividends and any other returns of capital, including stock buybacks, will be at the discretion of our Board of Directors and may be reduced, eliminated or increased and will be dependent upon our financial position, results of operations, available cash, cash flow, capital requirements, limitations under the Company's debt indentures as described in note 4 to our consolidated financial statements and other factors deemed relevant by our Board of Directors. We are a Delaware Corporation and under the General Corporate Law of the State of Delaware distributions may be restricted including a restriction that distributions, including stock purchases and dividends, do not result in an impairment of a corporation's capital, as defined under Delaware Law.

Performance Graph

        Our common stock currently trades on the NASDAQ Global Select Market. The chart below compares the relative changes in the cumulative total return of our common stock for the period from December 31, 2011 to December 31, 2016, against the cumulative total return for the same period of the (1) The Standard & Poor's 500 (S&P 500) Index and (2) the NASDAQ Telecommunications Index. The comparison below assumes $100 was invested on December 31, 2011 in our common stock, the S&P 500 Index and the NASDAQ Telecommunications Index, with dividends, if any, reinvested.

 COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Cogent Communications Holdings, the S&P 500 Index
and the NASDAQ Telecommunications Index

*
$100 invested on 12/31/10 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2016 S&P, a division of McGraw Hill Financial. All rights reserved.

	12/11	12/12	12/13	12/14	12/15	12/16
Cogent Communications Holdings Inc.	$100.00	$135.42	$247.57	$223.97	$229.63	$284.97
S&P 500	100.00	116.00	153.58	174.60	177.01	198.18
NASDAQ Telecommunications Index	100.00	102.78	143.40	149.42	144.02	153.88

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Issuer Purchases of Equity Securities

        Our Board of Directors had authorized a plan to permit the repurchase of up to $50.0 million of our common stock in negotiated and open market transactions through December 31, 2017. As of December 31, 2016, $43.3 million remained available for such negotiated and open market transactions concerning our common stock. We may purchase shares from time to time depending on market, economic, and other factors.

 Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2016	60,000	$34.91	60,000	$44,030,071
November 1-30, 2016	20,000	$35.69	20,000	$43,316,229
December 1-31, 2016	499	$35.88	499	$43,298,325

Equity Compensation Plan Information

        The information required by this Item 5 regarding Securities Authorized for Issuance Under Equity Compensation Plans is incorporated in this report by reference to the information set forth under the caption "Equity Plan Information" in our 2017 Proxy Statement.

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

	Years Ended December 31,
	2016	2015	2014	2013	2012
	(dollars in thousands)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Service revenue	$446,900	$404,234	$380,003	$347,979	$316,973
Operating expenses:
Network operations	193,493	173,926	159,405	149,718	143,113
Equity-based compensation expense—network operations	573	584	488	507	529
Selling, general, and administrative	110,547	102,172	98,596	79,030	72,091
Equity-based compensation expense—SG&A	10,162	10,931	9,083	8,212	7,794
Depreciation and amortization	75,235	70,527	69,481	64,358	62,478

Total operating expenses	390,010	358,140	337,053	301,825	286,005
Losses on debt redemption and extinguishment	(587)	(10,144)	—	—	—
Gains—lease obligation restructurings and releases	—	11,643	—	—	—
Gains on equipment exchanges	7,739	5,443	10,950	—	—

Operating income	64,042	53,036	53,900	46,154	30,968
Interest expense	(40,803)	(41,280)	(49,945)	(41,797)	(36,319)
Interest income and other, net	1,021	956	536	2,630	1,851

Income (loss) before income taxes	24,260	12,712	4,491	6,987	(3,500)
Income tax (expense) benefit	(9,331)	(7,816)	(3,694)	49,702	(751)

Net income (loss)	$14,929	$4,896	$797	$56,689	$(4,251)

Net income (loss) per common share—basic	$0.33	$0.11	$0.02	$1.22	$(0.09)

Net income (loss) income per common share—diluted	$0.33	$0.11	$0.02	$1.21	$(0.09)

Dividends declared per common share	$1.51	$1.46	$1.17	$0.76	$0.21
Weighted-average common shares—basic	44,641,805	44,888,723	45,960,720	46,286,735	45,514,844

Weighted-average common shares—diluted	44,873,830	45,159,849	46,349,670	46,996,904	45,514,844

CONSOLIDATED BALANCE SHEET DATA (AT PERIOD END):
Total assets	$737,892	$662,816	$754,914	$751,269	$602,993
Long-term debt (including capital leases and current portion) (net of unamortized discount of $257, $817, $0, $3,099 and $9,494, respectively, including unamortized premium of $462 in 2016, $4,230 in 2014 and $5,423 in 2013, and net of unamortized debt costs of $4,832, $4,557, $6,861, $3,832, and $3,538, respectively)	707,080	601,839	603,907	492,249	391,894

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

        Our network is comprised of in-building riser facilities, metropolitan optical fiber networks, metropolitan traffic aggregation points and inter-city transport facilities. Our network is physically connected entirely through our facilities to 2,373 buildings in which we provide our on-net services, including 1,592 multi-tenant office buildings. We also provide on-net services in carrier-neutral data centers, Cogent controlled data centers and single-tenant office buildings. We operate 52 Cogent controlled data centers totaling 595,000 square feet. Because of our integrated network architecture, we are not dependent on local telephone companies or cable companies to serve our on-net customers. We emphasize the sale of our on-net services because we believe we have a competitive advantage in providing these services and these services generate gross profit margins that are greater than the gross profit margins of our off-net services.

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

Results of Operations

Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

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

	Year Ended December 31,
			Percent Change
	2016	2015
	(in thousands)
Service revenue	$446,900	$404,234	10.6%
On-net revenues	323,602	294,845	9.8%
Off-net revenues	122,337	108,360	12.9%
Non-core revenues	961	1,029	(6.6)%
Network operations expenses(1)	194,066	174,510	11.2%
Selling, general, and administrative expenses(2)	120,709	113,103	6.7%
Depreciation and amortization expenses	75,235	70,527	6.7%
Gains on capital lease terminations	—	11,643	NM
Gains on equipment transactions	7,739	5,443	42.2%
Losses on debt extinguishment and redemption	587	10,144	NM
Interest expense	40,803	41,280	(1.2)%
Income tax expense	9,331	7,816	19.4%

NM—Not meaningful

(1)
Includes non-cash equity-based compensation expense of $573 and $584 for 2016 and 2015, respectively.

(2)
Includes non-cash equity-based compensation expense of $10,162 and $10,931 for 2016 and 2015, respectively.

	Year Ended December 31,
			Percent Change
	2016	2015
Other Operating Data
Average Revenue Per Unit (ARPU)
ARPU—on net	$548	$576	(4.9)%
ARPU—off-net	$1,284	$1,353	(5.0)%
Average price per megabit	$1.34	$1.61	(16.8)%
Customer Connections—end of period
On-net	52,874	45,473	16.3%
Off-net	8,598	7,279	18.1%

        Service Revenue.    Our service revenue increased 10.6% from 2015 to 2016. Exchange rates negatively impacted our increase in service revenue by approximately $0.9 million. All foreign currency comparisons herein reflect results for 2016 translated at the average foreign currency exchange rates for 2015. For 2016 and 2015, on-net, off-net and non-core revenues represented 72.4%, 27.4% and 0.2% and 72.9%, 26.8% and 0.3% of our service revenue, respectively. Revenue recognition standards include guidance relating to any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, gross receipts taxes, Universal Service Fund fees and certain state regulatory fees. We record these taxes billed to our customers on a gross basis (as service revenue and network operations expense) in our consolidated statements of operations. The impact of these taxes including the Universal Service Fund resulted in an increase of our revenues for 2016 of approximately $5.5 million.

        Revenue from our corporate and net-centric customers represented 60.4% and 39.6% of our service revenue, respectively, for 2016, and represented 58.3% and 41.7% of our service revenue, respectively, for 2015. Revenue from corporate customers increased 14.7% from $235.5 million for 2015 to $270.1 million for 2016 due to an increase in our number of corporate customers. Revenue from our net-centric customers increased by 4.8% from $168.7 million for 2015 to $176.8 million for 2016 primarily due to an increase in our number of net-centric customers, partially offset by the negative impact of foreign exchange and a decline in our average price per megabit.

        Our on-net revenue increased 9.8% from 2015 to 2016. We increased the number of our on-net customer connections by 16.3% from December 31, 2015 to December 31, 2016. On-net customer connections increased at a greater rate than on-net revenues primarily due to the 4.9% decline in our on-net ARPU, primarily from a decline in ARPU for our net centric customers. ARPU is determined by dividing revenue for the period by the average customer connections for that period. Our average price per megabit for our installed base of customers is determined by dividing the aggregate monthly recurring fixed charges for those customers by the aggregate committed data rate for the same customers. The decline in on-net ARPU is partly attributed to volume and term based pricing discounts. Additionally, on-net customers who cancel their service from our installed base of customers, in general, have an ARPU that is greater than the ARPU for our new customers due to declining prices primarily for our on-net services sold to our net-centric customers. These trends resulted in the reduction to our on-net ARPU and a 16.8% decline in our average price per megabit for our installed base of customers.

        Our off-net revenue increased 12.9% from 2015 to 2016. Our off-net customer connections increased 18.1% from December 31, 2015 to December 31, 2016. Our off-net customer connections increased at a greater rate than our off-net revenue due to the 5.0% decrease in our off-net ARPU.

        Our non-core revenue decreased 6.6% from 2015 to 2016. We do not actively market these acquired non-core services and expect that the service revenue associated with them will continue to decline.

        Network Operations Expenses.    Network operations expenses include the costs of personnel associated with service delivery, network management, and customer support, network facilities costs, fiber and equipment maintenance fees, leased circuit costs, and access and facilities fees paid to building owners. Non-cash equity-based compensation expense is included in network operations expenses consistent with the classification of the employee's salary and other compensation. Our network operations expenses, including non-cash equity-based compensation expense, increased 11.2% from 2015 to 2016. The increase is primarily attributable to an increase in costs related to our network and facilities expansion activities, a $5.5 million increase in excise taxes billed to our customers recorded on a gross basis (in service revenue and cost of network operations expense) and the increase in our off-net revenues. When we provide off-net services we also assume the cost of the associated tail-circuits.

        Selling, General, and Administrative Expenses ("SG&A").    Our SG&A expenses, including non-cash equity-based compensation expense, increased 6.7% from 2015 to 2016. Non cash equity-based compensation expense is included in SG&A expenses consistent with the classification of the employee's salary and other compensation and was $10.9 million for 2015 and $10.2 million for 2016. SG&A expenses increased primarily from an increase in salaries and related costs required to support our expansion and increases in our sales efforts, an increase in our headcount and a $3.1 million charge related to a proposed settlement of a class action wage and hour claim for certain of our current and past sales reps, partly offset by a $0.5 million decrease in our legal fees primarily associated with U.S. net neutrality and interconnection regulatory matters. Our sales force headcount increased by 9.5% from 495 at December 31, 2015 to 542 at December 31, 2016 and our total headcount increased by 7.1% from 828 at December 31, 2015 to 887 at December 31, 2016.

        Depreciation and Amortization Expenses.    Our depreciation and amortization expenses increased 6.7% from 2015 to 2016. The increase is primarily due to the depreciation expense associated with the increase related to newly deployed fixed assets more than offsetting the decline in depreciation expense from fully depreciated fixed assets.

        Gains on Equipment Transactions.    We exchanged certain used network equipment and cash consideration for new network equipment resulting in gains of $5.4 million for 2015 and $7.7 million for 2016. The gains are based upon the excess of the estimated fair value of the new network equipment over the carrying amount of the returned used network equipment and the cash paid.

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

        Debt extinguishment, redemption and new debt issuance—$250.0 million.    In March 2015, we redeemed our $240.0 million 8.375% senior notes due in 2018 at a redemption price of 104.188% of the $240.0 million principal amount thereof plus accrued and unpaid interest with the proceeds from our February 2015 issuance of $250.0 million of 5.375% senior secured notes and existing cash on hand. As a result of this transaction we incurred a loss on debt extinguishment and redemption of $10.1 million in 2015.

        Interest Expense.    Interest expense results from interest incurred on our $125.0 million of senior secured notes that we issued on December 2, 2016, $250.0 million of senior secured notes that we issued on February 20, 2015, $200.0 million of senior unsecured notes that we issued on April 9, 2014, $240.0 million of senior secured notes that we issued in August 2013 and January 2011 and redeemed in March 2015, interest on our installment payment agreement and interest on our capital lease obligations. Our interest expense decreased by 1.2% primarily due to the March 2015 redemption of our $240 million of 8.375% senior secured notes that carried a higher interest rate than our $250.0 million of 5.375% senior secured notes that we issued in February 2015. Additionally, in March 2015 we elected to terminate $29.9 million of capital lease obligations in Spain with a vendor reducing our interest expense on our capital leases.

        In the second quarter of 2016, we paid $10.9 million for the purchase of $10.8 million of par value and accrued interest of our $200.0 million senior unsecured notes reducing the principal to $189.2 million and resulting in a loss of $0.2 million. The loss resulted from the write off of the remaining unamortized debt issuance costs related to the purchased notes. In June 2016, we elected to repay the outstanding $17.1 million principal balance of our installment payment agreement before its maturity date resulting in a loss of $0.4 million from the remaining unamortized discount.

        Income Tax Expense.    Our income tax expense was $9.3 million for 2016 and $7.8 million for 2015. The increase in our income tax expense was primarily related to an increase in deferred income tax expense due to an increase in income before taxes in the United States.

        Buildings On-net.    As of December 31, 2016 and 2015 we had a total of 2,373 and 2,251 on-net buildings connected to our network, respectively.

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

        Debt extinguishment, redemption and new debt issuance—$250.0 million.    In March 2015, we redeemed our $240.0 million 8.375% senior notes due in 2018 at a redemption price of 104.188% of the $240.0 million principal amount thereof plus accrued and unpaid interest with the proceeds from our February 2015 issuance of $250.0 million of 5.375% senior secured notes and existing cash on hand.

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

Liquidity and Capital Resources

        In assessing our short term and long term liquidity, management reviews and analyzes our current cash balances, short-term investments, accounts receivable, accounts payable, accrued liabilities, capital expenditure and operating expense commitments, and required capital lease, interest and debt payments and other obligations.

        The following table sets forth our consolidated cash flows.

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Net cash provided by operating activities	$107,967	$83,809	$73,046
Net cash used in investing activities	(45,234)	(35,471)	(59,942)
Net cash provided by (used in) financing activities	8,341	(128,847)	(26,627)
Effect of exchange rates on cash	(346)	(3,690)	(3,553)

Net increase (decrease) in cash and cash equivalents during the year	$70,728	$(84,199)	$(17,076)

        Net Cash Provided By Operating Activities.    Our primary source of operating cash is receipts from our customers who are billed on a monthly basis for our services. Our primary uses of operating cash are payments made to our vendors, employees and interest payments made to our capital lease vendors and our note holders. Our changes in cash provided by operating activities are primarily due to changes in our operating profit and changes in our interest payments. Cash provided by operating activities for 2016, 2015 and 2014 includes interest payments on our note obligations of $24.5 million, $29.3 million and $26.3 million, respectively.

        Net Cash Used In Investing Activities.    Our primary use of investing cash is for purchases of property and equipment. These amounts were $45.2 million, $35.6 million and $60.0 million for 2016,

2015 and 2014, respectively. The annual changes in purchases of property and equipment are primarily due to the timing and scope of our network expansion activities including geographic expansion and adding buildings to our network. In 2016 and 2015 we obtained $5.5 million and $21.9 million, respectively, of network equipment and software in non-cash exchanges for notes payable under an installment payment agreement.

        Net Cash Provided By (Used In) Financing Activities.    Our primary uses of cash for financing activities are for dividend payments, stock purchases and principal payments under our capital lease obligations. In 2015 we redeemed our $240.0 million senior secured notes for a payment of $251.3 million. Amounts paid under our stock buyback program were $4.5 million for 2016, $39.4 million for 2015 and $58.6 million for 2014. During 2016, 2015 and 2014 we paid $68.2 million, $66.3 million and $54.2 million, respectively, for our dividend payments. Our dividend payments have primarily increased from quarterly increases in our regular quarterly dividend per share amount. Principal payments under our capital lease obligations were $12.5 million, $20.2 million and $18.2 million for 2016, 2015 and 2014, respectively, and are impacted by the timing and extent of our network expansion activities. Our financing activities also include proceeds from and repayments of our debt offerings. In December 2016 we received net proceeds of $124.3 million from the issuance of our $125.0 million of senior secured notes. In 2015 we received net proceeds of $248.6 million from the issuance of our $250.0 million senior secured notes. In 2014 we received net proceeds of $195.8 million from the issuance of our $200.0 million senior unsecured notes. During 2016 we paid $10.9 million for the purchase of $10.8 million of par value and accrued interest of our $200.0 million senior unsecured notes and we elected to repay the outstanding $17.1 million principal balance of our installment payment agreement prior to its maturity date. Total installment payment agreement principal payments were $21.2 million and $0.7 million for 2016 and 2015, respectively.

Indebtedness

        Our total indebtedness, at par, at December 31, 2016 was $711.7 million. Our total indebtedness at December 31, 2016 includes $142.0 million of capital lease obligations for dark fiber primarily under 15-20 year IRUs. Our total cash and cash equivalents were $274.3 million at December 31, 2016.

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

Senior unsecured notes—$189.2 million

        Group is obligor on our $189.2 million (originally $200.0 million) of 5.625% senior unsecured notes due 2021 (the "2021 Notes"). The 2021 Notes were sold in private offerings for resale to qualified institutional buyers pursuant to SEC Rule 144A. Holdings provided a guarantee of the 2021 Notes but Holdings is not subject to the covenants under the indenture.

        In the second quarter of 2016, we paid $10.9 million for the purchase of $10.8 million of par value and accrued interest on our 2021 Notes reducing the principal amount to $189.2 million and resulting in a loss of $0.2 million. The loss resulted from the write off of the remaining unamortized debt issuance costs related to the purchased notes.

Debt extinguishment, redemption and new debt issuances—$375.0 million senior secured notes

        In March 2015, Group redeemed its $240.0 million 8.375% senior notes due in 2018 (the "2018 Notes") with the proceeds from its February 2015 issuance of $250.0 million of 5.375% senior secured notes (the "2022 Notes") and existing cash on hand. In February 2015 we deposited $251.6 million with the trustee for the benefit of the holders of the 2018 Notes in order to redeem on March 12, 2015 the entire outstanding amount of 2018 Notes at a redemption price of 104.188% of the $240.0 million principal amount thereof plus accrued and unpaid interest. As a result of this transaction we incurred a loss on debt extinguishment and redemption of $10.1 million. In December 2016, we issued an additional $125.0 million of our 2022 Notes at a premium of 100.365%.

        The 2022 Notes were sold in private offerings for resale to qualified institutional buyers pursuant to SEC Rule 144A and mature on March 1, 2022. Interest accrues at 5.375% and is paid semi-annually in arrears on March 1 and September 1 of each year. The net proceeds from the February 2015 offering were $248.6 million and the net proceeds were $124.3 million from the December 2016 offering after deducting discounts and commissions and offering expenses.

Senior secured notes—$240.0 million

        In January 2011 and in August 2013, we issued our 2018 Notes for aggregate principal amounts of $175.0 million and $65.0 million, respectively, in private offerings for resale to qualified institutional buyers pursuant to SEC Rule 144A. The 2018 Notes were secured and bore interest at 8.375% per annum. Interest was payable in cash semiannually in arrears on February 15 and August 15, of each year. In January 2011, we received net proceeds of $170.5 million after deducting $4.5 million of issuance costs from issuing $175.0 million of our 2018 Notes. In August 2013, we received net proceeds of approximately $69.9 million after deducting $1.0 million of issuance costs from issuing $65.0 million of 2018 Notes. The 2018 Notes sold in August 2013 were sold at 109.00% of par value. The resulting $5.9 million premium was being amortized as a reduction to interest expense to the maturity date using the effective interest rate method. In March 2015, the 2018 Notes were extinguished and redeemed with the proceeds of our issuance of our $250.0 million of 2022 Notes and cash on hand.

Limitations under the indentures

        The indentures governing our 2022 and 2021 Notes, among other things, limit our ability to incur indebtedness; to pay dividends or make other distributions; to make certain investments and other restricted payments; to create liens; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; to incur restrictions on the ability of a subsidiary to pay dividends or make other payments; and to enter into certain transactions with our affiliates. Limitations on the ability to incur additional indebtedness (excluding IRU agreements incurred in the normal course of business) include a restriction on incurring additional indebtedness if our consolidated leverage ratio, as defined in the indentures, is greater than 5.0. The indentures prohibit certain payments, such as dividends and stock purchases, when our consolidated leverage ratio, as defined by the indentures, is greater than 4.25. The unrestricted payment amount may be increased by our consolidated cash flow, as defined in the indentures, as long as our consolidated leverage ratio is less than 4.25. Our consolidated leverage ratio is currently above 4.25 as of December 31, 2016, and we have a total of $147.8 million that is permitted for investment payments including dividends and stock purchases.

Summarized Financial Information of Holdings

        Holdings is a guarantor under the 2021 and 2022 Notes. Under the indentures we are required to disclose financial information of Holdings including its assets, liabilities and its operating results

("Holdings Financial Information"). The Holdings Financial Information as of and for the year ended December 31, 2016 is detailed below (in thousands).

December 31, 2016
(Unaudited)
Cash and cash equivalents	$142,638

Total assets	$142,638

Investment from subsidiaries	$294,575
Common stock	45
Accumulated deficit	(151,982)

Total equity	$142,638

Year Ended December 31, 2016
(Unaudited)
Equity-based compensation expense	$11,910
Interest income	145

Net loss	$(11,765)

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

Common Stock Buyback Program

        Our Board of Directors has approved through December 31, 2017, purchases of our common stock under a buyback program (the "Buyback Program"). We purchased 0.1 million shares of our common stock for $4.5 million during the year ended December 31, 2016, 1.2 million shares of our common stock for $39.4 million during the year ended December 31, 2015 and 1.7 million shares of our common stock for $58.6 million during the year ended December 31, 2014. As of December 31, 2016 there was a total of $43.3 million available under the Buyback Program.

Dividends on Common Stock

        Dividends are recorded as a reduction to retained earnings. Dividends on unvested restricted shares of common stock are paid as the awards vest. Our initial quarterly dividend payment was made in the third quarter of 2012. On February 22, 2017, our Board of Directors approved the payment of our quarterly dividend of $0.42 per common share. The dividend for the first quarter of 2017 will be paid to holders of record on March 10, 2017. This estimated $18.7 million dividend payment is expected to be made on March 24, 2017.

        The payment of any future dividends and any other returns of capital, including stock buybacks, will be at the discretion of our Board of Directors and may be reduced, eliminated or increased and will be dependent upon our financial position, results of operations, available cash, cash flow, capital requirements, limitations under our debt indentures and other factors deemed relevant by the our Board of Directors. We are a Delaware Corporation and under the General Corporate Law of the State of Delaware distributions may be restricted including a restriction that distributions, including stock purchases and dividends, do not result in an impairment of a corporation's capital, as defined under Delaware Law. The indentures governing our notes limit our ability to return cash to our stockholders. See note 4 to our consolidated financial statements for additional discussion of limitations on distributions.

Contractual Obligations and Commitments

        The following table summarizes our contractual cash obligations and other commercial commitments as of December 31, 2016.

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
	(in thousands)
Debt(1)	728,507	33,593	64,331	245,505	385,078
Capital lease obligations(2)	299,144	21,161	39,455	38,730	199,798
Operating leases(3)	156,110	33,125	45,775	32,946	44,264
Unconditional purchase obligations(4)	27,100	10,581	1,786	1,762	12,971

Total contractual cash obligations	$1,210,861	$98,460	$151,347	$318,943	$642,111

(1)
These amounts include interest and principal payment obligations on our $375.0 million of 2022 Notes through the maturity date of March 1, 2022 and interest and principal payments on our $189.2 million of 2021 Notes through the maturity date of April 15, 2021 and $5.5 million due under an installment payment agreement with a vendor.

(2)
The capital lease obligations above were incurred in connection with IRUs for inter-city and intra-city dark fiber underlying substantial portions of our network. These capital leases are presented on our balance sheet at the net present value of the future minimum lease payments, or $142.0 million at December 31, 2016. These leases generally have initial terms of 15 to 20 years

(3)
These amounts include amounts due under our operating leases.

(4)
These amounts include amounts due under unconditional purchase obligations including dark fiber IRU operating and capital lease agreements entered into prior to December 31, 2016.

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

        Revenue recognition standards include guidance relating to taxes or surcharges assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer and may include, but are not limited to, gross receipts taxes, excise taxes, Universal Service Fund fees and certain state regulatory fees. Such charges may be presented gross or net based upon our accounting policy election. We record certain excise taxes and surcharges on a gross basis and includes them in our service revenue and cost of network operations.

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

Recent Accounting Pronouncements

Recent Accounting Pronouncements—to be Adopted

        In February 2016, the FASB issued ASU No. 2016-02, Leases. This ASU will replace most existing lease accounting guidance when it becomes effective. The new standard is effective for us beginning on January 1, 2019. Early application is permitted. The standard must be adopted using the modified retrospective approach for all leases that exist at or commence after the beginning of the earliest comparative period presented (with the option to apply certain practical expedients), which for us will be the period beginning January 1, 2017. The standard will require us to record a right to use asset and a lease liability for most of our leases, including our leases currently treated as operating leases. We are evaluating the effect that ASU 2016-02 will have on our consolidated financial statements and related disclosures. We have not yet determined the effect of the standard on our ongoing financial reporting or quantified the impact to our balance sheet, however we do expect the right to use asset and lease liability recorded will be material. We do not expect to early adopt this ASU.

        In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers, and also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. This ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for us on January 1, 2018. Early application is permitted for annual periods beginning after December 15, 2016. The standard permits the use of either the full retrospective or modified retrospective transition method. We anticipate adopting ASU 2014-09 using the modified retrospective transition method on January 1, 2018. Under the modified retrospective method, the cumulative effect of applying the standard would be recognized at the date of initial application. We do not expect to early adopt this ASU.

        We have not quantified the effect of adopting ASU No. 2014-09, however we anticipate the period for which we recognize revenue for fees billed in connection with customer installations will change. We expect that revenues will be recognized over the contract term for installation fees associated with customer contracts with terms that are longer than month-to-month, which may be a shorter period than the average customer life currently used, because the fee does not give rise to a material right as defined by ASU No. 2014-09. We expect that revenues will be recognized over the estimated average customer life for installation fees associated with month-to-month contracts, because the fee represents a material right. The impact of adopting the new standard on our total service revenue and operating income is not expected to be material. Additionally, we will be required to capitalize certain contract acquisition costs, including commissions paid to our sales team and agents, and to amortize these costs over the period the services are transferred. We currently expense these contract acquisition costs as incurred.

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

Foreign Currency Exchange Risk

        Our operations outside of the United States expose us to potentially unfavorable adverse movements in foreign currency rate changes. We have not entered into forward exchange contracts related to our foreign currency exposure. While we record financial results and assets and liabilities from our international operations in the functional currency, which is generally the local currency, these results are reflected in our consolidated financial statements in US dollars. Therefore, our reported results are exposed to fluctuations in the exchange rates between the US dollar and the local currencies, in particular the Euro and the Canadian dollar. In addition, we may fund certain cash flow requirements of our international operations in US dollars. Accordingly, in the event that the local currencies strengthen versus the US dollar to a greater extent than planned, the revenues, expenses and cash flow requirements associated with our international operations may be significantly higher in US-dollar terms than planned. During the year ended December 31, 2016, our foreign activities accounted for 22% of our consolidated revenue. A 1% change in foreign exchange rates would impact our consolidated annual revenue by approximately $0.9 million. Changes in foreign currency rates could adversely affect our operating results.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Cogent Communications Holdings, Inc.

        We have audited the accompanying consolidated balance sheets of Cogent Communications Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive income (loss), changes in stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the index at 15(a) 2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cogent Communications Holdings, Inc. and subsidiaries at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 1 to the consolidated financial statements, the Company changed its method for accounting for share-based payments as a result of the adoption of the amendments to the FASB Accounting Standards Codification resulting from Accounting Standards Update No. 2016-09, "Improvements to Employee Share-Based Payment Accounting," effective January 1, 2016.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cogent Communications Holdings, Inc.'s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, VA
February 24, 2017

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2016 AND 2015

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	2016	2015
Assets
Current assets:
Cash and cash equivalents	$274,319	$203,591
Accounts receivable, net of allowance for doubtful accounts of $1,734 and $1,757, respectively	33,598	30,718
Prepaid expenses and other current assets	19,706	17,030

Total current assets	327,623	251,339
Property and equipment:
Property and equipment	1,136,470	1,070,111
Accumulated depreciation and amortization	(774,829)	(709,975)

Total property and equipment, net	361,641	360,136
Deferred tax assets	42,241	45,142
Deposits and other assets ($128 and $355 restricted, respectively)	6,387	6,199

Total assets	$737,892	$662,816

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$11,551	$12,401
Accrued and other current liabilities	47,149	38,355
Installment payment agreement, current portion, net of discount of $204 and $678, respectively	2,587	11,901
Current maturities, capital lease obligations	6,626	6,247

Total current liabilities	67,913	68,904
Senior secured 2022 notes, net of unamortized debt costs of $2,257 and $1,252, respectively and including premium of $462 in 2016	373,205	248,748
Senior unsecured 2021 notes, net of unamortized debt costs of $2,575 and $3,305, respectively	186,650	196,695
Capital lease obligations, net of current maturities	135,335	129,763
Other long term liabilities	28,043	30,977

Total liabilities	791,146	675,087

Commitments and contingencies
Stockholders' equity:
Common stock, $0.001 par value; 75,000,000 shares authorized; 45,478,787 and 45,198,718 shares issued and outstanding, respectively	45	45
Additional paid-in capital	442,799	434,161
Accumulated other comprehensive income	(17,193)	(14,693)
Accumulated deficit	(478,905)	(431,784)

Total stockholders' deficit	(53,254)	(12,271)

Total liabilities and stockholders' equity	$737,892	$662,816

The accompanying notes are an integral part of these consolidated balance sheets.

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR EACH OF THE THREE YEARS ENDED DECEMBER 31, 2016

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	2016	2015	2014
Service revenue	$446,900	$404,234	$380,003
Operating expenses:
Network operations (including $573, $584 and $488 of equity-based compensation expense, respectively), exclusive of amounts shown separately	194,066	174,510	159,893
Selling, general, and administrative (including $10,162, $10,931 and $9,083 of equity-based compensation expense, respectively)	120,709	113,103	107,679
Depreciation and amortization	75,235	70,527	69,481

Total operating expenses	390,010	358,140	337,053

Gains on equipment transactions	7,739	5,443	10,950
Gains on capital lease terminations	—	11,643	—
Losses on debt extinguishment and redemption	(587)	(10,144)	—

Operating income	64,042	53,036	53,900
Interest income and other	1,021	956	536
Interest expense	(40,803)	(41,280)	(49,945)

Income before income taxes	24,260	12,712	4,491
Income tax expense	(9,331)	(7,816)	(3,694)

Net income	$14,929	$4,896	$797

Comprehensive income (loss):
Net income	$14,929	$4,896	$797
Foreign currency translation adjustment	(2,500)	(8,231)	(8,598)

Comprehensive income (loss)	$12,429	$(3,335)	$(7,801)

Basic net income per common share	$0.33	$0.11	$0.02

Diluted net income per common share	$0.33	$0.11	$0.02

Dividends declared per common share	$1.51	$1.46	$1.17

Weighted-average common shares—basic	44,641,805	44,888,723	45,960,720

Weighted-average common shares—diluted	44,873,030	45,159,489	46,349,670

The accompanying notes are an integral part of these consolidated statements.

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

FOR EACH OF THE THREE YEARS ENDED DECEMBER 31, 2016

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	Common Stock			Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital		Accumulated Deficit	Total Stockholder's Equity (Deficit)
	Shares	Amount
Balance at December 31, 2013	47,334,218	$47	$508,256	$2,136	$(316,947)	$193,492

Forfeitures of shares granted to employees	(35,290)	—	—	—	—	—
Equity-based compensation	—	—	10,385	—	—	10,385
Foreign currency translation	—	—	—	(8,598)	—	(8,598)
Issuances of common stock	792,550	—	1	—	—	1
Exercises of options	38,379	—	533	—	—	533
Common stock purchases and retirement	(1,731,128)	(1)	(58,582)	—	—	(58,583)
Excess income tax benefit	—	—	(17)	—	—	(17)
Dividends paid	—	—	—	—	(54,216)	(54,216)
Net income	—	—	—	—	797	797

Balance at December 31, 2014	46,398,729	$46	$460,576	$(6,462)	$(370,366)	$83,794

Forfeitures of shares granted to employees	(47,705)	—	—	—	—	—
Equity-based compensation	—	—	12,554	—	—	12,554
Foreign currency translation	—	—	—	(8,231)	—	(8,231)
Issuances of common stock	62,900	—	—	—	—	—
Exercises of options	27,676	—	423	—	—	423
Common stock purchases and retirement	(1,242,882)	(1)	(39,394)	—	—	(39,395)
Excess income tax benefit	—	—	2	—	—	2
Dividends paid	—	—	—	—	(66,314)	(66,314)
Net income	—	—	—	—	4,896	4,896

Balance at December 31, 2015	45,198,718	$45	$434,161	$(14,693)	$(431,784)	$(12,271)

Cumulative-effect adjustment from adoption of ASU 2016-09 (Note 1)	—	—	—	—	6,160	6,160
Forfeitures of shares granted to employees	(3,824)	—	—	—	—	—
Equity-based compensation	—	—	11,910	—	—	11,910
Foreign currency translation	—	—	—	(2,500)	—	(2,500)
Issuances of common stock	358,130	—	—	—	—	—
Exercises of options	53,245	—	1,220	—	—	1,220
Common stock purchases and retirement	(127,482)	—	(4,492)	—	—	(4,492)
Dividends paid	—	—	—	—	(68,210)	(68,210)
Net income	—	—	—	—	14,929	14,929

Balance at December 31, 2016	45,478,787	$45	$442,799	$(17,193)	$(478,905)	$(53,254)

The accompanying notes are an integral part of these consolidated statements.

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR EACH OF THE THREE YEARS ENDED DECEMBER 31, 2016

(IN THOUSANDS)

	2016	2015	2014
Cash flows from operating activities:
Net income	$14,929	$4,896	$797
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	75,235	70,527	69,481
Amortization of debt discount and premium	1,105	171	1,976
Equity-based compensation expense (net of amounts capitalized)	10,735	11,515	9,571
Losses on debt extinguishment and redemption	587	10,144	—
Gains on capital lease terminations	—	(11,643)	—
Gains—equipment transactions and other, net	(7,674)	(4,866)	(10,382)
Deferred income taxes	9,224	7,709	3,163
Changes in operating assets and liabilities:
Accounts receivable	(3,183)	1,119	(3,938)
Prepaid expenses and other current assets	(2,923)	(2,898)	(2,338)
Deposits and other assets	(336)	(221)	219
Accounts payable, accrued liabilities and other long-term liabilities	10,268	(2,644)	4,497

Net cash provided by operating activities	107,967	83,809	73,046

Cash flows from investing activities:
Purchases of property and equipment	(45,234)	(35,582)	(60,032)
Proceeds from asset sales	—	111	90

Net cash used in investing activities	(45,234)	(35,471)	(59,942)

Cash flows from financing activities:
Net proceeds from issuance of 2022 secured notes—net of debt costs of $1,202 and $1,397, respectively	124,267	248,603	—
Net proceeds from issuance of 2021 unsecured notes—net of debt costs of $4,176	—	—	195,824
Extinguishment of 2021 unsecured notes	(10,775)	—	—
Redemption of 2018 secured notes	—	(251,280)	—
Repayment of convertible notes	—	—	(91,978)
Dividends paid	(68,210)	(66,314)	(54,216)
Principal payments of capital lease obligations	(12,466)	(20,215)	(18,208)
Principal payments of installment payment agreement	(21,203)	(670)	—
Purchases of common stock	(4,492)	(39,394)	(58,582)
Proceeds from exercises of common stock options	1,220	423	533

Net cash provided by (used in) financing activities	8,341	(128,847)	(26,627)

Effect of exchange rate changes on cash	(346)	(3,690)	(3,553)

Net increase (decrease) in cash and cash equivalents	70,728	(84,199)	(17,076)
Cash and cash equivalents, beginning of year	203,591	287,790	304,866

Cash and cash equivalents, end of year	$274,319	$203,591	$287,790

Supplemental disclosures of cash flow information:
Cash paid for interest	$37,125	$44,383	$46,531
Cash paid for income taxes	143	577	1,896
Non-cash investing and financing activities:
Capital lease obligations incurred	18,439	25,794	28,707
PP&E obtained for installment payment agreement	5,521	21,873	—
Fair value of equipment acquired in leases	2,110	595	174
Non-cash component of network equipment obtained in exchange transactions	7,739	8,156	11,031

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

        The Company establishes an allowance for doubtful accounts and other sales credit adjustments related to its trade receivables. Trade receivables are recorded at the invoiced amount and can bear interest. Allowances for sales credits are established through a reduction of revenue, while allowances for doubtful accounts are established through a charge to selling, general, and administrative expenses as bad debt expense. The Company assesses the adequacy of these reserves by evaluating factors, such as the length of time individual receivables are past due, historical collection experience, and changes in the credit worthiness of its customers. The Company also assesses the ability of specific customers to meet their financial obligations and establishes specific allowances related to these customers. If circumstances relating to specific customers change or economic conditions change such that the Company's past collection experience and assessment of the economic environment are no longer appropriate, the Company's estimate of the recoverability of its trade receivables could be impacted. Accounts receivable balances are written-off against the allowance for doubtful accounts after all means of internal collection activities have been exhausted and the potential for recovery is considered

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Description of the business and summary of significant accounting policies: (Continued)

remote. The Company recognized bad debt expense, net of recoveries, of $2.8 million, $3.3 million and $3.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Gross receipts taxes, universal service fund and other surcharges

        Revenue recognition standards include guidance relating to taxes or surcharges assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer and may include, but are not limited to, gross receipts taxes, excise taxes, Universal Service Fund fees and certain state regulatory fees. Such charges may be presented gross or net based upon the Company's accounting policy election. The Company records certain excise taxes and surcharges on a gross basis and includes them in its revenues and costs of network operations. Excise taxes and surcharges billed to customers and recorded on a gross basis (as service revenue and network operations expense) were $9.1 million, $3.6 million, and $0.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

        At December 31, 2016 and December 31, 2015, the carrying amount of cash and cash equivalents, accounts receivable, prepaid and other current assets, accounts payable, and accrued expenses

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Description of the business and summary of significant accounting policies: (Continued)

approximated fair value because of the short-term nature of these instruments. The Company measures its cash equivalents at amortized cost, which approximates fair value based upon quoted market prices (Level 1). Based upon recent trading prices (Level 2—market approach) at December 31, 2016 the fair value of the Company's $189.2 million senior unsecured notes was $194.4 million and the fair value of the Company's $375.0 million senior secured notes was $388.1 million.

        The Company was party to letters of credit totaling $0.1 million as of December 31, 2016 and $0.3 million as of December 31, 2015. These letters of credit are secured by investments that are restricted and included in deposits and other assets.

Concentrations of credit risk

        The Company's assets that are exposed to credit risk consist of its cash and cash equivalents, other assets and accounts receivable. As of December 31, 2016 and 2015, the Company's cash equivalents were invested in demand deposit accounts, overnight investments and money market funds. The Company places its cash equivalents in instruments that meet high-quality credit standards as specified in the Company's investment policy guidelines. Accounts receivable are due from customers located in major metropolitan areas in the United States, Europe, Canada, Mexico and Asia. Receivables from the Company's net-centric (wholesale) customers are generally subject to a higher degree of credit risk than the Company's corporate customers.

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

Basic and diluted net income per common share

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

        The following details the determination of the diluted weighted average shares:

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Weighted average common shares—basic	44,641,805	44,888,723	45,960,720
Dilutive effect of stock options	31,760	40,196	59,196
Dilutive effect of restricted stock	199,465	230,570	329,754

Weighted average common shares—diluted	44,873,030	45,159,489	46,349,670

        The following details unvested shares of restricted common stock as well as the anti-dilutive effects of stock options and restricted stock awards outstanding:

	December 31, 2016	December 31, 2015	December 31, 2014
Unvested shares of restricted common stock	908,761	870,751	1,282,646
Anti-dilutive options for common stock	90,959	119,872	84,690
Anti-dilutive shares of restricted common stock	79,450	362,241	379,639

Recent accounting pronouncements—adopted

        In March 2016, the FASB issued ASU No. 2016-09, "Compensation—Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"). The ASU is effective for years beginning after December 15, 2016 and early adoption is permitted in any interim or

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Description of the business and summary of significant accounting policies: (Continued)

annual period. The Company elected to early adopt the ASU during the fourth quarter of 2016 as the Company believed that the new guidance reduces the complexity of accounting for share-based payments which, in turn, improves the usefulness of the information provided to the users of the Company's financial statements. ASU 2016-09 impacts the classification and timing of the recognition of excess tax benefits and tax deduction shortfalls. The tax effects of exercised or vested awards will be treated as discrete items in the reporting period in which they occur whereas prior to the adoption of this ASU, excess tax benefits or shortfalls were not recognized in the financial statements until they were realized through an adjustment to taxes payable. This provision of the ASU was adopted using the modified retrospective transition method by means of a cumulative-effect adjustment to accumulated deficit (equity) as of the beginning of the annual period of adoption (January 1, 2016). As a result of adopting ASU 2016-09 the Company recorded an increase to its deferred tax assets and an increase to stockholders equity of $6.2 million. ASU 2016-09 also updates guidance for purposes of computing diluted earnings per share, such that the Company will no longer include excess tax benefits in the assumed proceeds under the treasury stock method as these amounts will no longer be included in additional paid-in capital. This provision of the ASU will be adopted on a prospective basis. Additionally, under the ASU, cash flows related to excess tax benefits or tax deficiencies are reflected as operating activities, as opposed to financing activities under previous guidance, which the Company has elected to also adopt on a prospective basis.

Recent Accounting Pronouncements—to be Adopted

        In February 2016, the FASB issued ASU No. 2016-02, Leases ("ASU 2016-02"). This ASU will replace most existing lease accounting guidance when it becomes effective. The new standard is effective for the Company beginning on January 1, 2019. Early application is permitted. The standard must be adopted using the modified retrospective approach for all leases that exist at or commence after the beginning of the earliest comparative period presented (with the option to apply certain practical expedients), which for the Company will be the period beginning January 1, 2017. The standard will require the Company to record a right to use asset and a lease liability for most of its leases, including its leases currently treated as operating leases. The Company is evaluating the effect that ASU 2016-02 will have on its consolidated financial statements and related disclosures. The Company has not yet determined the effect of the standard on its ongoing financial reporting or quantified the impact to its balance sheet, however it does expect that the right to use asset and lease liability recorded will be material. The Company does not expect to early adopt this ASU.

        In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers, and also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. This ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2018. Early application is permitted for annual periods beginning after December 15, 2016. The standard permits the use of either the full retrospective or modified retrospective transition method. The Company anticipates adopting ASU 2014-09 using the modified retrospective transition method on January 1, 2018. Under the modified retrospective method, the cumulative effect of applying the standard would be recognized at the date of initial application. The Company does not expect to early adopt this ASU.

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Description of the business and summary of significant accounting policies: (Continued)

        The Company has not quantified the effect of adopting ASU 2014-09, however it anticipates that the period for which it recognizes revenue for fees billed in connection with customer installations will change. The Company expects that revenues will be recognized over the contract term for installation fees associated with customer contracts with terms that are longer than month-to-month, which may be a shorter period than the average customer life currently used, because the fee does not give rise to a material right as defined by ASU 2014-09. The Company expects that revenues will be recognized over the estimated average customer life for installation fees associated with month-to-month contracts, because the fee represents a material right. The impact of adopting the new standard on the Company's total service revenue and operating income is not expected to be material. Additionally, the Company will be required to capitalize certain contract acquisition costs, including commissions paid to its sales team and agents, and to amortize these costs over the period the services are transferred. The Company currently expenses these contract acquisition costs as incurred.

2. Property and equipment:

        Property and equipment consisted of the following (in thousands):

	December 31,
	2016	2015
Owned assets:
Network equipment	$476,786	$445,558
Leasehold improvements	182,734	169,245
System infrastructure	102,502	94,110
Software	9,523	9,400
Office and other equipment	13,735	12,855
Building	1,171	1,214
Land	99	103

	786,550	732,485
Less—Accumulated depreciation and amortization	(621,162)	(571,429)

	165,388	161,056
Assets under capital leases:
IRUs	349,920	337,626
Less—Accumulated depreciation and amortization	(153,667)	(138,546)

	196,253	199,080

Property and equipment, net	$361,641	$360,136

        Depreciation and amortization expense related to property and equipment and capital leases was $75.2 million, $70.5 million and $69.5 million, for 2016, 2015 and 2014, respectively.

        The Company capitalizes the compensation cost of employees directly involved with its construction activities. In 2016, 2015 and 2014, the Company capitalized compensation costs of $8.7 million, $8.3 million and $7.6 million respectively. These amounts are included in system infrastructure costs.

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Property and equipment: (Continued)

Exchange agreement

        In 2016, 2015 and 2014 the Company exchanged certain used network equipment and cash consideration for new network equipment. The fair value of the equipment received was estimated to be $15.5 million, $17.9 million and $23.1 million resulting in gains of $7.7 million, $5.3 million and $10.8 million respectively. The estimated fair value of the equipment received was based upon the cash consideration price the Company pays for the new network equipment on a standalone basis (Level 3).

Installment payment agreement

        In March 2015, the Company entered into an installment payment agreement ("IPA") with a vendor. Under the IPA the Company may purchase network equipment in exchange for interest free note obligations each with a twenty-four month term. There are no payments under each note obligation for the first six months followed by eighteen equal installment payments for the remaining eighteen month term. As of December 31, 2016 and December 31, 2015, there was $5.5 million and $21.2 million, respectively, of note obligations outstanding under the IPA, secured by the related equipment. The Company recorded the assets purchased and the present value of the note obligation utilizing an imputed interest rate. The resulting discounts totaling $0.3 million and $0.8 million as of December 31, 2016 and December 31, 2015, respectively, under the note obligations are being amortized over the note term using the effective interest rate method.

3. Accrued and other liabilities:

        Accrued and other current liabilities consist of the following (in thousands):

	December 31,
	2016	2015
Operating accruals	$24,356	$19,469
Deferred revenue—current portion	4,334	4,303
Payroll and benefits	4,170	3,455
Taxes—non-income based	4,037	3,347
Interest	10,252	7,781

Total	$47,149	$38,355

4. Long-term debt:

Debt extinguishment, redemption and new debt issuances—$375 million 2022 Notes

        In March 2015, Group redeemed its $240.0 million 8.375% senior notes due in 2018 (the "2018 Notes") with the proceeds from its February 2015 issuance of $250.0 million of 5.375% senior secured notes (the "2022 Notes") and existing cash on hand. The net proceeds from the offering were $248.6 million after deducting discounts and commissions and offering expenses. In February 2015 the Company deposited $251.6 million with the trustee for the benefit of the holders of the 2018 Notes in order to redeem on March 12, 2015 the entire outstanding amount of 2018 Notes at a redemption price of 104.188% of the $240.0 million principal amount thereof plus accrued interest. As a result of this transaction the Company incurred a loss on debt extinguishment and redemption of $10.1 million. In December 2016, the Company issued an additional $125.0 million par value of its 2022 Notes at a

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Long-term debt: (Continued)

premium of 100.375% of par value. The Company received net proceeds of $124.3 million after deducting $1.2 million of offering costs. The $0.5 million premium is amortized as a reduction to interest expense to the maturity date using the effective interest rate method. The net proceeds from these offerings are intended to be used for general corporate purposes.

        The 2022 Notes were sold in private offerings for resale to qualified institutional buyers pursuant to SEC Rule 144A and mature on March 1, 2022. Interest accrues at 5.375% beginning on February 20, 2015 and is paid semi-annually in arrears on March 1 and September 1 of each year. The indenture governing the 2022 Notes provides that the Company and each of the Company's existing domestic subsidiaries and future material domestic subsidiaries guarantee the 2022 Notes, subject to certain exceptions and permitted liens. The 2022 Notes are also secured by a pledge of all of the equity interests in Group's domestic subsidiaries and 65% of the equity interests in Group's first-tier foreign subsidiaries. The 2022 Notes and the subsidiary guarantees will be the Company's and the subsidiary guarantors' senior indebtedness and will rank pari passu in right of payment with all of the Company's and the subsidiary guarantors' existing and future senior indebtedness, effectively senior to Group's senior unsecured indebtedness to the extent of the value of the collateral securing the 2022 Notes and the subsidiary guarantees, including Group's $200.0 million 2021 Notes that were issued on April 9, 2014, described below, and senior to any of the Company's and the subsidiary guarantors' future subordinated indebtedness. The 2022 Notes are structurally subordinated to the liabilities of the non-guarantor subsidiaries and are effectively subordinated to the Company's and the subsidiary guarantors' secured indebtedness to the extent of the value of the collateral securing such indebtedness on a basis senior to the 2022 Notes and the subsidiary guarantees. Holdings is also a guarantor of the 2022 Notes; however Holdings' guarantee is unsecured and thus its guarantee is not secured by any of Holdings assets. Holdings is also not subject to the covenants under the indenture governing the 2022 Notes.

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

Senior unsecured notes—$189.2 million 2021 Notes

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

        The 2021 Notes were issued pursuant to, and are governed by the Indenture between Cogent Finance and the trustee. The 2021 Notes bear interest at a rate of 5.625% per year and will mature on April 15, 2021. Interest began to accrue on the 2021 Notes on April 9, 2014 and will be paid semi-annually on April 15 and October 15, commencing on October 15, 2014. Following the Escrow Release Date, the 2021 Notes became Group's senior unsecured obligations and are guaranteed on a senior unsecured basis by Holdings. The 2021 Notes are effectively subordinated in right of payment to all of Group's and each guarantor's secured indebtedness, including Group's existing $240.0 million of senior secured notes, described below, and future secured indebtedness, if any, to the extent of the value of the assets securing such indebtedness. The 2021 Notes are equal in right of payment with Group's and each guarantor's unsecured indebtedness that is not subordinated in right of payment to the 2021 Notes. The 2021 Notes rank senior in right of payment to Group's and each guarantor's future subordinated debt, if any; and are structurally subordinated in right of payment to all indebtedness and other liabilities of any of the Group's subsidiaries that are not guarantors, which only consist of immaterial subsidiaries and foreign subsidiaries that do not guarantee other indebtedness of Group.

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

Limitations under the indentures

        The indentures governing the 2022 Notes and 2021 Notes, among other things, limit the Company's ability to incur indebtedness; to pay dividends or make other distributions; to make certain investments and other restricted payments; to create liens; consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; to incur restrictions on the ability of a subsidiary to pay dividends or make other payments; and to enter into certain transactions with its affiliates. Limitations on the ability to incur additional indebtedness (excluding IRU agreements incurred in the normal course of business) include a restriction on incurring additional indebtedness if the Company's consolidated leverage ratio, as defined in the indentures, is greater than 5.0. The indentures prohibit certain payments, such as dividends and stock purchases, when the Company's consolidated leverage ratio, as defined by the indentures, is greater than 4.25. A certain amount of such unrestricted payments is permitted notwithstanding this prohibition. The unrestricted payment amount may be increased by the Company's consolidated cash flow, as defined in the indentures, as long as the Company's consolidated leverage ratio is less than 4.25. The Company's consolidated leverage ratio is currently above 4.25 as of December 31, 2016. As of December 31, 2016, a total of $147.8 million is permitted for investment payments including dividends and stock purchases.

Senior secured notes—2018 Notes

        The Company redeemed its 8.375% Senior Secured Notes (the "2018 Notes") in March 2015 at a redemption price of 104.188% of the $240.0 million principal amount thereof plus accrued interest.

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

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Long-term debt: (Continued)

        The amount of interest expense recognized and effective interest rate for the Convertible Notes were as follows (in thousands):

Year Ended December 31, 2014
Contractual coupon interest	$419
Amortization of discount and costs	3,106

Interest expense	$3,525

Effective interest rate	8.7%

Long-term debt maturities

        The aggregate future contractual maturities of long-term debt, including the IPA discussed in Note 2, were as follows as of December 31, 2016 (in thousands):

For the year ending December 31,
2017	$2,792
2018	2,729
2019	—
2020	—
2021	189,225
Thereafter	375,000

Total	$569,746

5. Income taxes:

        The components of income (loss) before income taxes consist of the following (in thousands):

	Years Ended December 31,
	2016	2015	2014
Domestic	$41,759	$21,972	$31,645
Foreign	(17,499)	(9,260)	(27,154)

Total income before income taxes	$24,260	$12,712	$4,491

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Income taxes: (Continued)

        The income tax expense is comprised of the following (in thousands):

	Years Ended December 31,
	2016	2015	2014
Current:
Federal	$135	$(9)	$(126)
State	(188)	4	(243)
Foreign	(202)	(96)	(169)
Deferred:
Federal	(8,175)	(5,867)	(2,352)
State	(1,047)	(1,959)	(824)
Foreign	146	111	20

Total income tax expense	$(9,331)	$(7,816)	$(3,694)

        The adoption of ASU 2016-09 resulted in an increase to net operating loss carry-forwards of $6.2 million. Our consolidated temporary differences comprising our net deferred tax assets are as follows (in thousands):

	December 31,
	2016	2015
Deferred Tax Assets:
Net operating loss carry-forwards	$373,655	$370,344
Tax credits	2,237	2,317
Equity-based compensation	2,279	1,474

Total gross deferred tax assets	378,171	374,135

Deferred Tax Liabilities:
Depreciation and amortization	29,984	18,038
Accrued liabilities and other	95,606	97,417

Total gross deferred tax liabilities	125,590	115,455

Net deferred tax assets before valuation allowance	252,581	258,680
Valuation allowance	(210,340)	(213,538)

Net deferred tax assets	$42,241	$45,142

        At each balance sheet date, the Company assesses the likelihood that it will be able to realize its deferred tax assets. The Company considers all available positive and negative evidence in assessing the need for a valuation allowance. The Company maintains a full valuation allowance against certain of its deferred tax assets consisting primarily of net operating loss carryforwards related to its foreign operations in Europe and Asia and net operating losses in the United States that are limited for use under Section 382 of the Internal Revenue Code.

        As of December 31, 2016, the Company has combined net operating loss carry-forwards of $1.2 billion. This amount includes federal net operating loss carry-forwards in the United States of $465.3 million, net operating loss carry-forwards related to its European, Mexican and Asian operations

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Income taxes: (Continued)

of $732.7 million, $1.1 million and $1.1 million, respectively. Section 382 of the Internal Revenue Code in the United States limits the utilization of net operating losses when ownership changes, as defined by that section, occur. The Company has performed an analysis of its Section 382 ownership changes and has determined that the utilization of certain of its net operating loss carryforwards in the United States is limited based on the annual Section 382 limitation and remaining carryforward period, resulting in the Company being unable to utilize these net operating losses. For those carryforwards with limitations the Company continues to maintain a valuation allowance. Of the $465.3 million of net operating losses available at December 31, 2016 in the United States $286.1 million are unavailable for use and $87.5 million are limited for use under Section 382. Net operating loss carryforwards outside of the United States totaling $734.9 million are not subject to limitations similar to Section 382. The net operating loss carryforwards in the United States will expire, if unused, between 2024 and 2036. The net operating loss carry-forwards related to the Company's Mexican and Asian operations will expire if unused, between 2020 and 2025. The net operating loss carry-forwards related to the Company's European operations include $606.5 million that do not expire and $126.2 million that expire between 2017 and 2031.

        The Company has not provided for United States deferred income taxes or foreign withholding taxes on its undistributed earnings for certain non-US subsidiaries earnings or cumulative translation adjustments because these earnings and adjustments are intended to be permanently reinvested in operations outside the United States. It is not practical to determine the amount of the unrecognized deferred tax liability on such undistributed earnings or cumulative translation adjustments.

        In the normal course of business the Company takes positions on its tax returns that may be challenged by taxing authorities. The Company evaluates all uncertain tax positions to assess whether the position will more likely than not be sustained upon examination. If the Company determines that the tax position is not more likely than not to be sustained, the Company records a liability for the amount of the benefit that is not more likely than not to be realized when the tax position is settled. The Company does not expect that its liability for uncertain tax positions will increase during the twelve months ended December 31, 2017, however, actual changes in the liability for uncertain tax positions could be different than currently expected. If recognized, changes in the Company's total unrecognized tax benefits would impact the Company's effective income tax rate. The roll-forward of the liability for uncertain tax positions is below and excludes interest and penalties.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Beginning balance of unrecognized tax benefits	$776	$866	$1,000
Change attributable to tax positions taken during a prior period	—	—	82
Decrease attributable to settlements with taxing authorities	(776)	—	(160)
Decrease attributable to lapses of statutes of limitation	—	(90)	(56)

Ending balance of unrecognized tax benefits	$—	$776	$866

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Income taxes: (Continued)

        The Company or one of its subsidiaries files income tax returns in the US federal jurisdiction and various state and foreign jurisdictions. The Company is subject to US federal tax and state tax examinations for years 2004 to 2016. The Company is subject to tax examinations in its foreign jurisdictions generally for years 2005 to 2016.

        The following is a reconciliation of the Federal statutory income taxes to the amounts reported in the financial statements (in thousands).

	Years Ended December 31,
	2016	2015	2014
Federal income tax (expense) benefit at statutory rates	$(8,492)	$(4,450)	$(1,572)
Effect of:
State income taxes, net of federal benefit	(1,080)	(1,710)	(590)
Impact of foreign operations	138	(179)	(267)
Non-deductible expenses	(590)	(1,253)	(659)
Changes in tax reserves	175	128	165
Other	98	(16)	(191)
Changes in valuation allowance	420	(336)	(580)

Income tax expense	$(9,331)	$(7,816)	$(3,694)

6. Commitments and contingencies:

Capital leases—fiber lease agreements

        The Company has entered into lease agreements with numerous providers of dark fiber primarily under 15-20 year IRUs typically with additional renewal terms. Once the Company has accepted the related fiber route, leases that meet the criteria for treatment as capital leases are recorded as a capital lease obligation and an IRU asset. The interest rate used in determining the present value of the aggregate future minimum lease payments is the lessee's incremental borrowing rate for the lease term. The future minimum payments (principal and interest) under these agreements are as follows (in thousands):

For the year ending December 31,
2017	$21,161
2018	19,846
2019	19,609
2020	19,593
2021	19,137
Thereafter	199,798

Total minimum lease obligations	299,144
Less—amounts representing interest	(157,183)

Present value of minimum lease obligations	141,961
Current maturities	(6,626)

Capital lease obligations, net of current maturities	$135,335

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Commitments and contingencies: (Continued)

Gains on capital lease terminations

        In March 2015 the Company elected to terminate certain IRU capital lease obligations in Spain. The Company obtained alternative fiber to serve its customers in Spain. Under its estimate of the termination provisions of the related contracts the Company has recorded an estimated termination liability of $8.1 million included in accrued and other current liabilities. The difference between the remaining carrying amount of the related IRU capital lease liabilities ($29.9 million), the remaining net book value of the IRU assets ($10.0 million) and the termination liability and amounts due through the termination date was recorded as a gain on capital lease terminations of $10.1 million in 2015.

        In July 2015, the Company settled a dispute for the payment of the remaining balances for certain IRU capital lease obligations in Europe. The IRU assets were fully depreciated in 2012 when the related fiber was replaced and was no longer used by the Company. The difference between the remaining net present value of the related IRU capital lease obligations ($1.8 million) and the settlement liability ($0.4 million) was recorded as a $1.4 million gain on capital lease terminations in 2015.

Current and potential litigation

        In accordance with the accounting guidance for contingencies, the Company accrues its estimate of a contingent liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Where it is probable that a liability has been incurred and there is a range of expected loss for which no amount in the range is more likely than any other amount, the Company accrues at the low end of the range. The Company reviews its accruals at least quarterly and adjusts them to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular matter. The Company has taken certain positions related to its obligations for leased circuits for which it is reasonably possible could result in a loss of up to $2.4 million in excess of the amount accrued at December 31, 2016.

        In December 2011, certain former sales employees of the Company filed a collective action against the Company in the United States District Court, Southern District of Texas, Houston Division alleging misclassification of the Company's sales employees throughout the United States in violation of the Fair Labor Standards Act. The lawsuit sought to recover pay for allegedly unpaid overtime and other damages, including attorney's fees. In March 2014, the judge de-certified the collective action. Each of the former employees that opted-in to the collective action retained the right to file an individual action. Approximately 70 former employees did so. The Company has settled a number of the cases that were filed and made the required settlement payments. Currently, only one case in California remains (Ambrosia v. Cogent Communications, Inc. in the U. S. District Court for the Northern District of California). The parties have agreed to a settlement under which Cogent will pay approximately $3.1 million to settle the claims. The $3.1 million proposed settlement, which has been accrued at December 31, 2016 and recorded in selling, general and administrative expenses, is subject to approval by the court and individual plaintiffs will be able to opt out of the settlement if they wish and pursue claims separately.

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

Operating leases

        The Company leases office space, network equipment sites, and data center facilities under operating leases. In certain cases the Company enters into operating lease commitments for fiber. Future minimum annual payments under these arrangements are as follows (in thousands):

For the year ending December 31,
2017	$33,125
2018	24,455
2019	21,320
2020	18,050
2021	14,896
Thereafter	44,264

$156,110

        Expenses related to these arrangements were $34.6 million in 2016, $38.2 million in 2015 and $39.1 million in 2014.

Unconditional purchase obligations

        Unconditional purchase obligations for equipment and services totaled $5.6 million at December 31, 2016. As of December 31, 2016, the Company had also committed to additional dark fiber IRU capital and operating lease agreements totaling $21.5 million in future payments to be paid over periods of up to 20 years. These obligations begin when the related fiber is accepted, which is generally expected to occur in 2017. Future minimum payments under these obligations are $10.6 million, $0.8 million, $0.9 million, $0.9 million and $0.9 million for the years ending December 31, 2017 to December 31, 2021, respectively, and $13.0 million, thereafter.

Defined contribution plan

        The Company sponsors a 401(k) defined contribution plan that provides for a Company matching payment. The Company matching payments were $0.6 million for 2016, $0.6 million for 2015 and $0.5 million 2014 and were paid in cash.

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

Common stock buybacks

        The Company's Board of Directors has approved $50.0 million for purchases of the Company's common stock under a buyback program (the "Buyback Program"). At December 31, 2016, there was $43.3 million remaining for purchases under the Buyback Program. During 2016, 2015 and 2014, the Company purchased approximately 0.1 million, 1.2 million and 1.7 million shares of its common stock for $4.5 million, $39.4 million and $58.6 million, respectively. These common shares were subsequently retired.

Dividends on common stock

        Dividends are recorded as a reduction to retained earnings. Dividends on unvested restricted shares of common stock are paid as the awards vest. The Company's initial quarterly dividend payment was made in the third quarter of 2012. The payment of any future dividends and any other returns of capital, including stock buybacks, will be at the discretion of the Company's Board of Directors and may be reduced, eliminated or increased and will be dependent upon the Company's financial position, results of operations, available cash, cash flow, capital requirements, limitations under the Company's debt indentures and other factors deemed relevant by the Company's Board of Directors. The Company is a Delaware Corporation and under the General Corporate Law of the State of Delaware distributions may be restricted including a restriction that distributions, including stock purchases and dividends, do not result in an impairment of a corporation's capital, as defined under Delaware Law. The indentures governing the Company's notes limit the Company's ability to return cash to its stockholders.

8. Stock option and award plan:

Incentive award plan

        The Company grants restricted stock and options for common stock under its award plan, the 2004 Incentive Award Plan, as amended (the "Award Plan"). Stock options granted under the Award Plan generally vest over a four-year period and have a term of ten years. Grants of shares of restricted stock granted under the Award Plan generally vest over periods ranging from three to four years. Compensation expense for all awards is recognized over the service period. Awards with graded vesting terms that are subject only to service conditions are recognized on a straight-line basis. Certain option and share grants provide for accelerated vesting if there is a change in control, as defined. For grants of restricted stock, when an employee terminates prior to full vesting the employee retains their vested shares and the employees' unvested shares are returned to the plan. For grants of options for common stock, when an employee terminates prior to full vesting, the employee may elect to exercise their vested options for a period of ninety days and any unvested options are returned to the plan. Shares issued to satisfy awards are provided from the Company's authorized shares. In May 2016 the Company granted 73,450 restricted shares under the Award Plan with a grant date fair value of $2.9 million that are subject to certain performance conditions and cliff vesting based upon the Company's operating metrics and will be recognized as equity-based compensation expense on a straight line basis over the service period.

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

        The weighted-average per share grant date fair value of options was $6.23 in 2016, $6.29 in 2015 and $8.32 in 2014. The following assumptions were used for determining the fair value of options granted in the three years ended December 31, 2016:

	Years Ended December 31,
Black-Scholes Assumptions	2016	2015	2014
Dividend yield	3.7%	3.8%	3.6%
Expected volatility	30.8%	32.5%	37.0%
Risk-free interest rate	1.4%	1.5%	1.6%
Expected life of the option term (in years)	4.6	4.6	4.6

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Stock option and award plan: (Continued)

        Stock option activity under the Company's Award Plan during the year ended December 31, 2016, was as follows:

	Number of Options	Weighted-Average Exercise Price
Outstanding at December 31, 2015	201,587	$28.42
Granted	72,752	$37.54
Cancelled and expired	(37,772)	$34.66
Exercised—intrinsic value $0.9 million; cash received $1.2 million	(53,245)	$22.92

Outstanding at December 31, 2016—$1.7 million intrinsic value and 7.4 years weighted-average remaining contractual term	183,322	$32.35

Exercisable at December 31, 2016—$1.2 million intrinsic value and 6.2 years weighted-average remaining contractual term	103,898	$29.61

Expected to vest—$1.5 million intrinsic value and 7.1 years weighted-average remaining contractual term	162,235	$31.85

        A summary of the Company's non-vested restricted stock awards as of December 31, 2016 and the changes during the year ended December 31, 2016 are as follows:

Non-vested awards	Shares	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2015	870,751	$32.25
Granted	358,130	$38.87
Vested	(316,296)	$29.07
Forfeited	(3,824)	$37.27

Non-vested at December 31, 2016	908,761	$35.94

        The weighted average per share grant date fair value of restricted stock granted was $38.87 in 2016 (0.4 million shares) $33.19 in 2015 (0.1 million shares) and $34.57 in 2014 (0.8 million shares). The fair value was determined using the quoted market price of the Company's common stock on the date of grant. The fair value of shares of restricted stock vested in 2016, 2015 and 2014 was $12.0 million $14.3 million and $19.0 million, respectively.

        Equity-based compensation expense related to stock options and restricted stock was $10.7 million, $11.5 million, and $9.6 million for 2016, 2015, and 2014, respectively. The income tax benefit related to stock options and restricted stock was $2.8 million, $1.8 million, and $2.1 million for 2016, 2015, and 2014, respectively. The Company capitalized compensation expense related to stock options and restricted stock for 2016, 2015, and 2014 of $1.2 million, $1.0 million and $0.8 million, respectively. As of December 31, 2016, there was $21.6 million of total unrecognized compensation cost related to non-vested equity-based compensation awards. That cost is expected to be recognized over a weighted average period of 2.3 years.

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Related party transactions:

Office lease

        The Company's headquarters was located in an office building owned by Niobium LLC (a successor to 6715 Kenilworth Avenue Partnership). The two owners of Niobium LLC are the Company's Chief Executive Officer, David Schaeffer, who has a 51% interest in Niobium LLC and his wife who has a 49% interest. The lease was scheduled to end on August 31, 2016 and was cancellable by the Company upon 60 days' notice. The Company terminated the lease effective as of May 10, 2015. In April 2015, the Company entered into a new lease agreement for its headquarters building with Sodium LLC whose two owners are the Company's Chief Executive Officer, who has a 51% interest in Sodium LLC and his wife who has a 49% interest. The Company moved into the new headquarters building in May 2015. The fixed annual rent for the new headquarters building is $1.0 million per year plus an allocation of taxes and utilities. The lease term is for five years and is cancellable by the Company upon 60 days' notice. The Company's audit committee reviews and approves all transactions with related parties. The Company paid $1.7 million in 2016, $1.2 million in 2015 and $0.5 million in 2014, respectively for rent and related costs (including taxes and utilities) to these lessors for these leases, respectively.

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

	Years Ended December 31,
	2016	2015	2014
Service Revenue
North America	$372,810	$332,814	$301,400
Europe	74,090	71,420	78,603

Total	$446,900	$404,234	$380,003

	December 31, 2016	December 31, 2015
Long lived assets, net
North America	$285,651	$285,187
Europe	76,014	74,976

Total	$361,665	$360,163

        The majority of North American revenue consists of services delivered within the United States.

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Quarterly financial information (unaudited):

	Three months ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
	(in thousands, except share and per share amounts)
Service revenue	$108,291	$109,955	$113,057	$115,596
Network operations, including equity-based compensation expense	47,277	47,872	48,827	50,089
Gains on equipment transactions	1,946	4,439	687	667
Operating income	15,675	17,511	16,063	14,795
Net income	3,354	4,224	3,459	3,892
Net income per common share—basic and diluted	0.08	0.09	0.08	0.09
Weighted-average number of common shares—basic	44,402,640	44,491,899	44,574,583	44,577,826
Weighted-average number of common shares—diluted	44,571,937	44,705,037	44,776,918	44,803,782

	Three months ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
	(in thousands, except share and per share amounts)
Service revenue	$97,242	$98,799	$103,017	$105,177
Network operations, including equity-based compensation expense	41,079	42,412	45,182	45,836
Gains on capital lease terminations	10,110	—	1,484	—
Gains on equipment transactions	1,548	719	1,152	2,023
Loss on debt extinguishment and redemption	(10,144)	—	—	—
Operating income	10,487	10,810	15,519	16,174
Net (loss) income	(1,585)	840	3,161	2,480
Net (loss) income per common share—basic and diluted	(0.04)	0.02	0.07	0.06
Weighted-average number of common shares—basic	45,158,250	44,774,831	44,474,724	44,323,131
Weighted-average number of common shares—diluted	45,158,250	45,054,507	44,702,127	44,558,089

12. Subsequent Events:

Dividend

        On February 22, 2017, the Company's Board of Directors approved the payment of a quarterly dividend of $0.42 per common share. The dividend for the first quarter of 2017 will be paid to holders of record on March 10, 2017. This estimated $18.7 million dividend payment is expected to be made on March 24, 2017.

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

        As required by Rule 13a-15(d) of the Exchange Act, we have assessed our internal control system in relation to criteria for effective internal control over financial reporting described in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission (2013 Framework). Based upon these criteria, we believe that, as of December 31, 2016, our system of internal control over financial reporting was effective.

        The independent registered public accounting firm, Ernst & Young LLP, has audited our 2016 financial statements. Ernst & Young LLP was given unrestricted access to all financial records and related data, including minutes of all meetings of stockholders, the Board of Directors and committees of the Board. Ernst & Young LLP has issued an unqualified report on our 2016 financial statements as a result of the audit and also has issued an unqualified report on our internal control over financial reporting which is attached hereto.

Cogent Communications Holdings, Inc.
February 24, 2017
By:	/s/ DAVID SCHAEFFER
David Schaeffer
Chief Executive Officer
By:	/s/ THADDEUS WEED
Thaddeus Weed
Chief Financial Officer

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
On Internal Control over Financial Reporting

The Board of Directors and Stockholders of Cogent Communications Holdings, Inc.

        We have audited Cogent Communications Holdings, Inc.'s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Cogent Communications Holdings, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Cogent Communications Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cogent Communications Holdings, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive income (loss), changes in stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2016 of Cogent Communications Holdings, Inc. and subsidiaries and our report dated February 24, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, VA
February 24, 2017

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this Item 10 is incorporated in this report by reference to the information set forth under the captions entitled "Election of Directors," "The Board of Directors and Committees," and "Section 16(a) Beneficial Ownership Reporting Compliance" in our 2017 Proxy Statement for the 2017 Annual Meeting of Stockholders, which is expected to be filed with the Commission within 120 days after the close of our fiscal year.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this Item 11 is incorporated in this report by reference to the information set forth under the captions entitled "The Board of Directors and Committees," "Executive Compensation", "Employment Agreements and Other Potential Post-Employment Payments", "Compensation Committee Report on Executive Compensation," and "Compensation Committee Interlocks and Insider Participation" in our 2017 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this Item 12 is incorporated in this report by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" and "Securities Authorized for Issuance Under Equity Compensation Plans" in our 2017 Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

        The information required by this Item 13 is incorporated in this report by reference to the information set forth under the caption "Certain Relationships and Related Transactions" and "The Board of Directors and Committees" in our 2017 Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this Item 14 is incorporated in this report by reference to the information set forth under the caption "Relationship With Independent Registered Public Accountants" in our 2017 Proxy Statement.

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
4.5	Form of 5.375% Senior Secured Notes due 2022 (previously filed as Exhibit 4.2 to our Current Report on Form 8-K, filed on February 20, 2015).

4.6	First Supplemental Indenture related to the 5.375% Senior Secured Notes due 2022, dated as of December 2, 2016, among Cogent Communications Group, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee and collateral agent (previously filed as Exhibit 4.1 to our Current Report on Form 8-K, filed on December 2, 2016).
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
10.10
Amendment No. 4 to Employment Agreement of Dave Schaeffer, dated as of February 26, 2010 (previously filed as Exhibit 10.25 to our Annual Report on Form 10-K, filed on March 1, 2010, and incorporated herein by reference).
10.11
Amendment No. 5 to Employment Agreement of Dave Schaeffer, dated April 7, 2010 (previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on April 7, 2010, and incorporated herein by reference).
10.12
Cogent Communications Holdings, Inc. 2004 Incentive Award Plan (as amended through April 17, 2014) (previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed April 18, 2014, and incorporated herein by reference).

10.13	Assignment and Assumption Agreement, dated as of May 15, 2014, by and between Cogent Communications Group, Inc. and Cogent Communications Holdings, Inc. assuming the obligations of the 2004 Incentive Award Plan (previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on May 5, 2014, and incorporated herein by reference).
10.14
Amendment No. 6 to Employment Agreement of Dave Schaeffer, dated April 7, 2010 (previously filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q, filed on August 7, 2014, and incorporated herein by reference).
10.15
Restricted Stock Award to Mr. Schaeffer dated August 6, 2014—monthly vest ((previously filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q, filed on August 7, 2014, and incorporated herein by reference).
10.16
Restricted Stock Award to Mr. Schaeffer dated August 6, 2014—cliff vest (previously filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q, filed on August 7, 2014, and incorporated herein by reference).
10.17
Restricted Stock Award, dated as of November 3, 2014, between the Company and Thaddeus ("Tad") Weed (previously filed Exhibit 10.1 to our Current Report on Form 8-K, filed on November 5, 2014, and incorporated herein by reference).
10.18
Restricted Stock Award, dated as of November 3, 2014, between the Company and Ernest Ortega (previously filed Exhibit 10.2 to our Current Report on Form 8-K, filed on November 5, 2014, and incorporated herein by reference).
10.19
Restricted Stock Award, dated as of November 3, 2014, between the Company and Robert Beury (previously filed Exhibit 10.3 to our Current Report on Form 8-K, filed on November 5, 2014, and incorporated herein by reference).
10.20
Restricted Stock Award, dated as of November 3, 2014, between the Company and Timothy O'Neill (previously filed Exhibit 10.4 to our Current Report on Form 8-K, filed on November 5, 2014, and incorporated herein by reference).
10.21	Restricted Stock Award to James Bubeck dated September 28, 2015 (previously filed Exhibit 10.1 to our Current Report on Form 8-K, filed on October 1, 2015, and incorporated herein by reference).
10.22	Restricted Stock Award to James Bubeck dated December 1, 2014 (previously filed Exhibit 10.2 to our Current Report on Form 8-K, filed on October 1, 2015, and incorporated herein by reference).
10.23
Restricted Stock Award, dated as of May 4, 2016, between the Company and David Schaeffer (previously filed Exhibit 10.1 to our Current Report on Form 8-K, filed on May 5, 2016, and incorporated herein by reference).
10.24
Form of Restricted Stock Award, dated as of May 4, 2016, between the Company and the Vice President named executive officers (previously filed Exhibit 10.2 to our Current Report on Form 8-K, filed on May 5, 2016, and incorporated herein by reference).
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
101
The following materials from the Annual Report on Form 10-K of Cogent Communications Group, Inc. for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Statements of Changes in Stockholders' Equity (Deficit), (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

•
Confidential treatment requested and obtained as to certain portions. Portions have been omitted pursuant to this request where indicated by an asterisk.

Schedule II

COGENT COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	(Deductions)	Balance at End of Period
Allowance for doubtful service accounts receivable (deducted from accounts receivable)(a)
Year ended December 31, 2014	$1,871	$5,046	$(5,210)	$1,707
Year ended December 31, 2015	$1,707	$4,756	$(4,696)	$1,757
Year ended December 31, 2016	$1,757	$3,840	$(3,863)	$1,734
Allowance for early termination fees (deducted from accounts receivable)
Year ended December 31, 2014	$2,144	$5,082	$(5,678)	$1,548
Year ended December 31, 2015	$1,548	$7,455	$(6,659)	$2,344
Year ended December 31, 2016	$2,344	$4,916	$(5,515)	$1,745
Deferred tax valuation allowance
Year ended December 31, 2014	$354,537	$10,436	$(19,723)	$345,250
Year ended December 31, 2015	$345,250	$1,058	$(132,770)	$213,538
Year ended December 31, 2016	$213,538	$3,102	$(6,300)	$210,340

(a)
Bad debt expense, net of recoveries, was approximately $2.8 million for the year ended December 31, 2016, $3.3 million for the year ended December 31, 2015 and $3.7 million for the year ended December 31, 2014.

ITEM 16.    FORM 10-K SUMMARY

        None

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COGENT COMMUNICATIONS HOLDINGS, INC.
Dated: February 24, 2017	By:	/s/ DAVID SCHAEFFER
		Name:	David Schaeffer
		Title:	Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID SCHAEFFER David Schaeffer	Chairman and Chief Executive Officer (Principal Executive Officer)	February 24, 2017
/s/ THADDEUS G. WEED Thaddeus G. Weed	Chief Financial Officer (Principal Financial and Accounting Officer)	February 24, 2017
/s/ TIMOTHY WEINGARTEN Timothy Weingarten	Director	February 24, 2017
/s/ STEVEN BROOKS Steven Brooks	Director	February 24, 2017
/s/ RICHARD T. LIEBHABER Richard T. Liebhaber	Director	February 24, 2017
/s/ DAVID BLAKE BATH David Blake Bath	Director	February 24, 2017
/s/ MARC MONTAGNER Marc Montagner	Director	February 24, 2017