Form 10-Q
period 2017-03-31
COGENT COMMUNICATIONS HOLDINGS, INC.
filed 2017-05-04
CIK 1158324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐ Emerging growth company ☐
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.001 par value 45,498,751 Shares Outstanding as of April 30, 2017

INDEX

PART I FINANCIAL INFORMATION
Item 1.	Financial Statements	3
	Condensed Consolidated Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets of Cogent Communications Holdings, Inc., and Subsidiaries as of March 31, 2017 (Unaudited) and December 31, 2016	3
	Condensed Consolidated Statements of Comprehensive Income of Cogent Communications Holdings, Inc., and Subsidiaries for the Three Months Ended March 31, 2017 and March 31, 2016 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows of Cogent Communications Holdings, Inc., and Subsidiaries for the Three Months Ended March 31, 2017 and March 31, 2016 (Unaudited)	5
	Notes to Interim Condensed Consolidated Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16
Item 4.	Controls and Procedures	16

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	17
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 6.	Exhibits	17
SIGNATURES		18
CERTIFICATIONS

PART I FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2017 AND DECEMBER 31, 2016

(IN THOUSANDS, EXCEPT SHARE DATA)

	March 31, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$263,196	$274,319
Accounts receivable, net of allowance for doubtful accounts of $1,543 and $1,734, respectively	33,698	33,598
Prepaid expenses and other current assets	20,944	19,706
Total current assets	317,838	327,623
Property and equipment, net	368,938	361,641
Deferred tax assets	38,914	42,241
Deposits and other assets - $663 and $128 restricted, respectively	6,985	6,387
Total assets	$732,675	$737,892

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12,286	$11,551
Accrued and other current liabilities	45,146	47,149
Installment payment agreement, current portion, net of discount of $306 and $204, respectively	4,602	2,587
Current maturities, capital lease obligations	7,215	6,626
Total current liabilities	69,249	67,913
Senior secured 2022 notes, net of unamortized debt costs of $2,162 and $2,257, respectively and including premium of $441 and $462, respectively	373,279	373,205
Senior unsecured 2021 notes, net of unamortized debt costs of $2,445 and $2,575, respectively	186,780	186,650
Capital lease obligations, net of current maturities	137,917	135,335
Other long term liabilities	29,062	28,043
Total liabilities	796,287	791,146
Commitments and contingencies:
Stockholders’ equity:
Common stock, $0.001 par value; 75,000,000 shares authorized; 45,498,751 and 45,478,787 shares issued and outstanding, respectively	45	45
Additional paid-in capital	445,976	442,799
Accumulated other comprehensive income — foreign currency translation	(15,865)	(17,193)
Accumulated deficit	(493,768)	(478,905)
Total stockholders’ deficit	(63,612)	(53,254)
Total liabilities and stockholders’ deficit	$732,675	$737,892

The accompanying notes are an integral part of these condensed consolidated balance sheets.

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND MARCH 31, 2016

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
	(Unaudited)	(Unaudited)
Service revenue	$117,203	$108,291
Operating expenses:
Network operations (including $111 and $121 of equity-based compensation expense, respectively, exclusive of depreciation and amortization shown separately below)	50,662	47,277
Selling, general, and administrative (including $2,536 and $2,060 of equity-based compensation expense, respectively)	31,461	29,532
Depreciation and amortization	18,538	17,753
Total operating expenses	100,661	94,562
Gains on equipment transactions	2,124	1,946
Operating income	18,666	15,675
Interest income and other, net	854	133
Interest expense	(11,891)	(10,065)
Income before income taxes	7,629	5,743
Income tax provision	(3,493)	(2,389)
Net income	$4,136	$3,354

Comprehensive income:
Net income	$4,136	$3,354
Foreign currency translation adjustment	1,328	4,074
Comprehensive income	$5,464	$7,428

Net income per common share:
Basic and diluted net income per common share	$0.09	$0.08

Dividends declared per common share	$0.42	$0.36

Weighted-average common shares - basic	44,649,645	44,402,640

Weighted-average common shares - diluted	44,917,014	44,593,710

The accompanying notes are an integral part of these condensed consolidated statements.

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND MARCH 31, 2016

(IN THOUSANDS)

	Three months Ended March 31, 2017	Three months Ended March 31, 2016
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$4,136	$3,354
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,538	17,753
Amortization of debt discount and premium	280	216
Equity-based compensation expense (net of amounts capitalized)	2,647	2,181
Gains — equipment transactions and other, net	(2,172)	(2,186)
Deferred income taxes	3,229	2,323
Changes in operating assets and liabilities:
Accounts receivable	43	(387)
Prepaid expenses and other current assets	(1,067)	(2,217)
Accounts payable, accrued liabilities and other long-term liabilities	(1,660)	8,379
Deposits and other assets	(460)	(1,859)
Net cash provided by operating activities	23,514	27,557
Cash flows from investing activities:
Purchases of property and equipment	(12,249)	(15,034)
Net cash used in investing activities	(12,249)	(15,034)
Cash flows from financing activities:
Dividends paid	(18,999)	(16,171)
Proceeds from exercises of stock options	300	206
Principal payments on installment payment agreement	(218)	(2,184)
Principal payments of capital lease obligations	(3,854)	(3,369)
Net cash used in financing activities	(22,771)	(21,518)
Effect of exchange rates changes on cash	383	1,454
Net decrease in cash and cash equivalents	(11,123)	(7,541)
Cash and cash equivalents, beginning of period	274,319	203,591
Cash and cash equivalents, end of period	$263,196	$196,050
Supplemental disclosure of non-cash financing activities:
Non-cash component of network equipment obtained in exchange transactions	$2,124	$1,946
PP&E obtained for installment payment agreement	$3,307	$—
Capital lease obligations incurred	$5,957	$3,281

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

The Company offers on-net Internet access services exclusively through its own facilities, which run from its network to its customers’ premises. The Company is not dependent on local telephone companies to serve its customers for its on-net Internet access services because of its integrated network architecture. The Company offers its on-net services to customers located in buildings that are physically connected to its network. The Company’s on-net service consists of high-speed Internet access and IP connectivity ranging from 100 Megabits per second to 100 Gigabits per second of bandwidth. The Company provides its on-net Internet access services to its corporate and net-centric customers. The Company’s corporate customers are located in multi-tenant office buildings and typically include law firms, financial services firms, advertising and marketing firms and other professional services businesses. The Company’s net-centric customers include bandwidth-intensive users such as consortiums of universities, Internet service providers, telephone companies, cable television companies, web hosting companies, content delivery network companies and commercial content and application service providers. These net-centric customers obtain the Company’s services in carrier neutral data centers and in the Company’s data centers. The Company operates data centers throughout North America and Europe that allow its customers to collocate their equipment and access the Company’s network.

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited condensed consolidated financial statements reflect all normal recurring adjustments that the Company considers necessary for the fair presentation of its results of operations and cash flows for the interim periods covered, and of the financial position of the Company at the date of the interim condensed consolidated balance sheet. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. While the Company believes that the disclosures are adequate to not make the information misleading, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in its annual report on Form 10-K for the year ended December 31, 2016.

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

Financial instruments

At March 31, 2017, the carrying amount of cash and cash equivalents, accounts receivable, prepaid and other current assets, accounts payable and accrued expenses approximated fair value because of the short-term nature of these instruments. The Company measures its cash equivalents at amortized cost, which approximates fair value based upon quoted market prices (Level 1). Based upon recent trading prices (Level 2 — market approach) at March 31, 2017 the fair value of the Company’s $189.2 million senior unsecured notes was $193.5 million and the fair value of the Company’s $375.0 million senior secured notes was $387.2 million.

The Company was party to letters of credit totaling $0.7 million as of March 31, 2017. These letters of credit are secured by investments that are restricted and included in other assets.

Gross receipts taxes, universal service fund and other surcharges

Revenue recognition standards include guidance relating to taxes or surcharges assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer and may include, but are not limited to, gross receipts taxes, excise taxes, Universal Service Fund fees and certain state regulatory fees. Such charges may be presented gross or net based upon the Company’s accounting policy election. The Company records certain excise taxes and surcharges on a gross basis and includes them in its revenues and costs of network operations. Excise taxes and surcharges billed to customers and recorded on a gross basis (as service revenue and network operations expense) were $2.6 million and $2.0 million for the three months ended March 31, 2017 and March 31, 2016, respectively.

Basic and diluted net income (loss) per common share

Basic earnings per share (“EPS”) excludes dilution for common stock equivalents and is computed by dividing net income or (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock outstanding during each period, adjusted for the effect of dilutive common stock equivalents.  Shares of restricted stock are included in the computation of basic EPS as they vest and are included in diluted EPS, to the extent they are dilutive, determined using the treasury stock method. For the three months ended March 31, 2017 and 2016, the Company’s employees exercised options for 11,918 and 9,510 common shares, respectively.

The following details the determination of diluted weighted average shares:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Weighted average common shares - basic	44,649,645	44,402,640
Dilutive effect of stock options	28,390	34,480
Dilutive effect of restricted stock	238,979	156,590
Weighted average common shares - diluted	44,917,014	44,593,710

The following details unvested shares of restricted common stock as well as the anti-dilutive effects of stock options and restricted stock awards outstanding:

	March 31, 2017	March 31, 2016
Unvested shares of restricted common stock	844,195	807,973
Anti-dilutive options for common stock	48,534	111,897

Recent Accounting Pronouncements—to be Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). This ASU will replace most existing lease accounting guidance when it becomes effective. The new standard is effective for the Company beginning on January 1, 2019. Early application is permitted. The standard must be adopted using the modified retrospective approach for all leases that exist at or commence after the beginning of the earliest comparative period presented (with the option to apply certain practical expedients), which for the Company will be the period beginning January 1, 2017. The standard will require the Company to record a right to use asset and a lease liability for most of its leases, including its leases currently treated as operating leases. The Company is evaluating the effect that ASU 2016-02 will have on its consolidated financial statements and related disclosures and will elect to apply certain practical expedients. The Company has not yet determined the effect of the standard on its ongoing financial reporting or quantified the impact to its balance sheet, however it does expect that the right to use asset and lease liability recorded will be material. The Company does not expect to early adopt this ASU.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers, and also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. This ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2018. Early application is permitted for annual periods beginning after December 15, 2016. The standard permits the use of either the full retrospective or modified retrospective transition method. The Company anticipates adopting ASU 2014-09 using the modified retrospective transition method on January 1, 2018. Under the modified retrospective method, the cumulative effect of applying the standard would be recognized at the date of initial application. The Company does not expect to early adopt this ASU.

The Company has not quantified the effect of adopting ASU 2014-09, however it anticipates that the period for which it recognizes revenue for fees billed in connection with customer installations will change. The Company expects that revenues will be recognized over the contract term for installation fees associated with customer contracts with terms that are longer than month-to-month, which may be a shorter period than the average customer life currently used, because the fee does not give rise to a material right as defined by ASU 2014-09. The Company expects that revenues will be recognized over the estimated average customer life for installation fees associated with month-to-month contracts, because the fee represents a material right as defined by ASU 2014-09.  The impact of adopting the new standard on the Company’s total service revenue and operating income is not expected to be material. Additionally, the Company will be required to capitalize certain contract acquisition costs, including commissions paid to its sales team and agents, and to amortize these costs over the period the services are transferred for commission paid to its sales team and over the remaining contract term for agent commissions. The Company currently expenses these contract acquisition costs as incurred.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments — Credit Losses: Measurement of Credit Losses on Financial Instruments.”  This guidance is intended to introduce a revised approach to the recognition and measurement of credit losses, emphasizing an updated model based on expected losses rather than incurred losses. This new standard is effective for annual and interim reporting periods beginning after December 15, 2019 and early adoption is permitted. The Company is currently evaluating the impact that this guidance may have on its financial statements and related disclosures.

2. Property and equipment:

Depreciation and amortization expense related to property and equipment and capital leases was $18.5 million and $17.8 million for the three months ended March 31, 2017 and 2016, respectively. The Company capitalized salaries and related benefits of employees working directly on the construction and build-out of its network of $2.4 million and $2.2 million for the three months ended March 31, 2017 and 2016, respectively.

Exchange agreement

In the three months ended March 31, 2017 and 2016, the Company exchanged certain used network equipment and cash consideration for new network equipment. The fair value of the equipment received was estimated to be $4.8 million and $5.1 million, respectively, and after considering the cash component the transactions resulted in gains of $2.1 million and $1.9 million, respectively. The estimated fair value of the equipment received was based upon the cash consideration price the Company pays for the new network equipment on a standalone basis (Level 3).

Installment payment agreement

In March 2015, the Company entered into an installment payment agreement (“IPA”) with a vendor.  Under the IPA the Company was able to purchase network equipment in exchange for interest free note obligations each with a twenty-four month term.  There are no payments under each note obligation for the first six months followed by eighteen equal installment payments for the remaining eighteen month term. As of March 31, 2017, and December 31, 2016 there was $8.6 million and $5.5 million, respectively, of note obligations outstanding under the IPA, secured by the related equipment.  The Company recorded the net present value of the note obligation utilizing an imputed interest rate.  The resulting discount was $0.4 million and $0.3 million as of March 31, 2017 and December 31, 2016, respectively, and is being amortized over the note term using the effective interest rate method.

3. Long-term debt:

Debt extinguishment, redemption and new debt issuances—$375 million 2022 Notes

In March 2015, Group redeemed its $240.0 million 8.375% senior notes due in 2018 with the proceeds from its February 2015 issuance of $250.0 million of 5.375% senior secured notes (the “2022 Notes”) and existing cash on hand. The net proceeds from the offering were $248.6 million after deducting discounts and commissions and offering expenses. In December 2016, the Company issued an additional $125.0 million par value of its 2022 Notes at a premium of 100.375% of par value. The Company received net proceeds of $124.3 million after deducting $1.2 million of offering costs. The $0.5 million premium is amortized as a reduction to interest expense to the maturity date using the effective interest rate method. The net proceeds from these offerings are intended to be used for general corporate purposes.

The 2022 Notes were sold in private offerings for resale to qualified institutional buyers pursuant to SEC Rule 144A and mature on March 1, 2022. Interest accrues at 5.375% beginning on February 20, 2015 and is paid semi-annually in arrears on March 1 and September 1 of each year. The indenture governing the 2022 Notes provides that the Company and each of the Company’s existing domestic subsidiaries and future material domestic subsidiaries guarantee the 2022 Notes, subject to certain exceptions and permitted liens. The 2022 Notes are also secured by a pledge of all of the equity interests in Group’s domestic subsidiaries and 65% of the equity interests in Group’s first-tier foreign subsidiaries. The 2022 Notes and the subsidiary guarantees will be Group’s and the subsidiary guarantors’ senior indebtedness and will rank pari passu in right of payment with all of Group’s and the subsidiary guarantors’ existing and future senior indebtedness, effectively senior to Group’s senior unsecured indebtedness, including Group’s 2021 Notes described below, to the extent of the value of the collateral securing the 2022 Notes and the subsidiary guarantees and senior to any of the Company’s and the subsidiary guarantors’ future subordinated indebtedness. The 2022 Notes are structurally subordinated to the liabilities of the non-guarantor subsidiaries and are effectively subordinated to Group’s and the subsidiary guarantors’ secured indebtedness to the extent of the value of the collateral securing such indebtedness on a basis senior to the 2022 Notes and the subsidiary guarantees. Holdings is also a guarantor of the 2022 Notes; however Holdings’ guarantee is unsecured and thus its guarantee is not secured by any of Holdings assets. Holdings is also not subject to the covenants under the indenture governing the 2022 Notes.

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

Senior unsecured notes—$189.2 million 2021 Notes

On April 9, 2014, Cogent Communications Finance, Inc. (“Cogent Finance”), a newly formed financing subsidiary of Group, completed an offering at par of $200.0 million in aggregate principal amount of 5.625% Senior Notes due 2021 (the “2021 Notes”). The 2021 Notes were sold in private offerings for resale to qualified institutional buyers pursuant to SEC Rule 144A. The net proceeds from the offering were $195.8 million after deducting commissions and offering expenses. The net proceeds from the offering are intended to be used for general corporate purposes. In the second quarter of 2016, the Company paid $10.9 million for the purchase of $10.8 million of par value and accrued interest on its 2021 Notes reducing the principal amount to $189.2 million and resulting in a loss of $0.2 million. The loss resulted from the write off of the remaining unamortized debt issuance costs related to the purchased notes.

The 2021 Notes were issued pursuant to, and are governed by the Indenture between Cogent Finance and the trustee. The 2021 Notes bear interest at a rate of 5.625% per year and will mature on April 15, 2021. Interest began to accrue on the 2021 Notes on April 9, 2014 and will be paid semi-annually on April 15 and October 15, commencing on October 15, 2014. The 2021 Notes became Group’s senior unsecured obligations and are guaranteed on a senior unsecured basis by Holdings. The 2021 Notes are effectively subordinated in right of payment to all of Group’s and each guarantor’s secured indebtedness and future secured indebtedness, including the 2022 Notes, if any, to the extent of the value of the assets securing such indebtedness. The 2021 Notes are equal in right of payment with Group’s and each guarantor’s unsecured indebtedness that is not subordinated in right of payment to the 2021 Notes. The 2021 Notes rank senior in right of payment to Group’s and each guarantor’s future subordinated debt, if any; and are structurally subordinated in right of payment to all indebtedness and other liabilities of any of the Group’s subsidiaries that are not guarantors, which only consist of immaterial subsidiaries and foreign subsidiaries that do not guarantee other indebtedness of Group.

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

Limitations under the indentures

The indentures governing the 2022 Notes and 2021 Notes, among other things, limit the Company’s ability to incur indebtedness; to pay dividends or make other distributions; to make certain investments and other restricted payments; to create liens; consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; to incur restrictions on the ability of a subsidiary to pay dividends or make other payments; and to enter into certain transactions with its affiliates. Limitations on the ability to incur additional indebtedness (excluding IRU agreements incurred in the normal course of business) include a restriction on incurring additional indebtedness if the Company’s consolidated leverage ratio, as defined in the indentures, is greater than 5.0. The indentures prohibit certain payments, such as dividends and stock purchases, when the Company’s consolidated leverage ratio, as defined by the indentures, is greater than 4.25. A certain amount of such unrestricted payments is permitted notwithstanding this prohibition. The unrestricted payment amount may be increased by the Company’s consolidated cash flow, as defined in the indentures, as long as the Company’s consolidated leverage ratio is less than 4.25. The Company’s consolidated leverage ratio is currently above 4.25 as of March 31, 2017.  As of March 31, 2017, a total of $128.8 million was permitted for investment payments including dividends and stock purchases.

4. Commitments and contingencies:

Current and potential litigation

In accordance with the accounting guidance for contingencies, the Company accrues its estimate of a contingent liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Where it is probable that a liability has been incurred and there is a range of expected loss for which no amount in the range is more likely than any other amount, the Company accrues at the low end of the range. The Company reviews its accruals at least quarterly and adjusts them to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular matter. The Company has taken certain positions related to its obligations for leased circuits for which it is reasonably possible could result in a loss of up to $2.4 million in excess of the amount accrued at March 31, 2017.

In December 2011, certain former sales employees of the Company filed a collective action against the Company in the United States District Court, Southern District of Texas, Houston Division alleging misclassification of the Company’s sales employees throughout the United States in violation of the Fair Labor Standards Act. The lawsuit sought to recover pay for allegedly unpaid overtime and other damages, including attorney’s fees. In March 2014, the judge de-certified the collective action. Each of the former employees that opted-in to the collective action retained the right to file an individual action. Approximately 70 former employees did so. The Company has settled a number of the cases that were filed and made the required settlement payments. Currently, only one case in California remains (Ambrosia v. Cogent Communications, Inc. in the U. S. District Court for the Northern District of California). The parties have agreed to a settlement under which Cogent will pay approximately $3.1 million to settle the claims. The $3.1 million proposed settlement, which was recorded in the fourth quarter of 2016 and is accrued at March 31, 2017 is subject to approval by the court and individual plaintiffs will be able to opt out of the settlement if they wish and pursue claims separately.

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

5.    Income taxes:

The components of income before income taxes consist of the following (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2017	March 31, 2016

Domestic	$12,366	$11,387
Foreign	(4,737)	(5,644)
Total	$7,629	$5,743

6. Common stock buyback program:

The Company’s Board of Directors has approved purchases of the Company’s common stock under a buyback program (the “Buyback Program”) through December 31, 2017.  At March 31, 2017, there was approximately $43.3 million remaining for purchases under the Buyback Program.  There were no purchases of common stock during the three months ended March 31, 2017 and three months ended March 31, 2016.

7. Dividends on common stock:

Dividends are recorded as a reduction to retained earnings. Dividends on unvested restricted shares of common stock are paid as the awards vest. The Company’s initial quarterly dividend payment was made in the third quarter of 2012. On May 3, 2017, the Company’s Board of Directors approved the payment of our quarterly dividend of $0.44 per common share. This dividend for the second quarter of 2017 will be paid to holders of record on May 18, 2017. This estimated $19.7 million dividend payment is expected to be made on June 2, 2017.

The payment of any future dividends and any other returns of capital, including stock buybacks will be at the discretion of the Company’s Board of Directors and may be reduced, eliminated or increased and will be dependent upon the Company’s financial position, results of operations, available cash, cash flow, capital requirements, limitations under the Company’s debt indentures and other factors deemed relevant by the Company’s Board of Directors. The Company is a Delaware Corporation and under the General Corporate Law of the State of Delaware distributions may be restricted including a restriction that distributions, including stock purchases and dividends, do not result in an impairment of a corporation’s capital, as defined under Delaware Law. The indentures governing the Company’s notes limit the Company’s ability to return cash to its stockholders.

8. Related party transactions:

Office leases

The Company’s headquarters is located in an office building owned by Sodium LLC whose two owners are the Company’s Chief Executive Officer, who has a 51% interest in Sodium LLC and his wife who has a 49% interest. The fixed annual rent for the headquarters building is $1.0 million per year plus an allocation of taxes and utilities. The lease began in May 2015 and the lease term is for five years which is cancellable by the Company upon 60 days’ notice. The Company’s audit committee reviews and approves all transactions with related parties. The Company paid $0.3 million and $0.3 million in the three months ended March 31, 2017 and 2016, respectively, for rent and related costs (including taxes and utilities) to these lessors for these leases.

9. Segment information:

The Company operates as one operating segment. The Company’s service revenue and long lived assets by geographic region are as follows (in thousands):

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Revenues
North America	$97,853	$90,053
Europe	19,350	18,238
Total	$117,203	$108,291

	March 31, 2017	December 31, 2016
Long lived assets, net
North America	$287,458	$285,651
Europe	81,504	76,014
Total	$368,962	$361,665

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

Future economic instability in the global economy, which could affect spending on Internet services; the impact of changing foreign exchange rates (in particular the Euro to US dollar and Canadian dollar to US dollar exchange rates) on the translation of our non-US dollar denominated revenues, expenses, assets and liabilities; legal and operational difficulties in new markets; the imposition of a requirement that we contribute to the US Universal Service Fund on the basis of our Internet revenue; changes in government policy and/or regulation, including rules regarding data protection, cyber security and net neutrality; increasing competition leading to lower prices for our services; our ability to attract new customers and to increase and maintain the volume of traffic on our network; the ability to maintain our Internet peering arrangements on favorable terms; our reliance on an equipment vendor, Cisco Systems Inc., and the potential for hardware or software problems associated with such equipment; the dependence of our network on the quality and dependability of third-party fiber providers; our ability to retain certain customers that comprise a significant portion of our revenue base; the management of network failures and/or disruptions; and outcomes in litigation as well as other risks discussed from time to time in our filings with the Securities and Exchange Commission, including, without limitation, our annual report on Form 10-K for the year ended December 31, 2016.

General Overview

We are a leading facilities-based provider of low-cost, high-speed Internet access and IP communications services. Our network is specifically designed and optimized to transmit data using IP. We deliver our services primarily to small and medium-sized businesses, communications service providers and other bandwidth-intensive organizations in North America, Europe and in Asia.

Our on-net service consists of high-speed Internet access and IP connectivity ranging from 100 Megabits per second to 100 Gigabits per second of bandwidth. We offer our on-net services to customers located in buildings that are physically connected to our network. We provide on-net Internet access to corporate customers and net-centric customers. Our corporate customers are located in multi-tenant office buildings and in our data centers and typically include law firms, financial services firms, advertising and marketing firms and other professional services businesses. Our net-centric customers include bandwidth-intensive users such as consortiums of universities, Internet service providers, telephone companies, cable television companies, web hosting companies, content delivery networks and commercial content and application service providers. These net-centric customers generally receive our services in colocation facilities and in our data centers.

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

Our network is comprised of in-building riser facilities, metropolitan optical fiber networks, metropolitan traffic aggregation points and inter-city transport facilities. Our network is physically connected entirely through our facilities to 2,406 buildings in which we provide our on-net services, including 1,601 multi-tenant office buildings. We also provide on-net services in carrier-neutral data centers, Cogent controlled data centers and single-tenant office buildings. We operate 53 Cogent controlled data centers totaling 603,000 square feet. Because of our integrated network architecture, we are not dependent on local telephone companies or cable companies to serve our on-net customers. We emphasize the sale of our on-net services because we believe we have a competitive advantage in providing these services and these services generate gross profit margins that are greater than the gross profit margins of our off-net services.

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

Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

The following summary table presents a comparison of our results of operations with respect to certain key financial measures. The comparisons illustrated in the table are discussed in greater detail below.

	Three months ended March 31,		Percent
	2017	2016	Change
	(in thousands)
Service revenue	$117,203	$108,291	8.2%
On-net revenue	83,586	78,705	6.2%
Off-net revenue	33,386	29,356	13.7%
Non-core revenue	231	230	0.4%
Network operations expenses (1)	50,662	47,277	7.2%
Selling, general, and administrative expenses (2)	31,461	29,532	6.5%
Gains on equipment transactions	2,124	1,946	9.1%
Depreciation and amortization expenses	18,538	17,753	4.4%
Interest expense	11,891	10,065	18.1%
Income tax provision	3,493	2,389	46.2%

(1)         Includes equity-based compensation expenses of $111 and $121 in the three months ended March 31, 2017 and 2016, respectively.

(2)         Includes equity-based compensation expenses of $2,536 and $2,060 in the three months ended March 31, 2017 and 2016, respectively.

	Three Months Ended March 31,		Percent
	2017	2016	Change
Other Operating Data
Average Revenue Per Unit (ARPU)
ARPU—on net	$518	$566	(8.5)%
ARPU—off-net	$1,261	$1,311	(3.8)%
Average Price per Megabit — installed base	$1.19	$1.47	(18.7)%
Customer Connections—end of period
On-net	54,805	47,252	16.0%
Off-net	9,055	7,654	18.3%

Service Revenue. Our service revenue increased 8.2% for the three months ended March 31, 2017 from the three months ended March 31, 2016. The impact of exchange rates resulted in a decrease of revenues for the three months ended March 31, 2017 of approximately $0.5 million.  All foreign currency comparisons herein reflect our first quarter 2017 results translated at the average foreign currency exchange rates for the first quarter of 2016.  For the three months ended March 31, 2017 and 2016, on-net, off-net and non-core revenues represented 71.3%, 28.5% and 0.2% and 72.7%, 27.1% and 0.2% of our service revenue, respectively. Revenue recognition standards include guidance relating to any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, gross receipts taxes, Universal Service Fund fees and certain state regulatory fees. We record these taxes billed to our customers on a gross basis (as service revenue and network operations expense) in our consolidated statements of operations. The impact of these taxes including the Universal Service Fund resulted in an increase of our revenues for the three months ended March 31, 2017 from the three months ended March 31, 2016 of approximately $0.6 million.

Revenues from our corporate and net centric customers represented 61.8% and 38.2% of total service revenue, respectively, for the three months ended March 31, 2017 and represented 59.7% and 40.3% of total service revenue, respectively, for the three months ended March 31, 2016.  Revenues from corporate customers increased 12.0% to $72.4 million for the three months ended March 31, 2017 from $64.6 million for the three months ended March 31, 2016.  Revenues from our net-centric customers increased by 2.6% to $44.8 million for the three months ended March 31, 2017 from $43.7 million for the three months ended March 31, 2016.  The negative impact of foreign exchange had a more significant impact on our net-centric revenues.

Our on-net revenues increased 6.2% for the three months ended March 31, 2017 from the three months ended March 31, 2016. We increased the number of our on-net customer connections by 16.0% at March 31, 2017 from March 31, 2016. On-net customer connections increased at a greater rate than on-net revenues primarily due to the 8.5% decline in our on-net ARPU, primarily from a decline in ARPU for our net centric customers and from the negative impact of foreign exchange. ARPU is determined by dividing revenue for the period by the average customer connections for that period. Our average price per megabit for our installed base of customers is determined by dividing the aggregate monthly recurring fixed charges for those customers by the aggregate committed data rate for the same customers. The decline in on-net ARPU is partly attributed to volume and term based pricing discounts. Additionally, on-net customers who cancel their service from our installed base of customers, in general, have an ARPU that is greater than the ARPU for our new customers due to declining prices primarily for our on-net services sold to our net-centric customers. These trends resulted in the reduction to our on-net ARPU and an 18.7% decline in our average price per megabit for our installed base of customers.

Our off-net revenues increased 13.7% for the three months ended March 31, 2017 from the three months ended March 31, 2016.  Our off-net revenues increased as we increased the number of our off-net customer connections by 18.3% at March 31, 2017 from March 31, 2016. Our off-net customer connections increased at a greater rate than our off-net revenue primarily due to the 3.8% decrease in our off-net ARPU.

Network Operations Expenses. Network operations expenses include the costs of personnel associated with service delivery, network management and customer support, network facilities costs, fiber and equipment maintenance fees, leased circuit costs, access and facilities fees paid to building owners and excise taxes billed to our customers and recorded on a gross basis. Non-cash equity-based compensation expense is included in network operations expenses consistent with the classification of the employee’s salary and other compensation. Our network operations expenses, including non-cash equity-based compensation expense, increased 7.2% for the three months ended March 31, 2017 from the three months ended March 31, 2016. The increase is primarily attributable to an increase in costs related to our network and facilities expansion activities, a $0.6 million increase in taxes billed to our customers recorded on a gross basis (in service revenue and cost of network operations expense) and the increase in our off-net revenues. When we provide off-net services we also assume the cost of the associated tail circuits.

Selling, General, and Administrative (“SG&A”) Expenses. Our SG&A expenses, including non-cash equity-based compensation expense, increased 6.5% for the three months ended March 31, 2017 from the three months ended March 31, 2016. Non-cash equity-based compensation expense is included in SG&A expenses consistent with the classification of the employee’s salary and other compensation and was $2.5 million for the three months ended March 31, 2017 and $2.1 million for the three months ended March 31, 2016. SG&A expenses increased primarily from an increase in salaries and related costs required to support our expansion and the increase in our sales efforts being partly offset by a $0.9 million decrease in our legal and economic analysis fees primarily associated with U.S. net neutrality and interconnection regulatory matters.  Our sales force headcount increased by 7.2% from 517 at March 31, 2016 to 554 at March 31, 2017 and our total headcount increased by 5.3% from 855 at March 31, 2016 to 900 at March 31, 2017.

Gains on Equipment Transactions.  In the three months ended March 31, 2017 and March 31, 2016, we exchanged certain used network equipment and cash consideration for new network equipment resulting in gains of $2.1 million and $1.9 million, respectively, based upon the estimated fair value of the new network equipment less the carrying amount of the returned used network equipment and the cash paid.

Depreciation and Amortization Expenses. Our depreciation and amortization expense increased by 4.4% for the three months ended March 31, 2017 from the three months ended March 31, 2016. The increase is primarily due to the depreciation expense associated with the increase in deployed fixed assets.

Interest Expense. Interest expense results from interest incurred on our $375.0 million of senior secured notes, interest incurred on our $189.2 million of senior unsecured notes, interest on our installment payment agreement and interest on our capital lease obligations. Our interest expense increased by 18.1% for the three months ended March 31, 2017 from the three months ended March 31, 2016 primarily due to our issuance of $125.0 million of senior secured notes in December 2016.

Income Tax Provision.  Our income tax provision was $3.5 million for the three months ended March 31, 2017 and $2.4 million for the three months ended March 31, 2016. The increase in our income tax provision was primarily related to an increase in deferred income tax expense due to an increase in income before taxes in the United States.

Buildings On-net. As of March 31, 2017 and 2016, we had a total of 2,406 and 2,271 on-net buildings connected to our network, respectively.

Liquidity and Capital Resources

In assessing our liquidity, management reviews and analyzes our current cash balances, accounts receivable, accounts payable, accrued liabilities, capital expenditure commitments, and required capital lease and debt payments and other obligations.

Cash Flows

The following table sets forth our consolidated cash flows.

	Three months ended March 31,
(in thousands)	2017	2016
Net cash provided by operating activities	$23,514	$27,557
Net cash used in investing activities	(12,249)	(15,034)
Net cash used in financing activities	(22,771)	(21,518)
Effect of exchange rates on cash	383	1,454
Net decrease in cash and cash equivalents during period	$(11,213)	$(7,541)

Net Cash Provided by Operating Activities.  Our primary sources of operating cash are receipts from our customers who are billed on a monthly basis for our services. Our primary uses of operating cash are payments made to our vendors, employees and interest payments made to our capital lease vendors and our note holders. Our changes in cash provided by operating activities are primarily due to changes in our operating profit and changes in our interest payments. Cash provided by operating activities for the three months ended March 31, 2017 and 2016 includes interest payments on our note obligations of $10.1 million and $6.7 million, respectively.

Net Cash Used In Investing Activities.  Our primary use of cash for investing activities is for purchases of property and equipment. Purchases of property and equipment were $12.2 million and $15.0 million for the three months ended March 31, 2017 and 2016, respectively. The changes in purchases of property and equipment are primarily due to the timing and scope of our network expansion activities including geographic expansion and adding buildings to our network.

Net Cash Used In Financing Activities.  Our primary uses of cash for financing activities are for principal payments under our capital lease obligations and our installment payment agreement and dividend payments. Principal payments under our capital lease were $3.8 million and $3.4 million for the three months ended March 31, 2017 and 2016, respectively.  During the three months ended March 31, 2017 and 2016 we paid $19.0 million and $16.2 million, respectively, for our quarterly dividend payments.

Cash Position and Indebtedness

Our total indebtedness at March 31, 2017 was $718.0 million and our total cash and cash equivalents were $263.2 million. Our total indebtedness at March 31, 2017 includes $145.1 million of capital lease obligations for dark fiber under long term IRU agreements.

Summarized Financial Information of Holdings

Holdings is not a restricted subsidiary as defined under the indentures governing our 2021 Notes and our 2022 Notes.  Holdings is a guarantor under these notes.  Under the indentures we are required to disclose financial information of Holdings including its assets, liabilities and its operating results (“Holdings Financial Information”).  The Holdings Financial Information as of and for the three months ended March 31, 2017 is detailed below (in thousands).

March 31, 2017
(Unaudited)
Cash and cash equivalents	$124,055
Total assets	$124,055

Investment from subsidiaries	$275,499
Common stock	45
Accumulated deficit	(151,489)
Total equity	$124,055

Three Months Ended March 31, 2017
(Unaudited)
Equity-based compensation expense	2,877
Interest income	193
Net loss	$(2,684)

Common Stock Buyback Program

Our Board of Directors has approved purchases of our common stock under a buyback program (the “Buyback Program”).  There were no purchases of our common stock in the three months ended March 31, 2017 and 2016.  As of March 31, 2017, there was a total of $43.3 million available under the Buyback Program which is authorized to continue through December 31, 2017.

Dividends on Common Stock and Return of Capital Program

Dividends are recorded as a reduction to retained earnings. Dividends on unvested restricted shares of common stock are paid as the awards vest. Our initial quarterly dividend payment was made in the third quarter of 2012. On May 3, 2017, our Board of Directors approved the payment of our quarterly dividend of $0.44 per common share. This dividend for the second quarter of 2017 will be paid to holders of record on May 18, 2017. This estimated $19.7 million dividend payment is expected to be made on June 2, 2017.

The payment of any future dividends and any other returns of capital, including stock buybacks, will be at the discretion of our Board of Directors and may be reduced, eliminated or increased and will be dependent upon our financial position, results of operations, available cash, cash flow, capital requirements, limitations under our debt indentures and other factors deemed relevant by the our Board of Directors. We are a Delaware Corporation and under the General Corporate Law of the State of Delaware distributions may be restricted including a restriction that distributions, including stock purchases and dividends, do not result in an impairment of a corporation’s capital, as defined under Delaware Law. The indentures governing our notes limit our ability to return cash to our stockholders.  See Note 3 of our interim condensed consolidated financial for additional discussion of limitations on distributions.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments included in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2016.

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

Critical Accounting Policies and Significant Estimates

Management believes that as of March 31, 2017, there have been no material changes to our critical accounting policies and significant estimates from those listed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2016.

Recent Accounting Pronouncements

Recent Accounting Pronouncements—to be Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases. This ASU will replace most existing lease accounting guidance when it becomes effective. The new standard is effective for us beginning on January 1, 2019. Early application is permitted. The standard must be adopted using the modified retrospective approach for all leases that exist at or commence after the beginning of the earliest comparative period presented (with the option to apply certain practical expedients), which for us will be the period beginning January 1, 2017. The standard will require us to record a right to use asset and a lease liability for most of our leases, including our leases currently treated as operating leases. We are evaluating the effect that ASU 2016-02 will have on our consolidated financial statements and related disclosures and we will elect to apply certain practical expedients. We have not yet determined the effect of the standard on our ongoing financial reporting or quantified the impact to our balance sheet, however we do expect the right to use asset and lease liability recorded will be material. We do not expect to early adopt this ASU.

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

We have not quantified the effect of adopting ASU No. 2014-09, however we anticipate the period for which we recognize revenue for fees billed in connection with customer installations will change. We expect that revenues will be recognized over the contract term for installation fees associated with customer contracts with terms that are longer than month-to-month, which may be a shorter period than the average customer life currently used, because the fee does not give rise to a material right as defined by ASU No. 2014-09. We expect that revenues will be recognized over the estimated average customer life for installation fees associated with month-to-month contracts, because the fee represents a material right. The impact of adopting the new standard on our total service revenue and operating income is not expected to be material. Additionally, we will be required to capitalize certain contract acquisition costs, including commissions paid to our sales team and agents, and to amortize these costs over the period the services are transferred for commission paid to our sales team and over the remaining contract term for agent commissions.  We currently expense these contract acquisition costs as incurred.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments — Credit Losses: Measurement of Credit Losses on Financial Instruments.” This guidance is intended to introduce a revised approach to the recognition and measurement of credit losses, emphasizing an updated model based on expected losses rather than incurred losses. This new standard is effective for annual and interim reporting periods beginning after December 15, 2019 and early adoption is permitted. We are currently evaluating the impact that this guidance may have on our financial statements and related disclosures.

ITEM 3.                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management believes that as of March 31, 2017, there have been no material changes to our exposures to market risk from those disclosed in Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” of our annual report on Form 10-K for the year ended December 31, 2016.

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

ITEM 2.                 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Board of Directors has authorized a plan to permit the repurchase of our common stock in negotiated and open market transactions through December 31, 2017. We may purchase shares from time to time depending on market, economic, and other factors. There were no purchases of our common stock during the first quarter of 2017 and as of March 31, 2017 there was $43.3 million remaining under the authorization.

ITEM 6.                 EXHIBITS.

(a) Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer (furnished herewith)
32.2	Certification of Chief Financial Officer (furnished herewith)
101.1

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 4, 2017	COGENT COMMUNICATIONS HOLDINGS, INC.

	By:	/s/ David Schaeffer
		Name:	David Schaeffer
		Title:	Chief Executive Officer

Date: May 4, 2017	By:	/s/ Thaddeus G. Weed
		Name:	Thaddeus G. Weed
		Title:	Chief Financial Officer (Principal Accounting Officer)

Exhibit Index

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer (furnished herewith)
32.2	Certification of Chief Financial Officer (furnished herewith)
101.1

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31 2017, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (filed herewith).