Form 10-Q
period 2017-06-30
COGENT COMMUNICATIONS HOLDINGS, INC.
filed 2017-08-03
CIK 1158324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐

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

Common Stock, $.001 par value 45,936,124 Shares Outstanding as of July 31, 2017

INDEX

PART I FINANCIAL INFORMATION
Item 1.	Financial Statements	3
	Condensed Consolidated Financial Statements (Unaudited)	3
	Condensed Consolidated Balance Sheets of Cogent Communications Holdings, Inc., and Subsidiaries as of June 30, 2017 (Unaudited) and December 31, 2016	3
	Condensed Consolidated Statements of Comprehensive Income of Cogent Communications Holdings, Inc., and Subsidiaries for the Three Months Ended June 30, 2017 and June 30, 2016 (Unaudited)	4
	Condensed Consolidated Statements of Comprehensive Income of Cogent Communications Holdings, Inc., and Subsidiaries for the Six Months Ended June 30, 2017 and June 30, 2016 (Unaudited)	5
	Condensed Consolidated Statements of Cash Flows of Cogent Communications Holdings, Inc., and Subsidiaries for the Six Months Ended June 30, 2017 and June 30, 2016 (Unaudited)	6
	Notes to Interim Condensed Consolidated Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4.	Controls and Procedures	19

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 6.	Exhibits	20
SIGNATURES		20
CERTIFICATIONS

PART I FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2017 AND DECEMBER 31, 2016

(IN THOUSANDS, EXCEPT SHARE DATA)

	June 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$256,492	$274,319
Accounts receivable, net of allowance for doubtful accounts of $1,731 and $1,734, respectively	34,754	33,598
Prepaid expenses and other current assets	21,906	19,706
Total current assets	313,152	327,623
Property and equipment, net	376,867	361,641
Deferred tax assets, net	35,661	42,241
Deposits and other assets - $705 and $128 restricted, respectively	6,759	6,387
Total assets	$732,439	$737,892

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,284	$11,551
Accrued and other current liabilities	49,412	47,149
Installment payment agreement, current portion, net of discount of $312 and $204, respectively	6,004	2,587
Current maturities, capital lease obligations	7,635	6,626
Total current liabilities	72,335	67,913
Senior secured 2022 notes, net of unamortized debt costs of $2,066 and $2,257, respectively and including premium of $421 and $462, respectively	373,355	373,205
Senior unsecured 2021 notes, net of unamortized debt costs of $2,339 and $2,575, respectively	186,886	186,650
Capital lease obligations, net of current maturities	142,155	135,335
Other long term liabilities	28,909	28,043
Total liabilities	803,640	791,146
Commitments and contingencies:
Stockholders’ equity:
Common stock, $0.001 par value; 75,000,000 shares authorized; 45,927,374 and 45,478,787 shares issued and outstanding, respectively	46	45
Additional paid-in capital	447,852	442,799
Accumulated other comprehensive income — foreign currency translation	(9,702)	(17,193)
Accumulated deficit	(509,397)	(478,905)
Total stockholders’ deficit	(71,201)	(53,254)
Total liabilities and stockholders’ deficit	$732,439	$737,892

The accompanying notes are an integral part of these condensed consolidated balance sheets.

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED JUNE 30, 2017 AND JUNE 30, 2016

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016
	(Unaudited)	(Unaudited)
Service revenue	$119,777	$109,955
Operating expenses:
Network operations (including $141 and $145 of equity-based compensation expense, respectively, exclusive of depreciation and amortization shown separately below)	51,115	47,872
Selling, general, and administrative (including $3,084 and $2,542 of equity-based compensation expense, respectively)	31,788	29,820
Depreciation and amortization	18,897	18,604
Total operating expenses	101,800	96,296
Losses on debt purchases and installment loan repayment	—	(587)
Gains on equipment transactions	1,023	4,439
Operating income	19,000	17,511
Interest income and other, net	1,015	335
Interest expense	(12,090)	(10,243)
Income before income taxes	7,925	7,603
Income tax provision	(3,608)	(3,379)
Net income	$4,317	$4,224

Comprehensive income:
Net income	$4,317	$4,224
Foreign currency translation adjustment	6,163	(1,967)
Comprehensive income	$10,480	$2,257

Net income per common share:
Basic and diluted net income per common share	$0.10	$0.09

Dividends declared per common share	$0.44	$0.37

Weighted-average common shares - basic	44,717,372	44,491,899

Weighted-average common shares - diluted	44,988,655	44,757,494

The accompanying notes are an integral part of these condensed consolidated statements.

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND JUNE 30, 2016

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
	(Unaudited)	(Unaudited)
Service revenue	$236,981	$218,247
Operating expenses:
Network operations (including $252 and $266 of equity-based compensation expense, respectively, exclusive of depreciation and amortization shown separately below)	101,778	95,149
Selling, general, and administrative (including $5,620 and $4,602 of equity-based compensation expense, respectively)	63,252	59,352
Depreciation and amortization	37,435	36,357
Total operating expenses	202,465	190,858
Losses on debt purchases and installment loan repayment	—	(587)
Gains on equipment transactions	3,146	6,385
Operating income	37,662	33,187
Interest income and other, net	1,870	468
Interest expense	(23,978)	(20,309)
Income before income taxes	15,554	13,346
Income tax provision	(7,101)	(5,768)
Net income	$8,453	$7,578

Comprehensive income:
Net income	$8,453	$7,578
Foreign currency translation adjustment	7,491	2,107
Comprehensive income	$15,944	$9,685

Net income per common share:
Basic and diluted net income per common share	$0.19	$0.17

Dividends declared per common share	$0.86	$0.73

Weighted-average common shares - basic	44,720,971	44,484,863

Weighted-average common shares - diluted	44,990,298	44,713,196

The accompanying notes are an integral part of these condensed consolidated statements.

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND JUNE 30, 2016

(IN THOUSANDS)

	Six months Ended June 30, 2017	Six months Ended June 30, 2016
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$8,453	$7,578
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,435	36,357
Amortization of debt discount and premium	567	696
Equity-based compensation expense (net of amounts capitalized)	5,872	4,868
Losses on debt purchases and installment loan repayment	—	587
Gains — equipment transactions and other, net	(3,628)	(6,480)
Deferred income taxes	6,626	5,633
Changes in operating assets and liabilities:
Accounts receivable	(341)	(1,445)
Prepaid expenses and other current assets	(1,200)	(3,435)
Accounts payable, accrued liabilities and other long-term liabilities	(2,084)	8,765
Deposits and other assets	(141)	(1,869)
Net cash provided by operating activities	51,559	51,255
Cash flows from investing activities:
Purchases of property and equipment	(24,256)	(29,294)
Net cash used in investing activities	(24,256)	(29,294)
Cash flows from financing activities:
Dividends paid	(38,945)	(32,842)
Purchases of common stock	(1,829)	—
Purchases of senior secured 2021 notes	—	(10,775)
Proceeds from exercises of stock options	486	630
Principal payments on installment payment agreement	(951)	(21,203)
Principal payments of capital lease obligations	(6,048)	(7,304)
Net cash used in financing activities	(47,287)	(71,494)
Effect of exchange rates changes on cash	2,157	909
Net decrease in cash and cash equivalents	(17,827)	(48,624)
Cash and cash equivalents, beginning of period	274,319	203,591
Cash and cash equivalents, end of period	$256,492	$154,967
Supplemental disclosure of non-cash financing activities:
Non-cash component of network equipment obtained in exchange transactions	$3,120	$6,385
PP&E obtained for installment payment agreement	$4,874	$—
Fair value of equipment acquired in leases	$—	$1,744

Capital lease obligations incurred	$11,580	$6,883

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

Financial instruments

At June 30, 2017, the carrying amount of cash and cash equivalents, accounts receivable, prepaid and other current assets, accounts payable and accrued expenses approximated fair value because of the short-term nature of these instruments. The Company measures its cash equivalents at amortized cost, which approximates fair value based upon quoted market prices (Level 1). Based upon recent trading prices (Level 2 — market approach) at June 30, 2017 the fair value of the Company’s $189.2 million senior unsecured notes was $195.4 million and the fair value of the Company’s $375.0 million senior secured notes was $393.8 million.

The Company was party to letters of credit totaling $0.7 million as of June 30, 2017 and $0.1 million as of December 31, 2016. These letters of credit are secured by investments that are restricted and included in other assets.

Gross receipts taxes, universal service fund and other surcharges

Revenue recognition standards include guidance relating to taxes or surcharges assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer and may include, but are not limited to, gross receipts taxes, excise taxes, Universal Service Fund fees and certain state regulatory fees. Such charges may be presented gross or net based upon the Company’s accounting policy election. The Company records certain excise taxes and surcharges on a gross basis and includes them in its service revenue and cost of network operations. Excise taxes and surcharges billed to customers and recorded on a gross basis (as service revenue and network operations expense) were $2.7 million and $2.2 million for the three months ended June 30, 2017 and June 30, 2016, respectively, and $5.3 million and $4.2 million for the six months ended June 30, 2017 and June 30, 2016, respectively.

Basic and diluted net income per common share

Basic earnings per share (“EPS”) excludes dilution for common stock equivalents and is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock outstanding during each period, adjusted for the effect of dilutive common stock equivalents.  Shares of restricted stock are included in the computation of basic EPS as they vest and are included in diluted EPS, to the extent they are dilutive, determined using the treasury stock method. The Company’s employees exercised options for 5,995 and 18,968 common shares for the three months ended June 30, 2017 and 2016, and exercised options for 17,913 and 28,478 common shares for the six months ended June 30, 2017 and 2016, respectively.

The following details the determination of diluted weighted average shares:

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Weighted average common shares - basic	44,717,372	44,491,899	44,720,971	44,484,863
Dilutive effect of stock options	26,395	37,498	27,393	35,989
Dilutive effect of restricted stock	244,888	228,097	241,934	192,344
Weighted average common shares - diluted	44,988,655	44,757,494	44,990,298	44,713,196

The following details unvested shares of restricted common stock as well as the anti-dilutive effects of stock options and restricted stock awards outstanding:

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016

Unvested shares of restricted common stock	1,239,633	1,062,790	1,239,633	1,062,790
Anti-dilutive options for common stock	62,175	64,349	54,765	100,504
Anti-dilutive shares of restricted common stock	138,909	—	69,838	99,308

Recent Accounting Pronouncements—to be Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). This ASU will replace most existing lease accounting guidance when it becomes effective. The new standard is effective for the Company beginning on January 1, 2019. Early application is permitted. ASU 2016-02 must be adopted using the modified retrospective approach for all leases that exist at or commence after the beginning of the earliest comparative period presented (with the option to apply certain practical expedients), which for the Company will be the period beginning January 1, 2017. ASU 2016-02 will require the Company to record a right to use asset and a lease liability for most of its leases, including its leases currently treated as operating leases. The Company is evaluating the effect that ASU 2016-02 will have on its consolidated financial statements and related disclosures and will elect to apply certain practical expedients. The Company has not yet determined the effect of ASU

2016-02 on its ongoing financial reporting or quantified the impact to its balance sheet, however it does expect that the right to use asset and lease liability recorded will be material. The Company does not expect to early adopt ASU 2016-02.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers, and also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. ASU 2014-09 is effective for the Company on January 1, 2018. Early application is permitted for annual periods beginning after December 15, 2016. ASU 2014-09 permits the use of either the full retrospective or modified retrospective transition method. The Company anticipates adopting ASU 2014-09 using the modified retrospective transition method on January 1, 2018. Under the modified retrospective method, the cumulative effect of applying the standard would be recognized at the date of initial application. The Company does not expect to early adopt ASU 2014-09.

The Company has not quantified the effect of adopting ASU 2014-09, however it anticipates that the period for which it recognizes revenue for fees billed in connection with customer installations will change. The Company expects that revenues will be recognized over the contract term for installation fees associated with customer contracts with terms that are longer than month-to-month, which may be a shorter period than the average customer life currently used, because the fee does not give rise to a material right as defined by ASU 2014-09. The Company expects that revenues will be recognized over the estimated average customer life for installation fees associated with month-to-month contracts, because the fee represents a material right as defined by ASU 2014-09.  The impact of adopting ASU 2014-09 on the Company’s total service revenue and operating income is not expected to be material. Additionally, the Company will be required to capitalize certain contract acquisition costs, including commissions paid to its sales team and agents, and to amortize these costs over the period the services are transferred to the customer for commissions paid to its sales team and over the remaining contract term for agent commissions. The Company currently expenses these contract acquisition costs as incurred.

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

2. Property and equipment:

Depreciation and amortization expense related to property and equipment and capital leases was $18.9 million and $18.6 million for the three months ended June 30, 2017, and 2016 respectively, and $37.4 million and $36.4 million for the six months ended June 30, 2017 and 2016, respectively. The Company capitalized salaries and related benefits of employees working directly on the construction and build-out of its network of $2.4 million and $2.6 million for the three months ended June 30, 2017 and 2016, respectively, and $4.9 million and $4.4 million for the six months ended June 30, 2017 and 2016, respectively.

Exchange agreement

In the three and six months ended June 30, 2017 and 2016, the Company exchanged certain used network equipment and cash consideration for new network equipment. The fair value of the equipment received was estimated to be $2.2 million and $7.4 million for the three months ended June 30, 2017 and 2016, respectively, and $7.0 million and $12.5 million for the six months ended June 30, 2017 and 2016, respectively and after considering the cash component the transactions resulted in gains of $1.0 million and $4.4 million for the three months ended June 30, 2017 and 2016, respectively, and $3.1 million and $6.4 million for the six months ended June 30, 2017 and 2016, respectively. The estimated fair value of the equipment received was based upon the cash consideration price the Company pays for the new network equipment on a standalone basis (Level 3).

Installment payment agreement

In March 2015, the Company entered into an installment payment agreement (“IPA”) with a vendor.  Under the IPA the Company was able to purchase network equipment in exchange for interest free note obligations each with a twenty-four month term.  There are no payments under each note obligation for the first six months followed by eighteen equal installment payments for the remaining eighteen month term. As of June 30, 2017, and December 31, 2016 there was $9.4 million and $5.5 million, respectively, of note obligations outstanding under the IPA, secured by the related equipment.  The Company recorded the net present value of the note obligation utilizing an imputed interest rate.  The resulting discount is $0.4 million and $0.3 million as of June 30, 2017 and December 31, 2016, respectively, and is being amortized over the note term using the effective interest rate method.

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

The 2021 Notes were issued pursuant to, and are governed by the Indenture between Cogent Finance and the trustee. The 2021 Notes bear interest at a rate of 5.625% per year and will mature on April 15, 2021. Interest began to accrue on the 2021 Notes on April 9, 2014 and is paid semi-annually on April 15 and October 15.  The 2021 Notes became Group’s senior unsecured obligations and are guaranteed on a senior unsecured basis by Holdings. The 2021 Notes are effectively subordinated in right of payment to all of Group’s and each guarantor’s secured indebtedness and future secured indebtedness, including the 2022 Notes, if any, to the extent of the value of the assets securing such indebtedness. The 2021 Notes are equal in right of payment with Group’s and each guarantor’s unsecured indebtedness that is not subordinated in right of payment to the 2021 Notes. The 2021 Notes rank senior in right of payment to Group’s and each guarantor’s future subordinated debt, if any; and are structurally subordinated in right of payment to all indebtedness and other liabilities of any of the Group’s subsidiaries that are not guarantors, which only consist of immaterial subsidiaries and foreign subsidiaries that do not guarantee other indebtedness of Group.

Limitations under the indentures

The indentures governing the 2022 Notes and 2021 Notes, among other things, limit the Company’s ability to incur indebtedness; to pay dividends or make other distributions; to make certain investments and other restricted payments; to create liens; consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; to incur restrictions on the ability of a subsidiary to pay dividends or make other payments; and to enter into certain transactions with its affiliates. Limitations on the ability to incur additional indebtedness (excluding IRU agreements incurred in the normal course of business) include a restriction on incurring additional indebtedness if the Company’s consolidated leverage ratio, as defined in the indentures, is greater than 5.0. The indentures prohibit certain payments, such as dividends and stock purchases, when the Company’s consolidated leverage ratio, as defined by the indentures, is greater than 4.25. A certain amount of such unrestricted payments is permitted notwithstanding this prohibition. The unrestricted payment amount may be increased by the Company’s consolidated cash flow, as defined in the indentures, as long as the Company’s consolidated leverage ratio is less than 4.25. The Company’s consolidated leverage ratio is above 4.25 as of June 30, 2017.  As of June 30, 2017, a total of $107.0 million (held by Holdings) was permitted for investment payments including dividends and stock purchases.

4. Commitments and contingencies:

Current and potential litigation

In accordance with the accounting guidance for contingencies, the Company accrues its estimate of a contingent liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Where it is probable that a liability has been incurred and there is a range of expected loss for which no amount in the range is more likely than any other amount, the Company accrues at the low end of the range. The Company reviews its accruals at least quarterly and adjusts them to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular matter. The Company has taken certain positions related to its obligations for leased circuits for which it is reasonably possible could result in a loss of up to $2.5 million in excess of the amount accrued at June 30, 2017.

In December 2011, certain former sales employees of the Company filed a collective action against the Company in the United States District Court, Southern District of Texas, Houston Division alleging misclassification of the Company’s sales employees throughout the United

States in violation of the Fair Labor Standards Act. The lawsuit sought to recover pay for allegedly unpaid overtime and other damages, including attorney’s fees. In March 2014, the judge de-certified the collective action. Each of the former employees that opted-in to the collective action retained the right to file an individual action. Approximately 70 former employees did so. The Company has settled a number of the cases that were filed and made the required settlement payments. Currently, only one case in California remains (Ambrosia v. Cogent Communications, Inc. in the U. S. District Court for the Northern District of California). The parties have agreed to a settlement under which Cogent will pay approximately $3.1 million to settle the claims. The $3.1 million proposed settlement, which was recorded in the fourth quarter of 2016 and is accrued at June 30, 2017 is subject to approval by the court and individual plaintiffs will be able to opt out of the settlement if they wish and pursue claims separately.

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

5.    Income taxes:

The components of income before income taxes consist of the following (in thousands):

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016

Domestic	$12,690	$13,230	$25,056	$24,618
Foreign	(4,765)	(5,627)	(9,502)	(11,272)
Total	$7,925	$7,603	$15,554	$13,346

6. Common stock buyback program:

The Company’s Board of Directors has approved purchases of the Company’s common stock under a buyback program (the “Buyback Program”) through December 31, 2018.  At June 30, 2017, there was approximately $41.5 million remaining for purchases under the Buyback Program.  During the three and six months ended June 30, 2017 the Company purchased 46,750 shares of its common stock for $1.8 million.  There were no purchases of common stock during the three and six months ended June 30, 2016.

7. Dividends on common stock:

Dividends are recorded as a reduction to retained earnings. Dividends on unvested restricted shares of common stock are paid as the awards vest.. On August 2, 2017, the Company’s Board of Directors approved the payment of its quarterly dividend of $0.46 per common share. This dividend for the third quarter of 2017 will be paid to holders of record on August 18, 2017. This estimated $20.6 million dividend payment is expected to be made on September 1, 2017.

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

8. Related party transactions:

Office leases

The Company’s headquarters is located in an office building owned by Sodium LLC whose two owners are the Company’s Chief Executive Officer, who has a 51% interest in Sodium LLC and his wife who has a 49% interest. The fixed annual rent for the headquarters building is $1.0 million per year plus an allocation of taxes and utilities. The lease began in May 2015 and the lease term is for five years which is cancellable by the Company upon 60 days’ notice. The Company’s audit committee reviews and approves all transactions with related parties. The Company paid $0.4 million and $0.5 million in the three months ended June 30, 2017 and 2016 and $0.7 million and $0.9 million in the six months ended June 30, 2017 and 2016, respectively, for rent and related costs (including taxes and utilities) to these lessors for these leases.

9. Stock option and award plan:

The Company grants restricted stock and options for common stock under its award plan, as amended (the “Award Plan”). In May 2017, the Company’s shareholders approved a 1.2 million share increase to the authorized shares under the Award Plan.  In the three months ended June

30, 2017 the Company granted at total of 470,404 shares under the Award Plan to certain of its employees and directors with a grant date fair value of $19.0 million.  The grant date fair value will be recognized as equity-based compensation expense on a straight line basis over the respective service periods.  The vesting of certain of these shares (24,050) granted to the Company’s executives is subject to performance conditions and the vesting of 105,000 shares granted to the Company’s CEO are subject to the total shareholder return of the Company’s common stock compared to the total shareholder return of the Nasdaq Telecommunications Index.

10. Segment information:

The Company operates as one operating segment. The Company’s service revenue and long lived assets by geographic region are as follows (in thousands):

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Service revenue
North America	$99,640	$91,429	$197,494	$181,482
Europe	20,137	18,526	39,487	36,765
Total	$119,777	$109,955	$236,981	$218,247

	June 30, 2017	December 31, 2016
Long lived assets, net
North America	$287,002	$285,651
Europe	89,890	76,014
Total	$376,892	$361,665

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

Our network is comprised of in-building riser facilities, metropolitan optical fiber networks, metropolitan traffic aggregation points and inter-city transport facilities. Our network is physically connected entirely through our facilities to 2,438 buildings in which we provide our on-net services, including 1,618 multi-tenant office buildings. We also provide on-net services in carrier-neutral data centers, Cogent controlled data centers and single-tenant office buildings. We operate 53 Cogent controlled data centers totaling 603,000 square feet. Because of our integrated network architecture, we are not dependent on local telephone companies or cable companies to serve our on-net customers. We emphasize the sale of our on-net services because we believe we have a competitive advantage in providing these services and these services generate gross profit margins that are greater than the gross profit margins of our off-net services.

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

Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016

The following summary table presents a comparison of our results of operations with respect to certain key financial measures. The comparisons illustrated in the table are discussed in greater detail below.

	Three months ended June 30,		Percent
	2017	2016	Change
	(in thousands)
Service revenue	$119,777	$109,955	8.9%
On-net revenue	85,586	79,539	7.6%
Off-net revenue	33,980	30,149	12.7%
Network operations expenses (1)	51,115	47,872	6.8%
Selling, general, and administrative expenses (2)	31,788	29,820	6.6%
Gains on equipment transactions	1,023	4,439	(77.0)%
Depreciation and amortization expenses	18,897	18,604	1.6%
Interest expense	12,090	10,243	18.0%
Income tax provision	3,608	3,379	6.8%

(1)         Includes equity-based compensation expenses of $141 and $145 in the three months ended June 30, 2017 and 2016, respectively.

(2)         Includes equity-based compensation expenses of $3,084 and $2,542 in the three months ended June 30, 2017 and 2016, respectively.

	Three Months Ended June 30,		Percent
	2017	2016	Change
Other Operating Data
Average Revenue Per Unit (ARPU)
ARPU—on net	$509	$550	(7.4)%
ARPU—off-net	$1,232	$1,286	(4.2)%
Average Price per Megabit — installed base	$1.17	$1.36	(14.3)%
Customer Connections—end of period
On-net	57,307	49,243	16.4%
Off-net	9,335	7,971	17.1%

Service Revenue. Our service revenue increased 8.9% for the three months ended June 30, 2017 from the three months ended June 30, 2016. The impact of exchange rates resulted in a decrease of revenues for the three months ended June 30, 2017 of approximately $0.7 million.  All foreign currency comparisons herein reflect our second quarter 2017 results translated at the average foreign currency exchange rates for the second quarter of 2016.  Revenue recognition standards include guidance relating to any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, gross receipts taxes, Universal Service Fund fees and certain state regulatory fees. We record these taxes billed to our customers on a gross basis (as service revenue and network operations expense) in our consolidated statements of operations. The impact of these taxes including the Universal Service Fund resulted in an increase of our revenues for the three months ended June 30, 2017 from the three months ended June 30, 2016 of approximately $0.5 million.

Revenues from our corporate and net centric customers represented 62.2% and 37.8% of total service revenue, respectively, for the three months ended June 30, 2017 and represented 60.5% and 39.5% of total service revenue, respectively, for the three months ended June 30, 2016.  Revenues from corporate customers increased 11.9% to $74.4 million for the three months ended June 30, 2017 from $66.5 million for the three months ended June 30, 2016.  Revenues from our net-centric customers increased by 4.4% to $45.3 million for the three months ended June 30, 2017 from $43.4 million for the three months ended June 30, 2016.  The negative impact of foreign exchange rates had a more significant impact on our net-centric revenues.

Our on-net revenues increased 7.6% for the three months ended June 30, 2017 from the three months ended June 30, 2016. We increased the number of our on-net customer connections by 16.4% at June 30, 2017 from June 30, 2016. On-net customer connections increased at a greater rate than on-net revenues primarily due to the 7.4% decline in our on-net ARPU, primarily from a decline in ARPU for our net centric customers and from the negative impact of foreign exchange rates. ARPU is determined by dividing revenue for the period by the average customer connections for that period. Our average price per megabit for our installed base of customers is determined by dividing the aggregate monthly recurring fixed charges for those customers by the aggregate committed data rate for the same customers. The decline in on-net ARPU is partly attributed to volume and term based pricing discounts. Additionally, on-net customers who cancel their service from our installed base of customers, in general, have an ARPU that is greater than the ARPU for our new customers due to declining prices primarily for our on-net services sold to our net-centric customers. These trends resulted in the reduction to our on-net ARPU and a 14.3% decline in our average price per megabit for our installed base of customers.

Our off-net revenues increased 12.7% for the three months ended June 30, 2017 from the three months ended June 30, 2016.  Our off-net revenues increased as we increased the number of our off-net customer connections by 17.1% at June 30, 2017 from June 30, 2016. Our off-net customer connections increased at a greater rate than our off-net revenue primarily due to the 4.2% decrease in our off-net ARPU.

Network Operations Expenses. Network operations expenses include the costs of personnel associated with service delivery, network management and customer support, network facilities costs, fiber and equipment maintenance fees, leased circuit costs, access and facilities fees paid to building owners and excise taxes billed to our customers and recorded on a gross basis. Non-cash equity-based compensation expense is included in network operations expenses consistent with the classification of the employee’s salary and other compensation. Our network operations expenses, including non-cash equity-based compensation expense, increased 6.8% for the three months ended June 30, 2017 from the three months ended June 30, 2016. The increase is primarily attributable to an increase in costs related to our network and facilities expansion activities, a $0.5 million increase in taxes billed to our customers recorded on a gross basis (in service revenue and cost of network operations expense) and the increase in our off-net revenues. When we provide off-net services we also assume the cost of the associated tail circuits.

Selling, General, and Administrative (“SG&A”) Expenses. Our SG&A expenses, including non-cash equity-based compensation expense, increased 6.6% for the three months ended June 30, 2017 from the three months ended June 30, 2016. Non-cash equity-based compensation expense is included in SG&A expenses consistent with the classification of the employee’s salary and other compensation and was $3.1 million for the three months ended June 30, 2017 and $2.5 million for the three months ended June 30, 2016. SG&A expenses increased primarily from an increase in salaries and related costs required to support our expansion and the increase in our sales efforts partly offset by a $0.8 million decrease in our legal and economic analysis fees primarily associated with U.S. net neutrality and interconnection regulatory matters.  Our sales force headcount increased by 7.7% from 519 at June 30, 2016 to 559 at June 30, 2017 and our total headcount increased by 6.4% from 854 at June 30, 2016 to 909 at June 30, 2017.

Gains on Equipment Transactions.  In the three months ended June 30, 2017 and June 30, 2016, we exchanged certain used network equipment and cash consideration for new network equipment resulting in gains of $1.0 million and $4.4 million, respectively, based upon the estimated fair value of the new network equipment less the carrying amount of the returned used network equipment and the cash paid.

Depreciation and Amortization Expenses. Our depreciation and amortization expense increased by 1.6% for the three months ended June 30, 2017 from the three months ended June 30, 2016. The increase is primarily due to the depreciation expense associated with the increase in deployed fixed assets.

Interest Expense. Interest expense results from interest incurred on our $375.0 million of senior secured notes, interest incurred on our $189.2 million of senior unsecured notes, interest on our installment payment agreement and interest on our capital lease obligations. Our interest expense increased by 18.0% for the three months ended June 30, 2017 from the three months ended June 30, 2016 primarily due to our issuance of $125.0 million of senior secured notes in December 2016.

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

Income Tax Provision.  Our income tax provision was $3.6 million for the three months ended June 30, 2017 and $3.4 million for the three months ended June 30, 2016. The increase in our income tax provision was primarily related to an increase in deferred income tax expense due to an increase in income before taxes in the United States.

Buildings On-net. As of June 30, 2017 and 2016, we had a total of 2,438 and 2,297 on-net buildings connected to our network, respectively.

Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016

The following summary table presents a comparison of our results of operations with respect to certain key financial measures. The comparisons illustrated in the table are discussed in greater detail below.

	Six months ended June 30,		Percent
	2017	2016	Change
	(in thousands)
Service revenue	$236,981	$218,247	8.6%
On-net revenue	169,173	158,244	6.9%
Off-net revenue	67,365	59,506	13.2%
Network operations expenses (1)	101,778	95,149	7.0%
Selling, general, and administrative expenses (2)	63,252	59,352	6.6%
Gains on equipment transactions	3,146	6,385	(50.7)%
Depreciation and amortization expenses	37,435	36,357	3.0%
Interest expense	23,978	20,309	18.1%
Income tax provision	7,101	5,768	23.1%

(1)         Includes equity-based compensation expenses of $252 and $266 in the six months ended June 30, 2017 and 2016, respectively.

(2)         Includes equity-based compensation expenses of $5,620 and $4,602 in the six months ended June 30, 2017 and 2016, respectively.

	Six Months Ended June 30,		Percent
	2017	2016	Change
Other Operating Data
Average Revenue Per Unit (ARPU)
ARPU—on net	$512	$557	(8.1)%
ARPU—off-net	$1,252	$1,301	(3.7)%
Average Price per Megabit — installed base	$1.18	$1.41	(16.6)%
Customer Connections—end of period
On-net	57,307	49,243	16.4%
Off-net	9,335	7,971	17.1%

Service Revenue. Our service revenue increased 8.6% for the six months ended June 30, 2017 from the six months ended June 30, 2016. The impact of exchange rates resulted in a decrease of revenues for the six months ended June 30, 2017 of approximately $1.2 million.  All foreign currency comparisons herein reflect our 2017 results for the six months ended June 30, 2017 translated at the average foreign currency exchange rates for the six months ended June 30, 2016.  Revenue recognition standards include guidance relating to any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, gross receipts taxes, Universal Service Fund fees and certain state regulatory fees. We record these taxes billed to our customers on a gross basis (as service revenue and network operations expense) in our consolidated statements of operations. The impact of these taxes including the Universal Service Fund resulted in an increase of our revenues for the six months ended June 30, 2017 from the six months ended June 30, 2016 of approximately $1.1 million.

Revenues from our corporate and net centric customers represented 62.0% and 38.0% of total service revenue, respectively, for the six months ended June 30, 2017 and represented 60.1% and 39.9% of total service revenue, respectively, for the six months ended June 30, 2016.  Revenues from corporate customers increased 11.9% to $146.8 million for the six months ended June 30, 2017 from $131.2 million for the six months ended June 30, 2016.  Revenues from our net-centric customers increased by 3.5% to $90.2 million for the six months ended June 30, 2017 from $87.1 million for the six months ended June 30, 2016.  The negative impact of foreign exchange had a more significant impact on our net-centric revenues.

Our on-net revenues increased 6.9% for the six months ended June 30, 2017 from the six months ended June 30, 2016. We increased the number of our on-net customer connections by 16.4% at June 30, 2017 from June 30, 2016. On-net customer connections increased at a greater rate than on-net revenues primarily due to the 8.1% decline in our on-net ARPU, primarily from a decline in ARPU for our net centric customers and from the negative impact of foreign exchange rates. ARPU is determined by dividing revenue for the period by the average customer connections for that period. Our average price per megabit for our installed base of customers is determined by dividing the aggregate monthly recurring fixed charges for those customers by the aggregate committed data rate for the same customers. The decline in on-net ARPU is partly attributed to volume and term based pricing discounts. Additionally, on-net customers who cancel their service from our installed base of customers, in general, have an ARPU that is greater than the ARPU for our new customers due to declining prices primarily for our on-net services sold to our net-centric customers. These trends resulted in the reduction to our on-net ARPU and a 16.6% decline in our average price per megabit for our installed base of customers.

Our off-net revenues increased 13.2% for the six months ended June 30, 2017 from the six months ended June 30, 2016.  Our off-net revenues increased as we increased the number of our off-net customer connections by 17.1% at June 30, 2017 from June 30, 2016. Our off-net customer connections increased at a greater rate than our off-net revenue primarily due to the 3.7% decrease in our off-net ARPU.

Network Operations Expenses. Network operations expenses include the costs of personnel associated with service delivery, network management and customer support, network facilities costs, fiber and equipment maintenance fees, leased circuit costs, access and facilities fees paid to building owners and excise taxes billed to our customers and recorded on a gross basis. Non-cash equity-based compensation expense is included in network operations expenses consistent with the classification of the employee’s salary and other compensation. Our network operations expenses, including non-cash equity-based compensation expense, increased 7.0% for the six months ended June 30, 2017 from the six months ended June 30, 2016. The increase is primarily attributable to an increase in costs related to our network and facilities expansion activities, a $1.1 million increase in taxes billed to our customers recorded on a gross basis (in service revenue and cost of network operations expense) and the increase in our off-net revenues. When we provide off-net services we also assume the cost of the associated tail circuits.

Selling, General, and Administrative (“SG&A”) Expenses. Our SG&A expenses, including non-cash equity-based compensation expense, increased 6.6% for the six months ended June 30, 2017 from the six months ended June 30, 2016. Non-cash equity-based compensation expense is included in SG&A expenses consistent with the classification of the employee’s salary and other compensation and was $5.6 million for the six months ended June 30, 2017 and $4.6 million for the six months ended June 30, 2016. SG&A expenses increased primarily from an increase in salaries and related costs required to support our expansion and the increase in our sales efforts partly offset by a $1.3 million decrease in our legal and economic analysis fees primarily associated with U.S. net neutrality and interconnection regulatory matters.  Our sales force headcount increased by 7.7% from 519 at June 30, 2016 to 559 at June 30, 2017 and our total headcount increased by 6.4% from 854 at June 30, 2016 to 909 at June 30, 2017.

Gains on Equipment Transactions.  In the six months ended June 30, 2017 and June 30, 2016, we exchanged certain used network equipment and cash consideration for new network equipment resulting in gains of $3.1 million and $6.4 million, respectively, based upon the estimated fair value of the new network equipment less the carrying amount of the returned used network equipment and the cash paid.

Depreciation and Amortization Expenses. Our depreciation and amortization expense increased by 3.0% for the six months ended June 30, 2017 from the six months ended June 30, 2016. The increase is primarily due to the depreciation expense associated with the increase in deployed fixed assets.

Interest Expense. Interest expense results from interest incurred on our $375.0 million of senior secured notes, interest incurred on our $189.2 million of senior unsecured notes, interest on our installment payment agreement and interest on our capital lease obligations. Our interest expense increased by 18.1% for the six months ended June 30, 2017 from the six months ended June 30, 2016 primarily due to our issuance of $125.0 million of senior secured notes in December 2016.

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

Income Tax Provision.  Our income tax provision was $7.1 million for the six months ended June 30, 2017 and $5.8 million for the six months ended June 30, 2016. The increase in our income tax provision was primarily related to an increase in deferred income tax expense due to an increase in income before taxes in the United States.

Buildings On-net. As of June 30, 2017 and 2016, we had a total of 2,438 and 2,297 on-net buildings connected to our network, respectively.

Liquidity and Capital Resources

In assessing our liquidity, management reviews and analyzes our current cash balances, accounts receivable, accounts payable, accrued liabilities, capital expenditure commitments, and required capital lease and debt payments and other obligations.

Cash Flows

The following table sets forth our consolidated cash flows.

	Six months ended June 30,
(in thousands)	2017	2016
Net cash provided by operating activities	$51,559	$51,255
Net cash used in investing activities	(24,256)	(29,294)
Net cash used in financing activities	(47,287)	(71,494)
Effect of exchange rates on cash	2,157	909
Net decrease in cash and cash equivalents during period	$(17,827)	$(48,624)

Net Cash Provided by Operating Activities.  Our primary sources of operating cash are receipts from our customers who are billed on a monthly basis for our services. Our primary uses of operating cash are payments made to our vendors, employees and interest payments made to our capital lease vendors and our note holders. Our changes in cash provided by operating activities are primarily due to changes in our operating profit and changes in our interest payments. Cash provided by operating activities for the six months ended June 30, 2017 and 2016 includes interest payments on our note obligations of $15.4 million and $12.3 million, respectively.

Net Cash Used In Investing Activities.  Our primary use of cash for investing activities is for purchases of property and equipment. Purchases of property and equipment were $24.3 million and $29.3 million for the six months ended June 30, 2017 and 2016, respectively. The changes in purchases of property and equipment are primarily due to the timing and scope of our network expansion activities including geographic expansion and adding buildings to our network.

Net Cash Used In Financing Activities.  Our primary uses of cash for financing activities are for principal payments under our capital lease obligations and our installment payment agreement, purchases of our common stock and dividend payments. Principal payments under our capital lease were $6.0 million and $7.3 million for the six months ended June 30, 2017 and 2016, respectively.  During the six months ended June 30, 2017 and 2016 we paid $38.9 million and $32.8 million, respectively, for our quarterly dividend payments. During the six months ended June 30, 2017 we also paid $1.8 million for purchases of our common stock. There were no purchases of our common stock in the six months ended June 30, 2016. During the six months ended June 30, 2016 we paid $10.9 million for the purchase of $10.8 million of par value and accrued interest of our $200.0 million senior unsecured notes and we elected to repay the outstanding $17.1 million principal balance of our installment payment agreement prior to its maturity date.

Cash Position and Indebtedness

Our total indebtedness at June 30, 2017 was $723.5 million and our total cash and cash equivalents were $256.5 million. Our total indebtedness at June 30, 2017 includes $149.8 million of capital lease obligations for dark fiber under long term IRU agreements.

Summarized Financial Information of Holdings

Holdings is not a restricted subsidiary as defined under the indentures governing our 2021 Notes and our 2022 Notes.  Holdings is a guarantor under these notes.  Under the indentures we are required to disclose financial information of Holdings including its assets, liabilities and its operating results (“Holdings Financial Information”).  The Holdings Financial Information is detailed below (in thousands).

June 30, 2017
(Unaudited)
Cash and cash equivalents	$104,611
Total assets	$104,611

Investment from subsidiaries	$257,459
Common stock	46
Accumulated deficit	(152,894)
Total equity	$104,611

Six Months Ended June 30, 2017
(Unaudited)
Equity-based compensation expense	6,397
Interest income	432
Net loss	$(5,965)

Common Stock Buyback Program

Our Board of Directors has approved purchases of our common stock under a buyback program (the “Buyback Program”).  During the three and six months ended June 30, 2017 the Company purchased 46,750 shares of its common stock for $1.8 million. There were no purchases of our common stock in the three and six months ended June 30, 2016.  As of June 30, 2017, there was a total of $41.5 million available under the Buyback Program which is authorized to continue through December 31, 2018.

Dividends on Common Stock and Return of Capital Program

Dividends are recorded as a reduction to retained earnings. Dividends on unvested restricted shares of common stock are paid as the awards vest. On August 2, 2017, our Board of Directors approved the payment of our quarterly dividend of $0.46 per common share. This dividend for the third quarter of 2017 will be paid to holders of record on August 18, 2017. This estimated $20.6 million dividend payment is expected to be made on September 1, 2017.

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

Critical Accounting Policies and Significant Estimates

Management believes that as of June 30, 2017, there have been no material changes to our critical accounting policies and significant estimates from those listed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2016.

Recent Accounting Pronouncements

Recent Accounting Pronouncements—to be Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 will replace most existing lease accounting guidance when it becomes effective. ASU 2016-02 is effective for us beginning on January 1, 2019. Early application is permitted. ASU 2016-02 must be adopted using the modified retrospective approach for all leases that exist at or commence after the beginning of the earliest comparative period presented (with the option to apply certain practical expedients), which for us will be the period beginning January 1, 2017. ASU 2016-02 will require us to record a right to use asset and a lease liability for most of our leases, including our leases currently treated as operating leases. We are evaluating the effect that ASU 2016-02 will have on our consolidated financial statements and related disclosures and we will elect to apply certain practical expedients. We have not yet determined the effect of ASU 2016-02 on our ongoing financial reporting or quantified the impact to our balance sheet, however we do expect the right to use asset and lease liability recorded will be material. We do not expect to early adopt ASU 2016-02.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, (“ASU 2014-09”) which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers, and also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. ASU 2014-09 is effective for us on January 1, 2018. Early application is permitted for annual periods beginning after December 15, 2016. ASU 2014-09 permits the use of either the full retrospective or modified retrospective transition method. We anticipate adopting ASU 2014-09 using the modified retrospective transition method on January 1, 2018. Under the modified retrospective method, the cumulative effect of applying the standard would be recognized at the date of initial application. We do not expect to early adopt ASU 2014-09.

We have not quantified the effect of adopting ASU 2014-09, however we anticipate the period for which we recognize revenue for fees billed in connection with customer installations will change. We expect that revenues will be recognized over the contract term for installation fees associated with customer contracts with terms that are longer than month-to-month, which may be a shorter period than the average customer life currently used, because the fee does not give rise to a material right as defined by ASU 2014-09. We expect that revenues will be recognized over the estimated average customer life for installation fees associated with month-to-month contracts, because the fee represents a material right. The impact of adopting ASU 2014-09 on our total service revenue and operating income is not expected to be material. Additionally, we will be required to capitalize certain contract acquisition costs, including commissions paid to our sales team and agents, and to amortize these costs over the period the services are transferred to the customer for commission paid to our sales team and over the remaining contract term for agent commissions.  We currently expense these contract acquisition costs as incurred.

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

ITEM 3.                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management believes that as of June 30, 2017, there have been no material changes to our exposures to market risk from those disclosed in Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” of our annual report on Form 10-K for the year ended December 31, 2016.

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

ITEM 2.                 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Board of Directors has authorized a plan to permit the repurchase of our common stock in negotiated and open market transactions through December 31, 2018. We may purchase shares from time to time depending on market, economic, and other factors. As of June 30, 2017 there was $41.5 million remaining under the authorization.

The following table summarizes our common stock repurchases during the second quarter of 2017 made pursuant to this authorization. During the quarter, we did not purchase shares outside of this program, and all purchases were made by or on behalf of the Company and not by any “affiliated purchaser” (as defined by Rule 10b-18 of the Securities Exchange Act of 1934).

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2017	—	$—	—	$43,298,325
May 1-31, 2017	30,410	$39.18	30,410	$42,106,924
June 1-30, 2017	16,340	$39.04	16,340	$41,469,082
Total	46,750	$39.13	46,750

ITEM 6.                 EXHIBITS.

(a) Exhibits

Exhibit Number	Description

10.1	Restricted Stock Award, dated as of May 3, 2017, between the Company and David Schaeffer (filed herewith).
10.2

Form of Restricted Stock Award, dated as of May 3, 2017, between the Company and the Vice President named executive officers (filed on May 3, 2017 as exhibit 10.2 to periodic report on Form 8-K, and incorporated herein by reference).

31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer (furnished herewith)
32.2	Certification of Chief Financial Officer (furnished herewith)
101.1

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 3, 2017	COGENT COMMUNICATIONS HOLDINGS, INC.

	By:	/s/ David Schaeffer
		Name:	David Schaeffer
		Title:	Chief Executive Officer

Date: August 3, 2017	By:	/s/ Thaddeus G. Weed
		Name:	Thaddeus G. Weed
		Title:	Chief Financial Officer (Principal Accounting Officer)

Exhibit Index

Exhibit
Number	Description

10.1	Restricted Stock Award, dated as of May 3, 2017, between the Company and David Schaeffer (filed herewith).
10.2

Form of Restricted Stock Award, dated as of May 3, 2017, between the Company and the Vice President named executive officers (filed on May 3, 2017 as exhibit 10.2 to periodic report on Form 8-K, and incorporated herein by reference).

31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer (furnished herewith)
32.2	Certification of Chief Financial Officer (furnished herewith)
101.1

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (filed herewith).