Form 10-Q
period 2017-09-30
COGENT COMMUNICATIONS HOLDINGS, INC.
filed 2017-11-02
CIK 1158324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

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

Common Stock, $.001 par value 45,954,976 Shares Outstanding as of October 31, 2017

INDEX

PART I FINANCIAL INFORMATION
Item 1.	Financial Statements	3
	Condensed Consolidated Financial Statements (Unaudited)	3
	Condensed Consolidated Balance Sheets of Cogent Communications Holdings, Inc., and Subsidiaries as of September 30, 2017 (Unaudited) and December 31, 2016	3
	Condensed Consolidated Statements of Comprehensive Income of Cogent Communications Holdings, Inc., and Subsidiaries for the Three Months Ended September 30, 2017 and September 30, 2016 (Unaudited)	4
	Condensed Consolidated Statements of Comprehensive Income of Cogent Communications Holdings, Inc., and Subsidiaries for the Nine Months Ended September 30, 2017 and September 30, 2016 (Unaudited)	5
	Condensed Consolidated Statements of Cash Flows of Cogent Communications Holdings, Inc., and Subsidiaries for the Nine Months Ended September 30, 2017 and September 30, 2016 (Unaudited)	6
	Notes to Interim Condensed Consolidated Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4.	Controls and Procedures	19

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 6.	Exhibits	19
SIGNATURES		21
CERTIFICATIONS

PART I FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2017 AND DECEMBER 31, 2016

(IN THOUSANDS, EXCEPT SHARE DATA)

	September 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$250,765	$274,319
Accounts receivable, net of allowance for doubtful accounts of $2,044 and $1,734, respectively	39,118	33,598
Prepaid expenses and other current assets	20,427	19,706
Total current assets	310,310	327,623
Property and equipment, net	381,010	361,641
Deferred tax assets, net	32,668	42,241
Deposits and other assets - $727 and $128 restricted, respectively	5,872	6,387
Total assets	$729,860	$737,892
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12,314	$11,551
Accrued and other current liabilities	47,449	47,149
Installment payment agreement, current portion, net of discount of $309 and $204, respectively	7,090	2,587
Current maturities, capital lease obligations	6,698	6,626
Total current liabilities	73,551	67,913
Senior secured 2022 notes, net of unamortized debt costs of $1,969 and $2,257, respectively and including premium of $402 and $462, respectively	373,433	373,205
Senior unsecured 2021 notes, net of unamortized debt costs of $2,200 and $2,575, respectively	187,025	186,650
Capital lease obligations, net of current maturities	147,623	135,335
Other long term liabilities	28,351	28,043
Total liabilities	809,983	791,146
Commitments and contingencies:
Stockholders’ equity:
Common stock, $0.001 par value; 75,000,000 shares authorized; 45,946,226 and 45,478,787 shares issued and outstanding, respectively	46	45
Additional paid-in capital	452,369	442,799
Accumulated other comprehensive income — foreign currency translation	(5,912)	(17,193)
Accumulated deficit	(526,626)	(478,905)
Total stockholders’ deficit	(80,123)	(53,254)
Total liabilities and stockholders’ deficit	$729,860	$737,892

The accompanying notes are an integral part of these condensed consolidated balance sheets.

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017 AND SEPTEMBER 30, 2016

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016
	(Unaudited)	(Unaudited)
Service revenue	$122,969	$113,057
Operating expenses:
Network operations (including $179 and $161 of equity-based compensation expense, respectively, exclusive of depreciation and amortization shown separately below)	53,584	48,827
Selling, general, and administrative (including $3,555 and $2,830 of equity-based compensation expense, respectively)	32,915	30,050
Depreciation and amortization	19,147	18,804
Total operating expenses	105,646	97,681
Gains on equipment transactions	397	687
Operating income	17,720	16,063
Interest income and other, net	1,632	207
Interest expense	(12,266)	(9,891)
Income before income taxes	7,086	6,379
Income tax provision	(3,436)	(2,920)
Net income	$3,650	$3,459

Comprehensive income:
Net income	$3,650	$3,459
Foreign currency translation adjustment	3,790	688
Comprehensive income	$7,440	$4,147
Net income per common share:
Basic and diluted net income per common share	$0.08	$0.08

Dividends declared per common share	$0.46	$0.38

Weighted-average common shares — basic	44,767,163	44,574,583

Weighted-average common shares - diluted	45,118,607	44,816,860

The accompanying notes are an integral part of these condensed consolidated statements.

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND SEPTEMBER 30, 2016

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
	(Unaudited)	(Unaudited)
Service revenue	$359,949	$331,304
Operating expenses:
Network operations (including $431 and $427 of equity-based compensation expense, respectively, exclusive of depreciation and amortization shown separately below)	155,362	143,976
Selling, general, and administrative (including $9,175 and $7,432 of equity-based compensation expense, respectively)	96,165	89,403
Depreciation and amortization	56,583	55,161
Total operating expenses	308,110	288,540
Losses on debt purchases and installment loan repayment	—	(587)
Gains on equipment transactions	3,543	7,071
Operating income	55,382	49,248
Interest income and other, net	3,502	677
Interest expense	(36,245)	(30,200)
Income before income taxes	22,639	19,725
Income tax provision	(10,536)	(8,688)
Net income	$12,103	$11,037

Comprehensive income:
Net income	$12,103	$11,037
Foreign currency translation adjustment	11,281	2,795
Comprehensive income	$23,384	$13,832

Net income per common share:
Basic and diluted net income per common share	$0.27	$0.25

Dividends declared per common share	$1.32	$1.11

Weighted-average common shares - basic	44,787,067	44,563,279

Weighted-average common shares - diluted	45,083,765	44,796,259

The accompanying notes are an integral part of these condensed consolidated statements.

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND SEPTEMBER 30, 2016

(IN THOUSANDS)

	Nine months Ended September 30, 2017	Nine months Ended September 30, 2016
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$12,103	$11,037
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56,583	55,161
Amortization of debt discount and premium	899	879
Equity-based compensation expense (net of amounts capitalized)	9,606	7,859
Losses on debt purchases and installment loan repayment	—	587
Gains — equipment transactions and other, net	(4,394)	(7,124)
Deferred income taxes	9,835	8,453
Changes in operating assets and liabilities:
Accounts receivable	(4,317)	(2,478)
Prepaid expenses and other current assets	645	(3,256)
Accounts payable, accrued liabilities and other long-term liabilities	(1,411)	4,499
Deposits and other assets	793	(1,529)
Net cash provided by operating activities	80,342	74,088
Cash flows from investing activities:
Purchases of property and equipment	(35,183)	(38,039)
Net cash used in investing activities	(35,183)	(38,039)
Cash flows from financing activities:
Dividends paid	(59,824)	(50,011)
Purchases of common stock	(1,829)	(1,666)
Purchases of senior secured 2021 notes	—	(10,775)
Proceeds from exercises of stock options	919	894
Principal payments on installment payment agreement	(2,183)	(21,203)
Principal payments of capital lease obligations	(9,368)	(9,658)
Net cash used in financing activities	(72,285)	(92,419)
Effect of exchange rates changes on cash	3,572	930
Net decrease in cash and cash equivalents	(23,554)	(55,440)
Cash and cash equivalents, beginning of period	274,319	203,591
Cash and cash equivalents, end of period	$250,765	$148,151
Supplemental disclosure of non-cash financing activities:
Non-cash component of network equipment obtained in exchange transactions	$3,509	$7,071
PP&E obtained for installment payment agreement	$6,577	$2,746
Fair value of equipment acquired in leases	$—	$1,744

Capital lease obligations incurred	$18,105	$13,120

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

Financial instruments

At September 30, 2017, the carrying amount of cash and cash equivalents, accounts receivable, prepaid and other current assets, accounts payable and accrued expenses approximated fair value because of the short-term nature of these instruments. The Company measures its cash equivalents at amortized cost, which approximates fair value based upon quoted market prices (Level 1). Based upon recent trading prices (Level 2 — market approach) at September 30, 2017 the fair value of the Company’s $189.2 million senior unsecured notes was $194.9 million and the fair value of the Company’s $375.0 million senior secured notes was $396.6 million.

The Company was party to letters of credit totaling $0.7 million as of September 30, 2017 and $0.1 million as of December 31, 2016. These letters of credit are secured by investments that are restricted and included in other assets.

Gross receipts taxes, universal service fund and other surcharges

Revenue recognition standards include guidance relating to taxes or surcharges assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer and may include, but are not limited to, gross receipts taxes, excise taxes, Universal Service Fund fees and certain state regulatory fees. Such charges may be presented gross or net based upon the Company’s accounting policy election. The Company records certain excise taxes and surcharges on a gross basis and includes them in its service revenue and cost of network operations. Excise taxes and surcharges billed to customers and recorded on a gross basis (as service revenue and network operations expense) were $2.7 million and $2.4 million for the three months ended September 30, 2017 and September 30, 2016, respectively, and $8.0 million and $6.5 million for the nine months ended September 30, 2017 and September 30, 2016, respectively.

Basic and diluted net income per common share

Basic earnings per share (“EPS”) excludes dilution for common stock equivalents and is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock outstanding during each period, adjusted for the effect of dilutive common stock equivalents.  Shares of restricted stock are included in the computation of basic EPS as they vest and are included in diluted EPS, to the extent they are dilutive, determined using the treasury stock method. The Company’s employees exercised options for 12,743 and 10,995 common shares for the three months ended September 30, 2017 and 2016, respectively, and exercised options for 30,656 and 39,473 common shares for the nine months ended September 30, 2017 and 2016, respectively.

The following details the determination of diluted weighted average shares:

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Weighted average common shares - basic	44,767,163	44,574,583	44,787,067	44,563,279
Dilutive effect of stock options	32,399	29,400	29,061	33,792
Dilutive effect of restricted stock	319,045	212,877	267,637	199,188
Weighted average common shares - diluted	45,118,607	44,816,860	45,083,765	44,796,259

The following details unvested shares of restricted common stock as well as the anti-dilutive effects of stock options and restricted stock awards outstanding:

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016

Unvested shares of restricted common stock	1,175,235	999,464	1,175,235	999,464
Anti-dilutive options for common stock	54,908	75,687	52,064	87,611
Anti-dilutive shares of restricted common stock	195	—	99,737	126,993

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments — Credit Losses: Measurement of Credit Losses on Financial Instruments”.  This guidance is intended to introduce a revised approach to the recognition and measurement of credit losses, emphasizing an updated model based on expected losses rather than incurred losses. This new standard is effective for annual and interim reporting periods beginning after December 15, 2019 and early adoption is permitted. The Company is currently evaluating the impact that this guidance may have on its financial statements and related disclosures.

2. Property and equipment:

Depreciation and amortization expense related to property and equipment and capital leases was $19.1 million and $18.8 million for the three months ended September 30, 2017, and 2016 respectively, and $56.6 million and $55.2 million for the nine months ended September 30, 2017 and 2016, respectively. The Company capitalized salaries and related benefits of employees working directly on the construction and build-out of its network of $2.5 million and $2.2 million for the three months ended September 30, 2017 and 2016, respectively, and $7.2 million and $6.6 million for the nine months ended September 30, 2017 and 2016, respectively.

Exchange agreement

In the three and nine months ended September 30, 2017 and 2016, the Company exchanged certain used network equipment and cash consideration for new network equipment. The fair value of the equipment received was estimated to be $1.0 million and $1.6 million for the three months ended September 30, 2017 and 2016, respectively, and $7.9 million and $14.1 million for the nine months ended September 30, 2017 and 2016, respectively and after considering the cash component the transactions resulted in gains of $0.4 million and $0.7 million for the three months ended September 30, 2017 and 2016, respectively, and $3.5 million and $7.1 million for the nine months ended September 30, 2017 and 2016, respectively. The estimated fair value of the equipment received was based upon the cash consideration price the Company pays for the new network equipment on a standalone basis (Level 3).

Installment payment agreement

In March 2015, the Company entered into an installment payment agreement (“IPA”) with a vendor.  Under the IPA the Company was able to purchase network equipment in exchange for interest free note obligations each with a twenty-four month term.  There are no payments under each note obligation for the first six months followed by eighteen equal installment payments for the remaining eighteen month term. As of September 30, 2017, and December 31, 2016 there was $9.9 million and $5.5 million, respectively, of note obligations outstanding under the IPA, secured by the related equipment.  The Company recorded the net present value of the note obligation utilizing an imputed interest rate.  The resulting discount was $0.3 million and $0.3 million as of September 30, 2017 and December 31, 2016, respectively, and is being amortized over the note term using the effective interest rate method.

3. Long-term debt:

Limitations under the indentures

The Company has $189.2 million of senior notes and $375.0 million of senior secured notes outstanding.  The $189.2 million of senior notes are due on April 15, 2021 (the “2021 Notes”) and bear interest at a rate of 5.625% per year. Interest is paid semi-annually on April 15 and October 15.  In the second quarter of 2016, the Company paid $10.9 million for the purchase of $10.8 million of par value and accrued interest on its 2021 Notes reducing the principal amount to $189.2 million (from the original principal amount of $200.0 million) resulting in a loss of $0.2 million. The loss resulted from the write off of the remaining unamortized debt issuance costs related to the purchased notes. The $375.0 million of senior secured notes are due on March 1, 2022 (the “2022 Notes”) and bear interest at a rate of 5.375% per year. Interest is paid semi-annually on March 1 and September 1.

The indentures governing the 2022 Notes and 2021 Notes, among other things, limit the Company’s ability to incur indebtedness; to pay dividends or make other distributions; to make certain investments and other restricted payments; to create liens; consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; to incur restrictions on the ability of a subsidiary to pay dividends or make other payments; and to enter into certain transactions with its affiliates. Limitations on the ability to incur additional indebtedness (excluding IRU agreements incurred in the normal course of business) include a restriction on incurring additional indebtedness if the Company’s consolidated leverage ratio, as defined in the indentures, is greater than 5.0. The indentures prohibit certain payments, such as dividends and stock purchases, when the Company’s consolidated leverage ratio, as defined by the indentures, is greater than 4.25. A certain amount of such unrestricted payments is permitted notwithstanding this prohibition. The unrestricted payment amount may be increased by the Company’s consolidated cash flow, as defined in the indentures, as long as the Company’s consolidated leverage ratio is less than 4.25. The Company’s consolidated leverage ratio is above 4.25 as of September 30, 2017.  As of September 30, 2017, a total of $86.1 million ($84.2 million held by Holdings) was permitted for investment payments including dividends and stock purchases.

4. Commitments and contingencies:

Current and potential litigation

In accordance with the accounting guidance for contingencies, the Company accrues its estimate of a contingent liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Where it is probable that a liability has been incurred and there is a range of expected loss for which no amount in the range is more likely than any other amount, the Company accrues at the low end of the range. The Company reviews its accruals at least quarterly and adjusts them to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular matter. The Company has taken certain positions related to its obligations for leased circuits for which it is reasonably possible could result in a loss of up to $2.6 million in excess of the amount accrued at September 30, 2017.

In December 2011, certain former sales employees of the Company filed a collective action against the Company in the United States District Court, Southern District of Texas, Houston Division alleging misclassification of the Company’s sales employees throughout the United States in violation of the Fair Labor Standards Act. The lawsuit sought to recover pay for allegedly unpaid overtime and other damages, including attorney’s fees. In March 2014, the judge de-certified the collective action. Each of the former employees that opted-in to the collective action retained the right to file an individual action. Approximately 70 former employees did so. The Company has settled a number of the cases that were filed and made the required settlement payments. Currently, only one case in California remains (Ambrosia v. Cogent Communications, Inc. in the U. S. District Court for the Northern District of California). The parties have agreed to a settlement under which the Company will pay $3.1 million to settle the claims. The $3.1 million settlement, which was recorded in the fourth quarter of 2016 and was accrued at September 30, 2017, was paid in October 2017.

In March 2015 the Company elected to terminate certain IRU capital lease obligations in Spain with a vendor. Under its estimate of the termination provisions of the related contracts the Company has recorded an estimated termination liability of $8.9 million included in accrued and other current liabilities. The Company has disputed the amount of termination liability with the vendor.  This vendor filed arbitration proceedings in Civil and Commercial Arbitration Court (CIMA) in Madrid, Spain against the Company to recover the amount of termination liability. In September 2017 the Arbitral Tribunal was established to decide this dispute.

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

5.    Income taxes:

The components of income before income taxes consist of the following (in thousands):

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016

Domestic	$12,210	$11,971	$37,266	$36,589
Foreign	(5,124)	(5,592)	(14,627)	(16,864)
Total	$7,086	$6,379	$22,639	$19,725

6. Common stock buyback program:

The Company’s Board of Directors has approved purchases of the Company’s common stock under a buyback program (the “Buyback Program”) through December 31, 2018.  At September 30, 2017, there was $41.5 million remaining for purchases under the Buyback Program.  During the three months ended September 30, 2016 the Company purchased 46,983 shares of its common stock for $1.7 million.  There were no purchases during the three months ended September 30, 2017. During the nine months ended September 30, 2017 and September 30, 2016 the Company purchased 46,750 and 46,983 shares of its common stock for $1.8 million and $1.7 million, respectively.

7. Dividends on common stock:

Dividends are recorded as a reduction to retained earnings. Dividends on unvested restricted shares of common stock are paid as the awards vest. On November 1, 2017, the Company’s Board of Directors approved the payment of its quarterly dividend of $0.48 per common share. This dividend for the fourth quarter of 2017 will be paid to holders of record on November 17, 2017. This estimated $21.5 million dividend payment is expected to be made on December 4, 2017.

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

8. Related party transactions:

Office leases

The Company’s headquarters is located in an office building owned by Sodium LLC whose two owners are the Company’s Chief Executive Officer, who has a 51% interest in Sodium LLC and his wife who has a 49% interest. The fixed annual rent for the headquarters building is $1.0 million per year plus an allocation of taxes and utilities. The lease began in May 2015 and the lease term is for five years which is cancellable by the Company upon 60 days’ notice. The Company’s audit committee reviews and approves all transactions with related parties. The Company paid $0.4 million and $0.5 million in the three months ended September 30, 2017 and 2016, respectively, and $1.2 million and $1.3 million in the nine months ended September 30, 2017 and 2016, respectively, for rent and related costs (including taxes and utilities) to these lessors for these leases.

9. Segment information:

The Company operates as one operating segment. The Company’s service revenue and long lived assets by geographic region are as follows (in thousands):

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Service revenue
North America	$101,450	$94,597	$298,942	$276,080
Europe	21,519	18,460	61,007	55,224
Total	$122,969	$113,057	$359,949	$331,304

	September 30, 2017	December 31, 2016
Long lived assets, net
North America	$284,296	$285,651
Europe	96,739	76,014
Total	$381,035	$361,665

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

Our network is comprised of in-building riser facilities, metropolitan optical fiber networks, metropolitan traffic aggregation points and inter-city transport facilities. Our network is physically connected entirely through our facilities to 2,472 buildings in which we provide our on-net services, including 1,635 multi-tenant office buildings with 881.2 million square feet of office space. We also provide on-net services in carrier-neutral data centers, Cogent controlled data centers and single-tenant office buildings. We operate 53 Cogent controlled data centers totaling 603,000 square feet. Because of our integrated network architecture, we are not dependent on local telephone companies or cable companies to serve our on-net customers. We emphasize the sale of our on-net services because we believe we have a competitive advantage in providing these services and these services generate gross profit margins that are greater than the gross profit margins of our off-net services.

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

Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016

The following summary table presents a comparison of our results of operations with respect to certain key financial measures. The comparisons illustrated in the table are discussed in greater detail below.

	Three months ended September 30,		Percent
	2017	2016	Change
	(in thousands)
Service revenue	$122,969	$113,057	8.8%
On-net revenue	87,898	81,846	7.4%
Off-net revenue	34,865	30,972	12.6%
Network operations expenses (1)	53,584	48,827	9.7%
Selling, general, and administrative expenses (2)	32,915	30,050	9.5%
Gains on equipment transactions	397	687	(42.2)%
Depreciation and amortization expenses	19,147	18,804	1.8%
Interest expense	12,266	9,891	24.0%
Income tax provision	3,436	2,920	17.7%

(1)         Includes equity-based compensation expenses of $179 and $161 in the three months ended September 30, 2017 and 2016, respectively.

(2)         Includes equity-based compensation expenses of $3,555 and $2,830 in the three months ended September 30, 2017 and 2016, respectively.

	Three Months Ended September 30,		Percent
	2017	2016	Change
Other Operating Data
Average Revenue Per Unit (ARPU)
ARPU—on net	$502	$544	(7.6)%
ARPU—off-net	$1,220	$1,272	(4.1)%
Average Price per Megabit — installed base	$1.08	$1.28	(15.7)%
Customer Connections—end of period
On-net	59,357	51,079	16.2%
Off-net	9,724	8,259	17.7%

Service Revenue. Our service revenue increased 8.8% for the three months ended September 30, 2017 from the three months ended September 30, 2016. The impact of exchange rates resulted in an increase of revenues for the three months ended September 30, 2017 of approximately $1.3 million.  All foreign currency comparisons herein reflect our third quarter 2017 results translated at the average foreign currency exchange rates for the third quarter of 2016.  Revenue recognition standards include guidance relating to any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, gross receipts taxes, Universal Service Fund fees and certain state regulatory fees. We record these taxes billed to our customers on a gross basis (as service revenue and network operations expense) in our consolidated statements of operations. The impact of these taxes including the Universal Service Fund resulted in an increase of our revenues for the three months ended September 30, 2017 from the three months ended September 30, 2016 of approximately $0.3 million.

Revenues from our corporate and net centric customers represented 62.2% and 37.8% of total service revenue, respectively, for the three months ended September 30, 2017 and represented 60.6% and 39.4% of total service revenue, respectively, for the three months ended September 30, 2016.  Revenues from corporate customers increased 11.7% to $76.5 million for the three months ended September 30, 2017 from $68.5 million for the three months ended September 30, 2016.  Revenues from our net-centric customers increased by 4.3% to $46.4 million for the three months ended September 30, 2017 from $44.5 million for the three months ended September 30, 2016.

Our on-net revenues increased 7.4% for the three months ended September 30, 2017 from the three months ended September 30, 2016. We increased the number of our on-net customer connections by 16.2% at September 30, 2017 from September 30, 2016. On-net customer connections increased at a greater rate than on-net revenues primarily due to the 7.6% decline in our on-net ARPU, primarily from a decline in ARPU for our net centric customers. ARPU is determined by dividing revenue for the period by the average customer connections for that period. Our average price per megabit for our installed base of customers is determined by dividing the aggregate monthly recurring fixed charges for those customers by the aggregate committed data rate for the same customers. The decline in on-net ARPU is partly attributed to volume and term based pricing discounts. Additionally, on-net customers who cancel their service from our installed base of customers, in general, have an ARPU that is greater than the ARPU for our new customers due to declining prices primarily for our on-net services sold to our net-centric customers.

These trends resulted in the reduction to our on-net ARPU and a 15.7% decline in our average price per megabit for our installed base of customers.

Our off-net revenues increased 12.6% for the three months ended September 30, 2017 from the three months ended September 30, 2016.  Our off-net revenues increased as we increased the number of our off-net customer connections by 17.7% at September 30, 2017 from September 30, 2016. Our off-net customer connections increased at a greater rate than our off-net revenue primarily due to the 4.1% decrease in our off-net ARPU.

Network Operations Expenses. Network operations expenses include the costs of personnel associated with service delivery, network management and customer support, network facilities costs, fiber and equipment maintenance fees, leased circuit costs, access and facilities fees paid to building owners and excise taxes billed to our customers and recorded on a gross basis. Non-cash equity-based compensation expense is included in network operations expenses consistent with the classification of the employee’s salary and other compensation. Our network operations expenses, including non-cash equity-based compensation expense, increased 9.7% for the three months ended September 30, 2017 from the three months ended September 30, 2016. The increase is primarily attributable to an increase in costs related to our network and facilities expansion activities and the increase in our off-net revenues. When we provide off-net services we also assume the cost of the associated tail circuits.

Selling, General, and Administrative (“SG&A”) Expenses. Our SG&A expenses, including non-cash equity-based compensation expense, increased 9.5% for the three months ended September 30, 2017 from the three months ended September 30, 2016. Non-cash equity-based compensation expense is included in SG&A expenses consistent with the classification of the employee’s salary and other compensation and was $3.6 million for the three months ended September 30, 2017 and $2.8 million for the three months ended September 30, 2016. SG&A expenses increased primarily from an increase in salaries and related costs required to support our expansion and the increase in our sales efforts partly offset by a $0.8 million decrease in our legal and economic analysis fees primarily associated with U.S. net neutrality and interconnection regulatory matters.  Our sales force headcount increased by 9.5% from 516 at September 30, 2016 to 565 at September 30, 2017 and our total headcount increased by 7.1% from 858 at September 30, 2016 to 919 at September 30, 2017.

Gains on Equipment Transactions.  In the three months ended September 30, 2017 and September 30, 2016, we exchanged certain used network equipment and cash consideration for new network equipment resulting in gains of $0.4 million and $0.7 million, respectively, based upon the estimated fair value of the new network equipment less the carrying amount of the returned used network equipment and the cash paid.

Depreciation and Amortization Expenses. Our depreciation and amortization expense increased by 1.8% for the three months ended September 30, 2017 from the three months ended September 30, 2016. The increase is primarily due to the depreciation expense associated with the increase in deployed fixed assets.

Interest Expense. Interest expense results from interest incurred on our $375.0 million of senior secured notes, interest incurred on our $189.2 million of senior unsecured notes, interest on our installment payment agreement and interest on our capital lease obligations. Our interest expense increased by 24.0% for the three months ended September 30, 2017 from the three months ended September 30, 2016 primarily due to our issuance of $125.0 million of senior secured notes in December 2016.

Income Tax Provision.  Our income tax provision was $3.4 million for the three months ended September 30, 2017 and $2.9 million for the three months ended September 30, 2016. The increase in our income tax provision was primarily related to an increase in deferred income tax expense due to an increase in income before taxes in the United States.

Buildings On-net. As of September 30, 2017 and 2016, we had a total of 2,472 and 2,334 on-net buildings connected to our network, respectively.

Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016

The following summary table presents a comparison of our results of operations with respect to certain key financial measures. The comparisons illustrated in the table are discussed in greater detail below.

	Nine months ended September 30,		Percent
	2017	2016	Change
	(in thousands)
Service revenue	$359,949	$331,304	8.6%
On-net revenue	257,071	240,091	7.1%
Off-net revenue	102,230	90,476	13.0%
Network operations expenses (1)	155,362	143,976	7.9%
Selling, general, and administrative expenses (2)	96,165	89,403	7.6%
Gains on equipment transactions	3,543	7,071	(49.9)%
Depreciation and amortization expenses	56,583	55,161	2.6%
Interest expense	36,245	30,200	20.0%
Income tax provision	10,536	8,688	21.3%

(1)         Includes equity-based compensation expenses of $431 and $427 in the nine months ended September 30, 2017 and 2016, respectively.

(2)         Includes equity-based compensation expenses of $9,175 and $7,432 in the nine months ended September 30, 2017 and 2016, respectively.

	Nine Months Ended September 30,		Percent
	2017	2016	Change
Other Operating Data
Average Revenue Per Unit (ARPU)
ARPU—on net	$509	$553	(7.9)%
ARPU—off-net	$1,240	$1,294	(4.2)%
Average Price per Megabit — installed base	$1.15	$1.37	(16.3)%
Customer Connections—end of period
On-net	59,357	51,079	16.2%
Off-net	9,724	8,259	17.7%

Service Revenue. Our service revenue increased 8.6% for the nine months ended September 30, 2017 from the nine months ended September 30, 2016. The impact of exchange rates resulted in a decrease of revenues for the nine months ended September 30, 2017 of approximately $0.1 million.  All foreign currency comparisons herein reflect our 2017 results for the nine months ended September 30, 2017 translated at the average foreign currency exchange rates for the nine months ended September 30, 2016.  Revenue recognition standards include guidance relating to any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, gross receipts taxes, Universal Service Fund fees and certain state regulatory fees. We record these taxes billed to our customers on a gross basis (as service revenue and network operations expense) in our consolidated statements of operations. The impact of these taxes including the Universal Service Fund resulted in an increase of our revenues for the nine months ended September 30, 2017 from the nine months ended September 30, 2016 of $1.4 million.

Revenues from our corporate and net centric customers represented 62.0% and 38.0% of total service revenue, respectively, for the nine months ended September 30, 2017 and represented 60.3% and 39.7% of total service revenue, respectively, for the nine months ended September 30, 2016.  Revenues from corporate customers increased 11.9% to $223.3 million for the nine months ended September 30, 2017 from $199.7 million for the nine months ended September 30, 2016.  Revenues from our net-centric customers increased by 3.8% to $136.6 million for the nine months ended September 30, 2017 from $131.6 million for the nine months ended September 30, 2016.  The negative impact of foreign exchange has a more significant impact on our net-centric revenues.

Our on-net revenues increased 7.1% for the nine months ended September 30, 2017 from the nine months ended September 30, 2016. We increased the number of our on-net customer connections by 16.2% at September 30, 2017 from September 30, 2016. On-net customer connections increased at a greater rate than on-net revenues primarily due to the 7.9% decline in our on-net ARPU, primarily from a decline in ARPU for our net centric customers. ARPU is determined by dividing revenue for the period by the average customer connections for that period. Our average price per megabit for our installed base of customers is determined by dividing the aggregate monthly recurring fixed charges for those customers by the aggregate committed data rate for the same customers. The decline in on-net ARPU is partly attributed to volume and term based pricing discounts. Additionally, on-net customers who cancel their service from our installed base of customers, in general, have an ARPU that is greater than the ARPU for our new customers due to declining prices primarily for our on-net services sold to our net-centric customers. These trends resulted in the reduction to our on-net ARPU and a 16.3% decline in our average price per megabit for our installed base of customers.

Our off-net revenues increased 13.0% for the nine months ended September 30, 2017 from the nine months ended September 30, 2016.  Our off-net revenues increased as we increased the number of our off-net customer connections by 17.7% at September 30, 2017 from September 30, 2016. Our off-net customer connections increased at a greater rate than our off-net revenue primarily due to the 4.2% decrease in our off-net ARPU.

Network Operations Expenses. Network operations expenses include the costs of personnel associated with service delivery, network management and customer support, network facilities costs, fiber and equipment maintenance fees, leased circuit costs, access and facilities fees paid to building owners and excise taxes billed to our customers and recorded on a gross basis. Non-cash equity-based compensation expense is included in network operations expenses consistent with the classification of the employee’s salary and other compensation. Our network operations expenses, including non-cash equity-based compensation expense, increased 7.9% for the nine months ended September 30, 2017 from the nine months ended September 30, 2016. The increase is primarily attributable to an increase in costs related to our network and facilities expansion activities, a $1.4 million increase in taxes billed to our customers recorded on a gross basis (in service revenue and cost of network operations expense) and the increase in our off-net revenues. When we provide off-net services we also assume the cost of the associated tail circuits.

Selling, General, and Administrative (“SG&A”) Expenses. Our SG&A expenses, including non-cash equity-based compensation expense, increased 7.6% for the nine months ended September 30, 2017 from the nine months ended September 30, 2016. Non-cash equity-based compensation expense is included in SG&A expenses consistent with the classification of the employee’s salary and other compensation and was $9.2 million for the nine months ended September 30, 2017 and $7.4 million for the nine months ended September 30, 2016. SG&A expenses increased primarily from an increase in salaries and related costs required to support our expansion and the increase in our sales efforts partly offset by a $2.5 million decrease in our legal and economic analysis fees primarily associated with U.S. net neutrality and interconnection regulatory matters.  Our sales force headcount increased by 9.5% from 516 at September 30, 2016 to 565 at September 30, 2017 and our total headcount increased by 7.1% from 858 at September 30, 2016 to 919 at September 30, 2017.

Gains on Equipment Transactions.  In the nine months ended September 30, 2017 and September 30, 2016, we exchanged certain used network equipment and cash consideration for new network equipment resulting in gains of $3.5 million and $7.1 million, respectively, based upon the estimated fair value of the new network equipment less the carrying amount of the returned used network equipment and the cash paid.

Depreciation and Amortization Expenses. Our depreciation and amortization expense increased by 2.6% for the nine months ended September 30, 2017 from the nine months ended September 30, 2016. The increase is primarily due to the depreciation expense associated with the increase in deployed fixed assets.

Interest Expense. Interest expense results from interest incurred on our $375.0 million of senior secured notes, interest incurred on our $189.2 million of senior unsecured notes, interest on our installment payment agreement and interest on our capital lease obligations. Our interest expense increased by 20.0% for the nine months ended September 30, 2017 from the nine months ended September 30, 2016 primarily due to our issuance of $125.0 million of senior secured notes in December 2016.

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

Income Tax Provision.  Our income tax provision was $10.5 million for the nine months ended September 30, 2017 and $8.7 million for the nine months ended September 30, 2016. The increase in our income tax provision was primarily related to an increase in deferred income tax expense due to an increase in income before taxes in the United States.

Buildings On-net. As of September 30, 2017 and 2016, we had a total of 2,472 and 2,334 on-net buildings connected to our network, respectively.

Liquidity and Capital Resources

In assessing our liquidity, management reviews and analyzes our current cash balances, accounts receivable, accounts payable, accrued liabilities, capital expenditure commitments, and required capital lease and debt payments and other obligations.

Cash Flows

The following table sets forth our consolidated cash flows.

	Nine months ended September 30,
(in thousands)	2017	2016
Net cash provided by operating activities	$80,342	$74,088
Net cash used in investing activities	(35,183)	(38,039)
Net cash used in financing activities	(72,285)	(92,419)
Effect of exchange rates on cash	3,572	930
Net decrease in cash and cash equivalents during period	$(23,554)	$(55,440)

Net Cash Provided by Operating Activities.  Our primary sources of operating cash are receipts from our customers who are billed on a monthly basis for our services. Our primary uses of operating cash are payments made to our vendors, employees and interest payments made to our capital lease vendors and our note holders. Our changes in cash provided by operating activities are primarily due to changes in our operating profit and changes in our interest payments. Cash provided by operating activities for the nine months ended September 30, 2017 and 2016 includes interest payments on our note obligations of $25.5 million and $19.1 million, respectively.

Net Cash Used In Investing Activities.  Our primary use of cash for investing activities is for purchases of property and equipment. Purchases of property and equipment were $35.2 million and $38.0 million for the nine months ended September 30, 2017 and 2016, respectively. The changes in purchases of property and equipment are primarily due to the timing and scope of our network expansion activities including geographic expansion and adding buildings to our network. In the nine months ended September 30, 2017 and 2016 we obtained $6.6 million and $2.7 million, respectively, of network equipment in exchange for a note payable under an installment payment agreement.

Net Cash Used In Financing Activities.  Our primary uses of cash for financing activities are for principal payments under our capital lease obligations and our installment payment agreement, purchases of our common stock and dividend payments. Principal payments under our capital lease were $9.4 million and $9.7 million for the nine months ended September 30, 2017 and 2016, respectively.  During the nine months ended September 30, 2017 and 2016 we paid $59.8 million and $50.0 million, respectively, for our quarterly dividend payments. Purchases of our common stock totaled $1.8 million during the nine months ended September 30, 2017 and $1.7 million for the nine months ended September 30, 2016. During the nine months ended September 30, 2016 we paid $10.9 million for the purchase of $10.8 million of par value and accrued interest of our $200.0 million senior unsecured notes and we elected to repay the outstanding $17.1 million principal balance of our installment payment agreement prior to its maturity date. Total installment payment agreement principal payments were $2.2 million and $21.2 million for the nine months ended September 30, 2017 and 2016, respectively.

Cash Position and Indebtedness

Our total indebtedness at September 30, 2017 was $728.5 million and our total cash and cash equivalents were $250.8 million. Our total indebtedness at September 30, 2017 includes $154.3 million of capital lease obligations for dark fiber under long term IRU agreements.

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

As of September 30, 2017
(Unaudited)
Cash and cash equivalents	$84,232
Total assets	$84,232
Investment from subsidiaries	$236,427
Common stock	46
Accumulated deficit	(152,241)
Total equity	$84,232

Nine Months Ended September 30, 2017
(Unaudited)
Equity-based compensation expense	10,481
Interest income	652
Net loss	$(9,829)

Common Stock Buyback Program

Our Board of Directors has approved purchases of our common stock under a buyback program (the “Buyback Program”).  During the three months ended September 30, 2016 we purchased 46,983 shares of our common stock for $1.7 million.  There were no purchases during the three months ended September 30, 2017. During the nine months ended September 30, 2017 and September 30, 2016 we purchased 46,750 and 46,983 shares of our common stock for $1.8 million and $1.7 million, respectively. As of September 30, 2017, there was a total of $41.5 million available under the Buyback Program which is authorized to continue through December 31, 2018.

Dividends on Common Stock and Return of Capital Program

Dividends are recorded as a reduction to retained earnings. Dividends on unvested restricted shares of common stock are paid as the awards vest. On November 1, 2017, our Board of Directors approved the payment of our quarterly dividend of $0.48 per common share. This dividend for the fourth quarter of 2017 will be paid to holders of record on November 17, 2017. This estimated $21.5 million dividend payment is expected to be made on December 4, 2017.

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

Critical Accounting Policies and Significant Estimates

Management believes that as of September 30, 2017, there have been no material changes to our critical accounting policies and significant estimates from those listed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2016.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments — Credit Losses: Measurement of Credit Losses on Financial Instruments”.  This guidance is intended to introduce a revised approach to the recognition and measurement of credit losses, emphasizing an updated model based on expected losses rather than incurred losses. This new standard is effective for annual and interim reporting periods beginning after December 15, 2019 and early adoption is permitted. We are currently evaluating the impact that this guidance may have on our financial statements and related disclosures.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management believes that as of September 30, 2017, there have been no material changes to our exposures to market risk from those disclosed in Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” of our annual report on Form 10-K for the year ended December 31, 2016.

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

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Board of Directors has authorized a plan to permit the repurchase of our common stock in negotiated and open market transactions through December 31, 2018. We may purchase shares from time to time depending on market, economic, and other factors. As of September 30, 2017 there was $41.5 million remaining under the authorization. There were no purchases during the three months ended September 30, 2017.

ITEM 6.                EXHIBITS.

(a) Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer (furnished herewith)
32.2	Certification of Chief Financial Officer (furnished herewith)
101.1

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (filed herewith).

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer (furnished herewith)
32.2	Certification of Chief Financial Officer (furnished herewith)
101.1

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 2, 2017	COGENT COMMUNICATIONS HOLDINGS, INC.

	By:	/s/ David Schaeffer
		Name:	David Schaeffer
		Title:	Chief Executive Officer

Date: November 2, 2017	By:	/s/ Thaddeus G. Weed
		Name:	Thaddeus G. Weed
		Title:	Chief Financial Officer (Principal Accounting Officer)