Form 10-K
period 2017-12-31
COGENT COMMUNICATIONS HOLDINGS, INC.
filed 2018-02-23
CIK 1158324

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2017
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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer,", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐ Emerging growth company ☐

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

         The number of shares outstanding of the issuer's common stock, par value $0.001 per share, as of January 31, 2018 was 45,968,237.

         The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing price of $40.10 per share on June 30, 2017 as reported by the NASDAQ Global Select Market was approximately $1.7 billion.

COGENT COMMUNICATIONS HOLDINGS, INC.

FORM 10-K ANNUAL REPORT

FOR THE YEAR ENDED DECEMBER 31, 2017

i

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's definitive proxy statement on Schedule 14A for the registrant's 2018 annual shareholders meeting are incorporated by reference in Part III of this Form 10-K.

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

PART I

ITEM 1.    BUSINESS

        We are a facilities-based provider of low-cost, high-speed Internet access, private network services, and data center colocation space. Our network is specifically designed and optimized to transmit packet switched data. We deliver our services primarily to small and medium-sized businesses, communications service providers and other bandwidth-intensive organizations in North America, Europe and Asia. We are a Delaware corporation and we are headquartered in Washington, DC.

        We offer on-net Internet access services exclusively through our own facilities, which run from our network to our customers' premises. We are not dependent on local telephone companies or cable TV companies to serve our customers for our on-net Internet access and private network services because of our integrated network architecture. We offer our on-net services to customers located in buildings that are physically connected to our network. Our on-net service consists of high-speed Internet access and private network services offered at speeds ranging from 100 Megabits per second to 100 Gigabits per second. We provide our on-net Internet access and private network services to our corporate and net-centric customers. Our corporate customers are located in multi-tenant office buildings and typically include law firms, financial services firms, advertising and marketing firms and other professional services businesses. Our net-centric customers include bandwidth-intensive users such as other Internet access providers, telephone companies, cable television companies, web hosting companies, content delivery network companies and commercial content and application service providers. These net-centric customers obtain our services in carrier neutral data centers and in our data centers. We operate data centers throughout North America and Europe that allow our customers to collocate their equipment and access our network.

        In addition to providing our on-net services, we provide Internet access and private network services to customers that are not located in buildings directly connected to our network. We provide this off-net service primarily to corporate customers using other carriers' circuits to provide the "last mile" portion of the link from the customers' premises to our network. We also provide certain non-core services that resulted from acquisitions. We continue to support but do not actively sell these non-core services.

Competitive Advantages

        We believe we address many of the data communications needs of small and medium-sized businesses, communications service providers and other bandwidth-intensive organizations by offering them high-quality, high-speed Internet access and private network services at attractive prices.

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

        High Quality, Reliable Service.    We are able to offer high-quality Internet service due to our metro and intercity network. Its design increases the speed and throughput of our network and reduces the number of data packets dropped during transmission compared to traditional circuit-switched networks. We believe that we deliver a high level of technical performance because our network is optimized for packet switched traffic. We believe that our network is more reliable and carries traffic at lower cost than networks built as overlays to traditional circuit-switched, or TDM networks.

        High Traffic Network Footprint.    We have strategically chosen locations, such as over 1,650 large multi-tenant office buildings in major North American cities and carrier neutral data centers in North America and Europe with high levels of Internet traffic, to maximize our revenue opportunities and expand our margins. Our network is connected to our on-net multi-tenant office buildings where we offer our services to a diverse set of high-quality, low churn corporate customers within close physical proximity of each other. Our network is also directly connected to 800 carrier neutral colocation and unique data center buildings where our net-centric customers directly interconnect with our network. We also operate 53 data centers across the United States and in Europe which comprise over 603,000 square feet of floor space and are directly connected to our network.

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

        Proven and Experienced Management Team.    Our senior management team is composed of seasoned executives with extensive expertise in the telecommunications industry as well as knowledge of the markets in which we operate. The members of our senior management team have an average of over 20 years of experience in the telecommunications industry and many have been working together at Cogent for several years. Several members of the senior management team have been working together at Cogent since 2000. Our senior management team has designed and built our network and led the integration of our network assets we acquired through 13 significant acquisitions and managed the expansion and growth of our business.

Our Strategy

        We intend to become the leading provider of high-quality, high-speed Internet access and private network services and to continue to improve our profitability and cash flow. The principal elements of our strategy include:

        Focus on Providing Low-Cost, High-Speed Internet Access and Private Network Services.    We intend to further load our high-capacity network to respond to the growing demand for high-speed Internet access generated by bandwidth-intensive applications such as streaming media, online gaming, video, voice over IP (VOIP), remote data storage, distributed computing, cloud services and virtual private networks. We intend to do so by continuing to offer our high-speed and high-capacity services at competitive prices.

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

Our Network

        Our network is comprised of in-building riser facilities, metropolitan optical networks, metropolitan traffic aggregation points and inter-city transport facilities. We believe that we deliver a high level of technical performance because our network is optimized for packet switched traffic. We believe that our network is more reliable and carries packet switched traffic at lower cost than networks built as overlays to traditional circuit-switched telephone networks.

        Our network serves over 190 metropolitan markets in North America, Europe and Asia and encompasses:

  •
  over 1,650 multi-tenant office buildings strategically located in commercial business districts;

  •
  over 800 carrier-neutral Internet aggregation facilities, data center buildings and single-tenant buildings;

  •
  over 720 intra-city networks consisting of over 31,250 fiber miles;

  •
  an inter-city network of more than 57,400 fiber route miles; and

  •
  multiple high-capacity transoceanic circuits that connect the North American, European and Asian portions of our network.

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

Data Centers

        We operate 53 data centers across the United States and in Europe. These facilities comprise over 603,000 square feet of floor space and are directly connected to our network. Each location is equipped with secure access, uninterruptable power supplies (UPS), and backup generators. Our customers typically purchase bandwidth, rack space, and power within these facilities.

Internetworking

        The Internet is an aggregation of interconnected networks. We interconnect with the networks of our customers, which represent the majority of our interconnections, and with other Internet service providers, or ISPs. The majority of our traffic travels between our customers. We have settlement-free interconnections between our network and most major ISPs who are not our customers. We interconnect our network to other ISP networks predominantly through private peering arrangements facilitated with direct connections with networks who are not customers of the ISP. Larger ISPs exchange traffic and interconnect their networks by means of direct private connections referred to as private peering.

        Peering agreements between ISPs are necessary in order for them to exchange traffic. Without peering agreements, each ISP would have to buy Internet access from every other ISP in order for its customer's traffic, such as email, to reach and be received from customers of other ISPs. We are considered a Tier 1 ISP with a large customer base and, as a result, we have settlement-free peering arrangements with other providers. We do not purchase transit services or paid peering to reach any portion of the Internet. This allows us to exchange traffic with those ISPs without payment by either party. In such arrangements, each party exchanging traffic bears its own cost of delivering traffic to the point at which it is handed off to the other party. We do not treat our settlement-free peering arrangements as generating revenue or expense related to the traffic exchanged. We do not sell or purchase paid peering. We directly connect with over 6,150 total networks (in approximately 700 locations globally) of which approximately 30 networks are settlement-free peers, the remaining networks are customers, whom we charge for Internet access.

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

        We offer on-net services in over 190 metropolitan markets. We serve over 2,500 on-net buildings. Our most popular on-net service in North America is Internet access at 100 megabits per second. We typically offer this service to small and medium-sized business customers. We also offer Internet access at higher speeds of up to 100 Gigabits per second. These services are generally used by customers that have businesses, such as web hosting, Internet access, and video delivery. These services are generally delivered at our data centers and carrier neutral data centers. We believe that, on a per-Megabit basis, this service offering is one of the lowest priced in the marketplace. We also offer colocation services in our data centers located in North America and Europe. This service offers Internet access combined with rack space and power in our facility, allowing the customer to locate a server or other equipment at that location and connect to our Internet access service. Our final on-net service offering is our private network service. This service provides point-to-point and point to multi-point connectivity. This service allows customers to connect geographically dispersed local area networks in a seamless manner. We offer lower prices for longer term and volume commitments. We emphasize the sale of our on-net services because we believe that we have a competitive advantage in providing these services and these services generate gross profit margins that are greater than our off-net services.

        We offer our off-net services to customers that are not located in our on-net buildings. These services are primarily provided in the metropolitan markets in North America and Europe in which we offer on-net services. These services are generally provided to small and medium-sized corporate customers in over 6,300 off-net buildings.

Sales and Marketing

        Direct Sales.    We employ a direct sales and marketing approach. As of February 1, 2018, our sales force included 574 full-time employees. Our quota bearing sales force includes 451 employees with 308 employees focused primarily on the corporate market and 143 employees focused primarily on the net-centric market. Our sales personnel work through direct contact with potential customers in, or intending to locate in, our on-net buildings. Through agreements with building owners, we are able to initiate and maintain personal contact with our customers by staging various promotional and social events in our multi-tenant office buildings and carrier neutral data centers. Sales personnel are compensated with a base salary plus quota-based commissions and incentives. We use a customer relationship management system to efficiently track sales activity levels and sales productivity.

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

        Marketing.    Because of our historical focus on a direct sales force that utilizes direct contact, we have not spent funds on television, radio or print advertising. We do use a limited amount of web based advertising. Our marketing efforts are designed to drive awareness of our products and services, to identify qualified leads through various direct marketing campaigns and to provide our sales force with product brochures, collateral materials, in building marketing events and relevant sales tools to improve the overall effectiveness of our sales organization. In addition, we conduct building events and public relations efforts focused on cultivating industry analyst and media relationships with the goal of securing media coverage and public recognition of our Internet access and private network services.

Competition

        We face competition from incumbent telephone and cable companies, and facilities-based network operators, many of whom are much larger than us, have significantly greater financial resources, better-established brand names and large, existing installed customer bases in the markets in which we compete. We also face competition from new entrants to the communications services market. Many of these companies offer products and services that are similar to our products and services.

        Unlike some of our competitors, we generally do not have title to most of the dark fiber that makes up our network. Our interests in that dark fiber are in the form of long-term leases under indefeasible rights of use, or IRUs, with providers, some of which also compete with us. We rely on the owner of the fiber to maintain the fiber. We are also dependent on third party providers, some of which compete with us, for the local loop facilities for the provision of connections to our off-net customers.

        We believe that competition is based on many factors, including price, transmission speed, ease of access and use, length of time to provision service, breadth of service availability, reliability of service, customer support and brand recognition. Because our fiber optic networks have been recently installed compared to those of the incumbent carriers, our state-of-the-art technology may provide us with cost, capacity, and service quality advantages over some existing incumbent carrier networks; however, our network may not support some of the services supported by these legacy networks, such as circuit-switched voice, ATM, frame relay, wireless and shared hybrid fiber coax networks. While the Internet access speeds offered by traditional ISPs serving multi-tenant office buildings using DSL or cable modems typically do not match our on-net offerings in terms of throughput or quality, these slower services are usually priced lower than our offerings and thus provide competitive pressure on pricing, particularly for more price-sensitive customers. These and other downward pricing pressures particularly in carrier neutral data centers have diminished, and may further diminish, the competitive advantages that we have enjoyed as the result of the pricing of our services. Increasingly, traditional ISPs are upgrading their services using optical fiber and cable technology so that they can match our transmission speed and quality.

Regulation

        Our services are subject to the regulatory authority of various agencies in the jurisdictions in which we operate. As a provider of only Internet access and private networks to businesses the regulation is generally light. This benefits us in that we have flexibility in offering our services and ease of entry into new markets. However, this light regulation generally extends to our competitors, some of whom are incumbent telephone and cable companies with whom we need to interconnect and from whom we acquire circuits for our off-net services. The extent of regulation can change. For example, the U.S. Federal Communications Commission recently rescinded regulations applicable to mass market Internet access providers. In all jurisdictions regulations continue to evolve. The regulations with which we need to comply include licenses to provide our services, data privacy, interception of communications by law enforcement, blocking of web sites, and others. We believe that we comply with all regulations in the jurisdictions in which we operate.

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

Employees

        As of February 1, 2018, we had 928 employees. Unions represent 27 of our employees in France. We believe that we have a satisfactory relationship with our employees.

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

        The Internet is composed of various network providers who operate their own networks that interconnect at public and private interconnection points. Our network is one such network. In order to obtain Internet connectivity for our network, we must establish and maintain relationships with other Internet access providers and certain of our larger customers. These providers may be customers (who connect their network to ours by buying Internet access from us) or may be other large Internet access providers to whom we connect on a settlement-free peering basis as described below. Both customers and settlement-free peers may be competitors of ours.

        By entering into what are known as settlement-free peering arrangements, providers agree to exchange traffic between their respective networks without charging each other. Our ability to avoid the higher costs of acquiring paid dedicated network capacity (transit or paid peering) and to maintain high network performance is dependent upon our ability to establish and maintain settlement-free peering relationships and to increase the capacity of the interconnections underlying these relationships. The terms and conditions of our settlement-free peering relationships may also be subject to adverse changes, which we may not be able to control. For example, several network operators with large numbers of individual users are arguing that they should be able to charge or charge more to network operators and businesses that deliver the large volumes of traffic requested by their users. If we are not able to maintain or increase our settlement-free peering relationships in all of our markets on favorable terms or to upgrade the capacity of our existing settlement-free peering relationships, we may not be able to provide our customers with high performance or affordable or reliable services, which could cause us to lose existing and potential customers, damage our reputation and have a material adverse effect on our business. We have in the past had peering disputes with other network providers that resulted in a temporary disruption of the exchange of traffic between our network and the network of the other carrier. We have resolved the majority of such disputes through negotiations. In 2013 the major incumbent telephone and cable companies in the United States began to refuse to upgrade our peering connections. This refusal caused congestion at our existing peering connections with these networks as our connections were unable to handle the large volume of traffic requested by the customers of these incumbent telephone and cable companies. This congestion impacted our network and our services to our other customers. Following issuance by the U.S. Federal Communications Commission (FCC) of its Open Internet Order we were able to enter into agreements with most of these carriers that have alleviated the congestion we were experiencing. We cannot assure you that the upgrade commitments in those agreements will be sufficient to accommodate the growth of Internet traffic on our network. Also, in December 2017 the FCC rescinded the protections of the Open Internet Order. This may impact the willingness of telephone and cable companies to enter into agreements to augment interconnections as traffic grows and to continue current agreements.

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

        We cannot assure you that we will be able to continue to establish and maintain relationships with other Internet access providers, favorably resolve disputes with such providers, or increase the capacity of our interconnections with such providers.

We need to retain existing customers and continue to add new customers in order to become consistently profitable and cash flow positive.

        In order to become consistently profitable and consistently cash flow positive, we need to both retain existing customers and continue to add a large number of new customers. The precise number of additional customers required is dependent on a number of factors, including the turnover of existing customers, the pricing of our product offerings and the revenue mix among our customers. We may not succeed in adding customers if our sales and marketing efforts are unsuccessful. In addition, many of our targeted customers are businesses that are already purchasing Internet access services from one or more providers, often under a contractual commitment. It has been our experience that such targeted customers are often reluctant to switch providers due to costs and effort associated with switching providers. Further, as some of our customers grow larger they may decide to build their own Internet backbone networks or enter into direct connection agreements with telephone and cable companies that provide Internet service to consumers. A migration of a few very large Internet users to their own networks, or to special networks that may be offered by major telephone and cable providers of last mile broadband connections to consumers, or the loss or reduced purchases from several significant customers could impair our growth, cash flow and profitability.

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

        We have expanded our network into Eastern Europe, Mexico and on a limited basis to Tokyo, Hong Kong and Singapore. We are in the process of extending our network to Sydney (Australia) and Sao Paulo (Brazil). We have experienced difficulties, ranging from lack of dark fiber to regulatory issues to slower revenue growth rates in operating in these markets. If we are not successful in developing our market presence in these regions our operating results and revenue growth could be adversely impacted.

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

        As part of our growth strategy, we may pursue selected acquisitions and strategic alliances. To date, we have completed 13 significant acquisitions. However, we are very selective with respect to such acquisitions and alliances and we have not undertaken either for more than ten years. We compete with other companies for acquisition opportunities and we cannot assure you that we will be able to execute future acquisitions or strategic alliances on commercially reasonable terms, or at all. Even if we enter into these transactions, we may experience:

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

We will need to renew the long-term leases of the optical fiber that composes our network.

        Our network is composed of optical fiber that we have leased from many carriers. Most of the leases are long-term, i.e. 15 years with renewal rights. These leases are generally referred to as indefeasible rights of use (IRU). In coming years we will need to renew certain of these leases either pursuant to the renewal terms of the lease or by negotiating an extension of the term. In particular, our U.S. backbone network lease will need to be renewed in 2020. We have exercised our renewal right as provided in the lease. However, the owner of the fiber has the right to abandon the fiber rather than renew the lease. We do not expect the owner to abandon the fiber but if the owner did so we would experience substantial disruption and expense in replacing our U.S. backbone network with fiber from other providers. We face similar risks with respect to the other portions of our network.

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

Our business could suffer because telephone companies and cable companies may provide better delivery of certain Internet content, including content originating on their own networks, than content on the public Internet.

        Broadband connections provided by cable TV and telephone companies have become the predominant means by which consumers connect to the Internet. The providers of these broadband connections may treat Internet content or other broadband content delivered from different sources differently. The possibility of this has been characterized as an issue of "net neutrality." As many of our customers operate websites and services that deliver content to consumers our ability to sell our services would be negatively impacted if Internet content delivered by us was less easily received by consumers than Internet content delivered by others. The U.S. Federal Communications Commission had promulgated rules that would have banned practices such as blocking and throttling of Internet traffic but those rules were rescinded by the U.S. Federal Communications Commission in December 2017. The European Union has issued similar net neutrality rules but they remain untested. We also do not know the extent to which the providers of broadband Internet access to consumers may favor certain content or providers in ways that may disadvantage us.

Our operations outside of the United States expose us to economic, regulatory and other risks.

        The nature of our operations outside of the United States involve a number of risks, including:

  •
  fluctuations in currency exchange rates;

  •
  exposure to additional regulatory and legal requirements, including import restrictions and controls, exchange controls, tariffs and other trade barriers and privacy and data protection regulations;

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

The exit of the United Kingdom from the European Union may adversely affect us.

        We operate in the EU, including the United Kingdom. The exit of the United Kingdom from the EU could adversely affect our operations and sales in unknown ways.

Our business could suffer delays and problems due to the actions of "last mile" providers on whom we are partially dependent.

        Our off-net customers are connected to our network by means of communications lines that are provided as services by local telephone and cable companies and others. We may experience problems with the installation, maintenance and pricing of these lines which could adversely affect our results of operations and our plans to add additional customers to our network using such services. We have historically experienced installation and maintenance delays when the network provider is devoting resources to other services, such as traditional telephony, cable TV services and private network services. We have also experienced pricing problems when a lack of alternatives allows a provider to charge high prices for services in a particular area. We attempt to reduce this problem by using many different providers so that we have alternatives for linking a customer to our network. Competition among the providers tends to improve installation intervals, maintenance and pricing.

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

        Section 382 of the Internal Revenue Code in the United States limits the utilization of net operating losses when ownership changes, as defined by that section, occur. We have performed an analysis of our Section 382 ownership changes and have determined that the utilization of certain of our net operating loss carryforwards in the United States is limited. Further, recent changes to the tax law in the United States may impact our utilization of these net operating losses.

Our business could suffer from an interruption of service from our fiber providers.

        The optical fiber cable owners from whom we have obtained our inter-city and intra-city dark fiber maintain that dark fiber. We are contractually obligated under the agreements with these carriers to pay maintenance fees, and if we are unable to continue to pay such fees we would be in default under these agreements. If these carriers fail to maintain the fiber or disrupt our fiber connections due to our default or for other reasons, such as business disputes with us and governmental takings, our ability to provide service in the affected markets or parts of markets would be impaired unless we have or can obtain alternative fiber routes. Some of the companies that maintain our inter-city dark fiber and some of the companies that maintain our intra-city dark fiber are also competitors of ours. Consequently, they may have incentives to act in ways unfavorable to us. While we have successfully mitigated the effects of prior service interruptions and business disputes in the past, we may incur significant delays and costs in restoring service to our customers in connection with future service interruptions, and as a result we may lose customers.

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

Our ability to serve customers in multi-tenant office buildings depends on access agreements with building owners and managers, which we could fail to obtain or maintain.

        Our on-net business depends upon our in-building networks. Our in-building networks depend on access agreements with building owners or managers allowing us to install our in-building networks and provide our services in these buildings. These agreements typically have terms of five to ten years, with one or more renewal options. Any deterioration in our existing relationships with building owners or managers could harm our sales and marketing efforts and could substantially reduce our potential customer base. We expect to enter into additional access agreements as part of our growth plan. Current federal and state regulations do not require building owners to make space available to us or to do so on terms that are reasonable or nondiscriminatory. While the FCC has adopted regulations that prohibit common carriers (subject to regulation under Title II of the Communications Act) from entering into exclusive arrangements with owners of multi-tenant commercial office buildings, these regulations do not require building owners to offer us access to their buildings. Building owners or managers may decide not to permit us to install our networks in their buildings or they may elect not to renew or amend our access agreements. Most of these agreements have one or more automatic renewal periods and others may be renewed at the option of the landlord. Some of these access agreements have or will have exhausted all automatic renewal periods and, as such, will be coming up for renewal in the near future. While we have historically been successful in renewing these agreements and no single building access agreement is material to our success, the failure to obtain or maintain a number of these agreements would reduce our revenue, and we might not recover our costs of procuring building access and installing our in-building networks in those locations.

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

        We are aware of several other companies in our and other industries that use the word "Cogent" in their corporate names. Consequently, we do not have rights to the name "Cogent". This may weaken our ability to market our services.

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

        The indentures governing our debt agreements, among other things, limits our ability to incur indebtedness; to pay dividends or make other distributions; to make certain investments and other restricted payments; to create liens; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; to incur restrictions on the ability of a subsidiary to pay dividends or make other payments; and to enter into certain transactions with our affiliates. Permitted investments and payments that are not restricted total $64.3 million as of December 31, 2017. This amount may be increased by our consolidated cash flow, as defined in the indentures as long as our consolidated leverage ratio is less than 4.25. Our consolidated leverage ratio is currently above 4.25 so no amounts other than those described above are available for permitted investments including dividends and stock purchases.

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

        The law relating to the liabilities of Internet access providers and on-line services companies for information carried on or disseminated through their networks is unsettled. As the law in this area develops and as we expand our international operations, the potential imposition of liabilities upon us for the behavior of our customers or the information carried on and disseminated through our network could require us to implement measures to reduce our exposure to such liabilities, which may require the expenditure of substantial resources or the discontinuation of certain products or service offerings. Any costs that are incurred as a result of such measures or the imposition of liabilities could have a material adverse effect on our business.

Changes in laws, rules, and enforcement could adversely affect us.

        We are not subject to substantial regulation by the Federal Communications Commission or the state public utilities commissions in the United States. Internet service is also subject to minimal regulation in Western Europe and in Canada. Elsewhere the regulation is greater, though not as extensive as the regulation for providers of voice services. If we decide to offer traditional voice services or otherwise expand our service offerings to include services that would cause us to be deemed a common carrier, we will become subject to additional regulation. Additionally, if we offer voice service using IP (VOIP) or offer certain other types of data services, we may become subject to additional regulation. This regulation could impact our business because of the costs and time required to obtain necessary authorizations, the additional taxes that we may become subject to or may have to collect from our customers, and the additional administrative costs of providing these services, and other costs. Even if we do not decide to offer additional services, governmental authorities may decide to impose additional regulation and taxes upon providers of Internet access and private network services. All of these matters could inhibit our ability to remain a low-cost carrier and could have a material adverse effect on our business, financial condition and our results of operations.

        Much of the law related to the liability of Internet service providers for content on the network and the behavior of our customers and their end users remains unsettled. Some jurisdictions have laws, regulations, or court decisions that impose obligations upon Internet access providers to restrict access to certain content. Other legal issues, such as the sharing of copyrighted information, data protection, trans-border data flow, unsolicited commercial email ("spam"), universal service, and liability for software viruses could become subjects of additional legislation and legal development and changes in enforcement policies. Laws that could subject us to claims or otherwise impact our business include, among others:

  •
  The Canadian Anti Spam Legislation ("CASL") implemented in 2015. The full implementation of CASL was delayed in 2017, and changes may be made to the legislation in the future. We believe we are currently in compliance with CASL.

  •
  The General Data Protection Regulation ("GDPR") comes into force in May 2018 in the European Union. The GDPR creates significant new requirements and significantly increases the financial penalties for noncompliance. We do not believe that GDPR will have a significant impact on our provision of services to our customers. However, we will still need to take appropriate steps to ensure compliance with the GDPR in our back office operations.

  •
  Statutory safe harbors, such as the Digital Millennium Copyright Act in the United States, upon which we rely with respect to copyright liability for transitory communications. Any changes to these safe harbors may adversely impact us.

  •
  The United States Communications Assistance for Law Enforcement Act and similar laws of other countries require that we be able to intercept communications when required to do so by law enforcement agencies. We may experience difficulties and incur significant costs in complying with these laws. If we are unable to comply with the laws we could be subject to fines in the United States of up to $1.0 million per event and equal or greater fines in other countries.

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

        Our private network services are subject to taxes and fees in various jurisdictions. We believe that we collect all required taxes. However, the taxation of telecommunications services is complex and there are numerous taxes. A jurisdiction may assert that we have failed to collect certain taxes. The expense of paying any unpaid taxes could be substantial and we might not be able to collect such back taxes from our customers.

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

        The United States Foreign Corrupt Practices Act generally prohibits companies and their intermediaries from bribing foreign officials for the purpose of obtaining or keeping business. Other countries have similar laws to which we are subject. We take precautions to comply with these laws.

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

        Our total indebtedness at December 31, 2017 was $732.5 million. In April 2014 we issued $200.0 million in 5.625% senior unsecured notes. In the second quarter of 2016, we purchased $10.8 million of par value of these 5.625% senior unsecured notes reducing the principal amount to $189.2 million. The $189.2 million of senior unsecured notes are due in 2021 and require interest payments totaling $10.6 million per year. In December 2016 and February 2015, we issued $125.0 million and $250.0 million of 5.375% senior secured notes, respectively. The $375.0 million senior secured notes are due in March 2022 and require annual interest payments of $20.2 million. All of our noteholders have the right to be paid the principal upon default and upon certain designated events, such as certain changes of control. Our total indebtedness at December 31, 2017 also includes $157.5 million of capital lease obligations for dark fiber primarily under 15 - 20 year IRUs and $10.7 million due under an installment payment agreement with a vendor. The amount of our IRU capital lease obligations may be impacted due to our expansion activities, the timing of payments and fluctuations in foreign currency rates. We may not have sufficient funds to pay the interest and principal related to these obligations at the time we are obligated to do so, which could result in bankruptcy, or we may only be able to raise the necessary funds on unfavorable terms. Additionally, contemplated changes to current income tax law in the US may impact the deductibility of our interest expense.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

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

        As of February 1, 2018, there were 152 holders of record of shares of our common stock holding 44,933,474 shares of our common stock.

        The table below shows, for the quarters indicated, the reported high and low trading prices of our common stock.

	High	Low
Calendar Year 2017
First Quarter	$44.40	$38.50
Second Quarter	45.25	37.85
Third Quarter	50.25	38.10
Fourth Quarter	54.85	42.40
Calendar Year 2016
First Quarter	$39.18	$29.65
Second Quarter	41.93	36.73
Third Quarter	43.61	35.07
Fourth Quarter	42.35	34.23

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

Performance Graph

        Our common stock currently trades on the NASDAQ Global Select Market. The chart below compares the relative changes in the cumulative total return of our common stock for the period from December 31, 2012 to December 31, 2017, against the cumulative total return for the same period of the (1) The Standard & Poor's 500 (S&P 500) Index and (2) the NASDAQ Telecommunications Index. The comparison below assumes $100 was invested on December 31, 2012 in our common stock, the S&P 500 Index and the NASDAQ Telecommunications Index, with dividends, if any, reinvested.

 COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Cogent Communications Holdings, the S&P 500 Index
and the NASDAQ Telecommunications Index

*
$100 invested on 12/31/12 in stock or index, including reinvestment of dividends.Fiscal year ending December 31.

Copyright© 2018 Standard & Poor's, a division of S&P Global. All rights reserved.

	12/12	12/13	12/14	12/15	12/16	12/17
Cogent Communications Holdings Inc.	$100.00	$182.81	$165.38	$169.56	$210.43	$240.53
S&P 500	100.00	132.39	150.51	152.59	170.84	208.14
NASDAQ Telecommunications Index	100.00	141.28	145.43	140.97	150.94	184.81

        The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Issuer Purchases of Equity Securities

        Our Board of Directors had authorized a plan to permit the repurchase of up to $50.0 million of our common stock in negotiated and open market transactions through December 31, 2018. As of December 31, 2017, $41.5 million remained available for such negotiated and open market transactions concerning our common stock. We may purchase shares from time to time depending on market, economic, and other factors.

Equity Compensation Plan Information

        The information required by this Item 5 regarding Securities Authorized for Issuance Under Equity Compensation Plans is incorporated in this report by reference to the information set forth under the caption "Equity Plan Information" in our 2018 Proxy Statement.

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

	Years Ended December 31,
	2017	2016	2015	2014	2013
	(dollars in thousands)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Service revenue	$485,175	$446,900	$404,234	$380,003	$347,979
Operating expenses:
Network operations	208,674	193,493	173,926	159,405	149,718
Equity-based compensation expense—network operations	604	573	584	488	507
Selling, general, and administrative	115,229	110,547	102,172	98,596	79,030
Equity-based compensation expense—SG&A	12,686	10,162	10,931	9,083	8,212
Depreciation and amortization	75,926	75,235	70,527	69,481	64,358

Total operating expenses	413,119	390,010	358,140	337,053	301,825
Losses on debt redemption and extinguishment	—	(587)	(10,144)	—	—
Gains—lease obligation restructurings and releases	—	—	11,643	—	—
Gains on equipment exchanges	3,862	7,739	5,443	10,950	—

Operating income	75,918	64,042	53,036	53,900	46,154
Interest expense	(48,467)	(40,803)	(41,280)	(49,945)	(41,797)
Interest income and other, net	3,667	1,021	956	536	2,630

Income before income taxes	31,118	24,260	12,712	4,491	6,987
Income tax (expense) benefit	(25,242)	(9,331)	(7,816)	(3,694)	49,702

Net income	$5,876	$14,929	$4,896	$797	$56,689

Net income per common share—basic	$0.13	$0.33	$0.11	$0.02	$1.22

Net income per common share—diluted	$0.13	$0.33	$0.11	$0.02	$1.21

Dividends declared per common share	$1.80	$1.51	$1.46	$1.17	$0.76

Weighted-average common shares—basic	44,855,263	44,641,805	44,888,723	45,960,720	46,286,735

Weighted-average common shares—diluted	45,184,203	44,873,830	45,159,849	46,349,670	46,996,904

CONSOLIDATED BALANCE SHEET DATA (AT PERIOD END):
Total assets	$710,588	$737,892	$662,816	$754,914	$751,269
Long-term debt (including capital leases and current portion) (net of unamortized discount of $385, $257, $817, $0, and $3,099, respectively, including unamortized premium of $382, $462, $0, $4,230 and $5,423, and net of unamortized debt costs of $3,930, $4,832, $4,557, $6,861 and $3,832, respectively)	728,544	707,080	601,839	603,907	492,249

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

        Future economic instability in the global economy, which could affect spending on Internet services; the impact of changing foreign exchange rates (in particular the Euro to US dollar and Canadian dollar to US dollar exchange rates) on the translation of our non-US dollar denominated revenues, expenses, assets and liabilities; legal and operational difficulties in new markets; the imposition of a requirement that we contribute to the United States Universal Service Fund on the basis of our Internet revenue; changes in government policy and/or regulation, including rules regarding data protection, cyber security and net neutrality; increasing competition leading to lower prices for our services; our ability to attract new customers and to increase and maintain the volume of traffic on our network; the ability to maintain our Internet peering arrangements on favorable terms; our ability to renew our long-term leases of optical fiber that comprise our network; our reliance on an equipment vendor, Cisco Systems Inc., and the potential for hardware or software problems associated with such equipment; the dependence of our network on the quality and dependability of third-party fiber providers; our ability to retain certain customers that comprise a significant portion of our revenue base; the management of network failures and/or disruptions; and outcomes in litigation as well as other risks discussed from time to time in our filings with the Securities and Exchange Commission, including, without limitation, this annual report on Form 10-K.

General Overview

        We are a facilities-based provider of low-cost, high-speed Internet access, private network services and data center colocation space. Our network is specifically designed and optimized to transmit packet-switched data using IP. We deliver our services primarily to small and medium-sized businesses, communications service providers and other bandwidth-intensive organizations in North America, Europe and in Asia.

        Our on-net service consists of high-speed Internet access and private network services at speeds ranging from 100 Megabits per second to 100 Gigabits per second. We offer our on-net services to customers located in buildings that are physically connected to our network. We provide on-net Internet access and private network services to corporate customers and net-centric customers. Our corporate customers are located in multi-tenant office buildings and in our data centers and typically include law firms, financial services firms, advertising and marketing firms and other professional services businesses. Our net-centric customers include bandwidth-intensive users such as other Internet access providers, telephone companies, cable television companies, web hosting companies, content delivery networks and commercial content and application service providers. These net-centric customers generally receive our services in colocation facilities and in our data centers.

        Our off-net services are sold to businesses that are connected to our network primarily by means of "last mile" access service lines obtained from other carriers, primarily in the form of metropolitan Ethernet circuits. Our non-core services, which consist primarily of legacy services of companies whose assets or businesses we have acquired. We do not actively market these non-core services and expect the service revenue associated with them to continue to decline.

        Our network is comprised of in-building riser facilities, metropolitan optical fiber networks, metropolitan traffic aggregation points and inter-city transport facilities. Our network is physically connected entirely through our facilities to 2,506 buildings in which we provide our on-net services, including 1,653 multi-tenant office buildings. We also provide on-net services in carrier-neutral data centers, Cogent controlled data centers and single-tenant office buildings. We operate 53 Cogent controlled data centers totaling 603,000 square feet. Because of our integrated network architecture, we are not dependent on local telephone companies or cable companies to serve our on-net customers. We emphasize the sale of our on-net services because we believe we have a competitive advantage in providing these services and these services generate gross profit margins that are greater than the gross profit margins of our off-net services.

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

Results of Operations

Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

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

	Year Ended December 31,
			Percent Change
	2017	2016
	(in thousands)
Service revenue	$485,175	$446,900	8.6%
On-net revenues	346,445	323,602	7.1%
Off-net revenues	137,892	122,337	12.7%
Non-core revenues	838	961	(12.8)%
Network operations expenses(1)	209,278	194,066	7.8%
Selling, general, and administrative expenses(2)	127,915	120,709	6.0%
Depreciation and amortization expenses	75,926	75,235	0.9%
Gains on equipment transactions	3,862	7,739	(50.1)%
Interest expense	48,467	40,803	18.8%
Income tax expense	25,242	9,331	170.5%

  NM—Not meaningful

(1)
Includes non-cash equity-based compensation expense of $604 and $573 for 2017 and 2016, respectively.

(2)
Includes non-cash equity-based compensation expense of $12,686 and $10,162 for 2017 and 2016, respectively.

	Year Ended December 31,
			Percent Change
	2017	2016
Other Operating Data
Average Revenue Per Unit (ARPU)
ARPU—on net	$506	$548	(7.8)%
ARPU—off-net	$1,239	$1,284	(3.5)%
Average price per megabit	$1.11	$1.34	(17.4)%
Customer Connections—end of period
On-net	61,334	52,874	16.0%
Off-net	9,953	8,598	15.8%

        Service Revenue.    Our service revenue increased 8.6% from 2016 to 2017. Exchange rates positively impacted our increase in service revenue by approximately $1.9 million. All foreign currency comparisons herein reflect results for 2017 translated at the average foreign currency exchange rates for 2016. For 2017 and 2016, on-net, off-net and non-core revenues represented 71.4%, 28.4% and 0.2% and 72.4%, 27.4% and 0.2% of our service revenue, respectively. Revenue recognition standards include guidance relating to any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, gross receipts taxes, Universal Service Fund fees and certain state regulatory fees. We record these taxes billed to our customers on a gross basis (as service revenue and network operations expense) in our consolidated statements of operations. The impact of these taxes including the Universal Service Fund resulted in an increase of our revenues for 2017 of approximately $1.8 million.

        Revenue from our corporate and net-centric customers represented 62.3% and 37.7% of our service revenue, respectively, for 2017, and represented 60.4% and 39.6% of our service revenue, respectively, for 2016. Revenue from corporate customers increased 11.8% from $270.1 million for 2016 to $302.1 million for 2017 due to an increase in our number of corporate customers. Revenue from our net-centric customers increased by 3.6% from $176.8 million for 2016 to $183.1 million for 2017 primarily due to an increase in our number of net-centric customers, partially offset by a decline in our average price per megabit.

        Our on-net revenue increased 7.1% from 2016 to 2017. We increased the number of our on-net customer connections by 16.0% from December 31, 2016 to December 31, 2017. On-net customer connections increased at a greater rate than on-net revenues primarily due to the 7.8% decline in our on-net ARPU, primarily from a decline in ARPU for our net centric customers. ARPU is determined by dividing revenue for the period by the average customer connections for that period. Our average price per megabit for our installed base of customers is determined by dividing the aggregate monthly recurring fixed charges for those customers by the aggregate committed data rate for the same customers. The decline in on-net ARPU is partly attributed to volume and term based pricing discounts. Additionally, on-net customers who cancel their service from our installed base of customers, in general, have an ARPU that is greater than the ARPU for our new customers due to declining prices primarily for our on-net services sold to our net-centric customers. These trends resulted in the reduction to our on-net ARPU and a 17.4% decline in our average price per megabit for our installed base of customers.

        Our off-net revenue increased 12.7% from 2016 to 2017. Our off-net customer connections increased 15.8% from December 31, 2016 to December 31, 2017. Our off-net customer connections increased at a greater rate than our off-net revenue due to the 3.5% decrease in our off-net ARPU.

        Our non-core revenue decreased 12.8% from 2016 to 2017. We do not actively market these acquired non-core services and expect that the service revenue associated with them will continue to decline.

        Network Operations Expenses.    Network operations expenses include the costs of personnel associated with service delivery, network management, and customer support, network facilities costs, fiber and equipment maintenance fees, leased circuit costs, and access and facilities fees paid to building owners. Non-cash equity-based compensation expense is included in network operations expenses consistent with the classification of the employee's salary and other compensation. Our network operations expenses, including non-cash equity-based compensation expense, increased 7.8% from 2016 to 2017. The increase is primarily attributable to an increase in costs related to our network and facilities expansion activities and the increase in our off-net revenues. When we provide off-net services we also assume the cost of the associated tail-circuits.

        Selling, General, and Administrative Expenses ("SG&A").    Our SG&A expenses, including non-cash equity-based compensation expense, increased 6.0% from 2016 to 2017. Non cash equity-based compensation expense is included in SG&A expenses consistent with the classification of the employee's salary and other compensation and was $10.2 million for 2016 and $12.7 million for 2017. SG&A expenses increased primarily from an increase in salaries and related costs required to support our expansion and increases in our sales efforts and an increase in our headcount partly offset by a $2.0 million decrease in our legal fees primarily associated with U.S. net neutrality and interconnection regulatory matters and a $3.1 million charge related to a proposed settlement of a class action wage and hour claim for certain of our current and past sales reps that we incurred in 2016. Our sales force headcount increased by 5.9% from 542 at December 31, 2016 to 574 at December 31, 2017 and our total headcount increased by 4.7% from 887 at December 31, 2016 to 929 at December 31, 2017.

        Depreciation and Amortization Expenses.    Our depreciation and amortization expenses increased 0.9% from 2016 to 2017. The increase is primarily due to the depreciation expense associated with the increase related to newly deployed fixed assets more than offsetting the decline in depreciation expense from fully depreciated fixed assets.

        Gains on Equipment Transactions.    We exchanged certain used network equipment and cash consideration for new network equipment resulting in gains of $7.7 million for 2016 and $3.9 million for 2017. The gains are based upon the excess of the estimated fair value of the new network equipment over the carrying amount of the returned used network equipment and the cash paid.

        Interest Expense.    Interest expense results from interest incurred on our $375.0 million of senior secured notes, interest incurred on our $189.2 million of senior unsecured notes, interest on our installment payment agreement and interest on our capital lease obligations. Our interest expense increased by 18.8% from 2016 to 2017 primarily due to our issuance of $125.0 million of senior secured notes in December 2016. In the second quarter of 2016, we paid $10.9 million for the purchase of $10.8 million of par value and accrued interest of our $200.0 million senior unsecured notes reducing the principal to $189.2 million and resulting in a loss of $0.2 million. The loss resulted from the write off of the remaining unamortized debt issuance costs related to the purchased notes. In June 2016, we elected to repay the outstanding $17.1 million principal balance of the installment payment agreement before its maturity date resulting in a loss of $0.4 million from the remaining unamortized discount.

        Income Tax Expense.    Our income tax expense was $25.2 million for 2017 and $9.3 million for 2016. The increase in our income tax expense was primarily related to an increase in deferred income tax expense due to an increase in income before taxes in the United States and the impact of the Tax Cuts and Jobs Act (the "Act"). On December 22, 2017, the President of the United States signed into law the Act. The Act amended the Internal Revenue Code and reduced the corporate tax rate from a maximum rate of 35% to a flat 21% rate. The rate reduction is effective on January 1, 2018 and may reduce our future income taxes payable once we become a cash taxpayer in the United States. As a result of the reduction in the corporate income tax rate and other provisions under the Act, we were required to revalue our net deferred tax asset at December 31, 2017 resulting in a reduction in our net deferred tax asset of $9.0 million and we recorded a transition tax of $2.3 million related to our foreign operations for a total income tax expense of approximately $11.3 million, which was recorded as additional noncash income tax expense in the three months and year ended December 31, 2017. The actual impact on our net deferred tax asset may vary from this amount from certain changes in interpretations and assumptions we have made and as further guidance related to the Act may be issued.

        Buildings On-net.    As of December 31, 2017 and 2016 we had a total of 2,506 and 2,373 on-net buildings connected to our network, respectively.

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

        Gains on capital lease terminations.    In March 2015 we elected to terminate certain IRU capital lease obligations with a vendor. Under our estimate of the termination provisions of the related contract we recorded an estimated termination liability of $8.1 million in March 2015. The difference between the remaining net present value of the related IRU capital leases, the remaining net book value of the IRU assets and the termination liability and amounts due through the termination date was recorded as a gain on capital lease termination of $10.1 million in 2015.

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

        The following table sets forth our consolidated cash flows.

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Net cash provided by operating activities	$111,702	$107,967	$83,809
Net cash used in investing activities	(45,801)	(45,234)	(35,471)
Net cash (used in) provided by financing activities	(97,267)	8,341	(128,847)
Effect of exchange rates on cash	4,058	(346)	(3,690)

Net (decrease) increase in cash and cash equivalents during the year	$(27,308)	$70,728	$(84,199)

        Net Cash Provided By Operating Activities.    Our primary source of operating cash is receipts from our customers who are billed on a monthly basis for our services. Our primary uses of operating cash are payments made to our vendors, employees and interest payments made to our capital lease vendors and our note holders. Our changes in cash provided by operating activities are primarily due to changes in our operating profit and changes in our interest payments. Cash provided by operating activities for 2017, 2016 and 2015 includes interest payments on our note obligations of $30.8 million, $24.5 million and $29.3 million, respectively.

        Net Cash Used In Investing Activities.    Our primary use of investing cash is for purchases of property and equipment. These amounts were $45.8 million, $45.2 million and $35.6 million for 2017, 2016 and 2015, respectively. The annual changes in purchases of property and equipment are primarily due to the timing and scope of our network expansion activities including geographic expansion and adding buildings to our network. In 2017, 2016 and 2015 we obtained $9.0 million, $5.5 million and $21.9 million, respectively, of network equipment and software in non-cash exchanges for notes payable under an installment payment agreement.

        Net Cash (Used In) Provided By Financing Activities.    Our primary uses of cash for financing activities are for dividend payments, stock purchases and principal payments under our capital lease obligations. In 2015 we redeemed our $240.0 million senior secured notes for a payment of $251.3 million. Amounts paid under our stock buyback program were $1.8 million for 2017, $4.5 million for 2016 and $39.4 million for 2015. During 2017, 2016 and 2015 we paid $81.7 million, $68.2 million and $66.3 million, respectively, for our quarterly dividend payments. Our quarterly dividend payments have increased due to regular quarterly increases in our quarterly dividend per share amounts. Principal payments under our capital lease obligations were $11.2 million, $12.5 million and $20.2 million for 2017, 2016 and 2015, respectively, and are impacted by the timing and extent of our network expansion activities. Our financing activities also include proceeds from and repayments of our debt offerings. In December 2016 we received net proceeds of $124.3 million from the issuance of our $125.0 million of senior secured notes. In 2015 we received net proceeds of $248.6 million from the issuance of our $250.0 million senior secured notes. During 2016 we paid $10.9 million for the purchase of $10.8 million of par value and accrued interest of our $200.0 million senior unsecured notes and we elected to repay the outstanding $17.1 million principal balance of our installment payment agreement prior to its maturity date. Total installment payment agreement principal payments were $3.8 million, $21.2 million and $0.7 million for 2017, 2016 and 2015, respectively.

Indebtedness

        Our total indebtedness, at par, at December 31, 2017 was $732.5 million. Our total indebtedness at December 31, 2017 includes $157.5 million of capital lease obligations for dark fiber primarily under 15-20 year IRUs. Our total cash and cash equivalents were $247.0 million at December 31, 2017.

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

Senior unsecured notes—$189.2 million

        Group is obligor on our $189.2 million (originally $200.0 million) of 5.625% senior unsecured notes due 2021 (the "2021 Notes"). The 2021 Notes were sold in private offerings for resale to qualified institutional buyers pursuant to SEC Rule 144A. Holdings provided a guarantee of the 2021 Notes but Holdings is not subject to the covenants under the indenture. In the second quarter of 2016, we paid $10.9 million for the purchase of $10.8 million of par value and accrued interest on our 2021 Notes reducing the principal amount to $189.2 million.

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

Limitations under the indentures

        The indentures governing our 2022 and 2021 Notes, among other things, limit our ability to incur indebtedness; to pay dividends or make other distributions; to make certain investments and other restricted payments; to create liens; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; to incur restrictions on the ability of a subsidiary to pay dividends or make other payments; and to enter into certain transactions with our affiliates. Limitations on the ability to incur additional indebtedness (excluding IRU agreements incurred in the normal course of business) include a restriction on incurring additional indebtedness if our consolidated leverage ratio, as defined in the indentures, is greater than 5.0. The indentures prohibit certain payments, such as dividends and stock purchases, when our consolidated leverage ratio, as defined by the indentures, is greater than 4.25. The unrestricted payment amount may be increased by our consolidated cash flow, as defined in the indentures, as long as our consolidated leverage ratio is less than 4.25. Our consolidated leverage ratio is currently above 4.25 as of December 31, 2017, and we have a total of $64.3 million that is permitted for investment payments including dividends and stock purchases.

Summarized Financial Information of Holdings

        Holdings is a guarantor under the 2021 and 2022 Notes. Under the indentures we are required to disclose financial information of Holdings including its assets, liabilities and its operating results ("Holdings Financial Information"). The Holdings Financial Information as of and for the year ended December 31, 2017 is detailed below (in thousands).

December 31, 2017
(Unaudited)
Cash and cash equivalents	$62,857

Total assets	$62,857

Investment from subsidiaries	$214,591
Common stock	46
Accumulated deficit	(151,780)

Total equity	$62,857

Year Ended December 31, 2017
(Unaudited)
Equity-based compensation expense	$14,504
Interest income	809

Net loss	$(13,695)

Common Stock Buyback Program

        Our Board of Directors has approved through December 31, 2018, purchases of our common stock under a buyback program (the "Buyback Program"). We purchased 0.1 million shares of our common stock for $1.8 million during the year ended December 31, 2017, 0.1 million shares of our common stock for $4.5 million during the year ended December 31, 2016 and 1.2 million shares of our common stock for $39.4 million during the year ended December 31, 2015. As of December 31, 2017 there was a total of $41.5 million available under the Buyback Program.

Dividends on Common Stock

        Dividends are recorded as a reduction to retained earnings. Dividends on unvested restricted shares of common stock are paid as the awards vest. Our initial quarterly dividend payment was made in the third quarter of 2012. On February 21, 2018, our Board of Directors approved the payment of our quarterly dividend of $0.50 per common share. The dividend for the first quarter of 2018 will be paid to holders of record on March 9, 2018. This estimated $22.4 million dividend payment is expected to be made on March 26, 2018.

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

Contractual Obligations and Commitments

        The following table summarizes our contractual cash obligations and other commercial commitments as of December 31, 2017.

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
	(in thousands)
Debt(1)	702,933	38,954	64,197	599,782	—
Capital lease obligations(2)	335,675	23,969	45,907	43,719	222,080
Operating leases(3)	151,923	37,276	49,517	29,592	35,538
Unconditional purchase obligations(4)	19,823	8,404	727	748	9,944

Total contractual cash obligations	$1,210,354	$108,603	$160,348	$673,841	$267,562

(1)
These amounts include interest and principal payment obligations on our $375.0 million of 2022 Notes through the maturity date of March 1, 2022 and interest and principal payments on our $189.2 million of 2021 Notes through the maturity date of April 15, 2021 and $10.7 million due under an installment payment agreement with a vendor.

(2)
The capital lease obligations above were incurred in connection with IRUs for inter-city and intra-city dark fiber underlying substantial portions of our network. These capital leases are presented on our balance sheet at the net present value of the future minimum lease payments, or $157.5 million at December 31, 2017. These leases generally have initial terms of 15 to 20 years

(3)
These amounts include amounts due under our operating leases.

(4)
These amounts include amounts due under unconditional purchase obligations including dark fiber IRU operating and capital lease agreements entered into prior to December 31, 2017.

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

Recent Accounting Pronouncements

Recent Accounting Pronouncements—to be Adopted

        In February 2016, the FASB issued ASU No. 2016-02, Leases ("ASU 2016-02"). ASU 2016-02 will replace most existing lease accounting guidance when it becomes effective. ASU 2016-02 is effective for us beginning on January 1, 2019. Early application is permitted. ASU 2016-02 currently must be adopted using the modified retrospective approach for all leases that exist at or commence after the beginning of the earliest comparative period presented (with the option to apply certain practical expedients), which for us will be the period beginning January 1, 2017. However, in January 2018 the FASB issued a Proposed Accounting Standards Update which, among other changes, if approved would allow a company to elect to adopt ASU 2016-02 using a cumulative effect adjustment to the opening balance of its retained earnings on the adoption date. ASU 2016-02 will require us to record a right to use asset and a lease liability for most of our leases, including our leases currently treated as operating leases. We are evaluating the effect that ASU 2016-02 will have on our consolidated financial statements and related disclosures and we will elect to apply certain practical expedients. We have not yet determined the effect of ASU 2016-02 on our ongoing financial reporting or quantified the impact to our balance sheet, however we do expect the right to use asset and lease liability recorded will be material. We do not expect to early adopt ASU 2016-02 and we anticipate adopting ASU 2016-02 using the cumulative effect method should this method be approved.

        In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, ("ASU 2014-09") which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers, and also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. ASU 2014-09 is effective for us on January 1, 2018. Early application is permitted for annual periods beginning after December 15, 2016. ASU 2014-09 permits the use of either the full retrospective or modified retrospective transition method. We will adopt ASU 2014-09 using the modified retrospective transition method on January 1, 2018 for those contracts that are not completed as of the date of the initial application. Under the modified retrospective method, the cumulative effect of applying the standard would be recognized at the date of initial application. We will not early adopt ASU 2014-09.

        We have not fully quantified the effect of adopting ASU 2014-09, however we anticipate the period for which we recognize revenue for fees billed in connection with customer installations will change and we be required to capitalize certain contract acquisition costs. Revenues will be recognized over the contract term for installation fees associated with customer contracts with terms that are longer than month-to-month, which may be a shorter period than the average customer life currently used, because the fee does not give rise to a material right as defined by ASU 2014-09. Revenues will be recognized over the estimated average customer life for installation fees associated with month-to-month contracts, because the fee represents a material right. The impact of adopting ASU 2014-09 on our total service revenue is not expected to be material. Additionally, we will be required to capitalize certain contract acquisition costs, including commissions paid to our sales team and agents, and to amortize these costs over the period the services are transferred to the customer for commission paid to our sales team and over the remaining contract term for agent commissions. We currently expense these contract acquisition costs as incurred in Selling, General and Administrative Expenses ("SG&A). As a result our SG&A expense for 2018 under ASU 2014-09 will be less than our SG&A expense under our current accounting policy.

        In June 2016, the FASB issued ASU 2016-13, "Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments". This guidance is intended to introduce a revised approach to the recognition and measurement of credit losses, emphasizing an updated model based on expected losses rather than incurred losses. This new standard is effective for annual and interim reporting periods beginning after December 15, 2019 and early adoption is permitted. We are currently evaluating the impact that this guidance may have on our financial statements and related disclosures.

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

Foreign Currency Exchange Risk

        Our operations outside of the United States expose us to potentially unfavorable adverse movements in foreign currency rate changes. We have not entered into forward exchange contracts related to our foreign currency exposure. While we record financial results and assets and liabilities from our international operations in the functional currency, which is generally the local currency, these results are reflected in our consolidated financial statements in US dollars. Therefore, our reported results are exposed to fluctuations in the exchange rates between the US dollar and the local currencies, in particular the Euro and the Canadian dollar. In addition, we may fund certain cash flow requirements of our international operations in US dollars. Accordingly, in the event that the local currencies strengthen versus the US dollar to a greater extent than planned, the revenues, expenses and cash flow requirements associated with our international operations may be significantly higher in US-dollar terms than planned. During the year ended December 31, 2017, our foreign activities accounted for 22% of our consolidated revenue. A 1% change in foreign exchange rates would impact our consolidated annual revenue by approximately $1.0 million. Changes in foreign currency rates could adversely affect our operating results.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Cogent Communications Holdings, Inc.

Opinion on the Financial Statements

        We have audited the accompanying consolidated balance sheets of Cogent Communications Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of comprehensive income (loss), changes in stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a)2 (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

        These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

        We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company's auditors since 2002
Tysons, VA
February 23, 2018

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2017 AND 2016

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	2017	2016
Assets
Current assets:
Cash and cash equivalents	$247,011	$274,319
Accounts receivable, net of allowance for doubtful accounts of $1,499 and $1,734, respectively	39,096	33,598
Prepaid expenses and other current assets	20,011	19,706

Total current assets	306,118	327,623
Property and equipment:
Property and equipment	1,233,756	1,136,470
Accumulated depreciation and amortization	(852,474)	(774,829)

Total property and equipment, net	381,282	361,641
Deferred tax assets	17,616	42,241
Deposits and other assets ($736 and $128 restricted, respectively)	5,572	6,387

Total assets	$710,588	$737,892

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$11,592	$11,551
Accrued and other current liabilities	47,947	47,149
Installment payment agreement, current portion, net of discount of $337 and $204, respectively	7,816	2,587
Capital lease obligations, current maturities	7,171	6,626

Total current liabilities	74,526	67,913
Senior secured 2022 notes, net of unamortized debt costs of $1,870 and $2,257, respectively and including premium of $382 and $462, respectively	373,512	373,205
Senior unsecured 2021 notes, net of unamortized debt costs of $2,060 and $2,575, respectively	187,165	186,650
Capital lease obligations, net of current maturities	150,333	135,335
Other long term liabilities	27,596	28,043

Total liabilities	813,132	791,146

Commitments and contingencies
Stockholders' equity:
Common stock, $0.001 par value; 75,000,000 shares authorized; 45,960,799 and 45,478,787 shares issued and outstanding, respectively	46	45
Additional paid-in capital	456,696	442,799
Accumulated other comprehensive income	(4,600)	(17,193)
Accumulated deficit	(554,686)	(478,905)

Total stockholders' deficit	(102,544)	(53,254)

Total liabilities and stockholders' equity	$710,588	$737,892

The accompanying notes are an integral part of these consolidated balance sheets.

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR EACH OF THE THREE YEARS ENDED DECEMBER 31, 2017

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	2017	2016	2015
Service revenue	$485,175	$446,900	$404,234
Operating expenses:
Network operations (including $604, $573 and $584 of equity-based compensation expense, respectively), exclusive of amounts shown separately	209,278	194,066	174,510
Selling, general, and administrative (including $12,686, $10,162 and $10,931 of equity-based compensation expense, respectively)	127,915	120,709	113,103
Depreciation and amortization	75,926	75,235	70,527

Total operating expenses	413,119	390,010	358,140

Gains on equipment transactions	3,862	7,739	5,443
Gains on capital lease terminations	—	—	11,643
Losses on debt extinguishment and redemption	—	(587)	(10,144)

Operating income	75,918	64,042	53,036
Interest income and other	3,667	1,021	956
Interest expense	(48,467)	(40,803)	(41,280)

Income before income taxes	31,118	24,260	12,712
Income tax expense	(25,242)	(9,331)	(7,816)

Net income	$5,876	$14,929	$4,896

Comprehensive income (loss):
Net income	$5,876	$14,929	$4,896
Foreign currency translation adjustment	12,593	(2,500)	(8,231)

Comprehensive income (loss)	$18,469	$12,429	$(3,335)

Basic net income per common share	$0.13	$0.33	$0.11

Diluted net income per common share	$0.13	$0.33	$0.11

Dividends declared per common share	$1.80	$1.51	$1.46

Weighted-average common shares—basic	44,855,263	44,641,805	44,888,723

Weighted-average common shares—diluted	45,184,203	44,873,030	45,159,489

The accompanying notes are an integral part of these consolidated statements.

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

FOR EACH OF THE THREE YEARS ENDED DECEMBER 31, 2017

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	Common Stock			Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital		Accumulated Deficit	Total Stockholder's Equity (Deficit)
	Shares	Amount
Balance at December 31, 2014	46,398,729	$46	$460,576	$(6,462)	$(370,366)	$83,794

Forfeitures of shares granted to employees	(47,705)	—	—	—	—	—
Equity-based compensation	—	—	12,554	—	—	12,554
Foreign currency translation	—	—	—	(8,231)	—	(8,231)
Issuances of common stock	62,900	—	—	—	—	—
Exercises of options	27,676	—	423	—	—	423
Common stock purchases and retirement	(1,242,882)	(1)	(39,394)	—	—	(39,395)
Excess income tax benefit	—	—	2	—	—	2
Dividends paid	—	—	—	—	(66,314)	(66,314)
Net income	—	—	—	—	4,896	4,896

Balance at December 31, 2015	45,198,718	$45	$434,161	$(14,693)	$(431,784)	$(12,271)

Cumulative-effect adjustment from adoption of ASU 2017-09	—	—	—	—	6,160	6,160
Forfeitures of shares granted to employees	(3,824)	—	—	—	—	—
Equity-based compensation	—	—	11,910	—	—	11,910
Foreign currency translation	—	—	—	(2,500)	—	(2,500)
Issuances of common stock	358,130	—	—	—	—	—
Exercises of options	53,245	—	1,220	—	—	1,220
Common stock purchases and retirement	(127,482)	—	(4,492)	—	—	(4,492)
Dividends paid	—	—	—	—	(68,210)	(68,210)
Net income	—	—	—	—	14,929	14,929

Balance at December 31, 2016	45,478,787	$45	$442,799	$(17,193)	$(478,905)	$(53,254)

Forfeitures of shares granted to employees	(10,181)	—	—	—	—	—
Equity-based compensation	—	—	14,504	—	—	14,504
Foreign currency translation	—	—	—	12,593	—	12,593
Issuances of common stock	499,654	1	—	—	—	1
Exercises of options	39,289	—	1,222	—	—	1,222
Common stock purchases and retirement	(46,750)	—	(1,829)	—	—	(1,829)
Dividends paid	—	—	—	—	(81,657)	(81,657)
Net income	—	—	—	—	5,876	5,876

Balance at December 31, 2017	45,960,799	$46	$456,696	$(4,600)	$(554,686)	$(102,544)

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR EACH OF THE THREE YEARS ENDED DECEMBER 31, 2017

(IN THOUSANDS)

	2017	2016	2015
Cash flows from operating activities:
Net income	$5,876	$14,929	$4,896
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	75,926	75,235	70,527
Amortization of debt discount and premium	1,239	1,105	171
Equity-based compensation expense (net of amounts capitalized)	13,290	10,735	11,515
Losses on debt extinguishment and redemption	—	587	10,144
Gains on capital lease terminations	—	—	(11,643)
Gains—equipment transactions and other, net	(4,833)	(7,674)	(4,866)
Deferred income taxes	24,679	9,224	7,709
Changes in operating assets and liabilities:
Accounts receivable	(4,161)	(3,183)	1,119
Prepaid expenses and other current assets	1,146	(2,923)	(2,898)
Deposits and other assets	1,111	(336)	(221)
Accounts payable, accrued liabilities and other long-term liabilities	(2,571)	10,268	(2,644)

Net cash provided by operating activities	111,702	107,967	83,809

Cash flows from investing activities:
Purchases of property and equipment	(45,801)	(45,234)	(35,582)
Proceeds from asset sales	—	—	111

Net cash used in investing activities	(45,801)	(45,234)	(35,471)

Cash flows from financing activities:
Net proceeds from issuance of 2022 secured notes—net of debt costs of $1,202 and $1,397, respectively	—	124,267	248,603
Extinguishment of 2021 unsecured notes	—	(10,775)	—
Redemption of 2018 secured notes	—	—	(251,280)
Dividends paid	(81,657)	(68,210)	(66,314)
Principal payments of capital lease obligations	(11,201)	(12,466)	(20,215)
Principal payments of installment payment agreement	(3,802)	(21,203)	(670)
Purchases of common stock	(1,829)	(4,492)	(39,394)
Proceeds from exercises of common stock options	1,222	1,220	423

Net cash (used in) provided by financing activities	(97,267)	8,341	(128,847)

Effect of exchange rate changes on cash	4,058	(346)	(3,690)

Net (decrease) increase in cash and cash equivalents	(27,308)	70,728	(84,199)
Cash and cash equivalents, beginning of year	274,319	203,591	287,790

Cash and cash equivalents, end of year	$247,011	$274,319	$203,591

Supplemental disclosures of cash flow information:
Cash paid for interest	$47,032	$37,125	$44,383
Cash paid for income taxes	441	143	577
Non-cash investing and financing activities:
Capital lease obligations incurred	22,595	18,439	25,794
PP&E obtained for installment payment agreement	9,027	5,521	21,873
Fair value of equipment acquired in leases	—	2,110	595
Non-cash component of network equipment obtained in exchange transactions	3,861	7,739	8,156

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

        The Company offers on-net Internet access services exclusively through its own facilities, which run from its network to its customers' premises. The Company is not dependent on local telephone companies to serve its customers for its on-net Internet access services because of its integrated network architecture. The Company offers its on-net services to customers located in buildings that are physically connected to its network. The Company's on-net service consists of high-speed Internet access and IP connectivity ranging from 100 Megabits per second to 100 Gigabits per second of bandwidth. The Company provides its on-net Internet access services to its corporate and net-centric customers. The Company's corporate customers are located in multi-tenant office buildings and typically include law firms, financial services firms, advertising and marketing firms and other professional services businesses. The Company's net-centric customers include bandwidth-intensive users such as other Internet service providers, telephone companies, cable television companies, web hosting companies, content delivery network companies and commercial content and application service providers. These net-centric customers obtain the Company's services in colocation facilities and in the Company's data centers. The Company operates data centers throughout North America and Europe that allow its customers to collocate their equipment and access the Company's network.

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

Principles of consolidation

        The consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles and include the accounts of the Company and all of its wholly-

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Description of the business and summary of significant accounting policies: (Continued)

owned and majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

        The Company establishes an allowance for doubtful accounts and other sales credit adjustments related to its trade receivables. Trade receivables are recorded at the invoiced amount and can bear interest. Allowances for sales credits are established through a reduction of revenue, while allowances for doubtful accounts are established through a charge to selling, general, and administrative expenses as bad debt expense. The Company assesses the adequacy of these reserves by evaluating factors, such as the length of time individual receivables are past due, historical collection experience, and changes in the credit worthiness of its customers. The Company also assesses the ability of specific customers to meet their financial obligations and establishes specific allowances related to these customers. If circumstances relating to specific customers change or economic conditions change such that the Company's past collection experience and assessment of the economic environment are no longer appropriate, the Company's estimate of the recoverability of its trade receivables could be impacted. Accounts receivable balances are written-off against the allowance for doubtful accounts after all means of internal collection activities have been exhausted and the potential for recovery is considered remote. The Company recognized bad debt expense, net of recoveries, of $3.7 million, $2.8 million and $3.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Description of the business and summary of significant accounting policies: (Continued)

Gross receipts taxes, universal service fund and other surcharges

        Revenue recognition standards include guidance relating to taxes or surcharges assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer and may include, but are not limited to, gross receipts taxes, excise taxes, Universal Service Fund fees and certain state regulatory fees. Such charges may be presented gross or net based upon the Company's accounting policy election. The Company records certain excise taxes and surcharges on a gross basis and includes them in its revenues and costs of network operations. Excise taxes and surcharges billed to customers and recorded on a gross basis (as service revenue and network operations expense) were $10.9 million, $9.1 million, and $3.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

Foreign currency translation adjustment and comprehensive income (loss)

        The consolidated financial statements of the Company's non-US operations are translated into US dollars using the period-end foreign currency exchange rates for assets and liabilities and the average foreign currency exchange rates for revenues and expenses. Gains and losses on translation of the accounts are accumulated and reported as a component of other comprehensive income (loss) in stockholders' equity. The Company's only components of "other comprehensive income (loss)" are currency translation adjustments for all periods presented. The Company considers the majority of its investments in its foreign subsidiaries to be long-term in nature. The Company's foreign exchange transaction gains (losses) are included within interest income and other on the consolidated statements of comprehensive income (loss).

Financial instruments

        The Company considers all highly liquid investments with an original maturity of three months or less at purchase to be cash equivalents. The Company determines the appropriate classification of its investments at the time of purchase and evaluates such designation at each balance sheet date.

        At December 31, 2017 and December 31, 2016, the carrying amount of cash and cash equivalents, accounts receivable, prepaid and other current assets, accounts payable, and accrued expenses approximated fair value because of the short-term nature of these instruments. The Company measures its cash equivalents at amortized cost, which approximates fair value based upon quoted market prices (Level 1). Based upon recent trading prices (Level 2—market approach) at December 31, 2017 the fair

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Description of the business and summary of significant accounting policies: (Continued)

value of the Company's $189.2 million senior unsecured notes was $193.0 million and the fair value of the Company's $375.0 million senior secured notes was $392.8 million.

        The Company was party to letters of credit totaling $0.7 million as of December 31, 2017 and $0.1 million as of December 31, 2016. These letters of credit are secured by investments that are restricted and included in deposits and other assets.

Concentrations of credit risk

        The Company's assets that are exposed to credit risk consist of its cash and cash equivalents, other assets and accounts receivable. As of December 31, 2017 and 2016, the Company's cash equivalents were invested in demand deposit accounts, overnight investments and money market funds. The Company places its cash equivalents in instruments that meet high-quality credit standards as specified in the Company's investment policy guidelines. Accounts receivable are due from customers located in major metropolitan areas in the United States, Europe, Canada, Mexico and Asia. Receivables from the Company's net-centric (wholesale) customers are generally subject to a higher degree of credit risk than the Company's corporate customers.

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

Equity-based compensation

        The Company recognizes compensation expense for its share-based payments granted to its employees based on their grant date fair values with the expense being recognized on a straight-line basis over the requisite service period. The Company begins recording equity-based compensation expense related to performance awards when it is considered probable that the performance conditions will be met and for market based awards compensation cost is recognized if the service condition is satisfied even if the market condition is not satisfied. Equity-based compensation expense is recognized in the statement of operations in a manner consistent with the classification of the employee's salary and other compensation.

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

        The following details the determination of the diluted weighted average shares:

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Weighted average common shares—basic	44,855,263	44,641,805	44,888,723
Dilutive effect of stock options	31,534	31,760	40,196
Dilutive effect of restricted stock	297,406	199,465	230,570

Weighted average common shares—diluted	45,184,203	44,873,030	45,159,489

        The following details unvested shares of restricted common stock as well as the anti-dilutive effects of stock options and restricted stock awards outstanding:

	December 31, 2017	December 31, 2016	December 31, 2015
Unvested shares of restricted common stock	1,112,151	908,761	870,751
Anti-dilutive options for common stock	47,513	90,959	119,872
Anti-dilutive shares of restricted common stock	201	79,450	362,241

Recent Accounting Pronouncements—to be Adopted

        In February 2016, the FASB issued ASU No. 2016-02, Leases ("ASU 2016-02"). ASU 2016-02 will replace most existing lease accounting guidance when it becomes effective. ASU 2016-02 is effective for the Company beginning on January 1, 2019. Early application is permitted. ASU 2016-02 currently must be adopted using the modified retrospective approach for all leases that exist at or commence after the beginning of the earliest comparative period presented (with the option to apply certain practical expedients), which for the Company will be the period beginning January 1, 2017. However, in January 2018 the FASB issued a Proposed Accounting Standards Update which, among other changes, and if approved would allow a company to elect to adopt ASU 2016-02 using a cumulative effect adjustment to the opening balance of its retained earnings on the adoption date. ASU 2016-02 will require the Company to record a right to use asset and a lease liability for most of its leases, including its leases currently treated as operating leases. The Company is evaluating the effect that ASU 2016-02 will have on its consolidated financial statements and related disclosures and the Company will elect to apply certain practical expedients. The Company has not yet determined the effect of ASU 2016-02 on its ongoing financial reporting or quantified the impact to its balance sheet, however it does expect the right to use asset and lease liability recorded will be material. The Company does not expect to early

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Description of the business and summary of significant accounting policies: (Continued)

adopt ASU 2016-02 and anticipates adopting ASU 2016-02 using the cumulative effect method should this method be approved.

        In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, ("ASU 2014-09") which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers, and also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. ASU 2014-09 is effective for the Company on January 1, 2018. Early application is permitted for annual periods beginning after December 15, 2016. ASU 2014-09 permits the use of either the full retrospective or modified retrospective transition method. The Company will adopt ASU 2014-09 using the modified retrospective transition method on January 1, 2018 for those contracts that are not completed as of the date of the initial application. Under the modified retrospective method, the cumulative effect of applying the standard will be recognized at the date of initial application. The Company will not early adopt ASU 2014-09.

        The Company has not fully quantified the effect of adopting ASU 2014-09, however anticipates that the period for which it recognizes revenue for fees billed in connection with its customer installations will change and the Company will be required to capitalize certain contract acquisition costs. Revenues will be recognized over the contract term for installation fees associated with customer contracts with terms that are longer than month-to-month, which may be a shorter period than the average customer life currently used, because the fee does not give rise to a material right as defined by ASU 2014-09. Revenues will be recognized over the estimated average customer life for installation fees associated with month-to-month contracts, because the fee represents a material right. The impact of adopting ASU 2014-09 on the Company's total service revenue is not expected to be material. Additionally, the Company will be required to capitalize certain contract acquisition costs, including commissions paid to its sales team and agents, and to amortize these costs over the period the services are transferred to the customer for commission paid to its sales team and over the remaining contract term for agent commissions. The Company currently expenses these contract acquisition costs as incurred in Selling, General and Administrative Expenses.

        In June 2016, the FASB issued ASU 2016-13, "Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments". This guidance is intended to introduce a revised approach to the recognition and measurement of credit losses, emphasizing an updated model based on expected losses rather than incurred losses. This new standard is effective for annual and interim reporting periods beginning after December 15, 2019 and early adoption is permitted. The Company is currently evaluating the impact that this guidance may have on its financial statements and related disclosures.

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Property and equipment:

        Property and equipment consisted of the following (in thousands):

	December 31,
	2017	2016
Owned assets:
Network equipment	$510,327	$476,786
Leasehold improvements	200,184	182,734
System infrastructure	114,046	102,502
Software	9,701	9,523
Office and other equipment	14,591	13,735
Building	1,334	1,171
Land	113	99

	850,296	786,550
Less—Accumulated depreciation and amortization	(680,114)	(621,162)

	170,182	165,388
Assets under capital leases:
IRUs	383,460	349,920
Less—Accumulated depreciation and amortization	(172,360)	(153,667)

	211,100	196,253

Property and equipment, net	$381,282	$361,641

        Depreciation and amortization expense related to property and equipment and capital leases was $75.9 million, $75.2 million and $70.5 million, for 2017, 2016 and 2015, respectively.

        The Company capitalizes the compensation cost of employees directly involved with its construction activities. In 2017, 2016 and 2015, the Company capitalized compensation costs of $9.7 million, $8.7 million and $8.3 million respectively. These amounts are included in system infrastructure costs.

Exchange agreement

        In 2017, 2016 and 2015 the Company exchanged certain used network equipment and cash consideration for new network equipment. The fair value of the new network equipment received was estimated to be $9.1 million, $15.5 million and $17.9 million resulting in gains of $3.9 million, $7.7 million and $5.3 million respectively. The estimated fair value of the equipment received was based upon the cash consideration price the Company pays for the new network equipment on a standalone basis (Level 3).

Installment payment agreement

        In March 2015, the Company entered into an installment payment agreement ("IPA") with a vendor. Under the IPA the Company may purchase network equipment in exchange for interest free note obligations each with a twenty-four month term. There are no payments under each note obligation for the first six months followed by eighteen equal installment payments for the remaining eighteen month term. As of December 31, 2017 and December 31, 2016, there was $10.7 million and

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Property and equipment: (Continued)

$5.5 million, respectively, of note obligations outstanding under the IPA, secured by the related equipment. The Company recorded the assets purchased and the present value of the note obligation utilizing an imputed interest rate. The resulting discounts totaling $0.4 million and $0.3 million as of December 31, 2017 and December 31, 2016, respectively, under the note obligations are being amortized over the note term using the effective interest rate method.

3. Accrued and other liabilities:

        Accrued and other current liabilities consist of the following (in thousands):

	December 31,
	2017	2016
Operating accruals	$25,278	$24,356
Deferred revenue—current portion	4,758	4,334
Payroll and benefits	5,139	4,170
Taxes—non-income based	2,360	4,037
Interest	10,412	10,252

Total	$47,947	$47,149

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

        The 2022 Notes were sold in private offerings for resale to qualified institutional buyers pursuant to SEC Rule 144A and mature on March 1, 2022. Interest accrues at 5.375% beginning on February 20, 2015 and is paid semi-annually in arrears on March 1 and September 1 of each year. The indenture governing the 2022 Notes provides that the Company and each of the Company's existing domestic subsidiaries and future material domestic subsidiaries guarantee the 2022 Notes, subject to certain exceptions and permitted liens. The 2022 Notes are also secured by a pledge of all of the equity interests in Group's domestic subsidiaries and 65% of the equity interests in Group's first-tier foreign subsidiaries. The 2022 Notes and the subsidiary guarantees will be the Company's and the subsidiary guarantors' senior indebtedness and will rank pari passu in right of payment with all of the Company's

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Long-term debt: (Continued)

and the subsidiary guarantors' existing and future senior indebtedness, effectively senior to Group's senior unsecured indebtedness to the extent of the value of the collateral securing the 2022 Notes and the subsidiary guarantees, including Group's 2021 Notes that were issued on April 9, 2014, described below, and senior to any of the Company's and the subsidiary guarantors' future subordinated indebtedness. The 2022 Notes are structurally subordinated to the liabilities of the non-guarantor subsidiaries and are effectively subordinated to the Company's and the subsidiary guarantors' secured indebtedness to the extent of the value of the collateral securing such indebtedness on a basis senior to the 2022 Notes and the subsidiary guarantees. Holdings is also a guarantor of the 2022 Notes; however Holdings' guarantee is unsecured and thus its guarantee is not secured by any of Holdings assets. Holdings is also not subject to the covenants under the indenture governing the 2022 Notes.

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

        The 2021 Notes were issued pursuant to, and are governed by the Indenture between Cogent Finance and the trustee. The 2021 Notes bear interest at a rate of 5.625% per year and will mature on April 15, 2021. Interest began to accrue on the 2021 Notes on April 9, 2014 and will be paid semi-annually on April 15 and October 15, commencing on October 15, 2014. Following the Escrow Release Date, the 2021 Notes became Group's senior unsecured obligations and are guaranteed on a senior unsecured basis by Holdings. The 2021 Notes are effectively subordinated in right of payment to all of Group's and each guarantor's secured indebtedness and future secured indebtedness, if any, to the extent of the value of the assets securing such indebtedness. The 2021 Notes are equal in right of payment with Group's and each guarantor's unsecured indebtedness that is not subordinated in right of payment to the 2021 Notes. The 2021 Notes rank senior in right of payment to Group's and each guarantor's future subordinated debt, if any; and are structurally subordinated in right of payment to all indebtedness and other liabilities of any of the Group's subsidiaries that are not guarantors, which only consist of immaterial subsidiaries and foreign subsidiaries that do not guarantee other indebtedness of Group.

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

Limitations under the indentures

        The indentures governing the 2022 Notes and 2021 Notes, among other things, limit the Company's ability to incur indebtedness; to pay dividends or make other distributions; to make certain investments and other restricted payments; to create liens; consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; to incur restrictions on the ability of a subsidiary to pay dividends or make other payments; and to enter into certain transactions with its affiliates. Limitations on the ability to incur additional indebtedness (excluding IRU agreements incurred in the normal course of business) include a restriction on incurring additional indebtedness if the Company's consolidated leverage ratio, as defined in the indentures, is greater than 5.0. The indentures prohibit certain payments, such as dividends and stock purchases, when the Company's consolidated leverage ratio, as defined by the indentures, is greater than 4.25. A certain amount of such unrestricted payments is permitted notwithstanding this prohibition. The unrestricted payment amount may be increased by the Company's consolidated cash flow, as defined in the indentures, as long as the Company's consolidated leverage ratio is less than 4.25. The Company's consolidated leverage ratio is currently above 4.25 as of December 31, 2017. As of December 31, 2017, a total of $64.3 million is permitted for investment payments including dividends and stock purchases.

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

Long-term debt maturities

        The aggregate future contractual maturities of long-term debt were as follows as of December 31, 2017 (in thousands):

For the year ending December 31,
2018	$8,153
2019	2,595
2020	—
2021	189,225
2022	375,000
Thereafter	—

Total	$574,973

5. Income taxes:

        On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the "Act"). The Act amends the Internal Revenue Code and reduces the corporate tax rate from a maximum of 35% to a flat 21% rate. The rate reduction is effective on January 1, 2018. The Company's net deferred tax assets represent a decrease in corporate taxes expected to be paid in the future. Under generally accepted accounting principles deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company's net deferred tax asset was determined based on the current enacted federal tax rate of 35% prior to the passage of the Act. As a result of the reduction in the corporate income tax rate from 35% to 21% and other provisions under the Act, the Company has made reasonable estimates of the effects of the Act and revalued its net deferred tax asset on a provisional basis at December 31, 2017 resulting in a reduction in the value of its net deferred tax asset of approximately $9.0 million and recorded at transition tax of $2.3 million related to its foreign operations for a total of $11.3 million, which was recorded as additional noncash income tax expense in the three months and year ended December 31, 2017. Although the tax rate reduction is known, the Company has not collected all of the necessary data to complete its analysis of

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Income taxes: (Continued)

the effect of the Tax Act on the underlying deferred taxes and as such, the amounts recorded as of December 31, 2017 are provisional. The actual impact on the Company's net deferred tax asset may vary from this amount from certain changes in interpretations of the Act, additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, additional data collected and assumptions that the Company has made. Those adjustments may materially impact our provision for income taxes and effective tax rate in the period in which the adjustments are made. The accounting for the tax effects of the Tax Act will be completed in 2018.

        The components of income (loss) before income taxes consist of the following (in thousands):

	Years Ended December 31,
	2017	2016	2015
Domestic	$52,250	$41,759	$21,972
Foreign	(21,132)	(17,499)	(9,260)

Total income before income taxes	$31,118	$24,260	$12,712

        The income tax expense is comprised of the following (in thousands):

	Years Ended December 31,
	2017	2016	2015
Current:
Federal	$—	$135	$(9)
State	(353)	(188)	4
Foreign	(209)	(202)	(96)
Deferred:
Federal	(24,150)	(8,175)	(5,867)
State	(430)	(1,047)	(1,959)
Foreign	(100)	146	111

Total income tax expense	$(25,242)	$(9,331)	$(7,816)

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Income taxes: (Continued)

        Our consolidated temporary differences comprising our net deferred tax assets are as follows (in thousands):

	December 31,
	2017	2016
Deferred Tax Assets:
Net operating loss carry-forwards	$271,219	$273,509
Tax credits	2,771	2,237
Equity-based compensation	2,327	2,279

Total gross deferred tax assets	276,317	278,025

Deferred Tax Liabilities:
Depreciation and amortization	22,777	29,984
Accrued liabilities and other	106,251	95,606

Total gross deferred tax liabilities	129,028	125,590

Net deferred tax assets before valuation allowance	147,289	152,435
Valuation allowance	(129,673)	(110,194)

Net deferred tax assets	$17,616	$42,241

        At each balance sheet date, the Company assesses the likelihood that it will be able to realize its deferred tax assets. The Company considers all available positive and negative evidence in assessing the need for a valuation allowance. The Company maintains a full valuation allowance against certain of its deferred tax assets consisting primarily of net operating loss carryforwards related to its foreign operations in Canada, Europe and Asia and net operating losses in the United States that are limited for use under Section 382 of the Internal Revenue Code.

        As of December 31, 2017, the Company has combined net operating loss carry-forwards of $1.0 billion. This amount includes federal net operating loss carry-forwards in the United States of $150.9 million, net operating loss carry-forwards related to its European, Mexican, Asian and Canadian operations of $868.6 million, $5.3 million, $2.1 million and $1.0 million, respectively. Section 382 of the Internal Revenue Code in the United States limits the utilization of net operating losses when ownership changes, as defined by that section, occur. The Company has performed an analysis of its Section 382 ownership changes and has determined that the utilization of certain of its net operating loss carryforwards in the United States is limited based on the annual Section 382 limitation and remaining carryforward period. Of the $150.9 million of net operating losses available at December 31, 2017 in the United States $60.1 million are limited for use under Section 382. Net operating loss carryforwards outside of the United States totaling $877.0 million are not subject to limitations similar to Section 382. The net operating loss carryforwards in the United States will expire, if unused, between 2025 and 2037. The net operating loss carry-forwards related to the Company's Mexican, Asian and Canadian operations will expire if unused, between 2019 and 2027. The net operating loss carry-forwards related to the Company's European operations include $722.9 million that do not expire and $145.7 million that expire between 2018 and 2032.

        Other than the $2.3 million transition tax recorded in the year ended December 31, 2017 as a result of its foreign earnings the Company has not provided for United States deferred income taxes or

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Income taxes: (Continued)

foreign withholding taxes on its undistributed earnings for certain non-US subsidiaries earnings or cumulative translation adjustments because these earnings and adjustments are intended to be permanently reinvested in operations outside the United States. It is not practical to determine the amount of the unrecognized deferred tax liability on such undistributed earnings or cumulative translation adjustments.

        In the normal course of business the Company takes positions on its tax returns that may be challenged by taxing authorities. The Company evaluates all uncertain tax positions to assess whether the position will more likely than not be sustained upon examination. If the Company determines that the tax position is not more likely than not to be sustained, the Company records a liability for the amount of the benefit that is not more likely than not to be realized when the tax position is settled. The Company does not expect that its liability for uncertain tax positions will increase during the twelve months ended December 31, 2018, however, actual changes in the liability for uncertain tax positions could be different than currently expected. If recognized, changes in the Company's total unrecognized tax benefits would impact the Company's effective income tax rate. The roll-forward of the liability for uncertain tax positions is below and excludes interest and penalties.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Beginning balance of unrecognized tax benefits	$—	$776	$866
Decrease attributable to settlements with taxing authorities	—	(776)	—
Decrease attributable to lapses of statutes of limitation	—	—	(90)

Ending balance of unrecognized tax benefits	$—	$—	$776

        The Company or one of its subsidiaries files income tax returns in the US federal jurisdiction and various state and foreign jurisdictions. The Company is subject to US federal tax and state tax examinations for years 2004 to 2017. The Company is subject to tax examinations in its foreign jurisdictions generally for years 2005 to 2017.

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Income taxes: (Continued)

        The following is a reconciliation of the Federal statutory income taxes to the amounts reported in the financial statements (in thousands).

	Years Ended December 31,
	2017	2016	2015
Federal income tax expense at statutory rates	$(10,892)	$(8,492)	$(4,450)
Effect of:
State income taxes, net of federal benefit	(2,244)	(1,080)	(1,710)
Impact of foreign operations	74	138	(179)
Non-deductible expenses	(1,350)	(590)	(1,253)
Changes in tax reserves	—	175	128
Federal tax rate change	(9,046)	—	—
Transition tax on foreign earnings	(2,296)	—	—
Other	239	98	(16)
Changes in valuation allowance	273	420	(336)

Income tax expense	$(25,242)	$(9,331)	$(7,816)

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

For the year ending December 31,
2018	$23,969
2019	22,953
2020	22,954
2021	22,491
2022	21,228
Thereafter	222,080

Total minimum lease obligations	335,675
Less—amounts representing interest	(178,171)

Present value of minimum lease obligations	157,504
Current maturities	(7,171)

Capital lease obligations, net of current maturities	$150,333

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Commitments and contingencies: (Continued)

Gains on capital lease terminations

        In March 2015 the Company elected to terminate certain IRU capital lease obligations in Spain. The Company obtained alternative fiber to serve its customers in Spain. Under its estimate of the termination provisions of the related contracts the Company has recorded an estimated termination liability of $9.0 million included in accrued and other current liabilities. The difference between the remaining carrying amount of the related IRU capital lease liabilities ($29.9 million), the remaining net book value of the IRU assets ($10.0 million) and the termination liability and amounts due through the termination date was recorded as a gain on capital lease terminations of $10.1 million in 2015.

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

Current and potential litigation

        In accordance with the accounting guidance for contingencies, the Company accrues its estimate of a contingent liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Where it is probable that a liability has been incurred and there is a range of expected loss for which no amount in the range is more likely than any other amount, the Company accrues at the low end of the range. The Company reviews its accruals at least quarterly and adjusts them to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular matter. The Company has taken certain positions related to its obligations for leased circuits for which it is reasonably possible could result in a loss of up to $2.6 million in excess of the amount accrued at December 31, 2017.

        In December 2011, certain former sales employees of the Company filed a collective action against the Company in the United States District Court, Southern District of Texas, Houston Division alleging misclassification of the Company's sales employees throughout the United States in violation of the Fair Labor Standards Act. The lawsuit sought to recover pay for allegedly unpaid overtime and other damages, including attorney's fees. In March 2014, the judge de-certified the collective action. Each of the former employees that opted-in to the collective action retained the right to file an individual action. Approximately 70 former employees did so. The Company has settled a number of the cases that were filed and made the required settlement payments the final of which was settled for $3.1 million and paid in October 2017.

        The Company is engaged in an arbitration proceeding in Spain in which a former provider of optical fiber to the Company is seeking approximately $9 million for the Company's early termination of the optical fiber leases, which amount the Company has accrued in 2015. The Company has counterclaimed for damages and is contesting its obligation to pay the termination liability in an arbitration proceeding in Spain. The arbitration is being conducted by the Civil and Commercial Arbitration Court (CIMA) in Madrid, Spain.

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

Operating leases

        The Company leases office space, network equipment sites, and data center facilities under operating leases. In certain cases the Company enters into operating lease commitments for fiber. Future minimum annual payments under these arrangements are as follows (in thousands):

For the year ending December 31,
2018	$37,276
2019	27,347
2020	22,170
2021	17,717
2022	11,875
Thereafter	35,538

$151,923

        Expenses related to these arrangements were $38.2 million in 2017, $34.6 million in 2016 and $38.2 million in 2015.

Unconditional purchase obligations

        Unconditional purchase obligations for equipment and services totaled $5.0 million at December 31, 2017. As of December 31, 2017, the Company had also committed to additional dark fiber IRU capital and operating lease agreements totaling $14.8 million in future payments to be paid over periods of up to 20 years. These obligations begin when the related fiber is accepted, which is generally expected to occur in 2018. Future minimum payments under these obligations are $8.4 million, $0.3 million, $0.4 million, $0.4 million and $0.4 million for the years ending December 31, 2018 to December 31, 2022, respectively, and $9.9 million, thereafter.

Defined contribution plan

        The Company sponsors a 401(k) defined contribution plan that provides for a Company matching payment. The Company matching payments were $0.7 million for 2017, $0.6 million for 2016 and $0.6 million for 2015 and were paid in cash.

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

Common stock buybacks

        The Company's Board of Directors has approved $50.0 million for purchases of the Company's common stock under a buyback program (the "Buyback Program"). At December 31, 2017, there was $41.5 million remaining for purchases under the Buyback Program. During 2017, 2016 and 2015, the Company purchased approximately 0.1 million, 0.1 million and 1.2 million shares of its common stock for $1.8 million, $4.5 million and $39.4 million, respectively. These common shares were subsequently retired.

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

8. Stock option and award plan:

Incentive award plan

        The Company grants restricted stock and options for common stock under its award plan, as amended (the "Award Plan"). In May 2017, the Company's shareholders approved a 1.2 million share increase to the authorized shares under the Award Plan. Stock options granted under the Award Plan generally vest over a four-year period and have a term of ten years. Grants of shares of restricted stock granted under the Award Plan generally vest over periods ranging from three to four years. Compensation expense for all awards is recognized over the service period. Awards with graded vesting terms that are subject only to service conditions are recognized on a straight-line basis. Certain option and share grants provide for accelerated vesting if there is a change in control, as defined. For grants of restricted stock, when an employee terminates prior to full vesting the employee retains their vested shares and the employees' unvested shares are returned to the plan. For grants of options for common stock, when an employee terminates prior to full vesting, the employee may elect to exercise their vested options for a period of ninety days and any unvested options are returned to the plan. Shares issued to satisfy awards are provided from the Company's authorized shares. In May 2016 the Company granted 73,450 restricted shares under the Award Plan with a grant date fair value of $2.9 million that are subject to certain performance conditions and cliff vesting based upon certain of the Company's

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Stock option and award plan: (Continued)

operating metrics and will be recognized as equity-based compensation expense on a straight line basis over the service period. In the second quarter of 2017 the Company granted a total of 470,404 shares under the Award Plan to certain of its employees and directors with a grant date fair value of $19.0 million. The grant date fair value will be recognized as equity-based compensation expense on a straight line basis over the respective service periods. The vesting of certain of these shares (24,050) granted to the Company's executives is subject to performance conditions and the vesting of 105,000 shares granted to the Company's CEO are subject to the total shareholder return of the Company's common stock compared to the total shareholder return of the Nasdaq Telecommunications Index.

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

        The weighted-average per share grant date fair value of options was $7.06 in 2017, $6.23 in 2016 and $6.29 in 2015. The following assumptions were used for determining the fair value of options granted in the three years ended December 31, 2017:

	Years Ended December 31,
Black-Scholes Assumptions	2017	2016	2015
Dividend yield	4.1%	3.7%	3.8%
Expected volatility	27.1%	30.8%	32.5%
Risk-free interest rate	2.0%	1.4%	1.5%
Expected life of the option term (in years)	4.5	4.6	4.6

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Stock option and award plan: (Continued)

        Stock option activity under the Company's Award Plan during the year ended December 31, 2017, was as follows:

	Number of Options	Weighted-Average Exercise Price
Outstanding at December 31, 2016	183,322	$32.35
Granted	81,236	$43.93
Cancelled and expired	(35,340)	$38.72
Exercised—intrinsic value $0.5 million; cash received $1.2 million	(39,289)	$31.12

Outstanding at December 31, 2017—$1.8 million intrinsic value and 7.5 years weighted-average remaining contractual term	189,929	$36.37

Exercisable at December 31, 2017—$1.4 million intrinsic value and 6.4 years weighted-average remaining contractual term	109,084	$32.85

Expected to vest—$1.7 million intrinsic value and 7.3 years weighted-average remaining contractual term	168,762	$35.63

        A summary of the Company's non-vested restricted stock awards as of December 31, 2017 and the changes during the year ended December 31, 2017 are as follows:

Non-vested awards	Shares	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2016	908,761	$35.94
Granted	499,654	$40.52
Vested	(286,083)	$35.35
Forfeited	(10,181)	$39.88

Non-vested at December 31, 2017	1,112,151	$38.11

        The weighted average per share grant date fair value of restricted stock granted was $40.52 in 2017 (0.5 million shares) $38.87 in 2016 (0.4 million shares) and $33.19 in 2015 (0.1 million shares). The fair value was determined using the quoted market price of the Company's common stock on the date of grant. The fair value of shares of restricted stock vested in 2017, 2016 and 2015 was $12.6 million $12.0 million and $14.3 million, respectively.

        Equity-based compensation expense related to stock options and restricted stock was $13.3 million, $10.7 million, and $11.5 million for 2017, 2016, and 2015, respectively. The income tax benefit related to stock options and restricted stock was $2.5 million, $2.8 million, and $1.8 million for 2017, 2016, and 2015, respectively. The Company capitalized compensation expense related to stock options and restricted stock for 2017, 2016, and 2015 of $1.2 million, $1.2 million and $1.0 million, respectively. As of December 31, 2017, there was $26.4 million of total unrecognized compensation cost related to non-vested equity-based compensation awards. That cost is expected to be recognized over a weighted average period of 2.1 years.

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Related party transactions:

Office lease

        The Company's headquarters was located in an office building owned by Niobium LLC (a successor to 6715 Kenilworth Avenue Partnership). The two owners of Niobium LLC are the Company's Chief Executive Officer, David Schaeffer, who has a 51% interest in Niobium LLC and his wife who has a 49% interest. The lease was scheduled to end on August 31, 2016 and was cancellable by the Company upon 60 days' notice. The Company terminated the lease effective as of May 10, 2015. In April 2015, the Company entered into a new lease agreement for its headquarters building with Sodium LLC whose two owners are the Company's Chief Executive Officer, who has a 51% interest in Sodium LLC and his wife who has a 49% interest. The Company moved into the new headquarters building in May 2015. The fixed annual rent for the new headquarters building is $1.0 million per year plus an allocation of taxes and utilities. The lease term is for five years and is cancellable by the Company upon 60 days' notice. The Company's audit committee reviews and approves all transactions with related parties. The Company paid $1.6 million in 2017, $1.7 million in 2016 and $1.2 million in 2015, respectively for rent and related costs (including taxes and utilities) to these lessors for these leases, respectively.

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

	Years Ended December 31,
	2017	2016	2015
Service Revenue
North America	$402,194	$372,810	$332,814
Europe	82,981	74,090	71,420

Total	$485,175	$446,900	$404,234

	December 31, 2017	December 31, 2016	December 31, 2015
Long lived assets, net
North America	$282,112	$285,651	$285,187
Europe	99,194	76,014	$74,976

Total	$381,306	$361,665	$360,163

        The majority of North American revenue consists of services delivered within the United States.

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Quarterly financial information (unaudited):

	Three months ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017(a)
	(in thousands, except share and per share amounts)
Service revenue	$117,203	$119,777	$122,969	$125,226
Network operations, including equity-based compensation expense	50,662	51,115	53,584	53,918
Gains on equipment transactions	2,124	1,023	397	319
Operating income	18,666	19,000	17,720	20,534
Net income (loss)	4,136	4,317	3,650	(6,227)
Net income (loss) per common share—basic and diluted	0.09	0.10	0.08	(0.14)
Weighted-average number of common shares—basic	44,649,645	44,717,372	44,767,163	44,844,469
Weighted-average number of common shares—diluted	44,917,014	44,988,655	45,118,607	44,844,469

(a)
See Note 5 for the impact of the increase in income tax expense during the three months ended December 31, 2017.

	Three months ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
	(in thousands, except share and per share amounts)
Service revenue	$108,291	$109,955	$113,057	$115,596
Network operations, including equity-based compensation expense	47,277	47,872	48,827	50,089
Gains on equipment transactions	1,946	4,439	687	667
Operating income	15,675	17,511	16,063	14,795
Net income	3,354	4,224	3,459	3,892
Net income per common share—basic and diluted	0.08	0.09	0.08	0.09
Weighted-average number of common shares—basic	44,402,640	44,491,899	44,574,583	44,577,826
Weighted-average number of common shares—diluted	44,571,937	44,757,494	44,816,860	44,803,782

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Subsequent Events:

Dividend

        On February 21, 2018, the Company's Board of Directors approved the payment of its quarterly dividend of $0.50 per common share. The dividend for the first quarter of 2018 will be paid to holders of record on March 9, 2018. This estimated $22.4 million dividend payment is expected to be made on March 26, 2018.

Share Grant

        In February 2018 the Company granted approximately 0.3 million shares under the Award Plan to certain of its employees and directors with a grant date fair value of approximately $14.1 million. The grant date fair value will be recognized as equity-based compensation expense on a straight line basis over the respective service periods. The vesting of certain of these shares (24,050) granted to the Company's executives is subject to performance conditions and the vesting of 105,000 shares granted to the Company's CEO are subject to the total shareholder return of the Company's common stock compared to the total shareholder return of the Nasdaq Telecommunications Index.

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

        As required by Rule 13a-15(d) of the Exchange Act, we have assessed our internal control system in relation to criteria for effective internal control over financial reporting described in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission (2013 Framework). Based upon these criteria, we believe that, as of December 31, 2017, our system of internal control over financial reporting was effective.

        The independent registered public accounting firm, Ernst & Young LLP, has audited our 2017 financial statements. Ernst & Young LLP was given unrestricted access to all financial records and related data, including minutes of all meetings of stockholders, the Board of Directors and committees of the Board. Ernst & Young LLP has issued an unqualified report on our 2017 financial statements as a result of the audit and also has issued an unqualified report on our internal control over financial reporting which is attached hereto.

Cogent Communications Holdings, Inc.
February 23, 2018
By:	/s/ DAVID SCHAEFFER David Schaeffer Chief Executive Officer
By:	/s/ THADDEUS WEED Thaddeus Weed Chief Financial Officer

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Cogent Communications Holdings, Inc.

Opinion on Internal Control over Financial Reporting

        We have audited Cogent Communication Holdings, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Cogent Communication Holdings, Inc. and subsidiaries (the "Company") maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Cogent Communications Holdings, Inc. and subsidiaries as of December 31, 2017 and 2016, the related consolidated statements of comprehensive income (loss), changes in stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a)2 (collectively referred to as the "consolidated financial statements") and our report dated February 23, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

        The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

        We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ Ernst & Young LLP
Tysons, VA February 23, 2018

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this Item 10 is incorporated in this report by reference to the information set forth under the captions entitled "Election of Directors," "The Board of Directors and Committees," and "Section 16(a) Beneficial Ownership Reporting Compliance" in our 2018 Proxy Statement for the 2018 Annual Meeting of Stockholders, which is expected to be filed with the Commission within 120 days after the close of our fiscal year.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this Item 11 is incorporated in this report by reference to the information set forth under the captions entitled "The Board of Directors and Committees," "Executive Compensation", "Employment Agreements and Other Potential Post-Employment Payments", "Compensation Committee Report on Executive Compensation," and "Compensation Committee Interlocks and Insider Participation" in our 2018 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this Item 12 is incorporated in this report by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" and "Securities Authorized for Issuance Under Equity Compensation Plans" in our 2018 Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

        The information required by this Item 13 is incorporated in this report by reference to the information set forth under the caption "Certain Relationships and Related Transactions" and "The Board of Directors and Committees" in our 2018 Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this Item 14 is incorporated in this report by reference to the information set forth under the caption "Relationship With Independent Registered Public Accountants" in our 2018 Proxy Statement.

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
4.5	Form of 5.375% Senior Secured Notes due 2022 (previously filed as Exhibit A to the Exhibit 4.1 to our Current Report on Form 8-K, filed on February 20, 2015).

4.6	First Supplemental Indenture related to the 5.375% Senior Secured Notes due 2022, dated as of December 2, 2016, among Cogent Communications Group, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee and collateral agent (previously filed as Exhibit 4.1 to our Current Report on Form 8-K, filed on December 2, 2016).
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

10.13	Assignment and Assumption Agreement, dated as of May 15, 2014, by and between Cogent Communications Group, Inc. and Cogent Communications Holdings, Inc. assuming the obligations of the 2004 Incentive Award Plan (previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on May 15, 2014, and incorporated herein by reference).
10.14
Amendment No. 6 to Employment Agreement of Dave Schaeffer, dated August 6, 2014 (previously filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q, filed on August 7, 2014, and incorporated herein by reference).
10.15
Restricted Stock Award to Mr. Schaeffer dated August 6, 2014—monthly vest (previously filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q, filed on August 7, 2014, and incorporated herein by reference).
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
10.20	Restricted Stock Award to James Bubeck dated September 28, 2015 (previously filed Exhibit 10.1 to our Current Report on Form 8-K, filed on October 1, 2015, and incorporated herein by reference).
10.21	Restricted Stock Award to James Bubeck dated December 1, 2014 (previously filed Exhibit 10.2 to our Current Report on Form 8-K, filed on October 1, 2015, and incorporated herein by reference).
10.22
Restricted Stock Award, dated as of May 4, 2016, between the Company and David Schaeffer (previously filed Exhibit 10.1 to our Current Report on Form 8-K, filed on May 5, 2016, and incorporated herein by reference).
10.23
Form of Restricted Stock Award, dated as of May 4, 2016, between the Company and the Vice President named executive officers (previously filed Exhibit 10.2 to our Current Report on Form 8-K, filed on May 5, 2016, and incorporated herein by reference).
10.24
Lease Agreement, dated April 16, 2015, between Sodium LLC and Cogent Communications, Inc. (previously filed Exhibit 10.1 to our Current Report on Form 8-K, filed on April 17, 2015, and incorporated herein by reference).
10.25
Restricted Stock Award, dated as of May 3, 2017, between the Company and David Schaeffer (previously filed Exhibit 10.1 to our Current Report on Form 8-K, filed on May 3, 2017, and incorporated herein by reference).
10.26
Form of Restricted Stock Award, dated as of May 3, 2017, between the Company and the Vice President named executive officers (previously filed Exhibit 10.2 to our Current Report on Form 8-K, filed on May 3, 2017, and incorporated herein by reference).

10.27	Amendment No. 7 to Employment Agreement of David Schaeffer, dated November 17, 2017 (previously filed Exhibit 10.1 to our Current Report on Form 8-K, filed on November 20, 2017, and incorporated herein by reference).
10.28	Cogent Communications Holdings, Inc. 2017 Incentive Award Plan (incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed March 17, 2017).
21.1	Subsidiaries (filed herewith)
23.1	Consent of Ernst & Young LLP (filed herewith)
31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer (furnished herewith)
32.2	Certification of Chief Financial Officer (furnished herewith)
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

Schedule II

COGENT COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	(Deductions)	Balance at End of Period
Allowance for doubtful service accounts receivable (deducted from accounts receivable)(a)
Year ended December 31, 2015	$1,707	$4,746	$(4,696)	$1,757
Year ended December 31, 2016	$1,757	$3,840	$(3,863)	$1,734
Year ended December 31, 2017	$1,734	$4,835	$(5,070)	$1,499
Deferred tax valuation allowance
Year ended December 31, 2015	$245,104	$1,058	$(132,770)	$113,392
Year ended December 31, 2016	$113,392	$3,102	$(6,300)	$110,194
Year ended December 31, 2017	$110,194	$20,102	$(623)	$129,673

(a)
Bad debt expense, net of recoveries, was approximately $3.7 million for the year ended December 31, 2017, $2.8 million for the year ended December 31, 2016 and $3.3 million for the year ended December 31, 2015.

ITEM 16.    FORM 10-K SUMMARY

  None

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COGENT COMMUNICATIONS HOLDINGS, INC.
Dated: February 23, 2018	By:	/s/ DAVID SCHAEFFER
		Name:	David Schaeffer
		Title:	Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID SCHAEFFER David Schaeffer	Chairman and Chief Executive Officer (Principal Executive Officer)	February 23, 2018
/s/ THADDEUS G. WEED Thaddeus G. Weed	Chief Financial Officer (Principal Financial and Accounting Officer)	February 23, 2018
/s/ TIMOTHY WEINGARTEN Timothy Weingarten	Director	February 23, 2018
/s/ STEVEN BROOKS Steven Brooks	Director	February 23, 2018
/s/ RICHARD T. LIEBHABER Richard T. Liebhaber	Director	February 23, 2018
/s/ DAVID BLAKE BATH David Blake Bath	Director	February 23, 2018
/s/ MARC MONTAGNER Marc Montagner	Director	February 23, 2018