Form 10-Q
period 2018-03-31
COGENT COMMUNICATIONS HOLDINGS, INC.
filed 2018-05-03
CIK 1158324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Common Stock, $.001 par value 46,291,890 Shares Outstanding as of April 30, 2018

INDEX

PART I FINANCIAL INFORMATION
Item 1.	Financial Statements	3
	Condensed Consolidated Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets of Cogent Communications Holdings, Inc., and Subsidiaries as of March 31, 2018 (Unaudited) and December 31, 2017	3
	Condensed Consolidated Statements of Comprehensive Income of Cogent Communications Holdings, Inc., and Subsidiaries for the Three Months Ended March 31, 2018 and March 31, 2017 (Unaudited)	4
	Condensed Consolidated Statements of Cash Flows of Cogent Communications Holdings, Inc., and Subsidiaries for the Three Months Ended March 31, 2018 and March 31, 2017 (Unaudited)	5
	Notes to Interim Condensed Consolidated Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17
Item 4.	Controls and Procedures	17

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	18
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 6.	Exhibits	18
SIGNATURES		18
CERTIFICATIONS

PART I FINANCIAL INFORMATION

ITEM 1.                 FINANCIAL STATEMENTS

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2018 AND DECEMBER 31, 2017

(IN THOUSANDS, EXCEPT SHARE DATA)

	March 31, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$236,026	$247,011
Accounts receivable, net of allowance for doubtful accounts of $1,110 and $1,499, respectively	38,015	39,096
Prepaid expenses and other current assets	33,508	20,011
Total current assets	307,549	306,118
Property and equipment, net	385,770	381,282
Deferred tax assets	11,241	17,616
Deposits and other assets - $756 and $736 restricted, respectively	11,893	5,572
Total assets	$716,453	$710,588

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12,964	$11,592
Accrued and other current liabilities	46,198	47,947
Installment payment agreement, current portion, net of discount of $355 and $337, respectively	8,309	7,816
Current maturities, capital lease obligations	7,003	7,171
Total current liabilities	74,474	74,526
Senior secured 2022 notes, net of unamortized debt costs of $1,769 and $1,870, respectively and including premium of $360 and $382, respectively	373,591	373,512
Senior unsecured 2021 notes, net of unamortized debt costs of $1,917 and $2,060, respectively	187,308	187,165
Capital lease obligations, net of current maturities	150,939	150,333
Other long term liabilities	27,196	27,596
Total liabilities	813,508	813,132
Commitments and contingencies:
Stockholders’ equity:
Common stock, $0.001 par value; 75,000,000 shares authorized; 46,283,140 and 45,960,799 shares issued and outstanding, respectively	46	46
Additional paid-in capital	461,154	456,696
Accumulated other comprehensive income — foreign currency translation	(1,989)	(4,600)
Accumulated deficit	(556,266)	(554,686)
Total stockholders’ deficit	(97,055)	(102,544)
Total liabilities and stockholders’ deficit	$716,453	$710,588

The accompanying notes are an integral part of these condensed consolidated balance sheets.

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND MARCH 31, 2017

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
	(Unaudited)	(Unaudited)
Service revenue	$128,706	$117,203
Operating expenses:
Network operations (including $189 and $111 of equity-based compensation expense, respectively, exclusive of depreciation and amortization shown separately below)	54,875	50,662
Selling, general, and administrative (including $3,595 and $2,536 of equity-based compensation expense, respectively)	33,523	31,461
Depreciation and amortization	19,788	18,538
Total operating expenses	108,186	100,661
Gains on equipment transactions	117	2,124
Operating income	20,637	18,666
Interest income and other, net	1,694	854
Interest expense	(12,408)	(11,891)
Income before income taxes	9,923	7,629
Income tax provision	(3,139)	(3,493)
Net income	$6,784	$4,136

Comprehensive income:
Net income	$6,784	$4,136
Foreign currency translation adjustment	2,611	1,328
Comprehensive income	$9,395	$5,464

Net income per common share:
Basic and diluted net income per common share	$0.15	$0.09

Dividends declared per common share	$0.50	$0.42

Weighted-average common shares - basic	44,923,973	44,649,645

Weighted-average common shares - diluted	45,294,697	44,917,014

The accompanying notes are an integral part of these condensed consolidated statements.

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND MARCH 31, 2017

(IN THOUSANDS)

	Three months Ended March 31, 2018	Three months Ended March 31, 2017
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$6,784	$4,136
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,788	18,538
Amortization of debt discount and premium	370	280
Equity-based compensation expense (net of amounts capitalized)	3,784	2,647
Gains — equipment transactions and other, net	(484)	(2,172)
Deferred income taxes	2,623	3,229
Changes in operating assets and liabilities:
Accounts receivable	1,355	43
Prepaid expenses and other current assets	(1,213)	(1,067)
Accounts payable, accrued liabilities and other long-term liabilities	(2,005)	(1,660)
Deposits and other assets	(823)	(460)
Net cash provided by operating activities	30,179	23,514
Cash flows from investing activities:
Purchases of property and equipment	(14,905)	(12,249)
Net cash used in investing activities	(14,905)	(12,249)
Cash flows from financing activities:
Dividends paid	(22,819)	(18,999)
Proceeds from exercises of stock options	297	300
Principal payments on installment payment agreement	(1,965)	(218)
Principal payments of capital lease obligations	(2,304)	(3,854)
Net cash used in financing activities	(26,791)	(22,771)
Effect of exchange rates changes on cash	532	383
Net decrease in cash and cash equivalents	(10,985)	(11,123)
Cash and cash equivalents, beginning of period	247,011	274,319
Cash and cash equivalents, end of period	$236,026	$263,196
Supplemental disclosure of non-cash financing activities:
Non-cash component of network equipment obtained in exchange transactions	$117	$2,124
PP&E obtained for installment payment agreement	$2,566	$3,307
Capital lease obligations incurred	$3,616	$5,957

The accompanying notes are an integral part of these condensed consolidated statements.

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Description of the business and recent developments:

Reorganization and merger

On May 15, 2014, pursuant to the Agreement and Plan of Reorganization (the “Merger Agreement”) by and among Cogent Communications Group, Inc. (“Group”), a Delaware corporation, Cogent Communications Holdings, Inc., a Delaware corporation (“Holdings”) and Cogent Communications Merger Sub, Inc., a Delaware corporation, Group adopted a new holding company organizational structure whereby Group is now a wholly owned subsidiary of Holdings.  Holdings is a “successor issuer” to Group pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

References to the “Company” for events that occurred prior to May 15, 2014 refer to Cogent Communications Group, Inc. and its subsidiaries and on and after May 15, 2014 the “Company” refers to Cogent Communications Holdings, Inc. and its subsidiaries.

Description of business

The Company is a Delaware corporation and is headquartered in Washington, DC. The Company is a facilities-based provider of low-cost, high-speed Internet access services, private network services and data center colocation space. The Company’s network is specifically designed and optimized to transmit packet routed data. The Company delivers its services primarily to small and medium-sized businesses, communications service providers and other bandwidth-intensive organizations in North America, Europe and Asia.

The Company offers on-net Internet access and private network services exclusively through its own facilities, which run from its network to its customers’ premises. The Company is not dependent on local telephone companies or cable TV companies to serve its customers for its on-net Internet access services because of its integrated network architecture. The Company offers its on-net services to customers located in buildings that are physically connected to its network. The Company’s on-net service consists of high-speed Internet access and private network services offered at speeds ranging from 100 Megabits per second to 100 Gigabits per second of bandwidth. The Company provides its on-net Internet access services and private network services to its corporate and net-centric customers. The Company’s corporate customers are located in multi-tenant office buildings and typically include law firms, financial services firms, advertising and marketing firms and other professional services businesses. The Company’s net-centric customers include bandwidth-intensive users such as other Internet service providers, telephone companies, cable television companies, web hosting companies, content delivery network companies and commercial content and application service providers. These net-centric customers obtain the Company’s services in colocation facilities and in the Company’s data centers. The Company operates data centers throughout North America and Europe that allow its customers to collocate their equipment and access the Company’s network.

In addition to providing its on-net services, the Company provides Internet connectivity and private network services to customers that are not located in buildings directly connected to its network. The Company provides this off-net service primarily to corporate customers using other carriers’ facilities to provide the “last mile” portion of the link from the customers’ premises to the Company’s network. The Company also provides certain non-core services that resulted from acquisitions. The Company continues to support but does not actively sell these non-core services.  Beginning in the second quarter of 2018 the Company will begin to offer and sell its software-defined wide area network (“SDWAN”) service.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited condensed consolidated financial statements reflect all normal recurring adjustments that the Company considers necessary for the fair presentation of its results of operations and cash flows for the interim periods covered, and of the financial position of the Company at the date of the interim condensed consolidated balance sheet. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. While the Company believes that the disclosures are adequate to not make the information misleading, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in its annual report on Form 10-K for the year ended December 31, 2017.

The accompanying unaudited condensed consolidated financial statements include all wholly-owned subsidiaries. All inter-company accounts and activity have been eliminated.

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

Financial instruments

At March 31, 2018, the carrying amount of cash and cash equivalents, accounts receivable, prepaid and other current assets, accounts payable and accrued expenses approximated fair value because of the short-term nature of these instruments. The Company measures its cash equivalents at amortized cost, which approximates fair value based upon quoted market prices (Level 1). Based upon recent trading prices (Level 2 — market approach) at March 31, 2018 the fair value of the Company’s $189.2 million senior unsecured notes was $191.6 million and the fair value of the Company’s $375.0 million senior secured notes was $383.4 million.

The Company was party to letters of credit totaling $0.7 million as of March 31, 2018. These letters of credit are secured by investments that are restricted and included in other assets.

Gross receipts taxes, universal service fund and other surcharges

Revenue recognition standards include guidance relating to taxes or surcharges assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer and may include, but are not limited to, gross receipts taxes, excise taxes, Universal Service Fund fees and certain state regulatory fees. Such charges may be presented gross or net based upon the Company’s accounting policy election. The Company records certain excise taxes and surcharges on a gross basis and includes them in its revenues and costs of network operations. Excise taxes and surcharges billed to customers and recorded on a gross basis (as service revenue and network operations expense) were $3.2 million and $2.6 million for the three months ended March 31, 2018 and March 31, 2017, respectively.

Basic and diluted net income per common share

Basic earnings per share (“EPS”) excludes dilution for common stock equivalents and is computed by dividing net income or (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock outstanding during each period, adjusted for the effect of dilutive common stock equivalents.  Shares of restricted stock are included in the computation of basic EPS as they vest and are included in diluted EPS, to the extent they are dilutive, determined using the treasury stock method. For the three months ended March 31, 2018 and 2017, the Company’s employees exercised options for 11,120 and 11,918 common shares, respectively.

The following details the determination of diluted weighted average shares:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Weighted average common shares - basic	44,923,973	44,649,645
Dilutive effect of stock options	28,125	28,390
Dilutive effect of restricted stock	342,599	238,979
Weighted average common shares - diluted	45,294,697	44,917,014

The following details unvested shares of restricted common stock as well as the anti-dilutive effects of stock options and restricted stock awards outstanding:

	March 31, 2018	March 31, 2017
Unvested shares of restricted common stock	1,354,126	844,195
Anti-dilutive options for common stock	77,284	48,534
Anti-dilutive shares of restricted common stock	78,087	—

Recent Accounting Pronouncements— Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASC 606”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers, and also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. ASC 606 replaced most existing revenue recognition guidance in U.S. GAAP. The new standard was effective for the Company on January 1, 2018. The standard permits the use of either the full retrospective or modified retrospective transition method. The Company adopted ASC 606 using the modified retrospective transition method on January 1, 2018 and applied the standard to all of its customer contracts that are not considered completed as of the adoption date. Under the modified retrospective method, the cumulative effect of applying the standard was recognized at the date of initial application and resulted in a reduction to the Company’s accumulated deficit of $14.5 million, recording customer contract costs (a new asset) of $17.3 million, a decrease to deferred revenue of $0.9 million and a decrease to deferred income tax assets of $3.8 million.  The Company refers to contract liabilities as “deferred revenue” on the condensed consolidated balance sheets and related disclosures. Results for reporting periods beginning January 1, 2018 are presented under ASC 606, while prior period amounts were not adjusted and continue to be reported in accordance with the Company’s historic accounting under Topic 605, Revenue Recognition.

The effect of adopting ASC 606, changed the period for which the Company recognizes revenue for fees billed in connection with customer installations. Installation fees for contracts with terms longer than month-to-month are now recognized over the contract term which may be a shorter period than the average customer life which was previously used to recognize revenue. The Company believes the installation fee does not give rise to a material right as defined by ASC 606 for contracts with terms longer than month-to-month. Consistent with previous GAAP, the Company is recognizing revenues over the estimated average customer life for installation fees associated with month-to-month contracts, because the fee represents a material right as defined by ASC 606.

Additionally, the Company is required to capitalize certain contract acquisition costs that relate directly to a customer contract, including commissions paid to its sales team and sales agents, and to amortize these costs on straight-line basis over the period the services are transferred to the customer for commissions paid to its sales team (estimated customer life) and over the contract term for agent commissions. The Company previously expensed these contract acquisition costs as incurred in selling, general and administrative expenses. Management assesses these costs for impairment at least quarterly and as “triggering” events occur that indicate it is more likely than not that an impairment exists.

The impact on the Company’s financial statement line items as of March 31, 2018 from adopting ASC 606 was as follows (in thousands, except earnings per share).  There was no net impact on net cash provided by operating activities.

Financial Statement Line Items	As Reported March 31, 2018	Balances Without the Adoption of ASC 606
Balance Sheet
Prepaid expenses and other current assets	$33,508	$21,305
Deposits and other assets	$11,893	$5,670
Deferred tax assets	$11,241	$15,038
Accrued and other current liabilities	$46,198	$45,605
Other long term liabilities	$27,196	$27,886
Accumulated deficit	$(556,266)	$(571,748)
Statement of Comprehensive Income
Service revenue	$128,706	$128,745
Selling, general and administrative expenses	$33,523	$34,587
Operating income	$20,637	$19,612
Net income	$6,784	$5,758
Basic and diluted earnings per share	$0.15	$0.13
Comprehensive income	$9,395	$8,369

	March 31, 2018	At Adoption – January 1, 2018

Customer contract costs — current portion (included in prepaid and other current assets)	$12,203	$11,893
Customer contract costs — non-current portion (included in deposits and other assets)	6,223	5,400
Deferred revenue — current portion (included in accrued and other current liabilities)	4,475	3,846
Deferred revenue — non-current portion (included in other long-term liabilities)	1,894	2,865

Service revenue recognized from amounts in deferred revenue at the beginning of the period during the three months ended March 31, 2018 was $2.0 million.  Amortization expense for contract costs was $4.2 million for the three months ended March 31, 2018.

Revenue recognition

The Company’s service offerings consist of on-net and off-net telecommunications services. Fixed fees are billed monthly in advance and usage fees are billed monthly in arrears. Amounts billed are due upon receipt and contract lengths range from month to month to 60 months. The Company satisfies its performance obligations to provide services to customers over time as the services are rendered.  In accordance with ASC 606, revenue is recognized when a customer obtains the promised service. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these services. The Company has adopted the practical expedient related to certain performance obligation disclosures since it has a right to consideration from its customer in an amount that corresponds directly with the value to the customer of the Company’s performance completed to date.

To achieve this core principle, the Company followed the following five steps:

1)             Identification of the contract, or contracts with a customer

2)             Identification of the performance obligations in the contract

3)             Determination of the transaction price

4)             Allocation of the transaction price to the performance obligations in the contract

5)             Recognition of revenue when, or as, we satisfy a performance obligation

Fees billed in connection with customer installations are deferred (as deferred revenue) and recognized as noted above.  To the extent a customer contract is terminated prior to its contractual end the customer is subject to termination fees. The Company vigorously seeks payment of these amounts. The Company recognizes revenue for these amounts as they are collected.

Recent Accounting Pronouncements—to be Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 will replace most existing lease accounting guidance when it becomes effective. ASU 2016-02 is effective for the Company beginning on January 1, 2019. Early application is permitted. In January 2018 the FASB issued a Proposed Accounting Standards Update which, among other changes would allow a company to elect to adopt ASU 2016-02 using a cumulative effect adjustment to the opening balance of its retained earnings on the adoption date. The Proposed Accounting Standards Update was subsequently approved. ASU 2016-02 will require the Company to record a right to use asset and a lease liability for most of its leases, including its leases currently treated as operating leases. The Company is evaluating the effect that ASU 2016-02 will have on its consolidated financial statements and related disclosures and the Company will elect to apply certain practical expedients. The Company has not yet determined the effect of ASU 2016-02 on its ongoing financial reporting or quantified the impact to its balance sheet, however it does expect the right to use asset and lease liability recorded will be material. The Company does not expect to early adopt ASU 2016-02 and anticipates adopting ASU 2016-02 using the cumulative effect method.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments — Credit Losses: Measurement of Credit Losses on Financial Instruments.”  This guidance is intended to introduce a revised approach to the recognition and measurement of credit losses, emphasizing an updated model based on expected losses rather than incurred losses. This new standard is effective for annual and interim reporting periods beginning after December 15, 2019 and early adoption is permitted. The Company is currently evaluating the impact that this guidance may have on its financial statements and related disclosures.

2. Property and equipment:

Depreciation and amortization expense related to property and equipment and capital leases was $19.8 million and $18.5 million for the three months ended March 31, 2018 and 2017, respectively. The Company capitalized salaries and related benefits of employees working directly on the construction and build-out of its network of $2.6 million and $2.4 million for the three months ended March 31, 2018 and 2017, respectively.

Exchange agreement

In the three months ended March 31, 2018 and 2017, the Company exchanged certain used network equipment and cash consideration for new network equipment. The fair value of the equipment received was estimated to be $0.4 million and $4.8 million, respectively, and after considering the cash component, the transactions resulted in gains of $0.1 million and $2.1 million, respectively. The estimated fair value of the equipment received was based upon the cash consideration price the Company pays for the new network equipment on a standalone basis (Level 3).

Installment payment agreement

In March 2015, the Company entered into an installment payment agreement (“IPA”) with a vendor.  Under the IPA the Company may purchase network equipment in exchange for interest free note obligations each with a twenty-four month term.  There are no payments under each note obligation for the first six months followed by eighteen equal installment payments for the remaining eighteen month term. As of March 31, 2018, and December 31, 2017 there was $11.3 million and $10.7 million, respectively, of note obligations outstanding under the IPA, secured by the related equipment.  The Company recorded the assets purchased and the net present value of the note obligation utilizing an imputed interest rate.  The resulting discount was $0.4 million and $0.4 million as of March 31, 2018 and December 31, 2017, respectively, and is being amortized over the note term using the effective interest rate method.

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

The indentures governing the 2022 Notes and 2021 Notes, among other things, limit the Company’s ability to incur indebtedness; to pay dividends or make other distributions; to make certain investments and other restricted payments; to create liens; consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; to incur restrictions on the ability of a subsidiary to pay dividends or make other payments; and to enter into certain transactions with its affiliates. Limitations on the ability to incur additional indebtedness (excluding IRU agreements incurred in the normal course of business) include a restriction on incurring additional indebtedness if the Company’s consolidated leverage ratio, as defined in the indentures, is greater than 5.0. The indentures prohibit certain payments, such as dividends and stock purchases, when the Company’s consolidated leverage ratio, as defined by the indentures, is greater than 4.25. A certain amount of such unrestricted payments is permitted notwithstanding this prohibition. The unrestricted payment amount may be increased by the Company’s consolidated cash flow, as defined in the indentures, as long as the Company’s consolidated leverage ratio is less than 4.25. The Company’s consolidated leverage ratio is above 4.25 as of March 31, 2018.  As of March 31, 2018, a total of $41.5 million ($40.5 million held by Holdings) was permitted for investment payments including dividends and stock purchases.

4. Commitments and contingencies:

Current and potential litigation

In accordance with the accounting guidance for contingencies, the Company accrues its estimate of a contingent liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Where it is probable that a liability has been incurred and there is a range of expected loss for which no amount in the range is more likely than any other amount, the Company accrues at the low end of the range. The Company reviews its accruals at least quarterly and adjusts them to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular matter. The Company has taken certain positions related to its obligations for leased circuits for which it is reasonably possible could result in a loss of up to $2.7 million in excess of the amount accrued at March 31, 2018.

The Company is engaged in an arbitration proceeding in Spain in which a former provider of optical fiber to the Company is seeking approximately $9 million for the Company’s early termination of the optical fiber leases, which amount the Company has accrued in 2015. The Company has counterclaimed for damages and is contesting its obligation to pay the termination liability in an arbitration proceeding in Spain. The arbitration is being conducted by the Civil and Commercial Arbitration Court (CIMA) in Madrid, Spain.

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

5. Income taxes:

The components of income before income taxes consist of the following (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2018	March 31, 2017

Domestic	$14,135	$12,366
Foreign	(4,212)	(4,737)
Total	$9,923	$7,629

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the “Act”). The Act amended the Internal Revenue Code and reduced the corporate tax rate from a maximum of 35% to a flat 21% rate. The rate reduction was effective on January 1, 2018. The Company’s net deferred tax assets represent a decrease in corporate taxes expected to be paid in the future. Under generally accepted accounting principles deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Although the tax rate reduction is known, the Company has not collected all of the necessary data to complete its analysis of the effect of the Tax Act on the underlying deferred taxes and as such, the amounts recorded are provisional. The actual impact on the Company’s net deferred tax asset may vary from this amount from certain changes in interpretations of the Act, additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, additional data collected and assumptions that the Company has made. Those adjustments may materially impact the Company’s provision for income taxes and effective tax rate in the period in which the adjustments are made. The accounting for the tax effects of the Tax Act will be completed in 2018.

6. Common stock buyback program:

The Company’s Board of Directors has approved purchases of the Company’s common stock under a buyback program (the “Buyback Program”) through December 31, 2018.  At March 31, 2018, there was approximately $41.5 million remaining for purchases under the Buyback Program.  There were no purchases of common stock during the three months ended March 31, 2018 and three months ended March 31, 2017.

7. Dividends on common stock:

Dividends are recorded as a reduction to retained earnings. Dividends on unvested restricted shares of common stock are paid as the awards vest. The Company’s initial quarterly dividend payment was made in the third quarter of 2012. On May 2, 2018, the Company’s Board of Directors approved the payment of a quarterly dividend of $0.52 per common share. This dividend for the second quarter of 2018 will be paid to holders of record on May 17, 2018. This estimated $23.4 million dividend payment is expected to be made on June 1, 2018.

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

8. Related party transactions:

Office leases

The Company’s headquarters is located in an office building owned by Sodium LLC whose owner is the Company’s Chief Executive Officer.  The fixed annual rent for the headquarters building is $1.0 million per year plus an allocation of taxes and utilities. The lease began in May 2015 and the lease term is for five years which is cancellable by the Company upon 60 days’ notice. The Company’s audit committee reviews and approves all transactions with related parties. The Company paid $0.4 million and $0.5 million in the three months ended March 31, 2018 and 2017, respectively, for rent and related costs (including taxes and utilities) to Sodium LLC for this lease.

9. Segment information:

The Company operates as one operating segment. The Company’s service revenue by geographic region and product class and long lived assets by geographic region are as follows (in thousands):

Three months Ended March 31, 2018 Revenues	On net	Off-net	Non-core	Total
North America	$73,057	$31,992	$163	$105,212
Europe	18,877	4,026	12	22,915
Asia Pacific	453	126	—	579
Total	$92,387	$36,144	$175	$128,706

Three months Ended March 31, 2017 Revenues	On net	Off-net	Non-core	Total
North America	$67,785	$29,849	$219	$97,853
Europe	15,567	3,476	12	19,055
Asia Pacific	234	61	—	295
Total	$83,586	$33,386	$231	$117,203

	March 31, 2018	December 31, 2017
Long lived assets, net
North America	$282,881	$282,112
Europe	102,913	99,194
Total	$385,794	$381,306

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

Future economic instability in the global economy, which could affect spending on Internet services; the impact of changing foreign exchange rates (in particular the Euro to US dollar and Canadian dollar to US dollar exchange rates) on the translation of our non-US dollar denominated revenues, expenses, assets and liabilities; legal and operational difficulties in new markets; the imposition of a requirement that we contribute to the US Universal Service Fund on the basis of our Internet revenue; changes in government policy and/or regulation, including rules regarding data protection, cyber security and net neutrality; increasing competition leading to lower prices for our services; our ability to attract new customers and to increase and maintain the volume of traffic on our network; the ability to maintain our Internet peering arrangements on favorable terms; our reliance on an equipment vendor, Cisco Systems Inc., and the potential for hardware or software problems associated with such equipment; the dependence of our network on the quality and dependability of third-party fiber providers; our ability to retain certain customers that comprise a significant portion of our revenue base; the management of network failures and/or disruptions; and outcomes in litigation as well as other risks discussed from time to time in our filings with the Securities and Exchange Commission, including, without limitation, our annual report on Form 10-K for the year ended December 31, 2017.

General Overview

We are a leading facilities-based provider of low-cost, high-speed Internet access, private network services and data center colocation space. Our network is specifically designed and optimized to transmit packet routed data. We deliver our services primarily to small and medium-sized businesses, communications service providers and other bandwidth-intensive organizations in North America, Europe and in Asia.

Our on-net service consists of high-speed Internet access and private network services provided at speeds ranging from 100 Megabits per second to 100 Gigabits per second. We offer our on-net services to customers located in buildings that are physically connected to our network. We provide on-net Internet access and private network services to corporate customers and net-centric customers. Our corporate customers are located in multi-tenant office buildings and in our data centers and typically include law firms, financial services firms, advertising and marketing firms and other professional services businesses. Our net-centric customers include bandwidth-intensive users such as other Internet access providers, telephone companies, cable television companies, web hosting companies, content delivery networks and commercial content and application service providers. These net-centric customers generally receive our services in carrier neutral colocation facilities and in our data centers.

Our off-net services are sold to businesses that are connected to our network primarily by means of “last mile” access service lines obtained from other carriers, primarily in the form of metropolitan Ethernet circuits. Our non-core services, which consist primarily of legacy services of companies whose assets or businesses we have acquired, primarily include voice services (only provided in Toronto, Canada). We do not actively market these non-core services, are actively discontinuing providing certain of these services and we expect the service revenue associated with them to continue to decline.

Our network is comprised of in-building riser facilities, metropolitan optical fiber networks, metropolitan traffic aggregation points and inter-city transport facilities. Our network is physically connected entirely through our facilities to 2,541 buildings in which we provide our on-net services, including 1,672 multi-tenant office buildings. We also provide on-net services in carrier-neutral data centers, Cogent controlled data centers and single-tenant office buildings. We operate 53 Cogent controlled data centers totaling 603,000 square feet. Because of our integrated network architecture, we are not dependent on local telephone companies or cable companies to serve our on-net customers. We emphasize the sale of our on-net services because we believe we have a competitive advantage in providing these services and these services generate gross profit margins that are greater than the gross profit margins of our off-net services.

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

Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017

The following summary table presents a comparison of our results of operations with respect to certain key financial measures. The comparisons illustrated in the table are discussed in greater detail below.

	Three months ended March 31,		Percent
	2018	2017	Change
	(in thousands)
Service revenue	$128,706	$117,203	9.8%
On-net revenue	92,387	83,586	10.5%
Off-net revenue	36,144	33,386	8.3%
Non-core revenue	175	231	(24.2)%
Network operations expenses (1)	54,875	50,662	8.3%
Selling, general, and administrative expenses (2)	33,523	31,461	6.6%
Gains on equipment transactions	117	2,124	(94.5)%
Depreciation and amortization expenses	19,788	18,538	6.7%
Interest expense	12,408	11,891	4.3%
Income tax provision	3,139	3,493	(10.1)%

(1)         Includes equity-based compensation expenses of $189 and $111 in the three months ended March 31, 2018 and 2017, respectively.

(2)         Includes equity-based compensation expenses of $3,595 and $2,536 in the three months ended March 31, 2018 and 2017, respectively.

	Three Months Ended March 31,		Percent
	2018	2017	Change
Other Operating Data
Average Revenue Per Unit (ARPU)
ARPU—on net	$494	$518	(4.6)%
ARPU—off-net	$1,193	$1,261	(5.4)%
Average Price per Megabit — installed base	$0.90	$1.19	(24.5)%
Customer Connections—end of period
On-net	63,366	54,805	15.6%
Off-net	10,241	9,055	13.1%

Service Revenue. Our service revenue increased 9.8% for the three months ended March 31, 2018 from the three months ended March 31, 2017. The impact of exchange rates resulted in an increase of revenues for the three months ended March 31, 2018 of approximately $3.3 million.  All foreign currency comparisons herein reflect our first quarter 2018 results translated at the average foreign currency exchange rates for the first quarter of 2017.  For the three months ended March 31, 2018 and 2017, on-net, off-net and non-core revenues represented 71.8%, 28.1% and 0.1% and 71.3%, 28.5% and 0.2% of our service revenue, respectively. Revenue recognition standards include guidance relating to any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, gross receipts taxes, Universal Service Fund fees and certain state regulatory fees. We record these taxes billed to our customers on a gross basis (as service revenue and network operations expense) in our consolidated statements of operations. The impact of these taxes including the Universal Service Fund resulted in an increase of our revenues for the three months ended March 31, 2018 from the three months ended March 31, 2017 of approximately $0.6 million.

Revenues from our corporate and net centric customers represented 63.0% and 37.0% of total service revenue, respectively, for the three months ended March 31, 2018 and represented 61.8% and 38.2% of total service revenue, respectively, for the three months ended March 31, 2017.  Revenues from corporate customers increased 12.0% to $81.1 million for the three months ended March 31, 2018 from $72.4 million for the three months ended March 31, 2017.  Revenues from our net-centric customers increased by 6.2% to $47.6 million for the three months ended March 31, 2018 from $44.8 million for the three months ended March 31, 2017.  The impact of foreign exchange rates has a more significant impact on our net-centric revenues.

Our on-net revenues increased 10.5% for the three months ended March 31, 2018 from the three months ended March 31, 2017. We increased the number of our on-net customer connections by 15.6% at March 31, 2018 from March 31, 2017. On-net customer connections increased at a greater rate than on-net revenues primarily due to the 4.6% decline in our on-net ARPU, primarily from a decline in ARPU for our net centric customers. ARPU is determined by dividing revenue for the period by the average customer connections for that period. Our average price per megabit for our installed base of customers is determined by dividing the aggregate monthly recurring fixed charges for those customers by the aggregate committed data rate for the same customers. The decline in on-net ARPU is partly attributed to volume and term based pricing discounts. Additionally, on-net customers who cancel their service from our installed base of customers, in general, have an ARPU that is greater than the ARPU for our new customers due to declining prices primarily for our on-net services sold to our net-centric customers. These trends resulted in the reduction to our on-net ARPU and a 24.5% decline in our average price per megabit for our installed base of customers.

Our off-net revenues increased 8.3% for the three months ended March 31, 2018 from the three months ended March 31, 2017.  Our off-net revenues increased as we increased the number of our off-net customer connections by 13.1% at March 31, 2018 from March 31, 2017. Our off-net customer connections increased at a greater rate than our off-net revenue primarily due to the 5.4% decrease in our off-net ARPU.

Network Operations Expenses. Network operations expenses include the costs of personnel associated with service delivery, network management and customer support, network facilities costs, fiber and equipment maintenance fees, leased circuit costs, access and facilities fees paid to building owners and excise taxes billed to our customers and recorded on a gross basis. Non-cash equity-based compensation expense is included in network operations expenses consistent with the classification of the employee’s salary and other compensation. Our network operations expenses, including non-cash equity-based compensation expense, increased 8.3% for the three months ended March 31, 2018 from the three months ended March 31, 2017. The increase is primarily attributable to an increase in costs related to our network and facilities expansion activities and the increase in our off-net revenues. When we provide off-net services we also assume the cost of the associated tail circuits.

Selling, General, and Administrative (“SG&A”) Expenses. Our SG&A expenses, including non-cash equity-based compensation expense, increased 6.6% for the three months ended March 31, 2018 from the three months ended March 31, 2017. Non-cash equity-based compensation expense is included in SG&A expenses consistent with the classification of the employee’s salary and other compensation and was $3.6 million for the three months ended March 31, 2018 and $2.5 million for the three months ended March 31, 2017. SG&A expenses increased primarily from an increase in salaries and related costs required to support our expansion and the increase in our sales efforts, partly offset by the impact of the new revenue accounting standard which requires us to capitalize certain commissions paid to our sales agents and sales employees.  Our sales force headcount increased from 554 at March 31, 2017 to 555 at March 31, 2018 and our total headcount increased from 900 at March 31, 2017 to 908 at March 31, 2018.

Gains on Equipment Transactions.  In the three months ended March 31, 2018 and March 31, 2017, we exchanged certain used network equipment and cash consideration for new network equipment resulting in gains of $0.1 million and $2.1 million, respectively, based upon the estimated fair value of the new network equipment less the carrying amount of the returned used network equipment and the cash paid.

Depreciation and Amortization Expenses. Our depreciation and amortization expense increased by 6.7% for the three months ended March 31, 2018 from the three months ended March 31, 2017. The increase is primarily due to the depreciation expense associated with the increase in deployed fixed assets.

Interest Expense. Interest expense results from interest incurred on our $375.0 million of senior secured notes, interest incurred on our $189.2 million of senior unsecured notes, interest on our installment payment agreement and interest on our capital lease obligations. Our interest expense increased by 4.3% for the three months ended March 31, 2018 from the three months ended March 31, 2017.

Income Tax Provision.  Our income tax provision was $3.1 million for the three months ended March 31, 2018 and $3.5 million for the three months ended March 31, 2017. The reduction is primarily due to the impact of the reduction in the corporate income tax rate from a maximum of 35% to a flat 21% rate that was effective on January 1, 2018.

Buildings On-net. As of March 31, 2018 and 2017, we had a total of 2,541 and 2,406 on-net buildings connected to our network, respectively.

Liquidity and Capital Resources

In assessing our liquidity, management reviews and analyzes our current cash balances, accounts receivable, accounts payable, accrued liabilities, capital expenditure commitments, and required capital lease and debt payments and other obligations.

Cash Flows

The following table sets forth our consolidated cash flows.

	Three months ended March 31,
(in thousands)	2018	2017
Net cash provided by operating activities	$30,179	$23,514
Net cash used in investing activities	(14,905)	(12,249)
Net cash used in financing activities	(26,791)	(22,771)
Effect of exchange rates changes on cash	532	383
Net decrease in cash and cash equivalents	$(10,985)	$(11,123)

Net Cash Provided by Operating Activities.  Our primary sources of operating cash are receipts from our customers who are billed on a monthly basis for our services. Our primary uses of operating cash are payments made to our vendors, employees and interest payments made to our capital lease vendors and our note holders. Our changes in cash provided by operating activities are primarily due to changes in our operating profit. Cash provided by operating activities for the three months ended March 31, 2018 and 2017 includes interest payments on our note obligations of $10.1 million and $10.1 million, respectively.

Net Cash Used In Investing Activities.  Our primary use of cash for investing activities is for purchases of property and equipment. Purchases of property and equipment were $14.9 million and $12.2 million for the three months ended March 31, 2018 and 2017, respectively. The changes in purchases of property and equipment are primarily due to the timing and scope of our network expansion activities including geographic expansion and adding buildings to our network.

Net Cash Used In Financing Activities.  Our primary uses of cash for financing activities are for principal payments under our capital lease obligations and our installment payment agreement and dividend payments. Principal payments under our capital lease were $2.3 million and $3.8 million for the three months ended March 31, 2018 and 2017, respectively.  During the three months ended March 31, 2018 and 2017 we paid $22.8 million and $19.0 million, respectively, for our quarterly dividend payments.

Cash Position and Indebtedness

Our total indebtedness at March 31, 2018 was $733.5 million and our total cash and cash equivalents were $236.0 million. Our total indebtedness at March 31, 2018 includes $157.9 million of capital lease obligations for dark fiber under long term IRU agreements.

Summarized Financial Information of Holdings

Holdings is not a restricted subsidiary as defined under the indentures governing our 2021 Notes and our 2022 Notes.  Holdings is a guarantor under these notes.  Under the indentures we are required to disclose financial information of Holdings including its assets, liabilities and its operating results (“Holdings Financial Information”).  The Holdings Financial Information as of and for the three months ended March 31, 2018 is detailed below (in thousands).

March 31, 2018
(Unaudited)
Cash and cash equivalents	$40,504
Total assets	$40,504

Investment from subsidiaries	$191,805
Common stock	46
Accumulated deficit	(151,347)
Total equity	$40,504

Three Months Ended March 31, 2018
(Unaudited)
Equity-based compensation expense	1,425
Interest income	43
Net loss	$(1,382)

Common Stock Buyback Program

Our Board of Directors has approved purchases of our common stock under a buyback program (the “Buyback Program”).  There were no purchases of our common stock in the three months ended March 31, 2018 and 2017.  As of March 31, 2018, there was a total of $41.5 million available under the Buyback Program which is authorized to continue through December 31, 2018.

Dividends on Common Stock and Return of Capital Program

Dividends are recorded as a reduction to retained earnings. Dividends on unvested restricted shares of common stock are paid as the awards vest. Our initial quarterly dividend payment was made in the third quarter of 2012. On May 2, 2018, our Board of Directors approved the payment of our quarterly dividend of $0.52 per common share. This dividend for the second quarter of 2018 will be paid to holders of record on May 17, 2018. This estimated $23.4 million dividend payment is expected to be made on June 1, 2018.

The payment of any future dividends and any other returns of capital, including stock buybacks, will be at the discretion of our Board of Directors and may be reduced, eliminated or increased and will be dependent upon our financial position, results of operations, available cash, cash flow, capital requirements, limitations under our debt indentures and other factors deemed relevant by the our Board of Directors. We are a Delaware Corporation and under the General Corporate Law of the State of Delaware distributions may be restricted including a restriction that distributions, including stock purchases and dividends, do not result in an impairment of a corporation’s capital, as defined under Delaware Law. The indentures governing our notes limit our ability to return cash to our stockholders.  See Note 3 of our interim condensed consolidated financial statements for additional discussion of limitations on distributions.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments included in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2017.

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

Critical Accounting Policies and Significant Estimates

Management believes that as of March 31, 2018, there have been no material changes to our critical accounting policies and significant estimates from those listed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2017.

Recent Accounting Pronouncements

Recent Accounting Pronouncements—to be Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 will replace most existing lease accounting guidance when it becomes effective. ASU 2016-02 is effective for us beginning on January 1, 2019. Early application is permitted. In January 2018 the FASB issued a Proposed Accounting Standards Update which, among other changes would allow a company to elect to adopt ASU 2016-02 using a cumulative effect adjustment to the opening balance of its retained earnings on the adoption date. The Proposed Accounting Standards Update was subsequently approved. ASU 2016-02 will require us to record a right to use asset and a lease liability for most of our leases, including our leases currently treated as operating leases. We are evaluating the effect that ASU 2016-02 will have on our consolidated financial statements and related disclosures and we will elect to apply certain practical expedients. We have not yet determined the effect of ASU 2016-02 on our ongoing financial reporting or quantified the impact to our balance sheet, however we do expect the right to use asset and lease liability recorded will be material. We do not expect to early adopt ASU 2016-02 and we anticipate adopting ASU 2016-02 using the cumulative effect method.

In June 2016, the FASB issued No. ASU 2016-13, “Financial Instruments — Credit Losses: Measurement of Credit Losses on Financial Instruments.” This guidance is intended to introduce a revised approach to the recognition and measurement of credit losses, emphasizing an updated model based on expected losses rather than incurred losses. This new standard is effective for annual and interim reporting periods beginning after December 15, 2019 and early adoption is permitted. We are currently evaluating the impact that this guidance may have on our financial statements and related disclosures.

ITEM 3.                                                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management believes that as of March 31, 2018, there have been no material changes to our exposures to market risk from those disclosed in Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” of our annual report on Form 10-K for the year ended December 31, 2017.

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

ITEM 2.                                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Board of Directors has authorized a plan to permit the repurchase of our common stock in negotiated and open market transactions through December 31, 2018. We may purchase shares from time to time depending on market, economic, and other factors. There were no purchases of our common stock during the first quarter of 2018.

ITEM 6.                                                EXHIBITS.

(a) Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer (furnished herewith)
32.2	Certification of Chief Financial Officer (furnished herewith)
101.1

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 3, 2018	COGENT COMMUNICATIONS HOLDINGS, INC.

	By:	/s/ David Schaeffer
		Name:	David Schaeffer
		Title:	Chief Executive Officer

Date: May 3, 2018	By:	/s/ Thaddeus G. Weed
		Name:	Thaddeus G. Weed
		Title:	Chief Financial Officer (Principal Accounting Officer)