Form 10-Q
period 2018-06-30
COGENT COMMUNICATIONS HOLDINGS, INC.
filed 2018-08-02
CIK 1158324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

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

Common Stock, $.001 par value 46,452,695 Shares Outstanding as of July 31, 2018

INDEX

	PART I FINANCIAL INFORMATION

Item 1.	Financial Statements	1
	Condensed Consolidated Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets of Cogent Communications Holdings, Inc., and Subsidiaries as of June 30, 2018 (Unaudited) and December 31, 2017	1
	Condensed Consolidated Statements of Comprehensive Income of Cogent Communications Holdings, Inc., and Subsidiaries for the Three Months Ended June 30, 2018 and June 30, 2017 (Unaudited)	2
	Condensed Consolidated Statements of Comprehensive Income of Cogent Communications Holdings, Inc., and Subsidiaries for the Six Months Ended June 30, 2018 and June 30, 2017 (Unaudited)	3
	Condensed Consolidated Statements of Cash Flows of Cogent Communications Holdings, Inc., and Subsidiaries for the Six Months Ended June 30, 2018 and June 30, 2017 (Unaudited)	4
	Notes to Interim Condensed Consolidated Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4.	Controls and Procedures	19

	PART II OTHER INFORMATION

Item 1.	Legal Proceedings	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 6.	Exhibits	20
SIGNATURES		20
CERTIFICATIONS

PART I FINANCIAL INFORMATION

ITEM 1.                 FINANCIAL STATEMENTS

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2018 AND DECEMBER 31, 2017

(IN THOUSANDS, EXCEPT SHARE DATA)

	June 30, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$224,282	$247,011
Accounts receivable, net of allowance for doubtful accounts of $1,131 and $1,499, respectively	39,482	39,096
Prepaid expenses and other current assets	32,972	20,011
Total current assets	296,736	306,118
Property and equipment, net	382,730	381,282
Deferred tax assets	9,038	17,616
Deposits and other assets	11,725	5,572
Total assets	$700,229	$710,588

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,330	$11,592
Accrued and other current liabilities	47,447	47,947
Installment payment agreement, current portion, net of discount of $413 and $337, respectively	8,746	7,816
Current maturities, capital lease obligations	8,428	7,171
Total current liabilities	74,951	74,526
Senior secured 2022 notes, net of unamortized debt costs of $1,668 and $1,870, respectively and including premium of $340 and $382, respectively	373,672	373,512
Senior unsecured 2021 notes, net of unamortized debt costs of $1,772 and $2,060, respectively	187,453	187,165
Capital lease obligations, net of current maturities	151,439	150,333
Other long term liabilities	27,350	27,596
Total liabilities	814,865	813,132
Commitments and contingencies:
Stockholders’ equity:
Common stock, $0.001 par value; 75,000,000 shares authorized; 46,443,945 and 45,960,799 shares issued and outstanding, respectively	46	46
Additional paid-in capital	467,007	456,696
Accumulated other comprehensive income — foreign currency translation	(8,187)	(4,600)
Accumulated deficit	(573,502)	(554,686)
Total stockholders’ deficit	(114,636)	(102,544)
Total liabilities and stockholders’ deficit	$700,229	$710,588

The accompanying notes are an integral part of these condensed consolidated balance sheets.

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED JUNE 30, 2018 AND JUNE 30, 2017

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017
	(Unaudited)	(Unaudited)
Service revenue	$129,296	$119,777
Operating expenses:
Network operations (including $232 and $141 of equity-based compensation expense, respectively, exclusive of depreciation and amortization shown separately below)	54,379	51,115
Selling, general, and administrative (including $4,463 and $3,084 of equity-based compensation expense, respectively)	33,704	31,788
Depreciation and amortization	20,216	18,897
Total operating expenses	108,299	101,800
Gains on equipment transactions	357	1,023
Operating income	21,354	19,000
Interest income and other, net	189	1,015
Interest expense	(12,373)	(12,090)
Income before income taxes	9,170	7,925
Income tax provision	(2,618)	(3,608)
Net income	$6,552	$4,317

Comprehensive income:
Net income	$6,552	$4,317
Foreign currency translation adjustment	(6,198)	6,163
Comprehensive income	$354	$10,480

Net income per common share:
Basic net income per common share	$0.15	$0.10
Diluted net income per common share	$0.14	$0.10

Dividends declared per common share	$0.52	$0.44

Weighted-average common shares - basic	45,016,767	44,717,372

Weighted-average common shares - diluted	45,536,473	44,988,655

The accompanying notes are an integral part of these condensed consolidated statements.

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND JUNE 30, 2017

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
	(Unaudited)	(Unaudited)
Service revenue	$258,002	$236,981
Operating expenses:
Network operations (including $421 and $252 of equity-based compensation expense, respectively, exclusive of depreciation and amortization shown separately below)	109,252	101,778
Selling, general, and administrative (including $8,058 and $5,620 of equity-based compensation expense, respectively)	67,227	63,252
Depreciation and amortization	40,004	37,435
Total operating expenses	216,483	202,465
Gains on equipment transactions	475	3,146
Operating income	41,994	37,662
Interest income and other, net	1,879	1,870
Interest expense	(24,780)	(23,978)
Income before income taxes	19,093	15,554
Income tax provision	(5,757)	(7,101)
Net income	$13,336	$8,453

Comprehensive income:
Net income	$13,336	$8,453
Foreign currency translation adjustment	(3,587)	7,491
Comprehensive income	$9,749	$15,944

Net income per common share:
Basic net income per common share	$0.30	$0.19
Diluted net income per common share	$0.29	$0.19

Dividends declared per common share	$1.02	$0.86

Weighted-average common shares - basic	45,011,616	44,720,971

Weighted-average common shares - diluted	45,456,831	44,990,298

The accompanying notes are an integral part of these condensed consolidated statements.

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND JUNE 30, 2017

(IN THOUSANDS)

	Six months Ended June 30, 2018	Six months Ended June 30, 2017
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$13,336	$8,453
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,004	37,435
Amortization of debt discount and premium	751	567
Equity-based compensation expense (net of amounts capitalized)	8,479	5,872
Gains — equipment transactions and other, net	(439)	(3,628)
Deferred income taxes	4,815	6,626
Changes in operating assets and liabilities:
Accounts receivable	(741)	(341)
Prepaid expenses and other current assets	(631)	(1,200)
Accounts payable, accrued liabilities and other long-term liabilities	(2,418)	(2,084)
Deposits and other assets	(1,706)	(141)
Net cash provided by operating activities	61,450	51,559
Cash flows from investing activities:
Purchases of property and equipment	(26,893)	(24,256)
Net cash used in investing activities	(26,893)	(24,256)
Cash flows from financing activities:
Dividends paid	(46,607)	(38,945)
Purchases of common stock	—	(1,829)
Proceeds from exercises of stock options	1,002	486
Principal payments on installment payment agreement	(4,254)	(951)
Principal payments of capital lease obligations	(6,059)	(6,048)
Net cash used in financing activities	(55,918)	(47,287)
Effect of exchange rates changes on cash	(1,368)	2,157
Net decrease in cash and cash equivalents	(22,729)	(17,827)
Cash and cash equivalents, beginning of period	247,011	274,319
Cash and cash equivalents, end of period	$224,282	$256,492
Supplemental disclosure of non-cash investing and financing activities:
Non-cash component of network equipment obtained in exchange transactions	$460	$3,120
PP&E obtained for installment payment agreement	$5,943	$4,874
Capital lease obligations incurred	$10,735	$11,580

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

In addition to providing its on-net services, the Company provides Internet connectivity and private network services to customers that are not located in buildings directly connected to its network. The Company provides this off-net service primarily to corporate customers using other carriers’ facilities to provide the “last mile” portion of the link from the customers’ premises to the Company’s network. The Company also provides certain non-core services that resulted from acquisitions. The Company continues to support but does not actively sell these non-core services.  Beginning in the second quarter of 2018 the Company began to offer and sell its software-defined wide area network (“SDWAN”) service.

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

Financial instruments

At June 30, 2018, the carrying amount of cash and cash equivalents, accounts receivable, prepaid and other current assets, accounts payable and accrued expenses approximated fair value because of the short-term nature of these instruments. The Company measures its cash equivalents at amortized cost, which approximates fair value based upon quoted market prices (Level 1). Based upon recent trading prices (Level 2 — market approach) at June 30, 2018 the fair value of the Company’s $189.2 million senior unsecured notes was $190.6 million and the fair value of the Company’s $375.0 million senior secured notes was $383.4 million.

Gross receipts taxes, universal service fund and other surcharges

Revenue recognition standards include guidance relating to taxes or surcharges assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer and may include, but are not limited to, gross receipts taxes, excise taxes, Universal Service Fund fees and certain state regulatory fees. Such charges may be presented gross or net based upon the Company’s accounting policy election. The Company records certain excise taxes and surcharges on a gross basis and includes them in its revenues and costs of network operations. Excise taxes and surcharges billed to customers and recorded on a gross basis (as service revenue and network operations expense) were $3.1 million and $2.7 million for the three months ended June 30, 2018 and June 30, 2017, respectively, and $6.3 million and $5.3 million for the six months ended June 30, 2018 and June 30, 2017, respectively.

Basic and diluted net income per common share

Basic earnings per share (“EPS”) excludes dilution for common stock equivalents and is computed by dividing net income or (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock outstanding during each period, adjusted for the effect of dilutive common stock equivalents.  Shares of restricted stock are included in the computation of basic EPS as they vest and are included in diluted EPS, to the extent they are dilutive, determined using the treasury stock method. The Company’s employees exercised options for 19,576 and 5,995 common shares for the three months ended June 30, 2018 and 2017, and exercised options for 30,696 and 17,913 common shares for the six months ended June 30, 2018 and 2017, respectively.

The following details the determination of diluted weighted average shares:

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Weighted average common shares - basic	45,016,767	44,717,372	45,011,616	44,720,971
Dilutive effect of stock options	36,320	26,395	32,222	27,393
Dilutive effect of restricted stock	483,386	244,888	412,993	241,934
Weighted average common shares - diluted	45,536,473	44,988,655	45,456,831	44,990,298

The following details unvested shares of restricted common stock as well as the anti-dilutive effects of stock options and restricted stock awards outstanding:

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017

Unvested shares of restricted common stock	1,417,669	1,239,633	1,417,669	1,239,633
Anti-dilutive options for common stock	43,308	62,175	50,353	54,765
Anti-dilutive shares of restricted common stock	—	138,909	44,672	69,838

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

The impact on the Company’s financial statement line items from adopting ASC 606 was as follows (in thousands, except earnings per share).  There was no net impact on net cash provided by operating activities.

Financial Statement Line Items	As Reported June 30, 2018	Balances Without the Adoption of ASC 606
Balance Sheet
Prepaid expenses and other current assets	$32,972	$20,383
Deposits and other assets	$11,725	$5,734
Deferred tax assets	$9,038	$12,835
Accrued and other current liabilities	$47,447	$48,764
Other long term liabilities	$27,350	$26,792
Accumulated deficit	$(573,502)	$(588,193)
Statement of Comprehensive Income
Three months ended June 30, 2018
Service revenue	$129,296	$129,400
Selling, general and administrative expenses	$33,704	$34,043
Operating income	$21,354	$21,119
Net income	$6,552	$6,317
Basic earnings per share	$0.15	$0.14
Diluted earnings per share	$0.14	$0.14
Comprehensive income	$354	$119
Statement of Comprehensive Income
Six months ended June 30, 2018
Service revenue	$258,002	$258,145
Selling, general and administrative expenses	$67,227	$68,630
Operating income	$41,994	$40,734
Net income	$13,336	$12,076
Basic earnings per share	$0.30	$0.27
Diluted earnings per share	$0.29	$0.27
Comprehensive income	$9,749	$8,385

	June 30, 2018	At Adoption — January 1, 2018

Customer contract costs — current portion (included in prepaid and other current assets)	$12,589	$11,893
Customer contract costs — non-current portion (included in deposits and other assets)	5,991	5,400
Deferred revenue — current portion (included in accrued and other current liabilities)	4,374	3,846
Deferred revenue — non-current portion (included in other long-term liabilities)	1,804	2,865

Service revenue recognized from amounts in deferred revenue at the beginning of the period during the three months ended June 30, 2018 was $1.9 million and during the six months ended June 30, 2018 was $3.9 million.  Amortization expense for contract costs was $4.2 million for the three months ended June 30, 2018 and $8.3 million for the six months ended June 30, 2018.

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

Recent Accounting Pronouncements—to be Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 will replace most existing lease accounting guidance when it becomes effective. ASU 2016-02 is effective for the Company beginning on January 1, 2019. Early application is permitted. In January 2018 the FASB issued a Proposed Accounting Standards Update which, among other changes, would allow a company to elect to adopt ASU 2016-02 using a cumulative effect adjustment to the opening balance of its retained earnings on the adoption date. ASU 2016-02 will require the Company to record a right to use asset and a lease liability for most of its leases, including its leases currently treated as operating leases. The Company is evaluating the effect that ASU 2016-02 will have on its consolidated financial statements and related disclosures and the Company will elect to apply certain practical expedients. The Company has not yet determined the effect of ASU 2016-02 on its ongoing financial reporting or quantified the impact to its balance sheet, however it does expect the right to use asset and lease liability recorded will be material. The Company does not expect to early adopt ASU 2016-02 and anticipates adopting ASU 2016-02 using the cumulative effect method, if approved.

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

2. Property and equipment:

Depreciation and amortization expense related to property and equipment and capital leases was $20.2 million and $18.9 million for the three months ended June 30, 2018, and 2017 respectively, and $40.0 million and $37.4 million for the six months ended June 30, 2018 and 2017, respectively. The Company capitalized salaries and related benefits of employees working directly on the construction and build-out of its network of $2.7 million and $2.4 million for the three months ended June 30, 2018 and 2017, respectively, and $5.3 million and $4.9 million for the six months ended June 30, 2018 and 2017, respectively.

Exchange agreement

In the three and six months ended June 30, 2018 and 2017, the Company exchanged certain used network equipment and cash consideration for new network equipment. The fair value of the equipment received was estimated to be $1.1 million and $2.2 million for the three months ended June 30, 2018 and 2017, respectively, and $1.5 million and $7.0 million for the six months ended June 30, 2018 and 2017, respectively and after considering the cash component the transactions resulted in gains of $0.3 million and $1.0 million for the three months ended June 30, 2018 and 2017, respectively, and $0.5 million and $3.1 million for the six months ended June 30, 2018 and 2017, respectively. The estimated fair value of the equipment received was based upon the cash consideration price the Company pays for the new network equipment on a standalone basis (Level 3).

Installment payment agreement

In March 2015, the Company entered into an installment payment agreement (“IPA”) with a vendor.  Under the IPA the Company may purchase network equipment in exchange for interest free note obligations each with a twenty-four month term.  There are no payments under each note obligation for the first six months followed by eighteen equal installment payments for the remaining eighteen month term. As of June 30, 2018, and December 31, 2017 there was $12.4 million and $10.7 million, respectively, of note obligations outstanding under the IPA, secured by the related equipment.  The Company recorded the assets purchased and the net present value of the note obligation utilizing an imputed interest rate.  The resulting discount was $0.5 million and $0.4 million as of June 30, 2018 and December 31, 2017, respectively, and is being amortized over the note term using the effective interest rate method.

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

The indentures governing the 2022 Notes and 2021 Notes, among other things, limit the ability of Cogent Group (the company owned by Holdings which owns Cogent’s operating companies) to incur indebtedness; to pay dividends or make other distributions; to make certain investments and other restricted payments; to create liens; consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; to incur restrictions on the ability of a subsidiary to pay dividends or make other payments; and to enter into certain transactions with its affiliates. Limitations on the ability to incur additional indebtedness (excluding IRU agreements incurred in the normal course of business) include a restriction on incurring additional indebtedness if Group’s consolidated leverage ratio, as defined in the indentures, is greater than 5.0. The indentures prohibit certain payments, such as dividends and stock purchases, when Group’s consolidated leverage ratio, as defined by the indentures, is greater than 4.25. A certain amount of such unrestricted payments is permitted notwithstanding this prohibition. The unrestricted payment amount may be increased by Group’s consolidated cash flow, as defined in the indentures, as long as the Group’s consolidated leverage ratio is less than 4.25. Group’s consolidated leverage ratio was below 4.25 as of June 30, 2018.  As a result, as of June 30, 2018, a total of $186.8 million ($17.2 million held by Holdings in cash) was permitted for investment payments including dividends to Holdings.  The Company anticipates transferring a majority of the accumulated unrestricted cash balance from its operating companies to Holdings in the third quarter of 2018.

4. Commitments and contingencies:

Current and potential litigation

In accordance with the accounting guidance for contingencies, the Company accrues its estimate of a contingent liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Where it is probable that a liability has been incurred and there is a range of expected loss for which no amount in the range is more likely than any other amount, the Company accrues at the low end of the range. The Company reviews its accruals at least quarterly and adjusts them to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular matter. The Company has taken certain positions related to its obligations for leased circuits for which it is reasonably possible could result in a loss of up to $2.7 million in excess of the amount accrued at June 30, 2018.

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

5. Income taxes:

The components of income before income taxes consist of the following (in thousands):

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017

Domestic	$15,446	$12,690	$29,582	$25,056
Foreign	(6,276)	(4,765)	(10,489)	(9,502)
Total	$9,170	$7,925	$19,093	$15,554

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the “Act”). The Act amended the Internal Revenue Code and reduced the corporate tax rate from a maximum of 35% to a flat 21% rate. The rate reduction was effective on January 1, 2018. The Company’s net deferred tax assets represent a decrease in corporate taxes expected to be paid in the future. Under generally accepted accounting principles deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Although the tax rate reduction is known, the Company has not collected all of the necessary data to complete its analysis of the effect of the Tax Act on all of its underlying deferred taxes and as such, the amounts recorded are provisional. The actual impact on the Company’s net deferred tax asset may vary from this amount from certain changes in interpretations of the Act, additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, additional data collected and revisions to assumptions that the Company has made. Those adjustments may materially impact the Company’s provision for income taxes and effective tax rate in the period in which the adjustments are made. The accounting for the tax effects of the Tax Act will be completed in 2018.

6. Common stock buyback program:

The Company’s Board of Directors has approved purchases of the Company’s common stock under a buyback program (the “Buyback Program”) through December 31, 2018.  At June 30, 2018, there was approximately $41.5 million remaining for purchases under the Buyback Program.  During the three and six months ended June 30, 2017 the Company purchased 46,750 shares of its common stock for $1.8 million.  There were no purchases of common stock during the three and six months ended June 30, 2018.

7. Dividends on common stock:

Dividends are recorded as a reduction to retained earnings. Dividends on unvested restricted shares of common stock are paid as the awards vest. The Company’s initial quarterly dividend payment was made in the third quarter of 2012. On August 1, 2018, the Company’s Board of Directors approved the payment of a quarterly dividend of $0.54 per common share. This dividend for the third quarter of 2018 will be paid to holders of record on August 17, 2018. This estimated $24.3 million dividend payment is expected to be made on August 31, 2018.

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

8. Related party transactions:

Office leases

The Company’s headquarters is located in an office building owned by Sodium LLC whose owner is the Company’s Chief Executive Officer.  The fixed annual rent for the headquarters building is $1.0 million per year plus an allocation of taxes and utilities. The lease began in May 2015 and the lease term is for five years which is cancellable by the Company upon 60 days’ notice. The Company’s audit committee reviews and approves all transactions with related parties. The Company paid $0.5 million and $0.4 million in the three months ended June 30, 2018 and 2017 and $0.8 million, respectively, and $0.8 million in the six months ended June 30, 2018 and 2017, respectively, for rent and related costs (including taxes and utilities) to Sodium LLC for this lease.

9. Segment information:

The Company operates as one operating segment. The Company’s service revenue by geographic region and product class and long lived assets by geographic region are as follows (in thousands):

Three months Ended June 30, 2018 Revenues	On net	Off-net	Non-core	Total
North America	$74,088	$32,028	$149	$106,265
Europe	18,382	3,942	14	22,338
Asia Pacific	556	137	—	693
Total	$93,026	$36,107	$163	$129,296

Three months Ended June 30, 2017 Revenues	On net	Off-net	Non-core	Total
North America	$69,165	$30,275	$200	$99,640
Europe	16,156	3,614	11	19,781
Asia Pacific	265	91	—	356
Total	$85,586	$33,980	$211	$119,777

Six months Ended June 30, 2018 Revenues	On net	Off-net	Non-core	Total
North America	$147,144	$64,020	$313	$211,477
Europe	37,259	7,968	26	45,253
Asia Pacific	1,009	263	—	1,272
Total	$185,412	$72,251	$339	$258,002

Six months Ended June 30, 2017 Revenues	On net	Off-net	Non-core	Total
North America	$136,951	$60,123	$420	$197,494
Europe	31,723	7,090	23	38,836
Asia Pacific	499	152	—	651
Total	$169,173	$67,365	$443	$236,981

	June 30, 2018	December 31, 2017
Long lived assets, net
North America	$280,884	$282,112
Europe	101,516	99,194
Total	$382,400	$381,306

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

Our network is comprised of in-building riser facilities, metropolitan optical fiber networks, metropolitan traffic aggregation points and inter-city transport facilities. Our network is physically connected entirely through our facilities to 2,599 buildings in which we provide our on-net services, including 1,710 multi-tenant office buildings. We also provide on-net services in carrier-neutral data centers, Cogent controlled data centers and single-tenant office buildings. We operate 52 Cogent controlled data centers totaling 588,000 square feet. Because of our integrated network architecture, we are not dependent on local telephone companies or cable companies to serve our on-net customers. We emphasize the sale of our on-net services because we believe we have a competitive advantage in providing these services and these services generate gross profit margins that are greater than the gross profit margins of our off-net services.  However, over the past several years our off-net revenue has grown faster than our on-net revenue.

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

The growth in Internet traffic has a more significant impact on our net-centric customers who represent the vast majority of the traffic on our network and who tend to consume the majority of their allocated bandwidth on their connections. Net-centric customers tend to purchase their service on a price per megabit basis. Our corporate customers tend to utilize a small portion of their allocated bandwidth on their connections and tend to purchase their service on a per connection basis. Over the past several years, our revenue from corporate customers has grown faster than our revenue from net-centric customers.

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

Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017

The following summary table presents a comparison of our results of operations with respect to certain key financial measures. The comparisons illustrated in the table are discussed in greater detail below.

	Three months ended June 30,		Percent
	2018	2017	Change
	(in thousands)
Service revenue	$129,296	$119,777	7.9%
On-net revenue	93,026	85,586	8.7%
Off-net revenue	36,107	33,980	6.3%
Network operations expenses (1)	54,379	51,115	6.4%
Selling, general, and administrative expenses (2)	33,704	31,788	6.0%
Gains on equipment transactions	357	1,023	(65.1)%
Depreciation and amortization expenses	20,216	18,897	7.0%
Interest expense	12,373	12,090	2.3%
Income tax provision	2,618	3,608	(27.4)%

(1)         Includes equity-based compensation expenses of $232 and $141 in the three months ended June 30, 2018 and 2017, respectively.

(2)         Includes equity-based compensation expenses of $4,463 and $3,084 in the three months ended June 30, 2018 and 2017, respectively.

	Three Months Ended June 30,		Percent
	2018	2017	Change
Other Operating Data
Average Revenue Per Unit (ARPU)
ARPU—on net	$482	$509	(5.4)%
ARPU—off-net	$1,162	$1,232	(5.7)%
Average Price per Megabit — installed base	$0.87	$1.17	(25.4)%
Customer Connections—end of period
On-net	65,407	57,307	14.1%
Off-net	10,480	9,335	12.3%

Service Revenue. Our service revenue increased 7.9% for the three months ended June 30, 2018 from the three months ended June 30, 2017. The impact of exchange rates resulted in an increase in revenues for the three months ended June 30, 2018 of approximately $1.9 million.  All foreign currency comparisons herein reflect our second quarter 2018 results translated at the average foreign currency exchange rates for the second quarter of 2017.  We increased our total service revenue by increasing the number of sales representatives selling our services, by expanding our network, by adding additional buildings to our network, by increasing our penetration into the buildings connected to our network and by gaining market share by offering our services at lower prices than our competitors.  For the three months ended June 30, 2018 and 2017, on-net, off-net and non-core revenues represented 72.0%, 27.9% and 0.1% and 71.4%, 28.4% and 0.2% of our service revenue, respectively.

Revenue recognition standards include guidance relating to any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, gross receipts taxes, Universal Service Fund fees and certain state regulatory fees. We record these taxes billed to our customers on a gross basis (as service revenue and network operations expense) in our consolidated statements of operations. The impact of these taxes including the Universal Service Fund resulted in an increase in our revenues for the three months ended June 30, 2018 from the three months ended June 30, 2017 of approximately $0.4 million.

Our net-centric customers tend to purchase their service on a price per megabit basis. Our corporate customers tend to utilize a small portion of their allocated bandwidth on their connections and tend to purchase their service on a per connection basis. Revenues from our corporate and net centric customers represented 64.4% and 35.6% of total service revenue, respectively, for the three months ended June 30, 2018 and represented 62.2% and 37.8% of total service revenue, respectively, for the three months ended June 30, 2017.  Revenues from corporate customers increased 11.9% to $83.3 million for the three months ended June 30, 2018 from $74.4 million for the three months ended June 30, 2017 primarily due to an increase in our number of our corporate customers.  Revenues from our net-centric customers increased by 1.4% to $46.0 million for the three months ended June 30, 2018 from $45.3 million for the three months ended June 30, 2017 primarily due to an increase in our number of net-centric customers, partially offset by a decline in our average price per megabit. Our revenue from our net-centric customers has declined as a percentage of our total revenue and grew at a slower rate than our corporate customer revenue because net-centric customers purchase our services based upon a price per megabit basis and our average price per megabit declined by 25.4% from the three months ended June 30, 2017 to the three months ended June 30, 2018. Additionally, the net-centric market experiences a greater level of pricing pressure than the corporate market and net-centric customers who renew their service with us expect their renewed service to be at a lower price than their current price. We expect that our average price per megabit will continue to decline at similar rates which would result in our corporate revenues continuing to represent a greater portion of our total revenues and our net-centric revenues continuing to grow at a lower rate than our corporate revenues. Additionally, the impact of foreign exchange rates has a more significant impact on our net-centric revenues.

Our on-net revenues increased 8.7% for the three months ended June 30, 2018 from the three months ended June 30, 2017. We increased the number of our on-net customer connections by 14.1% at June 30, 2018 from June 30, 2017. On-net customer connections increased at a greater rate than on-net revenues primarily due to the 5.4% decline in our on-net ARPU, primarily from a decline in ARPU for our net centric customers. ARPU is determined by dividing revenue for the period by the average customer connections for that period. Our average price per megabit for our installed base of customers is determined by dividing the aggregate monthly recurring fixed charges for those customers by the aggregate committed data rate for the same customers. The decline in on-net ARPU is partly attributed to volume and term based pricing discounts. Additionally, on-net customers who cancel their service from our installed base of customers, in general, have an ARPU that is greater than the ARPU for our new customers due to declining prices primarily for our on-net services sold to our net-centric customers. These trends resulted in the reduction to our on-net ARPU and a 25.4% decline in our average price per megabit for our installed base of customers.

Our off-net revenues increased 6.3% for the three months ended June 30, 2018 from the three months ended June 30, 2017.  Our off-net revenues increased as we increased the number of our off-net customer connections by 12.3% at June 30, 2018 from June 30, 2017. Our off-net customer connections increased at a greater rate than our off-net revenue primarily due to the 5.7% decrease in our off-net ARPU.

Network Operations Expenses. Network operations expenses include the costs of personnel associated with service delivery, network management and customer support, network facilities costs, fiber and equipment maintenance fees, leased circuit costs, access and facilities fees paid to building owners and excise taxes billed to our customers and recorded on a gross basis. Non-cash equity-based compensation expense is included in network operations expenses consistent with the classification of the employee’s salary and other compensation. Our network operations expenses, including non-cash equity-based compensation expense, increased 6.4% for the three months ended June 30, 2018 from the three months ended June 30, 2017 as we are connected to 13.8% more customer connections and we were connected to 161 more on-net buildings as of June 30, 2018 compared to June 30, 2017.  The increase in network operations expense is primarily attributable to an increase in costs related to our network and facilities expansion activities and the increase in our off-net revenues. When we provide off-net services we also assume the cost of the associated tail circuits.

Selling, General, and Administrative (“SG&A”) Expenses. Our SG&A expenses, including non-cash equity-based compensation expense, increased by 6.0% for the three months ended June 30, 2018 from the three months ended June 30, 2017. Non-cash equity-based compensation expense is included in SG&A expenses consistent with the classification of the employee’s salary and other compensation and was $4.5 million for the three months ended June 30, 2018 and $3.1 million for the three months ended June 30, 2017. SG&A expenses increased primarily from an increase in salaries and related costs required to support our expansion and the increase in our sales efforts, partly offset by the impact of the new revenue accounting standard which requires us to capitalize certain commissions paid to our sales agents and sales employees.  Our sales force headcount increased from 559 at June 30, 2017 to 566 at June 30, 2018 and our total headcount increased from 909 at June 30, 2017 to 917 at June 30, 2018.

Gains on Equipment Transactions.  In the three months ended June 30, 2018 and June 30, 2017, we exchanged certain used network equipment and cash consideration for new network equipment resulting in gains of $0.3 million and $1.0 million, respectively, based upon the estimated fair value of the new network equipment less the carrying amount of the returned used network equipment and the cash paid. The reduction in gains from the three months ended June 30, 2017 to the three months ended June 30, 2018 was due to purchasing more equipment under the exchange program in the three months ended June 30, 2017 than the three months ended June 30, 2018.

Depreciation and Amortization Expenses. Our depreciation and amortization expense increased by 7.0% for the three months ended June 30, 2018 from the three months ended June 30, 2017. The increase is primarily due to the depreciation expense associated with the increase in deployed fixed assets.

Interest Expense. Interest expense results from interest incurred on our $375.0 million of senior secured notes, interest incurred on our $189.2 million of senior unsecured notes, interest on our installment payment agreement and interest on our capital lease obligations. Our interest expense increased by 2.3% for the three months ended June 30, 2018 from the three months ended June 30, 2017 primarily due to an increase in our capital lease obligations.

Income Tax Provision.  Our income tax provision was $2.6 million for the three months ended June 30, 2018 and $3.6 million for the three months ended June 30, 2017. The reduction is primarily due to the impact of the reduction in the corporate income tax rate from a maximum of 35% to a flat 21% rate that was effective on January 1, 2018.

Buildings On-net. As of June 30, 2018 and 2017, we had a total of 2,599 and 2,438 on-net buildings connected to our network, respectively. The increase in on-net buildings was a result of our disciplined network expansion program. We anticipate adding a similar number of buildings to our network for the next several years.

Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017

The following summary table presents a comparison of our results of operations with respect to certain key financial measures. The comparisons illustrated in the table are discussed in greater detail below.

	Six months ended June 30,		Percent
	2018	2017	Change
	(in thousands)
Service revenue	$258,002	$236,981	8.9%
On-net revenue	185,412	169,173	9.6%
Off-net revenue	72,251	67,365	7.3%
Network operations expenses (1)	109,252	101,778	7.3%
Selling, general, and administrative expenses (2)	67,227	63,252	6.3%
Gains on equipment transactions	475	3,146	(84.9)%
Depreciation and amortization expenses	40,004	37,435	6.9%
Interest expense	24,780	23,978	3.3%
Income tax provision	5,757	7,101	(18.9)%

(1)         Includes equity-based compensation expenses of $421 and $252 in the six months ended June 30, 2018 and 2017, respectively.

(2)         Includes equity-based compensation expenses of $8,058 and $5,620 in the six months ended June 30, 2018 and 2017, respectively.

	Six Months Ended June 30,		Percent
	2018	2017	Change
Other Operating Data
Average Revenue Per Unit (ARPU)
ARPU—on net	$488	$512	(4.7)%
ARPU—off-net	$1,179	$1,252	(5.9)%
Average Price per Megabit — installed base	$0.89	$1.18	(25.0)%
Customer Connections—end of period
On-net	65,407	57,307	14.1%
Off-net	10,480	9,335	12.3%

Service Revenue. Our service revenue increased 8.9% for the six months ended June 30, 2018 from the six months ended June 30, 2017. The impact of exchange rates resulted in an increase in revenues for the six months ended June 30, 2018 of approximately $5.2 million.  All foreign currency comparisons herein reflect our results for the six months ended June 30, 2018 translated at the average foreign currency exchange rates for the six months ended June 30, 2017.  We increased our total service revenue by increasing the number of sales representatives selling our services, by expanding our network, by adding additional buildings to our network, by increasing our penetration into the buildings connected to our network and by gaining market share by offering our services at lower prices than our competitors.  For the six months ended June 30, 2018 and 2017, on-net, off-net and non-core revenues represented 71.9%, 28.0% and 0.1% and 71.4%, 28.4% and 0.2% of our service revenue, respectively.

Revenue recognition standards include guidance relating to any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, gross receipts taxes, Universal Service Fund fees and certain state regulatory fees. We record these taxes billed to our customers on a gross basis (as service revenue and network operations expense) in our consolidated statements of operations. The impact of these taxes including the Universal Service Fund resulted in an increase in our revenues for the six months ended June 30, 2018 from the six months ended June 30, 2017 of approximately $1.0 million.

Our net-centric customers tend to purchase their service on a price per megabit basis. Our corporate customers tend to utilize a small portion of their allocated bandwidth on their connections and tend to purchase their service on a per connection basis. Revenues from our corporate and net centric customers represented 63.7% and 36.3% of total service revenue, respectively, for the six months ended June 30, 2018 and represented 62.0% and 38.0% of total service revenue, respectively, for the six months ended June 30, 2017.  Revenues from corporate customers increased 12.0% to $161.4 million for the six months ended June 30, 2018 from $146.8 million for the six months ended June 30, 2017 primarily due to an increase in our number of our corporate customers.  Revenues from our net-centric customers increased by 3.8% to $93.6 million for the six months ended June 30, 2018 from $90.2 million for the six months ended June 30, 2017 primarily due to an increase in our number of net-centric customers, partially offset by a decline in our average price per megabit. Our revenue from our net-centric customers has declined as a percentage of our total revenue and grew at a slower rate than our corporate customer revenue because net-centric customers purchase our services based upon a price per megabit basis and our average price per megabit declined by 25.0% from the six months ended June 30, 2017 to the six months ended June 30, 2018. Additionally, the net-centric market experiences a greater level of pricing pressure than the corporate market and net-centric customers who renew their service with us expect their renewed service to be at a lower price than their current price. We expect that our average price per megabit will continue to decline at similar rates which would result in our corporate revenues continuing to represent a greater portion of our total revenues and our net-centric revenues continuing to grow at a lower rate than our corporate revenues. Additionally, impact of foreign exchange rates has a more significant impact on our net-centric revenues.

Our on-net revenues increased 9.6% for the six months ended June 30, 2018 from the six months ended June 30, 2017. We increased the number of our on-net customer connections by 14.1% at June 30, 2018 from June 30, 2017. On-net customer connections increased at a greater rate than on-net revenues primarily due to the 4.7% decline in our on-net ARPU, primarily from a decline in ARPU for our net centric customers. ARPU is determined by dividing revenue for the period by the average customer connections for that period. Our average price per megabit for our installed base of customers is determined by dividing the aggregate monthly recurring fixed charges for those customers by the aggregate committed data rate for the same customers. The decline in on-net ARPU is partly attributed to volume and term based pricing discounts. Additionally, on-net customers who cancel their service from our installed base of customers, in general, have an ARPU that is greater than the ARPU for our new customers due to declining prices primarily for our on-net services sold to our net-centric customers. These trends resulted in the reduction to our on-net ARPU and a 25.0% decline in our average price per megabit for our installed base of customers.

Our off-net revenues increased 7.3% for the six months ended June 30, 2018 from the six months ended June 30, 2017.  Our off-net revenues increased as we increased the number of our off-net customer connections by 12.3% at June 30, 2018 from June 30, 2017. Our off-net customer connections increased at a greater rate than our off-net revenue primarily due to the 5.9% decrease in our off-net ARPU.

Network Operations Expenses. Network operations expenses include the costs of personnel associated with service delivery, network management and customer support, network facilities costs, fiber and equipment maintenance fees, leased circuit costs, access and facilities fees paid to building owners and excise taxes billed to our customers and recorded on a gross basis. Non-cash equity-based compensation expense is included in network operations expenses consistent with the classification of the employee’s salary and other compensation. Our network operations expenses, including non-cash equity-based compensation expense, increased 7.3% for the six months ended June 30, 2018 from the six months ended June 30, 2017 as we are connected to 13.8% more customer connections and we were connected to 161 more on-net buildings as of June 30, 2018 compared to June 30, 2017.  The increase in network operations expense is primarily attributable to an increase in costs related to our network and facilities expansion activities and the increase in our off-net revenues. When we provide off-net services we also assume the cost of the associated tail circuits.

Selling, General, and Administrative (“SG&A”) Expenses. Our SG&A expenses, including non-cash equity-based compensation expense, increased by 6.3% for the six months ended June 30, 2018 from the six months ended June 30, 2017. Non-cash equity-based compensation expense is included in SG&A expenses consistent with the classification of the employee’s salary and other compensation and was $8.1 million for the six months ended June 30, 2018 and $5.6 million for the six months ended June 30, 2017. SG&A expenses increased primarily from an increase in salaries and related costs required to support our expansion and the increase in our sales efforts, partly offset by the impact of the new revenue accounting standard which requires us to capitalize certain commissions paid to our sales agents and sales employees.  Our sales force headcount increased from 559 at June 30, 2017 to 566 at June 30, 2018 and our total headcount increased from 909 at June 30, 2017 to 917 at June 30, 2018.

Gains on Equipment Transactions.  In the six months ended June 30, 2018 and June 30, 2017, we exchanged certain used network equipment and cash consideration for new network equipment resulting in gains of $0.5 million and $3.1 million, respectively, based upon the estimated fair value of the new network equipment less the carrying amount of the returned used network equipment and the cash paid. The reduction in gains from the six months ended June 30, 2017 to the six months ended June 30, 2018 was due to purchasing more equipment under the exchange program in the six months ended June 30, 2017 than the six months ended June 30, 2018.

Depreciation and Amortization Expenses. Our depreciation and amortization expense increased by 6.9% for the six months ended June 30, 2018 from the six months ended June 30, 2017. The increase is primarily due to the depreciation expense associated with the increase in deployed fixed assets.

Interest Expense. Interest expense results from interest incurred on our $375.0 million of senior secured notes, interest incurred on our $189.2 million of senior unsecured notes, interest on our installment payment agreement and interest on our capital lease obligations. Our interest expense increased by 3.3% for the six months ended June 30, 2018 from the six months ended June 30, 2017 primarily due to an increase in our capital lease obligations.

Income Tax Provision.  Our income tax provision was $5.8 million for the six months ended June 30, 2018 and $7.1 million for the six months ended June 30, 2017. The reduction is primarily due to the impact of the reduction in the corporate income tax rate from a maximum of 35% to a flat 21% rate that was effective on January 1, 2018.

Buildings On-net. As of June 30, 2018 and 2017, we had a total of 2,599 and 2,438 on-net buildings connected to our network, respectively. The increase in on-net buildings was a result of our disciplined network expansion program. We anticipate adding a similar number of buildings to our network for the next several years.

Liquidity and Capital Resources

In assessing our liquidity, management reviews and analyzes our current cash balances, accounts receivable, accounts payable, accrued liabilities, capital expenditure commitments, and required capital lease and debt payments and other obligations.

Cash Flows

The following table sets forth our consolidated cash flows.

	Six months ended June 30,
(in thousands)	2018	2017
Net cash provided by operating activities	$61,450	$51,559
Net cash used in investing activities	(26,893)	(24,256)
Net cash used in financing activities	(55,918)	(47,287)
Effect of exchange rates changes on cash	(1,368)	2,157
Net decrease in cash and cash equivalents	$(22,729)	$(17,827)

Net Cash Provided by Operating Activities.  Our primary sources of operating cash are receipts from our customers who are billed on a monthly basis for our services. Our primary uses of operating cash are payments made to our vendors, employees and interest payments made to our capital lease vendors and our note holders. Our changes in cash provided by operating activities are primarily due to changes in our operating profit. Cash provided by operating activities for the six months ended June 30, 2018 and 2017 includes interest payments on our note obligations of $15.4 million and $15.4 million, respectively.

Net Cash Used In Investing Activities.  Our primary use of cash for investing activities is for purchases of property and equipment. Purchases of property and equipment were $26.9 million and $24.3 million for the six months ended June 30, 2018 and 2017, respectively. The changes in purchases of property and equipment are primarily due to the timing and scope of our network expansion activities including geographic expansion and adding buildings to our network.

Net Cash Used In Financing Activities.  Our primary uses of cash for financing activities are for principal payments under our capital lease obligations and our installment payment agreement, purchases of our common stock and dividend payments. Principal payments under our capital lease obligations were $6.1 million and $6.0 million for the six months ended June 30, 2018 and 2017, respectively. Principal payments under our installment payment agreement were $4.3 million and $1.0 million for the six months ended June 30, 2018 and 2017, respectively.  During the six months ended June 30, 2018 and 2017 we paid $46.6 million and $38.9 million, respectively, for our quarterly dividend payments. During the six months ended June 30, 2017 we paid $1.8 million for purchases of our common stock. There were no purchases of our common stock in the six months ended June 30, 2018.

Cash Position and Indebtedness

Our total indebtedness at June 30, 2018 was $736.5 million and our total cash and cash equivalents were $224.3 million. Our total indebtedness at June 30, 2018 includes $159.9 million of capital lease obligations for dark fiber under long term IRU agreements.

Summarized Financial Information of Holdings

Holdings is not a restricted subsidiary as defined under the indentures governing our 2021 Notes and our 2022 Notes.  Holdings is a guarantor under these notes.  Under the indentures we are required to disclose financial information of Holdings including its assets, liabilities and its operating results (“Holdings Financial Information”).  The Holdings Financial Information as of and for the six months ended June 30, 2018 is detailed below (in thousands).

June 30, 2018
(Unaudited)
Cash and cash equivalents	$17,182
Total assets	$17,182

Investment from subsidiaries	$167,690
Common stock	46
Accumulated deficit	(150,554)
Total equity	$17,182

Six Months Ended June 30, 2018
(Unaudited)
Equity-based compensation expense	9,309
Interest income	224
Net loss	$(9,085)

Common Stock Buyback Program

Our Board of Directors has approved purchases of our common stock under a buyback program (the “Buyback Program”).  During the three and six months ended June 30, 2017 we purchased 46,750 shares of our common stock for $1.8 million. There were no purchases of our common stock in the three and six months ended June 30, 2018.  As of June 30, 2018, there was a total of $41.5 million available under the Buyback Program which is authorized to continue through December 31, 2018.

Dividends on Common Stock and Return of Capital Program

Dividends are recorded as a reduction to retained earnings. Dividends on unvested restricted shares of common stock are paid as the awards vest. Our initial quarterly dividend payment was made in the third quarter of 2012. On August 1, 2018, our Board of Directors approved the payment of our quarterly dividend of $0.54 per common share. This dividend for the third quarter of 2018 will be paid to holders of record on August 17, 2018. This estimated $24.3 million dividend payment is expected to be made on August 31, 2018.

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

Critical Accounting Policies and Significant Estimates

Management believes that as of June 30, 2018, there have been no material changes to our critical accounting policies and significant estimates from those listed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2017.

Recent Accounting Pronouncements

Recent Accounting Pronouncements—to be Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 will replace most existing lease accounting guidance when it becomes effective. ASU 2016-02 is effective for us beginning on January 1, 2019. Early application is permitted. In January 2018 the FASB issued a Proposed Accounting Standards Update which, among other changes would allow a company to elect to adopt ASU 2016-02 using a cumulative effect adjustment to the opening balance of its retained earnings on the adoption date. ASU 2016-02 will require us to record a right to use asset and a lease liability for most of our leases, including our leases currently treated as operating leases. We are evaluating the effect that ASU 2016-02 will have on our consolidated financial statements and related disclosures and we will elect to apply certain practical expedients. We have not yet determined the effect of ASU 2016-02 on our ongoing financial reporting or quantified the impact to our balance sheet, however we do expect the right to use asset and lease liability recorded will be material. We do not expect to early adopt ASU 2016-02 and we anticipate adopting ASU 2016-02 using the cumulative effect method, if approved.

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

ITEM 3.                             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management believes that as of June 30, 2018, there have been no material changes to our exposures to market risk from those disclosed in Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” of our annual report on Form 10-K for the year ended December 31, 2017.

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

ITEM 2.                             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Board of Directors has authorized a plan to permit the repurchase of our common stock in negotiated and open market transactions through December 31, 2018. We may purchase shares from time to time depending on market, economic, and other factors. There were no purchases of our common stock during the second quarter of 2018.

ITEM 6.                             EXHIBITS.

(a) Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer (furnished herewith)
32.2	Certification of Chief Financial Officer (furnished herewith)
101.1

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 2, 2018	COGENT COMMUNICATIONS HOLDINGS, INC.

	By:	/s/ David Schaeffer
		Name:	David Schaeffer
		Title:	Chief Executive Officer

Date: August 2, 2018	By:	/s/ Thaddeus G. Weed
		Name:	Thaddeus G. Weed
		Title:	Chief Financial Officer (Principal Accounting Officer)