Form 10-Q
period 2018-09-30
COGENT COMMUNICATIONS HOLDINGS, INC.
filed 2018-11-01
CIK 1158324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Common Stock, $.001 par value 46,471,871 Shares Outstanding as of October 31, 2018

INDEX

	PART I FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Condensed Consolidated Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets of Cogent Communications Holdings, Inc., and Subsidiaries as of September 30, 2018 (Unaudited) and December 31, 2017	3
	Condensed Consolidated Statements of Comprehensive Income of Cogent Communications Holdings, Inc., and Subsidiaries for the Three Months Ended September 30, 2018 and September 30, 2017 (Unaudited)	4
	Condensed Consolidated Statements of Comprehensive Income of Cogent Communications Holdings, Inc., and Subsidiaries for the Nine Months Ended September 30, 2018 and September 30, 2017 (Unaudited)	5
	Condensed Consolidated Statements of Cash Flows of Cogent Communications Holdings, Inc., and Subsidiaries for the Nine Months Ended September 30, 2018 and September 30, 2017 (Unaudited)	6
	Notes to Interim Condensed Consolidated Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures	21

	PART II OTHER INFORMATION

Item 1.	Legal Proceedings	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 6.	Exhibits	22
SIGNATURES		22
CERTIFICATIONS

PART I FINANCIAL INFORMATION

ITEM 1.                 FINANCIAL STATEMENTS

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2018 AND DECEMBER 31, 2017

(IN THOUSANDS, EXCEPT SHARE DATA)

	September 30, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$284,558	$247,011
Accounts receivable, net of allowance for doubtful accounts of $1,614 and $1,499, respectively	40,993	39,096
Prepaid expenses and other current assets	32,956	20,011
Total current assets	358,507	306,118
Property and equipment, net	381,004	381,282
Deferred tax assets	6,326	17,616
Deposits and other assets	11,482	5,572
Total assets	$757,319	$710,588

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,262	$11,592
Accrued and other current liabilities	46,728	47,947
Installment payment agreement, current portion, net of discount of $450 and $337, respectively	8,617	7,816
Current maturities, capital lease obligations	8,665	7,171
Total current liabilities	72,272	74,526
Senior secured 2022 notes, net of unamortized debt costs of $2,887 and $1,870, respectively and including premium of $1,507 and $382, respectively	443,620	373,512
Senior unsecured 2021 notes, net of unamortized debt costs of $1,625 and $2,060, respectively	187,600	187,165
Capital lease obligations, net of current maturities	152,954	150,333
Other long term liabilities	26,717	27,596
Total liabilities	883,163	813,132
Commitments and contingencies:
Stockholders’ equity:
Common stock, $0.001 par value; 75,000,000 shares authorized; 46,461,371 and 45,960,799 shares issued and outstanding, respectively	46	46
Additional paid-in capital	472,817	456,696
Accumulated other comprehensive income — foreign currency translation	(8,672)	(4,600)
Accumulated deficit	(590,035)	(554,686)
Total stockholders’ deficit	(125,844)	(102,544)
Total liabilities and stockholders’ deficit	$757,319	$710,588

The accompanying notes are an integral part of these condensed consolidated balance sheets.

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018 AND SEPTEMBER 30, 2017

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017
	(Unaudited)	(Unaudited)
Service revenue	$130,139	$122,969
Operating expenses:
Network operations (including $250 and $179 of equity-based compensation expense, respectively, exclusive of depreciation and amortization shown separately below)	54,615	53,584
Selling, general, and administrative (including $4,571 and $3,555 of equity-based compensation expense, respectively)	33,409	32,915
Depreciation and amortization	20,276	19,147
Total operating expenses	108,300	105,646
Gains on equipment transactions	416	397
Operating income	22,255	17,720
Interest income and other, net	1,937	1,632
Interest expense	(12,767)	(12,266)
Income before income taxes	11,425	7,086
Income tax provision	(3,194)	(3,436)
Net income	$8,231	$3,650

Comprehensive income:
Net income	$8,231	$3,650
Foreign currency translation adjustment	(485)	3,790
Comprehensive income	$7,746	$7,440

Net income per common share:
Basic and diluted net income per common share	$0.18	$0.08

Dividends declared per common share	$0.54	$0.46

Weighted-average common shares - basic	45,105,830	44,767,163

Weighted-average common shares - diluted	45,699,635	45,118,607

The accompanying notes are an integral part of these condensed consolidated statements.

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND SEPTEMBER 30, 2017

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
	(Unaudited)	(Unaudited)
Service revenue	$388,144	$359,949
Operating expenses:
Network operations (including $671 and $431 of equity-based compensation expense, respectively, exclusive of depreciation and amortization shown separately below)	163,868	155,362
Selling, general, and administrative (including $12,629 and $9,175 of equity-based compensation expense, respectively)	100,637	96,165
Depreciation and amortization	60,280	56,583
Total operating expenses	324,785	308,110
Gains on equipment transactions	891	3,543
Operating income	64,250	55,382
Interest income and other, net	3,817	3,502
Interest expense	(37,547)	(36,245)
Income before income taxes	30,520	22,639
Income tax provision	(8,953)	(10,536)
Net income	$21,567	$12,103

Comprehensive income:
Net income	$21,567	$12,103
Foreign currency translation adjustment	(4,072)	11,281
Comprehensive income	$17,495	$23,384

Net income per common share:
Basic net income per common share	$0.48	$0.27
Diluted net income per common share	$0.47	$0.27

Dividends declared per common share	$1.56	$1.32

Weighted-average common shares - basic	45,096,472	44,787,067

Weighted-average common shares - diluted	45,591,217	45,083,765

The accompanying notes are an integral part of these condensed consolidated statements.

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND SEPTEMBER 30, 2017

(IN THOUSANDS)

	Nine months Ended September 30, 2018	Nine months Ended September 30, 2017
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$21,567	$12,103
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60,280	56,583
Amortization of debt discount and premium	1,126	899
Equity-based compensation expense (net of amounts capitalized)	13,300	9,606
Gains — equipment transactions and other, net	(727)	(4,394)
Deferred income taxes	7,527	9,835
Changes in operating assets and liabilities:
Accounts receivable	(2,280)	(4,317)
Prepaid expenses and other current assets	(663)	645
Accounts payable, accrued liabilities and other long-term liabilities	(5,473)	(1,411)
Deposits and other assets	(1,462)	793
Net cash provided by operating activities	93,195	80,342
Cash flows from investing activities:
Purchases of property and equipment	(39,000)	(35,183)
Net cash used in investing activities	(39,000)	(35,183)
Cash flows from financing activities:
Dividends paid	(71,371)	(59,824)
Net proceeds from issuance of 2022 secured notes — net of debt costs of $1,363	69,862	—
Purchases of common stock	—	(1,829)
Proceeds from exercises of stock options	1,520	919
Principal payments on installment payment agreement	(6,888)	(2,183)
Principal payments of capital lease obligations	(8,158)	(9,368)
Net cash used in financing activities	(15,035)	(72,285)
Effect of exchange rates changes on cash	(1,613)	3,572
Net increase (decrease) in cash and cash equivalents	37,547	(23,554)
Cash and cash equivalents, beginning of period	247,011	274,319
Cash and cash equivalents, end of period	$284,558	$250,765
Supplemental disclosure of non-cash investing and financing activities:
Non-cash component of network equipment obtained in exchange transactions	$876	$3,509
PP&E obtained for installment payment agreement	$8,609	$6,577
Capital lease obligations incurred	$15,074	$18,105

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

Financial instruments

At September 30, 2018, the carrying amount of cash and cash equivalents, accounts receivable, prepaid and other current assets, accounts payable and accrued expenses approximated fair value because of the short-term nature of these instruments. The Company measures its cash equivalents at amortized cost, which approximates fair value based upon quoted market prices (Level 1). Based upon recent trading prices (Level 2 — market approach) at September 30, 2018 the fair value of the Company’s $189.2 million senior unsecured notes was $190.6 million and the fair value of the Company’s $445.0 million senior secured notes was $449.5 million.

Gross receipts taxes, universal service fund and other surcharges

Revenue recognition standards include guidance relating to taxes or surcharges assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer and may include, but are not limited to, gross receipts taxes, excise taxes, Universal Service Fund fees and certain state regulatory fees. Such charges may be presented gross or net based upon the Company’s accounting policy election. The Company records certain excise taxes and surcharges on a gross basis and includes them in its revenues and costs of network operations. Excise taxes and surcharges billed to customers and recorded on a gross basis (as service revenue and network operations expense) were $3.0 million and $2.7 million for the three months ended September 30, 2018 and September 30, 2017, respectively, and $9.3 million and $8.0 million for the nine months ended September 30, 2018 and September 30, 2017, respectively.

Basic and diluted net income per common share

Basic earnings per share (“EPS”) excludes dilution for common stock equivalents and is computed by dividing net income or (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock outstanding during each period, adjusted for the effect of dilutive common stock equivalents.  Shares of restricted stock are included in the computation of basic EPS as they vest and are included in diluted EPS, to the extent they are dilutive, determined using the treasury stock method. The Company’s employees exercised options for 14,057 and 12,743 common shares for the three months ended September 30, 2018 and 2017, and exercised options for 44,753 and 30,656 common shares for the nine months ended September 30, 2018 and 2017, respectively.

The following details the determination of diluted weighted average shares:

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Weighted average common shares - basic	45,105,830	44,767,163	45,096,472	44,787,067
Dilutive effect of stock options	39,488	32,399	34,644	29,061
Dilutive effect of restricted stock	554,317	319,045	460,101	267,637
Weighted average common shares - diluted	45,699,635	45,118,607	45,591,217	45,083,765

The following details unvested shares of restricted common stock as well as the anti-dilutive effects of stock options and restricted stock awards outstanding:

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017

Unvested shares of restricted common stock	1,350,320	1,175,235	1,350,320	1,175,235
Anti-dilutive options for common stock	30,836	54,908	47,422	52,064
Anti-dilutive shares of restricted common stock	—	195	1,348	99,737

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

Financial Statement Line Items	As Reported September 30, 2018	Balances Without the Adoption of ASC 606
Balance Sheet
Prepaid expenses and other current assets	$32,956	$19,873
Deposits and other assets	$11,482	$6,072
Deferred tax assets	$6,326	$10,128
Accrued and other current liabilities	$46,728	$46,504
Other long term liabilities	$26,717	$27,865
Accumulated deficit	$(590,035)	$(604,588)
Statement of Comprehensive Income
Three months ended September 30, 2018
Service revenue	$130,139	$129,964
Selling, general and administrative expenses	$33,409	$33,331
Operating income	$22,255	$22,158
Net income	$8,231	$8,134
Basic earnings per share	$0.18	$0.18
Diluted earnings per share	$0.18	$0.18
Comprehensive income	$7,746	$7,649
Statement of Comprehensive Income
Nine months ended September 30, 2018
Service revenue	$388,144	$388,112
Selling, general and administrative expenses	$100,637	$101,962
Operating income	$64,250	$62,893
Net income	$21,567	$20,210
Basic earnings per share	$0.48	$0.45
Diluted earnings per share	$0.47	$0.44
Comprehensive income	$17,495	$16,209

	September 30, 2018	At Adoption — January 1, 2018

Customer contract costs — current portion (included in prepaid and other current assets)	$13,083	$11,893
Customer contract costs — non-current portion (included in deposits and other assets)	5,410	5,400
Deferred revenue — current portion (included in accrued and other current liabilities)	4,280	3,846
Deferred revenue — non-current portion (included in other long-term liabilities)	1,762	2,865

Service revenue recognized from amounts in deferred revenue at the beginning of the period during the three months ended September 30, 2018 was $1.9 million and during the nine months ended September 30, 2018 was $5.8 million.  Amortization expense for contract costs was $4.2 million for the three months ended September 30, 2018 and $12.5 million for the nine months ended September 30, 2018.

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

Recent Accounting Pronouncements—to be Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 will replace most existing lease accounting guidance when it becomes effective. ASU 2016-02 is effective for the Company beginning on January 1, 2019. Early application is permitted. In July 2018 the FASB approved an Accounting Standards Update which, among other changes, allows a company to elect to adopt ASU 2016-02 using a cumulative effect adjustment to the opening balance of its retained earnings on the adoption date. ASU 2016-02 will require the Company to record a right to use asset and a lease liability for most of its leases, including its leases currently treated as operating leases. The Company is continuing to evaluate the effect that ASU 2016-02 will have on its consolidated financial statements and related disclosures and the Company will elect to apply certain practical expedients. The Company estimates that the effect of ASU 2016-02 would be to record a right to use asset and lease liability totaling approximately $95 million. The estimated lease liability is not considered a liability under the consolidated leverage ratio calculations in the indentures governing the Company’s senior unsecured and senior secured note obligations. The Company will not early adopt ASU 2016-02 and will adopt the standard using the modified retrospective approach with a cumulative-effect adjustment on January 1, 2019.

In September 2016, the FASB issued ASU No. 2016-13, “Financial Instruments — Credit Losses: Measurement of Credit Losses on Financial Instruments.”  This guidance is intended to introduce a revised approach to the recognition and measurement of credit losses, emphasizing an updated model based on expected losses rather than incurred losses. This new standard is effective for annual and interim reporting periods beginning after December 15, 2019 and early adoption is permitted. The Company is currently evaluating the impact that this guidance may have on its financial statements and related disclosures.

2. Property and equipment:

Depreciation and amortization expense related to property and equipment and capital leases was $20.3 million and $19.1 million for the three months ended September 30, 2018, and 2017 respectively, and $60.3 million and $56.6 million for the nine months ended September 30, 2018 and 2017, respectively. The Company capitalized salaries and related benefits of employees working directly on the construction and build-out of its network of $2.6 million and $2.5 million for the three months ended September 30, 2018 and 2017, respectively, and $7.9 million and $7.2 million for the nine months ended September 30, 2018 and 2017, respectively.

Exchange agreement

In the three and nine months ended September 30, 2018 and 2017, the Company exchanged certain used network equipment and cash consideration for new network equipment. The fair value of the equipment received was estimated to be $1.5 million and $1.0 million for the three months ended September 30, 2018 and 2017, respectively, and $3.0 million and $7.9 million for the nine months ended September 30, 2018 and 2017, respectively and after considering the cash component the transactions resulted in gains of $0.4 million and $0.4 million for the three months ended September 30, 2018 and 2017, respectively, and $0.9 million and $3.5 million for the nine months ended September 30, 2018 and 2017, respectively. The estimated fair value of the equipment received was based upon the cash consideration price the Company pays for the new network equipment on a standalone basis (Level 3).

Installment payment agreement

In March 2015, the Company entered into an installment payment agreement (“IPA”) with a vendor.  Under the IPA the Company may purchase network equipment in exchange for interest free note obligations each with a twenty-four month term.  There are no payments under each note obligation for the first nine months followed by eighteen equal installment payments for the remaining eighteen month term. As of September 30, 2018, and December 31, 2017 there was $12.5 million and $10.7 million, respectively, of note obligations outstanding under the IPA, secured by the related equipment.  The Company recorded the assets purchased and the net present value of the note obligation utilizing an imputed interest rate.  The resulting discount was $0.5 million and $0.4 million as of September 30, 2018 and December 31, 2017, respectively, and is being amortized over the note term using the effective interest rate method.

3. Long-term debt:

Limitations under the indentures

The Company has $189.2 million of senior notes and $445.0 million of senior secured notes outstanding.  The $189.2 million of senior notes are due on April 15, 2021 (the “2021 Notes”) and bear interest at a rate of 5.625% per year. Interest is paid semi-annually on April 15 and October 15.  The $445.0 million of senior secured notes are due on March 1, 2022 (the “2022 Notes”) and bear interest at a rate of 5.375% per year. Interest is paid semi-annually on March 1 and September 1. In August 2018, the Company issued an additional $70.0 million par value of its 2022 Notes at a premium of 101.75% of par value increasing the par value outstanding from $375.0 million to $445.0 million. The Company received net proceeds of $69.9 million after deducting $1.4 million of offering costs. The $1.2 million premium and offering costs are being amortized to interest expense to the maturity date using the effective interest rate method. The net proceeds from this offering are intended to be used for general corporate purposes.

The indentures governing the 2022 Notes and 2021 Notes, among other things, limit the ability of Group (the company owned by Holdings which owns the operating companies) to incur indebtedness; to pay dividends or make other distributions; to make certain investments and other restricted payments; to create liens; consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; to incur restrictions on the ability of a subsidiary to pay dividends or make other payments; and to enter into certain transactions with its affiliates. Limitations on the ability to incur additional indebtedness (excluding IRU agreements incurred in the normal course of business) include a restriction on incurring additional indebtedness if Group’s consolidated leverage ratio, as defined in the indentures, is greater than 5.0. The indentures prohibit certain payments, such as dividends and stock purchases, when Group’s consolidated leverage ratio, as defined by the indentures, is greater than 4.25. A certain amount of such unrestricted payments is permitted notwithstanding this prohibition. The unrestricted payment amount may be increased by Group’s consolidated cash flow, as defined in the indentures, as long as the Group’s consolidated leverage ratio is less than 4.25. Group’s consolidated leverage ratio was above 4.25 as of September 30, 2018.  As of September 30, 2018, a total of $163.5 million ($162.2 million held by Holdings in cash) was permitted for investment payments including dividends to Holdings.

4. Commitments and contingencies:

Current and potential litigation

In accordance with the accounting guidance for contingencies, the Company accrues its estimate of a contingent liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Where it is probable that a liability has been incurred and there is a range of expected loss for which no amount in the range is more likely than any other amount, the Company accrues at the low end of the range. The Company reviews its accruals at least quarterly and adjusts them to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular matter. The Company has taken certain positions related to its obligations for leased circuits for which it is reasonably possible could result in a loss of up to $2.8 million in excess of the amount accrued at September 30, 2018.

The Company is engaged in an arbitration proceeding in Spain in which a former provider of optical fiber to the Company is seeking approximately $9 million for the Company’s early termination of the optical fiber leases, which amount the Company accrued in 2015. The Company has counterclaimed for damages and is contesting its obligation to pay the termination liability in an arbitration proceeding in Spain. The arbitration is being conducted by the Civil and Commercial Arbitration Court (CIMA) in Madrid, Spain.

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

5. Income taxes:

The components of income before income taxes consist of the following (in thousands):

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017

Domestic	$16,652	$12,210	$46,234	$37,266
Foreign	(5,227)	(5,124)	(15,714)	(14,627)
Total	$11,425	$7,086	$30,520	$22,639

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

6. Common stock buyback program:

The Company’s Board of Directors has approved purchases of the Company’s common stock under a buyback program (the “Buyback Program”) through December 31, 2019.  At September 30, 2018, there was approximately $41.5 million remaining for purchases under the Buyback Program.  During the nine months ended September 30, 2017 the Company purchased 46,750 shares of its common stock for $1.8 million.  There were no purchases of common stock during the three and nine months ended September 30, 2018.

7. Dividends on common stock:

Dividends are recorded as a reduction to retained earnings. Dividends on unvested restricted shares of common stock are paid as the awards vest. The Company’s initial quarterly dividend payment was made in the third quarter of 2012. On October 31, 2018, the Company’s Board of Directors approved the payment of a quarterly dividend of $0.56 per common share. This dividend for the fourth quarter of 2018 will be paid to holders of record on November 16, 2018. This estimated $25.3 million dividend payment is expected to be made on November 30, 2018.

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

8. Related party transactions:

Office leases

The Company’s headquarters is located in an office building owned by Sodium LLC whose owner is the Company’s Chief Executive Officer.  The fixed annual rent for the headquarters building is $1.0 million per year plus an allocation of taxes and utilities. The lease began in May 2015 and the lease term is for five years which is cancellable by the Company upon 60 days’ notice. The Company’s audit committee reviews and approves all transactions with related parties. The Company paid $0.5 million and $0.4 million in the three months ended September 30, 2018 and 2017, respectively, and $1.3 million and $1.3 million in the nine months ended September 30, 2018 and 2017, respectively, for rent and related costs (including taxes and utilities) to Sodium LLC for this lease.

9. Segment information:

The Company operates as one operating segment. The Company’s service revenue by geographic region and product class and long lived assets by geographic region are as follows (in thousands):

Three months Ended September 30, 2018 Revenues	On net	Off-net	Non-core	Total
North America	$75,245	$32,111	$131	$107,487
Europe	17,869	3,945	16	21,830
Asia Pacific	676	146	—	822
Total	$93,790	$36,202	$147	$130,139

Three months Ended September 30, 2017 Revenues	On net	Off-net	Non-core	Total
North America	$70,313	$30,941	$196	$101,450
Europe	17,279	3,833	10	21,122
Asia Pacific	306	91	—	397
Total	$87,898	$34,865	$206	$122,969

Nine months Ended September 30, 2018 Revenues	On net	Off-net	Non-core	Total
North America	$222,391	$96,131	$444	$318,966
Europe	55,128	11,913	42	67,083
Asia Pacific	1,686	409	—	2,095
Total	$279,205	$108,453	$486	$388,144

Nine months Ended September 30, 2017 Revenues	On net	Off-net	Non-core	Total
North America	$207,263	$91,064	$615	$298,942
Europe	49,003	10,923	33	59,959
Asia Pacific	805	243	—	1,048
Total	$257,071	$102,230	$648	$359,949

	September 30, 2018	December 31, 2017
Long lived assets, net
North America	$279,382	$282,112
Europe	101,283	99,194
Total	$380,665	$381,306

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

Our network is comprised of in-building riser facilities, metropolitan optical fiber networks, metropolitan traffic aggregation points and inter-city transport facilities. Our network is physically connected entirely through our facilities to 2,635 buildings in which we provide our on-net services, including 1,720 multi-tenant office buildings. We also provide on-net services in carrier-neutral data centers, Cogent controlled data centers and single-tenant office buildings. We operate 52 Cogent controlled data centers totaling 588,000 square feet. Because of our integrated network architecture, we are not dependent on local telephone companies or cable companies to serve our on-net customers. We emphasize the sale of our on-net services because we believe we have a competitive advantage in providing these services and these services generate gross profit margins that are greater than the gross profit margins of our off-net services.

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

The growth in Internet traffic has a more significant impact on our net-centric customers who represent the vast majority of the traffic on our network and who tend to consume the majority of their allocated bandwidth on their connections. Net-centric customers tend to purchase their service on a price per megabit basis. Our corporate customers tend to utilize a small portion of their allocated bandwidth on their connections and tend to purchase their service on a per connection basis. Over the past several years, our revenue from corporate customers has grown faster than our revenue from our net-centric customers.

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

Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017

The following summary table presents a comparison of our results of operations with respect to certain key financial measures. The comparisons illustrated in the table are discussed in greater detail below.

	Three months ended September 30,		Percent
	2018	2017	Change
	(in thousands)
Service revenue	$130,139	$122,969	5.8%
On-net revenue	93,790	87,898	6.7%
Off-net revenue	36,202	34,865	3.8%
Network operations expenses (1)	54,615	53,584	1.9%
Selling, general, and administrative expenses (2)	33,409	32,915	1.5%
Gains on equipment transactions	416	397	4.8%
Depreciation and amortization expenses	20,276	19,147	5.9%
Interest expense	12,767	12,266	4.1%
Income tax provision	3,194	3,436	(7.0)%

(1)          Includes equity-based compensation expenses of $250 and $179 in the three months ended September 30, 2018 and 2017, respectively.

(2)          Includes equity-based compensation expenses of $4,571 and $3,555 in the three months ended September 30, 2018 and 2017, respectively.

	Three Months Ended September 30,		Percent
	2018	2017	Change
Other Operating Data
Average Revenue Per Unit (ARPU)
ARPU—on net	$471	$502	(6.2)%
ARPU—off-net	$1,140	$1,220	(6.6)%
Average Price per Megabit — installed base	$0.78	$1.08	(27.6)%
Customer Connections—end of period
On-net	67,370	59,357	13.5%
Off-net	10,698	9,724	10.0%

Service Revenue. Our service revenue increased 5.8% for the three months ended September 30, 2018 from the three months ended September 30, 2017. The impact of exchange rates resulted in a decrease in revenues for the three months ended September 30, 2018 of approximately $0.4 million.  Any foreign currency comparisons herein reflect our third quarter 2018 results translated at the average foreign currency exchange rates for the third quarter of 2017.  We increased our total service revenue by increasing the number of sales representatives selling our services, by expanding our network, by adding additional buildings to our network, by increasing our penetration into the buildings connected to our network and by gaining market share by offering our services at lower prices than our competitors.

Revenue recognition standards include guidance relating to any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, gross receipts taxes, Universal Service Fund fees and certain state regulatory fees. We record these taxes billed to our customers on a gross basis (as service revenue and network operations expense) in our consolidated statements of operations. The impact of these taxes including the Universal Service Fund resulted in an increase in our revenues for the three months ended September 30, 2018 from the three months ended September 30, 2017 of approximately $0.3 million.

Our net-centric customers tend to purchase their service on a price per megabit basis. Our corporate customers tend to utilize a small portion of their allocated bandwidth on their connections and tend to purchase their service on a per connection basis. Revenues from our corporate and net-centric customers represented 65.7% and 34.3% of total service revenue, respectively, for the three months ended September 30, 2018 and represented 62.2% and 37.8% of total service revenue, respectively, for the three months ended September 30, 2017.  Revenues from corporate customers increased 11.8% to $85.5 million for the three months ended September 30, 2018 from the three months ended September 30, 2017 primarily due to an increase in our number of our corporate customers.  Revenues from our net-centric customers decreased by 4.0% to $44.6 million for the three months ended September 30, 2018 from the three months ended September 30, 2017 primarily due to an increase in our number of net-centric customers being offset by a decline in our average price per megabit. Our revenue from our net-centric customers has declined as a percentage of our total revenue and grew at a slower rate than our corporate customer revenue because net-centric customers purchase our services based upon a price per megabit basis and our average price per megabit declined by 27.6% from the three months ended September 30, 2017 to the three months ended September 30, 2018. Additionally, the net-centric market experiences a greater level of pricing pressure than the corporate market and net-centric customers who renew their service with us expect their renewed service to be at a lower price than their current price. We expect that our average price per megabit will continue to decline at similar rates which would result in our corporate revenues continuing to represent a greater portion of our total revenues and our net-centric revenues continuing to grow at a lower rate than our corporate revenues. Additionally, the impact of foreign exchange rates has a more significant impact on our net-centric revenues.

Our on-net revenues increased 6.7% for the three months ended September 30, 2018 from the three months ended September 30, 2017. We increased the number of our on-net customer connections by 13.5% at September 30, 2018 from September 30, 2017. On-net customer connections increased at a greater rate than on-net revenues primarily due to the 6.2% decline in our on-net ARPU, primarily from a decline in ARPU for our net-centric customers. ARPU is determined by dividing revenue for the period by the average customer connections for that period. Our average price per megabit for our installed base of customers is determined by dividing the aggregate monthly recurring fixed charges for those customers by the aggregate committed data rate for the same customers. The decline in on-net ARPU is partly attributed to volume and term based pricing discounts. Additionally, on-net customers who cancel their service from our installed base of customers, in general, have an ARPU that is greater than the ARPU for our new customers due to declining prices primarily for our on-net services sold to our net-centric customers. These trends resulted in the reduction to our on-net ARPU and a 27.6% decline in our average price per megabit for our installed base of customers.

Our off-net revenues increased 3.8% for the three months ended September 30, 2018 from the three months ended September 30, 2017.  Our off-net revenues increased as we increased the number of our off-net customer connections by 10.0% at September 30, 2018 from September 30, 2017. Our off-net customer connections increased at a greater rate than our off-net revenue primarily due to the 6.6% decrease in our off-net ARPU.

Network Operations Expenses. Network operations expenses include the costs of personnel associated with service delivery, network management and customer support, network facilities costs, fiber and equipment maintenance fees, leased circuit costs, access and facilities fees paid to building owners and excise taxes billed to our customers and recorded on a gross basis. Non-cash equity-based compensation expense is included in network operations expenses consistent with the classification of the employee’s salary and other compensation. Our network operations expenses, including non-cash equity-based compensation expense, increased 1.9% for the three months ended September 30, 2018 from the three months ended September 30, 2017 as we are connected to 12.9% more customer connections and we were connected to 163 more on-net buildings as of September 30, 2018 compared to September 30, 2017.  The increase in network operations expense is primarily attributable to an increase in costs related to our network and facilities expansion activities and the increase in our off-net revenues. When we provide off-net services we also assume the cost of the associated tail circuits.

Selling, General, and Administrative (“SG&A”) Expenses. Our SG&A expenses, including non-cash equity-based compensation expense, increased by 1.5% for the three months ended September 30, 2018 from the three months ended September 30, 2017. Non-cash equity-based compensation expense is included in SG&A expenses consistent with the classification of the employee’s salary and other compensation and was $4.6 million for the three months ended September 30, 2018 and $3.6 million for the three months ended September 30, 2017. SG&A expenses increased primarily from an increase in salaries and related costs required to support our expansion and the increase in our sales efforts, partly offset by the impact of the new revenue accounting standard which requires us to capitalize certain commissions paid to our sales agents and sales employees.  Our sales force headcount increased from 565 at September 30, 2017 to 583 at September 30, 2018 and our total headcount increased from 919 at September 30, 2017 to 938 at September 30, 2018.

Gains on Equipment Transactions.  In the three months ended September 30, 2018 and September 30, 2017, we exchanged certain used network equipment and cash consideration for new network equipment resulting in gains of $0.4 million and $0.4 million, respectively, based upon the estimated fair value of the new network equipment less the carrying amount of the returned used network equipment and the cash paid.

Depreciation and Amortization Expenses. Our depreciation and amortization expense increased by 5.9% for the three months ended September 30, 2018 from the three months ended September 30, 2017. The increase is primarily due to the depreciation expense associated with the increase in deployed fixed assets.

Interest Expense. Interest expense results from interest incurred on our $445.0 million of senior secured notes, interest incurred on our $189.2 million of senior unsecured notes, interest on our installment payment agreement and interest on our capital lease obligations. Our interest expense increased by 4.1% for the three months ended September 30, 2018 from the three months ended September 30, 2017 primarily due to the issuance of $70.0 million of senior secured notes in August 2018 and an increase in our capital lease obligations.

Income Tax Provision.  Our income tax provision was $3.2 million for the three months ended September 30, 2018 and $3.4 million for the three months ended September 30, 2017. The reduction is primarily due to the impact of the reduction in the corporate income tax rate from a maximum of 35% to a flat 21% rate that was effective on January 1, 2018.

Buildings On-net. As of September 30, 2018 and 2017, we had a total of 2,635 and 2,472 on-net buildings connected to our network, respectively. The increase in on-net buildings was a result of our disciplined network expansion program. We anticipate adding a similar number of buildings to our network for the next several years.

Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017

The following summary table presents a comparison of our results of operations with respect to certain key financial measures. The comparisons illustrated in the table are discussed in greater detail below.

	Nine months ended September 30,		Percent
	2018	2017	Change
	(in thousands)
Service revenue	$388,144	$359,949	7.8%
On-net revenue	279,205	257,071	8.6%
Off-net revenue	108,453	102,230	6.1%
Network operations expenses (1)	163,868	155,362	5.5%
Selling, general, and administrative expenses (2)	100,637	96,165	4.7%
Gains on equipment transactions	891	3,543	(74.9)%
Depreciation and amortization expenses	60,280	56,583	6.5%
Interest expense	37,547	36,245	3.6%
Income tax provision	8,953	10,536	(15.0)%

(1)          Includes equity-based compensation expenses of $671 and $431 in the nine months ended September 30, 2018 and 2017, respectively.

(2)          Includes equity-based compensation expenses of $12,629 and $9,175 in the nine months ended September 30, 2018 and 2017, respectively.

	Nine Months Ended September 30,		Percent
	2018	2017	Change
Other Operating Data
Average Revenue Per Unit (ARPU)
ARPU—on net	$482	$509	(5.3)%
ARPU—off-net	$1,167	$1,240	(5.9)%
Average Price per Megabit — installed base	$0.85	$1.15	(25.8)%
Customer Connections—end of period
On-net	67,370	59,357	13.5%
Off-net	10,698	9,724	10.0%

Service Revenue. Our service revenue increased 7.8% for the nine months ended September 30, 2018 from the nine months ended September 30, 2017. The impact of exchange rates resulted in an increase in revenues for the nine months ended September 30, 2018 of approximately $4.9 million.  Any foreign currency comparisons herein reflect our results for the nine months ended September 30, 2018 translated at the average foreign currency exchange rates for the nine months ended September 30, 2017.  We increased our total service revenue by increasing the number of sales representatives selling our services, by expanding our network, by adding additional buildings to our network, by increasing our penetration into the buildings connected to our network and by gaining market share by offering our services at lower prices than our competitors.

Revenue recognition standards include guidance relating to any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, gross receipts taxes, Universal Service Fund fees and certain state regulatory fees. We record these taxes billed to our customers on a gross basis (as service revenue and network operations expense) in our consolidated statements of operations. The impact of these taxes including the Universal Service Fund resulted in an increase in our revenues for the nine months ended September 30, 2018 from the nine months ended September 30, 2017 of approximately $1.3 million.

Our net-centric customers tend to purchase their service on a price per megabit basis. Our corporate customers tend to utilize a small portion of their allocated bandwidth on their connections and tend to purchase their service on a per connection basis. Revenues from our corporate and net-centric customers represented 64.4% and 35.6% of total service revenue, respectively, for the nine months ended September 30, 2018 and represented 62.0% and 38.0% of total service revenue, respectively, for the nine months ended September 30, 2017.  Revenues from corporate customers increased 11.9% to $249.9 million for the nine months ended September 30, 2018 from the nine months ended September 30, 2017 primarily due to an increase in our number of our corporate customers.  Revenues from our net-centric customers increased by 1.2% to $138.2 million for the nine months ended September 30, 2018 from the nine months ended September 30, 2017 primarily due to an increase in our number of net-centric customers, partially offset by a decline in our average price per megabit. Our revenue from our net-centric customers has declined as a percentage of our total revenue and grew at a slower rate than our corporate customer revenue because net-centric customers purchase our services based upon a price per megabit basis and our average price per megabit declined by 25.8% from the nine months ended September 30, 2017 to the nine months ended September 30, 2018. Additionally, the net-centric market experiences a greater level of pricing pressure than the corporate market and net-centric customers who renew their service with us expect their renewed service to be at a lower price than their current price. We expect that our average price per megabit will continue to decline at similar rates which would result in our corporate revenues continuing to represent a greater portion of our total revenues and our net-centric revenues continuing to grow at a lower rate than our corporate revenues. Additionally, impact of foreign exchange rates has a more significant impact on our net-centric revenues.

Our on-net revenues increased 8.6% for the nine months ended September 30, 2018 from the nine months ended September 30, 2017. We increased the number of our on-net customer connections by 13.5% at September 30, 2018 from September 30, 2017. On-net customer connections increased at a greater rate than on-net revenues primarily due to the 5.3% decline in our on-net ARPU, primarily from a decline in ARPU for our net-centric customers. ARPU is determined by dividing revenue for the period by the average customer connections for that period. Our average price per megabit for our installed base of customers is determined by dividing the aggregate monthly recurring fixed charges for those customers by the aggregate committed data rate for the same customers. The decline in on-net ARPU is partly attributed to volume and term based pricing discounts. Additionally, on-net customers who cancel their service from our installed base of customers, in general, have an ARPU that is greater than the ARPU for our new customers due to declining prices primarily for our on-net services sold to our net-centric customers. These trends resulted in the reduction to our on-net ARPU and a 25.8% decline in our average price per megabit for our installed base of customers.

Our off-net revenues increased 6.1% for the nine months ended September 30, 2018 from the nine months ended September 30, 2017.  Our off-net revenues increased as we increased the number of our off-net customer connections by 10.0% at September 30, 2018 from September 30, 2017. Our off-net customer connections increased at a greater rate than our off-net revenue primarily due to the 5.9% decrease in our off-net ARPU.

Network Operations Expenses. Network operations expenses include the costs of personnel associated with service delivery, network management and customer support, network facilities costs, fiber and equipment maintenance fees, leased circuit costs, access and facilities fees paid to building owners and excise taxes billed to our customers and recorded on a gross basis. Non-cash equity-based compensation expense is included in network operations expenses consistent with the classification of the employee’s salary and other compensation. Our network operations expenses, including non-cash equity-based compensation expense, increased 5.5% for the nine months ended September 30, 2018 from the nine months ended September 30, 2017 as we are connected to 12.9% more customer connections and we were connected to 163 more on-net buildings as of September 30, 2018 compared to September 30, 2017.  The increase in network operations expense is primarily attributable to an increase in costs related to our network and facilities expansion activities and the increase in our off-net revenues. When we provide off-net services we also assume the cost of the associated tail circuits.

Selling, General, and Administrative (“SG&A”) Expenses. Our SG&A expenses, including non-cash equity-based compensation expense, increased by 4.7% for the nine months ended September 30, 2018 from the nine months ended September 30, 2017. Non-cash equity-based compensation expense is included in SG&A expenses consistent with the classification of the employee’s salary and other compensation and was $12.6 million for the nine months ended September 30, 2018 and $9.2 million for the nine months ended September 30, 2017. SG&A expenses increased primarily from an increase in salaries and related costs required to support our expansion and the increase in our sales efforts, partly offset by the impact of the new revenue accounting standard which requires us to capitalize certain commissions paid to our sales agents and sales employees.  Our sales force headcount increased from 565 at September 30, 2017 to 583 at September 30, 2018 and our total headcount increased from 919 at September 30, 2017 to 938 at September 30, 2018.

Gains on Equipment Transactions.  In the nine months ended September 30, 2018 and September 30, 2017, we exchanged certain used network equipment and cash consideration for new network equipment resulting in gains of $0.9 million and $3.5 million, respectively, based upon the estimated fair value of the new network equipment less the carrying amount of the returned used network equipment and the cash paid. The reduction in gains from the nine months ended September 30, 2017 to the nine months ended September 30, 2018 was due to purchasing more equipment under the exchange program in the nine months ended September 30, 2017 than the nine months ended September 30, 2018.

Depreciation and Amortization Expenses. Our depreciation and amortization expense increased by 6.5% for the nine months ended September 30, 2018 from the nine months ended September 30, 2017. The increase is primarily due to the depreciation expense associated with the increase in deployed fixed assets.

Interest Expense. Interest expense results from interest incurred on our $445.0 million of senior secured notes, interest incurred on our $189.2 million of senior unsecured notes, interest on our installment payment agreement and interest on our capital lease obligations. Our interest expense increased by 3.6% for the nine months ended September 30, 2018 from the nine months ended September 30, 2017 primarily due to the issuance of $70.0 million of senior secured notes in August 2018 and an increase in our capital lease obligations.

Income Tax Provision.  Our income tax provision was $9.0 million for the nine months ended September 30, 2018 and $10.5 million for the nine months ended September 30, 2017. The reduction is primarily due to the impact of the reduction in the corporate income tax rate from a maximum of 35% to a flat 21% rate that was effective on January 1, 2018.

Buildings On-net. As of September 30, 2018 and 2017, we had a total of 2,635 and 2,472 on-net buildings connected to our network, respectively. The increase in on-net buildings was a result of our disciplined network expansion program. We anticipate adding a similar number of buildings to our network for the next several years.

Liquidity and Capital Resources

In assessing our liquidity, management reviews and analyzes our current cash balances, accounts receivable, accounts payable, accrued liabilities, capital expenditure commitments, and required capital lease and debt payments and other obligations.

Cash Flows

The following table sets forth our consolidated cash flows.

	Nine months ended September 30,
(in thousands)	2018	2017
Net cash provided by operating activities	$93,195	$80,342
Net cash used in investing activities	(39,000)	(35,183)
Net cash used in financing activities	(15,035)	(72,285)
Effect of exchange rates changes on cash	(1,613)	3,572
Net increase (decrease) in cash and cash equivalents	$37,547	$(23,554)

Net Cash Provided by Operating Activities.  Our primary sources of operating cash are receipts from our customers who are billed on a monthly basis for our services. Our primary uses of operating cash are payments made to our vendors, employees and interest payments made to our capital lease vendors and our note holders. Our changes in cash provided by operating activities are primarily due to changes in our operating profit. Cash provided by operating activities for the nine months ended September 30, 2018 and 2017 includes interest payments on our note obligations of $27.4 million and $25.5 million, respectively.

Net Cash Used In Investing Activities.  Our primary use of cash for investing activities is for purchases of property and equipment. Purchases of property and equipment were $39.0 million and $35.2 million for the nine months ended September 30, 2018 and 2017, respectively. The changes in purchases of property and equipment are primarily due to the timing and scope of our network expansion activities including geographic expansion and adding buildings to our network.

Net Cash Used In Financing Activities.  Our primary uses of cash for financing activities are for principal payments under our capital lease obligations and our installment payment agreement, purchases of our common stock and dividend payments. Principal payments under our capital lease obligations were $8.2 million and $9.4 million for the nine months ended September 30, 2018 and 2017, respectively. Principal payments under our installment payment agreement were $6.9 million and $2.2 million for the nine months ended September 30, 2018 and 2017, respectively.  During the nine months ended September 30, 2018 and 2017 we paid $71.4 million and $59.8 million, respectively, for our quarterly dividend payments. During the nine months ended September 30, 2017 we paid $1.8 million for purchases of our common stock. There were no purchases of our common stock in the nine months ended September 30, 2018.  During the nine months ended September 30, 2018 we raised net proceeds of $69.9 million from the issuance of $70.0 million of face value of our senior secured notes.

Cash Position and Indebtedness

Our total indebtedness at September 30, 2018 was $808.3 million and our total cash and cash equivalents were $284.6 million. Our total indebtedness at September 30, 2018 includes $161.6 million of capital lease obligations for dark fiber under long term IRU agreements.

Summarized Financial Information of Holdings

Holdings is not a restricted subsidiary as defined under the indentures governing our 2021 Notes and our 2022 Notes.  Holdings is a guarantor under these notes.  Under the indentures we are required to disclose financial information of Holdings including its assets, liabilities and its operating results (“Holdings Financial Information”).  The Holdings Financial Information as of and for the nine months ended September 30, 2018 is detailed below (in thousands).

September 30, 2018
(Unaudited)
Cash and cash equivalents	$162,194
Accrued interest receivable	164
Total assets	$162,358

Investment from subsidiaries	$311,810
Common stock	46
Accumulated deficit	(149,498)
Total equity	$162,358

Nine Months Ended September 30, 2018
(Unaudited)
Equity-based compensation expense	$14,601
Interest income	762
Net loss	$(13,839)

Common Stock Buyback Program

Our Board of Directors has approved purchases of our common stock under a buyback program (the “Buyback Program”).  During the three and nine months ended September 30, 2017 we purchased 46,750 shares of our common stock for $1.8 million. There were no purchases of our common stock in the nine months ended September 30, 2018.  As of September 30, 2018, there was a total of $41.5 million available under the Buyback Program which is authorized to continue through December 31, 2019.

Dividends on Common Stock and Return of Capital Program

Dividends are recorded as a reduction to retained earnings. Dividends on unvested restricted shares of common stock are paid as the awards vest. Our initial quarterly dividend payment was made in the third quarter of 2012. On October 31, 2018, our Board of Directors approved the payment of our quarterly dividend of $0.56 per common share. This dividend for the fourth quarter of 2018 will be paid to holders of record on November 16, 2018. This estimated $25.3 million dividend payment is expected to be made on November 30, 2018.

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

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments included in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2017 except for the $70.0 million of par value of senior secured notes we issued in August 2018.

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

Critical Accounting Policies and Significant Estimates

Management believes that as of September 30, 2018, there have been no material changes to our critical accounting policies and significant estimates from those listed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2017.

Recent Accounting Pronouncements

Recent Accounting Pronouncements—to be Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 will replace most existing lease accounting guidance when it becomes effective. ASU 2016-02 is effective for us beginning on January 1, 2019. Early application is permitted. In July 2018 the FASB approved an Accounting Standards Update which, among other changes, allows a company to elect to adopt ASU 2016-02 using a cumulative effect adjustment to the opening balance of its retained earnings on the adoption date. ASU 2016-02 will require us to record a right to use asset and a lease liability for most of our leases, including our leases currently treated as operating leases. We are continuing to evaluate the effect that ASU 2016-02 will have on our consolidated financial statements and related disclosures and we will elect to apply certain practical expedients. We estimate that the effect of ASU 2016-02 would be to record a right to use asset and lease liability totaling approximately $95 million. The estimated lease liability is not considered a liability under the consolidated leverage ratio calculations in our indentures governing our senior unsecured and senior secured note obligations. We will not early adopt ASU 2016-02 and we will adopt the standard using the modified retrospective approach with a cumulative-effect adjustment on January 1, 2019.

In September 2016, the FASB issued No. ASU 2016-13, “Financial Instruments — Credit Losses: Measurement of Credit Losses on Financial Instruments.” This guidance is intended to introduce a revised approach to the recognition and measurement of credit losses, emphasizing an updated model based on expected losses rather than incurred losses. This new standard is effective for annual and interim reporting periods beginning after December 15, 2019 and early adoption is permitted. We are currently evaluating the impact that this guidance may have on our financial statements and related disclosures.

ITEM 3.                              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management believes that as of September 30, 2018, there have been no material changes to our exposures to market risk from those disclosed in Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” of our annual report on Form 10-K for the year ended December 31, 2017.

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

ITEM 2.                              UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Board of Directors has authorized a plan to permit the repurchase of our common stock in negotiated and open market transactions through December 31, 2019. We may purchase shares from time to time depending on market, economic, and other factors. There were no purchases of our common stock during the third quarter of 2018.

ITEM 6.                              EXHIBITS.

(a) Exhibits

Exhibit Number	Description
3.2

Amended and Restated Bylaws of Cogent Communications Holdings, Inc. dated September 10, 2018 (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K dated September 10, 2018 and incorporated herein by reference).

4.1

Second Supplemental Indenture related to the 5.375% Senior Secured Notes due 2022, dated as of August 20, 2018, among Cogent Communications Group, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustree and collateral agent (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 20, 2018 and incorporated herein by reference).

31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer (furnished herewith)
32.2	Certification of Chief Financial Officer (furnished herewith)
101.1

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 1, 2018	COGENT COMMUNICATIONS HOLDINGS, INC.

	By:	/s/ David Schaeffer
		Name:	David Schaeffer
		Title:	Chief Executive Officer

Date: November 1, 2018	By:	/s/ Thaddeus G. Weed
		Name:	Thaddeus G. Weed
		Title:	Chief Financial Officer (Principal Accounting Officer)