Form 10-K
period 2018-12-31
COGENT COMMUNICATIONS HOLDINGS, INC.
filed 2019-02-22
CIK 1158324

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2018
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from to

Commission file number 000-51829

COGENT COMMUNICATIONS HOLDINGS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	46-5706863 (I.R.S. Employer Identification No.)
2450 N Street N.W. Washington, D.C. (Address of Principal Executive Offices)	20037 (Zip Code)

(202) 295-4200
Registrant's Telephone Number, Including Area Code

         Securities registered pursuant to Section 12(b) of the Act

Title of each class	Name of exchange on which registered:
Common Stock, par value $0.001 per share	NASDAQ Global Select Market

         Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer,", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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

         The number of shares outstanding of the issuer's common stock, par value $0.001 per share, as of January 31, 2019 was 46,346,978.

         The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing price of $40.10 per share on June 30, 2018 as reported by the NASDAQ Global Select Market was approximately $2.3 billion.

COGENT COMMUNICATIONS HOLDINGS, INC.
FORM 10-K ANNUAL REPORT
FOR THE YEAR ENDED DECEMBER 31, 2018

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's definitive proxy statement on Schedule 14A for the registrant's 2019 annual shareholders meeting are incorporated by reference in Part III of this Form 10-K.

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

PART I

ITEM 1.    BUSINESS

        We are a facilities-based provider of low-cost, high-speed Internet access, private network services, and data center colocation space. Our network is specifically designed and optimized to transmit packet switched data. We deliver our services primarily to small and medium-sized businesses, communications service providers and other bandwidth-intensive organizations in North America, Europe, Asia, Sydney (Australia) and Sao Paulo (Brazil). We are a Delaware corporation and we are headquartered in Washington, DC.

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

        Network.    Our on-net service does not rely on circuits terrestrially that must be provisioned by a third party carrier. In on-net multi-tenant office buildings we provide our customers the entire network, including the "last mile" and the in-building wiring connecting to our customer's suite. In carrier neutral data centers we are collocated with our customers so only a connection, known as a cross connect, within the data center is required to provide our services. This gives us more control over our service, quality and pricing. It also allows us to provision services more quickly and efficiently than provisioning services on a third-party carrier network. We are typically able to activate service to our customers in one of our on-net buildings in approximately thirteen business days.

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

        High Traffic Network Footprint.    We have strategically chosen locations, such as 1,735 large multi-tenant office buildings in major North American cities and 889 carrier neutral data center buildings in North America and Europe with high levels of Internet traffic, to maximize our revenue opportunities and expand our margins. Our network is connected to our on-net multi-tenant office buildings where we offer our services to a diverse set of high-quality, low churn corporate customers within close physical proximity of each other. Our network is directly connected to 889 carrier neutral colocation and unique data center buildings where our net-centric customers directly interconnect with our network. We also operate 52 data centers across the United States and in Europe which comprise over 587,000 square feet of floor space and are directly connected to our network.

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

        Pursuing On-Net Customer Growth.    We intend to increase usage of our network and operational infrastructure by adding customers in our existing on-net buildings, as well as connecting more multi-tenant office buildings and carrier neutral data centers to our network. We emphasize our on-net service because our on-net services generate greater profit margins and we have more control over service levels, quality, pricing and our on-net services are provisioned in considerably less time than our off-net services. Our fiber network connects directly to our on-net customers' premises and we pay no local access ("last mile") charges to other carriers to provide our on-net services. We are responding to this on-net revenue opportunity by increasing our sales and marketing efforts including increasing our number of sales representatives, implementing strategies to optimize sales productivity and expanding our on-net addressable market by adding service locations to our network.

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

        Our network serves over 200 metropolitan markets in North America, Europe, Asia, Latin America and Australia and encompasses:

  •
  1,735 multi-tenant office buildings strategically located in commercial business districts;

  •
  889 carrier-neutral Internet aggregation facilities, data center buildings and single-tenant buildings;

  •
  804 intra-city networks consisting of 32,946 fiber miles;

  •
  an inter-city network of 57,426 fiber route miles; and

  •
  multiple high-capacity transoceanic circuits that connect the North American, European, Asian, Latin American and Australian portions of our network.

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

Inter-city Networks

        Our inter-city network consists of optical fiber connecting major cities in North America, Europe, Asia, Latin America and Australia. The North American, European, Asian, Latin American and Australian portions of our network are connected by transoceanic circuits. Our network was built by acquiring from various owners of fiber optic networks the right to use typically two strands of optical fiber out of the multiple fibers owned by the cable operator. We install the optical and electronic equipment necessary to amplify, regenerate, and route the optical signals along these networks. We have the right to use the optical fiber under long term agreements. We pay these providers our pro rata fees for the maintenance of the optical fiber and provide our own equipment maintenance.

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

Data Centers

        We operate 52 data centers across the United States and in Europe. These facilities comprise over 587,000 square feet of floor space and are directly connected to our network. Each location is equipped with secure access, uninterruptable power supplies (UPS), and backup generators. Our customers typically purchase bandwidth, rack space, and power within these facilities.

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

        Peering agreements between ISPs are necessary in order for them to exchange traffic. Without peering agreements, each ISP would have to buy Internet access from every other ISP in order for its customer's traffic, such as email, to reach and be received from customers of other ISPs. We are considered a Tier 1 ISP with a large customer base and, as a result, we have settlement-free peering arrangements with other providers. We do not purchase transit services or paid peering to reach any portion of the Internet. This allows us to exchange traffic with those ISPs without payment by either party. In such arrangements, each party exchanging traffic bears its own cost of delivering traffic to the point at which it is handed off to the other party. We do not treat our settlement-free peering arrangements as generating revenue or expense related to the traffic exchanged. We do not sell or purchase paid peering. We directly connect with over 6,580 total networks (in approximately 700 locations globally) of which approximately 30 networks are settlement-free peers, the remaining networks are customers, whom we charge for Internet access.

Network Management and Customer Care

        Our primary network operations centers are located in Washington, D.C. and Madrid, Spain. These facilities provide continuous operational support for our network. Our network operations centers are designed to immediately respond to any problems in our network. Our customer care call centers are located in Washington D.C., Herndon Virginia, Madrid Spain, Paris France, and Frankfurt Germany. To ensure the quick replacement of faulty equipment in the intra-city and long-haul networks, we have deployed field engineers across North America and Europe. In addition, we have maintenance contracts with third-party vendors that specialize in maintaining optical and routed networks.

Our Services

        We offer our high-speed Internet access and IP connectivity services primarily to small and medium-sized businesses, communications providers and other bandwidth-intensive organizations located in North America, Europe, Asia, Latin America and Australia.

        We offer on-net services in over 200 metropolitan markets. We serve 2,676 on-net buildings. Our most popular on-net service in North America is Internet access at 100 megabits per second. We typically offer this service to small and medium-sized business customers. We also offer Internet access at higher speeds of up to 100 Gigabits per second. These services are generally used by customers that have businesses, such as web hosting, Internet access, and video delivery. These services are generally delivered at our data centers and carrier neutral data centers. We believe that, on a per-Megabit basis, this service offering is one of the lowest priced in the marketplace. We also offer colocation services in our data centers. This service offers Internet access combined with rack space and power in our facility, allowing the customer to locate a server or other equipment at that location and connect to our Internet access service. Our final on-net service offering is our private network service. This service provides point-to-point and point to multi-point connectivity. This service allows customers to connect geographically dispersed local area networks in a seamless manner. We offer lower prices for longer term and volume commitments. We emphasize the sale of our on-net services because we believe that we have a competitive advantage in providing these services and these services generate gross profit margins that are greater than our off-net services.

        We offer our off-net services to customers that are not located in our on-net buildings. These services are primarily provided in the metropolitan markets in North America and Europe in which we offer on-net services. These services are generally provided to small and medium-sized corporate customers in over 6,650 off-net buildings.

Sales and Marketing

        Direct Sales.    We employ a direct sales and marketing approach. As of February 1, 2019, our sales force included 625 full-time employees. Our quota bearing sales force includes 488 employees with 336 employees focused primarily on the corporate market and 152 employees focused primarily on the net-centric market. Our sales personnel work through direct contact with potential customers in, or intending to locate in, our on-net buildings. Through agreements with building owners, we are able to initiate and maintain personal contact with our customers by staging various promotional and social events in our multi-tenant office buildings and carrier neutral data centers. Sales personnel are compensated with a base salary plus quota-based commissions and incentives. We use a customer relationship management system to efficiently track sales activity levels and sales productivity.

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

        Marketing.    Because of our historical focus on a direct sales force that utilizes direct contact, we have not spent funds on television, radio or print advertising. We use a limited amount of web based advertising. Our marketing efforts are designed to drive awareness of our products and services, to identify qualified leads through various direct marketing campaigns and to provide our sales force with product brochures, collateral materials, in building marketing events and relevant sales tools to improve the overall effectiveness of our sales organization. In addition, we conduct building events and public relations efforts focused on cultivating industry analyst and media relationships with the goal of securing media coverage and public recognition of our Internet access and private network services.

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

Regulation

        Our services are subject to the regulatory authority of various agencies in the jurisdictions in which we operate. As a provider of only Internet access and private networks to businesses regulation is generally light. This benefits us in that we have flexibility in offering our services and ease of entry into new markets. However, this light regulation generally extends to our competitors, some of whom are incumbent telephone and cable companies with whom we need to interconnect and from whom we acquire circuits for our off-net services. The extent of regulation can change. For example, the U.S. Federal Communications Commission recently rescinded regulations applicable to mass market Internet access providers. In all jurisdictions regulations continue to evolve. The regulations with which we need to comply include licenses to provide our services, data privacy, interception of communications by law enforcement, blocking of web sites, and others. We believe that we comply with all regulations in the jurisdictions in which we operate.

        The laws related to Internet telecommunications are unsettled and there may be new legislation and court decisions that may affect our services and expose us to burdensome requirements and liabilities.

Employees

        As of February 1, 2019, we had 978 employees. Unions represent 26 of our employees in France. We believe that we have a satisfactory relationship with our employees.

Available Information

        We were incorporated in Delaware in 1999. We maintain an Internet website at www.cogentco.com. We make available free of charge through our Internet website our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. The reports are made available through a link to the SEC's Internet website at www.sec.gov. You can find these reports and request a copy of our Code of Conduct on our website at www.cogentco.com under the "About Cogent" tab at the "Investor Relations" link.

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

        By entering into what are known as settlement-free peering arrangements, providers agree to exchange traffic between their respective networks without charging each other. Our ability to avoid the higher costs of acquiring paid dedicated network capacity (transit or paid peering) and to maintain high network performance is dependent upon our ability to establish and maintain settlement-free peering relationships and to increase the capacity of the interconnections provided by these relationships. The terms and conditions of our settlement-free peering relationships may also be subject to adverse changes, which we may not be able to control. For example, several network operators with large numbers of individual users are arguing that they should be able to charge or charge more to network operators and businesses that deliver the large volumes of traffic requested by their users. If we are not able to maintain or increase our settlement-free peering relationships in all of our markets on favorable terms or to upgrade the capacity of our existing settlement-free peering relationships, we may not be able to provide our customers with high performance or affordable or reliable services, which could cause us to lose existing and potential customers, damage our reputation and have a material adverse effect on our business. We have in the past had peering disputes with other network providers that resulted in a temporary disruption of the exchange of traffic between our network and the network of the other carrier. We have resolved the majority of such disputes through negotiations. In 2013 the major incumbent telephone and cable companies in the United States began to refuse to upgrade our peering connections. This refusal caused congestion at our existing peering connections with these networks as our connections were unable to handle the large volume of traffic requested by the customers of these incumbent telephone and cable companies. This congestion impacted our network and our services to our other customers. Following issuance by the U.S. Federal Communications Commission (FCC) of its Open Internet Order we were able to enter into agreements with most of these carriers that have alleviated the congestion we were experiencing. We cannot assure you that the upgrade commitments in those agreements will be sufficient to accommodate the growth of Internet traffic on our network. Also, in December 2017 the FCC rescinded the protections of the Open Internet Order. This may impact the willingness of telephone and cable companies to enter into agreements to augment interconnections as traffic grows and to continue current agreements.

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

        We have customers who depend on the U.S. government's E-rate program for funding. There can be no assurance that the E-rate program will continue or that other governmental programs that fund governments and organizations that are or might become customers will continue. A failure of such programs to continue could result in a loss of customers and impair our growth, cash flow and profitability.

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

        We have grown our company rapidly through network expansion and by obtaining new customers through our sales efforts. Our expansion places significant strains on our management, operational and financial infrastructure. Our ability to manage our growth will be particularly dependent upon our ability to:

  •
  expand, develop and retain an effective sales force and qualified personnel, especially in light of the tight job market in the U.S.;

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

        We have expanded our network into Eastern Europe, Mexico and on a limited basis to Tokyo, Hong Kong, Singapore, Sydney (Australia) and Sao Paulo (Brazil). We have experienced difficulties, ranging from lack of dark fiber to regulatory issues to slower revenue growth rates in operating in these markets. If we are not successful in developing our market presence in these regions our operating results and revenue growth could be adversely impacted.

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

        Some governments attempt to limit access to certain content on the Internet. It is impossible for us (and other providers as far as we know) to filter all content that flows across the Internet connections we provide. For example, some content is encrypted when a secure web site is accessed. It is difficult to limit access to web sites by blocking a fixed set of Internet addresses when the website operators engage in practices that make it difficult to block them. Should any government require us to perform these types of blocking procedures we could experience difficulties ranging from incurring additional expenses to ceasing to provide service in that country. We could also be subject to penalties if we fail to implement the censorship.

We may not successfully make or integrate acquisitions or enter into strategic alliances.

        As part of our growth strategy, we may pursue selected acquisitions and strategic alliances. To date, we have completed 13 significant acquisitions. However, we are very selective with respect to such acquisitions and alliances and we have not undertaken either for more than 14 years. We compete with other companies for acquisition opportunities and we cannot assure you that we will be able to execute future acquisitions or strategic alliances on commercially reasonable terms, or at all. Even if we enter into these transactions, we may experience:

  •
  delays in realizing or a failure to realize the benefits we anticipate;

  •
  difficulties or higher-than-anticipated costs associated with integrating any acquired companies, products or services into our existing business;

  •
  attrition of key personnel from acquired businesses;

  •
  unexpected costs or charges; and

  •
  unforeseen operating difficulties that require significant financial and managerial resources that would otherwise be available for the ongoing development or expansion of our existing operations.

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

        Following an acquisition, we have experienced a decline in revenue attributable to acquired customers as these customers' contracts have expired and they have entered into our standard customer contracts at generally lower rates or have chosen not to renew service with us. We anticipate that we would experience similar revenue declines with respect to customers we may acquire in the future.

We depend upon our key employees and may be unable to attract or retain sufficient qualified personnel.

        Our future performance depends upon the continued contribution of our executive management team and other key employees, in particular, our Chairman and Chief Executive Officer, Dave Schaeffer. As founder of our company, Mr. Schaeffer's knowledge of our business and our industry combined with his deep involvement in every aspect of our operations and planning make him particularly well-suited to lead our company and difficult to replace. In addition, our senior management team has been in place for many years and has deep experience with our operations and abilities that would make them difficult to replace.

We will need to renew the long-term leases of the optical fiber that composes our network.

        Our network is composed of optical fiber that we have leased from many carriers. Most of the leases are long-term, i.e. 15 years with renewal rights. These leases are generally referred to as indefeasible rights of use (IRU). In coming years we will need to renew certain of these leases either pursuant to the renewal terms of the lease or by negotiating an extension of the term. In particular, the lease for a large portion of our U.S. intercity network will need to be renewed in 2020. We have exercised our renewal right as provided in the lease. However, the owner of the fiber has the right to abandon the fiber rather than renew the lease. We do not expect the owner to abandon the fiber but if the owner did so we would experience substantial disruption and expense in replacing our U.S. backbone network with fiber from other providers. We face similar risks with respect to the other portions of our network.

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

        We rely on complex information systems to operate our network and support our other business functions. Our ability to track sales leads, close sales opportunities, provision services, bill our customers for our services and prepare our financial statements depends upon the effective integration of our various information systems. If our information systems, individually or collectively, fail or do not perform as expected, our ability to process and provision orders, to make timely payments to vendors, to ensure that we collect amounts owed to us and prepare and file our financial statements would be adversely affected. Such failures or delays could result in increased capital expenditures, customer and vendor dissatisfaction, loss of business or the inability to add new customers or additional services, and the inability to prepare accurate and timely financial statements all of which would adversely affect our business and results of operations.

The U.S. Tax Cuts and Jobs Act will impact us.

        The Tax Cuts and Jobs Act (the "Act") significantly changed U.S. tax law by reducing the U.S. corporate tax rate, making certain changes to U.S. taxation of income earned abroad, the deduction of capital expenditures, and the deduction of interest expense. Although we generally believe the impact of the Act will be favorable to us it is complex and there may be aspects that will negatively affect us.

Tax audits could adversely affect us.

        We are subject to audit of our tax compliance in numerous jurisdictions. These may result in the assessment of amounts due that are material and therefore would have an adverse effect on us.

The utilization of certain of our net operating loss carryforwards is limited and depending upon the amount of our taxable income we may be subject to paying income taxes earlier than planned.

        Section 382 of the Internal Revenue Code in the United States limits the utilization of net operating losses when ownership changes, as defined by that section, occur. We have performed an analysis of our Section 382 ownership changes and have determined that the utilization of certain of our net operating loss carryforwards in the United States is limited. Further, recent changes to the tax law in the United States may impact our utilization of our net operating losses.

Our business could suffer from an interruption of service from our fiber providers.

        The optical fiber cable owners from whom we have obtained our inter-city and intra-city dark fiber maintain that dark fiber. We are contractually obligated under the agreements with these carriers to pay maintenance fees, and if we are unable to continue to pay such fees we would be in default under these agreements. If these carriers fail to maintain the fiber or disrupt our fiber connections due to our default or for other reasons, such as business disputes with us, bankruptcy, and governmental takings, our ability to provide service in the affected markets or parts of markets would be impaired unless we have or can obtain alternative fiber routes. Some of the companies that maintain our inter-city dark fiber and some of the companies that maintain our intra-city dark fiber are also competitors of ours. Consequently, they may have incentives to act in ways unfavorable to us. While we have successfully mitigated the effects of prior service interruptions and business disputes in the past, we may incur significant delays and costs in restoring service to our customers in connection with future service interruptions, and as a result we may lose customers.

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

Impairment of our proprietary property and our alleged infringement on other companies' intellectual property rights could harm our business.

        We cannot assure you that the steps taken by us to protect our proprietary property will be adequate to deter misappropriation of proprietary information or that we will be able to detect unauthorized use and take appropriate steps to enforce our rights. We also are subject to the risk of litigation alleging infringement of third party intellectual property rights. Any such claims could require us to spend significant sums in litigation, pay damages, develop non-infringing intellectual property or acquire licenses to the intellectual property that is the subject of the alleged infringement.

        We are aware of other companies in our and other industries that use the word "Cogent" in their corporate names. Consequently, we do not have rights to the name "Cogent". This may weaken our ability to market our services.

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

        Our business is premised on the idea that customers want simple Internet access and private networks rather than a combination of such services with other services such as VOIP and complex enterprise services. Our competitors offer such services. Should the market come to favor such services our ability to acquire and keep customers would be impaired. Our competitors may also introduce new technologies or services that could make our services less attractive to potential customers.

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

        The payment of any future dividends and any other returns of capital, including stock buybacks, will be at the discretion of our Board of Directors and may be reduced, eliminated or increased and will be dependent upon our financial position, results of operations, available cash, cash flow, capital requirements, limitations under our debt indentures and other factors deemed relevant by the our Board of Directors. We are a Delaware Corporation as are our U.S subsidiaries and under the General Corporate Law of the State of Delaware distributions may be restricted including a restriction that distributions, including stock purchases and dividends, do not result in an impairment of a corporation's capital, as defined under Delaware Law.

Network failure or delays and errors in transmissions expose us to potential liability.

        Our network is part of the Internet which is a network of networks. Our network uses a collection of communications equipment, software, operating protocols and proprietary applications for the high-speed transportation of large quantities of data among multiple locations. Given the complexity of our network, it is possible that data will be lost or distorted. Delays in data delivery may cause significant losses to one or more customers using our network. Our network may also contain undetected design faults and software bugs that, despite our testing, may not be discovered in time to prevent harm to our network or to the data transmitted over it. The failure of any equipment or facility on our network could result in the interruption of customer service until we affect the necessary repairs or install replacement equipment. Network failures, delays and errors could also result from natural disasters, power losses, security breaches, computer viruses, distributed denial of service attacks, fiber cuts, and other natural or man-made events. Our off-net services are dependent on the network facilities of other providers or on local telephone companies or cable companies. Network failures, faults or errors could cause delays or service interruptions, expose us to customer liability or require expensive modifications that could have a material adverse effect on our business.

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

Privacy requirements in the EU may impact our business.

        The General Data Protection Regulation ("GDPR") came into force in May 2018 in the European Union. The GDPR creates significant new requirements regarding the protection of personal data and significantly increases the financial penalties for noncompliance. We believe we are in compliance with GDPR, and we do not believe that GDPR will have a significant impact on our provision of services to our customers. However, in the absence of precedence and guidance from EU regulators, the application of GDPR to the provision of internet services remains unsettled, and we may be required to adopt additional measures in the future.

        In addition to the new requirements imposed upon us by GDPR, the privacy requirements and expectations created in the EU by GDPR are stricter than those in the US. These requirements include rules restricting the flow of data across borders. These restrictions may cause companies to localize data, decline to make use of services provided by our customers in the US, and otherwise impact the use of our services. Notwithstanding the existence of programs such as the Privacy Shield program in place between the US and EU and other means of compliance created by GDPR, European companies and individuals may be reluctant to use US companies, which could negatively impact our business.

Proposed privacy requirements in the United States and other countries may impact our business.

        Many countries, including the United States, are considering adopting privacy regulations or laws that would govern the way an Internet user's data is used. These rules would, for the most part, affect Internet businesses that collect personal information about users of their services. We do not provide such services. We only transmit data across the Internet. However, some of these proposed privacy rules could impose obligations on us that could negatively impact our business.

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

        As with the privacy laws described earlier, much of the law related to the liability of Internet service providers for content on the network and the behavior of our customers and their end users remains unsettled. Some jurisdictions have laws, regulations, or court decisions that impose obligations upon Internet access providers to restrict access to certain content. Other legal issues, such as the sharing of copyrighted information, data protection, trans-border data flow, unsolicited commercial email ("spam"), universal service, and liability for software viruses could become subjects of additional legislation and legal development and changes in enforcement policies. Laws that could subject us to claims or otherwise impact our business include, among others:

  •
  The Canadian Anti-Spam Legislation ("CASL") implemented in 2015. The full implementation of CASL was delayed in 2017, and changes may be made to the legislation in the future. We believe we are currently in compliance with CASL.

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

        In the United States Internet services are generally not subject to taxes. Consequently, in the United States we collect few taxes from our customers even though most telecommunications services are subject to numerous taxes. Various local jurisdictions have asserted that some of our services should be subject to local taxes. If such jurisdictions assess taxes on prior years we may be subject to a liability for unpaid taxes that we may be unable to collect from our customers or former customers. If the taxation of Internet service is expanded we will need to collect those taxes from our customers. The process of implementing a system to properly bill and collect such taxes may require significant resources. In addition, the FCC is considering changes to its Universal Services Fund that could result in its application to Internet services. This too would require that we expend resources to collect this tax. Finally, the cumulative effect of these taxes levied on Internet services could discourage potential customers from using Internet services to replace traditional telecommunication services and negatively impact our ability to grow our business.

        Our private network services are subject to taxes and fees in various jurisdictions. We believe we collect all required taxes, however, a jurisdiction may assert we have failed to collect certain taxes. The expense of paying any unpaid taxes could be substantial and we might not be able to collect such back taxes from our customers.

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

        Our total indebtedness at December 31, 2018 was $809.2 million and included $189.2 million of our 5.625% senior unsecured notes and $445.0 million of our 5.375% senior secured notes. Our $189.2 million of senior unsecured notes are due in 2021 and require interest payments totaling $10.6 million per year. Our $445.0 million senior secured notes are due in March 2022 and require annual interest payments of $23.9 million per year. All of our noteholders have the right to be paid the principal upon default and upon certain designated events, such as certain changes of control. Our total indebtedness at December 31, 2018 also includes $163.8 million of capital lease obligations for dark fiber primarily under 15 - 20 year IRUs and $11.2 million due under an installment payment agreement with a vendor. The amount of our IRU capital lease obligations may be impacted due to our expansion activities, the timing of payments and fluctuations in foreign currency rates. We may not have sufficient funds to pay the interest and principal related to these obligations at the time we are obligated to do so, which could result in bankruptcy, or we may only be able to raise the necessary funds on unfavorable terms.

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

        As of February 1, 2019, there were 142 holders of record of shares of our common stock holding 45,224,302 shares of our common stock.

Performance Graph

        Our common stock currently trades on the NASDAQ Global Select Market. The chart below compares the relative changes in the cumulative total return of our common stock for the period from December 31, 2013 to December 31, 2018, against the cumulative total return for the same period of the (1) The Standard & Poor's 500 (S&P 500) Index and (2) the NASDAQ Telecommunications Index. The comparison below assumes $100 was invested on December 31, 2013 in our common stock, the S&P 500 Index and the NASDAQ Telecommunications Index, with dividends, if any, reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Cogent Communications Holdings, the S&P 500 Index
and the NASDAQ Telecommunications Index

*
$100 invested on 12/31/13 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

  Copyright© 2018 Standard & Poor's, a division of S&P Global. All rights reserved.

	12/13	12/14	12/15	12/16	12/17	12/18
Cogent Communications Holdings	100.00	90.47	92.75	115.11	131.57	137.11
S&P 500	100.00	113.69	115.26	129.05	157.22	150.33
NASDAQ Telecommunications	100.00	102.75	100.20	106.61	130.48	130.76

        The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Issuer Purchases of Equity Securities

        Our Board of Directors authorized a plan to permit the repurchase of up to $50.0 million of our common stock in negotiated and open market transactions through December 31, 2019. As of December 31, 2018, $34.9 million remained available for such negotiated and open market transactions concerning our common stock. We may purchase shares from time to time depending on market, economic, and other factors.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - 31, 2018	—	$—	—	$41,469,082
November 1 - 30, 2018	—	$—	—	$41,469,082
December 1 - 31, 2018	147,995	$44.36	147,995	$34,904,594

Equity Compensation Plan Information

        The information required by this Item 5 regarding Securities Authorized for Issuance Under Equity Compensation Plans is incorporated in this report by reference to the information set forth under the caption "Equity Plan Information" in our 2019 Proxy Statement.

ITEM 6.    SELECTED FINANCIAL DATA

        The annual financial information set forth below has been derived from our audited consolidated financial statements. The information should be read in connection with, and is qualified in its entirety by reference to, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of

Operations", the consolidated financial statements and notes included elsewhere in this report and in our SEC filings.

	Years Ended December 31,
	2018	2017	2016	2015	2014
	(dollars in thousands)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Service revenue	$520,193	$485,175	$446,900	$404,234	$380,003
Operating expenses:
Network operations	218,631	208,674	193,493	173,926	159,405
Equity-based compensation expense—network operations	895	604	573	584	488
Selling, general, and administrative	117,045	115,229	110,547	102,172	98,596
Equity-based compensation expense—SG&A	16,813	12,686	10,162	10,931	9,083
Depreciation and amortization	81,233	75,926	75,235	70,527	69,481

Total operating expenses	434,617	413,119	390,010	358,140	337,053
Losses on debt redemption and extinguishment	—	—	(587)	(10,144)	—
Gains—lease obligation restructurings and releases	—	—	—	11,643	—
Gains on equipment exchanges	982	3,862	7,739	5,443	10,950

Operating income	86,558	75,918	64,042	53,036	53,900
Interest expense	(51,056)	(48,467)	(40,803)	(41,280)	(49,945)
Interest income and other, net	5,880	3,667	1,021	956	536

Income before income taxes	41,382	31,118	24,260	12,712	4,491
Income tax (expense)	(12,715)	(25,242)	(9,331)	(7,816)	(3,694)

Net income	$28,667	$5,876	$14,929	$4,896	$797

Net income per common share—basic	$0.63	$0.13	$0.33	$0.11	$0.02

Net income per common share—diluted	$0.63	$0.13	$0.33	$0.11	$0.02

Dividends declared per common share	$2.12	$1.80	$1.51	$1.46	$1.17

Weighted-average common shares—basic	45,280,161	44,855,263	44,641,805	44,888,723	45,960,720

Weighted-average common shares—diluted	45,780,954	45,184,203	44,873,830	45,159,849	46,349,670

CONSOLIDATED BALANCE SHEET DATA (AT PERIOD END):
Total assets	$739,850	$710,588	$737,892	$665,860	$754,914
Long-term debt (including capital leases and current portion) (net of unamortized discount of $446, $385, $257, $817, and $0, respectively, including unamortized premium of $1,405, $382, $462, $0, and $4,230, respectively, and net of unamortized debt costs of $4,171, $3,930, $4,832, $4,557 and $6,861, respectively)	806,032	728,544	707,080	601,839	603,907

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

General Overview

        We are a leading facilities-based provider of low-cost, high-speed Internet access, private network services and data center colocation space. Our network is specifically designed and optimized to transmit packet routed data. We deliver our services primarily to small and medium-sized businesses, communications service providers and other bandwidth-intensive organizations in North America, Europe, Asia, Latin America and Australia.

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

        Our off-net services are sold to businesses that are connected to our network primarily by means of "last mile" access service lines obtained from other carriers, primarily in the form of metropolitan Ethernet circuits. Our non-core services, which consist primarily of legacy services of companies whose assets or businesses we have acquired, primarily include voice services (only provided in Toronto,

Canada). We do not actively market these non-core services, are actively discontinuing providing certain of these services and expect the service revenue associated with them to continue to decline.

        Our network is comprised of in-building riser facilities, metropolitan optical fiber networks, metropolitan traffic aggregation points and inter-city transport facilities. Our network is physically connected entirely through our facilities to 2,676 buildings in which we provide our on-net services, including 1,735 multi-tenant office buildings. We also provide on-net services in carrier-neutral data centers, Cogent controlled data centers and single-tenant office buildings. We operate 52 Cogent controlled data centers totaling over 587,000 square feet. Because of our integrated network architecture, we are not dependent on local telephone companies or cable companies to serve our on-net customers. We emphasize the sale of our on-net services because we believe we have a competitive advantage in providing these services and these services generate gross profit margins that are greater than the gross profit margins of our off-net services.

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

        We believe some of the most important trends in our industry are the continued long-term growth in Internet traffic and a decline in Internet access prices on a per megabit basis. The effective price per megabit for our corporate customers is declining as the bandwidth utilization and connection size of our corporate customer connections increases. As Internet traffic continues to grow and prices per unit of traffic continue to decline, we believe we can continue to load our network and gain market share from less efficient network operators. However, continued erosion in Internet access prices will likely have a negative impact on the rate at which we can increase our revenues and our profitability. Our revenue may also be negatively affected if we are unable to grow our Internet traffic or if the rate of growth of Internet traffic does not offset an expected decline in pricing. We do not know if Internet traffic will increase or decrease, or the rate at which it will increase or decrease. Changes in Internet traffic will be a function of the number of Internet users, the amount of time users spend on the Internet, the applications for which the Internet is used, the bandwidth intensity of these applications and the pricing of Internet services, and other factors.

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

        We are a facilities-based provider of Internet access and communications services. Facilities-based providers require significant physical assets, or network facilities, to provide their services. Typically when a facilities-based network services provider begins providing its services in a new jurisdiction losses are incurred for several years until economies of scale have been achieved. Our foreign operations are in Europe, Canada, Mexico, Asia, Latin American and Australia. Europe accounts for roughly 75% of our foreign operations. Our European operations have incurred losses and will continue to do so until our European customer base and revenues have grown enough to achieve sufficient economies of scale.

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

Results of Operations

Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

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

	Year Ended December 31,
			Percent Change
	2018	2017
	(in thousands)
Service revenue	$520,193	$485,175	7.2%
On-net revenues	374,555	346,445	8.1%
Off-net revenues	145,004	137,892	5.2%
Network operations expenses(1)	219,526	209,278	4.9%
Selling, general, and administrative expenses(2)	133,858	127,915	4.6%
Depreciation and amortization expenses	81,233	75,926	7.0%
Gains on equipment transactions	982	3,862	(74.6)%
Interest expense	51,056	48,467	5.3%
Income tax expense	12,715	25,242	(49.6)%

(1)
Includes non-cash equity-based compensation expense of $895 and $604 for 2018 and 2017, respectively.

(2)
Includes non-cash equity-based compensation expense of $16,813 and $12,686 for 2018 and 2017, respectively.

	Year Ended December 31,
			Percent Change
	2018	2017
Other Operating Data
Average Revenue Per Unit (ARPU)
ARPU—on-net	$480	$506	(5.1)%
ARPU—off-net	$1,155	$1,239	(6.8)%
Average price per megabit	$0.82	$1.11	(25.9)%
Customer Connections—end of period
On-net	68,770	61,334	12.1%
Off-net	10,974	9,953	10.3%

        Service Revenue.    Our service revenue increased 7.2% from 2017 to 2018. Exchange rates positively impacted our increase in service revenue by approximately $4.0 million. All foreign currency comparisons herein reflect results for 2018 translated at the average foreign currency exchange rates for 2017. We increased our total service revenue by increasing the number of sales representatives selling our services, by expanding our network, by adding additional buildings to our network, by increasing our penetration into the buildings connected to our network and by gaining market share by offering our services at lower prices than our competitors.

        Revenue recognition standards include guidance relating to any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, gross receipts taxes, Universal Service Fund fees and certain state regulatory fees. We record these taxes billed to our customers on a gross basis (as service revenue and network operations expense) in our consolidated statements of operations. The impact of these taxes including the Universal Service Fund resulted in an increase to our revenues from 2017 to 2018 of approximately $1.6 million.

        Our net-centric customers tend to purchase their service on a price per megabit basis. Our corporate customers tend to utilize a small portion of their allocated bandwidth on their connections and tend to purchase their service on a per connection basis. Revenues from our corporate and net-centric customers represented 64.9% and 35.1% of total service revenue, respectively, for 2018 and represented 62.3% and 37.7% of total service revenue, respectively, for 2017. Revenues from corporate customers increased 11.8% to $337.8 million for 2018 from $302.1 million for 2017 primarily due to an increase in our number of our corporate customers. Revenues from our net-centric customers decreased by 0.4% to $182.3 million for 2018 from $183.1 million for 2017 primarily due to an increase in our number of net-centric customers being offset by a decline in our average price per megabit. Our revenue from our net-centric customers has declined as a percentage of our total revenue and grew at a slower rate than our corporate customer revenue because net-centric customers purchase our services based upon a price per megabit basis and our average price per megabit declined by 25.9% from 2017 to 2018. Additionally, the net-centric market experiences a greater level of pricing pressure than the corporate market and net-centric customers who renew their service with us expect their renewed service to be at a lower price than their current price. We expect that our average price per megabit will continue to decline at similar rates which would result in our corporate revenues continuing to represent a greater portion of our total revenues and our net-centric revenues continuing to grow at a lower rate than our corporate revenues. Additionally, the impact of foreign exchange rates has a more significant impact on our net-centric revenues.

        Our on-net revenues increased 8.1% from 2017 to 2018. We increased the number of our on-net customer connections by 12.1% at December 31, 2018 from December 31, 2017. On-net customer connections increased at a greater rate than on-net revenues primarily due to the 5.1% decline in our on-net ARPU, primarily from a decline in ARPU for our net-centric customers. ARPU is determined by dividing revenue for the period by the average customer connections for that period. Our average price per megabit for our installed base of customers is determined by dividing the aggregate monthly recurring fixed charges for those customers by the aggregate committed data rate for the same customers. The decline in on-net ARPU is partly attributed to volume and term based pricing discounts. Additionally, on-net customers who cancel their service from our installed base of customers, in general, have an ARPU that is greater than the ARPU for our new customers due to declining prices primarily for our on-net services sold to our net-centric customers. These trends resulted in the reduction to our on-net ARPU and a 25.9% decline in our average price per megabit for our installed base of customers.

        Our off-net revenues increased 5.2% from 2017 to 2018. Our off-net revenues increased as we increased the number of our off-net customer connections by 10.3% at December 31, 2018 from December 31, 2017. Our off-net customer connections increased at a greater rate than our off-net revenue primarily due to the 6.8% decrease in our off-net ARPU.

        Network Operations Expenses.    Network operations expenses include the costs of personnel associated with service delivery, network management, and customer support, network facilities costs, fiber and equipment maintenance fees, leased circuit costs, access and facilities fees paid to building owners and excise taxes billed to our customers and recorded on a gross basis. Non-cash equity-based compensation expense is included in network operations expenses consistent with the classification of the employee's salary and other compensation. Our network operations expenses, including non-cash equity-based compensation expense, increased 4.9% from 2017 to 2018 as we were connected to 11.9% more customer connections and we were connected to 170 more on-net buildings as of December 31, 2018 compared to December 31, 2017. The increase in network operations expense is primarily attributable to an increase in costs related to our network and facilities expansion activities and the increase in our off-net revenues. When we provide off-net services we also assume the cost of the associated tail circuits.

        Selling, General, and Administrative Expenses ("SG&A").    Our SG&A expenses, including non-cash equity-based compensation expense, increased 4.6% from 2017 to 2018. Non cash equity-based compensation expense is included in SG&A expenses consistent with the classification of the employee's salary and other compensation and was $16.8 million for 2018 and $12.7 million for 2017. SG&A expenses increased primarily from an increase in salaries and related costs required to support our expansion and increases in our sales efforts and an increase in our headcount partly offset by a $1.1 million decrease in our legal fees primarily associated with U.S. net neutrality and interconnection regulatory matters and by the $1.3 million reduction in commission expense from the impact of the new revenue accounting standard which requires us to capitalize certain commissions paid to our sales agents and sales employees. Our sales force headcount increased by 7.8% from 574 at December 31, 2017 to 619 at December 31, 2018 and our total headcount increased by 4.8% from 929 at December 31, 2017 to 974 at December 31, 2018.

        Depreciation and Amortization Expenses.    Our depreciation and amortization expenses increased 7.0% from 2017 to 2018. The increase is primarily due to the depreciation expense associated with the increase related to newly deployed fixed assets more than offsetting the decline in depreciation expense from fully depreciated fixed assets.

        Gains on Equipment Transactions.    We exchanged certain used network equipment and cash consideration for new network equipment resulting in gains of $1.0 million for 2018 and $3.9 million for 2017. The gains are based upon the excess of the estimated fair value of the new network equipment over the carrying amount of the returned used network equipment and the cash paid. The reduction in gains from 2017 to 2018 was due to purchasing more equipment under the exchange program in 2017 than we purchased in 2018.

        Interest Expense.    Interest expense results from interest incurred on our $445.0 million of senior secured notes, interest incurred on our $189.2 million of senior unsecured notes, interest on our installment payment agreement and interest on our capital lease obligations. Our interest expense increased by 5.3% for 2018 from 2017 primarily due to the issuance of $70.0 million of senior secured notes in August 2018 and an increase in our capital lease obligations.

        Income Tax Expense.    Our income tax expense was $12.7 million for 2018 and $25.2 million for 2017. The decrease in our income tax expense was primarily related to an increase in deferred income tax expense for 2017 primarily due to the impact of the Tax Cuts and Jobs Act (the "Act"). On December 22, 2017, the President of the United States signed into law the Act. The Act amended the Internal Revenue Code and reduced the corporate tax rate from a maximum rate of 35% to a flat 21% rate. The rate reduction was effective on January 1, 2018 and may reduce our future income taxes payable once we become a cash taxpayer in the United States. As a result of the reduction in the corporate income tax rate and other provisions under the Act, we were required to revalue our net deferred tax asset at December 31, 2017 resulting in a reduction in our net deferred tax asset of

$9.0 million and we also recorded a transition tax of $2.3 million related to our foreign operations for a total income tax expense of approximately $11.3 million, which was recorded as additional noncash income tax expense in 2017.

        Buildings On-net.    As of December 31, 2018 and 2017 we had a total of 2,676 and 2,506 on-net buildings connected to our network, respectively.

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

(2)
Includes non-cash equity-based compensation expense of $12,686 and $10,162 for 2017 and 2016, respectively.

	Year Ended December 31,
			Percent Change
	2017	2016
Other Operating Data
Average Revenue Per Unit (ARPU)
ARPU—on-net	$506	$548	(7.8)%
ARPU—off-net	$1,239	$1,284	(3.5)%
Average price per megabit	$1.11	$1.34	(17.4)%
Customer Connections—end of period
On-net	61,334	52,874	16.0%
Off-net	9,953	8,598	15.8%

        Service Revenue.    Our service revenue increased 8.6% from 2016 to 2017. Exchange rates positively impacted our increase in service revenue by approximately $1.9 million. All foreign currency comparisons herein reflect results for 2017 translated at the average foreign currency exchange rates for 2016. For 2017 and 2016, on-net, off-net and non-core revenues represented 71.4%, 28.4% and 0.2% and 72.4%, 27.4% and 0.2% of our service revenue, respectively. Revenue recognition standards include guidance relating to any tax assessed by a governmental authority that is directly imposed on a revenue-

producing transaction between a seller and a customer and may include, but is not limited to, gross receipts taxes, Universal Service Fund fees and certain state regulatory fees. We record these taxes billed to our customers on a gross basis (as service revenue and network operations expense) in our consolidated statements of operations. The impact of these taxes including the Universal Service Fund resulted in an increase of our revenues for 2017 of approximately $1.8 million.

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

        Income Tax Expense.    Our income tax expense was $25.2 million for 2017 and $9.3 million for 2016. The increase in our income tax expense was primarily related to an increase in deferred income tax expense due to an increase in income before taxes in the United States and the impact of the Tax Cuts and Jobs Act (the "Act"). On December 22, 2017, the President of the United States signed into law the Act. The Act amended the Internal Revenue Code and reduced the corporate tax rate from a maximum rate of 35% to a flat 21% rate. The rate reduction was effective on January 1, 2018 and may reduce our future income taxes payable once we become a cash taxpayer in the United States. As a result of the reduction in the corporate income tax rate and other provisions under the Act, we were required to revalue our net deferred tax asset at December 31, 2017 resulting in a reduction in our net deferred tax asset of $9.0 million and we recorded a transition tax of $2.3 million related to our foreign operations for a total income tax expense of approximately $11.3 million, which was recorded as additional noncash income tax expense in the three months and year ended December 31, 2017. The actual impact on our net deferred tax asset may vary from this amount from certain changes in interpretations and assumptions we have made and as further guidance related to the Act may be issued.

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

        The following table sets forth our consolidated cash flows.

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Net cash provided by operating activities	$133,921	$111,702	$107,967
Net cash used in investing activities	(49,937)	(45,801)	(45,234)
Net cash (used in) provided by financing activities	(52,545)	(97,267)	8,341
Effect of exchange rates on cash	(2,357)	4,058	(346)

Net increase (decrease) in cash and cash equivalents during the year	$29,082	$(27,308)	$70,728

        Net Cash Provided By Operating Activities.    Our primary source of operating cash is receipts from our customers who are billed on a monthly basis for our services. Our primary uses of operating cash are payments made to our vendors, employees and interest payments made to our capital lease vendors and our note holders. Our changes in cash provided by operating activities are primarily due to changes in our operating profit and changes in our interest payments. Cash provided by operating activities for 2018, 2017 and 2016 includes interest payments on our note obligations of $32.7 million, $30.8 million and $24.5 million, respectively.

        Net Cash Used In Investing Activities.    Our primary use of investing cash is for purchases of property and equipment. These amounts were $49.9 million, $45.8 million and $45.2 million for 2018, 2017 and 2016, respectively. The annual changes in purchases of property and equipment are primarily due to the timing and scope of our network expansion activities including geographic expansion and adding buildings to our network. In 2018, 2017 and 2016 we obtained $9.9 million, $9.0 million and $5.5 million, respectively, of network equipment and software in non-cash exchanges for notes payable under an installment payment agreement.

        Net Cash (Used In) Provided By Financing Activities.    Our primary uses of cash for financing activities are for dividend payments, stock purchases and principal payments under our capital lease obligations. Amounts paid under our stock buyback program were $6.6 million for 2018, $1.8 million for 2017 and $4.5 million for 2016. During 2018, 2017 and 2016 we paid $97.9 million, $81.7 million and $68.2 million, respectively, for our quarterly dividend payments. Our quarterly dividend payments have increased due to regular quarterly increases in our quarterly dividend per share amounts. Principal payments under our capital lease obligations were $10.3 million, $11.2 million and $12.5 million for 2018, 2017 and 2016, respectively, and are impacted by the timing and extent of our network expansion activities. Our financing activities also include proceeds from and repayments of our debt offerings. In August 2018 we received net proceeds of $69.9 million from the issuance of our $70.0 million of senior secured notes. In December 2016 we received net proceeds of $124.3 million from the issuance of our $125.0 million of senior secured notes. During 2016 we paid $10.9 million for the purchase of $10.8 million of par value and accrued interest of our $200.0 million senior unsecured notes and we elected to repay the outstanding $17.1 million principal balance of our installment payment agreement prior to its maturity date. Total installment payment agreement principal payments were $9.4 million, $3.8 million and $21.2 million for 2018, 2017 and 2016, respectively.

Indebtedness

        Our total indebtedness, at par, at December 31, 2018 was $809.2 million. Our total indebtedness at December 31, 2018 includes $163.8 million of capital lease obligations for dark fiber primarily under 15-20 year IRUs. Our total cash and cash equivalents were $276.1 million at December 31, 2018.

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

Senior unsecured notes—$189.2 million

        Group is obligor on our $189.2 million (originally $200.0 million) of 5.625% senior unsecured notes due 2021 (the "2021 Notes"). The 2021 Notes were sold in private offerings for resale to qualified institutional buyers pursuant to SEC Rule 144A and mature on April 15, 2021. Interest accrues at 5.625% and is paid semi-annually in arrears on April 15 and October 15 of each year. Holdings provided a guarantee of the 2021 Notes but Holdings is not subject to the covenants under the indenture. In the second quarter of 2016, we paid $10.9 million for the purchase of $10.8 million of par value and accrued interest on our 2021 Notes reducing the principal amount to $189.2 million.

Senior secured notes—$445.0 million

        In February 2015, Group issued $250.0 million of 5.375% senior secured notes due 2022 (the "2022 Notes"). In December 2016, we issued an additional $125.0 million of our 2022 Notes at a premium of 100.365%. In August 2018, we issued an additional $70.0 million of our 2022 Notes at a premium of 101.75%. The 2022 Notes were sold in private offerings for resale to qualified institutional buyers pursuant to SEC Rule 144A and mature on March 1, 2022. Interest accrues at 5.375% and is paid semi-annually in arrears on March 1 and September 1 of each year. The net proceeds from the February 2015 offering were $248.6 million, the net proceeds from the December 2016 offering were $124.3 million and the net proceeds from the August 2018 offering were $69.9 million.

Limitations under the indentures

        The indentures governing our 2022 and 2021 Notes, among other things, limit our ability to incur indebtedness; to pay dividends or make other distributions; to make certain investments and other restricted payments; to create liens; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; to incur restrictions on the ability of a subsidiary to pay dividends or make other payments; and to enter into certain transactions with our affiliates. Limitations on the ability to incur additional indebtedness (excluding IRU agreements incurred in the normal course of business) include a restriction on incurring additional indebtedness if our consolidated leverage ratio, as defined in the indentures, is greater than 5.0. The indentures prohibit certain payments, such as dividends and stock purchases, when our consolidated leverage ratio, as defined by the indentures, is greater than 4.25. The unrestricted payment amount may be increased by our consolidated cash flow, as defined in the indentures, as long as our consolidated leverage ratio is less than 4.25. Our consolidated leverage ratio is currently above 4.25 as of December 31, 2018, and we have a total of $131.3 million that is unrestricted and permitted for investment payments including dividends and stock purchases.

Summarized Financial Information of Holdings

        Holdings is a guarantor under the 2021 and 2022 Notes. Under the indentures we are required to disclose financial information of Holdings including its assets, liabilities and its operating results

("Holdings Financial Information"). The Holdings Financial Information as of and for the year ended December 31, 2018 is detailed below (in thousands).

December 31, 2018
(Unaudited)
Cash and cash equivalents	$131,172
Accrued interest receivable	164

Total assets	$131,336

Investment from subsidiaries	$286,249
Common stock	46
Accumulated deficit	(154,959)

Total equity	$131,336

Year Ended December 31, 2018
(Unaudited)
Equity-based compensation expense	$19,431
Interest income	1,618

Net loss	$(17,813)

Common Stock Buyback Program

        Our Board of Directors has approved through December 31, 2019, purchases of our common stock under a buyback program (the "Buyback Program"). We purchased 0.1 million shares of our common stock for $6.6 million during the year ended December 31, 2018, 0.1 million shares of our common stock for $1.8 million during the year ended December 31, 2017 and 0.1 million shares of our common stock for $4.5 million during the year ended December 31, 2016. As of December 31, 2018 there was a total of $34.9 million available under the Buyback Program.

Dividends on Common Stock

        Dividends are recorded as a reduction to retained earnings. Dividends on unvested restricted shares of common stock are paid as the awards vest. Our initial quarterly dividend payment was made in the third quarter of 2012. On February 20, 2019, our Board of Directors approved the payment of our quarterly dividend of $0.58 per common share. The dividend for the first quarter of 2019 will be paid to holders of record on March 8, 2019. This estimated $26.2 million dividend payment is expected to be made on March 29, 2019.

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

Contractual Obligations and Commitments

        The following table summarizes our contractual cash obligations and other commercial commitments as of December 31, 2018.

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
	(in thousands)
Debt(1)	755,793	43,242	255,592	456,959	—
Capital lease obligations(2)	339,418	24,053	47,631	43,523	224,211
Operating leases, colocation and data center obligations(3)	136,965	37,984	46,511	24,234	28,236
Unconditional purchase obligations(4)	21,087	10,879	714	647	8,847

Total contractual cash obligations	$1,253,263	$116,158	$350,448	$525,363	$261,294

(1)
These amounts include interest and principal payment obligations on our $445.0 million of 2022 Notes through the maturity date of March 1, 2022, interest and principal payments on our $189.2 million of 2021 Notes through the maturity date of April 15, 2021 and $11.2 million due under an installment payment agreement with a vendor.

(2)
The amounts include principal and interest payments under our capital lease obligations. Our capital lease obligations were incurred in connection with IRUs for inter-city and intra-city dark fiber underlying substantial portions of our network. These capital leases are presented on our balance sheet at the net present value of the future minimum lease payments, or $163.8 million at December 31, 2018. These leases generally have initial terms of 15 to 20 years.

(3)
These amounts include amounts due under our facilities and IRU operating leases, colocation obligations and carrier neutral data center obligations.

(4)
These amounts include amounts due under unconditional purchase obligations including dark fiber IRU operating and capital lease agreements entered into but not delivered and accepted prior to December 31, 2018.

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

Revenue recognition

        Our service offerings consist of on-net and off-net telecommunications services. Fixed fees are billed monthly in advance and usage fees are billed monthly in arrears. Amounts billed are due upon receipt and contract lengths range from month to month to 60 months. We satisfy our performance obligations to provide services to customers over time as the services are rendered. Revenue is recognized when a customer obtains the promised service. The amount of revenue recognized reflects the consideration to which we expect to be entitled to receive in exchange for these services.

        To achieve this core principle, we follow the following five steps:

  1)
  Identification of the contract, or contracts with a customer

  2)
  Identification of the performance obligations in the contract

  3)
  Determination of the transaction price

  4)
  Allocation of the transaction price to the performance obligations in the contract

  5)
  Recognition of revenue when, or as, we satisfy a performance obligation

        Installation fees for contracts with terms longer than month-to-month are recognized over the contract term. Installation fees associated with month-to-month contracts are recognized over the estimated average customer life. To the extent a customer contract is terminated prior to its contractual end the customer is subject to termination fees. We vigorously seek payment of these amounts. We recognize revenue for these amounts as they are collected.

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

Recent Accounting Pronouncements

Recent Accounting Pronouncements—to be Adopted

        In February 2016, the FASB issued ASU No. 2016-02, Leases ("ASU 2016-02"). ASU 2016-02 will replace most existing lease accounting guidance when it becomes effective. ASU 2016-02 is effective for us beginning on January 1, 2019. Early application is permitted. In July 2018 the FASB approved an Accounting Standards Update which, among other changes, allows a company to elect to adopt ASU 2016-02 using a cumulative effect adjustment on the adoption date. ASU 2016-02 will require us to record a right to use asset and a lease liability for most of our leases, including our leases currently treated as operating leases. We are continuing to evaluate the effect that ASU 2016-02 will have on our consolidated financial statements and related disclosures and we will elect to apply certain practical expedients. We estimate that the effect of ASU 2016-02 would be to record a right to use asset and lease liability totaling approximately $97 million. The estimated lease liability is not considered a liability under the consolidated leverage ratio calculations in our indentures governing our senior unsecured and senior secured note obligations. We did not early adopt ASU 2016-02 and we will adopt the standard using the modified retrospective approach with a cumulative-effect adjustment on January 1, 2019.

        In June 2016, the FASB issued No. ASU 2016-13, "Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments." This guidance is intended to introduce a revised approach to the recognition and measurement of credit losses, emphasizing an updated model based on expected losses rather than incurred losses. This new standard is effective for annual and interim reporting periods beginning after December 15, 2019 and early adoption is permitted. We are currently evaluating the impact that this guidance may have on our financial statements and related disclosures.

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

Foreign Currency Exchange Risk

        Our operations outside of the United States expose us to potentially unfavorable adverse movements in foreign currency rate changes. We have not entered into forward exchange contracts related to our foreign currency exposure. While we record financial results and assets and liabilities from our international operations in the functional currency, which is generally the local currency, these results are reflected in our consolidated financial statements in US dollars. Therefore, our reported results are exposed to fluctuations in the exchange rates between the US dollar and the local currencies, in particular the Euro and the Canadian dollar. In addition, we may fund certain cash flow requirements of our international operations in US dollars. Accordingly, in the event that the local currencies strengthen versus the US dollar to a greater extent than planned, the revenues, expenses and cash flow requirements associated with our international operations may be significantly higher in US-dollar terms than planned. During the year ended December 31, 2018, our foreign activities accounted for 23% of our consolidated revenue. A 1% change in foreign exchange rates would impact our consolidated annual revenue by approximately $1.0 million. Changes in foreign currency rates could adversely and materially affect our operating results.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Cogent Communications Holdings, Inc.

Opinion on the Financial Statements

        We have audited the accompanying consolidated balance sheets of Cogent Communications Holdings, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of comprehensive income, changes in stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a)2 (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2019 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2002
Tysons, VA
February 22, 2019

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2018 AND 2017

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	2018	2017
Assets
Current assets:
Cash and cash equivalents	$276,093	$247,011
Accounts receivable, net of allowance for doubtful accounts of $1,263 and $1,499, respectively	41,709	39,096
Prepaid expenses and other current assets	32,535	20,011

Total current assets	350,337	306,118
Property and equipment:
Property and equipment	1,300,503	1,233,756
Accumulated depreciation and amortization	(925,178)	(852,474)

Total property and equipment, net	375,325	381,282
Deferred tax assets	2,733	17,616
Deposits and other assets	11,455	5,572

Total assets	$739,850	$710,588

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$8,519	$11,592
Accrued and other current liabilities	51,431	47,947
Installment payment agreement, current portion, net of discount of $395 and $337, respectively	8,283	7,816
Capital lease obligations, current maturities	7,074	7,171

Total current liabilities	75,307	74,526
Senior secured 2022 notes, net of unamortized debt costs of $2,695 and $1,870, respectively and including premium of $1,405 and $382, respectively	443,710	373,512
Senior unsecured 2021 notes, net of unamortized debt costs of $1,476 and $2,060, respectively	187,749	187,165
Capital lease obligations, net of current maturities	156,706	150,333
Other long term liabilities	25,380	27,596

Total liabilities	888,852	813,132

Commitments and contingencies
Stockholders' equity:
Common stock, $0.001 par value; 75,000,000 shares authorized; 46,336,499 and 45,960,799 shares issued and outstanding, respectively	46	46
Additional paid-in capital	471,331	456,696
Accumulated other comprehensive income	(10,928)	(4,600)
Accumulated deficit	(609,451)	(554,686)

Total stockholders' deficit	(149,002)	(102,544)

Total liabilities and stockholders' equity	$739,850	$710,588

The accompanying notes are an integral part of these consolidated balance sheets.

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR EACH OF THE THREE YEARS ENDED DECEMBER 31, 2018

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	2018	2017	2016
Service revenue	$520,193	$485,175	$446,900
Operating expenses:
Network operations (including $895, $604 and $573 of equity-based compensation expense, respectively), exclusive of amounts shown separately	219,526	209,278	194,066
Selling, general, and administrative (including $16,813, $12,686 and $10,162 of equity-based compensation expense, respectively)	133,858	127,915	120,709
Depreciation and amortization	81,233	75,926	75,235

Total operating expenses	434,617	413,119	390,010

Gains on equipment transactions	982	3,862	7,739
Losses on debt extinguishment and redemption	—	—	(587)

Operating income	86,558	75,918	64,042
Interest income and other	5,880	3,667	1,021
Interest expense	(51,056)	(48,467)	(40,803)

Income before income taxes	41,382	31,118	24,260
Income tax expense	(12,715)	(25,242)	(9,331)

Net income	$28,667	$5,876	$14,929

Comprehensive income:
Net income	$28,667	$5,876	$14,929
Foreign currency translation adjustment	(6,328)	12,593	(2,500)

Comprehensive income	$22,339	$18,469	$12,429

Basic net income per common share	$0.63	$0.13	$0.33

Diluted net income per common share	$0.63	$0.13	$0.33

Dividends declared per common share	$2.12	$1.80	$1.51

Weighted-average common shares—basic	45,280,161	44,855,263	44,641,805

Weighted-average common shares—diluted	45,780,954	45,184,203	44,873,030

The accompanying notes are an integral part of these consolidated statements.

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

FOR EACH OF THE THREE YEARS ENDED DECEMBER 31, 2018

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholder's
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance at December 31, 2015	45,198,718	$45	$434,161	$(14,693)	$(431,784)	$(12,271)

Cumulative-effect adjustment from adoption of ASU 2018-09	—	—	—	—	6,160	6,160
Forfeitures of shares granted to employees	(3,824)	—	—	—	—	—
Equity-based compensation	—	—	11,910	—	—	11,910
Foreign currency translation	—	—	—	(2,500)	—	(2,500)
Issuances of common stock	358,130	—	—	—	—	—
Exercises of options	53,245	—	1,220	—	—	1,220
Common stock purchases and retirement	(127,482)	—	(4,492)	—	—	(4,492)
Dividends paid	—	—	—	—	(68,210)	(68,210)
Net income	—	—	—	—	14,929	14,929

Balance at December 31, 2016	45,478,787	$45	$442,799	$(17,193)	$(478,905)	$(53,254)

Forfeitures of shares granted to employees	(10,181)	—	—	—	—	—
Equity-based compensation	—	—	14,504	—	—	14,504
Foreign currency translation	—	—	—	12,593	—	12,593
Issuances of common stock	499,654	1	—	—	—	1
Exercises of options	39,289	—	1,222	—	—	1,222
Common stock purchases and retirement	(46,750)	—	(1,829)	—	—	(1,829)
Dividends paid	—	—	—	—	(81,657)	(81,657)
Net income	—	—	—	—	5,876	5,876

Balance at December 31, 2017	45,960,799	$46	$456,696	$(4,600)	$(554,686)	$(102,544)

Cumulative effect adjustment from adoption of ASC 606	—	—	—	—	14,455	14,455
Forfeitures of shares granted to employees	(24,973)	—	—	—	—	—
Equity-based compensation	—	—	19,431	—	—	19,431
Foreign currency translation	—	—	—	(6,328)	—	(6,328)
Issuances of common stock	496,228	—	—	—	—	—
Exercises of options	52,440	—	1,768	—	—	1,768
Common stock purchases and retirement	(147,995)	—	(6,564)	—	—	(6,564)
Dividends paid	—	—	—	—	(97,887)	(97,887)
Net income	—	—	—	—	28,667	28,667

Balance at December 31, 2018	46,336,499	$46	$471,331	$(10,928)	$(609,451)	$(149,002)

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR EACH OF THE THREE YEARS ENDED DECEMBER 31, 2018

(IN THOUSANDS)

	2018	2017	2016
Cash flows from operating activities:
Net income	$28,667	$5,876	$14,929
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	81,233	75,926	75,235
Amortization of debt discount and premium	1,533	1,239	1,105
Equity-based compensation expense (net of amounts capitalized)	17,708	13,290	10,735
Losses on debt extinguishment and redemption	—	—	587
Gains—equipment transactions and other, net	(1,109)	(4,833)	(7,674)
Deferred income taxes	11,117	24,679	9,224
Changes in operating assets and liabilities:
Accounts receivable	(3,204)	(4,161)	(3,183)
Prepaid expenses and other current assets	(438)	1,146	(2,923)
Deposits and other assets	(1,490)	1,111	(336)
Accounts payable, accrued liabilities and other long-term liabilities	(96)	(2,571)	10,268

Net cash provided by operating activities	133,921	111,702	107,967

Cash flows from investing activities:
Purchases of property and equipment	(49,937)	(45,801)	(45,234)

Net cash used in investing activities	(49,937)	(45,801)	(45,234)

Cash flows from financing activities:
Net proceeds from issuance of 2022 secured notes—net of debt costs of $1,364 and $1,202, respectively	69,861	—	124,267
Extinguishment of 2021 unsecured notes	—	—	(10,775)
Dividends paid	(97,887)	(81,657)	(68,210)
Principal payments of capital lease obligations	(10,286)	(11,201)	(12,466)
Principal payments of installment payment agreement	(9,437)	(3,802)	(21,203)
Purchases of common stock	(6,564)	(1,829)	(4,492)
Proceeds from exercises of common stock options	1,768	1,222	1,220

Net cash (used in) provided by financing activities	(52,545)	(97,267)	8,341

Effect of exchange rate changes on cash	(2,357)	4,058	(346)

Net increase (decrease) in cash and cash equivalents	29,082	(27,308)	70,728
Cash and cash equivalents, beginning of year	247,011	274,319	203,591

Cash and cash equivalents, end of year	$276,093	$247,011	$274,319

Supplemental disclosures of cash flow information:
Cash paid for interest	$48,918	$47,032	$37,125
Cash paid for income taxes	2,444	441	143
Non-cash investing and financing activities:
Capital lease obligations incurred	20,050	22,595	18,439
PP&E obtained for installment payment agreement	9,925	9,027	5,521
Fair value of equipment acquired in leases	—	—	2,110
Non-cash component of network equipment obtained in exchange transactions	968	3,861	7,739

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

Description of business

        The Company is a Delaware corporation and is headquartered in Washington, DC. The Company is a facilities-based provider of low-cost, high-speed Internet access services, private network services and data center colocation space. The Company's network is specifically designed and optimized to transmit packet routed data. The Company delivers its services primarily to small and medium-sized businesses, communications service providers and other bandwidth-intensive organizations in North America, Europe, and Asia and recently in Australia and Brazil.

        The Company offers on-net Internet access and private network services exclusively through its own facilities, which run from its network to its customers' premises. The Company is not dependent on local telephone companies or cable TV companies to serve its customers for its on-net Internet access services because of its integrated network architecture. The Company offers its on-net services to customers located in buildings that are physically connected to its network. The Company's on-net service consists of high-speed Internet access and private network services offered at speeds ranging from 100 Megabits per second to 100 Gigabits per second of bandwidth. The Company provides its on-net Internet access services and private network services to its corporate and net-centric customers. The Company's corporate customers are located in multi-tenant office buildings and typically include law firms, financial services firms, advertising and marketing firms and other professional services businesses. The Company's net-centric customers include bandwidth-intensive users such as other Internet service providers, telephone companies, cable television companies, web hosting companies, content delivery network companies and commercial content and application service providers. These net-centric customers obtain the Company's services in colocation facilities and in the Company's data centers. The Company operates data centers throughout North America and Europe that allow its customers to collocate their equipment and access the Company's network.

        In addition to providing its on-net services, the Company provides Internet connectivity and private network services to customers that are not located in buildings directly connected to its network. The Company provides this off-net service primarily to corporate customers using other carriers' facilities to provide the "last mile" portion of the link from the customers' premises to the Company's network. The Company also provides certain non-core services that resulted from acquisitions. The Company continues to support but does not actively sell these non-core services. Beginning in the second quarter of 2018 the Company began to offer and sell its software-defined wide area network ("SDWAN") service.

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

Allowance for doubtful accounts

        The Company establishes an allowance for doubtful accounts and other sales credit adjustments related to its trade receivables. Trade receivables are recorded at the invoiced amount and can bear interest. Allowances for sales credits are established through a reduction of revenue, while allowances for doubtful accounts are established through a charge to selling, general, and administrative expenses as bad debt expense. The Company assesses the adequacy of these reserves by evaluating factors, such as the length of time individual receivables are past due, historical collection experience, and changes in the credit worthiness of its customers. The Company also assesses the ability of specific customers to meet their financial obligations and establishes specific allowances related to these customers. If circumstances relating to specific customers change or economic conditions change such that the Company's past collection experience and assessment of the economic environment are no longer appropriate, the Company's estimate of the recoverability of its trade receivables could be impacted. Accounts receivable balances are written-off against the allowance for doubtful accounts after all means of internal collection activities have been exhausted and the potential for recovery is considered remote. The Company recognized bad debt expense, net of recoveries, of $3.3 million, $3.7 million and $2.8 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Recent Accounting Pronouncements—Adopted

        In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASC 606"), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers, and also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. ASC 606 replaced most existing revenue recognition guidance in U.S. GAAP. The new standard was effective for the Company on January 1, 2018. The standard permits the use of either the full retrospective or modified retrospective transition method. The Company adopted ASC 606 using the modified retrospective transition method on January 1, 2018 and applied the standard to all of its customer contracts that were not considered completed as of the adoption date. Under the modified retrospective method, the cumulative effect of applying the standard was recognized at the date of initial application and resulted in a reduction to the Company's accumulated deficit of $14.5 million, recording customer contract costs (a new asset) of $17.3 million, a decrease to

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Description of the business and summary of significant accounting policies: (Continued)

deferred revenue of $0.9 million and a decrease to deferred income tax assets of $3.8 million. The Company refers to contract liabilities as "deferred revenue" on the condensed consolidated balance sheets and related disclosures. Results for reporting periods beginning January 1, 2018 are presented under ASC 606, while prior period amounts were not adjusted and continue to be reported in accordance with the Company's historic accounting under Topic 605, Revenue Recognition.

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

        Additionally, the Company is required to capitalize certain contract acquisition costs that relate directly to a customer contract, including commissions paid to its sales team and sales agents, and to amortize these costs on straight-line basis over the period the services are transferred to the customer for commissions paid to its sales team (estimated customer life) and over the contract term for agent commissions. The Company previously expensed these contract acquisition costs as incurred in selling, general and administrative expenses. Management assesses these costs for impairment at least quarterly and as "triggering" events occur that indicate it is more likely than not that an impairment exists.

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Description of the business and summary of significant accounting policies: (Continued)

        The impact on the Company's financial statement line items from adopting ASC 606 was as follows (in thousands, except earnings per share). There was no net impact on net cash provided by operating activities.

Financial Statement Line Items	As Reported December 31, 2018	Balances Without the Adoption of ASC 606
Balance Sheet
Prepaid expenses and other current assets	$32,535	$19,600
Deposits and other assets	$11,455	$5,917
Deferred tax assets	$2,733	$6,535
Accrued and other current liabilities	$51,431	$51,078
Other long term liabilities	$25,380	$26,738
Accumulated deficit	$(609,451)	$(625,235)
Statement of Comprehensive Income
Three months ended December 31, 2018
Service revenue	$132,049	$132,021
Selling, general and administrative expenses	$33,218	$33,160
Operating income	$22,311	$22,340
Net income	$7,100	$7,129
Basic earnings per share	$0.16	$0.16
Diluted earnings per share	$0.16	$0.16
Comprehensive income	$4,844	$4,873
Statement of Comprehensive Income
Year ended December 31, 2018
Service revenue	$520,193	$520,133
Selling, general and administrative expenses	$133,858	$135,125
Operating income	$86,558	$85,230
Net income	$28,667	$27,339
Basic earnings per share	$0.63	$0.60
Diluted earnings per share	$0.63	$0.60
Comprehensive income	$22,339	$21,011

	December 31, 2018	At Adoption— January 1, 2018
Customer contract costs—current portion (included in prepaid and other current assets)	$12,935	$11,893
Customer contract costs—non-current portion (included in deposits and other assets)	5,538	5,400
Deferred revenue—current portion (included in accrued and other current liabilities)	4,504	3,846
Deferred revenue—non-current portion (included in other long-term liabilities)	1,536	2,865

        Service revenue recognized from amounts in deferred revenue at the beginning of the period during the three months ended December 31, 2018 was $1.7 million and during the year ended

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Description of the business and summary of significant accounting policies: (Continued)

December 31, 2018 was $5.0 million. Amortization expense for contract costs was $4.3 million for the three months ended December 31, 2018 and $16.8 million for the year ended December 31, 2018.

Revenue recognition

        The Company's service offerings consist of on-net and off-net telecommunications services. Fixed fees are billed monthly in advance and usage fees are billed monthly in arrears. Amounts billed are due upon receipt and contract lengths range from month to month to 60 months. The Company satisfies its performance obligations to provide services to customers over time as the services are rendered. In accordance with ASC 606, revenue is recognized when a customer obtains the promised service. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these services. The Company has adopted the practical expedient related to certain performance obligation disclosures since it has a right to consideration from its customer in an amount that corresponds directly with the value to the customer of the Company's performance completed to date.

        To achieve this core principle, the Company followed the following five steps:

  1)
  Identification of the contract, or contracts with a customer

  2)
  Identification of the performance obligations in the contract

  3)
  Determination of the transaction price

  4)
  Allocation of the transaction price to the performance obligations in the contract

  5)
  Recognition of revenue when, or as, the Company satisfies a performance obligation

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

Gross receipts taxes, universal service fund and other surcharges

        Revenue recognition standards include guidance relating to taxes or surcharges assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer and may include, but are not limited to, gross receipts taxes, excise taxes, Universal Service Fund fees and certain state regulatory fees. Such charges may be presented gross or net based upon the Company's accounting policy election. The Company records certain excise taxes and surcharges on a gross basis and includes them in its revenues and costs of network operations. Excise taxes and surcharges billed to customers and recorded on a gross basis (as service revenue and network operations expense) were $12.5 million, $10.9 million, and $9.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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

Foreign currency translation adjustment and comprehensive income

        The consolidated financial statements of the Company's non-US operations are translated into US dollars using the period-end foreign currency exchange rates for assets and liabilities and the average foreign currency exchange rates for revenues and expenses. Gains and losses on translation of the accounts are accumulated and reported as a component of other comprehensive income in stockholders' equity. The Company's only components of "other comprehensive income" are currency translation adjustments for all periods presented. The Company considers the majority of its investments in its foreign subsidiaries to be long-term in nature. The Company's foreign exchange transaction gains (losses) are included within interest income and other on the consolidated statements of comprehensive income.

Financial instruments

        The Company considers all highly liquid investments with an original maturity of three months or less at purchase to be cash equivalents. The Company determines the appropriate classification of its investments at the time of purchase and evaluates such designation at each balance sheet date.

        At December 31, 2018 and December 31, 2017, the carrying amount of cash and cash equivalents, accounts receivable, prepaid and other current assets, accounts payable, and accrued expenses approximated fair value because of the short-term nature of these instruments. The Company measures its cash equivalents at amortized cost, which approximates fair value based upon quoted market prices (Level 1). Based upon recent trading prices (Level 2—market approach) at December 31, 2018 the fair value of the Company's $189.2 million senior unsecured notes was $188.5 million and the fair value of the Company's $445.0 million senior secured notes was $438.3 million.

Concentrations of credit risk

        The Company's assets that are exposed to credit risk consist of its cash and cash equivalents, other assets and accounts receivable. As of December 31, 2018 and 2017, the Company's cash equivalents were invested in demand deposit accounts, overnight investments and money market funds. The Company places its cash equivalents in instruments that meet high-quality credit standards as specified in the Company's investment policy guidelines. Accounts receivable are due from customers located in major metropolitan areas in the United States, Europe, Canada, Mexico, and Asia and recently in Australia and Brazil. Receivables from the Company's net-centric (wholesale) customers are generally subject to a higher degree of credit risk than the Company's corporate customers.

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

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Description of the business and summary of significant accounting policies: (Continued)

        The following details the determination of the diluted weighted average shares:

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Weighted average common shares—basic	45,280,161	44,855,263	44,641,805
Dilutive effect of stock options	33,134	31,534	31,760
Dilutive effect of restricted stock	467,659	297,406	199,465

Weighted average common shares—diluted	45,780,954	45,184,203	44,873,030

        The following details unvested shares of restricted common stock as well as the anti-dilutive effects of stock options and restricted stock awards outstanding:

	December 31, 2018	December 31, 2017	December 31, 2016
Unvested shares of restricted common stock	1,187,586	1,112,151	908,761
Anti-dilutive options for common stock	53,114	47,513	90,959
Anti-dilutive shares of restricted common stock	3,545	201	79,450

Recent Accounting Pronouncements—to be Adopted

        In February 2016, the FASB issued ASU No. 2016-02, Leases ("ASU 2016-02"). ASU 2016-02 will replace most existing lease accounting guidance when it becomes effective. ASU 2016-02 is effective for the Company beginning on January 1, 2019. Early application is permitted. In July 2018 the FASB approved an Accounting Standards Update which, among other changes, allows a company to elect to adopt ASU 2016-02 using a cumulative effect adjustment on the adoption date. ASU 2016-02 will require the Company to record a right to use asset and a lease liability for most of its leases, including its leases currently treated as operating leases. The Company is continuing to evaluate the effect that ASU 2016-02 will have on its consolidated financial statements and related disclosures and the Company will elect to apply certain practical expedients. The Company estimates that the effect of ASU 2016-02 would be to record a right to use asset and lease liability totaling approximately $97 million. The estimated lease liability is not considered a liability under the consolidated leverage ratio calculations in the indentures governing the Company's senior unsecured and senior secured note obligations. The Company did not early adopt ASU 2016-02 and will adopt the standard using the modified retrospective approach with a cumulative-effect adjustment on January 1, 2019.

        In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments." This guidance is intended to introduce a revised approach to the recognition and measurement of credit losses, emphasizing an updated model based on expected losses rather than incurred losses. This new standard is effective for annual and interim reporting periods beginning after December 15, 2019 and early adoption is permitted. The Company is currently evaluating the impact that this guidance may have on its financial statements and related disclosures.

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Property and equipment:

        Property and equipment consisted of the following (in thousands):

	December 31,
	2018	2017
Owned assets:
Network equipment	$538,761	$510,327
Leasehold improvements	214,495	200,184
System infrastructure	124,018	114,046
Software	9,963	9,701
Office and other equipment	16,711	14,591
Building	1,277	1,334
Land	108	113

	905,333	850,296
Less—Accumulated depreciation and amortization	(736,356)	(680,114)

	168,977	170,182
Assets under capital leases:
IRUs	395,170	383,460
Less—Accumulated depreciation and amortization	(188,822)	(172,360)

	206,348	211,100

Property and equipment, net	$375,325	$381,282

        Depreciation and amortization expense related to property and equipment and capital leases was $81.2 million, $75.9 million and $75.2 million, for 2018, 2017 and 2016, respectively.

        The Company capitalizes the compensation cost of employees directly involved with its construction activities. In 2018, 2017 and 2016, the Company capitalized compensation costs of $10.5 million, $9.7 million and $8.7 million respectively. These amounts are included in system infrastructure costs.

Exchange agreement

        In 2018, 2017 and 2016 the Company exchanged certain used network equipment and cash consideration for new network equipment. The fair value of the new network equipment received was estimated to be $3.2 million, $9.1 million and $15.5 million resulting in gains of $1.0 million, $3.9 million and $7.7 million respectively. The estimated fair value of the equipment received was based upon the cash consideration price the Company pays for the new network equipment on a standalone basis (Level 3).

Installment payment agreement

        The Company has entered into an installment payment agreement ("IPA") with a vendor. Under the IPA the Company may purchase network equipment in exchange for interest free note obligations each with a twenty-four month term. There are no payments under each note obligation for the first six months followed by eighteen equal installment payments for the remaining eighteen month term. As of December 31, 2018 and December 31, 2017, there was $11.2 million and $10.7 million, respectively, of

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Property and equipment: (Continued)

note obligations outstanding under the IPA, secured by the related equipment. The Company recorded the assets purchased and the present value of the note obligation utilizing an imputed interest rate. The resulting discounts totaling $0.4 million and $0.4 million as of December 31, 2018 and December 31, 2017, respectively, under the note obligations are being amortized over the note term using the effective interest rate method.

3. Accrued and other liabilities:

        Accrued and other current liabilities consist of the following (in thousands):

	December 31,
	2018	2017
Operating accruals	$24,020	$25,278
Deferred revenue—current portion	4,504	4,758
Payroll and benefits	7,695	5,139
Taxes—non-income based	4,212	2,360
Interest	11,000	10,412

Total	$51,431	$47,947

4. Long-term debt:

Debt extinguishment and new debt issuances—$445.0 million 2022 Notes

        In February 2015, Group issued $250.0 million of 5.375% senior secured notes due 2022 (the "2022 Notes"). The net proceeds from the offering were $248.6 million after deducting discounts and commissions and offering expenses. In December 2016, the Company issued an additional $125.0 million par value of its 2022 Notes at a premium of 100.375% of par value. The Company received net proceeds of $124.3 million after deducting offering costs. In August 2018, the Company issued an additional $70.0 million par value of its 2022 Notes at a premium of 101.75% of par value. The Company received net proceeds of $69.9 million after deducting offering costs. The premium and offering costs are amortized to interest expense to the maturity date using the effective interest rate method. The net proceeds from these offerings are intended to be used for general corporate purposes.

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

Senior unsecured notes—$189.2 million 2021 Notes

        On April 9, 2014, Cogent Communications Finance, Inc. ("Cogent Finance"), a newly formed financing subsidiary of Group, completed an offering at par of $200.0 million in aggregate principal amount of 5.625% Senior Notes due 2021 (the "2021 Notes"). The 2021 Notes were sold in private offerings for resale to qualified institutional buyers pursuant to SEC Rule 144A and will mature on April 15, 2021. Interest is paid semi-annually on April 15 and October 15. Cogent Finance merged with Group, with Group continuing as the surviving corporation (the "Finance Merger"). At the time of consummation of the Finance Merger, Group assumed the obligations of Cogent Finance under the 2021 Notes and the indenture governing the 2021 Notes (the "Indenture") and Group and each of Group's domestic subsidiaries became party to the Indenture pursuant to a supplemental indenture to the Indenture and the obligations under the Indenture became obligations solely of Group and each of Group's domestic subsidiaries. Holdings also provided a guarantee of the 2021 Notes but Holdings is not subject to the covenants under the Indenture. The net proceeds from the offering were $195.8 million after deducting commissions and offering expenses. The net proceeds from the offering are intended to be used for general corporate purposes.

        In the second quarter of 2016, the Company paid $10.9 million for the purchase of $10.8 million of par value and accrued interest on its 2021 Notes reducing the principal amount to $189.2 million and resulting in a loss on extinguishment of $0.2 million. The loss resulted from the write off of the remaining unamortized debt issuance costs related to the purchased notes.

        The 2021 Notes bear interest at a rate of 5.625% per year and will mature on April 15, 2021. Interest is paid semi-annually on April 15 and October 15. The 2021 Notes are senior unsecured obligations of Group and are guaranteed on a senior unsecured basis by Holdings. The 2021 Notes are

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Long-term debt: (Continued)

effectively subordinated in right of payment to all of Group's and each guarantor's secured indebtedness and future secured indebtedness, if any, to the extent of the value of the assets securing such indebtedness. The 2021 Notes are equal in right of payment with Group's and each guarantor's unsecured indebtedness that is not subordinated in right of payment to the 2021 Notes. The 2021 Notes rank senior in right of payment to Group's and each guarantor's future subordinated debt, if any; and are structurally subordinated in right of payment to all indebtedness and other liabilities of any of the Group's subsidiaries that are not guarantors, which only consist of immaterial subsidiaries and foreign subsidiaries that do not guarantee other indebtedness of Group.

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

Limitations under the indentures

        The indentures governing the 2022 Notes and 2021 Notes, among other things, limit the ability of Group (the company owned by Holdings which owns the operating companies) to incur indebtedness; to pay dividends or make other distributions; to make certain investments and other restricted payments; to create liens; consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; to incur restrictions on the ability of a subsidiary to pay dividends or make other payments; and to enter into certain transactions with its affiliates. Limitations on the ability to incur additional indebtedness (excluding IRU agreements incurred in the normal course of business) include a restriction on incurring additional indebtedness if Group's consolidated leverage ratio, as defined in the indentures, is greater than 5.0. The indentures prohibit certain payments, such as dividends and stock purchases, when Group's consolidated leverage ratio, as defined by the indentures, is greater than 4.25. A certain amount of such unrestricted payments is permitted notwithstanding this prohibition. The unrestricted payment amount may be increased by Group's consolidated cash flow, as defined in the indentures, as long as the Group's consolidated leverage ratio is less than 4.25. Group's consolidated leverage ratio was above 4.25 as of December 31, 2018. As of December 31, 2018, a total of $131.3 million ($131.2 million held by Holdings in cash) was permitted for investment payments including dividends to Holdings.

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Long-term debt: (Continued)

Long-term debt maturities

        The aggregate future contractual maturities of long-term debt were as follows as of December 31, 2018 (in thousands):

For the year ending December 31,
2019	$8,678
2020	2,561
2021	189,225
2022	445,000
2023	—
Thereafter	—

Total	$645,464

5. Income taxes:

        On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the "Act"). The Act amended the Internal Revenue Code and reduced the corporate tax rate from a maximum of 35% to a flat 21% rate. The rate reduction was effective on January 1, 2018. The Company's net deferred tax assets represent a decrease in corporate taxes expected to be paid in the future. Under generally accepted accounting principles deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company's net deferred tax asset was determined based on the current enacted federal tax rate of 35% prior to the passage of the Act. As a result of the reduction in the corporate income tax rate from 35% to 21% and other provisions under the Act, the Company has made reasonable estimates of the effects of the Act and revalued its net deferred tax asset on a provisional basis at December 31, 2017 resulting in a reduction in the value of its net deferred tax asset of approximately $9.0 million and recorded a transition tax of $2.3 million related to its foreign operations for a total of $11.3 million, which was recorded as additional noncash income tax expense in the year ended December 31, 2017. As of December 31, 2018, the Company has collected all of the necessary data to complete its analysis of the effect of the Act on its underlying deferred income taxes and recorded a $0.1 million reduction in the value to its net deferred tax asset. The Act subjects a U.S. shareholder to current tax on global intangible low-taxed income earned by certain foreign subsidiaries. FASB Staff Q&A, Topic 740, No. 5, "Accounting for Global Intangible Low-Taxed Income", states that the Company is permitted to make an accounting policy election to either recognize deferred income taxes for temporary basis differences expected to reverse as global intangible low-taxed income in future years or provide for the income tax expense related to such income in the year the income tax is incurred. The Company has made an accounting policy to record these income taxes as a period cost in the year the income tax in incurred.

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Income taxes: (Continued)

        The components of income (loss) before income taxes consist of the following (in thousands):

	Years Ended December 31,
	2018	2017	2016
Domestic	$63,878	$52,250	$41,759
Foreign	(22,496)	(21,132)	(17,499)

Total income before income taxes	$41,382	$31,118	$24,260

        The income tax expense is comprised of the following (in thousands):

	Years Ended December 31,
	2018	2017	2016
Current:
Federal	$—	$—	$135
State	(1,522)	(353)	(188)
Foreign	(75)	(209)	(202)
Deferred:
Federal	(9,746)	(24,150)	(8,175)
State	(802)	(430)	(1,047)
Foreign	(570)	(100)	146

Total income tax expense	$(12,715)	$(25,242)	$(9,331)

        Our consolidated temporary differences comprising our net deferred tax assets are as follows (in thousands):

	December 31,
	2018	2017
Deferred Tax Assets:
Net operating loss carry-forwards	$255,235	$271,219
Tax credits	2,458	2,771
Equity-based compensation	3,322	2,327

Total gross deferred tax assets	261,015	276,317

Deferred Tax Liabilities:
Depreciation and amortization	29,769	22,777
Accrued liabilities and other	101,934	106,251

Total gross deferred tax liabilities	131,703	129,028

Net deferred tax assets before valuation allowance	129,312	147,289
Valuation allowance	(126,579)	(129,673)

Net deferred tax assets	$2,733	$17,616

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

        As of December 31, 2018, the Company has combined net operating loss carry-forwards of $1.0 billion. This amount includes federal net operating loss carry-forwards in the United States of $131.4 million, net operating loss carry-forwards related to its European, Mexican, Asian and Canadian operations of $851.0 million, $4.0 million, $1.7 million and $1.4 million, respectively. Section 382 of the Internal Revenue Code in the United States limits the utilization of net operating losses when ownership changes, as defined by that section, occur. The Company has performed an analysis of its Section 382 ownership changes and has determined that the utilization of certain of its net operating loss carryforwards in the United States is limited based on the annual Section 382 limitation and remaining carryforward period. Of the $131.4 million of net operating losses available at December 31, 2018 in the United States $44.8 million are limited for use under Section 382. Net operating loss carryforwards outside of the United States totaling $858.0 million are not subject to limitations similar to Section 382. The net operating loss carryforwards in the United States will expire, if unused, between 2025 and 2036. The net operating loss carry-forwards related to the Company's Mexican, Asian and Canadian operations will expire if unused, between 2020 and 2028. The net operating loss carry-forwards related to the Company's European operations include $707.3 million that do not expire and $143.6 million that expire between 2019 and 2033.

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

        In the normal course of business the Company takes positions on its tax returns that may be challenged by taxing authorities. The Company evaluates all uncertain tax positions to assess whether the position will more likely than not be sustained upon examination. If the Company determines that the tax position is not more likely than not to be sustained, the Company records a liability for the amount of the benefit that is not more likely than not to be realized when the tax position is settled. The Company does not have a liability for uncertain tax positions at December 31, 2018 and does not expect that its liability for uncertain tax positions will increase during the twelve months ended December 31, 2019, however, actual changes in the liability for uncertain tax positions could be different than currently expected. If recognized, changes in the Company's total unrecognized tax benefits would impact the Company's effective income tax rate. The roll-forward of the liability for uncertain tax positions is below and excludes interest and penalties.

        The Company or one of its subsidiaries files income tax returns in the US federal jurisdiction and various state and foreign jurisdictions. The Company is subject to US federal tax and state tax examinations for years 2004 to 2018. The Company is subject to tax examinations in its foreign jurisdictions generally for years 2005 to 2018.

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Income taxes: (Continued)

        The following is a reconciliation of the Federal statutory income taxes to the amounts reported in the financial statements (in thousands).

	Years Ended December 31,
	2018	2017	2016
Federal income tax expense at statutory rates	$(8,690)	$(10,892)	$(8,492)
Effect of:
State income taxes, net of federal benefit	(2,665)	(2,244)	(1,080)
Impact of foreign operations	(146)	74	138
Non-deductible expenses	(1,274)	(1,350)	(590)
Changes in tax reserves	—	—	175
Federal tax rate change	—	(9,046)	—
Transition tax on foreign earnings	(130)	(2,296)	—
Other	(645)	239	98
Changes in valuation allowance	835	273	420

Income tax expense	$(12,715)	$(25,242)	$(9,331)

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

For the year ending December 31,
2019	$24,053
2020	24,049
2021	23,582
2022	22,305
2023	21,218
Thereafter	224,211

Total minimum lease obligations	339,418
Less—amounts representing interest	(175,638)

Present value of minimum lease obligations	163,780
Current maturities	(7,074)

Capital lease obligations, net of current maturities	$156,706

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Commitments and contingencies: (Continued)

Current and potential litigation

        In accordance with the accounting guidance for contingencies, the Company accrues its estimate of a contingent liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Where it is probable that a liability has been incurred and there is a range of expected loss for which no amount in the range is more likely than any other amount, the Company accrues at the low end of the range. The Company reviews its accruals at least quarterly and adjusts them to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular matter. The Company has taken certain positions related to its obligations for leased circuits for which it is reasonably possible could result in a loss of up to $2.9 million in excess of the amount accrued at December 31, 2018.

        The Company is engaged in an arbitration proceeding in Spain in which a former provider of optical fiber to the Company is seeking approximately $9 million for the Company's early termination of the optical fiber leases, which amount the Company accrued in 2015. The Company has counterclaimed for damages and is contesting its obligation to pay the termination liability in an arbitration proceeding in Spain. The arbitration is being conducted by the Civil and Commercial Arbitration Court (CIMA) in Madrid, Spain.

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

Operating leases and other facility leases

        The Company leases office space, network equipment sites, and data center facilities under operating leases and other agreements. In certain cases the Company enters into operating lease commitments for fiber. Future minimum annual payments under these arrangements are as follows (in thousands):

For the year ending December 31,
2019	$37,984
2020	26,432
2021	20,079
2022	13,291
2023	10,943
Thereafter	28,236

$136,965

        Expenses related to these arrangements were $37.6 million in 2018, $38.2 million in 2017 and $34.6 million in 2016.

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Commitments and contingencies: (Continued)

Unconditional purchase obligations

        Unconditional purchase obligations for equipment and services totaled $8.5 million at December 31, 2018. As of December 31, 2018, the Company had also committed to additional dark fiber IRU capital and operating lease agreements totaling $12.6 million in future payments to be paid over periods of up to 20 years. These obligations begin when the related fiber is accepted, which is generally expected to occur in 2019. Future minimum payments under these obligations are $10.9 million, $0.4 million, $0.4 million, $0.3 million and $0.3 million for the years ending December 31, 2019 to December 31, 2023, respectively, and $8.8 million, thereafter.

Defined contribution plan

        The Company sponsors a 401(k) defined contribution plan that provides for a Company matching payment. The Company matching payments were $0.8 million for 2018, $0.7 million for 2017 and $0.6 million for 2016 and were paid in cash.

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

Common stock buybacks

        The Company's Board of Directors has approved $50.0 million for purchases of the Company's common stock under a buyback program (the "Buyback Program"). At December 31, 2018, there was $34.9 million remaining for purchases under the Buyback Program. During 2018, 2017 and 2016, the Company purchased approximately 0.1 million, 0.1 million and 0.1 million shares of its common stock for $6.6 million, $1.8 million and $4.5 million, respectively. These common shares were subsequently retired.

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

8. Stock option and award plan:

Incentive award plan

        The Company grants restricted stock and options for common stock under its award plan, as amended (the "Award Plan"). Stock options granted under the Award Plan generally vest over a four-year period and have a term of ten years. Grants of shares of restricted stock granted under the Award Plan generally vest over periods ranging from three to four years. Compensation expense for all awards is recognized on a straight-line basis over the service period. Awards with graded vesting terms that are subject only to service conditions are recognized on a straight-line basis. Certain option and share grants provide for accelerated vesting if there is a change in control, as defined. For grants of restricted stock, when an employee terminates prior to full vesting the employee retains their vested shares and the employees' unvested shares are returned to the plan. For grants of options for common stock, when an employee terminates prior to full vesting, the employee may elect to exercise their vested options for a period of ninety days and any unvested options are returned to the plan. Shares issued to satisfy awards are provided from the Company's authorized shares. In May 2016 the Company granted 73,450 restricted shares under the Award Plan that are subject to certain performance conditions and cliff vesting based upon certain of the Company's operating metrics. The vesting of 48,100 shares granted to the Company's executives in 2017 and 2018 is subject to certain performance conditions and the vesting of 210,000 shares granted to the Company's CEO in 2017 and 2018 are subject to the total shareholder return of the Company's common stock compared to the total shareholder return of the Nasdaq Telecommunications Index.

        The accounting for equity-based compensation expense requires the Company to make estimates and judgments that affect its financial statements. These estimates for stock options include the following.

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

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Stock option and award plan: (Continued)

        The weighted-average per share grant date fair value of options was $8.45 in 2018, $7.06 in 2017 and $6.23 in 2016. The following assumptions were used for determining the fair value of options granted in the three years ended December 31, 2018:

	Years Ended December 31,
Black-Scholes Assumptions	2018	2017	2016
Dividend yield	4.6%	4.1%	3.7%
Expected volatility	28.7%	27.1%	30.8%
Risk-free interest rate	2.5%	2.0%	1.4%
Expected life of the option term (in years)	4.4	4.5	4.6

        Stock option activity under the Company's Award Plan during the year ended December 31, 2018, was as follows:

	Number of Options	Weighted-Average Exercise Price
Outstanding at December 31, 2017	189,929	$36.37
Granted	77,592	$49.59
Cancelled and expired	(46,534)	$44.59
Exercised—intrinsic value $0.9 million; cash received $1.8 million	(52,440)	$33.72

Outstanding at December 31, 2018—$1.1 million intrinsic value and 7.4 years weighted-average remaining contractual term	168,547	$41.01

Exercisable at December 31, 2018—$0.9 million intrinsic value and 6.3 years weighted-average remaining contractual term	96,552	$36.50

Expected to vest—$1.0 million intrinsic value and 7.2 years weighted-average remaining contractual term	148,887	$40.04

        A summary of the Company's non-vested restricted stock awards as of December 31, 2018 and the changes during the year ended December 31, 2018 are as follows:

Non-vested awards	Shares	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2017	1,112,151	$38.11
Granted	496,228	$44.02
Vested	(395,820)	$36.19
Forfeited	(24,973)	$43.11

Non-vested at December 31, 2018	1,187,586	$41.12

        The weighted average per share grant date fair value of restricted stock granted was $44.02 in 2018 (0.5 million shares) $40.52 in 2017 (0.5 million shares) and $38.87 in 2016 (0.4 million shares). The fair

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Stock option and award plan: (Continued)

value was determined using the quoted market price of the Company's common stock on the date of grant. Valuations were obtained to determine the fair value for the shares granted to the Company's CEO that are subject to the total shareholder return of the Company's common stock compared to the total shareholder return of the Nasdaq Telecommunications Index. The fair value of shares of restricted stock vested in 2018, 2017 and 2016 was $19.1 million $12.6 million and $12.0 million, respectively.

        Equity-based compensation expense related to stock options and restricted stock was $17.7 million, $13.3 million, and $10.7 million for 2018, 2017, and 2016, respectively. The income tax benefit related to stock options and restricted stock was $1.8 million, $2.5 million, and $2.8 million for 2018, 2017, and 2016, respectively. The Company capitalized compensation expense related to stock options and restricted stock for 2018, 2017, and 2016 of $1.7 million, $1.2 million and $1.2 million, respectively. As of December 31, 2018, there was $27.3 million of total unrecognized compensation cost related to non-vested equity-based compensation awards. That cost is expected to be recognized over a weighted average period of 2.1 years.

9. Related party transactions:

Office lease

        The Company's headquarters is located in an office building owned by Sodium LLC whose owner is the Company's Chief Executive Officer. The fixed annual rent for the headquarters building is $1.0 million per year plus an allocation of taxes and utilities. The lease began in May 2015 and the lease term is for five years which is cancellable by the Company upon 60 days' notice. The Company's audit committee reviews and approves all transactions with related parties. The Company paid $1.7 million in 2018, $1.6 million in 2017 and $1.7 million in 2016 for rent and related costs (including taxes and utilities) for this lease.

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

Year Ended December 31, 2018 Revenues	On-net	Off-net	Non-core	Total
North America	$299,021	$128,510	$572	$428,103
Europe	72,958	15,918	62	88,938
Asia Pacific	2,562	576	—	3,138
Latin America	14	—	—	14

Total	$374,555	$145,004	$634	$520,193

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Geographic information: (Continued)

Year Ended December 31, 2017 Revenues	On-net	Off-net	Non-core	Total
North America	$278,714	$122,683	$797	$402,194
Europe	66,588	14,867	41	81,496
Asia Pacific	1,143	342	—	1,485

Total	$346,445	$137,892	$838	$485,175

Year Ended December 31, 2016 Revenues	On-net	Off-net	Non-core	Total
North America	$263,903	$107,998	$909	$372,810
Europe	59,065	14,181	52	73,298
Asia Pacific	634	158	—	792

Total	$323,602	$122,337	$961	$446,900

	December 31, 2018	December 31, 2017
Long lived assets, net
North America	$275,367	$282,112
Europe and other	99,978	99,194

Total	$375,345	$381,306

11. Quarterly financial information (unaudited):

	Three months ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
	(in thousands, except share and per share amounts)
Service revenue	$128,706	$129,296	$130,139	$132,049
Network operations, including equity-based compensation expense	54,875	54,379	54,615	55,660
Gains on equipment transactions	117	357	416	92
Operating income	20,637	21,354	22,255	22,311
Net income	6,784	6,552	8,231	7,100
Net income per common share—basic and diluted	0.15	0.15	0.18	0.16
Weighted-average number of common shares—basic	44,923,973	45,016,767	45,105,830	45,284,481
Weighted-average number of common shares—diluted	45,294,697	45,536,473	45,699,635	45,803,418

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

12. Subsequent Events:

Dividend

        On February 20, 2019, the Company's Board of Directors approved the payment of its quarterly dividend of $0.58 per common share. The dividend for the first quarter of 2019 will be paid to holders of record on March 8, 2019. This estimated $26.2 million dividend payment is expected to be made on March 29, 2019.

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

        As required by Rule 13a-15(d) of the Exchange Act, we have assessed our internal control system in relation to criteria for effective internal control over financial reporting described in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission (2013 Framework). Based upon these criteria, we believe that, as of December 31, 2018, our system of internal control over financial reporting was effective.

        The independent registered public accounting firm, Ernst & Young LLP, has audited our 2018 financial statements. Ernst & Young LLP was given unrestricted access to all financial records and related data, including minutes of all meetings of stockholders, the Board of Directors and committees of the Board. Ernst & Young LLP has issued an unqualified report on our 2018 financial statements as a result of the audit and also has issued an unqualified report on our internal control over financial reporting which is attached hereto.

Cogent Communications Holdings, Inc.
February 22, 2019

By:	/s/ DAVID SCHAEFFER David Schaeffer Chief Executive Officer
By:	/s/ THADDEUS WEED Thaddeus Weed Chief Financial Officer

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Cogent Communications Holdings, Inc.

Opinion on Internal Control over Financial Reporting

        We have audited Cogent Communications Holdings, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Cogent Communications Holdings, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Cogent Communications Holdings, Inc. and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of comprehensive income, changes in stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a)2 (collectively referred to as the "consolidated financial statements") and our report dated February 22, 2019 expressed an unqualified opinion thereon.

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
February 22, 2019

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this Item 10 is incorporated in this report by reference to the information set forth under the captions entitled "Election of Directors," "The Board of Directors and Committees," and "Section 16(a) Beneficial Ownership Reporting Compliance" in our 2018 Proxy Statement for the 2019 Annual Meeting of Stockholders, which is expected to be filed with the Commission within 120 days after the close of our fiscal year.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this Item 11 is incorporated in this report by reference to the information set forth under the captions entitled "The Board of Directors and Committees," "Compensation Discussion and Analysis "Employment Agreements and Other Potential Post-Employment Compensation Arrangements", "Compensation Committee Report on Executive Compensation," and "Compensation Committee Interlocks and Insider Participation" in our 2019 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this Item 12 is incorporated in this report by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" and "Securities Authorized for Issuance Under Equity Compensation Plans" in our 2019 Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

        The information required by this Item 13 is incorporated in this report by reference to the information set forth under the caption "Certain Relationships and Related Transactions" and "The Board of Directors and Committees" in our 2019 Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this Item 14 is incorporated in this report by reference to the information set forth under the caption "Relationship With Independent Registered Public Accountants" in our 2019 Proxy Statement.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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
3.2
Bylaws of Cogent Communications Holdings, Inc., as amended and restated on September 10, 2018 (previously filed as Exhibit 3.2 to our Current Report on Form 8-K/A, filed on September 10, 2018, and incorporated herein by reference).
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
4.7
Second Supplemental Indenture related to the 5.375% Senior Secured Notes due 2022, dated as of August 20, 2018, among Cogent Communications Group, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee and collateral agent (previously filed as Exhibit 4.1 to our Current Report on Form 8-K, filed on August 20, 2018).
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
101
The following materials from the Annual Report on Form 10-K of Cogent Communications Group, Inc. for the year ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Statements of Changes in Stockholders' Equity (Deficit), (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

*
Confidential treatment requested and obtained as to certain portions. Portions have been omitted pursuant to this request where indicated by an asterisk.

Schedule II
COGENT COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	(Deductions)	Balance at End of Period
Allowance for doubtful service accounts receivable (deducted from accounts receivable)(a)
Year ended December 31, 2016	$1,757	$3,840	$(3,863)	$1,734
Year ended December 31, 2017	$1,734	$4,835	$(5,070)	$1,499
Year ended December 31, 2018	$1,499	$4,115	$(4,351)	$1,263
Deferred tax valuation allowance
Year ended December 31, 2016	$113,392	$3,102	$(6,300)	$110,194
Year ended December 31, 2017	$110,194	$20,102	$(623)	$129,673
Year ended December 31, 2018	$129,673	$2,138	$(5,232)	$126,579

(a)
Bad debt expense, net of recoveries, was approximately $3.3 million for the year ended December 31, 2018, $3.7 million for the year ended December 31, 2017 and $2.8 million for the year ended December 31, 2016.

ITEM 16.    FORM 10-K SUMMARY

        None

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COGENT COMMUNICATIONS HOLDINGS, INC.
Dated: February 22, 2019	By:	/s/ DAVID SCHAEFFER
		Name:	David Schaeffer
		Title:	Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID SCHAEFFER David Schaeffer	Chairman and Chief Executive Officer (Principal Executive Officer)	February 22, 2019
/s/ THADDEUS G. WEED Thaddeus G. Weed	Chief Financial Officer (Principal Financial and Accounting Officer)	February 22, 2019
/s/ TIMOTHY WEINGARTEN Timothy Weingarten	Director	February 22, 2019
/s/ STEVEN BROOKS Steven Brooks	Director	February 22, 2019
/s/ RICHARD T. LIEBHABER Richard T. Liebhaber	Director	February 22, 2019
/s/ DAVID BLAKE BATH David Blake Bath	Director	February 22, 2019
/s/ MARC MONTAGNER Marc Montagner	Director	February 22, 2019
/s/ LEWIS H. FERGUSON III Lewis H. Ferguson III	Director	February 22, 2019