Form 10-Q
period 2019-03-31
COGENT COMMUNICATIONS HOLDINGS, INC.
filed 2019-05-02
CIK 1158324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

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

(202) 295-4200

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on which Registered
Common Stock, par value $0.001 per share	CCOI	NASDAQ Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Common Stock, $.001 par value 46,360,934 Shares Outstanding as of April 30, 2019

INDEX

PART I FINANCIAL INFORMATION
Item 1.	Financial Statements	3
	Condensed Consolidated Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets of Cogent Communications Holdings, Inc., and Subsidiaries as of March 31, 2019 (Unaudited) and December 31, 2018	3
	Condensed Consolidated Statements of Comprehensive Income of Cogent Communications Holdings, Inc., and Subsidiaries for the Three Months Ended March 31, 2019 and March 31, 2018 (Unaudited)	4
	Condensed Consolidated Statements of Cash Flows of Cogent Communications Holdings, Inc., and Subsidiaries for the Three Months Ended March 31, 2019 and March 31, 2018 (Unaudited)	5
	Notes to Interim Condensed Consolidated Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4.	Controls and Procedures	19

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 6.	Exhibits	20
SIGNATURES		21
CERTIFICATIONS

PART I FINANCIAL INFORMATION

ITEM 1.                                                FINANCIAL STATEMENTS

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2019 AND DECEMBER 31, 2018

(IN THOUSANDS, EXCEPT SHARE DATA)

	March 31, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$259,138	$276,093
Accounts receivable, net of allowance for doubtful accounts of $1,353 and $1,263, respectively	39,258	41,709
Prepaid expenses and other current assets	35,454	32,535
Total current assets	333,850	350,337
Property and equipment, net	375,346	375,325
Right-of-use leased assets	73,305	—
Deferred tax assets	159	2,733
Deposits and other assets	14,343	11,455
Total assets	$797,003	$739,850

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,619	$8,519
Accrued and other current liabilities	45,564	51,431
Installment payment agreement, current portion, net of discount of $436 and $395, respectively	8,686	8,283
Current maturities, operating lease liabilities	10,389	—
Current maturities, finance lease obligations	7,293	7,074
Total current liabilities	81,551	75,307
Senior secured 2022 notes, net of unamortized debt costs of $2,500 and $2,695, respectively and including premium of $1,302 and $1,405, respectively	443,802	443,710
Senior unsecured 2021 notes, net of unamortized debt costs of $1,325 and $1,476, respectively	187,900	187,749
Operating lease liabilities, net of current maturities	84,645	—
Finance lease obligations, net of current maturities	157,541	156,706
Other long term liabilities	5,795	25,380
Total liabilities	961,234	888,852
Commitments and contingencies:
Stockholders’ equity:
Common stock, $0.001 par value; 75,000,000 shares authorized; 46,350,434 and 46,336,499 shares issued and outstanding, respectively	46	46
Additional paid-in capital	475,275	471,331
Accumulated other comprehensive income — foreign currency translation	(12,753)	(10,928)
Accumulated deficit	(626,799)	(609,451)
Total stockholders’ deficit	(164,231)	(149,002)
Total liabilities and stockholders’ deficit	$797,003	$739,850

The accompanying notes are an integral part of these condensed consolidated balance sheets.

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND MARCH 31, 2018

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
	(Unaudited)	(Unaudited)
Service revenue	$134,137	$128,706
Operating expenses:
Network operations (including $180 and $189 of equity-based compensation expense, respectively, exclusive of depreciation and amortization shown separately below)	54,150	54,875
Selling, general, and administrative (including $3,254 and $3,595 of equity-based compensation expense, respectively)	35,860	33,523
Depreciation and amortization	20,263	19,788
Total operating expenses	110,273	108,186
Gains on equipment transactions	536	117
Operating income	24,400	20,637
Interest income and other, net	1,827	1,694
Interest expense	(13,456)	(12,408)
Income before income taxes	12,771	9,923
Income tax provision	(3,554)	(3,139)
Net income	$9,217	$6,784

Comprehensive income:
Net income	$9,217	$6,784
Foreign currency translation adjustment	(1,825)	2,611
Comprehensive income	$7,392	$9,395

Net income per common share:
Basic and diluted net income per common share	$0.20	$0.15

Dividends declared per common share	$0.58	$0.50

Weighted-average common shares - basic	45,223,157	44,923,973

Weighted-average common shares - diluted	45,644,236	45,294,697

The accompanying notes are an integral part of these condensed consolidated statements.

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND MARCH 31, 2018

(IN THOUSANDS)

	Three months Ended March 31, 2019		Three months Ended March 31, 2018
	(Unaudited)		(Unaudited)
Cash flows from operating activities:
Net income	$9,217		$6,784
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,263		19,788
Amortization of debt discount and premium	414		370
Equity-based compensation expense (net of amounts capitalized)	3,434		3,784
Gains — equipment transactions and other, net	(231)		(484)
Deferred income taxes	2,572		2,623
Changes in operating assets and liabilities:
Accounts receivable	2,264		1,355
Prepaid expenses and other current assets	(3,187)		(1,213)
Accounts payable, accrued liabilities and other long-term liabilities	(2,778)		(2,005)
Deposits and other assets	(3,331)		(823)
Net cash provided by operating activities	28,637		30,179
Cash flows from investing activities:
Purchases of property and equipment	(13,288)		(14,905)
Net cash used in investing activities	(13,288)		(14,905)
Cash flows from financing activities:
Dividends paid	(26,565)		(22,819)
Proceeds from exercises of stock options	173		297
Principal payments on installment payment agreement	(2,387)		(1,965)
Principal payments of finance lease obligations	(3,030)		(2,304)
Net cash used in financing activities	(31,809)		(26,791)
Effect of exchange rates changes on cash	(495	)_	532
Net decrease in cash and cash equivalents	(16,955)		(10,985)
Cash and cash equivalents, beginning of period	276,093		247,011
Cash and cash equivalents, end of period	$259,138		$236,026
Supplemental disclosure of non-cash financing activities:
Non-cash component of network equipment obtained in exchange transactions	$536		$117
PP&E obtained for installment payment agreement	$3,434		$2,566
Finance lease obligations incurred	$3,630		$3,616

The accompanying notes are an integral part of these condensed consolidated statements.

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.              Description of the business:

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

The Company offers on-net Internet access and private network services exclusively through its own facilities, which run from its network to its customers’ premises. The Company is not dependent on local telephone companies or cable TV companies to serve its customers for its on-net Internet access and private network services because of its integrated network architecture. The Company offers its on-net services to customers located in buildings that are physically connected to its network. The Company’s on-net service consists of high-speed Internet access and private network services offered at speeds ranging from 100 Megabits per second to 100 Gigabits per second of bandwidth. The Company provides its on-net Internet access services and private network services to its corporate and net-centric customers. The Company’s corporate customers are located in multi-tenant office buildings and typically include law firms, financial services firms, advertising and marketing firms and other professional services businesses. The Company’s net-centric customers include bandwidth-intensive users such as other Internet access providers, telephone companies, cable television companies, web hosting companies, content delivery network companies and commercial content and application service providers. These net-centric customers obtain the Company’s services in carrier neutral data centers and in the Company’s data centers. The Company operates data centers throughout North America and Europe that allow its customers to collocate their equipment and access the Company’s network.

In addition to providing its on-net services, the Company provides Internet connectivity and private network services to customers that are not located in buildings directly connected to its network. The Company provides this off-net service primarily to corporate customers using other carriers’ circuits to provide the “last mile” portion of the link from the customers’ premises to the Company’s network. The Company also provides certain non-core services that resulted from acquisitions. The Company continues to support but does not actively sell these non-core services.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited condensed consolidated financial statements reflect all normal recurring adjustments that the Company considers necessary for the fair presentation of its results of operations and cash flows for the interim periods covered, and of the financial position of the Company at the date of the interim condensed consolidated balance sheet. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. While the Company believes that the disclosures are adequate to not make the information misleading, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in its annual report on Form 10-K for the year ended December 31, 2018.

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

Financial instruments

At March 31, 2019, the carrying amount of cash and cash equivalents, accounts receivable, prepaid and other current assets, accounts payable and accrued expenses approximated fair value because of the short-term nature of these instruments. The Company measures its cash equivalents at amortized cost, which approximates fair value based upon quoted market prices (Level 1). Based upon recent trading prices (Level 2 — market approach) at March 31, 2019 the fair value of the Company’s $189.2 million senior unsecured notes was $191.6 million and the fair value of the Company’s $445.0 million senior secured notes was $457.2 million.

Gross receipts taxes, universal service fund and other surcharges

Revenue recognition standards include guidance relating to taxes or surcharges assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer and may include, but are not limited to, gross receipts taxes, excise taxes, Universal Service Fund fees and certain state regulatory fees. Such charges may be presented gross or net based upon the Company’s accounting policy election. The Company records certain excise taxes and surcharges on a gross basis and includes them in its revenues and costs of network operations. Excise taxes and surcharges billed to customers and recorded on a gross basis (as service revenue and network operations expense) were $3.4 million and $3.2 million for the three months ended March 31, 2019 and March 31, 2018, respectively.

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

The following details the determination of diluted weighted average shares:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Weighted average common shares - basic	45,223,157	44,923,973
Dilutive effect of stock options	26,049	28,125
Dilutive effect of restricted stock	395,030	342,599
Weighted average common shares - diluted	45,644,236	45,294,697

The following details unvested shares of restricted common stock as well as the anti-dilutive effects of stock options and restricted stock awards outstanding:

	March 31, 2019	March 31, 2018
Unvested shares of restricted common stock	1,125,298	1,354,126
Anti-dilutive options for common stock	69,208	77,284
Anti-dilutive shares of restricted common stock	—	78,087

Stockholder’s Deficit

The following details the changes in stockholder’s deficit for the three months ended March 31, 2019 and March 31, 2018 (in thousands except share amounts):

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholder’s
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance at December 31, 2018	46,336,499	$46	$471,331	$(10,928)	$(609,451)	$(149,002)
Forfeitures of shares granted to employees	(2,184)	—	—	—	—	—
Equity-based compensation	—	—	3,771	—	—	3,771
Foreign currency translation	—	—	—	(1,825)	—	(1,825)
Issuances of common stock	10,500	—	—	—	—	—
Exercises of options	5,619	—	173	—	—	173
Dividends paid	—	—	—	—	(26,565)	(26,565)
Net income	—	—	—	—	9,217	9,217
Balance at March 31, 2019	46,350,434	$46	$475,275	$(12,753)	$(626,799)	$(164,231)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholder’s
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance at December 31, 2017	45,960,799	$46	$456,696	$(4,600)	$(554,686)	$(102,544)
Cumulative effect adjustment from adoption of ASC 606	—	—	—	—	14,455	14,455
Forfeitures of shares granted to employees	(6,779)	—	—	—	—	—
Equity-based compensation	—	—	4,161	—	—	4,161
Foreign currency translation	—	—	—	2,611	—	2,611
Issuances of common stock	318,000	—	—	—	—	—
Exercises of options	11,120	—	297	—	—	297
Dividends paid	—	—	—	—	(22,819)	(22,819)
Net income	—	—	—	—	6,784	6,784
Balance at March 31, 2018	46,283,140	$46	$461,154	$(1,989)	$(556,266)	$(97,055)

Revenue recognition

The Company recognizes revenue under ASU No. 2014-09, Revenue from Contracts with Customers (“ASC 606”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  Under ASC 606 installation fees for contracts with terms longer than month-to-month are recognized over the contract term.  The Company believes that the installation fee does not give rise to a material right as defined by ASC 606 for contracts with terms longer than month-to-month. The Company recognizes revenue over the estimated average customer life for installation fees associated with month-to-month contracts, because the fee represents a material right as defined by ASC 606.  The Company capitalizes certain contract acquisition costs that relate directly to a customer contract, including commissions paid to its sales team and sales agents and amortizes these costs on straight-line basis over the period the services are transferred to the customer for commissions paid to its sales team (estimated customer life) and over the remaining original contract term for agent commissions. Management assesses these costs for impairment at least quarterly and as “triggering” events occur that indicate it is more likely than not that an impairment exists.

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

To achieve this core principle, the Company follows the following five steps:

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

Service revenue recognized from amounts in deferred revenue (contract liabilities) at the beginning of the period during the three months ended March 31, 2019 was $1.7 million and during the three months ended March 31, 2018 was $2.0 million. Amortization expense for contract costs was $4.4 million for the three months ended March 31, 2019 and $4.2 million for the three months ended March 31, 2018.

Recent Accounting Pronouncements— Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 replaced most existing lease accounting guidance. In July 2018 the FASB approved an Accounting Standards Update which, among other changes, allowed a company to elect to adopt ASU 2016-02 using the modified retrospective method applying the transition provisions at the beginning of the period of adoption, rather than at the beginning of the earliest comparative period presented in these financial statements. ASU 2016-02 was effective for the Company beginning on January 1, 2019 and required the Company to record a right-of-use asset and a lease liability for most of its facilities leases. Leases that were previously treated as operating leases. The effect of ASU 2016-02 was to record a cumulative-effect adjustment on January 1, 2019 as a right-of-use asset and an operating lease liability totaling $97.3 million. The operating lease liability is not considered a liability under the consolidated leverage ratio calculations in the indentures governing the Company’s senior unsecured and senior secured note obligations. The Company has made an accounting policy election to not apply the recognition requirements of ASU 2016-02 to its short-term leases — leases with a term of one year or less.  The Company has also elected to apply certain practical expedients under ASU2016-02 including not separating lease and nonlease components on its finance and operating leases, not reassessing whether any existing contracts contained leases, not reconsidering lease classification, not reassessing initial direct costs and using hindsight in determining the lease reasonably certain term of its leases.

Three Months Ended
March 31, 2019

Finance lease cost
Amortization of right-of-use assets	$4,971
Interest expense on finance lease liabilities	4,357
Operating lease cost	3,295
Total lease costs	12,623
Other lease information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	(4,494)
Operating cash flows from operating leases	(3,295)
Financing cash flows from finance leases	(3,030)
Right-of-use assets obtained in exchange for new finance lease liabilities	3,630
Right-of-use assets obtained in exchange for new operating lease liabilities	316
Weighted-average remaining lease term - finance leases (in years)	14.7
Weighted-average remaining lease term — operating leases (in years)	23.1
Weighted average discount rate — finance leases	10.7%
Weighted average discount rate — operating leases	5.6%

Finance leases—fiber lease agreements

The Company has entered into lease agreements with numerous providers of dark fiber under indefeasible-right-of use agreements (“IRU’s). These IRU’s typically have initial terms of 15-20 years and include renewal options after the initial lease term. The Company establishes the number of renewal option periods used in determining the lease term based upon its assessment at the inception of the lease of the number of option periods for which failure to renew the lease imposes a penalty in such amount that renewal appears to be reasonably certain.  The option to renew may be automatic, at the option of the Company or mutually agreed to between the dark fiber provider and the Company. Once the Company has accepted the related fiber route, leases that meet the criteria for treatment as finance leases are recorded as a finance lease obligation and an IRU asset.  The interest rate used in determining the present value of the aggregate future minimum lease payments is the Company’s incremental borrowing rate for the reasonably certain lease term. Finance lease assets are included in property and equipment in the Company’s consolidated balance sheets.  As of March 31, 2019, the Company had committed to additional dark fiber IRU lease agreements totaling $13.4 million in future payments to be paid over periods of up to 20 years. These obligations begin when the related fiber is accepted, which is generally expected to occur in the next 12 months.

The future minimum payments (principal and interest) under these finance leases are as follows (in thousands):

For the twelve months ending March 31,
2020	$24,325
2021	24,227
2022	23,673
2023	22,256
2024	21,277
Thereafter	223,513
Total minimum finance lease obligations	339,271
Less—amounts representing interest	(174,437)
Present value of minimum finance lease obligations	164,834
Current maturities	(7,293)
Finance lease obligations, net of current maturities	$157,541

Operating leases

The Company leases office space and certain data center facilities under operating leases. In certain cases the Company also enters into short term operating leases for dark fiber. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments under the lease. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the reasonably certain lease term. The implicit rates within the Company’s operating leases are generally not determinable and the Company uses its incremental borrowing rate at the lease commencement date to determine the present value of its lease payments. The determination of the Company’s incremental borrowing rate requires judgment. The Company determines its incremental borrowing rate for each lease using its current borrowing rate, adjusted for various factors including level of collateralization and term to align with the term of the lease. Certain of the Company’s leases include options to extend or terminate the lease. The Company establishes the number of renewal option periods used in determining the operating lease term based upon its assessment at the inception of the operating lease of the number of option periods for which failure to renew the lease imposes a penalty in such amount that renewal appears to be reasonably certain.  The option to renew may be automatic, at the option of the Company or mutually agreed to between the landlord or dark fiber provider and the Company. Once the Company has accepted the related fiber route or the facility lease term has begun, the present value of the aggregate future minimum operating lease payments are recorded as an operating lease liability and a right-of-use leased asset.  Lease incentives and deferred rent liabilities for facilities operating leases are presented with the right-of-use leased asset. Lease expense for lease payments is recognized on a straight-line basis over the term of the lease.

The future minimum payments under these operating lease agreements are as follows (in thousands):

For the twelve months ending March 31,
2020	$15,411
2021	13,759
2022	12,369
2023	10,910
2024	9,983
Thereafter	97,286
Total minimum operating lease obligations	159,718
Less—amounts representing interest	(64,684)
Present value of minimum operating lease obligations	95,034
Current maturities	(10,389)
Lease obligations, net of current maturities	$84,645

Recent Accounting Pronouncements— to be Adopted

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments.” This guidance is intended to introduce a revised approach to the recognition and measurement of credit losses, emphasizing an updated model based on expected losses rather than incurred losses. This new standard is effective for annual and interim reporting periods beginning after December 15, 2019 and early adoption is permitted. The Company is currently evaluating the impact that this guidance may have on its financial statements and related disclosures.

2. Property and equipment:

Depreciation and amortization expense related to property and equipment and capital leases was $20.3 million and $19.8 million for the three months ended March 31, 2019 and 2018, respectively. The Company capitalized salaries and related benefits of employees working directly on the construction and build-out of its network of $2.6 million and $2.6 million for the three months ended March 31, 2019 and 2018, respectively.

Exchange agreement

In the three months ended March 31, 2019 and 2018, the Company exchanged certain used network equipment and cash consideration for new network equipment. The fair value of the equipment received was estimated to be $1.7 million and $0.4 million, respectively, and after considering the cash component, the transactions resulted in gains of $0.5 million and $0.1 million, respectively. The estimated fair value of the equipment received was based upon the cash consideration price the Company pays for the new network equipment on a standalone basis (Level 3).

Installment payment agreement

The Company has entered into an installment payment agreement (“IPA”) with a vendor.  Under the IPA the Company may purchase network equipment in exchange for interest free note obligations each with a twenty-four month term.  There are no payments under each note obligation for the first six months followed by eighteen equal installment payments for the remaining eighteen month term. As of March 31, 2019 and December 31, 2018 there was $12.3 million and $11.2 million, respectively, of note obligations outstanding under the IPA, secured by the related equipment.  The Company recorded the assets purchased and the net present value of the note obligation utilizing an imputed interest rate.  The resulting discount was $0.5 million and $0.4 million as of March 31, 2019 and December 31, 2018, respectively, and is being amortized over the note term using the effective interest rate method.

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

The indentures governing the 2022 Notes and 2021 Notes, among other things, limit the Company’s ability to incur indebtedness; to pay dividends or make other distributions; to make certain investments and other restricted payments; to create liens; consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; to incur restrictions on the ability of a subsidiary to pay dividends or make other payments; and to enter into certain transactions with its affiliates. Limitations on the ability to incur additional indebtedness (excluding IRU agreements incurred in the normal course of business) include a restriction on incurring additional indebtedness if the Company’s consolidated leverage ratio, as defined in the indentures, is greater than 5.0. The indentures prohibit certain payments, such as dividends and stock purchases, when the Company’s consolidated leverage ratio, as defined by the indentures, is greater than 4.25. A certain amount of such unrestricted payments is permitted notwithstanding this prohibition. The unrestricted payment amount may be increased by the Company’s consolidated cash flow, as defined in the indentures, as long as the Company’s consolidated leverage ratio is less than 4.25. The Company’s consolidated leverage ratio was below 4.25 as of March 31, 2019.  As of March 31, 2019, a total of $193.8 million ($105.7 million held by Holdings) was permitted for investment payments including dividends and stock purchases.

4. Commitments and contingencies:

Current and potential litigation

In accordance with the accounting guidance for contingencies, the Company accrues its estimate of a contingent liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Where it is probable that a liability has been incurred and there is a range of expected loss for which no amount in the range is more likely than any other amount, the Company accrues at the low end of the range. The Company reviews its accruals at least quarterly and adjusts them to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular matter. The Company has taken certain positions related to its obligations for leased circuits for which it is reasonably possible could result in a loss of up to $2.9 million in excess of the amount accrued at March 31, 2019.

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

5. Income taxes:

The components of income before income taxes consist of the following (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2019	March 31, 2018

Domestic	$18,753	$14,135
Foreign	(5,982)	(4,212)
Total	$12,771	$9,923

6. Common stock buyback program:

The Company’s Board of Directors has approved purchases of the Company’s common stock under a buyback program (the “Buyback Program”) through December 31, 2019.  At March 31, 2019, there was approximately $34.9 million remaining for purchases under the Buyback Program.  There were no purchases of common stock during the three months ended March 31, 2019 and three months ended March 31, 2018.

7. Dividends on common stock:

On May 1, 2019, the Company’s Board of Directors approved the payment of a quarterly dividend of $0.60 per common share. This estimated $27.2 million dividend payment is expected to be made on May 31, 2019.

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

8. Related party transactions:

Office leases

The Company’s headquarters is located in an office building owned by Sodium LLC whose owner is the Company’s Chief Executive Officer.  The fixed annual rent for the headquarters building is $1.0 million per year plus an allocation of taxes and utilities. The lease began in May 2015 and the lease term is for five years which is cancellable by the Company upon 60 days’ notice. The Company’s audit committee reviews and approves all transactions with related parties. The Company paid $0.3 million and $0.4 million in the three months ended March 31, 2019 and 2018, respectively, for rent and related costs (including taxes and utilities) to Sodium LLC for this lease.

9. Segment information:

The Company operates as one operating segment. The Company’s service revenue by geographic region and product class and long lived assets by geographic region are as follows (in thousands):

Three months Ended March 31, 2019 Revenues	On net	Off-net	Non-core	Total
North America	$77,978	$32,635	$85	$110,698
Europe	18,180	4,026	26	22,232
Asia Pacific	991	182	—	1,173
Latin America	34	—	—	34
Total	$97,183	$36,843	$111	$134,137

Three months Ended March 31, 2018 Revenues	On net	Off-net	Non-core	Total
North America	$73,057	$31,992	$163	$105,212
Europe	18,877	4,026	12	22,915
Asia Pacific	453	126	—	579
Total	$92,387	$36,144	$175	$128,706

	March 31, 2019	December 31, 2018
Long lived assets, net
North America	$275,904	$275,367
Europe and other	99,461	99,978
Total	$375,365	$375,345

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

Future economic instability in the global economy, which could affect spending on Internet services; the impact of changing foreign exchange rates (in particular the Euro to US dollar and Canadian dollar to US dollar exchange rates) on the translation of our non-US dollar denominated revenues, expenses, assets and liabilities; legal and operational difficulties in new markets; the imposition of a requirement that we contribute to the US Universal Service Fund on the basis of our Internet revenue; changes in government policy and/or regulation, including rules regarding data protection, cyber security and net neutrality; increasing competition leading to lower prices for our services; our ability to attract new customers and to increase and maintain the volume of traffic on our network; the ability to maintain our Internet peering arrangements on favorable terms; our ability to renew our long-term leases of optical fiber that comprise our network; our reliance on an equipment vendor, Cisco Systems Inc., and the potential for hardware or software problems associated with such equipment; the dependence of our network on the quality and dependability of third-party fiber providers; our ability to retain certain customers that comprise a significant portion of our revenue base; the management of network failures and/or disruptions; and outcomes in litigation as well as other risks discussed from time to time in our filings with the Securities and Exchange Commission, including, without limitation, our annual report on Form 10-K for the year ended December 31, 2018.

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

Our network is comprised of in-building riser facilities, metropolitan optical fiber networks, metropolitan traffic aggregation points and inter-city transport facilities. Our network is physically connected entirely through our facilities to 2,706 buildings in which we provide our on-net services, including 1,746 multi-tenant office buildings. We also provide on-net services in carrier-neutral data centers, Cogent controlled data centers and single-tenant office buildings. We operate 52 Cogent controlled data centers totaling over 587,000 square feet. Because of our integrated network architecture, we are not dependent on local telephone companies or cable companies to serve our on-net customers. We emphasize the sale of our on-net services because we believe we have a competitive advantage in providing these services and these services generate gross profit margins that are greater than the gross profit margins of our off-net services.

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

We are a facilities-based provider of Internet access and communications services. Facilities-based providers require significant physical assets, or network facilities, to provide their services. Typically when a facilities-based network services provider begins providing its services in a new jurisdiction losses are incurred for several years until economies of scale have been achieved. Our foreign operations are in Europe, Canada, Mexico, Asia, Latin America and Australia. Europe accounts for roughly 75% of our foreign operations. Our European operations have incurred losses and will continue to do so until our European customer base and revenues have grown enough to achieve sufficient economies of scale.

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

Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

The following summary table presents a comparison of our results of operations with respect to certain key financial measures. The comparisons illustrated in the table are discussed in greater detail below.

	Three months ended March 31,		Percent
	2019	2018	Change
	(in thousands)
Service revenue	$134,137	$128,706	4.2%
On-net revenue	97,183	92,387	5.2%
Off-net revenue	36,843	36,144	1.9%
Network operations expenses (1)	54,150	54,875	(1.3)%
Selling, general, and administrative expenses (2)	35,860	33,523	7.0%
Gains on equipment transactions	536	117	358.1%
Depreciation and amortization expenses	20,263	19,788	2.4%
Interest expense	13,456	12,408	8.4%
Income tax provision	3,554	3,139	13.2%

(1)                                 Includes equity-based compensation expenses of $180 and $189 in the three months ended March 31, 2019 and 2018, respectively.

(2)                                 Includes equity-based compensation expenses of $3,254 and $3,595 in the three months ended March 31, 2019 and 2018, respectively.

	Three Months Ended March 31,		Percent
	2019	2018	Change
Other Operating Data
Average Revenue Per Unit (ARPU)
ARPU—on net	$463	$494	(6.2)%
ARPU—off-net	$1,111	$1,193	(6.9)%
Average Price per Megabit — installed base	$0.68	$0.90	(24.4)%
Customer Connections—end of period
On-net	71,066	63,366	12.2%
Off-net	11,138	10,241	8.8%

Service Revenue. Our service revenue increased 4.2% for the three months ended March 31, 2019 from the three months ended March 31, 2018. The impact of exchange rates resulted in a decrease of revenues for the three months ended March 31, 2019 of approximately $2.1 million.  All foreign currency comparisons herein reflect our first quarter 2019 results translated at the average foreign currency exchange rates for the first quarter of 2018.  We increased our total service revenue by increasing the number of sales representatives selling our services, by expanding our network, by adding additional buildings to our network, by increasing our penetration into the buildings connected to our network and by gaining market share by offering our services at lower prices than our competitors.

Revenue recognition standards include guidance relating to any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, gross receipts taxes, Universal Service Fund fees and certain state regulatory fees. We record these taxes billed to our customers on a gross basis (as service revenue and network operations expense) in our consolidated statements of operations. The impact of these taxes including the Universal Service Fund resulted in an increase of our revenues for the three months ended March 31, 2019 from the three months ended March 31, 2018 of approximately $0.2 million.

Our net-centric customers tend to purchase their service on a price per megabit basis. Our corporate customers tend to utilize a small portion of their allocated bandwidth on their connections and tend to purchase their service on a per connection basis. Revenues from our corporate and net centric customers represented 67.2% and 32.8% of total service revenue, respectively, for the three months ended March 31, 2019 and represented 63.0% and 37.0% of total service revenue, respectively, for the three months ended March 31, 2018.  Revenues from corporate customers increased 11.2% to $90.2 million for the three months ended March 31, 2019 from $81.1 million for the three months ended March 31, 2018 primarily due to an increase in our number of our corporate customers.  Revenues from our net-centric customers decreased by 7.6% to $44.0 million for the three months ended March 31, 2019 from $47.6 million for the three months ended March 31, 2018 primarily due to an increase in our number of net-centric customers being offset by a decline in our average price per megabit. Our revenue from our net-centric customers has declined as a percentage of our total revenue and grew at a slower rate than our corporate customer revenue because net-centric customers purchase our services based upon a price per megabit basis and our average price per megabit declined by 24.4% from the three months ended March 31, 2018 to the three months ended March 31, 2019. Additionally, the net-centric market experiences a greater level of pricing pressure than the corporate market and net-centric customers who renew their service with us expect their renewed service to be at a lower price than their current price. We expect that our average price per megabit will continue to decline at similar rates which would result in our corporate revenues continuing to represent a greater portion of our total revenues and our net-centric revenues continuing to grow at a lower rate than our corporate revenues. Additionally, the impact of foreign exchange rates has a more significant impact on our net-centric revenues.

Our on-net revenues increased 5.2% for the three months ended March 31, 2019 from the three months ended March 31, 2018. We increased the number of our on-net customer connections by 12.2% at March 31, 2019 from March 31, 2018. On-net customer connections increased at a greater rate than on-net revenues primarily due to the 6.2% decline in our on-net ARPU, primarily from a decline in ARPU for our net centric customers. ARPU is determined by dividing revenue for the period by the average customer connections for that period. Our average price per megabit for our installed base of customers is determined by dividing the aggregate monthly recurring fixed charges for those customers by the aggregate committed data rate for the same customers. The decline in on-net ARPU is partly attributed to volume and term based pricing discounts. Additionally, on-net customers who cancel their service from our installed base of customers, in general, have an ARPU that is greater than the ARPU for our new customers due to declining prices primarily for our on-net services sold to our net-centric customers. These trends resulted in the reduction to our on-net ARPU and a 24.4% decline in our average price per megabit for our installed base of customers.

Our off-net revenues increased 1.9% for the three months ended March 31, 2019 from the three months ended March 31, 2018.  Our off-net revenues increased as we increased the number of our off-net customer connections by 8.8% at March 31, 2019 from March 31, 2018. Our off-net customer connections increased at a greater rate than our off-net revenue primarily due to the 6.9% decrease in our off-net ARPU.

Network Operations Expenses. Network operations expenses include the costs of personnel associated with service delivery, network management and customer support, network facilities costs, fiber and equipment maintenance fees, leased circuit costs, access and facilities fees paid to building owners and excise taxes billed to our customers and recorded on a gross basis. Non-cash equity-based compensation expense is included in network operations expenses consistent with the classification of the employee’s salary and other compensation. Our network operations expenses, including non-cash equity-based compensation expense, decreased by 1.3% for the three months ended March 31, 2019 from the three months ended March 31, 2018. The decrease is primarily attributable to an increase in costs related to our network and facilities expansion activities and the increase in our off-net revenues being offset by a reduction in circuit costs, fewer operating lease IRU agreements and the impact of foreign exchange. When we provide off-net services we also assume the cost of the associated tail circuits.

Selling, General, and Administrative (“SG&A”) Expenses. Our SG&A expenses, including non-cash equity-based compensation expense, increased 7.0% for the three months ended March 31, 2019 from the three months ended March 31, 2018. Non-cash equity-based compensation expense is included in SG&A expenses consistent with the classification of the employee’s salary and other compensation and was $3.3 million for the three months ended March 31, 2019 and $3.6 million for the three months ended March 31, 2018. SG&A expenses increased primarily from an increase in salaries and related costs required to support our expansion and the increase in our sales efforts.  Our sales force headcount increased from 555 at March 31, 2018 to 639 at March 31, 2019 and our total headcount increased from 908 at March 31, 2018 to 997 at March 31, 2019.

Gains on Equipment Transactions.  In the three months ended March 31, 2019 and March 31, 2018, we exchanged certain used network equipment and cash consideration for new network equipment resulting in gains of $0.5 million and $0.1 million, respectively, based upon the estimated fair value of the new network equipment less the carrying amount of the returned used network equipment and the cash paid.

Depreciation and Amortization Expenses. Our depreciation and amortization expense increased by 2.4% for the three months ended March 31, 2019 from the three months ended March 31, 2018. The increase is primarily due to the depreciation expense associated with the increase in deployed fixed assets.

Interest Expense. Interest expense results from interest incurred on our $445.0 million of senior secured notes, interest incurred on our $189.2 million of senior unsecured notes, interest on our installment payment agreement and interest on our capital lease obligations. Our interest expense increased by 8.4% for the three months ended March 31, 2019 from the three months ended March 31, 2018 primarily due to the issuance of $70.0 million of senior secured notes in August 2018 and from an increase in our capital lease obligations.

Income Tax Provision.  Our income tax provision was $3.6 million for the three months ended March 31, 2019 and $3.1 million for the three months ended March 31, 2018.

Buildings On-net. As of March 31, 2019 and 2018, we had a total of 2,706 and 2,541 on-net buildings connected to our network, respectively. The increase in our on-net buildings was a result of our disciplined network expansion program. We anticipate adding a similar number of buildings to our network for the next several years.

Liquidity and Capital Resources

In assessing our liquidity, management reviews and analyzes our current cash balances, accounts receivable, accounts payable, accrued liabilities, capital expenditure commitments, and required capital lease and debt payments and other obligations.

Cash Flows

The following table sets forth our consolidated cash flows.

	Three months ended March 31,
(in thousands)	2019	2018
Net cash provided by operating activities	$28,637	$30,179
Net cash used in investing activities	(13,288)	(14,905)
Net cash used in financing activities	(31,809)	(26,791)
Effect of exchange rates changes on cash	(495)	532
Net decrease in cash and cash equivalents	$(16,955)	$(10,985)

Net Cash Provided by Operating Activities.  Our primary sources of operating cash are receipts from our customers who are billed on a monthly basis for our services. Our primary uses of operating cash are payments made to our vendors, employees and interest payments made to our capital lease vendors and our note holders. Our changes in cash provided by operating activities are primarily due to changes in our operating profit. Cash provided by operating activities for the three months ended March 31, 2019 and 2018 includes interest payments on our note obligations of $12.0 million and $10.1 million, respectively.

Net Cash Used In Investing Activities.  Our primary use of cash for investing activities is for purchases of property and equipment. Purchases of property and equipment were $13.3 million and $14.9 million for the three months ended March 31, 2019 and 2018, respectively. The changes in purchases of property and equipment are primarily due to the timing and scope of our network expansion activities including geographic expansion and adding buildings to our network.

Net Cash Used In Financing Activities.  Our primary uses of cash for financing activities are for principal payments under our capital lease obligations and our installment payment agreement, purchases of our common stock and dividend payments. Principal payments under our capital lease were $3.0 million and $2.3 million for the three months ended March 31, 2019 and 2018, respectively.  Principal payments under our installment payment agreement were $2.4 million and $2.0 million for the three months ended March 31, 2019 and 2018, respectively.  During the three months ended March 31, 2019 and 2018 we paid $26.6 million and $22.8 million, respectively, for our quarterly dividend payments.

Cash Position and Indebtedness

Our total indebtedness, at par, at March 31, 2019 was $811.3 million and our total cash and cash equivalents were $259.1 million. Our total indebtedness at March 31, 2019 includes $164.8 million of capital lease obligations for dark fiber under long term IRU agreements.

Summarized Financial Information of Holdings

Holdings is not a restricted subsidiary as defined under the indentures governing our 2021 Notes and our 2022 Notes.  Holdings is a guarantor under these notes.  Under the indentures we are required to disclose financial information of Holdings including its assets, liabilities and its operating results (“Holdings Financial Information”).  The Holdings Financial Information as of and for the three months ended March 31, 2019 is detailed below (in thousands).

March 31, 2019
(Unaudited)
Cash and cash equivalents	$105,698
Accrued interest receivable	129
Total assets	$105,827

Investment from subsidiaries	$259,816
Common stock	46
Accumulated deficit	(154,035)
Total equity	$105,827

Three Months Ended March 31, 2019
(Unaudited)
Equity-based compensation expense	3,771
Interest income	751
Net loss	$(3,020)

Common Stock Buyback Program

Our Board of Directors has approved purchases of our common stock under a buyback program (the “Buyback Program”).  There were no purchases of our common stock in the three months ended March 31, 2019 and 2018.  As of March 31, 2019, there was a total of $34.9 million available under the Buyback Program which is authorized to continue through December 31, 2019.

Dividends on Common Stock and Return of Capital Program

On May 1, 2019, our Board of Directors approved the payment of our quarterly dividend of $0.60 per common share. This estimated $27.2 million dividend payment is expected to be made on May 31, 2019.

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

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments included in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2018.

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

Critical Accounting Policies and Significant Estimates

Management believes that as of March 31, 2019, there have been no material changes to our critical accounting policies and significant estimates from those listed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2018.

Recent Accounting Pronouncements

Recent Accounting Pronouncements—to be Adopted

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

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management believes that as of March 31, 2019, there have been no material changes to our exposures to market risk from those disclosed in Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” of our annual report on Form 10-K for the year ended December 31, 2018.

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

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Board of Directors has authorized a plan to permit the repurchase of our common stock in negotiated and open market transactions through December 31, 2019. We may purchase shares from time to time depending on market, economic, and other factors. There were no purchases of our common stock during the first quarter of 2019.

ITEM 6.                EXHIBITS.

(a) Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer (furnished herewith)
32.2	Certification of Chief Financial Officer (furnished herewith)
101.1

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 2, 2019	COGENT COMMUNICATIONS HOLDINGS, INC.

	By:	/s/ David Schaeffer
		Name:	David Schaeffer
		Title:	Chief Executive Officer

Date: May 2, 2019	By:	/s/ Thaddeus G. Weed
		Name:	Thaddeus G. Weed
		Title:	Chief Financial Officer (Principal Accounting Officer)