Form 10-Q
period 2019-06-30
COGENT COMMUNICATIONS HOLDINGS, INC.
filed 2019-08-08
CIK 1158324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧  No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.001 par value 46,815,903 Shares Outstanding as of July 31, 2019

INDEX

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements	1
	Condensed Consolidated Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets of Cogent Communications Holdings, Inc., and Subsidiaries as of June 30, 2019 (Unaudited) and December 31, 2018	1
	Condensed Consolidated Statements of Comprehensive Income of Cogent Communications Holdings, Inc., and Subsidiaries for the Three Months Ended June 30, 2019 and June 30, 2018 (Unaudited)	2
	Condensed Consolidated Statements of Comprehensive Income of Cogent Communications Holdings, Inc., and Subsidiaries for the Six Months Ended June 30, 2019 and June 30, 2018 (Unaudited)	3
	Condensed Consolidated Statements of Cash Flows of Cogent Communications Holdings, Inc., and Subsidiaries for the Six Months Ended June 30, 2019 and June 30, 2018 (Unaudited)	4
	Notes to Interim Condensed Consolidated Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4.	Controls and Procedures	27

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 6.	Exhibits	28
SIGNATURES		29
CERTIFICATIONS

PART I FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2019 AND DECEMBER 31, 2018

(IN THOUSANDS, EXCEPT SHARE DATA)

	June 30,	December 31,
	2019	2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$409,279	$276,093
Accounts receivable, net of allowance for doubtful accounts of $1,782 and $1,263, respectively	40,684	41,709
Prepaid expenses and other current assets	36,030	32,535
Total current assets	485,993	350,337
Property and equipment, net	375,936	375,325
Right-of-use leased assets	72,255	—
Deferred tax assets	—	2,733
Deposits and other assets	14,881	11,455
Total assets	$949,065	$739,850

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,570	$8,519
Accrued and other current liabilities	51,615	51,431
Installment payment agreement, current portion, net of discount of $396 and $395, respectively	8,693	8,283
Current maturities, operating lease liabilities	10,639	—
Current maturities, finance lease obligations	7,700	7,074
Total current liabilities	90,217	75,307
Senior secured 2022 notes, net of unamortized debt costs of $2,301 and $2,695, respectively and including premium of $1,197 and $1,405, respectively	443,896	443,710
Senior unsecured 2024 Euro notes, net of unamortized debt costs of $1,550	151,957	—
Senior unsecured 2021 notes, net of unamortized debt costs of $1,171 and $1,476, respectively	188,054	187,749
Operating lease liabilities, net of current maturities	83,456	—
Finance lease obligations, net of current maturities	160,487	156,706
Other long term liabilities	7,588	25,380
Total liabilities	1,125,655	888,852
Commitments and contingencies:
Stockholders’ equity:
Common stock, $0.001 par value; 75,000,000 shares authorized; 46,806,370 and 46,336,499 shares issued and outstanding, respectively	47	46
Additional paid-in capital	481,734	471,331
Accumulated other comprehensive income — foreign currency translation	(10,967)	(10,928)
Accumulated deficit	(647,404)	(609,451)
Total stockholders’ deficit	(176,590)	(149,002)
Total liabilities and stockholders’ deficit	$949,065	$739,850

The accompanying notes are an integral part of these condensed consolidated balance sheets.

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED JUNE 30, 2019 AND JUNE 30, 2018

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months	Three Months
	Ended	Ended
	June 30, 2019	June 30, 2018
	(Unaudited)	(Unaudited)
Service revenue	$134,789	$129,296
Operating expenses:
Network operations (including $226 and $232 of equity-based compensation expense, respectively, exclusive of depreciation and amortization shown separately below)	54,407	54,379
Selling, general, and administrative (including $5,063 and $4,463 of equity-based compensation expense, respectively)	38,566	33,704
Depreciation and amortization	19,979	20,216
Total operating expenses	112,952	108,299
Gains on equipment transactions	185	357
Operating income	22,022	21,354
Interest income and other, net	1,753	189
Interest expense	(13,595)	(12,373)
Income before income taxes	10,180	9,170
Income tax provision	(3,044)	(2,618)
Net income	$7,136	$6,552

Comprehensive income:
Net income	$7,136	$6,552
Foreign currency translation adjustment	1,786	(6,198)
Comprehensive income	$8,922	$354

Net income per common share:
Basic net income per common share	$0.16	$0.15
Diluted net income per common share	$0.16	$0.14
Dividends declared per common share	$0.60	$0.52

Weighted-average common shares - basic	45,354,327	45,016,767

Weighted-average common shares - diluted	45,912,291	45,536,473

The accompanying notes are an integral part of these condensed consolidated statements.

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND JUNE 30, 2018

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Six Months	Six Months
	Ended	Ended
	June 30, 2019	June 30, 2018
	(Unaudited)	(Unaudited)
Service revenue	$268,930	$258,002
Operating expenses:
Network operations (including $406 and $421 of equity-based compensation expense, respectively, exclusive of depreciation and amortization shown separately below)	108,557	109,252
Selling, general, and administrative (including $8,318 and $8,058 of equity-based compensation expense, respectively)	74,427	67,227
Depreciation and amortization	40,240	40,004
Total operating expenses	223,224	216,483
Gains on equipment transactions	721	475
Operating income	46,427	41,994
Interest income and other, net	3,572	1,879
Interest expense	(27,051)	(24,780)
Income before income taxes	22,948	19,093
Income tax provision	(6,595)	(5,757)
Net income	$16,353	$13,336

Comprehensive income:
Net income	$16,353	$13,336
Foreign currency translation adjustment	(39)	(3,587)
Comprehensive income	$16,314	$9,749

Net income per common share:
Basic net income per common share	$0.36	$0.30
Diluted net income per common share	$0.36	$0.29

Dividends declared per common share	$1.18	$1.02

Weighted-average common shares - basic	45,349,397	45,011,616

Weighted-average common shares - diluted	45,838,918	45,456,831

The accompanying notes are an integral part of these condensed consolidated statements.

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND JUNE 30, 2018

(IN THOUSANDS)

	Six months	Six months
	Ended	Ended
	June 30, 2019	June 30, 2018
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$16,353	$13,336
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,240	40,004
Amortization of debt costs and premium	842	751
Equity-based compensation expense (net of amounts capitalized)	8,724	8,479
Gains - equipment transactions and other, net	(484)	(439)
Deferred income taxes	4,831	4,815
Changes in operating assets and liabilities:
Accounts receivable	1,005	(741)
Prepaid expenses and other current assets	(3,547)	(631)
Accounts payable, accrued liabilities and other long-term liabilities	5,088	(2,418)
Deposits and other assets	(3,783)	(1,706)
Net cash provided by operating activities	69,269	61,450
Cash flows from investing activities:
Purchases of property and equipment	(25,008)	(26,893)
Net cash used in investing activities	(25,008)	(26,893)
Cash flows from financing activities:
Dividends paid	(54,306)	(46,607)
Net proceeds from issuance of senior unsecured 2024 Euro Notes - net of debt costs of $1,556	152,128	—
Proceeds from exercises of stock options	919	1,002
Principal payments on installment payment agreement	(4,774)	(4,254)
Principal payments of finance lease obligations	(5,006)	(6,059)
Net cash provided by (used in) financing activities	88,961	(55,918)
Effect of exchange rates changes on cash	(36)	(1,368)
Net increase (decrease) in cash and cash equivalents	133,186	(22,729)
Cash and cash equivalents, beginning of period	276,093	247,011
Cash and cash equivalents, end of period	$409,279	$224,282
Supplemental disclosure of non-cash investing and financing activities:
Non-cash component of network equipment obtained in exchange transactions	$684	$460
PP&E obtained for installment payment agreement	$5,483	$5,943
Finance lease obligations incurred	$8,562	$10,735

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

Financial instruments

At June 30, 2019, the carrying amount of cash and cash equivalents, accounts receivable, prepaid and other current assets, accounts payable and accrued expenses approximated fair value because of the short-term nature of these instruments. The Company measures its cash equivalents at amortized cost, which approximates fair value based upon quoted market prices (Level 1). Based upon recent trading prices (Level 2 — market approach) at June 30, 2019 the fair value of the Company’s $189.2 million senior unsecured notes was $191.8 million, the fair value of the Company’s $445.0 million senior secured notes was $461.7 million and the fair value of the Company’s 135.0 million Euro ($153.5 million USD) senior unsecured notes was $153.7 million.

Gross receipts taxes, universal service fund and other surcharges

Revenue recognition standards include guidance relating to taxes or surcharges assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer and may include, but are not limited to, gross receipts taxes, excise taxes, Universal Service Fund fees and certain state regulatory fees. Such charges may be presented gross or net based upon the Company’s accounting policy election. The Company records certain excise taxes and surcharges on a gross basis and includes them in its revenues and costs of network operations. Excise taxes and surcharges billed to customers and recorded on a gross basis (as service revenue and network operations expense) were $3.2 million and $3.1 million for the three months ended June 30, 2019 and June 30, 2018, respectively, and $6.6 million and $6.3 million for the six months ended June 30, 2019 and June 30, 2018, respectively.

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

The following details the determination of diluted weighted average shares:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Weighted average common shares - basic	45,354,327	45,016,767	45,349,397	45,011,616
Dilutive effect of stock options	35,895	36,320	30,972	32,222
Dilutive effect of restricted stock	522,069	483,386	458,549	412,993
Weighted average common shares - diluted	45,912,291	45,536,473	45,838,918	45,456,831

The following details unvested shares of restricted common stock as well as the anti-dilutive effects of stock options and restricted stock awards outstanding:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Unvested shares of restricted common stock	1,442,520	1,417,669	1,442,520	1,417,669
Anti-dilutive options for common stock	36,381	43,308	52,338	50,353
Anti-dilutive shares of restricted common stock	37,494	—	87,686	44,672

Stockholder’s Deficit

The following details the changes in stockholder’s deficit for the three and six months ended June 30, 2019 and June 30, 2018 (in thousands except share amounts):

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholder’s
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance at March 31, 2019	46,350,434	$46	$475,275	$(12,753)	$(626,799)	$(164,231)
Forfeitures of shares granted to employees	(1,702)	—	—	—	—	—
Equity-based compensation	—	—	5,714	—	—	5,714
Foreign currency translation	—	—	—	1,786	—	1,786
Issuances of common stock	438,478	1	—	—	—	1
Exercises of options	19,160	—	745	—	—	745
Dividends paid	—	—	—	—	(27,741)	(27,741)
Net income	—	—	—	—	7,136	7,136
Balance at June 30, 2019	46,806,370	$47	$481,734	$(10,967)	$(647,404)	$(176,590)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholder’s
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance at March 31, 2018	46,283,140	$46	$461,154	$(1,989)	$(556,266)	$(97,055)
Forfeitures of shares granted to employees	(4,749)	—	—	—	—	—
Equity-based compensation	—	—	5,149	—	—	5,149
Foreign currency translation	—	—	—	(6,198)	—	(6,198)
Issuances of common stock	145,978	—	—	—	—	—
Exercises of options	19,576	—	704	—	—	704
Dividends paid	—	—	—	—	(23,788)	(23,788)
Net income	—	—	—	—	6,552	6,552
Balance at June 30, 2018	46,443,945	$46	$467,007	$(8,187)	$(573,502)	$(114,636)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholder's
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance at December 31, 2018	46,336,499	$46	$471,331	$(10,928)	$(609,451)	$(149,002)
Forfeitures of shares granted to employees	(3,886)	—	—	—	—	—
Equity-based compensation	—	—	9,484	—	—	9,484
Foreign currency translation	—	—	—	(39)	—	(39)
Issuances of common stock	448,978	1	—	—	—	1
Exercises of options	24,779	—	919	—	—	919
Dividends paid	—	—	—	—	(54,306)	(54,306)
Net income	—	—	—	—	16,353	16,353
Balance at June 30, 2019	46,806,370	$47	$481,734	$(10,967)	$(647,404)	$(176,590)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholder's
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance at December 31, 2017	45,960,799	$46	$456,696	$(4,600)	$(554,686)	$(102,544)
Cumulative effect adjustment from adoption of ASC 606	—	—	—	—	14,455	14,455
Forfeitures of shares granted to employees	(11,528)	—	—	—	—	—
Equity-based compensation	—	—	9,310	—	—	9,310
Foreign currency translation	—	—	—	(3,587)	—	(3,587)
Issuances of common stock	463,978	—	—	—	—	—
Exercises of options	30,696	—	1,001	—	—	1,001
Dividends paid	—	—	—	—	(46,607)	(46,607)
Net income	—	—	—	—	13,336	13,336
Balance at June 30, 2018	46,443,945	$46	$467,007	$(8,187)	$(573,502)	$(114,636)

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

Service revenue recognized from amounts in deferred revenue (contract liabilities) at the beginning of the period during the three months ended June 30, 2019 was $1.7 million and during the three months ended June 30, 2018 was $1.9 million. Service revenue recognized from amounts in deferred revenue (contract liabilities) at the beginning of the period during the six months ended June 30, 2019 was $3.4 million and during the six months ended June 30, 2018 was $3.9 million. Amortization expense for contract costs was $4.3 million for the three months ended June 30, 2019 and $4.2 million for the three months ended June 30, 2018. Amortization expense for contract costs was $8.7 million for the six months ended June 30, 2019 and $8.3 million for the three months ended June 30, 2018.

Recent Accounting Pronouncements— Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 replaced most existing lease accounting guidance. In July 2018 the FASB approved an Accounting Standards Update which, among other changes, allowed a company to elect to adopt ASU 2016-02 using the modified retrospective method applying the transition provisions at the beginning of the period of adoption, rather than at the beginning of the earliest comparative period presented in these financial statements. ASU 2016-02 was effective for the Company beginning on January 1, 2019 and required the Company to record a right-of-use asset and a lease liability for most of its facilities leases. Leases that were previously treated as operating leases. The effect of ASU 2016-02 was to record a cumulative-effect adjustment on January 1, 2019 as a right-of-use asset and an operating lease liability totaling $97.3 million. The operating lease liability is not considered a liability under the consolidated leverage ratio calculations in the indentures governing the Company’s senior unsecured and senior secured note obligations. The Company has made an accounting policy election to not apply the recognition requirements of ASU 2016-02 to its short-term leases - leases with a term of one year or less. The Company has also elected to apply certain practical expedients under ASU2016-02 including not separating lease and nonlease components on its finance and operating leases, not reassessing whether any existing contracts contained leases, not reconsidering lease classification, not reassessing initial direct costs and using hindsight in determining the lease reasonably certain term of its leases.

Three Months
Ended
June 30, 2019

Finance lease cost
Amortization of right-of-use assets	$4,917
Interest expense on finance lease liabilities	4,415
Operating lease cost	3,486
Total lease costs	12,818

Six Months
Ended
June 30, 2019

Finance lease cost Amortization of right-of-use assets	$9,888
Interest expense on finance lease liabilities	8,816
Operating lease cost	6,780
Total lease costs	25,484
Other lease information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	(8,827)
Operating cash flows from operating leases	(6,780)
Financing cash flows from finance leases	(5,006)
Right-of-use assets obtained in exchange for new finance lease liabilities	8,562
Right-of-use assets obtained in exchange for new operating lease liabilities	1,457
Weighted-average remaining lease term — finance leases (in years)	14.6
Weighted-average remaining lease term — operating leases (in years)	22.3
Weighted average discount rate — finance leases	10.6%
Weighted average discount rate — operating leases	5.7%

Finance leases—fiber lease agreements

The Company has entered into lease agreements with numerous providers of dark fiber under indefeasible-right-of use agreements (“IRU’s). These IRU’s typically have initial terms of 15-20 years and include renewal options after the initial lease term. The Company establishes the number of renewal option periods used in determining the lease term based upon its assessment at the inception of the lease of the number of option periods for which failure to renew the lease imposes a penalty in such amount that renewal appears to be reasonably certain. The option to renew may be automatic, at the option of the Company or mutually agreed to between the dark fiber provider and the Company. Once the Company has accepted the related fiber route, leases that meet the criteria for treatment as finance leases are recorded as a finance lease obligation and an IRU asset. The interest rate used in determining the present value of the aggregate future minimum lease payments is the Company’s incremental borrowing rate for the reasonably certain lease term. Finance lease assets are included in property and equipment in the Company’s consolidated balance sheets. As of June 30, 2019, the Company had committed to additional dark fiber IRU lease agreements totaling $12.3 million in future payments to be paid over periods of up to 20 years. These obligations begin when the related fiber is accepted, which is generally expected to occur in the next 12 months.

The future minimum payments (principal and interest) under these finance leases are as follows (in thousands):

For the twelve months ending June 30,
2020	$24,926
2021	24,753
2022	23,742
2023	22,567
2024	21,704
Thereafter	225,184

Total minimum finance lease obligations	342,876
Less—amounts representing interest	(174,689)

Present value of minimum finance lease obligations	168,187
Current maturities	(7,700)

Finance lease obligations, net of current maturities	$160,487

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

The future minimum payments under these operating lease agreements are as follows (in thousands):

For the twelve months ending June 30,
2020	$15,592
2021	13,504
2022	12,248
2023	10,985
2024	9,871
Thereafter	96,148

Total minimum operating lease obligations	158,348
Less—amounts representing interest	(64,253)

Present value of minimum operating lease obligations	94,095
Current maturities	(10,639)

Lease obligations, net of current maturities	$83,456

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

2. Property and equipment:

Depreciation and amortization expense related to property and equipment and finance leases was $20.0 million and $20.2 million for the three months ended June 30, 2019, and 2018 respectively, and $40.2 million and $40.0 million for the six months ended June 30, 2019 and 2018, respectively. The Company capitalized salaries and related benefits of employees working directly on the construction and build-out of its network of $2.7 million and $2.7 million for the three months ended June 30, 2019 and 2018, respectively, and $5.3 million and $5.3 million for the six months ended June 30, 2019 and 2018, respectively.

Exchange agreement

In the three and six months ended June 30, 2019 and 2018, the Company exchanged certain used network equipment and cash consideration for new network equipment. The fair value of the equipment received was estimated to be $0.5 million and $1.1 million for the three months ended June 30, 2019 and 2018, respectively, and $2.2 million and $1.5 million for the six months ended June 30, 2019 and 2018, respectively and after considering the cash component the transactions resulted in gains of $0.1 million and $0.3 million for the three months ended June 30, 2019 and 2018, respectively, and $0.7 million and $0.5 million for the six months ended June 30, 2019 and 2018, respectively. The estimated fair value of the equipment received was based upon the cash consideration price the Company pays for the new network equipment on a standalone basis (Level 3).

Installment payment agreement

In March 2015, the Company entered into an installment payment agreement (“IPA”) with a vendor. Under the IPA the Company may purchase network equipment in exchange for interest free note obligations each with a twenty-four month term. There are no payments under each note obligation for the first six months followed by eighteen equal installment payments for the remaining eighteen month term. As of June 30, 2019, and December 31, 2018 there was $11.9 million and $11.2 million, respectively, of note obligations outstanding under the IPA, secured by the related equipment. The Company recorded the assets purchased and the net present value of the note obligation utilizing an imputed interest rate. The resulting discount was $0.4 million and $0.4 million as of June 30, 2019 and December 31, 2018, respectively, and is being amortized over the note term using the effective interest rate method.

3. Long-term debt:

Limitations under the indentures

The Company has $189.2 million of senior unsecured notes, $445.0 million of senior secured notes and 135.0 million Euros ($153.5 million USD) of senior unsecured notes outstanding. The $189.2 million of senior unsecured notes are due on April 15, 2021 (the “2021 Notes”) and bear interest at a rate of 5.625% per year. Interest is paid semi-annually on April 15 and October 15. The $445.0 million of senior secured notes are due on March 1, 2022 (the “2022 Notes”) and bear interest at a rate of 5.375% per year. Interest is paid semi-annually on March 1 and September 1. The 135.0 million Euro ($153.5 million USD) of senior unsecured notes are due on June 30, 2024 (the “2024 Notes”) and bear interest at a rate of 4.375% per year. Interest is paid semi-annually on June 30 and December 30.

The indentures governing the 2024 Notes, 2022 Notes and 2021 Notes, among other things, limit the Company’s ability to incur indebtedness; to pay dividends or make other distributions; to make certain investments and other restricted payments; to create liens; consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; to incur restrictions on the ability of a subsidiary to pay dividends or make other payments; and to enter into certain transactions with its affiliates. Limitations on the ability to incur additional indebtedness (excluding IRU agreements incurred in the normal course of business) include a restriction on incurring additional indebtedness if the Company’s consolidated leverage ratio, as defined in the indentures, is greater than 6.0 for the 2024 Notes and greater than 5.0 for the 2022 Notes and 2021 Notes. Limitations on the ability to incur additional secured indebtedness include a restriction on incurring additional secured indebtedness if the Company’s consolidated secured leverage ratio, as defined in the indentures, is greater than 4.0 for the 2024 Notes and greater than 3.5 for the 2022 Notes and 2021 Notes. The indentures prohibit certain payments, such as dividends and stock purchases, when the Company’s consolidated leverage ratio, as defined by the indentures, is greater than 4.25. A certain amount of such unrestricted payments is permitted notwithstanding this prohibition. The unrestricted payment amount may be increased by the Company’s consolidated cash flow, as defined in the indentures, as long as the Company’s consolidated leverage ratio is less than 4.25. The Company’s consolidated leverage ratio was above 4.25 as of June 30, 2019. As of June 30, 2019, a total of $166.9 million (held by Holdings in cash and cash equivalents) was permitted for investment payments including dividends and stock purchases.

Issuance of 2024 Notes

On June 25, 2019, Group completed an offering of €135.0 million ($153.7 million) aggregate principal amount of 4.375% senior unsecured notes due 2024. The net proceeds from the offering, after deducting offering expenses, were approximately $152.1 million. The Company expects to use the proceeds for general corporate purposes and/or to repurchase the Company’s common stock or for special or recurring dividends to the Company’s stockholders. The 2024 Notes are guaranteed (the “Guarantees”) on a senior unsecured basis, jointly and severally, by the Company’s material domestic subsidiaries, subject to certain exceptions, and by the Company (collectively, the “Guarantors”). Under certain circumstances, the Guarantors may be released from these Guarantees without the consent of the holders of the 2024 Notes.

The 2024 Notes and the Guarantees are Group’s and the Guarantors’ senior unsecured obligations. The 2024 Notes and the Guarantees are effectively subordinated to all of Groups’s and the Guarantors’ existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness, and are structurally subordinated to all indebtedness and other liabilities of subsidiaries that are not Guarantors. Without giving effect to collateral arrangements, the 2024 Notes and the Guarantees rank pari passu in right of payment with Group’s and the Guarantors’ existing and future senior indebtedness. The 2024 Notes and the Guarantees rank contractually senior in right of payment to all of Group’s and the Guarantors’ existing and future subordinated indebtedness.

The 2024 Notes were offered and sold only to persons reasonably believed to be qualified institutional buyers in an unregistered offering pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Act”), and to certain non-U.S. persons in transactions outside the United States in compliance with Regulation S under the Act. The 2024 Notes have not been registered under the Act, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. Application will be made for the 2024 Notes to be listed on the Official List of The International Stock Exchange; however, there can be no assurance that the application will be successful or that any such listing will be granted or maintained.

The 2024 Notes bear interest at a rate of 4.375% per annum. Interest began to accrue on the 2024 Notes on June 25, 2019 and will be paid semi-annually in arrears on June 30 and December 30 of each year, commencing on December 30, 2019. Unless earlier redeemed, the 2024 Notes will mature on June 30, 2024. The 2024 Notes were issued at par for 135.0 million Euros ($153.7 million USD) on June 25, 2019. The 2024 Notes were issued in Euros and are reported in the Company’s reporting currency – US Dollars. As of June 30, 2019 the 2024 Notes were valued at $153.5 million resulting in an unrealized gain of $0.2 million recorded during the three and six months ended June 30, 2019.

Group may redeem some or all of the 2024 Notes at any time prior to June 30, 2021 at a price equal to 100% of the principal amount of the 2024 Notes, plus a “make-whole” premium as set forth in the indenture, plus accrued and unpaid interest, if any, to, but not including, the date of redemption. Thereafter, Group may redeem the 2024 Notes, in whole or in part, at a redemption price ranging from 102.188% to par (depending on the year), as set forth in the indenture. Group may also redeem up to 35% of the principal amount of the 2024 Notes using proceeds of certain equity offerings completed prior to June 30, 2021 at a redemption price equal to 104.375%, plus accrued and unpaid interest, if any, to, but not including, the date of redemption, subject to certain exceptions. Group may also redeem the 2024 Notes, in whole but not in part, in the event of certain changes in the tax laws of the United States (or any taxing authority in the United States). This redemption would be at 100% of the principal amount of the 2024 Notes to be redeemed (plus any accrued interest and additional amounts then payable with respect to the 2024 Notes to, but not including, the redemption date).

If Group undergoes specific kinds of change in control accompanied by certain ratings events, it will be required to offer to repurchase the 2024 Notes from holders at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but not including, the date of repurchase. Additionally, if Group or any of its restricted subsidiaries sells assets and does not apply the proceeds from such sale in a certain manner or certain other events have not occurred, under certain circumstances, Group will be required to use the excess net proceeds to make an offer to purchase the 2024 Notes at an offer price in cash equal to 100% of the principal amount of the 2024 Notes, plus accrued and unpaid interest, if any, to, but not including, the repurchase date.

In connection with any offer to purchase all or any of the 2024 Notes (including a change of control offer, asset sale offer or any tender offer), if holders of no less than 90% of the aggregate principal amount of the 2024 Notes validly tender their 2024 Notes, Group or a third party is entitled to redeem any remaining 2024 Notes at the price offered to each holder.

The 2024 notes indenture includes covenants that restrict Group and its restricted subsidiaries’ ability to, among other things: incur indebtedness; issue certain preferred stock or similar equity securities; pay dividends or make other distributions in respect of, or repurchase or redeem, capital stock; make certain investments and other restricted payments, such as prepayment, redemption or repurchase of certain indebtedness; create liens; consolidate, merge, sell or otherwise dispose of all or substantially all of the assets of Group and its restricted subsidiaries taken as a whole; incur restrictions on the ability of a subsidiary to pay dividends or make other payments; and enter into transactions with affiliates. However, the covenants provide for certain exceptions to these restrictions and the Company is not subject to the covenants under the 2024 Notes indenture. Certain covenants will cease to apply to the 2024 Notes if, and for so long as, the 2024 Notes have investment grade ratings from any two of Moody’s Investors Service, Inc., Fitch Ratings, Inc. and S&P Global Ratings and so long as no default or event of default under the Indenture has occurred and is continuing.

The principal amount of the 2024 Notes would become immediately due and payable upon the occurrence of certain bankruptcy or insolvency events involving Group or certain of its subsidiaries, and may be declared immediately due and payable by the trustee or the holders of at least 25% of the aggregate principal amount of the then-outstanding 2024 Notes upon the occurrence of certain events of default under the indenture.

4. Commitments and contingencies:

Current and potential litigation

In accordance with the accounting guidance for contingencies, the Company accrues its estimate of a contingent liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Where it is probable that a liability has been incurred and there is a range of expected loss for which no amount in the range is more likely than any other amount, the Company accrues at the low end of the range. The Company reviews its accruals at least quarterly and adjusts them to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular matter. The Company has taken certain positions related to its obligations for leased circuits for which it is reasonably possible could result in a loss of up to $3.0 million in excess of the amount accrued at June 30, 2019.

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

5. Income taxes:

The components of income before income taxes consist of the following (in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

Domestic	$16,332	$15,446	$35,084	$29,582
Foreign	(6,152)	(6,276)	(12,136)	(10,489)
Total	$10,180	$9,170	$22,948	$19,093

6. Common stock buyback program stock option and award plan:

The Company’s Board of Directors has approved purchases of the Company’s common stock under a buyback program (the “Buyback Program”) through December 31, 2019. At June 30, 2019, there was approximately $34.9 million remaining for purchases under the Buyback Program. There were no purchases of common stock during the three and six months ended June 30, 2019 and June 30, 2018.

In the second quarter of 2019 the Company granted 0.4 million shares of common stock to its employees valued at $23.5 million. The vesting of 24,050 of these shares granted to the Company's executives are subject to certain performance conditions and the vesting of 105,000 shares granted to the Company's CEO are subject to the total shareholder return of the Company's common stock compared to the total shareholder return of the Nasdaq Telecommunications Index. The remaining shares vest over periods ending in December 2022.

7. Dividends on common stock:

On August 7, 2019, the Company’s Board of Directors approved the payment of a quarterly dividend of $0.62 per common share. This estimated $28.1 million dividend payment is expected to be made on September 9, 2019.

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

8. Related party transactions:

Office leases

The Company’s headquarters is located in an office building owned by Sodium LLC whose owner is the Company’s Chief Executive Officer. The fixed annual rent for the headquarters building is $1.0 million per year plus an allocation of taxes and utilities. The lease began in May 2015 and the lease term is for five years which is cancellable by the Company upon 60 days’ notice. The Company’s audit committee reviews and approves all transactions with related parties. The Company paid $0.5 million and $0.5 million in the three months ended June 30, 2019 and 2018, respectively, and $0.9 million and $0.8 million in the six months ended June 30, 2019 and 2018, respectively, for rent and related costs (including taxes and utilities) to Sodium LLC for this lease.

9. Segment information:

The Company operates as one operating segment. The Company’s service revenue by geographic region and product class and long lived assets by geographic region are as follows (in thousands):

Three months Ended June 30, 2019
Revenues	On net	Off-net	Non-core	Total
North America	$78,484	$32,864	$111	$111,459
Europe	17,789	4,113	15	21,917
Latin America	71	3	—	74
Asia Pacific	1,128	211	—	1,339
Total	$97,472	$37,191	$126	$134,789

Three months Ended June 30, 2018
Revenues	On net	Off-net	Non-core	Total
North America	$74,088	$32,028	$149	$106,265
Europe	18,382	3,942	14	22,338
Asia Pacific	556	137	—	693
Total	$93,026	$36,107	$163	$129,296

Six months Ended June 30, 2019
Revenues	On net	Off-net	Non-core	Total
North America	$156,462	$65,499	$197	$222,158
Europe	35,969	8,139	41	44,149
Latin America	105	4	—	109
Asia Pacific	2,120	394	—	2,514
Total	$194,656	$74,036	$238	$268,930

Six months Ended June 30, 2018
Revenues	On net	Off-net	Non-core	Total
North America	$147,144	$64,020	$313	$211,477
Europe	37,259	7,968	26	45,253
Asia Pacific	1,009	263	—	1,272
Total	$185,412	$72,251	$339	$258,002

	June 30,	December 31,
	2019	2018
Long lived assets, net
North America	$273,772	$275,367
Europe and other	102,183	99,978
Total	$375,955	$375,345

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

Future economic instability in the global economy, which could affect spending on Internet services; the impact of changing foreign exchange rates (in particular the Euro to US dollar and Canadian dollar to US dollar exchange rates) on the translation of our non-US dollar denominated revenues, expenses, assets and liabilities; legal and operational difficulties in new markets; the imposition of a requirement that we contribute to the US Universal Service Fund on the basis of our Internet revenue; changes in government policy and/or regulation, including rules regarding data protection, cyber security and net neutrality; increasing competition leading to lower prices for our services; our ability to attract new customers and to increase and maintain the volume of traffic on our network; the ability to maintain our Internet peering arrangements on favorable terms; our ability to renew our long-term leases of optical fiber that comprise our network; our reliance on an equipment vendor, Cisco Systems Inc., and the potential for hardware or software problems associated with such equipment; the dependence of our network on the quality and dependability of third-party fiber providers; our ability to retain certain customers that comprise a significant portion of our revenue base; the management of network failures and/or disruptions; our ability to make payments on our indebtedness as they become due and outcomes in litigation as well as other risks discussed from time to time in our filings with the Securities and Exchange Commission, including, without limitation, our annual report on Form 10-K for the year ended December 31, 2018.

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

Our network is comprised of in-building riser facilities, metropolitan optical fiber networks, metropolitan traffic aggregation points and inter-city transport facilities. Our network is physically connected entirely through our facilities to 2,737 buildings in which we provide our on-net services, including 1,751 multi-tenant office buildings. We also provide on-net services in carrier-neutral data centers, Cogent controlled data centers and single-tenant office buildings.

We operate 53 Cogent controlled data centers totaling over 592,000 square feet. Because of our integrated network architecture, we are not dependent on local telephone companies or cable companies to serve our on-net customers. We emphasize the sale of our on-net services because we believe we have a competitive advantage in providing these services and these services generate gross profit margins that are greater than the gross profit margins of our off-net services.

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

Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018

The following summary table presents a comparison of our results of operations with respect to certain key financial measures. The comparisons illustrated in the table are discussed in greater detail below.

	Three months ended
	June 30,		Percent
	2019	2018	Change
	(in thousands)
Service revenue	$134,789	$129,296	4.2%
On-net revenue	97,472	93,026	4.8%
Off-net revenue	37,191	36,107	3.0%
Network operations expenses (1)	54,407	54,379	0.1%
Selling, general, and administrative expenses (2)	38,566	33,704	14.4%
Gains on equipment transactions	185	357	(48.2)%
Depreciation and amortization expenses	19,979	20,216	(1.2)%
Interest expense	13,595	12,373	9.9%
Income tax provision	3,044	2,618	16.3%
(1)	Includes equity-based compensation expenses of $226 and $232 in the three months ended June 30, 2019 and 2018, respectively.
(2)	Includes equity-based compensation expenses of $5,063 and $4,463 in the three months ended June 30, 2019 and 2018, respectively.

	Three months ended
	June 30,		Percent
	2019	2018	Change
	(in thousands)
Other Operating Data
Average Revenue Per Unit (ARPU)
ARPU—on net	$453	$482	(6.0)%
ARPU—off-net	$1,104	$1,162	(5.0)%
Average Price per Megabit — installed base	$0.63	$0.87	(27.1)%
Customer Connections—end of period
On-net	72,415	65,407	10.7%
Off-net	11,321	10,480	8.0%

Service Revenue. Our service revenue increased 4.2% for the three months ended June 30, 2019 from the three months ended June 30, 2018. The impact of exchange rates resulted in a decrease in revenues for the three months ended June 30, 2019 of approximately $1.5 million. All foreign currency comparisons herein reflect our second quarter 2019 results translated at the average foreign currency exchange rates for the second quarter of 2018. We increased our total service revenue by increasing the number of sales representatives selling our services, by expanding our network, by adding additional buildings to our network, by increasing our penetration into the buildings connected to our network and by gaining market share by offering our services at lower prices than our competitors.

Revenue recognition standards include guidance relating to any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, gross receipts taxes, Universal Service Fund fees and certain state regulatory fees. We record these taxes billed to our customers on a gross basis (as service revenue and network operations expense) in our consolidated statements of operations. The impact of these taxes including the Universal Service Fund resulted in an increase in our revenues for the three months ended June 30, 2019 from the three months ended June 30, 2018 of approximately $0.1 million.

Our net-centric customers tend to purchase their service on a price per megabit basis. Our corporate customers tend to utilize a small portion of their allocated bandwidth on their connections and tend to purchase their service on a per connection basis. Revenues from our corporate and net centric customers represented 68.5% and 31.5% of total service revenue, respectively, for the three months ended June 30, 2019 and represented 64.4% and 35.6% of total service revenue, respectively, for the three months ended June 30, 2018. Revenues from corporate customers increased 10.8% to $92.3 million for the three months ended June 30, 2019 from the three months ended June 30, 2018 primarily due to an increase in our number of our corporate customers. Revenues from our net-centric customers decreased by 7.7% to $42.5 million for the three months ended June 30, 2019 from the three months ended June 30, 2018 primarily due to an increase in our number of net-centric customers being offset by a decline in our average price per megabit and the impact of foreign exchange rates. Our revenue from our net-centric customers has declined as a percentage of our total revenue and grew at a slower rate than our corporate customer revenue because net-centric customers purchase our services based upon a price per megabit basis and our average price per megabit declined by 27.1% from the three months ended June 30, 2018 to the three months ended June 30, 2019. Additionally, the net-centric market experiences a greater level of pricing pressure than the corporate market and net-centric customers who renew their service with us expect their renewed service to be at a lower price than their current price. We expect that our average price per megabit will continue to decline at similar rates which would result in our corporate revenues continuing to represent a greater portion of our total revenues and our net-centric revenues continuing to grow at a lower rate than our corporate revenues. Additionally, the impact of foreign exchange rates has a more significant impact on our net-centric revenues.

Our on-net revenues increased 4.8% for the three months ended June 30, 2019 from the three months ended June 30, 2018. We increased the number of our on-net customer connections by 10.7% at June 30, 2019 from June 30, 2018. On-net customer connections increased at a greater rate than on-net revenues primarily due to the 6.0% decline in our on-net ARPU, primarily from a decline in ARPU for our net centric customers. ARPU is determined by dividing revenue for the period by the average customer connections for that period. Our average price per megabit for our installed base of customers is determined by dividing the aggregate monthly recurring fixed charges for those customers by the aggregate committed data rate for the same customers. The decline in on-net ARPU is partly attributed to volume and term based pricing discounts. Additionally, on-net customers who cancel their service from our installed base of customers, in general, have an ARPU that is greater than the ARPU for our new customers due to declining prices primarily for our on-net services sold to our net-centric customers. These trends resulted in the reduction to our on-net ARPU and a 27.1% decline in our average price per megabit for our installed base of customers.

Our off-net revenues increased 3.0% for the three months ended June 30, 2019 from the three months ended June 30, 2018. Our off-net revenues increased as we increased the number of our off-net customer connections by 8.0% at June 30, 2019 from June 30, 2018. Our off-net customer connections increased at a greater rate than our off-net revenue primarily due to the 5.0% decrease in our off-net ARPU.

Network Operations Expenses. Network operations expenses include the costs of personnel associated with service delivery, network management and customer support, network facilities costs, fiber and equipment maintenance fees, leased circuit costs, access and facilities fees paid to building owners and excise taxes billed to our customers and recorded on a gross basis. Non-cash equity-based compensation expense is included in network operations expenses consistent with the classification of the employee’s salary and other compensation. Our network operations expenses, including non-cash equity-based compensation expense, increased 0.1% for the three months ended June 30, 2019 from the three months ended June 30, 2018 as we were connected to 10.3% more customer connections and we were connected to 138 more on-net buildings as of June 30, 2019 compared to June 30, 2018. The increase in network operations expense is primarily attributable to an increase in costs related to our network and facilities expansion activities and the increase in our off-net revenues partly offset by price reductions obtained in certain of our circuit costs and fewer operating leases for fiber.

Selling, General, and Administrative (“SG&A”) Expenses. Our SG&A expenses, including non-cash equity-based compensation expense, increased by 14.4% for the three months ended June 30, 2019 from the three months ended June 30, 2018. Non-cash equity-based compensation expense is included in SG&A expenses consistent with the classification of the employee’s salary and other compensation and was $5.1 million for the three months ended June 30, 2019 and $4.5 million for the three months ended June 30, 2018. SG&A expenses increased primarily from an increase in salaries and related costs required to support our expansion and the increase in our sales efforts, partly offset by the impact of the new revenue accounting standard which requires us to capitalize certain commissions paid to our sales agents and sales employees. Our sales force headcount increased from 566 at June 30, 2018 to 656 at June 30, 2019 and our total headcount increased from 917 at June 30, 2018 to 1,026 at June 30, 2019.

Gains on Equipment Transactions. In the three months ended June 30, 2019 and June 30, 2018, we exchanged certain used network equipment and cash consideration for new network equipment resulting in gains of $0.2 million and $0.4 million, respectively, based upon the estimated fair value of the new network equipment less the carrying amount of the returned used network equipment and the cash paid. The reduction in gains from the three months ended June 30, 2018 to the three months ended June 30, 2019 was due to purchasing more equipment under the exchange program in the three months ended June 30, 2018 than the three months ended June 30, 2019.

Depreciation and Amortization Expenses. Our depreciation and amortization expense decreased by 1.2% for the three months ended June 30, 2019 from the three months ended June 30, 2018. The decrease is primarily due to certain deployed fixed assets becoming fully depreciated.

Interest Expense. Interest expense results from interest incurred on our $445.0 million of senior secured notes, interest incurred on our $189.2 million of senior unsecured notes, interest on our installment payment agreement, interest on our finance lease obligations and interest on our €135.0 million ($153.7 million) aggregate principal amount of 4.375% senior unsecured notes due 2024 (“2024 Notes’) that we issued on June 25, 2019. Our interest expense increased by 9.9% for the three months ended June 30, 2019 from the three months ended June 30, 2018 primarily due to an increase in our finance lease obligations, the issuance of $70.0 million of senior secured notes in August 2018 and the issuance of our 2024 Notes in June 2019.

Income Tax Provision. Our income tax provision was $3.0 million for the three months ended June 30, 2019 and $2.6 million for the three months ended June 30, 2018. Our income tax provision increased primarily due to an increase in our taxable income.

Buildings On-net. As of June 30, 2019 and 2018, we had a total of 2,737 and 2,599 on-net buildings connected to our network, respectively. The increase in on-net buildings was a result of our disciplined network expansion program. We anticipate adding a similar number of buildings to our network for the next several years.

Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018

The following summary table presents a comparison of our results of operations with respect to certain key financial measures. The comparisons illustrated in the table are discussed in greater detail below.

	Six months ended
	June 30,		Percent
	2019	2018	Change
	(in thousands)
Service revenue	$268,930	$258,002	4.2%
On-net revenue	194,656	185,412	5.0%
Off-net revenue	74,036	72,251	2.5%
Network operations expenses (1)	108,557	109,252	(0.6)%
Selling, general, and administrative expenses (2)	74,427	67,227	10.7%
Gains on equipment transactions	721	475	51.8%
Depreciation and amortization expenses	40,240	40,004	0.6%
Interest expense	27,051	24,780	9.2%
Income tax provision	6,595	5,757	14.6%
(1)	Includes equity-based compensation expenses of $406 and $421 in the six months ended June 30, 2019 and 2018, respectively.
(2)	Includes equity-based compensation expenses of $8,318 and $8,058 in the six months ended June 30, 2019 and 2018, respectively.

	Six Months Ended
	June 30,		Percent
	2019	2018	Change
Other Operating Data
Average Revenue Per Unit (ARPU)
ARPU—on net	$460	$488	(5.8)%
ARPU—off-net	$1,107	$1,179	(6.1)%
Average Price per Megabit — installed base	$0.65	$0.89	(26.1)%
Customer Connections—end of period
On-net	72,415	65,407	10.7%
Off-net	11,321	10,480	8.0%

Service Revenue. Our service revenue increased 4.2% for the six months ended June 30, 2019 from the six months ended June 30, 2018. The impact of exchange rates resulted in a decrease in revenues for the six months ended June 30, 2019 of approximately $3.6 million. All foreign currency comparisons herein reflect our results for the six months ended June 30, 2019 translated at the average foreign currency exchange rates for the six months ended June 30, 2018. We increased our total service revenue by increasing the number of sales representatives selling our services, by expanding our network, by adding additional buildings to our network, by increasing our penetration into the buildings connected to our network and by gaining market share by offering our services at lower prices than our competitors.

Revenue recognition standards include guidance relating to any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, gross receipts taxes, Universal Service Fund fees and certain state regulatory fees. We record these taxes billed to our customers on a gross basis (as service revenue and network operations expense) in our consolidated statements of operations. The impact of these taxes including the Universal Service Fund resulted in an increase in our revenues for the six months ended June 30, 2019 from the six months ended June 30, 2018 of approximately $0.3 million.

Our net-centric customers tend to purchase their service on a price per megabit basis. Our corporate customers tend to utilize a small portion of their allocated bandwidth on their connections and tend to purchase their service on a per connection basis. Revenues from our corporate and net centric customers represented 67.9% and 32.1% of total service revenue, respectively, for the six months ended June 30, 2019 and represented 63.7% and 36.3% of total service revenue, respectively, for the six months ended June 30, 2018. Revenues from corporate customers increased 11.0% to $182.5 million for the six months ended June 30, 2019 from the six months ended June 30, 2018 primarily due to an increase in our number of our corporate customers. Revenues from our net-centric customers decreased by 7.6% to $86.4 million for the six months ended June 30, 2019 from the six months ended June 30, 2018 primarily due to an increase in our number of net-centric customers, being offset by a decline in our average price per megabit and the impact of foreign exchange rates. Our revenue from our net-centric customers has declined as a percentage of our total revenue and grew at a slower rate than our corporate customer revenue because net-centric customers purchase our services based upon a price per megabit basis and our average price per megabit declined by 26.1% from the six months ended June 30, 2018 to the six months ended June 30, 2019. Additionally, the net-centric market experiences a greater level of pricing pressure than the corporate market and net-centric customers who renew their service with us expect their renewed service to be at a lower price than their current price. We expect that our average price per megabit will continue to decline at similar rates which would result in our corporate revenues continuing to represent a greater portion of our total revenues and our net-centric revenues continuing to grow at a lower rate than our corporate revenues. Additionally,the impact of foreign exchange rates has a more significant impact on our net-centric revenues.

Our on-net revenues increased 5.0% for the six months ended June 30, 2019 from the six months ended June 30, 2018. We increased the number of our on-net customer connections by 10.7% at June 30, 2019 from June 30, 2018. On-net customer connections increased at a greater rate than on-net revenues primarily due to the 5.8% decline in our on-net ARPU, primarily from a decline in ARPU for our net centric customers. ARPU is determined by dividing revenue for the period by the average customer connections for that period. Our average price per megabit for our installed base of customers is determined by dividing the aggregate monthly recurring fixed charges for those customers by the aggregate committed data rate for the same customers. The decline in on-net ARPU is partly attributed to volume and term based pricing discounts. Additionally, on-net customers who cancel their service from our installed base of customers, in general, have an ARPU that is greater than the ARPU for our new customers due to declining prices primarily for our on-net services sold to our net-centric customers. These trends resulted in the reduction to our on-net ARPU and a 26.1% decline in our average price per megabit for our installed base of customers.

Our off-net revenues increased 2.5% for the six months ended June 30, 2019 from the six months ended June 30, 2018. Our off-net revenues increased as we increased the number of our off-net customer connections by 8.0% at June 30, 2019 from June 30, 2018. Our off-net customer connections increased at a greater rate than our off-net revenue primarily due to the 6.1% decrease in our off-net ARPU.

Network Operations Expenses. Network operations expenses include the costs of personnel associated with service delivery, network management and customer support, network facilities costs, fiber and equipment maintenance fees, leased circuit costs, access and facilities fees paid to building owners and excise taxes billed to our customers and recorded on a gross basis. Non-cash equity-based compensation expense is included in network operations expenses consistent with the classification of the employee’s salary and other compensation. Our network operations expenses, including non-cash equity-based compensation expense, decreased 0.6% for the six months ended June 30, 2019 from the six months ended June 30, 2018. We incurred the cost of being connected to 10.3% more customer connections and 138 more on-net buildings as of June 30, 2019 compared to June 30, 2018 that was offset by price reductions in certain circuit costs and fewer operating leases for fiber.

Selling, General, and Administrative (“SG&A”) Expenses. Our SG&A expenses, including non-cash equity-based compensation expense, increased by 10.7% for the six months ended June 30, 2019 from the six months ended June 30, 2018. Non-cash equity-based compensation expense is included in SG&A expenses consistent with the classification of the employee’s salary and other compensation and was $8.3 million for the six months ended June 30, 2019 and $8.1 million for the six months ended June 30, 2018. SG&A expenses increased primarily from an increase in salaries and related costs required to support our expansion and the increase in our sales efforts, partly offset by the impact of the new revenue accounting standard which requires us to capitalize certain commissions paid to our sales agents and sales employees. Our sales force headcount increased from 566 at June 30, 2018 to 656 at June 30, 2019 and our total headcount increased from 917 at June 30, 2018 to 1,026 at June 30, 2019.

Gains on Equipment Transactions. In the six months ended June 30, 2019 and June 30, 2018, we exchanged certain used network equipment and cash consideration for new network equipment resulting in gains of $0.7 million and $0.5 million, respectively, based upon the estimated fair value of the new network equipment less the carrying amount of the returned used network equipment and the cash paid. The gain recorded in the six months ended June 30, 2018 and the six months ended June 30, 2019 is dependent upon the amount of equipment purchased under the exchange program.

Depreciation and Amortization Expenses. Our depreciation and amortization expense increased by 0.6% for the six months ended June 30, 2019 from the six months ended June 30, 2018. The increase is primarily due to the depreciation expense associated with the increase in deployed fixed assets.

Interest Expense. Interest expense results from interest incurred on our $445.0 million of senior secured notes, interest incurred on our $189.2 million of senior unsecured notes, interest on our installment payment agreement, interest on our finance lease obligations and interest on our €135.0 million ($153.7 million) 2024 Notes that we issued on June 25, 2019. Our interest expense increased by 9.2% for the six months ended June 30, 2019 from the six months ended June 30, 2018 primarily due to the issuance of $70.0 million of senior secured notes in August 2018, the issuance of our 2024 Notes in June 2019 and from an increase in our finance lease obligations.

Income Tax Provision. Our income tax provision was $6.6 million for the six months ended June 30, 2019 and $5.8 million for the six months ended June 30, 2018. Our income tax provision increased primarily due to an increase in our taxable income.

Buildings On-net. As of June 30, 2019 and 2018, we had a total of 2,737 and 2,599 on-net buildings connected to our network, respectively. The increase in on-net buildings was a result of our disciplined network expansion program. We anticipate adding a similar number of buildings to our network for the next several years.

Liquidity and Capital Resources

In assessing our liquidity, management reviews and analyzes our current cash balances, accounts receivable, accounts payable, accrued liabilities, capital expenditure commitments, and required finance lease and debt payments and other obligations.

Cash Flows

The following table sets forth our consolidated cash flows.

	Six months ended June 30,
(in thousands)	2019	2018
Net cash provided by operating activities	$69,269	$61,450
Net cash used in investing activities	(25,008)	(26,893)
Net cash provided by (used in) financing activities	88,961	(55,918)
Effect of exchange rates changes on cash	(36)	(1,368)
Net increase (decrease) in cash and cash equivalents	$133,186	$(22,729)

Net Cash Provided by Operating Activities. Our primary sources of operating cash are receipts from our customers who are billed on a monthly basis for our services. Our primary uses of operating cash are payments made to our vendors, employees and interest payments made to our finance lease vendors and our note holders. Our changes in cash provided by operating activities are primarily due to changes in our operating profit. Cash provided by operating activities for the six months ended June 30, 2019 and 2018 includes interest payments on our note obligations of $17.3 million and $15.4 million, respectively.

Net Cash Used In Investing Activities. Our primary use of cash for investing activities is for purchases of property and equipment. Purchases of property and equipment were $25.0 million and $26.9 million for the six months ended June 30, 2019 and 2018, respectively. The changes in purchases of property and equipment are primarily due to the timing and scope of our network expansion activities including geographic expansion and adding buildings to our network.

Net Cash Provided by (Used In) Financing Activities. Our primary uses of cash for financing activities are for principal payments under our finance lease obligations and our installment payment agreement, purchases of our common stock and dividend payments. Principal payments under our finance lease obligations were $5.0 million and $6.1 million for the six months ended June 30, 2019 and 2018, respectively. Principal payments under our installment payment agreement were $4.8 million and $4.3 million for the six months ended June 30, 2019 and 2018, respectively. During the six months ended June 30, 2019 and 2018 we paid $54.3 million and $46.6 million, respectively, for our quarterly dividend payments. On June 25, 2019, we completed an offering of €135.0 million ($153.7 million) of our 2024 Notes. The net proceeds from the offering, after deducting offering expenses, were approximately $152.1 million.

Cash Position and Indebtedness

Our total indebtedness at June 30, 2019 was $967.9 million and our total cash and cash equivalents were $409.3 million. Our total indebtedness at June 30, 2019 includes $168.2 million of finance lease obligations for dark fiber under long term IRU agreements.

Summarized Financial Information of Holdings

Holdings is not a restricted subsidiary as defined under the indentures governing our 2021 Notes, 2022 Notes and 2024 Notes. Holdings is a guarantor under these notes. Under the indentures we are required to disclose financial information of Holdings including its assets, liabilities and its operating results (“Holdings Financial Information”). The Holdings Financial Information as of and for the six months ended June 30, 2019 is detailed below (in thousands).

June 30, 2019
(Unaudited)
Cash and cash equivalents	$167,652
Accrued interest receivable	106
Total assets	$167,758

Investment from subsidiaries	$320,160
Common stock	47
Accumulated deficit	(152,449)
Total equity	$167,758

Six Months
Ended
June 30, 2019
(Unaudited)
Equity-based compensation expense	9,486
Interest income	1,592
Net loss	$(7,894)

Common Stock Buyback Program

Our Board of Directors has approved purchases of our common stock under a buyback program (the “Buyback Program”). There were no purchases of our common stock in the three and six months ended June 30, 2019 and June 30, 2018. As of June 30, 2019, there was a total of $34.9 million available under the Buyback Program which is authorized to continue through December 31, 2019.

Dividends on Common Stock and Return of Capital Program

Dividends are recorded as a reduction to retained earnings. On August 7, 2019, our Board of Directors approved the payment of our quarterly dividend of $0.62 per common share. This estimated $28.1 million dividend payment is expected to be made on September 9, 2019.

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

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments included in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2018 except as follows.

On June 25, 2019, Group completed an offering of €135.0 million ($153.7 million) aggregate principal amount of our 2024 Notes. The net proceeds from the offering, after deducting offering expenses, were approximately $152.1 million. We expect to use the proceeds for general corporate purposes and/or to repurchase our common stock or for special or recurring dividends to our stockholders. The 2024 Notes bear interest at a rate of 4.375% per annum. Interest began to accrue on the 2024 Notes on June 25, 2019 and will be paid semi-annually in arrears on June 30 and December 30 of each year, commencing on December 30, 2019. Unless earlier redeemed, the 2024 Notes will mature on June 30, 2024. The 2024 Notes were issued at par for 135.0 million Euros ($153.7 million USD) on June 25, 2019.

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

Critical Accounting Policies and Significant Estimates

Management believes that as of June 30, 2019, there have been no material changes to our critical accounting policies and significant estimates from those listed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2018.

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

ITEM 3.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management believes that as of June 30, 2019, there have been no material changes to our exposures to market risk from those disclosed in Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” of our annual report on Form 10-K for the year ended December 31, 2018.

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

ITEM 2.              UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Board of Directors has authorized a plan to permit the repurchase of our common stock in negotiated and open market transactions through December 31, 2019. We may purchase shares from time to time depending on market, economic, and other factors. There were no purchases of our common stock during the second quarter of 2019.

ITEM 6.              EXHIBITS.

(a)Exhibits

Exhibit Number	Description
4.1

Indenture, dated as of June 25, 2019, among Cogent Communications Group, Inc., the guarantors named therein, Wilmington Trust, National Association, as trustee, Deutsche Bank AG, London Branch, as paying agent, and Deutsche Bank Luxembourg S.A., as authentication agent and registrar, (previously filed as Exhibit 4.1 to our Current Report on Form 8-K, filed on June 25, 2019, and incorporated herein by reference).

4.2	Form of 4.375% Senior Notes due 2024 (previously filed as Exhibit A to the Exhibit 4.1 to our Current Report on Form 8-K, filed on June 25, 2019, and incorporated herein by reference).
10.1

First Amendment to Cogent Communications Holdings, Inc. 2017 Incentive Award Plan (incorporated by reference to Appendix B of the Company’s Definitive Proxy Statement on Schedule 14A filed March 15, 2019 (File No. 000-51829)).

31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer (furnished herewith)
32.2	Certification of Chief Financial Officer (furnished herewith)
101.1

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in Inline Extensible Business Reporting Language (iXBRL), include: (i) the Condensed Consolidated Statements of Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2019	COGENT COMMUNICATIONS HOLDINGS, INC.

	By:	/s/ David Schaeffer
		Name:	David Schaeffer
		Title:	Chief Executive Officer

Date: August 8, 2019	By:	/s/ Thaddeus G. Weed
		Name:	Thaddeus G. Weed