Form 10-Q
period 2019-09-30
COGENT COMMUNICATIONS HOLDINGS, INC.
filed 2019-11-07
CIK 1158324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2019

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

Common Stock, $.001 par value 46,832,086 Shares Outstanding as of October 31, 2019

INDEX

	PART I
	FINANCIAL INFORMATION

Item 1.	Financial Statements	1
	Condensed Consolidated Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets of Cogent Communications Holdings, Inc., and Subsidiaries as of September 30, 2019 (Unaudited) and December 31, 2018	1
	Condensed Consolidated Statements of Comprehensive Income of Cogent Communications Holdings, Inc., and Subsidiaries for the Three Months Ended September 30, 2019 and September 30, 2018 (Unaudited)	2
	Condensed Consolidated Statements of Comprehensive Income of Cogent Communications Holdings, Inc., and Subsidiaries for the Nine Months Ended September 30, 2019 and September 30, 2018 (Unaudited)	3
	Condensed Consolidated Statements of Cash Flows of Cogent Communications Holdings, Inc., and Subsidiaries for the Nine Months Ended September 30, 2019 and September 30, 2018 (Unaudited)	4
	Notes to Interim Condensed Consolidated Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4.	Controls and Procedures	27

	PART II
	OTHER INFORMATION

Item 1.	Legal Proceedings	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 5	Other Information
Item 6.	Exhibits	29
SIGNATURES		30
CERTIFICATIONS

PART I FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2019 AND DECEMBER 31, 2018

(IN THOUSANDS, EXCEPT SHARE DATA)

	September 30,	December 31,
	2019	2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$396,271	$276,093
Accounts receivable, net of allowance for doubtful accounts of $1,758 and $1,263, respectively	41,292	41,709
Prepaid expenses and other current assets	36,810	32,535
Total current assets	474,373	350,337
Property and equipment, net	370,825	375,325
Right-of-use leased assets	72,591	—
Deferred tax assets	613	2,733
Deposits and other assets	13,942	11,455
Total assets	$932,344	$739,850

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,849	$8,519
Accrued and other current liabilities	49,115	51,431
Installment payment agreement, current portion, net of discount of $391 and $395, respectively	9,078	8,283
Current maturities, operating lease liabilities	10,299	—
Current maturities, finance lease obligations	7,884	7,074
Total current liabilities	86,225	75,307
Senior secured 2022 notes, net of unamortized debt costs of $2,101 and $2,695, respectively and including premium of $1,092 and $1,405, respectively	443,991	443,710
Senior unsecured 2024 Euro notes, net of unamortized debt costs of $1,483	145,896	—
Senior unsecured 2021 notes, net of unamortized debt costs of $1,015 and $1,476, respectively	188,210	187,749
Operating lease liabilities, net of current maturities	85,331	—
Finance lease obligations, net of current maturities	160,178	156,706
Other long term liabilities	13,014	25,380
Total liabilities	1,122,845	888,852
Commitments and contingencies:
Stockholders’ equity:
Common stock, $0.001 par value; 75,000,000 shares authorized; 46,821,586 and 46,336,499 shares issued and outstanding, respectively	47	46
Additional paid-in capital	487,396	471,331
Accumulated other comprehensive income — foreign currency translation	(15,676)	(10,928)
Accumulated deficit	(662,268)	(609,451)
Total stockholders’ deficit	(190,501)	(149,002)
Total liabilities and stockholders’ deficit	$932,344	$739,850

The accompanying notes are an integral part of these condensed consolidated balance sheets.

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019 AND SEPTEMBER 30, 2018

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months	Three Months
	Ended	Ended
	September 30, 2019	September 30, 2018
	(Unaudited)	(Unaudited)
Service revenue	$136,942	$130,139
Operating expenses:
Network operations (including $282 and $250 of equity-based compensation expense, respectively, exclusive of depreciation and amortization shown separately below)	55,253	54,615
Selling, general, and administrative (including $4,515 and $4,571 of equity-based compensation expense, respectively)	35,971	33,409
Depreciation and amortization	20,006	20,276
Total operating expenses	111,230	108,300
Gains on equipment transactions	87	416
Operating income	25,799	22,255
Interest income and other, net	8,347	1,937
Interest expense	(15,191)	(12,767)
Income before income taxes	18,955	11,425
Income tax provision	(5,254)	(3,194)
Net income	$13,701	$8,231

Comprehensive income:
Net income	$13,701	$8,231
Foreign currency translation adjustment	(4,709)	(485)
Comprehensive income	$8,992	$7,746

Net income per common share:
Basic net income per common share	$0.30	$0.18
Diluted net income per common share	$0.30	$0.18
Dividends declared per common share	$0.62	$0.54

Weighted-average common shares - basic	45,438,656	45,105,830

Weighted-average common shares - diluted	46,019,691	45,699,635

The accompanying notes are an integral part of these condensed consolidated statements.

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND SEPTEMBER 30, 2018

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2019	September 30, 2018
	(Unaudited)	(Unaudited)
Service revenue	$405,866	$388,144
Operating expenses:
Network operations (including $688 and $671 of equity-based compensation expense, respectively, exclusive of depreciation and amortization shown separately below)	163,811	163,868
Selling, general, and administrative (including $12,832 and $12,629 of equity-based compensation expense, respectively)	110,396	100,637
Depreciation and amortization	60,246	60,280
Total operating expenses	334,453	324,785
Gains on equipment transactions	808	891
Operating income	72,221	64,250
Interest income and other, net	11,927	3,817
Interest expense	(42,243)	(37,547)
Income before income taxes	41,905	30,520
Income tax provision	(11,851)	(8,953)
Net income	$30,054	$21,567

Comprehensive income:
Net income	$30,054	$21,567
Foreign currency translation adjustment	(4,748)	(4,072)
Comprehensive income	$25,306	$17,495

Net income per common share:
Basic net income per common share	$0.66	$0.48
Diluted net income per common share	$0.65	$0.47

Dividends declared per common share	$1.80	$1.56

Weighted-average common shares - basic	45,428,305	45,096,472

Weighted-average common shares - diluted	45,948,331	45,591,217

The accompanying notes are an integral part of these condensed consolidated statements.

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND SEPTEMBER 30, 2018

(IN THOUSANDS)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2019	September 30, 2018
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$30,054	$21,567
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60,246	60,280
Amortization of debt costs and premium	1,328	1,126
Equity-based compensation expense (net of amounts capitalized)	13,520	13,300
Gains - equipment transactions and other, net	(131)	(727)
Unrealized foreign currency exchange gain on 2024 Euro notes	(6,305)	—
Deferred income taxes	9,285	7,527
Changes in operating assets and liabilities:
Accounts receivable	(43)	(2,280)
Prepaid expenses and other current assets	(4,862)	(663)
Accounts payable, accrued liabilities and other long-term liabilities	1,350	(5,473)
Deposits and other assets	(1,730)	(1,462)
Net cash provided by operating activities	102,712	93,195
Cash flows from investing activities:
Purchases of property and equipment	(37,059)	(39,000)
Net cash used in investing activities	(37,059)	(39,000)
Cash flows from financing activities:
Dividends paid	(82,871)	(71,371)
Net proceeds from issuance of 2022 secured notes – net of debt costs of $1,363	—	69,862
Net proceeds from issuance of senior unsecured 2024 Euro notes - net of debt costs of $1,556	152,128	—
Proceeds from exercises of stock options	1,270	1,520
Principal payments on installment payment agreement	(7,348)	(6,888)
Principal payments of finance lease obligations	(7,035)	(8,158)
Net cash provided by (used in) financing activities	56,144	(15,035)
Effect of exchange rates changes on cash	(1,619)	(1,613)
Net increase in cash and cash equivalents	120,178	37,547
Cash and cash equivalents, beginning of period	276,093	247,011
Cash and cash equivalents, end of period	$396,271	$284,558
Supplemental disclosure of non-cash investing and financing activities:
Non-cash component of network equipment obtained in exchange transactions	$771	$876
PP&E obtained for installment payment agreement	$8,945	$8,609
Finance lease obligations incurred	$11,342	$15,074
Fair value of equipment acquired in leases	$1,207	$—

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

Financial instruments

At September 30, 2019, the carrying amount of cash and cash equivalents, accounts receivable, prepaid and other current assets, accounts payable and accrued expenses approximated fair value because of the short-term nature of these instruments. The Company measures its cash equivalents at amortized cost, which approximates fair value based upon quoted market prices (Level 1). Based upon recent trading prices (Level 2 — market approach) at September 30, 2019 the fair value of the Company’s $189.2 million senior unsecured notes was $191.4 million, the fair value of the Company’s $445.0 million senior secured notes was $461.7 million and the fair value of the Company’s €135 million senior unsecured notes was $149.8 million.

Gross receipts taxes, universal service fund and other surcharges

Revenue recognition standards include guidance relating to taxes or surcharges assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer and may include, but are not limited to, gross receipts taxes, excise taxes, Universal Service Fund fees and certain state regulatory fees. Such charges may be presented gross or net based upon the Company’s accounting policy election. The Company records certain excise taxes and surcharges on a gross basis and includes them in its revenues and costs of network operations. Excise taxes and surcharges billed to customers and recorded on a gross basis (as service revenue and network operations expense) were $4.0 million and $3.0 million for the three months ended September 30, 2019 and September 30, 2018, respectively, and $10.6 million and $9.3 million for the nine months ended September 30, 2019 and September 30, 2018, respectively.

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

The following details the determination of diluted weighted average shares:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Weighted average common shares - basic	45,438,656	45,105,830	45,428,305	45,096,472
Dilutive effect of stock options	34,593	39,488	32,179	34,644
Dilutive effect of restricted stock	546,442	554,317	487,847	460,101
Weighted average common shares - diluted	46,019,691	45,699,635	45,948,331	45,591,217

The following details unvested shares of restricted common stock as well as the anti-dilutive effects of stock options and restricted stock awards outstanding:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Unvested shares of restricted common stock	1,379,446	1,350,320	1,379,446	1,350,320
Anti-dilutive options for common stock	37,606	30,836	50,928	47,422
Anti-dilutive shares of restricted common stock	—	—	50,292	1,348

Stockholder’s Deficit

The following details the changes in stockholder’s deficit for the three and nine months ended September 30, 2019 and September 30, 2018 (in thousands except share amounts):

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholder’s
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance at June 30, 2019	46,806,370	$47	$481,734	$(10,967)	$(647,404)	$(176,590)
Forfeitures of shares granted to employees	(4,508)	—	—	—	—	—
Equity-based compensation	—	—	5,311	—	—	5,311
Foreign currency translation	—	—	—	(4,709)	—	(4,709)
Issuances of common stock	10,572	—	—	—	—	—
Exercises of options	9,152	—	351	—	—	351
Dividends paid	—	—	—	—	(28,565)	(28,565)
Net income	—	—	—	—	13,701	13,701
Balance at September 30, 2019	46,821,586	$47	$487,396	$(15,676)	$(662,268)	$(190,501)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholder’s
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance at June 30, 2018	46,443,945	$46	$467,007	$(8,187)	$(573,502)	$(114,636)
Forfeitures of shares granted to employees	(9,381)	—	—	—	—	—
Equity-based compensation	—	—	5,292	—	—	5,292
Foreign currency translation	—	—	—	(485)	—	(485)
Issuances of common stock	12,750	—	—	—	—	—
Exercises of options	14,057	—	518	—	—	518
Dividends paid	—	—	—	—	(24,764)	(24,764)
Net income	—	—	—	—	8,231	8,231
Balance at September 30, 2018	46,461,371	$46	$472,817	$(8,672)	$(590,035)	$(125,844)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholder's
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance at December 31, 2018	46,336,499	$46	$471,331	$(10,928)	$(609,451)	$(149,002)
Forfeitures of shares granted to employees	(8,394)	—	—	—	—	—
Equity-based compensation	—	—	14,796	—	—	14,796
Foreign currency translation	—	—	—	(4,748)	—	(4,748)
Issuances of common stock	459,550	1	—	—	—	1
Exercises of options	33,931	—	1,269	—	—	1,269
Dividends paid	—	—	—	—	(82,871)	(82,871)
Net income	—	—	—	—	30,054	30,054
Balance at September 30, 2019	46,821,586	$47	$487,396	$(15,676)	$(662,268)	$(190,501)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholder's
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance at December 31, 2017	45,960,799	$46	$456,696	$(4,600)	$(554,686)	$(102,544)
Cumulative effect adjustment from adoption of ASC 606	—	—	—	—	14,455	14,455
Forfeitures of shares granted to employees	(20,909)	—	—	—	—	—
Equity-based compensation	—	—	14,601	—	—	14,601
Foreign currency translation	—	—	—	(4,072)	—	(4,072)
Issuances of common stock	476,728	—	—	—	—	—
Exercises of options	44,753	—	1,520	—	—	1,520
Dividends paid	—	—	—	—	(71,371)	(71,371)
Net income	—	—	—	—	21,567	21,567
Balance at September 30, 2018	46,461,371	$46	$472,817	$(8,672)	$(590,035)	$(125,844)

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

Service revenue recognized from amounts in deferred revenue (contract liabilities) at the beginning of the period during the three months ended September 30, 2019 was $1.7 million and during the three months ended September 30, 2018 was $1.9 million. Service revenue recognized from amounts in deferred revenue (contract liabilities) at the beginning of the period during the nine months ended September 30, 2019 was $5.1 million and during the nine months ended September 30, 2018 was $5.8 million. Amortization expense for contract costs was $4.3 million for the three months ended September 30, 2019 and $4.2 million for the three months ended September 30, 2018. Amortization expense for contract costs was $13.0 million for the nine months ended September 30, 2019 and $12.5 million for the three months ended September 30, 2018.

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

Three Months
Ended
September 30, 2019

Finance lease cost
Amortization of right-of-use assets	$4,963
Interest expense on finance lease liabilities	4,414
Operating lease cost	1,662
Total lease costs	11,039

Nine Months
Ended
September 30, 2019

Finance lease cost Amortization of right-of-use assets	$14,851
Interest expense on finance lease liabilities	13,230
Operating lease cost	8,443
Total lease costs	36,524
Other lease information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	(12,957)
Operating cash flows from operating leases	(8,443)
Financing cash flows from finance leases	(7,035)
Right-of-use assets obtained in exchange for new finance lease liabilities	11,342
Right-of-use assets obtained in exchange for new operating lease liabilities	6,912
Weighted-average remaining lease term — finance leases (in years)	14.5
Weighted-average remaining lease term — operating leases (in years)	21.7
Weighted average discount rate — finance leases	10.5%
Weighted average discount rate — operating leases	5.7%

Finance leases—fiber lease agreements

The Company has entered into lease agreements with numerous providers of dark fiber under indefeasible-right-of use agreements (“IRUs). These IRUs typically have initial terms of 15-20 years and include renewal options after the initial lease term. The Company establishes the number of renewal option periods used in determining the lease term based upon its assessment at the inception of the lease of the number of option periods for which failure to renew the lease imposes a penalty in such amount that renewal appears to be reasonably certain. The option to renew may be automatic, at the option of the Company or mutually agreed to between the dark fiber provider and the Company. Once the Company has accepted the related fiber route, leases that meet the criteria for treatment as finance leases are recorded as a finance lease obligation and an IRU asset. The interest rate used in determining the present value of the aggregate future minimum lease payments is the Company’s incremental borrowing rate for the reasonably certain lease term. Finance lease assets are included in property and equipment in the Company’s consolidated balance sheets. As of September 30, 2019, the Company had committed to additional dark fiber IRU lease agreements totaling $15.8 million in future payments to be paid over periods of up to 20 years. These obligations begin when the related fiber is accepted, which is generally expected to occur in the next 12 months.

The future minimum payments (principal and interest) under these finance leases are as follows (in thousands):

For the Twelve Months Ending September 30,
2020	$25,012
2021	24,728
2022	23,574
2023	22,365
2024	22,319
Thereafter	221,608

Total minimum finance lease obligations	339,606
Less—amounts representing interest	(171,544)

Present value of minimum finance lease obligations	168,062
Current maturities	(7,884)

Finance lease obligations, net of current maturities	$160,178

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

The future minimum payments under these operating lease agreements are as follows (in thousands):

For the Twelve Months Ending September 30,
2020	$15,268
2021	13,641
2022	12,249
2023	11,286
2024	9,830
Thereafter	96,432

Total minimum operating lease obligations	158,706
Less—amounts representing interest	(63,076)

Present value of minimum operating lease obligations	95,630
Current maturities	(10,299)

Lease obligations, net of current maturities	$85,331

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

2. Property and equipment:

Depreciation and amortization expense related to property and equipment and finance leases was $20.0 million and $20.3 million for the three months ended September 30, 2019, and 2018 respectively, and $60.2 million and $60.3 million for the nine months ended September 30, 2019 and 2018, respectively. The Company capitalized salaries and related benefits of employees working directly on the construction and build-out of its network of $2.7 million and $2.6 million for the three months ended September 30, 2019 and 2018, respectively, and $8.0 million and $7.9 million for the nine months ended September 30, 2019 and 2018, respectively.

Exchange agreement

In the three and nine months ended September 30, 2019 and 2018, the Company exchanged certain used network equipment and cash consideration for new network equipment. The fair value of the equipment received was estimated to be $0.3 million and $1.5 million for the three months ended September 30, 2019 and 2018, respectively, and $2.6 million and $3.0 million for the nine months ended September 30, 2019 and 2018, respectively and after considering the cash component of the transactions. These transactions resulted in gains of $0.1 million and $0.4 million for the three months ended September 30, 2019 and 2018, respectively, and $0.8 million and $0.9 million for the nine months ended September 30, 2019 and 2018, respectively. The estimated fair value of the equipment received was based upon the cash consideration price the Company pays for the new network equipment on a standalone basis (Level 3).

Installment payment agreement

In March 2015, the Company entered into an installment payment agreement (“IPA”) with a vendor. Under the IPA the Company may purchase network equipment in exchange for interest free note obligations each with a twenty-four month term. There are no payments under each note obligation for the first six months followed by eighteen equal installment payments for the remaining eighteen month term. As of September 30, 2019, and December 31, 2018 there was $12.8 million and $11.2 million, respectively, of note obligations outstanding under the IPA, secured by the related equipment. The Company recorded the assets purchased and the net present value of the note obligation utilizing an imputed interest rate. The resulting discount was $0.4 million and $0.4 million as of September 30, 2019 and December 31, 2018, respectively, and is being amortized over the note term using the effective interest rate method.

3. Long-term debt:

Limitations under the indentures

The Company has $189.2 million of senior unsecured notes, $445.0 million of senior secured notes and €135.0 million ($147.4 million) of senior unsecured notes outstanding. The $189.2 million of senior unsecured notes are due on April 15, 2021 (the “2021 Notes”) and bear interest at a rate of 5.625% per year. Interest is paid semi-annually on April 15 and October 15. The $445.0 million of senior secured notes are due on March 1, 2022 (the “2022 Notes”) and bear interest at a rate of 5.375% per year. Interest is paid semi-annually on March 1 and September 1. The €135.0 million ($147.4 million) of senior unsecured notes are due on June 30, 2024 (the “2024 Notes”) and bear interest at a rate of 4.375% per year. Interest is paid semi-annually on June 30 and December 30.

The indentures governing the 2024 Notes, 2022 Notes and 2021 Notes, among other things, limit the Company’s ability to incur indebtedness; to pay dividends or make other distributions; to make certain investments and other restricted payments; to create liens; consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; to incur restrictions on the ability of a subsidiary to pay dividends or make other payments; and to enter into certain transactions with its affiliates. Limitations on the ability to incur additional indebtedness (excluding IRU agreements incurred in the normal course of business) include a restriction on incurring additional indebtedness if the Company’s consolidated leverage ratio, as defined in the indentures, is greater than 6.0 for the 2024 Notes and greater than 5.0 for the 2022 Notes and 2021 Notes. Limitations on the ability to incur additional secured indebtedness include a restriction on incurring additional secured indebtedness if the Company’s consolidated secured leverage ratio, as defined in the indentures, is greater than 4.0 for the 2024 Notes and greater than 3.5 for the 2022 Notes and 2021 Notes. The indentures prohibit certain payments, such as dividends and stock purchases, when the Company’s consolidated leverage ratio, as defined by the indentures, is greater than 4.25. A certain amount of such unrestricted payments is permitted notwithstanding this prohibition. The unrestricted payment amount may be increased by the Company’s consolidated cash flow, as defined in the indentures, as long as the Company’s consolidated leverage ratio is less than 4.25. The Company’s consolidated leverage ratio was above 4.25 as of September 30, 2019. As of September 30, 2019, a total of $139.2 million (primarily held by Holdings in cash and cash equivalents) was permitted for investment payments including dividends and stock purchases.

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

The 2024 Notes and the Guarantees are Group’s and the Guarantors’ senior unsecured obligations. The 2024 Notes and the Guarantees are effectively subordinated to all of Groups’ and the Guarantors’ existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness, and are structurally subordinated to all indebtedness and other liabilities of subsidiaries that are not Guarantors. Without giving effect to collateral arrangements, the 2024 Notes and the Guarantees rank pari passu in right of payment with Group’s and the Guarantors’ existing and future senior indebtedness. The 2024 Notes and the Guarantees rank contractually senior in right of payment to all of Group’s and the Guarantors’ existing and future subordinated indebtedness.

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

The 2024 Notes bear interest at a rate of 4.375% per annum. Interest began to accrue on the 2024 Notes on June 25, 2019 and will be paid semi-annually in arrears on June 30 and December 30 of each year, commencing on December 30, 2019. Unless earlier redeemed, the 2024 Notes will mature on June 30, 2024. The 2024 Notes were issued at par for €135.0 million ($153.7 million) on June 25, 2019. The 2024 Notes were issued in Euros and are reported in the Company’s reporting currency – US Dollars. As of September 30, 2019 the 2024 Notes were valued at $147.4 million resulting in an unrealized gain of $6.1 million recorded during the three months ended September 30, 2019 and an unrealized gain of $6.3 million for the nine months ended September 30, 2019.

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

4. Commitments and contingencies:

Current and potential litigation

In accordance with the accounting guidance for contingencies, the Company accrues its estimate of a contingent liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Where it is probable that a liability has been incurred and there is a range of expected loss for which no amount in the range is more likely than any other amount, the Company accrues at the low end of the range. The Company reviews its accruals at least quarterly and adjusts them to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular matter. The Company has taken certain positions related to its obligations for leased circuits for which it is reasonably possible could result in a loss of up to $3.0 million in excess of the amount accrued at September 30, 2019.

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

5. Income taxes:

The components of income before income taxes consist of the following (in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

Domestic	$24,452	$16,652	$59,537	$46,234
Foreign	(5,497)	(5,227)	(17,632)	(15,714)
Total	$18,955	$11,425	$41,905	$30,520

6. Common stock buyback program:

The Company’s Board of Directors has approved purchases of the Company’s common stock under a buyback program (the “Buyback Program”) through December 31, 2020. At September 30, 2019, there was approximately $34.9 million remaining for purchases under the Buyback Program. There were no purchases of common stock during the three and nine months ended September 30, 2019 and the three and nine months ended September 30, 2018.

7. Dividends on common stock:

On November 5, 2019, the Company’s Board of Directors approved the payment of a quarterly dividend of $0.64 per common share. This estimated $29.1 million dividend payment is expected to be made on December 9, 2019.

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

8. Related party transactions:

Office leases

The Company’s headquarters is located in an office building owned by Sodium LLC whose owner is the Company’s Chief Executive Officer. The fixed annual rent for the headquarters building is $1.0 million per year plus an allocation of taxes and utilities. The lease began in May 2015 and the lease term is for five years which is cancellable by the Company upon 60 days’ notice. The Company’s audit committee reviews and approves all transactions with related parties. The Company paid $0.3 million and $0.5 million in the three months ended September 30, 2019 and 2018, respectively, and $1.2 million and $1.3 million in the nine months ended September 30, 2019 and 2018, respectively, for rent and related costs (including taxes and utilities) to Sodium LLC for this lease.

9. Segment information:

The Company operates as one operating segment. The Company’s service revenue by geographic region and product class and long lived assets by geographic region are as follows (in thousands):

Three Months Ended September 30, 2019
Revenues	On net	Off-net	Non-core	Total
North America	$80,176	$33,172	$104	$113,452
Europe	17,921	4,053	4	21,978
Latin America	139	5	—	144
Asia Pacific	1,180	188	—	1,368
Total	$99,416	$37,418	$108	$136,942

Three Months Ended September 30, 2018
Revenues	On net	Off-net	Non-core	Total
North America	$75,245	$32,111	$131	$107,487
Europe	17,869	3,945	16	21,830
Asia Pacific	676	146	—	822
Total	$93,790	$36,202	$147	$130,139

Nine Months Ended September 30, 2019
Revenues	On net	Off-net	Non-core	Total
North America	$236,636	$98,670	$300	$335,606
Europe	53,889	12,192	45	66,126
Latin America	244	8	—	252
Asia Pacific	3,300	582	—	3,882
Total	$294,069	$111,452	$345	$405,866

Nine Months Ended September 30, 2018
Revenues	On net	Off-net	Non-core	Total
North America	$222,391	$96,131	$444	$318,966
Europe	55,128	11,913	42	67,083
Asia Pacific	1,686	409	—	2,095
Total	$279,205	$108,453	$486	$388,144

	September 30,	December 31,
	2019	2018
Long lived assets, net
North America	$273,608	$275,367
Europe and other	97,234	99,978
Total	$370,842	$375,345

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

Our network is comprised of in-building riser facilities, metropolitan optical fiber networks, metropolitan traffic aggregation points and inter-city transport facilities. Our network is physically connected entirely through our facilities to 2,771 buildings in which we provide our on-net services, including 1,757 multi-tenant office buildings. We also provide on-net services in carrier-neutral data centers, Cogent controlled data centers and single-tenant office buildings.

We operate 54 Cogent controlled data centers totaling over 609,000 square feet. Because of our integrated network architecture, we are not dependent on local telephone companies or cable companies to serve our on-net customers. We emphasize the sale of our on-net services because we believe we have a competitive advantage in providing these services and these services generate gross profit margins that are greater than the gross profit margins of our off-net services.

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

Three Months Ended September 30, 2019 Compared to the Three Months Ended September  30, 2018

The following summary table presents a comparison of our results of operations with respect to certain key financial measures. The comparisons illustrated in the table are discussed in greater detail below.

	Three Months Ended
	September 30,		Percent
	2019	2018	Change
	(in thousands)
Service revenue	$136,942	$130,139	5.2%
On-net revenue	99,416	93,790	6.0%
Off-net revenue	37,418	36,202	3.4%
Network operations expenses (1)	55,253	54,615	1.2%
Selling, general, and administrative expenses (2)	35,971	33,409	7.7%
Gains on equipment transactions	87	416	(79.1)%
Depreciation and amortization expenses	20,006	20,276	(1.3)%
Interest expense	15,191	12,767	19.0%
Interest income and other, net	8,347	1,937	330.9%
Income tax provision	5,254	3,194	64.5%
(1)	Includes equity-based compensation expenses of $282 and $250 in the three months ended September 30, 2019 and 2018, respectively.
(2)	Includes equity-based compensation expenses of $4,515 and $4,571 in the three months ended September 30, 2019 and 2018, respectively.

	Three Months Ended
	September 30,		Percent
	2019	2018	Change
	(in thousands)
Other Operating Data
Average Revenue Per Unit (ARPU)
ARPU—on net	$453	$471	(3.8)%
ARPU—off-net	$1,093	$1,140	(4.1)%
Average Price per Megabit — installed base	$0.61	$0.78	(22.2)%
Customer Connections—end of period
On-net	73,870	67,370	9.6%
Off-net	11,503	10,698	7.5%

Service Revenue. Our service revenue increased 5.2% for the three months ended September 30, 2019 from the three months ended September 30, 2018. The impact of exchange rates resulted in a decrease in revenues for the three months ended September 30, 2019 of approximately $1.1 million. All foreign currency comparisons herein reflect our third quarter 2019 results translated at the average foreign currency exchange rates for the third quarter of 2018. We increased our total service revenue by increasing the number of sales representatives selling our services, by expanding our network, by adding additional buildings to our network, by increasing our penetration into the buildings connected to our network and by gaining market share by offering our services at lower prices than our competitors.

Revenue recognition standards include guidance relating to any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, gross receipts taxes, Universal Service Fund fees and certain state regulatory fees. We record these taxes billed to our customers on a gross basis (as service revenue and network operations expense) in our consolidated statements of operations. The impact of these taxes including the Universal Service Fund resulted in an increase in our revenues for the three months ended September 30, 2019 from the three months ended September 30, 2018 of approximately $1.0 million.

Our net-centric customers tend to purchase their service on a price per megabit basis. Our corporate customers tend to utilize a small portion of their allocated bandwidth on their connections and tend to purchase their service on a per connection basis. Revenues from our corporate and net centric customers represented 69.0% and 31.0% of total service revenue, respectively, for the three months ended September 30, 2019 and represented 65.7% and 34.3% of total service revenue, respectively, for the three months ended September 30, 2018. Revenues from corporate customers increased 10.4% to $94.4 million for the three months ended September 30, 2019 from the three months ended September 30, 2018 primarily due to an increase in our number of our corporate customers. Revenues from our net-centric customers decreased by 4.7% to $42.5 million for the three months ended September 30, 2019 from the three months ended September 30, 2018 primarily due to an increase in our number of net-centric customers being offset by a decline in our average price per megabit and the impact of foreign exchange rates. Our revenue from our net-centric customers has declined as a percentage of our total revenue and grew at a slower rate than our corporate customer revenue because net-centric customers purchase our services based upon a price per megabit basis and our average price per megabit declined by 22.2% from the three months ended September 30, 2018 to the three months ended September 30, 2019. Additionally, the net-centric market experiences a greater level of pricing pressure than the corporate market and net-centric customers who renew their service with us expect their renewed service to be at a lower price than their current price. We expect that our average price per megabit will continue to decline at similar rates which would result in our corporate revenues continuing to represent a greater portion of our total revenues and our net-centric revenues continuing to grow at a lower rate than our corporate revenues. Additionally, the impact of foreign exchange rates has a more significant impact on our net-centric revenues.

Our on-net revenues increased 6.0% for the three months ended September 30, 2019 from the three months ended September 30, 2018. We increased the number of our on-net customer connections by 9.6% at September 30, 2019 from September 30, 2018. On-net customer connections increased at a greater rate than on-net revenues primarily due to the 3.8% decline in our on-net ARPU, primarily from a decline in ARPU for our net-centric customers. ARPU is determined by dividing revenue for the period by the average customer connections for that period. Our average price per megabit for our installed base of customers is determined by dividing the aggregate monthly recurring fixed charges for those customers by the aggregate committed data rate for the same customers. The decline in on-net ARPU is partly attributed to volume and term based pricing discounts. Additionally, on-net customers who cancel their service from our installed base of customers, in general, have an ARPU that is greater than the ARPU for our new customers due to declining prices primarily for our on-net services sold to our net-centric customers. These trends resulted in the reduction to our on-net ARPU and the decline in our average price per megabit for our installed base of customers.

Our off-net revenues increased 3.4% for the three months ended September 30, 2019 from the three months ended September 30, 2018. Our off-net revenues increased as we increased the number of our off-net customer connections by 7.5% at September 30, 2019 from September 30, 2018. Our off-net customer connections increased at a greater rate than our off-net revenue primarily due to the 4.1% decrease in our off-net ARPU.

Network Operations Expenses. Network operations expenses include the costs of personnel associated with service delivery, network management and customer support, network facilities costs, fiber and equipment maintenance fees, leased circuit costs, access and facilities fees paid to building owners and excise taxes billed to our customers and recorded on a gross basis. Non-cash equity-based compensation expense is included in network operations expenses consistent with the classification of the employee’s salary and other compensation. Our network operations expenses, including non-cash equity-based compensation expense, increased 1.2% for the three months ended September 30, 2019 from the three months ended September 30, 2018 as we were connected to 9.3% more customer connections and we were connected to 136 more on-net buildings as of September 30, 2019 compared to September 30, 2018. The increase in network operations expense is primarily attributable to an increase in costs related to our network and facilities expansion activities and the increase in our off-net revenues partly offset by price reductions obtained in certain of our circuit costs and fewer operating leases for fiber.

Selling, General, and Administrative (“SG&A”) Expenses. Our SG&A expenses, including non-cash equity-based compensation expense, increased by 7.7% for the three months ended September 30, 2019 from the three months ended September 30, 2018. Non-cash equity-based compensation expense is included in SG&A expenses consistent with the classification of the employee’s salary and other compensation and was $4.5 million for the three months ended September 30, 2019 and $4.6 million for the three months ended September 30, 2018. SG&A expenses increased primarily from an increase in salaries and related costs required to support our expansion and the increase in our sales efforts, partly offset by the impact of the new revenue accounting standard which requires us to capitalize certain commissions paid to our sales agents and sales employees. Our sales force headcount increased from 583 at September 30, 2018 to 667 at September 30, 2019 and our total headcount increased from 938 at September 30, 2018 to 1,036 at September 30, 2019.

Gains on Equipment Transactions. In the three months ended September 30, 2019 and September 30, 2018, we exchanged certain used network equipment and cash consideration for new network equipment resulting in gains of $0.1 million and $0.4 million, respectively, based upon the estimated fair value of the new network equipment less the carrying amount of the returned used network equipment and the cash paid. The reduction in gains from the three months ended September 30, 2018 to the three months ended

September 30, 2019 was due to purchasing more equipment under the exchange program in the three months ended September 30, 2018 than the three months ended September 30, 2019.

Depreciation and Amortization Expenses. Our depreciation and amortization expense decreased by 1.3% for the three months ended September 30, 2019 from the three months ended September 30, 2018. The decrease is primarily due to certain deployed fixed assets becoming fully depreciated.

Interest Expense. Interest expense results from interest incurred on our $445.0 million of senior secured notes, interest incurred on our $189.2 million of senior unsecured notes, interest on our installment payment agreement, interest on our finance lease obligations and interest on our €135.0 million ($147.4 million) aggregate principal amount of 4.375% senior unsecured notes due 2024 (“2024 Notes”) that we issued on June 25, 2019. Our interest expense increased by 19.0% for the three months ended September 30, 2019 from the three months ended September 30, 2018 primarily due to an increase in our finance lease obligations, the issuance of $70.0 million of senior secured notes in August 2018 and the issuance of our 2024 Notes in June 2019.

Interest income and other, net. Interest income and other, net was $8.3 million for the three months ended September 30, 2019 and $1.9 million for the three months ended September 30, 2018. The increase is primarily due to an unrealized gain on foreign exchange of $6.1 million related to our €135.0 million 2024 Notes that we issued in June 2019.

Income Tax Provision. Our income tax provision was $5.3 million for the three months ended September 30, 2019 and $3.2 million for the three months ended September 30, 2018. Our income tax provision increased primarily due to an increase in our taxable income in the US.

Buildings On-net. As of September 30, 2019 and 2018, we had a total of 2,771 and 2,635 on-net buildings connected to our network, respectively. The increase in on-net buildings was a result of our disciplined network expansion program. We anticipate adding a similar number of buildings to our network for the next several years.

Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018

The following summary table presents a comparison of our results of operations with respect to certain key financial measures. The comparisons illustrated in the table are discussed in greater detail below.

	Nine Months Ended
	September 30,		Percent
	2019	2018	Change
	(in thousands)
Service revenue	$405,866	$388,144	4.6%
On-net revenue	294,069	279,205	5.3%
Off-net revenue	111,452	108,453	2.8%
Network operations expenses (1)	163,811	163,868	(0.0)%
Selling, general, and administrative expenses (2)	110,396	100,637	9.7%
Gains on equipment transactions	808	891	(9.3)%
Depreciation and amortization expenses	60,246	60,280	(0.1)%
Interest expense	42,243	37,547	12.5%
Interest income and other, net	11,927	3,817	212.5%
Income tax provision	11,851	8,953	32.4%
(1)	Includes equity-based compensation expenses of $688 and $671 in the nine months ended September 30, 2019 and 2018, respectively.
(2)	Includes equity-based compensation expenses of $12,832 and $12,629 in the nine months ended September 30, 2019 and 2018, respectively.

	Nine Months Ended
	September 30,		Percent
	2019	2018	Change
Other Operating Data
Average Revenue Per Unit (ARPU)
ARPU—on net	$458	$482	(5.0)%
ARPU—off-net	$1,102	$1,167	(5.6)%
Average Price per Megabit — installed base	$0.64	$0.85	(24.9)%
Customer Connections—end of period
On-net	73,870	67,370	9.6%
Off-net	11,503	10,698	7.5%

Service Revenue. Our service revenue increased 4.6% for the nine months ended September 30, 2019 from the nine  months ended September 30, 2018. The impact of exchange rates resulted in a decrease in revenues for the nine  months ended September 30, 2019 of approximately $4.6 million. All foreign currency comparisons herein reflect our results for the nine  months ended September 30, 2019 translated at the average foreign currency exchange rates for the nine  months ended September 30, 2018. We increased our total service revenue by increasing the number of sales representatives selling our services, by expanding our network, by adding additional buildings to our network, by increasing our penetration into the buildings connected to our network and by gaining market share by offering our services at lower prices than our competitors.

Revenue recognition standards include guidance relating to any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, gross receipts taxes, Universal Service Fund fees and certain state regulatory fees. We record these taxes billed to our customers on a gross basis (as service revenue and network operations expense) in our consolidated statements of operations. The impact of these taxes including the Universal Service Fund resulted in an increase in our revenues for the nine  months ended September 30, 2019 from the nine  months ended September 30, 2018 of approximately $1.3 million.

Our net-centric customers tend to purchase their service on a price per megabit basis. Our corporate customers tend to utilize a small portion of their allocated bandwidth on their connections and tend to purchase their service on a per connection basis. Revenues from our corporate and net centric customers represented 68.2% and 31.8% of total service revenue, respectively, for the nine months ended September 30, 2019 and represented 64.4% and 35.6% of total service revenue, respectively, for the nine months ended September 30, 2018. Revenues from corporate customers increased 10.8% to $276.9 million for the nine months ended September 30, 2019 from the nine months ended September 30, 2018 primarily due to an increase in our number of our corporate customers. Revenues from our net-centric customers decreased by 6.7% to $128.9 million for the nine months ended September 30, 2019 from the nine months ended September 30, 2018 primarily due to an increase in our number of net-centric customers being offset by a decline in our average price per megabit and the impact of foreign exchange rates. Our revenue from our net-centric customers has declined as a percentage of our total revenue and grew at a slower rate than our corporate customer revenue because net-centric customers purchase our services based upon a price per megabit basis and our average price per megabit declined by 24.9% from the nine months ended September 30, 2018 to the nine months ended September 30, 2019. Additionally, the net-centric market experiences a greater level of pricing pressure than the corporate market and net-centric customers who renew their service with us expect their renewed service to be at a lower price than their current price. We expect that our average price per megabit will continue to decline at similar rates which would result in our corporate revenues continuing to represent a greater portion of our total revenues and our net-centric revenues continuing to grow at a lower rate than our corporate revenues. Additionally, the impact of foreign exchange rates has a more significant impact on our net-centric revenues.

Our on-net revenues increased 5.3% for the nine months ended September 30, 2019 from the nine months ended September 30, 2018. We increased the number of our on-net customer connections by 9.6% at September 30, 2019 from September 30, 2018. On-net customer connections increased at a greater rate than on-net revenues primarily due to the 5.0% decline in our on-net ARPU, primarily from a decline in ARPU for our net-centric customers. ARPU is determined by dividing revenue for the period by the average customer connections for that period. Our average price per megabit for our installed base of customers is determined by dividing the aggregate monthly recurring fixed charges for those customers by the aggregate committed data rate for the same customers. The decline in on-net ARPU is partly attributed to volume and term based pricing discounts. Additionally, on-net customers who cancel their service from our installed base of customers, in general, have an ARPU that is greater than the ARPU for our new customers due to declining prices primarily for our on-net services sold to our net-centric customers. These trends resulted in the reduction to our on-net ARPU and the decline in our average price per megabit for our installed base of customers.

Our off-net revenues increased 2.8% for the nine months ended September 30, 2019 from the nine months ended September 30, 2018. Our off-net revenues increased as we increased the number of our off-net customer connections by 7.5% at September 30, 2019 from September 30, 2018. Our off-net customer connections increased at a greater rate than our off-net revenue primarily due to the 5.6% decrease in our off-net ARPU.

Network Operations Expenses. Network operations expenses include the costs of personnel associated with service delivery, network management and customer support, network facilities costs, fiber and equipment maintenance fees, leased circuit costs, access and facilities fees paid to building owners and excise taxes billed to our customers and recorded on a gross basis. Non-cash equity-based compensation expense is included in network operations expenses consistent with the classification of the employee’s salary and other compensation. Our network operations expenses, including non-cash equity-based compensation expense was approximately the same amount for the nine months ended September 30, 2019 and the nine months ended September 30, 2018. We incurred the cost of being connected to 9.3% more customer connections and 136 more on-net buildings as of September 30, 2019 compared to September 30, 2018 that was offset by price reductions in certain circuit costs and fewer operating leases for fiber.

Selling, General, and Administrative (“SG&A”) Expenses. Our SG&A expenses, including non-cash equity-based compensation expense, increased by 9.7% for the nine months ended September 30, 2019 from the nine months ended September 30, 2018. Non-cash equity-based compensation expense is included in SG&A expenses consistent with the classification of the employee’s salary and other compensation and was $12.8 million for the nine months ended September 30, 2019 and $12.6 million for the nine months ended September 30, 2018. SG&A expenses increased primarily from an increase in salaries and related costs required to support our expansion and the increase in our sales efforts, partly offset by the impact of the new revenue accounting standard which requires us to capitalize certain commissions paid to our sales agents and sales employees. Our sales force headcount increased from 583 at September 30, 2018 to 667 at September 30, 2019 and our total headcount increased from 938 at September 30, 2018 to 1,036 at September 30, 2019.

Gains on Equipment Transactions. In the nine months ended September 30, 2019 and September 30, 2018, we exchanged certain used network equipment and cash consideration for new network equipment resulting in gains of $0.8 million and $0.8 million, respectively, based upon the estimated fair value of the new network equipment less the carrying amount of the returned used network equipment and the cash paid. The gains recorded in the nine months ended September 30, 2018 and the nine months ended September 30, 2019 are dependent upon the amount of equipment purchased under the exchange program.

Depreciation and Amortization Expenses. Our depreciation and amortization expense decreased by 0.1% for the nine months ended September 30, 2019 from the nine months ended September 30, 2018. The decrease is primarily due to certain deployed fixed assets becoming fully depreciated.

Interest Expense. Interest expense results from interest incurred on our $445.0 million of senior secured notes, interest incurred on our $189.2 million of senior unsecured notes, interest on our installment payment agreement, interest on our finance lease obligations and interest on our €135.0 million ($147.4 million) 2024 Notes that we issued on June 25, 2019. Our interest expense increased by 12.5% for the nine months ended September 30, 2019 from the nine months ended September 30, 2018 primarily due to the issuance of $70.0 million of senior secured notes in August 2018, the issuance of our 2024 Notes in June 2019 and from an increase in our finance lease obligations.

Interest income and other, net. Interest income and other, net was $11.9 million for the nine months ended September 30, 2019 and $3.8 million for the nine months ended September 30, 2018. The increase is primarily due to an unrealized gain on foreign exchange of $6.3 million related to our €135.0 million 2024 Notes that we issued in June 2019.

Income Tax Provision. Our income tax provision was $11.9 million for the nine months ended September 30, 2019 and $9.0 million for the nine months ended September 30, 2018. Our income tax provision increased primarily due to an increase in our taxable income in the US.

Buildings On-net. As of September 30, 2019 and 2018, we had a total of 2,771 and 2,635 on-net buildings connected to our network, respectively. The increase in on-net buildings was a result of our disciplined network expansion program. We anticipate adding a similar number of buildings to our network for the next several years.

Liquidity and Capital Resources

In assessing our liquidity, management reviews and analyzes our current cash balances, accounts receivable, accounts payable, accrued liabilities, capital expenditure commitments, and required finance lease and debt payments and other obligations.

Cash Flows

The following table sets forth our consolidated cash flows.

	Nine Months Ended September 30,
(in thousands)	2019	2018
Net cash provided by operating activities	$102,712	$93,195
Net cash used in investing activities	(37,059)	(39,000)
Net cash provided by (used in) financing activities	56,144	(15,035)
Effect of exchange rates changes on cash	(1,619)	(1,613)
Net increase in cash and cash equivalents	$120,178	$37,547

Net Cash Provided by Operating Activities. Our primary sources of operating cash are receipts from our customers who are billed on a monthly basis for our services. Our primary uses of operating cash are payments made to our vendors, employees and interest payments made to our finance lease vendors and our note holders. Our changes in cash provided by operating activities are primarily due to changes in our operating profit. Cash provided by operating activities for the nine months ended September 30, 2019 and 2018 includes interest payments on our note obligations of $29.2 million and $27.4 million, respectively.

Net Cash Used In Investing Activities. Our primary use of cash for investing activities is for purchases of property and equipment. Purchases of property and equipment were $37.1 million and $39.0 million for the nine months ended September 30, 2019 and 2018, respectively. The changes in purchases of property and equipment are primarily due to the timing and scope of our network expansion activities including geographic expansion and adding buildings to our network.

Net Cash Provided by (Used In) Financing Activities. Our primary uses of cash for financing activities are for principal payments under our finance lease obligations and our installment payment agreement, purchases of our common stock and dividend payments. Principal payments under our finance lease obligations were $7.0 million and $8.2 million for the nine months ended September 30, 2019 and 2018, respectively. Principal payments under our installment payment agreement were $7.3 million and $6.9 million for the nine months ended September 30, 2019 and 2018, respectively. During the nine months ended September 30, 2019 and 2018 we paid $82.9 million and $71.4 million, respectively, for our quarterly dividend payments. On June 25, 2019, we completed an offering of €135.0 million of our 2024 Notes. The net proceeds from the offering, after deducting offering expenses, were approximately $152.1 million. During the nine months ended September 30, 2018 we raised net proceeds of $69.9 million from the issuance of $70.0 million of face value of our senior secured notes.

Cash Position and Indebtedness

Our total indebtedness at September 30, 2019, at par, was $962.5 million and our total cash and cash equivalents were $396.3 million. Our total indebtedness at September 30, 2019 includes $168.1 million of finance lease obligations for dark fiber under long term IRU agreements.

Summarized Financial Information of Holdings

Holdings is not a restricted subsidiary as defined under the indentures governing our 2021 Notes, 2022 Notes and 2024 Notes. Holdings is a guarantor under these notes. Under the indentures we are required to disclose financial information of Holdings including its assets, liabilities and its operating results (“Holdings Financial Information”). The Holdings Financial Information as of and for the nine  months ended September  30, 2019 is detailed below (in thousands).

September 30, 2019
(Unaudited)
Cash and cash equivalents	$140,323
Accrued interest receivable	147
Total assets	$140,470

Investment from subsidiaries	$291,626
Common stock	47
Accumulated deficit	(151,203)
Total equity	$140,470

Nine Months
Ended
September 30, 2019
(Unaudited)
Equity-based compensation expense	14,796
Interest income	2,487
Net loss	$(12,309)

Common Stock Buyback Program

Our Board of Directors has approved purchases of our common stock under a buyback program (the “Buyback Program”). There were no purchases of our common stock in the three and nine  months ended September  30, 2019 and September  30, 2018. As of September  30, 2019, there was a total of $34.9 million available under the Buyback Program which is authorized to continue through December 31, 2020.

Dividends on Common Stock and Return of Capital Program

Dividends are recorded as a reduction to retained earnings. On November 5, 2019, our Board of Directors approved the payment of our quarterly dividend of $0.64 per common share. This estimated $29.1 million dividend payment is expected to be made on December 9, 2019.

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

On June 25, 2019, Group completed an offering of €135.0 million aggregate principal amount of our 2024 Notes. The net proceeds from the offering, after deducting offering expenses, were approximately $152.1 million. We expect to use the proceeds for general corporate purposes and/or to repurchase our common stock or for special or recurring dividends to our stockholders. The 2024 Notes bear interest at a rate of 4.375% per annum. Interest began to accrue on the 2024 Notes on June 25, 2019 and will be paid semi-annually in arrears on June 30 and December 30 of each year, commencing on December 30, 2019. Unless earlier redeemed, the 2024 Notes will mature on June 30, 2024. The 2024 Notes were issued at par for €135.0 million ($153.7 million) on June 25, 2019.

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

Critical Accounting Policies and Significant Estimates

Management believes that as of September 30, 2019, there have been no material changes to our critical accounting policies and significant estimates from those listed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2018.

Recent Accounting Pronouncements

Recent Accounting Pronouncements—to be Adopted

In June 2016, the FASB issued No. ASU 2016-13, “Financial Instruments — Credit Losses: Measurement of Credit Losses on Financial Instruments” This guidance is intended to introduce a revised approach to the recognition and measurement of credit losses, emphasizing an updated model based on expected losses rather than incurred losses. This new standard is effective for annual and interim reporting periods beginning after December 15, 2019 and early adoption is permitted. We are currently evaluating the impact that this guidance may have on our financial statements and related disclosures.

ITEM 3.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management believes that as of September 30, 2019, there have been no material changes to our exposures to market risk from those disclosed in Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” of our annual report on Form 10-K for the year ended December 31, 2018.

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

ITEM 5.              OTHER INFORMATION

On November 4, 2019, Messrs. Richard Liebhaber and Timothy Weingarten resigned from the Board of Directors (“the Board”). These resignations did not involve any disagreements with the Company. Upon recommendation of the Nominating and Corporate Governance Committee, the Board appointed Sheryl Kennedy and Carolyn Katz to serve as directors of Cogent Communications Holdings, Inc. (the “Company”), effective November 5, 2019.

Ms. Kennedy has been appointed to the Audit Committee. Ms. Katz has been appointed to the Compensation and the Nominating and Corporate Governance Committee. Following these appointments, the composition of the Company’s three standing committees of Independent members of the Board is as follows:

Audit Committee: Mr. Lewis Ferguson (chair), Ms. Sheryl Kennedy and Mr. Marc Montagner.

Compensation Committee: Mr. Steven Brooks (chair), Mr. Blake Bath and Ms. Carolyn Katz..

Nominating and Corporate Governance Committee: Mr. Marc Montagner (chair), Mr. Lewis Ferguson and Ms. Carolyn Katz.

As a result of their appointment to the Board, each of Ms. Kennedy and Ms. Katz will be entitled to participate in the Company’s non-employee director compensation program. Pursuant to this program, as compensation for director services, each director annually receives up to 7,000 shares of the Company’s common stock issued in increments of 1,750 shares per quarter, $1,000 cash per in-person Board meeting, and reimbursement of travel expenses.

Ms. Kennedy, age 64, is non-executive Chair of Promontory Financial Group Canada, an IBM Company that provides consulting services to the financial services industry. She is also Vice Chair of the Canadian Public Accountability Board and a Director of the CLS Group Holdings AG and CLS Bank International Board of Directors, serving on the Audit and Finance and the Nominating and Governance Committees. From 1994 to 2008 she was Deputy Governor of the Bank of Canada and chaired the Markets Committee at the Bank for International Settlements in Basel, Switzerland from 2003 to 2006. She also served as Senior

Advisor for International Strategy for Scotiabank in 2006. Prior to her time with the Bank of Canada, Kennedy worked in the Canadian federal Department of Finance and served as Finance Counsellor at the Canadian Embassy in Paris, France. Ms. Kennedy serves on the University of Waterloo Board of Governors and its Audit and Risk and Finance and Investment Committees, is a Trustee of the Anglican Church of Canada General Synod Pension Plan and is Vice Chair of the Mothers Matter Centre.

Ms. Katz, age 57, has served on the boards of several public and private companies since 2000. She has been a director of Vonage Holdings Corp (NYSE: VG) since 2014, where she is a member of the Audit and Compensation committees. From 2004 to 2017 she was also a director of American Tower Corporation, a provider of international communications infrastructure, where she was a member of the Audit committee. From 2002 to 2015 she was a director of NII Holdings, a multinational cellular telecommunications company, where she served as lead director, chair of the Audit committee and was a member of the Finance and Corporate Governance and Nominating committees. From 2000 to 2004 she was a director of Universal Access, serving on the Audit Committee. From 2000 to 2001 Ms. Katz served as a principal of Providence Equity Partners Inc., a private investment firm specializing in equity investments in telecommunications and media companies. From June 1984 to April 2000, she worked at Goldman, Sachs & Co., ending her tenure there as a managing director and co-head of Emerging Communications. She is a graduate of Princeton University.

There was no arrangement or understanding pursuant to which either of Ms. Kennedy or Ms. Katz was appointed as a director. There are no related party transactions between either of Ms. Kennedy or Ms. Katz and the Company.

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

ITEM 2.              UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Board of Directors has authorized a plan to permit the repurchase of our common stock in negotiated and open market transactions through December 31, 2020. We may purchase shares from time to time depending on market, economic, and other factors. There were no purchases of our common stock during the third quarter of 2019.

ITEM 6.              EXHIBITS.

(a)Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer (furnished herewith)
32.2	Certification of Chief Financial Officer (furnished herewith)
101.1

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline Extensible Business Reporting Language (iXBRL), include: (i) the Condensed Consolidated Statements of Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (filed herewith).

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the iXBRL document).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 7, 2019	COGENT COMMUNICATIONS HOLDINGS, INC.

	By:	/s/ David Schaeffer
		Name:	David Schaeffer
		Title:	Chief Executive Officer

Date: November 7, 2019	By:	/s/ Thaddeus G. Weed
		Name:	Thaddeus G. Weed