Form 10-Q
period 2020-03-31
COGENT COMMUNICATIONS HOLDINGS, INC.
filed 2020-05-07
CIK 1158324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020

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

Common Stock, $.001 par value 47,150,133 Shares Outstanding as of April 30, 2020

INDEX

	PART I
	FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Condensed Consolidated Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets of Cogent Communications Holdings, Inc., and Subsidiaries as of March 31, 2020 (Unaudited) and December 31, 2019	3
	Condensed Consolidated Statements of Comprehensive Income of Cogent Communications Holdings, Inc., and Subsidiaries for the Three Months Ended March 31, 2020 and March 31, 2019 (Unaudited)	4
	Condensed Consolidated Statements of Cash Flows of Cogent Communications Holdings, Inc., and Subsidiaries for the Three Months Ended March 31, 2020 and March 31, 2019 (Unaudited)	5
	Notes to Interim Condensed Consolidated Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures	21

	PART II
	OTHER INFORMATION

Item 1.	Legal Proceedings	22
Item 1A.	Risk Factors	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 6.	Exhibits	23
SIGNATURES		24
CERTIFICATIONS

PART I FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2020 AND DECEMBER 31, 2019

(IN THOUSANDS, EXCEPT SHARE DATA)

	March 31,	December 31,
	2020	2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$375,116	$399,422
Accounts receivable, net of allowance for credit losses of $1,976 and $1,771, respectively	42,964	40,484
Prepaid expenses and other current assets	38,482	35,822
Total current assets	456,562	475,728
Property and equipment, net	367,682	368,929
Right-of-use leased assets	75,724	73,460
Deferred tax assets	275	335
Deposits and other assets	13,382	13,672
Total assets	$913,625	$932,124

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$13,102	$11,075
Accrued and other current liabilities	49,239	51,301
Installment payment agreement, current portion, net of discount of $313 and $350, respectively	9,122	9,063
Current maturities, operating lease liabilities	10,409	10,101
Current maturities, finance lease obligations	8,268	8,154
Total current liabilities	90,140	89,694
Senior unsecured 2024 Euro notes, net of unamortized debt costs of $1,341 and $1,410, respectively	147,166	150,001
Senior secured 2022 notes, net of unamortized debt costs of $1,690 and $1,897, respectively and including premium of $877 and $985, respectively	444,187	444,088
Senior unsecured 2021 notes, net of unamortized debt costs of $696 and $857, respectively	188,529	188,368
Operating lease liabilities, net of current maturities	88,335	86,690
Finance lease obligations, net of current maturities	159,678	161,635
Other long term liabilities	17,815	15,327
Total liabilities	1,135,850	1,135,803
Commitments and contingencies:
Stockholders’ equity:
Common stock, $0.001 par value; 75,000,000 shares authorized; 47,139,369 and 46,840,434 shares issued and outstanding, respectively	47	47
Additional paid-in capital	499,455	493,178
Accumulated other comprehensive income — foreign currency translation	(15,819)	(12,326)
Accumulated deficit	(705,908)	(684,578)
Total stockholders’ deficit	(222,225)	(203,679)
Total liabilities and stockholders’ deficit	$913,625	$932,124

The accompanying notes are an integral part of these condensed consolidated balance sheets.

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND MARCH 31, 2019

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months	Three Months
	Ended	Ended
	March 31, 2020	March 31, 2019
	(Unaudited)	(Unaudited)
Service revenue	$140,915	$134,137
Operating expenses:
Network operations (including $252 and $180 of equity-based compensation expense, respectively, exclusive of depreciation and amortization shown separately below)	55,921	54,150
Selling, general, and administrative (including $4,823 and $3,254 of equity-based compensation expense, respectively)	39,675	35,860
Depreciation and amortization	19,508	20,263
Total operating expenses	115,104	110,273
Gains on equipment transactions	39	536
Operating income	25,850	24,400
Interest income and other, net	2,205	1,827
Interest expense	(15,220)	(13,456)
Income before income taxes	12,835	12,771
Income tax provision	(3,608)	(3,554)
Net income	$9,227	$9,217

Comprehensive income:
Net income	$9,227	$9,217
Foreign currency translation adjustment	(3,493)	(1,825)
Comprehensive income	$5,734	$7,392

Net income per common share:
Basic and diluted net income per common share	$0.20	$0.20
Dividends declared per common share	$0.66	$0.58

Weighted-average common shares - basic	45,658,565	45,223,157

Weighted-average common shares - diluted	46,391,066	45,644,236

The accompanying notes are an integral part of these condensed consolidated statements.

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND MARCH 31, 2019

(IN THOUSANDS)

	Three months	Three months
	Ended	Ended
	March 31, 2020	March 31, 2019
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$9,227	$9,217
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,508	20,263
Amortization of debt discount and premium	477	414
Equity-based compensation expense (net of amounts capitalized)	5,075	3,434
Gains - equipment transactions and other, net	(454)	(231)
Unrealized foreign currency exchange gain on 2024 Euro notes	(2,904)	—
Deferred income taxes	2,439	2,572
Changes in operating assets and liabilities:
Accounts receivable	(2,790)	2,264
Prepaid expenses and other current assets	(3,093)	(3,187)
Accounts payable, accrued liabilities and other long-term liabilities	1,067	(2,778)
Deposits and other assets	(94)	(3,331)
Net cash provided by operating activities	28,458	28,637
Cash flows from investing activities:
Purchases of property and equipment	(12,866)	(13,288)
Net cash used in investing activities	(12,866)	(13,288)
Cash flows from financing activities:
Dividends paid	(30,557)	(26,565)
Proceeds from exercises of stock options	718	173
Principal payments on installment payment agreement	(2,566)	(2,387)
Principal payments of finance lease obligations	(6,167)	(3,030)
Net cash used in financing activities	(38,572)	(31,809)
Effect of exchange rates changes on cash	(1,326)	(495)
Net decrease in cash and cash equivalents	(24,306)	(16,955)
Cash and cash equivalents, beginning of period	399,422	276,093
Cash and cash equivalents, end of period	$375,116	$259,138
Supplemental disclosure of non-cash financing activities:
Non-cash component of network equipment obtained in exchange transactions	$36	$536
PP&E obtained for installment payment agreement	$2,343	$3,434
Finance lease obligations incurred	$3,164	$3,630

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited condensed consolidated financial statements reflect all normal recurring adjustments that the Company considers necessary for the fair presentation of its results of operations and cash flows for the interim periods covered, and of the financial position of the Company at the date of the interim condensed consolidated balance sheet. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such rules and regulations. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. While the Company believes that the disclosures are adequate to not make the information misleading, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in its annual report on Form 10-K for the year ended December 31, 2019.

The accompanying unaudited condensed consolidated financial statements include all wholly-owned subsidiaries. All inter-company accounts and activity have been eliminated.

Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates.

Financial instruments

At March 31, 2020 the carrying amount of cash and cash equivalents, accounts receivable, prepaid and other current assets, accounts payable, and accrued expenses approximated fair value because of the short-term nature of these instruments. The Company measures its cash equivalents at amortized cost, which approximates fair value based upon quoted market prices (Level 1). Based upon recent trading prices (Level 2—market approach) at March 31, 2020 the fair value of the Company’s $189.2 million senior unsecured notes was $187.3 million, the fair value of the Company’s $445.0 million senior secured notes was $447.2 million and the fair value of the Company’s €135.0 million ($148.5 million) senior unsecured notes was $151.5 million.

Gross receipts taxes, universal service fund and other surcharges

Revenue recognition standards include guidance relating to taxes or surcharges assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer and may include, but are not limited to, gross receipts taxes, excise taxes, Universal Service Fund fees and certain state regulatory fees. Such charges may be presented gross or net based upon the Company’s accounting policy election. The Company records certain excise taxes and surcharges on a gross basis and includes them in its revenues and costs of network operations. Excise taxes and surcharges billed to customers and recorded on a gross basis (as service revenue and network operations expense) were $3.7 million and $3.4 million for the three months ended March 31, 2020 and March 31, 2019, respectively.

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

The following details the determination of diluted weighted average shares:

	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019
Weighted average common shares - basic	45,658,565	45,223,157
Dilutive effect of stock options	51,131	26,049
Dilutive effect of restricted stock	681,370	395,030
Weighted average common shares - diluted	46,391,066	45,644,236

The following details unvested shares of restricted common stock as well as the anti-dilutive effects of stock options and restricted stock awards outstanding:

	March 31, 2020	March 31, 2019
Unvested shares of restricted common stock	1,493,821	1,125,298
Anti-dilutive options for common stock	93,070	69,208
Anti-dilutive shares of restricted common stock	11,884	—

Stockholder’s Deficit

The following details the changes in stockholder’s deficit for the three months ended March 31, 2020 and March 31, 2019 (in thousands except share amounts):

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholder’s
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance at December 31, 2018	46,336,499	$46	$471,331	$(10,928)	$(609,451)	$(149,002)
Forfeitures of shares granted to employees	(2,184)	—	—	—	—	—
Equity-based compensation	—	—	3,771	—	—	3,771
Foreign currency translation	—	—	—	(1,825)	—	(1,825)
Issuances of common stock	10,500	—	—	—	—	—
Exercises of options	5,619	—	173	—	—	173
Dividends paid	—	—	—	—	(26,565)	(26,565)
Net income	—	—	—	—	9,217	9,217
Balance at March 31, 2019	46,350,434	$46	$475,275	$(12,753)	$(626,799)	$(164,231)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholder’s
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance at December 31, 2019	46,840,434	$47	$493,178	$(12,326)	$(684,578)	$(203,679)
Cumulative effect adjustment from adoption of ASC 606	—	—	—	—	—	—
Forfeitures of shares granted to employees	(36,308)	—	—	—	—	—
Equity-based compensation	—	—	5,559	—	—	5,559
Foreign currency translation	—	—	—	(3,493)	—	(3,493)
Issuances of common stock	319,750	—	—	—	—	—
Exercises of options	15,493	—	719	—	—	719
Dividends paid	—	—	—	—	(30,557)	(30,557)
Net income	—	—	—	—	9,227	9,227
Balance at March 31, 2020	47,139,369	$47	$499,455	$(15,819)	$(705,908)	$(222,225)

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

Service revenue recognized from amounts in deferred revenue (contract liabilities) at the beginning of the period during the three months ended March 31, 2020 was $1.6 million and during the three months ended March 31, 2019 was $1.7 million. Amortization expense for contract costs was $4.2 million for the three months ended March 31, 2020 and $4.4 million for the three months ended March 31, 2019.

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 replaced most existing lease accounting guidance. In July 2018 the FASB approved an Accounting Standards Update which, among other changes, allowed a company to elect to adopt ASU 2016-02 using the modified retrospective method applying the transition provisions at the beginning of the period of adoption, rather than at the beginning of the earliest comparative period presented in these financial statements. ASU 2016-02 was effective for the Company beginning on January 1, 2019 and required the Company to record a right-of-use asset and a lease liability for most of its facilities leases. Leases that were previously treated as operating leases. The effect of ASU 2016-02 was to record a cumulative-effect adjustment on January 1, 2019 as a right-of-use asset and an operating lease liability totaling $97.3 million. The operating lease liability is not considered a liability under the consolidated leverage ratio calculations in the indentures governing the Company’s senior unsecured and senior secured note obligations. The Company has made an accounting policy election to not apply the recognition requirements of ASU 2016-02 to its short-term leases - leases with a term of one year or less. The Company has also elected to apply certain practical expedients under ASU 2016-02 including not separating lease and nonlease components on its finance and operating leases, not reassessing whether any existing contracts contained leases, not reconsidering lease classification, not reassessing initial direct costs and using hindsight in determining the reasonably certain term of its leases.

	Three Months	Three Months
	Ended	Ended
	March 31, 2020	March 31, 2019
Finance lease cost
Amortization of right-of-use assets	$4,762	$4,971
Interest expense on finance lease liabilities	4,473	4,357
Operating lease cost	4,187	3,295
Total lease costs	12,826	12,623
Other lease information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	(4,780)	(4,494)
Operating cash flows from operating leases	(4,441)	(3,295)
Financing cash flows from finance leases	(6,167)	(3,030)
Right-of-use assets obtained in exchange for new finance lease liabilities	3,164	3,630
Right-of-use assets obtained in exchange for new operating lease liabilities	5,530	316
Weighted-average remaining lease term — finance leases (in years)	14.1	14.7
Weighted-average remaining lease term — operating leases (in years)	20.9	23.1
Weighted average discount rate — finance leases	10.9%	10.7%
Weighted average discount rate — operating leases	5.6%	5.6%

Finance leases—fiber lease agreements

The Company has entered into lease agreements with numerous providers of dark fiber under indefeasible-right-of use agreements (“IRU’s”). These IRU’s typically have initial terms of 15-20 years and include renewal options after the initial lease term. The Company establishes the number of renewal option periods used in determining the lease term based upon its assessment at the inception of the lease of the number of option periods for which failure to renew the lease imposes a penalty in such amount that renewal appears to be reasonably certain. The option to renew may be automatic, at the option of the Company or mutually agreed to between the dark fiber provider and the Company. Once the Company has accepted the related fiber route, leases that meet the criteria for treatment as finance leases are recorded as a finance lease obligation and an IRU asset. The interest rate used in determining the present value of the aggregate future minimum lease payments is the Company’s incremental borrowing rate for the reasonably certain lease term. Finance lease assets are included in property and equipment in the Company’s consolidated balance sheets. As of March 31, 2020, the Company had committed to additional dark fiber IRU lease agreements totaling $19.5 million in future payments to be paid over periods of up to 20 years. These obligations begin when the related fiber is accepted, which is generally expected to occur in the next 12 months.

The future minimum payments (principal and interest) under these finance leases are as follows (in thousands):

For the twelve months ending March 31,
2021	$25,362
2022	24,809
2023	23,375
2024	22,351
2025	22,650
Thereafter	215,042
Total minimum finance lease obligations	333,589
Less—amounts representing interest	(165,643)
Present value of minimum finance lease obligations	167,946
Current maturities	(8,268)
Finance lease obligations, net of current maturities	$159,678

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

The future minimum payments under these operating lease agreements are as follows (in thousands):

For the twelve months ending March 31,
2021	$15,421
2022	14,455
2023	13,001
2024	12,097
2025	10,626
Thereafter	95,692
Total minimum operating lease obligations	161,292
Less—amounts representing interest	(62,548)
Present value of minimum operating lease obligations	98,744
Current maturities	(10,409)
Lease obligations, net of current maturities	$88,335

Adopted Accounting Pronouncements

Effective January 1, 2020, the Company adopted Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13") later codified as Accounting Standards Codification ("ASC") 326 ("ASC 326"), using the modified retrospective transition approach. This guidance introduces a revised approach to the recognition and measurement of credit losses, emphasizing an updated model based on expected losses rather than incurred losses. As of January 1, 2020, the Company maintained an allowance for credit losses to cover its current expected credit losses ("CECL") on its trade receivables arising from the failure of customers to make contractual payments. The Company estimates credit losses expected over the life of its trade receivables based on historical information combined with current conditions that may affect a customer's ability to pay and reasonable and supportable forecasts. While the Company uses various credit quality metrics, it primarily monitors collectability by reviewing the duration of collection pursuits on its delinquent trade receivables. Based on the Company's experience, the customer's delinquency status is the strongest indicator of the credit quality of the underlying trade receivables, which is analyzed monthly. Adoption of ASU 2016-13 did not have a material impact on the Company's consolidated financial statements and related disclosures and no cumulative adjustment was recorded.

		Current-period
	Balance at	Provision for	Write offs	Balance at
	December 31,	Expected Credit	Charged Against	March 31,
Description	2019	Losses	Allowance	2020
Allowance for credit losses (deducted from accounts receivable)
Three months ending March 31, 2020	$1,771	$1,336	$(1,131)	$1,976

Net bad debt expense for the three months ended March 31, 2020 was $1.1 million which is net of bad debt recoveries of $0.2 million.

2. Property and equipment:

Depreciation and amortization expense related to property and equipment and finance leases was $19.5 million and $20.3 million for the three months ended March 31, 2020 and 2019, respectively. The Company capitalized salaries and related benefits of employees working directly on the construction and build-out of its network of $2.9 million and $2.6 million for the three months ended March 31, 2020 and 2019, respectively.

Exchange agreement

In the three months ended March 31, 2020 and 2019, the Company exchanged certain used network equipment and cash consideration for new network equipment. The fair value of the equipment received was estimated to be $0.1 million and $1.7 million, respectively, and after considering the cash component, the transactions resulted in gains of less than $0.1 million and $0.5 million, respectively. The estimated fair value of the equipment received was based upon the cash consideration price the Company pays for the new network equipment on a standalone basis (Level 3).

Installment payment agreement

The Company has entered into an installment payment agreement (“IPA”) with a vendor. Under the IPA the Company may purchase network equipment in exchange for interest free note obligations each with a twenty-four month term. There are no payments under each note obligation for the first six months followed by eighteen equal installment payments for the remaining eighteen month term. As of March 31, 2020 and December 31, 2019 there was $12.3 million and $12.5 million, respectively, of note obligations outstanding under the IPA, secured by the related equipment. The Company recorded the assets purchased and the net present value of the note obligation utilizing an imputed interest rate. The resulting discount was $0.3 million and $0.4 million as of March 31, 2020 and December 31, 2019, respectively, and is being amortized over the note term using the effective interest rate method.

3. Long-term debt:

Limitations under the indentures

The indentures governing the Company's 2024 Notes, 2022 Notes and 2021 Notes, among other things, limit the Company’s ability to incur indebtedness; to pay dividends or make other distributions; to make certain investments and other restricted payments; to create liens; consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; to incur restrictions on the ability of a subsidiary to pay dividends or make other payments; and to enter into certain transactions with its affiliates. Limitations on the ability to incur additional indebtedness (excluding IRU agreements incurred in the normal course of business) include a restriction on incurring additional indebtedness if the Company’s consolidated leverage ratio, as defined in the indentures, is greater than 6.0 for the 2024 Notes and greater than 5.0 for the 2022 Notes and 2021 Notes. Limitations on the ability to incur additional secured indebtedness include a restriction on incurring additional secured indebtedness if the Company’s consolidated secured leverage ratio, as defined in the indentures, is greater than 4.0 for the 2024 Notes and greater than 3.5 for the 2022 Notes and 2021 Notes. The indentures prohibit certain payments, such as dividends and stock purchases, when the Company’s consolidated leverage ratio, as defined by the indentures, is greater than 4.25. A certain amount of such unrestricted payments is permitted notwithstanding this prohibition. The unrestricted payment amount may be increased by the Company’s consolidated cash flow, as defined in the indentures, as long as the Company’s consolidated leverage ratio is less than 4.25. The Company’s consolidated leverage ratio was above 4.25 as of March 31, 2020. As of March 31, 2020, a total of $80.5 million (held by Holdings in cash and cash equivalents) was permitted for investment payments including dividends and stock purchases.

4. Commitments and contingencies:

Current and potential litigation

In accordance with the accounting guidance for contingencies, the Company accrues its estimate of a contingent liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Where it is probable that a liability has been incurred and there is a range of expected loss for which no amount in the range is more likely than any other amount, the Company accrues at the low end of the range. The Company reviews its accruals at least quarterly and adjusts them to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular matter. The Company has taken certain positions related to its obligations for leased circuits for which it is reasonably possible could result in a loss of up to $3.2 million in excess of the amount accrued at March 31, 2020.

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

5. Income taxes:

The components of income before income taxes consist of the following (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019
Domestic	$17,789	$18,753
Foreign	(4,954)	(5,982)
Total	$12,835	$12,771

6. Common stock buyback program and stock options and award plan:

The Company’s Board of Directors has approved purchases of the Company’s common stock under a buyback program (the “Buyback Program”) through December 31, 2020. At March 31, 2020, there was approximately $34.9 million remaining for purchases under the Buyback Program. There were no purchases of common stock during the three months ended March 31, 2020 and three months ended March 31, 2019.

In the first quarter of 2020 the Company granted 0.3 million shares of common stock to its executive employees and directors valued at $23.7 million. The vesting of 94,050 of these shares are subject to certain performance conditions and the vesting of 35,000 shares granted to the Company’s CEO are subject to the total shareholder return of the Company’s common stock compared to the total shareholder return of the Nasdaq Telecommunications Index. The remaining shares primarily vest over periods ending in December 2023.

7. Dividends on common stock:

On May 6, 2020, the Company’s Board of Directors approved the payment of a quarterly dividend of $0.68 per common share. This estimated $31.1 million dividend payment is expected to be made on June 5, 2020.

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

8. Related party transactions:

Office leases

The Company’s headquarters is located in an office building owned by Sodium LLC whose owner is the Company’s Chief Executive Officer. The fixed annual rent for the headquarters building is $1.0 million per year plus an allocation of taxes and utilities. The lease began in May 2015 and the lease term was for five years. In February 2020 the lease term was extended to May 2025. The lease is cancellable by the Company upon 60 days’ notice. The Company’s audit committee reviews and approves all transactions with related parties. The Company paid $0.4 million and $0.3 million in the three months ended March 31, 2020 and 2019, respectively, for rent and related costs (including taxes and utilities) to Sodium LLC for this lease.

9. Segment information:

The Company operates as one operating segment. The Company’s service revenue by geographic region and product class and long lived assets by geographic region are as follows (in thousands):

Three months Ended March 31, 2019
Revenues	On net	Off-net	Non-core	Total
North America	$77,978	$32,635	$85	$110,698
Europe	18,180	4,026	26	22,232
Asia Pacific	991	182	—	1,173
Latin America	34	—	—	34
Total	$97,183	$36,843	$111	$134,137

Three months Ended March 31, 2020
Revenues	On net	Off-net	Non-core	Total
North America	$82,546	$32,941	$126	$115,613
Europe	19,120	4,143	11	23,274
Asia Pacific	1,471	226	—	1,697
Latin America	320	11	—	331
Total	$103,457	$37,321	$137	$140,915

	March 31,	December 31,
	2020	2019
Long lived assets, net
North America	$267,214	$269,364
Europe and other	100,484	99,582
Total	$367,698	$368,946

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

The COVID-19 pandemic and accompanying government policies worldwide; future economic instability in the global economy, which could affect spending on Internet services; the impact of changing foreign exchange rates (in particular the Euro to US dollar and Canadian dollar to US dollar exchange rates) on the translation of our non-US dollar denominated revenues, expenses, assets and liabilities; legal and operational difficulties in new markets; the imposition of a requirement that we contribute to the US Universal Service Fund on the basis of our Internet revenue; changes in government policy and/or regulation, including rules regarding data protection, cyber security and net neutrality; increasing competition leading to lower prices for our services; our ability to attract new customers and to increase and maintain the volume of traffic on our network; the ability to maintain our Internet peering arrangements on favorable terms; our ability to renew our long-term leases of optical fiber that comprise our network; our reliance on an equipment vendor, Cisco Systems Inc., and the potential for hardware or software problems associated with such equipment; the dependence of our network on the quality and dependability of third-party fiber providers; our ability to retain certain customers that comprise a significant portion of our revenue base; our ability to make payments on our indebtedness as they become due; the management of network failures and/or disruptions; and outcomes in litigation as well as other risks discussed from time to time in our filings with the Securities and Exchange Commission, including, without limitation, our annual report on Form 10-K for the year ended December 31, 2019.

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

Our network is comprised of in-building riser facilities, metropolitan optical fiber networks, metropolitan traffic aggregation points and inter-city transport facilities. Our network is physically connected entirely through our facilities to 2,823 buildings in which we provide our on-net services, including 1,769 multi-tenant office buildings. We also provide on-net services in carrier-neutral data centers, Cogent controlled data centers and single-tenant office buildings.

We operate 54 Cogent controlled data centers totaling over 606,000 square feet. Because of our integrated network architecture, we are not dependent on local telephone companies or cable companies to serve our on-net customers. We emphasize the sale of our on-net services because we believe we have a competitive advantage in providing these services and these services generate gross profit margins that are greater than the gross profit margins of our off-net services.

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

Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019

The following summary table presents a comparison of our results of operations with respect to certain key financial measures. The comparisons illustrated in the table are discussed in greater detail below.

	Three months ended
	March 31,		Percent
	2020	2019	Change
	(in thousands)
Service revenue	$140,915	$134,137	5.1%
On-net revenue	103,457	97,183	6.5%
Off-net revenue	37,321	36,843	1.3%
Network operations expenses (1)	55,921	54,150	3.3%
Selling, general, and administrative expenses (2)	39,675	35,860	10.6%
Gains on equipment transactions	39	536	(92.7)%
Depreciation and amortization expenses	19,508	20,263	(3.7)%
Interest expense	15,220	13,456	13.1%
Income tax provision	3,608	3,554	1.5%
(1)	Includes equity-based compensation expenses of $252 and $180 in the three months ended March 31, 2020 and 2019, respectively.
(2)	Includes equity-based compensation expenses of $4,823 and $3,254 in the three months ended March 31, 2020 and 2019, respectively.

	Three Months Ended
	March 31,		Percent
	2020	2019	Change
Other Operating Data
Average Revenue Per Unit (ARPU)
ARPU—on net	$461	$463	(0.6)%
ARPU—off-net	$1,064	$1,111	(4.2)%
Average Price per Megabit — installed base	$0.53	$0.68	(21.8)%
Customer Connections—end of period
On-net	75,163	71,066	5.8%
Off-net	11,721	11,138	5.2%

Service Revenue. Our service revenue increased 5.1% for the three months ended March 31, 2020 from the three months ended March 31, 2019. The impact of exchange rates resulted in a decrease of revenues for the three months ended March 31, 2020 of approximately $0.7 million. All foreign currency comparisons herein reflect our first quarter 2020 results translated at the average foreign currency exchange rates for the first quarter of 2019. We increased our total service revenue by increasing the number of sales representatives selling our services, by expanding our network, by adding additional buildings to our network, by increasing our penetration into the buildings connected to our network and by gaining market share by offering our services at lower prices than our competitors.

Revenue recognition standards include guidance relating to any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, gross receipts taxes, Universal Service Fund fees and certain state regulatory fees. We record these taxes billed to our customers on a gross basis (as service revenue and network operations expense) in our consolidated statements of operations. The impact of these taxes, including the Universal Service Fund, resulted in an increase of our revenues for the three months ended March 31, 2020 from the three months ended March 31, 2019 of approximately $0.4 million.

Our net-centric customers tend to purchase their service on a price per megabit basis. Our corporate customers tend to utilize a small portion of their allocated bandwidth on their connections and tend to purchase their service on a per connection basis. Revenues from our corporate and net centric customers represented 68.8% and 31.2% of total service revenue, respectively, for the three months ended March 31, 2020 and represented 67.2% and 32.8% of total service revenue, respectively, for the three months ended March 31, 2019. Revenues from corporate customers increased 7.5% to $97.0 million for the three months ended March 31, 2020 from $90.2 million for the three months ended March 31, 2019 primarily due to an increase in our number of our corporate customers. Revenues from our net-centric customers were unchanged at $44.0 million for the three months ended March 31, 2020 as compared to $44.0 million for the three months ended March 31, 2019 primarily due to an increase in our number of net-centric customers being offset by a decline in our average price per megabit. Our revenue from our net-centric customers has declined as a percentage of our total revenue and grew at a slower rate than our corporate customer revenue because net-centric customers purchase our services based upon a price per megabit basis and our average price per megabit declined by 21.8% from the three months ended March 31, 2019 to the three months ended March 31, 2020. Additionally, the net-centric market experiences a greater level of pricing pressure than the corporate market and net-centric customers who renew their service with us expect their renewed service to be at a lower price than their current price. We expect that our average price per megabit will continue to decline at a similar rate which would result in our corporate revenues continuing to represent a greater portion of our total revenues and our net-centric revenues continuing to grow at a lower rate than our corporate revenues. Additionally, the impact of foreign exchange rates has a more significant impact on our net-centric revenues.

Our on-net revenues increased by 6.5% for the three months ended March 31, 2020 from the three months ended March 31, 2019. We increased the number of our on-net customer connections by 5.8% at March 31, 2020 from March 31, 2019. On-net customer connections increased at a greater rate than on-net revenues primarily due to the 0.6% decline in our on-net ARPU, primarily from a decline in ARPU for our net centric customers. ARPU is determined by dividing revenue for the period by the average customer connections for that period. Our average price per megabit for our installed base of customers is determined by dividing the aggregate monthly recurring fixed charges for those customers by the aggregate committed data rate for the same customers. The decline in on-net ARPU is partly attributed to volume and term based pricing discounts. Additionally, on-net customers who cancel their service from our installed base of customers, in general, have an ARPU that is greater than the ARPU for our new customers due to declining prices primarily for our on-net services sold to our net-centric customers. These trends resulted in a reduction of our on-net ARPU and a 21.8% decline in our average price per megabit for our installed base of customers.

Our off-net revenues increased by 1.3% for the three months ended March 31, 2020 from the three months ended March 31, 2019. Our off-net revenues increased as we increased the number of our off-net customer connections by 5.2% at March 31, 2020 from March 31, 2019. Our off-net customer connections increased at a greater rate than our off-net revenue primarily due to the 4.2% decrease in our off-net ARPU.

Network Operations Expenses. Network operations expenses include the costs of personnel associated with service delivery, network management and customer support, network facilities costs, fiber and equipment maintenance fees, leased circuit costs, access and facilities fees paid to building owners and excise taxes billed to our customers and recorded on a gross basis. Non-cash equity-based compensation expense is included in network operations expenses consistent with the classification of the employee’s salary and other compensation. Our network operations expenses, including non-cash equity-based compensation expense, increased by 3.3% for the three months ended March 31, 2020 from the three months ended March 31, 2019. The increase is primarily attributable to an increase in costs related to our network and facilities expansion activities and the increase in our off-net revenues. When we provide off-net services we also assume the cost of the associated tail circuits.

Selling, General, and Administrative (“SG&A”) Expenses. Our SG&A expenses, including non-cash equity-based compensation expense, increased 10.6% for the three months ended March 31, 2020 from the three months ended March 31, 2019. Non-cash equity-based compensation expense is included in SG&A expenses consistent with the classification of the employee’s salary and other compensation and was $4.8 million for the three months ended March 31, 2020 and $3.3 million for the three months ended March 31, 2019. SG&A expenses increased primarily from an increase in salaries and related costs required to support our expansion and the increase in our sales efforts. Our sales force headcount increased from 639 at March 31, 2019 to 684 at March 31, 2020 and our total headcount increased from 997 at March 31, 2019 to 1,052 at March 31, 2020.

Gains on Equipment Transactions. In the three months ended March 31, 2020 and March 31, 2019, we exchanged certain used network equipment and cash consideration for new network equipment resulting in gains of $0.04 million and $0.5 million, respectively, based upon the estimated fair value of the new network equipment less the carrying amount of the returned used network equipment and the cash paid.

Depreciation and Amortization Expenses. Our depreciation and amortization expense decreased by 3.7% for the three months ended March 31, 2020 from the three months ended March 31, 2019. The decrease is primarily due to the depreciation expense associated with the increase in deployed fixed assets being offset by certain assets becoming fully depreciated.

Interest Expense. Interest expense results from interest incurred on our $445.0 million of senior secured notes, interest incurred on our $189.2 million of senior unsecured notes, interest on our installment payment agreement, interest on our finance lease obligations and interest incurred on our €135.0 million of 2024 Notes that we issued on June 25, 2019. Our interest expense increased by 13.1% for the three months ended March 31, 2020 from the three months ended March 31, 2019 primarily due to the issuance of €135.0 million of our 2024 Notes and an increase in our finance lease obligations. The 2024 Notes were issued at par for €135.0 million ($153.7 million) on June 25, 2019. The 2024 Notes were issued in Euros and are reported in our reporting currency — US Dollars. As of March 31, 2020 the 2024 Notes were valued at $148.5 million resulting in an unrealized gain on foreign exchange of $2.9 million in the three months ended March 31, 2020.

Income Tax Provision. Our income tax provision was $3.6 million for the three months ended March 31, 2020 and $3.6 million for the three months ended March 31, 2019.

Buildings On-net. As of March 31, 2020 and 2019, we had a total of 2,823 and 2,706 on-net buildings connected to our network, respectively. The increase in our on-net buildings was a result of our disciplined network expansion program. We anticipate adding a similar number of buildings to our network for the next several years.

Liquidity and Capital Resources

In assessing our liquidity, management reviews and analyzes our current cash balances, accounts receivable, accounts payable, accrued liabilities, capital expenditure commitments, and required finance lease and debt payments and other obligations.

Cash Flows

The following table sets forth our consolidated cash flows.

	Three Months Ended March 31,
(in thousands)	2020	2019
Net cash provided by operating activities	$28,458	$28,637
Net cash used in investing activities	(12,866)	(13,288)
Net cash used in financing activities	(38,572)	(31,809)
Effect of exchange rates changes on cash	(1,326)	(495)
Net decrease in cash and cash equivalents	$(24,306)	$(16,955)

Net Cash Provided by Operating Activities. Our primary sources of operating cash are receipts from our customers who are billed on a monthly basis for our services. Our primary uses of operating cash are payments made to our vendors, employees and interest payments made to our finance lease vendors and our note holders. Our changes in cash provided by operating activities are primarily due to changes in our operating profit. Cash provided by operating activities for the three months ended March 31, 2020 and 2019 includes interest payments on our note obligations of $12.0 million and $12.0 million, respectively.

Net Cash Used In Investing Activities. Our primary use of cash for investing activities is for purchases of property and equipment. Purchases of property and equipment were $12.9 million and $13.3 million for the three months ended March 31, 2020 and 2019, respectively. The changes in purchases of property and equipment are primarily due to the timing and scope of our network expansion activities including geographic expansion and adding buildings to our network.

Net Cash Used In Financing Activities. Our primary uses of cash for financing activities are for principal payments under our finance lease obligations and our installment payment agreement, purchases of our common stock and dividend payments. Principal payments under our finance lease were $6.2 million and $3.0 million for the three months ended March 31, 2020 and 2019, respectively. Principal payments under our installment payment agreement were $2.6 million and $2.4 million for the three months ended March 31, 2020 and 2019, respectively. During the three months ended March 31, 2020 and 2019 we paid $30.6 million and $26.6 million, respectively, for our quarterly dividend payments.

Cash Position and Indebtedness

Our total indebtedness, at par, at March 31, 2020 was $962.9 million and our total cash and cash equivalents were $375.1 million. Our total indebtedness at March 31, 2020 includes $167.9 million of finance lease obligations for dark fiber under long term IRU agreements.

Summarized Financial Information of Holdings

Holdings is not a restricted subsidiary as defined under the indentures governing our 2021 Notes, our 2022 Notes and our 2024 Notes. Holdings is a guarantor under these notes. Under the indentures we are required to disclose financial information of Holdings including its assets, liabilities and its operating results (“Holdings Financial Information”). The Holdings Financial Information as of and for the three months ended March 31, 2020 is detailed below (in thousands).

March 31, 2020
(Unaudited)
Cash and cash equivalents	$80,504
Accrued interest receivable	30
Total assets	$80,534

Investment from subsidiaries	$229,657
Common stock	47
Accumulated deficit	(149,170)
Total equity	$80,534

Three Months
Ended
March 31, 2020
(Unaudited)
Equity-based compensation expense	(5,558)
Interest income	365
Net loss	$(5,193)

Common Stock Buyback Program

Our Board of Directors has approved purchases of our common stock under a buyback program (the “Buyback Program”). There were no purchases of our common stock in the three months ended March 31, 2020 and 2019. As of March 31, 2020, there was a total of $34.9 million available under the Buyback Program which is authorized to continue through December 31, 2020.

Dividends on Common Stock and Return of Capital Program

On May 6, 2020, our Board of Directors approved the payment of our quarterly dividend of $0.68 per common share. This estimated $31.1 million dividend payment is expected to be made on June 5, 2020.

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

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments included in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2019.

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

Critical Accounting Policies and Significant Estimates

Management believes that as of March 31, 2020, there have been no material changes to our critical accounting policies and significant estimates from those listed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2019.

ITEM 3.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management believes that as of March 31, 2020, there have been no material changes to our exposures to market risk from those disclosed in Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” of our annual report on Form 10-K for the year ended December 31, 2019.

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

ITEM 1A.RISK FACTORS

The risk factors presented below supplement the risk factors previously disclosed in Item 1A “Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2019.

The novel coronavirus (COVID-19) pandemic, or the perception of its effects, will impact our business and could have a material adverse effect on our business, financial condition and results of operations.

The global spread of COVID-19 has created significant macroeconomic uncertainty, volatility, and disruption. In response, many governments and organizations have implemented policies intended to stop or slow the further spread of the disease, such as quarantines, shelter-in-place orders, or other restrictive travel guidelines. These measures may remain in place for a significant period of time and may be disruptive to our business, financial condition and results of operations.

In particular, our results of operations may be adversely affected due to a number of operational factors, including:

●	A number of our existing and potential future customers are located in multi-tenant office buildings in central business districts that may be subject to restrictive travel guidelines, and as a result these potential customers may not have a need for our services at this time, and we may see a reduced demand for our services and the loss of customers;
●	As social distancing, shelter-in-place, and other restrictive travel guidelines potentially proliferate or lengthen, our sales representatives may not be able to reach potential customers who are not working in the office;
●	We have informed our customers that disconnections for non-payment arising from the COVID-19 pandemic will be temporarily suspended; and
●	A downturn in the world economy caused by COVID-19 could generally impact the growth of Internet usage upon which our revenue growth depends.

To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in Item 1A, “Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2019, such as those relating to fluctuations in foreign exchange rates; our ability to pay dividends in the future; our high level of indebtedness; our ability to fulfill our obligations under our notes and our other indebtedness; our ability to raise capital; and our ability to generate sufficient cash flows to service our indebtedness; among others.

Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of its global economic impact, including any recession, economic downturn, or increased unemployment that has occurred or may occur in the future.

Protective measures we have implemented to protect for our workforce from the COVID-19 virus may not be effective and may expose us to additional risks.

We have taken measures to protect our workforce and minimize their exposure to the COVID-19 virus, such as cancelling in-person meetings and requiring our employees to work remotely whenever possible. However, we cannot be certain that such measures will be sufficient to mitigate the risks posed by the COVID-19 virus to our employees, including our executive management team and key employees. Further, a long-term remote work posture may have an adverse impact on our sales efforts and operations. Our ability to recruit and train new employees may be hampered or slowed by our shift to remote work. Additionally, the shift to working remotely may increase the risk of cyber-attacks as our employees may not have adequately secured their home network or environment.

Protective measures implemented by others may prevent us from upgrading and maintaining our network.

In order to maintain and upgrade our equipment on our network and to install and upgrade services at customer sites, our field engineers and third-party contractors must travel to both the buildings on our network and our network locations. We have already experienced some instances of property owners or managers limiting or prohibiting access to their buildings. As the COVID-19 pandemic continues, we may encounter further difficulties, and our personnel may be prevented from visiting necessary work sites or performing their job functions altogether. Such actions could limit our ability to maintain or upgrade our network equipment, to install new services or maintain or upgrade existing services.

The COVID-19 pandemic has resulted, and may continue to result, in disruption to our supply chain.

Our business relies on Cisco Systems, Inc. to provide the routers and transmission equipment used in our network. If our supply chain is significantly disrupted, we would not easily be able to transition to a different vendor. Such a disruption may limit our ability to procure certain types of routing and transmission equipment, and we may be delayed or unable to provide services when requested by our customers. We also may be unable to upgrade our network and may face greater difficulty maintaining and expanding our network.

ITEM 2.              UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Board of Directors has authorized a plan to permit the repurchase of our common stock in negotiated and open market transactions through December 31, 2020. We may purchase shares from time to time depending on market, economic, and other factors. There were no purchases of our common stock during the first quarter of 2020.

ITEM 6.              EXHIBITS.

(a)Exhibits

Exhibit Number	Description
10.1

First Amendment to Lease Agreement dated February 28, 2020 between Sodium LLC and Cogent Communications Inc. (previously filed as Exhibit 10.2 to our Current Report on Form 8-K filed March 2, 2020 and incorporated herein by reference).

31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer (furnished herewith)
32.2	Certification of Chief Financial Officer (furnished herewith)
101.1

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (filed herewith).

104	Cover Page Data File (the cover page XBRL tags are embedded within the iXBRL document).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COGENT COMMUNICATIONS HOLDINGS, INC.

Date: May 7, 2020	By:	/s/ David Schaeffer
		Name:	David Schaeffer
		Title:	Chief Executive Officer

Date: May 7, 2020	By:	/s/ Jean-Michel Slagmuylder
		Name:	Jean-Michel Slagmuylder
		Title:	Acting Chief Financial Officer (Principal Accounting Officer)