Form 10-Q
period 2020-06-30
COGENT COMMUNICATIONS HOLDINGS, INC.
filed 2020-08-06
CIK 1158324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2020

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

Common Stock, $.001 par value 47,289,701 Shares Outstanding as of July 31, 2020

INDEX

	PART I
	FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Condensed Consolidated Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets of Cogent Communications Holdings, Inc., and Subsidiaries as of June 30, 2020 (Unaudited) and December 31, 2019	3
	Condensed Consolidated Statements of Comprehensive Income of Cogent Communications Holdings, Inc., and Subsidiaries for the Three Months Ended June 30, 2020 and June 30, 2019 (Unaudited)	4
	Condensed Consolidated Statements of Comprehensive Income of Cogent Communications Holdings, Inc., and Subsidiaries for the Six Months Ended June 30, 2020 and June 30, 2019 (Unaudited)	5
	Condensed Consolidated Statements of Cash Flows of Cogent Communications Holdings, Inc., and Subsidiaries for the Six Months Ended June 30, 2020 and June 30, 2019 (Unaudited)	6
	Notes to Interim Condensed Consolidated Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32
Item 4.	Controls and Procedures	32

	PART II
	OTHER INFORMATION

Item 1.	Legal Proceedings	33
Item 1.A	Risk Factors	33
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 6.	Exhibits	35
SIGNATURES		36
CERTIFICATIONS

PART I FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2020 AND DECEMBER 31, 2019

(IN THOUSANDS, EXCEPT SHARE DATA)

	June 30,	December 31,
	2020	2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$417,026	$399,422
Accounts receivable, net of allowance for credit losses of $2,115 and $1,771, respectively	40,560	40,484
Prepaid expenses and other current assets	39,530	35,822
Total current assets	497,116	475,728
Property and equipment, net	406,747	368,929
Right-of-use leased assets	87,697	73,460
Deposits and other assets	13,841	14,007
Total assets	$1,005,401	$932,124

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12,171	$11,075
Accrued and other current liabilities	52,492	51,301
Installment payment agreement, current portion, net of discounts of $291 and $350, respectively	9,374	9,063
Current maturities, operating lease liabilities	11,292	10,101
Current maturities, finance lease obligations	14,734	8,154
Total current liabilities	100,063	89,694
Senior secured 2022 notes, net of unamortized debt costs of $1,480 and $1,897, respectively and including premiums of $767 and $985, respectively	444,287	444,088
Senior unsecured 2024 Euro notes, net of unamortized debt costs of $3,365 and $1,410, respectively and net of discounts of $1,183 and $0, respectively	388,463	150,001
Senior unsecured 2021 notes, net of unamortized debt costs of $857	—	188,368
Operating lease liabilities, net of current maturities	99,151	86,690
Finance lease obligations, net of current maturities	189,044	161,635
Other long term liabilities	19,943	15,327
Total liabilities	1,240,951	1,135,803
Commitments and contingencies:
Stockholders’ equity:
Common stock, $0.001 par value; 75,000,000 shares authorized; 47,279,201 and 46,840,434 shares issued and outstanding, respectively	47	47
Additional paid-in capital	506,391	493,178
Accumulated other comprehensive income — foreign currency translation	(12,906)	(12,326)
Accumulated deficit	(729,082)	(684,578)
Total stockholders’ deficit	(235,550)	(203,679)
Total liabilities and stockholders’ deficit	$1,005,401	$932,124

The accompanying notes are an integral part of these condensed consolidated balance sheets.

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED JUNE 30, 2020 AND JUNE 30, 2019

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months	Three Months
	Ended	Ended
	June 30, 2020	June 30, 2019
	(Unaudited)	(Unaudited)
Service revenue	$140,990	$134,789
Operating expenses:
Network operations (including $305 and $226 of equity-based compensation expense, respectively, exclusive of depreciation and amortization shown separately below)	53,886	54,407
Selling, general, and administrative (including $5,778 and $5,063 of equity-based compensation expense, respectively)	39,839	38,566
Depreciation and amortization	19,896	19,979
Total operating expenses	113,621	112,952
Gains on equipment transactions	205	185
Operating income	27,574	22,022
Interest expense	(15,499)	(13,595)
Realized foreign exchange gain on issuance on 2024 Euro Notes	2,547	—
Unrealized foreign exchange (loss) gain on 2024 Euro Notes	(3,420)	177
Loss on debt extinguishment and redemption – 2021 Notes	(638)	—
Interest income and other, net	735	1,576
Income before income taxes	11,299	10,180
Income tax provision	(2,735)	(3,044)
Net income	$8,564	$7,136

Comprehensive income:
Net income	$8,564	$7,136
Foreign currency translation adjustment	2,913	1,786
Comprehensive income	$11,477	$8,922

Net income per common share:
Basic net income per common share	$0.19	$0.16
Diluted net income per common share	$0.18	$0.16
Dividends declared per common share	$0.68	$0.60

Weighted-average common shares - basic	45,754,880	45,354,327

Weighted-average common shares - diluted	46,686,665	45,912,291

The accompanying notes are an integral part of these condensed consolidated statements.

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND JUNE 30, 2019

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Six Months	Six Months
	Ended	Ended
	June 30, 2020	June 30, 2019
	(Unaudited)	(Unaudited)
Service revenue	$281,904	$268,930
Operating expenses:
Network operations (including $557 and $406 of equity-based compensation expense, respectively, exclusive of depreciation and amortization shown separately below)	109,806	108,557
Selling, general, and administrative (including $10,600 and $8,318 of equity-based compensation expense, respectively)	79,513	74,427
Depreciation and amortization	39,402	40,240
Total operating expenses	228,721	223,224
Gains on equipment transactions	244	721
Operating income	53,427	46,427
Interest expense	(30,720)	(27,051)
Realized foreign exchange gain on issuance of 2024 Euro Notes	2,547	—
Unrealized (loss) gain on foreign exchange on 2024 Euro Notes	(512)	177
Interest income and other, net	28	3,395
Loss on debt extinguishment and redemption- 2021 Notes	(638)	—
Income before income taxes	24,132	22,948
Income tax provision	(6,341)	(6,595)
Net income	$17,791	$16,353

Comprehensive income:
Net income	$17,791	$16,353
Foreign currency translation adjustment	(580)	(39)
Comprehensive income	$17,211	$16,314

Net income per common share:
Basic net income per common share	$0.39	$0.36
Diluted net income per common share	$0.38	$0.36

Dividends declared per common share	$1.34	$1.18

Weighted-average common shares - basic	45,760,302	45,349,397

Weighted-average common shares - diluted	46,592,445	45,838,918

The accompanying notes are an integral part of these condensed consolidated statements.

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND JUNE 30, 2019

(IN THOUSANDS)

	Six months	Six months
	Ended	Ended
	June 30, 2020	June 30, 2019
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$17,791	$16,353
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,402	40,240
Amortization of debt costs, discounts and premiums	930	842
Equity-based compensation expense (net of amounts capitalized)	11,157	8,724
Loss on debt extinguishment and redemption – 2021 Notes	638	—
Unrealized losses (gains) on foreign exchange	479	(177)
Realized foreign exchange gain on issuance of 2024 Notes	(2,547)	—
Gains - equipment transactions and other, net	(902)	(307)
Deferred income taxes	4,253	4,831
Changes in operating assets and liabilities:
Accounts receivable	(93)	1,005
Prepaid expenses and other current assets	(2,465)	(3,547)
Accounts payable, accrued liabilities and other long-term liabilities	1,523	5,088
Deposits and other assets	(397)	(3,783)
Net cash provided by operating activities	69,769	69,269
Cash flows from investing activities:
Purchases of property and equipment	(26,796)	(25,008)
Net cash used in investing activities	(26,796)	(25,008)
Cash flows from financing activities:
Dividends paid	(62,295)	(54,306)
Redemption and extinguishment of 2021 Notes	(189,225)	—
Net proceeds from issuance of senior unsecured 2024 Euro Notes - net of debt costs of $2,137 and $1,556, respectively	240,285	152,128
Principal payments on installment payment agreement	(5,128)	(4,774)
Principal payments of finance lease obligations	(9,883)	(5,006)
Proceeds from exercises of stock options	989	919
Net cash (used in) provided by financing activities	(25,257)	88,961
Effect of exchange rates changes on cash	(112)	(36)
Net increase in cash and cash equivalents	17,604	133,186
Cash and cash equivalents, beginning of period	399,422	276,093
Cash and cash equivalents, end of period	$417,026	$409,279
Supplemental disclosure of non-cash investing and financing activities:
Non-cash component of network equipment obtained in exchange transactions	$241	$684
PP&E obtained for installment payment agreement	$5,472	$5,483
Finance lease obligations incurred	$42,359	$8,562

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

Description of business

We are a facilities-based provider of low-cost, high-speed Internet access, private network services, and data center colocation space. Our network is specifically designed and optimized to transmit packet switched data. We deliver our services primarily to small and medium-sized businesses, communications service providers and other bandwidth-intensive organizations in 46 countries across North America, Europe, Asia, Latin America, Australia and Africa. We are a Delaware corporation and we are headquartered in Washington, DC.

We offer on-net Internet access services exclusively through our own facilities, which run from our network to our customers’ premises. We offer our on-net services to customers located in buildings that are physically connected to our network. As a result, we are not dependent on local telephone companies or cable TV companies to serve our customers for our on-net Internet access and private network service. Our on- net service consists of high-speed Internet access and private network services offered at speeds ranging from 100 Megabits per second to 100 Gigabits per second.

We provide our on-net Internet access and private network services to our corporate and net-centric customers. Our corporate customers are located in multi-tenant office buildings and typically include law firms, financial services firms, advertising and marketing firms as well as health care providers, educational institutions and other professional services businesses. Our net-centric customers include bandwidth-intensive users which leverage our network to either deliver content to end users or to provide access to residential or commercial internet users. Content delivery customers include over the top (“OTT”) media service providers, content delivery networks, web hosting companies, and commercial content and application software providers. Access customers include over 7,100 access networks comprised of other Internet access providers, telephone companies, and cable television companies that collectively provide internet access to a substantial number of broadband subscribers across the world. These net-centric customers generally receive our services in carrier neutral colocation facilities and in our data centers. We operate data centers throughout North America and Europe that allow our customers to collocate their equipment and access our network.

In addition to providing our on-net services, we provide Internet access and private network services to customers that are not located in buildings directly connected to our network. We provide these off-net services primarily to corporate customers using other carriers’ circuits to provide the “last mile” portion of the link from the customers’ premises to our network. We also provide certain non-core services that resulted from acquisitions. We continue to support but do not actively sell these non-core services.

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

Financial instruments

At June 30, 2020, the carrying amount of cash and cash equivalents, accounts receivable, prepaid and other current assets, accounts payable and accrued expenses approximated fair value because of the short-term nature of these instruments. The Company measures its cash equivalents at amortized cost, which approximates fair value based upon quoted market prices (Level 1). Based upon recent trading prices (Level 2— market approach) at June 30, 2020 the fair value of the Company’s $445.0 million senior secured notes was $456.1 million and the fair value of the Company’s €350.0 million Euro ($393.0 million USD) senior unsecured notes was $393.5 million.

Gross receipts taxes, universal service fund and other surcharges

Revenue recognition standards include guidance relating to taxes or surcharges assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer and may include, but are not limited to, gross receipts taxes, excise taxes, Universal Service Fund fees and certain state regulatory fees. Such charges may be presented gross or net based upon the Company’s accounting policy election. The Company records certain excise taxes and surcharges on a gross basis and includes them in its revenues and costs of network operations. Excise taxes and surcharges billed to customers and recorded on a gross basis (as service revenue and network operations expense) were $3.3 million and $3.2  million for the three months ended June 30, 2020 and June 30, 2019, respectively, and $7.0 million and $6.6 million for the six months ended June 30, 2020 and June 30, 2019, respectively.

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

The following details the determination of diluted weighted average shares:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Weighted average common shares - basic	45,754,880	45,354,327	45,760,302	45,349,397
Dilutive effect of stock options	205,823	35,895	128,477	30,972
Dilutive effect of restricted stock	725,962	522,069	703,666	458,549
Weighted average common shares - diluted	46,686,665	45,912,291	46,592,445	45,838,918

The following details unvested shares of restricted common stock as well as the anti-dilutive effects of stock options and restricted stock awards outstanding:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Unvested shares of restricted common stock	1,521,942	1,442,520	1,521,942	1,442,520
Anti-dilutive options for common stock	18,496	36,381	13,172	52,338
Anti-dilutive shares of restricted common stock	—	37,494	—	87,686

Stockholder’s Deficit

The following details the changes in stockholder’s deficit for the three and six months ended June 30, 2020 and June 30, 2019 (in thousands except share amounts):

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholder’s
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance at March 31, 2020	47,139,369	$47	$499,455	$(15,819)	$(705,908)	$(222,225)
Forfeitures of shares granted to employees	(972)	—	—	—	—	—
Equity-based compensation	—	—	6,666	—	—	6,666
Foreign currency translation	—	—	—	2,913	—	2,913
Issuances of common stock	135,280	—	—	—	—	—
Exercises of options	5,524	—	270	—	—	270
Dividends paid	—	—	—	—	(31,738)	(31,738)
Net income	—	—	—	—	8,564	8,564
Balance at June 30, 2020	47,279,201	$47	$506,391	$(12,906)	$(729,082)	$(235,550)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholder’s
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance at March 31, 2019	46,350,434	$46	$475,275	$(12,753)	$(626,799)	$(164,231)
Forfeitures of shares granted to employees	(1,702)	—	—	—	—	—
Equity-based compensation	—	—	5,714	—	—	5,714
Foreign currency translation	—	—	—	1,786	—	1,786
Issuances of common stock	438,478	1	—	—	—	1
Exercises of options	19,160	—	745	—	—	745
Dividends paid	—	—	—	—	(27,741)	(27,741)
Net income	—	—	—	—	7,136	7,136
Balance at June 30, 2019	46,806,370	$47	$481,734	$(10,967)	$(647,404)	$(176,590)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholder's
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance at December 31, 2019	46,840,434	$47	$493,178	$(12,326)	$(684,578)	$(203,679)
Forfeitures of shares granted to employees	(37,280)	—	—	—	—	—
Equity-based compensation	—	—	12,224	—	—	12,224
Foreign currency translation	—	—	—	(580)	—	(580)
Issuances of common stock	455,030	-	—	—	—	-
Exercises of options	21,017	—	989	—	—	989
Dividends paid	—	—	—	—	(62,295)	(62,295)
Net income	—	—	—	—	17,791	17,791
Balance at June 30, 2020	47,279,201	$47	$506,391	$(12,906)	$(729,082)	$(235,550)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholder's
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance at December 31, 2018	46,336,499	$46	$471,331	$(10,928)	$(609,451)	$(149,002)
Forfeitures of shares granted to employees	(3,886)	—	—	—	—	—
Equity-based compensation	—	—	9,484	—	—	9,484
Foreign currency translation	—	—	—	(39)	—	(39)
Issuances of common stock	448,978	1	—	—	—	1
Exercises of options	24,779	—	919	—	—	919
Dividends paid	—	—	—	—	(54,306)	(54,306)
Net income	—	—	—	—	16,353	16,353
Balance at June 30, 2019	46,806,370	$47	$481,734	$(10,967)	$(647,404)	$(176,590)

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

Service revenue recognized from amounts in deferred revenue (contract liabilities) at the beginning of the period during the three months ended June 30, 2020 was $1.8 million and during the three months ended June 30, 2019 was $1.7 million. Service revenue recognized from amounts in deferred revenue (contract liabilities) at the beginning of the period during the six months ended June 30, 2020 was $3.0  million and during the six months ended June 30, 2019 was $3.4 million. Amortization expense for contract costs was $4.2  million for the three months ended June 30, 2020 and $4.3 million for the three months ended June 30, 2019. Amortization expense for contract costs was $8.4  million for the six months ended June 30, 2020 and $8.7  million for the three months ended June 30, 2019.

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

	Three Months	Three Months
	Ended	Ended
	June 30, 2020	June 30, 2019

Finance lease cost
Amortization of right-of-use assets	$4,973	$4,917
Interest expense on finance lease liabilities	4,517	4,415
Operating lease cost	4,405	3,486
Total lease costs	$13,895	$12,818

	Six Months	Six Months
	Ended	Ended
	June 30, 2020	June 30, 2019
Finance lease cost
Amortization of right-of-use assets	$9,735	$9,888
Interest expense on finance lease liabilities	8,990	8,816
Operating lease cost	8,592	6,780
Total lease costs	$27,317	$25,484
Other lease information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$(8,985)	$(8,827)
Operating cash flows from operating leases	(9,149)	(6,780)
Financing cash flows from finance leases	(9,883)	(5,006)
Right-of-use assets obtained in exchange for new finance lease liabilities	42,359	8,562
Right-of-use assets obtained in exchange for new operating lease liabilities	20,694	1,457
Weighted-average remaining lease term — finance leases (in years)	12.1	14.6
Weighted-average remaining lease term — operating leases (in years)	20.4	22.3
Weighted average discount rate — finance leases	10.8%	10.6%
Weighted average discount rate — operating leases	5.4%	5.7%

Finance leases—fiber lease agreements

The Company has entered into lease agreements with numerous providers of dark fiber under indefeasible-right-of use agreements (“IRU’s). These IRU’s typically have initial terms of 15- 20 years and include renewal options after the initial lease term. The Company establishes the number of renewal option periods used in determining the lease term based upon its assessment at the inception of the lease of the number of option periods for which failure to renew the lease imposes a penalty in such amount that renewal appears to be reasonably certain. The option to renew may be automatic, at the option of the Company or mutually agreed to between the dark fiber provider and the Company. Once the Company has accepted the related fiber route, leases that meet the criteria for treatment as finance leases are recorded as a finance lease obligation and an IRU asset. The interest rate used in determining the present value of the aggregate future minimum lease payments is the Company’s incremental borrowing rate for the reasonably certain lease term. Finance lease assets are included in property and equipment in the Company’s consolidated balance sheets. As of June 30, 2020, the Company had committed to additional dark fiber IRU lease agreements totaling $17.6 million in future payments to be paid over periods of up to 20 years. These obligations begin when the related fiber is accepted, which is generally expected to occur in the next 12 months.

The future minimum payments (principal and interest) under these finance leases are as follows (in thousands):

For the twelve months ending June 30,
2021	$32,568
2022	31,800
2023	30,772
2024	30,051
2025	29,710
Thereafter	214,604
Total minimum finance lease obligations	369,505
Less—amounts representing interest	(165,727)
Present value of minimum finance lease obligations	203,778
Current maturities	(14,734)
Finance lease obligations, net of current maturities	$189,044

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

The future minimum payments under these operating lease agreements are as follows (in thousands):

For the twelve months ending June 30,
2021	$16,725
2022	16,108
2023	14,918
2024	13,833
2025	12,097
Thereafter	101,672
Total minimum operating lease obligations	175,353
Less—amounts representing interest	(64,910)
Present value of minimum operating lease obligations	110,443
Current maturities	(11,292)
Lease obligations, net of current maturities	$99,151

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

		Current-period
	Balance at	Provision for	Write offs	Balance at
	March 31,	Expected Credit	Charged Against	June 30,
Description	2020	Losses	Allowance	2020
Allowance for credit losses (deducted from accounts receivable)
Three months ending June 30, 2020	$1,976	$1,432	$(1,293)	$2,115

		Current-period
	Balance at	Provision for	Write offs	Balance at
	December 31,	Expected Credit	Charged Against	June 30,
Description	2019	Losses	Allowance	2020
Allowance for credit losses (deducted from accounts receivable)
Six months ending June 30, 2020	$1,771	$2,768	$(2,424)	$2,115

Net bad debt expense for the three months ended June 30, 2020 was $1.3 million which is net of bad debt recoveries of $0.2 million. Net bad debt expense for the six months ended June 30, 2020 was $2.3 million which is net of bad debt recoveries of $0.4 million.

2. Property and equipment:

Depreciation and amortization expense related to property and equipment and finance leases was $19.9 million and $20.0 million for the three months ended June 30, 2020, and 2019 respectively, and $39.4 million and $40.2  million for the six months ended June 30, 2020 and 2019, respectively. The Company capitalized salaries and related benefits of employees working directly on the construction and build-out of its network of $3.0 million and $2.7 million for the three months ended June 30, 2020 and 2019, respectively, and $5.9 million and $5.3 million for the six months ended June 30, 2020 and 2019, respectively.

Exchange agreement

In the three and six months ended June 30, 2020 and 2019, the Company exchanged certain used network equipment and cash consideration for new network equipment. The fair value of the equipment received was estimated to be $0.7 million and $0.5 million for the three months ended June 30, 2020 and 2019, respectively, and $0.8 million and $2.2 million for the six months ended June 30, 2020 and 2019, respectively. After considering the cash component the transactions resulted in gains of $0.2 million and $0.1 million for the three months ended June 30, 2020 and 2019, respectively, and $0.2 million and $0.7 million for the six months ended June 30, 2020 and 2019, respectively. The estimated fair value of the equipment received was based upon the cash consideration price the Company pays for the new network equipment on a standalone basis (Level 3).

Installment payment agreement

In March 2015, the Company entered into an installment payment agreement (“IPA”) with a vendor. Under the IPA the Company may purchase network equipment in exchange for interest free note obligations each with a twenty-four month term. There are no payments under each note obligation for the first six months followed by eighteen equal installment payments for the remaining eighteen month term. As of June 30, 2020, and December 31, 2019 there was $12.8 million and $12.5 million, respectively, of note obligations outstanding under the IPA, secured by the related equipment. The Company recorded the assets purchased and the net present value of the note obligation utilizing an imputed interest rate. The resulting discount was $0.3 million and $0.4 million as of June 30, 2020 and December 31, 2019, respectively, and is being amortized over the note term using the effective interest rate method.

Purchase agreement

In July 2020 the Company entered into an agreement to purchase network equipment for a three-year period ending in July 2023. Under the agreement the Company is required to purchase $35.0 million of network equipment exclusively from the vendor per year of which $20.0 million has been ordered and $6.8 million has shipped.

3. Long-term debt:

The Company has $445.0 million of senior secured notes and €350.0 million ($393.0 million USD) of senior unsecured notes outstanding. The $445.0 million of senior secured notes are due on March 1, 2022 (the “2022 Notes”) and bear interest at a rate of 5.375% per year. Interest on the 2022 Notes is paid semi-annually on March 1 and September 1. The €350.0 million of senior unsecured notes are due on June 30, 2024 (the “2024 Notes”) and bear interest at a rate of 4.375% per year. Interest on the 2024 is paid semi-annually on June 30 and December 30.

2024 Notes issuances

In June 2020, Group completed an offering of €215.0 million aggregate principal amount of 4.375% senior unsecured notes due 2024. The net proceeds from the June 2020 offering, after deducting offering expenses, were $240.3 million. In June 2019, Group completed an offering of €135.0 million aggregate principal amount of 4.375% senior unsecured notes due 2024. The net proceeds from the June 2019 offering, after deducting offering expenses, were $152.1 million. The Company expects to use the proceeds from these offerings for general corporate purposes, to repay debt obligations, to repurchase the Company’s common stock or for special or recurring dividends to the Company’s stockholders.

The 2024 Notes bear interest at a rate of 4.375% per annum. Interest began to accrue on the 2024 Notes issued in June 2020, on June 4, 2020 and interest began to accrue on the 2024 Notes issued in June 2019 on June 25, 2019. Interest is paid semi-annually in arrears on June 30 and December 30 of each year. Unless earlier redeemed, the 2024 Notes will mature on June 30, 2024. The June 2020 issuance of €215.0 million 2024 Notes were issued at a discount of 99.5% for €213.9 million Euros ($240.0 million USD) on June 3, 2020 at a Euro to USD rate of $1.112. The discount is amortized to interest expense to the maturity date under the effective interest rate method. The Company received proceeds in USD on the June 2020 2024 Notes on June 9, 2020 at a Euro to USD rate of $1.133 resulting in a realized gain on foreign exchange of $2.5 million. The June 2019 issuance of 2024 Notes were issued at par for €135.0 million on June 25, 2019. The issuances of the 2024 Notes were in Euros and are reported in the Company’s reporting currency – US Dollars. As of June 30, 2020 the 2024 Notes were valued at $393.0 million. The unrealized (loss) gain on foreign exchange on the Company’s 2024 Notes from converting the 2024 Notes into USD was $(3.4) million for the three months ended June 30, 2020 and $0.2 million for the three months ended June 30, 2019.

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

Debt extinguishment and redemption 2021 Notes

In June 2020, Group redeemed its 5.625% senior unsecured notes due in 2021 (the "2021 Notes") with the proceeds from its June 2020 issuance of €215.0 million 2024 Notes. The Company redeemed the entire outstanding amount of the 2021 Notes at a redemption price of 100.00% of the $189.2 million principal amount plus $1.6 million of accrued interest. As a result of this transaction the Company incurred a loss on debt extinguishment and redemption of $0.6 million from the amortization of the remaining unamortized notes cost and certain transaction expenses.

Limitations under the indentures

The indentures governing the 2024 Notes and 2022 Notes among other things, limit the Company’s ability to incur indebtedness; to pay dividends or make other distributions; to make certain investments and other restricted payments; to create liens; consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; to incur restrictions on the ability of a subsidiary to pay dividends or make other payments; and to enter into certain transactions with its affiliates. Limitations on the ability to incur additional indebtedness (excluding IRU agreements incurred in the normal course of business) include a restriction on incurring additional indebtedness if the Company’s consolidated leverage ratio, as defined in the indentures, is greater than 6.0 for the 2024 Notes and greater than 5.0 for the 2022 Notes. Limitations on the ability to incur additional secured indebtedness include a restriction on incurring additional secured indebtedness if the Company’s consolidated secured leverage ratio, as defined in the indentures, is greater than 4.0 for the 2024 Notes and greater than 3.5 for the 2022 Notes. The indentures prohibit certain payments, such as dividends and stock purchases, when the Company’s consolidated leverage ratio, as defined by the indentures, is greater than 4.25. A certain amount of such unrestricted payments is permitted notwithstanding this prohibition. The unrestricted payment amount may be increased by the Company’s consolidated cash flow, as defined in the indentures, as long as the Company’s consolidated leverage ratio is less than 4.25 . The Company’s consolidated leverage ratio was above 4.25 as of June 30, 2020. As of June 30, 2020, a total of $165.5 million (held by Holdings in cash and cash equivalents) was permitted for investment payments including dividends and stock purchases.

4. Commitments and contingencies:

Current and potential litigation

In accordance with the accounting guidance for contingencies, the Company accrues its estimate of a contingent liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Where it is probable that a liability has been incurred and there is a range of expected loss for which no amount in the range is more likely than any other amount, the Company accrues at the low end of the range. The Company reviews its accruals at least quarterly and adjusts them to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular matter. The Company has taken certain positions related to its obligations for leased circuits for which it is reasonably possible could result in a loss of up to $3.2 million in excess of the amount accrued at June 30, 2020.

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

5. Income taxes:

The components of income before income taxes consist of the following (in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Domestic	$14,113	$16,332	$31,902	$35,084
Foreign	(2,814)	(6,152)	(7,770)	(12,136)
Total	$11,299	$10,180	$24,132	$22,948

6. Common stock buyback program stock option and award plan:

The Company’s Board of Directors has approved purchases of the Company’s common stock under a buyback program (the “Buyback Program”) through December 31, 2020. At June 30, 2020, there was approximately $34.9 million remaining for purchases under the Buyback Program. There were no purchases of common stock during the three and six months ended June 30, 2020 and June 30, 2019.

In the first quarter of 2020 the Company granted 319,750 shares of common stock to its executive employees and directors valued at $23.7 million. Included in this first quarter grant were 94,050 performance shares that vest subject to certain Company performance conditions and 35,000 performance shares granted to the Company’s CEO that are subject to the total shareholder return of the Company’s common stock compared to the total shareholder return of the Nasdaq Telecommunications Index. In the second quarter of 2020 the Company granted 135,280 shares of common stock to its employees and directors valued at $10.6 million. Shares granted in to the Company’s directors vest upon grant and the shares granted to the Company’s employees that are not subject to performance conditions generally vest over periods ending in December 2023.

7. Dividends on common stock:

On August 5, 2020, the Company’s Board of Directors approved the payment of a quarterly dividend of $0.705 per common share. This estimated $32.2 million dividend payment is expected to be paid on September 4, 2020.

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

8. Related party transactions:

Office leases

The Company’s headquarters is located in an office building owned by Sodium LLC whose owner is the Company’s Chief Executive Officer. The fixed annual rent for the headquarters building is $1.0 million per year plus an allocation of taxes and utilities. The lease began in May 2015 and the lease term is for five years which is cancellable by the Company upon 60 days’ notice. In February 2020 the lease term was extended to May 2025. The Company’s audit committee reviews and approves all transactions with related parties. The Company paid $0.5 million and $0.5 million in the three months ended June 30, 2020 and 2019, respectively, and $0.8 million and $0.9 million in the six months ended June 30, 2020 and 2019, respectively, for rent and related costs (including taxes and utilities) to Sodium LLC for this lease.

9. Segment information:

The Company operates as one operating segment. The Company’s service revenue by geographic region and product class and long lived assets by geographic region are as follows (in thousands):

Three months Ended June 30, 2020
Revenues	On net	Off-net	Non-core	Total
North America	$82,402	$32,592	$137	$115,131
Europe	19,348	4,216	9	23,573
Latin America	426	10	—	436
Asia Pacific	1,624	226	—	1,850
Total	$103,800	$37,044	$146	$140,990

Three months Ended June 30, 2019
Revenues	On net	Off-net	Non-core	Total
North America	$78,484	$32,864	$111	$111,459
Europe	17,789	4,113	15	21,917
Latin America	71	3	—	74
Asia Pacific	1,128	211	—	1,339
Total	$97,472	$37,191	$126	$134,789

Six months Ended June 30, 2020
Revenues	On net	Off-net	Non-core	Total
North America	$164,948	$65,533	$264	$230,745
Europe	38,468	8,359	20	46,847
Latin America	746	20	—	766
Asia Pacific	3,094	452	—	3,546
Total	$207,256	$74,364	$284	$281,904

Six months Ended June 30, 2019
Revenues	On net	Off-net	Non-core	Total
North America	$156,462	$65,499	$197	$222,158
Europe	35,969	8,139	41	44,149
Latin America	105	4	—	109
Asia Pacific	2,120	394	—	2,514
Total	$194,656	$74,036	$238	$268,930

	June 30,	December 31,
	2020	2019
Long lived assets, net
North America	$301,187	$269,364
Europe and other	105,576	99,582
Total	$406,763	$368,946

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

The COVID-19 pandemic and accompanying government policies worldwide; future economic instability in the global economy, which could affect spending on Internet services; the impact of changing foreign exchange rates (in particular the Euro to US dollar and Canadian dollar to US dollar exchange rates) on the translation of our non-US dollar denominated revenues, expenses, assets and liabilities; legal and operational difficulties in new markets; the imposition of a requirement that we contribute to the US Universal Service Fund on the basis of our Internet revenue; changes in government policy and/or regulation, including rules regarding data protection, cyber security and net neutrality; increasing competition leading to lower prices for our services; our ability to attract new customers and to increase and maintain the volume of traffic on our network; the ability to maintain our Internet peering arrangements on favorable terms; our ability to renew our long-term leases of optical fiber that comprise our network; our reliance on an equipment vendor, Cisco Systems Inc., and the potential for hardware or software problems associated with such equipment; the dependence of our network on the quality and dependability of third-party fiber providers; our ability to retain certain customers that comprise a significant portion of our revenue base; the management of network failures and/or disruptions; our ability to make payments on our indebtedness as they become due and outcomes in litigation as well as other risks discussed from time to time in our filings with the Securities and Exchange Commission, including, without limitation, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and our annual report on Form 10-K for the year ended December 31, 2019.

General Overview

We are a facilities-based provider of low-cost, high-speed Internet access, private network services, and data center colocation space. Our network is specifically designed and optimized to transmit packet switched data. We deliver our services primarily to small and medium-sized businesses, communications service providers and other bandwidth-intensive organizations in 46 countries across North America, Europe, Asia, Latin America, Australia and Africa. We are a Delaware corporation and we are headquartered in Washington, DC.

We offer on-net Internet access services exclusively through our own facilities, which run from our network to our customers’ premises. We offer our on-net services to customers located in buildings that are physically connected to our network. As a result, we are not dependent on local telephone companies or cable TV companies to serve our customers for our on-net Internet access and private network service. Our on- net service consists of high-speed Internet access and private network services offered at speeds ranging from 100 Megabits per second to 100 Gigabits per second.

We provide our on-net Internet access and private network services to our corporate and net-centric customers. Our corporate customers are located in multi-tenant office buildings and typically include law firms, financial services firms, advertising and marketing firms as well as health care providers, educational institutions and other professional services businesses. Our net-centric customers include bandwidth-intensive users which leverage our network to either deliver content to end users or to provide access to residential or commercial internet users. Content delivery customers include over the top (“OTT”) media service providers, content delivery networks, web hosting companies, and commercial content and application software providers. Our access customers include over 7,100 access networks comprised of other Internet access providers, telephone companies, mobile phone operators and cable television companies that collectively provide internet access to a substantial number of broadband subscribers and mobile phone subscribers across the world. These net-centric customers generally receive our services in carrier neutral colocation facilities and in our data centers. We operate data centers throughout North America and Europe that allow our customers to collocate their equipment and access our network.

In addition to providing our on-net services, we provide Internet access and private network services to customers that are not located in buildings directly connected to our network. We provide these off-net services primarily to corporate customers using other carriers’ circuits to provide the “last mile” portion of the link from the customers’ premises to our network. We also provide certain non-core services that resulted from acquisitions. We continue to support but do not actively sell these non-core services.

Competitive Advantages

We believe we address many of the data communications needs of small and medium-sized businesses, communications service providers and other bandwidth-intensive organizations by offering them high-quality, high- speed Internet access and private network services at attractive prices. We believe that our organization has the following competitive advantages:

Low Cost of Operation. We have made a series of choices around our network design, operating strategy and product offering designed to provide us with a lower cost of operation. Our single network design allows us to avoid many of the costs that our competitors who operate, circuit-switched, TDM and hybrid fiber coaxial networks incur related to provisioning, monitoring and maintaining multiple transport protocols. Utilizing only one network protocol enables us to benefit from the continued rapid improvement in price and performance of our key network equipment and creates scale advantages in the installation and maintenance of that equipment. We have acquired optical fiber from the excess inventory of existing networks which reduces the capital intensity and operating costs of our intercity and metro networks. Our streamlined set of products reduces our service delivery costs in terms of customer and product support and the investment required to train our sales representatives. We believe that our low cost of operation gives us greater pricing flexibility and a significant advantage in a competitive environment characterized by falling Internet access prices.

Greater Control and Superior Delivery. Our on-net service does not rely on circuits that must be provisioned by a third party carrier. In on-net multi-tenant office buildings we provide our customers the entire network, including the “last mile” and the in-building wiring connecting to our customer’s suite. In carrier neutral data centers we are collocated with our customers so only a connection within the data center, known as a cross connect, is required to provide our services. The structure of our on-net service provides us more control over our service, quality and pricing. It also allows us to provision services more quickly and efficiently than provisioning services on a third-party carrier network.

High Quality, Reliable Service. We are able to offer high-quality Internet service due to our network design and composition. We believe that we deliver a high level of technical performance because our network is optimized for packet switched traffic. Its design increases the speed and throughput of our network and reduces the number of data packets dropped during transmission compared to traditional circuit-switched networks. We believe that our network is more reliable and carries traffic at lower cost than networks built as overlays to traditional circuit-switched, or TDM networks.

Large Addressable Market. We have systematically evaluated and chosen our network extensions to buildings, data centers and markets based upon a rigorous set of criteria to evaluate the economic opportunity of network locations. Additional factors relevant to our pursuit of new buildings include the willingness of building owners to grant us access rights, the availability of optical fiber networks to serve those buildings, the costs to connect buildings to our network and equipment availability. Our network is connected to 2,854 total buildings. These buildings include 1,771 large multi-tenant office buildings (totaling 962.0 million square feet of office space) in major North American cities where we offer our services to a diverse set of high-quality, low churn corporate customers within close physical proximity of each other. These buildings also include 1,029 carrier neutral colocation and unique data center buildings in North America, Europe, Asia and Latin America where our net-centric customers directly interconnect with our network. In our multi-tenant office buildings and carrier neutral data centers we connect to a total of 3,060 unique points-of-presence as certain of these buildings can include multiple data centers. In our 1,029 carrier neutral data centers we connect to 1,289 points-of-presence as certain carrier neutral data center buildings include multiple data centers. We also operate 54 data centers across the United States and in Europe which comprise over 609,000 square feet of floor space and are directly connected to our network. We believe that these network points of presence strategically position our network to attract high levels of Internet traffic, and maximize our revenue opportunities and profitability.

Balanced, High Traffic Network. Since its inception, our network has grown significantly in terms of its geographic reach, customer connections, and traffic. We currently serve over 7,100 access networks including numerous large and small content providers and over 48,300 corporate customers. As a result of these growing bases of customers who distribute (content providers) and receive (access networks) content on our network, we believe that the majority of all the traffic on our network originates and terminates on our network. This control of traffic increases our reliability, speed of delivery and enhances our margins. The breadth of our network, extensive size of our customer base, and volume of our traffic enables us to be one of a handful of Tier One networks that are interconnected on a settlement free basis. This peering status broadens our geographic delivery capability and materially reduces our network costs.

Proven and Experienced Management Team. Our senior management team is composed of seasoned executives with extensive expertise in the telecommunications industry as well as knowledge of the markets in which we operate. The members of our senior management team have an average of over 20 years of experience in the telecommunications industry and many have been working together at the Company for several years. Several members of the senior management team have been working together at the Company since 2000. Our senior management team has designed and built our network and during our formative years led the integration of network assets we acquired through 13 significant acquisitions and managed the expansion and growth of our business.

Our Strategy

We intend to become the leading provider of high-quality, high-speed Internet access and private network services and to continue to improve our profitability and cash flow. The principal elements of our strategy include:

Grow our Corporate Customer Base. Our on-net corporate customers are typically small to medium sized businesses connected to our network in one of our 1,771 multi-tenant office buildings, totaling 962.0 million square feet of office space, or are connected to our network in one of our 1,029 carrier neutral data centers. We generally sell two types of services to our corporate customers: dedicated internet access and private network services. We typically sell dedicated internet access at the same price per connection as our competitors but our clients benefit from our significantly faster speeds and rapid installation times. These customers are increasingly integrating data centers into their IT infrastructure in order to take advantage of the safety, security and redundancy that is offered by locating company processing power, storage and software at a data center. An important part of this new infrastructure is a high speed, dedicated internet connection from the corporate premises to the data center and the Internet and from one corporate premises to another corporate premises. We believe that the importance of data centers will increasingly lead tenants to reconfigure their communications infrastructure to include dedicated internet access across their locations.

Increase our Share of the Net-centric Market. We are currently a leading provider of high speed internet access to a variety of content providers and over 7,100 access networks across the world. We intend to further load our high capacity network to respond to the growing demand for high speed internet access generated by bandwidth-intensive applications such as OTT media services, online gaming, video, Internet of Things (IoT), voice over IP (VOIP), remote data storage, and other services. We expect that we will continue to grow our shares of these segments by broadening our geographic reach and by continuing to offer our high-speed and high-capacity services at competitive prices.

Pursue On-Net Customer Growth. Our high-capacity network provides us with the ability to add a significant number of customers to our network with minimal direct incremental costs. We intend to increase usage of our network and operational infrastructure by adding customers in our existing on-net buildings, as well as developing additional markets and connecting more multi-tenant office buildings and carrier neutral data centers to our network. We emphasize our on-net services because our on-net services generate greater profit margins and we have more control over service levels, quality, pricing and our on-net services are provisioned in considerably less time than our off-net services. Our fiber network connects directly to our on-net customers’ premises and we pay no local access (“last mile”) charges to other carriers to provide our on-net services.

Grow and Improve our Sales Efforts. A critical factor in our success has been our growing investment and focus on our sales and marketing efforts. Over the past five years we have increased the size of our quota bearing salesforce by 37% from 358 to 572. We have also largely maintained the productivity of our salesforce as measured by monthly connections sold by salesperson per month. In order to gain market share in our targeted businesses, we expect to continue to increase our sales efforts including increasing the number of sales representatives, implementing strategies to optimize sales productivity and expanding our on-net addressable market by adding service locations to our network.

Selectively Pursue Acquisition Opportunities. In addition to adding customers through our sales and marketing efforts, we will continue to seek out acquisition opportunities that increase our customer base, allowing us to take advantage of the unused capacity on our network and to add revenues with minimal incremental costs. We may pursue acquisition opportunities that we believe expand our footprint, and generate positive cash flow. These acquisition opportunities may include off-net as well as on-net customers and complementary businesses including those offering over the top applications such as VOIP. We may also make opportunistic acquisitions of network assets. Given our record of successful asset integration, we believe we can continue to successfully integrate new businesses as they are acquired. We are very selective in reviewing acquisition opportunities and have not completed an acquisition in over a decade.

Results of Operations

Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019

The following summary table presents a comparison of our results of operations with respect to certain key financial measures. The comparisons illustrated in the table are discussed in greater detail below.

	Three months ended
	June 30,		Percent
	2020	2019	Change

	(in thousands)
Service revenue	$140,990	$134,789	4.6%
On-net revenue	103,800	97,472	6.5%
Off-net revenue	37,044	37,191	(0.4)%
Network operations expenses (1)	53,886	54,407	(1.0)%
Selling, general, and administrative expenses (2)	39,839	38,566	3.3%
Depreciation and amortization expenses	19,896	19,979	(0.4)%
Loss on debt extinguishment and redemption	638	—	NM
Interest expense	15,499	13,595	14.0%
Realized gain on foreign exchange – 2024 Notes	2,547	—	NM
Unrealized (loss) gain on 2024 Notes	(3,420)	177	NM
Income tax provision	2,735	3,044	(10.2)%
(1)	Includes equity-based compensation expenses of $305 and $226 in the three months ended June 30, 2020 and 2019, respectively.
(2)	Includes equity-based compensation expenses of $5,778 and $5,063 in the three months ended June 30, 2020 and 2019, respectively.

NM – not meaningful

	Three months ended
	June 30,		Percent
	2020	2019	Change

	(in thousands)
Other Operating Data
Average Revenue Per Unit (ARPU)
ARPU—on net	$458	$453	1.1%
ARPU—off-net	$1,048	$1,104	(5.1)%
Average Price per Megabit — installed base	$0.47	$0.63	(25.1)%
Customer Connections—end of period
On-net	75,927	72,415	4.8%
Off-net	11,846	11,321	4.6%

Service Revenue. We continually work to grow our total service revenue by increasing the number of potential customers that we can reach on our network. We do this by investing capital to expand the geographic footprint of our network and by increasing the number of buildings that we are connected to including carrier neutral data centers and multi-tenant office buildings. These efforts broaden the global reach of our network and increases the size of our potential addressable market. We also seek to grow our service revenue by investing in our sales and marketing team. Over the last 5 years we have grown our salesforce by 37% to 572 full time equivalent salespeople. We seek to pair this growth in our salesforce with a consistent level of productivity as measured by the number of connections sold per salesperson per month. We typically sell corporate connections at similar pricing to our competitors but our clients benefit from significantly faster speeds, enhanced Service Level Agreements and rapid installation times. In the net-centric market we offer comparable services in terms of capacity but typically at significantly lower prices.

Our service revenue increased 4.6% for the three months ended June 30, 2020 from the three months ended June 30, 2019. The impact of exchange rates resulted in a decrease in revenues for the three months ended June 30, 2020 of approximately $0.7 million. All foreign currency comparisons herein reflect our second quarter 2020 results translated at the average foreign currency exchange rates for the second quarter of 2019. We increased our total service revenue by increasing the number of sales representatives selling our services, expanding our network, adding additional buildings to our network, increasing our penetration into the buildings connected to our network and by gaining market share by offering our services at lower prices than our competitors.

Revenue recognition standards include guidance relating to any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, gross receipts taxes, Universal Service Fund fees and certain state regulatory fees. We record these taxes billed to our customers on a gross basis (as service revenue and network operations expense) in our consolidated statements of operations. The impact of these taxes including the Universal Service Fund resulted in an increase in our revenues for the three months ended June 30, 2020 from the three months ended June 30, 2019 of approximately $0.1 million.

Our corporate customers purchase their services on a price per connection basis. Our net-centric customers purchase their services on a price per megabit basis. Revenues from our corporate and net-centric customers represented 68.8% and 31.2% of total service revenue, respectively, for the three months ended June 30, 2020 and represented 68.5% and 31.5% of total service revenue, respectively, for the three months ended June 30, 2019. Revenues from corporate customers increased 5.1% to $97.0 million for the three months ended June 30, 2020 from the three months ended June 30, 2019 primarily due to an increase in our number of our corporate customers. Revenues from our net-centric customers increased by 3.6% to $44.0 million for the three months ended June 30, 2020 from the three months ended June 30, 2019 primarily due to an increase in our number of net-centric customers, partly offset by a decline in our average price per megabit and the impact of foreign exchange rates.

Our revenue from our corporate customers as a percentage of our total revenue has increased versus our net-centric customers over the past several years. The mix has changed as we have grown our number of corporate connections and our corporate customers taken advantage of our superior speeds, service levels and installation times versus our competitors. The growing trend of customers installing second lines for redundancy and in order to supplement their VPN capabilities has also led to this growing corporate share. Our net-centric service revenue has grown at a slower rate primarily because our net-centric customers purchase our services based upon a price per megabit basis and our average price per megabit declined by 25.1% from the three months ended June 30, 2019 to the three months ended June 30, 2020. The net-centric market exhibits significant pricing pressure due to the continued introduction of new technology which lowers the marginal cost of transmitting bits, and the commodity nature of the service where price is typically the only differentiating factor for these customers. We expect that our average price per megabit for the net-centric market will continue to decline at similar rates which would result in our corporate revenues continuing to represent a greater portion of our total revenues and our net-centric revenues continuing to grow at a lower rate than our corporate revenues. Additionally, the impact of foreign exchange rates has a more significant impact on our net-centric revenues.

Our on-net revenues increased 6.5% for the three months ended June 30, 2020 from the three months ended June 30, 2019. We increased the number of our on-net customer connections by 4.8% at June 30, 2020 from June 30, 2019. Our on-net ARPU increased by 1.1% from the three months ended June 30, 2019 to the three months ended June 30, 2020. ARPU is determined by dividing revenue for the period by the average customer connections for that period. Our average price per megabit for our installed base of customers declined by 25.1% from the three months ended June 30, 2019 to the three months ended June 30, 2020. Our average price per megabit for our installed base of customers is determined by dividing the aggregate monthly recurring fixed charges for those customers by the aggregate committed data rate for the same customers.

Our off-net revenues decreased 0.4% for the three months ended June 30, 2020 from the three months ended June 30, 2019. We increased the number of our off-net customer connections by 4.6% at June 30, 2020 from June 30, 2019. Our off-net customer connections increased at a greater rate than our off-net revenue primarily due to the 5.1% decrease in our off-net ARPU.

Network Operations Expenses. Network operations expenses include the costs of personnel associated with service delivery, network management and customer support, network facilities costs, fiber and equipment maintenance fees, leased circuit costs, access and facilities fees paid to building owners and excise taxes billed to our customers and recorded on a gross basis. Non-cash equity-based compensation expense is included in network operations expenses consistent with the classification of the employee’s salary and other compensation. Our network operations expenses, including non-cash equity-based compensation expense, decreased 1.0% for the three months ended June 30, 2020 from the three months ended June 30, 2019. We were connected to 4.8% more customer connections and we were connected to 117, or 4.3%, more on-net buildings as of June 30, 2020 compared to June 30, 2019. The decrease in network operations expense is primarily attributable to an increase in costs related to our network and facilities expansion activities offset by price reductions obtained in certain of our circuit costs, fewer operating leases for fiber and the impact of a renewal of an IRU fiber lease agreement. Under the accounting for the IRU lease renewal, the future minimum lease payments were capitalized as a finance lease and right-of-use leased asset totaling $34.0 million. The $1.8 million of quarterly maintenance and co-location fees under the IRU agreement were previously accounted for as network operations expenses.

Selling, General, and Administrative (“SG&A”) Expenses. Our SG&A expenses, including non-cash equity-based compensation expense, increased by 3.3% for the three months ended June 30, 2020 from the three months ended June 30, 2019. Non-cash equity-based compensation expense is included in SG&A expenses consistent with the classification of the employee’s salary and other compensation and was $5.8 million for the three months ended June 30, 2020 and $5.1 million for the three months ended June 30, 2019. SG&A expenses increased primarily from an increase in salaries and related costs required to support our expansion and the increase in our sales efforts. Our sales force headcount increased from 656 at June 30, 2019 to 716 at June 30, 2020, our quota bearing sales force increased from 519 at June 30, 2019 to 572 at June 30, 2020 and our total headcount increased from 1,026 at June 30, 2019 to 1,083 at June 30, 2020.

Depreciation and Amortization Expenses. Our depreciation and amortization expense decreased by 0.4% for the three months ended June 30, 2020 from the three months ended June 30, 2019. The decrease is primarily due to certain deployed fixed assets becoming fully depreciated.

Interest Expense and Loss on Debt Extinguishment & Redemption. Interest expense resulted from interest incurred on our $445.0 million of senior secured notes (“2022 Notes”), interest incurred on our $189.2 million of senior unsecured notes (“2021 Notes”), interest on our installment payment agreement, interest on our finance lease obligations and interest on our €350.0 million ($393.0 million) aggregate principal amount of 4.375% senior unsecured notes (“2024 Notes’). We issued €215.0 million of our 2024 Notes in June 2020 and €135.0 million of our 2024 Notes in June 2019. In June 2020 we redeemed and extinguished our $189.2 million of 2021 Notes at par value resulting in a loss on debt extinguishment of $0.6 million in the three months ended June 30, 2020. Our interest expense increased by 14.0% for the three months ended June 30, 2020 from the three months ended June 30, 2019 primarily due to an increase in our finance lease obligations and the issuances of our 2024 Notes.

Realized gain and unrealized (loss) gain on foreign exchange – 2024 Notes. In June 2020, we completed an offering of our €215.0 million principal amount of 2024 Notes. In June 2019, we completed an offering of our €135.0 million principal amount of our 2024 Notes. Our 2024 Notes bear interest at a rate of 4.375% per annum. Interest began to accrue on our 2024 Notes issued in June 2020 on June 4, 2020 and interest began to accrue on our 2024 Notes issued in June 2019 on June 25, 2019. In June 2020 our €215.0 million 2024 Notes were issued at a Euro to USD rate of $1.112. We received proceeds in USD on the 2024 Notes on June 9, 2020 at a Euro to USD rate of $1.133 resulting in a realized gain on foreign exchange of $2.5 million. Our 2024 Notes were issued in Euros and are reported in our reporting currency – US Dollars. As of June 30, 2020 our 2024 Notes were valued at $393.0 million. Our unrealized (loss) gain on foreign exchange on our 2024 Notes from converting our 2024 Notes into USD was $(3.4) million for the three months ended June 30, 2020 and $0.2 million for the three months ended June 30, 2019. We do not enter into hedges for our foreign currency obligations.

Income Tax Provision. Our income tax provision was $2.7 million for the three months ended June 30, 2020 and $3.0 million for the three months ended June 30, 2019. The change in our income tax provision is primarily related to changes in our taxable income.

Buildings On-net. As of June 30, 2020 and 2019, we had a total of 2,854 and 2,737 on-net buildings connected to our network, respectively. The increase in on-net buildings was a result of our disciplined network expansion program. We anticipate adding a similar number of buildings to our network for the next several years.

Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019

The following summary table presents a comparison of our results of operations with respect to certain key financial measures. The comparisons illustrated in the table are discussed in greater detail below.

	Six months ended
	June 30,		Percent
	2020	2019	Change

	(in thousands)
Service revenue	$281,904	$268,930	4.8%
On-net revenue	207,256	194,656	6.5%
Off-net revenue	74,364	74,036	0.4%
Network operations expenses (1)	109,806	108,557	1.2%
Selling, general, and administrative expenses (2)	79,513	74,427	6.8%
Depreciation and amortization expenses	39,402	40,240	(2.1)%
Loss on debt extinguishment and redemption	638	—	NM
Interest expense	30,720	27,051	13.6%
Realized gain on foreign exchange – 2024 Notes	2,547	—	NM
Unrealized (loss) gain on 2024 Notes	(512)	177	NM
Income tax provision	6,341	6,595	(3.9)%

(1)Includes equity-based compensation expenses of $557 and $406 in the six months ended June 30, 2020 and 2019, respectively.

(2)Includes equity-based compensation expenses of $10,600 and $8,318 in the six months ended June 30, 2020 and 2019, respectively.

NM – not meaningful

	Six Months Ended
	June 30,		Percent
	2020	2019	Change
Other Operating Data
Average Revenue Per Unit (ARPU)
ARPU—on net	$459	$460	(0.1)%
ARPU—off-net	$1,055	$1,107	(4.7)%
Average Price per Megabit — installed base	$0.50	$0.65	(23.4)%
Customer Connections—end of period
On-net	75,927	72,415	4.8%
Off-net	11,846	11,321	4.6%

Service Revenue. Our service revenue increased 4.8% for the six months ended June 30, 2020 from the six months ended June 30, 2019. The impact of exchange rates resulted in a decrease in revenues for the six months ended June 30, 2020 of approximately $1.4 million. All foreign currency comparisons herein reflect our results for the six months ended June 30, 2020 translated at the average foreign currency exchange rates for the six months ended June 30, 2019. We increased our total service revenue by increasing the number of sales representatives selling our services, expanding our network, adding additional buildings to our network, increasing our penetration into the buildings connected to our network and by gaining market share by offering our services at lower prices than our competitors.

Revenue recognition standards include guidance relating to any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, gross receipts taxes, Universal Service Fund fees and certain state regulatory fees. We record these taxes billed to our customers on a gross basis (as service revenue and network operations expense) in our consolidated statements of operations. The impact of these taxes including the Universal Service Fund resulted in an increase in our revenues for the six months ended June 30, 2020 from the six months ended June 30, 2019 of approximately $0.5 million.

Our net-centric customers tend to purchase their service on a price per megabit basis. Our corporate customers tend to utilize a small portion of their allocated bandwidth on their connections and tend to purchase their service on a per connection basis. Revenues from our corporate and net-centric customers represented 68.8% and 31.2% of total service revenue, respectively, for the six months ended June 30, 2020 and represented 67.9% and 32.1% of total service revenue, respectively, for the six months ended June 30, 2019. Revenues from corporate customers increased 6.3% to $194.0 million for the six months ended June 30, 2020 from the six months ended June 30, 2019 primarily due to an increase in our number of our corporate customers. Revenues from our net-centric customers increased by 1.7% to $87.9 million for the six months ended June 30, 2020 from the six months ended June 30, 2019 primarily due to an increase in our number of net-centric customers, being partially offset by a decline in our average price per megabit and the impact of foreign exchange rates. Our revenue from our net-centric customers has declined as a percentage of our total revenue and grew at a slower rate than our corporate customer revenue because net-centric customers purchase our services based upon a price per megabit basis and our average price per megabit declined by 23.4% from the six months ended June 30, 2019 to the six months ended June 30, 2020. Additionally, the net-centric market experiences a greater level of pricing pressure than the corporate market and net-centric customers who renew their service with us expect their renewed service to be at a lower price than their current price. We expect that our average price per megabit will continue to decline at similar rates which would result in our corporate revenues continuing to represent a greater portion of our total revenues and our net-centric revenues continuing to grow at a lower rate than our corporate revenues. Additionally, the impact of foreign exchange rates has a more significant impact on our net-centric revenues.

Our on-net revenues increased 6.5% for the six months ended June 30, 2020 from the six months ended June 30, 2019. We increased the number of our on-net customer connections by 4.8% at June 30, 2020 from June 30, 2019. Our on-net ARPU decreased by 0.1% from the six months ended June 30, 2019 to the six months ended June 30, 2020. ARPU is determined by dividing revenue for the period by the average customer connections for that period. Our average price per megabit for our installed base of customers is determined by dividing the aggregate monthly recurring fixed charges for those customers by the aggregate committed data rate for the same customers. The decline in on-net ARPU is partly attributed to volume and term based pricing discounts. Additionally, on-net customers who cancel their service from our installed base of customers, in general, have an ARPU that is greater than the ARPU for our new customers due to declining prices primarily for our on-net services sold to our net-centric customers. These trends resulted in the reduction to our on-net ARPU and a 23.4% decline in our average price per megabit for our installed base of customers.

Our off-net revenues increased 0.4% for the six months ended June 30, 2020 from the six months ended June 30, 2019. Our off-net revenues increased as we increased the number of our off-net customer connections by 4.6% at June 30, 2020 from June 30, 2019. Our off-net customer connections increased at a greater rate than our off-net revenue primarily due to the 4.7% decrease in our off-net ARPU.

Network Operations Expenses. Network operations expenses include the costs of personnel associated with service delivery, network management and customer support, network facilities costs, fiber and equipment maintenance fees, leased circuit costs, access and facilities fees paid to building owners and excise taxes billed to our customers and recorded on a gross basis. Non-cash equity-based compensation expense is included in network operations expenses consistent with the classification of the employee’s salary and other compensation. Our network operations expenses, including non-cash equity-based compensation expense, increased 1.2% for the six months ended June 30, 2020 from the six months ended June 30, 2019. We incurred the cost of being connected to 4.8% more customer connections and 117, or 4.3%, more on-net buildings as of June 30, 2020 compared to June 30, 2019 that was partially offset by price reductions in certain circuit costs and fewer operating leases for fiber and the impact of a renewal of an IRU fiber lease agreement. Under the accounting for the IRU lease renewal, the future minimum lease payments were capitalized as a finance lease and right-of-use leased asset totaling $34.0 million. The $1.8 million of quarterly maintenance and co-location fees under the IRU agreement were previously accounted for as network operations expenses.

Selling, General, and Administrative (“SG&A”) Expenses. Our SG&A expenses, including non-cash equity-based compensation expense, increased by 6.8% for the six months ended June 30, 2020 from the six months ended June 30, 2019. Non-cash equity-based compensation expense is included in SG&A expenses consistent with the classification of the employee’s salary and other compensation and was $10.6 million for the six months ended June 30, 2020 and $8.3 million for the six months ended June 30, 2019. SG&A expenses increased primarily from an increase in salaries and related costs required to support our expansion and the increase in our sales efforts. Our sales force headcount increased from 656 at June 30, 2019 to 716 at June 30, 2020, our quota bearing sales force increased from 519 at June 30, 2019 to 572 at June 30, 2020 and our total headcount increased from 1,026 at June 30, 2019 to 1,083 at June 30, 2020.

Depreciation and Amortization Expenses. Our depreciation and amortization expense decreased by 2.1% for the six months ended June 30, 2020 from the six months ended June 30, 2019. The decrease is primarily due to certain deployed fixed assets becoming fully depreciated.

Interest Expense and Loss on Debt Extinguishment & Redemption. Interest expense resulted from interest incurred on our $445.0 million of senior secured notes (“2022 Notes”), interest incurred on our $189.2 million of senior unsecured notes (“2021 Notes”), interest on our installment payment agreement, interest on our finance lease obligations and interest on our €350.0 million ($393.0 million) aggregate principal amount of 4.375% senior unsecured notes (“2024 Notes’). We issued €215.0 million of our 2024 Notes in June 2020 and €135.0 million of our 2024 Notes in June 2019. We redeemed our 2021 Notes in June 2020 at par value resulting in a loss on debt extinguishment of $0.6 million in the six months ended June 30, 2020. Our interest expense increased by 13.6% for the six months ended June 30, 2020 from the six months ended June 30, 2019 primarily due to an increase in our finance lease obligations and the issuances of our 2024 Notes.

Realized gain and unrealized gain (loss) on foreign exchange – 2024 Notes. In June 2020, we completed an offering of our €215.0 million principal amount of 2024 Notes. In June 2019, we completed an offering of our €135.0 million principal amount of 2024 Notes. Our 2024 Notes bear interest at a rate of 4.375% per annum. Interest began to accrue on our 2024 Notes issued in June 2020 on June 4, 2020 and interest began to accrue on our 2024 Notes issued in June 2019 on June 25, 2019. In June 2020 our €215.0 million 2024 Notes were issued at a Euro to USD rate of $1.112. We received proceeds in USD on the 2024 Notes on June 9, 2020 at a Euro to USD rate of $1.133 resulting in a realized gain on foreign exchange of $2.5 million. Our 2024 Notes were issued in Euros and are reported in our reporting currency – US Dollars. As of June 30, 2020 our 2024 Notes were valued at $393.0 million. Our unrealized (loss) gain on foreign exchange on our 2024 Notes from converting our 2024 Notes into USD was $(0.5) million for the three months ended June 30, 2020 and $0.2 million for the three months ended June 30, 2019. We do not enter into hedges for our foreign currency obligations.

Income Tax Provision. Our income tax provision was $6.3 million for the six months ended June 30, 2020 and $6.6 million for the six months ended June 30, 2019. The change in our income tax provision is primarily related to changes in our taxable income.

Buildings On-net. As of June 30, 2020 and 2019, we had a total of 2,854 and 2,737 on-net buildings connected to our network, respectively. The increase in on-net buildings was a result of our disciplined network expansion program. We anticipate adding a similar number of buildings to our network for the next several years.

Liquidity and Capital Resources

As our business has grown as a result of an increasing customer base, broader geographic coverage and increased traffic, we have produced a growing level of operating cash flow. As a result of the operating leverage of our network, our annual capital expenditures as measured as a percentage of revenues has fallen over the last decade. We have also had increasing success in raising capital by issuing notes and arranging financing and leases that have had a lower cost and more flexible terms. The combination of this improved operating performance and access to capital has enhanced our financial flexibility and increased our ability to make distributions to shareholders in the form of cash dividends or through share repurchases. Since our initial public offering, we have returned over $820 million to shareholders through share repurchases and dividends. We intend on continuing to assess our capital and liquidity needs and where appropriate return capital to shareholders.

In assessing our liquidity, management reviews and analyzes our current cash balances, accounts receivable, accounts payable, accrued liabilities, capital expenditure commitments, and required finance lease and debt payments and other obligations.

We or our affiliates may, at any time and from time to time, seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity or debt, in open-market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

In light of the economic uncertainties associated with the COVID-19 pandemic, our executive officers and Board have continued to carefully monitor our liquidity and cash requirements. Based on current circumstances, we plan to continue our current dividend policy. Given uncertainties regarding the duration of the pandemic and timing for economic recovery, we will continue to monitor our capital spending. As we do each year, we will continue to monitor our future sources and uses of cash, and anticipate that we will make adjustments to our capital allocation strategies when, as and if determined by our Board of Directors.

Impact of COVID-19 on Our Liquidity and Operating Performance

In late March 2020, we adopted a mandatory work-from-home policy through which we required all employees to work from home and follow shelter in place guidelines issued by state and local authorities. We believe we have been able to continue to operate effectively with the use of laptops, remote connectivity and the continued support of our critical support employees. Further, we severely curtailed all business travel and adopted new safety procedures for our on-site technical personnel and customers accessing our data centers. While we are contemplating a voluntary return to in-office presence for a small number of our offices, we expect to continue to have the vast majority of our workforce to work remotely for the foreseeable future. We believe the policies followed by our workforce and the support provided by our IT and other groups has enabled our employees to continue to perform tasks and activities that are essential for the operation of our network, our sales and marketing efforts and other support functions.

We experienced some delays with respect to the installation of new services in March 2020 when certain multi-tenant office buildings were closed to our personnel. We worked with local authorities and building owners to categorize our employees as essential workers who need priority access to buildings. We believe that our disruption in access to buildings was effectively mitigated throughout our second quarter.

In April and May 2020, we waived late fees for customers who were unable to pay their bills due to the pandemic. We have not encountered any material change in the payment profile of our customers or seen any significant increase in customer turnover since the beginning of the pandemic. There can be no assurance that we will continue to experience normal operations as economic dislocations may adversely affect our customers and may lead to higher customer turnover, bad debt expense and lower revenue and profitability.

During the second quarter of 2020, the impact of the COVID-19 pandemic on our business remained limited. We saw a decrease in sales representative productivity, particularly in sales to corporate customers. Traffic on our network continued to grow at an accelerated rate compared to our historical growth rates, but at a slower rate of growth as compared to the end of the first quarter of 2020.

We continue to operate with a high level of liquidity and as of June 30, 2020 we had cash and cash equivalents of approximately $417.0 million. Due to uncertain market conditions in March 2020 we applied for and received from the Small Business Administration a Paycheck Protection Program (“PPP”) loan, as established by Section 1102 of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). We received those funds on April 16, 2020. Following changes to the criteria for PPP loans and greater clarity surrounding the public capital market, we repaid the entire loan on April 30, 2020. We have received no other financial support from any governmental body in any of the countries we operate to date.

Shortly after COVID-19 began its rapid spread around the world, domestic and worldwide capital markets ceased operating for a short period. While they have remained unstable or unpredictable since then, particularly for non-investment grade issuers, legislative bodies and reserve banks have taken various actions in response to the pandemic that have impacted the capital markets, and we expect that these efforts may continue. In June 2020, we issued an additional €215 million of our 4.375% Senior Notes due 2024. COVID-19 did not impact our credit rating, nor do we believe that it materially changed our cost of capital. We believe we are able to timely service our debt obligations and will not require any concessions to do so. We believe we will have access to additional capital from a variety of sources including our vendor facility and the public capital markets for debt and equity.

Cash Flows

The following table sets forth our consolidated cash flows.

	Six months ended
	June 30,
(in thousands)	2020	2019
Net cash provided by operating activities	$69,769	$69,269
Net cash used in investing activities	(26,796)	(25,008)
Net cash (used in) provided by financing activities	(25,257)	88,961
Effect of exchange rates changes on cash	(112)	(36)
Net increase in cash and cash equivalents	$17,604	$133,186

Net Cash Provided by Operating Activities. Our primary sources of operating cash are receipts from our customers who are billed on a monthly basis for our services. Our primary uses of operating cash are payments made to our vendors, employees and interest payments made to our finance lease vendors and our note holders. Our changes in cash provided by operating activities are primarily due to changes in our operating profit. Cash provided by operating activities for the six months ended June 30, 2020 and 2019 includes interest payments on our note obligations of $27.5 million and $17.3 million, respectively.

Net Cash Used In Investing Activities. Our primary use of cash for investing activities is for purchases of property and equipment. Purchases of property and equipment were $26.8 million and $25.0 million for the six months ended June 30, 2020 and 2019, respectively. The changes in purchases of property and equipment are primarily due to the timing and scope of our network expansion activities including geographic expansion and adding buildings to our network.

Net Cash (Used in) Provided by Financing Activities. Our primary uses of cash for financing activities are for principal payments under our finance lease obligations, debt obligations, and our installment payment agreement, purchases of our common stock and dividend payments. Principal payments under our finance lease obligations were $9.9 million and $5.0 million for the six months ended June 30, 2020 and 2019, respectively. Principal payments under our installment payment agreement were $5.1 million and $4.8 million for the six months ended June 30, 2020 and 2019, respectively. During the six months ended June 30, 2020 and 2019 we paid $62.3 million and $54.3 million, respectively, for our quarterly dividend payments. In June 2019 we completed an offering of €135.0 million of our 2024 Notes. The net proceeds from the offering, after deducting offering expenses, were $152.1 million. In June 2020 we completed an offering of €215.0 million of our 2024 Notes. The net proceeds from the offering, after deducting offering expenses, were $240.3 million. In June 2020 we redeemed our $189.2 million of our 2021 Notes at par value.

Cash Position and Indebtedness

Our total cash and cash equivalents at June 30, 2020 were $417.0 million. We believe this level of liquidity reduces our exposure to refinancing risk, potential underperformance of the business or other unforeseen challenges and enhances our ability to pursue acquisitions or operating opportunities. We intend upon holding levels of cash and cash equivalents in the future in order to enhance our ability to fund operations, refinance indebtedness and make dividend payments to our shareholders.

Our total indebtedness at June 30, 2020, at par value, was $1.1 billion. Our total indebtedness at June 30, 2020 includes $203.8 million of finance lease obligations for dark fiber under long term IRU agreements.

Summarized Financial Information of Holdings

Holdings is not a restricted subsidiary as defined under the indentures governing our 2022 Notes and 2024 Notes. Holdings is a guarantor under these notes. Under the indentures we are required to disclose financial information of Holdings including its assets, liabilities and its operating results (“Holdings Financial Information”). The Holdings Financial Information as of and for the six months ended June 30, 2020 is detailed below (in thousands).

June 30, 2020
(Unaudited)
Cash and cash equivalents	$166,497
Accrued interest receivable	13
Total assets	$166,510

Investment from subsidiaries	$315,269
Common stock	47
Accumulated deficit	(148,806)
Total equity	$166,510

Six Months
Ended
June 30, 2020
(Unaudited)
Equity-based compensation expense	$12,224
Interest income	458
Net loss	$(11,766)

Common Stock Buyback Program

Our Board of Directors has approved purchases of our common stock under a buyback program (the “Buyback Program”). There were no purchases of our common stock in the three and six months ended June 30, 2020 and June 30, 2019. As of June 30, 2020, there was a total of $34.9 million available under the Buyback Program which is authorized to continue through December 31, 2020.

Dividends on Common Stock and Return of Capital Program

Dividends are recorded as a reduction to retained earnings. On August 5, 2020, our Board of Directors approved the payment of our quarterly dividend of $0.705 per common share. This estimated $32.2 million dividend payment is expected to be paid on September 4, 2020.

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

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments included in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2019 except as follows.

In June 2020, Group completed an offering of €215.0 million principal amount of our 2024 Notes at 99.5% of par value. The net proceeds from the offering, after deducting offering expenses, were $240.3 million. We expect to use the remaining proceeds, after repayment of our 2021 Notes, for general corporate purposes including the repurchase of our common stock or for special or recurring dividends to our stockholders. The 2024 Notes bear interest at a rate of 4.375% per annum. Interest on the 2024 Notes is paid semi-annually in arrears on June 30 and December 30 of each year. Unless earlier redeemed, the 2024 Notes will mature on June 30, 2024.

In June 2020, Group redeemed its $189.2 million of its 5.625% senior unsecured 2021 Notes with the proceeds from its June 2020 issuance of €215.0 million of 2024 Notes. Group redeemed its 2021 Notes at a redemption price of 100.00% of the $189.2 million principal amount thereof plus $1.6 million of accrued interest. As a result of this transaction we incurred a loss on debt extinguishment and redemption of $0.6 million resulting from the amortization of the remaining unamortized notes cost plus certain transaction expenses.

In July 2020 we entered into an agreement to purchase network equipment for a three-year period ending in July 2023. Under the agreement we are required to purchase $35.0 million of network equipment exclusively from the vendor per year of which $20.0 million has been ordered and $6.8 million has shipped.

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

Critical Accounting Policies and Significant Estimates

Management believes that as of June 30, 2020, there have been no material changes to our critical accounting policies and significant estimates from those listed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2019.

ITEM 3.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management believes that as of June 30, 2020, there have been no material changes to our exposures to market risk from those disclosed in Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” of our annual report on Form 10-K for the year ended December 31, 2019.

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

ITEM 1A.RISK FACTORS

The risk factors presented below supplement the risk factors previously disclosed in Item 1A “Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2019 and our quarterly report on Form 10-Q for the quarter ended March 31, 2020.

The impact of the spread of COVID-19 continues to create significant uncertainty for our business, financial condition and results of operations.

The extent of the impact of the COVID-19 pandemic on our business and financial results will continue to depend on numerous evolving factors that we are not able to accurately predict and which will vary by market. We provide services in 46 countries, most located in regions significantly impacted by COVID-19.

The extent to which COVID-19 will ultimately impact our results, including its impact on demand for our products and services and related impacts upon network usage, the ability of our customers to continue to pay in a timely manner, the impact on other third parties upon which our operations, financial performance and liquidity are materially reliant, is dependent on future developments, which are uncertain and unpredictable. Such future uncertain and unpredictable developments include the duration and scope of the pandemic, governmental actions that have been taken, or may be taken in the future, in response to the pandemic, and global economic conditions during and after the pandemic.

●	The duration and scope of the pandemic. COVID-19 has rapidly spread globally, and it is not yet known (i) if and when the current pandemic will abate in existing areas, (ii) whether additional outbreaks may arise in areas that have not experienced outbreaks or areas that have successfully addressed past outbreaks, (iii) whether current measures being taken to mitigate the effects of the pandemic will be successful, and (iv) whether or when vaccines will be developed for COVID-19.

●	The response of governmental and nongovernmental authorities. Authorities in many of the markets in which we operate have implemented numerous measures to stall the spread and ameliorate the impact of COVID-19, including travel bans and restrictions, quarantines, curfews, shelter in place and stay-at-home orders, business shutdowns and closures, and have also implemented multi-step polices with the goal of re-opening these markets. These measures have impacted and continue to impact us, our employees, customers, suppliers and other third parties with whom we do business. The areas in which we operate are in varying stages of restrictions or re-opening. Some jurisdictions have re-opened while other jurisdictions have begun re-opening only to return to restrictions in the face of increases in new COVID-19 cases. Considerable uncertainty exists regarding how current and future health and safety measures implemented in response to the pandemic will impact our business, including whether such measures will result in further changes in demand for our services, impair our ability to access buildings to install our services or maintain our network or impact our supply chain. The continuing impact of existing or new mandates, restrictions, laws or regulations could have a material adverse impact on our operations and the operations of our customers or others with which we do business.

●	Impacts on economic and market conditions. COVID-19 has created significant disruption to economies worldwide. These disruptions continued to affect us through the second quarter of 2020. We expect these changes will (i) limit or restrict our ability to conduct normal business activities with customers, vendors, suppliers or others with whom we do business; (ii) limit or reduce demand for our services; (iii) impact the financial condition of our customers which can result in an inability to pay for our services or order new services; (iv) impact the ability of our suppliers to provide the equipment necessary to augment and maintain our network; (v) limit our ability to acquire, build or light fiber necessary to expand our network; (vi) continue to result in changes in spending patterns or reduced demand for our services, and (vii) otherwise render it more difficult or impossible to implement our operational or strategic plans.

Protective measures we have implemented to protect for our workforce from the COVID-19 virus may not be effective and may expose us to additional risks.

We have taken measures to protect our workforce and minimize their exposure to the COVID-19 virus, such as requiring our entire workforce to work remotely whenever possible, establishing safety procedures for our on-site technical personnel and severely curtailing all business travel. As a result, we have incurred increased costs as a result of COVID-19, such as one-time costs associated with the provision of laptops to all employees as well as the recurring costs of obtaining and maintaining adequate supplies and other sanitizing equipment for our offices, should future conditions permit a return to the office.

If a significant percentage of our workforce is unable to work, including because of illness, facility closures, quarantine, curfews, shelter in place orders, travel restrictions, social distancing requirements or other governmental restrictions or voluntarily adopted practices, our operations will be negatively impacted. As we consider a future return to our offices, even on a strictly voluntary basis, compliance with governmental measures imposed in response to COVID-19 has caused and will continue to cause us to incur additional costs, and any inability to comply with such measures may subject us to restrictions on our business activities, fines, and other penalties, any of which can adversely affect our business.

In addition, the shift to our workforce working remotely has amplified certain risks to our business, including increased demand on our information technology resources and systems, increased phishing and other cybersecurity attacks as cybercriminals try to exploit the uncertainty surrounding the COVID-19 pandemic, and an increase in the number of points of potential attack, such as laptops and mobile devices (both of which are now being used in increased numbers), to be secured, and any failure to effectively manage these risks, including to timely identify and appropriately respond to any cyberattacks, may adversely affect our business.

ITEM 2.              UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Board of Directors has authorized a plan to permit the repurchase of our common stock in negotiated and open market transactions through December 31, 2020. We may purchase shares from time to time depending on market, economic, and other factors. There were no purchases of our common stock during the second quarter of 2020.

ITEM 6.              EXHIBITS.

(a)Exhibits

Exhibit Number	Description
4.1

Indenture, dated as of June 3, 2020, among Cogent Communications Finance, Inc., Wilmington Trust, National Association, as trustee, Deutsche Bank AG, London Branch, as paying agent, and Deutsche Bank Trust Company Americas, as authentication agent and registrar (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on June 9, 2020 (File No. 000-51829)).

4.2	Form of 4.375% Senior Notes due 2024 (incorporated by reference to Exhibit A to Exhibit 4.2 of the Company's Current Report on Form 8-K filed on June 9, 2020 (File No. 000-51829)).
4.3

Indenture, dated as of June 25, 2019, among Cogent Communications Group, Inc., the guarantors named therein, Wilmington Trust, National Association, as trustee, Deutsche Bank AG, London Branch, as paying agent, and Deutsche Bank Luxembourg S.A., as authentication agent and registrar (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on June 26, 2019 (File. No. 000-51829)).

4.4

First Supplemental Indenture to the Temporary Indenture, dated as of June 10, 2020, between Cogent Communications Group, Inc. and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on June 10, 2020 (File No. 000-51829)).

4.5	Form of 4.375% Senior Notes due 2024 (incorporated by reference to Exhibit A to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on June 10, 2020 (File No. 000-51829)).
4.6

First Supplemental Indenture to the Base Indenture, dated as of June 10, 2020, among Cogent Communications Group, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K filed on June 10, 2020 (File No. 000-51829)).

31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer (furnished herewith)
32.2	Certification of Chief Financial Officer (furnished herewith)
101.1

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline Extensible Business Reporting Language (iXBRL), include: (i) the Condensed Consolidated Statements of Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (filed herewith).

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the iXBRL document).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 6, 2020	COGENT COMMUNICATIONS HOLDINGS, INC.

	By:	/s/ David Schaeffer
		Name:	David Schaeffer
		Title:	Chief Executive Officer

Date: August 6, 2020	By:	/s/ Sean Wallace
		Name:	Sean Wallace
		Title:	Chief Financial Officer