Form 10-Q
period 2020-09-30
COGENT COMMUNICATIONS HOLDINGS, INC.
filed 2020-11-05
CIK 1158324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2020

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

Common Stock, $.001 par value 47,251,320 Shares Outstanding as of October 31, 2020

INDEX

	PART I
	FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Condensed Consolidated Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets of Cogent Communications Holdings, Inc., and Subsidiaries as of September 30, 2020 (Unaudited) and December 31, 2019	3
	Condensed Consolidated Statements of Comprehensive Income of Cogent Communications Holdings, Inc., and Subsidiaries for the Three Months Ended September 30, 2020 and September 30, 2019 (Unaudited)	4
	Condensed Consolidated Statements of Comprehensive Income of Cogent Communications Holdings, Inc., and Subsidiaries for the Nine Months Ended September 30, 2020 and September 30, 2019 (Unaudited)	5
	Condensed Consolidated Statements of Cash Flows of Cogent Communications Holdings, Inc., and Subsidiaries for the Nine Months Ended September 30, 2020 and September 30, 2019 (Unaudited)	6
	Notes to Interim Condensed Consolidated Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31
Item 4.	Controls and Procedures	32

	PART II
	OTHER INFORMATION

Item 1.	Legal Proceedings	33
Item 1A	Risk Factors	33
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 6.	Exhibits	35
SIGNATURES		36
CERTIFICATIONS

PART I FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2020 AND DECEMBER 31, 2019

(IN THOUSANDS, EXCEPT SHARE DATA)

	September 30,	December 31,
	2020	2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$393,293	$399,422
Accounts receivable, net of allowance for credit losses of $2,204 and $1,771, respectively	42,053	40,484
Prepaid expenses and other current assets	40,007	35,822
Total current assets	475,353	475,728
Property and equipment, net	421,251	368,929
Right-of-use leased assets	90,400	73,460
Deposits and other assets	13,910	14,007
Total assets	$1,000,914	$932,124

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,983	$11,075
Accrued and other current liabilities	47,714	51,301
Installment payment agreement, current portion, net of discounts of $245 and $350, respectively	8,292	9,063
Current maturities, operating lease liabilities	12,006	10,101
Current maturities, finance lease obligations	15,252	8,154
Total current liabilities	95,247	89,694
Senior secured 2022 notes, net of unamortized debt costs of $1,267 and $1,897, respectively and including premiums of $656 and $985, respectively	444,389	444,088
Senior unsecured 2024 Euro notes, net of unamortized debt costs of $3,166 and $1,410, respectively and net of discounts of $1,164 and $0, respectively	406,034	150,001
Senior unsecured 2021 notes, net of unamortized debt costs of $857	—	188,368
Operating lease liabilities, net of current maturities	101,447	86,690
Finance lease obligations, net of current maturities	197,688	161,635
Other long term liabilities	16,800	15,327
Total liabilities	1,261,605	1,135,803
Commitments and contingencies:
Stockholders’ equity:
Common stock, $0.001 par value; 75,000,000 shares authorized; 47,284,336 and 46,840,434 shares issued and outstanding, respectively	47	47
Additional paid-in capital	513,454	493,178
Accumulated other comprehensive income — foreign currency translation	(7,498)	(12,326)
Accumulated deficit	(766,694)	(684,578)
Total stockholders’ deficit	(260,691)	(203,679)
Total liabilities and stockholders’ deficit	$1,000,914	$932,124

The accompanying notes are an integral part of these condensed consolidated balance sheets.

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 AND SEPTEMBER 30, 2019

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months	Three Months
	Ended	Ended
	September 30, 2020	September 30, 2019
	(Unaudited)	(Unaudited)
Service revenue	$142,302	$136,942
Operating expenses:
Network operations (including $346 and $282 of equity-based compensation expense, respectively, exclusive of depreciation and amortization shown separately below)	54,519	55,253
Selling, general, and administrative (including $6,176 and $4,515 of equity-based compensation expense, respectively)	39,722	35,971
Depreciation and amortization	21,619	20,006
Total operating expenses	115,860	111,230
Loss on finance leases amendment	(505)	—
Gains on equipment transactions	99	87
Operating income	26,036	25,799
Interest expense	(15,760)	(15,191)
Unrealized foreign exchange (loss) gain on 2024 Euro Notes	(17,315)	6,162
Interest income and other, net	484	2,185
(Loss) income before income taxes	(6,555)	18,955
Income tax benefit (provision)	1,600	(5,254)
Net (loss) income	$(4,955)	$13,701

Comprehensive income:
Net (loss) income	$(4,955)	$13,701
Foreign currency translation adjustment	5,408	(4,709)
Comprehensive income	$453	$8,992

Net (loss) income per common share:
Basic net (loss) income per common share	$(0.11)	$0.30
Diluted net (loss) income per common share	$(0.11)	$0.30
Dividends declared per common share	$0.705	$0.620

Weighted-average common shares - basic	45,815,718	45,438,656

Weighted-average common shares - diluted	45,815,718	46,019,691

The accompanying notes are an integral part of these condensed consolidated statements.

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND SEPTEMBER 30, 2019

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2020	September 30, 2019
	(Unaudited)	(Unaudited)
Service revenue	$424,205	$405,866
Operating expenses:
Network operations (including $903 and $688 of equity-based compensation expense, respectively, exclusive of depreciation and amortization shown separately below)	164,326	163,811
Selling, general, and administrative (including $16,776 and $12,832 of equity-based compensation expense, respectively)	119,232	110,396
Depreciation and amortization	61,022	60,246
Total operating expenses	344,580	334,453
Loss on finance lease amendments	(423)	—
Gains on equipment transactions	343	808
Operating income	79,545	72,221
Interest expense	(46,481)	(42,243)
Realized foreign exchange gain on issuance of 2024 Euro Notes	2,547	—
Unrealized (loss) gain on foreign exchange on 2024 Euro Notes	(17,827)	6,339
Interest income and other, net	430	5,588
Loss on debt extinguishment and redemption- 2021 Notes	(638)	—
Income before income taxes	17,576	41,905
Income tax provision	(4,740)	(11,851)
Net income	$12,836	$30,054

Comprehensive income:
Net income	$12,836	$30,054
Foreign currency translation adjustment	4,828	(4,748)
Comprehensive income	$17,664	$25,306

Net income per common share:
Basic net income per common share	$0.28	$0.66
Diluted net income per common share	$0.28	$0.65

Dividends declared per common share	$2.045	$1.800

Weighted-average common shares - basic	45,818,677	45,428,305

Weighted-average common shares - diluted	46,598,870	45,948,331

The accompanying notes are an integral part of these condensed consolidated statements.

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND SEPTEMBER 30, 2019

(IN THOUSANDS)

	Nine months	Nine months
	Ended	Ended
	September 30, 2020	September 30, 2019
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$12,836	$30,054
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61,022	60,246
Amortization of debt costs, discounts and premiums	1,426	1,328
Equity-based compensation expense (net of amounts capitalized)	17,679	13,520
Loss on debt extinguishment and redemption – 2021 Notes	638	—
Unrealized losses (gains) on foreign exchange	17,281	(6,305)
Realized foreign exchange gain on issuance of 2024 Notes	(2,547)	—
Gains - equipment transactions and other, net	80	(131)
Deferred income taxes	2,100	9,285
Changes in operating assets and liabilities:
Accounts receivable	(1,102)	(43)
Prepaid expenses and other current assets	(3,253)	(4,862)
Accounts payable, accrued liabilities and other long-term liabilities	(2,783)	1,350
Deposits and other assets	(628)	(1,730)
Net cash provided by operating activities	102,749	102,712
Cash flows from investing activities:
Purchases of property and equipment	(40,092)	(37,059)
Net cash used in investing activities	(40,092)	(37,059)
Cash flows from financing activities:
Dividends paid	(94,952)	(82,871)
Purchases of common stock	(270)	—
Redemption and extinguishment of 2021 Notes	(189,225)	—
Net proceeds from issuance of senior unsecured 2024 Euro Notes - net of debt costs of $2,137 and $1,556, respectively	240,285	152,128
Principal payments on installment payment agreement	(7,855)	(7,348)
Principal payments of finance lease obligations	(19,392)	(7,035)
Proceeds from exercises of stock options	1,175	1,270
Net cash (used in) provided by financing activities	(70,234)	56,144
Effect of exchange rates changes on cash	1,448	(1,619)
Net (decrease) increase in cash and cash equivalents	(6,129)	120,178
Cash and cash equivalents, beginning of period	399,422	276,093
Cash and cash equivalents, end of period	$393,293	$396,271
Supplemental disclosure of non-cash investing and financing activities:
Non-cash component of network equipment obtained in exchange transactions	$310	$771
PP&E obtained for installment payment agreement	$5,771	$8,945
Finance lease obligations incurred	$61,504	$11,342
Fair value of equipment acquired in leases	$536	$1,207

The accompanying notes are an integral part of these condensed consolidated statements.

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Description of the business and recent developments:

Reorganization and merger

On May 15, 2014, pursuant to the Agreement and Plan of Reorganization (the “Merger Agreement”) by and among Cogent Communications Group, Inc. (“Group”), a Delaware corporation, Cogent Communications Holdings, Inc., a Delaware corporation (“Holdings”) and Cogent Communications Merger Sub, Inc., a Delaware corporation, Group adopted a new holding company organizational structure whereby Group is now a wholly owned subsidiary of Holdings. Holdings is a “successor issuer” to Group pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). References to the “Company” for events that occurred prior to May 15, 2014 refer to Cogent Communications Group, Inc. and its subsidiaries and on and after May 15, 2014 the “Company” refers to Cogent Communications Holdings, Inc. and its subsidiaries. Group and its subsidiaries represent the operating subsidiaries of Cogent and the vast majority of Cogent's assets, contractual arrangements, and operations are executed by Group and its subsidiaries.

Description of business

We are a facilities-based provider of low-cost, high-speed Internet access, private network services, and data center colocation space. Our network is specifically designed and optimized to transmit packet switched data. We deliver our services primarily to small and medium-sized businesses, communications service providers and other bandwidth-intensive organizations in 47 countries across North America, Europe, Asia, South America, Australia and Africa. We are a Delaware corporation and we are headquartered in Washington, DC.

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

We provide our on-net Internet access and private network services to our corporate and net-centric customers. Our corporate customers are located in multi-tenant office buildings and typically include law firms, financial services firms, advertising and marketing firms as well as health care providers, educational institutions and other professional services businesses. Our net-centric customers include bandwidth-intensive users which leverage our network to either deliver content to end users or to provide access to residential or commercial internet users. Content delivery customers include over the top (“OTT”) media service providers, content delivery networks, web hosting companies, and commercial content and application software providers. Access customers include over 7,200 access networks comprised of other Internet access providers, telephone companies, and cable television companies that collectively provide internet access to a substantial number of broadband subscribers across the world. These net-centric customers generally receive our services in carrier neutral colocation facilities and in our data centers. We operate data centers throughout North America and Europe that allow our customers to collocate their equipment and access our network.

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

Financial instruments

At September 30, 2020, the carrying amount of cash and cash equivalents, accounts receivable, prepaid and other current assets, accounts payable and accrued expenses approximated fair value because of the short-term nature of these instruments. The Company measures its cash equivalents at amortized cost, which approximates fair value based upon quoted market prices (Level 1). Based upon recent trading prices (Level 2— market approach) at September 30, 2020 the fair value of the Company’s $445.0 million senior secured notes was $455.0 million and the fair value of the Company’s €350.0 million Euro ($410.4 million USD) senior unsecured notes was $416.5 million.

Gross receipts taxes, universal service fund and other surcharges

Revenue recognition standards include guidance relating to taxes or surcharges assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer and may include, but are not limited to, gross receipts taxes, excise taxes, Universal Service Fund fees and certain state regulatory fees. Such charges may be presented gross or net based upon the Company’s accounting policy election. The Company records certain excise taxes and surcharges on a gross basis and includes them in its revenues and costs of network operations. Excise taxes and surcharges billed to customers and recorded on a gross basis (as service revenue and network operations expense) were $3.9 million and $4.0  million for the three months ended September 30, 2020 and September 30, 2019, respectively, and $10.9 million and $10.6 million for the nine months ended September 30, 2020 and September 30, 2019, respectively.

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

The following details the determination of diluted weighted average shares:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Weighted average common shares - basic	45,815,718	45,438,656	45,818,677	45,428,305
Dilutive effect of stock options	—	34,593	99,581	32,179
Dilutive effect of restricted stock	—	546,442	680,612	487,847
Weighted average common shares - diluted	45,815,718	46,019,691	46,598,870	45,948,331

The following details unvested shares of restricted common stock as well as the anti-dilutive effects of stock options and restricted stock awards outstanding:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Unvested shares of restricted common stock	1,472,572	1,379,446	1,472,572	1,379,446
Anti-dilutive options for common stock	87,214	37,606	24,453	50,928
Anti-dilutive shares of restricted common stock	925,866	—	191	50,292

Stockholders’ Deficit

The following details the changes in stockholders’ deficit for the three and nine months ended September 30, 2020 and September 30, 2019 (in thousands except share amounts):

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance at June 30, 2020	47,279,201	$47	$506,391	$(12,906)	$(729,082)	$(235,550)
Forfeitures of shares granted to employees	(4,932)	—	—	—	—	—
Equity-based compensation	—	—	7,147	—	—	7,147
Foreign currency translation	—	—	—	5,408	—	5,408
Issuances of common stock	10,500	—	—	—	—	—
Exercises of options	4,134	—	185	—	—	185
Common stock purchases and retirement	(4,567)	—	(269)	—	—	(269)
Dividends paid	—	—	—	—	(32,657)	(32,657)
Net loss	—	—	—	—	(4,955)	(4,955)
Balance at September 30, 2020	47,284,336	$47	$513,454	$(7,498)	$(766,694)	$(260,691)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance at June 30, 2019	46,806,370	$47	$481,734	$(10,967)	$(647,404)	$(176,590)
Forfeitures of shares granted to employees	(4,508)	—	—	—	—	—
Equity-based compensation	—	—	5,311	—	—	5,311
Foreign currency translation	—	—	—	(4,709)	—	(4,709)
Issuances of common stock	10,572	—	—	—	—	—
Exercises of options	9,152	—	351	—	—	351
Dividends paid	—	—	—	—	(28,565)	(28,565)
Net income	—	—	—	—	13,701	13,701
Balance at September 30, 2019	46,821,586	$47	$487,396	$(15,676)	$(662,268)	$(190,501)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance at December 31, 2019	46,840,434	$47	$493,178	$(12,326)	$(684,578)	$(203,679)
Forfeitures of shares granted to employees	(42,212)	—	—	—	—	—
Equity-based compensation	—	—	19,371	—	—	19,371
Foreign currency translation	—	—	—	4,828	—	4,828
Issuances of common stock	465,530	—	—	—	—	—
Exercises of options	25,151	—	1,174	—	—	1,174
Common stock purchases and retirement	(4,567)	—	(269)	—	—	(269)
Dividends paid	—	—	—	—	(94,952)	(94,952)
Net income	—	—	—	—	12,836	12,836
Balance at September 30, 2020	47,284,336	$47	$513,454	$(7,498)	$(766,694)	$(260,691)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance at December 31, 2018	46,336,499	$46	$471,331	$(10,928)	$(609,451)	$(149,002)
Forfeitures of shares granted to employees	(8,394)	—	—	—	—	—
Equity-based compensation	—	—	14,796	—	—	14,796
Foreign currency translation	—	—	—	(4,748)	—	(4,748)
Issuances of common stock	459,550	1	—	—	—	1
Exercises of options	33,931	—	1,269	—	—	1,269
Dividends paid	—	—	—	—	(82,871)	(82,871)
Net income	—	—	—	—	30,054	30,054
Balance at September 30, 2019	46,821,586	$47	$487,396	$(15,676)	$(662,268)	$(190,501)

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

Service revenue recognized from amounts in deferred revenue (contract liabilities) at the beginning of the period during the three months ended September 30, 2020 was $1.6 million and during the three months ended September 30, 2019 was $1.7 million. Service revenue recognized from amounts in deferred revenue (contract liabilities) at the beginning of the period during the nine months ended September 30, 2020 was $3.9  million and during the nine months ended September 30, 2019 was $5.1 million. Amortization expense for contract costs was $4.2  million for the three months ended September 30, 2020 and $4.3 million for the three months ended September 30, 2019. Amortization expense for contract costs was $12.6  million for the nine months ended September 30, 2020 and $13.0  million for the nine months ended September 30, 2019.

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

	Three Months	Three Months
	Ended	Ended
	September 30, 2020	September 30, 2019

Finance lease cost
Amortization of right-of-use assets	$6,382	$4,963
Interest expense on finance lease liabilities	4,804	4,414
Operating lease cost	4,269	3,716
Total lease costs	$15,455	$13,093

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2020	September 30, 2019
Finance lease cost
Amortization of right-of-use assets	$16,117	$14,851
Interest expense on finance lease liabilities	13,794	13,230
Operating lease cost	12,860	10,497
Total lease costs	$42,771	$38,578
Other lease information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$(14,150)	$(12,957)
Operating cash flows from operating leases	(13,785)	(8,443)
Financing cash flows from finance leases	(19,392)	(7,035)
Right-of-use assets obtained in exchange for new finance lease liabilities	61,504	11,342
Right-of-use assets obtained in exchange for new operating lease liabilities	24,866	6,912
Weighted-average remaining lease term — finance leases (in years)	12.3	14.5
Weighted-average remaining lease term — operating leases (in years)	20.4	21.7
Weighted average discount rate — finance leases	10.5%	10.5%
Weighted average discount rate — operating leases	5.4%	5.7%

Finance leases—fiber lease agreements

The Company has entered into lease agreements with numerous providers of dark fiber under indefeasible-right-of use agreements (“IRUs). These IRUs typically have initial terms of 15- 20 years and include renewal options after the initial lease term. The Company establishes the number of renewal option periods used in determining the lease term based upon its assessment at the inception of the lease of the number of option periods for which failure to renew the lease imposes a penalty in such amount that renewal appears to be reasonably certain. The option to renew may be automatic, at the option of the Company or mutually agreed to between the dark fiber provider and the Company. Once the Company has accepted the related fiber route, leases that meet the criteria for treatment as finance leases are recorded as a finance lease obligation and an IRU asset. The interest rate used in determining the present value of the aggregate future minimum lease payments is the Company’s incremental borrowing rate for the reasonably certain lease term. Finance lease assets are included in property and equipment in the Company’s consolidated balance sheets. As of September 30, 2020, the Company had committed to additional dark fiber IRU lease agreements totaling $20.7 million in future payments to be paid over periods of up to 20 years. These obligations begin when the related fiber is accepted, which is generally expected to occur in the next 12 months.

The future minimum payments (principal and interest) under these finance leases are as follows (in thousands):

For the twelve months ending September 30,
2021	$33,471
2022	32,638
2023	31,650
2024	31,753
2025	28,495
Thereafter	225,320
Total minimum finance lease obligations	383,327
Less—amounts representing interest	(170,387)
Present value of minimum finance lease obligations	212,940
Current maturities	(15,252)
Finance lease obligations, net of current maturities	$197,688

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

The future minimum payments under these operating lease agreements are as follows (in thousands):

For the twelve months ending September 30,
2021	$17,579
2022	16,535
2023	15,674
2024	14,198
2025	12,124
Thereafter	103,809
Total minimum operating lease obligations	179,919
Less—amounts representing interest	(66,466)
Present value of minimum operating lease obligations	113,453
Current maturities	(12,006)
Lease obligations, net of current maturities	$101,447

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

		Current-period
	Balance at	Provision for	Write offs	Balance at
	June 30,	Expected Credit	Charged Against	September 30,
Description	2020	Losses	Allowance	2020
Allowance for credit losses (deducted from accounts receivable)
Three months ending September 30, 2020	$2,115	$1,174	$(1,085)	$2,204

		Current-period
	Balance at	Provision for	Write offs	Balance at
	December 31,	Expected Credit	Charged Against	September 30,
Description	2019	Losses	Allowance	2020
Allowance for credit losses (deducted from accounts receivable)
Nine months ending September 30, 2020	$1,771	$3,942	$(3,509)	$2,204

Net bad debt expense for the three months ended September 30, 2020 was $0.8 million which is net of bad debt recoveries of $0.4 million. Net bad debt expense for the nine months ended September 30, 2020 was $3.2 million which is net of bad debt recoveries of $0.8 million.

2.  Property and equipment:

Depreciation and amortization expense related to property and equipment and finance leases was $21.6 million and $20.0 million for the three months ended September 30, 2020, and 2019 respectively, and $61.0 million and $60.2  million for the nine months ended September 30, 2020 and 2019, respectively. The Company capitalized salaries and related benefits of employees working directly on the construction and build-out of its network of $3.0 million and $2.7 million for the three months ended

September 30, 2020 and 2019, respectively, and $8.9 million and $8.0 million for the nine months ended September 30, 2020 and 2019, respectively.

Exchange agreement

In the three and nine months ended September 30, 2020 and 2019, the Company exchanged certain used network equipment and cash consideration for new network equipment. The fair value of the equipment received was estimated to be $0.2 million and $0.3 million for the three months ended September 30, 2020 and 2019, respectively, and $1.1 million and $2.6 million for the nine months ended September 30, 2020 and 2019, respectively. After considering the cash component the transactions resulted in gains of $0.1 million and $0.1 million for the three months ended September 30, 2020 and 2019, respectively, and $0.3 million and $0.8 million for the nine months ended September 30, 2020 and 2019, respectively. The estimated fair value of the equipment received was based upon the cash consideration price the Company pays for the new network equipment on a standalone basis (Level 3).

Installment payment agreement

In March 2015, the Company entered into an installment payment agreement (“IPA”) with a vendor. Under the IPA the Company was allowed to purchase network equipment in exchange for interest free note obligations each with a twenty-four month term until July 2020 when additional borrowings under the IPA expired. There are no payments under each note obligation for the first six months followed by eighteen equal installment payments for the remaining eighteen month term. As of September 30, 2020, and December 31, 2019 there was $10.4 million and $12.5 million, respectively, of note obligations outstanding under the IPA, secured by the related equipment. The Company recorded the assets purchased and the net present value of the note obligation utilizing an imputed interest rate. The resulting discount was $0.3 million and $0.4 million as of September 30, 2020 and December 31, 2019, respectively, and is being amortized over the note term using the effective interest rate method.

3.  Long-term debt:

The Company has $445.0 million of senior secured notes (the "2022 Notes") and €350.0 million ($410.4 million USD as of September 30, 2020) of senior unsecured notes (the "2024 Notes") outstanding. The 2022 Notes are due on March 1, 2022 and bear interest at a rate of 5.375% per year. Interest on the 2022 Notes is paid semi-annually on March 1 and September 1. The 2024 Notes are due on June 30, 2024 and bear interest at a rate of 4.375% per year. Interest on the 2024 Notes is paid semi-annually on June 30 and December 30.

2024 Notes issuances

In June 2020, Group completed an offering of €215.0 million aggregate principal amount of 4.375% senior unsecured notes. The net proceeds from the June 2020 offering, after deducting offering expenses, were $240.3 million. In June 2019, Group completed an offering of €135.0 million aggregate principal amount of 4.375% senior unsecured notes. The net proceeds from the June 2019 offering, after deducting offering expenses, were $152.1 million. The Company expects to use the proceeds from these offerings for general corporate purposes, to repay debt obligations, to repurchase the Company’s common stock or for special or recurring dividends to the Company’s stockholders.

The 2024 Notes bear interest at a rate of 4.375% per annum. Interest began to accrue on the 2024 Notes issued in June 2020, on June 4, 2020 and interest began to accrue on the 2024 Notes issued in June 2019 on June 25, 2019. Interest is paid semi-annually in arrears on June 30 and December 30 of each year. Unless earlier redeemed, the 2024 Notes will mature on June 30, 2024. The June 2020 issuance of €215.0 million 2024 Notes were issued at a discount of 99.5% for €213.9 million Euros ($240.0 million USD) on June 3, 2020 at a Euro to USD rate of $1.112. The discount is amortized to interest expense to the maturity date under the effective interest rate method. The Company received proceeds in USD on the June 2020 2024 Notes on June 9, 2020 at a Euro to USD rate of $1.133 resulting in a realized gain on foreign exchange of $2.5 million. The June 2019 issuance of 2024 Notes were issued at par for €135.0 million on June 25, 2019. The issuances of the 2024 Notes were in Euros and are reported in the Company’s reporting currency – US Dollars. As of September 30, 2020 the carrying value of our 2024 Notes was $410.4 million. The unrealized (loss) gain on foreign exchange on the Company’s 2024 Notes from converting the 2024 Notes into USD was $(17.3) million for the three months ended September 30, 2020 and $6.2 million for the three months ended September 30, 2019 and was $(17.8) million for the nine months ended September 30, 2020 and was $6.3 million for the nine months ended September 30, 2019.

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

Limitations under the indentures

The indentures governing the 2024 Notes and 2022 Notes among other things, limit the Company’s ability to incur indebtedness; to pay dividends or make other distributions; to make certain investments and other restricted payments; to create liens; consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; to incur restrictions on the ability of a subsidiary to pay dividends or make other payments; and to enter into certain transactions with its affiliates. Limitations on the ability to incur additional indebtedness (excluding IRU agreements incurred in the normal course of business) include a restriction on incurring additional indebtedness if the Company’s consolidated leverage ratio, as defined in the indentures, is greater than 6.0 for the 2024 Notes and greater than 5.0 for the 2022 Notes. Limitations on the ability to incur additional secured indebtedness include a restriction on incurring additional secured indebtedness if the Company’s consolidated secured leverage ratio, as defined in the indentures, is greater than 4.0 for the 2024 Notes and greater than 3.5 for the 2022 Notes. The indentures prohibit certain payments, such as dividends and stock purchases, when the Company’s consolidated leverage ratio, as defined by the indentures, is greater than 4.25. A certain amount of such unrestricted payments is permitted notwithstanding this prohibition. The unrestricted payment amount may be increased by the Company’s consolidated cash flow, as defined in the indentures, as long as the Company’s consolidated leverage ratio is less than 4.25. The Company’s consolidated leverage ratio was above 4.25 as of September 30, 2020. As of September 30, 2020, a total of $132.6 million was permitted for investment payments including dividends and stock purchases.

4.  Commitments and contingencies:

Current and potential litigation

In accordance with the accounting guidance for contingencies, the Company accrues its estimate of a contingent liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Where it is probable that a liability has been incurred and there is a range of expected loss for which no amount in the range is more likely than any other amount, the Company accrues at the low end of the range. The Company reviews its accruals at least quarterly and adjusts them to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular matter. The Company has taken certain positions related to its obligations for leased circuits for which it is reasonably possible could result in a loss of up to $3.3 million in excess of the amount accrued at September 30, 2020.

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

5.  Income taxes:

The components of (loss) income before income taxes consist of the following (in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Domestic	$(4,084)	$24,452	$27,818	$59,537
Foreign	(2,471)	(5,497)	(10,242)	(17,632)
Total	$(6,555)	$18,955	$17,576	$41,905

6.  Common stock buyback program stock option and award plan:

The Company’s Board of Directors has approved purchases of the Company’s common stock under a buyback program (the “Buyback Program”) through December 31, 2021. At September 30, 2020, there was approximately $34.6 million remaining for purchases under the Buyback Program. In the three and nine months ended September 30, 2020 the Company purchased 4,567 shares of its common stock for $0.3 million. There were no purchases of common stock during the three and nine months ended September 30, 2019. Subsequent to September 30, 2020 the Company purchased 53,516 shares of its common stock for $3.1 million under the Buyback Program.

In the first quarter of 2020 the Company granted 319,750 shares of common stock to its executive employees and directors valued at $23.7 million. Included in this first quarter grant were 94,050 performance shares that vest subject to certain Company performance conditions and 35,000 performance shares granted to the Company’s CEO that are subject to the total shareholder return of the Company’s common stock compared to the total shareholder return of the Nasdaq Telecommunications Index. In the second quarter of 2020 the Company granted 135,280 shares of common stock to its employees and directors valued at $10.6 million. Shares granted to the Company’s directors vest upon grant and the shares granted to the Company’s employees that are not subject to performance conditions generally vest over periods ending in December 2023.

7.  Dividends on common stock:

On November 4, 2020, the Company’s Board of Directors approved the payment of a quarterly dividend of $0.73 per common share. This estimated $33.5 million dividend payment is expected to be paid on December 4, 2020.

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

8.  Related party transactions:

Office leases

The Company’s headquarters is located in an office building owned by Sodium LLC whose owner is the Company’s Chief Executive Officer. The fixed annual rent for the headquarters building is $1.0 million per year plus an allocation of taxes and utilities. The lease began in May 2015 and the original lease term was for five years which was cancellable by the Company upon 60 days’ notice. In February 2020 the lease term was extended to May 2025. The Company’s audit committee reviews and approves all transactions with related parties. The Company paid $0.5 million and $0.3 million in the three months ended September 30, 2020 and 2019, respectively, and $1.3 million and $1.2 million in the nine months ended September 30, 2020 and 2019, respectively, for rent and related costs (including taxes and utilities) to Sodium LLC for this lease.

9.  Segment information:

The Company operates as one operating segment. The Company’s service revenue by geographic region and product class and long-lived assets by geographic region are as follows (in thousands):

Three months Ended September 30, 2020
Revenues	On-net	Off-net	Non-core	Total
North America	$82,730	$32,416	$107	$115,253
Europe	19,966	4,422	12	24,400
South America	599	14	—	613
Asia Pacific	1,786	240	—	2,026
Africa	10	—	—	10
Total	$105,091	$37,092	$119	$142,302

Three months Ended September 30, 2019
Revenues	On-net	Off-net	Non-core	Total
North America	$80,176	$33,172	$104	$113,452
Europe	17,921	4,053	4	21,978
South America	139	5	—	144
Asia Pacific	1,180	188	—	1,368
Africa	—	—	—	—
Total	$99,416	$37,418	$108	$136,942

Nine months Ended September 30, 2020
Revenues	On-net	Off-net	Non-core	Total
North America	$247,679	$97,951	$369	$345,999
Europe	58,433	12,781	32	71,246
South America	1,344	34	—	1,378
Asia Pacific	4,880	692	—	5,572
Africa	10	—	—	10
Total	$312,346	$111,458	$401	$424,205

Nine months Ended September 30, 2019
Revenues	On-net	Off-net	Non-core	Total
North America	$236,636	$98,670	$300	$335,606
Europe	53,889	12,192	45	66,126
South America	244	8	—	252
Asia Pacific	3,300	582	—	3,882
Africa	—	—	—	—
Total	$294,069	$111,452	$345	$405,866

	September 30,	December 31,
	2020	2019
Long-lived assets, net
North America	$305,648	$269,364
Europe and other	115,619	99,582
Total	$421,267	$368,946

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

The COVID-19 pandemic and accompanying government policies worldwide; future economic instability in the global economy, which could affect spending on Internet services; the impact of changing foreign exchange rates (in particular the Euro to US dollar and Canadian dollar to US dollar exchange rates) on the translation of our non-US dollar denominated revenues, expenses, assets and liabilities into US dollars; legal and operational difficulties in new markets; the imposition of a requirement that we contribute to the US Universal Service Fund on the basis of our Internet revenue; changes in government policy and/or regulation, including rules regarding data protection, cyber security and net neutrality; increasing competition leading to lower prices for our services; our ability to attract new customers and to increase and maintain the volume of traffic on our network; the ability to maintain our Internet peering arrangements on favorable terms; our ability to renew our long-term leases of optical fiber that comprise our network; our reliance on an equipment vendor, Cisco Systems Inc., and the potential for hardware or software problems associated with such equipment; the dependence of our network on the quality and dependability of third-party fiber providers; our ability to retain certain customers that comprise a significant portion of our revenue base; the management of network failures and/or disruptions; our ability to make payments on our indebtedness as they become due and outcomes in litigation as well as other risks discussed from time to time in our filings with the Securities and Exchange Commission, including, without limitation, our Quarterly Report on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020 and our Annual Report on Form 10-K for the year ended December 31, 2019.

General Overview

We are a facilities-based provider of low-cost, high-speed Internet access, private network services, and data center colocation space. Our network is specifically designed and optimized to transmit packet switched data. We deliver our services primarily to small and medium-sized businesses, communications service providers and other bandwidth-intensive organizations in 47 countries across North America, Europe, Asia, South America, Australia and Africa. We are a Delaware corporation and we are headquartered in Washington, DC.

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

We provide our on-net Internet access and private network services to our corporate and net-centric customers. Our corporate customers are located in multi-tenant office buildings and typically include law firms, financial services firms, advertising and marketing firms as well as health care providers, educational institutions and other professional services businesses. Our net-centric customers include bandwidth-intensive users which leverage our network to either deliver content to end users or to provide access to residential or commercial internet users. Content delivery customers include over the top (“OTT”) media service providers, content delivery networks, web hosting companies, and commercial content and application software providers. Our access customers include over 7,200 access networks comprised of other Internet access providers, telephone companies, mobile phone operators and cable television companies that collectively provide internet access to a substantial number of broadband subscribers and mobile phone subscribers across the world. These net-centric customers generally receive our services in carrier neutral colocation facilities and in our data centers. We operate data centers throughout North America and Europe that allow our customers to collocate their equipment and access our network.

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

Large Addressable Market. We have systematically evaluated and chosen our network extensions to buildings, data centers and markets based upon a rigorous set of criteria to evaluate the economic opportunity of network locations. Additional factors relevant to our pursuit of new buildings include the willingness of building owners to grant us access rights, the availability of optical fiber networks to serve those buildings, the costs to connect buildings to our network and equipment availability. Our network is connected to 2,884 total buildings. These buildings include 1,783 large multi-tenant office buildings (totaling 968.4 million square feet of office space) in major North American cities where we offer our services to a diverse set of high-quality, low churn corporate customers within close physical proximity of each other. These buildings also include 1,047 carrier neutral colocation and unique data center buildings in North America, Europe, Asia , South America and Africa where our net-centric customers directly interconnect with our network. In our multi-tenant office buildings and carrier neutral data centers we connect to a total of 3,148 unique points-of-presence. In our 1,047 carrier neutral data centers we connect to 1,225 points-of-presence as certain carrier neutral data center buildings include multiple data centers. We also operate 54 data centers across the United States and in Europe which comprise over 606,000 square feet of floor space and are directly connected to our network. We believe that these network points of presence strategically position our network to attract high levels of Internet traffic, and maximize our revenue opportunities and profitability.

Balanced, High Traffic Network. Since its inception, our network has grown significantly in terms of its geographic reach, customer connections, and traffic. We currently serve over 7,200 access networks including numerous large and small content providers and over 47,700 corporate customer connections. As a result of these growing bases of customers who distribute (content providers) and receive (access networks) content on our network, we believe that the majority of all the traffic on our network originates and terminates on our network. This control of traffic increases our reliability, speed of delivery and enhances our margins. The breadth of our network, extensive size of our customer base, and volume of our traffic enables us to be one of a handful of Tier One networks that are interconnected on a settlement free basis. This peering status broadens our geographic delivery capability and materially reduces our network costs.

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

Grow our Corporate Customer Base. Our on-net corporate customers are typically small to medium sized businesses connected to our network in one of our 1,783 multi-tenant office buildings, totaling 968.4 million square feet of office space, or are connected to our network in one of our 1,047 carrier neutral data centers. We generally sell two types of services to our corporate customers: dedicated internet access and private network services. We typically sell dedicated internet access at the same price per connection as our competitors but our clients benefit from our significantly faster speeds and rapid installation times. These customers are increasingly integrating data centers into their IT infrastructure in order to take advantage of the safety, security and redundancy that is offered by locating company processing power, storage and software at a data center. An important part of this new infrastructure is a high speed, dedicated internet connection from the corporate premises to the data center and the Internet and from one corporate premises to another corporate premises. We believe that the importance of data centers will increasingly lead tenants to reconfigure their communications infrastructure to include dedicated internet access across their locations.

Increase our Share of the Net-centric Market. We are currently a leading provider of high speed internet access to a variety of content providers and over 7,200 access networks across the world. We expect that we will continue to grow our share of the net-centric market as a result of the geographic breadth and depth of our network, which offers service in 47 countries and access to over 200 metro markets, a dedicated net-centric salesforce of over 200 professionals located in offices around the world, and a competitive pricing strategy designed to gain market share. We intend to further load our high capacity network to respond to the growing demand for high speed internet access generated by bandwidth-intensive applications such as OTT media services, online gaming, video, Internet of Things (IoT), voice over IP (VOIP), remote data storage, and other services. We expect that we will continue to grow our shares of these segments by broadening our geographic reach and by continuing to offer our high-speed and high-capacity services at competitive prices.

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

Grow and Improve our Sales Efforts. A critical factor in our success has been our growing investment and focus on our sales and marketing efforts. Over the past five years we have increased the size of our quota bearing salesforce by 39% from 363 to 597. We seek to pair this growth in the size our salesforce with a consistent level of productivity as measured by the number of connections sold per salesperson per month, taking into account adjustments to the changing mix of products sold as measured by monthly connections sold by salesperson per month. In order to gain market share in our targeted businesses, we expect to continue to increase our sales efforts including increasing the number of sales representatives, implementing strategies to optimize sales productivity and expanding our on-net addressable market by adding service locations to our network.

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

Results of Operations

Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019

The following summary table presents a comparison of our results of operations with respect to certain key financial measures. The comparisons illustrated in the table are discussed in greater detail below.

	Three months ended
	September 30,		Percent
	2020	2019	Change

	(in thousands)
Service revenue	$142,302	$136,942	3.9%
On-net revenue	105,091	99,416	5.7%
Off-net revenue	37,092	37,418	(0.9)%
Network operations expenses (1)	54,519	55,253	(1.3)%
Selling, general, and administrative expenses (2)	39,722	35,971	10.4%
Depreciation and amortization expenses	21,619	20,006	8.1%
Interest expense	15,760	15,191	3.7%
Unrealized (loss) gain on 2024 Notes	(17,315)	6,162	NM
Income tax benefit (provision)	1,600	(5,254)	NM
(1)	Includes equity-based compensation expenses of $346 and $282 in the three months ended September 30, 2020 and 2019, respectively.
(2)	Includes equity-based compensation expenses of $6,176 and $4,515 in the three months ended September 30, 2020 and 2019, respectively.

NM – not meaningful

	Three months ended
	September 30,		Percent
	2020	2019	Change

	(in thousands)
Other Operating Data
Average Revenue Per Unit (ARPU)
ARPU—on-net	$460	$453	1.6%
ARPU—off-net	$1,044	$1,093	(4.5)%
Average Price per Megabit — installed base	$0.45	$0.61	(26.5)%
Customer Connections—end of period
On-net	76,338	73,870	3.3%
Off-net	11,849	11,503	3.0%

Service Revenue. We continually work to grow our total service revenue by increasing the number of potential customers that we can reach on our network. We do this by investing capital to expand the geographic footprint of our network and by increasing the number of buildings that we are connected to including carrier neutral data centers and multi-tenant office buildings. These efforts broaden the global reach of our network and increases the size of our potential addressable market. We also seek to grow our service revenue by investing in our sales and marketing team. Over the last five years we have grown our quota bearing salesforce by 39% to 597 full time equivalent salespeople. We typically sell corporate connections at similar pricing to our competitors but our clients benefit from significantly faster speeds, enhanced Service Level Agreements and rapid installation times. In the net-centric market we offer comparable services in terms of capacity but typically at significantly lower prices.

Our service revenue increased 3.9% for the three months ended September 30, 2020 from the three months ended September 30, 2019. The impact of exchange rates resulted in an increase in revenues for the three months ended September 30, 2020 of approximately $1.1 million. All foreign currency comparisons herein reflect our third quarter 2020 results translated at the average foreign currency exchange rates for the third quarter of 2019. We increased our total service revenue by increasing the number of sales representatives selling our services, expanding our network, adding additional buildings to our network, increasing our penetration into the buildings connected to our network and by gaining market share by offering our services at lower prices than our competitors.

Revenue recognition standards include guidance relating to any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, gross receipts taxes, Universal Service Fund fees and certain state regulatory fees. We record these taxes billed to our customers on a gross basis (as service revenue and network operations expense) in our consolidated statements of operations. The impact of these taxes including the Universal Service Fund resulted in a decrease in our revenues for the three months ended September 30, 2020 from the three months ended September 30, 2019 of approximately $0.1 million.

Our corporate customers purchase their services on a price per connection basis. Our net-centric customers purchase their services on a price per megabit basis. Revenues from our corporate and net-centric customers represented 67.3% and 32.7% of total service revenue, respectively, for the three months ended September 30, 2020 and represented 69.0% and 31.0% of total service revenue, respectively, for the three months ended September 30, 2019. Revenues from corporate customers increased 1.3% to $95.7 million for the three months ended September 30, 2020 from the three months ended September 30, 2019. Revenues from our net-centric customers increased by 9.6% to $46.6 million for the three months ended September 30, 2020 from the three months ended September 30, 2019 primarily due to an increase in our number of net-centric customers partly offset by a decline in our average price per megabit.

Our revenue from our corporate customers has increased as our corporate customers take advantage of our superior speeds, service levels and installation times versus our competitors. The growing trend of customers installing second lines for redundancy and in order to supplement their VPN capabilities has also led to our growing corporate revenues. However, in the three months ended September 30, 2020, we saw corporate customers take a cautious approach to new configurations and upgrades as well as a reduction in demand for connecting smaller satellite offices as a result of the challenges and uncertainties of the COVID-19 pandemic. We also witnessed a deteriorating real estate market in and around the buildings we service with rising vacancy levels and falling lease initiations or renewals. Rising vacancy levels and falling lease initiations or renewals meant fewer sales opportunities for our salesforce. As a result, during the three months ended September 30, 2020, we experienced a slowdown in new sales to our corporate customers which negatively impacted our corporate revenue growth. While we believe that demand for office space in the buildings in which we operate will remain among the strongest in our markets, we may experience increased corporate customer turnover, fewer upgrades of existing corporate customer configurations and fewer new tenant opportunities which would negatively impact our corporate revenue growth.

Our net-centric customers purchase our services based upon a price per megabit basis. The net-centric market exhibits significant pricing pressure due to the continued introduction of new technology which lowers the marginal cost of transmitting bits, and the commodity nature of the service where price is typically the only differentiating factor for these customers. Our average price per megabit declined by 26.5% from the three months ended September 30, 2019 to the three months ended September 30, 2020. We expect that our average price per megabit for the net-centric market will continue to decline at similar rates. The impact of foreign exchange rates has a more significant impact on our net-centric revenues.

Our on-net revenues increased 5.7% for the three months ended September 30, 2020 from the three months ended September 30, 2019. We increased the number of our on-net customer connections by 3.3% at September 30, 2020 from September 30, 2019. Our on-net ARPU increased by 1.6% from the three months ended September 30, 2019 to the three months ended September 30, 2020. ARPU is determined by dividing revenue for the period by the average customer connections for that period. Our average price per megabit for our installed base of customers declined by 26.5% from the three months ended September 30, 2019 to the three months ended September 30, 2020. Our average price per megabit for our installed base of customers is determined by dividing the aggregate monthly recurring fixed charges for those customers by the aggregate committed data rate for the same customers.

Our off-net revenues decreased by 0.9% for the three months ended September 30, 2020 from the three months ended September 30, 2019. We increased the number of our off-net customer connections by 3.0% at September 30, 2020 from September 30, 2019. Our off-net customer connections increased at a greater rate than our off-net revenue primarily due to the 4.5% decrease in our off-net ARPU.

Network Operations Expenses. Network operations expenses include the costs of personnel associated with service delivery, network management and customer support, network facilities costs, fiber and equipment maintenance fees, leased circuit costs, access and facilities fees paid to building owners and excise taxes billed to our customers and recorded on a gross basis. Non-cash equity-based compensation expense is included in network operations expenses consistent with the classification of the employee’s salary and other compensation. Our network operations expenses, including non-cash equity-based compensation expense, decreased 1.3% for the three months ended September 30, 2020 from the three months ended September 30, 2019. We were connected to 3.3% more customer connections and we were connected to 113, or 4.1%, more on-net buildings as of September 30, 2020 compared to

September 30, 2019. The decrease in network operations expense is primarily attributable to an increase in costs related to our network and facilities expansion activities offset by price reductions obtained in certain of our circuit costs, fewer operating leases for fiber and the impact of a renewal of an IRU fiber lease agreement in the second quarter of 2020. Under the accounting for the IRU lease renewal, the future minimum lease payments were capitalized as a finance lease and right-of-use leased asset totaling $34.0 million. The $1.8 million of quarterly maintenance and co-location fees under the IRU agreement were previously accounted for as network operations expenses.

Selling, General, and Administrative (“SG&A”) Expenses. Our SG&A expenses, including non-cash equity-based compensation expense, increased by 10.4% for the three months ended September 30, 2020 from the three months ended September 30, 2019. Non-cash equity-based compensation expense is included in SG&A expenses consistent with the classification of the employee’s salary and other compensation and was $6.2 million for the three months ended September 30, 2020 and $4.5 million for the three months ended September 30, 2019. SG&A expenses increased primarily from an increase in salaries and related costs required to support our expansion and the increase in our sales efforts. Our total sales force headcount increased from 667 at September 30, 2019 to 740 at September 30, 2020, our quota bearing sales force increased from 530 at September 30, 2019 to 597 at September 30, 2020 and our total headcount increased from 1,036 at September 30, 2019 to 1,110 at September 30, 2020.

Depreciation and Amortization Expenses. Our depreciation and amortization expense increased by 8.1% for the three months ended September 30, 2020 from the three months ended September 30, 2019. The increase is primarily due to an increase in our deployed fixed assets.

Interest Expense. Our interest expense resulted from interest incurred on our $445.0 million of senior secured notes (“2022 Notes”), interest incurred on our $189.2 million of senior unsecured notes (“2021 Notes") until redeemed in June 2020, interest on our installment payment agreement, interest on our finance lease obligations and interest on our €350.0 million ($410.4 million) aggregate principal amount of 4.375% senior unsecured notes (“2024 Notes’). We issued €215.0 million of our 2024 Notes in June 2020 and €135.0 million of our 2024 Notes in June 2019. In June 2020 we redeemed and extinguished our 2021 Notes at par value. Our interest expense increased by 3.7% for the three months ended September 30, 2020 from the three months ended September 30, 2019 primarily due to an increase in our finance lease obligations and the issuances of our 2024 Notes, partly offset by the redemption of our 2021 Notes.

Unrealized (Loss) Gain on 2024 Notes. In June 2020, we completed an offering of our €215.0 million principal amount of 2024 Notes. In June 2019, we completed an offering of our €135.0 million principal amount of our 2024 Notes. Our 2024 Notes were issued in Euros and are reported in our reporting currency – US Dollars. As of September 30, 2020 the carrying value of our 2024 Notes was $410.4 million. Our unrealized (loss) gain on foreign exchange on our 2024 Notes from converting our 2024 Notes into USD was $(17.3) million for the three months ended September 30, 2020 and $6.2 million for the three months ended September 30, 2019. We do not enter into hedges for our foreign currency obligations.

Income Tax Benefit (Provision). Our income tax benefit (provision) was $1.6 million for the three months ended September 30, 2020 and ($5.3) million for the three months ended September 30, 2019. The change in our income tax benefit (provision) is primarily related due to changes in our income before income taxes including the change in the unrealized (loss) gain on foreign exchange on our 2024 Notes.

Buildings On-net. As of September 30, 2020 and 2019, we had a total of 2,884 and 2,771 on-net buildings connected to our network, respectively. The increase in on-net buildings was a result of our disciplined network expansion program. We anticipate adding a similar number of buildings to our network for the next several years.

Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019

The following summary table presents a comparison of our results of operations with respect to certain key financial measures. The comparisons illustrated in the table are discussed in greater detail below.

	Nine months ended
	September 30,		Percent
	2020	2019	Change

	(in thousands)
Service revenue	$424,205	$405,866	4.5%
On-net revenue	312,346	294,069	6.2%
Off-net revenue	111,458	111,452	0.0%
Network operations expenses (1)	164,326	163,811	0.3%
Selling, general, and administrative expenses (2)	119,232	110,396	8.0%
Depreciation and amortization expenses	61,022	60,246	1.3%
Loss on debt extinguishment and redemption	638	—	NM
Interest expense	46,481	42,243	10.0%
Realized gain on foreign exchange – 2024 Notes	2,547	—	NM
Unrealized (loss) gain on 2024 Notes	(17,827)	6,339	NM
Income tax provision	4,740	11,851	(60.0)%
(1)	Includes equity-based compensation expenses of $903 and $688 in the nine months ended September 30, 2020 and 2019, respectively.
(2)	Includes equity-based compensation expenses of $16,776 and $12,832 in the nine months ended September 30, 2020 and 2019, respectively.

NM – not meaningful

	Nine Months Ended
	September 30,		Percent
	2020	2019	Change
Other Operating Data
Average Revenue Per Unit (ARPU)
ARPU—on-net	$460	$458	0.4%
ARPU—off-net	$1,054	$1,102	(4.4)%
Average Price per Megabit — installed base	$0.48	$0.64	(24.4)%
Customer Connections—end of period
On-net	76,338	73,870	3.3%
Off-net	11,849	11,503	3.0%

Service Revenue. Our service revenue increased 4.5% for the nine months ended September 30, 2020 from the nine months ended September 30, 2019. The impact of exchange rates resulted in a decrease in revenues for the nine months ended September 30, 2020 of approximately $0.3 million. All foreign currency comparisons herein reflect our results for the nine months ended September 30, 2020 translated at the average foreign currency exchange rates for the nine months ended September 30, 2019. We increased our total service revenue by increasing the number of sales representatives selling our services, expanding our network, adding additional buildings to our network, increasing our penetration into the buildings connected to our network and by gaining market share by offering our services at lower prices than our competitors.

Revenue recognition standards include guidance relating to any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, gross receipts taxes, Universal Service Fund fees and certain state regulatory fees. We record these taxes billed to our customers on a gross basis (as service revenue and network operations expense) in our consolidated statements of operations. The impact of these taxes including the Universal Service Fund resulted in an increase in our revenues for the nine months ended September 30, 2020 from the nine months ended September 30, 2019 of approximately $0.4 million.

Our net-centric customers tend to purchase their service on a price per megabit basis. Our corporate customers tend to utilize a small portion of their allocated bandwidth on their connections and tend to purchase their service on a per connection basis. Revenues from our corporate and net-centric customers represented 68.3% and 31.7% of total service revenue, respectively, for the nine months ended September 30, 2020 and represented 68.2% and 31.8% of total service revenue, respectively, for the nine months ended September 30, 2019. Revenues from corporate customers increased 4.6% to $289.7 million for the nine months ended September 30, 2020 from the nine months ended September 30, 2019. Our revenue from our corporate customers has increased as our corporate customers take advantage of our superior speeds, service levels and installation times versus our competitors. The growing trend of customers installing second lines for redundancy and in order to supplement their VPN capabilities has also led to our growing corporate revenues. However, primarily during the third quarter of 2020, we saw corporate customers take a cautious approach to new configurations and upgrades as well as a reduction in demand for connecting smaller satellite offices as a result of the challenges and uncertainties of the COVID-19 pandemic. We also witnessed a deteriorating real estate market in and around the buildings we service with rising vacancy levels and falling lease initiations or renewals. Rising vacancy levels and falling lease initiations or renewals meant fewer sales opportunities for our salesforce. As a result, we experienced a slowdown in new sales to our corporate customers which negatively impacted our corporate revenue growth for the nine months ended September 30, 2019. While we believe that demand for office space in the buildings in which we operate will remain among the strongest in our markets, we may experience increased corporate customer turnover, fewer upgrades of existing corporate customer configurations and fewer new tenant opportunities which would negatively impact our corporate revenue growth. Revenues from our net-centric customers increased by 4.3% to $134.5 million for the nine months ended September 30, 2020 from the nine months ended September 30, 2019 primarily due to an increase in our number of net-centric customers, being partially offset by a decline in our average price per megabit and the impact of foreign exchange rates.

Our revenue from our net-centric customers has declined as a percentage of our total revenue and grew at a slower rate than our corporate customer revenue because net-centric customers purchase our services based upon a price per megabit basis and our average price per megabit declined by 24.4% from the nine months ended September 30, 2019 to the nine months ended September 30, 2020. Additionally, the net-centric market experiences a greater level of pricing pressure than the corporate market and net-centric customers who renew their service with us expect their renewed service to be at a lower price than their current price. We expect that our average price per megabit will continue to decline at similar rates. The impact of foreign exchange rates has a more significant impact on our net-centric revenues.

Our on-net revenues increased 6.2% for the nine months ended September 30, 2020 from the nine months ended September 30, 2019. We increased the number of our on-net customer connections by 3.3% at September 30, 2020 from September 30, 2019. Our on-net ARPU increased by 0.4% from the nine months ended September 30, 2019 to the nine months ended September 30, 2020. ARPU is determined by dividing revenue for the period by the average customer connections for that period. Our average price per megabit for our installed base of customers is determined by dividing the aggregate monthly recurring fixed charges for those customers by the aggregate committed data rate for the same customers. On-net customers who cancel their service from our installed base of customers, in general, have an ARPU that is greater than the ARPU for our new customers due to declining prices primarily for our on-net services sold to our net-centric customers. These trends resulted in a 24.4% decline in our average price per megabit for our installed base of customers.

Our off-net revenues were $111.5 million for the nine months ended September 30, 2020 and $111.5 million for the nine months ended September 30, 2019. We increased the number of our off-net customer connections by 3.0% at September 30, 2020 from September 30, 2019. Our off-net customer connections increased at a greater rate than our off-net revenue primarily due to the 4.4% decrease in our off-net ARPU.

Network Operations Expenses. Network operations expenses include the costs of personnel associated with service delivery, network management and customer support, network facilities costs, fiber and equipment maintenance fees, leased circuit costs, access and facilities fees paid to building owners and excise taxes billed to our customers and recorded on a gross basis. Non-cash equity-based compensation expense is included in network operations expenses consistent with the classification of the employee’s salary and other compensation. Our network operations expenses, including non-cash equity-based compensation expense, increased 0.3% for the nine months ended September 30, 2020 from the nine months ended September 30, 2019. We incurred the cost of being connected to 3.3% more customer connections and 113, or 4.1%, more on-net buildings as of September 30, 2020 compared to September 30, 2019 that was partially offset by price reductions in certain circuit costs and fewer operating leases for fiber and the impact of a renewal of an IRU fiber lease agreement in the second quarter of 2020. Under the accounting for the IRU lease renewal, the future minimum lease payments were capitalized as a finance lease and right-of-use leased asset totaling $34.0 million. The $1.8 million of quarterly maintenance and co-location fees under the IRU agreement were previously accounted for as network operations expenses.

Selling, General, and Administrative (“SG&A”) Expenses. Our SG&A expenses, including non-cash equity-based compensation expense, increased by 8.0% for the nine months ended September 30, 2020 from the nine months ended September 30,

2019. Non-cash equity-based compensation expense is included in SG&A expenses consistent with the classification of the employee’s salary and other compensation and was $16.8 million for the nine months ended September 30, 2020 and $12.8 million for the nine months ended September 30, 2019. SG&A expenses increased primarily from an increase in salaries and related costs required to support our expansion and the increase in our sales efforts. Our sales force headcount increased from 667 at September 30, 2019 to 740 at September 30, 2020, our quota bearing sales force increased from 530 at September 30, 2019 to 597 at September 30, 2020 and our total headcount increased from 1,036 at September 30, 2019 to 1,110 at September 30, 2020.

Depreciation and Amortization Expenses. Our depreciation and amortization expense increased by 1.3% for the nine months ended September 30, 2020 from the nine months ended September 30, 2019. The increase is primarily due to an increase in our deployed fixed assets.

Interest Expense and Loss on Debt Extinguishment & Redemption. Our interest expense resulted from interest incurred on our $445.0 million of senior secured notes (“2022 Notes”), interest incurred on our $189.2 million of senior unsecured notes (“2021 Notes ") until redeemed in June 2020, interest on our installment payment agreement, interest on our finance lease obligations and interest on our €350.0 million ($410.4 million) aggregate principal amount of 4.375% senior unsecured notes (“2024 Notes’). We issued €215.0 million of our 2024 Notes in June 2020 and €135.0 million of our 2024 Notes in June 2019. We redeemed our 2021 Notes in June 2020 at par value resulting in a loss on debt extinguishment of $0.6 million in the nine months ended September 30, 2020. Our interest expense increased by 10.0% for the nine months ended September 30, 2020 from the nine months ended September 30, 2019 primarily due to an increase in our finance lease obligations and the issuances of our 2024 Notes partly offset by the redemption of our 2021 Notes.

Realized Gain and Unrealized Gain (Loss) on Foreign Exchange – 2024 Notes. In June 2020, we completed an offering of our €215.0 million principal amount of 2024 Notes. In June 2019, we completed an offering of our €135.0 million principal amount of 2024 Notes. In June 2020 our €215.0 million 2024 Notes were issued at a Euro to USD rate of $1.112. We received proceeds in USD on the 2024 Notes on June 9, 2020 at a Euro to USD rate of $1.133 resulting in a realized gain on foreign exchange of $2.5 million. Our 2024 Notes were issued in Euros and are reported in our reporting currency – US Dollars. As of September 30, 2020 the carrying value of our 2024 Notes was $410.4 million. Our unrealized (loss) gain on foreign exchange on our 2024 Notes from converting our 2024 Notes into USD was $(17.8) million for the nine months ended September 30, 2020 and $6.3 million for the nine months ended September 30, 2019. We do not enter into hedges for our foreign currency obligations.

Income Tax Provision. Our income tax provision was $4.7 million for the nine months ended September 30, 2020 and $11.9 million for the nine months ended September 30, 2019. The change in our income tax provision is primarily related to changes in our income before income taxes including the change in the unrealized (loss) gain on foreign exchange on our 2024 Notes.

Buildings On-net. As of September 30, 2020 and 2019, we had a total of 2,884 and 2,771 on-net buildings connected to our network, respectively. The increase in on-net buildings was a result of our disciplined network expansion program. We anticipate adding a similar number of buildings to our network for the next several years.

Liquidity and Capital Resources

As our business has grown as a result of an increasing customer base, broader geographic coverage and increased traffic, we have produced a growing level of operating cash flow. As a result of the operating leverage of our network, our annual capital expenditures as measured as a percentage of revenues has fallen over the last decade. We have also had increasing success in raising capital by issuing notes and arranging financing and leases that have had a lower cost and more flexible terms. The combination of this improved operating performance and access to capital has enhanced our financial flexibility and increased our ability to make distributions to shareholders in the form of cash dividends or through share repurchases. Since our initial public offering, we have returned over $858 million to shareholders through share repurchases and dividends. We intend on continuing to assess our capital and liquidity needs and where appropriate return capital to shareholders.

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

We experienced some delays with respect to the installation of new services in March 2020 when certain multi-tenant office buildings were closed to our personnel. We worked with local authorities and building owners to categorize our employees as essential workers who need priority access to buildings. We believe that our disruption in access to buildings was effectively mitigated throughout our second and third quarters.

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

We continue to operate with a high level of liquidity and as of September 30, 2020 we had cash and cash equivalents of approximately $394.8 million. During the three months ended September 30, 2020, we saw corporate customers take a cautious approach to new configurations and upgrades as well as a reduction in demand for connecting smaller satellite offices as a result of the challenges and uncertainties of the COVID-19 pandemic. We witnessed a deteriorating real estate market in and around the buildings we service with rising vacancy levels and falling lease initiations or renewals. Rising vacancy levels and falling lease initiations or renewals meant fewer sales opportunities for our salesforce. As a result, during the three months ended September 30, 2020, we experienced a slowdown in new sales to our corporate customers which negatively impacted our corporate revenue growth. While we believe that demand for office space in the buildings in which we operate will remain among the strongest in our markets, we may experience increased customer turnover, fewer upgrades of existing customer configurations and fewer new tenant opportunities. These trends may negatively impact our revenue growth, cash flows and profitability.

Shortly after COVID-19 began its rapid spread around the world, domestic and worldwide capital markets ceased operating for a short period. While they have remained unstable or unpredictable since then, particularly for non-investment grade issuers, legislative bodies and reserve banks have taken various actions in response to the pandemic that have impacted the capital markets, and we expect that these efforts may continue. In June 2020, we issued an additional €215 million of our 4.375% Senior Notes due 2024. The COVID-19 pandemic has not impacted our credit rating to date, nor do we believe that it has materially changed our cost of capital. We believe we are able to timely service our debt obligations and will not require any concessions to do so. We believe we will have access to additional capital from a variety of sources and the public capital markets for debt and equity.

Cash Flows

The following table sets forth our consolidated cash flows.

	Nine months ended
	September 30,
(in thousands)	2020	2019
Net cash provided by operating activities	$102,749	$102,712
Net cash used in investing activities	(40,092)	(37,059)
Net cash (used in) provided by financing activities	(70,234)	56,144
Effect of exchange rates changes on cash	1,448	(1,619)
Net (decrease) increase in cash and cash equivalents	$(6,129)	$120,178

Net Cash Provided by Operating Activities. Our primary sources of operating cash are receipts from our customers who are billed on a monthly basis for our services. Our primary uses of operating cash are payments made to our vendors, employees and interest payments made to our finance lease vendors and our note holders. Our changes in cash provided by operating activities are primarily due to changes in our operating profit. Cash provided by operating activities for the nine months ended September 30, 2020 and 2019 includes interest payments on our note obligations of $32.5 million and $29.2 million, respectively.

Net Cash Used In Investing Activities. Our primary use of cash for investing activities is for purchases of property and equipment. Purchases of property and equipment were $40.1 million and $37.1 million for the nine months ended September 30, 2020 and 2019, respectively. The changes in purchases of property and equipment are primarily due to the timing and scope of our network expansion activities including geographic expansion and adding buildings to our network.

Net Cash (Used in) Provided by Financing Activities. Our primary uses of cash for financing activities are for principal payments under our finance lease obligations, debt obligations, and our installment payment agreement, purchases of our common stock and dividend payments. Principal payments under our finance lease obligations were $19.4 million and $7.0 million for the nine months ended September 30, 2020 and 2019, respectively. Principal payments under our installment payment agreement were $7.9 million and $7.3 million for the nine months ended September 30, 2020 and 2019, respectively. During the nine months ended September 30, 2020 and 2019 we paid $95.0 million and $82.9 million, respectively, for our quarterly dividend payments. In June 2019 we completed an offering of €135.0 million of our 2024 Notes. The net proceeds from the offering, after deducting offering expenses, were $152.1 million. In June 2020 we completed an offering of €215.0 million of our 2024 Notes. The net proceeds from the offering, after deducting offering expenses, were $240.3 million. In June 2020 we redeemed our $189.2 million of our 2021 Notes at par value.

Cash Position and Indebtedness

Our total cash and cash equivalents at September 30, 2020 were $393.3 million. We believe this level of liquidity reduces our exposure to refinancing risk, potential underperformance of the business or other unforeseen challenges and enhances our ability to pursue acquisitions or operating opportunities. We intend upon holding levels of cash and cash equivalents sufficient to maintain our ability to fund operations, refinance indebtedness and make dividend payments to our shareholders.

Our total indebtedness at September 30, 2020, at par value, was $1.1 billion. Our total indebtedness at September 30, 2020 includes $212.9 million of finance lease obligations for dark fiber under long term IRU agreements.

Summarized Financial Information of Holdings

Holdings is not a restricted subsidiary as defined under the indentures governing our 2022 Notes and 2024 Notes. Holdings is a guarantor under these notes. Under the indentures we are required to disclose financial information of Holdings including its assets, liabilities and its operating results (“Holdings Financial Information”). The Holdings Financial Information as of and for the nine months ended September 30, 2020 is detailed below (in thousands).

September 30, 2020
(Unaudited)
Cash and cash equivalents	$134,277
Accrued interest receivable	8
Total assets	$134,285

Investment from subsidiaries	$283,036
Common stock	47
Accumulated deficit	(148,798)
Total equity	$134,285

Nine Months
Ended
September 30, 2020
(Unaudited)
Equity-based compensation expense	$19,369
Interest income	550
Net loss	$(18,819)

Common Stock Buyback Program

Our Board of Directors has approved purchases of our common stock under a buyback program (the “Buyback Program”). In the three and nine months ended September 30, 2020 we purchased 4,567 shares of our common stock for $0.3 million. There were no purchases of our common stock in the three and nine months ended September 30, 2019. As of September 30, 2020, there was a total of $34.6 million available under the Buyback Program which is authorized to continue through December 31, 2021.

Subsequent to September 30, 2020 we purchased 53,516 shares of common stock for $3.1 million under the Buyback Program.

Dividends on Common Stock and Return of Capital Program

Dividends are recorded as a reduction to retained earnings. On November 4, 2020, our Board of Directors approved the payment of our quarterly dividend of $0.73 per common share. This estimated $33.5 million dividend payment is expected to be paid on December 4, 2020.

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

In June 2020, Group redeemed its 2021 Notes with the proceeds from its June 2020 issuance of its 2024 Notes. Group redeemed its 2021 Notes at a redemption price of 100.00% of the $189.2 million principal amount thereof plus $1.6 million of accrued interest. As a result of this transaction we incurred a loss on debt extinguishment and redemption of $0.6 million resulting from the amortization of the remaining unamortized notes cost plus certain transaction expenses.

In July 2020 we entered into an agreement to purchase network equipment for a three-year period ending in July 2023. Under the agreement we are required to purchase $35.0 million of network equipment exclusively from the vendor per year.

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

Critical Accounting Policies and Significant Estimates

Management believes that as of September 30, 2020, there have been no material changes to our critical accounting policies and significant estimates from those listed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2019.

ITEM 3.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management believes that as of September 30, 2020, there have been no material changes to our exposures to market risk from those disclosed in Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” of our annual report on Form 10-K for the year ended December 31, 2019.

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

ITEM 1A.           RISK FACTORS

The risk factor presented below supplement the risk factors previously disclosed in Item 1A. “Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2019, our quarterly report on Form 10-Q for the quarter ended March 31, 2020 and our quarterly report on Form 10-Q for the quarter ended June 30, 2020.

The impact of the spread of COVID-19 continues to create significant uncertainty for our business, financial condition and results of operations.

We provide services in 47 countries, most located in regions significantly impacted by COVID-19. The extent of the impact of the COVID-19 pandemic on our business and financial results will continue to depend on numerous evolving factors that we are not able to accurately predict and which will vary by market. Such future uncertain and unpredictable developments include the duration and scope of the pandemic, governmental actions that have been taken, or may be taken in the future, in response to the pandemic, and global economic conditions during and after the pandemic.

Approximately 67% of our revenue is from our corporate customers. Corporate customers are located in multi-tenant office buildings, almost exclusively in the United States and Canada. Authorities in many of these markets have implemented numerous measures to stall the spread and ameliorate the impact of COVID-19, including travel bans and restrictions, quarantines, curfews, shelter in place and stay-at-home orders, business shutdowns and closures, and have also implemented multi-step polices with the goal of re-opening these markets. These measures have impacted and continue to impact us and our employees, customers, suppliers and other third parties with whom we do business. The areas in which we operate are in varying stages of restrictions or re-opening. Some jurisdictions have re-opened while other jurisdictions have begun re-opening only to return to restrictions in the face of increases in new COVID-19 cases. Considerable uncertainty exists regarding how current and future health and safety measures implemented in response to the pandemic will impact our business, including whether such measures will result in further changes in demand for our services, impair our ability to access buildings to install our services or maintain our network or impact our supply chain. The continuing impact of existing or new mandates, restrictions, laws or regulations could have a material adverse impact on our operations and the operations of our customers or others with which we do business.

Moreover, even as authorities have relaxed restrictions, a significant number of our corporate customers have continued remote work policies instituted at the beginning of the COVID-19 pandemic, slowed the pace of opening new offices and closed offices due to global economic conditions. As a result, during the three months ended September 30, 2020, we saw corporate customers take a cautious approach to new configurations and upgrades as well as a continued reduction in demand for connecting smaller satellite offices as a result of the challenges and uncertainties of the COVID-19 pandemic. We witnessed a deteriorating real estate market in and around the buildings we service with rising vacancy levels and falling lease initiations or renewals. Rising vacancy levels and falling lease initiations or renewals meant fewer sales opportunities for our salesforce. As a result, we experienced a slowdown in new sales to our corporate customers which negatively impacted our corporate revenue growth. In the future we may experience increased customer turnover, fewer upgrades of existing customer configurations and fewer new tenant opportunities. These trends may negatively impact our revenue growth, cash flows and profitability.

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

ITEM 2.              UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Board of Directors has authorized a plan to permit the repurchase of our common stock in negotiated and open market transactions through December 31, 2021. We may purchase shares from time to time depending on market, economic, and other factors.

The following table summarizes our common stock repurchases during the third quarter of 2020 made pursuant to this authorization. During the quarter, we did not purchase shares outside of this program, and all purchases were made by or on behalf of the Company and not by any "affiliated purchaser" (as defined by Rule 10b-18 of the Securities Exchange Act of 1934). Subsequent to September 30, 2020 we purchased 53,516 shares of our common stock for $3.1 million under the Buyback Program.

Issuer Purchases of Equity Securities

			Total Number	Approximate
	Total		of Shares	Dollar Value of
	Number of		Purchased as Part of	Shares
	Shares	Average Price	Publicly Announced	that May Yet Be Purchased
Period	Purchased	Paid per Share	Plans or Programs	Under the Plans or Programs
July 1-31, 2020	—	$—	—	$34,904,594
August 1-31, 2020	—	$—	—	$34,904,594
September 1-30, 2020	4,567	$59.01	4,567	$34,635,083
Total	4,567	$59.01	4,567

ITEM 6.              EXHIBITS

(a)	Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer (furnished herewith)
32.2	Certification of Chief Financial Officer (furnished herewith)
101.1

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline Extensible Business Reporting Language (iXBRL), include: (i) the Condensed Consolidated Statements of Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (filed herewith).

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the iXBRL document).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 5, 2020	COGENT COMMUNICATIONS HOLDINGS, INC.

	By:	/s/ David Schaeffer
		Name:	David Schaeffer
		Title:	Chief Executive Officer

Date: November 5, 2020	By:	/s/ Sean Wallace
		Name:	Sean Wallace
		Title:	Chief Financial Officer