Form 10-Q
period 2021-03-31
COGENT COMMUNICATIONS HOLDINGS, INC.
filed 2021-04-28
CIK 1158324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2021

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

Common Stock, $.001 par value 47,535,572 Shares Outstanding as of April 28, 2021

INDEX

	PART I
	FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Condensed Consolidated Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets of Cogent Communications Holdings, Inc. and Subsidiaries as of March 31, 2021 (Unaudited) and December 31, 2020	3
	Condensed Consolidated Statements of Comprehensive Income of Cogent Communications Holdings, Inc. and Subsidiaries for the Three Months Ended March 31, 2021 and March 31, 2020 (Unaudited)	4
	Condensed Consolidated Statements of Cash Flows of Cogent Communications Holdings, Inc. and Subsidiaries for the Three Months Ended March 31, 2021 and March 31, 2020 (Unaudited)	5
	Notes to Interim Condensed Consolidated Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4.	Controls and Procedures	27

	PART II
	OTHER INFORMATION

Item 1.	Legal Proceedings	29
Item 1A.	Risk Factors	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 6.	Exhibits	30
SIGNATURES		31
CERTIFICATIONS

PART I FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

COGENT COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2021 AND DECEMBER 31, 2020

(IN THOUSANDS, EXCEPT SHARE DATA)

	March 31,	December 31,
	2021	2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$237,980	$371,301
Accounts receivable, net of allowance for credit losses of $1,457 and $1,921, respectively	41,234	44,185
Prepaid expenses and other current assets	37,056	40,851
Total current assets	316,270	456,337
Property and equipment, net	425,492	430,335
Right-of-use leased assets	97,365	99,666
Deposits and other assets	13,835	14,139
Total assets	$852,962	$1,000,477
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$12,190	$9,775
Accrued and other current liabilities	49,656	51,029
Senior secured 2022 Notes, net of unamortized debt costs of $733 and including premium of $430	328,777	—
Installment payment agreement, current portion, net of discount of $80 and $136, respectively	5,035	6,786
Current maturities, operating lease liabilities	11,055	11,151
Current maturities, finance lease obligations	15,996	15,702
Total current liabilities	422,709	94,443
Senior unsecured 2024 Euro Notes, net of unamortized debt costs of $2,751 and $2,961, respectively, and net of discount of $1,020 and $1,142, respectively	406,700	425,160
Senior secured 2022 Notes, net of unamortized debt costs of $1,052 and including premium of $544	—	444,492
Operating lease liabilities, net of current maturities	109,377	111,318
Finance lease obligations, net of current maturities	202,514	203,438
Other long term liabilities	19,221	14,792
Total liabilities	1,160,521	1,293,643
Commitments and contingencies:
Stockholders’ equity:
Common stock, $0.001 par value; 75,000,000 shares authorized; 47,522,672 and 47,214,077 shares issued and outstanding, respectively	48	47
Additional paid-in capital	523,913	515,867
Accumulated other comprehensive income — foreign currency translation	(6,516)	(1,306)
Accumulated deficit	(825,004)	(807,774)
Total stockholders’ deficit	(307,559)	(293,166)
Total liabilities and stockholders’ deficit	$852,962	$1,000,477

The accompanying notes are an integral part of these condensed consolidated balance sheets.

COGENT COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND MARCH 31, 2020

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months	Three Months
	Ended	Ended
	March 31, 2021	March 31, 2020
	(Unaudited)	(Unaudited)
Service revenue	$146,777	$140,915
Operating expenses:
Network operations (including $2,076 and $252 of equity-based compensation expense, respectively, exclusive of depreciation and amortization shown separately below)	57,092	55,921
Selling, general, and administrative (including $5,231 and $4,823 of equity-based compensation expense, respectively)	41,442	39,675
Depreciation and amortization	21,970	19,508
Total operating expenses	120,504	115,104
Gains on equipment transactions	18	39
Operating income	26,291	25,850
Interest expense	(15,836)	(15,220)
Unrealized foreign exchange gain on 2024 Euro Notes	18,870	2,904
Loss on debt extinguishment and repurchase - 2022 Notes	(3,868)	—
Interest income and other, net	744	(699)
Income before income taxes	26,201	12,835
Income tax provision	(7,350)	(3,608)
Net income	$18,851	$9,227

Comprehensive income:
Net income	$18,851	$9,227
Foreign currency translation adjustment	(5,210)	(3,493)
Comprehensive income	$13,641	$5,734

Net income per common share:
Basic and diluted net income per common share	$0.41	$0.20
Dividends declared per common share	$0.755	$0.660

Weighted-average common shares - basic	46,067,096	45,658,565

Weighted-average common shares - diluted	46,507,258	46,391,066

The accompanying notes are an integral part of these condensed consolidated statements.

COGENT COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND MARCH 31, 2020

(IN THOUSANDS)

	Three months	Three months
	Ended	Ended
	March 31, 2021	March 31, 2020
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$18,851	$9,227
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,970	19,508
Amortization of debt discount and premium	441	477
Equity-based compensation expense (net of amounts capitalized)	7,307	5,075
Gains - equipment transactions and other, net	371	(454)
Unrealized foreign currency exchange gain on 2024 Euro Notes	(18,870)	(2,904)
Loss on extinguishment of 2022 Notes	3,868	—
Deferred income taxes	4,497	2,439
Changes in operating assets and liabilities:
Accounts receivable	2,420	(2,790)
Prepaid expenses and other current assets	2,826	(3,093)
Accounts payable, accrued liabilities and other long-term liabilities	2,951	1,067
Deposits and other assets	474	(94)
Net cash provided by operating activities	47,106	28,458
Cash flows from investing activities:
Purchases of property and equipment	(15,444)	(12,866)
Net cash used in investing activities	(15,444)	(12,866)
Cash flows from financing activities:
Dividends paid	(36,081)	(30,557)
Repurchase and extinguishment of 2022 Notes	(119,679)	—
Proceeds from exercises of stock options	215	718
Principal payments on installment payment agreement	(2,378)	(2,566)
Principal payments of finance lease obligations	(5,744)	(6,167)
Net cash used in financing activities	(163,667)	(38,572)
Effect of exchange rates changes on cash	(1,316)	(1,326)
Net decrease in cash and cash equivalents	(133,321)	(24,306)
Cash and cash equivalents, beginning of period	371,301	399,422
Cash and cash equivalents, end of period	$237,980	$375,116
Supplemental disclosure of non-cash financing activities:
Non-cash component of network equipment obtained in exchange transactions	$—	$36
PP&E obtained for installment payment agreement	$—	$2,343
Finance lease obligations incurred	$6,336	$3,164

The accompanying notes are an integral part of these condensed consolidated statements.

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Description of the business:

Reorganization and merger

On May 15, 2014, pursuant to the Agreement and Plan of Reorganization (the “Merger Agreement”) by and among Cogent Communications Group, Inc. (“Group”), a Delaware corporation, Cogent Communications Holdings, Inc., a Delaware corporation (“Holdings”) and Cogent Communications Merger Sub, Inc., a Delaware corporation, Group adopted a new holding company organizational structure whereby Group is now a wholly owned subsidiary of Holdings. Holdings is a “successor issuer” to Group pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). References to the “Company” for events that occurred prior to May 15, 2014 refer to Cogent Communications Group, Inc. and its subsidiaries and on and after May 15, 2014 the “Company” refers to Cogent Communications Holdings, Inc. and its subsidiaries. Cogent Communications, Inc. is wholly owned by Group and the vast majority of Group's assets, contractual arrangements, and operations are executed by Cogent Communications, Inc. and its subsidiaries.

Description of business

The Company is a facilities-based provider of low-cost, high-speed Internet access, private network services, and data center colocation space. The Company’s network is specifically designed and optimized to transmit packet switched data. The Company delivers its services primarily to small and medium-sized businesses, communications service providers and other bandwidth-intensive organizations in 48 countries across North America, Europe, Asia, South America, Australia and Africa. The Company is a Delaware corporation and is headquartered in Washington, DC.

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

The Company provides its on-net Internet access and private network services to its corporate and net-centric customers. The Company’s corporate customers are located in multi-tenant office buildings and typically include law firms, financial services firms, advertising and marketing firms, as well as health care providers, educational institutions and other professional services businesses. The Company’s net-centric customers include bandwidth-intensive users that leverage its network to either deliver content to end users or to provide access to residential or commercial internet users. Content delivery customers include over the top (“OTT”) media service providers, content delivery networks, web hosting companies, and commercial content and application software providers. Access customers include access networks comprised of other Internet Service Providers (“ISPs”), telephone companies, mobile phone operators and cable television companies that collectively provide internet access to a substantial number of broadband subscribers and mobile phone subscribers across the world. These net-centric customers generally receive the Company’s services in carrier neutral colocation facilities and in the Company’s own data centers. The Company operates data centers throughout North America and Europe that allow its customers to collocate their equipment and access the Company’s network.

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited condensed consolidated financial statements reflect all normal recurring adjustments that the Company considers necessary for the fair presentation of its results of operations and cash flows for the interim periods covered, and of the financial position of the Company at the date of the interim condensed consolidated balance sheet. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such rules and regulations. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. While the Company believes that the disclosures are adequate to not make the information misleading, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in its annual report on Form 10-K for the year ended December 31, 2020.

The accompanying unaudited condensed consolidated financial statements include all wholly owned subsidiaries. All inter-company accounts and activity have been eliminated.

Use of estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates.

Financial instruments

At March 31, 2021 the carrying amount of cash and cash equivalents, accounts receivable, prepaid and other current assets, accounts payable, and accrued expenses approximated fair value because of the short-term nature of these instruments. The Company measures its cash equivalents at amortized cost, which approximates fair value based upon quoted market prices (Level 1). Based upon recent trading prices (Level 2— market approach) at March 31, 2021 the fair value of the Company’s remaining $329.1 million senior secured notes due in 2022 (“2022 Notes”) was $337.3 million and the fair value of the Company’s €350.0 million ($410.5 million) senior unsecured notes due in 2024 (“2024 Notes”) was $419.7 million.

Gross receipts taxes, universal service fund and other surcharges

Revenue recognition standards include guidance relating to taxes or surcharges assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer and may include, but are not limited to, gross receipts taxes, excise taxes, Universal Service Fund fees and certain state regulatory fees. Such charges may be presented gross or net based upon the Company’s accounting policy election. The Company records certain excise taxes and surcharges on a gross basis and includes them in its revenue and network operations expense. Excise taxes and surcharges billed to customers and recorded on a gross basis (as service revenue and network operations expense)were $4.5 million and $3.7  million for the three months ended March 31, 2021 and March 31, 2020, respectively.

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

The following details the determination of diluted weighted average shares:

	Three Months Ended	Three Months Ended
	March 31, 2021	March 31, 2020
Weighted average common shares - basic	46,067,096	45,658,565
Dilutive effect of stock options	26,065	51,131
Dilutive effect of restricted stock	414,097	681,370
Weighted average common shares - diluted	46,507,258	46,391,066

The following details unvested shares of restricted common stock as well as the anti-dilutive effects of stock options and restricted stock awards outstanding:

	March 31, 2021	March 31, 2020
Unvested shares of restricted common stock	1,454,033	1,493,821
Anti-dilutive options for common stock	77,832	11,884
Anti-dilutive shares of restricted common stock	392,410	93,070

Stockholders’ Deficit

The following details the changes in stockholders’ deficit for the three months ended March 31, 2021 and March 31, 2020 (in thousands except share amounts):

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance at December 31, 2020	47,214,077	$47	$515,867	$(1,306)	$(807,774)	$(293,166)
Forfeitures of shares granted to employees	(19,676)	—	—	—	—	—
Equity-based compensation	—	—	7,831	—	—	7,831
Foreign currency translation	—	—	—	(5,210)	—	(5,210)
Issuances of common stock	323,700	1	—	—	—	1
Exercises of options	4,571	—	215	—	—	215
Dividends paid	—	—	—	—	(36,081)	(36,081)
Net income	—	—	—	—	18,851	18,851
Balance at March 31, 2021	47,522,672	$48	$523,913	$(6,516)	$(825,004)	$(307,559)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance at December 31, 2019	46,840,434	$47	$493,178	$(12,326)	$(684,578)	$(203,679)
Forfeitures of shares granted to employees	(36,308)	—	—	—	—	—
Equity-based compensation	—	—	5,559	—	—	5,559
Foreign currency translation	—	—	—	(3,493)	—	(3,493)
Issuances of common stock	319,750	—	—	—	—	—
Exercises of options	15,493	—	719	—	—	719
Dividends paid	—	—	—	—	(30,557)	(30,557)
Net income	—	—	—	—	9,227	9,227
Balance at March 31, 2020	47,139,369	$47	$499,455	$(15,819)	$(705,908)	$(222,225)

Revenue recognition

The Company recognizes revenue under ASU No. 2014-09, Revenue from Contracts with Customers (“ASC 606”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. Under ASC 606 the Company recognizes installation fees for contracts with terms longer than month-to-month over the contract term. The Company believes that for contracts with terms longer than month-to-month the installation fee does not give rise to a material right as defined by ASC 606. The Company recognizes revenue over the estimated average customer life for installation fees associated with month-to-month contracts, because the installation fee represents a material right as defined by ASC 606. The Company capitalizes certain contract acquisition costs that relate directly to a customer contract, including commissions paid to its sales team and sales agents and amortizes these costs on straight-line basis over the period the services are transferred to the customer for commissions paid to its sales team (estimated customer life) and over the remaining original contract term for agent commissions. Management assesses these costs for impairment at least quarterly and as "triggering" events occur that indicate it is more likely than not that an impairment exists.

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
4)	Allocation of the transaction price to the performance obligations in the contract
5)	Recognition of revenue when, or as, the Company satisfies its performance obligations

Fees billed in connection with customer installations are deferred (as deferred revenue) and recognized as noted above. To the extent a customer contract is terminated prior to its contractual end the customer is subject to termination fees. The Company vigorously seeks payment of these termination fees. The Company recognizes revenue for termination fees as they are collected.

Service revenue recognized from amounts in deferred revenue (contract liabilities) at the beginning of the period during the three months ended March 31, 2021 was $1.8 million and during the three months ended March 31, 2020 was $1.6 million. Amortization expense for contract costs was $4.6  million for the three months ended March 31, 2021 and $4.2 million for the three months ended March 31, 2020.

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 replaced most existing lease accounting guidance. In July 2018 the FASB approved an Accounting Standards Update which, among other changes, allowed a company to elect to adopt ASU 2016-02 using the modified retrospective method applying the transition provisions at the beginning of the period of adoption, rather than at the beginning of the earliest comparative period presented in these financial statements. ASU 2016-02 was effective for the Company beginning on January 1, 2019 and required the Company to record a right-of-use asset and a lease liability for most of its facilities leases. These leases were previously treated as operating leases. The effect of ASU 2016-02 was to record a cumulative-effect adjustment on January 1, 2019 as a right-of-use asset and an operating lease liability totaling $97.3 million. The operating lease liability is not considered a liability under the consolidated leverage ratio calculations in the indentures governing the Company’s senior unsecured and senior secured note obligations. The Company has made an accounting policy election to not apply the recognition requirements of ASU 2016-02 to its short-term leases - leases with a term of one year or less. The Company has also elected to apply certain practical expedients under ASU 2016-02 including not separating lease and nonlease components on its finance and operating leases.

	Three Months	Three Months
	Ended	Ended
	March 31, 2021	March 31, 2020
Finance lease costs
Amortization of right-of-use assets	$6,346	$4,762
Interest expense on finance lease liabilities	5,226	4,473
Operating lease cost	4,417	4,187
Total lease costs	15,989	13,422
Other lease information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	(5,396)	(4,780)
Operating cash flows from operating leases	(4,993)	(4,441)
Financing cash flows from finance leases	(5,744)	(6,167)
Right-of-use assets obtained in exchange for new finance lease liabilities	6,336	3,164
Right-of-use assets obtained in exchange for new operating lease liabilities	2,720	5,530
Weighted-average remaining lease term — finance leases (in years)	12.4	14.1
Weighted-average remaining lease term — operating leases (in years)	19.9	20.9
Weighted average discount rate — finance leases	10.1%	10.9%
Weighted average discount rate — operating leases	5.6%	5.6%

Finance leases—fiber lease agreements

The Company has entered into lease agreements with numerous providers of dark fiber under indefeasible-right-of use agreements (“IRUs”). These IRUs typically have initial terms of 15- 20 years and include renewal options after the initial lease term. The Company establishes the number of renewal option periods used in determining the lease term based upon its assessment at the inception of the lease of the number of option periods for which failure to renew the lease imposes a penalty in such amount that renewal appears to be reasonably certain. The option to renew may be automatic, at the option of the Company or mutually agreed to between the dark fiber provider and the Company. Once the Company has accepted the related fiber route, leases that meet the criteria for treatment as finance leases are recorded as a finance lease obligation and an IRU asset. The interest rate used in determining the present value of the aggregate future minimum lease payments is the Company’s incremental borrowing rate for the reasonably certain lease term. The Company determines its incremental borrowing rate for each lease using its current borrowing rate, adjusted for various factors including level of collateralization and term to align with the term of the lease. The determination of the Company's incremental borrowing rate requires judgment. Finance lease assets are included in property and equipment in the Company’s consolidated balance sheets. As of March 31, 2021, the Company had committed to additional dark fiber IRU lease agreements totaling $25.4 million in future payments to be paid over periods of up to 20 years. These obligations begin when the related fiber is accepted, which is generally expected to occur in the next 12 months.

The future minimum payments (principal and interest) under these finance leases are as follows (in thousands):

For the twelve months ending March 31,
2022	$34,395
2023	33,263
2024	32,461
2025	32,907
2026	25,673
Thereafter	229,069
Total minimum finance lease obligations	387,768
Less—amounts representing interest	(169,258)
Present value of minimum finance lease obligations	218,510
Current maturities	(15,996)
Finance lease obligations, net of current maturities	$202,514

Operating leases

The Company leases office space and data center facilities under operating leases. In certain cases the Company also enters into short-term operating leases for dark fiber. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments under the lease. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the reasonably certain lease term. The implicit rates within the Company’s operating leases are generally not determinable and the Company uses its incremental borrowing rate at the lease commencement date to determine the present value of its lease payments. The Company determines its incremental borrowing rate for each lease using its current borrowing rate, adjusted for various factors including level of collateralization and term to align with the term of the lease. The determination of the Company’s incremental borrowing rate requires judgment. Certain of the Company’s leases include options to extend or terminate the lease. The Company establishes the number of renewal option periods used in determining the operating lease term based upon its assessment at the inception of the operating lease of the number of option periods for which failure to renew the lease imposes a penalty in such amount that renewal appears to be reasonably certain. The option to renew may be automatic, at the option of the Company or mutually agreed to between the landlord or dark fiber provider and the Company. Once the Company has accepted the related fiber route or the facility lease term has begun, the present value of the aggregate future minimum operating lease payments is recorded as an operating lease liability and a right-of-use leased asset. Lease incentives and deferred rent liabilities for facilities operating leases are presented with, and netted against, the right-of-use leased asset. Lease expense for lease payments is recognized on a straight-line basis over the term of the lease.

The future minimum payments under these operating lease agreements are as follows (in thousands):

For the twelve months ending March 31,
2022	$17,434
2023	16,627
2024	16,398
2025	14,924
2026	12,126
Thereafter	114,121
Total minimum operating lease obligations	191,630
Less—amounts representing interest	(71,198)
Present value of minimum operating lease obligations	120,432
Current maturities	(11,055)
Lease obligations, net of current maturities	$109,377

Allowance for credit losses

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

		Current-period
		Provision for	Write offs
	Beginning	Expected Credit	Charged Against	Ending
Description	Balance	Losses	Allowance	Balance
Allowance for credit losses (deducted from accounts receivable)
Three months ending March 31, 2021	$1,921	$2,012	$(2,476)	$1,457
Three months ending March 31, 2020	$1,771	$1,336	$(1,131)	$1,976

Net bad debt expense for the three months ended March 31, 2021 was $0.8 million which is net of bad debt recoveries of $1.2 million. Net bad debt expense for the three months ended March 31, 2020 was $1.1 million which is net of bad debt recoveries of $0.2 million.

2.  Property and equipment:

Depreciation and amortization expense related to property and equipment and finance leases was $22.0 million and $19.5 million for the three months ended March 31, 2021 and 2020, respectively. The Company capitalized salaries and related benefits of employees working directly on the construction and build-out of its network of $3.2 million and $2.9 million for the three months ended March 31, 2021 and 2020, respectively.

Installment payment agreement

The Company has entered into an installment payment agreement (“IPA”) with a vendor. Under the IPA the Company was able to purchase network equipment in exchange for interest free note obligations each with a twenty-four month term. There were no payments under each note obligation for the first six months followed by eighteen equal installment payments for the remaining eighteen month term until July 2020 when additional borrowings under the IPA expired. As of March 31, 2021 and December 31, 2020 there was $5.3 million and $7.7 million, respectively, of note obligations outstanding under the IPA, secured by the related equipment. The Company recorded the assets purchased and the net present value of the note obligation utilizing an imputed interest rate. The resulting discounts totaling $0.1 million and $0.1 million as of March 31, 2021 and December 31, 2020, respectively, are being amortized over the note term using the effective interest rate method.

3.  Long-term debt:

Limitations under the indentures

The indentures governing the Company's 2024 Notes and 2022 Notes, among other things, limit the Company’s ability to incur indebtedness; to pay dividends or make other distributions; to make certain investments and other restricted payments; to create liens; consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; to incur restrictions on the ability of a subsidiary to pay dividends or make other payments; and to enter into certain transactions with its affiliates. Limitations on the ability to incur additional indebtedness (excluding IRU agreements incurred in the normal course of business) include a restriction on incurring additional indebtedness if the Company’s consolidated leverage ratio, as defined in the indentures, is greater than 6.0 for the 2024 Notes and greater than 5.0 for the 2022 Notes. Limitations on the ability to incur additional secured indebtedness include a restriction on incurring additional secured indebtedness if the Company’s consolidated secured leverage ratio, as defined in the indentures, is greater than 4.0 for the 2024 Notes and greater than 3.5 for the 2022 Notes. The indentures prohibit certain payments, such as dividends and stock purchases, when the Company’s consolidated leverage ratio, as defined by the indentures, is greater than 4.25. A certain amount of such unrestricted payments is permitted notwithstanding this prohibition. The unrestricted payment amount may be increased by the Company’s accumulated consolidated cash flow, as defined in the indentures, as long as the Company’s consolidated leverage ratio is less than 4.25. The Company’s consolidated leverage ratio was above 4.25 as of March 31, 2021. As of March 31, 2021, a total of $57.9 million was unrestricted and permitted for investment payments including dividends and stock purchases.

Debt extinguishment and repurchase of 2022 Notes

In March 2021, Group repurchased $115.9 million of its 2022 Notes at a price of 103.2% of the principal amount plus $0.4 million of accrued interest. As a result of this transaction, the Company incurred a loss on debt extinguishment and redemption of $3.9 million from the premium payment above par value, the amortization of the remaining unamortized notes cost and certain transaction expenses.

On April 6, 2021 Group issued a notice of conditional partial redemption for $45.0 million of its 2022 Notes. Subject to the satisfaction of conditions precedent stated therein, Group will redeem the $45.0 million of 2022 Notes on May 6, 2021. The notes will be redeemed at par plus the “make-whole amount” as defined in the 2022 Notes indenture of $41.41533 per $1,000 aggregate principal amount plus accrued interest up to the redemption date of $9.70486 per aggregate principal amount. Following this $45.0 million redemption there will be $284.1 million of 2022 Notes remaining.

4.  Commitments and contingencies:

Current and potential litigation

In accordance with the accounting guidance for contingencies, the Company accrues its estimate of a contingent liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Where it is probable that a liability has been incurred and there is a range of expected loss for which no amount in the range is more likely than any other amount, the Company accrues at the low end of the range. The Company reviews its accruals at least quarterly and adjusts them to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular matter. The Company has taken certain positions related to its obligations for leased circuits for which it is reasonably possible could result in a loss of up to $3.4 million in excess of the amount accrued at March 31, 2021.

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

5.  Income taxes:

The components of income before income taxes consist of the following (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2021	March 31, 2020
Domestic	$28,502	$17,789
Foreign	(2,301)	(4,954)
Total	$26,201	$12,835

6.  Common stock buyback program and stock options and award plan:

The Company’s Board of Directors has approved purchases of the Company’s common stock under a buyback program (the “Buyback Program”) through December 31, 2021. At March 31, 2021, there was approximately $30.4 million remaining for purchases under the Buyback Program. There were no purchases of common stock during the three months ended March 31, 2021 and three months ended March 31, 2020.

During the three months ended March 31, 2021 the Company granted 323,700 shares of common stock to its executive employees and directors valued at $19.5 million that primarily vest over periods ending in December 2024. The vesting of 129,000 of these shares is subject to certain performance conditions. Of the 129,000 total performance shares granted, the vesting of up to 35,000  performance shares granted to the Company’s CEO is subject to the total shareholder return of the Company’s common stock compared to the total shareholder return of the Nasdaq Telecommunications Index.

7.  Dividends on common stock:

On April 28, 2021, the Company’s Board of Directors approved the payment of a quarterly dividend of $0.78 per common share. This estimated $35.9 million dividend payment is expected to be made on May 28, 2021.

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

8.  Related party transactions:

Office leases

The Company’s headquarters is located in an office building owned by Sodium LLC whose owner is the Company’s Chief Executive Officer. The fixed annual rent for the headquarters building is $1.0 million per year plus an allocation of taxes and utilities. The lease began in May 2015 and the lease term was for five years. In February 2020 the lease term was extended to May 2025. The lease is cancellable by the Company at no cost upon 60 days' notice. The Company’s audit committee reviews and approves all transactions with related parties. The Company paid $0.4 million and $0.4 million in the three months ended March 31, 2021 and 2020, respectively, for rent and related costs (including taxes and utilities) to Sodium LLC for this lease.

9.  Segment information:

The Company operates as one operating segment. The Company’s service revenue by geographic region and product class and long-lived assets by geographic region are as follows (in thousands):

Three months Ended March 31, 2021
Revenues	On-net	Off-net	Non-core	Total
North America	$84,464	$31,843	$89	$116,396
Europe	22,420	4,592	18	27,030
Asia Pacific	2,173	271	—	2,444
Latin America	812	16	—	828
Africa	78	1	—	79
Total	$109,947	$36,723	$107	$146,777

Three months Ended March 31, 2020
Revenues	On-net	Off-net	Non-core	Total
North America	$82,546	$32,941	$126	$115,613
Europe	19,120	4,143	11	23,274
Asia Pacific	1,471	226	—	1,697
Latin America	320	11	—	331
Total	$103,457	$37,321	$137	$140,915

	March 31,	December 31,
	2021	2020
Long-lived assets, net
North America	$302,078	$306,652
Europe and other	123,428	123,699
Total	$425,506	$430,351

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

The impact of the COVID-19 pandemic and the related government policies worldwide; future economic instability in the global economy or a contraction of the capital markets, which could affect spending on Internet services and our ability to engage in financing activities; the impact of changing foreign exchange rates (in particular the Euro to US dollar and Canadian dollar to US dollar exchange rates) on the translation of our non-US dollar denominated revenues, expenses, assets and liabilities into US dollars; legal and operational difficulties in new markets; the imposition of a requirement that we contribute to the US Universal Service Fund on the basis of our Internet revenue; changes in government policy and/or regulation, including rules regarding data protection, cyber security and net neutrality; cyber-attacks or security breaches of our network; increasing competition leading to lower prices for our services; our ability to attract new customers and to increase and maintain the volume of traffic on our network; the ability to maintain our Internet peering arrangements on favorable terms; our ability to renew certain leases of optical fiber that comprise our network; our reliance on an equipment vendor, Cisco Systems Inc., and the potential for hardware or software problems associated with such equipment; the dependence of our network on the quality and dependability of third-party fiber providers; our ability to retain certain customers that comprise a significant portion of our revenue base; our ability to make payments on our indebtedness as they become due; the management of network failures and/or disruptions; and outcomes in litigation as well as other risks discussed from time to time in our filings with the Securities and Exchange Commission, including, without limitation, our annual report on Form 10-K for the year ended December 31, 2020.

General Overview

We are a facilities-based provider of low-cost, high-speed Internet access, private network services, and data center colocation space. Our network is specifically designed and optimized to transmit packet switched data. We deliver our services primarily to small and medium-sized businesses, communications service providers and other bandwidth-intensive organizations in 48 countries across North America, Europe, Asia, South America, Australia and Africa. We are a Delaware corporation, and we are headquartered in Washington, DC.

We offer on-net Internet access services exclusively through our own facilities, which run from our network to our customers' premises. We offer our on-net services to customers located in buildings that are physically connected to our network. As a result, we are not dependent on local telephone companies or cable TV companies to serve our customers for our on-net Internet access and private network service. Our on-net service consists of high-speed Internet access and private network services offered at speeds ranging from 100 megabits per second ("Mbps") to 100 gigabits per second ("Gbps").

Our on-net revenues represented 74.9% of our revenues for the three months ended March 31, 2021 and 73.4% of our revenues for the three months ended March 31, 2020. We provide our on-net Internet access and private network services to our corporate and net-centric customers. Our corporate customers are located in multi-tenant office buildings and typically include law firms, financial services firms, advertising and marketing firms, as well as health care providers, educational institutions and other professional services businesses. Our net-centric customers include bandwidth-intensive users that leverage our network to either deliver content to end users or to provide access to residential or commercial internet users. Content delivery customers include over the top (“OTT”) media service providers, content delivery networks, web hosting companies, and commercial content and application software providers. Our net-centric customers include 7,471 access networks comprised of other Internet service providers (“ISPs”), telephone companies, mobile phone operators and cable television companies that collectively provide internet access to a substantial number of broadband subscribers and mobile phone subscribers across the world. These net-centric customers generally receive our services in carrier neutral colocation facilities and in our data centers. We operate data centers throughout North America and Europe that allow our customers to collocate their equipment and access our network.

In addition to providing our on-net services, we provide Internet access and private network services to customers that are not located in buildings directly connected to our network. We provide these off-net services primarily to corporate customers using other carriers’ circuits to provide the “last mile” portion of the link from the customers’ premises to our network. Our off-net revenues represented 25.0% of our revenues for the three months ended March 31, 2021 and 26.5% of our revenues for the three months ended March 31, 2020.

We also provide certain non-core services that resulted from acquisitions. We continue to support but do not actively sell these non-core services. We expect revenue from non-core services to continue to decline or to remain flat. Our non-core revenues represented 0.1% of our revenues for the three months ended March 31, 2021 and 0.1% of our revenues for the three months ended March 31, 2020.

Competitive Advantages

We believe we address many of the data communications needs of small and medium-sized businesses, communications service providers and other bandwidth-intensive organizations by offering them high-quality, high-speed Internet access and private network services at attractive prices. We believe that our organization has the following competitive advantages:

Low Cost of Operation: We believe that the wireline telecom industry is undergoing, and will continue to face, significant price deflation for its applications and services. This price deflation is a result of a variety of factors including increased competition, enhanced substitutability of certain products and services and the continued impact of Moore’s Law, which has driven down the cost of technology, particularly for customer premise, fiber optics and networking equipment. Faced with the backdrop of continued price deflation in our industry, we have made a series of discreet choices around our network design, operating strategy and product offering that are consistent with our objective of becoming the low cost operator in our industry. Since our initiation of operations, this strategy has resulted in a rapid decline in our cost to transmit bits, which has increased our margins and decreased our capital intensity as measured by our capital expenditures per total revenues. Over the last five fiscal years, our cost of goods sold per bit delivered for our customers has declined at a compounded annual rate of 22.5%. Important components of our low cost operating strategy includes:

●	One Network Protocol. Upon our founding, we selected to operate our network solely using Ethernet protocol. We made this selection in order to take advantage of the significantly greater installed base and lower cost of Ethernet network equipment versus other protocols, the substantially lower costs associated with operating and maintaining one network protocol and the continued benefits of the rapid price performance ratio improvements of Ethernet-related equipment. Our single network design allows us to avoid many of the costs that our competitors who operate circuit-switched, TDM and hybrid fiber coaxial networks incur related to provisioning, monitoring and maintaining multiple transport protocols. Selecting one operating protocol has also had positive effects in terms of our operating overhead and the simplicity of our organization. We believe the vast majority of our competition currently operates their networks with multiple protocols and we believe that attempts to upgrade their networks to one protocol would be operationally challenging and costly.

●	Broad Access to Fiber on a Cost Effective, Long Term Basis. We have acquired a large portfolio of dark fiber leases from around the world sourced from the excess inventory of existing networks. This choice to lease rather than build reduces our capital intensity and the operating costs of our intercity and metro networks. The nature of this portfolio and the individual leases provides us long-term access to dark fiber at attractive rates and the opportunity in many cases to extend these leases for multiple terms. On average, a modest number of our dark fiber leases come up for renewal each year. We have relationships with 280 dark fiber vendors across the globe enabling us to lease dark fiber on a long-term, cost-effective basis to virtually any geographic route or facility we require.

●	Narrow and Focused Product Set. Since our founding, we have strategically focused on delivering a very narrow product set to our customers. The vast majority of our revenue is driven or related to our high-capacity, bi-directional, symmetric internet access services which can be accessed on-net in multi-tenant office buildings and carrier neutral data centers or off-net through other carriers’ “last mile” connections to customer facilities. There are significant cost advantages as a result of this narrow product set. We believe the relative size of our salesforce training, support and overhead is lower than comparable telecom providers which tend to offer a broader, one-stop shopping product set to their client base.

●	Scalable Network Equipment and Hub Configurations. Due to our single network protocol and narrow product set, our transmission and network operations rely mainly on two sets of equipment for operation. In order to further scale our operating leverage, we have systematically reused older equipment in less dense portions of our network. Due to interoperability between the generations of products, we are able to transfer older equipment from our core, high-traffic areas to newer, less congested routes. The result of this dynamic grooming process is that we are able to utilize our equipment for materially longer time frames than the expected life of this equipment thereby reducing our capital investment in our network. We design and build all of our network hubs to the same standards and configurations. This replication strategy provides us scale benefits in equipment purchases, training, and maintenance.

Greater Control and Superior Delivery. Our on-net service does not rely on circuits that must be provisioned by a third-party carrier. In on-net multi-tenant office buildings (“MTOBs”) we provide our customers the entire network, including the “last mile” and the in-building wiring connecting to our customer’s suite. In carrier neutral data centers (“CNDCs”) we are collocated with our customers. As a result, only a cross-connection within the data center is required to provide our services. The structure of our on-net service provides us more control over our service, quality and pricing. It also allows us to provision services more quickly and efficiently than provisioning services on a third-party carrier network.

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

Large Addressable Market. We have systematically evaluated and chosen our network extensions to buildings, data centers and markets based upon a rigorous set of criteria to evaluate the economic opportunity of network locations. Additional factors relevant to our pursuit of new buildings include the willingness of building owners to grant us access rights, the availability of optical fiber networks to serve those buildings, the costs to connect buildings to our network and equipment availability. Our network is connected to 2,939 total buildings located in 202 metropolitan markets. These buildings include 1,796 large MTOBs (totaling 978.1 million square feet of office space) in major North American cities where we offer our services to a diverse set of high-quality, low churn corporate customers within close physical proximity of each other. These buildings also include 1,274 CNDCs located in 1,089 buildings in North America, Europe, Asia, South America, Australia and Africa where our net-centric customers directly interconnect with our network. We also operate 54 of our own data centers across the United States and in Europe which comprise over 606,000 square feet of floor space and are directly connected to our network. We believe that these network points of presence strategically position our network to attract high levels of Internet traffic and maximize our revenue opportunities and profitability.

Balanced, High-Traffic Network. Since its inception, our network has grown significantly in terms of its geographic reach, customer connections, and traffic. We currently serve 7,471 access networks as well as numerous large and small content providers and 46,719 corporate customer connections. As a result of these growing bases of customers who distribute (content providers) and receive (access networks) content on our network, we believe that the majority of all the traffic on our network originates and terminates on our network. This control of traffic increases our reliability and speed of delivery and enhances our margins. The breadth of our network, extensive size of our customer base, and volume of our traffic enables us to be one of a handful of Tier One networks that are interconnected on a settlement free basis. This peering status broadens our geographic delivery capability and materially reduces our network costs.

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

Increase our Share of the Net-Centric Market. We are currently one of the leading providers of high-speed internet access to a variety of content providers and access networks across the world. We intend to further load our high-capacity network as a result of the growing demand for high-speed internet access generated by these types of bandwidth-intensive applications such as over-the-top (“OTT”) media services, online gaming, video, Internet of Things (“IoT”), voice over IP (“VOIP”), remote data storage, and other services. We expect that we will continue to grow our shares of these segments by offering our customers a series of attractive features including:

●	Geographic breadth – We have the broadest carrier neutral data center footprint in the industry and currently offer network services in 48 countries;
●	High capacity and reliability – We offer 1 Gbps to 100 Gbps ports in all of the carrier neutral data centers on our network, which differentiates the capacity choices we provide our net-centric clients;
●	Balanced customer base – Our leading share of content providers and access networks increases the amount of traffic that originates and terminates on our network thereby reducing latency and enhancing reliability;
●	Large and dedicated salesforce – Our team of 239 net-centric sales professionals is one of the largest salesforces in this industry segment and enables us to better serve this customer segment while also identifying new sales opportunities and gaining new business and customers; and
●	Competitive pricing – We aggressively discount our services to customers in order to attract new customers and drive volume.

Develop a Worldwide Peering Platform. In late 2020 we introduced a new product, Global Peer Connect (“GPC”), targeted at the growing demand for certain net-centric customers to dynamically peer traffic anywhere on our global platform. Our GPC product provides access to our Global Peer Exchange (“GPE”) which is a worldwide connectivity platform for the exchange of peering traffic destined for the Internet. Similar product offerings in the marketplace offer a materially smaller geographic footprint configuration and require a higher fixed cost for customers. We believe our product offering provides the following unique advantages over other private peer exchanges or public Internet exchange points:

●	Ubiquity through Leading CNDC Connectivity: We are collocated in 1,274 CNDCs in 48 countries. We believe this portfolio provides us a significant advantage over regional peer exchanges that typically have substantially fewer CNDC collocations and countries served. In order to take advantage of this footprint, we enable GPC customers to peer with any other member of our GPE regardless of location thereby significantly broadening the reach for potential customers.
●	Attractive Economics and Terms: Our GPC product offers economics and terms which should make it attractive for potential users to switch to us. Customers only pay for direct usage and there are no fixed port charges or distance based fees. Our contracts have no minimum terms. These terms reduce the hurdle for new customers to join the GPE and should drive participation.
●	Greater Customer Control and Selectivity: As our GPC offering provides direct connectivity to anywhere in our network, customers will be able to have greater control and reliability over their traffic as this eliminates intermediate networks and enables customers to selectively bypass certain regions due to regulatory or censorship concerns.

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

Grow and Improve our Sales Efforts. A critical factor in our success has been our growing investment and focus on our sales and marketing efforts. Over the past five years, we have increased the size of our quota bearing salesforce by 27% from 398 to 547 employees. We seek to pair this growth in the size of our salesforce with a consistent level of productivity as measured by the number of connections sold per salesperson per month, taking into account adjustments to the changing mix of products sold and installed. In order to gain market share in our targeted businesses, we expect to continue to increase our sales efforts, including increasing the number of sales representatives and introducing strategies and tools to optimize sales productivity.

Expand our Off-Net Corporate Business. We have agreements with national carriers providing us last mile network access to over 4.0 million commercial buildings across North America that are lit by fiber optic cable and that are not currently served by our network. We have developed an automated process to enable our salesforce to identify opportunities in the off-net market and to quickly offer pricing proposals to potential customers. We believe these agreements broaden our addressable market for corporate dedicated internet access and enable us to better leverage the skills and capacity of our direct salesforce. The carrier agreements also provide for discounts related to volume purchases thereby enabling us to reduce our cost of service if we are able to increase our pool of off-net customers.

Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020

The following summary table presents a comparison of our results of operations with respect to certain key financial measures. The comparisons illustrated in the table are discussed in greater detail below.

	Three months ended
	March 31,		Percent
	2021	2020	Change

	(in thousands)
Service revenue	$146,777	$140,915	4.2%
On-net revenue	109,947	103,457	6.3%
Off-net revenue	36,723	37,321	(1.6)%
Network operations expenses (1)	57,092	55,921	2.1%
Selling, general, and administrative expenses (2)	41,442	39,675	4.5%
Depreciation and amortization expenses	21,970	19,508	12.6%
Unrealized foreign exchange gain on 2024 Notes	18,870	2,904	NM
Loss on debt extinguishment and repurchase – 2022 Notes	3,868	—	NM
Interest expense	15,836	15,220	4.0%
Income tax provision	7,350	3,608	103.7%
(1)	Includes equity-based compensation expenses of $2,076 and $252 in the three months ended March 31, 2021 and 2020, respectively.
(2)	Includes equity-based compensation expenses of $5,231 and $4,823 in the three months ended March 31, 2021 and 2020, respectively.

NM – not meaningful

	Three Months Ended
	March 31,		Percent
	2021	2020	Change
Other Operating Data
Average Revenue Per Unit (ARPU)
ARPU—on-net	$471	$461	2.2%
ARPU—off-net	$1,012	$1,064	(4.9)%
Average Price per Megabit — installed base	$0.38	$0.53	(28.1)%
Customer Connections—end of period
On-net	78,389	75,163	4.3%
Off-net	12,216	11,721	4.2%

Service Revenue. We continually work to grow our total service revenue by increasing the number of potential customers that we can reach on our network. We do this by investing capital to expand the geographic footprint of our network and by increasing the number of buildings that we are connected to, including carrier neutral data centers and multi-tenant office buildings. These efforts broaden the global reach of our network and increase the size of our potential addressable market. We also seek to grow our service revenue by investing in our sales and marketing team. Over the last five years we have grown our quota bearing salesforce by 27% to 547 full time equivalent salespeople. We typically sell corporate connections at similar pricing to our competitors, but our clients benefit from our significantly faster speeds, enhanced service level agreements and rapid installation times. In the net-centric market, we offer comparable services in terms of capacity but typically at significantly lower prices.

Our service revenue increased by 4.2% from the three months ended March 31, 2020 to the three months ended March 31, 2021. Exchange rates positively impacted our increase in service revenue by $2.6 million. All foreign currency comparisons herein reflect results for the three months ended March 31, 2021 translated at the average foreign currency exchange rates for the three months ended March 31, 2020. We increased our total service revenue by increasing the number of sales representatives selling our services, by expanding our network, by adding additional buildings to our network, by increasing our penetration into the buildings connected to our network and by gaining market share by offering our services at lower prices than our competitors.

Revenue recognition standards include guidance relating to any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, gross receipts taxes, Universal Service Fund fees and certain state regulatory fees. We record these taxes billed to our customers on a gross basis (as service revenue and network operations expense) in our consolidated statements of operations. The impact of these taxes including the Universal Service Fund resulted in an increase to our revenues from the three months ended March 31, 2020 to the three months ended March 31, 2021 of $0.8 million.

Our corporate customers purchase their services on a price per connection basis. Our net-centric customers generally purchase their services on a price per megabit basis. Revenues from our corporate and net-centric customers represented 62.7% and 37.3% of total service revenue, respectively, for the three months ended March 31, 2021 and represented 68.8% and 31.2% of total service revenue, respectively, for the three months ended March 31, 2020. Revenues from corporate customers decreased by 5.1% to $92.0 million for the three months ended March 31, 2021 from $97.0 million for the three months ended March 31, 2020. Revenues from our net-centric customers increased by 24.6% to $54.8 million for the three months ended March 31, 2021 from $44.0 million for the three months ended March 31, 2020.

Our corporate customers take advantage of our superior speeds, service levels and installation times versus our competitors. The growing trend of customers installing second lines for redundancy and in order to supplement their VPN capabilities has also led to our growing corporate revenues. However, beginning in March 2020, we saw corporate customers take a more cautious approach to new configurations and upgrades as well as a reduction in demand for connecting smaller satellite offices as a result of the challenges and uncertainties of the COVID-19 pandemic. We also witnessed a deteriorating real estate market in and around the buildings we service, with rising vacancy levels and falling lease initiations or renewals resulting in fewer sales opportunities for our salesforce. As a result, we have experienced a slowdown in new sales to our corporate customers which negatively impacted our corporate revenue results. While we believe that demand for office space in the buildings in which we operate will remain among the strongest in our markets, we may experience increased corporate customer turnover, fewer upgrades of existing corporate customer configurations and fewer new tenant opportunities which would negatively impact our corporate revenue growth.

Our revenue from our net-centric customers increased primarily due to an increase in our number of net-centric customers partly offset by a decline in our average price per megabit. Our net-centric customers purchase our services on a price per megabit basis. The net-centric market exhibits significant pricing pressure due to the continued introduction of new technology which lowers the marginal cost of transmitting bits, and the commodity nature of the service where price is typically the only differentiating factor for these customers. Our average price per megabit declined by 28.1% from the three months ended March 31, 2020 to the three months ended March 31, 2021. We expect that our average price per megabit will continue to decline at similar rates. The impact of foreign exchange rates has a more significant impact on our net-centric revenues.

Our on-net revenues increased by 6.3% from the three months ended March 31, 2020 to the three months ended March 31, 2021. Our on-net revenues increased as we increased the number of our on-net customer connections by 4.3% at March 31, 2021 from March 31, 2020. On-net revenues increased at a greater rate than on-net customer connections primarily due to an increase in our usage based revenues, an increase in our on-net ARPU from the three months ended March 31, 2020 to the three months ended March 31, 2021 and the positive impact of foreign exchange. ARPU is determined by dividing revenue for the period by the average customer connections for that period.

Our off-net revenues decreased by 1.6% from the three months ended March 31, 2020 to the three months ended March 31, 2021. Our off-net revenues decreased as the 4.9% decrease in our off-net ARPU more than offset the 4.2% increase in the number of our off-net customer connections from March 31, 2020 to March 31, 2021.

Network Operations Expenses. Network operations expenses include the costs of personnel associated with service delivery, network management and customer support, network facilities costs, fiber and equipment maintenance fees, leased circuit costs, access and facilities fees paid to building owners and excise taxes billed to our customers and recorded on a gross basis. Non-cash equity-based compensation expense is included in network operations expenses consistent with the classification of the employee’s salary and other compensation and was $2.1 million for the three months ended March 31, 2021 and $0.3 million for the three months ended March 31, 2020. Our network operations expenses, including non-cash equity-based compensation expense, increased by 2.1% for the three months ended March 31, 2021 from the three months ended March 31, 2020. The increase in network operations expense is primarily attributable to an increase in costs related to our network and facilities expansion activities and an increase in equity-based compensation expense from the vesting of restricted employee shares, partly offset by price reductions obtained in certain of our leased circuit costs, fewer operating leases for dark fiber and the impact of a renewal of an IRU fiber lease agreement in the second quarter of 2020. We adopted Leases (“ASU 2016-02”) on January 1, 2019. When we adopted ASU 2016-02 we elected to apply certain practical expedients under ASU 2016-02 including not separating the lease and nonlease components of our finance and operating leases. As a result of accounting for this IRU renewal under ASU 2016-02, the present value of $1.8 million of quarterly maintenance and co-location fees (non-lease components) that were previously accounted for as network operations expenses prior to the second quarter of 2020, were capitalized as a finance lease liability and right-of-use leased asset totaling $34.0 million. Amortization of the right-of-use asset is recorded as depreciation and amortization expense and the payments that are made toward the finance lease liability are recorded as a reduction of the finance lease liability and interest expense.

Selling, General, and Administrative (“SG&A”) Expenses. Our SG&A expenses, including non-cash equity-based compensation expense, increased by 4.5% for the three months ended March 31, 2021 from the three months ended March 31, 2020. Non-cash equity-based compensation expense is included in SG&A expenses consistent with the classification of the employee’s salary and other compensation and was $5.2 million for the three months ended March 31, 2021 and $4.8 million for the three months ended March 31, 2020. SG&A expenses increased primarily from an increase in salaries and related costs required to support our expansion and increases in our sales efforts, partly offset by a reduction in sales meeting and travel costs related to the COVID-19 pandemic and a reduction in bad debt expense. Our sales force headcount increased from 684 at March 31, 2020 to 693 at March 31, 2021 and our total headcount increased from 1,052 at March 31, 2020 to 1,066 at March 31, 2021.

Depreciation and Amortization Expenses. Our depreciation and amortization expense increased by 12.6% for the three months ended March 31, 2021 from the three months ended March 31, 2020. The increase is primarily due to the depreciation expense associated with the increase in deployed fixed assets and the impact of a renewal of an IRU fiber lease agreement in the second quarter of 2020. We adopted Leases (“ASU 2016-02”) on January 1, 2019. When we adopted ASU 2016-02 we elected to apply certain practical expedients under ASU 2016-02 including not separating the lease and nonlease components of our finance and operating leases. As a result of accounting for this IRU renewal under ASU 2016-02, the present value of $1.8 million of quarterly maintenance and co-location fees (non-lease components) that were previously accounted for as network operations expenses prior to the second quarter of 2020, were capitalized as a finance lease liability and right-of-use leased asset totaling $34.0 million. Amortization of the right-of-use asset is recorded as depreciation and amortization expense and the payments that are made toward the finance lease liability are recorded as a reduction of the finance lease liability and interest expense.

Interest Expense and Loss on Debt Extinguishment and Repurchase. Our interest expense resulted from interest incurred on our $329.1 million of senior secured notes due 2022 (“2022 Notes”), interest incurred on our $189.2 million of senior unsecured notes due 2021 (“2021 Notes") until these notes were repurchased in June 2020, interest incurred on our installment payment agreement, interest incurred on our finance lease obligations and interest incurred on our €350.0 million aggregate principal amount of senior unsecured notes due 2024 (“2024 Notes”). We issued €215.0 million of our 2024 Notes in June 2020 and €135.0 million of our 2024 Notes were issued in June 2019. In June 2020, we redeemed and extinguished our 2021 Notes at par value. In March 2021, we repurchased and extinguished $115.9 million of our 2022 Notes at 103.24% of par value resulting in a loss on debt extinguishment and repurchase of $3.9 million and reduced the par value from $445.0 million to $329.1 million. Our interest expense increased by 4.0% for the three months ended March 31, 2021 from the three months ended March 31, 2020 primarily due to an increase in our finance lease obligations and the issuances of our 2024 Notes, partly offset by the June 2020 repurchase of our 2021 Notes and the March 2021 partial extinguishment of our 2022 Notes.

Unrealized Gain on Foreign Exchange on 2024 Notes. Our 2024 Notes were issued in Euros and are reported in our reporting currency – US Dollars. As of March 31, 2021, the carrying value of our €350.0 million 2024 Notes was $410.5 million. Our unrealized gain on foreign exchange on our 2024 Notes from converting our 2024 Notes into US Dollars was an unrealized gain of $18.9 million for the three months ended March 31, 2021 and an unrealized gain of $2.9 million for the three months ended March 31, 2020. We have not entered into hedges for our foreign currency obligations.

Income Tax Provision. Our income tax provision was $7.4 million for the three months ended March 31, 2021 and $3.6 million for the three months ended March 31, 2020. The increase in our income tax expense is primarily related to an increase in our income before income taxes.

Buildings On-net. As of March 31, 2021 and 2020, we had a total of 2,939 and 2,823 on-net buildings connected to our network, respectively. The increase in our on-net buildings was a result of our disciplined network expansion program. We anticipate adding a similar number of buildings to our network for the next several years.

Liquidity and Capital Resources

In assessing our liquidity, management reviews and analyzes our current cash balances, accounts receivable, accounts payable, accrued liabilities, capital expenditure commitments, and required finance lease and debt payments and other obligations.

Over the next several years we have significant contractual and anticipated cash outlays including our indicative dividend payments on our common stock, our maturing debt obligations, interest payments on our debt obligations and our projected capital expenditure requirements in order to help execute our business plan. Based upon our historical growth rate of our dividend, we expect that we would have to provide approximately $320 million in order to meet our expected quarterly dividend payments over the next two years. In March 2021, we redeemed and extinguished $115.9 million of our 2022 Notes. On April 6, 2021 we issued a notice of conditional partial redemption for $45.0 million of our 2022 Notes. The remaining $284.1 million of our original $445.0 million 2022 Notes mature in March 2022 and include annual interest payments of $15.3 million if held until maturity.

Our €350 million of 2024 Notes mature in June 2024 and include annual interest payments €15.3 million until maturity. Our 2024 Notes are denominated in Euros and expose us to potentially unfavorable adverse movements in foreign currency rate changes. Our overseas operations provides us access to Euros, however these amounts may be insufficient to fund our obligations under our 2024 Notes. Additionally, we have not entered into forward exchange contracts related to our foreign currency exposure.

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

In light of the economic uncertainties associated with the COVID-19 pandemic, our executive officers and Board of Directors have continued to carefully monitor our liquidity and cash requirements. Based on current circumstances, we plan to continue our current dividend policy. Given uncertainties regarding the duration of the pandemic and timing for economic recovery, we will continue to monitor our capital spending. As we do each year, we will continue to monitor our future sources and uses of cash, and anticipate that we will make adjustments to our capital allocation strategies when, as and if determined by our Board of Directors.

Cash Flows

The following table sets forth our consolidated cash flows.

	Three Months Ended March 31,
(in thousands)	2021	2020
Net cash provided by operating activities	$47,106	$28,458
Net cash used in investing activities	(15,444)	(12,866)
Net cash used in financing activities	(163,667)	(38,572)
Effect of exchange rates changes on cash	(1,316)	(1,326)
Net decrease in cash and cash equivalents	$(133,321)	$(24,306)

Net Cash Provided by Operating Activities. Our primary source of operating cash is receipts from our customers who are billed on a monthly basis for our services. Our primary uses of operating cash are payments made to our vendors, employees and interest payments made to our finance lease vendors and our note holders. Our changes in cash provided by operating activities are primarily due to changes in our operating profit and changes in our interest payments. Cash provided by operating activities for the three months ended March 31, 2021 and 2020 includes interest payments on our note obligations of $12.4 million and $12.0 million, respectively.

Net Cash Used In Investing Activities. Our primary use of cash for investing activities is for purchases of property and equipment. Purchases of property and equipment were $15.4 million and $12.9 million for the three months ended March 31, 2021 and 2020, respectively. The changes in purchases of property and equipment are primarily due to the timing and scope of our network expansion activities including geographic expansion and adding buildings to our network.

Net Cash Used In Financing Activities. Our primary uses of cash for financing activities are payments to redeem and extinguish our debt, dividend payments, principal payments under our finance lease obligations and our installment payment agreement, and for purchases of our common stock. During the three months ended March 31, 2021 and 2020 we paid $36.1 million and $30.6 million, respectively, for our quarterly dividend payments. Our quarterly dividend payments have increased due to increases in our quarterly dividend per share amounts. In March 2021, we paid $119.7 million to redeem and extinguish $115.9 million of our 2022 Notes at 103.24% of par value. Principal payments under our finance lease obligations were $5.7 million and $6.2 million for the three months ended March 31, 2021 and 2020, respectively. The changes in our principal payments under our finance lease obligations are primarily due to the timing and scope of our network expansion activities including geographic expansion and adding buildings to our network. Principal payments under our installment payment agreement were $2.4 million and $2.6 million for the three months ended March 31, 2021 and 2020, respectively. There were no purchases of our common stock in the three months ended March 31, 2021 and 2020.

Cash Position and Indebtedness

Our total indebtedness, at par, at March 31, 2021 was $963.4 million and our total cash and cash equivalents were $238.0 million. Our total indebtedness at March 31, 2021 includes $218.5 million of finance lease obligations for dark fiber under long-term IRU agreements.

Summarized Financial Information of Holdings

Holdings is not a restricted subsidiary as defined under the indentures governing our 2022 Notes and our 2024 Notes. Holdings is a guarantor under these notes. Under the indentures we are required to disclose financial information of Holdings including its assets, liabilities and its operating results (“Holdings Financial Information”). The Holdings Financial Information as of and for the three months ended March 31, 2021 is detailed below (in thousands).

March 31, 2021
(Unaudited)
Cash and cash equivalents	$59,228
Accrued interest receivable	1
Total assets	$59,229

Investment from subsidiaries	$211,721
Common stock	48
Accumulated deficit	(152,540)
Total equity	$59,229

Three Months
Ended
March 31, 2021
(Unaudited)
Equity‑based compensation expense	(7,832)
Interest income	27
Net loss	$(7,805)

Common Stock Buyback Program

Our Board of Directors has approved purchases of our common stock under a buyback program (the “Buyback Program”). There were no purchases of our common stock in the three months ended March 31, 2021 and 2020. As of March 31, 2021, there was a total of $30.4 million available under the Buyback Program which is authorized to continue through December 31, 2021.

Dividends on Common Stock and Return of Capital Program

On April 28, 2021, our Board of Directors approved the payment of our quarterly dividend of $0.78 per common share. This estimated $35.9 million dividend payment is expected to be made on May 28, 2021.

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

Future Capital Requirements

We believe that our cash on hand and cash generated from our operating activities will be adequate to meet our working capital, capital expenditure, debt service, dividend payments and other cash requirements for the next twelve months if we execute our business plan and refinancing strategy related to our 2022 Notes discussed below.

Our remaining $329.1 million of 2022 Notes mature in March 2022. On April 6, 2021 we issued a notice of conditional partial redemption for $45.0 million of our 2022 Notes. Subject to the satisfaction of conditions precedent stated therein, we will redeem the $45.0 million of 2022 Notes on May 6, 2021. The notes will be redeemed at par plus the "make-whole amount" as defined in the 2022 Notes indenture of $41.41533 per $1,000 aggregate principal amount plus accrued interest up to the redemption date of $9.70486 per aggregate principal amount. Following this $45.0 million redemption there will be $284.1 million of our 2022 Notes remaining. In May 2021, we anticipate refinancing the remaining $284.1 million of our 2022 Notes and raising additional debt at an interest rate below the 5.375% rate on our 2022 Notes.

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

Impact of COVID-19 on Our Liquidity and Operating Performance

In late March 2020, we adopted a mandatory policy through which we required all employees to work from home and follow shelter in place guidelines issued by state and local authorities. We believe we have been able to continue to operate effectively with the use of laptops, remote connectivity and the continued support of our critical support employees. Further, we severely curtailed all business travel and adopted new safety procedures for our on-site technical personnel and customers accessing our data centers. While we instituted a voluntary return to in-office presence for a small number of our offices, we expect to continue to have the vast majority of our workforce to work remotely for the foreseeable future. We believe the policies followed by our workforce and the support provided by our IT and other groups has enabled our employees to continue to perform tasks and activities that are essential for the operation of our network, our sales and marketing efforts and other support functions.

We experienced some delays with respect to the installation of new services in March and April of 2020 when certain multi-tenant office buildings were closed to our personnel. We worked with local authorities and building owners to categorize our employees as essential workers who need priority access to buildings. We believe that our disruption in access to buildings was effectively mitigated throughout our second and third quarters of 2020.

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

We continue to operate with a high level of liquidity and as of March 31, 2021 we had cash and cash equivalents of approximately $238.0 million. We have experienced certain corporate customers taking a more cautious approach to new configurations and upgrades as well as a reduction in demand for connecting smaller satellite offices as a result of the challenges and uncertainties of the COVID-19 pandemic. We also have witnessed a deteriorating real estate market in and around the buildings we service with rising vacancy levels and falling lease initiations or renewals which resulted in fewer sales opportunities for our salesforce. As a result, we experienced a slowdown in new sales to our corporate customers which negatively impacted our corporate revenue growth. While we believe that demand for office space in the buildings in which we operate will remain among the strongest in our markets, we may experience increased customer turnover, fewer upgrades of existing customer configurations and fewer new tenant opportunities. These trends may negatively impact our revenue growth, cash flows and profitability.

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

Critical Accounting Policies and Significant Estimates

Management believes that as of March 31, 2021, there have been no material changes to our critical accounting policies and significant estimates from those listed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2020.

ITEM 3.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management believes that as of March 31, 2021, there have been no material changes to our exposures to market risk from those disclosed in Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” of our annual report on Form 10-K for the year ended December 31, 2020.

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

ITEM 1A.            RISK FACTORS

Management believes that as of March 31, 2021, there have been no material changes to our risk factors from those disclosed in Item 1A “Risk Factors,” of our annual report on Form 10-K for the year ended December 31, 2020.

ITEM 2.              UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Board of Directors has authorized a plan to permit the repurchase of our common stock in negotiated and open market transactions through December 31, 2021. We may purchase shares from time to time depending on market, economic, and other factors. There were no purchases of shares of our common stock during the first quarter of 2021.

ITEM 6.              EXHIBITS.

(a)	Exhibits

Exhibit Number	Description
10.1

Restricted Stock Award, dated as of February 24, 2021, between the Company and David Schaeffer (previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on February 26, 2021, and incorporated herein by reference).

31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer (furnished herewith)
32.2	Certification of Chief Financial Officer (furnished herewith)
101.1

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (filed herewith).

104	Cover Page Data File (the cover page XBRL tags are embedded within the iXBRL document).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COGENT COMMUNICATIONS HOLDINGS, INC.

Date: April 28, 2021	By:	/s/ David Schaeffer
		Name:	David Schaeffer
		Title:	Chief Executive Officer

Date: April 28, 2021	By:	/s/ Sean Wallace
		Name:	Sean Wallace
		Title:	Chief Financial Officer and Treasurer (Principal Accounting Officer)