Form 10-Q
period 2021-06-30
COGENT COMMUNICATIONS HOLDINGS, INC.
filed 2021-08-05
CIK 1158324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2021

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

Common Stock, $.001 par value 47,665,631 Shares Outstanding as of July 30, 2021

INDEX

	PART I
	FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Condensed Consolidated Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets of Cogent Communications Holdings, Inc. and Subsidiaries as of June 30, 2021 (Unaudited) and December 31, 2020	3
	Condensed Consolidated Statements of Comprehensive (Loss)Income of Cogent Communications Holdings, Inc. and Subsidiaries for the Three Months Ended June 30, 2021 and June 30, 2020 (Unaudited)	4
	Condensed Consolidated Statements of Comprehensive Income of Cogent Communications Holdings, Inc. and Subsidiaries for the Six Months Ended June 30, 2021 and June 30, 2020 (Unaudited)	5
	Condensed Consolidated Statements of Cash Flows of Cogent Communications Holdings, Inc. and Subsidiaries for the Six Months Ended June 30, 2021 and June 30, 2020 (Unaudited)	6
	Notes to Interim Condensed Consolidated Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33
Item 4.	Controls and Procedures	33

	PART II
	OTHER INFORMATION

Item 1.	Legal Proceedings	34
Item 1.A	Risk Factors	34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 6.	Exhibits	35
SIGNATURES		36
CERTIFICATIONS

PART I FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

COGENT COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2021 AND DECEMBER 31, 2020

(IN THOUSANDS, EXCEPT SHARE DATA)

	June 30,	December 31,
	2021	2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$373,963	$371,301
Accounts receivable, net of allowance for credit losses of $1,673 and $1,921, respectively	43,751	44,185
Prepaid expenses and other current assets	36,841	40,851
Total current assets	454,555	456,337
Property and equipment, net	435,996	430,335
Right-of-use leased assets	105,072	99,666
Deposits and other assets	15,124	14,139
Total assets	$1,010,747	$1,000,477
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$14,601	$9,775
Accrued and other current liabilities	48,014	51,029
Installment payment agreement, current portion, net of discounts of $41 and $136, respectively	3,324	6,786
Current maturities, operating lease liabilities	11,783	11,151
Current maturities, finance lease obligations	16,004	15,702
Total current liabilities	93,726	94,443
Senior secured 2022 notes, net of unamortized debt costs of $1,052 and including premiums of $544	—	444,492
Senior unsecured 2024 Euro notes, net of unamortized debt costs of $2,538 and $2,961, respectively and net of discounts of $959 and $1,142, respectively	412,254	425,160
Senior secured 2026 notes, net of unamortized debt costs of $1,277 and discount of $1,698	497,025	—
Operating lease liabilities, net of current maturities	115,949	111,318
Finance lease obligations, net of current maturities	208,588	203,438
Other long-term liabilities	19,346	14,792
Total liabilities	1,346,888	1,293,643
Commitments and contingencies:
Stockholders’ equity:
Common stock, $0.001 par value; 75,000,000 shares authorized; 47,655,131 and 47,214,077 shares issued and outstanding, respectively	48	47
Additional paid-in capital	533,049	515,867
Accumulated other comprehensive income — foreign currency translation	(4,740)	(1,306)
Accumulated deficit	(864,498)	(807,774)
Total stockholders’ deficit	(336,141)	(293,166)
Total liabilities and stockholders’ deficit	$1,010,747	$1,000,477

The accompanying notes are an integral part of these condensed consolidated balance sheets.

COGENT COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND JUNE 30, 2020

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months	Three Months
	Ended	Ended
	June 30, 2021	June 30, 2020
	(Unaudited)	(Unaudited)
Service revenue	$147,879	$140,990
Operating expenses:
Network operations (including $136 and $305 of equity-based compensation expense, respectively, exclusive of depreciation and amortization shown separately below)	56,180	53,886
Selling, general, and administrative (including $6,738 and $5,778 of equity-based compensation expense, respectively)	41,392	39,839
Depreciation and amortization	22,096	19,896
Total operating expenses	119,668	113,621
Gains on equipment transactions	—	205
Operating income	28,211	27,574
Interest expense	(14,236)	(15,499)
Realized foreign exchange gain on issuance on 2024 Euro Notes	—	2,547
Unrealized foreign exchange losses on 2024 Euro Notes	(5,280)	(3,420)
Loss on debt extinguishment and redemption – 2021 Notes	—	(638)
Loss on debt extinguishment and redemption – 2022 Notes	(10,830)	—
Interest income and other, net	64	735
(Loss) income before income taxes	(2,071)	11,299
Income tax provision	(422)	(2,735)
Net (loss) income	$(2,493)	$8,564

Comprehensive (loss) income:
Net (loss) income	$(2,493)	$8,564
Foreign currency translation adjustment	1,776	2,913
Comprehensive (loss) income	$(717)	$11,477

Net (loss) income per common share:
Basic net (loss) income per common share	$(0.05)	$0.19
Diluted net (loss) income per common share	$(0.05)	$0.18
Dividends declared per common share	$0.78	$0.68

Weighted-average common shares - basic	46,229,603	45,754,880

Weighted-average common shares - diluted	46,229,603	46,686,665

The accompanying notes are an integral part of these condensed consolidated financial statements.

COGENT COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND JUNE 30, 2020

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Six Months	Six Months
	Ended	Ended
	June 30, 2021	June 30, 2020
	(Unaudited)	(Unaudited)
Service revenue	$294,656	$281,904
Operating expenses:
Network operations (including $2,212 and $557 of equity-based compensation expense, respectively, exclusive of depreciation and amortization shown separately below)	113,272	109,806
Selling, general, and administrative (including $11,969 and $10,600 of equity-based compensation expense, respectively)	82,834	79,513
Depreciation and amortization	44,065	39,402
Total operating expenses	240,171	228,721
Gains on equipment transactions	18	244
Operating income	54,503	53,427
Interest expense	(30,071)	(30,720)
Realized foreign exchange gain on issuance of 2024 Euro Notes	—	2,547
Unrealized gain (loss) on foreign exchange on 2024 Euro Notes	13,590	(512)
Interest income and other, net	807	28
Loss on debt extinguishment and redemption- 2021 Notes	—	(638)
Loss on debt extinguishment and redemption- 2022 Notes	(14,698)	—
Income before income taxes	24,131	24,132
Income tax provision	(7,773)	(6,341)
Net income	$16,358	$17,791

Comprehensive income:
Net income	$16,358	$17,791
Foreign currency translation adjustment	(3,434)	(580)
Comprehensive income	$12,924	$17,211

Net income per common share:
Basic net income per common share	$0.35	$0.39
Diluted net income per common share	$0.35	$0.38

Dividends declared per common share	$1.535	$1.340

Weighted-average common shares - basic	46,227,528	45,760,302

Weighted-average common shares - diluted	46,744,070	46,592,445

The accompanying notes are an integral part of these condensed consolidated financial statements.

COGENT COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND JUNE 30, 2020

(IN THOUSANDS)

	Six months	Six months
	Ended	Ended
	June 30, 2021	June 30, 2020
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$16,358	$17,791
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,065	39,402
Amortization of debt costs, discounts and premiums	894	930
Equity-based compensation expense (net of amounts capitalized)	14,181	11,157
Loss on debt extinguishment and redemption – 2021 Notes	—	638
Loss on debt extinguishment and redemption – 2022 Notes	14,698	—
Unrealized (gains) losses on foreign exchange – 2024 Notes	(13,590)	512
Realized foreign exchange gain on issuance of 2024 Notes	—	(2,547)
Gains - equipment transactions and other, net	242	(935)
Deferred income taxes	3,558	4,253
Changes in operating assets and liabilities:
Accounts receivable	90	(93)
Prepaid expenses and other current assets	2,696	(2,465)
Accounts payable, accrued liabilities and other long-term liabilities	3,804	1,523
Deposits and other assets	(141)	(397)
Net cash provided by operating activities	86,855	69,769
Cash flows from investing activities:
Purchases of property and equipment	(32,661)	(26,796)
Net cash used in investing activities	(32,661)	(26,796)
Cash flows from financing activities:
Dividends paid	(73,082)	(62,295)
Redemption and extinguishment of 2021 Notes	—	(189,225)
Redemption and extinguishment of 2022 Notes	(459,317)	—
Net proceeds from issuance of senior unsecured 2024 Euro Notes - net of debt costs of $2,137	—	240,285
Net proceeds from issuance of senior secured 2026 Notes - net of debt costs of $1,317	496,933	—
Principal payments on installment payment agreement	(4,347)	(5,128)
Principal payments of finance lease obligations	(11,936)	(9,883)
Proceeds from exercises of stock options	875	989
Net cash used in financing activities	(50,874)	(25,257)
Effect of exchange rates changes on cash	(658)	(112)
Net increase in cash and cash equivalents	2,662	17,604
Cash and cash equivalents, beginning of period	371,301	399,422
Cash and cash equivalents, end of period	$373,963	$417,026
Supplemental disclosure of non-cash investing and financing activities:
Non-cash component of network equipment obtained in exchange transactions	$—	$241
PP&E obtained for installment payment agreement	$—	$5,472
Finance lease obligations incurred	$16,218	$42,359

The accompanying notes are an integral part of these condensed consolidated financial statements.

COGENT COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

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

Description of business

The Company is a facilities-based provider of low-cost, high-speed Internet access, private network services, and data center colocation space and power. The Company’s network is specifically designed and optimized to transmit packet switched data. The Company delivers its services primarily to small and medium-sized businesses, communications service providers and other bandwidth-intensive organizations in 48 countries across North America, Europe, Asia, South America, Australia and Africa. The Company is a Delaware corporation and is headquartered in Washington, DC.

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

Financial instruments

At June 30, 2021, the carrying amount of cash and cash equivalents, accounts receivable, prepaid and other current assets, accounts payable and accrued expenses approximated fair value because of the short-term nature of these instruments. The Company measures its cash equivalents at amortized cost, which approximates fair value based upon quoted market prices (Level 1). Based upon recent trading prices (Level 2— market approach) at June 30, 2021 the fair value of the Company’s $500.0 million senior secured notes was $510.0 million and the fair value of the Company’s €350.0 million Euro ($415.8 million USD) senior unsecured notes was $424.1 million.

Gross receipts taxes, universal service fund and other surcharges

Revenue recognition standards include guidance relating to taxes or surcharges assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer and may include, but are not limited to, gross receipts taxes, excise taxes, Universal Service Fund fees and certain state regulatory fees. Such charges may be presented gross or net based upon the Company’s accounting policy election. The Company records certain excise taxes and surcharges on a gross basis and includes them in its revenues and costs of network operations. Excise taxes and surcharges billed to customers and recorded on a gross basis (as service revenue and network operations expense)were $4.8 million and $3.3 million for the three months ended June 30, 2021 and 2020, respectively, and $9.3 million and $7.0 million for the six months ended June 30, 2021 and 2020, respectively.

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

The following details the determination of diluted weighted average shares:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Weighted average common shares - basic	46,229,603	45,754,880	46,227,528	45,760,302
Dilutive effect of stock options	—	205,823	33,084	128,477
Dilutive effect of restricted stock	—	725,962	483,458	703,666
Weighted average common shares - diluted	46,229,603	46,686,665	46,744,070	46,592,445

The following details unvested shares of restricted common stock as well as the anti-dilutive effects of stock options and restricted stock awards outstanding:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Unvested shares of restricted common stock	1,420,759	1,521,942	1,420,759	1,521,942
Anti-dilutive options for common stock	36,063	18,496	56,022	13,172
Anti-dilutive shares of restricted common stock	28,019	—	181,265	—

Stockholder’s Deficit

The following details the changes in stockholder’s deficit for the three and six months ended June 30, 2021 and June 30, 2020 (in thousands except share amounts):

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholder’s
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance at March 31, 2020	47,139,369	$47	$499,455	$(15,819)	$(705,908)	$(222,225)
Forfeitures of shares granted to employees	(972)	—	—	—	—	—
Equity-based compensation	—	—	6,666	—	—	6,666
Foreign currency translation	—	—	—	2,913	—	2,913
Issuances of common stock	135,280	—	—	—	—	—
Exercises of options	5,524	—	270	—	—	270
Dividends paid	—	—	—	—	(31,738)	(31,738)
Net income	—	—	—	—	8,564	8,564
Balance at June 30, 2020	47,279,201	$47	$506,391	$(12,906)	$(729,082)	$(235,550)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholder’s
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance at March 31, 2021	47,522,672	$48	$523,913	$(6,516)	$(825,004)	$(307,559)
Forfeitures of shares granted to employees	(5,626)	—	—	—	—	—
Equity-based compensation	—	—	8,476	—	—	8,476
Foreign currency translation	—	—	—	1,776	—	1,776
Issuances of common stock	125,060	—	—	—	—	—
Exercises of options	13,025	—	660	—	—	660
Dividends paid	—	—	—	—	(37,001)	(37,001)
Net loss	—	—	—	—	(2,493)	(2,493)
Balance at June 30, 2021	47,655,131	$48	$533,049	$(4,740)	$(864,498)	$(336,141)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholder’s
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance at December 31, 2019	46,840,434	$47	$493,178	$(12,326)	$(684,578)	$(203,679)
Forfeitures of shares granted to employees	(37,280)	—	—	—	—	—
Equity-based compensation	—	—	12,224	—	—	12,224
Foreign currency translation	—	—	—	(580)	—	(580)
Issuances of common stock	455,030	—	—	—	—	—
Exercises of options	21,017	—	989	—	—	989
Dividends paid	—	—	—	—	(62,295)	(62,295)
Net income	—	—	—	—	17,791	17,791
Balance at June 30, 2020	47,279,201	$47	$506,391	$(12,906)	$(729,082)	$(235,550)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholder's
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance at December 31, 2020	47,214,077	$47	$515,867	$(1,306)	$(807,774)	$(293,166)
Forfeitures of shares granted to employees	(25,302)	—	—	—	—	—
Equity-based compensation	—	—	16,307	—	—	16,307
Foreign currency translation	—	—	—	(3,434)	—	(3,434)
Issuances of common stock	448,760	1	—	—	—	1
Exercises of options	17,596	—	875	—	—	875
Dividends paid	—	—	—	—	(73,082)	(73,082)
Net income	—	—	—	—	16,358	16,358
Balance at June 30, 2021	47,655,131	$48	$533,049	$(4,740)	$(864,498)	$(336,141)

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

The Company’s service offerings consist of on-net and off-net telecommunications services. Fixed fees are billed monthly in advance and usage fees are billed monthly in arrears. Amounts billed are due upon receipt and contract lengths range from one month to 60 months. The Company satisfies its performance obligations to provide services to customers over time as the services are rendered. In accordance with ASC 606, revenue is recognized when a customer obtains the promised service. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these services. The Company has adopted the practical expedient related to certain performance obligation disclosures since it has a right to consideration from its customer in an amount that corresponds directly with the value to the customer of the Company’s performance completed to date.

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
4)	Allocation of the transaction price to the performance obligations in the contract
5)	Recognition of revenue when, or as, we satisfy a performance obligation

Fees billed in connection with customer installations are deferred (as deferred revenue) and recognized as noted above. If a customer contract is terminated prior to its contractual end, the customer is subject to termination fees. The Company vigorously seeks payment of these amounts. The Company recognizes revenue for these amounts as they are collected.

Service revenue recognized from amounts in deferred revenue (contract liabilities) at the beginning of the period during the three months ended June 30, 2021 was $1.8 million and during the three months ended June 30, 2020 was $1.8 million. Service revenue recognized from amounts in deferred revenue (contract liabilities) at the beginning of the period during the six months ended June 30, 2021 was $3.1 million and during the six months ended June 30, 2020 was $3.0 million. Amortization expense for contract costs was $4.6 million for the three months ended June 30, 2021 and $4.2 million for the three months ended June 30, 2020. Amortization expense for contract costs was $9.2 million for the six months ended June 30, 2021 and $8.4 million for the six months ended June 30, 2020.

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 replaced most existing lease accounting guidance. In July 2018 the FASB approved an Accounting Standards Update which, among other changes, allowed a company to elect to adopt ASU 2016-02 using the modified retrospective method applying the transition provisions at the beginning of the period of adoption, rather than at the beginning of the earliest comparative period presented in these financial statements. ASU 2016-02 was effective for the Company beginning on January 1, 2019 and required the Company to record a right-of-use asset and a lease liability for most of its facilities leases. Leases that were previously treated as operating leases. The effect of ASU 2016-02 was to record a cumulative-effect adjustment on January 1, 2019 as a right-of-use asset and an operating lease liability totaling $97.3 million. The operating lease liability is not considered a liability under the consolidated leverage ratio calculations in the indentures governing the Company’s senior unsecured and senior secured note obligations. The Company has made an accounting policy election to not apply the recognition requirements of ASU 2016-02 to its short-term leases - leases with a term of one year or less. The Company has also elected to apply certain practical expedients under ASU 2016-02 including not separating lease and non-lease components on its finance and operating leases.

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Finance lease cost
Amortization of right-of-use assets	$6,378	$4,973	$12,724	$9,735
Interest expense on finance lease liabilities	4,685	4,517	9,911	8,990
Operating lease cost	4,671	4,405	9,088	8,592
Total lease costs	$15,734	$13,895	$31,723	$27,317

	Six Months	Six Months
	Ended	Ended
	June 30, 2021	June 30, 2020
Other lease information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$(10,111)	$(8,985)
Operating cash flows from operating leases	(10,104)	(9,149)
Financing cash flows from finance leases	(11,936)	(9,883)
Right-of-use assets obtained in exchange for new finance lease liabilities	16,218	42,359
Right-of-use assets obtained in exchange for new operating lease liabilities	12,531	20,694
Weighted-average remaining lease term — finance leases (in years)	12.5	12.1
Weighted-average remaining lease term — operating leases (in years)	19.4	20.4
Weighted average discount rate — finance leases	9.8%	10.8%
Weighted average discount rate — operating leases	5.5%	5.4%

Finance leases—fiber lease agreements

The Company has entered into lease agreements with numerous providers of dark fiber under indefeasible-right-of use agreements (“IRU’s”). These IRU’s typically have initial terms of 15- 20 years and include renewal options after the initial lease term. The Company establishes the number of renewal option periods used in determining the lease term based upon its assessment at the inception of the lease of the number of option periods for which failure to renew the lease imposes a penalty in such amount that renewal appears to be reasonably certain. The option to renew may be automatic, at the option of the Company or mutually agreed to between the dark fiber provider and the Company. Once the Company has accepted the related fiber route, leases that meet the criteria for treatment as finance leases are recorded as a finance lease obligation and an IRU asset. The interest rate used in determining the present value of the aggregate future minimum lease payments is the Company’s incremental borrowing rate for the reasonably certain lease term. Finance lease assets are included in property and equipment in the Company’s consolidated balance sheets. As of June 30, 2021, the Company had committed to additional dark fiber IRU lease agreements totaling $29.5 million in future payments to be paid over periods of up to 20 years. These obligations begin when the related fiber is accepted, which is generally expected to occur in the next 12 months.

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

The future minimum payments under these operating lease and finance lease agreements are as follows (in thousands):

	OPERATING	FINANCE
For the twelve months ending June 30,	LEASES	LEASES
2022	$18,448	$34,461
2023	18,030	33,569
2024	17,382	32,917
2025	15,678	32,573
2026	13,140	25,420
Thereafter	118,278	235,307
Total minimum lease obligations	200,956	394,247
Less—amounts representing interest	(73,224)	(169,655)
Present value of minimum lease obligations	127,732	224,592
Current maturities	(11,783)	(16,004)
Lease obligations, net of current maturities	$115,949	$208,588

Allowance for credit losses

Effective January 1, 2020, the Company adopted Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13") later codified as Accounting Standards Codification 326 ("ASC 326"), using the modified retrospective transition approach. This guidance introduces a revised approach to the recognition and measurement of credit losses, emphasizing an updated model based on expected losses rather than incurred losses. As of January 1, 2020, the Company maintained an allowance for credit losses to cover its current expected credit losses ("CECL") on its trade receivables arising from the failure of customers to make contractual payments. The Company estimates credit losses expected over the life of its trade receivables based on historical information combined with current conditions that may affect a customer's ability to pay and reasonable and supportable forecasts. While the Company uses various credit quality metrics, it primarily monitors collectability by reviewing the duration of collection pursuits on its delinquent trade receivables. Based on the Company's experience, the customer's delinquency status is the strongest indicator of the credit quality of the underlying trade receivables, which is analyzed monthly. Adoption of ASU 2016-13 did not have a material impact on the Company's consolidated financial statements and related disclosures and no cumulative adjustment was recorded.

		Current-period
		Provision for	Write offs
	Beginning	Expected Credit	Charged Against	Ending
Description	Balance	Losses	Allowance	Balance
Allowance for credit losses (deducted from accounts receivable)
Three months ending June 30, 2021	$1,457	$1,187	$(971)	$1,673
Three months ending June 30, 2020	$1,976	$1,432	$(1,293)	$2,115
Six months ending June 30, 2021	$1,921	$3,199	$(3,447)	$1,673
Six months ending June 30, 2020	$1,771	$2,768	$(2,424)	$2,115

Net bad debt expense for the three and six months ended June 30, 2021 was $0.8 million and $1.6 million, respectively, which is net of bad debt recoveries of $0.4 million and $1.6 million respectively. Net bad debt expense for the three and six months ended June 30, 2020 was $1.3 million and $2.3 million, respectively, which is net of bad debt recoveries of $0.2 million and $0.4 million respectively.

2.  Property and equipment:

Depreciation and amortization expense related to property and equipment and finance leases was $22.1 million and $19.9 million for the three months ended June 30, 2021 and 2020 respectively, and $44.1 million and $39.4 million for the six months ended June 30, 2021 and 2020, respectively. The Company capitalized salaries and related benefits of employees working directly on the construction and build-out of its network of $4.2 million and $3.0 million for the three months ended June 30, 2021 and 2020, respectively, and $7.4 million and $5.9 million for the six months ended June 30, 2021 and 2020, respectively.

Installment payment agreement

The Company has entered into an installment payment agreement (“IPA”) with a vendor. Under the IPA the Company was able to purchase network equipment in exchange for interest free note obligations each with a twenty-four month term. There were no payments under each note obligation for the first six months followed by eighteen equal installment payments for the remaining eighteen month term until July 2020 when additional borrowings under the IPA expired. As of June 30, 2021 and December 31, 2020 there was $3.4 million and $7.7 million, respectively, of note obligations outstanding under the IPA, secured by the related equipment. The Company recorded the assets purchased and the net present value of the note obligation utilizing an imputed interest rate. The resulting discounts totaling $41,000 and $141,000 as of June 30, 2021 and December 31, 2020, respectively, are being amortized over the note term using the effective interest rate method.

3.  Long-term debt:

As of June 30, 2021, the Company had outstanding $500.0 million aggregate principal amount of Senior Secured Notes due 2026 (the “2026 Notes”) and €350.0 million ($415.8 million USD) aggregate principal amount of Senior Unsecured Euro Notes due 2024 (the “2024 Notes”). The 2026 Notes are due on May 1, 2026 and bear interest at a rate of 3.50% per year. Interest on the 2026 Notes is paid semi-annually on May 1 and November 1 of each year. The 2024 Notes are due on June 30, 2024 and bear interest at a rate of 4.375% per year. Interest on the 2024 Notes is paid semi-annually on June 30 and December 30 of each year.

Issuance of the 2026 Notes

On May 7, 2021 (the “Closing Date”), Group completed an offering of $500.0 million aggregate principal amount of its 2026 Notes for issuance in a private placement exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). The 2026 Notes were offered and sold only to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons in transactions outside the United States in compliance with Regulation S under the Securities Act.

The net proceeds from the 2026 Notes offering were $496.9 million after deducting the $1.8 million discount and $1.3 million of offering expenses. In May 2021 and prior to the consummation of the offering of the 2026 Notes, Group completed the redemption of $45.0 million aggregate principal amount of its 5.375% Senior Secured Notes due 2022 (the “2022 Notes”), following which $284.1 million aggregate principal amount of 2022 Notes remained outstanding. On the Closing Date, Group issued a notice of full redemption to holders of its remaining 2022 Notes, specifying December 1, 2021 as the redemption date. On the Closing Date, Group used the net proceeds from the offering of the 2026 Notes to satisfy and discharge its obligations under the remaining 2022 Notes by depositing with the trustee the funds necessary to pay the $284.1 million aggregate principal amount and $11.5 million of interest due on the 2022 Notes through December 1, 2021. Under the indenture governing the 2022 Notes (the “2022 Notes Indenture”), Group could redeem the 2022 Notes, in whole or in part, at a price equal to 100% of the principal amount of the 2022 Notes, plus accrued and unpaid interest beginning on December 1, 2021. Prior to December 1, 2021 any redemption of the 2022 Notes would have included a “make-whole” premium as set forth in the 2022 Notes indenture. The Company expects to use the remaining net proceeds from the 2026 Notes offering for general corporate purposes, to repay debt obligations, to repurchase the Company’s common stock or for special or recurring dividends to the Company’s stockholders.

The 2026 Notes were issued pursuant to, and are governed by, an indenture (the 2026 Notes Indenture”), dated the Closing Date by and among Group, Holdings, the other guarantors named therein, the trustee and the collateral agent. The 2026 Notes are guaranteed on a senior secured basis, jointly and severally, by Group’s material domestic subsidiaries, subject to certain exceptions (the “Subsidiary Guarantors”). In addition, the 2026 Notes are guaranteed on a senior unsecured basis by Holdings (together with the Subsidiary Guarantors, the “Guarantors”). Under certain circumstances, the Guarantors may be released from these guarantees without the consent of the holders of the 2026 Notes.

The 2026 Notes and the guarantees of the Subsidiary Guarantors (the “subsidiary guarantees”) are Group’s and the Subsidiary Guarantors’ senior obligations, secured by a first priority lien on substantially all of Group’s and the Subsidiary Guarantors’ assets, subject to certain exceptions, limitations and permitted liens. The 2026 Notes and the subsidiary guarantees are effectively senior to any of Group’s and the Subsidiary Guarantors’ existing and future senior unsecured indebtedness and future indebtedness secured by liens on the collateral securing the 2026 Notes that are junior to the liens on the collateral securing the 2026 Notes, in each case, to the extent of the value of the collateral securing the 2026 Notes. The 2026 Notes and the subsidiary guarantees rank pari passu in right of payment with Group’s and the Subsidiary Guarantors’ existing and future indebtedness that is not subordinated in right of payment to the 2026 Notes or the subsidiary guarantees. The 2026 Notes and the subsidiary guarantees are effectively subordinated to any of Group’s and the Subsidiary Guarantors’ indebtedness that is secured by assets that do not constitute collateral or that is secured by liens on the collateral securing the 2026 Notes that are senior to the liens securing the 2026 Notes, in each case, to the extent of the value of the collateral securing such indebtedness. In addition, the 2026 Notes and the subsidiary guarantees thereof rank contractually senior in right of payment to all of Group’s and the Subsidiary Guarantors’ future subordinated indebtedness and are structurally subordinated to the liabilities of the non-guarantor subsidiaries. Holdings’ guarantee is its senior unsecured obligation, and ranks equally in right of payment with all of Holdings’ existing and future senior indebtedness and senior in right of payment to all of Holdings’ future subordinated indebtedness. Holdings’ guarantee is effectively subordinated to its secured indebtedness to the extent of the value of the collateral securing such indebtedness.

The 2026 Notes bear interest at a rate of 3.50% per annum. Interest began to accrue on the 2026 Notes on May 7, 2021 and will be paid semi-annually in arrears on May 1 and November 1 of each year, commencing November 1, 2021. Unless earlier redeemed or repurchased, the Notes will mature on May 1, 2026. Group may redeem some or all of the 2026 Notes at any time prior to February 1, 2026 at a price equal to 100% of the principal amount of the 2026 Notes, plus a “make-whole” premium as set forth in the 2026 Notes Indenture, plus accrued and unpaid interest, if any, to, but not including, the date of redemption. Thereafter, Group may redeem the 2026 Notes, in whole or in part, at a price equal to 100% of the principal amount of the 2026 Notes, plus accrued and unpaid interest, if any, to, but not including, the date of redemption.

Debt extinguishment and redemption of 2022 Notes

In March 2021, Group redeemed $115.9 million aggregate principal amount of its 2022 Notes at an average price of 103.2% of the principal amount plus $0.4 million of accrued and unpaid interest. As a result of this transaction, the Company incurred a loss on debt extinguishment and redemption of $3.9 million from the premium payment above par value, the amortization of the remaining unamortized notes cost and certain transaction expenses.

On April 6, 2021 Group issued a notice of conditional partial redemption for $45.0 million aggregate principal amount of its 2022 Notes. Group redeemed the $45.0 million aggregate principal amount of its 2022 Notes on May 6, 2021 at par plus the “make-whole amount” as defined in the 2022 Notes indenture of $1.9 million ($41.41533 per $1,000 aggregate principal amount) plus accrued interest to, but excluding, the redemption date of $0.4 million ($9.70486 per aggregate principal amount). Following this $45.0 million redemption there was $284.1 million aggregate principal amount of 2022 Notes remaining. On the Closing Date of the issuance of the 2026 Notes, Group used the net proceeds from the offering of the 2026 Notes to satisfy and discharge its remaining obligations under its 2022 Notes. As a result of these transactions, the Company incurred a loss on debt extinguishment and redemption of $10.8 million from the payment of $11.5 million of interest on the 2022 Notes through December 1, 2021 and the amortization of the remaining unamortized notes costs and debt premium.

2024 Notes issuances

In June 2020, Group completed an offering of €215.0 million aggregate principal amount of its 2024 Notes. The net proceeds from the June 2020 offering, after deducting offering expenses, were $240.3 million. In June 2019, Group completed an offering of €135.0 million aggregate principal amount of its 2024 Notes. The net proceeds from the June 2019 offering, after deducting offering expenses, were $152.1 million. The Company expects to use , and has used, some of the proceeds from these offerings for general corporate purposes, to repay debt obligations, to repurchase the Company’s common stock or for special or recurring dividends to the Company’s stockholders.

The 2024 Notes bear interest at a rate of 4.375% per annum. Interest began to accrue on the 2024 Notes issued in June 2020 on June 4, 2020 and interest began to accrue on the 2024 Notes issued in June 2019 on June 25, 2019. Interest is paid semi-annually in arrears on June 30 and December 30 of each year. Unless earlier redeemed, the 2024 Notes will mature on June 30, 2024. The June 2020 issuance of €215.0 million aggregate principal amount 2024 Notes were issued at a price of 99.5% for €213.9 million ($240.0 million USD) on June 3, 2020 at a Euro to USD exchange rate of $1.112. The discount is amortized to interest expense to the maturity date under the effective interest rate method. The Company received proceeds in USD on the 2024 Notes issued in June 2020 on June 9, 2020 at a Euro to USD rate of $1.133 resulting in a realized gain on foreign exchange of $2.5 million. The June 2019 issuance of 2024 Notes were issued at par for €135.0 million on June 25, 2019. The issuances of the 2024 Notes were in Euros and are reported in the Company’s reporting currency – US Dollars. As of June 30, 2021 the 2024 Notes were valued at $415.8 million. The unrealized (loss) gain on foreign exchange on the Company’s 2024 Notes from converting the 2024 Notes into USD was $(5.3) million for the three months ended June 30, 2021 and $(3.4) million for the three months ended June 30, 2020 and was $13.6 million for the six months ended June 30, 2021 and $(0.5) million for the six months ended June 30, 2020.

Debt extinguishment and redemption of 2021 Notes

In June 2020, Group redeemed its 5.625% senior unsecured notes due in 2021 (the "2021 Notes") with the proceeds from its June 2020 issuance of €215.0 million aggregate principal amount of 2024 Notes. Group redeemed the entire outstanding amount of the 2021 Notes at a redemption price of 100% of the $189.2 million aggregate principal amount plus $1.6 million of accrued and unpaid interest. As a result of this transaction the Company incurred a loss on debt extinguishment and redemption of $0.6 million from the amortization of the remaining unamortized notes cost and certain transaction expenses.

Limitations under the indentures

The indentures governing the 2024 Notes and 2026 Notes, among other things, limit the Company’s ability to incur indebtedness; to pay dividends or make other distributions; to make certain investments and other restricted payments; to create liens; to consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; to incur restrictions on the ability of a subsidiary to pay dividends or make other payments; and to enter into certain transactions with its affiliates. There are certain exceptions to the limitations on the Company’s ability to incur indebtedness under the indentures governing the 2024 Notes and the 2026 Notes, including IRU agreements incurred in the normal course of business and any additional indebtedness if (i) under the indenture governing the 2024 Notes (the “2024 Notes Indenture”), the Company’s consolidated leverage ratio, as defined in 2024 Notes Indenture, is less than 6.0 to 1.0 and (ii) under the 2026 Notes Indenture, either the Company’s consolidated leverage ratio, as defined in 2026 Notes Indenture, is less than 6.0 to 1.0 or the Company’s fixed charge coverage ratio, as defined in the 2026 Notes Indenture, is greater than 2.0 to 1.0. The Company can also incur unlimited liens (which can be used, together with capacity under the debt covenant, to incur additional secured indebtedness) if the Company’s consolidated secured leverage ratio, as defined in the indentures, is less than 4.0 to 1.0. The 2024 Notes Indenture permits restricted payments, such as dividends and stock purchases, using accumulated consolidated cash flow, as defined in the 2024 Notes indenture, when the Company’s consolidated leverage ratio, as defined by the 2024 Notes Indenture, is less than 4.25 to 1.00. Under the 2026 Notes Indenture, such accumulated consolidated cash flow, as defined therein, can be used to make such restricted payments if the Company is able to incur $1 of debt, as defined (i.e., either its consolidated leverage ratio is less than 6.0 to 1.0 or its fixed charge coverage ratio is greater than 2.0 to 1.0). The Company’s consolidated leverage ratio was above 4.25 as of June 30, 2021 and the Company’s fixed charge coverage ratio was above 2.0 as of June 30, 2021. As of June 30, 2021, a total of $263.9 million was unrestricted and permitted for restricted payments including dividends and stock purchases.

4.  Commitments and contingencies:

Current and potential litigation

In accordance with the accounting guidance for contingencies, the Company accrues its estimate of a contingent liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Where it is probable that a liability has been incurred and there is a range of expected loss for which no amount in the range is more likely than any other amount, the Company accrues at the low end of the range. The Company reviews its accruals at least quarterly and adjusts them to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular matter. The Company has taken certain positions related to its obligations for leased circuits for which it is reasonably possible could result in a loss of up to $3.5 million in excess of the amount accrued at June 30, 2021.

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

5.  Income taxes:

The components of (loss) income before income taxes consist of the following (in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Domestic	$828	$14,113	$29,330	$31,902
Foreign	(2,899)	(2,814)	(5,199)	(7,770)
Total	$(2,071)	$11,299	$24,131	$24,132

6.  Common stock buyback program:

The Company’s Board of Directors has approved purchases of the Company’s common stock under a buyback program (the “Buyback Program”) through December 31, 2021. At June 30, 2021, there was approximately $30.4 million remaining for purchases under the Buyback Program. There were no purchases of common stock during the three or six months ended June 30, 2021 and three or six months ended June 30, 2020.

7.  Dividends on common stock:

On August 4, 2021, the Company’s Board of Directors approved the payment of a quarterly dividend of $0.805 per common share. This estimated $37.2 million dividend payment is expected to be made on September 3, 2021.

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

8.  Related party transactions:

Office leases

The Company’s headquarters is located in an office building owned by Sodium LLC whose owner is the Company’s Chief Executive Officer. The fixed annual rent for the headquarters building is $1.0 million per year plus an allocation of taxes and utilities. The lease began in May 2015 and the lease term is for five years which is cancellable by the Company upon 60 days' notice. In February 2020 the lease term was extended to May 2025. The Company’s audit committee reviews and approves all transactions with related parties. The Company paid $0.5 million and $0.5 million in the three months ended June 30, 2021 and 2020, respectively, and $0.8 million and $0.8 million in the six months ended June 30, 2021 and 2020, respectively, for rent and related costs (including taxes and utilities) to Sodium LLC for this lease.

9.  Segment information:

The Company operates as one operating segment. The Company’s service revenue by geographic region and product class and long lived assets by geographic region are as follows (in thousands):

Three months Ended June 30, 2021
Revenues	On-net	Off-net	Non-core	Total
North America	$85,123	$31,892	$125	$117,140
Europe	22,372	4,494	14	26,880
Latin America	1,005	49	—	1,054
Asia Pacific	2,449	263	—	2,712
Africa	92	1	—	93
Total	$111,041	$36,699	$139	$147,879

Three months Ended June 30, 2020
Revenues	On-net	Off-net	Non-core	Total
North America	$82,402	$32,592	$137	$115,131
Europe	19,348	4,216	9	23,573
Latin America	426	10	—	436
Asia Pacific	1,624	226	—	1,850
Total	$103,800	$37,044	$146	$140,990

Six months Ended June 30, 2021
Revenues	On-net	Off-net	Non-core	Total
North America	$169,589	$63,735	$213	$233,537
Europe	44,792	9,086	32	53,910
Latin America	1,817	65	—	1,882
Asia Pacific	4,622	534	—	5,156
Africa	169	2	—	171
Total	$220,989	$73,422	$245	$294,656

Six months Ended June 30, 2020
Revenues	On-net	Off-net	Non-core	Total
North America	$164,948	$65,533	$264	$230,745
Europe	38,468	8,359	20	46,847
Latin America	746	20	—	766
Asia Pacific	3,094	452	—	3,546
Total	$207,256	$74,364	$284	$281,904

	June 30,	December 31,
	2021	2020
Long lived assets, net
North America	$308,574	$306,652
Europe and other	127,436	123,699
Total	$436,010	$430,351

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

The impact of the COVID-19 pandemic and the related government policies worldwide; future economic instability in the global economy or a contraction of the capital markets, which could affect spending on Internet services and our ability to engage in financing activities; the impact of changing foreign exchange rates (in particular the Euro to US dollar and Canadian dollar to US dollar exchange rates) on the translation of our non-US dollar denominated revenues, expenses, assets and liabilities into US dollars; legal and operational difficulties in new markets; the imposition of a requirement that we contribute to the US Universal Service Fund on the basis of our Internet revenue; changes in government policy and/or regulation, including rules regarding data protection, cyber security and net neutrality; cyber-attacks or security breaches of our network; increasing competition leading to lower prices for our services; our ability to attract new customers and to increase and maintain the volume of traffic on our network; the ability to maintain our Internet interconnection arrangements on favorable terms; our ability to renew certain leases of optical fiber that comprise our network; our reliance on an equipment vendor, Cisco Systems Inc., and the potential for hardware or software problems associated with such equipment; the dependence of our network on the quality and dependability of third-party fiber providers; our ability to retain certain customers that comprise a significant portion of our revenue base; our ability to make payments on our indebtedness as they become due; the management of network failures and/or disruptions; and outcomes in litigation as well as other risks discussed from time to time in our filings with the Securities and Exchange Commission, including, without limitation, our annual report on Form 10-K for the year ended December 31, 2020.

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

Our on-net revenues represented 75.1% of our revenues for the three months ended June 30, 2021, 73.6% of our revenues for the three months ended June 30, 2020, 75.0% of our revenues for the six months ended June 30, 2021 and 73.5% of our revenues for the six months ended June 30, 2020. We provide our on-net Internet access and private network services to our corporate and net-centric customers. Our corporate customers are located in multi-tenant office buildings and typically include law firms, financial services firms, advertising and marketing firms, as well as health care providers, educational institutions and other professional services businesses. Our net-centric customers include bandwidth-intensive users that leverage our network to either deliver content to end users or to provide access to residential or commercial internet users. Content delivery customers include over the top (“OTT”) media service providers, content delivery networks, web hosting companies, and commercial content and application software providers. Our net-centric customers include 7,530 access networks comprised of other Internet service providers (“ISPs”), telephone companies, mobile phone operators and cable television companies that collectively provide internet access to a substantial number of broadband subscribers and mobile phone subscribers across the world. These net-centric customers generally receive our services in carrier neutral colocation facilities and in our data centers. We operate data centers throughout North America and Europe that allow our customers to collocate their equipment and access our network.

In addition to providing our on-net services, we provide Internet access and private network services to customers that are not located in buildings directly connected to our network. We provide these off-net services primarily to corporate customers using other carriers’ circuits to provide the “last mile” portion of the link from the customers’ premises to our network. Our off-net revenues represented 24.8% of our revenues for the three months ended June 30, 2021, 26.3% of our revenues for the three months ended June 30, 2020, 24.9% of our revenues for the six months ended June 30, 2021 and 26.4% of our revenues for the six months ended June 30, 2020.

We also provide certain non-core services that resulted from acquisitions. We continue to support but do not actively sell these non-core services. We expect revenue from non-core services to continue to decline or to remain flat. Our non-core revenues represented approximately 0.1% of our revenues for all periods presented herein.

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

Low Cost of Operation: We believe that the wireline telecom industry is undergoing, and will continue to face, significant price deflation for its applications and services. This price deflation is a result of a variety of factors including increased competition, enhanced substitutability of certain products and services and the continued impact of Moore’s Law, which has driven down the cost of technology, particularly for customer premise, fiber optics and networking equipment. Faced with the backdrop of continued price deflation in our industry, we have made a series of discreet choices around our network design, operating strategy and product offering that are consistent with our objective of becoming the low cost operator in our industry. Since our initiation of operations, this strategy has resulted in a rapid decline in our cost to transmit bits, which has increased our margins and decreased our capital intensity as measured by our capital expenditures per total revenues. Over the last five fiscal years, our cost of goods sold per bit delivered for our customers has declined at a compounded annual rate of 22.5%. Important components of our low cost operating strategy includes:

●	One Network Protocol. Upon our founding, we selected to operate our network solely using Ethernet protocol. We made this selection in order to take advantage of the significantly greater installed base and lower cost of Ethernet network equipment versus other protocols, the substantially lower costs associated with operating and maintaining one network protocol and the continued benefits of the rapid price performance ratio improvements of Ethernet-related equipment. Our single network design allows us to avoid many of the costs that our competitors who operate circuit-switched, TDM and hybrid fiber coaxial networks incur related to provisioning, monitoring and maintaining multiple transport protocols. Selecting one operating protocol has also had positive effects in terms of our operating overhead and the simplicity of our organization. We believe the vast majority of our competition currently operates their networks with multiple protocols and we believe that attempts to upgrade their networks to one protocol would be operationally challenging and costly.

●	Broad Access to Fiber on a Cost Effective, Long-Term Basis. We have acquired a large portfolio of dark fiber leases from around the world sourced from the excess inventory of existing networks. This choice to lease rather than build reduces our capital intensity and the operating costs of our intercity and metro networks. The nature of this portfolio and the individual leases provides us long-term access to dark fiber at attractive rates and the opportunity in many cases to extend these leases for multiple terms. On average, a modest number of our dark fiber leases come up for renewal each year. We have relationships with 282 dark fiber vendors across the globe enabling us to lease dark fiber on a long-term, cost-effective basis to virtually any geographic route or facility we require.

●	Narrow and Focused Product Set. Since our founding, we have strategically focused on delivering a very narrow product set to our customers. The vast majority of our revenue is driven or related to our high-capacity, bi-directional, symmetric internet access services which can be accessed on-net in multi-tenant office buildings and carrier neutral data centers or off-net through other carriers’ “last mile” connections to customer facilities. There are significant cost advantages as a result of this narrow product set. We believe the relative size of our salesforce training, support and overhead is lower than comparable telecom providers which tend to offer a broader, one-stop shopping product set to their client base.

●	Scalable Network Equipment and Hub Configurations. Due to our single network protocol and narrow product set, our transmission and network operations rely mainly on two sets of equipment for operation. In order to further scale our operating leverage, we have systematically reused older equipment in less dense portions of our network. Due to interoperability between the generations of products, we are able to transfer older equipment from our core, high-traffic areas to newer, less congested routes. The result of this dynamic grooming process is that we are able to utilize our equipment for materially longer time frames than the expected life of this equipment thereby reducing our capital investment in our network. We design and build all of our network hubs to the same standards and configurations. This replication strategy provides us scale benefits in equipment purchases, training, and maintenance.

Greater Control and Superior Delivery. Our on-net service does not rely on circuits that must be provisioned by a third-party carrier. In on-net multi-tenant office buildings (“MTOBs”) we provide our customers the entire network, including the “last mile” and the in-building wiring connecting to our customer’s suite. In carrier neutral data centers (“CNDCs”) we are collocated with our customers. As a result, only a cross-connection within the data center is required to provide our services. The structure of our on-net service provides us more control over our service, quality and pricing. It also allows us to provision services more quickly and efficiently than provisioning services on a third-party carrier network. The vast majority of our on-net services can be installed in less than two weeks versus a materially longer time for incombent competitors.

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

Large Addressable Market. We have systematically evaluated and chosen our network extensions to buildings, data centers and markets based upon a rigorous set of criteria to evaluate the economic opportunity of network locations. Additional factors relevant to our pursuit of new buildings include the willingness of building owners to grant us access rights, the availability of optical fiber networks to serve those buildings, the costs to connect buildings to our network and equipment availability. Our network is connected to 2,975 total buildings located in 210 metropolitan markets. These buildings include 1,802 large MTOBs (totaling 979.9 million square feet of office space) in major North American cities where we offer our services to a diverse set of high-quality corporate customers within close physical proximity of each other. These buildings also include 1,309 CNDCs located in 1,119 buildings in North America, Europe, Asia, South America, Australia and Africa where our net-centric customers directly interconnect with our network. We also operate 54 of our own data centers across the United States and in Europe which comprise over 600,000 square feet of floor space and are directly connected to our network. We believe that these network points of presence strategically position our network to attract high levels of Internet traffic and maximize our revenue opportunities and profitability.

Balanced, High-Traffic Network. Since its inception, our network has grown significantly in terms of its geographic reach, customer connections, and traffic. We currently serve 7,530 access networks as well as numerous large and small content providers and 45,803 corporate customer connections. As a result of these growing bases of customers who distribute (content providers) and receive (access networks) content on our network, we believe that the majority of all the traffic on our network originates and terminates on our network. This control of traffic increases our reliability and speed of delivery and enhances our margins. The breadth of our network, extensive size of our customer base, and volume of our traffic enables us to be one of a handful of Tier One networks that are interconnected on a settlement free basis. This interconnection status broadens our geographic delivery capability and materially reduces our network costs.

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

Increase our Share of the Net-Centric Market. We are currently one of the leading providers of high-speed internet access to a variety of content providers and access networks across the world. We intend to further load our high-capacity network as a result of the growing demand for high-speed internet access generated by these types of bandwidth-intensive applications such as over-the-top (“OTT”) media services, online gaming, video, Internet of Things (“IoT”), voice over IP (“VOIP”), remote data storage, and other services. We expect that we will continue to grow our shares of these segments by offering our customers a series of attractive features including:

●	Geographic breadth – We have the broadest carrier neutral data center footprint in the industry and currently offer network services in 48 countries;
●	High capacity and reliability – We offer 100 Mbps to 100 Gbps ports in all of the carrier neutral data centers on our network, which differentiates the capacity choices we provide our net-centric clients;
●	Balanced customer base – Our leading share of content providers and access networks increases the amount of traffic that originates and terminates on our network thereby reducing latency and enhancing reliability;
●	Large and dedicated salesforce – Our team of 238 net-centric sales professionals is one of the largest salesforces in this industry segment and enables us to better serve this customer segment while also identifying new sales opportunities and gaining new business and customers; and
●	Competitive pricing – We aggressively discount our services to customers in order to attract new customers and drive volume.

Develop a Worldwide Peering Platform. In late 2020 we introduced a new product, Global Peer Connect (“GPC”), targeted at the growing demand for certain net-centric customers to dynamically peer traffic anywhere on our global platform. Our GPC product provides access to our Global Peer Exchange (“GPE”) which is a worldwide connectivity platform for the exchange of peering traffic destined for the Internet. Similar product offerings in the marketplace offer a materially smaller geographic footprint configuration and require a higher fixed cost for customers. We believe our product offering provides the following unique advantages over other private peer exchanges or public Internet exchange points:

●	Ubiquity through Leading CNDC Connectivity: We are collocated in 1,309 CNDCs in 48 countries and we operate 54 of our own data centers. We believe this portfolio provides us a significant advantage over regional peer exchanges that typically have substantially fewer CNDC collocations and countries served. In order to take advantage of this footprint, we enable GPC customers to peer with any other member of our GPE regardless of location thereby significantly broadening the reach for potential customers.
●	Attractive Economics and Terms: Our GPC product offers economics and terms which should make it attractive for potential users to switch to us. Customers only pay for direct usage and there are no fixed port charges or distance based fees. Our contracts have no minimum terms. These terms reduce the hurdle for new customers to join the GPE and should drive participation.
●	Greater Customer Control and Selectivity: As our GPC offering provides direct connectivity to anywhere in our network, customers will be able to have greater control and reliability over their traffic as this eliminates intermediate networks and enables customers to selectively bypass certain regions due to regulatory or censorship concerns.

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

Grow and Improve our Sales Efforts. A critical factor in our success has been our growing investment and focus on our sales and marketing efforts. Over the past five years, we have increased the size of our quota bearing salesforce by 30% from 397 to 565 employees. We seek to pair this growth in the size of our salesforce with a consistent level of productivity as measured by the number of connections sold per salesperson per month, taking into account adjustments to the changing mix of products sold and installed. In order to gain market share in our targeted businesses, we expect to continue to increase our sales efforts, including increasing the number of sales representatives and introducing strategies and tools to optimize sales productivity.

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

Results of Operations

Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020

The following summary table presents a comparison of our results of operations with respect to certain key financial measures. The comparisons illustrated in the table are discussed in greater detail below.

	Three Months Ended
	June 30,		Percent
	2021	2020	Change

	(in thousands)
Service revenue	$147,879	$140,990	4.9%
On-net revenue	111,041	103,800	7.0%
Off-net revenue	36,699	37,044	(0.9)%
Network operations expenses (1)	56,180	53,886	4.3%
Selling, general, and administrative expenses (2)	41,392	39,839	3.9%
Depreciation and amortization expenses	22,096	19,896	11.1%
Realized foreign exchange gain on 2024 Notes	—	2,547	NM
Unrealized foreign exchange loss on 2024 Euro Notes	5,280	3,420	NM
Loss on debt extinguishment and redemption – 2021 Notes	—	638	NM
Loss on debt extinguishment and redemption – 2022 Notes	10,830	—	NM
Interest expense	14,236	15,499	(8.1)%
Income tax provision	422	2,735	(84.6)%
(1)	Includes equity-based compensation expenses of $136 and $305 in the three months ended June 30, 2021 and 2020, respectively.
(2)	Includes equity-based compensation expenses of $6,738 and $5,778 in the three months ended June 30, 2021 and 2020, respectively.

NM – not meaningful

	Three Months Ended
	June 30,		Percent
	2021	2020	Change
Other Operating Data
Average Revenue Per Unit (ARPU)
ARPU—on-net	$470	$458	2.6%
ARPU—off-net	$994	$1,048	(5.1)%
Average Price per Megabit — installed base	$0.36	$0.47	(24.8)%
Customer Connections—end of period
On-net	79,146	75,927	4.2%
Off-net	12,386	11,846	4.6%

Service Revenue. We continually work to grow our total service revenue by increasing the number of potential customers that we can reach on our network. We do this by investing capital to expand the geographic footprint of our network and by increasing the number of buildings that we are connected to, including carrier neutral data centers and multi-tenant office buildings. These efforts broaden the global reach of our network and increase the size of our potential addressable market. We also seek to grow our service revenue by investing in our sales and marketing team. Over the last five years we have grown our quota bearing salesforce by 30% to 565 full time equivalent salespeople. We typically sell corporate connections at similar pricing to our competitors, but our clients benefit from our significantly faster speeds, enhanced service level agreements and rapid installation times. In the net-centric market, we offer comparable services in terms of capacity but typically at significantly lower prices.

Our service revenue increased by 4.9% from the three months ended June 30, 2020 to the three months ended June 30, 2021. Exchange rates positively impacted our increase in service revenue by $3.0 million. All foreign currency comparisons herein reflect results for the three months ended June 30, 2021 translated at the average foreign currency exchange rates for the three months ended June 30, 2020. We increased our total service revenue by increasing the number of sales representatives selling our services, by expanding our network, by adding additional buildings to our network, by increasing our penetration into the buildings connected to our network and by gaining market share by offering our services at lower prices than our competitors.

Revenue recognition standards include guidance relating to any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, gross receipts taxes, Universal Service Fund fees and certain state regulatory fees. We record these taxes billed to our customers on a gross basis (as service revenue and network operations expense) in our consolidated statements of operations. The impact of these taxes including the Universal Service Fund resulted in an increase to our revenues from the three months ended June 30, 2020 to the three months ended June 30, 2021 of $1.5 million.

Our corporate customers purchase their services on a price per connection basis. Our net-centric customers generally purchase their services on a price per megabit basis. Revenues from our corporate and net-centric customers represented 61.2% and 38.8% of total service revenue, respectively, for the three months ended June 30, 2021 and represented 68.8% and 31.2% of total service revenue, respectively, for the three months ended June 30, 2020. Revenues from corporate customers decreased by 6.7% to $90.5 million for the three months ended June 30, 2021 from $97.0 million for the three months ended June 30, 2020. Revenues from our net-centric customers increased by 30.5% to $57.4 million for the three months ended June 30, 2021 from $44.0 million for the three months ended June 30, 2020.

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

Our revenue from our net-centric customers increased primarily due to an increase in our number of net-centric customers and growth in network traffic from these customers partly offset by a decline in our average price per megabit. A significant portion of our net-centric customers purchase our services on a price per megabit basis. The net-centric market exhibits significant pricing pressure due to the continued introduction of new technology which lowers the marginal cost of transmitting bytes, and the commodity nature of the service where price is typically the only differentiating factor for these customers. Our average price per megabit declined by 24.8% from the three months ended June 30, 2020 to the three months ended June 30, 2021. We expect that our average price per megabit will continue to decline at similar rates. The impact of foreign exchange rates has a more significant impact on our net-centric revenues.

Our on-net revenues increased by 7.0% from the three months ended June 30, 2020 to the three months ended June 30, 2021. Our on-net revenues increased as we increased the number of our on-net customer connections by 4.2% at June 30, 2021 from June 30, 2020. On-net revenues increased at a greater rate than on-net customer connections primarily due to an increase in our on-net ARPU from the three months ended June 30, 2020 to the three months ended June 30, 2021 and the positive impact of foreign exchange. ARPU is determined by dividing revenue for the period by the average customer connections for that period.

Our off-net revenues decreased by 0.9% from the three months ended June 30, 2020 to the three months ended June 30, 2021. Our off-net revenues decreased as the 5.1% decrease in our off-net ARPU more than offset the 4.6% increase in the number of our off-net customer connections from June 30, 2020 to June 30, 2021.

Network Operations Expenses. Network operations expenses include the costs of personnel associated with service delivery, network management and customer support, network facilities costs, fiber and equipment maintenance fees, leased circuit costs, access and facilities fees paid to building owners and excise taxes billed to our customers and recorded on a gross basis. Non-cash equity-based compensation expense is included in network operations expenses consistent with the classification of the employee’s salary and other compensation and was $0.1 million for the three months ended June 30, 2021 and $0.3 million for the three months ended June 30, 2020. Our network operations expenses, including non-cash equity-based compensation expense, increased by 4.3% for the three months ended June 30, 2021 from the three months ended June 30, 2020. The increase in network operations expense is primarily attributable to an increase in costs related to our network and facilities expansion activities, partly offset by price reductions obtained in certain of our leased circuit costs and fewer operating leases for dark fiber.

Selling, General, and Administrative (“SG&A”) Expenses. Our SG&A expenses, including non-cash equity-based compensation expense, increased by 3.9% for the three months ended June 30, 2021 from the three months ended June 30, 2020. Non-cash equity-based compensation expense is included in SG&A expenses consistent with the classification of the employee’s salary and other compensation and was $6.7 million for the three months ended June 30, 2021 and $5.8 million for the three months ended June 30, 2020. SG&A expenses increased primarily from an increase in salaries and related costs required to support our expansion and increases in our sales efforts, partly offset by a reduction in sales meeting and travel costs related to the COVID-19 pandemic and a reduction in bad debt expense. Our sales force headcount decreased from 716 at June 30, 2020 to 710 at June 30, 2021 and our total headcount increased from 1,083 at June 30, 2020 to 1,087 at June 30, 2021.

Depreciation and Amortization Expenses. Our depreciation and amortization expense increased by 11.1% for the three months ended June 30, 2021 from the three months ended June 30, 2020. The increase is primarily due to the depreciation expense associated with the increase in deployed fixed assets.

Interest Expense and Losses on Debt Extinguishment and Redemption. Our interest expense resulted from interest incurred on our senior secured notes due 2022 (“2022 Notes”) until these notes were fully redeemed in May 2021, interest incurred on our $189.2 million of senior unsecured notes due 2021 (“2021 Notes") until these notes were redeemed in June 2020, interest incurred on our €350.0 million senior unsecured notes due 2024 (“2024 Notes”), interest incurred on our $500.0 million senior secured notes due in 2026 (“2026 Notes”), interest incurred on our installment payment agreement and interest incurred on our finance lease obligations. We issued €215.0 million of our 2024 Notes in June 2020 and €135.0 million of our 2024 Notes were issued in June 2019. In June 2020, we redeemed and extinguished our 2021 Notes at par value. In March 2021, we redeemed and extinguished $115.9 million of our 2022 Notes at 103.24% of par value resulting in a loss on debt extinguishment and redemption of $3.9 million and reduced the par value from $445.0 million to $329.1 million. In May 2021, we redeemed and extinguished the remaining $329.1 million of our 2022 Notes at par value and by paying $11.5 million of interest through December 1, 2021 resulting in a loss on debt extinguishment and redemption of $10.8 million. In May 2021 we issued $500.0 million of our 3.50% 2026 Notes. Our interest expense decreased by 8.1% for the three months ended June 30, 2021 from the three months ended June 30, 2020 primarily due to the lower interest rate on our 2026 Notes as compared to our 2022 Notes that we extinguished.

Realized gain and unrealized gain (loss) on foreign exchange – 2024 Notes. In June 2020 our €215.0 million 2024 Notes were issued at a Euro to USD rate of $1.112. We received proceeds in USD on the 2024 Notes on June 9, 2020 at a Euro to USD rate of $1.133 resulting in a realized gain on foreign exchange of $2.5 million. Our 2024 Notes were issued in Euros and are reported in our reporting currency – US Dollars. As of June 30, 2021 our 2024 Notes were valued at $415.8 million. Our unrealized loss on foreign exchange on our 2024 Notes from converting our 2024 Notes into USD was $5.3 million for the three months ended June 30, 2021 and $3.4 million for the three months ended June 30, 2020. We do not enter into hedges for our foreign currency obligations.

Income Tax Provision. Our income tax provision was $0.4 million for the three months ended June 30, 2021 and $2.7 million for the three months ended June 30, 2020. The decrease in our income tax provision is primarily related to the decrease in our income before income taxes.

Buildings On-net. As of June 30, 2021 and 2020, we had a total of 2,975 and 2,854 on-net buildings connected to our network, respectively. The increase in our on-net buildings was a result of our disciplined network expansion program. We anticipate adding a similar number of buildings to our network for the next several years.

Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020

The following summary table presents a comparison of our results of operations with respect to certain key financial measures. The comparisons illustrated in the table are discussed in greater detail below.

	Six Months Ended
	June 30,		Percent
	2021	2020	Change

	(in thousands)
Service revenue	$294,656	$281,904	4.5%
On-net revenue	220,989	207,256	6.6%
Off-net revenue	73,422	74,364	(1.3)%
Network operations expenses (1)	113,272	109,806	3.2%
Selling, general, and administrative expenses (2)	82,834	79,513	4.2%
Depreciation and amortization expenses	44,065	39,402	11.8%
Realized foreign exchange gain on 2024 Notes	—	2,547	NM
Unrealized foreign exchange gain (loss) on 2024 Euro Notes	13,590	(512)	NM
Loss on debt extinguishment and redemption – 2021 Notes	—	638	NM
Loss on debt extinguishment and redemption – 2022 Notes	14,698	—	NM
Interest expense	30,071	30,720	(2.1)%
Income tax provision	7,773	6,341	22.6%
(1)	Includes equity-based compensation expenses of $2,212 and $557 in the six months ended June 30, 2021 and 2020, respectively.
(2)	Includes equity-based compensation expenses of $11,969 and $10,600 in the six months ended June 30, 2021 and 2020, respectively.

NM – not meaningful

	Six Months Ended
	June 30,		Percent
	2021	2020	Change
Other Operating Data
Average Revenue Per Unit (ARPU)
ARPU—on-net	$479	$459	4.4%
ARPU—off-net	$1,018	$1,055	(3.5)%
Average Price per Megabit — installed base	$0.37	$0.50	(26.5)%
Customer Connections—end of period
On-net	79,146	75,927	4.2%
Off-net	12,386	11,846	4.6%

Service Revenue. We continually work to grow our total service revenue by increasing the number of potential customers that we can reach on our network. We do this by investing capital to expand the geographic footprint of our network and by increasing the number of buildings that we are connected to, including carrier neutral data centers and multi-tenant office buildings. These efforts broaden the global reach of our network and increase the size of our potential addressable market. We also seek to grow our service revenue by investing in our sales and marketing team. Over the last five years we have grown our quota bearing salesforce by 30% to 565 full time equivalent salespeople. We typically sell corporate connections at similar pricing to our competitors, but our clients benefit from our significantly faster speeds, enhanced service level agreements and rapid installation times. In the net-centric market, we offer comparable services in terms of capacity but typically at significantly lower prices.

Our service revenue increased by 4.5% from the six months ended June 30, 2020 to the six months ended June 30, 2021. Exchange rates positively impacted our increase in service revenue by $5.6 million. All foreign currency comparisons herein reflect results for the six months ended June 30, 2021 translated at the average foreign currency exchange rates for the six months ended June 30, 2020. We increased our total service revenue by increasing the number of sales representatives selling our services, by expanding our network, by adding additional buildings to our network, by increasing our penetration into the buildings connected to our network and by gaining market share by offering our services at lower prices than our competitors.

Revenue recognition standards include guidance relating to any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, gross receipts taxes, Universal Service Fund fees and certain state regulatory fees. We record these taxes billed to our customers on a gross basis (as service revenue and network operations expense) in our consolidated statements of operations. The impact of these taxes including the Universal Service Fund resulted in an increase to our revenues from the six months ended June 30, 2020 to the six months ended June 30, 2021 of $2.3 million.

Our corporate customers purchase their services on a price per connection basis. Our net-centric customers generally purchase their services on a price per megabit basis. Revenues from our corporate and net-centric customers represented 61.9% and 38.1% of total service revenue, respectively, for the six months ended June 30, 2021 and represented 68.8% and 31.2% of total service revenue, respectively, for the six months ended June 30, 2020. Revenues from corporate customers decreased by 5.9% to $182.5 million for the six months ended June 30, 2021 from $194.0 million for the six months ended June 30, 2020. Revenues from our net-centric customers increased by 27.6% to $112.2 million for the six months ended June 30, 2021 from $87.9 million for the six months ended June 30, 2020.

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

Our revenue from our net-centric customers increased primarily due to an increase in our number of net-centric customers and growth in network traffic from these customers partly offset by a decline in our average price per megabit. Our net-centric customers purchase our services on a price per megabit basis. The net-centric market exhibits significant pricing pressure due to the continued introduction of new technology which lowers the marginal cost of transmitting bits, and the commodity nature of the service where price is typically the only differentiating factor for these customers. Our average price per megabit declined by 26.5% from the six months ended June 30, 2020 to the six months ended June 30, 2021. We expect that our average price per megabit will continue to decline at similar rates. The impact of foreign exchange rates has a more significant impact on our net-centric revenues.

Our on-net revenues increased by 6.6% from the six months ended June 30, 2020 to the six months ended June 30, 2021. Our on-net revenues increased as we increased the number of our on-net customer connections by 4.2% at June 30, 2021 from June 30, 2020. On-net revenues increased at a greater rate than on-net customer connections primarily due to an increase in our on-net ARPU from the six months ended June 30, 2020 to the six months ended June 30, 2021 and the positive impact of foreign exchange. ARPU is determined by dividing revenue for the period by the average customer connections for that period.

Our off-net revenues decreased by 1.3% from the six months ended June 30, 2020 to the six months ended June 30, 2021. Our off-net revenues decreased primarily from the 3.5% decrease in our off-net ARPU from June 30, 2020 to June 30, 2021.

Network Operations Expenses. Network operations expenses include the costs of personnel associated with service delivery, network management and customer support, network facilities costs, fiber and equipment maintenance fees, leased circuit costs, access and facilities fees paid to building owners and excise taxes billed to our customers and recorded on a gross basis. Non-cash equity-based compensation expense is included in network operations expenses consistent with the classification of the employee’s salary and other compensation and was $2.2 million for the six months ended June 30, 2021 and $0.6 million for the six months ended June 30, 2020. Our network operations expenses, including non-cash equity-based compensation expense, increased by 3.2% for the six months ended June 30, 2021 from the six months ended June 30, 2020. The increase in network operations expense is primarily attributable to an increase in costs related to our network and facilities expansion activities and an increase in equity-based compensation expense from the vesting of restricted employee shares, partly offset by price reductions obtained in certain of our leased circuit costs, fewer operating leases for dark fiber and the impact of a renewal of an IRU fiber lease agreement in the second quarter of 2020. We adopted Leases (“ASU 2016-02”) on January 1, 2019. When we adopted ASU 2016-02 we elected to apply certain practical expedients under ASU 2016-02 including not separating the lease and non-lease components of our finance and operating leases. As a result of accounting for this IRU renewal under ASU 2016-02, the present value of $1.8 million of quarterly maintenance and co-location fees (non-lease components) that were previously accounted for as network operations expenses prior to the second quarter of 2020, were capitalized as a finance lease liability and right-of-use leased asset totaling $34.0 million. Amortization of the right-of-use asset is recorded as depreciation and amortization expense and the payments that are made toward the finance lease liability are recorded as a reduction of the finance lease liability and interest expense.

Selling, General, and Administrative (“SG&A”) Expenses. Our SG&A expenses, including non-cash equity-based compensation expense, increased by 4.2% for the six months ended June 30, 2021 from the six months ended June 30, 2020. Non-cash equity-based compensation expense is included in SG&A expenses consistent with the classification of the employee’s salary and other compensation and was $12.0 million for the six months ended June 30, 2021 and $10.6 million for the six months ended June 30, 2020. SG&A expenses increased primarily from an increase in salaries and related costs required to support our expansion and increases in our sales efforts, partly offset by a reduction in sales meeting and travel costs related to the COVID-19 pandemic and a reduction in bad debt expense. Our sales force headcount was 716 at June 30, 2020 and 710 at June 30, 2021 and our total headcount increased from 1,083 at June 30, 2020 to 1,087 at June 30, 2021.

Depreciation and Amortization Expenses. Our depreciation and amortization expense increased by 11.8% for the six months ended June 30, 2021 from the six months ended June 30, 2020. The increase is primarily due to the depreciation expense associated with the increase in deployed fixed assets and the impact of a renewal of an IRU fiber lease agreement in the second quarter of 2020. As a result of accounting for this IRU renewal under ASU 2016-02, the present value of $1.8 million of quarterly maintenance and co-location fees (non-lease components) that were previously accounted for as network operations expenses prior to the second quarter of 2020, were capitalized as a finance lease liability and right-of-use leased asset totaling $34.0 million. Amortization of the right-of-use asset is recorded as depreciation and amortization expense and the payments that are made toward the finance lease liability are recorded as a reduction of the finance lease liability and interest expense.

Interest Expense and Losses on Debt Extinguishment and Repurchases. Our interest expense resulted from interest incurred on our senior secured notes due 2022 (“2022 Notes”) until these notes were fully repurchased in May 2021, interest incurred on our $189.2 million of senior unsecured notes due 2021 (“2021 Notes") until these notes were redeemed in June 2020, interest incurred on our €350.0 million senior unsecured notes due 2024 (“2024 Notes”), interest incurred on our $500.0 million senior secured 3.50% notes due 2026 (“2026” Notes”) that we issued in May 2021, interest incurred on our installment payment agreement and interest incurred on our finance lease obligations. We issued €215.0 million of our 2024 Notes in June 2020 and €135.0 million of our 2024 Notes were issued in June 2019. In June 2020, we redeemed and extinguished our 2021 Notes at par value. In March 2021, we redeemed and extinguished $115.9 million of our 2022 Notes at 103.24% of par value resulting in a loss on debt extinguishment and redemption of $3.9 million and reduced the par value from $445.0 million to $329.1 million. In May 2021, we redeemed and extinguished the remaining $329.1 million of our 2022 Notes at par value and by paying $11.5 million of interest through December 1, 2021 resulting in a loss on debt extinguishment and redemption of $10.8 million. Our interest expense decreased by 2.1% for the six months ended June 30, 2021 from the six months ended June 30, 2020 primarily due to the lower interest rate on our 2026 Notes as compared to our 2022 Notes that we extinguished.

Realized gain and unrealized gain (loss) on foreign exchange – 2024 Notes. In June 2019, we completed an offering of our €135.0 million principal amount of 2024 Notes. In June 2020 our €215.0 million 2024 Notes were issued at a Euro to USD rate of $1.112. We received proceeds in USD on the 2024 Notes on June 9, 2020 at a Euro to USD rate of $1.133 resulting in a realized gain on foreign exchange of $2.5 million. Our 2024 Notes were issued in Euros and are reported in our reporting currency – US Dollars. As of June 30, 2021 our 2024 Notes were valued at $415.8 million. Our unrealized (loss) gain on foreign exchange on our 2024 Notes from converting our 2024 Notes into USD was $13.6 million for the six months ended June 30, 2021 and $(0.5) million for the six months ended June 30, 2020. We do not enter into hedges for our foreign currency obligations.

Income Tax Provision. Our income tax provision was $7.8 million for the six months ended June 30, 2021 and $6.3 million for the six months ended June 30, 2020. The increase in our income tax provision is primarily related to an increase in certain non-deductible expenses.

Buildings On-net. As of June 30, 2021 and 2020, we had a total of 2,975 and 2,854 on-net buildings connected to our network, respectively. The increase in our on-net buildings was a result of our disciplined network expansion program. We anticipate adding a similar number of buildings to our network for the next several years.

Liquidity and Capital Resources

In assessing our liquidity, management reviews and analyzes our current cash balances, accounts receivable, accounts payable, accrued liabilities, capital expenditure commitments, and required finance lease and debt payments and other obligations.

Over the next several years we have significant contractual and anticipated cash outlays including our indicative dividend payments on our common stock, our maturing debt obligations, interest payments on our debt obligations and our projected capital expenditure requirements in order to help execute our business plan. Based upon our historical growth rate of our dividend, we expect that we would have to provide approximately $330 million in order to meet our expected quarterly dividend payments over the next two years. In March 2021, we redeemed and extinguished $115.9 million of our 2022 Notes. In April, 2021 we redeemed $45.0 million of our 2022 Notes and in May 2021 we redeemed the remaining $284.1 million of our 2022 Notes with the proceeds from our issuance of $500.0 million of our 2026 Notes. Our 2022 Notes accrued interest at 5.375% and our 2026 Notes accrue interest at 3.50%. Our $500.0 million of 2026 Notes mature in May 2026 and include annual interest payments of $17.5 million until maturity.

Our €350 million of 2024 Notes mature in June 2024 and include annual interest payments of €15.3 million until maturity. Our 2024 Notes are denominated in Euros and expose us to potentially unfavorable adverse movements in foreign currency rate changes. Our overseas operations provides us access to Euros, however these amounts may be insufficient to fund our obligations under our 2024 Notes. Additionally, we have not entered into forward exchange contracts related to our foreign currency exposure.

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

Cash Flows

The following table sets forth our consolidated cash flows.

	Six Months Ended June 30,
(in thousands)	2021	2020
Net cash provided by operating activities	$86,855	$69,769
Net cash used in investing activities	(32,661)	(26,796)
Net cash used in financing activities	(50,874)	(25,257)
Effect of exchange rates changes on cash	(658)	(112)
Net increase in cash and cash equivalents	$2,662	$17,604

Net Cash Provided by Operating Activities. Our primary source of operating cash is receipts from our customers who are billed on a monthly basis for our services. Our primary uses of operating cash are payments made to our vendors, employees and interest payments made to our finance lease vendors and our note holders. Our changes in cash provided by operating activities are primarily due to changes in our operating profit and changes in our interest payments. Cash provided by operating activities for the six months ended June 30, 2021 and 2020 includes interest payments on our note obligations of $32.9 million and $27.5 million, respectively.

Net Cash Used In Investing Activities. Our primary use of cash for investing activities is for purchases of property and equipment. Purchases of property and equipment were $32.7 million and $26.8 million for the six months ended June 30, 2021 and 2020, respectively. The changes in purchases of property and equipment are primarily due to the timing and scope of our network expansion activities including geographic expansion and adding buildings to our network.

Net Cash Used In Financing Activities. Our primary uses of cash for financing activities are payments to redeem and extinguish our debt, dividend payments, principal payments under our finance lease obligations and our installment payment agreement, and for purchases of our common stock. Our primary sources of cash for financing activities are proceeds from our debt offerings. During the six months ended June 30, 2021 and 2020 we paid $73.1 million and $62.3 million, respectively, for our quarterly dividend payments. Our quarterly dividend payments have increased due to increases in our quarterly dividend per share amounts. Principal payments under our finance lease obligations were $11.9 million and $9.9 million for the six months ended June 30, 2021 and 2020, respectively. The changes in our principal payments under our finance lease obligations are primarily due to the timing and scope of our network expansion activities including geographic expansion and adding buildings to our network. Principal payments under our installment payment agreement were $4.3 million and $5.1 million for the six months ended June 30, 2021 and 2020, respectively. There were no purchases of our common stock in the six months ended June 30, 2021 and 2020.

We completed a series of debt redemptions and issuances in the six months ended June 30, 2021 and the six months ended June 30, 2020. In June 2020 we redeemed our $189.2 million of our 2021 Notes at par value. In March 2021, we paid $119.7 million to redeem and extinguish $115.9 million of our 2022 Notes at 103.24% of par value. In May 2021, we redeemed and extinguished the remaining $329.1 million of our 2022 Notes at par value and by paying $11.5 million of interest through December 1, 2021. The total payments to redeem our 2022 Notes were $459.3 million. In June 2020 we completed an offering of €215.0 million of our 2024 Notes for net proceeds of $240.3 million. In May 2021 we issued $500.0 million of our 2026 Notes for net proceeds of $496.9 million.

Cash Position and Indebtedness

Our total indebtedness, at par, at June 30, 2021 was $1.1 billion and our total cash and cash equivalents were $374.0 million. Our total indebtedness at June 30, 2021 includes $224.6 million of finance lease obligations for dark fiber under long-term IRU agreements.

Summarized Financial Information of Holdings

Holdings is not a restricted subsidiary as defined under the indentures governing our 2024 Notes and our 2026 Notes. Holdings is a guarantor under these notes. Under the indentures we are required to disclose financial information of Holdings including its assets, liabilities and its operating results (“Holdings Financial Information”). The Holdings Financial Information is detailed below (in thousands).

June 30, 2021
(Unaudited)
Cash and cash equivalents	$148,217
Accrued interest receivable	2
Total assets	$148,219

Investment from subsidiaries	$336,061
Common stock	48
Accumulated deficit	(187,890)
Total equity	$148,219

Six Months
Ended
June 30, 2021
(Unaudited)
Equity‑based compensation expense	16,308
Interest income	56
Net loss	$(16,252)

Common Stock Buyback Program

Our Board of Directors has approved purchases of our common stock under a buyback program (the “Buyback Program”). There were no purchases of our common stock in the three or six months ended June 30, 2021 and 2020. As of June 30, 2021, there was a total of $30.4 million available under the Buyback Program which is authorized to continue through December 31, 2021.

Dividends on Common Stock and Return of Capital Program

On August 4, 2021, our Board of Directors approved the payment of our quarterly dividend of $0.805 per common share. This estimated $37.2 million dividend payment is expected to be made on September 3, 2021.

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

Impact of COVID-19 on Our Liquidity and Operating Performance

We continue to operate with a high level of liquidity and as of June 30, 2021 we had cash and cash equivalents of $374.0 million. The COVID-19 pandemic has not impacted our credit rating to date, nor do we believe that it has materially changed our cost of capital. We believe we are able to timely service our debt obligations and will not require any concessions to do so. We believe we will have access to additional capital from a variety of sources and the public capital markets for debt and equity.

In late March 2020, we adopted a mandatory policy through which we required all employees to work from home and follow shelter in place guidelines issued by state and local authorities. We believe we have been able to continue to operate effectively with the use of laptops, remote connectivity and the continued support of our critical support employees. Further, we severely curtailed all business travel and adopted new safety procedures for our on-site technical personnel and customers accessing our data centers. We believe the policies followed by our workforce and the support provided by our IT and other groups has enabled our employees to continue to perform tasks and activities that are essential for the operation of our network, our sales and marketing efforts and other support functions. In July 2021, we allowed all employees to return voluntarily to all offices in the United States, and we are planning to require our employees in the United States to return to full-time in-office work in September 2021, although the timing of this return may vary depending on the situation in the United States with respect to the pandemic.

We experienced some delays with respect to the installation of new services in March and April of 2020 when certain multi-tenant office buildings were closed to our personnel. We worked with local authorities and building owners to categorize our employees as essential workers who need priority access to buildings. We believe that our disruption in access to buildings was effectively mitigated since then.

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

In the summer of 2021, the Delta variant of COVID-19 began spreading widely in the United States and in other countries in which we operate. We cannot predict the impact of the spread of the Delta variant or other new COVID-19 variants on the global economy, how national and local governments may react to the spread of new variants nor predict the impact the variants and any measures taken in response may have on our operations.

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

Critical Accounting Policies and Significant Estimates

Management believes that as of June 30, 2021, there have been no material changes to our critical accounting policies and significant estimates from those listed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2020.

ITEM 3.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management believes that as of June 30, 2021, there have been no material changes to our exposures to market risk from those disclosed in Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” of our annual report on Form 10-K for the year ended December 31, 2020.

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

ITEM 1A.            RISK FACTORS

Management believes that as of June 30, 2021, there have been no material changes to our risk factors from those disclosed in Item 1A “Risk Factors,” of our annual report on Form 10-K for the year ended December 31, 2020.

ITEM 2.              UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Board of Directors has authorized a plan to permit the repurchase of our common stock in negotiated and open market transactions through December 31, 2021. We may purchase shares from time to time depending on market, economic, and other factors. There were no purchases of our common stock during the second quarter of 2021.

ITEM 6.              EXHIBITS.

(a)	Exhibits

Exhibit Number	Description
4.1

Indenture related to the 3.500% Senior Secured Notes due 2026, dated as of May 7, 2021, among Cogent Communications Group, Inc., the guarantors named therein, and Wilmington Trust, National Association, as trustee and collateral agent (previously filed as Exhibit 4.1 to our Current Report on Form 8-K, filed on May 11, 2021 and incorporated herein by reference).

4.2	Form of 3.500% Senior Secured Notes due 2026 (previously filed as Exhibit A to the Exhibit 4.1 to our Current Report on From 8-K, filed on May 11, 2021 and incorporated herein by reference).
10.1

Amended and Restated Cogent Communications Holdings, Inc. 2017 Incentive Award Plan (previously filed as Appendix A of our Definitive Proxy Statement on Schedule 14A filed March 5, 2021 and incorporated herein by reference).

31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer (furnished herewith)
32.2	Certification of Chief Financial Officer (furnished herewith)
101.1

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (filed herewith).

104	Cover Page Data File (the cover page XBRL tags are embedded within the iXBRL document).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 5, 2021	COGENT COMMUNICATIONS HOLDINGS, INC.

	By:	/s/ David Schaeffer
		Name:	David Schaeffer
		Title:	Chief Executive Officer

Date: August 5, 2021	By:	/s/ Sean Wallace
		Name:	Sean Wallace
		Title:	Chief Financial Officer