Form 10-Q
period 2021-09-30
COGENT COMMUNICATIONS HOLDINGS, INC.
filed 2021-11-04
CIK 1158324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Common Stock, $.001 par value 47,673,776 Shares Outstanding as of October 31, 2021

INDEX

	PART I
	FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Condensed Consolidated Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets of Cogent Communications Holdings, Inc. and Subsidiaries as of September 30, 2021 (Unaudited) and December 31, 2020	3
	Condensed Consolidated Statements of Comprehensive Income of Cogent Communications Holdings, Inc. and Subsidiaries for the Three Months Ended September 30, 2021 and September 30, 2020 (Unaudited)	4
	Condensed Consolidated Statements of Comprehensive Income of Cogent Communications Holdings, Inc. and Subsidiaries for the Nine Months Ended September 30, 2021 and September 30, 2020 (Unaudited)	5
	Condensed Consolidated Statements of Cash Flows of Cogent Communications Holdings, Inc. and Subsidiaries for the Nine Months Ended September 30, 2021 and September 30, 2020 (Unaudited)	6
	Notes to Interim Condensed Consolidated Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34
Item 4.	Controls and Procedures	34

	PART II
	OTHER INFORMATION

Item 1.	Legal Proceedings	36
Item 1A.	Risk Factors	36
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36
Item 6.	Exhibits	37
SIGNATURES		38
CERTIFICATIONS

PART I FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

COGENT COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2021 AND DECEMBER 31, 2020

(IN THOUSANDS, EXCEPT SHARE DATA)

	September 30,	December 31,
	2021	2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$351,879	$371,301
Restricted cash	3,076	—
Accounts receivable, net of allowance for credit losses of $1,413 and $1,921, respectively	43,672	44,185
Prepaid expenses and other current assets	37,491	40,851
Total current assets	436,118	456,337
Property and equipment, net	454,710	430,335
Right-of-use leased assets	103,666	99,666
Deposits and other assets	14,255	14,139
Total assets	$1,008,749	$1,000,477
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$11,639	$9,775
Accrued and other current liabilities	57,510	51,029
Installment payment agreement, current portion, net of discounts of $18 and $136, respectively	1,850	6,786
Current maturities, operating lease liabilities	11,312	11,151
Current maturities, finance lease obligations	16,685	15,702
Total current liabilities	98,996	94,443
Senior secured 2022 notes, net of unamortized debt costs of $1,052 and including premium of $544	—	444,492
Senior unsecured 2024 Euro notes, net of unamortized debt costs of $2,327 and $2,961, respectively, and net of discounts of $863 and $1,142, respectively	402,447	425,160
Senior secured 2026 notes, net of unamortized debt costs of $1,217 and discount of $1,618	497,165	—
Operating lease liabilities, net of current maturities	115,065	111,318
Finance lease obligations, net of current maturities	222,854	203,438
Other long-term liabilities	28,989	14,792
Total liabilities	1,365,516	1,293,643
Commitments and contingencies:
Stockholders’ equity:
Common stock, $0.001 par value; 75,000,000 shares authorized; 47,663,276 and 47,214,077 shares issued and outstanding, respectively	48	47
Additional paid-in capital	540,575	515,867
Accumulated other comprehensive income — foreign currency translation	(8,558)	(1,306)
Accumulated deficit	(888,832)	(807,774)
Total stockholders’ deficit	(356,767)	(293,166)
Total liabilities and stockholders’ deficit	$1,008,749	$1,000,477

The accompanying notes are an integral part of these condensed consolidated financial statements.

COGENT COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND SEPTEMBER 30, 2020

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months	Three Months
	Ended	Ended
	September 30, 2021	September 30, 2020
	(Unaudited)	(Unaudited)
Service revenue	$147,927	$142,302
Operating expenses:
Network operations (including $163 and $346 of equity-based compensation expense, respectively, exclusive of depreciation and amortization shown separately below)	56,645	54,519
Selling, general, and administrative (including $6,425 and $6,176 of equity-based compensation expense, respectively)	40,117	39,722
Depreciation and amortization	22,609	21,619
Total operating expenses	119,371	115,860
Loss on finance lease amendment	—	(505)
Gains on equipment transactions	—	99
Operating income	28,556	26,036
Interest expense	(17,349)	(15,760)
Unrealized foreign exchange gain (loss) on 2024 Euro Notes	10,169	(17,315)
Interest income and other, net	648	484
Income (loss) before income taxes	22,024	(6,555)
Income tax (provision) benefit	(8,704)	1,600
Net income (loss)	$13,320	$(4,955)

Comprehensive income:
Net income (loss)	$13,320	$(4,955)
Foreign currency translation adjustment	(3,818)	5,408
Comprehensive income	$9,502	$453

Net income (loss) per common share:
Basic net income (loss) per common share	$0.29	$(0.11)
Diluted net income (loss) per common share	$0.28	$(0.11)
Dividends declared per common share	$0.805	$0.705

Weighted-average common shares - basic	46,293,524	45,815,718

Weighted-average common shares - diluted	46,866,929	45,815,718

The accompanying notes are an integral part of these condensed consolidated financial statements.

COGENT COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND SEPTEMBER 30, 2020

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2021	September 30, 2020
	(Unaudited)	(Unaudited)
Service revenue	$442,584	$424,205
Operating expenses:
Network operations (including $2,375 and $903 of equity-based compensation expense, respectively, exclusive of depreciation and amortization shown separately below)	169,920	164,326
Selling, general, and administrative (including $18,394 and $16,776 of equity-based compensation expense, respectively)	122,952	119,232
Depreciation and amortization	66,675	61,022
Total operating expenses	359,547	344,580
Losses on finance lease amendments	—	(423)
Gains on equipment transactions	18	343
Operating income	83,055	79,545
Interest expense	(47,421)	(46,481)
Realized foreign exchange gain on issuance of 2024 Euro Notes	—	2,547
Unrealized gain (loss) on foreign exchange on 2024 Euro Notes	23,759	(17,827)
Loss on debt extinguishment and redemption – 2021 Notes	—	(638)
Loss on debt extinguishment and redemption – 2022 Notes	(14,698)	—
Interest income and other, net	1,460	430
Income before income taxes	46,155	17,576
Income tax provision	(16,477)	(4,740)
Net income	$29,678	$12,836

Comprehensive income:
Net income	$29,678	$12,836
Foreign currency translation adjustment	(7,252)	4,828
Comprehensive income	$22,426	$17,664

Net income per common share:
Basic net income per common share	$0.64	$0.28
Diluted net income per common share	$0.63	$0.28

Dividends declared per common share	$2.340	$2.045

Weighted-average common shares - basic	46,290,452	45,818,677

Weighted-average common shares - diluted	46,825,948	46,598,870

The accompanying notes are an integral part of these condensed consolidated financial statements.

COGENT COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND SEPTEMBER 30, 2020

(IN THOUSANDS)

	Nine months	Nine months
	Ended	Ended
	September 30, 2021	September 30, 2020
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$29,678	$12,836
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66,675	61,022
Amortization of debt costs, discounts and premium	1,333	1,426
Equity-based compensation expense (net of amounts capitalized)	20,769	17,679
Loss on debt extinguishment and redemption – 2021 Notes	—	638
Loss on debt extinguishment and redemption – 2022 Notes	14,698	—
Unrealized (gain) loss on foreign exchange – 2024 Notes	(23,759)	17,281
Realized foreign exchange gain on issuance of 2024 Notes	—	(2,547)
Gains - equipment transactions and other, net	(347)	80
Deferred income taxes	11,922	2,100
Changes in operating assets and liabilities:
Accounts receivable	(159)	(1,102)
Prepaid expenses and other current assets	1,734	(3,253)
Accounts payable, accrued liabilities and other long-term liabilities	11,752	(2,783)
Deposits and other assets	(23)	(628)
Net cash provided by operating activities	134,273	102,749
Cash flows from investing activities:
Purchases of property and equipment	(54,620)	(40,092)
Net cash used in investing activities	(54,620)	(40,092)
Cash flows from financing activities:
Dividends paid	(110,736)	(94,952)
Purchases of common stock	—	(270)
Extinguishment and redemption of 2021 Notes	—	(189,225)
Extinguishment and redemption of 2022 Notes	(459,317)	—
Net proceeds from issuance of senior unsecured 2024 Euro Notes - net of debt costs of $2,137	—	240,285
Net proceeds from issuance of senior secured 2026 Notes - net of debt costs of $1,317	496,933	—
Principal payments on installment payment agreement	(5,845)	(7,855)
Principal payments of finance lease obligations	(16,826)	(19,392)
Proceeds from exercises of stock options	1,237	1,175
Net cash used in financing activities	(94,554)	(70,234)
Effect of exchange rates changes on cash	(1,445)	1,448
Net decrease in cash and cash equivalents & restricted cash	(16,346)	(6,129)
Cash and cash equivalents & restricted cash, beginning of period	371,301	399,422
Cash and cash equivalents & restricted cash, end of period	$354,955	$393,293
Supplemental disclosure of non-cash investing and financing activities:
Non-cash component of network equipment obtained in exchange transactions	$—	$310
PP&E obtained for installment payment agreement	$—	$5,771
Finance lease obligations incurred	$38,411	$61,504
Fair value of equipment acquired in leases	$—	$536

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

Description of business

The Company is a facilities-based provider of low-cost, high-speed Internet access, private network services, and data center colocation space and power. The Company’s network is specifically designed and optimized to transmit packet switched data. The Company delivers its services primarily to small and medium-sized businesses, communications service providers and other bandwidth-intensive organizations in 50 countries across North America, Europe, Asia, South America, Australia and Africa. The Company is a Delaware corporation and is headquartered in Washington, DC.

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

Financial instruments

At September 30, 2021, the carrying amount of cash and cash equivalents, accounts receivable, prepaid and other current assets, accounts payable and accrued expenses approximated fair value because of the short-term nature of these instruments. The Company measures its cash equivalents at amortized cost, which approximates fair value based upon quoted market prices (Level 1). Based upon recent trading prices (Level 2— market approach), at September 30, 2021, the fair value of the Company’s $500.0 million senior secured notes was $507.5 million and the fair value of the Company’s €350.0 million ($405.6 million USD) senior unsecured notes was $413.2 million. The estimated fair value of the Company’s interest rate swap agreement using the Level 2 market approach was a long-term liability of $3.1 million.

Restricted cash and interest rate swap agreement

Restricted cash represents amounts held in segregated bank accounts by our clearing broker as margin in support of our interest rate swap agreement as discussed in Note 3 and was $3.1 million as of September 30, 2021. Additional cash may be further restricted to maintain our interest rate swap instrument as interest rates fluctuate and margin requirements change. The Company does not use derivative financial instruments for trading purposes.

Gross receipts taxes, universal service fund and other surcharges

Revenue recognition standards include guidance relating to taxes or surcharges assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer and may include, but are not limited to, gross receipts taxes, excise taxes, Universal Service Fund fees and certain state regulatory fees. Such charges may be presented gross or net based upon the Company’s accounting policy election. The Company records certain excise taxes and surcharges on a gross basis and includes them in its revenues and network operations expense. Excise taxes and surcharges billed to customers and recorded on a gross basis (as service revenue and network operations expense)were $4.8 million and $3.9 million for the three months ended September 30, 2021 and 2020, respectively, and $14.2 million and $10.9 million for the nine months ended September 30, 2021 and 2020, respectively.

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

The following details the determination of diluted weighted average shares:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Weighted average common shares - basic	46,293,524	45,815,718	46,290,452	45,818,677
Dilutive effect of stock options	36,406	—	34,191	99,581
Dilutive effect of restricted stock	536,999	—	501,305	680,612
Weighted average common shares - diluted	46,866,929	45,815,718	46,825,948	46,598,870

The following details unvested shares of restricted common stock as well as the anti-dilutive effects of stock options and restricted stock awards outstanding:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Unvested shares of restricted common stock	1,371,217	1,472,572	1,371,217	1,472,572
Anti-dilutive options for common stock	43,648	87,214	42,531	24,453
Anti-dilutive shares of restricted common stock	827	925,866	133,468	191

Stockholders’ Deficit

The following details the changes in stockholders’ deficit for the three and nine months ended September 30, 2021 and September 30, 2020 (in thousands except share amounts):

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance at June 30, 2020	47,279,201	$47	$506,391	$(12,906)	$(729,082)	$(235,550)
Forfeitures of shares granted to employees	(4,932)	—	—	—	—	—
Equity-based compensation	—	—	7,147	—	—	7,147
Foreign currency translation	—	—	—	5,408	—	5,408
Issuances of common stock	10,500	—	—	—	—	—
Exercises of options	4,134	—	185	—	—	185
Common stock purchases and retirement	(4,567)	—	(269)	—	—	(269)
Dividends paid	—	—	—	—	(32,657)	(32,657)
Net (loss)	—	—	—	—	(4,955)	(4,955)
Balance at September 30, 2020	47,284,336	$47	$513,454	$(7,498)	$(766,694)	$(260,691)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance at June 30, 2021	47,655,131	$48	$533,049	$(4,740)	$(864,498)	$(336,141)
Forfeitures of shares granted to employees	(10,933)	—	—	—	—	—
Equity-based compensation	—	—	7,164	—	—	7,164
Foreign currency translation	—	—	—	(3,818)	—	(3,818)
Issuances of common stock	11,820	—	—	—	—	—
Exercises of options	7,258	—	362	—	—	362
Dividends paid	—	—	—	—	(37,654)	(37,654)
Net income	—	—	—	—	13,320	13,320
Balance at September 30, 2021	47,663,276	$48	$540,575	$(8,558)	$(888,832)	$(356,767)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance at December 31, 2019	46,840,434	$47	$493,178	$(12,326)	$(684,578)	$(203,679)
Forfeitures of shares granted to employees	(42,212)	—	—	—	—	—
Equity-based compensation	—	—	19,371	—	—	19,371
Foreign currency translation	—	—	—	4,828	—	4,828
Issuances of common stock	465,530	—	—	—	—	—
Exercises of options	25,151	—	1,174	—	—	1,174
Common stock purchases and retirement	(4,567)	—	(269)	—	—	(269)
Dividends paid	—	—	—	—	(94,952)	(94,952)
Net income	—	—	—	—	12,836	12,836
Balance at September 30, 2020	47,284,336	$47	$513,454	$(7,498)	$(766,694)	$(260,691)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance at December 31, 2020	47,214,077	$47	$515,867	$(1,306)	$(807,774)	$(293,166)
Forfeitures of shares granted to employees	(36,235)	—	—	—	—	—
Equity-based compensation	—	—	23,471	—	—	23,471
Foreign currency translation	—	—	—	(7,252)	—	(7,252)
Issuances of common stock	460,580	1	—	—	—	1
Exercises of options	24,854	—	1,237	—	—	1,237
Dividends paid	—	—	—	—	(110,736)	(110,736)
Net income	—	—	—	—	29,678	29,678
Balance at September 30, 2021	47,663,276	$48	$540,575	$(8,558)	$(888,832)	$(356,767)

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

To achieve this core principle, the Company follows the following five steps:

1)	Identification of the contract, or contracts with a customer
2)	Identification of the performance obligations in the contract
3)	Determination of the transaction price
4)	Allocation of the transaction price to the performance obligations in the contract
5)	Recognition of revenue when, or as, we satisfy a performance obligation.

Fees billed in connection with customer installations are deferred (as deferred revenue) and recognized as noted above. If a customer contract is terminated prior to its contractual end, the customer is subject to termination fees. The Company vigorously seeks payment of these amounts. The Company recognizes revenue for these amounts as they are collected.

Service revenue recognized from amounts in deferred revenue (contract liabilities) at the beginning of the period during the three months ended September 30, 2021 was $1.9 million and during the three months ended September 30, 2020 was $1.6 million. Service revenue recognized from amounts in deferred revenue (contract liabilities) at the beginning of the period during the nine months ended September 30, 2021 was $4.1 million and during the nine months ended September 30, 2020 was $3.9 million. Amortization expense for contract costs was $4.6 million for the three months ended September 30, 2021 and $4.2 million for the three months ended September 30, 2020. Amortization expense for contract costs was $13.8 million for the nine months ended September 30, 2021 and $12.6 million for the nine months ended September 30, 2020.

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

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Finance lease cost
Amortization of right-of-use assets	$6,847	$6,382	$19,571	$16,117
Interest expense on finance lease liabilities	4,977	4,804	14,888	13,794
Operating lease cost	4,572	4,269	13,660	12,860
Total lease costs	$16,396	$15,455	$48,119	$42,771

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2021	September 30, 2020
Other lease information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$(12,694)	$(14,150)
Operating cash flows from operating leases	(14,077)	(13,785)
Financing cash flows from finance leases	(16,826)	(19,392)
Right-of-use assets obtained in exchange for new finance lease liabilities	38,411	61,504
Right-of-use assets obtained in exchange for new operating lease liabilities	15,732	24,866
Weighted-average remaining lease term — finance leases (in years)	12.6	12.3
Weighted-average remaining lease term — operating leases (in years)	19.2	20.4
Weighted average discount rate — finance leases	9.3%	10.5%
Weighted average discount rate — operating leases	5.5%	5.4%

Finance leases—fiber lease agreements

The Company has entered into lease agreements with numerous providers of dark fiber under indefeasible-right-of-use agreements (“IRUs”). These IRUs typically have initial terms of 15- 20 years and include renewal options after the initial lease term. The Company establishes the number of renewal option periods used in determining the lease term based upon its assessment at the inception of the lease of the number of option periods for which failure to renew the lease imposes a penalty in such amount that renewal appears to be reasonably certain. The option to renew may be automatic, at the option of the Company or mutually agreed to between the dark fiber provider and the Company. Once the Company has accepted the related fiber route, leases that meet the criteria for treatment as finance leases are recorded as a finance lease obligation and an IRU asset. The interest rate used in determining the present value of the aggregate future minimum lease payments is the Company’s incremental borrowing rate for the reasonably certain lease term. Finance lease assets are included in property and equipment in the Company’s consolidated balance sheets. As of September 30, 2021, the Company had committed to additional dark fiber IRU lease agreements totaling $35.1 million in future payments to be paid over periods of up to 20 years. These obligations begin when the related fiber is accepted, which is generally expected to occur in the next 12 months.

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

The future minimum payments under these operating lease and finance lease agreements are as follows (in thousands):

	Operating	Finance
For the twelve months ending September 30,	Leases	Leases
2022	$17,802	$35,675
2023	18,295	34,812
2024	17,243	34,997
2025	15,228	31,738
2026	13,116	26,829
Thereafter	115,788	248,490
Total minimum lease obligations	197,472	412,541
Less—amounts representing interest	(71,095)	(173,002)
Present value of minimum lease obligations	126,377	239,539
Current maturities	(11,312)	(16,685)
Lease obligations, net of current maturities	$115,065	$222,854

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

		Current-period
		Provision for	Write offs
	Beginning	Expected Credit	Charged Against	Ending
Description	Balance	Losses	Allowance	Balance
Allowance for credit losses (deducted from accounts receivable)
Three months ending September 30, 2021	$1,673	$1,340	$(1,600)	$1,413
Three months ending September 30, 2020	$2,115	$1,174	$(1,085)	$2,204
Nine months ending September 30, 2021	$1,921	$4,539	$(5,047)	$1,413
Nine months ending September 30, 2020	$1,771	$3,942	$(3,509)	$2,204

Net bad debt expense for the three and nine months ended September 30, 2021 was $1.0 million and $2.6 million, respectively, which is net of bad debt recoveries of $0.3 million and $1.9 million, respectively. Net bad debt expense for the three and nine months ended September 30, 2020 was $0.8 million and $3.2 million, respectively, which is net of bad debt recoveries of $0.4 million and $0.8 million, respectively.

2.  Property and equipment:

Depreciation and amortization expense related to property and equipment and finance leases was $22.6 million and $21.6 million for the three months ended September 30, 2021 and 2020, respectively, and $66.7 million and $61.0 million for the nine months ended September 30, 2021 and 2020, respectively. The Company capitalized salaries and related benefits of employees working directly on the construction and build-out of its network of $3.1 million and $3.0 million for the three months ended September 30, 2021 and 2020, respectively, and $10.4 million and $8.9 million for the nine months ended September 30, 2021 and 2020, respectively.

3.  Long-term debt:

As of September 30, 2021, the Company had outstanding $500.0 million aggregate principal amount of Senior Secured Notes due 2026 (the “2026 Notes”) and €350.0 million ($405.6 million USD) aggregate principal amount of Senior Unsecured Euro Notes due 2024 (the “2024 Notes”). The 2026 Notes are due on May 1, 2026 and bear interest at a rate of 3.50% per year. Interest on the 2026 Notes is paid semi-annually on May 1 and November 1 of each year. The 2024 Notes are due on June 30, 2024 and bear interest at a rate of 4.375% per year. Interest on the 2024 Notes is paid semi-annually on June 30 and December 30 of each year.

Interest rate swap agreement

As of September 30, 2021, Group held an interest rate swap agreement (the “Swap Agreement”) that has the economic effect of modifying the fixed interest rate obligation associated with its 2026 Notes to a variable interest rate obligation based on the Secured Overnight Financing Rate (“SOFR”) so that the interest payable on the 2026 Notes effectively became variable based on overnight SOFR. The critical terms of the Swap Agreement match the terms of the 2026 Notes, including the notional amount and the optional redemption date on February 1, 2026. The Company did not elect hedge accounting.The Swap Agreement is recorded at its fair value at each reporting period, and Group incurs gains and losses due to changes in market interest rates. By entering into the Swap Agreement, Group has assumed the risk associated with variable interest rates. Changes in interest rates affect the interest expense that the Company recognizes in its consolidated statements of comprehensive income. The values that the Company reports for the Swap

Agreement as of each reporting date are recognized as interest expense with the corresponding amounts included in assets or liabilities in the Company’s consolidated balance sheets. As of September 30, 2021 the fair value of the Swap Agreement was a long-term liability of $3.1 million and the Company recorded an unrealized loss related to the Swap Agreement of $3.1 million in the three and nine months ended September 30, 2021, which is presented in interest expense on the statement of comprehensive income.

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

The net proceeds from the 2026 Notes offering were $496.9 million after deducting the $1.8 million discount and $1.3 million of offering expenses. In May 2021 and prior to the consummation of the offering of the 2026 Notes, Group completed the redemption of $45.0 million aggregate principal amount of its 5.375% Senior Secured Notes due 2022 (the “2022 Notes”), following which $284.1 million aggregate principal amount of 2022 Notes remained outstanding. On the Closing Date, Group issued a notice of full redemption to holders of its remaining 2022 Notes, specifying December 1, 2021 as the redemption date. On the Closing Date, Group used the net proceeds from the offering of the 2026 Notes to satisfy and discharge its obligations under the remaining 2022 Notes by depositing with the trustee the funds necessary to pay the $284.1 million aggregate principal amount and $11.5 million of interest due on the 2022 Notes through December 1, 2021. Under the indenture governing the 2022 Notes (the “2022 Notes Indenture”), Group could redeem the 2022 Notes, in whole or in part, at a price equal to 100% of the principal amount of the 2022 Notes, plus accrued and unpaid interest beginning on December 1, 2021. Prior to December 1, 2021, any redemption of the 2022 Notes would have included a “make-whole” premium as set forth in the 2022 Notes Indenture. The Company expects to use the remaining net proceeds from the 2026 Notes offering for general corporate purposes, to repay debt obligations, to repurchase the Company’s common stock or for special or recurring dividends to the Company’s stockholders.

The 2026 Notes were issued pursuant to, and are governed by, an indenture (the “2026 Notes Indenture”), dated the Closing Date by and among Group, Holdings, the other guarantors named therein, the trustee and the collateral agent. The 2026 Notes are guaranteed on a senior secured basis, jointly and severally, by Group’s material domestic subsidiaries, subject to certain exceptions (the “Subsidiary Guarantors”). In addition, the 2026 Notes are guaranteed on a senior unsecured basis by Holdings (together with the Subsidiary Guarantors, the “Guarantors”). Under certain circumstances, the Guarantors may be released from these guarantees without the consent of the holders of the 2026 Notes.

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

The 2026 Notes bear interest at a rate of 3.50% per annum. Interest began to accrue on the 2026 Notes on May 7, 2021 and will be paid semi-annually in arrears on May 1 and November 1 of each year, commencing on November 1, 2021. Unless earlier redeemed or repurchased, the 2026 Notes will mature on May 1, 2026. Group may redeem some or all of the 2026 Notes at any time prior to February 1, 2026 at a price equal to 100% of the principal amount of the 2026 Notes, plus a “make-whole” premium as set forth in the 2026 Notes Indenture, plus accrued and unpaid interest, if any, to, but not including, the date of redemption. Thereafter,

Group may redeem the 2026 Notes, in whole or in part, at a price equal to 100% of the principal amount of the 2026 Notes, plus accrued and unpaid interest, if any, to, but not including, the date of redemption.

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

On April 6, 2021, Group issued a notice of conditional partial redemption for $45.0 million aggregate principal amount of its 2022 Notes. Group redeemed the $45.0 million aggregate principal amount of its 2022 Notes on May 6, 2021 at par plus the “make-whole amount” as defined in the 2022 Notes Indenture of $1.9 million ($41.41533 per $1,000 aggregate principal amount) plus accrued interest to, but excluding, the redemption date of $0.4 million ($9.70486 per $1,000 aggregate principal amount). Following this $45.0 million redemption there was $284.1 million aggregate principal amount of 2022 Notes remaining. On the Closing Date of the issuance of the 2026 Notes, Group used the net proceeds from the offering of the 2026 Notes to satisfy and discharge its remaining obligations under its 2022 Notes. As a result of these transactions, the Company incurred a loss on debt extinguishment and redemption of $10.8 million from the payment of $11.5 million of interest on the 2022 Notes through December 1, 2021 and the amortization of the remaining unamortized notes costs and debt premium.

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

The 2024 Notes bear interest at a rate of 4.375% per annum. Interest began to accrue on the 2024 Notes issued in June 2020 on June 4, 2020 and interest began to accrue on the 2024 Notes issued in June 2019 on June 25, 2019. Interest is paid semi-annually in arrears on June 30 and December 30 of each year. Unless earlier redeemed, the 2024 Notes will mature on June 30, 2024. The June 2020 issuance of €215.0 million aggregate principal amount 2024 Notes were issued at a price of 99.5% for €213.9 million ($240.0 million USD) on June 3, 2020 at a Euro to USD exchange rate of $1.112. The discount is amortized to interest expense to the maturity date under the effective interest rate method. The Company received proceeds in USD on the 2024 Notes issued in June 2020 on June 9, 2020 at a Euro to USD rate of $1.133 resulting in a realized gain on foreign exchange of $2.5 million. The June 2019 issuance of 2024 Notes were issued at par for €135.0 million on June 25, 2019. The issuances of the 2024 Notes were in Euros and are reported in the Company’s reporting currency – US Dollars. As of September 30, 2021, the 2024 Notes were valued at $405.6 million. The unrealized gain (loss) on foreign exchange on the Company’s 2024 Notes from converting the 2024 Notes into USD was $10.2 million for the three months ended September 30, 2021 and $(17.3) million for the three months ended September 30, 2020 and was $23.8 million for the nine months ended September 30, 2021 and $(17.8) million for the nine months ended September 30, 2020.

Debt extinguishment and redemption of 2021 Notes

In June 2020, Group redeemed its 5.625% senior unsecured notes due in 2021 (the "2021 Notes") with the proceeds from its June 2020 issuance of €215.0 million aggregate principal amount of 2024 Notes. Group redeemed the entire outstanding amount of the 2021 Notes at a redemption price of 100% of the $189.2 million aggregate principal amount plus $1.6 million of accrued and unpaid interest. As a result of this transaction, the Company incurred a loss on debt extinguishment and redemption of $0.6 million from the amortization of the remaining unamortized notes costs and certain transaction expenses.

Limitations under the indentures

The indenture governing the 2024 Notes (the “2024 Notes Indenture”) and the 2026 Notes Indenture, among other things, limit the Company’s ability to incur indebtedness; to pay dividends or make other distributions; to make certain investments and other restricted payments; to create liens; to consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; to incur restrictions on the ability of a subsidiary to pay dividends or make other payments; and to enter into certain transactions with its affiliates. There are certain exceptions to the limitations on the Company’s ability to incur indebtedness under the 2024 Notes Indenture and the 2026 Notes Indenture, including IRU agreements incurred in the normal course of business and any additional indebtedness if (i) under the 2024 Notes Indenture, the Company’s consolidated leverage ratio, as defined in 2024 Notes Indenture, is less than 6.0 to 1.0 and (ii) under the 2026 Notes Indenture, either the Company’s consolidated leverage ratio, as defined in 2026 Notes Indenture, is less than 6.0 to 1.0 or the Company’s fixed charge coverage ratio, as defined in the 2026 Notes Indenture, is greater than 2.0 to 1.0. The Company can also incur unlimited liens (which can be used, together with capacity under the debt covenant, to incur additional secured indebtedness) if the Company’s consolidated secured leverage ratio, as defined in each of the 2024 Notes Indenture and the 2026 Notes Indenture, is less than 4.0 to 1.0. The 2024 Notes Indenture permits restricted payments, such as dividends and stock purchases, using accumulated consolidated cash flow, as defined in the 2024 Notes indenture, when the Company’s consolidated leverage ratio, as defined by the 2024 Notes Indenture, is less than 4.25 to 1.00. Under the 2026 Notes Indenture, such accumulated consolidated cash flow, as defined therein, can be used to make such restricted payments if the Company is able to incur $1 of debt, as defined (i.e., either its consolidated leverage ratio is less than 6.0 to 1.0 or its fixed charge coverage ratio is greater than 2.0 to 1.0). The Company’s consolidated leverage ratio was above 4.25 as of September 30, 2021, and the Company’s fixed charge coverage ratio was above 2.0 as of September 30, 2021. As of September 30, 2021, a total of $226.3 million was unrestricted and permitted for restricted payments including dividends and stock purchases.

4.  Commitments and contingencies:

Current and potential litigation

In accordance with the accounting guidance for contingencies, the Company accrues its estimate of a contingent liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Where it is probable that a liability has been incurred and there is a range of expected loss for which no amount in the range is more likely than any other amount, the Company accrues at the low end of the range. The Company reviews its accruals at least quarterly and adjusts them to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular matter. The Company has taken certain positions related to its obligations for leased circuits for which it is reasonably possible could result in a loss of up to $3.5 million in excess of the amount accrued at September 30, 2021.

The Company is engaged in an arbitration proceeding in Spain in which a former provider of optical fiber to the Company is seeking approximately $9 million for the Company’s early termination of the optical fiber leases, which amount the Company accrued in 2015. The Company has counterclaimed for damages and is contesting its obligation to pay the termination liability. The arbitration is being conducted by the Civil and Commercial Arbitration Court (CIMA) in Madrid, Spain. On October 25, 2021, CIMA issued its decision, awarding the former provider approximately $0.7 million and rejecting the Company’s counterclaims. Both parties have until (i) November 4, 2021 to request clarifications from CIMA regarding clerical or mathematical errors, unaddressed claims or other minor issues and (ii) two months from the later of the date of the award or a subsequent clarifying order from CIMA to file a court action before the High Court of Justice of Madrid to annul the award. The Company’s policy is to not record the impact of legal proceedings until all appeals have been exhausted or legal counsel has advised that any further appeal will likely not change the outcome of the matter.

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

5.  Income taxes:

The components of income (loss) before income taxes consist of the following (in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Domestic	$24,849	$(4,084)	$54,179	$27,818
Foreign	(2,825)	(2,471)	(8,024)	(10,242)
Total	$22,024	$(6,555)	$46,155	$17,576

6.  Common stock buyback program:

The Company’s Board of Directors has approved purchases of the Company’s common stock under a buyback program (the “Buyback Program”) through December 31, 2022. At September 30, 2021, there was approximately $30.4 million remaining for purchases under the Buyback Program. In the three and nine months ended September 30, 2020 the Company purchased 4,567 shares of its common stock for $0.3 million. There were no purchases of common stock during the three and nine months ended September 30, 2021.

7.  Dividends on common stock:

On November 2, 2021, the Company’s Board of Directors approved the payment of a quarterly dividend of $0.83 per common share. This estimated $38.4 million dividend payment is expected to be made on December 3, 2021.

The payment of any future dividends and any other returns of capital, including stock buybacks will be at the discretion of the Company’s Board of Directors and may be reduced, eliminated or increased and will be dependent upon the Company’s financial position, results of operations, available cash, cash flow, capital requirements, limitations under the Company’s debt indentures and other factors deemed relevant by the Company’s Board of Directors. The Company is a Delaware corporation and under the General Corporate Law of the State of Delaware distributions may be restricted including a restriction that distributions, including stock purchases and dividends, do not result in an impairment of a corporation’s capital, as defined under Delaware law. The 2024 Notes Indenture and the 2026 Notes Indenture limit the Company’s ability to return cash to its stockholders.

8.  Related party transactions:

Office leases

The Company’s headquarters is located in an office building owned by Sodium LLC whose owner is the Company’s Chief Executive Officer. The fixed annual rent for the headquarters building is $1.0 million per year plus an allocation of taxes and utilities. The lease began in May 2015, and the lease term was for five years. In February 2020, the lease term was extended to May 2025. The lease is cancellable by the Company upon 60 days' notice. The Company’s audit committee reviews and approves all transactions with related parties. The Company paid $0.5 million and $0.5 million in the three months ended September 30, 2021 and 2020, respectively, and $1.3 million and $1.3 million in the nine months ended September 30, 2021 and 2020, respectively, for rent and related costs (including taxes and utilities) to Sodium LLC for this lease.

9.  Segment information:

The Company operates as one operating segment. The Company’s service revenue by geographic region and product class and long lived assets by geographic region are as follows (in thousands):

Three Months Ended September 30, 2021
Revenues	On-net	Off-net	Non-core	Total
North America	$85,569	$31,945	$147	$117,661
Europe	21,658	4,379	25	26,062
South America	1,042	54	—	1,096
Asia Pacific	2,657	277	—	2,934
Africa	173	1	—	174
Total	$111,099	$36,656	$172	$147,927

Three Months Ended September 30, 2020
Revenues	On-net	Off-net	Non-core	Total
North America	$82,730	$32,416	$107	$115,253
Europe	19,966	4,422	12	24,400
South America	599	14	—	613
Asia Pacific	1,786	240	—	2,026
Africa	10	—	—	10
Total	$105,091	$37,092	$119	$142,302

Nine Months Ended September 30, 2021
Revenues	On-net	Off-net	Non-core	Total
North America	$255,157	$95,680	$361	$351,198
Europe	66,450	13,465	57	79,972
South America	2,859	119	—	2,978
Asia Pacific	7,279	812	—	8,091
Africa	342	3	—	345
Total	$332,087	$110,079	$418	$442,584

Nine Months Ended September 30, 2020
Revenues	On-net	Off-net	Non-core	Total
North America	$247,679	$97,951	$369	$345,999
Europe	58,433	12,781	32	71,246
South America	1,344	34	—	1,378
Asia Pacific	4,880	692	—	5,572
Africa	10	—	—	10
Total	$312,346	$111,458	$401	$424,205

	September 30,	December 31,
	2021	2020
Long lived assets, net
North America	$326,350	$306,652
Europe and other	128,372	123,699
Total	$454,722	$430,351

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

General Overview

We are a facilities-based provider of low-cost, high-speed Internet access, private network services, and data center colocation space. Our network is specifically designed and optimized to transmit packet switched data. We deliver our services primarily to small and medium-sized businesses, communications service providers and other bandwidth-intensive organizations in 50 countries across North America, Europe, Asia, South America, Australia and Africa. We are a Delaware corporation, and we are headquartered in Washington, DC.

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

Our on-net revenues represented 75.1% of our revenues for the three months ended September 30, 2021, 73.9% of our revenues for the three months ended September 30, 2020, 75.0% of our revenues for the nine months ended September 30, 2021 and 73.6% of our revenues for the nine months ended September 30, 2020. We provide our on-net Internet access and private network services to our corporate and net-centric customers. Our corporate customers are located in multi-tenant office buildings and typically include law firms, financial services firms, advertising and marketing firms, as well as health care providers, educational institutions and other professional services businesses. Our net-centric customers include bandwidth-intensive users that leverage our network to either deliver content to end users or to provide access to residential or commercial internet users. Content delivery customers include over the top (“OTT”) media service providers, content delivery networks, web hosting companies, and commercial content and application software providers. Our net-centric customers include 7,590 access networks comprised of other Internet service providers (“ISPs”), telephone companies, mobile phone operators and cable television companies that collectively provide internet access to a substantial number of broadband subscribers and mobile phone subscribers across the world. These net-centric customers generally receive our services in carrier neutral colocation facilities and in our data centers. We operate data centers throughout North America and Europe that allow our customers to collocate their equipment and access our network.

In addition to providing our on-net services, we provide Internet access and private network services to customers that are not located in buildings directly connected to our network. We provide these off-net services primarily to corporate customers using other carriers’ circuits to provide the “last mile” portion of the link from the customers’ premises to our network. Our off-net revenues represented 24.8% of our revenues for the three months ended September 30, 2021, 26.1% of our revenues for the three months ended September 30, 2020, 24.9% of our revenues for the nine months ended September 30, 2021 and 26.3% of our revenues for the nine months ended September 30, 2020.

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

Low Cost of Operation: We believe that the wireline telecom industry is undergoing, and will continue to face, significant price deflation for its applications and services. This price deflation is a result of a variety of factors including increased competition, enhanced substitutability of certain products and services and the continued impact of Moore’s Law, which has driven down the cost of technology, particularly for fiber optic Wavelength Division Multiplexing (“WDM”) equipment and optically interfaced routers. Faced with the backdrop of continued price deflation in our industry, we have made a series of discreet choices around our network design, operating strategy and product offering that are consistent with our objective of becoming the low cost operator in our industry. Since our initiation of operations, this strategy has resulted in a rapid decline in our cost to transmit bits, which has increased our margins and decreased our capital intensity as measured by our capital expenditures per total revenues. Over the last five fiscal years, our cost of goods sold per bit delivered for our customers has declined at a compounded annual rate of 22.5%. Important components of our low cost operating strategy includes:

●	One Network Protocol. Upon our founding, we selected to operate our network solely using Ethernet protocol. We made this selection in order to take advantage of the significantly greater installed base and lower cost of Ethernet network equipment versus other protocols, the substantially lower costs associated with operating and maintaining one network protocol and the continued benefits of the rapid price performance ratio improvements of Ethernet-related equipment. Our single network design allows us to avoid many of the costs that our competitors who operate circuit-switched, TDM and hybrid fiber coaxial networks incur related to provisioning, monitoring and maintaining multiple transport protocols. Selecting one operating protocol has also had positive effects in terms of our operating overhead and the simplicity of our organization. We believe the vast majority of our competition currently operates their networks with multiple protocols and we believe that attempts to upgrade their networks to one protocol would be operationally challenging and costly.

●	Wide Spread Access to Fiber on a Cost Effective, Long-Term Basis. We have acquired a large portfolio of dark fiber leases from around the world sourced from the excess inventory of existing networks. This choice to lease rather than build reduces our capital intensity and the operating costs of our intercity and metro networks. The nature of this portfolio and the individual leases provides us long-term access to dark fiber at attractive rates and the opportunity in many cases to extend these leases for multiple terms. On average, a modest number of our dark fiber leases come up for renewal each year. We have relationships with 286 dark fiber vendors across the globe enabling us to lease dark fiber on a long-term, cost-effective basis to virtually any geographic route or facility we require.

●	Narrow and Focused Product Set. Since our founding, we have strategically focused on delivering a very narrow product set to our customers. The vast majority of our revenue is driven or related to our high-capacity, bi-directional, symmetric internet access services which can be accessed on-net in large multi-tenant office buildings and carrier neutral data centers or off-net through other carriers’ “last mile” connections to customer facilities. There are significant cost advantages as a result of this narrow product set. We believe the relative size of our salesforce training, support and overhead is lower than comparable telecom providers which tend to offer a broader, one-stop shopping product set to their client base.

●	Scalable Network Equipment and Hub Configurations. Due to our single network protocol and narrow product set, our transmission and network operations rely mainly on two sets of equipment for operation. In order to further scale our operating leverage, we have systematically reused older equipment in less dense portions of our network. Due to

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

Greater Control and Superior Delivery. Our on-net service does not rely on circuits that must be provisioned by a third-party carrier. In on-net multi-tenant office buildings (“MTOBs”) we provide our customers the entire network, including the “last mile” and the in-building wiring connecting to our customer’s suite. In carrier neutral data centers (“CNDCs”) we are collocated with our customers. As a result, only a cross-connection within the data center is required to provide our services to our customers. The structure of our on-net service provides us more control over our service, quality and pricing. It also allows us to provision services more quickly and efficiently than provisioning services on a third-party carrier network. The vast majority of our on-net services can be installed in less than two weeks versus a materially longer time for incumbent competitors.

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

Large Addressable Market. We have systematically evaluated and chosen our network extensions to buildings, data centers and markets based upon a rigorous set of criteria to evaluate the economic opportunity of network locations. Additional factors relevant to our pursuit of new buildings include the willingness of building owners to grant us access rights, the availability of optical fiber networks to serve those buildings, the costs to connect buildings to our network and equipment availability. Our network is connected to 3,008 total buildings located in 215 metropolitan markets. These buildings include 1,816 large MTOBs (totaling 984.8 million square feet of office space) in major North American cities where we offer our services to a diverse set of high-quality corporate customers within close physical proximity of each other. These buildings also include 1,332 CNDCs located in 1,138 buildings in North America, Europe, Asia, South America, Australia and Africa where our net-centric customers directly interconnect with our network. We also operate 54 of our own data centers across the United States and in Europe which comprise over 600,000 square feet of floor space and are directly connected to our network. We believe that these network points of presence strategically position our network to attract high levels of Internet traffic and maximize our revenue opportunities and profitability.

Balanced, High-Traffic Network. Since its inception, our network has grown significantly in terms of its geographic reach, customer connections, and traffic. We currently serve 7,590 access networks as well as numerous large and small content providers and 45,559 corporate customer connections. As a result of these growing bases of customers who distribute (content providers) and receive (access networks) content on our network, the majority of all the traffic on our network remains “on-net’ by both originating and terminating on our network. This control of traffic increases our service reliability and speed of traffic delivery and also enhances our margins. The breadth of our network, extensive size of our customer base, and the volume of our network traffic enables us to be one of a handful of Tier One networks that are interconnected on a settlement free basis. This Tier One interconnection status broadens our geographic delivery capability and materially reduces our network costs.

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

Grow our Corporate Customer Base. Our on-net corporate customers are typically small- to medium-sized businesses connected to our network through multi-tenant office buildings or connected to our network through one of our carrier neutral data centers. We generally sell two types of services to our corporate customers: dedicated internet access and private network services. We typically sell dedicated internet access at the same price per connection as our competitors, but our clients benefit from our significantly faster speeds and rapid installation times. These customers are increasingly integrating off-site data centers and cloud services into their IT infrastructure in order to take advantage of the safety, security and redundancy that is offered by locating company processing power, storage and software at a data center. An important part of this new infrastructure is a high-speed, dedicated internet connection from the corporate premises to the data center and the Internet and from one corporate premises to another corporate premises. We believe that the importance of data centers will increasingly lead tenants to reconfigure their communications infrastructure to include dedicated internet access across their locations.

Increase our Share of the Net-Centric Market. We are currently one of the leading providers of high-speed internet access to a variety of content providers and access networks across the world. We intend to further load our high-capacity network as a result of the growing demand for high-speed internet access generated by these types of bandwidth-intensive applications such as over-the-top (“OTT”) media services, online gaming, video, Internet of Things (“IoT”), voice over IP (“VOIP”), remote data storage, and other services. We expect that we will continue to grow our shares of these segments by offering our customers a series of attractive features including:

●	Geographic breadth – We have the broadest carrier neutral data center footprint in the industry and currently offer network services in 50 countries;
●	High capacity and reliability – We offer 100 Mbps to 100 Gbps ports in all of the carrier neutral data centers on our network, which differentiates the capacity choices we provide our net-centric clients;
●	Balanced customer base – Our leading share of content providers and access networks increases the amount of traffic that originates and terminates on our network thereby reducing latency and enhancing reliability;
●	Large and dedicated salesforce – Our team of 218 net-centric sales professionals is one of the largest salesforces in this industry segment and enables us to better serve this customer segment while also identifying new sales opportunities and gaining new business and customers; and
●	Competitive pricing – We aggressively discount our services to customers in order to attract new customers and drive volume.

Develop a Worldwide Peering Platform. In late 2020 we introduced a new product, Global Peer Connect (“GPC”), targeted at the growing demand for certain net-centric customers to dynamically peer traffic anywhere on our global platform. Our GPC product provides access to our Global Peer Exchange (“GPE”) which is a worldwide connectivity platform for the exchange of peering traffic destined for the Internet. Similar product offerings in the marketplace offer a materially smaller geographic footprint configuration and require a higher fixed cost for customers. We believe our product offering provides the following unique advantages over other private peer exchanges or public Internet exchange points:

●	Ubiquity through Leading CNDC Connectivity: We are collocated in 1,332 CNDCs in 50 countries, and we operate 54 of our own data centers. We believe this portfolio provides us a significant advantage over regional peer exchanges that typically have substantially fewer CNDC collocations and countries served. In order to take advantage of this footprint, we enable GPC customers to peer with any other member of our GPE regardless of location thereby significantly broadening the reach for potential customers.
●	Attractive Economics and Terms: Our GPC product offers economics and terms which should make it attractive for potential users to switch to us. Customers only pay for direct usage and there are no fixed port charges or distance based fees. Our contracts have no minimum terms. These terms reduce the hurdle for new customers to join the GPE and should drive participation.
●	Greater Customer Control and Selectivity: As our GPC offering provides direct connectivity to anywhere in our network, customers will be able to have greater control and reliability over their traffic as this eliminates intermediate networks and enables customers to selectively bypass certain regions due to regulatory or censorship concerns.

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

Improve our Sales Efforts and Productivity. A critical factor in our success has been our investment and focus on our sales and marketing efforts. We seek to maintain a consistent level of sales productivity as measured by the number of connections sold per salesperson per month, taking into account adjustments to the changing mix of products sold and installed. In order to gain market share in our targeted businesses, we expect to continue our sales efforts including introducing strategies and tools to optimize and improve our sales productivity.

Expand our Off-Net Corporate Business. We have agreements with national carriers providing us last mile network access to over 4.0 million commercial buildings across North America that are lit by fiber optic cable and that are not currently served by our network. We have developed an automated process to enable our salesforce to identify opportunities in the off-net market and to quickly offer pricing proposals to potential customers. We believe these agreements broaden our addressable market for corporate dedicated internet access and enable us to better leverage the skills and capacity of our direct salesforce. We also believe that we have one of the largest direct salesforces that sells high-capacity internet access to small and medium-size businesses. We continue to negotiate reduced pricing under our numerous carrier agreements enabling us to reduce our cost of off-net services and to be more competitive in this market.

Results of Operations

Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020

The following summary table presents a comparison of our results of operations with respect to certain key financial measures. The comparisons illustrated in the table are discussed in greater detail below.

	Three Months Ended
	September 30,		Percent
	2021	2020	Change

	(in thousands)
Service revenue	$147,927	$142,302	4.0%
On-net revenue	111,099	105,091	5.7%
Off-net revenue	36,656	37,092	(1.2)%
Network operations expenses (1)	56,645	54,519	3.9%
Selling, general, and administrative expenses (2)	40,117	39,722	1.0%
Depreciation and amortization expenses	22,609	21,619	4.6%
Unrealized foreign exchange gain (loss) on 2024 Euro Notes	10,169	(17,315)	NM
Interest expense	17,349	15,760	10.1%
Income tax (provision) benefit	(8,704)	1,600	NM
(1)	Includes equity-based compensation expenses of $163 and $346 in the three months ended September 30, 2021 and 2020, respectively.
(2)	Includes equity-based compensation expenses of $6,425 and $6,176 in the three months ended September 30, 2021 and 2020, respectively.

NM – not meaningful

	Three Months Ended
	September 30,		Percent
	2021	2020	Change
Other Operating Data
Average Revenue Per Unit (ARPU)
ARPU—on-net	$465	$460	1.0%
ARPU—off-net	$982	$1,044	(5.9)%
Average Price per Megabit — installed base	$0.34	$0.45	(23.3)%
Customer Connections—end of period
On-net	80,162	76,338	5.0%
Off-net	12,495	11,849	5.5%

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

Our service revenue increased by 4.0% from the three months ended September 30, 2020 to the three months ended September 30, 2021. Exchange rates positively impacted our increase in service revenue by $0.6 million. All foreign currency comparisons herein reflect results for the three months ended September 30, 2021 translated at the average foreign currency exchange rates for the three months ended September 30, 2020. We increased our total service revenue by expanding our network, by adding additional buildings to our network, by increasing our penetration into the buildings connected to our network and by gaining market share by offering our services at lower prices than our competitors.

Revenue recognition standards include guidance relating to any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, gross receipts taxes, Universal Service Fund fees and certain state regulatory fees. We record these taxes billed to our customers on a gross basis (as service revenue and network operations expense) in our consolidated statements of operations. The impact of these taxes including the Universal Service Fund resulted in an increase to our revenues from the three months ended September 30, 2020 to the three months ended September 30, 2021 of $0.9 million.

Our corporate customers generally purchase their services on a price per connection basis. Our net-centric customers generally purchase their services on a price per megabit basis. Revenues from our corporate and net-centric customers represented 60.2% and 39.8% of total service revenue, respectively, for the three months ended September 30, 2021 and represented 67.3% and 32.7% of total service revenue, respectively, for the three months ended September 30, 2020. Revenues from corporate customers decreased by 6.9% to $89.1 million for the three months ended September 30, 2021 from the three months ended September 30, 2020. Revenues from our net-centric customers increased by 26.3% to $58.8 million for the three months ended September 30, 2021 from the three months ended September 30, 2020.

Our corporate customers take advantage of our superior speeds, service levels and installation times versus our competitors. The growing trend of customers installing second lines for redundancy in order to construct Virtual Private Networks (“VPN’s”) has also led to our ability to increase our corporate revenues. However, beginning in March 2020, we saw corporate customers take a more cautious approach to new configurations and upgrades as well as a reduction in demand for connecting smaller satellite offices as a result of the challenges and uncertainties of the COVID-19 pandemic. We also witnessed a deteriorating real estate market in and around the buildings we service, with rising vacancy levels and falling lease initiations or renewals resulting in fewer sales opportunities for our salesforce. As a result, we have experienced a slowdown in new sales to our corporate customers which negatively impacted our corporate revenue results. While we believe that demand for office space in the buildings in which we operate will remain among the strongest in our markets, we may experience increased corporate customer turnover, fewer upgrades of existing corporate customer configurations and fewer new tenant opportunities which would negatively impact our corporate revenue growth.

Our revenue from our net-centric customers increased primarily due to an increase in our number of net-centric customers, growth in network traffic and an increased number of locations from these customers partly offset by a decline in our average price per megabit. A significant portion of our net-centric customers purchase our services on a price per megabit basis. The net-centric market exhibits significant pricing pressure due to the continued introduction of new technology which lowers the marginal cost of transmission and routing and the commodity nature of the service where price is typically the only differentiating factor for these customers. Our average price per megabit declined by 23.3% from the three months ended September 30, 2020 to the three months ended September 30, 2021. We expect that our average price per megabit will continue to decline at similar rates. The impact of foreign exchange rates has a more significant impact on our net-centric revenues.

Our on-net revenues increased by 5.7% from the three months ended September 30, 2020 to the three months ended September 30, 2021. Our on-net revenues increased as we increased the number of our on-net customer connections by 5.0% at September 30, 2021 from September 30, 2020. On-net revenues increased at a greater rate than on-net customer connections primarily due to an increase in our on-net ARPU from the three months ended September 30, 2020 to the three months ended September 30, 2021 and the positive impact of foreign exchange. ARPU is determined by dividing revenue for the period by the average customer connections for that period.

Our off-net revenues decreased by 1.2% from the three months ended September 30, 2020 to the three months ended September 30, 2021. Our off-net revenues decreased as the 5.9% decrease in our off-net ARPU more than offset the 5.5% increase in the number of our off-net customer connections from September 30, 2020 to September 30, 2021.

Network Operations Expenses. Network operations expenses include the costs of personnel associated with service delivery, network management and customer support, network facilities costs, fiber and equipment maintenance fees, leased circuit costs, access and facilities fees paid to building owners and excise taxes billed to our customers and recorded on a gross basis. Our network operations expenses, including non-cash equity-based compensation expense, increased by 3.9% for the three months ended September 30, 2021 from the three months ended September 30, 2020. The increase in network operations expense is primarily attributable to an increase in costs related to our network and facilities expansion activities and an increase in taxes billed to our customers recorded on a gross basis.

Selling, General, and Administrative (“SG&A”) Expenses. Our SG&A expenses, including non-cash equity-based compensation expense, increased by 1.0% for the three months ended September 30, 2021 from the three months ended September 30, 2020. Non-cash equity-based compensation expense is included in SG&A expenses consistent with the classification of the employee’s salary and other compensation and was $6.4 million for the three months ended September 30, 2021 and $6.2 million for the three months ended September 30, 2020. SG&A expenses increased primarily from an increase in salaries and related costs required to support our expansion related activities. Our sales force headcount decreased from 740 at September 30, 2020 to 662 at September 30, 2021, and our total headcount decreased from 1,110 at September 30, 2020 to 1,031 at September 30, 2021. We experienced an increase in both voluntary and involuntary employee departures, particularly within our sales department, in the three months ended September 30, 2021. We believe this rise in departures is attributable both to an increased focus on monitoring sales productivity and to the unwillingness of some employees to be vaccinated and/or to return to a full time, in office environment.

Depreciation and Amortization Expenses. Our depreciation and amortization expense increased by 4.6% for the three months ended September 30, 2021 from the three months ended September 30, 2020. The increase is primarily due to the depreciation expense associated with the increase in deployed fixed assets.

Interest Expense and Losses on Debt Extinguishment and Redemption. Our interest expense resulted from interest incurred on our senior secured notes due 2022 (“2022 Notes”) until these notes were fully redeemed in May 2021, interest incurred on our €350.0 million senior unsecured notes due 2024 (“2024 Notes”), interest incurred on our $500.0 million senior secured notes due in 2026 (“2026 Notes”), interest incurred on our installment payment agreement and interest incurred on our finance lease obligations. We issued €215.0 million of our 2024 Notes in June 2020 and €135.0 million of our 2024 Notes were issued in June 2019.In March 2021, we redeemed and extinguished $115.9 million of our 2022 Notes at 103.24% of par value. In May 2021, we redeemed and extinguished the remaining $329.1 million of our 2022 Notes at par value and deposited funds with the trustee to pay $11.5 million of interest through December 1, 2021. In May 2021, we issued $500.0 million of our 3.50% 2026 Notes.

In August 2021 we entered into an interest rate swap agreement (the “Swap Agreement”) that has the economic effect of modifying the fixed interest rate obligation associated with our 2026 Notes to a variable interest rate obligation based on the Secured Overnight Financing Rate (“SOFR”) so that the interest payable on the 2026 Notes effectively became variable based on overnight SOFR. The Swap Agreement is recorded at its fair value at each reporting period, and we incurs gains and losses due to changes in market interest rates. The values that we report for the Swap Agreement as of each reporting date are recognized as interest expense with the corresponding amounts included in assets or liabilities in the our consolidated balance sheets. As of September 30, 2021 the fair value of the Swap Agreement was a long-term liability $3.1 million and we recorded an unrealized loss as interest expense related to the Swap Agreement of $3.1 million in the three months ended September 30, 2021. Our interest expense increased by 10.1% for the three months ended September 30, 2020 to the three months ended September 30, 2021 primarily due to the lower interest rate on our 2026 Notes as compared to our 2022 Notes that we extinguished being offset by the additional $3.1 million of unrealized loss recorded as interest expense related to our Swap Agreement.

Unrealized gain (loss) on foreign exchange – 2024 Notes. Our 2024 Notes were issued in Euros and are reported in our reporting currency – US Dollars. As of September 30, 2021, our 2024 Notes were valued at $405.6 million. Our unrealized gain (loss) on foreign exchange on our 2024 Notes from converting our 2024 Notes into USD was $10.2 million for the three months ended September 30, 2021 and $(17.3) million for the three months ended September 30, 2020. We do not enter into hedges for our foreign currency obligations.

Income Tax (Provision) Benefit. Our income tax provision was $8.7 million for the three months ended September 30, 2021, and our income tax benefit was $1.6 million for the three months ended September 30, 2020. The increase in our income tax provision is primarily related to the increase in our income before income taxes.

Buildings On-net. As of September 30, 2021 and 2020, we had a total of 3,008 and 2,884 on-net buildings connected to our network, respectively. The increase in our on-net buildings was a result of our disciplined network expansion program. We anticipate adding a similar number of buildings to our network for the next several years.

Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020

The following summary table presents a comparison of our results of operations with respect to certain key financial measures. The comparisons illustrated in the table are discussed in greater detail below.

	Nine Months Ended
	September 30,		Percent
	2021	2020	Change

	(in thousands)
Service revenue	$442,584	$424,205	4.3%
On-net revenue	332,087	312,346	6.3%
Off-net revenue	110,079	111,458	(1.2)%
Network operations expenses (1)	169,920	164,326	3.4%
Selling, general, and administrative expenses (2)	122,952	119,232	3.1%
Depreciation and amortization expenses	66,675	61,022	9.3%
Realized foreign exchange gain on 2024 Notes	—	2,547	NM
Unrealized foreign exchange gain (loss) on 2024 Euro Notes	23,759	(17,827)	NM
Loss on debt extinguishment and redemption – 2021 Notes	—	638	NM
Loss on debt extinguishment and redemption – 2022 Notes	14,698	—	NM
Interest expense	47,421	46,481	2.0%
Income tax provision	16,477	4,740	247.6%
(1)	Includes equity-based compensation expenses of $2,375 and $903 in the nine months ended September 30, 2021 and 2020, respectively.
(2)	Includes equity-based compensation expenses of $18,394 and $16,776 in the nine months ended September 30, 2021 and 2020, respectively.

NM – not meaningful

	Nine Months Ended
	September 30,		Percent
	2021	2020	Change
Other Operating Data
Average Revenue Per Unit (ARPU)
ARPU—on-net	$469	$460	1.9%
ARPU—off-net	$1,000	$1,054	(5.1)%
Average Price per Megabit — installed base	$0.36	$0.48	(25.5)%
Customer Connections—end of period
On-net	80,162	76,338	5.0%
Off-net	12,495	11,849	5.5%

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

Our service revenue increased by 4.3% from the nine months ended September 30, 2020 to the nine months ended September 30, 2021. Exchange rates positively impacted our increase in service revenue by $6.2 million. All foreign currency comparisons herein reflect results for the nine months ended September 30, 2021 translated at the average foreign currency exchange rates for the nine months ended September 30, 2020. We increased our total service revenue by expanding our network, by adding additional buildings to our network, by increasing our penetration into the buildings connected to our network and by gaining market share by offering our services at lower prices than our competitors.

Revenue recognition standards include guidance relating to any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, gross receipts taxes, Universal Service Fund fees and certain state regulatory fees. We record these taxes billed to our customers on a gross basis (as service revenue and network operations expense) in our consolidated statements of operations. The impact of these taxes including the Universal Service Fund resulted in an increase to our revenues from the nine months ended September 30, 2020 to the nine months ended September 30, 2021 of $3.2 million.

Our corporate customers generally purchase their services on a price per connection basis. Our net-centric customers generally purchase their services on a price per megabit basis. Revenues from our corporate and net-centric customers represented 61.4% and 38.6% of total service revenue, respectively, for the nine months ended September 30, 2021 and represented 68.3% and 31.7% of total service revenue, respectively, for the nine months ended September 30, 2020. Revenues from corporate customers decreased by 6.3% to $271.6 million for the nine months ended September 30, 2021 from the nine months ended September 30, 2020. Revenues from our net-centric customers increased by 27.1% to $171.0 million for the nine months ended September 30, 2021 from the nine months ended September 30, 2020.

Our corporate customers take advantage of our superior speeds, service levels and installation times versus our competitors. The growing trend of customers installing second lines for redundancy in order to construct VPN’s has also led to our ability to increase our corporate revenues. However, beginning in March 2020, we saw corporate customers take a more cautious approach to new configurations and upgrades as well as a reduction in demand for connecting smaller satellite offices as a result of the challenges and uncertainties of the COVID-19 pandemic. We also witnessed a deteriorating real estate market in and around the buildings we service, with rising vacancy levels and falling lease initiations or renewals resulting in fewer sales opportunities for our salesforce. As a result, we have experienced a slowdown in new sales to our corporate customers which negatively impacted our corporate revenue results. While we believe that demand for office space in the buildings in which we operate will remain among the strongest in our markets, we may experience increased corporate customer turnover, fewer upgrades of existing corporate customer configurations and fewer new tenant opportunities which would negatively impact our corporate revenue growth.

Our revenue from our net-centric customers increased primarily due to an increase in our number of net-centric customers and growth in network traffic from these customers partly offset by a decline in our average price per megabit. Our net-centric customers purchase our services on a price per megabit basis. The net-centric market exhibits significant pricing pressure due to the continued introduction of new technology which lowers the marginal cost of transmission and routing, and the commodity nature of the service where price is typically the only differentiating factor for these customers. Our average price per megabit declined by 25.5% from the nine months ended September 30, 2020 to the nine months ended September 30, 2021. We expect that our average price per megabit will continue to decline at similar rates. The impact of foreign exchange rates has a more significant impact on our net-centric revenues.

Our on-net revenues increased by 6.3% from the nine months ended September 30, 2020 to the nine months ended September 30, 2021. Our on-net revenues increased as we increased the number of our on-net customer connections by 5.0% at September 30, 2021 from September 30, 2020. On-net revenues increased at a greater rate than on-net customer connections primarily due to an increase in our on-net ARPU from the nine months ended September 30, 2020 to the nine months ended September 30, 2021 and the positive impact of foreign exchange. ARPU is determined by dividing revenue for the period by the average customer connections for that period.

Our off-net revenues decreased by 1.2% from the nine months ended September 30, 2020 to the nine months ended September 30, 2021. Our off-net revenues decreased primarily from the 5.1% decrease in our off-net ARPU from September 30, 2020 to September 30, 2021 more than offsetting the 5.5% increase in the number of our off-net customer connections from September 30, 2020 to September 30, 2021.

Network Operations Expenses. Network operations expenses include the costs of personnel associated with service delivery, network management and customer support, network facilities costs, fiber and equipment maintenance fees, leased circuit costs, access and facilities fees paid to building owners and excise taxes billed to our customers and recorded on a gross basis. Non-cash equity-based compensation expense is included in network operations expenses consistent with the classification of the employee’s salary and other compensation and was $2.4 million for the nine months ended September 30, 2021 and $0.9 million for the nine months ended September 30, 2020. Our network operations expenses, including non-cash equity-based compensation expense, increased by 3.4% for the nine months ended September 30, 2021 from the nine months ended September 30, 2020. The increase in network operations expense is primarily attributable to an increase in costs related to our network and facilities expansion activities and an increase in equity-based compensation expense from the vesting of restricted employee shares, partly offset by price reductions obtained in certain of our leased circuit costs and the impact of a renewal of an IRU fiber lease agreement in the second quarter of

2020. When we adopted ASU 2016-02, we elected to apply certain practical expedients under ASU 2016-02 including not separating the lease and non-lease components of our finance and operating leases. As a result of accounting for this IRU renewal under ASU 2016-02, the present value of $1.8 million of quarterly maintenance and co-location fees (non-lease components) that were previously accounted for as network operations expenses prior to the second quarter of 2020, were capitalized as a finance lease liability and right-of-use leased asset totaling $34.0 million. Amortization of the right-of-use asset is recorded as depreciation and amortization expense and the payments that are made toward the finance lease liability are recorded as a reduction of the finance lease liability and interest expense.

Selling, General, and Administrative (“SG&A”) Expenses. Our SG&A expenses, including non-cash equity-based compensation expense, increased by 3.1% for the nine months ended September 30, 2021 from the nine months ended September 30, 2020. Non-cash equity-based compensation expense is included in SG&A expenses consistent with the classification of the employee’s salary and other compensation and was $18.4 million for the nine months ended September 30, 2021 and $16.8 million for the nine months ended September 30, 2020. SG&A expenses increased primarily from an increase in salaries and related costs required to support our expansion and increases in our sales efforts, partly offset by a reduction in sales meeting and travel costs related to the COVID-19 pandemic and a reduction in bad debt expense. Our sales force headcount was 740 at September 30, 2020 and 662 at September 30, 2021, and our total headcount decreased from 1,110 at September 30, 2020 to 1,031 at September 30, 2021. We experienced an increase in both voluntary and involuntary employee departures, particularly within our sales department, in the three months ended September 30,2021. We believe this rise in departures is attributable both to an increased focus on monitoring sales productivity and to the unwillingness of some employees to be vaccinated and/or to return to a full time, in office environment.

Depreciation and Amortization Expenses. Our depreciation and amortization expense increased by 9.3% for the nine months ended September 30, 2021 from the nine months ended September 30, 2020. The increase is primarily due to the depreciation expense associated with the increase in deployed fixed assets and the impact of a renewal of an IRU fiber lease agreement in the second quarter of 2020. As a result of accounting for this IRU renewal under ASU 2016-02, the present value of $1.8 million of quarterly maintenance and co-location fees (non-lease components) that were previously accounted for as network operations expenses prior to the second quarter of 2020, were capitalized as a finance lease liability and right-of-use leased asset totaling $34.0 million. Amortization of the right-of-use asset is recorded as depreciation and amortization expense and the payments that are made toward the finance lease liability are recorded as a reduction of the finance lease liability and interest expense.

Interest Expense and Losses on Debt Extinguishment and Repurchases. Our interest expense resulted from interest incurred on our 2022 Notes until these notes were fully redeemed in May 2021, interest incurred on our $189.2 million of 2021 Notes until these notes were redeemed in June 2020, interest incurred on our €350.0 million of 2024 Notes, interest incurred on our $500.0 million of 2026 Notes that we issued in May 2021, interest incurred on our installment payment agreement and interest incurred on our finance lease obligations. We issued €215.0 million of our 2024 Notes in June 2020 and €135.0 million of our 2024 Notes were issued in June 2019. In June 2020, we redeemed and extinguished our 2021 Notes at par value. In March 2021, we redeemed and extinguished $115.9 million of our 2022 Notes at 103.24% of par value resulting in a loss on debt extinguishment and redemption of $3.9 million and reduced the par value from $445.0 million to $329.1 million. In May 2021, we redeemed and extinguished the remaining $329.1 million of our 2022 Notes at par value and deposited funds with the trustee to pay $11.5 million of interest through December 1, 2021 resulting in a loss on debt extinguishment and redemption of $10.8 million.

In August 2021 we entered into an interest rate swap agreement (the “Swap Agreement”) that has the economic effect of modifying the fixed interest rate obligation associated with our 2026 Notes to a variable interest rate obligation based on the Secured Overnight Financing Rate (“SOFR”) so that the interest payable on the 2026 Notes effectively became variable based on overnight SOFR. The Swap Agreement is recorded at its fair value at each reporting period, and we incurs gains and losses due to changes in market interest rates. The values that we report for the Swap Agreement as of each reporting date are recognized as interest expense with the corresponding amounts included in assets or liabilities in our consolidated balance sheets. As of September 30, 2021 the fair value of the Swap Agreement was a long-term liability $3.1 million and we recorded an unrealized loss as interest expense related to the Swap Agreement of $3.1 million in the nine months ended September 30, 2021. Our interest expense increased by 2.0% for the nine months ended September 30, 2020 to the nine months ended September 30, 2021 primarily due to the lower interest rate on our 2026 Notes as compared to our 2022 Notes that we extinguished being offset by the additional $3.1 million of an unrealized loss recorded as interest expense related to our Swap Agreement.

Realized gain and unrealized gain (loss) on foreign exchange – 2024 Notes. In June 2020, our €215.0 million of 2024 Notes were issued at a Euro to USD rate of $1.112. We received proceeds in USD on the 2024 Notes on June 9, 2020 at a Euro to USD rate of $1.133 resulting in a realized gain on foreign exchange of $2.5 million. Our 2024 Notes were issued in Euros and are reported in our reporting currency – US Dollars. As of September 30, 2021, our 2024 Notes were valued at $405.6 million. Our unrealized gain (loss) on foreign exchange on our 2024 Notes from converting our 2024 Notes into USD was $23.8 million for the nine months ended

September 30, 2021 and $(17.8) million for the nine months ended September 30, 2020. We do not enter into hedges for our foreign currency obligations.

Income Tax Provision. Our income tax provision was $16.5 million for the nine months ended September 30, 2021 and $4.7 million for the nine months ended September 30, 2020. The increase in our income tax provision is primarily related to an increase in certain non-deductible expenses and the increase in our income before income taxes.

Buildings On-net. As of September 30, 2021 and 2020, we had a total of 3,008 and 2,884 on-net buildings connected to our network, respectively. The increase in our on-net buildings was a result of our disciplined network expansion program. We anticipate adding a similar number of buildings to our network for the next several years.

Liquidity and Capital Resources

In assessing our liquidity, management reviews and analyzes our current cash balances, accounts receivable, accounts payable, accrued liabilities, capital expenditure commitments, and required finance lease and debt payments and other obligations.

Over the next several years we have significant contractual and anticipated cash outlays including our indicative dividend payments on our common stock, our maturing debt obligations, interest payments on our debt obligations and our projected capital expenditure requirements in order to help execute our business plan. Based upon our historical growth rate of our dividend, we expect that we would have to provide approximately $337 million in order to meet our expected quarterly dividend payments over the next two years. In March 2021, we redeemed and extinguished $115.9 million of our 2022 Notes. In April, 2021, we redeemed $45.0 million of our 2022 Notes, and in May 2021, we redeemed the remaining $284.1 million of our 2022 Notes with the proceeds from our issuance of $500.0 million of our 2026 Notes. Our 2022 Notes accrued interest at 5.375%, and our 2026 Notes accrue interest at 3.50%. Our $500.0 million of 2026 Notes mature in May 2026 and include annual interest payments of $17.5 million until maturity. In August 2021 we entered into our Swap Agreement that has the economic effect of modifying the fixed interest rate obligation associated with our 2026 Notes to a variable interest rate obligation based on the Secured Overnight Financing Rate (“SOFR”) so that the interest payable on our 2026 Notes effectively became variable based on overnight SOFR. By entering into the Swap Agreement, we have assumed the risk associated with variable interest rates. Our €350 million of 2024 Notes mature in June 2024 and include annual interest payments of €15.3 million until maturity. Our 2024 Notes are denominated in Euros and expose us to potentially unfavorable adverse movements in foreign currency rates. Our overseas operations provides us access to Euros, however these amounts may be insufficient to fund our obligations under our 2024 Notes. Additionally, we have not entered into forward exchange contracts related to our foreign currency exposure.

We may need to or elect to refinance all or a portion of our indebtedness at or before maturity, and we cannot provide assurances that we will be able to refinance any such indebtedness on commercially reasonable terms or at all. In addition, we may elect to secure additional capital in the future, at acceptable terms, to improve our liquidity or fund acquisitions or for general corporate purposes. In addition, in an effort to reduce future cash interest payments as well as future amounts due at maturity or to extend debt maturities, we may, from time to time, issue new debt, enter into debt for debt, or cash transactions to purchase our outstanding debt securities in the open market or through privately negotiated transactions. We will evaluate any such transactions in light of the existing market conditions. The amounts involved in any such transaction, individually or in the aggregate, may be material.

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

Cash Flows

The following table sets forth our consolidated cash flows.

	Nine Months Ended September 30,
(in thousands)	2021	2020
Net cash provided by operating activities	$134,273	$102,749
Net cash used in investing activities	(54,620)	(40,092)
Net cash used in financing activities	(94,554)	(70,234)
Effect of exchange rates changes on cash	(1,445)	1,448
Net increase in cash and cash equivalents & restricted cash	$(16,346)	$(6,129)

Net Cash Provided by Operating Activities. Our primary source of operating cash is receipts from our customers who are billed on a monthly basis for our services. Our primary uses of operating cash are payments made to our vendors, employees and interest payments made to our finance lease vendors and our note holders. Our changes in cash provided by operating activities are primarily due to changes in our operating profit and changes in our interest payments. Cash provided by operating activities for the nine months ended September 30, 2021 and 2020 includes interest payments on our note obligations of $32.9 million and $32.5 million, respectively.

Net Cash Used In Investing Activities. Our primary use of cash for investing activities is for purchases of property and equipment. Purchases of property and equipment were $54.6 million and $40.1 million for the nine months ended September 30, 2021 and 2020, respectively. The changes in purchases of property and equipment are primarily due to the timing and scope of our network expansion activities including geographic expansion and adding buildings to our network.

Net Cash Used In Financing Activities. Our primary uses of cash for financing activities are payments to redeem and extinguish our debt, dividend payments, principal payments under our finance lease obligations and our installment payment agreement, and for purchases of our common stock. Our primary sources of cash for financing activities are proceeds from our debt offerings. During the nine months ended September 30, 2021 and 2020, we paid $110.7 million and $95.0 million, respectively, for our quarterly dividend payments. Our quarterly dividend payments have increased due to increases in our quarterly dividend per share amounts. Principal payments under our finance lease obligations were $16.8 million and $19.4 million for the nine months ended September 30, 2021 and 2020, respectively. The changes in our principal payments under our finance lease obligations are primarily due to the timing and scope of our network expansion activities including geographic expansion and adding buildings to our network. Principal payments under our installment payment agreement were $5.8 million and $7.9 million for the nine months ended September 30, 2021 and 2020, respectively. In the nine months ended September 30, 2020 we purchased 4,567 shares of our common stock for $0.3 million. There were no purchases of our common stock during the nine months ended September 30, 2021.

We completed a series of debt redemptions and issuances in the nine months ended September 30, 2021 and the nine months ended September 30, 2020. In June 2020, we redeemed our $189.2 million of our 2021 Notes at par value and completed an offering of €215.0 million of our 2024 Notes for net proceeds of $240.3 million. In March 2021, we paid $119.7 million to redeem and extinguish $115.9 million of our 2022 Notes at 103.24% of par value. In May 2021, we redeemed and extinguished the remaining $329.1 million of our 2022 Notes at par value and deposited funds with the trustee to pay $11.5 million of interest through December 1, 2021. The total payments to redeem our 2022 Notes were $459.3 million. In May 2021, we issued $500.0 million of our 2026 Notes for net proceeds of $496.9 million.

Cash Position and Indebtedness

Our total indebtedness, at par, at September 30, 2021 was $1.1 billion, and our total cash, cash equivalents and restricted cash were $355.0 million. Our total indebtedness at September 30, 2021 includes $239.5 million of finance lease obligations for dark fiber under long-term IRU agreements.

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

September 30, 2021
(Unaudited)
Cash and cash equivalents	$110,958
Accrued interest receivable	1
Total assets	$110,959

Investment from subsidiaries	$335,700
Common stock	48
Accumulated deficit	(224,789)
Total equity	$110,959

Nine Months
Ended
September 30, 2021
(Unaudited)
Equity‑based compensation expense	23,471
Interest income	82
Net loss	$(23,389)

Common Stock Buyback Program

Our Board of Directors has approved purchases of our common stock under a buyback program (the “Buyback Program”). As of September 30, 2021, there was a total of $30.4 million available under the Buyback Program which is authorized to continue through December 31, 2022. In the three and nine months ended September 30, 2020 we purchased 4,567 shares of our common stock for $0.3 million. There were no purchases of our common stock during the three and nine months ended September 30, 2021.

Dividends on Common Stock and Return of Capital Program

On November 2, 2021, our Board of Directors approved the payment of our quarterly dividend of $0.83 per common share. This estimated $38.4 million dividend payment is expected to be made on December 3, 2021.

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

We may need to or elect to refinance all or a portion of our indebtedness at or before maturity and we cannot provide assurances that we will be able to refinance any such indebtedness on commercially reasonable terms or at all. In addition, we may elect to secure additional capital in the future, at acceptable terms, to improve our liquidity or fund acquisitions or for general corporate purposes. In effort to reduce future cash interest payments as well as future amounts due at maturity or to extend debt maturities, we may, from time to time, issue new debt, enter into interest rate swap agreements, enter into debt for debt, or cash transactions to purchase our outstanding debt securities in the open market or through privately negotiated transactions. We will evaluate any such transactions in light of the existing market conditions. The amounts involved in any such transaction, individually or in the aggregate, may be material.

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

Impact of COVID-19 on Our Liquidity and Operating Performance

We continue to operate with a high level of liquidity, and as of September 30, 2021, we had cash and cash equivalents of $355.0 million. The COVID-19 pandemic has not impacted our credit rating to date, nor do we believe that it has materially changed our cost of capital. We believe we are able to timely service our debt obligations and will not require any concessions to do so. We believe we will have access to additional capital from a variety of sources and the public capital markets for debt and equity.

In late March 2020, we adopted a mandatory policy through which we required all employees to work from home and follow shelter in place guidelines issued by state and local authorities. In July 2021, we allowed all employees to return voluntarily to all offices in the United States. In August 2021, we notified our employees that they would be required to return to the office on a full time basis in the United States beginning in September 2021 and that they would be required to attest that they were fully vaccinated against the COVID-19 virus to do so. Employees had until October 11, 2021 to provide their vaccine self-attestation. Fully vaccinated employees in the United States returned to our offices on a full-time basis in early September 2021. In October 2021, we opened most of our non-US offices for employees to return on a voluntary basis. We plan to require our employees outside of the United States to return to full time in office work in November 2021, although the timing of this return may vary depending on the situation in each country with respect to the pandemic.

Our employees have largely complied with our vaccine mandate in the United States. However, we experienced an increase in both voluntary and involuntary employee departures, particularly within our sales department, in the summer of 2021. We believe this rise in departures is attributable both to an increased focus on managing underperforming sales representatives and to the unwillingness of some employees to be vaccinated and/or to return to a full time, in office environment. As a result of our decisions to mandate COVID vaccination and to require employees to return to our offices on a full time basis, we may find it difficult to retain existing employees or hire new employees. If this occurs, we may experience lower sales, revenue and profitability.

We have experienced certain corporate customers taking a more cautious approach to new configurations and upgrades as well as a reduction in demand for connecting smaller satellite offices as a result of the challenges and uncertainties of the COVID-19 pandemic. We also have witnessed a deteriorating real estate market in and around the buildings we service with rising vacancy levels and falling lease initiations or renewals which resulted in fewer sales opportunities for our salesforce and a reduction in VPN opportunities. As a result, we experienced a slowdown in new sales to our corporate customers which negatively impacted our corporate revenue growth. Moreover, with the spread of the Delta variant of COVID-19 in the summer of 2021, we believe many companies delayed the return of their employees to in-office work. As the pandemic has continued, and the return of employees to their offices has been delayed, a greater number of corporate customers with contracts that reached their termination date have elected not to renew their service with us. As such, we began to see increased corporate customer turnover. While we believe that demand for office space in the buildings in which we operate will remain among the strongest in our markets, and that employers will eventually require their employees to return to their offices, we may experience increased customer turnover, fewer upgrades of existing customer configurations and fewer new tenant opportunities. These trends may negatively impact our revenue growth, cash flows and profitability.

We have seen a slight slowdown in the availability and delivery of networking equipment. While we believe we can adequately manage the operation, maintenance, upgrading and growth of our network, a worsening or prolonged slowdown may impact our ability to expand and augment our network.

While the spread of COVID-19 in the United States has slowed since the summer of 2021, we cannot predict whether the Delta variant or other new COVID-19 variants will spread widely, the impact of the spread of the Delta variant or other new COVID-19 variants on the global economy, how national and local governments may react to the spread of new variants nor predict the impact the variants and any measures taken in response may have on our operations, employee retention, revenue growth, cash flows and our profitability.

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

Critical Accounting Policies and Significant Estimates

Management believes that as of September 30, 2021, there have been no material changes to our critical accounting policies and significant estimates from those listed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2020.

ITEM 3.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management believes that as of September 30, 2021, there have been no material changes to our exposures to market risk from those disclosed in Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” of our annual report on Form 10-K for the year ended December 31, 2020 except as noted below.

Interest rate swap agreement

In August 2021, we entered into an interest rate swap agreement (the “Swap Agreement”) that has the economic effect of modifying the fixed interest rate obligation associated with our 2026 Notes to a variable interest rate obligation based on the Secured Overnight Financing Rate (“SOFR”) so that the interest payable on our 2026 Notes effectively became variable based on overnight SOFR. The critical terms of the Swap Agreement match the terms of the 2026 Notes, including the notional amount and the optional redemption date on February 1, 2026. The Swap Agreement is recorded at its fair value at each reporting period, and we incur gains and losses due to changes in market interest rates. By entering into the Swap Agreement, we have assumed the risk associated with variable interest rates. Changes in interest rates affect the interest expense that we recognize in our consolidated statements of comprehensive income. The values that we report for the Swap Agreement as of each reporting date are recognized as interest expense with the corresponding amounts included in assets or liabilities in our consolidated balance sheets.

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

ITEM 1A.            RISK FACTORS

Management believes that as of September 30, 2021, there have been no material changes to our risk factors from those disclosed in Item 1A “Risk Factors,” of our annual report on Form 10-K for the year ended December 31, 2020 except as noted below.

We have required all employees in the United States to receive the COVID-19 vaccine and to return to the office on a full-time basis.

In August 2021, we notified our employees in the United States that they would be required to return to the office on a full-time basis beginning in September 2021 and that they would be required to attest that they were fully vaccinated against the COVID-19 virus unless they received a medical or religious exemption. Fully vaccinated employees in the United States began returning to our offices on a full-time basis in early September 2021. Employees had until October 11, 2021 to provide their vaccine self-attestation.

In October 2021, we opened most of our non-US offices for employees to return on a voluntary basis. We plan to require our employees outside of the United States to return to full-time, in-office work in November 2021, although the timing of this return may vary depending on circumstances in each country. Where permitted by, and subject to, local laws, we will require employees outside of the United States to be fully vaccinated against the COVID-19 virus.

Our employees have largely complied with our vaccine mandate in the United States. However, we experienced an increase in employee departures, particularly within our sales department in the third quarter of 2021. We believe that this rise in departures was attributable in part to the unwillingness of some employees to be vaccinated and/or to return to a full-time, in-office environment. If we continue to mandate COVID-19 vaccinations and require employees to return to our offices on a full-time basis, we may find it difficult to retain existing employees or hire new employees. If this occurs, this may impact our revenue growth and profitability.

We are experiencing delays in the delivery of networking equipment.

We have seen a slowdown in the delivery of network equipment and delays in the projected delivery time of network equipment orders. While we believe we can adequately manage the operation, maintenance, upgrading and growth of our network, a worsening or prolonged slowdown of the delivery of network equipment may impact our ability to expand and augment our network and service offerings. If this occurs, this may impact our revenue growth and profitability.

ITEM 2.              UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Board of Directors has authorized a plan to permit the repurchase of our common stock in negotiated and open market transactions through December 31, 2021. We may purchase shares from time to time depending on market, economic, and other factors. There were no purchases of our common stock during the third quarter of 2021.

ITEM 6.              EXHIBITS.

(a)	Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer (furnished herewith)
32.2	Certification of Chief Financial Officer (furnished herewith)
101.1

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 4, 2021	COGENT COMMUNICATIONS HOLDINGS, INC.

	By:	/s/ David Schaeffer
		Name:	David Schaeffer
		Title:	Chief Executive Officer

Date: November 4, 2021	By:	/s/ Sean Wallace
		Name:	Sean Wallace
		Title:	Chief Financial Officer