Form 10-K
period 2021-12-31
COGENT COMMUNICATIONS HOLDINGS, INC.
filed 2022-02-25
CIK 1158324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2021
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of January 31, 2022 was 47,928,016.

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing price of $76.89 per share on June 30, 2021 as reported by the NASDAQ Global Select Market was approximately $3.3 billion.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement on Schedule 14A for the registrant’s 2022 annual shareholders meeting are incorporated by reference in Part III of this Form 10-K.

COGENT COMMUNICATIONS HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2021

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K of Cogent Communications Holdings, Inc. (the “Company,” “Cogent,” “we,” “our” or “us”) may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future results and events. You can identify these forward-looking statements by our use of words such as “anticipates,” “believes,” “continues,” “expects,” “intends,” “likely,” “may,” “opportunity,” “plans,” “potential,” “project,” “will,” and similar expressions to identify forward-looking statements, whether in the negative or the affirmative. We cannot guarantee that we actually will achieve these plans, intentions or expectations. These forward-looking statements are subject to risks and uncertainties including those discussed in Item 1A “Risk Factors” and other factors, some of which are beyond our control, which could cause actual results to differ materially from those forecasts or anticipated in such forward-looking statements.

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

We offer on-net Internet access services exclusively through our own facilities, which run from our network to our customers’ premises. We offer our on-net services to customers located in buildings that are physically connected to our network. As a result, we are not dependent on local telephone companies or cable TV companies to serve our customers for our on-net Internet access and private network service. Our on-net service consists of high-speed Internet access and private network services offered at speeds ranging from 100 megabits per second (“Mbps”) to 400 gigabits per second (“Gbps”).

We provide our on-net Internet access and private network services to our corporate and net-centric customers. Our corporate customers are located in multi-tenant office buildings and typically include law firms, financial services firms, advertising and marketing firms , as well as health care providers, educational institutions and other professional services businesses. Our net-centric customers include bandwidth-intensive users that leverage our network to either deliver content to end users or to provide access to residential or commercial internet users. Content delivery customers include over the top (“OTT”) media service providers, content delivery networks, web hosting companies, and commercial content and application software providers. Our net-centric customers include access networks comprised of other Internet service providers (“ISPs”), telephone companies, mobile phone operators and cable television companies that collectively provide internet access to a substantial number of broadband subscribers and mobile phone subscribers across the world. These net-centric customers generally receive our services in carrier neutral colocation facilities and in our data centers. We operate data centers throughout North America and Europe that allow our customers to collocate their equipment and access our network.

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

Low Cost of Operation: We believe that the wireline telecom industry is undergoing, and will continue to face, significant price deflation for its applications and services. This price deflation is a result of a variety of factors including increased competition, enhanced substitutability of certain products and services and the continued impact of Moore’s Law, which has driven down the cost of technology, particularly for fiber optic Wavelength Division Multiplexing (“WDM”) equipment and optically interfaced routers. Faced with the backdrop of continued price deflation in our industry, we have made a series of discreet choices around our network design, operating strategy and product offering that are consistent with our objective of becoming the low cost operator in our industry. Since we initiated operations, this strategy has resulted in a rapid decline in our cost to transmit bits, which has increased our margins and decreased our capital intensity as measured by our capital expenditures per total revenues. Over the last five fiscal years, our cost of goods sold per bit delivered for our customers has declined at a compounded annual rate of 23.3.%. Important components of our low cost operating strategy include:

●	One Network Protocol. Upon our founding, we selected to operate our network solely using Ethernet protocol. We made this selection in order to take advantage of the significantly greater installed base and lower cost of Ethernet network equipment versus other protocols, the substantially lower costs associated with operating and maintaining one network protocol and the continued benefits of the rapid price performance ratio improvements of Ethernet-related equipment. Our single network design allows us to avoid many of the costs that our competitors who operate circuit-switched, TDM and hybrid fiber coaxial networks incur related to provisioning, monitoring and maintaining multiple transport protocols. Selecting one operating protocol has also had positive effects in terms of our operating overhead and the simplicity of our organization. We believe the vast majority of our competition currently operates their networks with multiple protocols and we believe that attempts to upgrade their networks to one protocol would be operationally challenging and costly.

●	Wide Spread Access to Fiber on a Cost Effective, Long-Term Basis. We have acquired a large portfolio of dark fiber leases from around the world sourced from the excess inventory of existing networks. The choice to lease rather than build reduces our capital intensity and the operating costs of our intercity and metro networks. The nature of this portfolio and the individual leases provides us long-term access to dark fiber at attractive rates and the opportunity in many cases to extend these leases for multiple terms. On average, a modest number of our dark fiber leases come up for renewal each year. We have relationships with 295 dark fiber vendors across the globe enabling us to lease dark fiber on a long-term, cost-effective basis to virtually any geographic route or facility we require.
●	Narrow and Focused Product Set. Since our founding, we have strategically focused on delivering a very narrow product set to our customers. The vast majority of our revenue is driven or related to our high-capacity, bi-directional, symmetric internet access services which can be accessed on-net in large multi-tenant office buildings and carrier neutral data centers or off-net through other carriers’ “last mile” connections to customer facilities. There are significant cost advantages as a result of this narrow product set. We believe that the relative size of our salesforce training, support and overhead is lower than comparable telecom providers which tend to offer a broader, “one-stop shop” product set to their client base.
●	Scalable Network Equipment and Hub Configurations. Due to our single network protocol and narrow product set, our transmission and network operations rely mainly on two sets of equipment for operation. In order to further scale our operating leverage, we have systematically reused older equipment in less dense portions of our network. Due to interoperability between the generations of products, we are able to transfer older equipment from our core, high-traffic areas to newer, less congested routes. The result of this dynamic grooming process is that we are able to utilize our equipment for materially longer time frames than the expected life of this equipment thereby reducing our capital investment in our network. We design and build all of our network hubs to the same standards and configurations. This replication strategy provides us scale benefits in equipment purchases, training, and maintenance.

Greater Control and Superior Delivery. Our on-net service does not rely on circuits that must be provisioned by a third-party carrier. In our on-net multi-tenant office buildings (“MTOBs”) we provide our customers the entire network, including the “last mile” and the in-building wiring connecting to our customer’s suite. In our carrier neutral data centers (“CNDCs”) we are collocated with our customers. As a result, only a cross-connection within the data center is required to provide our services to our customers. The structure of our on-net service provides us more control over our service, quality and pricing. It also allows us to provision services more quickly and efficiently than provisioning services on a third-party carrier network. The vast majority of our on-net services can be installed in less than two weeks which is materially faster than the installation times for some of our incumbent competitors.

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

Large Addressable Market. We have systematically evaluated and chosen our network extensions to buildings, data centers and markets based upon a rigorous set of criteria to evaluate the economic opportunity of network locations. Additional factors relevant to our pursuit of new buildings include the willingness of building owners to grant us access rights, the availability of optical fiber networks to serve those buildings, the costs to connect buildings to our network and equipment availability. We have also begun to evaluate the sustainability of new locations by evaluating the LEED Green Rating of Buildings, the potential to source renewable energy at potential locations and the potential impact of climate change on a location including access to water and the risk of flooding. Our network is connected to 3,035 total buildings located in 216 metropolitan markets. These buildings include 1,817 large MTOBs (totaling 986.9 million square feet of office space) in major North American cities where we offer our services to a diverse set of high-quality corporate customers within close physical proximity of each other. These buildings also include 1,359 CNDCs located in 1,164 buildings in North America, Europe, Asia, South America, Australia and Africa where our net-centric customers directly interconnect with our network. We also operate 54 of our own data centers across the United States and in Europe which comprise over 600,000 square feet of floor space and are directly connected to our network. We believe that these network points of presence strategically position our network to attract high levels of Internet traffic and maximize our revenue opportunities and profitability.

Balanced, High-Traffic Network. Since its inception, our network has grown significantly in terms of its geographic reach, customer connections, and traffic. We currently serve 7,569 access networks as well as numerous large and small content providers and 45,423 corporate customer connections. As a result of these growing bases of customers who distribute (content providers) and receive (access networks) content on our network, the majority of all the traffic on our network remains “on-net’ by both originating and terminating on our network. This control of traffic is an important differentiator as it increases our service reliability and speed of traffic delivery. The increasing share of traffic delivered from content providers to access networks also enhances our margins as we are compensated by both the originator and terminating customers. The breadth of our network, extensive size of our customer base, and the volume of our network traffic enables us to be one of a handful of Tier 1 networks that are interconnected on a settlement-free basis. This Tier 1 interconnection status broadens our geographic delivery capability and materially reduces our network costs.

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

Grow our Corporate Customer Base. Our on-net corporate customers are typically small to medium-sized businesses connected to our network through multi-tenant office buildings or connected to our network through one of our carrier neutral data centers. We generally sell two types of services to our corporate customers: dedicated internet access and private network services. We typically sell dedicated internet access at the same price per connection as our competitors, but our customers benefit from our significantly faster speeds and rapid installation times. These customers are increasingly integrating off-site data centers and cloud services into their IT infrastructure in order to take advantage of the safety, security and redundancy that is offered by locating company processing power, storage and software at a data center. An important part of this new infrastructure is a high-speed, dedicated internet connection from the corporate premises to the data center and the Internet and from one corporate premises to another corporate premises. We believe that the importance of data centers will increasingly lead tenants to reconfigure their communications infrastructure to include dedicated internet access across their locations.

Increase our Share of the Net-Centric Market. We are currently one of the leading providers of high-speed internet access to a variety of content providers and access networks across the world. We intend to further load our high-capacity network as a result of the growing demand for high-speed internet access generated by these types of bandwidth-intensive applications such as over-the-top (“OTT”) media services, online gaming, video, Internet of Things (“IoT”), voice over IP (“VOIP”), remote data storage, and other services. We expect that we will continue to grow our shares of these segments by offering our customers a series of attractive features including:

●	Geographic breadth – We have the broadest carrier neutral data center footprint in the industry and currently offer network services in 50 countries – as net-centric customers seek a more international audience this footprint is a significant advantage;
●	High capacity and reliability – We offer 100 Mbps to 400 Gbps ports in all of the carrier neutral data centers and 400Gbps in selected locations on our network, which differentiates the capacity choices we provide our net-centric clients;
●	Balanced customer base – Our leading share of content providers and access networks increases the amount of traffic that originates and terminates on our network thereby reducing latency and enhancing reliability;
●	Large and dedicated salesforce – Our team of 207 net-centric sales professionals is one of the largest salesforces in this industry segment and enables us to better serve this customer segment while also identifying new sales opportunities and gaining new business and customers; and
●	Competitive pricing – We aggressively price and offer discounts for our services to customers in order to attract new customers and drive volume.

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

Continue to Improve our Sales Efforts and Productivity. A critical factor in our success has been our investment and focus on our sales and marketing efforts. We seek to maintain a consistent level of sales productivity as measured by the number of connections sold per salesperson per month, taking into account adjustments to the changing mix of products sold and installed. In order to gain market share in our targeted businesses, we expect to continue our sales efforts including introducing strategies and tools to optimize and improve our sales productivity.

Expand our Off-Net Corporate Internet Access Business. We have agreements with national carriers providing us last mile network access to over 4.0 million commercial buildings across North America that are lit by fiber optic cable and that are not currently served by our network. We believe these agreements broaden our addressable market for corporate dedicated internet access and enhances our competitive position through the ability to provide enterprise-wide connectivity for corporate customers. In order to take advantage of this large set of commercial buildings we have developed an automated process to enable our salesforce to identify opportunities in the off-net market for dedicated internet access and to quickly offer pricing proposals to potential customers. We continue to negotiate reduced pricing under our numerous carrier agreements that enable us to reduce our cost of off-net services which enhances our competitive position in the marketplace.

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

Our network is comprised of 3,035 buildings which are on net and we serve 216 metropolitan markets in North America, Europe, Asia, South America, Australia and Africa. Important strategic components of our Network include:

●	1,817 multi-tenant office buildings strategically located in commercial business districts;
●	1,359 carrier neutral data centers located in 1,164 buildings offering our customers the largest portfolio of CNDCs of any carrier;
●	54 Cogent Data Centers;
●	1,033 intra-city networks, or rings, consisting of 39,559 fiber miles and 16,338 fiber route miles;
●	an inter-city network of 60,676 fiber route miles; and
●	multiple high-capacity transoceanic circuits that connect the North American, European, Asian, South American, Australian and African portions of our network.

We have created our network by leasing on a long-term basis optical fiber from carriers with large amounts of unused fiber and directly connecting Internet routers to our existing optical fiber national backbone. We have expanded our network through key acquisitions of financially distressed companies or their assets at a significant discount to their original cost. Due to our network design and acquisition strategy, we believe we are positioned to grow our revenue and increase our profitability with limited incremental capital expenditures.

Inter-city Networks.

Our inter-city network consists of optical fiber, including transoceanic capacity circuits for undersea portions, connecting major cities in North America, Europe, Asia, South America, Australia and Africa. Our network was built by acquiring from various owners of fiber optic networks the right to use typically two strands of optical fiber out of the multiple fibers owned by the cable operator. We install the optical and electronic equipment necessary to amplify, regenerate, and route the optical signals along these networks. We have the right to use the optical fiber under long-term agreements. We pay these providers our annual pro rata fees for the operation and maintenance of the optical fiber and we provide our own equipment maintenance.

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

Multi-Tenant Office Buildings (“MTOBs”). We have network access to a portfolio of 1,817 MTOBs which provide us access to a highly attractive base of bandwidth intensive tenants. In MTOBs where we provide service to multiple tenants, we connect our routers to a cable typically containing 12 to 288 optical fiber strands that run from our equipment that is generally located in the basement of the building through the building riser to the customer location. Our service is initiated by connecting a fiber optic cable from our customer’s local area network in their suite to the infrastructure in the building riser giving our customer dedicated and secure access to our network using an Ethernet connection. We believe that Ethernet is the lowest cost network connection technology and is almost universally used for the local area networks that businesses operate.

Carrier Neutral Data Centers (“CNDCs”). Our network is collocated in and can provide connectivity to customers in 1,359 CNDCs located in 1,164 buildings across our footprint. CNDCs are an integral component of the Internet Infrastructure where Content Providers, Application Service Providers, Carriers and Corporates locate their server and service infrastructure. CNDCs offer highly reliable, secure, cost effective and convenient space for these operators to access important services including connectivity, power, rack space and security all on a 24 hour basis in order to support their Internet activities. We believe we are connected to more CNDCs than any other IP transit provider enabling us to offer greater coverage, more network configuration choices and increased reliability for our net-centric customers.

Cogent Data Centers. We operate 54 data centers across the United States and in Europe. These facilities comprise over 600,000 square feet of floor space and are directly connected to our network. Each location is equipped with secure access, uninterruptable power supplies (UPS), and backup generators. Our customers typically purchase bandwidth, rack space, and power within these facilities.

Internetworking. The Internet is an aggregation of interconnected networks. Larger Internet service providers, or ISP’s, exchange traffic and interconnect their networks by means of direct private connections referred to as private peering. We interconnect with the networks of our customers, which represents the majority of our interconnections and network traffic, through the sale of our transit services. We currently interconnect with 7,569 networks who pay to exchange traffic with us as customers. We supplement our customer network interconnections with settlement-free, peering to our non-customer ISP’s. We have settlement-free private peering interconnections between our network and 24 other major ISP’s who are not our customers.

Tier 1 ISP Status. We directly connect with 7,569 total networks. As a result of the size and breadth of our customer base and the extensive footprint and scale of our network we are a Tier 1 ISP. We currently exchange traffic with 24 other Tier 1 ISPs on a settlement free basis. The remaining networks are customers whom we charge for Internet access. We believe our standing as a Tier 1 ISP provides us with a reputation for size, breadth and reliability. These relationships also reduce our cost of operating the network versus non-Tier 1 ISP Peer Networks who must compensate other networks in order to deliver a significant portion of their traffic. Peering agreements between ISPs enable them to exchange traffic.Without settlement-free peering agreements, each ISP backbone would have to buy Internet access from every other ISP backbone in order for its customer’s traffic to reach and be received from customers of other ISP backbones. We are considered a Tier 1 ISP with a large customer base and, as a result, we have settlement-free peering arrangements with other providers with which we wish to peer. We do not purchase transit services or paid peering to reach any portion of the Internet. This allows us to exchange traffic with those ISPs without payment by either party. In such arrangements, each party exchanging traffic bears its own cost of delivering traffic to the point at which it is handed off to the other party. We do not treat our settlement-free peering arrangements as generating revenue or expense related to the traffic exchanged. We do not sell or purchase paid peering on our transit network.

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

We have agreements with multiple national and regional carriers providing us “last mile” network access to over 4 million buildings across North America that are not currently served by our network. We believe these agreements broaden our addressable market for corporate dedicated internet access and VPN services and enable us to better leverage the skills and capacity of our direct salesforce. As our sales of off-net services has increased, the pricing in our carrier agreements has commensurately decreased in light of our increased volume.

Our net-centric customers purchase IP connectivity and other services in our 1,359 carrier neutral data centers as well as our 54 data centers for a total of 1,413 data centers. We support these services in 216 metropolitan markets in 50 countries across the world. These bandwidth intensive organizations typically purchase circuits ranging from 10 Gbps up to 400 Gbps, designed to provide them high-speed, bi-directional, symmetric circuits with a high degree of reliability and 100% access to the contractual capacity at all times. In addition to contractual capacity, certain net-centric customers also purchase metered service that enables customers to pay for actual volume of bits delivered on a per bit per second basis. We also offer a burst product that allows net-centric customers to utilize capacity when they exceed their contractual capacity. The per bit charge for this burst capacity typically exceeds the rate for contractual services. Overall, we believe that, on a per megabit basis, our service offering is one of the lowest priced in the marketplace. We also offer colocation services in our data centers. This service offers Internet access combined with rack space and power in our facilities, allowing the customer to locate a server or other equipment at that location and connect to our Internet access service.

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

Workforce.

As of December 31, 2021, we had 1,001 employees located in 16 different countries in a variety of different roles. Approximately 81.0% of our employees are located in the United States and Canada, 18.0% are located in Europe and 1.0% are located in Asia. As of December 31, 2021, 49% of our employees were quota-bearing sales representatives, 14% were in sales management or sales support roles and 37% were in operational or administrative functions. Unions represent 29 of our employees in France. We believe that we have a satisfactory relationship with our employees.

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

Our sales and marketing organization comprises 63% of our employees and our sales representatives comprise 49% of our employees. For the year ending December 31, 2021, we averaged a 7.0% monthly churn rate within our sales representatives. This churn was caused primarily by failures to meet sales performance goals as well as departures precipitated, we believe, by our decision to return to a full-time, in office work environment and a requirement to be fully vaccinated against COVID-19 in the fall of 2021. During 2021, we hired 371 new sales representatives and ended the year with 490 sales representatives, a net decrease of 79 sales representatives from our total sales representatives at the beginning of 2021. Our ability to recruit and retain all of our employees depends on a number of factors, including professional development, compensation and benefits, and employee engagement.

Professional Development. We recognize the importance of retaining our sales personnel, and we continually strive to improve the performance of our sales personnel to reduce turnover. To that end, we have invested heavily in professional development as a means for improving performance.

As part of our commitment to professional development, we established a sales training and enablement department that provides both online and in-person training. Our 13 regional learning managers and management development trainers are located around the world and are available for intensive, in-person group training as well as individual training with sales representatives who may need extra assistance. In 2021, our average ratio of sales representatives with less than 12 months of tenure to regional learning managers was 19 to 1.

Our training group includes two additional trainers dedicated exclusively to training sales management, one technical trainer and one on-line curriculum trainer. Our trainers also conduct training at our annual sales meeting, during which our entire sales force gathers to learn new skills and reinforce existing skills.

All sales personnel receive four weeks of live, inter-active training during their first month, which focuses on developing both general and Cogent-specific sales skills. New sales personnel are also encouraged to, and rewarded for, completing a self-paced, online curriculum led by their manager during their first six months. Both recent and tenured sales personnel have access to online, on-demand training modules and the opportunity to obtain certification in specialized services. Our CEO addresses each new hire class in an interactive training session.

Compensation and Benefits. We are committed to rewarding, supporting, and developing our employees. To that end, we offer a comprehensive compensation program that includes market-competitive pay, stock options or restricted stock grants to all employees, healthcare benefits, a retirement savings plan, and paid time off and family leave.

Employee Engagement. To foster and reinforce a company culture where employee concerns are heard, our Chief Executive Officer conducts biweekly town hall meetings to respond to employee questions, which may be submitted anonymously. On alternate weeks, we conduct online town hall chats during which a rotating member of the executive team is available to answer questions from our employees. We believe these open and unfiltered channels of communication lead to honest feedback from our employees to our management team.

Health and Safety. The health and safety of our employees is of utmost important to us, and we take all necessary precautions to safeguard our employees. While nearly all of our employees work solely in office environments, for our field personnel, we provide safety gear as appropriate given employee job duties.

During the COVID-19 pandemic, we invested heavily to help ensure the health of our employees. Beginning in March 2020, we closed all of our offices worldwide, requiring our entire workforce to work remotely whenever possible. We procured additional computer equipment to permit all employees to work remotely. While our offices have largely remained closed, we believe that it is important to our company culture and employee productivity to return to an in-office environment when it is safe to do so. A cross-functional team within Cogent has established safety procedures to transition employees for a return to office, including training and additional safety and sanitation supplies.

In the summer of 2021, we began the process of transitioning back to an in-office environment. As part of this process, we mandated that all employees in the United States and Canada, except those with legal exemptions, be vaccinated against the COVID-19 virus no later than October 2021. In September 2021, all fully-vaccinated employees returned to our offices in the United States and Canada on a full-time basis. All employees in the United States and Canada, regardless of vaccination status, returned to our offices in October 2021. Similar to our efforts in North America, we also undertook efforts to return our employees in Europe and Asia to their offices, subject to local laws and regulations. In November 2021, a majority of our employees outside of North America returned to the office full-time.

The spread of the Omicron variant around the world in December 2021 caused us to further modify our in-office environment. First, we mandated that all U.S. employees receive a COVID-19 booster vaccine no later than six weeks after first becoming eligible for such vaccine. Second, we mandated that all US employees provide proof of vaccination to us. Third, for offices around the world that had not been closed by government order, we shifted much of our workforce to a fully remote status at the end of 2021 in order to reduce the density of our offices. Sales representatives with less than 12 months tenure, sales representative on performance improvement plans and their managers are currently still working in our offices on a full-time basis in the US, as we believe that the training and coaching required by new sales representatives is significantly more effective when provided in an in-office environment.

Sales and Marketing

Direct Sales. We employ a direct sales and marketing approach. As of December 31, 2021, our sales force included 633 full-time employees. Our quota bearing sales force includes 490 employees with 283 employees focused primarily on the corporate market and 207 employees focused primarily on the net-centric market. As of December 31, 2020, our sales force included 712 full-time employees including 569 quota bearing sales force employees with 333 employees focused primarily on the corporate market and 236 employees focused primarily on the net-centric market. Our sales personnel work through direct contact with potential customers in, or intending to locate in, our on-net buildings. Through agreements with building owners, we are able to initiate and maintain personal contact with our customers by staging various promotional and social events in our multi-tenant office buildings and carrier neutral data centers. Sales personnel are compensated with a base salary plus quota-based commissions and incentives. We use a customer relationship management system to efficiently track sales activity levels and sales productivity.

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

Competition

We face competition from incumbent telephone and cable companies, and facilities-based network operators, many of whom are much larger than us, have significantly greater financial resources, sales and marketing capabilities, better-established brand names and large, existing installed customer bases in the markets in which we compete. We also face competition from new entrants to the communications services market. Many of these companies offer products and services that are similar to our products and services.

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

We believe that competition is based on many factors, including price, transmission speed, ease of access and use, length of time to provision service, breadth of service availability, reliability of service, customer support, billing simplicity and brand recognition. Because our fiber optic networks have been recently installed compared to those of the incumbent carriers, our state-of-the-art technology may provide us with cost, capacity, and service quality advantages over some existing incumbent carrier networks; however, our network may not support some of the services supported by these legacy networks, such as circuit-switched voice, ATM, MPLS, frame relay, wireless and shared hybrid fiber coax networks. While the Internet access speeds offered by traditional ISPs serving multi-tenant office buildings using DSL or cable modems typically do not match our on-net offerings in terms of throughput or quality, these slower services are usually priced lower than our offerings and thus provide competitive pressure on pricing, particularly for more price-sensitive customers. These and other downward pricing pressures particularly in carrier neutral data centers have diminished, and may further diminish, the competitive advantages that we have enjoyed as the result of the pricing of our services. Increasingly, traditional ISPs are upgrading their services using optical fiber and cable technology so that they can match our transmission speed and quality.

Regulation

Our services are subject to the regulatory authority of various agencies in the jurisdictions in which we operate. As a provider of only Internet access and private networks to businesses, regulation is generally not significant. This benefits us in that we have flexibility in offering our services and ease of entry into new markets. However, this level of regulation generally extends to our competitors, some of whom are incumbent telephone and cable companies with whom we need to interconnect and from whom we acquire circuits for our off-net services. The extent of regulation can change. For example, the U.S. Federal Communications Commission (“FCC”) in 2017 rescinded regulations applicable to mass market Internet access providers. In all jurisdictions regulations continue to evolve. We also enter into new markets with their own regulations. The regulations with which we need to comply include obtaining the proper licenses to provide our services, data privacy, interception of communications by law enforcement, blocking of websites, and other regulations. We believe that we comply with all regulations in the jurisdictions in which we operate.

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

We offer our services in 50 countries, most of which were significantly impacted by the COVID-19 pandemic. The extent of the impact of the COVID-19 pandemic on our business and financial results will continue to depend on numerous evolving factors that we are not able to accurately predict and which will vary by market. Such future uncertain and unpredictable developments include the ultimate duration and scope of the pandemic, the rise and spread of new COVID-19 variants, the availability and efficacy of vaccines and therapeutic treatments and the willingness of the public to accept such vaccines and treatments, governmental actions that have been taken, or may be taken in the future, in response to the pandemic, and global economic conditions during and after the pandemic.

Approximately 60.8% of our revenue for the year ended December 31, 2021 was from our corporate customers. Corporate customers are located in multi-tenant office buildings, almost exclusively in the United States and Canada. Authorities in many of these markets implemented numerous measures in response to the pandemic, such as travel bans and restrictions, quarantines, curfews, shelter-in-place and stay-at-home orders and business shutdowns and closures, and also implemented multi-step polices with the goal of re-opening these markets. These measures have impacted, and continue to impact, us and our employees, customers, suppliers and other third parties with whom we do business. The geographic areas in which we operate are in varying stages of restrictions or re-opening. Many jurisdictions have re-opened, while other jurisdictions began re-opening only to return to restrictions in the face of increases in new COVID-19 cases. Considerable uncertainty exists regarding how current and future health and safety measures implemented in response to the pandemic will impact our business, including whether such measures will result in further changes in demand for our services, impair our ability to access buildings to install our services or maintain our network or impact our supply chain. The continuing impact of existing or new mandates, restrictions, laws or regulations could have a material adverse impact on our operations and the operations of our customers or others with whom we do business.

In addition, a significant number of our corporate customers have continued remote work policies instituted at the beginning of the COVID-19 pandemic, slowed the pace of opening new offices and closed offices due to global economic conditions. We believe the rapid spread of the Delta and Omicron variants during 2021 further exacerbated the unwillingness of corporate customers to end their remote work policies. In addition, the prevalence of hybrid or fully remote work environments during the pandemic has caused some companies to transition to such environments on a permanent basis, and we do not know what impact this may have on demand for commercial office space and for our services. As a result, through much of 2021, we saw corporate customers take a cautious approach to adding new services and upgrading existing services as well as reduced demand for connecting smaller satellite offices. Since the beginning of the pandemic we have experienced a deteriorating real estate market in the buildings we serve. Vacancy rates for many of our multi-tenant office buildings have risen as a result of many tenants terminating leases and exiting buildings and as a result of lower new leasing activity. The impact of this greater level of vacancy rates was more pronounced in Northern cities and in the California market and less impactful in our Southern markets

Where permitted, we will require our employees to return to the office on a full-time basis. We have taken measures to protect our workforce and minimize their exposure to COVID-19, such as requiring our entire workforce to get vaccinated and wear masks in the office, establishing safety procedures in the event an employee tests positive for COVID-19 and severely curtailing all business travel. In addition to the associated costs incurred, these measures may be insufficient in protecting our employees. If a significant percentage of our workforce is unable to work due to the impact of COVID-19, our operations will be negatively impacted. In December 2021, with the rapid spread of the Omicron variant, a number of our offices were required to close by local order and we voluntarily shifted a majority of our workforce to fully remote status. We intend to return to full-time, in-office status when permitted and when we deem it to be safe. As we consider this return, the impact of COVID-19, our response to the pandemic, and compliance with governmental measures imposed in response to COVID-19 has caused, and will continue to cause us to incur additional costs and any inability to comply with such measures may subject us to restrictions on our business activities, fines, and other penalties, any of which may adversely affect our business.

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

We may find it difficult to retain existing employees or to hire new employees because we have required all employees in the United States to receive the COVID-19 vaccine and boosters and to return to the office on a full-time basis.

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

In October 2021, we opened most of our non-US offices for employees to return on a voluntary basis and in November 2021, wherever permitted by local law, we required our employees outside of the United States to return to full-time, in-office work. Where permitted by, and subject to, local laws, we will require employees outside of the United States to be fully vaccinated against the COVID-19 virus.

The spread of the Omicron variant around the world in December 2021 caused us to further modify our office environment. First, we mandated that all U.S. employees receive a COVID-19 booster vaccine no later than six weeks after first becoming eligible for such vaccine. Second, we mandated that all U.S. employees provide proof of vaccination to us. Third, for offices around the world that had not been closed by government order, we shifted much of our workforce to fully remote status on a temporary basis at the end of 2021 in order to reduce the density of our offices. Sales representatives with less than 12 months tenure, sales representative on performance improvement plans and their managers are currently still working in our offices on a full-time basis, as we believe that the training and coaching required by new sales representatives is significantly more effective when provided in an in-office environment.

Our employees have largely complied with our vaccine mandate in the United States and Canada. However, we experienced an increase in employee departures, particularly within our sales department in the third and fourth quarters of 2021. We believe that this rise in departures was attributable in part to the unwillingness of some employees to be vaccinated and/or to return to a full-time, in-office environment. If we continue to mandate COVID-19 vaccinations and require employees to return to our offices on a full-time basis, we may find it difficult to retain existing employees or hire new employees. If this occurs, this may impact our revenue growth and profitability.

We are experiencing delays in the delivery of networking equipment and other services from certain of our vendors.

We have seen a slowdown in the delivery of network equipment and delays in the projected delivery time of network equipment orders. In addition, vendors who supply us with dark fiber or lit circuits are being impacted by the spread of COVID-19 in their workforce, and this may slow the delivery of services from these vendors to us. While we believe that we can adequately manage the operation, maintenance, upgrading and growth of our network, a worsening or prolonged slowdown of the delivery of network equipment, dark fiber and lit circuits may impact our ability to expand and augment our network and service offerings. If this occurs, this may impact our revenue growth and profitability.

Our growth and financial health are subject to a number of economic risks.

A downturn in the world economy, especially the economies of North America and Europe would negatively impact our growth. Our net-centric business would be particularly impacted by a decline in the development of new applications and businesses that make use of the Internet. Our corporate business would be particularly impacted by an increase in vacancy rates in the multi-tenant office buildings that we serve. Our total revenue growth is predicated on growth in the use of the Internet that makes up for the declining prices of Internet service. An economic downturn could impact the Internet business more significantly than other businesses that are less dependent on new applications and growth in the use of those applications and an increase in office vacancy rates because of the retrenchment by consumers and businesses that typically occurs in an economic downturn.

Our historical reductions in our prices are expected to continue in an inflationary economy.

Many of the regions in which we operate are experiencing an increase in inflation rates. Due to the nature of our product offerings and the industry in which we operate, which is deflationary, we may be unable to raise our prices. We expect that our historical pricing patterns will continue for the foreseeable future.

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

In order to be consistently profitable and consistently cash flow positive, we need to both retain existing customers and continue to add a large number of new customers. The precise number of additional customers required is dependent on a number of factors, including the turnover of existing customers, the pricing of our product offerings and the revenue mix among our customers. We may not succeed in adding customers if our sales and marketing efforts are unsuccessful. In addition, many of our targeted customers are businesses that are already purchasing Internet access services from one or more providers, often under a contractual commitment. It has been our experience that such targeted customers are often reluctant to switch providers due to costs and effort associated with switching providers. Further, as some of our customers grow larger they may decide to build their own Internet backbone networks or enter into direct connection agreements with telephone and cable companies that provide Internet service to consumers. A migration of a few very large Internet users to their own networks, or to special networks that may be offered by major telephone and cable providers of last mile broadband connections to consumers, or the loss or reduced purchases from several significant customers could impair our growth, cash flow and profitability.

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

Through much of 2021, we saw corporate customers continue their remote work policies and take a cautious approach to new services and upgrades, as well as a reduced demand for connecting smaller satellite offices. We also witnessed a deteriorating real estate market in and around the buildings we service, with rising vacancy levels and falling lease initiations or renewals resulting in fewer sales opportunities for our salesforce. As a result, we experienced a slowdown in new sales to our corporate customers which negatively impacted our corporate revenue growth. If, after the end of the COVID-19 pandemic, a significant number of our corporate customers or potential customers decide to retain remote work policies, we may experience increased customer turnover, fewer upgrades of existing customer configurations and fewer new tenant opportunities. These trends may negatively impact our revenue growth, cash flows and profitability.

Lower vacancy rates as a result of diminished lease terminations and increased leasing and subleasing activity will be a key factor in driving renewed growth in our corporate business.

During the Pandemic we saw increasing vacancy rates in many of our buildings due to higher lease terminations and lower leasing activity. This reduction in tenancy levels was particularly challenging in our Northern and Californian markets. As a result, our level of activity in our corporate business has been adversely affected. In order to see a growing level of corporate activity we believe there will need to be an improvement in the tenancy levels of our buildings through a reduction in tenant exits and increased leasing activity.

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

Demand from certain employees to work remotely may reduce the attractiveness of our business as an employer versus some competitors who are allowing employees to work remotely.

In the fall of 2021 we began to implement an in-office work policy designed to return the vast majority of our employees to an in-office work environment. A small minority of our workforce declined to return to full time in-office employment and left our employment. We are experiencing modest competitive challenges versus some competitors who are offering some employees a hybrid work option. Increasing demands to work in a hybrid work style may reduce our ability to attract and retain employees, in particular attracting and retaining salespeople.

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

By entering into what are known as settlement-free peering arrangements, providers agree to exchange traffic between their respective networks without charging each other. Our ability to avoid the higher costs of acquiring paid dedicated network capacity (transit or paid peering) and to maintain high network performance is dependent upon our ability to establish and maintain settlement-free peering relationships and to increase the capacity or to add additional locations of the interconnections provided by these relationships. The terms and conditions of our settlement-free peering relationships may also be subject to adverse changes, which we may not be able to control. If we are not able to maintain or increase our settlement-free peering relationships in all of our markets on favorable terms or to upgrade the capacity of our existing settlement-free peering relationships, we may not be able to provide our customers with high performance, affordable or reliable services, which could cause us to lose existing and potential customers, damage our reputation and have a material adverse effect on our business. Additionally, certain of our current customers may seek to become settlement-free peers with us.

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

Our business is premised on the idea that customers want simple Internet access and private networks rather than a combination of such services with other services such as voice services and complex managed services. Our competitors offer such services. Should the market come to favor such services our ability to acquire and keep customers would be impaired. Our competitors may also upgrade their existing services or introduce new technologies or services, such as satellite-based Internet or 5G services that could make our services less attractive to potential customers.

Our business could suffer because telephone companies and cable companies may provide better delivery of certain Internet content, including content originating on their own networks, than content on the public Internet.

Broadband connections provided by cable TV, telephone, and fixed and mobile companies have become the predominant means by which consumers connect to the Internet. The providers of these broadband connections may treat Internet content or other broadband content delivered from different sources differently. The possibility of this has been characterized as an issue of “net neutrality.” As many of our customers operate websites and services that deliver content to consumers our ability to sell our services would be negatively impacted if Internet content delivered by us was less easily received by consumers than Internet content delivered by others. The FCC had promulgated rules that would have banned practices such as blocking and throttling of Internet traffic, but those rules were rescinded by the FCC in December 2017. Some US states have either issued or are considering their own net neutrality rules. Also, the European Union and other countries in which we operate, have issued similar net neutrality rules. We also do not know the extent to which the providers of broadband Internet access to consumers may favor certain content or providers in ways that may disadvantage us.

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

Network Augmentation and Maintenance Risks

Our network is comprised of a number of separate components, and we may be unable to obtain or maintain the agreements necessary to augment or maintain our network.

Our network is primarily composed of (i) leased capacity on transoceanic optical fiber; (ii) terrestrial inter-city dark optical fiber; (iii) intra-city dark optical fiber; and (iv) the buildings that we serve and the associated optical fiber connecting those buildings. We lease our optical fiber and obtain access to the buildings on our network, both carrier neutral data centers and multi-tenant office buildings, from a number of vendors. A number of our leases, both for fiber and building access, are up for renewal in any given year. A deterioration in our existing relationship with these operators could impact our network, harm our sales and marketing efforts and could substantially reduce our potential customer base. In addition, portions of our long-haul optical fiber and metro optical fiber are nearing the end of their original projected useful life. While we believe that this fiber will remain usable beyond the projected end date, we face the risk that portions of our network may need to be replaced in the future.

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

Our off-net business could suffer delays and problems due to the actions of “last mile” providers on whom we are partially dependent.

Our off-net customers are connected to our network by means of fiber optic capacity that are provided as services by local telephone and cable companies and others. We may experience problems with the installation, maintenance and pricing of these lines which could adversely affect our results of operations and our plans to add additional off-net customers to our network using such services. We have historically experienced installation and maintenance delays when the network provider is devoting resources to other services, such as traditional telephony, cable TV services and private network services. We have also experienced pricing problems when a lack of alternatives allows a provider to charge high prices for capacity in a particular area or to a particular building. We attempt to reduce this problem by using many different providers so that we have alternatives for linking an off-net customer to our network. Competition among the providers tends to improve installation intervals, maintenance and pricing. Additionally, these providers are often competing with us for the same customers, and have marketed their own service to our off-net customers when our initial contract with our customer nears the end of its term.

Our business could suffer from an interruption of service from our fiber providers.

The optical fiber cable owners from whom we have obtained our inter-city and intra-city dark fiber maintain that dark fiber. We are contractually obligated under the agreements with these carriers to pay maintenance fees, and if we are unable to continue to pay such fees we would be in default under these agreements. If these carriers fail to maintain the fiber or disrupt our fiber connections due to our default or for other reasons, such as business disputes with us, bankruptcy, and governmental takings, our ability to provide service in the affected markets or parts of markets would be impaired unless we have or can obtain alternative fiber routes. Some of the companies that maintain our inter-city dark fiber and some of the companies that maintain our intra-city dark fiber are also competitors of ours in portions of our business. Consequently, they may have incentives to act in ways unfavorable to us. While we have successfully mitigated the effects of prior service interruptions and business disputes in the past, we may incur significant delays and costs in restoring service to our customers in connection with future service interruptions, and as a result we may lose customers.

Substantially all of our network infrastructure equipment is manufactured or provided by a single network infrastructure vendor.

We purchase from Cisco Systems, Inc. (“Cisco”) the routers and transmission equipment used in our network. We have recently experienced delays in obtaining certain network equipment from Cisco due to supply chain issues. If Cisco fails to provide equipment on a timely basis or fails to meet our performance expectations, including in the event that Cisco fails to enhance, maintain, upgrade or improve its products, hardware or software we purchase from them when and how we need them, we may be delayed or unable to provide services as and when requested by our customers. We also may be unable to upgrade our network and face greater difficulty maintaining and expanding our network.

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

We have expanded our network into 50 countries worldwide on every continent other than Antarctica. We continue to explore expansion opportunities. We have experienced difficulties, ranging from lack of dark fiber, to regulatory issues, to slower revenue growth rates from our operations in these markets. If we are not successful in developing our market presence in these regions, our operating results and revenue growth could be adversely impacted.

Our international operations involve a number of risks, including:

●	fluctuations in currency exchange rates, particularly those involving the Euro as we are required to fund certain of our cash flow requirements of our operations outside of the United States and our €350.0 million senior unsecured notes in Euros;
●	exposure to additional regulatory and legal requirements, including import restrictions and controls, exchange controls, tariffs and other trade barriers and privacy and data protection regulations;
●	compliance with laws regarding corruption and bribery, including the United States Foreign Corrupt Practices Act;
●	difficulties in staffing and managing our foreign operations;
●	changes in political and economic conditions, and
●	exposure to additional and potentially adverse tax regimes.

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

Regulatory Risks

Existing and proposed privacy regulations may impact our business

Many countries, including the United States, are considering adopting, or have already adopted, privacy regulations or laws that would govern the way an Internet user’s data is used. The primary impact of these rules are on businesses that collect personal information about consumer users of their services. We do not provide services to individual consumers and do not collect such personal information. However, we transmit data across the Internet, which data may include personal information collected by our customers. As the applicability of privacy regulations to the types of services we provide remains unsettled, we may be required to adopt additional measures in the future.

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

Changes in laws, rules and enforcement may also adversely affect our customers. For example, a possible repeal or curtailing of Section 230 of the Communications Decency Act in the United States could have an adverse impact on our customers and, consequently, on us. While our top 25 customers represented less than 6.0% of our revenue for the year ended December 31, 2021, several large net-centric customers are or may be the subject of increased regulatory scrutiny, which may impact their businesses and, consequently, their use of our services in unknown ways.

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

Tax Risks

Governments may assert that we are liable for taxes which we have not collected from our customers or paid to our vendors and we may have to begin collecting a multitude of taxes if Internet services become subject to taxation similar to the taxation of telephone service.

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

Our private network services, such as our VPN services, are subject to taxes and fees in various jurisdictions including the Universal Service Contribution tax in the US. We believe we collect all required taxes, however, a jurisdiction may assert we have failed to collect certain taxes. The expense of paying any unpaid taxes could be substantial and we might not be able to collect such back taxes from our customers.

We are subject to value-added taxes and other taxes in many jurisdictions outside of the United States. We are also subject to audit of our tax compliance in numerous jurisdictions. These may result in the assessment of amounts due that are material and therefore would have an adverse effect on us.

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

Our total indebtedness, at par, at December 31, 2021 was $1.1 billion and includes $500.0 million of our 3.50% senior secured notes and €350.0 million of our 4.375% senior unsecured notes. Our $500.0 million senior secured notes are due in May 2026 and require annual interest payments of $17.5 million per year - paid semi-annually. Our €350.0 million of senior unsecured notes are due in June 2024 and require annual interest payments of €15.3 million per year - paid semi-annually. All of our noteholders have the right to be paid the principal upon default and upon certain designated events, such as certain changes of control. Our total indebtedness at December 31, 2021 included $245.9 million of finance lease obligations for dark fiber primarily under 15 — 20 year IRUs. Our total indebtedness at December 31, 2021 excludes $124.0 million of operating lease liabilities which we were required to be recorded as right-to-use assets and operating lease liabilities in connection with the adoption of ASU No. 2016-02 Leases on January 1, 2019. The amount of our IRU finance lease obligations may be impacted due to our expansion activities, the timing of payments and fluctuations in foreign currency rates. The amount of US dollars required to fund our interest and principal obligations for our Euro-denominated notes may be impacted due to fluctuations in the Euro to US Dollar exchange rate. We may not have sufficient funds to pay the interest and principal related to these obligations at the time we are obligated to do so, which could result in bankruptcy, or we may only be able to raise the necessary funds on unfavorable terms.

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

We have assumed the risk associated with variable interest rates under our interest rate swap agreement.

Beginning in August 2021 we used a derivative financial instrument to manage our interest rate risk on our 2026 Notes. As of December 31, 2021, we were party to an interest rate swap agreement (the Swap Agreement”) that has the economic effect of modifying the fixed-interest rate obligation associated with our 2026 Notes to a variable interest rate obligation based on the Secured Overnight Financing Rate (“SOFR”). The Swap Agreement is recorded at its fair value at each reporting period and we incur gains and losses due to changes in market interest rates. We have a $20.0 million interest-bearing deposit with the counterparty to the Swap Agreement. If the fair value of the Swap Agreement exceeds a net liability of $20.0 million, we will be required to deposit additional funds with the counterparty equal to the net liability fair value in excess of $20.0 million. As of December 31, 2021, the fair value of the Swap Agreement was a net liability of $9.0 million and, as a result, $9.0 million of the $20.0 million deposit was restricted and $11.0 million was unrestricted. The values that we report for the Swap Agreement as of each reporting date are recognized as interest expense with the corresponding amounts included in assets or liabilities in our consolidated balance sheets. By entering into this Swap Agreement, we have assumed the risk associated with variable interest rates based upon SOFR relate to our 2026 Notes. We did not elect hedge accounting for our Swap Agreement. We do not use derivative financial instruments for trading purposes.

Despite our leverage we may still be able to incur more debt. This could further exacerbate the risks that we and our subsidiaries face.

We and our subsidiaries may incur additional indebtedness, including additional secured indebtedness, in the future. The terms of our debt indentures restrict, but do not completely prohibit, us from doing so. In addition, the indentures allow us to issue additional notes and other indebtedness secured by the collateral under certain circumstances. Moreover, we are not prevented from incurring other liabilities that do not constitute indebtedness as defined in the indentures, including additional operating leases obligations and finance lease obligations in the form of IRUs. These liabilities may represent claims that are effectively prior to the claims of our note holders. If new debt or other liabilities are added to our debt levels the related risks that we and our subsidiaries now face could intensify.

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

Our headquarters facility consists of 43,117 square feet located in Washington, D.C. The lease for our headquarters is with an entity controlled by our Chief Executive Officer and expires in May 2025. The lease may be cancelled by us upon 60 days’ notice.

We lease a total of approximately 748,000 square feet of space for our data centers, offices and operations centers. We believe that these facilities are generally in good condition and suitable for our operations.

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

As of February 1, 2022, there were 128 holders of record of shares of our common stock holding 46,595,035 shares of our common stock.

Performance Graph

Our common stock currently trades on the NASDAQ Global Select Market. The chart below compares the relative changes in the cumulative total return of our common stock for the period from December 31, 2016 to December 31, 2021, against the cumulative total return for the same period of the (1) The Standard & Poor’s 500 (S&P 500) Index and (2) the NASDAQ Telecommunications Index. The comparison below assumes $100 was invested on December 31, 2016 in our common stock, the S&P 500 Index and the NASDAQ Telecommunications Index, with dividends, if any, reinvested.

	12/16	12/17	12/18	12/19	12/20	12/21
Cogent Communications Holdings	$100.00	$114.31	$119.11	$180.92	$171.38	$218.88
S&P 500	100.00	121.83	116.49	153.17	181.35	233.41
NASDAQ Telecommunications	100.00	117.62	108.29	137.49	166.70	174.78

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Issuer Purchases of Equity Securities

Our Board of Directors authorized a plan to permit the repurchase of up to $50.0 million of our common stock in negotiated and open market transactions through December 31, 2022. As of December 31, 2021, $30.4 million remained available for such negotiated and open market transactions concerning our common stock. We may purchase shares from time to time depending on market, economic, and other factors. We did not purchase shares of our common stock during the fourth quarter of 2021.

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

The COVID-19 pandemic and accompanying government policies worldwide; vaccination and in-office requirements, delays in the delivery of network equipment and optical fiber, future economic instability in the global economy, which could affect spending on Internet services; the impact of changing foreign exchange rates (in particular the Euro to US dollar and Canadian dollar to US dollar exchange rates) on the translation of our non-US dollar denominated revenues, expenses, assets and liabilities into US dollars; legal and operational difficulties in new markets; the imposition of a requirement that we contribute to the US Universal Service Fund on the basis of our Internet revenue; changes in government policy and/or regulation, including rules regarding data protection, cyber security and net neutrality; increasing competition leading to lower prices for our services; our ability to attract new customers and to increase and maintain the volume of traffic on our network; the ability to maintain our Internet peering arrangements on favorable terms; our ability to renew our long-term leases of optical fiber that comprise our network; our reliance on an equipment vendor, Cisco Systems Inc., and the potential for hardware or software problems associated with such equipment; the dependence of our network on the quality and dependability of third-party fiber providers; our ability to retain certain customers that comprise a significant portion of our revenue base; the management of network failures and/or disruptions; our ability to make payments on our indebtedness as they become due and outcomes in litigation, risks associated with variable interest rates under our interest rate Swap Agreement as well as other risks discussed from time to time in our filings with the Securities and Exchange Commission, including, without limitation, this Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q.

Results of Operations

Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

In this section, we discuss the results of our operations for the year ended December 31, 2021 compared to the year ended December 31, 2020. For a discussion of the year ended December 31, 2020 compared to the year ended December 31, 2019, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

	Year Ended
	December 31,		Percent
	2021	2020	Change

	(in thousands)
Service revenue	$589,797	$568,103	3.8%
On-net revenues	442,838	419,454	5.6%
Off-net revenues	146,383	148,128	(1.2)%
Network operations expenses (1)	226,337	219,157	3.3%
Selling, general, and administrative expenses (2)	162,380	158,476	2.5%
Depreciation and amortization expenses	89,240	83,477	6.9%
Gain (loss) on lease terminations	7,375	(423)	NM
Realized gain on foreign exchange – 2024 Notes	—	2,533	NM
Unrealized gain (loss) on foreign exchange - 2024 Notes	32,522	(36,997)	NM
Loss on debt extinguishment and redemption – 2021 Notes	—	(638)	NM
Loss on debt extinguishment and redemption – 2022 Notes	(14,698)	—	NM
Interest expense	67,074	62,486	7.3%
Income tax expense	23,235	4,096	467.3%
(1)Includes non-cash equity-based compensation expense of $2,521 and $1,219 for 2021 and 2020, respectively.
(2)Includes non-cash equity-based compensation expense of $24,301 and $22,306 for 2021 and 2020, respectively.

NM - not meaningful

	Year Ended
	December 31,		Percent
	2021	2020	Change
Other Operating Data
Average Revenue Per Unit (ARPU)
ARPU—on-net	$467	$460	1.5%
ARPU—off-net	$990	$1,045	(5.2)%
Average price per megabit	$0.35	$0.46	(24.2)%
Customer Connections—end of period
On-net	80,723	77,305	4.4%
Off-net	12,669	11,970	5.8%

Service Revenue. We continually work to grow our total service revenue by increasing the number of potential customers that we can reach on our network. We do this by investing capital to expand the geographic footprint of our network, by increasing the number of buildings that we are connected to, including carrier neutral data centers and multi-tenant office buildings, and by increasing our penetration rate into our existing buildings. These efforts broaden the global reach of our network and increase the size of our potential addressable market. We also seek to grow our service revenue by investing in our sales and marketing team. We typically sell corporate connections at similar pricing to our competitors, but our clients benefit from our significantly faster speeds, enhanced service level agreements and rapid installation times. In the net-centric market, we offer comparable services in terms of capacity but typically at significantly lower prices.

Our service revenue increased by 3.8% from 2020 to 2021. Exchange rates positively impacted our increase in service revenue by $5.3 million. All foreign currency comparisons herein reflect results for 2021 translated at the average foreign currency exchange rates for 2020. We increased our total service revenue by expanding our network, by adding additional buildings to our network, by increasing our penetration into the buildings connected to our network and by gaining market share by offering our services at lower prices than our competitors.

Revenue recognition standards include guidance relating to any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, gross receipts taxes, Universal Service Fund fees and certain state regulatory fees. We record these taxes billed to our customers on a gross basis (as service revenue and network operations expense) in our consolidated statements of operations. The impact of these taxes including the Universal Service Fund resulted in an increase to our revenues from 2020 to 2021 of $3.4 million.

Our corporate customers generally purchase their services on a price per connection basis. Our net-centric customers generally purchase their services on a price per megabit basis. Revenues from our corporate and net-centric customers represented 60.8% and 39.2% of total service revenue, respectively, for 2021 and represented 67.5% and 32.5% of total service revenue, respectively, for 2020. Revenues from corporate customers decreased by 6.5% to $358.4 million for 2021 from 2020. Revenues from our net-centric customers increased by 25.3% to $231.4 million for 2021 from 2020.

Our corporate customers take advantage of our superior speeds, service levels and installation times versus our competitors. The growing trend of customers installing second lines for redundancy in order to construct VPNs has also led to our ability to increase our corporate revenues. However, beginning in the second quarter of 2020, we saw corporate customers take a more cautious approach to new configurations and upgrades as well as a reduction in demand for connecting smaller satellite offices as a result of the challenges and uncertainties of the COVID-19 pandemic. We also witnessed a deteriorating real estate market in and around the buildings we service, with rising vacancy levels and falling lease initiations or renewals resulting in fewer sales opportunities for our salesforce. As a result, we have experienced a slowdown in new sales to our corporate customers which negatively impacted our corporate revenue results. While we believe that demand for office space in the buildings in which we operate will remain among the strongest in our markets, we may experience increased corporate customer turnover, fewer upgrades of existing corporate customer configurations and fewer new tenant opportunities which would negatively impact our corporate revenue growth.

Our revenue from our net-centric customers increased primarily due to an increase in our number of net-centric customers and growth in network traffic from these customers partly offset by a decline in our average price per megabit. Our net-centric customers purchase our services on a price per megabit basis. The net-centric market exhibits significant pricing pressure due to the continued introduction of new technology which lowers the marginal cost of transmission and routing, and the commodity nature of the service where price is typically the only differentiating factor for these customers. Our average price per megabit of our installed base of customers declined by 24.2% from 2020 to 2021. We expect that our average price per megabit will continue to decline at similar rates. The impact of foreign exchange rates has a more significant impact on our net-centric revenues.

Our on-net revenues increased by 5.6% from 2020 to 2021. Our on-net revenues increased as we increased the number of our on-net customer connections by 4.4% at December 31, 2021 from December 31, 2020. On-net revenues increased at a greater rate than on-net customer connections primarily due to an increase in our on-net ARPU from 2020 to 2021 and the positive impact of foreign exchange. ARPU is determined by dividing revenue for the period by the average customer connections for that period.

Our off-net revenues decreased by 1.2% from 2020 to 2021. Our off-net revenues decreased primarily from the 5.2% decrease in our off-net ARPU from 2020 to 2021 offsetting the 5.8% increase in the number of our off-net customer connections from December 31, 2020 to December 31, 2021.

Network Operations Expenses. Network operations expenses include the costs of personnel associated with service delivery, network management and customer support, network facilities costs, fiber and equipment maintenance fees, leased circuit costs, access and facilities fees paid to building owners and excise taxes billed to our customers and recorded on a gross basis. Non-cash equity-based compensation expense is included in network operations expenses consistent with the classification of the employee’s salary and other compensation. Our network operations expenses, including non-cash equity-based compensation expense, increased by 3.3% for 2021 from 2020. The increase in network operations expense is primarily attributable to an increase in costs related to our network and facilities expansion activities and an increase in equity-based compensation expense from the vesting of restricted employee shares, partly offset by price reductions obtained in certain of our leased circuit costs and the impact of a renewal of an IRU fiber lease agreement in the second quarter of 2020. When we adopted ASU 2016-02, we elected to apply certain practical expedients under ASU 2016-02 including not separating the lease and non-lease components of our finance and operating leases. As a result of accounting for this IRU renewal under ASU 2016-02, the present value of $1.8 million of quarterly maintenance and co-location fees (non-lease components) that were previously accounted for as network operations expenses prior to the second quarter of 2020, were capitalized as a finance lease liability and right-of-use leased asset totaling $34.0 million. Amortization of the right-of-use asset is recorded as depreciation and amortization expense and the payments that are made toward the finance lease liability are recorded as a reduction of the finance lease liability and interest expense.

Selling, General, and Administrative (“SG&A”) Expenses. Our SG&A expenses, including non-cash equity-based compensation expense, increased by 2.5% for 2021 from 2020. Non-cash equity-based compensation expense is included in SG&A expenses consistent with the classification of the employee’s salary and other compensation. SG&A expenses increased primarily from an increase in salaries and related costs required to support our expansion and increases in our sales efforts, partly offset by a reduction in sales meeting and travel costs related to the COVID-19 pandemic and a reduction in bad debt expense. Our sales force headcount was 712 at December 31, 2020 and 633 at December 31, 2021, and our total headcount was 1,083 at December 31, 2020 and 1,001 at December 31, 2021. We experienced an increase in both voluntary and involuntary employee departures, particularly within our sales department, in the third and fourth quarters of 2021. We believe that this rise in departures was attributable both to an increased focus on monitoring sales productivity and to the unwillingness of some employees to be vaccinated and/or to return to a full-time, in-office environment.

Depreciation and Amortization Expenses. Our depreciation and amortization expense increased by 6.9% for 2021 from 2020. The increase is primarily due to the depreciation expense associated with the increase in deployed fixed assets and the impact of a renewal of an IRU fiber lease agreement in the second quarter of 2020. As a result of accounting for this IRU renewal under ASU 2016-02, the present value of $1.8 million of quarterly maintenance and co-location fees (non-lease components) that were previously accounted for as network operations expenses prior to the second quarter of 2020, were capitalized as a finance lease liability and right-of-use leased asset totaling $34.0 million. Amortization of the right-of-use asset is recorded as depreciation and amortization expense and the payments that are made toward the finance lease liability are recorded as a reduction of the finance lease liability and interest expense.

Interest Expense and Losses on Debt Extinguishment and Redemptions. Our interest expense resulted from interest incurred on our $445.0 million of our 2022 Notes until these notes were fully extinguished in May 2021, interest incurred on our €350.0 million of 2024 Notes, interest incurred on our $500.0 million of 2026 Notes that we issued in May 2021, interest incurred on our installment payment agreement and interest incurred on our finance lease obligations. We issued €215.0 million of our 2024 Notes in June 2020 and €135.0 million of our 2024 Notes were issued in June 2019. In June 2020, we redeemed and extinguished our $189.2 million of 2021 Notes at par value resulting in a loss on debt extinguishment and redemption of $0.6 million for the year ended December 31, 2020. In March 2021, we redeemed and extinguished $115.9 million of our 2022 Notes at 103.24% of par value resulting in a loss on debt extinguishment and redemption of $3.9 million and reduced the par value from $445.0 million to $329.1 million. In May 2021, we extinguished the remaining $329.1 million of our 2022 Notes at par value and deposited funds with the trustee to pay $11.5 million of interest through December 1, 2021 resulting in a loss on debt extinguishment and redemption of $10.8 million for the year ended December 31, 2021.

In August 2021 we entered into our Swap Agreement that has the economic effect of modifying the fixed interest rate obligation associated with our 2026 Notes to a variable interest rate obligation based on SOFR so that the interest payable on the 2026 Notes effectively became variable based on overnight SOFR. The Swap Agreement is recorded at its fair value at each reporting period, and we incurs gains and losses due to changes in market interest rates. The values that we report for the Swap Agreement as of each reporting date are recognized as non-cash interest expense with the corresponding amounts included in assets or liabilities in our consolidated balance sheets. As of December 31, 2021 the fair value of our Swap Agreement was a net liability of $9.0 million and we recorded an unrealized loss as interest expense related to our Swap Agreement of $9.0 million in 2021. We did not elect hedge accounting for our Swap Agreement. Our interest expense increased by 7.3% from 2020 to 2021. This increase was primarily due to the reduction in interest expense from the lower interest rate on our new 2026 Notes as compared to our extinguished 2022 Notes being offset by the additional $9.0 million of additional non-cash interest expense we recorded related to our Swap Agreement.

Realized Gain and Unrealized Gain (Loss) on Foreign Exchange – 2024 Notes. In June 2020, our €215.0 million of 2024 Notes were issued at a Euro to USD rate of $1.112. We received proceeds in USD on the 2024 Notes on June 9, 2020 at a Euro to USD rate of $1.133 resulting in a realized gain on foreign exchange of $2.5 million. Our 2024 Notes were issued in Euros and are reported in our reporting currency – US Dollars. As of December 31, 2021, our 2024 Notes were valued at $397.0 million. Our unrealized gain (loss) on foreign exchange on our 2024 Notes from converting our 2024 Notes into USD was $32.5 million for 2021 and $(37.0) million for 2020. We have not entered into hedging arrangements for our foreign currency obligations.

Income Tax Expense. Our income tax expense was $23.2 million for 2021 and $4.1 million for 2020. The increase in our income tax expense is primarily related to an increase in certain non-deductible expenses and the increase in our income before income taxes.

Buildings On-net. As of December 31, 2021 and 2020, we had a total of 3,035 and 2,914 on-net buildings connected to our network, respectively. The increase in our on-net buildings was a result of our disciplined network expansion program. We anticipate adding a similar number of buildings to our network for the next several years.

Liquidity and Capital Resources

In assessing our liquidity, management reviews and analyzes our current cash balances, accounts receivable, accounts payable, accrued liabilities, capital expenditure commitments, and required finance lease and debt payments and other obligations. As our business has grown as a result of an increasing customer base, broader geographic coverage and increased traffic on our network, we have produced a growing level of operating cash flow. As a result of the operating leverage of our network, our annual capital expenditures as measured as a percentage of revenues has fallen over the last decade. Increasing our operating cash flow is in part dependent upon expanding our geographic footprint and increasing our network capacity. Recent supply chain issues may adversely impact our ability to grow our network and revenue.

We have also had increasing success in raising capital by issuing notes and arranging financing and leases that have had a lower cost and more flexible terms. The combination of this improved operating performance and access to capital has enhanced our financial flexibility and increased our ability to make distributions to shareholders in the form of cash dividends or through share repurchases. Since our initial public offering, we have returned over $1.0 billion to our shareholders through share repurchases and dividends. We will continue to assess our capital and liquidity needs and, where appropriate, return capital to shareholders.

Over the next several years we have significant contractual and anticipated cash outlays including our indicative dividend payments on our common stock, our maturing debt obligations, interest payments on our debt obligations and our projected capital expenditure requirements in order to help execute our business plan. Based upon our historical growth rate of our dividend, we expect that we would have to provide approximately $353 million in order to meet our quarterly dividend payments over the next two years. Our $500.0 million of Senior Secured Notes mature in May 2026 and include annual interest payments of $17.5 million until maturity. Our €350 million of Senior Unsecured Euro Notes mature in June 2024 and include annual interest payments €15.3 million until maturity. Our €350 million of Senior Unsecured Euro Notes are denominated in Euros and expose us to potentially unfavorable adverse movements in foreign currency rate changes. Our overseas operations provides us access to Euros, however these amounts may be insufficient to fund our obligations under our Senior Unsecured Euro Notes. Additionally, we have not entered into foreign currency hedging arrangements which would seek to reduce our risks related to foreign exchange volatility.

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

Impact of COVID-19 on Our Liquidity and Operating Performance

We continue to operate with a high level of liquidity, and as of December 31, 2021, we had cash, cash equivalents and restricted cash of $328.6 million. The COVID-19 pandemic has not impacted our credit rating to date, nor do we believe that it has materially changed our cost of capital. We believe we are able to timely service our debt obligations and will not require any concessions to do so. We believe we will have access to additional capital from a variety of sources and the public capital markets for debt and equity.

In late March 2020, we adopted a mandatory policy through which we required all employees to work from home and follow shelter in place guidelines issued by state and local authorities. In July 2021, we allowed all employees to return voluntarily to all offices in the United States. In August 2021, we notified our employees that they would be required to return to the office on a full time basis in the United States beginning in September 2021 and that they would be required to attest that they were fully vaccinated against the COVID-19 virus to do so. Employees had until October 11, 2021 to provide their vaccine self-attestation. Fully vaccinated employees in the United States returned to our offices on a full-time basis in early September 2021. In October 2021, we opened most of our non-US offices for employees to return on a voluntary basis and, where permitted, on a mandatory basis in November 2021.

The spread of the Omicron variant around the world in December 2021 caused us to modify further our office environment. First, we mandated that all U.S. employees receive a COVID-19 booster vaccine no later than six weeks after first becoming eligible for such vaccine. Second, we mandated that all U.S. employees provide proof of vaccination to us. Third, for offices around the world that had not been closed by government order, we shifted much of our workforce to fully remote status on a temporary basis at the end of 2021 in order to reduce the density of our offices. Sales representatives with less than 12 months tenure, sales representative on performance improvement plans and their managers are currently still working in our offices on a full-time basis, as we believe that the training and coaching required by new and underperforming sales representatives is significantly more effective when provided in an in-office environment.

Our employees have largely complied with our vaccine mandate in the United States. However, we experienced an increase in both voluntary and involuntary employee departures, particularly within our sales department, in the third and fourth quarters of 2021. We believe this rise in departures is attributable both to an increased focus on managing underperforming sales representatives and to the unwillingness of some employees to be vaccinated and/or to return to a full time, in office environment. As a result of our decisions to mandate COVID vaccination and to require employees to return to our offices on a full time basis, we may find it difficult to retain existing employees or hire new employees. If this occurs, we may experience lower sales, revenue and profitability.

We have experienced certain corporate customers taking a more cautious approach to new configurations and upgrades as well as a reduction in demand for connecting smaller satellite offices as a result of the challenges and uncertainties of the COVID-19 pandemic. We also have witnessed a deteriorating real estate market in and around the buildings we service with rising vacancy levels and falling lease initiations or renewals which resulted in fewer sales opportunities for our salesforce and a reduction in VPN opportunities. As a result, we experienced a slowdown in new sales to our corporate customers which negatively impacted our corporate revenue growth. Moreover, with the spread of the Delta variant of COVID-19 in the summer of 2021 and then the Omicron variant in December of 2021, we believe many companies delayed the return of their employees to in-office work. As the pandemic has continued, and the return of employees to their offices has been delayed, a greater number of corporate customers with contracts that reached their termination date have elected not to renew their service with us. As such, we began to see increased corporate customer turnover. We also experienced a reduction in new sales to corporate customers. While we believe that demand for office space in the buildings in which we operate will remain among the strongest in our markets, and that most employers will eventually require their employees to return to their offices, we may experience increased customer turnover, fewer upgrades of existing customer configurations and fewer new tenant opportunities. These trends may negatively impact our revenue growth, cash flows and profitability.

We have seen a slight slowdown in the availability and delivery of networking equipment and optical fiber. While we believe we can adequately manage the operation, maintenance, upgrading and growth of our network, a worsening or prolonged slowdown may impact our ability to expand and augment our network.

Shortly after COVID-19 began its rapid spread around the world, domestic and worldwide capital markets ceased normal operations for a short period. While worldwide capital markets have remained unstable or unpredictable since then, particularly for non-investment grade issuers, legislative bodies and reserve banks have taken various actions in response to the pandemic that have impacted the capital markets, and we expect that these efforts may continue. We cannot predict whether new COVID-19 variants will arise and spread widely, the impact of the spread of new COVID-19 variants on the global economy, how national and local governments may react to the spread of new variants nor predict the impact the variants and any measures taken in response may have on our operations, employee retention, revenue growth, cash flows and our profitability.

Cash Flows

The following table sets forth our consolidated cash flows.

	Year Ended December 31,
	2021	2020	2019

	(in thousands)
Net cash provided by operating activities	$170,257	$140,320	$148,809
Net cash used in investing activities	(69,916)	(55,952)	(46,958)
Net cash (used in) provided by financing activities	(140,825)	(116,002)	22,020
Effect of exchange rates on cash	(2,193)	3,513	(542)
Net (decrease) increase in cash, cash equivalents and restricted cash during the year	$(42,677)	$(28,121)	$123,329

Net Cash Provided By Operating Activities. Our primary source of operating cash is receipts from our customers who are billed on a monthly basis for our services. Our primary uses of operating cash are payments made to our vendors, employees and interest payments made to our finance lease vendors and our note holders. Our changes in cash provided by operating activities are primarily due to changes in our operating profit and changes in our interest payments. Cash provided by operating activities for 2021, 2020 and 2019 included interest payments on our note obligations of $50.1 million, $48.8 million and $38.0 million, respectively.

Net Cash Used In Investing Activities. Our primary use of investing cash is for purchases of property and equipment. These amounts were $69.9 million, $56.0 million and $47.0 million for 2021, 2020 and 2019, respectively. The annual changes in purchases of property and equipment are primarily due to the timing and scope of our network expansion activities including geographic expansion and adding buildings to our network. In 2020 and 2019 we obtained $5.8 million and $11.3 million, respectively, of network equipment and software in non-cash exchanges for notes payable under an installment payment agreement. There was no network equipment and software obtained under the installment payment agreement in 2021.

Net Cash (Used In) Provided By Financing Activities. Our primary uses of cash for financing activities are for dividend payments, stock purchases and principal payments under our debt and finance lease obligations. During 2021, 2020 and 2019 we paid $150.3 million, $129.4 million and $112.6 million, respectively, for our quarterly dividend payments. Our quarterly dividend payments have increased due to regular quarterly increases in our quarterly dividend per share amounts. Amounts paid under our stock buyback program were $4.5 million for 2020. There were no stock purchases during 2021 or 2019. Principal payments under our finance lease obligations were $23.1 million, $24.0 million and $9.1 million for 2021, 2020 and 2019, respectively, and are impacted by the timing and extent of our network expansion activities. Total installment payment agreement principal payments were $6.9 million, $10.5 million and $10.0 million for 2021, 2020 and 2019, respectively.

We completed a series of debt redemptions and issuances in 2021, 2020 and 2019. In March 2021, we paid $119.7 million to redeem and extinguish $115.9 million of our 2022 Notes at 103.24% of par value. In May 2021, we redeemed and extinguished the remaining $329.1 million of our 2022 Notes at par value and deposited funds with the trustee to pay $11.5 million of interest through December 1, 2021. The total payments to redeem our 2022 Notes were $459.3 million. In May 2021, we issued $500.0 million of our 2026 Notes for net proceeds of $496.9 million. In June 2020, we redeemed our $189.2 million of our 2021 Notes at par value and completed an offering of €215.0 million of our 2024 Notes for net proceeds of $240.3 million. In June 2019 we received net proceeds of $152.1 million from the issuance of €135.0 million of our 2024 Notes.

Indebtedness

Our total cash, cash equivalents and restricted cash at December 31, 2021 were $328.6 million. We believe this level of liquidity reduces our exposure to refinancing risk, potential underperformance of the business or other unforeseen challenges and enhances our ability to pursue acquisitions or operating opportunities. We intend upon holding levels of cash and cash equivalents sufficient to maintain our ability to fund operations, refinance indebtedness and make dividend payments to our shareholders.

Our total indebtedness at December 31, 2021, at par value, was $1.1 billion. Our total indebtedness at December 31, 2021 includes $245.9 million of finance lease obligations for dark fiber under long-term IRU agreements.

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

Senior secured notes—$500.0 million

In May 2021, Group issued $500.0 million of 2026 Notes. The 2026 Notes were sold in private offerings for resale to qualified institutional buyers pursuant to SEC Rule 144A and mature on May 1, 2026. Interest accrues at 3.50% and is paid semi-annually in arrears on May 1 and November 1 of each year. Holdings provided a guarantee of the 2026 Notes but Holdings is not subject to the covenants under the indenture.

Senior unsecured notes—€350.0 million

In June 2019, Group completed an offering of €135.0 million of 2024 Notes. In June 2020, Group completed an offering of €215.0 million of 2024 Notes. The 2024 Notes were sold in private offerings for resale to qualified institutional buyers pursuant to SEC Rule 144A and mature on June 30, 2024. Interest accrues at 4.375% and is paid semi-annually in arrears on June 30 and December 30 of each year. Holdings provided a guarantee of the 2024 Notes but Holdings is not subject to the covenants under the indenture.

Limitations under the indentures

The indenture governing the 2024 Notes (the “2024 Notes Indenture”) and the 2026 Notes (the “2026 Notes Indenture”), among other things, limit the Company’s ability to incur indebtedness; to pay dividends or make other distributions; to make certain investments and other restricted payments; to create liens; to consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; to incur restrictions on the ability of a subsidiary to pay dividends or make other payments; and to enter into certain transactions with its affiliates. There are certain exceptions to the limitations on our ability to incur indebtedness under the 2024 Notes Indenture and the 2026 Notes Indenture, including IRU agreements incurred in the normal course of business and any additional indebtedness if (i) under the 2024 Notes Indenture, our consolidated leverage ratio, as defined in 2024 Notes Indenture, is less than 6.0 to 1.0 and (ii) under the 2026 Notes Indenture, either our consolidated leverage ratio, as defined in 2026 Notes Indenture, is less than 6.0 to 1.0 or our fixed charge coverage ratio, as defined in the 2026 Notes Indenture, is greater than 2.0 to 1.0. We can also incur unlimited liens (which can be used, together with capacity under the debt covenant, to incur additional secured indebtedness) if our consolidated secured leverage ratio, as defined in each of the 2024 Notes Indenture and the 2026 Notes Indenture, is less than 4.0 to 1.0. The 2024 Notes Indenture permits restricted payments, such as dividends and stock purchases, using accumulated consolidated cash flow, as defined in the 2024 Notes indenture, when our consolidated leverage ratio, as defined by the 2024 Notes Indenture, is less than 4.25 to 1.00. Under the 2026 Notes Indenture, such accumulated consolidated cash flow, as defined therein, can be used to make such restricted payments if we are able to incur $1 of debt, as defined (i.e., either its consolidated leverage ratio is less than 6.0 to 1.0 or our fixed charge coverage ratio is greater than 2.0 to 1.0). Our consolidated leverage ratio was above 4.25 as of December 31, 2021, and our fixed charge coverage ratio was above 2.0 as of December 31, 2021. As of December 31, 2021, a total of $185.5 million was unrestricted and permitted for restricted payments including dividends and stock purchases.

Summarized Financial Information of Holdings

Holdings is a guarantor under the 2024 and 2026 Notes. Under the indentures we are required to disclose financial information of Holdings including its assets, liabilities and its operating results (“Holdings Financial Information”). The Holdings Financial Information as of and for the year ended December 31, 2021 is detailed below (in thousands).

December 31, 2021
(Unaudited)
Cash and cash equivalents	$147,442
Accrued interest receivable	2
Total assets	$147,444

Investment from subsidiaries	$410,113
Common stock	48
Accumulated deficit	(262,717)
Total equity	$147,444

Year Ended
December 31, 2021
(Unaudited)
Equity‑based compensation expense	$30,044
Interest income	101
Net loss	$(29,943)

Common Stock Buyback Program

Our Board of Directors has approved through December 31, 2022, purchases of our common stock under a buyback program (the “Buyback Program”). We purchased 79,056 shares of our common stock for $4.5 million during the year ended December 31, 2020 at an average price per share of $56.85. There were no purchases of common stock during the years ended December 31, 2021 and December 31, 2019. As of December 31, 2021 there was a total of $30.4 million available under the Buyback Program.

Dividends on Common Stock

Dividends are recorded as a reduction to retained earnings. Dividends on unvested restricted shares of common stock are paid as the awards vest. Our initial quarterly dividend payment was made in the third quarter of 2012. On February 23, 2022, our Board of Directors approved the payment of our quarterly dividend of $0.855 per common share. The dividend for the first quarter of 2022 will be paid to holders of record on March 11, 2022. This estimated $39.7 million dividend payment is expected to be made on March 25, 2022.

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

Interest Rate Risk

Interest Expense and Restricted Cash

Our cash flow exposure due to changes in interest rates related to our 2024 Notes is limited as our 2024 Notes have a fixed interest rate. Beginning in August 2021 we used a derivative financial instrument to manage our interest rate risk on our 2026 Notes. As of December 31, 2021, we were counterparty to our Swap Agreement that has the economic effect of modifying our fixed-interest rate obligation associated with our 2026 Notes to a variable interest rate obligation based on SOFR. The Swap Agreement is recorded at its fair value at each reporting period and we incur gains and losses due to changes in market interest rates. The values that we report for the Swap Agreement as of each reporting date are recognized as additional non-cash interest expense or a reduction to interest expense with the corresponding amount included in liabilities or assets, respectively, in our consolidated balance sheets. By entering into this Swap Agreement, we have assumed the risk associated with variable interest rates based upon SOFR related to our 2026 Notes. We have not entered into hedge agreements related to our 2024 Notes and we do not use derivative financial instruments for trading purposes. We have a $20.0 million interest-bearing deposit with the counterparty to the Swap Agreement. If the fair value of the Swap Agreement exceeds a net liability of $20.0 million, we will be required to deposit additional funds with the counterparty equal to the net liability that is in excess of $20.0 million. As of December 31, 2021, the fair value of the Swap Agreement was a net liability of $9.0 million, as a result, $9.0 million of the $20.0 million deposit was restricted and $11.0 million was unrestricted. A 1.0% change in interest rates as of December 31, 2021 would impact our interest expense related to our Swap Agreement by approximately $20.4 million.

Interest Income

Our interest income is sensitive to changes in the general level of interest rates. However, based upon the nature and current level of our investments, which consist of cash, cash equivalents and restricted cash, we believe that there is no material interest rate exposure related to our investments.

Foreign Currency Exchange Risk

Our operations outside of the United States and our 2024 Notes expose us to potentially unfavorable adverse movements in foreign currency rate changes. We have not entered into forward exchange contracts related to our foreign currency exposure. While we record financial results and assets and liabilities from our international operations in the functional currency, which is generally the local currency, these results are reflected in our consolidated financial statements in US dollars. Therefore, our reported results are exposed to fluctuations in the exchange rates between the US dollar and the local currencies, in particular the Euro and the Canadian dollar. In addition, we may fund certain cash flow requirements of our international operations including our interest and principal payment obligations, while due in Euros, on our 2024 notes primarily in US dollars. Accordingly, in the event that the local currencies strengthen versus the US dollar to a greater extent than planned, the revenues, expenses and cash flow requirements associated with our international operations may be significantly higher in US-dollar terms than planned. During the year ended December 31, 2021, our foreign activities accounted for 25.5% of our consolidated revenue. A 1.0% change in foreign exchange rates would impact our consolidated annual revenue by approximately $1.2 million. A 1% change in foreign exchange rates as of December 31, 2021 would impact the reported value of our 2024 Notes by approximately $4.0 million. Changes in foreign currency rates could adversely and materially affect our operating results and cash flow.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Cogent Communications Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cogent Communications Holdings, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of comprehensive income, shareholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a)2 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2022 expressed an unqualified opinion thereon.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion

Critical Audit Matter

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Determining the presentation and disclosure requirements for Indefeasible Right of Use Lease Assets and Liabilities
Description of the Matter

As described in Notes 1 and 2 to the consolidated financial statements, as of December 31, 2021, the Company has $275.4 million and $245.9 million of indefeasible right of use (IRU) finance lease assets, net, and liabilities, respectively, and recorded $50.8 million of IRU finance lease assets and liabilities additions during the year ended December 31, 2021. The Company makes certain judgments and estimates to determine whether a lease is classified as an operating lease versus a financing lease at the lease commencement date.

Auditing the classification of IRU lease agreements involved subjectivity due to the application of judgment in management’s determination of the economic life of the underlying asset (the optical fiber) because there is relatively limited publicly available information about the optical fiber market on which to base those judgements. Changes in this assumption may have a material effect on the presentation and disclosure of the Company’s leasing activities within the financial statements due to the volume of the IRU lease agreements executed each period.

How We Addressed the Matter in Our Audit

We tested the design and operating effectiveness of the Company’s controls over the process to determine the economic life of the underlying asset (the optical fiber) of the IRU leases.

To test the classification of IRU lease agreements, our audit procedures included among others, assessing the Company’s assumptions by evaluating industry practices in estimating the economic life of optical fiber, compared to those assumptions selected by management.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002

Tysons, VA

February 25, 2022

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2021 AND 2020

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	2021	2020
Assets
Current assets:
Cash and cash equivalents	$319,609	$371,301
Restricted cash	9,015	—
Accounts receivable, net of allowance for credit losses of $1,510 and $1,921, respectively	41,938	44,185
Prepaid expenses and other current assets	39,015	40,851
Total current assets	409,577	456,337
Property and equipment:
Property and equipment	1,619,515	1,515,867
Accumulated depreciation and amortization	(1,161,635)	(1,085,532)
Total property and equipment, net	457,880	430,335
Right-of-use leased assets	101,687	99,666
Deposits and other assets	15,413	14,139
Total assets	$984,557	$1,000,477
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,923	$9,775
Accrued and other current liabilities	39,057	51,029
Current maturities, operating lease liabilities	12,197	11,151
Installment payment agreement, current portion, net of discount of $6 and $136, respectively	785	6,786
Finance lease obligations, current maturities	17,048	15,702
Total current liabilities	81,010	94,443
Senior secured 2022 notes, net of unamortized debt costs of $1,052 and including premium of $544	—	444,492
Senior unsecured 2024 Euro notes, net of unamortized debt costs of $2,121 and $2,961, respectively and net of discount of $772 and $1,142, respectively	394,112	425,160
Senior unsecured 2026 notes, net of unamortized debt costs of $1,156 and discount of $1,536	497,308	—
Operating lease liabilities, net of current maturities	111,794	111,318
Finance lease obligations, net of current maturities	228,822	203,438
Other long-term liabilities	44,609	14,792
Total liabilities	1,357,655	1,293,643
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 75,000,000 shares authorized; 47,674,189 and 47,214,077 shares issued and outstanding, respectively	48	47
Additional paid-in capital	547,734	515,867
Accumulated other comprehensive loss	(11,003)	(1,306)
Accumulated deficit	(909,877)	(807,774)
Total stockholders’ deficit	(373,098)	(293,166)
Total liabilities and stockholders’ equity	$984,557	$1,000,477

The accompanying notes are an integral part of these consolidated balance sheets.

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR EACH OF THE THREE YEARS ENDED DECEMBER 31, 2021

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	2021	2020	2019
Service revenue	$589,797	$568,103	$546,159
Operating expenses:
Network operations (including $2,521, $1,219 and $994 of equity-based compensation expense, respectively), exclusive of amounts shown separately	226,337	219,157	219,801
Selling, general, and administrative (including $24,301, $22,306 and $17,466 of equity-based compensation expense, respectively)	162,380	158,476	146,913
Depreciation and amortization	89,240	83,477	80,247
Total operating expenses	477,957	461,110	446,961
Gains on equipment transactions	18	352	1,059
Gains (losses) on lease terminations	7,375	(423)	—
Operating income	119,233	106,922	100,257
Interest expense	(67,074)	(62,486)	(57,453)
Realized foreign exchange gain on 2024 Euro Notes	—	2,533	—
Unrealized foreign exchange gain (loss) on 2024 Euro Notes	32,522	(36,997)	2,271
Loss on debt extinguishment and redemption – 2021 Notes	—	(638)	—
Loss on debt extinguishment and redemption – 2022 Notes	(14,698)	—	—
Interest income and other	1,437	978	7,599
Income before income taxes	71,420	10,312	52,674
Income tax expense	(23,235)	(4,096)	(15,154)
Net income	$48,185	$6,216	$37,520

Comprehensive income:
Net income	$48,185	$6,216	$37,520
Foreign currency translation adjustment	(9,697)	11,020	(1,398)
Comprehensive income	$38,488	$17,236	$36,122
Basic net income per common share	$1.04	$0.14	$0.82
Diluted net income per common share	$1.03	$0.13	$0.81
Dividends declared per common share	$3.17	$2.78	$2.44
Weighted-average common shares-basic	46,419,180	45,947,772	45,542,315
Weighted-average common shares -diluted	46,963,920	46,668,198	46,080,395

The accompanying notes are an integral part of these consolidated statements.

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR EACH OF THE THREE YEARS ENDED DECEMBER 31, 2021

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholder’s
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance at December 31, 2018	46,336,499	$46	$471,331	$(10,928)	$(609,451)	$(149,002)
Forfeitures of shares granted to employees	(12,632)	—	—	—	—	—
Equity-based compensation	—	—	20,210	—	—	20,210
Foreign currency translation	—	—	—	(1,398)	—	(1,398)
Issuances of common stock	473,550	1	—	—	—	1
Exercises of options	43,017	—	1,637	—	—	1,637
Dividends paid	—	—	—	—	(112,647)	(112,647)
Net income	—	—	—	—	37,520	37,520
Balance at December 31, 2019	46,840,434	$47	$493,178	$(12,326)	$(684,578)	$(203,679)
Forfeitures of shares granted to employees	(53,428)	—	—	—	—	—
Equity-based compensation	—	—	25,802	—	—	25,802
Foreign currency translation	—	—	—	11,020	—	11,020
Issuances of common stock	476,030	—	—	—	—	—
Exercises of options	30,097	—	1,382	—	—	1,382
Common stock purchases and retirement	(79,056)	—	(4,495)	—	—	(4,495)
Dividends paid	—	—	—	—	(129,412)	(129,412)
Net income	—	—	—	—	6,216	6,216
Balance at December 31, 2020	47,214,077	$47	$515,867	$(1,306)	$(807,774)	$(293,166)
Forfeitures of shares granted to employees	(47,436)	—	—	—	—	—
Equity-based compensation	—	—	30,044	—	—	30,044
Foreign currency translation	—	—	—	(9,697)	—	(9,697)
Issuances of common stock	471,080	1	—	—	—	1
Exercises of options	36,468	—	1,823	—	—	1,823
Common stock purchases and retirement	—	—	—	—	—	—
Dividends paid	—	—	—	—	(150,288)	(150,288)
Net income	—	—	—	—	48,185	48,185
Balance at December 31, 2021	47,674,189	$48	$547,734	$(11,003)	$(909,877)	$(373,098)

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR EACH OF THE THREE YEARS ENDED DECEMBER 31, 2021

(IN THOUSANDS)

	2021	2020	2019
Cash flows from operating activities:
Net income	$48,185	$6,216	$37,520
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	89,240	83,477	80,247
Amortization of debt discount and premium	1,759	1,894	1,807
Equity-based compensation expense (net of amounts capitalized)	26,822	23,525	18,460
Unrealized foreign currency exchange loss (gain) on 2024 Euro Notes	(32,522)	36,997	(2,271)
Realized foreign currency exchange gain on 2024 Euro Notes	—	(2,533)	—
Loss on extinguishment & redemption of 2022 notes	14,698	—	—
Loss on extinguishment & redemption of 2021 notes	—	638	—
Gain – lease termination	(7,375)	—	—
Gains—equipment transactions and other, net	69	(546)	(358)
Deferred income taxes	18,159	282	12,158
Changes in operating assets and liabilities:
Accounts receivable	1,385	(2,702)	1,067
Prepaid expenses and other current assets	(17)	(2,771)	(3,730)
Deposits and other assets	(12)	(873)	(1,131)
Accounts payable, accrued liabilities and other long-term liabilities	9,866	(3,284)	5,040
Net cash provided by operating activities	170,257	140,320	148,809
Cash flows from investing activities:
Purchases of property and equipment	(69,916)	(55,952)	(46,958)
Net cash used in investing activities	(69,916)	(55,952)	(46,958)
Cash flows from financing activities:
Net proceeds from issuance of 2026 Notes, net of debt costs of $1,317	496,933	—	—
Net proceeds from issuance of 2024 Euro Notes, net of debt costs of $2,137 and $1,556, respectively	—	240,285	152,134
Redemption and extinguishment of 2022 Notes	(459,317)	—	—
Redemption and extinguishment of 2021 Notes	—	(189,225)	—
Dividends paid	(150,288)	(129,412)	(112,647)
Principal payments of finance lease obligations	(23,054)	(23,990)	(9,097)
Principal payments of installment payment agreement	(6,922)	(10,547)	(10,007)
Purchases of common stock	—	(4,495)	—
Proceeds from exercises of common stock options	1,823	1,382	1,637
Net cash (used in) provided by financing activities	(140,825)	(116,002)	22,020
Effect of exchange rate changes on cash	(2,193)	3,513	(542)
Net (decrease) increase in cash and cash equivalents & restricted cash	(42,677)	(28,121)	123,329
Cash and cash equivalents & restricted cash, beginning of year	371,301	399,422	276,093
Cash and cash equivalents & restricted cash, end of year	$328,624	$371,301	$399,422
Supplemental disclosures of cash flow information:
Cash paid for interest	$59,497	$62,917	$56,022
Cash paid for income taxes	4,452	3,446	3,409
Non-cash investing and financing activities:
Finance lease obligations incurred	50,831	71,622	14,307
PP&E obtained for installment payment agreement	—	5,771	11,255
Fair value of equipment acquired in leases	—	536	1,207
Non-cash component of network equipment obtained in exchange transactions	—	320	978

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of the business and summary of significant accounting policies:

Reorganization and merger

On May 15, 2014, pursuant to the Agreement and Plan of Reorganization (the “Merger Agreement”) by and among Cogent Communications Group, Inc. (“Group”), a Delaware corporation, Cogent Communications Holdings, Inc., a Delaware corporation (“Holdings”) and Cogent Communications Merger Sub, Inc., a Delaware corporation, Group adopted a new holding company organizational structure whereby Group is now a wholly owned subsidiary of Holdings. Holdings is a “successor issuer” to Group pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). References to the “Company” for events that occurred prior to May 15, 2014 refer to Cogent Communications Group, Inc. and its subsidiaries and on and after May 15, 2014 the “Company” refers to Cogent Communications Holdings, Inc. and its subsidiaries. Cogent Communications, Inc. is wholly owned by Group and the vast majority of Cogent’s assets, contractual arrangements, and operations are executed by Cogent Communications, Inc.

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

The Company offers on-net Internet access services exclusively through its own facilities, which run from its network to its customers’ premises. The Company offers its on-net services to customers located in buildings that are physically connected to its network. As a result, the Company is not dependent on local telephone companies or cable TV companies to serve its customers for its on-net Internet access and private network services. The Company’s on- net service consists of high-speed Internet access and private network services offered at speeds ranging from 100 megabits per second to 400 gigabits per second.

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

Allowance for credit losses

The Company establishes an allowance for credit losses and other sales credit adjustments related to its trade receivables. Trade receivables are recorded at the invoiced amount and can bear interest. Allowances for sales credits are established through a reduction of revenue, while allowances for credit losses are established through a charge to selling, general, and administrative expenses as bad debt expense. The Company assesses the adequacy of these reserves by evaluating factors, such as the length of time individual receivables are past due, historical collection experience, and changes in the credit worthiness of its customers. The Company also assesses the ability of specific customers to meet their financial obligations and establishes specific allowances related to these customers. If circumstances relating to specific customers change or economic conditions change such that the Company’s past collection experience and assessment of the economic environment are no longer appropriate, the Company’s estimate of the recoverability of its trade receivables could be impacted. Accounts receivable balances are written-off against the allowance for credit losses after all means of internal collection activities have been exhausted and the potential for recovery is considered remote. The Company uses third-party collection services to continue to seek collection for it’s written off accounts receivable.

Effective January 1, 2020, the Company adopted Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) later codified as Accounting Standards Codification (“ASC”) 326 (“ASC 326”), using the modified retrospective transition approach. This guidance introduces a revised approach to the recognition and measurement of credit losses, emphasizing an updated model based on expected losses rather than incurred losses. As of January 1, 2020, the Company maintained an allowance for credit losses to cover its current expected credit losses on its trade receivables arising from the failure of customers to make contractual payments. The Company estimates credit losses expected over the life of its trade receivables based on historical information combined with current conditions that may affect a customer’s ability to pay and reasonable and supportable forecasts. While the Company uses various credit quality metrics, it primarily monitors collectability by reviewing the duration of collection pursuits on its delinquent trade receivables. Based on the Company’s experience, the customer’s delinquency status is the strongest indicator of the credit quality of the underlying trade receivables, which is analyzed monthly. Adoption of ASU 2016-13 did not have a material impact on the Company’s consolidated financial statements and related disclosures, and no cumulative adjustment was recorded.

		Current-period
	Balance at	Provision for	Write offs	Balance at
	Beginning	Expected Credit	Charged Against	End of
Description	of Period	Losses	Allowance	Period
Allowance for credit losses (deducted from accounts receivable)
Year ending December 31, 2021	$1,921	$5,595	$(6,006)	$1,510
Year ending December 31, 2020	$1,771	$4,997	$(4,847)	$1,921
Year ending December 31, 2019	$1,263	$6,190	$(5,682)	$1,771

The current-period provision for expected credit losses is net of bad debt recoveries of $2.2 million, $1.2 million and $1.9 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 replaced most existing lease accounting guidance. In July 2018, the FASB approved an Accounting Standards Update which, among other changes, allowed a company to elect to adopt ASU 2016-02 using the modified retrospective method applying the transition provisions at the beginning of the period of adoption, rather than at the beginning of the earliest comparative period presented in these financial statements. ASU 2016-02 was effective for the Company beginning on January 1, 2019 and required the Company to record a right-of-use asset and a lease liability for most of its facilities leases. These leases were previously treated as operating leases. The Company adopted ASU 2016-02 using the optional transition method whereby the new lease requirements under ASU 2016-02 were recorded through a cumulative-effect adjustment, which after completing the implementation analysis, did not result in an adjustment to the Company’s January 1, 2019 beginning retained earnings balance. The effect of ASU 2016-02 was to record a cumulative-effect adjustment on January 1, 2019 as a right-of-use asset and an operating lease liability totaling $97.3 million. The operating lease liability is not considered a liability under the consolidated leverage ratio calculations in the indentures governing the Company’s senior unsecured and senior secured note obligations. The Company has made an accounting policy election to not apply the recognition requirements of ASU 2016-02 to its short-term leases — leases with a term of one year or less. The Company has also elected to apply certain practical expedients under ASU 2016-02 including not separating lease and non-lease components on its finance and operating leases, not reassessing whether any existing contracts contained leases, not reconsidering lease classification, not reassessing initial direct costs and using hindsight in determining the lease reasonably certain term of its leases.

	Year	Year
	Ended	Ended
	December 31, 2021	December 31, 2020

Finance lease cost amortization of right-of-use assets	$26,424	$22,850
Interest expense on finance lease liabilities	19,419	18,892
Operating lease cost	18,382	17,362
Total lease costs	64,225	59,104
Other lease information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	(17,366)	(19,121)
Operating cash flows from operating leases	(20,194)	(18,664)
Financing cash flows from finance leases	(23,054)	(23,990)
Right-of-use assets obtained in exchange for new finance lease liabilities	50,831	71,622
Right-of-use assets obtained in exchange for new operating lease liabilities	17,853	35,659
Weighted-average remaining lease term — finance leases (in years)	12.6	12.4
Weighted-average remaining lease term — operating leases (in years)	18.7	20.2
Weighted average discount rate — finance leases	9.0%	10.3%
Weighted average discount rate — operating leases	5.4%	5.6%

Finance leases—fiber lease agreements

The Company has entered into lease agreements with numerous providers of dark fiber under indefeasible-right-of-use agreements (“IRUs”). These IRUs typically have initial terms of 15-20 years and include renewal options after the initial lease term. The Company establishes the number of renewal option periods used in determining the lease term based upon its assessment at the inception of the lease of the number of option periods for which failure to renew the lease imposes a penalty in such amount that renewal appears to be reasonably certain. The option to renew may be automatic, at the option of the Company or mutually agreed to between the dark fiber provider and the Company. Once the Company has accepted the related fiber route, leases that meet the criteria for treatment as finance leases are recorded as a finance lease obligation and an IRU asset. The interest rate used in determining the present value of the aggregate future minimum lease payments is the Company’s incremental borrowing rate for the reasonably certain lease term. The determination of the Company’s incremental borrowing rate requires some judgment. Finance lease assets are included in property and equipment in the Company’s consolidated balance sheets. As of December 31, 2021, the Company had committed to additional dark fiber IRU lease agreements totaling $24.7 million in future payments to be paid over periods of up to 20 years. These obligations begin when the related fiber is accepted, which is generally expected to occur in the next 12 months.

Operating leases

The Company leases office space and certain data center facilities under operating leases. In certain cases the Company also enters into short-term operating leases for dark fiber. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments under the lease. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the reasonably certain lease term. The implicit rates within the Company’s operating leases are generally not determinable and the Company uses its incremental borrowing rate at the lease commencement date to determine the present value of its lease payments. The determination of the Company’s incremental borrowing rate requires some judgment. The Company determines its incremental borrowing rate for each lease using its current borrowing rate, adjusted for various factors including level of collateralization and term to align with the term of the lease. Certain of the Company’s leases include options to extend or terminate the lease. The Company establishes the number of renewal option periods used in determining the operating lease term based upon its assessment at the inception of the operating lease of the number of option periods for which failure to renew the lease imposes a penalty in such amount that renewal appears to be reasonably certain. The option to renew may be automatic, at the option of the Company or mutually agreed to between the landlord or dark fiber provider and the Company. Once the Company has accepted the related fiber route or the facility lease term has begun, the present value of the aggregate future minimum operating lease payments is recorded as an operating lease liability and a right-of-use leased asset. Lease incentives and deferred rent liabilities for facilities operating leases are presented with the right-of-use leased asset. Lease expense for lease payments is recognized on a straight-line basis over the term of the lease.

The future minimum payments under these operating lease and finance lease agreements are as follows (in thousands):

	Operating	Finance
For the twelve months ending December 31,	Leases	Leases
2022	$17,680	$36,211
2023	18,359	35,417
2024	17,057	35,766
2025	14,562	30,519
2026	12,585	27,970
Thereafter	111,463	252,880
Total minimum lease obligations	191,706	418,763
Less—amounts representing interest	(67,715)	(172,893)
Present value of minimum lease obligations	123,991	245,870
Current maturities	(12,197)	(17,048)
Lease obligations, net of current maturities	$111,794	$228,822

Revenue recognition

The Company recognizes revenue under ASU No. 2014-09, Revenue from Contracts with Customers (“ASC 606”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. Under ASC 606 installation fees for contracts with terms longer than month-to-month are recognized over the contract term. The Company believes that the installation fee does not give rise to a material right as defined by ASC 606 for contracts with terms longer than month-to-month. The Company recognizes revenue over the estimated average customer life for installation fees associated with month-to-month contracts, because the installation fee represents a material right as defined by ASC 606. The Company capitalizes certain contract acquisition costs that relate directly to a customer contract, including commissions paid to its sales team and sales agents and amortizes these costs on straight-line basis over the period the services are transferred to the customer for commissions paid to its sales team (estimated customer life) and over the remaining original contract term for agent commissions. Management assesses these costs for impairment at least quarterly and as “triggering” events occur that indicate it is more likely than not that an impairment exists. These contract costs were $21.4 million as of December 31, 2021 and were $20.6 million as of December 31, 2020.

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
4)	Allocation of the transaction price to the performance obligations in the contract
5)	Recognition of revenue when, or as, the Company satisfies a performance obligation

Fees billed in connection with customer installations are deferred (as deferred revenue) and recognized as noted above. To the extent a customer contract is terminated prior to its contractual end the customer is subject to termination fees. The Company vigorously seeks payment of termination fees. The Company recognizes revenue for termination fees as they are collected. Service revenue recognized from amounts in deferred revenue (contract liabilities) at the beginning of the period during the years ended December 31, 2021, 2020 and 2019 was $4.6 million, $4.4 million and $4.4 million, respectively. Amortization expense for contract costs for the years ended December 31, 2021, 2020 and 2019 was $18.4 million, $17.1 million and $17.3 million, respectively.

Gross receipts taxes, universal service fund and other surcharges

Revenue recognition standards include guidance relating to taxes or surcharges assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer and may include, but are not limited to, gross receipts taxes, excise taxes, Universal Service Fund fees and certain state regulatory fees. Such charges may be presented gross or net based upon the Company’s accounting policy election. The Company records certain excise taxes and surcharges on a gross basis and includes them in its revenues and costs of network operations. Excise taxes and surcharges billed to customers and recorded on a gross basis (as service revenue and network operations expense) were $18.5 million, $15.1 million, and $14.9 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

At December 31, 2021 and December 31, 2020, the carrying amount of cash and cash equivalents, restricted cash, accounts receivable, prepaid and other current assets, accounts payable, and accrued expenses approximated fair value because of the short-term nature of these instruments. The Company measures its cash equivalents and restricted cash at amortized cost, which approximates fair value based upon quoted market prices (Level 1). Based upon recent trading prices (Level 2—market approach) at December 31, 2021 the fair value of the Company’s $500.0 million senior secured notes due 2026 was $508.1 million, the fair value of the Company’s €350.0 million ($397.0 million) senior unsecured notes due 2024 was $402.0 million and the estimated fair value of the Company’s interest rate swap agreement was $9.0 million.

Restricted cash and interest rate swap agreement

Restricted cash represents amounts held in segregated bank accounts by our clearing broker as margin in support of our interest rate swap agreement as discussed in Note 4 and was $9.0 million as of December 31, 2021. Additional cash may be further restricted to maintain our interest rate swap instrument as interest rates fluctuate and margin requirements change. The Company does not use derivative financial instruments for trading purposes.

Concentrations of credit risk

The Company’s assets that are exposed to credit risk consist of its cash and cash equivalents, other assets and accounts receivable. As of December 31, 2021 and 2020, the Company’s cash equivalents were invested in demand deposit accounts, overnight investments and money market funds. The Company places its cash equivalents in instruments that meet high-quality credit standards as specified in the Company’s investment policy guidelines. Accounts receivable are due from customers located in major metropolitan areas in the United States, Europe, Canada, Mexico, Asia, South America, Australia and Africa. Receivables from the Company’s net-centric (wholesale) customers are generally subject to a higher degree of credit risk than the Company’s corporate customers.

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

Assets and liabilities under finance leases are recorded at the lesser of the present value of the aggregate future minimum lease payments or the fair value of the assets under lease. Leasehold improvements include costs associated with building improvements and customer installation costs. The Company determines the number of renewal option periods, if any, included in the lease term for purposes of amortizing leasehold improvements and the lease term of its finance leases based upon its assessment at the inception of the lease for which the failure to renew the lease imposes a penalty on the Company in such amount that a renewal appears to be reasonably assured. Expenditures for maintenance and repairs are expensed as incurred.

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

Equity-based compensation

The Company recognizes compensation expense for its share-based payments granted to its employees based on their grant date fair values with the expense being recognized on a straight-line basis over the requisite service period. The Company begins recording equity-based compensation expense related to performance awards when it is considered probable that the performance conditions will be met and for market-based awards compensation cost is recognized if the service condition is satisfied even if the market condition is not satisfied. Equity-based compensation expense is recognized in the statement of operations in a manner consistent with the classification of the employee’s salary and other compensation.

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

The following details the determination of the diluted weighted average shares:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2021	2020	2019
Weighted average common shares—basic	46,419,180	45,947,772	45,542,315
Dilutive effect of stock options	34,007	80,849	32,222
Dilutive effect of restricted stock	510,733	639,577	505,858
Weighted average common shares—diluted	46,963,920	46,668,198	46,080,395

The following details unvested shares of restricted common stock as well as the anti-dilutive effects of stock options and restricted stock awards outstanding:

	December 31,	December 31,	December 31,
	2021	2020	2019
Unvested shares of restricted common stock	1,253,321	1,339,596	1,283,281
Anti-dilutive options for common stock	45,809	32,324	39,608
Anti-dilutive shares of restricted common stock	86,619	223,118	348

2. Property and equipment:

Property and equipment consisted of the following (in thousands):

	December 31,
	2021	2020
Owned assets:
Network equipment	$650,634	$611,265
Leasehold improvements	250,623	241,379
System infrastructure	160,376	148,533
Software	11,028	10,609
Office and other equipment	20,999	19,611
Building	1,273	1,376
Land	107	116
	1,095,040	1,032,889
Less—Accumulated depreciation and amortization	(912,579)	(856,859)
	182,461	176,030
Assets under finance leases:
IRUs	524,475	482,978
Less—Accumulated depreciation and amortization	(249,056)	(228,673)
	275,419	254,305
Property and equipment, net	$457,880	$430,335

Depreciation and amortization expense related to property and equipment and finance leases was $89.2 million, $83.5 million and $80.2 million, for 2021, 2020 and 2019, respectively.

The Company capitalizes the compensation cost of employees directly involved with its construction activities. In 2021, 2020 and 2019, the Company capitalized compensation costs of $13.4 million, $12.1 million and $10.7 million, respectively. These amounts are included in system infrastructure costs.

Exchange agreement

In 2020 and 2019 the Company exchanged certain used network equipment and cash consideration for new network equipment. The fair value of the new network equipment received was estimated to be $1.1 million and $3.3 million, respectively, resulting in gains of $0.3 million and $1.0 million, respectively. The estimated fair value of the equipment received was based upon the cash consideration price the Company pays for the new network equipment on a standalone basis (Level 3). There were no exchange transactions in 2021.

Installment payment agreement

The Company has entered into an installment payment agreement (“IPA”) with a vendor. Under the IPA the Company was able to purchase network equipment in exchange for interest free note obligations each with a twenty-four month term. There are no payments under each note obligation for the first six months followed by eighteen equal installment payments for the remaining eighteen month term. As of December 31, 2021 and December 31, 2020, there was $0.8 million and $7.7 million, respectively, of note obligations outstanding under the IPA, secured by the related equipment. The Company recorded the assets purchased and the present value of the note obligation utilizing an imputed interest rate. The resulting discounts under the note obligations are being amortized over the note term using the effective interest rate method.

3. Accrued and other liabilities:

Accrued and other current liabilities consist of the following (in thousands):

	December 31,
	2021	2020
Operating accruals	$16,360	$24,168
Deferred revenue—current portion	4,894	4,651
Payroll and benefits	8,466	8,024
Taxes—non-income based	4,291	5,918
Interest	5,046	8,268
Total	$39,057	$51,029

4. Long-term debt:

As of December 31, 2021, the Company had outstanding $500.0 million aggregate principal amount of Senior Secured Notes due 2026 (the “2026 Notes”) and €350.0 million ($397.0 million USD) aggregate principal amount of Senior Unsecured Euro Notes due 2024 (the “2024 Notes”). The 2026 Notes are due on May 1, 2026 and bear interest at a rate of 3.50% per year. Interest on the 2026 Notes is paid semi-annually on May 1 and November 1 of each year. The 2024 Notes are due on June 30, 2024 and bear interest at a rate of 4.375% per year. Interest on the 2024 Notes is paid semi-annually on June 30 and December 30 of each year.

Interest rate swap agreement

As of December 31, 2021, the Company was party to an interest rate swap agreement (the “Swap Agreement”) that has the economic effect of modifying the fixed interest rate obligation associated with its 2026 Notes to a variable interest rate obligation based on the Secured Overnight Financing Rate (“SOFR”) so that the interest payable on the 2026 Notes effectively became variable based on overnight SOFR. The critical terms of the Swap Agreement match the terms of the 2026 Notes, including the notional amount and the optional redemption date on February 1, 2026. The Company did not elect hedge accounting for the Swap Agreement. The Swap Agreement is recorded at its fair value at each reporting period, and the Company incurs gains and losses due to changes in market interest rates. By entering into the Swap Agreement, the Company has assumed the risk associated with variable interest rates. Changes in interest rates affect the interest expense that the Company recognizes in its consolidated statements of comprehensive income. The values that the Company reports for the Swap Agreement as of each reporting date are recognized as interest expense with the corresponding amounts included in assets or liabilities in the Company’s consolidated balance sheets. As of December 31, 2021 the fair value of the Swap Agreement was a net liability of $9.0 million of which $1.6 million is presented with prepaid expenses and $10.6 million is presented with other long-term liabilities. The Company recorded an unrealized loss related to the Swap Agreement of $9.0 million in 2021, which is presented in interest expense on the statement of comprehensive income. The Company has made a $20.0 million deposit with the counterparty to the Swap Agreement. If the fair value of the Swap Agreement exceeds a net liability of $20.0 million the Company will be required to deposit additional funds with the counterparty equal to the net liability fair value in excess of $20.0 million. As of December 31, 2021, $9.0 million of the $20.0 million deposit was restricted and $11.0 million was unrestricted.

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

The net proceeds from the 2026 Notes offering were $496.9 million after deducting the $1.8 million discount and $1.3 million of offering expenses. In May 2021 and prior to the consummation of the offering of the 2026 Notes, Group completed the redemption of $45.0 million of its 5.375% Senior Secured Notes due 2022 (the “2022 Notes”), following which $284.1 million of its 2022 Notes remained outstanding. On the Closing Date, Group issued a notice of full redemption to holders of its remaining 2022 Notes, specifying December 1, 2021 as the redemption date. On the Closing Date, Group used the net proceeds from the offering of the 2026 Notes to satisfy and discharge its obligations under the remaining 2022 Notes by depositing with the trustee the funds necessary to pay the $284.1 million aggregate principal amount and $11.5 million of interest due on the 2022 Notes through December 1, 2021. Under the indenture governing the 2022 Notes (the “2022 Notes Indenture”), Group could redeem the 2022 Notes, in whole or in part, at a price equal to 100% of the principal amount of the 2022 Notes, plus accrued and unpaid interest beginning on December 1, 2021. Prior to December 1, 2021, any redemption of the 2022 Notes would have included a “make-whole” premium as set forth in the 2022 Notes Indenture. The Company expects to use the remaining net proceeds from the 2026 Notes offering for general corporate purposes, to repay debt obligations, to repurchase the Company’s common stock or for special or recurring dividends to the Company’s stockholders.

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

The 2026 Notes bear interest at a rate of 3.50% per annum. Interest began to accrue on the 2026 Notes on May 7, 2021 and is paid semi-annually in arrears on May 1 and November 1 of each year, commencing on November 1, 2021. Unless earlier redeemed or repurchased, the 2026 Notes will mature on May 1, 2026. Group may redeem some or all of the 2026 Notes at any time prior to February 1, 2026 at a price equal to 100% of the principal amount of the 2026 Notes, plus a “make-whole” premium as set forth in the 2026 Notes Indenture, plus accrued and unpaid interest, if any, to, but not including, the date of redemption. Thereafter, Group may redeem the 2026 Notes, in whole or in part, at a price equal to 100% of the principal amount of the 2026 Notes, plus accrued and unpaid interest, if any, to, but not including, the date of redemption.

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

On April 6, 2021, Group issued a notice of conditional partial redemption for $45.0 million of its 2022 Notes. Group redeemed the $45.0 million aggregate principal amount of its 2022 Notes on May 6, 2021 at par plus the “make-whole amount” as defined in the 2022 Notes Indenture of $1.9 million ($41.41533 per $1,000 aggregate principal amount) plus accrued interest to, but excluding, the redemption date of $0.4 million ($9.70486 per $1,000 aggregate principal amount). Following this $45.0 million redemption there was $284.1 million aggregate principal amount of 2022 Notes remaining. On the Closing Date of the issuance of the 2026 Notes, Group used the net proceeds from the offering of the 2026 Notes to satisfy and discharge its remaining obligations under its 2022 Notes. As a result of these transactions, the Company incurred a loss on debt extinguishment and redemption of $10.8 million from the payment of $11.5 million of interest on the 2022 Notes through December 1, 2021 and the amortization of the remaining unamortized notes costs and debt premium.

Issuance of 2024 Notes

In June 2020, Group completed an offering of €215.0 million of 4.375% senior unsecured notes due 2024 (“2024 Notes”). The net proceeds from the June 2020 offering, after deducting offering expenses, were $240.3 million. In June 2019, Group completed an offering of €135.0 million of 2024 Notes. The net proceeds from the June 2019 offering, after deducting offering expenses, were $152.1 million. The Company expects to use the proceeds from these offerings for general corporate purposes , to repay debt obligations, to repurchase the Company’s common stock or for special or recurring dividends to the Company’s stockholders. The 2024 Notes are guaranteed (the “Guarantees”) on a senior unsecured basis, jointly and severally, by the Company’s material domestic subsidiaries, subject to certain exceptions, and by the Company (collectively, the “Guarantors”). Under certain circumstances, the Guarantors may be released from these Guarantees without the consent of the holders of the 2024 Notes.

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

The 2024 Notes bear interest at a rate of 4.375% per annum and is paid semi-annually in arrears on June 30 and December 30 of each year. Unless earlier redeemed, the 2024 Notes will mature on June 30, 2024. The 2024 Notes were issued in Euros and are reported in the Company’s reporting currency — US Dollars. As of December 31, 2019, the Company’s €135.0 million of 2024 Notes were valued at $151.4 million resulting in an unrealized gain on foreign exchange of $2.3 million for the year ended December 31, 2019. As of December 31, 2020, the Company’s €350.0 million of 2024 Notes were valued at $429.3 million resulting in an unrealized loss on foreign exchange of $37.0 million for the year ended December 31, 2020. As of December 31, 2021, the Company’s €350.0 million of 2024 Notes were valued at $397.0 million resulting in an unrealized gain on foreign exchange of $32.5 million for the year ended December 31, 2021.

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

Senior secured notes - $445.0 million 2022 Notes

In February 2015, Group issued $250.0 million of 5.375% senior secured notes due 2022 (the “2022 Notes”). In December 2016, the Company issued an additional $125.0 million par value of its 2022 Notes at a premium of 100.375% of par value. In August 2018, the Company issued an additional $70.0 million par value of its 2022 Notes at a premium of 101.75% of par value. The 2022 Notes were sold in private offerings for resale to qualified institutional buyers pursuant to SEC Rule 144A and were scheduled to mature on March 1, 2022. Interest accrued at 5.375% and was paid semi-annually in arrears on March 1 and September 1 of each year.

The 2022 Notes were redeemable prior to December 1, 2021 (three months prior to the maturity date of the Notes) in whole or from time to time in part, at a redemption price equal to the sum of (1) 100% of the principal amount plus accrued and unpaid interest, if any, to, but not including, the redemption date, and (2) a make-whole premium, if any. The make-whole premium is the excess of (1) the net present value, on the redemption date, of the principal being redeemed or paid and the amount of interest (exclusive of interest accrued to the date of redemption) that would have been payable if such redemption had not been made, over (2) the aggregate principal amount of the notes being redeemed or paid. Net present value shall be determined by discounting, on a semi-annual basis, such principal and interest at the reinvestment rate (as determined in the indenture governing the 2022 Notes) from the respective dates on which such principal and interest would have been payable if such redemption had not been made.

In May 2021, Group redeemed the 2022 Notes as noted above.

Senior unsecured notes—$189.2 million 2021 Notes

On April 9, 2014, Cogent Communications Finance, Inc. ( “Cogent Finance”), a newly formed financing subsidiary of Group, completed an offering at par of $200.0 million of 5.625% Senior Notes due 2021 (the “2021 Notes”). The 2021 Notes were sold in private offerings for resale to qualified institutional buyers pursuant to SEC Rule 144A, accrued interest at a rate of 5.625% and were scheduled to mature on April 15, 2021. Interest was paid semi-annually on April 15 and October 15. Cogent Finance merged with Group, with Group continuing as the surviving corporation (the “Finance Merger”). At the time of consummation of the Finance Merger, Group assumed the obligations of Cogent Finance under the 2021 Notes and the indenture governing the 2021 Notes (the “Indenture”) and Group and each of Group’s domestic subsidiaries became party to the Indenture pursuant to a supplemental indenture to the Indenture and the obligations under the Indenture became obligations solely of Group and each of Group’s domestic subsidiaries. Holdings also provided a guarantee of the 2021 Notes but Holdings was not subject to the covenants under the Indenture. In the second quarter of 2016, the Company paid $10.9 million for the purchase of $10.8 million of par value and accrued interest on its 2021 Notes reducing the principal amount to $189.2 million.

In June 2020, Group redeemed the 2021 Notes with the proceeds from its June 2020 issuance of its 2024 Notes. The Company redeemed the 2021 Notes at a redemption price of 100.00% of the $189.2 million principal amount plus $1.6 million of accrued interest. As a result of this transaction, the Company incurred a loss on debt extinguishment and redemption of $0.6 million from the amortization of the remaining unamortized notes cost and certain transaction expenses.

Limitations under the indentures

The indenture governing the 2024 Notes (the “2024 Notes Indenture”) and the 2026 Notes Indenture, among other things, limit the Company’s ability to incur indebtedness; to pay dividends or make other distributions; to make certain investments and other restricted payments; to create liens; to consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; to incur restrictions on the ability of a subsidiary to pay dividends or make other payments; and to enter into certain transactions with its affiliates. There are certain exceptions to the limitations on the Company’s ability to incur indebtedness under the 2024 Notes Indenture and the 2026 Notes Indenture, including IRU agreements incurred in the normal course of business and any additional indebtedness if (i) under the 2024 Notes Indenture, the Company’s consolidated leverage ratio, as defined in the 2024 Notes Indenture, is less than 6.0 to 1.0 and (ii) under the 2026 Notes Indenture, either the Company’s consolidated leverage ratio, as defined in the 2026 Notes Indenture, is less than 6.0 to 1.0 or the Company’s fixed charge coverage ratio, as defined in the 2026 Notes Indenture, is greater than 2.0 to 1.0. The Company can also incur unlimited liens (which can be used, together with capacity under the debt covenant, to incur additional secured indebtedness) if the Company’s consolidated secured leverage ratio, as defined in each of the 2024 Notes Indenture and the 2026 Notes Indenture, is less than 4.0 to 1.0. The 2024 Notes Indenture permits restricted payments, such as dividends and stock purchases, using accumulated consolidated cash flow, as defined in the 2024 Notes Indenture, when the Company’s consolidated leverage ratio, as defined by the 2024 Notes Indenture, is less than 4.25 to 1.00. Under the 2026 Notes Indenture, such accumulated consolidated cash flow, as defined therein, can be used to make such restricted payments if the Company is able to incur $1 of debt, as defined (i.e., either its consolidated leverage ratio is less than 6.0 to 1.0 or its fixed charge coverage ratio is greater than 2.0 to 1.0). The Company’s consolidated leverage ratio was above 4.25 as of December 31, 2021, and the Company’s fixed charge coverage ratio was above 2.0 as of December 31, 2021. As of December 31, 2021, a total of $185.5 million was unrestricted and permitted for restricted payments including dividends and stock purchases.

The aggregate future contractual maturities of long-term debt were as follows as of December 31, 2021 (in thousands):

For the year ending December 31,
2022	$791
2023	—
2024	397,005
2025	—
2026	500,000
Thereafter	—
Total	$897,796

5. Income taxes:

The components of income before income taxes consist of the following (in thousands):

	Years Ended December 31,
	2021	2020	2019
Domestic	$73,753	$23,808	$72,773
Foreign	(2,333)	(13,496)	(20,099)
Total income before income taxes	$71,420	$10,312	$52,674

The income tax expense is comprised of the following (in thousands):

	Years Ended December 31,
	2021	2020	2019
Current:
Federal	$—	$32	$—
State	(3,116)	(2,908)	(2,647)
Foreign	(1,833)	(947)	(370)
Deferred:
Federal	(17,959)	(1,867)	(10,899)
State	(2,348)	1,241	(1,285)
Foreign	2,021	353	47
Total income tax expense	$(23,235)	$(4,096)	$(15,154)

Our consolidated temporary differences comprising our net deferred tax assets are as follows (in thousands):

	December 31,
	2021	2020
Deferred Tax Assets:
Net operating loss carry-forwards	$246,276	$273,999
Tax credits	2,119	1,965
Equity-based compensation	3,976	4,901
Operating leases	40,627	40,081
Total gross deferred tax assets	292,998	320,946
Valuation allowance	(132,800)	(150,589)
	160,198	170,357
Deferred Tax Liabilities:
Depreciation and amortization	46,642	37,364
Accrued liabilities and other	103,705	105,554
Right-of-use assets	37,784	37,097
Gross deferred tax liabilities	188,131	180,015
Net deferred tax liabilities	$27,933	$9,658

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

As of December 31, 2021, the Company has combined net operating loss carry-forwards of $1.0 billion. This amount includes federal net operating loss carry-forwards in the United States of $39.5 million, net operating loss carry-forwards related to its European operations of $967.9 million and $7.3 million related to its other international operations. Section 382 of the Internal Revenue Code in the United States limits the utilization of net operating losses when ownership changes, as defined by that section, occur. The Company has performed an analysis of its Section 382 ownership changes and has determined that the utilization of certain of its net operating loss carryforwards in the United States is limited based on the annual Section 382 limitation and remaining carryforward period. Of the net operating losses available at December 31, 2021 in the United States $25.6 million are limited for use under Section 382. Net operating loss carryforwards outside of the United States totaling $1.0 billion are not subject to limitations similar to Section 382. The net operating loss carryforwards in the United States will expire, if unused, between 2026 and 2036. The net operating loss carry-forwards related to the Company’s European operations include $826.7 million that do not expire and $141.2 million that expire between 2022 and 2037.

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

In the normal course of business the Company takes positions on its tax returns that may be challenged by taxing authorities. The Company evaluates all uncertain tax positions to assess whether the position will more likely than not be sustained upon examination. If the Company determines that the tax position is not more likely than not to be sustained, the Company records a liability for the amount of the benefit that is not more likely than not to be realized when the tax position is settled. The Company does not have a material liability for uncertain tax positions at December 31, 2021 and does not expect that its liability for uncertain tax positions will materially increase during the twelve months ended December 31, 2022, however, actual changes in the liability for uncertain tax positions could be different than currently expected. If recognized, changes in the Company’s total unrecognized tax benefits would impact the Company’s effective income tax rate.

The Company or one of its subsidiaries files income tax returns in the US federal jurisdiction and various state and foreign jurisdictions. The Company is subject to US federal tax and state tax examinations for years 2004 to 2021. The Company is subject to tax examinations in its foreign jurisdictions generally for years 2005 to 2021.

The following is a reconciliation of the Federal statutory income taxes to the amounts reported in the financial statements (in thousands).

	Years Ended December 31,
	2021	2020	2019
Federal income tax expense at statutory rates	$(14,999)	$(2,166)	$(11,061)
Effect of:
State income taxes, net of federal benefit	(4,123)	(1,091)	(2,973)
Impact of foreign operations	715	(365)	(505)
Non-deductible expenses	(1,365)	(411)	(491)
Tax effect of TCJA from foreign earnings	(389)	(66)	(28)
Other	—	32	(32)
Changes in valuation allowance	(3,074)	(29)	(64)
Income tax expense	$(23,235)	$(4,096)	$(15,154)

6. Commitments and contingencies:

Current and potential litigation

In accordance with the accounting guidance for contingencies, the Company accrues its estimate of a contingent liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Where it is probable that a liability has been incurred and there is a range of expected loss for which no amount in the range is more likely than any other amount, the Company accrues at the low end of the range. The Company reviews its accruals at least quarterly and adjusts them to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular matter. The Company has taken certain positions related to its obligations for leased circuits for which it is reasonably possible could result in a loss of up to $3.6 million in excess of the amount accrued at December 31, 2021. The Company is also engaged in litigation in Virginia in which a former provider of transoceanic capacity to the Company is seeking approximately $0.6 million for alleged unpaid fees and the Company’s early termination of the arrangement. The complaint was filed in December 2021 in the Circuit Court of Fairfax County, Virginia. The Company is contesting its obligation to pay these amounts.

The Company was engaged in an arbitration proceeding in Spain in which a former provider of optical fiber to the Company was seeking approximately $9 million for the Company’s early termination of the optical fiber leases, which amount the Company accrued in 2015. The Company counterclaimed for damages and contested its obligation to pay the termination liability. The arbitration was being conducted by the Civil and Commercial Arbitration Court (CIMA) in Madrid, Spain. On October 25, 2021, CIMA issued its decision, awarding the former provider approximately $0.7 million and rejecting the Company’s counterclaims. Both parties had until (i) November 4, 2021 to request clarifications from CIMA regarding clerical or mathematical errors, unaddressed claims or other minor issues and (ii) two months from the later of the date of the award or a subsequent clarifying order from CIMA to file a court action before the High Court of Justice of Madrid to annul the award. The Company’s policy is to not record the impact of legal proceedings until all appeals have been exhausted or legal counsel has advised that any further appeal will likely not change the outcome of the matter. The appeal period has lapsed and the Company decided to pay the provider the $0.7 million award amount in the first quarter of 2022. As a result, the Company recorded a gain on lease termination of $7.4 million in the year ended December 31, 2021.

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

Network equipment sites and data center facilities

The Company enters into leases for network equipment sites and for space in data center facilities. Future minimum annual payments under these arrangements are as follows (in thousands):

For the year ending December 31,
2022	$24,740
2023	12,225
2024	8,450
2025	6,112
2026	4,711
Thereafter	1,872
$58,110

Expenses related to these arrangements were $22.0 million in 2021, $21.0 million in 2020 and $20.6 million in 2019.

Unconditional purchase obligations

Unconditional purchase obligations for equipment and services totaled $19.4 million at December 31, 2021. As of December 31, 2021, the Company had also committed to additional dark fiber IRU finance and operating lease agreements totaling $24.7 million in future payments to be paid over periods of up to 20 years. These obligations begin when the related fiber is accepted, which is generally expected to occur in 2022. Future minimum payments under these obligations are $2.9 million, $1.0 million, $1.0 million, $1.0 million and $1.0 million for the years ending December 31, 2022 to December 31, 2026, respectively, and $17.8 million, thereafter.

Defined contribution plan

The Company sponsors a 401(k) defined contribution plan that provides for a Company matching payment. The Company matching payments were paid in cash and were $0.9 million for 2021, $0.9 million for 2020 and $0.8 million for 2019.

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

Common stock buybacks

The Company’s Board of Directors has approved $50.0 million for purchases of the Company’s common stock under a buyback program (the “Buyback Program”). At December 31, 2021, there was $30.4 million remaining for purchases under the Buyback Program. During 2020 the Company purchased 79,056 shares of its common stock for $4.5 million. These shares of common stock were subsequently retired.There were no purchases of common stock in 2021 or 2019.

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

8. Stock option and award plan:

Incentive award plan

The Company grants restricted stock and options for common stock under its award plan, as amended (the “Award Plan”). Stock options granted under the Award Plan generally vest over a four-year period and have a term of ten years. Grants of shares of restricted stock granted under the Award Plan generally vest over periods ranging from three to four years. Compensation expense for all awards is recognized on a straight-line basis over the service period. Awards with graded vesting terms that are subject only to service conditions are recognized on a straight-line basis. Certain option and share grants provide for accelerated vesting if there is a change in control, as defined. For grants of restricted stock, when an employee terminates prior to full vesting the employee retains their vested shares and the employees’ unvested shares are returned to the Award Plan. For grants of options for common stock, when an employee terminates prior to full vesting, the employee may elect to exercise their vested options for a period of ninety days and any unvested options are returned to the Award Plan. Shares issued to satisfy awards are provided from the Company’s authorized shares. The vesting of certain shares granted to the Company’s executives is subject to certain performance conditions determined by the Company’s Board of Directors. The vesting of certain shares granted to the Company’s CEO is subject to the total shareholder return of the Company’s common stock compared to the total shareholder return of the Nasdaq Telecommunications Index, the Company’s growth rate in revenue and the Company’s growth rate in cash flow from operating activities, with each portion of the CEO’s performance-based equity award subject to a cap and no shares earned if performance with respect to a target is less than zero.

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

The weighted-average per share grant date fair value of options was $12.22 in 2021, $13.21 in 2020 and $8.92 in 2019. The following assumptions were used for determining the fair value of options granted in the three years ended December 31, 2021:

	Years Ended
	December 31,
Black-Scholes Assumptions	2021	2020	2019
Dividend yield	4.6%	3.4%	4.5%
Expected volatility	33.4%	31.5%	28.3%
Risk-free interest rate	0.6%	1.1%	2.5%
Expected life of the option term (in years)	4.2	4.2	4.3

Stock option activity under the Company’s Award Plan during the year ended December 31, 2021, was as follows:

	Number of	Weighted-Average
	Options	Exercise Price
Outstanding at December 31, 2020	159,880	$54.09
Granted	76,768	$69.54
Cancelled and expired	(51,645)	$68.00
Exercised—intrinsic value $0.9 million; cash received $1.8 million	(36,468)	$50.00
Outstanding at December 31, 2021—$2.4 million intrinsic value and 6.9 years weighted-average remaining contractual term	148,535	$58.24
Exercisable at December 31, 2021—$2.1 million intrinsic value and 5.5 years weighted-average remaining contractual term	89,904	$50.70
Expected to vest—$2.3 million intrinsic value and 6.6 years weighted-average remaining contractual term	131,701	$56.55

A summary of the Company’s non-vested restricted stock awards as of December 31, 2021 and the changes during the year ended December 31, 2021 are as follows:

		Weighted-Average
		Grant Date
Non-vested awards	Shares	Fair Value
Non-vested at December 31, 2020	1,339,596	$55.70
Granted	471,080	$64.59
Vested	(509,919)	$49.12
Forfeited	(47,436)	$57.16
Non-vested at December 31, 2021	1,253,321	$61.66

The weighted average per share grant date fair value of restricted stock granted was $64.59 in 2021 (0.5 million shares), $75.18 in 2020 (0.5 million shares) and $53.53 in 2019 (0.5 million shares). The fair value was determined using the quoted market price of the Company’s common stock on the date of grant. Valuations were obtained to determine the fair value for the shares granted to the Company’s CEO that are subject to the total shareholder return of the Company’s common stock compared to the total shareholder return of the Nasdaq Telecommunications Index.

	Years Ended
	December 31,
Additional Award Plan Information – Related to Stock Options & Restricted Stock (thousands)	2021	2020	2019
Equity-based compensation expense	$26,822	$23,525	$18,460
Income tax benefit related to stock options and restricted stock	6,314	4,211	3,026
Capitalized compensation expense related to stock options and restricted stock	3,222	2,275	1,752
Intrinsic value of stock options exercised	881	841	839
Fair value of shares of restricted stock vested	35,749	25,439	20,779

As of December 31, 2021, there was $39.4 million of total unrecognized compensation cost related to non-vested equity-based compensation awards. That cost is expected to be recognized over a weighted average period of 2.0 years.

9. Related party transactions:

Office lease

The Company’s headquarters is located in an office building owned by Sodium LLC whose owner is the Company’s Chief Executive Officer. The fixed annual rent for the headquarters building is $1.0 million per year plus an allocation of taxes and utilities. The lease began in May 2015 and the lease term was for five years. In February 2020 the lease term was extended to May 2025. The lease is cancellable at no cost by the Company upon 60 days’ notice. The Company’s audit committee reviews and approves all transactions with related parties. The Company paid $1.7 million in 2021, $1.7 million in 2020 and $1.7 million in 2019 for rent and related costs (including taxes and utilities) for this lease.

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

Year Ended December 31, 2021	On-net	Off-net	Non-core	Total
North America	$340,107	$127,383	$502	$467,992
Europe	87,929	17,729	72	105,730
Asia Pacific	10,197	1,094	1	11,292
South America	4,102	173	1	4,276
Africa	503	4	—	507
Total	$442,838	$146,383	$576	$589,797

Year Ended December 31, 2020	On-net	Off-net	Non-core	Total
North America	$330,924	$129,879	$474	$461,277
Europe	79,568	17,252	47	96,867
Asia Pacific	6,834	949	—	7,783
South America	2,056	48	—	2,104
Africa	72	—	—	72
Total	$419,454	$148,128	$521	$568,103

Year Ended December 31, 2019	On-net	Off-net	Non-core	Total
North America	$319,330	$131,815	$422	$451,567
Europe	72,320	16,323	53	88,696
Asia Pacific	4,615	778	—	5,393
South America	488	15	—	503
Total	$396,753	$148,931	$475	$546,159

	December 31,	December 31,
	2021	2020
Long lived assets, net
North America	$331,537	$306,652
Europe and other	126,355	123,699
Total	$457,892	$430,351

11. Quarterly financial information (unaudited):

	Three months ended
	March 31,	June 30,	September 30,	December 31,
	2021	2021	2021	2021

	(in thousands, except share and per share amounts)
Service revenue	$146,777	$147,879	$147,927	$147,208
Network operations, including equity-based compensation expense	57,092	56,180	56,645	56,418
Operating income	26,291	28,211	28,556	36,165
Net income (loss) (1)	18,851	(2,493)	13,320	18,507
Net income (loss) per common share - basic	0.41	(0.05)	0.29	0.40
Net income (loss) per common share - diluted	0.41	(0.05)	0.28	0.39
Weighted-average number of common shares—basic	46,067,096	46,229,603	46,293,524	46,420,168
Weighted-average number of common shares—diluted	46,507,258	46,229,603	46,866,929	46,992,639

	Three months ended
	March 31,	June 30,	September 30,	December 31,
	2020	2020	2020	2020

	(in thousands, except share and per share amounts)
Service revenue	$140,915	$140,990	$142,302	$143,901
Network operations, including equity-based compensation expense	55,921	53,886	54,519	54,829
Operating income	25,850	27,574	26,036	27,384
Net income ( loss) (2)	9,227	8,564	(6,555)	(6,620)
Net income (loss) per common share - basic	0.20	0.19	(0.11)	(0.14)
Net income (loss) per common share - diluted	0.20	0.18	(0.11)	(0.14)
Weighted-average number of common shares—basic	45,658,565	45,754,880	45,815,718	45,904,943
Weighted-average number of common shares—diluted	46,391,066	46,686,665	45,815,718	45,904,943
(1)	Included in net income (loss) for the three months ended March 31, 2021, June 30, 2021, September 30, 2021 and December 31, 2021 are unrealized gains (losses) on foreign exchange on the Company’s 2024 Notes of $18.9 million, ($5.3) million, $10.2 million and $8.8 million, respectively. Included in net income (loss) for the three months ended March 31, 2021 and June 30, 2021, are losses on debt extinguishment and redemption on the Company’s 2022 Notes of $3.9 million and $10.8 million, respectively. Included in net income for the three months ended December 31, 2021 is a gain on lease termination of $7.4 million.
(2)	Included in net income (loss) for the three months ended March 31, 2020, June 30, 2020, September 30, 2020 and December 31, 2020 are unrealized gains (losses) on foreign exchange on the Company’s 2024 Notes of $2.9 million, ($3.4) million, ($17.3) million and $(19.2) million, respectively. Included in net income for the three months ended June 30, 2020 was a realized gain on foreign exchange on the Company’s 2024 Notes of $2.5 million.

12. Subsequent Events:

Dividend

On February 23, 2022, the Company’s Board of Directors approved the payment of a quarterly dividend of $0.855 per common share. The dividend for the first quarter of 2022 will be paid to holders of record on March 11, 2022. This estimated $39.7 million dividend payment is expected to be made on March 25, 2022.

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

As required by Rule 13a-15(d) of the Exchange Act, we have assessed our internal control system in relation to criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission (2013 Framework). Based upon these criteria, we believe that, as of December 31, 2021, our system of internal control over financial reporting was effective.

The independent registered public accounting firm, Ernst & Young LLP, has audited our 2021 financial statements. Ernst & Young LLP was given unrestricted access to all financial records and related data, including minutes of all meetings of stockholders, the Board of Directors and committees of the Board. Ernst & Young LLP has issued an unqualified report on our 2021 financial statements as a result of the audit and also has issued an unqualified report on our internal control over financial reporting which is attached hereto.

Cogent Communications Holdings, Inc.

February 25, 2022

By:	/s/ David Schaeffer
David Schaeffer
Chief Executive Officer

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Cogent Communications Holdings, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Cogent Communications Holdings, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Cogent Communications Holdings, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Cogent Communications Holdings, Inc. and subsidiaries as of December 31, 2021 and 2020, the related consolidated statements of comprehensive income, shareholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a)2 (collectively referred to as the “consolidated financial statements”) and our report dated February 25, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Tysons, VA

February 25, 2022

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated in this report by reference to the information set forth under the captions entitled “Proposal No. 1- Election of Directors,” “Executive Officers and Significant Employees,” “The Board of Directors and Committees,” and, if applicable, ”Delinquent Section 16(a) Reports” in our Proxy Statement for the 2022 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year (the “2022 Proxy Statement”).

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated in this report by reference to the information set forth under the captions entitled “The Board of Directors and Committees,” “Compensation Discussion and Analysis,” “Employment Agreements and Potential Post-Employment Compensation Arrangements,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the 2022 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated in this report by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plan” in the 2022 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated in this report by reference to the information set forth under the caption “Certain Relationships and Related Transactions” and “The Board of Directors and Committees” in the 2022 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated in this report by reference to the information set forth under the caption “Relationship With Independent Registered Public Accountants” in the 2022 Proxy Statement.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a)1.Financial Statements. A list of financial statements included herein is set forth in the Index to Financial Statements appearing in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.”

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

4.14

Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934 (previously filed as Exhibit 4.10 to our Annual Report on Form 10-K for the year ended December 31, 2020, filed on February 28, 2020, and incorporated herein by reference).

4.15

Indenture related to the 3.500% Senior Secured Notes due 2026, dated as of May 7, 2021, among Cogent Communications Group, Inc., the guarantors named therein, and Wilmington Trust, National Association, as trustee and collateral agent (previously filed as Exhibit 4.1 to our Current Report on Form 8-K, filed on May 11, 2021 and incorporated herein by reference).

4.16	Form of 3.500% Senior Secured Notes due 2026 (previously filed as Exhibit A to the Exhibit 4.1 to our Current Report on From 8-K, filed on May 11, 2021 and incorporated herein by reference).
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

10.7

Amendment No. 4 to Employment Agreement of Dave Schaeffer, dated as of February 26, 2010 (previously filed as Exhibit 10.25 to our Annual Report on Form 10-K, filed on March 1, 2010, and incorporated herein by reference).

10.8

Amendment No. 5 to Employment Agreement of Dave Schaeffer, dated April 7, 2010 (previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on April 7, 2010, and incorporated herein by reference).

10.9

Cogent Communications Holdings, Inc. 2004 Incentive Award Plan (as amended through April 17, 2014) (previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed April 18, 2014, and incorporated herein by reference).

10.10

Assignment and Assumption Agreement, dated as of May 15, 2014, by and between Cogent Communications Group, Inc. and Cogent Communications Holdings, Inc. assuming the obligations of the 2004 Incentive Award Plan (previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on May 15, 2014, and incorporated herein by reference).

10.11

Amendment No. 6 to Employment Agreement of Dave Schaeffer, dated August 6, 2014 (previously filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q, filed on August 7, 2014, and incorporated herein by reference).

10.12

Lease Agreement, dated April 16, 2015, between Sodium LLC and Cogent Communications, Inc. (previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on April 17, 2015, and incorporated herein by reference).

10.13

First Amendment to Lease Agreement, dated February 28, 2020, between Sodium LLC and Cogent Communications, Inc. (previously filed as Exhibit 10.2 to our Current Report on Form 8-K, filed on March 2, 2020, and incorporated herein by reference).

10.14

Restricted Stock Award, dated as of May 3, 2017, between the Company and David Schaeffer (previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on May 3, 2017, and incorporated herein by reference).

10.15

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

10.17

Amended and Restated Cogent Communications Holdings, Inc. 2017 Incentive Award Plan (previously filed as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed March 15, 2019, and incorporated herein by reference).

10.18

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

10.20

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

10.22

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

10.25	John Chang Severance Agreement with Cogent Communications, Inc., dated December 18, 2012 (filed herewith).
10.26	Raymond B. “Brad” Kummer Severance Agreement with Cogent Communications, Inc., dated September 25, 2003 (filed herewith).
21.1	Subsidiaries (filed herewith)
23.1	Consent of Ernst & Young LLP (filed herewith)
31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer (furnished herewith)
32.2	Certification of Chief Financial Officer (furnished herewith)
99.1

Policy Against Excise Tax Gross-ups on “Golden Parachute” Payments, with effect from April 7, 2010 (previously filed as Exhibit 99.1 to our Current Report on Form 8-K, filed on April 7, 2010, and incorporated herein by reference).

101

The following materials from the Annual Report on Form 10-K of Cogent Communications Group, Inc. for the year ended December 31, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Statements of Changes in Stockholders’ Equity (Deficit), (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the iXBRL document).
*	Confidential treatment requested and obtained as to certain portions. Portions have been omitted pursuant to this request where indicated by an asterisk.

Schedule II
COGENT COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at	Charged to		Balance at
	Beginning of	Costs and		End of
Description	Period	Expenses	(Deductions)	Period
Deferred tax valuation allowance
Year ended December 31, 2019	$126,579	$5,785	$(1,295)	$131,069
Year ended December 31, 2020	$131,069	$20,599	$(1,079)	$150,589
Year ended December 31, 2021	$150,589	$4,918	$(22,707)	$132,800

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COGENT COMMUNICATIONS HOLDINGS, INC.

Dated: February 25, 2022	By:	/s/ DAVID SCHAEFFER
		Name:	David Schaeffer
		Title:	Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID SCHAEFFER	Chairman and Chief Executive Officer
David Schaeffer	(Principal Executive Officer)	February 25, 2022

/s/ SEAN WALLACE	Vice President, Chief Financial Officer and Treasurer
Sean Wallace	(Principal Financial and Principal Accounting Officer)	February 25, 2022

/s/ PAUL DE SA
Paul De Sa	Director	February 25, 2022

/s/ STEVEN BROOKS
Steven Brooks	Director	February 25, 2022

/s/ SHERYL KENNEDY
Sheryl Kennedy	Director	February 25, 2022

/s/ DAVID BLAKE BATH
David Blake Bath	Director	February 25, 2022

/s/ MARC MONTAGNER
Marc Montagner	Director	February 25, 2022

/s/ LEWIS H. FERGUSON III
Lewis H. Ferguson III	Director	February 25, 2022