Form 10-Q
period 2022-03-31
COGENT COMMUNICATIONS HOLDINGS, INC.
filed 2022-05-05
CIK 1158324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2022

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

Common Stock, $.001 par value 47,935,352 Shares Outstanding as of April 29, 2022

INDEX

	PART I
	FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Condensed Consolidated Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets of Cogent Communications Holdings, Inc. and Subsidiaries as of March 31, 2022 (Unaudited) and December 31, 2021	3
	Condensed Consolidated Statements of Comprehensive Income (Loss) of Cogent Communications Holdings, Inc. and Subsidiaries for the Three Months Ended March 31, 2022 and March 31, 2021 (Unaudited)	4
	Condensed Consolidated Statements of Cash Flows of Cogent Communications Holdings, Inc. and Subsidiaries for the Three Months Ended March 31, 2022 and March 31, 2021 (Unaudited)	5
	Notes to Interim Condensed Consolidated Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4.	Controls and Procedures	28

	PART II
	OTHER INFORMATION

Item 1.	Legal Proceedings	29
Item 1A.	Risk Factors	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 6.	Exhibits	29
SIGNATURES		30
CERTIFICATIONS

PART I FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

COGENT COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2022 AND DECEMBER 31, 2021

(IN THOUSANDS, EXCEPT SHARE DATA)

	March 31,	December 31,
	2022	2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$281,485	$319,609
Restricted cash	30,286	9,015
Accounts receivable, net of allowance for credit losses of $1,476 and $1,510, respectively	41,662	41,938
Prepaid expenses and other current assets	41,757	39,015
Total current assets	395,190	409,577
Property and equipment, net	456,419	457,880
Right-of-use leased assets	100,909	101,687
Deposits and other assets	17,251	15,413
Total assets	$969,769	$984,557
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$13,808	$11,923
Accrued and other current liabilities	48,314	39,057
Installment payment agreement, current portion	218	785
Current maturities, operating lease liabilities	12,118	12,197
Current maturities, finance lease obligations	17,147	17,048
Total current liabilities	91,605	81,010
Senior unsecured 2024 Euro Notes, net of unamortized debt costs of $1,917 and $2,121, respectively, and net of discount of $684 and $772, respectively	386,418	394,112
Senior secured 2026 Notes, net of unamortized debt costs of $1,094 and $1,156, respectively, and net of discount of $1,454 and $1,536, respectively	497,452	497,308
Operating lease liabilities, net of current maturities	111,656	111,794
Finance lease obligations, net of current maturities	228,102	228,822
Other long-term liabilities	63,142	44,609
Total liabilities	1,378,375	1,357,655
Commitments and contingencies:
Stockholders’ equity:
Common stock, $0.001 par value; 75,000,000 shares authorized; 47,926,580 and 47,674,189 shares issued and outstanding, respectively	48	48
Additional paid-in capital	554,552	547,734
Accumulated other comprehensive income — foreign currency translation	(13,168)	(11,003)
Accumulated deficit	(950,038)	(909,877)
Total stockholders’ deficit	(408,606)	(373,098)
Total liabilities and stockholders’ deficit	$969,769	$984,557

The accompanying notes are an integral part of these condensed consolidated balance sheets.

COGENT COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND MARCH 31, 2021

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended	Three Months Ended
	March 31, 2022	March 31, 2021
	(Unaudited)	(Unaudited)
Service revenue	$149,175	$146,777
Operating expenses:
Network operations (including $144 and $2,076 of equity-based compensation expense, respectively, exclusive of depreciation and amortization shown separately below)	57,449	57,092
Selling, general, and administrative (including $5,912 and $5,231 of equity-based compensation expense, respectively)	40,627	41,442
Depreciation and amortization	22,688	21,970
Total operating expenses	120,764	120,504
Gains on equipment transactions	—	18
Gains on lease terminations	373	—
Operating income	28,784	26,291
Interest expense	(35,439)	(15,836)
Unrealized foreign exchange gain on 2024 Euro Notes	8,014	18,870
Loss on debt extinguishment and repurchase – 2022 Notes	—	(3,868)
Interest income and other, net	319	744
Income before income taxes	1,678	26,201
Income tax expense	(541)	(7,350)
Net income	$1,137	$18,851

Comprehensive (loss) income:
Net income	$1,137	$18,851
Foreign currency translation adjustment	(2,165)	(5,210)
Comprehensive (loss) income	$(1,028)	$13,641

Net income per common share:
Basic and diluted net income per common share	$0.02	$0.41
Dividends declared per common share	$0.855	$0.755

Weighted-average common shares - basic	46,575,848	46,067,096

Weighted-average common shares - diluted	46,929,191	46,507,258

The accompanying notes are an integral part of these condensed consolidated statements.

COGENT COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND MARCH 31, 2021

(IN THOUSANDS)

	Three Months	Three Months
	Ended	Ended
	March 31, 2022	March 31, 2021
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$1,137	$18,851
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,688	21,970
Amortization of debt discount and premium	417	441
Equity-based compensation expense (net of amounts capitalized)	6,056	7,307
Gains – lease transactions	(373)	—
Gains - equipment transactions and other, net	525	371
Unrealized foreign currency exchange gain on 2024 Euro Notes	(8,014)	(18,870)
Loss on debt extinguishment and repurchase of 2022 Notes	—	3,868
Deferred income taxes	(58)	4,497
Changes in operating assets and liabilities:
Accounts receivable	76	2,420
Prepaid expenses and other current assets	(2,953)	2,826
Accounts payable, accrued liabilities and other long-term liabilities	31,317	2,951
Deposits and other assets	(1,407)	474
Net cash provided by operating activities	49,411	47,106
Cash flows from investing activities:
Purchases of property and equipment	(18,121)	(15,444)
Net cash used in investing activities	(18,121)	(15,444)
Cash flows from financing activities:
Dividends paid	(41,298)	(36,081)
Repurchase and extinguishment of 2022 Notes	—	(119,679)
Proceeds from exercises of stock options	204	215
Principal payments on installment payment agreement	(571)	(2,378)
Principal payments of finance lease obligations	(5,863)	(5,744)
Net cash used in financing activities	(47,528)	(163,667)
Effect of exchange rates changes on cash	(615)	(1,316)
Net decrease in cash, cash equivalents and restricted cash	(16,853)	(133,321)
Cash, cash equivalents and restricted cash, beginning of period	328,624	371,301
Cash, cash equivalents and restricted cash, end of period	$311,771	$237,980
Supplemental disclosure of non-cash financing activities:
Finance lease obligations incurred	$6,982	$6,336

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited condensed consolidated financial statements reflect all normal recurring adjustments that the Company considers necessary for the fair presentation of its results of operations and cash flows for the interim periods covered, and of the financial position of the Company at the date of the interim condensed consolidated balance sheet. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such rules and regulations. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. While the Company believes that the disclosures are adequate to not make the information misleading, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in its annual report on Form 10-K for the year ended December 31, 2021.

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

Financial instruments

At March 31, 2022 and December 31, 2021, the carrying amount of cash and cash equivalents, restricted cash, accounts receivable, prepaid and other current assets, accounts payable, and accrued expenses approximated fair value because of the short-term nature of these instruments. The Company measures its cash equivalents and restricted cash at amortized cost, which approximates fair value based upon quoted market prices (Level 1). Based upon recent trading prices (Level 2—market approach) at March 31, 2022 the fair value of the Company’s $500.0 million senior secured notes due 2026 was $476.3 million, the fair value of the Company’s €350.0 million ($389.0 million) senior unsecured notes due 2024 was $387.1 million and the estimated liability fair value of the Company’s interest rate swap agreement was $30.3 million.

Restricted cash and interest rate swap agreement

Restricted cash represents amounts held in a segregated bank accounts by our clearing broker as margin in support of our interest rate swap agreement as discussed in Note 3 and was $30.3 million as of March 31, 2022. Additional cash may be further restricted to maintain our interest rate swap instrument as interest rates fluctuate and margin requirements change. The Company does not use derivative financial instruments for trading purposes.

Gross receipts taxes, universal service fund and other surcharges

Revenue recognition standards include guidance relating to taxes or surcharges assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer and may include, but are not limited to, gross receipts taxes, excise taxes, Universal Service Fund fees and certain state regulatory fees. Such charges may be presented gross or net based upon the Company’s accounting policy election. The Company records certain excise taxes and surcharges on a gross basis and includes them in its revenue and network operations expense. Excise taxes and surcharges billed to customers and recorded on a gross basis (as service revenue and network operations expense)were $3.7 million and $4.5 million for the three months ended March 31, 2022 and March 31, 2021, respectively.

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

The following details the determination of diluted weighted average shares:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2022	2021
Weighted average common shares - basic	46,575,848	46,067,096
Dilutive effect of stock options	21,310	26,065
Dilutive effect of restricted stock	332,033	414,097
Weighted average common shares - diluted	46,929,191	46,507,258

The following details unvested shares of restricted common stock as well as the anti-dilutive effects of stock options and restricted stock awards outstanding:

	March 31, 2022	March 31, 2021
Unvested shares of restricted common stock	1,352,439	1,454,033
Anti-dilutive options for common stock	85,921	77,832
Anti-dilutive shares of restricted common stock	479,655	392,410

Stockholders’ Deficit

The following details the changes in stockholders’ deficit for the three months ended March 31, 2022 and March 31, 2021 (in thousands except share amounts):

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance at December 31, 2020	47,214,077	$47	$515,867	$(1,306)	$(807,774)	$(293,166)
Forfeitures of shares granted to employees	(19,676)	—	—	—	—	—
Equity-based compensation	—	—	7,831	—	—	7,831
Foreign currency translation	—	—	—	(5,210)	—	(5,210)
Issuances of common stock	323,700	1	—	—	—	1
Exercises of options	4,571	—	215	—	—	215
Dividends paid	—	—	—	—	(36,081)	(36,081)
Net income	—	—	—	—	18,851	18,851
Balance at March 31, 2021	47,522,672	$48	$523,913	$(6,516)	$(825,004)	$(307,559)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance at December 31, 2021	47,674,189	$48	$547,734	$(11,003)	$(909,877)	$(373,098)
Forfeitures of shares granted to employees	(9,582)	—	—	—	—	—
Equity-based compensation	—	—	6,614	—	—	6,614
Foreign currency translation	—	—	—	(2,165)	—	(2,165)
Issuances of common stock	256,800	—	—	—	—	—
Exercises of options	5,173	—	204	—	—	204
Dividends paid	—	—	—	—	(41,298)	(41,298)
Net income	—	—	—	—	1,137	1,137
Balance at March 31, 2022	47,926,580	$48	$554,552	$(13,168)	$(950,038)	$(408,606)

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

Service revenue recognized from amounts in deferred revenue (contract liabilities) at the beginning of the period during the three months ended March 31, 2022 was $1.9 million and during the three months ended March 31, 2021 was $1.8 million. Amortization expense for contract costs was $4.7 million for the three months ended March 31, 2022 and $4.6 million for the three months ended March 31, 2021.

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 replaced most existing lease accounting guidance. The operating lease liability under ASU 2016-02 is not considered a liability under the consolidated leverage ratio calculations in the indentures governing the Company’s senior unsecured and senior secured note obligations. The Company has made an accounting policy election to not apply the recognition requirements of ASU 2016-02 to its short-term leases - leases with a term of one year or less. The Company has also elected to apply certain practical expedients under ASU 2016-02 including not separating lease and non-lease components on its finance and operating leases.

	Three Months	Three Months
	Ended	Ended
	March 31, 2022	March 31, 2021
Finance lease costs
Amortization of right-of-use assets	$6,998	$6,346
Interest expense on finance lease liabilities	5,081	5,226
Operating lease cost	4,773	4,417
Total lease costs	16,852	15,989
Other lease information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	(6,621)	(5,396)
Operating cash flows from operating leases	(4,811)	(4,993)
Financing cash flows from finance leases	(5,863)	(5,744)
Right-of-use assets obtained in exchange for new finance lease liabilities	6,982	6,336
Right-of-use assets obtained in exchange for new operating lease liabilities	4,841	2,720
Weighted-average remaining lease term — finance leases (in years)	12.6	12.4
Weighted-average remaining lease term — operating leases (in years)	18.5	19.9
Weighted average discount rate — finance leases	8.9%	10.1%
Weighted average discount rate — operating leases	5.4%	5.6%

Finance leases—fiber lease agreements

The Company has entered into lease agreements with numerous providers of dark fiber under indefeasible-right-of use agreements (“IRUs”). These IRUs typically have initial terms of 15- 20 years and include renewal options after the initial lease term. The Company establishes the number of renewal option periods used in determining the lease term based upon its assessment at the inception of the lease of the number of option periods for which failure to renew the lease imposes a penalty in such amount that renewal appears to be reasonably certain. The option to renew may be automatic, at the option of the Company or mutually agreed to between the dark fiber provider and the Company. Once the Company has accepted the related fiber route, leases that meet the criteria for treatment as finance leases are recorded as a finance lease obligation and an IRU asset. The interest rate used in determining the present value of the aggregate future minimum lease payments is the Company’s incremental borrowing rate for the reasonably certain lease term. The implicit rates within the Company’s operating leases are generally not determinable and the Company determines its incremental borrowing rate for each lease using its current borrowing rate, adjusted for various factors including level of collateralization and term to align with the term of the lease. The determination of the Company's incremental borrowing rate requires judgment. Finance lease assets are included in property and equipment in the Company’s consolidated balance sheets. As of March 31, 2022, the Company had committed to additional dark fiber IRU lease agreements totaling $30.3 million in future payments to be paid over periods of up to 20 years. These obligations begin when the related fiber is accepted, which is generally expected to occur in the next 12 months.

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

The future minimum payments under these operating lease and finance lease agreements are as follows (in thousands):

	Operating	Finance
For the Twelve Months Ending March 31,	Leases	Leases
2022	$17,795	$36,157
2023	18,263	35,470
2024	17,161	35,999
2025	14,325	28,815
2026	12,601	28,349
Thereafter	110,462	250,421
Total minimum lease obligations	190,607	415,211
Less—amounts representing interest	(66,833)	(169,962)
Present value of minimum lease obligations	123,774	245,249
Current maturities	(12,118)	(17,147)
Lease obligations, net of current maturities	$111,656	$228,102

Allowance for credit losses

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

		Current-period
		Provision for	Write offs
	Beginning	Expected Credit	Charged Against	Ending
Description	Balance	Losses	Allowance	Balance
Allowance for credit losses (deducted from accounts receivable)
Three months ended March 31, 2022	$1,510	$946	$(980)	$1,476
Three months ended March 31, 2021	$1,921	$2,012	$(2,476)	$1,457

Net bad debt expense for the three months ended March 31, 2022 was $0.3 million which is net of bad debt recoveries of $0.6 million. Net bad debt expense for the three months ended March 31, 2021 was $0.8 million which is net of bad debt recoveries of $1.2 million.

2.  Property and equipment:

Depreciation and amortization expense related to property and equipment and finance leases was $22.7 million and $22.0 million for the three months ended March 31, 2022 and 2021, respectively. The Company capitalized salaries and related benefits of employees working directly on the construction and build-out of its network of $3.2 million and $3.2 million for the three months ended March 31, 2022 and 2021, respectively.

3.  Long-term debt:

As of March 31, 2022, the Company had outstanding $500.0 million aggregate principal amount of Senior Secured Notes due 2026 (the “2026 Notes”) and €350.0 million ($389.0 million USD) aggregate principal amount of Senior Unsecured Euro Notes due 2024 (the “2024 Notes”). The 2026 Notes are due on May 1, 2026 and bear interest at a rate of 3.50% per year. Interest on the 2026 Notes is paid semi-annually on May 1 and November 1 of each year. The 2024 Notes are due on June 30, 2024 and bear interest at a rate of 4.375% per year. Interest on the 2024 Notes is paid semi-annually on June 30 and December 30 of each year.

Limitations under the indentures

The indentures governing the 2024 Notes (the “2024 Notes Indenture”) and the 2026 Notes (the “2026 Notes Indenture”), among other things, limit the Company’s ability to incur indebtedness; to pay dividends or make other distributions; to make certain investments and other restricted payments; to create liens; to consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; to incur restrictions on the ability of a subsidiary to pay dividends or make other payments; and to enter into certain transactions with its affiliates. There are certain exceptions to the limitations on the Company’s ability to incur indebtedness under the 2024 Notes Indenture and the 2026 Notes Indenture, including IRU agreements incurred in the normal course of business and any additional indebtedness if (i) under the 2024 Notes Indenture, the Company’s consolidated leverage ratio, as defined in the 2024 Notes Indenture, is less than 6.0 to 1.0 and (ii) under the 2026 Notes Indenture, either the Company’s consolidated leverage ratio, as defined in the 2026 Notes Indenture, is less than 6.0 to 1.0 or the Company’s fixed charge coverage ratio, as defined in the 2026 Notes Indenture, is greater than 2.0 to 1.0. The Company can also incur unlimited liens (which can be used, together with capacity under the debt covenant, to incur additional secured indebtedness) if the Company’s consolidated secured leverage ratio, as defined in each of the 2024 Notes Indenture and the 2026 Notes Indenture, is less than 4.0 to 1.0. The 2024 Notes Indenture permits restricted payments, such as dividends and stock purchases, using accumulated consolidated cash flow, as defined in the 2024 Notes Indenture, when the Company’s consolidated leverage ratio, as defined by the 2024 Notes Indenture, is less than 4.25 to 1.00. Under the 2026 Notes Indenture, such accumulated consolidated cash flow, as defined therein, can be used to make such restricted payments if the Company is able to incur $1 of debt, as defined (i.e., either its consolidated leverage ratio is less than 6.0 to 1.0 or its fixed charge coverage ratio is greater than 2.0 to 1.0). As of March 31, 2022 the Company’s consolidated leverage ratio was above 4.25 and the Company’s fixed charge coverage ratio was above 2.0. As of March 31, 2022, a total of $145.5 million was unrestricted and permitted for restricted payments including dividends and stock purchases.

Interest rate swap agreement

As of March 31, 2022, the Company was party to an interest rate swap agreement (the “Swap Agreement”) that has the economic effect of modifying the fixed interest rate obligation associated with its 2026 Notes to a variable interest rate obligation based on the Secured Overnight Financing Rate (“SOFR”) so that the interest payable on the 2026 Notes effectively became variable based on overnight SOFR. The critical terms of the Swap Agreement match the terms of the 2026 Notes, including the notional amount and the optional redemption date on February 1, 2026. The Company did not elect hedge accounting for the Swap Agreement. The Swap Agreement is recorded at its fair value at each reporting period, and the Company incurs gains and losses due to changes in market interest rates. By entering into the Swap Agreement, the Company has assumed the risk associated with variable interest rates. Changes in interest rates affect the interest expense that the Company recognizes in its consolidated statements of comprehensive income. The values that the Company reports for the Swap Agreement as of each reporting date are recognized as interest expense with the corresponding amounts included in assets or liabilities in the Company’s consolidated balance sheets. As of March 31, 2022 the fair value of the Swap Agreement was a net liability of $30.3 million of which $0.6 million is presented with accrued and other current liabilities and $29.7 million is presented with other long-term liabilities. The Company recorded an unrealized loss related to the Swap Agreement of $21.3 million in the three months ended March 31, 2022 which is presented in interest expense in the consolidated statement of comprehensive income. The Company has made a $35.0 million deposit with the counterparty to the Swap Agreement. If the fair value of the Swap Agreement exceeds a net liability of $35.0 million the Company will be required to deposit additional funds with the counterparty equal to the net liability fair value in excess of $35.0 million. As of March 31, 2022, $30.3 million of the deposit was restricted and $4.7 million was unrestricted.

Under the Swap Agreement, the Company pays the counterparty a semi-annual payment based upon overnight SOFR plus a contractual interest rate spread, and the counterparty pays the Company a semi-annual fixed 3.50% interest payment. The settlement payment is made each November and May until the Swap Agreement expires in February 2026. Under the first Swap Agreement settlement payment the Company received a payment of $0.6 million from the counterparty for a net cash savings of $0.6 million for the period from August 9, 2021 (the Swap Agreement inception date) to October 31, 2021. Under the settlement payment made on May 4, 2022, the Company received a payment of $1.2 million from the counterparty for a net cash savings of $1.2 million for the period from November 1, 2021 to April 30, 2022.

Debt extinguishment and repurchase of 2022 Notes

In March 2021, Group repurchased $115.9 million of its 5.375% Senior Secured Notes due 2022 (“2022 Notes’) at a price of 103.2% of the principal amount plus $0.4 million of accrued interest. As a result of this transaction, the Company incurred a loss on debt extinguishment and repurchase of $3.9 million from the premium payment above par value, the amortization of the remaining unamortized notes cost and certain transaction expenses.

On April 6, 2021, Group issued a notice of conditional partial redemption for $45.0 million of the 2022 Notes. On May 6, 2021, Group redeemed the $45.0 million aggregate principal amount of the 2022 Notes at par plus the “make-whole amount” as defined in the 2022 Notes indenture of $1.9 million ($41.41533 per $1,000 aggregate principal amount), plus accrued interest to, but excluding, the redemption date of $0.4 million ($9.70486 per aggregate principal amount). Following the redemption, there was $284.1 million aggregate principal amount of the 2022 Notes remaining. On May 7, 2021, Group used the net proceeds from the offering of its 2026 Notes to satisfy and discharge its remaining obligations under its 2022 Notes. As a result of these transactions, the Company incurred a loss on debt extinguishment and redemption of $10.8 million from the payment of $11.5 million of interest on the 2022 Notes through December 1, 2021, and the amortization of the remaining unamortized notes costs and debt premium.

4.  Commitments and contingencies:

Current and potential litigation

In accordance with the accounting guidance for contingencies, the Company accrues its estimate of a contingent liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Where it is probable that a liability has been incurred and there is a range of expected loss for which no amount in the range is more likely than any other amount, the Company accrues at the low end of the range. The Company reviews its accruals at least quarterly and adjusts them to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular matter. The Company has taken certain positions related to its obligations for leased circuits for which it is reasonably possible could result in a loss of up to $3.6 million in excess of the amount accrued at March 31, 2022. The Company is also engaged in litigation in Virginia in which a former provider of transoceanic capacity to the Company is seeking approximately $0.6 million for alleged unpaid fees and the Company’s early termination of the arrangement. The complaint was filed in December 2021 in the Circuit Court of Fairfax County, Virginia. The Company is contesting its obligation to pay these amounts.

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

5.  Income taxes:

The components of income before income taxes consist of the following (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2022	March 31, 2021
Domestic	$3,352	$28,502
Foreign	(1,674)	(2,301)
Total	$1,678	$26,201

6.  Common stock buyback program and stock options and award plan:

The Company’s Board of Directors has approved purchases of the Company’s common stock under a buyback program (the “Buyback Program”) through December 31, 2022. As of March 31, 2022, there was $30.4 million remaining for purchases under the Buyback Program. There were no purchases of common stock during both the three months ended March 31, 2022 and March 31, 2021.

During the three months ended March 31, 2022 the Company granted 256,800 shares of restricted stock to its executive employees valued at $17.8 million that primarily vest over periods ending in December 2025. The vesting of 104,800 of these shares is subject to certain performance conditions. Of the 104,800 total performance shares granted, the vesting of up to 29,334 performance shares granted to the Company’s CEO is subject to the total shareholder return of the Company’s common stock compared to the total shareholder return of the Nasdaq Telecommunications Index.

7.  Dividends on common stock:

On April 29, 2022, the Company’s Board of Directors approved the payment of a quarterly dividend of $0.88 per common share. This estimated $41.0 million dividend payment is expected to be made on May 27, 2022.

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

8.  Related party transactions:

Office leases

The Company’s headquarters is located in an office building owned by Sodium LLC whose owner is the Company’s Chief Executive Officer. The fixed annual rent for the headquarters building is $1.0 million per year plus an allocation of taxes and utilities. The lease began in May 2015 and the lease term was for five years. In February 2020 the lease term was extended to May 2025. The lease is cancellable by the Company at no cost upon 60 days' notice. The Company’s audit committee reviews and approves all transactions with related parties. The Company paid $0.5 million and $0.4 million in the three months ended March 31, 2022 and 2021, respectively, for rent and related costs (including taxes and utilities) to Sodium LLC for this lease.

9.  Segment information:

The Company operates as one operating segment. The Company’s service revenue by geographic region and product class and long-lived assets by geographic region are as follows (in thousands):

Three Months Ended March 31, 2022
Revenues	On-net	Off-net	Non-core	Total
North America	$86,442	$31,710	$140	$118,292
Europe	21,496	4,274	10	25,780
Asia Pacific	3,141	337	3	3,481
Latin America	1,392	58	1	1,451
Africa	163	8	—	171
Total	$112,634	$36,387	$154	$149,175

Three Months Ended March 31, 2021
Revenues	On-net	Off-net	Non-core	Total
North America	$84,464	$31,843	$89	$116,396
Europe	22,420	4,592	18	27,030
Asia Pacific	2,173	271	—	2,444
Latin America	812	16	—	828
Africa	78	1	—	79
Total	$109,947	$36,723	$107	$146,777

	March 31,	December 31,
	2022	2021
Long-lived assets, net
North America	$330,769	$331,537
Europe and other	125,661	126,355
Total	$456,430	$457,892

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

The COVID-19 pandemic and accompanying government policies worldwide; vaccination and in-office requirements, delays in the delivery of network equipment and optical fiber, future economic instability in the global economy, which could affect spending on Internet services; the impact of changing foreign exchange rates (in particular the Euro to US dollar and Canadian dollar to US dollar exchange rates) on the translation of our non-US dollar denominated revenues, expenses, assets and liabilities into US dollars; legal and operational difficulties in new markets; the imposition of a requirement that we contribute to the US Universal Service Fund on the basis of our Internet revenue; changes in government policy and/or regulation, including rules regarding data protection, cyber security and net neutrality; increasing competition leading to lower prices for our services; our ability to attract new customers and to increase and maintain the volume of traffic on our network; the ability to maintain our Internet peering arrangements on favorable terms; our ability to renew our long-term leases of optical fiber that comprise our network; our reliance on an equipment vendor, Cisco Systems Inc., and the potential for hardware or software problems associated with such equipment; the dependence of our network on the quality and dependability of third-party fiber providers; our ability to retain certain customers that comprise a significant portion of our revenue base; the management of network failures and/or disruptions; our ability to make payments on our indebtedness as they become due and outcomes in litigation, risks associated with variable interest rates under our interest rate swap agreement as well as other risks discussed from time to time in our filings with the Securities and Exchange Commission including, without limitation, our annual report on Form 10-K for the year ended December 31, 2021.

Ukraine & Russia

Following the Russian invasion of Ukraine in February 2022, we terminated services to customers linked to Russia and the Russian government. These customers represented less than 0.3% of our consolidated revenues for the three months ended March 31, 2022. We do not provide service within Russia but we do provide services in Ukraine via our Ukrainian subsidiary, TOV Cogent Communications Ukraine (“Cogent Ukraine”). As a result of the damage to facilities caused by the war, our services in Ukraine have experienced periodic outages which our third-party fiber provider repairs for us. We have taken steps to enhance our network security, provide financial flexibility to our Ukrainian customers and assist our Ukrainian employees. We do not believe that the termination of services to certain Russian customers or the impact of the war on our ability to provide services in Ukraine will have, taken together, a material impact on our network, financial statements or operating results. Cogent Ukraine represented less than 0.4% of our consolidated revenues for the three months ended March 31, 2022 and less than 0.7% of our consolidated assets as of March 31, 2022.

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

Our on-net revenues represented 75.5% of our revenues for the three months ended March 31, 2022 and 74.9% of our revenues for the three months ended March 31, 2021. We provide our on-net Internet access and private network services to our corporate and net-centric customers. Our corporate customers are located in multi-tenant office buildings and typically include law firms, financial services firms, advertising and marketing firms, as well as health care providers, educational institutions and other professional services businesses. Our net-centric customers include bandwidth-intensive users that leverage our network to either deliver content to end users or to provide access to residential or commercial internet users. Content delivery customers include over the top (“OTT”) media service providers, content delivery networks, web hosting companies, and commercial content and application software providers. Our net-centric customers include 7,625 access networks comprised of other Internet service providers (“ISPs”), telephone companies, mobile phone operators and cable television companies that collectively provide internet access to a substantial number of broadband subscribers and mobile phone subscribers across the world. These net-centric customers generally receive our services in carrier neutral colocation facilities and in our data centers. We operate data centers throughout North America and Europe that allow our customers to collocate their equipment and access our network.

In addition to providing our on-net services, we provide Internet access and private network services to customers that are not located in buildings directly connected to our network. We provide these off-net services primarily to corporate customers using other carriers’ circuits to provide the “last mile” portion of the link from the customers’ premises to our network. Our off-net revenues represented 24.4% of our revenues for the three months ended March 31, 2022 and 25.0% of our revenues for the three months ended March 31, 2021.

We also provide certain non-core services that resulted from acquisitions. We continue to support but do not actively sell these non-core services. We expect revenue from non-core services to continue to decline or to remain flat. Our non-core revenues represented less than 0.1% of our revenues for both the three months ended March 31, 2022 and March 31, 2021.

Competitive Advantages

We believe we address many of the data communications needs of small and medium-sized businesses, communications service providers and other bandwidth-intensive organizations by offering them high-quality, high-speed Internet access and private network services at attractive prices. We believe that our organization has the following competitive advantages:

Low Cost of Operation: We believe that the wireline telecom industry is undergoing, and will continue to face, significant price deflation for its applications and services. This price deflation is a result of a variety of factors including increased competition, enhanced substitutability of certain products and services and the continued impact of Moore’s Law, which has driven down the cost of technology, particularly for fiber optic Wavelength Division Multiplexing (“WDM”) equipment and optically interfaced routers. Faced with the backdrop of continued price deflation in our industry, we have made a series of discreet choices around our network design, operating strategy and product offerings that are consistent with our objective of becoming the low cost operator in our industry. Since our initiation of operations, this strategy has resulted in a rapid decline in our cost to transmit bits, which has increased our margins and decreased our capital intensity as measured by our capital expenditures per total revenues. Over the last five fiscal years, our cost of goods sold per bit delivered for our customers has declined at a compounded annual rate of 23.3%. Important components of our low cost operating strategy include:

●	One Network Protocol. Upon our founding, we selected to operate our network solely using Ethernet protocol. We made this selection in order to take advantage of the significantly greater installed base and lower cost of Ethernet network equipment versus other protocols, the substantially lower costs associated with operating and maintaining one network protocol and the continued benefits of the rapid price performance ratio improvements of Ethernet-related equipment. Our single network design allows us to avoid many of the costs that our competitors who operate circuit-switched, TDM and hybrid fiber coaxial networks incur related to provisioning, monitoring and maintaining multiple transport protocols. Selecting one operating protocol has also had positive effects in terms of our operating overhead and the simplicity of our organization. We believe the vast majority of our competition currently operates their networks with multiple protocols and we believe that attempts to upgrade their networks to one protocol would be operationally challenging and costly.

●	Widespread Access to Fiber on a Cost Effective, Long-Term Basis. We have acquired a large portfolio of dark fiber leases from around the world sourced from the excess inventory of existing networks. This choice to lease rather than build reduces our capital intensity and the operating costs of our intercity and metro networks. The nature of this portfolio and the individual leases provides us long-term access to dark fiber at attractive rates and the opportunity in many cases to extend these leases for multiple terms. On average, a modest number of our dark fiber leases come up for renewal each year. We have relationships with 297 dark fiber vendors across the globe enabling us to lease dark fiber on a long-term, cost-effective basis to virtually any geographic route or facility we require.

●	Narrow and Focused Product Set. Since our founding, we have strategically focused on delivering a very narrow product set to our customers. The vast majority of our revenue is driven or related to our high-capacity, bi-directional, symmetric internet access services which can be accessed on-net in multi-tenant office buildings and carrier neutral data centers or off-net through other carriers’ “last mile” connections to customer facilities. There are significant cost advantages as a result of this narrow product set. We believe that the relative size of our salesforce training, support and overhead is lower than comparable telecom providers which tend to offer a broader, one-stop shop product set to their client base.

●	Scalable Network Equipment and Hub Configurations. Due to our single network protocol and narrow product set, our transmission and network operations rely mainly on two sets of equipment for operation. In order to further scale our operating leverage, we have systematically reused older equipment in less dense portions of our network. Due to interoperability between the generations of products, we are able to transfer older equipment from our core, high-traffic areas to newer, less congested routes. The result of this dynamic grooming process is that we are able to utilize our equipment for materially longer time frames than the expected life of this equipment thereby reducing our capital investment in our network. We design and build all of our network hubs to the same standards and configurations. This replication strategy provides us scale benefits in equipment purchases, training, and maintenance.

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

Large Addressable Market. We have systematically evaluated and chosen our network extensions to buildings, data centers and markets based upon a rigorous set of criteria to evaluate the economic opportunity of network locations. Additional factors relevant to our pursuit of new buildings include the willingness of building owners to grant us access rights, the availability of optical fiber networks to serve those buildings, the costs to connect buildings to our network and equipment availability. We have also begun to evaluate the sustainability of new locations by evaluating the LEED Green Rating of Buildings, the potential to source renewable energy at potential locations and the potential impact of climate change on a location including access to water and the risk of flooding. Our network is connected to 3,065 total buildings located in 216 metropolitan markets. These buildings include 1,824 large MTOBs (totaling 992.3 million square feet of office space) in major North American cities where we offer our services to a diverse set of high-quality corporate customers within close physical proximity of each other. These buildings also include 1,383 CNDCs located in 1,187 buildings in North America, Europe, Asia, South America, Australia and Africa where our net-centric customers directly interconnect with our network. We also operate 54 of our own data centers across the United States and in Europe which comprise over 606,000 square feet of floor space and are directly connected to our network. We believe that these network points of presence strategically position our network to attract high levels of Internet traffic and maximize our revenue opportunities and profitability.

Balanced, High-Traffic Network. Since its inception, our network has grown significantly in terms of its geographic reach, customer connections, and traffic. We currently serve 7,625 access networks as well as numerous large and small content providers and 45,393 corporate customer connections. As a result of these growing bases of customers who distribute (content providers) and receive (access networks) content on our network, we believe that the majority of all the traffic remains “on-net” by both originating and terminating on our network. This control of traffic is an important differentiator as it increases our service reliability and speed of traffic delivery. The increasing share of traffic delivered from content providers to access networks also enhances our margins as we are compensated by both the originating customer and terminating customer. The breadth of our network, extensive size of our customer base, and the volume of our traffic enables us to be one of a handful of Tier 1 networks that are interconnected on a settlement-free basis. This Tier 1 peering status broadens our geographic delivery capability and materially reduces our network costs.

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

Increase our Share of the Net-Centric Market. We are currently one of the leading providers of high-speed internet access to a variety of content providers and access networks across the world. We intend to further load our high-capacity network as a result of the growing demand for high-speed internet access generated by these types of bandwidth-intensive applications such as over-the-top (“OTT”) media services, online gaming, video, Internet of Things (“IoT”), voice over IP (“VOIP”), remote data storage, and other services. We expect that we will continue to grow our shares of these segments by offering our customers a series of attractive features including:

●	Geographic breadth – We have the broadest carrier neutral data center footprint in the industry and currently offer network services in 50 countries – as net-centric customers seek a more international audience this footprint is a significant advantage;

●	High capacity and reliability – We offer 100 Mbps to 100 Gbps ports in all of the carrier neutral data centers and 400Gbps in selected locations on our network, which differentiates the capacity choices we provide our net-centric clients;

●	Balanced customer base – Our leading share of content providers and access networks increases the amount of traffic that originates and terminates on our network thereby reducing latency and enhancing reliability;

●	Large and dedicated salesforce – Our team of 208 net-centric sales professionals is one of the largest salesforces in this industry segment and enables us to better serve this customer segment while also identifying new sales opportunities and gaining new business and customers; and

●	Competitive pricing – We aggressively price and offer discounts for our services to customers in order to attract new customers and drive volume.

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

Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

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

	Three Months Ended
	March 31,		Percent
	2022	2021	Change

	(in thousands)
Service revenue	$149,175	$146,777	1.6%
On-net revenue	112,634	109,947	2.4%
Off-net revenue	36,387	36,723	(0.9)%
Network operations expenses (1)	57,449	57,092	0.6%
Selling, general, and administrative expenses (2)	40,627	41,442	(2.0)%
Depreciation and amortization expenses	22,688	21,970	3.3%
Unrealized foreign exchange gain on 2024 Notes	8,014	18,870	NM
Loss on debt extinguishment and repurchase – 2022 Notes	—	3,868	NM
Interest expense	35,439	15,836	123.8%
Income tax expense	541	7,350	NM
(1)	Includes equity-based compensation expenses of $144 and $2,076 in the three months ended March 31, 2022 and 2021, respectively.
(2)	Includes equity-based compensation expenses of $5,912 and $5,231 in the three months ended March 31, 2022 and 2021, respectively.

NM – not meaningful

	Three Months Ended
	March 31,		Percent
	2022	2021	Change
Other Operating Data
Average Revenue Per Unit (ARPU)
ARPU—on-net	$463	$471	(1.8)%
ARPU—off-net	$948	$1,012	(6.4)%
Average Price per Megabit — installed base	$0.31	$0.38	(18.6)%
Customer Connections—end of period
On-net	81,627	78,389	4.1%
Off-net	12,922	12,216	5.8%

Service Revenue. We continually work to grow our total service revenue by increasing the number of potential customers that we can reach on our network. We do this by investing capital to expand the geographic footprint of our network, increasing the number of buildings that we are connected to, including carrier neutral data centers and multi-tenant office buildings, and increasing our penetration rate into our existing buildings. These efforts broaden the global reach of our network and increase the size of our potential addressable market. We also seek to grow our service revenue by investing in our sales and marketing team. We typically sell corporate connections at similar pricing to our competitors, but our clients benefit from our significantly faster speeds, enhanced service level agreements and rapid installation times. In the net-centric market, we offer comparable services in terms of capacity but typically at significantly lower prices.

Our service revenue increased by 1.6% from the three months ended March 31, 2021 to the three months ended March 31, 2022. Exchange rates negatively impacted our increase in service revenue by $1.9 million. All foreign currency comparisons herein reflect results for the three months ended March 31, 2022 translated at the average foreign currency exchange rates for the three months ended March 31, 2021. We increased our total service revenue by expanding our network, by adding additional buildings to our network, by increasing our penetration into the buildings connected to our network and by gaining market share by offering our services at lower prices than our competitors.

Revenue recognition standards include guidance relating to any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, gross receipts taxes, Universal Service Fund fees and certain state regulatory fees. We record these taxes billed to our customers on a gross basis (as service revenue and network operations expense) in our consolidated statements of comprehensive income. The impact of these taxes including the Universal Service Fund, resulted in a decrease to our revenues of $0.8 million from the three months ended March 31, 2021 to the three months ended March 31, 2022.

Our corporate customers generally purchase their services on a price per connection basis. Our net-centric customers generally purchase their services on a price per megabit basis. Revenues from our corporate and net-centric customers represented 57.7% and 42.3% of total service revenue, respectively, for the three months ended March 31, 2022 and represented 62.7% and 37.3% of total service revenue, respectively, for the three months ended March 31, 2021. Revenues from corporate customers decreased by 6.4% to $86.1 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. Revenues from our net-centric customers increased by 15.1% to $63.1 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021.

Our corporate customers take advantage of our superior speeds, service levels and installation times versus our competitors. The growing trend of customers installing second lines for redundancy in order to construct Virtual Private Networks (“VPN’s) has also led to our ability to increase our corporate revenues. However, beginning in the second quarter of 2020, we saw corporate customers take a more cautious approach to new configurations and upgrades as well as a reduction in demand for connecting smaller satellite offices as a result of the challenges and uncertainties of the COVID-19 pandemic. We also witnessed a deteriorating real estate market in and around the buildings we service, with rising vacancy levels and falling lease initiations or renewals resulting in fewer sales opportunities for our salesforce. As a result, we have experienced a slowdown in new sales to our corporate customers which negatively impacted our corporate revenue results. While we believe that demand for office space in the buildings in which we operate will remain among the strongest in our markets, we may experience increased corporate customer turnover, fewer upgrades of existing corporate customer configurations and fewer new tenant opportunities which would negatively impact our corporate revenue growth.

Our revenue from our net-centric customers increased primarily due to an increase in our number of net-centric customers and growth in network traffic from these customers partly offset by a decline in our average price per megabit. Our net-centric customers purchase our services on a price per megabit basis. The net-centric market exhibits significant pricing pressure due to the continued introduction of new technology which lowers the marginal cost of transmission and routing, and the commodity nature of the service where price is typically the only differentiating factor for these customers. Our average price per megabit of our installed base of customers declined by 18.6% from the three months ended March 31, 2021 to the three months ended March 31, 2022. We expect that our average price per megabit will continue to decline at similar rates. The impact of foreign exchange rates has a more significant impact on our net-centric revenues.

Our on-net revenues increased by 2.4% from the three months ended March 31, 2021 to the three months ended March 31, 2022. Our on-net revenues increased as we increased the number of our on-net customer connections by 4.1% at March 31, 2022 from March 31, 2021. On-net customer connections increased at a greater rate than on-net revenues primarily due to a decrease in our on-net ARPU from the three months ended March 31, 2021 to the three months ended March 31, 2022 and the negative impact of foreign exchange. ARPU is determined by dividing revenue for the period by the average customer connections for that period.

Our off-net revenues decreased by 0.9% from the three months ended March 31, 2021 to the three months ended March 31, 2022. Our off-net revenues decreased primarily from the decrease in our off-net ARPU from the three months ended March 31, 2021 to the three months ended March 31, 2022 offsetting the 5.8% increase in the number of our off-net customer connections from March 31, 2021 to March 31, 2022 and the negative impact of foreign exchange.

Network Operations Expenses. Network operations expenses include the costs of personnel associated with service delivery, network management and customer support, network facilities costs, fiber and equipment maintenance fees, leased circuit costs, access and facilities fees paid to building owners and excise taxes billed to our customers and recorded on a gross basis. Our network operations expenses, including non-cash equity-based compensation expense, increased by 0.6% from the three months ended March 31, 2021 to the three months ended March 31, 2022. Non-cash equity-based compensation expense is included in network operations expenses consistent with the classification of the employee’s salary and other compensation. The increase in network operations expense is primarily attributable to an increase in costs related to our network and facilities expansion activities being partly offset by a $1.9 million decrease in equity-based compensation expense from the vesting of restricted employee shares that occurred in the three months ended March 31, 2021 and by price reductions obtained in certain of our leased circuit costs.

Selling, General, and Administrative (“SG&A”) Expenses. Our SG&A expenses, including non-cash equity-based compensation expense, decreased by 2.0% from the three months ended March 31, 2021 to the three months ended March 31, 2022. Non-cash equity-based compensation expense is included in SG&A expenses consistent with the classification of the employee’s salary and other compensation. SG&A expenses decreased primarily from a decrease in salaries and benefits from a reduction in our total headcount and a reduction in our bad debt expense. Our sales force headcount was 620 at March 31, 2022 and 693 at March 31, 2021, and our total headcount was 987 at March 31, 2022 and 1,066 at March 31, 2021. We experienced an increase in both voluntary and involuntary employee departures, particularly within our sales department, in the second half of 2021 and in the first quarter of 2022. We believe that this rise in departures was attributable both to an increased focus on monitoring sales productivity and to the unwillingness of some employees to be vaccinated and/or to return to a full-time, in-office environment.

Depreciation and Amortization Expenses. Our depreciation and amortization expense increased by 3.3% from the three months ended March 31, 2021 to the three months ended March 31, 2022. The increase is primarily due to the depreciation expense associated with the increase in deployed fixed assets.

Interest Expense and Losses on Debt Extinguishment and Redemptions. Our interest expense resulted from interest incurred on our 2022 Notes until these notes were fully extinguished in May 2021, interest incurred on our €350.0 million of 2024 Notes, interest incurred on our $500.0 million of 2026 Notes that we issued in May 2021, interest incurred on our installment payment agreement and interest incurred on our finance lease obligations. In March 2021, we repurchased and extinguished $115.9 million of our 2022 Notes at 103.24% of par value resulting in a loss on debt extinguishment and repurchase of $3.9 million and reduced the par value from $445.0 million to $329.1 million. In May 2021, we extinguished the remaining $329.1 million of our 2022 Notes at par value.

In August 2021 we entered into an interest rate swap agreement (the “Swap Agreement”) that has the economic effect of modifying the fixed interest rate obligation associated with our 2026 Notes to a variable interest rate obligation based on the Secured Overnight Financing Rate (“SOFR”) which results in the interest payable on the 2026 Notes effectively becoming variable based on overnight SOFR. The Swap Agreement is recorded at its fair value at each reporting period, and we incur gains and losses due to changes in market interest rates. The values that we report for the Swap Agreement as of each reporting date are recognized as non-

cash interest expense with the corresponding amounts included in assets or liabilities in our consolidated balance sheets. As of March 31, 2022 the fair value of our Swap Agreement was a net liability of $30.3 million and we recorded an unrealized loss as non-cash interest expense of $21.3 million in the three months ended March 31, 2022. We did not elect hedge accounting for our Swap Agreement. Under our Swap Agreement, we pay the counterparty a semi-annual payment based upon overnight SOFR plus a contractual interest rate spread, and the counterparty pays us a semi-annual fixed 3.50% interest payment. These settlement payment is made in November and May until the Swap Agreement expires in February 2026. Under the first Swap Agreement settlement payment we received a payment of $0.6 million from the counterparty for a net cash savings of $0.6 million for the period from August 9, 2021 (the Swap Agreement inception date) to October 31, 2021. Under the settlement payment made on May 4, 2022, we recevied a payment of $1.2 million from the counterparty for a net cash savings of $1.2 million for the period from November 1, 2021 to April 30, 2022. Our interest expense increased by 123.8% from the three months ended March 31, 2021 to the three months ended March 31, 2022. This increase was primarily due to the reduction in interest expense from the lower interest rate on our 2026 Notes as compared to our 2022 Notes being offset by the additional $21.3 million of additional non-cash interest expense we recorded related to our Swap Agreement in the three months ended March 31, 2022.

Unrealized Gain on Foreign Exchange – 2024 Notes. Our 2024 Notes were issued in Euros and are reported in our reporting currency – US Dollars. As of March 31, 2022, our 2024 Notes were valued at $389.0 million. Our unrealized gain on foreign exchange on our 2024 Notes from converting our 2024 Notes into USD was $8.0 million for the three months ended March 31, 2022 and $18.9 million for the three months ended March 31, 2021. We have not entered into hedging arrangements for our foreign currency obligations.

Income Tax Expense. Our income tax expense was $0.5 million for the three months ended March 31, 2022 and $7.4 million for the three months ended March 31, 2021. The decrease in our income tax expense is primarily related to the decrease in our income before income taxes.

Buildings On-net. As of March 31, 2022 and 2021, we had a total of 3,065 and 2,939 on-net buildings connected to our network, respectively. The increase in our on-net buildings was a result of our disciplined network expansion program. We anticipate adding a similar number of buildings to our network for the next several years.

Liquidity and Capital Resources

In assessing our liquidity, management reviews and analyzes our current cash and restricted cash balances, accounts receivable, accounts payable, accrued liabilities, capital expenditure commitments, and required finance lease and debt payments and other obligations. As our business has grown as a result of an increasing customer base, broader geographic coverage and increased traffic on our network, we have produced a growing level of operating cash flow. As a result of the operating leverage of our network, our annual capital expenditures as measured as a percentage of revenues has fallen over the last decade. Increasing our operating cash flow is in part dependent upon expanding our geographic footprint and increasing our network capacity. Recent supply chain issues in obtaining network equipment may adversely impact our ability to grow our network and revenue.

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

Over the next several years we have significant contractual and anticipated cash outlays including our indicative dividend payments on our common stock, our maturing debt obligations, interest payments on our debt obligations and our projected capital expenditure requirements in order to help execute our business plan. Based upon our historical growth rate of our dividend, we expect that we would have to provide approximately $363 million in order to meet our expected quarterly dividend payments over the next two years. Our $500.0 million 2026 Notes mature in May 2026 and include annual interest payments of $17.5 million until maturity. Our €350 million 2024 Notes mature in June 2024 and include annual interest payments €15.3 million until maturity. Our €350 million 2024 Notes are denominated in Euros and expose us to potentially unfavorable adverse movements in foreign currency rate changes. Our overseas operations provides us access to Euros, however these amounts may be insufficient to fund our obligations under our 2024 Notes. Additionally, we have not entered into foreign currency hedging arrangements which would seek to reduce our risks related to foreign exchange volatility.

Interest rate swap agreement

As of March 31, 2022, we were party to our Swap Agreement that has the economic effect of modifying the fixed interest rate obligation associated with our 2026 Notes to a variable interest rate obligation based on the SOFR so that the interest payable on our 2026 Notes effectively became variable based on overnight SOFR. The critical terms of our Swap Agreement match the terms of our 2026 Notes, including the notional amount and the optional redemption date on February 1, 2026. The Swap Agreement is recorded at its fair value at each reporting period, and we incur non-cash gains and losses due to changes in market interest rates. By entering into the Swap Agreement, we have assumed the risk associated with variable interest rates. Changes in interest rates affect the interest expense that we recognize in our consolidated statements of comprehensive income. The values that we report for the Swap Agreement as of each reporting date are recognized as non-cash interest expense with the corresponding amounts included in assets or liabilities in our consolidated balance sheets.

As of March 31, 2022 the fair value of the Swap Agreement was a net liability of $30.3 million of which $0.6 million is presented with accrued and other current liabilities and $29.7 million is presented with other long-term liabilities. We recorded an unrealized loss related to the Swap Agreement of $21.3 million in the three months ended March 31, 2022 which is presented in interest expense in our statement of comprehensive income. We have made a $35.0 million deposit with the counterparty to the Swap Agreement. If the fair value of the Swap Agreement exceeds a net liability of $35.0 million we will be required to deposit additional funds with the counterparty equal to the net liability fair value in excess of $35.0 million. As of March 31, 2022, $30.3 million of the deposit was restricted and $4.7 million was unrestricted.

Under the Swap Agreement, we pay the counterparty a semi-annual payment based upon overnight SOFR plus a contractual interest rate spread and the counterparty pays us a semi-annual fixed 3.50% interest payment. The settlement payments is made in November and May until the Swap Agreement expires in February 2026. Under the first Swap Agreement settlement payment, we received a payment of $0.6 million from the counterparty for a net cash savings of $0.6 million for the period from August 9, 2021 (the Swap Agreement inception date) to October 31, 2021. Under the settlement payment made on May 4, 2022, we received a payment of $1.2 million from the counterparty for a net cash savings of $1.2 million for the period from November 1, 2021 to April 30, 2022.

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

Cash Flows

The following table sets forth our consolidated cash flows.

	Three Months Ended March 31,
(in thousands)	2022	2021
Net cash provided by operating activities	$49,411	$47,106
Net cash used in investing activities	(18,121)	(15,444)
Net cash used in financing activities	(47,528)	(163,667)
Effect of exchange rates changes on cash	(615)	(1,316)
Net decrease in cash and cash equivalents	$(16,853)	$(133,321)

Net Cash Provided by Operating Activities. Our primary source of operating cash is receipts from our customers who are billed on a monthly basis for our services. Our primary uses of operating cash are payments made to our vendors, employees and interest payments made to our finance lease vendors and our note holders. Our changes in cash provided by operating activities are primarily due to changes in our operating profit and changes in our interest payments. Cash provided by operating activities for the three months ended March 31, 2021 include interest payments on our note obligations of $12.4 million. There were no interest payments on our note obligations for the three months ended March 31, 2022.

Net Cash Used In Investing Activities. Our primary use of cash for investing activities is for purchases of property and equipment. Purchases of property and equipment were $18.1 million and $15.4 million for the three months ended March 31, 2022 and 2021, respectively. The changes in purchases of property and equipment are primarily due to the timing and scope of our network expansion activities including geographic expansion and adding buildings to our network.

Net Cash Used In Financing Activities. Our primary uses of cash for financing activities are payments to redeem and extinguish our debt, dividend payments, principal payments under our finance lease obligations and our installment payment agreement, and for purchases of our common stock. During the three months ended March 31, 2022 and 2021 we paid $41.3 million and $36.1 million, respectively, for our quarterly dividend payments. Our quarterly dividend payments have increased due to increases in our quarterly dividend per share amounts. In March 2021, we paid $119.7 million to repurchase and extinguish $115.9 million of our 2022 Notes at 103.24% of par value. Principal payments under our finance lease obligations were $5.9 million and $5.7 million for the three months ended March 31, 2022 and 2021, respectively. The changes in our principal payments under our finance lease obligations are primarily due to the timing and extent of our network expansion activities including geographic expansion and adding buildings to our network. Principal payments under our installment payment agreement were $0.6 million and $2.4 million for the three months ended March 31, 2022 and 2021, respectively. There were no purchases of our common stock in both the three months ended March 31, 2022 and 2021.

Cash Position and Indebtedness

Our total indebtedness, at par, at March 31, 2022 was $1.1 billion and our total cash, cash equivalents and restricted cash was $311.8 million. Our total indebtedness at March 31, 2022 includes $245.2 million of finance lease obligations for dark fiber under long-term IRU agreements.

Summarized Financial Information of Holdings

Holdings is not a restricted subsidiary as defined under the indentures governing our 2026 Notes and our 2024 Notes. Holdings is a guarantor under these notes. Under the indentures we are required to disclose financial information of Holdings including its assets, liabilities and its operating results (“Holdings Financial Information”). The Holdings Financial Information as of and for the three months ended March 31, 2022 is detailed below (in thousands).

March 31, 2022
(Unaudited)
Cash and cash equivalents	$107,589
Accrued interest receivable	5
Total assets	$107,594

Investment from subsidiaries	$409,909
Common stock	48
Accumulated deficit	(302,363)
Total equity	$107,594

Three Months Ended
March 31, 2022
(Unaudited)
Equity‑based compensation expense	6,614
Interest income	15
Net loss	$(6,599)

Common Stock Buyback Program

Our Board of Directors has approved purchases of our common stock under a buyback program (the “Buyback Program”). There were no purchases of our common stock in the three months ended March 31, 2022 and 2021. As of March 31, 2022, there was a total of $30.4 million available under the Buyback Program which is authorized to continue through December 31, 2022.

Dividends on Common Stock and Return of Capital Program

On April 29, 2022, our Board of Directors approved the payment of our quarterly dividend of $0.88 per common share. This estimated $41.0 million dividend payment is expected to be made on May 27, 2022.

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

Impact of COVID-19 on Our Liquidity and Operating Performance

We continue to operate with a high level of liquidity, and as of March 31, 2022, we had cash, cash equivalents and restricted cash of $311.8 million. The COVID-19 pandemic has not impacted our credit rating to date, nor do we believe that it has materially changed our cost of capital. We believe we are able to timely service our debt obligations and will not require any concessions to do so. We believe we will have access to additional capital from a variety of sources and the public capital markets for debt and equity.

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

The spread of the Omicron variant around the world in December 2021 caused us to modify further our office environment. First, we mandated that all U.S. employees receive a COVID-19 booster vaccine no later than six weeks after first becoming eligible for such vaccine. Second, we mandated that all U.S. employees provide proof of vaccination to us. Third, for offices around the world that had not been closed by government order, we shifted much of our workforce to fully remote status on a temporary basis at the end of 2021 in order to reduce the density of our offices. Sales representatives with less than 12 months tenure, sales representative on performance improvement plans and their managers remained working in our offices on a full-time basis, as we believe that the training and coaching required by new and underperforming sales representatives is significantly more effective when provided in an in-office environment. In March 2022, all of our US employees returned to our offices on a full-time basis, and our employees around the world have returned to the office as and when permitted by local regulations.

Our employees have largely complied with our vaccine mandate in the United States. However, we experienced an increase in both voluntary and involuntary employee departures, particularly within our sales department, in the second half of 2021 and first quarter of 2022. We believe this rise in departures is attributable both to an increased focus on managing underperforming sales representatives and to the unwillingness of some employees to be vaccinated and/or to return to a full time, in office environment. As a result of our decisions to mandate COVID vaccination and to require employees to return to our offices on a full time basis, we may find it difficult to retain existing employees or hire new employees. If this occurs, we may experience lower sales, revenue and profitability.

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

We continue to experience a slowdown in the availability and delivery of networking equipment and optical fiber. While we believe we can adequately manage the operation, maintenance, upgrading and growth of our network, a worsening or prolonged slowdown may impact our ability to expand and augment our network.

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

Critical Accounting Policies and Significant Estimates

Management believes that as of March 31, 2022, there have been no material changes to our critical accounting policies and significant estimates from those listed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2021.

ITEM 3.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management believes that as of March 31, 2022, there have been no material changes to our exposures to market risk from those disclosed in Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of our annual report on Form 10-K for the year ended December 31, 2021.

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

ITEM 1A.            RISK FACTORS

Management believes that as of March 31, 2022, there have been no material changes to our risk factors from those disclosed in Item 1A “Risk Factors,” of our annual report on Form 10-K for the year ended December 31, 2021.

ITEM 2.              UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Board of Directors has authorized a plan to permit the repurchase of our common stock in negotiated and open market transactions through December 31, 2022. We may purchase shares from time to time depending on market, economic, and other factors. There were no purchases of shares of our common stock during the first quarter of 2022.

ITEM 6.              EXHIBITS.

(a)	Exhibits

Exhibit Number	Description
3.1

Amended and Restated Bylaws of Cogent Communications Holdings, Inc. (as of May 4, 2022) (previously filed as Exhibit 3.1 to our Current Report on Form 8-K filed on May 4, 2022 and incorporated herein by reference).

10.1

Dark Fiber IRU Agreement, dated April 14, 2000, between WilTel Communications, Inc. and Cogent Communications, Inc., as amended June 27, 2000, December 11, 2000, January 26, 2001, and February 21, 2001, filed as Exhibit 10.1 hereto and incorporated herein by reference.*

10.2

Restricted Stock Award, dated as of January 3, 2022, between the Company and David Schaeffer (previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on January 5, 2022, and incorporated herein by reference).

31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer (furnished herewith)
32.2	Certification of Chief Financial Officer (furnished herewith)
101.1

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Comprehensive Income (Loss), (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (filed herewith).

104	Cover Page Data File (the cover page XBRL tags are embedded within the iXBRL document).

* Certain confidential information contained in this agreement has been omitted because it (i) is not material and (ii) would be competitively harmful if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COGENT COMMUNICATIONS HOLDINGS, INC.

Date: May 5, 2022	By:	/s/ David Schaeffer
		Name:	David Schaeffer
		Title:	Chief Executive Officer

Date: May 5, 2022	By:	/s/ Thaddeus G. Weed
		Name:	Thaddeus G. Weed
		Title:	Chief Financial Officer and Treasurer (Principal Accounting Officer)