Form 10-Q
period 2022-06-30
COGENT COMMUNICATIONS HOLDINGS, INC.
filed 2022-08-05
CIK 1158324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2022

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

Common Stock, $.001 par value 48,014,392 Shares Outstanding as of July 31, 2022

INDEX

	PART I
	FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Condensed Consolidated Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets of Cogent Communications Holdings, Inc. and Subsidiaries as of June 30, 2022 (Unaudited) and December 31, 2021	3
	Condensed Consolidated Statements of Comprehensive (Loss) Income of Cogent Communications Holdings, Inc. and Subsidiaries for the Three Months Ended June 30, 2022 and June 30, 2021 (Unaudited)	4
	Condensed Consolidated Statements of Comprehensive Income of Cogent Communications Holdings, Inc. and Subsidiaries for the Six Months Ended June 30, 2022 and June 30, 2021 (Unaudited)	5
	Condensed Consolidated Statements of Cash Flows of Cogent Communications Holdings, Inc. and Subsidiaries for the Six Months Ended June 30, 2022 and June 30, 2021 (Unaudited)	6
	Notes to Interim Condensed Consolidated Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34
Item 4.	Controls and Procedures	34

	PART II
	OTHER INFORMATION

Item 1.	Legal Proceedings	36
Item 1A	Risk Factors	36
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36
Item 6.	Exhibits	37
SIGNATURES		38
CERTIFICATIONS

PART I FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

COGENT COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2022 AND DECEMBER 31, 2021

(IN THOUSANDS, EXCEPT SHARE DATA)

	June 30,	December 31,
	2022	2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$312,051	$319,609
Restricted cash	37,796	9,015
Accounts receivable, net of allowance for credit losses of $1,717 and $1,510, respectively	44,568	41,938
Prepaid expenses and other current assets	43,054	39,015
Total current assets	437,469	409,577
Property and equipment, net	461,381	457,880
Right-of-use leased assets	98,576	101,687
Deposits and other assets	17,158	15,413
Total assets	$1,014,584	$984,557
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$14,823	$11,923
Accrued and other current liabilities	52,322	39,057
Installment payment agreement, current portion, net of discount of $6	—	785
Current maturities, operating lease liabilities	12,172	12,197
Current maturities, finance lease obligations	17,562	17,048
Total current liabilities	96,879	81,010
Senior unsecured 2027 notes, net of unamortized debt costs of $1,283 and net of discount of $2,686	446,031	—
Senior secured 2026 notes, net of unamortized debt costs of $1,032 and $1,156, respectively, and net of discounts of $1,371 and $1,536, respectively	497,597	497,308
Senior unsecured 2024 Euro notes, net of unamortized debt costs of $2,121 and net of discount of $772	—	394,112
Operating lease liabilities, net of current maturities	110,735	111,794
Finance lease obligations, net of current maturities	236,652	228,822
Other long-term liabilities	66,871	44,609
Total liabilities	1,454,765	1,357,655
Commitments and contingencies:
Stockholders’ deficit:
Common stock, $0.001 par value; 75,000,000 shares authorized; 48,003,724 and 47,674,189 shares issued and outstanding, respectively	48	48
Additional paid-in capital	561,161	547,734
Accumulated other comprehensive loss — foreign currency translation	(20,661)	(11,003)
Accumulated deficit	(980,729)	(909,877)
Total stockholders’ deficit	(440,181)	(373,098)
Total liabilities and stockholders’ deficit	$1,014,584	$984,557

The accompanying notes are an integral part of these condensed consolidated balance sheets.

COGENT COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED JUNE 30, 2022 AND JUNE 30, 2021

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended	Three Months Ended
	June 30, 2022	June 30, 2021
	(Unaudited)	(Unaudited)
Service revenue	$148,450	$147,879
Operating expenses:
Network operations (including $145 and $136 of equity-based compensation expense, respectively, exclusive of depreciation and amortization shown separately below)	56,514	56,180
Selling, general, and administrative (including $5,762 and $6,738 of equity-based compensation expense, respectively)	39,386	41,392
Depreciation and amortization	23,071	22,096
Total operating expenses	118,971	119,668
Gains on lease transactions	87	—
Operating income	29,566	28,211
Interest expense	(13,478)	(14,236)
Change in valuation – interest rate swap	(7,510)	—
Foreign exchange gain (loss) – 2024 Euro Notes	23,547	(5,280)
Loss on debt extinguishment and redemption – 2024 Euro Notes	(11,885)	—
Loss on debt extinguishment and redemption – 2022 Notes	—	(10,830)
Interest income and other expenses, net	(522)	64
Income (loss) before income taxes	19,718	(2,071)
Income tax expense	(8,554)	(422)
Net income (loss)	$11,164	$(2,493)

Comprehensive income (loss):
Net income (loss)	$11,164	$(2,493)
Foreign currency translation adjustment	(7,493)	1,776
Comprehensive income (loss)	$3,671	$(717)

Net income (loss) per common share:
Basic net income (loss) per common share	$0.24	$(0.05)
Diluted net income (loss) per common share	$0.24	$(0.05)
Dividends declared per common share	$0.88	$0.78

Weighted-average common shares - basic	46,691,142	46,229,603

Weighted-average common shares - diluted	47,029,446	46,229,603

The accompanying notes are an integral part of these condensed consolidated financial statements.

COGENT COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND JUNE 30, 2021

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Six Months	Six Months
	Ended	Ended
	June 30, 2022	June 30, 2021
	(Unaudited)	(Unaudited)
Service revenue	$297,622	$294,656
Operating expenses:
Network operations (including $289 and $2,212 of equity-based compensation expense, respectively, exclusive of depreciation and amortization shown separately below)	113,963	113,272
Selling, general, and administrative (including $11,674 and $11,969 of equity-based compensation expense, respectively)	80,013	82,834
Depreciation and amortization	45,762	44,065
Total operating expenses	239,738	240,171
Gains on equipment transactions	460	18
Operating income	58,344	54,503
Interest expense	(27,648)	(30,071)
Change in valuation – interest rate swap	(28,781)	—
Foreign exchange gain - 2024 Euro Notes	31,561	13,590
Loss on debt extinguishment and redemption- 2024 Euro Notes	(11,885)	—
Loss on debt extinguishment and redemption- 2022 Notes	—	(14,698)
Interest income and other expenses, net	(195)	807
Income before income taxes	21,396	24,131
Income tax expense	(9,095)	(7,773)
Net income	$12,301	$16,358

Comprehensive income:
Net income	$12,301	$16,358
Foreign currency translation adjustment	(9,658)	(3,434)
Comprehensive income	$2,643	$12,924

Net income per common share:
Basic net income per common share	$0.26	$0.35
Diluted net income per common share	$0.26	$0.35

Dividends declared per common share	$1.735	$1.535

Weighted-average common shares - basic	46,705,088	46,227,528

Weighted-average common shares - diluted	47,050,911	46,744,070

The accompanying notes are an integral part of these condensed consolidated financial statements.

COGENT COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND JUNE 30, 2021

(IN THOUSANDS)

	Six Months	Six Months
	Ended	Ended
	June 30, 2022	June 30, 2021
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$12,301	$16,358
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,762	44,065
Amortization of debt costs, discounts and premiums	829	894
Equity-based compensation expense (net of amounts capitalized)	11,963	14,181
Loss on debt extinguishment and redemption – 2024 Euro Notes	11,885	—
Loss on debt extinguishment and redemption – 2022 Notes	—	14,698
Gains on foreign exchange – 2024 Euro Notes	(31,561)	(13,590)
Gains - equipment transactions and other, net	1,308	242
Deferred income taxes	3,138	3,558
Changes in operating assets and liabilities:
Accounts receivable	(3,529)	90
Prepaid expenses and other current assets	(5,150)	2,696
Accounts payable, accrued liabilities and other long-term liabilities	37,014	3,804
Deposits and other assets	(146)	(141)
Net cash provided by operating activities	83,814	86,855
Cash flows from investing activities:
Purchases of property and equipment	(35,409)	(32,661)
Net cash used in investing activities	(35,409)	(32,661)
Cash flows from financing activities:
Dividends paid	(83,153)	(73,082)
Redemption and extinguishment – 2024 Euro Notes	(375,354)	—
Redemption and extinguishment – 2022 Notes	—	(459,317)
Net proceeds from issuance of senior unsecured 2027 Notes - net of debt costs of $1,290	446,010	—
Net proceeds from issuance of senior secured 2026 Notes - net of debt costs of $1,317	—	496,933
Principal payments on installment payment agreement	(790)	(4,347)
Principal payments of finance lease obligations	(11,099)	(11,936)
Proceeds from exercises of stock options	334	875
Net cash used in financing activities	(24,052)	(50,874)
Effect of exchange rates changes on cash	(3,130)	(658)
Net increase in cash, cash equivalents and restricted cash	21,223	2,662
Cash, cash equivalents and restricted cash, beginning of period	328,624	371,301
Cash, cash equivalents and restricted cash, end of period	$349,847	$373,963
Supplemental disclosure of non-cash investing and financing activities:
Fair value of equipment acquired in lease	$1,088	$—
Finance lease obligations incurred	$23,685	$16,218

The accompanying notes are an integral part of these condensed consolidated financial statements.

COGENT COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Description of the business and recent developments:

Reorganization and merger

On May 15, 2014, pursuant to the Agreement and Plan of Reorganization (the “Merger Agreement”) by and among Cogent Communications Group, Inc. (“Group”), a Delaware corporation, Cogent Communications Holdings, Inc., a Delaware corporation (“Holdings”) and Cogent Communications Merger Sub, Inc., a Delaware corporation, Group adopted a new holding company organizational structure whereby Group is now a wholly owned subsidiary of Holdings. Holdings is a “successor issuer” to Group pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). References to the “Company” for events that occurred prior to May 15, 2014 refer to Cogent Communications Group, Inc. and its subsidiaries and on and after May 15, 2014 the “Company” refers to Cogent Communications Holdings, Inc. and its subsidiaries. Cogent Communications, Inc. is wholly owned by Group and the vast majority of Group’s assets, contractual arrangements, and operations are executed by Cogent Communications, Inc. and its subsidiaries.

Description of business

The Company is a facilities-based provider of low-cost, high-speed Internet access, private network services, and data center colocation space and power. The Company’s network is specifically designed and optimized to transmit packet switched data. The Company delivers its services primarily to small and medium-sized businesses, communications service providers and other bandwidth-intensive organizations in 51 countries across North America, Europe, Asia, South America, Australia and Africa. The Company is a Delaware corporation and is headquartered in Washington, DC.

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited condensed consolidated financial statements reflect all normal recurring adjustments that the Company considers necessary for the fair presentation of its results of operations and cash flows for the interim periods covered, and of the financial position of the Company at the date of the interim condensed consolidated balance sheet. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. While the Company believes that the disclosures are adequate to not make the information misleading, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in its annual report on Form 10-K for the year ended December 31, 2021.

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

Financial instruments

At June 30, 2022 and December 31, 2021, the carrying amount of cash and cash equivalents, restricted cash, accounts receivable, prepaid and other current assets, accounts payable, and accrued expenses approximated fair value because of the short-term nature of these instruments. The Company measures its cash equivalents and restricted cash at amortized cost, which approximates fair value based upon quoted market prices (Level 1). Based upon recent trading prices (Level 2—market approach) at June 30, 2022 the fair value of the Company’s $450.0 million senior unsecured notes due 2027 was $430.9 million, the fair value of the Company’s $500.0 million senior secured notes due 2026 was $453.8 million, and the estimated liability fair value of the Company’s interest rate swap agreement was $37.8 million.

Gross receipts taxes, universal service fund and other surcharges

Revenue recognition standards include guidance relating to taxes or surcharges assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer and may include, but are not limited to, gross receipts taxes, excise taxes, Universal Service Fund fees and certain state regulatory fees. Such charges may be presented gross or net based upon the Company’s accounting policy election. The Company records certain excise taxes and surcharges on a gross basis and includes them in its revenues and network operations expense. Excise taxes and surcharges billed to customers and recorded on a gross basis (as service revenue and network operations expense)were $3.4 million and $4.8 million for the three months ended June 30, 2022 and 2021, respectively, and $7.2 million and $9.3 million for the six months ended June 30, 2022 and 2021, respectively.

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

The following details the determination of diluted weighted average shares:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Weighted average common shares - basic	46,691,142	46,229,603	46,705,088	46,227,528
Dilutive effect of stock options	17,686	—	19,498	33,084
Dilutive effect of restricted stock	320,618	—	326,325	483,458
Weighted average common shares - diluted	47,029,446	46,229,603	47,050,911	46,744,070

The following details unvested shares of restricted common stock as well as anti-dilutive stock options and restricted stock awards outstanding:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Unvested shares of restricted common stock	1,326,873	1,420,759	1,326,873	1,420,759
Anti-dilutive options for common stock	98,682	36,063	92,060	56,022
Anti-dilutive shares of restricted common stock	459,641	28,019	465,420	181,265

Stockholders’ Deficit

The following details the changes in stockholders’ deficit for the three and six months ended June 30, 2022 and June 30, 2021 (in thousands except share amounts):

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance at March 31, 2022	47,926,580	$48	$554,552	$(13,168)	$(950,038)	$(408,606)
Forfeitures of shares granted to employees	(42,783)	—	—	—	—	—
Equity-based compensation	—	—	6,479	—	—	6,479
Foreign currency translation	—	—	—	(7,493)	—	(7,493)
Issuances of common stock	116,480	—	—	—	—	—
Exercises of options	3,447	—	130	—	—	130
Dividends paid	—	—	—	—	(41,855)	(41,855)
Net income	—	—	—	—	11,164	11,164
Balance at June 30, 2022	48,003,724	$48	$561,161	$(20,661)	$(980,729)	$(440,181)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance at March 31, 2021	47,522,672	$48	$523,913	$(6,516)	$(825,004)	$(307,559)
Forfeitures of shares granted to employees	(5,626)	—	—	—	—	—
Equity-based compensation	—	—	8,476	—	—	8,476
Foreign currency translation	—	—	—	1,776	—	1,776
Issuances of common stock	125,060	—	—	—	—	—
Exercises of options	13,025	—	660	—	—	660
Dividends paid	—	—	—	—	(37,001)	(37,001)
Net loss	—	—	—	—	(2,493)	(2,493)
Balance at June 30, 2021	47,655,131	$48	$533,049	$(4,740)	$(864,498)	$(336,141)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance at December 31, 2021	47,674,189	$48	$547,734	$(11,003)	$(909,877)	$(373,098)
Forfeitures of shares granted to employees	(52,365)	—	—	—	—	—
Equity-based compensation	—	—	13,093	—	—	13,093
Foreign currency translation	—	—	—	(9,658)	—	(9,658)
Issuances of common stock	373,280	—	—	—	—	—
Exercises of options	8,620	—	334	—	—	334
Dividends paid	—	—	—	—	(83,153)	(83,153)
Net income	—	—	—	—	12,301	12,301
Balance at June 30, 2022	48,003,724	$48	$561,161	$(20,661)	$(980,729)	$(440,181)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance at December 31, 2020	47,214,077	$47	$515,867	$(1,306)	$(807,774)	$(293,166)
Forfeitures of shares granted to employees	(25,302)	—	—	—	—	—
Equity-based compensation	—	—	16,307	—	—	16,307
Foreign currency translation	—	—	—	(3,434)	—	(3,434)
Issuances of common stock	448,760	1	—	—	—	1
Exercises of options	17,596	—	875	—	—	875
Dividends paid	—	—	—	—	(73,082)	(73,082)
Net income	—	—	—	—	16,358	16,358
Balance at June 30, 2021	47,655,131	$48	$533,049	$(4,740)	$(864,498)	$(336,141)

Revenue recognition

The Company recognizes revenue under Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASC 606”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. Under ASC 606 installation fees for contracts with terms longer than month-to-month are recognized over the contract term. The Company believes that the installation fee does not give rise to a material right as defined by ASC 606 for contracts with terms longer than month-to-month. The Company recognizes revenue over the estimated average customer life for installation fees associated with month-to-month contracts, because the fee represents a material right as defined by ASC 606. The Company capitalizes certain contract acquisition costs that relate directly to a customer contract, including commissions paid to its sales team and sales agents and amortizes these costs on straight-line basis over the period the services are transferred to the customer for commissions paid to its sales team (estimated customer life) and over the remaining original contract term for agent commissions. Management assesses these costs for impairment at least quarterly and as “triggering” events occur that indicate it is more likely than not that an impairment exists.

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

Service revenue recognized from amounts in deferred revenue (contract liabilities) at the beginning of the period during the three months ended June 30, 2022 was $1.9 million and during the three months ended June 30, 2021 was $1.8 million. Service revenue recognized from amounts in deferred revenue (contract liabilities) at the beginning of the period during the six months ended June 30, 2022 was $3.4 million and during the six months ended June 30, 2021 was $3.1 million. Amortization expense for contract costs was $4.9 million for the three months ended June 30, 2022 and $4.6 million for the three months ended June 30, 2021. Amortization expense for contract costs was $9.7 million for the six months ended June 30, 2022 and $9.2 million for the six months ended June 30, 2021.

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

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Finance lease cost
Amortization of right-of-use assets	$7,000	$6,378	$13,998	$12,724
Interest expense on finance lease liabilities	5,116	4,685	10,197	9,911
Operating lease cost	4,628	4,671	9,401	9,088
Total lease costs	$16,744	$15,734	$33,596	$31,723

	Six Months	Six Months
	Ended	Ended
	June 30, 2022	June 30, 2021
Other lease information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$(11,083)	$(10,111)
Operating cash flows from operating leases	(9,543)	(10,104)
Financing cash flows from finance leases	(11,099)	(11,936)
Right-of-use assets obtained in exchange for new finance lease liabilities	23,685	16,218
Right-of-use assets obtained in exchange for new operating lease liabilities	9,429	12,531
Weighted-average remaining lease term — finance leases (in years)	12.7	12.5
Weighted-average remaining lease term — operating leases (in years)	18.1	19.4
Weighted average discount rate — finance leases	8.7%	9.8%
Weighted average discount rate — operating leases	5.4%	5.5%

Finance leases—fiber lease agreements

The Company has entered into lease agreements with numerous providers of dark fiber under indefeasible-right-of use agreements (“IRUs”). These IRUs typically have initial terms of 15- 20 years and include renewal options after the initial lease term. The Company establishes the number of renewal option periods used in determining the lease term based upon its assessment at the inception of the lease of the number of option periods for which failure to renew the lease imposes a penalty in such amount that renewal appears to be reasonably certain. The option to renew may be automatic, at the option of the Company or mutually agreed to between the dark fiber provider and the Company. Once the Company has accepted the related fiber route, leases that meet the criteria for treatment as finance leases are recorded as a finance lease obligation and an IRU asset. The interest rate used in determining the present value of the aggregate future minimum lease payments is the Company’s incremental borrowing rate for the reasonably certain lease term. The implicit rates within the Company’s operating leases are generally not determinable and the Company determines its incremental borrowing rate for each lease using its current borrowing rate, adjusted for various factors including level of collateralization and term to align with the term of the lease. The determination of the Company’s incremental borrowing rate requires judgment. Finance lease assets are included in property and equipment in the Company’s consolidated balance sheets. As of June 30, 2022, the Company had committed to additional dark fiber IRU lease agreements totaling $172.5 million in future payments to be paid over periods of up to 22 years. These obligations begin when the related fiber is accepted, which is generally expected to occur in the next 24 months.

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

The future minimum payments under these operating lease and finance lease agreements are as follows (in thousands):

	Operating	Finance
For the Twelve Months Ending June 30,	Leases	Leases
2022	$18,071	$37,002
2023	18,078	36,498
2024	16,862	36,162
2025	14,332	29,062
2026	12,551	29,013
Thereafter	107,376	259,294
Total minimum lease obligations	187,270	427,031
Less—amounts representing interest	(64,363)	(172,817)
Present value of minimum lease obligations	122,907	254,214
Current maturities	(12,172)	(17,562)
Lease obligations, net of current maturities	$110,735	$236,652

Allowance for credit losses

The Company maintains an allowance for credit losses to cover its current expected credit losses on its trade receivables arising from the failure of customers to make contractual payments. The Company estimates credit losses expected over the life of its trade receivables based on historical information combined with current conditions that may affect a customer’s ability to pay and reasonable and supportable forecasts. While the Company uses various credit quality metrics, it primarily monitors collectability by reviewing the duration of collection pursuits on its delinquent trade receivables. Based on the Company’s experience, the customer’s delinquency status is the strongest indicator of the credit quality of the underlying trade receivables, which is analyzed monthly.

		Current-period
		Provision for	Write offs
	Beginning	Expected Credit	Charged Against	Ending
Description	Balance	Losses	Allowance	Balance
Allowance for credit losses (deducted from accounts receivable)
Three months ended June 30, 2022	$1,476	$1,059	$(818)	$1,717
Three months ended June 30, 2021	$1,457	$1,187	$(971)	$1,673
Six months ended June 30, 2022	$1,510	$2,005	$(1,798)	$1,717
Six months ended June 30, 2021	$1,921	$3,199	$(3,447)	$1,673

Net bad debt expense for the three and six months ended June 30, 2022 was $0.7 million and $1.0 million, respectively, which is net of bad debt recoveries of $0.4 million and $1.0 million respectively. Net bad debt expense for the three and six months ended June 30, 2021 was $0.8 million and $1.6 million, respectively, which is net of bad debt recoveries of $0.4 million and $1.6 million respectively.

2.  Property and equipment:

Depreciation and amortization expense related to property and equipment and finance leases was $23.1 million and $22.1 million for the three months ended June 30, 2022 and 2021, respectively, and $45.8 million and $44.1 million for the six months ended June 30, 2022 and 2021, respectively. The Company capitalized salaries and related benefits of employees working directly on the construction and build-out of its network of $3.1 million and $4.2 million for the three months ended June 30, 2022 and 2021, respectively, and $6.3 million and $7.4 million for the six months ended June 30, 2022 and 2021, respectively.

3.  Long-term debt:

As of June 30, 2022, the Company had outstanding $450.0 million aggregate principal amount of Senior Unsecured Notes due 2027 (the “2027 Notes”) and $500.0 million aggregate principal amount of Senior Secured Notes due 2026 (the “2026 Notes”). The 2027 Notes were issued in June 2022, are due on June 15, 2027 and bear interest at a rate of 7.00% per year. Interest on the 2027 Notes is paid semi-annually on June 15 and December 15 of each year. The 2026 Notes were issued in May 2021, are due on May 1, 2026 and bear interest at a rate of 3.50% per year. Interest on the 2026 Notes is paid semi-annually on May 1 and November 1 of each year. In June 2022 the Company redeemed and extinguished its €350.0 million aggregate principal amount of Senior Unsecured Euro Notes due 2024 (the “2024 Notes”). The 2024 Notes were due on June 30, 2024 and bore interest at a rate of 4.375% per year. Interest on the 2024 Notes was paid semi-annually on June 30 and December 30 of each year.

Issuance of 2027 Notes and redemption of 2024 Notes

On June 22, 2022 (the “2027 Notes Closing Date”), Group completed its offering of $450.0 million aggregate principal amount of its 2027 Notes for issuance in a private placement not registered under the Securities Act of 1933, as amended (the “Securities Act”). The 2027 Notes were offered and sold only to persons reasonably believed to be qualified institutional buyers in an unregistered offering pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons in transactions outside the United States in compliance with Regulation S under the Securities Act. The 2027 Notes were issued pursuant to, and are governed by, an indenture (the “2027 Notes Indenture”), dated the 2027 Notes Closing Date by and among Group, Holdings, the other guarantors named therein and the trustee. The 2027 Notes are jointly and severally guaranteed on a senior unsecured basis by each of the Company’s existing and future material domestic subsidiaries, subject to certain exceptions, and by the Company. Under certain circumstances, the Guarantors may be released from these Guarantees without the consent of the holders of the 2027 Notes.

The net proceeds from the 2027 Notes offering were $446.0 million after deducting the $2.7 million discount and $1.3 million of offering expenses. The Company used a portion of the net proceeds from the 2027 Notes offering to redeem its 2024 Notes.

In connection with full redemption of its 2024 Notes, Group issued a conditional notice of full redemption to holders of the 2024 Notes, specifying June 30, 2022 as the redemption date (the “Redemption Date”). On the issue date of the 2027 Notes, Group satisfied and discharged its obligations under the 2024 Notes by depositing with a designee of the trustee for the 2024 Notes sufficient funds to pay the principal of, the Premium (defined below) and accrued and unpaid interest on the Euro Notes to the Redemption Date – June 30, 2022. The 2024 Notes were issued in Euros and were reported in the Company’s reporting currency - US Dollars - until they were extinguished and redeemed. The gain on foreign exchange on the Company’s 2024 Notes from converting the 2024 Notes into US Dollars was a gain of $23.5 million for the three months ended June 30, 2022 and a loss of $5.3 million for the three months ended June 30, 2021. The gain on foreign exchange was $31.6 million for the six months ended June 30, 2022 and $13.6 million for the six months ended June 30, 2021. The Company expects to use the remaining net proceeds from the 2027 Notes offering for general corporate purposes, and/or to repurchase the Company’s common stock or for special or recurring dividends to the Company’s stockholders.

Unless earlier redeemed or repurchased, the 2027 Notes will mature on June 15, 2027. Group may redeem some or all of the 2027 Notes at any time prior to June 15, 2024 at a price equal to 100% of the principal amount of the 2027 Notes, plus a “make-whole” premium, as set forth in the 2027 Notes Indenture, plus accrued and unpaid interest, if any, to, but not including, the date of redemption, or may redeem up to 40.0% of the 2027 Notes using proceeds of certain equity offerings completed prior to June 15, 2024 at 107.0% of the principal amount plus accrued and unpaid interest, if any. Thereafter, Group may redeem the 2027 Notes, in whole or in part, at a redemption price ranging from 103.5% of the aggregate principal amount of the 2027 Notes redeemed to par (depending on the year), in each case, as set forth in the 2027 Notes Indenture, plus accrued and unpaid interest, if any.

On the Redemption Date, Group redeemed its €350.0 million of 2024 Notes at a price of 101.094% (€353.8 million or $375.2 million) of the principal amount (the “Premium”) plus €7.7 million ($8.1 million) of interest paid through June 30, 2022, the Redemption Date where the Premium reduced to 101.094%, for a total payment of €361.5 million ($383.4 million). Group entered into a short-term USD to Euro forward purchase agreement to mitigate the risk of foreign currency fluctuations. As a result of these transactions, the Company incurred a loss on debt extinguishment and redemption of $11.9 million.

Issuance of the 2026 Notes and redemption of 2022 Notes

On May 7, 2021 (the “2026 Notes Closing Date”), Group completed an offering of $500.0 million aggregate principal amount of its 2026 Notes for issuance in a private placement exempt from registration under the Securities Act. The 2026 Notes were offered and sold only to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons in transactions outside the United States in compliance with Regulation S under the Securities Act. The 2026 Notes were issued pursuant to, and are governed by, an indenture (the “2026 Notes Indenture”), dated the 2026 Notes Closing Date by and among Group, Holdings, the other guarantors named therein, the trustee and the collateral agent. The 2026 Notes are guaranteed on a senior secured basis, jointly and severally, by Group’s material domestic subsidiaries, subject to certain exceptions (the “Subsidiary Guarantors”). In addition, the 2026 Notes are guaranteed on a senior unsecured basis by Holdings (together with the Subsidiary Guarantors, the “Guarantors”). Under certain circumstances, the Guarantors may be released from these guarantees without the consent of the holders of the 2026 Notes. The net proceeds from the 2026 Notes offering were $496.9 million after deducting the $1.8 million discount and $1.3 million of offering expenses.

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

In March 2021, Group redeemed $115.9 million aggregate principal amount of its 5.375% Senior Secured Notes due 2022 (the “2022 Notes at an average price of 103.2% of the principal amount plus $0.4 million of accrued and unpaid interest. As a result of this transaction, the Company incurred a loss on debt extinguishment and redemption of $3.9 million from the premium payment above par value, the amortization of the remaining unamortized notes cost and certain transaction expenses. In May 2021, Group redeemed $45.0 million aggregate principal amount of its 2022 Notes at par plus the “make-whole amount” as defined in the 2022 Notes indenture of $1.9 million ($41.41533 per $1,000 aggregate principal amount) plus accrued interest to, but excluding, the redemption date of $0.4 million ($9.70486 per aggregate principal amount). Following the $115.9 million and the $45.0 million redemptions there was $284.1 million aggregate principal amount of 2022 Notes remaining. On the 2026 Notes Closing Date, Group used the net proceeds from the offering of its 2026 Notes to fully satisfy and discharge its remaining obligations under its 2022 Notes. As a result of these transactions, the Company incurred an additional loss on debt extinguishment and redemption of $10.8 million from the payment of $11.5 million of interest on the 2022 Notes through December 1, 2021 and the amortization of the remaining unamortized notes costs and debt premium.

Limitations under the Indentures

The 2027 Notes Indenture and the 2026 Notes Indenture (the “Indentures”), among other things, limit the Company’s ability to incur indebtedness; to pay dividends or make other distributions; to make certain investments and other restricted payments; to create liens; to consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; to incur restrictions on the ability of a subsidiary to pay dividends or make other payments; and to enter into certain transactions with its affiliates. There are certain exceptions to the limitations on the Company’s ability to incur indebtedness under the Indentures, including IRU agreements incurred in the normal course of business and any additional indebtedness if the Company’s consolidated leverage ratio, as defined in the Indentures, is less than 6.0 to 1.0 or the Company’s fixed charge coverage ratio, as defined in the Indentures, is 2.0 to 1.0 or greater. The Company can also incur unlimited liens (which can be used, together with capacity under the debt covenant, to incur additional secured indebtedness) if the Company’s consolidated secured leverage ratio, as defined in the Indentures, is less than 4.0 to 1.0. Under the Indentures, the Company can pay dividends, make other distributions, make certain investments and make other restricted payments under certain circumstances, including if, after giving pro forma effect to such restricted payment, the Company could still incur $1 of indebtedness, as defined (i.e., either its consolidated leverage ratio is less than 6.0 to 1.0 or its fixed charge coverage ratio is 2.0 to 1.0 or greater). The Company’s consolidated leverage ratio was below 6.0, the Company’s consolidated secured leverage ratio was below 4.0 and the Company’s fixed charge coverage ratio was above 2.0 as of June 30, 2022. As of June 30, 2022, a total of $286.5 million was unrestricted and permitted for restricted payments including dividends and stock purchases.

Interest rate swap agreement

As of June 30, 2022, the Company was party to an interest rate swap agreement (the “Swap Agreement”) that has the economic effect of modifying the fixed interest rate obligation associated with its 2026 Notes to a variable interest rate obligation based on the Secured Overnight Financing Rate (“SOFR”) so that the interest payable on the 2026 Notes effectively became variable based on overnight SOFR. The critical terms of the Swap Agreement match the terms of the 2026 Notes, including the notional amount and the optional redemption date on February 1, 2026. The Company did not elect hedge accounting for the Swap Agreement. The Swap Agreement is recorded at its fair value at each reporting period, and the Company incurs gains and losses due to changes in market interest rates. By entering into the Swap Agreement, the Company has assumed the risk associated with variable interest rates. Changes in interest rates affect the valuation of the Swap Agreement that the Company recognizes in its consolidated statements of comprehensive income. The values that the Company reports for the Swap Agreement as of each reporting date are recognized as “change in valuation – interest rate swap” with the corresponding amounts included in assets or liabilities in the Company’s consolidated balance sheets. As of June 30, 2022 the fair value of the Swap Agreement was a net liability of $37.8 million of which $9.7 million is presented with accrued and other current liabilities and $28.1 million is presented with other long-term liabilities. The Company recorded an unrealized loss related to the Swap Agreement of $7.5 million and $28.8 million in the three months and six months ended June 30, 2022, respectively. The Company has made a $48.5 million deposit with the counterparty to the Swap Agreement. If the fair value of the Swap Agreement exceeds a net liability of $48.5 million the Company will be required to deposit additional funds with the counterparty equal to the net liability fair value in excess of $48.5 million. As of June 30, 2022, $37.8 million of the deposit was restricted and $10.7 million was unrestricted.

Under the Swap Agreement, the Company pays the counterparty a semi-annual payment based upon overnight SOFR plus a contractual interest rate spread, and the counterparty pays the Company a semi-annual fixed 3.50% interest payment. The settlement payment is made each November and May until the Swap Agreement expires in February 2026. Under the first Swap Agreement settlement payment the Company received a payment of $0.6 million from the counterparty for a net cash savings of $0.6 million for the period from August 9, 2021 (the Swap Agreement inception date) to October 31, 2021. Under the settlement payment made in May 2022, the Company received a payment of $1.2 million from the counterparty for a net cash savings of $1.2 million for the period from November 1, 2021 to April 30, 2022.

4.  Commitments and contingencies:

Current and potential litigation

In accordance with the accounting guidance for contingencies, the Company accrues its estimate of a contingent liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Where it is probable that a liability has been incurred and there is a range of expected loss for which no amount in the range is more likely than any other amount, the Company accrues at the low end of the range. The Company reviews its accruals at least quarterly and adjusts them to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular matter. The Company has taken certain positions related to its obligations for leased circuits for which it is reasonably possible to result in a loss of up to $3.7 million in excess of the amount accrued at June 30, 2022. The Company is also engaged in litigation in Virginia in which a former provider of transoceanic capacity to the Company is seeking approximately $0.6 million for alleged unpaid fees and the Company’s early termination of the arrangement. The complaint was filed in December 2021 in the Circuit Court of Fairfax County, Virginia. The Company is contesting its obligation to pay these amounts.

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

5.  Income taxes:

The components of income (loss) before income taxes consist of the following (in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Domestic	$22,984	$828	$26,335	$29,330
Foreign	(3,266)	(2,899)	(4,939)	(5,199)
Total	$19,718	$(2,071)	$21,396	$24,131

6.  Common stock buyback program:

The Company’s Board of Directors has approved purchases of the Company’s common stock under a buyback program (the “Buyback Program”) through December 31, 2022. At June 30, 2022, there was approximately $30.4 million remaining for purchases under the Buyback Program. There were no purchases of common stock during the three or six months ended June 30, 2022 and the three or six months ended June 30, 2021.

7.  Dividends on common stock:

On August 4, 2022, the Company’s Board of Directors approved the payment of a quarterly dividend of $0.905 per common share. This estimated $42.3 million dividend payment is expected to be made on August 31, 2022.

The payment of any future dividends and any other returns of capital, including stock buybacks will be at the discretion of the Company’s Board of Directors and may be reduced, eliminated or increased and will be dependent upon the Company’s financial position, results of operations, available cash, cash flow, capital requirements, limitations under the Company’s debt indentures and other factors deemed relevant by the Company’s Board of Directors. The Company is a Delaware corporation and under the General Corporation Law of the State of Delaware distributions may be restricted including a restriction that distributions, including stock purchases and dividends, do not result in an impairment of a corporation’s capital, as defined under Delaware law. The indentures governing the Company’s notes limit the Company’s ability to return cash to its stockholders.

8.  Related party transactions:

Office leases

The Company’s headquarters is located in an office building owned by Sodium LLC whose owner is the Company’s Chief Executive Officer. The fixed annual rent for the headquarters building is $1.0 million per year plus an allocation of taxes and utilities. The lease began in May 2015 and the lease term was for five years. In February 2020 the lease term was extended to May 2025 and is cancellable by the Company upon 60 days’ notice. The Company’s audit committee reviews and approves all transactions with related parties. The Company paid $0.3 million and $0.5 million in the three months ended June 30, 2022 and 2021, respectively, and $0.9 million and $0.8 million in the six months ended June 30, 2022 and 2021, respectively, for rent and related costs (including taxes and utilities) to Sodium LLC for this lease.

9.  Segment information:

The Company operates as one operating segment. The Company’s service revenue by geographic region and product class and long lived assets by geographic region are as follows (in thousands):

Three Months Ended June 30, 2022
Revenues	On-net	Off-net	Non-core	Total
North America	$86,686	$31,839	$173	$118,698
Europe	20,458	4,046	20	24,524
Latin America	1,330	57	—	1,387
Asia Pacific	3,321	320	—	3,641
Africa	180	20	—	200
Total	$111,975	$36,282	$193	$148,450

Three Months Ended June 30, 2021
Revenues	On-net	Off-net	Non-core	Total
North America	$85,123	$31,892	$125	$117,140
Europe	22,372	4,494	14	26,880
Latin America	1,005	49	—	1,054
Asia Pacific	2,449	263	—	2,712
Africa	92	1	—	93
Total	$111,041	$36,699	$139	$147,879

Six Months Ended June 30, 2022
Revenues	On-net	Off-net	Non-core	Total
North America	$173,128	$63,548	$312	$236,988
Europe	41,954	8,320	29	50,303
Latin America	2,722	115	1	2,838
Asia Pacific	6,462	657	3	7,122
Africa	343	28	—	371
Total	$224,609	$72,668	$345	$297,622

Six Months Ended June 30, 2021
Revenues	On-net	Off-net	Non-core	Total
North America	$169,589	$63,735	$213	$233,537
Europe	44,792	9,086	32	53,910
Latin America	1,817	65	—	1,882
Asia Pacific	4,622	534	—	5,156
Africa	169	2	—	171
Total	$220,989	$73,422	$245	$294,656

	June 30,	December 31,
	2022	2021
Long lived assets, net
North America	$341,912	$331,537
Europe and other	119,478	126,355
Total	$461,390	$457,892

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

The COVID-19 pandemic and accompanying government policies worldwide; vaccination and in-office requirements, delays in the delivery of network equipment and optical fiber, future economic instability in the global economy, including the risk of economic recession which could affect spending on Internet services; the impact of changing foreign exchange rates (in particular the Euro to US dollar and Canadian dollar to US dollar exchange rates) on the translation of our non-US dollar denominated revenues, expenses, assets and liabilities into US dollars; legal and operational difficulties in new markets; the imposition of a requirement that we contribute to the US Universal Service Fund on the basis of our Internet revenue; changes in government policy and/or regulation, including rules regarding data protection, cyber security and net neutrality; increasing competition leading to lower prices for our services; our ability to attract new customers and to increase and maintain the volume of traffic on our network; the ability to maintain our Internet peering arrangements on favorable terms; our ability to renew our long-term leases of optical fiber that comprise our network; our reliance on an equipment vendor, Cisco Systems Inc., and the potential for hardware or software problems associated with such equipment; the dependence of our network on the quality and dependability of third-party fiber providers; our ability to retain certain customers that comprise a significant portion of our revenue base; the management of network failures and/or disruptions; our ability to make payments on our indebtedness as they become due and outcomes in litigation, risks associated with variable interest rates under our interest rate swap agreement as well as other risks discussed from time to time in our filings with the Securities and Exchange Commission including, without limitation, our annual report on Form 10-K for the year ended December 31, 2021.

Ukraine & Russia

Following the Russian invasion of Ukraine in February 2022, we terminated services to customers linked to Russia and the Russian government. These customers represented less than 0.3% of our consolidated revenues for the three months ended March 31, 2022. We do not provide service within Russia but we do provide services in Ukraine via our Ukrainian subsidiary, TOV Cogent Communications Ukraine (“Cogent Ukraine”). As a result of the damage to facilities caused by the war, our services in Ukraine have experienced periodic outages which our third-party fiber provider repairs for us. We have taken steps to enhance our network security, provide financial flexibility to our Ukrainian customers and assist our Ukrainian employees. We do not believe that the termination of services to certain Russian customers or the impact of the war on our ability to provide services in Ukraine will have, taken together, a material impact on our network, financial statements or operating results. Cogent Ukraine represented less than 0.3% of our consolidated revenues for the six months ended June 30, 2022 and less than 0.7% of our consolidated assets as of June 30, 2022.

General Overview

We are a facilities-based provider of low-cost, high-speed Internet access, private network services, and data center colocation space. Our network is specifically designed and optimized to transmit packet switched data. We deliver our services primarily to small and medium-sized businesses, communications service providers and other bandwidth-intensive organizations in 51 countries across North America, Europe, Asia, South America, Australia and Africa. We are a Delaware corporation, and we are headquartered in Washington, DC.

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

Our on-net revenues represented 75.4% of our revenues for the three months ended June 30, 2022, 75.1% of our revenues for the three months ended June 30, 2021, 75.5% of our revenues for the six months ended June 30, 2022 and 75.0% of our revenues for the six months ended June 30, 2021. We provide our on-net Internet access and private network services to our corporate and net-centric customers. Our corporate customers are located in multi-tenant office buildings and typically include law firms, financial services firms, advertising and marketing firms, as well as health care providers, educational institutions and other professional services businesses. Our net-centric customers include bandwidth-intensive users that leverage our network to either deliver content to end users or to provide access to residential or commercial internet users. Content delivery customers include over the top (“OTT”) media service providers, content delivery networks, web hosting companies, and commercial content and application software providers. Our net-centric customers include 7,685 access networks comprised of other Internet service providers (“ISPs”), telephone companies, mobile phone operators and cable television companies that collectively provide internet access to a substantial number of broadband subscribers and mobile phone subscribers across the world. These net-centric customers generally receive our services in carrier neutral colocation facilities and in our data centers. We operate data centers throughout North America and Europe that allow our customers to collocate their equipment and access our network.

In addition to providing our on-net services, we provide Internet access and private network services to customers that are not located in buildings directly connected to our network. We provide these off-net services primarily to corporate customers using other carriers’ circuits to provide the “last mile” portion of the link from the customers’ premises to our network. Our off-net revenues represented 24.4% of our revenues for the three months ended June 30, 2022, 24.8% of our revenues for the three months ended June 30, 2021, 24.4% of our revenues for the six months ended June 30, 2022 and 24.9% of our revenues for the six months ended June 30, 2021.

We also provide certain non-core services that resulted from acquisitions. We continue to support but do not actively sell these non-core services. We expect revenue from non-core services to continue to decline or to remain flat. Our non-core revenues represented less than 0.1% of our revenues for all periods.

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

Low Cost of Operation: We believe that the wireline telecom industry is undergoing, and will continue to face, significant price deflation for its applications and services. This price deflation is a result of a variety of factors including increased competition, enhanced substitutability of certain products and services and the continued impact of Moore’s Law, which has driven down the cost of technology, particularly for fiber optic Wavelength Division Multiplexing (“WDM”) equipment and optically interfaced routers. Faced with the backdrop of continued price deflation in our industry, we have made a series of discreet choices around our network design, operating strategy and product offerings that are consistent with our objective of becoming the low cost operator in our industry. Since our initiation of operations, this strategy has resulted in a rapid decline in our cost to transmit bits, which has increased our margins and decreased our capital intensity as measured by our capital expenditures per total revenues. Over the last five fiscal years, our cost of goods sold per bit delivered for our customers has declined at a compounded annual rate of 23.3%. Important components of our low cost operating strategy include:

●	One Network Protocol. Upon our founding, we selected to operate our network solely using Ethernet protocol. We made this selection in order to take advantage of the significantly greater installed base and lower cost of Ethernet network equipment versus other protocols, the substantially lower costs associated with operating and maintaining one network protocol and the continued benefits of the rapid price performance ratio improvements of Ethernet-related equipment. Our single network design allows us to avoid many of the costs that our competitors who operate circuit-switched, TDM and hybrid fiber coaxial networks incur related to provisioning, monitoring and maintaining multiple transport protocols. Selecting one operating protocol has also had positive effects in terms of our operating overhead and the simplicity of our organization. We believe the vast majority of our competition currently operates their networks with multiple protocols and we believe that attempts to upgrade their networks to one protocol would be operationally challenging and costly.

●	Widespread Access to Fiber on a Cost Effective, Long-Term Basis. We have acquired a large portfolio of dark fiber leases from around the world sourced from the excess inventory of existing networks. This choice to lease rather than build reduces our capital intensity and the operating costs of our intercity and metro networks. The nature of this portfolio and the individual leases provide us long-term access to dark fiber at attractive rates and the opportunity in many cases to extend these leases for multiple terms. On average, a modest number of our dark fiber leases come up for renewal each year. We have relationships with 301 dark fiber vendors across the globe enabling us to lease dark fiber on a long-term, cost-effective basis to virtually any geographic route or facility we require.
●	Narrow and Focused Product Set. Since our founding, we have strategically focused on delivering a very narrow product set to our customers. The vast majority of our revenue is driven or related to our high-capacity, bi-directional, symmetric internet access services which can be accessed on-net in multi-tenant office buildings and carrier neutral data centers or off-net through other carriers’ “last mile” connections to customer facilities. There are significant cost advantages as a result of this narrow product set. We believe that the relative size of our salesforce training, support and overhead is lower than comparable telecom providers which tend to offer a broader, one-stop shop product set to their client base.
●	Scalable Network Equipment and Hub Configurations. Due to our single network protocol and narrow product set, our transmission and network operations rely mainly on two sets of equipment for operation. In order to further scale our operating leverage, we have systematically reused older equipment in less dense portions of our network. Due to interoperability between the generations of products, we are able to transfer older equipment from our core, high-traffic areas to newer, less congested routes. The result of this dynamic grooming process is that we are able to utilize our equipment for materially longer time frames than the expected life of this equipment thereby reducing our capital investment in our network. We design and build all of our network hubs to the same standards and configurations. This replication strategy provides us scale benefits in equipment purchases, training, and maintenance.

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

Large Addressable Market. We have systematically evaluated and chosen our network extensions to buildings, data centers and markets based upon a rigorous set of criteria to evaluate the economic opportunity of network locations. Additional factors relevant to our pursuit of new buildings include the willingness of building owners to grant us access rights, the availability of optical fiber networks to serve those buildings, the costs to connect buildings to our network and equipment availability. We have also begun to evaluate the sustainability of new locations by evaluating the LEED Green Rating of Buildings, the potential to source renewable energy at potential locations and the potential impact of climate change on a location including access to water and the risk of flooding. Our network is connected to 3,095 total buildings located in 217 metropolitan markets. These buildings include 1,826 large MTOBs (totaling 993.6 million square feet of office space) in major North American cities where we offer our services to a diverse set of high-quality corporate customers within close physical proximity of each other. These buildings also include 1,409 CNDCs located in 1,216 buildings in North America, Europe, Asia, South America, Australia and Africa where our net-centric customers directly interconnect with our network. We also operate 53 of our own data centers across the United States and in Europe which comprise over 583,000 square feet of floor space and are directly connected to our network. We believe that these network points of presence strategically position our network to attract high levels of Internet traffic and maximize our revenue opportunities and profitability.

Balanced, High-Traffic Network. Since its inception, our network has grown significantly in terms of its geographic reach, customer connections, and traffic. We currently serve 7,685 access networks as well as numerous large and small content providers and 45,103 corporate customer connections. As a result of these growing bases of customers who distribute (content providers) and receive (access networks) content on our network, we believe that the majority of all the traffic remains “on-net” by both originating and terminating on our network. This control of traffic is an important differentiator as it increases our service reliability and speed of traffic delivery. The increasing share of traffic delivered from content providers to access networks also enhances our margins as we are compensated by both the originating customer and terminating customer. The breadth of our network, extensive size of our customer base, and the volume of our traffic enables us to be one of a handful of Tier 1 networks that are interconnected on a settlement-free basis. This Tier 1 peering status broadens our geographic delivery capability and materially reduces our network costs.

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

Increase our Share of the Net-Centric Market. We are currently one of the leading providers of high-speed internet access to a variety of content providers and access networks across the world. We intend to further load our high-capacity network as a result of the growing demand for high-speed internet access generated by these types of bandwidth-intensive applications such as over-the-top (“OTT”) media services, online gaming, video, Internet of Things (“IoT”), voice over IP (“VOIP”), remote data storage, and other services. We expect that we will continue to grow our shares of these segments by offering our customers a series of attractive features including:

●	Geographic breadth – We have the broadest carrier neutral data center footprint in the industry and currently offer network services in 51 countries – as net-centric customers seek a more international audience this footprint is a significant advantage;
●	High capacity and reliability – We offer 100 Mbps to 100 Gbps ports in all of the carrier neutral data centers and 400 Gbps in selected locations on our network, which differentiates the capacity choices we provide our net-centric clients;
●	Balanced customer base – Our leading share of content providers and access networks increases the amount of traffic that originates and terminates on our network thereby reducing latency and enhancing reliability;
●	Large and dedicated salesforce – Our team of 197 net-centric sales professionals is one of the largest salesforces in this industry segment and enables us to better serve this customer segment while also identifying new sales opportunities and gaining new business and customers; and
●	Competitive pricing – We aggressively price and offer discounts for our services to customers in order to attract new customers and drive volume.

Develop a Worldwide Peering Platform. In late 2020 we introduced a new product, Global Peer Connect, targeted at the growing demand for certain net-centric customers to dynamically peer traffic anywhere on our global platform. Our GPC product provides access to our Global Peer Exchange which is a worldwide connectivity platform for the exchange of peering traffic destined for the Internet. Similar product offerings in the marketplace offer a materially smaller geographic footprint configuration and require a higher fixed cost for customers.

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

Expand our Off-net Corporate Internet Access Business. We have agreements with national carriers providing us last mile network access to over 4.0 million commercial buildings that are lit by fiber optic cable across North America and that are not currently served by our network. We believe these agreements broaden our addressable market for corporate dedicated internet access and enhances our competitive position through the ability to provide enterprise-wide connectivity for corporate customers. In order to take advantage of this large set of commercial buildings we have developed an automated process to enable our salesforce to identify opportunities in the off-net market for dedicated internet access and to quickly offer pricing proposals to potential customers. We continue to negotiate reduced pricing under our numerous carrier agreements that enable us to reduce our cost of off-net services which enhances our competitive position in the marketplace.

Results of Operations

Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021

The following summary tables present a comparison of our results of operations with respect to certain key financial measures. The comparisons illustrated in the table are discussed in greater detail below.

	Three Months Ended
	June 30,		Percent
	2022	2021	Change

	(in thousands)
Service revenue	$148,450	$147,879	0.4%
On-net revenue	111,975	111,041	0.8%
Off-net revenue	36,282	36,699	(1.1)%
Network operations expenses (1)	56,514	56,180	0.6%
Selling, general, and administrative expenses (2)	39,386	41,392	(4.8)%
Depreciation and amortization expenses	23,071	22,096	4.4%
Foreign exchange gain (loss) - 2024 Notes	23,547	(5,280)	NM
Loss on debt extinguishment and redemption – 2024 Notes	11,885	—	NM
Loss on debt extinguishment and redemption – 2022 Notes	—	10,830	NM
Change in valuation expense – interest rate swap	7,510	—	NM
Interest expense	13,478	14,236	(5.3)%
Income tax expense	8,554	422	NM

(1)    Includes equity-based compensation expenses of $145 and $136 in the three months ended June 30, 2022 and 2021, respectively.

(2)    Includes equity-based compensation expenses of $5,762 and $6,738 in the three months ended June 30, 2022 and 2021, respectively.

NM – not meaningful

	Three Months Ended
	June 30,		Percent
	2022	2021	Change
Other Operating Data
Average Revenue Per Unit (ARPU)
ARPU—on-net	$455	$470	(3.1)%
ARPU—off-net	$927	$994	(6.7)%
Average Price per Megabit — installed base	$0.29	$0.36	(18.7)%
Customer Connections—end of period
On-net	82,277	79,146	4.0%
Off-net	13,160	12,386	6.2%

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

Our service revenue increased by 0.4% from the three months ended June 30, 2021 to the three months ended June 30, 2022. Exchange rates negatively impacted our increase in service revenue by $3.4 million. All foreign currency comparisons herein reflect results for the three months ended June 30, 2022 translated at the average foreign currency exchange rates for the three months ended June 30, 2021. We increased our total service revenue by expanding our network, by adding additional buildings to our network, by increasing our penetration into the buildings connected to our network and by gaining market share by offering our services at lower prices than our competitors.

Revenue recognition standards include guidance relating to any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, gross receipts taxes, Universal Service Fund fees and certain state regulatory fees. We record these taxes billed to our customers on a gross basis (as service revenue and network operations expense) in our consolidated statements of comprehensive income. The impact of these taxes including the Universal Service Fund, resulted in a decrease to our revenues of $1.4 million from the three months ended June 30, 2021 to the three months ended June 30, 2022.

Our corporate customers generally purchase their services on a price per connection basis. Our net-centric customers generally purchase their services on a price per megabit basis. Revenues from our corporate and net-centric customers represented 57.4% and 42.6% of total service revenue, respectively, for the three months ended June 30, 2022 and represented 61.2% and 38.8% of total service revenue, respectively, for the three months ended June 30, 2021. Revenues from corporate customers decreased by 5.9% to $85.2 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. Revenues from our net-centric customers increased by 10.2% to $63.3 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. Exchange rates negatively impacted our increase in our net–centric service revenue by approximately $3.4 million.

Our corporate customers take advantage of our superior speeds, service levels and installation times versus our competitors. The growing trend of customers installing second lines for redundancy in order to construct Virtual Private Networks (“VPNs”) has also led to our ability to increase our corporate revenues. However, beginning in the second quarter of 2020, we saw corporate customers take a more cautious approach to new configurations and upgrades as well as a reduction in demand for connecting smaller satellite offices as a result of the challenges and uncertainties of the COVID-19 pandemic. We also witnessed a deteriorating real estate market in and around the buildings we service, with rising vacancy levels and falling lease initiations or renewals resulting in fewer sales opportunities for our salesforce. As a result, we have experienced a slowdown in new sales to our corporate customers which negatively impacted our corporate revenue results. While we believe that demand for office space in the buildings in which we operate will remain among the strongest in our markets, we may experience increased corporate customer turnover, fewer upgrades of existing corporate customer configurations and fewer new tenant opportunities which would negatively impact our corporate revenue growth.

Our revenue from our net-centric customers increased primarily due to an increase in our number of net-centric customers and growth in network traffic from these customers partly offset by a decline in our average price per megabit. Our net-centric customers purchase our services on a price per megabit basis. The net-centric market exhibits significant pricing pressure due to the continued introduction of new technology which lowers the marginal cost of transmission and routing, and the commodity nature of the service where price is typically the only differentiating factor for these customers. Our average price per megabit of our installed base of customers declined by 18.7% from the three months ended June 30, 2021 to the three months ended June 30, 2022. We expect that our average price per megabit will continue to decline at similar rates. The impact of foreign exchange rates has a more significant impact on our net-centric revenues.

Our on-net revenues increased by 0.8% from the three months ended June 30, 2021 to the three months ended June 30, 2022. Our on-net revenues increased as we increased the number of our on-net customer connections by 4.0% at June 30, 2022 from June 30, 2021. On-net customer connections increased at a greater rate than on-net revenues primarily due to a decrease in our on-net ARPU from the three months ended June 30, 2021 to the three months ended June 30, 2022 and the negative impact of foreign exchange rates. ARPU is determined by dividing revenue for the period by the average customer connections for that period.

Our off-net revenues decreased by 1.1% from the three months ended June 30, 2021 to the three months ended June 30, 2022. Our off-net revenues decreased primarily from the decrease in our off-net ARPU from the three months ended June 30, 2021 to the three months ended June 30, 2022 offsetting the 6.2% increase in the number of our off-net customer connections from June 30, 2021 to June 30, 2022 and the negative impact of foreign exchange rates.

Network Operations Expenses. Network operations expenses include the costs of personnel associated with service delivery, network management and customer support, network facilities costs, fiber and equipment maintenance fees, leased circuit costs, access and facilities fees paid to building owners and excise taxes billed to our customers and recorded on a gross basis. Our network operations expenses, including non-cash equity-based compensation expense, increased by 0.6% from the three months ended June 30, 2021 to the three months ended June 30, 2022. Non-cash equity-based compensation expense is included in network operations expenses consistent with the classification of the employee’s salary and other compensation. The increase in network operations expense is primarily attributable to an increase in costs related to our network and facilities expansion activities partly offset by price reductions obtained in certain of our leased circuit costs and by a $1.4 million reduction in taxes including the Universal Service Fund.

Selling, General, and Administrative (“SG&A”) Expenses. Our SG&A expenses, including non-cash equity-based compensation expense, decreased by 4.8% from the three months ended June 30, 2021 to the three months ended June 30, 2022. Non-cash equity-based compensation expense is included in SG&A expenses consistent with the classification of the employee’s salary and other compensation. SG&A expenses decreased primarily from a decrease in salaries and benefits from a reduction in our total headcount and a reduction in our bad debt expense. Our sales force headcount, inclusive of sales management, was 619 at June 30, 2022 and 710 at June 30, 2021, and our total headcount was 988 at June 30, 2022 and 1,087 at June 30, 2021. We experienced an increase in both voluntary and involuntary employee departures, particularly within our sales department, beginning in the second half of 2021 and continuing into the first half of 2022. We believe that this rise in departures was attributable both to an increased focus on monitoring sales productivity and to the unwillingness of some employees to be vaccinated and/or to return to a full-time, in-office environment.

Depreciation and Amortization Expenses. Our depreciation and amortization expense increased by 4.4% from the three months ended June 30, 2021 to the three months ended June 30, 2022. The increase is primarily due to the depreciation expense associated with the increase in deployed fixed assets.

Interest Expense and Losses on Debt Extinguishment and Redemptions. Our interest expense resulted from interest incurred on our 2022 Notes until these notes were fully extinguished in May 2021, interest incurred on our €350.0 million of 2024 Notes until these notes were fully extinguished in June 2022, interest incurred on our $450.0 million of 2027 Notes that we issued in June 2022, interest incurred on our $500.0 million of 2026 Notes that we issued in May 2021 and interest incurred on our finance lease obligations. Our interest expense decreased by 5.3% from the three months ended June 30, 2021 to the three months ended June 30, 2022. This decrease was primarily due to the reduction in interest expense from the lower interest rate on our 3.50% 2026 Notes as compared to our 5.375% 2022 Notes and from a net interest payment that we received in May 2022 of $1.2 million related to our interest rate swap agreement (the “Swap Agreement”) discussed below.

In March 2021, we redeemed and extinguished $115.9 million of our 2022 Notes at 103.24% of par value resulting in a loss on debt extinguishment and redemption of $3.9 million and reduced the aggregate par value from $445.0 million to $329.1 million. In May 2021, we extinguished the remaining $329.1 million of our 2022 Notes at par value resulting in a loss on debt extinguishment and redemption of $10.8 million. In June 2022, we extinguished our 2024 Notes at 101.094% of par value resulting in a loss on debt extinguishment and redemption of $11.9 million.

Change in Valuation - Interest Rate Swap Agreement. In August 2021 we entered into our Swap Agreement that has the economic effect of modifying the fixed interest rate obligation associated with our 2026 Notes to a variable interest rate obligation based on the Secured Overnight Financing Rate (“SOFR”). This results in the interest payable on our 2026 Notes effectively becoming variable based on overnight SOFR. The Swap Agreement is recorded at its fair value at each reporting period, and we incur gains and losses due to changes in market interest rates. The values that we report for the Swap Agreement as of each reporting date are recognized as non-cash amounts with the corresponding amounts included in assets or liabilities in our consolidated balance sheets. As of June 30, 2022 the fair value of our Swap Agreement was a net liability of $37.8 million and we recorded an unrealized loss as a non-cash change in the valuation of the Swap Agreement of $7.5 million in the three months ended June 30, 2022. We did not elect hedge accounting for our Swap Agreement.

Under our Swap Agreement, we pay the counterparty a semi-annual payment based upon overnight SOFR plus a contractual interest rate spread, and the counterparty pays us a semi-annual fixed 3.50% interest payment. These settlement payments are made in November and May of each year until the Swap Agreement expires in February 2026. Under the first Swap Agreement settlement payment made in November 2021 we received a payment of $0.6 million from the counterparty for a net cash savings of $0.6 million for the period from August 9, 2021 (the Swap Agreement inception date) to October 31, 2021. Under the settlement payment made in May 2022, we received a payment of $1.2 million from the counterparty for a net cash savings of $1.2 million for the period from November 1, 2021 to April 30, 2022.

Gain (Loss) on Foreign Exchange – 2024 Notes. Our 2024 Notes were issued in Euros and were reported in our reporting currency - US Dollars - until they were extinguished and redeemed in June 2022. Our 2024 Notes were issued in June 2019 and June 2020 when the Euro to USD rate was approximately $1.13 and they were extinguished in June 2022 at a Euro to USD rate of $1.06. Our gain on foreign exchange on our 2024 Notes from converting our 2024 Notes into US Dollars was $23.5 million for the three months ended June 30, 2022 and our loss on foreign exchange was $5.3 million for the three months ended June 30, 2021. We have not entered into hedging arrangements for our foreign currency obligations.

Income Tax Expense. Our income tax expense was $8.6 million for the three months ended June 30, 2022 and $0.4 million for the three months ended June 30, 2021. The increase in our income tax expense is primarily related to the increase in our income before income taxes.

Buildings On-net. As of June 30, 2022 and 2021, we had a total of 3,095 and 2,975 on-net buildings connected to our network, respectively. The increase in our on-net buildings was a result of our disciplined network expansion program. We anticipate adding a similar number of buildings to our network for the next several years.

Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021

The following summary tables present a comparison of our results of operations with respect to certain key financial measures. The comparisons illustrated in the table are discussed in greater detail below.

	Six Months Ended
	June 30,		Percent
	2022	2021	Change

	(in thousands)
Service revenue	$297,622	$294,656	1.0%
On-net revenue	224,609	220,989	1.6%
Off-net revenue	72,668	73,422	(1.0)%
Network operations expenses (1)	113,963	113,272	0.6%
Selling, general, and administrative expenses (2)	80,013	82,834	(3.4)%
Depreciation and amortization expenses	45,762	44,065	3.9%
Foreign exchange gain – 2024 Notes	31,561	13,590	132.2%
Loss on debt extinguishment and redemption – 2024 Notes	11,885	—	NM
Loss on debt extinguishment and redemption – 2022 Notes	—	14,698	NM
Change in valuation expense - interest rate swap	28,781	—	NM
Interest expense	27,648	30,071	(8.1)%
Income tax expense	9,095	7,773	17.0%

(1)    Includes equity-based compensation expenses of $289 and $2,212 in the six months ended June 30, 2022 and 2021, respectively.

(2)    Includes equity-based compensation expenses of $11,674 and $11,969 in the six months ended June 30, 2022 and 2021, respectively.

NM – not meaningful

	Six Months Ended
	June 30,		Percent
	2022	2021	Change
Other Operating Data
Average Revenue Per Unit (ARPU)
ARPU—on-net	$459	$471	(2.4)%
ARPU—off-net	$938	$1,005	(6.7)%
Average Price per Megabit — installed base	$0.30	$0.37	(18.7)%
Customer Connections—end of period
On-net	82,277	79,146	4.0%
Off-net	13,160	12,386	6.2%

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

Our service revenue increased by 1.0% from the six months ended June 30, 2021 to the six months ended June 30, 2022. Exchange rates negatively impacted our increase in service revenue by $5.4 million. All foreign currency comparisons herein reflect results for the six months ended June 30, 2022 translated at the average foreign currency exchange rates for the six months ended June 30, 2021. We increased our total service revenue by expanding our network, by adding additional buildings to our network, by increasing our penetration into the buildings connected to our network and by gaining market share by offering our services at lower prices than our competitors.

Revenue recognition standards include guidance relating to any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, gross receipts taxes, Universal Service Fund fees and certain state regulatory fees. We record these taxes billed to our customers on a gross basis (as service revenue and network operations expense) in our consolidated statements of comprehensive income. The impact of these taxes including the Universal Service Fund, resulted in a decrease to our revenues of $2.1 million from the six months ended June 30, 2021 to the six months ended June 30, 2022.

Our corporate customers generally purchase their services on a price per connection basis. Our net-centric customers generally purchase their services on a price per megabit basis. Revenues from our corporate and net-centric customers represented 57.6% and 42.4% of total service revenue, respectively, for the six months ended June 30, 2022 and represented 61.9% and 38.1% of total service revenue, respectively, for the six months ended June 30, 2021. Revenues from corporate customers decreased by 6.1% to $171.3 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. Revenues from our net-centric customers increased by 12.6% to $126.3 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021.

Our corporate customers take advantage of our superior speeds, service levels and installation times versus our competitors. The growing trend of customers installing second lines for redundancy in order to construct Virtual Private Networks (“VPNs”) has also led to our ability to increase our corporate revenues. However, beginning in the first quarter of 2020, we saw corporate customers take a more cautious approach to new configurations and upgrades as well as a reduction in demand for connecting smaller satellite offices as a result of the challenges and uncertainties of the COVID-19 pandemic. We also witnessed a deteriorating real estate market in and around the buildings we service, with rising vacancy levels and falling lease initiations or renewals resulting in fewer sales opportunities for our salesforce. As a result, we have experienced a slowdown in new sales to our corporate customers which negatively impacted our corporate revenue results. While we believe that demand for office space in the buildings in which we operate will remain among the strongest in our markets, we may experience increased corporate customer turnover, fewer upgrades of existing corporate customer configurations and fewer new tenant opportunities which would negatively impact our corporate revenue growth.

Our revenue from our net-centric customers increased primarily due to an increase in our number of net-centric customers and growth in network traffic from these customers partly offset by a decline in our average price per megabit. Our net-centric customers purchase our services on a price per megabit basis. The net-centric market exhibits significant pricing pressure due to the continued introduction of new technology which lowers the marginal cost of transmission and routing, and the commodity nature of the service where price is typically the only differentiating factor for these customers. Our average price per megabit of our installed base of customers declined by 18.7% from the six months ended June 30, 2021 to the six months ended June 30, 2022. We expect that our average price per megabit will continue to decline at similar rates. The impact of foreign exchange rates has a more significant impact on our net-centric revenues.

Our on-net revenues increased by 1.6% from the six months ended June 30, 2021 to the six months ended June 30, 2022. Our on-net revenues increased as we increased the number of our on-net customer connections by 4.0% at June 30, 2022 from June 30, 2021. On-net customer connections increased at a greater rate than on-net revenues primarily due to a decrease in our on-net ARPU from the six months ended June 30, 2021 to the six months ended June 30, 2022 and the negative impact of foreign exchange rates. ARPU is determined by dividing revenue for the period by the average customer connections for that period.

Our off-net revenues decreased by 1.0% from the six months ended June 30, 2021 to the six months ended June 30, 2022. Our off-net revenues decreased primarily from the decrease in our off-net ARPU from the six months ended June 30, 2021 to the six months ended June 30, 2022 offsetting the 6.2% increase in the number of our off-net customer connections from June 30, 2021 to June 30, 2022 and the negative impact of foreign exchange rates.

Network Operations Expenses. Network operations expenses include the costs of personnel associated with service delivery, network management and customer support, network facilities costs, fiber and equipment maintenance fees, leased circuit costs, access and facilities fees paid to building owners and excise taxes billed to our customers and recorded on a gross basis. Our network operations expenses, including non-cash equity-based compensation expense, increased by 0.6% from the six months ended June 30, 2021 to the six months ended June 30, 2022. Non-cash equity-based compensation expense is included in network operations expenses consistent with the classification of the employee’s salary and other compensation. The increase in network operations expense is primarily attributable to an increase in costs related to our network and facilities expansion activities being partly offset by price reductions obtained in certain of our leased circuit costs and by a $2.1 million reduction in taxes including the Universal Service Fund.

Selling, General, and Administrative (“SG&A”) Expenses. Our SG&A expenses, including non-cash equity-based compensation expense, decreased by 3.4% from the six months ended June 30, 2021 to the six months ended June 30, 2022. Non-cash equity-based compensation expense is included in SG&A expenses consistent with the classification of the employee’s salary and other compensation. SG&A expenses decreased primarily from a decrease in salaries and benefits from a reduction in our total headcount and a reduction in our bad debt expense. Our sales force headcount, inclusive of sales management, was 619 at June 30, 2022 and 710 at June 30, 2021, and our total headcount was 988 at June 30, 2022 and 1,087 at June 30, 2021. We experienced an increase in both voluntary and involuntary employee departures, particularly within our sales department, beginning in the second half of 2021 and continuing into the first half of 2022. We believe that this rise in departures is attributable both to an increased focus on monitoring sales productivity and to the unwillingness of some employees to be vaccinated and/or to return to a full-time, in-office environment.

Depreciation and Amortization Expenses. Our depreciation and amortization expense increased by 3.9% from the six months ended June 30, 2021 to the six months ended June 30, 2022. The increase is primarily due to the depreciation expense associated with the increase in deployed fixed assets.

Interest Expense and Losses on Debt Extinguishment and Redemptions. Our interest expense resulted from interest incurred on our 5.375% 2022 Notes until these notes were fully extinguished in May 2021, interest incurred on our €350.0 million of 4.375% 2024 Notes until these notes were fully extinguished in June 2022, interest incurred on our $450.0 million of 7.00% 2027 Notes that we issued in June 2022, interest incurred on our $500.0 million of 3.50% 2026 Notes that we issued in May 2021 and interest incurred on our finance lease obligations. Our interest expense decreased by 8.1% from the six months ended June 30, 2021 to the six months ended June 30, 2022. This decrease was primarily due to the reduction in interest expense from the lower interest rate on our 3.50% 2026 Notes as compared to our 5.375% 2022 Notes and from a net interest payment of $1.2 million that we received in May 2022 related to our Swap Agreement.

In March 2021, we redeemed and extinguished $115.9 million of our 5.375% 2022 Notes at 103.24% of par value resulting in a loss on debt extinguishment and redemption of $3.9 million and reduced the par value from $445.0 million to $329.1 million. In May 2021, we extinguished the remaining $329.1 million of our 2022 Notes at par value resulting in a loss on debt extinguishment and redemption of $10.8 million. In June 2022, we extinguished our 4.375% 2024 Notes at 101.094% of par value resulting in a loss on debt extinguishment and redemption of $11.9 million.

Change in Valuation – Interest Rate Swap Agreement. In August 2021 we entered into our Swap Agreement that has the economic effect of modifying the fixed interest rate obligation associated with our 2026 Notes to a variable interest rate obligation based on SOFR which results in the interest payable on the 2026 Notes effectively becoming variable based on overnight SOFR. The Swap Agreement is recorded at its fair value at each reporting period, and we incur gains and losses due to changes in market interest rates. The values that we report for the Swap Agreement as of each reporting date are recognized as non-cash amounts with the corresponding amounts included in assets or liabilities in our consolidated balance sheets. As of June 30, 2022 the fair value of our Swap Agreement was a net liability of $37.8 million and we recorded an unrealized loss as non-cash change in the valuation of the Swap Agreement of $28.8 million in the six months ended June 30, 2022. We did not elect hedge accounting for our Swap Agreement.

Under our Swap Agreement, we pay the counterparty a semi-annual payment based upon overnight SOFR plus a contractual interest rate spread, and the counterparty pays us a semi-annual fixed 3.50% interest payment. These settlement payments are made in November and May of each year until the Swap Agreement expires in February 2026. Under the first Swap Agreement settlement payment made in November 2021 we received a payment of $0.6 million from the counterparty for a net cash savings of $0.6 million for the period from August 9, 2021 (the Swap Agreement inception date) to October 31, 2021. Under the settlement payment made in May 2022 we received a payment of $1.2 million from the counterparty for a net cash savings of $1.2 million for the period from November 1, 2021 to April 30, 2022.

Gain on Foreign Exchange – 2024 Notes. Our 2024 Notes were issued in Euros and were reported in our reporting currency - US Dollars - until they were extinguished and redeemed in June 2022. Our 2024 Notes were issued in June 2019 and June 2020 when the Euro to USD rate was approximately $1.13 and they were extinguished in June 2022 at a Euro to USD rate of $1.06. Our gain on foreign exchange on our 2024 Notes from converting our 2024 Notes into US Dollars was $31.6 million for the six months ended June 30, 2022 and was $13.6 million for the six months ended June 30, 2021. We have not entered into hedging arrangements for our foreign currency obligations.

Income Tax Expense. Our income tax expense was $9.1 million for the six months ended June 30, 2022 and $7.8 million for the six months ended June 30, 2021. The increase in our income tax expense is primarily related to the increase in our income before income taxes.

Buildings On-net. As of June 30, 2022 and 2021, we had a total of 3,095 and 2,975 on-net buildings connected to our network, respectively. The increase in our on-net buildings was a result of our disciplined network expansion program. We anticipate adding a similar number of buildings to our network for the next several years.

Liquidity and Capital Resources

In assessing our liquidity, management reviews and analyzes our current cash balances, accounts receivable, accounts payable, accrued liabilities, capital expenditure commitments, and required finance lease and debt payments and other obligations.

Over the next several years we have significant contractual and anticipated cash outlays including our indicative dividend payments on our common stock, our maturing debt obligations, interest payments on our debt obligations and our projected capital expenditure requirements in order to help execute our business plan. Based upon our historical growth rate of our dividend, we expect that we would have to provide approximately $354 million in order to meet our expected quarterly dividend payments over the next two years. In March 2021, we redeemed and extinguished $115.9 million of our 2022 Notes. In April 2021 we redeemed $45.0 million of our 2022 Notes and in May 2021 we redeemed the remaining $284.1 million of our 2022 Notes with the proceeds from our issuance of $500.0 million of our 2026 Notes. Our 2022 Notes accrued interest at 5.375% and our 2026 Notes accrue interest at 3.50%. Our $500.0 million of 2026 Notes mature in May 2026 and include annual interest payments of $17.5 million until maturity. In June 2022 we redeemed our 2024 Notes with the proceeds from our issuance of $450.0 million of our 2027 Notes. Our 2024 Notes accrued interest at 4.375% and our 2027 Notes accrue interest at 7.00%. Our $450.0 million of 2027 Notes mature in June 2027 and include annual interest payments of $31.5 million until maturity.

In August 2021 we entered into our Swap Agreement that has the economic effect of modifying the fixed interest rate obligation associated with our 2026 Notes to a variable interest rate obligation based SOFR which results in the interest payable on the 2026 Notes effectively becoming variable based on overnight SOFR. The Swap Agreement is recorded at its fair value at each reporting period, and we incur gains and losses due to changes in market interest rates. The values that we report for the Swap Agreement as of each reporting date are recognized as non-cash amounts with the corresponding amounts included in assets or liabilities in our consolidated balance sheets. Under our Swap Agreement, we pay the counterparty a semi-annual payment based upon overnight SOFR plus a contractual interest rate spread, and the counterparty pays us a semi-annual fixed 3.50% interest payment. These settlement payments are made in November and May of each year until the Swap Agreement expires in February 2026. Under the first Swap Agreement settlement payment made in November 2021 we received a payment of $0.6 million from the counterparty for a net cash savings of $0.6 million for the period from August 9, 2021 (the Swap Agreement inception date) to October 31, 2021. Under the settlement payment made in May 2022, we received a payment of $1.2 million from the counterparty for a net cash savings of $1.2 million for the period from November 1, 2021 to April 30, 2022.

As of June 30, 2022 the fair value of the Swap Agreement was a net liability of $37.8 million. We have made a $48.5 million deposit with the counterparty to our Swap Agreement. If the fair value of our Swap Agreement exceeds a net liability of $48.5 million we will be required to deposit additional funds with the counterparty equal to the net liability fair value in excess of $48.5 million. As of June 30, 2022, $37.8 million of our deposit was restricted and $10.7 million was unrestricted.

We may need to, or elect to, refinance all or a portion of our indebtedness at or before maturity and we cannot provide assurances that we will be able to refinance any such indebtedness on commercially reasonable terms or at all. In addition, we may elect to secure additional capital in the future, at acceptable terms, to improve our liquidity or fund acquisitions or for general corporate purposes. In addition, in an effort to reduce future cash interest payments as well as future amounts due at maturity or to extend debt maturities, we may, from time to time, issue new debt, enter into debt for debt, or cash transactions to purchase our outstanding debt securities in the open market or through privately negotiated transactions. We will evaluate any such transactions in light of the existing market conditions. The amounts involved in any such transaction, individually or in the aggregate, may be material.

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

Cash Flows

The following table sets forth our consolidated cash flows.

	Six Months Ended June 30,
(in thousands)	2022	2021
Net cash provided by operating activities	$83,814	$86,855
Net cash used in investing activities	(35,409)	(32,661)
Net cash used in financing activities	(24,052)	(50,874)
Effect of exchange rates changes on cash	(3,130)	(658)
Net increase in cash, cash equivalents and restricted cash	$21,223	$2,662

Net Cash Provided by Operating Activities. Our primary source of operating cash is receipts from our customers who are billed on a monthly basis for our services. Our primary uses of operating cash are payments made to our vendors and employees and interest payments made to our finance lease vendors and our note holders. Our changes in cash provided by operating activities are primarily due to changes in our operating profit and changes in our interest payments.

Net Cash Used In Investing Activities. Our primary use of cash for investing activities is for purchases of property and equipment. Purchases of property and equipment were $35.4 million and $32.7 million for the six months ended June 30, 2022 and 2021, respectively. The changes in purchases of property and equipment are primarily due to the timing and scope of our network expansion activities including geographic expansion and adding buildings to our network.

Net Cash Used In Financing Activities. Our primary uses of cash for financing activities are payments to redeem and extinguish our debt, dividend payments, principal payments under our finance lease obligations and our installment payment agreement, and for purchases of our common stock. During the six months ended June 30, 2022 and 2021, we paid $83.2 million and $73.1 million, respectively, for our quarterly dividend payments. Our quarterly dividend payments have increased due to increases in our quarterly dividend per share amounts. Principal payments under our finance lease obligations were $11.1 million and $11.9 million for the six months ended June 30, 2022 and 2021, respectively. The changes in our principal payments under our finance lease obligations are primarily due to the timing and extent of our network expansion activities including geographic expansion and adding buildings to our network. Principal payments under our installment payment agreement were $0.8 million and $4.3 million for the six months ended June 30, 2022 and 2021, respectively. There were no purchases of our common stock in both the six months ended June 30, 2022 and 2021.

We completed a series of debt redemptions and issuances in the six months ended June 30, 2022 and the six months ended June 30, 2021. In March 2021, we paid $119.7 million to redeem and extinguish $115.9 million of our 2022 Notes at 103.24% of par value. In May 2021, we redeemed and extinguished the remaining $329.1 million of our 2022 Notes at par value and paid $11.5 million of interest through December 1, 2021. The total payments to redeem our 2022 Notes were $459.3 million. In May 2021 we issued $500.0 million of our 2026 Notes for net proceeds of $496.9 million. In June 2022 we paid $375.4 million to redeem and extinguish our 2024 Notes at 101.094% of par value. In June 2022 we issued $450.0 million of our 2027 Notes for net proceeds of $446.0 million.

Cash Position and Indebtedness

Our total indebtedness, at par, at June 30, 2022 was $1.2 billion and our total cash, cash equivalents and restricted cash were $349.8 million. Our total indebtedness at June 30, 2022 includes $254.2 million of finance lease obligations for dark fiber under long-term IRU agreements.

Summarized Financial Information of Holdings

Holdings is not a restricted subsidiary as defined under the indentures governing our 2027 Notes and our 2026 Notes. Holdings is a guarantor under these notes. Under the indentures we are required to disclose financial information of Holdings including its assets, liabilities and its operating results (“Holdings Financial Information”). The Holdings Financial Information is detailed below (in thousands).

June 30, 2022
(Unaudited)
Cash and cash equivalents	$66,568
Accrued interest receivable	34
Total assets	$66,602

Investment from subsidiaries	$409,778
Common stock	48
Accumulated deficit	(343,224)
Total equity	$66,602

Six Months
Ended
June 30, 2022
(Unaudited)
Equity‑based compensation expense	13,093
Interest income	119
Net loss	$(12,974)

Common Stock Buyback Program

Our Board of Directors has approved purchases of our common stock under a buyback program (the “Buyback Program”). There were no purchases of our common stock in the three or six months ended June 30, 2022 and June 30, 2021. As of June 30, 2022, there was a total of $30.4 million available under the Buyback Program which is authorized to continue through December 31, 2022.

Dividends on Common Stock and Return of Capital Program

On August 4, 2022, our Board of Directors approved the payment of our quarterly dividend of $0.905 per common share. This estimated $42.3 million dividend payment is expected to be made on August 31, 2022.

The payment of any future dividends and any other returns of capital, including stock buybacks, will be at the discretion of our Board of Directors and may be reduced, eliminated or increased and will be dependent upon our financial position, results of operations, available cash, cash flow, capital requirements, limitations under our debt indentures and other factors deemed relevant by the our Board of Directors. We are a Delaware corporation and under the General Corporation Law of the State of Delaware distributions may be restricted including a restriction that distributions, including stock purchases and dividends, do not result in an impairment of a corporation’s capital, as defined under Delaware law. The indentures governing our notes limit our ability to return cash to our stockholders. See Note 3 of our interim condensed consolidated financial statements for additional discussion of limitations on distributions.

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

Impact of COVID-19 on Our Liquidity and Operating Performance

We continue to operate with a high level of liquidity, and as of June 30, 2022, we had cash, cash equivalents and restricted cash of $349.8 million. The COVID-19 pandemic has not impacted our credit rating to date, nor do we believe that it has materially changed our cost of capital. We believe we are able to timely service our debt obligations and will not require any concessions to do so. We believe we will have access to additional capital from a variety of sources and the public capital markets for debt and equity.

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

Our employees have largely complied with our vaccine mandate in the United States. However, we experienced an increase in both voluntary and involuntary employee departures, particularly within our sales department, beginning in the second half of 2021 and continuing into the first half of 2022. We believe this rise in departures is attributable both to an increased focus on managing underperforming sales representatives and to the unwillingness of some employees to be vaccinated and/or to return to a full time, in office environment. As a result of our decisions to mandate COVID vaccination and to require employees to return to our offices on a full time basis, we may find it difficult to retain existing employees or hire new employees. If this occurs, we may experience lower sales, revenue and profitability.

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

Critical Accounting Policies and Significant Estimates

Management believes that as of June 30, 2022, there have been no material changes to our critical accounting policies and significant estimates from those listed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2021.

ITEM 3.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management believes that as of June 30, 2022, there have been no material changes to our exposures to market risk from those disclosed in Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of our annual report on Form 10-K for the year ended December 31, 2021.

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

ITEM 1A.            RISK FACTORS

Management believes that as of June 30, 2022, there have been no material changes to our risk factors from those disclosed in Item 1A “Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2021.

ITEM 2.              UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Board of Directors has authorized a plan to permit the repurchase of our common stock in negotiated and open market transactions through December 31, 2022. We may purchase shares from time to time depending on market, economic, and other factors. There were no purchases of shares of our common stock during the second quarter of 2022.

ITEM 6.              EXHIBITS.

(a)	Exhibits

Exhibit Number	Description
3.1	Amended and Restated Bylaws of Cogent Communications Holdings, Inc. (previously filed as Exhibit 3.1 to our Current Report on Form 8-K, filed on May 4, 2022 and incorporated herein by reference).
4.1

Indenture related to the 7.000% Senior Notes due 2027, dated as of June 22, 2022, among Cogent Communications Group, Inc., the guarantors named therein, and Wilmington Trust, National Association, as trustee and collateral agent (previously filed as Exhibit 4.1 to our Current Report on Form 8-K, filed on June 22, 2022 and incorporated herein by reference).

4.2	Form of 7.00% Senior Secured Notes due 2027 (previously filed as Exhibit A to the Exhibit 4.1 to our Current Report on From 8-K, filed on June 22, 2022 and incorporated herein by reference).
10.1

Restricted Stock Award, dated as of May 4, 2022, between the Company and Thaddeus G. Weed (previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on May 5, 2022 and incorporated herein by reference).

31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer (furnished herewith)
32.2	Certification of Chief Financial Officer (furnished herewith)
101.1

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (filed herewith).

104	Cover Page Data File (the cover page XBRL tags are embedded within the iXBRL document).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 5, 2022	COGENT COMMUNICATIONS HOLDINGS, INC.

	By:	/s/ David Schaeffer
		Name:	David Schaeffer
		Title:	Chief Executive Officer

Date: August 5, 2022	By:	/s/ Thaddeus G. Weed
		Name:	Thaddeus G. Weed
		Title:	Chief Financial Officer and Treasurer (Principal Accounting Officer)