Form 10-Q
period 2022-09-30
COGENT COMMUNICATIONS HOLDINGS, INC.
filed 2022-11-04
CIK 1158324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2022

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

Common Stock, $.001 par value 48,010,042 Shares Outstanding as of October 31, 2022

INDEX

	PART I
	FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Condensed Consolidated Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets of Cogent Communications Holdings, Inc. and Subsidiaries as of September 30, 2022 (Unaudited) and December 31, 2021	3
	Condensed Consolidated Statements of Comprehensive (Loss) Income of Cogent Communications Holdings, Inc. and Subsidiaries for the Three Months Ended September 30, 2022 and September 30, 2021 (Unaudited)	4
	Condensed Consolidated Statements of Comprehensive (Loss) Income of Cogent Communications Holdings, Inc. and Subsidiaries for the Nine Months Ended September 30, 2022 and September 30, 2021 (Unaudited)	5
	Condensed Consolidated Statements of Cash Flows of Cogent Communications Holdings, Inc. and Subsidiaries for the Nine Months Ended September 30, 2022 and September 30, 2021 (Unaudited)	6
	Notes to Interim Condensed Consolidated Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36
Item 4.	Controls and Procedures	36

	PART II
	OTHER INFORMATION

Item 1.	Legal Proceedings	37
Item 1A.	Risk Factors	37
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 6.	Exhibits	39
SIGNATURES		40
CERTIFICATIONS

PART I FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

COGENT COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2022 AND DECEMBER 31, 2021

(IN THOUSANDS, EXCEPT SHARE DATA)

	September 30,	December 31,
	2022	2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$268,945	$319,609
Restricted cash	54,719	9,015
Accounts receivable, net of allowance for credit losses of $1,966 and $1,510, respectively	43,433	41,938
Prepaid expenses and other current assets	46,407	39,015
Total current assets	413,504	409,577
Property and equipment, net	503,763	457,880
Right-of-use leased assets	86,047	101,687
Deposits and other assets	17,388	15,413
Total assets	$1,020,702	$984,557
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$18,398	$11,923
Accrued and other current liabilities	67,290	39,057
Installment payment agreement, current portion, net of discount of $6	—	785
Current maturities, operating lease liabilities	11,784	12,197
Current maturities, finance lease obligations	24,135	17,048
Total current liabilities	121,607	81,010
Senior unsecured 2027 notes, net of unamortized debt costs of $1,228 and net of discount of $2,572	446,200	—
Senior secured 2026 notes, net of unamortized debt costs of $969 and $1,156, respectively, and net of discounts of $1,287 and $1,536, respectively	497,744	497,308
Senior unsecured 2024 Euro notes, net of unamortized debt costs of $2,121 and net of discount of $772	—	394,112
Operating lease liabilities, net of current maturities	99,438	111,794
Finance lease obligations, net of current maturities	263,750	228,822
Other long-term liabilities	83,728	44,609
Total liabilities	1,512,467	1,357,655
Commitments and contingencies:
Stockholders’ deficit:
Common stock, $0.001 par value; 75,000,000 shares authorized; 48,002,135 and 47,674,189 shares issued and outstanding, respectively	48	48
Additional paid-in capital	568,065	547,734
Accumulated other comprehensive loss — foreign currency translation	(28,413)	(11,003)
Accumulated deficit	(1,031,465)	(909,877)
Total stockholders’ deficit	(491,765)	(373,098)
Total liabilities and stockholders’ deficit	$1,020,702	$984,557

The accompanying notes are an integral part of these condensed consolidated balance sheets.

COGENT COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022 AND SEPTEMBER 30, 2021

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended	Three Months Ended
	September 30, 2022	September 30, 2021
	(Unaudited)	(Unaudited)
Service revenue	$150,000	$147,927
Operating expenses:
Network operations (including $176 and $163 of equity-based compensation expense, respectively, exclusive of depreciation and amortization shown separately below)	57,220	56,645
Selling, general, and administrative (including $6,035 and $6,425 of equity-based compensation expense, respectively)	39,114	40,117
Acquisition costs – Sprint (T-Mobile Wireline) (Note 1)	2,004	—
Depreciation and amortization	22,897	22,609
Total operating expenses	121,235	119,371
Losses on lease transactions	(670)	—
Operating income	28,095	28,556
Interest expense	(17,948)	(14,273)
Change in valuation – interest rate swap	(16,923)	(3,076)
Foreign exchange gain – 2024 Euro Notes	—	10,169
Interest income and other expenses, net	(262)	648
Income before income taxes	(7,038)	22,024
Income tax expense	(969)	(8,704)
Net (loss) income	$(8,007)	$13,320

Comprehensive (loss) income:
Net (loss) income	$(8,007)	$13,320
Foreign currency translation adjustment	(7,752)	(3,818)
Comprehensive (loss) income	$(15,759)	$9,502

Net (loss) income per common share:
Basic net (loss) income per common share	$(0.17)	$0.29
Diluted net (loss) income per common share	$(0.17)	$0.28
Dividends declared per common share	$0.905	$0.805

Weighted-average common shares - basic	46,736,742	46,293,524

Weighted-average common shares - diluted	46,736,742	46,866,929

The accompanying notes are an integral part of these condensed consolidated financial statements.

COGENT COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND SEPTEMBER 30, 2021

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2022	September 30, 2021
	(Unaudited)	(Unaudited)
Service revenue	$447,625	$442,584
Operating expenses:
Network operations (including $465 and $2,375 of equity-based compensation expense, respectively, exclusive of depreciation and amortization shown separately below)	171,183	169,920
Selling, general, and administrative (including $17,709 and $18,394 of equity-based compensation expense, respectively)	119,129	122,952
Acquisition costs – Sprint (T-Mobile Wireline) (Note 1)	2,004	—
Depreciation and amortization	68,659	66,675
Total operating expenses	360,975	359,547
(Losses) gains on lease terminations and equipment transactions	(210)	18
Operating income	86,440	83,055
Interest expense	(45,594)	(44,345)
Change in valuation – interest rate swap	(45,703)	(3,076)
Foreign exchange gain - 2024 Euro Notes	31,561	23,759
Loss on debt extinguishment and redemption- 2024 Euro Notes	(11,885)	—
Loss on debt extinguishment and redemption- 2022 Notes	—	(14,698)
Interest income and other expenses, net	(462)	1,460
Income before income taxes	14,357	46,155
Income tax expense	(10,063)	(16,477)
Net income	$4,294	$29,678

Comprehensive (loss) income:
Net income	$4,294	$29,678
Foreign currency translation adjustment	(17,410)	(7,252)
Comprehensive (loss) income	$(13,116)	$22,426

Net income per common share:
Basic net income per common share	$0.09	$0.64
Diluted net income per common share	$0.09	$0.63

Dividends declared per common share	$2.64	$2.34

Weighted-average common shares - basic	46,759,632	46,290,452

Weighted-average common shares - diluted	47,097,580	46,825,948

The accompanying notes are an integral part of these condensed consolidated financial statements.

COGENT COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND SEPTEMBER 30, 2021

(IN THOUSANDS)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2022	September 30, 2021
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$4,294	$29,678
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	68,659	66,675
Amortization of debt costs, discounts and premiums	1,144	1,333
Equity-based compensation expense (net of amounts capitalized)	18,174	20,769
Loss on debt extinguishment and redemption – 2024 Euro Notes	11,885	—
Loss on debt extinguishment and redemption – 2022 Notes	—	14,698
Gains on foreign exchange – 2024 Euro Notes	(31,561)	(23,759)
(Losses) gains - equipment transactions and other, net	3,531	(347)
Deferred income taxes	4,682	11,922
Changes in operating assets and liabilities:
Accounts receivable	(3,103)	(159)
Prepaid expenses and other current assets	(9,404)	1,734
Change in valuation – interest rate swap agreement	45,703	3,076
Accounts payable, accrued liabilities and other long-term liabilities	23,144	8,676
Deposits and other assets	236	(23)
Net cash provided by operating activities	137,384	134,273
Cash flows from investing activities:
Purchases of property and equipment	(59,380)	(54,620)
Net cash used in investing activities	(59,380)	(54,620)
Cash flows from financing activities:
Dividends paid	(125,882)	(110,736)
Redemption and extinguishment – 2024 Euro Notes	(375,354)	—
Redemption and extinguishment – 2022 Notes	—	(459,317)
Net proceeds from issuance of senior unsecured 2027 Notes - net of debt costs of $1,290	446,010	—
Net proceeds from issuance of senior secured 2026 Notes - net of debt costs of $1,317	—	496,933
Principal payments on installment payment agreement	(790)	(5,845)
Principal payments of finance lease obligations	(20,958)	(16,826)
Proceeds from exercises of stock options	426	1,237
Net cash used in financing activities	(76,548)	(94,554)
Effect of exchange rates changes on cash	(6,416)	(1,445)
Net decrease in cash, cash equivalents and restricted cash	(4,960)	(16,346)
Cash, cash equivalents and restricted cash, beginning of period	328,624	371,301
Cash, cash equivalents and restricted cash, end of period	$323,664	$354,955
Supplemental disclosure of non-cash investing and financing activities:
Fair value of equipment acquired in leases	$1,969	$—
Finance lease obligations incurred	$74,633	$38,411

The accompanying notes are an integral part of these condensed consolidated financial statements.

COGENT COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Description of the business and recent developments:

Reorganization and merger

On May 15, 2014, pursuant to the Agreement and Plan of Reorganization (the “Merger Agreement”) by and among Cogent Communications Group, Inc. (“Group”), a Delaware corporation, Cogent Communications Holdings, Inc., a Delaware corporation (“Holdings” or the “Company”) and Cogent Communications Merger Sub, Inc., a Delaware corporation, Group adopted a new holding company organizational structure whereby Group is now a wholly owned subsidiary of Holdings. Holdings is a “successor issuer” to Group pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Cogent Communications, Inc. is wholly owned by Group and the vast majority of Group’s assets, contractual arrangements, and operations are executed by Cogent Communications, Inc. and its subsidiaries.

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

The Company provides its on-net Internet access and private network services to its corporate and net-centric customers. The Company’s corporate customers are located in multi-tenant office buildings (“MTOBs”) and typically include law firms, financial services firms, advertising and marketing firms, as well as health care providers, educational institutions and other professional services businesses. The Company’s net-centric customers include bandwidth-intensive users that leverage its network to either deliver content to end users or to provide access to residential or commercial internet users. Content delivery customers include over the top (“OTT”) media service providers, content delivery networks, web hosting companies, and commercial content and application software providers. Access customers include access networks comprised of other Internet Service Providers (“ISPs”), telephone companies, mobile phone operators and cable television companies that collectively provide internet access to a substantial number of broadband subscribers and mobile phone subscribers across the world. These net-centric customers generally receive the Company’s services in carrier neutral colocation facilities and in the Company’s own data centers. The Company operates data centers throughout North America and Europe that allow its customers to collocate their equipment and access the Company’s network.

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

In connection with the Company’s Sprint acquisition (discussed below), the Company will begin to provide optical wavelength services over the Company’s fiber network. The Company will sell these wavelength services to its existing customers, Sprint customers and to new customers who require dedicated optical transport connectivity without the capital and ongoing expenses associated with owning and operating network infrastructure.

Acquisition of Sprint Communications

On September 6, 2022, Cogent Infrastructure, Inc., a Delaware corporation (the “Buyer”) and a wholly owned subsidiary of Holdings, entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with Sprint Communications LLC, a Kansas limited liability company (“Sprint”) and an indirect wholly owned subsidiary of T-Mobile US, Inc., a Delaware corporation (“T-Mobile”), and Sprint LLC, a Delaware limited liability company and a direct wholly owned subsidiary of T-Mobile (the “Seller”), pursuant to which Holdings will acquire the U.S. long-haul fiber network (including the non-U.S. extensions thereof) of Sprint Communications and its subsidiaries (the “Wireline Business”). The Purchase Agreement provides that, upon the terms and conditions set forth therein, Holdings will purchase from the Seller all of the issued and outstanding membership interests (the “Purchased Interests”) of a Delaware limited liability company that holds Sprints’ assets and liabilities relating to the Wireline Business (such transactions contemplated by the Purchase Agreement, collectively, the “Transaction”).

The parties have agreed to a $1 purchase price in consideration for the Purchased Interests, subject to customary adjustments set forth in the Purchase Agreement. In addition, at the consummation of the Transaction (the “Closing”), a T-Mobile affiliate will enter into an agreement for IP transit services, pursuant to which T-Mobile will pay Holdings an aggregate of $700 million, consisting of (i) $350 million in equal monthly installments during the first year after the Closing and (ii) $350 million in equal monthly installments over the subsequent 42 months.

The Purchase Agreement includes customary representations, warranties, indemnities and covenants, including regarding the conduct of the Wireline Business prior to the Closing. In addition, the Closing is subject to customary closing conditions, including as to the receipt of certain required regulatory approvals and consents. Subject to the satisfaction or waiver of certain conditions and the other terms and conditions of the Purchase Agreement, the Transaction is expected to close in the second half of 2023.

The Purchase Agreement contains certain termination rights for the Buyer and Seller, including that, subject to certain limitations, either the Buyer or the Seller may terminate the Purchase Agreement if the Transaction is not consummated by September 6, 2023, subject to two automatic six-month extensions if certain regulatory approvals have not been obtained. The Purchase Agreement also provides that each party may specifically enforce the other party’s obligations under the Purchase Agreement.

Holdings has agreed to guarantee the obligations of the Buyer under the Purchase Agreement pursuant to the terms of a Guaranty, dated as of September 6, 2022, by and between Holdings and the Seller (the “Parent Guaranty”). The Parent Guaranty contains customary representations, warranties and covenants of Holdings and the Seller.

Acquisition Related Costs

In connection with the Transaction and negotiation of the Purchase Agreement the Company incurred $2.0 million of professional fees in the three months ended September 30, 2022.

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

Financial instruments

At September 30, 2022 and December 31, 2021, the carrying amount of cash and cash equivalents, restricted cash, accounts receivable, prepaid and other current assets, accounts payable, and accrued expenses approximated fair value because of the short-term nature of these instruments. The Company measures its cash equivalents and restricted cash at amortized cost, which approximates fair value based upon quoted market prices (Level 1). Based upon recent trading prices (Level 2—market approach) at September 30, 2022 the fair value of the Company’s $450.0 million senior unsecured notes due 2027 was $426.4 million, the fair value of the Company’s $500.0 million senior secured notes due 2026 was $438.8 million, and the estimated liability fair value of the Company’s interest rate swap agreement was $54.7 million.

Gross receipts taxes, universal service fund and other surcharges

Revenue recognition standards include guidance relating to taxes or surcharges assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer and may include, but are not limited to, gross receipts taxes, excise taxes, Universal Service Fund fees and certain state regulatory fees. Such charges may be presented gross or net based upon the Company’s accounting policy election. The Company records certain excise taxes and surcharges on a gross basis and includes them in its revenues and network operations expense. Excise taxes and surcharges billed to customers and recorded on a gross basis (as service revenue and network operations expense)were $4.1 million and $4.8 million for the three months ended September 30, 2022 and 2021, respectively, and $11.3 million and $14.2 million for the nine months ended September 30, 2022 and 2021, respectively.

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

The following details the determination of diluted weighted average shares:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Weighted average common shares - basic	46,736,742	46,293,524	46,759,632	46,290,452
Dilutive effect of stock options	—	36,406	17,668	34,191
Dilutive effect of restricted stock	—	536,999	320,280	501,305
Weighted average common shares - diluted	46,736,742	46,866,929	47,097,580	46,825,948

The following details unvested shares of restricted common stock as well as anti-dilutive stock options and restricted stock awards outstanding:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Unvested shares of restricted common stock	1,271,441	1,371,217	1,271,441	1,371,217
Anti-dilutive options for common stock	113,376	43,648	99,537	42,531
Anti-dilutive shares of restricted common stock	637,028	827	460,715	133,468

Stockholders’ Deficit

The following details the changes in stockholders’ deficit for the three and nine months ended September 30, 2022 and September 30, 2021 (in thousands except share amounts):

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance at June 30, 2022	48,003,724	$48	$561,161	$(20,661)	$(980,729)	$(440,181)
Forfeitures of shares granted to employees	(14,492)	—	—	—	—	—
Equity-based compensation	—	—	6,812	—	—	6,812
Foreign currency translation	—	—	—	(7,752)	—	(7,752)
Issuances of common stock	10,748	—	—	—	—	—
Exercises of options	2,155	—	92	—	—	92
Dividends paid	—	—	—	—	(42,729)	(42,729)
Net (loss)	—	—	—	—	(8,007)	(8,007)
Balance at September 30, 2022	48,002,135	$48	$568,065	$(28,413)	$(1,031,465)	$(491,765)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance at June 30, 2021	47,655,131	$48	$533,049	$(4,740)	$(864,498)	$(336,141)
Forfeitures of shares granted to employees	(10,933)	—	—	—	—	—
Equity-based compensation	—	—	7,164	—	—	7,164
Foreign currency translation	—	—	—	(3,818)	—	(3,818)
Issuances of common stock	11,820	—	—	—	—	—
Exercises of options	7,258	—	362	—	—	362
Dividends paid	—	—	—	—	(37,654)	(37,654)
Net income	—	—	—	—	13,320	13,320
Balance at September 30, 2021	47,663,276	$48	$540,575	$(8,558)	$(888,832)	$(356,767)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance at December 31, 2021	47,674,189	$48	$547,734	$(11,003)	$(909,877)	$(373,098)
Forfeitures of shares granted to employees	(66,857)	—	—	—	—	—
Equity-based compensation	—	—	19,905	—	—	19,905
Foreign currency translation	—	—	—	(17,410)	—	(17,410)
Issuances of common stock	384,028	—	—	—	—	—
Exercises of options	10,775	—	426	—	—	426
Dividends paid	—	—	—	—	(125,882)	(125,882)
Net income	—	—	—	—	4,294	4,294
Balance at September 30, 2022	48,002,135	$48	$568,065	$(28,413)	$(1,031,465)	$(491,765)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance at December 31, 2020	47,214,077	$47	$515,867	$(1,306)	$(807,774)	$(293,166)
Forfeitures of shares granted to employees	(36,235)	—	—	—	—	—
Equity-based compensation	—	—	23,471	—	—	23,471
Foreign currency translation	—	—	—	(7,252)	—	(7,252)
Issuances of common stock	460,580	1	—	—	—	1
Exercises of options	24,854	—	1,237	—	—	1,237
Dividends paid	—	—	—	—	(110,736)	(110,736)
Net income	—	—	—	—	29,678	29,678
Balance at September 30, 2021	47,663,276	$48	$540,575	$(8,558)	$(888,832)	$(356,767)

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

Service revenue recognized from amounts in deferred revenue (contract liabilities) at the beginning of the period during the three months ended September 30, 2022 was $1.8 million and during the three months ended September 30, 2021 was $1.9 million. Service revenue recognized from amounts in deferred revenue (contract liabilities) at the beginning of the period during the nine months ended September 30, 2022 was $4.4 million and during the nine months ended September 30, 2021 was $4.1 million. Amortization expense for contract costs was $4.9 million for the three months ended September 30, 2022 and $4.6 million for the three months ended September 30, 2021. Amortization expense for contract costs was $14.5 million for the nine months ended September 30, 2022 and $13.8 million for the nine months ended September 30, 2021.

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

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Finance lease cost
Amortization of right-of-use assets	$7,188	$6,847	$21,186	$19,571
Interest expense on finance lease liabilities	5,382	4,977	15,579	14,888
Operating lease cost	4,547	4,572	13,948	13,660
Total lease costs	$17,117	$16,396	$50,713	$48,119

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2022	September 30, 2021
Other lease information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$(13,478)	$(12,694)
Operating cash flows from operating leases	(14,165)	(14,077)
Financing cash flows from finance leases	(20,958)	(16,826)
Right-of-use assets obtained in exchange for new finance lease liabilities	74,633	38,411
Right-of-use assets obtained in exchange for new operating lease liabilities	10,498	15,732
Weighted-average remaining lease term — finance leases (in years)	13.1	12.6
Weighted-average remaining lease term — operating leases (in years)	17.8	19.2
Weighted average discount rate — finance leases	8.6%	9.3%
Weighted average discount rate — operating leases	5.4%	5.5%

Finance leases—fiber lease agreements

The Company has entered into lease agreements with numerous providers of dark fiber under indefeasible-right-of use agreements (“IRUs”). These IRUs typically have initial terms of 15- 20 years and include renewal options after the initial lease term. The Company establishes the number of renewal option periods used in determining the lease term based upon its assessment at the inception of the lease of the number of option periods for which failure to renew the lease imposes a penalty in such amount that renewal appears to be reasonably certain. The option to renew may be automatic, at the option of the Company or mutually agreed to between the dark fiber provider and the Company. Once the Company has accepted the related fiber route, leases that meet the criteria for treatment as finance leases are recorded as a finance lease obligation and an IRU asset. The interest rate used in determining the present value of the aggregate future minimum lease payments is the Company’s incremental borrowing rate for the reasonably certain lease term. The implicit rates within the Company’s operating leases are generally not determinable and the Company determines its incremental borrowing rate for each lease using its current borrowing rate, adjusted for various factors including level of collateralization and term to align with the term of the lease. The determination of the Company’s incremental borrowing rate requires judgment. Finance lease assets are included in property and equipment in the Company’s consolidated balance sheets. As of September 30, 2022, the Company had committed to additional dark fiber IRU lease agreements totaling $120.6 million in future payments to be paid over periods of up to 22 years. These obligations begin when the related fiber is accepted, which is generally expected to occur in the next 24 months.

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

The future minimum payments under these operating lease and finance lease agreements are as follows (in thousands):

	Operating	Finance
For the Twelve Months Ending September 30,	Leases	Leases
2023	$17,167	$45,540
2024	16,738	39,425
2025	14,918	36,159
2026	12,821	31,383
2027	11,179	31,608
Thereafter	96,176	305,053
Total minimum lease obligations	168,999	489,168
Less—amounts representing interest	(57,777)	(201,283)
Present value of minimum lease obligations	111,222	287,885
Current maturities	(11,784)	(24,135)
Lease obligations, net of current maturities	$99,438	$263,750

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

		Current-period
		Provision for	Write offs
	Beginning	Expected Credit	Charged Against	Ending
Description	Balance	Losses	Allowance	Balance
Allowance for credit losses (deducted from accounts receivable)
Three months ended September 30, 2022	$1,717	$1,054	$(805)	$1,966
Three months ended September 30, 2021	$1,673	$1,340	$(1,600)	$1,413
Nine months ended September 30, 2022	$1,510	$3,059	$(2,603)	$1,966
Nine months ended September 30, 2021	$1,921	$4,539	$(5,047)	$1,413

Net bad debt expense for the three and nine months ended September 30, 2022 was $0.5 million and $1.5 million, respectively, which is net of bad debt recoveries of $0.5 million and $1.5 million respectively. Net bad debt expense for the three and nine months ended September 30, 2021 was $1.0 million and $2.6 million, respectively, which is net of bad debt recoveries of $0.3 million and $1.9 million, respectively.

2.  Property and equipment:

Depreciation and amortization expense related to property and equipment and finance leases was $22.9 million and $22.6 million for the three months ended September 30, 2022 and 2021, respectively, and $68.7 million and $66.7 million for the nine months ended September 30, 2022 and 2021, respectively. The Company capitalized salaries and related benefits of employees working directly on the construction and build-out of its network of $3.0 million and $3.1 million for the three months ended September 30, 2022 and 2021, respectively, and $9.3 million and $10.4 million for the nine months ended September 30, 2022 and 2021, respectively.

3.  Long-term debt:

As of September 30, 2022, the Company had outstanding $450.0 million aggregate principal amount of Senior Unsecured Notes due 2027 (the “2027 Notes”) and $500.0 million aggregate principal amount of Senior Secured Notes due 2026 (the “2026 Notes”). The 2027 Notes were issued in June 2022, are due on June 15, 2027 and bear interest at a rate of 7.00% per year. Interest on the 2027 Notes is paid semi-annually on June 15 and December 15 of each year. The 2026 Notes were issued in May 2021, are due on May 1, 2026 and bear interest at a rate of 3.50% per year. Interest on the 2026 Notes is paid semi-annually on May 1 and November 1 of each year. In June 2022 the Company redeemed and extinguished its €350.0 million aggregate principal amount of Senior Unsecured Euro Notes due 2024 (the “2024 Notes”). The 2024 Notes were due on June 30, 2024 and bore interest at a rate of 4.375% per year. Interest on the 2024 Notes was paid semi-annually on June 30 and December 30 of each year.

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

The net proceeds from the 2027 Notes offering were $446.0 million after deducting the $2.7 million discount and $1.3 million of offering expenses. The Company used a portion of the net proceeds from the 2027 Notes offering to redeem its 2024 Notes. The Company expects to use the remaining net proceeds from the 2027 Notes offering for general corporate purposes, and/or to repurchase the Company’s common stock or for special or recurring dividends to the Company’s stockholders. In connection with full redemption of its 2024 Notes, Group issued a conditional notice of full redemption to holders of the 2024 Notes, specifying June 30, 2022 as the redemption date (the “Redemption Date”). On the 2027 Notes Closing Date, Group satisfied and discharged its obligations under the 2024 Notes by depositing with a designee of the trustee for the 2024 Notes sufficient funds to pay the principal of the Premium (defined below) and accrued and unpaid interest on the Euro Notes to the Redemption Date. The 2024 Notes were issued in Euros and were reported in the Company’s reporting currency, US Dollars, until they were extinguished and redeemed. Prior to the redemption of the 2024 Notes, the gain on foreign exchange on the 2024 Notes from converting the 2024 Notes into US Dollars was $10.2 million for the three months ended September 30, 2021, $31.6 million for the nine months ended September 30, 2022 and $23.8 million for the nine months ended September 30, 2021.

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

In March 2021, Group redeemed $115.9 million aggregate principal amount of its 5.375% Senior Secured Notes due 2022 (the “2022 Notes”) at an average price of 103.2% of the principal amount plus $0.4 million of accrued and unpaid interest. As a result of this transaction, the Company incurred a loss on debt extinguishment and redemption of $3.9 million from the premium payment above par value, the amortization of the remaining unamortized notes cost and certain transaction expenses. In May 2021, Group redeemed $45.0 million aggregate principal amount of its 2022 Notes at par plus the “make-whole amount” as defined in the 2022 Notes indenture of $1.9 million ($41.41533 per $1,000 aggregate principal amount) plus accrued interest to, but excluding, the redemption date of $0.4 million ($9.70486 per aggregate principal amount). Following the $115.9 million and the $45.0 million redemptions there was $284.1 million aggregate principal amount of 2022 Notes remaining. On the 2026 Notes Closing Date, Group used the net proceeds from the offering of its 2026 Notes to fully satisfy and discharge its remaining obligations under its 2022 Notes. As a result of these transactions, the Company incurred an additional loss on debt extinguishment and redemption of $10.8 million from the payment of $11.5 million of interest on the 2022 Notes through December 1, 2021 and the amortization of the remaining unamortized notes costs and debt premium.

Limitations under the Indentures

The 2027 Notes Indenture and the 2026 Notes Indenture (the “Indentures”), among other things, limit the Company’s ability to incur indebtedness; to pay dividends or make other distributions; to make certain investments and other restricted payments; to create liens; to consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; to incur restrictions on the ability of a subsidiary to pay dividends or make other payments; and to enter into certain transactions with its affiliates. There are certain exceptions to the limitations on the Company’s ability to incur indebtedness under the Indentures, including IRU agreements incurred in the normal course of business and any additional indebtedness if the Company’s consolidated leverage ratio, as defined in the Indentures, is less than 6.0 to 1.0 or the Company’s fixed charge coverage ratio, as defined in the Indentures, is 2.0 to 1.0 or greater. The Company can also incur unlimited liens (which can be used, together with capacity under the debt covenant, to incur additional secured indebtedness) if the Company’s consolidated secured leverage ratio, as defined in the Indentures, is less than 4.0 to 1.0. Under the Indentures, the Company can pay dividends, make other distributions, make certain investments and make other restricted payments under certain circumstances, including if, after giving pro forma effect to such restricted payment, the Company could still incur $1 of indebtedness, as defined (i.e., either its consolidated leverage ratio is less than 6.0 to 1.0 or its fixed charge coverage ratio is 2.0 to 1.0 or greater). The Company’s consolidated leverage ratio was below 6.0, the Company’s consolidated secured leverage ratio was below 4.0 and the Company’s fixed charge coverage ratio was above 2.0 as of September 30, 2022. As of September 30, 2022, a total of $207.4 million was unrestricted and permitted for restricted payments including dividends and stock purchases.

Interest rate swap agreement

As of September 30, 2022, the Company was party to an interest rate swap agreement (the “Swap Agreement”) that has the economic effect of modifying the fixed interest rate obligation associated with its 2026 Notes to a variable interest rate obligation based on the Secured Overnight Financing Rate (“SOFR”) so that the interest payable on the 2026 Notes effectively became variable based on overnight SOFR. The critical terms of the Swap Agreement match the terms of the 2026 Notes, including the notional amount and the optional redemption date on February 1, 2026. The Company did not elect hedge accounting for the Swap Agreement. The Swap Agreement is recorded at its fair value at each reporting period, and the Company incurs gains and losses due to changes in market interest rates. By entering into the Swap Agreement, the Company has assumed the risk associated with variable interest rates. Changes in interest rates affect the valuation of the Swap Agreement that the Company recognizes in its consolidated statements of comprehensive income. The values that the Company reports for the Swap Agreement as of each reporting date are recognized as “change in valuation – interest rate swap” with the corresponding amounts included in assets or liabilities in the Company’s consolidated balance sheets. As of September 30, 2022 the fair value of the Swap Agreement was a net liability of $54.7 million of which $12.1 million is presented with accrued and other current liabilities and $42.6 million is presented with other long-term liabilities. The Company recorded an unrealized loss related to the Swap Agreement of $16.9 million and $45.7 million in the three and nine months ended September 30, 2022, respectively. The Company recorded an unrealized loss related to the Swap Agreement of $3.1 million and $3.1 million in the three and nine months ended September 30, 2021, respectively. The Company has made a $57.2 million deposit with the counterparty to the Swap Agreement. If the fair value of the Swap Agreement exceeds a net liability of $57.2 million the Company will be required to deposit additional funds with the counterparty equal to the net liability fair value. As of September 30, 2022, $54.7 million of the deposit was restricted and $2.4 million was unrestricted.

Under the Swap Agreement, the Company pays the counterparty a semi-annual payment based upon overnight SOFR plus a contractual interest rate spread, and the counterparty pays the Company a semi-annual fixed 3.50% interest payment. The settlement payment is made each November and May until the Swap Agreement expires in February 2026. Under the first Swap Agreement settlement in November 2021, the Company received a payment of $0.6 million from the counterparty for a net cash savings of $0.6 million for the period from August 9, 2021 (the Swap Agreement inception date) to October 31, 2021. Under the settlement payment made in May 2022, the Company received a payment of $1.2 million from the counterparty for a net cash savings of $1.2 million for the period from November 1, 2021 to April 30, 2022. Under the settlement payment made in November 2022, the Company made a payment of $3.4 million to the counterparty for a net cash interest cost of $3.4 million for the period from May 1, 2022 to October 31, 2022.

4.  Commitments and contingencies:

Current and potential litigation

In accordance with the accounting guidance for contingencies, the Company accrues its estimate of a contingent liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Where it is probable that a liability has been incurred and there is a range of expected loss for which no amount in the range is more likely than any other amount, the Company accrues at the low end of the range. The Company reviews its accruals at least quarterly and adjusts them to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular matter. The Company has taken certain positions related to its obligations for leased circuits for which it is reasonably possible to result in a loss of up to $3.8 million in excess of the amount accrued at September 30, 2022. The Company was engaged in litigation in Virginia in which a former provider of transoceanic capacity to the Company was seeking approximately $0.6 million for alleged unpaid fees and the Company’s early termination of the arrangement. The complaint was filed in December 2021 in the Circuit Court of Fairfax County, Virginia. The trial took place in July 2022, and in August 2022, the Circuit Court issued an order requiring the Company to pay approximately $0.4 million in damages, inclusive of attorneys’ fees. The Company paid a final payment of approximately $0.4 million, reflecting accumulated interest and additional attorneys’ fees, in October 2022.

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

5.  Income taxes:

The components of (loss) income before income taxes consist of the following (in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Domestic	$(3,382)	$24,849	$22,953	$54,179
Foreign	(3,656)	(2,825)	(8,596)	(8,024)
Total	$(7,038)	$22,024	$14,357	$46,155

6.  Common stock buyback program:

The Company’s Board of Directors has approved purchases of the Company’s common stock under a buyback program (the “Buyback Program”) through December 31, 2023. At September 30, 2022, there was approximately $30.4 million remaining for purchases under the Buyback Program. There were no purchases of common stock during the three or nine months ended September 30, 2022 and the three or nine months ended September 30, 2021.

7.  Dividends on common stock:

On November 2, 2022, the Company’s Board of Directors approved the payment of a quarterly dividend of $0.915 per common share. This estimated $42.8 million dividend payment is expected to be made on December 2, 2022.

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

8.  Related party transactions:

Office lease

The Company’s headquarters is located in an office building owned by Sodium LLC whose owner is the Company’s Chief Executive Officer. The fixed annual rent for the headquarters building is $1.0 million per year plus an allocation of taxes and utilities. The lease began in May 2015 and the lease term was for five years. In February 2020 the lease term was extended to May 2025 and is cancellable by the Company upon 60 days’ notice. The Company’s audit committee reviews and approves all transactions with related parties. The Company paid $0.5 million and $0.5 million in the three months ended September 30, 2022 and 2021, respectively, and $1.4 million and $1.3 million in the nine months ended September 30, 2022 and 2021, respectively, for rent and related costs (including taxes and utilities) to Sodium LLC for this lease.

9.  Segment information:

The Company operates as one operating segment. The Company’s service revenue by geographic region and product class and long lived assets by geographic region are as follows (in thousands):

Three Months Ended September 30, 2022
Revenues	On-net	Off-net	Non-core	Total
North America	$88,298	$32,325	$162	$120,785
Europe	19,853	3,929	8	23,790
Latin America	1,358	34	—	1,392
Asia Pacific	3,530	299	—	3,829
Africa	180	24	—	204
Total	$113,219	$36,611	$170	$150,000

Three Months Ended September 30, 2021
Revenues	On-net	Off-net	Non-core	Total
North America	$85,569	$31,945	$147	$117,661
Europe	21,658	4,379	25	26,062
Latin America	1,042	54	—	1,096
Asia Pacific	2,657	277	—	2,934
Africa	173	1	—	174
Total	$111,099	$36,656	$172	$147,927

Nine Months Ended September 30, 2022
Revenues	On-net	Off-net	Non-core	Total
North America	$261,427	$95,873	$475	$357,775
Europe	61,807	12,249	39	74,095
Latin America	4,080	150	2	4,232
Asia Pacific	9,992	956	1	10,949
Africa	523	51	—	574
Total	$337,829	$109,279	$517	$447,625

Nine Months Ended September 30, 2021
Revenues	On-net	Off-net	Non-core	Total
North America	$255,157	$95,680	$361	$351,198
Europe	66,450	13,465	57	79,972
Latin America	2,859	119	—	2,978
Asia Pacific	7,279	812	—	8,091
Africa	342	3	—	345
Total	$332,087	$110,079	$418	$442,584

	September 30,	December 31,
	2022	2021
Long lived assets, net
North America	$373,879	$331,537
Europe and other	129,892	126,355
Total	$503,771	$457,892

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

Our pending acquisition of Sprint Communications, including delays or conditions on the obtaining of necessary regulatory approvals, our failure to close the acquisition or difficulties integrating our business with the acquired Sprint Communications business; the COVID-19 pandemic and accompanying government policies worldwide; vaccination and in-office requirements, delays in the delivery of network equipment and optical fiber, future economic instability in the global economy, including the risk of economic recession which could affect spending on Internet services; the impact of changing foreign exchange rates (in particular the Euro to US dollar and Canadian dollar to US dollar exchange rates) on the translation of our non-US dollar denominated revenues, expenses, assets and liabilities into US dollars; legal and operational difficulties in new markets; the imposition of a requirement that we contribute to the US Universal Service Fund on the basis of our Internet revenue; changes in government policy and/or regulation, including rules regarding data protection, cyber security and net neutrality; increasing competition leading to lower prices for our services; our ability to attract new customers and to increase and maintain the volume of traffic on our network; the ability to maintain our Internet peering arrangements on favorable terms; our ability to renew our long-term leases of optical fiber that comprise our network; our reliance on an equipment vendor, Cisco Systems Inc., and the potential for hardware or software problems associated with such equipment; the dependence of our network on the quality and dependability of third-party fiber providers; our ability to retain certain customers that comprise a significant portion of our revenue base; the management of network failures and/or disruptions; our ability to make payments on our indebtedness as they become due and outcomes in litigation, risks associated with variable interest rates under our interest rate swap agreement as well as other risks discussed from time to time in our filings with the Securities and Exchange Commission including, without limitation, our annual report on Form 10-K for the year ended December 31, 2021.

Ukraine & Russia

Following the Russian invasion of Ukraine in February 2022, we terminated services to customers linked to Russia and the Russian government. These customers represented less than 0.3% of our consolidated revenues for the three months ended March 31, 2022. We do not provide service within Russia but we do provide services in Ukraine via our Ukrainian subsidiary, TOV Cogent Communications Ukraine (“Cogent Ukraine”). As a result of the damage to facilities caused by the war, our services in Ukraine have experienced periodic outages which our third-party fiber provider repairs for us. We have taken steps to enhance our network security, provide financial flexibility to our Ukrainian customers and assist our Ukrainian employees. We do not believe that the termination of services to certain Russian customers or the impact of the war on our ability to provide services in Ukraine will have, taken together, a material impact on our network, financial statements or operating results. Cogent Ukraine represented less than 0.1% of our consolidated revenues for the nine months ended September 30, 2022 and less than 0.1% of our consolidated assets as of September 30, 2022.

Sprint Acquisition

On September 6, 2022, Cogent Infrastructure, Inc., a Delaware corporation (the “Buyer”) and a wholly owned subsidiary of Holdings, entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with Sprint Communications LLC, a Kansas limited liability company (“Sprint”) and an indirect wholly owned subsidiary of T-Mobile US, Inc., a Delaware corporation and Sprint LLC, a Delaware limited liability company and a direct wholly owned subsidiary of T-Mobile (the “Seller”), pursuant to which Holdings will acquire the U.S. long-haul fiber network (including the non-U.S. extensions thereof) of Sprint Communications and its subsidiaries (the “Wireline Business”). The Purchase Agreement provides that, upon the terms and conditions set forth therein, Holdings will purchase from the Seller all of the issued and outstanding membership interests of a Delaware limited liability company that holds Sprints’ assets and liabilities relating to the Wireline Business (such transactions contemplated by the Purchase Agreement, collectively, the “Transaction”).

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

Our on-net revenues represented 75.5% of our revenues for the three months ended September 30, 2022, 75.1% of our revenues for the three months ended September 30, 2021, 75.5% of our revenues for the nine months ended September 30, 2022 and 75.0% of our revenues for the nine months ended September 30, 2021. We provide our on-net Internet access and private network services to our corporate and net-centric customers. Our corporate customers are located in MTOBs and typically include law firms, financial services firms, advertising and marketing firms, as well as health care providers, educational institutions and other professional services businesses. Our net-centric customers include bandwidth-intensive users that leverage our network to either deliver content to end users or to provide access to residential or commercial internet users. Content delivery customers include over the top (“OTT”) media service providers, content delivery networks, web hosting companies, and commercial content and application software providers. Our net-centric customers include 7,766 access networks comprised of other Internet service providers (“ISPs”), telephone companies, mobile phone operators and cable television companies that collectively provide internet access to a substantial number of broadband subscribers and mobile phone subscribers across the world. These net-centric customers generally receive our services in carrier neutral colocation facilities and in our data centers. We operate data centers throughout North America and Europe that allow our customers to collocate their equipment and access our network.

In addition to providing our on-net services, we provide Internet access and private network services to customers that are not located in buildings directly connected to our network. We provide these off-net services primarily to corporate customers using other carriers’ circuits to provide the “last mile” portion of the link from the customers’ premises to our network. Our off-net revenues represented 24.4% of our revenues for the three months ended September 30, 2022, 24.8% of our revenues for the three months ended September 30, 2021, 24.4% of our revenues for the nine months ended September 30, 2022 and 24.9% of our revenues for the nine months ended September 30, 2021.

We also provide certain non-core services that resulted from acquisitions. We continue to support but do not actively sell these non-core services. We expect revenue from non-core services to continue to decline or to remain flat. Our non-core revenues represented less than 0.1% of our revenues for all periods.

In connection with our Sprint acquisition we will begin to provide optical wavelength services over our fiber network. We will sell these wavelength services to our existing customers, Sprint customers and to new customers who require dedicated optical transport connectivity without the capital and ongoing expenses associated with owning and operating network infrastructure.

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

Low Cost of Operation: We believe that the wireline telecom industry is undergoing, and will continue to face, significant price deflation for its applications and services. This price deflation is a result of a variety of factors including increased competition, enhanced substitutability of certain products and services and the continued impact of Moore’s Law, which has driven down the cost of technology, particularly for fiber optic Wavelength Division Multiplexing (“WDM”) equipment and optically interfaced routers. Faced with the backdrop of continued price deflation in our industry, we have made a series of discreet choices around our network design, operating strategy and product offerings that are consistent with our objective of becoming the low cost operator in our industry. Since our initiation of operations, this strategy has resulted in a rapid decline in our cost to transmit bits, which has increased our margins and decreased our capital intensity as measured by our capital expenditures per total revenues. Over the last five fiscal years, our cost of goods sold per bit delivered for our customers has declined at a compounded annual rate of 23.3%. Important components of our low cost operating strategy include:

●	One Network Protocol. Upon our founding, we selected to operate our network solely using Ethernet protocol. We made this selection in order to take advantage of the significantly greater installed base and lower cost of Ethernet network equipment versus other protocols, the substantially lower costs associated with operating and maintaining one network protocol and the continued benefits of the rapid price performance ratio improvements of Ethernet-related equipment. Our single network design allows us to avoid many of the costs that our competitors who operate circuit-switched, TDM and hybrid fiber coaxial networks incur related to provisioning, monitoring and maintaining multiple transport protocols. Selecting one operating protocol has also had positive effects in terms of our operating overhead and the simplicity of our organization. We believe the vast majority of our competition currently operates their networks with multiple protocols and we believe that attempts to upgrade their networks to one protocol would be operationally challenging and costly.
●	Widespread Access to Fiber on a Cost Effective, Long-Term Basis. We have acquired a large portfolio of dark fiber leases from around the world sourced from the excess inventory of existing networks. This choice to lease rather than build reduces our capital intensity and the operating costs of our intercity and metro networks. The nature of this portfolio and the individual leases provide us long-term access to dark fiber at attractive rates and the opportunity in many cases to extend these leases for multiple terms. On average, a modest number of our dark fiber leases come up for renewal each year. We have relationships with 306 dark fiber vendors across the globe enabling us to lease dark fiber on a long-term, cost-effective basis to virtually any geographic route or facility we require.
●	Narrow and Focused Product Set. Since our founding, we have strategically focused on delivering a very narrow product set to our customers. The vast majority of our revenue is driven or related to our high-capacity, bi-directional, symmetric internet access services which can be accessed on-net in MTOBs and carrier neutral data centers (“CNDCs”) or off-net through other carriers’ “last mile” connections to customer facilities. There are significant cost advantages as a result of this narrow product set. We believe that the relative size of our salesforce training, support and overhead is lower than comparable telecom providers which tend to offer a broader, one-stop shop product set to their client base.
●	Scalable Network Equipment and Hub Configurations. Due to our single network protocol and narrow product set, our transmission and network operations rely mainly on two sets of equipment for operation. In order to further scale our operating leverage, we have systematically reused older equipment in less dense portions of our network. Due to interoperability between the generations of products, we are able to transfer older equipment from our core, high-traffic areas to newer, less congested routes. The result of this dynamic grooming process is that we are able to utilize our equipment for materially longer time frames than the expected life of this equipment thereby reducing our capital investment in our network. We design and build all of our network hubs to the same standards and configurations. This replication strategy provides us scale benefits in equipment purchases, training, and maintenance.

Greater Control and Superior Delivery. Our on-net service does not rely on circuits that must be provisioned by a third-party carrier. In our on-net MTOBs we provide our customers the entire network, including the “last mile” and the in-building wiring connecting to our customer’s suite. In our CNDCs we are collocated with our customers. As a result, only a cross-connection within the data center is required to provide our services to our customers. The structure of our on-net service provides us more control over our service, quality and pricing. It also allows us to provision services more quickly and efficiently than provisioning services on a third-party carrier network. The vast majority of our on-net services can be installed in less than two weeks which is materially faster than the installation times for some of our incumbent competitors.

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

Large Addressable Market. We have systematically evaluated and chosen our network extensions to buildings, data centers and markets based upon a rigorous set of criteria to evaluate the economic opportunity of network locations. Additional factors relevant to our pursuit of new buildings include the willingness of building owners to grant us access rights, the availability of optical fiber networks to serve those buildings, the costs to connect buildings to our network and equipment availability. We have also begun to evaluate the sustainability of new locations by evaluating the LEED Green Rating of Buildings, the potential to source renewable energy at potential locations and the potential impact of climate change on a location including access to water and the risk of flooding. Our network is connected to 3,126 total buildings located in 219 metropolitan markets. These buildings include 1,832 large MTOBs (totaling 995.5 million square feet of office space) in major North American cities where we offer our services to a diverse set of high-quality corporate customers within close physical proximity of each other. These buildings also include 1,433 CNDCs located in 1,240 buildings in North America, Europe, Asia, South America, Australia and Africa where our net-centric customers directly interconnect with our network. We also operate 54 of our own data centers across the United States and in Europe which comprise over 606,000 square feet of floor space and are directly connected to our network. We believe that these network points of presence strategically position our network to attract high levels of Internet traffic and maximize our revenue opportunities and profitability.

Balanced, High-Traffic Network. Since its inception, our network has grown significantly in terms of its geographic reach, customer connections, and traffic. We currently serve 7,766 access networks as well as numerous large and small content providers and 45,176 corporate customer connections. As a result of these growing bases of customers who distribute (content providers) and receive (access networks) content on our network, we believe that the majority of all the traffic remains “on-net” by both originating and terminating on our network. This control of traffic is an important differentiator as it increases our service reliability and speed of traffic delivery. The increasing share of traffic delivered from content providers to access networks also enhances our margins as we are compensated by both the originating customer and terminating customer. The breadth of our network, extensive size of our customer base, and the volume of our traffic enables us to be one of a handful of Tier 1 networks that are interconnected on a settlement-free basis. This Tier 1 peering status broadens our geographic delivery capability and materially reduces our network costs.

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

Grow our Corporate Customer Base. Our on-net corporate customers are typically small to medium-sized businesses connected to our network through MTOBs or connected to our network through one of our CNDCs. We generally sell two types of services to our corporate customers: dedicated internet access and private network services. We typically sell dedicated internet access at the same price per connection as our competitors, but our customers benefit from our significantly faster speeds and rapid installation times. These customers are increasingly integrating off-site data centers and cloud services into their IT infrastructure in order to take advantage of the safety, security and redundancy that is offered by locating company processing power, storage and software at a data center. An important part of this new infrastructure is a high-speed, dedicated internet connection from the corporate premises to the data center and the Internet and from one corporate premises to another corporate premises. We believe that the importance of data centers will increasingly lead tenants to reconfigure their communications infrastructure to include dedicated internet access across their locations.

Increase our Share of the Net-Centric Market. We are currently one of the leading providers of high-speed internet access to a variety of content providers and access networks across the world. We intend to further load our high-capacity network as a result of the growing demand for high-speed internet access generated by these types of bandwidth-intensive applications such as over-the-top (“OTT”) media services, online gaming, video, Internet of Things (“IoT”), voice over IP (“VOIP”), remote data storage, and other services. We expect that we will continue to grow our shares of these segments by offering our customers a series of attractive features including:

●	Geographic breadth – We have the broadest CNDC footprint in the industry and currently offer network services in 51 countries – as net-centric customers seek a more international audience this footprint is a significant advantage;
●	High capacity and reliability – We offer 100 Mbps to 100 Gbps ports in all of the CNDCs and 400 Gbps in selected locations on our network, which differentiates the capacity choices we provide our net-centric clients;
●	Balanced customer base – Our leading share of content providers and access networks increases the amount of traffic that originates and terminates on our network thereby reducing latency and enhancing reliability;
●	Large and dedicated salesforce – Our team of 208 net-centric sales professionals is one of the largest salesforces in this industry segment and enables us to better serve this customer segment while also identifying new sales opportunities and gaining new business and customers.

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

Pursue On-net Customer Growth. Our high-capacity network provides us with the ability to add a significant number of customers to our network with minimal direct incremental costs. We intend to increase usage of our network and operational infrastructure by adding customers in our existing on-net buildings, as well as developing additional markets and connecting more MTOBs and CNDCs to our network. We emphasize our on-net services because they generate greater profit margins and we have more control over service levels, quality, pricing and our on-net services are provisioned in considerably less time than our off-net services. Our fiber network connects directly to our on-net customers’ premises and we pay no local access (“last mile”) charges to other carriers to provide our on-net services.

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

Expand our product offerings to include wavelength services. In connection with our Sprint acquisition we will begin to provide optical wavelength services over our fiber network. We will sell these wavelength services to our existing customers, Sprint customers and to new customers who require dedicated optical transport connectivity without the capital and ongoing expenses associated with owning and operating network infrastructure.

Results of Operations

Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021

The following summary tables present a comparison of our results of operations with respect to certain key financial measures. The comparisons illustrated in the table are discussed in greater detail below.

	Three Months Ended
	September 30,		Percent
	2022	2021	Change

	(in thousands)
Service revenue	$150,000	$147,927	1.4%
On-net revenue	113,219	111,099	1.9%
Off-net revenue	36,611	36,656	(0.1)%
Network operations expenses (1)	57,220	56,645	1.0%
Selling, general, and administrative expenses (2)	39,114	40,117	(2.5)%
Acquisition costs - Sprint (T-Mobile Wireline)	2,004	—	NM
Depreciation and amortization expenses	22,897	22,609	1.3%
Foreign exchange gain - 2024 Notes	—	10,169	NM
Change in valuation expense – interest rate swap	16,923	3,076	NM
Interest expense	17,948	14,273	25.7%
Income tax expense	969	8,704	NM
(1)	Includes equity-based compensation expenses of $176 and $163 in the three months ended September 30, 2022 and 2021, respectively.
(2)	Includes equity-based compensation expenses of $6,035 and $6,425 in the three months ended September 30, 2022 and 2021, respectively.

NM – not meaningful

	Three Months Ended
	September 30,		Percent
	2022	2021	Change
Other Operating Data
Average Revenue Per Unit (ARPU)
ARPU—on-net	$458	$465	(1.5)%
ARPU—off-net	$920	$982	(6.3)%
Average Price per Megabit — installed base	$0.27	$0.34	(20.8)%
Customer Connections—end of period
On-net	82,614	80,162	3.1%
Off-net	13,359	12,495	6.9%

Service Revenue. We continually work to grow our total service revenue by increasing the number of potential customers that we can reach on our network. We do this by investing capital to expand the geographic footprint of our network, increasing the number of buildings that we are connected to, including CNDCs and MTOBs and increasing our penetration rate into our existing buildings. These efforts broaden the global reach of our network and increase the size of our potential addressable market. We also seek to grow our service revenue by investing in our sales and marketing team. We typically sell corporate connections at similar pricing to our competitors, but our clients benefit from our significantly faster speeds, enhanced service level agreements and rapid installation times. In the net-centric market, we offer comparable services in terms of capacity but typically at significantly lower prices.

Our service revenue increased by 1.4% from the three months ended September 30, 2021 to the three months ended September 30, 2022. Exchange rates negatively impacted our increase in service revenue by $4.2 million. All foreign currency comparisons herein reflect results for the three months ended September 30, 2022 translated at the average foreign currency exchange rates for the three months ended September 30, 2021. We increased our total service revenue by expanding our network, by adding additional buildings to our network, by increasing our penetration into the buildings connected to our network and by gaining market share by offering our services at lower prices than our competitors.

Revenue recognition standards include guidance relating to any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, gross receipts taxes, Universal Service Fund fees and certain state regulatory fees. We record these taxes billed to our customers on a gross basis (as service revenue and network operations expense) in our consolidated statements of comprehensive income. The impact of these taxes including the Universal Service Fund, resulted in a decrease to our revenues of $0.7 million from the three months ended September 30, 2021 to the three months ended September 30, 2022.

Our corporate customers generally purchase their services on a price per connection basis. Our net-centric customers generally purchase their services on a price per megabit basis. Revenues from our corporate and net-centric customers represented 57.0% and 43.0% of total service revenue, respectively, for the three months ended September 30, 2022 and represented 60.2% and 39.8% of total service revenue, respectively, for the three months ended September 30, 2021. Revenues from corporate customers decreased by 4.0% to $85.5 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Revenues from our net-centric customers increased by 9.6% to $64.5 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Exchange rates negatively impacted our increase in our net–centric service revenue by approximately $4.2 million.

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

Our revenue from our net-centric customers increased primarily due to an increase in our number of net-centric customers and growth in network traffic from these customers partly offset by a decline in our average price per megabit. Our net-centric customers purchase our services on a price per megabit basis. The net-centric market exhibits significant pricing pressure due to the continued introduction of new technology which lowers the marginal cost of transmission and routing, and the commodity nature of the service where price is typically the only differentiating factor for these customers. Our average price per megabit of our installed base of customers declined by 20.8% from the three months ended September 30, 2021 to the three months ended September 30, 2022. We expect that our average price per megabit will continue to decline at similar rates. The impact of foreign exchange rates has a more significant impact on our net-centric revenues.

Our on-net revenues increased by 1.9% from the three months ended September 30, 2021 to the three months ended September 30, 2022. Our on-net revenues increased as we increased the number of our on-net customer connections by 3.1% at September 30, 2022 from September 30, 2021. On-net customer connections increased at a greater rate than on-net revenues primarily due to a decrease in our on-net ARPU from the three months ended September 30, 2021 to the three months ended September 30, 2022 and the negative impact of foreign exchange rates. ARPU is determined by dividing revenue for the period by the average customer connections for that period.

Our off-net revenues decreased by 0.1% from the three months ended September 30, 2021 to the three months ended September 30, 2022. Our off-net revenues decreased primarily from the decrease in our off-net ARPU from the three months ended September 30, 2021 to the three months ended September 30, 2022 offsetting the 6.9% increase in the number of our off-net customer connections from September 30, 2021 to September 30, 2022 and the negative impact of foreign exchange rates.

Network Operations Expenses. Network operations expenses include the costs of personnel associated with service delivery, network management and customer support, network facilities costs, fiber and equipment maintenance fees, leased circuit costs, access and facilities fees paid to building owners and excise taxes billed to our customers and recorded on a gross basis. Our network operations expenses, including non-cash equity-based compensation expense, increased by 1.0% from the three months ended September 30, 2021 to the three months ended September 30, 2022. Non-cash equity-based compensation expense is included in network operations expenses consistent with the classification of the employee’s salary and other compensation. The increase in network operations expense is primarily attributable to an increase in costs related to our network and facilities expansion activities partly offset by a $0.7 million reduction in taxes including the Universal Service Fund.

Selling, General, and Administrative (“SG&A”) Expenses. Our SG&A expenses, including non-cash equity-based compensation expense, decreased by 2.5% from the three months ended September 30, 2021 to the three months ended September 30, 2022. Non-cash equity-based compensation expense is included in SG&A expenses consistent with the classification of the employee’s salary and other compensation. SG&A expenses decreased primarily from a decrease in salaries and benefits from a weighted average reduction in our total headcount during the three months ended September 30, 2022 compared to the three months ended September 30, 2021 and a reduction in our bad debt expense. Our sales force headcount, inclusive of sales management, was 669 at September 30, 2022 and 662 at September 30, 2021, and our total headcount was 1,041 at September 30, 2022 and 1,031 at September 30, 2021. We experienced an increase in both voluntary and involuntary employee departures, particularly within our sales department, beginning in the second half of 2021 and continuing into 2022. We believe that this rise in departures was attributable both to an increased focus on monitoring sales productivity and to the unwillingness of some employees to be vaccinated and/or to return to a full-time, in-office environment.

Acquisition Costs – Sprint (T-Mobile Wireline). In connection with the Transaction and the negotiation of the Purchase Agreement the Company incurred $2.0 million of professional fees in the three months ended September 30, 2022. Subject to the satisfaction or waiver of certain conditions and the other terms and conditions of the Purchase Agreement, the Transaction is expected to close in the second half of 2023.

Depreciation and Amortization Expenses. Our depreciation and amortization expense increased by 1.3% from the three months ended September 30, 2021 to the three months ended September 30, 2022. The increase is primarily due to the depreciation expense associated with the increase in deployed fixed assets.

Interest Expense. Our interest expense resulted from interest incurred on our €350.0 million of 2024 Notes until these notes were fully extinguished in June 2022, interest incurred on our $450.0 million of 2027 Notes that we issued in June 2022, interest incurred on our $500.0 million of 2026 Notes that we issued in May 2021 and interest incurred on our finance lease obligations. Our interest expense increased by 25.7% from the three months ended September 30, 2021 to the three months ended September 30, 2022. This increase was primarily due to the increase in interest expense from the increase in interest rates on our 7.0% 2027 Notes as compared to our 4.375% 2024 Euro Notes.

Change in Valuation - Interest Rate Swap Agreement. In August 2021 we entered into our Swap Agreement that has the economic effect of modifying the fixed interest rate obligation associated with our 2026 Notes to a variable interest rate obligation based on the Secured Overnight Financing Rate (“SOFR”). This results in the interest payable on our 2026 Notes effectively becoming variable based on overnight SOFR. The Swap Agreement is recorded at its fair value at each reporting period, and we incur gains and losses due to changes in market interest rates. The values that we report for the Swap Agreement as of each reporting date are recognized as non-cash amounts with the corresponding amounts included in assets or liabilities in our consolidated balance sheets. As of September 30, 2022 the fair value of our Swap Agreement was a net liability of $54.7 million and we recorded an unrealized loss for the non-cash change in the valuation of the Swap Agreement of $16.9 million in the three months ended September 30, 2022 and $3.1 million in the three months ended September 30, 2021. We did not elect hedge accounting for our Swap Agreement.

Under our Swap Agreement, we pay the counterparty a semi-annual payment based upon overnight SOFR plus a contractual interest rate spread, and the counterparty pays us a semi-annual fixed 3.50% interest payment. These settlement payments are made in November and May of each year until the Swap Agreement expires in February 2026. Under the first Swap Agreement settlement payment made in November 2021 we received a payment of $0.6 million from the counterparty for a net cash savings of $0.6 million for the period from August 9, 2021 (the Swap Agreement inception date) to October 31, 2021. Under the Swap Agreement settlement payment made in May 2022, we received a payment of $1.2 million from the counterparty for a net cash savings of $1.2 million for the period from November 1, 2021 to April 30, 2022. Under the Swap Agreement settlement payment made in November 2022, the Company made a payment of $3.4 million to the counterparty for a net cash interest cost of $3.4 million for the period from May 1, 2022 to October 31, 2022.

Gain on Foreign Exchange – 2024 Notes. Our 2024 Notes were issued in Euros and were reported in our reporting currency - US Dollars - until they were extinguished and redeemed in June 2022. Our 2024 Notes were issued in June 2019 and June 2020 when the Euro to USD rate was approximately $1.13 and they were extinguished in September 2022 at a Euro to USD rate of $1.06. Our gain on foreign exchange on our 2024 Notes from converting our 2024 Notes into US Dollars was $10.2 million for the three months ended September 30, 2021. We have not entered into hedging arrangements for our foreign currency obligations.

Income Tax Expense. Our income tax expense was $1.0 million for the three months ended September 30, 2022 and $8.7 million for the three months ended September 30, 2021. The decrease in our income tax expense is primarily related to the decrease in our income before income taxes.

Buildings On-net. As of September 30, 2022 and 2021, we had a total of 3,126 and 3,008 on-net buildings connected to our network, respectively. The increase in our on-net buildings was a result of our disciplined network expansion program. We anticipate adding a similar number of buildings to our network for the next several years.

Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021

The following summary tables present a comparison of our results of operations with respect to certain key financial measures. The comparisons illustrated in the table are discussed in greater detail below.

	Nine Months Ended
	September 30,		Percent
	2022	2021	Change

	(in thousands)
Service revenue	$447,625	$442,584	1.1%
On-net revenue	337,829	332,087	1.7%
Off-net revenue	109,279	110,079	(0.7)%
Network operations expenses (1)	171,183	169,920	0.7%
Selling, general, and administrative expenses (2)	119,129	122,952	(3.1)%
Acquisition costs - Sprint (T-Mobile Wireline)	2,004	—	NM
Depreciation and amortization expenses	68,659	66,675	3.0%
Foreign exchange gains – 2024 Notes	31,561	23,759	32.8%
Loss on debt extinguishment and redemption – 2024 Notes	11,885	—	NM
Loss on debt extinguishment and redemption – 2022 Notes	—	14,698	NM
Change in valuation expense - interest rate swap	45,703	3,076	NM
Interest expense	45,594	44,345	2.8%
Income tax expense	10,063	16,477	(38.9)%
(1)	Includes equity-based compensation expenses of $465 and $2,375 in the nine months ended September 30, 2022 and 2021, respectively.
(2)	Includes equity-based compensation expenses of $17,709 and $18,394 in the nine months ended September 30, 2022 and 2021, respectively.

NM – not meaningful

	Nine Months Ended
	September 30,		Percent
	2022	2021	Change
Other Operating Data
Average Revenue Per Unit (ARPU)
ARPU—on-net	$460	$469	(1.9)%
ARPU—off-net	$933	$1,000	(6.7)%
Average Price per Megabit — installed base	$0.29	$0.36	(19.4)%
Customer Connections—end of period
On-net	82,614	80,162	3.1%
Off-net	13,359	12,495	6.9%

Service Revenue. We continually work to grow our total service revenue by increasing the number of potential customers that we can reach on our network. We do this by investing capital to expand the geographic footprint of our network, increasing the number of buildings that we are connected to, including CNDCs and MTOBs and increasing our penetration rate into our existing buildings. These efforts broaden the global reach of our network and increase the size of our potential addressable market. We also seek to grow our service revenue by investing in our sales and marketing team. We typically sell corporate connections at similar pricing to our competitors, but our clients benefit from our significantly faster speeds, enhanced service level agreements and rapid installation times. In the net-centric market, we offer comparable services in terms of capacity but typically at significantly lower prices.

Our service revenue increased by 1.1% from the nine months ended September 30, 2021 to the nine months ended September 30, 2022. Exchange rates negatively impacted our increase in service revenue by $9.7 million. All foreign currency comparisons herein reflect results for the nine months ended September 30, 2022 translated at the average foreign currency exchange rates for the nine months ended September 30, 2021. We increased our total service revenue by expanding our network, by adding additional buildings to our network, by increasing our penetration into the buildings connected to our network and by gaining market share by offering our services at lower prices than our competitors.

Revenue recognition standards include guidance relating to any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, gross receipts taxes, Universal Service Fund fees and certain state regulatory fees. We record these taxes billed to our customers on a gross basis (as service revenue and network operations expense) in our consolidated statements of comprehensive income. The impact of these taxes including the Universal Service Fund, resulted in a decrease to our revenues of $2.8 million from the nine months ended September 30, 2021 to the nine months ended September 30, 2022.

Our corporate customers generally purchase their services on a price per connection basis. Our net-centric customers generally purchase their services on a price per megabit basis. Revenues from our corporate and net-centric customers represented 57.4% and 42.6% of total service revenue, respectively, for the nine months ended September 30, 2022 and represented 61.4% and 38.6% of total service revenue, respectively, for the nine months ended September 30, 2021. Revenues from corporate customers decreased by 5.4% to $256.8 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. Revenues from our net-centric customers increased by 11.6% to $190.8 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. Exchange rates negatively impacted our increase in our net-centric service revenue by approximately $9.7 million.

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

Our revenue from our net-centric customers increased primarily due to an increase in our number of net-centric customers and growth in network traffic from these customers partly offset by a decline in our average price per megabit. Our net-centric customers purchase our services on a price per megabit basis. The net-centric market exhibits significant pricing pressure due to the continued introduction of new technology which lowers the marginal cost of transmission and routing, and the commodity nature of the service where price is typically the only differentiating factor for these customers. Our average price per megabit of our installed base of customers declined by 19.4% from the nine months ended September 30, 2021 to the nine months ended September 30, 2022. We expect that our average price per megabit will continue to decline at similar rates. The impact of foreign exchange rates has a more significant impact on our net-centric revenues.

Our on-net revenues increased by 1.7% from the nine months ended September 30, 2021 to the nine months ended September 30, 2022. Our on-net revenues increased as we increased the number of our on-net customer connections by 3.1% at September 30, 2022 from September 30, 2021. On-net customer connections increased at a greater rate than on-net revenues primarily due to a decrease in our on-net ARPU from the nine months ended September 30, 2021 to the nine months ended September 30, 2022 and the negative impact of foreign exchange rates. ARPU is determined by dividing revenue for the period by the average customer connections for that period.

Our off-net revenues decreased by 0.7% from the nine months ended September 30, 2021 to the nine months ended September 30, 2022. Our off-net revenues decreased primarily from the decrease in our off-net ARPU from the nine months ended September 30, 2021 to the nine months ended September 30, 2022 offsetting the 6.9% increase in the number of our off-net customer connections from September 30, 2021 to September 30, 2022 and the negative impact of foreign exchange rates.

Network Operations Expenses. Network operations expenses include the costs of personnel associated with service delivery, network management and customer support, network facilities costs, fiber and equipment maintenance fees, leased circuit costs, access and facilities fees paid to building owners and excise taxes billed to our customers and recorded on a gross basis. Our network operations expenses, including non-cash equity-based compensation expense, increased by 0.7% from the nine months ended September 30, 2021 to the nine months ended September 30, 2022. Non-cash equity-based compensation expense is included in network operations expenses consistent with the classification of the employee’s salary and other compensation. The increase in network operations expense is primarily attributable to an increase in costs related to our network and facilities expansion activities partly offset by price reductions obtained in certain of our leased circuit costs and by a $2.8 million reduction in taxes including the Universal Service Fund.

Selling, General, and Administrative (“SG&A”) Expenses. Our SG&A expenses, including non-cash equity-based compensation expense, decreased by 3.1% from the nine months ended September 30, 2021 to the nine months ended September 30, 2022. Non-cash equity-based compensation expense is included in SG&A expenses consistent with the classification of the employee’s salary and other compensation. SG&A expenses decreased primarily from a decrease in salaries and benefits from a weighted average reduction in our total headcount during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 and a reduction in our bad debt expense. Our sales force headcount, inclusive of sales management, was 669 at September 30, 2022 and 662 at September 30, 2021, and our total headcount was 1,041 at September 30, 2022 and 1,031 at September 30, 2021. We experienced an increase in both voluntary and involuntary employee departures, particularly within our sales department, beginning in the second half of 2021 and continuing into 2022. We believe that this rise in departures is attributable both to an increased focus on monitoring sales productivity and to the unwillingness of some employees to be vaccinated and/or to return to a full-time, in-office environment.

Acquisition Costs – Sprint (T-Mobile Wireline). In connection with the Sprint Transaction and the negotiation of the Purchase Agreement the Company incurred $2.0 million of professional fees in the nine months ended September 30, 2022. Subject to the satisfaction or waiver of certain conditions and the other terms and conditions of the Purchase Agreement, the Transaction is expected to close in the second half of 2023.

Depreciation and Amortization Expenses. Our depreciation and amortization expense increased by 3.0% from the nine months ended September 30, 2021 to the nine months ended September 30, 2022. The increase is primarily due to the depreciation expense associated with the increase in deployed fixed assets.

Interest Expense and Losses on Debt Extinguishment and Redemptions. Our interest expense resulted from interest incurred on our 5.375% 2022 Notes until these notes were fully extinguished in May 2021, interest incurred on our €350.0 million of 4.375% 2024 Notes until these notes were fully extinguished in June 2022, interest incurred on our $450.0 million of 7.00% 2027 Notes that we issued in June 2022, interest incurred on our $500.0 million of 3.50% 2026 Notes that we issued in May 2021 and interest incurred on our finance lease obligations. Our interest expense increased by 2.8% from the nine months ended September 30, 2021 to the nine months ended September 30, 2022. The increase was primarily due to the reduction in interest expense from the lower interest rate on our 3.50% 2026 Notes as compared to our 5.375% 2022 Notes and from a net interest payment of $1.2 million that we received in May 2022 related to our Swap Agreement being offset by the increase in interest rates on our 7.0% 2027 Notes as compared to our 4.375% 2024 Euro Notes.

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

Change in Valuation – Interest Rate Swap Agreement. As of September 30, 2022 the fair value of our Swap Agreement was a net liability of $54.7 million and we recorded an unrealized loss for the non-cash change in the valuation of the Swap Agreement of $45.7 million in the nine months ended September 30, 2022 and $3.1 million in the nine months ended September 30, 2021.

Under the Swap Agreement settlement payment made in May 2022, we received a payment of $1.2 million from the counterparty for a net cash savings of $1.2 million for the period from November 1, 2021 to April 30, 2022. Under the Swap Agreement settlement payment made in November 2022, the Company made a payment of $3.4 million to the counterparty for a net cash interest cost of $3.4 million for the period from May 1, 2022 to October 31, 2022

Gain on Foreign Exchange – 2024 Notes. Our 2024 Notes were issued in Euros and were reported in our reporting currency - US Dollars - until they were extinguished and redeemed in June 2022. Our 2024 Notes were issued in June 2019 and June 2020 when the Euro to USD rate was approximately $1.13 and they were extinguished in June 2022 at a Euro to USD rate of $1.06. Our gain on foreign exchange on our 2024 Notes from converting our 2024 Notes into US Dollars was $31.6 million for the nine months ended September 30, 2022 and was $23.8 million for the nine months ended September 30, 2021. We have not entered into hedging arrangements for our foreign currency obligations.

Income Tax Expense. Our income tax expense was $10.1 million for the nine months ended September 30, 2022 and $16.5 million for the nine months ended September 30, 2021. The decrease in our income tax expense is primarily related to the decrease in our income before income taxes.

Buildings On-net. As of September 30, 2022 and 2021, we had a total of 3,126 and 3,008 on-net buildings connected to our network, respectively. The increase in our on-net buildings was a result of our disciplined network expansion program. We anticipate adding a similar number of buildings to our network for the next several years.

Liquidity and Capital Resources

In assessing our liquidity, management reviews and analyzes our current cash balances, accounts receivable, accounts payable, accrued liabilities, capital expenditure commitments, and required finance lease and debt payments and other obligations.

Over the next several years we have significant contractual and anticipated cash outlays including our indicative dividend payments on our common stock, our maturing debt obligations, interest payments on our debt obligations and our projected capital expenditure requirements in order to help execute our business plan. Based upon our historical growth rate of our dividend, we expect that we would have to provide approximately $358 million in order to meet our expected quarterly dividend payments over the next two years. In March 2021, we redeemed and extinguished $115.9 million of our 2022 Notes. In April 2021 we redeemed $45.0 million of our 2022 Notes and in May 2021 we redeemed the remaining $284.1 million of our 2022 Notes with the proceeds from our issuance of $500.0 million of our 2026 Notes. Our 2022 Notes accrued interest at 5.375% and our 2026 Notes accrue interest at 3.50%. Our $500.0 million of 2026 Notes mature in May 2026 and include annual interest payments of $17.5 million until maturity. In June 2022 we redeemed our 2024 Notes with the proceeds from our issuance of $450.0 million of our 2027 Notes. Our 2024 Notes accrued interest at 4.375% and our 2027 Notes accrue interest at 7.00%. Our $450.0 million of 2027 Notes mature in June 2027 and include annual interest payments of $31.5 million until maturity.

Under our Swap Agreement, we pay the counterparty a semi-annual payment based upon overnight SOFR plus a contractual interest rate spread, and the counterparty pays us a semi-annual fixed 3.50% interest payment. These settlement payments are made in November and May of each year until the Swap Agreement expires in February 2026. Under the first Swap Agreement settlement payment made in November 2021 we received a payment of $0.6 million from the counterparty for a net cash savings of $0.6 million for the period from August 9, 2021 (the Swap Agreement inception date) to October 31, 2021. Under the Swap Agreement settlement payment made in May 2022, we received a payment of $1.2 million from the counterparty for a net cash savings of $1.2 million for the period from November 1, 2021 to April 30, 2022. Under the Swap Agreement the settlement payment made in November 2022, the Company made a payment of $3.4 million to the counterparty for a net cash interest cost of $3.4 million for the period from May 1, 2022 to October 31, 2022. As of September 30, 2022 the fair value of the Swap Agreement was a net liability of $54.7 million. We have made a $57.2 million deposit with the counterparty to our Swap Agreement. If the fair value of our Swap Agreement exceeds a net liability of $57.2 million we will be required to deposit additional funds with the counterparty equal to the net liability fair value. As of September 30, 2022, $54.7 million of our deposit was restricted and $2.4 million was unrestricted.

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

Cash Flows

The following table sets forth our consolidated cash flows.

	Nine Months Ended September 30,
(in thousands)	2022	2021
Net cash provided by operating activities	$137,384	$134,273
Net cash used in investing activities	(59,380)	(54,620)
Net cash used in financing activities	(76,548)	(94,554)
Effect of exchange rates changes on cash	(6,416)	(1,445)
Net decrease in cash, cash equivalents and restricted cash	$(4,960)	$(16,346)

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

Net Cash Used In Investing Activities. Our primary use of cash for investing activities is for purchases of property and equipment. Purchases of property and equipment were $59.4 million and $54.6 million for the nine months ended September 30, 2022 and 2021, respectively. The changes in purchases of property and equipment are primarily due to the timing and scope of our network expansion activities including geographic expansion and adding buildings to our network.

Net Cash Used In Financing Activities. Our primary uses of cash for financing activities are payments to redeem and extinguish our debt, dividend payments, principal payments under our finance lease obligations and our installment payment agreement, and for purchases of our common stock. During the nine months ended September 30, 2022 and 2021, we paid $125.9 million and $110.7 million, respectively, for our quarterly dividend payments. Our quarterly dividend payments have increased due to increases in our quarterly dividend per share amounts. Principal payments under our finance lease obligations were $21.0 million and $16.8 million for the nine months ended September 30, 2022 and 2021, respectively. The changes in our principal payments under our finance lease obligations are primarily due to the timing and extent of our network expansion activities including geographic expansion and adding buildings to our network. There were no purchases of our common stock in both the nine months ended September 30, 2022 and 2021.

We completed a series of debt redemptions and issuances in the nine months ended September 30, 2022 and the nine months ended September 30, 2021. In March 2021, we paid $119.7 million to redeem and extinguish $115.9 million of our 2022 Notes at 103.24% of par value. In May 2021, we redeemed and extinguished the remaining $329.1 million of our 2022 Notes at par value and paid $11.5 million of interest through December 1, 2021. The total payments to redeem our 2022 Notes were $459.3 million. In May 2021 we issued $500.0 million of our 2026 Notes for net proceeds of $496.9 million. In June 2022 we paid $375.4 million to redeem and extinguish our 2024 Notes at 101.094% of par value. In June 2022 we issued $450.0 million of our 2027 Notes for net proceeds of $446.0 million.

Cash Position and Indebtedness

Our total indebtedness, at par, at September 30, 2022 was $1.2 billion and our total cash, cash equivalents and restricted cash were $323.7 million. Our total indebtedness at September 30, 2022 includes $287.9 million of finance lease obligations for dark fiber under long-term IRU agreements.

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

September 30, 2022
(Unaudited)
Cash and cash equivalents	$84,635
Accrued interest receivable	48
Total assets	$84,683

Investment from subsidiaries	$469,686
Common stock	48
Accumulated deficit	(385,051)
Total equity	$84,683

Nine Months
Ended
September 30, 2022
(Unaudited)
Equity‑based compensation expense	19,905
Interest income	514
Net loss	$(19,391)

Common Stock Buyback Program

Our Board of Directors has approved purchases of our common stock under a buyback program (the “Buyback Program”). There were no purchases of our common stock in the three or nine months ended September 30, 2022 and September 30, 2021. As of September 30, 2022, there was a total of $30.4 million available under the Buyback Program which is authorized to continue through December 31, 2023.

Dividends on Common Stock and Return of Capital Program

On November 2, 2022, our Board of Directors approved the payment of our quarterly dividend of $0.915 per common share. This estimated $42.8 million dividend payment is expected to be made on December 2, 2022.

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

Impact of COVID-19 on Our Liquidity and Operating Performance

We continue to operate with a high level of liquidity, and as of September 30, 2022, we had cash, cash equivalents and restricted cash of $323.7 million. The COVID-19 pandemic has not impacted our credit rating to date, nor do we believe that it has materially changed our cost of capital. We believe we are able to timely service our debt obligations and will not require any concessions to do so. We believe we will have access to additional capital from a variety of sources and the public capital markets for debt and equity.

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

The spread of the Omicron variant around the world in December 2021 caused us to modify further our office environment. First, we mandated that all U.S. employees receive a COVID-19 booster vaccine no later than nine weeks after first becoming eligible for such vaccine. Second, we mandated that all U.S. employees provide proof of vaccination to us. Third, for offices around the world that had not been closed by government order, we shifted much of our workforce to fully remote status on a temporary basis at the end of 2021 in order to reduce the density of our offices. Sales representatives with less than 12 months tenure, sales representatives on performance improvement plans and their managers remained working in our offices on a full-time basis, as we believe that the training and coaching required by new and underperforming sales representatives is significantly more effective when provided in an in-office environment. In March 2022, all of our US employees returned to our offices on a full-time basis, and our employees around the world have returned to the office as and when permitted by local regulations.

Our employees have largely complied with our vaccine mandate in the United States. However, we experienced an increase in both voluntary and involuntary employee departures, particularly within our sales department, beginning in the second half of 2021 and continuing into 2022. We believe this rise in departures is attributable both to an increased focus on managing underperforming sales representatives and to the unwillingness of some employees to be vaccinated and/or to return to a full time, in-office environment. As a result of our decisions to mandate COVID vaccination and to require employees to return to our offices on a full time basis, we may find it difficult to retain existing employees or hire new employees. Further, a resurgence of COVID-19 due to immunity-resistant variants may cause employees to be more reluctant to continue in, or make new employees more reluctant to accept, a full time, in-office position due to concerns about COVID-19. If this occurs, we may experience lower sales, revenue and profitability.

We have experienced certain corporate customers taking a more cautious approach to new configurations and upgrades as well as a reduction in demand for connecting smaller satellite offices as a result of the challenges and uncertainties of the COVID-19 pandemic. We also have witnessed a deteriorating real estate market in and around the buildings we service with rising vacancy levels and falling lease initiations or renewals which resulted in fewer sales opportunities for our salesforce and a reduction in VPN opportunities. As a result, we experienced a slowdown in new sales to our corporate customers which negatively impacted our corporate revenue growth. Moreover, with the spread of the Delta variant of COVID-19 in the summer of 2021 and then the Omicron variant in December of 2021, we believe many companies delayed the return of their employees to in-office work. As the pandemic has continued, and the return of employees to their offices has been delayed, a greater number of corporate customers with contracts that reached their termination date have elected not to renew their service with us. As such, we began to see increased corporate customer turnover. We also experienced a reduction in new sales to corporate customers. While we believe that demand for office space in the buildings in which we operate will remain among the strongest in our markets, and that most employers will eventually require their employees to return to their offices, we may experience increased customer turnover, fewer upgrades of existing customer configurations and fewer new tenant opportunities. A potential resurgence of COVID-19 due to new immunity-resistant variants in the fall and winter of 2022 into 2023 could cause companies to continue to delay the return of their employees to the office, to cause companies to shift workers in the office back to remote work and to delay further opening new offices. These trends may negatively impact our revenue growth, cash flows and profitability.

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

Critical Accounting Policies and Significant Estimates

Management believes that as of September 30, 2022, there have been no material changes to our critical accounting policies and significant estimates from those listed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2021.

ITEM 3.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management believes that as of September 30, 2022, there have been no material changes to our exposures to market risk from those disclosed in Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of our annual report on Form 10-K for the year ended December 31, 2021.

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

ITEM 1A.            RISK FACTORS

Risks Relating to Our Proposed Acquisition of Sprint Communications

Regulatory approvals necessary for our acquisition of Sprint Communications may not be received, may take longer than expected or may impose conditions that are not presently anticipated or that could have an adverse effect on the combined company following closing of the acquisition.

Subject to the satisfaction of the required closing conditions, we expect the acquisition to close in the second half of 2023. Any failure to close or an extended delay in the closing may have an adverse effect on us.

Our acquisition of Sprint Communications requires us to obtain certain regulatory approvals, waivers or consents. These regulators may impose conditions on these approvals. Such conditions could have the effect of delaying or preventing the completion of the transaction, causing us to incur additional costs or limiting the competitive position of the combined company following the transaction. Any of these conditions might have an adverse effect on the combined company following the transaction. Additionally, any delay in closing may adversely affect our business, the business of Sprint Communications or the business of the combined company, including an adverse effect on Sprint Communications’ ability to retain key employees during the transition period or on Sprint Communications’ relationship with its customers or vendors if such parties attempt to terminate, or negotiate changes in, their existing business relationships, consider entering into business relationships with competitors of Sprint Communications or otherwise delay or defer decisions concerning their business with Sprint Communications.

We may not realize the anticipated benefits of the acquisition of Sprint Communications, and the integration of Sprint Communications may disrupt our business and management.

In September 2022, we announced our acquisition of Sprint Communications. The success of our acquisition of Sprint Communications, including the realization of anticipated benefits and cost savings, will depend, in part, on our ability to successfully combine our business and the Sprint Communications’ business The integration may be more difficult, costly or time consuming than expected. The integration process involves numerous risks. These risks include:

●	inability to achieve the financial and strategic goals for the acquired and combined businesses;
●	inability to achieve the projected cost savings for the acquired and combined businesses;
●	difficulty in, and the cost of, effectively integrating the operations, technologies, products or services, and personnel of the acquired business;
●	entry into markets in which we have minimal prior experience and where competitors in such markets have stronger market positions;

●	disruption of our ongoing business and distraction of our management and other employees from other opportunities and challenges;
●	inability to retain personnel of the acquired business;
●	inability to retain key customers, vendors and other business partners of the acquired business;
●	inability to take advantage of anticipated tax benefits;
●	incurring acquisition-related costs or amortization costs for acquired intangible assets that could impact our operating results;
●	elevated delinquency or bad debt write-offs related to receivables of the acquired business we assume;
●	difficulty in maintaining internal controls, procedures and policies during the transition and integration;
●	impairment of our relationships with employees, customers, partners, distributors or third-party providers of our technologies, products or services;
●	failure of our due diligence processes to identify significant problems, liabilities or other challenges of the acquired company or technology;
●	exposure to litigation or other claims in connection with, or inheritance of claims or litigation risk as a result of, the acquisition, such as claims from terminated employees, customers, or other third parties;
●	inability to conclude that our internal controls over financial reporting are effective;
●	delay in customer purchasing decisions due to uncertainty about the direction of our product and service offerings;
●	increased accounts receivables collection times and working capital requirements associated with acquired business models; and
●	incompatibility of business cultures.

If we experience difficulties during the integration process and are unable to integrate the acquired business successfully or in a timely manner, we may not realize the benefits of the acquisition to the extent anticipated. These integration matters could have an adverse effect on us during the transition period and on the combined company for an undetermined period after completion of the acquisition of Sprint Communications.

Except as set forth herein, management believes that as of September 30, 2022, there have been no material changes to our risk factors from those disclosed in Item 1A “Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2021.

ITEM 2.              UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Board of Directors has authorized a plan to permit the repurchase of our common stock in negotiated and open market transactions through December 31, 2023. We may purchase shares from time to time depending on market, economic, and other factors. There were no purchases of shares of our common stock during the third quarter of 2022.

ITEM 6.              EXHIBITS.

(a)	Exhibits

Exhibit Number	Description
2.1*

Membership Interest Purchase Agreement, dated as of September 6, 2022, by and among Cogent Infrastructure, Inc., Sprint LLC and Sprint Communications LLC (previously filed as Exhibit 2.1 to our Current Report on Form 8-K, filed on September 7, 2022 and incorporated herein by reference).

10.1

Guaranty, dated as of September 6, 2022, by and between Cogent Communications Holdings, Inc. and Sprint LLC. (previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on September 7, 2022 and incorporated herein by reference).

31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer (furnished herewith)
32.2	Certification of Chief Financial Officer (furnished herewith)
101.1

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (filed herewith).

104	Cover Page Data File (the cover page XBRL tags are embedded within the iXBRL document).

* In accordance with Item 601(a)(5) of Regulation S-K, certain schedules (or similar attachments) to this exhibit have been omitted. The Company will provide a copy of any omitted schedule to the Securities and Exchange Commission or its Staff upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 4, 2022	COGENT COMMUNICATIONS HOLDINGS, INC.

	By:	/s/ David Schaeffer
		Name:	David Schaeffer
		Title:	Chief Executive Officer

Date: November 4, 2022	By:	/s/ Thaddeus G. Weed
		Name:	Thaddeus G. Weed
		Title:	Chief Financial Officer and Treasurer (Principal Accounting Officer)