Form 10-K
period 2022-12-31
COGENT COMMUNICATIONS HOLDINGS, INC.
filed 2023-02-24
CIK 1158324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2022
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from to

Commission file number 000-51829

COGENT COMMUNICATIONS HOLDINGS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	46-5706863 (I.R.S. Employer Identification No.)
2450 N Street N.W. Washington, D.C. (Address of Principal Executive Offices)	20037 (Zip Code)

(202) 295-4200

Registrant’s Telephone Number, Including Area Code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered:

Common Stock, par value $0.001 per share	CCOI	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing price of $60.76 per share on June 30, 2022 as reported by the NASDAQ Global Select Market was approximately $2.6 billion.

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of January 31, 2023 was 48,299,092.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement on Schedule 14A for the registrant’s 2023 annual stockholders meeting are incorporated by reference in Part III of this Form 10-K.

COGENT COMMUNICATIONS HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2022

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K of Cogent Communications Holdings, Inc. (the “Company,” “Cogent,” “we,” “our” or “us”) may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future results and events. You can identify these forward-looking statements by our use of words such as “anticipates,” “believes,” “continues,” “expects,” “intends,” “likely,” “may,” “opportunity,” “plans,” “potential,” “project,” “will,” and similar expressions to identify forward-looking statements, whether in the negative or the affirmative, though not all forward-looking statements use these words. We cannot guarantee that we actually will achieve these plans, intentions or expectations. These forward-looking statements are subject to risks and uncertainties including those discussed in Item 1A “Risk Factors” and other factors, some of which are beyond our control, which could cause actual results to differ materially from those forecasts or anticipated in such forward-looking statements.

You should not place undue reliance on these forward-looking statements, which reflect our view only as of the date of this report. We undertake no obligation to update these statements or publicly release the result of any revisions to these statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

PART I

ITEM 1. BUSINESS

We are a facilities-based provider of low-cost, high-speed Internet access, private network services, and data center colocation space. Our network is specifically designed and optimized to transmit packet switched data. We deliver our services primarily to small and medium-sized businesses, communications service providers and other bandwidth-intensive organizations in 51 countries across North America, Europe, Asia, South America, Oceania and Africa. We are a Delaware corporation, and we are headquartered in Washington, DC.

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

We provide our on-net Internet access and private network services to our corporate and net-centric customers. Our corporate customers are located in multi-tenant office buildings (“MTOBs”) and typically include law firms, financial services firms, advertising and marketing firms, as well as health care providers, educational institutions and other professional services businesses. Our net-centric customers include bandwidth-intensive users that leverage our network to either deliver content to end users or to provide access to residential or commercial Internet users. Content delivery customers include over the top (“OTT”) media service providers, content delivery networks, web hosting companies, and commercial content and application software providers. Our net-centric customers include 7,792 access networks comprised of other Internet service providers (“ISPs”), telephone companies, mobile phone operators and cable television companies that collectively provide internet access to a substantial number of broadband subscribers and mobile phone subscribers across the world. These net-centric customers generally receive our services in carrier neutral colocation facilities and in our data centers. We operate data centers throughout North America and Europe that allow our customers to collocate their equipment and access our network.

In addition to providing our on-net services, we provide Internet access and private network services to customers that are not located in buildings directly connected to our network. We provide these off-net services primarily to corporate customers using other carriers’ circuits to provide the “last mile” portion of the link from the customers’ premises to our network.

We also provide certain non-core services as a result of certain acquisitions. We continue to support but do not actively sell these non-core services. We expect revenue from non-core services to continue to decline or to remain flat.

Acquisition of Sprint Communications

On September 6, 2022, Cogent Infrastructure, Inc., a Delaware corporation (the “Buyer”) and a wholly owned subsidiary of the Company, entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with Sprint Communications LLC, a Kansas limited liability company (“Sprint Communications”) and an indirect wholly owned subsidiary of T-Mobile US, Inc., a Delaware corporation (“T-Mobile”), and Sprint LLC, a Delaware limited liability company and a direct wholly owned subsidiary of T-Mobile (the “Seller”), pursuant to which the Company will acquire the U.S. long-haul fiber network (including the non-U.S. extensions thereof) of Sprint Communications and its subsidiaries (the “Wireline Business”). The Purchase Agreement provides that, upon the terms and conditions set forth therein, the Company will purchase from the Seller all of the issued and outstanding membership interests of a Delaware limited liability company that holds Sprint Communications’ assets and liabilities relating to the Wireline Business (such transactions contemplated by the Purchase Agreement, collectively, the “Transaction”). In connection with our pending acquisition of the Wireline Business, we will begin to provide optical wavelength services over our fiber network. We will sell these wavelength services to our existing customers, customers of Sprint Communications and to new customers who require dedicated optical transport connectivity without the capital and ongoing expenses associated with owning and operating network infrastructure.

Competitive Advantages

We believe we address many of the data communications needs of small and medium-sized businesses, communications service providers and other bandwidth-intensive organizations by offering them high-quality, high-speed Internet access and private network services at attractive prices. After our acquisition of the Wireline Business we will be offering services to larger enterprise customers. We believe that our organization has the following competitive advantages:

Low Cost of Operation: We believe that the wireline telecom industry is undergoing, and will continue to face, significant price deflation for its applications and services. This price deflation is a result of a variety of factors including increased competition, enhanced substitutability of certain products and services and the continued impact of Moore’s Law, which has driven down the cost of technology, particularly for fiber optic Wavelength Division Multiplexing (“WDM”) equipment and optically interfaced routers. Faced with the backdrop of continued price deflation in our industry, we have made a series of discreet choices around our network design, operating strategy and product offerings that are consistent with our objective of becoming the low cost operator in our industry. Since our initiation of operations, this strategy has resulted in a rapid decline in our cost to transmit bits, which has increased our margins and decreased our capital intensity as measured by our capital expenditures per total revenues. Over the last five fiscal years, our cost of goods sold per bit delivered for our customers has declined at a compounded annual rate of 21.0%. Important components of our low cost operating strategy include:

●	One Network Protocol. Upon our founding, we selected to operate our network solely using Ethernet protocol. We made this selection in order to take advantage of the significantly greater installed base and lower cost of Ethernet network equipment versus other protocols, the substantially lower costs associated with operating and maintaining one network protocol and the continued benefits of the rapid price performance ratio improvements of Ethernet-related equipment. Our single network design allows us to avoid many of the costs that our competitors who operate circuit-switched, TDM and hybrid fiber coaxial networks incur related to provisioning, monitoring and maintaining multiple transport protocols. Selecting one operating protocol has also had positive effects in terms of our operating overhead and the simplicity of our organization. We believe the vast majority of our competition currently operates their networks with multiple protocols and we believe that attempts to upgrade their networks to one protocol would be operationally challenging and costly.
●	Widespread Access to Fiber on a Cost Effective, Long-Term Basis. We have acquired a large portfolio of dark fiber leases from around the world sourced from the excess inventory of existing networks. This choice to lease rather than build reduces our capital intensity and the operating costs of our intercity and metro networks. The nature of this portfolio and the individual leases provide us long-term access to dark fiber at attractive rates and the opportunity in many cases to extend these leases for multiple terms. On average, a modest number of our dark fiber leases come up for renewal each year. We have relationships with 308 dark fiber vendors across the globe, enabling us to lease dark fiber on a long-term, cost-effective basis to virtually any geographic route or facility we require.
●	Narrow and Focused Product Set. Since our founding, we have strategically focused on delivering a very narrow product set to our customers. The vast majority of our revenue is driven or related to our high-capacity, bi-directional, symmetric internet access services which can be accessed on-net in MTOBs and carrier neutral data centers (“CNDCs”) or off-net through other carriers’ “last mile” connections to customer facilities. There are significant cost advantages as a result of this narrow product set. We believe that the relative size of our salesforce training, support and overhead is lower than comparable telecom providers which tend to offer a broader, one-stop shop product set to their client base.
●	Scalable Network Equipment and Hub Configurations. Due to our single network protocol and narrow product set, our transmission and network operations rely mainly on two sets of equipment for operation. In order to further scale our operating leverage, we have systematically reused older equipment in less dense portions of our network. Due to interoperability between the generations of products, we are able to transfer older equipment from our core, high-traffic areas to newer, less congested routes. The result of this dynamic grooming process is that we are able to utilize our equipment for materially longer time frames than the expected life of this equipment, thereby reducing our capital investment in our network. We design and build all of our network hubs to the same standards and configurations. This replication strategy provides us scale benefits in equipment purchases, training, and maintenance.

Greater Control and Superior Delivery. Our on-net service does not rely on circuits that must be provisioned by a third-party carrier. In our on-net MTOBs we provide our customers the entire network, including the “last mile” and the in-building wiring connecting to our customer’s suite. In our CNDCs we are collocated with our customers. As a result, only a cross-connection within the data center is required to provide our services to our customers. The structure of our on-net service provides us more control over our service, quality and pricing. It also allows us to provision services more quickly and efficiently than provisioning services on a third-party carrier network. The vast majority of our on-net services can be installed in less than two weeks, which is materially faster than the installation times for some of our incumbent competitors.

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

Large Addressable Market. We have systematically evaluated and chosen our network extensions to buildings, data centers and markets based upon a rigorous set of criteria to evaluate the economic opportunity of network locations. Additional factors relevant to our pursuit of new buildings include the willingness of building owners to grant us access rights, the availability of optical fiber networks to serve those buildings, the costs to connect buildings to our network and equipment availability. We have also begun to evaluate the sustainability of new locations by evaluating the LEED Green Rating of Buildings, the potential to source renewable energy at potential locations and the potential impact of climate change on a location including access to water and the risk of flooding. Our network is connected to 3,155 total buildings located in 219 metropolitan markets. These buildings include 1,837 large MTOBs (totaling 1.0 billion square feet of office space) in major North American cities where we offer our services to a diverse set of high-quality corporate customers within close physical proximity of each other. These buildings also include 1,458 CNDCs located in 1,264 buildings in North America, Europe, Asia, South America, Oceania and Africa where our net-centric customers directly interconnect with our network. We also operate 54 of our own data centers across the United States and in Europe, which comprise over 606,000 square feet of floor space and are directly connected to our network. Our anticipated acquisition of the Wireline Business will add approximately 45 data centers to our network. We believe that these network points of presence strategically position our network to attract high levels of Internet traffic and maximize our revenue opportunities and profitability.

Balanced, High-Traffic Network. Since its inception, our network has grown significantly in terms of its geographic reach, customer connections, and traffic. We currently serve 7,792 access networks as well as numerous large and small content providers and 44,844 corporate customer connections. As a result of these growing bases of customers who distribute (content providers) and receive (access networks) content on our network, we believe that the majority of all the traffic remains “on-net” by both originating and terminating on our network. This control of traffic is an important differentiator as it increases our service reliability and speed of traffic delivery. The increasing share of traffic delivered from content providers to access networks also enhances our margins as we are compensated by both the originating customer and terminating customer. The breadth of our network, extensive size of our customer base, and the volume of our traffic enables us to be one of a handful of Tier 1 networks that are interconnected on a settlement-free basis. This Tier 1 network peering status broadens our geographic delivery capability and materially reduces our network costs.

Proven and Experienced Management Team. Our senior management team is composed of seasoned executives with extensive expertise in the telecommunications industry as well as knowledge of the markets in which we operate. The members of our senior management team have an average of over 20 years of experience in the telecommunications industry and many have been working together at the Company for several years. Several members of the senior management team have been working together at the Company since 2000. Our senior management team has designed and built our network and, during our formative years, led the integration of network assets we acquired through 13 significant acquisitions, excluding the pending acquisition of the Wireline Business, and managed the expansion and growth of our business. We anticipate that our management team will successfully manage the integration of the Wireline Business into our current operations.

Our Strategy

We intend to become the leading provider of high-quality, high-speed Internet access and private network services and to continue to improve our profitability and cash flow. The principal elements of our strategy include:

Grow our Corporate Customer Base. Our on-net corporate customers are typically small to medium-sized businesses connected to our network through MTOBs or connected to our network through one of our CNDCs. We generally sell two types of services to our corporate customers: dedicated internet access and private network services. We typically sell dedicated internet access at the same price per connection as our competitors, but our customers benefit from our significantly faster speeds and rapid installation times. These customers are increasingly integrating off-site data centers and cloud services into their IT infrastructure in order to take advantage of the safety, security and redundancy that is offered by locating company processing power, storage and software at a data center. An important part of this new infrastructure is a high-speed, dedicated internet connection from the corporate premises to the data center and the Internet and from one corporate premises to another corporate premises. We believe that the importance of data centers will increasingly lead tenants to reconfigure their communications infrastructure to include dedicated internet access across their locations. After our acquisition of the Wireline Business we will be offering services to larger enterprise customers.

Increase our Share of the Net-Centric Market. We are currently one of the leading providers of high-speed internet access to a variety of content providers and access networks across the world. We intend to further load our high-capacity network as a result of the growing demand for high-speed internet access generated by these types of bandwidth-intensive applications such as over-the-top (“OTT”) media services, online gaming, video, Internet of Things (“IoT”), voice over IP (“VOIP”), remote data storage, and other services. We expect that we will continue to grow our shares of these segments by offering our customers a series of attractive features including:

●	Geographic breadth – We have the broadest CNDC footprint in the industry and currently offer network services in 51 countries – as net-centric customers seek a more international audience this footprint is a significant advantage;
●	High capacity and reliability – We offer 100 Mbps to 100 Gbps ports in all of the CNDCs and 400 Gbps in selected locations on our network, which differentiates the capacity choices we provide our net-centric clients;
●	Balanced customer base – Our leading share of content providers and access networks increases the amount of traffic that originates and terminates on our network thereby reducing latency and enhancing reliability;
●	Large and dedicated salesforce – Our team of 216 net-centric sales professionals is one of the largest salesforces in this industry segment and enables us to better serve this customer segment while also identifying new sales opportunities and gaining new business and customers.
●	The customers of the Wireline Business will include a number of large enterprise customers, a type of customer that we have not traditionally served.

Develop a Worldwide Peering Platform. In late 2020 we introduced a new product, Global Peer Connect, targeted at the growing demand for certain net-centric customers to dynamically peer traffic anywhere on our global platform. Our Global Peer Connect product provides access to our Global Peer Exchange which is a worldwide connectivity platform for the exchange of peering traffic destined for the Internet. Similar product offerings in the marketplace offer a materially smaller geographic footprint configuration and require a higher fixed cost for customers. We currently serve over 400 connections via our Global Peer Exchange.

Pursue On-net Customer Growth. Our high-capacity network provides us with the ability to add a significant number of customers to our network with minimal direct incremental costs. We intend to increase usage of our network and operational infrastructure by adding customers in our existing on-net buildings, as well as developing additional markets and connecting more MTOBs and CNDCs to our network. We emphasize our on-net services because they generate greater profit margins and we have more control over service levels, quality and pricing, and our on-net services are provisioned in considerably less time than our off-net services. Our fiber network connects directly to our on-net customers’ premises and we pay no local access (“last mile”) charges to other carriers to provide our on-net services.

Continue to Improve our Sales Efforts and Productivity. A critical factor in our success has been our investment and focus on our sales and marketing efforts. We seek to maintain a consistent level of sales productivity as measured by the number of connections sold per salesperson per month, taking into account adjustments to the changing mix of products sold and installed. In order to gain market share in our targeted businesses, we expect to continue our sales efforts including introducing strategies and tools to optimize and improve our sales productivity. We have developed several training programs that are directed toward increasing our sales representative tenure and increasing our sales representative productivity.

Expand our Off-net Corporate Internet Access Business. We have agreements with over 500 national and international carriers providing us last mile network access to over 4 million commercial buildings that are lit by fiber optic cable across North America and that are not currently served by our network. We believe these agreements broaden our addressable market for corporate dedicated internet access and enhances our competitive position through the ability to provide enterprise-wide connectivity for corporate customers. In order to take advantage of this large set of commercial buildings we have developed an automated process to enable our salesforce to identify opportunities in the off-net market for dedicated internet access and to quickly offer pricing proposals to potential customers. We continue to negotiate reduced pricing under our numerous carrier agreements that enable us to reduce our cost of off-net services which enhances our competitive position in the marketplace.

Expand our Product Offerings to Include Wavelength and Optical Transport Services. In connection with our pending acquisition of the Wireline Business of Sprint Communications, we will begin to provide optical wavelength and optical transport services, initially in the United States, over our fiber network. We will sell these services to our existing customers, customers of Sprint Communications and to new customers who require dedicated optical transport connectivity without the capital and ongoing expenses associated with owning and operating network infrastructure.

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

Our network is comprised of 3,155 buildings which are on-net and we serve 219 metropolitan markets in North America, Europe, Asia, South America, Oceania and Africa. Important strategic components of our network include:

●	1,837 MTOBs strategically located in commercial business districts;
●	1,458 CNDCs located in 1,264 buildings offering our customers the largest portfolio of CNDCs of any carrier;
●	54 Cogent Data Centers;
●	1,120 intra-city networks, or rings, consisting of 42,491 fiber miles and 17,616 fiber route miles;
●	an inter-city network of 61,292 terrestrial fiber route miles; and
●	197 high-capacity transoceanic circuits that connect the North American, European, Asian, South American, Oceanic and African portions of our network.

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

Inter-city Network.

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

Multi-Tenant Office Buildings (“MTOBs”). We have network access to a portfolio of 1,837 MTOBs which provide us access to a highly attractive base of bandwidth intensive tenants. In MTOBs where we provide service to multiple tenants, we connect our routers to a cable typically containing 12 to 288 optical fiber strands that run from our equipment that is generally located in the basement of the building through the building riser to the customer location. Our service is initiated by connecting a fiber optic cable from our customer’s local area network in their suite to the infrastructure in the building riser giving our customer dedicated and secure access to our network using an Ethernet connection. We believe that Ethernet is the lowest cost network connection technology and is almost universally used for the local area networks that businesses operate.

Carrier Neutral Data Centers (“CNDCs”). Our network is collocated in and can provide connectivity to customers in 1,458 CNDCs located in 1,264 buildings across our footprint. CNDCs are an integral component of the Internet infrastructure where content providers, application service providers, carriers and corporate customers locate their server and service infrastructure. CNDCs offer highly reliable, secure, cost effective and convenient space for these operators to access important services including connectivity, power, rack space and security all on a 24-hour basis in order to support their Internet activities, and after our anticipated acquisition of the Wireline Business, wavelength services. We believe we are connected to more CNDCs than any other IP transit provider, enabling us to offer greater coverage, more network configuration choices and increased reliability for our net-centric customers.

Cogent Data Centers. We operate 54 data centers across the United States and in Europe. These facilities comprise over 606,000 square feet of floor space and are directly connected to our network. Each location is equipped with secure access, uninterruptable power supplies (“UPS”), and backup generators. Our customers typically purchase bandwidth, rack space, and power within these facilities.

Internetworking. The Internet is an aggregation of interconnected networks. Larger ISPs exchange traffic and interconnect their networks by means of direct private connections referred to as private peering. We interconnect with the networks of our customers, which represents the majority of our interconnections and network traffic, through the sale of our transit services. We currently interconnect with 7,769 networks who pay to exchange traffic with us as customers. We supplement our customer network interconnections with settlement-free peering to our non-customer ISPs. We have settlement-free private peering interconnections between our network and 23 other major ISPs who are not our customers.

Tier 1 ISP Status. We directly connect with 7,792 total networks. As a result of the size and breadth of our customer base and the extensive footprint and scale of our network we are a Tier 1 ISP. We currently exchange traffic with 23 other Tier 1 ISPs on a settlement free basis. The remaining networks are customers whom we charge for Internet access. We believe our standing as a Tier 1 ISP provides us with a reputation for size, breadth and reliability. These relationships also reduce our cost of operating the network versus non-Tier 1 ISP peer networks who must compensate other networks in order to deliver a significant portion of their traffic. Peering agreements between ISPs enable them to exchange traffic.Without settlement-free peering agreements, each ISP backbone would have to buy Internet access from every other ISP backbone in order for its customer’s traffic to reach and be received from customers of other ISP backbones. We are considered a Tier 1 ISP with a large customer base and, as a result, we have settlement-free peering arrangements with other providers with which we wish to peer. We do not purchase transit services or paid peering to reach any portion of the Internet. This allows us to exchange traffic with those ISPs without payment by either party. In such arrangements, each party exchanging traffic bears its own cost of delivering traffic to the point at which it is handed off to the other party. We do not treat our settlement-free peering arrangements as generating revenue or expense related to the traffic exchanged. We do not sell or purchase paid peering on our transit network.

Network Management and Customer Care. Our primary network operations centers are located in Washington, D.C. and Madrid, Spain. These facilities provide continuous operational support for our network. Our network operations centers are designed to immediately respond to any problems in our network. Our customer care call centers are located in Washington, D.C., Herndon, Virginia, Madrid, Spain, Paris, France, and Frankfurt, Germany. To ensure the quick replacement of faulty equipment in the intra-city and long-haul networks, we have deployed field engineers across North America and Europe. In addition, we have maintenance contracts with third-party vendors that specialize in maintaining optical and routed networks. In connection with our acquisition of the Wireline Business we will be adding network operations centers in Kansas City, Kansas, Atlanta, Georgia, Dallas, Texas and Orlando, Florida.

Our Customers

We offer our high-speed Internet access and IP connectivity services to two sets of customers: corporates customers, which primarily include small and medium-sized businesses located in North America, and net-centric customers, which include, content providers, applications service providers and access networks, comprised of ISPs, cable operators, mobile operators and phone companies located in North America, Europe, Asia, South America, Oceania and Africa.

Our corporate customers primarily purchase direct internet access from us on-net in MTOBs and CNDCs or off-net through other carriers’ “last mile” connections to those customer facilities in metropolitan markets in North America. This service enables these customers to access the Internet with a high-speed, bi-directional, symmetric circuit with a very high degree of reliability and 100% access to that contractual capacity at all times. Depending upon the geographic breadth of our customers’ footprint and their communications requirements, we also sell these corporate customers private network services. Private network services provide connectivity on a point to point or point to multi-point basis. This service allows customers to connect geographically dispersed local area networks in a seamless manner. We primarily offer these corporate customers speeds ranging from 100 Mbps per second to 1 Gbps per second and in some cases up to 10 Gbps per second. The continued growth in demand for increased bandwidth has led to a rapid shift towards higher capacity circuits.

We have agreements with multiple national, international and regional carriers providing us “last mile” network access to over 4 million buildings across North America that are not currently served by our network. We believe these agreements broaden our addressable market for corporate dedicated internet access and VPN services and enable us to better leverage the skills and capacity of our direct salesforce. As our sales of off-net services has increased, the pricing in our carrier agreements has commensurately decreased in light of our increased volume.

Our net-centric customers purchase IP connectivity and other services in our 1,458 CNDCs as well as our 54 data centers for a total of 1,512 data centers. We support these services in 219 metropolitan markets in 51 countries across the world. These bandwidth intensive organizations typically purchase circuits ranging from 10 Gbps up to 400 Gbps, designed to provide them high-speed, bi-directional, symmetric circuits with a high degree of reliability and 100% access to the contractual capacity at all times. In addition to contractual capacity, certain net-centric customers also purchase metered service that enables customers to pay for actual volume of bits delivered on a per bit per second basis. We also offer a burst product that allows net-centric customers to utilize capacity when they exceed their contractual capacity. The per bit charge for this burst capacity typically exceeds the rate for contractual services. Overall, we believe that, on a per megabit basis, our service offering is one of the lowest priced in the marketplace. We also offer colocation services in our data centers. This service offers Internet access combined with rack space and power in our facilities, allowing the customer to locate a server or other equipment at that location and connect to our Internet access service.

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

Workforce.

As of December 31, 2022, we had 1,076 employees located in 16 different countries in a variety of different roles. Approximately 82.2% of our employees are located in the United States and Canada, 16.8% are located in Europe and 0.9% are located in Asia. As of December 31, 2022, 51% of our employees were quota-bearing sales representatives, 14% were in sales management or sales support roles and 35% were in operational or administrative functions. Unions represent 27 of our employees in France. The employees of the Wireline Business that operates in Germany are governed by a works council. We believe that we have a satisfactory relationship with our employees.

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

Our sales and marketing organization comprises 66% of our employees and our sales representatives comprise 51% of our employees. For the year ending December 31, 2022, we averaged a 5.8% monthly churn rate within our sales representatives. This churn was caused primarily by failures to meet sales performance goals as well as departures precipitated, we believe, by our decision to require all employees to adhere to a full-time, in office work environment as well as a tightening labor market creating increased competition when hiring. During 2022, we hired 401 new sales representatives and ended the year with 548 sales representatives, a net increase of 58 sales representatives from our total sales representatives at the beginning of 2022. Our ability to recruit and retain all of our employees depends on a number of factors, including professional development, compensation and benefits, and employee engagement.

Professional Development. We recognize the importance of retaining our sales personnel, and we continually strive to improve the performance of our sales personnel to reduce turnover. To that end, we have invested heavily in professional development as a means for improving performance.

As part of our commitment to professional development, we established a sales training and enablement department that provides both online and in-person training. Our 13 regional learning managers and management development trainers are located around the world and are available for intensive, in-person group training as well as individual training with sales representatives who may need extra assistance. In 2022, our average ratio of sales representatives with less than 12 months of tenure to regional learning managers was 21 to 1.

Our training group includes two additional trainers dedicated exclusively to training sales management, one technical trainer and one on-line curriculum trainer. Our trainers also conduct training at our annual sales meeting, during which our entire sales force gathers to learn new skills and reinforce existing skills.

All sales personnel receive four weeks of live, interactive training during their first month, which focuses on developing both general and Cogent-specific sales skills. New sales personnel are also encouraged to, and rewarded for, completing a self-paced, online curriculum led by their manager during their first six months. Both recent and tenured sales personnel have access to online, on-demand training modules and the opportunity to obtain certification in specialized services. Our CEO addresses each new hire class in an interactive training session.

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

Health and Safety. The health and safety of our employees is of utmost important to us, and we take all necessary precautions to safeguard our employees. While nearly all of our employees work solely in office environments, for our field personnel, we provide safety gear as appropriate given employee job duties. With respect to our decision to require all employees to work in an in-office environment, we continue to mandate that all employees in the United States and Canada, except those with legal exemptions, be vaccinated against the against the COVID-19 virus.

Sales and Marketing

Direct Sales. We employ a direct sales and marketing approach. As of December 31, 2022, our sales force included 698 full-time employees. Our quota bearing sales force includes 548 employees with 332 employees focused primarily on the corporate market and 216 employees focused primarily on the net-centric market. As of December 31, 2021, our sales force included 633 full-time employees including 490 quota bearing sales force employees with 283 employees focused primarily on the corporate market and 207 employees focused primarily on the net-centric market. Our sales personnel work through direct contact with potential customers in, or intending to locate in, our on-net buildings. Through agreements with building owners, we are able to initiate and maintain personal contact with our customers by staging various promotional and social events in our MTOBs and CNDCs. Sales personnel are compensated with a base salary plus quota-based commissions and incentives. We use a customer relationship management system to efficiently track sales activity levels and sales productivity.

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

We believe that competition is based on many factors, including price, transmission speed, ease of access and use, length of time to provision service, breadth of service availability, reliability of service, customer support, billing simplicity and brand recognition. Because our fiber optic networks have been recently installed compared to those of the incumbent carriers, our state-of-the-art technology may provide us with cost, capacity, and service quality advantages over some existing incumbent carrier networks; however, our network may not support some of the services supported by these legacy networks, such as circuit-switched voice, ATM, MPLS, frame relay, wireless and shared hybrid fiber coax networks. While the Internet access speeds offered by traditional ISPs serving MTOBs using DSL or cable modems typically do not match our on-net offerings in terms of throughput or quality, these slower services are usually priced lower than our offerings and thus provide competitive pressure on pricing, particularly for more price-sensitive customers. These and other downward pricing pressures particularly CNDCs have diminished, and may further diminish, the competitive advantages that we have enjoyed as the result of the pricing of our services. Increasingly, traditional ISPs are upgrading their services using optical fiber and cable technology so that they can match our transmission speed and quality.

Regulation

Our services are subject to the regulatory authority of various agencies in the jurisdictions in which we operate. As a provider of only Internet access and private networks to businesses, regulation is generally not significant. This benefits us in that we have flexibility in offering our services and ease of entry into new markets. However, this level of regulation generally extends to our competitors, some of whom are incumbent telephone and cable companies with whom we need to interconnect and from whom we acquire circuits for our off-net services. The extent of regulation can change. For example, in 2017, the U.S. Federal Communications Commission (“FCC”) rescinded regulations applicable to mass market Internet access providers. In all jurisdictions regulations continue to evolve. We also enter into new markets with their own regulations. The regulations with which we need to comply include obtaining the proper licenses to provide our services, data privacy, and interception of communications by law enforcement, blocking of websites, net-neutrality in California and other states in the U.S. and other regulations. We believe that we comply with all regulations in the jurisdictions in which we operate.

The laws related to Internet telecommunications are unsettled and there may be new legislation and court decisions that may affect our services and expose us to burdensome requirements and liabilities.

Available Information

We maintain an Internet website at www.cogentco.com. We make available free of charge through our Internet website our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. The reports are also made available through a link to the SEC’s Internet website at www.sec.gov. You can find these reports and request a copy of our Code of Conduct on our website at www.cogentco.com under the “About Cogent” tab at the “Investor Relations” link.

ITEM 1A. RISK FACTORS

Market Risks

The COVID-19 pandemic has had, and may continue to have, an adverse impact on our business, financial condition and results of operations.

We offer our services in 51 countries, most of which were significantly impacted by the COVID-19 pandemic. The extent of the impact of the COVID-19 pandemic on our business and financial results will continue to depend on numerous evolving factors that we are not able to accurately predict and which will vary by market. Such future uncertain and unpredictable developments include the ultimate duration and scope of the pandemic, the rise and spread of new COVID-19 variants, the availability and efficacy of vaccines and therapeutic treatments and the willingness of the public to accept such vaccines and treatments, governmental actions that have been taken, or may be taken in the future, in response to the pandemic, and global economic conditions during and after the pandemic.

Approximately 57.1% of our revenue for the year ended December 31, 2022 was from our corporate customers. Corporate customers are located in MTOBs, almost exclusively in the United States and Canada. Authorities in many of these markets implemented numerous measures in response to the pandemic, such as travel bans and restrictions, quarantines, curfews, shelter-in-place and stay-at-home orders and business shutdowns and closures, and also implemented multi-step polices with the goal of re-opening these markets. While many of these measures have been lifted, the business shutdowns and closures due to the COVID-19 pandemic and the accompanying shift to remote or hybrid work schedules continues to have an impact on business activity in the central business districts in which many of our MTOBs are located. This lingering impact and the impact of any new mandates, restrictions, laws or regulations could have a material adverse impact on our operations and the operations of our customers or others with whom we do business.

In addition, a significant number of our corporate customers have continued remote work policies instituted at the beginning of the COVID-19 pandemic, slowed the pace of opening new offices and closed offices due to global economic conditions. We believe the rapid spread of the Delta and Omicron variants during 2021 influenced corporate customers to delay or rescind their plans to end their remote work policies. In addition, the prevalence of hybrid or fully remote work environments during the pandemic has caused some companies to transition to such environments on a permanent basis, and we do not know what impact this may have on demand for commercial office space and for our services. As a result, through much of 2022, we saw corporate customers continue to take a cautious approach to adding new services and upgrading existing services as well as reduced demand for connecting smaller satellite offices. Since the beginning of the pandemic, we have experienced a deteriorating real estate market in the buildings we serve. Vacancy rates for many of our MTOBs have risen as a result of many tenants terminating leases and exiting buildings and as a result of lower new leasing activity. The impact of this greater level of vacancy rates was more pronounced in Northern cities and in the California market and less impactful in our Southern markets.

In addition, the shift of our office workers working remotely at certain times during the past few years has amplified certain risks to our business, including increased demand on our information technology resources and systems, increased phishing and other cybersecurity attacks as cybercriminals try to exploit the uncertainty surrounding the COVID-19 pandemic, and an increase in the number of points of potential attack, such as laptops and mobile devices (both of which are now being used in increased numbers), to be secured. Any failure to effectively manage these risks, including to timely identify and appropriately respond to any cyberattacks, may adversely affect our business.

We may find it difficult to retain existing employees or to hire new employees because we have required all employees to return to the office on a full-time basis and in the United States to receive the COVID-19 vaccine and boosters.

In the second half of 2021, we notified our employees worldwide that they would be required to return to the office on a full-time basis when permitted by local regulations. For employees in the United States, our return to office began in September 2021. As other countries relaxed their COVID regulations, our employees in those countries returned to the office as well. . Except for a brief period at the beginning of 2022 when we temporarily shifted a portion of our workforce to remote work, by the end of the spring of 2022, the overwhelming majority of all employees were working full-time in our offices.

In August 2021, we also notified employees in the United States that they would be required to attest that they were fully vaccinated against the COVID-19 virus unless they received a medical or religious exemption. We subsequently mandated that all U.S. employees receive a COVID-19 booster vaccine no later than six weeks after first becoming eligible for such vaccine. Our employees have largely complied with our vaccine mandate in the United States.

However, we experienced an increase in employee departures, particularly within our sales department, beginning in the second half of 2021 and continuing into 2022. We believe that this rise in departures was attributable, in part, to the unwillingness of some employees to work in a full-time, in-office environment. In the United States, we believe the rise in departures was also attributable to the unwillingness of some employees to be vaccinated. If we continue to require employees to work in the office on a full-time basis and/or to mandate COVID-19 vaccinations in the United States, we may find it difficult to retain existing employees or hire new employees. Further, a resurgence of COVID-19 due to immunity-resistant variants may cause employees to be more reluctant to continue in, or make new employees more reluctant to accept, a full-time, in-office position due to concerns about COVID-19. If this occurs, this may impact our revenue growth and profitability.

We will require also that the employees of the Wireline Business also attest that they are fully vaccinated against the COVID-19 virus unless they received a medical or religious exemption. Certain of these employees are not vaccinated against the COVID-19 virus and as a result, may elect not to join our organization.

We are experiencing delays in the delivery of networking equipment and other services from certain of our vendors.

During the pandemic we experienced a slowdown in the delivery of network equipment and delays in the projected delivery time of network equipment orders, and those delays have continued to the present. In addition, we have experienced delays in the delivery of services from vendors who supply us with dark fiber or lit circuits. We believe these delays are caused by supply chain issues due to component shortages and scarcity of raw materials as well as labor shortages, and that these supply chain issues have their origin in the responses to the COVID-19 pandemic. While we believe that we can adequately manage the operation, maintenance, upgrading and growth of our network, a worsening or prolonged slowdown of the delivery of network equipment, dark fiber and lit circuits may impact our ability to expand and augment our network and service offerings. If this occurs, this may impact our revenue growth and profitability.

Our growth and financial health are subject to a number of economic risks.

A downturn in the world economy, especially the economies of North America and Europe, would negatively impact our growth. Our net-centric business would be particularly impacted by a decline in the development of new applications and businesses that make use of the Internet. Our corporate business would be particularly impacted by an increase in vacancy rates in the MTOBs that we serve. Our total revenue growth is predicated on growth in the use of the Internet that makes up for the declining prices of Internet service. An economic downturn could impact the Internet business more significantly than other businesses that are less dependent on new applications and growth in the use of those applications and less susceptible to increases in office vacancy rates resulting from the retrenchment by consumers and businesses that typically occurs in an economic downturn.

Our historical reductions in our prices are expected to continue in an inflationary economy even as our costs may increase.

Many of the regions in which we operate are experiencing an increase in inflation rates. Due to the nature of our product offerings and the industry in which we operate, which is deflationary, we may be unable to raise our prices. We expect that our historical pricing patterns will continue for the foreseeable future.

These historical pricing patterns are occurring against the backdrop of a general increase in prices due to inflation. In particular, the cost of electricity has increased greatly in all countries where we purchase power. While we have negotiated contracts that cap price increases due to inflation or that have fixed the price of electricity, we may experience increases in the costs of electricity and other services that we cannot pass on to our customers or may only be able to pass on partially to our customers. If these price increases continue, this may impact our profitability.

Events beyond our control may impact our ability to provide our services to our customers or increase the costs or reduce the profitability of providing our services.

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

Risks Relating to Our Proposed Acquisition of the Wireline Business of Sprint Communications

Regulatory approvals necessary for our acquisition of the Wireline Business of Sprint Communications may not be received, may take longer than expected or may impose conditions that are not presently anticipated or that could have an adverse effect on the combined company following closing of the Transaction.

In September 2022, we announced our acquisition of the Wireline Business of Sprint Communications. Subject to the satisfaction of the required closing conditions, we expect the Transaction to close in 2023. Any failure to close or an extended delay in closing the Transaction may have an adverse effect on us.

Our acquisition of the Wireline Business of Sprint Communications requires us to obtain certain regulatory approvals, waivers or consents. Regulators may impose conditions on these approvals. Such conditions could have the effect of delaying or preventing the completion of the Transaction, causing us to incur additional costs or limiting the competitive position of the combined company following the Transaction. Any of these conditions may have an adverse effect on the combined company following the Transaction. Additionally, any delay in closing the Transaction may adversely affect our business, the business of Sprint Communications or the business of the combined company, including an adverse effect on Sprint Communications’ ability to retain key employees during the transition period or on Sprint Communications’ relationship with its customers or vendors if such parties attempt to terminate, or negotiate changes in, their existing business relationships, consider entering into business relationships with competitors of Sprint Communications or otherwise delay or defer decisions concerning their business with Sprint Communications.

We may not realize the anticipated benefits of the acquisition of the Wireline Business of Sprint Communications, and the integration of the Wireline Business of Sprint Communications may disrupt our business and management.

The success of our acquisition of the Wireline Business of Sprint Communications, including the realization of anticipated benefits and cost savings, will depend, in part, on our ability to successfully combine our business and the Wireline Business. The integration may be more difficult, costly or time consuming than expected. The integration process involves numerous risks. These risks include:

●	inability to achieve the financial and strategic goals for the Wireline Business and the combined businesses;
●	inability to achieve the projected cost savings for the Wireline Business and the combined businesses and the resulting impact on profitability;
●	difficulty in, and the cost of, effectively integrating the operations, technologies, products or services, and personnel of the Wireline Business;
●	entry into markets in which we have minimal prior experience and where competitors in such markets have stronger market positions;
●	disruption of our ongoing business and distraction of our management and other employees from other opportunities and challenges;
●	inability to retain personnel of the Wireline Business;
●	inability to retain key customers, vendors and other business partners of the Wireline Business or to migrate customers from legacy services;
●	any non-occurrence of anticipated tax benefits;
●	incurring acquisition-related costs or amortization costs for acquired intangible assets that could impact our operating results;
●	elevated delinquency or bad debt write-offs related to receivables of the Wireline Business we assume;
●	difficulty in maintaining internal controls, procedures and policies during the transition and integration;
●	impairment of our relationships with employees, customers, partners, distributors or third-party providers of our technologies, products or services;
●	failure of our due diligence processes to identify significant problems, liabilities or other challenges of the Wireline Business or technology;
●	exposure to litigation or other claims in connection with, or inheritance of claims or litigation risk as a result of, the Transaction, such as claims from terminated employees, customers, or other third parties;
●	inability to conclude that our internal control over financial reporting is effective;
●	delay in customer purchasing decisions due to uncertainty about the direction of our product and service offerings;
●	increased accounts receivables collection times and working capital requirements associated with business models of the Wireline Business; and
●	incompatibility of business cultures.

If we experience difficulties during the integration process and are unable to integrate the Wireline Business successfully or in a timely manner, we may not realize the benefits of the Transaction to the extent anticipated. These integration matters could have an adverse effect on us during the transition period and on the combined company for an undetermined period after completion of the Transaction.

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

The customers of the Wireline Business include a number of large enterprise customers, a type of customer that we have not traditionally served. We may encounter difficulties retaining such customers or in converting such customers from their legacy services to newer technologies. Our inability to retain such customers or are unable to convert them to our services, could impair our growth, cash flow and profitability.

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

Through much of 2021 and 2022, we saw corporate customers continue their remote work policies and take a cautious approach to new services and upgrades, as well as a reduced demand for connecting smaller satellite offices. We also witnessed a deteriorating real estate market in and around the buildings we service, with rising vacancy levels and falling lease initiations or renewals resulting in fewer sales opportunities for our salesforce. As a result, we experienced a slowdown in new sales to our corporate customers which negatively impacted our corporate revenue growth. If, after the end of the COVID-19 pandemic, a significant number of our corporate customers or potential customers decide to retain remote work policies, we may experience increased customer turnover, fewer upgrades of existing customer configurations and fewer new tenant opportunities. These trends may negatively impact our revenue growth, cash flows and profitability.

Lower vacancy rates as a result of diminished lease terminations and increased leasing and subleasing activity will be a key factor in driving renewed growth in our corporate business.

During the pandemic, we saw increasing vacancy rates in many of our buildings due to higher lease terminations and lower leasing activity. This reduction in tenancy levels was particularly challenging in our Northern and Californian markets. As a result, our level of activity in our corporate business has been adversely affected. In order to see a growing level of corporate activity, we believe there will need to be an improvement in the tenancy levels of our buildings through a reduction in tenant exits and increased leasing activity.

Our business and operations are growing rapidly, and we may not be able to efficiently manage our growth.

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

In the fall of 2021, we began to implement an in-office work policy designed to return the vast majority of our employees to an in-office work environment. Except for a brief return to remote work at the beginning of 2022 for a portion of our workforce, we have maintained our requirement that all employees work in our offices wherever possible. A small minority of our workforce declined to return to full-time in-office employment and left our employment. We are experiencing modest competitive challenges versus some competitors who are offering some employees a hybrid work option. Increasing demands to work in a hybrid work style may reduce our ability to attract and retain employees, in particular attracting and retaining salespeople.

We may not successfully make or integrate acquisitions or enter into strategic alliances.

As part of our growth strategy, we may pursue selected acquisitions and strategic alliances. To date, we have completed 13 significant acquisitions, not including our pending acquisition of the Wireline Business. However, we are very selective with respect to such acquisitions and alliances and, prior to the acquisition of the Wireline Business, we had not undertaken either for more than 17 years. We compete with other companies for acquisition opportunities and we cannot assure you that we will be able to execute future acquisitions or strategic alliances on commercially reasonable terms, or at all. Even if we enter into these transactions, we may experience:

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

Consummating these transactions could also result in the incurrence of additional debt and related interest expense, as well as unforeseen contingent liabilities, all of which could have a material adverse effect on our business, financial condition and results of operations. Because we have typically purchased financially distressed companies or their assets, and may continue to do so in the future, we have not had, and may not have, the opportunity to perform extensive due diligence or obtain contractual protections and indemnifications that are customarily provided in acquisitions. As a result, we may face unexpected contingent liabilities arising from these acquisitions. We may also issue additional equity in connection with these transactions, which would dilute our existing shareholders.

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

Broadband connections provided by cable TV, telephone, and fixed and mobile companies have become the predominant means by which consumers connect to the Internet. The providers of these broadband connections may treat Internet content or other broadband content delivered from different sources differently. The possibility of this has been characterized as an issue of “net neutrality.” As many of our customers operate websites and services that deliver content to consumers our ability to sell our services would be negatively impacted if Internet content delivered by us was less easily received by consumers than Internet content delivered by others. The FCC had promulgated rules that would have banned practices such as blocking and throttling of Internet traffic, but those rules were rescinded by the FCC in December 2017. Some US states have either issued or are considering their own net neutrality rules. Also, the European Union and other countries in which we operate have issued similar net neutrality rules. We also do not know the extent to which the providers of broadband Internet access to consumers may favor certain content or providers in ways that may disadvantage us.

Operational Risks

Our network may be the target of potential cyber-attacks and other security breaches that could have significant negative consequences.

Our business depends on our ability to limit and mitigate interruptions to or degradation of the security of our network. We are considered a critical infrastructure provider and therefore may be more likely to be the target of cyber-attacks. Our network, systems, applications, and routers may be vulnerable to unauthorized access, computer viruses, cyber-attacks, distributed denial of service (“DDOS”), and other security breaches. We experience such cyber-attacks and other security incidents of varying degrees from time to time, though none which individually or in the aggregate has led to costs or consequences which have materially impacted our operations or business. An attack on or security breach of our network could result in theft of trade secrets, intellectual property, or other company confidential information, the interruption, degradation, or cessation of services, an inability to meet our service level commitments or our financial reporting obligations, and potentially compromise customer data stored on or transmitted over our network. We have experienced cyber-attacks of increasing sophistication which suggest an increase in cyber-attacks that may be state-sponsored or conducted by other well-financed organizations. Moreover, as cyber warfare becomes a tool in asymmetric conflicts between the United States and other nations, we, as a US provider, may be targeted with increasing frequency. We cannot guarantee that our security measures will not be circumvented, thereby resulting in security events, network failures or interruptions that could impact our network security or availability and have a material adverse effect on our business, our ability to meet our financial reporting obligations, financial condition and operational results. We may be required to expend significant resources to protect against such threats, and may experience a reduction in revenues, litigation, and a diminution in goodwill, caused by a compromise of our cybersecurity. Although our customer contracts limit our liability, affected customers and third parties may seek to recover damages from us under various legal theories. In response to past attacks, we have implemented further controls and taken and planned for other preventative actions to further strengthen our systems against future attacks. However, we cannot assure you that such measures will provide absolute security, that we will be able to react in a timely manner, or that our remediation efforts following any past or future attacks will be successful.

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

Our network is primarily composed of (i) leased capacity on transoceanic optical fiber; (ii) terrestrial inter-city dark optical fiber; (iii) intra-city dark optical fiber; and (iv) the buildings that we serve and the associated optical fiber connecting those buildings. We lease our optical fiber and obtain access to the buildings on our network, both CNDCs and MTOBs, from a number of vendors. A number of our leases, both for fiber and building access, are up for renewal in any given year. A deterioration in our existing relationship with these operators could impact our network, harm our sales and marketing efforts and could substantially reduce our potential customer base. In addition, portions of our long-haul optical fiber and metro optical fiber are nearing the end of their original projected useful life. While we believe that this fiber will remain usable beyond the projected end date, we face the risk that portions of our network may need to be replaced in the future.

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

In 2023, we entered into an agreement to purchase routers and transmission equipment used in our network from Ciena Corporation that will begin to diversify the suppliers of our network equipment. The Wireline Business also includes additional equipment vendors.

International Operations Risks

Our international operations expose us to numerous risks.

We have expanded our network into 51 countries worldwide on every continent other than Antarctica. We continue to explore expansion opportunities. We have experienced difficulties, ranging from lack of dark fiber, to regulatory issues, to slower revenue growth rates from our operations in these markets. If we are not successful in developing our market presence in these regions, our operating results and revenue growth could be adversely impacted.

Our international operations involve a number of risks, including:

●	fluctuations in currency exchange rates, particularly those involving the Euro as we are required to fund certain of our cash flow requirements of our operations outside of the United States;
●	exposure to additional regulatory and legal requirements, including laws that may make it difficult or costly to enforce our contracts, import restrictions and controls, exchange controls, tariffs and other trade barriers and privacy and data protection regulations;
●	compliance with laws regarding corruption and bribery, including the United States Foreign Corrupt Practices Act;
●	difficulties in staffing and managing our foreign operations;
●	changes in political and economic conditions; and
●	exposure to additional and potentially adverse tax regimes.

As we continue to expand into other countries, our success will depend, in part, on our ability to anticipate and effectively manage these and other risks. Our failure to manage these risks and grow our operations outside the United States may have a material adverse effect on our business and results of operations.

Litigation Risks

As an Internet service provider, we may incur liabilities for the content disseminated through our network or for network failures, delays or errors in transmissions.

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

Regulatory Risks

Existing and proposed privacy regulations may impact our business.

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

Changes in laws, rules and enforcement may also adversely affect our customers. For example, a possible repeal or curtailing of Section 230 of the Communications Decency Act in the United States could have an adverse impact on our customers and, consequently, on us. While our top 25 customers represented approximately 6.0% of our revenue for the year ended December 31, 2022, several large net-centric customers are or may be the subject of increased regulatory scrutiny, which may impact their businesses and, consequently, their use of our services in unknown ways.

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

In the United States, Internet services are generally not subject to taxes. Consequently, in the United States we collect few taxes from our customers even though most telecommunications services are subject to numerous taxes. Various local jurisdictions have asserted or may assert that some of our operations or services should be subject to local taxes. If such jurisdictions assess taxes on prior years we may be subject to a liability for unpaid taxes that we may be unable to collect from our customers or former customers. If the taxation of Internet service is expanded we will need to collect those taxes from our customers. The process of implementing a system to properly bill and collect such taxes may require significant resources. In addition, the FCC is considering changes to its Universal Services Fund that could result in its application to Internet services. This too would require that we expend resources to collect this tax. Finally, the cumulative effect of these taxes levied on Internet services could discourage potential customers from using Internet services to replace traditional telecommunication services and negatively impact our ability to grow our business.

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

Our total indebtedness, at par, at December 31, 2022 was $1.3 billion and includes $500.0 million of our 3.50% senior secured notes due in May 2026 (“2026 Notes”) and $450.0 million of our 7.00% senior unsecured notes due in June 2027 (“2027 Notes”). Our 2026 Notes require annual interest payments of $17.5 million per year and our 2027 Notes require interest payments of $31.5 million per year, each paid semi-annually. All of our noteholders have the right to be paid the principal upon default and upon certain designated events, such as certain changes of control. Our total indebtedness at December 31, 2022 included $304.2 million of finance lease obligations for dark fiber primarily under 15 to 44 year IRUs. Our total indebtedness at December 31, 2022 excludes $106.6 million of operating lease liabilities which were required to be recorded as right-to-use assets and operating lease liabilities in connection with the adoption of ASU No. 2016-02 Leases on January 1, 2019. The amount of our IRU finance lease obligations may be impacted due to our expansion activities, the timing of payments and fluctuations in foreign currency rates. We may not have sufficient funds to pay the interest and principal related to these obligations at the time we are obligated to do so, which could result in bankruptcy, or we may only be able to raise the necessary funds on unfavorable terms.

We have assumed the risk associated with variable interest rates under our interest rate swap agreement.

We are party to an interest rate swap agreement (the “Swap Agreement”) that has the economic effect of modifying the fixed interest rate obligation associated with our 2026 Notes to a variable interest rate obligation based on the Secured Overnight Financing Rate (“SOFR”) so that the interest payable on the 2026 Notes effectively became variable based on overnight SOFR. The critical terms of the Swap Agreement match the terms of the 2026 Notes, including the notional amount and the optional redemption date on February 1, 2026. Under the Swap Agreement, we pay the counterparty a semi-annual payment based upon overnight SOFR plus a contractual interest rate spread, and the counterparty pays us a semi-annual fixed 3.50% interest payment. The settlement payment is made each November and May until the Swap Agreement expires in February 2026. By entering into the Swap Agreement, we have assumed the risk associated with variable interest rates. Changes in interest rates affect the valuation of the Swap Agreement that we recognize in our consolidated statements of comprehensive income.

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

To service our indebtedness, we will require a significant amount of cash. However, our ability to generate cash depends on many factors, many of which are beyond our control.

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

On January 6, 2023, we entered into two lease agreements (the “New Leases”), one with Thorium LLC and one with Germanium LLC, entities owned by our Chief Executive Officer. The first of the New Leases is with Thorium LLC for approximately 54,803 square feet of office space, which will serve as office space replacing a portion of our current office space in the Northern Virginia area. The second of the New Leases is with Germanium LLC for approximately 1,587 square feet of technical space, in the building which will serve as network operations space. The term for each of the New Leases is five years beginning March 1, 2023 (or an actual later date of occupancy). Both of the New Leases are cancellable by us without penalty upon 60 days written notice.

We lease a total of approximately 755,000 square feet of space for our data centers, offices and operations centers. Certain of these leases are with entities controlled by our Chief Executive Officer. We believe that these facilities are generally in good condition and suitable for our operations.

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

As of February 1, 2023, there were 127 holders of record of shares of our common stock holding 47,028,650 shares of our common stock.

Performance Graph

Our common stock currently trades on the NASDAQ Global Select Market. The chart below compares the relative changes in the cumulative total return of our common stock for the period from December 31, 2017 to December 31, 2022, against the cumulative total return for the same period of the (1) The Standard & Poor’s 500 (S&P 500) Index and (2) the NASDAQ Telecommunications Index. The comparison below assumes $100 was invested on December 31, 2017 in our common stock, the S&P 500 Index and the NASDAQ Telecommunications Index, with dividends, if any, reinvested.

	12/17	12/18	12/19	12/20	12/21	12/22
Cogent Communications Holdings	$100.00	$104.21	$158.28	$149.93	$191.49	$158.59
S&P 500	100.00	95.62	125.72	148.85	191.58	156.89
NASDAQ Telecommunications	100.00	77.39	91.90	101.16	103.32	75.55

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Issuer Purchases of Equity Securities

Our Board of Directors authorized a plan to permit the repurchase of up to $50.0 million of our common stock in negotiated and open market transactions through December 31, 2023. As of December 31, 2022, $30.4 million remained available for such negotiated and open market transactions concerning our common stock. We may purchase shares from time to time depending on market, economic, and other factors. We did not purchase shares of our common stock during 2022.

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

Our pending acquisition of the Wireline Business of Sprint Communications, including delays in or conditions on obtaining necessary regulatory approvals, our failure to close the Transaction or difficulties integrating our business with the acquired Sprint Communications business; the COVID-19 pandemic and accompanying government policies worldwide; vaccination and in-office requirements, delays in the delivery of network equipment and optical fiber; future economic instability in the global economy, including the risk of economic recession, which could affect spending on Internet services; the impact of changing foreign exchange rates (in particular the Euro to US dollar and Canadian dollar to US dollar exchange rates) on the translation of our non-US dollar denominated revenues, expenses, assets and liabilities into US dollars; legal and operational difficulties in new markets; the imposition of a requirement that we contribute to the US Universal Service Fund on the basis of our Internet revenue; changes in government policy and/or regulation, including rules regarding data protection, cyber security and net neutrality; increasing competition leading to lower prices for our services; our ability to attract new customers and to increase and maintain the volume of traffic on our network; the ability to maintain our Internet peering arrangements on favorable terms; our ability to renew our long-term leases of optical fiber that comprise our network; our reliance on an equipment vendor, Cisco Systems Inc., and the potential for hardware or software problems associated with such equipment; the dependence of our network on the quality and dependability of third-party fiber providers; our ability to retain certain customers that comprise a significant portion of our revenue base; the management of network failures and/or disruptions; our ability to make payments on our indebtedness as they become due and outcomes in litigation, risks associated with variable interest rates under our Swap Agreement, as well as other risks discussed from time to time in our filings with the Securities and Exchange Commission, including, without limitation, this Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q.

Ukraine & Russia

Following the Russian invasion of Ukraine in February 2022, we terminated services to customers based in Russia and customer linked to the Russian government. These customers represented less than 0.3% of our consolidated revenues for the three months ended March 31, 2022. We do not provide services within Russia but we do provide services in Ukraine via our Ukrainian subsidiary, TOV Cogent Communications Ukraine (“Cogent Ukraine”). As a result of the damage to facilities caused by the war, our services in Ukraine have experienced periodic outages which our third-party fiber provider repairs for us. We have taken steps to enhance our network security, provide financial flexibility to our Ukrainian customers and assist our Ukrainian employees. We do not believe that the termination of services to certain Russian customers or the impact of the war on our ability to provide services in Ukraine will have, taken together, a material impact on our network, financial statements or operating results. Cogent Ukraine represented less than 0.3% of our consolidated revenues for the year ended December 31, 2022 and less than 0.6% of our consolidated assets as of December 31, 2022.

Sprint Acquisition

On September 6, 2022, Cogent Infrastructure, Inc., a Delaware corporation (the “Buyer”) and a wholly owned subsidiary of the Company, entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with Sprint Communications LLC, a Kansas limited liability company (“Sprint Communications”) and an indirect wholly owned subsidiary of T-Mobile US, Inc., a Delaware corporation (“T-Mobile”), and Sprint LLC, a Delaware limited liability company and a direct wholly owned subsidiary of T-Mobile (the “Seller”), pursuant to which the Company will acquire the U.S. long-haul fiber network (including the non-U.S. extensions thereof) of Sprint Communications and its subsidiaries (the “Wireline Business”). The Purchase Agreement provides that, upon the terms and conditions set forth therein, the Company will purchase from the Seller all of the issued and outstanding membership interests of a Delaware limited liability company that holds Sprint Communications’ assets and liabilities relating to the Wireline Business (such transactions contemplated by the Purchase Agreement, collectively, the “Transaction”).

Results of Operations

Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

In this section, we discuss the results of our operations for the year ended December 31, 2022 compared to the year ended December 31, 2021. For a discussion of the year ended December 31, 2021 compared to the year ended December 31, 2020, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

	Year Ended
	December 31,		Percent
	2022	2021	Change

	(in thousands)
Service revenue	$599,604	$589,797	1.7%
On-net revenues	452,779	442,838	2.2%
Off-net revenues	146,152	146,383	(0.2)%
Network operations expenses (1)	228,154	226,337	0.8%
Selling, general, and administrative expenses (2)	163,021	162,380	0.4%
Acquisition costs - Sprint (T-Mobile Wireline)	2,248	—	NM
Depreciation and amortization expenses	92,222	89,240	3.3%
Gains on foreign exchange - 2024 Notes	31,561	32,522	(3.0)%
Loss on debt extinguishment and redemption – 2024 Notes	(11,885)	—	NM
Loss on debt extinguishment and redemption – 2022 Notes	—	(14,698)	NM
Change in valuation expense - interest rate swap agreement	(43,113)	(9,015)	378.2%
Interest expense	67,584	58,059	16.4%
Income tax expense	21,230	23,235	(8.6)%
(1)	Includes non-cash equity-based compensation expense of $553 and $2,521 for 2022 and 2021, respectively.
(2)	Includes non-cash equity-based compensation expense of $23,886 and $24,301 for 2022 and 2021, respectively.

NM - not meaningful

	Year Ended
	December 31,		Percent
	2022	2021	Change
Other Operating Data
Average Revenue Per Unit (ARPU)
ARPU—on-net	$462	$467	(1.1)%
ARPU—off-net	$930	$990	(6.1)%
Average price per megabit	$0.28	$0.35	(19.4)%
Customer Connections—end of period
On-net	82,620	80,723	2.4%
Off-net	13,531	12,669	6.8%

Service Revenue. We continually work to grow our total service revenue by increasing the number of potential customers that we can reach on our network. We do this by investing capital to expand the geographic footprint of our network, increasing the number of buildings that we are connected to, including CNDCs and MTOBs, and increasing our penetration rate into our existing buildings. These efforts broaden the global reach of our network and increase the size of our potential addressable market. We also seek to grow our service revenue by investing in our sales and marketing team. We typically sell corporate connections at similar pricing to our competitors, but our clients benefit from our significantly faster speeds, enhanced service level agreements and rapid installation times. In the net-centric market, we offer comparable services in terms of capacity but typically at significantly lower prices.

Our service revenue increased by 1.7% from 2021 to 2022. Exchange rates negatively impacted our increase in service revenue by $13.1 million. All foreign currency comparisons herein reflect results for 2022 translated at the average foreign currency exchange rates for 2021. We increased our total service revenue by expanding our network, by adding additional buildings to our network, by increasing our penetration into the buildings connected to our network and by gaining market share by offering our services at lower prices than our competitors.

Revenue recognition standards include guidance relating to any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, gross receipts taxes, Universal Service Fund fees and certain state regulatory fees. We record these taxes billed to our customers on a gross basis (as service revenue and network operations expense) in our consolidated statements of comprehensive income. The impact of these taxes including the Universal Service Fund resulted in a decrease to our revenues from 2021 to 2022 of $3.1 million.

Our corporate customers generally purchase their services on a price per connection basis. Our net-centric customers generally purchase their services on a price per megabit basis. Revenues from our corporate and net-centric customers represented 57.1% and 42.9% of total service revenue, respectively, for 2022 and represented 60.8% and 39.2% of total service revenue, respectively, for 2021. Revenues from corporate customers decreased by 4.4% to $342.6 million for 2022 from 2021. Revenues from our net-centric customers increased by 11.1% to $257.0 million for 2022 from 2021. Exchange rates negatively impacted our increase in our net-centric service revenue by approximately $13.1 million.

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

Our revenue from our net-centric customers increased primarily due to an increase in our number of net-centric customers and growth in network traffic from these customers partly offset by a decline in our average price per megabit. Our net-centric customers purchase our services on a price per megabit basis. The net-centric market exhibits significant pricing pressure due to the continued introduction of new technology which lowers the marginal cost of transmission and routing, and the commodity nature of the service where price is typically the only differentiating factor for these customers. Our average price per megabit of our installed base of customers declined by 19.4% from 2021 to 2022. We expect that our average price per megabit will continue to decline at similar rates. The impact of foreign exchange rates has a more significant impact on our net-centric revenues.

Our on-net revenues increased by 2.2% from 2021 to 2022. Our on-net revenues increased as we increased the number of our on-net customer connections. On-net customers increased at a greater rate than on-net revenues primarily due to a decrease in our on-net ARPU from 2021 to 2022 and the negative impact of foreign exchange. ARPU is determined by dividing revenue for the period by the average customer connections for that period.

Our off-net revenues decreased by 0.2% from 2021 to 2022. Our off-net revenues decreased primarily from the decrease in our off-net ARPU from 2021 to 2022, partly offset by the increase in the number of our off-net customer connections.

Network Operations Expenses. Network operations expenses include the costs of personnel associated with service delivery, network management and customer support, network facilities costs, fiber and equipment maintenance fees, leased circuit costs, access and facilities fees paid to building owners and excise taxes billed to our customers and recorded on a gross basis. Non-cash equity-based compensation expense is included in network operations expenses consistent with the classification of the employee’s salary and other compensation. Our network operations expenses, including non-cash equity-based compensation expense, increased by 0.8% from 2021 to 2022. The increase in network operations expense is primarily attributable to an increase in costs related to our network and facilities international expansion activities, partly offset by a reduction in taxes billed to our customers recorded on a gross basis (as service revenue and network operations expense) and price reductions obtained in certain of our domestic leased circuit costs.

Selling, General, and Administrative (“SG&A”) Expenses. Our SG&A expenses, including non-cash equity-based compensation expense, increased by 0.4% for 2022 from 2021. Non-cash equity-based compensation expense is included in SG&A expenses consistent with the classification of the employee’s salary and other compensation. SG&A expenses increased primarily from an increase in salaries and related costs required to support our expansion and increases in our sales efforts, partly offset by a reduction in bad debt expense. Our sales force headcount was 633 at December 31, 2021 and 698 at December 31, 2022, and our total headcount was 1,001 at December 31, 2021 and 1,076 at December 31, 2022.

Acquisition Costs – Sprint (T-Mobile Wireline). In connection with the Transaction and the negotiation of the Purchase Agreement, we incurred $2.2 million of professional fees in 2022. Subject to the satisfaction or waiver of certain conditions and the other terms and conditions of the Purchase Agreement, the Transaction is expected to close in 2023.

Depreciation and Amortization Expenses. Our depreciation and amortization expense increased by 3.3% for 2022 from 2021. The increase is primarily due to the depreciation expense associated with the increase in deployed fixed assets.

Interest Expense and Losses on Debt Extinguishment and Redemption. Our interest expense resulted from interest incurred on our $445.0 million of 5.375% 2022 Notes until these notes were fully extinguished in May 2021, interest incurred on our €350.0 million of 4.375% 2024 Notes until these notes were fully extinguished in June 2022, interest incurred on our $500.0 million of 3.50% 2026 Notes that we issued in May 2021, interest incurred on our $450.0 million of 7.00% 2027 Notes that we issued in June 2022, interest incurred on our finance lease obligations and net interest paid on our Swap Agreement. Our interest expense increased by 16.4% from 2021 to 2022. The increase was primarily due to the increase in interest rates on our 7.00% 2027 Notes as compared to our 4.375% 2024 Notes, net interest paid in 2022 under our Swap Agreement, partially offset by the reduction in interest expense from the lower interest rate on our 3.50% 2026 Notes as compared to our 5.375% 2022 Notes.

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

Change in Valuation – Interest Rate Swap Agreement. As of December 31, 2022, the fair value of our Swap Agreement was a net liability of $52.1 million, and we recorded an unrealized loss for the non-cash change in the valuation of the Swap Agreement of $43.1 million in 2022 and $9.0 million in 2021.

Under the Swap Agreement settlement payment made in November 2021, we received $0.6 million from the counterparty for a net cash savings of $0.6 million for the period from August 9, 2021 (the Swap Agreement inception date) to October 31, 2021, in May 2022, we received $1.2 million from the counterparty for a net cash savings of $1.2 million for the period from November 1, 2021 to April 30, 2022. Under the Swap Agreement settlement payment made in November 2022, we paid $3.4 million to the counterparty for a net cash interest cost of $3.4 million for the period from May 1, 2022 to October 31, 2022.

Gains on Foreign Exchange – 2024 Notes. Our 2024 Notes were issued in Euros and were reported in our reporting currency, US dollars, until they were extinguished and redeemed in June 2022. Our 2024 Notes were issued in June 2019 and June 2020 when the Euro to USD exchange rate was approximately $1.13 and they were extinguished in June 2022 at a Euro to USD exchange rate of $1.06. Our gains on foreign exchange on our 2024 Notes from converting Euros into US dollars was $31.6 million for 2022 and was $32.5 million for 2021. We have not entered into hedging arrangements for our foreign currency obligations.

Income Tax Expense. Our income tax expense was $23.2 million for 2021 and $21.2 million for 2022 that includes deferred income taxes of $18.2 million for 2021 and $16.5 million for 2022. The decrease in our income tax expense is primarily related to the decrease in our income before income taxes.

Buildings On-net. As of December 31, 2022 and 2021, we had a total of 3,155 and 3,035 on-net buildings connected to our network, respectively. The increase in our on-net buildings was a result of our disciplined network expansion program. We anticipate adding a similar number of buildings to our network for the next several years.

Liquidity and Capital Resources

In assessing our liquidity, management reviews and analyzes our current cash balances, accounts receivable, accounts payable, accrued liabilities, capital expenditure commitments, and required finance lease and debt payments and other obligations. As our business has grown as a result of an increasing customer base, broader geographic coverage and increased traffic on our network, we have produced a growing level of cash provided by operating activities. As a result of the operating leverage of our network, our annual capital expenditures as measured as a percentage of revenues has fallen over the last decade. Increasing our cash provided by operating activities is, in part, dependent upon expanding our geographic footprint and increasing our network capacity. Recent supply chain issues may adversely impact our ability to grow our network and revenue.

We have also had increasing success in raising capital by issuing notes and arranging financing and leases that have had a lower cost and more flexible terms. The combination of this improved operating performance and access to capital has enhanced our financial flexibility and increased our ability to make distributions to stockholders in the form of cash dividends or through share repurchases. Since our initial public offering, we have returned over $1.2 billion to our stockholders through share repurchases and dividends. We will continue to assess our capital and liquidity needs and, where appropriate, return capital to stockholders.

Over the next several years, we have significant contractual and anticipated cash outlays including our indicative dividend payments on our common stock, our maturing debt obligations, interest payments on our debt obligations and our projected capital expenditure requirements in order to help execute our business plan. Based upon our historical growth rate of our dividend, we expect that we would have to provide approximately $363 million in order to meet our expected quarterly dividend payments over the next two years. In March 2021, we redeemed and extinguished $115.9 million of our 2022 Notes. In April 2021, we redeemed $45.0 million of our 2022 Notes, and in May 2021, we redeemed the remaining $284.1 million of our 2022 Notes with the proceeds from our issuance of $500.0 million of our 2026 Notes. Our 2022 Notes accrued interest at 5.375% and our 2026 Notes accrue interest at 3.50%. Our $500.0 million of 2026 Notes mature in May 2026 and include annual interest payments of $17.5 million until maturity. In June 2022, we redeemed our 2024 Notes with the proceeds from our issuance of $450.0 million of our 2027 Notes. Our 2024 Notes accrued interest at 4.375% and our 2027 Notes accrue interest at 7.00%. Our $450.0 million of 2027 Notes mature in June 2027 and include annual interest payments of $31.5 million until maturity.

Under our Swap Agreement, we pay the counterparty a semi-annual payment based upon overnight SOFR plus a contractual interest rate spread, and the counterparty pays us a semi-annual fixed 3.50% interest payment. These settlement payments are made in November and May of each year until the Swap Agreement expires in February 2026. Under the first Swap Agreement settlement payment made in November 2021, we received $0.6 million from the counterparty for a net cash savings of $0.6 million for the period from August 9, 2021 (the Swap Agreement inception date) to October 31, 2021. Under the Swap Agreement settlement payment made in May 2022, we received $1.2 million from the counterparty for a net cash savings of $1.2 million for the period from November 1, 2021 to April 30, 2022. Under the Swap Agreement the settlement payment made in November 2022, the Company paid $3.4 million to the counterparty for a net cash interest cost of $3.4 million for the period from May 1, 2022 to October 31, 2022. As of December 31, 2022, the fair value of the Swap Agreement was a liability of $52.1 million. We have made a $61.7 million deposit with the counterparty to our Swap Agreement. If the fair value of our Swap Agreement exceeds a liability of $61.7 million we will be required to deposit additional funds with the counterparty equal to the liability fair value. As of December 31, 2022, $52.1 million of our deposit was restricted and $9.6 million was unrestricted.

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

Impact of COVID-19 on Our Liquidity and Operating Performance

We continue to operate with a high level of liquidity, and as of December 31, 2022, we had cash, cash equivalents and restricted cash of $275.9 million. The COVID-19 pandemic has not impacted our credit rating to date, nor do we believe that it has materially changed our cost of capital. We believe we are able to timely service our debt obligations and will not require any concessions to do so. We believe we will have access to additional capital from a variety of sources and the public capital markets for debt and equity.

In late March 2020, we adopted a mandatory policy through which we required all employees to work from home and follow shelter in place guidelines issued by state and local authorities. In July 2021, we allowed all employees to return voluntarily to all offices in the United States. In August 2021, we notified our employees that they would be required to return to the office on a full-time basis in the United States beginning in September 2021 and that they would be required to attest that they were fully vaccinated against the COVID-19 virus to do so. Employees had until October 11, 2021 to provide their vaccine self-attestation. Fully vaccinated employees in the United States returned to our offices on a full-time basis in early September 2021. In October 2021, we opened most of our non-US offices for employees to return on a voluntary basis and, where permitted, on a mandatory basis in November 2021.

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

Our employees have largely complied with our vaccine mandate in the United States. However, we experienced an increase in both voluntary and involuntary employee departures, particularly within our sales department, beginning in the second half of 2021 and continuing into 2022. We believe this rise in departures is attributable both to an increased focus on managing underperforming sales representatives and to the unwillingness of some employees to be vaccinated and/or to return to a full-time, in-office environment. As a result of our decisions to mandate COVID vaccination and to require employees to return to our offices on a full-time basis, we may find it difficult to retain existing employees or hire new employees. Further, a resurgence of COVID-19 due to immunity-resistant variants may cause employees to be more reluctant to continue in, or make new employees more reluctant to accept, a full-time, in-office position due to concerns about COVID-19. If this occurs, we may experience lower sales, revenue and profitability.

We have experienced certain corporate customers taking a more cautious approach to new configurations and upgrades as well as a reduction in demand for connecting smaller satellite offices as a result of the challenges and uncertainties of the COVID-19 pandemic. We also have witnessed a deteriorating real estate market in and around the buildings we service with rising vacancy levels and falling lease initiations or renewals which resulted in fewer sales opportunities for our salesforce and a reduction in VPN opportunities. As a result, we experienced a slowdown in new sales to our corporate customers which negatively impacted our corporate revenue growth. Moreover, with the spread of the Delta variant of COVID-19 in the summer of 2021 and then the Omicron variant in December of 2021, we believe many companies delayed the return of their employees to in-office work. As the pandemic has continued, and the return of employees to their offices has been delayed, a greater number of corporate customers with contracts that reached their termination date have elected not to renew their service with us. As such, we began to see increased corporate customer turnover. We also experienced a reduction in new sales to corporate customers. While we believe that demand for office space in the buildings in which we operate will remain among the strongest in our markets, and that most employers will eventually require their employees to return to their offices, the timing and scope of a return to office, particularly in a number of key markets we serve, remains uncertain. As a result, we may experience increased customer turnover, fewer upgrades of existing customer configurations and fewer new tenant opportunities. A potential resurgence of COVID-19 due to new immunity-resistant variants could cause companies to continue to delay the return of their employees to the office, to cause companies to shift workers in the office back to remote work and to delay further opening new offices. These trends may negatively impact our revenue growth, cash flows and profitability. We continue to experience a slowdown in the availability and delivery of networking equipment and optical fiber. While we believe we can adequately manage the operation, maintenance, upgrading and growth of our network, a worsening or prolonged slowdown may impact our ability to expand and augment our network.

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

Cash Flows

The following table sets forth our consolidated cash flows.

	Year Ended December 31,
	2022	2021	2020

	(in thousands)
Net cash provided by operating activities	$173,707	$170,257	$140,320
Net cash used in investing activities	(78,971)	(69,916)	(55,952)
Net cash used in financing activities	(144,849)	(140,825)	(116,002)
Effect of exchange rates on cash	(2,599)	(2,193)	3,513
Net decrease in cash, cash equivalents and restricted cash during the year	$(52,712)	$(42,677)	$(28,121)

Net Cash Provided By Operating Activities. Our primary source of operating cash is receipts from our customers who are billed on a monthly basis for our services. Our primary uses of operating cash are payments made to our vendors and employees and interest payments made to our finance lease vendors and our note holders. Our changes in cash provided by operating activities are primarily due to changes in our operating profit and changes in our interest payments. Cash provided by operating activities for 2022, 2021 and 2020 included interest payments on our note obligations of $40.6 million, $50.1 million and $48.8 million, respectively.

Net Cash Used In Investing Activities. Our primary use of investing cash is for purchases of property and equipment. These amounts were $79.0 million, $69.9 million and $56.0 million for 2022, 2021 and 2020, respectively. The annual changes in purchases of property and equipment are primarily due to the timing and scope of our network expansion activities, including geographic expansion and adding buildings to our network.

Net Cash Used In Financing Activities. Our primary uses of cash for financing activities are for payments to redeem and extinguish our debt, dividend payments, stock purchases and principal payments under our debt and finance lease obligations. During 2022, 2021 and 2020, we paid $169.9 million, $150.3 million and $129.4 million, respectively, for our quarterly dividend payments. Our quarterly dividend payments have increased due to regular increases in our quarterly dividend per share amounts. Amounts paid under our stock buyback program were $4.5 million for 2020. There were no stock purchases during 2022 or 2021. Principal payments under our finance lease obligations were $45.5 million, $23.1 million and $24.0 million for 2022, 2021 and 2020, respectively, and are impacted by the timing and extent of our network expansion activities, including geographic expansion and adding buildings to our network. Total installment payment agreement principal payments were $0.8 million, $6.9 million and $10.5 million for 2022, 2021 and 2020, respectively.

We completed a series of debt redemptions and issuances in 2022, 2021 and 2020. In June 2022, we paid $375.4 million to redeem and extinguish our 2024 Notes at 101.094% of par value, and we issued $450.0 million of our 2027 Notes for net proceeds of $446.0 million. In March 2021, we paid $119.7 million to redeem and extinguish $115.9 million of our 2022 Notes at 103.24% of par value. In May 2021, we redeemed and extinguished the remaining $329.1 million of our 2022 Notes at par value and deposited funds with the trustee to pay $11.5 million of interest through December 1, 2021. The total payments to redeem our 2022 Notes were $459.3 million. In May 2021, we issued $500.0 million of our 2026 Notes for net proceeds of $496.9 million. In June 2020, we redeemed our $189.2 million of our 2021 Notes at par value and completed an offering of €215.0 million of our 2024 Notes for net proceeds of $240.3 million.

Indebtedness

Our total cash, cash equivalents and restricted cash at December 31, 2022 were $275.9 million. We believe this level of liquidity reduces our exposure to refinancing risk, potential underperformance of the business or other unforeseen challenges and enhances our ability to pursue acquisitions or operating opportunities. We intend to hold levels of cash and cash equivalents sufficient to maintain our ability to fund operations, refinance indebtedness and make dividend payments to our stockholders.

Our total indebtedness at December 31, 2022, at par value, was $1.3 billion. Our total indebtedness at December 31, 2022 includes $304.2 million of finance lease obligations for dark fiber under long-term IRU agreements.

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

Senior unsecured 2027 notes—$450.0 million

In June 2022, Group issued $500.0 million of 2027 Notes. The 2027 Notes were sold in private offerings for resale to qualified institutional buyers pursuant to SEC Rule 144A and mature on June 15, 2027. Interest accrues at 7.00% and is paid semi-annually in arrears on June 15 and December 15 of each year. Holdings provided a guarantee of the 2027 Notes, but Holdings is not subject to the covenants under the indenture.

Senior secured 2026 notes—$500.0 million

In May 2021, Group issued $500.0 million of 2026 Notes. The 2026 Notes were sold in private offerings for resale to qualified institutional buyers pursuant to SEC Rule 144A and mature on May 1, 2026. Interest accrues at 3.50% and is paid semi-annually in arrears on May 1 and November 1 of each year. Holdings provided a guarantee of the 2026 Notes, but Holdings is not subject to the covenants under the indenture.

Senior unsecured 2024 notes—€350.0 million

In June 2019, Group completed an offering of €135.0 million of 2024 Notes. In June 2020, Group completed an offering of €215.0 million of 2024 Notes. The 2024 Notes were sold in private offerings for resale to qualified institutional buyers pursuant to SEC Rule 144A and were scheduled to mature on June 30, 2024. Interest accrued at 4.375% and was paid semi-annually in arrears on June 30 and December 30 of each year. In June 2022, the 2024 Notes were redeemed with the proceeds from our 2027 Notes.

Limitations under the Indentures

The 2027 Notes Indenture and the 2026 Notes Indenture (the “Indentures”), among other things, limit the Company’s ability to incur indebtedness; to pay dividends or make other distributions; to make certain investments and other restricted payments; to create liens; to consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; to incur restrictions on the ability of a subsidiary to pay dividends or make other payments; and to enter into certain transactions with its affiliates. There are certain exceptions to the limitations on the Company’s ability to incur indebtedness under the Indentures, including IRU agreements incurred in the normal course of business and any additional indebtedness if the Company’s consolidated leverage ratio, as defined in the Indentures, is less than 6.0 to 1.0 or the Company’s fixed charge coverage ratio, as defined in the Indentures, is 2.0 to 1.0 or greater. The Company can also incur unlimited liens (which can be used, together with capacity under the debt covenant, to incur additional secured indebtedness) if the Company’s consolidated secured leverage ratio, as defined in the Indentures, is less than 4.0 to 1.0. Under the Indentures, the Company can pay dividends, make other distributions, make certain investments and make other restricted payments under certain circumstances, including if, after giving pro forma effect to such restricted payment, the Company could still incur $1 of indebtedness, as defined (i.e., either its consolidated leverage ratio is less than 6.0 to 1.0 or its fixed charge coverage ratio is 2.0 to 1.0 or greater). As of December 31, 2022, the Company’s consolidated leverage ratio was below 6.0, the Company’s consolidated secured leverage ratio was below 4.0, and the Company’s fixed charge coverage ratio was above 2.0. As of December 31, 2022, a total of $442.2 million (inclusive of a $250.0 general basket) was unrestricted and permitted for restricted payments, including dividends and stock purchases.

Summarized Financial Information of Holdings

Holdings is a guarantor under the 2027 and 2026 Notes. Under the Indentures, we are required to disclose financial information of Holdings including its assets, liabilities and its operating results (“Holdings Financial Information”). The Holdings Financial Information as of and for the year ended December 31, 2022 is detailed below (in thousands).

December 31, 2022
(Unaudited)
Cash and cash equivalents	$42,298
Accrued interest receivable	40
Total assets	$42,338

Investment from subsidiaries	$469,551
Common stock	48
Accumulated deficit	(427,261)
Total equity	$42,338

Year Ended
December 31, 2022
(Unaudited)
Equity‑based compensation expense	$26,716
Interest income	1,040
Net loss	$(25,676)

Common Stock Buyback Program

Our Board of Directors has approved through December 31, 2023, purchases of our common stock under a buyback program (the “Buyback Program”). We purchased 79,056 shares of our common stock for $4.5 million during the year ended December 31, 2020 at an average price per share of $56.85. There were no purchases of common stock during the years ended December 31, 2022 and December 31, 2021. As of December 31, 2022, there was a total of $30.4 million available under the Buyback Program.

Dividends on Common Stock

Dividends are recorded as a reduction to retained earnings. Dividends on unvested restricted shares of common stock are paid as the awards vest. Our initial quarterly dividend payment was made in the third quarter of 2012. On February 22, 2023, our Board of Directors approved the payment of our quarterly dividend of $0.925 per common share. The dividend for the first quarter of 2023 will be paid to holders of record on March 10, 2023. This estimated $43.3 million dividend payment is expected to be made on March 24, 2023. The payment of any future dividends and any other returns of capital, including stock buybacks, will be at the discretion of our Board of Directors and may be reduced, eliminated or increased and will be dependent upon our financial position, results of operations, available cash, cash flow, capital requirements, limitations under our debt indentures and other factors deemed relevant by the our Board of Directors. We are a Delaware Corporation and under the General Corporate Law of the State of Delaware distributions may be restricted including a restriction that distributions, including stock purchases and dividends, do not result in an impairment of a corporation’s capital, as defined under Delaware Law. The indentures governing our notes limit our ability to return cash to our stockholders. See Note 4 to our consolidated financial statements for additional discussion of limitations on distributions.

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

Interest Rate Risk

Interest Expense and Restricted Cash

Our cash flow exposure due to changes in interest rates related to our 2027 Notes is limited as our 2027 Notes have a fixed interest rate. Beginning in August 2021, we used a derivative financial instrument to manage our interest rate risk on our 2026 Notes. As of December 31, 2022, we were counterparty to our Swap Agreement that has the economic effect of modifying our fixed-interest rate obligation associated with our 2026 Notes to a variable interest rate obligation based on SOFR. The Swap Agreement is recorded at its fair value at each reporting period and we incur gains and losses due to changes in market interest rates. The values that we report for the Swap Agreement as of each reporting date are recognized as additional non-cash interest expense or a reduction to interest expense with the corresponding amount included in liabilities or assets, respectively, in our consolidated balance sheets. By entering into this Swap Agreement, we have assumed the risk associated with variable interest rates based upon SOFR related to our 2026 Notes. We have not entered into hedge agreements related to our 2027 Notes, and we do not use derivative financial instruments for trading purposes. We have a $61.7 million interest-bearing deposit with the counterparty to the Swap Agreement. If the fair value of the Swap Agreement exceeds a net liability of $61.7 million, we will be required to deposit additional funds with the counterparty equal to the net liability that is in excess of $61.7 million. As of December 31, 2022, the fair value of the Swap Agreement was a liability of $52.1 million, as a result, $52.1 million of the $61.7 million deposit was restricted and $9.6 million was unrestricted. A 1.0% change in interest rates as of December 31, 2022 would impact the change in our valuation of our Swap Agreement by approximately $15.3 million.

Interest Income

Our interest income is sensitive to changes in the general level of interest rates. However, based upon the nature and current level of our investments, which consist of cash, cash equivalents and restricted cash, we believe that there is no material interest rate exposure related to our investments.

Foreign Currency Exchange Risk

Our operations outside of the United States expose us to potentially unfavorable adverse movements in foreign currency rate changes. We have not entered into forward exchange contracts related to our foreign currency exposure. While we record financial results and assets and liabilities from our international operations in the functional currency, which is generally the local currency, these results are reflected in our consolidated financial statements in US dollars. Therefore, our reported results are exposed to fluctuations in the exchange rates between the US dollar and the local currencies, in particular the Euro and the Canadian dollar. In addition, we may fund certain cash flow requirements of our international operations in US dollars. Accordingly, in the event that the local currencies strengthen versus the US dollar to a greater extent than planned, the revenues, expenses and cash flow requirements associated with our international operations may be significantly higher in US-dollar terms than planned. During the year ended December 31, 2022, our foreign activities accounted for 24.7% of our consolidated revenue. A 1.0% change in foreign exchange rates would impact our consolidated annual revenue by approximately $1.2 million. Changes in foreign currency rates could adversely and materially affect our operating results and cash flow.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Cogent Communications Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cogent Communications Holdings, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of comprehensive (loss) income, shareholders’ deficit and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a)2 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2023 expressed an unqualified opinion thereon.

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

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Determining the presentation and disclosure requirements for Indefeasible Right of Use Lease Assets and Liabilities
Description of the Matter

As described in Notes 1 and 2 to the consolidated financial statements, as of December 31, 2022, the Company has $345.1 million and $304.2 million of indefeasible right of use (IRU) finance lease assets, net, and liabilities, respectively, and recorded $107.9 million of IRU finance lease assets and liabilities additions during the year ended December 31, 2022. The Company makes certain judgments and estimates to determine whether a lease is classified as an operating lease versus a financing lease at the lease commencement date.

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

To test the classification of IRU lease agreements, our audit procedures included among others, assessing the Company’s assumptions by evaluating industry practices and the Company’s experience as a lessee of IRU leases, in estimating the economic life of optical fiber, compared to those assumptions selected by management.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002

Tysons, VA

February 24, 2023

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2022 AND 2021

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	2022	2021
Assets
Current assets:
Cash and cash equivalents	$223,783	$319,609
Restricted cash	52,129	9,015
Accounts receivable, net of allowance for credit losses of $2,303 and $1,510, respectively	44,123	41,938
Prepaid expenses and other current assets	45,878	39,015
Total current assets	365,913	409,577
Property and equipment:
Property and equipment	1,714,906	1,619,515
Accumulated depreciation and amortization	(1,170,476)	(1,161,635)
Total property and equipment, net	544,430	457,880
Right-of-use leased assets	81,601	101,687
Deposits and other assets	18,238	15,413
Total assets	$1,010,182	$984,557
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$27,208	$11,923
Accrued and other current liabilities	63,889	39,057
Current maturities, operating lease liabilities	12,005	12,197
Installment payment agreement, current portion, net of discount of $6	—	785
Finance lease obligations, current maturities	17,182	17,048
Total current liabilities	120,284	81,010
Senior unsecured 2024 notes, net of unamortized debt costs of $2,121 and net of discount of $772	—	394,112
Senior secured 2026 notes, net of unamortized debt costs of $905 and $1,156, respectively, and discount of $1,203 and $1,536, respectively	497,892	497,308
Senior unsecured 2027 notes, net of unamortized debt costs of $1,173 and discount of $2,456	446,371	—
Operating lease liabilities, net of current maturities	94,587	111,794
Finance lease obligations, net of current maturities	287,044	228,822
Other long-term liabilities	82,636	44,609
Total liabilities	1,528,814	1,357,655
Commitments and contingencies
Stockholders’ deficit:
Common stock, $0.001 par value; 75,000,000 shares authorized; 48,013,330 and 47,674,189 shares issued and outstanding, respectively	48	48
Additional paid-in capital	575,064	547,734
Accumulated other comprehensive loss	(19,156)	(11,003)
Accumulated deficit	(1,074,588)	(909,877)
Total stockholders’ deficit	(518,632)	(373,098)
Total liabilities and stockholders’ deficit	$1,010,182	$984,557

The accompanying notes are an integral part of these consolidated balance sheets.

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

FOR EACH OF THE THREE YEARS ENDED DECEMBER 31, 2022

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	2022	2021	2020
Service revenue	$599,604	$589,797	$568,103
Operating expenses:
Network operations (including $553, $2,521 and $1,219 of equity-based compensation expense, respectively), exclusive of amounts shown separately	228,154	226,337	219,157
Selling, general, and administrative (including $23,886, $24,301 and $22,306 of equity-based compensation expense, respectively)	163,021	162,380	158,476
Acquisition costs – Sprint (T-Mobile Wireline) (Note 1)	2,248	—	—
Depreciation and amortization	92,222	89,240	83,477
Total operating expenses	485,645	477,957	461,110
Gains on equipment transactions	—	18	352
Gains (losses) on lease terminations	—	7,375	(423)
Operating income	113,959	119,233	106,922
Interest expense	(67,584)	(58,059)	(62,486)
Change in valuation – interest rate swap	(43,113)	(9,015)	—
Realized foreign exchange gain on 2024 Notes	—	—	2,533
Foreign exchange gain (loss) on 2024 Notes	31,561	32,522	(36,997)
Loss on debt extinguishment and redemption – 2021 Notes	—	—	(638)
Loss on debt extinguishment and redemption – 2022 Notes	—	(14,698)	—
Loss on debt extinguishment and redemption – 2024 Notes	(11,885)	—	—
Interest income and other	3,438	1,437	978
Income before income taxes	26,376	71,420	10,312
Income tax expense	(21,230)	(23,235)	(4,096)
Net income	$5,146	$48,185	$6,216

Comprehensive (loss) income:
Net income	$5,146	$48,185	$6,216
Foreign currency translation adjustment	(8,153)	(9,697)	11,020
Comprehensive (loss) income	$(3,007)	$38,488	$17,236
Basic net income per common share	$0.11	$1.04	$0.14
Diluted net income per common share	$0.11	$1.03	$0.13
Dividends declared per common share	$3.555	$3.170	$2.780
Weighted-average common shares-basic	46,875,992	46,419,180	45,947,772
Weighted-average common shares -diluted	47,207,298	46,963,920	46,668,198

The accompanying notes are an integral part of these consolidated statements.

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR EACH OF THE THREE YEARS ENDED DECEMBER 31, 2022

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholder’s
	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balance at December 31, 2019	46,840,434	$47	$493,178	$(12,326)	$(684,578)	$(203,679)
Forfeitures of shares granted to employees	(53,428)	—	—	—	—	—
Equity-based compensation	—	—	25,802	—	—	25,802
Foreign currency translation	—	—	—	11,020	—	11,020
Issuances of common stock	476,030	—	—	—	—	—
Exercises of options	30,097	—	1,382	—	—	1,382
Common stock purchases and retirement	(79,056)	—	(4,495)	—	—	(4,495)
Dividends paid	—	—	—	—	(129,412)	(129,412)
Net income	—	—	—	—	6,216	6,216
Balance at December 31, 2020	47,214,077	$47	$515,867	$(1,306)	$(807,774)	$(293,166)
Forfeitures of shares granted to employees	(47,436)	—	—	—	—	—
Equity-based compensation	—	—	30,044	—	—	30,044
Foreign currency translation	—	—	—	(9,697)	—	(9,697)
Issuances of common stock	471,080	1	—	—	—	1
Exercises of options	36,468	—	1,823	—	—	1,823
Dividends paid	—	—	—	—	(150,288)	(150,288)
Net income	—	—	—	—	48,185	48,185
Balance at December 31, 2021	47,674,189	$48	$547,734	$(11,003)	$(909,877)	$(373,098)
Forfeitures of shares granted to employees	(77,079)	—	—	—	—	—
Equity-based compensation	—	—	26,716	—	—	26,716
Foreign currency translation	—	—	—	(8,153)	—	(8,153)
Issuances of common stock	401,036	—	—	—	—	—
Exercises of options	15,184	—	614	—	—	614
Dividends paid	—	—	—	—	(169,857)	(169,857)
Net income	—	—	—	—	5,146	5,146
Balance at December 31, 2022	48,013,330	$48	$575,064	$(19,156)	$(1,074,588)	$(518,632)

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR EACH OF THE THREE YEARS ENDED DECEMBER 31, 2022

(IN THOUSANDS)

	2022	2021	2020
Cash flows from operating activities:
Net income	$5,146	$48,185	$6,216
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	92,222	89,240	83,477
Amortization of debt discount and premium	1,464	1,759	1,894
Equity-based compensation expense (net of amounts capitalized)	24,439	26,822	23,525
Foreign currency exchange (gain) loss on 2024 Notes	(31,561)	(32,522)	36,997
Realized foreign currency exchange gain on 2024 Notes	—	—	(2,533)
Loss on extinguishment & redemption of 2024 notes	11,885	—	—
Loss on extinguishment & redemption of 2022 notes	—	14,698	—
Loss on extinguishment & redemption of 2021 notes	—	—	638
Gain – lease termination	—	(7,375)	—
Gains—equipment transactions and other, net	372	69	(546)
Deferred income taxes	16,539	18,159	282
Changes in operating assets and liabilities:
Accounts receivable	(2,838)	1,385	(2,702)
Prepaid expenses and other current assets	(7,427)	(17)	(2,771)
Change in valuation – interest rate swap agreement	43,113	9,015	—
Deposits and other assets	(282)	(12)	(873)
Accounts payable, accrued liabilities and other long-term liabilities	20,635	851	(3,284)
Net cash provided by operating activities	173,707	170,257	140,320
Cash flows from investing activities:
Purchases of property and equipment	(78,971)	(69,916)	(55,952)
Net cash used in investing activities	(78,971)	(69,916)	(55,952)
Cash flows from financing activities:
Net proceeds from issuance of 2027 Notes, net of debt costs of $1,290	446,010	—	—
Net proceeds from issuance of 2026 Notes, net of debt costs of $1,317	—	496,933	—
Net proceeds from issuance of 2024 Notes, net of debt costs of $2,137	—	—	240,285
Redemption and extinguishment of 2024 Notes	(375,354)	—	—
Redemption and extinguishment of 2022 Notes	—	(459,317)	—
Redemption and extinguishment of 2021 Notes	—	—	(189,225)
Dividends paid	(169,857)	(150,288)	(129,412)
Principal payments of finance lease obligations	(45,472)	(23,054)	(23,990)
Principal payments of installment payment agreement	(790)	(6,922)	(10,547)
Purchases of common stock	—	—	(4,495)
Proceeds from exercises of common stock options	614	1,823	1,382
Net cash used in financing activities	(144,849)	(140,825)	(116,002)
Effect of exchange rate changes on cash	(2,599)	(2,193)	3,513
Net decrease in cash and cash equivalents & restricted cash	(52,712)	(42,677)	(28,121)
Cash and cash equivalents & restricted cash, beginning of year	328,624	371,301	399,422
Cash and cash equivalents & restricted cash, end of year	$275,912	$328,624	$371,301
Supplemental disclosures of cash flow information:
Cash paid for interest	$66,479	$59,497	$62,917
Cash paid for income taxes	7,156	4,452	3,446
Non-cash investing and financing activities:
Finance lease obligations incurred	107,875	50,831	71,622
PP&E obtained for installment payment agreement	—	—	5,771
Fair value of equipment acquired in leases	1,969	—	536
Non-cash component of network equipment obtained in exchange transactions	—	—	320

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

Description of business

The Company is a facilities-based provider of low-cost, high-speed Internet access, private network services, and data center colocation space and power. The Company’s network is specifically designed and optimized to transmit packet switched data. The Company delivers its services primarily to small and medium-sized businesses, communications service providers and other bandwidth-intensive organizations in 51 countries across North America, Europe, Asia, South America, Oceania and Africa. The Company is a Delaware corporation and is headquartered in Washington, DC.

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

Acquisition of Sprint Communications

On September 6, 2022, Cogent Infrastructure, Inc., a Delaware corporation (the “Buyer”) and a wholly owned subsidiary of the Company, entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with Sprint Communications LLC, a Kansas limited liability company (“Sprint Communications”) and an indirect wholly owned subsidiary of T-Mobile US, Inc., a Delaware corporation (“T-Mobile”), and Sprint LLC, a Delaware limited liability company and a direct wholly owned subsidiary of T-Mobile (the “Seller”), pursuant to which the Company will acquire the U.S. long-haul fiber network (including the non-U.S. extensions thereof) of Sprint Communications and its subsidiaries (the “Wireline Business”). The Purchase Agreement provides that, upon the terms and conditions set forth therein, the Company will purchase from the Seller all of the issued and outstanding membership interests (the “Purchased Interests”) of a Delaware limited liability company that holds Sprint Communications’ assets and liabilities relating to the Wireline Business (such transactions contemplated by the Purchase Agreement, collectively, the “Transaction”).

The parties have agreed to a $1 purchase price in consideration for the Purchased Interests, subject to customary adjustments set forth in the Purchase Agreement. In addition, at the consummation of the Transaction (the “Closing”), a T-Mobile affiliate will enter into an agreement for IP transit services, pursuant to which T-Mobile will pay the Company an aggregate of $700 million, consisting of (i) $350 million in equal monthly installments during the first year after the Closing and (ii) $350 million in equal monthly installments over the subsequent 42 months.

The Purchase Agreement includes customary representations, warranties, indemnities and covenants, including regarding the conduct of the Wireline Business prior to the Closing. In addition, the Closing is subject to customary closing conditions, including as to the receipt of certain required regulatory approvals and consents. Subject to the satisfaction or waiver of certain conditions and the other terms and conditions of the Purchase Agreement, the Transaction is expected to close in 2023.

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

The Company has agreed to guarantee the obligations of the Buyer under the Purchase Agreement pursuant to the terms of a Guaranty, dated as of September 6, 2022, by and between the Company and the Seller (the “Parent Guaranty”). The Parent Guaranty contains customary representations, warranties and covenants of the Company and the Seller.

Acquisition Related Costs

In connection with the Transaction and negotiation of the Purchase Agreement, the Company incurred $2.2 million of professional fees in the year ended December 31, 2022.

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

Allowance for credit losses

The Company establishes an allowance for credit losses and other sales credit adjustments related to its trade receivables. Trade receivables are recorded at the invoiced amount and can bear interest. Allowances for sales credits are established through a reduction of revenue, while allowances for credit losses are established through a charge to selling, general, and administrative expenses as bad debt expense. The Company assesses the adequacy of these reserves by evaluating factors, such as the length of time individual receivables are past due, historical collection experience, and changes in the credit worthiness of its customers. The Company also assesses the ability of specific customers to meet their financial obligations and establishes specific allowances related to these customers. If circumstances relating to specific customers change or economic conditions change such that the Company’s past collection experience and assessment of the economic environment are no longer appropriate, the Company’s estimate of the recoverability of its trade receivables could be impacted. Accounts receivable balances are written off against the allowance for credit losses after all means of internal collection activities have been exhausted and the potential for recovery is considered remote. The Company uses third-party collection services to continue to seek collection for it’s written off accounts receivable.

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

		Current-period
	Balance at	Provision for	Write offs	Balance at
	Beginning	Expected Credit	Charged Against	End of
Description	of Period	Losses	Allowance	Period
Allowance for credit losses (deducted from accounts receivable)
Year ending December 31, 2022	$1,510	$4,318	$(3,525)	$2,303
Year ending December 31, 2021	$1,921	$5,595	$(6,006)	$1,510
Year ending December 31, 2020	$1,771	$4,997	$(4,847)	$1,921

The current-period provision for expected credit losses is net of bad debt recoveries of $1.9 million, $2.2 million and $1.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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

	Year	Year
	Ended	Ended
	December 31, 2022	December 31, 2021

Finance lease cost amortization of right-of-use assets	$28,915	$26,424
Interest expense on finance lease liabilities	23,317	19,419
Operating lease cost	18,331	18,382
Total lease costs	70,563	64,225
Other lease information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	(23,317)	(17,366)
Operating cash flows from operating leases	(18,836)	(20,194)
Financing cash flows from finance leases	(45,472)	(23,054)
Right-of-use assets obtained in exchange for new finance lease liabilities	107,875	50,831
Right-of-use assets obtained in exchange for new operating lease liabilities	11,168	17,853
Weighted-average remaining lease term — finance leases (in years)	13.5	12.6
Weighted-average remaining lease term — operating leases (in years)	16.6	18.7
Weighted average discount rate — finance leases	8.6%	9.0%
Weighted average discount rate — operating leases	5.4%	5.4%

Finance leases—fiber lease agreements

The Company has entered into lease agreements with numerous providers of dark fiber under indefeasible-right-of-use agreements (“IRUs”). These IRUs typically have initial terms of 15-20 years and include renewal options after the initial lease term. The Company establishes the number of renewal option periods used in determining the lease term based upon its assessment at the inception of the lease of the number of option periods for which failure to renew the lease imposes a penalty in such amount that renewal appears to be reasonably certain. The option to renew may be automatic, at the option of the Company or mutually agreed to between the dark fiber provider and the Company. Once the Company has accepted the related fiber route, leases that meet the criteria for treatment as finance leases are recorded as a finance lease obligation and an IRU asset. The interest rate used in determining the present value of the aggregate future minimum lease payments is the Company’s incremental borrowing rate for the reasonably certain lease term. The determination of the Company’s incremental borrowing rate requires some judgment. Finance lease assets are included in property and equipment in the Company’s consolidated balance sheets. As of December 31, 2022, the Company had committed to additional dark fiber IRU lease agreements totaling $70.3 million in future payments to be paid over periods of up to 20 years. These obligations begin when the related fiber is accepted, which is generally expected to occur in the next 12 months.

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

The future minimum payments under these operating lease and finance lease agreements are as follows (in thousands):

	Operating	Finance
For the twelve months ending December 31,	Leases	Leases
2023	$17,181	$40,425
2024	16,658	42,686
2025	14,255	37,458
2026	12,285	34,685
2027	10,900	35,521
Thereafter	87,702	333,836
Total minimum lease obligations	158,981	524,611
Less—amounts representing interest	(52,389)	(220,385)
Present value of minimum lease obligations	106,592	304,226
Current maturities	(12,005)	(17,182)
Lease obligations, net of current maturities	$94,587	$287,044

Revenue recognition

The Company recognizes revenue under ASU No. 2014-09, Revenue from Contracts with Customers (“ASC 606”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. Under ASC 606 installation fees for contracts with terms longer than month-to-month are recognized over the contract term. The Company believes that the installation fee does not give rise to a material right as defined by ASC 606 for contracts with terms longer than month-to-month. The Company recognizes revenue over the estimated average customer life for installation fees associated with month-to-month contracts, because the installation fee represents a material right as defined by ASC 606. The Company capitalizes certain contract acquisition costs that relate directly to a customer contract, including commissions paid to its sales team and sales agents and amortizes these costs on straight-line basis over the period the services are transferred to the customer for commissions paid to its sales team (estimated customer life) and over the remaining original contract term for agent commissions. Management assesses these costs for impairment at least quarterly and as “triggering” events occur that indicate it is more likely than not that an impairment exists. These contract costs were $23.7 million as of December 31, 2022 and were $21.4 million as of December 31, 2021.

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

To achieve this core principle, the Company follows the following five steps:

1)	Identification of the contract, or contracts with a customer;
2)	Identification of the performance obligations in the contract;
3)	Determination of the transaction price;
4)	Allocation of the transaction price to the performance obligations in the contract; and
5)	Recognition of revenue when, or as, the Company satisfies a performance obligation.

Fees billed in connection with customer installations are deferred (as deferred revenue) and recognized as noted above. To the extent a customer contract is terminated prior to its contractual end the customer is subject to termination fees. The Company vigorously seeks payment of termination fees. The Company recognizes revenue for termination fees as they are collected. Service revenue recognized from amounts in deferred revenue (contract liabilities) at the beginning of the period during the years ended December 31, 2022, 2021 and 2020 was $5.0 million, $4.6 million and $4.4 million, respectively. Amortization expense for contract costs for the years ended December 31, 2022, 2021 and 2020 was $19.4 million, $18.4 million and $17.1 million, respectively.

Gross receipts taxes, universal service fund and other surcharges

Revenue recognition standards include guidance relating to taxes or surcharges assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer and may include, but are not limited to, gross receipts taxes, excise taxes, Universal Service Fund fees and certain state regulatory fees. Such charges may be presented gross or net based upon the Company’s accounting policy election. The Company records certain excise taxes and surcharges on a gross basis and includes them in its revenues and costs of network operations. Excise taxes and surcharges billed to customers and recorded on a gross basis (as service revenue and network operations expense) were $15.4 million, $18.5 million, and $15.1 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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

At December 31, 2022 and December 31, 2021, the carrying amount of cash and cash equivalents, restricted cash, accounts receivable, prepaid and other current assets, accounts payable, and accrued expenses approximated fair value because of the short-term nature of these instruments. The Company measures its cash equivalents and restricted cash at amortized cost, which approximates fair value based upon quoted market prices (Level 1). Based upon recent trading prices (Level 2—market approach), at December 31, 2022, the fair value of the Company’s $500.0 million senior secured notes due 2026 was $452.5 million, the fair value of the Company’s $450.0 million senior unsecured notes due 2027 was $441.0 million and the estimated fair value of the Company’s Swap Agreement was $52.1 million.

Restricted cash and interest rate swap agreement

Restricted cash represents amounts held in segregated bank accounts by our clearing broker as margin in support of our Swap Agreement, as discussed in Note 4, and was $52.1 million as of December 31, 2022. Additional cash may be further restricted to maintain our interest rate swap instrument as interest rates fluctuate and margin requirements change. The Company does not use derivative financial instruments for trading purposes.

Concentrations of credit risk

The Company’s assets that are exposed to credit risk consist of its cash and cash equivalents, other assets and accounts receivable. As of December 31, 2022 and 2021, the Company’s cash equivalents were invested in demand deposit accounts, overnight investments and money market funds. The Company places its cash equivalents in instruments that meet high-quality credit standards as specified in the Company’s investment policy guidelines. Accounts receivable are due from customers located in major metropolitan areas in the United States, Europe, Canada, Mexico, Asia, South America, Oceania and Africa. Receivables from the Company’s net-centric (wholesale) customers are generally subject to a higher degree of credit risk than the Company’s corporate customers.

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

Equity-based compensation

The Company recognizes compensation expense for its share-based payments granted to its employees based on their grant date fair values with the expense being recognized on a straight-line basis over the requisite service period. The Company begins recording equity-based compensation expense related to performance awards when it is considered probable that the performance conditions will be met and for market-based awards compensation cost is recognized if the service condition is satisfied even if the market condition is not satisfied. Equity-based compensation expense is recognized in the statements of comprehensive income in a manner consistent with the classification of the employee’s salary and other compensation.

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

The following details the determination of the diluted weighted average shares:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2022	2021	2020
Weighted average common shares—basic	46,875,992	46,419,180	45,947,772
Dilutive effect of stock options	16,064	34,007	80,849
Dilutive effect of restricted stock	315,242	510,733	639,577
Weighted average common shares—diluted	47,207,298	46,963,920	46,668,198

The following details unvested shares of restricted common stock as well as the anti-dilutive effects of stock options and restricted stock awards outstanding:

	December 31,	December 31,	December 31,
	2022	2021	2020
Unvested shares of restricted common stock	1,164,021	1,253,321	1,339,596
Anti-dilutive options for common stock	105,556	45,809	32,324
Anti-dilutive shares of restricted common stock	541,608	86,619	223,118

2. Property and equipment:

Property and equipment consisted of the following (in thousands):

	December 31,
	2022	2021
Owned assets:
Network equipment	$673,479	$650,634
Leasehold improvements	263,861	250,623
System infrastructure	171,694	160,376
Software	11,277	11,028
Office and other equipment	22,071	20,999
Building	6,140	1,273
Land	101	107
	1,148,623	1,095,040
Less—Accumulated depreciation and amortization	(949,277)	(912,579)
	199,346	182,461
Assets under finance leases:
IRUs	566,283	524,475
Less—Accumulated depreciation and amortization	(221,199)	(249,056)
	345,084	275,419
Property and equipment, net	$544,430	$457,880

Depreciation and amortization expense related to property and equipment and finance leases was $92.2 million, $89.2 million and $83.5 million, for 2022, 2021 and 2020, respectively.

The Company capitalizes the compensation cost of employees directly involved with its construction activities. In 2022, 2021 and 2020, the Company capitalized compensation costs of $12.6 million, $13.4 million and $12.1 million, respectively. These amounts are included in system infrastructure costs.

Installment payment agreement

The Company had entered into an installment payment agreement (“IPA”) with a vendor. Under the IPA the Company was able to purchase network equipment in exchange for interest free note obligations each with a twenty-four month term. There were no payments under each note obligation for the first six months followed by eighteen equal installment payments for the remaining eighteen month term. As of December 31, 2021, there was $0.8 million of note obligations outstanding under the IPA, secured by the related equipment. The Company recorded the assets purchased and the present value of the note obligation utilizing an imputed interest rate. The resulting discounts under the note obligations were amortized over the note term using the effective interest rate method. The IPA was fully repaid in 2022.

3. Accrued and other liabilities:

Accrued and other current liabilities consist of the following (in thousands):

	December 31,
	2022	2021
Operating accruals	$19,488	$16,360
Interest rate swap agreement - current portion	20,267	—
Deferred revenue—current portion	4,911	4,894
Payroll and benefits	11,880	8,466
Taxes—non-income based	2,687	4,291
Interest	4,656	5,046
Total	$63,889	$39,057

4. Long-term debt:

As of December 31, 2022, the Company had outstanding $450.0 million aggregate principal amount of Senior Unsecured Notes due 2027 (the “2027 Notes”) and $500.0 million aggregate principal amount of Senior Secured Notes due 2026 (the “2026 Notes”). The 2027 Notes were issued in June 2022, are due on June 15, 2027 and bear interest at a rate of 7.00% per year. Interest on the 2027 Notes is paid semi-annually on June 15 and December 15 of each year. The 2026 Notes were issued in May 2021, are due on May 1, 2026 and bear interest at a rate of 3.50% per year. Interest on the 2026 Notes is paid semi-annually on May 1 and November 1 of each year. In June 2022, the Company redeemed and extinguished its €350.0 million aggregate principal amount of Senior Unsecured Euro Notes due 2024 (the “2024 Notes”). The 2024 Notes were due on June 30, 2024 and bore interest at a rate of 4.375% per year. Interest on the 2024 Notes was paid semi-annually on June 30 and December 30 of each year.

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

The net proceeds from the 2027 Notes offering were $446.0 million after deducting the $2.7 million discount and $1.3 million of offering expenses. The Company used a portion of the net proceeds from the 2027 Notes offering to redeem its 2024 Notes. The Company expects to use the remaining net proceeds from the 2027 Notes offering for general corporate purposes, and/or to repurchase the Company’s common stock or for special or recurring dividends to the Company’s stockholders. In connection with full redemption of its 2024 Notes, Group issued a conditional notice of full redemption to holders of the 2024 Notes, specifying June 30, 2022 as the redemption date (the “Redemption Date”). On the 2027 Notes Closing Date, Group satisfied and discharged its obligations under the 2024 Notes by depositing with a designee of the trustee for the 2024 Notes sufficient funds to pay the principal of the Premium (defined below) and accrued and unpaid interest on the Euro Notes to the Redemption Date. The 2024 Notes were issued in Euros and were reported in the Company’s reporting currency, US dollars, until they were extinguished and redeemed. Prior to the redemption of the 2024 Notes, the gain (loss) on foreign exchange on the 2024 Notes from converting Euros into US dollars was $31.6 million, $32.5 million and ($37.0) million for 2022, 2021 and 2020, respectively.

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

On the Redemption Date, Group redeemed its €350.0 million of 2024 Notes at a price of 101.094% (€353.8 million or $375.2 million) of the principal amount (the “Premium”) plus €7.7 million ($8.1 million) of interest paid through June 30, 2022, the Redemption Date where the Premium reduced to 101.094%, for a total payment of €361.5 million ($383.4 million). Group entered into a short-term USD to Euro forward purchase agreement to mitigate the risk of foreign currency fluctuations. As a result of these transactions, the Company incurred a loss on debt extinguishment and redemption of $11.9 million. On the Redemption Date the 2024 Notes were valued at $365.8 million, resulting in a gain on foreign exchange of $31.6 million for the year ended December 31, 2022.

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

Senior unsecured notes - €350.0 million 2024 Notes

In June 2019, Group completed an offering of €135.0 million of 2024 Notes. The net proceeds from the June 2019 offering, after deducting offering expenses, were $152.1 million. In June 2020, Group completed an offering of €215.0 million of 2024 Notes. The net proceeds from the June 2020 offering, after deducting offering expenses, was $240.3 million. The 2024 Notes were guaranteed (the “Guarantees”) on a senior unsecured basis, jointly and severally, by the Company’s material domestic subsidiaries, subject to certain exceptions, and by the Company (collectively, the “Guarantors”). Under certain circumstances, the Guarantors could be released from these Guarantees without the consent of the holders of the 2024 Notes.

The 2024 Notes bore interest at a rate of 4.375% per annum and was paid semi-annually in arrears on June 30 and December 30 of each year. The 2024 Notes were scheduled to mature on June 30, 2024. The 2024 Notes were issued in Euros and were reported in the Company’s reporting currency — US dollars. As of December 31, 2020, the Company’s €350.0 million of 2024 Notes were valued at $429.3 million resulting in a loss on foreign exchange of $37.0 million for the year ended December 31, 2020. As of December 31, 2021, the 2024 Notes were valued at $397.0 million, resulting in a gain on foreign exchange of $32.5 million for the year ended December 31, 2021.

In June 2022, Group redeemed the 2024 Notes, as noted above.

Senior secured notes - $445.0 million 2022 Notes

In February 2015, Group issued $250.0 million of 2022 Notes. In December 2016, the Company issued an additional $125.0 million par value of its 2022 Notes at a premium of 100.375% of par value. In August 2018, the Company issued an additional $70.0 million par value of its 2022 Notes at a premium of 101.75% of par value. The 2022 Notes were sold in private offerings for resale to qualified institutional buyers pursuant to SEC Rule 144A and were scheduled to mature on March 1, 2022. Interest accrued at 5.375% and was paid semi-annually in arrears on March 1 and September 1 of each year.

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

In May 2021, Group redeemed the 2022 Notes, as noted above.

Senior unsecured notes—$189.2 million 2021 Notes

On April 9, 2014, Cogent Communications Finance, Inc. ( “Cogent Finance”), a newly formed financing subsidiary of Group, completed an offering at par of $200.0 million of 5.625% Senior Notes due 2021 (the “2021 Notes”). The 2021 Notes were sold in private offerings for resale to qualified institutional buyers pursuant to SEC Rule 144A, accrued interest at a rate of 5.625% and were scheduled to mature on April 15, 2021. Interest was paid semi-annually on April 15 and October 15. Cogent Finance merged with Group, with Group continuing as the surviving corporation (the “Finance Merger”). At the time of consummation of the Finance Merger, Group assumed the obligations of Cogent Finance under the 2021 Notes and the indenture governing the 2021 Notes (the “Indenture”) and Group and each of Group’s domestic subsidiaries became party to the Indenture pursuant to a supplemental indenture to the Indenture and the obligations under the Indenture became obligations solely of Group and each of Group’s domestic subsidiaries. Holdings also provided a guarantee of the 2021 Notes, but Holdings was not subject to the covenants under the Indenture. In the second quarter of 2016, the Company paid $10.9 million for the purchase of $10.8 million of par value and accrued interest on its 2021 Notes reducing the principal amount to $189.2 million.

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

Limitations under the indentures

The 2027 Notes Indenture and the 2026 Notes Indenture (the “Indentures”), among other things, limit the Company’s ability to incur indebtedness; to pay dividends or make other distributions; to make certain investments and other restricted payments; to create liens; to consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; to incur restrictions on the ability of a subsidiary to pay dividends or make other payments; and to enter into certain transactions with its affiliates. There are certain exceptions to the limitations on the Company’s ability to incur indebtedness under the Indentures, including IRU agreements incurred in the normal course of business and any additional indebtedness if the Company’s consolidated leverage ratio, as defined in the Indentures, is less than 6.0 to 1.0 or the Company’s fixed charge coverage ratio, as defined in the Indentures, is 2.0 to 1.0 or greater. The Company can also incur unlimited liens (which can be used, together with capacity under the debt covenant, to incur additional secured indebtedness) if the Company’s consolidated secured leverage ratio, as defined in the Indentures, is less than 4.0 to 1.0. Under the Indentures, the Company can pay dividends, make other distributions, make certain investments and make other restricted payments under certain circumstances, including if, after giving pro forma effect to such restricted payment, the Company could still incur $1 of indebtedness, as defined (i.e., either its consolidated leverage ratio is less than 6.0 to 1.0 or its fixed charge coverage ratio is 2.0 to 1.0 or greater). As of December 31, 2022, the Company’s consolidated leverage ratio was below 6.0, the Company’s consolidated secured leverage ratio was below 4.0 and the Company’s fixed charge coverage ratio was above 2.0. As of December 31, 2022, a total of $442.4 million (inclusive of a $250.0 general basket) was unrestricted and permitted for restricted payments, including dividends and stock purchases.

The aggregate future contractual maturities of long-term debt were as follows as of December 31, 2022 (in thousands):

For the year ending December 31,
2023	$—
2024	—
2025	—
2026	500,000
2027	450,000
Thereafter	—
Total	$950,000

Interest rate swap agreement

As of December 31, 2022, the Company was party to an interest rate swap agreement (the “Swap Agreement”) that has the economic effect of modifying the fixed interest rate obligation associated with its 2026 Notes to a variable interest rate obligation based on the Secured Overnight Financing Rate (“SOFR”) so that the interest payable on the 2026 Notes effectively became variable based on overnight SOFR. The critical terms of the Swap Agreement match the terms of the 2026 Notes, including the notional amount and the optional redemption date on February 1, 2026. The Company did not elect hedge accounting for the Swap Agreement. The Swap Agreement is recorded at its fair value at each reporting period, and the Company incurs gains and losses due to changes in market interest rates. By entering into the Swap Agreement, the Company has assumed the risk associated with variable interest rates. Changes in interest rates affect the valuation of the Swap Agreement that the Company recognizes in its consolidated statements of comprehensive income. The values that the Company reports for the Swap Agreement as of each reporting date are recognized as “change in valuation – interest rate swap” with the corresponding amounts included in assets or liabilities in the Company’s consolidated balance sheets. As of December 31, 2022 the fair value of the Swap Agreement was a net liability of $52.1 million of which $20.3 million is presented with accrued and other current liabilities and $31.9 million is presented with other long-term liabilities. In 2022 and 2021, the Company recorded an unrealized loss related to the Swap Agreement of $43.1 million and $9.0 million, respectively. The Company has made a $61.7 million deposit with the counterparty to the Swap Agreement. If the fair value of the Swap Agreement exceeds a net liability of $61.7 million the Company will be required to deposit additional funds with the counterparty equal to the net liability fair value. As of December 31, 2022, $52.1 million of the deposit was restricted and $9.6 million was unrestricted.

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

5. Income taxes:

The components of income before income taxes consist of the following (in thousands):

	Years Ended December 31,
	2022	2021	2020
Domestic	$34,784	$73,753	$23,808
Foreign	(8,408)	(2,333)	(13,496)
Total income before income taxes	$26,376	$71,420	$10,312

The income tax expense is comprised of the following (in thousands):

	Years Ended December 31,
	2022	2021	2020
Current:
Federal	$—	$—	$32
State	(4,195)	(3,116)	(2,908)
Foreign	(496)	(1,833)	(947)
Deferred:
Federal	(16,299)	(17,959)	(1,867)
State	(143)	(2,348)	1,241
Foreign	(97)	2,021	353
Total income tax expense	$(21,230)	$(23,235)	$(4,096)

Our consolidated temporary differences comprising our net deferred tax assets are as follows (in thousands):

	December 31,
	2022	2021
Deferred Tax Assets:
Net operating loss carry-forwards	$226,625	$246,276
Tax credits	1,936	2,119
Equity-based compensation	3,951	3,976
Operating leases	32,769	40,627
Total gross deferred tax assets	265,281	292,998
Valuation allowance	(140,895)	(132,800)
	124,386	160,198
Deferred Tax Liabilities:
Depreciation and amortization	61,761	46,642
Accrued liabilities and other	77,690	103,705
Right-of-use assets	29,710	37,784
Gross deferred tax liabilities	169,161	188,131
Net deferred tax liabilities	$44,775	$27,933

At each balance sheet date, the Company assesses the likelihood that it will be able to realize its deferred tax assets. The Company considers all available positive and negative evidence in assessing the need for a valuation allowance. The Company maintains a full valuation allowance against certain of its deferred tax assets consisting primarily of net operating loss carryforwards related to its foreign operations in Europe, Asia, South America, Oceania and Africa.

As of December 31, 2022, the Company has combined net operating loss carry-forwards of $943.0 million. This amount includes federal net operating loss carry-forwards in the United States of $19.2 million, net operating loss carry-forwards related to its European operations of $913.7 million and $10.1 million related to its other international operations. Section 382 of the Internal Revenue Code in the United States limits the utilization of net operating losses when ownership changes, as defined by that section, occur. The Company has performed an analysis of its Section 382 ownership changes and has determined that the utilization of certain of its net operating loss carryforwards in the United States is limited based on the annual Section 382 limitation and remaining carryforward period. Of the net operating losses available at December 31, 2022 in the United States $19.2 million are limited for use under Section 382. Net operating loss carryforwards outside of the United States totaling $923.8 million are not subject to limitations similar to Section 382. The net operating loss carryforwards in the United States will expire, if unused, in 2026. The net operating loss carry-forwards related to the Company’s European operations include $780.5 million that do not expire and $133.2 million that expire between 2023 and 2038.

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

In the normal course of business the Company takes positions on its tax returns that may be challenged by taxing authorities. The Company evaluates all uncertain tax positions to assess whether the position will more likely than not be sustained upon examination. If the Company determines that the tax position is not more likely than not to be sustained, the Company records a liability for the amount of the benefit that is not more likely than not to be realized when the tax position is settled. The Company does not have a material liability for uncertain tax positions at December 31, 2022 and does not expect that its liability for uncertain tax positions will materially increase during the twelve months ended December 31, 2023, however, actual changes in the liability for uncertain tax positions could be different than currently expected. If recognized, changes in the Company’s total unrecognized tax benefits would impact the Company’s effective income tax rate.

The Company or one of its subsidiaries files income tax returns in the US federal jurisdiction and various state and foreign jurisdictions. The Company is subject to US federal tax and state tax examinations for years 2005 to 2022. The Company is subject to tax examinations in its foreign jurisdictions generally for years 2005 to 2022.

The following is a reconciliation of the Federal statutory income taxes to the amounts reported in the financial statements (in thousands).

	Years Ended December 31,
	2022	2021	2020
Federal income tax expense at statutory rates	$(5,537)	$(14,999)	$(2,166)
Effect of:
State income taxes, net of federal benefit	(1,700)	(4,123)	(1,091)
Impact of foreign operations	(651)	715	(365)
Non-deductible expenses	(2,679)	(1,365)	(411)
Tax effect of TCJA from foreign earnings	(360)	(389)	(66)
Other	—	—	32
Changes in valuation allowance	(10,303)	(3,074)	(29)
Income tax expense	$(21,230)	$(23,235)	$(4,096)

6. Commitments and contingencies:

Current and potential litigation

In accordance with the accounting guidance for contingencies, the Company accrues its estimate of a contingent liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Where it is probable that a liability has been incurred and there is a range of expected loss for which no amount in the range is more likely than any other amount, the Company accrues at the low end of the range. The Company reviews its accruals at least quarterly and adjusts them to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular matter. The Company has taken certain positions related to its obligations for leased circuits for which it is reasonably possible to result in a loss of up to $3.8 million in excess of the amount accrued at December 31, 2022. The Company was engaged in litigation in Virginia in which a former provider of transoceanic capacity to the Company was seeking approximately $0.6 million for alleged unpaid fees and the Company’s early termination of the arrangement. The complaint was filed in December 2021 in the Circuit Court of Fairfax County, Virginia. The trial took place in July 2022, and in August 2022, the Circuit Court issued an order requiring the Company to pay approximately $0.4 million in damages, inclusive of attorneys’ fees. The Company paid a final payment of approximately $0.4 million, reflecting accumulated interest and additional attorneys’ fees, in October 2022.

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

Network equipment sites and data center facilities

The Company enters into leases for network equipment sites and for space in data center facilities. Future minimum annual payments under these arrangements are as follows (in thousands):

For the year ending December 31,
2023	$28,038
2024	16,711
2025	12,937
2026	11,104
2027	3,065
Thereafter	1,164
$73,019

Expenses related to these arrangements were $21.8 million in 2022, $22.0 million in 2021 and $21.0 million in 2020.

Unconditional purchase obligations

Unconditional purchase obligations for equipment and services totaled $33.6 million at December 31, 2022. As of December 31, 2022, the Company had also committed to additional dark fiber IRU finance and operating lease agreements totaling $70.3 million in future payments to be paid over periods of up to 20 years. These obligations begin when the related fiber is accepted, which is generally expected to occur in 2023. Future minimum payments under these obligations are $6.2 million, $4.1 million, $2.8 million, $2.8 million and $3.2 million for the years ending December 31, 2023 to December 31, 2027, respectively, and $51.2 million, thereafter.

Defined contribution plan

The Company sponsors a 401(k) defined contribution plan that provides for a Company matching payment. The Company matching payments were paid in cash and were $0.9 million for 2022, $0.9 million for 2021 and $0.9 million for 2020.

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

Common stock buybacks

The Company’s Board of Directors has approved $50.0 million for purchases of the Company’s common stock under a buyback program (the “Buyback Program”). At December 31, 2022, there was $30.4 million remaining for purchases under the Buyback Program. During 2020, the Company purchased 79,056 shares of its common stock for $4.5 million. These shares of common stock were subsequently retired.There were no purchases of common stock in 2022 or 2021.

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

The weighted-average per share grant date fair value of options was $10.73 in 2022, $12.22 in 2021 and $13.21 in 2020. The following assumptions were used for determining the fair value of options granted in the three years ended December 31, 2022:

	Years Ended
	December 31,
Black-Scholes Assumptions	2022	2021	2020
Dividend yield	5.9%	4.6%	3.4%
Expected volatility	33.1%	33.4%	31.5%
Risk-free interest rate	3.0%	0.6%	1.1%
Expected life of the option term (in years)	4.1	4.2	4.2

Stock option activity under the Company’s Award Plan during the year ended December 31, 2022, was as follows:

	Number of	Weighted-Average
	Options	Exercise Price
Outstanding at December 31, 2021	148,535	$58.24
Granted	84,476	$61.28
Cancelled and expired	(49,836)	$66.77
Exercised—intrinsic value $0.3 million; cash received $0.6 million	(15,184)	$40.44
Outstanding at December 31, 2022—$0.7 million intrinsic value and 7.3 years weighted-average remaining contractual term	167,991	$58.85
Exercisable at December 31, 2022—$0.7 million intrinsic value and 5.7 years weighted-average remaining contractual term	91,351	$55.11
Expected to vest—$0.7 million intrinsic value and 6.9 years weighted-average remaining contractual term	144,268	$58.29

A summary of the Company’s non-vested restricted stock awards as of December 31, 2022 and the changes during the year ended December 31, 2022 are as follows:

		Weighted-Average
		Grant Date
Non-vested awards	Shares	Fair Value
Non-vested at December 31, 2021	1,253,321	$61.66
Granted	401,036	$66.08
Vested	(413,257)	$51.63
Forfeited	(77,079)	$69.72
Non-vested at December 31, 2022	1,164,021	$66.22

The weighted average per share grant date fair value of restricted stock granted was $66.08 in 2022 (0.4 million shares), $64.59 in 2021 (0.5 million shares) and $75.18 in 2020 (0.5 million shares). The fair value was determined using the quoted market price of the Company’s common stock on the date of grant. Valuations were obtained to determine the fair value for the shares granted to the Company’s CEO that are subject to the total shareholder return of the Company’s common stock compared to the total shareholder return of the Nasdaq Telecommunications Index.

	Years Ended
	December 31,
Additional Award Plan Information – Related to Stock Options & Restricted Stock (thousands)	2022	2021	2020
Equity-based compensation expense	$24,439	$26,822	$23,525
Income tax benefit related to stock options and restricted stock	2,489	6,314	4,211
Capitalized compensation expense related to stock options and restricted stock	2,277	3,222	2,275
Intrinsic value of stock options exercised	305	881	841
Fair value of shares of restricted stock vested	25,792	35,749	25,439

As of December 31, 2022, there was $35.3 million of total unrecognized compensation cost related to non-vested equity-based compensation awards. That cost is expected to be recognized over a weighted average period of 2.0 years.

9. Related party transactions:

Office leases

The Company’s headquarters is located in an office building owned by Sodium LLC whose owner is the Company’s Chief Executive Officer. The fixed annual rent for the headquarters building is $1.0 million per year plus an allocation of taxes and utilities. The lease began in May 2015, and the lease term was for five years. In February 2020, the lease term was extended to May 2025. The lease is cancellable at no cost by the Company upon 60 days’ notice. The Company’s audit committee reviews and approves all transactions with related parties. The Company paid $1.7 million in 2022, $1.7 million in 2021 and $1.7 million in 2020 for rent and related costs (including taxes and utilities) for this lease.

On January 6, 2023, the Company entered into two lease agreements (the “New Leases”), one with Thorium LLC and one with Germanium LLC, entities owned by the Company’s Chief Executive Officer, David Schaeffer. The Company’s Audit Committee, which is responsible for reviewing any related party transactions, reviewed and approved the Company’s entry into the New Leases.

The first of the New Leases is with Thorium LLC for approximately 54,803 square feet of office space, which will serve as office space for the Company replacing a portion of its current office space in the Northern Virginia area (“Office Lease”). The second of the New Leases is with Germanium LLC for approximately 1,587 square feet of technical space, in the building which will serve as network operations space for the Company (“Network Operations Lease”). The term for each of the New Leases is five years beginning March 1, 2023 (or an actual later date of occupancy). Both of the New Leases are cancellable by the Company without penalty upon 60 days written notice. The amount of fixed annual rent during the term of the Office Lease will be $1.2 million, and the Company is also responsible for paying its proportionate share of the building’s operating expenses that exceed a 2023 base year. The amount of fixed annual rent during the term of the Network Operations Lease will be $34,914, and the Company is also responsible for paying its metered utility costs and a proportionate share of the building’s other operating expenses that exceed a 2023 base year.

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

Year Ended December 31, 2022	On-net	Off-net	Non-core	Total
North America	$350,256	$128,486	$619	$479,361
Europe	82,451	16,144	49	98,644
Oceania	13,689	1,271	3	14,963
South America	5,656	174	2	5,832
Africa	727	77	—	804
Total	$452,779	$146,152	$673	$599,604

Year Ended December 31, 2021	On-net	Off-net	Non-core	Total
North America	$340,107	$127,383	$502	$467,992
Europe	87,929	17,729	72	105,730
Oceania	10,197	1,094	1	11,292
South America	4,102	173	1	4,276
Africa	503	4	—	507
Total	$442,838	$146,383	$576	$589,797

Year Ended December 31, 2020	On-net	Off-net	Non-core	Total
North America	$330,924	$129,879	$474	$461,277
Europe	79,568	17,252	47	96,867
Oceania	6,834	949	—	7,783
South America	2,056	48	—	2,104
Africa	72	—	—	72
Total	$419,454	$148,128	$521	$568,103

	December 31,	December 31,
	2022	2021
Long lived assets, net
North America	$397,434	$331,537
Europe and other	147,005	126,355
Total	$544,439	$457,892

11. Quarterly financial information (unaudited):

	Three months ended
	March 31,	June 30,	September 30,	December 31,
	2022	2022	2022	2022

	(in thousands, except share and per share amounts)
Service revenue	$149,175	$148,450	$150,000	$151,979
Network operations, including equity-based compensation expense	57,449	56,514	57,220	56,972
Operating income	28,784	29,566	28,095	27,311
Net income (loss) (1)	1,137	11,164	(8,007)	851
Net income (loss) per common share - basic	0.02	0.24	(0.17)	0.02
Net income (loss) per common share - diluted	0.02	0.24	(0.17)	0.02
Weighted-average number of common shares—basic	46,575,848	46,691,142	46,736,742	46,885,512
Weighted-average number of common shares—diluted	46,929,191	47,029,446	46,736,742	47,196,890

	Three months ended
	March 31,	June 30,	September 30,	December 31,
	2021	2021	2021	2021

	(in thousands, except share and per share amounts)
Service revenue	$146,777	$147,879	$147,927	$147,208
Network operations, including equity-based compensation expense	57,092	56,180	56,645	56,418
Operating income	26,291	28,211	28,556	36,165
Net income ( loss) (2)	18,851	(2,493)	13,320	18,507
Net income (loss) per common share - basic	0.41	(0.05)	0.29	0.40
Net income (loss) per common share - diluted	0.41	(0.05)	0.28	0.39
Weighted-average number of common shares—basic	46,067,096	46,229,603	46,293,524	46,420,168
Weighted-average number of common shares—diluted	46,507,258	46,229,603	46,866,929	46,992,639
(1)	Included in net income for the three months ended March 31, 2022 and June 30, 2022, are unrealized gains on foreign exchange on the 2024 Notes of $8.0 million and $23.5 million, respectively. Included in net income (loss) for the three months ended June 30, 2022, is a loss on debt extinguishment and redemption on the 2024 Notes of $11.9 million. Included in net income (loss) for the three months ended March 31, 2022, June 30, 2022, September 30, 2022 and December 31, 2022 are non-cash charges (benefit) from changes in the valuation of the Swap Agreement of $21.3 million, $7.5 million, $16.9 million and ($2.6) million, respectively.
(2)	Included in net income (loss) for the three months ended March 31, 2021, June 30, 2021, September 30, 2021 and December 31, 2021 are unrealized gains (losses) on foreign exchange on the 2024 Notes of $18.9 million, ($5.3) million, $10.2 million and $8.8 million, respectively. Included in net income (loss) for the three months ended March 31, 2021 and June 30, 2021, are losses on debt extinguishment and redemption on the 2022 Notes of $3.9 million and $10.8 million, respectively. Included in net income for the three months ended December 31, 2021 is a gain on lease termination of $7.4 million. Included in net income for the three months ended September 30, 2021 and December 31, 2021 are non-cash charges from changes in the valuation of the Swap Agreement of $3.1 million and $5.9 million, respectively.

12. Subsequent Events:

Dividend

On February 22, 2023, the Company’s Board of Directors approved the payment of a quarterly dividend of $0.925 per common share. The dividend for the first quarter of 2023 will be paid to holders of record on March 10, 2023. This estimated $43.3 million dividend payment is expected to be made on March 24, 2023.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

As required by Rule 13a-15(d) of the Exchange Act, we have assessed our internal control system in relation to criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission (2013 Framework). Based upon these criteria, we believe that, as of December 31, 2022, our system of internal control over financial reporting was effective.

The independent registered public accounting firm, Ernst & Young LLP, has audited our 2022 financial statements. Ernst & Young LLP was given unrestricted access to all financial records and related data, including minutes of all meetings of stockholders, the Board of Directors and committees of the Board. Ernst & Young LLP has issued an unqualified report on our 2022 financial statements as a result of the audit and also has issued an unqualified report on our internal control over financial reporting which is attached hereto.

Cogent Communications Holdings, Inc.

February 24, 2023

By:	/s/ David Schaeffer
David Schaeffer
Chief Executive Officer

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Cogent Communications Holdings, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Cogent Communications Holdings, Inc., and subsidiaries’ internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Cogent Communications Holdings, Inc., and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Cogent Communications Holdings, Inc. and subsidiaries as of December 31, 2022 and 2021, the related consolidated statements of comprehensive (loss) income, shareholders’ deficit and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a)2 (collectively referred to as the “consolidated financial statements”) and our report dated February 24, 2023 expressed an unqualified opinion thereon.

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

February 24, 2023

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated in this report by reference to the information set forth under the captions entitled “Proposal No. 1- Election of Directors,” “Executive Officers and Significant Employees,” “The Board of Directors and Committees,” and, if applicable, ”Delinquent Section 16(a) Reports” in our Proxy Statement for the 2023 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year (the “2023 Proxy Statement”).

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated in this report by reference to the information set forth under the captions entitled “The Board of Directors and Committees,” “Compensation Discussion and Analysis,” “Employment Agreements and Potential Post-Employment Compensation Arrangements,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the 2023 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated in this report by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in the 2023 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated in this report by reference to the information set forth under the caption “Certain Relationships and Related Transactions” and “The Board of Directors and Committees” in the 2023 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated in this report by reference to the information set forth under the caption “Relationship with Independent Registered Public Accountants” in the 2023 Proxy Statement.

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

2.2 *

Membership Interest Purchase Agreement, dated as of September 6, 2022, by and among Cogent Infrastructure, Inc., Sprint LLC and Sprint Communications LLC (previously filed as Exhibit 2.1 to our Current Report on Form 8-K, filed on September 7, 2022 and incorporated herein by reference). *

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
4.3

First Supplemental Indenture to the Base Indenture, dated as of June 10, 2020, among Cogent Communications Group, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee (previously filed as Exhibit 4.4 to our Current Report on Form 8-K, filed on June 10, 2020, and incorporated herein by reference).

4.4

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

4.5	Form of 4.375% Senior Notes due 2024 (previously filed as Exhibit A to the Exhibit 4.1 to our Current Report on Form 8-K, filed on June 9, 2020, and incorporated herein by reference).
4.6

First Supplemental Indenture to the Temporary Indenture, dated as of June 10, 2020, between Cogent Communications Group, Inc. and Wilmington Trust, National Association, as trustee (previously filed as Exhibit 4.1 to our Current Report on Form 8-K, filed on June 10, 2020, and incorporated herein by reference).

4.7

Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934 (previously filed as Exhibit 4.10 to our Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 28, 2020, and incorporated herein by reference).

4.8

Indenture related to the 3.500% Senior Secured Notes due 2026, dated as of May 7, 2021, among Cogent Communications Group, Inc., the guarantors named therein, and Wilmington Trust, National Association, as trustee and collateral agent (previously filed as Exhibit 4.1 to our Current Report on Form 8-K, filed on May 11, 2021 and incorporated herein by reference).

4.9	Form of 3.500% Senior Secured Notes due 2026 (previously filed as Exhibit A to the Exhibit 4.1 to our Current Report on From 8-K, filed on May 11, 2021 and incorporated herein by reference).
4.10

Indenture related to the 7.000% Senior Notes due 2027, dated as of June 22, 2022, among Cogent Communications Group, Inc., the guarantors named therein, and Wilmington Trust, National Association, as trustee and collateral agent (previously filed as Exhibit 4.1 to our Current Report on Form 8-K, filed on June 22, 2022 and incorporated herein by reference).

4.11	Form of 7.00% Senior Secured Notes due 2027 (previously filed as Exhibit A to the Exhibit 4.1 to our Current Report on From 8-K, filed on June 22, 2022 and incorporated herein by reference).
10.1 **

Dark Fiber IRU Agreement, dated April 14, 2000, between WilTel Communications, Inc. and Cogent Communications, Inc., as amended June 27, 2000, December 11, 2000, January 26, 2001, and February 21, 2001, filed as Exhibit 10.1 to our periodic report on Form 10-Q filed on May 5, 2022 and incorporated herein by reference. **

10.2

David Schaeffer Employment Agreement with Cogent Communications Group, Inc., dated February 7, 2000 (previously filed as Exhibit 10.6 to our Registration Statement on Form S-4, Commission File No. 333-71684, filed on October 16, 2001, and incorporated herein by reference).

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

10.25

John Chang Severance Agreement with Cogent Communications, Inc., dated December 18, 2012 (previously filed as Exhibit 10.25 to our Annual Report on Form 10-K filed on February 25, 2022, and incorporated herein by reference).

10.26

Raymond B. “Brad” Kummer Severance Agreement with Cogent Communications, Inc., dated September 25, 2003 (previously filed as Exhibit 10.26 to our Annual Report on Form 10-K filed on February 25, 2022, and incorporated herein by reference).

10.27	Henry Kilmer Severance Agreement with Cogent Communications, Inc., dated March 13, 2012 (filed herewith).
10.28

Lease Agreement (office space), dated January 6, 2023, between Thorium LLC and Cogent Communications, Inc. for offices at 198 Van Buren Street, Herndon, VA (previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on January 11, 2023 and incorporated herein by reference).

10.29

Lease Agreement (network operations), dated January 6, 2023, between Germanium LLC and Cogent Communications, Inc. for technical space at 196 Van Buren Street, Herndon, VA (previously filed as Exhibit 10.2 to our Current Report on Form 8-K, filed on January 11, 2023 and incorporated herein by reference)..

10.30

Guaranty, dated as of September 6, 2022, by and between Cogent Communications Holdings, Inc. and Sprint LLC (previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on September 7, 2022 and incorporated herein by reference).

10.31

Restricted Stock Award, dated as of January 3, 2022, between the Company and David Schaeffer (previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on January 5, 2022, and incorporated herein by reference).

10.32

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

101

The following materials from the Annual Report on Form 10-K of Cogent Communications Group, Inc. for the year ended December 31, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Changes in Stockholders’ Equity (Deficit), (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the iXBRL document).
*

In accordance with Item 601(a)(5) of Regulation S-K, certain schedules (or similar attachments) to this exhibit have been omitted. The Company will provide a copy of any omitted schedule to the Securities and Exchange Commission or its Staff upon request.

**	Confidential treatment requested and obtained as to certain portions. Portions have been omitted pursuant to this request where indicated by an asterisk.

Schedule II
COGENT COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at	Charged to		Balance at
	Beginning of	Costs and		End of
Description	Period	Expenses	(Deductions)	Period
Deferred tax valuation allowance
Year ended December 31, 2020	$131,069	$20,599	$(1,079)	$150,589
Year ended December 31, 2021	$150,589	$4,918	$(22,707)	$132,800
Year ended December 31, 2022	$132,800	$16,583	$(8,488)	$140,895

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COGENT COMMUNICATIONS HOLDINGS, INC.

Dated: February 24, 2023	By:	/s/ DAVID SCHAEFFER
		Name:	David Schaeffer
		Title:	Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID SCHAEFFER	Chairman and Chief Executive Officer
David Schaeffer	(Principal Executive Officer)	February 24, 2023

/s/ THADDEUS WEED	Vice President, Chief Financial Officer and Treasurer
Thaddeus Weed	(Principal Financial and Principal Accounting Officer)	February 24, 2023

/s/ PAUL DE SA
Paul De Sa	Director	February 24, 2023

/s/ STEVEN BROOKS
Steven Brooks	Director	February 24, 2023

/s/ SHERYL KENNEDY
Sheryl Kennedy	Director	February 24, 2023

/s/ DAVID BLAKE BATH
David Blake Bath	Director	February 24, 2023

/s/ MARC MONTAGNER
Marc Montagner	Director	February 24, 2023

/s/ LEWIS H. FERGUSON III
Lewis H. Ferguson III	Director	February 24, 2023

/s/ DENEEN HOWELL
Deneen Howell	Director	February 24, 2023

/s/ EVE HOWARD
Eve Howard	Director	February 24, 2023