Form 10-Q
period 2023-03-31
COGENT COMMUNICATIONS HOLDINGS, INC.
filed 2023-05-05
CIK 1158324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2023

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

Common Stock, $.001 par value 48,308,530 Shares Outstanding as of April 28, 2023

INDEX

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Condensed Consolidated Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets of Cogent Communications Holdings, Inc. and Subsidiaries as of March 31, 2023 (Unaudited) and December 31, 2022	3
	Condensed Consolidated Statements of Comprehensive Income (Loss) of Cogent Communications Holdings, Inc. and Subsidiaries for the Three Months Ended March 31, 2023 and March 31, 2022(Unaudited)	4
	Condensed Consolidated Statements of Cash Flows of Cogent Communications Holdings, Inc. and Subsidiaries for the Three Months Ended March 31, 2023 and March 31, 2022(Unaudited)	5
	Notes to Interim Condensed Consolidated Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31
Item 4.	Controls and Procedures	31

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings	32
Item 1A.	Risk Factors	32
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 6.	Exhibits	33
SIGNATURES		34
CERTIFICATIONS

PART I FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

COGENT COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2023 AND DECEMBER 31, 2022

(IN THOUSANDS, EXCEPT SHARE DATA)

	March 31,	December 31,
	2023	2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$184,140	$223,783
Restricted cash	50,282	52,129
Accounts receivable, net of allowance for credit losses of $2,675 and $2,303, respectively	45,172	44,123
Prepaid expenses and other current assets	49,203	45,878
Total current assets	328,797	365,913
Property and equipment:
Property and equipment	1,769,171	1,714,906
Accumulated depreciation and amortization	(1,197,136)	(1,170,476)
Total property and equipment, net	572,035	544,430
Right-of-use leased assets	79,430	81,601
Deposits and other assets	18,150	18,238
Total assets	$998,412	$1,010,182
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$18,501	$27,208
Accrued and other current liabilities	76,770	63,889
Current maturities, operating lease liabilities	12,369	12,005
Finance lease obligations, current maturities	19,782	17,182
Total current liabilities	127,422	120,284
Senior secured 2026 notes, net of unamortized debt costs of $840 and $905, respectively, and discount of $1,118 and $1,203, respectively	498,042	497,892
Senior unsecured 2027 notes, net of unamortized debt costs of $1,116 and $1,173, respectively, and discount of $2,338 and $2,456, respectively	446,546	446,371
Operating lease liabilities, net of current maturities	91,922	94,587
Finance lease obligations, net of current maturities	300,600	287,044
Other long-term liabilities	82,427	82,636
Total liabilities	1,546,959	1,528,814
Commitments and contingencies:
Stockholders’ deficit:
Common stock, $0.001 par value; 75,000,000 shares authorized; 48,296,882 and 48,013,330 shares issued and outstanding, respectively	48	48
Additional paid-in capital	582,524	575,064
Accumulated other comprehensive loss	(17,368)	(19,156)
Accumulated deficit	(1,113,751)	(1,074,588)
Total stockholders’ deficit	(548,547)	(518,632)
Total liabilities and stockholders’ deficit	$998,412	$1,010,182

The accompanying notes are an integral part of these condensed consolidated balance sheets.

COGENT COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND MARCH 31, 2022

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three Months Ended	Three Months Ended
	March 31, 2023	March 31, 2022
	(Unaudited)	(Unaudited)
Service revenue	$153,588	$149,175
Operating expenses:
Network operations (including $149 and $144 of equity-based compensation expense, respectively, exclusive of depreciation and amortization shown separately below)	58,638	57,449
Selling, general, and administrative (including $6,432 and $5,912 of equity-based compensation expense, respectively)	45,078	40,627
Acquisition costs – Sprint (T-Mobile) Wireline (Note 1)	400	—
Depreciation and amortization	25,160	22,688
Total operating expenses	129,276	120,764
Gains on lease terminations	—	373
Operating income	24,312	28,784
Interest expense	(19,005)	(14,168)
Change in valuation – interest rate swap agreement	1,847	(21,271)
Unrealized foreign exchange gain on 2024 Euro Notes	—	8,014
Interest income and other, net	3,498	319
Income before income taxes	10,652	1,678
Income tax expense	(4,504)	(541)
Net income	$6,148	$1,137

Comprehensive income (loss):
Net income	$6,148	$1,137
Foreign currency translation adjustment	1,788	(2,165)
Comprehensive income (loss)	$7,936	$(1,028)

Net income per common share:
Basic and diluted net income per common share	$0.13	$0.02
Dividends declared per common share	$0.925	$0.855

Weighted-average common shares - basic	47,037,091	46,575,848

Weighted-average common shares - diluted	47,381,226	46,929,191

The accompanying notes are an integral part of these condensed consolidated statements.

COGENT COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND MARCH 31, 2022

(IN THOUSANDS)

	Three Months	Three Months
	Ended	Ended
	March 31, 2023	March 31, 2022
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$6,148	$1,137
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,160	22,688
Amortization of debt discount and premium	324	417
Equity-based compensation expense (net of amounts capitalized)	6,581	6,056
Gains – lease transactions	(615)	(373)
Gains - equipment transactions and other, net	—	525
Unrealized foreign currency exchange gain on 2024 Euro Notes	—	(8,014)
Deferred income taxes	890	(58)
Changes in operating assets and liabilities:
Accounts receivable	(860)	76
Prepaid expenses and other current assets	(2,919)	(2,953)
Change in valuation – interest rate swap agreement	(1,847)	21,271
Accounts payable, accrued liabilities and other long-term liabilities	2,923	10,046
Deposits and other assets	36	(1,407)
Net cash provided by operating activities	35,821	49,411
Cash flows from investing activities:
Purchases of property and equipment	(23,204)	(18,121)
Net cash used in investing activities	(23,204)	(18,121)
Cash flows from financing activities:
Dividends paid	(45,311)	(41,298)
Proceeds from exercises of stock options	145	204
Principal payments on installment payment agreement	—	(571)
Principal payments of finance lease obligations	(9,450)	(5,863)
Net cash used in financing activities	(54,616)	(47,528)
Effect of exchange rates changes on cash	510	(615)
Net decrease in cash, cash equivalents and restricted cash	(41,489)	(16,853)
Cash, cash equivalents and restricted cash, beginning of period	275,912	328,624
Cash, cash equivalents and restricted cash, end of period	$234,423	$311,771
Supplemental disclosure of non-cash financing activities:
Fair value of equipment acquired in leases	$171	$—
Finance lease obligations incurred	$25,871	$6,982

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

Description of business

The Company is a facilities-based provider of low-cost, high-speed Internet access, private network services, and data center colocation space and power. The Company’s network is specifically designed and optimized to transmit packet switched data. The Company delivers its services primarily to small and medium-sized businesses, communications service providers and other bandwidth-intensive organizations in 51 countries across North America, Europe, Oceania, South America, Oceania and Africa. The Company is a Delaware corporation and is headquartered in Washington, DC.

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

The Company provides its on-net Internet access and private network services to its corporate and net-centric customers. The Company’s corporate customers are located in multi-tenant office buildings that typically include law firms, financial services firms, advertising and marketing firms, as well as health care providers, educational institutions and other professional services businesses. The Company’s net-centric customers include bandwidth-intensive users that leverage its network to either deliver content to end users or to provide access to residential or commercial internet users. Content delivery customers include over the top media service providers, content delivery networks, web hosting companies, and commercial content and application software providers. Access customers include access networks comprised of other Internet Service Providers, telephone companies, mobile phone operators and cable television companies that collectively provide internet access to a substantial number of broadband subscribers and mobile phone subscribers across the world. These net-centric customers generally receive the Company’s services in carrier neutral colocation facilities and in the Company’s own data centers. The Company operates data centers throughout North America and Europe that allow its customers to collocate their equipment and access the Company’s network.

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

In connection with the Company’s acquisition of the Wireline Business of Sprint Communications (as discussed below), the Company will begin to provide optical wavelength services and optical transport services over its fiber network. The Company will sell these wavelength services to its existing customers, customers of Sprint Communications and to new customers who require dedicated optical transport connectivity without the capital and ongoing expenses associated with owning and operating network infrastructure.

Acquisition of Sprint Communications

On September 6, 2022, Cogent Infrastructure, Inc., a Delaware corporation (the “Buyer”) and a direct wholly owned subsidiary of the Company, entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with Sprint Communications LLC, a Kansas limited liability company (“Sprint Communications”) and an indirect wholly owned subsidiary of T-Mobile US, Inc., a Delaware corporation (“T-Mobile”), and Sprint LLC, a Delaware limited liability company and an indirect wholly owned subsidiary of T-Mobile (the “Seller”), pursuant to which the Company acquired the U.S. long-haul fiber network (including the non-U.S. extensions thereof) of Sprint Communications and its subsidiaries (the “Wireline Business”). The Purchase Agreement provides that, upon the terms and conditions set forth therein, the Company purchased from the Seller all of the issued and outstanding membership interests (the “Purchased Interests”) of Wireline Network Holdings LLC, a Delaware limited liability company that, following an internal restructuring and divisive merger, holds Sprint Communications’ assets and liabilities relating to the Wireline Business (such transactions contemplated by the Purchase Agreement, collectively, the “Transaction”). The Purchase Agreement includes customary representations, warranties, indemnities and covenants, including regarding the conduct of the Wireline Business prior to the Closing. In addition, the Closing was subject to customary closing conditions, including as to the receipt of certain required regulatory approvals and consents, which have been received.

As discussed in Note 10, the acquisition closed on May 1, 2023 (the “Closing Date”). On the Closing Date, the Buyer consummated the Transaction pursuant to the terms of the Purchase Agreement, providing a purchase price of $1 payable to the Seller for the Purchased Interests, subject to adjustments for cash, working capital and other customary items, which resulted in the Buyer paying to the Seller approximately $61.1 million. The Company has agreed to guarantee the obligations of the Buyer under the Purchase Agreement pursuant to the terms of a Guaranty, dated as of September 6, 2022, by and between the Company and the Seller (the “Parent Guaranty”). The Parent Guaranty contains customary representations, warranties and covenants of the Company and the Seller.

Acquisition-Related Costs

In connection with the Transaction and negotiation of the Purchase Agreement, the Company incurred a total of $2.6 million in professional fees, including $0.4 million incurred in the three months ended March 31, 2023.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited condensed consolidated financial statements reflect all normal recurring adjustments that the Company considers necessary for the fair presentation of its results of operations and cash flows for the interim periods covered, and of the financial position of the Company at the date of the interim condensed consolidated balance sheet. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. While the Company believes that the disclosures are adequate to not make the information misleading, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in its annual report on Form 10-K for the year ended December 31, 2022.

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

Financial instruments

At March 31, 2023 and December 31, 2022, the carrying amount of cash and cash equivalents, restricted cash, accounts receivable, prepaid and other current assets, accounts payable, and accrued expenses approximated fair value because of the short-term nature of these instruments. The Company measures its cash equivalents and restricted cash at amortized cost, which approximates fair value based upon quoted market prices (Level 1). Based upon recent trading prices (Level 2—market approach) at March 31, 2023 the fair value of the Company’s $500.0 million aggregate principal amount Senior Secured Notes due 2027 (the “2027 Notes”) was $460.0 million, the fair value of the Company’s $450.0 million aggregate principal amount Senior Notes due 2026 (the “2026 Notes”) was $441.0 million and the estimated liability fair value of the Company’s interest rate swap agreement was $50.3 million.

Restricted cash and interest rate swap agreement

Restricted cash represents amounts held in segregated bank accounts by our clearing broker as margin in support of our Swap Agreement as discussed in Note 3 and was $50.3 million as of March 31, 2023. Additional cash may be further restricted to maintain our swap agreement as interest rates fluctuate and margin requirements change. The Company does not use derivative financial instruments for trading purposes.

Gross receipts taxes, universal service fund and other surcharges

Revenue recognition standards include guidance relating to taxes or surcharges assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer and may include, but are not limited to, gross receipts taxes, excise taxes, Universal Service Fund fees and certain state regulatory fees. Such charges may be presented gross or net based upon the Company’s accounting policy election. The Company records certain excise taxes and surcharges on a gross basis and includes them in its revenue and network operations expense. Excise taxes and surcharges billed to customers and recorded on a gross basis (as service revenue and costs of network operations) were $4.2 million and $3.7 million for the three months ended March 31, 2023 and March 31, 2022, respectively.

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

The following details the determination of diluted weighted average shares:

	Three Months	Three Months
	Ended	Ended
	March 31, 2023	March 31, 2022
Weighted average common shares - basic	47,037,091	46,575,848
Dilutive effect of stock options	16,299	21,310
Dilutive effect of restricted stock	327,836	332,033
Weighted average common shares - diluted	47,381,226	46,929,191

The following details unvested shares of restricted common stock as well as the anti-dilutive effects of stock options and restricted stock awards outstanding:

	March 31, 2023	March 31, 2022
Unvested shares of restricted common stock	1,261,342	1,352,439
Anti-dilutive options for common stock	100,777	85,921
Anti-dilutive shares of restricted common stock	137,892	479,655

Stockholders’ Deficit

The following details the changes in stockholders’ deficit for the three months ended March 31, 2023 and March 31, 2022, respectively (in thousands except share data):

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance at December 31, 2021	47,674,189	$48	$547,734	$(11,003)	$(909,877)	$(373,098)
Forfeitures of shares granted to employees	(9,582)	—	—	—	—	—
Equity-based compensation	—	—	6,614	—	—	6,614
Foreign currency translation	—	—	—	(2,165)	—	(2,165)
Issuances of common stock	256,800	—	—	—	—	—
Exercises of options	5,173	—	204	—	—	204
Dividends paid	—	—	—	—	(41,298)	(41,298)
Net income	—	—	—	—	1,137	1,137
Balance at March 31, 2022	47,926,580	$48	$554,552	$(13,168)	$(950,038)	$(408,606)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance at December 31, 2022	48,013,330	$48	$575,064	$(19,156)	$(1,074,588)	$(518,632)
Forfeitures of shares granted to employees	(6,509)	—	—	—	—	—
Equity-based compensation	—	—	7,315	—	—	7,315
Foreign currency translation	—	—	—	1,788	—	1,788
Issuances of common stock	286,762	—	—	—	—	—
Exercises of options	3,299	—	145	—	—	145
Dividends paid	—	—	—	—	(45,311)	(45,311)
Net income	—	—	—	—	6,148	6,148
Balance at March 31, 2023	48,296,882	$48	$582,524	$(17,368)	$(1,113,751)	$(548,547)

Revenue recognition

The Company recognizes revenue under ASU No. 2014-09, Revenue from Contracts with Customers (“ASC 606”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. Under ASC 606, installation fees for contracts with terms longer than month-to-month are recognized over the contract term. The Company believes that the installation fee does not give rise to a material right as defined by ASC 606 for contracts with terms longer than month-to-month. The Company recognizes revenue over the estimated average customer life for installation fees associated with month-to-month contracts, because the installation fee represents a material right as defined by ASC 606. The Company capitalizes certain contract acquisition costs that relate directly to a customer contract, including commissions paid to its sales team and sales agents, and amortizes these costs on straight-line basis over the period the services are transferred to the customer for commissions paid to its sales team (estimated customer life) and over the remaining original contract term for agent commissions. Management assesses these costs for impairment at least quarterly and as “triggering” events occur that indicate it is more likely than not that an impairment exists.

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

Service revenue recognized from amounts in deferred revenue (contract liabilities) at the beginning of the period during the three months ended March 31, 2023 was $1.8 million and during the three months ended March 31, 2022 was $1.9 million. Amortization expense for contract costs was $4.8 million for the three months ended March 31, 2023 and $4.7 million for the three months ended March 31, 2022.

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

	Three Months	Three Months
	Ended	Ended
	March 31, 2023	March 31, 2022
Finance lease costs
Amortization of right-of-use assets	$8,968	$6,998
Interest expense on finance lease liabilities	6,430	5,081
Operating lease cost	4,582	4,773
Total lease costs	19,980	16,852
Other lease information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	(5,136)	(6,621)
Operating cash flows from operating leases	(4,957)	(4,811)
Financing cash flows from finance leases	(9,450)	(5,863)
Right-of-use assets obtained in exchange for new finance lease liabilities	25,871	6,982
Right-of-use assets obtained in exchange for new operating lease liabilities	363	4,841
Weighted-average remaining lease term — finance leases (in years)	13.4	12.6
Weighted-average remaining lease term — operating leases (in years)	16.1	18.5
Weighted average discount rate — finance leases	8.8%	8.9%
Weighted average discount rate — operating leases	5.4%	5.4%

Finance leases—fiber lease agreements

The Company has entered into lease agreements with numerous providers of dark fiber under indefeasible-right-of use agreements (“IRUs”). These IRUs typically have initial terms of 15- 20 years and include renewal options after the initial lease term. The Company establishes the number of renewal option periods used in determining the lease term based upon its assessment at the inception of the lease of the number of option periods for which failure to renew the lease imposes a penalty in such amount that renewal appears to be reasonably certain. The option to renew may be automatic, at the option of the Company or mutually agreed to between the dark fiber provider and the Company. Once the Company has accepted the related fiber route, leases that meet the criteria for treatment as finance leases are recorded as a finance lease obligation and an IRU asset. The interest rate used in determining the present value of the aggregate future minimum lease payments is the Company’s incremental borrowing rate for the reasonably certain lease term. The implicit rates within the Company’s operating leases are generally not determinable and the Company determines its incremental borrowing rate for each lease using its current borrowing rate, adjusted for various factors including level of collateralization and term to align with the term of the lease. The determination of the Company’s incremental borrowing rate requires judgment. Finance lease assets are included in property and equipment in the Company’s consolidated balance sheets. As of March 31, 2023, the Company had committed to additional dark fiber IRU lease agreements totaling $100.0 million in future payments to be paid over periods of up to 20 years. These obligations begin when the related fiber is accepted, which is generally expected to occur in the next 12 months.

Operating leases

The Company leases office space and certain data center facilities under operating leases. In certain cases the Company also enters into short-term operating leases for dark fiber. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments under the lease. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the reasonably certain lease term. The implicit rates within the Company’s operating leases are generally not determinable and the Company uses its incremental borrowing rate at the lease commencement date to determine the present value of its lease payments. The determination of the Company’s incremental borrowing rate requires some judgment. The Company determines its incremental borrowing rate for each lease using its current borrowing rate, adjusted for various factors, including level of collateralization and term, to align with the term of the lease. Certain of the Company’s leases include options to extend or terminate the lease. The Company establishes the number of renewal option periods used in determining the operating lease term based upon its assessment at the inception of the operating lease of the number of option periods for which failure to renew the lease imposes a penalty in such amount that renewal appears to be reasonably certain. The option to renew may be automatic, at the option of the Company or mutually agreed to between the landlord or dark fiber provider and the Company. Once the Company has accepted the related fiber route or the facility lease term has begun, the present value of the aggregate future minimum operating lease payments is recorded as an operating lease liability and a right-of-use leased asset. Lease incentives and deferred rent liabilities for facilities operating leases are presented with, and netted against, the right-of-use leased asset. Lease expense for lease payments is recognized on a straight-line basis over the term of the lease.

The future minimum payments under these operating lease and finance lease agreements are as follows (in thousands):

	Operating	Finance
For the Twelve Months Ending March 31,	Leases	Leases
2024	17,434	44,301
2025	16,785	44,765
2026	13,692	37,553
2027	11,962	36,918
2028	10,772	43,054
Thereafter	84,003	346,896
Total minimum lease obligations	154,648	553,487
Less—amounts representing interest	(50,357)	(233,105)
Present value of minimum lease obligations	104,291	320,382
Current maturities	(12,369)	(19,782)
Lease obligations, net of current maturities	$91,922	$300,600

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

		Current-period
		Provision for	Write offs
	Beginning	Expected Credit	Charged Against	Ending
Description	Balance	Losses	Allowance	Balance
Allowance for credit losses (deducted from accounts receivable)
Three months ended March 31, 2023	$2,303	$1,548	$(1,176)	$2,675
Three months ended March 31, 2022	$1,510	$946	$(980)	$1,476

Net bad debt expense for the three months ended March 31, 2023 was $1.2 million which is net of bad debt recoveries of $0.3 million. Net bad debt expense for the three months ended March 31, 2022 was $0.3 million which is net of bad debt recoveries of $0.6 million.

2.  Property and equipment:

Depreciation and amortization expense related to property and equipment and finance leases was $25.2 million and $22.7 million for the three months ended March 31, 2023 and 2022, respectively. The Company capitalized the compensation costs of employees directly involved with its construction activities of $3.7 million and $3.2 million for the three months ended March 31, 2023 and 2022, respectively.

3.  Long-term debt:

As of March 31, 2023, the Company had outstanding $450.0 million aggregate principal amount of 2027 Notes and $500.0 million aggregate principal amount of 2026 Notes. The 2027 Notes were issued in June 2022, are due on June 15, 2027 and bear interest at a rate of 7.00% per year. Interest on the 2027 Notes is paid semi-annually on June 15 and December 15 of each year. The 2026 Notes were issued in May 2021, are due on May 1, 2026 and bear interest at a rate of 3.50% per year. Interest on the 2026 Notes is paid semi-annually on May 1 and November 1 of each year. In June 2022, the Company redeemed and extinguished its €350.0 million aggregate principal amount of Senior Unsecured Euro Notes due 2024 (the “2024 Notes”). The 2024 Notes were due on June 30, 2024 and bore interest at a rate of 4.375% per year. Interest on the 2024 Notes was paid semi-annually on June 30 and December 30 of each year.

Limitations under the indentures

The indentures governing the 2027 Notes and the 2026 Notes (the “Indentures”), among other things, limit the Company’s ability to incur indebtedness; to pay dividends or make other distributions; to make certain investments and other restricted payments; to create liens; to consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; to incur restrictions on the ability of a subsidiary to pay dividends or make other payments; and to enter into certain transactions with its affiliates. There are certain exceptions to the limitations on the Company’s ability to incur indebtedness under the Indentures, including IRU agreements incurred in the normal course of business and any additional indebtedness if the Company’s consolidated leverage ratio, as defined in the Indentures, is less than 6.0 to 1.0 or the Company’s fixed charge coverage ratio, as defined in the Indentures, is 2.0 to 1.0 or greater. The Company can also incur unlimited liens (which can be used, together with capacity under the debt covenant, to incur additional secured indebtedness) if the Company’s consolidated secured leverage ratio, as defined in the Indentures, is less than 4.0 to 1.0. Under the Indentures, the Company can pay dividends, make other distributions, make certain investments and make other restricted payments under certain circumstances, including if, after giving pro forma effect to such restricted payment, the Company could still incur $1 of indebtedness, as defined (i.e., either its consolidated leverage ratio is less than 6.0 to 1.0 or its fixed charge coverage ratio is 2.0 to 1.0 or greater). As of March 31, 2023, the Company’s consolidated leverage ratio was below 6.0, the Company’s consolidated secured leverage ratio was below 4.0 and the Company’s fixed charge coverage ratio was above 2.0. As of March 31, 2023, a total of $426.1 million (inclusive of a $250.0 general basket) was unrestricted and permitted for restricted payments, including dividends and stock purchases.

Interest rate swap agreement

As of March 31, 2023, the Company was party to an interest rate swap agreement (the “Swap Agreement”) that has the economic effect of modifying the fixed interest rate obligation associated with its 2026 Notes to a variable interest rate obligation based on the Secured Overnight Financing Rate (“SOFR”) so that the interest payable on the 2026 Notes effectively became variable based on overnight SOFR. The critical terms of the Swap Agreement match the terms of the 2026 Notes, including the notional amount and the optional redemption date on February 1, 2026. The Company did not elect hedge accounting for the Swap Agreement. The Swap Agreement is recorded at its fair value at each reporting period, and the Company incurs gains and losses due to changes in market interest rates. By entering into the Swap Agreement, the Company has assumed the risk associated with variable interest rates. Changes in interest rates affect the valuation of the Swap Agreement that the Company recognizes in its consolidated statements of comprehensive income. The values that the Company reports for the Swap Agreement as of each reporting date are recognized as “change in valuation – interest rate swap” with the corresponding amounts included in assets or liabilities in the Company’s consolidated balance sheets. As of March 31, 2023 the fair value of the Swap Agreement was a net liability of $50.3 million of which $20.2 million is presented with accrued and other current liabilities and $30.1 million is presented with other long-term liabilities. In the three months ended March 31, 2023 and 2022, the Company recorded an unrealized gain (loss) related to the Swap Agreement of $1.8 million and ($21.3) million, respectively. The Company has made a $52.4 million deposit with the counterparty to the Swap Agreement. If the fair value of the Swap Agreement exceeds a net liability of $52.4 million the Company will be required to deposit additional funds with the counterparty equal to the net liability fair value. As of March 31, 2023, $50.3 million of the deposit was restricted and $2.1 million was unrestricted.

Under the Swap Agreement, the Company pays the counterparty a semi-annual payment based upon overnight SOFR plus a contractual interest rate spread, and the counterparty pays the Company a semi-annual fixed 3.50% interest payment. The settlement payment is made each November and May until the Swap Agreement expires in February 2026. Under the first Swap Agreement settlement in November 2021, the Company received a payment of $0.6 million from the counterparty for a net cash savings of $0.6 million for the period from August 9, 2021 (the Swap Agreement inception date) to October 31, 2021. Under the settlement payment made in May 2022, the Company received a payment of $1.2 million from the counterparty for a net cash savings of $1.2 million for the period from November 1, 2021 to April 30, 2022. Under the settlement payment made in November 2022, the Company made a payment of $3.4 million to the counterparty for a net cash interest cost of $3.4 million for the period from May 1, 2022 to October 31, 2022. Under the settlement payment to be made in May 2023, the Company made a payment of approximately $9.5 million to the counterparty for a net cash interest cost of approximately $9.5 million for the period from November 1, 2022 to April 30, 2023.

4.  Commitments and contingencies:

Current and potential litigation

In accordance with the accounting guidance for contingencies, the Company accrues its estimate of a contingent liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Where it is probable that a liability has been incurred and there is a range of expected loss for which no amount in the range is more likely than any other amount, the Company accrues at the low end of the range. The Company reviews its accruals at least quarterly and adjusts them to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular matter. The Company has taken certain positions related to its obligations for leased circuits for which it is reasonably possible could result in a loss of up to $3.9 million in excess of the amount accrued at March 31, 2023.

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

5.  Income taxes:

The components of income before income taxes consist of the following (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2023	March 31, 2022
Domestic	$2,978	$3,352
Foreign	7,674	(1,674)
Total	$10,652	$1,678

6.  Common stock buyback program and stock options and award plan:

The Company’s Board of Directors has approved purchases of shares of the Company’s common stock under a buyback program (the “Buyback Program”) through December 31, 2023. As of March 31, 2023, there was $30.4 million remaining for purchases under the Buyback Program. There were no purchases of common stock during both the three months ended March 31, 2023 and March 31, 2022.

During the three months ended March 31, 2023 the Company granted 258,762 shares of restricted stock to primarily to its executive employees valued at $16.0 million that primarily vest over periods ending in December 2026. The vesting of 104,850 of these shares is subject to certain performance conditions. Of the total performance shares granted, the vesting of up to 29,334 performance shares granted to the Company’s CEO is subject to the total shareholder return of the Company’s common stock compared to the total shareholder return of the Nasdaq Telecommunications Index.

7.  Dividends on common stock:

On May 3, 2023, the Company’s Board of Directors approved the payment of a quarterly dividend of $0.935 per common share. This estimated $44.0 million dividend payment is expected to be made on June 2, 2023.

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

8.  Related party transactions:

Office leases

The Company’s headquarters is located in an office building owned by Sodium LLC whose owner is the Company’s Chief Executive Officer, David Schaeffer. The fixed annual rent for the headquarters building is $1.0 million per year plus an allocation of taxes and utilities. The lease began in May 2015, and the lease term was for five years. In February 2020, the lease term was extended to May 2025.The lease is cancellable at no cost by the Company upon 60 days’ notice. The Audit Committee of the Company’s Board of Directors (the “Audit Committee”) reviews and approves all transactions with related parties. The Company paid $0.4 million and $0.5 million in the three months ended March 31, 2023 and 2022, respectively, for rent and related costs (including taxes and utilities) for this lease.

On January 6, 2023, the Company entered into two lease agreements (the “New Leases”), one with Thorium LLC and one with Germanium LLC, entities owned by the Company’s Chief Executive Officer, David Schaeffer. The Audit Committee, which is responsible for reviewing any related party transactions, reviewed and approved the Company’s entry into the New Leases.

The first of the New Leases is with Thorium LLC for approximately 54,803 square feet of office space, which will serve as office space for the Company replacing a portion of its current office space in the Northern Virginia area (“Office Lease”). The second of the New Leases is with Germanium LLC for approximately 1,587 square feet of technical space, in the building which will serve as network operations space for the Company (“Network Operations Lease”). The term for each of the New Leases is five years beginning March 1, 2023 (or an actual later date of occupancy). Both of the New Leases are cancellable by the Company without penalty upon 60 days written notice. The amount of fixed annual rent during the term of the Office Lease will be $1.2 million, and the Company is also responsible for paying its proportionate share of the building’s operating expenses that exceed a 2023 base year. The Company made no payments in the three months ended March 31, 2023 for rent and related costs for the Office Lease as the Company did not take occupancy of the space until April 2023. The amount of fixed annual rent during the term of the Network Operations Lease will be $34,914, and the Company is also responsible for paying its metered utility costs and a proportionate share of the building’s other operating expenses that exceed a 2023 base year. The Company made no payments in the three months ended March 31, 2023 for rent and related costs for the Network Operations Lease as the Company did not take occupancy of the space until April 2023.

9.  Segment information:

The Company operates as one operating segment. The Company’s service revenue by geographic region and product class and long-lived assets by geographic region are as follows (in thousands):

Three Months Ended March 31, 2023
Revenues	On-net	Off-net	Non-core	Total
North America	$88,697	$32,876	$136	$121,709
Europe	21,847	4,020	16	25,883
Oceania	3,755	327	9	4,091
South America	1,645	33	1	1,679
Africa	199	27	—	226
Total	$116,143	$37,283	$162	$153,588

Three Months Ended March 31, 2022
Revenues	On-net	Off-net	Non-core	Total
North America	$86,442	$31,710	$140	$118,292
Europe	21,496	4,274	10	25,780
Oceania	3,141	337	3	3,481
Latin America	1,392	58	1	1,451
Africa	163	8	—	171
Total	$112,634	$36,387	$154	$149,175

	March 31,	December 31,
	2023	2022
Long-lived assets, net
North America	$419,979	$397,434
Europe and other	152,064	147,005
Total	$572,043	$544,439

The majority of North American revenue consists of services delivered within the United States.

10.  Subsequent Events:

On May 1, 2023 (the “Closing Date”), Cogent Infrastructure, Inc., a Delaware corporation (the “Buyer”) and a direct wholly owned subsidiary of the Company, closed on its acquisition of the U.S. long-haul fiber network (including the non-U.S. extensions thereof) of Sprint Communications and its subsidiaries (the “Wireline Business”) in accordance with the terms and conditions of the Membership Interest Purchase Agreement (the “Purchase Agreement”), dated September 6, 2022, by and among the Buyer, Sprint Communications LLC, a Kansas limited liability company (“Sprint Communications”) and an indirect wholly owned subsidiary of T-Mobile US, Inc., a Delaware corporation (“T-Mobile”), and Sprint LLC, a Delaware limited liability company and an indirect wholly owned subsidiary of T-Mobile (the “Seller”). On the Closing Date, the Company purchased from the Seller all of the issued and outstanding membership interests (the “Purchased Interests”) of Wireline Network Holdings LLC, a Delaware limited liability company that, following an internal restructuring and divisive merger, holds Sprint Communications’ assets and liabilities relating to the Wireline Business (such transactions contemplated by the Purchase Agreement, collectively, the “Transaction”).

Purchase Price

On the Closing Date, the Buyer consummated the Transaction pursuant to the terms of the Purchase Agreement, providing a purchase price of $1 payable to the Seller for the Purchased Interests, subject to customary adjustments, including working capital (the “Working Capital Adjustment”), as set forth in the Purchase Agreement. As consideration for the Purchased Interests, the Working Capital Adjustment (primarily related to acquired cash and cash equivalents of an estimated $43.4 million in order to fund the International operations of the Wireline Business) resulted in the Buyer making a payment of $61.1 million to the Seller on the Closing Date. Additionally, the Working Capital Adjustment includes an estimated payment of $30.8 million from Seller to Buyer related to acquired lease obligations. This amount will be paid in equal payments of 25% each in months 55 to 58 after the Closing Date.

IP Transit Services Agreement

On the Closing Date, T-Mobile USA, Inc., a Delaware corporation and direct subsidiary of T-Mobile (“TMUSA”), entered into an agreement for IP transit services, pursuant to which TMUSA will pay an affiliate of the Company an aggregate of $700 million, consisting of (i) $350 million in equal monthly installments during the first year after the Closing Date and (ii) $350 million in equal monthly installments over the subsequent 42 months.

Transition Services Agreement

On the Closing Date, the Buyer entered into a transition services agreement (the “TSA”) with the Seller, pursuant to which the Seller and certain of its affiliates will provide to the Buyer and its affiliates, and the Buyer and certain of its affiliates will provide to the Seller and certain of its affiliates, on an interim basis following the Closing Date, certain specified services (the “Transition Services”) to ensure an orderly transition following the separation of the Wireline Business from Sprint Communications. The services to be provided by the Seller and its affiliates include, among others, information technology support, back office and finance, real estate and facilities, vendor and supply chain management and human resources. The services to be provided by the Buyer and its affiliates include, among others, information technology and network support, finance and back office and other wireless business support.

The Transition Services are generally intended to be provided for a period of up to two years following the Closing Date, although such period may be extended for an additional one-year term by either party upon 30 days’ prior written notice. The fees for the Transition Services will be calculated using either a per service monthly fee or an hourly rate for the employees allocated to provide such services. Any third-party costs incurred in providing the Transition Services will be passed on to the party receiving such services at cost.

Either party to the TSA may terminate the agreement (i) with respect to any individual service for convenience upon 30 days’ prior written notice or (ii) in its entirety if the other party has failed to perform any of its material obligations and such failure is not cured within 30 days. The TSA provides for customary indemnification and limits on liability.

Other Services Provided to Seller

In addition, on the Closing Date, the Buyer and TMUSA entered into an agreement for colocation, connectivity services, pursuant to which the Buyer and certain of its affiliates will provide such services to the Seller for a per service monthly fee plus certain third-party costs incurred in providing the services.

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

Our acquisition of the Wireline Business of Sprint Communications (as defined below), including difficulties integrating our business with the Wireline Business, which may result in the combined company not operating as effectively and efficiently as expected; transition services required to support the Wireline Business and the related costs continuing for a period longer than expected, the COVID-19 pandemic and accompanying government policies worldwide; vaccination and in-office requirements, delays in the delivery of network equipment and optical fiber, future economic instability in the global economy, including the risk of economic recession and recent bank failures and liquidity concerns at certain other banks, which could affect spending on Internet services; the impact of changing foreign exchange rates (in particular the Euro to US dollar and Canadian dollar to US dollar exchange rates) on the translation of our non-US dollar denominated revenues, expenses, assets and liabilities into US dollars; legal and operational difficulties in new markets; the imposition of a requirement that we contribute to the US Universal Service Fund on the basis of our Internet revenue; changes in government policy and/or regulation, including rules regarding data protection, cyber security and net neutrality; increasing competition leading to lower prices for our services; our ability to attract new customers and to increase and maintain the volume of traffic on our network; the ability to maintain our Internet peering arrangements on favorable terms; our ability to renew our long-term leases of optical fiber that comprise our network; our reliance on an equipment vendor, Cisco Systems Inc., and the potential for hardware or software problems associated with such equipment; the dependence of our network on the quality and dependability of third-party fiber providers; our ability to retain certain customers that comprise a significant portion of our revenue base; the management of network failures and/or disruptions; our ability to make payments on our indebtedness as they become due and outcomes in litigation, risks associated with variable interest rates under our interest rate swap agreement (the “Swap Agreement”) as well as other risks discussed from time to time in our filings with the Securities and Exchange Commission, including, without limitation, this report and our annual report on Form 10-K for the year ended December 31, 2022.

Ukraine & Russia

Following the Russian invasion of Ukraine in February 2022, we terminated services to customers based in Russia and linked to the Russian government. These customers represented less than 0.3% of our consolidated revenues for the three months ended March 31, 2022. We do not provide service within Russia but we do provide services in Ukraine via our Ukrainian subsidiary, TOV Cogent Communications Ukraine (“Cogent Ukraine”). As a result of the damage to facilities caused by the war, our services in Ukraine have experienced periodic outages which our third-party fiber provider repairs for us. We have taken steps to enhance our network security, provide financial flexibility to our Ukrainian customers and assist our Ukrainian employees. We do not believe that the termination of services to certain Russian customers or the impact of the war on our ability to provide services in Ukraine will have, taken together, a material impact on our network, financial statements or operating results. Cogent Ukraine represented less than 0.3% of our consolidated revenues for the three months ended March 31, 2023 and less than 0.7% of our consolidated assets as of March 31, 2023.

General Overview

We are a facilities-based provider of low-cost, high-speed Internet access, private network services, and data center colocation space. Our network is specifically designed and optimized to transmit packet switched data. We deliver our services primarily to small and medium-sized businesses, communications service providers and other bandwidth-intensive organizations in 51 countries across North America, Europe, Oceania, South America, Oceania and Africa. We are a Delaware corporation, and we are headquartered in Washington, DC.

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

Our on-net revenues represented 75.6% of our revenues for the three months ended March 31, 2023 and 75.5% of our revenues for the three months ended March 31, 2022. We provide our on-net Internet access and private network services to our corporate and net-centric customers. Our corporate customers are located in multi-tenant office buildings (“MTOB’s”) which typically include law firms, financial services firms, advertising and marketing firms, as well as health care providers, educational institutions and other professional services businesses. Our net-centric customers include bandwidth-intensive users that leverage our network to either deliver content to end users or to provide access to residential or commercial internet users. Content delivery customers include over the top (“OTT”) media service providers, content delivery networks, web hosting companies, and commercial content and application software providers. Our net-centric customers include 7,864 access networks comprised of other Internet service providers (“ISPs”), telephone companies, mobile phone operators and cable television companies that collectively provide internet access to a substantial number of broadband subscribers and mobile phone subscribers across the world. These net-centric customers generally receive our services in carrier neutral colocation facilities and in our data centers. We operate data centers throughout North America and Europe that allow our customers to collocate their equipment and access our network.

In addition to providing our on-net services, we provide Internet access and private network services to customers that are not located in buildings directly connected to our network. We provide these off-net services primarily to corporate customers using other carriers’ circuits to provide the “last mile” portion of the link from the customers’ premises to our network. Our off-net revenues represented 24.3% of our revenues for the three months ended March 31, 2023 and 24.4% of our revenues for the three months ended March 31, 2022.

We also provide certain non-core services as a result of certain acquisitions. We continue to support but do not actively sell these non-core services. We expect revenue from non-core services to continue to decline or to remain flat. Our non-core revenues represented less than 0.1% of our revenues for both the three months ended March 31, 2023 and March 31, 2022.

Acquisition of Sprint Communications

On May 1, 2023 (the “Closing Date”), Cogent Infrastructure, Inc., a Delaware corporation and our direct wholly owned subsidiary, closed on its acquisition of the U.S. long-haul fiber network (including the non-U.S. extensions thereof) of Sprint Communications and its subsidiaries (the “Wireline Business”) in accordance with the terms and conditions of the Membership Interest Purchase Agreement (the “Purchase Agreement”), dated September 6, 2022, by and among us, Sprint Communications LLC, a Kansas limited liability company (“Sprint Communications”) and an indirect wholly owned subsidiary of T-Mobile US, Inc., a Delaware corporation (“T-Mobile”), and Sprint LLC, a Delaware limited liability company and an indirect wholly owned subsidiary of T-Mobile (the “Seller”). On the Closing Date, we purchased from the Seller all of the issued and outstanding membership interests (the “Purchased Interests”) of Wireline Network Holdings LLC, a Delaware limited liability company that, following an internal restructuring and divisive merger, holds Sprint Communications’ assets and liabilities relating to the Wireline Business (such transactions contemplated by the Purchase Agreement, collectively, the “Transaction”).

Purchase Price

On the Closing Date, we paid $1 to the Seller for the Purchased Interests, subject to customary adjustments, including working capital (the “Working Capital Adjustment”), as set forth in the Purchase Agreement. As consideration for the Purchased Interests, the Working Capital Adjustment (primarily related to acquired cash and cash equivalents of $43.4 million in order to fund the International operations of the Wireline Business) resulted in us making a payment of $61.1 million to the Seller at the consummation of the Transaction (the “Closing”). Additionally, the Working Capital Adjustment includes an estimated payment of $30.8 million from the Seller to us related to acquired lease obligations in equal payments of 25% each in months 55 to 58 after the Closing Date.

Wavelength and Optical Transport Services

In connection with our acquisition of the Wireline Business, we will begin to provide optical wavelength services and optical transport services over our fiber network. We intend to sell these wavelength services to our existing customers, customers of Sprint Communications and to new customers who require dedicated optical transport connectivity without the capital and ongoing expenses associated with owning and operating network infrastructure.

IP Transit Services Agreement

On the Closing Date, T-Mobile USA, Inc., a Delaware corporation and direct subsidiary of T-Mobile (“TMUSA”), entered into an agreement for IP transit services, pursuant to which TMUSA will pay us an aggregate of $700 million, consisting of (i) $350 million in equal monthly installments during the first year after the Closing Date and (ii) $350 million in equal monthly installments over the subsequent 42 months.

Transition Services Agreement

On the Closing Date, we also entered into a transition services agreement (the “TSA”) with the Seller, pursuant to which the Seller and certain of its affiliates will provide to us, and we will provide to the Seller and certain of its affiliates, on an interim basis following the Closing Date, certain specified services (the “Transition Services”) to ensure an orderly transition following the separation of the Wireline Business from Sprint Communications. The services to be provided by the Seller and its affiliates include, among others, information technology support, back office and finance, real estate and facilities, vendor and supply chain management and human resources. The services to be provided by us include, among others, information technology and network support, finance and back office and other wireless business support. The initial cost of services provided by the Seller to us is expected to be approximately $1.7 million per month and the cost of the services provided by us to the Seller is expected to be approximately $0.1 million per month however we believe these initial costs may fluctuate and diminish over time as each party modifies and eventually discontinues the use of Transition Services.

The Transition Services are generally intended to be provided for a period of up to two years following the Closing Date, although such period may be extended for an additional one-year term by either party upon 30 days’ prior written notice. The fees for the Transition Services have been calculated using either a per service monthly fee or an hourly rate for the employees allocated to provide such services. Any third-party costs incurred in providing the Transition Services will be passed on to the party receiving such services at cost.

Either party to the TSA may terminate the agreement (i) with respect to any individual service for convenience upon 30 days’ prior written notice or (ii) in its entirety if the other party has failed to perform any of its material obligations and such failure is not cured within 30 days. The TSA provides for customary indemnification and limits on liability.

Other Services Provided to Seller

In addition, on the Closing Date, we entered into an agreement with TMUSA for colocation, connectivity services, pursuant to which we will provide such services to the Seller for a per service monthly fee plus certain third-party costs incurred in providing the services. The initial amount of the services provided by us to the Seller is expected to be approximately $2.7 million per month however we believe this initial amount may fluctuate and diminish over time as Seller modifies and eventually discontinues the use of such services.

Competitive Advantages

We believe we address many of the data communications needs of small and medium-sized businesses, communications service providers and other bandwidth-intensive organizations by offering them high-quality, high-speed Internet access and private network services at attractive prices. With our acquisition of the Wireline Business we will be offering services to larger enterprise customers. We believe that our organization has the following competitive advantages:

Low Cost of Operation: We believe that the wireline telecom industry is undergoing, and will continue to face, significant price deflation for its applications and services. This price deflation is a result of a variety of factors including increased competition, enhanced substitutability of certain products and services and the continued impact of Moore’s Law, which has driven down the cost of technology, particularly for fiber optic Wavelength Division Multiplexing (“WDM”) equipment and optically interfaced routers. Faced with the backdrop of continued price deflation in our industry, we have made a series of discreet choices around our network design, operating strategy and product offerings that are consistent with our objective of becoming the low cost operator in our industry. Since our initiation of operations, this strategy has resulted in a rapid decline in our cost to transmit bits, which has increased our margins and decreased our capital intensity as measured by our capital expenditures per total revenues. Over the last five fiscal years, our cost of goods sold per bit delivered for our customers has declined at a compounded annual rate of 21.0%. Important components of our low cost operating strategy include:

●	One Network Protocol. Upon our founding, we selected to operate our network solely using Ethernet protocol. We made this selection in order to take advantage of the significantly greater installed base and lower cost of Ethernet network equipment versus other protocols, the substantially lower costs associated with operating and maintaining one network protocol and the continued benefits of the rapid price performance ratio improvements of Ethernet-related equipment. Our single network design allows us to avoid many of the costs that our competitors who operate circuit-switched, time-division multiplexing (“TDM”) and hybrid fiber coaxial networks incur related to provisioning, monitoring and maintaining multiple transport protocols. Selecting one operating protocol has also had positive effects in terms of our operating overhead and the simplicity of our organization. We believe the vast majority of our competition currently operates their networks with multiple protocols and we believe that attempts to upgrade their networks to one protocol would be operationally challenging and costly.
●	Widespread Access to Fiber on a Cost Effective, Long-Term Basis. We have acquired a large portfolio of dark fiber leases from around the world sourced from the excess inventory of existing networks. This choice to lease rather than build reduces our capital intensity and the operating costs of our intercity and metro networks. The nature of this portfolio and the individual leases provide us long-term access to dark fiber at attractive rates and, in many cases the opportunity to extend these leases for multiple terms. On average, a modest number of our dark fiber leases come up for renewal each year. We have relationships with 319 dark fiber vendors across the globe, enabling us to lease dark fiber on a long-term, cost-effective basis to virtually any geographic route or facility we require.
●	Narrow and Focused Product Set. Since our founding, we have strategically focused on delivering a very narrow product set to our customers. The vast majority of our revenue is driven or related to our high-capacity, bi-directional, symmetric internet access services which can be accessed on-net in MTOBs and carrier neutral data centers (“CNDCs”) or off-net through other carriers’ “last mile” connections to customer facilities. There are significant cost advantages as a result of this narrow product set. We believe that the relative size of our salesforce training, support and overhead is lower than comparable telecom providers which tend to offer a broader, one-stop shop product set to their client base.
●	Scalable Network Equipment and Hub Configurations. Due to our single network protocol and narrow product set, our transmission and network operations rely mainly on two sets of equipment for operation. In order to further scale our operating leverage, we have systematically reused older equipment in less dense portions of our network. Due to interoperability between the generations of products, we are able to transfer older equipment from our core, high-traffic areas to newer, less congested routes. The result of this dynamic grooming process is that we are able to utilize our equipment for materially longer time frames than the expected life of this equipment, thereby reducing our capital investment in our network. We design and build all of our network hubs to the same standards and configurations. This replication strategy provides us scale benefits in equipment purchases, training, and maintenance.

Greater Control and Superior Delivery. Our on-net service does not rely on circuits that must be provisioned by a third-party carrier. In our on-net MTOBs we provide our customers the entire network, including the “last mile” and the in-building wiring connecting to our customer’s suite. In our CNDCs we are collocated with our customers. As a result, only a cross-connection within the data center is required to provide our services to our customers. The structure of our on-net service provides us with more control over our service, quality and pricing. It also allows us to provision services more quickly and efficiently than provisioning services on a third-party carrier network. The vast majority of our on-net services can be installed in less than two weeks, which is materially faster than the installation times for some of our incumbent competitors.

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

Large Addressable Market. We have systematically evaluated and chosen our network extensions to buildings, data centers and markets based upon a rigorous set of criteria to evaluate the economic opportunity of network locations. Additional factors relevant to our pursuit of new buildings include the willingness of building owners to grant us access rights, the availability of optical fiber networks to serve those buildings, the costs to connect buildings to our network and equipment availability. We have also begun to evaluate the sustainability of new locations by evaluating the LEED Green Rating of Buildings, the potential to source renewable energy at potential locations and the potential impact of climate change on a location including access to water and the risk of flooding. Our network is connected to 3,190 total buildings located in 219 metropolitan markets. These buildings include 1,841 large MTOBs (totaling 1.0 billion square feet of office space) in major North American cities where we offer our services to a diverse set of high-quality corporate customers within close physical proximity of each other. These buildings also include 1,490 CNDCs located in 1,294 buildings in North America, Europe, South America, Oceania and Africa where our net-centric customers directly interconnect with our network. We also operate 55 of our own data centers across the United States and in Europe, which comprise over 621,000 square feet of floor space and are directly connected to our network. Our acquisition of the Wireline Business added 45 data centers to our network. We believe that these network points of presence strategically position our network to attract high levels of Internet traffic and maximize our revenue opportunities and profitability.

Balanced, High-Traffic Network. Since its inception, our network has grown significantly in terms of its geographic reach, customer connections, and traffic. We currently serve 7,864 access networks as well as numerous large and small content providers and 44,570 corporate customer connections. As a result of these growing bases of customers who distribute (content providers) and receive (access networks) content on our network, we believe that the majority of all the traffic remains “on-net” by both originating and terminating on our network. This control of traffic is an important differentiator as it increases our service reliability and speed of traffic delivery. The increasing share of traffic delivered from content providers to access networks also enhances our margins as we are compensated by both the originating customer and terminating customer. The breadth of our network, extensive size of our customer base, and the volume of our traffic enables us to be one of a handful of Tier 1 networks that are interconnected on a settlement-free basis. This Tier 1 network peering status broadens our geographic delivery capability and materially reduces our network costs.

Proven and Experienced Management Team. Our senior management team is composed of seasoned executives with extensive expertise in the telecommunications industry as well as knowledge of the markets in which we operate. The members of our senior management team have an average of over 20 years of experience in the telecommunications industry and many have been working together at the Company for several years. Several members of the senior management team have been working together at the Company since 2000. Our senior management team has designed and built our network and, during our formative years, led the integration of network assets we acquired through 13 significant previous acquisitions and managed the expansion and growth of our business. We anticipate that our management team will successfully manage the integration of the Wireline Business into our current operations.

Our Strategy

We intend to become the leading provider of high-quality, high-speed Internet access and private network services and to continue to improve our profitability and cash flow. The principal elements of our strategy include:

Grow our Corporate Customer Base. Our on-net corporate customers are typically small to medium-sized businesses connected to our network through MTOBs or connected to our network through one of our CNDCs. We generally sell two types of services to our corporate customers: dedicated internet access and private network services. We typically sell dedicated internet access at the same price per connection as our competitors, but our customers benefit from our significantly faster speeds and rapid installation times. These customers are increasingly integrating off-site data centers and cloud services into their IT infrastructure in order to take advantage of the safety, security and redundancy that is offered by locating company processing power, storage and software at a data center. An important part of this new infrastructure is a high-speed, dedicated internet connection from the corporate premises to the data center and the Internet and from one corporate premises to another corporate premises. We believe that the importance of data centers will increasingly lead tenants to reconfigure their communications infrastructure to include dedicated internet access across their locations. With our acquisition of Wireline Business we will be offering services to larger enterprise customers.

Increase our Share of the Net-Centric Market. We are currently one of the leading providers of high-speed internet access to a variety of content providers and access networks across the world. We intend to further load our high-capacity network as a result of the growing demand for high-speed internet access generated by these types of bandwidth-intensive applications such as over-the-top (“OTT”) media services, online gaming, video, Internet of Things (“IoT”), voice over IP (“VOIP”), remote data storage, and other services. We expect that we will continue to grow our shares of these segments by offering our customers a series of attractive features including:

●	Geographic breadth – We have the broadest CNDC footprint in the industry and currently offer network services in 51 countries – as net-centric customers seek a more international audience this footprint is a significant advantage;
●	High capacity and reliability – We offer 100 Mbps to 100 Gbps ports in all of the CNDCs and 400 Gbps in selected locations on our network, which differentiates the capacity choices we provide our net-centric clients;
●	Balanced customer base – Our leading share of content providers and access networks increases the amount of traffic that originates and terminates on our network thereby reducing latency and enhancing reliability;
●	Large and dedicated salesforce – Our team of net-centric sales professionals is one of the largest salesforces in this industry segment and enables us to better serve this customer segment while also identifying new sales opportunities and gaining new business and customers.
●	The customers of the Wireline Business will include a number of large enterprise customers, a type of customer that we have not traditionally served.

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

Continue to Improve our Sales Efforts and Productivity. A critical factor in our success has been our investment and focus on our sales and marketing efforts. We seek to maintain a consistent level of sales productivity as measured by the number of connections sold per salesperson per month, taking into account adjustments to the changing mix of products sold and installed. In order to gain market share in our targeted businesses, we expect to continue our sales efforts including introducing strategies and tools to optimize and improve our sales productivity. We have developed several training programs that are directed toward increasing our sales representative tenure and increasing our sales representative productivity. In addition, we have required all of our employees to work in the office on a full-time basis, thereby providing additional opportunities for management coaching and oversight in order to increase productivity.

Expand our Off-net Corporate Internet Access Business. We have agreements with over 500 national and international carriers providing us last mile network access to over 5 million commercial buildings that are lit by fiber optic cable across North America and that are not currently served by our network. We believe these agreements broaden our addressable market for corporate dedicated internet access and enhances our competitive position through the ability to provide enterprise-wide connectivity for corporate customers. In order to take advantage of this large set of commercial buildings we have developed an automated process to enable our salesforce to identify opportunities in the off-net market for dedicated internet access and to quickly offer pricing proposals to potential customers. We continue to negotiate reduced pricing under our numerous carrier agreements that enable us to reduce our cost of off-net services which enhances our competitive position in the marketplace.

Expand our Product Offerings to Include Wavelength and Optical Transport Services. In connection with our acquisition of the Wireline Business of Sprint Communications, we will provide optical wavelength and optical transport services, initially in the United States, over our fiber network. We will sell these services to our existing customers, customers of Sprint Communications and to new customers who require dedicated optical transport connectivity without the capital and ongoing expenses associated with owning and operating network infrastructure.

Results of Operations

Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022

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

	Three Months Ended
	March 31,		Percent
	2023	2022	Change

	(in thousands)
Service revenue	$153,588	$149,175	3.0%
On-net revenue	116,143	112,634	3.1%
Off-net revenue	37,283	36,387	2.5%
Network operations expenses (1)	58,638	57,449	2.1%
Selling, general, and administrative expenses (2)	45,078	40,627	11.0%
Depreciation and amortization expenses	25,160	22,688	10.9%
Unrealized foreign exchange gain on 2024 Notes	—	8,014	NM
Change in valuation – interest rate swap agreement	(1,847)	21,271	NM
Interest expense	19,005	14,168	34.1%
Income tax expense	4,504	541	NM
(1)	Includes non-cash equity-based compensation expenses of $149 and $144 in the three months ended March 31, 2023 and 2022, respectively.
(2)	Includes non-cash equity-based compensation expenses of $6,432 and $5,912 in the three months ended March 31, 2023 and 2022, respectively.

NM – not meaningful

	Three Months Ended
	March 31,		Percent
	2023	2022	Change
Other Operating Data
Average Revenue Per Unit (ARPU)
ARPU—on-net	$467	$463	0.9%
ARPU—off-net	$910	$948	(4.0)%
Average Price per Megabit — installed base	$0.25	$0.31	(20.4)%
Customer Connections—end of period
On-net	83,268	81,627	2.0%
Off-net	13,785	12,922	6.7%

Service Revenue. We continually work to grow our total service revenue by increasing the number of potential customers that we can reach on our network. We do this by investing capital to expand the geographic footprint of our network, increasing the number of buildings that we are connected to, including CNDC’s and MTOB’s, and increasing our penetration rate into our existing buildings. These efforts broaden the global reach of our network and increase the size of our potential addressable market. We also seek to grow our service revenue by investing in our sales and marketing team. We typically sell corporate connections at similar pricing to our competitors, but our clients benefit from our significantly faster speeds, greater aggregate throughput, enhanced service level agreements and rapid installation times. In the net-centric market, we offer comparable services in terms of capacity but typically at significantly lower prices.

Our service revenue increased by 3.0% from the three months ended March 31, 2022 to the three months ended March 31, 2023. Exchange rates negatively impacted our increase in service revenue by $1.6 million. All foreign currency comparisons herein reflect results for the three months ended March 31, 2023 translated at the average foreign currency exchange rates for the three months ended March 31, 2022. We increased our total service revenue by expanding our network, adding additional buildings to our network, increasing our penetration into the buildings connected to our network and gaining market share by offering our services at lower prices than our competitors.

Revenue recognition standards include guidance relating to any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, gross receipts taxes, Universal Service Fund fees and certain state regulatory fees. We record these taxes billed to our customers on a gross basis (as service revenue and network operations expense) in our consolidated statements of comprehensive income. The impact of these taxes including the Universal Service Fund, resulted in an increase to our revenues of $0.5 million from the three months ended March 31, 2022 to the three months ended March 31, 2023.

Our corporate customers generally purchase their services on a price per connection basis. Our net-centric customers generally purchase their services on a price per megabit metered basis. Revenues from our corporate and net-centric customers represented 55.8% and 44.2% of total service revenue, respectively, for the three months ended March 31, 2023 and represented 57.7% and 42.3% of total service revenue, respectively, for the three months ended March 31, 2022. Revenues from corporate customers decreased by 0.6% to $85.6 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. Revenues from our net-centric customers increased by 7.8% to $68.0 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022.

Our corporate customers take advantage of our superior speeds, greater aggregate throughput, service levels and installation times versus our competitors. The growing trend of customers installing second lines for redundancy in order to construct virtual private networks (“VPNs”) has also led to our ability to increase our corporate revenues. Beginning with and throughout the COVID-19 pandemic, we witnessed a deteriorating real estate market in and around the buildings we service in central business districts in North America. As a result of the rising vacancy levels and falling lease initiations or renewals, we experienced a slowdown in new sales to our corporate customers, which negatively impacted our corporate revenue results. During the three months ended March 31, 2023, we slowly began to see declining vacancy rates and rising office occupancy rates. In addition, we began to see positive trends in our corporate business. As the option to fully or partially work from home becomes permanently established at many companies, our corporate customers are integrating some of the new applications that became part of the remote work environment, which benefits our corporate business as these customers upgrade their Internet access infrastructure to higher capacity connections. Further, if and when companies eventually return to the buildings in which we operate, we believe it will present an opportunity for increased sales. However, the exact timing and path of these positive trends remains uncertain, and as the after effects of the COVID-19 pandemic linger, we may continue to see increased corporate customer turnover, fewer upgrades of existing corporate customer configurations and fewer new tenant opportunities, which would negatively impact our corporate revenue growth.

Our revenue from our net-centric customers increased primarily due to an increase in our number of net-centric customers and growth in network traffic from these customers partly offset by a decline in our average price per megabit. Our net-centric customers purchase our services on a price per megabit basis. The net-centric market exhibits significant pricing pressure due to the continued introduction of new technology which lowers the marginal cost of transmission and routing, and the commodity nature of the service where price is typically the only differentiating factor for these customers. Our average price per megabit of our installed base of customers declined by 20.4% from the three months ended March 31, 2022 to the three months ended March 31, 2023. We expect that our average price per megabit will continue to decline at similar rates. The impact of foreign exchange rates has a more significant impact on our net-centric revenues.

Our on-net revenues increased by 3.1% from the three months ended March 31, 2022 to the three months ended March 31, 2023. Our on-net revenues increased as we increased the number of our on-net customer connections by 2.0% at March 31, 2023 from March 31, 2022. On-net revenue increased at a greater rate than on-net customer connections primarily due to an increase in our on-net ARPU from the three months ended March 31, 2022 to the three months ended March 31, 2023. ARPU is determined by dividing revenue for the period by the average customer connections for that period.

Our off-net revenues increased by 2.5% from the three months ended March 31, 2022 to the three months ended March 31, 2023. Our off-net revenues increased primarily from the 6.7% increase in the number of our off-net customer connections from March 31, 2022 to March 31, 2023 offsetting the decrease in our off-net ARPU from the three months ended March 31, 2022 to the three months ended March 31, 2023.

Network Operations Expenses. Network operations expenses include the costs of personnel associated with service delivery, network management and customer support, network facilities costs, fiber and equipment maintenance fees, leased circuit costs, access and facilities fees paid to building owners and excise taxes billed to our customers and recorded on a gross basis. Our network operations expenses, including non-cash equity-based compensation expense, increased by 2.1% from the three months ended March 31, 2022 to the three months ended March 31, 2023. Non-cash equity-based compensation expense is included in network operations expenses consistent with the classification of the employee’s salary and other compensation. The increase in network operations expense is primarily attributable to an increase in costs related to our network and facilities expansion activities and an increase in power costs.

Selling, General, and Administrative (“SG&A”) Expenses. Our SG&A expenses, including non-cash equity-based compensation expense, increased by 11.0% from the three months ended March 31, 2022 to the three months ended March 31, 2023. Non-cash equity-based compensation expense is included in SG&A expenses consistent with the classification of the employee’s salary and other compensation. SG&A expenses increased primarily from an increase in salaries and benefits from a 12.2% increase in our total headcount. Our sales force headcount was 714 at March 31, 2023 and 620 at March 31, 2022, and our total headcount was 1,107 at March 31, 2023 and 987 at March 31, 2022.

Depreciation and Amortization Expenses. Our depreciation and amortization expense increased by 10.9% from the three months ended March 31, 2022 to the three months ended March 31, 2023. The increase is primarily due to the depreciation expense associated with the increase in deployed fixed assets.

Interest Expense. Our interest expense resulted from interest incurred on our €350.0 million aggregate principal amount of Senior Unsecured Euro Notes due 2024 (the “2024 Notes”) until these notes were fully extinguished in June 2022, interest incurred on our $500.0 million of 3.50% 2026 Notes that we issued in May 2021, interest incurred on our $450.0 million of 7.00% 2027 Notes that we issued in June 2022 and interest incurred on our finance lease obligations. Our interest expense increased by 34.1% from the three months ended March 31, 2022 to the three months ended March 31, 2023. The increase was primarily due to the increase in interest rates on our $450.0 million aggregate principal amount of Senior Unsecured 7.0% Notes due 2027 (the “2027 Notes”) as compared to our 4.375% 2024 Notes.

Change in Valuation - Interest Rate Swap Agreement. As of March 31, 2023, the fair value of our Swap Agreement was a net liability of $50.3 million, and we recorded an unrealized gain (loss) for the non-cash change in the valuation of the Swap Agreement of $1.8 million in the three months ended March 31, 2023 and ($21.3) million in the three months ended March 31, 2022

Under the Swap Agreement settlement payment made in November 2021, we received $0.6 million from the counterparty for a net cash savings of $0.6 million for the period from August 9, 2021 (the Swap Agreement inception date) to October 31, 2021, in May 2022, we received $1.2 million from the counterparty for a net cash savings of $1.2 million for the period from November 1, 2021 to April 30, 2022. Under the Swap Agreement settlement payment made in November 2022, we paid $3.4 million to the counterparty for a net cash interest cost of $3.4 million for the period from May 1, 2022 to October 31, 2022. Under the Swap Agreement settlement payment made in May 2023, we paid approximately $9.5 million to the counterparty for a net cash interest cost of approximately $9.5 million for the period from November 1, 2022 to April 30, 2023.

Unrealized Gain on Foreign Exchange – 2024 Notes. Our 2024 Notes were issued in Euros and were reported in our reporting currency – US Dollars until they were fully extinguished in June 2022. The unrealized gain on foreign exchange on our 2024 Notes from converting our 2024 Notes into USD was $8.0 million for the three months ended March 31, 2022.

Income Tax Expense. Our income tax expense was $4.5 million for the three months ended March 31, 2023 and $0.5 million for the three months ended March 31, 2022. The increase in our income tax expense is primarily related to the increase in our income before income taxes.

Buildings On-net. As of March 31, 2023 and 2022, we had a total of 3,190 and 3,065 on-net buildings connected to our network, respectively. The increase in our on-net buildings was a result of our disciplined network expansion program. We anticipate adding a similar number of buildings to our network for the next several years.

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

We have also had increasing success in raising capital by issuing notes and arranging financing and leases that have had a lower cost and more flexible terms. The combination of this improved operating performance and access to capital has enhanced our financial flexibility and increased our ability to make distributions to stockholders in the form of cash dividends or through share repurchases. Since our initial public offering, we have returned over $1.3 billion to our stockholders through share repurchases and dividends. We will continue to assess our capital and liquidity needs and, where appropriate, return capital to stockholders.

Over the next several years, we have significant contractual and anticipated cash outlays including our indicative dividend payments on our common stock, our maturing debt obligations, interest payments on our debt obligations and our projected capital expenditure requirements in order to help execute our business plan. Based upon our historical growth rate of our dividend, we expect that we would have to provide approximately $367 million in order to meet our expected quarterly dividend payments over the next two years. Our 2026 Notes accrue interest at 3.50%. Our $500.0 million of 2026 Notes mature in May 2026 and include annual interest payments of $17.5 million until maturity. In June 2022, we redeemed our 2024 Notes with the proceeds from our issuance of $450.0 million of our 2027 Notes. Our 2024 Notes accrued interest at 4.375% and our 2027 Notes accrue interest at 7.00%. Our $450.0 million of 2027 Notes mature in June 2027 and include annual interest payments of $31.5 million until maturity.

Under our Swap Agreement, we pay the counterparty a semi-annual payment based upon overnight SOFR plus a contractual interest rate spread, and the counterparty pays us a semi-annual fixed 3.50% interest payment. These settlement payments are made in November and May of each year until the Swap Agreement expires in February 2026. As of March 31, 2023 $50.3 million of our cash and cash equivalents are restricted for use under our Swap Agreement. We have made a $52.4 million deposit with the counterparty to the Swap Agreement. If the fair value of the Swap Agreement exceeds a net liability of $52.4 million we will be required to deposit additional funds with the counterparty equal to the net liability fair value. As of March 31, 2023, $50.3 million of the deposit was restricted and $2.1 million was unrestricted.

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

In light of the economic uncertainties associated with the global recessionary economy, the COVID-19 pandemic and recent bank failures and liquidity concerns at certain other banks, our executive officers and Board of Directors have continued to carefully monitor our liquidity and cash requirements. Based on current circumstances, we currently plan to continue our current dividend policy. Given uncertainties regarding the duration of the pandemic and timing for economic recovery, we will continue to monitor our capital spending. As we do each year, we will continue to monitor our future sources and uses of cash, and anticipate that we will make adjustments to our capital allocation strategies when, as and if determined by our Board of Directors.

Acquisition of Sprint Communications

The parties agreed to a $1 purchase price in consideration for the Purchased Interests of Sprint Communications, subject to customary adjustments, including the Working Capital Adjustment, as set forth in the Purchase Agreement. The Purchase Agreement includes customary representations, warranties, indemnities and covenants, including regarding the conduct of the Wireline Business prior to the Closing. In addition, the Closing was subject to customary closing conditions, including as to the receipt of certain required regulatory approvals and consents. All necessary closing conditions had been met and the Transaction closed on May 1, 2023. As consideration for the Purchased Interests the Working Capital Adjustment (primarily related to acquired cash and cash equivalents of $43.4 million in order to fund the International operations of the Wireline Business) resulted us making a payment of $61.1 million at Closing. Additionally, the Working Capital Adjustment includes an estimated payment of $30.8 million from the Seller to us related to acquired lease obligations in equal payments of 25% each in months 55 to 58 after the Closing Date.

IP Transit Services Agreement

On the Closing Date, TMUSA, entered into an agreement for IP transit services, pursuant to which TMUSA will pay us an aggregate of $700 million, consisting of (i) $350 million in equal monthly installments during the first year after the Closing Date and (ii) $350 million in equal monthly installments over the subsequent 42 months.

Transition Services Agreement (“TSA”)

On the Closing Date, we entered into a TSA with the Seller, pursuant to which the Seller and certain of its affiliates will provide to us, and we will provide to the Seller and certain of its affiliates, on an interim basis following the Closing Date, transition services (“Transition Services”) to ensure an orderly transition following the separation of the Wireline Business from Sprint Communications. The Transition Services to be provided by the Seller and its affiliates include, among others, information technology support, back office and finance, real estate and facilities, vendor and supply chain management and human resources. The Transition Services to be provided us include, among others, information technology and network support, finance and back office and other wireless business support.

The Transition Services are generally intended to be provided for a period of up to two years following the Closing Date, although such period may be extended for an additional one-year term by either party upon 30 days’ prior written notice. The fees for the Transition Services have been calculated using either a per service monthly fee or an hourly rate for the employees allocated to provide such services. Any third-party costs incurred in providing the Transition Services will be passed on to the party receiving such services at cost. The initial cost of services provided by the Seller to us is expected to be approximately $1.7 million per month and the cost of the services provided by us to the Seller is expected to be approximately $0.1 million per month however we believe these initial costs may fluctuate and diminish over time as each party modifies and eventually discontinues the use of Transition Services.

Either party to the TSA may terminate the agreement (i) with respect to any individual service for convenience upon 30 days’ prior written notice or (ii) in its entirety if the other party has failed to perform any of its material obligations and such failure is not cured within 30 days. The TSA provides for customary indemnification and limits on liability.

Other Services Provided to Seller

In addition, on the Closing Date, we entered into an agreement with TMUSA for colocation, connectivity services, pursuant to which we will provide such services to the Seller for a per service monthly fee plus certain third-party costs incurred in providing the services. The initial amount of the services provided by us to the Seller is expected to be approximately $2.7 million per month however we believe this initial amount may fluctuate and diminish over time as Seller modifies and eventually discontinues the use of such services.

Cash Flows

The following table sets forth our consolidated cash flows.

	Three Months Ended March 31,
(in thousands)	2023	2022
Net cash provided by operating activities	$35,821	$49,411
Net cash used in investing activities	(23,204)	(18,121)
Net cash used in financing activities	(54,616)	(47,528)
Effect of exchange rates changes on cash	510	(615)
Net decrease in cash and cash equivalents and restricted cash	$(41,489)	$(16,853)

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

Net Cash Used In Investing Activities. Our primary use of cash for investing activities is for purchases of property and equipment. Purchases of property and equipment were $23.2 million and $18.1 million for the three months ended March 31, 2023 and 2022, respectively. The changes in purchases of property and equipment are primarily due to the timing and scope of our network expansion activities including geographic expansion and adding buildings to our network.

Net Cash Used In Financing Activities. Our primary uses of cash for financing activities are for payments to redeem and extinguish our debt, dividend payments and principal payments under our finance lease obligations and for purchases of our common stock. During the three months ended March 31, 2023 and 2022 we paid $45.3 million and $41.3 million, respectively, for our quarterly dividend payments. Our quarterly dividend payments have increased due to increases in our quarterly dividend per share amounts. Principal payments under our finance lease obligations were $9.5 million and $5.9 million for the three months ended March 31, 2023 and 2022, respectively. The changes in our principal payments under our finance lease obligations are primarily due to the timing and extent of our network expansion activities including geographic expansion and adding buildings to our network. There were no purchases of our common stock in both the three months ended March 31, 2023 and 2022.

Cash Position and Indebtedness

At March 31, 2023, our total indebtedness, at par, was $1.3 billion and our total cash, cash equivalents and restricted cash ($50.3 million) was $234.4 million. Our total indebtedness at March 31, 2023 includes $320.4 million of finance lease obligations for dark fiber under long-term IRU agreements.

Summarized Financial Information of Holdings

Holdings is not a restricted subsidiary as defined under the indentures governing our 2026 Notes and our 2027 Notes (the “Indentures”). Holdings is a guarantor under these notes. Under the Indentures we are required to disclose financial information of Holdings including its assets, liabilities and its operating results (“Holdings Financial Information”). The Holdings Financial Information as of and for the three months ended March 31, 2023 is detailed below (in thousands).

March 31, 2023
(Unaudited)
Cash and cash equivalents	$23,670
Accrued interest receivable	34
Total assets	$23,704

Investment from subsidiaries	$493,911
Common stock	48
Accumulated deficit	(470,255)
Total equity	$23,704

Three Months
Ended
March 31, 2023
(Unaudited)
Equity‑based compensation expense	7,315
Interest income	367
Net loss	$(6,948)

Common Stock Buyback Program

Our Board of Directors has approved purchases of shares of our common stock under a buyback program (the “Buyback Program”). There were no purchases of shares of our common stock in the three months ended March 31, 2023 and 2022. As of March 31, 2023, there was a total of $30.4 million available under the Buyback Program that is authorized to continue through December 31, 2023.

Dividends on Common Stock and Return of Capital Program

On May 3, 2023, our Board of Directors approved the payment of our quarterly dividend of $0.935 per common share. This estimated $44.0 million dividend payment is expected to be made on June 2, 2023.

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

Impact of COVID-19 on Our Liquidity and Operating Performance

We continue to operate with a high level of liquidity, and as of March 31, 2023, we had cash, cash equivalents and restricted cash ($50.3 million) totaling $234.4 million. The COVID-19 pandemic has not impacted our credit rating to date, nor do we believe that it has materially changed our cost of capital. We believe we are able to timely service our debt obligations and will not require any concessions to do so. We believe we will have access to additional capital from a variety of sources and the public capital markets for debt and equity.

The COVID-19 pandemic has had, and may continue to have, an adverse impact on our business, financial condition and results of operations.

We may find it difficult to retain existing employees or to hire new employees because we have required all employees to return to the office on a full-time basis and in the United States to receive the COVID-19 vaccine and at least one booster.

Beginning with and throughout the COVID-19 pandemic, we witnessed a deteriorating real estate market in and around the buildings we service in central business districts in North America. As a result of the rising vacancy levels and falling lease initiations or renewals, we experienced a slowdown in new sales to our corporate customers, which negatively impacted our corporate revenue results. As the option to fully or partially work from home becomes permanently established at many companies, our corporate customers are integrating some of the new applications that became part of the remote work environment, which benefits our corporate business as these customers upgrade their Internet access infrastructure to higher capacity connections. Further, if and when companies eventually return to the buildings in which we operate, we believe it will present an opportunity for increased sales. However, the exact timing and path of these positive trends remains uncertain, and as the after effects of the COVID-19 pandemic linger, we may continue to see increased corporate customer turnover, fewer upgrades of existing corporate customer configurations and fewer new tenant opportunities, which would negatively impact our corporate revenue growth.

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

Critical Accounting Estimates

Management believes that as of March 31, 2023, there have been no material changes to our critical accounting policies and significant estimates from those listed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2022.

ITEM 3.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management believes that as of March 31, 2023, there have been no material changes to our exposures to market risk from those disclosed in Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of our annual report on Form 10-K for the year ended December 31, 2022, except as disclosed below under Item 1A “Risk Factors”.

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

ITEM 1A.            RISK FACTORS

We maintain our cash and cash equivalents at financial institutions in amounts in excess of insured limits.

The Company maintains the majority of its cash and cash equivalents in accounts with U.S. and multi-national financial institutions, and our deposits at certain of these institutions, including the counterparty to our Swap Agreement, exceed insured limits. Market conditions can impact the viability of these institutions. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position.

Management believes that as of March 31, 2023, except as set forth herein there have been no material changes to our risk factors from those disclosed in Item 1A “Risk Factors,” of our annual report on Form 10-K for the year ended December 31, 2022.

ITEM 2.              UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Board of Directors has authorized a plan to permit the repurchase of our common stock in negotiated and open market transactions through December 31, 2023. We may purchase shares from time to time depending on market, economic, and other factors. There were no purchases of shares of our common stock during the first quarter of 2023.

ITEM 6.              EXHIBITS.

(a)	Exhibits

Exhibit Number	Description
10.1

Restricted Stock Award, dated as of January 3, 2022, between the Company and David Schaeffer (previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on January 6, 2023, and incorporated herein by reference).

10.2

Lease Agreement (office space), dated January 6, 2023, between Thorium LLC and Cogent Communications, Inc. for offices at 198 Van Buren Street, Herndon, VA (previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on January 11, 2023, and incorporated herein by reference).

10.3

Lease Agreement (network operations), dated January 6, 2023, between Germanium LLC and Cogent Communications, Inc. for technical space at 196 Van Buren Street, Herndon, VA (previously filed as Exhibit 10.2 to our Current Report on Form 8-K, filed on January 11, 2023, and incorporated herein by reference).

31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer (furnished herewith)
32.2	Certification of Chief Financial Officer (furnished herewith)
101.1

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Comprehensive Income (Loss), (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (filed herewith).

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the iXBRL document).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 5, 2023	COGENT COMMUNICATIONS HOLDINGS, INC.

	By:	/s/ David Schaeffer
		Name:	David Schaeffer
		Title:	Chief Executive Officer

Date: May 5, 2023	By:	/s/ Thaddeus G. Weed
		Name:	Thaddeus G. Weed