Form 10-Q
period 2023-06-30
COGENT COMMUNICATIONS HOLDINGS, INC.
filed 2023-08-09
CIK 1158324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2023

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

Common Stock, $.001 par value 48,884,279 Shares Outstanding as of July 31, 2023

INDEX

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Condensed Consolidated Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets of Cogent Communications Holdings, Inc. and Subsidiaries as of June 30, 2023 (Unaudited) and December 31, 2022	3
	Condensed Consolidated Statements of Comprehensive Income of Cogent Communications Holdings, Inc. and Subsidiaries for the Three Months Ended June 30, 2023 and June 30, 2022(Unaudited)	4
	Condensed Consolidated Statements of Comprehensive Income of Cogent Communications Holdings, Inc. and Subsidiaries for the Six Months Ended June 30, 2023 and June 30, 2022(Unaudited)	5
	Condensed Consolidated Statements of Cash Flows of Cogent Communications Holdings, Inc. and Subsidiaries for the Six Months Ended June 30, 2023 and June 30, 2022(Unaudited)	6
	Notes to Interim Condensed Consolidated Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	45
Item 4.	Controls and Procedures	46
Item 5.	Other Information	47

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings	47
Item 1A.	Risk Factors	47
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47
Item 6.	Exhibits	48
SIGNATURES		49
CERTIFICATIONS

PART I FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

COGENT COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2023 AND DECEMBER 31, 2022

(IN THOUSANDS, EXCEPT SHARE DATA)

	June 30,	December 31,
	2023	2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$192,366	$223,783
Restricted cash	51,587	52,129
Accounts receivable, net of allowance for credit losses of $4,882 and $2,303, respectively	89,207	44,123
Due from T-Mobile, IP Transit Services Agreement, current portion, net of discount of $32,391	291,160	—
Due from T-Mobile, Transition Services Agreement	7,015	—
Prepaid expenses and other current assets	81,854	45,878
Total current assets	713,189	365,913
Property and equipment:
Property and equipment	2,856,108	1,714,906
Accumulated depreciation and amortization	(1,248,667)	(1,170,476)
Total property and equipment, net	1,607,441	544,430
Right-of-use leased assets	415,602	81,601
Intangible assets, net	56,070	—
Deposits and other assets	22,169	18,238
Due from T-Mobile, IP Transit Services Agreement, net of discount of $39,550	307,732	—
Due from T-Mobile, Purchase Agreement, net of discount of $16,526	40,534	—
Total assets	$3,162,737	$1,010,182
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$30,278	$27,208
Accrued and other current liabilities	117,612	63,889
Due to T-Mobile – Transition Services Agreement	118,777	—
Due to T-Mobile – Purchase Agreement	3,492	—
Current maturities, operating lease liabilities	125,551	12,005
Finance lease obligations, current maturities	20,114	17,182
Total current liabilities	415,824	120,284
Senior secured 2026 notes, net of unamortized debt costs of $776 and $905, respectively, and discount of $1,032 and $1,203, respectively	498,192	497,892
Senior unsecured 2027 notes, net of unamortized debt costs of $1,059 and $1,173, respectively, and discount of $2,218 and $2,456, respectively	446,723	446,371
Operating lease liabilities, net of current maturities	455,713	94,587
Finance lease obligations, net of current maturities	311,405	287,044
Deferred income tax liabilities	424,507	—
Other long-term liabilities	71,173	82,636
Total liabilities	2,623,537	1,528,814
Commitments and contingencies:
Stockholders’ equity (deficit):
Common stock, $0.001 par value; 75,000,000 shares authorized; 48,617,162 and 48,013,330 shares issued and outstanding, respectively	49	48
Additional paid-in capital	589,573	575,064
Accumulated other comprehensive loss	(15,627)	(19,156)
Accumulated deficit	(34,795)	(1,074,588)
Total stockholders’ equity (deficit)	539,200	(518,632)
Total liabilities and stockholders’ equity (deficit)	$3,162,737	$1,010,182

The accompanying notes are an integral part of these condensed consolidated balance sheets.

COGENT COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED JUNE 30, 2023 AND JUNE 30, 2022

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three Months Ended	Three Months Ended
	June 30, 2023	June 30, 2022
	(Unaudited)	(Unaudited)
Service revenue	$239,806	$148,450
Operating expenses:
Network operations (including $231 and $145 of equity-based compensation expense, respectively, exclusive of depreciation and amortization shown separately below)	137,502	56,514
Selling, general, and administrative (including $6,018 and $5,762 of equity-based compensation expense, respectively)	83,658	39,386
Acquisition costs – Sprint Wireline Business	739	—
Depreciation and amortization	52,511	23,071
Total operating expenses	274,410	118,971
Gains on lease terminations	—	87
Operating (loss) income	(34,604)	29,566
Interest expense	(28,653)	(13,478)
Gain on bargain purchase – Sprint Wireline Business	1,155,719	—
Change in valuation – interest rate swap agreement	(1,305)	(7,510)
Unrealized foreign exchange gain on 2024 Euro Notes	—	23,547
Loss on debt extinguishment and redemption – 2024 Euro Notes	—	(11,885)
Interest income – IP Transit Services Agreement	7,669	—
Interest income – Purchase Agreement	506	—
Interest income and other, net	200	(522)
Income before income taxes	1,099,532	19,718
Income tax benefit (expense)	24,331	(8,554)
Net income	$1,123,863	$11,164

Comprehensive income:
Net income	$1,123,863	$11,164
Foreign currency translation adjustment	1,741	(7,493)
Comprehensive income	$1,125,604	$3,671

Net income per common share:
Basic net income per common share	$23.84	$0.24
Diluted net income per common share	$23.65	$0.24
Dividends declared per common share	$0.935	$0.88

Weighted-average common shares - basic	47,137,822	46,691,142

Weighted-average common shares - diluted	47,526,207	47,029,446

The accompanying notes are an integral part of these condensed consolidated statements.

COGENT COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND JUNE 30, 2022

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Six Months Ended	Six Months Ended
	June 30, 2023	June 30, 2022
	(Unaudited)	(Unaudited)
Service revenue	$393,395	$297,622
Operating expenses:
Network operations (including $380 and $289 of equity-based compensation expense, respectively, exclusive of depreciation and amortization shown separately below)	196,140	113,963
Selling, general, and administrative (including $12,450 and $11,674 of equity-based compensation expense, respectively)	128,736	80,013
Acquisition costs – Sprint Wireline Business	1,139	—
Depreciation and amortization	77,669	45,762
Total operating expenses	403,684	239,738
Gains on lease terminations	—	460
Operating (loss) income	(10,289)	58,344
Interest expense	(47,658)	(27,648)
Gain on bargain purchase – Sprint Wireline Business	1,155,719	—
Change in valuation – interest rate swap agreement	542	(28,781)
Unrealized foreign exchange gain on 2024 Euro Notes	—	31,561
Loss on debt extinguishment and redemption- 2024 Euro Notes	—	(11,885)
Interest income – IP Transit Services Agreement	7,669	—
Interest income – Purchase Agreement	506	—
Interest income and other, net	3,695	(195)
Income before income taxes	1,110,184	21,396
Income tax benefit (expense)	19,827	(9,095)
Net income	$1,130,011	$12,301

Comprehensive income:
Net income	$1,130,011	$12,301
Foreign currency translation adjustment	3,529	(9,658)
Comprehensive income	$1,133,540	$2,643

Net income per common share:
Basic net income per common share	$23.97	$0.26
Diluted net income per common share	$23.79	$0.26
Dividends declared per common share	$1.860	$1.735

Weighted-average common shares - basic	47,142,074	46,705,088

Weighted-average common shares - diluted	47,508,334	47,050,911

The accompanying notes are an integral part of these condensed consolidated statements.

COGENT COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND JUNE 30, 2022

(IN THOUSANDS)

	Six Months Ended	Six Months Ended
	June 30, 2023	June 30, 2022
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$1,130,011	$12,301
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	77,669	45,762
Amortization of debt discount and premium	652	829
Amortization of discounts, Due from T-Mobile, IP Transit Services & Purchase Agreements	(8,175)	—
Equity-based compensation expense (net of amounts capitalized)	12,830	11,963
Gain on bargain purchase – Sprint Wireline Business	(1,155,719)	—
Gains - equipment transactions and other, net	(608)	1,308
Loss on debt extinguishment and redemption – 2024 Euro Notes	—	11,885
Unrealized foreign currency exchange gain on 2024 Euro Notes	—	(31,561)
Deferred income taxes	(27,190)	3,138
Changes in operating assets and liabilities:
Accounts receivable	(4,918)	(3,529)
Prepaid expenses and other current assets	(14,140)	(5,150)
Change in valuation – interest rate swap agreement	(542)	28,781
Due to T-Mobile – Transition Services Agreement	118,777	—
Due from T-Mobile – Transition Services Agreement	(7,015)	—
Unfavorable lease liabilities	(6,469)	—
Accounts payable, accrued liabilities and other long-term liabilities	3,179	8,233
Deposits and other assets	133	(146)
Net cash provided by operating activities	118,475	83,814
Cash flows from investing activities:
Cash payments - IP Transit Agreement – T-Mobile	29,167	—
Acquisition of Sprint Wireline Business, net of 47.1 million of cash acquired	(14,034)	—
Purchases of property and equipment	(60,653)	(35,409)
Net cash used in investing activities	(45,520)	(35,409)
Cash flows from financing activities:
Dividends paid	(90,218)	(83,153)
Redemption and extinguishment – 2024 Euro Notes	—	(375,354)
Net proceeds from issuance of senior unsecured 2027 Notes - net of debt costs of $1,290	—	446,010
Proceeds from exercises of stock options	385	334
Principal payments on installment payment agreement	—	(790)
Principal payments of finance lease obligations	(17,247)	(11,099)
Net cash used in financing activities	(107,080)	(24,052)
Effect of exchange rates changes on cash	2,166	(3,130)
Net (decrease) increase in cash, cash equivalents and restricted cash	(31,959)	21,223
Cash, cash equivalents and restricted cash, beginning of period	275,912	328,624
Cash, cash equivalents and restricted cash, end of period	$243,953	$349,847
Supplemental disclosure of non-cash financing activities:
Fair value of equipment acquired in leases	$171	$1,088
Finance lease obligations incurred	$42,639	$23,685

The accompanying notes are an integral part of these condensed consolidated statements.

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Description of the business:

Reorganization and merger

On May 15, 2014, pursuant to the Agreement and Plan of Reorganization (the “Merger Agreement”) by and among Cogent Communications Group, Inc. (“Group”), a Delaware corporation, Cogent Communications Holdings, Inc., a Delaware corporation (“Holdings”) and Cogent Communications Merger Sub, Inc., a Delaware corporation, Group adopted a new holding company organizational structure whereby Group is now a wholly owned subsidiary of Holdings. Holdings is a “successor issuer” to Group pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). References to the “Company” for events that occurred prior to May 15, 2014 refer to Cogent Communications Group, Inc. and its subsidiaries and on and after May 15, 2014 the “Company” refers to Cogent Communications Holdings, Inc. and its subsidiaries. Cogent Communications, Inc. is wholly owned by Group and the vast majority of the Company’s assets, contractual arrangements, and operations are executed by Sprint Communications Company LP and Cogent Communications, Inc.

Description of business

The Company is a facilities-based provider of low-cost, high-speed Internet access, private network services, and data center colocation space and power. The Company’s network is specifically designed and optimized to transmit packet switched data. The Company delivers its services primarily to small and medium-sized businesses, communications service providers and other bandwidth-intensive organizations in 54 countries across North America, Europe, South America, Oceania and Africa. The Company is a Delaware corporation and is headquartered in Washington, DC.

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

The Company provides its on-net Internet access and private network services to its corporate, net-centric and enterprise customers. The Company’s corporate customers are located in multi-tenant office buildings that typically include law firms, financial services firms, advertising and marketing firms, as well as health care providers, educational institutions and other professional services businesses. The Company’s net-centric customers include bandwidth-intensive users that leverage its network either to deliver content to end users or to provide access to residential or commercial internet users. Content delivery customers include over the top media service providers, content delivery networks, web hosting companies, and commercial content and application software providers. Access customers include access networks comprised of other Internet Service Providers, telephone companies, mobile phone operators and cable television companies that collectively provide internet access to a substantial number of broadband subscribers and mobile phone subscribers across the world. These net-centric customers generally receive the Company’s services in carrier neutral colocation facilities and in the Company’s own data centers. The Company operates data centers throughout North America and Europe that allow its customers to collocate their equipment and access the Company’s network.

In addition to providing on-net services, the Company provides Internet access and private network services to customers that are not located in buildings directly connected to its network. The Company provides these off-net services primarily to corporate customers using other carriers’ circuits to provide the “last mile” portion of the link from the customers’ premises to the Company’s network. The Company also provides certain non-core services that resulted from acquisitions, including the acquisition of the Wireline Business of Sprint Communications (as discussed below). The Company continues to support but does not actively sell these non-core services.

In connection with the Company’s acquisition of the Wireline Business of Sprint Communications (as discussed below), the Company began to provide optical wavelength services and optical transport services over its fiber network. The Company is selling these wavelength services to its existing customers, customers of Sprint Communications and to new customers who require dedicated optical transport connectivity without the capital and ongoing expenses associated with owning and operating network infrastructure. Additionally, the Wireline Business customers include a number of companies larger than the Company’s historical customer base. In connection with the acquisition of the Wireline Business of Sprint Communications, the Company expanded selling services to these larger “Enterprise” customers.

Acquisition of Sprint Communications

On September 6, 2022, Cogent Infrastructure, Inc., a Delaware corporation (the “Buyer”) and a direct wholly owned subsidiary of the Company, entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with Sprint Communications LLC, a Kansas limited liability company (“Sprint Communications”) and an indirect wholly owned subsidiary of T-Mobile US, Inc., a Delaware corporation (“T-Mobile”), and Sprint LLC, a Delaware limited liability company and an indirect wholly owned subsidiary of T-Mobile (the “Seller”), pursuant to which the Company acquired the U.S. long-haul fiber network (including the non-U.S. extensions thereof) of Sprint Communications and its subsidiaries (the “Wireline Business”). The Purchase Agreement provides that, upon the terms and conditions set forth therein, the Company purchased from the Seller all of the issued and outstanding membership interests (the “Purchased Interests”) of Wireline Network Holdings LLC, a Delaware limited liability company that, following an internal restructuring and divisive merger, holds Sprint Communications’ assets and liabilities relating to the Wireline Business (such transactions contemplated by the Purchase Agreement, collectively, the “Transaction”). The Purchase Agreement includes customary representations, warranties, indemnities and covenants, including regarding the conduct of the Wireline Business prior to the closing of the Transaction (the “Closing”). In addition, the Closing was subject to customary closing conditions, including as to the receipt of certain required regulatory approvals and consents, all of which have been received. The Company has agreed to guarantee the obligations of the Buyer under the Purchase Agreement pursuant to the terms of a Guaranty, dated as of September 6, 2022, by and between the Company and the Seller (the “Parent Guaranty”). The Parent Guaranty contains customary representations, warranties and covenants of the Company and the Seller. The Company believes it is in a unique position to monetize the Wireline Business and its network and management expects to achieve significant cost reduction synergies and revenue synergies from the Transaction. Revenue and pre-tax loss for the Wireline Business included in the Company’s condensed consolidated statements of comprehensive income for both the three and six month periods ended June 30, 2023 were $78.0 million and $65.6 million, respectively.

Purchase Price

The Transaction closed on May 1, 2023 (the “Closing Date”). On the Closing Date, the Buyer consummated the Transaction pursuant to the terms of the Purchase Agreement, providing a purchase price of $1 payable to the Seller for the Purchased Interests, subject to customary adjustments, including working capital (the “Working Capital Adjustment”), as set forth in the Purchase Agreement. As consideration for the Purchased Interests, the Working Capital Adjustment (primarily related to acquired cash and cash equivalents of an estimated $43.4 million at the Closing Date in order to fund the international operations of the Wireline Business) resulted in the Buyer making a payment to the Seller of $61.1 million on the Closing Date. After an update to the estimated working capital, an additional payment of $3.5 million is due to the Seller 90 days from the Closing Date. The Purchase Agreement also includes an estimated payment of $57.1 million from Seller to Buyer related to acquired short-term lease obligations. This amount will be paid from the Seller to the Company in four equal payments in months 55 to 58 after the Closing Date. This amount was recorded at its present value resulting in a discount of $17.0 million. The interest rate used in determining the present value was derived considering rates on similar issued debt instruments with comparable durations, amongst other market factors. The determination of the discount rate requires some judgment. The amortization of the discount resulted in interest income of $0.5 million for the three and six months ended June 30, 2023. A final determination of the Working Capital Adjustment and the assumed short-term operating lease liabilities is expected by the end of 2023.

IP Transit Services Agreement

On the Closing Date, Cogent Communications, Inc. and T-Mobile USA, Inc., a Delaware corporation and direct subsidiary of T-Mobile (“TMUSA”), entered into an agreement for IP transit services (“IP Transit Services Agreement”), pursuant to which TMUSA will pay an affiliate of the Company an aggregate of $700.0 million, consisting of (i) $350.0 million in equal monthly installments during the first year after the Closing Date and (ii) $350.0 million in equal monthly installments over the subsequent 42 months.

The Company accounted for the Transaction as a business combination under ASC Topic 805 Business Combinations (“ASC 805”). The Company evaluated what elements are part of the business combination and the consideration exchanged to complete the acquisition. Under ASC 805, the Company has concluded that the $700.0 million of payments to be made represent consideration received from T-Mobile to complete the acquisition of a distressed business. The Company also evaluated whether the IP Transit Services Agreement was in the scope of ASU No. 2014-09 Revenue from Contracts with Customers (“ASC 606”). The Company has concluded that T-Mobile did not represent a “customer” as defined by ASC 606, the stated contract price did not represent consideration for services to be delivered, and the transaction did not satisfy the definition of revenue, which excluded this arrangement from the scope of ASC 606. As a result, and considering statements made by T-Mobile, the IP Transit Services Agreement was recorded in connection with the Transaction at its discounted present value resulting in a discount of $79.6 million. The interest rate used in determining the present value was derived considering rates on similar issued debt instruments with comparable durations, amongst other market factors. The determination of the discount rate requires some judgment. The amortization of the discount resulted in interest income of $7.7 million for the three and six months ended June 30, 2023.

Transition Services Agreement

On the Closing Date, the Buyer entered into a transition services agreement (the “TSA”) with the Seller, pursuant to which the Seller will provide to the Buyer, and the Buyer will provide to the Seller on an interim basis following the Closing Date, certain specified services (the “Transition Services”) to ensure an orderly transition following the separation of the Wireline Business from Sprint Communications. The services to be provided by the Seller to the Buyer include, among others, information technology support, back office and finance, real estate and facilities, vendor and supply chain management, the payment and processing of vendor invoices for the Company and human resources. The services to be provided by the Buyer to the Seller include, among others, information technology and network support, finance and back office and other wireless business support.

The Transition Services are generally intended to be provided for a period of up to two years following the Closing Date, although such period may be extended for an additional one-year term by either party upon 30 days’ prior written notice. The fees for the Transition Services are calculated using either a per service monthly fee or an hourly rate for the employees allocated to provide such services. Any third-party costs incurred in providing the Transition Services are passed on to the party receiving such services at cost for the two-year period and at cost plus 20 percent, if the TSA is extended. Amounts paid for the Wireline Business by T-Mobile are reimbursed at cost.

Either party to the TSA may terminate the agreement (i) with respect to any individual service in full for convenience upon 30 days’ prior written notice for certain services and reduced for other services after a 90-day period. The TSA may be terminated in its entirety if the other party has failed to perform any of its material obligations and such failure is not cured within 30 days. The TSA provides for customary indemnification and limits on liability. During the three and six months ended June 30, 2023 the Company recorded $118.8 million due to the Seller under the TSA and recorded $7.0 million as due from the Seller under the TSA. Amounts billed under the TSA are due 30 days from receipt of the related invoice. As of June 30, 2023, the Company owed $118.8 million to the Seller and the Seller owed $7.0 million to the Buyer under the TSA agreement. The amounts due to the Seller are primarily reimbursements for costs related to Wireline Business vendors paid by the Seller for the Company until these vendors are fully transitioned to the Company.

Other Services Provided to Seller

In addition, on the Closing Date, the Buyer and TMUSA entered into a commercial agreement (“Commercial Agreement”) for colocation and connectivity services, pursuant to which the Company will provide such services to TMUSA for a per service monthly fee plus certain third-party costs incurred in providing the services. During the three and six months ended June 30, 2023 the Company recorded $7.3 million from TMUSA under the Commercial Agreement. As of June 30, 2023, TMUSA owed $7.3 million to the Company under the Commercial Agreement. These amounts are included in accounts receivable.

Acquisition-Related Costs

In connection with the Transaction and negotiation of the Purchase Agreement, the Company has incurred a total of $3.4 million in professional fees, including $0.7 million and $1.1 million incurred in the three and six months ended June 30, 2023, respectively.

Consideration

The acquisition-date fair value of consideration to be received from the Transaction totaled $595.8 million and comprised of the following:

(In thousands)	May 1, 2023
Estimated working capital payments made to the Seller (a)	$64,604
Estimated Purchase Agreement payment to be received from the Seller, net of discount of $17,032 (b)	40,028
Amounts due from the Seller – IP Transit Services Agreement, net of discount of $79,610 (c)	620,390
Total to be received from the Seller	660,419
Total net consideration to be received from the Seller (d)	595,814

Fair Value of Assets Acquired and Liabilities Assumed and Gain on Bargain Purchase

The Company accounted for the Transaction as a business combination under ASC 805. Under ASC 805, the identifiable assets acquired and liabilities assumed were recorded at their fair values as of the acquisition date. Assigning fair market values to the assets acquired and liabilities assumed at the date of an acquisition requires the use of significant judgment regarding estimates and assumptions. For the fair values of the assets acquired and liabilities assumed, the Company used the cost, income and market approaches, including market participant assumptions. The fair value of the identifiable assets acquired (including amounts due under the IP Transit Services Agreement) were in excess of the liabilities assumed and the net consideration to be paid resulting in a gain on bargain purchase of $1.2 billion.

The Transaction is considered an asset purchase for income tax purposes. The tax basis of the acquired business is the consideration paid ($1) plus the tax basis of certain liabilities assumed, with adjustments for cash acquired in excess of the purchase price. Deferred income taxes are recorded based upon the difference between the book and tax basis of the acquired assets and assumed liabilities at the Company’s marginal effective income tax rate on the Closing Date.

The following table summarizes the fair values for each major class of assets acquired and liabilities assumed at the acquisition date. The Company retained the services of certified valuation specialists to assist with assigning values to certain acquired assets and assumed liabilities. The amounts presented are provisional and are subject to change as the Company refines the estimates and inputs used in the calculations of the assets acquired and liabilities assumed.

May 1, 2023
Assets
Current assets:
Cash and cash equivalents	$47,074
Accounts receivable	39,948
Prepaid expenses and other current assets	21,288
Total current assets	108,310
Total property and equipment	1,030,200
Right-of-use leased assets	339,533
Intangible assets	57,000
Deposits and other assets	7,191
Total assets	$1,542,234
Liabilities
Current liabilities:
Accounts payable	$13,312
Accrued and other current liabilities	36,629
Current maturities, operating lease liabilities	114,121
Total current liabilities	164,062
Operating lease liabilities, net of current maturities	372,915
Deferred income tax liabilities	407,000
Other long-term liabilities	38,352
Total liabilities	982,329
Fair value of net assets acquired	$559,905
Gain on bargain purchase
Fair value of net assets acquired	$559,905
Total net consideration to be received from the Seller, net of discounts (b) (c) (d)	595,814
Gain on bargain purchase	$1,155,719

(a) Includes a payment of $61.1 million paid to the Seller on the Closing Date. After updating the estimated working capital, an additional payment of $3.5 million is due to the Seller 90 days from the Closing Date. A final determination of the Working Capital Adjustment is expected by the end of 2023.

IP Transit Services Agreement

(b) Under the Purchase Agreement, 50% of the assumed short-term operating lease liabilities totaling $57.1 million is to be paid to the Company from the Seller in four equal installments in months 55-58 from the Closing Date and is recorded at its present value resulting in a discount of $17.0 million. A final determination of the assumed short-term operating lease liabilities is expected by the end of 2023.

(c) The IP Transit Services Agreement payments totaling $700.0 million are recorded at their present value resulting in a discount of $79.6 million. The $700.0 million is to be paid to the Company from the Seller in equal monthly payments of $29.2 million in months 1-12 and $8.3 million in months 13-54.

(d) Cash consideration was $1

Intangible Assets

Intangible assets include $57.0 million of acquired customer relationships with an estimated useful life of nine years and were determined using the income approach. This fair value measurement is based on significant inputs not observable in the market and, therefore, represents a Level 3 measurement as defined in ASC 820: Fair Value Measurement. The key assumptions in applying the income approach include the discount rate, projected revenue from existing customers, customer attrition rate and projected capital and operating expenditures. Future amortization expense of the customer relationships is $6.3 million per year for nine years.

Asset Retirement Obligations

In connection with the Transaction, the Company assumed $35.0 million of asset retirement obligations related to restoration obligations for acquired leases. The obligations and corresponding asset retirement assets are being accreted and amortized over approximately four years. Accretion of the asset retirement obligations (recorded as an increase to network operations expenses) and amortization of the asset retirement assets (recorded as depreciation and amortization expenses) for the three and six months ended June 30, 2023 were $0.4 million and $1.4 million, respectively.

Pro Forma Information

The following unaudited pro forma financial information gives effect to the Transaction as if it had been completed on January 1, 2022. The pro forma adjustments are based on historically reported transactions by the respective companies. The pro forma results do not include anticipated synergies or other expected benefits of the acquisition. The pro forma results for the six months ended June 30, 2023 include the historical results of the Wireline Business through April 30, 2023 and the combined results of the Company and the Wireline Business for the two months ended June 30, 2023. The unaudited pro forma information is based upon available information and certain assumptions that the Company believes are reasonable under the circumstances. Actual results may differ materially from the assumptions within the accompanying unaudited pro forma financial information. The purchase adjustments are preliminary and subject to change as additional analyses are performed and finalized. The selected unaudited pro forma condensed combined financial information is provided for illustrative purposes only and does not purport to represent what the actual consolidated results of operations would have been had the Transaction actually occurred on January 1, 2022, nor do they purport to project the future consolidated results of operations.

	Six Months	Six Months
	Ended	Ended
(In thousands)	June 30, 2023	June 30, 2022
Service revenue	$574,153	$587,850
Operating loss from continuing operations	(177,476)	(670,166)
Net income	974,731	443,802

The pro forma results for the six months ended June 30, 2022 include estimates for the gain on bargain purchase related to the Transaction of $1.2 billion, interest income from the amortization of the discount recorded under the IP Transit Services Agreement of $21.1 million, a net reduction to historical depreciation expense based on the fair value of property and equipment of $8.0 million, amortization expense related to the customer relationship intangible assets of $3.2 million, the elimination of amounts charged from the parent company to the Wireline Business as autonomous entity expense adjustments of $24.9 million, amortization of unfavorable lease liabilities of $19.4 million and the impact to income tax expense from the pro-forma and autonomous entity adjustments of $17.8 million. The historical results of the Sprint Wireline Business for the six months ended June 30, 2022 include a loss on impairment of $477.3 million and a gain on the sale of IP addresses of $4.0 million.

The pro forma results for the six months ended June 30, 2023 include estimates for the gain on bargain purchase related to the Transaction of $1.2 billion, interest income from the amortization of the discount recorded under the IP Transit Services Agreement of $14.7 million, a net increase to historical depreciation expense based on the fair value of property and equipment of $14.9 million, amortization expense related to the customer relationship intangible assets of $2.1 million, amortization of unfavorable lease liabilities of $12.9 million and the impact to income tax expense from the pro-forma adjustments of $3.0 million.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited condensed consolidated financial statements reflect all normal recurring adjustments that the Company considers necessary for the fair presentation of its results of operations and cash flows for the interim periods covered, and of the financial position of the Company at the date of the interim condensed consolidated balance sheet. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles, (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. While the Company believes that the disclosures are adequate to not make the information misleading, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in its annual report on Form 10-K for the year ended December 31, 2022.

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

Financial instruments

At June 30, 2023 and December 31, 2022, the carrying amount of cash and cash equivalents, restricted cash, accounts receivable, prepaid and other current assets, accounts payable, and accrued expenses approximated fair value because of the short-term nature of these instruments. The Company measures its cash equivalents and restricted cash at amortized cost, which approximates fair value based upon quoted market prices (Level 1). Based upon recent trading prices (Level 2—market approach) at June 30, 2023, the fair value of the Company’s $450.0 million aggregate principal amount of 7.00% Senior Unsecured Notes due 2027 (the “2027 Notes”) was $433.1 million, the fair value of the Company’s $500.0 million aggregate principal amount of 3.50% Senior Secured Notes due 2026 (the “2026 Notes”) was $461.3 million and the estimated liability fair value of the Company’s interest rate swap agreement was $51.6 million.

Restricted cash and interest rate swap agreement

Restricted cash represents amounts held in segregated bank accounts by our clearing broker as margin in support of our Swap Agreement as discussed in Note 3 and was $51.6 million as of June 30, 2023. Additional cash may be further restricted to maintain our swap agreement as interest rates fluctuate and margin requirements change. The Company does not use derivative financial instruments for trading purposes.

Gross receipts taxes, universal service fund and other surcharges

Revenue recognition standards include guidance relating to taxes or surcharges assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer and may include, but are not limited to, gross receipts taxes, excise taxes, Universal Service Fund fees and certain state regulatory fees. Such charges may be presented gross or net based upon the Company’s accounting policy election. The Company records certain excise taxes and surcharges on a gross basis and includes them in its revenue and network operations expense. Excise taxes and surcharges billed to customers and recorded on a gross basis (as service revenue and costs of network operations) were $11.0 million and $3.4 million for the three months ended June 30, 2023 and June 30, 2022, respectively, and $15.2 million and $7.2 million for the six months ended June 30, 2023 and June 30, 2022, respectively.

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

The following details the determination of diluted weighted average shares:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Weighted average common shares - basic	47,137,822	46,691,142	47,142,074	46,705,088
Dilutive effect of stock options	16,147	17,686	16,223	19,498
Dilutive effect of restricted stock	372,238	320,618	350,037	326,325
Weighted average common shares - diluted	47,526,207	47,029,446	47,508,334	47,050,911

The following details unvested shares of restricted common stock as well as the anti-dilutive effects of stock options and restricted stock awards outstanding:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Unvested shares of restricted common stock	1,476,049	1,326,873	1,476,049	1,326,873
Anti-dilutive options for common stock	107,898	98,682	104,468	92,060
Anti-dilutive shares of restricted common stock	104,086	459,641	153,978	465,420

Stockholders’ (Deficit) Equity

The following details the changes in stockholders’ (deficit) equity for the three and six months ended June 30, 2023 and June 30, 2022, respectively (in thousands except share data):

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance at March 31, 2022	47,926,580	$48	$554,552	$(13,168)	$(950,038)	$(408,606)
Forfeitures of shares granted to employees	(42,783)	—	—	—	—	—
Equity-based compensation	—	—	6,479	—	—	6,479
Foreign currency translation	—	—	—	(7,493)	—	(7,493)
Issuances of common stock	116,480	—	—	—	—	—
Exercises of options	3,447	—	130	—	—	130
Dividends paid	—	—	—	—	(41,855)	(41,855)
Net income	—	—	—	—	11,164	11,164
Balance at June 30, 2022	48,003,724	$48	$561,161	$(20,661)	$(980,729)	$(440,181)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance at March 31, 2023	48,296,882	$48	$582,524	$(17,368)	$(1,113,751)	$(548,547)
Forfeitures of shares granted to employees	(5,321)	—	—	—	—	—
Equity-based compensation	—	—	6,809	—	—	6,809
Foreign currency translation	—	—	—	1,741	—	1,741
Issuances of common stock	320,430	1	—	—	—	1
Exercises of options	5,171	—	240	—	—	240
Dividends paid	—	—	—	—	(44,907)	(44,907)
Net income	—	—	—	—	1,123,863	1,123,863
Balance at June 30, 2023	48,617,162	$49	$589,573	$(15,627)	$(34,795)	$539,200

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance at December 31, 2021	47,674,189	$48	$547,734	$(11,003)	$(909,877)	$(373,098)
Forfeitures of shares granted to employees	(52,365)	—	—	—	—	—
Equity-based compensation	—	—	13,093	—	—	13,093
Foreign currency translation	—	—	—	(9,658)	—	(9,658)
Issuances of common stock	373,280	—	—	—	—	—
Exercises of options	8,620	—	334	—	—	334
Dividends paid	—	—	—	—	(83,153)	(83,153)
Net income	—	—	—	—	12,301	12,301
Balance at June 30, 2022	48,003,724	$48	$561,161	$(20,661)	$(980,729)	$(440,181)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance at December 31, 2022	48,013,330	$48	$575,064	$(19,156)	$(1,074,588)	$(518,632)
Forfeitures of shares granted to employees	(11,830)	—	—	—	—	—
Equity-based compensation	—	—	14,124	—	—	14,124
Foreign currency translation	—	—	—	3,529	—	3,529
Issuances of common stock	607,192	1	—	—	—	1
Exercises of options	8,470	—	385	—	—	385
Dividends paid	—	—	—	—	(90,218)	(90,218)
Net income	—	—	—	—	1,130,011	1,130,011
Balance at June 30, 2023	48,617,162	$49	$589,573	$(15,627)	$(34,795)	$539,200

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

The Company’s service offerings consist primarily of on-net and off-net telecommunications services. Fixed fees are billed monthly in advance and usage fees are billed monthly in arrears. Amounts billed are due upon receipt and contract lengths range from month to month to 60 months. The Company satisfies its performance obligations to provide services to customers over time as the services are rendered. In accordance with ASC 606, revenue is recognized when a customer obtains the promised service. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these services. The Company has adopted the practical expedient related to certain performance obligation disclosures since it has a right to consideration from its customers in an amount that corresponds directly with the value to the customer of the Company’s performance completed to date.

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

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
(in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Service revenue recognized from balance at beginning of period	$3,562	$1,332	$4,621	$2,310
Amortization expense for contract costs	4,728	4,907	9,551	9,656

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

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
(Amounts in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Finance lease cost
Amortization of right-of-use assets	$8,411	$7,000	$17,426	$13,998
Interest expense on finance lease liabilities	6,565	5,116	12,995	10,197
Operating lease cost	27,730	4,628	32,312	9,401
Total lease costs	$42,706	$16,744	$62,733	$33,596

	Six Months	Six Months
	Ended	Ended
	June 30, 2023	June 30, 2022
Other lease information (amounts in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$(11,268)	$(11,083)
Operating cash flows from operating leases	(32,957)	(9,543)
Financing cash flows from finance leases	(17,247)	(11,099)
Right-of-use assets obtained in exchange for new finance lease liabilities	42,639	23,685
Right-of-use assets obtained in exchange for new operating lease liabilities	8,027	9,429
Weighted-average remaining lease term — finance leases (in years)	13.7	12.7
Weighted-average remaining lease term — operating leases (in years)	9.9	18.1
Weighted average discount rate — finance leases	8.5%	8.7%
Weighted average discount rate — operating leases	7.3%	5.4%

Finance leases—fiber lease agreements

The Company has entered into lease agreements with numerous providers of dark fiber under indefeasible-right-of use agreements (“IRUs”). These IRUs typically have initial terms of 15- 20 years and include renewal options after the initial lease term. The Company establishes the number of renewal option periods used in determining the lease term based upon its assessment at the inception of the lease of the number of option periods for which failure to renew the lease imposes a penalty in such amount that renewal appears to be reasonably certain. The option to renew may be automatic, at the option of the Company or mutually agreed to between the dark fiber provider and the Company. Once the Company has accepted the related fiber route, leases that meet the criteria for treatment as finance leases are recorded as a finance lease obligation and an IRU asset. The interest rate used in determining the present value of the aggregate future minimum lease payments is the Company’s incremental borrowing rate for the reasonably certain lease term. The implicit rates within the Company’s operating leases are generally not determinable and the Company determines its incremental borrowing rate for each lease using its current borrowing rate, adjusted for various factors including the level of collateralization and term to align with the term of the lease. The determination of the Company’s incremental borrowing rate requires some judgment. Finance lease assets are included in property and equipment in the Company’s consolidated balance sheets. As of June 30, 2023, the Company had committed to additional dark fiber IRU lease agreements totaling $132.2 million in future payments to be paid over periods of up to 20 years. These obligations begin when the related fiber is accepted, which is generally expected to occur in the next 12 months.

Operating leases

The Company leases office space and certain data center facilities under operating leases. In certain cases, the Company also enters into short-term operating leases for dark fiber. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments under the lease. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the reasonably certain lease term. The implicit rates within the Company’s operating leases are generally not determinable and the Company uses its incremental borrowing rate at the lease commencement date to determine the present value of its lease payments. The determination of the Company’s incremental borrowing rate requires some judgment. The Company determines its incremental borrowing rate for each lease using its current borrowing rate, adjusted for various factors, including the level of collateralization and term, to align with the term of the lease. Certain of the Company’s leases include options to extend or terminate the lease. The Company establishes the number of renewal option periods used in determining the operating lease term based upon its assessment at the inception of the operating lease of the number of option periods for which failure to renew the lease imposes a penalty in such amount that renewal appears to be reasonably certain. The option to renew may be automatic, at the option of the Company or mutually agreed to between the landlord or dark fiber provider and the Company. Once the Company has accepted the related fiber route or the facility lease term has begun, the present value of the aggregate future minimum operating lease payments is recorded as an operating lease liability and a right-of-use leased asset. Lease incentives, deferred rent liabilities and unfavorable lease liabilities for facilities operating leases are presented with, and netted against, the right-of-use leased asset. Lease expense for lease payments is recognized on a straight-line basis over the term of the lease.

The future minimum payments under these operating lease and finance lease agreements are as follows (in thousands):

	Operating	Finance
For the Twelve Months Ending June 30,	Leases	Leases
2024	$138,924	$45,511
2025	123,723	45,307
2026	108,816	38,138
2027	78,498	38,021
2028	48,563	38,800
Thereafter	324,602	367,639
Total minimum lease obligations	823,126	573,416
Less—amounts representing interest	(241,862)	(241,897)
Present value of minimum lease obligations	581,264	331,519
Current maturities	(125,551)	(20,114)
Lease obligations, net of current maturities	$455,713	$311,405

Unfavorable lease liabilities

In connection with the Transaction, the Company recorded $147.5 million of unfavorable lease liabilities for leases with terms greater than current market rates. The liability is classified with the corresponding right-of-use lease assets and is being amortized to network operations expenses over the related lease terms. For the three and six months ended June 30, 2023 the Company amortized $6.5 million as a reduction to network operations expenses.

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

		Current-period
		Provision for	Write offs
	Beginning	Expected Credit	Charged Against	Ending
Description	Balance	Losses (a)	Allowance	Balance
Allowance for credit losses (deducted from accounts receivable) (in thousands)
Three months ended June 30, 2023	$2,675	$5,014	$(2,807)	$4,882
Three months ended June 30, 2022	1,476	1,059	(818)	1,717
Six months ended June 30, 2023	2,303	6,562	(3,983)	4,882
Six months ended June 30, 2022	1,510	2,005	(1,798)	1,717

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
(in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net bad debt expense (a)	$4,719	$333	$5,934	$980
Bad debt recoveries	349	608	700	1,011
(a)	Net bad debt expense related to the Wireless Business to reestablish an allowance for credit losses was $3.0 million for the three and six months ended June 30, 2023. Under ASC 805, accounts receivable are recorded at their book value representing the fair value of accounts receivable at the acquisition date.

2.  Property and equipment:

Depreciation and amortization expense related to property and equipment and finance leases and capitalized compensation costs of employees directly involved with construction activities were as follows (in thousands):

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
(in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Depreciation and amortization expense	$51,153	$23,071	$76,306	$45,762
Capitalized compensation cost	8,723	3,112	12,441	6,290

3.  Long-term debt:

As of June 30, 2023, the Company had outstanding $450.0 million aggregate principal amount of 2027 Notes and $500.0 million aggregate principal amount of 2026 Notes. The 2027 Notes were issued in June 2022, are due on June 15, 2027 and bear interest at a rate of 7.00% per year. Interest on the 2027 Notes is paid semi-annually on June 15 and December 15 of each year. The 2026 Notes were issued in May 2021, are due on May 1, 2026 and bear interest at a rate of 3.50% per year. Interest on the 2026 Notes is paid semi-annually on May 1 and November 1 of each year. In June 2022, the Company redeemed and extinguished its €350.0 million aggregate principal amount of Senior Unsecured Euro Notes due 2024 (the “2024 Notes”). The 2024 Notes were due on June

30, 2024 and bore interest at a rate of 4.375% per year. Interest on the 2024 Notes was paid semi-annually on June 30 and December 30 of each year.

Limitations under the indentures

The indentures governing the 2027 Notes and the 2026 Notes (the “Indentures”), among other things, limit the Company’s ability to incur indebtedness; to pay dividends or make other distributions; to make certain investments and other restricted payments; to create liens; to consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; to incur restrictions on the ability of a subsidiary to pay dividends or make other payments; and to enter into certain transactions with its affiliates. There are certain exceptions to the limitations on the Company’s ability to incur indebtedness under the Indentures, including IRU agreements incurred in the normal course of business and any additional indebtedness if the Company’s consolidated leverage ratio, as defined in the Indentures, is less than 6.0 to 1.0 or the Company’s fixed charge coverage ratio, as defined in the Indentures, is 2.0 to 1.0 or greater. The Company can also incur unlimited liens (which can be used, together with capacity under the debt covenant, to incur additional secured indebtedness) if the Company’s consolidated secured leverage ratio, as defined in the Indentures, is less than 4.0 to 1.0. Under the Indentures, the Company can pay dividends, make other distributions, make certain investments and make other restricted payments under certain circumstances, including if, after giving pro forma effect to such restricted payment, the Company could still incur $1 of indebtedness, as defined (i.e., either its consolidated leverage ratio is less than 6.0 to 1.0 or its fixed charge coverage ratio is 2.0 to 1.0 or greater). As of June 30, 2023, the Company’s consolidated leverage ratio was below 6.0, the Company’s consolidated secured leverage ratio was below 4.0 and the Company’s fixed charge coverage ratio was above 2.0. As of June 30, 2023, a total of $391.5 million (inclusive of a $250.0 general basket) was unrestricted and permitted for restricted payments, including dividends and stock purchases.

Interest rate swap agreement

As of June 30, 2023, the Company was party to an interest rate swap agreement (the “Swap Agreement”) that has the economic effect of modifying the fixed interest rate obligation associated with its 2026 Notes to a variable interest rate obligation based on the Secured Overnight Financing Rate (“SOFR”) so that the interest payable on the 2026 Notes effectively became variable based on overnight SOFR. The critical terms of the Swap Agreement match the terms of the 2026 Notes, including the notional amount and the optional redemption date on February 1, 2026. The Company did not elect hedge accounting for the Swap Agreement. The Swap Agreement is recorded at its fair value at each reporting period, and the Company incurs gains and losses due to changes in market interest rates. By entering into the Swap Agreement, the Company has assumed the risk associated with variable interest rates. Changes in interest rates affect the valuation of the Swap Agreement that the Company recognizes in its consolidated statements of comprehensive income. The values that the Company reports for the Swap Agreement as of each reporting date are recognized as “change in valuation – interest rate swap” with the corresponding amounts included in assets or liabilities in the Company’s consolidated balance sheets. As of June 30, 2023, the fair value of the Swap Agreement was a net liability of $51.6 million, of which $23.3 million is presented with accrued and other current liabilities and $28.2 million is presented with other long-term liabilities. In the three months ended June 30, 2023 and 2022, the Company recorded unrealized losses related to the Swap Agreement of $1.3 million and $7.5 million, respectively, and in the six months ended June 30, 2023 and 2022, the Company recorded an unrealized gain (loss) related to the Swap Agreement of $0.5 million and ($28.8) million, respectively. The Company has made a $51.7 million deposit with the counterparty to the Swap Agreement. If the fair value of the Swap Agreement exceeds a net liability of $51.7 million, the Company will be required to deposit additional funds with the counterparty equal to the net liability fair value. As of June 30, 2023, $51.6 million of the deposit was restricted and $0.1 million was unrestricted.

Under the Swap Agreement, the Company pays the counterparty a semi-annual payment based upon overnight SOFR plus a contractual interest rate spread, and the counterparty pays the Company a semi-annual fixed 3.50% interest payment. The settlement payment is made each November and May until the Swap Agreement expires in February 2026. Under the settlement payment made in May 2022, the Company received a payment of $1.2 million from the counterparty for a net cash savings of $1.2 million for the period from November 1, 2021 to April 30, 2022. Under the settlement payment made in November 2022, the Company made a payment of $3.4 million to the counterparty for a net cash interest cost of $3.4 million for the period from May 1, 2022 to October 31, 2022. Under the settlement payment made in May 2023, the Company made a payment of $9.5 million to the counterparty for a net cash interest cost of $9.5 million for the period from November 1, 2022 to April 30, 2023.

4.  Commitments and contingencies:

Current and potential litigation

In accordance with the accounting guidance for contingencies, the Company accrues its estimate of a contingent liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Where it is probable that a liability has been incurred and there is a range of expected loss for which no amount in the range is more likely than any other amount, the Company accrues at the low end of the range. The Company reviews its accruals at least quarterly and adjusts them to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular matter. The Company has taken certain positions related to its obligations for leased circuits for which it is reasonably possible could result in a loss of up to $3.9 million in excess of the amount accrued at June 30, 2023.

In the ordinary course of business, the Company is involved in other legal activities and claims. Because such matters are subject to many uncertainties and the outcomes are not predictable with assurance, the liability related to these legal actions and claims cannot be determined with certainty. Management does not believe that such claims and actions will have a material impact on the Company’s financial condition or results of operations. Judgment is required in estimating the ultimate outcome of any dispute resolution process, as well as any other amounts that may be incurred to conclude the negotiations or settle any litigation. Actual results may differ from these estimates under different assumptions or conditions and such differences could be material.

5.  Income taxes:

The components of income before income taxes consist of the following (in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Domestic	$1,112,947	$22,984	$1,115,925	$26,335
Foreign	(13,415)	(3,266)	(5,741)	(4,939)
Total	$1,099,532	$19,718	$1,110,184	$21,396

6.  Common stock buyback program and stock options and award plan:

The Company’s Board of Directors has approved purchases of shares of the Company’s common stock under a buyback program (the “Buyback Program”) through December 31, 2023. As of June 30, 2023, there was $30.4 million remaining for purchases under the Buyback Program. There were no purchases of common stock in the three months or the six months ended June 30, 2023 and 2022.

During the three months ended March 31, 2023, the Company granted 258,762 shares of restricted stock primarily to its executive employees valued at $16.0 million that primarily vest over periods ending in December 2026. The vesting of 104,850 of these shares is subject to certain performance conditions. Of the total performance shares granted, the vesting of up to 29,334 performance shares granted to the Company’s CEO is subject to the total shareholder return of the Company’s common stock compared to the total shareholder return of the Nasdaq Telecommunications Index. In connection with the Transaction, the Company granted 308,782 shares of restricted stock to former employees of the Wireline Business and to its employees valued at $19.5 million and that generally vest over a 2-3 year period.

In May 2023, the Company’s stockholders approved an increase of available shares for issuance under its 2017 Incentive Award Plan of 1.2 million shares.

7.  Dividends on common stock:

On August 2, 2023, the Company’s Board of Directors approved the payment of a quarterly dividend of $0.945 per common share. This estimated $44.6 million dividend payment is expected to be made on September 8, 2023.

The payment of any future dividends and any other returns of capital, including stock buybacks will be at the discretion of the Company’s Board of Directors and may be reduced, eliminated or increased and will be dependent upon the Company’s financial position, results of operations, available cash, cash flow, capital requirements, limitations under the Company’s debt indentures and other factors deemed relevant by the Company’s Board of Directors. The Company is a Delaware corporation and under the General Corporation Law of the State of Delaware, distributions may be restricted including a restriction that distributions, including stock purchases and dividends, do not result in an impairment of a corporation’s capital, as defined under Delaware law. The Indentures limit the Company’s ability to return cash to its stockholders.

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

On January 6, 2023, the Company entered into two lease agreements (the “New Leases”), one with Thorium LLC and one with Germanium LLC (“Geranium”), entities owned by the Company’s Chief Executive Officer, David Schaeffer. The Audit Committee, which is responsible for reviewing any related party transactions, reviewed and approved the Company’s entry into the New Leases. The first of the New Leases is with Thorium LLC for approximately 54,803 square feet of office space, which will serve as office space for the Company replacing a portion of its current office space in the Northern Virginia area (“Office Lease”). The second of the New Leases is with Germanium LLC for approximately 1,587 square feet of technical space, in the building that will serve as network operations space for the Company (“Network Operations Lease”). The term for each of the New Leases is five years beginning April 1, 2023 (or an actual later date of occupancy). Both of the New Leases are cancellable by the Company without penalty upon 60 days written notice. The amount of fixed annual rent during the term of the Office Lease is $1.2 million, and the Company is responsible for paying its proportionate share of the building’s operating expenses that exceed a 2023 base year. The Company took occupancy of the space in April 2023. The amount of fixed annual rent during the term of the Network Operations Lease is $34,914, and the Company is also responsible for paying its metered utility costs and a proportionate share of the building’s other operating expenses that exceed a 2023 base year. The Company took occupancy of this space in April 2023.

The Company paid $0.8 million and $0.3 million in the three months ended June 30, 2023 and 2022, respectively, and $1.2 million and $0.9 million in the three and six months ended June 30, 2023 and 2022, respectively, for rent and related costs (including taxes and utilities) for these leases.

On July 25, 2023 the Company entered into a Second Amendment to the lease agreement (the “Amendment”), with Germanium which amends the lease for technical space under the Network Operations Lease. The Amendment amends the Network Operations Lease to lease an additional 7,369 square feet on the first floor of the building, beginning on August 1, 2023, in connection with the planned expansion of the technical space. This includes 4,987 square feet for an auditorium suitable for training and 2,382 square feet for the data center in the building. The amended Network Operations Lease remains cancellable by the Company without penalty upon 60 days written notice. The Amendment provides for $162,118 of additional fixed annual rent during the term of the Network Operations Lease, plus a proportionate share of real estate taxes and operating expenses and separately metered utilities expense.

9.  Segment information:

The Company operates as one operating segment. The Company’s service revenue by geographic region and product class and long-lived assets by geographic region are as follows (in thousands):

Three Months Ended June 30, 2023
Revenues	On-net	Off-net	Wavelength	Non-core	Total
North America	$99,822	$95,239	1,585	$8,531	$205,177
Europe	22,120	5,070	—	22	27,212
South America	1,652	203	—	—	1,855
Oceania	3,894	1,447	—	19	5,360
Africa	177	25	—	—	202
Total	$127,665	$101,984	1,585	$8,572	$239,806

Three Months Ended June 30, 2022
Revenues	On-net	Off-net	Wavelength	Non-core	Total
North America	$86,686	$31,839	—	$173	$118,698
Europe	20,458	4,046	—	20	24,524
South America	1,330	57	—	—	1,387
Oceania	3,321	320	—	—	3,641
Africa	180	20	—	—	200
Total	$111,975	$36,282	—	$193	$148,450

Six Months Ended June 30, 2023
Revenues	On-net	Off-net	Wavelength	Non-core	Total
North America	$188,519	$128,115	1,585	$8,669	$326,888
Europe	43,967	9,090	—	38	53,095
South America	3,297	236	—	1	3,534
Oceania	7,649	1,774	—	28	9,451
Africa	376	51	—	—	427
Total	$243,808	$139,266	1,585	$8,736	$393,395

Six Months Ended June 30, 2022
Revenues	On-net	Off-net	Wavelength	Non-core	Total
North America	$173,128	$63,548	—	$312	$236,988
Europe	41,954	8,320	—	29	50,303
South America	2,722	115	—	1	2,838
Oceania	6,462	657	—	3	7,122
Africa	343	28	—	—	371
Total	$224,609	$72,668	—	$345	$297,622

	June 30,	December 31,
	2023	2022
Long-lived assets, net
North America	$1,505,413	$397,434
Europe and other	158,095	147,005
Total	$1,663,508	$544,439

The majority of North American revenue consists of services delivered within the United States.

ITEM 1A.               RISK FACTORS

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

The success of our acquisition of the Wireline Business of Sprint Communications, including the realization of anticipated benefits and cost savings, will depend, in part, on our ability to successfully combine our business and the Wireline Business. The integration may be more difficult, costly or time consuming than expected. The integration process involves numerous risks. These risks include:

●	inability to achieve the financial and strategic goals for the Wireline Business and the combined businesses;
●	inability to achieve the projected cost savings for the Wireline Business and the combined businesses and the resulting impact on profitability;
●	difficulty in, and the cost of, effectively integrating the operations, technologies, products or services, and personnel of the Wireline Business;
●	entry into markets in which we have minimal prior experience and where competitors in such markets have stronger market positions;
●	disruption of our ongoing business and distraction of our management and other employees from other opportunities and challenges;
●	inability to retain personnel of the Wireline Business;
●	inability to retain key customers, vendors and other business partners of the Wireline Business or to migrate customers from legacy services;
●	any non-occurrence of anticipated tax benefits or potential for adverse tax consequences;
●	the effects of complex accounting requirements on our reported results;
●	incurring acquisition-related costs or amortization costs for acquired intangible assets that could impact our operating results;
●	elevated delinquency or bad debt write-offs related to receivables of the Wireline Business we assume;
●	difficulty in maintaining internal controls, procedures and policies during the transition and integration;
●	impairment of our relationships with employees, customers, partners, distributors or third-party providers of our technologies, products or services;
●	failure of our due diligence processes to identify significant problems, liabilities or other challenges of the Wireline Business or technology;
●	exposure to litigation or other claims in connection with, or inheritance of claims or litigation risk as a result of, the Transaction, such as claims from terminated employees, customers, or other third parties;
●	inability to conclude that our internal control over financial reporting is effective;
●	delay in customer purchasing decisions due to uncertainty about the direction of our product and service offerings;
●	Transition Services costs for longer than anticipated;
●	increased accounts receivables collection times and working capital requirements associated with business models of the Wireline Business; and
●	incompatibility of business cultures.

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

Our acquisition of the Wireline Business of Sprint Communications (as defined below), including difficulties integrating our business with the Wireline Business, which may result in the combined company not operating as effectively and efficiently as expected; transition services required to support the Wireline Business and the related costs continuing for a period longer than expected, the COVID-19 pandemic and accompanying government policies worldwide; vaccination and in-office requirements, delays in the delivery of network equipment, optical fiber and right-of-way agreements, future economic instability in the global economy, including the risk of economic recession and recent bank failures and liquidity concerns at certain other banks, which could affect spending on Internet services; the impact of changing foreign exchange rates (in particular the Euro to US dollar and Canadian dollar to US dollar exchange rates) on the translation of our non-US dollar denominated revenues, expenses, assets and liabilities into US dollars; legal and operational difficulties in new markets; the imposition of a requirement that we contribute to the US Universal Service Fund on the basis of our Internet revenue; changes in government policy and/or regulation, including rules regarding data protection, cyber security and net neutrality; increasing competition leading to lower prices for our services; our ability to attract new customers and to increase and maintain the volume of traffic on our network; the ability to maintain our Internet peering and right-of-way arrangements on favorable terms; our ability to renew our long-term leases of optical fiber and right-of-way agreements that comprise our network; our reliance on a limited number of equipment vendors, and the potential for hardware or software problems associated with such equipment; the dependence of our network on the quality and dependability of third-party fiber and right-of-way providers; our ability to retain certain customers that comprise a significant portion of our revenue base; the management of network failures and/or disruptions; our ability to make payments on our indebtedness as they become due and outcomes in litigation, risks associated with variable interest rates under our interest rate swap agreement (the “Swap Agreement”) as well as other risks discussed from time to time in our filings with the Securities and Exchange Commission, including, without limitation, this report and our quarterly l report on Form 10-Q for the quarter ended March 31, 2023 and our annual report on Form 10-K for the year ended December 31, 2022.

Ukraine & Russia

Following the Russian invasion of Ukraine in February 2022, we terminated services to customers based in Russia and linked to the Russian government. These customers represented less than 0.1% of our consolidated revenues for the six months ended June 30, 2022. We do not provide service within Russia but we do provide services in Ukraine via our Ukrainian subsidiary, TOV Cogent Communications Ukraine (“Cogent Ukraine”). Because of the damage to facilities caused by the war, our services in Ukraine have experienced periodic outages, which our third-party fiber provider repairs for us. We have taken steps to enhance our network security, provide financial flexibility to our Ukrainian customers and assist our Ukrainian employees. We do not believe that the termination of services to certain Russian customers or the impact of the war on our ability to provide services in Ukraine will have, taken together, a material impact on our network, financial statements or operating results. Cogent Ukraine represented less than 0.1% of our consolidated revenues for the six months ended June 30, 2023 and less than 0.2% of our consolidated assets as of June 30, 2023.

General Overview

We are a facilities-based provider of low-cost, high-speed Internet access, private network services, and data center colocation space and power. Our network is specifically designed and optimized to transmit packet switched data. We deliver our services primarily to small and medium-sized businesses, communications service providers and other bandwidth-intensive organizations in 54 countries across North America, Europe, South America, Oceania and Africa. We are a Delaware corporation, and we are headquartered in Washington, DC.

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

Our on-net revenues represented 53.2% of our revenues for the three months ended June 30, 2023, 75.4% of our revenues for the three months ended June 30, 2022, 62.0% of our revenues for the six months ended June 30, 2023 and 75.5% of our revenues for the six months ended June 30, 2022. We provide our on-net Internet access and private network services to our corporate, net-centric and enterprise customers. Our corporate customers are located in multi-tenant office buildings (“MTOB’s”) which typically include law firms, financial services firms, advertising and marketing firms, as well as health care providers, educational institutions and other professional services businesses. Our net-centric customers include bandwidth-intensive users that leverage our network either to deliver content to end users or to provide access to residential or commercial internet users. Content delivery customers include over the top (“OTT”) media service providers, content delivery networks, web hosting companies, and commercial content and application software providers. Our net-centric customers include 7,891 access networks comprised of other Internet service providers (“ISPs”), telephone companies, mobile phone operators and cable television companies that collectively provide internet access to a substantial number of broadband subscribers and mobile phone subscribers across the world. These net-centric customers generally receive our services in carrier neutral colocation facilities and in our data centers. We expanded selling our services to enterprise customers in connection with our acquisition of the Wireline Business. We define “enterprise” customers as large corporations (typically, Fortune 500 companies with greater than $5 billion in annual revenue) running Wide Area Networks (“WAN”) with several dozen to several hundred sites. Our enterprise customers generally purchase our services on a price per location basis. We operate data centers throughout North America and Europe that allow our customers to collocate their equipment and access our network.

In addition to providing our on-net services, we provide Internet access and private network services to customers that are not located in buildings directly connected to our network. We provide these off-net services primarily to corporate customers using other carriers’ circuits to provide the “last mile” portion of the link from the customers’ premises to our network. Our off-net revenues represented 42.5% of our revenues for the three months ended June 30, 2023, 24.4% of our revenues for the three months ended June 30, 2022, 35.4% of our revenues for the six months ended June 30, 2023 and 24.4% of our revenues for the six months ended June 30, 2022.

Wavelength and Optical Transport Services

In connection with our acquisition of the Wireline Business, we expanded our offerings of optical wavelength services and optical transport services over our fiber network. We are selling these wavelength services to our existing customers, customers of Sprint Communications and to new customers who require dedicated optical transport connectivity without the capital and ongoing expenses associated with owning and operating network infrastructure. Revenues related to our optical wavelength services were $1.6 million for the three and six months ended June 30, 2023.

We also provide certain non-core services because of certain acquisitions, including our acquisition of the Wireline Business. We continue to support but do not actively sell these non-core services. We expect that our revenues from non-core services will decline. Our non-core revenues represented 3.6% of our revenues for the three months ended June 30, 2023, 0.1% of our revenues for the three months ended June 30, 2022, 2.2% of our revenues for the six months ended June 30, 2023 and 0.1% of our revenues for the six months ended June 30, 2022.

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

Purchase Price

On the Closing Date, we consummated the Transaction pursuant to the terms of the Purchase Agreement, providing a purchase price of $1 payable to the Seller for the Purchased Interests, subject to customary adjustments, including working capital (the “Working Capital Adjustment”), as set forth in the Purchase Agreement. As consideration for the Purchased Interests, the Working Capital Adjustment (primarily related to acquired cash and cash equivalents of an estimated $43.4 million at the Closing Date in order to fund the international operations of the Wireline Business) resulted in us making a payment of $61.1 million to the Seller on the Closing Date. After updating the estimated working capital, an additional payment of $3.5 million is due to the Seller 90 days from the Closing Date. A final determination of the Working Capital Adjustment is expected by the end of 2023.The Purchase Agreement also includes an estimated payment of $57.1 million from Seller to us related to acquired short-term lease obligations. This amount will be paid from the Seller to us in four equal payments in months 55 to 58 after the Closing Date. A final determination of the assumed short-term operating lease liabilities is expected by the end of 2023.

IP Transit Services Agreement

On the Closing Date, we entered into an agreement T-Mobile USA, Inc., a Delaware corporation and direct subsidiary of T-Mobile (“TMUSA”), for IP transit services (“IP Transit Services Agreement”), pursuant to which TMUSA will pay us an aggregate of $700.0 million, consisting of (i) $350.0 million in equal monthly installments during the first year after the Closing Date and (ii) $350.0 million in equal monthly installments over the subsequent 42 months. We concluded that the $700.0 million cash consideration was not separately identifiable from the business combination. As a result, the IP Transit Services Agreement was recorded in connection with the Transaction.

Transition Services Agreement

On the Closing Date, we entered into a transition services agreement (the “TSA”) with the Seller, pursuant to which the Seller will provide to us, and we will provide to the Seller on an interim basis following the Closing Date, certain specified services (the “Transition Services”) to ensure an orderly transition following the separation of the Wireline Business from Sprint Communications. The services to be provided by the Seller to us include, among others, information technology support, back office and finance, real estate and facilities, vendor and supply chain management including payments to vendors of the Wireline Business for us reimbursed at cost and human resources. The services to be provided by us to the Seller include, among others, information technology and network support, finance and back office and other wireless business support.

The Transition Services are generally intended to be provided for a period of up to two years following the Closing Date, although such period may be extended for an additional one-year term by either party upon 30 days’ prior written notice. The fees for the Transition Services are calculated using either a per service monthly fee or an hourly rate for the employees allocated to provide such services. Any third-party costs incurred in providing the Transition Services are passed on to the party receiving such services at cost for the two-year period and at cost plus 20 percent, if the TSA is extended.

Either party to the TSA may terminate the agreement (i) with respect to any individual service in full for convenience upon 30 days’ prior written notice for certain services and reduced for other services after a 90-day period. The TSA may be terminated in its entirety if the other party has failed to perform any of its material obligations and such failure is not cured within 30 days. The TSA provides for customary indemnification and limits on liability. During the three and six months ended June 30, 2023 we recorded $118.8 million due to the Seller under the TSA, primarily for reimbursement at cost of payment to vendors of the Wireline Business, and recorded $7.0 million as due from the Seller under the TSA for Transition Services. Amounts billed under the TSA are due 30 days from receipt of the related invoice. As of June 30, 2023, we owed $118.8 million to the Seller and the Seller owed $7.0 million to us under the TSA agreement.

Other Services Provided to Seller

In addition, on the Closing Date, we entered into a commercial agreement with TMUSA (“Commercial Agreement”) for colocation and connectivity services, pursuant to which we will provide such services to TMUSA for a per service monthly fee plus certain third-party costs incurred in providing the services. During the three and six months ended June 30, 2023 we recorded $7.3 million from TMUSA under the Commercial Agreement. As of June 30, 2023, TMUSA owed $7.3 million to us under the Commercial Agreement.

Competitive Advantages

We believe we address many of the data communications needs of small and medium-sized businesses, communications service providers and other bandwidth-intensive organizations by offering them high-quality, high-speed Internet access and private network services at attractive prices. With our acquisition of the Wireline Business, we will be offering services to larger enterprise customers. We believe that our organization has the following competitive advantages:

Low Cost of Operation: We believe that the wireline telecom industry is undergoing, and will continue to face, significant price deflation for its applications and services. This price deflation is a result of a variety of factors including increased competition, enhanced substitutability of certain products and services and the continued impact of Moore’s Law, which has driven down the cost of technology, particularly for fiber optic Wavelength Division Multiplexing (“WDM”) equipment and optically interfaced routers. Faced with the backdrop of continued price deflation in our industry, we have made a series of discreet choices around our network design, operating strategy and product offerings that are consistent with our objective of becoming the low cost operator in our industry. Since our initiation of operations, this strategy has resulted in a rapid decline in our cost to transmit bits, which has increased our margins and decreased our capital intensity as measured by our capital expenditures per total revenues. Over the last five fiscal years, our cost of goods sold per bit delivered for our customers has declined at a compounded annual rate of 20.0%. Important components of our low cost operating strategy include:

●	One Network Protocol. Upon our founding, we selected to operate our network solely using Ethernet protocol. We made this selection in order to take advantage of the significantly greater installed base and lower cost of Ethernet network equipment versus other protocols, the substantially lower costs associated with operating and maintaining one network protocol and the continued benefits of the rapid price performance ratio improvements of Ethernet-related equipment. Our single network design allows us to avoid many of the costs that our competitors who operate circuit-switched, time-division multiplexing (“TDM”) and hybrid fiber coaxial networks incur related to provisioning, monitoring and maintaining multiple transport protocols. Selecting one operating protocol has also had positive effects in terms of our operating overhead and the simplicity of our organization. We believe the vast majority of our competition currently operates their networks with multiple protocols and we believe that attempts to upgrade their networks to one protocol would be operationally challenging and costly.
●	Widespread Access to Fiber on a Cost Effective, Long-Term Basis. We have acquired a large portfolio of dark fiber leases from around the world sourced from the excess inventory of existing networks. This choice to lease rather than build reduces our capital intensity and the operating costs of our intercity and metro networks. The nature of this portfolio and the individual leases provide us long-term access to dark fiber at attractive rates and, in many cases the opportunity to extend these leases for multiple terms. On average, a modest number of our dark fiber leases come up for renewal each year. We have relationships with over 320 dark fiber vendors across the globe, enabling us to lease dark fiber on a long-term, cost-effective basis to virtually any geographic route or facility we require.
●	Narrow and Focused Product Set. Since our founding, we have strategically focused on delivering a very narrow product set to our customers. The vast majority of our revenue is driven by or related to our high-capacity, bi-directional, symmetric internet access services which can be accessed on-net in MTOBs and carrier neutral data centers (“CNDCs”) or off-net through other carriers’ “last mile” connections to customer facilities. There are significant cost advantages as a result of this narrow product set. We believe that the relative size of our salesforce training, support and overhead is lower than comparable telecom providers that tend to offer a broader, one-stop shop product set to their client base.
●	Scalable Network Equipment and Hub Configurations. Due to our single network protocol and narrow product set, our transmission and network operations rely mainly on two sets of equipment for operation. In order to further scale our operating leverage, we have systematically reused older equipment in less dense portions of our network. Due to interoperability between the generations of products, we are able to transfer older equipment from our core, high-traffic areas to newer, less congested routes. The result of this dynamic grooming process is that we are able to utilize our equipment for materially longer periods than the expected life of this equipment, thereby reducing our capital investment in our network. We design and build all of our network hubs to the same standards and configurations. This replication strategy provides us scale benefits in equipment purchases, training, and maintenance.

●	Low cost right-of-way agreements. In connection with our acquisition of the Wireline Business, we acquired numerous right-of-way agreements. Many of these right-of-way agreements are at favorable rates and these agreements would be difficult to obtain.

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

Large Addressable Market. We have systematically evaluated and chosen our network extensions to buildings, data centers and markets based upon a rigorous set of criteria to evaluate the economic opportunity of network locations. Additional factors relevant to our pursuit of new buildings include the willingness of building owners to grant us access rights, the availability of optical fiber networks to serve those buildings, the costs to connect buildings to our network and equipment availability. We have also begun to evaluate the sustainability of new locations by evaluating the LEED Green Rating of Buildings, the potential to source renewable energy at potential locations and the potential impact of climate change on a location including access to water and the risk of flooding. Our network is connected to 3,227 total buildings located in 227 metropolitan markets. These buildings include 1,844 large MTOBs (totaling 1.0 billion square feet of office space) in major North American cities where we offer our services to a diverse set of high-quality corporate customers within close physical proximity of each other. These buildings also include 1,526 CNDCs located in 1,327 buildings in North America, Europe, South America, Oceania and Africa where our net-centric customers directly interconnect with our network. We also operate 56 of our own data centers (one of which converted from facilities acquired with the Wireline Business) across the United States and in Europe, which comprise over 683,000 square feet of floor space and are directly connected to our network. We believe that these network points of presence strategically position our network to attract high levels of Internet traffic and maximize our revenue opportunities and profitability.

Balanced, High-Traffic Network. Since its inception, our network has grown significantly in terms of its geographic reach, customer connections, and traffic. We currently serve 7,891 access networks as well as numerous large and small content providers and 61,284 corporate customer connections. Because of these growing bases of customers who distribute (content providers) and receive (access networks) content on our network, we believe that the majority of all the traffic remains “on-net” by both originating and terminating on our network. This control of traffic is an important differentiator as it increases our service reliability and speed of traffic delivery. The increasing share of traffic delivered from content providers to access networks also enhances our margins as we are compensated by both the originating customer and terminating customer. The breadth of our network, extensive size of our customer base, and the volume of our traffic enables us to be one of a handful of Tier 1 networks that are interconnected on a settlement-free basis. This Tier 1 network peering status broadens our geographic delivery capability and materially reduces our network costs.

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

Our Strategy

We intend to become the leading provider of high quality, high-speed Internet access and private network services and to continue to improve our profitability and cash flow. The principal elements of our strategy include:

Grow our Corporate Customer Base. Our on-net corporate customers are typically small to medium-sized businesses connected to our network through MTOBs or connected to our network through one of our CNDCs. We generally sell two types of services to our corporate customers: dedicated internet access and private network services. We typically sell dedicated internet access at the same price per connection as our competitors, but our customers benefit from our significantly faster speeds and rapid installation times. These customers are increasingly integrating off-site data centers and cloud services into their IT infrastructure in order to take advantage of the safety, security and redundancy that is offered by locating company processing power, storage and software at a data center. An important part of this new infrastructure is a high-speed, dedicated internet connection from the corporate premises to the data center and the Internet and from one corporate premises to other corporate premises. We believe that the importance of data centers will increasingly lead tenants to reconfigure their communications infrastructure to include dedicated internet access across their locations. With our acquisition of Wireline Business, we will be offering services to larger enterprise customers.

Increase our Share of the Net-Centric Market. We are currently one of the leading providers of high-speed internet access to a variety of content providers and access networks across the world. We intend to further load our high-capacity network as a result of the growing demand for high-speed internet access generated by these types of bandwidth-intensive applications such as over-the-top (“OTT”) media services, online gaming, video, Internet of Things (“IoT”), voice over IP (“VOIP”), remote data storage, and other services. We expect that we will continue to grow our shares of these segments by offering our customers a series of attractive features including:

●	Geographic breadth – We have the broadest CNDC footprint in the industry and currently offer network services in 54 countries – as net-centric customers seek a more international audience this footprint is a significant advantage;
●	High capacity and reliability – We offer 100 Mbps to 100 Gbps ports in all of the CNDCs and 400 Gbps in selected locations on our network, which differentiates the capacity choices we provide our net-centric clients;
●	Balanced customer base – Our leading share of content providers and access networks increases the amount of traffic that originates and terminates on our network thereby reducing latency and enhancing reliability;
●	Large and dedicated salesforce – Our team of net-centric sales professionals is one of the largest salesforces in this industry segment and enables us to better serve this customer segment while also identifying new sales opportunities and gaining new business and customers.
●	The customers of the Wireline Business will include a number of large enterprise customers, a type of customer that we have not traditionally served.

Develop a Worldwide Peering Platform. In late 2020 we introduced a new product, Global Peer Connect, targeted at the growing demand for certain net-centric customers to dynamically peer traffic anywhere on our global platform. Our Global Peer Connect product provides access to our Global Peer Exchange which is a worldwide connectivity platform for the exchange of peering traffic destined for the Internet. Similar product offerings in the marketplace offer a materially smaller geographic footprint configuration and require a higher fixed cost for customers. We currently serve over 420 connections via our Global Peer Exchange.

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

Expand our Off-net Corporate Internet Access Business. We have agreements with over 500 national and international carriers providing us last mile network access to over 5 million commercial buildings that are lit by fiber optic cable across North America and that are not currently served by our network. We believe these agreements broaden our addressable market for corporate dedicated internet access and enhances our competitive position through the ability to provide enterprise-wide connectivity for corporate customers. In order to take advantage of this large set of commercial buildings we have developed an automated process to enable our salesforce to identify opportunities in the off-net market for dedicated internet access and to quickly offer pricing proposals to potential customers. We continue to negotiate reduced pricing under our numerous carrier agreements that enable us to reduce our cost of off-net services, which enhances our competitive position in the marketplace.

Expand our Product Offerings to Include Wavelength and Optical Transport Services. In connection with the Transaction, we expanded our offerings of optical wavelength and optical transport services over our fiber network. We are selling these services to our existing customers, customers of Sprint Communications and to new customers who require dedicated optical transport connectivity without the capital and ongoing expenses associated with owning and operating network infrastructure. We operate data centers throughout North America and Europe that allow our customers to collocate their equipment and access our network. In connection with the Transaction, we will also expand our colocation offerings.

Results of Operations

Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022

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

	Three Months Ended
	June 30,		Percent
	2023	2022	Change

	(in thousands)
Service revenue	$239,806	$148,450	61.5%
On-net revenue	127,665	111,975	14.0%
Off-net revenue	101,984	36,282	181.1%
Wavelength revenue	1,585	—	NM
Non-core revenue	8,572	193	NM
Network operations expenses (1)	137,502	56,514	143.3%
Selling, general, and administrative (“SG&A) expenses (2)	83,658	39,386	112.4%
Depreciation and amortization expenses	52,511	23,071	127.6%
Gain on bargain purchase – Sprint Wireline Business	1,155,719	—	NM
Unrealized foreign exchange gain on 2024 Notes	—	23,547	NM
Loss on debt extinguishment and redemption – 2024 Notes	—	11,885	NM
Change in valuation – interest rate swap agreement	1,305	7,510	NM
Interest income – IP Transit Services Agreement	7,669	—	NM
Interest expense	28,653	13,478	112.6%
Income tax (benefit) expense	(24,331)	8,554	NM
(1)	Includes non-cash equity-based compensation expenses of $231 and $145 in the three months ended June 30, 2023 and 2022, respectively.
(2)	Includes non-cash equity-based compensation expenses of $6,018 and $5,762 in the three months ended June 30, 2023 and 2022, respectively.

NM – not meaningful

	June 30,		Percent
	2023	2022	Change
Other Operating Data
Average Revenue Per Unit (ARPU)
ARPU - on-net	$483	$455	6.1%
ARPU - off-net	$1,294	$927	39.5%
ARPU - wavelengths	$2,552	$—	NM
Average Price per Megabit — installed base	$0.28	$0.29	(4.6)%
Customer Connections—end of period
On-net	92,846	82,277	12.8%
Off-net	38,762	13,160	194.5%
Wavelengths	414	—	NM
Non-core	19,408	340	NM

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

Our service revenue increased by 61.5% from the three months ended June 30, 2022 to the three months ended June 30, 2023. Exchange rates positively affected our increase in service revenue by $0.3 million. All foreign currency comparisons herein reflect results for the three months ended June 30, 2023 translated at the average foreign currency exchange rates for the three months ended June 30, 2022. We increased our total service revenue by expanding our network, adding additional buildings to our network, increasing our penetration into the buildings connected to our network and gaining market share by offering our services at lower prices than our competitors. Revenue from the Wireline Business was $78.0 million from May 1, 2023 (the closing date) to June 30, 2023.

Revenue recognition standards include guidance relating to any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, gross receipts taxes, Universal Service Fund fees and certain state regulatory fees. We record these taxes billed to our customers on a gross basis (as service revenue and network operations expense) in our consolidated statements of comprehensive income. The impact of these taxes including the Universal Service Fund resulted in an increase to our revenues of $7.6 million from the three months ended June 30, 2022 to the three months ended June 30, 2023. Excise taxes from the Wireline Business were $7.0 million from May 1, 2023 (the closing date) to June 30, 2023.

Revenue and customer connections by customer type

Our corporate customers generally purchase their services on a price per connection basis. Our net-centric customers generally purchase their services on a price per megabit-metered basis. We began to serve enterprise customers in connection with our acquisition of the Wireless Business. We define “enterprise” customers as large corporations (typically, Fortune 500 companies with greater than $5 billion in annual revenue) running Wide Area Networks (“WAN”) with several dozen to several hundred sites. Our enterprise customers generally purchase our services on a price per location basis. Revenues from our corporate, net-centric customers and enterprise customers represented 46.3%, 36.5% and 17.2% of total service revenue, respectively, for the three months ended June 30, 2023. Revenues from our corporate and net-centric customers represented 57.4% and 42.6% of total service revenue, respectively, for the three months ended June 30, 2022. Revenues from corporate customers increased by 30.3% to $111.0 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. Revenues from our net-centric customers increased by 38.4% to $87.6 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. Revenues from our enterprise customers represented $41.2 million, from May 1, 2023 (the closing date) to June 30, 2023. Certain of our historical corporate and net-centric customers (in total approximately 400 customers representing approximately $0.3 million in monthly recurring revenue) have been reclassified from our legacy net-centric and corporate revenue and customer connections to enterprise revenue and customer connections. Certain of the customer connections we acquired in the Wireline Business were classified as corporate and net-centric revenue and customer connections. We acquired 17,823 corporate customer connections, 5,711 net-centric customer connections and 23,209 enterprise customer connections with the Wireline Business. In connection with our acquisition of the Wireline business, we classified the Wireline Business revenue as $20.1 million of monthly recurring revenue as enterprise revenue, $12.9 million of monthly recurring revenue as corporate revenue and $6.5 million of monthly recurring revenue as net-centric revenue.

Our revenue from our corporate customers increased primarily due to an increase in our number of corporate customers and from 17,823 corporate customer connections acquired with the Wireline Business. Our corporate customers take advantage of our superior speeds, greater aggregate throughput, service levels and installation times versus our competitors. The growing trend of customers installing second lines for redundancy in order to construct virtual private networks (“VPNs”) has also led to our ability to increase our corporate revenues. Beginning with and throughout the COVID-19 pandemic, we witnessed a deteriorating real estate market in and around the buildings we service in central business districts in North America. Because of the rising vacancy levels and falling lease initiations or renewals, we experienced a slowdown in new sales to our corporate customers, which negatively affected our legacy corporate revenue results. During the three months ended June 30, 2023, we slowly began to see declining vacancy rates and rising office occupancy rates. In addition, we began to see positive trends in our corporate business. As the option to fully or partially work from home becomes permanently established at many companies, our corporate customers are integrating some of the new applications that became part of the remote work environment, which benefits our corporate business as these customers upgrade their Internet access infrastructure to higher capacity connections. Further, if and when companies eventually return to the buildings in which we operate, we believe it will present an opportunity for increased sales. However, the exact timing and path of these positive trends remains uncertain, and as the after effects of the COVID-19 pandemic linger, we may continue to see increased corporate customer turnover, fewer upgrades of existing corporate customer configurations and fewer new tenant opportunities, which would negatively affect our corporate revenue growth.

Our revenue from our net-centric customers increased primarily due to an increase in our number of net-centric customers and growth in network traffic from these customers and from 5,711 net-centric customer connections acquired with the Wireline Business partly offset by a decline in our average price per megabit. Our net-centric customers purchase our services on a price per megabit basis. The net-centric market exhibits significant pricing pressure due to the continued introduction of new technology, which lowers the marginal cost of transmission and routing, and the commodity nature of the service where price is typically the only differentiating factor for these customers. Our average price per megabit of our installed base of customers declined by 4.6% from the three months ended June 30, 2022 to the three months ended June 30, 2023. We expect that our average price per megabit will continue to decline. The impact of foreign exchange rates has a more significant impact on our net-centric revenues.

Revenue and customer connections by network connection type

Our on-net revenues increased by 14.0% from the three months ended June 30, 2022 to the three months ended June 30, 2023. Our on-net revenues increased as we increased the number of our on-net customer connections by 12.8% at June 30, 2023 from June 30, 2022. On-net revenue increased at a greater rate than on-net customer connections primarily due to on-net customer connections acquired in our acquisition of the Wireline Business and an increase in our on-net ARPU from the three months ended June 30, 2022 to the three months ended June 30, 2023. ARPU is determined by dividing revenue for the period by the average customer connections for that period. On-net revenues from customers acquired in the Wireline Business was $4.1 million from May 1, 2023 (the closing date) to June 30, 2023. On-net customer connections from the Wireline Business were 2,546 as of June 30, 2023.

Our off-net revenues increased by 181.1% from the three months ended June 30, 2022 to the three months ended June 30, 2023. Our off-net revenues increased primarily from the 194.5% increase in the number of our off-net customer connections from June 30, 2022 to June 30, 2023. Off-net revenues from customers acquired in the Wireline Business was $63.9 million from May 1, 2023 (the closing date) to June 30, 2023. Off-net customer connections from the Wireline Business were 24,243 as of June 30, 2023.

In connection with our acquisition of the Wireline Business, we expanded our offering of optical wavelength and optical transport services over our fiber network. Wavelength customer connections from the Wireline Business were 402 as of June 30, 2023. Wavelength revenues from customers acquired in the Wireline Business was $1.6 million from May 1, 2023 (the closing date) to June 30, 2023.

Our non-core revenues increased from the three months ended June 30, 2022 to the three months ended June 30, 2023 primarily from the acquisition of non-core revenues from customers acquired in the Wireline Business. Non-core revenues from customers acquired in the Wireline Business were $8.4 million from May 1, 2023 (the closing date) to June 30, 2023. Non-core customer connections from the Wireline Business were 19,021 as of June 30, 2023.

Network Operations Expenses. Network operations expenses include the costs of personnel associated with service delivery, network management and customer support, network facilities costs, fiber and equipment maintenance fees, leased circuit costs, access and facilities fees paid to building owners and excise taxes billed to our customers and recorded on a gross basis. Our network operations expenses, including non-cash equity-based compensation expense, increased by 143.3% from the three months ended June 30, 2022 to the three months ended June 30, 2023. Non-cash equity-based compensation expense is included in network operations expenses consistent with the classification of the employee’s salary and other compensation. The increase in network operations expense is primarily attributable to an increase in costs related to our network and facilities expansion activities, an increase in power costs and $72.4 million of network operations expense from our acquisition of the Wireline Business from May 1, 2023 (the closing date) to June 30, 2023.

Selling, General, and Administrative (“SG&A”) Expenses. Our SG&A expenses, including non-cash equity-based compensation expense, increased by 112.4% from the three months ended June 30, 2022 to the three months ended June 30, 2023. Non-cash equity-based compensation expense is included in SG&A expenses consistent with the classification of the employee’s salary and other compensation. SG&A expenses increased primarily from an increase in salaries and benefits from a 104.5% increase in our total headcount, including 942 employees added to our headcount from our acquisition of the Wireline Business. Our sales force headcount was 841 at June 30, 2023 and 619 at June 30, 2022, and our total headcount was 2,020 at June 30, 2023 and 988 at June 30, 2022. The Wireline Business added 114 employees to our sales force headcount. SG&A expense from our acquisition of the Wireline Business was $43.2 million from May 1, 2023 (the closing date) to June 30, 2023.

Depreciation and Amortization Expenses. Our depreciation and amortization expense increased by 127.6% from the three months ended June 30, 2022 to the three months ended June 30, 2023. The increase is primarily due to the depreciation expense associated with the increase in deployed fixed assets and $27.1 of depreciation and amortization expense from assets acquired with the Wireline Business.

Gain on Bargain Purchase

We accounted for our acquisition of the Wireline Business as a business combination. The identifiable assets acquired and liabilities assumed were recorded at their fair values as of the acquisition date. Assigning fair market values to the assets acquired and liabilities assumed at the date of an acquisition requires the use of significant judgment regarding estimates and assumptions. The fair value of the identifiable assets acquired was $1.5 billion (including amounts due under the IP Transit Services Agreement) and was in excess of the $1.0 billion liabilities assumed and the $0.6 billion net consideration to be received from the Seller resulting in a gain on bargain purchase of $1.2 billion.

Interest Income - IP Transit Services Agreement

On the Closing Date, we entered into an agreement for IP transit services (“IP Transit Services Agreement with T-Mobile USA, Inc., a Delaware corporation and direct subsidiary of T-Mobile (“TMUSA”), pursuant to which TMUSA will pay us an aggregate of $700.0 million, consisting of (i) $350.0 million in equal monthly installments during the first year after the Closing Date and (ii) $350.0 million in equal monthly installments over the subsequent 42 months.

We accounted for the Transaction as a business combination under ASC Topic 805 Business Combinations (“ASC 805”). Under ASC 805, we concluded that the $700.0 million of payments to be made represent consideration received to complete the acquisition of a distressed business. We also evaluated whether the IP Transit Services Agreement was in the scope of ASU No. 2014-09 Revenue from Contracts with Customers (“ASC 606”). We concluded that TMUSA did not represent a “customer” as defined by ASC 606, the stated contract price did not represent consideration for services to be delivered, and the transaction did not satisfy the definition of revenue, which excluded this arrangement from the scope of ASC 606. As a result, the IP Transit Services Agreement was recorded in connection with the Transaction at its discounted present value resulting in a discount of $79.6 million. The amortization of the discount resulted in interest income of $7.7 million for the three months ended June 30, 2023.

Unrealized Gain on Foreign Exchange – 2024 Notes. Our 2024 Notes were issued in Euros and were reported in our reporting currency – US Dollars until they were fully extinguished in June 2022. The unrealized gain on foreign exchange on our 2024 Notes from converting our 2024 Notes into USD was $23.5 million for the three months ended June 30, 2022.

Interest Expense and Loss on Debt Extinguishment and Redemption. Our interest expense resulted from interest incurred on our €350.0 million aggregate principal amount of Senior Unsecured Euro Notes due 2024 (the “2024 Notes”) until these notes were fully extinguished in June 2022, interest incurred on our $500.0 million aggregate principal amount of 3.50% Senior Secured Notes due 2026 that we issued in May 2021 (the “2026 Notes”), interest incurred on our $450.0 million aggregate principal amount of 7.00% Senior Unsecured Notes due 2027 that we issued in June 2022 (the “2027 Notes”) and interest incurred on our finance lease obligations. Our interest expense increased by 112.6% from the three months ended June 30, 2022 to the three months ended June 30, 2023. The increase was primarily due to the increase in interest rates on our 2027 Notes as compared to the 2024 Notes and from $9.5 million of interest expense paid in May 2023 associated with our Swap Agreement. In June 2022, we extinguished our 2024 Notes at 101.094% of par value resulting in a loss on debt extinguishment and redemption of $11.9 million.

Change in Valuation - Interest Rate Swap Agreement. As of June 30, 2023, the fair value of our Swap Agreement was a net liability of $52.1 million, and we recorded unrealized losses for the non-cash change in the valuation of the Swap Agreement of $1.3 million in the three months ended June 30, 2023 and $7.5 million in the three months ended June 30, 2022

Under the Swap Agreement settlement payment made in November 2021, we received $0.6 million from the counterparty for a net cash savings of $0.6 million for the period from August 9, 2021 (the Swap Agreement inception date) to October 31, 2021, in May 2022, we received $1.2 million from the counterparty for a net cash savings of $1.2 million for the period from November 1, 2021 to April 30, 2022. Under the Swap Agreement settlement payment made in November 2022, we paid $3.4 million to the counterparty for a net cash interest cost of $3.4 million for the period from May 1, 2022 to October 31, 2022. Under the Swap Agreement settlement payment made in May 2023, we paid $9.5 million to the counterparty for a net cash interest cost of $9.5 million for the period from November 1, 2022 to April 30, 2023.

Income Tax (Benefit) Expense. Our income tax benefit was $24.3 million for the three months ended June 30, 2023 and our income tax expense was $8.6 million for the three months ended June 30, 2022. The decrease in our income tax expense is primarily related to projected operating results related to the Sprint Wireline business acquisition and the reversal of a valuation allowance on our business interest expense deferred tax asset.

Buildings On-net. As of June 30, 2023 and 2022, we had a total of 3,227 and 3,095 on-net buildings connected to our network, respectively. The increase in our on-net buildings was a result of our disciplined network expansion program. We anticipate adding a similar number of buildings to our network for the next several years.

Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022

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

	Six Months Ended
	June 30,		Percent
	2023	2022	Change

	(in thousands)
Service revenue	$393,395	$297,622	32.2%
On-net revenue	243,808	224,609	8.5%
Off-net revenue	139,266	72,668	91.6%
Wavelength revenue	1,585	—	NM
Non-core revenue	8,736	345	NM
Network operations expenses (1)	196,140	113,963	72.1%
Selling, general, and administrative (“SG&A) expenses (2)	128,736	80,013	60.9%
Depreciation and amortization expenses	77,669	45,762	69.7%
Unrealized foreign exchange gain on 2024 Notes	—	31,561	NM
Loss on debt extinguishment and redemption – 2024 Notes	—	11,885
Change in valuation – interest rate swap agreement	(542)	28,781	NM
Interest income – IP Transit Services Agreement	7,669	—	NM
Interest expense	47,658	27,648	72.4%
Income tax (benefit) expense	(19,827)	9,095	NM
(1)	Includes non-cash equity-based compensation expenses of $380 and $289 in the six months ended June 30, 2023 and 2022, respectively.
(2)	Includes non-cash equity-based compensation expenses of $12,450 and $11,674 in the six months ended June 30, 2023 and 2022, respectively.

NM – not meaningful

	Six Months Ended
	June 30,		Percent
	2023	2022	Change
Other Operating Data
Average Revenue Per Unit (ARPU)
ARPU—on-net	$463	$459	0.8%
ARPU—off-net	$888	$938	(5.3)%
ARPU – Wavelengths	$2,552	$—	NM
Average Price per Megabit — installed base	$0.26	$0.30	(12.7)%
Customer Connections—end of period
On-net	92,846	82,277	12.8%
Off-net	38,762	13,160	194.5%
Wavelengths	414	—	NM
Non-core	19,408	340	NM

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

Our service revenue increased by 32.2% from the six months ended June 30, 2022 to the six months ended June 30, 2023. Exchange rates negatively affected our increase in service revenue by $1.2 million. All foreign currency comparisons herein reflect results for the six months ended June 30, 2023 translated at the average foreign currency exchange rates for the six months ended June 30, 2022. We increased our total service revenue by expanding our network, adding additional buildings to our network, increasing our penetration into the buildings connected to our network and gaining market share by offering our services at lower prices than our competitors. Revenue from the Wireline Business was $78.0 million from May 1, 2023 (the closing date) to June 30, 2023.

Revenue recognition standards include guidance relating to any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, gross receipts taxes, Universal Service Fund fees and certain state regulatory fees. We record these taxes billed to our customers on a gross basis (as service revenue and network operations expense) in our consolidated statements of comprehensive income. The impact of these taxes including the Universal Service Fund resulted in an increase to our revenues of $8.0 million from the six months ended June 30, 2022 to the six months ended June 30, 2023. Excise taxes from the Wireline Business were $7.0 million from May 1, 2023 (the closing date) to June 30, 2023.

Revenue and customer connections by customer type

Our corporate customers generally purchase their services on a price per connection basis. Our net-centric customers generally purchase their services on a price per megabit-metered basis. We began to serve enterprise customers in connection with our acquisition of the Wireline business. We define “enterprise” customers as large corporations (typically, Fortune 500 companies with greater than $5 billion in annual revenue) running Wide Area Networks (“WAN”) with several dozen to several hundred sites. Our enterprise customers generally purchase our services on a price per location basis. Revenues from our corporate, net-centric customers and enterprise customers represented 50.0%, 39.5% and 10.5% of total service revenue, respectively, for the six months ended June 30, 2023. Revenues from our corporate and net-centric customers represented 57.6% and 42.4% of total service revenue, respectively, for the six months ended June 30, 2022. Revenues from corporate customers increased by 14.8% to $196.6 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. Revenues from our net-centric customers increased by 23.1% to $155.5 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. Revenues from our enterprise customers represented $41.2 million, from May 1, 2023 (the closing date) to June 30, 2023. Certain of our historical corporate and net-centric customers (in total approximately 400 customers representing approximately $0.3 million in monthly recurring revenue) have been reclassified from our legacy net-centric and corporate revenue and customer connections to enterprise revenue and customer connections. Certain of the customer connections we acquired in the Wireline Business were classified as corporate and net-centric revenue and customer connections. We acquired 17,823 corporate customer connections, 5,711 net-centric customer connections and 23,209 enterprise customer connections with the Wireline Business. In connection with our acquisition of the Wireline business, we classified the Wireline Business revenue as $20.1 million of monthly recurring revenue as enterprise revenue, $12.9 million of monthly recurring revenue as corporate revenue and $6.5 million of monthly recurring revenue as net-centric revenue.

Our revenue from our corporate customers increased primarily due to an increase in our number of corporate customers and from 17,823 corporate customer connections acquired with the Wireline Business. Our corporate customers take advantage of our superior speeds, greater aggregate throughput, service levels and installation times versus our competitors. The growing trend of customers installing second lines for redundancy in order to construct virtual private networks (“VPNs”) has also led to our ability to increase our corporate revenues. Beginning with and throughout the COVID-19 pandemic, we witnessed a deteriorating real estate market in and around the buildings we service in central business districts in North America. Because of the rising vacancy levels and falling lease initiations or renewals, we experienced a slowdown in new sales to our corporate customers, which negatively affected our corporate revenue results. During the six months ended June 30, 2023, we slowly began to see declining vacancy rates and rising office occupancy rates. In addition, we began to see positive trends in our corporate business. As the option to fully or partially work from home becomes permanently established at many companies, our corporate customers are integrating some of the new applications that became part of the remote work environment, which benefits our corporate business as these customers upgrade their Internet access infrastructure to higher capacity connections. Further, if and when companies eventually return to the buildings in which we operate, we believe it will present an opportunity for increased sales. However, the exact timing and path of these positive trends remains uncertain, and as the after effects of the COVID-19 pandemic linger, we may continue to see increased corporate customer turnover, fewer upgrades of existing corporate customer configurations and fewer new tenant opportunities, which would negatively affect our corporate revenue growth.

Our revenue from our net-centric customers increased primarily due to an increase in our number of net-centric customers and growth in network traffic from these customers and from 5,711 net-centric customers acquired with the Wireline Business. Our net-centric customers purchase our services on a price per megabit basis. The net-centric market exhibits significant pricing pressure due to the continued introduction of new technology, which lowers the marginal cost of transmission and routing, and the commodity nature of the service where price is typically the only differentiating factor for these customers. Our average price per megabit of our installed base of customers decreased by 12.7% from the six months ended June 30, 2022 to the six months ended June 30, 2023. The impact of foreign exchange rates has a more significant impact on our net-centric revenues.

Revenue and customer connections by network connection type

Our on-net revenues increased by 8.5% from the six months ended June 30, 2022 to the six months ended June 30, 2023. Our on-net revenues increased as we increased the number of our on-net customer connections by 12.8% at June 30, 2023 from June 30, 2022. On-net customer connections increased at a greater rate than on-net customer revenue primarily due to on-net customers acquired in our acquisition of the Wireline Business and partly offset by an increase in our on-net ARPU from the six months ended June 30, 2022 to the six months ended June 30, 2023. ARPU is determined by dividing revenue for the period by the average customer connections for that period. On-net revenues from customers acquired in the Wireline Business was $4.1 million from May 1, 2023 (the closing date) to June 30, 2023. On-net customer connections from the Wireline Business were 2,546 as of June 30, 2023.

Our off-net revenues increased by 91.6% from the six months ended June 30, 2022 to the six months ended June 30, 2023. Our off-net revenues increased primarily from the 194.5% increase in the number of our off-net customer connections from June 30, 2022 to June 30, 2023. Off-net revenues from customers acquired in the Wireline Business was $63.9 million from May 1, 2023 (the closing date) to June 30, 2023. Off-net customer connections from the Wireline Business were 24,243 as of June 30, 2023.

In connection with our acquisition of the Wireline Business, we expanded our offering of optical wavelength and optical transport services over our fiber network. Wavelength customer connections from the Wireline Business were 402 as of June 30, 2023. Wavelength revenues from customers acquired in the Wireline Business was $1.6 million from May 1, 2023 (the closing date) to June 30, 2023.

Our non-core revenues increased from the six months ended June 30, 2022 to the six months ended June 30, 2023 primarily from the acquisition of non-core revenues from customers acquired in the Wireline Business. Non-core revenues from customers acquired in the Wireline Business were $8.4 million from May 1, 2023 (the closing date) to June 30, 2023. Non-core customer connections from the Wireline Business were 19,021 as of June 30, 2023.

Network Operations Expenses. Network operations expenses include the costs of personnel associated with service delivery, network management and customer support, network facilities costs, fiber and equipment maintenance fees, leased circuit costs, access and facilities fees paid to building owners and excise taxes billed to our customers and recorded on a gross basis. Our network operations expenses, including non-cash equity-based compensation expense, increased by 72.1% from the six months ended June 30, 2022 to the six months ended June 30, 2023. Non-cash equity-based compensation expense is included in network operations expenses consistent with the classification of the employee’s salary and other compensation. The increase in network operations expense is primarily attributable to an increase in costs related to our network and facilities expansion activities, an increase in power costs and $72.4 million of network operations expense from our acquisition of the Wireline Business from May 1, 2023 (the closing date) to June 30, 2023.

Selling, General, and Administrative (“SG&A”) Expenses. Our SG&A expenses, including non-cash equity-based compensation expense, increased by 60.9% from the six months ended June 30, 2022 to the six months ended June 30, 2023. Non-cash equity-based compensation expense is included in SG&A expenses consistent with the classification of the employee’s salary and other compensation. SG&A expenses increased primarily from an increase in salaries and benefits from a 104.5% increase in our total headcount, including 942 employees added to our headcount from our acquisition of the Wireline Business. Our sales force headcount was 841 at June 30, 2023 and 619 at June 30, 2022, and our total headcount was 2,020 at June 30, 2023 and 988 at June 30, 2022. The Wireline Business added 114 employees to our sales force headcount. SG&A expense from our acquisition of the Wireline Business was $43.2 million from May 1, 2023 (the closing date) to June 30, 2023.

Depreciation and Amortization Expenses. Our depreciation and amortization expense increased by 69.7% from the six months ended June 30, 2022 to the six months ended June 30, 2023. The increase is primarily due to the depreciation expense associated with the increase in deployed fixed assets and $27.1 of depreciation and amortization expense from assets acquired with the Wireline Business.

Gain on Bargain Purchase

We accounted for our acquisition of the Wireline Business as a business combination. The identifiable assets acquired and liabilities assumed were recorded at their fair values as of the acquisition date. Assigning fair market values to the assets acquired and liabilities assumed at the date of an acquisition requires the use of significant judgment regarding estimates and assumptions. The fair value of the identifiable assets acquired was $1.5 billion (including amounts due under the IP Transit Services Agreement) and was in excess of the $1.0 billion liabilities assumed and the $0.6 billion net consideration to be received from the Seller resulting in a gain on bargain purchase of $1.2 billion.

Interest Income - IP Transit Services Agreement

On the Closing Date, we entered into an agreement for IP transit services (“IP Transit Services Agreement with T-Mobile USA, Inc., a Delaware corporation and direct subsidiary of T-Mobile (“TMUSA”), pursuant to which TMUSA will pay us an aggregate of $700.0 million, consisting of (i) $350.0 million in equal monthly installments during the first year after the Closing Date and (ii) $350.0 million in equal monthly installments over the subsequent 42 months.

We accounted for the Transaction as a business combination under ASC Topic 805 Business Combinations (“ASC 805”). Under ASC 805, we concluded that the $700.0 million of payments to be made represent consideration received to complete the acquisition of a distressed business. We also evaluated whether the IP Transit Services Agreement was in the scope of ASU No. 2014-09 Revenue from Contracts with Customers (“ASC 606”). We concluded that TMUSA did not represent a “customer” as defined by ASC 606, the stated contract price did not represent consideration for services to be delivered, and the transaction did not satisfy the definition of revenue, which excluded this arrangement from the scope of ASC 606. As a result, the IP Transit Services Agreement was recorded in connection with the Transaction at its discounted present value resulting in a discount of $79.6 million. The amortization of the discount resulted in interest income of $7.7 million for the six months ended June 30, 2023.

Unrealized Gain on Foreign Exchange – 2024 Notes. Our 2024 Notes were issued in Euros and were reported in our reporting currency – US Dollars until they were fully extinguished in June 2022. The unrealized gain on foreign exchange on our 2024 Notes from converting our 2024 Notes into USD was $31.6 million for the six months ended June 30, 2022.

Interest Expense and Loss on Debt Extinguishment and Redemption. Our interest expense resulted from interest incurred on our €350.0 million aggregate principal amount of Senior Unsecured Euro Notes due 2024 (the “2024 Notes”) until these notes were fully extinguished in June 2022, interest incurred on our $500.0 million aggregate principal amount of 3.50% Senior Secured Notes due 2026 that we issued in May 2021 (the “2026 Notes”), interest incurred on our $450.0 million aggregate principal amount of 7.00% Senior Unsecured Notes due 2027 that we issued in June 2022 (the “2027 Notes”) and interest incurred on our finance lease obligations. Our interest expense increased by 72.4% from the six months ended June 30, 2022 to the six months ended June 30, 2023. The increase was primarily due to the increase in interest rates on our 2027 Notes as compared to the 2024 Notes and from $9.5 million of interest expense paid in May 2023 associated with our Swap Agreement. In June 2022, we extinguished our 2024 Notes at 101.094% of par value resulting in a loss on debt extinguishment and redemption of $11.9 million.

Change in Valuation - Interest Rate Swap Agreement. As of June 30, 2023, the fair value of our Swap Agreement was a net liability of $52.1 million, and we recorded an unrealized gain (loss) for the non-cash change in the valuation of the Swap Agreement of $0.5 million in the six months ended June 30, 2023 and ($28.8) million in the six months ended June 30, 2022

Under the Swap Agreement settlement payment made in November 2021, we received $0.6 million from the counterparty for a net cash savings of $0.6 million for the period from August 9, 2021 (the Swap Agreement inception date) to October 31, 2021, in May 2022, we received $1.2 million from the counterparty for a net cash savings of $1.2 million for the period from November 1,

2021 to April 30, 2022. Under the Swap Agreement settlement payment made in November 2022, we paid $3.4 million to the counterparty for a net cash interest cost of $3.4 million for the period from May 1, 2022 to October 31, 2022. Under the Swap Agreement settlement payment made in May 2023, we paid $9.5 million to the counterparty for a net cash interest cost of $9.5 million for the period from November 1, 2022 to April 30, 2023.

Income Tax (Benefit) Expense. Our income tax benefit was $19.8 million for the six months ended June 30, 2023 and our income tax expense was $9.1 million for the six months ended June 30, 2022. The decrease in our income tax expense is primarily related to projected operating results related to the Sprint Wireline business acquisition and the reversal of a valuation allowance on our business interest expense deferred tax asset.

Buildings On-net. As of June 30, 2023 and 2022, we had a total of 3,227 and 3,095 on-net buildings connected to our network, respectively. The increase in our on-net buildings was a result of our disciplined network expansion program. We anticipate adding a similar number of buildings to our network for the next several years.

Liquidity and Capital Resources

In assessing our liquidity, management reviews and analyzes our current cash balances, accounts receivable, accounts payable, accrued liabilities, capital expenditure commitments, and required finance lease and debt payments and other obligations. As our business has grown as a result of an increasing customer base, the Transaction, broader geographic coverage and increased traffic on our network, we have produced a growing level of cash provided by operating activities. Because of the operating leverage of our network, our annual capital expenditures measured as a percentage of revenues has fallen over the last decade. Increasing our cash provided by operating activities is, in part, dependent upon expanding our geographic footprint and increasing our network capacity. Supply chain issues may adversely affect our ability to grow our network and revenue.

We have also had increasing success in raising capital by issuing notes and arranging financing and leases that have had a lower cost and more flexible terms. The combination of this improved operating performance and access to capital has enhanced our financial flexibility and increased our ability to make distributions to stockholders in the form of cash dividends or through share repurchases. Since our initial public offering, we have returned over $1.4 billion to our stockholders through share repurchases and dividends. We will continue to assess our capital and liquidity needs and, where appropriate, return capital to stockholders.

Over the next several years, we have significant contractual and anticipated cash outlays including our indicative dividend payments on our common stock, our maturing debt obligations, interest payments on our debt obligations and our projected capital expenditure requirements in order to help execute our business plan including the acquisition of the Wireline Business. Based upon the historical growth rate of our dividend, we expect that we would have to provide approximately $370 million in order to meet our expected quarterly dividend payments over the next two years, inclusive of payments under the IP Transit Services Agreement. Our $500.0 million of 2026 Notes accrue interest at 3.50%, mature in May 2026 and include annual interest payments of $17.5 million until maturity. In June 2022, we redeemed our 2024 Notes with the proceeds from our issuance of $450.0 million of our 2027 Notes. Our 2024 Notes accrued interest at 4.375% and our 2027 Notes accrue interest at 7.00%. Our $450.0 million of 2027 Notes mature in June 2027 and include annual interest payments of $31.5 million until maturity.

Under our Swap Agreement, we pay the counterparty a semi-annual payment based upon overnight SOFR plus a contractual interest rate spread, and the counterparty pays us a semi-annual fixed 3.50% interest payment. These settlement payments are made in November and May of each year until the Swap Agreement expires in February 2026. As of June 30, 2023, $51.6 million of our cash and cash equivalents are restricted for use under our Swap Agreement. We have made a $51.7 million deposit with the counterparty to the Swap Agreement. If the fair value of the Swap Agreement exceeds a net liability of $51.7 million, we will be required to deposit additional funds with the counterparty equal to the net liability fair value. As of June 30, 2023, $51.6 million of the deposit was restricted and $0.1 million was unrestricted.

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

Acquisition of Sprint Communications

The Wireline Business’s cash flow was negative at the time of negotiations and during its recent history. Due to the dire financial condition of the Wireline Business, it was understood that a payment from T-Mobile to any potential buyer would be required to execute a transaction to give a buyer sufficient cash inflows to offset losses that would be expected until a buyer could optimize the business. Based on management’s internal modeling at the culmination of the due diligence process, management determined this cash payment to be $700.0 million. Management intends to reduce the negative cash flow of the Wireline Business through the payments from the IP Transit Services Agreement, reducing operating costs and increasing revenue primarily by providing optical wavelength and optical transport services over our fiber network, including the owned network we acquired with the Wireline Business. We are selling these services to our existing customers, customers we acquired with the Wireline Business and to new customers who require dedicated optical transport connectivity without the capital and ongoing expenses associated with owning and operating network infrastructure. As part of the Transaction, we will be incurring costs associated with the TSA agreement. The amount of these costs will be dependent upon our ability to integrate the operations of the Wireline Business into our operations. Our cash flow requirements related to the acquisition of the Wireline Business will be dependent upon our ability to reduce the acquired operating costs, our success in retaining the acquired customers and our ability to sell optical wavelength and optical transport services over our fiber network.

In light of the economic uncertainties associated with the global recessionary economy, the cash flow requirements of the Wireline Business, the COVID-19 pandemic and recent bank failures and liquidity concerns at certain other banks, our executive officers and Board of Directors have continued to carefully monitor our liquidity and cash requirements. Based on current circumstances, we currently plan to continue our current dividend policy. Given uncertainties regarding the duration of the pandemic, the cash flow requirements of the Wireline Business and the timing for economic recovery, we will continue to monitor our capital spending. As we do each year, we will continue to monitor our future sources and uses of cash, and anticipate that we will make adjustments to our capital allocation strategies when, as and if determined by our Board of Directors.

Cash Flows

The following table sets forth our consolidated cash flows.

	Six Months Ended June 30,
(in thousands)	2023	2022
Net cash provided by operating activities	$118,475	$83,814
Net cash used in investing activities	(45,520)	(35,409)
Net cash used in financing activities	(107,080)	(24,052)
Effect of exchange rates changes on cash	2,166	(3,130)
Net (decrease) increase in cash and cash equivalents and restricted cash	$(31,959)	$21,223

Net Cash Provided by Operating Activities. Our primary source of operating cash is receipts from our customers who are billed on a monthly basis for our services. Our primary uses of operating cash are payments made to our vendors, employees and interest payments made to our finance lease vendors and our note holders. Our changes in cash provided by operating activities are primarily due to changes in our operating profit and changes in our interest payments. On the Closing Date, we entered into a TSA with the Seller, pursuant to which the Seller will provide to us, and we will provide to the Seller on an interim basis following the Closing Date, Transition Services to ensure an orderly transition following the separation of the Wireline Business from Sprint Communications. During the three and six months ended June 30, 2023 we recorded $118.8 million due to the Seller under the TSA, primarily for reimbursement of payment to vendors of the Wireline Business, and recorded $7.0 million as due from the Seller under the TSA. Amounts billed under the TSA are due 30 days from receipt of the related invoice. As of June 30, 2023, we owed $118.8 million to the Seller and the Seller owed $7.0 million to us under the TSA agreement resulting in an increase in cash provided by operating activities.

Net Cash Used in Investing Activities. Our primary use of cash for investing activities is for purchases of property and equipment. Purchases of property and equipment were $60.7 million and $35.4 million for the six months ended June 30, 2023 and 2022, respectively. The changes in purchases of property and equipment are primarily due to the timing and scope of our network expansion activities including geographic expansion, purchases in anticipation of the closing of our acquisition of the Wireline Business and adding buildings to our network. We paid $61.1 million, net of $47.1 million of cash acquired, for a net total of $14.4 million paid for our acquisition of the Wireline Business. On the Closing Date, we entered into the IP Transit Services Agreement pursuant to which TMUSA will pay us an aggregate of $700.0 million, consisting of (i) $350.0 million in equal monthly installments during the first year after the Closing Date and (ii) $350.0 million in equal monthly installments over the subsequent 42 months. During the six months ended June 30, 2023, we billed $58.3 million and were paid $29.2 million under the IP Transit Services Agreement.

Net Cash Used In Financing Activities. Our primary uses of cash for financing activities are for payments to redeem and extinguish our debt, dividend payments and principal payments under our finance lease obligations and for purchases of our common stock. During the six months ended June 30, 2023 and 2022, we paid $90.2 million and $83.2 million, respectively, for our quarterly dividend payments. Our quarterly dividend payments have increased due to increases in our quarterly dividend per share amounts. Principal payments under our finance lease obligations were $17.2 million and $11.1 million for the six months ended June 30, 2023 and 2022, respectively. The changes in our principal payments under our finance lease obligations are primarily due to the timing and extent of our network expansion activities including geographic expansion, purchases in anticipation of the closing of our acquisition of the Wireline Business and adding buildings to our network. There were no purchases of our common stock in the six months ended June 30, 2023 and 2022.

Cash Position and Indebtedness

At June 30, 2023, our total indebtedness, at par, was $1.3 billion and our total cash, cash equivalents and restricted cash ($51.6 million) was $244.0 million. Our total indebtedness at June 30, 2023 includes $331.5 million of finance lease obligations for dark fiber under long-term IRU agreements.

Summarized Financial Information of Holdings

Holdings is not a restricted subsidiary as defined under the indentures governing our 2026 Notes and our 2027 Notes (the “Indentures”). Holdings is a guarantor under these notes. Under the Indentures, we are required to disclose financial information of Holdings including its assets, liabilities and its operating results (“Holdings Financial Information”). The Holdings Financial Information as of and for the six months ended June 30, 2023 is detailed below (in thousands).

June 30, 2023
(Unaudited)
Cash and cash equivalents	$1,170
Accrued interest receivable	3
Total assets	$1,173

Investment from subsidiaries	$515,070
Common stock	49
Accumulated deficit	(513,946)
Total equity	$1,173

Six Months
Ended
June 30, 2023
(Unaudited)
Equity‑based compensation expense	14,125
Interest income	536
Net loss	$(13,589)

Common Stock Buyback Program

Our Board of Directors has approved purchases of shares of our common stock under a buyback program (the “Buyback Program”). There were no purchases of shares of our common stock in the three or six months ended June 30, 2023 and 2022. As of June 30, 2023, there was a total of $30.4 million available under the Buyback Program that is authorized to continue through December 31, 2023.

Dividends on Common Stock and Return of Capital Program

On August 2, 2023, our Board of Directors approved the payment of our quarterly dividend of $0.945 per common share. This estimated $44.6 million dividend payment is expected to be made on September 8, 2023.

The payment of any future dividends and any other returns of capital, including stock buybacks, will be at the discretion of our Board of Directors and may be reduced, eliminated or increased and will be dependent upon our financial position, results of operations, available cash, cash flow, capital requirements, limitations under our debt indentures and other factors deemed relevant by our Board of Directors. We are a Delaware corporation and under the General Corporation Law of the State of Delaware, distributions may be restricted including a restriction that distributions, including stock purchases and dividends, do not result in an impairment of a corporation’s capital, as defined under Delaware Law. The indentures governing our notes limit our ability to return cash to our stockholders. See Note 3 of our interim condensed consolidated financial statements for additional discussion of limitations on distributions.

Future Capital Requirements

We believe that our cash on hand and cash generated from our operating activities will be adequate to meet our working capital, capital expenditure, debt service, dividend payments and other cash requirements for the next twelve months if we execute our business plan.

Any future acquisitions or other significant unplanned costs or cash requirements in excess of amounts we currently hold may require that we raise additional funds through the issuance of debt or equity. We cannot assure you that such financing will be available on terms acceptable to our stockholders, or us or at all. Insufficient funds may require us to delay or scale back the number of buildings and markets that we add to our network, reduce our planned increase in our sales and marketing efforts, or require us to otherwise alter our business plan or take other actions that could have a material adverse effect on our business, results of operations and financial condition. If issuing equity securities raises additional funds, substantial dilution to existing stockholders may result.

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

Impact of COVID-19 on Our Liquidity and Operating Performance

We continue to operate with a high level of liquidity, and as of June 30, 2023, we had cash, cash equivalents and restricted cash ($51.6 million) totaling $244.0 million. The COVID-19 pandemic has not affected our credit rating to date, nor do we believe that it has materially changed our cost of capital. We believe we are able to timely service our debt obligations and will not require any concessions to do so. We believe we will have access to additional capital from a variety of sources and the public capital markets for debt and equity.

Beginning with and throughout the COVID-19 pandemic, we witnessed a deteriorating real estate market in and around the buildings we service in central business districts in North America. Because of the rising vacancy levels and falling lease initiations or renewals, we experienced a slowdown in new sales to our corporate customers, which negatively affected our legacy corporate revenue results. As the option to fully or partially work from home becomes permanently established at many companies, our corporate customers are integrating some of the new applications that became part of the remote work environment, which benefits our corporate business as these customers upgrade their Internet access infrastructure to higher capacity connections. Further, if and when companies eventually return to the buildings in which we operate, we believe it will present an opportunity for increased sales. However, the exact timing and path of these positive trends remains uncertain, and as the after effects of the COVID-19 pandemic linger, we may continue to see increased corporate customer turnover, fewer upgrades of existing corporate customer configurations and fewer new tenant opportunities, which would negatively affect our corporate revenue growth.

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

Critical Accounting Estimates

Management believes that as of June 30, 2023, there have been no material changes to our critical accounting policies and significant estimates from those listed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2022, except as noted below.

Acquisition of Wireline Business

In connection with our acquisition of the Wireline Business we made the following significant changes to our critical accounting policies and significant estimates.

In connection with the Transaction, the identifiable assets acquired and liabilities assumed were recorded at their fair values as of the acquisition date. Assigning fair market values to the assets acquired and liabilities assumed at the date of an acquisition requires the use of significant judgment regarding estimates and assumptions. For the fair values of the assets acquired and liabilities assumed, we used the cost, income and market approaches, including market participant assumptions.

In connection with the Transaction, we acquired customer relationship intangible assets the value of which were determined using an income approach. This fair value measurement was based on significant inputs not observable in the market and, therefore, represents a Level 3 measurement. The key assumptions in applying the income approach include the discount rate, projected revenue from existing customers, customer attrition rate and projected capital and operating expenditures.

The Purchase Agreement includes an estimated payment from Seller to Buyer related to short-term lease obligations. This amount was recorded at its present value resulting in a discount. The interest rate used in determining the present value was derived considering rates on similar issued debt instruments with comparable durations, amongst other market factors. The determination of the discount rate requires some judgment.

On the Closing Date, we entered into the IP Transit Services Agreement. We evaluated what elements were part of the business combination and the consideration exchanged to complete the acquisition. We concluded that the payments to be made represent consideration received from T-Mobile to complete the acquisition of a distressed business. We concluded that T-Mobile did not represent a customer, the stated contract price did not represent consideration for services to be delivered, and the transaction did not satisfy the definition of revenue. We also considered whether the IP Transit Services Agreement would be considered separable from the business combination. We concluded that the cash consideration was not separately identifiable from the business combination and was therefore not meant to be in exchange for a distinct good or service. As a result, the IP Transit Services

Agreement was recorded in connection with the Transaction at its discounted present value resulting in a discount. The interest rate used in determining the present value was derived considering rates on similar issued debt instruments with comparable durations, amongst other market factors. The determination of the discount rate and the conclusions reached related to the IP Transit Services Agreement required significant judgment.

ITEM 3.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management believes that as of June 30, 2023, there have been no material changes to our exposures to market risk from those disclosed in Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of our annual report on Form 10-K for the year ended December 31, 2022, except as disclosed below under Item 1A “Risk Factors”.

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

SOX Exemption

In accordance with guidance issued by the Securities and Exchange Commission, registrants are permitted to exclude acquired businesses from management’s report on internal control over financial reporting for a period not to extend beyond one year from the date of acquisition or beyond more than one annual management report on internal control over financial reporting. The Company is in the process of assessing and integrating the internal control, compliance and operations over financial reporting of the Wireline Business. Given the significance of the Transaction and complexity of its systems and business processes, we intend to exclude the acquired business from our assessment and report on internal control over financial reporting for the year ending December 31, 2023.

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

The Company maintains the majority of its cash and cash equivalents in accounts with U.S. and multi-national financial institutions, and our deposits at certain of these institutions, including the counterparty to our Swap Agreement, exceed insured limits. Market conditions can affect the viability of these institutions. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position.

Management believes that as of June 30, 2023, except as set forth herein there have been no material changes to our risk factors from those disclosed in Item 1A “Risk Factors,” of our annual report on Form 10-K for the year ended December 31, 2022, except as disclosed in Item 1A - Risk Factors.

ITEM 2.              UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Board of Directors has authorized a plan to permit the repurchase of our common stock in negotiated and open market transactions through December 31, 2023. We may purchase shares from time to time depending on market, economic, and other factors. There were no purchases of shares of our common stock during the second quarter of 2023.

ITEM 5.              OTHER INFORMATION

ITEM 6.              EXHIBITS.

(a)	Exhibits

Exhibit Number	Description
10.1*†

Transition Services Agreement, dated as of May 1, 2023, by and between Cogent Infrastructure, Inc. and Sprint LLC (previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on May 1, 2023, and incorporated herein by reference).

10.2

IP Transit Agreement, dated as of May 1, 2023, by and between Cogent Communications, Inc. and T-Mobile USA, Inc. (previously filed as Exhibit 10.2 to our Current Report on Form 8-K, filed on May 1, 2023, and incorporated herein by reference).

10.3*†

Customer Subscriber Agreement, dated as of May 1, 2023, by and between Cogent Infrastructure, Inc. and T-Mobile USA, Inc. (previously filed as Exhibit 10.3 to our Current Report on Form 8-K, filed on May 1, 2023, and incorporated herein by reference).

10.4#

Restricted Stock Award, dated as of May 3, 2023, between the Company and Greg W. O’Connor (previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on May 4, 2023, and incorporated herein by reference).

10.5#

Amended and Restated Cogent Communications Holdings, Inc. 2017 Incentive Award Plan (previously filed as Annex A to our Definitive Proxy Statement on Schedule 14A, filed March 15, 2023, and incorporated herein by reference).

10.6

First Amendment to Lease Agreement, dated February 20, 2023, between Germanium LLC and Cogent Communications, Inc., for early access to technical space at 196 Van Buren Street, Herndon, VA. (filed herewith)

10.7

Second Amendment to Lease Agreement, dated July 25, 2023, between Germanium LLC and Cogent Communications, Inc., for technical space at 196 Van Buren Street, Herndon, VA (filed as Exhibit 10.1 to our periodic report on Form 8-K dated July 27, 2023 and incorporated herein by reference).

31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer (furnished herewith)
32.2	Certification of Chief Financial Officer (furnished herewith)
101.1

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Comprehensive Income (Loss), (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (filed herewith).

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the iXBRL document).
*

In accordance with Item 601(a)(5) of Regulation S-K, certain schedules (or similar attachments) to this exhibit have been omitted from this filing. The Company will provide a copy of any omitted schedule to the Securities and Exchange Commission or its staff upon request.

†

In accordance with Item 601(b)(10)(iv) of Regulation S-K, certain information (indicated by “[***]”) has been excluded from this exhibit. The Company will provide an unredacted copy of the exhibit on a supplemental basis to the Securities and Exchange Commission or its staff upon request.

#	Indicates a management contract or compensatory plan or arrangement in which directors or executive officers are eligible to participate.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2023	COGENT COMMUNICATIONS HOLDINGS, INC.

	By:	/s/ David Schaeffer
		Name:	David Schaeffer
		Title:	Chief Executive Officer

Date: August 9, 2023	By:	/s/ Thaddeus G. Weed
		Name:	Thaddeus G. Weed