Form 10-Q
period 2023-09-30
COGENT COMMUNICATIONS HOLDINGS, INC.
filed 2023-11-09
CIK 1158324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period Ended September 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-51829

COGENT COMMUNICATIONS HOLDINGS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	46-5706863
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer
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

Common Stock, $.001 par value 48,623,846 Shares Outstanding as of October 31, 2023

INDEX

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Condensed Consolidated Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets of Cogent Communications Holdings, Inc. and Subsidiaries as of September 30, 2023 (Unaudited) and December 31, 2022	3
	Condensed Consolidated Statements of Comprehensive Loss of Cogent Communications Holdings, Inc. and Subsidiaries for the Three Months Ended September 30, 2023 and September 30, 2022(Unaudited)	4
	Condensed Consolidated Statements of Comprehensive Income (Loss) of Cogent Communications Holdings, Inc. and Subsidiaries for the Nine Months Ended September 30, 2023 and September 30, 2022(Unaudited)	5
	Condensed Consolidated Statements of Cash Flows of Cogent Communications Holdings, Inc. and Subsidiaries for the Nine Months Ended September 30, 2023 and September 30, 2022(Unaudited)	6
	Notes to Interim Condensed Consolidated Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	44
Item 4.	Controls and Procedures	44

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings	45
Item 1A.	Risk Factors	45
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46
Item 5.	Other Information	46
Item 6.	Exhibits	47
SIGNATURES		48
CERTIFICATIONS

PART I FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

COGENT COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2023 AND DECEMBER 31, 2022

(IN THOUSANDS, EXCEPT SHARE DATA)

	September 30,	December 31,
	2023	2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$109,661	$223,783
Restricted cash	56,411	52,129
Accounts receivable, net of allowance for credit losses of $4,158 and $2,303, respectively	87,170	44,123
Due from T-Mobile, IP Transit Services Agreement, current portion, net of discount of $29,029	237,637	—
Due from T-Mobile, Transition Services Agreement	16,831	—
Prepaid expenses and other current assets	73,541	45,878
Total current assets	581,251	365,913
Property and equipment:
Property and equipment	2,946,723	1,714,906
Accumulated depreciation and amortization	(1,329,114)	(1,170,476)
Total property and equipment, net	1,617,609	544,430
Right-of-use leased assets	364,397	81,601
Intangible assets, net	54,362	—
Deposits and other assets	22,143	18,238
Due from T-Mobile, IP Transit Services Agreement, net of discount of $32,613	284,054	—
Due from T-Mobile, Purchase Agreement, net of discount of $14,444	37,865	—
Total assets	$2,961,681	$1,010,182
Liabilities and stockholders’ (deficit) equity
Current liabilities:
Accounts payable	$29,367	$27,208
Accrued and other current liabilities	120,031	63,889
Due to T-Mobile – Transition Services Agreement	69,629	—
Due to T-Mobile – Purchase Agreement	4,981	—
Current maturities, operating lease liabilities	68,418	12,005
Finance lease obligations, current maturities	63,236	17,182
Total current liabilities	355,662	120,284
Senior secured 2026 notes, net of unamortized debt costs of $710 and $905, respectively, and discounts of $945 and $1,203, respectively	498,345	497,892
Senior unsecured 2027 notes, net of unamortized debt costs of $1,001 and $1,173, respectively, and discounts of $2,095 and $2,456, respectively	446,904	446,371
Operating lease liabilities, net of current maturities	330,993	94,587
Finance lease obligations, net of current maturities	419,941	287,044
Deferred income tax liabilities	388,273	47,646
Other long-term liabilities	79,435	34,990
Total liabilities	2,519,553	1,528,814
Commitments and contingencies:
Stockholders’ equity (deficit):
Common stock, $0.001 par value; 75,000,000 shares authorized; 48,612,382 and 48,013,330 shares issued and outstanding, respectively	49	48
Additional paid-in capital	598,494	575,064
Accumulated other comprehensive loss	(19,761)	(19,156)
Accumulated deficit	(136,654)	(1,074,588)
Total stockholders’ equity (deficit)	442,128	(518,632)
Total liabilities and stockholders’ equity (deficit)	$2,961,681	$1,010,182

The accompanying notes are an integral part of these condensed consolidated balance sheets.

COGENT COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023 AND SEPTEMBER 30, 2022

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three Months Ended	Three Months Ended
	September 30, 2023	September 30, 2022
	(Unaudited)	(Unaudited)
Service revenue	$275,429	$150,000
Operating expenses:
Network operations (including $370 and $176 of equity-based compensation expense, respectively, exclusive of depreciation and amortization shown separately below)	173,594	57,220
Selling, general, and administrative (including $7,041 and $6,035 of equity-based compensation expense, respectively)	65,308	39,114
Acquisition costs – Sprint Business	351	2,004
Depreciation and amortization	86,734	22,897
Total operating expenses	325,987	121,235
Loss on lease transactions	—	(670)
Operating (loss) income	(50,558)	28,095
Interest expense	(24,198)	(17,948)
Loss on bargain purchase – Sprint Business	(3,332)	—
Change in valuation – interest rate swap agreement	(4,825)	(16,923)
Interest income – IP Transit Services Agreement	10,299	—
Interest income – Purchase Agreement	664	—
Interest income and other, net	1,604	(262)
Income before income taxes	(70,346)	(7,038)
Income tax benefit (expense)	13,623	(969)
Net loss	$(56,723)	$(8,007)

Comprehensive loss:
Net loss	$(56,723)	$(8,007)
Foreign currency translation adjustment	(4,134)	(7,752)
Comprehensive loss	$(60,857)	$(15,759)

Net loss per common share:
Basic net loss per common share	$(1.20)	$(0.17)
Diluted net loss per common share	$(1.20)	$(0.17)
Dividends declared per common share	$0.945	$0.905

Weighted-average common shares - basic	47,227,338	46,736,742

Weighted-average common shares - diluted	47,227,338	46,736,742

The accompanying notes are an integral part of these condensed consolidated statements.

COGENT COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND SEPTEMBER 30, 2022

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Nine Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2022
	(Unaudited)	(Unaudited)
Service revenue	$668,822	$447,625
Operating expenses:
Network operations (including $750 and $465 of equity-based compensation expense, respectively, exclusive of depreciation and amortization shown separately below)	369,734	171,183
Selling, general, and administrative (including $19,491 and $17,709 of equity-based compensation expense, respectively)	194,046	119,129
Acquisition costs – Sprint Business	1,490	2,004
Depreciation and amortization	164,403	68,659
Total operating expenses	729,673	360,975
Gains on lease terminations	—	(210)
Operating (loss) income	(60,851)	86,440
Interest expense	(71,855)	(45,594)
Gain on bargain purchase – Sprint Business	1,152,386	—
Change in valuation – interest rate swap agreement	(4,283)	(45,703)
Foreign exchange gain on 2024 Euro Notes	—	31,561
Loss on debt extinguishment and redemption- 2024 Euro Notes	—	(11,885)
Interest income – IP Transit Services Agreement	17,968	—
Interest income – Purchase Agreement	1,170	—
Interest income and other, net	5,154	(462)
Income before income taxes	1,039,689	14,357
Income tax benefit (expense)	33,599	(10,063)
Net income	$1,073,288	$4,294

Comprehensive income (loss):
Net income	$1,073,288	$4,294
Foreign currency translation adjustment	(605)	(17,410)
Comprehensive income (loss)	$1,072,683	$(13,116)

Net income per common share:
Basic net income per common share	$22.72	$0.09
Diluted net income per common share	$22.54	$0.09
Dividends declared per common share	$2.805	$2.640

Weighted-average common shares - basic	47,234,025	46,759,632

Weighted-average common shares - diluted	47,624,709	47,097,580

The accompanying notes are an integral part of these condensed consolidated statements.

COGENT COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND SEPTEMBER 30, 2022

(IN THOUSANDS)

	Nine Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2022
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$1,073,288	$4,294
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	164,403	68,659
Amortization of debt discount and premium	986	1,144
Amortization of discounts, due from T-Mobile, IP Transit Services & Purchase Agreements	(19,138)	—
Equity-based compensation expense (net of amounts capitalized)	20,241	18,174
Gain on bargain purchase – Sprint Business	(1,152,386)	—
Gains - equipment transactions and other, net	(277)	3,531
Loss on debt extinguishment and redemption – 2024 Euro Notes	—	11,885
Foreign currency exchange gain on 2024 Euro Notes	—	(31,561)
Deferred income taxes	(63,509)	4,682
Changes in operating assets and liabilities:
Accounts receivable	(3,247)	(3,103)
Prepaid expenses and other current assets	(4,763)	(9,404)
Change in valuation – interest rate swap agreement	4,283	45,703
Due to T-Mobile – Transition Services Agreement	69,629	—
Due from T-Mobile – Transition Services Agreement	(16,831)	—
Unfavorable lease liabilities	(16,174)	—
Accounts payable, accrued liabilities and other long-term liabilities	9,715	23,144
Deposits and other assets	(177)	236
Net cash provided by operating activities	66,043	137,384
Cash flows from investing activities:
Cash receipts - IP Transit Agreement – T-Mobile	116,667	—
Acquisition of Sprint Business, net of $47.1 million of cash acquired	(14,037)	—
Purchases of property and equipment	(86,023)	(59,380)
Net cash provided by (used in) investing activities	16,607	(59,380)
Cash flows from financing activities:
Dividends paid	(135,354)	(125,882)
Redemption and extinguishment – 2024 Euro Notes	—	(375,354)
Net proceeds from issuance of senior unsecured 2027 Notes - net of debt costs of $1,290	—	446,010
Proceeds from exercises of stock options	787	426
Principal payments on installment payment agreement	—	(790)
Principal payments of finance lease obligations	(58,549)	(20,958)
Net cash used in financing activities	(193,116)	(76,548)
Effect of exchange rates changes on cash	626	(6,416)
Net decrease in cash, cash equivalents and restricted cash	(109,840)	(4,960)
Cash, cash equivalents and restricted cash, beginning of period	275,912	328,624
Cash, cash equivalents and restricted cash, end of period	$166,072	$323,664
Supplemental disclosure of non-cash financing activities:
Fair value of equipment acquired in leases	$—	$1,969
Finance lease obligations incurred	$217,782	$74,633

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

In addition to providing on-net services, the Company provides Internet access and private network services to customers that are not located in buildings directly connected to its network. The Company provides these off-net services primarily to corporate customers using other carriers’ circuits to provide the “last mile” portion of the link from the customers’ premises to the Company’s network. The Company also provides certain non-core services that resulted from acquisitions, including the acquisition of Sprint Communications (as discussed below). The Company continues to support but does not actively sell these non-core services.

In connection with the Company’s acquisition of Sprint Communications (as discussed below), the Company began to provide optical wavelength services and optical transport services over its fiber network. The Company is selling these wavelength services to its existing customers, customers of Sprint Communications and to new customers who require dedicated optical transport connectivity without the capital and ongoing expenses associated with owning and operating network infrastructure. Additionally, the Sprint Business customers include a number of companies larger than the Company’s historical customer base. In connection with the acquisition of Sprint Communications, the Company expanded selling services to these larger “Enterprise” customers.

Recently Adopted Accounting Standards

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers ("ASU 2021-08"). ASU 2021-08 requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities in accordance with Revenue from Contracts with Customers (Topic 606), as if the acquirer had originated the contracts at the date of the business combination. ASU 2021-08 is effective for annual reporting periods beginning after December 15, 2022 and interim periods within those fiscal years. Early adoption is permitted.

The Company adopted ASU 2021-08 in connection with its acquisition of Sprint Communications (as discussed below), at which time it became applicable to the Company and was applied in the accounting for the acquisition. The adoption did not have a material impact on the provisional opening balance sheet recorded and there was no retrospective impact to our consolidated financial statements as a result of the adoption.

Acquisition of Sprint Communications

On September 6, 2022, Cogent Infrastructure, Inc., a Delaware corporation (the “Buyer”) and a direct wholly owned subsidiary of the Company, entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with Sprint Communications LLC, a Kansas limited liability company (“Sprint Communications”) and an indirect wholly owned subsidiary of T-Mobile US, Inc., a Delaware corporation (“T-Mobile”), and Sprint LLC, a Delaware limited liability company and an indirect wholly owned subsidiary of T-Mobile (the “Seller”), pursuant to which the Company acquired the U.S. long-haul fiber network (including the non-U.S. extensions thereof) of Sprint Communications and its subsidiaries (the “Sprint Business”). The Purchase Agreement provides that, upon the terms and conditions set forth therein, the Company purchased from the Seller all of the issued and outstanding membership interests (the “Purchased Interests”) of Wireline Network Holdings LLC, a Delaware limited liability company that, following an internal restructuring and divisive merger, holds Sprint Communications’ assets and liabilities relating to the Sprint Business (such transactions contemplated by the Purchase Agreement, collectively, the “Transaction”). The Purchase Agreement includes customary representations, warranties, indemnities and covenants, including regarding the conduct of the Sprint Business prior to the closing of the Transaction (the “Closing”). In addition, the Closing was subject to customary closing conditions, including as to the receipt of certain required regulatory approvals and consents, all of which have been received. The Company has agreed to guarantee the obligations of the Buyer under the Purchase Agreement pursuant to the terms of a Guaranty, dated as of September 6, 2022, by and between the Company and the Seller (the “Parent Guaranty”). The Parent Guaranty contains customary representations, warranties and covenants of the Company and the Seller.

The Company believes it is in a unique position to monetize the Sprint Business and its network and management expects to achieve significant cost reduction synergies and revenue synergies from the Transaction. Revenue and pre-tax loss for the Sprint Business included in the Company’s condensed consolidated statements of comprehensive loss for the three-month period ended September 30, 2023 were $113.0 million and $82.1 million, respectively. Revenue and pre-tax loss for the Sprint Business included in the Company's condensed consolidated statements of comprehensive income for the nine-month period ended September 30, 2023 were $191.0 million and $141.6 million, respectively.

Purchase Price

The Transaction closed on May 1, 2023 (the “Closing Date”). On the Closing Date, the Buyer consummated the Transaction pursuant to the terms of the Purchase Agreement, providing a purchase price of $1 payable to the Seller for the Purchased Interests, subject to customary adjustments, including working capital (the “Working Capital Adjustment”), as set forth in the Purchase Agreement. As consideration for the Purchased Interests, the Working Capital Adjustment (primarily related to acquired cash and cash equivalents of an estimated $43.4 million at the Closing Date in order to fund the international operations of the Sprint Business) resulted in the Buyer making a payment to the Seller of $61.1 million on the Closing Date.

The Purchase Agreement also includes an estimated payment of $52.3 million from Seller to Buyer related to acquired short-term lease obligations (the “Short-term Lease Payment”). The Short-term Lease Payment will be paid from the Seller to the Company in four equal payments in months 55 to 58 after the Closing Date. The Short-term Lease Payment was recorded at its present value resulting in a discount of $15.6 million. The interest rate used in determining the present value was derived considering rates on similar issued debt instruments with comparable durations, amongst other market factors. The determination of the discount rate requires some judgment. The amortization of the discount resulted in interest income of $0.7 million and $1.2 million for the three and nine months ended September 30, 2023, respectively. The Seller is disputing approximately $24.2 million of the Short-term Lease

Payment amount that was accounted for by the Seller as a service agreement and not as a finance lease. As of September 30, 2023, the Company reclassified $160.9 million of a lease liability at the Closing Date previously recorded as an operating lease to a finance lease. A final determination of the Working Capital Adjustment and the Short-term Lease Payment is expected by the end of 2023.

IP Transit Services Agreement

On the Closing Date, Cogent Communications, Inc. and T-Mobile USA, Inc., a Delaware corporation and direct subsidiary of T-Mobile (“TMUSA”), entered into an agreement for IP transit services (“IP Transit Services Agreement”), pursuant to which TMUSA will pay an affiliate of the Company an aggregate of $700.0 million, consisting of (i) $350.0 million in equal monthly installments of $29.2 million per month during the first year after the Closing Date and (ii) $350.0 million in equal monthly installments of $8.3 million per month over the subsequent 42 months. During the three and nine months ended TMUSA paid the Company $87.5 million and $116.7 million, respectively, under the IP Transit Agreement. On October 3, 2023 an additional $29.2 million payment was received. On November 2, 2023, an additional $29.2 million payment was received.

The Company accounted for the Transaction as a business combination under ASC Topic 805 Business Combinations (“ASC 805”). The Company evaluated what elements are part of the business combination and the consideration exchanged to complete the acquisition. Under ASC 805, the Company has concluded that the $700.0 million of payments to be made represent consideration received from T-Mobile to complete the acquisition of a distressed business. The Company also evaluated whether the IP Transit Services Agreement was in the scope of ASU No. 2014-09 Revenue from Contracts with Customers (“ASC 606”). The Company has concluded that T-Mobile did not represent a “customer” as defined by ASC 606, the stated contract price did not represent consideration for services to be delivered, and the transaction did not satisfy the definition of revenue, which excluded this arrangement from the scope of ASC 606. As a result, and considering statements made by T-Mobile, the IP Transit Services Agreement was recorded in connection with the Transaction at its discounted present value resulting in a discount of $79.6 million. The interest rate used in determining the present value was derived considering rates on similar issued debt instruments with comparable durations, amongst other market factors. The determination of the discount rate requires some judgment. The amortization of the discount resulted in interest income of $10.3 million and $18.0 million for the three and nine months ended September 30, 2023, respectively.

Transition Services Agreement

On the Closing Date, the Buyer entered into a transition services agreement (the “TSA”) with the Seller, pursuant to which the Seller will provide to the Buyer, and the Buyer will provide to the Seller on an interim basis following the Closing Date, certain specified services (the “Transition Services”) to ensure an orderly transition following the separation of the Sprint Business from Sprint Communications. The services to be provided by the Seller to the Buyer include, among others, information technology support, back office and finance, real estate and facilities, vendor and supply chain management, the payment and processing of vendor invoices for the Company and human resources. The services to be provided by the Buyer to the Seller include, among others, information technology and network support, finance and back office and other wireless business support.

The Transition Services are generally intended to be provided for a period of up to two years following the Closing Date, although such period may be extended for an additional one-year term by either party upon 30 days’ prior written notice. The fees for the Transition Services are calculated using either a per service monthly fee or an hourly rate for the employees allocated to provide such services. Any third-party costs incurred in providing the Transition Services are passed on to the party receiving such services at cost for the two-year period and at cost plus 20 percent, if the TSA is extended. Amounts paid for the Sprint Business by T-Mobile are reimbursed at cost.

Either party to the TSA may terminate the agreement (i) with respect to any individual service in full for convenience upon 30 days’ prior written notice for certain services and reduced for other services after a 90-day period. The TSA may be terminated in its entirety if the other party has failed to perform any of its material obligations and such failure is not cured within 30 days. The TSA provides for customary indemnification and limits on liability. Amounts billed under the TSA are due 30 days from receipt of the related invoice. During the three and nine months ended September 30, 2023 the Company was billed $101.2 million and $218.0 million as due to the Seller under the TSA, respectively, primarily for reimbursement at cost of payments to vendors of the Sprint Business. During the three and nine months ended September 30, 2023 the Company paid $153.1 million to the Seller under the TSA. As of September 30, 2023, the Company owed $69.6 million to the Seller and the Seller owed $16.8 million to the Buyer under the TSA agreement. The amounts due to the Seller are primarily reimbursements for payments to Sprint Business vendors paid by the

Seller for the Company until these vendors are fully transitioned to the Company. The amounts due from the Seller are primarily reimbursements for severance costs related to Sprint Business employees and services provided by the Company for the Seller.

Other Services Provided to Seller

In addition, on the Closing Date, the Buyer and TMUSA entered into a commercial agreement (“Commercial Agreement”) for colocation and connectivity services, pursuant to which the Company will provide such services to TMUSA for a per service monthly fee plus certain third-party costs incurred in providing the services. During the three and nine months ended September 30, 2023 the Company recorded $8.0 million and $15.3 million, respectively from TMUSA as service revenue under the Commercial Agreement. As of September 30, 2023, TMUSA owed $3.2 million to the Company under the Commercial Agreement. These amounts are included in accounts receivable.

Acquisition-Related Costs

In connection with the Transaction and negotiation of the Purchase Agreement, the Company has incurred a total of $3.7 million in professional fees, including $0.4 million and $1.5 million incurred in the three and nine months ended September 30, 2023, respectively.

Consideration

During the three months ended September 30, 2023, the Company updated its Working Capital Adjustment resulting in an additional $1.5 million due to the Seller and updated its Short-term Lease Payment resulting in a decrease of $5.0 million due from the Seller. The revised acquisition-date fair value of consideration to be received from the Transaction totaled $591.0 million and comprised of the following:

(In thousands)	May 1, 2023
Estimated working capital payments made to the Seller (a)	$66,093
Estimated Purchase Agreement payment to be received from the Seller, net of discount of $15,614 (b)	36,696
Amounts due from the Seller – IP Transit Services Agreement, net of discount of $79,610 (c)	620,390
Total to be received from the Seller	657,086
Total net consideration to be received from the Seller (d)	590,993

Fair Value of Assets Acquired and Liabilities Assumed and Gain on Bargain Purchase

The Company accounted for the Transaction as a business combination under ASC 805. Under ASC 805, the identifiable assets acquired and liabilities assumed were recorded at their fair values as of the Closing Date. Assigning fair market values to the assets acquired and liabilities assumed at the date of an acquisition requires the use of significant judgment regarding estimates and assumptions. For the fair values of the assets acquired and liabilities assumed, the Company used the cost, income and market approaches, including market participant assumptions. The fair value of the identifiable assets acquired (including amounts due under the IP Transit Services Agreement) were in excess of the liabilities assumed and the net consideration to be paid resulting in a gain on bargain purchase of $1.2 billion.

During the third quarter, the Company recorded a measurement period adjustment to reclassify $24.9 million from right-of-use leased assets (net of related unfavorable lease liability amount) to finance lease assets (presented within property and equipment) and a measurement period adjustment to reclassify $160.9 million from operating lease liabilities to finance lease liability. The corresponding adjustment to the condensed consolidated statement of comprehensive loss for the three-month and nine-month periods ended September 30, 2023 was not material.

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

The following table summarizes the fair values for each major class of assets acquired and liabilities assumed at the Closing Date. The Company retained the services of certified valuation specialists to assist with assigning values to certain acquired assets and assumed liabilities. The amounts presented are provisional and are subject to change as the Company refines the estimates and inputs used in the calculations of the assets acquired and liabilities assumed.

May 1, 2023
Assets
Current assets:
Cash and cash equivalents	$47,074
Accounts receivable	39,948
Prepaid expenses and other current assets	22,777
Total current assets	109,799
Total property and equipment	1,055,101
Right-of-use leased assets	314,632
Intangible assets	57,000
Deposits and other assets	7,191
Total assets	$1,543,723
Liabilities
Current liabilities:
Accounts payable	$13,313
Accrued and other current liabilities	36,629
Current maturities, operating lease liabilities	74,562
Current maturities, finance lease liabilities	39,559
Total current liabilities	164,063
Operating lease liabilities, net of current maturities	251,573
Finance lease liabilities, net of current maturities	121,342
Deferred income tax liabilities	407,000
Other long-term liabilities	38,352
Total liabilities	982,330
Fair value of net assets acquired	$561,393
Gain on bargain purchase
Fair value of net assets acquired	$561,393
Total net consideration to be received from the Seller, net of discounts (b) (c) (d)	590,993
Gain on bargain purchase	$1,152,386

(a) Includes $61.1 million paid to the Seller on the Closing Date and an accrual of $5.0 million due to the Seller. During the third quarter of 2023, the Working Capital Adjustment was increased by $1.5 million. A final determination of the Working Capital Adjustment is expected by the end of 2023.

IP Transit Services Agreement

(b) Under the Purchase Agreement, 50% of the assumed short-term operating lease liabilities totaling $52.3 million is to be paid to the Company from the Seller in four equal installments in months 55-58 from the Closing Date and is recorded at its present value resulting in a discount of $15.6 million. During the third quarter of 2023, the Short-term Lease Payment was reduced by $4.8 million. A final determination of the Short-term Lease Payment is expected by the end of 2023.

(c) The IP Transit Services Agreement payments totaling $700.0 million are recorded at their present value resulting in a discount of $79.6 million. The $700.0 million is to be paid to the Company from the Seller in equal monthly payments of $29.2 million in months 1-12 and $8.3 million in months 13-54.

(d) Cash consideration was $1

Intangible Assets

Intangible assets include $57.0 million of acquired customer relationships with an estimated useful life of nine years and were determined using the income approach. This fair value measurement is based on significant inputs not observable in the market and, therefore, represents a Level 3 measurement as defined in ASC 820: Fair Value Measurement. The key assumptions in applying the income approach include the discount rate, projected revenue from existing customers, customer attrition rate and projected capital and operating expenditures. Amortization expense for the three and nine months ended September 30, 2023 was $1.6 million and $2.6 million, respectively. Future amortization expense of the customer relationships is $6.3 million per year for nine years.

Asset Retirement Obligations

In connection with the Transaction, the Company assumed $35.0 million of asset retirement obligations related to restoration obligations for acquired leases. The obligations and corresponding asset retirement assets are being accreted and amortized over approximately four years. Accretion of the asset retirement obligations (recorded as an increase to network operations expenses) and amortization of the asset retirement assets (recorded as depreciation and amortization expenses) for the three months ended September 30, 2023 were $0.7 million and $2.1 million, respectively. Accretion of the asset retirement obligations and amortization of the asset retirement assets for the nine months ended September 30, 2023 were $1.1 million and $3.5 million, respectively.

Pro Forma Information

The following unaudited pro forma financial information gives effect to the Transaction as if it had been completed on January 1, 2022. The pro forma adjustments are based on historically reported transactions by the respective companies. The pro forma results do not include anticipated synergies or other expected benefits of the acquisition. The pro forma results for the nine months ended September 30, 2023 include the historical results of the Sprint Business through April 30, 2023 and the combined results of the Company and the Sprint Business for the five months ended September 30, 2023. The unaudited pro forma information is based upon available information and certain assumptions that the Company believes are reasonable under the circumstances. Actual results may differ materially from the assumptions within the accompanying unaudited pro forma financial information. The purchase adjustments are preliminary and subject to change as additional analyses are performed and finalized. The selected unaudited pro forma condensed combined financial information is provided for illustrative purposes only and does not purport to represent what the actual consolidated results of operations would have been had the Transaction actually occurred on January 1, 2022, nor do they purport to project the future consolidated results of operations.

	Nine Months	Nine Months
	Ended	Ended
(In thousands)	September 30, 2023	September 30, 2022
Service revenue	$849,580	$881,546
Operating loss from continuing operations	(227,065)	(623,519)
Net income	915,730	452,150

The pro forma results for the nine months ended September 30, 2022 include estimates for the gain on bargain purchase related to the Transaction of $1.2 billion, interest income from the amortization of the discount recorded under the IP Transit Services Agreement of $29.4 million, a net increase to historical depreciation expense based on the fair value of property and equipment and the impact of the finance lease adjustment discussed above, of $35.4 million, amortization expense related to the customer relationship intangible assets of $4.8 million, the elimination of amounts charged from the parent company to the Sprint Business as autonomous entity expense adjustments of $24.9 million, amortization of unfavorable lease liabilities of $29.1 million, a reduction to network operations expense of $37.8 million and an increase to interest expense of $8.4 million from the impact of the finance lease adjustment discussed above, and the impact to income tax expense from the pro-forma and autonomous entity adjustments of $19.0 million. The historical results of the Sprint Business for the nine months ended September 30, 2022 include a loss on impairment of $477.3 million and a gain on the sale of IP addresses of $120.8 million.

The pro forma results for the nine months ended September 30, 2023 include the gain on bargain purchase related to the Transaction of $1.2 billion, interest income from the amortization of the discount recorded under the IP Transit Services Agreement of $14.7 million, a net increase to historical depreciation expense based on the fair value of property and equipment and the impact of the finance lease adjustment discussed above of $29.5 million, amortization expense related to the customer relationship intangible assets of $2.1 million, amortization of unfavorable lease liabilities of $12.9 million, a reduction to network operations expense of $16.8 million and an increase to interest expense of $3.9 million from the impact of the finance lease adjustment discussed above, and the impact to income tax expense from the pro-forma adjustments of $2.3 million.

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

Financial instruments

At September 30, 2023 and December 31, 2022, the carrying amount of cash and cash equivalents, restricted cash, accounts receivable, prepaid and other current assets, accounts payable, and accrued expenses approximated fair value because of the short-term nature of these instruments. The Company measures its cash equivalents and restricted cash at amortized cost, which approximates fair value based upon quoted market prices (Level 1). Based upon recent trading prices (Level 2—market approach) at September 30, 2023, the fair value of the Company’s $450.0 million aggregate principal amount of 7.00% Senior Unsecured Notes due 2027 (the “2027 Notes”) was $427.5 million, the fair value of the Company’s $500.0 million aggregate principal amount of 3.50% Senior Secured Notes due 2026 (the “2026 Notes”) was $460.0 million and the estimated liability fair value of the Company’s interest rate swap agreement was $56.4 million.

Restricted cash and interest rate swap agreement

Restricted cash represents amounts held in segregated bank accounts by our clearing broker as margin in support of our Swap Agreement as discussed in Note 3 and was $57.6 million as of September 30, 2023. Additional cash may be further restricted to maintain our swap agreement as interest rates fluctuate and margin requirements change. The Company does not use derivative financial instruments for trading purposes.

Gross receipts taxes, universal service fund and other surcharges

Revenue recognition standards include guidance relating to taxes or surcharges assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer and may include, but are not limited to, gross receipts taxes, excise taxes, Universal Service Fund fees and certain state regulatory fees. Such charges may be presented gross or net based upon the Company’s accounting policy election. The Company records certain excise taxes and surcharges on a gross basis and includes them in its revenue and network operations expense. Excise taxes and surcharges billed to customers and recorded on a gross basis (as service revenue and costs of network operations) were $14.6 million and $4.1 million for the three months ended September 30, 2023 and September 30, 2022, respectively, and $29.8 million and $11.3 million for the nine months ended September 30, 2023 and September 30, 2022, respectively.

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

The following details the determination of diluted weighted-average shares:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Weighted-average common shares - basic	47,227,338	46,736,742	47,234,025	46,759,632
Dilutive effect of stock options	—	—	15,713	17,668
Dilutive effect of restricted stock	—	—	374,971	320,280
Weighted-average common shares - diluted	47,227,338	46,736,742	47,624,709	47,097,580

The following details unvested shares of restricted common stock as well as the anti-dilutive effects of stock options and restricted stock awards outstanding:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Unvested shares of restricted common stock	1,395,258	1,271,441	1,395,258	1,271,441
Anti-dilutive options for common stock	125,643	113,376	112,048	43,648
Anti-dilutive shares of restricted common stock	106,125	637,028	90,768	827

Stockholders’ (Deficit) Equity

The following details the changes in stockholders’ (deficit) equity for the three and nine months ended September 30, 2023 and September 30, 2022, respectively (in thousands except share data):

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance at June 30, 2022	48,003,724	$48	$561,161	$(20,661)	$(980,729)	$(440,181)
Forfeitures of shares granted to employees	(14,492)	—	—	—	—	—
Equity-based compensation	—	—	6,812	—	—	6,812
Foreign currency translation	—	—	—	(7,752)	—	(7,752)
Issuances of common stock	10,748	—	—	—	—	—
Exercises of options	2,155	—	92	—	—	92
Dividends paid	—	—	—	—	(42,729)	(42,729)
Net (loss)	—	—	—	—	(8,007)	(8,007)
Balance at September 30, 2022	48,002,135	$48	$568,065	$(28,413)	$(1,031,465)	$(491,765)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance at June 30, 2023	48,617,162	$49	$589,573	$(15,627)	$(34,795)	$539,200
Forfeitures of shares granted to employees	(27,061)	—	—	—	—	—
Equity-based compensation	—	—	8,519	—	—	8,519
Foreign currency translation	—	—	—	(4,134)	—	(4,134)
Issuances of common stock	14,400	—	—	—	—	—
Exercises of options	7,881	—	402	—	—	402
Dividends paid	—	—	—	—	(45,136)	(45,136)
Net (loss)	—	—	—	—	(56,723)	(56,723)
Balance at September 30, 2023	48,612,382	$49	$598,494	$(19,761)	$(136,654)	$442,128

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance at December 31, 2021	47,674,189	$48	$547,734	$(11,003)	$(909,877)	$(373,098)
Forfeitures of shares granted to employees	(66,857)	—	—	—	—	—
Equity-based compensation	—	—	19,905	—	—	19,905
Foreign currency translation	—	—	—	(17,410)	—	(17,410)
Issuances of common stock	384,028	—	—	—	—	—
Exercises of options	10,775	—	426	—	—	426
Dividends paid	—	—	—	—	(125,882)	(125,882)
Net income	—	—	—	—	4,294	4,294
Balance at September 30, 2022	48,002,135	$48	$568,065	$(28,413)	$(1,031,465)	$(491,765)

			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance at December 31, 2022	48,013,330	$48	$575,064	$(19,156)	$(1,074,588)	$(518,632)
Forfeitures of shares granted to employees	(38,891)	—	—	—	—	—
Equity-based compensation	—	—	22,643	—	—	22,643
Foreign currency translation	—	—	—	(605)	—	(605)
Issuances of common stock	621,592	1	—	—	—	1
Exercises of options	16,351	—	787	—	—	787
Dividends paid	—	—	—	—	(135,354)	(135,354)
Net income	—	—	—	—	1,073,288	1,073,288
Balance at September 30, 2023	48,612,382	$49	$598,494	$(19,761)	$(136,654)	$442,128

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

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
(in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Service revenue recognized from balance at beginning of period	$4,162	$1,829	$6,603	$4,408
Amortization expense for contract costs	4,884	4,864	14,435	14,520

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

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
(Amounts in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Finance lease cost
Amortization of right-of-use assets	$27,172	$7,188	$44,598	$21,186
Interest expense on finance lease liabilities	11,609	5,382	24,604	15,579
Operating lease cost	20,784	4,547	53,096	13,948
Total lease costs	$59,565	$17,117	$122,298	$50,713

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2023	September 30, 2022
Other lease information (amounts in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$(23,081)	$(13,478)
Operating cash flows from operating leases	(54,628)	(14,165)
Financing cash flows from finance leases	(58,549)	(20,958)
Right-of-use assets obtained in exchange for new finance lease liabilities	217,782	74,633
Right-of-use assets obtained in exchange for new operating lease liabilities	9,632	10,498
Weighted-average remaining lease term — finance leases (in years)	11.7	13.1
Weighted-average remaining lease term — operating leases (in years)	11.5	17.8
Weighted-average discount rate — finance leases	7.6%	8.6%
Weighted-average discount rate — operating leases	8.0%	5.4%

Finance leases—fiber lease agreements

The Company has entered into lease agreements with numerous providers of dark fiber under indefeasible-right-of use agreements (“IRUs”). These IRUs typically have initial terms of 15- 20 years and include renewal options after the initial lease term. The Company establishes the number of renewal option periods used in determining the lease term based upon its assessment at the inception of the lease of the number of option periods for which failure to renew the lease imposes a penalty in such amount that renewal appears to be reasonably certain. The option to renew may be automatic, at the option of the Company or mutually agreed to between the dark fiber provider and the Company. Once the Company has accepted the related fiber route, leases that meet the criteria for treatment as finance leases are recorded as a finance lease obligation and an IRU asset. The interest rate used in determining the present value of the aggregate future minimum lease payments is the Company’s incremental borrowing rate for the reasonably certain lease term. The implicit rates within the Company’s operating leases are generally not determinable and the Company determines its incremental borrowing rate for each lease using its current borrowing rate, adjusted for various factors including the level of collateralization and term to align with the term of the lease. The determination of the Company’s incremental borrowing rate requires some judgment. Finance lease assets are included in property and equipment in the Company’s consolidated balance sheets. As of September 30, 2023, the Company had committed to additional dark fiber IRU lease agreements totaling $167.0 million in future payments to be paid over periods of up to 20 years. These obligations begin when the related fiber is accepted, which is generally expected to occur in the next 12 months.

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

The future minimum payments under these operating lease and finance lease agreements are as follows (in thousands):

	Operating	Finance
For the Twelve Months Ending September 30,	Leases	Leases
2024	$79,748	$98,781
2025	65,233	95,718
2026	57,698	90,501
2027	52,672	51,445
2028	48,076	39,629
Thereafter	309,365	369,232
Total minimum lease obligations	612,792	745,306
Less—amounts representing interest	(213,381)	(262,129)
Present value of minimum lease obligations	399,411	483,177
Current maturities	(68,418)	(63,236)
Lease obligations, net of current maturities	$330,993	$419,941

Unfavorable lease liabilities

In connection with the Transaction, the Company recorded $147.5 million of unfavorable lease liabilities for leases with terms greater than current market rates. The liability is classified with the corresponding right-of-use lease assets and is being amortized into the condensed consolidated statement of comprehensive income in the same line items as the activity for the corresponding right-of-use lease assets. For the three and nine months ended September 30, 2023 the Company amortized $9.7 million and $16.2 million, respectively, as a reduction to network operations expenses.

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

		Current-period
		Provision for	Write-offs
	Beginning	Expected Credit	Charged Against	Ending
Description	Balance	Losses (a)	Allowance	Balance
Allowance for credit losses (deducted from accounts receivable) (in thousands)
Three months ended September 30, 2023	$4,882	$1,271	$(1,995)	$4,158
Three months ended September 30, 2022	1,717	1,054	(805)	1,966
Nine months ended September 30, 2023	2,303	7,833	(5,978)	4,158
Nine months ended September 30, 2022	1,510	3,059	(2,603)	1,966

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
(in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net bad debt expense (a)	$784	$500	$6,718	$1,513
Bad debt recoveries	459	500	1,200	1,506
(a)	Net bad debt expense related to the Wireless Business to reestablish an allowance for credit losses was $3.0 million for both the three and nine months ended September 30, 2023. Under ASC 805, accounts receivable are recorded at their book value representing the fair value of accounts receivable at the acquisition date.

2.  Property and equipment:

Depreciation and amortization expense related to property and equipment and finance leases and capitalized compensation costs of employees directly involved with construction activities were as follows (in thousands):

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
(in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Depreciation and amortization expense	$86,718	$22,891	$164,371	$68,640
Capitalized compensation cost	11,675	3,002	24,115	9,290

3.  Long-term debt:

As of September 30, 2023, the Company had outstanding $450.0 million aggregate principal amount of 2027 Notes and $500.0 million aggregate principal amount of 2026 Notes. The 2027 Notes were issued in June 2022, are due on June 15, 2027 and bear interest at a rate of 7.00% per year. Interest on the 2027 Notes is paid semi-annually on June 15 and December 15 of each year. The 2026 Notes were issued in May 2021, are due on May 1, 2026 and bear interest at a rate of 3.50% per year. Interest on the 2026 Notes is paid semi-annually on May 1 and November 1 of each year. In June 2022, the Company redeemed and extinguished its €350.0 million aggregate principal amount of Senior Unsecured Euro Notes due 2024 (the “2024 Notes”). The 2024 Notes were due on June 30, 2024 and bore interest at a rate of 4.375% per year. Interest on the 2024 Notes was paid semi-annually on June 30 and December 30 of each year.

Limitations under the indentures

The indentures governing the 2027 Notes and the 2026 Notes (the “Indentures”), among other things, limit the Company’s ability to incur indebtedness; to pay dividends or make other distributions; to make certain investments and other restricted payments; to create liens; to consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; to incur restrictions on the ability of a subsidiary to pay dividends or make other payments; and to enter into certain transactions with its affiliates. There are certain exceptions to the limitations on the Company’s ability to incur indebtedness under the Indentures, including IRU agreements incurred in the normal course of business and any additional indebtedness if the Company’s consolidated leverage ratio, as defined in the Indentures, is less than 6.0 to 1.0 or the Company’s fixed charge coverage ratio, as defined in the Indentures, is 2.0 to 1.0 or greater. The Company can also incur unlimited liens (which can be used, together with capacity under the debt covenant, to incur additional secured indebtedness) if the Company’s consolidated secured leverage ratio, as defined in the Indentures, is less than 4.0 to 1.0. Under the Indentures, the Company can pay dividends, make other distributions, make certain investments and make other restricted payments under certain circumstances, including if, after giving pro forma effect to such restricted payment, the Company could still incur $1 of indebtedness, as defined (i.e., either its consolidated leverage ratio is less than 6.0 to 1.0 or its fixed charge coverage ratio is 2.0 to 1.0 or greater). As of September 30, 2023, the Company’s consolidated leverage ratio was below 6.0, the Company’s consolidated secured leverage ratio was below 4.0 and the Company’s fixed charge coverage ratio was above 2.0. As of September 30, 2023, a total of $461.8 million (inclusive of a $250.0 million general basket) was unrestricted and permitted for restricted payments, including dividends and stock purchases.

Interest rate swap agreement

As of September 30, 2023, the Company was party to an interest rate swap agreement (the “Swap Agreement”) that has the economic effect of modifying the fixed interest rate obligation associated with its 2026 Notes to a variable interest rate obligation based on the Secured Overnight Financing Rate (“SOFR”) so that the interest payable on the 2026 Notes effectively became variable based on overnight SOFR. The critical terms of the Swap Agreement match the terms of the 2026 Notes, including the notional amount and the optional redemption date on February 1, 2026. The Company did not elect hedge accounting for the Swap Agreement. The Swap Agreement is recorded at its fair value at each reporting period, and the Company incurs gains and losses due to changes in market interest rates. By entering into the Swap Agreement, the Company has assumed the risk associated with variable interest rates. Changes in interest rates affect the valuation of the Swap Agreement that the Company recognizes in its consolidated statements of comprehensive income. The values that the Company reports for the Swap Agreement as of each reporting date are recognized as “change in valuation – interest rate swap” with the corresponding amounts included in assets or liabilities in the Company’s consolidated balance sheets. As of September 30, 2023, the fair value of the Swap Agreement was a net liability of $56.4 million, of which $23.9 million is presented with accrued and other current liabilities and $32.5 million is presented with other long-term liabilities. As of December 31, 2022, the fair value of the Swap Agreement was a net liability of $52.1 million, of which $20.3 million is presented with accrued and other current liabilities and $31.9 million is presented with other long-term liabilities. In the three months ended September 30, 2023 and 2022, the Company recorded unrealized losses related to the Swap Agreement of $4.8 million and $16.9 million, respectively, and in the nine months ended September 30, 2023 and 2022, the Company recorded unrealized losses related to the Swap Agreement of $4.3 million and $45.7 million, respectively. The Company has made a $57.6 million deposit with the counterparty to the Swap Agreement. If the fair value of the Swap Agreement exceeds a net liability of $57.6 million, the Company will be required to deposit additional funds with the counterparty equal to the net liability fair value. As of September 30, 2023, $56.4 million of the deposit was restricted and $1.2 million was unrestricted. As of November 6, 2023, the fair value of the Swap Agreement was reduced to $43.8 million.

Under the Swap Agreement, the Company pays the counterparty a semi-annual payment based upon overnight SOFR plus a contractual interest rate spread, and the counterparty pays the Company a semi-annual fixed 3.50% interest payment. The settlement payment is made each November and May until the Swap Agreement expires in February 2026. Under the settlement payment made in May 2022, the Company received a payment of $1.2 million from the counterparty for a net cash savings of $1.2 million for the period from November 1, 2021 to April 30, 2022. Under the settlement payment made in November 2022, the Company made a payment of $3.4 million to the counterparty for a net cash interest cost of $3.4 million for the period from May 1, 2022 to October 31, 2022. Under the settlement payment made in May 2023, the Company made a payment of $9.5 million to the counterparty for a net cash interest cost of $9.5 million for the period from November 1, 2022 to April 30, 2023. Under the settlement payment made in November 2023, the Company made a payment of $12.0 million to the counterparty for a net cash interest cost of $12.0 million for the period from May 1, 2023 to October 31, 2023.

4.  Commitments and contingencies:

Current and potential litigation

In accordance with the accounting guidance for contingencies, the Company accrues its estimate of a contingent liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Where it is probable that a liability has been incurred and there is a range of expected loss for which no amount in the range is more likely than any other amount, the Company accrues at the low end of the range. The Company reviews its accruals at least quarterly and adjusts them to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular matter. The Company has taken certain positions related to its obligations for leased circuits for which it is reasonably possible could result in a loss of up to $4.0 million in excess of the amount accrued at September 30, 2023.

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

5.  Income taxes:

The components of income (loss) before income taxes consist of the following (in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Domestic	$(58,402)	$(3,382)	$1,057,523	$22,953
Foreign	(11,944)	(3,656)	(17,834)	(8,596)
Total	$(70,346)	$(7,038)	$1,039,689	$14,357

6.  Common stock buyback program and stock options and award plan:

The Company’s Board of Directors has approved purchases of shares of the Company’s common stock under a buyback program (the “Buyback Program”) through December 31, 2024. As of September 30, 2024, there was $30.4 million remaining for purchases under the Buyback Program. There were no purchases of common stock in the three months or the nine months ended September 30, 2023 and 2022.

During the three months ended March 31, 2023, the Company granted 258,762 shares of restricted stock primarily to its executive employees valued at $16.0 million that primarily vest over periods ending in December 2026. The vesting of 104,850 of these shares is subject to certain performance conditions. Of the total performance shares granted, the vesting of up to 29,334 performance shares granted to the Company’s CEO is subject to the total shareholder return of the Company’s common stock compared to the total shareholder return of the Nasdaq Telecommunications Index. In connection with the Transaction, the Company granted 308,782 shares of restricted stock to former employees of the Sprint Business and to its employees valued at $19.5 million and that generally vest over a 2-3 year period.

In May 2023, the Company’s stockholders approved an increase of available shares for issuance under its 2017 Incentive Award Plan of 1.2 million shares.

7.  Dividends on common stock:

On November 1, 2023, the Company’s Board of Directors approved the payment of a quarterly dividend of $0.955 per common share. This estimated $45.1 million dividend payment is expected to be made on December 8, 2023.

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

8.  Related party transactions:

Office leases

The Audit Committee of the Company's Board of Directors (the "Audit Committee") reviews and approves all transactions with related parties.

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

On January 6, 2023, the Company entered into two lease agreements (the “New Leases”), one with Thorium LLC ('Thorium") and one with Germanium LLC (“Germanium”), entities owned by the Company’s Chief Executive Officer, David Schaeffer. The first of the New Leases is with Thorium for 54,803 square feet of office space, which serves as office space for the Company replacing a portion of its office space in the Northern Virginia area (“Office Lease”). The second of the New Leases is with Germanium LLC for 1,587 square feet of technical space which serves as network operations space for the Company (“Network Operations Lease”). The term for each of the New Leases is five years beginning April 1, 2023 (or an actual later date of occupancy). Both of the New Leases are cancellable by the Company without penalty upon 60 days written notice. The Company took occupancy of the office space and network operations space in April 2023. The amount of fixed annual rent during the term of the Office Lease is $1.2 million, and the Company is responsible for paying its proportionate share of the building’s operating expenses that exceed a 2023 base year. The amount of fixed annual rent for the Network Operations Lease is $34,914, and the Company is also responsible for paying its metered utility costs and a proportionate share of the building’s other operating expenses that exceed a 2023 base year.

On July 25, 2023 the Company entered into a Second Amendment to the lease agreement (the “Amendment”), with Germanium which amends the Network Operations Lease to lease an additional 7,369 square feet on the first floor of the building, beginning on August 1, 2023, in connection with the planned expansion of the technical space. This includes 4,987 square feet for an auditorium suitable for training and 2,382 square feet for the data center in the building. The amended Network Operations Lease remains cancellable by the Company without penalty upon 60 days written notice. The Amendment provides for $162,118 of additional fixed annual rent during the term of the Network Operations Lease, plus a proportionate share of real estate taxes and operating expenses and separately metered utilities expense.

The Company paid $0.9 million and $0.5 million in the three months ended September 30, 2023 and 2022, respectively, and $2.1 million and $1.4 million in the three and nine months ended September 30, 2023 and 2022, respectively, for rent and related costs (including taxes and utilities) for these leases.

9.  Segment information:

The Company operates as one operating segment. The Company’s service revenue by geographic region and product class and long-lived assets by geographic region are as follows (in thousands):

Three Months Ended September 30, 2023
Revenues	On-net	Off-net	Wavelength	Non-core	Total
North America	$102,103	$123,164	2,992	$11,400	$239,659
Europe	21,913	5,550	—	12	27,475
South America	1,862	287	—	1	2,150
Oceania	4,011	1,945	—	4	5,960
Africa	161	24	—	—	185
Total	$130,050	$130,970	2,992	$11,417	$275,429

Three Months Ended September 30, 2022
Revenues	On-net	Off-net	Wavelength	Non-core	Total
North America	$88,298	$32,325	—	$162	$120,785
Europe	19,853	3,929	—	8	23,790
South America	1,358	34	—	—	1,392
Oceania	3,530	299	—	—	3,829
Africa	180	24	—	—	204
Total	$113,219	$36,611	—	$170	$150,000

Nine Months Ended September 30, 2023
Revenues	On-net	Off-net	Wavelength	Non-core	Total
North America	$290,622	$251,278	4,578	$20,069	$566,547
Europe	65,880	14,640	—	51	80,571
South America	5,159	522	—	2	5,683
Oceania	11,659	3,719	—	32	15,410
Africa	536	75	—	—	611
Total	$373,856	$270,234	4,578	$20,154	$668,822

Nine Months Ended September 30, 2022
Revenues	On-net	Off-net	Wavelength	Non-core	Total
North America	$261,427	$95,873	—	$475	$357,775
Europe	61,807	12,249	—	39	74,095
South America	4,080	150	—	2	4,232
Oceania	9,992	956	—	1	10,949
Africa	523	51	—	—	574
Total	$337,829	$109,279	—	$517	$447,625

	September 30,	December 31,
	2023	2022
Long-lived assets, net
North America	$1,637,855	$397,434
Europe and other	154,764	147,005
Total	$1,792,619	$544,439

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

Our acquisition of Sprint Communications (as defined below), including difficulties integrating our business with the Sprint Business, which may result in the combined company not operating as effectively and efficiently as expected; transition services required to support the Sprint Business and the related costs continuing for a period longer than expected, the COVID-19 pandemic and accompanying government policies worldwide; vaccination and in-office requirements, delays in the delivery of network equipment or optical fiber, loss of key right-of-way agreements, future economic instability in the global economy, including the risk of economic recession and recent bank failures and liquidity concerns at certain other banks, which could affect spending on Internet services; the impact of changing foreign exchange rates (in particular the Euro to US dollar and Canadian dollar to US dollar exchange rates) on the translation of our non-US dollar denominated revenues, expenses, assets and liabilities into US dollars; legal and operational difficulties in new markets; the imposition of a requirement that we contribute to the US Universal Service Fund on the basis of our Internet revenue; changes in government policy and/or regulation, including rules regarding data protection, cyber security and net neutrality; increasing competition leading to lower prices for our services; our ability to attract new customers and to increase and maintain the volume of traffic on our network; the ability to maintain our Internet peering and right-of-way arrangements on favorable terms; our ability to renew our long-term leases of optical fiber and right-of-way agreements that comprise our network; our reliance on a limited number of equipment vendors, and the potential for hardware or software problems associated with such equipment; the dependence of our network on the quality and dependability of third-party fiber and right-of-way providers; our ability to retain certain customers that comprise a significant portion of our revenue base; the management of network failures and/or disruptions; our ability to make payments on our indebtedness as they become due and outcomes in litigation, risks associated with variable interest rates under our Swap Agreement as well as other risks discussed from time to time in our filings with the Securities and Exchange Commission, including, without limitation, this report and our quarterly reports on Form 10-Q for the quarterly periods ended March 31, 2023 and June 30, 2023 and our annual report on Form 10-K for the year ended December 31, 2022.

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

Our on-net revenues represented 47.2% of our revenues for the three months ended September 30, 2023, 75.5% of our revenues for the three months ended September 30, 2022, 55.9% of our revenues for the nine months ended September 30, 2023 and 75.5% of our revenues for the nine months ended September 30, 2022. We provide our on-net Internet access and private network services to our corporate, net-centric and enterprise customers. Our corporate customers are located in multi-tenant office buildings (“MTOB’s”) which typically include law firms, financial services firms, advertising and marketing firms, as well as health care providers, educational institutions and other professional services businesses. Our net-centric customers include bandwidth-intensive users that leverage our network either to deliver content to end users or to provide access to residential or commercial internet users. Content delivery customers include over the top (“OTT”) media service providers, content delivery networks, web hosting companies, and commercial content and application software providers. Our net-centric customers include 7,971 access networks comprised of other Internet service providers (“ISPs”), telephone companies, mobile phone operators and cable television companies that collectively provide internet access to a substantial number of broadband subscribers and mobile phone subscribers across the world. These net-centric customers generally receive our services in carrier neutral colocation facilities and in our data centers. We expanded selling our services to enterprise customers in connection with our acquisition of the Sprint Business. We define “enterprise” customers as large corporations (typically, Fortune 500 companies with greater than $5 billion in annual revenue) running Wide Area Networks (“WAN”) with several dozen to several hundred sites. Our enterprise customers generally purchase our services on a price per location basis. We operate data centers throughout North America and Europe that allow our customers to collocate their equipment and access our network.

In addition to providing our on-net services, we provide Internet access and private network services to customers that are not located in buildings directly connected to our network. We provide these off-net services primarily to corporate customers using other carriers’ circuits to provide the “last mile” portion of the link from the customers’ premises to our network. Our off-net revenues represented 47.6% of our revenues for the three months ended September 30, 2023, 24.4% of our revenues for the three months ended September 30, 2022, 40.4% of our revenues for the nine months ended September 30, 2023 and 24.4% of our revenues for the nine months ended September 30, 2022.

Wavelength and Optical Transport Services

In connection with our acquisition of the Sprint Business, we expanded our offerings of optical wavelength services and optical transport services over our fiber network. We are selling these wavelength services to our existing customers, customers of Sprint Communications and to new customers who require dedicated optical transport connectivity without the capital and ongoing expenses associated with owning and operating network infrastructure. We are increasing the number of locations where we can sell wavelength services to meet customer demand. Revenues related to our optical wavelength services were $3.0 million and $4.6 million for the three and nine months ended September 30, 2023, respectively.

We also provide certain non-core services because of certain acquisitions, including our acquisition of the Sprint Business. We continue to support but do not actively sell these non-core services. We expect that our revenues from non-core services will decline. Our non-core revenues represented 4.2% of our revenues for the three months ended September 30, 2023, 0.1% of our revenues for the three months ended September 30, 2022, 3.0% of our revenues for the nine months ended September 30, 2023 and 0.1% of our revenues for the nine months ended September 30, 2022.

Acquisition of Sprint Communications

On May 1, 2023 (the “Closing Date”), Cogent Infrastructure, Inc., a Delaware corporation and our direct wholly owned subsidiary, closed on its acquisition of the U.S. long-haul fiber network (including the non-U.S. extensions thereof) of Sprint Communications and its subsidiaries (the “Sprint Business”) in accordance with the terms and conditions of the Membership Interest Purchase Agreement (the “Purchase Agreement”), dated September 6, 2022, by and among us, Sprint Communications LLC, a Kansas limited liability company (“Sprint Communications”) and an indirect wholly owned subsidiary of T-Mobile US, Inc., a Delaware corporation (“T-Mobile”), and Sprint LLC, a Delaware limited liability company and an indirect wholly owned subsidiary of T-Mobile (the “Seller”). On the Closing Date, we purchased from the Seller all of the issued and outstanding membership interests (the “Purchased Interests”) of Wireline Network Holdings LLC, a Delaware limited liability company that, following an internal restructuring and divisive merger, holds Sprint Communications’ assets and liabilities relating to the Sprint Business (such transactions contemplated by the Purchase Agreement, collectively, the “Transaction”).

Purchase Price

The Transaction closed on May 1, 2023 (the “Closing Date”). On the Closing Date, we consummated the Transaction pursuant to the terms of the Purchase Agreement, providing a purchase price of $1 payable to the Seller for the Purchased Interests, subject to customary adjustments, including working capital (the “Working Capital Adjustment”), as set forth in the Purchase Agreement. As consideration for the Purchased Interests, the Working Capital Adjustment (primarily related to acquired cash and cash equivalents of an estimated $43.4 million at the Closing Date in order to fund the international operations of the Sprint Business) was $66.1 million, of which $61.1 million was paid to the Seller on the Closing Date.

The Purchase Agreement also includes an estimated payment of $52.3 million from Seller to Buyer related to acquired short-term lease obligations (the “Short-term Lease Payment”). After further analysis, the Short-term Lease Payment was reduced by $4.8 million from $57.1 million at June 30, 2023 to $52.3 million at September 30, 2023. The Short-term Lease Payment will be paid from the Seller to us in four equal payments in months 55 to 58 after the Closing Date. The Short-term Lease Payment was recorded at its present value resulting in a discount of $15.6 million. The interest rate used in determining the present value was derived considering rates on similar issued debt instruments with comparable durations, amongst other market factors. The determination of the discount rate requires some judgment. The amortization of the discount resulted in interest income of $0.7 million and $1.2 million for the three and nine months ended September 30, 2023, respectively. A final determination of the Working Capital Adjustment and the Short-term Lease Payment is expected by the end of 2023.

IP Transit Services Agreement

On the Closing Date, Cogent Communications, Inc. and T-Mobile USA, Inc., a Delaware corporation and direct subsidiary of T-Mobile (“TMUSA”), entered into an agreement for IP transit services (“IP Transit Services Agreement”), pursuant to which TMUSA will pay us an aggregate of $700.0 million, consisting of (i) $350.0 million in equal monthly installments of $29.2 million per month during the first year after the Closing Date and (ii) $350.0 million in equal monthly installments of $8.3 million per month over the subsequent 42 months. We concluded that the $700.0 million cash consideration was not separately identifiable from the business combination. As a result, the IP Transit Services Agreement was recorded in connection with the Transaction. During the three and nine months ended TMUSA paid us $87.5 million and $116.7 million, respectively, under the IP Transit Agreement. On October 3, 2023 an additional $29.2 million payment was received. On November 2, 2023, an additional $29.2 million payment was received.

Transition Services Agreement

On the Closing Date, we entered into a transition services agreement (the “TSA”) with the Seller, pursuant to which the Seller will provide to us, and we will provide to the Seller on an interim basis following the Closing Date, certain specified services (the “Transition Services”) to ensure an orderly transition following the separation of the Sprint Business from Sprint Communications. The services to be provided by the Seller to us include, among others, information technology support, back office and finance, real estate and facilities, vendor and supply chain management including payments to vendors of the Sprint Business for us reimbursed at cost and human resources. The services to be provided by us to the Seller include, among others, information technology and network support, finance and back office and other wireless business support.

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

Either party to the TSA may terminate the agreement (i) with respect to any individual service in full for convenience upon 30 days’ prior written notice for certain services and reduced for other services after a 90-day period. The TSA may be terminated in its entirety if the other party has failed to perform any of its material obligations and such failure is not cured within 30 days. The TSA provides for customary indemnification and limits on liability. During the three and nine months ended September 30, 2023 we were billed $101.2 million and $218.0 million as due to the Seller under the TSA, respectively, primarily for reimbursement at cost of payment to vendors of the Sprint Business. During the three and nine months ended September 30, 2023 we paid $153.1 million to the Seller under the TSA. Amounts billed under the TSA are due 30 days from receipt of the related invoice. As of September 30, 2023, we owed $69.6 million to the Seller and the Seller owed $16.8 million to us under the TSA. The amounts due from the Seller are primarily reimbursements for severance costs related to Sprint Business employees and services provided by the Company for the Seller.

Other Services Provided to Seller

In addition, on the Closing Date, we entered into a commercial agreement with TMUSA (“Commercial Agreement”) for colocation and connectivity services, pursuant to which we will provide such services to TMUSA for a per service monthly fee plus certain third-party costs incurred in providing the services. During the three and nine months ended September 30, 2023 we recorded $8.0 million and $15.3 million, respectively, from TMUSA under the Commercial Agreement. As of September 30, 2023, TMUSA owed $3.2 million to us under the Commercial Agreement.

Competitive Advantages

We believe we address many of the data communications needs of small and medium-sized businesses, communications service providers and other bandwidth-intensive organizations by offering them high-quality, high-speed Internet access and private network services at attractive prices. With our acquisition of the Sprint Business, we began offering services to larger enterprise customers. We believe that our organization has the following competitive advantages:

Low Cost of Operation: We believe that the wireline telecom industry is undergoing, and will continue to face, significant price deflation for its applications and services. This price deflation is a result of a variety of factors including increased competition, enhanced substitutability of certain products and services and the continued impact of Moore’s Law, which has driven down the cost of technology, particularly for fiber optic Wavelength Division Multiplexing (“WDM”) equipment and optically interfaced routers. Faced with the backdrop of continued price deflation in our industry, we have made a series of discreet choices around our network design, operating strategy and product offerings that are consistent with our objective of becoming the low cost operator in our industry. Since our initiation of operations, this strategy has resulted in a rapid decline in our cost to transmit bits, which has increased our margins and decreased our capital intensity as measured by our capital expenditures per total revenues. Over the last five fiscal years, our cost of goods sold per bit delivered for our customers has declined at a compounded annual rate of 21.0%. Important components of our low cost operating strategy include:

●	One Network Protocol. Upon our founding, we selected to operate our network solely using Ethernet protocol. We made this selection in order to take advantage of the significantly greater installed base and lower cost of Ethernet network equipment versus other protocols, the substantially lower costs associated with operating and maintaining one network protocol and the continued benefits of the rapid price performance ratio improvements of Ethernet-related equipment. Our single network design allows us to avoid many of the costs that our competitors who operate circuit-switched, time-division multiplexing (“TDM”) and hybrid fiber coaxial networks incur related to provisioning, monitoring and maintaining multiple transport protocols. Selecting one operating protocol has also had positive effects in terms of our operating overhead and the simplicity of our organization. We believe the vast majority of our competition currently operates their networks with multiple protocols and we believe that attempts to upgrade their networks to one protocol would be operationally challenging and costly.
●	Widespread Access to Fiber on a Cost Effective, Long-Term Basis. We have acquired a large portfolio of dark fiber leases from around the world sourced from the excess inventory of existing networks. This choice to lease rather than build reduces our capital intensity and the operating costs of our intercity and metro networks. The nature of this portfolio and the individual leases provide us long-term access to dark fiber at attractive rates and, in many cases the opportunity to extend these leases for multiple terms. On average, a modest number of our dark fiber leases come up for renewal each year. We have relationships with over 320 dark fiber vendors across the globe, enabling us to lease dark fiber on a long-term, cost-effective basis to virtually any geographic route or facility we require. The acquisition of the Sprint fiber network provides us significant additional fiber assets
●	Narrow and Focused Product Set. Since our founding, we have strategically focused on delivering a very narrow product set to our customers. The vast majority of our revenue is driven by or related to our high-capacity, bi-directional, symmetric internet access services which can be accessed on-net in MTOBs and carrier neutral data centers (“CNDCs”) or off-net through other carriers’ “last mile” connections to customer facilities. There are significant cost advantages as a result of this narrow product set. We believe that the relative size of our salesforce training, support and overhead is lower than comparable telecom providers that tend to offer a broader, one-stop shop product set to their client base.
●	Scalable Network Equipment and Hub Configurations. Due to our single network protocol and narrow product set, our transmission and network operations rely mainly on two sets of equipment for operation. In order to further scale our operating leverage, we have systematically reused older equipment in less dense portions of our network. Due to interoperability between the generations of products, we are able to transfer older equipment from our core, high-traffic areas to newer, less congested routes. The result of this dynamic grooming process is that we are able to utilize our equipment for materially longer periods than the expected life of this equipment, thereby reducing our capital investment in our network. We design and build all of our network hubs to the same standards and configurations. This replication strategy provides us scale benefits in equipment purchases, training, and maintenance.

●	Low cost right-of-way agreements. In connection with our acquisition of the Sprint Business, we acquired numerous right-of-way agreements. Many of these right-of-way agreements are at favorable rates and these agreements would be difficult to obtain.

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

Large Addressable Market. We have systematically evaluated and chosen our network extensions to buildings, data centers and markets based upon a rigorous set of criteria to evaluate the economic opportunity of network locations. Additional factors relevant to our pursuit of new buildings include the willingness of building owners to grant us access rights, the availability of optical fiber networks to serve those buildings, the costs to connect buildings to our network and equipment availability. We have also begun to evaluate the sustainability of new locations by evaluating the LEED Green Rating of Buildings, the potential to source renewable energy at potential locations and the potential impact of climate change on a location including access to water and the risk of flooding. Our network is connected to 3,257 total buildings located in 227 metropolitan markets. These buildings include 1,860 large MTOBs (totaling 1.0 billion square feet of office space) in major North American cities where we offer our services to a diverse set of high-quality corporate customers within close physical proximity of each other. These buildings also include 1,528 CNDCs located in 1,337 buildings in North America, Europe, South America, Oceania and Africa where our net-centric customers directly interconnect with our network. We also operate 60 of our own data centers (four of which converted from facilities acquired with the Sprint Business) across the United States and in Europe, which comprise over 808,000 square feet of floor space and are directly connected to our network. We believe that these network points of presence strategically position our network to attract high levels of Internet traffic and maximize our revenue opportunities and profitability.

Balanced, High-Traffic Network. Since its inception, our network has grown significantly in terms of its geographic reach, customer connections, and traffic. We currently serve 7,971 access networks as well as numerous large and small content providers and 55,045 corporate customer connections. Because of these growing bases of customers who distribute (content providers) and receive (access networks) content on our network, we believe that the majority of all the traffic remains “on-net” by both originating and terminating on our network. This control of traffic is an important differentiator as it increases our service reliability and speed of traffic delivery. The increasing share of traffic delivered from content providers to access networks also enhances our margins as we are compensated by both the originating customer and terminating customer. The breadth of our network, extensive size of our customer base, and the volume of our traffic enables us to be one of a handful of Tier 1 networks that are interconnected on a settlement-free basis. This Tier 1 network peering status broadens our geographic delivery capability and materially reduces our network costs.

Proven and Experienced Management Team. Our senior management team is composed of seasoned executives with extensive expertise in the telecommunications industry as well as knowledge of the markets in which we operate. The members of our senior management team have an average of over 20 years of experience in the telecommunications industry and many have been working together at the Company for several years. Several members of the senior management team have been working together at the Company since 2000. Our senior management team has designed and built our network and, during our formative years, led the integration of network assets we acquired through 13 significant previous acquisitions and managed the expansion and growth of our business. We anticipate that our management team will successfully manage the integration of the Sprint Business into our current operations.

Our Strategy

We intend to become the leading provider of high quality, high-speed Internet access and private network services and to continue to improve our profitability and cash flow. The principal elements of our strategy include:

Grow our Corporate Customer Base. Our on-net corporate customers are typically small to medium-sized businesses connected to our network through MTOBs or connected to our network through one of our CNDCs. We generally sell two types of services to our corporate customers: dedicated internet access and private network services. We typically sell dedicated internet access at the same price per connection as our competitors, but our customers benefit from our significantly faster speeds and rapid installation times. These customers are increasingly integrating off-site data centers and cloud services into their IT infrastructure in order to take advantage of the safety, security and redundancy that is offered by locating company processing power, storage and software at a data center. An important part of this new infrastructure is a high-speed, dedicated internet connection from the corporate premises to the data center and the Internet and from one corporate premises to other corporate premises. We believe that the importance of data centers will increasingly lead tenants to reconfigure their communications infrastructure to include dedicated internet access across their locations. With our acquisition of Sprint Business, we began offering services to larger enterprise customers.

Increase our Share of the Net-Centric Market. We are currently one of the leading providers of high-speed internet access to a variety of content providers and access networks across the world. We intend to further load our high-capacity network as a result of the growing demand for high-speed internet access generated by these types of bandwidth-intensive applications such as over-the-top (“OTT”) media services, online gaming, video, Internet of Things (“IoT”), voice over IP (“VOIP”), remote data storage, and other services. We expect that we will continue to grow our shares of these segments by offering our customers a series of attractive features including:

●	Geographic breadth – We have the broadest CNDC footprint in the industry and currently offer network services in 54 countries – as net-centric customers seek a more international audience this footprint is a significant advantage;
●	High capacity and reliability – We offer 100 Mbps to 100 Gbps ports in all of the CNDCs and 400 Gbps in selected locations on our network, which differentiates the capacity choices we provide our net-centric clients;
●	Balanced customer base – Our leading share of content providers and access networks increases the amount of traffic that originates and terminates on our network thereby reducing latency and enhancing reliability;
●	Large and dedicated salesforce – Our team of net-centric sales professionals is one of the largest salesforces in this industry segment and enables us to better serve this customer segment while also identifying new sales opportunities and gaining new business and customers; and
●	The customers of the Sprint Business will include a number of large enterprise customers, a type of customer that we have not traditionally served.

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

Expand our Off-net Corporate Internet Access Business. We have agreements with over 580 national and international carriers providing us last mile network access to over 6 million commercial buildings that are lit by fiber optic cable across North America and that are not currently served by our network. We believe these agreements broaden our addressable market for corporate dedicated internet access and enhances our competitive position through the ability to provide enterprise-wide connectivity for corporate customers. In order to take advantage of this large set of commercial buildings we have developed an automated process to enable our salesforce to identify opportunities in the off-net market for dedicated internet access and to quickly offer pricing proposals to potential customers. We continue to negotiate reduced pricing under our numerous carrier agreements that enable us to reduce our cost of off-net services, which enhances our competitive position in the marketplace.

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

Results of Operations

Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022

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

	Three Months Ended
	September 30,		Percent
	2023	2022	Change

	(in thousands)
Service revenue	$275,429	$150,000	83.6%
On-net revenue	130,049	113,219	14.9%
Off-net revenue	130,970	36,611	257.7%
Wavelength revenue	2,992	—	NM
Non-core revenue	11,417	170	NM
Network operations expenses (1)	173,594	57,220	203.4%
Selling, general, and administrative (“SG&A) expenses (2)	65,308	39,114	67.0%
Acquisition costs – Sprint Business	351	2,004	(82.5)%
Depreciation and amortization expenses	86,734	22,897	278.8%
Change in valuation - interest rate swap agreement	4,825	16,923	NM
Loss on bargain purchase – Sprint Business	3,332	—	NM
Interest income – IP Transit Services Agreement	10,299	—	NM
Interest expense	24,198	17,948	34.8%
Income tax (benefit) expense	(13,623)	969	NM
(1)	Includes non-cash equity-based compensation expenses of $370 and $176 in the three months ended September 30, 2023 and 2022, respectively.

(2)	Includes non-cash equity-based compensation expenses of $7,041 and $6,035 in the three months ended September 30, 2023 and 2022, respectively.

NM – not meaningful

	September 30,		Percent
	2023	2022	Change
Other Operating Data
Average Revenue Per Unit (ARPU)
ARPU - on-net	$475	$458	3.8%
ARPU - off-net	$1,156	$920	25.6%
ARPU - wavelengths	$2,312	$—	NM
Average Price per Megabit — installed base	$0.30	$0.27	9.6%
Customer Connections—end of period
On-net	89,623	82,614	8.5%
Off-net	36,766	13,359	175.2%
Wavelengths	449	—	NM
Non-core	11,187	348	NM

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

Our service revenue increased by 83.6% from the three months ended September 30, 2022 to the three months ended September 30, 2023. Exchange rates positively affected our increase in service revenue by $1.8 million. All foreign currency comparisons herein reflect results for the three months ended September 30, 2023 translated at the average foreign currency exchange rates for the three months ended September 30, 2022. We increased our total service revenue by expanding our network, adding additional buildings to our network, increasing our penetration into the buildings connected to our network and gaining market share by offering our services at lower prices than our competitors. Revenue from the Sprint Business for the three months ended September 30, 2023 was $113.0 million.

Revenue recognition standards include guidance relating to any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, gross receipts taxes, Universal Service Fund fees and certain state regulatory fees. We record these taxes billed to our customers on a gross basis (as service revenue and network operations expense) in our consolidated statements of comprehensive income. The impact of these taxes including the Universal Service Fund resulted in an increase to our revenues of $10.4 million from the three months ended September 30, 2022 to the three months ended September 30, 2023. Excise taxes from the Sprint Business for the three months ended September 30, 2023 were $10.8 million.

Revenue and customer connections by customer type

Our corporate customers generally purchase their services on a price per connection basis. Our net-centric customers generally purchase their services on a price per megabit-metered basis. We began to serve enterprise customers in connection with our acquisition of the Wireless Business. We define “enterprise” customers as large corporations (typically, Fortune 500 companies with greater than $5 billion in annual revenue) running Wide Area Networks (“WAN”) with several dozen to several hundred sites. Our enterprise customers generally purchase our services on a price per location basis. Revenues from our corporate, net-centric customers and enterprise customers represented 43.7%, 34.5% and 21.8% of total service revenue, respectively, for the three months ended September 30, 2023. Revenues from our corporate and net-centric customers represented 57.0% and 43.0% of total service revenue, respectively, for the three months ended September 30, 2022. Revenues from corporate customers increased by 40.9% to $120.5 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. Revenues from our net-centric customers increased by 47.2% to $94.9 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. Revenues from our enterprise customers were $60.0 million for the three months ended September 30, 2023. Certain of our historical corporate and net-centric customers (in total approximately 400 customers representing approximately $0.3 million in monthly recurring revenue) have been reclassified from our legacy net-centric and corporate revenue and customer connections to enterprise revenue and customer connections. Certain of the customer connections we acquired in the Sprint Business were classified as corporate and net-centric revenue and customer connections. We acquired 17,823 corporate customer connections, 5,711 net-centric customer connections and 23,209 enterprise customer connections with the Sprint Business. In connection with our acquisition of the Sprint business, we classified the Sprint Business revenue as $20.1 million of monthly recurring revenue as enterprise revenue, $12.9 million of monthly recurring revenue as corporate revenue and $6.5 million of monthly recurring revenue as net-centric revenue.

Our revenue from our corporate customers increased primarily due to corporate customer connections acquired with the Sprint Business. Our corporate customers take advantage of our superior speeds, greater aggregate throughput, service levels and installation times versus our competitors. The growing trend of customers installing second lines for redundancy in order to construct virtual private networks (“VPNs”) has also led to our ability to increase our corporate revenues. Beginning with and throughout the COVID-19 pandemic, we witnessed a deteriorating real estate market in and around the buildings we service in central business districts in North America. Because of the rising vacancy levels and falling lease initiations or renewals, we experienced a slowdown in new sales to our corporate customers, which negatively affected our legacy corporate revenue results. During the three months ended September 30, 2023, we slowly began to see declining vacancy rates and rising office occupancy rates. In addition, we began to see positive trends in our corporate business. As the option to fully or partially work from home becomes permanently established at many companies, our corporate customers are integrating some of the new applications that became part of the remote work environment, which benefits our corporate business as these customers upgrade their Internet access infrastructure to higher capacity connections. Further, if and when companies eventually return to the buildings in which we operate, we believe it will present an opportunity for increased sales. However, the exact timing and path of these positive trends remains uncertain, and as the after effects of the COVID-19 pandemic linger, we may continue to see increased corporate customer turnover, fewer upgrades of existing corporate customer configurations and fewer new tenant opportunities, which would negatively affect our corporate revenue growth.

Our revenue from our net-centric customers increased primarily due to an increase in our number of net-centric customers, growth in network traffic from these customers and from net-centric customer connections acquired with the Sprint Business partly offset by a decline in our average price per megabit. Our net-centric customers purchase our services on a price per megabit basis. The net-centric market exhibits significant pricing pressure due to the continued introduction of new technology, which lowers the marginal cost of transmission and routing, and the commodity nature of the service where price is typically the only differentiating factor for these customers. Our average price per megabit of our installed base of customers increased by 9.6% from the three months ended September 30, 2022 to the three months ended September 30, 2023 from the impact of the price per megabit customers acquired in the Sprint Business. The impact of foreign exchange rates has a more significant impact on our net-centric revenues.

Revenue and customer connections by network connection type

Our on-net revenues increased by 14.9% from the three months ended September 30, 2022 to the three months ended September 30, 2023. Our on-net revenues increased as we increased the number of our on-net customer connections by 8.5% at September 30, 2023 from September 30, 2022. On-net revenue increased at a greater rate than on-net customer connections primarily due to an increase in our on-net ARPU from the three months ended September 30, 2022 to the three months ended September 30, 2023. ARPU is determined by dividing revenue for the period by the average customer connections for that period. On-net revenues from customers acquired in the Sprint Business were $6.3 million for the three months ended September 30, 2023.

Our off-net revenues increased by 257.7% from the three months ended September 30, 2022 to the three months ended September 30, 2023. Our off-net revenues increased primarily from the 175.2% increase in the number of our off-net customer connections from September 30, 2022 to September 30, 2023. Off-net revenues from customers acquired in the Sprint Business were $92.4 million for the three months ended September 30, 2023.

In connection with our acquisition of the Sprint Business, we expanded our offering of optical wavelength and optical transport services over our fiber network. Wavelength revenues from customers acquired in the Sprint Business were $3.0 million for the three months ended September 30, 2023.

Our non-core revenues increased from the three months ended September 30, 2022 to the three months ended September 30, 2023 primarily from the acquisition of non-core revenues from customers acquired in the Sprint Business. Non-core revenues from customers acquired in the Sprint Business were $11.3 million for the three months ended September 30, 2023.

Network Operations Expenses. Network operations expenses include the costs of personnel associated with service delivery, network management and customer support, network facilities costs, fiber and equipment maintenance fees, leased circuit costs, access and facilities fees paid to building owners and excise taxes billed to our customers and recorded on a gross basis. Our network operations expenses, including non-cash equity-based compensation expense, increased by 203.4% from the three months ended September 30, 2022 to the three months ended September 30, 2023. Non-cash equity-based compensation expense is included in network operations expenses consistent with the classification of the employee’s salary and other compensation. The increase in network operations expense is primarily attributable to an increase in costs related to our network and facilities expansion activities, an increase in power costs and $101.6 million of network operations expense from our acquisition of the Sprint Business for the three months ended September 30, 2023.

Selling, General, and Administrative (“SG&A”) Expenses. Our SG&A expenses, including non-cash equity-based compensation expense, increased by 67.0% from the three months ended September 30, 2022 to the three months ended September 30, 2023. Non-cash equity-based compensation expense is included in SG&A expenses consistent with the classification of the employee’s salary and other compensation. SG&A expenses increased primarily from an increase in salaries and benefits from an 91.2% increase in our total headcount, including 942 employees added to our headcount from our acquisition of the Sprint Business. Our sales force headcount, inclusive of sales management, was 833 at September 30, 2023 and 669 at September 30, 2022, and our total headcount was 1,990 at September 30, 2023 and 1,041 at September 30, 2022. The Sprint Business added 114 employees to our sales force headcount. SG&A expense from our acquisition of the Sprint Business was $29.9 million for the three months ended September 30, 2023.

Depreciation and Amortization Expenses. Our depreciation and amortization expense increased by 278.8% from the three months ended September 30, 2022 to the three months ended September 30, 2023. The increase is primarily due to the depreciation expense associated with the increase in deployed fixed assets and $59.0 of depreciation and amortization expense from assets, including a finance lease totaling $160.9 million being amortized over forty-four months, acquired with the Sprint Business.

Gain on Bargain Purchase

We accounted for our acquisition of the Sprint Business as a business combination. The identifiable assets acquired and liabilities assumed were recorded at their fair values as of the acquisition date. Assigning fair market values to the assets acquired and liabilities assumed at the date of an acquisition requires the use of significant judgment regarding estimates and assumptions. The fair value of the identifiable assets acquired was $1.5 billion (including amounts due under the IP Transit Services Agreement) and was in excess of the $1.0 billion liabilities assumed and the $0.6 billion net consideration to be received from the Seller resulting in a gain on bargain purchase of $1.2 billion. During the three months ended September 30, 2023, certain adjustments were made to the purchase price resulting in a reduction to the total gain on bargain purchase of $3.3 million.

Interest Income - IP Transit Services Agreement

On the Closing Date, we entered into the IP Transit Services Agreement with T-Mobile USA, Inc., (“TMUSA”), pursuant to which TMUSA will pay us an aggregate of $700.0 million, consisting of (i) $350.0 million in equal monthly installments during the first year after the Closing Date and (ii) $350.0 million in equal monthly installments over the subsequent 42 months.

We accounted for the Transaction as a business combination under ASC Topic 805 Business Combinations (“ASC 805”). Under ASC 805, we concluded that the $700.0 million of payments to be made represent consideration received to complete the acquisition of a distressed business. We also evaluated whether the IP Transit Services Agreement was in the scope of ASU No. 2014-09 Revenue from Contracts with Customers (“ASC 606”). We concluded that TMUSA did not represent a “customer” as defined by ASC 606, the stated contract price did not represent consideration for services to be delivered, and the transaction did not satisfy the definition of revenue, which excluded this arrangement from the scope of ASC 606. As a result, the IP Transit Services Agreement was recorded in connection with the Transaction at its discounted present value resulting in a discount of $79.6 million. The amortization of the discount resulted in interest income of $10.3 million for the three months ended September 30, 2023.

Interest Expense. Our interest expense resulted from interest incurred on our $500.0 million aggregate principal amount of 3.50% Senior Secured Notes due 2026 that we issued in May 2021 (the “2026 Notes”), interest incurred on our $450.0 million aggregate principal amount of 7.00% Senior Unsecured Notes due 2027 that we issued in June 2022 (the “2027 Notes”) and interest incurred on our finance lease obligations. Our finance leases include a lease totaling $160.9 million being amortized over forty-four months, acquired with the Sprint Business. Our interest expense increased by 34.8% from the three months ended September 30, 2022 to the three months ended September 30, 2023. The increase was primarily due to the impact of the finance lease acquired with the Sprint Business and an increase in interest rates on our 2027 Notes as compared to the 2024 Notes.

Change in Valuation - Interest Rate Swap Agreement. As of September 30, 2023, the fair value of our Swap Agreement was a net liability of $56.4 million. We recorded unrealized losses for the non-cash change in the valuation of the Swap Agreement of $4.8 million in the three months ended September 30, 2023 and $16.9 million in the three months ended September 30, 2022 from an increase in interest rates.

Under the Swap Agreement settlement payment made in November 2021, we received $0.6 million from the counterparty for a net cash savings of $0.6 million for the period from August 9, 2021 (the Swap Agreement inception date) to October 31, 2021, in May 2022, we received $1.2 million from the counterparty for a net cash savings of $1.2 million for the period from November 1, 2021 to April 30, 2022. Under the Swap Agreement settlement payment made in November 2022, we paid $3.4 million to the counterparty for a net cash interest cost of $3.4 million for the period from May 1, 2022 to October 31, 2022. Under the Swap Agreement settlement payment made in May 2023, we paid $9.5 million to the counterparty for a net cash interest cost of $9.5 million for the period from November 1, 2022 to April 30, 2023. Under the Swap Agreement settlement payment made in November 2023, we paid $12.0 million to the counterparty for a net cash interest cost of $12.0 million for the period from May 1, 2023 to October 31, 2023.

Income Tax (Benefit) Expense. Our income tax benefit was $13.6 million for the three months ended September 30, 2023 and our income tax expense was $1.0 million for the three months ended September 30, 2022. The decrease in our income tax expense is primarily related to projected operating results related to the Sprint Business acquisition, the reversal of deferred tax liabilities acquired with the Sprint Business and the reversal of a valuation allowance on our business interest expense deferred tax asset.

Buildings On-net. As of September 30, 2023 and 2022, we had a total of 3,257 and 3,126 on-net buildings connected to our network, respectively. The increase in our on-net buildings was a result of our disciplined network expansion program. We anticipate adding a similar number of buildings to our network for the next several years.

Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022

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

	Nine Months Ended
	September 30,		Percent
	2023	2022	Change

	(in thousands)
Service revenue	$668,822	$447,625	49.4%
On-net revenue	373,856	337,829	10.7%
Off-net revenue	270,234	109,279	147.3%
Wavelength revenue	4,578	—	NM
Non-core revenue	20,154	517	NM
Network operations expenses (1)	369,734	171,183	116.0%
Selling, general, and administrative (“SG&A) expenses (2)	194,046	119,129	62.9%
Acquisition costs – Sprint Business	1,490	2,004	(25.6)%
Depreciation and amortization expenses	164,403	68,659	139.4%
Foreign exchange gain on 2024 Notes	—	31,561	NM
Loss on debt extinguishment and redemption – 2024 Notes	—	11,885
Change in valuation – interest rate swap agreement	4,283	45,703	NM
Interest income – IP Transit Services Agreement	17,968	—	NM
Gain on bargain purchase – Sprint Business	1,152,386	—	NM
Interest expense	71,855	45,594	57.6%
Income tax (benefit) expense	(33,599)	10,063	NM
(1)	Includes non-cash equity-based compensation expenses of $750 and $465 in the nine months ended September 30, 2023 and 2022, respectively.
(2)	Includes non-cash equity-based compensation expenses of $19,491 and $17,709 in the nine months ended September 30, 2023 and 2022, respectively.

NM – not meaningful

	Nine Months Ended
	September 30,		Percent
	2023	2022	Change
Other Operating Data
Average Revenue Per Unit (ARPU)
ARPU—on-net	$482	$460	4.9%
ARPU—off-net	$1,194	$933	28.0%
ARPU – Wavelengths	$2,266	$—	NM
Average Price per Megabit — installed base	$0.27	$0.29	(5.8)%
Customer Connections—end of period
On-net	89,623	82,614	8.5%
Off-net	36,766	13,359	175.2%
Wavelengths	449	—	NM
Non-core	11,187	348	NM

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

Our service revenue increased by 49.4% from the nine months ended September 30, 2022 to the nine months ended September 30, 2023. Exchange rates negatively affected our increase in service revenue by $1.8 million. All foreign currency comparisons herein reflect results for the nine months ended September 30, 2023 translated at the average foreign currency exchange rates for the nine months ended September 30, 2022. We increased our total service revenue by expanding our network, adding additional buildings to our network, increasing our penetration into the buildings connected to our network and gaining market share by offering our services at lower prices than our competitors. Revenue from the Sprint Business was $191.0 million from May 1, 2023 (the closing date) to September 30, 2023.

Revenue recognition standards include guidance relating to any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, gross receipts taxes, Universal Service Fund fees and certain state regulatory fees. We record these taxes billed to our customers on a gross basis (as service revenue and network operations expense) in our consolidated statements of comprehensive income. The impact of these taxes including the Universal Service Fund resulted in an increase to our revenues of $18.5 million from the nine months ended September 30, 2022 to the nine months ended September 30, 2023. Excise taxes from the Sprint Business were $17.8 million from May 1, 2023 (the closing date) to September 30, 2023.

Revenue and customer connections by customer type

Our corporate customers generally purchase their services on a price per connection basis. Our net-centric customers generally purchase their services on a price per megabit-metered basis. We began to serve enterprise customers in connection with our acquisition of the Sprint Business. We define “enterprise” customers as large corporations (typically, Fortune 500 companies with greater than $5 billion in annual revenue) running Wide Area Networks (“WAN”) with several dozen to several hundred sites. Our enterprise customers generally purchase our services on a price per location basis. Revenues from our corporate, net-centric customers and enterprise customers represented 45.0%, 41.1% and 13.9% of total service revenue, respectively, for the nine months ended September 30, 2023. Revenues from our corporate and net-centric customers represented 57.4% and 42.6% of total service revenue, respectively, for the nine months ended September 30, 2022. Revenues from corporate customers increased by 17.1% to $300.7 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. Revenues from our net-centric customers increased by 44.0% to $274.9 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. Revenues from our enterprise customers were $93.3 million, from May 1, 2023 (the closing date) to September 30, 2023. Certain of our historical corporate and net-centric customers (in total approximately 400 customers representing approximately $0.3 million in monthly recurring revenue) have been reclassified from our legacy net-centric and corporate revenue and customer connections to enterprise revenue and customer connections. Certain of the customer connections we acquired in the Sprint Business were classified as corporate and net-centric revenue and customer connections. We acquired 17,823 corporate customer connections, 5,711 net-centric customer connections and 23,209 enterprise customer connections with the Sprint Business. In connection with our acquisition of the Sprint Business, we classified the Sprint Business revenue as $20.1 million of monthly recurring revenue as enterprise revenue, $12.9 million of monthly recurring revenue as corporate revenue and $6.5 million of monthly recurring revenue as net-centric revenue.

Our revenue from our corporate customers increased primarily due to an increase in our number of corporate customers and from corporate customer connections acquired with the Sprint Business. Our corporate customers take advantage of our superior speeds, greater aggregate throughput, service levels and installation times versus our competitors. The growing trend of customers installing second lines for redundancy in order to construct virtual private networks (“VPNs”) has also led to our ability to increase our corporate revenues. Beginning with and throughout the COVID-19 pandemic, we witnessed a deteriorating real estate market in and around the buildings we service in central business districts in North America. Because of the rising vacancy levels and falling lease initiations or renewals, we experienced a slowdown in new sales to our corporate customers, which negatively affected our corporate revenue results. During the nine months ended September 30, 2023, we slowly began to see declining vacancy rates and rising office occupancy rates. In addition, we began to see positive trends in our corporate business. As the option to fully or partially work from home becomes permanently established at many companies, our corporate customers are integrating some of the new applications that became part of the remote work environment, which benefits our corporate business as these customers upgrade their Internet access infrastructure to higher capacity connections. Further, if and when companies eventually return to the buildings in which we operate, we believe it will present an opportunity for increased sales. However, the exact timing and path of these positive trends remains uncertain, and as the after effects of the COVID-19 pandemic linger, we may continue to see increased corporate customer turnover, fewer upgrades of existing corporate customer configurations and fewer new tenant opportunities, which would negatively affect our corporate revenue growth.

Our revenue from our net-centric customers increased primarily due to an increase in our number of net-centric customers and growth in network traffic from these customers and from net-centric customer connections acquired with the Sprint Business. Our net-centric customers purchase our services on a price per megabit basis. The net-centric market exhibits significant pricing pressure due to the continued introduction of new technology, which lowers the marginal cost of transmission and routing, and the commodity nature of the service where price is typically the only differentiating factor for these customers. Our average price per megabit of our installed base of customers decreased by 5.8% from the nine months ended September 30, 2022 to the nine months ended September 30, 2023. The impact of foreign exchange rates has a more significant impact on our net-centric revenues.

Revenue and customer connections by network connection type

Our on-net revenues increased by 10.7% from the nine months ended September 30, 2022 to the nine months ended September 30, 2023. Our on-net revenues increased as we increased the number of our on-net customer connections by 8.5% at September 30, 2023 from September 30, 2022. On-net customer revenues increased at a greater rate than on-net customer connections primarily due to an increase in our on-net ARPU from the nine months ended September 30, 2022 to the nine months ended September 30, 2023. ARPU is determined by dividing revenue for the period by the average customer connections for that period. On-net revenues from customers acquired in the Sprint Business was $10.4 million from May 1, 2023 (the closing date) to September 30, 2023.

Our off-net revenues increased by 147.3% from the nine months ended September 30, 2022 to the nine months ended September 30, 2023. Our off-net revenues increased primarily from the increase in the number of our off-net customer connections from September 30, 2022 to September 30, 2023. Off-net revenues from customers acquired in the Sprint Business were $156.4 million from May 1, 2023 (the closing date) to September 30, 2023.

In connection with our acquisition of the Sprint Business, we expanded our offering of optical wavelength and optical transport services over our fiber network. Wavelength revenues from customers acquired in the Sprint Business were $4.6 million from May 1, 2023 (the closing date) to September 30, 2023.

Our non-core revenues increased from the nine months ended September 30, 2022 to the nine months ended September 30, 2023 primarily from the acquisition of non-core revenues from customers acquired in the Sprint Business. Non-core revenues from customers acquired in the Sprint Business were $19.7 million from May 1, 2023 (the closing date) to September 30, 2023.

Network Operations Expenses. Network operations expenses include the costs of personnel associated with service delivery, network management and customer support, network facilities costs, fiber and equipment maintenance fees, leased circuit costs, access and facilities fees paid to building owners and excise taxes billed to our customers and recorded on a gross basis. Our network operations expenses, including non-cash equity-based compensation expense, increased by 116.0% from the nine months ended September 30, 2022 to the nine months ended September 30, 2023. Non-cash equity-based compensation expense is included in network operations expenses consistent with the classification of the employee’s salary and other compensation. The increase in network operations expense is primarily attributable to an increase in costs related to our network and facilities expansion activities, an increase in power costs and $174.0 million of network operations expense from our acquisition of the Sprint Business from May 1, 2023 (the closing date) to September 30, 2023.

Selling, General, and Administrative (“SG&A”) Expenses. Our SG&A expenses, including non-cash equity-based compensation expense, increased by 62.9% from the nine months ended September 30, 2022 to the nine months ended September 30, 2023. Non-cash equity-based compensation expense is included in SG&A expenses consistent with the classification of the employee’s salary and other compensation. SG&A expenses increased primarily from an increase in salaries and benefits from an 91.2% increase in our total headcount, including 942 employees added to our headcount from our acquisition of the Sprint Business. Our sales force headcount, inclusive of sales management, was 833 at September 30, 2023 and 669 at September 30, 2022, and our total headcount was 1,990 at September 30, 2023 and 1,041 at September 30, 2022. The Sprint Business added 114 employees to our sales force headcount. SG&A expense from our acquisition of the Sprint Business was $73.1 million from May 1, 2023 (the Closing date) to September 30, 2023.

Depreciation and Amortization Expenses. Our depreciation and amortization expense increased by 139.4% from the nine months ended September 30, 2022 to the nine months ended September 30, 2023. The increase is primarily due to the depreciation expense associated with the increase in deployed fixed assets and $86.1 of depreciation and amortization expense from assets, including a finance lease totaling $160.9 million being amortized over forty-four months, acquired with the Sprint Business.

Gain on Bargain Purchase

We accounted for our acquisition of the Sprint Business as a business combination. The identifiable assets acquired and liabilities assumed were recorded at their fair values as of the acquisition date. Assigning fair market values to the assets acquired and liabilities assumed at the date of an acquisition requires the use of significant judgment regarding estimates and assumptions. The fair value of the identifiable assets acquired was $1.5 billion (including amounts due under the IP Transit Services Agreement) and was in excess of the $1.0 billion liabilities assumed and the $0.6 billion net consideration to be received from the Seller resulting in a gain on bargain purchase of $1.2 billion.

Interest Income - IP Transit Services Agreement

On the Closing Date, we entered into the IP Transit Services Agreement with TMUSA, pursuant to which TMUSA will pay us an aggregate of $700.0 million, consisting of (i) $350.0 million in equal monthly installments during the first year after the Closing Date and (ii) $350.0 million in equal monthly installments over the subsequent 42 months.

We accounted for the Transaction as a business combination under ASC Topic 805 Business Combinations (“ASC 805”). Under ASC 805, we concluded that the $700.0 million of payments to be made represent consideration received to complete the acquisition of a distressed business. We also evaluated whether the IP Transit Services Agreement was in the scope of ASU No. 2014-09 Revenue from Contracts with Customers (“ASC 606”). We concluded that TMUSA did not represent a “customer” as defined by ASC 606, the stated contract price did not represent consideration for services to be delivered, and the transaction did not satisfy the definition of revenue, which excluded this arrangement from the scope of ASC 606. As a result, the IP Transit Services Agreement was recorded in connection with the Transaction at its discounted present value resulting in a discount of $79.6 million. The amortization of the discount resulted in interest income of $18.0 million from May 1, 2023 (the closing date) to September 30, 2023.

Foreign Exchange Gain 2024 Notes. Our 2024 Notes were issued in Euros and were reported in our reporting currency – US Dollars until they were fully extinguished in June 2022. The gain on foreign exchange on our 2024 Notes from converting our 2024 Notes into USD was $31.6 million for the nine months ended September 30, 2022.

Interest Expense and Loss on Debt Extinguishment and Redemption. Our interest expense resulted from interest incurred on our 2024 Notes until these notes were fully extinguished in June 2022, interest incurred on our $500.0 million aggregate principal amount of our 2026 Notes, interest incurred on our $450.0 million aggregate principal amount of our 2027 Notes and interest incurred on our finance lease obligations. Our interest expense increased by 57.6% from the nine months ended September 30, 2022 to the nine months ended September 30, 2023. The increase was primarily due to the increase in interest rates on our 2027 Notes as compared to the 2024 Notes, $9.5 million of interest expense paid in May 2023 associated with our Swap Agreement and the impact of the finance lease acquired with the Sprint Business. Our finance leases include a lease totaling $160.9 million being amortized over forty-four months, acquired with the Sprint Business. In June 2022, we extinguished our 2024 Notes at 101.094% of par value resulting in a loss on debt extinguishment and redemption of $11.9 million.

Change in Valuation - Interest Rate Swap Agreement. As of September 30, 2023, the fair value of our Swap Agreement was a net liability of $56.4 million, and we recorded an unrealized loss for the non-cash change in the valuation of the Swap Agreement of $4.3 million in the nine months ended September 30, 2023 and $45.7 million in the nine months ended September 30, 2022 from an increase in interest rates.

Under the Swap Agreement settlement payment made in November 2021, we received $0.6 million from the counterparty for a net cash savings of $0.6 million for the period from August 9, 2021 (the Swap Agreement inception date) to October 31, 2021, in May 2022, we received $1.2 million from the counterparty for a net cash savings of $1.2 million for the period from November 1, 2021 to April 30, 2022. Under the Swap Agreement settlement payment made in November 2022, we paid $3.4 million to the counterparty for a net cash interest cost of $3.4 million for the period from May 1, 2022 to October 31, 2022. Under the Swap Agreement settlement payment made in May 2023, we paid $9.5 million to the counterparty for a net cash interest cost of $9.5 million for the period from November 1, 2022 to April 30, 2023. Under the Swap Agreement settlement payment made in November 2023, we paid $12.0 million to the counterparty for a net cash interest cost of $12.0 million for the period from May 1, 2023 to October 31, 2023.

Income Tax (Benefit) Expense. Our income tax benefit was $33.6 million for the nine months ended September 30, 2023 and our income tax expense was $10.1 million for the nine months ended September 30, 2022. The decrease in our income tax expense is primarily related to projected operating results related to the Sprint Business acquisition, the reversal of deferred tax liabilities acquired with the Sprint Business and the reversal of a valuation allowance on our business interest expense deferred tax asset.

Buildings On-net. As of September 30, 2023 and 2022, we had a total of 3,257 and 3,126 on-net buildings connected to our network, respectively. The increase in our on-net buildings was a result of our disciplined network expansion program. We anticipate adding a similar number of buildings to our network for the next several years.

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

Over the next several years, we have significant contractual and anticipated cash outlays including our indicative dividend payments on our common stock, our maturing debt obligations, interest payments on our debt obligations and our projected capital expenditure requirements in order to help execute our business plan including the acquisition of the Sprint Business. Based upon the historical growth rate of our dividend, we expect that we would have to provide approximately $375 million in order to meet our expected quarterly dividend payments over the next two years, inclusive of payments under the IP Transit Services Agreement. Our $500.0 million of 2026 Notes accrue interest at 3.50%, mature in May 2026 and include annual interest payments of $17.5 million until maturity. In June 2022, we redeemed our 2024 Notes with the proceeds from our issuance of $450.0 million of our 2027 Notes. Our 2024 Notes accrued interest at 4.375% and our 2027 Notes accrue interest at 7.00%. Our $450.0 million of 2027 Notes mature in June 2027 and include annual interest payments of $31.5 million until maturity.

Under our Swap Agreement, we pay the counterparty a semi-annual payment based upon overnight SOFR plus a contractual interest rate spread, and the counterparty pays us a semi-annual fixed 3.50% interest payment. These settlement payments are made in November and May of each year until the Swap Agreement expires in February 2026. As of September 30, 2023, $56.4 million of our cash and cash equivalents are restricted for use under our Swap Agreement. We have made a $57.6 million deposit with the counterparty to the Swap Agreement. If the fair value of the Swap Agreement exceeds a net liability of $57.6 million, we will be required to deposit additional funds with the counterparty equal to the net liability fair value. As of September 30, 2023, $56.4 million of the deposit was restricted and $1.2 million was unrestricted. The valuation of the Swap Agreement reduced to $43.8 million as of November 6, 2023.

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

Acquisition of Sprint Communications

The Sprint Business’s cash flow was negative at the time of negotiations and during its recent history. Due to the dire financial condition of the Sprint Business, it was understood that a payment from T-Mobile to any potential buyer would be required to execute a transaction to give a buyer sufficient cash inflows to offset losses that would be expected until a buyer could optimize the business. Based on management’s internal modeling at the culmination of the due diligence process, management determined this cash payment to be $700.0 million. Management intends to reduce the negative cash flow of the Sprint Business through the payments from the IP Transit Services Agreement, reducing operating costs and increasing revenue primarily by providing optical wavelength and optical transport services over our fiber network, including the owned network we acquired with the Sprint Business. We are selling these services to our existing customers, customers we acquired with the Sprint Business and to new customers who require dedicated optical transport connectivity without the capital and ongoing expenses associated with owning and operating network infrastructure. As part of the Transaction, we began incurring costs associated with the TSA. The amount of these costs will be dependent upon our ability to integrate the operations of the Sprint Business into our operations. Our cash flow requirements related to the acquisition of the Sprint Business will be dependent upon our ability to reduce the acquired operating costs, our success in retaining the acquired customers and our ability to sell optical wavelength and optical transport services over our fiber network.

In light of the economic uncertainties associated with the global recessionary economy, the cash flow requirements of the Sprint Business, the lingering impact of the COVID-19 pandemic and recent bank failures and liquidity concerns at certain other banks, our executive officers and Board of Directors have continued to carefully monitor our liquidity and cash requirements. Based on current circumstances, we currently plan to continue our current dividend policy. Given uncertainties regarding the lingering business impact of the pandemic, the cash flow requirements of the Sprint Business and the timing for economic recovery, we will continue to monitor our capital spending. As we do each year, we will continue to monitor our future sources and uses of cash, and anticipate that we will make adjustments to our capital allocation strategies when, as and if determined by our Board of Directors.

Cash Flows

The following table sets forth our consolidated cash flows.

	Nine Months Ended September 30,
(in thousands)	2023	2022
Net cash provided by operating activities	$66,043	$137,384
Net cash provided by (used in) investing activities	16,607	(59,380)
Net cash used in financing activities	(193,116)	(76,548)
Effect of exchange rates changes on cash	626	(6,416)
Net decrease in cash and cash equivalents and restricted cash	$(109,840)	$(4,960)

Net Cash Provided by Operating Activities. Our primary source of operating cash is receipts from our customers who are billed on a monthly basis for our services. Our primary uses of operating cash are payments made to our vendors, employees and interest payments made to our finance lease vendors and our note holders. Our changes in cash provided by operating activities are primarily due to changes in our operating profit and changes in our interest payments. On the Closing Date, we entered into a TSA with the Seller, pursuant to which the Seller will provide to us, and we will provide to the Seller on an interim basis following the Closing Date, Transition Services to ensure an orderly transition following the separation of the Sprint Business from Sprint Communications. Amounts billed under the TSA are due 30 days from receipt of the related invoice. As of September 30, 2023, we owed $69.6 million to the Seller and the Seller owed $16.8 million to us under the TSA agreement resulting in an increase in cash provided by operating activities. During the nine months ended September 30, 2023 we were billed $218.0 million and paid $153.1 million under the TSA agreement.

Net Cash Provided by (Used in) Investing Activities. Our primary use of cash for investing activities is for purchases of property and equipment. Purchases of property and equipment were $86.0 million and $59.4 million for the nine months ended September 30, 2023 and 2022, respectively. The changes in purchases of property and equipment are primarily due to the timing and scope of our network expansion activities including geographic expansion, purchases in anticipation of the closing of our acquisition of the Sprint Business and adding buildings to our network. We paid $61.1 million, net of $47.1 million of cash acquired, for a net total of $14.0 million paid for our acquisition of the Sprint Business. On the Closing Date, we entered into the IP Transit Services Agreement pursuant to which TMUSA will pay us an aggregate of $700.0 million, consisting of (i) $350.0 million in equal monthly installments during the first year after the Closing Date and (ii) $350.0 million in equal monthly installments over the subsequent 42 months. During the nine months ended September 30, 2023 we were paid $116.7 million under the IP Transit Services Agreement.

Net Cash Used In Financing Activities. Our primary uses of cash for financing activities are for payments to redeem and extinguish our debt, dividend payments and principal payments under our finance lease obligations and for purchases of our common stock. During the nine months ended September 30, 2023 and 2022, we paid $135.4 million and $125.9 million, respectively, for our quarterly dividend payments. Our quarterly dividend payments have increased due to increases in our quarterly dividend per share amounts. Principal payments under our finance lease obligations were $58.5 million and $21.0 million for the nine months ended September 30, 2023 and 2022, respectively. The changes in our principal payments under our finance lease obligations are primarily due to the timing and extent of our network expansion activities including geographic expansion, purchases in anticipation of the closing of our acquisition of the Sprint Business and adding buildings to our network. There were no purchases of our common stock in the nine months ended September 30, 2023 and 2022.

Cash Position and Indebtedness

At September 30, 2023, our total indebtedness, at par, was $1.4 billion and our total cash, cash equivalents and restricted cash ($56.4 million) was $166.1 million. Our total indebtedness at September 30, 2023 includes $483.2 million of finance lease obligations for dark fiber under long-term IRU agreements.

Summarized Financial Information of Holdings

Holdings is not a restricted subsidiary as defined under the indentures governing our 2026 Notes and our 2027 Notes (the “Indentures”). Holdings is a guarantor under these notes. Under the Indentures, we are required to disclose financial information of Holdings including its assets, liabilities and its operating results (“Holdings Financial Information”). The Holdings Financial Information as of and for the nine months ended September 30, 2023 is detailed below (in thousands).

September 30, 2023
(Unaudited)
Cash and cash equivalents	$1,185
Accrued interest receivable	4
Total assets	$1,189

Investment from subsidiaries	$559,311
Common stock	49
Accumulated deficit	(558,171)
Total equity	$1,189

Nine Months
Ended
September 30, 2023
(Unaudited)
Equity‑based compensation expense	22,644
Interest income	551
Net loss	$(22,093)

Common Stock Buyback Program

Our Board of Directors has approved purchases of shares of our common stock under a buyback program (the “Buyback Program”). There were no purchases of shares of our common stock in the three or nine months ended September 30, 2023 and 2022. As of September 30, 2023, there was a total of $30.4 million available under the Buyback Program that is authorized to continue through December 31, 2024.

Dividends on Common Stock and Return of Capital Program

On November 1, 2023, our Board of Directors approved the payment of our quarterly dividend of $0.955 per common share. This estimated $45.1 million dividend payment is expected to be made on December 8, 2023.

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

Any future acquisitions or other significant unplanned costs or cash requirements in excess of amounts we currently hold may require that we raise additional funds through the issuance of debt or equity. Such financing may not be available on terms acceptable to our stockholders, or us or at all. Insufficient funds may require us to delay or scale back the number of buildings and markets that we add to our network, reduce our planned increase in our sales and marketing efforts, or require us to otherwise alter our business plan or take other actions that could have a material adverse effect on our business, results of operations and financial condition. If issuing equity securities raises additional funds, substantial dilution to existing stockholders may result.

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

Impact of COVID-19 on Our Liquidity and Operating Performance

As of September 30, 2023, we had cash, cash equivalents and restricted cash ($56.4 million) totaling $166.1 million. The COVID-19 pandemic and its lingering effects has not affected our credit rating to date, nor do we believe that it has materially changed our cost of capital. We believe we are able to timely service our debt obligations and will not require any concessions to do so. We believe we will have access to additional capital from a variety of sources and the public capital markets for debt and equity.

Beginning with and throughout the COVID-19 pandemic, we witnessed a deteriorating real estate market in and around the buildings we service in central business districts in North America. Because of the rising vacancy levels and falling lease initiations or renewals, we experienced a slowdown in new sales to our corporate customers, which negatively affected our legacy corporate revenue results. As the option to fully or partially work from home becomes permanently established at many companies, our corporate customers are integrating some of the new applications that became part of the remote work environment, which benefits our corporate business as these customers upgrade their Internet access infrastructure to higher capacity connections. Further, if and when companies eventually return to the buildings in which we operate, we believe it will present an opportunity for increased sales. While we are seeing a return to pre-pandemic leasing activity and a return to in-office work in a number of regions, the exact timing and path of these positive trends remains uncertain, and as the after effects of the COVID-19 pandemic linger, we may continue to see increased corporate customer turnover, fewer upgrades of existing corporate customer configurations and fewer new tenant opportunities, which would negatively affect our corporate revenue growth.

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

Critical Accounting Estimates

Management believes that as of September 30, 2023, there have been no material changes to our critical accounting policies and significant estimates from those listed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2022, except as noted below.

Acquisition of Sprint Business

In connection with our acquisition of the Sprint Business we made the following significant changes to our critical accounting policies and significant estimates.

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

ITEM 3.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management believes that as of September 30, 2023, there have been no material changes to our exposures to market risk from those disclosed in Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of our annual report on Form 10-K for the year ended December 31, 2022, except as disclosed below under Item 1A “Risk Factors”.

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

SOX Exemption

In accordance with guidance issued by the Securities and Exchange Commission, registrants are permitted to exclude acquired businesses from management’s report on internal control over financial reporting for a period not to extend beyond one year from the date of acquisition or beyond more than one annual management report on internal control over financial reporting. The Company is in the process of assessing and integrating the internal control, compliance and operations over financial reporting of the Sprint Business. Given the significance of the Transaction and complexity of its systems and business processes, we intend to exclude the acquired business from our assessment and report on internal control over financial reporting for the year ending December 31, 2023.

PART II OTHER INFORMATION

ITEM 1.              LEGAL PROCEEDINGS

We are involved in legal proceedings in the ordinary course of our business that we do not expect to have a material impact on our operations or results of operations. Note 4 of our interim condensed consolidated financial statements includes information on these proceedings.

ITEM 1A.            RISK FACTORS

We may not realize the anticipated benefits of the acquisition of Sprint Communications, and the integration of the Sprint Business may disrupt our business and management.

The success of our acquisition of the Sprint Business of Sprint Communications, including the realization of anticipated benefits and cost savings, will depend, in part, on our ability to successfully combine our business and the Sprint Business. The integration may be more difficult, costly or time consuming than expected. The integration process involves numerous risks. These risks include:

●	inability to achieve the financial and strategic goals for the Sprint Business and the combined businesses;
●	inability to achieve the projected cost savings for the Sprint Business and the combined businesses and the resulting impact on profitability;
●	difficulty in, and the cost of, effectively integrating the operations, technologies, products or services, and personnel of the Sprint Business;
●	entry into markets in which we have minimal prior experience and where competitors in such markets have stronger market positions;
●	disruption of our ongoing business and distraction of our management and other employees from other opportunities and challenges;
●	inability to retain key personnel of the Sprint Business;
●	inability to retain key customers, vendors and other business partners of the Sprint Business or to migrate customers from legacy services;
●	any non-occurrence of anticipated tax benefits or potential for adverse tax consequences;
●	the effects of complex accounting requirements on our reported results;
●	incurring acquisition-related costs or amortization costs for acquired intangible assets that could impact our operating results;
●	elevated delinquency or bad debt write-offs related to receivables of the Sprint Business we assume;
●	difficulty in maintaining internal controls, procedures and policies during the transition and integration;
●	impairment of our relationships with employees, customers, partners, distributors or third-party providers of our technologies, products or services;
●	failure of our due diligence processes to identify significant problems, liabilities or other challenges of the Sprint Business or technology;

●

exposure to litigation or other claims in connection with, or inheritance of claims or litigation risk as a result of, the Transaction, such as claims from terminated employees, customers, or other third parties;

●	inability to conclude that our internal control over financial reporting is effective;
●	delay in customer purchasing decisions due to uncertainty about the direction of our product and service offerings;
●	Transition Services costs for longer than anticipated;
●	increased accounts receivables collection times and working capital requirements associated with business models of the Sprint Business; and
●	incompatibility of business cultures.

If we experience difficulties during the integration process and are unable to integrate the Sprint Business successfully or in a timely manner, we may not realize the benefits of the Transaction to the extent anticipated. These integration matters could have an adverse effect on us during the transition period and on the combined company for an undetermined period after completion of the Transaction.

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

Management believes that as of September 30, 2023, except as set forth herein there have been no material changes to our risk factors from those disclosed in Item 1A “Risk Factors,” of our annual report on Form 10-K for the year ended December 31, 2022, except as disclosed in Item 1A - Risk Factors.

ITEM 2.              UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Board of Directors has authorized a plan to permit the repurchase of our common stock in negotiated and open market transactions through December 31, 2024. We may purchase shares from time to time depending on market, economic, and other factors. There were no purchases of shares of our common stock during the third quarter of 2023.

ITEM 5.              OTHER INFORMATION

During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6.              EXHIBITS.

(a)	Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer (furnished herewith)
32.2	Certification of Chief Financial Officer (furnished herewith)
101.1

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Comprehensive Income (Loss), (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (filed herewith).

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the iXBRL document).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2023	COGENT COMMUNICATIONS HOLDINGS, INC.

	By:	/s/ David Schaeffer
		Name:	David Schaeffer
		Title:	Chief Executive Officer

Date: November 9, 2023	By:	/s/ Thaddeus G. Weed
		Name:	Thaddeus G. Weed
		Title:	Chief Financial Officer and Treasurer