Form 10-K
period 2023-12-31
COGENT COMMUNICATIONS HOLDINGS, INC.
filed 2024-02-29
CIK 1158324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing price of $67.29 per share on June 30, 2023 as reported by the NASDAQ Global Select Market was approximately $2.9 billion.

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of January 31, 2024 was 47,425,367

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement on Schedule 14A for the registrant’s 2024 annual stockholders meeting are incorporated by reference in Part III of this Form 10-K.

COGENT COMMUNICATIONS HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2023

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

PART I

ITEM 1. BUSINESS

We are a facilities-based provider of low-cost, high-speed Internet access, private network services, and data center colocation space and power. Our network is specifically designed and optimized to transmit packet routed data. We deliver our services on our network to businesses, large and small, communications service providers and other bandwidth-intensive organizations in 54 countries across North America, Europe, Asia, South America, Oceania and Africa. We are a Delaware corporation, and we are headquartered in Washington, DC.

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

We provide our on-net Internet access, private network services and MPLS services to our corporate, net-centric and enterprise customers. Our corporate customers are located in multi-tenant office buildings (“MTOBs”), which typically include law firms, financial services firms, advertising and marketing firms, as well as health care providers, educational institutions and other professional services businesses. Our net-centric customers include bandwidth-intensive users that leverage our network either to deliver content to end users or to provide access to residential or commercial internet users. Content delivery customers include over the top (“OTT”) media service providers, content delivery networks, web hosting companies, and commercial content and application software providers. Our net-centric customers include 7,988 access networks comprised of other Internet service providers (“ISPs”), telephone companies, mobile phone operators and cable television companies that collectively provide internet access to a substantial number of broadband subscribers and mobile phone subscribers across the world. These net-centric customers generally receive our services in carrier neutral colocation facilities and in our data centers. We expanded selling our services to enterprise customers in connection with our acquisition of the Sprint Business (as defined below). We define “enterprise” customers as large corporations (typically, Fortune 500 companies or companies with greater than $5 billion in annual revenue) running Wide Area Networks (“WANs”) with several dozen to several hundred sites. Our enterprise customers generally purchase our services on a price per location basis. We operate data centers throughout North America and Europe that allow our customers to collocate their equipment and access our network.

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

Wavelength and Optical Transport Services

In connection with our acquisition of the Sprint Business (as defined below), we expanded our offerings to include optical wavelength services and optical transport services over our fiber network. We are selling these wavelength services to our existing customers, customers of the Sprint Business and to new customers who require dedicated optical transport connectivity without the capital and ongoing expenses associated with owning and operating network infrastructure. We are increasing the number of locations where we can sell wavelength services to meet customer demand.

We also provide certain non-core services because of certain acquisitions, including our acquisition of the Sprint Business. We continue to support but do not actively sell these non-core services. We expect that our revenues from non-core services will decline.

Acquisition of the Sprint Business

On May 1, 2023 (the “Closing Date”), Cogent Infrastructure, Inc., a Delaware corporation and our direct wholly owned subsidiary (“Cogent Infrastructure”), closed on its acquisition of the U.S. long-haul fiber network (including the non-U.S. extensions thereof) of Sprint Communications and its Subsidiaries (the “Sprint Business”) in accordance with the terms and conditions of the Membership Interest Purchase Agreement (the “Purchase Agreement”), dated September 6, 2022, by and among us, Sprint Communications LLC, a Kansas limited liability company (“Sprint Communications”) and an indirect wholly owned subsidiary of T-Mobile US, Inc., a Delaware corporation (“T-Mobile”), and Sprint LLC, a Delaware limited liability company and an indirect wholly owned subsidiary of T-Mobile (the “Seller”). On the Closing Date, we purchased from the Seller all of the issued and outstanding membership interests (the “Purchased Interests”) of Wireline Network Holdings LLC, a Delaware limited liability company that, following an internal restructuring and divisive merger, holds Sprint Communications’ assets and liabilities relating to the Sprint Business (such transactions contemplated by the Purchase Agreement, collectively, the “Transaction”).

Corporate Structure after the Closing Date

The Company operates through its two direct, wholly owned subsidiaries, Cogent Infrastructure and Cogent Communications Group, Inc. (“Cogent Group”).

Cogent Infrastructure holds the Sprint Business operations. Following the Closing Date, Cogent Infrastructure, through its subsidiaries, owned, among other things, the Sprint Network (as defined below), consisting of approximately 20,000 fiber miles of fiber optic cable in the continental United States, a portfolio of owned properties totaling approximately 1.9 million square feet. Sprint operating subsidiaries in over 30 countries worldwide, approximately 1,300 Sprint customers, both enterprise and wholesale, vendor and supply agreements and over 9.7 million IPv4 addresses.

Cogent Group is the parent of Cogent Communications, Inc., which was our sole operating company prior to the Closing Date, and Cogent Group is the issuer of our $500.0 million of 3.50% senior secured notes due in May 2026 (“2026 Notes”) and our $450.0 million of 7.00% senior unsecured notes due in June 2027 (“2027 Notes”). Cogent Group owns, among other things, our IRU network, Cogent data centers, Cogent operating subsidiaries in 54 countries worldwide, our corporate and net-centric customer base and over 28 million IPv4 addresses. Cogent Group also receives payments due from T-Mobile for IP transit services in connection with the Transaction.

We have moved and may continue to move, to the extent permitted by and in compliance with the indentures governing our 2026 Notes and 2027 Notes, certain assets and obligations between the companies owned by Cogent Infrastructure and Cogent Group to better align these assets and obligations with our business and operations and for general corporate purposes.

Competitive Advantages

We believe we address many of the data communications needs of businesses, large and small, communications service providers and other bandwidth-intensive organizations by offering them high-quality, high-speed Internet access and private network services at attractive prices. With our acquisition of the Sprint Business, we began offering services to larger enterprise customers. We believe that our organization has the following competitive advantages:

Low Cost of Operation: We believe that the wireline telecom industry is undergoing, and will continue to face, significant price deflation for its applications and services. This price deflation is a result of a variety of factors including increased competition, enhanced substitutability of certain products and services and the continued impact of Moore’s Law, which has driven down the cost of technology, particularly for fiber optic Wavelength Division Multiplexing equipment and optically interfaced routers. Faced with the backdrop of continued price deflation in our industry, we have made a series of discreet choices around our network design, operating strategy and product offerings that are consistent with our objective of becoming the low-cost operator in our industry. Since our initiation of operations, this strategy has resulted in a rapid decline in our cost to transmit bits, which has increased our margins and decreased our capital intensity as measured by our capital expenditures per total revenues. Important components of our low cost operating strategy include:

One Network Protocol. Upon our founding, we selected to operate our network solely using Ethernet protocol. We made this selection in order to take advantage of the significantly greater installed base and lower cost of Ethernet network equipment versus other protocols, the substantially lower costs associated with operating and maintaining one network protocol and the continued benefits of the rapid price performance ratio improvements of Ethernet-related equipment. Our single network protocol allows us to avoid many of the costs that our competitors who operate circuit-switched, time-division multiplexing (“TDM”) and hybrid fiber coaxial networks incur related to provisioning, monitoring and maintaining multiple transport protocols. Selecting one operating protocol has also had positive effects in terms of our operating overhead and the simplicity of our organization. We believe the vast majority of our competition currently operates their networks with multiple protocols, and we believe that attempts to upgrade their networks to one protocol would be operationally challenging and costly.

Our Network. We have acquired a large portfolio of dark fiber leases from over 325 dark fiber vendors from around the world sourced from the excess inventory of existing networks. The nature of this portfolio and the individual leases provide us long-term access to dark fiber at attractive rates and, in many cases, the opportunity to extend these leases for multiple terms. On average, a modest number of our dark fiber leases come up for renewal each year. In addition, with our acquisition of the Sprint Business, we now own a nationwide domestic fiber network (the “Sprint Network”). Acquiring the Sprint Network allows us to capitalize on the benefits of owning network without significant upfront capital investment. The Sprint Network is mostly complementary to our existing leased dark fiber network, offers unique geographic routes and will allow us to reduce our reliance on leased dark fiber. This strategic combination of owned and leased dark fiber will help to ensure a robust and reliable network and enables us to connect via dark fiber to virtually any geographic route or facility we require on a long-term, cost-effective basis.

Narrow and Focused Product Set. Since our founding, we have strategically focused on delivering a very narrow product set to our customers. The vast majority of our revenue is driven by or related to our high-capacity, bi-directional, symmetric internet access services which can be accessed on-net in MTOBs and carrier neutral data centers (“CNDCs”) or off-net through other carriers’ “last mile” connections to customer facilities. The addition of optical wave and optical transport services and our decision to continue to support MPLS VPN services for our acquired customers are consistent with this strategy. There are significant cost advantages as a result of this narrow product set. We believe that the relative size of our salesforce training, support and overhead is lower than comparable telecom providers that tend to offer a broader, one-stop shop product set to their client base.

Scalable Network Equipment and Hub Configurations. Due to our single network protocol and narrow product set, our transmission and network operations rely mainly on two sets of equipment for operation. The addition of optical waves and optical transport services to our product set has not altered this configuration. In order to further scale our operating leverage, we have systematically reused older equipment in less dense portions of our network. Due to interoperability between the generations of products, we are able to transfer older equipment from our core, high-traffic areas to less congested portions of our network. The result of this dynamic grooming process is that we are able to utilize our equipment for materially longer periods than the expected life of this equipment, thereby reducing our capital investment in our network. We design and build all of our network hubs, points of presence (“PoP”s), and data centers to the same standards and configurations. This replication strategy provides us scale benefits in equipment purchases, training, and maintenance.

Greater Control and Superior Delivery. Our on-net service does not rely on circuits that must be provisioned by a third-party carrier. In our on-net MTOBs, we provide our customers the entire network, including the “last mile” and the in-building wiring connecting to our customer’s suite. In the CNDCs, we are collocated with our customers. As a result, only a cross-connection within the data center is required to provide our services to our customers, including our newer optical wave and optical transport offerings. The structure of our on-net service provides us with more control over our service, its quality and pricing. It also allows us to provision services more quickly and efficiently than provisioning services on a third-party carrier network. The vast majority of our on-net internet and VPN services can be installed in less than two weeks, which is materially faster than the installation times for some of our incumbent competitors.

High-Quality, Reliable Service. We are able to offer high-quality Internet service due to our network design and composition. We believe that we deliver a high level of technical performance because our network is optimized for packet routed traffic. Its design increases the speed and throughput of our network and reduces the number of data packets dropped during transmission compared to traditional circuit-switched networks. We believe that our network is more reliable and carries traffic at lower cost than networks built as overlays to traditional circuit-switched, or TDM networks.

Large Addressable Market. We have systematically evaluated and chosen our network extensions to buildings, data centers and markets based upon a rigorous set of criteria to evaluate the economic opportunity of network locations. Additional factors relevant to our pursuit of new buildings include the willingness of building owners to grant us access rights, the availability of optical fiber networks to serve those buildings, and the costs to connect buildings to our network and equipment availability. We have also begun to evaluate the sustainability of new locations by evaluating the LEED Green Rating of Buildings, the potential to source renewable energy at locations and the potential impact of climate change on a location including proximity to water and the risk of flooding. Our network is connected to 3,277 total buildings located in 228 metropolitan markets globally. These buildings include 1,862 large MTOBs (totaling over 1.0 billion square feet of office space) in major North American cities where we offer our services to a diverse set of high-quality corporate customers within close physical proximity of each other. These buildings also include 1,558 CNDCs located in 1,347 buildings in North America, Europe, Asia, South America, Oceania and Africa where our net-centric customers directly interconnect with our network. As of December 31, 2023, we also operate 68 of our own data centers (13 of which converted from facilities acquired with the Sprint Business) across the United States and in Europe, which comprise over 1.3 million square feet of floor space, offer 125 MW of power, and are directly connected to our network. We believe that these network points of presence strategically position our network to attract high levels of Internet traffic and maximize our revenue opportunities and profitability.

Balanced, High-Traffic Network. Since its inception, our network has grown significantly in terms of its geographic reach, customer connections, and traffic. We currently serve 7,988 access networks as well as numerous large and small content providers, 54,493 corporate customer connections and 20,740 enterprise customer connections. Because of these growing bases of customers who distribute (content providers) and receive (access networks) content on our network, we believe that the majority of all the traffic remains “on-net” by both originating and terminating on our network. This control of traffic is an important differentiator as it increases our service reliability and speed of traffic delivery. The increasing share of traffic delivered from content providers to access networks also enhances our margins as we are compensated by both the originating customer and terminating customer. The breadth of our network, extensive size of our customer base, and the volume of our traffic enables us to be one of a handful of Tier 1 networks that are interconnected on a settlement-free basis. This Tier 1 network peering status broadens our geographic delivery capability and materially reduces our network costs.

Proven and Experienced Management Team. Our senior management team is composed of seasoned executives with extensive expertise in the telecommunications industry as well as knowledge of the markets in which we operate. The members of our senior management team have an average of over 20 years of experience in the telecommunications industry and many have been working together at the Company for several years. Several members of the senior management team have been working together at the Company since 2000. Our senior management team has designed and built our network and, during our formative years, led the integration of network assets we acquired through the 13 significant acquisitions prior to our acquisition of the Sprint Business and managed the expansion and growth of our business. We anticipate that our management team will successfully manage the integration of the Sprint Business into our current operations.

Our Strategy

We intend to remain a leading provider of high-quality, high-speed Internet access and private network services and to continue to improve our profitability and cash flow. The principal elements of our strategy include:

Grow our Corporate Customer Base. Our on-net corporate customers are typically small to medium-sized businesses connected to our network through MTOBs or connected to our network through one of our on-net CNDCs. We generally sell two types of services to our corporate customers: dedicated internet access and private network services. We typically sell dedicated internet access at the same price per connection as our competitors, but our customers benefit from our significantly faster speeds and rapid installation times. These customers are increasingly integrating off-site data centers and cloud services into their IT infrastructure in order to take advantage of the safety, security and redundancy that is offered by locating company processing power, storage and software at a data center. An important part of this new infrastructure is a high-speed, dedicated internet connection from the corporate premises to the data center and the Internet and from one corporate premises to other corporate premises. We believe that the importance of data centers will increasingly lead tenants to reconfigure their communications infrastructure to include dedicated internet access across their locations.

Expand our Business with Enterprise Customers. With our acquisition of the Sprint Business, we acquired a number of larger enterprise customers. While we are in the process of terminating certain non-core services to these customers at the end of their current term, we have continued to provide our core services to enterprise customers and elected to provide MPLS services, a new service for the Company, as well. We have not previously focused our sales efforts on larger enterprise customers. Since the acquisition of the Sprint Business, we have formed dedicated sales teams who are tasked with preserving existing business with and seeking new sales from enterprise customers.

Increase our Share of the Net-Centric Market. We are currently one of the leading providers of high-speed internet access to a variety of content providers and access networks across the world. We intend to further load our high-capacity network as a result of the growing demand for high-speed internet access generated by these types of bandwidth-intensive applications such as OTT media services, online gaming, video, Internet of Things, voice over IP, remote data storage, and other services. We expect that we will continue to grow our shares of these segments by offering our customers a series of attractive features including:

●	Geographic breadth – We have the broadest CNDC footprint in the industry and currently offer network services in 54 countries – as net-centric customers seek a more international audience, this footprint is a significant advantage;
●	High capacity and reliability – We offer 100 Mbps to 100 Gbps ports in all of the CNDCs and 400 Gbps in selected locations on our network, which differentiates the capacity choices we provide our net-centric clients;
●	Balanced customer base – Our leading share of content providers and access networks increases the amount of traffic that originates and terminates on our network, thereby reducing latency and enhancing reliability;
●	Large and dedicated salesforce – Our team of net-centric sales professionals is one of the largest salesforces in this industry segment and enables us to better serve this customer segment while also identifying new sales opportunities and gaining new business and customers; and

●	Wave and optical transport services – We began offering wave and optical transport services to our net-centric customers who require these high bandwidth services

Pursue On-net Customer Growth. Our high-capacity network provides us with the ability to add a significant number of customers to our network with minimal direct incremental costs. We intend to increase usage of our network and operational infrastructure by adding customers in our existing on-net buildings, as well as developing additional markets and connecting more MTOBs and CNDCs to our network. We are also upgrading our network and operational infrastructure to provide wave and optical transport services in more of our on-net buildings. We emphasize our on-net services because they generate greater profit margins and we have more control over service levels, quality and pricing, and our on-net services are provisioned in considerably less time than our off-net services. Our fiber network connects directly to our on-net customers’ premises, and we pay no local access (“last mile”) charges to other carriers to provide our on-net services.

Continue to Improve our Sales Efforts and Productivity. A critical factor in our success has been our investment and focus on our sales and marketing efforts. We seek to maintain a consistent level of sales productivity as measured by the number of connections sold per salesperson per month, taking into account adjustments to the changing mix of products sold and installed. In order to gain market share in our targeted businesses, we expect to continue our sales efforts including introducing strategies and tools to optimize and improve our sales productivity. We also intend to leverage the skills and relationships of our sales force to sell new service offerings, in particular, optical wavelength and optical transport services. We have developed several training programs that are directed toward increasing our sales representative tenure and increasing our sales representative productivity. In addition, we have required all of our employees to work in the office on a full-time basis, thereby providing additional opportunities for management coaching and oversight in order to increase productivity.

Expand our Off-net Corporate and Enterprise Internet Access and VPN Business. We have agreements with over 620 national and international carriers providing us last mile network access to over 6 million commercial buildings that are lit by fiber optic cable in the 54 countries we serve and that are not currently served by our network. We believe these agreements broaden our addressable market for corporate dedicated internet access and private network services and enhances our competitive position through the ability to provide enterprise-wide connectivity for corporate customers. In order to take advantage of this large set of commercial buildings, we have developed an automated process to enable our salesforce to identify opportunities in the off-net market for dedicated internet access and private network services and to quickly offer pricing proposals to potential customers. We continue to negotiate reduced pricing under our numerous carrier agreements that enable us to reduce our cost of off-net services, which enhances our competitive position in the marketplace.

Expand our Product Offerings to Include Wavelength and Optical Transport Services. In connection with our acquisition of the Sprint Business, we expanded our offerings of optical wavelength and optical transport services over our fiber network. We are selling these services to our existing customers, customers acquired with the Sprint Business and to new customers who require dedicated optical transport connectivity without the capital and ongoing expenses associated with owning and operating network infrastructure. We currently offer wavelength services in 401 CNDCs and intend to offer this service in approximately 800 CNDCs in the United States and Mexico by the end of 2024. We believe our wavelength service has the advantages of unique routes, ubiquitous service locations, faster provisioning times and lower prices.

Expand our Data Center Footprint. We currently operate 68 of our own data centers across the United States and Europe. As part of our acquisition of the Sprint Business, we acquired multiple Sprint facilities that previously housed Sprint equipment. We evaluated the suitability of these facilities for conversion to commercial data center space and began repurposing suitable facilities. Repurposing these facilities included removing unused, obsolete equipment and racks, and upgrading or installing new HVAC systems, uninterruptable power supplies (“UPS”), backup generators and fire suppression systems as well as other structural changes. By the end of 2023, we had converted 13 former Sprint facilities and are in the process of converting approximately 30 additional facilities. If and when these facilities are all suitable for data center customers, we will have added 1.31 million square foot of floor space and approximately 113 MW of available power to our data center portfolio.

Increase our Leasing of IPv4 Address Space. We lease IPv4 address space to our customers, both on a standalone basis and as a complement to a customer’s internet access services with us. We provide a small number of free IPv4 addresses to our dedicated internet access customer as well. We currently own approximately 38 million IPv4 addresses, of which 9.9 million were recently acquired at the closing of the Sprint Business acquisition. We currently lease nearly 11.1 million of our IPv4 addresses to our customers on contracts with service terms ranging from 1 month to 5 years. We intend to continue to lease IPv4 addresses to our customers as well as explore alternatives for monetizing our IPv4 address inventory.

Our Network

Our network is comprised of in-building riser facilities, metropolitan optical networks, metropolitan traffic aggregation points and inter-city transport facilities. We believe that we deliver a high level of technical performance because our network is optimized for packet routed traffic. We believe that our network is more reliable and carries packet routed traffic at lower cost than networks built as overlays to traditional circuit-switched telephone networks.

Our network is comprised of 3,277 buildings which are on-net, and we serve 228 metropolitan markets in North America, Europe, Asia, South America, Oceania and Africa. Important strategic components of our network include:

●	1,862 MTOBs strategically located in commercial business districts;
●	1,558 CNDCs located in 1,347 buildings offering our customers the largest portfolio of CNDCs of any carrier;
●	68 Cogent Data Centers;
●	1,251 intra-city networks, or rings, consisting of 77,365 fiber miles and 24,779 fiber route miles;
●	an inter-city network of 72,552 terrestrial fiber route miles; and
●	244 high-capacity transoceanic circuits that connect the North American, European, Asian, South American, Oceanic and African portions of our network.

Our network consists of owned optical fiber in the Sprint Network and leased optical fiber on a long-term basis from carriers with large amounts of unused fiber to which we directly connect our own optical equipment and Internet routers to form our optical fiber national backbone. We have expanded our network by acquiring owned and leased fiber through key acquisitions of financially distressed companies or their assets at a significant discount to their original cost. Due to our network design and acquisition strategy, we believe we are positioned to grow our revenue and increase our profitability with incremental capital expenditures.

Inter-city Network.

Our inter-city network consists of optical fiber, including transoceanic capacity circuits for undersea portions, connecting major cities in North America, Europe, Asia, South America, Oceania and Africa. Our inter-city network is comprised of the approximately 19,000-mile inter-city portion of the Sprint Network and long-term, leased strands of optical fiber, typically two, out of the multiple fibers owned from various dark fiber vendors. We install the optical and electronic equipment necessary to amplify, regenerate, and route the optical signals along this network. We maintain, repair, upgrade and replace the Sprint Network and we pay our dark fiber vendors our annual pro rata fees for these same services, often called “operation and maintenance” for the leased optical fiber. For both the owned and leased portions of our fiber network, we provide our own equipment maintenance.

Intra-city Networks.

In each metropolitan area in which we provide our high-speed on-net Internet access services, our backbone network is connected to one or more routers that are connected to one or more of our metropolitan optical networks. Our intra-city networks are a combination of the 1,300 miles of owned Sprint Network and our rights to use optical fiber that we obtained from carriers with optical fiber networks in those cities. These metropolitan networks consist of optical fiber that runs from the central router in a market into routers located in our on-net buildings. Our metropolitan fiber runs in a ring architecture, which provides redundancy so that if the fiber is cut, data in our IP network can still be transmitted to the central router by directing traffic in the opposite direction around the ring. The router in the building provides the connection to each of our on-net customers.

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

Multi-Tenant Office Buildings. We have network access to a portfolio of 1,862 MTOBs which provide us access to a highly attractive base of bandwidth intensive tenants. In MTOBs where we provide service to multiple tenants, we connect our routers to a cable typically containing 12 to 288 optical fiber strands that run from our equipment that is generally located in the basement of the building through the building riser to the customer location. Our service is initiated by connecting a fiber optic cable from our customer’s local area network in their suite to the infrastructure in the building riser giving our customer dedicated and secure access to our network using an Ethernet connection. We believe that Ethernet is the lowest cost network connection technology and is almost universally used for the local area networks that businesses operate.

Carrier Neutral Data Centers. Our network is collocated in and can provide connectivity to customers in 1,558 CNDCs located in 1,347 buildings across our footprint. CNDCs are an integral component of the Internet infrastructure where content providers, application service providers, carriers and corporate customers locate their server and service infrastructure. CNDCs offer highly reliable, secure, cost effective and convenient space for these operators to access important services including connectivity, power, rack space and security all on a 24-hour basis in order to support their Internet activities, and after our acquisition of the Sprint Business, wavelength services. We believe we are connected to more CNDCs than any other IP transit provider, enabling us to offer greater coverage, more network configuration choices and increased reliability for our net-centric customers. We operate an intra-city fiber network to CNDCs optimized for IP services and optical wavelength services in the US and Mexico.

Cogent Data Centers. We operate 68 data centers across the United States and in Europe. These facilities comprise over 1.3 million square feet of floor space with 125 MW of available power and are directly connected to our network. Each location is equipped with secure access, UPS, and backup generators. Our customers typically purchase bandwidth, rack space, and power within these facilities.

Internetworking. The Internet is an aggregation of interconnected networks. Larger ISPs exchange traffic and interconnect their networks by means of direct private connections referred to as private peering. We interconnect with the networks of our customers, which represents the majority of our interconnections and network traffic, through the sale of our transit services. We currently interconnect with 7,988 networks that pay us to exchange traffic as our customers. We supplement our customer network interconnections with settlement-free peering to our non-customer tier one global ISPs. We have settlement-free private peering interconnections between our network and 23 other major ISPs who are not our customers.

Tier 1 ISP Status. We directly connect with 7,988 total networks. As a result of the size and breadth of our customer base and the extensive footprint and scale of our network, we are a Tier 1 ISP. We currently exchange traffic with 23 other Tier 1 ISPs on a settlement free basis. The remaining networks are customers whom we charge for Internet access. We believe our standing as a Tier 1 ISP provides us with a reputation for size, breadth and reliability. These relationships also reduce our cost of operating the network versus non-Tier 1 ISP peer networks who must compensate other networks in order to deliver a significant portion of their traffic.

Peering agreements between ISPs enable them to exchange traffic.Without settlement-free peering agreements, each ISP backbone would have to buy Internet access from every other ISP backbone in order for its customer’s traffic to reach and be received from customers of other ISP backbones. We are considered a Tier 1 ISP with a large customer base, and, as a result, we have settlement-free peering arrangements with other providers with which we wish to peer. We do not purchase transit services or paid peering to reach any portion of the Internet. This allows us to exchange traffic with those ISPs without payment by either party. In such arrangements, each party exchanging traffic bears its own cost of delivering traffic to the point at which it is handed off to the other party. We do not treat our settlement-free peering arrangements as generating revenue or expense related to the traffic exchanged. We do not sell or purchase paid peering on our transit network.

Network Management and Customer Care. Following our acquisition of the Sprint Business, our primary network operations centers are located in Washington, D.C., Herndon, Virginia, Overland Park, Kansas and Madrid, Spain. These facilities provide continuous operational support for our network. Our network operations centers are designed to immediately respond to any problems in our network. Our customer care call centers are located in Washington, D.C., Herndon, Virginia, Atlanta, Georgia, and Madrid, Spain. To ensure the quick replacement of faulty equipment in the intra-city and long-haul networks, we have deployed field engineers across North America and Europe. In addition, we have maintenance contracts with third-party vendors that specialize in maintaining optical and routed networks.

Field Services. Our field services organization includes over 400 employees globally. The department facilitates the deployment, maintenance, and support of products or services in our data centers, network PoPs, CNDCs and MTOBs. This department is responsible for on-site activities, ranging from initial installations and configurations to troubleshooting, repairs, and upgrades. Field Services is also responsible for deployment, repair and reconfiguration of the approximately 20,000 miles of fiber optic cable comprising the Sprint Network.

Our Customers

We offer our high-speed Internet access and IP transit connectivity services to three sets of customers: corporate customers, which primarily include small and medium-sized businesses located in North America, enterprise customers, and net-centric customers, which include, content providers, applications service providers and access networks, comprised of ISPs, cable operators, mobile operators and phone companies located in North America, Europe, Asia, South America, Oceania and Africa.

Our corporate customers primarily purchase dedicated internet access from us on-net in MTOBs and CNDCs or off-net through other carriers’ “last mile” connections to those customer facilities in metropolitan markets in North America. This service enables these customers to access the Internet with a high-speed, bi-directional, symmetric circuit with a very high degree of reliability and 100% access to that contractual capacity at all times. Depending upon the geographic breadth of our customers’ footprint and their communications requirements, we also sell these corporate customers private network services. Private network services provide connectivity on a point to point or point to multi-point basis. This service allows customers to connect geographically dispersed local area networks in a seamless manner. We primarily offer these corporate customers speeds ranging from 100 Mbps per second to 1 Gbps per second and in some cases up to 10 Gbps per second. The continued growth in demand for increased bandwidth has led to a rapid shift towards higher capacity circuits.

We have agreements with multiple national, international and regional carriers providing us “last mile” network access to over 6 million buildings. We believe these agreements broaden our addressable market for corporate dedicated internet access, VPN services and/or MPLS and enable us to better leverage the skills and capacity of our direct salesforce. As our sales of off-net services has increased, the pricing in our carrier agreements has commensurately decreased in light of our increased volume.

Our net-centric customers purchase IP connectivity and other services in our 1,558 CNDCs as well as our 68 data centers for a total of 1,626 data centers. We support these services in 228 metropolitan markets in 54 countries across the world. These bandwidth intensive organizations typically purchase circuits ranging from 10 Gbps up to 400 Gbps, designed to provide them high-speed, bi-directional, symmetric circuits with a high degree of reliability and 100% access to the contractual capacity at all times. In addition to contractual capacity, certain net-centric customers also purchase metered service that enables customers to pay for actual volume of bits delivered on a per bit per second basis. We also offer a burst product that allows net-centric customers to utilize capacity when they exceed their contractual capacity. The per bit charge for this burst capacity typically exceeds the rate for contractual services. Overall, we believe that, on a per megabit basis, our service offering is one of the lowest priced in the marketplace. We also offer colocation services in our data centers. This service offers Internet access combined with rack space and power in our facilities, allowing the customer to locate a server or other equipment at that location and connect to our Internet access service. We currently offer wavelength services in 401 CNDCs, and we intend to offer these services in approximately 800 CNDCs in the United States and Mexico by year-end 2024.

We began to serve enterprise customers in connection with our acquisition of the Sprint Business. We define “enterprise” customers as large corporations (typically, Fortune 500 companies or companies with greater than $5 billion in annual revenue) running WANs with several dozen to several hundred sites. Enterprise customers generally purchase dedicated internet access, MPLS and other services in on-net and off-net locations. Our enterprise customers generally purchase our services on a price per location basis.

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

Workforce.

As of December 31, 2023, we had 1,947 employees located in 25 different countries in a variety of different roles. Approximately 87% of our employees are located in the United States, Canada and Mexico, 11.2% are located in Europe and 1.6% are located in Asia and 0.2% in South America. As of December 31, 2023, 34% of our employees were quota-bearing sales representatives, 10% were in sales management or sales support roles and 56% were in operational or administrative functions. Unions represent 32 of our employees in France and 3 of our employees in Sweden. The employees of the Sprint Business that operate in Germany are governed by a works council. We believe that we have a satisfactory relationship with our employees.

Diversity and Inclusion. We strive to maintain a diverse and inclusive workforce everywhere we operate. We recruit the best people for the job without regard to gender, race, ethnicity or other protected traits, and it is our policy to comply fully with all domestic, foreign and local laws relating to discrimination in the workplace. At the direction of our Board of Directors, we mandated training for all of our employees on topics of diversity and inclusion. All employees are required to complete online training in unconscious bias, and managers are further required to complete additional training in inclusion. We intend to continually reinforce our commitment to global inclusion and diversity.

Employee Retention. We compete in an industry that is highly competitive for talent. Attracting, developing and retaining skilled people in sales, technical and other positions is crucial to executing our strategy and our ability to compete effectively. While we monitor overall employee retention, we focus in particular on sales representative retention with objective performance criteria, as our new sales and revenue growth are driven almost entirely by the sales generated by our direct sales force. As a complement to our sales representative retention metric, we also closely track the pace of hiring new sales representatives.

Our sales and marketing organization comprises 39% of our employees and our sales representatives comprise 34% of our employees. For the year ending December 31, 2023, we averaged a 5.0% monthly churn rate within our sales representatives. This churn was caused primarily by failures to meet sales performance goals as well as departures precipitated, we believe, by our decision to require all employees to adhere to a full-time, in office work environment as well as a tightening labor market creating increased competition when hiring. During the year ended December 31, 2023, we hired 478 new sales representatives and ended the year with 657 sales representatives, a net increase of 109 sales representatives from our total sales representatives at December 31, 2022. Our ability to recruit and retain all of our employees depends on a number of factors, including professional development, compensation and benefits, and employee engagement.

A total of 942 employees transitioned to the Company on the Closing Date in connection with the acquisition of the Sprint Business. From the Closing Date through December 31, 2023, we terminated 94 of these employees and 90 voluntarily resigned after a material reduction in their job duties. We paid approximately $16.2 million in severance costs, to qualifying employees, in accordance with the terms of the Purchase Agreement. We have been fully reimbursed for these severance costs by the Seller.

Professional Development. We recognize the importance of retaining our employees, and we continually strive to improve the performance of our personnel to reduce turnover. To that end, we have invested heavily in professional development as a means for improving performance.

As part of our commitment to professional development of our sales personnel, we established a sales training and enablement department that provides both online and in-person training. Our 14 regional learning managers and management development trainers are located around the world and are available for intensive, in-person group training as well as individual training with sales representatives who may need extra assistance. For the year ended December 31, 2023, our ratio of sales representatives with less than 12 months of tenure to regional learning managers was 22 to 1.

Our training group includes two additional trainers dedicated exclusively to training sales management, one trainer dedicated exclusively to our field services team, one technical trainer and one on-line curriculum trainer. Our trainers also conduct training in our offices to learn new skills and reinforce existing skills.

All sales personnel receive live, interactive training during their first month of employment, which focuses on developing both general and Cogent-specific sales skills. New sales personnel are also encouraged to, and rewarded for, completing a self-paced, online curriculum led by their manager during their first six months. Both recent and tenured sales personnel have access to online, on-demand training modules and the opportunity to obtain certification in specialized services. Our CEO addresses each new hire class in an interactive training session.

Compensation and Benefits. We are committed to rewarding, supporting, and developing our employees. To that end, we offer a comprehensive compensation program that includes market-competitive pay, stock options or restricted stock grants to all eligible employees, healthcare benefits, life insurance, a retirement savings plan, and paid time off and family leave.

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

Sales and Marketing

Direct Sales. We employ a direct sales and marketing approach. As of December 31, 2023, our sales force included 847 full-time employees. Our quota bearing sales force includes 657 employees with 374 employees focused primarily on the corporate market271 employees focused primarily on the net-centric market and 12 employees focused primarily on the enterprise market. As of December 31, 2022, our sales force included 698 full-time employees, including 548 quota bearing sales force employees with 332 employees focused primarily on the corporate market and 216 employees focused primarily on the net-centric market. Our sales personnel work through direct contact with potential customers in, or intending to locate in, our on-net buildings. Through agreements with building owners and CNDC operators, we are able to initiate and maintain personal contact with our customers by staging various promotional and social events in our MTOBs and CNDCs. Sales personnel are compensated with a base salary plus quota-based commissions and incentives. We use a customer relationship management system to efficiently track sales activity levels and sales productivity.

Indirect Sales. We also have an indirect sales program. Our indirect sales program includes several master agents with whom we have a direct relationship. Through our agreements with our master agents, we are able to sell through thousands of sub agents. All agents have access to selling to potential corporate customers and may sell all of our products. We have an indirect channel team who manages these indirect relationships. The indirect channel team is compensated with a base salary plus quota-based commissions and incentives. We use our customer relationship management system to efficiently track indirect sales activity levels and the sales productivity of our agents under our indirect sales program.

Marketing. Because of our historical focus on a direct sales force that utilizes direct contact, we have not spent funds on television, radio or print advertising. We use a limited amount of web-based advertising. Our marketing efforts are designed to drive awareness of our products and services, to identify qualified leads through various direct marketing campaigns and to provide our sales force with product brochures, collateral materials, in building marketing events and relevant sales tools to improve the overall effectiveness of our sales organization. In addition, we conduct building events and public relations efforts focused on cultivating industry analyst and media relationships with the goal of securing media coverage and public recognition of our Internet access, colocation and private network services.

Competition

We face competition from incumbent telephone and cable companies, and facilities-based network operators, many of whom are much larger than us, have significantly greater financial resources, sales and marketing capabilities, better-established brand names and large, existing installed customer bases in the markets in which we compete. With respect to our new optical wave and transport service, our competitors have offered these services for many years and have established customer bases and processes and practices. We also face competition from new entrants to the communications services market. Many of these companies offer products and services that are similar to our products and services.

For the portions of our network that are leased under indefeasible rights of use, or IRUs, from providers, some of which compete with us, we do not have title to the dark fiber. We rely on the owner of this leased fiber to maintain the fiber. We also depend on third-party providers, some of which compete with us, to provide intercity and intracity fiber as well as the lateral fiber connections required to add buildings to our network and to provide the local loop facilities for the provision of connections to our off-net customers.

We believe that competition is based on many factors, including price, transmission speed, ease of access and use, length of time to provision service, breadth of service availability, reliability of service, customer support, billing simplicity and brand recognition. While the Internet access speeds offered by traditional ISPs serving MTOBs using DSL or cable modems typically do not match our on-net offerings in terms of throughput or quality, these slower services are usually priced lower than our offerings and thus provide competitive pressure on pricing, particularly for more price-sensitive customers. These and other downward pricing pressures, particularly in CNDCs, have diminished, and may further diminish, the competitive advantages that we have enjoyed as the result of the pricing of our services. Increasingly, traditional ISPs are upgrading their services using optical fiber and cable technology so that they can match our transmission speed and quality.

The acquisition of the Sprint Network has provided additional competitive benefits. While the Sprint Network was built in the 1980s (the nation’s first transcontinental fiber network), we believe it is of high quality and superior to many newer networks. First, it has had only one owner, which ensures accurate and up-to-date records and mapping. Second, it has been well maintained by a tenured engineering and field team, many of whom transitioned with the acquisition and remain employed with the Company. Third, the fiber is buried deeper than newer networks with stronger sheathing, mitigating some of the damage caused by inadvertent cuts. Lastly, it is one consistent standard of fiber – SMF28 - which is ideal for the requirements of today’s traffic, particularly wave services, with the new optronics we are adding to the network.

Regulation

Our network services are subject to the regulatory authority of various agencies in the jurisdictions in which we operate. As a provider of only Internet access and private networks to businesses, regulation is generally not significant. This benefits us in that we have flexibility in offering our services and ease of entry into new markets. However, this level of regulation generally extends to our competitors, some of whom are incumbent telephone and cable companies with whom we need to interconnect and from whom we acquire circuits for our off-net services. The extent of regulation can change. For example, in 2017, the U.S. Federal Communications Commission (“FCC”) rescinded regulations applicable to mass market Internet access providers. In October 2023 the FCC voted to move ahead with a plan that would restore net neutrality rules and common-carrier regulation of Internet service providers. The proposal would reclassify broadband as a telecommunications service, a designation that allows the FCC to regulate ISPs under the common-carrier provisions in Title II of the Communications Act. In all jurisdictions regulations continue to evolve. We also enter into new markets with their own regulations. The regulations with which we need to comply include obtaining the proper licenses to provide our services, data privacy, and interception of communications by law enforcement, blocking of websites, net-neutrality in California and other states in the U.S. and other regulations. We believe that we comply with all regulations in the jurisdictions in which we operate.

The laws related to Internet telecommunications are unsettled and there may be new legislation and court decisions that may affect our services and expose us to burdensome requirements and liabilities.

Our fiber network and associated facilities and equipment particularly in the United States are also subject to the regulatory authority of various agencies in which the network and facilities are located. These regulations include environmental, health and safety reporting and compliance. We have established a compliance team to manage this effort.

Available Information

We maintain an Internet website at www.cogentco.com. We make available through a link on our Internet website our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. The reports are also made available through a link to the SEC’s Internet website at www.sec.gov. You can find these reports and request a copy of our Code of Conduct on our website at www.cogentco.com under the “About Cogent” tab at the “Investor Relations” link under “Reports” and under “Governance” at “Corporate Governance Documents”.

ITEM 1A. RISK FACTORS

Market Risks

The COVID-19 pandemic has had, and may continue to have, an adverse impact on our business, financial condition and results of operations.

A significant number of our corporate and enterprise customers in the United States have continued remote work policies instituted at the beginning of the COVID-19 pandemic, slowed the pace of opening new offices and closed offices due to global economic conditions. We believe the rapid spread of the Delta and Omicron variants during 2021 influenced corporate customers to delay or rescind their plans to end their remote work policies. In 2023 more corporate customers increased their in-office requirements, nevertheless, the prevalence of hybrid or fully remote work environments during the pandemic has caused some companies to transition to such environments on a permanent basis, and we do not know what impact this may have on demand for commercial office space and for our services. As a result, through much of the year ended December 31, 2023, we saw corporate customers continue to take a cautious approach to adding new services and upgrading existing services as well as reduced demand for connecting smaller satellite offices. Since the beginning of the pandemic, we have experienced a deteriorating real estate market in the buildings we serve. Vacancy rates for many of our MTOBs have risen as a result of many tenants terminating leases and exiting buildings and as a result of lower new leasing activity. The impact of this greater level of vacancy rates was more pronounced in certain cities, particularly in California and the Pacific Northwest and less impactful elsewhere.

In addition, the shift of our own employees to working remotely at certain times during the past few years has amplified certain risks to our business, including increased demand on our information technology resources and systems, increased phishing and other cybersecurity attacks and an increase in the number of points of potential attack, such as laptops and mobile devices (both of which are now being used in increased numbers), to be secured. Any failure to effectively manage these risks, including to timely identify and appropriately respond to any cyberattacks, may adversely affect our business.

We may find it difficult to retain existing employees or to hire new employees because we have required all employees to return to the office on a full-time basis and in the United States to receive the COVID-19 vaccine and boosters.

In the second half of 2021, we notified our employees worldwide that they would be required to return to the office on a full-time basis when permitted by local regulations. For employees in the United States, our return to office began in September 2021. As other countries relaxed their COVID regulations, our employees in those countries returned to the office as well. Except for a brief period at the beginning of 2022 when we temporarily shifted a portion of our workforce to remote work, we have maintained our requirement that all employees work in our offices.

In August 2021, we also notified employees in the United States that they would be required to attest that they were fully vaccinated against the COVID-19 virus unless they received a medical or religious exemption. We subsequently mandated that all U.S. employees receive a COVID-19 booster vaccine no later than six weeks after first becoming eligible for such vaccine. We required that the employees of the Sprint Business in the United States attest and provide proof that they are fully vaccinated against the COVID-19 virus unless they received a medical or religious exemption. Our employees have largely complied with our vaccine mandate in the United States.

However, we experienced an increase in employee departures, particularly within our sales department, beginning in the second half of 2021 and continuing into 2022. The departure rate returned to our long-term historical rates in 2023. We believe that the rise in departures was attributable, in part, to the unwillingness of some employees to work in a full-time, in-office environment. In the United States, we believe the rise in departures was also attributable to the unwillingness of some employees to be vaccinated. If we continue to require employees to work in the office on a full-time basis and/or to mandate COVID-19 vaccinations in the United States, we may find it difficult to retain existing employees or hire new employees. Further, a resurgence of COVID-19 due to immunity-resistant variants may cause employees to be more reluctant to continue in, or make new employees more reluctant to accept, a full-time, in-office position due to concerns about COVID-19. If this occurs, this may impact our revenue growth and profitability.

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

Many of the regions in which we operate continue to experience an increase in inflation rates. Due to the nature of our product offerings and the industry in which we operate, which is deflationary, we may be unable to raise our prices. We expect that our historical pricing patterns will continue for the foreseeable future.

These historical pricing patterns are occurring against the backdrop of a general increase in prices due to inflation. In particular, the cost of electricity has increased greatly in all countries where we purchase power. While we have negotiated contracts that cap price increases due to inflation or that have fixed the price of electricity, we have experienced and may continue to experience increases in the costs of electricity and other services that we cannot pass on to our customers or may only be able to pass on partially to our customers. If these price increases continue, this may impact our profitability.

Events beyond our control may impact our ability to provide our services to our customers or increase the costs or reduce the profitability of providing our services.

Catastrophic events, such as major natural disasters, extreme weather, fire, flooding or similar events as well as the continued threat of terrorist activity and other acts of war or hostility have had, and may continue to have, an adverse effect on our headquarters, other offices, our network, infrastructure or equipment or our customers and prospective customers, which could adversely affect our business. These events may also have an adverse impact on business, financial and general economic conditions around the world. We have certain locations through which a large amount of our Internet traffic passes. Examples are facilities in which we exchange traffic with other carriers, the facilities through which our transoceanic traffic passes, and certain of our network hub sites. We are particularly vulnerable to acts of terrorism because our largest customer concentration is located in New York, our headquarters is located in Washington, D.C., and we have significant operations in Paris, Madrid and London, cities that have historically been targets for terrorist attacks and may be vulnerable to pandemics.

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

Risks Relating to Our Acquisition of the Sprint Business

We may not realize the anticipated benefits of the acquisition of the Sprint Business, and the integration of the Sprint Business may disrupt our business and management.

The success of our acquisition of the Sprint Business, including the realization of anticipated benefits and cost savings, will depend, in part, on our ability to successfully combine our business and the Sprint Business. The integration may be more difficult, costly or time consuming than expected. The integration process involves numerous risks. These risks include:

●	inability to achieve the financial and strategic goals for the Sprint Business and the combined businesses;

●	inability to achieve the projected cost savings for the Sprint Business and the combined businesses and the resulting impact on profitability;
●	difficulty in, and the cost of, effectively integrating the operations, technologies, products or services, and personnel of the Sprint Business;
●	entry into markets in which we have minimal prior experience and where competitors in such markets have stronger market positions;
●	disruption of our ongoing business and distraction of our management and other employees from other opportunities and challenges;
●	inability to retain key personnel of the Sprint Business;
●	inability to retain key customers, vendors and other business partners of the Sprint Business or to migrate customers from legacy the Sprint Business services;
●	any non-occurrence of anticipated tax benefits or potential for adverse tax consequences;
●	the effects of complex accounting requirements on our reported results;
●	incurring acquisition-related costs or amortization costs for acquired intangible assets that could impact our operating results;
●	elevated delinquency or bad debt write-offs related to receivables of the Sprint Business;
●	difficulty in maintaining internal controls, procedures and policies during the transition and integration;
●	impairment of our relationships with employees, customers, partners, distributors or third-party providers of our technologies, products or services;
●	failure of our due diligence processes to identify significant problems, liabilities or other challenges of the Sprint Business or technology;
●	exposure to litigation or other claims in connection with, or inheritance of claims or litigation risk as a result of, the Transaction, such as claims from terminated employees, customers, or other third parties;
●	inability to conclude that our internal control over financial reporting is effective;
●	delay in customer purchasing decisions due to uncertainty about the direction of our product and service offerings;
●	Transition Services (as defined below) costs for longer than anticipated;
●	increased accounts receivables collection times and working capital requirements associated with business models of the Sprint Business; and
●	incompatibility of business cultures.

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

In order to be consistently profitable and consistently cash flow positive, we need to both retain existing customers and continue to add a large number of new customers. The precise number of additional customers required is dependent on a number of factors, including the turnover of existing customers, the pricing of our product offerings and the revenue mix among our customers. We may not succeed in adding customers if our sales and marketing efforts are unsuccessful. In addition, many of our targeted customers are businesses that are already purchasing Internet access services from one or more providers, often under a contractual commitment. It has been our experience that such targeted customers are often reluctant to switch providers due to costs and effort associated with switching providers. Further, as some of our customers grow larger, they may decide to build their own Internet backbone networks or enter into direct connection agreements with telephone and cable companies that provide Internet service to consumers. A migration of a few very large Internet users to their own networks, or to closed networks that may be offered by major telephone and cable providers of last mile broadband connections to consumers, or the loss or reduced purchases from several significant customers could impair our growth, cash flow and profitability.

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

Through much of 2021, 2022, and 2023, we saw corporate customers continue their remote work policies and take a cautious approach to new services and upgrades, as well as a reduced demand for connecting smaller satellite offices. We also witnessed a deteriorating real estate market in and around the buildings we service, with rising vacancy levels and falling lease initiations or renewals resulting in fewer sales opportunities for our salesforce. As a result, we experienced a slowdown in new sales to our corporate customers which negatively impacted our corporate revenue growth. If a significant number of our corporate customers or potential customers decide to retain remote work policies, we may experience increased customer turnover, fewer upgrades of existing customer configurations and fewer new tenant opportunities. These trends may negatively impact our revenue growth, cash flows and profitability.

Lower vacancy rates as a result of diminished lease terminations and increased leasing and subleasing activity will be a key factor in driving renewed growth in our corporate business.

During the pandemic, we saw increasing vacancy rates in many of our buildings due to higher lease terminations and lower leasing activity. Throughout the year concluding on December 31, 2023, we observed a gradual reduction in vacancy rates and an upward trend in office occupancy rates but elevated vacancy rates remain in a number of markets, predominantly in California and the Pacific Northwest. Concurrently, there were encouraging developments in our corporate business. Despite these positive indicators, the precise timing and trajectory of these trends remain uncertain. The lingering effects of the COVID-19 pandemic introduce an element of unpredictability, and we may continue to see increased corporate customer turnover, fewer upgrades of existing corporate customer configurations and fewer new tenant opportunities, which would negatively affect our corporate revenue growth.

Our business and operations are growing rapidly, and we may not be able to efficiently manage our growth.

We have grown our Company rapidly through network expansion, by obtaining new customers through our sales efforts and by our acquisition of the Sprint Business. Our expansion places significant strains on our management, operational and financial infrastructure. Our ability to manage our growth will be particularly dependent upon our ability to:

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

We may be unable to retain existing enterprise customers, maintain the level of services provided to enterprise customers or attract new enterprise customers.

In connection with the acquisition of the Sprint Business, we acquired an enterprise customer base, a type of customer that we have not traditionally served. We have established an enterprise sales team within our sales force to focus on retaining these customers and attracting new enterprise customers. Enterprise customers differ from our existing corporate and net-centric customers in that they have larger, more geographically diverse operations that require a greater percentage of off-net services from us. In addition, enterprise customers are more likely to require customized solutions and processes and to look for a single provider to meet their connectivity needs. We may encounter difficulties retaining such customers, in converting such customers from their legacy services to newer technologies or in attracting new enterprise customers. Our inability to retain or attract such customers or to convert them to our services, could impair our growth, cash flow and profitability.

Demand from certain employees to work remotely may reduce the attractiveness of our business as an employer versus some competitors who are allowing employees to work remotely.

In the fall of 2021, we began to implement an in-office work policy designed to return the vast majority of our employees to an in-office work environment. Except for a brief return to remote work at the beginning of 2022 for a portion of our workforce, we have, with the exception of a limited number of employees who become eligible for hybrid work on a quarterly basis, maintained our requirement that all employees work in our offices wherever possible. A small minority of our workforce declined to return to full-time in-office employment and left our employment. We are experiencing modest competitive challenges versus some competitors who are offering some employees a hybrid work option. Increasing demands to work in a hybrid work style may reduce our ability to attract and retain employees, in particular attracting and retaining salespeople.

We may not successfully make or integrate acquisitions or enter into strategic alliances.

As part of our growth strategy, we may pursue selected acquisitions and strategic alliances. To date, we have completed 14 significant acquisitions, including our recent acquisition of the Sprint Business. However, we are very selective with respect to such acquisitions and alliances and, prior to the acquisition of the Sprint Business, we had not undertaken either for more than 17 years. We compete with other companies for acquisition opportunities and we cannot assure you that we will be able to execute future acquisitions or strategic alliances on commercially reasonable terms, or at all. Even if we enter into these transactions, we may experience:

●	delays in realizing or a failure to realize the benefits we anticipate;
●	difficulties or higher-than-anticipated costs associated with integrating any acquired companies, products or services into our existing business;
●	attrition of key personnel from acquired businesses;
●	unexpected costs or charges; and
●	unforeseen operating difficulties that require significant financial and managerial resources that would otherwise be available for the ongoing development or expansion of our existing operations.
●	unforeseen difficulties or costs associated with the repurposing of the Sprint Network and buildings acquired with the Sprint Business.

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

Consummating these transactions could also result in the incurrence of additional debt and related interest expense, as well as unforeseen contingent liabilities, all of which could have a material adverse effect on our business, financial condition and results of operations. Because we have typically purchased financially distressed companies or their assets, and may continue to do so in the future, we have largely not had, and may not in the future have, the opportunity to perform extensive due diligence or obtain contractual protections and indemnifications that are customarily provided in acquisitions. As a result, we may face unexpected contingent liabilities arising from these acquisitions. We may also issue additional equity in connection with these transactions, which would dilute our existing shareholders.

Following an acquisition, we have experienced a decline in revenue attributable to acquired customers as these customers’ contracts have expired and they have entered into our standard customer contracts at generally lower rates or have chosen not to renew service with us. We anticipate that we would experience similar revenue declines with respect to customers we may acquire in the future.

Our data center expansions could involve significant risks to our business.

To sustain our growth in various existing and emerging markets, we may need to expand an existing data center, lease a new facility, or acquire suitable land, with or without existing structures. Undertaking such projects exposes us to numerous risks that could adversely impact our financial condition and operational results. The prevailing global supply chain challenges and inflation have further heightened these risks, introducing additional uncertainties into our business.

The selection of suitable sites is a critical factor in our expansion plans. It is possible that there may be a lack of available properties in our target markets with the required combination of high-power capacity and fiber connectivity, or the options may be limited. Anticipating ongoing challenges in power availability and grid constraints in various markets, coupled with shortages of associated equipment due to heightened demand and the finite nature of these resources, we may encounter difficulties in site selection, leading to construction delays, increased costs, lower interconnection revenue, reduced margins, and potential negative implications for customer retention over time.

Currently, we are dealing with escalating construction costs attributed to the rising expenses of labor and raw materials, logistical challenges in the supply chain, and heightened demand in our sector. Despite having invested in building up a reserve of materials to address supply chain issues and inflation, there exists the possibility that it may not be sufficient. Persistent delays, difficulties in finding replacement products, and continued high inflation could potentially affect our business and growth, significantly affecting our overall business standing. Any unforeseen disruptions to our supply chain or inflationary pressures might substantially impact the costs associated with our planned expansion projects, potentially hindering our ability to fulfill commitments to customers who have contracted for space in new data centers under construction.

Construction projects are dependent on receiving permits from public agencies and utility companies. Any delay in receiving permits could delay our construction projects and affect our growth. While we do not currently anticipate any material long-term negative impact to our business because of construction delays, these types of delays and stoppages related to receiving permits from public agencies and utility companies could worsen and have an adverse effect on our bookings, revenue or growth.

Furthermore, construction related projects require us to carefully select and rely on the experience of one or more designers, general contractors, and associated subcontractors during the design and construction process. Should a designer, general contractor, significant subcontractor or key supplier experience financial problems or other problems during the design or construction process, we could experience significant delays, increased costs to complete the project and/or other negative impacts to our expected returns.

Our commitments and disclosures regarding environmental, social, and governance (ESG) matters expose us to potential reputational and legal risks.

The perception of our ESG profile as less attractive to customers or employees may impact our brand and reputation. Our level of commitment to ESG initiatives could influence our ability to attract or retain customers and employees. The timing, scope, or nature of these initiatives, goals, or commitments, as well as any revisions, may lead to criticism. Scrutiny regarding the accuracy, adequacy, or completeness of ESG disclosures may arise. Any perceived failure to achieve our ESG-related initiatives, goals, commitments, or mandates could adversely affect our reputation and materially harm our business.

The growing emphasis on ESG matters has prompted the adoption of legal and regulatory requirements to address climate change effects and necessitate additional disclosures. If new laws or regulations surpass current requirements, we may face heightened compliance burdens and increased costs. Our selection of voluntary disclosure frameworks and standards, as well as their interpretation or application, may change and might not align with investor or stakeholder expectations. Achieving our ESG commitments is contingent on numerous external factors beyond our control, including evolving and potentially inconsistent regulatory requirements, supplier availability meeting our standards, and the recruitment, development, and retention of diverse talent.

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

By entering into what are known as settlement-free peering arrangements, providers agree to exchange traffic between their respective networks without charging each other. Our ability to avoid the higher costs of acquiring paid dedicated network capacity (transit or paid peering) and to maintain high network performance is dependent upon our ability to establish and maintain settlement-free peering relationships and to increase the capacity or to add additional locations of the interconnections provided by these relationships. The terms and conditions of our settlement-free peering relationships may also be subject to adverse changes, which we may not be able to control. If we are not able to maintain or increase our settlement-free peering relationships in all of our markets on favorable terms or to upgrade the capacity of our existing settlement-free peering relationships, customers may not upgrade their connections with us or we may not be able to provide our customers with high performance, affordable or reliable services, which could cause us to lose existing and potential customers, damage our reputation and have a material adverse effect on our business. Additionally, certain of our current customers may seek to become settlement-free peers with us.

We cannot assure you that we will be able to continue to establish and maintain relationships with other ISPs, favorably resolve disputes with such providers, or increase the capacity of our settlement-free peering interconnections with such providers.

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

Moreover, the continuous evolution of technology may empower our competitors to upgrade their existing services or introduce new, more advanced offerings that could potentially diminish our sales of VPN and colocation services. As a consequence, we may face challenges in acquiring and retaining customers.

Our business could suffer because telephone companies and cable companies may provide better delivery of certain Internet content, including content originating on their own networks, than content on the public Internet.

Broadband connections provided by cable TV, telephone, and fixed and mobile companies have become the predominant means by which consumers connect to the Internet. The providers of these broadband connections may treat Internet content or other broadband content delivered from different sources differently. The possibility of this has been characterized as an issue of “net neutrality.” As many of our customers operate websites and services that deliver content to consumers, our ability to sell our services would be negatively impacted if Internet content delivered by us was less easily received by consumers than Internet content delivered by others. The FCC had promulgated rules that would have banned practices such as blocking and throttling of Internet traffic, but those rules were rescinded by the FCC in December 2017. In October 2023 the FCC voted to move ahead with a plan that would restore net neutrality rules and common-carrier regulation of Internet service providers. The proposal would reclassify broadband as a telecommunications service, a designation that allows the FCC to regulate ISPs under the common-carrier provisions in Title II of the Communications Act. Some US states have either issued or are considering their own net neutrality rules. Also, the European Union and other countries in which we operate have issued similar net neutrality rules. We also do not know the extent to which the providers of broadband Internet access to consumers may favor certain content or providers in ways that may disadvantage us.

Operational Risks

Our network may be the target of potential cyber-attacks and other security breaches that could have significant negative consequences.

We rely on computer systems, hardware, software, technology infrastructure and online sites and networks for both internal and external operations that are critical to our business (collectively, “IT Systems”). We own and manage some of these IT Systems but also rely on third parties for a range of IT Systems and related products and services, including but not limited to cloud computing services.

Our business depends on our ability to limit and mitigate interruptions to or degradation of the security of our network. We face numerous and evolving cybersecurity risks that threaten the confidentiality, integrity and availability of our IT Systems, as well as trade secrets, intellectual property, personal information or other Company confidential information (collectively “Confidential Information”). We are considered a critical infrastructure provider and therefore may be more likely to be the target of cyber-attacks. Our IT Systems are subject and vulnerable to unauthorized access, social engineering/phishing, malware (including ransomware), malfeasance by insiders, human or technological error, and as a result of bugs, misconfigurations or exploited vulnerabilities in software or hardware, computer viruses, cyber-attacks, distributed denial of service (“DDOS”), and other cybersecurity risks.

We and our employees are the target of phishing attempts and compromised links, and our IT Systems are the target of attempts at unauthorized access, a small number of which have been successful in accessing non-critical areas of our IT Systems. Our customer-facing network firewall regularly suppresses cyber-attacks and our network routinely manages DDOS attacks. Although none of the incidents, individually or in the aggregate, have materially impacted our operations or business, we cannot guarantee material incidents will not occur in the future. An attack on or security breach of our network could result in theft Confidential Information, the interruption, degradation, or cessation of services, an inability to meet our service level commitments or our financial reporting obligations, and potentially compromise customer data stored on or transmitted over our network.

Cyber-attacks are expected to accelerate on a global basis in frequency and magnitude as threat actors are becoming increasingly sophisticated in using techniques and tools – including artificial intelligence – that circumvent security controls, evade detection and remove forensic evidence. As a result, we may be unable to detect, investigate, remediate or recover from future attacks or incidents, or avoid a material adverse impact to our IT Systems, Confidential Information or business. Moreover, as cyber warfare becomes a tool in asymmetric conflicts between the United States and other nations, we, as a US provider, may be targeted with increasing frequency. We cannot guarantee that our security measures will not be circumvented, thereby resulting in security events, network failures or interruptions that could impact our network security or availability and have a material adverse effect on our business, our ability to meet our financial reporting obligations, financial condition and operational results.

We may be required to expend significant resources to protect against such threats, and may experience a reduction in revenues, litigation (including class action lawsuits), and a diminution in goodwill, caused by a compromise of our cybersecurity. Although our customer contracts limit our liability, affected customers and third parties may seek to recover damages from us under various legal theories. We cannot guarantee that any costs and liabilities incurred in relation to an attack or incident will be covered by our existing insurance policies or that applicable insurance will be available to us in the future on economically reasonable terms or at all. In response to past attacks, we have implemented further controls and taken and planned for other preventative actions to further strengthen our systems against future attacks. However, we cannot assure you that such measures will provide absolute security, that we will be able to react in a timely manner, or that our remediation efforts following any past or future attacks will be successful. There can also be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our IT Systems and Confidential Information. Any adverse impact to the availability, integrity or confidentiality of our IT Systems or Confidential Information can result in legal claims or proceedings (such as class actions), regulatory investigations and enforcement actions, fines and penalties, negative reputational impacts that cause us to lose existing or future customers, and/or significant incident response, system restoration or remediation and future compliance costs. Any or all of the foregoing could materially adversely affect our business, operating results, and financial condition.

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

Our insurance coverage may be insufficient to fully protect against potential risks.

We maintain various insurance policies, including liability, property, and others, to safeguard our company against insurable risks. Our choice of insurance types, coverage limits, and deductibles is determined by our unique risk profile, the balance between insurance costs and perceived benefits, and prevailing industry norms. There is a possibility that any of the insurance limits we secure, whether for flood or other risks, might be insufficient. Such inadequacy could significantly and negatively affect our business, financial health, and operational outcomes.

Cogent has not signed a Legacy Registration Services Agreement with the American Registry for Internet Numbers (“ARIN”) or any other regional Internet registry (“RIR”) with respect to a substantial portion of our IPv4 addresses.

Many of the IPv4 addresses we own were originally allocated prior to the creation of ARIN and the other RIRs. As such, ARIN requires us (and any other legacy resource holder) to enter into a Legacy Registration Services Agreement to obtain access to the full range of ARIN services, including, its Resource Public Key Infrastructure (“RPKI”) and Internet Routing Registry (“IRR”). We have elected not to enter into a Legacy Registration Services Agreement with ARIN. As a result, while the IPv4 addresses appear in the ARIN database as under our ownership and control and we have access to a limited set of ARIN services, the Company cannot implement RPKI on these IPv4 addresses.

RPKI is a framework that enables network operators to secure routing infrastructure by associating IPv4 address ranges with autonomous system numbers. By doing so, RPKI greatly reduces the possibility of route hijacking and leaks when using Border Gateway Protocol (“BGP”) on the Internet. Our inability to obtain access to RPKI services and authentication may cause some customers to prefer to lease IPv4 addresses from companies that offer RPKI, leading to a loss of revenue for us. In addition, without RPKI, we are unable to monitor its network proactively with respect to these IPv4 addresses and these IPv4 addresses are at a greater risk for route hijacking. Moreover, since these IPv4 addresses do not have RPKI certification, the process for reclaiming a hijacked route is prolonged and requires the assistance of other network operators. This increased potential for route hijacking and longer recovery time may also result in some customers opting to lease IPv4 addresses from our competitors.

Network Augmentation and Maintenance Risks

Our network is comprised of a number of separate components, and we may be unable to obtain or maintain the agreements necessary to augment or maintain our network.

Our network is primarily composed of (i) leased capacity on transoceanic optical fiber; (ii) terrestrial inter-city dark optical fiber; (iii) intra-city dark optical fiber; (iv) right-of+-way agreements; and (v) the buildings that we serve and the associated optical fiber connecting those buildings. We both own and lease portions of our optical fiber and obtain access to the buildings on our network, both CNDCs and MTOBs, from a number of vendors. A number of our leases, both for fiber and building access, are up for renewal in any given year. A deterioration in our existing relationship with these operators could impact our network, harm our sales and marketing efforts and could substantially reduce our potential customer base. In addition, portions of our long-haul optical fiber and metro optical fiber are nearing the end of their original projected useful life. While we believe that this fiber will remain usable beyond the projected end date, we face the risk that portions of our network may need to be replaced in the future.

We expect to enter additional agreements with carriers and operators to obtain additional facilities, whether optical fiber, leased transoceanic capacity or buildings, for our network in order to add capacity to our network and to expand our addressable market. However, we cannot assure you that we will be able to enter into such agreements in the future, be able to do so on economically attractive terms or find an adequate substitute if we are unable to reach an agreement. Failure to acquire new facilities to augment our network could keep us from adding new markets, capacity or buildings to our network and negatively impact our growth opportunities.

Our off-net business could suffer delays and problems due to the actions of “last mile” providers on whom we are partially dependent.

Our off-net customers are connected to our network by means of fiber optic capacity that are provided as services by local telephone and cable companies and others. We may experience problems with the installation, maintenance and pricing of these lines which could adversely affect our results of operations and our plans to add additional off-net customers to our network using such services. We have historically experienced installation and maintenance delays when the network provider is devoting resources to other services, such as traditional telephony, cable TV services and private network services. We have also experienced pricing problems when a lack of alternatives allows a provider to charge high prices for capacity in a particular area or to a particular building. We attempt to reduce this problem by using many different providers so that we have alternatives for linking an off-net customer to our network. Competition among the providers tends to improve installation intervals, maintenance and pricing. Additionally, these providers are often competing with us for the same customers and have marketed their own service to our off-net customers when our initial contract with our customer nears the end of its term.

Our business could suffer from an interruption of service from our fiber providers.

The optical fiber cable owners from whom we have obtained our inter-city and intra-city dark fiber maintain that dark fiber. We are contractually obligated under the agreements with these carriers to pay maintenance fees, and if we are unable to continue to pay such fees, we would be in default under these agreements. If these carriers fail to maintain the fiber or disrupt our fiber connections due to our default or for other reasons, such as business disputes with us, bankruptcy, and governmental takings, our ability to provide service in the affected markets or parts of markets would be impaired unless we have or can obtain alternative fiber routes. Some of the companies that maintain our inter-city dark fiber and some of the companies that maintain our intra-city dark fiber are also competitors of ours in portions of our business. Consequently, they may have incentives to act in ways unfavorable to us. While we have successfully mitigated the effects of prior service interruptions and business disputes in the past, we may incur significant delays and costs in restoring service to our customers in connection with future service interruptions, and as a result we may lose customers.

With the Sprint Business acquisition, our reliance on agreements with landowners has increased.

Since the acquisition of the Sprint Business, our reliance on rights-of-way, license agreements, franchises, and authorizations from governmental bodies, railway companies, utilities, carriers, and other third parties has increased. These permissions allow us to place a portion of our network equipment on, over, or under their respective properties. However, a significant challenge is that some of these authorizations have set expiration dates within the next five to ten years, and renewing or extending them is essential. The potential adverse impact on our operations looms if any of these authorizations are canceled, terminated, or allowed to lapse, or if landowners request price increases. The uncertainty lies in our ability to successfully extend these arrangements upon expiration or establish new agreements necessary for executing our network expansion initiatives. We cannot guarantee our success in these endeavors, raising concerns about the continuity of our operations and our ability to capitalize on network expansion opportunities.

Effects of climate change may impose risk of damage to our infrastructure, and our ability to provide services.

Long-term climate change may give rise to extreme weather events, posing a direct threat to network facilities and impeding our ability to construct and maintain segments of our network. Such events could also disrupt suppliers, impacting their ability to deliver products and services essential for ensuring reliable network coverage. Any resulting disruptions have the potential to postpone our network deployment plans, interrupt customer services, escalate our operational costs, and adversely affect our overall operating results. The physical consequences of climate change, including heightened frequency and severity of storms, floods, fires, freezing conditions, and sea-level rise, could negatively impact our operations, infrastructure, and financial performance. Operational setbacks arising from these physical effects, such as damage to our network infrastructure, might lead to increased costs and revenue losses. To address these challenges, we may need to invest significantly in enhancing the climate resilience of our infrastructure and undertaking preparations, responses, and mitigation measures for the physical impacts of climate change. Despite these considerations, accurately predicting the materiality of potential losses or costs associated with these effects remains challenging.

We are responsible for maintenance and repair of our owned fiber network.

With the acquisition of the Sprint Business, our operations now include the ownership of a substantial fiber network. With this ownership, we assume the critical responsibility for the maintenance and repair of the entire fiber infrastructure. This introduces inherent risks that could impact our operational continuity. As we did not own a fiber network historically, the new responsibility necessitates an adjustment in our operational approach and poses challenges affecting the efficiency of maintenance activities. If we are unable to maintain our fiber or adequately and efficiently manage disruptions to our fiber network, our ability to provide services in the affected markets or parts of markets would be impaired unless we have or can obtain alternative fiber routes. In addition, we may incur unexpected and significant costs, delays or other difficulties in maintaining or repairing our fiber infrastructure, resulting in increased disruption in services to our customers. We may, as a result, lose revenue or customers.

Substantially all of our network infrastructure equipment is manufactured or provided by a limited number of network infrastructure vendors.

We purchase our network infrastructure equipment from a small circle of vendors. Historically, we purchased from Cisco Systems, Inc. (“Cisco”) all of the routers and transmission equipment used in our network. We have added a new provider for certain types of IP transport equipment but Cisco remains our primary vendor for IP transport equipment. With the acquisition of the Sprint Business in 2023, we entered into an agreement to purchase routers and transmission from Ciena Corporation (“Ciena”). We use Ciena equipment for optical wave transport services.

If Cisco or Ciena fails to provide equipment on a timely basis or fails to meet our performance expectations, including in the event that either vendor fails to enhance, maintain, upgrade or improve the hardware or software products we purchase from them when and how we need them, we may be delayed or unable to provide services as and when requested by our customers. We also may be unable to upgrade our network and face greater difficulty maintaining and expanding our network.

Transitioning from Cisco or Ciena to another vendor for the types of equipment each provides would be disruptive because of the time and expense required to learn to install, maintain and operate the new vendor’s equipment and to operate a multi-vendor network. Any such disruption could increase our costs, decrease our operating efficiencies and have an adverse effect on our business, results of operations and financial condition.

Cisco or Ciena may also be subject to litigation with respect to the technology on which we depend, including litigation involving claims of patent infringement. Such claims have been growing rapidly in the communications industry. Regardless of the merit of these claims, they can result in the diversion of technical and management personnel or require us to obtain non-infringing technology or enter into license agreements for the technology on which we depend. There can be no assurance that such non-infringing technology or licenses will be available on acceptable terms and conditions, if at all.

International Operations Risks

Our international operations expose us to numerous risks.

We have expanded our network into 54 countries worldwide on every continent other than Antarctica. We continue to explore expansion opportunities. We have experienced difficulties, ranging from lack of dark fiber, to regulatory issues, to slower revenue growth rates from our operations in these markets. If we are not successful in developing our market presence in these regions, our operating results and revenue growth could be adversely impacted.

Our international operations involve a number of risks, including:

●	fluctuations in currency exchange rates, particularly those involving the Euro as we are required to fund certain of our cash flow requirements of our operations outside of the United States;
●	exposure to additional regulatory and legal requirements, including laws that may make it difficult or costly to enforce our contracts, import restrictions and controls, exchange controls, tariffs and other trade barriers and privacy and data protection regulations;
●	compliance with laws regarding privacy, trade restrictions, economic sanctions, and corruption and bribery, including the United States Foreign Corrupt Practices Act;
●	difficulties in staffing and managing our foreign operations;
●	changes in political and economic conditions; and
●	exposure to additional and potentially adverse tax regimes.

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

Many countries in which we operate, including the United States, are considering adopting, or have already adopted, privacy regulations, laws, rules or industry standards that that apply generally to the handling of information about individuals. The primary impact of these rules is on businesses that collect personal information about consumer users of their services. While we do not provide services to individual consumers, we receive, store, handle, transmit, use and otherwise process business information and information related to our employees, representatives of our business customers and service providers. This collection of business information and the personal information of our employees subjects us to a number of privacy regulations, including the General Data Protection Regulation (“GDPR”) in the European Union. These regulations, among other things, require us to make certain disclosures about our privacy policies, limit our ability to process, retain and transfer such information and provide employees with certain rights in relation to the information we collect about them. We also transmit data across the Internet, which data may include personal information collected by our customers. As the applicability of privacy regulations to the types of services we provide remains unsettled, we may be required to adopt additional measures in the future.

Privacy regulations, such as the General Data Protection Regulation in the European Union and the California Consumer Privacy Act in California vary in scope and in the obligations they impose on us. As new laws are implemented or existing structures are declared insufficient, we may find it difficult to comply with such regulations or find it costly to do so. Moreover, for our customers who collect personal information, increased regulation of the collection, processing and use of personal data may impact their business and their use of services in unknown ways. Any failure or perceived failure by us to comply with data privacy laws, rules, regulations, industry standards and other requirements could result in proceedings or actions against us by individuals, consumer rights groups, government agencies, or others. If any of these events were to occur, our business, results of operations, and financial condition could be materially adversely affected.

Changes in laws, rules, and enforcement could adversely affect us.

We are not subject to substantial regulation by the FCC or the state public utilities commissions in the United States. Internet service is also subject to minimal regulation in Western Europe and in Canada. Elsewhere the regulation is greater, though not as extensive as the regulation for providers of voice services. However, governmental authorities may decide to impose additional regulation and taxes upon providers of Internet access and private network services. In addition, the recent acquisition of the Sprint Business has made us subject to additional or duplicate regulatory obligations, particularly in the countries where the Sprint Business has subsidiaries and related to the Sprint Business. All of these matters could inhibit our ability to remain a low-cost carrier and could have a material adverse effect on our business, financial condition and our results of operations.

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

Changes in laws, rules and enforcement may also adversely affect our customers. For example, a possible repeal or curtailing of Section 230 of the Communications Decency Act in the United States could have an adverse impact on our customers and, consequently, on us. While our top 25 customers represented approximately 15.2% of our revenue for the year ended December 31, 2023, several large net-centric customers are or may be the subject of increased regulatory scrutiny, which may impact their businesses and, consequently, their use of our services in unknown ways.

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

Tax Risks

Governments may assert that we are liable for taxes which we have not collected from our customers or paid to our vendors, and we may have to begin collecting a multitude of taxes if Internet services become subject to taxation similar to the taxation of telephone service.

In the United States, Internet services are generally not subject to taxes. Consequently, in the United States we collect few taxes from our customers even though most telecommunications services are subject to numerous taxes. Various local jurisdictions have asserted or may assert that some of our operations or services should be subject to local taxes. If such jurisdictions assess taxes on prior years we may be subject to a liability for unpaid taxes that we may be unable to collect from our customers or former customers. If the taxation of Internet service is expanded, we will need to collect those taxes from our customers. The process of implementing a system to properly bill and collect such taxes may require significant resources. In addition, the FCC is considering changes to its Universal Services Fund that could result in its application to Internet services. This too would require that we expend resources to collect this tax. Finally, the cumulative effect of these taxes levied on Internet services could discourage potential customers from using Internet services to replace traditional telecommunication services and negatively impact our ability to grow our business.

Our private network services, such as our VPN services, are subject to taxes and fees in various jurisdictions including the Universal Service Contribution tax in the US. We believe we collect all required taxes; however, a jurisdiction may assert we have failed to collect certain taxes. The expense of paying any unpaid taxes could be substantial and we might not be able to collect such back taxes from our customers.

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

Our total indebtedness, at par, at December 31, 2023 was $1.5 billion and includes $500.0 million of our 3.50% senior secured notes due in May 2026 (“2026 Notes”) and $450.0 million of our 7.00% senior unsecured notes due in June 2027 (“2027 Notes”). Our 2026 Notes require annual interest payments of $17.5 million per year and our 2027 Notes require interest payments of $31.5 million per year, each paid semi-annually. All of our noteholders have the right to be paid the principal upon default and upon certain designated events, such as certain changes of control. Our total indebtedness at December 31, 2023 included $484.5 million of finance lease obligations for dark fiber primarily under 15 to 43 year IRUs. Our total indebtedness at December 31, 2023 excludes $398.1 million of operating lease liabilities which were required to be recorded as right-to-use assets and operating lease liabilities. The amount of our IRU finance lease obligations may be impacted due to our expansion activities, the timing of payments and fluctuations in foreign currency rates. We may not have sufficient funds to pay the interest and principal related to these obligations at the time we are obligated to do so, which could result in bankruptcy, or we may only be able to raise the necessary funds on unfavorable terms.

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

We have substantial indebtedness. Our substantial debt may have important consequences. For instance, it could:

●	make it more difficult for us to satisfy our financial obligations, including those relating to our debt;
●	require us to dedicate a substantial portion of any cash flow from operations to the payment of interest and principal due under our debt, which will reduce funds available for other business purposes, including the growth of our operations, integration of the Sprint Business, capital expenditures, dividends, purchases of our common stock and acquisitions;
●	place us at a competitive disadvantage compared with some of our competitors that may have less debt and better access to capital resources; and
●	limit our ability to obtain additional financing required to fund working capital and capital expenditures, for strategic acquisitions and for other general corporate purposes.

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

We and our subsidiaries may incur additional indebtedness, including additional secured indebtedness, in the future. The terms of our debt indentures restrict, but do not completely prohibit, us from doing so. In addition, the indentures allow us to issue additional notes and other indebtedness secured by the collateral under certain circumstances. Moreover, we are not prevented from incurring other liabilities that do not constitute indebtedness as defined in the indentures, including additional operating leases obligations and finance lease obligations in the form of IRUs. These liabilities may represent claims that are effectively prior to the claims of our note holders. If new debt or other liabilities are added to our debt levels, the related risks that we and our subsidiaries now face could intensify.

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

Our business may not generate sufficient cash flow from operations, and we may not have available to us future borrowings in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. In these circumstances, we may need to refinance all or a portion of our indebtedness on or before maturity. We may not be able to refinance any of our indebtedness on commercially reasonable terms or at all. Without this financing, we could be forced to sell assets or secure additional financing to make up for any shortfall in our payment obligations under unfavorable circumstances. However, we may not be able to secure additional financing on terms favorable to us or at all and, in addition, the terms of the indentures governing our notes limit our ability to sell assets and also restrict the use of proceeds from such a sale. We may not be able to sell assets quickly enough or for sufficient amounts to enable us to meet our obligations, including our obligations under our notes.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. We design and assess our program based on the Center for Internet Security (CIS) control objectives and benchmarks. This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the CIS objectives and benchmarks as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.

Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.

Key elements of our cybersecurity risk management program include, but are not limited to, the following:

o	cybersecurity awareness training and communications for employees;
o	a dedicated security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
o	cybersecurity controls to detect cybersecurity incidents or risks within our IT Systems ;

o	internal and external risk assessments designed to help identify material cybersecurity risks to our critical systems and information; and
o	a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See “Risk Factors – Our network may be the target of potential cyber-attacks and other security breaches that could have significant negative consequences.”

The Audit Committee of our Board of Directors is tasked with oversight of the Company network and data security efforts and is responsible for the Company’s policies and practices with respect to cybersecurity and enterprise risk management. We have a dedicated Cybersecurity Engineer in our Information Technology department who reports directly to the CIO. Our Cybersecurity Engineer is primarily responsible for continuously evaluating our security efforts and coordinating with our CIO and other management employees as necessary. The CIO meets with our Audit Committee regularly to update the Audit Committee on any new or identified cybersecurity threats, the Company’s cybersecurity efforts and plans for the upcoming quarters. Our Audit Committee also meets regularly with senior management, including our CIO, to receive updates and about the Company’s cybersecurity initiatives.

Our CEO regularly meets with our CIO to discuss, in part, any significant cybersecurity issues. In addition to the CIO, our Cybersecurity Engineer and the Information Technology team are responsible for the day to day monitoring of the cybersecurity landscape, the Company’s monitoring and response processes and training of Company employees. The Chief Legal Officer, Vice President of Network Strategy and VP of Network Engineering may also be involved, as necessary.

Our CIO’s experience includes over twenty years of experience in risk management and compliance, incident response, crisis management and security architecture and technology integration. Our Cybersecurity Engineer is a certified information systems security professional by the International Information System Security Certification Consortium, and his experience includes cybersecurity architecture, engineering and administration together with the development of cybersecurity policies, practices and training.

ITEM 2. PROPERTIES

As part of the acquisition of the Sprint Business, we acquired a portfolio of owned properties totaling approximately 1.9 million square feet. The properties are made up of technical facilities in the United States, including core switch facilities, PoP sites, regeneration and fiber pass through locations as well as warehouse buildings that support the acquired Sprint Network. The largest 45 properties, which are in the process of being evaluated and/or converted to commercial data centers, range in size from 5,000 to 110,000 square feet and total approximately 1.3 million square feet and are in the process of being evaluated and converted to commercial data centers. We also own two data centers in Paris, France and Grenoble, France.

We lease space for offices, data centers, colocation facilities, and points-of-presence. We lease a total of approximately 1.1 million square feet of space for our data centers, offices and operations centers. Certain of these leases are with entities controlled by our Chief Executive Officer.

We believe that our facilities, both owned and leased are generally in good condition. Our leased properties and the vast majority of our owned properties are generally suitable for our operations, and we are in the process of repurposing any owned properties as necessary.

Our headquarters facility consists of 43,117 square feet located in Washington, D.C. The lease for our headquarters is with an entity controlled by our Chief Executive Officer and expires in May 2025. The lease may be cancelled by us upon 60 days’ notice.

On January 6, 2023, we entered into two lease agreements (the “New Leases”), one with Thorium LLC ('Thorium") and one with Germanium LLC (“Germanium”), entities owned by our Chief Executive Officer, David Schaeffer. The first of the New Leases is with Thorium for approximately 54,803 square feet of office space, which serves as office space replacing a portion of its office space in the Northern Virginia area (“Office Lease”). The second of the New Leases is with Germanium LLC for approximately 1,587 square feet of technical space which serves as network operations space (“Network Operations Lease”). The term for each of the New Leases is five years beginning on April 1, 2023. Both of the New Leases are cancellable by us without penalty upon 60 days written notice. We took occupancy of the office space and network operations space in April 2023. We are responsible for paying our proportionate share of the building’s operating expenses that exceed a 2023 base year and we are also responsible for paying our metered utility costs and a proportionate share of the building’s other operating expenses that exceed a 2023 base year.

On July 25, 2023 we entered into a Second Amendment to the lease agreement (the “Amendment”), with Germanium which amends the Network Operations Lease to lease an additional 7,369 square feet on the first floor of the building, beginning on August 1, 2023, in connection with the planned expansion of the technical space. This includes 4,987 square feet for an auditorium suitable for training and 2,382 square feet for the data center in the building. The amended Network Operations Lease remains cancellable by us without penalty upon 60 days written notice. We are responsible for paying a proportionate share of real estate taxes and operating expenses and separately metered utilities expense.

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

As of February 1, 2024, there were 112 holders of record of shares of our common stock holding 47,425,367 shares of our common stock.

Performance Graph

Our common stock currently trades on the NASDAQ Global Select Market. The chart below compares the relative changes in the cumulative total return of our common stock for the period from December 31, 2018 to December 31, 2023, against the cumulative total return for the same period of the (1) The Standard & Poor’s 500 (S&P 500) Index and (2) the NASDAQ Telecommunications Index. The comparison below assumes $100 was invested on December 31, 2018 in our common stock, the S&P 500 Index and the NASDAQ Telecommunications Index, with dividends, if any, reinvested.

	12/18	12/19	12/20	12/21	12/22	12/23
Cogent Communications Holdings	$100.00	$151.89	$143.88	$183.76	$152.19	$214.92
S&P 500	100.00	131.49	155.68	200.37	164.08	207.21
NASDAQ Telecommunications	100.00	118.74	130.71	133.51	97.62	108.00

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Issuer Purchases of Equity Securities

Our Board of Directors authorized a plan to permit the repurchase of up to $50.0 million of our common stock in negotiated and open market transactions through December 31, 2024. As of December 31, 2023, $30.4 million remained available for such negotiated and open market transactions concerning our common stock. We may purchase shares from time to time depending on market, economic, and other factors. We did not purchase shares of our common stock during the year ended December 31, 2023.

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

Purchase Price

The Transaction closed on May 1, 2023 (the “Closing Date”). On the Closing Date, we consummated the Transaction pursuant to the terms of the Purchase Agreement, providing a purchase price of $1 payable to the Seller for the Purchased Interests, subject to customary adjustments, including working capital (the “Working Capital Adjustment”), as set forth in the Purchase Agreement. As consideration for the Purchased Interests, the Working Capital Adjustment (primarily related to acquired cash and cash equivalents of an estimated $43.4 million at the Closing Date in order to fund the international operations of the Sprint Business) was $66.1 million, of which $61.1 million was paid to the Seller on the Closing Date. During the third quarter of 2023, an additional Working Capital Adjustment of $5.0 million was accrued due to the Seller.

The Purchase Agreement also includes an estimated payment of $52.3 million as of December 31, 2023, from Seller to Buyer related to acquired short-term lease obligations (the “Short-term Lease Payment”). The Short-term Lease Payment will be paid from the Seller to the Company in four equal payments in months 55 to 58 after the Closing Date. The Short-term Lease Payment was recorded at its present value resulting in a discount of $15.6 million. The interest rate used in determining the present value was derived considering rates on similar issued debt instruments with comparable durations, amongst other market factors. The determination of the discount rate requires some judgment. The amortization of the discount resulted in interest income of $26.8 million for the year ended December 31, 2023. The Seller is disputing approximately $24.2 million of the Short-term Lease Payment amount. The Purchase Agreement also includes reimbursement from Seller to Buyer for qualifying severance expenses incurred, which were $16.2 million in 2023. A final determination of the Working Capital Adjustment and the Short-term Lease Payment is expected by the end of the first quarter of 2024.

IP Transit Services Agreement

On the Closing Date, Cogent Communications, Inc. and T-Mobile USA, Inc., a Delaware corporation and direct subsidiary of T-Mobile (“TMUSA”), entered into an agreement for IP transit services (“IP Transit Services Agreement”), pursuant to which TMUSA will pay us an aggregate of $700.0 million, consisting of (i) $350.0 million in equal monthly installments of $29.2 million per month during the first year after the Closing Date and (ii) $350.0 million in equal monthly installments of $8.3 million per month over the subsequent 42 months. We concluded that the $700.0 million cash consideration was not separately identifiable from the business combination. As a result, the IP Transit Services Agreement was recorded in connection with the Transaction. During the year ended December 31, 2023, TMUSA paid us $204.2 million under the IP Transit Agreement.

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

The Transition Services are generally intended to be provided for a period of up to two years following the Closing Date, although such period may be extended for an additional one-year term by either party upon 30 days’ prior written notice. The fees for the Transition Services are calculated using either a per service monthly fee or an hourly rate for the employees allocated to provide such services. Any third-party costs incurred in providing the Transition Services are passed on to the party receiving such services at cost for the two-year period.

Either party to the TSA may terminate the agreement (i) with respect to any individual service in full for convenience upon 30 days’ prior written notice for certain services and reduced for other services after a 90-day period. The TSA may be terminated in its entirety if the other party has failed to perform any of its material obligations and such failure is not cured within 30 days. The TSA provides for customary indemnification and limits on liability. During the year ended December 31, 2023, we were billed $284.1 million under the TSA primarily for reimbursement at cost of payment to vendors of the Sprint Business. During the year ended December 31, 2023 we paid $217.2 million to the Seller under the TSA. Amounts billed under the TSA are due 30 days from receipt of the related invoice. As of December 31, 2023, we owed $66.9 million to the Seller and the Seller owed $4.5 million to us under the TSA. The amounts due from the Seller are primarily reimbursements for severance costs related to Sprint Business employees and services provided by us for the Seller.

Other Services Provided to Seller

In addition, on the Closing Date, we entered into a commercial agreement with TMUSA (“Commercial Agreement”) for colocation and connectivity services, pursuant to which we will provide such services to TMUSA for a per service monthly fee plus certain third-party costs incurred in providing the services. During the year ended December 31, 2023 we recorded $23.9 million from TMUSA under the Commercial Agreement. As of December 31, 2023, TMUSA owed $1.6 million to us under the Commercial Agreement.

Results of Operations

Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

In this section, we discuss the results of our operations for the year ended December 31, 2023 compared to the year ended December 31, 2022. For a discussion of the year ended December 31, 2022 compared to the year ended December 31, 2021, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

	Year Ended
	December 31,		Percent
	2023	2022	Change

	(in thousands)
Service revenue	$940,922	$599,604	56.9%
On-net revenues	518,588	452,779	14.5%
Off-net revenues	393,494	146,152	169.2%
Non-core revenues	28,840	673	NM
Network operations expenses (1)	544,232	228,154	138.5%
Selling, general, and administrative expenses (2)	275,318	163,021	68.9%
Acquisition costs - Sprint Business	18,492	2,248	722.6%
Depreciation and amortization expenses	232,209	92,222	151.8%
Gain on foreign exchange - 2024 Notes	—	31,561	NM
Loss on debt extinguishment and redemption – 2024 Notes	—	11,885	NM
Change in valuation expense - interest rate swap agreement	13,439	(43,113)	NM
Interest expense	106,783	67,584	58.0%
Gain on bargain purchase – Sprint Business	1,406,435	—	NM
Interest income – IP Transit Services Agreement	26,796	—	NM
Income tax benefit (expense)	53,964	(21,230)	NM
(1)	Includes non-cash equity-based compensation expense of $1,069 and $553 for 2023 and 2022, respectively.
(2)	Includes non-cash equity-based compensation expense of $25,855 and $23,886 for 2023 and 2022, respectively.

NM - not meaningful

	Year Ended
	December 31,		Percent
	2023	2022	Change
Other Operating Data
Average Revenue Per Unit (ARPU)
ARPU—on-net	$504	$462	9.2%
ARPU—off-net	$1,301	$930	39.9%
Average price per megabit	$0.27	$0.28	(3.6)%
Customer Connections—end of period
On-net	88,733	82,620	7.4%
Off-net	36,895	13,531	172.7%
Non-core	11,975	363	NM

NM - not meaningful

Service Revenue. We continually work to grow our total service revenue by increasing the number of potential customers that we can reach on our network. We do this by investing capital to expand the geographic footprint of our network, increasing the number of buildings that we are connected to, including CNDC’s and MTOB’s, and increasing our penetration rate into our existing buildings.

These efforts broaden the global reach of our network and increase the size of our potential addressable market. We also seek to grow our service revenue by investing in our sales and marketing team. We typically sell corporate connections at similar pricing to our competitors, but our customers benefit from our significantly faster speeds, greater aggregate throughput, enhanced service level agreements and rapid installation times. In the net-centric market, we offer comparable services in terms of capacity but typically at significantly lower prices.

Our service revenue increased by 56.9% from the year ended December 31, 2022 to the year ended December 31, 2023. In connection with our acquisition of the Sprint Business, on the Closing Date, we acquired $39.4 million of monthly Sprint Business revenue. In November 2023, we fully integrated billing for the acquired Sprint Business customer contracts into our billing platform. Exchange rates positively affected our increase in service revenue by $2.1 million. All foreign currency comparisons herein reflect results for the year ended December 31, 2023 translated at the average foreign currency exchange rates for the year ended December 31, 2022. We increased our total service revenue by our acquisition of the Sprint Business, expanding our network, adding additional buildings to our network, increasing our penetration into the buildings connected to our network and gaining market share by offering our services at lower prices than our competitors.

Revenue recognition standards include guidance relating to any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, gross receipts taxes, Universal Service Fund fees and certain state regulatory fees. We record these taxes billed to our customers on a gross basis (as service revenue and network operations expense) in our consolidated statements of comprehensive income. The impact of these taxes including the Universal Service Fund resulted in an increase to our revenues of $34.8 million from the year ended December 31, 2022 to the year ended December 31, 2023.

Revenue and customer connections by customer type

In connection with our acquisition of the Sprint Business, on the Closing Date, we classified $39.4 million of monthly Sprint Business revenue as $20.0 million of enterprise revenue, $12.9 million of corporate revenue and $6.5 million of net-centric revenue.

Our corporate customers generally purchase their services on a price per connection basis. Our net-centric customers generally purchase their services on a price per megabit-metered basis. We began to serve enterprise customers in connection with our acquisition of the Sprint Business. We define “enterprise” customers as large corporations (typically, Fortune 500 companies with greater than $5 billion in annual revenue) running Wide Area Networks (“WAN”) with several dozen to several hundred sites. Our enterprise customers generally purchase our services on a price per location basis. Revenues from our corporate, net-centric customers and enterprise customers represented 47.2%, 36.5% and 16.3% of total service revenue, respectively, for the year ended December 31, 2023. Revenues from our corporate and net-centric customers represented 57.1% and 42.9% of total service revenue, respectively, for the year ended December 31, 2022. Revenues from corporate customers increased by 29.5% to $443.7 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. Revenues from our net-centric customers increased by 33.7% to $343.6 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. Revenues from our enterprise customers were $153.6 million, from May 1, 2023 (the Closing Date) to December 31, 2023. Certain of our historical corporate and net-centric customers (in total approximately 400 customers representing approximately $0.3 million in monthly recurring revenue) have been reclassified from our legacy net-centric and corporate revenue and customer connections to enterprise revenue and customer connections. Certain of the customer connections we acquired in the Sprint Business were classified as corporate and net-centric revenue and customer connections. We acquired a total of 46,743 customer connections with the Sprint Business that we classified as 17,823 corporate customer connections, 5,711 net-centric customer connections and 23,209 enterprise customer connections.

Our revenue from our corporate customers increased primarily due to an increase in our number of corporate customers and from corporate customer connections acquired with the Sprint Business. Our corporate customers take advantage of our superior speeds, greater aggregate throughput, service levels and installation times versus our competitors. The growing trend of customers installing second lines for redundancy in order to construct virtual private networks (“VPNs”) has also led to our ability to increase our corporate revenues. Beginning with and throughout the COVID-19 pandemic, we witnessed a deteriorating real estate market in and around the buildings we service in central business districts in North America. Because of the rising vacancy levels and falling lease initiations or renewals, we experienced a slowdown in new sales to our corporate customers, which negatively affected our corporate revenue results. During the year ended December 31, 2023, we slowly began to see declining vacancy rates and rising office occupancy rates. In addition, we began to see positive trends in our corporate business. As the option to fully or partially work from home becomes permanently established at many companies, our corporate customers are integrating some of the new applications that became part of the remote work environment, which benefits our corporate business as these customers upgrade their Internet access infrastructure to higher capacity connections and mitigates the overall impact of remote work policies on our corporate business.

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

Our revenue from our net-centric customers increased primarily due to an increase in our number of net-centric customers and growth in network traffic from these customers and from net-centric customer connections acquired with the Sprint Business. Our net-centric customers purchase our services on a price per megabit basis. The net-centric market exhibits significant pricing pressure due to the continued introduction of new technology, which lowers the marginal cost of transmission and routing, and the commodity nature of the service where price is typically the only differentiating factor for these customers. Our average price per megabit of our installed base of customers decreased by 3.6% from the year ended December 31, 2022 to the year ended December 31, 2023. The impact of foreign exchange rates has a more significant impact on our net-centric revenues.

Revenue and customer connections by network connection type

In connection with our acquisition of the Sprint Business, on the Closing Date, we classified $39.4 million of monthly Sprint Business revenue as $2.5 million of on-net revenue, $32.2 million of off-net revenue and $4.7 million of non-core revenue. Additionally, in connection with our acquisition of the Sprint Business, on the Closing Date, we classified 46,743 of Sprint Business customer connections as 1,560 on-net customer connections, 24,667 off-net customer connections and 20,516 non-core customer connections.

Our on-net revenues increased by 14.5% from the year ended December 31, 2022 to the year ended December 31, 2023. Our on-net revenues increased as we increased the number of our on-net customer connections by 7.4% at December 31, 2023 from December 31, 2022. On-net customer revenues increased at a greater rate than on-net customer connections due to an increase in our on-net ARPU from the year ended December 31, 2022 to the year ended December 31, 2023 and from on-net revenue acquired with the Sprint Business. On-net ARPU is determined by dividing on-net revenue for the period by the average on-net customer connections for that period. In connection with our acquisition of the Sprint Business, we expanded our offering of optical wavelength and optical transport services over our fiber network, classified as on-net revenue.

Our off-net revenues increased by 169.2% from the year ended December 31, 2022 to the year ended December 31, 2023. Our off-net revenues increased primarily from the increase in the number of our off-net customer connections from December 31, 2022 to December 31, 2023 including off-net customer connections acquired with the Sprint Business. Off-net customer revenues increased at a greater rate than off-net customer connections primarily due to an increase in our off-net ARPU from the year ended December 31, 2022 to the year ended December 31, 2023. Off-net ARPU is determined by dividing off-net revenue for the period by the average off-net customer connections for that period.

Our non-core revenues increased from the year ended December 31, 2022 to the year ended December 31, 2023 from the acquisition of non-core revenues from customers acquired in the Sprint Business.

Network Operations Expenses. Network operations expenses include the costs of personnel associated with service delivery, network management and customer support, network facilities costs, right-of-way fees, fiber and equipment maintenance fees, leased circuit costs, access and facilities fees paid to building owners and excise taxes billed to our customers and recorded on a gross basis. Our network operations expenses, including non-cash equity-based compensation expense, increased by 138.5% from the year ended December 31, 2022 to the year ended December 31, 2023. Non-cash equity-based compensation expense is included in network operations expenses consistent with the classification of the employee’s salary and other compensation. The increase in network operations expense is primarily attributable to an increase in costs related to our acquisition of the Sprint Business primarily leased circuits to provide off-net revenue services, network right-of-way costs and facilities costs.

Selling, General, and Administrative (“SG&A”) Expenses. Our SG&A expenses, including non-cash equity-based compensation expense, increased by 68.9% from the year ended December 31, 2022 to the year ended December 31, 2023. Non-cash equity-based compensation expense is included in SG&A expenses consistent with the classification of the employee’s salary and other compensation. SG&A expenses increased primarily from an increase in salaries and benefits from an 80.9% increase in our total headcount, including 942 employees added to our headcount from our acquisition of the Sprint Business on the Closing Date. Our sales force headcount, inclusive of sales management, was 847 at December 31, 2023 and 698 at December 31, 2022, and our total headcount was 1,947 at December 31, 2023 and 1,076 at December 31, 2022. The Sprint Business added 114 employees to our sales force headcount on the Closing Date.

Acquisition-Related Costs

In connection with the Transaction and negotiation of the Purchase Agreement, we incurred professional fees and $16.2 million of reimbursed severance costs, in the year ended December 31, 2023, with such professional fees and reimbursed severance costs totaling $18.5 million and $2.2 million for the years ended December 31, 2023 and 2022, respectively.

Depreciation and Amortization Expenses. Our depreciation and amortization expense increased by 151.8% from the year ended December 31, 2022 to the year ended December 31, 2023. The increase is primarily due to the depreciation expense associated with the increase in deployed fixed assets and depreciation and amortization expense from assets, including a finance lease totaling $160.9 million being amortized over forty-four months, acquired with the Sprint Business.

Gain on Bargain Purchase

We accounted for our acquisition of the Sprint Business as a business combination. The identifiable assets acquired and liabilities assumed were recorded at their fair values as of the acquisition date. Assigning fair market values to the assets acquired and liabilities assumed at the date of an acquisition requires the use of significant judgment regarding estimates and assumptions. The fair value of the identifiable assets acquired was $1.9 billion (including amounts due under the IP Transit Services Agreement) and was in excess of the $0.9 billion liabilities assumed and the $0.6 billion net consideration to be received from the Seller resulting in a gain on bargain purchase of $1.4 billion.

Interest Income - IP Transit Services Agreement

On the Closing Date, we entered into the IP Transit Services Agreement with TMUSA, pursuant to which TMUSA will pay us an aggregate of $700.0 million, consisting of (i) $350.0 million in equal monthly installments during the first year after the Closing Date and (ii) $350.0 million in equal monthly installments over the subsequent 42 months.

We accounted for the Transaction as a business combination under ASC Topic 805 Business Combinations (“ASC 805”). Under ASC 805, we concluded that the $700.0 million of payments to be made represent consideration received to complete the acquisition of a distressed business. We also evaluated whether the IP Transit Services Agreement was in the scope of ASU No. 2014-09 Revenue from Contracts with Customers (“ASC 606”). We concluded that TMUSA did not represent a “customer” as defined by ASC 606, the stated contract price did not represent consideration for services to be delivered, and the transaction did not satisfy the definition of revenue, which excluded this arrangement from the scope of ASC 606. As a result, the IP Transit Services Agreement was recorded in connection with the Transaction at its discounted present value resulting in a discount of $79.6 million. The amortization of the discount resulted in interest income of $26.8 million from May 1, 2023 (the Closing Date) to December 31, 2023.

Foreign Exchange Gain 2024 Notes. Our 2024 Notes were issued in Euros and were reported in our reporting currency – US Dollars until they were fully extinguished in June 2022. The gain on foreign exchange on our 2024 Notes from converting our 2024 Notes into USD was $31.6 million for the year ended December 31, 2022.

Interest Expense and Loss on Debt Extinguishment and Redemption. Our interest expense resulted from interest incurred on our 2024 Notes until these notes were fully extinguished in June 2022, interest incurred on our $500.0 million aggregate principal amount of our 2026 Notes, interest incurred on our $450.0 million aggregate principal amount of our 2027 Notes and interest incurred on our finance lease obligations. Our interest expense increased by 58.0% from the year ended December 31, 2022 to the year ended December 31, 2023. The increase was primarily due to the increase in interest rates on our 2027 Notes as compared to the 2024 Notes, $21.5 million of interest expense paid in May 2023 and November 2023 associated with our Swap Agreement and the impact of the finance lease acquired with the Sprint Business. Our finance leases include a lease totaling $160.9 million being amortized over forty-four months, acquired with the Sprint Business. In June 2022, we extinguished our 2024 Notes at 101.094% of par value resulting in a loss on debt extinguishment and redemption of $11.9 million.

Change in Valuation - Interest Rate Swap Agreement. As of December 31, 2023, the fair value of our Swap Agreement was a net liability of $38.7 million. We recorded an unrealized gain for the non-cash change in the valuation of the Swap Agreement of $13.4 million in the year ended December 31, 2023 and an unrealized loss of $43.1 million in the year ended December 31, 2022.

Under the Swap Agreement settlement payment made in November 2021, we received $0.6 million from the counterparty for a net cash savings of $0.6 million for the period from August 9, 2021 (the Swap Agreement inception date) to October 31, 2021, in May 2022, we received $1.2 million from the counterparty for a net cash savings of $1.2 million for the period from November 1, 2021 to April 30, 2022. Under the Swap Agreement settlement payment made in November 2022, we paid $3.4 million to the counterparty for a net cash interest cost of $3.4 million for the period from May 1, 2022 to October 31, 2022. Under the Swap Agreement settlement payment made in May 2023, we paid $9.5 million to the counterparty for a net cash interest cost of $9.5 million for the period from November 1, 2022 to April 30, 2023. Under the Swap Agreement settlement payment made in November 2023, we paid $12.0 million to the counterparty for a net cash interest cost of $12.0 million for the period from May 1, 2023 to October 31, 2023. The valuation of the Swap Agreement changes from payments made and changes in interest rates.

Income Tax (Benefit) Expense. Our income tax benefit was $54.0 million for the year ended December 31, 2023 and our income tax expense was $21.2 million for the year ended December 31, 2022. The decrease in our income tax expense is related to operating results related to the Sprint Business acquisition, the reversal of deferred tax liabilities acquired with the Sprint Business and the reversal of a valuation allowance on our business interest expense deferred tax asset.

Buildings On-net. As of December 31, 2023 and 2022, we had a total of 3,277 and 3,155 on-net buildings connected to our network, respectively. The increase in our on-net buildings was a result of our disciplined network expansion program. We anticipate adding a similar number of buildings to our network for the next several years.

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

Under the IP Transit Services Agreement, TMUSA will pay us an aggregate of $700.0 million, consisting of (i) $350.0 million in equal monthly installments of $29.2 million per month during the first year after the Closing Date and (ii) $350.0 million in equal monthly installments of $8.3 million per month over the subsequent 42 months. During 2023, we received seven monthly payments totaling $204.2 million under the IP Transit Services Agreement, reflected as cash from investing activities in our consolidated statement of cash flows. As our business has grown as a result of an increasing customer base, the Transaction, broader geographic coverage and increased traffic on our network, we have historically produced a growing level of cash provided by operating activities. During 2023, we experienced a $140.1 million reduction of cash provided by operating activities from the impact of the Transaction. Combining the $204.2 million cash received from the IP Transit Services Agreement in 2023, which was designed to offset operating losses associated with the Sprint Business, with our $33.6 million of cash provided by operating activities for 2023, totals $237.7 million. Increasing our cash provided by operating activities is, in part, dependent upon our ability to reduce the operating costs of the Sprint Business while retaining its revenue, expanding our geographic footprint and increasing our network capacity.

During 2024, we expect to receive a total of $204.2 million under the monthly payments under the IP Transit Services Agreement. This includes an additional five monthly payments of $29.2 million each, totaling $145.8 million, and seven monthly payments of $8.3 million each, totaling $58.3 million. Increasing our combined cash provided by operating activities and cash provided by the IP Transit Service Agreement is, in part, dependent upon our ability to reduce the operating costs of the Sprint Business while retaining its revenue.

In assessing our liquidity, management reviews and analyzes our current cash balances, payments under the IP Transit Services Agreement, accounts receivable, accounts payable, accrued liabilities, capital expenditure commitments, and required finance lease and debt payments and other obligations. Because of the operating leverage of our network, our annual capital expenditures measured as a percentage of revenues has fallen over the last decade but increased in 2023 to 13.8% from 13.2% for 2022, from capital expenditures associated with the Transaction.

We have also had increasing success in raising capital by issuing notes and arranging financing and leases that have had a lower cost and more flexible terms. The combination of this improved operating performance and access to capital has enhanced our financial flexibility and increased our ability to make distributions to stockholders in the form of cash dividends or through share repurchases. Since our initial public offering, we have returned $1.4 billion to our stockholders through share repurchases and dividends. We will continue to assess our capital and liquidity needs and, where appropriate, return capital to stockholders.

Over the next several years, we have significant contractual and anticipated cash outlays including our indicative dividend payments on our common stock, our maturing debt obligations, interest payments on our debt obligations and Swap Agreement and our projected capital expenditure requirements in order to help execute our business plan including the integration of Sprint Business. Based upon the historical growth rate of our dividend, we expect that we would have to provide approximately $379 million in order to meet our expected quarterly dividend payments over the next two years. Our $500.0 million of 2026 Notes accrue interest at 3.50%, mature in May 2026 and include annual interest payments of $17.5 million until maturity. In June 2022, we redeemed our 2024 Notes with the proceeds from our issuance of $450.0 million of our 2027 Notes. Our 2024 Notes accrued interest at 4.375% and our 2027 Notes accrue interest at 7.00%. Our $450.0 million of 2027 Notes mature in June 2027 and include annual interest payments of $31.5 million until maturity.

Under our Swap Agreement, we pay the counterparty a semi-annual payment based upon overnight SOFR plus a contractual interest rate spread, and the counterparty pays us a semi-annual fixed 3.50% interest payment. These settlement payments are made in November and May of each year until the Swap Agreement expires in February 2026. As of December 31, 2023, $38.7 million of our cash and cash equivalents are restricted for use under our Swap Agreement. We have made a $38.8 million deposit with the counterparty to the Swap Agreement. If the fair value of the Swap Agreement exceeds a net liability of $38.8 million, we will be required to deposit additional funds with the counterparty equal to the net liability fair value. As of December 31, 2023, $38.7 million of the deposit was restricted and $0.1 million was unrestricted.

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

Impact of COVID-19 on Our Liquidity and Operating Performance

As of December 31, 2023, we had cash, cash equivalents and restricted cash of $113.8 million. The COVID-19 pandemic has not impacted our credit rating to date, nor do we believe that it has materially changed our cost of capital. We believe we are able to timely service our debt obligations and will not require any concessions to do so. We believe we will have access to additional capital from a variety of sources and the public capital markets for debt and equity.

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

We have experienced certain corporate customers taking a more cautious approach to new configurations and upgrades as well as a reduction in demand for connecting smaller satellite offices as a result of the challenges and uncertainties of the remote work environment that resulted from the COVID-19 pandemic. We also have witnessed a deteriorating real estate market in and around the buildings we service with rising vacancy levels and falling lease initiations or renewals which resulted in fewer sales opportunities for our salesforce and a reduction in VPN opportunities. As a result, we experienced a slowdown in new sales to our corporate customers which negatively impacted our corporate revenue growth.

Following the end of the pandemic, during the year ended December 31, 2023, we slowly began to see declining vacancy rates and rising office occupancy rates in certain markets in which we operate. Other markets, particularly those in California and the Pacific Northwest, continue to see markedly higher vacancy rates. In addition, we began to see positive trends in our corporate business. This was due partially to the increase in office occupancy rates and leasing activity in some markets but also to new demands for services from corporate customers. As the option to fully or partially work from home becomes permanently established at many companies, our corporate customers are integrating some of the new applications that became part of the remote work environment, which benefits our corporate business as these customers upgrade their Internet access infrastructure to higher capacity connections, and mitigates the overall impact of remote work policies on our corporate business. Further, if and when companies eventually return to the buildings in which we operate, we believe it will present an opportunity for increased sales.

While we believe that demand for office space in the buildings in which we operate will remain among the strongest in the markets in which they are located, and that most employers will eventually require their employees to return to their offices on at least a hybrid basis, the timing and scope of a return to office, particularly in a number of key markets we serve, remains uncertain. In some markets, office occupancy rates may never return to pre-pandemic levels. As a result, we may continue to experience increased customer turnover, fewer upgrades of existing customer configurations and fewer new tenant opportunities. A potential resurgence of COVID-19 due to new immunity-resistant variants could cause companies to continue to delay the return of their employees to the office, to cause companies to shift workers in the office back to remote work and to delay further opening new offices. These trends may negatively impact our revenue growth, cash flows and profitability.

We cannot predict whether new COVID-19 variants will arise and spread widely, the impact of the spread of new COVID-19 variants on the global economy, how national and local governments may react to the spread of new variants nor predict the impact the variants and any measures taken in response may have on our operations, employee retention, revenue growth, cash flows and our profitability.

Cash Flows

The following table sets forth our consolidated cash flows.

	Year Ended December 31,
	2023	2022	2021

	(in thousands)
Net cash provided by operating activities	$17,345	$173,707	$170,257
Net cash provided by (used in) investing activities	76,726	(78,971)	(69,916)
Net cash used in financing activities	(257,851)	(144,849)	(140,825)
Effect of exchange rates on cash	1,649	(2,599)	(2,193)
Net decrease in cash, cash equivalents and restricted cash during the year	$(162,131)	$(52,712)	$(42,677)

Net Cash Provided By Operating Activities. Our primary source of operating cash is receipts from our customers who are billed on a monthly basis for our services. Our primary uses of operating cash are payments made to our vendors, payments under the TSA, payments to employees and interest payments made to our finance lease vendors and our note holders. Our changes in cash provided by operating activities are primarily due to changes in our operating profit and changes in our interest payments. On the Closing Date, we entered into a TSA with the Seller, pursuant to which the Seller will provide to us, and we will provide to the Seller on an interim basis following the Closing Date, Transition Services to ensure an orderly transition following the separation of the Sprint Business from Sprint Communications. Amounts billed under the TSA are due 30 days from receipt of the related invoice. During the year ended December 31, 2023, we were billed $284.1 million under the TSA primarily for reimbursement at cost of payment to vendors of the Sprint Business. During the year ended December 31, 2023 we paid $217.2 million to the Seller under the TSA. As of December 31, 2023, we owed $66.9 million to the Seller and the Seller owed $4.5 million to us under the TSA agreement. Cash provided by operating activities for the years ending December 31, 2023, 2022 and 2021 included interest payments on our note obligations of $49.0 million, $40.6 million and $50.1 million, respectively. Cash provided by operating activities for 2023, 2022 and 2021 included interest payments (receipts) related to our Swap Agreement of $21.5 million, $2.2 million and $(0.6) million, respectively.

Net Cash Provided by (Used In) Investing Activities. Our primary use of investing cash is for purchases of property and equipment. These amounts were $129.6 million, $79.0 million and $69.9 million for 2023, 2022 and 2021, respectively. The annual changes in purchases of property and equipment are primarily due to the timing and scope of our network expansion activities, including geographic expansion and adding buildings to our network and purchases in anticipation of the closing of our acquisition of the Sprint Business. We paid $61.1 million, net of $47.1 million of cash acquired, and received $16.2 million in reimbursed severance payments for a net total of $2.1 million received for our acquisition of the Sprint Business. On the Closing Date, we entered into the IP Transit Services Agreement pursuant to which TMUSA will pay us an aggregate of $700.0 million, consisting of (i) $350.0 million in equal monthly installments during the first year after the Closing Date and (ii) $350.0 million in equal monthly installments over the subsequent 42 months. During the year ended December 31, 2023 we were paid $204.2 million under the IP Transit Services Agreement.

Net Cash Used In Financing Activities. Our primary uses of cash for financing activities are for payments to redeem and extinguish our debt, dividend payments and principal payments under our debt and finance lease obligations. During the years ending December 31, 2023, 2022 and 2021, we paid $181.7 million, $169.9 million and $150.3 million, respectively, for our quarterly dividend payments. Our quarterly dividend payments have increased due to regular increases in our quarterly dividend per share amounts. Principal payments under our finance lease obligations were $77.4 million, $45.5 million and $23.1 million for the years ending December 31, 2023, 2022 and 2021, respectively, and are impacted by the timing and extent of our network expansion activities, including geographic expansion and adding buildings to our network and purchases in anticipation of the closing of our acquisition of the Sprint Business.

We completed a series of debt redemptions and issuances in 2022 and 2021. In June 2022, we paid $375.4 million to redeem and extinguish our 2024 Notes at 101.094% of par value, and we issued $450.0 million of our 2027 Notes for net proceeds of $446.0 million. In March 2021, we paid $119.7 million to redeem and extinguish $115.9 million of our 2022 Notes at 103.24% of par value. In May 2021, we redeemed and extinguished the remaining $329.1 million of our 2022 Notes at par value and deposited funds with the trustee to pay $11.5 million of interest through December 1, 2021. The total payments to redeem our 2022 Notes were $459.3 million. In May 2021, we issued $500.0 million of our 2026 Notes for net proceeds of $496.9 million.

Indebtedness

Our total cash, cash equivalents and restricted cash at December 31, 2023 were $113.8 million and our net accounts receivable were $135.5 million. In November 2023, we converted all Sprint Business customers from the Sellers billing platform to our billing platform and processes. This conversion resulted in a temporary delay in cash collections from the Sprint Business customers at year-end. Customer collections resumed to a typical pattern in the first quarter of 2024.

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

Our total indebtedness at December 31, 2023, at par value, was $1.5 billion. Our total indebtedness at December 31, 2023 includes $484.5 million of finance lease obligations for dark fiber under long-term IRU agreements.

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

Limitations under the Indentures

The 2027 Notes Indenture and the 2026 Notes Indenture (the “Indentures”), among other things, limit the Company’s ability to incur indebtedness; to pay dividends or make other distributions; to make certain investments and other restricted payments; to create liens; to consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; to incur restrictions on the ability of a subsidiary to pay dividends or make other payments; and to enter into certain transactions with its affiliates. There are certain exceptions to the limitations on the Company’s ability to incur indebtedness under the Indentures, including IRU agreements incurred in the normal course of business and any additional indebtedness if the Company’s consolidated leverage ratio, as defined in the Indentures, is less than 6.0 to 1.0 or the Company’s fixed charge coverage ratio, as defined in the Indentures, is 2.0 to 1.0 or greater. The Company can also incur unlimited liens (which can be used, together with capacity under the debt covenant, to incur additional secured indebtedness) if the Company’s consolidated secured leverage ratio, as defined in the Indentures, is less than 4.0 to 1.0. Under the Indentures, the Company can pay dividends, make other distributions, make certain investments and make other restricted payments under certain circumstances, including if, after giving pro forma effect to such restricted payment, the Company could still incur $1 of indebtedness, as defined (i.e., either its consolidated leverage ratio is less than 6.0 to 1.0 or its fixed charge coverage ratio is 2.0 to 1.0 or greater). As of December 31, 2023, the Company’s consolidated leverage ratio was below 6.0, the Company’s consolidated secured leverage ratio was below 4.0, and the Company’s fixed charge coverage ratio was above 2.0. As of December 31, 2023, a total of $511.3 million (inclusive of a $250.0 general basket) was unrestricted and permitted for restricted payments, including dividends and stock purchases.

Summarized Financial Information of Holdings

Holdings is a guarantor under the 2027 and 2026 Notes. Under the Indentures, we are required to disclose financial information of Holdings including its assets, liabilities and its operating results (“Holdings Financial Information”). The Holdings Financial Information as of and for the year ended December 31, 2023 is detailed below (in thousands).

December 31, 2023
(Unaudited)
Cash and cash equivalents	$420
Accrued interest receivable	2
Total assets	$422

Investment from subsidiaries	$603,314
Common stock	49
Accumulated deficit	(602,941)
Total equity	$422

Year Ended
December 31, 2023
(Unaudited)
Equity‑based compensation expense	$30,466
Interest income	565
Net loss	$(29,901)

Common Stock Buyback Program

Our Board of Directors has approved through December 31, 2024, purchases of our common stock under a buyback program (the “Buyback Program”). There were no purchases of common stock during the years ended December 31, 2023, December 31, 2022 and December 31, 2021. As of December 31, 2023, there was a total of $30.4 million available under the Buyback Program.

Dividends on Common Stock

Dividends are recorded as a reduction to retained earnings. Dividends on unvested restricted shares of common stock are paid as the awards vest. Our initial quarterly dividend payment was made in the third quarter of 2012. On February 28, 2024, our Board of Directors approved the payment of our quarterly dividend of $0.965 per common share. The dividend for the first quarter of 2024 will be paid to holders of record on March 15, 2024. This estimated $45.7 million dividend payment is expected to be made on April 9, 2024. The payment of any future dividends and any other returns of capital, including stock buybacks, will be at the discretion of our Board of Directors and may be reduced, eliminated or increased and will be dependent upon our financial position, results of operations, available cash, cash flow, capital requirements, limitations under our debt indentures and other factors deemed relevant by the our Board of Directors. We are a Delaware Corporation and under the General Corporation Law of the State of Delaware distributions may be restricted including a restriction that distributions, including stock purchases and dividends, do not result in an impairment of a corporation’s capital, as defined under Delaware Law. The indentures governing our notes limit our ability to return cash to our stockholders. See Note 4 “Long-term Debt” to our consolidated financial statements for additional discussion of limitations on distributions.

Future Capital Requirements

We believe that our cash on hand and cash generated from our operating activities and cash from the IP Transit Services Agreement will be adequate to meet our working capital, capital expenditure, debt service, dividend payments and other cash requirements for the next twelve months and beyond the next twelve months if we execute our business plan.

Any future acquisitions or other significant unplanned costs or cash requirements in excess of amounts we currently hold may require that we raise additional funds through the issuance of debt or equity. We cannot assure you that such financing will be available on terms acceptable to us or our stockholders, or at all. Insufficient funds may require us to delay or scale back the number of buildings and markets that we add to our network, reduce our planned increase in our sales and marketing efforts, reduce our planned dividend payments, or require us to otherwise alter our business plan or take other actions that could have a material adverse effect on our business, results of operations and financial condition. If issuing equity securities raises additional funds, substantial dilution to existing stockholders may result.

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

Acquisition accounting

In connection with our acquisition of the Wireline Business we made the following significant changes to our critical accounting policies and significant estimates. For the fair values of the assets acquired and liabilities assumed, we used the cost, income and market approaches, including market participant assumptions.

In connection with the Transaction, the identifiable assets acquired and liabilities assumed were recorded at their fair values as of the acquisition date. Assigning fair market values to the assets acquired and liabilities assumed at the date of an acquisition requires the use of significant judgment regarding estimates and assumptions. We acquired property and equipment comprised of the legacy Sprint network and consists of optical fiber, related equipment, and owned real estate. Management valued these assets using factors which represent an orderly liquidation value, to approximate the highest and best use of assets acquired in a distressed business.

The valuation of the optical fiber requires the estimation of the total replacement cost per mile of fiber and a factor to reflect the orderly liquidation value. There is not active market data for these assumptions and these assumptions are inherently subjective. Market participants could have differing views on these assumptions, which could result in a materially different fair value of the optical fiber.

On the Closing Date, we entered into the IP Transit Services Agreement. We evaluated what elements were part of the business combination and the consideration exchanged to complete the Transaction. We concluded that the payments to be made represent consideration received from T-Mobile to complete the acquisition of a distressed business. We concluded that T-Mobile did not represent a customer, the stated contract price did not represent consideration for services to be delivered, and the transaction did not satisfy the definition of revenue. We also considered whether the IP Transit Services Agreement would be considered separable from the business combination. We concluded that the cash consideration was not separately identifiable from the business combination and was therefore not meant to be in exchange for a distinct good or service. As a result, the IP Transit Services Agreement was recorded in connection with the Transaction at its discounted present value resulting in a discount. The interest rate used in determining the present value was derived considering rates on similar issued debt instruments with comparable durations, amongst other market factors. The determination of the discount rate and the conclusions reached related to the IP Transit Services Agreement required significant judgment.

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

Interest Rate Risk

Interest Expense and Restricted Cash

Our cash flow exposure due to changes in interest rates related to our 2027 Notes is limited as our 2027 Notes have a fixed interest rate. Beginning in August 2021, we used a derivative financial instrument to manage our interest rate risk on our 2026 Notes. As of December 31, 2023, we were counterparty to our Swap Agreement that has the economic effect of modifying our fixed-interest rate obligation associated with our 2026 Notes to a variable interest rate obligation based on SOFR. The Swap Agreement is recorded at its fair value at each reporting period and we incur gains and losses due to changes in market interest rates. The values that we report for the Swap Agreement as of each reporting date are recognized as an additional non-cash expense or a reduction to expense with the corresponding amount included in liabilities or assets, respectively, in our consolidated balance sheets. By entering into this Swap Agreement, we have assumed the risk associated with variable interest rates based upon SOFR related to our 2026 Notes. We have not entered into hedge agreements related to our 2027 Notes, and we do not use derivative financial instruments for trading purposes. We have a $38.9 million interest-bearing deposit with the counterparty to a Swap Agreement. If the fair value of the Swap Agreement exceeds a net liability of $38.9 million, we will be required to deposit additional funds with the counterparty equal to the net liability that is in excess of $38.9 million. As of December 31, 2023, the fair value of the Swap Agreement was a liability of $38.8 million, and as a result, $38.8 million of the $38.9 million deposit was restricted and $0.1 million was unrestricted. A 1.0% change in interest rates as of December 31, 2023 would impact the change in our valuation of our Swap Agreement by approximately $10.9 million.

Interest Income

Our interest income is sensitive to changes in the general level of interest rates. However, based upon the nature and current level of our investments, which consist of cash, cash equivalents and restricted cash, we believe that there is no material interest rate exposure related to our investments.

Foreign Currency Exchange Risk

Our operations outside of the United States expose us to potentially unfavorable adverse movements in foreign currency rate changes. We have not entered into forward exchange contracts related to our foreign currency exposure. While we record financial results and assets and liabilities from our international operations in the functional currency, which is generally the local currency, these results are reflected in our consolidated financial statements in US dollars. Therefore, our reported results are exposed to fluctuations in the exchange rates between the US dollar and the local currencies, in particular the Euro and the Canadian dollar. In addition, we may fund certain cash flow requirements of our international operations in US dollars. Accordingly, in the event that the local currencies strengthen versus the US dollar to a greater extent than planned, the revenues, expenses and cash flow requirements associated with our international operations may be significantly higher in US-dollar terms than planned. During the year ended December 31, 2023, our foreign activities accounted for 17.9% of our consolidated revenue. A 1.0% change in foreign exchange rates would impact our consolidated annual revenue by approximately $1.3 million. Changes in foreign currency rates could adversely and materially affect our operating results and cash flow.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Cogent Communications Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cogent Communications Holdings, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of comprehensive income (loss), stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a)2 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 29, 2024 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Determining the purchase price for the acquisition of Sprint
Description of the Matter

As discussed in Note 1 to the consolidated financial statements, on May 1, 2023, the Company acquired Sprint Communications and Subsidiaries (“Sprint Wireline”), for a purchase price of $1, subject to working capital adjustments, from T-Mobile US, Inc. (the “Seller”). Contemporaneously with the completion of the acquisition of Sprint Wireline, the Company entered into an agreement to provide IP Transit services to the Seller (the “Agreement”).

Determining the purchase price for the transaction was complex due to the fact that the accounting for the Agreement required judgment to determine if the stated contract price represented consideration for services to be delivered and did not represent revenue from a contract with a customer, because the Agreement was entered into contemporaneously with the acquisition of Sprint Wireline.

How We Addressed the Matter in Our Audit

We tested the Company's controls over its accounting for the Agreement, including the evaluation of key terms and determination regarding the commercial substance of the Agreement.

To test the Company’s accounting for the Agreement we evaluated the applicable guidance, which included evaluating the commercial substance of the Agreement. We involved subject matter resources to assist in the evaluation of the Agreement.

Valuation of certain property & equipment assets for the acquisition of Sprint
Description of the Matter

As discussed in Note 1 to the consolidated financial statements, on May 1, 2023, the Company acquired the Sprint Communications Subsidiaries (“Sprint Wireline”), for a purchase price of $1, subject to working capital adjustments, from T-Mobile US, Inc. (the “Seller”). The transaction was accounted for as a business combination. Auditing the Company's accounting for its acquisition of Sprint Wireline was complex due to the estimation uncertainty in determining the $369.2 million fair value of the acquired optical fiber assets.

The estimation uncertainty was primarily due to the lack of active market data and the wide range of possible values that could be used by market participants. The significant assumptions used to estimate the value of these assets included the replacement cost per mile of fiber and a factor to reflect the orderly liquidation value. These assumptions are inherently subjective and market participants could have differing views on these assumptions, which could result in a materially different fair value of the optical fiber.

How We Addressed the Matter in Our Audit

We tested the Company's controls over its accounting for acquisitions, including controls over management’s review of the significant assumptions described above.

To test the estimated fair value of the optical fiber assets, we performed audit procedures that included, among others, testing the significant assumptions used in the model. For example, we compared the replacement cost per mile estimated by management to data obtained from third party sources. We involved our internal valuation specialists to assist with the evaluation of these assumptions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002

Tysons, VA

February 29, 2024

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2023 AND 2022

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	2023	2022
Assets
Current assets:
Cash and cash equivalents	$75,092	$223,783
Restricted cash	38,689	52,129
Accounts receivable, net of allowance for credit losses of $3,677 and $2,303, respectively	135,475	44,123
Due from T-Mobile, IP Transit Services Agreement, current portion, net of discount of $24,898	179,269	—
Due from T-Mobile, Transition Services Agreement	4,514	—
Prepaid expenses and other current assets	80,588	45,878
Total current assets	513,627	365,913
Property and equipment:
Property and equipment	2,947,376	1,714,906
Accumulated depreciation and amortization	(1,409,559)	(1,170,476)
Total property and equipment, net	1,537,817	544,430
Right-of-use leased assets	361,587	81,601
Intangible assets, net	472,815	—
Due from T-Mobile, IP Transit Services Agreement, net of discount of $27,916	263,750	—
Due from T-Mobile, Purchase Agreement, net of discount of $13,725	38,585	—
Deposits and other assets	23,438	18,238
Total assets	$3,211,619	$1,010,182
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$48,356	$27,208
Accrued and other current liabilities	120,523	63,889
Due to T-Mobile – Transition Services Agreement	66,908	—
Due to T-Mobile – Purchase Agreement	4,981	—
Current maturities, operating lease liabilities	67,962	12,005
Finance lease obligations, current maturities	64,594	17,182
Total current liabilities	373,324	120,284
Senior secured 2026 notes, net of unamortized debt costs of $645 and $905, respectively, and discount of $857 and $1,203, respectively	498,498	497,892
Senior unsecured 2027 notes, net of unamortized debt costs of $941 and $1,173, respectively, and discount of $1,970 and $2,456, respectively	447,088	446,371
Operating lease liabilities, net of current maturities	330,095	94,587
Finance lease obligations, net of current maturities	419,921	287,044
Deferred income tax liabilities	471,498	47,646
Other long-term liabilities	61,639	34,990
Total liabilities	2,602,063	1,528,814
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 75,000,000 shares authorized; 48,608,569 and 48,013,330 shares issued and outstanding, respectively	49	48
Additional paid-in capital	606,755	575,064
Accumulated other comprehensive loss	(14,385)	(19,156)
Accumulated earnings (deficit)	17,137	(1,074,588)
Total stockholders’ equity (deficit)	609,556	(518,632)
Total liabilities and stockholders’ equity (deficit)	$3,211,619	$1,010,182

The accompanying notes are an integral part of these consolidated balance sheets.

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR EACH OF THE THREE YEARS ENDED DECEMBER 31, 2023

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	2023	2022	2021
Service revenue	$940,922	$599,604	$589,797
Operating expenses:
Network operations (including $1,069, $553 and $2,521 of equity-based compensation expense, respectively), exclusive of amounts shown separately	544,232	228,154	226,337
Selling, general, and administrative (including $25,855, $23,886 and $24,301 of equity-based compensation expense, respectively)	275,318	163,021	162,380
Acquisition costs – Sprint Business	18,492	2,248	—
Depreciation and amortization	232,209	92,222	89,240
Total operating expenses	1,070,251	485,645	477,957
Gain on lease terminations and other	—	—	7,393
Operating (loss) income	(129,329)	113,959	119,233
Interest expense	(106,783)	(67,584)	(58,059)
Change in valuation – interest rate swap	13,439	(43,113)	(9,015)
Foreign exchange gain on 2024 Notes	—	31,561	32,522
Loss on debt extinguishment and redemption – 2022 Notes	—	—	(14,698)
Loss on debt extinguishment and redemption – 2024 Notes	—	(11,885)	—
Gain on bargain purchase – Sprint Business	1,406,435	—	—
Interest income – IP Transit Services Agreement	26,796	—	—
Interest income – Purchase Agreement	1,889	—	—
Interest income and other	7,030	3,438	1,437
Income before income taxes	1,219,477	26,376	71,420
Income tax benefit (expense)	53,964	(21,230)	(23,235)
Net income	$1,273,441	$5,146	$48,185

Comprehensive income (loss):
Net income	$1,273,441	$5,146	$48,185
Foreign currency translation adjustment	4,772	(8,153)	(9,697)
Comprehensive income (loss)	$1,278,213	$(3,007)	$38,488
Basic net income per common share	$26.88	$0.11	$1.04
Diluted net income per common share	$26.62	$0.11	$1.03
Dividends declared per common share	$3.760	$3.555	$3.170
Weighted-average common shares-basic	47,373,361	46,875,992	46,419,180
Weighted-average common shares -diluted	47,837,512	47,207,298	46,963,920

The accompanying notes are an integral part of these consolidated statements.

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR EACH OF THE THREE YEARS ENDED DECEMBER 31, 2023

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholder’s
	Shares	Amount	Capital	Loss	Earnings (Deficit)	Equity (Deficit)
Balance at December 31, 2020	47,214,077	$47	$515,867	$(1,306)	$(807,774)	$(293,166)
Forfeitures of shares granted to employees	(47,436)	—	—	—	—	—
Equity-based compensation	—	—	30,044	—	—	30,044
Foreign currency translation	—	—	—	(9,697)	—	(9,697)
Issuances of common stock	471,080	1	—	—	—	1
Exercises of options	36,468	—	1,823	—	—	1,823
Dividends paid	—	—	—	—	(150,288)	(150,288)
Net income	—	—	—	—	48,185	48,185
Balance at December 31, 2021	47,674,189	$48	$547,734	$(11,003)	$(909,877)	$(373,098)
Forfeitures of shares granted to employees	(77,079)	—	—	—	—	—
Equity-based compensation	—	—	26,716	—	—	26,716
Foreign currency translation	—	—	—	(8,153)	—	(8,153)
Issuances of common stock	401,036	—	—	—	—	—
Exercises of options	15,184	—	614	—	—	614
Dividends paid	—	—	—	—	(169,857)	(169,857)
Net income	—	—	—	—	5,146	5,146
Balance at December 31, 2022	48,013,330	$48	$575,064	$(19,156)	$(1,074,588)	$(518,632)
Forfeitures of shares granted to employees	(63,890)	—	—	—	—	—
Equity-based compensation	—	—	30,464	—	—	30,464
Foreign currency translation	—	—	—	4,771	—	4,771
Issuances of common stock	634,056	1	—	—	—	1
Exercises of options	25,073	—	1,227	—	—	1,227
Dividends paid	—	—	—	—	(181,716)	(181,716)
Net income	—	—	—	—	1,273,441	1,273,441
Balance at December 31, 2023	48,608,569	$49	$606,755	$(14,385)	$17,137	$609,556

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR EACH OF THE THREE YEARS ENDED DECEMBER 31, 2023

(IN THOUSANDS)

	2023	2022	2021
Cash flows from operating activities:
Net income	$1,273,441	$5,146	$48,185
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	232,209	92,222	89,240
Amortization of debt discounts and premium	1,323	1,464	1,759
Amortization of discounts, due from T-Mobile, IP Transit Services & Purchase Agreements	(28,685)	—	—
Equity-based compensation expense (net of amounts capitalized)	26,924	24,439	26,822
Gain on bargain purchase – Sprint Business	(1,406,435)	—	—
Foreign currency exchange gain on 2024 Notes	—	(31,561)	(32,522)
Loss on extinguishment & redemption of 2024 notes	—	11,885	—
Loss on extinguishment & redemption of 2022 notes	—	—	14,698
Gain – lease termination	—	—	(7,375)
Gains—equipment transactions and other, net	212	372	69
Deferred income taxes	(69,582)	16,539	18,159
Changes in operating assets and liabilities:
Accounts receivable	(51,002)	(2,838)	1,385
Prepaid expenses and other current assets	(11,001)	(7,427)	(17)
Change in valuation – interest rate swap agreement	(13,439)	43,113	9,015
Due to T-Mobile – Transition Services Agreement	66,908	—	—
Due from T-Mobile – Transition Services Agreement	(4,514)	—	—
Deposits and other assets	(1,548)	(282)	(12)
Unfavorable lease liabilities	(26,511)	—	—
Accounts payable, accrued liabilities and other long-term liabilities	29,045	20,635	851
Net cash provided by operating activities	17,345	173,707	170,257
Cash flows from investing activities:
Cash receipts - IP Transit Services Agreement – T-Mobile	204,167	—	—
Acquisition of Sprint Business, net of $47.1 million of cash acquired	2,191	—	—
Purchases of property and equipment	(129,632)	(78,971)	(69,916)
Net cash provided by (used in) investing activities	76,726	(78,971)	(69,916)
Cash flows from financing activities:
Net proceeds from issuance of 2027 Notes, net of debt costs of $1,290	—	446,010	—
Net proceeds from issuance of 2026 Notes, net of debt costs of $1,317	—	—	496,933
Redemption and extinguishment of 2024 Notes	—	(375,354)	—
Redemption and extinguishment of 2022 Notes	—	—	(459,317)
Dividends paid	(181,716)	(169,857)	(150,288)
Principal payments of finance lease obligations	(77,362)	(45,472)	(23,054)
Principal payments of installment payment agreement	—	(790)	(6,922)
Proceeds from exercises of common stock options	1,227	614	1,823
Net cash used in financing activities	(257,851)	(144,849)	(140,825)
Effect of exchange rate changes on cash	1,649	(2,599)	(2,193)
Net decrease in cash and cash equivalents & restricted cash	(162,131)	(52,712)	(42,677)
Cash and cash equivalents & restricted cash, beginning of year	275,912	328,624	371,301
Cash and cash equivalents & restricted cash, end of year	$113,781	$275,912	$328,624
Supplemental disclosures of cash flow information:
Cash paid for interest	$104,698	$66,479	$59,497
Cash paid for income taxes	35,291	7,156	4,452
Non-cash investing and financing activities:
Finance lease obligations incurred	232,468	107,875	50,831
Fair value of equipment acquired in leases	141	1,969	—

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

Description of business

The Company is a facilities-based provider of low-cost, high-speed Internet access, private network services, and data center colocation space and power. The Company’s network is specifically designed and optimized to transmit packet routed data. The Company delivers its services primarily to businesses, large and small, communications service providers and other bandwidth-intensive organizations in 54 countries across North America, Europe, South America, Oceania and Africa. The Company is a Delaware corporation and is headquartered in Washington, DC.

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

The Company provides its on-net Internet access and private network services to its corporate, net-centric and enterprise customers. The Company’s corporate customers are located in multi-tenant office buildings that typically include law firms, financial services firms, advertising and marketing firms, as well as health care providers, educational institutions and other professional services businesses. The Company’s net-centric customers include bandwidth-intensive users that leverage its network either to deliver content to end users or to provide access to residential or commercial internet users. Content delivery customers include over the top media service providers, content delivery networks, web hosting companies, and commercial content and application software providers. The Company’s net-centric customers include access networks comprised of other Internet Service Providers, telephone companies, mobile phone operators and cable television companies that collectively provide internet access to a substantial number of broadband subscribers and mobile phone subscribers across the world. These net-centric customers generally receive the Company’s services in carrier neutral colocation facilities and in the Company’s own data centers. The Company operates data centers throughout North America and Europe that allow its customers to collocate their equipment and access the Company’s network.

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

Recently Adopted Accounting Standards

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). ASU 2021-08 requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities in accordance with Revenue from Contracts with Customers (Topic 606), as if the acquirer had originated the contracts at the date of the business combination. ASU 2021-08 is effective for annual reporting periods beginning after December 15, 2022 and interim periods within those fiscal years. Early adoption is permitted.

The Company adopted ASU 2021-08 in connection with its acquisition of Sprint Communications (as discussed below), at which time it became applicable to the Company and was applied in the accounting for the acquisition. The adoption did not have a material impact on the provisional opening balance sheet recorded and there was no retrospective impact to the Company’s consolidated financial statements as a result of the adoption.

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

The Company believes it is in a unique position to monetize the Sprint Business and its network and management expects to achieve significant cost reduction synergies and revenue synergies from the Transaction. Revenue and pre-tax loss for the Sprint Business included in the Company’s condensed consolidated statements of comprehensive income for the year ended December 31, 2023 were $283.3 million and $234.5 million, respectively.

Purchase Price

The Transaction closed on May 1, 2023 (the “Closing Date”). On the Closing Date, the Buyer consummated the Transaction pursuant to the terms of the Purchase Agreement, providing a purchase price of $1 payable to the Seller for the Purchased Interests, subject to customary adjustments, including working capital (the “Working Capital Adjustment”), as set forth in the Purchase Agreement. As consideration for the Purchased Interests, the Working Capital Adjustment (primarily related to acquired cash and cash equivalents of an estimated $43.4 million at the Closing Date in order to fund the international operations of the Sprint Business) resulted in the Buyer making a payment to the Seller of $61.1 million on the Closing Date. During the third quarter of 2023, an additional Working Capital Adjustment of $5.0 million was accrued due to the Seller.

The Purchase Agreement also includes an estimated payment of $52.3 million from Seller to Buyer related to acquired short-term lease obligations (the “Short-term Lease Payment”). The Short-term Lease Payment will be paid from the Seller to the Company in four equal payments in months 55 to 58 after the Closing Date. The Short-term Lease Payment was recorded at its present value resulting in a discount of $15.6 million. The interest rate used in determining the present value was derived considering rates on similar issued debt instruments with comparable durations, amongst other market factors. The determination of the discount rate requires some judgment. The amortization of the discount resulted in interest income of $1.9 million for the year ended December 31, 2023. The Seller is disputing approximately $24.2 million of the Short-term Lease Payment amount. The Purchase Agreement also includes reimbursement from Seller to Buyer for qualifying severance expenses incurred, which were $16.2 million in 2023. A final determination of the Working Capital Adjustment and the Short-term Lease Payment is expected by the end of the first quarter of 2024.

IP Transit Services Agreement

On the Closing Date, Cogent Communications, Inc. and T-Mobile USA, Inc., a Delaware corporation and direct subsidiary of T-Mobile (“TMUSA”), entered into an agreement for IP transit services (“IP Transit Services Agreement”), pursuant to which TMUSA will pay an affiliate of the Company an aggregate of $700.0 million, consisting of (i) $350.0 million in equal monthly installments of $29.2 million per month during the first year after the Closing Date and (ii) $350.0 million in equal monthly installments of $8.3 million per month over the subsequent 42 months. During the year ended December 31, 2023, TMUSA paid the Company $204.2 million under the IP Transit Agreement.

The Company accounted for the Transaction as a business combination under ASC Topic 805 Business Combinations (“ASC 805”). The Company evaluated what elements are part of the business combination and the consideration exchanged to complete the acquisition. Under ASC 805, the Company has concluded that the $700.0 million of payments to be made represent consideration received from T-Mobile to complete the acquisition of a distressed business. The Company also evaluated whether the IP Transit Services Agreement was in the scope of ASU No. 2014-09 Revenue from Contracts with Customers (“ASC 606”). The Company has concluded that T-Mobile did not represent a “customer” as defined by ASC 606, the stated contract price did not represent consideration for services to be delivered, and the transaction did not satisfy the definition of revenue, which excluded this arrangement from the scope of ASC 606. As a result, and considering statements made by T-Mobile, the IP Transit Services Agreement was recorded in connection with the Transaction at its discounted present value resulting in a discount of $79.6 million. The interest rate used in determining the present value was derived considering rates on similar issued debt instruments with comparable durations, amongst other market factors. The determination of the discount rate requires some judgment. The amortization of the discount resulted in interest income of $26.8 million for the year ended December 31, 2023.

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

The Transition Services are generally intended to be provided for a period of up to two years following the Closing Date, although such period may be extended for an additional one-year term by either party upon 30 days’ prior written notice. The fees for the Transition Services are calculated using either a per service monthly fee or an hourly rate for the employees allocated to provide such services. Any third-party costs incurred in providing the Transition Services are passed on to the party receiving such services at cost for the two-year period. Amounts paid for the Sprint Business by T-Mobile are reimbursed at cost.

Either party to the TSA may terminate the agreement (i) with respect to any individual service in full for convenience upon 30 days’ prior written notice for certain services and reduced for other services after a 90-day period. The TSA may be terminated in its entirety if the other party has failed to perform any of its material obligations and such failure is not cured within 30 days. The TSA provides for customary indemnification and limits on liability. Amounts billed under the TSA are due 30 days from receipt of the related invoice. During the year ended December 31, 2023 the Company was billed $284.1 million as due to the Seller under the TSA, respectively, primarily for reimbursement at cost of payments to vendors of the Sprint Business. During the year ended December 31, 2023 the Company paid $217.2 million to the Seller under the TSA. As of December 31, 2023, the Company owed $66.9 million to the Seller and the Seller owed $4.5 million to the Buyer under the TSA agreement. The amounts due to the Seller are primarily reimbursements for payments to Sprint Business vendors paid by the Seller for the Company until these vendors are fully transitioned to the Company. The amounts due from the Seller are primarily reimbursements for severance costs related to Sprint Business employees and services provided by the Company for the Seller.

Other Services Provided to Seller

In addition, on the Closing Date, the Buyer and TMUSA entered into a commercial agreement (“Commercial Agreement”) for colocation and connectivity services, pursuant to which the Company will provide such services to TMUSA for a per service monthly fee plus certain third-party costs incurred in providing the services. During the year ended December 31, 2023, the Company recorded $23.9 million from TMUSA as service revenue under the Commercial Agreement. As of December 31, 2023, TMUSA owed $1.6 million to the Company under the Commercial Agreement. These amounts are included in accounts receivable.

Acquisition-Related Costs

In connection with the Transaction and negotiation of the Purchase Agreement, the Company has incurred professional fees and $16.2 million of reimbursed severance costs, in the year ended December 31, 2023, with such professional fees and reimbursed severance costs totaling $18.5 million and $2.2 million for the years ended December 31, 2023 and 2022, respectively.

Consideration

The acquisition-date fair value of consideration to be received from the Transaction totaled $607.2 million and comprised of the following:

(In thousands)	May 1, 2023
Estimated working capital payments made to the Seller, net of severance reimbursements (a)	$49,865
Estimated Purchase Agreement payment to be received from the Seller, net of discount of $15,614 (b)	36,696
Amounts due from the Seller – IP Transit Services Agreement, net of discount of $79,610 (c)	620,390
Total to be received from the Seller	657,086
Total net consideration to be received from the Seller (d)	607,221

(a) Includes $61.1 million paid to the Seller on the Closing Date and an accrual of $5.0 million due to the Seller. During the third quarter of 2023, the Working Capital Adjustment was increased by $1.5 million. Includes an offsetting $16.2 million in severance reimbursement payments received from the Seller recorded as a measurement period adjustment during the fourth quarter. A final determination of the Working Capital Adjustment is expected by the end of the first quarter of 2024.

(b) Under the Purchase Agreement, 50% of the assumed short-term operating lease liabilities totaling $52.3 million is to be paid to the Company from the Seller in four equal installments in months 55-58 from the Closing Date and is recorded at its present value resulting in a discount of $15.6 million. During the third quarter of 2023, the Short-term Lease Payment was reduced by $4.8 million. A final determination of the Short-term Lease Payment is expected by the end of the first quarter of 2024.

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

(d) Cash consideration was $1

Fair Value of Assets Acquired and Liabilities Assumed and Gain on Bargain Purchase

The Company accounted for the Transaction as a business combination under ASC 805. Under ASC 805, the identifiable assets acquired and liabilities assumed were recorded at their fair values as of the Closing Date. Assigning fair market values to the assets acquired and liabilities assumed at the date of an acquisition requires the use of significant judgment regarding estimates and assumptions. For the fair values of the assets acquired and liabilities assumed, the Company used the cost, income and market approaches, including market participant assumptions. The fair value of the identifiable assets acquired (including amounts due under the IP Transit Services Agreement) were in excess of the liabilities assumed and the net consideration to be paid resulting in a gain on bargain purchase of $1.4 billion.

During the third quarter of 2023, the Company recorded a measurement period adjustment to reclassify $24.9 million from right-of-use leased assets (net of related unfavorable lease liability amount) to finance lease assets (presented within property and equipment) and a measurement period adjustment to reclassify $160.9 million from operating lease liabilities to finance lease liability. During the fourth quarter of 2023, the Company recorded the following measurement period adjustments resulting in an increase to the gain on bargain purchase of $254.0 million. Excluding the impact to the bargain purchase gain, the corresponding impact from these adjustments to the condensed consolidated statements of comprehensive loss for the three-month period ended September 30, 2023 and for the period from May 1, 2023 to December 31, 2023 was not material.

●	An intangible asset totaling $458.0 million for acquired IPv4 addresses. This asset was recorded once management determined both the quantity of IPv4 addresses for which title was transferred and the valuation approach. Because of the novel nature of this asset and that the Transaction has resulted in a material bargain purchase gain, management recorded the asset after appropriate consideration of the valuation approach, in the context of a distressed business.

●	A reduction to an intangible asset, acquired customer relationships, totaling $41.0 million from revisions to certain assumptions.
●	A reduction to acquired owned property totaling $86.4 million from revisions to certain assumptions.
●	Severance reimbursement payments received from the Seller Includes totaling $16.2 million recorded as a measurement period adjustment during the fourth quarter.
●	Other less significant adjustments.
●	An increase to the net deferred tax liability totaling $89.5 million from the impact of the adjustments noted above.

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

The following table summarizes the fair values for each major class of assets acquired and liabilities assumed at the Closing Date. The Company retained the services of certified valuation specialists to assist with assigning values to certain acquired assets and assumed liabilities. The amounts presented are provisional and are subject to change as the Company refines the estimates and inputs used in the calculations of the assets acquired and liabilities assumed. The Company believes that estimates that are potentially subject to change include the valuations of IPv4 addresses, property and equipment, right-of-use leased assets, operating lease liabilities and the related income tax effects from such estimate revisions.

May 1, 2023
Assets
Current assets:
Cash and cash equivalents	$47,074
Accounts receivable	39,948
Prepaid expenses and other current assets	22,777
Total current assets	109,799
Total property and equipment	965,715
Right-of-use leased assets	311,022
Intangible assets	474,000
Deposits and other assets	7,521
Total assets	$1,868,057
Liabilities
Current liabilities:
Accounts payable	$13,313
Accrued and other current liabilities	36,628
Current maturities, operating lease liabilities	74,562
Current maturities, finance lease liabilities	39,559
Total current liabilities	164,062
Operating lease liabilities, net of current maturities	251,573
Finance lease liabilities, net of current maturities	121,342
Deferred income tax liabilities	496,500
Other long-term liabilities	35,366
Total liabilities	1,068,843
Fair value of net assets acquired	$799,214
Gain on bargain purchase
Fair value of net assets acquired	$799,214
Total net consideration to be received from the Seller, net of discounts - see table above	607,221
Gain on bargain purchase	$1,406,435

Acquired Property & Equipment

The Company acquired property and equipment of $965.7 million. This is primarily comprised of the legacy Sprint network and consists of optical fiber, related equipment, and owned real estate which were valued using a combination of the cost and market approaches. Management intends to operate the acquired business; however, management valued these assets using factors which represent an orderly liquidation value, to approximate the highest and best use of assets acquired in a distressed business.

The estimated fair value of the optical fiber on the Transaction date is $369.2 million. The valuation requires the estimation of the total replacement cost per mile of fiber and a factor to reflect the orderly liquidation value. There is not active market data for these assumptions and these assumptions are inherently subjective. Market participants could have differing views on these assumptions, which could result in a materially different fair value of the optical fiber.

Acquired Leases

The Company acquired a portfolio of lease arrangements for the lease of dark fiber, rights-of-way and facilities. In accordance with ASC 805 and ASC 842, the acquired leases are accounted for as if the leases are new at the acquisition date however, the Company will retain the lease classification from the Seller. The Company followed its historical policies with respect to evaluating the renewal periods of the acquired leases and estimating the incremental borrowing rate. The Company also evaluated the leases for unfavorable terms and recorded an adjustment for unfavorable market terms of $151.1 million, was valued using the income approach, and which is presented net of the corresponding right of use assets.

Acquired Intangible Assets

Intangible assets acquired include $458.0 million of IPv4 address intangible assets and $16.0 million of acquired customer relationships. The fair value measurement of the IPv4 addresses was based on recent auction prices and a factor to incorporate the uncertainty for how the market for IPv4 addresses will function in the future. The Company believes that these IPv4 addresses have an indefinite useful live and are not being amortized. The Company evaluates these assets for impairment on the first day of the fourth quarter. There was no impairment recorded during the period from May 1, 2023 through December 31, 2023.

The acquired customer relationships have an estimated useful life of nine years and the estimated fair value was determined using a market based income approach. Amortization expense for the year ended December 31, 2023 was $1.3 million. Future amortization expense of the customer relationships is $1.8 million per year for eight years.

Acquired Asset Retirement Obligations

In connection with the Transaction, the Company assumed $32.0 million of asset retirement obligations primarily related to restoration obligations for acquired leases which was valued using the income approach. The obligations and corresponding asset retirement assets are being accreted and amortized over approximately four years. Accretion of the asset retirement obligations (recorded as an increase to network operations expenses) and amortization of the asset retirement assets (recorded as depreciation and amortization expenses) for the year ended December 31, 2023 were $1.7 million and $5.1 million, respectively. In accordance with ASC 410, the Company has not recorded an asset retirement obligation related to the removal of the acquired optical fiber because a settlement date for which to remove the fiber is indeterminable and therefore a reasonable estimation of fair value cannot be made.

Reassessment of Bargain Purchase Gain

Because the fair value of the identifiable assets acquired and liabilities assumed exceeded the fair value of the consideration transferred, the Company recorded a material bargain purchase gain. Consequently, the Company reassessed the recognition and measurement of identifiable assets acquired and liabilities assumed in accordance with ASC 805-30-25-4 and concluded that all acquired assets and assumed liabilities were recognized and that the valuation procedures and resulting measures were appropriate.

Pro Forma Information

The following unaudited pro forma financial information gives effect to the Transaction as if it had been completed on January 1, 2022. The pro forma adjustments are based on historically reported transactions by the respective companies. The pro forma results do not include anticipated synergies or other expected benefits of the acquisition. The pro forma results for the year ended December 31, 2023 include the historical results of the Sprint Business through April 30, 2023 and the combined results of the Company and the Sprint Business for the eight months ended December 31, 2023. The unaudited pro forma information is based upon available information and certain assumptions that the Company believes are reasonable under the circumstances. Actual results may differ materially from the assumptions within the accompanying unaudited pro forma financial information. The purchase adjustments are preliminary and subject to change as additional analyses are performed and finalized. The selected unaudited pro forma condensed combined financial information is provided for illustrative purposes only and does not purport to represent what the actual consolidated results of operations would have been had the Transaction actually occurred on January 1, 2022, nor do they purport to project the future consolidated results of operations.

	Year	Year
	Ended	Ended
(In thousands) (unaudited)	December 31, 2023	December 31, 2022
Service revenue	$1,121,680	$1,170,904
Operating loss from continuing operations	(304,931)	(713,576)
Net income	1,108,873	596,762

The pro forma results for the year ended December 31, 2022 include estimates for the gain on bargain purchase related to the Transaction of $1.4 billion, interest income from the amortization of the discount recorded under the IP Transit Services Agreement of $36.2 million, a net increase to historical depreciation expense based on the fair value of property and equipment and the impact of the finance lease adjustment discussed above, of $58.0 million, amortization expense related to the customer relationship intangible assets of $1.8 million, the elimination of amounts charged from the parent company to the Sprint Business as autonomous entity expense adjustments of $45.7 million, amortization of unfavorable lease liabilities of $3.0 million, a reduction to network operations expense of $50.4 million and an increase to interest expense of $10.9 million from the impact of the finance lease adjustment discussed above, and the impact to income tax expense from the pro-forma and autonomous entity adjustments of $17.2 million. The historical results of the Sprint Business for the year ended December 31, 2022 include a loss on impairment of $477.3 million and a gain on the sale of IP addresses of $120.8 million.

The pro forma results for the year ended December 31, 2023 include the gain on bargain purchase related to the Transaction of $1.4 billion, interest income from the amortization of the discount recorded under the IP Transit Services Agreement of $14.7 million, a net increase to historical depreciation expense based on the fair value of property and equipment and the impact of the finance lease adjustment discussed above of $28.3 million, amortization expense related to the customer relationship intangible assets of $0.6 million, amortization of unfavorable lease liabilities of $1.0 million, a reduction to network operations expense of $16.8 million and an increase to interest expense of $3.9 million from the impact of the finance lease adjustment discussed above, and the impact to income tax expense from the pro-forma adjustments of $0.2 million.

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

		Current-period
	Balance at	Provision for	Write offs	Balance at
	Beginning	Expected Credit	Charged Against	End of
Description	of Period	Losses	Allowance	Period
Allowance for credit losses (deducted from accounts receivable)
Year ending December 31, 2023	$2,303	$10,475	$(9,101)	$3,677
Year ending December 31, 2022	$1,510	$4,318	$(3,525)	$2,303
Year ending December 31, 2021	$1,921	$5,595	$(6,006)	$1,510

The current-period provision for expected credit losses is net of bad debt recoveries of $1.9 million, $1.9 million and $2.2 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 replaced most existing lease accounting guidance. The Company has elected to apply certain practical expedients under ASU 2016-02 including not separating lease and non-lease components on its finance and operating leases, not reassessing whether any existing contracts contained leases, not reconsidering lease classification, not reassessing initial direct costs and using hindsight in determining the reasonably certain term of its leases.

	Year	Year
	Ended	Ended
	December 31, 2023	December 31, 2022

Finance lease cost amortization of right-of-use assets	$64,698	$28,915
Interest expense on finance lease liabilities	34,940	23,317
Operating lease cost	92,763	18,331
Total lease costs	192,401	70,563
Other lease information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	(33,080)	(23,317)
Operating cash flows from operating leases	(93,924)	(18,836)
Financing cash flows from finance leases	(77,362)	(45,472)
Right-of-use assets obtained in exchange for new finance lease liabilities	232,468	107,875
Right-of-use assets obtained in exchange for new operating lease liabilities	13,682	11,168
Weighted-average remaining lease term — finance leases (in years)	11.5	13.5
Weighted-average remaining lease term — operating leases (in years)	12.2	16.6
Weighted average discount rate — finance leases	7.6%	8.6%
Weighted average discount rate — operating leases	8.1%	5.4%

Finance leases—fiber lease agreements

The Company has entered into lease agreements with numerous providers of dark fiber under indefeasible-right-of-use agreements (“IRUs”). These IRUs typically have initial terms of 15-20 years and include renewal options after the initial lease term. The Company establishes the number of renewal option periods used in determining the lease term based upon its assessment at the inception of the lease of the number of option periods for which failure to renew the lease imposes a penalty in such amount that renewal appears to be reasonably certain. The option to renew may be automatic, at the option of the Company or mutually agreed to between the dark fiber provider and the Company. Once the Company has accepted the related fiber route, leases that meet the criteria for treatment as finance leases are recorded as a finance lease obligation and an IRU asset. The interest rate used in determining the present value of the aggregate future minimum lease payments is the Company’s incremental borrowing rate for the reasonably certain lease term. The determination of the Company’s incremental borrowing rate requires some judgment. Finance lease assets are included in property and equipment in the Company’s consolidated balance sheets. As of December 31, 2023, the Company had committed to additional dark fiber IRU lease agreements totaling $242.8 million in future payments to be paid over periods of up to 20 years. These obligations begin when the related fiber is accepted, which is generally expected to occur in the next 12 months.

Operating leases

The Company leases office space, rights-of-way, dark fiber and certain data center facilities under operating leases. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments under the lease. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the reasonably certain lease term. The implicit rates within the Company’s operating leases are generally not determinable and the Company uses its incremental borrowing rate at the lease commencement date to determine the present value of its lease payments. The determination of the Company’s incremental borrowing rate requires some judgment. The Company determines its incremental borrowing rate for each lease using its current borrowing rate, adjusted for various factors including level of collateralization and term to align with the term of the lease. Certain of the Company’s leases include options to extend or terminate the lease. The Company establishes the number of renewal option periods used in determining the operating lease term based upon its assessment at the inception of the operating lease of the number of option periods for which failure to renew the lease imposes a penalty in such amount that renewal appears to be reasonably certain. The option to renew may be automatic, at the option of the Company or mutually agreed to between the landlord or dark fiber provider and the Company. Once the Company has accepted the related fiber route or the facility lease term has begun, the present value of the aggregate future minimum operating lease payments is recorded as an operating lease liability and a right-of-use leased asset. Lease incentives and deferred rent liabilities for facilities operating leases are presented with, and netted against, the right-of-use leased asset. Lease expense for lease payments is recognized on a straight-line basis over the term of the lease.

The future minimum payments under these operating lease and finance lease agreements are as follows (in thousands):

	Operating	Finance
For the twelve months ending December 31,	Leases	Leases
2024	$79,272	$100,357
2025	62,443	95,370
2026	57,600	91,955
2027	51,511	41,469
2028	48,154	40,198
Thereafter	328,298	382,361
Total minimum lease obligations	627,278	751,710
Less—amounts representing interest	(229,221)	(267,195)
Present value of minimum lease obligations	398,057	484,515
Current maturities	(67,962)	(64,594)
Lease obligations, net of current maturities	$330,095	$419,921

Revenue recognition

The Company recognizes revenue under ASU No. 2014-09, Revenue from Contracts with Customers (“ASC 606”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. Under ASC 606 installation fees for contracts with terms longer than month-to-month are recognized over the contract term. The Company believes that the installation fee does not give rise to a material right as defined by ASC 606 for contracts with terms longer than month-to-month. The Company recognizes revenue over the estimated average customer life for installation fees associated with month-to-month contracts, because the installation fee represents a material right as defined by ASC 606. The Company capitalizes certain contract acquisition costs that relate directly to a customer contract, including commissions paid to its sales team and sales agents and amortizes these costs on straight-line basis over the period the services are transferred to the customer for commissions paid to its sales team (estimated customer life) and over the remaining original contract term for agent commissions. Management assesses these costs for impairment at least quarterly and as “triggering” events occur that indicate it is more likely than not that an impairment exists. These contract costs were $24.3 million as of December 31, 2023 and were $23.7 million as of December 31, 2022.

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

Fees billed in connection with customer installations are deferred (as deferred revenue) and recognized as noted above. To the extent a customer contract is terminated prior to its contractual end the customer is subject to termination fees. The Company vigorously seeks payment of termination fees. The Company recognizes revenue for termination fees as they are collected. Service revenue recognized from amounts in deferred revenue (contract liabilities) at the beginning of the period during the years ended December 31, 2023, 2022 and 2021 was $4.9 million, $5.0 million and $4.6 million, respectively. Amortization expense for contract costs for the years ended December 31, 2023, 2022 and 2021 was $19.3 million, $19.4 million and $18.4 million, respectively.

Gross receipts taxes, universal service fund and other surcharges

Revenue recognition standards include guidance relating to taxes or surcharges assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer and may include, but are not limited to, gross receipts taxes, excise taxes, Universal Service Fund fees and certain state regulatory fees. Such charges may be presented gross or net based upon the Company’s accounting policy election. The Company records certain excise taxes and surcharges on a gross basis and includes them in its revenues and costs of network operations. Excise taxes and surcharges billed to customers and recorded on a gross basis (as service revenue and network operations expense) were $50.2 million, $15.4 million, and $18.5 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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

At December 31, 2023 and December 31, 2022, the carrying amount of cash and cash equivalents, restricted cash, accounts receivable, prepaid and other current assets, accounts payable, and accrued expenses approximated fair value because of the short-term nature of these instruments. The Company measures its cash equivalents and restricted cash at amortized cost, which approximates fair value based upon quoted market prices (Level 1). Based upon recent trading prices (Level 2—market approach), at December 31, 2023, the fair value of the Company’s $500.0 million senior secured notes due 2026 was $477.5 million, the fair value of the Company’s $450.0 million senior unsecured notes due 2027 was $451.1 million and the estimated fair value of the Company’s Swap Agreement was $38.7 million.

Restricted cash and interest rate swap agreement

Restricted cash represents amounts held in segregated bank accounts by our clearing broker as margin in support of our Swap Agreement, as discussed in Note 4, and was $38.7 million as of December 31, 2023. Additional cash may be further restricted to maintain our interest rate swap instrument as interest rates fluctuate and margin requirements change. The Company does not use derivative financial instruments for trading purposes.

Concentrations of credit risk

The Company’s assets that are exposed to credit risk consist of its cash and cash equivalents, other assets and accounts receivable. As of December 31, 2023 and 2022, the Company’s cash equivalents were invested in demand deposit accounts, overnight investments and money market funds. The Company places its cash equivalents in instruments that meet high-quality credit standards as specified in the Company’s investment policy guidelines. Accounts receivable are due from customers located in major metropolitan areas in the United States, Europe, Canada, Mexico, South America, Oceania and Africa. Receivables from the Company’s net-centric (wholesale) customers are generally subject to a higher degree of credit risk than the Company’s corporate customers.

The Company relies upon a limited number of equipment vendors for the majority of its network equipment and is also dependent upon many third-party fiber providers for providing its services to its customers.

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

Depreciation and amortization periods are as follows:

Type of asset	Depreciation or amortization period
Indefeasible rights of use (IRUs)	Shorter of useful life or the IRU lease agreement; generally 15 to 20 years
Network equipment	2 to 8 years
Leasehold improvements	Shorter of lease term, including reasonably assured renewal periods, or useful life
Software	5 years
Owned buildings	16 to 40 years
Office and other equipment	2 to 7 years
Asset retirement obligations	4 years
System infrastructure	2 to 14 years

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

The following details the determination of the diluted weighted average shares:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2023	2022	2021
Weighted average common shares—basic	47,373,361	46,875,992	46,419,180
Dilutive effect of stock options	15,380	16,064	34,007
Dilutive effect of restricted stock	448,771	315,242	510,733
Weighted average common shares—diluted	47,837,512	47,207,298	46,963,920

The following details unvested shares of restricted common stock as well as the anti-dilutive effects of stock options and restricted stock awards outstanding:

	December 31,	December 31,	December 31,
	2023	2022	2021
Unvested shares of restricted common stock	1,261,623	1,164,021	1,253,321
Anti-dilutive options for common stock	118,985	105,556	45,809
Anti-dilutive shares of restricted common stock	11,365	541,608	86,619

2. Property and equipment:

Property and equipment consisted of the following (in thousands):

	December 31,
	2023	2022
Owned assets:
Network equipment	$983,996	$673,479
Leasehold improvements	297,785	263,861
System infrastructure	607,060	171,694
Software	12,747	11,277
Office and other equipment	26,656	22,071
Buildings and improvements	146,402	6,140
Land	135,877	101
Asset retirement obligations	34,951	—
	2,245,474	1,148,623
Less—Accumulated depreciation and amortization	(1,124,385)	(949,277)
	1,121,089	199,346
Assets under finance leases:
IRUs	701,902	566,283
Less—Accumulated depreciation and amortization	(285,174)	(221,199)
	416,728	345,084
Property and equipment, net	$1,537,817	$544,430

Depreciation and amortization expense related to property and equipment and finance leases was $229.9 million, $92.2 million and $89.2 million, for the years ended December 31, 2023, 2022 and 2021, respectively.

The Company capitalizes the compensation cost of employees directly involved with its construction activities. In the years ended December 31, 2023, 2022 and 2021, the Company capitalized compensation costs of $35.5 million, $12.6 million and $13.4 million, respectively. These amounts are included in system infrastructure costs.

3. Accrued and other liabilities:

Accrued and other current liabilities consist of the following (in thousands):

	December 31,
	2023	2022
Operating accruals	$31,254	$19,488
Interest rate swap agreement - current portion	21,568	20,267
Deferred revenue—current portion	6,549	4,911
Payroll and benefits	13,696	11,880
Taxes—non-income based	41,820	2,687
Interest	5,636	4,656
Total	$120,523	$63,889

4. Long-term debt:

As of December 31, 2023, the Company had outstanding $450.0 million aggregate principal amount of Senior Unsecured Notes due 2027 (the “2027 Notes”) and $500.0 million aggregate principal amount of Senior Secured Notes due 2026 (the “2026 Notes”). The 2027 Notes were issued in June 2022, are due on June 15, 2027 and bear interest at a rate of 7.00% per year. Interest on the 2027 Notes is paid semi-annually on June 15 and December 15 of each year. The 2026 Notes were issued in May 2021, are due on May 1, 2026 and bear interest at a rate of 3.50% per year. Interest on the 2026 Notes is paid semi-annually on May 1 and November 1 of each year. In June 2022, the Company redeemed and extinguished its €350.0 million aggregate principal amount of Senior Unsecured Euro Notes due 2024 (the “2024 Notes”). The 2024 Notes were due on June 30, 2024 and bore interest at a rate of 4.375% per year. Interest on the 2024 Notes was paid semi-annually on June 30 and December 30 of each year.

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

The net proceeds from the 2027 Notes offering were $446.0 million after deducting the $2.7 million discount and $1.3 million of offering expenses. The Company used a portion of the net proceeds from the 2027 Notes offering to redeem its 2024 Notes. The Company expects to use the remaining net proceeds from the 2027 Notes offering for general corporate purposes, and/or to repurchase the Company’s common stock or for special or recurring dividends to the Company’s stockholders. In connection with full redemption of its 2024 Notes, Group issued a conditional notice of full redemption to holders of the 2024 Notes, specifying June 30, 2022 as the redemption date (the “Redemption Date”). On the 2027 Notes Closing Date, Group satisfied and discharged its obligations under the 2024 Notes by depositing with a designee of the trustee for the 2024 Notes sufficient funds to pay the principal of the Premium (defined below) and accrued and unpaid interest on the Euro Notes to the Redemption Date. The 2024 Notes were issued in Euros and were reported in the Company’s reporting currency, US dollars, until they were extinguished and redeemed. Prior to the redemption of the 2024 Notes, the gains on foreign exchange on the 2024 Notes from converting Euros into US dollars were $31.6 million and $32.5 million for 2022 and 2021, respectively.

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

The 2024 Notes bore interest at a rate of 4.375% per annum and was paid semi-annually in arrears on June 30 and December 30 of each year. The 2024 Notes were scheduled to mature on June 30, 2024. The 2024 Notes were issued in Euros and were reported in the Company’s reporting currency — US dollars. As of December 31, 2020, the Company’s €350.0 million of 2024 Notes were valued at $429.3 million. As of December 31, 2021, the 2024 Notes were valued at $397.0 million, resulting in a gain on foreign exchange of $32.5 million for the year ended December 31, 2021.

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

In May 2021, Group redeemed the 2022 Notes, as noted above.

Limitations under the indentures

The 2027 Notes Indenture and the 2026 Notes Indenture (the “Indentures”), among other things, limit the Company’s ability to incur indebtedness; to pay dividends or make other distributions; to make certain investments and other restricted payments; to create liens; to consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; to incur restrictions on the ability of a subsidiary to pay dividends or make other payments; and to enter into certain transactions with its affiliates. There are certain exceptions to the limitations on the Company’s ability to incur indebtedness under the Indentures, including IRU agreements incurred in the normal course of business and any additional indebtedness if the Company’s consolidated leverage ratio, as defined in the Indentures, is less than 6.0 to 1.0 or the Company’s fixed charge coverage ratio, as defined in the Indentures, is 2.0 to 1.0 or greater. The Company can also incur unlimited liens (which can be used, together with capacity under the debt covenant, to incur additional secured indebtedness) if the Company’s consolidated secured leverage ratio, as defined in the Indentures, is less than 4.0 to 1.0. Under the Indentures, the Company can pay dividends, make other distributions, make certain investments and make other restricted payments under certain circumstances, including if, after giving pro forma effect to such restricted payment, the Company could still incur $1 of indebtedness, as defined (i.e., either its consolidated leverage ratio is less than 6.0 to 1.0 or its fixed charge coverage ratio is 2.0 to 1.0 or greater). As of December 31, 2023, the Company’s consolidated leverage ratio was below 6.0, the Company’s consolidated secured leverage ratio was below 4.0 and the Company’s fixed charge coverage ratio was above 2.0. As of December 31, 2023, a total of $511.3 million (inclusive of a $250.0 general basket) was unrestricted and permitted for restricted payments, including dividends and stock purchases.

The aggregate future contractual maturities of long-term debt were as follows as of December 31, 2023 (in thousands):

For the year ending December 31,
2024	$—
2025	—
2026	500,000
2027	450,000
2028	—
Thereafter	—
Total	$950,000

Interest rate swap agreement

As of December 31, 2023, the Company was party to an interest rate swap agreement (the “Swap Agreement”) that has the economic effect of modifying the fixed interest rate obligation associated with its 2026 Notes to a variable interest rate obligation based on the Secured Overnight Financing Rate (“SOFR”) so that the interest payable on the 2026 Notes effectively became variable based on overnight SOFR. The critical terms of the Swap Agreement match the terms of the 2026 Notes, including the notional amount and the optional redemption date on February 1, 2026. The Company did not elect hedge accounting for the Swap Agreement. The Swap Agreement is recorded at its fair value at each reporting period, and the Company incurs gains and losses due to changes in market interest rates. By entering into the Swap Agreement, the Company has assumed the risk associated with variable interest rates. Changes in interest rates affect the valuation of the Swap Agreement that the Company recognizes in its consolidated statements of comprehensive income. The values that the Company reports for the Swap Agreement as of each reporting date are recognized as “change in valuation – interest rate swap” with the corresponding amounts included in assets or liabilities in the Company’s consolidated balance sheets. As of December 31, 2023 the fair value of the Swap Agreement was a net liability of $38.7 million of which $21.6 million is presented with accrued and other current liabilities and $17.1 million is presented with other long-term liabilities. As of December 31, 2022 the fair value of the Swap Agreement was a net liability of $52.1 million of which $20.3 million is presented with accrued and other current liabilities and $31.9 million is presented with other long-term liabilities. In the years ended December 31, 2023, 2022 and 2021, the Company recorded gains (losses) related to the Swap Agreement of $13.4 million, ($43.1) million and ($9.0) million, respectively. The Company has made a $38.8 million deposit with the counterparty to the Swap Agreement. If the fair value of the Swap Agreement exceeds a net liability of $38.8 million the Company will be required to deposit additional funds with the counterparty equal to the net liability fair value. As of December 31, 2023, $38.7 million of the deposit was restricted and $0.1 million was unrestricted.

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

5. Income taxes:

The components of income before income taxes consist of the following (in thousands):

	Years Ended December 31,
	2023	2022	2021
Domestic	$1,217,084	$34,784	$73,753
Foreign	2,393	(8,408)	(2,333)
Total income before income taxes	$1,219,477	$26,376	$71,420

The income tax expense is comprised of the following (in thousands):

	Years Ended December 31,
	2023	2022	2021
Current:
Federal	$(3,638)	$—	$—
State	(11,868)	(4,195)	(3,116)
Foreign	(203)	(496)	(1,833)
Deferred:
Federal	53,393	(16,299)	(17,959)
State	16,086	(143)	(2,348)
Foreign	194	(97)	2,021
Total income tax benefit (expense)	$53,964	$(21,230)	$(23,235)

Our consolidated temporary differences comprising our net deferred tax assets are as follows (in thousands):

	December 31,
	2023	2022
Deferred Tax Assets:
Net operating loss carry-forwards	$244,306	$226,625
Interest expense limitation	34,828	12,331
Accrued liabilities and other	12,055	9,972
Operating leases	107,563	32,769
Total gross deferred tax assets	398,752	281,697
Valuation allowance	(136,533)	(140,895)
	262,219	140,802
Deferred Tax Liabilities:
Property & equipment	295,630	61,761
Intangibles	118,727	—
Deferred consideration – IP Transit Services Agreement	114,844	—
Investment in foreign subsidiaries	100,081	96,977
Right-of-use assets	104,435	29,710
Gross deferred tax liabilities	733,717	188,448
Net deferred tax liabilities	$471,498	$47,646

The acquisition of Sprint was an asset acquisition for tax purposes. The Company recorded a net, deferred tax liability of $494 million which represents the difference in book basis and tax basis of the assets acquired and liabilities assumed. The Seller indemnified the Company for historical tax exposures and the estimated indemnification asset is not material.

At each balance sheet date, the Company assesses the likelihood that it will be able to realize its deferred tax assets. The Company considers all available positive and negative evidence in assessing the need for a valuation allowance. The Company maintains a full valuation allowance against certain of its deferred tax assets consisting primarily of net operating loss carryforwards related to its foreign operations in Europe, South America, Oceania and Africa.

As of December 31, 2023, the Company has combined net operating loss carry-forwards of $1.0 billion. This amount includes federal net operating loss carry-forwards in the United States of $23.5 million, net operating loss carry-forwards related to its European operations of $960.4 million and $19.5 million related to its other international operations. Section 382 of the Internal Revenue Code in the United States limits the utilization of net operating losses when ownership changes, as defined by that section, occur. The Company has performed an analysis of its Section 382 ownership changes and has determined that the utilization of certain of its net operating loss carryforwards in the United States is limited based on the annual Section 382 limitation and remaining carryforward period. Of the net operating losses available at December 31, 2023 in the United States $19.2 million are limited for use under Section 382. Net operating loss carryforwards outside of the United States totaling $979.9 million are not subject to limitations similar to Section 382. The net operating loss carryforwards in the United States will expire, if unused, in 2025. The net operating loss carry-forwards related to the Company’s European operations include $820.0 million that do not expire and $140.4 million that expire between 2024 and 2038.

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

In the normal course of business the Company takes positions on its tax returns that may be challenged by taxing authorities. The Company evaluates all uncertain tax positions to assess whether the position will more likely than not be sustained upon examination. If the Company determines that the tax position is not more likely than not to be sustained, the Company records a liability for the amount of the benefit that is not more likely than not to be realized when the tax position is settled. The Company does not have a material liability for uncertain tax positions at December 31, 2023 and does not expect that its liability for uncertain tax positions will materially increase during the twelve months ended December 31, 2024, however, actual changes in the liability for uncertain tax positions could be different than currently expected. If recognized, changes in the Company’s total unrecognized tax benefits would impact the Company’s effective income tax rate.

The Company or one of its subsidiaries files income tax returns in the US federal jurisdiction and various state and foreign jurisdictions. The Company is subject to US federal tax and state tax examinations for years 2005 to 2023. The Company is subject to tax examinations in its foreign jurisdictions generally for years 2005 to 2023.

The following is a reconciliation of the Federal statutory income taxes to the amounts reported in the financial statements (in thousands).

	Years Ended December 31,
	2023	2022	2021
Federal income tax expense at statutory rates	$(256,086)	$(5,537)	$(14,999)
Effect of:
State income taxes, net of federal benefit	3,722	(1,700)	(4,123)
Impact of foreign operations	868	(651)	715
Non-deductible expenses	(2,783)	(2,679)	(1,365)
Bargain purchase gain - Sprint Business acquisition	295,351	—	—
Tax effect of TCJA from foreign earnings	(490)	(360)	(389)
Changes in valuation allowance	13,382	(10,303)	(3,074)
Income tax benefit (expense)	$53,964	$(21,230)	$(23,235)

6. Commitments and contingencies:

Current and potential litigation

In accordance with the accounting guidance for contingencies, the Company accrues its estimate of a contingent liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Where it is probable that a liability has been incurred and there is a range of expected loss for which no amount in the range is more likely than any other amount, the Company accrues at the low end of the range. The Company reviews its accruals at least quarterly and adjusts them to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular matter. The Company has taken certain positions related to its obligations for leased circuits for which it is reasonably possible to result in a loss of up to $4.1 million in excess of the amount accrued at December 31, 2023.

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

Network equipment sites and data center facilities

The Company enters into service agreements related to network equipment sites and for data center facilities. Future minimum annual payments under these arrangements are as follows (in thousands):

For the year ending December 31,
2024	$38,572
2025	18,713
2026	15,169
2027	5,745
2028	2,262
Thereafter	496
$80,957

Expenses related to these arrangements were $29.1 million in 2023, $21.8 million in 2022 and $22.0 million in 2021. Short - term lease expense was $9.8 million for 2023.

Unconditional purchase obligations

Unconditional purchase obligations for equipment and services totaled $62.8 million at December 31, 2023. As of December 31, 2023, the Company had also committed to additional dark fiber IRU finance and operating lease agreements totaling $242.8 million in future payments to be paid over periods of up to 20 years. These obligations begin when the related fiber is accepted, which is generally expected to occur in 2024. Future minimum payments under these dark fiber IRU obligations are $28.9 million, $12.7 million, $11.0 million, $11.0 million and $11.0 million for the years ending December 31, 2024 to December 31, 2028, respectively, and $168.2 million, thereafter.

Defined contribution plan

The Company sponsors a 401(k) defined contribution plan that provides for a Company matching payment. The Company matching payments were paid in cash and were $2.3 million for 2023, $0.9 million for 2022 and $0.9 million for 2021.

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

Common stock buybacks

The Company’s Board of Directors has approved $50.0 million for purchases of the Company’s common stock under a buyback program (the “Buyback Program”). At December 31, 2023, there was $30.4 million remaining for purchases under the Buyback Program.There were no purchases of common stock in 2023, 2022 or 2021.

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

The weighted-average per share grant date fair value of options was $12.81 in 2023, $10.73 in 2022 and $12.22 in 2021. The following assumptions were used for determining the fair value of options granted in the three years ended December 31, 2023:

	Years Ended
	December 31,
Black-Scholes Assumptions	2023	2022	2021
Dividend yield	5.8%	5.9%	4.6%
Expected volatility	33.4%	33.1%	33.4%
Risk-free interest rate	3.8%	3.0%	0.6%
Expected life of the option term (in years)	4.1	4.1	4.2

Stock option activity under the Company’s Award Plan during the year ended December 31, 2023, was as follows:

	Number of	Weighted-Average
	Options	Exercise Price
Outstanding at December 31, 2022	167,991	$58.85
Granted	105,508	$64.90
Cancelled and expired	(49,651)	$64.19
Exercised—intrinsic value $0.5 million; cash received $1.2 million	(25,073)	$48.94
Outstanding at December 31, 2023—$2.8 million intrinsic value and 7.6 years weighted-average remaining contractual term	198,775	$61.97
Exercisable at December 31, 2023—$1.6 million intrinsic value and 6.1 years weighted-average remaining contractual term	96,351	$59.64
Expected to vest—$2.5 million intrinsic value and 7.3 years weighted-average remaining contractual term	167,894	$61.59

A summary of the Company’s non-vested restricted stock awards as of December 31, 2023 and the changes during the year ended December 31, 2023 are as follows:

		Weighted-Average
		Grant Date
Non-vested awards	Shares	Fair Value
Non-vested at December 31, 2022	1,164,021	$66.22
Granted	634,056	$60.05
Vested	(472,564)	$66.84
Forfeited	(63,890)	$66.01
Non-vested at December 31, 2023	1,261,623	$62.89

The weighted average per share grant date fair value of restricted stock granted was $60.05 in 2023 (0.6 million shares), $66.08 in 2022 (0.4 million shares) and $64.59 in 2021 (0.5 million shares). The fair value was determined using the quoted market price of the Company’s common stock on the date of grant. Valuations were obtained to determine the fair value for the shares granted to the Company’s CEO that are subject to the total shareholder return of the Company’s common stock compared to the total shareholder return of the Nasdaq Telecommunications Index.

	Years Ended
	December 31,
Additional Award Plan Information – Related to Stock Options & Restricted Stock (thousands)	2023	2022	2021
Equity-based compensation expense	$26,924	$24,439	$26,822
Income tax benefit related to stock options and restricted stock	3,307	2,489	6,314
Capitalized compensation expense related to stock options and restricted stock	3,541	2,277	3,222
Intrinsic value of stock options exercised	456	305	881
Fair value of shares of restricted stock vested	30,113	25,792	35,749

As of December 31, 2023, there was $38.1 million of total unrecognized compensation cost related to non-vested equity-based compensation awards. That cost is expected to be recognized over a weighted average period of 2.0 years.

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

On January 6, 2023, the Company entered into two lease agreements (the “New Leases”), one with Thorium LLC (‘Thorium”) and one with Germanium LLC (“Germanium”), entities owned by the Company’s Chief Executive Officer, David Schaeffer.The first of the New Leases is with Thorium for 54,803 square feet of office space, which serves as office space for the Company replacing a portion of its office space in the Northern Virginia area (“Office Lease”). The second of the New Leases is with Germanium LLC for 1,587 square feet of technical space which serves as network operations space for the Company (“Network Operations Lease”). The term for each of the New Leases is five years beginning on April 1, 2023. Both of the New Leases are cancellable by the Company without penalty upon 60 days written notice. The Company took occupancy of the office space and network operations space in April 2023. The amount of fixed annual rent during the term of the Office Lease is $1.2 million, and the Company is responsible for paying its proportionate share of the building’s operating expenses that exceed a 2023 base year. The amount of fixed annual rent for the Network Operations Lease is $34,914, and the Company is also responsible for paying its metered utility costs and a proportionate share of the building’s other operating expenses that exceed a 2023 base year.

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

The Company paid $2.8 million in 2023, $1.7 million in 2022 and $1.7 million in 2021 for rent and related costs (including taxes and utilities) for this lease for these leases.

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

Year Ended December 31, 2023	On-net	Off-net	Non-core	Total
North America	$406,866	$367,210	$28,614	$802,690
Europe	88,310	19,913	147	108,370
Oceania	15,769	5,587	71	21,427
South America	6,957	684	8	7,649
Africa	687	99	—	786
Total	$518,589	$393,493	$28,840	$940,922

Year Ended December 31, 2022	On-net	Off-net	Non-core	Total
North America	$350,256	$128,486	$619	$479,361
Europe	82,451	16,144	49	98,644
Oceania	13,689	1,271	3	14,963
South America	5,656	174	2	5,832
Africa	727	77	—	804
Total	$452,779	$146,152	$673	$599,604

Year Ended December 31, 2021	On-net	Off-net	Non-core	Total
North America	$340,107	$127,383	$502	$467,992
Europe	87,929	17,729	72	105,730
Oceania	10,197	1,094	1	11,292
South America	4,102	173	1	4,276
Africa	503	4	—	507
Total	$442,838	$146,383	$576	$589,797

	December 31,	December 31,
	2023	2022
Long lived assets, net
North America	$1,959,704	$397,434
Europe and other	163,034	147,005
Total	$2,122,738	$544,439

11. Quarterly financial information (unaudited):

	Three months ended
	March 31,	June 30,	September 30,	December 31,
	2023	2023	2023	2023

	(in thousands, except share and per share amounts)
Service revenue	$153,588	$239,806	$275,429	$272,099
Network operations, including equity-based compensation expense	58,638	137,502	173,594	174,550
Operating income (loss)	24,312	(34,604)	(50,558)	(68,478)
Net income (loss) (1)	6,148	1,123,863	(56,723)	200,153
Net income (loss) per common share - basic	0.13	23.84	(1.20)	4.23
Net income (loss) per common share - diluted	0.13	23.65	(1.20)	4.17
Weighted-average number of common shares—basic	47,037,091	47,137,822	47,227,338	47,353,291
Weighted-average number of common shares—diluted	47,381,226	47,526,207	47,227,338	48,037,841

	Three months ended
	March 31,	June 30,	September 30,	December 31,
	2022	2022	2022	2022

	(in thousands, except share and per share amounts)
Service revenue	$149,175	$148,450	$150,000	$151,979
Network operations, including equity-based compensation expense	57,449	56,514	57,220	56,972
Operating income	28,784	29,566	28,095	27,311
Net income ( loss) (2)	1,137	11,164	(8,007)	851
Net income (loss) per common share - basic	0.02	0.24	(0.17)	0.02
Net income (loss) per common share - diluted	0.02	0.24	(0.17)	0.02
Weighted-average number of common shares—basic	46,575,848	46,691,142	46,736,742	46,885,512
Weighted-average number of common shares—diluted	46,929,191	47,029,446	46,736,742	47,196,890
(1)	Included in net income for the three months ended June 30, 2023, September 30, 2023 and December 31, 2023 are gains (losses) on the bargain purchase of the Sprint Business of $1.2 billon, ($3.3)million, and $254.0 million, respectively. Included in net income (loss) for the three months ended March 31, 2023, June 30, 2023, September 30, 2023 and December 31, 2023 are non - cash (charges) benefits from changes in the valuation of the Swap Agreement of $1.8 million, ($1.3) million, ($4.8) million and $17.7 million, respectively.
(2)	Included in net income for the three months ended March 31, 2022 and June 30, 2022, are unrealized gains on foreign exchange on the 2024 Notes of $8.0 million and $23.5 million, respectively. Included in net income (loss) for the three months ended June 30, 2022, is a loss on debt extinguishment and redemption on the 2024 Notes of $11.9 million. Included in net income (loss) for the three months ended March 31, 2022, June 30, 2022, September 30, 2022 and December 31, 2022 are non-cash charges (benefit) from changes in the valuation of the Swap Agreement of $21.3 million, $7.5 million, $16.9 million and ($2.6) million, respectively.

12. Subsequent Events:

Dividend

On February 28, 2024, the Company’s Board of Directors approved the payment of a quarterly dividend of $0.965 per common share. The dividend for the first quarter of 2024 will be paid to holders of record on March 15, 2024. This estimated $45.7 million dividend payment is expected to be made on April 9, 2024.

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

As required by SEC Rule 13a-15(b), an evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our management, including our principal executive officer and our principal financial officer, concluded that, with the exception of matters discussed below, the design and operation of these disclosure controls and procedures were effective at the reasonable assurance level.

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

On May 1, 2023 we completed the acquisition of Sprint Communications and Subsidiaries (the “Sprint Wireline”). In accordance with the SEC Staff guidance permitting a company to exclude an acquired business from management’s assessment of the effectiveness of internal control over financial reporting for the year in which the acquisition is completed, management excluded the business that we acquired in the Sprint Wireline acquisition from its assessment of the effectiveness of internal control over financial reporting as of December 31, 2023. The business that we acquired in the Sprint Wireline acquisition represented approximately 60% of our total assets as of December 31, 2023 and 30% of our consolidated service revenue for the year ended December 31, 2023.

As required by Rule 13a-15(d) of the Exchange Act, we have assessed our internal control system in relation to criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission (2013 Framework). Aside from the aforementioned Sprint exclusion, based upon these criteria, we believe that, as of December 31, 2023, our system of internal control over financial reporting was effective.

The independent registered public accounting firm, Ernst & Young LLP, has audited our 2023 financial statements. Ernst & Young LLP was given unrestricted access to all financial records and related data, including minutes of all meetings of stockholders, the Board of Directors and committees of the Board. Ernst & Young LLP has issued an unqualified report on our 2023 financial statements as a result of the audit and also has issued an unqualified report on our internal control over financial reporting which is attached hereto.

Cogent Communications Holdings, Inc.

February 29, 2024

By:	/s/ David Schaeffer
David Schaeffer
Chief Executive Officer

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Cogent Communications Holdings, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Cogent Communications Holdings, Inc., and subsidiaries’ internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Cogent Communications Holdings, Inc., and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Sprint Communications and Subsidiaries, acquired on May 1, 2023, which is included in the 2023 consolidated financial statements of the Company and constituted 60% of total assets as of December 31, 2023 and 30% of revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Sprint Communications and Subsidiaries.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Cogent Communications Holdings, Inc. and subsidiaries as of December 31, 2023 and 2022, the related consolidated statements of comprehensive income (loss), shareholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a)2 (collectively referred to as the “consolidated financial statements”) and our report dated February 29, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Tysons, VA

February 29, 2024

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated in this report by reference to the information set forth under the captions entitled “Proposal No. 1- Election of Directors,” “Executive Officers and Significant Employees,” “The Board of Directors and Committees,” and, if applicable, ”Delinquent Section 16(a) Reports” in our Proxy Statement for the 2023 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year (the “2024 Proxy Statement”).

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated in this report by reference to the information set forth under the captions entitled “The Board of Directors and Committees,” “Compensation Discussion and Analysis,” “Employment Agreements and Potential Post-Employment Compensation Arrangements,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the 2024 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated in this report by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in the 2024 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated in this report by reference to the information set forth under the caption “Certain Relationships and Related Transactions” and “The Board of Directors and Committees” in the 2024 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated in this report by reference to the information set forth under the caption “Relationship with Independent Registered Public Accountants” in the 2024 Proxy Statement.

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

4.2	Form of 3.500% Senior Secured Notes due 2026 (previously filed as Exhibit A to the Exhibit 4.1 to our Current Report on Form 8-K, filed on May 11, 2021 and incorporated herein by reference).
4.3

Indenture related to the 7.000% Senior Notes due 2027, dated as of June 22, 2022, among Cogent Communications Group, Inc., the guarantors named therein, and Wilmington Trust, National Association, as trustee and collateral agent (previously filed as Exhibit 4.1 to our Current Report on Form 8-K, filed on June 22, 2022 and incorporated herein by reference).

4.4	Form of 7.00% Senior Secured Notes due 2027 (previously filed as Exhibit A to the Exhibit 4.1 to our Current Report on Form 8-K, filed on June 22, 2022 and incorporated herein by reference).
10.1 **

Dark Fiber IRU Agreement, dated April 14, 2000, between WilTel Communications, Inc. and Cogent Communications, Inc., as amended June 27, 2000, December 11, 2000, January 26, 2001, and February 21, 2001, filed as Exhibit 10.1 to our periodic report on Form 10-Q filed on May 5, 2022 and incorporated herein by reference. **

10.2#

David Schaeffer Employment Agreement with Cogent Communications Group, Inc., dated February 7, 2000 (previously filed as Exhibit 10.6 to our Registration Statement on Form S-4, Commission File No. 333-71684, filed on October 16, 2001, and incorporated herein by reference).

10.3#

David Schaeffer Amendment No. 2 to Employment Agreement with Cogent Communications Group, Inc., dated as of March 12, 2007 (previously filed as Exhibit 10.26 to our Annual Report on Form 10-K, filed on March 14, 2007, and incorporated herein by reference).

10.4#

Amendment No. 3 to Employment Agreement of Dave Schaeffer, dated as of August 7, 2007 (previously filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed on August 8, 2007, and incorporated herein by reference).

10.5#

Amendment No. 4 to Employment Agreement of Dave Schaeffer, dated as of February 26, 2010 (previously filed as Exhibit 10.25 to our Annual Report on Form 10-K, filed on March 1, 2010, and incorporated herein by reference).

10.6#

Amendment No. 5 to Employment Agreement of Dave Schaeffer, dated April 7, 2010 (previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on April 7, 2010, and incorporated herein by reference).

10.7#

Amendment No. 6 to Employment Agreement of Dave Schaeffer, dated August 6, 2014 (previously filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q, filed on August 7, 2014, and incorporated herein by reference).

10.8#

Amendment No. 7 to Employment Agreement of David Schaeffer, dated November 17, 2017 (previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on November 20, 2017, and incorporated herein by reference).

10.9#

Amendment No. 8 to Employment Agreement of David Schaeffer, dated February 14, 2020 (previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on February 19, 2020, and incorporated herein by reference).

10.10#

Amendment No. 9 to Employment Agreement of David Schaeffer, dated as of January 3, 2024 (previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on January 5, 2024, and incorporated herein by reference).

10.11#

Restricted Stock Award, dated as of May 3, 2017, between the Company and David Schaeffer (previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on May 3, 2017, and incorporated herein by reference).

10.12#

Restricted Stock Award, dated as of February 14, 2020, between the Company and David Schaeffer (previously filed as Exhibit 10.2 to our Current Report on Form 8-K, filed on February 19, 2020, and incorporated herein by reference).

10.13#

Restricted Stock Award, dated as of February 24, 2021, between the Company and David Schaeffer (previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on February 26, 2021, and incorporated herein by reference).

10.14#

Restricted Stock Award, dated as of January 3, 2022, between the Company and David Schaeffer (previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on January 5, 2022, and incorporated herein by reference).

10.15#

Restricted Stock Award, dated as of January 3, 2023, between the Company and David Schaeffer (previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on January 6, 2023, and incorporated herein by reference).

10.16#

Form of Restricted Stock Award between the Company and David Schaeffer (previously filed as Exhibit 10.2 to our Current Report on Form 8-K, filed on January 5, 2024, and incorporated herein by reference).

10.17#

Brad Kummer Employment Agreement with Cogent Communications Group, Inc., dated January 11, 2000, (previously filed as Exhibit 10.23 to our Registration Statement on Form S-1, Commission File No. 333-122821, filed on February 14, 2005, and incorporated herein by reference).

10.18#

Raymond B. “Brad” Kummer Severance Agreement with Cogent Communications, Inc., dated September 25, 2003 (previously filed as Exhibit 10.26 to our Annual Report on Form 10-K filed on February 25, 2022, and incorporated herein by reference).

10.19#

Thaddeus G. Weed Employment Agreements, dated September 25, 2003 through October 26, 2006 (filed as Exhibit 10.28 to our Annual Report on Form 10-K filed on March 14, 2007, and incorporated herein by reference).

10.20#

John Chang Severance Agreement with Cogent Communications, Inc., dated December 18, 2012 (previously filed as Exhibit 10.25 to our Annual Report on Form 10-K filed on February 25, 2022, and incorporated herein by reference).

10.21#

Henry Kilmer Severance Agreement with Cogent Communications, Inc., dated March 13, 2012 (previously filed as Exhibit 10.27 to our Annual Report on Form 10-K filed on February 24, 2023, and incorporated herein by reference).

10.22#

Form of Restricted Stock Award, dated as of May 3, 2017, between the Company and the Vice President named executive officers (previously filed as Exhibit 10.2 to our Current Report on Form 8-K, filed on May 3, 2017, and incorporated herein by reference).

10.23#	Form of Restricted Stock Award between the Company and the Vice President named executive officers (Retention) (filed herewith).
10.24#

Cogent Communications Holdings, Inc. 2004 Incentive Award Plan (as amended through April 17, 2014) (previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed April 18, 2014, and incorporated herein by reference).

10.25#

Assignment and Assumption Agreement, dated as of May 15, 2014, by and between Cogent Communications Group, Inc. and Cogent Communications Holdings, Inc. assuming the obligations of the 2004 Incentive Award Plan (previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on May 15, 2014, and incorporated herein by reference).

10.26#

Amended and Restated Cogent Communications Holdings, Inc. 2017 Incentive Award Plan (previously filed as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed March 15, 2019, and incorporated herein by reference).

10.27#

First Amendment to Cogent Communications Holdings, Inc. 2018 Incentive Award Plan (previously filed as Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed March 15, 2019, and incorporated herein by reference).

10.28#

Amended and Restated Cogent Communications Holdings, Inc. 2017 Incentive Award Plan (previously filed as Annex A to our Definitive Proxy Statement on Schedule 14A, filed March 15, 2023, and incorporated herein by reference).

10.29

Lease Agreement, dated April 16, 2015, between Sodium LLC and Cogent Communications, Inc. (previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on April 17, 2015, and incorporated herein by reference).

10.30

First Amendment to Lease Agreement, dated February 28, 2020, between Sodium LLC and Cogent Communications, Inc. (previously filed as Exhibit 10.2 to our Current Report on Form 8-K, filed on March 2, 2020, and incorporated herein by reference).

10.31

Lease Agreement (office space), dated January 6, 2023, between Thorium LLC and Cogent Communications, Inc. for offices at 198 Van Buren Street, Herndon, VA (previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on January 11, 2023 and incorporated herein by reference).

10.32

Lease Agreement (network operations), dated January 6, 2023, between Germanium LLC and Cogent Communications, Inc. for technical space at 196 Van Buren Street, Herndon, VA (previously filed as Exhibit 10.2 to our Current Report on Form 8-K, filed on January 11, 2023 and incorporated herein by reference).

10.33

First Amendment to Lease Agreement, dated February 20, 2023, between Germanium LLC and Cogent Communications, Inc., for early access to technical space at 196 Van Buren Street, Herndon, VA. (previously filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q, filed on August 9, 2023, and incorporated herein by reference)

10.34

Second Amendment to Lease Agreement, dated July 25, 2023, between Germanium LLC and Cogent Communications, Inc., for technical space at 196 Van Buren Street, Herndon, VA (filed as Exhibit 10.1 to our periodic report on Form 8-K dated July 27, 2023 and incorporated herein by reference).

10.35

Guaranty, dated as of September 6, 2022, by and between Cogent Communications Holdings, Inc. and Sprint LLC (previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on September 7, 2022 and incorporated herein by reference).

10.36 *, **

Transition Services Agreement, dated as of May 1, 2023, by and between Cogent Infrastructure, Inc. and Sprint LLC (previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on May 1, 2023, and incorporated herein by reference).

10.37 **

IP Transit Agreement, dated as of May 1, 2023, by and between Cogent Communications, Inc. and T-Mobile USA, Inc. (previously filed as Exhibit 10.2 to our Current Report on Form 8-K, filed on May 1, 2023, and incorporated herein by reference).

10.38 *, **

Customer Subscriber Agreement, dated as of May 1, 2023, by and between Cogent Infrastructure, Inc. and T-Mobile USA, Inc. (previously filed as Exhibit 10.3 to our Current Report on Form 8-K, filed on May 1, 2023, and incorporated herein by reference).

21.1	Subsidiaries (filed herewith)
23.1	Consent of Ernst & Young LLP (filed herewith)
31.1	Certification of Chief Executive Officer (filed herewith)

31.2	Certification of Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer (furnished herewith)
32.2	Certification of Chief Financial Officer (furnished herewith)
97.1	Policy for Recovery of Erroneously Awarded Compensation (filed herewith)
99.1

Policy Against Excise Tax Gross-ups on “Golden Parachute” Payments, with effect from April 7, 2010 (previously filed as Exhibit 99.1 to our Current Report on Form 8-K, filed on April 7, 2010, and incorporated herein by reference).

101

The following materials from the Annual Report on Form 10-K of Cogent Communications Group, Inc. for the year ended December 31, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Changes in Stockholders’ Equity (Deficit), (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

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

Schedule II
COGENT COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at	Charged to		Balance at
	Beginning of	Costs and		End of
Description	Period	Expenses	(Deductions)	Period
Deferred tax valuation allowance
Year ended December 31, 2021	$150,589	$4,918	$(22,707)	$132,800
Year ended December 31, 2022	$132,800	$16,583	$(8,488)	$140,895
Year ended December 31, 2023	$140,895	$10,486	$(14,848)	$136,533

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COGENT COMMUNICATIONS HOLDINGS, INC.

Dated: February 29, 2024	By:	/s/ DAVID SCHAEFFER
		Name:	David Schaeffer
		Title:	Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID SCHAEFFER	Chairman and Chief Executive Officer
David Schaeffer	(Principal Executive Officer)	February 29, 2024

/s/ THADDEUS WEED	Vice President, Chief Financial Officer and Treasurer
Thaddeus Weed	(Principal Financial and Principal Accounting Officer)	February 29, 2024

/s/ PAUL DE SA
Paul De Sa	Director	February 29, 2024

/s/ STEVEN BROOKS
Steven Brooks	Director	February 29, 2024

/s/ SHERYL KENNEDY
Sheryl Kennedy	Director	February 29, 2024

/s/ DAVID BLAKE BATH
David Blake Bath	Director	February 29, 2024

/s/ MARC MONTAGNER
Marc Montagner	Director	February 29, 2024

/s/ LEWIS H. FERGUSON III
Lewis H. Ferguson III	Director	February 29, 2024

/s/ DENEEN HOWELL
Deneen Howell	Director	February 29, 2024

/s/ EVE HOWARD
Eve Howard	Director	February 29, 2024