Form 10-Q
period 2024-03-31
COGENT COMMUNICATIONS HOLDINGS, INC.
filed 2024-05-09
CIK 1158324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2024

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

Common Stock, $.001 par value 49,024,447 Shares Outstanding as of April 30, 2024

INDEX

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Condensed Consolidated Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets of Cogent Communications Holdings, Inc. and Subsidiaries as of March 31, 2024 (Unaudited) and December 31, 2023	3
	Condensed Consolidated Statements of Comprehensive (Loss) Income of Cogent Communications Holdings, Inc. and Subsidiaries for the Three Months Ended March 31, 2024 and March 31, 2023 (Unaudited)	4
	Condensed Consolidated Statements of Cash Flows of Cogent Communications Holdings, Inc. and Subsidiaries for the Three Months Ended March 31, 2024 and March 31, 2023 (Unaudited)	5
	Notes to Interim Condensed Consolidated Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40
Item 4.	Controls and Procedures	41

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings	42
Item 1A.	Risk Factors	42
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 5.	Other Information	43
Item 6.	Exhibits	44
SIGNATURES		45
CERTIFICATIONS

PART I FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

COGENT COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2024 AND DECEMBER 31, 2023

(IN THOUSANDS, EXCEPT SHARE DATA)

	March 31,	December 31,
	2024	2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$118,433	$75,092
Restricted cash	44,841	38,689
Accounts receivable, net of allowance for credit losses of $5,588 and $3,677, respectively	107,169	135,475
Due from T-Mobile, IP Transit Services Agreement, current portion, net of discount of $21,878 and $24,898, respectively	119,788	179,269
Due from T-Mobile, Transition Services Agreement	3,232	4,514
Prepaid expenses and other current assets	79,698	80,588
Total current assets	473,161	513,627
Property and equipment:
Property and equipment	3,046,160	2,947,376
Accumulated depreciation and amortization	(1,484,792)	(1,409,559)
Total property and equipment, net	1,561,368	1,537,817
Right-of-use leased assets	347,993	361,587
IPV4 intangible assets	458,000	458,000
Other intangible assets, net	14,370	14,815
Deposits and other assets	26,327	23,438
Due from T-Mobile, IP Transit Services Agreement, net of discount of $23,606 and $27,916, respectively	243,061	263,750
Due from T-Mobile, Purchase Agreement, net of discount of $6,982 and $13,725, respectively	21,132	38,585
Total assets	$3,145,412	$3,211,619
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$45,932	$48,356
Accrued and other current liabilities	187,495	120,523
Accrued dividend payable	45,789	—
Due to T-Mobile – Transition Services Agreement	5,816	66,908
Due to T-Mobile – Purchase Agreement	4,981	4,981
Current maturities, operating lease liabilities	66,553	67,962
Finance lease obligations, current maturities	64,043	64,594
Total current liabilities	420,609	373,324
Senior secured 2026 notes, net of unamortized debt costs of $578 and $645, respectively, and discounts of $769 and $857, respectively	498,653	498,498
Senior unsecured 2027 notes, net of unamortized debt costs of $880 and $941, respectively, and discounts of $1,844 and $1,970, respectively	447,276	447,088
Operating lease liabilities, net of current maturities	320,898	330,095
Finance lease obligations, net of current maturities	453,473	419,921
Deferred income tax liabilities	436,504	471,498
Other long-term liabilities	67,355	61,639
Total liabilities	2,644,768	2,602,063
Commitments and contingencies:
Stockholders’ equity:
Common stock, $0.001 par value; 75,000,000 shares authorized; 49,013,487 and 48,608,569 shares issued and outstanding, respectively	49	49
Additional paid-in capital	614,535	606,755
Accumulated other comprehensive loss	(19,419)	(14,385)
Accumulated (deficit) earnings	(94,521)	17,137
Total stockholders’ equity	500,644	609,556
Total liabilities and stockholders’ equity	$3,145,412	$3,211,619

The accompanying notes are an integral part of these condensed consolidated balance sheets.

COGENT COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND MARCH 31, 2023

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three Months Ended	Three Months Ended
	March 31, 2024	March 31, 2023
	(Unaudited)	(Unaudited)
Service revenue	$266,168	$153,588
Operating expenses:
Network operations (including $385 and $149 of equity-based compensation expense, respectively, exclusive of depreciation and amortization shown separately below)	168,933	58,638
Selling, general, and administrative (including $6,565 and $6,432 of equity-based compensation expense, respectively)	76,696	45,078
Acquisition costs – Sprint Business	9,037	400
Depreciation and amortization	70,891	25,160
Total operating expenses	325,557	129,276
Operating (loss) income	(59,389)	24,312
Interest expense	(23,010)	(19,005)
Reduction to gain on bargain purchase – Sprint Business	(5,470)	—
Change in valuation – interest rate swap agreement	(6,152)	1,847
Interest income – IP Transit Services Agreement	7,330	—
Interest income – Purchase Agreement	(480)	—
Interest income and other, net	2,737	3,498
Income before income taxes	(84,434)	10,652
Income tax benefit (expense)	19,127	(4,504)
Net (loss) income	$(65,307)	$6,148

Comprehensive (loss) income:
Net (loss) income	$(65,307)	$6,148
Foreign currency translation adjustment	(5,034)	1,788
Comprehensive (loss) income	$(70,341)	$7,936

Net (loss) income per common share:
Basic net (loss) income per common share	$(1.38)	$0.13
Diluted net (loss) income per common share	$(1.38)	$0.13
Dividends declared per common share	$0.965	$0.925

Weighted-average common shares - basic	47,416,268	47,037,091

Weighted-average common shares - diluted	47,416,268	47,381,226

The accompanying notes are an integral part of these condensed consolidated statements.

COGENT COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND MARCH 31, 2023

(IN THOUSANDS)

	Three Months Ended	Three Months Ended
	March 31, 2024	March 31, 2023
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net (loss) income	$(65,307)	$6,148
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	70,891	25,160
Amortization of debt discounts	342	324
Amortization of discounts, due from T-Mobile, IP Transit Services & Purchase Agreements	(6,850)	—
Equity-based compensation expense (net of amounts capitalized)	6,950	6,581
Reduction to gain on bargain purchase – Sprint Business	5,470	—
Gains – lease transactions	—	(615)
Deferred income taxes	(33,069)	890
Changes in operating assets and liabilities:
Accounts receivable	28,306	(860)
Prepaid expenses and other current assets	890	(2,919)
Change in valuation – interest rate swap agreement	6,152	(1,847)
Due to T-Mobile – Transition Services Agreement	(61,092)	—
Due from T-Mobile – Transition Services Agreement	(3,052)	—
Unfavorable lease liabilities	(2,451)	—
Accounts payable, accrued liabilities and other long-term liabilities	75,397	2,923
Deposits and other assets	(3,358)	36
Net cash provided by operating activities	19,219	35,821
Cash flows from investing activities:
Cash receipts - IP Transit Services Agreement – T-Mobile	87,500	—
Acquisition of Sprint Business – severance reimbursement	4,334	—
Purchases of property and equipment	(40,883)	(23,204)
Net cash provided by (used in) investing activities	50,951	(23,204)
Cash flows from financing activities:
Dividends paid	(478)	(45,311)
Proceeds from exercises of stock options	164	145
Principal payments of finance lease obligations	(23,235)	(9,450)
Net cash used in financing activities	(23,549)	(54,616)
Effect of exchange rates changes on cash	2,872	510
Net increase (decrease) in cash, cash equivalents and restricted cash	49,493	(41,489)
Cash, cash equivalents and restricted cash, beginning of period	113,781	275,912
Cash, cash equivalents and restricted cash, end of period	$163,274	$234,423
Supplemental disclosure of non-cash financing activities:
Fair value of equipment acquired in leases	$—	$171
Finance lease obligations incurred	$54,423	$25,871

The accompanying notes are an integral part of these condensed consolidated statements.

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Description of the business:

Reorganization and merger

On May 15, 2014, pursuant to the Agreement and Plan of Reorganization (the “Merger Agreement”) by and among Cogent Communications Group, LLC (formerly Cogent Communications Group, Inc.) (“Group”), a Delaware corporation, Cogent Communications Holdings, Inc., a Delaware corporation (“Holdings”) and Cogent Communications Merger Sub, Inc., a Delaware corporation, Group adopted a new holding company organizational structure whereby Group is now a wholly owned subsidiary of Holdings. Holdings is a “successor issuer” to Group pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). References to the “Company” for events that occurred prior to May 15, 2014 refer to Cogent Communications Group, LLC (formerly Cogent Communications Group, Inc.) and its subsidiaries and on and after May 15, 2014 the “Company” refers to Cogent Communications Holdings, Inc. and its subsidiaries. Cogent Communications, LLC (formerly Cogent Communications, Inc.) is wholly owned by Group, Sprint Communications Company LP is indirectly wholly owned by Holdings, and the vast majority of the Company’s assets, contractual arrangements, and operations are executed by Sprint Communications Company LP and Cogent Communications, LLC.

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

In connection with the Company’s acquisition of Sprint Communications (as discussed below), the Company began to provide optical wavelength services and optical transport services over its fiber network. The Company is selling these wavelength services to its existing customers, customers of Sprint Communications and to new customers who require dedicated optical transport connectivity without the capital and ongoing expenses associated with owning and operating network infrastructure. Additionally, the Sprint Business (as defined below) customers include a number of companies larger than the Company’s historical customer base. In connection with the acquisition of Sprint Communications, the Company expanded selling services to these larger “Enterprise” customers.

Acquisition of Sprint Communications

On September 6, 2022, Cogent Infrastructure, LLC (formerly Cogent Infrastructure, Inc.), a Delaware corporation (the “Buyer”) and a direct wholly owned subsidiary of the Company, entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with Sprint Communications LLC, a Kansas limited liability company (“Sprint Communications”) and an indirect wholly owned subsidiary of T-Mobile US, Inc., a Delaware corporation (“T-Mobile”), and Sprint LLC, a Delaware limited liability company and an indirect wholly owned subsidiary of T-Mobile (the “Seller”), pursuant to which the Company acquired the U.S. long-haul fiber network (including the non-U.S. extensions thereof) of Sprint Communications and its subsidiaries (the “Sprint Business”). The Purchase Agreement provides that, upon the terms and conditions set forth therein, the Company purchased from the Seller all of the issued and outstanding membership interests (the “Purchased Interests”) of Wireline Network Holdings LLC, a Delaware limited liability company that, following an internal restructuring and divisive merger, holds Sprint Communications’ assets and liabilities relating to the Sprint Business (such transactions contemplated by the Purchase Agreement, collectively, the “Transaction”). The Purchase Agreement includes customary representations, warranties, indemnities and covenants, including regarding the conduct of the Sprint Business prior to the closing of the Transaction (the “Closing”). In addition, the Closing was subject to customary closing conditions, including as to the receipt of certain required regulatory approvals and consents, all of which have been received. The Company has agreed to guarantee the obligations of the Buyer under the Purchase Agreement pursuant to the terms of a Guaranty, dated as of September 6, 2022, by and between the Company and the Seller (the “Parent Guaranty”). The Parent Guaranty contains customary representations, warranties and covenants of the Company and the Seller.

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

The Purchase Agreement also includes an estimated payment of $28.1 million ($19.8 million net of discount) from Seller to Buyer related to acquired short-term lease obligations (the “Short-term Lease Payment”). The Short-term Lease Payment will be paid from the Seller to the Company in four equal payments in months 55 to 58 after the Closing Date. The Short-term Lease Payment was recorded at its present value resulting in a discount of $8.4 million. The interest rate used in determining the present value was derived considering rates on similar issued debt instruments with comparable durations, amongst other market factors. The determination of the discount rate requires some judgment. During the third quarter of 2023, the Short - term Lease Payment was reduced by $4.8 million and in the first quarter of 2024 the Short - term Lease Payment was reduced by an additional $17.0 million, net of discount of $7.2 million. Including the cumulative impact of the first quarter 2024 adjustment, the amortization of the discount resulted in interest expense of $0.5 million for the three months ended March 31, 2024.

The Purchase Agreement also includes reimbursement from Seller to Buyer for qualifying severance expenses incurred, which were $4.3 million in the three months ended March 31, 2024 and $16.2 million in the year ended December 31, 2023. The final determination of the Working Capital Adjustment and the Short-term Lease Payment was completed in April 2024 and the Company paid the Seller $5.0 million for the remaining Working Capital Adjustment.

IP Transit Services Agreement

On the Closing Date, Cogent Communications, LLC (formerly Cogent Communications, Inc.), and T-Mobile USA, Inc., a Delaware corporation and direct subsidiary of T-Mobile (“TMUSA”), entered into an agreement for IP transit services (“IP Transit Services Agreement”), pursuant to which TMUSA will pay an affiliate of the Company an aggregate of $700.0 million, consisting of (i) $350.0 million in equal monthly installments of $29.2 million per month during the first year after the Closing Date and (ii) $350.0 million in equal monthly installments of $8.3 million per month over the subsequent 42 months. During the three months ended March 31, 2024, TMUSA paid the Company $87.5 million under the IP Transit Services Agreement.

The Company accounted for the Transaction as a business combination under ASC Topic 805 Business Combinations (“ASC 805”). The Company evaluated what elements are part of the business combination and the consideration exchanged to complete the acquisition. Under ASC 805, the Company has concluded that the $700.0 million of payments to be made represent consideration received from T-Mobile to complete the acquisition of a distressed business. The Company also evaluated whether the IP Transit Services Agreement was in the scope of ASU No. 2014-09 Revenue from Contracts with Customers (“ASC 606”). The Company has concluded that T-Mobile did not represent a “customer” as defined by ASC 606, the stated contract price did not represent consideration for services to be delivered, and the transaction did not satisfy the definition of revenue, which excluded this arrangement from the scope of ASC 606. As a result, and considering statements made by T-Mobile, the IP Transit Services Agreement was recorded in connection with the Transaction at its discounted present value resulting in a discount of $79.6 million. The interest rate used in determining the present value was derived considering rates on similar issued debt instruments with comparable durations, amongst other market factors. The determination of the discount rate requires some judgment. The amortization of the discount resulted in interest income of $7.3 million for the three months ended March 31, 2024.

Transition Services Agreement

On the Closing Date, the Buyer entered into a transition services agreement (the “TSA”) with the Seller, pursuant to which the Seller will provide to the Buyer, and the Buyer will provide to the Seller on an interim basis following the Closing Date, certain specified services (the “Transition Services”) to ensure an orderly transition following the separation of the Sprint Business from Sprint Communications. The services to be provided by the Seller to the Buyer include, among others, information technology support, back office and finance, real estate and facilities, vendor and supply chain management, including the payment and processing of vendor invoices for the Company and human resources. The services to be provided by the Buyer to the Seller include, among others, information technology and network support, finance and back office and other wireless business support.

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

Either party to the TSA may terminate the agreement (i) with respect to any individual service in full for convenience upon 30 days’ prior written notice for certain services and reduced for other services after a 90-day period. The TSA may be terminated in its entirety if the other party has failed to perform any of its material obligations and such failure is not cured within 30 days. The TSA provides for customary indemnification and limits on liability. Amounts billed under the TSA are due 30 days from receipt of the related invoice. During the three months ended March 31, 2024, the Company was billed $16.7 million as due to the Seller under the TSA, respectively, primarily for reimbursement at cost of payments to vendors of the Sprint Business. During the three months ended March 31, 2024, the Company paid $78.5 million to the Seller under the TSA that included payments for amounts billed in 2023. As of March 31, 2024, the Company owed $5.8 million to the Seller and the Seller owed $3.2 million to the Company under the TSA. The amounts due to the Seller are primarily reimbursements for payments to Sprint Business vendors paid by the Seller for the Company until these vendors are fully transitioned to the Company. The amounts due from the Seller are primarily reimbursements for severance costs related to Sprint Business employees and services provided by the Company for the Seller.

Other Services Provided to Seller

In addition, on the Closing Date, the Buyer and TMUSA entered into a commercial agreement (the “Commercial Agreement”) for colocation and connectivity services, pursuant to which the Company will provide such services to TMUSA for a per service monthly fee plus certain third-party costs incurred in providing the services. During the three months ended March 31, 2024, the Company recorded $3.2 million from TMUSA as service revenue under the Commercial Agreement. As of March 31, 2024, TMUSA owed $20.0 million to the Company under the Commercial Agreement. These amounts are included in accounts receivable.

Acquisition-Related Costs

In connection with the Transaction and negotiation of the Purchase Agreement, the Company has incurred a total of $9.2 million of professional fees and other acquisition related costs and $20.6 million of reimbursed severance costs. For the three months ended March 31, 2024, such professional fees and other acquisition related costs and reimbursed severance costs were $4.7 million and $4.3 million, respectively. For the three months ended March 31, 2023 such professional fees were $0.4 million.

Consideration

The acquisition-date fair value of consideration to be received from the Transaction totaled $594.6 million and comprised of the following:

(In thousands)	May 1, 2023
Estimated working capital payments made to the Seller, net of severance reimbursements (a)	$45,531
Estimated Purchase Agreement payment to be received from the Seller, net of discount of $8,392 (b)	19,723
Amounts due from the Seller – IP Transit Services Agreement, net of discount of $79,610 (c)	620,390
Total to be received from the Seller	640,113
Total net consideration to be received from the Seller (d)	594,582
(a)Includes $61.1 million paid to the Seller on the Closing Date and an accrual of $5.0 million due to the Seller that was paid in April 2024. Additionally, includes an offsetting $20.6 million in total severance reimbursement payments received from the Seller recorded as measurement period adjustments during the fourth quarter of 2023 ($16.2 million) and $4.3 million recorded as a measurement period adjustment during the first quarter of 2024.
(b)Under the Purchase Agreement, 50% of the assumed short-term operating lease liabilities totaling $28.1 million is to be paid to the Company from the Seller in four equal installments in months 55-58 from the Closing Date and is recorded at its present value resulting in a discount of $8.4 million. During the first quarter of 2024, the Working Capital Adjustment was adjusted by $17.0 million, net of discount of $7.2 million to reflect the conclusion of the determination of amounts due from the Seller from the Short - term Lease Payment.
(c)The IP Transit Services Agreement payments totaling $700.0 million are recorded at their present value resulting in a discount of $79.6 million. The $700.0 million is to be paid to the Company from the Seller in equal monthly payments of $29.2 million in months 1-12 and $8.3 million in months 13-54.
(d)Cash consideration was $1

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

During the first quarter of 2024, the Company recorded a measurement period adjustment resulting in a reduction to the gain on bargain purchase of $5.5 million which includes;

●	A reduction to the Short-term Lease Receivable of $24.2 million ($17.0 million net of discount).
●	Additional reimbursed severance costs of $4.3 million
●	An increase to unfavorable lease liabilities of $6.0 million
●	A reduction to accrued liabilities of $11.3 million; and
●	A reduction to deferred income tax liabilities resulting from the adjustments noted above of $1.9 million

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

The following table summarizes the fair values for each major class of assets acquired and liabilities assumed at the Closing Date. The Company retained the services of certified valuation specialists to assist with assigning values to certain acquired assets and assumed liabilities. The amounts presented are provisional and are subject to change as the Company refines the estimates and inputs used in the calculations of the assets acquired and liabilities assumed. The Company believes that estimates that are potentially subject to change include additional reimbursable severance costs and modification to the effective income tax rate.

May 1, 2023
Assets
Current assets:
Cash and cash equivalents	$47,074
Accounts receivable	39,948
Prepaid expenses and other current assets	22,777
Total current assets	109,799
Total property and equipment	965,715
Right-of-use leased assets	304,982
IPV4 intangible assets	458,000
Other intangible assets	16,000
Deposits and other assets	7,521
Total assets	$1,862,017
Liabilities
Current liabilities:
Accounts payable	$13,313
Accrued and other current liabilities	25,344
Current maturities, operating lease liabilities	74,562
Current maturities, finance lease liabilities	39,559
Total current liabilities	152,778
Operating lease liabilities, net of current maturities	251,573
Finance lease liabilities, net of current maturities	121,342
Deferred income tax liabilities	494,575
Other long-term liabilities	35,366
Total liabilities	1,055,634
Fair value of net assets acquired	$806,383
Gain on bargain purchase
Fair value of net assets acquired	$806,383
Total net consideration to be received from the Seller, net of discounts - see table above	594,582
Gain on bargain purchase	1,400,965

Acquired Property & Equipment

The Company acquired property and equipment of $965.7 million. This is primarily comprised of the legacy Sprint network and consists of optical fiber, related equipment, and owned real estate which were valued using a combination of the cost and market approaches. Management intends to operate the acquired business; however, management valued these assets using factors that represent an orderly liquidation value, to approximate the highest and best use of assets acquired in a distressed business.

The estimated fair value of the optical fiber on the Transaction date was $369.2 million. The valuation requires the estimation of the total replacement cost per mile of fiber and a factor to reflect the orderly liquidation value. There is not active market data for these assumptions and these assumptions are inherently subjective. Market participants could have differing views on these assumptions, which could result in a materially different fair value of the optical fiber.

Acquired Leases

The Company acquired a portfolio of lease arrangements for the lease of dark fiber, rights-of-way and facilities. In accordance with ASC 805 and ASC 842, the acquired leases are accounted for as if the leases are new at the acquisition date however, the Company will retain the lease classification from the Seller. The Company followed its historical policies with respect to evaluating the renewal periods of the acquired leases and estimating the incremental borrowing rate. The Company also evaluated the leases for unfavorable terms and recorded an adjustment for unfavorable market terms of $157.2 million that was valued using the income approach. Unfavorable lease liabilities are presented net of the corresponding right of use assets.

Acquired Intangible Assets

Intangible assets acquired include $458.0 million of IPv4 address intangible assets and $16.0 million of acquired customer relationships. The fair value measurement of the IPv4 addresses was based on recent auction prices and a factor to incorporate the uncertainty for how the market for IPv4 addresses will function in the future. The Company believes that these IPv4 addresses have an indefinite useful live and are not being amortized. The Company evaluates these assets for impairment on the first day of the fourth quarter. There was no impairment recorded during the period from May 1, 2023 through March 31, 2024.

The acquired customer relationships have an estimated useful life of nine years and the estimated fair value was determined using a market based income approach. Amortization expense for the three months ended March 31, 2024 was $0.4 million. Future amortization expense of the customer relationships is $1.8 million per year for eight years.

Acquired Asset Retirement Obligations

In connection with the Transaction, the Company assumed $32.0 million of asset retirement obligations primarily related to restoration obligations for acquired leases that was valued using the income approach. The obligations and corresponding asset retirement assets are being accreted and amortized over approximately four years. Accretion of the asset retirement obligations (recorded as an increase to network operations expenses) and amortization of the asset retirement assets (recorded as depreciation and amortization expenses) for the three months ended March 31, 2024 were $0.6 million and $1.9 million, respectively. In accordance with ASC 410, the Company has not recorded an asset retirement obligation related to the removal of the acquired optical fiber because a settlement date for which to remove the fiber is indeterminable and therefore a reasonable estimation of fair value cannot be made.

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

Pro Forma Information

The following unaudited pro forma financial information gives effect to the Transaction as if it had been completed on January 1, 2023. The pro forma adjustments are based on historically reported transactions by the respective companies. The pro forma results do not include anticipated synergies or other expected benefits of the acquisition. The unaudited pro forma information is based upon available information and certain assumptions that the Company believes are reasonable under the circumstances. Actual results may differ materially from the assumptions within the accompanying unaudited pro forma financial information. The purchase adjustments are preliminary and subject to change as additional analyses are performed and finalized. The selected unaudited pro forma condensed combined financial information is provided for illustrative purposes only and does not purport to represent what the actual consolidated results of operations would have been had the Transaction actually occurred on January 1, 2023, nor do they purport to project the future consolidated results of operations.

Three Months
Ended
(In thousands) (unaudited)	March 31, 2023
Service revenue	$286,288
Operating loss from continuing operations	(119,922)
Net income	1,271,413

The pro forma results for the three months ended March 31, 2023 include:

●	The gain on bargain purchase related to the Transaction of $1.4 billion,
●	Interest income from the amortization of the discount recorded under the IP Transit Services Agreement of $11.3 million,
●	A net increase to historical depreciation expense based on the fair value of property and equipment and the impact of a finance lease of $20.5 million,
●	Amortization expense related to the customer relationship intangible assets of $0.4 million,
●	Amortization of unfavorable lease liabilities of $1.4 million,
●	An increase to interest expense of $3.0 million and a reduction to network operations expense of $12.6 million from the impact of a finance lease adjustment; and,
●	The impact to income tax expense from the pro-forma adjustments of $0.3 million.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited condensed consolidated financial statements reflect all normal recurring adjustments that the Company considers necessary for the fair presentation of its results of operations and cash flows for the interim periods covered, and of the financial position of the Company at the date of the interim condensed consolidated balance sheet. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles, (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. While the Company believes that the disclosures are adequate to not make the information misleading, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in its annual report on Form 10-K for the year ended December 31, 2023. Certain prior year amounts have been reclassified to conform to current year presentation.

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

Financial instruments

At March 31, 2024 and December 31, 2023, the carrying amount of cash and cash equivalents, restricted cash, accounts receivable, prepaid and other current assets, accounts payable, and accrued expenses approximated fair value because of the short-term nature of these instruments. The Company measures its cash equivalents and restricted cash at amortized cost, which approximates fair value based upon quoted market prices (Level 1). Based upon recent trading prices (Level 2—market approach) at March 31, 2024, the fair value of the Company’s $450.0 million aggregate principal amount of 7.00% Senior Unsecured Notes due 2027 (the “2027 Notes”) was $446.6 million, the fair value of the Company’s $500.0 million aggregate principal amount of 3.50% Senior Secured Notes due 2026 (the “2026 Notes”) was $475.0 million and the estimated liability fair value of the Company’s interest rate swap agreement was $44.8 million.

Restricted cash and interest rate swap agreement

Restricted cash represents amounts held in segregated bank accounts by our clearing broker as margin in support of our Swap Agreement as discussed in Note 3 and was $44.8 million as of March 31, 2024. Additional cash may be further restricted to maintain our Swap Agreement as interest rates fluctuate and margin requirements change. The Company does not use derivative financial instruments for trading purposes.

Gross receipts taxes, universal service fund and other surcharges

Revenue recognition standards include guidance relating to taxes or surcharges assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer and may include, but are not limited to, gross receipts taxes, excise taxes, Universal Service Fund fees and certain state regulatory fees. Such charges may be presented gross or net based upon the Company’s accounting policy election. The Company records certain excise taxes and surcharges on a gross basis and includes them in its revenue and network operations expense. Excise taxes and surcharges billed to customers and recorded on a gross basis (as service revenue and network operations expense) were $20.5 million and $4.2 million for the three months ended March 31, 2024 and March 31, 2023, respectively.

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

The following details the determination of diluted weighted-average shares:

	Three Months	Three Months
	Ended	Ended
	March 31, 2024	March 31, 2023
Weighted-average common shares - basic	47,416,268	47,037,091
Dilutive effect of stock options	—	16,299
Dilutive effect of restricted stock	—	327,836
Weighted-average common shares - diluted	47,416,268	47,381,226

The following details unvested shares of restricted common stock as well as the anti-dilutive effects of stock options and restricted stock awards outstanding:

	Three Months	Three Months
	Ended	Ended
	March 31, 2024	March 31, 2023
Unvested shares of restricted common stock	1,602,845	1,261,342
Anti-dilutive options for common stock	194,990	100,777
Anti-dilutive shares of restricted common stock	115,341	137,892

Stockholders’ (Deficit) Equity

The following details the changes in stockholders’ (deficit) equity for the three and three months ended March 31, 2024 and March 31, 2023, respectively (in thousands except share data):

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balance at December 31, 2022	48,013,330	$48	$575,064	$(19,156)	$(1,074,588)	$(518,632)
Forfeitures of shares granted to employees	(6,509)	—	—	—	—	—
Equity-based compensation	—	—	7,315	—	—	7,315
Foreign currency translation	—	—	—	1,788	—	1,788
Issuances of common stock	286,762	—	—	—	—	—
Exercises of options	3,299	—	145	—	—	145
Dividends paid	—	—	—	—	(45,311)	(45,311)
Net income	—	—	—	—	6,148	6,148
Balance at March 31, 2023	48,296,882	$48	$582,524	$(17,368)	$(1,113,751)	$(548,547)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Equity (Deficit)	Equity
Balance at December 31, 2023	48,608,569	$49	$606,755	$(14,385)	$17,137	$609,556
Forfeitures of shares granted to employees	(37,379)	—	—	—	—	—
Equity-based compensation	—	—	7,616	—	—	7,616
Foreign currency translation	—	—	—	(5,034)	—	(5,034)
Issuances of common stock	439,090	—	—	—	—	—
Exercises of options	3,207	—	164	—	—	164
Dividends paid	—	—	—	—	(46,351)	(46,351)
Net loss	—	—	—	—	(65,307)	(65,307)
Balance at March 31, 2024	49,013,487	$49	$614,535	$(19,419)	$(94,521)	$500,644

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
4)	Allocation of the transaction price to the performance obligations in the contract; and
5)	Recognition of revenue when, or as, the Company satisfies its performance obligations

Fees billed in connection with customer installations are deferred (as deferred revenue) and recognized as noted above. To the extent a customer contract is terminated prior to its contractual end the customer is subject to termination fees. The Company vigorously seeks payment of these termination fees. The Company recognizes revenue for termination fees as they are collected. Deferred revenue recognized and contract cost amortization were as follows:

	Three Months	Three Months
	Ended	Ended
(in thousands)	March 31, 2024	March 31, 2023
Service revenue recognized from balance at beginning of period	$3,085	$1,805
Amortization expense for contract costs	4,733	4,823

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

	Three Months	Three Months
	Ended	Ended
(Amounts in thousands)	March 31, 2024	March 31, 2023
Finance lease cost
Amortization of right-of-use assets	$11,564	$8,968
Interest expense on finance lease liabilities	10,411	6,430
Operating lease cost	24,251	4,582
Total lease costs	$46,226	$19,980

	Three months	Three months
	Ended	Ended
	March 31, 2024	March 31, 2023
Other lease information (amounts in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$(10,419)	$(5,136)
Operating cash flows from operating leases	(24,729)	(4,957)
Financing cash flows from finance leases	(23,235)	(9,450)
Right-of-use assets obtained in exchange for new finance lease liabilities	54,423	25,871
Right-of-use assets obtained in exchange for new operating lease liabilities	5,151	363
Weighted-average remaining lease term — finance leases (in years)	14.2	13.4
Weighted-average remaining lease term — operating leases (in years)	12.3	16.1
Weighted-average discount rate — finance leases	7.7%	8.8%
Weighted-average discount rate — operating leases	8.1%	5.4%

Finance leases—fiber lease agreements

The Company has entered into lease agreements with numerous providers of dark fiber under indefeasible-right-of use agreements (“IRUs”). These IRUs typically have initial terms of 15- 20 years and include renewal options after the initial lease term. The Company establishes the number of renewal option periods used in determining the lease term based upon its assessment at the inception of the lease of the number of option periods for which failure to renew the lease imposes a penalty in such amount that renewal appears to be reasonably certain. The option to renew may be automatic, at the option of the Company or mutually agreed to between the dark fiber provider and the Company. Once the Company has accepted the related fiber route, leases that meet the criteria for treatment as finance leases are recorded as a finance lease obligation and an IRU asset. The interest rate used in determining the present value of the aggregate future minimum lease payments is the Company’s incremental borrowing rate for the reasonably certain lease term. The determination of the Company’s incremental borrowing rate requires some judgment. Finance lease assets are included in property and equipment in the Company’s condensed consolidated balance sheets. As of March 31, 2024, the Company had committed to additional dark fiber IRU lease agreements totaling $267.9 million in future payments to be paid over periods of up to 20 years. These obligations begin when the related fiber is accepted, which is generally expected to occur in the next 12 months.

Operating leases

The Company leases office space, rights-of-way and certain data center facilities under operating leases. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments under the lease. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the reasonably certain lease term. The implicit rates within the Company’s operating leases are generally not determinable, and the Company uses its incremental borrowing rate at the lease commencement date to determine the present value of its lease payments. The determination of the Company’s incremental borrowing rate requires some judgment. The Company determines its incremental borrowing rate for each lease using its current borrowing rate, adjusted for various factors, including the level of collateralization and term, to align with the term of the lease. Certain of the Company’s leases include options to extend or terminate the lease. The Company establishes the number of renewal option periods used in determining the operating lease term based upon its assessment at the inception of the operating lease of the number of option periods for which failure to renew the lease imposes a penalty in such amount that renewal appears to be reasonably certain. The option to renew may be automatic, at the option of the Company or mutually agreed to between the landlord or dark fiber provider and the Company. Once the Company has accepted the related fiber route or the facility lease term has begun, the present value of the aggregate future minimum operating lease payments is recorded as an operating lease liability and a right-of-use leased asset. Lease incentives, deferred rent liabilities and unfavorable lease liabilities for facilities operating leases are presented with, and netted against, the right-of-use leased asset. Lease expense for lease payments is recognized on a straight-line basis over the term of the lease.

The future minimum payments under these operating lease and finance lease agreements are as follows (in thousands):

	Operating	Finance
For the Twelve Months Ending March 31,	Leases	Leases
2025	$76,442	$102,776
2026	60,457	95,730
2027	56,365	81,476
2028	50,945	43,628
2029	47,567	41,953
Thereafter	318,997	503,234
Total minimum lease obligations	610,773	868,797
Less—amounts representing interest	(223,322)	(351,281)
Present value of minimum lease obligations	387,451	517,516
Current maturities	(66,553)	(64,043)
Lease obligations, net of current maturities	$320,898	$453,473

Unfavorable lease liabilities

In connection with the Transaction, the Company recorded $157.2 million of unfavorable lease liabilities for leases with terms greater than current market rates. The liability is classified with the corresponding right-of-use lease assets and is being amortized into the condensed consolidated statement of comprehensive (loss) income in the same line items as the activity for the corresponding right-of-use lease assets. For the three months ended March 31, 2024 the Company amortized $2.4 million as a reduction to network operations expenses and $8.9 million as a reduction to depreciation expense.

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

		Current-period
		Provision for	Write-offs
	Beginning	Expected Credit	Charged Against	Ending
Description	Balance	Losses	Allowance	Balance
Allowance for credit losses (deducted from accounts receivable) (in thousands)
Three months ended March 31, 2024	$3,677	$2,595	$(684)	$5,588
Three months ended March 31, 2023	2,303	$1,548	$(1,176)	$2,675

	Three Months	Three Months
	Ended	Ended
(in thousands)	March 31, 2024	March 31, 2023
Net bad debt expense	$2,595	$1,215
Bad debt recoveries	296	334

2.  Property and equipment:

Depreciation and amortization expense related to property and equipment and finance leases and capitalized compensation costs of employees directly involved with construction activities were as follows:

	Three Months	Three Months
	Ended	Ended
(in thousands)	March 31, 2024	March 31, 2023
Depreciation and amortization expense	$70,842	$25,153
Capitalized compensation cost	11,697	3,678

3.  Long-term debt:

As of March 31, 2024, the Company had outstanding $450.0 million aggregate principal amount of 2027 Notes and $500.0 million aggregate principal amount of 2026 Notes. The 2027 Notes were issued in June 2022, are due on June 15, 2027 and bear interest at a rate of 7.00% per year. Interest on the 2027 Notes is paid semi-annually on June 15 and December 15 of each year. The 2026 Notes were issued in May 2021, are due on May 1, 2026 and bear interest at a rate of 3.50% per year. Interest on the 2026 Notes is paid semi-annually on May 1 and November 1 of each year.

Limitations under the indentures

The indentures governing the 2027 Notes and the 2026 Notes (the “Indentures”), among other things, limit the Company’s ability to incur indebtedness; to pay dividends or make other distributions; to make certain investments and other restricted payments; to create liens; to consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; to incur restrictions on the ability of a subsidiary to pay dividends or make other payments; and to enter into certain transactions with its affiliates. There are certain exceptions to the limitations on the Company’s ability to incur indebtedness under the Indentures, including IRU agreements incurred in the normal course of business and any additional indebtedness if the Company’s consolidated leverage ratio, as defined in the Indentures, is less than 6.0 to 1.0 or the Company’s fixed charge coverage ratio, as defined in the Indentures, is 2.0 to 1.0 or greater. The Company can also incur unlimited liens (which can be used, together with capacity under the debt covenant, to incur additional secured indebtedness) if the Company’s consolidated secured leverage ratio, as defined in the Indentures, is less than 4.0 to 1.0. Under the Indentures, the Company can pay dividends, make other distributions, make certain investments and make other restricted payments under certain circumstances, including if, after giving pro forma effect to such restricted payment, the Company could still incur $1 of indebtedness, as defined (i.e., either its consolidated leverage ratio is less than 6.0 to 1.0 or its fixed charge coverage ratio is 2.0 to 1.0 or greater). As of March 31, 2024, the Company’s consolidated leverage ratio was below 6.0, the Company’s consolidated secured leverage ratio was below 4.0 and the Company’s fixed charge coverage ratio was above 2.0. As of March 31, 2024, a total of $460.1 million (inclusive of a $250.0 million general basket) was unrestricted and permitted for restricted payments, including dividends and stock purchases.

Interest rate swap agreement

As of March 31, 2024, the Company was party to an interest rate swap agreement (the “Swap Agreement”) that has the economic effect of modifying the fixed interest rate obligation associated with its 2026 Notes to a variable interest rate obligation based on the Secured Overnight Financing Rate (“SOFR”) so that the interest payable on the 2026 Notes effectively became variable based on overnight SOFR. The critical terms of the Swap Agreement match the terms of the 2026 Notes, including the notional amount and the optional redemption date on February 1, 2026. The Company did not elect hedge accounting for the Swap Agreement. The Swap Agreement is recorded at its fair value at each reporting period, and the Company incurs gains and losses due to changes in market interest rates. By entering into the Swap Agreement, the Company has assumed the risk associated with variable interest rates. Changes in interest rates affect the valuation of the Swap Agreement that the Company recognizes in its consolidated statements of comprehensive (loss) income. The values that the Company reports for the Swap Agreement as of each reporting date are recognized as “change in valuation – interest rate swap” with the corresponding amounts included in assets or liabilities in the Company’s condensed consolidated balance sheets. As of March 31, 2024, the fair value of the Swap Agreement was a net liability of $44.8 million, of which $23.2 million is presented with accrued and other current liabilities and $21.6 million is presented with other long-term liabilities. As of December 31, 2023 the fair value of the Swap Agreement was a net liability of $38.7 million of which $21.6 million is presented with accrued and other current liabilities and $17.1 million is presented with other long-term liabilities. In the three months ended March 31, 2024 and three months ended March 31, 2023, the Company recorded an unrealized (loss) gain related to the Swap Agreement of ($6.2) million and $1.8 million, respectively. The Company has made a $45.8 million deposit with the counterparty to the Swap Agreement. If the fair value of the Swap Agreement exceeds a net liability of $45.8 million, the Company will be required to deposit additional funds with the counterparty equal to the net liability fair value. As of March 31, 2024, $44.8 million of the deposit was restricted and $1.0 million was unrestricted.

Under the Swap Agreement, the Company pays the counterparty a semi-annual payment based upon overnight SOFR plus a contractual interest rate spread, and the counterparty pays the Company a semi-annual fixed 3.50% interest payment. The settlement payment is made each November and May until the Swap Agreement expires in February 2026. Under the settlement payment made in May 2023, the Company made a payment of $9.5 million to the counterparty for a net cash interest cost of $9.5 million for the period from November 1, 2022 to April 30, 2023. Under the settlement payment made in November 2023, the Company made a payment of $12.0 million to the counterparty for a net cash interest cost of $12.0 million for the period from May 1, 2023 to October 31, 2023. Under the settlement payment made in May 2024, the Company made a payment of $12.1 million to the counterparty for a net cash interest cost of $12.1 million for the period from November 1, 2023 to April 30, 2024.

4.  Commitments and contingencies:

Current and potential litigation

In accordance with the accounting guidance for contingencies, the Company accrues its estimate of a contingent liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Where it is probable that a liability has been incurred and there is a range of expected loss for which no amount in the range is more likely than any other amount, the Company accrues at the low end of the range. The Company reviews its accruals at least quarterly and adjusts them to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular matter. The Company has taken certain positions related to its obligations for leased circuits for which it is reasonably possible to result in a loss of up to $4.1 million in excess of the amount accrued at March 31, 2024.

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

5.  Income taxes:

The components of income (loss) before income taxes consist of the following (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2024	March 31, 2023
Domestic	$(79,003)	$2,978
Foreign	(5,431)	7,674
Total	$(84,434)	$10,652

6.  Common stock buyback program and stock options and award plan:

The Company’s Board of Directors has approved purchases of shares of the Company’s common stock under a buyback program (the “Buyback Program”) through December 31, 2024. As of March 31, 2024, there was $30.4 million remaining for purchases under the Buyback Program. There were no purchases of common stock in the three months ended March 31, 2024 or 2023.

7.  Dividends on common stock:

On February 28, 2024, our Board of Directors approved the payment of our first quarter 2024 dividend of $0.965 per share of common stock to holders of record as of March 15, 2024. This $45.8 million dividend payment was paid on April 9, 2024 and is accrued on our condensed consolidated balance sheet as of March 31, 2024. On May 8, 2024, the Company’s Board of Directors approved the payment of a quarterly dividend of $0.975 per share of common stock. This estimated $46.3 million dividend payment is expected to be paid on June 7, 2024.

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

On January 6, 2023, the Company entered into two lease agreements (the “New Leases”), one with Thorium LLC (“Thorium”) and one with Germanium LLC (“Germanium”), entities owned by the Company’s Chief Executive Officer, David Schaeffer. The first of the New Leases is with Thorium for 54,803 square feet of office space, which serves as office space for the Company replacing a portion of its office space in the Northern Virginia area (“Office Lease”). The second of the New Leases is with Germanium LLC for 1,587 square feet of technical space which serves as network operations space for the Company (“Network Operations Lease”). The term for each of the New Leases is five years beginning on April 1, 2023. Both of the New Leases are cancellable by the Company without penalty upon 60 days written notice. The Company took occupancy of the office space and network operations space in April 2023. The amount of fixed annual rent during the term of the Office Lease is $1.2 million, and the Company is responsible for paying its proportionate share of the building’s operating expenses that exceed a 2023 base year. The amount of fixed annual rent for the Network Operations Lease is $34,914, and the Company is also responsible for paying its metered utility costs and a proportionate share of the building’s other operating expenses that exceed a 2023 base year.

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

The Company paid $0.8 million during the three months ended March 31, 2024 and $0.4 million during the three months ended March 31, 2023 for rent and related costs (including taxes and utilities) for these leases.

9.  Segment information:

The Company operates as one operating segment. The Company’s service revenue by geographic region and product class and long-lived assets by geographic region are as follows (in thousands):

Three Months Ended March 31, 2024
Revenues	On-net	Off-net	Wavelengths	Non-core	Total
North America	$108,694	$111,019	$3,327	$5,879	$228,919
Europe	23,641	5,339	—	121	29,101
Oceania	4,380	1,561	—	30	5,971
South America	1,748	235	—	9	1,992
Africa	161	24	—	—	185
Total	$138,624	$118,178	$3,327	$6,039	$266,168

Three Months Ended March 31, 2023
Revenues	On-net	Off-net	Wavelengths	Non-core	Total
North America	$88,697	$32,876	$—	$136	$121,709
Europe	21,847	4,020	—	16	25,883
Oceania	3,755	327	—	9	4,091
South America	1,645	33	—	1	1,679
Africa	199	27	—	—	226
Total	$116,143	$37,283	$—	$162	$153,588

	March 31,	December 31,
	2024	2023
Long-lived assets, net
North America	$1,979,405	$1,959,704
Europe and other	157,479	163,034
Total	$2,136,884	$2,122,738

The majority of North American revenue consists of services delivered within the United States.

10. Subsequent events:

On May 2, 2024, Cogent IPv4 LLC, a special-purpose, bankruptcy remote, indirect wholly owned subsidiary of the Company (the “Securitization Issuer”), completed a financing transaction pursuant to which it issued $206.0 million aggregate principal amount of secured Internet Protocol version 4 (“IPv4”) address revenue notes (the “Securitization”), consisting of 7.924% Series 2024-1, Class A-2 term notes with a term ending in May 2029, in an offering exempt from registration under the Securities Act of 1933, as amended.

In connection with the consummation of the Securitization, the Company:

(i)

transferred or assigned to Group, the co-issuer of the Company’s existing senior notes, or its subsidiaries (a) certain IPv4 addresses (which IPv4 addresses are not included as collateral for the Securitization) held by the Company’s direct subsidiary, Cogent Infrastructure, LLC (formerly Cogent Infrastructure, Inc.) (“Cogent Infrastructure”), or its subsidiaries, (b) certain customer contracts that are unrelated to the Securitization and (c) the equity interests of Cogent Infrastructure’s indirect subsidiary, Sprint Solutions Wireline LLC, including all liabilities and obligations associated therewith;

(ii)

entered into (a) leases on behalf of Cogent Infrastructure or its subsidiaries, as lessor, and Group or its subsidiaries, as lessee, for the use of certain premises held by Cogent Infrastructure of its subsidiaries, and (b) a dark fiber indefeasible right of use agreement in favor of Cogent Group or its subsidiaries for the use of certain fiber optic routes owned by Cogent Infrastructure or its subsidiaries; and

(iii)

prior to the transfer of the equity of the Securitization Issuer from Group or its subsidiaries, transferred or assigned to the Securitization Issuer (a) certain IPv4 addresses held by Cogent Group or its subsidiaries and (b) any related customer contracts;

(iv)	transferred the equity of the Securitization Issuer from Group or one of its subsidiaries to Cogent Infrastructure or one of its subsidiaries; and
(v)

following the transfer of the equity of the Securitization Issuer to Cogent Infrastructure or one of its subsidiaries, transferred or assigned to the Securitization Issuer (a) certain IPv4 addresses held by Cogent Infrastructure or its subsidiaries and (b) any related customer contracts;

in each case, in amounts of substantially equivalent value and delivered by the Company to Group or Cogent Infrastructure, as applicable, as a contribution to capital. For the avoidance of doubt, following the consummation of the foregoing, the Securitization Issuer became an indirect subsidiary of Cogent Infrastructure and holds the IPv4 addresses contributed to it by Group, Cogent Infrastructure and/or their respective subsidiaries in connection with the foregoing.

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

Risks related to the COVID-19 pandemic; vaccination and in office requirements; delays in the delivery of networking equipment and other services from certain vendors; economic risks; reductions in our prices in an inflationary economy; events beyond our control that result in an inability to provide services to customers or increase the costs or reduce the profitability of providing services; our ability to realize the anticipated benefits of the acquisition of the Sprint Business (as defined below) and difficulty integrating the Sprint Business; our ability to retain existing customers and continue to add new customers; shifts to remote work impacting our ability to retain and add customers; vacancy rates in our buildings; our ability to efficiently manage growth; our ability to retain existing enterprise customers, maintain the level of services provided to enterprise customers or attract new enterprise customers; reduction of the attractiveness of our business due to certain employees desiring to work remotely; our to successfully make or integrate acquisitions or enter into strategic alliances; risks related to data center expansions; risks related to environmental, social and governance matters; our ability to maintain relationships with other network providers; competition in our industry; the potential for the telephone companies and cable companies to provide better delivery of certain Internet content; cybersecurity risks; the ability of our information systems to support our customers, network operations, sales, billing and financial reporting; our insurance coverage may be insufficient; the lack of a Legacy Registration Services Agreement with the American Registry for Internet Numbers or any other regional Internet registry with respect to a substantial portion of our IPv4 addresses; our ability to obtain or maintain the agreements necessary to augment or maintain the Company’s network; delays and problems of our off-net business; interruptions of services from fiber providers; increased reliance on agreements with landowners; risks related to climate change; risks related to maintaining and repairing our owned fiber network; risks related to the our network infrastructure equipment being manufactured or provided by a limited number of network infrastructure vendors; risks related to international operations; liabilities for the content disseminated through our network or for network failures, delays or errors in transmissions; risks related to privacy regulations and changes in laws, rules and enforcement; difficulties in censoring content on the Internet; tax risks; our ability to make payments on our indebtedness as they become due, our ability to incur more debt, restrictions on our business contained in the agreements governing our debt obligations, our ability to service our indebtedness, and risks related to our cash and cash equivalents held at financial institutions in amounts in excess of insured limits, as well as other risks discussed from time to time in our filings with the Securities and Exchange Commission, including, without limitation, our Annual Report on Form 10-K for the year ended December 31, 2023, and our Quarterly Reports on Form 10-Q.

Acquisition of Sprint Communications

On May 1, 2023 (the “Closing Date”), Cogent Infrastructure, LLC (formerly Cogent Infrastructure, Inc.), a Delaware corporation and our direct wholly owned subsidiary, closed on its acquisition of the U.S. long-haul fiber network (including the non-U.S. extensions thereof) of Sprint Communications and its Subsidiaries (the “Sprint Business”) in accordance with the terms and conditions of the Membership Interest Purchase Agreement (the “Purchase Agreement”), dated September 6, 2022, by and among us, Sprint Communications LLC, a Kansas limited liability company (“Sprint Communications”) and an indirect wholly owned subsidiary of T-Mobile US, Inc., a Delaware corporation (“T-Mobile”), and Sprint LLC, a Delaware limited liability company and an indirect wholly owned subsidiary of T-Mobile (the “Seller”). On the Closing Date, we purchased from the Seller all of the issued and outstanding membership interests (the “Purchased Interests”) of Wireline Network Holdings LLC, a Delaware limited liability company that, following an internal restructuring and divisive merger, holds Sprint Communications’ assets and liabilities relating to the Sprint Business (such transactions contemplated by the Purchase Agreement, collectively, the “Transaction”).

Purchase Price

On the Closing Date, we consummated the Transaction pursuant to the terms of the Purchase Agreement, providing a purchase price of $1 payable to the Seller for the Purchased Interests, subject to customary adjustments, including working capital (the “Working Capital Adjustment”), as set forth in the Purchase Agreement. As consideration for the Purchased Interests, the Working Capital Adjustment (primarily related to acquired cash and cash equivalents of an estimated $43.4 million at the Closing Date in order to fund the international operations of the Sprint Business) was $66.1 million, of which $61.1 million was paid to the Seller on the Closing Date. During the third quarter of 2023, an additional Working Capital Adjustment of $5.0 million was accrued due to the Seller. In April 2024, the additional $5.0 million Working Capital Adjustment was paid to the Seller.

The Purchase Agreement also includes an estimated payment of $28.1 million ($19.8 million net of discount) from Seller to Buyer related to acquired short-term lease obligations (the “Short-term Lease Payment”). The Short-term Lease Payment will be paid from the Seller to the Company in four equal payments in months 55 to 58 after the Closing Date. The Short-term Lease Payment was recorded at its present value resulting in a discount of $8.4 million. The interest rate used in determining the present value was derived considering rates on similar issued debt instruments with comparable durations, amongst other market factors. The determination of the discount rate requires some judgment. During the third quarter of 2023, the Short-term Lease Payment was reduced by $4.8 million and in the first quarter of 2024 the Short-term Lease Payment was reduced by an additional $17.0 million, net of discount of $7.2 million. Including the cumulative impact of the first quarter 2024 adjustment, the amortization of the discount resulted in interest expense of $0.5 million for the three months ended March 31, 2024.

The Purchase Agreement also includes reimbursement from Seller to Buyer for qualifying severance expenses incurred, which were $4.3 million in the three months ended March 31, 2024 and $16.2 million in the year ended December 31, 2023. The final determination of the Working Capital Adjustment and the Short-term Lease Payment was completed in April 2024 and the Company paid the Seller $5.0 million for the remaining Working Capital Adjustment.

IP Transit Services Agreement

On the Closing Date, Cogent Communications, LLC (formerly Cogent Communications, Inc.) T-Mobile USA, Inc., a Delaware corporation and direct subsidiary of T-Mobile (“TMUSA”), entered into an agreement for IP transit services (“IP Transit Services Agreement”), pursuant to which TMUSA will pay us an aggregate of $700.0 million, consisting of (i) $350.0 million in equal monthly installments of $29.2 million per month during the first year after the Closing Date and (ii) $350.0 million in equal monthly installments of $8.3 million per month over the subsequent 42 months. We concluded that the $700.0 million cash consideration was not separately identifiable from the business combination. As a result, the IP Transit Services Agreement was recorded in connection with the Transaction. During the three months ended March 31, 2024, TMUSA paid us $87.5 million under the IP Transit Agreement.

Transition Services Agreement

On the Closing Date, the Buyer entered into a transition services agreement (the “TSA”) with the Seller, pursuant to which the Seller will provide to the Buyer, and the Buyer will provide to the Seller on an interim basis following the Closing Date, certain specified services (the “Transition Services”) to ensure an orderly transition following the separation of the Sprint Business from Sprint Communications. The services to be provided by the Seller to the Buyer include, among others, information technology support, back office and finance, real estate and facilities, vendor and supply chain management, including the payment and processing of vendor invoices for the Company and human resources. The services to be provided by the Buyer to the Seller include, among others, information technology and network support, finance and back office and other wireless business support.

The Transition Services are generally intended to be provided for a period of up to two years following the Closing Date, although such period may be extended for an additional one-year term by either party upon 30 days’ prior written notice. The fees for the Transition Services are calculated using either a per service monthly fee or an hourly rate for the employees allocated to provide such services. Any third-party costs incurred in providing the Transition Services are passed on to the party receiving such services at cost for the two-year period. Amounts paid for the Sprint Business by T - Mobile are reimbursed at cost.

Either party to the TSA may terminate the agreement (i) with respect to any individual service in full for convenience upon 30 days’ prior written notice for certain services and reduced for other services after a 90-day period. The TSA may be terminated in its entirety if the other party has failed to perform any of its material obligations and such failure is not cured within 30 days. The TSA provides for customary indemnification and limits on liability. Amounts billed under the TSA are due 30 days from receipt of the related invoice. During the three months ended March 31, 2024, the Company was billed $16.7 million as due to the Seller under the TSA, respectively, primarily for reimbursement at cost of payments to vendors of the Sprint Business. During the three months ended March 31, 2024, the Company paid $78.5 million to the Seller under the TSA that included payments for amounts billed in 2023. As of March 31, 2024, the Company owed $5.8 million to the Seller and the Seller owed $3.2 million to the Company under the TSA agreement. The amounts due to the Seller are primarily reimbursements for payments to Sprint Business vendors paid by the Seller for the Company until these vendors are fully transitioned to the Company. The amounts due from the Seller are primarily reimbursements for severance costs related to Sprint Business employees and services provided by the Company for the Seller.

Other Services Provided to Seller

In addition, on the Closing Date, the Buyer and TMUSA entered into a commercial agreement (the “Commercial Agreement”) for colocation and connectivity services, pursuant to which the Company will provide such services to TMUSA for a per service monthly fee plus certain third-party costs incurred in providing the services. During the three months ended March 31, 2024, the Company recorded $3.2 million from TMUSA as service revenue under the Commercial Agreement. As of March 31, 2024, TMUSA owed $20.0 million to the Company under the Commercial Agreement. These amounts are included in accounts receivable.

Acquisition-Related Costs

In connection with the Transaction and negotiation of the Purchase Agreement, the Company has incurred a total of $9.2 million of professional fees and other acquisition related costs and $20.6 million of reimbursed severance costs. For the three months ended March 31, 2024 such professional fees and other acquisition related costs and reimbursed severance costs were $4.7 million and $4.3 million, respectively.

Competitive Advantages

We believe we address many of the data communications needs of businesses large and small, communications service providers and other bandwidth-intensive organizations by offering them high-quality, high-speed Internet access and private network services at attractive prices. After our acquisition of the Sprint Business, we began offering services to larger enterprise customers. We believe that our organization has the following competitive advantages:

Low Cost of Operation: We believe that the wireline telecom industry is undergoing, and will continue to face, significant price deflation for its applications and services. This price deflation is a result of a variety of factors including increased competition, enhanced substitutability of certain products and services and the continued impact of Moore’s Law, which has driven down the cost of technology, particularly for fiber optic Wavelength Division Multiplexing equipment and optically interfaced routers. Faced with the backdrop of continued price deflation in our industry, we have made a series of discreet choices around our network design, operating strategy and product offerings that are consistent with our objective of becoming the low cost operator in our industry. Since our initiation of operations, this strategy has resulted in a rapid decline in our cost to transmit bits, which has increased our margins and decreased our capital intensity as measured by our capital expenditures per total revenues. Important components of our low cost operating strategy include:

●	One Network Protocol. Upon our founding, we selected to operate our network solely using Ethernet protocol. We made this selection in order to take advantage of the significantly greater installed base and lower cost of Ethernet network equipment versus other protocols, the substantially lower costs associated with operating and maintaining one network protocol and the continued benefits of the rapid price performance ratio improvements of Ethernet-related equipment. Our single network protocol allows us to avoid many of the costs that our competitors who operate circuit-switched, time-division multiplexing (“TDM”) and hybrid fiber coaxial networks incur related to provisioning, monitoring and maintaining multiple transport protocols. Selecting one operating protocol has also had positive effects in terms of our operating overhead and the simplicity of our organization. We believe the vast majority of our competition currently operates their networks with multiple protocols and we believe that attempts to upgrade their networks to one protocol would be operationally challenging and costly.

●	Our Network. We have acquired a large portfolio of dark fiber leases from over 325 dark fiber vendors from around the world sourced from the excess inventory of existing networks. The nature of this portfolio and the individual leases provide us long-term access to dark fiber at attractive rates and, in many cases, the opportunity to extend these leases for multiple terms. On average, a modest number of our dark fiber leases come up for renewal each year. In addition, with our acquisition of the Sprint Business, we now own a nationwide domestic fiber network (the “Sprint Network”). Acquiring the Sprint Network allows us to capitalize on the benefits of owning network without significant upfront capital investment. The Sprint Network is mostly complementary to our existing leased dark fiber network, offers unique geographic routes and will allow us to reduce our reliance on leased dark fiber. This strategic combination of owned and leased dark fiber will help to ensure a robust and reliable network and enables us to connect via dark fiber to virtually any geographic route or facility we require on a long-term, cost-effective basis.
●	Narrow and Focused Product Set. Since our founding, we have strategically focused on delivering a very narrow product set to our customers. The vast majority of our revenue is driven by or related to our high-capacity, bi-directional, symmetric Internet access services which can be accessed on-net in multi-tenant office buildings (“MTOBs”) and carrier neutral data centers (“CNDCs”) or off-net through other carriers’ “last mile” connections to customer facilities. The addition of optical wave and optical transport services and our decision to continue to support MPLS virtual private network (“VPN”) services for our acquired customers are consistent with this strategy. There are significant cost advantages as a result of this narrow product set. We believe that the relative size of our salesforce training, support and overhead is lower than comparable telecom providers that tend to offer a broader, one-stop shop product set to their client base.
●	Scalable Network Equipment and Hub Configurations. Due to our single network protocol and narrow product set, our transmission and network operations rely mainly on two sets of equipment for operation. The addition of optical waves and optical transport services to our product set has not altered this configuration. In order to further scale our operating leverage, we have systematically reused older equipment in less dense portions of our network. Due to interoperability between the generations of products, we are able to transfer older equipment from our core, high-traffic areas to less congested portions of our network. The result of this dynamic grooming process is that we are able to utilize our equipment for materially longer periods than the expected life of this equipment, thereby reducing our capital investment in our network. We design and build all of our network hubs, points of presence, and data centers to the same standards and configurations. This replication strategy provides us scale benefits in equipment purchases, training, and maintenance.

Greater Control and Superior Delivery. Our on-net service does not rely on circuits that must be provisioned by a third-party carrier. In our on-net MTOBs, we provide our customers the entire network, including the “last mile” and the in-building wiring connecting to our customer’s suite. In our CNDCs, we are collocated with our customers. As a result, only a cross-connection within the data center is required to provide our services to our customers, including our newer optical wave and optical transport offerings. The structure of our on-net service provides us with more control over our service, quality and pricing. It also allows us to provision services more quickly and efficiently than provisioning services on a third-party carrier network. The vast majority of our on-net Internet and VPN services can be installed in less than two weeks, which is materially faster than the installation times for some of our incumbent competitors.

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

Large Addressable Market. We have systematically evaluated and chosen our network extensions to buildings, data centers and markets based upon a rigorous set of criteria to evaluate the economic opportunity of network locations. Additional factors relevant to our pursuit of new buildings include the willingness of building owners to grant us access rights, the availability of optical fiber networks to serve those buildings, the costs to connect buildings to our network and equipment availability. We have also begun to evaluate the sustainability of new locations by evaluating the LEED Green Rating of Buildings, the potential to source renewable energy at locations and the potential impact of climate change on a location including proximity to water and the risk of flooding. Our network is connected to 3,321 total buildings located in 235 metropolitan markets globally. These buildings include 1,861 large MTOBs (totaling over 1.0 billion square feet of office space) in major North American cities where we offer our services to a diverse set of high-quality corporate customers within close physical proximity of each other. These buildings also include 1,586 CNDCs located in 1,382 buildings in North America, Europe, South America, Oceania and Africa where our net-centric customers directly interconnect with our network. We also operate 78 of our own data centers 24 of which converted from facilities acquired with the Sprint Business) across the United States and in Europe, which comprise over 1.7 million square feet of floor space, offer 159 MW of power and are directly connected to our network. We believe that these network points of presence strategically position our network to attract high levels of Internet traffic and maximize our revenue opportunities and profitability.

Balanced, High-Traffic Network. Since its inception, our network has grown significantly in terms of its geographic reach, customer connections, and traffic. We currently serve 8,098 access networks as well as numerous large and small content providers and 51,821 corporate customer connections and 19,463 enterprise customer connections. Because of these growing bases of customers who distribute (content providers) and receive (access networks) content on our network, we believe that the majority of all the traffic remains “on-net” by both originating and terminating on our network. This control of traffic is an important differentiator as it increases our service reliability and speed of traffic delivery. The increasing share of traffic delivered from content providers to access networks also enhances our margins as we are compensated by both the originating customer and terminating customer. The breadth of our network, extensive size of our customer base, and the volume of our traffic enables us to be one of a handful of Tier 1 networks that are interconnected on a settlement-free basis. This Tier 1 network peering status broadens our geographic delivery capability and materially reduces our network costs.

Proven and Experienced Management Team. Our senior management team is composed of seasoned executives with extensive expertise in the telecommunications industry as well as knowledge of the markets in which we operate. The members of our senior management team have an average of over 20 years of experience in the telecommunications industry and many have been working together at the Company for several years. Several members of the senior management team have been working together at the Company since 2000. Our senior management team has designed and built our network and, during our formative years, led the integration of network assets we acquired through 13 significant acquisitions prior to our acquisition of the Sprint Business and managed the expansion and growth of our business. We anticipate that our management team will successfully manage the integration of the Sprint Business into our current operations.

Our Strategy

We intend to remain a leading provider of high quality, high-speed Internet access and private network services and to continue to improve our profitability and cash flow. The principal elements of our strategy include:

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

Increase our Share of the Net-Centric Market. We are currently one of the leading providers of high-speed internet access to a variety of content providers and access networks across the world. We intend to further load our high-capacity network as a result of the growing demand for high-speed Internet access generated by these types of bandwidth-intensive applications such as over-the-top media services, online gaming, video, Internet of Things, voice over IP, remote data storage, and other services. We expect that we will continue to grow our shares of these segments by offering our customers a series of attractive features including:

●	Geographic breadth – We have the broadest CNDC footprint in the industry and currently offer network services in 54 countries – as net-centric customers seek a more international audience this footprint is a significant advantage;
●	High capacity and reliability – We offer 100 Mbps to 100 Gbps ports in all of the CNDCs and 400 Gbps in selected locations on our network, which differentiates the capacity choices we provide our net-centric clients;
●	Balanced customer base – Our leading share of content providers and access networks increases the amount of traffic that originates and terminates on our network thereby reducing latency and enhancing reliability;
●	Large and dedicated salesforce – Our team of net-centric sales professionals is one of the largest salesforces in this industry segment and enables us to better serve this customer segment while also identifying new sales opportunities and gaining new business and customers; and
●	Wave and optical transport services – We began offering wave and optical transport services to our net-centric customers who require these high bandwidth services.

Pursue On-net Customer Growth. Our high-capacity network provides us with the ability to add a significant number of customers to our network with minimal direct incremental costs. We intend to increase usage of our network and operational infrastructure by adding customers in our existing on-net buildings, as well as developing additional markets and connecting more MTOBs and CNDCs to our network. We are also upgrading our network and operational infrastructure to provide wave and optical transport services in more of our on - net buildings. We emphasize our on-net services because they generate greater profit margins and we have more control over service levels, quality and pricing, and our on-net services are provisioned in considerably less time than our off-net services. Our fiber network connects directly to our on-net customers’ premises and we pay no local access (“last mile”) charges to other carriers to provide our on-net services.

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

Expand our Product Offerings to Include Wavelength and Optical Transport Services. In connection with our acquisition of the Sprint Business, we expanded our offerings of optical wavelength and optical transport services over our fiber network. We are selling these services to our existing customers, customers acquired with the Sprint Business and to new customers who require dedicated optical transport connectivity without the capital and ongoing expenses associated with owning and operating network infrastructure. We currently offer wavelength services in 419 data centers and intend to offer this service in approximately 800 data centers in the United States and Mexico by the end of 2024. We believe our wavelength service has the advantages of unique routes, ubiquitous service locations, faster provisioning times and lower prices.

Expand our Data Center Footprint. We currently operate 78 of our own data centers across the United States and Europe. As part of our acquisition of the Sprint Business, we acquired multiple Sprint facilities that previously housed Sprint equipment. We evaluated the suitability of these facilities for conversion to commercial data center space and began repurposing suitable facilities. Repurposing these facilities included removing unused, obsolete equipment and racks, and upgrading or installing new HVAC systems, uninterruptable power supplies (“UPS”), backup generators and fire suppression systems as well as other structural changes. By March 31, 2024, we had converted 24 former Sprint facilities and are in the process of converting approximately 19 additional facilities. If and when these facilities are all suitable for data center customers, we will have added 1.3 million square foot of floor space and approximately 113 MW of available power to our data center portfolio.

Increase our Leasing of IPv4 Address Space. We lease IPv4 address space to our customers, both on a standalone basis and as a complement to a customer’s Internet access services with us. We provide a small number of free IPv4 addresses to our dedicated Internet access customer as well. We currently own approximately 38 million IPv4 addresses, of which 9.9 million were recently acquired at the closing of the Sprint Business acquisition. We currently lease 12.2 million of our IPv4 addresses to our customers on contracts with service terms ranging from 1 month to 5 years. We intend to continue to lease IPv4 addresses to our customers as well as explore alternatives for monetizing our IPv4 address inventory.

Results of Operations

Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023

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

	Three Months Ended
	March 31,		Percent
	2024	2023	Change

	(in thousands)
Service revenue	$266,168	$153,588	73.3%
On-net revenue	138,624	116,143	19.4%
Off-net revenue	118,178	37,283	217.0%
Wavelength revenue	3,327	—	NM
Non-core revenue	6,039	162	NM
Network operations expenses (1)	168,933	58,638	188.1%
Selling, general, and administrative (“SG&A) expenses (2)	76,696	45,078	70.1%
Acquisition costs – Sprint Business	9,037	400	NM
Depreciation and amortization expenses	70,891	25,160	181.8%
Change in valuation - interest rate swap agreement	(6,152)	1,847	NM
Reduction to gain on bargain purchase – Sprint Business	5,470	—	NM
Interest income – IP Transit Services Agreement	7,330	—	NM
Interest expense	23,010	19,005	21.1%
Income tax benefit (expense)	19,127	(4,504)	NM
(1)	Includes non-cash equity-based compensation expenses of $385 and $149 in the three months ended March 31, 2024 and 2023, respectively.

(2)	Includes non-cash equity-based compensation expenses of $6,565 and $6,432 in the three months ended March 31, 2024 and 2023, respectively.

NM – not meaningful

	March 31,		Percent
	2024	2023	Change
Other Operating Data
Average Revenue Per Unit (ARPU)
ARPU - on-net	$525	$467	12.6%
ARPU - off-net	$1,106	$910	21.5%
ARPU - wavelengths	1,638	—	NM
Average Price per Megabit — installed base	$0.26	$0.25	5.9%
Customer Connections—end of period
On-net	87,574	83,268	5.2%
Off-net	34,579	13,785	150.8%
Wavelengths	693	—	NM
Non-core	10,037	374	NM

NM – not meaningful

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

Our service revenue increased by 73.3% from the three months ended March 31, 2023 to the three months ended March 31, 2024. Exchange rates positively affected our increase in service revenue by $0.4 million. All foreign currency comparisons herein reflect results for the three months ended March 31, 2024 translated at the average foreign currency exchange rates for the three months ended March 31, 2023. We increased our total service revenue by the acquisition of Sprint Business customers, expanding our network, adding additional buildings to our network, increasing our penetration into the buildings connected to our network and gaining market share by offering our services at lower prices than our competitors.

Revenue recognition standards include guidance relating to any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, gross receipts taxes, Universal Service Fund fees and certain state regulatory fees. We record these taxes billed to our customers on a gross basis (as service revenue and network operations expense) in our condensed consolidated statements of comprehensive income. The impact of these taxes including the Universal Service Fund resulted in an increase to our revenues of $16.4 million from the three months ended March 31, 2023 to the three months ended March 31, 2024.

Revenue and customer connections by customer type

Our corporate customers generally purchase their services on a price per connection basis. Our net-centric customers generally purchase their services on a price per megabit-metered basis. We began to serve enterprise customers in connection with our acquisition of the Sprint Business. We define “enterprise” customers as large corporations (typically, Fortune 500 companies with greater than $5 billion in annual revenue) running Wide Area Networks (“WAN”) with several dozen to several hundred sites. Our enterprise customers generally purchase our services on a price per location basis. Revenues from our corporate, net-centric and enterprise customers represented 46.9%, 34.6% and 18.5% of total service revenue, respectively, for the three months ended March 31, 2024. Revenues from our corporate and net-centric customers represented 55.8% and 44.2% of total service revenue, respectively, for the three months ended March 31, 2023. Revenues from corporate customers increased by 45.8% to $124.9 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. Revenues from our net-centric customers increased by 35.3% to $92.0 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. Revenues from our enterprise customers were $49.3 million for the three months ended March 31, 2024.

We acquired 17,823 corporate customer connections, 5,711 net-centric customer connections and 23,209 enterprise customer connections with the Sprint Business. In connection with our acquisition of the Sprint Business and at the Closing Date, we classified the Sprint Business revenue as $20.1 million of monthly recurring revenue as enterprise revenue, $12.9 million of monthly recurring revenue as corporate revenue and $6.5 million of monthly recurring revenue as net-centric revenue.

Our revenue from our corporate customers increased primarily due to corporate customer connections acquired with the Sprint Business. Our corporate customers take advantage of our superior speeds, greater aggregate throughput, service levels and installation times versus our competitors. The growing trend of customers installing second lines for redundancy in order to construct virtual private networks (“VPNs”) has also led to our ability to increase our corporate revenues. Beginning with and throughout the COVID-19 pandemic, we witnessed a deteriorating real estate market in and around the buildings we service in central business districts in North America. Because of the rising vacancy levels and falling lease initiations or renewals, we experienced a slowdown in new sales to our corporate customers, which negatively affected our corporate revenue results. During the three months ended March 31, 2024, we continued to see gradual declines in vacancy rates and rising office occupancy rates. In addition, we continued to see positive trends in our corporate business. As the option to fully or partially work from home becomes permanently established at many companies, our corporate customers are integrating some of the new applications that became part of the remote work environment, which benefits our corporate business as these customers upgrade their Internet access infrastructure to higher capacity connections. Further, if and when companies eventually return to the buildings in which we operate, we believe it will present an opportunity for increased sales. However, the exact timing and path of these positive trends remains uncertain, and as the after effects of the COVID-19 pandemic linger, we may continue to see increased corporate customer turnover, fewer upgrades of existing corporate customer configurations and fewer new tenant opportunities, which would negatively affect our corporate revenue growth.

Our revenue from our net-centric customers increased primarily due to an increase in our number of net-centric customers, growth in network traffic from these customers and from net-centric customer connections acquired with the Sprint Business. Our net-centric customers purchase our services on a price per megabit basis. The net-centric market exhibits significant pricing pressure due to the continued introduction of new technology, which lowers the marginal cost of transmission and routing, and the commodity nature of the service where price is typically the only differentiating factor for these customers. Our average price per megabit of our installed base of customers increased by 5.9% from the three months ended March 31, 2023 to the three months ended March 31, 2024 primarily from the impact of the price per megabit customers acquired in the Sprint Business. The impact of foreign exchange rates has a more significant impact on our net-centric revenues.

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

Our on-net revenues increased by 19.4% from the three months ended March 31, 2023 to the three months ended March 31, 2024. Our on-net revenues increased as we increased the number of our on-net customer connections by 5.2% at March 31, 2024 from March 31, 2023. On-net revenue increased at a greater rate than on-net customer connections primarily due to an increase in our on-net ARPU from the three months ended March 31, 2023 to the three months ended March 31, 2024. ARPU is determined by dividing on-net revenue for the period by the average on-net customer connections for that period.

Our off-net revenues increased by 217.0% from the three months ended March 31, 2023 to the three months ended March 31, 2024. Our off-net revenues increased primarily from the 150.8% increase in the number of our off-net customer connections from March 31, 2023 to March 31, 2024. Off-net customer revenues increased at a greater rate than off-net customer connections primarily due to an increase in our off-net ARPU from the three months ended March 31, 2023 to the three months ended March 31, 2024. Off-net ARPU is determined by dividing off-net revenue for the period by the average off-net customer connections for that period.

In connection with our acquisition of the Sprint Business, we expanded our offerings of optical wavelength and optical transport services over our fiber network. Wavelength revenue was $3.3 million for the three months ended March 31, 2024.

Our non-core revenues increased from the three months ended March 31, 2023 to the three months ended March 31, 2024 from the acquisition of non-core revenues from customers acquired in the Sprint Business.

Network Operations Expenses. Network operations expenses include the costs of personnel associated with service delivery, network management and customer support, network facilities costs, right-of-way fees, fiber and equipment maintenance fees, leased circuit costs, access and facilities fees paid to building owners and excise taxes billed to our customers and recorded on a gross basis. Our network operations expenses, including non-cash equity-based compensation expense, increased by 188.1% from the three months ended March 31, 2023 to the three months ended March 31, 2024. Non-cash equity-based compensation expense is included in network operations expenses consistent with the classification of the employee’s salary and other compensation. The increase in network operations expense is primarily attributable to an increase in costs related to our network and facilities expansion activities, an increase in power costs and network operations expense from our acquisition of the Sprint Business.

Selling, General, and Administrative (“SG&A”) Expenses. Our SG&A expenses, including non-cash equity-based compensation expense, increased by 70.1% from the three months ended March 31, 2023 to the three months ended March 31, 2024. Non-cash equity-based compensation expense is included in SG&A expenses consistent with the classification of the employee’s salary and other compensation. SG&A expenses increased primarily from an increase in salaries and benefits from a 76.6% increase in our total headcount, including 942 employees added to our headcount from our acquisition of the Sprint Business on the Closing Date. Our sales force headcount, inclusive of sales management, was 871 at March 31, 2024 and 714 at March 31, 2023, and our total headcount was 1,955 at March 31, 2024 and 1,107 at March 31, 2023. The Sprint Business added 114 employees to our sales force headcount on the Close Date.

Acquisition-Related Costs. In connection with the Transaction and negotiation of the Purchase Agreement, we incurred professional fees, other acquisition related costs and reimbursed severance costs. Such fees and reimbursed severance costs totaled $9.0 million for the three months ended March 31, 2024 and $0.4 million for the three months ended March 31, 2023.

Depreciation and Amortization Expenses. Our depreciation and amortization expense increased by 181.8% from the three months ended March 31, 2023 to the three months ended March 31, 2024. The increase was primarily due to the depreciation expense associated with the increase in deployed fixed assets and assets acquired with the Sprint Business.

Reduction to Gain on Bargain Purchase. We accounted for our acquisition of the Sprint Business as a business combination. The identifiable assets acquired and liabilities assumed were recorded at their fair values as of the acquisition date. Assigning fair market values to the assets acquired and liabilities assumed at the date of an acquisition requires the use of significant judgment regarding estimates and assumptions. The fair value of the identifiable assets acquired was $1.9 billion (including amounts due under the IP Transit Services Agreement) and was in excess of the $1.1 billion liabilities assumed and the $0.6 billion net consideration to be received from the Seller resulting in a gain on bargain purchase of $1.4 billion. During the three months ended March 31, 2024, we made certain adjustments to our estimates of the fair market value of the assets acquired and liabilities assumed resulting in reduction to the gain on bargain purchase of $5.5 million for the three months ended March 31, 2024.

Interest Income - IP Transit Services Agreement. On the Closing Date, we entered into the IP Transit Services Agreement with TMUSA, pursuant to which TMUSA will pay us an aggregate of $700.0 million, consisting of (i) $350.0 million in equal monthly installments during the first year after the Closing Date and (ii) $350.0 million in equal monthly installments over the subsequent 42 months.

We accounted for the Transaction as a business combination under ASC Topic 805 Business Combinations (“ASC 805”). Under ASC 805, we concluded that the $700.0 million of payments to be made represent consideration received to complete the acquisition of a distressed business. We also evaluated whether the IP Transit Services Agreement was in the scope of ASU No. 2014-09 Revenue from Contracts with Customers (“ASC 606”). We concluded that TMUSA did not represent a “customer” as defined by ASC 606, the stated contract price did not represent consideration for services to be delivered, and the transaction did not satisfy the definition of revenue, which excluded this arrangement from the scope of ASC 606. As a result, the IP Transit Services Agreement was recorded in connection with the Transaction at its discounted present value resulting in a discount of $79.6 million. The amortization of the discount resulted in interest income of $7.3 million for the three months ended March 31, 2024.

Interest Expense. Our interest expense resulted from interest incurred on our $500.0 million aggregate principal amount of 3.50% Senior Secured Notes due 2026 that we issued in May 2021 (the “2026 Notes”), interest incurred on our $450.0 million aggregate principal amount of 7.00% Senior Unsecured Notes due 2027 that we issued in June 2022 (the “2027 Notes”) and interest incurred on our finance lease obligations. Our finance leases include a lease totaling $160.9 million being amortized over 44 months, acquired with the Sprint Business. Our interest expense increased by 21.1% from the three months ended March 31, 2023 to the three months ended March 31, 2024. The increase was primarily due to the impact of the finance lease acquired with the Sprint Business.

Change in Valuation - Interest Rate Swap Agreement. As of March 31, 2024, the fair value of our Swap Agreement was a net liability of $44.8 million. We recorded an unrealized loss for the non-cash change in the valuation of the Swap Agreement of $6.2 million in the three months ended March 31, 2024 and an unrealized gain of $1.8 million in the three months ended March 31, 2023 from changes in interest rates.

Under the Swap Agreement settlement payment made in May 2023, we paid $9.5 million to the counterparty for a net cash interest cost of $9.5 million for the period from November 1, 2022 to April 30, 2023. Under the Swap Agreement settlement payment made in November 2023, we paid $12.0 million to the counterparty for a net cash interest cost of $12.0 million for the period from May 1, 2023 to October 31, 2023. Under the Swap Agreement settlement payment made in May 2024, we paid $12.1 million to the counterparty for a net cash interest cost of $12.1 million for the period from November 1, 2023 to April 30, 2024.

Income Tax Benefit (Expense). Our income tax benefit was $19.1 million for the three months ended March 31, 2024 and our income tax expense was $4.5 million for the three months ended March 31, 2023. The change in our income tax expense is primarily related to projected operating results related to the Sprint Business acquisition and the reversal of deferred tax liabilities acquired with the Sprint Business.

Buildings On-net. As of March 31, 2024 and 2023, we had a total of 3,321 and 3,190 on-net buildings connected to our network, respectively. The increase in our on-net buildings was a result of our disciplined network expansion program. We anticipate adding a similar number of buildings to our network for the next several years.

Liquidity and Capital Resources

IPv4 Address Securitization

On May 2, 2024, Cogent IPv4 LLC, a special-purpose, bankruptcy remote, indirect wholly owned subsidiary of the Company (the “Securitization Issuer”), completed a financing transaction pursuant to which it issued $206.0 million aggregate principal amount of secured Internet Protocol version 4 (“IPv4”) address revenue notes (the “Securitization”), consisting of 7.924% Series 2024-1, Class A-2 term notes with a term ending in May 2029, in an offering exempt from registration under the Securities Act of 1933, as amended.

In connection with the consummation of the Securitization, the Company:

(i)	transferred or assigned to Group, the co-issuer of the Company’s existing senior notes, or its subsidiaries (a) certain IPv4 addresses (which IPv4 addresses are not included as collateral for the Securitization) held by the Company’s direct subsidiary, Cogent Infrastructure, LLC (formerly Cogent Infrastructure, Inc.) (“Cogent Infrastructure”), or its subsidiaries, (b) certain customer contracts that are unrelated to the Securitization and (c) the equity interests of Cogent Infrastructure’s indirect subsidiary, Sprint Solutions Wireline LLC, including all liabilities and obligations associated therewith;
(ii)	entered into (a) leases on behalf of Cogent Infrastructure or its subsidiaries, as lessor, and Group or its subsidiaries, as lessee, for the use of certain premises held by Cogent Infrastructure of its subsidiaries, and (b) a dark fiber indefeasible right of use agreement in favor of Cogent Group or its subsidiaries for the use of certain fiber optic routes owned by Cogent Infrastructure or its subsidiaries; and
(iii)	prior to the transfer of the equity of the Securitization Issuer from Group or its subsidiaries, transferred or assigned to the Securitization Issuer (a) certain IPv4 addresses held by Cogent Group or its subsidiaries and (b) any related customer contracts;
(iv)	transferred the equity of the Securitization Issuer from Group or one of its subsidiaries to Cogent Infrastructure or one of its subsidiaries; and

(v)	following the transfer of the equity of the Securitization Issuer to Cogent Infrastructure or one of its subsidiaries, transferred or assigned to the Securitization Issuer (a) certain IPv4 addresses held by Cogent Infrastructure or its subsidiaries and (b) any related customer contracts;

in each case, in amounts of substantially equivalent value and delivered by the Company to Group or Cogent Infrastructure, as applicable, as a contribution to capital. For the avoidance of doubt, following the consummation of the foregoing, the Securitization Issuer became an indirect subsidiary of Cogent Infrastructure and holds the IPv4 addresses contributed to it by Group, Cogent Infrastructure and/or their respective subsidiaries in connection with the foregoing.

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

Under the IP Transit Services Agreement, TMUSA will pay us an aggregate of $700.0 million, consisting of (i) $350.0 million in equal monthly installments of $29.2 million per month during the first year after the Closing Date and (ii) $350.0 million in equal monthly installments of $8.3 million per month over the subsequent 42 months. Through March 31, 2024, we received ten monthly payments totaling $291.7 million under the IP Transit Services Agreement, reflected as cash from investing activities in our consolidated statements of cash flows. As our business has grown as a result of an increasing customer base, the Transaction, broader geographic coverage and increased traffic on our network, we have historically produced a growing level of cash provided by operating activities. Since we closed the Transaction we have experienced a reduction of cash provided by operating activities from the impact of the Transaction. The cash received from the IP Transit Services Agreement was designed to offset operating losses associated with the Sprint Business. Increasing our cash provided by operating activities is, in part, dependent upon our ability to reduce the operating costs of the Sprint Business while retaining its revenue, expanding our geographic footprint and increasing our network capacity.

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

Over the next several years, we have significant contractual and anticipated cash outlays including our indicative dividend payments on our common stock, our maturing debt obligations, interest payments on our debt obligations and Swap Agreement and our projected capital expenditure requirements in order to help execute our business plan including the integration of Sprint Business. Based upon the historical growth rate of our dividend, we expect that we would have to provide approximately $382 million in order to meet our expected quarterly dividend payments over the next two years. Our $500.0 million of 2026 Notes accrue interest at 3.50%, mature in May 2026 and include annual interest payments of $17.5 million until maturity. Our $450.0 million of 2027 Notes mature in June 2027 and include annual interest payments of $31.5 million until maturity.

Under our Swap Agreement, we pay the counterparty a semi-annual payment based upon overnight SOFR plus a contractual interest rate spread, and the counterparty pays us a semi-annual fixed 3.50% interest payment. These settlement payments are made in November and May of each year until the Swap Agreement expires in February 2026. As of March 31, 2024, $44.8 million of our cash and cash equivalents are restricted for use under our Swap Agreement. We have made a $45.8 million deposit with the counterparty to the Swap Agreement. If the fair value of the Swap Agreement exceeds a net liability of $45.8 million, we will be required to deposit additional funds with the counterparty equal to the net liability fair value. As of March 31, 2024, $44.9 million of the deposit was restricted and $1.0 million was unrestricted.

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

Impact of COVID-19 on Our Liquidity and Operating Performance

As of March 31, 2024, we had cash, cash equivalents and restricted cash of $163.3 million. The COVID-19 pandemic has not impacted our credit rating to date, nor do we believe that it has materially changed our cost of capital. We believe we are able to timely service our debt obligations and will not require any concessions to do so. We believe we will have access to additional capital from a variety of sources and the public capital markets for debt and equity.

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

Following the end of the pandemic, during the three months ended March 31, 2024, we continued to see declining vacancy rates and rising office occupancy rates in certain markets in which we operate. Other markets, particularly those in California and the Pacific Northwest, continue to see markedly higher vacancy rates. In addition, we began to see positive trends in our corporate business. This was due partially to the increase in office occupancy rates and leasing activity in some markets but also to new demands for services from corporate customers. As the option to fully or partially work from home becomes permanently established at many companies, our corporate customers are integrating some of the new applications that became part of the remote work environment, which benefits our corporate business as these customers upgrade their Internet access infrastructure to higher capacity connections, and mitigates the overall impact of remote work policies on our corporate business. Further, if and when companies eventually return to the buildings in which we operate, we believe it will present an opportunity for increased sales.

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

Cash Flows

The following table sets forth our consolidated cash flows.

	Three months Ended March 31,
(in thousands)	2024	2023
Net cash provided by operating activities	$19,219	$35,821
Net cash provided by (used in) investing activities	50,951	(23,204)
Net cash used in financing activities	(23,549)	(54,616)
Effect of exchange rates changes on cash	2,872	510
Net increase (decrease) in cash and cash equivalents and restricted cash	$49,493	$(41,489)

Net Cash Provided by Operating Activities. Our primary source of operating cash is receipts from our customers who are billed on a monthly basis for our services. Our primary uses of operating cash are payments made to our vendors, payments under the TSA, payments to employees and interest payments made to our finance lease vendors and our note holders. Our changes in cash provided by operating activities are primarily due to changes in our operating profit and changes in our interest payments. On the Closing Date, we entered into a TSA with the Seller, pursuant to which the Seller will provide to us, and we will provide to the Seller on an interim basis following the Closing Date, Transition Services to ensure an orderly transition following the separation of the Sprint Business from Sprint Communications. Amounts billed under the TSA are due 30 days from receipt of the related invoice. During the three months ended March 31, 2024, we were billed $16.7 million under the TSA primarily for reimbursement at cost of payment to vendors of the Sprint Business. During the three months ended March 31, 2024 we paid $78.5 million to the Seller under the TSA. As of March 31, 20234 we owed $5.8 million to the Seller and the Seller owed $3.2 million to us under the TSA agreement.

Net Cash Provided by (Used in) Investing Activities. Our primary use of cash for investing activities is for purchases of property and equipment. Purchases of property and equipment were $40.9 million and $23.2 million for the three months ended March 31, 2024 and 2023, respectively. The changes in purchases of property and equipment were primarily due to the timing and scope of our network expansion activities including geographic expansion, purchases related to our acquisition of the Sprint Business and adding buildings to our network. On the Closing Date, we entered into the IP Transit Services Agreement pursuant to which TMUSA will pay us an aggregate of $700.0 million, consisting of (i) $350.0 million in equal monthly installments during the first year after the Closing Date and (ii) $350.0 million in equal monthly installments over the subsequent 42 months. During the three months ended March 31, 2024 we were paid $87.5 million under the IP Transit Services Agreement.

Net Cash Used in Financing Activities. Our primary uses of cash for financing activities are for payments to redeem and extinguish our debt, dividend payments and principal payments under our finance lease obligations. During the three months ended March 31, 2023 we paid $45.3 million for our first quarter dividend payment. Our first quarter 2024 dividend payment totaling $45.8 million was paid in April 2024 and accrued at March 31, 2024. Our quarterly dividend payments have increased due to increases in our quarterly dividend per share amounts. Principal payments under our finance lease obligations were $23.2 million and $9.5 million for the three months ended March 31, 2024 and 2023, respectively. The changes in our principal payments under our finance lease obligations were primarily due to the timing and extent of our network expansion activities including geographic expansion, purchases related to our acquisition of the Sprint Business and adding buildings to our network.

Cash Position and Indebtedness

At March 31, 2024, our total indebtedness, at par, was $1.5 billion and our total cash, cash equivalents and restricted cash ($44.8 million) was $163.3 million. Our total indebtedness at March 31, 2024 included $517.5 million of finance lease obligations for dark fiber under long-term IRU agreements.

Summarized Financial Information of Holdings

Neither Holdings nor any of its subsidiaries that is not also a subsidiary of Group is a “Restricted Subsidiary” as defined under the indentures governing our 2026 Notes and our 2027 Notes (the “Indentures”). Holdings is a guarantor under these notes, but none of its subsidiaries that is not also a subsidiary of Group is a guarantor under these notes. Under the Indentures, we are required to disclose certain reasonably related information of Holdings and its subsidiaries that is not attributable to Group and its subsidiaries, relating to Holdings’ assets, liabilities and operating results (“Holdings Financial Information”). The Holdings Financial Information as of and for the three months ended March 31, 2024 is detailed below (in thousands):

As of March 31, 2024
(Unaudited)
Cash and cash equivalents (1)	$24,352
Accounts receivable	3,926
Other current assets	15,444
Total current assets	$43,722
Property and equipment, net	826,371
Right-of-use leased assets	283,929
Intangible assets, net	472,317
Deposits and other assets	8,257
Due from T-Mobile Purchase Agreement	21,132
Total assets	$1,655,728

Accounts payable	$13,505
Due to T-Mobile – TSA	5,816
Due to T-Mobile – Purchase Agreement	4,981
Accrued and other liabilities	28,514
Operating lease liabilities, current maturities	52,155
Finance lease liabilities, current maturities	42,396
Total current liabilities	147,367
Due to Cogent Communications LLC	275,442
Operating lease liabilities	231,773
Finance lease liabilities	82,357
Deferred income tax liabilities	448,654
Other long-term liabilities	37,631
Total liabilities (1)	1,223,224
Stockholders’ equity	432,504
Total liabilities and stockholders’ equity	$1,655,728

For the Three Months
Ended
March 31, 2024
(Unaudited)

Service revenue	$691
Operating expenses
Network operations	38,216
Selling, general and administrative	12,177
Equity‑based compensation expense	7,615
Depreciation and amortization	40,828
Total operating expenses	98,836
Operating loss	(98,145)
Interest expense (1)	(3,058)
Reduction to bargain purchase gain	(5,470)
Interest income and other	624
Net loss	$(106,049)

The Holdings Financial Information as of and for the year ended December 31, 2023 is detailed below (in thousands):

As of December 31, 2023
(Unaudited)
Cash and cash equivalents (1)	$27,601
Accounts receivable	3,690
Other current assets	18,900
Total current assets	$50,191
Property and equipment, net	866,484
Right-of-use leased assets	290,143
Intangible assets, net	472,774
Deposits and other assets	7,257
Due from T-Mobile – Working Capital	38,585
Total assets	1,725,434

Accounts payable	$4,108
Due to T-Mobile – TSA	66,908
Due to T-Mobile Working Capital	4,981
Accrued and other liabilities	33,204
Operating lease liabilities, current maturities	53,427
Finance lease liabilities, current maturities	41,603
Total current liabilities	204,231
Due to Cogent Communications LLC	164,786
Operating lease liabilities	236,716
Finance lease liabilities	93,258
Deferred income tax liabilities	450,579
Other long-term liabilities	37,070
Total liabilities (1)	1,186,640
Stockholders’ equity	538,794
Total liabilities and stockholders’ equity	$1,725,434

For the Year
Ended
December 31, 2023
(Unaudited)

Service revenue	$223,257
Operating expenses
Network operations	254,140
Selling, general and administrative	131,794
Equity‑based compensation expense	7,615
Depreciation and amortization	126,121
Total operating expenses	519,670
Operating loss	(296,413)
Interest expense (1)	(7,688)
Bargain purchase gain	786,045
Interest income and other	2,536
Income before taxes	484,480
Income tax benefit	45,911
Net income	530,931

(1) On May 2, 2024, the Securitization Issuer, which is not a “Restricted Subsidiary” under the Indentures, completed the Securitization. The Securitization is not reflected in the Holdings Financial Information. Net proceeds, after offering expenses, of $200.5 million are expected to be used for general corporate purposes.

Common Stock Buyback Program

Our Board of Directors has approved purchases of shares of our common stock under a buyback program (the “Buyback Program”). There were no purchases of shares of our common stock in the three months ended March 31, 2024 and 2023. As of March 31, 2024, there was a total of $30.4 million available under the Buyback Program that is authorized to continue through December 31, 2024.

Dividends on Common Stock and Return of Capital Program

On February 28, 2024, our Board of Directors approved the payment of our first quarter 2024 dividend of $0.965 per share of common stock to holders of record as of March 15, 2024. This $45.8 million dividend payment was paid on April 9, 2024 and is accrued on our consolidated balance sheet as of March 31, 2024. On May 8, 2024, our Board of Directors approved the payment of a quarterly dividend of $0.975 per share of common stock. This estimated $46.3 million dividend payment is expected to be paid on June 7, 2024.

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

Future Capital Requirements

We believe that our cash on hand and cash generated from our operating activities and cash from the IP Transit Services Agreement will be adequate to meet our working capital, capital expenditure, debt service, dividend payments and other cash requirements for the next 12 months and beyond the next 12 months if we execute our business plan.

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

Critical Accounting Estimates

Management believes that as of March 31, 2024, there have been no material changes to our critical accounting policies and significant estimates from those listed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2023.

ITEM 3.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management believes that as of March 31, 2024, there have been no material changes to our exposures to market risk from those disclosed in Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of our annual report on Form 10-K for the year ended December 31, 2023.

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

ITEM 1A.            RISK FACTORS

Management believes that as of March 31, 2024, there have been no material changes to our risk factors from those disclosed in Item 1A “Risk Factors,” of our annual report on Form 10-K for the year ended December 31, 2023, except as noted below.

We have substantial debt, which we may not be able to repay when due.

Our total indebtedness, at par, at March 31, 2024 was $1.5 billion and includes $500.0 million of our 3.50% senior secured notes due in May 2026 (“2026 Notes”) and $450.0 million of our 7.00% senior unsecured notes due in June 2027 (“2027 Notes”). Our 2026 Notes require interest payments of $17.5 million per year and our 2027 Notes require interest payments of $31.5 million per year, each paid semi-annually. All of our noteholders have the right to be paid the principal and any applicable premium upon an event of default and upon certain designated events, such as certain changes of control. Our total indebtedness at March 31, 2024 included $517.5 million of finance lease obligations for dark fiber primarily under 15 to 43 year IRUs. Our total indebtedness March 31, 2024 excludes $387.5 million of operating lease liabilities which were required to be recorded as right-to-use assets and operating lease liabilities. The amount of our IRU finance lease obligations may be impacted due to our expansion activities, the timing of payments and fluctuations in foreign currency rates. Subsequent to March 31, 2024, our indirect wholly owned subsidiary issued $206 million of secured IPv4 address revenue notes, pursuant to the Securitization completed on May 2, 2024. If we do not have sufficient funds to pay the interest, principal and premium related to these obligations at the time we are obligated to do so, we could be forced into in bankruptcy, or we may only be able to raise the necessary funds on unfavorable terms.

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

In addition, our IPv4 address securitization facility requires us to maintain a specified debt service coverage ratio. Failure to maintain the debt service coverage ratio at a specified triggered level could adversely affect our business, including full or partial amortization or an event of default, as applicable. Our ability to comply with these agreements may be affected by events beyond our control, including prevailing economic, financial and industry conditions. These covenants could have an adverse effect on our business by limiting our ability to take advantage of financing, merger and acquisition or other corporate opportunities. The breach of any of these covenants or restrictions could result in a default under the agreements governing our debt obligations.

ITEM 2.              UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Board of Directors has authorized a plan to permit the repurchase of our common stock in negotiated and open market transactions through December 31, 2024. We may purchase shares from time to time depending on market, economic, and other factors. There were no purchases of shares of our common stock during the first quarter of 2024.

ITEM 5.              OTHER INFORMATION

During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6.              EXHIBITS.

(a)	Exhibits

Exhibit Number	Description
4.1

Base Indenture, dated as of May 2, 2024, by and between Cogent IPv4 LLC and Wilmington Trust, National Association (previously filed as Exhibit 4.1 to our Current Report on Form 8-K, filed on May 6, 2024, and incorporated herein by reference).

4.2

Series 2024-1 Supplement, dated as of May 2, 2024, by and between Cogent IPv4 LLC and Wilmington Trust, National Association, (previously filed as Exhibit 4.2 to our Current Report on Form 8-K, filed on May 6, 2024, and incorporated herein by reference)

4.3

First Supplemental Indenture, dated as of May 2, 2024, by and among Cogent Communications Group, LLC, Sprint Solutions Wireline LLC and Wilmington Trust, National Association, as trustee and collateral agent (previously filed as Exhibit 4.3 to our Current Report on Form 8-K, filed on May 6, 2024, and incorporated herein by reference).

4.4

First Supplemental Indenture, dated as of May 2, 2024, by and among Cogent Communications Group, LLC, Sprint Solutions Wireline LLC and Wilmington Trust, National Association, as trustee (previously filed as Exhibit 4.4 to our Current Report on Form 8-K, filed on May 6, 2024, and incorporated herein by reference).

4.5

Second Supplemental Indenture, dated as of May 3, 2024, by and among Cogent Communications Group, LLC, Cogent Finance, Inc. and Wilmington Trust, National Association, as trustee and collateral agent (previously filed as Exhibit 4.5 to our Current Report on Form 8-K, filed on May 6, 2024, and incorporated herein by reference).

4.6

Second Supplemental Indenture, dated as of May 3, 2024, by and among Cogent Communications Group, LLC, Cogent Finance, Inc. and Wilmington Trust, National Association, as trustee (previously filed as Exhibit 4.6 to our Current Report on Form 8-K, filed on May 6, 2024, and incorporated herein by reference).

10.1

Amendment No. 9 to Employment Agreement of David Schaeffer, dated as of January 3, 2024 (previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on January 5, 2024, and incorporated herein by reference).

10.2

Form of Restricted Stock Award, dated as of January 3, 2024, between the Company and David Schaeffer (previously filed as Exhibit 10.2 to our Current Report on Form 8-K, filed on January 5, 2024, and incorporated herein by reference).

10.3

Form of Restricted Stock Award, dated January 3, 2024, between the Company and the Vice President named executive officers (Retention) (previously filed as Exhibit 10.23 to our Annual Report on Form 10-K, filed on February 29, 2024, and incorporated herein by reference).

31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer (furnished herewith)
32.2	Certification of Chief Financial Officer (furnished herewith)
101.1

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Comprehensive (Loss) Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (filed herewith).

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the iXBRL document).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2024	COGENT COMMUNICATIONS HOLDINGS, INC.

	By:	/s/ David Schaeffer
		Name:	David Schaeffer
		Title:	Chief Executive Officer

Date: May 9, 2024	By:	/s/ Thaddeus G. Weed
		Name:	Thaddeus G. Weed
		Title:	Chief Financial Officer and Treasurer