Form 10-Q
period 2024-06-30
COGENT COMMUNICATIONS HOLDINGS, INC.
filed 2024-08-08
CIK 1158324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2024

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

Common Stock, $.001 par value 49,004,160 shares outstanding as of July 31, 2024

INDEX

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Condensed Consolidated Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets of Cogent Communications Holdings, Inc. and Subsidiaries as of June 30, 2024 (Unaudited) and December 31, 2023	3
	Condensed Consolidated Statements of Comprehensive (Loss) Income of Cogent Communications Holdings, Inc. and Subsidiaries for the Three Months Ended June 30, 2024 and June 30, 2023 (Unaudited)	4
	Condensed Consolidated Statements of Comprehensive (Loss) Income of Cogent Communications Holdings, Inc. and Subsidiaries for the Six Months Ended June 30, 2024 and June 30, 2023 (Unaudited)	5
	Condensed Consolidated Statements of Cash Flows of Cogent Communications Holdings, Inc. and Subsidiaries for the Six Months Ended June 30, 2024 and June 30, 2023 (Unaudited)	6
	Notes to Interim Condensed Consolidated Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	51
Item 4.	Controls and Procedures	52

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings	53
Item 1A.	Risk Factors	53
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	54
Item 5.	Other Information	54
Item 6.	Exhibits	55
SIGNATURES		56
CERTIFICATIONS

PART I FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

COGENT COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2024 AND DECEMBER 31, 2023

(IN THOUSANDS, EXCEPT SHARE DATA)

	June 30,	December 31,
	2024	2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$384,419	$75,092
Restricted cash	41,822	38,689
Accounts receivable, net of allowance for credit losses of $6,382 and $3,677, respectively	111,676	135,475
Due from T-Mobile, IP Transit Services Agreement, current portion, net of discount of $19,992 and $24,898, respectively	80,008	179,269
Due from T-Mobile, Transition Services Agreement	3,862	4,514
Prepaid expenses and other current assets	67,688	80,588
Total current assets	689,475	513,627
Property and equipment:
Property and equipment	3,103,518	2,947,376
Accumulated depreciation and amortization	(1,522,908)	(1,409,559)
Total property and equipment, net	1,580,610	1,537,817
Right-of-use leased assets	332,065	361,587
IPv4 intangible assets	458,000	458,000
Other intangible assets, net	13,926	14,815
Deposits and other assets	26,455	23,438
Due from T-Mobile, IP Transit Services Agreement, net of discount of $19,558 and $27,916, respectively	222,108	263,750
Due from T-Mobile, Purchase Agreement, net of discount of $6,581 and $13,725, respectively	21,534	38,585
Total assets	$3,344,173	$3,211,619
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$38,510	$48,356
Accrued and other current liabilities	189,131	120,523
Due to T-Mobile – Transition Services Agreement	2,286	66,908
Due to T-Mobile – Purchase Agreement	—	4,981
Current maturities, operating lease liabilities	61,780	67,962
Finance lease obligations, current maturities	21,253	64,594
Total current liabilities	312,960	373,324
Senior secured 2026 notes, net of unamortized debt costs of $511 and $645, respectively, and discounts of $680 and $857, respectively	498,809	498,498
Senior unsecured 2027 notes, net of unamortized debt costs of $2,163 and $941, respectively, and discounts of $8,332 and $1,970, respectively	739,505	447,088
Secured IPv4 notes, net of debt costs of $7,323	198,677	—
Operating lease liabilities, net of current maturities	309,055	330,095
Finance lease obligations, net of current maturities	405,176	419,921
Deferred income tax liabilities	406,335	471,498
Other long-term liabilities	58,133	61,639
Total liabilities	2,928,650	2,602,063
Commitments and contingencies:
Stockholders’ equity:
Common stock, $0.001 par value; 75,000,000 shares authorized; 48,990,760 and 48,608,569 shares issued and outstanding, respectively	49	49
Additional paid-in capital	610,905	606,755
Accumulated other comprehensive loss	(21,141)	(14,385)
Accumulated (deficit) earnings	(174,290)	17,137
Total stockholders’ equity	415,523	609,556
Total liabilities and stockholders’ equity	$3,344,173	$3,211,619

The accompanying notes are an integral part of these condensed consolidated balance sheets.

COGENT COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

FOR THE THREE MONTHS ENDED JUNE 30, 2024 AND JUNE 30, 2023

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three Months Ended	Three Months Ended
	June 30, 2024	June 30, 2023
	(Unaudited)	(Unaudited)
Service revenue	$260,443	$239,806
Operating expenses:
Network operations (including $350 and $231 of equity-based compensation expense, respectively, exclusive of depreciation and amortization shown separately below)	156,167	137,502
Selling, general, and administrative (including $3,215 and $6,018 of equity-based compensation expense, respectively)	68,345	83,658
Acquisition costs – Sprint Business	12,370	739
Depreciation and amortization	74,036	52,511
Total operating expenses	310,918	274,410
Gain on lease termination	3,332	—
Operating loss	(47,143)	(34,604)
Interest expense, including change in valuation interest rate swap agreement	(29,541)	(29,958)
Gain on bargain purchase – Sprint Business	27,673	1,155,719
Interest income – IP Transit Services Agreement	5,934	7,669
Interest income – Purchase Agreement	402	506
Interest income and other, net	2,484	200
(Loss) income before income taxes	(40,191)	1,099,532
Income tax benefit	7,853	24,331
Net (loss) income	$(32,338)	$1,123,863

Comprehensive (loss) income:
Net (loss) income	$(32,338)	$1,123,863
Foreign currency translation adjustment	(1,722)	1,741
Comprehensive (loss) income	$(34,060)	$1,125,604

Net (loss) income per common share:
Basic net (loss) income per common share	$(0.68)	$23.84
Diluted net (loss) income per common share	$(0.68)	$23.65
Dividends declared per common share	$0.975	$0.935

Weighted-average common shares - basic	47,511,613	47,137,822

Weighted-average common shares - diluted	47,511,613	47,526,207

The accompanying notes are an integral part of these condensed consolidated statements.

COGENT COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND JUNE 30, 2023

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Six Months Ended	Six Months Ended
	June 30, 2024	June 30, 2023
	(Unaudited)	(Unaudited)
Service revenue	$526,613	$393,395
Operating expenses:
Network operations (including $385 and $380 of equity-based compensation expense, respectively, exclusive of depreciation and amortization shown separately below)	324,752	196,140
Selling, general, and administrative (including $10,131 and $12,450 of equity-based compensation expense, respectively)	145,392	128,736
Acquisition costs – Sprint Business	21,407	1,139
Depreciation and amortization	144,930	77,669
Total operating expenses	636,481	403,684
Gain on lease termination	3,332	—
Operating loss	(106,536)	(10,289)
Interest expense, including change in valuation interest rate swap agreement	(58,703)	(47,116)
Gain on bargain purchase – Sprint Business	22,202	1,155,719
Interest income – IP Transit Services Agreement	13,264	7,669
Interest income – Purchase Agreement	(78)	506
Interest income and other, net	5,226	3,695
(Loss) income before income taxes	(124,625)	1,110,184
Income tax benefit	26,980	19,827
Net (loss) income	$(97,645)	$1,130,011

Comprehensive (loss) income:
Net (loss) income	$(97,645)	$1,130,011
Foreign currency translation adjustment	(6,756)	3,529
Comprehensive (loss) income	$(104,401)	$1,133,540

Net (loss) income per common share:
Basic net (loss) income per common share	$(2.06)	$23.97
Diluted net (loss) income per common share	$(2.06)	$23.79
Dividends declared per common share	$1.940	$1.860

Weighted-average common shares - basic	47,408,786	47,142,074

Weighted-average common shares - diluted	47,408,786	47,508,334

The accompanying notes are an integral part of these condensed consolidated statements.

COGENT COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND JUNE 30, 2023

(IN THOUSANDS)

	Six Months Ended	Six Months Ended
	June 30, 2024	June 30, 2023
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net (loss) income	$(97,645)	$1,130,011
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	144,930	77,669
Amortization of debt costs and discounts	1,106	652
Amortization of discounts, due from T-Mobile, IP Transit Services & Purchase Agreements	(13,186)	(8,175)
Equity-based compensation expense (net of amounts capitalized)	10,516	12,830
Gain on bargain purchase – Sprint Business	(22,202)	(1,155,719)
Gains – lease terminations and other, net	(3,332)	(608)
Deferred income taxes	(43,554)	(27,190)
Changes in operating assets and liabilities:
Accounts receivable	23,799	(4,918)
Prepaid expenses and other current assets	12,900	(14,140)
Due to T-Mobile – Transition Services Agreement	(64,622)	118,777
Due from T-Mobile – Transition Services Agreement	(11,671)	(7,015)
Unfavorable lease liabilities	(3,843)	(6,469)
Accounts payable, accrued liabilities and other long-term liabilities	66,541	2,637
Deposits and other assets	(2,688)	133
Net cash (used in) provided by operating activities	(2,951)	118,475
Cash flows from investing activities:
Cash payments - IP Transit Services Agreement – T-Mobile	154,167	29,167
Acquisition of Sprint Business, net of $47.1 million of cash acquired in 2023	12,323	(14,034)
Purchases of property and equipment	(89,650)	(60,653)
Net cash provided by (used in) investing activities	76,840	(45,520)
Cash flows from financing activities:
Dividends paid	(93,782)	(90,218)
Purchases of common stock	(7,968)	—
Net proceeds from issuance of senior unsecured 2027 Notes - net of discount of $6.8 million and debt costs of $1.4 million	291,879	—
Net proceeds from issuance of secured IPv4 notes – net of debt costs of $7.6 million	198,420	—
Proceeds from exercises of stock options	204	385
Principal payments of finance lease obligations	(42,131)	(17,247)
Settlement of finance lease – at a discount	(114,576)	—
Net cash provided by (used in) financing activities	232,046	(107,080)
Effect of exchange rates changes on cash	6,525	2,166
Net increase (decrease) in cash, cash equivalents and restricted cash	312,460	(31,959)
Cash, cash equivalents and restricted cash, beginning of period	113,781	275,912
Cash, cash equivalents and restricted cash, end of period	$426,241	$243,953
Supplemental disclosure of non-cash financing activities:
Fair value of equipment acquired in leases	$—	$171
Finance lease obligations incurred	$96,606	$42,639

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

Acquisition of Sprint Communications

On September 6, 2022, Cogent Infrastructure, LLC (formerly Cogent Infrastructure, Inc.), a Delaware corporation (the “Buyer” and “Cogent Infrastructure”) and a direct wholly owned subsidiary of the Company, entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with Sprint Communications LLC, a Kansas limited liability company (“Sprint Communications”) and an indirect wholly owned subsidiary of T-Mobile US, Inc., a Delaware corporation (“T-Mobile”), and Sprint LLC, a Delaware limited liability company and an indirect wholly owned subsidiary of T-Mobile (the “Seller”), pursuant to which the Company acquired the U.S. long-haul fiber network (including the non-U.S. extensions thereof) of Sprint Communications and its subsidiaries (the “Sprint Business”). Pursuant to the Purchase Agreement, the Company purchased from the Seller all of the issued and outstanding membership interests (the “Purchased Interests”) of Wireline Network Holdings LLC, a Delaware limited liability company that, following an internal restructuring and divisive merger, holds Sprint Communications’ assets and liabilities relating to the Sprint Business (such transactions contemplated by the Purchase Agreement, collectively, the “Transaction”). The Purchase Agreement includes customary representations, warranties, indemnities and covenants, including regarding the conduct of the Sprint Business prior to the closing of the Transaction (the “Closing”). In addition, the Closing was subject to customary closing conditions, including the receipt of certain required regulatory approvals and consents.

The Company believes it is in a unique position to monetize the Sprint Business and its network and management expects to achieve significant cost reduction synergies and revenue synergies from the Transaction. Revenue and pre-tax loss for the Sprint Business included in the Company’s condensed consolidated statements of comprehensive income for both the three- and six-month periods ended June 30, 2023 were $78.0 million and $65.6 million, respectively.

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

Short-term leases

The Purchase Agreement also provides for an estimated payment of $28.1 million ($19.8 million net of discount) from Seller to the Buyer related to acquired short-term lease obligations (the “Short-term Lease Payment”). The Short-term Lease Payment will be paid from the Seller to the Company in four equal payments in months 55 to 58 after the Closing Date. The Short-term Lease Payment was recorded at its present value resulting in a discount of $8.4 million. The interest rate used in determining the present value was derived considering rates on similar issued debt instruments with comparable durations, amongst other market factors. The determination of the discount rate requires some judgment. During the third quarter of 2023, the Short-term Lease Payment was reduced by $4.8 million and in the first quarter of 2024 the Short - term Lease Payment was reduced by an additional $17.0 million, net of discount of $7.2 million. Including the cumulative impact of the first quarter 2024 adjustment, the amortization of the discount resulted in interest income (expense) of $0.4 and $0.5 million for the three months ended June 30, 2024 and 2023, respectively and ($0.1) and $0.5 million for the six months ended June 30, 2024 and 2023, respectively.

Severance reimbursement

The Purchase Agreement also provides for reimbursement from the Seller to the Buyer for qualifying severance expenses incurred. Total qualifying severance expenses were $28.6 million of which $8.0 million and $12.3 million were recorded in the three and six months ended June 30, 2024, respectively. No reimbursement amounts were recorded in the three and six months ended June 30, 2023. The final determination of the Working Capital Adjustment and the Short-term Lease Payment was completed in April 2024 and the Company paid the Seller $5.0 million for the remaining Working Capital Adjustment.

IP Transit Services Agreement

On the Closing Date, Cogent Communications, LLC (formerly Cogent Communications, Inc.), and T-Mobile USA, Inc., a Delaware corporation and direct subsidiary of T-Mobile (“TMUSA”), entered into an agreement for IP transit services (“IP Transit Services Agreement”), pursuant to which TMUSA will pay an affiliate of the Company an aggregate of $700.0 million, consisting of (i) $350.0 million in equal monthly installments of $29.2 million per month during the first year after the Closing Date and (ii) $350.0 million in equal monthly installments of $8.3 million per month over the subsequent 42 months. Under the IP Transit Services Agreement., TMUSA paid the Company $66.7 million and $29.2 million, during the three months ended June 30, 2024 and 2023, respectively, and $154.2 million and $29.2 million during six months ended June 30, 2024 and 2023, respectively.

The IP Transit Services Agreement was recorded in connection with the Transaction at its discounted present value resulting in a discount of $79.6 million. The interest rate used in determining the present value was derived considering rates on similar issued debt instruments with comparable durations, amongst other market factors. The determination of the discount rate requires some judgment. The amortization of the discount resulted in interest income of $5.9 million and $7.7 million for the three months ended June 30, 2024 and 2023, respectively, and $13.3 million and $7.7 million for the six months ended June 30, 2024 and 2023, respectively.

Transition Services Agreement

On the Closing Date, the Buyer entered into a transition services agreement (the “TSA”) with the Seller, pursuant to which the Seller will provide to the Buyer, and the Buyer will provide to the Seller on an interim basis following the Closing Date, certain specified services (the “Transition Services”) to ensure an orderly transition following the separation of the Sprint Business from Sprint Communications. The services to be provided by the Seller to the Buyer include, among others, information technology support, back office and finance, real estate and facilities, vendor and supply chain management, including the payment and processing of vendor invoices for the Company and human resources services. The services to be provided by the Buyer to the Seller include, among others, information technology and network support, finance and back office and other wireless business support.

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

Either party to the TSA may terminate the agreement (i) with respect to any individual service in full for convenience upon 30 days’ prior written notice for certain services and reduced for other services after a 90-day period. The TSA may be terminated in its entirety if the other party has failed to perform any of its material obligations and such failure is not cured within 30 days. The TSA provides for customary indemnification and limits on liability. Amounts billed under the TSA are due 30 days from receipt of the related invoice. Amounts billed to the Company under the TSA are primarily for reimbursement at cost of payments to vendors of the Sprint Business until these vendors are fully transitioned to the Company. The amounts due from the Seller are primarily reimbursements for severance costs related to Sprint Business employees and services provided by the Company for the Seller. During the three and six months ended June 30, 2024, the Company was billed $6.7 million and $23.3 million as due to the Seller under the TSA, respectively. During the three and six months ended June 30, 2023, the Company was billed $116.8 million and $116.8 million as due to the Seller under the TSA, respectively. During the three and six months ended June 30, 2024, the Company paid the Seller $9.8 million and $88.2 million, respectively, under the TSA. There were no amounts paid under the TSA for the three and six months ended June 30, 2023 since no payments were due until July 2023. As of June 30, 2024, the Company owed $2.3 million to the Seller and the Seller owed $3.9 million to the Company under the TSA. As of December 31, 2023, the Company owed $66.9 million to the Seller and the Seller owed $4.5 million to the Company under the TSA.

Other Services Provided to Seller

In addition, on the Closing Date, the Buyer and TMUSA entered into a commercial agreement (the “Commercial Agreement”) for colocation and connectivity services, pursuant to which the Company will provide such services to TMUSA for a per service monthly fee plus certain third-party costs incurred in providing the services. Under the Commercial Agreement, the Company recorded revenue of $5.9 million and $7.3 million during the three months ended June 30, 2024 and 2023, respectively, and $9.1 million and $7.3 million during the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, and December 31, 2023, TMUSA owed $7.3 million and $1.6 million, respectively, to the Company under the Commercial Agreement. These amounts are included in accounts receivable.

Acquisition-Related Costs

In connection with the Transaction and negotiation of the Purchase Agreement, the Company incurred professional fees and other acquisition related costs, including $12.4 million and $0.7 million incurred in the three months ended June 30, 2024 and 2023, respectively, and $21.4 million and $1.1 million incurred in the six months ended June 30, 2024 and 2023, respectively.

Consideration

The acquisition-date fair value of consideration to be received from the Transaction comprised of the following:

(In thousands)	May 1, 2023
Working capital payments made to the Seller, net of severance reimbursements (a)	$37,532
Purchase Agreement payment to be received from the Seller, net of discount of $8,392 (b)	19,723
Amounts due from the Seller – IP Transit Services Agreement, net of discount of $79,610 (c)	620,390
Total to be received from the Seller	640,113
Total net consideration to be received from the Seller (d)	602,581
(a)Includes $61.1 million paid to the Seller on the Closing Date and $5.0 million that was paid in April 2024. Additionally, includes an offsetting $28.6 million in total severance reimbursement payments received from the Seller recorded as measurement period adjustments of
a.	$16.2 million during the fourth quarter of 2023,
b.	$4.3 million during the three months ended March 31, 2024, and
c.	$8.0 million during the three months ended June 30, 2024.
(b)Under the Purchase Agreement, 50% of the assumed short-term operating lease liabilities totaling $28.1 million is to be paid to the Company from the Seller in four equal installments in months 55-58 from the Closing Date and is recorded at its present value resulting in a discount of $8.4 million. During the first quarter of 2024, the Working Capital Adjustment net of discount, was adjusted by $17.0 million to reflect the conclusion of the determination of amounts due from the Seller from the Short-term Lease Payment.
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
(d)Cash consideration was $1

Fair Value of Assets Acquired and Liabilities Assumed and Gain on Bargain Purchase

The Company accounted for the Transaction as a business combination under ASC Topic 805 Business Combination (“ASC 805”). Under ASC 805, the identifiable assets acquired and liabilities assumed were recorded at their fair values as of the Closing Date. Assigning fair market values to the assets acquired and liabilities assumed at the date of an acquisition requires the use of significant judgment regarding estimates and assumptions. For the fair values of the assets acquired and liabilities assumed, the Company used the cost, income and market approaches, including market participant assumptions. The fair value of the identifiable assets acquired (including amounts due under the IP Transit Services Agreement) were in excess of the liabilities assumed and the net consideration to be paid resulting in a gain on bargain purchase of $1.4 billion.

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

During the first quarter of 2024, the Company recorded a measurement period adjustment resulting in a reduction to the gain on bargain purchase of $5.5 million which included;

●	A reduction to the Short-term Lease Receivable of $24.2 million ($17.0 million net of discount).
●	Additional reimbursed severance costs of $4.3 million
●	An increase to unfavorable lease liabilities of $6.0 million
●	A reduction to accrued liabilities of $11.3 million; and
●	A reduction to deferred income tax liabilities resulting from the adjustments noted above of $1.9 million

During the second quarter of 2024, the Company recorded measurement period adjustments resulting in an increase to the gain on bargain purchase of $27.7 million including

●	Additional reimbursed severance costs of $8.0 million, and
●	An adjustment to net deferred income tax liabilities of $19.7 million

The following table summarizes the fair values for each major class of assets acquired and liabilities assumed at the Closing Date. The Company retained the services of certified valuation specialists to assist with assigning values to certain acquired assets and assumed liabilities.

May 1, 2023
Assets
Current assets:
Cash and cash equivalents	$47,074
Accounts receivable	39,948
Prepaid expenses and other current assets	22,777
Total current assets	109,799
Total property and equipment	965,715
Right-of-use leased assets	304,982
IPv4 intangible assets	458,000
Other intangible assets	16,000
Deposits and other assets	7,521
Total assets	$1,862,017
Liabilities
Current liabilities:
Accounts payable	$13,313
Accrued and other current liabilities	25,344
Current maturities, operating lease liabilities	74,562
Current maturities, finance lease liabilities	39,559
Total current liabilities	152,778
Operating lease liabilities, net of current maturities	251,573
Finance lease liabilities, net of current maturities	121,342
Deferred income tax liabilities	474,891
Other long-term liabilities	35,366
Total liabilities	1,035,950
Fair value of net assets acquired	$826,067
Gain on bargain purchase
Fair value of net assets acquired	$826,067
Total net consideration to be received from the Seller, net of discounts - see table above	602,581
Gain on bargain purchase	$1,428,648

Acquired Property & Equipment

The Company acquired property and equipment of $965.7 million. This is primarily comprised of the legacy Sprint network and consists of optical fiber, related equipment, and owned real estate that were valued using a combination of the cost and market approaches. Management intends to operate the acquired business; however, management valued these assets using factors that represent an orderly liquidation value, to approximate the highest and best use of assets acquired in a distressed business.

The estimated fair value of the optical fiber on the Closing Date was $369.2 million. The valuation requires the estimation of the total replacement cost per mile of fiber and a factor to reflect the orderly liquidation value. There is not active market data for these assumptions and these assumptions are inherently subjective. Market participants could have differing views on these assumptions, which could result in a materially different fair value of the optical fiber.

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

Acquired Intangible Assets

Intangible assets acquired include $458.0 million of IPv4 addresses and $16.0 million of acquired customer relationships. The fair value measurement of the IPv4 addresses was based on recent auction prices and a factor to incorporate the uncertainty for how the market for IPv4 addresses will function in the future. The Company believes that these IPv4 addresses have an indefinite useful live and are not being amortized. The Company evaluates these assets for impairment on the first day of the fourth quarter. There was no impairment recorded during the period from May 1, 2023 through June 30, 2024. During the fourth quarter of 2023, the Company recorded a reduction to acquired customer relationships, totaling $41.0 million from revisions to certain assumptions.

The acquired customer relationships have an estimated useful life of nine years and the estimated fair value was determined using a market-based income approach. Amortization expense was $0.4 and $1.1 million for the three months ended June 30, 2024 and 2023, respectively, and $0.9 million and $1.1 million for the six months ended June 30, 2024 and 2023, respectively. Future amortization expense of the customer relationships is $1.8 million per year for eight years.

Acquired Asset Retirement Obligations

In connection with the Transaction, the Company assumed $32.0 million of asset retirement obligations primarily related to restoration obligations for acquired leases that was valued using the income approach. The obligations and corresponding asset retirement assets are being accreted and amortized over approximately four years. Accretion of the asset retirement obligations is recorded as an increase to network operations expenses and amortization of the asset retirement assets is recorded as depreciation and amortization expenses, as shown in the table below. In accordance with ASC 410, the Company has not recorded an asset retirement obligation related to the removal of the acquired optical fiber because a settlement date for which to remove the fiber is indeterminable and therefore a reasonable estimation of fair value cannot be made.

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
(in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Depreciation and amortization expense	$1,908	$1,272	$3,817	$1,272
Network operations expense	654	405	1,296	405

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

Pro Forma Information

The following unaudited pro forma financial information gives effect to the Transaction as if it had been completed on January 1, 2023. The pro forma adjustments are based on historically reported transactions by the respective companies. The pro forma results do not include anticipated synergies or other expected benefits of the acquisition. The pro forma results for the six months ended June 30, 2023 include the historical results of the Sprint Business through April 30, 2023 and the combined results of the Company and the Sprint Business for the two months ended June 30, 2023. The unaudited pro forma information is based upon available information and certain assumptions that the Company believes are reasonable under the circumstances. Actual results may differ materially from the assumptions within the accompanying unaudited pro forma financial information. The selected unaudited pro forma condensed combined financial information is provided for illustrative purposes only and does not purport to represent what the actual consolidated results of operations would have been had the Transaction actually occurred on January 1, 2023, nor do they purport to project the future consolidated results of operations.

Six Months
Ended
(In thousands)	June 30, 2023
Service revenue	$574,153
Operating loss from continuing operations	(196,525)
Net income	1,229,943

The pro forma results for the six months ended June 30, 2023 include the gain on bargain purchase related to the Transaction of $1.4 billion, interest income from the amortization of the discount recorded under the IP Transit Services Agreement of $14.7 million, a net increase to historical depreciation expense based on the fair value of property and equipment and the impact of a finance lease adjustment of $28.3 million, amortization expense related to the customer relationship intangible assets of $0.6 million, amortization of unfavorable lease liabilities of $1.0 million, a reduction to network operations expense of $16.8 million and an increase to interest expense of $3.9 million from the impact of a finance lease adjustment and the impact to income tax expense from the pro-forma adjustments of $2.3 million.

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

Financial instruments

At June 30, 2024 and December 31, 2023, the carrying amount of cash and cash equivalents, restricted cash, accounts receivable, prepaid and other current assets, accounts payable, and accrued expenses approximated fair value because of the short-term nature of these instruments. The Company measures its cash equivalents and restricted cash at amortized cost, which approximates fair value based upon quoted market prices (Level 1).

Based upon recent trading prices (Level 2—market approach) at June 30, 2024,

●	the fair value of the Company’s $450.0 million aggregate principal amount of 7.00% Senior Unsecured Notes due 2027 (the “2027 Notes”) was $443.3 million,
●	the fair value of the Company’s $300.0 million aggregate principal amount of 7.00% Senior Unsecured Mirror Notes due 2027 (the “2027 Mirror Notes”) was $295.5 million,

●	the fair value of the Company’s $500.0 million aggregate principal amount of 3.50% Senior Secured Notes due 2026 (the “2026 Notes”) was $475.0 million,
●	the fair value of the Company’s $206.0 million aggregate principal amount of secured IPv4 notes (the “IPv4 Notes”) was $210.1 million and
●	the fair value of the Company’s interest rate swap agreement was $35.5 million.

Restricted cash and interest rate swap agreement

Restricted cash includes amounts held in segregated bank accounts by our clearing broker as margin in support of our Swap Agreement as discussed in Note 3 and was $35.5 million as of June 30, 2024. Additional restricted cash related to the IPv4 Notes, as discussed in Note 3, was $6.3 million as of June 30, 2024. Additional cash may be further restricted to maintain our Swap Agreement as interest rates fluctuate and margin requirements change and under the provisions of our IPv4 Note indenture. The Company does not use derivative financial instruments for trading purposes.

Gross receipts taxes, universal service fund and other surcharges

Revenue recognition standards include guidance relating to taxes or surcharges assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer and may include, but are not limited to, gross receipts taxes, excise taxes, Universal Service Fund fees and certain state regulatory fees. Such charges may be presented gross or net based upon the Company’s accounting policy election. The Company records certain excise taxes and surcharges on a gross basis and includes them in its revenue and network operations expense. Excise taxes and surcharges billed to customers and recorded on a gross basis (as service revenue and network operations expense) were $19.2 million and $11.0 million for the three months ended June 30, 2024 and 2023, respectively, and $39.7 million and $15.2 million for the six months ended June 30, 2024 and 2023, respectively.

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

The following details the determination of diluted weighted-average shares:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Weighted average common shares - basic	47,511,613	47,137,822	47,408,786	47,142,074
Dilutive effect of stock options	—	16,147	—	16,223
Dilutive effect of restricted stock	—	372,238	—	350,037
Weighted average common shares - diluted	47,511,613	47,526,207	47,408,786	47,508,334

The following details unvested shares of restricted common stock as well as the anti-dilutive effects of stock options and restricted stock awards outstanding:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Unvested shares of restricted common stock	1,624,434	1,476,049	1,624,434	1,476,049
Anti-dilutive options for common stock	185,211	107,898	152,867	104,468
Anti-dilutive shares of restricted common stock	384,098	104,086	373,452	153,978

Stockholders’ (Deficit) Equity

The following details the changes in stockholders’ (deficit) equity for the three and six months ended June 30, 2023 and June 30, 2024, respectively (in thousands except share data):

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	(Deficit) Equity
Balance at March 31, 2023	48,296,882	$48	$582,524	$(17,368)	$(1,113,751)	$(548,547)
Forfeitures of shares granted to employees	(5,321)	—	—	—	—	—
Equity-based compensation	—	—	6,809	—	—	6,809
Foreign currency translation	—	—	—	1,741	—	1,741
Issuances of common stock	320,430	1	—	—	—	1
Exercises of options	5,171	—	240	—	—	240
Dividends paid	—	—	—	—	(44,907)	(44,907)
Net income	—	—	—	—	1,123,863	1,123,863
Balance at June 30, 2023	48,617,162	$49	$589,573	$(15,627)	$(34,795)	$539,200

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at March 31, 2024	49,013,487	$49	$614,535	$(19,419)	$(94,521)	$500,644
Forfeitures of shares granted to employees	(73,166)	—	—	—	—	—
Equity-based compensation	—	—	4,298	—	—	4,298
Foreign currency translation	—	—	—	(1,722)	—	(1,722)
Issuances of common stock	202,692	—	—	—	—	—
Exercises of options	1,069	—	40	—	—	40
Common stock purchases & retirement	(153,322)	—	(7,968)	—	—	(7,968)
Dividends paid	—	—	—	—	(47,431)	(47,431)
Net loss	—	—	—	—	(32,338)	(32,338)
Balance at June 30, 2024	48,990,760	$49	$610,905	$(21,141)	$(174,290)	$415,523

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	(Deficit) Equity
Balance at December 31, 2022	48,013,330	$48	$575,064	$(19,156)	$(1,074,588)	$(518,632)
Forfeitures of shares granted to employees	(11,830)	—	—	—	—	—
Equity-based compensation	—	—	14,124	—	—	14,124
Foreign currency translation	—	—	—	3,529	—	3,529
Issuances of common stock	607,192	1	—	—	—	1
Exercises of options	8,470	—	385	—	—	385
Dividends paid	—	—	—	—	(90,218)	(90,218)
Net income	—	—	—	—	1,130,011	1,130,011
Balance at June 30, 2023	48,617,162	$49	$589,573	$(15,627)	$(34,795)	$539,200

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2023	48,608,569	$49	$606,755	$(14,385)	$17,137	$609,556
Forfeitures of shares granted to employees	(110,545)	—	—	—	—	—
Equity-based compensation	—	—	11,914	—	—	11,914
Foreign currency translation	—	—	—	(6,756)	—	(6,756)
Issuances of common stock	641,782	—	—	—	—	—
Exercises of options	4,276	—	204	—	—	204
Common stock purchases & retirement	(153,322)	—	(7,968)	—	—	(7,968)
Dividends paid	—	—	—	—	(93,782)	(93,782)
Net loss	—	—	—	—	(97,645)	(97,645)
Balance at June 30, 2024	48,990,760	$49	$610,905	$(21,141)	$(174,290)	$415,523

Revenue recognition

Fees billed in connection with customer installations are recorded as deferred revenue. Installation fees for contracts with terms longer than month-to-month are recognized over the contract term. The Company recognizes revenue over the estimated average customer life for installation fees associated with month-to-month contracts. To the extent a customer contract is terminated prior to its contractual end, the customer is subject to termination fees. The Company vigorously seeks payment of these termination fees. The Company recognizes revenue for termination fees as they are collected.

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
(in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Service revenue recognized from deferred revenue balance at beginning of period	$2,042	$3,562	$4,663	$4,621
Amortization expense for contract costs	5,017	4,728	9,913	9,551

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

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
(Amounts in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Finance lease cost
Amortization of right-of-use assets	$12,204	$8,411	$23,768	$17,426
Interest expense on finance lease liabilities	9,919	6,565	20,330	12,995
Operating lease cost	22,716	27,730	46,967	32,312
Total lease costs	$44,839	$42,706	$91,065	$62,733

	Six Months	Six Months
	Ended	Ended
	June 30, 2024	June 30, 2023
Other lease information (amounts in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$(16,562)	$(11,268)
Operating cash flows from operating leases	(47,671)	(32,957)
Financing cash flows from finance leases	(156,707)	(17,247)
Right-of-use assets obtained in exchange for new finance lease liabilities	96,606	42,639
Right-of-use assets obtained in exchange for new operating lease liabilities	8,265	8,027
Weighted-average remaining lease term — finance leases (in years)	16.3	13.7
Weighted-average remaining lease term — operating leases (in years)	12.5	9.9
Weighted average discount rate — finance leases	8.4%	8.5%
Weighted average discount rate — operating leases	8.0%	7.3%

Operating leases and finance leases

The Company has entered into lease agreements with numerous providers of dark fiber under indefeasible-right-of use agreements (“IRUs”). These IRUs typically have initial terms of 15- 20 years and include renewal options after the initial lease term. The majority of these leases are finance leases. The Company also leases office space, rights-of-way and certain data center facilities under operating leases. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments under the lease.

As of June 30, 2024, the Company had committed to additional IRU agreements totaling $301.4 million in future payments to be paid over periods of up to 20 years. These obligations begin when the related fiber is accepted, which is generally expected to occur in the next 12 months.

The future minimum payments under operating lease and finance lease agreements are as follows (in thousands):

	Operating	Finance
For the Twelve Months Ending June 30,	Leases	Leases
2025	$70,312	$54,783
2026	58,510	49,786
2027	54,314	46,382
2028	49,545	47,095
2029	46,952	45,162
Thereafter	304,000	551,037
Total minimum lease obligations	583,633	794,245
Less—amounts representing interest	(212,798)	(367,816)
Present value of minimum lease obligations	370,835	426,429
Current maturities	(61,780)	(21,253)
Lease obligations, net of current maturities	$309,055	$405,176

Unfavorable lease liabilities

In connection with the Transaction, the Company recorded $157.2 million of unfavorable lease liabilities for leases with terms greater than current market rates. The liability is classified with the corresponding right-of-use lease assets and is being amortized into the condensed consolidated statement of comprehensive (loss) income in the same line items as the activity for the corresponding right-of-use lease assets. Amortization totaling $1.4 million and $6.5 million for the three months ended June 30, 2024 and 2023, respectively and $3.8 million and $6.5 million for the six months ended June 30, 2024 and 2023, respectively was recorded as a reduction to network operations expense. Amortization totaling $9.0 million and $18.0 million for the three and six months ended June 30, 2024, respectively, was recorded as a reduction to depreciation expense.

During the third quarter of 2023, the Company recorded a measurement period adjustment to reclassify $24.9 million from right-of-use leased assets (net of related unfavorable lease liability amount) to finance lease assets (presented within property and equipment) and a measurement period adjustment to reclassify $160.9 million from operating lease liabilities to finance lease liability.

Allowance for credit losses

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

		Current-period
		Provision for	Write offs
	Beginning	Expected Credit	Charged Against	Ending
Description	Balance	Losses	Allowance	Balance
Allowance for credit losses (deducted from accounts receivable) (in thousands)
Three months ended June 30, 2024	$5,588	$2,920	$(2,126)	$6,382
Three months ended June 30, 2023	2,675	5,014	(2,807)	4,882
Six months ended June 30, 2024	3,677	5,514	(2,809)	6,382
Six months ended June 30, 2023	2,303	6,562	(3,983)	4,882

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
(in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net bad debt expense	$2,920	$4,719	$5,514	$5,934
Bad debt recoveries	828	349	1,125	700

2.  Property and equipment:

Depreciation and amortization expense related to property and equipment and finance leases and capitalized compensation costs of employees directly involved with construction activities were as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
(in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Depreciation and amortization expense	$74,065	$51,153	$144,907	$76,306
Capitalized compensation cost	11,232	8,723	22,929	12,441

IRU Finance Lease Termination – Discount and Gain on Lease Termination

In June 2024, the Company elected to exercise a contractual option to prepay in full at a 12.0% discounted rate an IRU finance lease agreement (the “IRU Lease”) for $114.6 million. At the payment date, the present value of the IRU finance lease liability was $117.9 million and the remaining 31 monthly principal payments of $4.2 million each totaled $130.2 million. The prepayment resulted in a gain on lease termination of $3.3 million related to the difference between the book value of $117.9 million and the cash payment of $114.6 million. The Company is continuing to use the related IRU asset.

3.  Long-term debt:

Issuance of $300.0 Million Principal Amount of 2027 Mirror Notes

On June 11, 2024, Group and Cogent Finance, Inc. (the “Co-Issuer” and, together with Group, the “Issuers”), two wholly owned subsidiaries of the Company, completed an offering of $300.0 million aggregate principal amount of 7.00% senior unsecured notes due 2027 (the “2027 Mirror Notes”) for issuance in a private placement not registered under the U.S. Securities Act of 1933, as amended (the “Securities Act”). The 2027 Mirror Notes were offered and sold only to persons reasonably believed to be qualified institutional buyers in an unregistered offering pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons in transactions outside the United States in compliance with Regulation S under the Securities Act. The 2027 Mirror Notes have the same maturity date and call protection, bear interest at the same rate and otherwise have substantially the same terms as the Issuers’ 2027 Notes; however, the 2027 Mirror Notes are not fungible (from a trading or tax perspective) with the 2027 Notes and are a separate series of notes from the 2027 Notes.

The 2027 Mirror Notes were issued at a price equal to 98.50% of their face value. The net proceeds from the offering were approximately $291.9 million after deducting the discount and offering expenses. Group used $114.6 million of the net proceeds from the offering to exercise a contractual option to prepay in full in the IRU Lease noted above. Group expects to use the remainder of the net proceeds for general corporate purposes and/or to make special or recurring dividends to the Company.

The 2027 Mirror Notes were issued pursuant to, and are governed by, an indenture, dated June 11, 2024 (the “2027 Mirror Notes Indenture”), among the Issuers, the Company, the other guarantors named therein and Wilmington Trust, National Association, as trustee. The 2027 Mirror Notes are jointly and severally guaranteed (the “Guarantees”) on a senior unsecured basis by each of Group’s existing and future material domestic subsidiaries (other than the Co-Issuer), subject to certain exceptions (collectively, the “Subsidiary Guarantors”), and by the Company (together with the Subsidiary Guarantors, the “Guarantors”). However, the Company is not subject to the covenants under the 2027 Mirror Notes Indenture. Under certain circumstances, the Guarantors may be released from these Guarantees without the consent of the holders of the 2027 Mirror Notes.

The 2027 Mirror Notes and the Guarantees are the Issuers’ and the Guarantors’ senior unsecured obligations. The 2027 Mirror Notes and the Guarantees are effectively subordinated to all of the Issuers’ and the Guarantors’ existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness, and are structurally subordinated to all indebtedness and other liabilities of subsidiaries that are not Guarantors. Without giving effect to collateral arrangements, the 2027 Mirror Notes and the Guarantees rank pari passu in right of payment with all of the Issuers’ and the Guarantors’ existing and future senior indebtedness, including the Issuers’ 2026 Notes and the 2027 Notes. The 2027 Mirror Notes and the Guarantees rank contractually senior in right of payment to all of the Issuers’ and the Guarantors’ subordinated indebtedness and are structurally subordinated to any existing and future indebtedness and other liabilities of the Issuers’ non-guarantor subsidiaries.

The 2027 Mirror Notes bear interest at a rate of 7.00% per annum. Interest began to accrue on the 2027 Mirror Notes on June 11, 2024 and will be paid semi-annually in arrears on June 15 and December 15 of each year, commencing December 15, 2024. Unless earlier redeemed or repurchased, the 2027 Mirror Notes will mature on June 15, 2027.

After June 15, 2024, the Issuers may redeem the 2027 Mirror Notes, in whole or in part, at a redemption price ranging from 103.5% of the aggregate principal amount of the 2027 Mirror Notes redeemed to par (depending on the year), in each case, as set forth in the 2027 Mirror Notes Indenture, plus accrued and unpaid interest, if any, to, but not including, the date of redemption.

If Group undergoes specific kinds of change in control accompanied by certain ratings events, the Issuers will be required to offer to repurchase the 2027 Mirror Notes from holders at a price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to, but not including, the date of repurchase. Additionally, if Group or any of its restricted subsidiaries sells assets and does not apply the proceeds from such sale in a certain manner or certain other events have not occurred, under certain circumstances, the Issuers will be required to use the net proceeds to make an offer to purchase the 2027 Mirror Notes at an offer price in cash equal to 100% of the principal amount of the 2027 Mirror Notes, plus accrued and unpaid interest, if any, to, but not including, the repurchase date. In connection with any offer to purchase all or any of the 2027 Mirror Notes (including a change of control offer, asset sale offer or any tender offer), if holders of no less than 90% of the aggregate principal amount of the outstanding 2027 Mirror Notes validly tender their 2027 Mirror Notes, the Issuers or a third party is entitled to redeem any remaining 2027 Mirror Notes at the price paid to each holder.

The 2027 Mirror Notes Indenture includes covenants that restrict Group and its restricted subsidiaries’ (including the Co-Issuer’s) ability to, among other things; incur indebtedness; issue certain preferred stock or similar equity securities; pay dividends or make other distributions in respect of, or repurchase or redeem, capital stock; make certain investments and other restricted payments, such as prepayment, redemption or repurchase of certain indebtedness; create liens; consolidate, merge, sell or otherwise dispose of all or substantially all of the properties and assets of Group and its restricted subsidiaries taken as a whole; incur restrictions on the ability of a subsidiary to pay dividends or make other payments; or to enter into transactions with affiliates. The covenants provide for certain exceptions to these restrictions, and the Company is not subject to the covenants under the 2027 Mirror Notes Indenture. Certain covenants will cease to apply to the 2027 Mirror Notes if, and for so long as, the 2027 Mirror Notes have investment grade ratings from any two of Moody’s Investors Service, Inc., Fitch Ratings, Inc. and S&P Global Ratings and so long as no default or event of default under the 2027 Mirror Notes Indenture has occurred and is continuing. Upon suspension of the covenants, the Guarantees will be released until such time as the covenants are no longer suspended.

The principal amount of the 2027 Mirror Notes would become immediately due and payable upon the occurrence of certain bankruptcy or insolvency events involving Group, the Co-Issuer or certain of Group’s subsidiaries, and may be declared immediately due and payable by the 2027 Notes Trustee or the holders of at least 25% of the aggregate principal amount of the then-outstanding 2027 Mirror Notes upon the occurrence of certain events of default under the 2027 Mirror Notes Indenture. Events of default include the following with respect to the Issuers and Group’s significant subsidiaries: (i) failure to pay principal, premium or interest at required times; (ii) failure to comply with any other agreements in the 2027 Mirror Notes Indenture; (iii) default on certain material indebtedness that is caused by a failure to make a payment within any applicable grace period when due at maturity or results in the acceleration of such indebtedness prior to its express maturity; (iv) failure to pay certain material judgments; (v) a Guarantee being held unenforceable or invalid or ceasing for any reason to be in full force and effect or a Guarantor denying or disaffirming its obligations under its Guarantee; and (vi) certain events of bankruptcy or insolvency.

Issuance of $206.0 Million Principal Amount of IPv4 Notes

On May 2, 2024, Cogent IPv4 LLC (the “IPv4 Issuer”), a special-purpose, bankruptcy remote, indirect wholly owned subsidiary of the Company, issued $206.0 million aggregate principal amount of 7.924% IPv4 Notes (the “IPv4 Notes”), with an anticipated term ending in May 2029 (such anticipated repayment date, the “ARD”), in an offering exempt from registration under the Securities Act. The net proceeds from the offering, after debt offering costs, were $198.4 million and are expected to be used for general corporate purposes.

The IPv4 Notes were issued pursuant to an indenture, dated as of May 2, 2024 (the “IPv4 Base Indenture”), as supplemented by the Series 2024-1 Supplement thereto, dated as of May 2, 2024 (the “Series 2024-1 Supplement”), in each case entered into by and between the IPv4 Issuer and Wilmington Trust, National Association, as the trustee for the IPv4 Notes (the “IPv4 Trustee”). The IPv4 Base Indenture allows the IPv4 Issuer to issue additional series of notes subject to certain conditions set forth therein, and the IPv4

Base Indenture, together with the Series 2024-1 Supplement, and any other series supplements to the IPv4 Base Indenture, is referred to herein as the “IPv4 Indenture.”

The IPv4 Notes were issued as part of a securitization transaction, pursuant to which certain IPv4 addresses, customer IPv4 address leases, customer accounts receivable and other IPv4 address assets (collectively, “IPv4 Address Assets”) were contributed to the IPv4 Issuer and are included as collateral for the IPv4 Notes.

While the IPv4 Notes are outstanding, scheduled payments of interest are required to be made on a monthly basis. From and after the ARD, principal payments will also be required to be made on the IPv4 Notes on a monthly basis. No principal payments will be due on the IPv4 Notes prior to the ARD, unless certain rapid amortization or acceleration triggers are activated.

Cogent Communications LLC (in such capacity, the “Manager”) performs certain monthly services related to the IPv4 Address Assets and IPv4 Notes including billing customers, collecting amounts paid by customers, forwarding payments to the IPv4 Trustee related to the IPv4 Assets and other administrative services. Amounts paid by the Manager to the IPv4 Trustee are reconciled on a monthly basis and the Trustee pays the monthly interest on the IPv4 Notes and other expenses from the accumulated customer payments on the IPv4 Assets. Amounts held by the IPv4 Trustee before the monthly reconciliation is completed are considered restricted cash. After the IPv4 Trustee pays the monthly interest and other IPv4 Asset related costs, including monthly fees paid to the Manager for its services, the residual cash is paid to the Company and is unrestricted.

The legal final maturity date of the IPv4 Notes is in May of 2054. If the IPv4 Issuer has not repaid or refinanced the IPv4 Notes prior to the monthly payment date in May of 2029, additional interest will accrue thereon in an amount equal to the greater of (i) 5.0% per annum and (ii) the excess amount, if any, by which the sum of the following exceeds the interest rate for such IPv4 Note: (A) the yield to maturity (adjusted to a “mortgage-equivalent basis” pursuant to the standards and practices of the Securities Industry and Financial Markets Association) on the ARD for such IPv4 Note of the United States Treasury Security having a remaining term closest to 10 years; plus (B) 5.0%; plus (C) the post-ARD note spread of 3.400% applicable to such IPv4 Note.

The IPv4 Notes are obligations only of the IPv4 Issuer pursuant to the indenture (the IPv4 Indenture”), and are secured by a security interest in substantially all of the IPv4 Address Assets pursuant to the IPv4 Indenture. The IPv4 Notes are guaranteed by Cogent IPv4 Holdco LLC, a special-purpose entity and an indirect wholly owned subsidiary of the Company, as the guarantor (in such capacity, the “IPv4 Guarantor”), pursuant to a guaranty, dated as of May 2, 2024 (the “Guaranty”) by the IPv4 Guarantor in favor of the trustee, pursuant to which the IPv4 Guarantor has granted a security interest in the equity interests of the IPv4 Issuer as collateral security for its obligations under the Guaranty. Except as described below, neither the Company nor any subsidiary of the Company, other than the IPv4 Issuer and the IPv4 Guarantor, will guarantee or in any way be liable for the obligations of the IPv4 Issuer under the IPv4 Indenture or the IPv4 Notes.

The IPv4 Notes are subject to a series of covenants and restrictions customary for transactions of this type. These covenants and restrictions include (i) that the IPv4 Issuer maintains a liquidity reserve account to be used to make required payments in respect of the IPv4 Notes such amount considered restricted cash, (ii) provisions relating to optional and mandatory prepayments, including specified make-whole payments in the case of certain optional prepayments of the IPv4 Notes prior to the monthly payment date in May of 2028, (iii) certain indemnification payments in the event, among other things, that the transfers of the assets pledged as collateral for the IPv4 Notes are in stated ways defective or ineffective and (iv) covenants relating to recordkeeping, access to information and similar matters. As provided in the IPv4 Base Indenture, the IPv4 Notes are also subject to rapid amortization in the event of a failure to maintain a stated debt service coverage ratio as defined in the IPv4 Indenture. A rapid amortization may be cured if the debt service coverage ratio exceeds a certain threshold for a certain period of time, upon which cure, regular amortization, if any, will resume. In addition, if certain utilization thresholds are not met (i.e., the proportion of IP addresses which are leased to the total number of IP addresses owned by the IPv4 Issuer falls below certain thresholds), the IPv4 Issuer will be required to apply collections to the repayment of the IPv4 Notes and in certain circumstances, the noteholders will have the ability to direct a sale of the IP Address Assets, in whole or in part, pursuant to the terms set forth in the IPv4 Indenture. The IPv4 Notes are also subject to certain customary events of default, including events relating to non-payment of required interest, principal or other amounts due on or with respect to the IPv4 Notes, failure to comply with covenants within certain time frames, certain bankruptcy events, breaches of specified representations and warranties, failure of security interests to be effective and certain judgments.

Limitations Under the Indentures

The indentures governing the 2027 Notes, the 2027 Mirror Notes and the 2026 Notes (the “Indentures”), among other things, limit the ability of Group and its restricted subsidiaries to incur indebtedness; to pay dividends or make other distributions; to make certain investments and other restricted payments; to create liens; to consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; to incur restrictions on the ability of a subsidiary to pay dividends or make other payments; and to enter into certain transactions with its affiliates. There are certain exceptions to the limitations on the Company’s ability to incur indebtedness under the Indentures, including IRU agreements incurred in the normal course of business and any additional indebtedness if Group’s consolidated leverage ratio, as defined in the Indentures, is less than 6.0 to 1.0 or Group’s fixed charge coverage ratio, as defined in the Indentures, is 2.0 to 1.0 or greater. Group and its subsidiaries can also incur unlimited liens (which can be used, together with capacity under the debt covenant, to incur additional secured indebtedness) if Group’s consolidated secured leverage ratio, as defined in the Indentures, is less than 4.0 to 1.0. Under the Indentures, Group and its restricted subsidiaries can pay dividends, make other distributions, make certain investments and make other restricted payments under certain circumstances, including if, after giving pro forma effect to such restricted payment, Group could still incur $1 of “Ratio Debt,”, as defined (i.e., either its consolidated leverage ratio is less than 6.0 to 1.0 or its fixed charge coverage ratio is 2.0 to 1.0 or greater). As of June 30, 2024, Group’s consolidated leverage ratio was below 6.0, Group’s consolidated secured leverage ratio was below 4.0 and Group’s fixed charge coverage ratio was above 2.0. As of June 30, 2024, a total of $300.0 million (inclusive of a $250.0 million general basket) was unrestricted and permitted for restricted payments, including dividends and stock purchases.

Interest Rate Swap Agreement

As of June 30, 2024, the Company was party to an interest rate swap agreement (the “Swap Agreement”) that has the economic effect of modifying the fixed interest rate obligation associated with its 2026 Notes to a variable interest rate obligation based on the Secured Overnight Financing Rate (“SOFR”) so that the interest payable on the 2026 Notes effectively became variable based on overnight SOFR. The critical terms of the Swap Agreement match the terms of the 2026 Notes, including the notional amount and the optional redemption date on February 1, 2026. The Company did not elect hedge accounting for the Swap Agreement. The Swap Agreement is recorded at its fair value at each reporting period, and the Company incurs gains and losses due to changes in market interest rates. By entering into the Swap Agreement, the Company has assumed the risk associated with variable interest rates. Changes in interest rates affect the valuation of the Swap Agreement that the Company recognizes in its condensed consolidated statements of comprehensive income. The values that the Company reports for the Swap Agreement as of each reporting date are recognized as “interest expense including change in valuation – interest rate swap agreement” with the corresponding amounts included in assets or liabilities in the Company’s condensed consolidated balance sheets.

As of June 30, 2024, the fair value of the Swap Agreement was a net liability of $35.5 million, of which $22.4 million is presented with accrued and other current liabilities and $13.1 million is presented with other long-term liabilities. As of December 31, 2023, the fair value of the Swap Agreement was a net liability of $38.7 million of which $21.6 million is presented with accrued and other current liabilities and $17.1 million is presented with other long-term liabilities. In the three months ended June 30, 2024 and 2023, the Company recorded unrealized gains (losses) related to the Swap Agreement, that are included in interest expense. The Company has made a $37.3 million deposit with the counterparty to the Swap Agreement. If the fair value of the Swap Agreement exceeds a net liability of $37.3 million, the Company will be required to deposit additional funds with the counterparty equal to the net liability fair value. As of June 30, 2024, $35.5 million of the deposit was restricted and $1.8 million was unrestricted.

Under the Swap Agreement, the Company pays the counterparty a semi-annual payment based upon overnight SOFR plus a contractual interest rate spread, and the counterparty pays the Company a semi-annual fixed 3.50% interest payment. The settlement payment is made each November and May until the Swap Agreement expires in February 2026. Under the settlement for May 2023, the Company paid $9.5 million to the counterparty for a net cash interest cost of $9.5 million for the period from November 1, 2022 to April 30, 2023. Under the settlement for May 2024, the Company paid $12.1 million to the counterparty for a net cash interest cost of $12.1 million for the period from November 1, 2023 to April 30, 2024.

4.  Commitments and contingencies:

Current and potential litigation

In accordance with the accounting guidance for contingencies, the Company accrues its estimate of a contingent liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Where it is probable that a liability has been incurred and there is a range of expected loss for which no amount in the range is more likely than any other amount, the Company accrues at the low end of the range. The Company reviews its accruals at least quarterly and adjusts them to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular matter. The Company has taken certain positions related to its obligations for leased circuits for which it is reasonably possible to result in a loss of up to $4.2 million in excess of the amount accrued at June 30, 2024.

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

5.  Income taxes:

The components of (loss) income before income taxes consist of the following (in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Domestic	$(37,199)	$1,112,947	$(116,203)	$1,115,925
Foreign	(2,992)	(13,415)	(8,422)	(5,741)
Total	$(40,191)	$1,099,532	$(124,625)	$1,110,184

6.  Common stock buyback program and stock options and award plan:

The Company’s Board of Directors has approved purchases of shares of the Company’s common stock under a buyback program (the “Buyback Program”) through December 31, 2024. As of June 30, 2024, there was $22.4 million remaining for purchases under the Buyback Program. In June 2024, the Company purchased 153,322 shares of its common stock for $8.0 million at an average share price of $51.97. There were no purchases of common stock in the three months or the six months ended June 30, 2023.

7.  Dividends on common stock:

On August 7, 2024, the Company’s Board of Directors approved the payment of a quarterly dividend of $0.985 per common share. This estimated $46.8 million dividend payment is expected to be made on September 6, 2024.

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

The Company paid $0.9 million and $0.8 million in the three months ended June 30, 2024 and 2023, respectively, and $1.6 million and $1.2 million in the six months ended June 30, 2024 and 2023, respectively, for rent and related costs (including taxes and utilities) for these leases.

9.  Segment information:

The Company operates as one operating segment. The Company’s service revenue by geographic region and product class and long-lived assets by geographic region are as follows (in thousands):

Three Months Ended June 30, 2024
Revenues	On-net	Off-net	Wavelength	Non-core	Total
North America	$111,360	$104,734	$3,625	$4,468	$224,187
Europe	23,142	5,220	—	104	28,466
South America	1,721	221	—	17	1,959
Oceania	4,395	1,252	—	21	5,668
Africa	139	24	—	—	163
Total	$140,757	$111,451	$3,625	$4,610	$260,443

Three Months Ended June 30, 2023
Revenues	On-net	Off-net	Wavelength	Non-core	Total
North America	$99,822	$95,239	$1,585	$8,531	$205,177
Europe	22,120	5,070	—	22	27,212
South America	1,652	203	—	—	1,855
Oceania	3,894	1,447	—	19	5,360
Africa	177	25	—	—	202
Total	$127,665	$101,984	$1,585	$8,572	$239,806

Six Months Ended June 30, 2024
Revenues	On-net	Off-net	Wavelength	Non-core	Total
North America	$220,054	$215,753	$6,952	$10,348	$453,107
Europe	46,783	10,559	—	225	57,567
South America	3,469	456	—	26	3,951
Oceania	8,776	2,812	—	52	11,640
Africa	300	48	—	—	348
Total	$279,382	$229,628	$6,952	$10,651	$526,613

Six Months Ended June 30, 2023
Revenues	On-net	Off-net	Wavelength	Non-core	Total
North America	$188,519	$128,115	$1,585	$8,669	$326,888
Europe	43,967	9,090	—	38	53,095
South America	3,297	236	—	1	3,534
Oceania	7,649	1,774	—	28	9,451
Africa	376	51	—	—	427
Total	$243,808	$139,266	$1,585	$8,736	$393,395

	June 30,	December 31,
	2024	2023
Long-lived assets, net
North America	$1,983,436	$1,959,704
Europe and other	163,290	163,034
Total	$2,146,726	$2,122,738

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

Risks related to the COVID-19 pandemic; vaccination and in office requirements; delays in the delivery of networking equipment and other services from certain vendors; economic risks; reductions in our prices in an inflationary economy; events beyond our control that result in an inability to provide services to customers or increase the costs or reduce the profitability of providing services; our ability to realize the anticipated benefits of the acquisition of the Sprint Business (as defined below) and difficulty integrating the Sprint Business; our ability to retain existing customers and continue to add new customers; shifts to remote work impacting our ability to retain and add customers; vacancy rates in our buildings; our ability to efficiently manage growth; our ability to retain existing enterprise customers, maintain the level of services provided to enterprise customers or attract new enterprise customers; reduction of the attractiveness of our business due to certain employees desiring to work remotely; our ability to successfully make or integrate acquisitions or enter into strategic alliances; risks related to data center expansions; risks related to environmental, social and governance matters; our ability to maintain relationships with other network providers; competition in our industry; the potential for the telephone companies and cable companies to provide better delivery of certain Internet content; cybersecurity risks; the ability of our information systems to support our customers, network operations, sales, billing and financial reporting; our insurance coverage may be insufficient; the lack of a Legacy Registration Services Agreement with the American Registry for Internet Numbers or any other regional Internet registry with respect to a substantial portion of our IPv4 addresses; our ability to obtain or maintain the agreements necessary to augment or maintain our network; delays and problems of our off-net business; interruptions of services from fiber providers; increased reliance on agreements with landowners; risks related to climate change; risks related to maintaining and repairing our owned fiber network; risks related to our network infrastructure equipment being manufactured or provided by a limited number of network infrastructure vendors; risks related to international operations; liabilities for the content disseminated through our network or for network failures, delays or errors in transmissions; risks related to privacy regulations and changes in laws, rules and enforcement; difficulties in censoring content on the Internet; tax risks; our ability to make payments on our indebtedness as they become due; our ability to incur more debt, restrictions on our business contained in the agreements governing our debt obligations; our ability to service our indebtedness; and risks related to our cash and cash equivalents held at financial institutions in amounts in excess of insured limits, as well as other risks discussed from time to time in our filings with the Securities and Exchange Commission, including, without limitation, this report and our quarterly report on Form 10-Q for the quarterly period ended March 31, 2024 and our annual report on Form 10-K for the year ended December 31, 2023.

Acquisition of Sprint Communications

On May 1, 2023 (the “Closing Date”), Cogent Infrastructure, LLC (formerly Cogent Infrastructure, Inc.), a Delaware corporation and our direct wholly owned subsidiary, closed on its acquisition of the U.S. long-haul fiber network (including the non-U.S. extensions thereof) of Sprint Communications and its subsidiaries (the “Sprint Business”) in accordance with the terms and conditions of the Membership Interest Purchase Agreement (the “Purchase Agreement”), dated September 6, 2022, by and among us, Sprint Communications LLC, a Kansas limited liability company (“Sprint Communications”) and an indirect wholly owned subsidiary of T-Mobile US, Inc., a Delaware corporation (“T-Mobile”), and Sprint LLC, a Delaware limited liability company and an indirect wholly owned subsidiary of T-Mobile (the “Seller”). On the Closing Date, we purchased from the Seller all of the issued and outstanding membership interests (the “Purchased Interests”) of Wireline Network Holdings LLC, a Delaware limited liability company that, following an internal restructuring and divisive merger, held Sprint Communications’ assets and liabilities relating to the Sprint Business (such transactions contemplated by the Purchase Agreement, collectively, the “Transaction”).

Purchase Price

On the Closing Date, we consummated the Transaction pursuant to the terms of the Purchase Agreement, providing a purchase price of $1 payable to the Seller for the Purchased Interests, subject to customary adjustments, including working capital (the “Working Capital Adjustment”), as set forth in the Purchase Agreement. As consideration for the Purchased Interests, the Working Capital Adjustment (primarily related to acquired cash and cash equivalents of an estimated $43.4 million at the Closing Date in order to fund the international operations of the Sprint Business) resulted in us making a payment to the Seller of $61.1 million on the Closing Date. In April 2024, an additional Working Capital Adjustment of $5.0 million was paid to the Seller.

Short-term Leases

The Purchase Agreement also provides for an estimated payment of $28.1 million ($19.8 million net of discount) from the Seller to us related to acquired short-term lease obligations (the “Short-term Lease Payment”). The Short-term Lease Payment will be paid from the Seller to us in four equal payments in months 55 to 58 after the Closing Date. The Short-term Lease Payment was recorded at its present value resulting in a discount of $8.4 million. The interest rate used in determining the present value was derived considering rates on similar issued debt instruments with comparable durations, amongst other market factors. The determination of the discount rate requires some judgment. During the third quarter of 2023, the Short - term Lease Payment was reduced by $4.8 million and in the first quarter of 2024 the Short - term Lease Payment, net of discount, was reduced by an additional $17.0 million.

Severance reimbursements

The Purchase Agreement also includes reimbursement from Seller to us for qualifying severance expenses incurred. Total qualifying severance expenses were $28.6 million. of which $8.0 million and $12.3 million were recorded in the three and six months ended June 30, 2024, respectively. No reimbursement amounts were recorded in the three and six months ended June 30, 2023.

IP Transit Services Agreement

On the Closing Date, we entered into an agreement for IP transit services (“IP Transit Services Agreement”), pursuant to which TMUSA will pay us an aggregate of $700.0 million, consisting of (i) $350.0 million in equal monthly installments of $29.2 million per month during the first year after the Closing Date and (ii) $350.0 million in equal monthly installments of $8.3 million per month over the subsequent 42 months. Under the IP Transit Services Agreement., TMUSA paid us $66.7 million and $29.2 million, during the three months ended June 30, 2024 and 2023, respectively, and $154.2 million and $29.2 million during six months ended June 30, 2024 and 2023, respectively.

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

Either party to the TSA may terminate the agreement (i) with respect to any individual service in full for convenience upon 30 days’ prior written notice for certain services and reduced for other services after a 90-day period. The TSA may be terminated in its entirety if the other party has failed to perform any of its material obligations and such failure is not cured within 30 days. The TSA provides for customary indemnification and limits on liability. Amounts billed under the TSA are due 30 days from receipt of the related invoice. Amounts billed to us under the TSA are primarily for reimbursement at cost of payments to vendors of the Sprint Business until these vendors are fully transitioned to us. During the three and six months ended June 30, 2024, we were billed $6.6 million and $23.3 million as due to the Seller under the TSA, respectively. During the three and six months ended June 30, 2023, we were billed $116.8 million and $116.8 million as due to the Seller under the TSA, respectively. During the three and six months ended June 30, 2024, we paid to the Seller $9.7 and $88.2 million, respectively, under the TSA. There were no amounts paid under the TSA for the three and six months ended June 30, 2023 since no payments were due until July 2023. As of June 30, 2024, we owed $2.3 million to the Seller and the Seller owed $3.9 million to us under the TSA. The amounts due to us from the Seller are reimbursements for severance costs related to Sprint Business employees and services provided by us for the Seller.

Other Services Provided to Seller

In addition, on the Closing Date, we entered into a commercial agreement (the “Commercial Agreement”) with TMUSA for colocation and connectivity services, pursuant to which we will provide such services to TMUSA for a per service monthly fee plus certain third-party costs incurred in providing the services. Under the Commercial Agreement, we recorded as service revenue of $5.9 million and $7.3 million during the three months ended June 30, 2024 and 2023, respectively, and $9.1 million and $7.3 million during the six months ended June 30, 2023, respectively.

Acquisition-Related Costs

In connection with the Transaction and negotiation of the Purchase Agreement, we incurred professional and other acquisition related costs of $4.4 million and $8.0 million of reimbursed severance in the three months ended June 30, 2024, respectively, and a total of $9.0 million of professional and other acquisition costs and $12.3 million of reimbursed severance costs. We incurred professional and other acquisition costs of $0.7 million and $1.1 million in the three and six months ended June 30, 2023, respectively.

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

Low Cost of Operation: We believe that the wireline telecom industry is undergoing, and will continue to face, significant price deflation for its applications and services. This price deflation is a result of a variety of factors including increased competition, enhanced substitutability of certain products and services and the continued impact of Moore’s Law, which has driven down the cost of technology, particularly for fiber optic Wavelength Division Multiplexing equipment and optically interfaced routers. Faced with the backdrop of continued price deflation in our industry, we have made a series of discreet choices around our network design, operating strategy and product offerings that are consistent with our objective of becoming the low-cost operator in our industry. Since our initiation of operations, this strategy has resulted in a rapid decline in our cost to transmit bits, which has increased our margins and decreased our capital intensity as measured by our capital expenditures per total revenues. Important components of our low-cost operating strategy include:

●	One Network Protocol. Upon our founding, we selected to operate our network solely using Ethernet protocol. We made this selection in order to take advantage of the significantly greater installed base and lower cost of Ethernet network equipment versus other protocols, the substantially lower costs associated with operating and maintaining one network protocol and the continued benefits of the rapid price performance ratio improvements of Ethernet-related equipment. Our single network protocol allows us to avoid many of the costs that our competitors who operate circuit-switched, time-division multiplexing (“TDM”) and hybrid fiber coaxial networks incur related to provisioning, monitoring and maintaining multiple transport protocols. Selecting one operating protocol has also had positive effects in terms of our operating overhead and the simplicity of our organization. We believe the vast majority of our competitors currently operate their networks with multiple protocols and we believe that attempts to upgrade their networks to one protocol would be operationally challenging and costly.

●	Our Network. We have acquired a large portfolio of dark fiber leases from 328 dark fiber vendors from around the world sourced from the excess inventory of existing networks. The nature of this portfolio and the individual leases provide us long-term access to dark fiber at attractive rates and, in many cases, the opportunity to extend these leases for multiple terms. On average, a modest number of our dark fiber leases come up for renewal each year. In addition, with our acquisition of the Sprint Business, we now own a nationwide domestic fiber network (the “Sprint Network”). Acquiring the Sprint Network allows us to capitalize on the benefits of owning network without significant upfront capital investment. The Sprint Network is mostly complementary to our existing leased dark fiber network, offers unique geographic routes and will allow us to reduce our reliance on leased dark fiber. This strategic combination of owned and leased dark fiber will help to ensure a robust and reliable network and enables us to connect via dark fiber to virtually any geographic route or facility we require on a long-term, cost-effective basis.
●	Narrow and Focused Product Set. Since our founding, we have strategically focused on delivering a very narrow product set to our customers. The vast majority of our revenue is driven by or related to our high-capacity, bi-directional, symmetric Internet access services which can be accessed on-net in multi-tenant office buildings (“MTOBs”) and carrier neutral data centers (“CNDCs”) or off-net through other carriers’ “last mile” connections to customer facilities. The addition of optical wave and optical transport services and our decision to continue to support MPLS virtual private network (“VPN”) services for our acquired customers are consistent with this strategy. There are significant cost advantages as a result of this narrow product set. We believe that the relative size of our salesforce training, support and overhead is lower than comparable telecom providers that tend to offer a broader, one-stop shop product set to their client base.
●	Scalable Network Equipment and Hub Configurations. Due to our single network protocol and narrow product set, our transmission and network operations rely mainly on two sets of equipment for operation. The addition of optical waves and optical transport services to our product set has not altered this configuration. In order to further scale our operating leverage, we have systematically reused older equipment in less dense portions of our network. Due to interoperability between the generations of products, we are able to transfer older equipment from our core, high-traffic areas to less congested portions of our network. The result of this dynamic grooming process is that we are able to utilize our equipment for materially longer periods than the expected life of this equipment, thereby reducing our capital investment in our network. We design and build all of our network hubs, points of presence, and data centers to the same standards and configurations. This replication strategy provides us scale benefits in equipment purchases, training, and maintenance.

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

Large Addressable Market. We have systematically evaluated and chosen our network extensions to buildings, data centers and markets based upon a rigorous set of criteria to evaluate the economic opportunity of network locations. Additional factors relevant to our pursuit of new buildings include the willingness of building owners to grant us access rights, the availability of optical fiber networks to serve those buildings, the costs to connect buildings to our network and equipment availability. We have also begun to evaluate the sustainability of new locations by evaluating the LEED Green Rating of Buildings, the potential to source renewable energy at locations and the potential impact of climate change on a location including proximity to water and the risk of flooding. Our network is connected to 3,386 total buildings located in 251 metropolitan markets globally. These buildings include 1,864 large MTOBs (totaling over 1.0 billion square feet of office space) in major North American cities where we offer our services to a diverse set of high-quality corporate customers within close physical proximity of each other. These buildings also include 1,602 CNDCs located in 1,436 buildings in North America, Europe, South America, Oceania and Africa where our net-centric customers directly interconnect with our network. We also operate 86 of our own data centers 34 of which were converted from facilities acquired with the Sprint Business) across the United States and in Europe, which comprise over 1.8 million square feet of floor space, offer 164 MW of power and are directly connected to our network. We believe that these network points of presence strategically position our network to attract high levels of Internet traffic and maximize our revenue opportunities and profitability.

Balanced, High-Traffic Network. Since its inception, our network has grown significantly in terms of its geographic reach, customer connections, and traffic. We currently serve 8,135 access networks as well as numerous large and small content providers and 48,690 corporate customer connections and 18,356 enterprise customer connections. Because of these growing bases of customers who distribute (content providers) and receive (access networks) content on our network, we believe that the majority of all the traffic remains “on-net” by both originating and terminating on our network. This control of traffic is an important differentiator as it increases our service reliability and speed of traffic delivery. The increasing share of traffic delivered from content providers to access networks also enhances our margins as we are compensated by both the originating customer and the terminating customer. The breadth of our network, extensive size of our customer base, and the volume of our traffic enables us to be one of a handful of Tier 1 networks that are interconnected on a settlement-free basis. This Tier 1 network peering status broadens our geographic delivery capability and materially reduces our network costs.

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

Increase our Share of the Net-Centric Market. We are currently one of the leading providers of high-speed internet access to a variety of content providers and access networks across the world. We intend to further load our high-capacity network as a result of the growing demand for high-speed Internet access generated by these types of bandwidth-intensive applications such as over-the-top media services, online gaming, video, Internet of Things, voice over IP, remote data storage, and other services. We expect that we will continue to grow our shares of these segments by offering our customers a series of attractive features including:

●	Geographic breadth – We have one of the broadest CNDC footprints in the industry and currently offer network services in 54 countries – as net-centric customers seek a more international audience this footprint is a significant advantage;
●	High capacity and reliability – We offer 100 Mbps to 100 Gbps ports in all of the CNDCs and 400 Gbps in selected locations on our network, which differentiates the capacity choices we provide our net-centric clients;
●	Balanced customer base – Our leading share of content providers and access networks increases the amount of traffic that originates and terminates on our network thereby reducing latency and enhancing reliability;
●	Large and dedicated salesforce – Our team of net-centric sales professionals is one of the largest salesforces in this industry segment and enables us to better serve this customer segment while also identifying new sales opportunities and gaining new business and customers; and
●	Wave and optical transport services – We began offering wave and optical transport services to our net-centric customers who require these high bandwidth services.

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

Continue to Improve our Sales Efforts and Productivity. A critical factor in our success has been our investment and focus on our sales and marketing efforts. We seek to maintain a consistent level of sales productivity as measured by the number of connections sold per salesperson per month, considering adjustments to the changing mix of products sold and installed. In order to gain market share in our targeted businesses, we expect to continue our sales efforts including introducing strategies and tools to optimize and improve our sales productivity. We also intend to leverage the skills and relationships of our sales force to sell new service offerings, in particular, optical wavelength and optical transport services. We have developed several training programs that are directed toward increasing our sales representative tenure and increasing our sales representative productivity. In addition, we have required all of our employees to work in the office on a full-time basis, thereby providing additional opportunities for management coaching and oversight in order to increase productivity.

Expand our Off-net Corporate and Enterprise Internet Access and VPN Business. We have agreements with over 700 national and international carriers providing us last mile network access to over 6 million commercial buildings that are lit by fiber optic cable in the 54 countries we serve and that are not currently served by our network. We believe these agreements broaden our addressable market for corporate dedicated Internet access and private network services and enhances our competitive position through the ability to provide enterprise-wide connectivity for corporate customers. In order to take advantage of this large set of commercial buildings, we have developed an automated process to enable our salesforce to identify opportunities in the off-net market for dedicated Internet access and private network services and to quickly offer pricing proposals to potential customers. We continue to negotiate reduced pricing under our numerous carrier agreements that enable us to reduce our cost of off-net services, which enhances our competitive position in the marketplace.

Expand our Product Offerings to Include Wavelength and Optical Transport Services. In connection with our acquisition of the Sprint Business, we expanded our offerings of optical wavelength and optical transport services over our fiber network. We are selling these services to our existing customers, customers acquired with the Sprint Business and to new customers who require dedicated optical transport connectivity without the capital and ongoing expenses associated with owning and operating network infrastructure. We currently offer wavelength services in 516 data centers and intend to offer this service in approximately 800 data centers in the United States and Mexico by the end of 2024. We believe our wavelength service has the advantages of unique routes, ubiquitous service locations, faster provisioning times and lower prices.

Expand our Data Center Footprint. We currently operate 86 of our own data centers across the United States and Europe. As part of our acquisition of the Sprint Business, we acquired multiple Sprint facilities that previously housed Sprint equipment. We evaluated the suitability of these facilities for conversion to commercial data center space and began repurposing suitable facilities. Repurposing these facilities included removing unused, obsolete equipment and racks, and upgrading or installing new HVAC systems, uninterruptable power supplies (“UPS”), backup generators and fire suppression systems as well as other structural changes. By June 30, 2024, we had converted 34 former Sprint facilities and are in the process of converting approximately 18 additional facilities. If and when these facilities are all suitable for data center customers, we will have added 1.3 million square feet of floor space and approximately 113 MW of available power to our data center portfolio. In connection with this conversion process we expect to decommission certain legacy Cogent data centers.

Increase our Leasing of IPv4 Address Space. We lease IPv4 address space to our customers, both on a standalone basis and as a complement to a customer’s Internet access services with us. We provide a small number of free IPv4 addresses to our dedicated Internet access customer as well. We currently own approximately 38 million IPv4 addresses, of which 9.9 million were recently acquired at the closing of the Sprint Business acquisition. We currently lease 12.8 million of our IPv4 addresses to our customers on contracts with service terms ranging from one month to five years. We intend to continue to lease IPv4 addresses to our customers as well as explore alternatives for monetizing our IPv4 address inventory.

Results of Operations

Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023

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

	Three Months Ended
	June 30,		Percent
	2024	2023	Change

	(in thousands)
Service revenue	$260,443	$239,806	8.6%
Network operations expenses (1)	156,167	137,502	13.6%
Selling, general, and administrative (“SG&A) expenses (2)	68,385	83,658	(18.3)%
Sprint acquisition costs	12,370	739	NM %
Depreciation and amortization expenses	74,036	52,511	41.0%
Gain on lease termination	3,332	—	NM
Gain on bargain purchase – Sprint Business	27,673	1,155,719	NM
Interest income – IP Transit Services Agreement	5,934	7,669	(22.6)%
Interest expense, including change in valuation interest rate swap agreement	29,541	29,958	(1.4)%
Income tax benefit	7,853	24,331	(67.7)%
(1)	Includes non-cash equity-based compensation expenses of $350 and $231 in the three months ended June 30, 2024 and 2023, respectively.
(2)	Includes non-cash equity-based compensation expenses of $3,215 and $6,018 in the three months ended June 30, 2024 and 2023, respectively.

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

Our service revenue increased by 8.6% from the three months ended June 30, 2023 to the three months ended June 30, 2024. Exchange rates negatively affected our increase in service revenue by $0.4 million. All foreign currency comparisons herein reflect results for the three months ended June 30, 2024 translated at the average foreign currency exchange rates for the three months ended June 30, 2023. We increased our total service revenue by the acquisition of Sprint Business customers, expanding our network, adding additional buildings to our network, increasing our penetration into the buildings connected to our network and gaining market share by offering our services at lower prices than our competitors.

Revenue recognition standards include guidance relating to any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, gross receipts taxes, Universal Service Fund fees and certain state regulatory fees. We record these taxes billed to our customers on a gross basis (as service revenue and network operations expense) in our condensed consolidated statements of comprehensive income. The impact of these taxes including the Universal Service Fund resulted in an increase to our revenues of $8.1 million from the three months ended June 30, 2023 to the three months ended June 30, 2024.

	June 30,		Percent
	2024	2023	Change
Other Operating Data
Revenue by Customer Type – (thousands)
Corporate	$119,557	$110,998	7.7%
Net-centric	91,107	87,582	4.0%
Enterprise	49,781	41,227	20.8%

Customer Connections by Customer Type - end of period
Corporate	48,690	61,284	(20.6)%
Net-centric	61,736	66,711	(7.5)%
Enterprise	18,356	23,435	(21.7)%

Revenue – by Network Connection Type – (thousands)
On-net	$140,757	$127,665	10.3%
Off-net	111,451	101,984	9.3%
Wavelength	3,625	1,585	128.7%
Non-core	4,610	8,572	(46.2)%

Customer Connections – by Network Connection Type - end of period
On-net	87,387	92,846	(5.9)%
Off-net	32,758	38,762	(15.5)%
Wavelength	754	414	82.1%
Non-core	7,883	19,408	(59.4)%

Average Revenue Per Unit (ARPU)
ARPU - on-net	$536	$483	11.0%
ARPU - off-net	1,103	1,294	(14.7)%
ARPU - wavelength	1,670	2,552	(34.6)%
Average Price per Megabit — installed base	0.25	0.28	(10.4)%

Revenue and customer connections by customer type. Our corporate customers generally purchase their services on a price per connection basis. Our net-centric customers generally purchase their services on a price per megabit-metered basis. We began to serve enterprise customers in connection with our acquisition of the Sprint Business. We define “enterprise” customers as large corporations (typically, Fortune 500 companies with greater than $5 billion in annual revenue) running Wide Area Networks (“WAN”) with several dozen to several hundred sites. Our enterprise customers generally purchase our services on a price per location basis.

On the Closing Date, we acquired 17,823 corporate customer connections, 5,711 net-centric customer connections and 23,209 enterprise customer connections with the Sprint Business. We classified the $39.5 million of May 2023 Sprint Business revenue as $20.1 million of monthly recurring revenue as enterprise revenue, $12.9 million of monthly recurring revenue as corporate revenue and $6.5 million of monthly recurring revenue as net-centric revenue.

Revenues from our corporate, net-centric and enterprise customers represented 45.9%, 35.0% and 19.1% of total service revenue, respectively, for the three months ended June 30, 2024 and represented 46.3%, 36.5% and 17.2% of total service revenue, respectively, for the three months ended June 30, 2023.

Our revenue from our corporate customers increased primarily due to corporate customers acquired with the Sprint Business. Our corporate customers take advantage of our superior speeds, greater aggregate throughput, service levels and installation times versus our competitors. The growing trend of customers installing second lines for redundancy in order to construct virtual private networks (“VPNs”) has also led to our ability to increase our corporate revenues. Beginning with and throughout the COVID-19 pandemic, we witnessed a deteriorating real estate market in and around the buildings we service in central business districts in North America. Because of the rising vacancy levels and falling lease initiations or renewals, we experienced a slowdown in new sales to our corporate customers, which negatively affected our corporate revenue results. During the three months ended June 30, 2024, we continued to see gradual declines in vacancy rates and rising office occupancy rates. In addition, we continued to see positive trends in our corporate business. As the option to fully or partially work from home becomes permanently established at many companies, our corporate customers are integrating some of the new applications that became part of the remote work environment, which benefits our corporate business as these customers upgrade their Internet access infrastructure to higher capacity connections. Further, if and when companies eventually return to the buildings in which we operate, we believe it will present an opportunity for increased sales. However, the exact timing and path of these positive trends remains uncertain, and as the after effects of the COVID-19 pandemic linger, we may continue to see increased corporate customer turnover, fewer upgrades of existing corporate customer configurations and fewer new tenant opportunities, which would negatively affect our corporate revenue growth.

Our revenue from our net-centric customers increased primarily due to growth in network traffic from these customers and from net-centric customers acquired with the Sprint Business. Our net-centric customers purchase our services on a price per megabit basis. The net-centric market exhibits significant pricing pressure due to the continued introduction of new technology, which lowers the marginal cost of transmission and routing, and the commodity nature of the service where price is typically the only differentiating factor for these customers. Our average price per megabit of our installed base of customers decreased by 10.4% from the three months ended June 30, 2023 to the three months ended June 30, 2024. The impact of foreign exchange rates has a more significant impact on our net-centric revenues.

Our revenue from our enterprise customers increased primarily due to enterprise customers acquired with the Sprint Business.

Revenue and customer connections by network connection type. On the Closing Date, we classified the total $39.5 million of monthly Sprint Business revenue as $2.5 million of on-net revenue, $32.3 million of off-net revenue and $4.7 million of non-core revenue. Additionally, on the Closing Date, we classified the total 46,743 Sprint Business customer connections as 1,560 on-net customer connections, 24,667 off-net customer connections and 20,516 non-core customer connections.

Revenues from our on-net, off-net, wavelength and non-core customers represented 54.0%, 42.8%, 1.4% and 1.8% of total service revenue, respectively, for the three months ended June 30, 2024 and represented 53.2%, 42.5%, 0.7% and 3.6% of total service revenue, respectively, for the three months ended June 30, 2023.

Our on-net revenues increased from the three months ended June 30, 2023 to the three months ended June 30, 2024 primarily from customers acquired with the Sprint Business. On-net revenue increased at a greater rate than on-net customer connections primarily due to an increase in our on-net ARPU from the three months ended June 30, 2023 to the three months ended June 30, 2024. ARPU is determined by dividing on-net revenue for the period by the average on-net customer connections for that period.

Our off-net revenues increased from the three months ended June 30, 2023 to the three months ended June 30, 2024 primarily from customers acquired with the Sprint Business.

In connection with our acquisition of the Sprint Business, we expanded our offerings of optical wavelength and optical transport services over our fiber network. Wavelength revenue was $3.6 million for the three months ended June 30, 2024 and $1.6 million for the three months ended June 30, 2023.

Our non-core revenues decreased from the three months ended June 30, 2023 to the three months ended June 30, 2024 from the cancellation of non-core revenues acquired in the Sprint Business. Non-core services are services, which we acquired and continue to support but do not actively sell.

Network Operations Expenses. Network operations expenses include the costs of personnel associated with service delivery, network management and customer support, network facilities costs, right-of-way fees, fiber and equipment maintenance fees, leased circuit costs, access and facilities fees paid to building owners and excise taxes billed to our customers and recorded on a gross basis. Non-cash equity-based compensation expense is included in network operations expenses consistent with the classification of the employee’s salary and other compensation. Our increase in network operations expense is primarily attributable to an increase in costs related to our network and facilities expansion activities, an increase in power costs and network operations expense from our acquisition of the Sprint Business.

Selling, General, and Administrative (“SG&A”) Expenses. Our SG&A expenses, including non-cash equity-based compensation expense, decreased by 18.3% from the three months ended June 30, 2023 to the three months ended June 30, 2024. Non-cash equity-based compensation expense is included in SG&A expenses consistent with the classification of the employee’s salary and other compensation. SG&A expenses decreased primarily from a decrease in costs related to the Sprint Business acquisition including costs under the TSA agreement.

Acquisition-Related Costs. In connection with the Transaction and negotiation of the Purchase Agreement, we incurred professional fees, other acquisition related costs and reimbursed severance costs. Such fees and reimbursed severance costs totaled $12.4 million for the three months ended June 30, 2024 and $0.7 million for the three months ended June 30, 2023. Total qualifying severance expenses since the Closing Date were $28.6 million of which $8.0 million were recorded in the three months ended June 30, 2024. No reimbursement amounts were recorded in the three months ended June 30, 2023.

Depreciation and Amortization Expenses. Our depreciation and amortization expense increased by 41.0% primarily due to the depreciation expense associated assets acquired with the Sprint Business and an increase in deployed fixed assets.

Gain on Lease Termination. In June 2024, we elected to exercise a contractual option to prepay in full at a 12.0% discounted rate an IRU finance lease agreement between a us and a vendor we assumed with the Sprint Business for $114.6 million. At the payment date, the present value of the IRU finance lease liability was $117.9 million and the remaining 31 $4.2 million monthly principal payments totaled $130.2 million. The prepayment resulted in a gain on lease termination of $3.3 million related to the difference between the book value of $117.9 million and the cash payment of $114.6 million. We are continuing to use the related IRU asset.

Gain on Bargain Purchase. We accounted for our acquisition of the Sprint Business as a business combination. The identifiable assets acquired and liabilities assumed were recorded at their fair values as of the acquisition date. Assigning fair market values to the assets acquired and liabilities assumed at the date of an acquisition requires the use of significant judgment regarding estimates and assumptions. During the three months ended June 30, 2024, we made certain adjustments to our estimates of the fair market value of the assets acquired and liabilities assumed resulting in increase to the gain on bargain purchase of $27.7 million for the three months ended June 30, 2024. The total bargain purchase gain was $1.4 billion.

Interest Income - IP Transit Services Agreement. Under the IP Transit Services Agreement TMUSA will pay us an aggregate of $700.0 million, consisting of (i) $350.0 million in equal monthly installments during the first year after the Closing Date and (ii) $350.0 million in equal monthly installments over the subsequent 42 months. The IP Transit Services Agreement was recorded in connection with the Transaction at its discounted present value resulting in a discount of $79.6 million. The amortization of the discount resulted in interest income of $5.9 million for the three months ended June 30, 2024 and $7.7 million for the three months ended June 30, 2023.

Interest Expense. Our interest expense resulted from interest incurred on our $500.0 million aggregate principal amount of 3.50% Senior Secured Notes due 2026 that we issued in May 2021 (the “2026 Notes”), interest incurred on our $450.0 million aggregate principal amount of 7.00% Senior Unsecured Notes due 2027 that we issued in June 2022 (the “2027 Notes”), interest incurred on $206.0 million aggregate principal amount of 7.924% IPv4 secured notes that we issued in May 2024 (the “IPv4 Notes”), interest incurred on our $300.0 million aggregate principal amount of 7.00% Senior Unsecured Notes due 2027 that we issued in June 2024 (the “2027 Mirror Notes”), interest on our Swap Agreement and interest incurred on our finance lease obligations.

As of June 30, 2024, the fair value of our Swap Agreement was a net liability of $35.5 million Changes in the valuation of the Swap Agreement are related to semi-annual interest payments in May and November and changes in interest rates and are included in interest expense. Under the Swap Agreement settlement payment made in May 2023, we paid $9.5 million to the counterparty for a net cash interest cost of $9.5 million for the period from November 1, 2022 to April 30, 2023. Under the Swap Agreement settlement payment made in May 2024, we paid $12.1 million to the counterparty for a net cash interest cost of $12.1 million for the period from November 1, 2023 to April 30, 2024. Our interest expense decreased primarily due to the change in the valuation of the swap agreement offsetting the increase from the issuance of our IPv4 Notes in May 2024 and the issuance of our 2027 Mirror Notes in June 2024.

Income Tax Benefit. Our income tax benefit was $7.9 million for the three months ended June 30, 2024 and $24.3 million for the three months ended June 30, 2023. The change in our income benefit is primarily related to projected operating results related to the Sprint Business acquisition and the reversal of deferred tax liabilities acquired with the Sprint Business.

Buildings On-net. As of June 30, 2024, and 2023, we had a total of 3,386 and 3,227 on-net buildings connected to our network, respectively. The increase in our on-net buildings was a result of our disciplined network expansion program. We anticipate adding a similar number of buildings to our network for the next several years.

Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023

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

	Six Months Ended
	June 30,		Percent
	2024	2023	Change

	(in thousands)
Service revenue	$526,613	$393,395	33.9%
Network operations expenses (1)	324,367	196,140	65.6%
Selling, general, and administrative (“SG&A) expenses (2)	145,392	128,736	12.9%
Sprint acquisition costs	21,407	1,139	NM
Depreciation and amortization expenses	144,930	77,669	86.6%
Gain on bargain purchase – Sprint Business	22,202	1,155,719	NM
Gain on lease termination	3,332	—	NM
Interest income – IP Transit Services Agreement	13,264	7,669	73.0%
Interest expense, including change in valuation of swap agreement	58,703	47,116	24.6%
Income tax benefit	26,980	19,827	36.1%
(1)	Includes non-cash equity-based compensation expenses of $385 and $380 in the six months ended June 30, 2024 and 2023, respectively.
(2)	Includes non-cash equity-based compensation expenses of $10,131 and $12,450 in the six months ended June 30, 2024 and 2023, respectively.

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

Our service revenue increased by 33.9% from the six months ended June 30, 2023 to the six months ended June 30, 2024. Exchange rates had a positive impact on our increase in service revenue by $0.1 million. All foreign currency comparisons herein reflect results for the six months ended June 30, 2024 translated at the average foreign currency exchange rates for the six months ended June 30, 2023. We increased our total service revenue by the acquisition of Sprint Business customers, expanding our network, adding additional buildings to our network, increasing our penetration into the buildings connected to our network and gaining market share by offering our services at lower prices than our competitors.

Revenue recognition standards include guidance relating to any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, gross receipts taxes, Universal Service Fund fees and certain state regulatory fees. We record these taxes billed to our customers on a gross basis (as service revenue and network operations expense) in our condensed consolidated statements of comprehensive income. The impact of these taxes including the Universal Service Fund resulted in an increase to our revenues of $24.5 million from the six months ended June 30, 2023 to the six months ended June 30, 2024.

	June 30,		Percent
	2024	2023	Change
Other Operating Data
Revenue by Customer Type – (thousands)
Corporate	$244,420	$196,624	24.3%
Net-centric	183,086	155,543	17.7%
Enterprise	99,106	41,227	140.4%

Customer Connections by Customer Type - End of Period
Corporate	48,690	61,284	(20.6)%
Net-centric	61,736	66,711	(7.5)%
Enterprise	18,356	23,435	(21.7)%

Revenue – by Network Connection Type – (thousands)
On-net	$279,382	$243,809	14.6%
Off-net	229,627	139,267	64.9%
Wavelength	6,952	1,585	338.6%
Non-core	10,651	8,734	21.9%

Customer Connections – by Network Connection Type - End of Period
On-net	87,387	92,846	(5.9)%
Off-net	32,758	38,762	(15.5)%
Wavelength	754	414	82.1%
Non-core	7,883	19,408	(59.4)%

Average Revenue Per Unit (ARPU)
ARPU - on-net	$530	$463	14.5%
ARPU - off-net	1,102	888	24.2%
ARPU - wavelength	1,638	1,276	28.3%
Average Price per Megabit — installed base	0.25	0.26	(2.7)%

Revenue and customer connections by customer type. Our corporate customers generally purchase their services on a price per connection basis. Our net-centric customers generally purchase their services on a price per megabit-metered basis. We began to serve enterprise customers in connection with our acquisition of the Sprint Business. We define “enterprise” customers as large corporations (typically, Fortune 500 companies with greater than $5 billion in annual revenue) running WAN with several dozen to several hundred sites. Our enterprise customers generally purchase our services on a price per location basis.

On the Closing Date, we acquired 17,823 corporate customer connections, 5,711 net-centric customer connections and 23,209 enterprise customer connections with the Sprint Business. We classified the $39.5 million of May 2023 Sprint Business revenue as $20.1 million of monthly recurring revenue as enterprise revenue, $12.9 million of monthly recurring revenue as corporate revenue and $6.5 million of monthly recurring revenue as net-centric revenue.

Revenues from our corporate, net-centric and enterprise customers represented 46.4%, 34.8% and 18.8% of total service revenue, respectively, for the six months ended June 30, 2024 and represented 50.0%, 39.5% and 10.5% of total service revenue, respectively, for the six months ended June 30, 2023.

Our revenue from our corporate customers increased primarily due to corporate customers acquired with the Sprint Business. Our corporate customers take advantage of our superior speeds, greater aggregate throughput, service levels and installation times versus our competitors. The growing trend of customers installing second lines for redundancy in order to construct VPNs has also led to our ability to increase our corporate revenues. Beginning with and throughout the COVID-19 pandemic, we witnessed a deteriorating real estate market in and around the buildings we service in central business districts in North America. Because of the rising vacancy levels and falling lease initiations or renewals, we experienced a slowdown in new sales to our corporate customers, which negatively affected our corporate revenue results. During the six months ended June 30, 2024, we continued to see gradual declines in vacancy rates and rising office occupancy rates. In addition, we continued to see positive trends in our corporate business. As the option to fully or partially work from home becomes permanently established at many companies, our corporate customers are integrating some of the new applications that became part of the remote work environment, which benefits our corporate business as these customers upgrade their Internet access infrastructure to higher capacity connections. Further, if and when companies eventually return to the buildings in which we operate, we believe it will present an opportunity for increased sales. However, the exact timing and path of these positive trends remains uncertain, and as the after effects of the COVID-19 pandemic linger, we may continue to see increased corporate customer turnover, fewer upgrades of existing corporate customer configurations and fewer new tenant opportunities, which would negatively affect our corporate revenue growth.

Our revenue from our net-centric customers increased primarily due to the net-centric customers acquired with the Sprint Business and growth in network traffic from our customers. Our net-centric customers purchase our services on a price per megabit basis. The net-centric market exhibits significant pricing pressure due to the continued introduction of new technology, which lowers the marginal cost of transmission and routing, and the commodity nature of the service where price is typically the only differentiating factor for these customers. Our average price per megabit of our installed base of customers decreased by 2.7% from the six months ended June 30, 2023 to the six months ended June 30, 2024. The impact of foreign exchange rates has a more significant impact on our net-centric revenues.

Our revenue from our enterprise customers increased primarily due to enterprise customers acquired with the Sprint Business.

Revenue and customer connections by network connection type. On the Closing Date, we classified the total $39.5 million of monthly Sprint Business revenue as $2.5 million of on-net revenue, $32.3 million of off-net revenue and $4.7 million of non-core revenue. Additionally, on the Closing Date, we classified the total 46,743 Sprint Business customer connections as 1,560 on-net customer connections, 24,667 off-net customer connections and 20,516 non-core customer connections.

Revenues from our on-net, off-net, wavelength and non-core customers represented 53.1%, 43.6%, 1.3% and 2.0% of total service revenue, respectively, for the six months ended June 30, 2024 and represented 62.0%, 35.4%, 0.4% and 2.2% of total service revenue, respectively, for the six months ended June 30, 2023.

Our on-net revenues increased from the six months ended June 30, 2023 to the six months ended June 30, 2024 primarily from customers acquired with the Sprint Business. On-net revenue increased at a greater rate than on-net customer connections primarily due to an increase in our on-net ARPU from the six months ended June 30, 2023 to the six months ended June 30, 2024. ARPU is determined by dividing on-net revenue for the period by the average on-net customer connections for that period.

Our off-net revenues increased from the six months ended June 30, 2023 to the six months ended June 30, 2024 from customers acquired with the Sprint Business. Off-net customer revenues increased at a greater rate than off-net customer connections primarily due to an increase in our off-net ARPU from the six months ended June 30, 2023 to the six months ended June 30, 2024. Off-net ARPU is determined by dividing off-net revenue for the period by the average off-net customer connections for that period.

In connection with our acquisition of the Sprint Business, we expanded our offerings of optical wavelength and optical transport services over our fiber network. Wavelength revenue was $7.0 million for the six months ended June 30, 2024 and was $1.6 million for the six months ended June 30, 2023.

Our non-core revenues increased from the six months ended June 30, 2023 to the six months ended June 30, 2024 from the acquisition of non-core revenues from customers acquired in the Sprint Business. Non-core services are services, which we acquired and continue to support but do not actively sell.

Network Operations Expenses. Network operations expenses include the costs of personnel associated with service delivery, network management and customer support, network facilities costs, right-of-way fees, fiber and equipment maintenance fees, leased circuit costs, access and facilities fees paid to building owners and excise taxes billed to our customers and recorded on a gross basis.

Non-cash equity-based compensation expense is included in network operations expenses consistent with the classification of the employee’s salary and other compensation. Our increase in network operations expense is primarily attributable to an increase in costs related to our network and facilities expansion activities, an increase in power costs and network operations expense from our acquisition of the Sprint Business.

Selling, General, and Administrative (“SG&A”) Expenses. Our SG&A expenses, including non-cash equity-based compensation expense, increased by 12.9% from the six months ended June 30, 2023 to the six months ended June 30, 2024. Non-cash equity-based compensation expense is included in SG&A expenses consistent with the classification of the employee’s salary and other compensation. SG&A expenses increased primarily from an increase in salaries and benefits from 942 employees added to our headcount from our acquisition of the Sprint Business on the Closing Date and costs associated with the Sprint acquisition including TSA costs. Our total headcount was 1,901 at June 30, 2024 and 2,020 at June 30, 2023.

Acquisition-Related Costs. In connection with the Transaction and negotiation of the Purchase Agreement, we incurred professional fees, other acquisition related costs and reimbursed severance costs. Such fees and reimbursed severance costs totaled $21.4 million for the six months ended June 30, 2024 and $0.7 million for the six months ended June 30, 2023. Total qualifying severance expenses since the Closing Date were $28.6 million of which $12.3 million were recorded in the six months ended June 30, 2024. No reimbursement amounts were recorded in the six months ended June 30, 2023.

Depreciation and Amortization Expenses. Our depreciation and amortization expense increased primarily due to the depreciation expense associated with the increase in assets acquired with the Sprint Business and an increase in deployed fixed assets.

Gain on Lease Termination. In June 2024, we elected to exercise a contractual option to prepay in full at a 12.0% discounted rate an IRU finance lease agreement between a us and a vendor we assumed with the Sprint Business for $114.6 million. At the payment date, the present value of the IRU finance lease liability was $117.9 million and the remaining thirty-one $4.2 million monthly principal payments totaled $130.2 million. The prepayment resulted in a gain on lease termination of $3.3 million related to the difference between the book value of $117.9 million and the cash payment of $114.6 million. We are continuing to use the related IRU asset.

Gain on Bargain Purchase. We accounted for our acquisition of the Sprint Business as a business combination. The identifiable assets acquired and liabilities assumed were recorded at their fair values as of the acquisition date. Assigning fair market values to the assets acquired and liabilities assumed at the date of an acquisition requires the use of significant judgment regarding estimates and assumptions. As of June 30, 2023, the fair value of the identifiable assets acquired was $1.5 billion (including amounts due under the IP Transit Services Agreement) and was in excess of the $1.0 billion liabilities assumed and the $0.6 billion net consideration to be received from the Seller resulting in a gain on bargain purchase of $1.2 billion. During the six months ended June 30, 2024, we made certain adjustments to our estimates of the fair market value of the assets acquired and liabilities assumed resulting in increase to the gain on bargain purchase of $22.2 million for the three months ended June 30, 2024. The total bargain purchase gain was $1.4 billion.

Interest Income - IP Transit Services Agreement. Under the IP Transit Services Agreement, TMUSA will pay us an aggregate of $700.0 million, consisting of (i) $350.0 million in equal monthly installments during the first year after the Closing Date and (ii) $350.0 million in equal monthly installments over the subsequent 42 months. The IP Transit Services Agreement was recorded in connection with the Transaction at its discounted present value resulting in a discount of $79.6 million. The amortization of the discount resulted in interest income of $13.3 million for the six months ended June 30, 2024 and $7.7 million for the six months ended June 30, 2023.

Interest Expense. Our interest expense resulted from interest incurred on our 2026 Notes, interest incurred on our 2027 Notes, interest incurred on our 2027 Mirror Notes, interest incurred on our IPv4 Notes, interest on our Swap Agreement and interest incurred on our finance lease obligations. Our interest expense increased primarily due to the issuance of our IPv4 Notes in May 2024 and the issuance of our 2027 Mirror Notes in June 2024.

As of June 30, 2024, the fair value of our Swap Agreement was a net liability of $35.5 million. We recorded a gain for the change in the valuation of the Swap Agreement of $3.1 million in the six months ended June 30, 2024 and a gain of $0.5 million in the six months ended June 30, 2023. Changes in the valuation of the Swap Agreement are related to semi-annual interest payments in May and November and changes in interest rates, and included in interest expense. Under the Swap Agreement settlement payment made in May 2023, we paid $9.5 million to the counterparty for a net cash interest cost of $9.5 million for the period from November 1, 2022 to April 30, 2023. Under the Swap Agreement settlement payment made in May 2024, we paid $12.1 million to the counterparty for a net cash interest cost of $12.1 million for the period from November 1, 2023 to April 30, 2024. Our interest expense increased primarily due to the issuance of our IPv4 Notes in May 2024 and the issuance of our 2027 Mirror Notes in June 2024.

Income Tax Benefit. Our income tax benefit was $27.0 million for the six months ended June 30, 2024 and $19.8 million for the six months ended June 30, 2023. The change in our income tax expense is primarily related to projected operating results related to the Sprint Business acquisition and the reversal of deferred tax liabilities acquired with the Sprint Business.

Buildings On-net. As of June 30, 2024, and 2023, we had a total of 3,386 and 3,227 on-net buildings connected to our network, respectively. The increase in our on-net buildings was a result of our disciplined network expansion program. We anticipate adding a similar number of buildings to our network for the next several years.

Acquisition of Sprint Communications

The Sprint Business’s cash flow was negative at the time of negotiations and during its recent history. Due to the dire financial condition of the Sprint Business, it was understood that a payment from T-Mobile to any potential buyer would be required to execute a transaction to give a buyer sufficient cash inflow to offset losses that would be expected until a buyer could optimize the business. Based on management’s internal modeling at the culmination of the due diligence process, management determined this cash payment to be $700.0 million. Management intends to reduce the negative cash flow of the Sprint Business through the payments from the IP Transit Services Agreement, reducing operating costs and increasing revenue primarily by providing optical wavelength and optical transport services over our fiber network, including the owned network we acquired with the Sprint Business. We are selling these services to our existing customers, customers we acquired with the Sprint Business and to new customers who require dedicated optical transport connectivity without the capital and ongoing expenses associated with owning and operating network infrastructure. As part of the Transaction, we began incurring costs associated with the TSA. The amount of these costs will be dependent upon our ability to integrate the operations of the Sprint Business into our operations. Our cash flow requirements related to the acquisition of the Sprint Business will be dependent upon our ability to reduce the acquired operating costs, our success in retaining the acquired customers and our ability to sell optical wavelength and optical transport services over our fiber network.

Under the IP Transit Services Agreement, TMUSA will pay us an aggregate of $700.0 million, consisting of (i) $350.0 million in equal monthly installments of $29.2 million per month during the first year after the Closing Date and (ii) $350.0 million in equal monthly installments of $8.3 million per month over the subsequent 42 months. Through June 30, 2024, we received thirteen monthly payments totaling $358.3 million under the IP Transit Services Agreement, reflected as cash from investing activities in our consolidated statements of cash flows. As our business has grown as a result of an increasing customer base, the Transaction, broader geographic coverage and increased traffic on our network, we have historically produced a growing level of cash provided by operating activities. Since we closed the Transaction we have experienced a reduction of cash provided by operating activities from the impact of the Transaction. The cash received from the IP Transit Services Agreement was designed to offset operating losses associated with the Sprint Business. Increasing our cash provided by operating activities is, in part, dependent upon our ability to reduce the operating costs of the Sprint Business while retaining its revenue, expanding our geographic footprint and increasing our network capacity.

During the first six months of 2024, we have received a total of $154.2 million under the IP Transit Services Agreement. During the remainder of 2024 we expect to receive a total of $49.8 million under the monthly payments under the IP Transit Services Agreement. This includes six monthly payments of $8.3 million each. Increasing our combined cash provided by operating activities and cash provided by the IP Transit Service Agreement is, in part, dependent upon our ability to reduce the operating costs of the Sprint Business while retaining its revenue.

Issuance of $300.0 Million Principal Amount of 2027 Mirror Notes

On June 11, 2024, Cogent Communications Group, LLC (“Group”) and Cogent Finance, Inc. (the “Co-Issuer” and, together with Group, the “Issuers”), two of our wholly owned subsidiaries, completed the offering of our 2027 Mirror Notes for issuance in a private placement not registered under the U.S. Securities Act of 1933, as amended (the “Securities Act”). The 2027 Mirror Notes were offered and sold only to persons reasonably believed to be qualified institutional buyers in an unregistered offering pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons in transactions outside the United States in compliance with Regulation S under the Securities Act. The 2027 Mirror Notes have the same maturity date and call protection, bear interest at the same rate and otherwise have substantially the same terms as our 2027 Notes; however, the 2027 Mirror Notes are not fungible (from a trading or tax perspective) with the 2027 Notes and are a separate series of notes from the 2027 Notes.

The 2027 Mirror Notes were issued at a price equal to 98.50% of their face value. The net proceeds from the offering were approximately $291.9 million after deducting the discount and offering expenses. We used $114.6 million of the net proceeds from the offering to exercise a contractual option to prepay in full in June 2024 an existing indefeasible right-of-use agreement consisting of 31 remaining monthly recurring payments of $4.2 million, at a 12.0% discounted rate. We expect to use the remainder of the net proceeds for general corporate purposes and/or to make special or recurring dividends to our parent company, Cogent Holdings, Inc. (the “Company”).

The 2027 Mirror Notes were issued pursuant to, and are governed by, an indenture, dated June 11, 2024 (the “2027 Mirror Notes Indenture”), among the Issuers, the other guarantors named therein and Wilmington Trust, National Association, as trustee (the “2027 Notes Trustee”). The 2027 Mirror Notes are jointly and severally guaranteed (the “Guarantees”) on a senior unsecured basis by each of Group’s, existing and future material domestic subsidiaries (other than the Co-Issuer), subject to certain exceptions (collectively, the “Subsidiary Guarantors”), and by the Company (together with the Subsidiary Guarantors, the “Guarantors”). However, the Company is not subject to the covenants under the 2027 Mirror Notes Indenture. Under certain circumstances, the Guarantors may be released from these Guarantees without the consent of the holders of the 2027 Mirror Notes.

The 2027 Mirror Notes and the Guarantees are the Issuers’ and the Guarantors’ senior unsecured obligations. The 2027 Mirror Notes and the Guarantees are effectively subordinated to all of the Issuers’ and the Guarantors’ existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness, and are structurally subordinated to all indebtedness and other liabilities of subsidiaries that are not Subsidiary Guarantors. Without giving effect to collateral arrangements, the 2027 Mirror Notes and the Guarantees rank pari passu in right of payment with the Issuers’ and the Guarantors’ existing and future senior indebtedness, including the 2026 Notes and the 2027 Notes. The 2027 Mirror Notes and the Guarantees rank contractually senior in right of payment to all of the Issuers’ and the Guarantors’ subordinated indebtedness and are structurally subordinated to any existing and future indebtedness and other liabilities of the Issuers’ non-guarantor subsidiaries.

The 2027 Mirror Notes bear interest at a rate of 7.00% per annum. Interest began to accrue on the 2027 Mirror Notes on June 11, 2024 and will be paid semi-annually in arrears on June 15 and December 15 of each year, commencing December 15, 2024. Unless earlier redeemed or repurchased, the 2027 Mirror Notes will mature on June 15, 2027.

After June 15, 2024, the Issuers may redeem the 2027 Mirror Notes, in whole or in part, at a redemption price ranging from 103.5% of the aggregate principal amount of the 2027 Mirror Notes redeemed to par (depending on the year), in each case, as set forth in the Indenture, plus accrued and unpaid interest, if any, to, but not including, the date of redemption.

If Group undergoes specific kinds of change in control accompanied by certain ratings events, the Issuers will be required to offer to repurchase the 2027 Mirror Notes from holders at a price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to, but not including, the date of repurchase. Additionally, if Group or any of its restricted subsidiaries sells assets and does not apply the proceeds from such sale in a certain manner or certain other events have not occurred, under certain circumstances, we will be required to use the net proceeds to make an offer to purchase the 2027 Mirror Notes at an offer price in cash equal to 100% of the principal amount of the 2027 Mirror Notes, plus accrued and unpaid interest, if any, to, but not including, the repurchase date. In connection with any offer to purchase all or any of the 2027 Mirror Notes (including a change of control offer, asset sale offer or any tender offer), if holders of no less than 90% of the aggregate principal amount of the outstanding 2027 Mirror Notes validly tender their 2027 Mirror Notes, the Issuers, or a third party, are entitled to redeem any remaining 2027 Mirror Notes at the price paid to each holder.

The 2027 Indenture includes covenants that restrict Group and its restricted subsidiaries’ (including the Co-Issuer’s) ability to, among other things; incur indebtedness; issue certain preferred stock or similar equity securities; pay dividends or make other distributions in respect of, or repurchase or redeem, capital stock; make certain investments and other restricted payments, such as prepayment, redemption or repurchase of certain indebtedness; create liens; consolidate, merge, sell or otherwise dispose of all or substantially all of the properties and assets of Group and its restricted subsidiaries taken as a whole; incur restrictions on the ability of a subsidiary to pay dividends or make other payments; or to enter into transactions with affiliates. The covenants provide for certain exceptions to these restrictions, and the Company is not subject to the covenants under the Indenture. Certain covenants will cease to apply to the 2027 Mirror Notes if, and for so long as, the 2027 Mirror Notes have investment grade ratings from any two of Moody’s Investors Service, Inc., Fitch Ratings, Inc. and S&P Global Ratings and so long as no default or event of default under the Indenture has occurred and is continuing. Upon suspension of the covenants, the Guarantees will be released until such time as the covenants are no longer suspended.

The principal amount of the 2027 Mirror Notes would become immediately due and payable upon the occurrence of certain bankruptcy or insolvency events and may be declared immediately due and payable by the 2027 Notes Trustee or the holders of at least 25% of the aggregate principal amount of the then-outstanding 2027 Mirror Notes upon the occurrence of certain events of default under the Indenture. Events of default include the following with respect to the Issuers and Group’s significant subsidiaries: (i) failure to pay principal, premium or interest at required times; (ii) failure to comply with any other agreements in the Indenture; (iii) default on certain material indebtedness that is caused by a failure to make a payment within any applicable grace period when due at maturity or results in the acceleration of such indebtedness prior to its express maturity; (iv) failure to pay certain material judgments; (v) a Guarantee being held unenforceable or invalid or ceasing for any reason to be in full force and effect or a Guarantor denying or disaffirming its obligations under its Guarantee; and (vi) certain events of bankruptcy or insolvency.

Issuance of $206.0 Million Principal Amount of IPv4 Notes

On May 2, 2024, Cogent IPv4 LLC (the “IPv4 Issuer”), our special-purpose, bankruptcy remote, indirect wholly owned subsidiary, issued $206.0 million aggregate principal amount of IPv4 Notes, with an anticipated term ending in May 2029 (such anticipated repayment date, the “ARD”), in an offering exempt from registration under the Securities Act. The net proceeds from the offering, after debt offering costs, were $198.4 million and are expected to be used for general corporate purposes.

The IPv4 Notes were issued pursuant to an indenture, dated as of May 2, 2024 (the “IPv4 Base Indenture”), as supplemented by the Series 2024-1 Supplement thereto, dated as of May 2, 2024 (the “Series 2024-1 Supplement”), in each case entered into by and between the IPv4 Issuer and Wilmington Trust, National Association, as the trustee for the IPv4 Notes (the “IPv4 Trustee”). The IPv4 Base Indenture allows the IPv4 Issuer to issue additional series of notes subject to certain conditions set forth therein, and the IPv4 Base Indenture, together with the Series 2024-1 Supplement, and any other series supplements to the IPv4 Base Indenture, is referred to herein as the “IPv4 Indenture.”

The IPv4 Notes were issued as part of a securitization transaction, pursuant to which certain Internet Protocol version 4 (“IPv4”) addresses, customer IPv4 address leases, customer accounts receivables and other IPv4 address assets (collectively, “IPv4 Address Assets”) were contributed or sold to the IPv4 Issuer and are included as collateral for the IPv4 Notes.

While the IPv4 Notes are outstanding, scheduled payments of interest are required to be made on a monthly basis. From and after the ARD, principal payments will also be required to be made on the IPv4 Notes on a monthly basis. No principal payments will be due on the IPv4 Notes prior to the ARD, unless certain rapid amortization or acceleration triggers are activated.

Cogent Communications LLC (in such capacity, the “Manager”) performs monthly services related to the IPv4 Address Assets and IPv4 Notes including billing customers, collecting amounts paid by customers, forwarding payments to the IPv4 Trustee related to the IPv4 Assets and other administrative services. Amounts paid by the Manager to the IPv4 Trustee are reconciled on a monthly basis and the IPv4 Trustee pays the monthly interest on the IPv4 Notes and other expenses from the customer accumulated payments on the IPv4 Assets. Amounts held by the IPv4 Trustee before the monthly reconciliation is completed are considered restricted cash. After the IPv4 Trustee pays the monthly interest and other IPv4 Asset related costs, including monthly fees paid to the Manager for its services, the residual cash is paid to us and is unrestricted.

The legal final maturity date of the IPv4 Notes is in May of 2054. If the IPv4 Issuer has not repaid or refinanced the IPV4 Notes prior to the monthly payment date in May of 2029, additional interest will accrue thereon in an amount equal to the greater of (i) 5.0% per annum and (ii) the excess amount, if any, by which the sum of the following exceeds the interest rate for such IPv4 Note: (A) the yield to maturity (adjusted to a “mortgage-equivalent basis” pursuant to the standards and practices of the Securities Industry and Financial Markets Association) on the ARD for such Note of the United States Treasury Security having a remaining term closest to 10 years; plus (B) 5.0%; plus (C) the post-ARD note spread of 3.400% applicable to such Note.

The IPv4 Notes are obligations only of the IPv4 Issuer pursuant to the IPv4 Indenture, and are secured by a security interest in substantially all of the IPv4 Address Assets pursuant to the IPv4 Indenture. The IPv4 Notes are guaranteed by Cogent IPv4 Holdco LLC, a special-purpose entity and our indirect wholly owned subsidiary, as the guarantor (the “IPv4 Guarantor”), pursuant to a guaranty dated as of May 2, 2024 (the “Guaranty”) by the IPv4 Guarantor in favor of the IPv4 Trustee, pursuant to which the IPv4 Guarantor has granted a security interest in the equity interests of the IPv4 Issuer as collateral security for its obligations under the

Guaranty. Except as described below, neither we nor any of our subsidiaries, other than the IPv4 Issuer and the IPv4 Guarantor, will guarantee or in any way be liable for the obligations of the IPv4 Issuer under the IPv4 Indenture or the IPv4 Notes.

The IPv4 Notes are subject to a series of covenants and restrictions customary for transactions of this type. These covenants and restrictions include (i) that the IPv4 Issuer maintains a liquidity reserve account to be used to make required payments in respect of the IPv4 Notes, (ii) provisions relating to optional and mandatory prepayments, including specified make-whole payments in the case of certain optional prepayments of the IPv4 Notes prior to the monthly payment date in May of 2028, (iii) certain indemnification payments in the event, among other things, that the transfers of the assets pledged as collateral for the IPv4 Notes are in stated ways defective or ineffective and (iv) covenants relating to recordkeeping, access to information and similar matters. As provided in the IPv4 Base Indenture, the IPv4 Notes are also subject to rapid amortization in the event of a failure to maintain a stated debt service coverage ratio. A rapid amortization may be cured if the debt service coverage ratio exceeds a certain threshold for a certain period of time, upon which cure, regular amortization, if any, will resume. In addition, if certain utilization thresholds are not met (i.e., the proportion of IP addresses that are leased to the total number of IP addresses owned by the IPv4 Issuer falls below certain thresholds), the IPv4 Issuer will be required to apply collections to the repayment of the IPv4 Notes and in certain circumstances, the noteholders will have the ability to direct a sale of the IP Address Assets, in whole or in part, pursuant to the terms set forth in the IPv4 Indenture. The IPv4 Notes are also subject to certain customary events of default, including events relating to non-payment of required interest, principal or other amounts due on or with respect to the IPv4 Notes, failure to comply with covenants within certain time frames, certain bankruptcy events, breaches of specified representations and warranties, failure of security interests to be effective and certain judgments.

Liquidity and Capital Resources

In assessing our liquidity, management reviews and analyzes our current cash balances, payments under the IP Transit Services Agreement, accounts receivable, accounts payable, accrued liabilities, capital expenditure commitments, and required finance lease and debt payments and other obligations.

We have also had increasing success in raising capital by issuing notes and arranging financing and leases that have had a lower cost and more flexible terms. The combination of this improved operating performance and access to capital has enhanced our financial flexibility and increased our ability to make distributions to stockholders in the form of cash dividends or through share repurchases. Since our initial public offering, we have returned $1.5 billion to our stockholders through share repurchases and dividends. We will continue to assess our capital and liquidity needs and, where appropriate, return capital to stockholders.

Over the next several years, we have significant contractual and anticipated cash outlays including our indicative dividend payments on our common stock, our maturing debt obligations, interest payments on our debt obligations and Swap Agreement and our projected capital expenditure requirements in order to help execute our business plan including the integration of Sprint Business. Based upon the historical growth rate of our dividend, we expect that we would have to provide approximately $386 million in order to meet our expected quarterly dividend payments over the next two years. Our $500.0 million of 2026 Notes accrue interest at 3.50%, mature in May 2026 and include annual interest payments of $17.5 million until maturity. Our $450.0 million of 2027 Notes mature in June 2027 and include annual interest payments of $31.5 million until maturity. Our $300.0 million of 2027 Mirror Notes mature in June 2027 and include annual interest payments of $21.0 million until maturity. Our $206.0 million of IPv4 Notes effectively mature in May 2029 and include annual interest payments of $16.3 million until maturity (which amount increases if the IPv4 Notes are not repaid prior to May 2029).

Under our Swap Agreement, we pay the counterparty a semi-annual payment based upon overnight SOFR plus a contractual interest rate spread, and the counterparty pays us a semi-annual fixed 3.50% interest payment. These settlement payments are made in November and May of each year until the Swap Agreement expires in February 2026. As of June 30, 2024, $35.5 million of our cash and cash equivalents are restricted for use under our Swap Agreement. We have made a $37.3 million deposit with the counterparty to the Swap Agreement. If the fair value of the Swap Agreement exceeds a net liability of $37.3 million, we will be required to deposit additional funds with the counterparty equal to the net liability fair value. As of June 30, 2024, $35.5 million of the deposit was restricted and $1.8 million was unrestricted.

In June 2024, we elected to exercise a contractual option to prepay in full at a 12.0% discounted rate an IRU finance lease agreement between a us and a vendor we assumed with the Sprint Business for $114.6 million. At the payment date, the present value of the IRU finance lease liability was $117.9 million and the remaining thirty-one $4.2 million monthly principal payments totaled

$130.2 million. The prepayment resulted in a gain on lease termination of $3.3 million related to the difference between the book value of $117.9 million and the cash payment of $114.6 million. We are continuing to use the related IRU asset.

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

In light of the economic uncertainties associated with the global recessionary economy, the cash flow requirements of the Sprint Business, the lingering impact of the COVID-19 pandemic and recent bank failures and liquidity concerns at certain other banks, our executive officers and Board of Directors have continued to carefully monitor our liquidity and cash requirements. Based on current circumstances, we currently plan to continue our current dividend policy. Given uncertainties regarding the lingering business impact of the pandemic, the cash flow requirements of the Sprint Business and the timing for economic recovery, we will continue to monitor our capital spending. As we do each year, we will continue to monitor our future sources and uses of cash, and anticipate that we will adjust our capital allocation strategies when, as and if determined by our Board of Directors.

Impact of COVID-19 on Our Liquidity and Operating Performance

As of June 30, 2024, we had cash, cash equivalents and restricted cash of $426.2 million. The COVID-19 pandemic has not impacted our credit rating to date, nor do we believe that it has materially changed our cost of capital. We believe we are able to timely service our debt obligations and will not require any concessions to do so. We believe we will have access to additional capital from a variety of sources and the public capital markets for debt and equity.

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

Following the end of the pandemic, during the three months ended June 30, 2024, we continued to see declining vacancy rates and rising office occupancy rates in certain markets in which we operate. Other markets, particularly those in California and the Pacific Northwest, continue to see markedly higher vacancy rates. Despite these factors, we began to see positive trends in our corporate business. This was due partially to the increase in office occupancy rates and leasing activity in some markets but also to new demands for services from corporate customers. As the option to fully or partially work from home becomes permanently established at many companies, our corporate customers are integrating some of the new applications that became part of the remote work environment, which benefits our corporate business as these customers upgrade their Internet access infrastructure to higher capacity connections, and mitigates the overall impact of remote work policies on our corporate business. Further, if and when companies eventually return to the buildings in which we operate, we believe it will present an opportunity for increased sales.

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

Cash Flows

The following table sets forth our consolidated cash flows.

	Six Months Ended June 30,
(in thousands)	2024	2023
Net cash (used in) provided by operating activities	$(2,951)	$118,475
Net cash provided by (used in) investing activities	76,840	(45,520)
Net cash provided by (used in) financing activities	232,046	(107,080)
Effect of exchange rates changes on cash	6,525	2,166
Net increase (decrease) in cash and cash equivalents and restricted cash	$312,460	$(31,959)

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

During the six months ended June 30, 2024, and 2023 we were billed $23.3 million and $116.8 million under the TSA, respectively, primarily for reimbursement at cost of payments to vendors of the Sprint Business. During the six months ended June 30, 2024 we paid $88.2 million to the Seller under the TSA. There were no payments made under the TSA for the six months ended June 30, 2023 since the first payment under the TSA was due in July 2023. As of June 30, 2024, we owed $2.3 million to the Seller and the Seller owed $3.9 million to us under the TSA. Amounts due and paid to the Seller under the TSA resulted in $64.6 million of net cash used in operating activities for the six months ended June 30, 2024. As of June 30, 2023, we owed $116.8 million to the Seller and the Seller owed us $7.0 million under the TSA. Amounts due to the Seller under the TSA contributed $118.8 million to net cash provided by operating activities for the six months ended June 30, 2023.

Net Cash Provided by (Used in) Investing Activities. Our primary use of cash for investing activities is for purchases of property and equipment. Purchases of property and equipment were $90.0 million and $60.6 million for the six months ended June 30, 2024 and 2023, respectively. The changes in purchases of property and equipment were primarily due to the timing and scope of our network expansion activities including geographic expansion, purchases related to our acquisition of the Sprint Business and adding buildings to our network.

On the Closing Date, we entered into the IP Transit Services Agreement pursuant to which TMUSA will pay us an aggregate of $700.0 million, consisting of (i) $350.0 million in equal monthly installments during the first year after the Closing Date and (ii) $350.0 million in equal monthly installments over the subsequent 42 months. During the six months ended June 30, 2024 we were paid $154.2 million under the IP Transit Services Agreement. During the six months ended June 30, 2023, we were paid $29.2 million under the IP Transit Services Agreement. In the six months ended June 30, 2023, we paid $61.1 million, net of $47.1 million of cash acquired, and received $16.2 million for our acquisition of the Sprint Business. In the six months ended June 30, 2024, we received $12.3 million in reimbursed severance payments related to our acquisition of the Sprint Business.

Net Cash Provided By (Used In) Financing Activities. Our primary uses of cash for financing activities are for dividend payments, purchases of our common stock and principal payments under our finance lease obligations. Our primary sources of cash for financing activities are issuances of note obligations. During the six months ended June 30, 2024 and 2023 we paid $93.8 million and $90.2 million for our quarterly dividend payments, respectively. Our quarterly dividend payments have increased due to increases in our quarterly dividend per share amounts. Principal payments under our finance lease obligations were $42.1 million and $17.2 million for the six months ended June 30, 2024 and 2023, respectively. In June 2024, we elected to exercise a contractual option to prepay in full at a 12.0% discounted rate an IRU finance lease agreement between a us and a vendor we assumed with the Sprint Business for $114.6 million. At the payment date, the present value of the IRU finance lease liability was $117.9 million and the remaining thirty-one $4.2 million monthly principal payments totaled $130.2 million. The prepayment resulted in a gain on lease termination of $3.3 million related to the difference between the book value and the cash payment. The other changes in our principal payments under our finance lease obligations were primarily due to the timing and extent of our network expansion activities including geographic expansion, purchases related to our acquisition of the Sprint Business and adding buildings to our network. During the six months ended June 30, 2024 we purchased 153,322 shares of our common stock for $8.0 million. There were no purchases of our common stock in the six months ended June 30, 2023.

We completed a series of debt issuances in the six months ended June 30, 2024.

On May 2, 2024, we issued $206.0 million aggregate principal amount of our IPv4 Notes, with an anticipated term ending in May 2029. The net proceeds from the offering, after debt offering costs, were $198.4 million and are expected to be used for general corporate purposes. Interest on the IPv4 Notes is paid on a monthly basis. From and after the ARD, principal payments will also be required to be made on the IPv4 Notes on a monthly basis. No principal payments will be due on the IPv4 Notes prior to the ARD, unless certain rapid amortization or acceleration triggers are activated.

On June 11, 2024, we completed our offering of $300.0 million aggregate principal amount of our 2027 Mirror Notes. The 2027 Mirror Notes were issued at a price equal to 98.50% of their face value. The net proceeds from the offering were approximately $291.9 million after deducting the discount and offering expenses. The 2027 Mirror Notes bear interest at a rate of 7.00% per annum. Interest began to accrue on the 2027 Mirror Notes on June 11, 2024 and will be paid semi-annually in arrears on June 15 and December 15 of each year, commencing on December 15, 2024. Unless earlier redeemed or repurchased, the 2027 Mirror Notes will mature on June 15, 2027.

Cash Position and Indebtedness

At June 30, 2024, our total indebtedness, at par, was $1.9 billion and our total cash, cash equivalents and restricted cash ($41.8 million) was $426.2 million. Our total indebtedness at June 30, 2024 includes $426.4 million of finance lease obligations for dark fiber under long-term IRU agreements.

Summarized Financial Information of Holdings

Neither Holdings nor any of its subsidiaries that is not also a subsidiary of Group is a “Restricted Subsidiary” as defined under the indentures governing our 2026 Notes, our 2027 Notes or our 2027 Mirror Notes (the “Indentures”). Holdings is a guarantor under these notes, but none of its subsidiaries that is not also a subsidiary of Group is a guarantor under these notes. Under the Indentures, we are required to disclose certain reasonably related information of Holdings and its subsidiaries that is not attributable to Group and its subsidiaries, relating to Holdings’ assets, liabilities and operating results (“Holdings Financial Information”). The Holdings Financial Information as of and for the three and six months ended June 30, 2024 is detailed below (in thousands):

As of June 30, 2024
Cash and cash equivalents	$47,838
Restricted cash	6,280
Accounts receivable, net	6,593
Other current assets	11,489
Total current assets	72,200
Property and equipment, net	234,252
Right-of-use leased assets	268,365
Intangible assets, net	479
Deposits and other assets	8,441
Due from T-Mobile - Purchase Agreement	21,534
Total assets	$605,271

Accounts payable	$3,114
Accrued and other liabilities	40,499
Due to T-Mobile – TSA	2,286
Operating lease liabilities, current maturities	47,882
Total current liabilities	93,781
Operating lease liabilities	220,483
Unfavorable lease liabilities	108,904
Due to Cogent Communications LLC	455,298
Senior secured IPv4 Notes	198,677
Deferred income tax liabilities	428,971
Other long-term liabilities	38,402
Total liabilities	1,544,516
Total stockholders’ deficit	(939,245)
Total liabilities and stockholders’ deficit	$605,271

Three Months Ended
June 30, 2024
Service revenue	$6,683
Operating expenses:
Network operations	21,952
Selling, general, and administrative	40,089
Equity-based compensation expense	4,299
Depreciation and amortization	40,420
Total operating expenses	106,760
Operating loss	(100,077)
Interest expense	(3,876)
Gain on lease termination	3,332
Adjustment to gain on bargain purchase – Sprint Business	27,672
Interest income and other, net	229
Net loss	$(72,720)

Six Months Ended
June 30, 2024
Service revenue	$7,374
Operating expenses:
Network operations	60,448
Selling, general, and administrative	51,986
Equity-based compensation expense	11,914
Depreciation and amortization	81,248
Total operating expenses	205,596
Operating loss	(198,222)
Interest expense	(6,934)
Gain on lease termination	3,332
Gain on bargain purchase – Sprint Business	22,202
Interest income and other, net	853
Net loss	$(178,769)

Common Stock Buyback Program

Our Board of Directors has approved purchases of shares of our common stock under a buyback program (the “Buyback Program”). During the three months ended June 30, 2024, we purchased 153,322 shares of our common stock for $8.0 million. There were no purchases of our common stock in the three and six months ended June 30, 2023. As of June 30, 2024, there was a total of $22.4 million available under the Buyback Program that is authorized to continue through December 31, 2024.

Dividends on Common Stock and Return of Capital Program

On August 7, 2024, our Board of Directors approved the payment of our quarterly dividend of $0.985 per common share. This estimated $46.8 million dividend payment is expected to be made on September 6, 2024.

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

Critical Accounting Estimates

Management believes that as of June 30, 2024, there have been no material changes to our critical accounting policies and significant estimates from those listed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2023.

ITEM 3.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management believes that as of June 30, 2024, there have been no material changes to our exposures to market risk from those disclosed in Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of our annual report on Form 10-K for the year ended December 31, 2023.

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

ITEM 1A.            RISK FACTORS

Management believes that as of June 30, 2024, there have been no material changes to our risk factors from those disclosed in Item 1A “Risk Factors,” of our annual report on Form 10-K for the year ended December 31, 2023, except as noted below.

We have substantial debt, which we may not be able to repay when due.

Our total indebtedness, at par, at June 30, 2024 was $1.9 billion and includes $500.0 million of our 2026 Notes, $450.0 million of our 2027 Notes, $300.0 million of our 2027 Mirror Notes and $206.0 million of our IPv4 Notes. The 2026 Notes are due in March 2026 and require interest payments of $17.5 million per year, the 2027 Notes are due in June 2027 and require interest payments of $31.5 million per year, and the 2027 Mirror Notes are due in June 2027 and require interest payments of $21.0 million per year, each paid semi-annually. The IPv4 Notes are effectively due in May 2029 and require monthly interest payments of $16.3 million per year (which amount increases if the IPv4 Notes are not repaid prior to May 2029). All of our noteholders have the right to be paid the principal and any applicable premium upon an event of default and upon certain designated events, such as certain changes of control. Our total indebtedness at June 30, 2024 includes $426.4 million of finance lease obligations for dark fiber primarily under 15 to 42-year IRUs. Our total indebtedness at June 30, 2024 excludes $370.8 million of operating lease liabilities, which were required to be recorded as right-to-use assets and operating lease liabilities. The amount of our IRU finance lease obligations may be impacted due to our expansion activities, the timing of payments and fluctuations in foreign currency rates.

If we do not have sufficient funds to pay the interest, principal and premium related to these obligations at the time we are obligated to do so, we could be forced into bankruptcy, or we may only be able to raise the necessary funds on unfavorable terms.

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

ITEM 2.              UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Board of Directors authorized a plan to permit the repurchase our common stock in negotiated and open market transactions through December 31, 2024. As of June 30, 2024, $22.4 million remained available for such negotiated and open market transactions concerning our common stock. We may purchase shares from time to time depending on market, economic, and other factors.

The following table summarizes our common stock repurchases during the second quarter of 2024 made pursuant to this authorization. During the quarter, we did not purchase shares outside of this program, and all purchases were made by or on behalf of the Company and not by any “affiliated purchaser” (as defined by Rule 10b-18 under the Exchange Act).

Issuer Purchases of Equity Securities

			Total Number	Approximate
	Total		of Shares	Dollar Value of
	Number of		Purchased as Part of	Shares
	Shares	Average Price	Publicly Announced	that May Yet Be Purchased
Period	Purchased	Paid per Share	Plans or Programs	Under the Plans or Programs
June 1-30, 2024	153,322	$51.97	153,322	$22,421,926
Total	153,322	$51.97	153,322

ITEM 5.              OTHER INFORMATION

During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

4.7

Indenture, dated as of June 11, 2024 among Cogent Communications Group, LLC, Cogent Finance Inc., the guarantors named therein and Wilmington Trust National Association as trustee (previously filed as Exhibit 4.1 to our Current Report on Form 8-K, filed on June 11, 2024, and incorporated herein by reference).

4.8	Form of 7.000% Senior Note due 2027 (previously filed as Exhibit 4.2 to our Current Report on Form 8-K, filed on June 11, 2024, and incorporated herein by reference).
31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer (furnished herewith)
32.2	Certification of Chief Financial Officer (furnished herewith)
101.1

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Comprehensive Income (Loss), (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (filed herewith).

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the iXBRL document).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2024	COGENT COMMUNICATIONS HOLDINGS, INC.

	By:	/s/ David Schaeffer
		Name:	David Schaeffer
		Title:	Chief Executive Officer

Date: August 8, 2024	By:	/s/ Thaddeus G. Weed
		Name:	Thaddeus G. Weed