Form 10-Q
period 2024-09-30
COGENT COMMUNICATIONS HOLDINGS, INC.
filed 2024-11-07
CIK 1158324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2024

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

Common Stock, $.001 par value 49,024,304 shares outstanding as of October 31, 2024

INDEX

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Condensed Consolidated Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets of Cogent Communications Holdings, Inc. and Subsidiaries as of September 30, 2024 (Unaudited) and December 31, 2023	3
	Condensed Consolidated Statements of Comprehensive Loss of Cogent Communications Holdings, Inc. and Subsidiaries for the Three Months Ended September 30, 2024 and September 30, 2023 (Unaudited)	4
	Condensed Consolidated Statements of Comprehensive (Loss) Income of Cogent Communications Holdings, Inc. and Subsidiaries for the Nine Months Ended September 30, 2024 and September 30, 2023 (Unaudited)	5
	Condensed Consolidated Statements of Cash Flows of Cogent Communications Holdings, Inc. and Subsidiaries for the Nine Months Ended September 30, 2024 and September 30, 2023 (Unaudited)	6
	Notes to Interim Condensed Consolidated Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	53
Item 4.	Controls and Procedures	53

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings	54
Item 1A.	Risk Factors	54
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	55
Item 5.	Other Information	55
Item 6.	Exhibits	56
SIGNATURES		57
CERTIFICATIONS

PART I FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

COGENT COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2024 AND DECEMBER 31, 2023

(IN THOUSANDS, EXCEPT SHARE DATA)

	September 30,	December 31,
	2024	2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$279,191	$75,092
Restricted cash	36,901	38,689
Accounts receivable, net of allowance for credit losses of $10,223 and $3,677, respectively	99,565	135,475
Due from T-Mobile, IP Transit Services Agreement, current portion, net of discount of $18,468 and $24,898, respectively	81,532	179,269
Due from T-Mobile, Transition Services Agreement	—	4,514
Prepaid expenses and other current assets	72,214	80,588
Total current assets	569,403	513,627
Property and equipment:
Property and equipment	3,227,805	2,947,376
Accumulated depreciation and amortization	(1,607,122)	(1,409,559)
Total property and equipment, net	1,620,683	1,537,817
Right-of-use leased assets	289,894	361,587
IPv4 intangible assets	458,000	458,000
Other intangible assets, net	13,481	14,815
Deposits and other assets	29,668	23,438
Due from T-Mobile, IP Transit Services Agreement, net of discount of $15,644 and $27,916, respectively	201,022	263,750
Due from T-Mobile, Purchase Agreement, net of discount of $6,172 and $13,725, respectively	21,943	38,585
Total assets	$3,204,094	$3,211,619
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$53,053	$48,356
Accrued and other current liabilities	148,204	120,523
Due to T-Mobile – Transition Services Agreement	1,570	66,908
Due to T-Mobile – Purchase Agreement	—	4,981
Current maturities, operating lease liabilities	55,867	67,962
Finance lease obligations, current maturities	21,939	64,594
Total current liabilities	280,633	373,324
Senior secured 2026 notes, net of unamortized debt costs of $443 and $645, respectively, and discounts of $590 and $857, respectively	498,967	498,498
Senior unsecured 2027 notes, net of unamortized debt costs of $1,997 and $941, respectively, and discounts of $7,699 and $1,970, respectively	740,304	447,088
Secured IPv4 notes, net of debt costs of $7,016	198,984	—
Operating lease liabilities, net of current maturities	270,932	330,095
Finance lease obligations, net of current maturities	460,632	419,921
Deferred income tax liabilities	382,987	471,498
Other long-term liabilities	47,102	61,639
Total liabilities	2,880,541	2,602,063
Commitments and contingencies:
Stockholders’ equity:
Common stock, $0.001 par value; 75,000,000 shares authorized; 49,012,688 and 48,608,569 shares issued and outstanding, respectively	49	49
Additional paid-in capital	620,410	606,755
Accumulated other comprehensive loss	(12,294)	(14,385)
Accumulated (deficit) earnings	(284,612)	17,137
Total stockholders’ equity	323,553	609,556
Total liabilities and stockholders’ equity	$3,204,094	$3,211,619

The accompanying notes are an integral part of these condensed consolidated balance sheets.

COGENT COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 AND SEPTEMBER 30, 2023

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three Months Ended	Three Months Ended
	September 30, 2024	September 30, 2023
	(Unaudited)	(Unaudited)
Service revenue	$257,202	$275,429
Operating expenses:
Network operations (including $469 and $370 of equity-based compensation expense, respectively, exclusive of depreciation and amortization shown separately below)	161,552	173,594
Selling, general, and administrative (including $7,406 and $7,041 of equity-based compensation expense, respectively)	67,664	65,308
Acquisition costs – Sprint Business	—	351
Depreciation and amortization	85,815	86,734
Total operating expenses	315,031	325,987
Operating loss	(57,829)	(50,558)
Interest expense, including change in valuation interest rate swap agreement	(26,877)	(29,023)
Gain on bargain purchase – Sprint Business	—	(3,332)
Interest income – IP Transit Services Agreement	5,438	10,299
Interest income – Purchase Agreement	409	664
Interest income and other, net	(1,153)	1,604
Loss before income taxes	(80,012)	(70,346)
Income tax benefit	16,900	13,623
Net loss	$(63,112)	$(56,723)

Comprehensive loss:
Net loss	$(63,112)	$(56,723)
Foreign currency translation adjustment	8,847	(4,134)
Comprehensive loss	$(54,265)	$(60,857)

Net loss per common share:
Basic net loss per common share	$(1.33)	$(1.20)
Diluted net loss per common share	$(1.33)	$(1.20)
Dividends declared per common share	$0.985	$0.945

Weighted-average common shares - basic	47,426,131	47,227,338

Weighted-average common shares - diluted	47,426,131	47,227,338

The accompanying notes are an integral part of these condensed consolidated statements.

COGENT COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND SEPTEMBER 30, 2023

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Nine Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2023
	(Unaudited)	(Unaudited)
Service revenue	$783,813	$668,822
Operating expenses:
Network operations (including $1,204 and $750 of equity-based compensation expense, respectively, exclusive of depreciation and amortization shown separately below)	486,657	369,734
Selling, general, and administrative (including $17,186 and $19,491 of equity-based compensation expense, respectively)	212,706	194,046
Acquisition costs – Sprint Business	21,407	1,490
Depreciation and amortization	230,747	164,403
Total operating expenses	951,517	729,673
Gain on lease termination	3,332	—
Operating loss	(164,372)	(60,851)
Interest expense, including change in valuation interest rate swap agreement	(85,575)	(76,138)
Gain on bargain purchase – Sprint Business	22,202	1,152,386
Interest income – IP Transit Services Agreement	18,702	17,968
Interest income – Purchase Agreement	331	1,170
Interest income and other, net	4,074	5,154
(Loss) income before income taxes	(204,638)	1,039,689
Income tax benefit	43,881	33,599
Net (loss) income	$(160,757)	$1,073,288

Comprehensive (loss) income:
Net (loss) income	$(160,757)	$1,073,288
Foreign currency translation adjustment	2,091	(605)
Comprehensive (loss) income	$(158,666)	$1,072,683

Net (loss) income per common share:
Basic net (loss) income per common share	$(3.39)	$22.72
Diluted net (loss) income per common share	$(3.39)	$22.54
Dividends declared per common share	$2.925	$2.805

Weighted-average common shares - basic	47,453,906	47,234,025

Weighted-average common shares - diluted	47,453,906	47,624,709

The accompanying notes are an integral part of these condensed consolidated statements.

COGENT COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND SEPTEMBER 30, 2023

(IN THOUSANDS)

	Nine Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2023
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net (loss) income	$(160,757)	$1,073,288
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	230,747	164,403
Amortization of debt costs and discounts	2,364	986
Amortization of discounts, due from T-Mobile, IP Transit Services & Purchase Agreements	(19,033)	(19,138)
Equity-based compensation expense (net of amounts capitalized)	18,390	20,241
Gain on bargain purchase – Sprint Business	(22,202)	(1,152,386)
Gains – lease terminations and other, net	(3,332)	(277)
Deferred income taxes	(66,902)	(63,509)
Changes in operating assets and liabilities:
Accounts receivable	35,910	(3,247)
Prepaid expenses and other current assets	(3,949)	(4,763)
Due to T-Mobile – Transition Services Agreement	(65,338)	69,629
Due from T-Mobile – Transition Services Agreement	4,514	(16,831)
Accounts payable, accrued liabilities and other long-term liabilities	32,785	(2,176)
Deposits and other assets	(6,374)	(177)
Net cash (used in) provided by operating activities	(23,177)	66,043
Cash flows from investing activities:
Cash payments - IP Transit Services Agreement – T-Mobile	179,167	116,667
Acquisition of Sprint Business, net of $47.1 million of cash acquired in 2023	12,323	(14,037)
Purchases of property and equipment	(148,894)	(86,023)
Net cash provided by investing activities	42,596	16,607
Cash flows from financing activities:
Dividends paid	(140,992)	(135,354)
Purchases of common stock	(7,968)	—
Net proceeds from issuance of senior unsecured 2027 Notes - net of discount of $6.8 million and debt costs of $1.4 million	291,879	—
Net proceeds from issuance of secured IPv4 notes – net of debt costs of $7.6 million	198,426	—
Proceeds from exercises of stock options	952	787
Principal payments of finance lease obligations	(46,653)	(58,549)
Settlement of finance lease – at a discount	(114,576)	—
Net cash provided by (used in) financing activities	181,068	(193,116)
Effect of exchange rates changes on cash	1,824	626
Net increase (decrease) in cash, cash equivalents and restricted cash	202,311	(109,840)
Cash, cash equivalents and restricted cash, beginning of period	113,781	275,912
Cash, cash equivalents and restricted cash, end of period	$316,092	$166,072
Supplemental disclosure of non-cash financing activities:
Finance lease obligations incurred	$171,638	$217,782

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

Description of business

The Company is a facilities-based provider of low-cost, high-speed Internet access, private network services, optical wavelength and optical transport services and data center colocation space and power. The Company’s network is specifically designed and optimized to transmit packet routed data. The Company delivers its services primarily to businesses, large and small, communications service providers and other bandwidth-intensive organizations in 56 countries across North America, Europe, South America, Oceania and Africa. The Company is a Delaware corporation and is headquartered in Washington, DC.

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

In connection with the Company’s acquisition of Sprint Communications, the Company began to provide optical wavelength services and optical transport services over a network that is generally independent of the Company’s legacy IP network. The Company is selling these wavelength services to its existing customers, customers of Sprint Communications and to new customers who require dedicated optical transport connectivity without the capital and ongoing expenses associated with owning and operating network infrastructure. Additionally, the Sprint Business (as defined below) customers include a number of companies larger than the Company’s historical customer base. In connection with the acquisition of Sprint Communications, the Company expanded selling services to these larger “Enterprise” customers.

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

The Company believes it is in a unique position to monetize the Sprint Business and its network and management expects to achieve significant cost reduction synergies and revenue synergies from the Transaction. Revenue and pre-tax loss for the Sprint Business included in the Company’s condensed consolidated statements of comprehensive loss for the three - month period ended September 30, 2023 were $113.0 million and $82.1 million, respectively. Revenue and pre - tax loss for the Sprint Business included in the Company’s condensed consolidated statements of comprehensive (loss) income for the nine-month period ended September 30, 2023 were $191.0 million and $141.6 million, respectively.

Purchase Price

The Transaction closed on May 1, 2023 (the “Closing Date”). On the Closing Date, the Buyer consummated the Transaction pursuant to the terms of the Purchase Agreement, providing a purchase price of $1 payable to the Seller for the Purchased Interests, subject to customary adjustments, including working capital (the “Working Capital Adjustment”), as set forth in the Purchase Agreement. As consideration for the Purchased Interests, the Working Capital Adjustment (primarily related to acquired cash and cash equivalents of an estimated $43.4 million at the Closing Date in order to fund the international operations of the Sprint Business) resulted in the Buyer making a payment to the Seller of $61.1 million on the Closing Date. During the third quarter of 2023, an additional Working Capital Adjustment of $5.0 million was accrued due to the Seller. The final determination of the Working Capital Adjustment (which included the Short-term Lease Payment below) was completed in April 2024 and the Company paid the Seller $5.0 million for the remaining Working Capital Adjustment.

Short-term lease payment

The Purchase Agreement also provides for an estimated payment of $28.1 million ($19.8 million net of discount) from the Seller to the Buyer related to acquired short-term operating lease obligations (the “Short-term Lease Payment”). The Short-term Lease Payment will be paid from the Seller to the Company in four equal payments in months 55 to 58 after the Closing Date. The final determination of the Short - term Lease Payment was completed in April 2024. The Short-term Lease Payment was recorded at its present value resulting in a discount of $8.4 million. The interest rate used in determining the present value was derived considering rates on similar issued debt instruments with comparable durations, amongst other market factors. The determination of the discount rate requires some judgment. During the third quarter of 2023, the Short-term Lease Payment was reduced by $4.8 million and in the first quarter of 2024, the Short - term Lease Payment was reduced by an additional $17.0 million, net of discount of $7.2 million. Including the cumulative impact of the first quarter 2024 adjustment, the amortization of the discount resulted in interest income of

$0.4 and $0.7 million for the three months ended September 30, 2024 and 2023, respectively and $0.3 and $1.2 million for the nine months ended September 30, 2024 and 2023, respectively.

Severance reimbursement

The Purchase Agreement also provides for reimbursement from the Seller to the Buyer for qualifying severance expenses incurred. Total qualifying severance expenses were $28.6 million of which $12.3 million were recorded in the nine months ended September 30, 2024. No reimbursement amounts were recorded in the three and nine months ended September 30, 2023 or in the three months ended September 30, 2024.

IP Transit Services Agreement

On the Closing Date, Cogent Communications, LLC (formerly Cogent Communications, Inc.), and T-Mobile USA, Inc., a Delaware corporation and direct subsidiary of T-Mobile (“TMUSA”), entered into an agreement for IP transit services (“IP Transit Services Agreement”), pursuant to which TMUSA will pay an affiliate of the Company an aggregate of $700.0 million, consisting of (i) $350.0 million in equal monthly installments of $29.2 million per month during the first year after the Closing Date and (ii) $350.0 million in equal monthly installments of $8.3 million per month over the subsequent 42 months. Under the IP Transit Services Agreement., TMUSA paid the Company $25.0 million and $87.5 million, during the three months ended September 30, 2024 and 2023, respectively, and $179.2 million and $116.7 million during the nine months ended September 30, 2024 and 2023, respectively.

The IP Transit Services Agreement was recorded in connection with the Transaction at its discounted present value resulting in a discount of $79.6 million. The interest rate used in determining the present value was derived considering rates on similar issued debt instruments with comparable durations, amongst other market factors. The determination of the discount rate requires some judgment. The amortization of the discount resulted in interest income of $5.4 million and $10.3 million for the three months ended September 30, 2024 and 2023, respectively, and $18.7 million and $18.0 million for the nine months ended September 30, 2024 and 2023, respectively.

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

Either party to the TSA may terminate the agreement with respect to any individual service in full for convenience upon 30 days’ prior written notice for certain services and reduced for other services after a 90-day period. The TSA may be terminated in its entirety if the other party has failed to perform any of its material obligations and such failure is not cured within 30 days. The TSA provides for customary indemnification and limits on liability. Amounts billed under the TSA are due 30 days from receipt of the related invoice. Amounts billed to the Company under the TSA are primarily for reimbursement at cost of payments to vendors of the Sprint Business until these vendors are fully transitioned to the Company. The amounts due from the Seller are primarily reimbursements for severance costs related to Sprint Business employees and services provided by the Company for the Seller. During the three and nine months ended September 30, 2024, the Company was billed $3.0 million and $26.3 million as due to the Seller under the TSA, respectively. During the three and nine months ended September 30, 2023, the Company was billed $101.2 million and $218.0 million as due to the Seller under the TSA, respectively. During the three and nine months ended September 30, 2024, the Company paid the Seller $3.7 million and $91.9 million, respectively, under the TSA. During the three and nine months ended September 30, 2023 the Company paid $153.1 million to the Seller under the TSA. As of September 30, 2024, the Company owed

$1.6 million to the Seller under the TSA. As of December 31, 2023, the Company owed $66.9 million to the Seller and the Seller owed $4.5 million to the Company under the TSA.

Other Services Provided to the Seller

In addition, on the Closing Date, the Buyer and TMUSA entered into a commercial agreement (the “Commercial Agreement”) for colocation and connectivity services, pursuant to which the Company will provide such services to TMUSA for a per service monthly fee plus certain third-party costs incurred in providing the services. Under the Commercial Agreement, the Company recorded revenue of $5.9 million and $8.0 million during the three months ended September 30, 2024 and 2023, respectively, and $13.2 million and $15.3 million during the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, and December 31, 2023, TMUSA owed $4.1 million and $1.6 million, respectively, to the Company under the Commercial Agreement. These amounts are recorded in accounts receivable.

Acquisition-Related Costs

In connection with the Transaction and negotiation of the Purchase Agreement, the Company incurred a total of $13.6 million of professional fees and other acquisition related costs (not including severance costs) since the acquisition date. Acquisition related costs were $0.4 million for the three months ended September 30, 2023 and $21.4 million and $1.5 million for the nine months ended September 30, 2024 and 2023, respectively. There were no acquisition related costs in the three months ended September 30, 2024.

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
(a)Includes $61.1 million paid to the Seller on the Closing Date and $5.0 million paid in April 2024. Additionally, includes an offsetting $28.6 million in total severance reimbursement payments received from the Seller recorded as measurement period adjustments of
●	$16.2 million during the three months ended December 31, 2023,
●	$4.3 million during the three months ended March 31, 2024, and
●	$8.0 million during the three months ended June 30, 2024.
(b)Under the Purchase Agreement, 50.0% of the assumed short-term operating lease liabilities totaling $28.1 million are to be paid to the Company from the Seller in four equal installments in months 55-58 from the Closing Date and was recorded at their present value resulting in a discount of $8.4 million. During the three months ended March 31, 2024, the Working Capital Adjustment net of discount, was adjusted by $17.0 million to reflect the conclusion of the determination of amounts due from the Seller from the Short-term Lease Payment.
(c)The IP Transit Services Agreement payments totaling $700.0 million were recorded at their present value resulting in a discount of $79.6 million. The $700.0 million is to be paid to the Company from the Seller in equal monthly payments of $29.2 million in months 1-12 and $8.3 million in months 13-54.
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

During the three months ended March 31, 2024, the Company recorded a measurement period adjustment resulting in a reduction to the gain on bargain purchase of $5.5 million which included;

●	A reduction to the Short-term Lease Receivable of $24.2 million ($17.0 million net of discount),
●	Additional reimbursed severance costs of $4.3 million,
●	An increase to unfavorable lease liabilities of $6.0 million,
●	A reduction to accrued liabilities of $11.3 million; and
●	A reduction to deferred income tax liabilities resulting from the adjustments noted above of $1.9 million.

During the three months ended June 30, 2024, the Company recorded measurement period adjustments resulting in an increase to the gain on bargain purchase of $27.7 million which included;

●	Additional reimbursed severance costs of $8.0 million, and
●	An adjustment to net deferred income tax liabilities of $19.7 million.

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

Acquired Property & Equipment

The Company acquired property and equipment of $965.7 million. This is primarily comprised of the legacy Sprint network and consists of optical fiber, related equipment, and owned real estate that were valued using a combination of cost and market approaches. Management intends to operate the acquired business; however, management valued these assets using factors that represent an orderly liquidation value, to approximate the highest and best use of assets acquired in a distressed business.

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

Acquired Leases

The Company acquired a portfolio of lease arrangements for the lease of dark fiber, rights-of-way and facilities. In accordance with ASC 805 and ASC Topic 842 Leases, the acquired leases are accounted for as if the leases are new at the acquisition date however, the Company will retain the lease classification from the Seller. The Company followed its historical policies with respect to evaluating the renewal periods of the acquired leases and estimating the incremental borrowing rate. The Company also evaluated the leases for unfavorable terms and recorded an adjustment for unfavorable market terms of $157.2 million that was valued using the income approach. Unfavorable lease liabilities are presented net of the corresponding right of use assets.

Acquired Intangible Assets

Intangible assets acquired include $458.0 million of IPv4 addresses and $16.0 million of acquired customer relationships. The fair value measurement of the IPv4 addresses was based on recent auction prices and a factor to incorporate the uncertainty for how the market for IPv4 addresses will function in the future. The Company believes that these IPv4 addresses have an indefinite useful live and are not being amortized. The Company evaluates these assets for impairment on the first day of the fourth quarter. There was no impairment recorded during the period from May 1, 2023 through September 30, 2024. During the fourth quarter of 2023, the Company recorded a reduction to acquired customer relationships, totaling $41.0 million from revisions to certain assumptions.

The acquired customer relationships have an estimated useful life of nine years and the estimated fair value was determined using a market-based income approach. Amortization expense was $0.4 and $1.6 million for the three months ended September 30, 2024 and 2023, respectively, and $1.3 million and $2.6 million for the nine months ended September 30, 2024 and 2023, respectively. Future amortization expense of the customer relationships is $6.3 million per year for eight years.

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

Nine Months
Ended
(In thousands)	September 30, 2023
Service revenue	$849,580
Operating loss from continuing operations	(247,087)
Net income	1,148,989

The pro forma results for the nine months ended September 30, 2023 include

●	The gain on bargain purchase related to the Transaction of $1.4 billion,
●	Interest income from the amortization of the discount recorded under the IP Transit Services Agreement of $14.7 million,

●	A net increase to historical depreciation expense based on the fair value of property and equipment and the impact of a finance lease adjustment of $29.5 million,
●	Amortization expense related to the customer relationship intangible assets of $0.6 million,
●	Amortization of unfavorable lease liabilities of $1.0 million,
●	A reduction to network operations expense of $16.8 million and an increase to interest expense of $3.9 million from the impact of a finance lease adjustment, and
●	The impact to income tax expense from the pro-forma adjustments of $2.9 million.

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

Financial instruments

At September 30, 2024 and December 31, 2023, the carrying amount of cash and cash equivalents, restricted cash, accounts receivable, prepaid and other current assets, accounts payable, and accrued expenses approximated fair value because of the short-term nature of these instruments. The Company measures its cash equivalents and restricted cash at amortized cost, which approximates fair value based upon quoted market prices (Level 1).

Based upon recent trading prices (Level 2—market approach) at September 30, 2024,

●	The fair value of the Company’s $450.0 million aggregate principal amount of 7.00% Senior Unsecured Notes due 2027 (the “2027 Notes”) was $455.6 million,
●	The fair value of the Company’s $300.0 million aggregate principal amount of 7.00% Senior Unsecured Mirror Notes due 2027 (the “2027 Mirror Notes”) was $303.8 million,
●	The fair value of the Company’s $500.0 million aggregate principal amount of 3.50% Senior Secured Notes due 2026 (the “2026 Notes”) was $482.5 million,
●	The fair value of the Company’s $206.0 million aggregate principal amount of secured IPv4 notes (the “IPv4 Notes”) was $214.8 million, and
●	The fair value of the Company’s interest rate swap agreement was $29.9 million.

Restricted cash and interest rate swap agreement

Restricted cash includes amounts held in segregated bank accounts by the Company’s clearing broker as margin in support of the Company’s Swap Agreement as discussed in Note 3 and was $29.9 million as of September 30, 2024. Additional restricted cash related to the IPv4 Notes, as discussed in Note 3, was $7.0 million as of September 30, 2024. Additional cash may be further restricted to maintain the Company’s Swap Agreement as interest rates fluctuate and margin requirements change and under the provisions of the Company’s IPv4 Note indenture. The Company does not use derivative financial instruments for trading purposes.

Gross receipts taxes, universal service fund and other surcharges

Revenue recognition standards include guidance relating to taxes or surcharges assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer and may include, but are not limited to, gross receipts taxes, excise taxes, Universal Service Fund fees and certain state regulatory fees. Such charges may be presented gross or net based upon the Company’s accounting policy election. The Company records certain excise taxes and surcharges on a gross basis and includes them in its revenue and network operations expense. Excise taxes and surcharges billed to customers and recorded on a gross basis (as service revenue and network operations expense) were $19.8 million and $14.6 million for the three months ended September 30, 2024 and 2023, respectively, and $59.5 million and $29.8 million for the nine months ended September 30, 2024 and 2023, respectively.

Basic and diluted net (loss) income per common share

Basic earnings (loss) per share (“EPS”) excludes dilution for common stock equivalents and is computed by dividing net income or (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock outstanding during each period, adjusted for the effect of dilutive common stock equivalents. Shares of restricted stock are included in the computation of basic EPS as they vest and are included in diluted EPS, to the extent they are dilutive, determined using the treasury stock method.

The following details the determination of diluted weighted-average shares:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Weighted-average common shares - basic	47,426,131	47,227,338	47,453,906	47,234,025
Dilutive effect of stock options	—	—	—	15,713
Dilutive effect of restricted stock	—	—	—	374,971
Weighted-average common shares - diluted	47,426,131	47,227,338	47,453,906	47,624,709

The following details unvested shares of restricted common stock as well as the anti-dilutive effects of stock options and restricted stock awards outstanding:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Unvested shares of restricted common stock	1,582,870	1,395,258	1,582,870	1,395,258
Anti-dilutive options for common stock	160,357	125,643	157,129	112,048
Anti-dilutive shares of restricted common stock	359	106,125	198,510	90,768

Stockholders’ (Deficit) Equity

The following details the changes in stockholders’ (deficit) equity for the three and nine months ended September 30, 2023 and September 30, 2024, respectively (in thousands except share data):

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	(Deficit) Equity
Balance at June 30, 2023	48,617,162	$49	$589,573	$(15,627)	$(34,795)	$539,200
Forfeitures of shares granted to employees	(27,061)	—	—	—	—	—
Equity-based compensation	—	—	8,519	—	—	8,519
Foreign currency translation	—	—	—	(4,134)	—	(4,134)
Issuances of common stock	14,400	—	—	—	—	—
Exercises of options	7,881	—	402	—	—	402
Dividends paid	—	—	—	—	(45,136)	(45,136)
Net (loss)	—	—	—	—	(56,723)	(56,723)
Balance at September 30, 2023	48,612,382	$49	$598,494	$(19,761)	$(136,654)	$442,128

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at June 30, 2024	48,990,760	$49	$610,905	$(21,141)	$(174,290)	$415,523
Forfeitures of shares granted to employees	(8,890)	—	—	—	—	—
Equity-based compensation	—	—	8,757	—	—	8,757
Foreign currency translation	—	—	—	8,847	—	8,847
Issuances of common stock	17,500	—	—	—	—	—
Exercises of options	13,318	—	748	—	—	748
Dividends paid	—	—	—	—	(47,210)	(47,210)
Net loss	—	—	—	—	(63,112)	(63,112)
Balance at September 30, 2024	49,012,688	$49	$620,410	$(12,294)	$(284,612)	$323,553

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	(Deficit) Equity
Balance at December 31, 2022	48,013,330	$48	$575,064	$(19,156)	$(1,074,588)	$(518,632)
Forfeitures of shares granted to employees	(38,891)	—	—	—	—	—
Equity-based compensation	—	—	22,643	—	—	22,643
Foreign currency translation	—	—	—	(605)	—	(605)
Issuances of common stock	621,592	1	—	—	—	1
Exercises of options	16,351	—	787	—	—	787
Dividends paid	—	—	—	—	(135,354)	(135,354)
Net income	—	—	—	—	1,073,288	1,073,288
Balance at September 30, 2023	48,612,382	$49	$598,494	$(19,761)	$(136,654)	$442,128

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2023	48,608,569	$49	$606,755	$(14,385)	$17,137	$609,556
Forfeitures of shares granted to employees	(119,435)	—	—	—	—	—
Equity-based compensation	—	—	20,671	—	—	20,671
Foreign currency translation	—	—	—	2,091	—	2,091
Issuances of common stock	659,282	—	—	—	—	—
Exercises of options	17,594	—	952	—	—	952
Common stock purchases & retirement	(153,322)	—	(7,968)	—	—	(7,968)
Dividends paid	—	—	—	—	(140,992)	(140,992)
Net loss	—	—	—	—	(160,757)	(160,757)
Balance at September 30, 2024	49,012,688	$49	$620,410	$(12,294)	$(284,612)	$323,553

Revenue recognition

The Company recognizes revenue under ASU No. 2014 - 09, Revenue from Contracts with Customers (“ASC 606”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. Fees billed in connection with customer installations are recorded as deferred revenue. Installation fees for contracts with terms longer than month-to-month are recognized over the contract term. The Company recognizes revenue over the estimated average customer life for installation fees associated with month-to-month contracts. To the extent a customer contract is terminated prior to its contractual end, the customer is subject to termination fees. The Company vigorously seeks payment of these termination fees. The Company recognizes revenue for termination fees as they are collected.

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
(in thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Service revenue recognized from deferred revenue balance at beginning of period	$2,124	$4,162	$5,787	$6,603
Amortization expense for contract costs	5,262	4,884	15,175	14,435

Lessor Accounting

The Company is a lessor for leases of owned dark fiber acquired in connection with the Transaction, that have contract terms that are accounted for as operating leases. These transactions are generally structured as indefeasible - right - of use agreements (“IRUs”), which are the exclusive right to use specified fibers for a specified term, typically 20 - 25 years. Cash consideration received on transfers of dark fiber, including upfront installation fees, is recognized on a straight - line basis to service revenue over the term of the agreement. Lease income is included in service revenue in the condensed consolidated statements of comprehensive (loss) income.

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

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
(Amounts in thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Finance lease cost
Amortization of right-of-use assets	$11,229	$27,172	$34,997	$44,598
Interest expense on finance lease liabilities	9,633	11,609	29,963	24,604
Operating lease cost	28,351	20,784	75,318	53,096
Total lease costs	$49,213	$59,565	$140,278	$122,298

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2024	September 30, 2023
Other lease information (amounts in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$(19,690)	$(23,081)
Operating cash flows from operating leases	(77,571)	(54,628)
Financing cash flows from finance leases	(161,229)	(58,549)
Right-of-use assets obtained in exchange for new finance lease liabilities	171,638	217,782
Right-of-use assets obtained in exchange for new operating lease liabilities	10,547	9,632
Weighted-average remaining lease term — finance leases (in years)	16.8	11.7
Weighted-average remaining lease term — operating leases (in years)	11.0	11.5
Weighted-average discount rate — finance leases	8.2%	7.6%
Weighted-average discount rate — operating leases	7.9%	8.0%

Operating leases and finance leases

The Company has entered into lease agreements with numerous providers of dark fiber under IRUs. These IRUs typically have initial terms of 15- 20 years and include renewal options after the initial lease term. The majority of these leases are finance leases. The Company also leases office space, rights-of-way and certain data center facilities under operating leases. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments under the lease.

As of September 30, 2024, the Company had committed to additional IRU agreements totaling $302.2 million in future payments to be paid over periods of up to 20 years. These obligations begin when the related fiber is accepted, which is generally expected to occur in the next 12 months.

The future minimum payments under operating lease and finance lease agreements are as follows (in thousands):

	Operating	Finance
For the Twelve Months Ending September 30,	Leases	Leases
2025	$64,396	$59,836
2026	56,373	53,077
2027	51,922	51,965
2028	47,918	52,983
2029	43,817	50,477
Thereafter	220,143	635,581
Total minimum lease obligations	484,569	903,919
Less—amounts representing interest	(157,770)	(421,348)
Present value of minimum lease obligations	326,799	482,571
Current maturities	(55,867)	(21,939)
Lease obligations, net of current maturities	$270,932	$460,632

Unfavorable lease liabilities

During the three months ended September 30, 2023, the Company recorded a measurement period adjustment to reclassify $24.9 million from right - of - use leased assets (net of related unfavorable lease liability amount) to finance lease assets (presented within property and equipment) and a measurement period adjustment to reclassify $160.9 million from operating lease liabilities to a finance lease liability.

In connection with the Transaction, the Company recorded $157.2 million of unfavorable lease liabilities for leases with terms greater than current market rates. The liability is classified with the corresponding right-of-use lease assets and is being amortized into the condensed consolidated statements of comprehensive (loss) income in the same line items as the activity for the corresponding right-of-use lease assets. Amortization totaling $1.4 million and $9.7 million for the three months ended September 30, 2024 and 2023, respectively, and $5.2 million and $16.2 million for the nine months ended September 30, 2024 and 2023, respectively was recorded as a reduction to network operations expense. Amortization totaling $10.8 million and $28.7 million for the three and nine months ended September 30, 2024, respectively, was recorded as a reduction to depreciation expense.

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

		Current-period
		Provision for	Write offs
	Beginning	Expected Credit	Charged Against	Ending
Description	Balance	Losses	Allowance	Balance
Allowance for credit losses (deducted from accounts receivable) (in thousands)
Three months ended September 30, 2024	$6,382	$4,542	$(701)	$10,223
Three months ended September 30, 2023	4,882	$1,271	$(1,995)	$4,158
Nine months ended September 30, 2024	3,677	10,056	(3,510)	10,223
Nine months ended September 30, 2023	2,303	7,833	(5,978)	4,158

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
(in thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net bad debt expense (1)	$4,542	$784	$10,056	$6,718
Bad debt recoveries	544	459	1,669	1,200

(1)	Net bad debt expense related to the Sprint Business to establish an allowance for credit losses was $3.0 million for the nine months ended September 30, 2023. Under ASC 805, accounts receivable are recorded at fair value at the acquisition date.

2.  Property and equipment:

Depreciation and amortization expense related to property and equipment and finance leases and capitalized compensation costs of employees directly involved with construction activities were as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
(in thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Depreciation and amortization expense	$85,370	$86,718	$230,006	$164,371
Capitalized compensation cost	11,215	11,675	34,141	24,115

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

Change in Estimated Useful Life - Owned Fiber

In accordance with its policy, the Company reviews the estimated useful lives of its fixed assets on an ongoing basis. This review indicated that the actual lives of owned fiber acquired as part of the Sprint acquisition were longer than the estimated useful lives used for depreciation purposes in the Company’s financial statements. As a result, effective July 1, 2024, the Company changed its estimates of the useful lives of its owned fiber to better reflect the estimated periods during which these assets will remain in service. The estimated useful lives of the owned fiber, within system infrastructure, that previously averaged 14 years were increased to an average of 40 years. The effect of this change in estimate on the three and nine months ended September 30, 2024 was to reduce depreciation expense by $4.4 million, increase net income by $3.3 million, and increase basic and diluted earnings per share by $0.07.

3.  Long-term debt:

Issuance of $300.0 Million Principal Amount of 2027 Mirror Notes

On June 11, 2024, Group and Cogent Finance, Inc. (the “Co-Issuer” and, together with Group, the “Issuers”), two wholly owned subsidiaries of the Company, completed an offering of $300.0 million aggregate principal amount of 7.00% senior unsecured notes due 2027 (the “2027 Mirror Notes”) for issuance in a private placement not registered under the U.S. Securities Act of 1933, as amended (the “Securities Act”). The 2027 Mirror Notes were offered and sold only to persons reasonably believed to be qualified institutional buyers in an unregistered offering pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons in transactions outside the United States in compliance with Regulation S under the Securities Act. The 2027 Mirror Notes have the same maturity date and call protection, bear interest at the same rate and otherwise have substantially the same terms as the 2027 Notes; however, the 2027 Mirror Notes are not fungible (from a trading or tax perspective) with the 2027 Notes and are a separate series of notes from the 2027 Notes.

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

The 2027 Mirror Notes were issued pursuant to, and are governed by, an indenture, dated June 11, 2024 (the “2027 Mirror Notes Indenture”), among the Issuers, the Company, the other guarantors named therein and Wilmington Trust, National Association, as trustee (the “2027 Notes Trustee”). The 2027 Mirror Notes are jointly and severally guaranteed (the “Guarantees”) on a senior unsecured basis by each of Group’s existing and future material domestic subsidiaries (other than the Co-Issuer), subject to certain exceptions (collectively, the “Subsidiary Guarantors”), and by the Company (together with the Subsidiary Guarantors, the “Guarantors”). However, the Company is not subject to the covenants under the 2027 Mirror Notes Indenture. Under certain circumstances, the Guarantors may be released from these Guarantees without the consent of the holders of the 2027 Mirror Notes.

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

If Group undergoes specific kinds of change in control accompanied by certain ratings events, the Issuers will be required to offer to repurchase the 2027 Mirror Notes from holders at a price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to, but not including, the date of repurchase. Additionally, if Group or any of its restricted subsidiaries sells assets and does not apply the proceeds from such sale in a certain manner or certain other events have not occurred, under certain circumstances, the Issuers will be required to use the net proceeds to make an offer to purchase the 2027 Mirror Notes at an offer price in cash equal to 100% of the principal amount of the 2027 Mirror Notes, plus accrued and unpaid interest, if any, to, but not including, the repurchase date. In connection with any offer to purchase all or any of the 2027 Mirror Notes (including a change of control offer, asset sale offer or any tender offer), if holders of no less than 90% of the aggregate principal amount of the outstanding 2027 Mirror Notes validly tender their 2027 Mirror Notes, the Issuers or a third party are entitled to redeem any remaining 2027 Mirror Notes at the price paid to each holder.

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

The IPv4 Notes are obligations only of the IPv4 Issuer pursuant to the indenture (the IPv4 Indenture”), and are secured by a security interest in substantially all of the IPv4 Address Assets pursuant to the IPv4 Indenture. The IPv4 Notes are guaranteed by Cogent IPv4 Holdco LLC, a special-purpose entity and an indirect wholly owned subsidiary of the Company, as the guarantor (in such capacity, the “IPv4 Guarantor”), pursuant to a guaranty, dated as of May 2, 2024 (the “Guaranty”) by the IPv4 Guarantor in favor of the IPv4 Trustee pursuant to which the IPv4 Guarantor has granted a security interest in the equity interests of the IPv4 Issuer as collateral security for its obligations under the Guaranty. Except as described below, neither the Company nor any subsidiary of the Company, other than the IPv4 Issuer and the IPv4 Guarantor, will guarantee or in any way be liable for the obligations of the IPv4 Issuer under the IPv4 Indenture or the IPv4 Notes.

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

Limitations Under the Indentures

The indentures governing the 2027 Notes, the 2027 Mirror Notes and the 2026 Notes (the “Indentures”), among other things, limit the ability of Group and its restricted subsidiaries to incur indebtedness; to pay dividends or make other distributions; to make certain investments and other restricted payments; to create liens; to consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; to incur restrictions on the ability of a subsidiary to pay dividends or make other payments; and to enter into certain transactions with its affiliates. There are certain exceptions to the limitations on the ability to incur indebtedness under the Indentures, including IRU agreements incurred in the normal course of business and any additional indebtedness if Group’s consolidated leverage ratio, as defined in the Indentures, is less than 6.0 to 1.0 or Group’s fixed charge coverage ratio, as defined in the Indentures, is 2.0 to 1.0 or greater. Group and its subsidiaries can also incur unlimited liens (which can be used, together with capacity under the debt covenant, to incur additional secured indebtedness) if Group’s consolidated secured leverage ratio, as defined in the Indentures, is less than 4.0 to 1.0. Under the Indentures, Group and its restricted subsidiaries can pay dividends, make other distributions, make certain investments and make other restricted payments under certain circumstances, including if, after giving pro forma effect to such restricted payment, Group could still incur $1 of “Ratio Debt,”, as defined (i.e., either its consolidated leverage ratio is less than 6.0 to 1.0 or its fixed charge coverage ratio is 2.0 to 1.0 or greater). As of September 30, 2024, Group’s consolidated leverage ratio was below 6.0, Group’s consolidated secured leverage ratio was below 4.0 and Group’s fixed charge coverage ratio was above 2.0. As of September 30, 2024, a total of $345.6 million was unrestricted and permitted for restricted payments, including dividends and stock purchases.

Interest Rate Swap Agreement

As of September 30, 2024, the Company was party to an interest rate swap agreement (the “Swap Agreement”) that has the economic effect of modifying the fixed interest rate obligation associated with its 2026 Notes to a variable interest rate obligation based on the Secured Overnight Financing Rate (“SOFR”) so that the interest payable on the 2026 Notes effectively became variable based on overnight SOFR. The critical terms of the Swap Agreement match the terms of the 2026 Notes, including the notional amount and the optional redemption date on February 1, 2026. The Company did not elect hedge accounting for the Swap Agreement. The Swap Agreement is recorded at its fair value at each reporting period, and the Company incurs gains and losses due to changes in market interest rates. By entering into the Swap Agreement, the Company has assumed the risk associated with variable interest rates. Changes in interest rates affect the valuation of the Swap Agreement that the Company recognizes in its condensed consolidated statements of comprehensive income. The values that the Company reports for the Swap Agreement as of each reporting date are recognized as “interest expense including change in valuation – interest rate swap agreement” with the corresponding amounts included in assets or liabilities in the Company’s condensed consolidated balance sheets.

As of September 30, 2024, the fair value of the Swap Agreement was a net liability of $29.9 million, of which $20.6 million is presented with accrued and other current liabilities and $9.4 million is presented with other long-term liabilities. As of December 31, 2023, the fair value of the Swap Agreement was a net liability of $38.7 million of which $21.6 million is presented with accrued and other current liabilities and $17.1 million is presented with other long-term liabilities. In the three and nine months ended September 30, 2024 and 2023, the Company recorded unrealized gains (losses) related to the Swap Agreement, that are included in interest expense. As of September 30, 2024, the Company has made a $31.8 million deposit with the counterparty to the Swap Agreement. If the fair value of the Swap Agreement exceeds a net liability of $31.8 million, the Company will be required to deposit additional funds with the counterparty equal to the net liability fair value. As of September 30, 2024, $29.9 million of the deposit was restricted and $1.9 million was unrestricted.

Under the Swap Agreement, the Company pays the counterparty a semi-annual payment based upon overnight SOFR plus a contractual interest rate spread, and the counterparty pays the Company a semi-annual fixed 3.50% interest payment. The settlement payment is made each November and May until the Swap Agreement expires in February 2026. Under the settlement for May 2023, the Company paid $9.5 million to the counterparty for a net cash interest cost of $9.5 million for the period from November 1, 2022 to April 30, 2023. Under the settlement for November 2023, the Company paid $12.0 million to the counterparty for a net cash interest cost of $12.0 million for the period from May 1, 2023 to October 31, 2023. Under the settlement for May 2024, the Company paid $12.1 million to the counterparty for a net cash interest cost of $12.1 million for the period from November 1, 2023 to April 30, 2024.

4.  Commitments and contingencies:

Current and potential litigation

In accordance with the accounting guidance for contingencies, the Company accrues its estimate of a contingent liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Where it is probable that a liability has been incurred and there is a range of expected loss for which no amount in the range is more likely than any other amount, the Company accrues at the low end of the range. The Company reviews its accruals at least quarterly and adjusts them to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular matter. The Company has taken certain positions related to its obligations for leased circuits for which it is reasonably possible to result in a loss of up to $4.2 million in excess of the amount accrued at September 30, 2024.

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

5.  Income taxes:

The components of (loss) income before income taxes consist of the following (in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Domestic	$(77,401)	$(58,402)	$(193,603)	$1,057,523
Foreign	(2,611)	(11,944)	(11,035)	(17,834)
Total	$(80,012)	$(70,346)	$(204,638)	$1,039,689

6.  Common stock buyback program and stock options and award plan:

The Company’s Board of Directors has approved purchases of shares of the Company’s common stock under a buyback program (the “Buyback Program”) through December 31, 2025. As of September 30, 2024, there was $22.4 million remaining for purchases under the Buyback Program. In June 2024, the Company purchased 153,322 shares of its common stock for $8.0 million at an average share price of $51.97. There were no purchases of common stock in the three months or the nine months ended September 30, 2023 or in the three months ended September 30, 2024.

7.  Dividends on common stock:

On November 6, 2024, the Company’s Board of Directors approved the payment of a quarterly dividend of $0.995 per common share. This estimated $47.2 million dividend payment is expected to be made on December 6, 2024.

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

The Company’s headquarters is located in an office building owned by Sodium LLC whose owner is the Company’s Chief Executive Officer and Chairman, David Schaeffer. The fixed annual rent for the headquarters building is $1.0 million per year plus an allocation of taxes and utilities. The lease began in May 2015, and the lease term was for five years. In February 2020, the lease term was extended to May 2025.The lease is cancellable at no cost by the Company upon 60 days’ notice.

On January 6, 2023, the Company entered into two lease agreements (the “New Leases”), one with Thorium LLC (“Thorium”) and one with Germanium LLC (“Germanium”), entities owned by the Company’s Chief Executive Officer. The first of the New Leases is with Thorium for 54,803 square feet of office space, which serves as office space for the Company replacing a portion of its office space in the Northern Virginia area (“Office Lease”). The second of the New Leases is with Germanium LLC for 1,587 square feet of technical space which serves as network operations space for the Company (“Network Operations Lease”). The term for each of the New Leases is five years beginning on April 1, 2023. Both of the New Leases are cancellable by the Company without penalty upon 60 days written notice. The Company took occupancy of the office space and network operations space in April 2023. The amount of fixed annual rent during the term of the Office Lease is $1.2 million, and the Company is responsible for paying its proportionate share of the building’s operating expenses that exceed a 2023 base year. The amount of fixed annual rent for the Network Operations Lease is $34,914, and the Company is also responsible for paying its metered utility costs and a proportionate share of the building’s other operating expenses that exceed a 2023 base year.

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

The Company paid $0.8 million and $0.9 million in the three months ended September 30, 2024 and 2023, respectively, and $1.6 million and $2.5 million in the nine months ended September 30, 2024 and 2023, respectively, for rent and related costs (including taxes and utilities) for these leases.

9.  Segment information:

The Company operates as one operating segment. The Company’s service revenue by geographic region and product class and long-lived assets by geographic region are as follows (in thousands):

Three Months Ended September 30, 2024
Revenues	On-net	Off-net	Wavelength	Non-core	Total
North America	$106,055	$104,485	$5,278	$4,060	$219,878
Europe	23,801	5,441	—	58	29,300
South America	1,927	222	—	8	2,157
Oceania	4,575	1,118	9	13	5,714
Africa	128	25	—	—	153
Total	$136,486	$111,291	$5,287	$4,139	$257,202

Three Months Ended September 30, 2023
Revenues	On-net	Off-net	Wavelength	Non-core	Total
North America	$102,103	$123,164	$2,992	$11,400	$239,659
Europe	21,913	5,550	—	12	27,475
South America	1,862	287	—	1	2,150
Oceania	4,011	1,945	—	4	5,960
Africa	161	24	—	—	185
Total	$130,050	$130,970	$2,992	$11,417	$275,429

Nine Months Ended September 30, 2024
Revenues	On-net	Off-net	Wavelength	Non-core	Total
North America	$326,108	$320,238	$12,230	$14,407	$672,983
Europe	70,584	16,000	—	284	86,868
South America	5,396	678	—	35	6,109
Oceania	13,349	3,929	—	74	17,352
Africa	428	73	—	—	501
Total	$415,865	$340,918	$12,230	$14,800	$783,813

Nine Months Ended September 30, 2023
Revenues	On-net	Off-net	Wavelength	Non-core	Total
North America	$290,622	$251,278	4,578	$20,069	$566,547
Europe	65,880	14,640	—	51	80,571
South America	5,159	522	—	2	5,683
Oceania	11,659	3,719	—	32	15,410
Africa	536	75	—	—	611
Total	$373,856	$270,234	$4,578	$20,154	$668,822

	September 30,	December 31,
	2024	2023
Long-lived assets, net
North America	$2,017,854	$1,959,704
Europe and other	168,138	163,034
Total	$2,185,992	$2,122,738

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

Risks related to the COVID-19 pandemic; vaccination and in office requirements; delays in the delivery of networking equipment and other services from certain vendors; economic risks; reductions in our prices in an inflationary economy; events beyond our control that result in an inability to provide services to customers or increase the costs or reduce the profitability of providing services; our ability to realize the anticipated benefits of the acquisition of the Sprint Business (as defined below) and difficulty integrating the Sprint Business; our ability to retain existing customers and continue to add new customers; shifts to remote work impacting our ability to retain and add customers; vacancy rates in our buildings; our ability to efficiently manage growth; our ability to retain existing enterprise customers, maintain the level of services provided to enterprise customers or attract new enterprise customers; reduction of the attractiveness of our business due to certain employees desiring to work remotely; our ability to successfully make or integrate acquisitions or enter into strategic alliances; risks related to data center expansions; risks related to environmental, social and governance matters; our ability to maintain relationships with other network providers; competition in our industry; the potential for the telephone companies and cable companies to provide better delivery of certain Internet content; cybersecurity risks; the ability of our information systems to support our customers, network operations, sales, billing and financial reporting; our insurance coverage may be insufficient; the lack of a Legacy Registration Services Agreement with the American Registry for Internet Numbers or any other regional Internet registry with respect to a substantial portion of our IPv4 addresses; our ability to obtain or maintain the agreements necessary to augment or maintain our network; delays and problems of our off-net business; interruptions of services from fiber providers; increased reliance on agreements with landowners; risks related to climate change; risks related to maintaining and repairing our owned fiber network; risks related to our network infrastructure equipment being manufactured or provided by a limited number of network infrastructure vendors; risks related to international operations; liabilities for the content disseminated through our network or for network failures, delays or errors in transmissions; risks related to privacy regulations and changes in laws, rules and enforcement; difficulties in censoring content on the Internet; tax risks; our ability to make payments on our indebtedness as they become due; our ability to incur more debt, restrictions on our business contained in the agreements governing our debt obligations; our ability to service our indebtedness; and risks related to our cash and cash equivalents held at financial institutions in amounts in excess of insured limits, as well as other risks discussed from time to time in our filings with the Securities and Exchange Commission, including, without limitation, this report and our quarterly reports on Form 10-Q for the quarterly periods ended March 31, 2024 and June 30. 2024, and our annual report on Form 10-K for the year ended December 31, 2023.

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

Short-term Lease Payment

The Purchase Agreement also provides for an estimated payment of $28.1 million ($19.8 million net of discount) from the Seller to us related to acquired short-term operating lease obligations (the “Short-term Lease Payment”). The Short-term Lease Payment will be paid from the Seller to us in four equal payments in months 55 to 58 after the Closing Date. The Short-term Lease Payment was recorded at its present value resulting in a discount of $8.4 million. The interest rate used in determining the present value was derived considering rates on similar issued debt instruments with comparable durations, amongst other market factors. The determination of the discount rate requires some judgment. During the third quarter of 2023, the Short-term Lease Payment was reduced by $4.8 million and in the first quarter of 2024 the Short-term Lease Payment, net of discount, was reduced by an additional $17.0 million.

IP Transit Services Agreement

On the Closing Date, we entered into an agreement for IP transit services (“IP Transit Services Agreement”), pursuant to which TMUSA will pay us an aggregate of $700.0 million, consisting of (i) $350.0 million in equal monthly installments of $29.2 million per month during the first year after the Closing Date and (ii) $350.0 million in equal monthly installments of $8.3 million per month over the subsequent 42 months. Under the IP Transit Services Agreement., TMUSA paid us $25.0 million and $87.5 million, during the three months ended September 30, 2024 and 2023, respectively, and $179.2 million and $116.7 million during the nine months ended September 30, 2024 and 2023, respectively.

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

Either party to the TSA may terminate the agreement with respect to any individual service in full for convenience upon 30 days’ prior written notice for certain services and reduced for other services after a 90-day period. The TSA may be terminated in its entirety if the other party has failed to perform any of its material obligations and such failure is not cured within 30 days. The TSA provides for customary indemnification and limits on liability. Amounts billed under the TSA are due 30 days from receipt of the related invoice. Amounts billed to us under the TSA are primarily for reimbursement at cost of payments to vendors of the Sprint Business until these vendors are fully transitioned to us. During the three and nine months ended September 30, 2024, we were billed $3.0 million and $26.3 million, respectively, as due to the Seller under the TSA. During the three and nine months ended September 30, 2023, we were billed $101.2 million and $218.0 million, respectively as due to the Seller under the TSA. During the three and nine months ended September 30, 2024, we paid to the Seller $3.7 and $91.9 million, respectively, under the TSA. During the three and nine months ended September 30, 2023 we paid $153.1 million to the Seller under the TSA. Amounts billed under the TSA are due 30 days from receipt of the related invoice. As of September 30, 2024, we owed $1.6 million to the Seller under the TSA.

Severance reimbursement

The Purchase Agreement also provides for reimbursement from the Seller to the Buyer for qualifying severance expenses incurred. Total qualifying severance expenses were $28.6 million of which $12.3 million were recorded in the nine months ended September 30, 2024. No reimbursement amounts were recorded in the three and nine months ended September 30, 2023 or three months ended September 30, 2024.

Acquisition-Related Costs

In connection with the Transaction and negotiation of the Purchase Agreement, we incurred a total of $13.6 million of professional fees and other acquisition related costs (not including severance costs). Acquisition related costs were $0.4 million for the three months ended September 30, 2023 and $21.4 million and $1.5 million for the nine months ended September 30, 2024 and 2023, respectively. There were no acquisition related costs in the three months ended September 30, 2024.

Other Services Provided to the Seller

In addition, on the Closing Date, we entered into a commercial agreement (the “CSA”) with TMUSA for colocation and connectivity services, pursuant to which we will provide such services to TMUSA for a per service monthly fee plus certain third-party costs incurred in providing the services. Under the CSA, we recorded service revenue of $4.1 million and $8.0 million during the three months ended September 30, 2024 and 2023, respectively, and $13.2 million and $15.3 million during the nine months ended September 30, 2023, respectively.

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

Low Cost of Operation: We believe that the wireline telecom industry is undergoing, and will continue to face, significant price deflation for its applications and services. This price deflation is a result of a variety of factors including increased competition, enhanced substitutability of certain products and services and the continued impact of Moore’s Law, which has driven down the cost of technology, particularly for fiber optic Wavelength Division Multiplexing equipment and optically interfaced routers. Faced with the backdrop of continued price deflation in our industry, we have made a series of discreet choices around our network design, operating strategy and product offerings that are consistent with our objective of becoming the low-cost operator in our industry. Since our initiation of operations, this strategy has resulted in a rapid decline in our cost to transmit bits, which has increased our margins and decreased our capital intensity as measured by our capital expenditures per total revenues. Important components of our low-cost operating strategy include:

●	One Network Protocol. Upon our founding, we selected to operate our network solely using Ethernet protocol. We made this selection in order to take advantage of the significantly greater installed base and lower cost of Ethernet network equipment versus other protocols, the substantially lower costs associated with operating and maintaining one network protocol and the continued benefits of the rapid price performance ratio improvements of Ethernet-related equipment. Our single network protocol allows us to avoid many of the costs that our competitors who operate circuit-switched, time-division multiplexing (“TDM”) and hybrid fiber coaxial networks incur related to provisioning, monitoring and maintaining multiple transport protocols. Selecting one operating protocol has also had positive effects in terms of our operating overhead and the simplicity of our organization. We believe the vast majority of our competitors currently operate their networks with multiple protocols and we believe that attempts to upgrade their networks to one protocol would be operationally challenging and costly.
●	Our IP Network. We have acquired a large portfolio of dark fiber leases from 360 dark fiber vendors from around the world sourced from the excess inventory of existing networks. The nature of this portfolio and the individual leases provide us long-term access to dark fiber at attractive rates and, in many cases, the opportunity to extend these leases for multiple terms. On average, a modest number of our dark fiber leases come up for renewal each year. In addition, with our acquisition of the Sprint Business, we now own a nationwide domestic fiber network (the “Sprint Network”). Acquiring the Sprint Network allows us to capitalize on the benefits of owning network without significant upfront capital investment. The Sprint Network is mostly complementary to our existing leased dark fiber network, offers unique geographic routes and will allow us to reduce our reliance on leased dark fiber. This strategic combination of owned and leased dark fiber will help to ensure a robust and reliable network and enables us to connect via dark fiber to virtually any geographic route or facility we require on a long-term, cost-effective basis.
●	Optical Wave Network - Acquiring the Sprint Network also has allowed us to construct a wavelength network using the predominantly owned fiber. This enables us to expand our product offerings to include optical wavelength and optical transport services. We are selling these services to our existing customers, customers acquired with the Sprint Business and to new customers who require dedicated optical transport connectivity without the capital and ongoing expenses associated with owning and operating network infrastructure. We intend to offer this service in approximately 800 data centers in the United States, Mexico and Canada by the end of 2024. We believe our wavelength service has the advantages of unique routes, ubiquitous service locations, faster provisioning times and lower prices.

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

Large Addressable Market. We have systematically evaluated and chosen our network extensions to buildings, data centers and markets based upon a rigorous set of criteria to evaluate the economic opportunity of network locations. Additional factors relevant to our pursuit of new buildings include the willingness of building owners to grant us access rights, the availability of optical fiber networks to serve those buildings, the costs to connect buildings to our network and equipment availability. We have also begun to evaluate the sustainability of new locations by evaluating the LEED Green Rating of Buildings, the potential to source renewable energy at locations and the potential impact of climate change on a location including proximity to water and the risk of flooding. Our network is connected to 3,424 total buildings located in 260 metropolitan markets globally. These buildings include 1,870 large MTOBs (totaling over 1.0 billion square feet of office space) in major North American cities where we offer our services to a diverse set of high-quality corporate customers within close physical proximity of each other. These buildings also include 1,627 CNDCs located in 1,459 buildings in North America, Europe, South America, Oceania and Africa where our net-centric customers directly interconnect with our network. We also operate 95 of our own data centers 43 of which were converted from facilities acquired with the Sprint Business) across the United States and in Europe, which comprise over 1.8 million square feet of floor space, offer 169 MW of power and are directly connected to our network. We believe that these network points of presence strategically position our network to attract high levels of Internet traffic and maximize our revenue opportunities and profitability.

Balanced, High-Traffic IP Network. Since its inception, our network has grown significantly in terms of its geographic reach, customer connections, and traffic. We currently serve 8,212 access networks as well as numerous large and small content providers and 47,613 corporate customer connections and 16,447 enterprise customer connections. Because of these bases of customers who distribute (content providers) and receive (access networks) content on our network, we believe that the majority of all the traffic remains “on-net” by both originating and terminating on our network. This control of traffic is an important differentiator as it increases our service reliability and speed of traffic delivery. The increasing share of traffic delivered from content providers to access networks also enhances our margins as we are compensated by both the originating customer and the terminating customer. The breadth of our network, extensive size of our customer base, and the volume of our traffic enables us to be one of a handful of Tier 1 networks that are interconnected on a settlement-free basis. This Tier 1 network peering status broadens our geographic delivery capability and materially reduces our network costs.

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

Increase our Share of the Net-Centric Market. We are currently one of the leading providers of high-speed internet access to a variety of content providers and access networks across the world. We intend to further load our high-capacity network as a result of the growing demand for high-speed Internet access generated by these types of bandwidth-intensive applications such as over-the-top media services, online gaming, video, Internet of Things, voice over IP, remote data storage, and other services. We expect that we will continue to grow our shares of these segments by offering our customers a series of attractive features including:

●	Geographic breadth – We have one of the broadest CNDC footprints in the industry and currently offer network services in 56 countries – as net-centric customers seek a more international audience this footprint is a significant advantage;
●	High capacity and reliability – We offer 100 Mbps to 100 Gbps ports in all of the CNDCs and 400 Gbps in selected locations on our network, which differentiates the capacity choices we provide our net-centric clients;
●	Balanced customer base – Our leading share of content providers and access networks increases the amount of traffic that originates and terminates on our network thereby reducing latency and enhancing reliability;
●	Large and dedicated salesforce – Our team of net-centric sales professionals is one of the largest salesforces in this industry segment and enables us to better serve this customer segment while also identifying new sales opportunities and gaining new business and customers; and
●	Wave and optical transport services – We began offering wave and optical transport services to our net-centric customers who require these high bandwidth services.

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

Expand our Off-net Corporate and Enterprise Internet Access and VPN Business. We have agreements with over 700 national and international carriers providing us last mile network access to over 6 million commercial buildings that are lit by fiber optic cable in the 56 countries we serve and that are not currently served by our network. We believe these agreements broaden our addressable market for corporate dedicated Internet access and private network services and enhances our competitive position through the ability to provide enterprise-wide connectivity for corporate customers. In order to take advantage of this large set of commercial buildings, we have developed an automated process to enable our salesforce to identify opportunities in the off-net market for dedicated Internet access and private network services and to quickly offer pricing proposals to potential customers. We continue to negotiate reduced pricing under our numerous carrier agreements that enable us to reduce our cost of off-net services, which enhances our competitive position in the marketplace.

Expand our Product Offerings to Include Wavelength and Optical Transport Services. In connection with our acquisition of the Sprint Business, we expanded our offerings of optical wavelength and optical transport services over our fiber network. We are selling these services to our existing customers, customers acquired with the Sprint Business and to new customers who require dedicated optical transport connectivity without the capital and ongoing expenses associated with owning and operating network infrastructure. We currently offer wavelength services in 657 data centers and intend to offer this service in approximately 800 data centers in the United States and Mexico by the end of 2024. We believe our wavelength service has the advantages of unique routes, ubiquitous service locations, faster provisioning times and lower prices.

Expand our Data Center Footprint. We currently operate 95 of our own data centers across the United States and Europe. As part of our acquisition of the Sprint Business, we acquired multiple Sprint facilities that previously housed Sprint equipment. We evaluated the suitability of these facilities for conversion to commercial data center space and began repurposing suitable facilities. Repurposing these facilities included removing unused, obsolete equipment and racks, and upgrading or installing new HVAC systems, uninterruptable power supplies (“UPS”), backup generators and fire suppression systems as well as other structural changes. By September 30, 2024, we had converted 43 former Sprint facilities. In connection with this conversion process we expect to decommission certain legacy Cogent data centers.

Increase our Leasing of IPv4 Address Space. We lease IPv4 address space to our customers, both on a standalone basis and as a complement to a customer’s Internet access services with us. We provide a small number of free IPv4 addresses to our dedicated Internet access customer as well. We currently own approximately 38 million IPv4 addresses, of which 9.9 million were recently acquired at the closing of the Sprint Business acquisition. We currently lease 12.9 million of our IPv4 addresses to our customers on contracts with service terms ranging from one month to five years. We intend to continue to lease IPv4 addresses to our customers as well as explore alternatives for monetizing our IPv4 address inventory.

Results of Operations

Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023

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

	Three Months Ended
	September 30,		Percent
	2024	2023	Change

	(in thousands)
Service revenue	$257,202	$275,429	(6.7)%
Network operations expenses (1)	161,552	173,594	(6.9)%
Selling, general, and administrative (“SG&A) expenses (2)	67,664	65,308	3.6%
Sprint acquisition costs	—	351	NM %
Depreciation and amortization expenses	85,815	86,734	(1.1)%
Reduction to gain on bargain purchase – Sprint Business	—	(3,332)	NM
Interest income – IP Transit Services Agreement	5,438	10,299	(22.6)%
Interest expense, including change in valuation interest rate swap agreement	26,877	29,023	(7.4)%
Income tax benefit	16,900	13,623	24.1%
(1)	Includes non-cash equity-based compensation expenses of $469 and $370 in the three months ended September 30, 2024 and 2023, respectively.
(2)	Includes non-cash equity-based compensation expenses of $7,406 and $7,041 in the three months ended September 30, 2024 and 2023, respectively.

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

Our service revenue decreased by 6.7% from the three months ended September 30, 2023 to the three months ended September 30, 2024. Exchange rates positively impacted our service revenue by $0.2 million. All foreign currency comparisons herein reflect results for the three months ended September 30, 2024 translated at the average foreign currency exchange rates for the three months ended September 30, 2023. Our total service revenue decreased from the cancellation of low margin and non-core customers we acquired with the Sprint Business, and a reduction in revenue under the CSA agreement with TMUSA, more than offsetting the growth in customers from expanding our network, adding additional buildings to our network, increasing our penetration into the buildings connected to our network and gaining market share by offering our services at lower prices than our competitors.

Revenue recognition standards include guidance relating to any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, gross receipts taxes, Universal Service Fund fees and certain state regulatory fees. We record these taxes billed to our customers on a gross basis (as service revenue and network operations expense) in our condensed consolidated statements of comprehensive income. The impact of these taxes including the Universal Service Fund resulted in an increase to our revenues of $5.2 million from the three months ended September 30, 2023 to the three months ended September 30, 2024.

	Three Months Ended
	September 30,		Percent
	2024	2023	Change
Other Operating Data
Revenue by Customer Type – (thousands)
Corporate	$116,244	$120,484	(3.5)%
Net-centric	91,873	94,936	(3.2)%
Enterprise	49,085	60,009	(6.6)%

Customer Connections by Customer Type - end of period
Corporate	47,613	55,045	(13.5)%
Net-centric	62,273	62,291	(0.0)%
Enterprise	16,447	20,689	(20.5)%

Revenue – by Network Connection Type – (thousands)
On-net	$130,485	$129,031	5.8%
Off-net	111,291	130,560	(14.8)%
Wavelength	5,287	2,992	76.7%
Non-core	4,139	12,846	(67.8)%

Customer Connections – by Network Connection Type - end of period
On-net	87,655	89,623	(0.7)%
Off-net	32,420	36,766	(12.2)%
Wavelength	1,041	449	131.8%
Non-core	5,217	11,187	(57.9)%

Average Revenue Per Unit (ARPU)
ARPU on-net	$520	$475	9.4%
ARPU off-net	1,138	1,156	(1.0)%
ARPU wavelength	1,964	2,312	(15.0)%
Average Price per Megabit installed base	0.23	0.30	(23.9)%

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

Revenues from our corporate, net-centric and enterprise customers represented 45.2%, 35.7% and 19.1% of total service revenue, respectively, for the three months ended September 30, 2024 and represented 43.7%, 34.5% and 21.8% of total service revenue, respectively, for the three months ended September 30, 2023.

Our revenue from our corporate customers decreased primarily due to cancellations of low margin and non-core corporate customers acquired with the Sprint Business. Our corporate customers take advantage of our superior speeds, greater aggregate throughput, service levels and installation times versus our competitors. The growing trend of customers installing second lines for redundancy in order to construct virtual private networks (“VPNs”) has also led to our ability to increase our corporate revenues. Beginning with and throughout the COVID-19 pandemic, we witnessed a deteriorating real estate market in and around the buildings we service in central business districts in North America. Because of the rising vacancy levels and falling lease initiations or renewals, we experienced a slowdown in new sales to our corporate customers, which negatively affected our corporate revenue results. During the three months ended September 30, 2024, we continued to see gradual declines in vacancy rates and rising office occupancy rates. In addition, we continued to see positive trends in our corporate business. As the option to fully or partially work from home becomes permanently established at many companies, our corporate customers are integrating some of the new applications that became part of the remote work environment, which benefits our corporate business as these customers upgrade their Internet access infrastructure to higher capacity connections. Further, if and when companies eventually return to the buildings in which we operate, we believe it will present an opportunity for increased sales. However, the exact timing and path of these positive trends remains uncertain.

Our revenue from our net-centric customers decreased primarily due to a reduction in the CSA with TMUSA offsetting growth in network traffic from our legacy net-centric customers and from net-centric customers acquired with the Sprint Business. Our net-centric customers purchase our services on a price per megabit basis. The net-centric market exhibits significant pricing pressure due to the continued introduction of new technology, which lowers the marginal cost of transmission and routing, and the commodity nature of the service where price is typically the only differentiating factor for these customers. Our average price per megabit of our installed base of customers decreased by 23.9% from the three months ended September 30, 2023 to the three months ended September 30, 2024. The impact of foreign exchange rates has a more significant impact on our net-centric revenues.

Our revenue from our enterprise customers decreased primarily due to a reduction from low-margin and non-core enterprise customers acquired with the Sprint Business. Service revenue classified as on-net revenue and enterprise revenue from a low margin resale customer acquired in connection with the Sprint Business was $1.7 million for the three months ended September 30, 2024 and $3.4 million for the three months ended September 30, 2023. The resale customer cancelled its service on July 31, 2024.

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

Revenues from our on - net, off - net, wavelength and non - core customers represented 53.0%, 43.3%, 2.1% and 1.6% of total service revenue, respectively, for the three months ended September 30, 2024 and represented 46.9%, 47.4%, 1.1% and 4.7% of total service revenue, respectively, for the three months ended September 30, 2023.

Our on-net revenues increased from the three months ended September 30, 2023 to the three months ended September 30, 2024 primarily from customers acquired with the Sprint Business and an increase in revenues from our legacy Cogent customers. Service revenue classified as on-net revenue and enterprise revenue from a low margin resale customer acquired in connection with the Sprint Business was $1.7 million for the three months ended September 30, 2024 and $3.4 million for the three months ended September 30, 2023. The resale customer cancelled its service on July 31, 2024.

Our off-net revenues decreased from the three months ended September 30, 2023 to the three months ended September 30, 2024 primarily from cancellations of low-margin off-net customers acquired with the Sprint Business.

In connection with our acquisition of the Sprint Business, we expanded our offerings of optical wavelength and optical transport services over our fiber network. Wavelength revenue was $5.3 million for the three months ended September 30, 2024 and $3.0 million for the three months ended September 30, 2023.

Our non-core revenues decreased from the three months ended September 30, 2023 to the three months ended September 30, 2024 from the cancellation of non-core revenues acquired in the Sprint Business. Non-core services are services, which we acquired and continue to support but do not actively sell.

Network Operations Expenses. Network operations expenses include the costs of personnel associated with service delivery, network management and customer support, network facilities costs, right - of - way fees, fiber and equipment maintenance fees, leased circuit costs, access and facilities fees paid to building owners and excise taxes billed to our customers and recorded on a gross basis. Non - cash equity - based compensation expense is included in network operations expenses consistent with the classification of the employee’s salary and other compensation. Our decrease in network operations expense is primarily attributable to our efforts to reduce the network operations costs related to our acquisition of the Sprint Business, including leased circuit costs and facilities costs.

Selling, General, and Administrative (“SG&A”) Expenses. Our SG&A expenses, including non - cash equity - based compensation expense, increased by 3.6% from the three months ended September 30, 2023 to the three months ended September 30, 2024. Non - cash equity - based compensation expense is included in SG&A expenses consistent with the classification of the employee’s salary and other compensation. SG&A expenses increased primarily from an increase in bad debt expense associated with the Sprint Business.

Acquisition-Related Costs. In connection with the Transaction and negotiation of the Purchase Agreement, we incurred cumulative professional fees, other acquisition related costs totaling $42.1 million, including $28.6 million of reimbursed severance costs. Such fees totaled $0.4 million for the three months ended September 30, 2023. There were no acquisition related costs recorded in the three months ended September 30, 2024.

Depreciation and Amortization Expenses. Our depreciation and amortization expense decreased by 1.1% primarily due to the depreciation expense associated assets acquired with the Sprint Business and an increase in deployed fixed assets offset by a change in estimated useful life for owned fiber acquired in the Sprint Business. Effective July 1, 2024, we changed our estimate of the useful life of our owned fiber to better reflect the estimated periods during which these assets will remain in service. The estimated useful life of the owned fiber that previously averaged 14 years was increased to an average of 40 years. The effect of this change in estimate on the three months ended September 30, 2024 was to reduce depreciation expense by $4.4 million.

Gain on Bargain Purchase. We accounted for the Transaction as a business combination. The identifiable assets acquired and liabilities assumed were recorded at their fair values as of the acquisition date. Assigning fair market values to the assets acquired and liabilities assumed at the date of an acquisition requires the use of significant judgment regarding estimates and assumptions. In the three months ended September 30, 2023 we reduced the gain on bargain purchase by $3.3 million. The total bargain purchase gain from the Transaction was $1.4 billion.

Interest Income - IP Transit Services Agreement. Under the IP Transit Services Agreement TMUSA will pay us an aggregate of $700.0 million, consisting of (i) $350.0 million in equal monthly installments during the first year after the Closing Date and (ii) $350.0 million in equal monthly installments over the subsequent 42 months. The IP Transit Services Agreement was recorded in connection with the Transaction at its discounted present value resulting in a discount of $79.6 million. The amortization of the discount resulted in interest income of $5.4 million for the three months ended September 30, 2024 and $10.3 million for the three months ended September 30, 2023.

Interest Expense. Our interest expense resulted from interest incurred on our $500.0 million aggregate principal amount of 3.50% Senior Secured Notes due 2026 that we issued in May 2021 (the “2026 Notes”), interest incurred on our $450.0 million aggregate principal amount of 7.00% Senior Unsecured Notes due 2027 that we issued in June 2022 (the “2027 Notes”), interest incurred on $206.0 million aggregate principal amount of 7.924% IPv4 secured notes that we issued in May 2024 (the “IPv4 Notes”), interest incurred on our $300.0 million aggregate principal amount of 7.00% Senior Unsecured Notes due 2027 that we issued in June 2024 (the “2027 Mirror Notes”) and interest on our Swap Agreement and interest incurred on our finance lease obligations.

As of September 30, 2024, the fair value of our Swap Agreement was a net liability of $29.9 million Changes in the valuation of the Swap Agreement are related changes in interest rates and are included in interest expense. Our interest expense decreased primarily due to the change in the valuation of the swap agreement offsetting the increase from the issuance of our IPv4 Notes in May 2024 and the issuance of our 2027 Mirror Notes in June 2024.

Income Tax Benefit. Our income tax benefit was $16.9 million for the three months ended September 30, 2024 and $13.6 million for the three months ended September 30, 2023. The change in our income tax benefit is primarily related to projected operating results related to the Sprint Business acquisition and the reversal of deferred tax liabilities acquired with the Sprint Business.

Buildings On-net. As of September 30, 2024 and 2023, we had a total of 3,424 and 3,257 on-net buildings connected to our network, respectively. The increase in our on-net buildings was a result of our disciplined network expansion program. We anticipate adding a similar number of buildings to our network for the next several years.

Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023

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

	Nine Months Ended
	September 30,		Percent
	2024	2023	Change

	(in thousands)
Service revenue	$783,813	$668,822	17.2%
Network operations expenses (1)	486,657	369,734	31.6%
Selling, general, and administrative (“SG&A) expenses (2)	212,706	194,046	9.6%
Sprint acquisition costs	21,407	1,490	NM
Depreciation and amortization expenses	230,747	164,403	40.4%
Gain on bargain purchase – Sprint Business	22,202	1,152,386	NM
Gain on lease termination	3,332	—	NM
Interest income – IP Transit Services Agreement	18,702	17,968	4.1%
Interest expense, including change in valuation of swap agreement	85,575	76,138	12.4%
Income tax benefit	43,881	33,599	30.6%
(1)	Includes non-cash equity-based compensation expenses of $1,204 and $750 in the nine months ended September 30, 2024 and 2023, respectively.
(2)	Includes non-cash equity-based compensation expenses of $17,186 and $19,491 in the nine months ended September 30, 2024 and 2023, respectively.

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

Our service revenue increased by 17.2% from the nine months ended September 30, 2023 to the nine months ended September 30, 2024. Exchange rates had a positive impact on our increase in service revenue by $0.2 million. All foreign currency comparisons herein reflect results for the nine months ended September 30, 2024 translated at the average foreign currency exchange rates for the nine months ended September 30, 2023. We increased our total service revenue by the acquisition of Sprint Business customers, expanding our network, adding additional buildings to our network, increasing our penetration into the buildings connected to our network and gaining market share by offering our services at lower prices than our competitors.

Revenue recognition standards include guidance relating to any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, gross receipts taxes, Universal Service Fund fees and certain state regulatory fees. We record these taxes billed to our customers on a gross basis (as service revenue and network operations expense) in our condensed consolidated statements of comprehensive income. The impact of these taxes including the Universal Service Fund resulted in an increase to our revenues of $29.7 million from the nine months ended September 30, 2023 to the nine months ended September 30, 2024.

	Nine Months Ended
	September 30,		Percent
	2024	2023	Change
Other Operating Data
Revenue by Customer Type – (thousands)
Corporate	$360,664	$317,108	13.7%
Net-centric	274,958	250,479	9.8%
Enterprise	149,191	101,235	46.4%

Customer Connections by Customer Type - End of Period
Corporate	47,613	55,045	(13.5)%
Net-centric	62,273	62,291	(0.0)%
Enterprise	16,447	20,689	(20.5)%

Revenue – by Network Connection Type – (thousands)
On-net	$415,865	$372,839	11.5%
Off-net	340,918	269,827	26.3%
Wavelength	12,230	4,577	167.2%
Non-core	14,800	21,580	(31.4)%

Customer Connections – by Network Connection Type - End of Period
On-net	87,655	89,623	(0.7)%
Off-net	32,420	36,766	(12.2)%
Wavelength	1,041	449	131.8%
Non-core	5,217	11,187	(57.9)%

Average Revenue Per Unit (ARPU)
ARPU - on-net	$525	$482	8.3%
ARPU - off-net	1,096	1,194	(7.7)%
ARPU - wavelength	1,597	2,266	(29.5)%
Average Price per Megabit — installed base	0.25	0.27	(10.4)%

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

Revenues from our corporate, net - centric and enterprise customers represented 46.0%, 35.1% and 18.9% of total service revenue, respectively, for the nine months ended September 30, 2024 and represented 47.4%, 37.5% and 15.1% of total service revenue, respectively, for the nine months ended September 30, 2023.

Our revenue from our corporate customers increased primarily due to corporate customers acquired with the Sprint Business. Our corporate customers take advantage of our superior speeds, greater aggregate throughput, service levels and installation times versus our competitors. The growing trend of customers installing second lines for redundancy in order to construct VPNs has also led to our ability to increase our corporate revenues. Beginning with and throughout the COVID-19 pandemic, we witnessed a deteriorating real estate market in and around the buildings we service in central business districts in North America. Because of the rising vacancy levels and falling lease initiations or renewals, we experienced a slowdown in new sales to our corporate customers, which negatively affected our corporate revenue results. During the nine months ended September 30, 2024, we continued to see gradual declines in vacancy rates and rising office occupancy rates. In addition, we continued to see positive trends in our corporate business. As the option to fully or partially work from home becomes permanently established at many companies, our corporate customers are integrating some of the new applications that became part of the remote work environment, which benefits our corporate business as these customers upgrade their Internet access infrastructure to higher capacity connections. Further, if and when companies eventually return to the buildings in which we operate, we believe it will present an opportunity for increased sales. However, the exact timing and path of these positive trends remains uncertain.

Our revenue from our net-centric customers increased primarily due to the net-centric customers acquired with the Sprint Business and growth in network traffic from our customers. Our net-centric customers purchase our services on a price per megabit basis. The net-centric market exhibits significant pricing pressure due to the continued introduction of new technology, which lowers the marginal cost of transmission and routing, and the commodity nature of the service where price is typically the only differentiating factor for these customers. Our average price per megabit of our installed base of customers decreased by 10.4% from the nine months ended September 30, 2023 to the nine months ended September 30, 2024. The impact of foreign exchange rates has a more significant impact on our net-centric revenues.

Our revenue from our enterprise customers increased primarily due to enterprise customers acquired with the Sprint Business. Service revenue classified as on-net revenue and enterprise revenue from a low margin resale customer acquired in connection with the Sprint Business was $11.9 million for the nine months ended September 30, 2024 and $8.5 million for the nine months ended September 30, 2023. The resale customer cancelled its service on July 31, 2024.

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

Revenues from our on-net, off-net, wavelength and non-core customers represented 53.0%, 43.5%, 1.6% and 1.9% of total service revenue, respectively, for the nine months ended September 30, 2024 and represented 55.7%, 40.3%, 0.7% and 3.2% of total service revenue, respectively, for the nine months ended September 30, 2023.

Our on-net revenues increased from the nine months ended September 30, 2023 to the nine months ended September 30, 2024 primarily from customers acquired with the Sprint Business. On-net revenue increased at a greater rate than on-net customer connections primarily due to an increase in our on-net ARPU from the nine months ended September 30, 2023 to the nine months ended September 30, 2024. ARPU is determined by dividing on-net revenue for the period by the average on-net customer connections for that period. Service revenue classified as on-net revenue and enterprise revenue from a low margin resale customer acquired in connection with the Sprint Business was $11.9 million for the nine months ended September 30, 2024 and $8.5 million for the nine months ended September 30, 2023. The resale customer cancelled its service on July 31, 2024.

Our off-net revenues increased from the nine months ended September 30, 2023 to the nine months ended September 30, 2024 from customers acquired with the Sprint Business.

In connection with our acquisition of the Sprint Business, we expanded our offerings of optical wavelength and optical transport services over our fiber network. Wavelength revenue was $12.2 million for the nine months ended September 30, 2024 and was $4.6 million for the nine months ended September 30, 2023.

Our non-core revenues decreased from the nine months ended September 30, 2023 to the nine months ended September 30, 2024 primarily from reductions in non-core revenues from customers acquired in the Sprint Business. Non-core services are services, which we acquired and continue to support but do not actively sell.

Network Operations Expenses. Network operations expenses include the costs of personnel associated with service delivery, network management and customer support, network facilities costs, right-of-way fees, fiber and equipment maintenance fees, leased circuit costs, access and facilities fees paid to building owners and excise taxes billed to our customers and recorded on a gross basis. Non-cash equity-based compensation expense is included in network operations expenses consistent with the classification of the employee’s salary and other compensation. Our increase in network operations expense is primarily attributable to an increase in costs related to our network and facilities expansion activities, an increase in network operations expense from our acquisition of the Sprint Business.

Selling, General, and Administrative (“SG&A”) Expenses. Our SG&A expenses, including non-cash equity-based compensation expense, increased by 9.6% from the nine months ended September 30, 2023 to the nine months ended September 30, 2024. Non-cash equity-based compensation expense is included in SG&A expenses consistent with the classification of the employee’s salary and other compensation. SG&A expenses increased primarily from an increase in salaries and benefits from 942 employees added to our headcount from our acquisition of the Sprint Business on the Closing Date and costs associated with the Sprint acquisition including TSA costs. Our total headcount was 1,908 at September 30, 2024 and 1,990 at September 30, 2023.

Acquisition-Related Costs. In connection with the Transaction and negotiation of the Purchase Agreement, we incurred professional fees, other acquisition related costs totaling $42.1 million, including $28.6 million of reimbursed severance costs. Such fees totaled $1.5 million for the nine months ended September 30, 2023 and $21.4 million for the nine months ended September 30, 2024.

Depreciation and Amortization Expenses. Our depreciation and amortization expense increased by 40.4% primarily due to the depreciation expense associated assets acquired with the Sprint Business and an increase in deployed fixed assets, partly offset by the impact of an increase in the estimated useful life for our owned fiber acquired with the Sprint Business. Effective July 1, 2024, we changed our estimate of the useful life of our owned fiber to better reflect the estimated periods during which these assets will remain in service. The estimated useful life of the owned fiber that previously averaged 14 years was increased to an average of 40 years. The effect of this change in estimate on the nine months ended September 30, 2024 was to reduce depreciation expense by $4.4 million.

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

Gain on Bargain Purchase. We accounted for our acquisition of the Sprint Business as a business combination. The identifiable assets acquired and liabilities assumed were recorded at their fair values as of the acquisition date. Assigning fair market values to the assets acquired and liabilities assumed at the date of an acquisition requires the use of significant judgment regarding estimates and assumptions. As of September 30, 2023, the fair value of the identifiable assets acquired was $1.5 billion (including amounts due under the IP Transit Services Agreement) and was in excess of the $1.0 billion liabilities assumed and the $0.6 billion net consideration to be received from the Seller resulting in a gain on bargain purchase of $1.2 billion. During the nine months ended September 30, 2024, we made certain adjustments to our estimates of the fair market value of the assets acquired and liabilities assumed resulting in increase to the gain on bargain purchase of $22.2 million for the nine months ended September 30, 2024. The total bargain purchase gain was from the Transaction was $1.4 billion.

Interest Income - IP Transit Services Agreement. Under the IP Transit Services Agreement, TMUSA will pay us an aggregate of $700.0 million, consisting of (i) $350.0 million in equal monthly installments during the first year after the Closing Date and (ii) $350.0 million in equal monthly installments over the subsequent 42 months. The IP Transit Services Agreement was recorded in connection with the Transaction at its discounted present value resulting in a discount of $79.6 million. The amortization of the discount resulted in interest income of $18.7 million for the nine months ended September 30, 2024 and $18.0 million for the nine months ended September 30, 2023.

Interest Expense. Our interest expense resulted from interest incurred on our 2026 Notes, interest incurred on our 2027 Notes, interest incurred on our 2027 Mirror Notes, interest incurred on our IPv4 Notes, interest on our Swap Agreement and interest incurred on our finance lease obligations.

As of September 30, 2024, the fair value of our Swap Agreement was a net liability of $29.9 million. Changes in the valuation of the Swap Agreement are related to semi-annual interest payments in May and November and changes in interest rates, and included in interest expense. Under the Swap Agreement settlement payment made in May 2023, we paid $9.5 million to the counterparty for a net cash interest cost of $9.5 million for the period from November 1, 2022 to April 30, 2023. Under the Swap Agreement settlement payment made in May 2024, we paid $12.1 million to the counterparty for a net cash interest cost of $12.1 million for the period from November 1, 2023 to April 30, 2024. Our interest expense increased primarily due to the issuance of our IPv4 Notes in May 2024 and the issuance of our 2027 Mirror Notes in June 2024.

Income Tax Benefit. Our income tax benefit was $43.9 million for the nine months ended September 30, 2024 and $33.6 million for the nine months ended September 30, 2023. The change in our income tax benefit is primarily related to projected operating results related to the Sprint Business acquisition and the reversal of deferred tax liabilities acquired with the Sprint Business.

Buildings On-net. As of September 30, 2024, and 2023, we had a total of 3,424 and 3,257 on-net buildings connected to our network, respectively. The increase in our on-net buildings was a result of our disciplined network expansion program. We anticipate adding a similar number of buildings to our network for the next several years.

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

Under the IP Transit Services Agreement, TMUSA will pay us an aggregate of $700.0 million, consisting of (i) $350.0 million in equal monthly installments of $29.2 million per month during the first year after the Closing Date and (ii) $350.0 million in equal monthly installments of $8.3 million per month over the subsequent 42 months. Through September 30, 2024, we received monthly payments totaling $383.3 million under the IP Transit Services Agreement, reflected as cash flows from investing activities in our consolidated statements of cash flows. As our business has grown as a result of an increasing customer base, the Transaction, broader geographic coverage and increased traffic on our network, we have historically produced a growing level of cash provided by operating activities. Since we closed the Transaction we have experienced a reduction of cash provided by operating activities from the impact of the Transaction. The cash received from the IP Transit Services Agreement was designed to offset operating losses associated with the Sprint Business. Increasing our cash provided by operating activities is, in part, dependent upon our ability to reduce the operating costs of the Sprint Business while retaining its revenue, expanding our geographic footprint and increasing our network capacity.

During the first nine months of 2024, we have received a total of $179.2 million under the IP Transit Services Agreement. During the remainder of 2024 we expect to receive a total of $25.0 million under the monthly payments under the IP Transit Services Agreement. This includes three monthly payments of $8.3 million each. Increasing our cash provided by operating activities is, in part, dependent upon our ability to reduce the operating costs of the Sprint Business while retaining its revenue.

Issuance of $300.0 Million Principal Amount of 2027 Mirror Notes

On June 11, 2024, Cogent Communications Group, LLC (“Group”) and Cogent Finance, Inc. (the “Co – Issuer” and, together with Group, the “Issuers”), two wholly owned subsidiaries of Cogent Communications Holdings, Inc. (“Holdings”), completed the offering of our 2027 Mirror Notes for issuance in a private placement not registered under the U.S. Securities Act of 1933, as amended (the “Securities Act”). The 2027 Mirror Notes were offered and sold only to persons reasonably believed to be qualified institutional buyers in an unregistered offering pursuant to Rule 144A under the Securities Act and to certain non - U.S. persons in transactions outside the United States in compliance with Regulation S under the Securities Act. The 2027 Mirror Notes have the same maturity date and call protection, bear interest at the same rate and otherwise have substantially the same terms as our 2027 Notes; however, the 2027 Mirror Notes are not fungible (from a trading or tax perspective) with the 2027 Notes and are a separate series of notes from the 2027 Notes.

The 2027 Mirror Notes were issued at a price equal to 98.50% of their face value. The net proceeds from the offering were approximately $291.9 million after deducting the discount and offering expenses. We used $114.6 million of the net proceeds from the offering to exercise a contractual option to prepay in full in June 2024 an existing indefeasible right-of-use agreement consisting of 31 remaining monthly recurring payments of $4.2 million, at a 12.0% discounted rate. We expect to use the remainder of the net proceeds for general corporate purposes and/or to make special or recurring dividends to Holdings.

The 2027 Mirror Notes were issued pursuant to, and are governed by, an indenture, dated June 11, 2024 (the “2027 Mirror Notes Indenture”), among the Issuers, Holdings, the other guarantors named therein and Wilmington Trust, National Association, as trustee (the “2027 Notes Trustee”). The 2027 Mirror Notes are jointly and severally guaranteed (the “Guarantees”) on a senior unsecured basis by each of Group’s existing and future material domestic subsidiaries (other than the Co-Issuer), subject to certain exceptions (collectively, the “Subsidiary Guarantors”), and by Holdings (together with the Subsidiary Guarantors, the “Guarantors”). However, the Holdings is not subject to the covenants under the 2027 Mirror Notes Indenture. Under certain circumstances, the Guarantors may be released from these Guarantees without the consent of the holders of the 2027 Mirror Notes.

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

The 2027 Mirror Notes Indenture includes covenants that restrict Group and its restricted subsidiaries’ (including the Co-Issuer’s) ability to, among other things: incur indebtedness; issue certain preferred stock or similar equity securities; pay dividends or make other distributions in respect of, or repurchase or redeem, capital stock; make certain investments and other restricted payments, such as prepayment, redemption or repurchase of certain indebtedness; create liens; consolidate, merge, sell or otherwise dispose of all or substantially all of the properties and assets of Group and its restricted subsidiaries taken as a whole; incur restrictions on the ability of a subsidiary to pay dividends or make other payments; or enter into transactions with affiliates. The covenants provide for certain exceptions to these restrictions, and Holdings is not subject to the covenants under the 2027 Mirror Notes Indenture. Certain covenants will cease to apply to the 2027 Mirror Notes if, and for so long as, the 2027 Mirror Notes have investment grade ratings from any two of Moody’s Investors Service, Inc., Fitch Ratings, Inc. and S&P Global Ratings, and so long as no default or event of default under the 2027 Mirror Notes Indenture has occurred and is continuing. Upon suspension of the covenants, the Guarantees will be released until such time as the covenants are no longer suspended.

The principal amount of the 2027 Mirror Notes would become immediately due and payable upon the occurrence of certain bankruptcy or insolvency events and may be declared immediately due and payable by the 2027 Notes Trustee or the holders of at least 25% of the aggregate principal amount of the then-outstanding 2027 Mirror Notes upon the occurrence of certain events of default under the 2027 Mirror Notes Indenture. Events of default include the following with respect to the Issuers’ and Group’s significant subsidiaries: (i) failure to pay principal, premium or interest at required times; (ii) failure to comply with any other agreements in the 2027 Mirror Notes Indenture; (iii) default on certain material indebtedness that is caused by a failure to make a payment within any applicable grace period when due at maturity or results in the acceleration of such indebtedness prior to its express maturity; (iv) failure to pay certain material judgments; (v) a Guarantee being held unenforceable or invalid or ceasing for any reason to be in full force and effect or a Guarantor denying or disaffirming its obligations under its Guarantee; and (vi) certain events of bankruptcy or insolvency.

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

The IPv4 Notes are subject to a series of covenants and restrictions customary for transactions of this type. These covenants and restrictions include (i) that the IPv4 Issuer maintains a liquidity reserve account to be used to make required payments in respect of the IPv4 Notes such amount considered restricted cash, (ii) provisions relating to optional and mandatory prepayments, including specified make - whole payments in the case of certain optional prepayments of the IPv4 Notes prior to the monthly payment date in May of 2028, (iii) certain indemnification payments in the event, among other things, that the transfers of the assets pledged as collateral for the IPv4 Notes are in stated ways defective or ineffective and (iv) covenants relating to recordkeeping, access to information and similar matters. As provided in the IPv4 Base Indenture, the IPv4 Notes are also subject to rapid amortization in the event of a failure to maintain a stated debt service coverage ratio as defined in the IPv4 Indenture. A rapid amortization may be cured if the debt service coverage ratio exceeds a certain threshold for a certain period of time, upon which cure, regular amortization, if any, will resume. In addition, if certain utilization thresholds are not met (i.e., the proportion of IP addresses that are leased to the total number of IP addresses owned by the IPv4 Issuer falls below certain thresholds), the IPv4 Issuer will be required to apply collections to the repayment of the IPv4 Notes and in certain circumstances, the noteholders will have the ability to direct a sale of the IP Address Assets, in whole or in part, pursuant to the terms set forth in the IPv4 Indenture. The IPv4 Notes are also subject to certain customary events of default, including events relating to non - payment of required interest, principal or other amounts due on or with respect to the IPv4 Notes, failure to comply with covenants within certain time frames, certain bankruptcy events, breaches of specified representations and warranties, failure of security interests to be effective and certain judgments.

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

Under our Swap Agreement, we pay the counterparty a semi - annual payment based upon overnight SOFR plus a contractual interest rate spread, and the counterparty pays us a semi - annual fixed 3.50% interest payment. These settlement payments are made in November and May of each year until the Swap Agreement expires in February 2026. As of September 30, 2024, $29.9 million of our cash and cash equivalents are restricted for use under our Swap Agreement. We have made a $31.8 million deposit with the counterparty to the Swap Agreement. If the fair value of the Swap Agreement exceeds a net liability of $31.8 million, we will be required to deposit additional funds with the counterparty equal to the net liability fair value. As of September 30, 2024, $29.9 million of the deposit was restricted and $1.9 million was unrestricted.

In June 2024, we elected to exercise a contractual option to prepay in full at a 12.0% discounted rate an IRU finance lease agreement between us and a vendor we assumed with the Sprint Business for $114.6 million. At the payment date, the present value of the IRU finance lease liability was $117.9 million and the remaining thirty-one $4.2 million monthly principal payments totaled $130.2 million. The prepayment resulted in a gain on lease termination of $3.3 million related to the difference between the book value of $117.9 million and the cash payment of $114.6 million. We are continuing to use the related IRU asset.

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

As of September 30, 2024, we had cash, cash equivalents and restricted cash of $316.1 million. The COVID-19 pandemic has not impacted our credit rating to date, nor do we believe that it has materially changed our cost of capital. We believe we are able to timely service our debt obligations and will not require any concessions to do so. We believe we will have access to additional capital from a variety of sources and the public capital markets for debt and equity.

Continued Impact of Changing Office Occupancy Rates

Since the onset of the COVID-19 pandemic in 2020, we have experienced certain corporate customers taking a more cautious approach to new configurations and upgrades as well as a reduction in demand for connecting smaller satellite offices as a result of the challenges and uncertainties of the remote work environment that resulted initially from the pandemic. We also witnessed a deteriorating real estate market in and around the buildings we service with rising vacancy levels and falling lease initiations or renewals which resulted in fewer sales opportunities for our salesforce and a reduction in VPN opportunities. As a result, we experienced a slowdown in new sales to our corporate customers which negatively impacted our corporate revenue growth.

During the three months ended September 30, 2024, we continued to see declining vacancy rates and rising office occupancy rates in certain markets in which we operate continuing a trend that began following the end of the pandemic. Other markets, particularly those in California and the Pacific Northwest, continue to see markedly higher vacancy rates. These higher vacancy rates may represent a long-term change in office attendance and occupancy rates. Despite this overall environment, we are seeing some positive trends in our corporate business. This was due partially to the increase in office occupancy rates and leasing activity in some markets but also to new demands for services from corporate customers. As the option to fully or partially work from home becomes permanently established at many companies, our corporate customers are integrating some of the new applications that became part of the remote work environment, which benefits our corporate business as these customers upgrade their Internet access infrastructure to higher capacity connections, and mitigates the overall impact of remote work policies on our corporate business. Further, if and when companies eventually return to the buildings in which we operate, whether as existing or new tenants, we believe it will present an opportunity for increased sales.

While we believe that demand for office space in the buildings in which we operate will remain among the strongest in the markets in which they are located, and that most employers will eventually require their employees to return to their offices on at least a hybrid basis, the timing and scope of a return to office, particularly in a number of key markets we serve, remains uncertain. In some markets, office occupancy rates may never return to pre-2020 levels. As a result, we may continue to experience increased customer turnover, fewer upgrades of existing customer configurations and fewer new tenant opportunities. These trends may negatively impact our revenue growth, cash flows and profitability.

Cash Flows

The following table sets forth our consolidated cash flows.

	Nine Months Ended September 30,
(in thousands)	2024	2023
Net cash (used in) provided by operating activities	$(23,177)	$66,043
Net cash provided by investing activities	42,596	16,607
Net cash provided by (used in) financing activities	181,068	(193,116)
Effect of exchange rates changes on cash	1,824	626
Net increase (decrease) in cash and cash equivalents and restricted cash	$202,311	$(109,840)

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

During the nine months ended September 30, 2024, and 2023 we were billed $26.3 million and $218.0 million, respectively, under the TSA, primarily for reimbursement at cost of payments to vendors of the Sprint Business. During the nine months ended

September 30, 2024 we paid $91.9 million to the Seller under the TSA. During the nine months ended September 30, 2023 we paid $153.1 million to the seller under the TSA. As of September 30, 2024, we owed $1.6 million to the Seller under the TSA. Amounts due and paid to the Seller under the TSA resulted in $65.3 million of net cash used in operating activities for the nine months ended September 30, 2024. As of September 30, 2023, we owed $69.6 million to the Seller and the Seller owed us $16.8 million under the TSA. Amounts due to the Seller under the TSA contributed $69.6 million to net cash provided by operating activities for the nine months ended September 30, 2023.

Net Cash Provided by Investing Activities. Our primary use of cash for investing activities is for purchases of property and equipment. Purchases of property and equipment were $148.9 million and $86.0 million for the nine months ended September 30, 2024 and 2023, respectively. The changes in purchases of property and equipment were primarily due to the timing and scope of our network expansion activities including geographic expansion, purchases related to our acquisition of the Sprint Business, costs associated with providing wave services, conversion costs related to acquired data centers and adding buildings to our network.

On the Closing Date, we entered into the IP Transit Services Agreement pursuant to which TMUSA will pay us an aggregate of $700.0 million, consisting of (i) $350.0 million in equal monthly installments during the first year after the Closing Date and (ii) $350.0 million in equal monthly installments over the subsequent 42 months. During the nine months ended September 30, 2024 we were paid $179.2 million under the IP Transit Services Agreement. During the nine months ended September 30, 2023, we were paid $116.7 million under the IP Transit Services Agreement. In the nine months ended September 30, 2023, we paid $61.1 million, net of $47.1 million of cash acquired, for a net total of $14.0 million paid for our acquisition of the Sprint Business.

Net Cash Provided By (Used In) Financing Activities. Our primary uses of cash for financing activities are for dividend payments, purchases of our common stock and principal payments under our finance lease obligations. Our primary sources of cash for financing activities are issuances of note obligations. During the nine months ended September 30, 2024 and 2023 we paid $141.0 million and $135.4 million for our quarterly dividend payments, respectively. Our quarterly dividend payments have increased due to increases in our quarterly dividend per share amounts. Principal payments under our finance lease obligations were $161.2 million and $58.5 million for the nine months ended September 30, 2024 and 2023, respectively. In June 2024, we elected to exercise a contractual option to prepay in full at a 12.0% discounted rate an IRU finance lease agreement between a us and a vendor we assumed with the Sprint Business for $114.6 million. At the payment date, the present value of the IRU finance lease liability was $117.9 million and the remaining thirty-one $4.2 million monthly principal payments totaled $130.2 million. The prepayment resulted in a gain on lease termination of $3.3 million related to the difference between the book value and the cash payment. The other changes in our principal payments under our finance lease obligations were primarily due to the timing and extent of our network expansion activities including geographic expansion, purchases related to our acquisition of the Sprint Business purchases associated with providing wave services and adding buildings to our network. During the nine months ended September 30, 2024 we purchased 153,322 shares of our common stock for $8.0 million. There were no purchases of our common stock in the nine months ended September 30, 2023.

We completed a series of debt issuances in the nine months ended September 30, 2024.

On May 2, 2024, we issued $206.0 million aggregate principal amount of our IPv4 Notes, with an anticipated term ending in May 2029. The net proceeds from the offering, after debt offering costs, were $198.4 million and are expected to be used for general corporate purposes. Interest on the IPv4 Notes is paid on a monthly basis. From and after May 2029, principal payments will also be required to be made on the IPv4 Notes on a monthly basis. No principal payments will be due on the IPv4 Notes prior to May 2029, unless certain rapid amortization or acceleration triggers are activated.

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

Cash Position and Indebtedness

At September 30, 2024, our total indebtedness, at par, was $1.9 billion and our total cash, cash equivalents and restricted cash ($36.9 million) was $316.1 million. Our total indebtedness at September 30, 2024 includes $482.6 million of finance lease obligations for dark fiber under long-term IRU agreements.

Summarized Financial Information of Holdings

Neither Holdings nor any of its subsidiaries that is not also a subsidiary of Group is a “Restricted Subsidiary” as defined under the indentures governing our 2026 Notes, our 2027 Notes or our 2027 Mirror Notes (the “Indentures”). Holdings is a guarantor under these notes, but none of its subsidiaries that is not also a subsidiary of Group is a guarantor under these notes. Under the Indentures, we are required to disclose certain reasonably related information of Holdings and its subsidiaries that is not attributable to Group and its subsidiaries, relating to Holdings’ assets, liabilities and operating results (“Holdings Financial Information”). The Holdings Financial Information as of and for the three and nine months ended September 30, 2024 is detailed below (in thousands):

As of September 30, 2024
Cash and cash equivalents	$42,314
Restricted cash	6,956
Accounts receivable, net	6,250
Other current assets	27,382
Total current assets	82,902
Property and equipment, net	390,948
Right-of-use leased assets	7,719
Intangible assets, net	460
Due from T-Mobile - Purchase Agreement	21,943
Total assets	$503,972

Accounts payable	$3,025
Accrued and other liabilities	25,622
Due to T-Mobile – TSA	1,570
Operating lease liabilities, current maturities	42,288
Total current liabilities	72,505
Operating lease liabilities	182,099
Unfavorable lease liabilities	96,722
Due to Cogent Communications LLC	483,763
Senior secured IPv4 Notes	198,984
Deferred income tax liabilities	420,369
Other long-term liabilities	28,389
Total liabilities	1,482,831
Total stockholders’ deficit	(978,859)
Total liabilities and stockholders’ deficit	$503,972

Three Months Ended
September 30, 2024
Service revenue	$10,272
Operating expenses:
Network operations	8,106
Selling, general, and administrative	(14,294)
Equity-based compensation expense	8,757
Depreciation and amortization	50,823
Total operating expenses	53,392
Operating loss	(43,120)
Interest expense	(4,434)
Interest income - Purchase Agreement	409
Interest income and other, net	(2,112)
Net loss	$(49,257)

Nine Months Ended
September 30, 2024
Service revenue	$17,646
Operating expenses:
Network operations	68,274
Selling, general, and administrative	37,972
Equity-based compensation expense	20,671
Depreciation and amortization	132,071
Total operating expenses	258,988
Operating loss	(241,342)
Interest expense	(11,368)
Gain on lease termination	3,332
Gain on bargain purchase – Sprint Business	22,202
Interest income – Purchase Agreement	331
Interest income and other, net	(1,180)
Net loss	$(228,025)

Common Stock Buyback Program

Our Board of Directors has approved purchases of shares of our common stock under a buyback program (the “Buyback Program”). During the nine months ended September 30, 2024, we purchased 153,322 shares of our common stock for $8.0 million. There were no purchases of our common stock in the three and nine months ended September 30, 2023. As of September 30, 2024, there was a total of $22.4 million available under the Buyback Program that is authorized to continue through December 31, 2025.

Dividends on Common Stock and Return of Capital Program

On November 6, 2024, our Board of Directors approved the payment of our quarterly dividend of $0.995 per common share. This estimated $47.2 million dividend payment is expected to be made on December 6, 2024.

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

Critical Accounting Estimates

Management believes that as of September 30, 2024, there have been no material changes to our critical accounting policies and significant estimates from those listed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2023.

ITEM 3.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management believes that as of September 30, 2024, there have been no material changes to our exposures to market risk from those disclosed in Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of our annual report on Form 10-K for the year ended December 31, 2023.

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

ITEM 1A.            RISK FACTORS

Management believes that as of September 30, 2024, there have been no material changes to our risk factors from those disclosed in Item 1A “Risk Factors,” of our annual report on Form 10-K for the year ended December 31, 2023, except as noted below.

We have substantial debt, which we may not be able to repay when due.

Our total indebtedness, at par, at September 30, 2024 was $1.9 billion and includes $500.0 million of our 2026 Notes, $450.0 million of our 2027 Notes, $300.0 million of our 2027 Mirror Notes and $206.0 million of our IPv4 Notes. The 2026 Notes are due in March 2026 and require interest payments of $17.5 million per year, the 2027 Notes are due in June 2027 and require interest payments of $31.5 million per year, and the 2027 Mirror Notes are due in June 2027 and require interest payments of $21.0 million per year, each paid semi-annually. The IPv4 Notes are effectively due in May 2029 and require monthly interest payments of $16.3 million per year (which amount increases if the IPv4 Notes are not repaid prior to May 2029). All of our noteholders have the right to be paid the principal and any applicable premium upon an event of default and upon certain designated events, such as certain changes of control. Our total indebtedness at September 30, 2024 includes $482.6 million of finance lease obligations for dark fiber primarily under 15 to 42-year IRUs. Our total indebtedness at September 30, 2024 excludes $326.8 million of operating lease liabilities, which were required to be recorded as right-to-use assets and operating lease liabilities. The amount of our IRU finance lease obligations may be impacted due to our expansion activities, the timing of payments and fluctuations in foreign currency rates.

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

ITEM 2.              UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Board of Directors authorized a plan to permit the repurchase our common stock in negotiated and open market transactions through December 31, 2025. As of September 30, 2024, $22.4 million remained available for such negotiated and open market transactions concerning our common stock. We may purchase shares from time to time depending on market, economic, and other factors. There were no purchases of our common stock during the third quarter of 2024 made pursuant to this authorization.

ITEM 5.              OTHER INFORMATION

During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6.              EXHIBITS.

(a)	Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer (furnished herewith)
32.2	Certification of Chief Financial Officer (furnished herewith)
101.1

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Comprehensive Income (Loss), (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (filed herewith).

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the iXBRL document).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 7, 2024	COGENT COMMUNICATIONS HOLDINGS, INC.

	By:	/s/ David Schaeffer
		Name:	David Schaeffer
		Title:	Chief Executive Officer

Date: November 7, 2024	By:	/s/ Thaddeus G. Weed
		Name:	Thaddeus G. Weed