Form 10-K
period 2024-12-31
COGENT COMMUNICATIONS HOLDINGS, INC.
filed 2025-02-28
CIK 1158324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2024
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

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing price of $56.44 per share on June 28, 2024 as reported by the NASDAQ Global Select Market was approximately $2.5 billion.

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of January 31, 2025 was 49,325,993

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement on Schedule 14A for the registrant’s 2025 annual stockholders meeting are incorporated by reference in Part III of this Form 10-K.

COGENT COMMUNICATIONS HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2024

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

PART I

ITEM 1. BUSINESS

Description of business

We are a facilities-based provider of low-cost, high-speed Internet access, private network services, optical wavelength and optical transport services and data center colocation space and power. Our network is specifically designed and optimized to transmit packet-routed data. We deliver our services primarily to businesses, large and small, communications service providers and other bandwidth-intensive organizations in 56 countries across North America, Europe, South America, Oceania and Africa. We are a Delaware corporation and headquartered in Washington, DC.

We offer on-net Internet access services exclusively through our own facilities, which run from our network to our customers’ premises. We offer our on-net services to customers located in buildings that are physically connected to our network. As a result, we are not dependent on local telephone companies or cable TV companies to serve our customers for our on-net Internet access and private network services. Our on-net service consists of high-speed Internet access and private network services offered at speeds ranging from 100 megabits per second to 400 gigabits per second.

We provide our on-net Internet access and private network services to our corporate, net-centric and enterprise customers. Our corporate customers are located in multi-tenant office buildings that typically include law firms, financial services firms, advertising and marketing firms, as well as health care providers, educational institutions and other professional services businesses. Our net-centric customers include bandwidth-intensive users that leverage our network either to deliver content to end users or to provide access to residential or commercial Internet users. Content delivery customers include over the top media service providers, content delivery networks, web hosting companies, and commercial content and application software providers. Our net-centric customers include access networks comprised of other internet service providers (“ISP’s”), telephone companies, mobile phone operators and cable television companies that collectively provide internet access to a substantial number of broadband subscribers and mobile phone subscribers across the world. These net-centric customers generally receive our services in carrier neutral colocation facilities and in our own data centers. We operate data centers throughout North America and Europe that allow our customers to collocate their equipment and access our network. Additionally, the Sprint Business (as defined below) customers include a number of companies larger than our historical customer base. In connection with the acquisition of Sprint Communications, we expanded selling services to these larger “Enterprise” customers.

In addition to providing on-net services, we provide Internet access and private network services to customers that are not located in buildings directly connected to our network. We provide these off-net services primarily to corporate customers using other carriers’ circuits to provide the “last mile” portion of the link from the customers’ premises to our network. We also provide certain non-core services that resulted from acquisitions, including the acquisition of Sprint Communications (as discussed below). We continue to support but do not actively sell these non-core services.

In connection with our acquisition of Sprint Communications, we began to provide optical wavelength services and optical transport services over a network that is generally independent of our legacy IP network. We are selling these wavelength services to our existing customers, customers of Sprint Communications and to new customers who require dedicated optical transport connectivity without the capital and ongoing expenses associated with owning and operating network infrastructure.

Acquisition of the Sprint Business

On May 1, 2023 (the “Closing Date”), Cogent Infrastructure, Inc., (now Cogent Infrastructure, LLC), a Delaware corporation and our direct wholly owned subsidiary (the “Buyer” or “Cogent Infrastructure”), closed on its acquisition of the U.S. long-haul fiber network (including the non-U.S. extensions thereof) of Sprint Communications and its Subsidiaries (the “Sprint Business”) in accordance with the terms and conditions of the Membership Interest Purchase Agreement (the “Purchase Agreement”), dated September 6, 2022, by and among us, Sprint Communications LLC, a Kansas limited liability company (“Sprint Communications”) and an indirect wholly owned subsidiary of T-Mobile US, Inc., a Delaware corporation (“T-Mobile”), and Sprint LLC, a Delaware limited liability company and an indirect wholly owned subsidiary of T-Mobile (the “Seller”). On the Closing Date, we purchased from the Seller all of the issued and outstanding membership interests (the “Purchased Interests”) of Wireline Network Holdings LLC, a Delaware limited liability company that, following an internal restructuring and divisive merger, holds Sprint Communications’ assets and liabilities relating to the Sprint Business (such transactions contemplated by the Purchase Agreement, collectively, the “Transaction”).

Corporate Structure after the Closing Date

The Company operates through its two direct, wholly owned subsidiaries, Cogent Infrastructure and Cogent Communications Group, LLC (“Cogent Group”).

Cogent Infrastructure holds the Sprint Business operations. Following the Closing Date, Cogent Infrastructure, through its subsidiaries, owned, among other things, the Sprint Network (as defined below), consisting of approximately 20,800 route miles of owned fiber optic cable in the continental United States, a portfolio of owned and leased properties totaling approximately 1.9 million square feet, Sprint operating subsidiaries in over 30 countries worldwide, approximately 1,300 Sprint customers, both enterprise and net-centric, vendor and supply agreements and 9.9 million IPv4 addresses.

On May 2, 2024, Cogent IPv4 LLC (the “IPv4 Issuer”), a special-purpose, bankruptcy remote, indirect wholly owned subsidiary of the Company, issued $206.0 million aggregate principal amount of 7.924% IPv4 Notes (the “IPv4 Notes”), with an anticipated term ending in May 2029 (such anticipated repayment date, the “ARD”), in an offering exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”).

Cogent Group is the parent of Cogent Communications, LLC (formerly Cogent Communications, Inc.), which was our sole operating company prior to the Closing Date, and Cogent Group is the issuer of our $500.0 million of 3.50% senior secured notes due in May 2026 (“2026 Notes”) and our $750.0 million of 7.00% senior unsecured notes due in June 2027 of which $450.0 million were issued in June 2022 (“2027 Notes”) and $300.0 million were issued in June 2024 (“2027 Mirror Notes”). Cogent Group owns, among other things, our indefeasible-right-of-use (“IRU”) network, Cogent data centers, Cogent operating subsidiaries in 56 countries worldwide, our corporate and net-centric customer base and over 25 million IPv4 addresses. Cogent Group also receives payments due from T-Mobile for IP transit services in connection with the Transaction.

We have moved and may continue to move, to the extent permitted by and in compliance with the indentures governing our 2026 Notes, 2027 Notes, 2027 Mirror Notes and IPv4 Notes, certain assets and obligations between the companies owned by Cogent Infrastructure and Cogent Group to better align these assets and obligations with our business and operations and for general corporate purposes.

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

Low Cost of Operation: We believe that the wireline telecom industry is undergoing, and will continue to face, significant price deflation for its applications and services. This price deflation is a result of a variety of factors including increased competition, enhanced substitutability of certain products and services and the continued impact of Moore’s Law, which has driven down the cost of technology, particularly for fiber optic Wavelength Division Multiplexing equipment and optically interfaced routers. Faced with the backdrop of continued price deflation in our industry, we have made a series of discreet choices around our network design, operating strategy and product offerings that are consistent with our objective of becoming the low-cost operator in our industry. Since our initiation of operations, this strategy has resulted in a rapid decline in our cost to transmit bits, which has increased our margins and decreased our capital intensity as measured by our capital expenditures per total revenues. Important components of our low-cost operating strategy include:

●	One Network Protocol. Upon our founding, we selected to operate our network solely using Ethernet protocol. We made this selection in order to take advantage of the significantly greater installed base and lower cost of Ethernet network equipment versus other protocols, the substantially lower costs associated with operating and maintaining one network protocol and the continued benefits of the rapid price performance ratio improvements of Ethernet-related equipment. Our single network protocol allows us to avoid many of the costs that our competitors who operate circuit-switched, time-division multiplexing (“TDM”) and hybrid fiber coaxial networks incur related to provisioning, monitoring and maintaining multiple transport protocols. Selecting one operating protocol has positively impacted our operating overhead and the simplicity of our organization. We believe the vast majority of our competitors currently operate their networks with multiple protocols and we believe that attempts to upgrade their networks to one protocol would be operationally challenging and costly.

●	Our IP Network. We have acquired a large portfolio of dark fiber leases from 369 dark fiber vendors from around the world sourced from the excess inventory of existing networks. The nature of this portfolio and the individual leases provide us long-term access to dark fiber at attractive rates and, in many cases, the opportunity to extend these leases for multiple terms. On average, a modest number of our dark fiber leases come up for renewal each year. In addition, with our acquisition of the Sprint Business, we now own a nationwide domestic fiber network (the “Sprint Network”). Acquiring the Sprint Network allows us to capitalize on the benefits of owning network without significant upfront capital investment. The Sprint Network is mostly complementary to our existing leased dark fiber network, offers unique geographic routes and will allow us to reduce our reliance on leased dark fiber. This strategic combination of owned and leased dark fiber will help to ensure a robust and reliable network and enables us to connect via dark fiber to virtually any geographic route or facility we require on a long-term, cost-effective basis.
●	Optical Wave Network - Acquiring the Sprint Network has also allowed us to construct a wavelength network using the predominantly owned fiber. This enables us to expand our product offerings to include optical wavelength and optical transport services. We are selling these services to our existing customers, customers acquired with the Sprint Business and to new customers who require dedicated optical transport connectivity without the capital and ongoing expenses associated with owning and operating network infrastructure. As of December 31, 2024, we offered this service in 808 data centers in the United States, Mexico and Canada. We believe our wavelength service has the advantages of unique routes, ubiquitous service locations, faster provisioning times and lower prices.
●	Narrow and Focused Product Set. Since our founding, we have strategically focused on delivering a very narrow product set to our customers. The vast majority of our revenue is driven by or related to our high-capacity, bi-directional, symmetric Internet access services which can be accessed on-net in multi-tenant office buildings (“MTOBs”) and carrier neutral data centers (“CNDCs”) or off-net through other carriers’ “last mile” connections to customer facilities. The addition of optical wave and optical transport services, our direct, VPN connection to cloud providers services and our decision to continue to support MPLS virtual private network (“VPN”) services for our acquired customers are consistent with this strategy. Consistent with this strategy, we have pared, and continue to pare, non-core services acquired with the Sprint Business. There are significant cost advantages because of this narrow product set. We believe that the relative size of our salesforce training, support and overhead is lower than comparable telecom providers that tend to offer a broader, one-stop shop product set to their client base.
●	Scalable Network Equipment and Hub Configurations. We have begun the process of building two distinct networks: a network optimized for our historical IP-based Internet services and a network optimized for optical wave (optical transport services). The operation of two separate networks, however, has not altered our primary reliance on two sets of equipment for operation, nor has the addition of optical waves (optical transport services) to our product set altered this equipment configuration. In order to further scale our operating leverage, we have systematically reused older equipment in less dense portions of our network. Due to interoperability between the generations of products, we are able to transfer older equipment from our core, high-traffic areas to less congested portions of our network. The result of this dynamic grooming process is that we are able to utilize our equipment for materially longer periods than our competitors, thereby reducing our capital investment in our network. We design and build all of our network hubs, points of presence, and data centers to the same standards and configurations. his replication strategy provides us scale benefits in equipment purchases, training, and maintenance.

Greater Control and Superior Delivery. Our on-net service does not rely on circuits that must be provisioned by a third-party carrier. In our on-net MTOBs, we provide our customers the entire network, including the “last mile” and the in-building fiber optic connections to our customer’s suite. In our CNDCs, we are collocated with our customers. As a result, only a cross-connection within the data center is required to provide our services to our customers, including our newer optical wave and optical transport offerings. The structure of our on-net service provides us with more control over our service, quality and pricing. It also allows us to provision services more quickly and efficiently than provisioning services on a third-party carrier network. The vast majority of our on-net Internet and VPN services can be installed in less than two weeks, which is materially faster than the installation times for some of our incumbent competitors.

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

Large Addressable Market. We have systematically evaluated and chosen our network extensions to buildings, data centers and markets based upon a rigorous set of criteria to evaluate the economic opportunity of network locations. Additional factors relevant to our pursuit of new buildings include the willingness of building owners to grant us access rights, the availability of optical fiber networks to serve those buildings, the costs to connect buildings to our network and equipment availability. We have also begun to evaluate the sustainability of new locations by evaluating the LEED Green Rating of Buildings, the potential to source renewable energy at locations and the potential impact of climate change on a location including proximity to water and the risk of flooding. Our network is connected to 3,453 total buildings located in 264 metropolitan markets globally. These buildings include 1,871 large MTOBs (totaling over 1.0 billion square feet of office space) in major North American cities where we offer our services to a diverse set of high-quality corporate customers within close physical proximity of each other. These buildings also include 1,646 CNDCs located in 1,478 buildings in North America, Europe, South America, Oceania and Africa where our net-centric customers directly interconnect with our network and 55 Cogent edge data centers. We also operate 104 of our own data centers 48 of which were converted from facilities acquired with the Sprint Business) across the United States and in Europe, which comprise over 1.9 million square feet of floor space, offer 177 MW of power and are directly connected to our network. We believe that these network points of presence strategically position our network to attract high levels of Internet traffic and maximize our revenue opportunities and profitability.

Balanced, High-Traffic IP Network. Since its inception, our network has grown significantly in terms of its geographic reach, customer connections, and traffic. We currently serve 8,250 access networks as well as numerous large and small content providers and 47,371 corporate customer connections and 14,776 enterprise customer connections. Because of these bases of customers who distribute (content providers) and receive (access networks) content on our network, we believe that the majority of all the traffic remains “on-net” by both originating and terminating on our network. This control of traffic is an important differentiator as it increases our service reliability and speed of traffic delivery. The increasing share of traffic delivered from content providers to access networks also enhances our margins as we are compensated by both the originating customer and the terminating customer. The breadth of our network, extensive size of our customer base, and the volume of our traffic enables us to be one of a handful of Tier 1 networks that are interconnected on a settlement-free basis. This Tier 1 network peering status broadens our geographic delivery capability and materially reduces our network costs.

Proven and Experienced Management Team. Our senior management team is composed of seasoned executives with extensive expertise in the telecommunications industry as well as knowledge of the markets in which we operate. The members of our senior management team have an average of over 20 years of experience in the telecommunications industry and many have been working together at the Company for several years. Several members of the senior management team have been working together at the Company since 2000. Our senior management team has designed and built our network and, during our formative years, led the integration of network assets we acquired through 13 significant acquisitions prior to our acquisition of the Sprint Business and managed the expansion and growth of our business. A number of the members of senior management who joined us as part of our acquisition of the Sprint Business have similar experience and tenure in both the telecommunications industry and at the Sprint Business. We anticipate that our management team will successfully manage the integration of the Sprint Business into our current operations.

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

Expand our Business with Enterprise Customers. With our acquisition of the Sprint Business, we acquired a number of larger enterprise customers. While we are in the process of terminating certain non-core services to these customers at the end of their current term, we have continued to provide our core services to enterprise customers and elected to provide MPLS based VPN as well as VPLS services, a new service for the Company, as well. We have not previously focused our sales efforts on larger enterprise customers. Since the acquisition of the Sprint Business, we have formed dedicated sales teams who are tasked with preserving existing business with and seeking new sales from enterprise customers.

Increase our Share of the Net-Centric Market. We are currently one of the leading providers of high-speed internet access to a variety of content providers and access networks across the world. We intend to further load our high-capacity network as a result of the growing demand for high-speed Internet access generated by these types of bandwidth-intensive applications such as over-the-top media services, online gaming, video, Internet of Things, voice over IP, remote data storage, and other services. We expect that we will continue to grow our shares of these segments by offering our customers a series of attractive features including:

●	Geographic breadth – We have one of the broadest CNDC footprints in the industry and currently offer network services in 56 countries – as net-centric customers seek a more international audience this footprint is a significant advantage;
●	High capacity and reliability – We offer 100 Mbps to 100 Gbps ports in all of the CNDCs and 400 Gbps in selected locations on our network, which differentiates the capacity choices we provide our net-centric clients;
●	Balanced customer base for IP services – Our leading share of content providers and access networks increases the amount of traffic that originates and terminates on our network thereby reducing latency and enhancing reliability;
●	Large and dedicated salesforce – Our team of net-centric sales professionals is one of the largest salesforces in this industry segment and enables us to better serve this customer segment while also identifying new sales opportunities and gaining new business and customers; and
●	Wave (optical transport services) – We began offering wave (optical transport services) to our net-centric customers who require these high bandwidth dedicated point-to-point services.

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

Expand our Off-net Corporate and Enterprise Internet Access and VPN Business. We have agreements with over 700 national and international carriers providing us last mile network access to over 6 million commercial buildings that are lit by fiber optic cable in the countries we serve and that are not currently served by our network. We believe these agreements broaden our addressable market for corporate dedicated Internet access and private network services and enhances our competitive position through the ability to provide enterprise-wide connectivity for corporate customers. In order to take advantage of this large set of commercial buildings, we have developed an automated process to enable our salesforce to identify opportunities in the off-net market for dedicated Internet access and private network services and to quickly offer pricing proposals to potential customers. We continue to negotiate reduced pricing under our numerous carrier agreements that enable us to reduce our cost of off-net services, which enhances our competitive position in the marketplace.

Expand our Product Offerings to Include Wavelength - Optical Transport Services. In connection with our acquisition of the Sprint Business, we expanded our offerings of optical wavelength - optical transport services over our fiber network. We are selling these services to our existing customers, customers acquired with the Sprint Business and to new customers who require dedicated optical transport connectivity without the capital and ongoing expenses associated with owning and operating network infrastructure. We currently offer wavelength services in 808 data centers in the United States, Mexico and Canada. We believe our wavelength service has the advantages of unique routes, ubiquitous service locations, faster provisioning times and lower prices.

Expand our Data Center Footprint. We currently operate 104 of our own data centers across the United States and Europe. As part of our acquisition of the Sprint Business, we acquired multiple Sprint facilities that previously housed Sprint equipment. We evaluated the suitability of these facilities for conversion to commercial data center space and began repurposing suitable facilities. Repurposing these facilities included removing unused, obsolete equipment and racks, and upgrading or installing new HVAC systems, uninterruptable power supplies (“UPS”), backup generators and fire suppression systems as well as other structural changes. By December 31, 2024, we had converted the former Sprint facilities into 48 Cogent data centers and 55 Cogent edge data centers. In connection with this conversion process, we expect to decommission certain legacy Cogent data centers.

Increase our Leasing of IPv4 Address Space. We lease IPv4 address space to our customers, both on a standalone basis and as a complement to a customer’s Internet access services with us. We provide a small number of free IPv4 addresses to our dedicated Internet access customers as well. We currently own approximately 38 million IPv4 addresses, of which 9.9 million were recently acquired at the closing of the Sprint Business acquisition. We currently lease 13.0 million of our IPv4 addresses to our customers on contracts with service terms ranging from one month to five years. We intend to continue to lease IPv4 addresses to our customers as well as explore alternatives for monetizing our IPv4 address inventory.

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

Our network is comprised of 3,453 on-net buildings and we serve 264 metropolitan markets in North America, Europe South America, Oceania and Africa. Important strategic components of our network include:

●	1,871 MTOBs strategically located in commercial business districts;
●	1,646 CNDCs located in 1,478 buildings offering our customers the largest portfolio of CNDCs of any carrier;
●	104 Cogent Data Centers;
●	808 wave enabled CNDC’s;
●	55 Cogent edge data centers;
●	1,132 intra-city IP networks, or rings, and 203 metro wave rings, consisting of 87,678 fiber miles and 29,802 fiber route miles;
●	an inter-city network of 79,621 terrestrial fiber route miles; and
●	320 high-capacity transoceanic circuits that connect the North American, European, South American, Oceanic and African portions of our network.

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

Inter-city Network.

Our inter-city network consists of optical fiber, including transoceanic capacity circuits for undersea portions, connecting major cities in North America, Europe, South America, Oceania and Africa. Our inter-city network is comprised of the approximately 19,000-mile inter-city portion of the Sprint Network and long-term, leased strands of optical fiber, typically two to four, out of the multiple fibers owned from various dark fiber vendors. We install the optical and electronic equipment necessary to amplify, regenerate, and route the optical signals along this network. We maintain, repair, upgrade and replace the Sprint Network and we pay our dark fiber vendors our annual pro rata fees for these same services, often called “operation and maintenance” for the leased optical fiber. For both the owned and leased portions of our fiber network, we provide our own equipment maintenance.

Intra-city Networks.

In each metropolitan area in which we provide our high-speed on-net Internet access services, our backbone network is connected to one or more routers that are connected to one or more of our metropolitan optical networks. Our intra-city networks are a combination of the 1,300 miles of owned Sprint Network and our IRU rights to use optical fiber that we obtained from carriers with optical fiber networks in those cities. These metropolitan networks consist of optical fiber that runs from the central router in a market into routers located in our on-net buildings. Our metropolitan fiber runs in a ring architecture, which provides redundancy so that if the fiber is cut, data in our IP network can still be transmitted to the central router by directing traffic in the opposite direction around the ring. The router in the building provides the connection to each of our on-net customers.

Within the cities where we offer our off-net Internet access services, we lease lit circuits from telecommunications carriers, primarily local telephone companies and cable TV companies, to provide the “last mile” connection to our customer’s premises. Typically, these circuits are aggregated at various locations in those cities onto higher-capacity leased circuits that ultimately connect the local aggregation router to our network.

Multi-Tenant Office Buildings. We have network access to a portfolio of 1,871 MTOBs which provide us access to a highly attractive base of bandwidth intensive tenants. In MTOBs where we provide service to multiple tenants, we connect our routers to a cable typically containing 12 to 288 optical fiber strands that run from our equipment that is generally located in the basement of the building through the building riser to the customer location. Our service is initiated by connecting a fiber optic cable from our customer’s local area network in its suite to the infrastructure in the building riser giving our customer dedicated and secure access to our network using an Ethernet connection. We believe that Ethernet is the lowest cost network connection technology and is almost universally used for the local area networks that businesses operate.

Carrier Neutral Data Centers. Our network is collocated in and can provide connectivity to customers in 1,646 CNDCs located in 1,478 buildings across our footprint. CNDCs are an integral component of the Internet infrastructure where content providers, application service providers, carriers and corporate customers locate their server and service infrastructure. CNDCs offer highly reliable, secure, cost effective and convenient space for these operators to access important services including connectivity, power, rack space and security all on a 24-hour basis in order to support their Internet activities, and after our acquisition of the Sprint Business, wavelength services. We believe we are connected to more CNDCs than any other IP transit provider, enabling us to offer greater coverage, more network configuration choices and increased reliability for our net-centric customers. We operate an intra-city fiber network to CNDCs optimized for IP services and optical wavelength services in the US and Mexico.

Cogent Data Centers. We operate 104 data centers across the United States and in Europe. These facilities comprise over 1.9 million square feet of floor space with 177 MW of available power and are directly connected to our network. We also operate 55 Cogent edge data centers. Each location is equipped with secure access, UPS, and backup generators. Our customers typically purchase bandwidth, rack space, and power within these facilities.

Internetworking. The Internet is an aggregation of interconnected networks. Larger ISPs exchange traffic and interconnect their networks by means of direct private connections referred to as private peering. We interconnect with the networks of our customers, which represent the majority of our interconnections and network traffic, through the sale of our transit services. We currently interconnect with 8,250 networks that pay us to exchange traffic as our customers. We supplement our customer network interconnections with settlement-free peering to our non-customer tier one global ISPs. We have settlement-free private peering interconnections between our network and 23 other major ISPs who are not our customers.

Tier 1 ISP Status. We directly connect with 8,250 total networks. As a result of the size and breadth of our customer base and the extensive footprint and scale of our network, we are a Tier 1 ISP. We currently exchange traffic with 23 other Tier 1 ISPs on a settlement free basis. The remaining networks are customers whom we charge for Internet access. We believe our standing as a Tier 1 ISP provides us with a reputation for size, breadth and reliability. These relationships also reduce our cost of operating the network versus non-Tier 1 ISP peer networks who must compensate other networks in order to deliver a significant portion of their traffic.

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

Field Services. Our field services organization includes over 350 employees globally. The department facilitates the deployment, maintenance, and support of products or services in our data centers, network points of presence (“PoPs”), CNDCs and MTOBs. This department is responsible for on-site activities, ranging from initial installations and configurations to troubleshooting, repairs, and upgrades. Field Services is also responsible for deployment, repair and reconfiguration of the approximately 20,800 route miles of owned fiber optic cable comprising the Sprint Network.

Our Customers

We offer our services to three sets of customers: corporate customers, which primarily include small and medium-sized businesses located in North America, enterprise customers, and net-centric customers, which include, content providers, applications service providers and access networks, comprised of ISPs, cable operators, mobile operators and phone companies located in North America, Europe South America, Oceania and Africa.

Our corporate customers primarily purchase our services from us on-net in MTOBs and CNDCs or off-net through other carriers’ “last mile” connections to those customer facilities in metropolitan markets in North America. This service enables these customers to access the Internet with a high-speed, bi-directional, symmetric circuit with a high degree of reliability and 100% access to that contractual capacity at all times. Depending upon the geographic breadth of our customers’ footprint and their communications requirements, we also sell these corporate customers private network services. Private network services provide connectivity on a point to point or point to multi-point basis. This service allows customers to connect geographically dispersed local area networks in a seamless manner. We primarily offer these corporate customers speeds ranging from 100 Mbps per second to 1 Gbps per second and in some cases up to 10 Gbps per second. The continued growth in demand for increased bandwidth has led to a rapid shift towards higher capacity circuits.

We have agreements with multiple national, international and regional carriers providing us “last mile” network access to over 6 million buildings. We believe these agreements broaden our addressable market for corporate dedicated internet access, VPN services and/or MPLS and enable us to better leverage the skills and capacity of our direct salesforce. As our sales of off-net services have increased, the pricing in our carrier agreements has commensurately decreased in light of our increased volume.

Our net-centric customers purchase our services in our 1,646 CNDCs as well as our 104 data centers and 55 Cogent edge data centers for a total of 1,805 data centers. We support these services in 264 metropolitan markets in 56 countries across the world. These bandwidth intensive organizations typically purchase circuits ranging from 10 Gbps up to 400 Gbps, designed to provide them high-speed, bi-directional, symmetric circuits with a high degree of reliability and 100% access to the contractual capacity at all times. In addition to contractual capacity, certain net-centric customers also purchase metered service that enables customers to pay for actual volume of bits delivered on a per bit per second basis. We also offer a burst product that allows net-centric customers to utilize capacity when they exceed their contractual capacity. The per bit charge for this burst capacity typically exceeds the rate for contractual services. Overall, we believe that, on a per megabit basis, our service offering is one of the lowest priced in the marketplace. We also offer colocation services in our data centers. This service offers Internet access combined with rack space and power in our facilities, allowing the customer to locate a server or other equipment at that location and connect to our Internet access service. We currently offer wavelength services in 808 CNDCs, in the United States and Mexico.

We began to serve enterprise customers in connection with our acquisition of the Sprint Business. We define “enterprise” customers as large corporations (typically, Fortune 500 companies or companies with greater than $5 billion in annual revenue) running Wide Area Networks with several dozen to several hundred sites. Enterprise customers generally purchase dedicated internet access, MPLS based VPN’s and other services in on-net and off-net locations. Our enterprise customers generally purchase our services on a price-per-location basis.

We offer lower prices for longer term and volume commitments. We emphasize the sale of our on-net services over our off-net services, as on-net services generate higher gross margins, and we believe we can offer faster installation and greater reliability with our on-net offering

Our People – Human Capital Management

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

Workforce.

As of December 31, 2024, we had 1,916 employees located in 25 different countries in a variety of different roles. Approximately 88% of our employees are located in the United States, Canada and Mexico, 11% are located in Europe, 2% are located in Oceania and 0.2% in South America. As of December 31, 2024, 34% of our employees were quota-bearing sales representatives, 10% were in sales management or sales support roles and 56% were in operational or administrative functions. Unions represent 30 of our employees in France and 4 of our employees in Sweden. The employees of the Sprint Business that operate in Germany are governed by a works council. We believe that we have a satisfactory relationship with our employees.

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

Our sales and marketing organization comprises 45% of our employees and our sales representatives comprise 34% of our employees. For the year ended December 31, 2024, we averaged a 5.7% monthly churn rate within our sales representatives. This churn was caused primarily by failures to meet sales performance goals as well as departures precipitated, we believe, by our decision to require all employees to adhere to a full-time, in office work environment as well as a tightening labor market creating increased competition when hiring. During the year ended December 31, 2024, we hired 443 new sales representatives and ended the year with 650 sales representatives, a net decrease of 7 sales representatives from our total sales representatives at December 31, 2023. Our ability to recruit and retain all of our employees depends on a number of factors, including professional development, compensation and benefits, and employee engagement.

A total of 942 employees transitioned to the Company on the Closing Date in connection with the acquisition of the Sprint Business. From the Closing Date through December 31, 2024,624 of these employees remained - we terminated 151 of these employees and 167 voluntarily resigned after a material reduction in their job duties. We paid approximately $28.6 million in severance costs, to qualifying employees, in accordance with the terms of the Purchase Agreement. We were fully reimbursed for these severance costs by the Seller.

Professional Development. We recognize the importance of retaining our employees, and we continually strive to improve the performance of our personnel to reduce turnover. To that end, we have invested heavily in professional development as a means for improving performance.

As part of our commitment to professional development of our sales personnel, we established a sales training and enablement department that provides both online and in-person training. Our 15 regional learning managers and management development trainers are located around the world and are available for intensive, in-person group training as well as individual training with sales representatives who may need extra assistance. For the year ended December 31, 2024, our ratio of sales representatives with less than 12 months of tenure to regional learning managers was 20 to 1.

Our training group includes two additional trainers dedicated exclusively to training sales management, one trainer dedicated exclusively to our field services team, one technical trainer, one on-line curriculum trainer, one trainer dedicated to network operations and customer service, one trainer for customer care and three project managers. Our trainers also conduct training in our offices to learn new skills and reinforce existing skills.

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

Health and Safety. The health and safety of our employees is of utmost important to us, and we take all necessary precautions to safeguard our employees. While nearly all of our employees work solely in office environments, for our field personnel, we provide safety gear as appropriate given employee job duties. We also provide training to our field personnel in a variety of workplace safety topics. With respect to our decision to require all employees to work in an in-office environment, we continue to mandate that all employees in the United States and Canada, except those with legal exemptions, be vaccinated against the against the COVID-19 virus.

Sales and Marketing

Direct Sales. We employ a direct sales and marketing approach. As of December 31, 2024, our sales force included 843 full-time employees. Our quota-bearing sales force includes 650 employees with 347 employees focused primarily on the corporate market, 288 employees focused primarily on the net-centric market and 15 employees focused primarily on the enterprise market. As of December 31, 2023, our sales force included 847 full-time employees. Our quota-bearing sales force includes 657 employees with 374 employees focused primarily on the corporate market, 271 employees focused primarily on the net-centric market and 12 employees focused primarily on the enterprise market. Our sales personnel work through direct contact with potential customers in, or intending to locate in, our on-net buildings. Through agreements with building owners and CNDC operators, we are able to initiate and maintain personal contact with our customers by staging various promotional and social events in our MTOBs and CNDCs. Sales personnel are compensated with a base salary plus quota-based commissions and incentives. We use a customer relationship management system to efficiently track sales activity levels and sales productivity.

Indirect Sales. In 2024, we discontinued our indirect sales program, as we determined that it was not financially effective.

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

For the portions of our network that are leased under IRUs from providers, some of which compete with us, we do not have title to the dark fiber. We rely on the owner of this leased fiber to maintain the fiber. We also depend on third-party providers, some of which compete with us, to provide intercity and intracity fiber as well as the lateral fiber connections required to add buildings to our network and to provide the local loop facilities for the provision of connections to our off-net customers.

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

In January 2025, the U.S. Court of Appeals for the Sixth Circuit struck down the U.S. Federal Communications Commission (“FCC”) 2024 Net Neutrality Order. In the 2024 Net Neutrality Order, the FCC classified broadband as a telecommunications service. In setting aside the 2024 Net Neutrality Order, the Sixth Circuit held that broadband providers offer only an information service and therefore the FCC lacked the statutory authority to impose net-neutrality policies through Title II of the Communications Act of 1934.

The decision by the Sixth Circuit does not apply to state laws protecting net neutrality. For example, the California Internet Consumer Protection and Net Neutrality Act, previously upheld by the U.S. Court of Appeals for the Ninth Circuit in 2022, is not impacted by the January 2025 ruling.

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

Available Information

We maintain an Internet website at www.cogentco.com. We make available through a link on our Internet website our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. The reports are also made available through a link to the Securities and Exchange Commission (SEC)’s Internet website at www.sec.gov. You can find these reports and request a copy of our Code of Conduct on our website at www.cogentco.com under the “About Cogent” tab at the “Investor Relations” link under “Reports” and under “Governance” at “Corporate Governance Documents.”

ITEM 1A. RISK FACTORS

Market Risks

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

Many of the regions in which we operate continue to experience an increase in or elevated inflation rates. Due to the nature of our product offerings and the industry in which we operate, which is deflationary, we may be unable to raise our prices. We expect that our historical pricing patterns will continue for the foreseeable future.

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

Catastrophic events, such as major natural disasters, extreme weather, fire, flooding, pandemics such as the COVID-19 pandemic or similar events as well as the continued threat of terrorist activity and other acts of war or hostility have had, and may continue to have, an adverse effect on our headquarters, other offices, our network, infrastructure or equipment or our customers and prospective customers, which could adversely affect our business. These events may also have an adverse impact on business, financial and general economic conditions around the world. We have certain locations through which a large amount of our Internet traffic passes. Examples are facilities in which we exchange traffic with other carriers, the facilities through which our transoceanic traffic passes, and certain of our network hub sites. We are particularly vulnerable to acts of terrorism because our largest customer concentration is located in New York, our headquarters is located in Washington, D.C., and we have significant operations in Paris, Madrid and London, cities that have historically been targets for terrorist attacks and may be vulnerable to pandemics.

If these or any other of our key facilities were destroyed or seriously damaged, a significant amount of our network traffic could be disrupted. Because of the large volume of traffic passing through these facilities our ability (and the ability of carriers with whom we exchange traffic) to quickly restore service would be challenged. There could be parts of our network or the networks of other carriers that could not be quickly restored or that would experience substantially reduced service for a significant time. If such a disruption occurs, our reputation could be negatively impacted, which may cause us to lose customers and adversely affect our ability to attract new customers, resulting in an adverse effect on our business and operating results.

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

Through much of 2022, 2023, and 2024, we saw corporate customers continue their remote work policies and take a cautious approach to new services and upgrades, as well as a reduced demand for connecting smaller satellite offices. We also witnessed a deteriorating real estate market in and around the buildings we service, with rising vacancy levels and falling lease initiations or renewals resulting in fewer sales opportunities for our salesforce. As a result, we experienced a slowdown in new sales to our corporate customers which negatively impacted our corporate revenue growth. If a significant number of our corporate customers or potential customers decide to retain remote work policies, we may experience increased customer turnover, fewer upgrades of existing customer configurations and fewer new tenant opportunities. These trends may negatively impact our revenue growth, cash flows and profitability.

Lower vacancy rates as a result of diminished lease terminations and increased leasing and subleasing activity will be a key factor in driving renewed growth in our corporate business.

During the COVID-19 pandemic, we saw increasing vacancy rates in many of our buildings due to higher lease terminations and lower leasing activity. Throughout the year ended December 31, 2024, we observed a gradual reduction in vacancy rates and an upward trend in office occupancy rates but elevated vacancy rates remain in a number of markets, predominantly in California, Washington D.C. and the Pacific Northwest. Concurrently, there were encouraging developments in our corporate business. Despite these positive indicators, the precise timing and trajectory of these trends remain uncertain. The lingering effects of the pandemic introduce an element of unpredictability, and we may continue to see increased corporate customer turnover, fewer upgrades of existing corporate customer configurations and fewer new tenant opportunities, which would negatively affect our corporate revenue growth. The elimination of non-core and low margin products also has a negative impact on our corporate revenue results.

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

In connection with the acquisition of the Sprint Business, we acquired an enterprise customer base, a type of customer that we have not traditionally served. We have established an enterprise sales team within our sales force to focus on retaining these customers and attracting new enterprise customers. Enterprise customers differ from our existing corporate and net-centric customers in that they have larger, more geographically diverse operations that require a greater percentage of off-net services from us. In addition, enterprise customers are more likely to require customized solutions and processes and to look for a single provider to meet their connectivity needs. A number of our acquired enterprise customers purchased non-core services that we are in the process of eliminating, and this may cause such customers to look to other providers who offer a broader set of services. We may encounter difficulties retaining such customers, in converting such customers from their legacy services to newer technologies or in attracting new enterprise customers. Our inability to retain or attract such customers or to convert them to our services, could impair our growth, cash flow and profitability. The elimination of non-core and low margin products also has a negative impact on our enterprise revenue results.

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

As part of our growth strategy, we may pursue selected acquisitions and strategic alliances. To date, we have completed 14 significant acquisitions, including our recent acquisition of the Sprint Business. However, we are very selective with respect to such acquisitions and alliances and, prior to the acquisition of the Sprint Business, we had not undertaken either for more than 17 years. We compete with other companies for acquisition opportunities and we cannot assure you that we will be able to execute future acquisitions or strategic alliances on commercially reasonable terms, or at all. Even if we enter into these transactions, we may experience:

●	delays in realizing or a failure to realize the benefits we anticipate;
●	difficulties or higher-than-anticipated costs associated with integrating any acquired companies, products or services into our existing business;

●	attrition of key personnel from acquired businesses;
●	additional costs or charges associated with the repurposing or retirement of acquired assets or the elimination of acquired non-core products and services;
●	unexpected costs or charges;
●	unforeseen operating difficulties that require significant financial and managerial resources that would otherwise be available for the ongoing development or expansion of our existing operations; and
●	unforeseen difficulties or costs associated with the repurposing of the Sprint Network and buildings acquired with the Sprint Business.

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

To sustain our growth in various existing and emerging markets, we may need to expand an existing data center, lease a new facility, or acquire suitable land, with or without existing structures. Following the acquisition of the Sprint Business, we embarked on the conversion of Sprint facilities into data centers suitable for either wholesale lease or sale – of which 23 are wholesale facilities and 55 are edge data center facilities. Undertaking such projects exposes us to numerous risks that could adversely impact our financial condition and operational results. The prevailing global supply chain challenges and inflation have further heightened these risks, introducing additional uncertainties into our business.

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

We may be unable to lease or sell data centers on attractive financial terms, in sufficient volume or at all. If we are unable to do so, we may not recover the costs incurred in converting these facilities to data centers and that could adversely impact our financial condition and operational results.

Our commitments and disclosures regarding environmental, social, and governance (“ESG”) matters expose us to potential reputational and legal risks.

The perception of our ESG profile as less attractive to customers or employees may impact our brand and reputation. Our level of commitment to ESG initiatives could influence our ability to attract or retain customers and employees. The timing, scope, or nature of these initiatives, goals, or commitments, as well as any revisions, may lead to criticism. Scrutiny regarding the accuracy, adequacy, or completeness of ESG disclosures may arise. Any perceived failure to achieve our ESG-related initiatives, goals, commitments, or mandates could adversely affect our reputation and materially harm our business. Conversely, if public or investor sentiment turns against ESG-related initiatives, our commitment to ESG initiatives at any level could lead to government scrutiny or private litigation or otherwise adversely affect our reputation and materially harm our business.

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

The Internet is composed of various network providers who operate their own networks that interconnect at public and private interconnection points. Our network is one such network. In order to obtain Internet connectivity for our network, we must establish and maintain relationships with other ISPs and certain of our larger customers. These providers may be customers (who connect their network to ours by buying Internet access from us) or other large ISPs to whom we connect on a settlement-free peering basis as described below. Both customers and settlement-free peers may be competitors of ours.

By entering into what are known as settlement-free peering arrangements, providers agree to exchange traffic between their respective networks without charging each other. Our ability to avoid the higher costs of acquiring paid dedicated network capacity (transit or paid peering) and to maintain high network performance is dependent upon our ability to establish and maintain settlement-free peering relationships and to increase the capacity or add additional locations of the interconnections provided by these relationships. The terms and conditions of our settlement-free peering relationships may also be subject to adverse changes, which we may not be able to control. If we are not able to maintain or increase our settlement-free peering relationships in all of our markets on favorable terms or to upgrade the capacity of our existing settlement-free peering relationships, customers may not upgrade their connections with us or we may not be able to provide our customers with high performance, affordable or reliable services, which could cause us to lose existing and potential customers, damage our reputation and have a material adverse effect on our business. Additionally, certain of our current customers may seek to become settlement-free peers with us.

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

Broadband connections provided by cable TV, telephone, and fixed and mobile wireless companies have become the predominant means by which consumers connect to the Internet. The providers of these broadband connections may treat Internet content or other broadband content delivered from different sources differently. The possibility of this has been characterized as an issue of “net neutrality.” As many of our customers operate websites and services that deliver content to consumers, our ability to sell our services would be negatively impacted if Internet content delivered by us was less easily received by consumers than Internet content delivered by others. The FCC had promulgated rules that would have banned practices such as blocking and throttling of Internet traffic, but those rules were rescinded by the FCC in December 2017. A subsequent attempt to reintroduce these rules in 2024 was overturned by the U.S. Court of Appeals for the Sixth Circuit in 2025. Furthermore, the Sixth Circuit decision appears to foreclose any future possibility of the FCC reclassifying broadband as a telecommunications service, a designation that allows the FCC to regulate ISPs under the common-carrier provisions in Title II of the Communications Act. While certain US states, including California, have either issued or are considering their own net neutrality rules, it is unclear whether these state regulations should have the same national impact as the former FCC order. Also, the European Union and other countries in which we operate have issued similar net neutrality rules. We also do not know the extent to which the providers of broadband Internet access to consumers may favor certain content or providers in ways that may disadvantage us.

Operational Risks

Our network may be the target of potential cyber-attacks and other security breaches that could have significant negative consequences.

We rely on our own and third-party computer systems, hardware, software, technology infrastructure and online sites and networks for both internal and external operations that are critical to our business (collectively, “IT Systems”). We own and manage some of these IT Systems but also rely on third parties for a range of IT Systems and related products and services, including but not limited to cloud computing services.

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

We and our employees are the target of phishing attempts and compromised links, and our IT Systems are the target of attempts at unauthorized access, a small number of which have been successful in accessing non-critical areas of our IT Systems. Our customer-facing network firewall regularly suppresses cyber-attacks and our network routinely manages DDOS attacks. Although none of the incidents, individually or in the aggregate, have materially impacted our operations or business, we cannot guarantee material incidents will not occur in the future. An attack on or security breach of our network could result in theft of Confidential Information, the interruption, degradation, or cessation of services, an inability to meet our service level commitments or our financial reporting obligations, and could potentially compromise customer data stored on or transmitted over our network.

Cyber-attacks are expected to accelerate on a global basis in frequency and magnitude as threat actors are becoming increasingly sophisticated in using techniques and tools – including artificial intelligence – that circumvent security controls, evade detection and remove forensic evidence. As a result, we may be unable to detect, investigate, remediate or recover from future attacks or incidents, or avoid a material adverse impact to our IT Systems, Confidential Information or business. Moreover, as cyber warfare becomes a tool in asymmetric conflicts between the United States and other nations, we, as a US provider, may be targeted with increasing frequency. We cannot guarantee that our security measures will not be circumvented, thereby resulting in security events, network failures or interruptions that could impact our network security or availability and have a material adverse effect on our business, our ability to meet our financial reporting obligations, brand and reputation, financial condition and operational results.

We may be required to expend significant resources to protect against such threats, and may experience a reduction in revenues, litigation (including class action lawsuits), and a diminution in goodwill, caused by a compromise of our cybersecurity. Although our customer contracts limit our liability, affected customers and third parties may seek to recover damages from us under various legal theories. We cannot guarantee that any costs and liabilities incurred in relation to an attack or incident will be covered by our existing insurance policies or that applicable insurance will be available to us in the future on economically reasonable terms or at all. In response to past attacks, we have implemented additional controls and taken and planned for other preventative actions to further strengthen our systems against future attacks. However, we cannot assure you that such measures will provide absolute security, that we will be able to react in a timely manner, or that our remediation efforts following any past or future attacks will be successful. There can also be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our IT Systems and Confidential Information. Any adverse impact to the availability, integrity or confidentiality of our IT Systems or Confidential Information can result in legal claims or proceedings (such as class actions), regulatory investigations and enforcement actions, fines and penalties, negative reputational impacts that cause us to lose existing or future customers, and/or significant incident response, system restoration or remediation and future compliance costs. Any or all of the foregoing could materially adversely affect our business, operating results, and financial condition.

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

Our network is primarily composed of (i) leased capacity on transoceanic optical fiber; (ii) terrestrial inter-city dark optical fiber; (iii) intra-city dark optical fiber; (iv) right-of-way agreements; and (v) the buildings that we serve and the associated optical fiber connecting those buildings. We both own and lease portions of our optical fiber and obtain access to the buildings on our network, both CNDCs and MTOBs, from a number of vendors. A number of our leases, both for fiber and building access, are up for renewal in any given year. A deterioration in our existing relationship with these operators could impact our network, harm our sales and marketing efforts and could substantially reduce our potential customer base. In addition, portions of our long-haul optical fiber and metro optical fiber are nearing the end of their original projected useful life. While we believe that this fiber will remain usable beyond the projected end date, we face the risk that portions of our network may need to be replaced in the future.

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

Our off-net customers are connected to our network by means of fiber optic capacity that is provided as services by local telephone and cable companies and others. We may experience problems with the installation, maintenance and pricing of these lines which could adversely affect our results of operations and our plans to add additional off-net customers to our network using such services. We have historically experienced installation and maintenance delays when the network provider is devoting resources to other services, such as traditional telephony, cable TV services and private network services. We have also experienced pricing problems when a lack of alternatives allows a provider to charge high prices for capacity in a particular area or to a particular building. We attempt to reduce this problem by using many different providers so that we have alternatives for linking an off-net customer to our network. Competition among the providers tends to improve installation intervals, maintenance and pricing. Additionally, these providers are often competing with us for the same customers and have marketed their own service to our off-net customers when our initial contract with our customer nears the end of its term.

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

Effects of climate change may impose risk of damage to our infrastructure and our ability to provide services.

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

We purchase our network infrastructure equipment from a small circle of vendors. Historically, we purchased from Cisco Systems, Inc. (“Cisco”) all of the routers and transmission equipment used in our network. We have expanded our suppliers of routers, added Arista Networks, Inc. (‘Arista”) as a provider for certain types of routers but Cisco remains our primary vendor for routers. With the acquisition of the Sprint Business in 2023, we entered into an agreement to purchase routers and transmission from Ciena Corporation (“Ciena”). We use Ciena equipment for optical wave transport services.

If Cisco, Ciena or Arista fail to provide equipment on a timely basis or fails to meet our performance expectations, including in the event that either vendor fails to enhance, maintain, upgrade or improve the hardware or software products we purchase from them when and how we need them, we may be delayed or unable to provide services as and when requested by our customers. We also may be unable to upgrade our network and face greater difficulty maintaining and expanding our network.

Transitioning from Cisco, Ciena, or Arista to another vendor for the types of equipment each provides would be disruptive because of the time and expense required to learn to install, maintain and operate the new vendor’s equipment and to operate a multi-vendor network. Any such disruption could increase our costs, decrease our operating efficiencies and have an adverse effect on our business, results of operations and financial condition.

Cisco, Ciena or Arista may also be subject to litigation with respect to the technology on which we depend, including litigation involving claims of patent infringement. Such claims have been growing rapidly in the communications industry. Regardless of the merit of these claims, they can result in the diversion of technical and management personnel or require us to obtain non-infringing technology or enter into license agreements for the technology on which we depend. There can be no assurance that such non-infringing technology or licenses will be available on acceptable terms and conditions, if at all.

International Operations Risks

Our international operations expose us to numerous risks.

We have expanded our network into 56 countries worldwide on every continent other than Antarctica. We continue to explore expansion opportunities. We have experienced difficulties, ranging from lack of dark fiber, to regulatory issues, to slower revenue growth rates from our operations in these markets. If we are not successful in developing our market presence in these regions, our operating results and revenue growth could be adversely impacted.

Our international operations involve a number of risks, including:

●	fluctuations in currency exchange rates, particularly those involving the Euro as we are required to fund certain of our cash flow requirements of our operations outside of the United States;
●	exposure to additional regulatory and legal requirements, including laws that may make it difficult or costly to enforce our contracts, import restrictions and controls, exchange controls, tariffs and other trade barriers, increase the regulatory approvals of or otherwise delay the expansion of our network, impose new obligations on us with respect to legal enforcement and monitoring, and privacy and data protection regulations;
●	compliance with laws regarding privacy, trade restrictions, economic sanctions, and corruption and bribery, including the United States Foreign Corrupt Practices Act;
●	difficulties in staffing and managing our foreign operations;
●	changes in political and economic conditions; and
●	exposure to additional and potentially adverse tax regimes.

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

Regulatory Risks

Compliance with existing and proposed privacy regulations is costly, and any failure by us or our vendors to comply may result in significant liability, negative publicity, and/or an erosion of trust that may materially impact our business.

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

Privacy regulations, such as the General Data Protection Regulation in the European Union and the California Consumer Privacy Act in California vary in scope and in the obligations they impose on us. As new laws are implemented or existing structures are declared insufficient, we may find it difficult to comply with such regulations or find it costly to do so. Moreover, for our customers who collect personal information, increased regulation of the collection, processing and use of personal information may impact their business and their use of services in unknown ways. Any failure or perceived failure by us to comply with data privacy laws, rules, regulations, industry standards and other requirements could result in proceedings or actions against us by individuals, consumer rights groups, government agencies, or others. If any of these events were to occur, our business, results of operations, financial condition, and brand and reputation could be materially adversely affected.

Changes in laws, rules, and enforcement could adversely affect us.

We are not subject to substantial regulation by the FCC or the state public utilities commissions in the United States. Internet service is also subject to minimal regulation in Western Europe and in Canada. Elsewhere the regulation is greater, though not as extensive as the regulation for providers of voice services. However, governmental authorities may decide to impose additional regulation and taxes upon providers of Internet access and private network services. In addition, the acquisition of the Sprint Business has made us subject to additional or duplicate regulatory obligations, particularly in the countries where the Sprint Business has subsidiaries and related to the Sprint Business. All of these matters could inhibit our ability to remain a low-cost carrier and could have a material adverse effect on our business, financial condition and our results of operations.

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

Changes in laws, rules and enforcement may also adversely affect our customers. For example, a possible repeal or curtailing of Section 230 of the Communications Decency Act in the United States could have an adverse impact on our customers and, consequently, on us. While our top 25 customers represented approximately 17.6% of our revenue for the year ended December 31, 2024, several large net-centric customers are or may be the subject of increased regulatory scrutiny, which may impact their businesses and, consequently, their use of our services in unknown ways.

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

The imposition of tariffs may increase our costs of purchasing equipment or shipping equipment to our international subsidiaries.

On February 3, 2025, President Trump announced new tariffs of 25% for most imports from Canada and Mexico and 10% for imports from China. The tariffs on Canada and Mexico were delayed for 30 days. At least one of our primary equipment vendors manufactures and ships equipment that we purchase from China. If these tariffs are applied to our equipment purchases, it would increase our costs of equipment which could have an adverse effect on our financial condition and results of operations.

Further, if the United States imposes tariffs on other countries in which we operate, those countries may respond by imposing tariffs on imports from the United States. Any such tariffs may be applied to our equipment shipments from our US operating company to our international subsidiaries, increasing our costs and impacting our financial condition and results of operations.

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

Our private network services, such as our VPN services, are subject to taxes and fees in various jurisdictions including the Universal Service Contribution tax in the US. We believe we collect all required taxes; however, a jurisdiction may assert that we have failed to collect certain taxes. The expense of paying any unpaid taxes could be substantial and we might not be able to collect such back taxes from our customers.

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

Our total indebtedness, at par, at December 31, 2024 at par value, was $2.0 billion and includes $500.0 million of our 2026 Notes, $450.0 million of our 2027 Notes, $300.0 million of our 2027 Mirror Notes and $206.0 million of our IPv4 Notes. The 2026 Notes are due in March 2026 and require interest payments of $17.5 million per year, the 2027 Notes are due in June 2027 and require interest payments of $31.5 million per year, and the 2027 Mirror Notes are due in June 2027 and require interest payments of $21.0 million per year, each paid semi-annually. The IPv4 Notes are effectively due in May 2029 and require monthly interest payments of $16.3 million per year (which amount increases if the IPv4 Notes are not repaid prior to May 2029). All of our noteholders have the right to be paid the principal and any applicable premium upon an event of default and upon certain designated events, such as certain changes of control. Our total indebtedness at December 31, 2024 includes $538.4 million of finance lease obligations for dark fiber primarily under 15 to 42-year IRUs. Our total indebtedness at December 31, 2024 excludes $359.2 million of operating lease liabilities, which were required to be recorded as right-to-use assets and operating lease liabilities. The amount of our IRU finance lease obligations may be impacted due to our expansion activities, the timing of payments and fluctuations in foreign currency rates.

This substantial amount of debt may have important consequences. For instance, it could:

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

Despite our leverage, we may still be able to incur more debt. This could further exacerbate the risks that we and our subsidiaries face.

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

We maintain the majority of our cash and cash equivalents in accounts with U.S. and multi-national financial institutions, and our deposits at certain of these institutions, including the counterparty to our Swap Agreement, exceed insured limits. Market conditions can affect the viability of these institutions. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position.

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

Key elements of our cybersecurity risk management program include, but are not limited to, the following:

o	cybersecurity awareness training and communications for employees;
o	a dedicated security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
o	cybersecurity controls to detect cybersecurity incidents or risks within our IT Systems;
o	internal and external risk assessments designed to help identify material cybersecurity risks to our critical systems and information; and
o	a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents.

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

The Audit Committee of our Board of Directors is tasked with oversight of the Company network and data security efforts and is responsible for the Company’s policies and practices with respect to cybersecurity and enterprise risk management. We have a dedicated Cybersecurity Operations Team in our Information Technology department which reports directly to the CIO. The Cybersecurity Operations Team is primarily responsible for evaluating our security efforts and coordinating with our CIO and other management employees as necessary. The CIO meets with our Audit Committee regularly to update the Audit Committee on any new or identified cybersecurity threats, the Company’s cybersecurity efforts and plans for the upcoming quarters. Our Audit Committee also meets regularly with senior management, including our CIO, to receive updates and about the Company’s cybersecurity initiatives.

Our CEO regularly meets with our CIO to discuss, in part, any significant cybersecurity issues. In addition to the CIO, our Cybersecurity Team and the Information Technology Team are responsible for the day-to-day monitoring of the cybersecurity landscape, the Company’s monitoring and response processes and training of Company employees. The Chief Legal Officer, Vice President of Network Strategy and VP of Network Engineering may also be involved, as necessary.

Our CIO’s experience includes over twenty years of experience in risk management and compliance, incident response, crisis management and security architecture and technology integration. Our Cybersecurity Operations Team includes three certified information systems security professionals and their experience includes cybersecurity architecture, engineering and administration together with the development of cybersecurity policies, practices and training.

ITEM 2. PROPERTIES

As part of the acquisition of the Sprint Business, we acquired a portfolio of owned and leased properties totaling approximately 1.9 million square feet. The properties are made up of technical facilities in the United States, including core switch facilities, PoP sites, regeneration and fiber pass through locations as well as warehouse buildings that support the acquired Sprint Network. Since the acquisition closing, we have added 52 major Sprint Data Centers and 55 smaller Edge Data Centers to our existing 52 Cogent Data Center portfolio (down from 55 at close); growing our data center portfolio to 159 buildings. We have also added 3 office buildings, 5 Carrier Neutral Data Centers and converted 36 nodes located in Carrier Neutral Data Centers to the Cogent network.

We lease space for offices, data centers, colocation facilities, and PoPs. We lease a total of approximately 1.0 million square feet of space for our data centers, offices and operations centers. Certain of these leases are with entities controlled by our Chief Executive Officer.

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

On January 6, 2023, we entered into two lease agreements (the “New Leases”), one with Thorium LLC (“Thorium”) and one with Germanium LLC (“Germanium”), entities owned by our Chief Executive Officer and Chairman, David Schaeffer. The first of the New Leases is with Thorium for approximately 54,803 square feet of office space, which serves as office space replacing a portion of its office space in the Northern Virginia area.. The second of the New Leases is with Germanium LLC for approximately 1,587 square feet of technical space which serves as network operations space (“Network Operations Lease”). The term for each of the New Leases is five years beginning on April 1, 2023. Both of the New Leases are cancellable by us without penalty upon 60 days written notice. We took occupancy of the office space and network operations space in April 2023. We are responsible for paying our proportionate share of the building’s operating expenses that exceed a 2023 base year and we are also responsible for paying our metered utility costs and a proportionate share of the building’s other operating expenses that exceed a 2023 base year.

On July 25, 2023 we entered into a Second Amendment to the lease agreement with Germanium (the “Amendment”), which amended the Network Operations Lease to lease an additional 7,369 square feet on the first floor of the building, beginning on August 1, 2023, in connection with the planned expansion of the technical space. This included 4,987 square feet for an auditorium suitable for training and 2,382 square feet for the data center in the building. The amended Network Operations Lease remains cancellable by us without penalty upon 60 days written notice. The Amendment provides for $162,118 of additional fixed annual rent during the term of the Network Operations Lease, plus a proportionate share of real estate taxes and operating expenses and separately metered utilities expense.

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

As of February 1, 2025, there were 103 holders of record of shares of our common stock holding 47,650,780 shares of our common stock.

Performance Graph

Our common stock currently trades on the NASDAQ Global Select Market. The chart below compares the relative changes in the cumulative total return of our common stock for the period from December 31, 2019 to December 31, 2024, against the cumulative total return for the same period of the (1) The Standard & Poor’s 500 (S&P 500) Index and (2) the NASDAQ Telecommunications Index. The comparison below assumes $100 was invested on December 31, 2019 in our common stock, the S&P 500 Index and the NASDAQ Telecommunications Index, with dividends, if any, reinvested.

	12/19	12/20	12/21	12/22	12/23	12/24
Cogent Communications Holdings	$100.00	$94.72	$120.98	$100.20	$141.50	$151.75
S&P 500	100.00	118.40	152.39	124.79	157.59	197.02
NASDAQ Telecommunications	100.00	110.08	112.44	82.71	90.96	103.21

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Issuer Purchases of Equity Securities

Our Board of Directors authorized a plan to permit the repurchase of up to $50.0 million of our common stock in negotiated and open market transactions through December 31, 2025. As of December 31, 2024, $22.4 million remained available for such negotiated and open market transactions concerning our common stock. We may purchase shares from time to time depending on market, economic, and other factors. We did not purchase shares of our common stock during the three months ended December 31, 2024.

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

Our acquisition of Sprint Communications (as defined below), including difficulties integrating our business with the Sprint Business, which may result in the combined company not operating as effectively and efficiently as expected; transition services required to support the Sprint Business and the related costs continuing for a period longer than expected, the COVID-19 pandemic and accompanying government policies worldwide; vaccination and in-office requirements, delays in the delivery of network equipment or optical fiber, loss of key right-of-way agreements, future economic instability in the global economy, including the risk of economic recession and recent bank failures and liquidity concerns at certain other banks, which could affect spending on Internet services; the impact of changing foreign exchange rates (in particular the Euro to US dollar and Canadian dollar to US dollar exchange rates) on the translation of our non-US dollar denominated revenues, expenses, assets and liabilities into US dollars; legal and operational difficulties in new markets; the imposition of a requirement that we contribute to the US Universal Service Fund on the basis of our Internet revenue; changes in government policy and/or regulation, including rules regarding data protection, cyber security and net neutrality; increasing competition leading to lower prices for our services; our ability to attract new customers and to increase and maintain the volume of traffic on our network; the ability to maintain our Internet peering and right-of-way arrangements on favorable terms; our ability to renew our long-term leases of optical fiber and right-of-way agreements that comprise our network; our reliance on a limited number of equipment vendors, and the potential for hardware or software problems associated with such equipment; tariffs imposed on equipment we purchase for our network; the dependence of our network on the quality and dependability of third-party fiber and right-of-way providers; our ability to retain certain customers that comprise a significant portion of our revenue base; the management of network failures and/or disruptions; our ability to make payments on our indebtedness as they become due and outcomes in litigation, risks associated with variable interest rates under our Swap Agreement as well as other risks discussed from time to time in our filings with the Securities and Exchange Commission, including, without limitation, this Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q.

Acquisition of Sprint Communications

On May 1, 2023 (the “Closing Date”), Cogent Infrastructure, Inc. (now Cogent Infrastructure, LLC), a Delaware corporation and our direct wholly owned subsidiary (the “Buyer” or “Cogent Infrastructure”), closed on its acquisition of the U.S. long-haul fiber network (including the non-U.S. extensions thereof) of Sprint Communications and its subsidiaries (the “Sprint Business”) in accordance with the terms and conditions of the Membership Interest Purchase Agreement (the “Purchase Agreement”), dated September 6, 2022, by and among us, Sprint Communications LLC, a Kansas limited liability company (“Sprint Communications”) and an indirect wholly owned subsidiary of T-Mobile US, Inc., a Delaware corporation (“T-Mobile”), and Sprint LLC, a Delaware limited liability company and an indirect wholly owned subsidiary of T-Mobile (the “Seller”). On the Closing Date, we purchased from the Seller all of the issued and outstanding membership interests (the “Purchased Interests”) of Wireline Network Holdings LLC, a Delaware limited liability company that, following an internal restructuring and divisive merger, held Sprint Communications’ assets and liabilities relating to the Sprint Business (such transactions contemplated by the Purchase Agreement, collectively, the “Transaction”).

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

Short-term Lease Payment

The Purchase Agreement provides for a payment of $28.1 million ($19.8 million net of discount) from the Seller to us related to acquired short - term operating lease obligations (the “Short - term Lease Payment”). The Short - term Lease Payment will be paid from the Seller to us in four equal payments in months 55 to 58 after the Closing Date. The final determination of the Short - term Lease Payment was completed in April 2024. The Short - term Lease Payment was recorded at its present value resulting in a discount of $8.4 million. The interest rate used in determining the present value was derived considering rates on similar issued debt instruments with comparable durations, among other market factors. The determination of the discount rate requires some judgment. During the third quarter of 2023, the Short - term Lease Payment was reduced by $4.8 million and in the first quarter of 2024 the Short - term Lease Payment, net of discount, was reduced by an additional $17.0 million.

IP Transit Services Agreement

On the Closing Date, we entered into an agreement for IP transit services (“IP Transit Services Agreement”), pursuant to which TMUSA will pay us an aggregate of $700.0 million, consisting of (i) $350.0 million in equal monthly installments of $29.2 million per month during the first year after the Closing Date and (ii) $350.0 million in equal monthly installments of $8.3 million per month over the subsequent 42 months. Under the IP Transit Services Agreement., TMUSA paid us $204.2 million and $204.2 million during the years ended December 31, 2024 and 2023, respectively.

We accounted for the Transaction as a business combination under ASC Topic 805 Business Combinations (“ASC 805”). We evaluated what elements are part of the business combination and the consideration exchanged to complete the acquisition. Under ASC 805, we concluded that the $700.0 million of payments to be made represent consideration received from T-Mobile to complete the acquisition of a distressed business. We also evaluated whether the IP Transit Services Agreement was in the scope of ASU No. 2014-09 Revenue from Contracts with Customers (“ASC 606”). We concluded that T-Mobile did not represent a “customer” as defined by ASC 606, the stated contract price did not represent consideration for services to be delivered, and the transaction did not satisfy the definition of revenue, which excluded this arrangement from the scope of ASC 606. As a result, and considering statements made by T-Mobile, the IP Transit Services Agreement was recorded in connection with the Transaction at its discounted present value resulting in a discount of $79.6 million. The interest rate used in determining the present value was derived considering rates on similar issued debt instruments with comparable durations, amongst other market factors. The determination of the discount rate requires some judgment.

Transition Services Agreement

On the Closing Date, the Buyer entered into a transition services agreement (the “TSA”) with the Seller, pursuant to which the Seller provides to the Buyer, and the Buyer provides to the Seller on an interim basis following the Closing Date, certain specified services (the “Transition Services”) to ensure an orderly transition following the separation of the Sprint Business from Sprint Communications. The services provided by the Seller to the Buyer include, among others, information technology support, back office and finance, real estate and facilities, vendor and supply chain management, including the payment and processing of vendor invoices for the Company and human resources. The services provided by the Buyer to the Seller include, among others, information technology and network support, finance and back office and other wireless business support.

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

During the years ended December 31, 2024 and 2023, we were billed $27.2 million and $284.1 million, respectively, as due to the Seller under the TSA. During the years ended December 31, 2024 and 2023, we paid to the Seller $93.8 million and $217.2 million, respectively, under the TSA. Amounts billed under the TSA are due 30 days from receipt of the related invoice. As of December 31, 2024 and December 31, 2023, we owed $0.5 million and $66.9 million, respectively, to the Seller under the TSA. During the years ended December 31, 2024 and 2023, we billed the Seller $1.1 million and $6.2 million, respectively, as due from the Seller under the TSA. During the years ended December 31, 2024 and 2023, the Seller paid us $1.3 million and $6.0 million, respectively, under the TSA. As of December 31, 2024 and 2023, the Seller owed us $0.1 million and $4.5 million, respectively, under the TSA.

Severance reimbursement

The Purchase Agreement also provides for reimbursement from the Seller to the Buyer for qualifying severance expenses incurred. Total qualifying severance expenses were $28.6 million of which $12.3 million and $16.2 million were recorded during the years ended December 31, 2024 and 2023, respectively, and fully reimbursed by the Seller.

Acquisition-Related Costs

In connection with the Transaction and negotiation of the Purchase Agreement, we incurred a total of $13.6 million of professional fees and other acquisition related costs (not including severance costs). Acquisition related costs (not including severance costs) were $9.1 million, $2.3 million and $2.2 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Other Services Provided to the Seller

In addition, on the Closing Date, we entered into a commercial agreement (the “CSA”) with TMUSA for colocation and connectivity services, pursuant to which we provide such services to TMUSA for a per service monthly fee plus certain third-party costs incurred in providing the services. Under the CSA, we recorded service revenue of $14.7 million and $23.9 million during the years ended December 31, 2024 and 2023, respectively.

Results of Operations

Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023

In this section, we discuss the results of our operations for the year ended December 31, 2024 compared to the year ended December 31, 2023. For a discussion of the year ended December 31, 2023 compared to the year ended December 31, 2022, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

	Year Ended
	December 31,		Percent
	2024	2023	Change

	(in thousands)
Service revenue	$1,036,104	$940,922	10.1%
Network operations expenses (1)	641,836	544,232	17.9%
Selling, general, and administrative expenses (2)	275,781	275,318	0.2%
Acquisition costs - Sprint Business	21,407	18,492	15.8%
Depreciation and amortization expenses	298,018	232,209	28.3%
Gain on lease termination	3,332	—	NM
Interest expense, including change in valuation of Swap Agreement	123,317	93,344	32.1%
Gain on bargain purchase – Sprint Business	22,202	1,406,435	NM
Interest income – IP Transit Services Agreement	23,767	26,796	(11.3)%
Income tax benefit	55,575	53,964	3.0%
(1)	Includes non-cash equity-based compensation expense of $1,681 and $1,069 for 2024 and 2023, respectively.
(2)	Includes non-cash equity-based compensation expense of $24,057 and $25,855 for 2024 and 2023, respectively.

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

Our service revenue increased by 10.1% from the year ended December 31, 2023 to the year ended December 31, 2024. Exchange rates negatively impacted our service revenue by $0.3 million. All foreign currency comparisons herein reflect results for the year ended December 31, 2024 translated at the average foreign currency exchange rates for the year ended December 31, 2023. Our total service revenue increased primarily due to the revenue acquired in May 2023 with the Sprint Business and the growth in customers from expanding our network, adding additional buildings to our network, increasing our penetration into the buildings connected to our network and gaining market share by offering our services at lower prices than our competitors. These increases were partially offset by the cancellation of low margin and non-core customers we acquired with the Sprint Business, and a reduction in revenue under our CSA agreement with TMUSA.

Revenue recognition standards include guidance relating to any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, gross receipts taxes, Universal Service Fund fees and certain state regulatory fees. We record these taxes billed to our customers on a gross basis (as service revenue and network operations expense) in our consolidated statements of comprehensive income. The impact of these taxes including the Universal Service Fund resulted in an increase to our revenues of $30.2 million from the year ended December 31, 2023 to the year ended December 31, 2024.

	Year Months Ended
	December 31,		Percent
	2024	2023	Change
Other Operating Data
Revenue by Customer Type – (thousands)
Corporate	$473,735	$443,939	6.7%
Net-centric	368,583	343,429	7.3%
Enterprise	193,786	153,553	26.2%

Customer Connections by Customer Type - end of period
Corporate	46,371	54,493	(14.9)%
Net-centric	62,236	62,370	(0.2)%
Enterprise	14,776	20,740	(28.8)%

Revenue – by Network Connection Type – (thousands)
On-net	$544,628	$512,936	6.2%
Off-net	454,107	393,493	15.4%
Wavelength	19,196	5,653	239.6%
Non-core	18,173	28,840	(37.0)%

Customer Connections – by Network Connection Type - end of period
On-net	87,500	88,291	(0.9)%
Off-net	28,963	36,676	(21.0)%
Wavelength	1,118	661	69.1%
Non-core	5,802	11,975	(51.5)%

Average Revenue Per Unit (ARPU)
ARPU on-net	$516	$500	3.2%
ARPU off-net	1,153	1,306	(11.7)%
ARPU wavelength	1,798	1,425	26.2%
Average Price per Megabit installed base	0.24	0.27	(14.2)%

NM - not meaningful

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

We believe that we are in a unique position to monetize the Sprint Business and its network and management expects to achieve significant cost reduction synergies and revenue synergies from the Transaction. Revenue and pre-tax loss for the Sprint Business included in our consolidated statements of comprehensive income for the year ended December 31, 2023 were $283.3 million and $234.5 million, respectively.

On the Closing Date, we acquired 17,823 corporate customer connections, 5,711 net-centric customer connections and 23,209 enterprise customer connections with the Sprint Business. We classified the total $39.4 million of May 2023 Sprint Business monthly recurring revenue as $20.0 million of enterprise revenue, $12.9 million of corporate revenue and $6.5 million of net-centric revenue.

Revenues from our corporate, net-centric and enterprise customers represented 45.7%, 35.6% and 18.7% of total service revenue, respectively, for the year ended December 31, 2024 and represented 47.2%, 36.5% and 16.3% of total service revenue, respectively, for the year ended December 31, 2023.

Our revenue from our corporate customers increased primarily due to customers acquired with the Sprint Business. Our corporate customers take advantage of our superior speeds, greater aggregate throughput, service levels and installation times versus our competitors. The growing trend of customers installing second lines for redundancy in order to construct virtual private networks (“VPNs”) has also led to our ability to increase our corporate revenues. Beginning with and throughout the COVID-19 pandemic, we witnessed a deteriorating real estate market in and around the buildings we service in central business districts in North America. Because of the rising vacancy levels and falling lease initiations or renewals, we experienced a slowdown in new sales to our corporate customers, which negatively affected our corporate revenue results. During the year ended December 31, 2024, we continued to see gradual declines in vacancy rates and rising office occupancy rates. As the option to fully or partially work from home becomes permanently established at many companies, our corporate customers are integrating some of the new applications that became part of the remote work environment, which benefits our corporate business as these customers upgrade their Internet access infrastructure to higher capacity connections. Further, if and when companies eventually return to the buildings in which we operate, we believe it will present an opportunity for increased sales. However, the exact timing and path of these positive trends remains uncertain.

Our revenue from our net-centric customers increased primarily due to growth in network traffic from our legacy net-centric customers and from net-centric customers acquired with the Sprint Business. Our net-centric customers purchase our services on a price per megabit basis. The net-centric market exhibits significant pricing pressure due to the continued introduction of new technology, which lowers the marginal cost of transmission and routing, and the commodity nature of the service where price is typically the only differentiating factor for these customers. Our average price per megabit of our installed base of customers decreased by 14.2% from the year ended December 31, 2023 to the year ended December 31, 2024. The impact of foreign exchange rates has a more significant impact on our net-centric revenues. Under our CSA with TMUSA, we recorded net-centric service revenue of $14.7 million and $23.9 million during the years ended December 31, 2024 and 2023, respectively.

Our revenue from our enterprise customers increased primarily due to customers acquired with the Sprint Business.

Revenue and customer connections by network connection type. On the Closing Date, we classified the total $39.4 million of monthly Sprint Business revenue as $2.5 million of on-net revenue, $32.2 million of off-net revenue and $4.7 million of non-core revenue. Additionally, on the Closing Date, we classified the total 46,743 Sprint Business customer connections as 1,560 on-net customer connections, 24,667 off-net customer connections and 20,516 non-core customer connections.

Revenues from our on-net, off-net, wavelength and non-core customers represented 52.6%, 43.8%, 1.9% and 1.7% of total service revenue, respectively, for the year ended December 31, 2024 and represented 54.5%, 41.8%, 0.6% and 3.1% of total service revenue, respectively, for the year ended December 31, 2023.

Our on-net revenues increased from the year ended December 31, 2023 to the year ended December 31, 2024 primarily from customers acquired with the Sprint Business and an increase in revenues from our legacy Cogent customers. Under the CSA with TMUSA, we recorded on-net service revenue of $14.0 million and $21.6 million during the years ended December 31, 2024 and 2023, respectively. Our off-net revenues increased from the year ended December 31, 2023 to the year ended December 31, 2024 primarily from customers acquired with the Sprint Business and an increase in revenues from our legacy Cogent customers.

In connection with our acquisition of the Sprint Business, we expanded our offerings of optical wavelength and optical transport services over our fiber network. Our wavelength revenue was $19.2 million for the year ended December 31, 2024 and was $5.7 million for the year ended December 31, 2023.

Our non-core revenues decreased from the year ended December 31, 2023 to the year ended December 31, 2024 primarily due to the cancellation of non-core revenues acquired in the Sprint Business. Non-core services are services, that we acquired and continue to support but do not actively sell.

Network Operations Expenses. Network operations expenses include the costs of personnel associated with service delivery, network management and customer support, network facilities costs, right-of-way fees, fiber and equipment maintenance fees, leased circuit costs, access and facilities fees paid to building owners and excise taxes billed to our customers and recorded on a gross basis. Non-cash equity-based compensation expense is included in network operations expenses consistent with the classification of the employee’s salaries and other compensation. Our 17.9% increase in network operations expense was primarily attributable to an increase in network operations expense from our acquisition of the Sprint Business and an increase in costs related to our network and facilities expansion activities.

Selling, General, and Administrative (“SG&A”) Expenses. Our SG&A expenses, including non-cash equity-based compensation expense, increased by 0.2% from the year ended December 31, 2023 to the year ended December 31, 2024. Non-cash equity-based compensation expense is included in SG&A expenses consistent with the classification of the employee’s salary and other compensation. SG&A expenses increased primarily from an increase in salaries and benefits from 942 employees added to our headcount from our acquisition of the Sprint Business on the Closing Date and costs associated with the Sprint acquisition including TSA costs. Our total headcount was 1,916 at December 31, 2024 and 1,947 at December 31, 2023.

Acquisition-Related Costs. In connection with the Transaction and negotiation of the Purchase Agreement, we incurred professional fees, and other acquisition related costs totaling $42.1 million, including $28.6 million of reimbursed severance costs. Such fees totaled $21.4 million for the year ended December 31, 2024 and $18.5 million for the year ended December 31, 2023.

Depreciation and Amortization Expenses. Our depreciation and amortization expense increased by 28.3% primarily due to the depreciation expense associated with assets acquired with the Sprint Business and an increase in deployed fixed assets, partly offset by the impact of an increase in the estimated useful life for our owned fiber acquired with the Sprint Business. Effective July 1, 2024, we changed our estimate of the useful life of our owned fiber to better reflect the estimated periods during which these assets will remain in service. The estimated useful life of the owned fiber that previously averaged 14 years was increased to an average of 40 years. The effect of this change in estimate on the year ended December 31, 2024 was to reduce depreciation expense by $8.7 million.

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

Gain on Bargain Purchase. We accounted for our acquisition of the Sprint Business as a business combination. The identifiable assets acquired and liabilities assumed were recorded at their fair values as of the acquisition date. Assigning fair market values to the assets acquired and liabilities assumed at the date of an acquisition requires the use of significant judgment regarding estimates and assumptions. As of December 31, 2023, the fair value of the identifiable assets acquired was $1.9 billion (including amounts due under the IP Transit Services Agreement) and was in excess of the $0.9 billion liabilities assumed and the $0.6 billion net consideration to be received from the Seller resulting in a gain on bargain purchase of $1.4 billion. During the year ended December 31, 2024, we made certain adjustments to our estimates of the fair market value of the assets acquired and liabilities assumed resulting in an increase to the gain on bargain purchase of $22.2 million for the year ended December 31, 2024. The total bargain purchase gain from the Transaction was $1.4 billion.

Interest Income - IP Transit Services Agreement. Under the IP Transit Services Agreement, TMUSA will pay us an aggregate of $700.0 million, consisting of (i) $350.0 million in equal monthly installments during the first year after the Closing Date and (ii) $350.0 million in equal monthly installments over the subsequent 42 months. The IP Transit Services Agreement was recorded in connection with the Transaction at its discounted present value resulting in a discount of $79.6 million. The amortization of the discount is recorded as interest income.

Interest Expense - Including Change in Valuation of Swap Agreement. Our interest expense resulted from interest incurred on our 2026 Notes, 2027 Notes, 2027 Mirror Notes, IPv4 Notes, Swap Agreement and finance lease obligations.

As of December 31, 2024, the fair value of our Swap Agreement was a net liability of $22.3 million. Changes in the valuation of the Swap Agreement are related to semi-annual interest payments in May and November and changes in interest rates, and are included in interest expense. Under the Swap Agreement settlement payments made in May 2023 and November 2023, we paid a total of $21.5 million to the counterparty for a net cash interest cost of $21.5 million for the year ended December 31, 2023. Under the Swap Agreement settlement payments made in May 2024 and November 2024, we paid a total of $24.2 million to the counterparty for a net cash interest cost of $24.2 million for the year ended December 31, 2024. Our interest expense increased by 32.1% primarily due to the issuance of our IPv4 Notes in May 2024, the issuance of our 2027 Mirror Notes in June 2024 and the increase in payments under our Swap Agreement.

Income Tax Benefit. Our income tax benefit was $55.6 million for the year ended December 31, 2024 and $54.0 million for the year ended December 31, 2023. The change in our income tax benefit was primarily related to projected operating results related to the Sprint Business acquisition and the reversal of deferred tax liabilities acquired with the Sprint Business.

Buildings On-net. As of December 31, 2024 and 2023, we had a total of 3,453 and 3,277 on-net buildings connected to our network, respectively. The increase in our on-net buildings was a result of our disciplined network expansion program. We anticipate adding a similar number of buildings to our network for the next several years.

Liquidity and Capital Resources

Acquisition of Sprint Communications

The Sprint Business’s cash flow was negative at the time of negotiations and during its recent history. Due to the dire financial condition of the Sprint Business, it was understood that a payment from T-Mobile to any potential buyer would be required to execute a transaction to give a buyer sufficient cash inflow to offset losses that would be expected until a buyer could optimize the business. Based on management’s internal modeling at the culmination of the due diligence process, management determined this cash payment to be $700.0 million. Management is reducing the negative cash flow of the Sprint Business through the payments from the IP Transit Services Agreement, reducing operating costs and increasing revenue primarily by providing optical wavelength and optical transport services over our fiber network, including the owned network we acquired with the Sprint Business. We are selling these services to our existing customers, customers we acquired with the Sprint Business and to new customers who require dedicated optical transport connectivity without the capital and ongoing expenses associated with owning and operating network infrastructure. As part of the Transaction, we began incurring costs associated with the TSA. The amount of these costs will be dependent upon our ability to integrate the operations of the Sprint Business into our operations. Our cash flow requirements related to the acquisition of the Sprint Business will be dependent upon our ability to reduce the acquired operating costs, our success in retaining the acquired customers and our ability to sell optical wavelength and optical transport services over our fiber network.

Under the IP Transit Services Agreement, TMUSA will pay us an aggregate of $700.0 million, consisting of (i) $350.0 million in equal monthly installments of $29.2 million per month during the first year after the Closing Date and (ii) $350.0 million in equal monthly installments of $8.3 million per month over the subsequent 42 months. Through December 31, 2024, we received monthly payments totaling $408.3 million under the IP Transit Services Agreement, reflected as cash flows from investing activities in our consolidated statements of cash flows. As our business has grown as a result of an increasing customer base, the Transaction, broader geographic coverage and increased traffic on our network, we have historically produced a growing level of cash provided by operating activities. Since we closed the Transaction, we experienced a reduction of cash provided by operating activities from the impact of the Transaction. The cash received from the IP Transit Services Agreement was designed to offset operating losses associated with the Sprint Business. Increasing our cash provided by operating activities is, in part, dependent upon our ability to reduce the operating costs of the Sprint Business while retaining its profitable revenue, expanding our geographic footprint and increasing our network capacity.

During 2025, we expect to receive a total of $100.0 million under the monthly payments under the IP Transit Services Agreement. This includes 12 monthly payments of $8.3 million each. Increasing our cash provided by operating activities, is in part, dependent upon our ability to reduce the operating costs of the Sprint Business while retaining its profitable revenue.

In assessing our liquidity, management reviews and analyzes our current cash balances, payments under the IP Transit Services Agreement, accounts receivable, accounts payable, accrued liabilities, capital expenditure commitments, and required finance lease and debt payments and other obligations. Because of the operating leverage of our network, our annual capital expenditures measured as a percentage of revenues has fallen over the last decade but increased in 2024 to 18.8% from 13.8% for 2023, primarily due to capital expenditures related to our acquisition of the Sprint Business, costs associated with providing wave services, conversion costs related to acquired data centers and adding buildings to our network.

To date, we have been able to raise capital by issuing notes and arranging financing and leases that have had more flexible terms at reasonable cost. Through our issuance of the IPv4 Notes, we have also been able to access new markets for raising capital. The combination of this improved operating performance and access to capital has preserved our financial flexibility and buttressed our ability to make distributions to stockholders in the form of cash dividends or through share repurchases. We have returned $1.6 billion to our stockholders through share repurchases and dividends. We will continue to assess our capital and liquidity needs and, where appropriate, return capital to stockholders.

Over the next several years, we have significant contractual and anticipated cash outlays, including our indicative dividend payments on our common stock, our maturing debt obligations, interest payments on our debt obligations and Swap Agreement and our projected capital expenditure requirements in order to help execute our business plan, including the integration of Sprint Business. Based upon the historical growth rate of our dividend, we expect that we would have to provide approximately $399 million in order to meet our expected quarterly dividend payments over the next two years. Our $500.0 million of 2026 Notes accrue interest at 3.50%, mature in May 2026 and include annual interest payments of $17.5 million until maturity. Our $450.0 million of 2027 Notes mature in June 2027 and include annual interest payments of $31.5 million until maturity. Our $300.0 million of 2027 Mirror Notes mature in June 2027 and include annual interest payments of $21.0 million until maturity. Our $206.0 million of IPv4 Notes effectively mature in May 2029 and include annual interest payments of $16.3 million until maturity (which amount increases if the IPv4 Notes are not repaid prior to May 2029).

Under our Swap Agreement, we pay the counterparty a semi-annual payment based upon overnight SOFR plus a contractual interest rate spread, and the counterparty pays us a semi-annual fixed 3.50% interest payment. These settlement payments are made in November and May of each year until the Swap Agreement expires in February 2026. As of December 31, 2024, $22.3 million of our cash and cash equivalents are restricted for use under our Swap Agreement. We have made a $23.4 million deposit with the counterparty to the Swap Agreement. If the fair value of the Swap Agreement exceeds a net liability of $23.4 million, we will be required to deposit additional funds with the counterparty equal to the liability fair value.

In June 2024, we elected to exercise a contractual option to prepay in full at a 12.0% discount rate an IRU finance lease agreement between us and a vendor we assumed with the Sprint Business for $114.6 million. At the payment date, the present value of the IRU finance lease liability was $117.9 million and the remaining thirty-one $4.2 million monthly principal payments totaled $130.2 million. The prepayment resulted in a gain on lease termination of $3.3 million related to the difference between the book value of $117.9 million and the cash payment of $114.6 million. We are continuing to use the related IRU asset.

We may need to, or elect to, refinance all or a portion of our indebtedness at or before maturity, and we cannot provide assurances that we will be able to refinance any such indebtedness on commercially reasonable terms or at all. In addition, we may elect to secure additional capital in the future, at acceptable terms, to improve our liquidity or fund acquisitions or for general corporate purposes. In addition, in an effort to reduce future cash interest payments as well as future amounts due at maturity or to extend debt maturities, we may, from time to time, issue new debt, enter into interest rate swap agreements, enter into debt for debt, or cash transactions to purchase our outstanding debt securities in the open market or through privately negotiated transactions. We will evaluate any such transactions in light of the existing market conditions. The amounts involved in any such transaction, individually or in the aggregate, may be material. We or our affiliates may, at any time and from time to time, seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity or debt, in open-market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

In light of the economic uncertainties associated with the global economy, evolving hybrid work arrangements, the cash flow requirements of the Sprint Business, and the uncertain impact of proposed changes to economic and fiscal policies in the United States and other countries, our executive officers and Board of Directors have continued to carefully monitor our liquidity and cash requirements as well as our capital spending. After consideration of these circumstances, we currently plan to continue our current dividend policy. As we do each year, we will continue to monitor our future sources and uses of cash, and anticipate that we will adjust our capital allocation strategies when, as and if determined by our Board of Directors.

As of December 31, 2024, we had cash, cash equivalents and restricted cash of $227.9 million. The COVID-19 pandemic has not impacted our credit rating to date, nor do we believe that it has materially changed our cost of capital. We believe we are able to timely service our debt obligations and will not require any concessions to do so. We believe we will have access to additional capital from a variety of sources and the public capital markets for debt and equity.

Continued Impact of Changing Office Occupancy Rates

Since the onset of the COVID-19 pandemic in 2020, we have experienced certain corporate customers taking a more cautious approach to new configurations and upgrades as well as a reduction in demand for connecting smaller satellite offices as a result of the challenges and uncertainties of the remote work environment that resulted initially from the pandemic. We also witnessed a deteriorating real estate market in and around the buildings we service with rising vacancy levels and falling lease initiations or renewals, which resulted in fewer sales opportunities for our salesforce and a reduction in VPN opportunities. As a result, we experienced a slowdown in new sales to our corporate customers, which negatively impacted our corporate revenue growth.

During the year ended December 31, 2024, we continued to see declining vacancy rates compared to their peak during the pandemic and rising office occupancy rates in certain markets in which we operate continuing a trend that began following the end of the pandemic. Other markets, particularly those in California, Washington D.C. and the Pacific Northwest, continue to see markedly higher vacancy rates. These higher vacancy rates may represent a long-term change in office attendance and occupancy rates in these markets. Despite this overall environment, we are seeing some positive trends in our corporate business. This was partially due to the increase in office occupancy rates and leasing activity in some markets but also due to new demands for services from corporate customers. As the option to fully or partially work from home becomes permanently established at many companies, our corporate customers are integrating certain new applications that became part of the remote work environment, which benefits our corporate business as these customers upgrade their Internet access infrastructure to higher capacity connections, and mitigates the overall impact of remote work policies on our corporate business. Further, if and when companies eventually return to the buildings in which we operate, whether as existing or new tenants, we believe it will present an opportunity for increased sales.

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

Cash Flows

The following table sets forth our consolidated cash flows.

	Year Ended December 31,
	2024	2023	2022

	(in thousands)
Net cash (used in) provided by operating activities	$(8,645)	$17,345	$173,707
Net cash provided by (used in) investing activities	21,492	76,726	(78,971)
Net cash provided by (used in) financing activities	105,925	(257,851)	(144,849)
Effect of exchange rates on cash	(4,637)	1,649	(2,599)
Net increase (decrease) in cash, cash equivalents and restricted cash during the year	$114,135	$(162,131)	$(52,712)

Net Cash (Used in) Provided by Operating Activities. Our primary source of operating cash is receipts from our customers who are billed on a monthly basis for our services. Our primary uses of operating cash are payments made to our vendors, payments made under the TSA, payments to employees and interest payments made to our finance lease vendors and our note holders. Our changes in cash provided by operating activities are primarily due to changes in net payments under the TSA, changes in our operating profit and changes in our interest payments.

On the Closing Date, we entered into a TSA with the Seller, pursuant to which the Seller provides to us, and we provide to the Seller on an interim basis following the Closing Date, Transition Services to ensure an orderly transition following the separation of the Sprint Business from Sprint Communications. Amounts billed under the TSA are due 30 days from receipt of the related invoice. During 2024 and 2023, we were billed $27.2 million and $284.1 million, respectively, under the TSA, primarily for reimbursement at cost of payments to vendors of the Sprint Business. During 2024 and 2023 we paid $93.8 million and $217.2 million to the Seller under the TSA, respectively. Amounts recorded and paid as due to the Seller under the TSA resulted in a use of cash in operating activities of $66.4 million for 2024 and contributed $66.9 million to net cash provided by operating activities for 2023.

Net Cash Provided by (Used in) Investing Activities. Our primary use of cash for investing activities is for purchases of property and equipment. Purchases of property and equipment were $195.0 million, $129.6 million and $79.0 million for 2024, 2023 and 2022, respectively. The changes in purchases of property and equipment were primarily due to the timing and scope of our network expansion activities including geographic expansion, purchases related to our acquisition of the Sprint Business, costs associated with providing wave services, conversion costs related to acquired data centers and adding buildings to our network.

Our primary source of cash provided by investing activities is our IP Transit Services Agreement with TMUSA. On the Closing Date, we entered into the IP Transit Services Agreement pursuant to which TMUSA will pay us an aggregate of $700.0 million, consisting of (i) $350.0 million in equal monthly installments during the first year after the Closing Date and (ii) $350.0 million in equal monthly installments over the subsequent 42 months. During 2024 and 2023 we were paid $204.2 million and $204.2 million under the IP Transit Services Agreement, respectively. In May 2023 we paid $61.1 million and acquired $47.1 million of cash and in 2023 we paid $5.0 million related to our acquisition of the Sprint Business. In 2024 and 2023 we received $12.3 million and $16.2 million of reimbursed severance payments, respectively, related to our acquisition of the Sprint Business. We received a combined net total of $14.5 million of cash received (including reimbursed severance payments) related to our acquisition of the Sprint Business.

Net Cash Provided by (Used in) Financing Activities. Our primary uses of cash for financing activities are for dividend payments, principal payments under our finance lease obligations and purchases of our common stock. Our primary sources of cash for financing activities are issuances of note obligations. During 2024, 2023 and 2022, we paid $189.4 million, $181.7 million and $169.9 million, respectively, for our quarterly dividend payments. Our quarterly dividend payments have increased due to increases in our quarterly dividend per share amounts. Principal payments under our finance lease obligations were $74.6 million, $77.4 million and $45.5 million, respectively, In June 2024, we elected to exercise a contractual option to prepay in full at a 12.0% discount rate an IRU finance lease agreement between us and a vendor we assumed with the Sprint Business for $114.6 million. The other changes in our principal payments under our finance lease obligations were primarily due to the timing and extent of our network expansion activities including geographic expansion, purchases related to our acquisition of the Sprint Business, purchases associated with providing wave services and adding buildings to our network. During 2024, we purchased 153,322 shares of our common stock for $8.0 million. There were no purchases of our common stock in 2023 or 2022.

We completed a series of debt issuances and redemptions in 2024 and 2022.

On May 2, 2024, we issued $206.0 million aggregate principal amount of our IPv4 Notes, with an anticipated term ending in May 2029. The net proceeds from the offering, after debt offering costs, were $198.4 million. Interest on the IPv4 Notes is paid on a monthly basis. From and after May 2029, principal payments will also be required to be made on the IPv4 Notes on a monthly basis. No principal payments will be due on the IPv4 Notes prior to May 2029, unless certain rapid amortization or acceleration triggers are activated.

On June 11, 2024, Cogent Communications Group, LLC (“Group”) and Cogent Finance, Inc. (the “Co-Issuer” and, together with Group, the “Issuers”), two wholly owned subsidiaries of Cogent Communications Holdings, Inc. (“Holdings”), completed an offering of $300.0 million aggregate principal amount of our 2027 Mirror Notes. The 2027 Mirror Notes were issued at a price equal to 98.50% of their face value. The net proceeds from the offering were approximately $291.9 million after deducting the discount and offering expenses. The 2027 Mirror Notes bear interest at a rate of 7.00% per annum. Interest began to accrue on the 2027 Mirror Notes on June 11, 2024 and will be paid semi-annually in arrears on June 15 and December 15 of each year, commencing on December 15, 2024. Unless earlier redeemed or repurchased, the 2027 Mirror Notes will mature on June 15, 2027.

In June 2022, we paid $375.4 million to redeem and extinguish our 2024 Notes at 101.094% of par value, and we issued $450.0 million of our 2027 Notes for net proceeds of $446.0 million.

Indebtedness

Our total cash, cash equivalents and restricted cash at December 31, 2024 were $227.9 million and our net accounts receivable were $96.9 million. We believe this level of liquidity reduces our exposure to refinancing risk, potential underperformance of the business or other unforeseen challenges and enhances our ability to pursue acquisitions or operating opportunities. We intend to hold levels of cash and cash equivalents sufficient to maintain our ability to fund operations and make dividend payments to our stockholders.

Our total indebtedness at December 31, 2024, at par value, was $2.0 billion. Our total indebtedness at December 31, 2024 includes $538.4 million of finance lease obligations for dark fiber under long-term IRU agreements.

Issuance of $300.0 Million Principal Amount of 2027 Mirror Notes

On June 11, 2024, the Issuers completed the offering of our 2027 Mirror Notes for issuance in a private placement not registered under the Securities Act. The 2027 Mirror Notes were offered and sold only to persons reasonably believed to be qualified institutional buyers in an unregistered offering pursuant to Rule 144A under the Securities Act and to certain non - U.S. persons in transactions outside the United States in compliance with Regulation S under the Securities Act. The 2027 Mirror Notes have the same maturity date and call protection, bear interest at the same rate and otherwise have substantially the same terms as our 2027 Notes; however, the 2027 Mirror Notes are not fungible (from a trading or tax perspective) with the 2027 Notes and are a separate series of notes from the 2027 Notes.

The 2027 Mirror Notes were issued at a price equal to 98.50% of their face value. The net proceeds from the offering were approximately $291.9 million after deducting the discount and offering expenses. We used $114.6 million of the net proceeds from the offering to exercise a contractual option to prepay in full in June 2024 an existing IRU agreement consisting of 31 remaining monthly recurring payments of $4.2 million, at a 12.0% discount rate. We expect to use the remainder of the net proceeds for general corporate purposes and/or to make special or recurring dividends to Holdings.

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

The 2027 Mirror Notes bear interest at a rate of 7.00% per annum. Interest began to accrue on the 2027 Mirror Notes on June 11, 2024 is paid semi-annually in arrears on June 15 and December 15 of each year, which commenced on December 15, 2024. Unless earlier redeemed or repurchased, the 2027 Mirror Notes will mature on June 15, 2027. After June 15, 2024, the Issuers may redeem the 2027 Mirror Notes, in whole or in part, at a redemption price ranging from 103.5% of the aggregate principal amount of the 2027 Mirror Notes redeemed to par (depending on the year), in each case, as set forth in the 2027 Mirror Notes Indenture, plus accrued and unpaid interest, if any, to, but not including, the date of redemption.

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

Issuance of $206.0 Million Principal Amount of IPv4 Notes

On May 2, 2024, the IPv4 Issuer, our special-purpose, bankruptcy remote, indirect wholly owned subsidiary, issued $206.0 million aggregate principal amount of IPv4 Notes, with an anticipated term ending in May 2029 (such anticipated repayment date, the “ARD”), in an offering exempt from registration under the Securities Act. The net proceeds from the offering, after debt offering costs, were $198.4 million and are expected to be used for general corporate purposes.

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

Cogent Communications LLC (in such capacity, the “Manager”) performs certain monthly services related to the IPv4 Address Assets and IPv4 Notes including billing customers, collecting amounts paid by customers, forwarding payments to the IPv4 Trustee related to the IPv4 Address Assets and other administrative services. Amounts paid by the Manager to the IPv4 Trustee are reconciled on a monthly basis and the IPv4 Trustee pays the monthly interest on the IPv4 Notes and other expenses from the accumulated customer payments on the IPv4 Address Assets. Amounts held by the IPv4 Trustee before the monthly reconciliation is completed are considered restricted cash. After the IPv4 Trustee pays the monthly interest and other IPv4 Address Asset related costs, including monthly fees paid to the Manager for its services, the residual cash is paid to us and is unrestricted.

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

The IPv4 Notes are obligations only of the IPv4 Issuer pursuant to the IPv4 Indenture, and are secured by a security interest in substantially all of the IPv4 Address Assets pursuant to the IPv4 Indenture. The IPv4 Notes are guaranteed by Cogent IPv4 Holdco LLC, a special-purpose entity and our indirect wholly owned subsidiary, as the guarantor (the “IPv4 Guarantor”), pursuant to a guaranty dated as of May 2, 2024 (the “Guaranty”), by the IPv4 Guarantor in favor of the IPv4 Trustee, pursuant to which the IPv4 Guarantor has granted a security interest in the equity interests of the IPv4 Issuer as collateral security for its obligations under the Guaranty. Except as described below, neither we nor any of our subsidiaries, other than the IPv4 Issuer and the IPv4 Guarantor, will guarantee or in any way be liable for the obligations of the IPv4 Issuer under the IPv4 Indenture or the IPv4 Notes.

The IPv4 Notes are subject to a series of covenants and restrictions customary for transactions of this type. These covenants and restrictions include (i) that the IPv4 Issuer maintains a liquidity reserve account to be used to make required payments in respect of the IPv4 Notes such amount considered restricted cash, (ii) provisions relating to optional and mandatory prepayments, including specified make - whole payments in the case of certain optional prepayments of the IPv4 Notes prior to the monthly payment date in May of 2028, (iii) certain indemnification payments in the event, among other things, that the transfers of the assets pledged as collateral for the IPv4 Notes are in stated ways defective or ineffective and (iv) covenants relating to recordkeeping, access to information and similar matters. As provided in the IPv4 Base Indenture, the IPv4 Notes are also subject to rapid amortization in the event of a failure to maintain a stated debt service coverage ratio as defined in the IPv4 Indenture. A rapid amortization may be cured if the debt service coverage ratio exceeds a certain threshold for a certain period of time, upon which cure, regular amortization, if any, will resume. In addition, if certain utilization thresholds are not met (i.e., the proportion of IP addresses that are leased to the total number of IP addresses owned by the IPv4 Issuer falls below certain thresholds), the IPv4 Issuer will be required to apply collections to the repayment of the IPv4 Notes, and in certain circumstances, the noteholders will have the ability to direct a sale of the IP Address Assets, in whole or in part, pursuant to the terms set forth in the IPv4 Indenture. The IPv4 Notes are also subject to certain customary events of default, including events relating to non - payment of required interest, principal or other amounts due on or with respect to the IPv4 Notes, failure to comply with covenants within certain time frames, certain bankruptcy events, breaches of specified representations and warranties, failure of security interests to be effective and certain judgments.

Senior Unsecured 2027 Notes—$450.0 Million

In June 2022, Group issued $450.0 million of 2027 Notes. The 2027 Notes were sold in private offerings for resale to qualified institutional buyers pursuant to SEC Rule 144A and mature on June 15, 2027. Interest accrues at 7.00% and is paid semi-annually in arrears on June 15 and December 15 of each year. Holdings provided a guarantee of the 2027 Notes, but Holdings is not subject to the covenants under the indenture.

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

Limitations Under the Indentures

The indentures governing the 2026 Notes, the 2027 Notes and the 2027 Mirror Notes (the “Indentures”), among other things, limit the ability of Group and its restricted subsidiaries to incur indebtedness; to pay dividends or make other distributions; to make certain investments and other restricted payments; to create liens; to consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; to incur restrictions on the ability of a subsidiary to pay dividends or make other payments; and to enter into certain transactions with its affiliates. There are certain exceptions to the limitations on the ability to incur indebtedness under the Indentures, including IRU agreements incurred in the normal course of business and any additional indebtedness if Group’s consolidated leverage ratio, as defined in the Indentures, is less than 6.0 to 1.0 or Group’s fixed charge coverage ratio, as defined in the Indentures, is 2.0 to 1.0 or greater. Group and its subsidiaries can also incur unlimited liens (which can be used, together with capacity under the debt covenant, to incur additional secured indebtedness) if Group’s consolidated secured leverage ratio, as defined in the Indentures, is less than 4.0 to 1.0. Under the Indentures, Group and its restricted subsidiaries can pay dividends, make other distributions, make certain investments and make other restricted payments under certain circumstances, including if, after giving pro forma effect to such restricted payment, Group could still incur $1 of “Ratio Debt,”, as defined (i.e., either its consolidated leverage ratio is less than 6.0 to 1.0 or its fixed charge coverage ratio is 2.0 to 1.0 or greater). As of December 31, 2024, Group’s consolidated leverage ratio was below 6.0, Group’s consolidated secured leverage ratio was below 4.0 and Group’s fixed charge coverage ratio was above 2.0. As of December 31, 2024, a total of $303.6 million was unrestricted and permitted for restricted payments, including dividends and stock purchases.

Summarized Financial Information of Holdings

Neither Holdings nor any of its subsidiaries that is not also a subsidiary of Group is a “Restricted Subsidiary” as defined under the Indentures. Holdings is a guarantor under these notes, but none of its subsidiaries that is not also a subsidiary of Group is a guarantor under these notes. Under the Indentures, we are required to disclose certain reasonably related information of Holdings and its subsidiaries that is not attributable to Group and its subsidiaries, relating to Holdings’ assets, liabilities and operating results (“Holdings Financial Information”). The Holdings Financial Information as of and for the three months and year ended December 31, 2024 is detailed below (in thousands):

As of December 31, 2024
(Unaudited)
Cash and cash equivalents	$15,336
Restricted cash	7,116
Accounts receivable, net	3,123
Other current assets	27,515
Total current assets	53,090
Property and equipment, net	268,554
Right-of-use leased assets	44,208
Intangible assets, net	440
Due from T-Mobile - Purchase Agreement	22,360
Total assets	$388,652

Accounts payable	$2,568
Accrued and other liabilities	35,351
Due to T-Mobile – TSA	525
Operating lease liabilities, current maturities	44,021
Total current liabilities	82,465
Operating lease liabilities	216,857
Due to Cogent Communications, LLC	556,173
Senior secured IPv4 Notes	199,298
Deferred income tax liabilities	421,237
Other long-term liabilities	26,711
Total liabilities	1,502,741
Total stockholders’ deficit	(1,114,089)
Total liabilities and stockholders’ deficit	$388,652

Three Months Ended
December 31, 2024
(Unaudited)
Service revenue	$11,488
Operating expenses:
Network operations	25,642
Selling, general, and administrative	41,912
Equity-based compensation expense	8,167
Depreciation and amortization	29,222
Total operating expenses	104,943
Operating loss	(93,455)
Interest expense	(4,394)
Interest income - Purchase Agreement	417
Interest income and other, net	3,389
Net loss	$(94,043)

Year Ended
December 31, 2024
(Unaudited)
Service revenue	$29,134
Operating expenses:
Network operations	93,916
Selling, general, and administrative	79,884
Equity-based compensation expense	28,838
Depreciation and amortization	161,293
Total operating expenses	363,931
Operating loss	(334,797)
Interest expense	(15,762)
Gain on lease termination	3,332
Gain on bargain purchase – Sprint Business	22,202
Interest income – Purchase Agreement	748
Interest income and other, net	2,209
Net loss	$(322,068)

Common Stock Buyback Program

Our Board of Directors has approved purchases of our common stock under a buyback program (the “Buyback Program”) through December 31, 2025. During the year ended December 31, 2024, we purchased 153,322 shares of our common stock for $8.0 million. There were no purchases of our common stock during the years ended December 31, 2023 and December 31, 2022. As of December 31, 2024, there was a total of $22.4 million available under the Buyback Program.

Dividends on Common Stock

Dividends are recorded as a reduction to retained earnings. Dividends on unvested restricted shares of common stock are paid as the awards vest. Our initial quarterly dividend payment was made in the third quarter of 2012. On February 26, 2025, our Board of Directors approved the payment of our quarterly dividend of $1.005 per common share. The dividend for the first quarter of 2025 will be paid to holders of record on March 13, 2025. This estimated $47.8 million dividend payment is expected to be made on March 28, 2025. The payment of any future dividends and any other returns of capital, including stock buybacks, will be at the discretion of our Board of Directors and may be reduced, eliminated or increased and will be dependent upon our financial position, results of operations, available cash, cash flow, capital requirements, limitations under our debt indentures and other factors deemed relevant by our Board of Directors. We are a Delaware Corporation and under the General Corporation Law of the State of Delaware distributions may be restricted including a restriction that distributions, including stock purchases and dividends, do not result in an impairment of a corporation’s capital, as defined under Delaware Law. The Indentures limit our ability to return cash to our stockholders. See Note 4 “Long-term Debt” to our consolidated financial statements for additional discussion of limitations on distributions.

Future Capital Requirements

We believe that our cash on hand and cash generated from our operating activities and cash from the IP Transit Services Agreement will be adequate to meet our working capital, capital expenditure, debt service, dividend payments and other cash requirements for the next 12 months and beyond the next 12 months if we execute our business plan.

Any future acquisitions or other significant unplanned costs or cash requirements in excess of amounts we currently hold may require that we raise additional funds through the issuance of debt or equity. In addition, our 2026 Notes will mature in May 2026. At that time we will need to repay our 2026 Notes which may require us to issue additional indebtedness. We cannot assure you that such financing will be available on terms acceptable to us or our stockholders, or at all. Insufficient funds may require us to delay or scale back the number of buildings and markets that we add to our network, reduce our planned increase in our sales and marketing efforts, reduce our planned dividend payments, or require us to otherwise alter our business plan or take other actions that could have a material adverse effect on our business, results of operations and financial condition. If issuing equity securities raises additional funds, substantial dilution to existing stockholders may result.

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

Critical Accounting Estimates

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

On the Closing Date, we entered into the IP Transit Services Agreement. We evaluated what elements were part of the business combination and the consideration exchanged to complete the Transaction. We concluded that the payments to be made represent consideration received from T-Mobile to complete the acquisition of a distressed business. We concluded that T-Mobile did not represent a customer, the stated contract price did not represent consideration for services to be delivered, and the transaction did not satisfy the definition of revenue. We also considered whether the IP Transit Services Agreement would be considered separable from the business combination. We concluded that the cash consideration was not separately identifiable from the business combination and was therefore not meant to be in exchange for a distinct good or service. As a result, the IP Transit Services Agreement was recorded in connection with the Transaction at its discounted present value resulting in a discount. The interest rate used in determining the present value was derived considering rates on similar issued debt instruments with comparable durations, among other market factors. The determination of the discount rate and the conclusions reached related to the IP Transit Services Agreement required significant judgment.

The Purchase Agreement includes an estimated payment from Seller to Buyer related to short-term lease obligations. This amount was recorded at its present value resulting in a discount. The interest rate used in determining the present value was derived considering rates on similar issued debt instruments with comparable durations, among other market factors. The determination of the discount rate requires some judgment.

In connection with the Transaction, we recorded an intangible asset totaling $458.0 million for acquired IPv4 addresses. This asset was recorded once management determined both the quantity of IPv4 addresses for which title was transferred and the valuation approach. Because of the novel nature of this asset and that the Transaction has resulted in a material bargain purchase gain, management recorded the asset after appropriate consideration of the valuation approach, in the context of a distressed business. The fair value measurement of the IPv4 addresses was based on recent auction prices and a factor to incorporate the uncertainty for how the market for IPv4 addresses will function in the future. We believe that these IPv4 addresses have an indefinite useful life and are not being amortized. We evaluate the IPv4 intangible asset for impairment on the first day of the fourth quarter, or more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable. In performing our impairment assessment, we first evaluated qualitative factors to determine whether it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount. The factors we evaluated include market data for sales and leases of IPv4 addresses and cash flows associated with the asset. Upon consideration of these factors we determined that it was not more-likely-than-not that the asset was impaired, and that a quantitative impairment assessment was not required.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks. These risks, which include interest rate risk and foreign currency exchange risk, arise in the normal course of business rather than from trading activities.

Interest Rate Risk

Interest Expense and Restricted Cash

Our cash flow exposure due to changes in interest rates related to our IPv4 Notes, 2027 Mirror Notes and 2027 Notes is limited as these notes have fixed interest rates. Beginning in August 2021, we used a swap agreement to manage our interest rate risk on our 2026 Notes. Our Swap Agreement has the economic effect of modifying our fixed-interest rate obligation associated with our 2026 Notes to a variable interest rate obligation based on SOFR. The Swap Agreement is recorded at its fair value at each reporting period and we incur gains and losses due to changes in market interest rates. The values that we report for the Swap Agreement as of each reporting date are recognized as an additional non-cash interest expense or a reduction to interest expense with the corresponding amount included in liabilities or assets, respectively, in our consolidated balance sheets. By entering into this Swap Agreement, we have assumed the risk associated with variable interest rates based upon SOFR related to our 2026 Notes. We have not entered into hedge agreements related to our IPv4 Notes, 2027 Mirror Notes or 2027 Notes, and we do not use derivative financial instruments for trading purposes. We have a $23.4 million interest-bearing deposit with the counterparty to our Swap Agreement. If the fair value of the Swap Agreement exceeds a net liability of $23.4 million, we will be required to deposit additional funds with the counterparty equal to the net liability that is in excess of the deposit. As of December 31, 2024, the fair value of the Swap Agreement was a liability of $22.3 million, and as a result, $22.3 million of the deposit was restricted and $1.1 million was unrestricted. A 1.0% change in interest rates as of December 31, 2024 would impact the change in the valuation of our Swap Agreement by approximately $6.2 million.

Interest Income

Our interest income is sensitive to changes in the general level of interest rates. However, based upon the nature and current level of our investments, which consist of cash, cash equivalents and restricted cash, we believe that there is no material interest rate exposure related to our investments.

Foreign Currency Exchange Risk

Our operations outside of the United States expose us to potentially unfavorable adverse movements in foreign currency rate changes. We have not entered into forward exchange contracts related to our foreign currency exposure. While we record financial results and assets and liabilities from our international operations in the functional currency, which is generally the local currency, these results are reflected in our consolidated financial statements in US dollars. Therefore, our reported results are exposed to fluctuations in the exchange rates between the US dollar and the local currencies, in particular the Euro and the Canadian dollar. In addition, we may fund certain cash flow requirements of our international operations in US dollars. Accordingly, in the event that the local currencies strengthen versus the US dollar to a greater extent than planned, the revenues, expenses and cash flow requirements associated with our international operations may be significantly higher in US-dollar terms than planned. During the year ended December 31, 2024, our foreign activities accounted for 17.4% of our consolidated revenue. A 1.0% change in foreign exchange rates would impact our consolidated annual revenue by approximately $1.4 million. Changes in foreign currency rates could adversely and materially affect our operating results and cash flow.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Cogent Communications Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cogent Communications Holdings, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of comprehensive (loss) income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a)2 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2025 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Assessment of Indefinite-lived Intangible Asset for Impairment
Description of the Matter

At December 31, 2024, the Company’s IPv4 address indefinite-lived intangible asset was $458.0 million. As discussed in Note 1 to the consolidated financial statements, the IPv4 address indefinite-lived intangible asset is evaluated for impairment annually on the first day of the fourth quarter, or more frequently when indicators of impairment exist. The Company did not record any impairment of the IPv4 address indefinite-lived intangible asset during the year.

Auditing management’s assessment of the indefinite-lived intangible asset for impairment was complex due to the judgment required in the identification of events or circumstances that were impairment indicators. Significant auditor judgment was required in evaluating management’s identification of the relevant factors to consider in determining whether an indicator of impairment existed due to limited available market data.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s assessment of the IPv4 address indefinite-lived intangible asset for impairment. For example, we tested controls over management’s identification and consideration of the most relevant drivers of changes in fair value.

To test the Company’s assessment of the indefinite-lived intangible asset for impairment, we performed audit procedures that included, among others, assessing the Company’s identification and consideration of the most relevant drivers of changes in fair value and evaluating the underlying data used by the Company in its analysis. The underlying data used by the Company in its analysis included, among others, market data for sales and leases of IPv4 addresses and cash flows associated with the IPv4 addresses.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

Tysons, Virginia

February 28, 2025

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2024 AND 2023

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	2024	2023
Assets
Current assets:
Cash and cash equivalents	$198,486	$75,092
Restricted cash	29,430	38,689
Accounts receivable, net of allowance for credit losses of $9,762 and $3,677, respectively	96,934	135,475
Due from T-Mobile, IP Transit Services Agreement, current portion, net of discount of $16,915 and $24,898, respectively	83,085	179,269
Due from T-Mobile, Transition Services Agreement	62	4,514
Prepaid expenses and other current assets	74,104	80,588
Total current assets	482,101	513,627
Property and equipment:
Property and equipment	3,319,731	2,947,376
Accumulated depreciation and amortization	(1,655,564)	(1,409,559)
Total property and equipment, net	1,664,167	1,537,817
Right-of-use leased assets	324,315	361,587
IPv4 intangible assets	458,000	458,000
Other intangible assets, net	13,029	14,815
Due from T-Mobile, IP Transit Services Agreement, net of discount of $12,132 and $27,916, respectively	179,534	263,750
Due from T-Mobile, Purchase Agreement, net of discount of $5,755 and $13,725, respectively	22,360	38,585
Deposits and other assets	29,596	23,438
Total assets	$3,173,102	$3,211,619
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$39,805	$48,356
Accrued and other current liabilities	134,609	120,523
Due to T-Mobile – Transition Services Agreement	525	66,908
Due to T-Mobile – Purchase Agreement	—	4,981
Current maturities, operating lease liabilities	57,172	67,962
Finance lease obligations, current maturities	21,225	64,594
Total current liabilities	253,336	373,324
Senior secured 2026 notes, net of unamortized debt costs of $375 and $645, respectively, and discount of $499 and $857, respectively	499,126	498,498
Senior unsecured 2027 notes, net of unamortized debt costs of $2,013 and $941, respectively, and discounts of $7,053 and $1,970, respectively	740,934	447,088
Secured IPv4 notes, net of debt costs of $6,702	199,298	—
Operating lease liabilities, net of current maturities	302,004	330,095
Finance lease obligations, net of current maturities	517,161	419,921
Deferred income tax liabilities	398,266	471,498
Other long-term liabilities	40,129	61,639
Total liabilities	2,950,254	2,602,063
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 75,000,000 shares authorized; 49,034,925 and 48,608,569 shares issued and outstanding, respectively	49	49
Additional paid-in capital	629,829	606,755
Accumulated other comprehensive loss	(30,685)	(14,385)
Accumulated (deficit) earnings	(376,345)	17,137
Total stockholders’ equity	222,848	609,556
Total liabilities and stockholders’ equity	$3,173,102	$3,211,619

The accompanying notes are an integral part of these consolidated balance sheets.

COGENT COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

FOR EACH OF THE THREE YEARS ENDED DECEMBER 31, 2024

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	2024	2023	2022
Service revenue	$1,036,104	$940,922	$599,604
Operating expenses:
Network operations (including $1,681, $1,069 and $553 of equity-based compensation expense, respectively), exclusive of amounts shown separately	641,836	544,232	228,154
Selling, general, and administrative (including $24,057, $25,855 and $23,886 of equity-based compensation expense, respectively)	275,781	275,318	163,021
Acquisition costs – Sprint Business	21,407	18,492	2,248
Depreciation and amortization	298,018	232,209	92,222
Total operating expenses	1,237,042	1,070,251	485,645
Gain on lease termination	3,332	—	—
Operating (loss) income	(197,606)	(129,329)	113,959
Interest expense, including change in valuation – interest rate swap	(123,317)	(93,344)	(110,697)
Foreign exchange gain on 2024 Notes	—	—	31,561
Loss on debt extinguishment and redemption – 2024 Notes	—	—	(11,885)
Gain on bargain purchase – Sprint Business	22,202	1,406,435	—
Interest income – IP Transit Services Agreement	23,767	26,796	—
Interest income – Purchase Agreement	748	1,889	—
Interest income and other	14,557	7,030	3,438
(Loss) income before income taxes	(259,649)	1,219,477	26,376
Income tax benefit (expense)	55,575	53,964	(21,230)
Net (loss) income	$(204,074)	$1,273,441	$5,146

Comprehensive (loss) income:
Net (loss) income	$(204,074)	$1,273,441	$5,146
Foreign currency translation adjustment	(16,300)	4,772	(8,153)
Comprehensive (loss) income	$(220,374)	$1,278,213	$(3,007)
Basic net (loss) income per common share	$(4.28)	$26.88	$0.11
Diluted net (loss) income per common share	$(4.28)	$26.62	$0.11
Dividends declared per common share	$3.920	$3.760	$3.555
Weighted-average common shares-basic	47,627,873	47,373,361	46,875,992
Weighted-average common shares -diluted	47,627,873	47,837,512	47,207,298

The accompanying notes are an integral part of these consolidated statements.

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR EACH OF THE THREE YEARS ENDED DECEMBER 31, 2024

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

				Accumulated
			Additional	Other	Accumulated	Total
	Common Stock		Paid-in	Comprehensive	Earnings	Stockholder’s
	Shares	Amount	Capital	Loss	(Deficit)	Equity
Balance at December 31, 2021	47,674,189	$48	$547,734	$(11,003)	$(909,877)	$(373,098)
Forfeitures of shares granted to employees	(77,079)	—	—	—	—	—
Equity-based compensation	—	—	26,716	—	—	26,716
Foreign currency translation	—	—	—	(8,153)	—	(8,153)
Issuances of common stock	401,036	—	—	—	—	—
Exercises of options	15,184	—	614	—	—	614
Dividends paid	—	—	—	—	(169,857)	(169,857)
Net income	—	—	—	—	5,146	5,146
Balance at December 31, 2022	48,013,330	$48	$575,064	$(19,156)	$(1,074,588)	$(518,632)
Forfeitures of shares granted to employees	(63,890)	—	—	—	—	—
Equity-based compensation	—	—	30,464	—	—	30,464
Foreign currency translation	—	—	—	4,771	—	4,771
Issuances of common stock	634,056	1	—	—	—	1
Exercises of options	25,073	—	1,227	—	—	1,227
Dividends paid	—	—	—	—	(181,716)	(181,716)
Net income	—	—	—	—	1,273,441	1,273,441
Balance at December 31, 2023	48,608,569	$49	$606,755	$(14,385)	$17,137	$609,556
Forfeitures of shares granted to employees	(128,885)	—	—	—	—	—
Equity-based compensation	—	—	28,838	—	—	28,838
Foreign currency translation	—	—	—	(16,300)	—	(16,300)
Issuances of common stock	672,098	—	—	—	—	—
Exercises of options	36,465	—	2,204	—	—	2,204
Common stock purchases and retirement	(153,322)	—	(7,968)	—	—	(7,968)
Dividends paid	—	—	—	—	(189,408)	(189,408)
Net loss	—	—	—	—	(204,074)	(204,074)
Balance at December 31, 2024	49,034,925	$49	$629,829	$(30,685)	$(376,345)	$222,848

The accompanying notes are an integral part of these consolidated statements.

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR EACH OF THE THREE YEARS ENDED DECEMBER 31, 2024

(IN THOUSANDS)

	2024	2023	2022
Cash flows from operating activities:
Net (loss) income	$(204,074)	$1,273,441	$5,146
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	298,018	232,209	92,222
Amortization of debt discounts and premium	3,688	1,323	1,464
Amortization of discounts, due from T-Mobile, IP Transit Services & Purchase Agreements	(24,515)	(28,685)	—
Equity-based compensation expense (net of amounts capitalized)	25,738	26,924	24,439
Gain on bargain purchase – Sprint Business	(22,202)	(1,406,435)	—
Foreign currency exchange gain on 2024 Notes	—	—	(31,561)
Loss on extinguishment & redemption of 2024 notes	—	—	11,885
Gain – lease termination	(3,332)	—	—
Gains—equipment transactions and other, net	—	212	372
Deferred income taxes	(51,623)	(69,582)	16,539
Changes in operating assets and liabilities:
Accounts receivable	38,541	(51,002)	(2,838)
Prepaid expenses and other current assets	(5,839)	(11,001)	(7,427)
Due to T-Mobile – Transition Services Agreement	(66,383)	66,908	—
Due from T-Mobile – Transition Services Agreement	4,452	(4,514)	—
Deposits and other assets	(3,966)	(1,548)	(282)
Accounts payable, accrued liabilities and other long-term liabilities	2,852	(10,905)	63,748
Net cash (used in) provided by operating activities	(8,645)	17,345	173,707
Cash flows from investing activities:
Cash receipts - IP Transit Services Agreement – T-Mobile	204,167	204,167	—
Acquisition of Sprint Business, net of $47.1 million of cash acquired in 2023	12,323	2,191	—
Purchases of property and equipment	(194,998)	(129,632)	(78,971)
Net cash provided by (used in) investing activities	21,492	76,726	(78,971)
Cash flows from financing activities:
Net proceeds from issuance of senior unsecured 2027 Notes, net of debt costs of $1.6 million in 2024 and a discount of $6.8 million in 2024 and debt costs of $1.3 million in 2022	291,879	—	446,010
Net proceeds from issuance of secured IPv4 notes – net of debt costs of $7.6 million	198,426	—	—
Redemption and extinguishment of unsecured 2024 Notes	—	—	(375,354)
Dividends paid	(189,408)	(181,716)	(169,857)
Purchases and retirement of common stock	(7,968)	—	—
Principal payments of finance lease obligations	(74,632)	(77,362)	(45,472)
Settlement of a finance lease – at a discount	(114,576)	—	—
Principal payments of installment payment agreement	—	—	(790)
Proceeds from exercises of common stock options	2,204	1,227	614
Net cash provided by (used in) financing activities	105,925	(257,851)	(144,849)
Effect of exchange rate changes on cash	(4,637)	1,649	(2,599)
Net increase (decrease) in cash and cash equivalents & restricted cash	114,135	(162,131)	(52,712)
Cash and cash equivalents & restricted cash, beginning of year	113,781	275,912	328,624
Cash and cash equivalents & restricted cash, end of year	$227,916	$113,781	$275,912
Supplemental disclosures of cash flow information:
Cash paid for interest	$133,954	$104,698	$66,479
Cash paid for income taxes	3,165	35,291	7,156
Non-cash investing and financing activities:
Finance lease obligations incurred	241,193	232,468	107,875
Fair value of equipment acquired in leases	—	141	1,969

The accompanying notes are an integral part of these consolidated statements.

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of the business and summary of significant accounting policies:

Reorganization and merger

On May 15, 2014, pursuant to the Agreement and Plan of Reorganization by and among Cogent Communications Group, Inc. (now Cogent Communications Group, LLC), a Delaware corporation (“Group”), Cogent Communications Holdings, Inc., a Delaware corporation (“Holdings”), and Cogent Communications Merger Sub, Inc., a Delaware corporation, Group adopted a new holding company organizational structure whereby Group is now a wholly owned subsidiary of Holdings. Holdings is a “successor issuer” to Group pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). References to the “Company” for events that occurred prior to May 15, 2014 refer to Cogent Communications Group, Inc. (now Cogent Communications Group, LLC) and its subsidiaries, and on and after May 15, 2014, the “Company” refers to Cogent Communications Holdings, Inc. and its subsidiaries. Cogent Communications, LLC (formerly Cogent Communications, Inc.) is wholly owned by Group, Sprint Communications Company LP is indirectly wholly owned by Holdings, and the vast majority of the Company’s assets, contractual arrangements, and operations are executed by Sprint Communications Company LP and Cogent Communications, LLC.

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

Recently Adopted Accounting Standards

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures” (ASU 2023-07”). ASU 2023-07 modified the reporting and disclosure requirements under Accounting Standards Codification 280 “Segment Reporting.” The Company adopted ASU 2023-07 in the year ended December 31, 2024 and has made the additional disclosures required under ASU 2023-07 in Note 10.

In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (“ASU 2021-08”). ASU 2021-08 requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities in accordance with Revenue from Contracts with Customers (Topic 606), as if the acquirer had originated the contracts at the date of the business combination. ASU 2021-08 is effective for annual reporting periods beginning after December 15, 2022 and interim periods within those fiscal years. Early adoption was permitted.

The Company adopted ASU 2021-08 in connection with its acquisition of Sprint Communications (as discussed below), at which time it became applicable to the Company and was applied in the accounting for the acquisition. The adoption did not have a material impact on the opening balance sheet recorded and there was no retrospective impact to the Company’s consolidated financial statements as a result of the adoption.

Acquisition of Sprint Communications

On September 6, 2022, Cogent Infrastructure, Inc. (now Cogent Infrastructure, LLC), a Delaware corporation and a direct wholly owned subsidiary of the Company (the “Buyer” and “Cogent Infrastructure”), entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with Sprint Communications LLC, a Kansas limited liability company (“Sprint Communications”) and an indirect wholly owned subsidiary of T-Mobile US, Inc., a Delaware corporation (“T-Mobile”), and Sprint LLC, a Delaware limited liability company and an indirect wholly owned subsidiary of T-Mobile (the “Seller”), pursuant to which the Company acquired the U.S. long-haul fiber network (including the non-U.S. extensions thereof) of Sprint Communications and its subsidiaries (the “Sprint Business”). Pursuant to the Purchase Agreement, the Company purchased from the Seller all of the issued and outstanding membership interests (the “Purchased Interests”) of Wireline Network Holdings LLC, a Delaware limited liability company that, following an internal restructuring and divisive merger, holds Sprint Communications’ assets and liabilities relating to the Sprint Business (such transactions contemplated by the Purchase Agreement, collectively, the “Transaction”). The Purchase Agreement includes customary representations, warranties, indemnities and covenants, including regarding the conduct of the Sprint Business prior to the closing of the Transaction (the “Closing”). In addition, the Closing was subject to customary closing conditions, including the receipt of certain required regulatory approvals and consents.

The Company believes it is in a unique position to monetize the Sprint Business and its network and management expects to achieve significant cost reduction synergies and revenue synergies from the Transaction. Revenue and pre-tax loss for the Sprint Business included in the Company’s consolidated statements of comprehensive income for the year ended December 31, 2023 were $283.3 million and $234.5 million, respectively.

Purchase Price

The Transaction closed on May 1, 2023 (the “Closing Date”). On the Closing Date, the Buyer consummated the Transaction pursuant to the terms of the Purchase Agreement, providing a purchase price of $1 payable to the Seller for the Purchased Interests, subject to customary adjustments, including working capital (the “Working Capital Adjustment”), as set forth in the Purchase Agreement. As consideration for the Purchased Interests, the Working Capital Adjustment (primarily related to acquired cash and cash equivalents of an estimated $43.4 million at the Closing Date in order to fund the international operations of the Sprint Business) resulted in the Buyer making a payment to the Seller of $61.1 million on the Closing Date. During the third quarter of 2023, an additional Working Capital Adjustment of $5.0 million was accrued due to the Seller. The final determination of the Working Capital Adjustment (which included the Short - term Lease Payment below) was completed in April 2024 and the Company paid the Seller $5.0 million for the remaining Working Capital Adjustment.

Short-term lease payment

The Purchase Agreement also provides for a payment of $28.1 million ($19.8 million net of discount) from the Seller to the Buyer related to acquired short-term operating lease obligations (the “Short-term Lease Payment”). The Short-term Lease Payment will be paid from the Seller to the Company in four equal payments in months 55 to 58 after the Closing Date. The final determination of the Short-term Lease Payment was completed in April 2024. The Short - term Lease Payment was recorded at its present value resulting in a discount of $8.4 million. The interest rate used in determining the present value was derived considering rates on similar issued debt instruments with comparable durations, among other market factors. The determination of the discount rate requires some judgment. During the third quarter of 2023, the Short-term Lease Payment was reduced by $4.8 million and in the first quarter of 2024, the Short-term Lease Payment was reduced by an additional $17.0 million, net of discount of $7.2 million. Including the cumulative impact of these adjustments, the amortization of the discount resulted in interest income of $0.7 million and $1.9 million for the years ended December 31, 2024 and 2023, respectively.

Severance reimbursements

The Purchase Agreement also provides for reimbursement from the Seller to the Buyer for qualifying severance expenses incurred. Total qualifying severance expenses were $28.6 million of which $12.3 million were recorded in the year ended December 31, 2024 and $16.2 million were recorded in the year ended December 31, 2023. These severance payments ended in the second quarter of 2024.

IP Transit Services Agreement

On the Closing Date, Cogent Communications, Inc. (now Cogent Communications, LLC), and T-Mobile USA, Inc., a Delaware corporation and direct subsidiary of T-Mobile (“TMUSA”), entered into an agreement for IP transit services (“IP Transit Services Agreement”), pursuant to which TMUSA will pay an affiliate of the Company an aggregate of $700.0 million, consisting of (i) $350.0 million in equal monthly installments of $29.2 million per month during the first year after the Closing Date and (ii) $350.0 million in equal monthly installments of $8.3 million per month over the subsequent 42 months. Under the IP Transit Services Agreement., TMUSA paid the Company $204.2 million and $204.2 million during the years ended December 31, 2024 and 2023, respectively.

The Company accounted for the Transaction as a business combination under ASC Topic 805 Business Combinations (“ASC 805”). The Company evaluated what elements are part of the business combination and the consideration exchanged to complete the acquisition. Under ASC 805, the Company has concluded that the $700.0 million of payments to be made represent consideration received from T - Mobile to complete the acquisition of a distressed business. The Company also evaluated whether the IP Transit Services Agreement was in the scope of ASU No. 2014 - 09 Revenue from Contracts with Customers (“ASC 606”). The Company has concluded that T - Mobile did not represent a “customer” as defined by ASC 606, the stated contract price did not represent consideration for services to be delivered, and the transaction did not satisfy the definition of revenue, which excluded this arrangement from the scope of ASC 606. As a result, and considering statements made by T - Mobile, the IP Transit Services Agreement was recorded in connection with the Transaction at its discounted present value resulting in a discount of $79.6 million. The interest rate used in determining the present value was derived considering rates on similar issued debt instruments with comparable durations, among other market factors. The determination of the discount rate requires some judgment. The amortization of the discount resulted in interest income of $23.8 million and $26.8 million for the years ended December 31, 2024 and 2023, respectively.

Transition Services Agreement

On the Closing Date, the Buyer entered into a transition services agreement (the “TSA”) with the Seller, pursuant to which the Seller provides to the Buyer, and the Buyer provides to the Seller on an interim basis following the Closing Date, certain specified services (the “Transition Services”) to ensure an orderly transition following the separation of the Sprint Business from Sprint Communications. The services provided by the Seller to the Buyer include, among others, information technology support, back office and finance, real estate and facilities, vendor and supply chain management, including the payment and processing of vendor invoices for the Company and human resources services. The services provided by the Buyer to the Seller include, among others, information technology and network support, finance and back office and other wireless business support.

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

Either party to the TSA may terminate the agreement with respect to any individual service in full for convenience upon 30 days’ prior written notice for certain services and reduced for other services after a 90-day period. The TSA may be terminated in its entirety if the other party has failed to perform any of its material obligations and such failure is not cured within 30 days. The TSA provides for customary indemnification and limits on liability. Amounts billed under the TSA are due 30 days from receipt of the related invoice. Amounts billed to the Company under the TSA were primarily for reimbursement at cost of payments to vendors of the Sprint Business until these vendors are fully transitioned to the Company. The amounts due from the Seller were primarily reimbursements for severance costs related to Sprint Business employees and services provided by the Company for the Seller.

During the years ended December 31, 2024 and 2023, the Company was billed $27.2 million and $284.1 million as due to the Seller under the TSA, respectively. During the years ended December 31, 2024 and 2023, the Company paid $93.8 million and $217.2 million to the Seller under the TSA, respectively. During the years ended December 31, 2024 and 2023, the Company billed the Seller $1.1 million and $6.2 million as due from the Seller under the TSA, respectively. During the years ended December 31, 2024 and 2023, the Seller paid the Company $1.3 million and $6.0 million under the TSA, respectively. As of December 31, 2024, the Company owed $0.5 million to the Seller and the Seller owed $0.1 million to the Company under the TSA. As of December 31, 2023, the Company owed $66.9 million to the Seller and the Seller owed $4.5 million to the Company under the TSA.

Other Services Provided to the Seller

In addition, on the Closing Date, the Buyer and TMUSA entered into a commercial agreement (the “Commercial Agreement”) for colocation and connectivity services, pursuant to which the Company will provide such services to TMUSA for a per service monthly fee plus certain third-party costs incurred in providing the services. Under the Commercial Agreement, the Company recorded revenue of $14.7 million and $23.9 million during the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, and 2023, TMUSA owed $2.6 million and $1.6 million, respectively, to the Company under the Commercial Agreement. These amounts are recorded in accounts receivable.

Acquisition-Related Costs

In connection with the Transaction and negotiation of the Purchase Agreement, the Company incurred a total of $13.6 million of professional fees and other acquisition related costs (not including severance costs) since the acquisition date. Acquisition - related costs (not including severance costs) were $9.1 million, $2.3 million and $2.2 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Consideration

The acquisition-date fair value of consideration received from the Transaction comprised of the following:

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
(a)

Includes $61.1 million paid to the Seller on the Closing Date and $5.0 million paid in April 2024. Additionally, includes an offsetting $28.6 million in total severance reimbursement payments received from the Seller recorded as measurement period adjustments of:

●	$16.2 million during the three months ended December 31, 2023;
●	$4.3 million during the three months ended March 31, 2024; and
●	$8.0 million during the three months ended June 30, 2024.
(b)

Under the Purchase Agreement, 50.0% of the assumed short-term operating lease liabilities totaling $28.1 million are to be paid to the Company from the Seller in four equal installments in months 55-58 from the Closing Date and was recorded at their present value resulting in a discount of $8.4 million. During the three months ended March 31, 2024, the Working Capital Adjustment, net of discount, was adjusted by $17.0 million to reflect the conclusion of the determination of amounts due from the Seller from the Short-term Lease Payment.

(c)

The IP Transit Services Agreement payments totaling $700.0 million were recorded at their present value resulting in a discount of $79.6 million. The $700.0 million is to be paid to the Company from the Seller in equal monthly payments of $29.2 million in months 1-12 and $8.3 million in months 13-54.

(d)	Cash consideration was $1.

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

The Transaction is considered an asset purchase for income tax purposes. The tax basis of the acquired business is the consideration paid ($1) plus the tax basis of certain liabilities assumed, with adjustments for cash acquired in excess of the purchase price. Deferred income taxes were recorded based upon the difference between the book and tax basis of the acquired assets and assumed liabilities at the Company’s marginal effective income tax rate on the Closing Date.

During the years ended December 31, 2024 and 2023, the Company recorded measurement period adjustments resulting in increases to the gain on bargain purchase of $22.2 million and $254.0 million, respectively, as detailed below:

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

●	An intangible asset totaling $458.0 million for acquired IPv4 addresses. This asset was recorded once management determined both the quantity of IPv4 addresses for which title was transferred and the valuation approach. Because of the novel nature of this asset and that the Transaction resulted in a material bargain purchase gain, management recorded the asset after appropriate consideration of the valuation approach, in the context of a distressed business.
●	A reduction to an intangible asset, acquired customer relationships, totaling $41.0 million from revisions to certain assumptions.
●	A reduction to acquired owned property totaling $86.4 million from revisions to certain assumptions.
●	Severance reimbursement payments received from the Seller Includes totaling $16.2 million recorded as a measurement period adjustment during the fourth quarter.
●	Other less significant adjustments.
●	An increase to the net deferred tax liability totaling $89.5 million from the impact of the adjustments noted above.

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

The estimated fair value of the optical fiber on the Closing Date was $369.2 million. The valuation required the estimation of the total replacement cost per mile of fiber and a factor to reflect the orderly liquidation value. There is no active market data for these assumptions and these assumptions are inherently subjective. Market participants could have differing views on these assumptions, which could result in a materially different fair value of the optical fiber.

Acquired Leases

The Company acquired a portfolio of lease arrangements for the lease of dark fiber, rights-of-way and facilities. In accordance with ASC 805 and ASC Topic 842 Leases, the acquired leases are accounted for as if the leases were new at the acquisition date however, the Company retains the lease classification from the Seller. The Company followed its historical policies with respect to evaluating the renewal periods of the acquired leases and estimating the incremental borrowing rate. During the third quarter of 2023, the Company recorded a measurement period adjustment to reclassify $24.9 million from right-of-use leased assets (net of related unfavorable lease liability amount) to finance lease assets (presented within property and equipment) and a measurement period adjustment to reclassify $160.9 million from operating lease liabilities to a finance lease liability.

The Company also evaluated the leases for unfavorable terms and recorded an adjustment for unfavorable market terms of $157.2 million that was valued using the income approach. Unfavorable lease liabilities are presented net of the corresponding right-of-use assets.

Acquired Intangible Assets

Intangible assets acquired include $458.0 million of Internet Protocol version 4 (“IPv4”) addresses and $16.0 million of acquired customer relationships. During the fourth quarter of 2023, the Company recorded a reduction to acquired customer relationships, totaling $41.0 million from revisions to certain assumptions. The acquired customer relationships have an estimated useful life of nine years and the estimated fair value was determined using a market-based income approach. Amortization expense was $1.8 million and $1.3 million for the years ended December 31, 2024 and 2023, respectively. Future amortization expense of the customer relationships is $1.8 million per year for seven years.

The fair value measurement of the IPv4 addresses was based on recent auction prices and a factor to incorporate the uncertainty for how the market for IPv4 addresses will function in the future. The Company believes that these IPv4 addresses have an indefinite useful life and are not being amortized. The Company evaluates the IPv4 address asset for impairment on the first day of the fourth quarter, or more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable. In performing the impairment assessment, the Company may first evaluate qualitative factors to determine whether it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount. Upon consideration of relevant factors, the Company concluded that it was not more-likely-than-not that impairment was present, and therefore, a quantitative impairment assessment was not required. There was no impairment recorded during the period from May 1, 2023 through December 31, 2024.

Acquired Asset Retirement Obligations

In connection with the Transaction, the Company assumed $32.0 million of asset retirement obligations primarily related to restoration obligations for acquired leases that were valued using the income approach. In accordance with ASC 410, the Company has not recorded an asset retirement obligation related to the removal of the acquired optical fiber because a settlement date for which to remove the fiber is indeterminable and therefore a reasonable estimation of fair value cannot be made.

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

	Year	Year
	Ended	Ended
(In thousands) (unaudited)	December 31, 2023	December 31, 2022
Service revenue	$1,121,680	$1,170,904
Operating loss from continuing operations	(314,440)	(711,036)
Net income	1,123,620	621,571

The pro forma results for the year ended December 31, 2022 include;

●	The gain on bargain purchase related to the Transaction of $1.4 billion,
●	Interest income from the amortization of the discount recorded under the IP Transit Services Agreement of $36.2 million,
●	A net increase to historical depreciation expense based on the fair value of property and equipment and the impact of the finance lease adjustment of $58.0 million,
●	Amortization expense related to the customer relationship intangible assets of $1.8 million,
●	The elimination of amounts charged from the parent company to the Sprint Business as autonomous entity expense adjustments of $45.7 million,
●	Amortization of unfavorable lease liabilities of $5.6 million,
●	A reduction to network operations expense of $50.4 million and an increase to interest expense of $10.9 million from the impact of the finance lease adjustment, and
●	The impact to income tax expense from the pro-forma and autonomous entity adjustments of $17.2 million.

The historical results of the Sprint Business for the year ended December 31, 2022 include a loss on impairment of $477.3 million and a gain on the sale of IP addresses of $120.8 million.

The pro forma results for the year ended December 31, 2023 include:

●	The gain on bargain purchase related to the Transaction of $1.4 billion,
●	Interest income from the amortization of the discount recorded under the IP Transit Services Agreement of $14.7 million,
●	A net increase to historical depreciation expense based on the fair value of property and equipment and the impact of the finance lease adjustment of $29.5 million,
●	Amortization expense related to the customer relationship intangible assets of $0.6 million,
●	Amortization of unfavorable lease liabilities of $1.0 million,

●	A reduction to network operations expense of $16.8 million and an increase to interest expense of $3.9 million from the impact of the finance lease adjustment, and
●	The impact to income tax expense from the pro-forma adjustments of $2.6 million.

Significant Accounting Policies

Principles of consolidation

The consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles and include the accounts of the Company and all of its wholly-owned and majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to current period presentation.

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

Allowance for credit losses

The Company establishes an allowance for credit losses and other sales credit adjustments related to its trade receivables. Trade receivables are recorded at the invoiced amount and can bear interest. Allowances for sales credits are established through a reduction of revenue, while allowances for credit losses are established through a charge to selling, general, and administrative expenses as bad debt expense. The Company assesses the adequacy of these reserves by evaluating factors, such as the length of time individual receivables are past due, historical collection experience, and changes in the credit worthiness of its customers. The Company also assesses the ability of specific customers to meet their financial obligations and establishes specific allowances related to these customers. If circumstances relating to specific customers change or economic conditions change such that the Company’s past collection experience and assessment of the economic environment are no longer appropriate, the Company’s estimate of the recoverability of its trade receivables could be impacted. Accounts receivable balances are written off against the allowance for credit losses after all means of internal collection activities have been exhausted and the potential for recovery is considered remote. The Company uses third-party collection services to continue to seek collection for its written off accounts receivable.

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

		Current-period
	Balance at	Provision for	Write offs	Balance at
	Beginning	Expected Credit	Charged Against	End of
Description	of Period	Losses	Allowance	Period
Allowance for credit losses (deducted from accounts receivable)
Year ended December 31, 2024	$3,677	$13,572	$(7,487)	$9,762
Year ended December 31, 2023	$2,303	$10,475	$(9,101)	$3,677
Year ended December 31, 2022	$1,510	$4,318	$(3,525)	$2,303

The current-period provision for expected credit losses is net of bad debt recoveries of $2.9 million, $1.9 million and $1.9 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Lessor Accounting

The Company is a lessor for leases of owned dark fiber acquired in connection with the Transaction, that have contract terms that are accounted for as operating leases. These transactions are generally structured as indefeasible - right - of use agreements (“IRUs”), that are the exclusive right to use specified fibers for a specified term, typically 20 - 25 years. Cash consideration received on transfers of dark fiber, including upfront installation fees, is recognized on a straight - line basis to service revenue over the term of the agreement. Lease income is included in service revenue in the consolidated statements of comprehensive (loss) income.

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 replaced most existing lease accounting guidance. The Company has elected to apply certain practical expedients under ASU 2016-02, including not separating lease and non-lease components on its finance and operating leases, not reassessing whether any existing contracts contained leases, not reconsidering lease classification, not reassessing initial direct costs and using hindsight in determining the reasonably certain term of its leases.

	Year	Year	Year
	Ended	Ended	Ended
	December 31, 2024	December 31, 2023	December 31, 2022

Finance lease cost amortization of right-of-use assets	$48,370	$64,698	$28,915
Interest expense on finance lease liabilities	40,352	34,940	23,317
Operating lease cost	98,521	92,763	18,331
Total lease costs	187,243	192,401	70,563
Other lease information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$(37,829)	$(33,080)	$(23,317)
Operating cash flows from operating leases	$(102,649)	$(93,924)	$(18,836)
Financing cash flows from finance leases	$(189,208)	$(77,362)	$(45,472)
Right-of-use assets obtained in exchange for new finance lease liabilities	$241,193	$232,468	$107,875
Right-of-use assets obtained in exchange for new operating lease liabilities	$12,614	$13,682	$11,168
Weighted-average remaining lease term — finance leases (in years)	17.1	11.5	13.5
Weighted-average remaining lease term — operating leases (in years)	10.9	12.2	16.6
Weighted average discount rate — finance leases	8.1%	7.6%	8.6%
Weighted average discount rate — operating leases	7.8%	8.1%	5.4%

Finance leases—fiber lease agreements

The Company has entered into lease agreements with numerous providers of dark fiber under IRUs. These IRUs typically have initial terms of 15-20 years and include renewal options after the initial lease term. The Company establishes the number of renewal option periods used in determining the lease term based upon its assessment at the inception of the lease of the number of option periods for which failure to renew the lease imposes a penalty in such amount that renewal appears to be reasonably certain. The option to renew may be automatic, at the option of the Company or mutually agreed to between the dark fiber provider and the Company. Once the Company has accepted the related fiber route, leases that meet the criteria for treatment as finance leases are recorded as a finance lease obligation and an IRU asset. The interest rate used in determining the present value of the aggregate future minimum lease payments is the Company’s incremental borrowing rate for the reasonably certain lease term. The determination of the Company’s incremental borrowing rate requires some judgment. Finance lease assets are included in property and equipment in the Company’s consolidated balance sheets. As of December 31, 2024, the Company had committed to additional dark fiber IRU lease agreements totaling $184.3 million in future payments to be paid over periods of up to 20 years. These obligations begin when the related fiber is accepted, which is generally expected to occur in the next 12 months.

Operating leases

The Company leases office space, rights-of-way, dark fiber and certain data center facilities under operating leases. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent its obligation to make lease payments under the lease. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the reasonably certain lease term. The implicit rates within the Company’s operating leases are generally not determinable, and the Company uses its incremental borrowing rate at the lease commencement date to determine the present value of its lease payments. The determination of the Company’s incremental borrowing rate requires some judgment. The Company determines its incremental borrowing rate for each lease using its current borrowing rate, adjusted for various factors including level of collateralization and term to align with the term of the lease. Certain of the Company’s leases include options to extend or terminate the lease. The Company establishes the number of renewal option periods used in determining the operating lease term based upon its assessment at the inception of the operating lease of the number of option periods for which failure to renew the lease imposes a penalty in such amount that renewal appears to be reasonably certain. The option to renew may be automatic, at the option of the Company or mutually agreed to between the landlord, dark fiber provider or the right-of-way provider and the Company. Once the Company has accepted the related fiber route or the facility lease term has begun, the present value of the aggregate future minimum operating lease payments is recorded as an operating lease liability and a right-of-use leased asset. Lease incentives and deferred rent liabilities for facilities operating leases are presented with, and netted against, the right-of-use leased asset. Lease expense for lease payments is recognized on a straight-line basis over the term of the lease.

The future minimum payments under these operating lease and finance lease agreements are as follows (in thousands):

	Operating	Finance
For the twelve months ending December 31,	Leases	Leases
2025	$65,584	$63,299
2026	60,803	58,328
2027	57,429	58,361
2028	54,957	57,402
2029	45,777	56,357
Thereafter	246,763	715,349
Total minimum lease obligations	531,313	1,009,096
Less—amounts representing interest	(172,137)	(470,710)
Present value of minimum lease obligations	359,176	538,386
Current maturities	(57,172)	(21,225)
Lease obligations, net of current maturities	$302,004	$517,161

IRU finance lease termination – discount and gain on lease termination

In June 2024, the Company elected to exercise a contractual option to prepay in full at a 12.0% discounted rate an IRU finance lease agreement (the “IRU Lease”) for $114.6 million acquired with the Sprint Business. At the payment date, the present value of the IRU finance lease liability was $117.9 million and the remaining 31 monthly principal payments of $4.2 million each totaled $130.2 million. The prepayment resulted in a gain on lease termination of $3.3 million related to the difference between the book value of $117.9 million and the cash payment of $114.6 million. The Company is continuing to use the related IRU asset.

Revenue recognition

The Company recognizes revenue under ASU No. 2014-09, Revenue from Contracts with Customers (“ASC 606”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. Under ASC 606 installation fees for contracts with terms longer than month-to-month are recognized over the contract term. The Company believes that the installation fee does not give rise to a material right as defined by ASC 606 for contracts with terms longer than month-to-month. The Company recognizes revenue over the estimated average customer life for installation fees associated with month-to-month contracts, because the installation fee represents a material right as defined by ASC 606. The Company capitalizes certain contract acquisition costs that relate directly to a customer contract, including commissions paid to its sales team and sales agents and amortizes these costs on a straight-line basis over the period the services are transferred to the customer for commissions paid to its sales team (estimated customer life) and over the remaining original contract term for agent commissions. Management assesses these costs for impairment at least quarterly and as “triggering” events occur that indicate it is more likely than not that an impairment exists. These contract costs were $31.9 million as of December 31, 2024 and $24.3 million as of December 31, 2023 and are included in prepaid expenses and other current assets (current portion) and deposits and other assets (non - current portion) on the consolidated balance sheets.

The Company’s service offerings consist of on-net and off-net telecommunications services. Fixed fees are billed monthly in advance, and usage fees are billed monthly in arrears. Amounts billed are due upon receipt and contract lengths range from month to month to 60 months. The Company satisfies its performance obligations to provide services to customers over time as the services are rendered. In accordance with ASC 606, revenue is recognized when a customer obtains the promised service. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these services. The Company has adopted the practical expedient related to certain performance obligation disclosures since it has a right to consideration from its customer in an amount that corresponds directly with the value to the customer of the Company’s performance completed to date.

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

Fees billed in connection with customer installations are deferred (as deferred revenue) and recognized as noted above. To the extent a customer contract is terminated prior to its contractual end, the customer is subject to termination fees. The Company vigorously seeks payment of termination fees. The Company recognizes revenue for termination fees as they are collected. Service revenue recognized from amounts in deferred revenue (contract liabilities) at the beginning of the period during the years ended December 31, 2024, 2023 and 2022 was $6.5 million, $4.9 million and $5.0 million, respectively. Amortization expense for contract costs for the years ended December 31, 2024, 2023 and 2022 was $20.6 million, $19.3 million and $19.4 million, respectively and are included within selling, general, and administrative expenses on the consolidated statements of comprehensive income.

Gross receipts taxes, universal service fund and other surcharges

Revenue recognition standards include guidance relating to taxes or surcharges assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer and may include, but are not limited to, gross receipts taxes, excise taxes, Universal Service Fund fees and certain state regulatory fees. Such charges may be presented gross or net based upon the Company’s accounting policy election. The Company records certain excise taxes and surcharges on a gross basis and includes them in its revenues and costs of network operations. Excise taxes and surcharges billed to customers and recorded on a gross basis (as service revenue and network operations expense) were $80.4 million, $50.2 million, and $15.4 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

At December 31, 2024 and December 31, 2023, the carrying amount of cash and cash equivalents, restricted cash, accounts receivable, prepaid and other current assets, accounts payable, and accrued expenses approximated fair value because of the short-term nature of these instruments. The Company measures its cash equivalents and restricted cash at amortized cost, which approximates fair value based upon quoted market prices (Level 1).

Based upon recent trading prices (Level 2 market approach) at December 31, 2024,

●	The fair value of the Company’s $450.0 million aggregate principal amount of 7.00% Senior Unsecured Notes due 2027 (the “2027 Notes”) was $450.0 million,
●	The fair value of the Company’s $300.0 million aggregate principal amount of 7.00% Senior Unsecured Notes due 2027 (the “2027 Mirror Notes”) was $299.3 million,
●	The fair value of the Company’s $500.0 million aggregate principal amount of 3.50% Senior Secured Notes due 2026 (the “2026 Notes”) was $482.5 million,
●	The fair value of the Company’s $206.0 million aggregate principal amount of secured IPv4 notes (the “IPv4 Notes”) was $211.8 million, and
●	The fair value of the Company’s interest rate swap agreement (the “Swap Agreement”) was $22.3 million.

Restricted cash and interest rate swap agreement

Restricted cash includes amounts held in segregated bank accounts by the Company’s clearing broker as margin in support of the Company’s Swap Agreement as discussed in Note 4 and was $22.3 million as of December 31, 2024 and $38.7 million at December 31, 2023. Additional restricted cash related to the IPv4 Notes, as discussed in Note 4, was $7.1 million as of December 31, 2024. Additional cash may be further restricted to maintain the Company’s Swap Agreement as interest rates fluctuate and margin requirements change and under the provisions of the Company’s IPv4 Note Indenture, as defined below. The Company does not use derivative financial instruments for trading purposes.

Concentrations of credit risk

The Company’s assets that are exposed to credit risk consist of its cash and cash equivalents, other assets and accounts receivable. As of December 31, 2024 and 2023, the Company’s cash equivalents were invested in demand deposit accounts, overnight investments and money market funds. The Company places its cash equivalents in instruments that meet high-quality credit standards as specified in the Company’s investment policy guidelines. Accounts receivable are due from customers located in major metropolitan areas in the United States, Europe, Canada, Mexico, South America, Oceania and Africa. Receivables from the Company’s net-centric (wholesale) customers are generally subject to a higher degree of credit risk than the Company’s corporate and enterprise customers.

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

Depreciation and amortization periods are as follows:

Type of asset	Depreciation or amortization period
Indefeasible rights of use (IRUs)	Shorter of useful life or the IRU lease agreement; generally, 15 to 20 years
Network equipment	2 to 8 years
Leasehold improvements	Shorter of lease term, including reasonably assured renewal periods, or useful life
Software	5 years
Owned buildings	16 to 40 years
Office and other equipment	2 to 7 years
Asset retirement obligations	4 years
System infrastructure	5 to 40 years

Change in estimated useful life - owned fiber

In accordance with its policy, the Company reviews the estimated useful lives of its fixed assets on an ongoing basis. This review indicated that the actual lives of owned fiber acquired as part of the acquisition of the Sprint Business were longer than the estimated useful lives used for depreciation purposes in the Company’s financial statements. As a result, effective July 1, 2024, the Company changed its estimates of the useful lives of its owned fiber to better reflect the estimated periods during which these assets will remain in service. The estimated useful lives of the owned fiber, within system infrastructure, that previously averaged 14 years were increased to an average of 40 years. The effect of this change in estimate on the year ended December 31, 2024 was to reduce depreciation expense by $8.7 million, increase net income by $6.5 million, and increase basic and diluted earnings per share by $0.14.

Long-lived assets

The Company’s long-lived assets include property and equipment and intangible assets. Long-lived assets with finite-lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment is determined by comparing the carrying value of these long-lived assets to management’s probability weighted estimate of the future undiscounted cash flows expected to result from the use of the assets. In the event an impairment exists, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset, which would be determined by using quoted market prices or valuation techniques such as the discounted present value of expected future cash flows, appraisals, or other pricing models. In the event there are changes in the planned use of the Company’s long-term assets or the Company’s expected future undiscounted cash flows are reduced significantly, the Company’s assessment of its ability to recover the carrying value of these assets could change.

Equity-based compensation

The Company recognizes compensation expense for its share-based payments granted to its employees based on their grant date fair values with the expense being recognized on a straight-line basis over the requisite service period. The Company begins recording equity-based compensation expense related to performance awards when it is considered probable that the performance conditions will be met and for market-based awards compensation cost is recognized if the service condition is satisfied even if the market condition is not satisfied. Equity-based compensation expense is recognized in the statements of comprehensive income in a manner consistent with the classification of the employees’ salaries and other compensation.

Income taxes

The Company’s deferred tax assets or liabilities are computed based upon the differences between financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. Deferred income tax expenses or benefits are based upon the changes in the assets or liability from period to period. At each balance sheet date, the Company assesses the likelihood that it will be able to realize its deferred tax assets. Valuation allowances are established when management determines that it is “more likely than not” that some portion or all of the deferred tax asset may not be realized. The Company considers all available positive and negative evidence in assessing the need for a valuation allowance including its historical operating results, ongoing tax planning, and forecasts of future taxable income, on a jurisdiction-by-jurisdiction basis. The Company reduces its valuation allowance if the Company concludes that it is “more likely than not” that it would be able to realize its deferred tax assets.

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

The following details the determination of the diluted weighted-average shares:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2024	2023	2022
Weighted-average common shares—basic	47,627,873	47,373,361	46,875,992
Dilutive effect of stock options	—	15,380	16,064
Dilutive effect of restricted stock	—	448,771	315,242
Weighted-average common shares—diluted	47,627,873	47,837,512	47,207,298

The following details unvested shares of restricted common stock as well as the anti-dilutive effects of stock options and restricted stock awards outstanding:

	December 31,	December 31,	December 31,
	2024	2023	2022
Unvested shares of restricted common stock	1,489,277	1,261,623	1,164,021
Anti-dilutive options for common stock	149,908	118,985	105,556
Anti-dilutive shares of restricted common stock	704,070	11,365	541,608

2. Property and equipment:

Property and equipment consisted of the following (in thousands):

	December 31,
	2024	2023
Owned assets:
Network equipment	$1,085,979	$983,996
Owned buildings and leasehold improvements	470,713	444,187
System infrastructure (including owned fiber)	651,621	607,060
Software	13,780	12,747
Office and other equipment	29,030	26,656
Land	135,871	135,877
Asset retirement obligations	31,965	34,951
	2,418,959	2,245,474
Less—Accumulated depreciation and amortization	(1,350,672)	(1,124,385)
	1,068,287	1,121,089
Assets under finance leases:
IRUs	900,772	701,902
Less—Accumulated depreciation and amortization	(304,892)	(285,174)
	595,880	416,728
Property and equipment, net	$1,664,167	$1,537,817

Depreciation and amortization expense related to property and equipment and finance leases was $296.2 million, $229.9 million and $92.2 million, for the years ended December 31, 2024, 2023 and 2022, respectively.

The Company capitalizes the compensation cost of employees directly involved with its construction activities. In the years ended December 31, 2024, 2023 and 2022, the Company capitalized compensation costs of $45.9 million, $35.5 million and $12.6 million, respectively. These amounts are included in system infrastructure costs.

3. Accrued and other liabilities and prepaid expenses and other current assets:

Accrued and other current liabilities consist of the following (in thousands):

	December 31,
	2024	2023
Operating accruals	$56,551	$31,254
Interest rate swap agreement - current portion	18,262	21,568
Deferred revenue—current portion	6,239	6,549
Payroll and benefits	17,103	13,696
Taxes	28,764	41,820
Interest	7,690	5,636
Total	$134,609	$120,523

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2024	2023
Prepaid commissions, current portion	$18,783	$15,751
Prepaid taxes	21,061	32,826
Prepaid operating expenses	34,260	32,011
Total	$74,104	$80,588

4. Long-term debt:

As of December 31, 2024, the Company had outstanding $300.0 million aggregate principal amount of 2027 Mirror Notes, $450.0 million aggregate principal amount of 2027 Notes, $500.0 million aggregate principal amount of 2026 Notes and $206.0 million aggregate principal amount of IPv4 Notes.

The IPv4 Notes were issued in May 2024 and bear interest at a rate of 7.924%, with an anticipated term ending in May 2029 (such anticipated repayment date, the “ARD”). Interest on the IPv4 Notes is paid monthly. The 2027 Mirror Notes were issued in June 2024, are due on June 15, 2027, and bear interest at a rate of 7.00% per year. The 2027 Notes were issued in June 2022, are due on June 15, 2027, and bear interest at a rate of 7.00% per year. Interest on the 2027 Mirror Notes and 2027 Notes is paid semi-annually on June 15 and December 15 of each year. The 2026 Notes were issued in May 2021, are due on May 1, 2026, and bear interest at a rate of 3.50% per year. Interest on the 2026 Notes is paid semi-annually on May 1 and November 1 of each year. In June 2022, the Company redeemed and extinguished its €350.0 million aggregate principal amount of Senior Unsecured Euro Notes due 2024 (the “2024 Notes”). The 2024 Notes were due on June 30, 2024 and bore interest at a rate of 4.375% per year. Interest on the 2024 Notes was paid semi-annually on June 30 and December 30 of each year.

Issuance of $300.0 Million Principal Amount of 2027 Mirror Notes

On June 11, 2024, Group and Cogent Finance, Inc. (the “Co-Issuer” and, together with Group, the “Issuers”), two wholly owned subsidiaries of the Company, completed an offering of $300.0 million aggregate principal amount of its 2027 Mirror Notes for issuance in a private placement not registered under the U.S. Securities Act of 1933, as amended (the “Securities Act”). The 2027 Mirror Notes were offered and sold only to persons reasonably believed to be qualified institutional buyers in an unregistered offering pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons in transactions outside the United States in compliance with Regulation S under the Securities Act. The 2027 Mirror Notes have the same maturity date and call protection, bear interest at the same rate and otherwise have substantially the same terms as the 2027 Notes; however, the 2027 Mirror Notes are not fungible (from a trading or tax perspective) with the 2027 Notes and are a separate series of notes from the 2027 Notes.

The 2027 Mirror Notes were issued at a price equal to 98.50% of their face value. The net proceeds from the offering were approximately $291.9 million after deducting the discount and offering expenses. Group used $114.6 million of the net proceeds from the offering to exercise a contractual option to prepay in full the IRU Lease noted above, at a discount. Group expects to use the remainder of the net proceeds for general corporate purposes and/or to make special or recurring dividends to the Company.

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

Issuance of $206.0 Million Principal Amount of IPv4 Notes

On May 2, 2024, Cogent IPv4 LLC (the “IPv4 Issuer”), a special-purpose, bankruptcy remote, indirect wholly owned subsidiary of the Company, issued $206.0 million principal amount of its IPv4 Notes in an offering exempt from registration under the Securities Act. The net proceeds from the offering, after debt offering costs, were $198.4 million and are expected to be used for general corporate purposes.

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

Cogent Communications LLC (in such capacity, the “Manager”) performs certain monthly services related to the IPv4 Address Assets and IPv4 Notes including billing customers, collecting amounts paid by customers, forwarding payments to the IPv4 Trustee related to the IPv4 Address Assets and other administrative services. Amounts paid by the Manager to the IPv4 Trustee are reconciled on a monthly basis and the IPv4 Trustee pays the monthly interest on the IPv4 Notes and other expenses from the accumulated customer payments on the IPv4 Address Assets. Amounts held by the IPv4 Trustee before the monthly reconciliation is completed are considered restricted cash. After the IPv4 Trustee pays the monthly interest and other IPv4 Address Asset related costs, including monthly fees paid to the Manager for its services, the residual cash is paid to the Company and is unrestricted.

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

The IPv4 Notes are subject to a series of covenants and restrictions customary for transactions of this type. These covenants and restrictions include (i) that the IPv4 Issuer maintains a liquidity reserve account to be used to make required payments in respect of the IPv4 Notes with such funds considered restricted cash; (ii) provisions relating to optional and mandatory prepayments, including specified make-whole payments in the case of certain optional prepayments of the IPv4 Notes prior to the monthly payment date in May of 2028; (iii) certain indemnification payments in the event, among other things, that the transfers of the assets pledged as collateral for the IPv4 Notes are in stated ways defective or ineffective; and (iv) covenants relating to recordkeeping, access to information and similar matters. As provided in the IPv4 Base Indenture, the IPv4 Notes are also subject to rapid amortization in the event of a failure to maintain a stated debt service coverage ratio as defined in the IPv4 Indenture. A rapid amortization may be cured if the debt service coverage ratio exceeds a certain threshold for a certain period of time, upon which cure, regular amortization, if any, will resume. In addition, if certain utilization thresholds are not met (i.e., the proportion of IP addresses which are leased to the total number of IP addresses owned by the IPv4 Issuer falls below certain thresholds), the IPv4 Issuer will be required to apply collections to the repayment of the IPv4 Notes, and in certain circumstances, the noteholders will have the ability to direct a sale of the IP Address Assets, in whole or in part, pursuant to the terms set forth in the IPv4 Indenture. The IPv4 Notes are also subject to certain customary events of default, including events relating to non-payment of required interest, principal or other amounts due on or with respect to the IPv4 Notes, failure to comply with covenants within certain time frames, certain bankruptcy events, breaches of specified representations and warranties, failure of security interests to be effective and certain judgments.

Issuance of the 2027 Notes and Redemption of 2024 Notes

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

The net proceeds from the 2027 Notes offering were $446.0 million after deducting the $2.7 million discount and $1.3 million of offering expenses. The Company used a portion of the net proceeds from the 2027 Notes offering to redeem its 2024 Notes. The Company expects to use the remaining net proceeds from the 2027 Notes offering for general corporate purposes, and/or to repurchase the Company’s common stock or for special or recurring dividends to the Company’s stockholders. In connection with full redemption of its 2024 Notes, Group issued a conditional notice of full redemption to holders of the 2024 Notes, specifying June 30, 2022 as the redemption date (the “Redemption Date”). On the 2027 Notes Closing Date, Group satisfied and discharged its obligations under the 2024 Notes by depositing with a designee of the trustee for the 2024 Notes sufficient funds to pay the principal of the Premium (defined below) and accrued and unpaid interest on the Euro Notes to the Redemption Date. The 2024 Notes were issued in Euros and were reported in the Company’s reporting currency, US dollars, until they were extinguished and redeemed. Prior to the redemption of the 2024 Notes, the gain on foreign exchange on the 2024 Notes from converting Euros into US dollars was $31.6 million for 2022.

Unless earlier redeemed or repurchased, the 2027 Notes will mature on June 15, 2027. After June 15, 2024, Group may redeem the 2027 Notes, in whole or in part, at a redemption price ranging from 103.5% of the aggregate principal amount of the 2027 Notes redeemed to par (depending on the year), in each case, as set forth in the 2027 Notes Indenture, plus accrued and unpaid interest, if any.

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

The 2024 Notes bore interest at a rate of 4.375% per annum and was paid semi-annually in arrears on June 30 and December 30 of each year. The 2024 Notes were scheduled to mature on June 30, 2024. The 2024 Notes were issued in Euros and were reported in the Company’s reporting currency — US dollars. As of December 31, 2022, the 2024 Notes were valued at $397.0 million, resulting in a gain on foreign exchange of $32.5 million for the year ended December 31, 2022.

In June 2022, Group redeemed the 2024 Notes, as noted above.

Limitations Under the Indentures

The indentures governing the 2026 Notes, the 2027 Notes and the 2027 Mirror Notes (the “Indentures”), among other things, limit the ability of Group and its restricted subsidiaries to incur indebtedness; to pay dividends or make other distributions; to make certain investments and other restricted payments; to create liens; to consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; to incur restrictions on the ability of a subsidiary to pay dividends or make other payments; and to enter into certain transactions with its affiliates. There are certain exceptions to the limitations on the ability to incur indebtedness under the Indentures, including IRU agreements incurred in the normal course of business and any additional indebtedness if Group’s consolidated leverage ratio, as defined in the Indentures, is less than 6.0 to 1.0 or Group’s fixed charge coverage ratio, as defined in the Indentures, is 2.0 to 1.0 or greater. Group and its subsidiaries can also incur unlimited liens (which can be used, together with capacity under the debt covenant, to incur additional secured indebtedness) if Group’s consolidated secured leverage ratio, as defined in the Indentures, is less than 4.0 to 1.0. Under the Indentures, Group and its restricted subsidiaries can pay dividends, make other distributions, make certain investments and make other restricted payments under certain circumstances, including if, after giving pro forma effect to such restricted payment, Group could still incur $1 of “Ratio Debt,”, as defined (i.e., either its consolidated leverage ratio is less than 6.0 to 1.0 or its fixed charge coverage ratio is 2.0 to 1.0 or greater). As of December 31, 2024, Group’s consolidated leverage ratio was below 6.0, Group’s consolidated secured leverage ratio was below 4.0 and Group’s fixed charge coverage ratio was above 2.0. As of December 31, 2024, a total of $303.6 million was unrestricted and permitted for restricted payments, including dividends and stock purchases.

The aggregate future contractual maturities of long-term debt were as follows as of December 31, 2024 (in thousands):

For the year ending December 31,
2025	$—
2026	500,000
2027	750,000
2028	—
2029	206,000
Thereafter	—
Total	$1,456,000

Interest Rate Swap Agreement

As of December 31, 2024, the Company was party to the Swap Agreement that has the economic effect of modifying the fixed interest rate obligation associated with its 2026 Notes to a variable interest rate obligation based on the Secured Overnight Financing Rate (“SOFR”) so that the interest payable on the 2026 Notes effectively became variable based on overnight SOFR. The critical terms of the Swap Agreement match the terms of the 2026 Notes, including the notional amount and the optional redemption date on February 1, 2026. The Company did not elect hedge accounting for the Swap Agreement. The Swap Agreement is recorded at its fair value at each reporting period, and the Company incurs gains and losses due to changes in market interest rates. By entering into the Swap Agreement, the Company has assumed the risk associated with variable interest rates. Changes in interest rates affect the valuation of the Swap Agreement that the Company recognizes in its consolidated statements of comprehensive income. The values that the Company reports for the Swap Agreement as of each reporting date are recognized as “interest expense including change in valuation – interest rate swap agreement” with the corresponding amounts included in assets or liabilities in the Company’s consolidated balance sheets.

As of December 31, 2024, the fair value of the Swap Agreement was a net liability of $22.3 million, of which $18.3 million is presented with accrued and other current liabilities and $4.0 million is presented with other long-term liabilities. As of December 31, 2023, the fair value of the Swap Agreement was a net liability of $38.7 million, of which $21.6 million is presented with accrued and other current liabilities and $17.1 million is presented with other long-term liabilities. Unrealized gains (losses) related to the Swap Agreement are included in interest expense. As of December 31, 2024, the Company has made a $23.4 million deposit with the counterparty to the Swap Agreement. If the fair value of the Swap Agreement exceeds a net liability of $23.4 million, the Company will be required to deposit additional funds with the counterparty equal to the net liability fair value. As of December 31, 2024, $22.3 million of the deposit was restricted and $1.1 million was unrestricted.

Under the Swap Agreement, the Company pays the counterparty a semi-annual payment based upon overnight SOFR plus a contractual interest rate spread, and the counterparty pays the Company a semi-annual fixed 3.50% interest payment. The settlement payment is made each November and May until the Swap Agreement expires in February 2026. Under the settlements paid in May and November 2024, the Company paid a total of $24.2 million to the counterparty for a net cash interest cost of $24.2 million. Under the settlements paid in May and November 2023, the Company paid a total of $21.5 million to the counterparty for a net cash interest cost of $21.5 million. Under the settlements paid in May and November 2022, the Company paid a total of $2.1 million to the counterparty for a net cash interest cost of $2.1 million.

5. Income taxes:

The components of (loss) income before income taxes consist of the following (in thousands):

	Years Ended December 31,
	2024	2023	2022
Domestic	$(257,523)	$1,217,084	$34,784
Foreign	(2,126)	2,393	(8,408)
Total (loss) income before income taxes	$(259,649)	$1,219,477	$26,376

The income tax benefit (expense) is comprised of the following (in thousands):

	Years Ended December 31,
	2024	2023	2022
Current:
Federal	$—	$(3,638)	$—
State	4,620	(11,868)	(4,195)
Foreign	(351)	(203)	(496)
Deferred:
Federal	54,859	53,393	(16,299)
State	(3,143)	16,086	(143)
Foreign	(410)	194	(97)
Total income tax benefit (expense)	$55,575	$53,964	$(21,230)

Our consolidated temporary differences comprising our net deferred tax assets are as follows (in thousands):

	December 31,
	2024	2023
Deferred Tax Assets:
Net operating loss carry-forwards	$236,346	$244,306
Interest expense limitation	66,386	34,828
Accrued liabilities and other	8,584	12,055
Operating leases	98,261	107,563
Total gross deferred tax assets	409,577	398,752
Valuation allowance	(131,773)	(136,533)
	277,804	262,219
Deferred Tax Liabilities:
Property & equipment	308,254	295,630
Intangibles	113,596	118,727
Deferred consideration – IP Transit Services Agreement	63,070	114,844
Investment in foreign subsidiaries	95,974	100,081
Right-of-use assets	95,176	104,435
Gross deferred tax liabilities	676,070	733,717
Net deferred tax liabilities	$398,266	$471,498

The acquisition of Sprint was an asset acquisition for US federal income tax purposes. The Company recorded a net, deferred tax liability of $475 million, that represents the difference in book basis and tax basis of the assets acquired and liabilities assumed. The Seller indemnified the Company for historical tax exposures and the estimated indemnification asset is not material.

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

As of December 31, 2024, the Company has combined net operating loss carry-forwards of $1.0 billion. This amount includes federal net operating loss carry-forwards in the United States of $27.4 million, net operating loss carry-forwards related to its European operations of $956.9 million and $35.6 million related to its other international operations. Section 382 of the Internal Revenue Code in the United States limits the utilization of net operating losses when ownership changes, as defined by that section, occur. The Company has performed an analysis of its Section 382 ownership changes and has determined that the utilization of certain of its net operating loss carryforwards in the United States is limited based on the annual Section 382 limitation and remaining carryforward period. Of the net operating losses available at December 31, 2024 in the United States $12.8 million are limited for use under Section 382. Net operating loss carryforwards outside of the United States totaling $992.5 million are not subject to limitations similar to Section 382. There are $12.8 million of net operating loss carryforwards in the United States that will expire, if unused, in 2025. The net operating loss carry-forwards related to the Company’s European operations include $828.0 million that do not expire and $128.8 million that expire between 2025 and 2038.

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

In the normal course of business, the Company takes positions on its tax returns that may be challenged by taxing authorities. The Company evaluates all uncertain tax positions to assess whether the position will more likely than not be sustained upon examination. If the Company determines that the tax position is not more likely than not to be sustained, the Company records a liability for the amount of the benefit that is not more likely than not to be realized when the tax position is settled. The Company did not have a material liability for uncertain tax positions at December 31, 2024, 2023 and 2022, and does not expect that its liability for uncertain tax positions will materially increase during the year ended December 31, 2025; however, actual changes in the liability for uncertain tax positions could be different than currently expected. If recognized, changes in the Company’s total unrecognized tax benefits would impact the Company’s effective income tax rate.

The Company or one of its subsidiary’s files income tax returns in the US federal jurisdiction and various state and foreign jurisdictions. The Company is subject to US federal tax and state tax examinations for years 2005 to 2025. The Company is subject to tax examinations in its foreign jurisdictions generally for years 2005 to 2024.

The following is a reconciliation of the Federal statutory income taxes to the amounts reported in the financial statements (in thousands).

	Years Ended December 31,
	2024	2023	2022
Federal income tax expense at statutory rates	$54,381	$(256,086)	$(5,537)
Effect of:
State income taxes, net of federal benefit	1,587	3,722	(1,700)
Impact of foreign operations	(1,602)	868	(651)
Non-deductible expenses	(2,713)	(2,783)	(2,679)
Bargain purchase gain - Sprint Business acquisition	4,662	295,351	—
Tax effect of TCJA from foreign earnings	—	(490)	(360)
Changes in valuation allowance	(740)	13,382	(10,303)
Income tax benefit (expense)	$55,575	$53,964	$(21,230)

6. Commitments and contingencies:

Current and potential litigation

In accordance with the accounting guidance for contingencies, the Company accrues its estimate of a contingent liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Where it is probable that a liability has been incurred and there is a range of expected loss for which no amount in the range is more likely than any other amount, the Company accrues at the low end of the range. The Company reviews its accruals at least quarterly and adjusts them to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular matter. The Company has taken certain positions related to its obligations for leased circuits for which it is reasonably possible to result in a loss of up to $4.3 million in excess of the amount accrued at December 31, 2024.

In the ordinary course of business, the Company is involved in other legal activities and claims. Because such matters are subject to many uncertainties and the outcomes are not predictable with assurance, the liability related to these legal actions and claims cannot be determined with certainty. Management does not believe that such claims and actions will have a material impact on the Company’s financial condition or results of operations. Judgment is required in estimating the ultimate outcome of any dispute resolution process, as well as any other amounts that may be incurred to conclude the negotiations or settle any litigation. Actual results may differ from these estimates under different assumptions or conditions, and such differences could be material.

Network equipment sites and data center facilities

The Company enters into service agreements related to network equipment sites and for data center facilities. Future minimum annual payments under these arrangements are as follows (in thousands):

For the year ending December 31,
2025	$41,100
2026	19,296
2027	11,206
2028	4,407
2029	1,100
Thereafter	477
$77,586

Expenses related to these arrangements were $35.3 million in 2024, $29.1 million in 2023 and $21.8 million in 2022. Short - term lease expense was $14.4 million for 2024, $9.8 million for 2023 and $1.1 million for 2022.

Unconditional purchase obligations

Unconditional purchase obligations for equipment and services totaled $107.2 million at December 31, 2024. As of December 31, 2024, the Company had also committed to additional dark fiber IRU finance and operating lease agreements totaling $184.3 million in future payments to be paid over periods of up to 20 years. These obligations begin when the related fiber is accepted, which is generally expected to occur in 2025. Future minimum payments under these dark fiber IRU obligations are $12.5 million, $7.4 million, $7.3 million, $7.3 million and $7.3 million for the years ending December 31, 2025 to December 31, 2029, respectively, and $142.4 million, thereafter.

Defined contribution plan

The Company sponsors a 401(k) defined contribution plan that provides for a Company matching payment. The Company matching payments were paid in cash and were $2.8 million for 2024, $2.3 million for 2023 and $0.9 million for 2022.

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

Common stock buybacks

The Company’s Board of Directors has approved $50.0 million for purchases of the Company’s common stock under a buyback program (the “Buyback Program”) through 2025. At December 31, 2024, there was $22.4 million remaining for purchases under the Buyback Program. In June 2024, the Company purchased 153,322 shares of its common stock for $8.0 million at an average share price of $51.97. There were no purchases of common stock in 2023 or 2022.

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

8. Stock option and award plan:

Incentive award plan

The Company grants restricted stock and options for common stock under its award plan, as amended (the “Award Plan”). Stock options granted under the Award Plan generally vest over a four-year period and have a term of ten years. Grants of shares of restricted stock granted under the Award Plan generally vest over periods ranging from three to four years. Compensation expense for all awards is recognized on a straight-line basis over the service period. Awards with graded vesting terms that are subject only to service conditions are recognized on a straight-line basis. Certain option and share grants provide for accelerated vesting if there is a change in control, as defined. For grants of restricted stock, when an employee terminates prior to full vesting the employee retains their vested shares, and the employees’ unvested shares are returned to the Award Plan. For grants of options for common stock, when an employee terminates prior to full vesting, the employee may elect to exercise their vested options for a period of ninety days, and any unvested options are returned to the Award Plan. Shares issued to satisfy awards are provided from the Company’s authorized shares. The vesting of certain shares granted to the Company’s executives is subject to certain performance conditions determined by the Company’s Board of Directors. The vesting of certain shares granted to the Company’s CEO is subject to the total shareholder return of the Company’s common stock compared to the total shareholder return of the Nasdaq Telecommunications Index, the

Company’s growth rate in revenue, the Company’s growth rate in cash flow from operating activities,and the Company’s growth rate in earnings before interest and depreciation, as adjusted, with each portion of the CEO’s performance-based equity award subject to a cap and no shares earned if performance with respect to a target is less than zero.

The accounting for equity-based compensation expense requires the Company to make estimates and judgments that affect its financial statements. These estimates for stock options include the following:

Expected Dividend Yield—The Company uses an expected dividend yield based upon expected annual dividends and the Company’s stock price.

Expected Volatility—The Company uses its historical volatility for a period commensurate with the expected term of the option.

Risk-Free Interest Rate—The Company uses the zero-coupon US Treasury rate during the quarter having a term that most closely resembles the expected term of the option.

Expected Term of the Option—The Company estimates the expected life of the option term by analyzing historical stock option exercises.

Forfeiture Rates—The Company estimates its forfeiture rate based on historical data with further consideration given to the class of employees to whom the options or shares were granted.

The weighted-average per share grant date fair value of options was $12.95 in 2024, $12.81 in 2023 and $10.73 in 2022. The following assumptions were used for determining the fair value of options granted in the three years ended December 31, 2024:

	Years Ended
	December 31,
Black-Scholes Assumptions	2024	2023	2022
Dividend yield	6.0%	5.8%	5.9%
Expected volatility	34.9%	33.4%	33.1%
Risk-free interest rate	4.1%	3.8%	3.0%
Expected life of the option term (in years)	4.1	4.1	4.1

Stock option activity under the Company’s Award Plan during the year ended December 31, 2024, was as follows:

	Number of	Weighted-Average
	Options	Exercise Price
Outstanding at December 31, 2023	198,775	$61.97
Granted	120,784	$70.21
Cancelled and expired	(62,138)	$66.05
Exercised—intrinsic value $0.5 million; cash received $1.2 million	(36,465)	$60.45
Outstanding at December 31, 2024—$2.7 million intrinsic value and 7.7 years weighted-average remaining contractual term	220,956	$65.58
Exercisable at December 31, 2024—$1.5 million intrinsic value and 6.1 years weighted-average remaining contractual term	95,330	$62.15
Expected to vest—$2.3 million intrinsic value and 7.4 years weighted-average remaining contractual term	183,864	$64.94

A summary of the Company’s non-vested restricted stock awards as of December 31, 2024 and the changes during the year ended December 31, 2024 are as follows:

		Weighted-Average
		Grant Date
Non-vested awards	Shares	Fair Value
Non-vested at December 31, 2023	1,261,623	$62.89
Granted	672,098	$68.58
Vested	(315,559)	$66.11
Forfeited	(128,885)	$66.66
Non-vested at December 31, 2024	1,489,277	$64.45

The weighted average per share grant date fair value of restricted stock granted was $68.58 in 2024 (0.7 million shares), $60.05 in 2023 (0.6 million shares) and $66.08 in 2022 (0.4 million shares). The fair value was determined using the quoted market price of the Company’s common stock on the date of grant. Valuations were obtained to determine the fair value for the shares granted to the Company’s CEO that are subject to the total shareholder return of the Company’s common stock compared to the total shareholder return of the Nasdaq Telecommunications Index.

	Years Ended
	December 31,
Additional Award Plan Information – Related to Stock Options & Restricted Stock (thousands)	2024	2023	2022
Equity-based compensation expense	$25,738	$26,924	$24,439
Income tax benefit related to stock options and restricted stock	2,469	3,307	2,489
Capitalized compensation expense related to stock options and restricted stock	3,100	3,541	2,277
Intrinsic value of stock options exercised	573	456	305
Fair value of shares of restricted stock vested	22,489	30,113	25,792

As of December 31, 2024, there was $48.0 million of total unrecognized compensation cost related to non-vested equity-based compensation awards. That cost is expected to be recognized over a weighted average period of 1.9 years.

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

On January 6, 2023, the Company entered into two lease agreements (the “New Leases”), one with Thorium LLC (“Thorium”) and one with Germanium LLC (“Germanium”), entities owned by the Company’s Chief Executive Officer and Chairman, David Schaeffer.The first of the New Leases is with Thorium for 54,803 square feet of office space, which serves as office space for the Company replacing a portion of its office space in the Northern Virginia area (“Office Lease”). The second of the New Leases is with Germanium LLC for 1,587 square feet of technical space which serves as network operations space for the Company (“Network Operations Lease”). The term for each of the New Leases is five years beginning on April 1, 2023. Both of the New Leases are cancellable by the Company without penalty upon 60 days written notice. The Company took occupancy of the office space and network operations space in April 2023. The amount of fixed annual rent during the term of the Office Lease is $1.2 million, and the Company is responsible for paying its proportionate share of the building’s operating expenses that exceed a 2023 base year. The amount of fixed annual rent for the Network Operations Lease is $34,914, and the Company is also responsible for paying its metered utility costs and a proportionate share of the building’s other operating expenses that exceed a 2023 base year.

On July 25, 2023 the Company entered into a Second Amendment to the lease agreement with Germanium (the “Amendment”), which amended the Network Operations Lease to lease an additional 7,369 square feet on the first floor of the building, beginning on August 1, 2023, in connection with the planned expansion of the technical space. This included 4,987 square feet for an auditorium suitable for training and 2,382 square feet for the data center in the building. The amended Network Operations Lease remains cancellable by the Company without penalty upon 60 days written notice. The Amendment provides for $162,118 of additional fixed annual rent during the term of the Network Operations Lease, plus a proportionate share of real estate taxes and operating expenses and separately metered utilities expense.

The Company paid $3.3 million in 2024, $2.8 million in 2023 and $1.7 million in 2022 for rent and related costs (including taxes and utilities) for these leases.

10. Geographic and segment information:

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing the Company’s performance. The Company’s Chief Executive officer and Chairman, Dave Schaeffer is the Company’s CODM. The Company has one operating segment. The CODM regularly reviews the following amounts on a worldwide consolidated basis as presented in the Company’s consolidated statements of comprehensive income (loss);

●	Service revenue
●	Network operations expense
●	Selling, general and administrative (“SG&A”) expenses
●	Amortization of compensation expense
o	As components of SG&A and network operations expense
●	Interest expense
●	Gain on bargain purchase – Sprint business
●	Net income (loss)

The Company’s results are evaluated for performance and resource allocation decisions based on consolidated net (loss) income. The consolidated operating segment financial information regularly reviewed by the CODM, inclusive of assets, revenue, expenses, profit or loss, and noncash items are included in the Consolidated Statements of Comprehensive Income (Loss), Consolidated Balance Sheets, and Consolidated Statements of Cash Flows.

Revenues are attributed to regions based on where the services are provided. Below are the Company’s service revenues and long-lived assets by geographic region - including property plant and equipment and excluding intangible assets (in thousands):

Year Ended December 31, 2024	On-net	Off-net	Wavelengths	Non-core	Total
North America	$424,437	$426,857	$19,015	$17,692	$888,001
Europe	94,363	21,242	172	347	116,124
Oceania	18,205	5,013	9	91	23,318
South America	7,080	896	—	43	8,019
Africa	543	99	—	—	642
Total	$544,628	$454,107	$19,196	$18,173	$1,036,104

Year Ended December 31, 2023	On-net	Off-net	Wavelengths	Non-core	Total
North America	$401,213	$367,210	$5,653	$28,614	$802,690
Europe	88,310	19,913	—	147	108,370
Oceania	15,769	5,587	—	71	21,427
South America	6,957	684	—	8	7,649
Africa	687	99	—	—	786
Total	$512,936	$393,493	$5,653	$28,840	$940,922

Year Ended December 31, 2022	On-net	Off-net	Wavelengths	Non-core	Total
North America	$350,256	$128,486	$—	$619	$479,361
Europe	82,451	16,144	—	49	98,644
Oceania	13,689	1,271	—	3	14,963
South America	5,656	174	—	2	5,832
Africa	727	77	—	—	804
Total	$452,779	$146,152	—	$673	$599,604

	December 31,	December 31,
	2024	2023
Long lived assets, net
North America	$1,579,495	$1,487,429
Europe and other	158,854	162,529
Total	$1,738,349	$1,649,958

11. Subsequent Events:

Dividend

On February 26, 2025, the Company’s Board of Directors approved the payment of a quarterly dividend of $1.005 per common share. The dividend for the first quarter of 2025 will be paid to holders of record on March 13, 2025. This estimated $47.8 million dividend payment is expected to be made on March 28, 2025.

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

As required by Rule 13a-15(d) of the Exchange Act, we have assessed our internal control system in relation to criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission (2013 Framework). Based upon these criteria, we believe that, as of December 31, 2024, our system of internal control over financial reporting was effective.

The independent registered public accounting firm, Ernst & Young LLP, has audited our 2024 financial statements. Ernst & Young LLP was given unrestricted access to all financial records and related data, including minutes of all meetings of stockholders, the Board of Directors and committees of the Board. Ernst & Young LLP has issued an unqualified report on our 2024 financial statements as a result of the audit and also has issued an unqualified report on our internal control over financial reporting which is attached hereto.

Cogent Communications Holdings, Inc.

February 28, 2025

By:	/s/ DAVID SCHAEFFER
David Schaeffer
Chief Executive Officer

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Cogent Communications Holdings, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Cogent Communications Holdings, Inc., and subsidiaries’ internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Cogent Communications Holdings, Inc., and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of comprehensive (loss) income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a)2 and our report dated February 28, 2025 expressed an unqualified opinion thereon.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Tysons, Virginia

February 28, 2025

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated in this report by reference to the information set forth under the captions entitled “Proposal No. 1- Election of Directors,” “Executive Officers and Significant Employees,” “The Board of Directors and Committees,” and, if applicable, ”Delinquent Section 16(a) Reports” in our Proxy Statement for the 2025 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year (the “2025 Proxy Statement”).

Insider Trading Policy and Procedures

We have adopted an [Insider Trading Compliance Policy] that governs the purchase, sale, and/or other dispositions of our securities by directors, officers and employees that is reasonably designed to promote compliance with insider trading laws, rules and regulations and Nasdaq listing standards. A copy of our Insider Trading Compliance Policy is filed as Exhibit 19.1 to this report.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated in this report by reference to the information set forth under the captions entitled “The Board of Directors and Committees,” “Compensation Discussion and Analysis,” “Employment Agreements and Potential Post-Employment Compensation Arrangements,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the 2025 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated in this report by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in the 2025 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated in this report by reference to the information set forth under the caption “Certain Relationships and Related Transactions” and “The Board of Directors and Committees” in the 2025 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated in this report by reference to the information set forth under the caption “Relationship with Independent Registered Public Accountants” in the 2025 Proxy Statement.

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
4.5

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

4.8

First Supplemental Indenture, dated as of May 2, 2024, by and among Cogent Communications Group, LLC, Sprint Solutions Wireline LLC and Wilmington Trust, National Association, as trustee (previously filed as Exhibit 4.4 to our Current Report on Form 8-K, filed on May 6, 2024, and incorporated herein by reference).

4.9

Second Supplemental Indenture, dated as of May 3, 2024, by and among Cogent Communications Group, LLC, Cogent Finance, Inc. and Wilmington Trust, National Association, as trustee and collateral agent (previously filed as Exhibit 4.5 to our Current Report on Form 8-K, filed on May 6, 2024, and incorporated herein by reference).

4.10

Second Supplemental Indenture, dated as of May 3, 2024, by and among Cogent Communications Group, LLC, Cogent Finance, Inc. and Wilmington Trust, National Association, as trustee (previously filed as Exhibit 4.6 to our Current Report on Form 8-K, filed on May 6, 2024, and incorporated herein by reference).

4.11

Indenture, dated as of June 11, 2024 among Cogent Communications Group, LLC, Cogent Finance Inc., the guarantors named therein and Wilmington Trust National Association as trustee (previously filed as Exhibit 4.1 to our Current Report on Form 8-K, filed on June 11, 2024, and incorporated herein by reference).

4.12	Form of 7.000% Senior Note due 2027 (previously filed as Exhibit 4.2 to our Current Report on Form 8-K, filed on June 11, 2024, and incorporated herein by reference).
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

10.23#

Form of Restricted Stock Award between the Company and the Vice President named executive officers (Retention) (previously filed as Exhibit 10.23 to our Annual Report on Form 10-K, filed on February 29, 2024, and incorporated herein by reference).

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

10.27#

First Amendment to Cogent Communications Holdings, Inc. 2017 Incentive Award Plan (previously filed as Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed March 15, 2019, and incorporated herein by reference).

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

10.39#

Amendment No. 10 to Employment Agreement of David Schaeffer, dated as of January 14 2025 (previously filed as Exhibit 10.1 to our Current Report on Form 8 - K, filed on January 15, 2025, and incorporated herein by reference).

10.40#

Form of 2025 Restricted Stock Award between the Company and David Schaeffer (previously filed as Exhibit 10.2 to our Current Report on Form 8 - K, filed on January 15, 2025, and incorporated herein by reference).

19.1	Insider Trading Compliance Policy (filed herewith).
21.1	Subsidiaries (filed herewith)
23.1	Consent of Ernst & Young LLP (filed herewith)
31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer (furnished herewith)

32.2	Certification of Chief Financial Officer (furnished herewith)
97.1

Policy for Recovery of Erroneously Awarded Compensation (previously filed as Exhibit 97.1 to our Annual Report on Form 10 - K for the year ended December 31, 2023, filed on February 29, 2024, and incorporated herein by reference).

99.1

Policy Against Excise Tax Gross-ups on “Golden Parachute” Payments, with effect from April 7, 2010 (previously filed as Exhibit 99.1 to our Current Report on Form 8-K, filed on April 7, 2010, and incorporated herein by reference).

101

The following materials from the Annual Report on Form 10-K of Cogent Communications Holdings, Inc. for the year ended December 31, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Changes in Stockholders’ Equity (Deficit), (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

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

Schedule II

COGENT COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at	Charged to		Balance at
	Beginning of	Costs and		End of
Description	Period	Expenses	(Deductions)	Period
Deferred tax valuation allowance
Year ended December 31, 2022	$132,800	$16,583	$(8,488)	$140,895
Year ended December 31, 2023	$140,895	$10,486	$(14,848)	$136,533
Year ended December 31, 2024	$136,533	$2,055	$(6,815)	$131,773

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COGENT COMMUNICATIONS HOLDINGS, INC.

Dated: February 28, 2025	By:	/s/ DAVID SCHAEFFER
		Name:	David Schaeffer
		Title:	Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID SCHAEFFER	Chairman and Chief Executive Officer
David Schaeffer	(Principal Executive Officer)	February 28, 2025

/s/ THADDEUS WEED	Vice President, Chief Financial Officer and Treasurer
Thaddeus Weed	(Principal Financial and Principal Accounting Officer)	February 28, 2025

/s/ PAUL DE SA
Paul De Sa	Director	February 28, 2025

/s/ STEVEN BROOKS
Steven Brooks	Director	February 28, 2025

/s/ SHERYL KENNEDY
Sheryl Kennedy	Director	February 28, 2025

/s/ DAVID BLAKE BATH
David Blake Bath	Director	February 28, 2025

/s/ MARC MONTAGNER
Marc Montagner	Director	February 28, 2025

/s/ LEWIS H. FERGUSON III
Lewis H. Ferguson III	Director	February 28, 2025

/s/ DENEEN HOWELL
Deneen Howell	Director	February 28, 2025

/s/ EVE HOWARD
Eve Howard	Director	February 28, 2025