Form 10-Q
period 2025-03-31
COGENT COMMUNICATIONS HOLDINGS, INC.
filed 2025-05-08
CIK 1158324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2025

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Common Stock, $0.001 par value 49,337,310 shares outstanding as of April 30, 2025

INDEX

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Condensed Consolidated Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets of Cogent Communications Holdings, Inc. and Subsidiaries as of March 31, 2025 (Unaudited) and December 31, 2024	3
	Condensed Consolidated Statements of Comprehensive Loss of Cogent Communications Holdings, Inc. and Subsidiaries for the Three Months Ended March 31, 2025 and March 31, 2024 (Unaudited)	4
	Condensed Consolidated Statements of Cash Flows of Cogent Communications Holdings, Inc. and Subsidiaries for the Three Months Ended March 31, 2025 and March 31, 2024 (Unaudited)	5
	Notes to Interim Condensed Consolidated Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	44
Item 4.	Controls and Procedures	44

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings	45
Item 1A.	Risk Factors	45
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45
Item 5.	Other Information	45
Item 6.	Exhibits	46
SIGNATURES		47
CERTIFICATIONS

PART I FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

COGENT COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2025 AND DECEMBER 31, 2024

(IN THOUSANDS, EXCEPT SHARE DATA)

	March 31,	December 31,
	2025	2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$153,805	$198,486
Restricted cash	30,165	29,430
Accounts receivable, net of allowance for credit losses of $9,193 and $9,762, respectively	87,955	96,934
Due from T-Mobile, IP Transit Services Agreement, current portion, net of discount of $15,332 and $16,915, respectively	84,668	83,085
Due from T-Mobile, Transition Services Agreement	—	62
Prepaid expenses and other current assets	66,088	74,104
Total current assets	422,681	482,101
Property and equipment:
Property and equipment	3,428,294	3,319,731
Accumulated depreciation and amortization	(1,736,435)	(1,655,564)
Total property and equipment, net	1,691,859	1,664,167
Right-of-use leased assets	324,533	324,315
IPv4 intangible assets	458,000	458,000
Other intangible assets, net	12,591	13,029
Deposits and other assets	30,636	29,596
Due from T-Mobile, IP Transit Services Agreement, net of discount of $9,029 and $12,312, respectively	157,637	179,534
Due from T-Mobile, Purchase Agreement, net of discount of $5,330 and $5,755, respectively	22,785	22,360
Total assets	$3,120,722	$3,173,102
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$55,850	$39,805
Accrued and other current liabilities	146,698	134,609
Due to T-Mobile – Transition Services Agreement	218	525
Current maturities, operating lease liabilities	55,973	57,172
Finance lease obligations, current maturities	24,685	21,225
Total current liabilities	283,424	253,336
Senior secured 2026 notes, net of unamortized debt costs of $306 and $375, respectively, and discounts of $408 and $499, respectively	499,286	499,126
Senior unsecured 2027 notes, net of unamortized debt costs of $1,824 and $2,013, respectively, and discounts of $6,395 and $7,053, respectively	741,781	740,934
Secured IPv4 notes, net of debt costs of $6,381 and $6,702, respectively	199,619	199,298
Operating lease liabilities, net of current maturities	295,864	302,004
Finance lease obligations, net of current maturities	543,852	517,161
Deferred income tax liabilities	379,712	398,266
Other long-term liabilities	34,340	40,129
Total liabilities	2,977,878	2,950,254
Commitments and contingencies:
Stockholders’ equity:
Common stock, $0.001 par value; 75,000,000 shares authorized; 49,337,310 and 49,034,925 shares issued and outstanding, respectively	49	49
Additional paid-in capital	639,248	629,829
Accumulated other comprehensive loss	(18,933)	(30,685)
Accumulated deficit	(477,520)	(376,345)
Total stockholders’ equity	142,844	222,848
Total liabilities and stockholders’ equity	$3,120,722	$3,173,102

The accompanying notes are an integral part of these condensed consolidated balance sheets.

COGENT COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND MARCH 31, 2024

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three Months Ended	Three Months Ended
	March 31, 2025	March 31, 2024
	(Unaudited)	(Unaudited)
Service revenue	$247,048	$266,168
Operating expenses:
Network operations (including $490 and $385 of equity-based compensation expense, respectively, exclusive of depreciation and amortization shown separately below)	137,439	168,933
Selling, general, and administrative (including $7,523 and $6,565 of equity-based compensation expense, respectively)	73,863	76,696
Acquisition costs – Sprint Business	—	9,037
Depreciation and amortization	76,038	70,891
Total operating expenses	287,340	325,557
Operating loss	(40,292)	(59,389)
Interest expense, including change in valuation interest rate swap agreement	(34,216)	(29,162)
Reduction to gain on bargain purchase – Sprint Business	—	(5,470)
Interest income – IP Transit Services Agreement	4,686	7,330
Interest income (loss) – Purchase Agreement	425	(480)
Interest income (loss) and other, net	(865)	2,737
Loss before income taxes	(70,262)	(84,434)
Income tax benefit	18,220	19,127
Net loss	$(52,042)	$(65,307)

Comprehensive loss:
Net loss	$(52,042)	$(65,307)
Foreign currency translation adjustment	11,752	(5,034)
Comprehensive loss	$(40,290)	$(70,341)

Net loss per common share:
Basic net loss per common share	$(1.09)	$(1.38)
Diluted net loss per common share	$(1.09)	$(1.38)
Dividends declared per common share	$1.005	$0.965

Weighted-average common shares - basic	47,676,735	47,416,268

Weighted-average common shares - diluted	47,676,735	47,416,268

The accompanying notes are an integral part of these condensed consolidated statements.

COGENT COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND MARCH 31, 2024

(IN THOUSANDS)

	Three Months Ended	Three Months Ended
	March 31, 2025	March 31, 2024
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(52,042)	$(65,307)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	76,038	70,891
Amortization of debt costs and discounts	1,192	342
Amortization of discounts, due from T-Mobile, IP Transit Services & Purchase Agreements	(5,111)	(6,850)
Equity-based compensation expense (net of amounts capitalized)	8,013	6,950
Reduction to gain on bargain purchase – Sprint Business	—	5,470
Deferred income taxes	(18,554)	(33,069)
Changes in operating assets and liabilities:
Accounts receivable	8,979	28,306
Prepaid expenses and other current assets	2,261	890
Due to T-Mobile – Transition Services Agreement	(307)	(61,092)
Due from T-Mobile – Transition Services Agreement	62	(3,052)
Accounts payable, accrued liabilities and other long-term liabilities	18,148	79,098
Deposits and other assets	(2,328)	(3,358)
Net cash provided by operating activities	36,351	19,219
Cash flows from investing activities:
Cash receipts - IP Transit Services Agreement – T-Mobile	25,000	87,500
Acquisition of Sprint Business – severance reimbursement	—	4,334
Purchases of property and equipment	(58,088)	(40,883)
Net cash (used in) provided by investing activities	(33,088)	50,951
Cash flows from financing activities:
Dividends paid	(49,133)	(478)
Proceeds from exercises of stock options	121	164
Principal payments of finance lease obligations	(8,003)	(23,235)
Net cash used in financing activities	(57,015)	(23,549)
Effect of exchange rates changes on cash	9,806	2,872
Net (decrease) increase in cash, cash equivalents and restricted cash	(43,946)	49,493
Cash, cash equivalents and restricted cash, beginning of period	227,916	113,781
Cash, cash equivalents and restricted cash, end of period	$183,970	$163,274
Supplemental disclosure of non-cash financing activities:
Finance lease obligations incurred	$38,961	$54,423

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

Description of business

The Company is a facilities-based provider of low-cost, high-speed Internet access, private network services, optical wavelength and optical transport services and data center colocation space and power. The Company’s network is specifically designed and optimized to transmit packet routed data. The Company delivers its services primarily to businesses, large and small, communications service providers and other bandwidth-intensive organizations in 57 countries across North America, Europe, Asia, South America, Oceania and Africa. The Company is a Delaware corporation and is headquartered in Washington, DC.

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

Acquisition of Sprint Communications

On September 6, 2022, Cogent Infrastructure, Inc. (now Cogent Infrastructure, LLC), a Delaware corporation and a direct wholly owned subsidiary of the Company (the “Buyer” or “Cogent Infrastructure”), entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with Sprint Communications LLC, a Kansas limited liability company (“Sprint Communications”) and an indirect wholly owned subsidiary of T-Mobile US, Inc., a Delaware corporation (“T-Mobile”), and Sprint LLC, a Delaware limited liability company and an indirect wholly owned subsidiary of T-Mobile (the “Seller”), pursuant to which the Company acquired the U.S. long-haul fiber network (including the non-U.S. extensions thereof) of Sprint Communications and its subsidiaries (the “Sprint Business”). Pursuant to the Purchase Agreement, the Company purchased from the Seller all of the issued and outstanding membership interests (the “Purchased Interests”) of Wireline Network Holdings LLC, a Delaware limited liability company that, following an internal restructuring and divisive merger, held Sprint Communications’ assets and liabilities relating to the Sprint Business (such transactions contemplated by the Purchase Agreement, collectively, the “Transaction”). The Purchase Agreement included customary representations, warranties, indemnities and covenants, including regarding the conduct of the Sprint Business prior to the closing of the Transaction (the “Closing”). In addition, the Closing was subject to customary closing conditions, including the receipt of certain required regulatory approvals and consents.

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

Short-term lease payment

The Purchase Agreement also provides for a payment of $28.1 million ($19.8 million net of discount) from the Seller to the Buyer related to acquired short-term operating lease obligations (the “Short-term Lease Payment”). The Short-term Lease Payment will be paid from the Seller to the Company in four equal payments in months 55 to 58 after the Closing Date. The final determination of the Short - term Lease Payment was completed in April 2024. The Short-term Lease Payment was recorded at its present value resulting in a discount of $8.4 million. The interest rate used in determining the present value was derived considering rates on similar issued debt instruments with comparable durations, among other market factors. The determination of the discount rate requires some judgment. During the third quarter of 2023, the Short-term Lease Payment was reduced by $4.8 million and in the first quarter of 2024, the Short - term Lease Payment was reduced by an additional $17.0 million, net of discount of $7.2 million. Including the cumulative impact of these adjustments, the amortization of the discount resulted in interest income (expense) of $0.4 million and ($0.5) million for the three months ended March 31, 2025 and 2024, respectively.

Severance reimbursements

The Purchase Agreement also provided for reimbursement from the Seller to the Buyer for qualifying severance expenses incurred. Total qualifying severance expenses were $28.6 million of which $4.3 million were recorded in the three months ended March 31, 2024. These severance payments ended in the second quarter of 2024.

IP Transit Services Agreement

On the Closing Date, Cogent Communications, Inc. (now Cogent Communications, LLC), and T-Mobile USA, Inc., a Delaware corporation and direct subsidiary of T-Mobile (“TMUSA”), entered into an agreement for IP transit services (“IP Transit Services Agreement”), pursuant to which TMUSA will pay an affiliate of the Company an aggregate of $700.0 million, consisting of (i) $350.0 million in equal monthly installments of $29.2 million per month during the first year after the Closing Date and (ii) $350.0 million in equal monthly installments of $8.3 million per month over the subsequent 42 months. Under the IP Transit Services Agreement. TMUSA paid the Company $25.0 million and $87.5 million during the three months ended March 31, 2025 and 2024, respectively.

The Company accounted for the Transaction as a business combination under ASC Topic 805 Business Combinations (“ASC 805”). The Company evaluated what elements are part of the business combination and the consideration exchanged to complete the acquisition. Under ASC 805, the Company has concluded that the $700.0 million of payments to be made represent consideration received from T - Mobile to complete the acquisition of a distressed business. The Company also evaluated whether the IP Transit Services Agreement was in the scope of ASU No. 2014 - 09 Revenue from Contracts with Customers (“ASC 606”). The Company has concluded that T - Mobile did not represent a “customer” as defined by ASC 606, the stated contract price did not represent consideration for services to be delivered, and the transaction did not satisfy the definition of revenue, which excluded this arrangement from the scope of ASC 606. As a result, and considering statements made by T - Mobile, the IP Transit Services Agreement was recorded in connection with the Transaction at its discounted present value resulting in a discount of $79.6 million. The interest rate used in determining the present value was derived considering rates on similar issued debt instruments with comparable durations, among other market factors. The determination of the discount rate requires some judgment. The amortization of the discount resulted in interest income of $4.7 million and $7.3 million during the three months ended March 31, 2025 and 2024, respectively.

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

During the three months ended March 31, 2025 and 2024, the Company was billed $0.4 million and $16.6 million as due to the Seller under the TSA, respectively. During the three months ended March 31, 2025 and 2024, the Company paid $0.7 million and $78.5 million to the Seller under the TSA, respectively. During the three months ended March 31, 2025 and 2024, the Company billed the Seller $15,126 and $0.5 million as due from the Seller under the TSA, respectively. During the three months ended March 31, 2025 and 2024, the Seller paid the Company $0.1 million and $0.5 million under the TSA, respectively. As of March 31, 2025, the Company owed $0.2 million to the Seller, and the Seller fully paid the amounts billed under the TSA. As of December 31, 2024, the Company owed $0.5 million to the Seller, and the Seller owed $0.1 million to the Company under the TSA.

Other Services Provided to the Seller

In addition, on the Closing Date, the Buyer and TMUSA entered into a commercial agreement (the “Commercial Agreement”) for colocation and connectivity services, pursuant to which the Company will provide such services to TMUSA for a per service monthly fee plus certain third-party costs incurred in providing the services. Under the Commercial Agreement, the Company recorded revenue of $0.7 million and $3.2 million during the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, and December 31, 2024, TMUSA owed $0.1 million and $2.6 million, respectively, to the Company under the Commercial Agreement. These amounts are recorded in accounts receivable.

Acquisition-Related Costs

In connection with the Transaction and negotiation of the Purchase Agreement, the Company incurred a total of $13.6 million of professional fees and other acquisition-related costs (not including severance costs) since the acquisition date. Acquisition-related costs (not including severance costs) were $9.0 million for the three months ended March 31, 2024. There were no acquisition-related costs incurred in the three months ended March 31, 2025.

Consideration

The acquisition-date fair value of consideration received from the Transaction comprised of the following:

(In thousands)	May 1, 2023
Working capital payments made to the Seller, net of severance reimbursements (a)	$37,532
Purchase Agreement payment to be received from the Seller, net of discount of $8,392 (b)	19,723
Amounts due from the Seller – IP Transit Services Agreement, net of discount of $79,610 (c)	620,390
Total to be received from the Seller	640,113
Total net consideration to be received from the Seller (d)	602,581
(a)	Includes $61.1 million paid to the Seller on the Closing Date and $5.0 million paid in April 2024. Additionally, includes an offsetting $28.6 million in total severance reimbursement payments received from the Seller recorded as measurement period adjustments of :
●	$16.2 million during the three months ended December 31, 2023;

●	$4.3 million during the three months ended March 31, 2024; and
●	$8.0 million during the three months ended June 30, 2024.
(b)	Under the Purchase Agreement, 50.0% of the assumed short-term operating lease liabilities totaling $28.1 million are to be paid to the Company from the Seller in four equal installments in months 55-58 from the Closing Date which were recorded at their present value resulting in a discount of $8.4 million. During the three months ended March 31, 2024, the Working Capital Adjustment, net of discount, was adjusted by $17.0 million to reflect the conclusion of the determination of amounts due from the Seller from the Short-term Lease Payment.
(c)	The IP Transit Services Agreement payments totaling $700.0 million were recorded at their present value resulting in a discount of $79.6 million. The $700.0 million is to be paid to the Company from the Seller in equal monthly payments of $29.2 million in months 1-12 and $8.3 million in months 13-54.
(d)	Cash consideration was $1.

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

●	A reduction to the Short-term Lease Receivable of $24.2 million ($17.0 million net of discount);
●	Additional reimbursed severance costs of $4.3 million;
●	An increase to unfavorable lease liabilities of $6.0 million;
●	A reduction to accrued liabilities of $11.3 million; and
●	A reduction to deferred income tax liabilities resulting from the adjustments noted above of $1.9 million.

During the three months ended June 30, 2024, the Company recorded measurement period adjustments resulting in an increase to the gain on bargain purchase of $27.7 million which included;

●	Additional reimbursed severance costs of $8.0 million; and
●	An adjustment to net deferred income tax liabilities of $19.7 million.

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

Acquired Leases

The Company acquired a portfolio of lease arrangements for the lease of dark fiber, rights-of-way and facilities. In accordance with ASC 805 and ASC Topic 842 Leases, the acquired leases are accounted for as if the leases were new at the acquisition date, however, the Company retains the lease classification from the Seller. The Company followed its historical policies with respect to evaluating the renewal periods of the acquired leases and estimating the incremental borrowing rate. During the third quarter of 2023, the Company recorded a measurement period adjustment to reclassify $24.9 million from right - of - use leased assets (net of related unfavorable lease liability amount) to finance lease assets (presented within property and equipment) and a measurement period adjustment to reclassify $160.9 million from operating lease liabilities to a finance lease liability.

The Company also evaluated the leases for unfavorable terms and recorded an adjustment for unfavorable market terms of $157.2 million that was valued using the income approach. Unfavorable lease liabilities are presented net of the corresponding right-of-use assets.

Acquired Intangible Assets

Intangible assets acquired include $458.0 million of Internet Protocol version 4 (“ IPv4”) addresses and $16.0 million of acquired customer relationships. During the fourth quarter of 2023, the Company recorded a reduction to acquired customer relationships, totaling $41.0 million from revisions to certain assumptions. The acquired customer relationships have an estimated useful life of nine years, and the estimated fair value was determined using a market - based income approach. Amortization expense was $0.4 million and $0.4 million for the three months ended March 31, 2025 and 2024, respectively. Future amortization expense of the customer relationships is $1.8 million per year for seven years.

The fair value measurement of the IPv4 addresses was based on recent auction prices and a factor to incorporate the uncertainty for how the market for IPv4 addresses will function in the future. The Company believes that the IPv4 address asset has an indefinite useful life and is not being amortized. The Company evaluates the IPv4 address asset for impairment on the first day of the fourth quarter, or more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable. In performing the impairment assessment, the Company may first evaluate qualitative factors to determine whether it is more likely than not that the fair value of the indefinite - lived intangible asset is less than its carrying amount. Upon consideration of relevant factors, the Company concluded that it was not more - likely - than - not that impairment was present, and therefore, a quantitative impairment assessment was not required. There was no impairment recorded during the period from May 1, 2023 through March 31, 2025.

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited condensed consolidated financial statements reflect all normal recurring adjustments that the Company considers necessary for the fair presentation of its results of operations and cash flows for the interim periods covered, and of the financial position of the Company at the date of the interim condensed consolidated balance sheet. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles, (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. While the Company believes that the disclosures are adequate to not make the information misleading, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in its annual report on Form 10-K for the year ended December 31, 2024. Certain prior year amounts have been reclassified to conform to current year presentation.

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

Financial instruments

At March 31, 2025 and December 31, 2024, the carrying amount of cash and cash equivalents, restricted cash, accounts receivable, prepaid and other current assets, accounts payable, and accrued expenses approximated fair value because of the short-term nature of these instruments. The Company measures its cash equivalents and restricted cash at amortized cost, which approximates fair value based upon quoted market prices (Level 1).

Based upon recent trading prices (Level 2—market approach) at March 31, 2025;

●	The fair value of the Company’s $450.0 million aggregate principal amount of 7.00% Senior Unsecured Notes due 2027 (the “2027 Notes”) was $450.0 million;
●	The fair value of the Company’s $300.0 million aggregate principal amount of 7.00% Senior Unsecured Mirror Notes due 2027 (the “2027 Mirror Notes”) was $300.0 million;
●	The fair value of the Company’s $500.0 million aggregate principal amount of 3.50% Senior Secured Notes due 2026 (the “2026 Notes”) was $483.8 million;
●	The fair value of the Company’s $206.0 million aggregate principal amount of secured IPv4 notes (the “IPv4 Notes”) was $211.3 million; and
●	The fair value of the Company’s interest rate swap agreement was $22.5 million.

Restricted cash and interest rate swap agreement

Restricted cash includes amounts held in segregated bank accounts by the Company’s clearing broker as margin in support of the Company’s Swap Agreement as discussed in Note 3 and was $22.5 million as of March 31, 2025. Additional restricted cash related to the IPv4 Notes, as discussed in Note 3, was $7.7 million as of March 31, 2025. Additional cash may be further restricted to maintain the Company’s Swap Agreement as interest rates fluctuate and margin requirements change and under the provisions of the Company’s IPv4 Note indenture. The Company does not use derivative financial instruments for trading purposes.

Gross receipts taxes, universal service fund and other surcharges

Revenue recognition standards include guidance relating to taxes or surcharges assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer and may include, but are not limited to, gross receipts taxes, excise taxes, Universal Service Fund fees and certain state regulatory fees. Such charges may be presented gross or net based upon the Company’s accounting policy election. The Company records certain excise taxes and surcharges on a gross basis and includes them in its revenue and network operations expense. Excise taxes and surcharges billed to customers and recorded on a gross basis (as service revenue and network operations expense) were $20.2 million and $20.5 million for the three months ended March 31, 2025 and 2024, respectively.

Basic and diluted net loss per common share

Basic loss per share (“EPS”) excludes dilution for common stock equivalents and is computed by dividing net income or net loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock outstanding during each period, adjusted for the effect of dilutive common stock equivalents. Shares of restricted stock are included in the computation of basic EPS as they vest and are included in diluted EPS, to the extent they are dilutive, determined using the treasury stock method.

The following details the determination of diluted weighted-average shares:

	Three Months	Three Months
	Ended	Ended
	March 31, 2025	March 31, 2024
Weighted-average common shares - basic	47,676,735	47,416,268
Dilutive effect of stock options	—	—
Dilutive effect of restricted stock	—	—
Weighted-average common shares - diluted	47,676,735	47,416,268

The following details unvested shares of restricted common stock as well as the anti-dilutive effects of stock options and restricted stock awards outstanding:

	Three Months	Three Months
	Ended	Ended
	March 31, 2025	March 31, 2024
Unvested shares of restricted common stock	1,661,185	1,602,845
Anti-dilutive options for common stock	137,945	194,990
Anti-dilutive shares of restricted common stock	789,335	115,341

Stockholders’ (Deficit) Equity

The following details the changes in stockholders’ (deficit) equity for the three months ended March 31, 2025 and 2024, respectively (in thousands except share data):

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Equity (Deficit)	Equity
Balance at December 31, 2023	48,608,569	$49	$606,755	$(14,385)	$17,137	$609,556
Forfeitures of shares granted to employees	(37,379)	—	—	—	—	—
Equity-based compensation	—	—	7,616	—	—	7,616
Foreign currency translation	—	—	—	(5,034)	—	(5,034)
Issuances of common stock	439,090	—	—	—	—	—
Exercises of options	3,207	—	164	—	—	164
Dividends paid	—	—	—	—	(46,351)	(46,351)
Net loss	—	—	—	—	(65,307)	(65,307)
Balance at March 31, 2024	49,013,487	$49	$614,535	$(19,419)	$(94,521)	$500,644

	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2024	49,034,925	$49	$629,829	$(30,685)	$(376,345)	$222,848
Forfeitures of shares granted to employees	(10,260)	—	—	—	—	—
Equity-based compensation	—	—	9,298	—	—	9,298
Foreign currency translation	—	—	—	11,752	—	11,752
Issuances of common stock	310,598	—	—	—	—	—
Exercises of options	2,047	—	121	—	—	121
Dividends paid	—	—	—	—	(49,133)	(49,133)
Net loss	—	—	—	—	(52,042)	(52,042)
Balance at March 31, 2025	49,337,310	$49	$639,248	$(18,933)	$(477,520)	$142,844

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

	Three Months	Three Months
	Ended	Ended
(in thousands)	March 31, 2025	March 31, 2024
Service revenue recognized from deferred revenue balance at beginning of period	$2,252	$3,085
Amortization expense for contract costs	5,373	4,733

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

	Three Months	Three Months
	Ended	Ended
(Amounts in thousands)	March 31, 2025	March 31, 2024
Finance lease cost
Amortization of right-of-use assets	$13,916	$11,564
Interest expense on finance lease liabilities	11,106	10,411
Operating lease cost	17,444	24,251
Total lease costs	$42,466	$46,226

	Three Months	Three Months
	Ended	Ended
	March 31, 2025	March 31, 2024
Other lease information (amounts in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$(9,723)	$(10,419)
Operating cash flows from operating leases	(18,665)	(24,729)
Financing cash flows from finance leases	(8,003)	(23,235)
Right-of-use assets obtained in exchange for new finance lease liabilities	38,961	54,423
Right-of-use assets obtained in exchange for new operating lease liabilities	7,873	5,151
Weighted-average remaining lease term — finance leases (in years)	17.2	14.2
Weighted-average remaining lease term — operating leases (in years)	11.1	12.3
Weighted-average discount rate — finance leases	8.1%	7.7%
Weighted-average discount rate — operating leases	7.6%	8.1%

Operating leases and finance leases

The Company has entered into lease agreements with numerous providers of dark fiber under IRUs. These IRUs typically have initial terms of 15- 20 years and include renewal options after the initial lease term. The majority of these leases are finance leases. The Company also leases office space, rights-of-way, dark fiber and certain data center facilities under operating leases. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments under the lease.

As of March 31, 2025, the Company had committed to additional IRU agreements totaling $170.4 million in future payments to be paid over periods of up to 20 years. These obligations begin when the related fiber is accepted, which is generally expected to occur in the next 12 months.

The future minimum payments under operating lease and finance lease agreements are as follows (in thousands):

	Operating	Finance
For the Twelve Months Ending March 31	Leases	Leases
2026	$63,812	$65,639
2027	59,932	61,187
2028	57,551	61,327
2029	55,098	59,928
2030	39,579	59,748
Thereafter	245,191	759,496
Total minimum lease obligations	521,163	1,067,325
Less—amounts representing interest	(169,326)	(498,788)
Present value of minimum lease obligations	351,837	568,537
Current maturities	(55,973)	(24,685)
Lease obligations, net of current maturities	$295,864	$543,852

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

		Current-period
		Provision for	Write offs
	Beginning	Expected Credit	Charged Against	Ending
Description	Balance	Losses	Allowance	Balance
Allowance for credit losses (deducted from accounts receivable) (in thousands)
Three months ended March 31, 2025	$9,762	$4,051	$(4,620)	$9,193
Three months ended March 31, 2024	3,677	$2,595	$(684)	$5,588

	Three Months	Three Months
	Ended	Ended
(in thousands)	March 31, 2025	March 31, 2024
Net bad debt expense	$2,064	$2,595
Bad debt recoveries	1,987	296

2.  Property and equipment:

Depreciation and amortization expense related to property and equipment and finance leases and capitalized compensation costs of employees directly involved with construction activities were as follows:

	Three Months	Three Months
	Ended	Ended
(in thousands)	March 31, 2025	March 31, 2024
Depreciation and amortization expense	$75,594	$70,842
Capitalized compensation cost	12,521	11,697

3.  Long-term debt:

As of March 31, 2025, the Company had outstanding $300.0 million aggregate principal amount of 2027 Mirror Notes, $450.0 million aggregate principal amount of 2027 Notes, $500.0 million aggregate principal amount of 2026 Notes and $206.0 million aggregate principal amount of IPv4 Notes. As discussed in Note 10, on April 11, 2025 the Company issued an additional $174.4 million of IPv4 notes (the “New IPv4 Notes”).

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

The 2027 Mirror Notes were issued at a price equal to 98.50% of their face value. The net proceeds from the offering were approximately $291.9 million after deducting the discount and offering expenses. Group used $114.6 million of the net proceeds from the offering to exercise a contractual option to prepay in full an IRU lease, at a discount. Group expects to use the remainder of the net proceeds for general corporate purposes and/or to make special or recurring dividends to the Company.

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

Cogent Communications LLC (in such capacity, the “Manager”) performs certain monthly services related to the IPv4 Address Assets and IPv4 Notes including billing customers, collecting amounts paid by customers, forwarding payments to the IPv4 Trustee related to the IPv4 Address Assets and other administrative services. Amounts paid by the Manager to the IPv4 Trustee are reconciled on a monthly basis and the IPv4 Trustee pays the monthly interest on the IPv4 Notes and other expenses from the accumulated customer payments on the IPv4 Address Assets. Amounts held by the IPv4 Trustee before the monthly reconciliation is completed are considered restricted cash. After the IPv4 Trustee pays the monthly interest and other IPv4 Address Assets related costs, including monthly fees paid to the Manager for its services, the residual cash is paid to the Company and is unrestricted.

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

The IPv4 Notes are obligations only of the IPv4 Issuer pursuant to the indenture (the “IPv4 Indenture”), and are secured by a security interest in substantially all of the IPv4 Address Assets pursuant to the IPv4 Indenture. The IPv4 Notes are guaranteed by Cogent IPv4 Holdco LLC, a special-purpose entity and an indirect wholly owned subsidiary of the Company, as the guarantor (in such capacity, the “IPv4 Guarantor”), pursuant to a guaranty, dated as of May 2, 2024 (the “Guaranty”) by the IPv4 Guarantor in favor of the IPv4 Trustee pursuant to which the IPv4 Guarantor has granted a security interest in the equity interests of the IPv4 Issuer as collateral security for its obligations under the Guaranty. Except as described below, neither the Company nor any subsidiary of the Company, other than the IPv4 Issuer and the IPv4 Guarantor, will guarantee or in any way be liable for the obligations of the IPv4 Issuer under the IPv4 Indenture or the IPv4 Notes.

The IPv4 Notes are subject to a series of covenants and restrictions customary for transactions of this type. These covenants and restrictions include (i) that the IPv4 Issuer maintains a liquidity reserve account to be used to make required payments in respect of the IPv4 Notes with such funds considered restricted cash, (ii) provisions relating to optional and mandatory prepayments, including specified make-whole payments in the case of certain optional prepayments of the IPv4 Notes prior to the monthly payment date in May of 2029, (iii) certain indemnification payments in the event, among other things, that the transfers of the assets pledged as collateral for the IPv4 Notes are in stated ways defective or ineffective and (iv) covenants relating to recordkeeping, access to information and similar matters. As provided in the IPv4 Base Indenture, the IPv4 Notes are also subject to rapid amortization in the event of a failure to maintain a stated debt service coverage ratio as defined in the IPv4 Indenture. A rapid amortization may be cured if the debt service coverage ratio exceeds a certain threshold for a certain period of time, upon which cure, regular amortization, if any, will resume. In addition, if certain utilization thresholds are not met (i.e., the proportion of IP addresses which are leased to the total number of IP addresses owned by the IPv4 Issuer falls below certain thresholds), the IPv4 Issuer will be required to apply collections to the repayment of the IPv4 Notes and in certain circumstances, the noteholders will have the ability to direct a sale of the IP Address Assets, in whole or in part, pursuant to the terms set forth in the IPv4 Indenture. The IPv4 Notes are also subject to certain customary events of default, including events relating to non-payment of required interest, principal or other amounts due on or with respect to the IPv4 Notes, failure to comply with covenants within certain time frames, certain bankruptcy events, breaches of specified representations and warranties, failure of security interests to be effective and certain judgments.

Limitations Under the Indentures

The indentures governing the 2027 Notes, the 2027 Mirror Notes and the 2026 Notes (the “Indentures”), among other things, limit the ability of Group and its restricted subsidiaries to incur indebtedness; to pay dividends or make other distributions; to make certain investments and other restricted payments; to create liens; to consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; to incur restrictions on the ability of a subsidiary to pay dividends or make other payments; and to enter into certain transactions with its affiliates. There are certain exceptions to the limitations on the ability to incur indebtedness under the Indentures, including IRU agreements incurred in the normal course of business and any additional indebtedness if Group’s consolidated leverage ratio, as defined in the Indentures, is less than 6.0 to 1.0 or Group’s fixed charge coverage ratio, as defined in the Indentures, is 2.0 to 1.0 or greater. Group and its subsidiaries can also incur unlimited liens (which can be used, together with capacity under the debt covenant, to incur additional secured indebtedness) if Group’s consolidated secured leverage ratio, as defined in the Indentures, is less than 4.0 to 1.0. Under the Indentures, Group and its restricted subsidiaries can pay dividends, make other distributions, make certain investments and make other restricted payments under certain circumstances, including if, after giving pro forma effect to such restricted payment, Group could still incur $1 of “Ratio Debt,” as defined (i.e., either its consolidated leverage ratio is less than 6.0 to 1.0 or its fixed charge coverage ratio is 2.0 to 1.0 or greater). As of March 31, 2025, Group’s consolidated leverage ratio was below 6.0, Group’s consolidated secured leverage ratio was below 4.0 and Group’s fixed charge coverage ratio was above 2.0. As of March 31, 2025, a total of $187.2 million was unrestricted and permitted for restricted payments, including dividends and stock purchases.

Interest Rate Swap Agreement

As of March 31, 2025, the Company was party to an interest rate swap agreement (the “Swap Agreement”) that has the economic effect of modifying the fixed interest rate obligation associated with its 2026 Notes to a variable interest rate obligation based on the Secured Overnight Financing Rate (“SOFR”) so that the interest payable on the 2026 Notes effectively became variable based on overnight SOFR. The critical terms of the Swap Agreement match the terms of the 2026 Notes, including the notional amount and the optional redemption date on February 1, 2026. The Company did not elect hedge accounting for the Swap Agreement. The Swap Agreement is recorded at its fair value at each reporting period, and the Company incurs gains and losses due to changes in market interest rates. By entering into the Swap Agreement, the Company has assumed the risk associated with variable interest rates. Changes in interest rates affect the valuation of the Swap Agreement that the Company recognizes in its condensed consolidated statements of comprehensive income. The values that the Company reports for the Swap Agreement as of each reporting date are recognized as “interest expense including change in valuation – interest rate swap agreement” with the corresponding amounts included in assets or liabilities in the Company’s condensed consolidated balance sheets.

As of March 31, 2025, the fair value of the Swap Agreement was a net liability of $22.5 million, of which $18.6 million is presented with accrued and other current liabilities and $3.9 million is presented with other long-term liabilities. As of December 31, 2024, the fair value of the Swap Agreement was a net liability of $22.3 million, of which $18.3 million is presented with accrued and other current liabilities and $4.0 million is presented with other long-term liabilities. Unrealized gains (losses) related to the Swap Agreement are included in interest expense. As of March 31, 2025, the Company has made a $23.6 million deposit with the counterparty to the Swap Agreement. If the fair value of the Swap Agreement exceeds a net liability of $23.6 million, the Company will be required to deposit additional funds with the counterparty equal to the net liability fair value. As of March 31, 2025, $22.5 million of the deposit was restricted and $1.1 million was unrestricted.

Under the Swap Agreement, the Company pays the counterparty a semi-annual payment based upon overnight SOFR plus a contractual interest rate spread, and the counterparty pays the Company a semi-annual fixed 3.50% interest payment. The settlement payment is made each November and May until the Swap Agreement expires in February 2026. Under the settlement for May 2024, the Company paid $12.1 million to the counterparty for a net cash interest cost of $12.1 million for the period from November 1, 2023 to April 30, 2024. Under the settlement for November 2024, the Company paid $12.1 million to the counterparty for a net cash interest cost of $12.1 million for the period from May 1, 2024 to October 31, 2024.

4.  Commitments and contingencies:

Current and potential litigation

In accordance with the accounting guidance for contingencies, the Company accrues its estimate of a contingent liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Where it is probable that a liability has been incurred and there is a range of expected loss for which no amount in the range is more likely than any other amount, the Company accrues at the low end of the range. The Company reviews its accruals at least quarterly and adjusts them to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular matter. The Company has taken certain positions related to its obligations for leased circuits for which it is reasonably possible to result in a loss of up to $4.4 million in excess of the amount accrued at March 31, 2025.

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

5.  Income taxes:

The components of loss before income taxes consist of the following (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2025	March 31, 2024
Domestic	$(62,574)	$(79,003)
Foreign	(7,688)	(5,431)
Total	$(70,262)	$(84,434)

6.  Common stock buyback program and stock options and award plan:

The Company’s Board of Directors has approved purchases of shares of the Company’s common stock under a buyback program (the “Buyback Program”) through December 31, 2025. As of March 31, 2025, there was $22.4 million remaining for purchases under the Buyback Program. There were no purchases of common stock in the three months ended March 31, 2025 or in the three months ended March 31, 2024.

In April 2025, the Company purchased 94,856 shares of its common stock for $5.0 million at an average price of $53.07 per share under the Buyback Program.

7.  Dividends on common stock:

On May 7, 2025, the Company’s Board of Directors approved the payment of a quarterly dividend of $1.01 per share of common stock. This estimated $48.2 million dividend payment is expected to be made on June 6, 2025.

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

The Company’s headquarters is located in an office building owned by Sodium LLC whose owner is the Company’s Chief Executive Officer and Chairman, David Schaeffer. The fixed annual rent for the headquarters building is $1.0 million per year plus an allocation of taxes and utilities. The lease began in May 2015, and the lease term was for five years. In February 2020, the lease term was extended to May 2025 and in March 2025 the lease was extended to May 2030. The lease is cancellable at no cost by the Company upon 60 days’ notice.

On January 6, 2023, the Company entered into two lease agreements (the “New Leases”), one with Thorium LLC (“Thorium”) and one with Germanium LLC (“Germanium”), entities owned by the Company’s Chief Executive Officer and Chairman, David Schaeffer. The first of the New Leases is with Thorium for 54,803 square feet of office space, which serves as office space for the Company replacing a portion of its office space in the Northern Virginia area (“Office Lease”). The second of the New Leases is with Germanium LLC for 1,587 square feet of technical space which serves as network operations space for the Company (“Network Operations Lease”). The term for each of the New Leases is five years beginning on April 1, 2023. Both of the New Leases are cancellable by the Company without penalty upon 60 days written notice. The Company took occupancy of the office space and network operations space in April 2023. The amount of fixed annual rent during the term of the Office Lease is $1.2 million, and the Company is responsible for paying its proportionate share of the building’s operating expenses that exceed a 2023 base year. The amount of fixed annual rent for the Network Operations Lease is $34,914, and the Company is also responsible for paying its metered utility costs and a proportionate share of the building’s other operating expenses that exceed a 2023 base year.

On July 25, 2023, the Company entered into a Second Amendment to the lease agreement with Germanium (the “Amendment”), which amended the Network Operations Lease to lease an additional 7,369 square feet on the first floor of the building, beginning on August 1, 2023, in connection with the planned expansion of the technical space. This included 4,987 square feet for an auditorium suitable for training and 2,382 square feet for the data center in the building. The amended Network Operations Lease remains cancellable by the Company without penalty upon 60 days written notice. The Amendment provides for $162,118 of additional fixed annual rent during the term of the Network Operations Lease, plus a proportionate share of real estate taxes and operating expenses and separately metered utilities expense.

The Company paid $0.8 million and $0.8 million in the three months ended March 31, 2025 and 2024, respectively, for rent and related costs (including taxes and utilities) for these leases.

9.  Geographic and segment information:

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing the Company’s performance. The Company’s Chief Executive officer and Chairman, Dave Schaeffer is the Company’s CODM. The Company has one operating segment. The consolidated operating segment financial information regularly reviewed by the CODM, inclusive of assets, revenue, expenses, profit or loss, and noncash items are included in the Condensed Consolidated Statements of Comprehensive Income (Loss), Condensed Consolidated Balance Sheets, and Condensed Consolidated Statements of Cash Flows.

Revenues are attributed to regions based on where the services are provided. Below are the Company’s service revenues and long-lived assets by geographic region - including property plant and equipment and excluding intangible assets (in thousands):

Three Months Ended March 31, 2025
Revenues	On-net IP	Off-net IP	Wavelength	Non-core	Total
North America	$99,080	$101,020	$6,891	$2,939	$209,930
Europe	23,769	4,962	216	52	28,999
South America	1,763	208	—	8	1,979
Oceania	4,904	1,058	12	28	6,002
Africa	112	26	—	—	138
Total	$129,628	$107,274	$7,119	$3,027	$247,048

Three Months Ended March 31, 2024
Revenues	On-net IP	Off-net IP	Wavelengths	Non-core	Total
North America	$108,694	$111,019	$3,327	$5,879	$228,919
Europe	23,641	5,339	—	121	29,101
Oceania	4,380	1,561	—	30	5,971
South America	1,748	235	—	9	1,992
Africa	161	24	—	—	185
Total	$138,624	$118,178	$3,327	$6,039	$266,168

	March 31,	December 31,
	2025	2024
Long-lived assets, net
North America	$2,058,310	$1,579,495
Europe and other	168,942	158,854
Total	$2,227,252	$1,738,349

The majority of North American revenue consists of services delivered within the United States.

10.  Subsequent Events

Issuance of $174.4 million new IPv4 notes

On April 11, 2025 (the “Closing Date”), the IPv4 Issuer, completed the issuance of $174.4 million aggregate principal amount of 6.646% secured IPv4 address revenue notes, Series 2025-1 Class A-2 (collectively, the “New IPv4 Notes”), with an anticipated term ending in April 2030 (such anticipated repayment date, the “ARD”), in an offering exempt from registration under the Securities Act of 1933, as amended. The net proceeds, of the New IPv4 Notes, after offering expenses were $170.5 million. At the Closing Date $72.6 million of the $170.5 million net proceeds were restricted and $97.9 million of the net proceeds were unrestricted. The restricted net proceeds will become available based upon improvements in the monthly leverage ratio and debt service coverage ratio (both as defined in the Base Indenture) under the aggregate $380.4 million of IPv4 notes ($206.0 million issued in May 2024 and $174.4 million issued in April 2025).

The New IPv4 Notes were issued pursuant to the Base Indenture, as supplemented by the Series 2025-1 Supplement thereto, dated as of the Closing Date (the “Series 2025-1 Supplement”), by and between the IPv4 Issuer and the Trustee, and as acknowledged by the Guarantor. The Base Indenture allows the Issuer to issue additional series of notes subject to certain conditions set forth therein, and the Base Indenture, together with the Series 2024-1 Supplement thereto, dated as of May 2, 2024, and the Series 2025-1 Supplement, and any other series supplements to the Base Indenture, is referred to as the “Indenture.”

While the New IPv4 Notes are outstanding, interest is paid on a monthly basis. From and after the ARD, principal payments will also be required to be made on the New IPv4 Notes on a monthly basis. No principal payments will be due on the New IPv4 Notes prior to the ARD, unless certain rapid amortization or acceleration triggers are activated. The legal final maturity date of the New IPv4 Notes is in April of 2055. If the IPv4 Issuer has not repaid or refinanced any New IPv4 Note prior to the monthly payment date in April of 2030, additional interest will accrue thereon in an amount equal to the greater of (i) 5.0% per annum and (ii) the excess amount, if any, by which the sum of the following exceeds the interest rate for such New IPv4 Note: (A) the yield to maturity (adjusted to a “mortgage-equivalent basis” pursuant to the standards and practices of the Securities Industry and Financial Markets Association) on the ARD for such New IPv4 Note of the United States Treasury Security having a remaining term closest to 10 years; plus (B) 5.0%; plus (C) the post-ARD note spread of 3.00% applicable to such New IPv4 Note.

Collateral and guarantee

The New IPv4 Notes are obligations of the IPv4 Issuer pursuant to the Indenture, and are secured by a security interest in substantially all of the IPv4 Address Assets, pursuant to the Indenture. The New IPv4 Notes are guaranteed by the IPv4 Guarantor, pursuant to a guaranty, dated as of May 2, 2024 (the “Guaranty”) by the Guarantor in favor of the Trustee, pursuant to which the Guarantor has granted a security interest in the equity interests of the IPv4 Issuer as collateral security for its obligations under the Guaranty. Except as described below, neither the Company nor any subsidiary of the Company, other than the IPv4 Issuer and the Guarantor, will guarantee or in any way be liable for the obligations of the IPv4 Issuer under the Indenture or the New IPv4 Notes.

Covenants and restrictions

The New IPv4 Notes are subject to a series of covenants and restrictions customary for transactions of this type. These covenants and restrictions include (i) that the IPv4 Issuer maintains a liquidity reserve account to be used to make required payments in respect of the New IPv4 Notes, (ii) provisions relating to optional and mandatory prepayments, including specified make-whole payments in the case of certain optional prepayments of the New IPv4 Notes prior to the monthly payment date in May of 2028, (iii) certain indemnification payments in the event, among other things, that the transfers of the assets pledged as collateral for the New IPv4 Notes are in stated ways defective or ineffective and (iv) covenants relating to recordkeeping, access to information and similar matters. As provided in the Base Indenture, the New IPv4 Notes are also subject to rapid amortization in the event of a failure to maintain a stated debt service coverage ratio. A rapid amortization may be cured if the debt service coverage ratio exceeds a certain threshold for a certain period of time, upon which cure, regular amortization, if any, will resume. In addition, if certain utilization thresholds are not met (i.e., the proportion of IPv4 addresses that are leased to the total number of IPv4 addresses owned by the IPv4 Issuer falls below certain thresholds), the IPv4 Issuer will be required to apply collections to the repayment of the New IPv4 Notes and, in certain circumstances, the noteholders will have the ability to direct a sale of the IPv4 Address Assets, in whole or in part, pursuant to the terms set forth in the Indenture. The New IPv4 Notes are also subject to certain customary events of default, including events relating to non-payment of required interest, principal or other amounts due on or with respect to the New IPv4 Notes, failure to comply with covenants within certain time frames, certain bankruptcy events, breaches of specified representations and warranties, failure of security interests to be effective and certain judgments.

Supplement to Base Indenture

In connection with the issuance of the New IPv4 Notes, the IPv4 Issuer obtained consents from noteholders representing more than 50% of the Voting Rights (as defined in the Base Indenture) of the secured IPv4 address revenue term notes, Series 2024-1 Class A-2, to adopt amendments to the Base Indenture to, among other things, permit the IPv4 Issuer to (i) issue additional Class A Notes (as defined in the Base Indenture) (provided that the Class A Leverage Ratio (as defined in the Base Indenture) is less than or equal to 7.25 to 1.00) (as opposed to 6.10 to 1.00 under the Base Indenture as previously in effect), (ii) dispose of IPv4 addresses owned by the IPv4 Issuer (provided that the pro forma Leverage Ratio (as defined in the Base Indenture) is less than or equal to 7.25 to 1.00) (as opposed to the greater of (x) 7.10 to 1.00 and (y) the Leverage Ratio as of the date of the most recent issuance of Additional Notes (as defined in the Base Indenture) (after giving effect to the issuance of such Additional Notes) under the Base Indenture as previously in effect) and (iii) substitute new IPv4 addresses (including Non-Contributed IP Addresses (as defined in the Base Indenture)) to be owned by the IPv4 Issuer for the Contributed IP Addresses then owned by the IPv4 Issuer (provided that the pro forma Leverage Ratio is not greater than 7.25 to 1.00) (as opposed to 6.10 to 1.00 under the Base Indenture as previously in effect), in each case, among other applicable requirements (collectively, the “Amendments”). Accordingly, on the Closing Date, prior to the issuance of the New IPv4 Notes, the IPv4 Issuer entered into a second amendment to the Base Indenture (the “Second Amendment”) with the Trustee giving effect to the Amendments.

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

Our acquisition of Sprint Communications (as defined below), including difficulties integrating our business with the Sprint Business, which may result in the combined company not operating as effectively and efficiently as expected; transition services required to support the Sprint Business and the related costs continuing for a period longer than expected, government policies worldwide; vaccination and in-office requirements, delays in the delivery of network equipment or optical fiber, loss of key right-of-way agreements, future economic instability in the global economy, including the risk of economic recession and recent bank failures and liquidity concerns at certain other banks, which could affect spending on Internet services; the impact of changing foreign exchange rates (in particular the Euro to US dollar and Canadian dollar to US dollar exchange rates) on the translation of our non-US dollar denominated revenues, expenses, assets and liabilities into US dollars; legal and operational difficulties in new markets; our ability to maintain our regulatory licenses that are required in the markets in which we operate; the imposition of a requirement that we contribute to the US Universal Service Fund on the basis of our Internet revenue; changes in government policy and/or regulation, including rules regarding data protection, cyber security and net neutrality; increasing competition leading to lower prices for our services; our ability to attract new customers and to increase and maintain the volume of traffic on our network; the ability to maintain our Internet peering and right-of-way arrangements on favorable terms; our ability to renew our long-term leases of optical fiber and right-of-way agreements that comprise our network; our reliance on a limited number of equipment vendors, and the potential for hardware or software problems associated with such equipment; tariffs imposed on equipment we purchase for our network or other similar government-imposed fees and charges; the dependence of our network on the quality and dependability of third-party fiber and right-of-way providers; our ability to retain certain customers that comprise a significant portion of our revenue base; the management of network failures and/or disruptions; our ability to make payments on our indebtedness as they become due and outcomes in litigation, risks associated with variable interest rates under our Swap Agreement as well as other risks discussed from time to time in our filings with the Securities and Exchange Commission, including, without limitation, our Annual Report on Form 10-K for the year ended December 31, 2024 and our Quarterly Reports on Form 10-Q.

Acquisition of Sprint Communications

On May 1, 2023 (the “Closing Date”), Cogent Infrastructure, Inc. (now Cogent Infrastructure, LLC), a Delaware corporation and our direct wholly owned subsidiary (the “Buyer” or “Cogent Infrastructure”, “we” or “us”), closed on its acquisition of the U.S. long-haul fiber network (including the non-U.S. extensions thereof) of Sprint Communications and its subsidiaries (the “Sprint Business”) in accordance with the terms and conditions of the Membership Interest Purchase Agreement (the “Purchase Agreement”), dated September 6, 2022, by and among us, Sprint Communications LLC, a Kansas limited liability company (“Sprint Communications”) and an indirect wholly owned subsidiary of T-Mobile US, Inc., a Delaware corporation (“T-Mobile”), and Sprint LLC, a Delaware limited liability company and an indirect wholly owned subsidiary of T-Mobile (the “Seller”). On the Closing Date, we purchased from the Seller all of the issued and outstanding membership interests (the “Purchased Interests”) of Wireline Network Holdings LLC, a Delaware limited liability company that, following an internal restructuring and divisive merger, held Sprint Communications’ assets and liabilities relating to the Sprint Business (such transactions contemplated by the Purchase Agreement, collectively, the “Transaction”).

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

IP Transit Services Agreement

On the Closing Date, we entered into an agreement for IP transit services (“IP Transit Services Agreement”), pursuant to which TMUSA will pay us an aggregate of $700.0 million, consisting of (i) $350.0 million in equal monthly installments of $29.2 million per month during the first year after the Closing Date and (ii) $350.0 million in equal monthly installments of $8.3 million per month over the subsequent 42 months. Under the IP Transit Services Agreement. TMUSA paid us $25.0 million and $87.5 million during the three months ended March 31, 2025 and 2024, respectively.

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

Severance Reimbursements

The Purchase Agreement also provided for reimbursement from the Seller to us for qualifying severance expenses incurred. Total qualifying severance expenses were $28.6 million of which $4.3 million were recorded in the three months ended March 31, 2024. These severance payments ended in the second quarter of 2024.

Other Services Provided to the Seller

In addition, on the Closing Date, we entered into a commercial agreement (the “Commercial Agreement”) with TMUSA for colocation and connectivity services, pursuant to which we will provide such services to TMUSA for a per service monthly fee plus certain third-party costs incurred in providing the services. Under the Commercial Agreement, we recorded revenue of $0.7 million and $3.2 million during the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, and December 31, 2024, TMUSA owed $0.1 million and $2.6 million, respectively, to us under the Commercial Agreement.

Acquisition-Related Costs

In connection with the Transaction and negotiation of the Purchase Agreement, we incurred a total of $13.6 million of professional fees and other acquisition-related costs (not including severance costs) since the acquisition date. Acquisition-related costs (not including severance costs) were $9.0 million for the three months ended March 31, 2024. There were no acquisition-related costs incurred in the three months ended March 31, 2025.

Competitive Advantages

We believe we address many of the data communications needs of businesses large and small, communications service providers and other bandwidth-intensive organizations by offering them high-quality, high-speed Internet access, optical transport and optical wave services, and private network services at attractive prices. After our acquisition of the Sprint Business, we began offering services to larger enterprise customers. We believe that our organization has the following competitive advantages:

Low Cost of Operation: We believe that the wireline telecom industry is undergoing, and will continue to face, significant price deflation for its applications and services. This price deflation is a result of a variety of factors including increased competition, enhanced substitutability of certain products and services and the continued impact of Moore’s Law, which has driven down the cost of technology, particularly for fiber optic Wavelength Division Multiplexing equipment and optically interfaced routers. Faced with the backdrop of continued price deflation in our industry, we have made a series of discreet choices around our network design, operating strategy and product offerings that are consistent with our objective of becoming the low-cost operator in our industry. Since our initiation of operations, this strategy has resulted in a rapid decline in our cost to transmit bits, which has increased our margins and decreased our capital intensity as measured by our capital expenditures per total revenues. Important components of our low-cost operating strategy include:

●	One Network Protocol. Upon our founding, we selected to operate our network solely using Ethernet protocol. We made this selection in order to take advantage of the significantly greater installed base and lower cost of Ethernet network equipment versus other protocols, the substantially lower costs associated with operating and maintaining one network protocol and the continued benefits of the rapid price performance ratio improvements of Ethernet-related equipment. Our single network protocol allows us to avoid many of the costs that our competitors who operate circuit-switched, time-division multiplexing (“TDM”) and hybrid fiber coaxial networks incur related to provisioning, monitoring and maintaining multiple transport protocols. Selecting one operating protocol has positively impacted our operating overhead and the simplicity of our organization. We believe the vast majority of our competitors currently operate their networks with multiple protocols and we believe that attempts to upgrade their networks to one protocol would be operationally challenging and costly.
●	Our IP Network. We have acquired a large portfolio of dark fiber leases from 377 dark fiber vendors from around the world sourced from the excess inventory of existing networks. The nature of this portfolio and the individual leases provide us long-term access to dark fiber at attractive rates and, in many cases, the opportunity to extend these leases for multiple terms. On average, a modest number of our dark fiber leases come up for renewal each year. In addition, with our acquisition of the Sprint Business, we now own a nationwide domestic fiber network (the “Sprint Network”). Acquiring the Sprint Network allows us to capitalize on the benefits of owning network without significant upfront capital investment. The Sprint Network is mostly complementary to our existing leased dark fiber network, offers unique geographic routes and will allow us to reduce our reliance on leased dark fiber. This strategic combination of owned and leased dark fiber will help to ensure a robust and reliable network and enables us to connect via dark fiber to virtually any geographic route or facility we require on a long-term, cost-effective basis.
●	Optical Wave Network - Acquiring the Sprint Network has also allowed us to construct a wavelength network using the predominantly owned fiber. This enables us to expand our product offerings to include optical wavelength and optical transport services. We are selling these services to our existing customers, customers acquired with the Sprint Business and to new customers who require dedicated optical transport connectivity without the capital and ongoing expenses associated with owning and operating network infrastructure. As of March 31, 2025, we offered this service in 883 data centers in the United States, Mexico and Canada. We believe our wavelength service has the advantages of unique routes, ubiquitous service locations, faster provisioning times and lower prices.
●	Narrow and Focused Product Set. Since our founding, we have strategically focused on delivering a very narrow product set to our customers. The vast majority of our revenue is driven by or related to our high-capacity, bi-directional, symmetric Internet access services which can be accessed on-net in multi-tenant office buildings (“MTOBs”) and carrier neutral data centers (“CNDCs”) or off-net through other carriers’ “last mile” connections to customer facilities. The addition of optical wave and optical transport services, our direct, VPN connection to cloud providers services and our decision to continue to support MPLS virtual private network (“VPN”) services for our acquired customers are consistent with this strategy. Consistent with this strategy, we have pared, and continue to pare, non-core services acquired with the Sprint Business. There are significant cost advantages because of this narrow product set. We believe that the relative size of our salesforce training, support and overhead is lower than comparable telecom providers that tend to offer a broader, one-stop shop product set to their client base.

●	Scalable Network Equipment and Hub Configurations. We have begun the process of optimizing our network for historical IP-based Internet services and optical wave (optical transport services). This process has not altered our primary reliance on two sets of equipment for operation, nor has the addition of optical waves (optical transport services) to our product set altered this equipment configuration. In order to further scale our operating leverage, we have systematically reused older equipment in less dense portions of our network. Due to interoperability between the generations of products, we are able to transfer older equipment from our core, high-traffic areas to less congested portions of our network. The result of this dynamic grooming process is that we are able to utilize our equipment for materially longer periods than our competitors, thereby reducing our capital investment in our network. We design and build all of our network hubs, points of presence, and data centers to the same standards and configurations. This replication strategy provides us scale benefits in equipment purchases, training, and maintenance.

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

Large Addressable Market. We have systematically evaluated and chosen our network extensions to buildings, data centers and markets based upon a rigorous set of criteria to evaluate the economic opportunity of network locations. Additional factors relevant to our pursuit of new buildings include the willingness of building owners to grant us access rights, the availability of optical fiber networks to serve those buildings, the costs to connect buildings to our network and equipment availability. We have also begun to evaluate the sustainability of new locations by evaluating the LEED Green Rating of Buildings, the potential to source renewable energy at locations and the potential impact of climate change on a location including proximity to water and the risk of flooding. Our network is connected to a total of 3,500 buildings that are located in 292 metropolitan markets globally. These buildings include 1,867 large MTOBs (totaling over 1.0 billion square feet of office space) 1,668 CNDCs located in 1,453 buildings, 101 of our own Cogent data centers and 79 of our smaller Cogent edge data centers.

Our MTOB’s are in major North American cities where we offer our services to a diverse set of high-quality corporate customers within close physical proximity of each other. Our CNDCs are located in North America, Europe, South America, Oceania and Africa where our net-centric customers directly interconnect with our network. Our Cogent data centers operate across the United States and in Europe, comprise over 1.9 million square feet of floor space, offer 183 MW of power and are directly connected to our network. We believe that these network points of presence strategically position our network to attract high levels of Internet traffic and maximize our revenue opportunities and profitability.

Balanced, High-Traffic IP Network. Since its inception, our network has grown significantly in terms of its geographic reach, customer connections, and traffic. We currently serve 8,240 access networks as well as numerous large and small content providers and 45,295 corporate customer connections and 13,641 enterprise customer connections. Because of these bases of customers who distribute (content providers) and receive (access networks) content on our network, we believe that the majority of all the traffic remains “on-net” by both originating and terminating on our network. This control of traffic is an important differentiator as it increases our service reliability and speed of traffic delivery. The increasing share of traffic delivered from content providers to access networks also enhances our margins as we are compensated by both the originating customer and the terminating customer. The breadth of our network, extensive size of our customer base, and the volume of our traffic enables us to be one of a handful of Tier 1 networks that are interconnected on a settlement-free basis. This Tier 1 network peering status broadens our geographic delivery capability and materially reduces our network costs.

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

Increase our Share of the Net-Centric Market. We are currently one of the leading providers of high-speed internet access to a variety of content providers and access networks across the world. We intend to further load our high-capacity network as a result of the growing demand for high-speed Internet access generated by these types of bandwidth-intensive applications such as over-the-top media services, online gaming, video, Internet of Things, voice over IP, remote data storage, and other services. We expect that we will continue to grow our shares of these segments by offering our customers a series of attractive features including:

●	Geographic breadth – We have one of the broadest CNDC footprints in the industry and currently offer network services in 57 countries – as net-centric customers seek a more international audience this footprint is a significant advantage;
●	High capacity and reliability – We offer 100 Mbps to 100 Gbps ports in all of the CNDCs and 400 Gbps in selected locations on our network, which differentiates the capacity choices we provide our net-centric clients;
●	Balanced customer base for IP services – Our leading share of content providers and access networks increases the amount of traffic that originates and terminates on our network thereby reducing latency and enhancing reliability;
●	Large and dedicated salesforce – Our team of net-centric sales professionals is one of the largest salesforces in this industry segment and enables us to better serve this customer segment while also identifying new sales opportunities and gaining new business and customers; and
●	Wave (optical transport services) - We began offering wave (optical transport services) to our net - centric customers who require these high bandwidth dedicated point - to - point services.

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

Expand our Off-net Corporate and Enterprise Internet Access and VPN Business. We have agreements with over 725 national and international carriers providing us last mile network access to over 6 million commercial buildings that are lit by fiber optic cable in the countries we serve and that are not currently served by our network. We believe these agreements broaden our addressable market for corporate dedicated Internet access and private network services and enhances our competitive position through the ability to provide enterprise-wide connectivity for corporate customers. In order to take advantage of this large set of commercial buildings, we have developed an automated process to enable our salesforce to identify opportunities in the off-net market for dedicated Internet access and private network services and to quickly offer pricing proposals to potential customers. We continue to negotiate reduced pricing under our numerous carrier agreements that enable us to reduce our cost of off-net services, which enhances our competitive position in the marketplace.

Expand our Product Offerings to Include Wavelength - Optical Transport Services. In connection with our acquisition of the Sprint Business, we expanded our offerings of optical wavelength - optical transport services over our fiber network. We are selling these services to our existing customers, customers acquired with the Sprint Business and to new customers who require dedicated optical transport connectivity without the capital and ongoing expenses associated with owning and operating network infrastructure. We currently offer wavelength services in 883data centers in the United States, Mexico and Canada. We believe our wavelength service has the advantages of unique routes, ubiquitous service locations, faster provisioning times and lower prices.

Expand our Data Center Footprint. We currently operate a total of 180 Cogent data centers across the United States and Europe. These include 101 larger Cogent “classic” data centers and 79 smaller Cogent edge data centers As part of our acquisition of the Sprint Business, we acquired multiple Sprint facilities that previously housed Sprint equipment. We evaluated the suitability of these facilities for conversion to commercial data center space and began repurposing suitable facilities. Repurposing these facilities included removing unused, obsolete equipment and racks, and upgrading or installing new HVAC systems, uninterruptable power supplies (“UPS”), backup generators and fire suppression systems as well as other structural changes. By March 31, 2025, we had converted the former Sprint facilities into 52 Cogent data centers and 79 Cogent edge data centers. In connection with this conversion process, we are decommissioning certain legacy Cogent data centers.

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

Results of Operations

Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024

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

	Three Months Ended
	March 31,		Percent
	2025	2024	Change

	(in thousands)
Service revenue	$247,048	$266,168	(7.2)%
Network operations expenses (1)	137,439	168,933	(18.6)%
Selling, general, and administrative (“SG&A) expenses (2)	73,863	76,696	(3.7)%
Sprint acquisition costs	—	9,037	NM %
Depreciation and amortization expenses	76,038	70,891	(1.1)%
Reduction to gain on bargain purchase – Sprint Business	—	5,470	NM
Interest income – IP Transit Services Agreement	4,686	7,330	(36.1)%
Interest expense, including change in valuation interest rate swap agreement	34,216	29,162	17.3%
Income tax benefit	18,220	19,127	(4.7)%
(1)	Includes non-cash equity-based compensation expenses of $490 and $385 in the three months ended March 31, 2025 and 2024, respectively.
(2)	Includes non-cash equity-based compensation expenses of $7,523 and $6,565 in the three months ended March 31, 2025 and 2024, respectively.

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

Our service revenue decreased by 7.2% from the three months ended March 31, 2024 to the three months ended March 31, 2025. Exchange rates positively impacted our service revenue by $0.2 million. All foreign currency comparisons herein reflect results for the three months ended March 31, 2025 translated at the average foreign currency exchange rates for the three months ended March 31, 2024. Our total service revenue decreased from the cancellation of low margin and non-core customers we acquired with the Sprint Business, and a reduction in revenue under the Commercial Agreement with TMUSA, partially offset by the growth in customers from expanding our network, adding additional buildings to our network, increasing our penetration into the buildings connected to our network and gaining market share by offering our services at lower prices than our competitors.

Revenue recognition standards include guidance relating to any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, gross receipts taxes, Universal Service Fund fees and certain state regulatory fees. We record these taxes billed to our customers on a gross basis (as service revenue and network operations expense) in our condensed consolidated statements of comprehensive income. The impact of these taxes including the Universal Service Fund resulted in a decrease to our revenues of $0.3 million from the three months ended March 31, 2024 to the three months ended March 31, 2025.

	Three Months Ended
	March 31,		Percent
	2025	2024	Change
Other Operating Data
Revenue by Customer Type – (thousands)
Corporate	$110,686	$124,864	(11.4)%
Net-centric	92,615	91,979	0.7%
Enterprise	43,747	49,325	(11.3)%

Customer Connections by Customer Type - end of period
Corporate	45,295	51,821	(12.6)%
Net-centric	61,795	61,599	0.3%
Enterprise	13,641	19,463	(29.9)%

Revenue – by Network Connection Type – (thousands)
On-net	$129,628	$138,624	(6.5)%
Off-net	107,274	118,178	(9.2)%
Wavelength	7,119	3,327	114.0%
Non-core	3,027	6,039	(49.9)%

Customer Connections – by Network Connection Type - end of period
On-net	86,781	87,574	(0.9)%
Off-net	27,508	34,579	(20.4)%
Wavelength	1,322	693	90.8%
Non-core	5,120	10,037	(49.0)%

Average Revenue Per Unit (ARPU)
ARPU on-net	$496	$525	(5.6)%
ARPU off-net	1,266	1,106	14.5%
ARPU wavelength	1,945	1,638	18.7%
Average Price per Megabit installed base	0.20	0.26	(25.1)%

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

Revenues from our corporate, net-centric and enterprise customers represented 44.8%, 37.5% and 17.7% of total service revenue, respectively, for the three months ended March 31, 2025 and represented 46.9%, 34.6% and 18.5% of total service revenue, respectively, for the three months ended March 31, 2024.

Our revenue from our corporate customers decreased primarily due to cancellations of low margin and non-core corporate customers acquired with the Sprint Business. Our corporate customers take advantage of our superior speeds, greater aggregate throughput, service levels and installation times versus our competitors During the three months ended March 31, 2025, we continued to see declining vacancy rates compared to their peak during the COVID-19 pandemic and rising office occupancy rates in certain markets in which we operate continuing a trend that began following the end of the COVID-19 pandemic. Other markets, particularly those in California, Washington D.C. and the Pacific Northwest, continue to see markedly higher vacancy rates. These higher vacancy rates may represent a long-term change in office attendance and occupancy rates in these markets. Despite this overall environment, we are seeing some positive trends in our corporate business. As the option to fully or partially work from home becomes permanently established at many companies, our corporate customers are integrating some of the new applications that became part of the remote work environment, which benefits our corporate business as these customers upgrade their Internet access infrastructure to higher capacity connections. Further, if and when companies eventually return to the buildings in which we operate, we believe it will present an opportunity for increased sales. However, the exact timing and path of these positive trends remains uncertain.

Our revenue from our net-centric customers increased, primarily due to growth in network traffic from our legacy net-centric customers partly offset by a reduction in revenue under the Commercial Agreement with TMUSA and from net-centric customers acquired with the Sprint Business. Our net-centric customers purchase our services on a price per megabit basis. The net-centric market exhibits significant pricing pressure due to the continued introduction of new technology, which lowers the marginal cost of transmission and routing, and the commodity nature of the service where price is typically the only differentiating factor for these customers. Our average price per megabit of our installed base of customers decreased by 25.1% from the three months ended March 31, 2024 to the three months ended March 31, 2025. The impact of foreign exchange rates has a more significant impact on our net-centric revenues.

Our revenue from our enterprise customers decreased primarily due to a reduction in revenue from low-margin and non-core enterprise customers acquired with the Sprint Business. Service revenue classified as on-net revenue and enterprise revenue from a low margin resale customer acquired in connection with the Sprint Business was $5.1 million for the three months ended March 31, 2024. The resale customer cancelled its service on July 31, 2024.

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

Revenues from our on-net, off-net, wavelength and non-core customers represented 52.5%, 43.4%, 2.9% and 1.2% of total service revenue, respectively, for the three months ended March 31, 2025 and represented 52.1%, 44.4%, 1.2% and 2.3% of total service revenue, respectively, for the three months ended March 31, 2024.

Our on-net revenues increased from the three months ended March 31, 2024 to the three months ended March 31, 2025, primarily from customers acquired with the Sprint Business and an increase in revenues from our legacy Cogent customers, partially offset by cancellation of service from one customer. Service revenue classified as on-net revenue and enterprise revenue from a low margin resale customer acquired in connection with the Sprint Business was $5.1 million for the three months ended March 31, 2024. The resale customer cancelled its service on July 31, 2024.

Our off-net revenues decreased from the three months ended March 31, 2024 to the three months ended March 31, 2025 primarily from cancellations of low-margin off-net customers and off-net customers in unlicensed markets that we acquired with the Sprint Business.

In connection with our acquisition of the Sprint Business, we expanded our offerings of optical wavelength and optical transport services over our fiber network. Wavelength revenue was $7.1 million for the three months ended March 31, 2025 and $3.3 million for the three months ended March 31, 2024.

Our non-core revenues decreased from the three months ended March 31, 2024 to the three months ended March 31, 2025 from the cancellation of non-core revenues acquired in the Sprint Business. Non-core services are services, which we acquired and continue to support but do not actively sell.

Network Operations Expenses. Network operations expenses include the costs of personnel associated with service delivery, network management and customer support, network facilities costs, right-of-way fees, fiber and equipment maintenance fees, leased circuit costs, access and facilities fees paid to building owners and excise taxes billed to our customers and recorded on a gross basis. Non-cash equity-based compensation expense is included in network operations expenses consistent with the classification of the employee’s salary and other compensation. Our 18.6% decrease in network operations expense is primarily attributable to our efforts to reduce the network operations costs related to our acquisition of the Sprint Business. These costs primarily include leased circuit costs, including the reduction of the related “tail-circuit” costs for the reduction in off-net revenue and facilities costs.

Selling, General, and Administrative (“SG&A”) Expenses. Our SG&A expenses, including non-cash equity-based compensation expense, decreased by 3.7% from the three months ended March 31, 2024 to the three months ended March 31, 2025. Our decrease in SG&A operations expense is primarily attributable to our efforts to reduce SG&A costs related to our acquisition of the Sprint Business. These costs primarily include compensation and related costs and third-party services costs. Non-cash equity-based compensation expense is included in SG&A expenses consistent with the classification of the employee’s salary and other compensation.

Acquisition-Related Costs. In connection with the Transaction and negotiation of the Purchase Agreement, we incurred cumulative professional fees, other acquisition related costs totaling $42.1 million, including $28.6 million of reimbursed severance costs. Such fees totaled $9.0 million for the three months ended March 31, 2024. There were no acquisition related costs recorded in the three months ended March 31, 2025.

Depreciation and Amortization Expenses. Our depreciation and amortization expense increased by 7.3% primarily due to the depreciation expense associated assets acquired with the Sprint Business and an increase in deployed fixed assets.

Reduction to Gain on Bargain Purchase. We accounted for the Transaction as a business combination. The identifiable assets acquired and liabilities assumed were recorded at their fair values as of the acquisition date. Assigning fair market values to the assets acquired and liabilities assumed at the date of an acquisition requires the use of significant judgment regarding estimates and assumptions. In the three months ended March 31, 2024 we reduced the gain on bargain purchase by $5.5 million. The total bargain purchase gain from the Transaction was $1.4 billion.

Interest Income - IP Transit Services Agreement. Under the IP Transit Services Agreement TMUSA will pay us an aggregate of $700.0 million, consisting of (i) $350.0 million in equal monthly installments during the first year after the Closing Date and (ii) $350.0 million in equal monthly installments over the subsequent 42 months. The IP Transit Services Agreement was recorded in connection with the Transaction at its discounted present value resulting in a discount of $79.6 million. The amortization of the discount resulted in interest income of $4.7 million for the three months ended March 31, 2025 and $7.3 million for the three months ended March 31, 2024.

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

As of March 31, 2025, the fair value of our Swap Agreement was a net liability of $22.5 million Changes in the valuation of the Swap Agreement are related changes in interest rates and are included in interest expense. Our interest expense increased by 17.3% from the three months ended March 31, 2024 to the three months ended March 31, 2025, primarily due to the issuance of our IPv4 Notes in May 2024 and the issuance of our 2027 Mirror Notes in June 2024.

Income Tax Benefit. Our income tax benefit was $18.2 million for the three months ended March 31, 2025 and $19.1 million for the three months ended March 31, 2024. The change in our income tax benefit is primarily related to projected operating results related to the Sprint Business acquisition and the reversal of deferred tax liabilities acquired with the Sprint Business.

Buildings On-net. As of March 31, 2025 and 2024, we had a total of 3,500 and 3,321 on-net buildings connected to our network, respectively. The increase in our on-net buildings was a result of our disciplined network expansion program. We anticipate adding a similar number of buildings to our network for the next several years.

Liquidity and Capital Resources

Acquisition of Sprint Communications – Cash Flow

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

Under the IP Transit Services Agreement, TMUSA will pay us an aggregate of $700.0 million, consisting of (i) $350.0 million in equal monthly installments of $29.2 million per month during the first year after the Closing Date and (ii) $350.0 million in equal monthly installments of $8.3 million per month over the subsequent 42 months. Through March 31, 2025, we received monthly payments totaling $433.3 million under the IP Transit Services Agreement, reflected as cash flows from investing activities in our condensed consolidated statements of cash flows. As our business has grown as a result of an increasing customer base, the Transaction, broader geographic coverage and increased traffic on our network, we have historically produced a growing level of cash provided by operating activities. Since we closed the Transaction we have experienced a reduction of cash provided by operating activities from the impact of the Transaction. The cash received from the IP Transit Services Agreement was designed to offset operating losses associated with the Sprint Business. Increasing our cash provided by operating activities is, in part, dependent upon our ability to reduce the operating costs of the Sprint Business while retaining its revenue, expanding our geographic footprint and increasing our network capacity.

During the first three months of 2025, we have received a total of $25.0 million under the IP Transit Services Agreement. During the remainder of 2025 we expect to receive a total of $75.0 million under the monthly payments under the IP Transit Services Agreement. This includes nine monthly payments of $8.3 million each. Increasing our cash provided by operating activities is, in part, dependent upon our ability to continue to reduce the operating costs of the Sprint Business while retaining its profitable revenue.

Issuance of $174.4 Million New IPv4 Notes

On April 11, 2025 (the “Closing Date”), Cogent IPv4 LLC (the “IPv4 Issuer”), a special-purpose, bankruptcy remote, indirect wholly owned subsidiary of the Company, completed the issuance of $174.4 million aggregate principal amount of 6.646% secured IPv4 address revenue notes, Series 2025-1 Class A-2 (collectively, the “New IPv4 Notes”), with an anticipated term ending in April 2030 (such anticipated repayment date, the “ARD”), in an offering exempt from registration under the Securities Act of 1933, as amended.

The New IPv4 Notes were issued pursuant to an indenture, dated as of May 2, 2024 (as amended and supplemented to date, the “Base Indenture”), entered into by and between the IPv4 Issuer and Wilmington Trust, National Association, as the indenture trustee (the “Trustee”), as supplemented by the Series 2025-1 Supplement thereto, dated as of the Closing Date (the “Series 2025-1 Supplement”), by and between the IPv4 Issuer and the Trustee, and as acknowledged by the Guarantor (as defined below). The Base Indenture allows the IPv4 Issuer to issue additional series of notes subject to certain conditions set forth therein, and the Base Indenture, together with the Series 2024-1 Supplement thereto, dated as of May 2, 2024, and the Series 2025-1 Supplement, and any other series supplements to the Base Indenture, is referred to as the “Indenture.”

While the New IPv4 Notes are outstanding, scheduled payments of interest are required to be made on a monthly basis. From and after the ARD, principal payments will also be required to be made on the New IPv4 Notes on a monthly basis. No principal payments will be due on the New IPv4 Notes prior to the ARD, unless certain rapid amortization or acceleration triggers are activated.

The legal final maturity date of the New IPv4 Notes is in April of 2055. If the IPv4 Issuer has not repaid or refinanced any New IPv4 Note prior to the monthly payment date in April of 2030, additional interest will accrue thereon in an amount equal to the greater of (i) 5.0% per annum and (ii) the excess amount, if any, by which the sum of the following exceeds the interest rate for such New IPv4 Note: (A) the yield to maturity (adjusted to a “mortgage-equivalent basis” pursuant to the standards and practices of the Securities Industry and Financial Markets Association) on the ARD for such New IPv4 Note of the United States Treasury Security having a remaining term closest to 10 years; plus (B) 5.0%; plus (C) the post-ARD note spread of 3.00% applicable to such New IPv4 Note.

Collateral and Guarantee

The New IPv4 Notes are obligations only of the IPv4 Issuer pursuant to the Indenture, and are secured by a security interest in substantially all of the Internet Protocol version 4 (“IPv4”) addresses (the “Contributed IP Addresses”), customer IPv4 address leases, customer accounts receivable and other IPv4 address assets (collectively, “IPv4 Address Assets”) pursuant to the Indenture. The New IPv4 Notes are guaranteed by Cogent IPv4 Holdco LLC, a special-purpose entity and an indirect wholly owned subsidiary of the Company (the “Guarantor”), pursuant to a guaranty, dated as of May 2, 2024 (the “Guaranty”) by the Guarantor in favor of the Trustee, pursuant to which the Guarantor has granted a security interest in the equity interests of the IPv4 Issuer as collateral security for its obligations under the Guaranty. Except as described below, neither the Company nor any subsidiary of the Company, other than the IPv4 Issuer and the Guarantor, will guarantee or in any way be liable for the obligations of the IPv4 Issuer under the Indenture or the New IPv4 Notes.

Covenants and Restrictions

The New IPv4 Notes are subject to a series of covenants and restrictions customary for transactions of this type. These covenants and restrictions include (i) that the IPv4 Issuer maintains a liquidity reserve account to be used to make required payments in respect of the New IPv4 Notes, (ii) provisions relating to optional and mandatory prepayments, including specified make-whole payments in the case of certain optional prepayments of the New IPv4 Notes prior to the monthly payment date in May of 2028, (iii) certain indemnification payments in the event, among other things, that the transfers of the assets pledged as collateral for the New IPv4 Notes are in stated ways defective or ineffective and (iv) covenants relating to recordkeeping, access to information and similar matters. As provided in the Base Indenture, the New IPv4 Notes are also subject to rapid amortization in the event of a failure to maintain a stated debt service coverage ratio. A rapid amortization may be cured if the debt service coverage ratio exceeds a certain threshold for a certain period of time, upon which cure, regular amortization, if any, will resume. In addition, if certain utilization thresholds are not met (i.e., the proportion of IPv4 addresses that are leased to the total number of IPv4 addresses owned by the IPv4 Issuer falls below certain thresholds), the IPv4 Issuer will be required to apply collections to the repayment of the New IPv4 Notes and, in certain circumstances, the noteholders will have the ability to direct a sale of the IPv4 Address Assets, in whole or in part, pursuant to the terms set forth in the Indenture. The New IPv4 Notes are also subject to certain customary events of default, including events relating to non-payment of required interest, principal or other amounts due on or with respect to the New IPv4 Notes, failure to comply with covenants within certain time frames, certain bankruptcy events, breaches of specified representations and warranties, failure of security interests to be effective and certain judgments.

Supplement to Base Indenture

In connection with the issuance of the New IPv4 Notes, the IPv4 Issuer obtained consents from noteholders representing more than 50% of the Voting Rights (as defined in the Base Indenture) of the secured IPv4 address revenue term notes, Series 2024-1 Class A-2, to adopt amendments to the Base Indenture to, among other things, permit the IPv4 Issuer to (i) issue additional Class A Notes (as defined in the Base Indenture) (provided that the Class A Leverage Ratio (as defined in the Base Indenture) is less than or equal to 7.25 to 1.00) (as opposed to 6.10 to 1.00 under the Base Indenture as previously in effect), (ii) dispose of IPv4 addresses owned by the IPv4 Issuer (provided that the pro forma Leverage Ratio (as defined in the Base Indenture) is less than or equal to 7.25 to 1.00) (as opposed to the greater of (x) 7.10 to 1.00 and (y) the Leverage Ratio as of the date of the most recent issuance of Additional Notes (as defined in the Base Indenture) (after giving effect to the issuance of such Additional Notes) under the Base Indenture as previously in effect) and (iii) substitute new IPv4 addresses (including Non-Contributed IP Addresses (as defined in the Base Indenture)) to be owned by the IPv4 Issuer for the Contributed IP Addresses then owned by the IPv4 Issuer (provided that the pro forma Leverage Ratio is not greater than 7.25 to 1.00) (as opposed to 6.10 to 1.00 under the Base Indenture as previously in effect), in each case, among other applicable requirements (collectively, the “Amendments”). Accordingly, on the Closing Date, prior to the issuance of the New IPv4 Notes, the IPv4 Issuer entered into a second amendment to the Base Indenture (the “Second Amendment”) with the Trustee giving effect to the Amendments.

Liquidity and cash obligations

In assessing our liquidity, management reviews and analyzes our current cash balances, payments under the IP Transit Services Agreement, accounts receivable, accounts payable, accrued liabilities, capital expenditure commitments, and required finance lease and debt payments and other obligations.

We have had increasing success in raising capital by issuing notes and arranging financing and entering into leases that have had a lower cost and more flexible terms. The combination of our operating performance and access to capital has enhanced our financial flexibility and increased our ability to make distributions to stockholders in the form of cash dividends or through share repurchases. Since our initial public offering, we have returned $1.6 billion to our stockholders through share repurchases and dividends. We will continue to assess our capital and liquidity needs and, where appropriate, return capital to stockholders.

Over the next several years, we have significant contractual and anticipated cash outlays including our indicative dividend payments on our common stock, our maturing debt obligations, interest payments on our debt obligations and Swap Agreement and our projected capital expenditure requirements in order to help execute our business plan including the integration of Sprint Business. Based upon the historical growth rate of our dividend, we expect that we would have to provide approximately $397 million in order to meet our expected quarterly dividend payments over the next two years. Our $500.0 million of 2026 Notes accrue interest at 3.50%, mature in May 2026 and include annual interest payments of $17.5 million until maturity. Our $450.0 million of 2027 Notes mature in June 2027 and include annual interest payments of $31.5 million until maturity. Our $300.0 million of 2027 Mirror Notes mature in June 2027 and include annual interest payments of $21.0 million until maturity. Our $206.0 million of IPv4 Notes effectively mature in May 2029 and include annual interest payments of $16.3 million until maturity (which amount increases if the IPv4 Notes are not repaid prior to May 2029). Our $174.4 million of New IPv4 Notes effectively mature in April 2030 and include annual interest payments of $11.6 million until maturity (which amount increases if the New IPv4 Notes are not repaid prior to April 2030).

Under our Swap Agreement, we pay the counterparty a semi-annual payment based upon overnight SOFR plus a contractual interest rate spread, and the counterparty pays us a semi-annual fixed 3.50% interest payment. These settlement payments are made in November and May of each year until the Swap Agreement expires in February 2026. As of March 31, 2025, $22.5 million of our cash and cash equivalents are restricted for use under our Swap Agreement. We have made a $23.6 million deposit with the counterparty to the Swap Agreement. If the fair value of the Swap Agreement exceeds a net liability of $23.6 million, we will be required to deposit additional funds with the counterparty equal to the net liability fair value. As of March 31, 2025, $22.5 million of the deposit was restricted and $1.1 million was unrestricted.

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

In light of the economic uncertainties associated with the global economy, including due to the impact from tariffs and trade restrictions, the cash flow requirements of the Sprint Business, the lingering impact of the COVID-19 pandemic and recent bank failures and liquidity concerns at certain other banks, our executive officers and Board of Directors have continued to carefully monitor our liquidity and cash requirements. Based on current circumstances, we currently plan to continue our current dividend policy. Given uncertainties regarding the potential impact of tariffs and trade restrictions, the global economy, lingering business impact of the pandemic, and the cash flow requirements of the Sprint Business, we will continue to monitor our capital spending. As we do each year, we will continue to monitor our future sources and uses of cash, and anticipate that we will adjust our capital allocation strategies when, as and if determined by our Board of Directors.

As of March 31, 2025, we had cash, cash equivalents and restricted cash of $184.0 million. The net proceeds, of the New IPv4 Notes, after offering expenses were $170.5 million. At the Closing Date $72.6 million of the $170.5 million net proceeds were restricted and $97.9 million of the net proceeds were unrestricted. The restricted net proceeds will become available based upon improvements in our monthly leverage ratio and our debt service coverage ratio (as defined in the Base Indenture) under our combined $380.4 million of IPv4 notes.

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

Cash Flows

The following table sets forth our consolidated cash flows.

	Three Months Ended March 31,
(in thousands)	2025	2024
Net cash provided by operating activities	$36,351	$19,219
Net cash (used in) provided by investing activities	(33,088)	50,951
Net cash used in financing activities	(57,015)	(23,549)
Effect of exchange rates changes on cash	9,806	2,872
Net (decrease) increase in cash and cash equivalents and restricted cash	$(43,946)	$49,493

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

During the three months ended March 31, 2025 and 2024, we were billed $0.4 million and $16.7 million as due to the Seller under the TSA, respectively. During the three months ended March 31, 2025 and 2024, we paid $0.7 million and $78.5 million to the Seller under the TSA, respectively. During the three months ended March 31, 2025 and 2024, we billed the Seller $15,126 and $0.5 million as due from the Seller under the TSA, respectively. During the three months ended March 31, 2025 and 2024, the Seller paid us $76,870 and $0.5 million under the TSA, respectively. As of March 31, 2025, we owed $0.2 million to the Seller under the TSA. As of December 31, 2024, we owed $0.5 million to the Seller and the Seller owed $0.1 million to us under the TSA. Amounts recorded and paid as due to the Seller under the TSA resulted in a use of cash in operating activities of $0.3 million for the three months ended March 31, 2025 and $61.1 million for the three months ended March 31, 2024.

Net Cash (Used in) Provided by Investing Activities. Our primary use of cash for investing activities is for purchases of property and equipment. Purchases of property and equipment were $58.1 million and $40.9 million for the three months ended March 31, 2025 and 2024, respectively. The changes in purchases of property and equipment were primarily due to the timing and scope of our network expansion and reconfiguration activities including geographic expansion, purchases related to our acquisition of the Sprint Business, costs associated with providing wave services, conversion costs related to acquired data centers and adding buildings to our network.

On the Closing Date, we entered into the IP Transit Services Agreement pursuant to which TMUSA will pay us an aggregate of $700.0 million, consisting of (i) $350.0 million in equal monthly installments during the first year after the Closing Date and (ii) $350.0 million in equal monthly installments over the subsequent 42 months. During the three months ended March 31, 2025 and 2024 we were paid $25.0 million and $87.5 million under the IP Transit Services Agreement, respectively.

Net Cash Used in Financing Activities. Our primary uses of cash for financing activities are for dividend payments, purchases of our common stock and principal payments under our finance lease obligations. Our primary sources of cash for financing activities are issuances of note obligations. During the three months ended March 31, 2025 and 2024 we paid $0.5 million and $49.1 million for our quarterly dividend payments, respectively. Our first quarter 2024 dividend payment totaling $45.8 million was paid in April 2024 and accrued at March 31, 2024. Our quarterly dividends payments have increased due to increases in our quarterly dividend per share amounts. Principal payments under our finance lease obligations were $8.0 million and $23.2 million for the three months ended March 31, 2025 and 2024, respectively. Changes in our principal payments under our finance lease obligations were primarily due to the timing and extent of our network expansion and reconfiguration activities including geographic expansion, purchases related to our acquisition of the Sprint Business associated with providing wave services and adding buildings to our network.

Cash Position and Indebtedness

At March 31, 2025, our total indebtedness, at par, was $2.0 billion and our total cash, cash equivalents and restricted cash ($30.2 million) was $184.0 million. Our total indebtedness at March 31, 2025 includes $568.5 million of finance lease obligations for dark fiber under long-term IRU agreements.

Summarized Financial Information of Holdings

Neither Holdings nor any of its subsidiaries that is not also a subsidiary of Group is a “Restricted Subsidiary” as defined under the indentures governing our 2026 Notes, our 2027 Notes or our 2027 Mirror Notes (the “Indentures”). Holdings is a guarantor under these notes, but none of its subsidiaries that is not also a subsidiary of Group is a guarantor under these notes. Under the Indentures, we are required to disclose certain reasonably related information of Holdings and its subsidiaries that is not attributable to Group and its subsidiaries, relating to Holdings’ assets, liabilities and operating results (“Holdings Financial Information”). The Holdings Financial Information as of and for the three months ended March 31, 2025 is detailed below (in thousands):

As of March 31, 2025
Cash and cash equivalents	$20,616
Restricted cash	7,651
Accounts receivable, net	6,197
Other current assets	11,892
Total current assets	46,356
Property and equipment, net	256,702
Right-of-use leased assets	28,332
Intangible assets, net	17,886
Deposits and other assets	8,817
Due from T-Mobile - Purchase Agreement	22,785
Total assets	$380,878

Accounts payable	$16,104
Accrued and other liabilities	34,498
Due to T-Mobile – TSA	218
Operating lease liabilities, current maturities	43,004
Total current liabilities	93,824
Operating lease liabilities	206,726
Due to Cogent Communications LLC	603,875
Senior secured IPv4 Notes	199,619
Deferred income tax liabilities	428,972
Other long-term liabilities	18,611
Total liabilities	1,551,627
Total stockholders’ deficit	(1,170,749)
Total liabilities and stockholders’ deficit	$380,878

Three Months Ended
March 31, 2025
Service revenue	$12,478
Operating expenses:
Network operations	18,289
Selling, general, and administrative	17,818
Equity-based compensation expense	9,297
Depreciation and amortization	35,626
Total operating expenses	81,030
Operating loss	(68,552)
Interest expense	(4,402)
Interest income - Purchase Agreement	425
Interest income and other, net	(2,619)
Net loss	$(75,148)

Common Stock Buyback Program

Our Board of Directors has approved purchases of shares of our common stock under a buyback program (the “Buyback Program”). There were no purchases of our common stock in the three months ended March 31, 2025 or March 31, 2024. As of March 31, 2025, there was a total of $22.4 million available under the Buyback Program that is authorized to continue through December 31, 2025.

In April 2025, we purchased 94,856 shares of our common stock for $5.0 million at an average price of $53.07 per share under the Buyback Program.

Dividends on Common Stock and Return of Capital Program

On May 7, 2025, our Board of Directors approved the payment of our quarterly dividend of $1.01 per common share. This estimated $48.2 million dividend payment is expected to be made on June 6, 2025.

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

Any future acquisitions or other significant unplanned costs or cash requirements in excess of amounts we currently hold may require that we raise additional funds through the issuance of debt or equity. In addition, our 2026 Notes will mature in May 2026. At that time or earlier, we may elect to refinance or repay our 2026 Notes which may require us to issue additional indebtedness. We cannot assure you that such financing will be available on terms acceptable to us or our stockholders, or at all. Insufficient funds may require us to delay or scale back the number of buildings and markets that we add to our network, reduce our planned increase in our sales and marketing efforts, reduce our planned dividend payments, or require us to otherwise alter our business plan or take other actions that could have a material adverse effect on our business, results of operations and financial condition. If issuing equity securities raises additional funds, substantial dilution to existing stockholders may result.

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

Critical Accounting Estimates

Management believes that as of March 31, 2025, there have been no material changes to our critical accounting policies and significant estimates from those listed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2024.

ITEM 3.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management believes that as of March 31, 2025, there have been no material changes to our exposures to market risk from those disclosed in Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of our annual report on Form 10-K for the year ended December 31, 2024.

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

As required by SEC Rule 13a-15(b), an evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, our management, including our principal executive officer and our principal financial officer, concluded that the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report.

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

ITEM 1A.            RISK FACTORS

Management believes that as of March 31, 2025, there have been no material changes to our risk factors from those disclosed in Item 1A “Risk Factors,” of our annual report on Form 10-K for the year ended December 31, 2024.

ITEM 2.              UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Board of Directors has authorized a plan to permit the repurchase of our common stock in negotiated and open market transactions through December 31, 2025. As of March 31, 2025, $22.4 million remained available for such negotiated and open market transactions concerning our common stock. We may purchase shares from time to time depending on market, economic, and other factors. There were no purchases of our common stock during the first quarter of 2025 made pursuant to this authorization.

ITEM 5.              OTHER INFORMATION

During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6.              EXHIBITS.

(a)	Exhibits

Exhibit Number	Description
4.1

Series 2025-1 Supplement, dated as of April 11, 2025, by and between Cogent IPv4 LLC and Wilmington Trust, National Association (previously filed as Exhibit 4.1 to our Current Report on Form 8-K, filed on April 11, 2025, and incorporated herein by reference).

4.2

Second Amendment to Base Indenture, dated as of April 11, 2025, by and between Cogent IPv4 LLC and Wilmington Trust, National Association (previously filed as Exhibit 4.2 to our Current Report on Form 8-K, filed on April 11, 2025, and incorporated herein by reference).

10.1#

Amendment No. 10 to Employment Agreement of David Schaeffer, dated as of January 14, 2025 (previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on January 15, 2025, and incorporated herein by reference).

10.2#

Form of 2025 Restricted Stock Award between the Company and David Schaeffer (previously filed as Exhibit 10.2 to our Current Report on Form 8-K, filed on January 15, 2025, and incorporated herein by reference).

10.3

Second Amendment to Lease Agreement, dated March 11, 2025, between Sodium LLC and Cogent Communications, LLC (previously filed as Exhibit 10.3 to our Current Report on Form 8-K, filed on March 12, 2025, and incorporated herein by reference).

31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer (furnished herewith)
32.2	Certification of Chief Financial Officer (furnished herewith)
101.1

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Comprehensive Loss, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (filed herewith).

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

Date: May 8, 2025	COGENT COMMUNICATIONS HOLDINGS, INC.

	By:	/s/ David Schaeffer
		Name:	David Schaeffer
		Title:	Chief Executive Officer

Date: May 8, 2025	By:	/s/ Thaddeus G. Weed
		Name:	Thaddeus G. Weed
		Title:	Chief Financial Officer and Treasurer