Form 10-Q
period 2025-06-30
COGENT COMMUNICATIONS HOLDINGS, INC.
filed 2025-08-07
CIK 1158324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2025

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

Common Stock, $0.001 par value 49,182,709 shares outstanding as of July 31, 2025

INDEX

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Condensed Consolidated Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets of Cogent Communications Holdings, Inc. and Subsidiaries as of June 30, 2025 (Unaudited) and December 31, 2024	3
	Condensed Consolidated Statements of Comprehensive Loss of Cogent Communications Holdings, Inc. and Subsidiaries for the Three Months Ended June 30, 2025 and June 30, 2024 (Unaudited)	4
	Condensed Consolidated Statements of Comprehensive Loss of Cogent Communications Holdings, Inc. and Subsidiaries for the Six Months Ended June 30, 2025 and June 30, 2024 (Unaudited)	5
	Condensed Consolidated Statements of Cash Flows of Cogent Communications Holdings, Inc. and Subsidiaries for the Six Months Ended June 30, 2025 and June 30, 2024 (Unaudited)	6
	Notes to Interim Condensed Consolidated Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	55
Item 4.	Controls and Procedures	55

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings	56
Item 1A.	Risk Factors	56
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	56
Item 5.	Other Information	56
Item 6.	Exhibits	57
SIGNATURES		58
CERTIFICATIONS

PART I FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

COGENT COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2025 AND DECEMBER 31, 2024

(IN THOUSANDS, EXCEPT SHARE DATA)

	June 30,	December 31,
	2025	2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$213,651	$198,486
Restricted cash	93,074	29,430
Accounts receivable, net of allowance for credit losses of $8,390 and $9,762, respectively	95,127	96,934
Due from T-Mobile, IP Transit Services Agreement, current portion, net of discount of $13,720 and $16,915, respectively	86,280	83,085
Due from T-Mobile, Transition Services Agreement	119	62
Prepaid expenses and other current assets	72,720	74,104
Total current assets	560,971	482,101
Property and equipment:
Property and equipment	3,546,033	3,319,731
Accumulated depreciation and amortization	(1,820,651)	(1,655,564)
Total property and equipment, net	1,725,382	1,664,167
Right-of-use leased assets	325,681	324,315
IPv4 intangible asset	458,000	458,000
Other intangible assets, net	12,147	13,029
Deposits and other assets	29,809	29,596
Due from T-Mobile, IP Transit Services Agreement, net of discount of $6,343 and $12,312, respectively	135,323	179,534
Due from T-Mobile, Purchase Agreement, net of discount of $4,897 and $5,755, respectively	23,218	22,360
Total assets	$3,270,531	$3,173,102
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$49,169	$39,805
Accrued and other current liabilities	116,653	134,609
Due to T-Mobile – Transition Services Agreement	9	525
Current maturities, operating lease liabilities	50,932	57,172
Finance lease obligations, current maturities	26,523	21,225
Total current liabilities	243,286	253,336
Senior secured 2026 notes, net of unamortized debt costs of $375 and discount of $499	—	499,126
Senior unsecured 2027 notes, net of unamortized debt costs of $1,632 and $2,013, respectively, and discounts of $5,724 and $7,053, respectively	742,644	740,934
Secured IPv4 notes, net of unamortized debt costs of $9,880 and $6,702, respectively	370,520	199,298
Senior secured 2032 notes, net of unamortized debt costs of $2,143	597,857	—
Operating lease liabilities, net of current maturities	298,515	302,004
Finance lease obligations, net of current maturities	578,634	517,161
Deferred income tax liabilities	362,464	398,266
Other long-term liabilities	29,943	40,129
Total liabilities	3,223,863	2,950,254
Commitments and contingencies:
Stockholders’ equity:
Common stock, $0.001 par value; 75,000,000 shares authorized; 49,246,196 and 49,034,925 shares issued and outstanding, respectively	49	49
Additional paid-in capital	632,702	629,829
Accumulated other comprehensive loss	(1,196)	(30,685)
Accumulated deficit	(584,887)	(376,345)
Total stockholders’ equity	46,668	222,848
Total liabilities and stockholders’ equity	$3,270,531	$3,173,102

The accompanying notes are an integral part of these condensed consolidated balance sheets.

COGENT COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED JUNE 30, 2025 AND JUNE 30, 2024

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three Months Ended	Three Months Ended
	June 30, 2025	June 30, 2024
	(Unaudited)	(Unaudited)
Service revenue	$246,247	$260,443
Operating expenses:
Network operations (including $506 and $350 of equity-based compensation expense, respectively, exclusive of depreciation and amortization shown separately below)	137,492	156,167
Selling, general, and administrative (including $4,158 and $3,215 of equity-based compensation expense, respectively)	64,924	68,345
Acquisition costs – Sprint	—	12,370
Depreciation and amortization	75,290	74,036
Total operating expenses	277,706	310,918
Gain on lease termination	—	3,332
Operating loss	(31,459)	(47,143)
Interest expense, including change in valuation interest rate swap agreement	(39,777)	(29,541)
Loss on debt extinguishment and redemption – 2026 notes	(5,606)	—
Gain on bargain purchase – Sprint	—	27,673
Interest income – IP Transit Services Agreement	4,299	5,934
Interest income – Purchase Agreement	433	402
Interest income and other, net	(2,415)	2,484
Loss before income taxes	(74,525)	(40,191)
Income tax benefit	16,718	7,853
Net loss	$(57,807)	$(32,338)

Comprehensive loss:
Net loss	$(57,807)	$(32,338)
Foreign currency translation adjustment	17,737	(1,722)
Comprehensive loss	$(40,070)	$(34,060)

Net loss per common share:
Basic net loss per common share	$(1.21)	$(0.68)
Diluted net loss per common share	$(1.21)	$(0.68)
Dividends declared per common share	$1.010	$0.975

Weighted-average common shares - basic	47,592,836	47,511,613

Weighted-average common shares - diluted	47,592,836	47,511,613

The accompanying notes are an integral part of these condensed consolidated statements.

COGENT COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND JUNE 30, 2024

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Six Months Ended	Six Months Ended
	June 30, 2025	June 30, 2024
	(Unaudited)	(Unaudited)
Service revenue	$493,298	$526,613
Operating expenses:
Network operations (including $996 and $735 of equity-based compensation expense, respectively, exclusive of depreciation and amortization shown separately below)	274,930	324,752
Selling, general, and administrative (including $11,681 and $9,781 of equity-based compensation expense, respectively)	138,787	145,392
Acquisition costs – Sprint	—	21,407
Depreciation and amortization	151,328	144,930
Total operating expenses	565,045	636,481
Gain on lease termination	—	3,332
Operating loss	(71,747)	(106,536)
Interest expense, including change in valuation interest rate swap agreement	(73,971)	(58,703)
Loss on debt extinguishment and redemption – 2026 notes	(5,606)	—
Gain on bargain purchase – Sprint	—	22,202
Interest income – IP Transit Services Agreement	8,984	13,264
Interest income (loss) – Purchase Agreement	858	(78)
Interest income and other, net	(3,306)	5,226
Loss before income taxes	(144,788)	(124,625)
Income tax benefit	34,939	26,980
Net loss	$(109,849)	$(97,645)

Comprehensive loss:
Net loss	$(109,849)	$(97,645)
Foreign currency translation adjustment	29,489	(6,756)
Comprehensive loss	$(80,360)	$(104,401)

Net loss per common share:
Basic net loss per common share	$(2.30)	$(2.06)
Diluted net loss per common share	$(2.30)	$(2.06)
Dividends declared per common share	$2.015	$1.940

Weighted-average common shares - basic	47,804,421	47,408,786

Weighted-average common shares - diluted	47,804,421	47,408,786

The accompanying notes are an integral part of these condensed consolidated statements.

COGENT COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND JUNE 30, 2024

(IN THOUSANDS)

	Six Months Ended	Six Months Ended
	June 30, 2025	June 30, 2024
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(109,849)	$(97,645)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	151,328	144,930
Amortization of debt costs and discounts	2,534	1,106
Amortization of discounts, due from T-Mobile, IP Transit Services & Purchase Agreements	(9,842)	(13,186)
Equity-based compensation expense (net of amounts capitalized)	12,677	10,516
Loss on debt extinguishment and redemption – 2026 notes	5,606	—
Gain on bargain purchase – Sprint	—	(22,202)
Gain on finance lease termination	—	(3,332)
Deferred income taxes	(35,802)	(43,554)
Changes in operating assets and liabilities:
Accounts receivable	1,807	23,799
Prepaid expenses and other current assets	(6,222)	12,900
Due to T-Mobile – Transition Services Agreement	(516)	(64,622)
Due from T-Mobile – Transition Services Agreement	(57)	(11,671)
Accounts payable, accrued liabilities and other long-term liabilities	(17,784)	62,698
Deposits and other assets	(1,567)	(2,688)
Net cash used in operating activities	(7,687)	(2,951)
Cash flows from investing activities:
Cash receipts - IP Transit Services Agreement – T-Mobile	50,000	154,167
Acquisition of Sprint – severance reimbursement	—	12,323
Purchases of property and equipment	(114,288)	(89,650)
Net cash (used in) provided by investing activities	(64,288)	76,840
Cash flows from financing activities:
Dividends paid	(98,693)	(93,782)
Purchases of common stock	(11,517)	(7,968)
Net proceeds from issuance of senior unsecured 2027 notes - net of discount of $6.8 million and debt costs of $1.4 million	—	291,879
Net proceeds from issuance of secured IPv4 notes – net of debt costs of $4.0 million and $7.6 million, respectively	170,479	198,420
Net proceeds from issuance of senior secured 2032 notes - net of debt costs of $2.2 million	597,842	—
Debt extinguishment and redemption – 2026 notes	(505,000)	—
Proceeds from exercises of stock options	151	204
Settlement of finance lease – at a discount	—	(114,576)
Principal payments of finance lease obligations	(16,523)	(42,131)
Net cash provided by financing activities	136,739	232,046
Effect of exchange rates changes on cash	14,045	6,525
Net increase in cash, cash equivalents and restricted cash	78,809	312,460
Cash, cash equivalents and restricted cash, beginning of period	227,916	113,781
Cash, cash equivalents and restricted cash, end of period	$306,725	$426,241
Supplemental disclosure of non-cash financing activities:
Finance lease obligations incurred	$118,037	$96,606

The accompanying notes are an integral part of these condensed consolidated statements.

COGENT COMMUNICATIONS HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Description of the business:

Reorganization and merger

On May 15, 2014, pursuant to the Agreement and Plan of Reorganization by and among Cogent Communications Group, Inc. (now Cogent Communications Group, LLC), a Delaware corporation (“Group”), Cogent Communications Holdings, Inc., a Delaware corporation (“Holdings”), and Cogent Communications Merger Sub, Inc., a Delaware corporation, Group adopted a new holding company organizational structure whereby Group is now a wholly owned subsidiary of Holdings. Holdings is a “successor issuer” to Group pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). References to the “Company” for events that occurred prior to May 15, 2014 refer to Cogent Communications Group, Inc. (now Cogent Communications Group, LLC) and its subsidiaries, and on and after May 15, 2014, the “Company” refers to Cogent Communications Holdings, Inc. and its subsidiaries. Cogent Communications, LLC (formerly Cogent Communications, Inc.) is wholly owned by Group, Cogent Fiber LLC (formerly Sprint Communications Company LP) is indirectly wholly owned by Holdings, and the vast majority of the Company’s assets are held by, contractual arrangements are executed by, and operations are conducted by, Cogent Fiber LLC and Cogent Communications, LLC.

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

In addition to providing on-net services, the Company provides Internet access and private network services to customers that are not located in buildings directly connected to its network. The Company provides these off-net services primarily to corporate customers using other carriers’ circuits to provide the “last mile” portion of the link from the customers’ premises to the Company’s network. The Company also provides certain non-core services that resulted from acquisitions, including the acquisition of Sprint Communications, now called Cogent Fiber LLC (as discussed below). The Company continues to support but does not actively sell these non-core services. In connection with the Company’s acquisition of Cogent Fiber LLC, the Company began to provide optical wavelength services and optical transport services over a network that is generally independent of the Company’s legacy IP network. The Company is selling these wavelength services to its existing customers, customers of Cogent Fiber LLC and to new customers who require dedicated optical transport connectivity without the capital and ongoing expenses associated with owning and operating network infrastructure. Additionally, the Cogent Fiber Business (as defined below) customers include a number of companies larger than the Company’s historical customer base. In connection with the acquisition of Cogent Fiber LLC, the Company expanded selling services to these larger “Enterprise” customers.

Acquisition of Sprint Communications

On September 6, 2022, Cogent Infrastructure, Inc. (now Cogent Infrastructure, LLC), a Delaware corporation and a direct wholly owned subsidiary of the Company (the “Buyer” or “Cogent Infrastructure”), entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with Sprint Communications LLC, a Kansas limited liability company (“Sprint Communications”) and an indirect wholly owned subsidiary of T-Mobile US, Inc., a Delaware corporation (“T-Mobile”), and Sprint LLC, a Delaware limited liability company and an indirect wholly owned subsidiary of T-Mobile (the “Seller”), pursuant to which the Company acquired the U.S. long-haul fiber network (including the non-U.S. extensions thereof) of Sprint Communications (now Cogent Fiber LLC) and its subsidiaries (the “Cogent Fiber Business”). Pursuant to the Purchase Agreement, the Company purchased from the Seller all of the issued and outstanding membership interests (the “Purchased Interests”) of Wireline Network Holdings LLC, a Delaware limited liability company that, following an internal restructuring and divisive merger, held Sprint Communications’ assets and liabilities relating to the Cogent Fiber Business (such transactions contemplated by the Purchase Agreement, collectively, the “Transaction”). The Purchase Agreement included customary representations, warranties, indemnities and covenants, including regarding the conduct of the Cogent Fiber Business prior to the closing of the Transaction (the “Closing”). In addition, the Closing was subject to customary closing conditions, including the receipt of certain required regulatory approvals and consents.

The Company believes it is in a unique position to monetize the Cogent Fiber Business and its network and management expects to achieve significant cost reduction synergies and revenue synergies from the Transaction.

Purchase Price

The Transaction closed on May 1, 2023 (the “Closing Date”). On the Closing Date, the Buyer consummated the Transaction pursuant to the terms of the Purchase Agreement, providing a purchase price of $1 payable to the Seller for the Purchased Interests, subject to customary adjustments, including working capital (the “Working Capital Adjustment”), as set forth in the Purchase Agreement. As consideration for the Purchased Interests, the Working Capital Adjustment (primarily related to acquired cash and cash equivalents of an estimated $43.4 million at the Closing Date in order to fund the international operations of the Cogent Fiber Business) resulted in the Buyer making a payment to the Seller of $61.1 million on the Closing Date. During the third quarter of 2023, an additional Working Capital Adjustment of $5.0 million was accrued due to the Seller. The final determination of the Working Capital Adjustment (which included the Short-term Lease Payment below) was completed in April 2024, and the Company paid the Seller $5.0 million for the remaining Working Capital Adjustment.

Short-term lease payment

The Purchase Agreement also provides for a payment of $28.1 million ($19.8 million net of discount) from the Seller to the Buyer related to acquired short-term operating lease obligations (the “Short-term Lease Payment”). The Short-term Lease Payment will be paid from the Seller to the Company in four equal payments in months 55 to 58 after the Closing Date. The final determination of the Short-term Lease Payment was completed in April 2024. The Short-term Lease Payment was recorded at its present value resulting in a discount of $8.4 million. The interest rate used in determining the present value was derived considering rates on similar issued debt instruments with comparable durations, among other market factors. The determination of the discount rate requires some judgment. During the third quarter of 2023, the Short-term Lease Payment was reduced by $4.8 million and in the first quarter of 2024, the Short-term Lease Payment was reduced by an additional $17.0 million, net of discount of $7.2 million. Including the cumulative impact of these adjustments, the amortization of the discount resulted in interest income (expense) of $0.4 million and $0.4 million for the three months ended June 30, 2025 and 2024, respectively, and interest income (expense) of $0.9 million and ($0.1) million for the six months ended June 30, 2025 and 2024, respectively.

Severance reimbursements

The Purchase Agreement also provided for reimbursement from the Seller to the Buyer for qualifying severance expenses incurred. Total qualifying severance expenses were $28.6 million of which $8.0 million and $12.3 million were recorded in the three and six months ended June 30, 2024, respectively. These severance payments ended in the second quarter of 2024.

IP Transit Services Agreement

On the Closing Date, Cogent Communications, Inc. (now Cogent Communications, LLC), and T-Mobile USA, Inc., a Delaware corporation and direct subsidiary of T-Mobile (“TMUSA”), entered into an agreement for IP transit services (“IP Transit Services Agreement”), pursuant to which TMUSA will pay an affiliate of the Company an aggregate of $700.0 million, consisting of (i) $350.0 million in equal monthly installments of $29.2 million per month during the first year after the Closing Date and (ii) $350.0 million in equal monthly installments of $8.3 million per month over the subsequent 42 months. Under the IP Transit Services Agreement. TMUSA paid the Company $25.0 million and $66.7 million during the three months ended June 30, 2025 and 2024, respectively and paid the Company $50.0 million and $154.2 million during the six months ended June 30, 2025 and 2024, respectively.

The Company accounted for the Transaction as a business combination under ASC Topic 805 Business Combinations (“ASC 805”). The Company evaluated what elements are part of the business combination and the consideration exchanged to complete the acquisition. Under ASC 805, the Company has concluded that the $700.0 million of payments to be made represent consideration received from T - Mobile to complete the acquisition of a distressed business. The Company also evaluated whether the IP Transit Services Agreement was in the scope of ASU No. 2014 - 09 Revenue from Contracts with Customers (“ASC 606”). The Company has concluded that T - Mobile did not represent a “customer” as defined by ASC 606, the stated contract price did not represent consideration for services to be delivered, and the transaction did not satisfy the definition of revenue, which excluded this arrangement from the scope of ASC 606. As a result, and considering statements made by T - Mobile, the IP Transit Services Agreement was recorded in connection with the Transaction at its discounted present value resulting in a discount of $79.6 million. The interest rate used in determining the present value was derived considering rates on similar issued debt instruments with comparable durations, among other market factors. The determination of the discount rate requires some judgment. The amortization of the discount resulted in interest income of $4.3 million and $5.9 million during the three months ended June 30, 2025 and 2024, respectively, and $9.0 million and $13.3 million during the six months ended June 30, 2025 and 2024, respectively.

Transition Services Agreement

On the Closing Date, the Buyer entered into a transition services agreement (the “TSA”) with the Seller, pursuant to which the Seller provides to the Buyer, and the Buyer provides to the Seller on an interim basis following the Closing Date, certain specified services (the “Transition Services”) to ensure an orderly transition following the separation of the Cogent Fiber Business from Sprint Communications. The services provided by the Seller to the Buyer include, among others, information technology support, back office and finance, real estate and facilities, vendor and supply chain management, including the payment and processing of vendor invoices for the Company and human resources services. The services provided by the Buyer to the Seller include, among others, information technology and network support, finance and back office and other wireless business support.

The Transition Services are generally intended to be provided for a period of up to two years following the Closing Date, although such period may be extended for an additional one-year term by either party upon 30 days’ prior written notice. The fees for the Transition Services are calculated using either a per service monthly fee or an hourly rate for the employees allocated to provide such services. Any third-party costs incurred in providing the Transition Services are passed on to the party receiving such services at cost for the two-year period. Amounts paid for the Cogent Fiber Business by T-Mobile are reimbursed at cost.

Either party to the TSA may terminate the agreement with respect to any individual service in full for convenience upon 30 days’ prior written notice for certain services and reduced for other services after a 90-day period. The TSA may be terminated in its entirety if the other party has failed to perform any of its material obligations and such failure is not cured within 30 days. The TSA provides for customary indemnification and limits on liability. Amounts billed under the TSA are due 30 days from receipt of the related invoice. Amounts billed to the Company under the TSA are primarily for reimbursement at cost of payments to vendors of the Cogent Fiber Business until these vendors are fully transitioned to the Company. The amounts due from the Seller were primarily reimbursements for severance costs related to Cogent Fiber Business employees and services provided by the Company for the Seller.

During the three and six months ended June 30, 2025, the Company was billed $10,000 and $0.4 million as due to the Seller under the TSA, respectively. During the three and six months ended June 30, 2024, the Company was billed $6.7 million and $23.3 million as due to the Seller under the TSA, respectively. During the three and six months ended June 30, 2025, the Company paid the Seller $0.2 million and $0.9 million, respectively, under the TSA. During the three and six months ended June 30, 2024, the Company paid the Seller $9.8 million and $88.2 million, respectively, under the TSA.

During the three and six months ended June 30, 2025, the Company billed the Seller $0.1 million and $0.1 million, respectively, under the TSA. During the three and six months ended June 30, 2024, the Company billed the Seller $0.4 million and $0.9 million, respectively, under the TSA. During the six months ended June 30, 2025, the Seller paid the Company $0.1 million under the TSA. There were no payments received during the three months ended June 30, 2025 under the TSA. During the three and six months ended June 30, 2024, the Seller paid the Company $0.5 million and $0.9 million, respectively, under the TSA.

As of June 30, 2025, the Company owed $9,000 to the Seller, and the Seller owed $0.1 million to the Company under the TSA. As of December 31, 2024, the Company owed $0.5 million to the Seller, and the Seller owed $0.1 million to the Company under the TSA.

Other Services Provided to the Seller

In addition, on the Closing Date, the Buyer and TMUSA entered into a commercial agreement (the “Commercial Agreement”) for colocation and connectivity services, pursuant to which the Company will provide such services to TMUSA for a per service monthly fee plus certain third-party costs incurred in providing the services. During the three and six months ended June 30, 2025, the Company billed and recorded revenue due from the Seller of $1.1 million and $1.8 million, respectively under the Commercial Agreement. During the three and six months ended June 30, 2024, the Company billed and recorded revenue due from the Seller of $5.9 million and $9.1 million, respectively under the Commercial Agreement. As of June 30, 2025, and December 31, 2024, TMUSA owed $0.9 million and $2.6 million, respectively, to the Company under the Commercial Agreement. These amounts are recorded in accounts receivable.

Acquisition-Related Costs

In connection with the Transaction and negotiation of the Purchase Agreement, the Company incurred a total of $13.6 million of professional fees and other acquisition-related costs (not including severance costs) since the acquisition date. Acquisition-related costs (not including severance costs) were $12.4 million and $21.4 million for the three and six months ended June 30, 2024, respectively. There were no acquisition-related costs incurred in the three or six months ended June 30, 2025.

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

During the three months ended June 30, 2024, the Company recorded measurement period adjustments resulting in an increase to the gain on bargain purchase of $27.7 million, which included;

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

May 1, 2023
Assets
Current assets:
Cash and cash equivalents	$47,074
Accounts receivable	39,948
Prepaid expenses and other current assets	22,777
Total current assets	109,799
Total property and equipment	965,715
Right-of-use leased assets	304,982
IPv4 intangible asset	458,000
Other intangible assets	16,000
Deposits and other assets	7,521
Total assets	$1,862,017
Liabilities
Current liabilities:
Accounts payable	$13,313
Accrued and other current liabilities	25,344
Current maturities, operating lease liabilities	74,562
Current maturities, finance lease liabilities	39,559
Total current liabilities	152,778
Operating lease liabilities, net of current maturities	251,573
Finance lease liabilities, net of current maturities	121,342
Deferred income tax liabilities	474,891
Other long-term liabilities	35,366
Total liabilities	1,035,950
Fair value of net assets acquired	$826,067
Gain on bargain purchase
Fair value of net assets acquired	$826,067
Total net consideration to be received from the Seller, net of discounts - see table above	602,581
Gain on bargain purchase	$1,428,648

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

Acquired Leases

The Company acquired a portfolio of lease arrangements for the lease of dark fiber, rights-of-way and facilities. In accordance with ASC 805 and ASC Topic 842, Leases, the acquired leases are accounted for as if the leases were new at the acquisition date, however, the Company retains the lease classification from the Seller. The Company followed its historical policies with respect to evaluating the renewal periods of the acquired leases and estimating the incremental borrowing rate. During the third quarter of 2023, the Company recorded a measurement period adjustment to reclassify $24.9 million from right-of-use leased assets

(net of related unfavorable lease liability amount) to finance lease assets (presented within property and equipment) and a measurement period adjustment to reclassify $160.9 million from operating lease liabilities to a finance lease liability.

The Company also evaluated the leases for unfavorable terms and recorded an adjustment for unfavorable market terms of $157.2 million that was valued using the income approach. Unfavorable lease liabilities are presented net of the corresponding right-of-use assets.

Acquired Intangible Assets

Intangible assets acquired include $458.0 million of Internet Protocol version 4 (“ IPv4”) addresses and $16.0 million of acquired customer relationships. The acquired customer relationships have an estimated useful life of nine years, and the estimated fair value was determined using a market-based income approach. Amortization expense was $0.4 million and $0.8 million for the three and six months ended June 30, 2025, respectively and was $0.4 million and $0.9 million for the three and six months ended June 30, 2024, respectively. Future amortization expense of the customer relationships is $1.8 million per year for seven years.

The fair value measurement of the IPv4 addresses was based on recent auction prices and a factor to incorporate the uncertainty for how the market for IPv4 addresses will function in the future. The Company believes that the IPv4 address asset has an indefinite useful life and is not being amortized. The Company evaluates the IPv4 address asset for impairment on the first day of the fourth quarter, or more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable. In performing the impairment assessment, the Company may first evaluate qualitative factors to determine whether it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount. Upon consideration of relevant factors, the Company concluded that it was not more-likely-than-not that impairment was present, and therefore, a quantitative impairment assessment was not required. There has not been an impairment recorded for the Company’s IPv4 address asset.

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

Reassessment of Bargain Purchase Gain

Because the fair value of the identifiable assets acquired and liabilities assumed exceeded the fair value of the consideration transferred, the Company recorded a material bargain purchase gain of $1.4 billion. Consequently, the Company reassessed the recognition and measurement of identifiable assets acquired and liabilities assumed in accordance with ASC 805-30-25-4 and concluded that all acquired assets and assumed liabilities were recognized and that the valuation procedures and resulting measures were appropriate.

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

Financial instruments

At June 30, 2025 and December 31, 2024, the carrying amount of cash and cash equivalents, restricted cash, accounts receivable, prepaid and other current assets, accounts payable, and accrued expenses approximated fair value because of the short-term nature of these instruments. The Company measures its cash equivalents and restricted cash at amortized cost, which approximates fair value based upon quoted market prices (Level 1).

Based upon recent trading prices (Level 2—market approach) at June 30, 2025,

●	The fair value of the Company’s $450.0 million aggregate principal amount of 7.00% Senior Unsecured Notes due 2027 (the “2027 Notes”) was $450.0 million;
●	The fair value of the Company’s $300.0 million aggregate principal amount of 7.00% Senior Unsecured Mirror Notes due 2027 (the “2027 Mirror Notes”) was $300.0 million;
●	The fair value of the Company’s $600.0 million aggregate principal amount of 6.50% Senior Secured Notes due 2032 (the “2032 Notes”) was $591.0 million;
●	The fair value of the Company’s $206.0 million aggregate principal amount of 7.924% Existing IPv4 Notes (as defined below) was $211.3 million;
●	The fair value of the Company’s $174.4 million aggregate principal amount of 6.646% IPv4 New Notes (as defined below) was $175.4 million; and
●	The fair value of the Company’s Swap Agreement (as defined below) was $13.6 million.

Restricted cash and interest rate swap agreement

Restricted cash includes amounts held in segregated bank accounts by the Company’s clearing broker as margin in support of the Company’s Swap Agreement as discussed in Note 3 and was $13.6 million as of June 30, 2025 and $22.3 million at December 31, 2024. Additional restricted cash related to the IPv4 Notes, as discussed in Note 3, was $79.5 million as of June 30, 2025 and $7.1 million at December 31, 2024. Additional cash may be further restricted to maintain the Company’s Swap Agreement as interest rates fluctuate and margin requirements change and under the provisions of the Company’s IPv4 Notes Indenture (as defined below). The Company does not use derivative financial instruments for trading purposes.

Gross receipts taxes, universal service fund and other surcharges

Revenue recognition standards include guidance relating to taxes or surcharges assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer and may include, but are not limited to, gross receipts taxes, excise taxes, Universal Service Fund fees and certain state regulatory fees. Such charges may be presented gross or net based upon the Company’s accounting policy election. The Company records certain excise taxes and surcharges on a gross basis and includes them in its revenue and network operations expense. Excise taxes and surcharges billed to customers and recorded on a gross basis (as service revenue and network operations expense) were $20.0 million and $40.2 million for the three and six months ended June 30, 2025, respectively and were $19.2 million and $39.7 million for the three and six months ended June 30, 2024, respectively.

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

The following details the determination of diluted weighted-average shares:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Weighted average common shares - basic	47,592,836	47,511,613	47,804,421	47,408,786
Dilutive effect of stock options	—	—	—	—
Dilutive effect of restricted stock	—	—	—	—
Weighted average common shares - diluted	47,592,836	47,511,613	47,804,421	47,408,786

The following details unvested shares of restricted common stock as well as the anti-dilutive effects of stock options and restricted stock awards outstanding:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Unvested shares of restricted common stock	1,657,168	1,624,434	1,657,168	1,624,434
Anti-dilutive options for common stock	223,068	185,211	202,864	152,867
Anti-dilutive shares of restricted common stock	782,800	384,098	911,907	373,452

Stockholders’ Equity

The following details the changes in stockholders’ equity for the three months and six ended June 30, 2025 and 2024, respectively (in thousands except share data):

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at March 31, 2025	49,337,310	$49	$639,248	$(18,933)	$(477,520)	$142,844
Forfeitures of shares granted to employees	(59,281)	—	—	—	—	—
Equity-based compensation	—	—	5,422	—	—	5,422
Foreign currency translation	—	—	—	17,737	—	17,737
Issuances of common stock	196,788	—	—	—	—	—
Exercises of options	886	—	30	—	—	30
Common stock purchases & retirement	(229,507)	—	(11,998)	—	—	(11,998)
Dividends paid	—	—	—	—	(49,560)	(49,560)
Net loss	—	—	—	—	(57,807)	(57,807)
Balance at June 30, 2025	49,246,196	$49	$632,702	$(1,196)	$(584,887)	$46,668

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at March 31, 2024	49,013,487	$49	$614,535	$(19,419)	$(94,521)	$500,644
Forfeitures of shares granted to employees	(73,166)	—	—	—	—	—
Equity-based compensation	—	—	4,298	—	—	4,298
Foreign currency translation	—	—	—	(1,722)	—	(1,722)
Issuances of common stock	202,692	—	—	—	—	—
Exercises of options	1,069	—	40	—	—	40
Common stock purchases & retirement	(153,322)	—	(7,968)	—	—	(7,968)
Dividends paid	—	—	—	—	(47,431)	(47,431)
Net loss	—	—	—	—	(32,338)	(32,338)
Balance at June 30, 2024	48,990,760	$49	$610,905	$(21,141)	$(174,290)	$415,523

			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2024	49,034,925	$49	$629,829	$(30,685)	$(376,345)	$222,848
Forfeitures of shares granted to employees	(69,541)	—	—	—	—	—
Equity-based compensation	—	—	14,720	—	—	14,720
Foreign currency translation	—	—	—	29,489	—	29,489
Issuances of common stock	507,386	—	—	—	—	—
Exercises of options	2,933	—	151	—	—	151
Common stock purchases & retirement	(229,507)	—	(11,998)	—	—	(11,998)
Dividends paid	—	—	—	—	(98,693)	(98,693)
Net loss	—	—	—	—	(109,849)	(109,849)
Balance at June 30, 2025	49,246,196	$49	$632,702	$(1,196)	$(584,887)	$46,668

			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2023	48,608,569	$49	$606,755	$(14,385)	$17,137	$609,556
Forfeitures of shares granted to employees	(110,545)	—	—	—	—	—
Equity-based compensation	—	—	11,914	—	—	11,914
Foreign currency translation	—	—	—	(6,756)	—	(6,756)
Issuances of common stock	641,782	—	—	—	—	—
Exercises of options	4,276	—	204	—	—	204
Common stock purchases & retirement	(153,322)	—	(7,968)	—	—	(7,968)
Dividends paid	—	—	—	—	(93,782)	(93,782)
Net loss	—	—	—	—	(97,645)	(97,645)
Balance at June 30, 2024	48,990,760	$49	$610,905	$(21,141)	$(174,290)	$415,523

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

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
(in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Service revenue recognized from deferred revenue balance at beginning of period	$2,310	$2,042	$4,107	$4,663
Amortization expense for contract costs	5,562	5,017	10,935	9,913

Lessor Accounting

The Company is a lessor for leases of owned dark fiber acquired in connection with the Transaction, that have contract terms that are accounted for as operating leases. These transactions are generally structured as indefeasible-right-of use agreements (“IRUs”), which are the exclusive right to use specified fibers for a specified term, typically 20 - 25 years. Cash consideration received on transfers of dark fiber, including upfront installation fees, is recognized on a straight-line basis to service revenue over the term of the agreement. Lease income is included in service revenue in the condensed consolidated statements of comprehensive loss.

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 replaced most existing lease accounting guidance. The operating lease liability under ASU 2016-02 is not considered a liability under the consolidated leverage ratio calculations in the indentures governing the Company’s senior unsecured and senior secured note obligations. The Company has made an accounting policy election to not apply the recognition requirements of ASU 2016-02 to its short-term leases-leases with a term of one year or less. The Company has also elected to apply certain practical expedients under ASU 2016-02 including not separating lease and non-lease components on its finance and operating leases.

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
(Amounts in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Finance lease cost
Amortization of right-of-use assets	$13,975	$12,204	$27,891	$23,768
Interest expense on finance lease liabilities	12,509	9,919	23,615	20,330
Operating lease cost	18,569	22,716	36,013	46,967
Total lease costs	$45,053	$44,839	$87,519	$91,065

	Six Months	Six Months
	Ended	Ended
	June 30, 2025	June 30, 2024
Other lease information (amounts in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$(22,650)	$(16,562)
Operating cash flows from operating leases	(35,790)	(47,671)
Financing cash flows from finance leases	(16,523)	(156,707)
Right-of-use assets obtained in exchange for new finance lease liabilities	79,076	96,606
Right-of-use assets obtained in exchange for new operating lease liabilities	15,105	8,265
Weighted-average remaining lease term — finance leases (in years)	17.1	16.3
Weighted-average remaining lease term — operating leases (in years)	11.3	12.5
Weighted average discount rate — finance leases	8.1%	8.4%
Weighted average discount rate — operating leases	7.6%	8.0%

Operating leases and finance leases

The Company has entered into lease agreements with numerous providers of dark fiber under IRUs. These IRUs typically have initial terms of 15-20 years and include renewal options after the initial lease term. The majority of these leases are finance leases. The Company also leases office space, rights-of-way, dark fiber and certain data center facilities under operating leases. Right-of-use assets represent the Company’s right-to-use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments under the lease.

As of June 30, 2025, the Company had committed to additional IRU agreements totaling $142.2 million in future payments to be paid over periods of up to 20 years. These obligations begin when the related fiber is accepted, which is generally expected to occur in the next 12 months.

The future minimum payments under the Company’s operating lease and finance lease agreements are as follows (in thousands):

	Operating	Finance
For the Twelve Months Ending June 30,	Leases	Leases
2026	$63,741	$70,101
2027	59,578	64,390
2028	57,370	65,586
2029	55,203	64,092
2030	34,497	64,055
Thereafter	249,220	803,928
Total minimum lease obligations	519,609	1,132,152
Less—amounts representing interest	(170,162)	(526,995)
Present value of minimum lease obligations	349,447	605,157
Current maturities	(50,932)	(26,523)
Lease obligations, net of current maturities	$298,515	$578,634

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

		Current-period
		Provision for	Write offs
	Beginning	Expected Credit	Charged Against	Ending
Description	Balance	Losses	Allowance	Balance
Allowance for credit losses (deducted from accounts receivable) (in thousands)
Three months ended June 30, 2025	$9,193	$651	$(1,454)	$8,390
Three months ended June 30, 2024	5,588	2,920	(2,126)	6,382
Six months ended June 30, 2025	9,762	4,702	(6,074)	8,390
Six months ended June 30, 2024	3,677	5,514	(2,809)	6,382

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
(in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net bad debt expense	$651	$2,920	$4,702	$5,514
Bad debt recoveries	646	828	2,633	1,125

Accounting Standards Not Yet Adopted

In December 2023, the FASB issued Accounting Standards Update (“ASU 2023-09”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires a public business entity to disclose, on an annual basis, a tabular rate reconciliation disaggregated into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold as defined within the standard. In addition, all entities will be required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. The amendments in ASU 2023-09 are effective for public business entities for annual periods beginning after December 15, 2024, and early adoption is permitted. The Company will not early adopt ASU 2023-09 and does not expect a material impact on its consolidated financial statements from the adoption of ASU 2023-09.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) Disaggregation of Income Statement Expenses, (“ASU 2024-03”), which requires a public business entity to disclose additional information about specific expense categories in the notes to financial statements on an annual and interim basis. The amendments are effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. A public entity should apply the amendments either prospectively to financial statements issued for reporting periods after the effective date of the ASU or retrospectively to any or all prior periods presented in the financial statements. The Company will not early adopt ASU 2024-03 and is in the process of evaluating the impact on its consolidated financial statements from the adoption of ASU 2024-03.

2.  Property and equipment:

Depreciation and amortization expense related to property and equipment and finance leases and capitalized compensation costs of employees directly involved with construction activities were as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
(in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Depreciation and amortization expense	$74,846	$74,065	$150,439	$144,907
Capitalized compensation cost	11,201	11,232	22,445	22,929

IRU Finance Lease Termination – Discount and Gain on Lease Termination

In June 2024, the Company elected to exercise a contractual option to prepay in full at a 12.0% discounted rate an IRU finance lease agreement (the “IRU Lease”) acquired in the Transaction for $114.6 million. At the payment date, the present value of the IRU finance lease liability was $117.9 million and the remaining 31 monthly principal payments of $4.2 million each totaled $130.2 million. The prepayment resulted in a gain on lease termination of $3.3 million related to the difference between the book value of $117.9 million and the cash payment of $114.6 million. The Company is continuing to use the related IRU asset.

3.  Long-term debt:

As of June 30, 2025, the Company had outstanding the following long-term debt obligations;

●	$600.0 million aggregate principal amount of 2032 Notes,
●	$300.0 million aggregate principal amount of 2027 Mirror Notes,
●	$450.0 million aggregate principal amount of 2027 Notes,
●	$206.0 million aggregate principal amount of secured IPv4 notes issued in May 2024 (the “Existing IPv4 Notes”) and
●	$174.4 million aggregate principal amount of secured IPv4 notes issued in April 2025 (the “New IPv4 Notes” and, together with the Existing IPv4 Notes, the “IPv4 Notes”).
o	The 2032 Notes were issued in June 2025, are due on July 1, 2032, and bear interest at a rate of 6.50% per year. Interest on the 2032 Notes is paid semi-annually on January 1 and July 1 of each year beginning on January 1, 2026.
◾	The 2032 Notes were issued in connection with the redemption of the Company’s $500.0 million 3.50% Senior Secured Notes due to mature in May 2026 (the “Existing Secured 2026 Notes”), that were due on May 1, 2026, and bore interest at a rate of 3.50% per year.
o	The Existing 2024 IPv4 Notes were issued for an aggregate principal amount of $206.0 million and bear interest at a rate of 7.924%, with an anticipated term ending in May 2029 (such anticipated repayment date, the “ARD”).
o	The New IPv4 Notes were issued for an aggregate principal amount of $174.4 million and bear interest at a rate of 6.646%, with an ARD of April 2030. Interest on the IPv4 Notes is paid monthly.
o	The 2027 Mirror Notes were issued in June 2024, are due on June 15, 2027, and bear interest at a rate of 7.00% per year.
o	The 2027 Notes were issued in June 2022, are due on June 15, 2027, and bear interest at a rate of 7.00% per year. Interest on the 2027 Mirror Notes and 2027 Notes is paid semi-annually on June 15 and December 15 of each year.

Issuance of $600.0 million principal amount of 2032 Notes and redemption of the Existing Secured 2026 Notes

On June 17, 2025 (the “2032 Notes Closing Date”), Group and Cogent Finance, Inc. (the “Co-Issuer” and, together with Group, the “Issuers”), two wholly owned subsidiaries of the Company, completed an offering of $600.0 million aggregate principal amount of 2032 Notes for issuance in a private placement not registered under the U.S. Securities Act of 1933, as amended (the “Securities Act”). The 2032 Notes were offered and sold only to persons reasonably believed to be qualified institutional buyers in an unregistered offering pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons in transactions outside the United States in compliance with Regulation S under the Securities Act.

The net proceeds from the offering were $597.8 million after deducting offering expenses. On June 4, 2025, the Issuers issued a notice of conditional full redemption to holders of all of the then-outstanding Existing Secured 2026 Notes, specifying the 2032 Notes Closing Date as the redemption date. On the 2032 Notes Closing Date, Group used $507.3 million of the net proceeds from the offering to redeem in full, and satisfy and discharge the Issuers’ obligations under, the Existing Secured 2026 Notes. The obligations under the Existing Secured 2026 Notes included the $500.0 million principal amount, a $5.0 million make-whole payment and $2.2 million of accrued interest. As a result of the redemption of the Existing Secured 2026 Notes, the Company incurred a loss on debt extinguishment and redemption of $5.6 million. Group expects to use the remainder of the net proceeds for general corporate purposes and/or to make special or recurring dividends to the Company.

The 2032 Notes were issued pursuant to, and are governed by, an indenture, dated June 17, 2025 (the “2032 Notes Indenture”), among the Issuers, the Company, the other guarantors named therein and Wilmington Trust, National Association, as trustee and collateral agent. The 2032 Notes are jointly and severally guaranteed (the “2032 Notes Subsidiary Guarantees”) on a senior secured basis by each of Group’s existing and future material domestic subsidiaries (other than the Co-Issuer), subject to certain exceptions (collectively, the “2032 Notes Subsidiary Guarantors”). In addition, the 2032 Notes are guaranteed (together with the 2032 Notes Subsidiary Guarantees, the “Guarantees”) on a senior unsecured basis by the Company (together with the 2032 Notes Subsidiary Guarantors, the “Guarantors”). However, the Company is not subject to the covenants under the 2032 Notes Indenture. Under certain circumstances, the 2032 Notes Guarantors may be released from these 2032 Notes Guarantees without the consent of the holders of the 2032 Notes.

The 2032 Notes and the 2032 Notes Subsidiary Guarantees are the Issuers’ and the 2032 Notes Subsidiary Guarantors’ senior secured obligations, secured by a first-priority lien on substantially all of the Issuers’ and the 2032 Notes Subsidiary Guarantors’ assets, subject to certain exceptions, exclusions, limitations and permitted liens. The 2032 Notes and the 2032 Notes Subsidiary Guarantees are effectively senior to any of the Issuers’ and the Subsidiary Guarantors’ existing and future senior unsecured indebtedness, including the 2027 Notes and 2027 Mirror Notes (together the “Existing Unsecured 2027 Notes”), and future indebtedness secured by liens on the collateral securing the 2032 Notes that are junior to the liens on the collateral securing the 2032 Notes, in each case, to the extent of the value of the collateral securing the 2032 Notes. Without giving effect to collateral arrangements, the 2032 Notes and the 2032 Notes Subsidiary Guarantees rank pari passu in right of payment with all of the Issuers’ and the 2032 Notes Subsidiary Guarantors’ existing and future senior indebtedness that is not subordinated in right of payment to the 2032 Notes or the 2032 Notes Subsidiary Guarantees, including the Existing Unsecured 2027 Notes, and are effectively subordinated to any of the Issuers’ and the 2032 Notes Subsidiary Guarantors’ indebtedness that is secured by assets that do not constitute collateral or that is secured by liens on the collateral securing the 2032 Notes that are senior to the liens securing the 2032 Notes, in each case, to the extent of the value of the collateral securing such indebtedness. In addition, the 2032 Notes and the 2032 Notes Subsidiary Guarantees rank contractually senior in right of payment to all of the Issuers’ and the 2032 Notes Subsidiary Guarantors’ subordinated indebtedness and are structurally subordinated to any existing and future indebtedness and other liabilities of Group’s non-guarantor subsidiaries (other than the Co-Issuer). The Company’s guarantee is its senior unsecured obligation and is effectively subordinated to the Company’s secured indebtedness to the extent of the value of the collateral securing such indebtedness. Without giving effect to collateral arrangements, the Company’s guarantee ranks pari passu in right of payment with all of the Company’s existing and future senior indebtedness, including its guarantee of the Existing Unsecured 2027 Notes, and contractually senior in right of payment to all of the Company’s future subordinated indebtedness. The Company’s guarantee is structurally subordinated to any existing and future indebtedness and other liabilities of the Company’s subsidiaries that are neither the Issuers nor a 2032 Notes Subsidiary Guarantor, including the secured IPv4 Notes.

The 2032 Notes bear interest at a rate of 6.50% per annum. Interest began to accrue on the 2032 Notes on June 17, 2025 and will be paid semi-annually in arrears on January 1 and July 1 of each year, commencing January 1, 2026, to the persons who are registered holders of the 2032 Notes at the close of business on the December 15 or June 15 immediately preceding the applicable interest payment date. Unless earlier redeemed or repurchased, the 2032 Notes will mature on July 1, 2032.

The Issuers may redeem some or all of the 2032 Notes at any time prior to July 1, 2028 at a price equal to 100% of the principal amount of the 2032 Notes, plus a “make-whole” premium as set forth in the 2032 Notes Indenture, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption. The Issuers may also redeem up to 40% of the principal amount of the 2032 Notes using proceeds of certain equity offerings completed prior to July 1, 2028 at a redemption price equal to 106.500%, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption, subject to certain exceptions. Thereafter, the Issuers may redeem the 2032 Notes, in whole or in part, at a redemption price ranging from 103.250% of the aggregate principal amount of the 2032 Notes redeemed to par (depending on the year), in each case, as set forth in the 2032 Notes Indenture, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption.

If Group undergoes specific kinds of changes in control accompanied by certain ratings events, the Issuers will be required to offer to repurchase the 2032 Notes from holders at a price equal to 101.0% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding, the date of repurchase. Additionally, if Group or any of its restricted subsidiaries sells assets and does not apply the proceeds from such sale in a certain manner or certain other events have not occurred, under certain circumstances, the Issuers will be required to use the net proceeds to make an offer to purchase the 2032 Notes at an offer price in cash equal to 100.0% of the principal amount of the 2032 Notes, plus accrued and unpaid interest, if any, to, but excluding, the repurchase date.

In connection with any offer to purchase all or any of the 2032 Notes (including a change of control offer, asset sale offer or any tender offer), if holders of not less than 90.0% of the aggregate principal amount of the outstanding 2032 Notes validly tender their 2032 Notes, the Issuers or a third party are entitled to redeem any remaining 2032 Notes at the price paid to each holder.

The 2032 Notes Indenture includes covenants that restrict Group and its restricted subsidiaries’ (including the Co-Issuer’s) ability to, among other things:

●	incur indebtedness;
●	issue certain preferred stock or similar equity securities;
●	pay dividends or make other distributions in respect of, or repurchase or redeem, capital stock;
●	make certain investments and other restricted payments, such as prepayment, redemption or repurchase of certain subordinated indebtedness;
●	create liens;
●	consolidate, merge, sell or otherwise dispose of all or substantially all of the properties and assets of Cogent Group and its restricted subsidiaries taken as a whole;
●	incur restrictions on the ability of a restricted subsidiary to pay dividends or make other payments; and
●	enter into transactions with affiliates.

However, the covenants provide for certain exceptions to these restrictions, and neither the Company nor any subsidiary of the Company that is not Group or a subsidiary of Group is subject to the covenants under the 2032 Notes Indenture. Certain covenants will cease to apply to the 2032 Notes if, and for so long as, the 2032 Notes have investment grade ratings from any two of Moody’s Investors Service, Inc., Fitch Ratings, Inc. and S&P Global Ratings and so long as no default or event of default under the 2032 Notes Indenture has occurred and is continuing. Upon suspension of the covenants, the 2032 Notes Guarantees and the related liens on the collateral, as applicable, will be released until such time as the covenants are no longer suspended.

The principal amount of the 2032 Notes would become immediately due and payable upon the occurrence of certain bankruptcy or insolvency events involving Group, the Co-Issuer or certain of Group’s subsidiaries, and may be declared immediately due and payable by the trustee or the holders of at least 25.0% of the aggregate principal amount of the then-outstanding 2032 Notes upon the occurrence of certain events of default under the Indenture. Events of default include the following with respect to the Issuers and Group’s significant subsidiaries: (i) failure to pay principal, premium or interest at required times; (ii) failure to comply with any other agreements in the Indenture; (iii) default on certain material indebtedness that is caused by a failure to make a payment within any applicable grace period when due at maturity or results in the acceleration of such indebtedness prior to its express maturity; (iv) failure to pay certain material judgments; (v) a Guarantee being held unenforceable or invalid or ceasing for any reason to be in full force and effect or a Guarantor denying or disaffirming its obligations under its Guarantee; (vi) certain events of bankruptcy or insolvency; and (vii) certain defaults with respect to the security documentation related to the 2032 Notes and the collateral securing the 2032 Notes and the Guarantees of the Subsidiary Guarantors.

Issuance of $174.4 million principal amount of New IPv4 Notes

On April 11, 2025 (the “New IPv4 Notes Closing Date”), Cogent IPv4 LLC (the “IPv4 Issuer”), a special-purpose, bankruptcy remote, indirect wholly owned subsidiary of the Company, issued $174.4 million aggregate principal amount of 6.646% secured IPv4 address revenue notes, Series 2025-1 Class A-2 (collectively, the “New IPv4 Notes”), with an anticipated repayment date in April 2030, in an offering exempt from registration under the Securities Act. The net proceeds of the New IPv4 Notes, after offering expenses, were $170.5 million. At the New IPv4 Notes Closing Date, $72.6 million of the net proceeds were restricted, and $97.9 million of the net proceeds were unrestricted. The restricted net proceeds will become available based upon improvements in the monthly leverage ratio and debt service coverage ratio (both as defined in the IPv4 Base Indenture (as defined below).

The New IPv4 Notes were issued pursuant to the IPv4 Base Indenture, dated as of May 2, 2024, as supplemented by the Series 2025-1 Supplement thereto, dated as of the New IPv4 Notes Closing Date (the “Series 2025-1 Supplement”), by and between the IPv4 Issuer and the IPv4 Trustee (as defined below). The IPv4 Base Indenture allows the IPv4 Issuer to issue additional series of notes subject to certain conditions set forth therein, and the IPv4 Base Indenture, together with the Series 2024-1 Supplement thereto (as defined below) and the Series 2025-1 Supplement, and any other series supplements to the IPv4 Base Indenture, is referred to as the “IPv4 Notes Indenture.” Under the IPv4 Notes Indenture, interest is paid on a monthly basis. From and after the monthly payment date in April of 2030, principal payments will also be required to be made on the New IPv4 Notes on a monthly basis. No principal payments will be due on the New IPv4 Notes prior to the monthly payment date in April of 2030, unless certain rapid amortization, mandatory prepayment or acceleration events occur. The legal final maturity date of the New IPv4 Notes is in April of 2055. If the IPv4 Issuer has not repaid or refinanced any New IPv4 Notes prior to the monthly payment date in April of 2030, additional interest will accrue thereon in an amount equal to the greater of (i) 5.0% per annum and (ii) the excess amount, if any, by which the sum of the following exceeds the interest rate for such New IPv4 Notes: (A) the yield to maturity (adjusted to a “mortgage-equivalent basis” pursuant to the standards and practices of the Securities Industry and Financial Markets Association) on the monthly payment date in April of 2030 of the United States Treasury Security having a remaining term closest to 10 years; plus (B) 5.0%; plus (C) the post-anticipated repayment date note spread of 3.00% applicable to such New IPv4 Notes.

In connection with the issuance of the New IPv4 Notes, the IPv4 Issuer obtained consents from noteholders representing more than 50% of the Voting Rights (as defined in the IPv4 Base Indenture) of the Existing IPv4 Notes to adopt amendments to the IPv4 Base Indenture to, among other things, permit the IPv4 Issuer to (i) issue additional Class A Notes (as defined in the IPv4 Base Indenture) (provided that the Class A Leverage Ratio (as defined in the IPv4 Base Indenture) is less than or equal to 7.25 to 1.00) (as opposed to 6.10 to 1.00 under the Base Indenture as previously in effect), (ii) dispose of IPv4 addresses owned by the IPv4 Issuer (provided that the pro forma Leverage Ratio (as defined in the IPv4 Base Indenture) is less than or equal to 7.25 to 1.00) (as opposed to the greater of (x) 7.10 to 1.00 and (y) the Leverage Ratio as of the date of the most recent issuance of Additional Notes (as defined in the IPv4 Base Indenture) (after giving effect to the issuance of such Additional Notes) under the IPv4 Base Indenture as previously in effect) and (iii) substitute new IPv4 addresses (including Non-Contributed IP Addresses (as defined in the IPv4 Base Indenture)) to be owned by the IPv4 Issuer for the Contributed IP Addresses then owned by the IPv4 Issuer (provided that the pro forma Leverage Ratio is not greater than 7.25 to 1.00) (as opposed to 6.10 to 1.00 under the IPv4 Base Indenture as previously in effect), in each case, among other applicable requirements (collectively, the “Amendments”). Accordingly, on the New IPv4 Notes Closing Date, prior to the issuance of the New IPv4 Notes, the IPv4 Issuer entered into a second amendment to the IPv4 Base Indenture (the “Second Amendment”) with the IPv4 Trustee giving effect to the Amendments.

Issuance of $206.0 million principal amount of Existing IPv4 Notes

On May 2, 2024, the IPv4 Issuer issued $206.0 million aggregate principal amount of 7.924% IPv4 Notes (the “Existing IPv4 Notes”), with an anticipated repayment date in May 2029 in an offering exempt from registration under the Securities Act. The net proceeds from the offering, after debt offering costs, were $198.4 million.

The Existing IPv4 Notes were issued pursuant to an indenture, dated as of May 2, 2024 (the “IPv4 Base Indenture”), as supplemented by the Series 2024-1 Supplement thereto, dated as of May 2, 2024 (the “Series 2024-1 Supplement”), in each case entered into by and between the IPv4 Issuer and Wilmington Trust, National Association, as the trustee for the IPv4 Notes (the “IPv4 Trustee”). The IPv4 Base Indenture allows the IPv4 Issuer to issue additional series of notes subject to certain conditions set forth therein.

The Existing IPv4 Notes were issued as part of a securitization transaction, pursuant to which certain IPv4 addresses, customer IPv4 address leases, customer accounts receivable and other IPv4 address assets (collectively, “IPv4 Address Assets”) were contributed to the IPv4 Issuer and are included as collateral for the Existing IPv4 Notes. While the Existing IPv4 Notes are outstanding, scheduled payments of interest are required to be made on a monthly basis. From and after the monthly payment date in May of 2029, principal payments will also be required to be made on the Existing IPv4 Notes on a monthly basis. No principal payments will be due on the Existing IPv4 Notes prior to the monthly payment date in May of 2029, unless certain rapid amortization, mandatory prepayment or acceleration events occur. The legal final maturity date of the Existing IPv4 Notes is in May of 2054. If the IPv4 Issuer has not repaid or refinanced the Existing IPv4 Notes prior to the monthly payment date in May of 2029, additional interest will accrue thereon in an amount equal to the greater of (i) 5.0% per annum and (ii) the excess amount, if any, by which the sum of the following exceeds the interest rate for such Existing IPv4 Note: (A) the yield to maturity (adjusted to a “mortgage-equivalent basis” pursuant to the standards and practices of the Securities Industry and Financial Markets Association) on the monthly payment date in May of 2029 of the United States Treasury Security having a remaining term closest to 10 years; plus (B) 5.0%; plus (C) the post-anticipated repayment date note spread of 3.400% applicable to such Existing IPv4 Note.

IPv4 Notes collateral, guaranty, covenants and restrictions

The IPv4 Notes are obligations only of the IPv4 Issuer pursuant to the indenture (the “IPv4 Notes Indenture”), and are secured by a security interest in substantially all of the IPv4 Address Assets pursuant to the IPv4 Notes Indenture. The IPv4 Notes are guaranteed by Cogent IPv4 Holdco LLC, a special-purpose entity and an indirect wholly owned subsidiary of the Company, as the guarantor (in such capacity, the “IPv4 Guarantor”), pursuant to a guaranty, dated as of May 2, 2024 (the “Guaranty”) by the IPv4 Guarantor in favor of the IPv4 Trustee pursuant to which the IPv4 Guarantor has granted a security interest in the equity interests of the IPv4 Issuer as collateral security for its obligations under the Guaranty. Except as described below, neither the Company nor any subsidiary of the Company, other than the IPv4 Issuer and the IPv4 Guarantor, will guarantee or in any way be liable for the obligations of the IPv4 Issuer under the IPv4 Notes Indenture or the IPv4 Notes.

The IPv4 Notes are subject to a series of covenants and restrictions customary for transactions of this type. These covenants and restrictions include (i) that the IPv4 Issuer maintains a liquidity reserve account to be used to make required payments in respect of the IPv4 Notes with such funds considered restricted cash, (ii) provisions relating to optional and mandatory prepayments, including specified make-whole payments in the case of certain optional prepayments of the IPv4 Notes prior to the monthly payment date in May of 2028, (iii) certain indemnification payments in the event, among other things, that the transfers of the assets pledged as collateral for the IPv4 Notes are in stated ways defective or ineffective and (iv) covenants relating to recordkeeping, access to information and similar matters. As provided in the IPv4 Base Indenture, the IPv4 Notes are also subject to rapid amortization in the event of a failure to maintain a stated debt service coverage ratio as defined in the IPv4 Notes Indenture. A rapid amortization may be cured if the debt service coverage ratio exceeds a certain threshold for a certain period of time, upon which cure, regular amortization, if any, will resume. In addition, if certain utilization thresholds are not met (i.e., the proportion of IP addresses which are leased to the total number of IP addresses owned by the IPv4 Issuer falls below certain thresholds), the IPv4 Issuer will be required to apply collections to the repayment of the IPv4 Notes and in certain circumstances, the noteholders will have the ability to direct a sale of the IP Address Assets, in whole or in part, pursuant to the terms set forth in the IPv4 Notes Indenture. The IPv4 Notes are also subject to certain customary events of default, including events relating to non-payment of required interest, principal or other amounts due on or with respect to the IPv4 Notes, failure to comply with covenants within certain time frames, certain bankruptcy events, breaches of specified representations and warranties, failure of security interests to be effective and certain judgments.

IPv4 Notes manager

Cogent Communications, LLC (in such capacity, the “Manager”) performs certain monthly services related to the IPv4 Address Assets and the $380.4 million of IPv4 Notes including billing customers, collecting amounts paid by customers, forwarding payments to the IPv4 Trustee related to the IPv4 Address Assets and other administrative services. Amounts received by the IPv4 Issuer in respect of collections on the IPv4 Address Assets are reconciled on a monthly basis, and the IPv4 Issuer pays the monthly interest on the IPv4 Notes and other expenses from the accumulated customer payments on the IPv4 Address Assets. Amounts received by the IPv4 Issuer as collections on IPv4 Address Assets before the monthly reconciliation is completed are held in a segregated account by the IPv4 Trustee as collateral for the IPv4 Notes. After the IPv4 Trustee pays the monthly interest and other IPv4 Address Assets related costs, including monthly fees paid to the Manager for its services, the residual cash is paid to the Company and is unrestricted.

Issuance of $300.0 million principal amount of 2027 Mirror Notes

On June 11, 2024, the Issuers completed an offering of $300.0 million aggregate principal amount of the 2027 Mirror Notes for issuance in a private placement not registered under the Securities Act. The 2027 Mirror Notes were offered and sold only to persons reasonably believed to be qualified institutional buyers in an unregistered offering pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons in transactions outside the United States in compliance with Regulation S under the Securities Act. The 2027 Mirror Notes have the same maturity date and call protection, bear interest at the same rate and otherwise have substantially the same terms as the 2027 Notes; however, the 2027 Mirror Notes are not fungible (from a trading or tax perspective) with the 2027 Notes and are a separate series of notes from the 2027 Notes.

The 2027 Mirror Notes were issued at a price equal to 98.50% of their face value. The net proceeds from the offering were approximately $291.9 million after deducting the discount and offering expenses. Group used $114.6 million of the net proceeds from the offering to exercise a contractual option to prepay in full the IRU Lease, at a discount. Group expects to use the remainder of the net proceeds for general corporate purposes and/or to make special or recurring dividends to the Company.

The 2027 Mirror Notes were issued pursuant to, and are governed by, an indenture, dated June 11, 2024 (the “2027 Mirror Notes Indenture”), among the Issuers, the Company, the other guarantors named therein and Wilmington Trust, National Association, as trustee (the “2027 Mirror Notes Trustee”). The 2027 Mirror Notes are jointly and severally guaranteed (the “2027 Mirror Notes Guarantees”) on a senior unsecured basis by each of Group’s existing and future material domestic subsidiaries (other than the Co-Issuer), subject to certain exceptions (collectively, the “2027 Mirror Notes Subsidiary Guarantors”), and by the Company (together with the 2027 Mirror Notes Subsidiary Guarantors, the “2027 Mirror Notes Guarantors”). However, the Company is not subject to the covenants under the 2027 Mirror Notes Indenture. Under certain circumstances, the 2027 Mirror Notes Guarantors may be released from these 2027 Mirror Notes Guarantees without the consent of the holders of the 2027 Mirror Notes.

The 2027 Mirror Notes and the 2027 Mirror Notes Guarantees are the Issuers’ and the 2027 Mirror Notes Guarantors’ senior unsecured obligations. The 2027 Mirror Notes and the 2027 Mirror Notes Guarantees are effectively subordinated to all of the Issuers’ and the 2027 Mirror Notes Guarantors’ existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness, and are structurally subordinated to all indebtedness and other liabilities of subsidiaries that are not 2027 Mirror Notes Subsidiary Guarantors. Without giving effect to collateral arrangements, the 2027 Mirror Notes and the 2027 Mirror Notes Guarantees rank pari passu in right of payment with all of the Issuers’ and the 2027 Mirror Notes Guarantors’ existing and future senior indebtedness, including the 2027 Notes. The 2027 Mirror Notes and the 2027 Mirror Notes Guarantees rank contractually senior in right of payment to all of the Issuers’ and the 2027 Mirror Notes Guarantors’ subordinated indebtedness and are structurally subordinated to any existing and future indebtedness and other liabilities of the Issuers’ non-guarantor subsidiaries.

The 2027 Mirror Notes bear interest at a rate of 7.00% per annum. Interest began to accrue on the 2027 Mirror Notes on June 11, 2024 and will be paid semi-annually in arrears on June 15 and December 15 of each year, commencing December 15, 2024. Unless earlier redeemed or repurchased, the 2027 Mirror Notes will mature on June 15, 2027.

After June 15, 2024, the Issuers may redeem the 2027 Mirror Notes, in whole or in part, at a redemption price ranging from 103.5% of the aggregate principal amount of the 2027 Mirror Notes redeemed to par (depending on the year), in each case, as set forth in the 2027 Mirror Notes Indenture, plus accrued and unpaid interest, if any, to, but not including, the date of redemption. If Group undergoes specific kinds of changes in control accompanied by certain ratings events, the Issuers will be required to offer to repurchase the 2027 Mirror Notes from holders at a price equal to 101.0% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to, but not including, the date of repurchase. Additionally, if Group or any of its restricted subsidiaries sells assets and does not apply the proceeds from such sale in a certain manner or certain other events have not occurred, under certain circumstances, the Issuers will be required to use the net proceeds to make an offer to purchase the 2027 Mirror Notes at an offer price in cash equal to 100.0% of the principal amount of the 2027 Mirror Notes, plus accrued and unpaid interest, if any, to, but not including, the repurchase date. In connection with any offer to purchase all or any of the 2027 Mirror Notes (including a change of control offer, asset sale, offer or any tender offer), if holders of not less than 90% of the aggregate principal amount of the outstanding 2027 Mirror Notes validly tender their 2027 Mirror Notes, the Issuers or a third party are entitled to redeem any remaining 2027 Mirror Notes at the price paid to each holder.

The 2027 Mirror Notes Indenture includes covenants that restrict Group and its restricted subsidiaries’ (including the Co-Issuer’s) ability to, among other things: incur indebtedness; issue certain preferred stock or similar equity securities; pay dividends or make other distributions in respect of, or repurchase or redeem, capital stock; make certain investments and other restricted payments, such as prepayment, redemption or repurchase of certain indebtedness; create liens; consolidate, merge, sell or otherwise dispose of all or substantially all of the properties and assets of Group and its restricted subsidiaries taken as a whole; incur restrictions on the ability of a subsidiary to pay dividends or make other payments; and enter into transactions with affiliates. The covenants provide for certain exceptions to these restrictions, and the Company is not subject to the covenants under the 2027 Mirror Notes Indenture. Certain covenants will cease to apply to the 2027 Mirror Notes if, and for so long as, the 2027 Mirror Notes have investment grade ratings from any two of Moody’s Investors Service, Inc., Fitch Ratings, Inc. and S&P Global Ratings and so long as no default or event of default under the 2027 Mirror Notes Indenture has occurred and is continuing. Upon suspension of the covenants, the 2027 Mirror Notes Guarantees will be released until such time as the covenants are no longer suspended.

The principal amount of the 2027 Mirror Notes would become immediately due and payable upon the occurrence of certain bankruptcy or insolvency events involving Group, the Co-Issuer or certain of Group’s subsidiaries, and may be declared immediately due and payable by the 2027 Mirror Notes Trustee or the holders of at least 25.0% of the aggregate principal amount of the then-outstanding 2027 Mirror Notes upon the occurrence of certain events of default under the 2027 Mirror Notes Indenture. Events of default include the following with respect to the Issuers and Group’s significant subsidiaries: (i) failure to pay principal, premium or interest at required times; (ii) failure to comply with any other agreements in the 2027 Mirror Notes Indenture; (iii) default on certain material indebtedness that is caused by a failure to make a payment within any applicable grace period when due at maturity or results in the acceleration of such indebtedness prior to its express maturity; (iv) failure to pay certain material judgments; (v) a 2027 Mirror Notes Guarantee being held unenforceable or invalid or ceasing for any reason to be in full force and effect or a 2027 Mirror Notes Guarantor denying or disaffirming its obligations under its 2027 Mirror Notes Guarantee; and (vi) certain events of bankruptcy or insolvency.

Limitations under the Indentures

The indentures governing the 2032 Notes, the 2027 Notes, and the 2027 Mirror Notes (collectively, the “Indentures”), among other things, limit the ability of Group and its restricted subsidiaries to incur indebtedness; issue certain preferred stock or similar equity securities; pay dividends or make other distributions; make certain investments and other restricted payments; create liens; consolidate, merge, sell or otherwise dispose of all or substantially all of its properties and assets; incur restrictions on the ability of a subsidiary to pay dividends or make other payments; and enter into certain transactions with its affiliates. There are certain exceptions to the limitations on the ability to incur indebtedness under the Indentures, including IRU agreements incurred in the normal course of business and any additional indebtedness if Group’s consolidated leverage ratio, as defined in the Indentures, is less than 6.0 to 1.0 or Group’s fixed charge coverage ratio, as defined in the Indentures, is 2.0 to 1.0 or greater. Group and its subsidiaries can also incur unlimited liens (which can be used, together with capacity under the debt covenant, to incur additional secured indebtedness) if Group’s consolidated secured leverage ratio, as defined in the Indentures, is less than 4.0 to 1.0. Under the Indentures, Group and its restricted subsidiaries can pay dividends, make other distributions, make certain investments and make other restricted payments under certain circumstances, including, with respect to its restricted payments, if, after giving pro forma effect to such restricted payment, Group could still incur $1 of “Ratio Debt,” as defined (i.e., either its consolidated leverage ratio is less than 6.0 to 1.0 or its fixed charge coverage ratio is 2.0 to 1.0 or greater).

As of June 30, 2025, and under the more restrictive leverage ratio definitions under the 2027 Notes Indenture and the 2027 Mirror Notes Indenture (the “2027 Notes Indentures”),

●	Group’s consolidated leverage ratio was above 6.0 to 1.00,
●	Group’s consolidated secured leverage ratio was above 4.0, and
●	Group’s fixed charge coverage ratio was above 2.0.

As of June 30, 2025, and under the leverage ratio definitions under the 2032 Notes Indenture, (The definition of consolidated cash flow under Group’s 2032 Notes Indenture includes cash payments from TMUSA under the IP Transit Services Agreement for the reference period, as defined.)

●	Group’s consolidated leverage ratio was below 6.0 to 1.00,
●	Group’s consolidated secured leverage ratio was below 4.0, and

●	Group’s fixed charge coverage ratio was above 2.0.

As of June 30, 2025, a total of $295.6 million was unrestricted and permitted for restricted payments, including dividends and stock purchases.

Interest rate swap agreement

As of June 30, 2025, the Company was party to an interest rate swap agreement (the “Swap Agreement”). The Swap Agreement is an independent agreement from the Company’s now extinguished Existing Secured 2026 Notes and remains outstanding until its maturity in February 2026. The Swap Agreement has the economic effect of modifying the fixed interest rate 3.50% obligation that was associated with the Company’s former Existing Secured 2026 Notes to a variable interest rate obligation based on the Secured Overnight Financing Rate (“SOFR”) so that the interest payable on the former Existing Secured 2026 Notes effectively became variable based on overnight SOFR. The critical terms of the Swap Agreement match the terms of the extinguished Existing Secured 2026 Notes, including the notional amount and the optional redemption date on February 1, 2026. The Company did not elect hedge accounting for the Swap Agreement. The Swap Agreement is recorded at its fair value at each reporting period, and the Company incurs gains and losses due to changes in market interest rates. By entering into the Swap Agreement, the Company has assumed the risk associated with variable interest rates. Changes in interest rates affect the valuation of the Swap Agreement that the Company recognizes in its condensed consolidated statements of comprehensive loss. The values that the Company reports for the Swap Agreement as of each reporting date are recognized as “interest expense including change in valuation – interest rate swap agreement” with the corresponding amounts included in assets or liabilities in the Company’s condensed consolidated balance sheets.

As of June 30, 2025, the fair value of the Swap Agreement was a net liability of $13.6 million which is presented with accrued and other current liabilities. As of December 31, 2024, the fair value of the Swap Agreement was a net liability of $22.3 million, of which $18.3 million was presented with accrued and other current liabilities and $4.0 million was presented with other long-term liabilities. As of June 30, 2025, the Company has made a $13.8 million deposit with the counterparty to the Swap Agreement. If the fair value of the Swap Agreement exceeds a net liability of $13.8 million, the Company will be required to deposit additional funds with the counterparty equal to the net liability fair value. As of June 30, 2025, $13.6 million of the deposit was restricted and $0.2 million was unrestricted.

Under the Swap Agreement, the Company pays the counterparty a semi-annual payment based upon overnight SOFR plus a contractual interest rate spread, and the counterparty pays the Company a semi-annual fixed 3.50% interest payment. The settlement payment is made each November and May until the Swap Agreement expires in February 2026. Under the settlement for May 2024, the Company paid $12.1 million to the counterparty for a net cash interest cost of $12.1 million for the period from November 1, 2023 to April 30, 2024. Under the settlement for November 2024, the Company paid $12.1 million to the counterparty for a net cash interest cost of $12.1 million for the period from May 1, 2024 to October 31, 2024. Under the settlement for May 2025, the Company paid $9.7 million to the counterparty for a net cash interest cost of $9.7 million for the period from November 1, 2024 to April 30, 2025.

4.  Commitments and contingencies:

Current and potential litigation

In accordance with the accounting guidance for contingencies, the Company accrues its estimate of a contingent liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Where it is probable that a liability has been incurred and there is a range of expected loss for which no amount in the range is more likely than any other amount, the Company accrues at the low end of the range. The Company reviews its accruals at least quarterly and adjusts them to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular matter. The Company has taken certain positions related to its obligations for leased circuits for which it is reasonably possible to result in a loss of up to $4.4 million in excess of the amount accrued at June 30, 2025.

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

5.  Income taxes:

The components of loss before income taxes consist of the following (in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Domestic	$(73,645)	$(37,199)	$(136,219)	$(116,203)
Foreign	(880)	(2,992)	(8,569)	(8,422)
Total	$(74,525)	$(40,191)	$(144,788)	$(124,625)

On July 4, 2025, H. R. 1 (the “2025 Tax Act”) was enacted into law. The legislation includes several significant provisions affecting the taxation of domestic and international business operations, including:

●	Permanent extension of 100% bonus depreciation for qualified property placed in service after January 19, 2025.
●	Changes to the interest expense limitation under Section 163(j), which includes depreciation and amortization in the calculation of adjusted taxable income thus increasing this base, and effective for tax years beginning after December 31, 2024. This change results in a higher limitation threshold and potentially reduces disallowed interest expense in future periods.
●	Modifications to the GILTI regime, now referred to as Net CFC Tested Income (“NCTI”), including the elimination of the deemed 10% on QBAI and reduction in the Section 250 deduction.
●	Replacement of FDII with a new Foreign Derived Domestic Eligible Income (“FDDEI”) regime, modifying the deduction rate and simplifying the overall calculation.

Under ASC 740, the income tax effects of the 2025 Tax Act will be recognized in the period of enactment. The Company expects the 2025 Tax Act to affect the valuation of certain of its deferred income taxes – a total net deferred income tax liability of $362.5 million at June 30, 2025. The Company is in the process quantifying this impact that will be recorded in the third quarter of 2025.

6.  Common stock buyback program:

The Company’s Board of Directors has approved purchases of shares of the Company’s common stock under a buyback program (the “Buyback Program”) through December 31, 2025. In June 2024, the Company purchased 153,322 shares of its common stock for $8.0 million at an average share price of $51.97. In the second quarter of 2025, the Company purchased 229,507 shares of its common stock for $11.5 million at an average price of $50.18 per share under its Buyback Program.

In July 2025, the Company purchased an additional 63,487 shares of its common stock for $3.1 million at an average price of $48.13 per share under its Buyback Program. On August 6, 2025, the Company’s Board approved a $100.0 million increase to its Buyback Program to continue through December 31, 2026. As of July 31, 2025, there was $107.9 million available under the Buyback Program.

7.  Dividends on common stock:

On August 6, 2025, the Company’s Board of Directors approved the payment of a quarterly dividend of $1.015 per share of common stock. This estimated $48.4 million dividend payment is expected to be made on September 5, 2025.

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

The Company paid $0.8 million and $0.9 million in the three months ended June 30, 2025 and 2024, respectively, and $1.6 million and $1.6 million in the six months ended June 30, 2025 and 2024, respectively, for rent and related costs (including taxes and utilities) for these leases.

9.  Geographic and segment information:

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing the Company’s performance. The Company’s Chief Executive officer and Chairman, Dave Schaeffer is the Company’s CODM. The Company has one operating segment. The consolidated operating segment financial information regularly reviewed by the CODM, inclusive of assets, revenue, expenses, profit or loss, and noncash items are included in the Condensed Consolidated Statements of Comprehensive Loss, Condensed Consolidated Balance Sheets, and Condensed Consolidated Statements of Cash Flows.

Revenues are attributed to regions based on where the services are provided. Below are the Company’s service revenues and long-lived assets by geographic region - including property plant and equipment and excluding intangible assets (in thousands):

Three Months Ended June 30, 2025
Revenues	On-net	Off-net	Wavelength	Non-core	Total
North America	$100,102	$95,842	$8,814	$2,605	$207,363
Europe	25,174	5,087	231	54	30,546
South America	1,889	207	—	8	2,104
Oceania	5,038	1,016	12	15	6,081
Africa	128	25	—	—	153
Total	$132,331	$102,177	$9,057	$2,682	$246,247

Three Months Ended June 30, 2024
Revenues	On-net	Off-net	Wavelength	Non-core	Total
North America	$111,360	$104,734	$3,625	$4,468	$224,187
Europe	23,142	5,220	—	104	28,466
South America	1,721	221	—	17	1,959
Oceania	4,395	1,252	—	21	5,668
Africa	139	24	—	—	163
Total	$140,757	$111,451	$3,625	$4,610	$260,443

Six Months Ended June 30, 2025
Revenues	On-net	Off-net	Wavelength	Non-core	Total
North America	$199,183	$196,862	$15,705	$5,544	$417,294
Europe	48,943	10,049	447	106	59,545
South America	3,652	415	—	17	4,084
Oceania	9,943	2,075	23	43	12,084
Africa	240	51	—	—	291
Total	$261,961	$209,452	$16,175	$5,710	$493,298

Six Months Ended June 30, 2024
Revenues	On-net	Off-net	Wavelength	Non-core	Total
North America	$220,054	$215,753	$6,952	$10,348	$453,107
Europe	46,783	10,559	—	225	57,567
South America	3,469	456	—	26	3,951
Oceania	8,776	2,812	—	52	11,640
Africa	300	48	—	—	348
Total	$279,382	$229,628	$6,952	$10,651	$526,613

	June 30,	December 31,
	2025	2024
Long-lived assets, net
North America	$1,590,434	$1,579,495
Europe and other	190,584	158,854
Total	$1,781,018	$1,738,349

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

Our acquisition of Sprint Communications, (as defined below), now called Cogent Fiber, LLC, including difficulties integrating our business with the Cogent Fiber Business, which may result in the combined company not operating as effectively and efficiently as expected; transition services required to support the Cogent Fiber Business and the related costs continuing for a period longer than expected, government policies worldwide; vaccination and in-office requirements, delays in the delivery of network equipment or optical fiber, loss of key right-of-way agreements, future economic instability in the global economy, including the risk of economic recession and recent bank failures and liquidity concerns at certain other banks, which could affect spending on Internet services; the impact of changing foreign exchange rates (in particular the Euro to US dollar and Canadian dollar to US dollar exchange rates) on the translation of our non-US dollar denominated revenues, expenses, assets and liabilities into US dollars; legal and operational difficulties in new markets; our ability to maintain our regulatory licenses that are required in the markets in which we operate; the imposition of a requirement that we contribute to the US Universal Service Fund on the basis of our Internet revenue; changes in government policy and/or regulation, including rules regarding data protection, cyber security and net neutrality; increasing competition leading to lower prices for our services; our ability to attract new customers and to increase and maintain the volume of traffic on our network; the ability to maintain our Internet peering and right-of-way arrangements on favorable terms; our ability to renew our long-term leases of optical fiber and right-of-way agreements that comprise our network; our reliance on a limited number of equipment vendors, and the potential for hardware or software problems associated with such equipment; tariffs imposed on equipment we purchase for our network or other similar government-imposed fees and charges; the dependence of our network on the quality and dependability of third-party fiber and right-of-way providers; our ability to retain certain customers that comprise a significant portion of our revenue base; the management of network failures and/or disruptions; our ability to make payments on our indebtedness as they become due and outcomes in litigation, risks associated with variable interest rates under our Swap Agreement as well as other risks discussed from time to time in our filings with the Securities and Exchange Commission, including, without limitation, our Annual Report on Form 10-K for the year ended December 31, 2024 and our Quarterly Reports on Form 10-Q.

Acquisition of Sprint Communications

On May 1, 2023 (the “Closing Date”), Cogent Infrastructure, Inc. (now Cogent Infrastructure, LLC), a Delaware corporation and our direct wholly owned subsidiary (the “Buyer” or “Cogent Infrastructure”, “we” or “us”), closed on its acquisition of the U.S. long-haul fiber network (including the non-U.S. extensions thereof) of Sprint Communications and its subsidiaries (the “Cogent Fiber Business”) in accordance with the terms and conditions of the Membership Interest Purchase Agreement (the “Purchase Agreement”), dated September 6, 2022, by and among us, Sprint Communications LLC, a Kansas limited liability company (“Sprint Communications”) and an indirect wholly owned subsidiary of T-Mobile US, Inc., a Delaware corporation (“T-Mobile”), and Sprint LLC, a Delaware limited liability company and an indirect wholly owned subsidiary of T-Mobile (the “Seller”). On the Closing Date, we purchased from the Seller all of the issued and outstanding membership interests (the “Purchased Interests”) of Wireline Network Holdings LLC, a Delaware limited liability company that, following an internal restructuring and divisive merger, held Sprint Communications’ assets and liabilities relating to the Cogent Fiber Business (such transactions contemplated by the Purchase Agreement, collectively, the “Transaction”).

Purchase Price

On the Closing Date, we consummated the Transaction pursuant to the terms of the Purchase Agreement, providing a purchase price of $1 payable to the Seller for the Purchased Interests, subject to customary adjustments, including working capital (the “Working Capital Adjustment”), as set forth in the Purchase Agreement. As consideration for the Purchased Interests, the Working Capital Adjustment (primarily related to acquired cash and cash equivalents of an estimated $43.4 million at the Closing Date in order to fund the international operations of the Cogent Fiber Business) resulted in us making a payment to the Seller of $61.1 million on the Closing Date. In April 2024, an additional Working Capital Adjustment of $5.0 million was paid to the Seller.

Short-term Lease Payment

The Purchase Agreement provides for a payment of $28.1 million ($19.8 million net of discount) from the Seller to us related to acquired short-term operating lease obligations (the “Short - term Lease Payment”). The Short - term Lease Payment will be paid from the Seller to us in four equal payments in months 55 to 58 after the Closing Date. The final determination of the Short-term Lease Payment was completed in April 2024. The Short-term Lease Payment was recorded at its present value resulting in a discount of $8.4 million. The interest rate used in determining the present value was derived considering rates on similar issued debt instruments with comparable durations, among other market factors. The determination of the discount rate requires some judgment. During the third quarter of 2023, the Short-term Lease Payment was reduced by $4.8 million and in the first quarter of 2024 the Short-term Lease Payment, net of discount, was reduced by an additional $17.0 million.

IP Transit Services Agreement

On the Closing Date, we entered into an agreement for IP transit services (“IP Transit Services Agreement”), pursuant to which T-Mobile USA, Inc., a Delaware corporation and direct subsidiary of T-Mobile (“ TMUSA”) will pay us an aggregate of $700.0 million, consisting of (i) $350.0 million in equal monthly installments of $29.2 million per month during the first year after the Closing Date and (ii) $350.0 million in equal monthly installments of $8.3 million per month over the subsequent 42 months. Under the IP Transit Services Agreement, TMUSA paid us $25.0 million and $66.7 million during the three months ended June 30, 2025 and 2024, respectively and TMUSA paid us $50.0 million and $154.2 million during the six months ended June 30, 2025 and 2024, respectively

We accounted for the Transaction as a business combination under ASC Topic 805 Business Combinations (“ASC 805”). We evaluated what elements are part of the business combination and the consideration exchanged to complete the acquisition. Under ASC 805, we concluded that the $700.0 million of payments to be made represent consideration received from T-Mobile to complete the acquisition of a distressed business. We also evaluated whether the IP Transit Services Agreement was in the scope of ASU No. 2014-09 Revenue from Contracts with Customers (“ASC 606”). We concluded that T-Mobile did not represent a “customer” as defined by ASC 606, the stated contract price did not represent consideration for services to be delivered, and the transaction did not satisfy the definition of revenue, which excluded this arrangement from the scope of ASC 606. As a result, and considering statements made by T-Mobile, the IP Transit Services Agreement was recorded in connection with the Transaction at its discounted present value resulting in a discount of $79.6 million. The interest rate used in determining the present value was derived considering rates on similar issued debt instruments with comparable durations, among other market factors. The determination of the discount rate requires some judgment.

Transition Services Agreement

On the Closing Date, the Buyer entered into a transition services agreement (the “TSA”) with the Seller, pursuant to which the Seller provides to the Buyer, and the Buyer provides to the Seller on an interim basis following the Closing Date, certain specified services (the “Transition Services”) to ensure an orderly transition following the separation of the Cogent Fiber Business from Sprint Communications. The services provided by the Seller to the Buyer include, among others, information technology support, back office and finance, real estate and facilities, vendor and supply chain management, including the payment and processing of vendor invoices for the Company and human resources services. The services provided by the Buyer to the Seller include, among others, information technology and network support, finance and back office and other wireless business support.

The Transition Services are generally intended to be provided for a period of up to two years following the Closing Date, although such period may be extended for an additional one-year term by either party upon 30 days’ prior written notice. The fees for the Transition Services are calculated using either a per service monthly fee or an hourly rate for the employees allocated to provide such services. Any third-party costs incurred in providing the Transition Services are passed on to the party receiving such services at cost for the two-year period. Amounts paid for the Cogent Fiber Business by T-Mobile are reimbursed at cost.

Either party to the TSA may terminate the agreement with respect to any individual service in full for convenience upon 30 days’ prior written notice for certain services and reduced for other services after a 90-day period. The TSA may be terminated in its entirety if the other party has failed to perform any of its material obligations and such failure is not cured within 30 days. The TSA provides for customary indemnification and limits on liability. Amounts billed under the TSA are due 30 days from receipt of the related invoice. Amounts billed to us under the TSA are primarily for reimbursement at cost of payments to vendors of the Cogent Fiber Business until these vendors are fully transitioned to us.

Severance Reimbursements

The Purchase Agreement also provided for reimbursement from the Seller to us for qualifying severance expenses incurred. Total qualifying severance expenses were $28.6 million of which $8.0 million and $12.3 million were recorded in the three and six months ended June 30, 2024 respectively. These severance payments ended in the second quarter of 2024 and all were paid in full.

Other Services Provided to the Seller

In addition, on the Closing Date, we entered into a commercial agreement (the “Commercial Agreement”) with TMUSA for colocation and connectivity services, pursuant to which we will provide such services to TMUSA for a per service monthly fee plus certain third-party costs incurred in providing the services. Under the Commercial Agreement, we recorded revenue of $1.1 million and $5.9 million during the three months ended June 30, 2025 and 2024, respectively and we recorded revenue of $1.8 million and $9.1 million during the six months ended June 30, 2025 and 2024, respectively.

Acquisition-Related Costs

In connection with the Transaction and negotiation of the Purchase Agreement, we incurred a total of $13.6 million of professional fees and other acquisition-related costs (not including severance costs) since the acquisition date. Acquisition-related costs (not including severance costs) were $12.4 million for the three months ended June 30, 2024 and $21.4 million for the six months ended June 30, 2024. There were no acquisition-related costs incurred in the three or six months ended June 30, 2025.

Competitive Advantages

We believe we address many of the data communications needs of businesses large and small, communications service providers and other bandwidth-intensive organizations by offering them high-quality, high-speed Internet access, optical transport and optical wave services, and private network services at attractive prices. After our acquisition of the Cogent Fiber Business, we began offering services to larger enterprise customers. We believe that our organization has the following competitive advantages:

Low Cost of Operation: We believe that the wireline telecom industry is undergoing, and will continue to face, significant price deflation for its applications and services. This price deflation is a result of a variety of factors including increased competition, enhanced substitutability of certain products and services and the continued impact of Moore’s Law, which has driven down the cost of technology, particularly for fiber optic Wavelength Division Multiplexing equipment and optically interfaced routers. Faced with the backdrop of continued price deflation in our industry, we have made a series of discreet choices around our network design, operating strategy and product offerings that are consistent with our objective of becoming the low-cost operator in our industry. Since our initiation of operations, this strategy has resulted in a rapid decline in our cost to transmit bits, which has increased our margins and decreased our capital intensity as measured by our capital expenditures per total revenues. Important components of our low-cost operating strategy include:

●	One Network Protocol. Upon our founding, we selected to operate our network solely using Ethernet protocol. We made this selection in order to take advantage of the significantly greater installed base and lower cost of Ethernet network equipment versus other protocols, the substantially lower costs associated with operating and maintaining one network protocol and the continued benefits of the rapid price performance ratio improvements of Ethernet-related equipment. Our single network protocol allows us to avoid many of the costs that our competitors who operate circuit-switched, time-division multiplexing (“TDM”) and hybrid fiber coaxial networks incur related to provisioning, monitoring and maintaining multiple transport protocols. Selecting one operating protocol has positively impacted our operating overhead and the simplicity of our organization. We believe the vast majority of our competitors currently operate their networks with multiple protocols and we believe that attempts to upgrade their networks to one protocol would be operationally challenging and costly.
●	Our IP Network. We have acquired a large portfolio of dark fiber leases from over 370 dark fiber vendors from around the world sourced from the excess inventory of existing networks. The nature of this portfolio and the individual leases provide us long-term access to dark fiber at attractive rates and, in many cases, the opportunity to extend these leases for multiple terms. On average, a modest number of our dark fiber leases come up for renewal each year. In addition, with our acquisition of the Cogent Fiber Business, we now own a nationwide domestic fiber network (the “Sprint Network”). Acquiring the Sprint Network allows us to capitalize on the benefits of owning

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
●	Optical Wave Network - Acquiring the Sprint Network has also allowed us to construct a wavelength network using the predominantly owned fiber. This enables us to expand our product offerings to include optical wavelength and optical transport services. We are selling these services to our existing customers, customers acquired with the Cogent Fiber Business and to new customers who require dedicated optical transport connectivity without the capital and ongoing expenses associated with owning and operating network infrastructure. As of June 30, 2025, we offered this service in 938 wave-enabled data centers in the United States, Mexico and Canada. We believe our wavelength service has the advantages of unique routes, ubiquitous service locations, faster provisioning times and lower prices.
●	Narrow and Focused Product Set. Since our founding, we have strategically focused on delivering a very narrow product set to our customers. The vast majority of our revenue is driven by or related to our high-capacity, bi-directional, symmetric Internet access services which can be accessed on-net in multi-tenant office buildings (“MTOBs”) and carrier neutral data centers (“CNDCs”) or off-net through other carriers’ “last mile” connections to customer facilities. The addition of optical wave and optical transport services, our direct, VPN connection to cloud providers services and our decision to continue to support MPLS virtual private network (“VPN”) services for our acquired customers are consistent with this strategy. Consistent with this strategy, we have pared, and continue to pare, non-core services acquired with the Cogent Fiber Business. There are significant cost advantages because of this narrow product set. We believe that the relative size of our salesforce training, support and overhead is lower than comparable telecom providers that tend to offer a broader, one-stop shop product set to their client base.
●	Scalable Network Equipment and Hub Configurations. We have begun the process of optimizing our network for historical IP-based Internet services and optical wave (optical transport services). This process has not altered our primary reliance on two sets of equipment for operation, nor has the addition of optical waves (optical transport services) to our product set altered this equipment configuration. In order to further scale our operating leverage, we have systematically reused older equipment in less dense portions of our network. Due to interoperability between the generations of products, we are able to transfer older equipment from our core, high-traffic areas to less congested portions of our network. The result of this dynamic grooming process is that we are able to utilize our equipment for materially longer periods than our competitors, thereby reducing our capital investment in our network. We design and build all of our network hubs, points of presence, and data centers to the same standards and configurations. This replication strategy provides us scale benefits in equipment purchases, training, and maintenance.

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

Our network is connected to a total of 3,529 buildings that are located in 301 metropolitan markets globally. These buildings include;

●	1,871 large MTOBs (totaling over 1.0 billion square feet of office space);
●	1,675 CNDCs located in 1,471 buildings;
●	101 of our own Cogent data centers; and
●	86 of our smaller Cogent edge data centers.

Our MTOB’s are in major North American cities where we offer our services to a diverse set of high-quality corporate customers within close physical proximity of each other. Our CNDCs are located in North America, Europe, Asia, South America, Oceania and Africa where our net-centric customers directly interconnect with our network.

Our Cogent data centers, including our Cogent Edge data centers, are directly connected to our network and operate across the United States and in Europe, and comprise:

●	Over 1.9 million square feet of floor space, and
●	183 MW of power.

We believe that these network points of presence strategically position our network to attract high levels of Internet traffic and maximize our revenue opportunities and profitability.

Balanced, High-Traffic IP Network. Since its inception, our network has grown significantly in terms of its geographic reach, customer connections, and traffic.

We currently serve:

●	8,085 access networks as well as numerous large and small content providers;
o	62,659 net-centric customer connections,
o	44,307 corporate customer connections, and
o	11,764 enterprise customer connections.

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

Proven and Experienced Management Team. Our senior management team is composed of seasoned executives with extensive expertise in the telecommunications industry as well as knowledge of the markets in which we operate. The members of our senior management team have an average of over 20 years of experience in the telecommunications industry and many have been working together at the Company for several years. Several members of the senior management team have been working together at the Company since 2000. Our senior management team has designed and built our network and, during our formative years, led the integration of network assets we acquired through 13 significant acquisitions prior to our acquisition of the Cogent Fiber Business and managed the expansion and growth of our business. A number of the members of senior management who joined us as part of our acquisition of the Cogent Fiber Business have similar experience and tenure in both the telecommunications industry and at the Cogent Fiber Business. We anticipate that our management team will successfully manage the integration of the Cogent Fiber Business into our current operations.

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

Expand our Business with Enterprise Customers. With our acquisition of the Cogent Fiber Business, we acquired a number of larger enterprise customers. While we are in the process of terminating certain non-core and unprofitable services to these customers at the end of their current term, we have continued to provide our core services to enterprise customers and elected to provide MPLS based VPN as well as VPLS services, a new service for the Company. We have not previously focused our sales efforts on larger enterprise customers. Since the acquisition of the Cogent Fiber Business, we have formed dedicated sales teams who are tasked with preserving existing business with and seeking new sales from enterprise customers.

Increase our Share of the Net-Centric Market. We are currently one of the leading providers of high-speed internet access to a variety of content providers and access networks across the world. We intend to further load our high-capacity network as a result of the growing demand for high-speed Internet access generated by these types of bandwidth-intensive applications such as over-the-top media services, online gaming, video, Internet of Things, voice over IP, remote data storage, and other services. We expect that we will continue to grow our shares of these segments by offering our customers a series of attractive features including:

●	Geographic breadth – We have one of the broadest CNDC footprints in the industry and currently offer network services in 57 countries – as net-centric customers seek a more international audience this footprint is a significant advantage;
●	High capacity and reliability – We offer 100 Mbps to 100 Gbps ports in all of the CNDCs and 400 Gbps in selected locations on our network, which differentiates the capacity choices we provide our net-centric clients;
●	Balanced customer base for IP services – Our leading share of content providers and access networks increases the amount of traffic that originates and terminates on our network thereby reducing latency and enhancing reliability;
●	Large and dedicated salesforce – Our team of net-centric sales professionals is one of the largest salesforces in this industry segment and enables us to better serve this customer segment while also identifying new sales opportunities and gaining new business and customers; and
●	Wavelength and optical transport services - We began offering optical wavelength and optical transport services to our net-centric customers who require these high-bandwidth dedicated point-to-point services.

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

Expand our Product Offerings to Include Wavelength and Optical Transport Services. In connection with our acquisition of the Cogent Fiber Business, we expanded our offerings of optical wavelength and optical transport services over our fiber network. We are selling these services to our existing customers, customers acquired with the Cogent Fiber Business and to new customers who require dedicated optical transport connectivity without the capital and ongoing expenses associated with owning and operating network infrastructure. We currently offer wavelength services in 938 wave-enabled data centers in the United States, Mexico and Canada. We believe our wavelength service has the advantages of unique routes, ubiquitous service locations, faster provisioning times and lower prices.

Expand our Data Center Footprint. We currently operate a number of Cogent data centers across the United States and Europe.

We operate a total of 187 total data centers including:

●	101 larger Cogent “classic” data centers; and
●	86 smaller Cogent edge data centers.

In connection with our acquisition of the Cogent Fiber Business, we acquired multiple Sprint facilities that previously housed Sprint equipment. We evaluated the suitability of these facilities for conversion to commercial data center space and began repurposing suitable facilities. Repurposing these facilities included removing unused, obsolete equipment and racks, and upgrading or installing new HVAC systems, uninterruptable power supplies, backup generators and fire suppression systems as well as other structural changes. By June 30, 2025, we had converted the former Sprint facilities into 52 Cogent data centers and 86 Cogent edge data centers. In connection with this conversion process, we also decommissioned certain legacy Cogent data centers.

Increase our Leasing of IPv4 Address Space. We lease IPv4 address space to our customers, both on a standalone basis and as a complement to a customer’s Internet access services with us. We also provide a small number of free IPv4 addresses to our dedicated Internet access customers. We currently own approximately 38 million IPv4 addresses, of which 9.9 million were recently acquired at the closing of the Sprint acquisition. We currently lease 13.2 million of our IPv4 addresses to our customers on contracts with service terms ranging from one month to five years. We intend to continue to lease IPv4 addresses to our customers as well as explore alternatives for monetizing our IPv4 address inventory.

Results of Operations

Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024

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

	Three Months Ended
	June 30,		Percent
	2025	2024	Change

	(in thousands)
Service revenue	$246,247	$260,443	(5.5)%
Network operations expenses (1)	137,492	156,167	(12.0)%
Selling, general, and administrative (“SG&A) expenses (2)	64,924	68,345	(5.0)%
Sprint acquisition costs	—	12,370	NM %
Depreciation and amortization expenses	75,290	74,036	1.7%
Gain on lease termination	—	3,332	NM
Gain on bargain purchase – Sprint acquisition	—	27,673	NM
Interest income – IP Transit Services Agreement	4,299	5,934	(27.6)%
Loss on debt extinguishment and redemption – 2026 notes	5,606	—	NM
Interest expense – including change in valuation of interest rate swap agreement	39,777	29,541	34.7%
Income tax benefit	16,718	7,853	112.9%
(1)	Includes non-cash equity-based compensation expenses of $506 and $350 in the three months ended June 30, 2025 and 2024, respectively.
(2)	Includes non-cash equity-based compensation expenses of $4,158 and $3,215 in the three months ended June 30, 2025 and 2024, respectively.

NM – not meaningful

Service Revenue. We continually work to grow our total service revenue by increasing the number of potential customers that we can reach on our network. We do this by investing capital to expand the geographic footprint of our network, increasing the number of buildings that we are connected to, including CNDCs and MTOBs, and increasing our penetration rate into our existing buildings. These efforts broaden the global reach of our network and increase the size of our potential addressable market. We also seek to grow our service revenue by investing in our sales and marketing team. We typically sell corporate connections at similar pricing to our competitors, but our corporate customers benefit from our significantly faster speeds, greater aggregate throughput, enhanced service level agreements and rapid installation times. In the net-centric market, we offer comparable services in terms of capacity but typically at significantly lower prices.

Our service revenue decreased by 5.5% from the three months ended June 30, 2024 to the three months ended June 30, 2025. Exchange rates positively impacted our service revenue by $1.5 million reflecting the impact of translating our service revenue for the three months ended June 30, 2025 at the average foreign currency exchange rates for the three months ended June 30, 2024. Our total service revenue decreased from the cancellation of low margin and non-core customers we acquired with the Cogent Fiber Business, and a reduction in revenue under the Commercial Agreement with TMUSA, partially offset by the growth in customers from expanding our network and offering wavelength services, adding additional buildings to our network, increasing our penetration into the buildings connected to our network and gaining market share by offering our services at lower prices than our competitors.

Revenue recognition standards include guidance relating to any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, gross receipts taxes, Universal Service Fund fees and certain state regulatory fees. We record these taxes billed to our customers on a gross basis (as service revenue and network operations expense) in our condensed consolidated statements of comprehensive loss. The impact of these taxes including the Universal Service Fund resulted in an increase to our revenues of $0.8 million from the three months ended June 30, 2024 to the three months ended June 30, 2025.

	Three Months Ended
	June 30,		Percent
	2025	2024	Change
Other Operating Data
Revenue by Customer Type – (thousands)
Corporate	$109,047	$119,557	(8.8)%
Net-centric	97,309	91,107	6.8%
Enterprise	39,891	49,781	(19.9)%

Customer Connections by Customer Type - end of period
Corporate	44,307	48,690	(9.0)%
Net-centric	62,659	61,736	1.5%
Enterprise	11,764	18,356	(35.9)%

Revenue – by Network Connection Type – (thousands)
On-net	$132,331	$140,757	(6.0)%
Off-net	102,177	111,451	(8.3)%
Wavelength	9,057	3,625	149.8%
Non-core	2,682	4,610	(41.8)%

Customer Connections – by Network Connection Type - end of period
On-net	87,407	87,387	0.0%
Off-net	26,239	32,758	(19.9)%
Wavelength	1,469	754	94.8%
Non-core	3,615	7,883	(54.1)%

Average Revenue Per Unit (ARPU)
ARPU on-net	$506	$536	(5.6)%
ARPU off-net	1,267	1,103	14.9%
ARPU wavelength	2,163	1,670	29.5%
Average Price per Megabit installed base	0.17	0.25	(30.1)%

Revenue and customer connections by customer type. Our corporate customers generally purchase their services on a price per connection basis. Our net-centric customers generally purchase their services on a price per megabit-metered basis. We began to serve enterprise customers in connection with our acquisition of the Cogent Fiber Business. We define “enterprise” customers as large corporations (typically, Fortune 500 companies with greater than $5 billion in annual revenue) running Wide Area Networks (“WAN”) with several dozen to several hundred sites. Our enterprise customers generally purchase our services on a price per location basis.

On the Closing Date, we acquired;

●	17,823 corporate customer connections,
●	5,711 net-centric customer connections and
●	23,209 enterprise customer connections with the Cogent Fiber Business.

We classified the $39.5 million of May 2023 Cogent Fiber Business revenue as;

●	$20.1 million of monthly recurring revenue as enterprise revenue,
●	$12.9 million of monthly recurring revenue as corporate revenue and
●	$6.5 million of monthly recurring revenue as net-centric revenue.

Revenues from our corporate, net-centric and enterprise customers represented 44.3%, 39.5% and 16.2% of total service revenue, respectively, for the three months ended June 30, 2025 and represented 45.9%, 35.0% and 19.1% of total service revenue, respectively, for the three months ended June 30, 2024.

Our revenue from our corporate customers decreased primarily due to cancellations of low margin and non-core corporate customers acquired with the Cogent Fiber Business. During the three months ended June 30, 2025, we continued to see declining vacancy rates compared to their peak during the COVID-19 pandemic and rising office occupancy rates in certain markets in which we operate continuing a trend that began following the end of the COVID-19 pandemic. Other markets, particularly those in California, Washington D.C. and the Pacific Northwest, continue to see markedly higher vacancy rates. These higher vacancy rates may represent a long-term change in office attendance and occupancy rates in these markets. Despite this overall environment, we are seeing some positive trends in our corporate business. As the option to fully or partially work from home becomes permanently established at many companies, our corporate customers are integrating some of the new applications that became part of the remote work environment, which benefits our corporate business as these customers upgrade their Internet access infrastructure to higher capacity connections. Further, if and when companies eventually return to the buildings in which we operate, we believe it will present an opportunity for increased sales. However, the exact timing and path of these positive trends remains uncertain.

Our revenue from our net-centric customers increased, primarily due to growth in network traffic from our legacy net-centric customers partly offset by a reduction in revenue under the Commercial Agreement with TMUSA and a reduction in revenue from net-centric customers acquired with the Cogent Fiber Business.

Our net-centric customers purchase our services on a price per megabit basis. The net-centric market exhibits significant pricing pressure due to the continued introduction of new technology, which lowers the marginal cost of transmission and routing, and the commodity nature of the service where price is typically the only differentiating factor for these customers. Our average price per megabit of our installed base of customers decreased by 30.1% from the three months ended June 30, 2024 to the three months ended June 30, 2025. The impact of foreign exchange rates has a more significant impact on our net-centric revenues.

Our revenue from our enterprise customers decreased primarily due to a reduction in revenue from low-margin and non-core enterprise customers acquired with the Cogent Fiber Business. Service revenue classified as on-net revenue and enterprise revenue from a low-margin resale customer acquired in connection with the Cogent Fiber Business was $3.9 million for the three months ended June 30, 2024. The resale customer cancelled its service on June 1, 2024.

Revenue and customer connections by network connection type. On the Closing Date, we classified the total $39.5 million of monthly Cogent Fiber Business revenue as;

●	$2.5 million of on-net revenue,
●	$32.3 million of off-net revenue and
●	$4.7 million of non-core revenue.

Additionally, on the Closing Date, we classified the total 46,743 Cogent Fiber Business customer connections as;

●	1,560 on-net customer connections,
●	24,667 off-net customer connections and

●	20,516 non-core customer connections.

Revenues from our on-net, off-net, wavelength and non-core customers represented 53.7%, 41.5%, 3.7% and 1.1% of total service revenue, respectively, for the three months ended June 30, 2025 and represented 54.0%, 42.8%, 1.4% and 1.8% of total service revenue, respectively, for the three months ended June 30, 2024.

Our on-net revenues increased from the three months ended June 30, 2024 to the three months ended June 30, 2025, primarily from customers acquired with the Cogent Fiber Business and an increase in revenues from our legacy Cogent customers, partially offset by cancellation of service from one low-margin resale customer. Service revenue classified as on-net revenue and enterprise revenue from a low margin resale customer acquired in connection with the Cogent Fiber Business was $3.9 million for the three months ended June 30, 2024. The resale customer cancelled its service on June 1, 2024.

Our off-net revenues decreased from the three months ended June 30, 2024 to the three months ended June 30, 2025 primarily from cancellations of low-margin off-net customers and off-net customers in unlicensed markets that we acquired with the Cogent Fiber Business.

In connection with our acquisition of the Cogent Fiber Business, we expanded our offerings of optical wavelength and optical transport services over our fiber network. Wavelength revenue was $9.1 million for the three months ended June 30, 2025 and $3.6 million for the three months ended June 30, 2024.

Our non-core revenues decreased from the three months ended June 30, 2024 to the three months ended June 30, 2025 from the cancellation of non-core revenues acquired in the Cogent Fiber Business. Non-core services are services, which we acquired and continue to support but do not actively sell.

Network Operations Expenses. Network operations expenses include the costs of personnel associated with service delivery, network management and customer support, network facilities costs, right-of-way fees, fiber and equipment maintenance fees, leased circuit costs, access and facilities fees paid to building owners and excise taxes billed to our customers and recorded on a gross basis. Non-cash equity-based compensation expense is included in network operations expenses consistent with the classification of the employee’s salary and other compensation. Our 12.0% decrease in network operations expense is primarily attributable to our efforts to reduce the network operations costs related to our acquisition of the Cogent Fiber Business. These costs primarily include leased circuit costs, including the reduction of the related “tail-circuit” costs for the reduction in off-net revenue and facilities costs.

Selling, General, and Administrative (“SG&A”) Expenses. Our SG&A expenses, including non-cash equity-based compensation expense, decreased by 5.0% from the three months ended June 30, 2024 to the three months ended June 30, 2025. Our decrease in SG&A operations expense is primarily attributable to our efforts to reduce SG&A costs related to our acquisition of the Cogent Fiber Business. These costs primarily include compensation and related costs and third-party services costs. Non-cash equity-based compensation expense is included in SG&A expenses consistent with the classification of the employee’s salary and other compensation.

Acquisition-Related Costs. In connection with the Transaction and negotiation of the Purchase Agreement, we incurred cumulative professional fees, other acquisition related costs totaling $42.1 million, including $28.6 million of reimbursed severance costs. Such fees totaled $12.4 million for the three months ended June 30, 2024. There were no acquisition related costs recorded in the three months ended June 30, 2025.

Depreciation and Amortization Expenses. Our depreciation and amortization expense increased by 1.7% primarily due to the depreciation expense associated assets acquired with the Cogent Fiber Business and an increase in deployed fixed assets.

Gain on Lease Termination. In June 2024, we elected to exercise a contractual option to prepay in full at a 12.0% discounted rate an IRU finance lease agreement between a us and a vendor we assumed with the Cogent Fiber Business for $114.6 million. At the payment date, the present value of the IRU finance lease liability was $117.9 million and the remaining $4.2 million monthly principal payments totaled $130.2 million. The prepayment resulted in a gain on lease termination of $3.3 million related to the difference between the book value of $117.9 million and the cash payment of $114.6 million. We are continuing to use the related IRU asset.

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

Interest Income - IP Transit Services Agreement. Under the IP Transit Services Agreement TMUSA will pay us an aggregate of $700.0 million, consisting of (i) $350.0 million in equal monthly installments during the first year after the Closing Date and (ii) $350.0 million in equal monthly installments over the subsequent 42 months. The IP Transit Services Agreement was recorded in connection with the Transaction at its discounted present value resulting in a discount of $79.6 million. The amortization of the discount resulted in interest income of $4.3 million for the three months ended June 30, 2025 and $5.9 million for the three months ended June 30, 2024.

Loss on Debt Extinguishment and Redemption - 2026 Existing Notes. On June 17, 2025 Cogent Communications Group, LLC (“Group”) and Cogent Finance, Inc. (the “Co-Issuer” and, together with Group, the “Issuers”), two wholly owned subsidiaries of Cogent Communications Holdings, Inc. (“Holdings”), issued $600.0 million aggregate principal amount of our 6.50% Senior Secured Notes due 2032 (the “2032 Notes”). The 2032 Notes were issued in connection with the extinguishment of our $500.0 million aggregate principal amount of 3.50% Senior Secured Notes that were due in May 2026 that we issued in May 2021 (the “Existing 2026 Notes”), The net proceeds from the 2032 Notes offering were $597.8 million after deducting offering expenses. We used $507.3 million of the net proceeds from the 2032 Notes offering to redeem in full, and satisfy and discharge our obligations under our Existing 2026 Notes. The obligations under our Existing 2026 Notes included the $500.0 million principal amount, a $5.0 million settlement payment and $2.2 million of accrued interest. As a result of the redemption of the Existing 2026 Notes we incurred a loss on debt extinguishment and redemption of $5.6 million.

Interest Expense. Our interest expense resulted from interest incurred on our:

●	$500.0 million Existing 2026 Notes issued in May 2021 until they were extinguished on June 17, 2025,
●	$600.0 million 2032 Notes issued on June 17, 2025 in connection with the extinguishment of our Existing 2026 Notes,
●	$174.4 million of 6.646% New IPv4 Notes issued in April 2025 and $206.0 million of 7.924% Existing IPv4 Notes issued in May 2024 (collectively the “IPv4 Notes”),
●	$300.0 million of 7.00% Senior Unsecured Notes due 2027 issued in June 2024 (the “2027 Mirror Notes”),
●	$450.0 million of 7.00% Senior Unsecured Notes due 2027 issued in June 2022 (the “2027 Notes”),
●	Swap Agreement; and
●	Finance lease obligations.

As of June 30, 2025, the fair value of our Swap Agreement was a net liability of $13.6 million. Changes in the valuation of the Swap Agreement are related changes in interest rates and are included in interest expense. Our interest expense increased by 34.7% from the three months ended June 30, 2024 to the three months ended June 30, 2025, primarily due to the May 2024 issuance of our $206.0 million of Existing IPv4 Notes, the April 2025 issuance of $174.4 million of our New IPv4 Notes and the June 2024 issuance of our $300.0 million 2027 Mirror Notes.

Income Tax Benefit. Our income tax benefit was $16.7 million for the three months ended June 30, 2025 and $7.9 million for the three months ended June 30, 2024. The change in our income tax benefit is primarily related to projected operating results related to the Cogent Fiber Business acquisition and the timing of the reversal of deferred tax liabilities acquired with the Cogent Fiber Business.

Buildings On-net. As of June 30, 2025, and 2024, we had a total of 3,529 and 3,386 on-net buildings connected to our network, respectively. The increase in our on-net buildings was a result of our disciplined network expansion program. We anticipate adding a similar number of buildings to our network for the next several years.

Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024

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

	Six Months Ended
	June 30,		Percent
	2025	2024	Change

	(in thousands)
Service revenue	$493,298	$526,613	(6.3)%
Network operations expenses (1)	274,930	324,367	(15.3)%
Selling, general, and administrative (“SG&A) expenses (2)	138,787	145,392	(4.5)%
Sprint acquisition costs	—	21,407	NM %
Depreciation and amortization expenses	151,328	144,930	4.4%
Gain on lease termination	—	3,332	NM
Gain on bargain purchase – Sprint	—	22,202	NM
Interest income – IP Transit Services Agreement	8,984	13,264	(32.3)%
Loss on debt extinguishment and redemption – 2026 notes	5,606	—	NM
Interest expense – including change in valuation interest rate swap agreement	73,971	58,703	26.0%
Income tax benefit	34,939	26,980	29.5%
(1)	Includes non-cash equity-based compensation expenses of $996 and $385 in the six months ended June 30, 2025 and 2024, respectively.
(2)	Includes non-cash equity-based compensation expenses of $11,681 and $10,131 in the six months ended June 30, 2025 and 2024, respectively.

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

Our service revenue decreased by 6.3% from the six months ended June 30, 2024 to the six months ended June 30, 2025. Exchange rates positively impacted our service revenue by $0.2 million reflecting the impact of translating our service revenue for the six months ended June 30, 2025 at the average foreign currency exchange rates for the six months ended June 30, 2024. Our total service revenue decreased from the cancellation of low margin and non-core customers we acquired with the Cogent Fiber Business, and a reduction in revenue under the Commercial Agreement with TMUSA, partially offset by the growth in customers from expanding our network and offering wavelength services, adding additional buildings to our network, increasing our penetration into the buildings connected to our network and gaining market share by offering our services at lower prices than our competitors.

Revenue recognition standards include guidance relating to any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, gross receipts taxes, Universal Service Fund fees and certain state regulatory fees. We record these taxes billed to our customers on a gross basis (as service revenue and network operations expense) in our condensed consolidated statements of comprehensive loss. The impact of these taxes including the Universal Service Fund resulted in an increase to our revenues of $0.5 million from the six months ended June 30, 2024 to the six months ended June 30, 2025.

	Six Months Ended
	June 30,		Percent
	2025	2024	Change
Other Operating Data
Revenue by Customer Type – (thousands)
Corporate	$219,735	$244,420	(10.1)%
Net-centric	189,925	183,086	3.7%
Enterprise	83,639	99,106	(15.6)%

Customer Connections by Customer Type - end of period
Corporate	44,307	48,690	(9.0)%
Net-centric	62,659	61,736	1.5%
Enterprise	11,764	18,356	(35.9)%

Revenue – by Network Connection Type – (thousands)
On-net	$261,961	$279,382	(6.2)%
Off-net	209,452	229,627	(8.8)%
Wavelength	16,175	6,952	132.9%
Non-core	5,710	10,651	(46.4)%

Customer Connections – by Network Connection Type - end of period
On-net	87,407	87,387	0.0%
Off-net	26,239	32,758	(19.9)%
Wavelength	1,469	754	94.8%
Non-core	3,615	7,883	(54.1)%

Average Revenue Per Unit (ARPU)
ARPU on-net	$499	$530	(5.8)%
ARPU off-net	1,265	1,102	14.7%
ARPU wavelength	2,084	1,638	27.3%
Average Price per Megabit installed base	0.20	0.25	(21.0)%

Revenue and customer connections by customer type. Our corporate customers generally purchase their services on a price per connection basis. Our net-centric customers generally purchase their services on a price per megabit-metered basis. We began to serve enterprise customers in connection with our acquisition of the Cogent Fiber Business. We define “enterprise” customers as large corporations (typically, Fortune 500 companies with greater than $5 billion in annual revenue) running Wide Area Networks (“WAN”) with several dozen to several hundred sites. Our enterprise customers generally purchase our services on a price per location basis.

On the Closing Date, we acquired:

●	17,823 corporate customer connections,
●	5,711 net-centric customer connections and
●	23,209 enterprise customer connections with the Cogent Fiber Business.

We classified the $39.5 million of May 2023 Cogent Fiber Business revenue as:

●	$20.1 million of monthly recurring revenue as enterprise revenue,
●	$12.9 million of monthly recurring revenue as corporate revenue and
●	$6.5 million of monthly recurring revenue as net-centric revenue.

Revenues from our corporate, net-centric and enterprise customers represented 44.5%, 38.5% and 17.0% of total service revenue, respectively, for the six months ended June 30, 2025 and represented 46.4%, 34.8% and 18.8% of total service revenue, respectively, for the six months ended June 30, 2024.

Our revenue from our corporate customers decreased primarily due to cancellations of low margin and non-core corporate customers acquired with the Cogent Fiber Business. Our corporate customers take advantage of our superior speeds, greater aggregate throughput, service levels and installation times versus our competitors During the six months ended June 30, 2025, we continued to see declining vacancy rates compared to their peak during the COVID-19 pandemic and rising office occupancy rates in certain markets in which we operate continuing a trend that began following the end of the COVID-19 pandemic. Other markets, particularly those in California, Washington D.C. and the Pacific Northwest, continue to see markedly higher vacancy rates. These higher vacancy rates may represent a long-term change in office attendance and occupancy rates in these markets. Despite this overall environment, we are seeing some positive trends in our corporate business. As the option to fully or partially work from home becomes permanently established at many companies, our corporate customers are integrating some of the new applications that became part of the remote work environment, which benefits our corporate business as these customers upgrade their Internet access infrastructure to higher capacity connections. Further, if and when companies eventually return to the buildings in which we operate, we believe it will present an opportunity for increased sales. However, the exact timing and path of these positive trends remains uncertain.

Our revenue from our net-centric customers increased, primarily due to growth in network traffic from our legacy net-centric customers partly offset by a reduction in revenue under the Commercial Agreement with TMUSA and from net-centric customers acquired with the Cogent Fiber Business.

Our net-centric customers purchase our services on a price per megabit basis. The net-centric market exhibits significant pricing pressure due to the continued introduction of new technology, which lowers the marginal cost of transmission and routing, and the commodity nature of the service where price is typically the only differentiating factor for these customers. Our average price per megabit of our installed base of customers decreased by 21.0% from the six months ended June 30, 2024 to the six months ended June 30, 2025. The impact of foreign exchange rates has a more significant impact on our net-centric revenues.

Our revenue from our enterprise customers decreased primarily due to a reduction in revenue from low-margin and non-core enterprise customers acquired with the Cogent Fiber Business. Service revenue classified as on-net revenue and enterprise revenue from a low-margin resale customer acquired in connection with the Cogent Fiber Business was $9.7 million for the six months ended June 30, 2024. The resale customer cancelled its service on June 1, 2024.

Revenue and customer connections by network connection type. On the Closing Date, we classified the total $39.5 million of monthly Cogent Fiber Business revenue as:

●	$2.5 million of on-net revenue,
●	$32.3 million of off-net revenue and
●	$4.7 million of non-core revenue.

Additionally, on the Closing Date, we classified the total 46,743 Cogent Fiber Business customer connections as:

●	1,560 on-net customer connections,
●	24,667 off-net customer connections and

●	20,516 non-core customer connections.

Revenues from our on-net, off-net, wavelength and non-core customers represented 53.1%, 42.4%, 3.3% and 1.2% of total service revenue, respectively, for the six months ended June 30, 2025 and represented 53.1%, 43.6%, 1.3% and 2.0% of total service revenue, respectively, for the six months ended June 30, 2024.

Our on-net revenues increased from the six months ended June 30, 2024 to the six months ended June 30, 2025, primarily from customers acquired with the Cogent Fiber Business and an increase in revenues from our legacy Cogent customers, partially offset by cancellation of service from one low-margin resale customer under an uneconomic contract. Service revenue classified as on-net revenue and enterprise revenue from this low-margin resale customer acquired in connection with the Cogent Fiber Business was $9.7 million for the six months ended June 30, 2024. The resale customer cancelled its service on June 1, 2024.

Our off-net revenues decreased from the six months ended June 30, 2024 to the six months ended June 30, 2025 primarily from cancellations of low-margin off-net customers and off-net customers in unlicensed markets that we acquired with the Cogent Fiber Business.

In connection with our acquisition of the Cogent Fiber Business, we expanded our offerings of optical wavelength and optical transport services over our fiber network. Wavelength revenue was $16.2 million for the six months ended June 30, 2025 and $7.0 million for the six months ended June 30, 2024.

Our non-core revenues decreased from the six months ended June 30, 2024 to the six months ended June 30, 2025 from the cancellation of non-core revenues acquired in the Cogent Fiber Business. Non-core services are services, which we acquired and continue to support but do not actively sell.

Network Operations Expenses. Network operations expenses include the costs of personnel associated with service delivery, network management and customer support, network facilities costs, right-of-way fees, fiber and equipment maintenance fees, leased circuit costs, access and facilities fees paid to building owners and excise taxes billed to our customers and recorded on a gross basis. Non-cash equity-based compensation expense is included in network operations expenses consistent with the classification of the employee’s salary and other compensation. Our 15.3% decrease in network operations expense is primarily attributable to our efforts to reduce the network operations costs related to our acquisition of the Cogent Fiber Business. These costs primarily include leased circuit costs, including the reduction of the related “tail-circuit” costs for the reduction in off-net revenue and facilities costs.

Selling, General, and Administrative (“SG&A”) Expenses. Our SG&A expenses, including non-cash equity-based compensation expense, decreased by 4.5% from the six months ended June 30, 2024 to the six months ended June 30, 2025. Our decrease in SG&A operations expense is primarily attributable to our efforts to reduce SG&A costs related to our acquisition of the Cogent Fiber Business. These costs primarily include compensation and related costs and third-party services costs. Non-cash equity-based compensation expense is included in SG&A expenses consistent with the classification of the employee’s salary and other compensation.

Acquisition-Related Costs. In connection with the Transaction and negotiation of the Purchase Agreement, we incurred cumulative professional fees and other acquisition related costs totaling $42.1 million, including $28.6 million of reimbursed severance costs. Such fees totaled $21.4 million for the six months ended June 30, 2024. There were no acquisition related costs recorded in the six months ended June 30, 2025.

Depreciation and Amortization Expenses. Our depreciation and amortization expense increased by 4.4% primarily due to the depreciation expense associated assets acquired with the Cogent Fiber Business and an increase in deployed fixed assets.

Gain on Lease Termination. In June 2024, we elected to exercise a contractual option to prepay in full at a 12.0% discounted rate an IRU finance lease agreement between a us and a vendor we assumed with the Cogent Fiber Business for $114.6 million. At the payment date, the present value of the IRU finance lease liability was $117.9 million and the remaining $4.2 million monthly principal payments totaled $130.2 million. The prepayment resulted in a gain on lease termination of $3.3 million related to the difference between the book value of $117.9 million and the cash payment of $114.6 million. We are continuing to use the related IRU asset.

Gain on Bargain Purchase. We accounted for the Transaction as a business combination. The identifiable assets acquired and liabilities assumed were recorded at their fair values as of the acquisition date. Assigning fair market values to the assets acquired and liabilities assumed at the date of an acquisition requires the use of significant judgment regarding estimates and assumptions. During the six months ended June 30, 2024, we made certain adjustments to our estimates of the fair market value of the assets acquired and liabilities assumed resulting in increase to the gain on bargain purchase of $22.2 million for the six months ended June 30, 2024. The total bargain purchase gain was $1.4 billion.

Interest Income - IP Transit Services Agreement. Under the IP Transit Services Agreement, TMUSA will pay us an aggregate of $700.0 million, consisting of (i) $350.0 million in equal monthly installments during the first year after the Closing Date and (ii) $350.0 million in equal monthly installments over the subsequent 42 months. The IP Transit Services Agreement was recorded in connection with the Transaction at its discounted present value resulting in a discount of $79.6 million. The amortization of the discount resulted in interest income of $9.0 million for the six months ended June 30, 2025 and $13.3 million for the six months ended June 30, 2024.

Loss on Debt Extinguishment – Existing 2026 Notes. On June 17, 2025 we issued $600.0 million aggregate principal amount of our 6.50% Senior Secured Notes due 2032 (the “2032 Notes”). Our 2032 Notes were issued in connection with the extinguishment of our $500.0 million aggregate principal amount of our Existing 2026 Notes. The net proceeds from the 2032 Notes offering were $597.8 million after deducting offering expenses. We used $507.3 million of the net proceeds from the 2032 Notes offering to redeem in full, and satisfy and discharge our obligations under the 2026 Notes. The obligations under the 2026 Notes included the $500.0 million principal amount, a $5.0 million settlement payment and $2.2 million of accrued interest. As a result of the redemption of the Existing 2026 Notes we incurred a loss on debt extinguishment of $5.6 million.

Interest Expense. Our interest expense resulted from interest incurred on our;

●	$500.0 million Existing 2026 Notes issued in May 2021 until they were extinguished on June 17, 2025,
●	$600.0 million 2032 Notes issued on June 17, 2025 in connection with the extinguishment of our Existing 2026 Notes,
●	$174.4 million of 6.646% New IPv4 Notes issued in April 2025 and our $206.0 million of 7.924% Existing IPv4 Notes issued in May 2024 (collectively the “IPv4 Notes”),
●	$300.0 million of 7.00% Senior Unsecured Notes due 2027 issued in June 2024 (the “2027 Mirror Notes”),
●	$450.0 million of 7.00% Senior Unsecured Notes due 2027 issued in June 2022 (the “2027 Notes”),
●	Swap Agreement; and
●	Finance lease obligations.

As of June 30, 2025, the fair value of our Swap Agreement was a net liability of $13.6 million. Changes in the valuation of our Swap Agreement are related changes in interest rates and are included in interest expense. Our interest expense increased by 26.0% from the six months ended June 30, 2024 to the six months ended June 30, 2025, primarily due to the May 2024 issuance of our $206.0 million of Existing IPv4 Notes, the April 2025 issuance of $174.4 million of our New IPv4 Notes and the June 2024 issuance of our $300.0 million 2027 Mirror Notes.

Income Tax Benefit. Our income tax benefit was $34.9 million for the six months ended June 30, 2025 and $27.0 million for the six months ended June 30, 2024. The change in our income tax benefit is primarily related to projected operating results related to the Cogent Fiber Business acquisition and the timing of the reversal of deferred tax liabilities acquired with the Cogent Fiber Business.

Buildings On-net. As of June 30, 2025, and 2024, we had a total of 3,529 and 3,386 on-net buildings connected to our network, respectively. The increase in our on-net buildings was a result of our disciplined network expansion program. We anticipate adding a similar number of buildings to our network for the next several years.

Liquidity and Capital Resources

Acquisition of Sprint Communications – Cash Flow

The Cogent Fiber Business’s cash flow was negative at the time of negotiations and during its recent history. Due to the dire financial condition of the Cogent Fiber Business, it was understood that a payment from T-Mobile to any potential buyer would be required to execute a transaction to give a buyer sufficient cash inflow to offset losses that would be expected until a buyer could optimize the business. Based on management’s internal modeling at the culmination of the due diligence process, management determined this cash payment to be $700.0 million. Management intends to reduce the negative cash flow of the Cogent Fiber Business through the payments from the IP Transit Services Agreement, reducing operating costs and increasing revenue primarily by providing optical wavelength and optical transport services over our fiber network, including the owned network we acquired with the Cogent Fiber Business. We are selling these services to our existing customers, customers we acquired with the Cogent Fiber Business and to new customers who require dedicated optical transport connectivity without the capital and ongoing expenses associated with owning and operating network infrastructure. Our cash flow requirements related to the acquisition of the Cogent Fiber Business will be dependent upon our ability to reduce the acquired operating costs, our success in retaining the acquired customers and our ability to sell optical wavelength and optical transport services over our fiber network.

Under the IP Transit Services Agreement, TMUSA will pay us an aggregate of $700.0 million, consisting of (i) $350.0 million in equal monthly installments of $29.2 million per month during the first year after the Closing Date and (ii) $350.0 million in equal monthly installments of $8.3 million per month over the subsequent 42 months. Through June 30, 2025, we received monthly payments totaling $458.3 million under the IP Transit Services Agreement, reflected as cash flows from investing activities in our condensed consolidated statements of cash flows. As our business has grown as a result of an increasing customer base, the Transaction, broader geographic coverage and increased traffic on our network, we have historically produced a growing level of cash provided by operating activities. Since we closed the Transaction we experienced a reduction of cash provided by operating activities from the impact of the Transaction. The cash received from the IP Transit Services Agreement was designed to offset operating losses associated with the Cogent Fiber Business. Increasing our cash provided by operating activities is, in part, dependent upon our ability to reduce the operating costs of the Cogent Fiber Business while retaining its profitable revenue, expanding our geographic footprint and increasing our revenues from our wavelength and optical network services.

During the first six months of 2025, we have received a total of $50.0 million under the IP Transit Services Agreement. During the remainder of 2025 we expect to receive a total of $50.0 million under the monthly payments under the IP Transit Services Agreement. This includes six monthly payments of $8.3 million each.

Liquidity and cash obligations

In assessing our liquidity, management reviews and analyzes our current cash balances, payments under the IP Transit Services Agreement, accounts receivable, accounts payable, accrued liabilities, capital expenditure commitments, and required finance lease and debt payments and other obligations.

We have had increasing success in raising capital by issuing notes and arranging financing and entering into leases that have had a lower cost and more flexible terms. The combination of our operating performance and access to capital has enhanced our financial flexibility and increased our ability to make distributions to stockholders in the form of cash dividends or through share repurchases. Since our initial public offering, we have returned $1.7 billion to our stockholders through share repurchases and dividends. We will continue to assess our capital and liquidity needs and, where appropriate, return capital to our stockholders.

Over the next several years, we have significant contractual and anticipated cash outlays including our indicative dividend payments on our common stock, our maturing debt obligations, interest payments on our debt obligations and Swap Agreement and our projected capital expenditure requirements in order to help execute our business plan including the continued integration of the Cogent Fiber Business. Based upon the historical growth rate of our dividend, we expect that we would have to provide approximately $399 million in order to meet our expected quarterly dividend payments over the next two years.

The long-term debt interest obligations and maturity dates of our long-term debt obligations are as follows:

●	Our $600.0 million 2032 Notes mature in July 2032 and include annual interest payments of $39.0 million until maturity,
●	Our $450.0 million 2027 Notes mature in June 2027 and include annual interest payments of $31.5 million until maturity,
●	Our $300.0 million 2027 Mirror Notes mature in June 2027 and include annual interest payments of $21.0 million until maturity,
●	Our $206.0 million Existing IPv4 Notes effectively mature in May 2029 (i.e., the interest rate will significantly increase if we do not pay them on the monthly payment date in May of 2029) and include annual interest payments of $16.3 million until such date (which amount increases if the Existing IPv4 Notes are not repaid prior to May 2029), and
●	Our $174.4 million New IPv4 Notes effectively mature in April 2030 (i.e., the interest rate will significantly increase if we do not pay them on the monthly payment date in April of 2030) and include annual interest payments of $11.6 million until such date (which amount increases if the New IPv4 Notes are not repaid prior to April 2030).

Under our Swap Agreement, we pay the counterparty a semi-annual payment based upon overnight SOFR plus a contractual interest rate spread, and the counterparty pays us a semi-annual fixed 3.50% interest payment. These settlement payments are made in November and May of each year until the Swap Agreement expires in February 2026. As of June 30, 2025, $13.6 million of our cash and cash equivalents are restricted for use under our Swap Agreement. We have made a $13.8 million deposit with the counterparty to the Swap Agreement. If the fair value of the Swap Agreement exceeds a net liability of $13.8 million, we will be required to deposit additional funds with the counterparty equal to the net liability fair value.

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

In light of the economic uncertainties associated with the global economy, including due to the impact from tariffs and trade restrictions, the cash flow requirements of the Cogent Fiber Business, the lingering impact of the COVID-19 pandemic and recent bank failures and liquidity concerns at certain other banks, our executive officers and Board of Directors have continued to carefully monitor our liquidity and cash requirements. Based on current circumstances, we currently plan to continue our current dividend policy. Given uncertainties regarding the potential impact of tariffs and trade restrictions, the global economy, lingering business impact of the pandemic, and the cash flow requirements of the Cogent Fiber Business, we will continue to monitor our capital spending. As we do each year, we will continue to monitor our future sources and uses of cash, and anticipate that we will adjust our capital allocation strategies when, as and if determined by our Board of Directors.

Cash, cash equivalents and restricted cash

As of June 30, 2025, we had cash, cash equivalents and restricted cash of $306.7 million. Restricted cash as of June 30, 2025 was $93.1 million. The net proceeds from our 2032 Notes, after the extinguishment and redemption of our Existing 2026 Notes, were $92.8 million. The net proceeds of our $174.4 million New IPv4 Notes that we issued in April 2025 were $170.5 million of which

$72.6 million was restricted. This restricted cash will become available to us based upon improvements in our monthly leverage ratio and our debt service coverage ratio (as defined in the IPv4 Notes Indenture).

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

Cash Flows

The following table sets forth our consolidated cash flows.

	Six Months Ended June 30,
(in thousands)	2025	2024
Net cash used in operating activities	$(7,687)	$(2,951)
Net cash (used in) provided by investing activities	(64,288)	76,840
Net cash provided by financing activities	136,739	232,046
Effect of exchange rates changes on cash	14,045	6,525
Net increase in cash and cash equivalents and restricted cash	$78,809	$312,460

Net Cash Provided by Operating Activities. Our primary source of operating cash is receipts from our customers who are billed on a monthly basis for our services. Our primary uses of operating cash are payments made to our vendors, payments under the TSA, payments to employees and interest payments made to our finance lease vendors and our note holders. Our changes in cash provided by operating activities are primarily due to changes in our operating profit and changes in our interest payments. We paid $48.0 million and $26.9 million of interest on our long-term debt obligations for the six months ended June 30, 2025 and 2024, respectively. On the Closing Date, we entered into a TSA with the Seller, pursuant to which the Seller will provide to us, and we will provide to the Seller on an interim basis following the Closing Date, Transition Services to ensure an orderly transition following the separation of the Cogent Fiber Business from Sprint Communications. Amounts billed under the TSA are due 30 days from receipt of the related invoice.

During the six months ended June 30, 2025 and 2024, we were billed $0.4 million and $23.3 million as due to the Seller under the TSA, respectively. During the six months ended June 30, 2025 and 2024, we paid $0.9 million and $88.2 million to the Seller under the TSA, respectively. Amounts recorded and paid as due to the Seller under the TSA resulted in a use of cash in operating activities of $0.5 million for the six months ended June 30, 2025 and $64.6 million for the six months ended June 30, 2024.

Net Cash (Used in) Provided by Investing Activities. Our primary use of cash for investing activities is for purchases of property and equipment. Purchases of property and equipment were $114.3 million and $89.7 million for the six months ended June 30, 2025 and 2024, respectively. The changes in purchases of property and equipment were primarily due to the timing and scope of our network expansion and reconfiguration activities including geographic expansion, purchases related to our acquisition of the Cogent Fiber Business, costs associated with providing wave and optical transport services, conversion costs related to acquired data centers and adding buildings to our network.

Our primary source of investing cash is from payments under the IP Transit Services Agreement with TMUSA, pursuant to which TMUSA will pay us an aggregate of $700.0 million, consisting of (i) $350.0 million in equal monthly installments during the first year after the Closing Date and (ii) $350.0 million in equal monthly installments over the subsequent 42 months. During the six months ended June 30, 2025 and 2024 we were paid $50.0 million and $154.2 million under the IP Transit Services Agreement, respectively.

Net Cash Provided by Financing Activities. Our primary uses of cash for financing activities are for dividend payments, purchases of our common stock and principal payments under our finance lease obligations. Our primary sources of cash for financing activities are issuances of note obligations. During the six months ended June 30, 2025 and 2024 we paid $98.7 million and $93.8 million for our quarterly dividend payments, respectively. Our quarterly dividends payments have increased due to increases in our quarterly dividend per share amounts. Purchases of our common stock under our stock buyback program were $11.5 million and $8.0 million for the six months ended June 30, 2025 and 2024, respectively. Principal payments under our finance lease obligations were $16.5 million and $42.1 million for the six months ended June 30, 2025 and 2024, respectively. In June 2024, we elected to exercise a contractual option to prepay in full at a 12.0% discounted rate an IRU finance lease agreement between a us and a vendor we assumed with the Cogent Fiber Business for $114.6 million. At the payment date, the present value of the IRU finance lease liability was $117.9 million and the remaining thirty-one $4.2 million monthly principal payments totaled $130.2 million. The prepayment resulted in a gain on lease termination of $3.3 million related to the difference between the book value and the cash payment. Changes in our principal payments under our finance lease obligations were primarily due to the timing and extent of our network expansion and reconfiguration activities including geographic expansion, purchases related to our acquisition of the Cogent Fiber Business associated with providing wave and optical network services and adding buildings to our network.

We completed a series of debt issuances in the six months ended June 30, 2025.

On April 11, 2025 we issued $174.4 million aggregate principal amount of 6.646% secured IPv4 address revenue notes, Series 2025-1 Class A-2 (collectively, the “New IPv4 Notes”), with an anticipated repayment date in April 2030, in an offering exempt from registration under the Securities Act. The net proceeds of the New IPv4 Notes, after offering expenses were $170.4 million. O which $72.6 million are restricted cash. Certain of the restricted cash net proceeds will become available to us based upon improvements in our monthly leverage ratio and debt service coverage ratio (both as defined in the IPv4 Notes Indenture).

Interest on the New IPv4 Notes is paid on a monthly basis. From and after the monthly payment date in April of 2030, principal payments will also be required to be made on the New IPv4 Notes on a monthly basis. No principal payments will be due on the New IPv4 Notes prior to the monthly payment date in April of 2030, unless certain rapid amortization, mandatory prepayment or acceleration triggers are activated.

On June 17, 2025 (the “2032 Notes Closing Date”), we completed an offering of $600.0 million of 2032 Notes for issuance in a private placement not registered under the Securities Act. The net proceeds from the offering were $597.8 million after deducting offering expenses. On June 4, 2025, we issued a notice of conditional full redemption to holders of all of our outstanding $500.0 million of our Existing 2026 Notes, specifying the 2032 Notes Closing Date as the redemption date. On the 2032 Notes Closing Date, we used $507.3 million of the net proceeds from the offering to redeem in full, and satisfy and discharge our obligations under our Existing 2026 Notes. The obligations paid under our Existing 2026 Notes included;

●	$500.0 million principal amount,
●	$5.0 million make-whole payment, and
●	$2.2 million of accrued interest.

We completed a series of debt issuances in the six months ended June 30, 2024.

On May 2, 2024, we issued $206.0 million of our Existing IPv4 Notes, with an anticipated repayment date in May 2029. The net proceeds from the offering, after debt offering costs, were $198.4 million. Interest on the Existing IPv4 Notes is paid on a monthly basis. From and after the monthly payment date in May of 2029, principal payments will also be required to be made on the Existing IPv4 Notes on a monthly basis. No principal payments will be due on the Existing IPv4 Notes prior to the monthly payment date in May of 2029, unless certain rapid amortization, mandatory prepayment or acceleration events occur.

On June 11, 2024, we completed an offering of $300.0 million of 2027 Mirror Notes for issuance in a private placement not registered under the Securities Act. The 2027 Mirror Notes were issued at a price equal to 98.50% of their face value. The net proceeds from the offering were approximately $291.9 million after deducting the discount and offering expenses. The 2027 Mirror Notes bear interest at a rate of 7.00% per annum. Interest began to accrue on the 2027 Mirror Notes on June 11, 2024 and will be paid semi-annually in arrears on June 15 and December 15 of each year, commencing on December 15, 2024. Unless earlier redeemed or repurchased, the 2027 Mirror Notes will mature on June 15, 2027.

Cash Position and Indebtedness

At June 30, 2025, our total indebtedness, at par, was $2.4 billion and our total cash, cash equivalents and restricted cash ($93.1 million) was $306.7 million. Our total indebtedness at June 30, 2025 includes $605.2 million of finance lease obligations for dark fiber under long-term IRU agreements.

Summarized Financial Information of Holdings

Neither Holdings nor any of its subsidiaries that is not also a subsidiary of Group is a “Restricted Subsidiary” as defined under the indentures governing our 2032 Notes, our 2027 Notes or our 2027 Mirror Notes (collectively the “Indentures”). Holdings is a guarantor under these notes, but none of its subsidiaries that is not also a subsidiary of Group is a guarantor under these notes. Under the Indentures, we are required to disclose certain reasonably related information of Holdings and its subsidiaries that is not attributable to Group and its subsidiaries, relating to Holdings’ assets, liabilities and operating results (“Holdings Financial Information”). The Holdings Financial Information as of and for the three and six months ended June 30, 2025 is detailed below (in thousands):

As of June 30, 2025
Cash and cash equivalents	$11,163
Restricted cash	79,471
Accounts receivable, net	6,384
Other current assets	12,584
Total current assets	109,602
Property and equipment, net	222,978
Right-of-use leased assets	29,016
Intangible assets, net	17,873
Deposits and other assets	7,736
Due from T-Mobile - Purchase Agreement	22,218
Total assets	$409,423

Accounts payable	$3,319
Accrued and other liabilities	36,499
Due to T-Mobile – TSA	9
Operating lease liabilities, current maturities	37,943
Total current liabilities	77,770
Operating lease liabilities	209,228
Due to Cogent Communications LLC	650,351
Senior secured IPv4 Notes	370,520
Deferred income tax liabilities	428,972
Other long-term liabilities	18,027
Total liabilities	1,754,868
Total stockholders’ deficit	(1,345,445)
Total liabilities and stockholders’ deficit	$409,423

Three Months Ended
June 30, 2025
Service revenue	$12,827
Operating expenses:
Network operations	20,560
Selling, general, and administrative	18,616
Equity-based compensation expense	5,423
Depreciation and amortization	35,223
Total operating expenses	79,822
Operating loss	(66,995)
Interest expense	(7,151)
Interest income - Purchase Agreement	433
Interest income and other, net	(4,450)
Net loss	$(78,163)

Six Months Ended
June 30, 2025
Service revenue	$23,305
Operating expenses:
Network operations	38,849
Selling, general, and administrative	36,434
Equity-based compensation expense	14,720
Depreciation and amortization	70,849
Total operating expenses	160,852
Operating loss	(135,547)
Interest expense	(11,553)
Interest income - Purchase Agreement	858
Interest income and other, net	(7,069)
Net loss	$(153,311)

Common Stock Buyback Program

Our Board of Directors has approved purchases of shares of our common stock under a buyback program (the “Buyback Program”). In June 2024, we purchased 153,322 shares of our common stock for $8.0 million at an average share price of $51.97. In the second quarter of 2025, we purchased 229,507 shares of our common stock for $11.5 million at an average price of $50.18 per share under the Buyback Program. As of June 30, 2025, there was a total of $10.9 million available under the Buyback Program that was authorized to continue through December 31, 2025. On August 6, 2025, our Board of Directors approved a $100.0 million increase to our Buyback Program to continue to December 31, 2026.

Dividends on Common Stock and Return of Capital Program

On August 6, 2025, our Board of Directors approved the payment of our quarterly dividend of $1.015 per common share. This estimated $48.4 million dividend payment is expected to be made on September 5, 2025.

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

Critical Accounting Estimates

Management believes that as of June 30, 2025, there have been no material changes to our critical accounting policies and significant estimates from those listed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2024.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management believes that as of June 30, 2025, there have been no material changes to our exposures to market risk from those disclosed in Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of our annual report on Form 10-K for the year ended December 31, 2024.

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

ITEM 1A.          RISK FACTORS

Management believes that as of June 30, 2025, there have been no material changes to our risk factors from those disclosed in Item 1A “Risk Factors,” of our annual report on Form 10-K for the year ended December 31, 2024.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Board of Directors has authorized a plan to permit the repurchase of our common stock in negotiated and open market transactions through December 31, 2025. As of June 30, 2025, $10.4 million remained available for such negotiated and open market transactions concerning our common stock. We may purchase shares from time to time depending on market, economic, and other factors.

The following table summarizes our common stock repurchases during the second quarter of 2025 made pursuant to this authorization. During the quarter, we did not purchase shares outside of this program, and all purchases were made by or on behalf of the Company and not by any “affiliated purchaser” (as defined by Rule 10b-18 under the Exchange Act).

Issuer Purchases of Equity Securities

			Total Number	Approximate
	Total		of Shares	Dollar Value of
	Number of		Purchased as Part of	Shares
	Shares	Average Price	Publicly Announced	that May Yet Be Purchased
Period	Purchased	Paid per Share	Plans or Programs	Under the Plans or Programs
April 1-30, 2025	94,856	$53.07	94,856	$17,408,383
May 1-31, 2025	—	—	—	17,408,383
June 1-30, 2025	134,651	$48.15	134,651	$10,925,225
Total	229,507	$50.18	229,507

ITEM 5.          OTHER INFORMATION

During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6.          EXHIBITS.

(a)	Exhibits

Exhibit Number	Description
3.1

Amended and Restated Bylaws of Cogent Communications Holdings, Inc. (as of May 7, 2025) (previously filed as Exhibit 3.1 to our Current Report on Form 8-K, filed on May 8, 2025, and incorporated herein by reference).

4.2

Series 2025-1 Supplement, dated as of April 11, 2025, by and between Cogent IPv4 LLC and Wilmington Trust, National Association (previously filed as Exhibit 4.1 to our Current Report on Form 8-K, filed on April 11, 2025, and incorporated herein by reference).

4.3

Second Amendment to Base Indenture, dated as of April 11, 2025, by and between Cogent IPv4 LLC and Wilmington Trust, National Association (previously filed as Exhibit 4.2 to our Current Report on Form 8-K, filed on April 11, 2025, and incorporated herein by reference).*

10.1#

Second Amended and Restated Cogent Communications Holdings, Inc. 2017 Incentive Award Plan (incorporated by reference to Annex B of the Company’s Definitive Proxy Statement on Schedule 14A filed March 26, 2025 (File No. 000-51829)).

31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer (furnished herewith)
32.2	Certification of Chief Financial Officer (furnished herewith)
101.1

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Comprehensive Loss, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (filed herewith).

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the iXBRL document).
#	Indicates a management contract or compensatory plan or arrangement in which directors or executive officers are eligible to participate.
*

In accordance with Item 601 (a) (5) of Regulation S-K, certain schedules to this exhibit have been omitted from this filing. The registrant will provide a copy of any omitted schedule to the Securities and Exchange Commission or its staff upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2025	COGENT COMMUNICATIONS HOLDINGS, INC.

	By:	/s/ David Schaeffer
		Name:	David Schaeffer
		Title:	Chief Executive Officer

Date: August 7, 2025	By:	/s/ Thaddeus G. Weed
		Name:	Thaddeus G. Weed
		Title:	Chief Financial Officer and Treasurer